Form 10-Q
period 1994-03-31
MBIA INC
filed 1994-05-13
CIK 814585

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549


                            FORM 10-Q



     (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


                 For the Quarter Ended March 31, 1994


                               OR


  (  )  TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from __________ to __________


              For the Quarter Ended March 31, 1994

Commission File No. 1-9583       I.R.S. Employer Identification No. 06-1185706



                            MBIA INC.
                    A Connecticut Corporation
              113 King Street, Armonk, N. Y. 10504
                         (914) 273-4545



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes__X__   NO_____

As of April 30, 1994 there were outstanding 41,678,144 shares of Common Stock, par value $1 per share, of the registrant.

                              INDEX

PART I   FINANCIAL INFORMATION

                                                                         PAGE
Item 1.  Financial Statements (Unaudited)
         MBIA Inc. and Subsidiaries
         Consolidated Balance Sheets - March 31, 1994
          and December 31, 1993 (Audited)                                 3

         Consolidated Statements of Income - Three months
          ended March 31, 1994 and 1993                                   4

         Consolidated Statement of Changes in Shareholders' Equity
          -  Three months ended March 31, 1994                            5

         Consolidated Statements of Cash Flows
          -  Three months ended March 31, 1994 and 1993                   6

         Notes to Consolidated Financial Statements                       7


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8 - 13



PART II  OTHER INFORMATION, AS APPLICABLE

Item 6.  Exhibits and Reports on Form 8-K                                 14


SIGNATURES                                                                15

                               (2)

                   MBIA INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

         (Dollars in thousands except per share amounts)

                                         March 31, 1994     December 31, 1993
                                         --------------     -----------------
                                         (Unaudited)               (Audited)
                 ASSETS
Investments:
 Fixed maturity securities, at
  amortized cost (market value
  $3,015,527)                                $      ---            $2,796,699
 Fixed maturity securities held as
  available-for-sale at market
  (amortized cost $2,949,800)                 3,029,014                   ---
 Short-term investments, at amortized
  cost (which approximates market value)         97,755               104,205
 Other investments                               17,308               104,681
                                             ----------            ----------
                                              3,144,077             3,005,585
 Municipal investment agreement
  portfolio, at amortized cost                      ---               538,751
 Municipal investment agreement
  portfolio, at market                          675,696                   ---
                                             ----------            ----------
   TOTAL INVESTMENTS                          3,819,773             3,544,336

Cash and cash equivalents                         6,220                 2,492
Accrued investment income                        53,541                54,794
Deferred acquisition costs                      123,425               120,484
Prepaid reinsurance premiums                    171,095               170,551
Goodwill (less accumulated amortization
  of $32,344 and $31,088)                       115,022               116,279
Property and equipment, at cost
  (less accumulated depreciation
  of $11,475 and $10,734)                        44,389                44,115
Receivable for investments sold                   4,368                31,903
Other assets                                     25,540                21,359
                                             ----------            ----------
   TOTAL ASSETS                              $4,363,373            $4,106,313
                                             ==========            ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deferred premium revenue                    $1,425,462            $1,402,807
 Loss and loss adjustment
  expense reserves                               35,648                33,735
 Long-term debt                                 298,708               298,680
 Municipal investment agreements                693,570               493,014
 Current income taxes payable                    14,040                 1,811
 Deferred income taxes                          130,567               107,881
 Payable for investments purchased               28,420               111,279
 Other liabilities                               57,424                60,748
                                             ----------            ----------
   TOTAL LIABILITIES                          2,683,839             2,509,955
                                             ----------            ----------

Shareholders' Equity:
 Preferred stock, par value $1 per share;
  authorized shares--10,000,000; issued
  and outstanding--none                             ---                   ---
 Common stock, par value $1 per share;
  authorized shares--100,000,000;
  issued shares--
  42,077,387 and 42,074,387                      42,077                42,074
 Additional paid-in capital                     719,453               719,281
 Retained earnings                              899,905               844,916
 Cumulative translation adjustment                 (624)               (1,218)
 Unrealized appreciation of investments,
  net of deferred income taxes of
  $23,479 and $3,813                             43,209                 7,080
 Treasury stock, at cost;
  shares--399,243 and 260,243                   (24,486)              (15,775)
                                             ----------            ----------
   TOTAL SHAREHOLDERS' EQUITY                 1,679,534             1,596,358
                                             ----------            ----------
   TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                    $4,363,373            $4,106,313
                                             ==========            ==========

             The accompanying notes are an integral part of the
                   consolidated financial statements.

                                       (3)

                   MBIA INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

         (Dollars in thousands except per share amounts)

                                                 Three months ended
                                                      March 31
                                             -------------------------
                                                1994           1993
                                             ----------     ----------
Revenues:
 Gross premiums written                      $   84,311     $   98,025
 Ceded premiums                                  (7,798)        (8,836)
                                             ----------     ----------
  Net premiums written                           76,513         89,189
 Increase in deferred premium revenue           (22,061)       (35,724)
                                             ----------     ----------
  Premiums earned (net of ceded
   premiums of $7,254 and $8,090)                54,452         53,465
 Net investment income                           46,884         42,646
 Net realized gains                               6,370          2,339
 Non-insurance revenues                           2,218          1,104
 Non-insurance net realized losses                 (617)           ---
 Other income                                       320            759
                                             ----------     ----------
  Total revenues                                109,627        100,313
                                             ----------     ----------
Expenses:
 Insurance:
  Losses and loss adjustment expenses             1,925          1,537
  Policy acquisition costs, net                   5,959          6,163
  Operating expenses                              9,342          8,917
 Non-insurance expenses                           2,334          1,035
 Interest expense                                 6,735          6,719
 Other expenses                                     423            563
                                             ----------     ----------
  Total expenses                                 26,718         24,934
                                             ----------     ----------
Income before income taxes                       82,909         75,379
Provision for income taxes                       17,168         15,651
                                             ----------     ----------
Income before cumulative effect of
  accounting changes                             65,741         59,728

Cumulative effect of accounting changes             ---         12,923
                                             ----------     ----------
NET INCOME                                   $   65,741     $   72,651
                                             ==========     ==========

Income per common share before
  cumulative effect of accounting change     $     1.56     $     1.41

NET INCOME PER COMMON SHARE                  $     1.56     $     1.71
                                             ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 AND COMMON STOCK EQUIVALENTS OUTSTANDING    42,155,023     42,409,733
                                             ==========     ==========

    The accompanying notes are an integral part of the consolidated financial statements.

                                   (4)

                                  MBIA INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                           For the three months ended March 31, 1994

                             (In thousands except per share amounts)

                              Common Stock     Additional              Cumulative      Unrealized         Treasury Stock
                             --------------     Paid-in     Retained    Translation    Appreciation     -------------------
                             Shares   Amount    Capital     Earnings    Adjustment    of Investments     Shares      Amount
                             ------  -------   ---------   ----------   -----------   --------------    --------    -------
BALANCE, JANUARY 1, 1994     42,074  $42,074   $719,281     $844,916      $(1,218)         $ 7,080          260     $15,775

Treasury shares acquired        ---      ---        ---          ---          ---              ---          147       8,886

Exercise of stock options         3        3        172           84          ---              ---           (8)       (175)

Net income                      ---      ---        ---       65,741          ---              ---          ---         ---

Change in foreign currency
 translation                    ---      ---        ---          ---          594              ---          ---         ---

Change in unrealized
 appreciation of investments
 net of change in deferred
 income taxes of $(19,666)      ---      ---        ---          ---          ---           36,129          ---         ---

Dividends (declared and paid
 per common share $.26)         ---      ---        ---      (10,836)         ---              ---          ---         ---
                             ------  -------   --------     --------      -------          -------     --------     -------
BALANCE, MARCH 31, 1994      42,077  $42,077   $719,453     $899,905      $  (624)         $43,209          399     $24,486
                             ======  =======   ========     ========      =======          =======     ========     =======

              The accompanying notes are an integral part of the consolidated financial statements.
                                                      (5)

                   MBIA INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         (In thousands)

                                                         Three months ended
                                                              March 31
                                                       ----------------------
                                                          1994         1993
                                                       ----------   ---------
Cash flows from operating activities:
 Net income                                             $  65,741   $  72,651
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Increase in accrued investment income                     1,253       3,418
  Increase in deferred acquisition costs                   (2,941)     (2,343)
  Increase in prepaid reinsurance premiums                   (544)       (746)
  Increase in deferred premium revenue                     22,665      36,470
  Increase in loss and loss adjustment
    expense reserves                                        1,913       1,532
  Depreciation                                                741         508
  Amortization of goodwill                                  1,256       1,267
  Amortization of bond premium, net                             1          51
  Net realized gains on sale of investments                (6,370)     (2,339)
  Deferred income taxes                                     3,020     (10,885)
  Other, net                                                9,291      11,833
                                                        ---------   ---------
  Total adjustments to net income                          30,285      38,766
                                                        ---------   ---------
  Net cash provided by operating activities                96,026     111,417
                                                        ---------   ---------
Cash flows from investing activities:
  Purchase of fixed maturity securities, net
    of payable for investments purchased                 (342,288)   (224,811)
  Sale of fixed maturity securities, net of
    receivable for investments sold                       142,388     112,780
  Redemption of fixed maturity securities, net of
    receivable for investments redeemed                    40,091      42,940
  Sale (purchase) of short-term investments, net            1,742     (13,160)
  Sale (purchase) of other investments, net                87,956     (10,294)
  Purchases for municipal investment agreement
    portfolio, net of payable for
    investments purchased                                (460,578)        ---
  Sales from municipal investment agreement
    portfolio, net of receivable for
    investments sold                                      261,642         ---
  Capital expenditures, net of disposals                   (1,008)     (2,689)
                                                        ---------   ---------
  Net cash used by investing activities                  (270,055)    (95,234)
                                                        ---------   ---------
Cash flows from financing activities:
  Dividends paid                                          (10,836)     (8,805)
  Purchase of treasury stock                               (8,886)        ---
  Proceeds from issuance of municipal
    investment agreements                                 277,591         ---
  Payments for drawdowns of municipal
    investment agreements                                 (80,546)        ---
  Exercise of stock options                                   434       2,212
                                                        ---------   ---------
  Net cash provided (used) by
    financing activities                                  177,757      (6,593)
                                                        ---------   ---------
Net increase in cash and
  cash equivalents                                          3,728       9,590
Cash and cash equivalents - beginning of period             2,492      11,226
                                                        ---------   ---------

Cash and cash equivalents - end of period               $   6,220   $  20,816
                                                        =========   =========
Supplemental cash flow disclosures:
 Income taxes paid                                      $   1,818   $     895
 Interest paid:
  Long-term debt                                        $   9,188   $   9,188
  Municipal investment agreements                           2,880         ---


      The accompanying notes are an integral part of the consolidated financial  statements.

                                     (6)

                   MBIA INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 1993 for MBIA Inc. and Subsidiaries (the "Company"). The accompanying unaudited consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1994 may not be indicative of the results that may be expected for the year ending December 31, 1994. The December 31, 1993 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


2.   Dividends Declared

Dividends  declared by the Company during the three months  ended
March 31, 1994 were $10.8 million.


3.   Investments in Debt and Equity Securities

As of March 31, 1994 the Company adopted Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Fixed-income investments, which were previously carried at amortized cost were deemed by management to be available-for-sale and therefore are reported at market value with net unrealized gains reported in shareholders' equity. The adoption of SFAS 115 resulted in an increase of $64.8 million in the reported value of the Company's investment portfolio and an increase in shareholders' equity of $42.1 million. There was no income statement impact.

                               (7)

                   MBIA INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS
1994 AND 1993 - FIRST QUARTER RESULTS

MBIA Inc.'s (the "Company") 1994 first quarter net income and earnings per share were $65.7 million and $1.56, respectively. Excluding the effects of accounting changes, first quarter 1994 net income and earnings per share increased 10% and 11%, respectively, over first quarter 1993. The Company's 1993 results included an extraordinary net income benefit of $12.9 million or $0.30 per share from the adoption of mandatory accounting changes primarily related to deferred taxes. Including the accounting changes, first quarter 1994 net income and earnings per share declined 10% and 9%, respectively.

      The Company also measures its performance in terms of core earnings, which exclude the effects of the relatively less predictable elements of net premiums earned from refundings and calls of previously insured issues, realized gains and accounting changes. Core earnings increased by 17% to $1.27 per share compared with $1.09 a year ago, reflecting the Company's continuing ability to produce consistent growth from its expanding portfolio of insured issues and investment portfolio.

  According to The Bond Buyer, long-term new issue municipal bond volume was $49.8 billion of par value in the first quarter of 1994, down from $67.3 billion in the first quarter of 1993. For both periods, the insured portion was 37%. In the first quarter of 1994, the Company's principal operating subsidiary, Municipal Bond Investors Assurance Corporation ("MBIA Corp."), led the industry in market share, guaranteeing 35% of the insured long-term new issue municipal bond volume. In addition, the Company led the new issue insured structured finance market, with a 35% share of the market.

   With the decline in overall market volume, gross premiums written by MBIA Corp. decreased 14% to $84.3 million during the first quarter, from $98.0 million during the first quarter of 1993. New issue and secondary market municipal and asset-backed premiums, the major components of gross premiums written, decreased 13% to $76.8 million compared with $87.8 million in the same period last year. Installment premiums received for policies issued in prior years, including net amounts assumed related to the installment business of the Association, were $7.3 million and $6.5 million for the first quarters of 1994 and 1993, respectively. Gross premiums written also included portfolio assumptions of $0.2 million and $3.7 million for the first quarters of 1994 and 1993, respectively.

   With the decrease in the volume of gross premiums written, premiums ceded to reinsurers declined 12% to $7.8 million during the first quarter of 1994 compared to $8.8 million in the same period last year. In both the first


                               (8)

                   MBIA INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)




quarters of 1994 and 1993, premiums ceded as a percentage of gross premiums written were constant at 9%.

   Net  premium writings of $76.5 million for 1994 also decreased
14% from $89.2 million in the same period last year.

   Typically, insurance premiums are paid in full at the time the insurance policy is issued and are earned pro rata over the period of risk. Premiums are allocated to each bond maturity based on par amount and are earned on a straight-line basis over the term of each maturity. Accordingly, the portion of net premiums earned on each policy in any given year represents a relatively small percentage of the total net premium received. The balance represents deferred premium revenue which will be earned in the future over the remaining life of the bond.

   Installment premiums are not recorded as a component of deferred premium revenues until received and therefore represent an off-balance sheet value which will contribute to future earned premiums. As of March 31, 1994, MBIA estimates the present value of its future stream of payments to be $187.6 million.

   Premiums earned in the first quarter increased 2% to $54.5 million from $53.5 million in the first quarter of 1993. This increase was a result of the growth in deferred premium revenues from the addition of new business in 1993, partially mitigated by the decline in earned premiums resulting from lower bond refundings and calls during 1994.

   When an MBIA-insured bond issue is refunded or retired early, the outstanding liability associated with the refunded or called portion is extinguished and the remaining deferred premium revenue is earned immediately, except for any portion which may be applied as a credit toward the premium charged on the refunding bond issue if such refunding issue is insured by MBIA Corp. Earned premiums generated by refunded and called bonds in the first quarter of 1994 and 1993 were $14.5 million and $19.9 million, respectively. Of these amounts, $8.9 million and $11.2 million, respectively, related to issues for which MBIA Corp. insured the replacement bonds. The amount of bond refundings and calls is difficult to predict since it is influenced by a variety of factors such as prevailing interest rates relative to the coupon rates of the original issue, the issuer's desire to modify restrictive covenants and changing requirements under the Internal Revenue Code.


                               (9)

                   MBIA INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)




   The Company's total investments were $3.82 billion as of March
31,  1994,  including  $675.7 million related  to  the  Company's municipal  investment agreement business. Net  investment  income
(excluding  the amount earned on investment agreement assets which are recorded as a component  of non-insurance  revenues) increased
10% to $46.9  million  in  the first  quarter  of  1994  compared with  $42.6  million  in  the corresponding period of 1993.  The increase was a result  of  the growth of invested assets from continued positive operating  cash flows. Average investments excluding investment agreement assets were  $3.01  billion in the first quarter of 1994 compared with $2.58 billion for the same
period last year.   Tax-exempt investments  as  of  March  31,
1994 represented 75% of total investments excluding investment agreement assets, compared with 70% at December 31, 1993.
Net realized capital gains in the first quarter of 1994 increased to $6.4 million from $2.3 million in the same period of 1993. The Company realized $9.4 million in gains from the liquidation of its investment in an S&P indexed fund, which was partially offset by $3.0 of realized losses in its fixed income portfolio.

       MBIA has undertaken the development of non-insurance businesses which capitalize on its core capabilities. In aggregate for the first quarter 1994, these businesses contributed $2.2 million, double the first quarter 1993 revenues of $1.1 million.

      MBIA Municipal Investors Services Corporation ("MBIA/MISC") provides cash management services for local governments, school districts and similar authorities. As of March 31, 1994 MBIA/MISC had 662 clients and over $2.1 billion of client assets under management. MBIA/MISC is operating in seven states and plans to continue its expansion into additional states in the near term.

      In 1993, the Company formed MBIA Investment Management Corp. ("IMC"), which provides investment vehicles in the form of investment agreements guaranteed as to principal and interest, for states, municipalities and municipal authorities. At March 31, 1994, IMC had outstanding investment agreements of $693.6 million. The related assets are invested in high quality securities and are recorded as a component of the Company's total investments, exclusive of payables and receivables for investments not settled.

      Municipal  investment agreements are  recorded  as  balance
sheet liabilities at the time such agreements are executed.   The
liability for a municipal investment agreement is carried at the principal value of the

                              (10)

                   MBIA INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)




obligation  plus  accrued  interest  due.   Interest  expense  on
municipal investment agreements is computed daily based upon the outstanding liability balance at rates specified in the agreements, and that expense is deducted from the investment income from the related assets in non-insurance revenues.

      The provision for losses and loss adjustment expenses for the first quarter of 1994 was $1.9 million, compared with $1.5 million in 1993, representing additions to the loss reserves consistent with the Company's reserve methodology. At March 31, 1994, $22.4 million of the $35.6 million loss and loss adjustment expense reserve was allocated on a case basis, compared with $7.3 million of the $27.0 million reserve for first quarter-end 1993. During the first quarter of 1994, the Company's case reserves increased by $14.9 million of which $13.4 million related to five issues added to the case specific portion of the total reserve. None of these issues are in default. The increase in case reserves had no impact on net income, since the increase in the Company's case-specific reserve was offset by a corresponding decrease in the unallocated portion of its general loss reserve.

   Other insurance related expenses which are composed of net policy acquisition costs and operating expenses increased by almost 2%, paralleling the increase in earned premiums for the period.

   Expenses related to the Company's non-insurance business lines increased to $2.3 million in the first quarter of 1994 from  $1.0 million in the first quarter of 1993 due to the expansion of these new businesses.

  The Company's interest expense was constant at $6.7 million for the first quarters of 1994 and 1993.

   In aggregate, expenses for the first quarter of 1994 increased by 7% over the first quarter of 1993.

   The Company's effective tax rates at 20.7% and 20.8% for the first quarters of 1994 and 1993, respectively, were virtually unchanged despite the increase in the Federal corporate tax rate. This was due principally to the Company's strategy to shift towards a higher proportion of tax-exempt securities in its investment portfolio.

  During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Fixed-income investments, which were previously carried at amortized cost are now classified as available-for-sale and reported at market value. The first quarter 1994 impact of this


                              (11)

                   MBIA INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)




change was an increase of $64.8 million in the reported value of the Company's nvestment portfolio and an increase in shareholders' equity of $42.1 million, or $1.01 in book value per share. Changes in the market value of securities classified as available-for-sale have no income statement impact.


LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated reported invested assets and cash grew 8% to $3.83 billion at March 31, 1994 from $3.55 billion at year-end 1993. The increase was due to continued positive operating cash flow from MBIA Corp.'s insurance premiums, investment income, an increase in the municipal investment agreement portfolio and the impact of SFAS 115.

   The Company's liquidity is largely dependent upon MBIA Corp.'s ability to pay dividends to the Company. MBIA Corp.'s net income, comprised of premium earnings and investment income less losses, expenses and taxes, is a source of continuing additions to capital and dividend paying capability. Under New York insurance law, without prior approval of the Superintendent of the New York State Insurance Department, MBIA Corp. may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement, and the dividends in any 12-month period may not exceed the lesser of 10% of its policyholders' surplus as shown on its last filed statutory-based financial statements or adjusted net investment income, as defined, for such 12-month period. MBIA Corp. paid no dividends in the first quarter of 1994 and at March 31, 1994 had in excess of $68 million available for payment of further dividends to the Company without prior approval.

   MBIA Corp. has an irrevocable standby line of credit of $575 million with a group of major banks to provide funds for the payment of claims in the event that severe losses should occur. The agreement is for a seven-year term expiring on December 31, 2000 but, subject to approval by the banks, the agreement may be renewed annually to extend the term to seven years beyond the
renewal  date.   To further facilitate the immediate  payment  of
claims, should they occur, MBIA Corp. has established lines of credit totaling $130 million with four other major banks. The Company also maintains a $25 million revolving line of credit with a major bank for general corporate purposes. As of March
31, 1994, there were no outstanding borrowings under these agreements.


                              (12)

                   MBIA INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)




  MBIA Corp. also maintains a high degree of liquidity within its investment portfolio in the form of readily marketable high quality fixed income securities and short-term investments. In management's opinion, the capital resources of MBIA Corp., represented by the liquidity of its investment portfolio, its cash flow from operations and bank lines of credit are more than adequate to meet the Company's expected cash requirements.

   At March 31, 1994, MBIA Corp. had $22.4 million in case specific loss reserves. Any related payments are expected to be funded from operating cash flows.


                              (13)

PART  II  -  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

             (a) Exhibits

                 11.  Computation of Earnings Per Share Assuming Full Dilution


                              (14)

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                          MBIA INC.
                                               -----------------------------
                                                          Registrant




Date:     May 12, 1994                               /s/  ARTHUR M. WARREN
       ----------------------                   ----------------------------
                                                    Arthur M. Warren
                                                    Senior Vice President,
                                                    Chief Financial Officer &
                                                    Treasurer





Date:     May 12, 1994                             /s/ JULLIETTE S. TEHRANI
       -----------------------                  -----------------------------
                                                Julliette S. Tehrani
                                                Senior Vice President,
                                                Controller & Assistant Treasurer
                                                (Principal Accounting Officer)


                              (15)