Form 10-Q
period 1994-06-30
MBIA INC
filed 1994-08-12
CIK 814585

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


                                   FORM 10-Q



    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the Quarter Ended June 30, 1994


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

As of July 29, 1994 there were outstanding 41,692,056 shares of Common Stock, par value $1 per share, of the registrant.

                                   INDEX
                                   -----

PART I   FINANCIAL INFORMATION
                                                                         PAGE
                                                                         ----
Item 1.  Financial Statements (Unaudited)
         MBIA Inc. and Subsidiaries
         Consolidated Balance Sheets - June 30, 1994
           and December 31, 1993 (Audited)                               3

         Consolidated Statements of Income - Three months
           and six months ended June 30, 1994 and 1993                   4

         Consolidated Statement of Changes in Shareholders' Equity
           -  Six months ended June 30, 1994                             5

         Consolidated Statements of Cash Flows
           -  Six months ended June 30, 1994 and 1993                    6

         Notes to Consolidated Financial Statements                      7


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           8 - 16



PART II  OTHER INFORMATION, AS APPLICABLE

Item 6.  Exhibits and Reports on Form 8-K                                17


SIGNATURES                                                               18

                                       (2)

                    MBIA INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

          (Dollars in thousands except per share amounts)

                                     June 30, 1994    December 31, 1993
                                   ----------------   -----------------
                                      (Unaudited)         (Audited)
    ASSETS

Investments:
 Fixed maturity securities,
  at amortized cost
  (market value $3,015,527)             $      ---          $2,796,699
 Fixed maturity securities held
  as available-for-sale at market
  (amortized cost $3,005,263)            3,038,991                 ---
 Short-term investments,
  at amortized cost (which
  approximates market value)               105,610             104,205
 Other investments                          17,103             104,681
                                        ----------          ----------
                                         3,161,704           3,005,585
 Municipal investment agreement
  portfolio, at amortized cost
  (market value $536,590)                      ---             538,751
 Municipal investment agreement
  portfolio, at market
  (amortized cost $1,276,558)            1,240,376                 ---
                                        ----------          ----------
   TOTAL INVESTMENTS                     4,402,080           3,544,336

Cash and cash equivalents                   12,272               2,492
Accrued investment income                   62,944              54,794
Deferred acquisition costs                 126,064             120,484
Prepaid reinsurance premiums               182,858             170,551
Goodwill (less accumulated
 amortization of $33,601 and $31,088)      113,766             116,279
Property and equipment, at cost
 (less accumulated depreciation
 of $12,270 and $10,734)                    44,252              44,115
Receivable for investments sold             54,368              31,903
Other assets                                38,583              21,359
                                        ----------          ----------
   TOTAL ASSETS                         $5,037,187          $4,106,313
                                        ==========          ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Deferred premium revenue               $1,474,801          $1,402,807
 Loss and loss adjustment
  expense reserves                          37,577              33,735
 Long-term debt                            298,735             298,680
 Municipal investment agreements         1,264,933             493,014
 Current income taxes payable                  ---               1,811
 Deferred income taxes                     112,279             107,881
 Payable for investments purchased          73,546             111,279
 Other liabilities                          84,465              60,748
                                        ----------          ----------
   TOTAL LIABILITIES                     3,346,336           2,509,955
                                        ----------          ----------
Shareholders' Equity:
 Preferred stock, par value $1 per
  share; authorized shares--10,000,000;
  issued  and outstanding--none                ---                 ---
 Common stock, par value $1 per share;
  authorized shares--100,000,000;
  issued shares -- 42,077,387
  and 42,074,387                            42,077              42,074
 Additional paid-in capital                719,769             719,281
 Retained earnings                         953,933             844,916
 Cumulative translation adjustment             226              (1,218)
 Unrealized (depreciation) appreciation
  of investments, net of deferred
  income tax (benefit) provision of
  $(236) and $3,813                           (986)              7,080
 Treasury stock, at cost; shares
  -- 385,731 and 260,243                   (24,168)            (15,775)
                                        ----------          ----------
   TOTAL SHAREHOLDERS' EQUITY            1,690,851           1,596,358
                                        ----------          ----------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                $5,037,187          $4,106,313
                                        ==========          ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                                (3)

                    MBIA INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

          (Dollars in thousands except per share amounts)

                               Three Months Ended        Six Months Ended
                                     June 30                  June 30
                             ----------------------   ----------------------
                                1994        1993         1994        1993
                             ----------  ----------   ----------  ----------
Revenues:
 Gross premiums written      $  109,975  $  154,315   $  194,286  $  252,340
 Ceded premiums                 (18,877)    (20,323)     (26,675)    (29,159)
                             ----------  ----------   ----------  ----------
  Net premiums written           91,098     133,992      167,611     223,181
 Increase in deferred
  premium revenue               (37,410)    (75,071)     (59,471)   (110,795)
                             ----------  ----------   ----------  ----------
  Premiums earned (net
   of ceded premiums of
   $7,114, $9,644,
   $14,368 and $17,734)          53,688      58,921      108,140     112,386
 Net investment income           47,806      44,272       94,690      86,919
 Net realized gains               2,537       2,987        8,907       5,326
 Non-insurance revenues           5,579         884        7,797       1,988
 Non-insurance net
  realized gains (losses)           159         ---         (458)        ---
 Other income                       305       1,870          625       2,628
                             ----------  ----------   ----------  ----------
  Total revenues                110,074     108,934      219,701     209,247
                             ----------  ----------   ----------  ----------

Expenses:
 Insurance:
  Losses and loss
   adjustment expenses            2,114       2,619        4,039       4,156
  Policy acquisition
   costs, net                     5,101       6,346       11,060      12,509
  Operating expenses             10,295       9,703       19,637      18,619
 Non-insurance expenses           2,612       1,048        4,946       2,083
 Interest expense                 6,720       6,743       13,455      13,462
 Other expenses                     210          71          633         635
                             ----------  ----------   ----------  ----------
  Total expenses                 27,052      26,530       53,770      51,464
                             ----------  ----------   ----------  ----------

Income before income taxes       83,022      82,404      165,931     157,783

Provision for income taxes       18,071      18,563       35,239      34,214
                             ----------  ----------   ----------  ----------

Income before cumulative
 effect of accounting
 changes                         64,951      63,841      130,692     123,569

Cumulative effect of
 accounting changes                ---         ---          ---       12,923
                             ----------  ----------   ----------  ----------

NET INCOME                   $   64,951  $   63,841   $  130,692  $  136,492
                             ==========  ==========   ==========  ==========

Income per common
 share before cumulative
 effect of accounting
 changes                     $     1.54  $     1.50   $     3.10  $     2.91

NET INCOME PER
 COMMON SHARE                $     1.54  $     1.50   $     3.10  $     3.22
                             ==========  ==========   ==========  ==========

Weighted average number of
 common shares and common
 stock equivalents
 outstanding                 42,074,096  42,446,881   42,114,939  42,429,191
                             ==========  ==========   ==========  ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                                (4)

                                MBIA INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                           For the six months ended June 30, 1994

                           (In thousands except per share amounts)

                                                                                        Unrealized
                              Common Stock     Additional                 Cumulative    Appreciation        Treasury Stock
                             --------------     Paid-in     Retained    Translation   (Depreciation)    -------------------
                             Shares   Amount    Capital     Earnings    Adjustment    of Investments     Shares      Amount
                             ------  -------   ---------   ----------   -----------   --------------    --------    -------

BALANCE, JANUARY 1, 1994     42,074  $42,074   $719,281     $844,916      $(1,218)         $ 7,080          260     $15,775

Treasury shares acquired        ---      ---        ---          ---          ---              ---          147       8,886

Exercise of stock options         3        3        488          ---          ---              ---          (21)       (493)

Net income                      ---      ---        ---      130,692          ---              ---          ---         ---

Change in foreign currency
 translation                    ---      ---        ---          ---        1,444              ---          ---         ---

Change in unrealized
 appreciation (depreciation)
 of investments net of
 change in deferred
 income taxes of $(4,049)       ---      ---        ---          ---          ---           (8,066)         ---         ---

Dividends (declared and paid
 per common share $.52)         ---      ---        ---      (21,675)         ---              ---          ---         ---
                             ------  -------   --------     --------      -------          -------     --------     -------
BALANCE, JUNE 30, 1994       42,077  $42,077   $719,769     $953,933      $   226          $  (986)         386     $24,168
                             ======  =======   ========     ========      =======          =======     ========     =======

 The accompanying notes are an integral part of the consolidated financial statements.
                                            (5)

                            MBIA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                       Six Months Ended
                                                           June 30
                                                   -----------------------
                                                      1994         1993
                                                   ----------   ----------
Cash flows from operating activities:
 Net income                                        $  130,692   $  136,492
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Increase in accrued investment income               (8,150)      (2,484)
   Increase in deferred acquisition costs              (5,580)      (3,875)
   Increase in prepaid reinsurance premiums           (12,307)     (11,426)
   Increase in deferred premium revenue                71,778      122,221
   Increase in loss and loss adjustment
    expense reserves                                    3,842        3,949
   Depreciation                                         1,531        1,393
   Amortization of goodwill                             2,513        2,534
   Amortization of bond premium (discount), net            54         (563)
   Net realized gains on sale of investments           (8,449)      (5,326)
   Deferred income taxes                                8,447       (8,853)
   Other, net                                          11,936       15,729
                                                   ----------   ----------
   Total adjustments to net income                     65,615      113,299
                                                   ----------   ----------

   Net cash provided by operating activities          196,307      249,791
                                                   ----------   ----------

Cash flows from investing activities:
   Purchase of fixed maturity securities, net
    of payable for investments purchased             (603,085)    (419,381)
   Sale of fixed maturity securities, net of
    receivable for investments sold                   309,219      169,599
   Redemption of fixed maturity securities,
    net of receivable for investments redeemed         68,414      104,717
   Purchase of short-term investments, net             (6,949)     (58,304)
   Sale (purchase) of other investments, net           87,743      (13,128)
   Purchases for municipal investment agreement
    portfolio, net of payable for investments
    purchased                                      (1,022,331)         ---
   Sales from municipal investment agreement
    portfolio, net of receivable for
    investments sold                                  245,367          ---
   Capital expenditures, net of disposals              (1,655)      (5,575)
                                                   ----------   ----------

   Net cash used by investing activities             (923,277)    (222,072)
                                                   ----------   ----------

Cash flows from financing activities:
   Dividends paid                                     (21,743)     (17,601)
   Purchase of treasury stock                          (8,886)         ---
   Proceeds from issuance of municipal
    investment agreements                           1,072,779          ---
   Payments for drawdowns of municipal
    investment agreements                            (306,384)         ---
   Exercise of stock options                              984        3,636
                                                   ----------   ----------

   Net cash provided (used) by financing
    activities                                        736,750      (13,965)
                                                   ----------   ----------

Net increase in cash and cash equivalents               9,780       13,754
Cash and cash equivalents - beginning of period         2,492       11,226
                                                   ----------   ----------

Cash and cash equivalents - end of period          $   12,272    $  24,980
                                                   ==========   ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Income taxes paid                                 $   30,099    $  25,543
 Interest paid:
  Long-term debt                                   $   13,288    $  13,128
  Municipal investment agreements                      11,467          ---

        The accompanying notes are an integral part of the consolidated financial statements.

                                (6)

                         MBIA INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 1993 for MBIA Inc. and Subsidiaries (the "Company"). The accompanying unaudited consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 1994 may not be indicative of the results that may be expected for the year ending December 31, 1994. The December 31, 1993 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


2.  Dividends Declared

Dividends declared by the Company during the six months ended June 30, 1994 were $21.7 million.


3.  Investments in Debt and Equity Securities

As of March 31, 1994 the Company adopted Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Fixed-income investments, which were previously carried at amortized cost were deemed by management to be available-for-sale and therefore are reported at market value with net unrealized gains and losses reported in shareholders' equity. The adoption of SFAS 115 resulted in a decrease of $2.5 million as of June 30, 1994 in the reported value of the Company's investment portfolio and a decrease in shareholders' equity of $1.6 million as of June 30, 1994. There was no income statement impact.


                                     (7)

                      MBIA INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
- - ---------------------
1994 AND 1993 - SECOND QUARTER RESULTS
- - --------------------------------------

MBIA Inc.'s (the "Company") 1994 second quarter net income and earnings per share were $65.0 million and $1.54, reflecting a 2% and 3% increase, respectively, over second quarter 1993.

     The Company also measures its performance in terms of core earnings, which exclude the net income effects of the relatively less predictable elements of net premiums earned from refundings and calls of previously insured issues, realized gains and other non-recurring items such as accounting changes. Core earnings increased by 15% to $1.31 per share compared with $1.14 a year ago, reflecting the Company's ability to produce earnings growth from its expanding portfolio of insured issues and investment portfolio, even during a period of declining municipal volume.

     According to THE BOND BUYER, long-term new issue municipal bond volume was $39.4 billion of par value in the second quarter of 1994, down from $81.4 billion in the second quarter of 1993. The insured portion of the market increased to 45% from 41% for the same period last year. In the second quarter of 1994, the Company's principal operating subsidiary, Municipal Bond Investors Assurance Corporation ("MBIA Corp."), led the industry in market share, guaranteeing 45% of the insured long-term new issue municipal bond volume. In addition, MBIA Corp. led the insured new issue structured finance market in the United States and Europe.

     With the decline in overall market volume, gross premiums written decreased 29% to $110.0 million during the second quarter, from $154.3 million during the second quarter of 1993. New issue and secondary market municipal and asset-backed premiums, the major components of gross premiums written, decreased 29% to $101.8 million compared with $143.3 million in the same period last year. MBIA Assurance, the Company's wholly-owned French subsidiary, wrote gross premiums of $3.0 million for the quarter. Installment premiums received for policies issued in prior years, including net amounts assumed related to the installment business of MBIA Corp.'s predecessor, the Municipal Bond Insurance Association


                                  (8)

                      MBIA INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Continued)



(the "Association"), were $8.2 million and $8.4 million for the second quarters of 1994 and 1993, respectively. Included in gross premiums written for the second quarter of 1993 was $1.3 million of portfolio assumptions.

     With the decrease in the volume of gross premiums written, premiums ceded to reinsurers declined 7% to $18.9 million during the second quarter of 1994 compared to $20.3 million in the same period last year. In the second quarter of 1994, premiums ceded as a percentage of gross premiums written increased to 17% compared to 13% for the same period last year, reflecting a higher level of cessions for European business.

     Net premium writings of $91.1 million for the second quarter of 1994 also decreased 32% from $134.0 million in the same period last year.

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

     Installment premiums are not recorded as a component of deferred premium revenues until received and therefore represent an off-balance sheet value which will contribute to future earned premiums. As of June 30, 1994, MBIA estimates the present value of its future stream of payments to be $188.6 million.

     Premiums earned in the second quarter decreased 9% to $53.7 million from $58.9 million in the second quarter of 1993. This decrease reflects the decline in earned premiums resulting from lower bond refundings and calls during 1994, mitigated by the growth in deferred premium revenues from the addition of new business in 1993.

                                  (9)

                      MBIA INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Continued)



     When an MBIA-insured bond issue is refunded or retired early, the outstanding liability associated with the refunded or called portion is extinguished and the remaining deferred premium revenue is earned immediately, except for any portion which may be applied as a credit toward the premium charged on the refunding bond issue if such refunding issue is insured by MBIA Corp. Earned premiums generated by refunded and called bonds in the second quarter of 1994 and 1993 were $11.5 million and $22.8 million, respectively. Of these amounts, $2.8 million and $18.4 million, respectively, related to issues for which MBIA Corp. insured the replacement bonds. The amount of bond refundings and calls is difficult to predict since it is influenced by a variety of factors such as prevailing interest rates relative to the coupon rates of the original issue, the issuer's desire to modify restrictive covenants and changing requirements under the Internal
Revenue Code.

     The Company's total investments were $4.40 billion as of June 30, 1994, including $1.24 billion related to the Company's municipal investment agreement business. Net investment income (excluding the amounts earned on investment agreement assets which are recorded as a component of non-insurance revenues) increased 8% to $47.8 million in the second quarter of 1994 compared with $44.3 million in the corresponding period of 1993. The increase was a result of the growth of invested assets from continued positive operating cash flows. Average investments excluding investment agreement assets were $3.08 billion in the second quarter of 1994 compared with $2.69 billion for the same period last year. Tax-exempt investments as of June 30, 1994 represented 77% of total investments excluding investment agreement assets, compared with 70% at December 31, 1993. Net realized capital gains in the second quarter of 1994 were $2.5 million, down from $3.0 million in the same period of 1993.

     The Company has undertaken the development of non-insurance businesses which capitalize on its core capabilities. In aggregate, these businesses contributed $5.7 million in revenues in the second quarter of 1994, a significant increase over the $0.9 million generated in the same period last year.

                                  (10)

                      MBIA INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Continued)



     MBIA Municipal Investors Services Corporation ("MBIA/MISC") provides cash management services for local governments, school districts and similar authorities. As of June 30, 1994 MBIA/MISC had over $1.5 billion of client assets under management. MBIA/MISC is operating in seven states and plans to continue its expansion into additional states in the near term.

     In 1993, the Company formed   MBIA Investment Management
Corp. ("IMC"), which provides investment vehicles in the form of investment agreements guaranteed as to principal and interest, for states, municipalities and municipal authorities. At June 30, 1994, IMC had outstanding investment agreement liabilities of $1.3 billion. The related assets are invested in high quality securities and are recorded as a component of the Company's total investments, exclusive of payables and receivables for investments not settled.

     Municipal investment agreements are recorded as balance sheet liabilities at the time such agreements are executed. The liability for a municipal investment agreement is carried at the principal value of the obligation plus accrued interest due. Interest expense on municipal investment agreements is computed daily based upon the outstanding liability balance at rates specified in the agreements, and that expense is deducted from the investment income from the related assets in non-insurance revenues.

     Also included in non-insurance revenues are the proceeds of the sale of MBIA's 49% interest in MBIA Investors Capital Corp.
which offered the tender option program TOPSTAR.

     The provision for losses and loss adjustment expenses for the second quarter of 1994 was $2.1 million, compared with $2.6 million in 1993, representing additions to the loss reserves consistent with the Company's reserve methodology. At June 30, 1994, $23.2 million of the $37.6 million loss and loss adjustment expense reserve was allocated on a case basis, compared with $7.2 million of the $29.5 million reserve at June 30, 1993. The increase in case reserves had no impact on net income, since the increase in the Company's case-specific reserve was offset by a corresponding decrease in the unallocated portion of its general loss reserve.

                                  (11)

                      MBIA INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Continued)



     Other insurance-related expenses which are composed of net policy acquisition costs and operating expenses were virtually flat with the corresponding quarter last year.

     Expenses related to the Company's non-insurance business lines increased to $2.6 million in the second quarter of 1994 from $1.0 million in the second quarter of 1993 due to the expansion of these new businesses.

     The Company's interest expense was constant at $6.7 million for the second quarters of 1994 and 1993.

     In aggregate, expenses for the second quarter of 1994 increased by 2% over the second quarter of 1993.

     The Company's effective tax rate at 21.8% decreased nominally from 22.5% for the second quarter 1993. This was due principally to the shift towards a higher proportion of tax-exempt securities in the Company's investment portfolio.

     As of March 31, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Fixed-income investments, which were previously carried at amortized cost are now classified as available-for-sale and reported at market value. As of June 30, 1994, the Company's fixed-income investment portfolio related to insurance operations had unrealized gains of $33.7 million, which were more than offset by $36.2 million of unrealized loss of investment agreement assets. Changes in the market value of securities classified as available-for-sale have no income statement impact.


RESULTS OF OPERATIONS
- - ---------------------
1994 AND 1993 - FIRST SIX MONTHS RESULTS
- - ----------------------------------------

The Company's 1994 first six months net income and earnings per share were $130.7 million and $3.10, respectively. The Company's
1993 first

                                  (12)

                      MBIA INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Continued)



half results of $136.5 million and $3.22 earnings per share included the benefit of non-recurring accounting changes, primarily related to deferred taxes. Excluding these effects, 1994 first half net income and earnings per share increased 6% and 7%, respectively, over first half 1993.

     For the first half of 1994, core earnings increased by 15% to $2.58 per share compared with $2.24 per share a year ago, reflecting the Company's continuing ability to produce consistent growth from its expanding portfolio of insured issues and investment portfolio.

     According to THE BOND BUYER, long-term new issue municipal bond volume for the first half of 1994 was $89.2 billion of par value, down from $148.7 billion in the first half of 1993. The insured portion of new issue volume increased slightly to 41% versus 40% in the comparable period last year. In the first half of 1994, MBIA Corp. led the industry in market share, guaranteeing 40% of the insured long-term new issue municipal bond volume compared with 38% in the first half of 1993.

     With the decline in overall market volume, gross premiums written by MBIA Corp. decreased 23% to $194.3 million during the first half of 1994, from $252.3 million during the first half of 1993. New issue and secondary market municipal and asset-backed premiums, the major components of gross premiums written, decreased 23% to $178.6 million compared with $230.9 million in the same period last year. Installment premiums received for policies issued in prior years, including net amounts assumed related to the installment business of the Association, were $15.5 million and $14.9 million for the first half of 1994 and 1993, respectively. Gross premiums written also included portfolio assumptions of $0.2 million and $5.0 million for the first half of 1994 and 1993, respectively.

     With the decrease in the volume of gross premiums written, premiums ceded to reinsurers declined 9% to $26.7 million during the first half of 1994 compared to $29.2 million in the same period last year. In the first half of 1994, premiums ceded as a percentage of gross premiums written increased to 14% from 12% last year.

     Net premium writings of $167.6 million for 1994 also decreased 25% from $223.2 million in the same period last year.

                                  (13)

                      MBIA INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Continued)



     Premiums earned in the first half of 1994 decreased 4% to $108.1 million from $112.4 million in the first half of 1993. This decrease reflected the decline in earned premiums resulting from lower bond refundings and calls during 1994, partially mitigated by the growth in deferred premium revenues from the addition of new business in 1993.

     Earned premiums generated by refunded and called bonds in the first half of 1994 and 1993 were $26.0 million and $42.7 million, respectively. Of these amounts, $11.7 million and $29.6 million, respectively, related to issues for which MBIA Corp. insured the replacement bonds.

     Net investment income (excluding the amount earned on investment agreement assets which are recorded as a component of non-insurance revenues) increased 9% to $94.7 million in the first half of 1994 compared with $86.9 million in the corresponding period of 1993. The increase was a result of the growth of invested assets from continued positive operating cash flows. Average invested assets excluding investment agreement assets were $3.05 billion in the first half of 1994 compared with $2.64 billion for the same period last year. Net realized capital gains in the first half of 1994 increased to $8.9 million from $5.3 million in the same period of 1993. The Company realized $9.4 million in gains from the liquidation of its investment in an S&P indexed fund, which was partially offset by realized losses in its fixed-income portfolio.

     MBIA's non-insurance businesses contributed $7.8 million in revenues in the first half of 1994, more than triple the first half 1993 revenues of $2.0 million.

     The provision for losses and loss adjustment expenses for the first half of 1994 was $4.0 million, compared with $4.2 million in 1993, representing additions to the loss reserves consistent with the Company's reserve methodology. During the first half of 1994, the Company's case reserves increased by $15.7 million of which $14.1 million related to five issues added to the case specific portion of the

                                  (14)

                      MBIA INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Continued)



total reserve.  None of these issues are currently in default.
The increase in case reserves had no impact on net income, since the increase in the Company's case-specific reserve was offset by a corresponding decrease in the unallocated portion of its general loss reserve.

     Other insurance related expenses which are composed of net policy acquisition costs and operating expenses of $30.7 million were virtually unchanged from a year ago.

     Expenses related to the Company's non-insurance business lines increased to $4.9 million in the first half of 1994 from $2.1 million in the first half of 1993 due to the expansion of these new businesses.

     The Company's interest expense was $13.5 million for the first half of both 1994 and 1993.

     In aggregate, expenses for the first half of 1994 increased by 4% over the first half of 1993.

     The Company's effective tax rate at 21.2% for the first half of 1994 was virtually unchanged from the same period in 1993 despite the increase in the Federal corporate tax rate. This was due principally to the shift towards a higher proportion of tax-exempt securities in the Company's investment portfolio.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The Company's consolidated reported invested assets and cash grew 24% to $4.41 billion at June 30, 1994 from $3.55 billion at year-end 1993. The increase was due to continued positive operating cash flows from MBIA Corp.'s insurance premiums and investment income, and an increase in the municipal investment agreement portfolio.

                                  (15)

                      MBIA INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Continued)



     The Company's liquidity is largely dependent upon MBIA Corp.'s ability to pay dividends to the Company. MBIA Corp.'s net income, comprised of premium earnings and investment income less losses, expenses and taxes, is a source of continuing additions to capital and dividend paying capability. Under New York insurance law, without prior approval of the Superintendent of the New York State Insurance Department, MBIA Corp. may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement, and the dividends in any 12-month period may not exceed the lesser of 10% of its policyholders' surplus as shown on its last filed statutory-based financial statements or adjusted net investment income, as defined, for such 12-month period. MBIA Corp. paid no dividends in the first half of 1994 and at June 30, 1994 had in excess of $83 million available for payment of further dividends to the Company without prior approval.

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

     MBIA Corp. also maintains a high degree of liquidity within its investment portfolio in the form of readily marketable high quality fixed-income securities and short-term investments. In management's opinion, the capital resources of MBIA Corp., represented by the liquidity of its investment portfolio, its cash flows from operations and bank lines of credit are more than adequate to meet the Company's expected cash requirements.

     At June 30, 1994, MBIA Corp. had $23.2 million in case-specific loss reserves. Any related payments are expected to be funded from operating cash flows.

                                  (16)

PART  II  -  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  Exhibits

               11.   Computation of Earnings Per Share Assuming Full Dilution

                                     (17)

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                       MBIA INC.
                                          ---------------------------------
                                                      Registrant




Date:  August 5, 1994                          /s/  ARTHUR M. WARREN
      ----------------                    ---------------------------------
                                                 Arthur M. Warren
                                                 Senior Vice President,
                                                 Chief Financial Officer &
                                                 Treasurer





Date:  August 5, 1994                         /s/ JULLIETTE S. TEHRANI
      ----------------                    ---------------------------------
                                                Julliette S. Tehrani
                                                Senior Vice President,
                                                Controller &
                                                Assistant Treasurer
                                            (Principal Accounting Officer)

                                  (18)