Form 10-Q
period 1994-09-30
MBIA INC
filed 1994-11-15
CIK 814585

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                FORM 10-Q



      (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15
           (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarter Ended September 30, 1994


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

As of November 2, 1994, there were outstanding 41,615,624 shares of Common Stock, par value $1 per share, of the registrant.

                                  INDEX
                                  -----


                                                                         PAGE

- - ----
PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          MBIA Inc. and Subsidiaries
          Consolidated Balance Sheets - September 30, 1994
            and December 31, 1993 (Audited)                              3

          Consolidated Statements of Income - Three months
           and nine months ended September 30, 1994 and 1993             4

          Consolidated Statement of Changes in Shareholders'Equity
            -  Nine months ended September 30, 1994                      5

          Consolidated Statements of Cash Flows
            -  Nine months ended September 30, 1994 and 1993             6

          Notes to Consolidated Financial Statements                     7


Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           8 - 15



PART II  OTHER INFORMATION, AS APPLICABLE

Item 6.   Exhibits and Reports on Form 8-K                              16


SIGNATURES                                                              17


                                     (2)

                          MBIA INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

               (Dollars in thousands except per share amounts)

                                      September 30, 1994     December 31, 1993
                                      ------------------    ------------------
                                          (Unaudited)            (Audited)
    ASSETS
Investments:
 Fixed maturity securities,
  at amortized cost
  (market value $3,015,527)                $     ---               $2,796,699
 Fixed maturity securities held
  as available-for-sale at market
  (amortized cost $3,064,590)              3,063,011                      ---
 Short-term investments, at
  amortized cost (which
  approximates market value)                 107,887                  104,205
 Other investments                            17,633                  104,681
                                          ----------               ----------
                                           3,188,531                3,005,585
 Municipal investment agreement
  portfolio, at amortized cost
  (market value $536,590)                        ---                  538,751
 Municipal investment agreement
  portfolio, at market
  (amortized cost $1,542,360)              1,494,536                      ---
                                          ----------               ----------
   TOTAL INVESTMENTS                       4,683,067                3,544,336

Cash and cash equivalents                     11,865                    2,492
Accrued investment income                     63,056                   54,794
Deferred acquisition costs                   128,044                  120,484
Prepaid reinsurance premiums                 183,150                  170,551
Goodwill (less accumulated
 amortization of $34,858 and $31,088)        112,509                  116,279
Property and equipment, at cost
 (less accumulated depreciation
  of $13,070 and $10,734)                     44,045                   44,115
Receivable for investments sold                  935                   31,903
Other assets                                  37,335                   21,359
                                          ----------               ----------
   TOTAL ASSETS                           $5,264,006               $4,106,313
                                          ==========               ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Deferred premium revenue                 $1,488,522               $1,402,807
 Loss and loss adjustment
  expense reserves                            38,811                   33,735
 Long-term debt                              298,763                  298,680
 Municipal investment agreements           1,514,413                  493,014
 Current income taxes payable                    ---                    1,811
 Deferred income taxes                       101,290                  107,881
 Payable for investments purchased            34,562                  111,279
 Other liabilities                            73,464                   60,748
                                          ----------               ----------
   TOTAL LIABILITIES                       3,549,825                2,509,955
                                          ----------               ----------
Shareholders' Equity:
 Preferred stock, par value $1
  per share; authorized shares
  --10,000,000; issued
  and outstanding--none                          ---                      ---
 Common stock, par value $1 per
  share; authorized shares
  --100,000,000; issued shares
  -- 42,077,387 and 42,074,387                42,077                   42,074
 Additional paid-in capital                  719,973                  719,281
 Retained earnings                         1,005,299                  844,916
 Cumulative translation adjustment               810                   (1,218)
 Unrealized (depreciation)
  appreciation of investments,
  net of deferred income tax
  (benefit) provision of $(16,514)
   and $3,813                                (31,357)                   7,080
 Treasury stock, at cost;
  shares-- 362,663 and 260,243               (22,621)                 (15,775)
                                          ----------               ----------
   TOTAL SHAREHOLDERS' EQUITY              1,714,181                1,596,358
                                          ----------               ----------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                  $5,264,006               $4,106,313
                                          ==========               ==========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                                      (3)

                                 MBIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                   (Dollars in thousands except per share amounts)

                               Three Months Ended        Nine Months Ended
                                   September 30            September 30
                             ----------------------   ----------------------
                                1994        1993         1994        1993
                             ----------  ----------   ----------  ----------
Revenues:
 Gross premiums written       $ 80,099    $110,022     $274,385     $362,362
 Ceded premiums                (12,011)     (6,487)     (38,686)     (35,646)
  Net premiums written          68,088     103,535      235,699      326,716
                              --------    --------     --------     --------
 Increase in deferred
  premium revenue              (13,358)    (42,298)     (72,829)    (153,093)
                              --------    --------     --------     --------
  Premiums earned (net
   of ceded premiums of
    $11,719, $10,674,
    $26,087 and $28,408)        54,730      61,237      162,870      173,623
 Net investment income          49,551      44,932      144,241      131,850
 Net realized gains                752       1,372        9,659        6,698
 Non-insurance revenues          4,222       1,018       12,019        3,005
 Non-insurance net
  realized losses                 (145)        ---         (603)         ---
 Other income                      902       1,663        1,527        4,293
                              --------    --------     --------     --------
  Total revenues               110,012     110,222      329,713      319,469
                              --------    --------     --------     --------

Expenses:
 Insurance:
  Losses and loss
   adjustment expenses           1,626       1,862        5,665        6,018
  Policy acquisition
   costs, net                    5,232       6,413       16,292       18,922
  Operating expenses            10,816       9,102       30,453       27,721
 Non-insurance expenses          2,646       1,279        7,592        3,362
 Interest expense                6,759       6,719       20,214       20,181
 Other expenses                    420         442        1,053        1,077
                              --------    --------     --------     --------
  Total expenses                27,499      25,817       81,269       77,281
                              --------    --------     --------     --------

Income before income taxes      82,513      84,405      248,444      242,188

Provision for income taxes      17,466      24,588       52,705       58,802
                              --------    --------     --------     --------

Income before
 cumulative effect of
 accounting changes             65,047      59,817      195,739      183,386

Cumulative effect of
 accounting changes                ---         ---          ---       12,923
                              --------    --------     --------     --------
NET INCOME                    $ 65,047    $ 59,817     $195,739     $196,309
                              ========    ========     ========     ========

Income per common
 share before cumulative
 effect of accounting
 changes                      $   1.54    $   1.41     $   4.65     $   4.32

NET INCOME PER
 COMMON SHARE                 $   1.54    $   1.41     $   4.65     $   4.62
                              ========    ========     ========     ========
Weighted average number of
 common shares and common
 stock equivalents
 outstanding                42,105,144  42,529,415   42,111,624   42,470,708
                            ==========  ==========   ==========   ==========

                The accompanying notes are an integral part of the
                       consolidated financial statements.

                                            (4)

                             MBIA INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                  For the nine months ended September 30, 1994

                       (In thousands except per share amounts)


                                                                                   Unrealized
                             Common Stock    Additional              Cumulative     Appreciation    Treasury Stock
                           ----------------   Paid-in     Retained   Translation   (Depreciation)   --------------
                           Shares    Amount   Capital     Earnings   Adjustment    of Investments   Shares  Amount
                           ------   -------  ----------  ----------- -----------   --------------   ------  -------

BALANCE, JANUARY 1, 1994   42,074   $42,074   $719,281   $  844,916     $(1,218)        $  7,080      260   $15,775

Treasury shares acquired      ---       ---        ---          ---         ---              ---      147     8,886

Exercise of stock options       3         3        692         (750)        ---              ---      (44)   (2,040)

Net income                    ---       ---        ---      195,739         ---              ---      ---       ---

Change in foreign currency
 translation                  ---       ---        ---          ---       2,028              ---      ---       ---

Change in unrealized
 appreciation
 (depreciation) of
 investments net of change
 in deferred income taxes
 of $(20,326)                 ---       ---        ---          ---         ---          (38,437)     ---       ---

Dividends (declared per
 common share $.83; paid
 per common share $.78)       ---       ---        ---      (34,606)        ---              ---      ---       ---
                           ------   -------    --------   ----------  ----------   --------------   ------   -------
BALANCE,
 SEPTEMBER 30, 1994        42,077   $42,077    $719,973   $1,005,299     $   810         $(31,357)     363   $22,621
                          ======   =======    ========   ==========  ==========   ==============   ======   =======

             The accompanying notes are an integral part of the consolidated financial statements.
                                           (5)

                            MBIA INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                      Nine Months Ended
                                                         September 30
                                                  ---------------------------
                                                     1994             1993
                                                  ----------       ----------
Cash flows from operating activities:
 Net income                                       $  195,739       $  196,309
 Adjustments to reconcile net income to net
   cash provided by operating activities:
  (Increase) decrease in accrued
   investment income                                  (8,262)             126
  Increase in deferred acquisition costs              (7,560)          (7,315)
  Increase in prepaid reinsurance premiums           (12,599)          (7,238)
  Increase in deferred premium revenue                85,428          160,331
  Increase in loss and loss adjustment
    expense reserves                                   5,076            7,470
  Depreciation                                         2,333            2,102
  Amortization of goodwill                             3,770            3,802
  Amortization of bond discount, net                      (5)            (679)
  Net realized gains on sale of investments           (9,056)          (6,698)
  Deferred income taxes                               13,735            3,610
  Other, net                                           6,134           15,275
                                                  ----------       ----------
  Total adjustments to net income                     78,994          170,786
                                                  ----------       ----------
  Net cash provided by operating activities          274,733          367,095
                                                  ----------       ----------
Cash flows from investing activities:
  Purchase of fixed maturity securities, net
    of payable for investments purchased            (781,908)        (629,281)
  Sale of fixed maturity securities, net of
    receivable for investments sold                  355,441          185,950
  Redemption of fixed maturity securities,
    net of receivable for investments redeemed        91,793          170,848
  Sale (purchase) of short-term investments, net      30,897          (41,844)
  Sale (purchase) of other investments, net           87,379          (23,019)
  Purchases for municipal investment agreement
    portfolio, net of payable for
    investments purchased                         (1,394,415)         (46,718)
  Sales from municipal investment agreement
    portfolio, net of receivable for
    investments sold                                 378,171              ---
  Capital expenditures, net of disposals              (2,246)          (5,482)
                                                  ----------       ----------
  Net cash used by investing activities           (1,234,888)        (389,546)
                                                  ----------       ----------
Cash flows from financing activities:
  Dividends paid                                     (32,582)         (26,416)
  Purchase of treasury stock                          (8,886)             ---
  Proceeds from issuance of municipal
    investment agreements                          1,563,308           46,302
  Payments for drawdowns of municipal
    investment agreements                           (554,297)            (378)
  Exercise of stock options                            1,985            5,908
                                                  ----------       ----------
  Net cash provided by financing activities          969,528           25,416
                                                  ----------       ----------
Net increase in cash and cash equivalents              9,373            2,965
Cash and cash equivalents - beginning of period        2,492           11,226
                                                  ----------       ----------
Cash and cash equivalents - end of period          $  11,865        $  14,191
                                                  ==========       ==========
Supplemental cash flow disclosures:
 Income taxes paid                                 $  41,783        $  36,384
 Interest paid:
  Long-term debt                                   $  22,475        $  22,316
  Municipal investment agreements                     22,279              ---

              The accompanying notes are an integral part of the
                    consolidated financial statements.

                                      (6)

                            MBIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 1993 for MBIA Inc. and Subsidiaries (the "Company"). The accompanying unaudited consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 1994 may not be indicative of the results that may be expected for the year ending December 31, 1994. The December 31, 1993 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


2.  Dividends Declared

Dividends declared by the Company during the nine months ended September 30, 1994 were $34.6 million.


3.  Investments in Debt and Equity Securities

As of March 31, 1994 the Company adopted Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Fixed-income investments, which were previously carried at amortized cost were deemed by management to be available-for-sale and therefore are reported at market value with net unrealized gains and losses reported in shareholders' equity. The adoption of SFAS 115 resulted in a decrease of $49.4 million as of September 30, 1994 in the reported value of the Company's investment portfolio and a decrease in shareholders' equity of $32.1 million as of September 30, 1994. There was no income statement impact.

                            (7)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - ---------------------
1994 AND 1993 - THIRD QUARTER RESULTS
- - -------------------------------------

MBIA Inc.'s (the "Company") 1994 third quarter net income increased 9% to $65.0 million compared with $59.8 million for third quarter of 1993. Earnings per share also rose 9% to $1.54 from $1.41.

  The Company also measures its performance in terms of core earnings, which exclude the net income effects of the relatively less predictable elements of net premiums earned from refundings and calls of previously insured issues, realized gains and other non-recurring items such as accounting changes and the 1993 tax adjustments. Core earnings increased by 14% to $1.34 per share compared with $1.18 a year ago, reflecting the Company's ability to produce earnings growth from its expanding portfolio of insured issues and investment portfolio, even during a period of declining municipal volume.

  According to THE BOND BUYER, long-term new issue municipal bond volume was $37.4 billion of par value in the third quarter of 1994, down from $75.4 billion in the third quarter of 1993. The insured portion of the market decreased to 32% from 34% for the same period last year. In the third quarter of 1994, the Company's principal operating subsidiary, Municipal Bond Investors Assurance Corporation ("MBIA Corp."), led the industry in market share, guaranteeing 45% of the insured long-term new issue municipal bond volume. In addition, MBIA Corp. led the insured new issue structured finance market in the United States and Europe.

  With the decline in overall market volume, gross premiums written decreased 27% to $80.1 million during the third quarter, from $110.0 million during the third quarter of 1993. New issue and secondary market municipal and asset-backed premiums, the major components of gross premiums written, decreased 18% to $72.0 million compared with $88.0 million in the same period last year. Installment premiums received for policies issued in prior years, including net amounts assumed related to the installment business of MBIA Corp.'s predecessor, the Municipal Bond Insurance Association (the "Association"), were $8.1 million and $9.7 million for the third quarters of 1994 and 1993, respectively.

  Although MBIA's gross premium writings decreased for the period, premiums ceded to reinsurers increased 85% to $12.0 million during the third quarter of 1994 compared to $6.5 million in the same period last year. In the third quarter of 1994, premiums ceded as a percentage of gross premiums written increased to 15% compared to 6% for the same period last year, reflecting a higher level of cessions on business where MBIA has capacity constraints.

                                         (8)

                             MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


  Net premium writings for the third quarter of 1994 were $68.1 million, a 34% decrease from $103.5 million in the same period last year.

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

  Installment premiums are not recorded as a component of deferred premium revenues until received and therefore represent an off-balance sheet value which will contribute to future earned premiums. As of September 30, 1994, MBIA estimates the present value of its future stream of payments increased to $192.2 million from $183.3 million a year ago.

  Premiums earned in the third quarter decreased 11% to $54.7 million from $61.2 million in the third quarter of 1993. This decrease reflects the decline in earned premiums resulting from lower bond refundings and calls during 1994, mitigated by the growth in deferred premium revenues from the addition of new business in 1993.

  When an MBIA-insured bond issue is refunded or retired early, the outstanding liability associated with the refunded or called portion is extinguished and the remaining deferred premium revenue is earned immediately, except for any portion which may be applied as a credit toward the premium charged on the refunding bond issue if such refunding issue is insured by MBIA Corp. Earned premiums generated by refunded and called bonds in the third quarter of 1994 and 1993 were $13.9 million and $23.4 million, respectively. Of these amounts, $2.8 million and $14.5 million, respectively, related to issues for which MBIA Corp. insured the replacement bonds. The amount of bond refundings and calls is difficult to predict since it is influenced by a variety of factors such as prevailing interest rates relative to the coupon rates of the original issue, the issuer's desire to modify restrictive covenants and changing requirements under the Internal
Revenue Code.

  The Company's total investments were $4.68 billion as of September 30, 1994, including $1.49 billion related to the Company's municipal investment agreement business. Net investment income (excluding the amounts earned on investment agreement assets which are recorded as a component of non-insurance revenues) increased 10% to $49.6 million in the third quarter of 1994 compared with $44.9

                                     (9)

                             MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


million in the corresponding period of 1993. The increase was primarily the result of growth in invested assets from continued positive operating cash flows. Average investments excluding investment agreement assets were $3.15 billion in the third quarter of 1994 compared with $2.84 billion for the same period last year. Tax-exempt investments as of September 30, 1994 represented 78% of total investments excluding investment agreement assets, compared with 70% at December 31, 1993. Net realized capital gains in the third quarter of 1994 were $0.8 million, down from $1.4 million in the same period of 1993.

  The Company has undertaken the development of non-insurance businesses which capitalize on its core capabilities. In aggregate, these businesses contributed $4.1 million in revenues in the third quarter of 1994, a significant increase over the $1.0 million generated in the same period last year.

  MBIA Municipal Investors Services Corporation ("MBIA/MISC") provides cash management services for local governments, school districts and similar authorities. As of September 30, 1994 MBIA/MISC had approximately $2.0 billion of client assets under management. MBIA/MISC is operating in seven states and plans to continue its expansion into additional states in the near term.

  In 1993, the Company formed MBIA Investment Management Corp. ("IMC"), which provides investment vehicles in the form of investment agreements guaranteed as to principal and interest, for states, municipalities and municipal authorities. At September 30, 1994, IMC had outstanding investment agreement liabilities of $1.5 billion. The related assets are invested in high quality securities and are recorded as a component of the Company's total investments, exclusive of payables and receivables for investments not settled.

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

  The provision for losses and loss adjustment expenses for the third quarter of 1994 was $1.6 million, compared with $1.9 million in 1993, representing additions to the loss reserves consistent with the Company's reserve methodology. At September 30, 1994, $23.3 million of the $38.8 million loss and loss adjustment expense reserve was allocated on a case basis, compared with $7.8 million of the $33.0 million reserve at September 30, 1993. The

                                    (10)

                             MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


increase in case reserves had no impact on net income, since the increase in the Company's case-specific reserve was offset by a corresponding decrease in the unallocated portion of its general loss reserve.

  Other insurance-related expenses which are composed of net policy acquisition costs and operating expenses were 3% higher than the corresponding quarter last year.

  Expenses related to the Company's non-insurance business lines increased to $2.6 million in the third quarter of 1994 from $1.3 million in the third quarter of 1993 due to the expansion of these new businesses.

  The Company's interest expense was virtually unchanged at $6.8 million for the third quarters of 1994 and 1993.

  In aggregate, expenses for the third quarter of 1994 increased by 7% over the third quarter of 1993.

  The Company's effective tax rate at 21.2% decreased from 29.1% for the third quarter 1993. The unusually high rate for 1993 was due principally to the year-to-date adjustment in the increase in the Corporate income tax rates from 34% to 35%.

  As of March 31, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Fixed-income investments, which were previously carried at amortized cost are now classified as available-for-sale and reported at market value. Changes in the market value of securities classified as available-for-sale have no income statement impact, but are recorded, net of taxes, as a component of shareholders' equity. As of September 30, 1994, the after tax effects of the change in market value of fixed-income investments included in shareholders' equity and book value per share were declines of $30.5 million and $0.73 per share, respectively.


RESULTS OF OPERATIONS
- - ---------------------
1994 AND 1993 - FIRST NINE MONTHS RESULTS
- - -----------------------------------------

The Company's 1994 first nine months net income and earnings per share were $195.7 million and $4.65, respectively. The Company's
1993 first nine months results of $196.3 million and $4.62 earnings per share included the benefit of

                                   (11)

                             MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


non-recurring accounting changes, primarily related to deferred taxes. Excluding these effects, net income and earnings per share for the first nine months of 1994 increased 3% and 4%, respectively, over the same period in 1993.

  For the first nine months of 1994, core earnings increased by 15% to $3.92 per share compared with $3.40 per share a year ago, reflecting the Company's continuing ability to produce consistent growth from its expanding portfolio of insured issues and investment portfolio.

  According to THE BOND BUYER, long-term new issue municipal bond volume for the first nine months of 1994 was $126.6 billion of par value, a 44% decrease over the first nine months of 1993. The insured portion of new issue volume was 38%, the same percentage as in the comparable period last year. In the first nine months of 1994, MBIA Corp. led the industry in market share, guaranteeing 41% of the insured long-term new issue municipal bond volume compared with 37% in the first nine months of 1993, and a record 16% of all new issue bonds sold.

  With the decline in overall market volume, gross premiums written by MBIA Corp. decreased 24% to $274.4 million during the first nine months of 1994, from $362.4 million during the first nine months of 1993. New issue and secondary market municipal and asset-backed premiums, the major components of gross premiums written, decreased 21% to $250.6 million compared with $318.9 million in the same period last year. Installment premiums received for policies issued in prior years, including net amounts assumed related to the installment business of the Association, were $23.6 million and $24.6 million for the first nine months of 1994 and 1993, respectively. Gross premiums written also included portfolio assumptions of $0.2 million and $15.8 million for the first nine months of 1994 and 1993, respectively.

  Premiums ceded to reinsurers increased 9% to $38.7 million during the first nine months of 1994 compared to $35.6 million in the same period last year. In the first nine months of 1994, premiums ceded as a percentage of gross premiums written increased to 14% from 10% last year.

  Net premium writings of $235.7 million for 1994 decreased 28% from $326.7 million in the same period last year.

  Premiums earned in the first nine months of 1994 decreased 6% to $162.9 million from $173.6 million in the first nine months of 1993. This decrease reflected the decline in earned premiums resulting from lower bond refundings and calls during 1994, partially mitigated by the growth in deferred premium revenues from the addition of new business in 1993.

                                     (12)

                             MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


  Earned premiums generated by refunded and called bonds in the first nine months of 1994 and 1993 were $39.9 million and $66.2 million, respectively. Of these amounts, $14.5 million and $44.1 million, respectively, related to issues for which MBIA Corp. insured the replacement bonds.

  Net investment income (excluding the amount earned on investment agreement assets which are recorded as a component of non-insurance revenues) increased 9% to $144.2 million in the first nine months of 1994 compared with $131.9 million in the corresponding period of 1993. The increase was primarily the result of growth in invested assets from continued positive operating cash flows. Average invested assets excluding investment agreement assets were $3.08 billion in the first nine months of 1994 compared with $2.73 billion for the same period last year. Net realized capital gains in the first nine months of 1994 increased to $9.7 million from $6.7 million in the same period of 1993. For 1994, the Company realized $9.4 million in gains from the liquidation of its investment in an S&P indexed fund, which was partially offset by realized losses in its fixed-income portfolio.

  MBIA's non-insurance businesses contributed $11.4 million in revenues in the first nine months of 1994, more than triple the first nine months of 1993 revenues of $3.0 million.

  The provision for losses and loss adjustment expenses for the first nine months of 1994 was $5.7 million, compared with $6.0 million in 1993, representing additions to the loss reserves consistent with the Company's reserve methodology. During the first nine months of 1994, the Company's case reserves increased by $15.8 million of which $14.0 million related to five issues added to the case specific portion of the total reserve. None of these issues are currently in default. The increase in case reserves had no impact on net income, since the increase in the Company's case-specific reserve was offset by a corresponding decrease in the unallocated portion of its general loss reserve.

  Other insurance related expenses which are composed of net policy acquisition costs and operating expenses of $46.7 million were virtually unchanged from a year ago.

  Expenses related to the Company's non-insurance business lines increased to $7.6 million in the first nine months of 1994 from $3.4 million in the first nine months of 1993 due to the expansion of these new businesses.

  The Company's interest expense was $20.2 million for the first nine months of both 1994 and 1993.

                                      (13)

                             MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


  In aggregate, expenses for the first nine months of 1994 increased by 5% over the first nine months of 1993.

  The Company's effective tax rate for the first nine months of 1994 was 21.2% compared with 24.3% for the same period in 1993. This was due principally to the shift towards a higher proportion of tax-exempt securities in the Company's investment portfolio.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The Company's consolidated reported invested assets and cash grew 32% to $4.69 billion at September 30, 1994 from $3.55 billion at year-end 1993. The increase was due to continued positive operating cash flows from MBIA Corp.'s insurance premiums and investment income, and an increase in the municipal investment agreement portfolio.

  The Company's liquidity is largely dependent upon MBIA Corp.'s ability to pay dividends to the Company. MBIA Corp.'s net income, comprised of premium earnings and investment income less losses, expenses and taxes, is a source of continuing additions to capital and dividend paying capability. Under New York insurance law, without prior approval of the Superintendent of the New York State Insurance Department, MBIA Corp. may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement, and the dividends in any 12-month period may not exceed the lesser of 10% of its policyholders' surplus as shown on its last filed statutory-based financial statements or adjusted net investment income, as defined, for such 12-month period. MBIA Corp. paid dividends of $21.0 million in the first nine months of 1994 and at September 30, 1994 had in excess of $75 million available for payment of further dividends to the Company without prior approval.

  MBIA Corp. has an irrevocable standby line of credit of $600 million with a group of major banks to provide funds for the payment of claims in the event that severe losses should occur. The agreement is for a seven-year term expiring on September 30, 2001 but, subject to approval by the banks, the agreement may be renewed annually to extend the term to seven years beyond the renewal date. To further facilitate the immediate payment of claims, should they occur, MBIA Corp. has established lines of credit totaling $225 million with seven other major banks. The Company also maintains a $25 million revolving line of credit with a major bank for general corporate purposes.


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

  At September 30, 1994, MBIA Corp. had $23.3 million in case-specific loss reserves. Any related payments are expected to be funded from operating cash flows.

                                     (15)

PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

             11.  Computation of Earnings Per Share Assuming Full Dilution




                                      (16)

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                      MBIA INC.
                                         --------------------------------------
                                                      Registrant




Date:   November 11, 1994                    /s/  ARTHUR M. WARREN
      -------------------------          --------------------------------------
                                               Arthur M. Warren
                                               Senior Vice President,
                                               Chief Financial Officer





Date:    November 11, 1994                   /s/ JULLIETTE S. TEHRANI
      ------------------------            -------------------------------------
                                               Julliette S. Tehrani
                                               Senior Vice President,
                                               Controller & Assistant Treasurer
                                               (Principal Accounting Officer)


                                   (17)