Form 10-K
MBIA INC
filed 1995-03-31
CIK 814585

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            Form 10-K


[ X ]Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
     December 31, 1994.

Commission file number 1-9583


                            MBIA INC.

     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




       Connecticut                               06-1185706
 (State of Incorporation)           (I.R.S. Employer Identification No.)
 113 King Street, Armonk, New York                 10504
 (Address of principal executive offices)       (Zip Code)


                         (914) 273-4545
      (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:


Title of each class                  Name of each exchanqe on which reqistered
Common Stock, par value $1 per share      New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:
                              None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No   .

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1995 was $
2,280,588,976.

    As of March 20, 1995, 41,645,624 shares of Common Stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement of the Registrant, dated March 27, 1995 are incorporated by reference into Parts I and III.

Indicate   by   check   mark if disclosure of delinquent  filers
pursuant to Item 405 of Regulation S-K           (SS 229.405  of
this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.
 [  ]

                             PART I
ITEM 1.  BUSINESS


     MBIA Inc. (the "Company") is a financial guarantee insurer of municipal bonds, asset-backed securities and other non-municipal obligations through its wholly-owned subsidiary, Municipal Bond Investors Assurance Corporation ("MBIA Corp."). (It is expected that MBIA Corp. will change its name to MBIA Insurance Corporation in April of 1995.) MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association (the "Association"), a consortium of five multi-line insurers, which began writing municipal bond insurance in 1974. Four of the five members of the Association, together with certain of their affiliates, participated in the formation of the Company in December 1986. (See "Certain Relationships and Related Transactions-Organization of the Company" in the Company's Proxy Statement dated March 27, 1995 which is incorporated herein by reference.)

     Effective as of December 31, 1989, the Company purchased Bond Investors Guaranty Insurance Company ("BIG Ins."), another municipal bond insurance company, through the acquisition of all of the common stock of its parent company, Bond Investors Group, Inc. ("BIG"). Subsequently, MBIA Corp. reinsured the net exposure on the municipal bond insurance policies previously issued by BIG Ins. and the Company contributed the common stock of BIG to MBIA Corp. (See "Business-Reinsurance" below). On
August 21, 1990, the Company changed the name of BIG Ins. to MBIA Insurance Corp. of Illinois ("MBIA Illinois"). Subsequently, BIG was merged into MBIA Illinois.

     In 1990, the Company formed a French company, MBIA Assurance S.A. ("MBIA Assurance"), to write financial guarantee insurance in the countries of the European community. MBIA Assurance, which is a subsidiary of MBIA Corp., writes policies insuring public infrastructure financings, asset-backed transactions and certain obligations of financial institutions. By the end of 1994, MBIA Assurance had insured sixteen transactions.

     Generally,  throughout the text references  to  MBIA  Corp.
include the activities of its subsidiaries, MBIA Illinois and MBIA Assurance.

     Municipal  bond  insurance provides  an  unconditional  and irrevocable guarantee of the payment of the principal of and interest on municipal bonds when due. Municipal bonds are comprised of bonds, notes and other evidences of indebtedness issued by states, municipalities and other governmental authorities, instrumentalities and agencies. Municipal bonds are secured by the issuer's taxing power in the case of general obligation or special tax supported bonds, or by the issuer's ability to impose and collect fees and charges for public services or specific projects in the case of most revenue bonds. The insurance on asset-backed and other non-municipal obligations provides substantially the same guarantee.

     MBIA Corp.'s substantial capital base permits it to support a large portfolio of insured bond issues and to write new business. MBIA Corp. primarily insures municipal bonds which are sold in the new issue and secondary markets, or which are held in unit investment trusts ("UIT") and by mutual funds. It also provides surety bonds for debt service reserve funds. MBIA Corp. also insures other types of obligations, such as asset-backed securities, debt of investor-owned utilities and municipal deposits in approved financial institutions.

     The Association was the first issuer of municipal bond guarantees to receive both the AAA claims-paying rating from Standard and Poor's Corporation ("S&P"), which it received in 1974, and the Aaa claims-paying rating from Moody's Investors Service, Inc. ("Moody's"), which it received in 1984. Both rating agencies have continuously issued Triple-A claims-paying ratings for MBIA Corp. and Triple-A ratings to bonds guaranteed by MBIA Corp. Both rating agencies have also continued the Triple-A rating on MBIA Illinois guaranteed bond issues which have been reinsured by MBIA Corp.

     The   principal  economic  value  of  financial   guarantee
insurance to the governmental unit or entity offering the obligations is the saving in interest costs resulting from the difference in the market yield between an insured obligation and the same obligation on an uninsured basis. In addition, for complex financings and for obligations of issuers that are not well-known by investors, insured obligations receive greater market acceptance than uninsured obligations.

MBIA CORP. INSURED PORTFOLIO

      At December 31, 1994, the net par amount outstanding on MBIA Corp.'s insured obligations (including insured obligations of MBIA Illinois and MBIA Assurance but excluding the guarantee of $1.5 billion of obligations of MBIA Investment Management Corp. ("IMC") (see "Operations-Miscellaneous")) was $164.3 billion, comprised of $143.1 billion in new issues and $21.2 billion in secondary market issues. Net insurance in force was $304.5 billion.

     MBIA Corp. guarantees to the holder of the underlying obligation the timely payment of the principal of and interest on such obligation in accordance with its original payment schedule. Accordingly, in the case of a default on an insured obligation, payments under the insurance policy cannot be accelerated by the holder. MBIA Corp. will be required to pay principal and interest only as originally scheduled payments come due.

     MBIA Corp. seeks to maintain a diversified insured portfolio designed to spread risk based on a variety of criteria including revenue source, issue size, type of bond and geographic area. As of December 31, 1994, MBIA Corp. had 29,697 policies outstanding. These policies are diversified among 6,850 "credits," which MBIA Corp. defines as any group of issues supported by the same revenue source.

     The table below sets forth information with respect to the original par amount written per issue in MBIA Corp.'s portfolio as of December 31, 1994:


            MBIA CORP. ORIGINAL PAR AMOUNT PER ISSUE
                    AS OF DECEMBER 31, 1994

                                            % OF TOTAL
                              NUMBER OF      NUMBER OF    NET PAR     % OF NET
ORIGINAL PAR AMOUNT            ISSUES         ISSUES       AMOUNT    PAR AMOUNT
WRITTEN PER ISSUE            OUTSTANDING    OUTSTANDING   OUTSTANDING OUTSTANDING
                                                         (IN BILLIONS)
Less than $10 million           25,662         86.4%        $33.9       20.6%
$10-25 million                   2,041          6.9          25.2       15.3
$25-50 million                   1,019          3.4          26.7       16.3
Greater than $50 million           975          3.3          78.5       47.8
                                ------         ----         -----       ----
Total                           29,697        100.0%        $164.3     100.0%
                                ======        ======        ======     ======

     MBIA Corp. underwrites financial guarantee insurance on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life (as opposed to the stated maturity) of its insurance policies in force at December 31, 1994 was 11.9 years. The average life was determined by applying a weighted average calculation, using the remaining years to maturity of each insured obligation, and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings of insured issues. Average annual debt service on the portfolio at December 31, 1994 was $15.3 billion.

     The table below shows the diversification of MBIA Corp.'s insured portfolio by bond type:

            MBIA CORP. INSURED PORTFOLIO BY BOND TYPE
                   AS OF DECEMBER 31, 1994 (1)

                     NUMBER OF    NET PAR     % OF NET
                      ISSUES      AMOUNT    PAR AMOUNT
BOND TYPE           OUTSTANDING OUTSTANDING OUTSTANDING
                               (IN BILLIONS)
Municipal
  General obligation    11,029     $ 49.8       30.3%
  Utilities              5,087       28.9       17.6
  Health care            2,670       25.9       15.8
  Special revenue        1,291       12.2        7.4
  Transportation         1,486       11.1        6.7
  Higher education       1,208        7.6        4.6
  Housing                2,663        5.7        3.5
  Industrial development
     and pollution
     control revenue     1,016        5.4        3.3
  Other                    124        1.8        1.1
                         -----      -----       -----
    Total Municipal     26,574      148.4       90.3
                        ------      -----       ----
Non-Municipal
 Asset/mortgage-backed     151        9.9        6.0
 Investor-owned utilities 2,918       1.9        1.2
 International               18       1.9        1.2
  Other                      36       2.2        1.3
                          -----       ---        ---
    Total Non-Municipal   3,123      15.9        9.7
                          -----      ----        ---
                        29,697     $164.3      100.0%
                        ======     ======      ======
------------

(1) Excludes IMC's $1.5 billion municipal investment agreement liability guaranteed by MBIA Corp.

     As illustrated by the table above, approximately 48% of the net par amount outstanding of the MBIA Corp. insured portfolio consists of general obligation bonds, which are supported by the full faith and credit and taxing power of state and local governmental issuers, and water, sewer and electric revenue bonds, which are secured by a pledge of revenues imposed and collected by state and local public entities for the provision of essential services. MBIA Corp. seeks to avoid bond issues which entail excessive single project risk, over-capacity or customer contract disputes.

     To date, MBIA Corp. has engaged primarily in insuring municipal bonds. As of December 31, 1994, of the $164.3 billion outstanding net par amount of obligations insured, $148.4 billion, or 90%, consisted of municipal bonds and $15.9 billion, or approximately 10%, consisted primarily of asset/mortgage-backed transactions, investor-owned utility obligations and transactions done in the European market.

     The table below shows the diversification by type of insurance written by MBIA Corp. in each of the last five years:

                 MBIA CORP. NET PAR AMOUNT INSURED BY BOND TYPE (1)

BOND TYPE               1990         1991           1992          1993         1994
                                               (In millions)
MUNICIPAL
 General obligation      $ 5,169      $ 6,629       $ 8,951       $11,952      $11,086
 Utilities                 2,357        2,903         5,975         9,293        4,858
 Health care               2,157        3,715         4,401         6,342        3,655
 Special Revenue           1,426        1,475         2,776         3,246        1,888

 Transportation              851        1,202         2,283         3,419        1,747
 Higher Education            605        1,052         1,532         2,126        1,346
 Housing                     868          744           592           469          876
 Other                       612          839           966         1,532        2,061
                          ______       ______        ______        ______       ______
   TOTAL MUNICIPAL        14,045       18,559        27,476        38,379       27,517
                          ------       ------        ------        ------
NON-MUNICIPAL
 Asset/mortgage-backed       198          443         2,842         3,581        4,832
 International               ---          ---           ---           190        1,948
 Investor-owned utilities    244          418           476           642          643
 Other                       ---          ---           693           907          712
                          ______       ______        ______        ______       ______
   TOTAL NON-MUNICIPAL       442          861         4,011         5,320        8,135
                         _______      _______       _______       _______      _______
                         $14,487      $19,420       $31,487       $43,699      $35,652
                         =======      =======       =======       =======      ========
___________________________

(1) Par amount insured each year, net of reinsurance.

     MBIA Corp. is licensed to write business in all 50 states, the District of Columbia, France, Guam, the Northern Mariana Islands, the U.S. Virgin Islands and Puerto Rico. MBIA Illinois is licensed to write business in 48 states, the District of Columbia and Puerto Rico. MBIA Assurance is licensed to write business in France. The following table sets forth by state those states in which MBIA Corp. has at least 2% of its total net par amount outstanding:

                             MBIA CORP. INSURED PORTFOLIO BY STATE
                                 AS OF DECEMBER 31, 1994 (1)

                    NUMBER OF         NET PAR        % OF NET
                     ISSUES            AMOUNT        PAR AMOUNT
                   OUTSTANDING       OUTSTANDING     OUTSTANDING
                                     (IN BILLIONS)
                        <C)
STATE
  California            2,832           $ 22.0          13.4%
  Florida               1,805             13.8           8.4
  New York              4,360             12.4           7.5
  Pennsylvania          2,108             10.4           6.3
  Texas                 2,102              9.6           5.8
  New Jersey            1,590              8.0           4.9
  Illinois              1,139              7.7           4.7
  Ohio                    996              4.6           2.8
  Massachusetts         1,064              4.6           2.8
  Georgia                 978              3.7           2.3
  All other states     10,705             65.6          39.9
                       ------           ------          -----
  Total United States  29,679           $162.4          98.8%
                       ======           ======          =====
  International            18              1.9           1.2
                       ______           ______         ______
     Total             29,697           $164.3         100.0%
                       ======           ======         ======
__________________

(1) Excludes IMC's $1.5 billion municipal investment agreement liability guaranteed by MBIA Corp.

  MBIA Corp. has underwriting guidelines that limit the net insurance in force for any one insured credit. MBIA Corp. has not exceeded any applicable regulatory single-risk limit with respect to any bond issue insured by it. As of December 31, 1994, MBIA Corp.'s net par amount outstanding for its ten largest insured credits totalled $8.3 billion, representing 5.0% of MBIA Corp.'s total net par amount outstanding, and was as follows:

            MBIA CORP.'S TEN LARGEST INSURED CREDITS
                     AS OF DECEMBER 31, 1994

                                                                  NET PAR
                                                                   AMOUNT
                                                               OUTSTANDING
                                                             (IN MILLIONS)
     District of Columbia Unlimited General Obligations           $952
     New  Jersey Single Family Mortgage Revenue Obligations        942
     Louisiana State Unlimited General Obligations                 914
     Los Angeles City Waste Water                                  880
     City of New York Unlimited General Obligations                865
     Sacramento  Municipal  Utilities  District Electric Revenue   781
     Puerto Rico Unlimited General Obligations                     780
     New York Municipal Water Finance Authority                    759
     Cook County Unlimited General Obligation                      744
     Ohio Public Building Authority Lease                          665


MBIA CORP. INSURANCE PROGRAMS

     MBIA Corp. offers financial guarantee insurance in both the new issue and secondary markets. At present, no new financial guarantee insurance is being offered by MBIA Illinois, but it is possible that MBIA Illinois will insure transactions in the future. MBIA Corp. and MBIA Assurance offer financial guarantee insurance in Europe and other areas outside the United States. Set forth below are the different types of programs through which insurance presently is offered.

     NEW ISSUE PROGRAMS:

         DIRECT PURCHASE PROGRAM. Under the Direct Purchase Program, an issuer or underwriter purchases a policy directly from MBIA Corp. and pays the premium itself. Substantially all MBIA Corp. insured issues that are sold through a negotiated offering utilize this program. Of those issues which sell through competitive bidding, some use this program but the majority use the Optional Bidding Program described below. The critical elements in the Direct Purchase Program are that the issuer or underwriter determines to use insurance well before the sale date and then works closely with MBIA Corp. in developing documentation and legal structure.

         OPTIONAL BIDDING PROGRAM. Under the Optional Bidding Program, MBIA Corp. offers insurance as an option to the underwriters bidding on an issue. It is used only for issues sold through competitive bidding. Under this program, the MBIA Corp. policy is purchased and the premium paid by the successful underwriter who chooses to use MBIA Corp. insurance. The flexibility of this program, where insurance may be chosen or rejected until sale time, makes adjustment to current market conditions easy for underwriters. In addition, this program eliminates any need for the issuer to budget for or allocate bond proceeds to pay the premium.


     SECONDARY MARKET PROGRAMS:

         UNIT INVESTMENT TRUSTS. MBIA Corp. offers insurance to the UIT market through ongoing arrangements with investment banking and financial service companies which are UIT sponsors. MBIA Corp. insurance covers all of the bond issues in each of the insured unit trusts through one of two programs. Under one program, each issue in a trust is insured until maturity and, under the other program, each issue is insured only while it is held in the UIT.


         MUTUAL FUNDS. MBIA Corp. offers insurance in the mutual fund sector through ongoing arrangements with fund sponsors, which are investment advisers to individual mutual funds or families of mutual funds. All premiums for insuring bond issues in mutual funds are paid on the "while-in-trust" basis and consist of monthly charges. Under certain of these policies, MBIA Corp. is committed to offer insurance to maturity to the sponsor on issues sold out of the fund for an additional premium payable at the time of sale.


         OTHER SECONDARY MARKET ISURANCE. MBIA Corp. provides insurance on whole and partial maturities for bond issues which are being traded in the secondary market in response to requests from bond traders and institutions. MBIA Corp. charges the purchaser of this insurance a single premium payable upon issuance of the policy for insuring the designated bonds to maturity.

     The following table indicates the percentage of net par outstanding with respect to each type of insured program:

              MBIA CORP. TYPES OF INSURED PROGRAMS
                     AS OF DECEMBER 31, 1994

                                   NET PAR         % OF NET
                                   AMOUNT       PAR AMOUNT
  TYPE OF PROGRAM                OUTSTANDING     OUTSTANDING
                                (IN BILLIONS)
  New issue                         $143.1           87.1%
  Secondary market issues
    Unit investment trusts             6.3            3.8
    Mutual funds                       0.2            0.1
    Other secondary market issues     14.7            9.0
                                    ______          ______
  Total                             $164.3          100.0%
                                    ======          ======



OPERATIONS

   The operations of MBIA Corp. are conducted primarily through two divisions: the Underwriting, Policy and Review Division and the Insurance Operations Division. The Insurance Operations Division includes the Public Finance and the
Secondary Market Groups, the Structured Finance and the International Departments, and the Insured Portfolio Management Group. The functions of each are more fully described below.

     The Public Finance Group, the Secondary Market Group and the Structured Finance Department each have underwriting authority with respect to certain categories of business and with respect to credits up to a certain par amount per category. As a result, they are responsible for analyzing and approving approximately 80% of the number of issues insured (or 45% of the par value insured), although their underwriting decisions are monitored by the Underwriting Policy and Review Division which is responsible for ascertaining that MBIA Corp.'s underwriting guidelines and procedures are being followed.

     With respect to larger, complex or unique credits, as well as all asset/mortgage-backed transactions and international transactions, MBIA Corp.'s review and approval procedure has two stages. The first stage consists of transaction screening and in-
depth   credit   review  and  structuring  by  the   appropriate
department within the Insurance Operations Division. The second stage, final review and approval of credit and structure, is performed by the Underwriting, Policy and Review Division. Pricing, in all cases, is carried out by the Market Research Group in the Insurance Operations Division, and the continuing
review   of  insured  issues  is  administered  by  the  Insured
Portfolio Management  Group.

     MARKETING AND CREDIT REVIEW:

         MBIA Corp.'s marketing activities and initial credit review functions for municipal transactions are carried out primarily by the Public Finance Group and the Secondary Market
Group.   They  are  also  involved  in structuring  credits  on
negotiated new issue business and in insuring secondary market issues. These groups employ municipal research analysts who have extensive experience in the municipal bond industry and who develop business within established credit analysis criteria. Market intelligence and client contact related to identifying, screening and developing candidates for insurance are handled by the individual departments within the Insurance Operations Division. The primary factors in issue screening are credit quality, legal security and transaction structure, as well as evaluation of the potential for interest cost savings through the use of insurance. In the area of asset/mortgage-backed transactions, functions similar to these are performed by the Structured Finance Department. The International Department performs similar tasks with respect to financings done outside the United States.

         Premium rates are determined by the Market Research Group, MBIA Corp.'s pricing and syndicate unit, which focuses on the type of business and credit strength of the bond issue, the maturity and structure of the issue, and other credit and market factors. Premium rates are based upon established premium ranges, which take into account capital charges, rating agency models and degrees of perceived risk. The Market Research Group also conducts extensive consultation with analysts on the issue and considers updated market intelligence developed from daily contact with syndicate managers and traders to help form the most accurate view of the value of MBIA Corp.'s guarantee on each issue. Minimum pricing standards are established at levels that management believes should generate an appropriate level of return on capital.

        The Company recognizes that adherence to its pricing and quality standards may result in the loss of business to other insurers offering insurance at rates or on terms that the Company does not believe to be appropriate. The Company gives primary emphasis to maintaining its pricing and quality standards and secondary emphasis to market share.

     UNDERWRITING REVIEW:

          The Underwriting, Policy and Review Division is responsible for adherence to MBIA Corp.'s underwriting guidelines and procedures, which are designed to maintain an insured portfolio with low risk characteristics. MBIA Corp. maintains underwriting guidelines based on those aspects of credit quality that it deems important for each category of obligation considered for insurance. These include economic and social trends, debt management, financial management, adequacy of anticipated cash flow, satisfactory legal structure and other security provisions, viable tax and economic bases, adequacy of loss coverage and project feasibility, including a satisfactory consulting engineer's report, if applicable. Such guidelines are subject to periodic review. An inter-Divisional committee, the Credit Policy Committee, is responsible for establishing and maintaining underwriting standards and criteria for all insurance products.

         In order to ensure that the existing guidelines are followed, the Underwriting, Policy and Review Division monitors and periodically reviews underwriting decisions made by the Insurance Operations Division. In addition, on large, unique or complex transactions and on all asset/mortgage-backed transactions and international transactions (estimated to be about 20% of the number of issues or 55% of the par value insured by MBIA Corp.), the final underwriting decisions are made by the Underwriting Policy and Review Division.

         The Financial Institution Analysis Department of the Underwriting, Policy and Review Division underwrites and monitors MBIA Corp.'s direct and indirect exposure to financial institutions with respect to investment contracts, letters of credit and liquidity facilities supporting MBIA-insured issues, and recommends limits on such exposures. The department provides in-depth financial analyses of financial institutions for which there is existing or proposed exposure and gives advice on related contract terms, transfers of these instruments to new institutions and renewal dates and procedures.


     INSURED PORTFOLIO MANAGEMENT:

         The Insured Portfolio Management Group is responsible for monitoring outstanding issues insured by MBIA Corp. This group's first function is to detect any deterioration in credit quality or changes in the economic or political environment which could interrupt the timely payment of debt service on an insured issue. Once a problem is detected, it then works with the issuer, trustee, bond counsel, underwriters and other interested parties to deal with the concern before it develops into a default.

         Although MBIA Corp. has to date had only three insured issues requiring claim payments for which it has not been fully reimbursed, there are ten additional insured issues for which case loss reserves have been established (see "Losses and Reserves" below). Other potential losses have been avoided through the early detection of problems and subsequent negotiations with the issuer and other parties involved. In a limited number of instances, the solution involved the restructuring of insured issues or underlying security arrangements. More often, MBIA Corp. utilizes a variety of other techniques to resolve problems, such as enforcement of covenants, assistance in resolving management problems and working with the issuer to develop potential political solutions. Issuers are under no obligation to restructure insured issues or underlying security arrangements in order to prevent losses. Moreover, MBIA Corp. is obligated to pay amounts equal to defaulted interest and principal payments on insured bonds on their respective due dates even if the issuer or other parties involved refuse to restructure or renegotiate the terms of the insured bonds or related security arrangements. The Company believes that early detection and continued involvement by the Insured Portfolio Management Group are crucial in avoiding or minimizing claims on insurance policies.


         Once an obligation is insured, the issuer and the trustee are asked, or in some cases required, to furnish financial information, including audited financial statements, annually to the Insured Portfolio Management Group for review. Potential problems uncovered through this review, such as low operating fund balances, covenant violations, trustee or servicer problems, tax certiorari proceedings or excessive litigation, would result in an immediate surveillance review and an evaluation of possible remedial actions. The Insured Portfolio Management Group also monitors state finances and budget developments and evaluates their impact on local issuers.

         The Company's computerized credit surveillance system records situations where follow-up is needed, such as letter of credit renewal, construction status and the receipt of additional data after the closing of a transaction. Further, issues that experience financial difficulties, deteriorating economic conditions, excessive litigation or covenant violations are placed on the appropriate review list and are subject to surveillance reviews at intervals commensurate to the problem which has been detected.

         There are two departments within the Insured Portfolio Management Group: the Public Finance Portfolio Management Department handles the more traditional types of issues such as general obligation, utility, special revenue and health care bonds; and the Structured Finance Portfolio Management Department is responsible for housing and asset-backed issues.

         The Public Finance Portfolio Management Department reviews and reports on the major credit quality factors of risks insured by the Company, evaluates the impact of new developments on insured weaker credits and carries out remedial activity. In addition, it performs analysis of financial statements and key operating data on a large scale basis and maintains various databases for research purposes. It responds to consent and waiver requests and monitors pool programs. This department is responsible for preparing special reports which include analyses of regional economic trends, proposed tax limitations, the impact of employment trends on local economies or legal developments affecting bond security.

         The Structured Finance Portfolio Management Department monitors insured structured finance programs, focusing on the adequacy of reserve balances and investment of earnings, the status of mortgage or loan delinquencies and underlying insurance coverage and the performance of the trustee for insured issues. Monitoring of issues typically involves review of records and statements, review of transaction documents with regard to compliance, analysis of cash flow adequacy and communication with trustees. Review of servicer performance is also conducted through review of servicer financial statements, review of servicer reports where available and contacts with program administrators and trustees. The department also carries out remedial activity on weaker credits.

INVESTMENT MANAGEMENT SERVICES

     Over the last three years, the Company has undertaken the development of investment management services which capitalize on its capabilities, reputation and markeplace relationships. The Company is delivering these services through a group of subsidiary companies. In 1994, in the aggregate, these new ventures contributed $15.5 million to revenues.

           MBIA Municipal Investors Service Corporation ("MBIA/MISC"), was formed as a subsidiary of the Company to provide cash management services for local governments, school districts and similar authorities. As of December 31, 1994, MBIA/MISC, a registered investment advisor operating under the name of "CLASS", had 950 clients and over $1.7 billion of client assets under management. MBIA/MISC is operating in eight states and plans to continue its expansion into additional states in the near term.

         In 1993, the Company formed a wholly-owned subsidiary, MBIA Investment Management Corp. ("IMC"), to provide an investment vehicle in the form of investment agreements guaranteed as to principal and interest, for states, municipalities and municipal authorities. IMC's agreements are structured with individual terms and draw schedules and the length of the agreements ranges from three years to twenty-one years. At year-end, IMC had outstanding investment agreements of $1.5 billion.

         In 1994, the Company formed a wholly-owned subsidiary, MBIA Securities Corp. ("SECO"), to perform investment management services for the Company, MBIA/MISC and IMC. SECO will perform internal fixed-income trading and portfolio management offering the Company greater control over its investment management activities. At year-end, SECO was managing more than $3 billion of assets for IMC and MBIA/MISC.

        TOPSTAR, (TM) a program to provide synthetic short-term tax-exempt securities to institutional investors, was introduced in October 1992. The Company and its partner, Caisse des Depots et Consignations, established a jointly-owned company called MBIA Investors Capital Corp. ("MICC") to offer the program. MICC purchases long-term, high quality municipal bonds, attaches a tender option and resells the securities as synthetic short-term instruments. During 1994, the Company sold its share of MICC to its partner and the Company realized $1.8 million of net proceeds from this sale.


COMPETITION

     The   financial  guarantee  insurance  business  is  highly
competitive. According to "The Bond Buyer", in 1994 MBIA Corp. was the largest insurer of new issue long-term municipal bonds, accounting for 40% of the par amount of such insured bonds. The
other   principal   insurers  in  1994  were   AMBAC   Indemnity
Corporation, Financial Guaranty Insurance Company, Financial Security Assurance Inc. and Capital Guaranty Insurance Co., all
of which, like MBIA Corp., have Aaa and AAA claims-paying ratings from Moody's and S&P, respectively. According to "Asset Sales Report", in 1994 MBIA Corp. was the leading insurer of new
issue  asset/mortgage-backed securities.   The  three  principal
competitors in this area in 1994 were Capital Markets Assurance Corp., Financial Security Assurance and Financial Guaranty Insurance Company.

     Financial guarantee insurance also competes with other forms of credit enhancement, including over-collateralization, letters of credit and guarantees (for example, mortgage guarantees where pools of mortgages secure debt service payments) provided by banks and other financial institutions, some of which are governmental agencies or have been assigned the highest credit ratings awarded by one or more of the major rating agencies. Letters of credit are most often issued for periods of less than 10 years, although there is no legal restriction on the issuance of letters of credit having longer terms. Thus, financial institutions and banks issuing letters of credit compete directly with MBIA Corp. to guarantee short-term notes and bonds with a maturity of less than 10 years. To the extent that banks providing credit enhancement may begin to issue letters of credit with commitments longer than 10 years, the competitive position of financial guarantee insurers, such as MBIA Corp., could be adversely affected. Letters of credit also are frequently used to assure the liquidity of a short-term put option for a long-term bond issue. This assurance of liquidity effectively confers on such issues, for the short term, the credit standing of the financial institution providing the facility, thereby competing with MBIA Corp. and other financial guarantee insurers in providing interest cost savings on such issues. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer's alternative of foregoing credit enhancement and paying a higher interest rate. If the interest savings from insurance or another form of credit enhancement are not greater than the cost of such credit enhancement, the issuer will
generally  choose  to  issue  bonds without  enhancement.   MBIA
Assurance also competes in the international market with composite (multi-line) insurers.

     There are minimum capital requirements imposed on a financial guarantee insurer by Moody's and S&P to obtain Triple-A claims-paying ratings. Also, under a New York law, multiline insurers are prohibited from writing financial guarantee insurance in New York State, except during a transitional period which, subject to certain specific conditions, will expire in May 1997. See "Business_Regulation." However, there can be no assurance that major multiline insurers or other financial institutions will not participate in financial guarantee insurance in the future, either directly or through monoline subsidiaries.

REINSURANCE

     State insurance laws and regulations, as well as Moody's and S&P, impose minimum capital requirements on financial guarantee companies, limiting the aggregate amount of insurance which may be written and the maximum size of any single risk exposure which may be assumed. MBIA Corp. increases its capacity to write new business by using treaty and facultative reinsurance to reduce its gross liabilities on an aggregate and single risk basis.

     From its reorganization in December 1986 through December 1987, MBIA Corp. reinsured a portion of each policy through quota and surplus share reinsurance treaties. Each treaty provides reinsurance protection with respect to policies written by MBIA Corp. during the term of the treaty, for the full term of the policy. Under its quota share treaty MBIA Corp. ceded a fixed percentage of each policy insured. Since 1988, MBIA Corp. has entered into only surplus share treaties under which a variable percentage of risk over a minimum size is ceded, subject to a maximum percentage specified in the treaty. Reinsurance ceded under the treaties is for the full term of the underlying policy.

     MBIA Corp. also enters into facultative reinsurance arrangements from time to time primarily in connection with issues which, because of their size, require additional capacity beyond MBIA Corp.'s retention and treaty limits. Under these facultative arrangements, portions of MBIA Corp.'s liabilities are ceded on an issue-by-issue basis. MBIA Corp. utilizes facultative arrangements as a means of managing its exposure to single issuers to comply with regulatory and rating agency requirements, as well as internal underwriting and portfolio management criteria.

     As a primary insurer, MBIA Corp. is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations to MBIA Corp. The financial position of all reinsurers is monitored by MBIA Corp. on a regular basis.

     As of December 31, 1994, MBIA Corp. retained approximately 88% of the gross debt service outstanding of all municipal bonds insured by it and MBIA Illinois, and ceded approximately 12% to treaty and facultative reinsurers. MBIA Corp.'s and MBIA Illinois' principal reinsurers are Enhance Reinsurance Company, Capital Re Management Corporation, Connie Lee Insurance Company and Asset Guaranty Reinsurance Co. The first three of these reinsurers, whose claims paying ability is rated Triple-A by S&P and Moody's, reinsured approximately 75% of the total ceded insurance in force at December 31, 1994. The other principal reinsurer is rated AA by S&P. All other reinsurers reinsured less than 5% of the total ceded insurance in force at December 31, 1994 and are diversified geographically and by lines of insurance written. MBIA Corp.'s net retention on the policies it writes varies from time to time depending on its own business needs and the capacity available in the reinsurance market. The amounts of reinsurance ceded at December 31, 1994 and 1993 by bond type and by state are set forth in Note 12 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

     In connection with the BIG acquisition, MBIA Corp. and MBIA Illinois entered into a reinsurance agreement under which MBIA Corp. agreed to reinsure 100% of all business written by MBIA Illinois, net of cessions by MBIA Illinois to third party reinsurers, in exchange for MBIA Illinois' transfer of the assets underlying the related unearned premium and contingency reserves. Pursuant to such reinsurance agreement with MBIA Illinois, MBIA Corp. reinsured all of the net exposure of $30.9 billion, or approximately 68% of the gross debt service outstanding, of the municipal bond insurance portfolio of MBIA Illinois, the remaining 32% having been previously ceded to treaty and facultative reinsurers of MBIA Illinois (see preceding paragraph). MBIA Corp. retroceded 3% and 1% of this portfolio to its treaty and facultative reinsurers in 1990 and 1991, respectively; additionally, in 1990, 10% of this portfolio was ceded back to MBIA Illinois to comply with regulatory requirements.

     MBIA Corp. and MBIA Assurance have both a reinsurance agreement and a net worth maintenance agreement.

INVESTMENTS AND INVESTMENT POLICY

     The Finance Committee of the Board of Directors of the Company approves the general investment objectives and policies of the Company, and also reviews more specific investment guidelines. Subject to such investment objectives, policies and guidelines, investments of the Company including those of its insurance  subsidiaries,  but excluding  those  related  to  the
Company's municipal investment agreement business (see below), are managed by Aeltus Investment Management Inc., an affiliate of Aetna, subject to investment management agreements with MBIA Corp., MBIA Illinois and MBIA Inc. Certain investments of the Company and MBIA Assurance related to non-U.S. insurance operations are managed by independent managers in France.

     To continue to provide strong capital resources and claims-paying capabilities for its insurance operations, the investment objectives and policies for insurance operations set quality and preservation of capital as the primary objective subject to an appropriate degree of liquidity. Maximization of after-tax investment income and investment returns are an important but secondary objective.

     Investment objectives, polices and guidelines related to the Company's municipal investment agreement business are also subject to review and approval by the Finance Committee of the Board of Directors. The primary investment objectives are to preserve capital, to achieve an investment duration that closely approximates the expected duration of related liabilities, and to maintain appropriate liquidity. The investment agreement assets are managed by SECO subject to an investment management agreement between IMC and SECO.


     For 1994, approximately 67% of the Company's net income was derived from after-tax earnings on its investment portfolio (excluding the amounts earned on investment agreement assets which are recorded as a component of investment management services revenues). The following table sets forth investment income and related data for the years ended December 31, 1992, 1993 and 1994:


              INVESTMENT INCOME OF THE COMPANY (1)

                                                   YEARS ENDED DECEMBER 31,
                                                 1992        1993         1994
                                                      (IN THOUSANDS)


Investment   income  before expenses (2)       $152,760    $181,598    $196,662
Investment expenses                               2,282       2,714     2,809
                                               ________    ________    ________
Net investment income before income taxes       150,478     178,884    193,853
Net realized gains                                9,834       9,727     10,335
                                               ________    ________    ________
Total investment income before taxes           $160,312    $188,611    204,188
                                               ========    ========    ======
Total investment income after income taxes     $135,765    $159,844   $175,007

------------------

    (l) Excludes investment income and realized gains and losses from investment management services subsidiaries.
    (2) Includes taxable and tax-exempt interest income.


        The   tables  below  set  forth  the  composition of the consolidated investment portfolio of the Company. The weighted average yields in the tables reflect the nominal yield on book value as of December 31, 1994, 1993 and 1992.

                     INVESTMENT PORTFOLIO BY SECURITY TYPE
                            AS OF DECEMBER 31, 1994

                                                            INVESTMENT
                               INSURANCE                MANAGEMENT SERVICES
INVESTMENT CATEGORY       MARKET     WEIGHTED        MARKET          WEIGHTED
                          VALUE      AVERAGE         VALUE           AVERAGE
                          (IN        YIELD (1)       (IN             YIELD (1)
                          THOUSANDS)                  THOUSANDS)

                                                                          <C)
Fixed income investments:
 Long-term Bonds:
  Taxable Bonds:
  U.S. Treasury &
  Agency Obligations       $  180,405       8.52%        $  477,530        7.15%
  GNMAs                        70,476       8.76            102,903        8.38
   Other Mortgage & Asset
    Backed Securities         111,611       8.69            680,530        7.27
   Corporate Obligations      235,839       8.44            208,371        8.70
   Foreign Obligations (2)     98,558       8.46             53,916        8.70
                              _______                      _________
     Total                    696,889       8.54          1,523,250        7.55
  Tax-exempt Bonds:
   State & Municipal        2,355,017       9.46                  --       ---
                            ________                      __________
      Total long-term
        investments         3,051,906       9.25            1,523,250      7.55
  Short-term
        investments (3)       121,384       5.56              152,685      6.48
                            _________                        ________
      Total fixed income
         investments        3,173,290       9.11%           1,675,935      7.46%
  Other investments (4)        17,550         --                   --       --

      Total investments    $3,190,840         --           $1,675,935       --
                           ==========                      ==========

(1) Prospective market yields as of December 31, 1994.
  Yield on tax-exempt bonds is presented on a taxable equivalent basis using a 35% federal income tax rate.
(2) Includes direct obligations of foreign governments and foreign corporations.
(3) Taxable and tax-exempt investments, including bonds with a remaining maturity of less than one year.
(4) Consists of marketable equity securities and interests in limited partnerships; yield information not meaningful.

                       INVESTMENT PORTFOLIO BY SECURITY TYPE
                               AS OF DECEMBER 31, 1993

                                                           INVESTMENT
                                  INSURANCE            MANAGEMENT SERVICES
INVESTMENT CATEGORY         MARKET      WEIGHTED     MARKET          WEIGHTED
                            VALUE       AVERAGE      VALUE           AVERAGE
                            (IN         YIELD (1)    (IN             YIELD (1)
                            THOUSANDS)               THOUSANDS)


Fixed Income investments:
  Long-term Bonds:
   Taxable bonds:
   U.S. Treasury &
    Agency Obligations          $  256,388      7.74%       $107,358     5.10 %
   GNMAs                            73,880      8.18                      --
  Other Mortgage & Asset
    Backed Securities               49,862      6.68         274,423     4.57
   Corporate Obligations           227,495      7.31          19,191     6.68
   Foreign Obligations (2)         135,489      7.31          15,420     6.94
                                   _______                   _______
     Total                         743,114      7.51         416,392     4.89
  Tax-exempt bonds:
   State & Municipal             2,053,585      9.46               0      --
                                 _________                   _______
     Total long-term
      investments                2,796,669      8.94         416,392      4.89
   Short-term
      investments (3)              104,205      4.69         122,359      3.26
                                 _________                   _______
     Total fixed income
      investments                2,900,904      8.79%        538,751      4.52%
  Other investments (4)            104,681        --             --        --
                                __________                  ________       --
     Total investments          $3,005,585        --        $538,751       --
                                ==========                  ========

(1) Prospective yields at amortized cost as of December 31, 1993. Yield on tax-exempt bonds is presented on a taxable equivalent basis using a 35% federal income tax rate.
(2) Includes direct obligations of foreign governments and foreign corporations.
(3) Taxable and tax-exempt investments, including bonds with a remaining maturity of less than one year.
(4) Consists of marketable equity securities and interests in limited partnerships; yield information not meaningful.

                                    INVESTMENT PORTFOLIO BY SECURITY TYPE
                                         AS OF DECEMBER 31, 1992


                                               BOOK VALUE     WEIGHTED AVERAGE
INVESTMENT CATEGORY                            (IN THOUSANDS)     YIELD (1)
<S)
Fixed income invesements:
 Long-term investments
  Taxable bonds:
    U.S. Treasury & Agency Obligations           $  264,691          8.26%
    GNMAs                                            59,383          9.06
    Other Mortgage and Asset Backed Securities       34,744          8.49
    Corporate Obligations                           147,272          8.41
    Foreign Obligations (2)                          51,545          8.68
                                                    _______
     Total                                          557,605          8.44
  Tax-empt bonds:
    State & Municipal                             1,788,557          9.61
                                                  _________
     Total long-term investments                  2,346,162          9.34
    Short-term investments (3)                      121,733          3.37
                                                  _________
     Total fixed income investments               2,467,895          9.04%
    Other investments (4)                            60,783            --        ______
      Total investments                          $2,528,678             -
                                                 ==========

(1) Prospective yield at amortized cost as of December 31, 1992. Yield on tax-exempt bonds is presented on a taxable equivalent basis whereby the tax-exempt yield is grossed up using a 34% federal income tax rate.
(2) Includes direct obligations of foreign governments and foreign corporations
(3) Taxable and tax exempt investments, including bonds with a remaining maturity of less than one year.
(4) Primarily equity oriented investments; yield information not meaningful.


     The average maturity of the fixed income portfolio excluding short-term investments as of December 31, 1994 was 9.1 years. After allowing for estimated principal pre-payments on mortgage pass-through securities, the duration of the portfolio was 6.2 years.

     The table below sets forth the distribution by maturity of the Company's consolidated fixed income investments:

        DISTRIBUTION OF FIXED INCOME INVESTMENTS OF THE COMPANY
                               BY MATURITY
                            AS OF DECEMBER 31, 1994

                                                                      INVESTMENT
                              INSURANCE                          MANAGEMENT SERVICES
         MATURITY         MARKET VALUE   % OF TOTAL       MAKET VALUE    %OF SERVICES
                          (IN THOUSANDS  FIXED INCOME     (IN THOUSANDS  FIXED INCOME
                                         INVESTMENTS                     INVESTMENTS
Within 1 year           $  121,384           3.8            $152,685     9.1%
Beyond 1 year
 but within 5 years        526,119          16.6             555,165     33.1
Beyond 5 years
 but within 10 years     1,351,090           42.6             261,157    15.6
Beyond 10 years
 but within 15 years       762,187          24.0              287,091    17.1
Beyond 15 years
 but within 20 years       377,225          11.9               85,216     5.1
Beyond 20 years             35,285           1.1              334,621    20.0
                         ---------          ----             --------    ----
Total fixed
 income investments     $3,173,290         100.0%          $1,675,935   100.0%
                        ==========         =====           ==========   =====

The quality distribution of the Company's fixed income investments based on ratings of S&P was as shown in the table below:



                        FIXED INCOME INVESTMENTS BY QUALITY RATING (1)
                                 AS OF DECEMBER 31, 1994

                                                                        INVESTMENT
                                    INSURANCE                           MANAGEMENT SERVICES
         QUALITY RATING       MARKET       %OF TOTAL       MARKET       % OF
                              VALUE        FIXED INCOME     VALUE       FIXED
                         (IN THOUSANDS)    INVESTMENTS      (IN         INCOME
                                                            THOUSANDS)  INVESTMENT
AAA                        $1,148,536         36.9%        $1,292,358      81.6%
AA                          1,180,180         37.9             75,492       4.8
A                             704,259         22.6            150,181       9.4
BBB                            82,848          2.6             59,551       3.8
BB                                 --           --              5,581       0.4
                            ----------         ----          --------       ---
  Total                    $3,115,823        100.0%        $1,583,163     100.0%
                            ==========       ======        ==========     =====

[FN]
(1) Excludes short-term investments with an original maturity of less than one year, but includes bonds having a remaining maturity of less than one year.

REGULATION

     MBIA Corp. is licensed to do insurance business in, and is subject to insurance regulation and supervision by, the State of New York (its state of incorporation), the 49 other states, the District of Columbia, France, Guam, the Northern Mariana Islands, the U.S. Virgin Islands and Puerto Rico. MBIA Illinois is licensed in, and is subject to insurance regulation and supervision by, the State of Illinois (its state of incorporation), 47 other states, the District of Columbia and Puerto Rico. The extent of state insurance regulation and supervision varies by jurisdiction, but New York, Illinois and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies. These laws prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. is required to file detailed annual financial statements with the New York Insurance Department and similar supervisory agencies in each of the other jurisdictions in which it is licensed. MBIA Illinois is required to file detailed annual financial statements with the Illinois Department of Insurance and similar supervisory agencies in each of the other jurisdictions in which it is licensed. The operations and accounts of both MBIA Corp. and MBIA Illinois are subject to examination by these regulatory agencies at regular intervals.

     MBIA Corp. is licensed to provide financial guarantee insurance under Article 69 of the New York Insurance Law.
Article 69 defines financial guarantee insurance to include any guarantee under which loss is payable upon proof of occurrence of financial loss to an insured as a result of certain events. These events include the failure of any obligor on any debt instrument or other monetary obligation to pay principal, interest, premium, dividend or purchase price of or on such instrument or obligation, when due. Under Article 69, MBIA Corp. is licensed to transact financial guarantee insurance, residual value insurance, surety insurance and credit insurance and such other kinds of business to the extent necessarily or properly incidental to the kinds of insurance which MBIA Corp. is authorized to transact. In addition, MBIA Corp. is empowered to assume or reinsure the kinds of insurance described above.

     MBIA Illinois is licensed to provide fidelity and surety and other miscellaneous lines of insurance under Section 4 of the Illinois Insurance Code. Section 4 defines fidelity and surety insurance to include becoming surety or guarantor for any person, co-partnership or corporation in any position or place of trust or as custodian of money or property, public or private; or becoming a surety or guarantor for the performance of any person, co-partnership or corporation of any lawful obligation, undertaking, agreement or contract of any kind, except contracts or policies of insurance; and underwriting blanket bonds. Under Section 9, MBIA Illinois is licensed to transact any business activity reasonably complementary or supplementary to its insurance business. In addition, MBIA Illinois is empowered to assume or reinsure the kinds of insurance described above.

     As financial guarantee insurers, MBIA Corp. and MBIA Illinois are required by the laws of New York, California, Connecticut, Florida, Illinois, lowa, New Jersey and Wisconsin to maintain contingency reserves on their municipal bond liabilities. Under New Jersey, Illinois and Wisconsin regulations, contributions by such an insurer to its contingency reserves are required to equal 50% of earned premiums on its municipal bond business. Under New York law, such an insurer is required to contribute to contingency reserves 50% of premiums as they are earned on policies written prior to July 1, 1989 and, with respect to policies written on and after July 1, 1989, must make contributions over a period of 15 or 20 years (based on issue type), or until the contingency reserve for such insured issues equals the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.5%, depending upon the type of obligation guaranteed. California, Connecticut, Iowa and Florida law impose a generally similar requirement. In each of these states, MBIA Corp. and MBIA Illinois may apply for release of portions of the contingency reserves in certain circumstances.

     The laws and regulations of these states also limit both the aggregate and individual municipal bond risks that MBIA Corp. and MBIA Illinois may insure on a net basis. California, Connecticut, Florida, Illinois and New York, among other things, limit insured average annual debt service on insured municipal bonds with respect to a single entity and backed by a single revenue source (net of qualifying collateral and reinsurance) to 10% of policyholders' surplus and contingency reserves. In New Jersey, Virginia and Wisconsin, the average annual debt service on any single issue of municipal bonds (net of reinsurance) is limited to 10% of policyholders' surplus. Other states that do not explicitly regulate financial guarantee or municipal bond insurance do impose single risk limits which are similar in effect to the foregoing. California, Connecticut, Florida, Illinois and New York also limit the net insured unpaid principal issued by a single entity and backed by a single revenue source to 75% of policyholders' surplus and contingency reserves.

     Under New York, California, Connecticut, Florida, Illinois, New Jersey and Wisconsin law, aggregate insured unpaid principal and interest under policies insuring municipal bonds (in the case of New York, California, Connecticut, Florida and Illinois, net of reinsurance) are limited to certain multiples of policyholders' surplus and contingency reserves. New York, California, Connecticut, Florida, Illinois and other states impose a 300:1 limit for insured municipal bonds, although more restrictive limits on bonds of other types do exist. For example, New York, California and Florida impose a 100:1 limit for certain types of non-municipal bonds.

     The Company, MBIA Corp. and MBIA Illinois are also subject to regulation under insurance holding company statutes of New York, Illinois and other jurisdictions in which MBIA Corp. and MBIA Illinois are licensed to write insurance. The requirements of holding company statutes vary from jurisdiction to jurisdiction but generally require insurance holding companies, such as the Company, and their insurance subsidiaries, to register and file certain reports describing, among other information, their capital structure, ownership and financial condition. The holding company statutes also require prior approval of changes in control, of certain dividends and other intercorporate transfers of assets, and of transactions between insurance companies, their parents and affiliates. The holding company statutes impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that those exceeding specified limits receive prior regulatory approval.

     Prior approval by the New York Insurance Department is required for any entity seeking to acquire "control" of the Company or MBIA Corp. Prior approval by the Illinois Department of Insurance is required for any entity seeking to acquire "control" of the Company, MBIA Corp. or MBIA Illinois. In many states, including New York and Illinois, "control" is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled by an entity, although the supervisory agency may find that "control" in fact does or does not exist when an entity owns or controls either a lesser or greater amount of securities. In 1986, the New York Superintendent of Insurance determined that none of the shareholders of the Company "controlled" the Company since, among other factors, pursuant to the Shareholders' Agreement, none of them could individually control the Board of Directors of the Company. This determination was conditioned upon the Company's giving notice to the New York Superintendent of Insurance of any changes in the Founding Shareholders' ownership of the Company's stock or in the Shareholders' Agreement. The Company has given notice of such stock ownership changes, and in late 1991, the Company notified the New York Superintendent of the termination of the Shareholders' Agreement, other than its registration rights provisions. In connection with the acquisition of MBIA Illinois, the shareholders received a similar determination regarding control from the Illinois Department of Insurance.

     The laws of New York and Illinois regulate the payment of dividends by MBIA Corp. and MBIA Illinois, respectively, and provide that a New York domestic stock property/casualty insurance company (such as MBIA Corp.) or an Illinois domestic stock insurance company (such as MBIA Illinois) may not declare or distribute dividends except out of statutory earned surplus. In the case of MBIA Corp., New York law provides that the sum of
(i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders' surplus, as shown by the most recent statutory financial statement on file with the New York Insurance Department, and (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent of Insurance approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings. See Note 8 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries. In the case of MBIA Illinois, Illinois law provides that the fair market value of the dividend to be declared, together with other dividends declared or distributed during the preceding 12-month period, may not exceed the greater of (a) 10% of policyholders' surplus as of the previous December 31, and (b) net income during the previous calendar year (which includes net realized capital gains in an amount not to exceed 20% of net unrealized capital gains) without the approval of the Illinois Director of Insurance. The foregoing restrictions are currently the most restrictive limitations on the ability of MBIA Corp. and MBIA Illinois to declare and pay dividends.

     The foregoing dividend limitations are determined in accordance with Statutory Accounting Practices ("SAP"), which generally produce statutory earnings in amounts less than earnings computed in accordance with Generally Accepted Accounting Principles ("GAAP"). Similarly, policyholders' surplus, computed on a SAP basis, will normally be less than net worth computed on a GAAP basis. See Note 3 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

     MBIA Corp. and MBIA Illinois are exempt from assessments by the insurance guarantee funds in the majority of the states in which they do business. Guarantee fund laws in most states require insurers transacting business in the state to participate in guarantee associations which pay claims of policyholders and third-party claimants against impaired or insolvent insurance companies doing business in the state. In most states, insurers licensed to write only municipal bond insurance, financial guarantee insurance and other forms of surety insurance are exempt from assessment by these funds and their policyholders are prohibited from making claims on these funds. MBIA Assurance is licensed to do insurance business in France and is subject to regulation under the corporation and insurance laws of France.

LOSSES AND RESERVES

     The Company's policy is to provide for loss reserves to cover losses that may be reasonably estimated on its insured obligations over the lives of such obligations. The loss reserve,  at  any  financial statement date,  is  the  Company's estimate of the identified and unidentified losses on the obligations it has insured, including expected costs of settlement.

     To the extent that specific insured issues are identified as currently or likely to be in default, the present value of the expected payments, including costs of settlement, net of expected recoveries, is allocated within the total loss reserve as a case basis reserve. At December 31, 1994, $22.0 million of the $40.1 million loss and loss adjustment expense reserve represents case basis reserves, of which $12.4 is attributable to a health care financing in Pennsylvania, $6.6 is attributable to various housing financings in Texas and $3.0 is attributable to a revenue bond secured by a guaranteed investment contract.

     The Company believes that the reserve for losses and loss expenses are adequate to cover the ultimate net cost of claims. Such reserves are based on estimates, and there can be no assurance that the ultimate liability will not exceed such estimates. To the extent that actual case losses for any period are less than the unallocated portion of total loss reserve, there will be no impact on the Company's earnings for that period other than an addition to the reserve which results from applying the loss rate factor to new debt service insurance. To the extent that case losses, for any period, exceed the unallocated portion of the total loss reserve, the excess will be charged against the Company's earnings for that period. The Company will periodically evaluate the appropriateness of the loss rate factor based on actual case loss experience.




SAP RATIOS

     The financial statements in this Form 10-K are prepared on
the   basis   of   GAAP.  For  reporting  to  state   regulatory
authorities,  SAP  is  used.  See Note  3  to  the  Consolidated
Financial Statements of MBIA Inc. and Subsidiaries.

     The SAP combined ratio is a traditional measure of underwriting profitability for insurance companies. The SAP loss ratio (which is losses incurred divided by premiums earned), SAP expense ratio (which is underwriting expenses divided by net premiums written) and SAP combined ratio (which is the sum of the loss and expense ratios) for the Company and for the financial guarantee industry, which includes the monoline primary insurers (including MBIA Corp.) and monoline reinsurers, are shown in the table below:


                                                YEARS ENDED DECEMBER 31,


                                     1991         1992       1993        1994
The Company
    Loss ratio                        12.7%         2.4%     (3.5)%        9.8%
    Expense ratio                     20.4         18.3      17.6         22.9
    Combined ratio                    33.1         20.7      14.1         32.7
Financial guarantee industry (1)
    Loss ratio                        11.2%        13.8%      0.7%          *
    Expense ratio                     31.5         24.8      23.8           *
    Combined ratio                    42.7         38.6      24.5           *

[FN]
(1) Industry statistics were taken from the 1993 Annual Report of the Association of Financial Guaranty Insurors.
*     Not Available.


     The SAP loss ratio differs from the GAAP loss ratio because the GAAP ratio recognizes a provision for unidentified losses. The SAP expense ratio varies from the GAAP expense ratio because the GAAP ratio recognizes the deferral of policy acquisition costs and includes the expenses of the Company and subsidiaries and the amortization of purchase accounting adjustments, principally goodwill.

     Net insurance in force, qualified statutory capital (which is comprised of policyholders' surplus and the contingency reserve), and policyholders' leverage ratios for MBIA Corp. (including MBIA Illinois) and for the financial guarantee industry are shown in the table below:

                                                AS OF DECEMBER 31,
                                 1991           1992        1993         1994
                                              (DOLLARS IN MILLIONS)
The Company
  Net insurance in force          $184,604      $223,056     $266,784    $304,502
  Qualified statutory capital         $963        $1,300       $1,517      $1,731
  Policyholders' leverage
   ratio                             192:1          172:1       176:1       176:1
Financial guarantee
 industry (1)
  Net insurance in force          $500,204       $586,579    $704,569           *
  Qualified statutory
   capital                           $3,671        $4,392       5,195           *
    Policyholders' leverage ratio     136:1         134:1       136:1           *

[FN]
(1) Industry statistics were taken from the 1993 Annual Report of the Association of Financial Guaranty Insurors.
*   Not Available.


     The policyholders' leverage ratio is the ratio of net insurance in force to qualified statutory capital. This test is sometimes focused on as a measure of a company's claims-paying capacity. The Company believes that the leverage ratio has significant limitations since it compares the total debt service (undiscounted) coming due over the next 30 years or so to a company's current capital base. It thereby fails to recognize future capital that will be generated during the period of risk being measured, arising from unearned premium reserve and future installment premium commitments. Further, the leverage ratio does not consider the underlying quality of the issuers whose debt service is insured and thereby does not differentiate among the risk characteristics of a financial quarantor's insured portfolio, nor does it give any benefit for third-party commitments such as standby lines of credit.

     To assist state insurance departments in overseeing the financial condition of the insurance companies in their respective states, the National Association of Insurance Commissioners (the "NAIC") has developed a system intended to provide an early warning of impending financial trouble, the Insurance Regulatory Information System ("IRIS"). IRIS identifies eleven financial ratios and specifies "usual values" for each ratio. These are derived from financial statements prepared on a SAP basis. For each of the years 1987 to 1992, MBIA Corp. had financial ratio values within the usual values established by the NAIC for all of the applicable financial ratio tests with the exception of the test that measures the change in net premiums written. For the year ended December 31, 1992 the growth in net premiums written exceeded NAIC test range values of -33% to +33% due to an extremely favorable business environment marked by a surge in municipal financings and strong demand for insurance. MBIA Corp. also had values outside of the normal range for premiums written for the years ended December 31, 1987, 1990 and 1991. These were due to the assumption by MBIA Corp. of most of the book of net insured obligations of its predecessor, the Association, in 1986, and upon the assumption of the entire book of net insured obligations of MBIA Illinois in 1990 following its acquisition by the Company.

     In 1993, MBIA Corp. had financial ratio values within the NAIC test ranges for all ratios except loss-related ratios. MBIA Corp. fell below the NAIC test range values of 0% to +25% for the three loss reserve development ratios due to the reduction in expected losses related to the Aurora salvage. In 1994, MBIA Corp. had financial ratio values within the NAIC test ranges for all ratios.

MBIA CORP. INSURANCE POLICIES

     The insurance policies issued by MBIA Corp. provide an unconditional and irrevocable guarantee of the payment to a designated paying agent for the bondholders of an amount equal to the principal of and interest on insured bonds not paid when due. In the event of a default in payment of principal or interest by an issuer, MBIA Corp. promises to make funds available in the amount of the default on the next business day following notification. MBIA Corp. has a Fiscal Agency Agreement with State Street Bank and Trust Company, N.A. to provide for this payment upon receipt of proof of ownership of the bonds, as well as upon receipt of instruments appointing MBIA Corp. as agent for the bondholders and evidencing the assignment of bondholder rights with respect to the debt service payments made by MBIA Corp. Even if bondholders are permitted by the indenture securing the bonds to have the full amount of principal of the bonds, together with accrued interest, declared due and payable immediately in the event of a default, MBIA Corp. is required to pay only the principal and interest scheduled to be paid, but not in fact paid, on each original principal and interest payment date.

     The MBIA Illinois insurance policies provide for payments on default in substantially the same manner as the MBIA Corp. policies. The paying agent on MBIA Illinois policies is Bankers Trust Company. MBIA Assurance writes policies that are substantially similar in coverage and manner of payment to the MBIA Corp. policies.

RATING AGENCIES

     Moody's and S&P perform periodic reviews of MBIA Corp. and other companies providing financial guarantee insurance. Their reviews focus on the insurer's underwriting policies and procedures and on the issues insured. Additionally, each rating agency has certain criteria as to exposure limits and capital requirements for financial guarantors.

     Both rating agencies have reaffirmed their Triple-A claims-paying ratings assigned to MBIA Corp., MBIA Illinois and to MBIA Assurance. The rating for MBIA Illinois is based in significant part on the reinsurance agreement between MBIA Corp. and MBIA Illinois. The rating of MBIA Assurance is based in significant part on the reinsurance agreement between MBIA Corp.and MBIA Assurance and the net worth maintenance agreement between the two parties. See "Business_Reinsurance."

     Although MBIA Corp. intends to comply with the requirements of the rating agencies, no assurance can be given that these requirements will not change or that, even if MBIA Corp. complies with these requirements, one or both rating agencies will not reduce or withdraw their rating. MBIA Corp.'s ability to attract new business and to compete with other financial guarantors, and its results of operations and financial condition would be materially adversely affected by any reduction in its ratings.

CREDIT AGREEMENT

     MBIA Corp. entered into a Credit Agreement, dated as of December 29, 1989, which has been amended from time to time (the "Credit Agreement") with Credit Suisse, New York Branch ("Credit Suisse") to provide MBIA Corp. with an unconditional, irrevocable line of credit. The Credit Agreement was amended and restated by the First Restated Credit Agreement, dated as of
October 1, 1993 as amended by the First Amendment, dated as of September 23, 1994 among MBIA Corp., Credit Suisse, as Agent and a consortium of Triple-A rated banks, including Credit Suisse. The line of credit is available to be drawn upon by MBIA Corp., in an amount up to $600 million, after MBIA Corp. has incurred, during the period commencing October 1, 1994 and ending September 30, 2001, cumulative losses (net of any recoveries) in excess of the greater of $500 million or 6.25% of average annual debt service. The obligation to repay loans made under the Credit Agreement is a limited recourse obligation of MBIA Corp. payable solely from, and secured by a pledge of, recoveries realized on defaulted insured obligations, from certain pledged installment premiums and other collateral. Borrowings under the Credit Agreement are repayable on the expiration date of the Credit Agreement. The current expiration date of the Credit Agreement is September 30, 2001, subject to annual extensions under certain circumstances. The Credit Agreement contains covenants that, among other things, restrict MBIA Corp.'s ability to encumber assets or merge or consolidate with another entity.

EMPLOYEES

     As of March 20, 1995, the Company had 356 employees. No employee is covered by a collective bargaining agreement. The
Company considers its employee relations to be satisfactory.


EXECUTIVE OWNERS

     The executive officers of the Company and their present ages and positions with the Company are set forth below.

    NAME                   AGE             POSITION AND TERM OF OFFICE
    David H. Elliott       53              Chairman and Chief Executive
                                           Officer (officer since 1986)
    Richard L. Weill       52              President (officer since 1989)
    Robert R. Godfrey      47              Executive Vice President
                                           (officer since 1986)
    James E. Malling       53              Executive Vice President
                                           (officer since 1991)
    Hilda H. Boas          63              Senior Vice President (officer
                                           since 1992)
    Janis S. Christensen   45              Senior Vice President (officer
                                           since 1992)
    Louis G. Lenzi         46              General Counsel and Secretary
                                           (officer since 1986)
    Julliette S. Tehrani   48              Senior Vice President and
                                           Controller (officer since 1987)
    Christopher W. Tilley  39              Treasurer (officer since 1994)
    Arthur M. Warren       60              Senior Vice President and Chief
                                           Financial Officer (officer since 1987)

     David H. Elliott is the Chairman and Chief Executive Officer of the Company and of MBIA Corp. From 1986 to 1991, he served as the President and Chief Operating Officer of the Company and MBIA Corp He is a director of MBIA Corp. and was the President of the Association from 1976 to 1980 and from 1982 through 1986.

     Richard L. Weill is President of the Company and of MBIA Corp., in charge of the Insurance Operations, Division of MBIA Corp., and a director of MBIA Corp. From 1989 through 1991, Mr. Weill was General Counsel and Corporate Secretary of the Company. Mr. Weill was previously a partner with the law firm of Kutak Rock, with which he had been associated from 1969 to 1989.

     Robert R. Godfrey is an Executive Vice President of the Company and is in charge of the Marketing Services Division of MBIA Corp. Mr. Godfrey has been with the Company (and Municipal Issuers Service Corporation ("MISC") which acted as the managing general agency for the Association) since January 1986 and serves as a director of MBIA Corp.

     James E. Malling is an Executive Vice President of the Company and the head of the Corporate Development, Corporate Marketing, Human Resources and Emerging Business Division, as well as a director of MBIA Corp. Mr. Malling was the President of the International Finance Division of CIGNA Corporation from 1984 to 1990 and also served as a director of the Company from December of 1986 to December 31, 1990.


     Hilda  H. Boas is Senior Vice President of the Company  and
MBIA Corp. and a director of MBIA Corp. She has been in charge of the Human Resources and Corporate Administration Division of
MBIA Corp. since joining the Company in 1987.

     Janis S. Christensen is Senior Vice President of the Company and MBIA Corp., head of the Underwriting Policy and Review Division and a director of MBIA Corp. Ms. Christensen has been responsible for the underwriting function at MBIA Corp. since joining the Company in 1987.

     Louis  G. Lenzi is General Counsel of the Company and  MBIA
Corp. He is also a director of MBIA Corp. Mr. Lenzi has held various legal positions within MBIA Corp. (and MISC) since July of 1984.

     Julliette S. Tehrani is Senior Vice President and Controller of the Company and a director of MBIA Corp. Ms. Tehrani has held various positions in the Company's and MlSC's financial and management information systems areas since 1978, including the offices of Vice President and Treasurer of MISC from 1982 through 1985. Ms. Tehrani was named Senior Vice President of MISC in 1985.

     Christopher W. Tilley is Treasurer of the Company and a director of MBIA Corp. He has held various positions in the finance department of the Company since 1989.

     Arthur  M.  Warren  is  Senior  Vice  President  and  Chief
Financial  Officer  of the Company and is head  of  the  Finance
Division  of  MBIA Corp.  He has been a director of  MBIA  Corp.
since May 1987.

ITEM 2.  PROPERTIES

     MBIA Corp. owns the 157,500 square foot office building on approximately 15.5 acres of property in Armonk, New York, in which the Company and MBIA Corp. have their offices. The Company believes that this office building is adequate and suitable for its current needs.

ITEM 3. LEGAL PROCEEDINGS

     There are no material lawsuits pending or, to the knowledge of the Company, threatened to which the Company or any of its subsidiaries is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.
                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The information concerning the market for the Company's Common Stock and certain information concerning dividends appears under the heading "Shareholder Information" on the inside back cover of the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference. As of March 20, 1995, there were 519 shareholders of record of the Company's Common Stock. The information concerning dividends on the Company's Common Stock is under "Business_Regulation" in this report.

ITEM 6.  SELECTED FINANCIAL DATA

     The  information under the heading "Selected Financial  and
Statistical Data" as set forth on page 23 of the Company's  1994
Annual Report to Shareholders is incorporated by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth on page 18 of the Company's 1994 Annual Report to Shareholders is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, the Report of Independent Accountants thereon by Coopers & Lybrand L.L.P. and the unaudited "Quarterly Financial Inforrnation" are set forth on pages 24-43 of the Company's 1994 Annual Report to Shareholders and are incorporated by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information   regarding  directors  is  set   forth   under
"Election of Directors" in the Company's Proxy Statement,  dated
March 27, 1995, which is incorporated by reference.

     Information regarding executive officers is set forth under
Item 1, "Business_Executive Officers," in this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information   regarding  compensation  of   the   Company's
executive officers is set forth under "Compensation of Executive
Officers"  in  the Company's Proxy Statement,  dated  March  27,
1995, which is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is set forth under "Election of Directors" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement, dated March 27, 1995, which is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information    regarding    relationships    and    related
transactions is set forth under "Certain Relationships and Related Transactions" in the Company's Proxy Statement. dated
March 27, 1995, which is incorporated by reference.

                             PART IV
ITEM 14.

           (a)  Financial  Statements  and  Financial  Statement
Schedules and Exhibits.

1.  FINANCIAL STATEMENTS

MBIA  Inc.  has  incorporated by reference  from  the  1994
Annual   Report  to  Shareholders  the  following   consolidated
financial statements of the Company:

                                               Annual Report to Shareholders
                                                         Page(s)
MBIA INC. AND SUBSIDIARIES

Report of independent accountants.                          24
Consolidated statements of income for the years ended       25
December 31, 1994, 1993 and 1992.
Consolidated balance sheets at December 31, 1994 and        26
1993.
Consolidated statements of changes in shareholders'         27
equity for the years ended December 31, 1994, 1993
and 1992.
Consolidated statements of cash flows for the years         28
ended December 31, 1994, 1993 and 1992.
Notes to consolidated financial statements                  29-43


2. FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are filed as part of this report.

SCHEDULE     TITLE
I            Summary of investments, other than investments
             in related parties, at December 31, 1994.
III         Condensed financial information of Registrant
             for December 31, 1994, 1993 and 1992.
VI          Reinsurance for the years ended December 31,
             1994, 1993 and 1992.

The report of the Registrant's independent accountants with respect to the above listed financial statement schedules is set forth on page 37 of this Form 10-K.

All  other schedules are omitted because they are  not
applicable  or  the  required  information  is  shown   in   the
consolidated financial statements or notes thereto.

3. EXHIBITS

(An exhibit index immediately preceding the Exhibits indicates the page number where each exhibit filed as part of this report can be found.)

3.  ARTICLES OF INCORPORATION AND BY-LAWS.

 3.1. Restated Certificate of Incorporation,  dated
August 17, 1990, incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1990 (Comm. File 1-9583) (the "1990 10-K").

3.2.  By-Laws  as  Amended  as  of  May  7,  1992,
incorporated by reference to Exhibit 3.2 of the Company's Annual
Report on Form 10-K for the fiscal year ended December 31,  1992
(Comm. File 1-9583) (the "1992 10-K").

10. MATERIAL CONTRACTS

10.02. Reinsurance Agreements, each dated as of December 30, 1986, between the Company and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, Aetna Insurance Company and The Continental Insurance Company, incorporated by reference to Exhibit 10.09 to the 1987 S-1.

10.03.  Reinsurance Assumption Agreements, each dated
as of December 30, 1986, among the Company, Municipal Bond Investors Assurance Corporation ("MBIA Corp.") and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, Aetna Insurance Company and The Continental Insurance Company, incorporated by reference to Exhibit 10.10 to the 1987 S- 1.

10.04.  Endorsement No. 1 to the December 30,  1986
Reinsurance Agreements, dated as of July 1, 1987, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, Aetna Insurance Company and The Continental Insurance Company, incorporated by reference to
Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (Comm. File No. 1-9583) (the "1987 10-K").

10.05.   Endorsement No. 2 to the December 30,  1986
Reinsurance Agreements, dated as of October 1, 1987, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, Aetna Insurance Company and The Continental Insurance Company, incorporated by reference to
Exhibit 10.35 to the 1987 10-K.

10.06.  Endorsement No. 3 to the December 30,  1986
Reinsurance Agreements, dated as of December 31, 1987, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Comm. File No. 1-9583) (the "1989 10K")

10.07.  Endorsement No. 4 to the December 30,  1986
Reinsurance Agreements, dated as of January 1, 1988, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.07 to the 1989 10-K.

10.08.  Endorsement No. 5 to the December 30,  1986
Reinsurance Agreements, dated as of January 1, 1988, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.08 to the 1989 10-K.

10.09. Endorsement No. 6 to the December 30, 1986 Reinsurance Agreements, dated as of January 1, 1988, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.09 to the 1989 10-K.

10.10.   Endorsement No. 7 to the December 30,  1986
Reinsurance Agreements, effective September 30, 1989, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.10 to the 1989 10-K.

10.11.  First  Amended  and  Restated  Investment
Management Agreement, dated as of December 30, 1986, between Aetna Financial Services, Inc. and MBIA Corp., incorporated by reference to Exhibit 10.11 to the 1989 10-K, as amended by Amendment No. 2 to the First Amended and Restated Investment Management Agreement, dated as of October 1, 1994, as modified by a Consent, effective February 28, 1994.

10.12.  Restated Management Agreement, dated as  of
January 5, 1987, between MISC and Municipal Bond Insurance Association (the "Association"), as further amended by Supplement to the Restated Management Agreement, dated September 30, 1989, incorporated by reference to Exhibit 10.16 to the 1989 10-K. as amended by Second Amendment and Restatement of Management Agreement, dated as of August 31, 1993, incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Comm. File No. 1-9583) (the "1993 10-K").

10.13.  License Agreement, dated as of December 30,
1986, between the Company and the Association, incorporated by reference to Exhibit 10.15 to the 1987 S-l.

10.14.  MBIA   Inc.  1987  Stock  Option   Plan,
incorporated by reference to Exhibit 10.13 to the 1987 S-1.

10.15.  MBIA Inc. Deferred Compensation and Excess
Benefit Plan, incorporated by reference to Exhibit 10.16 to the 1988 10-K, as amended as of July 22, 1992, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Comm. File No. 1-9583) (the "1992 10-K").


10.16. MBIA Inc. Employees Pension Plan,  amended
and restated effective January 1, 1987, incorporated by reference to Exhibit 10.28 of the Company's Amendment No. 1 to the 1987 S-1, as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.18 to the 1991 10-K, as further amended and restated effective January 1, 1994.

10.17.  MBIA Inc. Employees Profit Sharing Plan, as
amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the 1987 S-1, as further amended by Amendment dated December 8, 1988, incorporated by reference to Exhibit 10.21 to the 1989 10-K, as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.19 to the 1991 10-K, as further amended and restated as of May 7, 1992, incorporated by reference to Exhibit 10.17 to the 1992 10K, as further amended and restated effective January 1, 1994.

10.18. MBIA Corp. Split Dollar Life Insurance Plan, dated as of February 9, 1988, issued by Aetna Life Insurance and Annuity Company, incorporated by reference to Exhibit 10.23 to the 1989 10-K.

10.19. Stock Option Agreement, dated as of January1, 1987, between the Company and William O. Bailey, incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the 1987
S-1.

10.20. Stock Option Agreement, dated as of  March
27, 1987, between the Company and David H. Elliott, incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the 1987
S-1.

10.21  Indemnification Agreement, dated as of January
5, 1987, among MISC, The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, The Travelers Indemnity Company, Aetna Insurance Company, The Continental Insurance Company and the Company, incorporated by reference to Exhibit
10.33 to Amendment No. 1 to the 1987 S-l.

10.22.  Amended   and   Restated   Shareholders'
Agreement, dated as of May 21, 1987, among the Company, Aetna Life and Casualty Company, The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Guaranty Holdings, Inc., Aetna Insurance Company, The Continental Insurance Company and The Fidelity and Casualty Company of New York, incorporated by reference to Exhibit 10.30 to Amendment No. I to the 1987 S-1, as amended by Amendment No. 1 to the Amended and Restated Shareholders' Agreement, dated as of April 1, 1989, as amended by Amendment No. 2 to the Amended and Restated Sharebolders' Agreement, dated November 21, 1989, incorporated by reference to Exhibit 10.41 to the 1989 10-K, as amended by Amendment No. 3 to the Amended and Restated Shareholders' Agreement, dated as of November 30, 1990, incorporated by reference to Exhibit 10.28 to the 1990 10-K and as amended by Amendment No. 4 to the Amended and Restated Shareholders' Agreement, dated as of September 30, 1991, incorporated by reference to Exhibit 10.28 to the 1991 10-K.

10.23.  Assignment of Warranties, dated  April  7,
1989, from Trafalgar House Real Estate, Inc. to MBIA Corp., incorporated by reference to Exhibit 10.48 to the 1989 10-K.

10.24.  Well Indemnification Agreement, dated as of
April  7,  1989, between Trafalgar House Real Estate, Inc.,  and
MBIA Corp., incorporated by reference to Exhibit 10.49 to the 1989 10-K.

10.25.   Stock Purchase Agreement, dated as of October 27,
1989, among Government Employees Insurance Company, Bankers Trust
New York Corporation, Xerox Credit Corporation, American
International Group, Inc., Salomon Inc and the Company, as amended by Letter Agreement dated as of January 5, 1990, incorporated by reference to Exhibit 10.53 to the 1989 10-K.

10.26.  Trust Agreement, effective as of December 31,
1989,  among  BIG  Ins.,  MBIA Corp. and Morgan  Guaranty  Trust
Company of New York, incorporated by reference to Exhibit  10.55 to the 1989 10-K.

10.27.   Investment Management Agreement, dated as of
January 5, 1990, between Aetna Financial Services, Inc. and  BIG
Ins., incorporated by reference to Exhibit 10.57 to the 1989 10-
K, as modified by a Consent, effective February 28, 1994.


10.28. Surety Bond, dated December 28, 1989, issued by MBIA Corp. to Citibank, N.A. with regard to the payment obligations of Continental Insurance Company (the "Continental
Surety Bond"), incorporated by reference to Exhibit 10.62 to the 1989 10-K.

10.29.  The Fiscal Agency Agreement, dated December
27, 1989, between MBIA Corp. and Citibank, N.A., with regard to the Continental Surety Bond, incorporated by reference to
Exhibit 10.63 to the 1989 10-K.

10.30. Surety Bond, dated December 28, 1989, issued by MBIA Corp. to Citibank, N.A. with regard to the payment obligations of CIGNA Property and Casualty Insurance Company
(the  "CIGNA Surety Bond"), incorporated by reference to Exhibit
10.64 to the 1989 10-K.

10.31.  Fiscal Agency Agreement, dated December 27,
1989, between MBIA Corp. and Citibank, N.A., with regard to the CIGNA Surety Bond, incorporated by reference to Exhibit 10.65 to the 1989 10-K.

10.32. Amended  and  Restated  Tax   Allocation
Agreement, dated as of January 1, 1990, between the Company and MBIA Corp., incorporated by reference to Exhibit 10.66 to the 1989 10-K.

10.33.  Endorsement No. 8 to the December 30, 1986
Reinsurance Agreements, effective June 30, 1988, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to
Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Comm. File No. 1-9583) (the "1990 10 K")

10.34.   Endorsement No. 9 to the December 30,  1986
Reinsurance Agreements, effective December 31, 1988, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty
Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to
Exhibit 10.52 to the 1990 10-K.

10.35.  Endorsement No. 10 to the December 30,  1986
Reinsurance Agreements, effective January 1, 1990, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty
Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to
Exhibit 10.53 to the 1990 10-K.

10.36.  Reinsurance Agreement, dated as of December 31,   1990,
between  MBIA  Corp.  and  Bond  Investors  Guaranty
Insurance Company, incorporated by reference to Exhibit 10.54 to the 1990 10-K.

10.37. Credit Agreement, dated as of December  31, 1991,
between  MBIA  Corp.  and  The  Bank  of   Nova   Scotia,
incorporated by reference to Exhibit 10.57 to the 1991 10-K, as amended by agreement dated September 30, 1992, incorporated by reference to Exhibit 10.46 to the 1992 10-K, as amended by the Second Amendment to the Credit Agreement, dated September 29, 1993, incorporated by reference to Exhibit 10.46 to the 1993 10-K.

10.38. Credit Agreement, dated as of December  31,
1990, between MBIA Corp. and Citibank, N.A., incorporated by reference to Exhibit 10.58 to the 1990 10-K, as amended by an agreement, dated December 31, 1991, incorporated by reference to
Exhibit 10.58 to the 1991 10-K, as amended by an agreement, dated December 31, 1992, incorporated by reference to Exhibit 10.47 to the 1992 10-K, as amended by an agreement, dated December 31, 1993, incorporated by reference to Exhibit 10.47 to the 1993 10-K.

10.39.  Surety Bond, dated August 24, 1990, issued by
MBIA   Corp.  to  Citibank,  N.A.  with  regard  to  the  payment obligations  of  The Travelers Indemnity Company (the  "Travelers
Surety Bond"), incorporated by reference to Exhibit 10.59 to the 1990 10-K.

10.40.  Insurer Fiscal Agency Agreement, dated August
24,  1990,  between MBIA Corp. and Citibank, N.A. with regard  to the  Travelers Surety Bond, incorporated by reference to  Exhibit
10.60 to the 1990   10-K.

10.41. Custody Agreement, dated as of December 30, 1986, between MBIA Corp. and Morgan Guaranty Trust Company of New
York, as amended by the First Amendment to Custody Agreement, dated as of December 1, 1989, incorporated by reference to
Exhibit 10.62 to the 1990 10-K.


10.42.  Closing Agreement, dated September 28, 1990,
between   Trafalgar  House  Property,  Inc.   and   MBIA   Corp.,
incorporated by reference to Exhibit 10.64 to the 1990 10-K.

10.43.   Guaranty of Trafalgar House Holdings,  Inc.,
dated as of September 28, 1990, between Trafalgar House Holdings,
Inc.  and MBIA Corp., incorporated by reference to Exhibit  10.67 to the 1990 10-K.

10.44.   Land-Banked  Parking   Agreement,   dated
September  28,  1990, between MBIA Corp. and the  Town  of  North
Castle, incorporated by reference to Exhibit 10.69 to the 1990 10-
K.

10.45.     Surety Bond, dated April 5, 1991, issued  by
MBIA   Corp.  to  Citibank,  N.A.  with  regard  to  the  payment obligations of The Aetna Casualty and Surety Company (the  "Aetna
Surety Bond"), incorporated by reference to Exhibit 10.73 to the 1991 10-K.

          10.46.     The Fiscal Agency Agreement, dated April  5,
1991, between MBIA Corp. and Citibank, N.A. with regard to the Aetna Surety Bond, incorporated by reference to Exhibit 10.74 to the 1991 10-K.

          10.47. Credit Agreement, dated as of October 16, 1991, between MBIA Corp. and NBD Bank, N.A., incorporated by reference to Exhibit 10.75 to the 1991 10-K, as amended by the First Amendment to Credit Agreement, dated as of October 16, 1992, incorporated by reference to Exhibit 10.60 to the 1992 10-K, as amended by a letter agreement, dated October 16, 1993, and as further amended by the Second Amendment to Credit Agreement, dated as of December 31, 1993, incorporated by reference to
Exhibit 10.60 to the 1993 10-K.

10.48.  Revolving  Credit Agreement,  dated  as  of
February 15, 1991, between the Company and Credit Suisse, New York Branch, incorporated by reference to Exhibit 10.76 to the 1991 10-K, as amended by the First Amendment to Revolving Credit Agreement, dated as of September 30, 1992, incorporated by reference to Exhibit 10.61 to the 1992 10-K, as further amended by the Second Amendment to Revolving Credit Agreement, dated as of September 30, 1994.

10.49. Rights Agreement, dated as of December 12, 1991, between the Company and Mellon Bank, N.A., incorporated by reference to the Company's Current Report on Form 8-K, filed on December 31, 1991, incorporated by reference to Exhibit 10.62 to the 1993 10-K, as amended by Amendment to Rights Agreement, dated as of October 24, 1994.

10.50. Owner/Contractor Agreement, dated as of June 1, 1991, between MBIA Corp. and Trafalgar House Construction
Management, Inc., incorporated by reference to Exhibit 10.77 to the 1991 10-K.

10.51. Trust Agreement, dated as of December 31, 1991, between MBIA Corp. and Fidelity Management Trust Company, incorporated by reference to Exhibit 10.64 to the 1992 10-K, as amended by the Amendment to Trust Agreement, dated as of April 1, 1993, incorporated by reference to Exhibit 10.64 to the 1993 10-
K.

10.52.  MBIA Inc. Employees Change of Control Benefits
Plan, effective as of January 1, 1992, incorporated by reference to Exhibit 10.65 to the 1992 10-K.

10.53.    Investment Management Agreement, dated as of
October  8, 1992, between Aetna Financial Services, Inc. and  the
Company,  incorporated by reference to Exhibit 10.66 to the  1992
10-K, as modified by a Consent, effective February 28, 1994.

10.54.   Endorsements  to  the  December  30,  1986
Reinsurance Agreements (i) Nos. 11 and 12, both effective June 30, 1992; (ii) No. 14, effective November 30, 1990; and (iii) No. 16, effective September 30, 1992, each, between the Company (except with respect to No. 14 which was subsequently assumed by MBIA Corp.) and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company), the Continental Insurance Company, incorporated by reference to
Exhibit 10.69 to the 1992 10-K.

10.55. Surety Bond, dated October 15, 1992, issued by MBIA Corp. to Citibank, N.A. with regard to the payment obligations of Fireman's Fund Insurance Company (the "Fireman's
Surety Bond"), incorporated by reference to Exhibit 10.70 to the 1992 10-K.

10.56.  Fiscal Agency Agreement, dated October  15,
1992, between MBIA Corp. and Citibank, N.A. with regard to the Fireman's Surety Bond, incorporated by reference to Exhibit 10.71 to the 1992 10-K.

10.57.  Indenture,  dated as  of  August  1,  1990,
between  MBIA  Inc.  and  The  First National  Bank  of  Chicago,
Trustee,  incorporated by reference to Exhibit 10.72 to the  1992
10-K.

10.58.  Reinsurance Agreement. dated as of August 31,
1993, between The Travelers Indemnity Company and MBIA Corp., incorporated by reference to Exhibit 10.73 to the 1993 10-K.

10.59.   Endorsement No. 15 to the December 30,  1986
Reinsurance Agreements, effective January 1, 1992, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty
Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to
Exhibit 10.74 to the 1993 10-K.

10.60.   Endorsement No. 17 to the December 30,  1986
Reinsurance Agreements, effective January 1, 1993, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty
Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to
Exhibit 10.75 to the 1993 10-K.

10.61. Endorsement No. 18 to the December 30, 1986 Reinsurance Agreements, effective April 1, 1993, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty
Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to
Exhibit 10.76 to the 1993 10-K.

10.62. Credit Agreement, dated as of November 30, 1993, among the Company, MBIA Corp. and Wachovia Bank of Georgia,
N.A., incorporated by reference to Exhibit 10.77 to the 1993
10-K.

10.63.  First Restated Credit Agreement, dated as of
October  1,  1993,  among  MBIA Corp., Credit  Suisse,  New  York
Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York
Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994.

10.64.  Net Worth Maintenance Agreement, dated as of
November 1, 1991, between MBIA Corp. and MBIA Assurance S.A.,  as amended by Amendment to Net Worth Agreement, dated as of November
1,  1991, incorporated by reference to Exhibit 10.79 to the  1993
10-K.

10.65.  Reinsurance  Agreement,  dated  as  of
January 1, 1993, between MBIA Assurance S.A. and MBIA Corp., incorporated by reference to Exhibit 10.80 to the 1993 10-K.

10.66.  Credit Agreement, dated as of August 31, 1994,
among Municipal Bond Investors Assurance Corporation, the Company, Wachovia Bank of Georgia, N.A., Banco Santander, The Sumitomo Bank, Ltd., New York Branch, The Chase Manhattan Bank, N.A., Commerzbank Aktiengesellschaft, The Industrial Bank of Japan, Limited New York Branch and NBD Bank, N.A., and as further amended by the First Amendment to Credit Agreement, dated as of October 14, 1994.

10.67.  Endorsement No. 13 to the December 30,  1986
Reinsurance Agreements, effective December 1, 1990, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty
Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, dated as of March, 1993.

10.68.  Endorsement No. 16 to the December 30,  1986
Reinsurance Agreements, effective September 30, 1992, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty
Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, dated as of February 28, 1993.

10.69. Endorsement No. 19 to the December 30, 1986 Reinsurance Agreements, effective October 1, 1993, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty
Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, dated as of June 30, 1994.


*EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

The following Exhibits identify all existing executive compensation plans and arrangements:

10.14. MBIA Inc. 1987 Stock Option Plan, incorporated by reference to Exhibit 10.13 to the 1987 S-1.

10.15.    MBIA  Inc. Deferred Compensation  and  Excess
Benefit  Plan,  incorporated by  reference  to  Exhibit
10.16 to the 1988 10-K, as amended as of July 22, 1992, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year  ended  December 31, 1992 (Comm. File No.  1-9583)
(the " 1992 10-K").

10.16. MBIA Inc. Employees Pension Plan, amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.28 of the Company's Amendment
No. 1 to the 1987 S-1, as further amended and restated as of December 12, 1991, incorporated by reference to
Exhibit 10.18 to the 1991 10-K.

10.17.    MBIA Inc. Employees Profit Sharing  Plan,  as
amended   and  restated  effective  January  1,   1987,
incorporated by reference to Exhibit 10.29 to Amendment
No. 1 to the 1987 S-1, as further amended by Amendment dated December 8, 1988, incorporated by reference to
Exhibit 10.21 to the 1989 10-K, as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.19 to the 1991 10-K, as further amended and restated as of May 7, 1992, incorporated by reference to Exhibit 10.17 to the 1992 10-K.

10.19.  MBIA Corp. Split Dollar Life Insurance  Plan,
dated  as  of  February 9, 1988, issued by  Aetna  Life
Insurance   and   Annuity  Company,   incorporated   by
reference to Exhibit 10.23 to the 1989 10-K.

10.22. Stock Option Agreement, dated as of January 1, 1987, between the Company and William O. Bailey, incorporated by reference to Exhibit 10.31 to Amendment
No. 1 to the 1987  S-1.

10.23. Stock Option Agreement, dated as of March 27, 1987, between the Company and David H. Elliott, incorporated by reference to Exhibit 10.32 to Amendment
No. 1 to the 1987 S-1.

10.65.   MBIA Inc. Employees Change of Control Benefits
Plan, effective as of January 1, 1992, incorporated by reference to Exhibit 10.65 to the 1992 10-K.

11.   Statement Re Computation of Per Share Earnings.

13. Annual Report to Shareholders of MBIA Inc. for fiscal year ended December 31, 1994. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in this Annual
Report on Form 10-K, is not to be deemed filed as part of this report.

21.   List of Subsidiaries

23.   Consent of Coopers & Lybrand

24.   Power of Attorney

27.   Financial Data Schedule

99.   Additional Exhibits - MBIA Corp. GAAP  Financial
      Statements

     (b)  Reports on Form 8-K: There were no reports on Form
     8-K filed by the Company during the year ended December
     31, 1994.

                           SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MBIA Inc.
                          (Registrant)


Dated:    March 27, 1995                By /s/
                                        Name: David H. Elliott
                                        Title: Chairman


     Pursuant to the requirements of Instruction D to Forrn 10-K under the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


    SIGNATURE                  TITLE                             DATE

 /s/David H. Elliott
---------------------           Chairman and Director            March 27, 1995
    David H. Elliott


/s/ Arthur M. Warren
-----------------------          Senior Vice President            March 27, 1995
    Arthur M. Warren              and Chief Financial Officer



/s/Julliette S. Tehrani
----------------------           Senior Vice President and       March 27, 1995
   Julliette S. Tehrani          Controller



/s/ William O. Bailey  *
------------------------          Director                       March 27, 1995
    William O. Bailey



/s/Joseph W. Brown, Jr.  *         Director                      March 27, 1995
-------------------------
   Joseph W. Brown, Jr.



--------------------------         Director                      March 27, 1995
    David C. Clapp

----------------------------        Director               March 27, 1995
    Claire L. Gaudiani



/s/ William H. Gray, III   *
----------------------------        Director               March 27, 1995
    William H. Gray, III



/s/ Freda S. Johnson     *
-------------------------           Director                March 27, 1995
    Freda S. Johnson



__________________________           Director               March 27, 1995
   Daniel P. Kearney



/s/ James A. Lebenthal    *           Director               March 27, 1995
---------------------------
   James A. Lebenthal



/s/ Robert B. Nicholas    *
-------------------------             Director              March 27, 1995
   Robert B. Nicholas



___________________________            Director              March 27, 1995
    Pierre-Henri Richard



/s/ Paul A. Vocker       *
--------------------------             Director               March 27, 1995
    Paul A. Volcker




By/s/Louis G. Lenzi
---------------------------
    Louis G. Lenzi
    Attorney-in Fact

              REPORT OF INDEPENDENT ACCOUNTANTS




   To the Board of Directors and Shareholders of MBIA
   Inc.:

   Our report on the consolidated financial statements of MBIA Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 24 of the 1994
   Annual Report to Shareholders of MBIA Inc. and
   Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on Page 25 of this Form 10-K.

   In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





   New York, New York                              /s/Coopers & Lybrand
   February 1, 1995

                                   SCHEDULE I
                          MBIA INC. AND SUBSIDIARIES
                    SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS
                             IN RELATED PARTIES
                             DECEMBER 31, 1994

                              (In thousands)

    COLUMN A                  COLUMN B             COLUMN C      COLUMN D

                                                                 AMOUNT AT
                                                                 WHICH
                                                                 SHOWN IN THE
TYPE OF INVESTMENT                  COST            VALUE        BALANCE SHEET

FIXED MATURITIES

    Bonds:
      United States Treasury
        and Government
        agency obligations          $851,817       $831,314       $831,314
      State and municipal
        obligations                2,396,384      2,355,017      2,355,017
      Corporate and other
         obligations               1,521,241      1,448,739      1,448,739
                                  -----------     ---------     ----------
         Total fixed maturities    4,769,442      4,635,070      4,635,070

SHORT-TERM INVESTMENTS               214,155       XXXXXXX         214,155

Other investments                     15,883       XXXXXXX          17,550
                                    ---------     ---------      ---------
         Total investments        $4,999,480      XXXXXXX       $4,866,775
                                  ==========     ==========     ==========

                                     SCHEDULE III

                               MBIA INC. (PARENT COMPANY)
                               CONDENSED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)

                        DECEMBER 31, 1994                  DECEMBER 31, 1993
             ASSETS
Investments:
  Fixed maturity securities,
   at amortized cost
    (market value $44,158)                  $    ---            $42,725
  Other investments                            5,580              6,466
                                             --------          ----------
     Total investments                         5,580             49,191

Cash and cash equivalents                      4,991              1,545
Investment in and amounts due from
  wholly-owned subsidiaries                2,052,540          1,871,483
Other assets                                   3,209              5,507
      Total assets                        $2,066,320         $1,927,726

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Dividends payable                        $  12,901          $  $10,907
  Long-term debt                             298,790             298,680
  Deferred income taxes                          896               1,235
  Amounts due to wholly-owned subsidiaries    21,934               9,054
  Other liabilities                           27,083              11,492
                                            --------          -----------
      Total liabilities                      361,604             331,368
                                             -------             -------
Shareholders' Equity:
  Preferred stock, par value $1 per
    share; authorized shares -
    10,000,000; issued and
    outstanding shares - none                     ---                ---
  Common stock, par value
   $1 per share; authorized
   shares - 100,000,000;
   issued shares - 42,077,387
   and 42,074,387                              42,077              42,074
  Additional paid-in capital                  719,750             719,281
  Retained earnings                         1,057,092             844,916
  Cumulative translation adjustment               503              (1,218)
  Unrealized (depreciation)
   appreciation of
   investments, net of deferred
   income tax benefit)
   provision of $(46,292) and $3,813           (86,560)             7,080
  Treasury stock, at cost - 461,763
   shares in 1994 and 260,243
   shares in 1993                              (28,146)            (15,775)
                                             ---------           ----------
      Total shareholders' equity             1,704,716           1,596,358
                                             ---------           ----------
      Total liabilities and
       shareholders' equity                  $2,066,320          $1,927,726
                                             ==========          ==========

[FN]
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes

                                  SCHEDULE III

                           MBIA INC. (PARENT COMPANY)
                          CONDENSED STATEMENTS OF INCOME
                                (In thousands)

                                               YEARS ENDED DECEMBER 31
                                         1994           1993          1992
Revenues:
   Net investment income             $      786     $    3,555    $    1,119
   Net realized gains (losses)              ---            786        (1,585)
   Other income                           1,801            401           ---
                                      ---------      ---------     -----------
      Total revenues                       2,587          4,742         (466)
                                     -----------     ---------     -----------
Expenses:
   Interest expense                       27,036         26,900        20,520
   Operating expenses                      2,202          1,273         1,945
      Total expenses                      29,238         28,173        22,465

      Loss before income taxes, equity
         in earnings of subsidiaries
         and cumulative effect of
         accounting changes              (26,651)       (23,431)      (22,931)

(Benefit) provision for
  income taxes                            (9,240)        (8,963)       10,292
                                      ----------         -------    ---------
      Loss before equity in earnings
         of subsidiaries and
         cumulative effect of
         accounting changes               (17,411)       (14,468)     (33,223)

Equity in earnings of
 subsidiaries                             277,620         260,578     221,930
                                      -----------        --------    --------
      Net income before cumulative
       effect of accounting
       changes                            260,209         246,110     188,707

      Cumulative effect of
         accounting changes                   ---        12,923           ---
                                       ----------      --------      ---------
      Net income                         $260,209       $259,033      $188,707
                                       ==========       ========     =========

[FN]
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                       SCHEDULE III

                                  MBIA INC. (PARENT COMPANY
                            CONDENSED STATEMENTS OF CASH FLOWS
                                      (In thousands)

                                                YEARS ENDED DECEMBER 31
                                           1994           1993          1992
Cash flows from operating
activities:
   Net income                          $ 260,209       $ 259,033     $ 188,707
    Adjustments to reconcile
    net to net cash provided by
    operating activities:
      Equity in undistributed
       earnings of subsidiaries          239,620)       (223,501)    (199,930)
      Net realized (gains) losses on
       sales of investments                    ---          (786)       1,585
     (Benefit) provision for deferred
       income taxes                          (28)             28       10,048
     Other, net                           18,088          (1,512)       4,684
                                        --------         --------   ---------
     Total adjustments to
      net income                        (221,560)       (225,771)    (183,613)
                                        ========        =========    =========
     Net cash provided by
      operating activities                 38,649          33,262       5,094
                                        ---------       ---------    --------
Cash flows from investing activities:
   Purchase of fixed
    maturity securities                       ---          (30,041)   (48,302)
    Sale of fixed maturity securities      42,728           36,369       ---
    Purchase of short-term
      investments, net                        ---            ---       (1,585)
    Contributions to subsidiaries          (23,010)         (5,010)   167,968)
    Advances from (to) subsidiaries,
      net                                    3,017           2,119     (8,656)
    Net cash provided (used) by
      investing activities                  22,735           3,437   (226,511)

Cash flows from financing activities:
    Net proceeds from issuance
      of common stock                           ---          ---      144,656
    Net proceeds from issuance
      of long-term debt                         ---          ---       98,900
    Dividends paid                          (45,513)        (37,342)  (28,673)
    Purchase of treasury stock              (14,411)        (15,255)      ---
    Exercise of stock options                 1,986           7,109    13,304
    Net cash (used) provided by
     financing activities                   (57,938)        (45,488)   28,187
                                        ------------      -----------  ------
Net increase (decrease) in cash and
    cash equivalents                           3,446          (8,789)   6,770
Cash and cash equivalents
    - beginning of year                        1,545          10,334    3,564
                                             -------         -------    -----
Cash and cash equivalents
    - end of year                         $    4,991      $    1,545  $10,334
Supplemental cash flow disclosures:
    Income taxes paid                     $       39             392  $   244
                                          ----------      ----------  -------
    Interest paid                             26,575          26,416   18,382
                                          ==========      ==========   ======

[FN]
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE III

MBIA INC. (PARENT COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  CONDENSED FINANCIAL STATEMENTS
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto.

2.  SIGNIFICANT ACCOUNTING POLICIES
The Parent company carries its investments in subsidiaries under the equity method.

3.  DIVIDENDS FROM SUBSIDIARY
Cash dividends paid to MBIA Inc. from the Company's consolidated subsidiary, MBIA Corp., were $38,000,000, $50,000,000 and $22,000,000 in 1994,
1993 and 1992, respectively.

                                 SCHEDULE VI

                         MBIA INC. AND SUBSIDIARIES
           for the Years Ended December 31, 1994, 1993 and 1992
                             (In thousands)

COLUMN A     COLUMN B     COLUMN C      COLUMN D       COLUMN E     COLUMN F


                                                                   PERCENTAGE
INSURANCE      GROSS      CEDED TO     ASSUMED FROM                OF AMOUNT
PREMIUMS      AMOUNT     OTHER VALUE   OTHER COMPANIES   NET       ASSUMED TO
WRITTEN                                                 AMOUNT     NET
--------------------------------------------------------------------------
1994          $354,534        $49,281         $ 6,302   $311,555      2.0%
----          --------        ------          ------     ------     ----

1993          $458,979        $47,552         $20,368   $431,795      4.7%
----           --------        -------        -------    -------     ------

1992          $358,586         32,588         $10,146   $336,144      3.0%
----          --------        -------         -------   --------     ----

               Securities and Exchange Commission

                     Washington, D.C.  20549



                      ____________________

                            Exhibits

                               to

                            Form 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1994
                   Commission File No. 1-9583

                       ___________________

                            MBIA Inc.

       (Exact name of registrant as specified in charter)
                          Exhibit Index

10.    Material Contracts.

           10.11. First Amended and Restated Investment Management Agreement, dated as of December 30, 1986, between Aetna Financial Services, Inc. and MBIA Corp., incorporated by reference to Exhibit 10.11 to the 1989 10-K, as amended by Amendment No. 2 to the First Amended and Restated Investment Management Agreement, dated as of October 1, 1994, as modified by a Consent, effective February 28, 1994.


          10.16. MBIA Inc. Employees Pension Plan, amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.28 of the Company's Amendment No. 1 to the 1987 S-1, as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.18 to the 1991 10-K, as further amended and restated effective January 1, 1994.

          10.17. MBIA Inc. Employees Profit Sharing Plan, as amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the 1987 S-1, as further amended by Amendment dated December 8, 1988, incorporated by reference to Exhibit 10.21 to the 1989 10-K, as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.19 to the 1991 10-K, as further amended and restated as of May 7, 1992, incorporated by reference to Exhibit 10.17 to the 1992 10K, as further amended and restated effective January 1, 1994.


         10.27.     Investment Management Agreement, dated as of
January 5, 1990, between Aetna Financial Services, Inc. and  BIG
Ins., incorporated by reference to Exhibit 10.57 to the 1989 10-
K, as modified by a Consent, effective February 28, 1994.

          10.48. Revolving Credit Agreement, dated as of February 15, 1991, between the Company and Credit Suisse, New York Branch, incorporated by reference to Exhibit 10.76 to the 1991 10-K, as amended by the First Amendment to Revolving Credit Agreement, dated as of September 30, 1992, incorporated by reference to Exhibit 10.61 to the 1992 10-K, as further amended by the Second Amendment to Revolving Credit Agreement, dated as of September 30, 1994.

          10.49. Rights Agreement, dated as of December 12, 1991, between the Company and Mellon Bank, N.A., incorporated by reference to the Company's Current Report on Form 8-K, filed on December 31, 1991, incorporated by reference to Exhibit 10.62 to the 1993 10-K, as amended by Amendment to Rights Agreement, dated as of October 24, 1994.


          10.53. Investment Management Agreement, dated as of October 8, 1992, between Aetna Financial Services, Inc. and the Company, incorporated by reference to Exhibit 10.66 to the 1992 10-K, as modified by a Consent, effective February 28, 1994.



          10.63. First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York
Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York
Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994.

         10.66. Credit Agreement, dated as of August 31, 1994, among Municipal Bond Investors Assurance Corporation, the Company, Wachovia Bank of Georgia, N.A., Banco Santander, The Sumitomo Bank, Ltd., New York Branch, The Chase Manhattan Bank, N.A., Commerzbank Aktiengesellschaft, The Industrial Bank of Japan, Limited New York Branch and NBD Bank, N.A., and as further amended by the First Amendment to Credit Agreement, dated as of October 14, 1994.

          10.67. Endorsement No. 13 to the December 30, 1986 Reinsurance Agreements, effective December 1, 1990, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty
Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, dated as of march, 1993.

          10.68. Endorsement No. 16 to the December 30, 1986 Reinsurance Agreements, effective September 30, 1992, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty
Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, dated as of February 28, 1993.

          10.69.     Endorsement No. 19 to the December 30,  1986
Reinsurance Agreements, effective October 1, 1993, between MBIA Corp. and each of The AetnaCasualty and Surety Company, Fireman's Fund Insurance Company,CIGNA Property and Casualty Insurance Company (formerly AetnaInsurance Company) and The Continental Insurance Company,
 dated as of June 30, 1994.


11.     Statement Re Computation of Per Share Earnings.

13. Annual Report to Shareholders of MBIA Inc. for fiscal year ended December 31, 1994. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this report.

21.    List of Subsidiaries

23.     Consent of Coopers & Lybrand

24.     Power of Attorney

27.    Financial Data Schedule

99.      Additional   Exhibits  -  MBIA  Corp.   GAAP   Financial
Statements