Form 10-Q
period 1995-03-31
MBIA INC
filed 1995-05-15
CIK 814585

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                               FORM 10-Q


  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1995

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
                               (914) 273-4545

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     NO
                                       -----     -----
As of April 28, 1995 there were outstanding 41,690,498 shares of Common Stock, par value $1 per share, of the registrant.

                                     INDEX
                                     -----
                                                                        PAGE
                                                                        ----
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         MBIA Inc. and Subsidiaries

         Consolidated Balance Sheets - March 31, 1995
          and December 31, 1994 (Audited)                                  3

         Consolidated Statements of Income - Three months
          ended March 31, 1995 and 1994                                    4

         Consolidated Statement of Changes in Shareholders'
          Equity - Three months ended March 31, 1995                       5

         Consolidated Statements of Cash Flows
          -  Three months ended March 31, 1995 and 1994                    6

         Notes to Consolidated Financial Statements                        7


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8 - 13


PART II OTHER INFORMATION, AS APPLICABLE

Item 6. Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                15


                                     (2)

                          MBIA INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

               (Dollars in thousands except per share amounts)

                                          March 31, 1995    December 31, 1994
                                          --------------    -----------------
                                            (Unaudited)          (Audited)
    ASSETS
Investments:
 Fixed maturity securities held
  as available-for-sale at market
  (amortized cost $3,190,072
   and $3,123,838)                           $3,246,516           $3,051,906
 Short-term investments, at
  amortized cost (which approximates
  market value)                                 147,778              121,384
 Other investments                               19,083               17,550
                                             ----------           ----------
                                              3,413,377            3,190,840
 Municipal investment agreement
  portfolio, held as available-for-sale
   at market (amortized cost
   $2,112,313 and $1,738,375)                 2,087,924            1,675,935
                                             ----------           ----------
   TOTAL INVESTMENTS                          5,501,301            4,866,775

Cash and cash equivalents                         9,706                7,940
Accrued investment income                        71,220               68,486
Deferred acquisition costs                      134,682              133,048
Prepaid reinsurance premiums                    185,734              186,492
Goodwill (less accumulated amortization
  of $37,364 and $36,115)                       110,503              111,252
Property and equipment, at cost
  (less accumulated depreciation of
   $14,830 and $13,917)                          45,310               45,069
Receivable for investments sold                  36,654                  945
Other assets                                     36,593               36,432
                                             ----------           ----------
   TOTAL ASSETS                              $6,131,703           $5,456,439
                                             ==========           ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deferred premium revenue                    $1,524,712           $1,512,211
 Loss and loss adjustment
  expense reserves                               42,033               40,148
 Municipal investment agreements              2,104,144            1,526,133
 Long-term debt                                 298,818              298,790
 Short-term debt                                 23,000               17,000
 Current income taxes payable                    10,838                  ---
 Deferred income taxes                          139,220               76,843
 Payable for investments purchased               44,144              209,966
 Other liabilities                               72,888               70,632
                                             ----------           ----------
   TOTAL LIABILITIES                          4,259,797            3,751,723
                                             ----------           ----------
Shareholders' Equity:
 Preferred stock, par value $1 per share;
  authorized shares--10,000,000; issued
  and outstanding--none                             ---                  ---
 Common stock, par value $1 per share;
  authorized shares--100,000,000;
  issued shares--42,077,387                      42,077               42,077
 Additional paid-in capital                     720,136              719,750
 Retained earnings                            1,108,947            1,057,092
 Cumulative translation adjustment                5,010                  503
 Unrealized appreciation (depreciation)
  of investments, net of deferred
  income tax provision (benefit)
  of $12,303 and $(46,292)                       21,828              (86,560)
 Treasury stock, at cost; shares--
  430,463 and 461,763                           (26,092)             (28,146)
                                             ----------           ----------
   TOTAL SHAREHOLDERS' EQUITY                 1,871,906            1,704,716
                                             ----------           ----------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                     $6,131,703           $5,456,439
                                             ==========           ==========

          The accompanying notes are an integral part of the consolidated financial statements.

                                       (3)

                         MBIA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

              (Dollars in thousands except per share amounts)

                                                       Three months ended
                                                            March 31
                                                   --------------------------
                                                      1995            1994
                                                   ----------     -----------
Revenues:
 Insurance:
  Gross premiums written                             $ 70,834       $ 84,311
  Ceded premiums                                       (7,080)        (7,798)
                                                   ----------     ----------
   Net premiums written                                63,754         76,513
  Increase in deferred premium revenue                (12,680)       (22,061)
                                                   ----------     ----------
   Premiums earned (net of ceded premiums of
    $7,839 and $7,254)                                 51,074         54,452
  Net investment income                                52,837         46,884
  Net realized gains                                    1,724          6,370
 Investment management services:
  Income                                                4,202          2,218
  Net realized gains (losses)                              33           (617)
 Other                                                    910            320
                                                   ----------     ----------
   Total revenues                                     110,780        109,627
                                                   ----------     ----------
Expenses:
 Insurance:
  Losses and loss adjustment                            2,033          1,925
  Policy acquisition costs, net                         5,140          5,959
  Operating                                             9,747          9,342
 Investment management services                         2,871          2,334
 Interest                                               7,050          6,735
 Other                                                    417            423
                                                   ----------     ----------
   Total expenses                                      27,258         26,718
                                                   ----------     ----------
Income before income taxes                             83,522         82,909

Provision for income taxes                             17,516         17,168
                                                   ----------     ----------
NET INCOME                                           $ 66,006       $ 65,741
                                                   ==========     ==========
NET INCOME PER COMMON SHARE                          $   1.57       $   1.56
                                                   ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
 COMMON STOCK EQUIVALENTS OUTSTANDING              42,061,641     42,155,023
                                                   ==========     ==========

          The accompanying notes are an integral part of the consolidated financial statements.

                                       (4)

                           MBIA INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                    For the three months ended March 31, 1995

                     (In thousands except per share amounts)

                                                                                  Unrealized
                             Common Stock     Additional             Cumulative   Appreciation     Treasury Stock
                            ---------------    Paid-in    Retained   Translation  (Depreciation)   --------------
                            Shares   Amount    Capital    Earnings   Adjustment   of Investments   Shares   Amount
                            ------   -------   --------  ----------  ----------   --------------   ------  -------
Balance, January 1, 1995    42,077   $42,077   $719,750  $1,057,092     $  503        $(86,560)      462   $28,146

Treasury shares acquired       ---       ---        ---         ---        ---             ---       (32)   (2,054)

Exercise of stock options      ---       ---        386       (1,241)       ---            ---       ---       ---

Net income                     ---       ---        ---       66,006        ---            ---       ---       ---

Change in foreign
  currency translation         ---       ---        ---          ---      4,507            ---       ---       ---

Change in unrealized
 appreciation of
 investments net of
 change in deferred
 income taxes of
 $(58,595)                     ---       ---        ---          ---        ---        108,388       ---       ---

Dividends per
 common share $0.31            ---       ---        ---      (12,910)       ---            ---       ---       ---
                            ------   -------   --------   ----------     ------       --------     -----   -------
Balance,
 March 31, 1995             42,077   $42,077   $720,136   $1,108,947     $5,010       $ 21,828       430   $26,092
                            ======   =======   ========   ==========     ======       ========     =====   =======

    The accompanying notes are an integral part of the consolidated financial statements.

                                       (5)

                         MBIA INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (In thousands)
                                                         Three months ended
                                                              March 31
                                                        --------------------
                                                          1995        1994
                                                        --------    --------
Cash flows from operating activities:
 Net income                                             $ 66,006    $ 65,741
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  (Increase) decrease in accrued investment income        (2,734)      1,253
  Increase in deferred acquisition costs                  (1,634)     (2,941)
  Decrease (increase) in prepaid reinsurance premiums        758        (544)
  Increase in deferred premium revenue                    11,922      22,665
  Increase in loss and loss
   adjustment expense reserves                             1,885       1,913
  Depreciation                                               907         741
  Amortization of goodwill                                 1,249       1,256
  Amortization of bond (discount) premium, net              (358)          1
  Net realized gains on sale of investments               (1,757)     (6,370)
  Deferred income taxes                                    3,782       3,020
  Other, net                                              21,935       9,291
                                                        --------    --------
  Total adjustments to net income                         35,955      30,285
                                                        --------    --------
  Net cash provided by operating activities              101,961      96,026
                                                        --------     -------
Cash flows from investing activities:
  Purchase of fixed maturity securities, net
    of payable for investments purchased                (182,603)   (342,288)
  Sale of fixed maturity securities, net of
    receivable for investments sold                       92,891     142,388
  Redemption of fixed maturity securities, net of
    receivable for investments redeemed                   16,717      40,091
  (Purchase) sale of short-term investments, net          (9,908)      1,742
  (Purchase) sale of other investments, net                 (863)     87,956
  Purchases for municipal investment agreement
    portfolio, net of payable for
    investments purchased                               (864,740)   (460,578)
  Sales from municipal investment agreement
    portfolio, net of receivable for
    investments sold                                     284,957     261,642
  Capital expenditures, net of disposals                  (1,106)     (1,008)
                                                        --------    --------
  Net cash used by investing activities                 (664,655)   (270,055)
                                                        --------    --------
Cash flows from financing activities:
  Dividends paid                                         (12,901)    (10,836)
  Purchase of treasury stock                                 ---      (8,886)
  Proceeds from issuance of municipal
    investment agreements                                779,995     277,591
  Payments for drawdowns of municipal
    investment agreements                               (203,833)    (80,546)
  Exercise of stock options                                1,199         434
                                                        --------    --------
  Net cash provided by financing activities              564,460     177,757
                                                        --------    --------
Net increase in cash and cash equivalents                  1,766       3,728
Cash and cash equivalents - beginning of period            7,940       2,492
                                                        --------    --------
Cash and cash equivalents - end of period               $  9,706    $  6,220
                                                        ========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Income taxes paid                                      $    146    $  1,818
 Interest paid:
  Municipal investment agreements                       $ 25,010    $  2,880
  Long-term debt                                           9,188       9,188
  Short-term debt                                            281         ---

          The accompanying notes are an integral part of the
                     consolidated financial statements.

                                    (6)

                   MBIA INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 1994 for MBIA Inc. and Subsidiaries (the "Company"). The accompanying unaudited consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995. The December 31, 1994 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


2.   Dividends Declared

Dividends declared by the Company during the three months ended March 31, 1995 were $12.9 million.


                                 (7)

                      MBIA INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------
1995 AND 1994 - FIRST QUARTER RESULTS
- -------------------------------------

MBIA Inc.'s (the "Company") 1995 first quarter net income was $66.0 million compared to $65.7 million in 1994. Earnings per share grew 1% to $1.57 from $1.56 in the first quarter of 1994.

  The Company also measures its performance in terms of core earnings, which exclude the effects of the relatively less predictable elements of net premiums earned from refundings and calls of previously insured issues, realized gains and accounting changes. Core earnings increased by 13% to $1.43 per share compared with $1.27 a year ago, reflecting the Company's continuing ability to produce consistent growth from its expanding portfolio of insured issues, its investment portfolio and investment management services.

  According to THE BOND BUYER, long-term new issue municipal bond volume was $28.0 billion of par value in the first quarter of 1995, down from $49.8 billion in the first quarter of 1994 due to a sharp decline in refunding activity. The insured portion of the market declined to 30% from 36% in the first quarter of 1994. The decrease was the result of a larger percentage than usual in this year's first quarter of new issues that sold without insurance because of their very high credit quality. In the first quarter of 1995, the Company's principal operating subsidiary, MBIA Insurance Corporation (formerly, Municipal Bond Investors Assurance Corporation) ("MBIA Corp."), continued to lead the industry in market share, guaranteeing 38% of the insured long-term new issue municipal bond volume. In addition, the Company insured a record $2.1 billion (par value) of structured finance securities, more than double the $927.5 million insured in last year's first quarter.

  Influenced by the decline in overall new issue market volume, but partially offset by increased writings in secondary market, asset-backed and international activity, gross premiums written by MBIA Corp. decreased 16% to $70.8 million during the first quarter, from $84.3 million during the first quarter of 1994.
New issue and secondary market municipal and asset-backed premiums, the major components of gross premiums written, decreased 22% to $59.6 million compared with $76.1 million in the same period last year. Installment premiums received for policies issued in prior years, including net amounts assumed related to the installment business of the Association, were $7.9 million and $7.3 million for the first quarters of 1995 and 1994, respectively. MBIA Assurance S. A., a subsidiary of MBIA Corp. has shown


                                    (8)

                       MBIA INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


substantial growth contributing $3.3 million of gross premium written in first quarter 1995 compared to $0.7 million in the first quarter of 1994. Gross premiums written also included portfolio assumptions of $0.2 million in the first quarter of 1994.

  With the decrease in the volume of gross premiums written, premiums ceded to reinsurers declined 9% to $7.1 million during the first quarter of 1995 compared to $7.8 million in the same period last year. Premiums ceded as a percentage of gross premiums written were relatively constant at 10% and 9% for the first quarters of 1995 and 1994, respectively.

  The Company monitors on a continual basis the creditworthiness of its reinsurers. The substantial majority (97%) of the Company's current reinsurance treaty capacity is with reinsurance companies which are rated AA or better by Standard & Poors or A or better by A. M. Best & Co., an insurance rating organization. In the first quarter of 1995, the maximum amount reinsured by any one reinsurance company as a percent of the Company's gross premiums written was 4%. As of March 31, 1995, the maximum amount of debt service outstanding reinsured by any one reinsurance company as a percent of insured gross debt service outstanding was also 4%. The Company remains liable for risks reinsured but believes that the likelihood of not recovering the reinsured portion of losses from its reinsurers is remote.

  Typically, insurance premiums are paid in full at the time the insurance policy is issued and are earned pro rata over the period of risk. Premiums are allocated to each bond maturity based on par amount and are earned on a straight-line basis over the term of each maturity. Accordingly, the portion of net premiums earned on each policy in any given year represents a relatively small percentage of the total net upfront premium received. The balance represents deferred premium revenue to be earned in the future over the remaining life of the bond.

  Approximately 10% of MBIA's premiums are collected on an installment basis. Installment premiums are not recorded as a component of deferred premium revenue until received and therefore represent an off-balance sheet value which will contribute to future earned premiums and cash flow. As of March 31, 1995, MBIA estimates the present value of this future stream of payments to be $182.5 million. The present value of installment premiums related to MBIA's asset-backed and UIT businesses written in the first quarter of 1995 increased 92% to $13.6 million from $7.1 million in the first quarter of 1994.


                                    (9)

                        MBIA INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)


  Premiums earned in the first quarter decreased 6% to $51.1 million from $54.5 million in the first quarter of 1994. The growth in the deferred premium revenue from the addition of new business in 1994 was more than offset by the decline in earned premiums associated with bond refundings and calls during first quarter 1995, which were significantly lower than in the same period last year.

  When an MBIA-insured bond issue is refunded or retired prior to the end of the expected period of coverage, the outstanding liability associated with the refunded or called portion is extinguished and the remaining deferred premium revenue is earned immediately, except for any portion which may be applied as a credit toward the premium charged on the refunding bond issue if such refunding issue is insured by MBIA Corp. Earned premiums generated by refunded and called bonds declined to $8.0 million from $14.5 million in the first quarter of 1994. The amount of bond refundings and calls is difficult to predict since it is influenced by a variety of factors such as prevailing interest rates relative to the coupon rates of the original issue, the issuer's desire to modify restrictive covenants and changing requirements under the Internal Revenue Code.

  The Company's total investments were $5.5 billion as of March
31, 1995, including $2.1 billion related to the Company's municipal investment agreement business.

  Net investment income (excluding the amount earned on investment agreement assets which are recorded as a component of investment management services income) increased 13% to $52.8 million in the first quarter of 1995 compared with $46.9 million in the corresponding period of 1994. The increase was primarily the result of the growth of investments from continued positive operating cash flows. Average investments excluding investment agreement assets were $3.29 billion in the first quarter of 1995 compared with $3.01 billion for the same period last year. Tax-exempt investments represented 75% of total investments excluding investment agreement assets, at both March 31, 1995 and March 31, 1994. Net realized capital gains in the first quarter of 1995 decreased to $1.7 million from $6.4 million in the same period of 1994.

  MBIA has undertaken the development of investment management services which capitalize on its capabilities, reputation and marketplace relationships. In aggregate for the first quarter 1995, these businesses contributed $4.2 million in revenue, a substantial increase over first quarter 1994 revenues of $1.6 million.


                                    (10)

                         MBIA INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)


  MBIA Municipal Investors Services Corporation ("MBIA/MISC"), a subsidiary of the Company, provides cash management services for local governments, school districts and similar authorities. As of March 31, 1995 MBIA/MISC had over 1,000 clients and over $1.7 billion of client assets under management. MBIA/MISC is operating in nine states and plans to continue its expansion into additional states. MBIA/MISC provides fund administration services to over 200 clients.

  MBIA Investment Management Corp. ("IMC"), another subsidiary of the Company, provides investment vehicles in the form of investment agreements guaranteed as to principal and interest, for states, municipalities and municipal authorities. At March 31, 1995, IMC managed outstanding investment agreements of $2.1 billion compared with $693.6 million at March 31, 1994. The related assets are high quality securities and are recorded as a component of the Company's total investments.

  Municipal investment agreements are recorded as liabilities at the time such agreements are executed. The liability for a municipal investment agreement is carried at the principal value of the obligation plus accrued interest due. Interest expense on municipal investment agreements is computed daily based upon the outstanding liability balance at rates specified in the agreements. Such expense is deducted from the investment income arising from the related investment agreement assets, and the net amount is included in investment management services income.

  The provision for losses and loss adjustment expenses for the first quarter of 1995 was $2.0 million, compared with $1.9 million in 1994, representing additions to the loss reserves consistent with the Company's reserve methodology. At March 31, 1995, $22.1 million of the $42.0 million loss and loss adjustment expense reserve was allocated on a case basis, compared with $22.4 million of the $35.6 million reserve at March 31, 1994. During the first quarter of 1995 there were no new case reserves nor any material adjustments to those reserves currently outstanding.

  For the first quarter of 1995, policy acquisition costs net of deferrals decreased $0.8 million to $5.1 million. Since policy acquisition costs are deferred and amortized over the period in which the related premiums are earned, this decrease is primarily a function of the lower level of premiums earned caused by the 1995 decline in refunding activity. Other insurance operating expenses remained relatively flat increasing to $9.7 million from $9.3 million in the first quarter of 1994.


                                   (11)

                         MBIA INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)


  Expenses of MBIA's investment management services businesses increased to $2.9 million from $2.3 million last year due to increased costs associated with the expansion of these new businesses. The 1995 increase in expenses was more than offset by increased investment management services income.

  The Company's interest expense was $7.1 million and $6.7 million for the first quarters of 1995 and 1994, respectively. The increase resulted from utilization of short-term bank borrowings under existing lines of credit during the first quarter of 1995 for investment management services' working capital needs.

  In summary, aggregate expenses for the first quarter of 1995 increased by 2% over the first quarter of 1994

  The Company's effective tax rates at 20.97% and 20.71% for the first quarters of 1995 and 1994, respectively, were relatively constant.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At March 31, 1995, the market value of the Company's consolidated investment portfolio was $5.50 billion, an increase of 13% from $4.87 billion at year-end 1994. Of this increase 15% was due to continued positive operating cash flow from MBIA Corp.'s insurance premiums and investment income; 59% was from municipal investment agreement portfolio operations; and the balance, 26%, was attributable to unrealized gains.

  The Company's liquidity is in part dependent upon MBIA Corp.'s ability to pay dividends to the Company. MBIA Corp.'s net income, consisting of premium earnings and investment income less losses and expenses, is a source of continuing additions to earned surplus and dividend paying capability. Under New York insurance law, without prior approval of the Superintendent of the New York State Insurance Department, MBIA Corp. may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement, and the dividends in any 12-month period may not exceed the lesser of 10% of its policyholders' surplus as shown on its last filed statutory-based financial statements or adjusted net investment income, as defined, for such 12-month period. MBIA Corp. paid dividends of $22.5 million in the first quarter of 1995 and at March 31, 1995 had in excess of $52 million available for payment of further dividends to the Company without prior approval.


                                   (12)

                        MBIA INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)


  MBIA Corp. has an irrevocable standby line of credit of $600 million with a group of major banks to provide funds for the payment of claims in the event that severe losses should occur. The agreement is for a seven-year term expiring on September 30, 2001 but, subject to approval by the banks, the agreement may be renewed annually to extend the term to seven years beyond the renewal date. The Company and MBIA Corp. maintain short-term liquidity facilities totaling $250 million with major banks for general corporate purposes including immediate liquidity for payment of claims should they occur. At March 31, 1995, $23 million was outstanding under these facilities to fund investment management services' working capital requirements.

  MBIA Corp. also maintains a high degree of liquidity within its investment portfolio in the form of readily marketable high quality fixed income securities and short-term investments. In management's opinion, the capital resources of MBIA Corp., represented by the liquidity of its investment portfolio, its cash flows from operations and bank lines of credit, are more than adequate to meet the Company's expected cash requirements.

  At March 31, 1995, MBIA Corp. had $22.1 million in case specific loss reserves. Any related payments are expected to be funded from operating cash flows.


                                   (13)

PART  II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              11.  Computation of Earnings Per Share Assuming Full Dilution

              27.  Financial Data Schedule

              99. Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements


                              (14)

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        MBIA INC.
                                          -----------------------------------
                                                        Registrant


Date:      May 12, 1995                       /s/  ARTHUR M. WARREN
       ----------------------             -----------------------------------
                                                   Arthur M. Warren
                                                   Senior Vice President,
                                                   Chief Financial Officer



Date:      May 12, 1995                       /s/ JULLIETTE S. TEHRANI
       ----------------------             -----------------------------------
                                                  Julliette S. Tehrani
                                                  Senior Vice President,
                                                  Director of Finance
                                               (Principal Accounting Officer)


                                        (15)