Form 10-Q
period 1995-06-30
MBIA INC
filed 1995-08-14
CIK 814585

             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549


                          FORM 10-Q



     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended June 30, 1995


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

As of July 31, 1995 there were outstanding 41,740,371 shares of Common Stock, par value $1 per share, of the registrant.

                            INDEX
                            -----



                                                                       PAGE
                                                                       ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
        MBIA Inc. and Subsidiaries

        Consolidated Balance Sheets - June 30, 1995
          and December 31, 1994 (Audited)                                 3

        Consolidated Statements of Income - Three months and
          six months ended June 30, 1995 and 1994                         4

        Consolidated Statement of Changes in Shareholders' Equity
          -  Six months ended June 30, 1995                               5

        Consolidated Statements of Cash Flows
          -  Six months ended June 30, 1995 and 1994                      6

        Notes to Consolidated Financial Statements                        7


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        8 - 15



PART II OTHER INFORMATION, AS APPLICABLE

Item 6. Exhibits and Reports on Form 8-K                                 16


SIGNATURES                                                               17

                             (2)

                 MBIA INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

       (Dollars in thousands except per share amounts)

                                     June 30, 1995        December 31, 1994
                                     -------------        -----------------
                                      (Unaudited)             (Audited)
    ASSETS
Investments:
 Fixed maturity securities held
  as available-for-sale at market
  (amortized cost $3,259,157 and
  $3,123,838)                           $3,372,554              $3,051,906
 Short-term investments, at
  amortized cost (which
  approximates market value)               207,140                 121,384
 Other investments                          20,170                  17,550
                                        ----------              ----------
                                         3,599,864               3,190,840
 Municipal investment agreement
  portfolio, held as available-
  for-sale at market (amortized
  cost $2,250,676 and $1,738,375)        2,288,653               1,675,935
                                        ----------              ----------
   TOTAL INVESTMENTS                     5,888,517               4,866,775

Cash and cash equivalents                    7,374                   7,940
Accrued investment income                   78,722                  68,486
Deferred acquisition costs                 137,129                 133,048
Prepaid reinsurance premiums               190,969                 186,492
Goodwill (less accumulated
  amortization of $38,675 and $36,115)     109,192                 111,252
Property and equipment, at cost (less
  accumulated depreciation of $15,694
  and $13,917)                              46,012                  45,069
Receivable for investments sold                734                     945
Other assets                                35,217                  36,432
                                        ----------              ----------
   TOTAL ASSETS                         $6,493,866              $5,456,439
                                        ==========              ==========

    LIABILITIES AND
     SHAREHOLDERS' EQUITY
Liabilities:
 Deferred premium revenue               $1,571,334              $1,512,211
 Loss and loss adjustment
  expense reserves                          44,020                  40,148
 Municipal investment agreements         2,096,334               1,526,133
 Long-term debt                            298,845                 298,790
 Short-term debt                            23,000                  17,000
 Deferred income taxes                     183,588                  76,843
 Payable for investments purchased         105,833                 209,966
 Securities sold under agreements
  to repurchase                             84,700                     ---
 Other liabilities                          79,256                  70,632
                                        ----------              ----------
   TOTAL LIABILITIES                     4,486,910               3,751,723
                                        ----------              ----------
Shareholders' Equity:
 Preferred stock, par value $1 per
  share; authorized shares--10,000,000;
  issued  and outstanding--none                ---                    ---
 Common stock, par value $1 per share;
  authorized shares--200,000,000;
  issued shares--42,077,387                 42,077                 42,077
 Additional paid-in capital                721,120                719,750
 Retained earnings                       1,160,515              1,057,092
 Cumulative translation adjustment           3,641                    503
 Unrealized appreciation (depreciation)
  of investments, net of deferred
  income tax provision (benefit) of
  $54,361 and $(46,292)                    100,118                (86,560)
 Treasury stock, at cost;
  shares--342,766 and 461,763              (20,515)               (28,146)
                                        ----------             ----------
   TOTAL SHAREHOLDERS' EQUITY            2,006,956              1,704,716
                                        ----------             ----------
   TOTAL LIABILITIES
    AND SHAREHOLDERS' EQUITY            $6,493,866             $5,456,439
                                        ==========             ==========

      The accompanying notes are an integral part of the consolidated financial statements.

                                   (3)

                 MBIA INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

       (Dollars in thousands except per share amounts)

                              Three months ended        Six months ended
                                    June 30                 June 30
                            ----------------------   ----------------------
                                1995       1994         1995         1994
                            ----------  ----------   ---------   ----------
Revenues:
 Insurance:
  Gross premiums written      $106,343    $109,975    $177,177    $194,286
  Ceded premiums               (12,049)    (18,877)    (19,129)    (26,675)
                            ----------  ----------   ---------  ----------
   Net premiums written         94,294      91,098     158,048     167,611
  Increase in deferred
   premium revenue             (40,406)    (37,410)    (53,086)    (59,471)
                            ----------  ----------   ---------  ----------
   Premiums earned (net
    of ceded premiums of
    $6,814, $7,114,
    $14,652 and $14,368)        53,888      53,688     104,962     108,140
  Net investment income         53,991      47,806     106,828      94,690
  Net realized gains             1,698       2,537       3,422       8,907
 Investment management
  services:
  Income                         4,339       5,579       8,541       7,797
  Net realized gains
   (losses)                       (207)        159        (174)       (458)
 Other                             224         305       1,134         625
                            ----------  ----------   ---------  ----------
    Total revenues             113,933     110,074     224,713     219,701
                            ----------  ----------   ---------  ----------
Expenses:
 Insurance:
  Losses and loss
   adjustment                    2,710       2,114       4,743       4,039
  Policy acquisition
   costs, net                    5,130       5,101      10,270      11,060
  Operating                      9,245      10,295      18,992      19,637
 Investment management
  services                       3,419       2,612       6,290       4,946
 Interest                        7,109       6,720      14,159      13,455
 Other                             554         210         971         633
                            ----------  ----------   ---------  ----------
   Total expenses               28,167      27,052      55,425      53,770
                            ----------  ----------   ---------  ----------

Income before income
  taxes                         85,766      83,022     169,288     165,931

Provision for income
  taxes                         18,459      18,071      35,975      35,239
                            ----------  ----------   ---------  ----------
NET INCOME                    $ 67,307    $ 64,951   $ 133,313   $ 130,692
                            ==========  ==========   =========  ==========
NET INCOME PER
 COMMON SHARE                 $   1.60    $   1.54   $    3.17   $    3.10
                            ==========  ==========   =========  ==========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES AND
 COMMON STOCK
 EQUIVALENTS
 OUTSTANDING                42,160,506  42,074,096   42,110,048 42,114,939
                            ==========  ==========   ========== ==========

      The accompanying notes are an integral part of the consolidated financial statements.

                                  (4)

                           MBIA INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                     FOR THE SIX MONTHS ENDED June 30, 1995

                     (In thousands except per share amounts)

                                                             Unrealized
              Common Stock  Additional           Cumulative  Appreciation   Treasury Stock
             -------------- Paid-in   Retained   Translation (Depreciation) --------------
             Shares  Amount Capital   Earnings   Adjustment  of Investments Shares  Amount
             ------ ------- --------- ---------- ----------- -------------- ------ -------
Balance,
 January 1,
 1995        42,077 $42,077 $719,750  $1,057,092  $  503        $(86,560)     462  $28,146

Exercise
 of stock
 options        ---     ---    1,370      (4,043)    ---             ---     (119)  (7,631)

Net income      ---     ---      ---     133,313     ---             ---      ---      ---

Change in
 foreign
 currency
 translation    ---     ---     ---          ---   3,138             ---      ---      ---

Change in
 unrealized
 appreciation
 of investments
 net of change
 in deferred
 income taxes
 of $100,653    ---     ---      ---         ---     ---         186,678      ---      ---

Dividends
 (declared
 and paid
 per common
 share $.62)    ---     ---      ---     (25,847)    ---             ---      ---      ---
             ------ ------- --------  ----------  ------        --------     ----  -------
Balance,
 June 30,
 1995        42,077 $42,077 $721,120  $1,160,515  $3,641        $100,118      343  $20,515
            ======= ======= ========  ==========  ======        ========    =====  =======

    The accompanying notes are an integral part of the consolidated financial statements.

                                       (5)

                 MBIA INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                       (In thousands)
                                                    Six months ended
                                                        June 30
                                                 -----------------------
                                                    1995          1994
                                                 ---------   -----------
Cash flows from operating activities:
 Net income                                      $ 133,313    $ 130,692
 Adjustments to reconcile net income to net
   cash provided by operating activities:
  Increase in accrued investment income            (10,236)      (8,150)
  Increase in deferred acquisition costs            (4,081)      (5,580)
  Increase in prepaid reinsurance premiums          (4,477)     (12,307)
  Increase in deferred premium revenue              57,563       71,778
  Increase in loss and loss adjustment
   expense reserves                                  3,872        3,842
  Depreciation                                       1,881        1,531
  Amortization of goodwill                           2,560        2,513
  Amortization of bond (discount) premium, net        (620)          54
  Net realized gains on sale of investments         (3,248)      (8,449)
  Deferred income taxes                              6,092        8,447
  Other, net                                       103,402       11,936
                                                ----------   ----------
  Total adjustments to net income                  152,708       65,615
                                                ----------   ----------

  Net cash provided by operating activities        286,021      196,307
                                                ----------   ----------
Cash flows from investing activities:
  Purchase of fixed maturity securities, net
    of payable for investments purchased          (381,824)    (603,085)
  Sale of fixed maturity securities, net of
    receivable for investments sold                237,019      309,219
  Redemption of fixed maturity securities, net
    of receivable for investments redeemed          31,546       68,414
  Purchase of short-term investments, net          (60,631)      (6,949)
  (Purchase) sale of other investments, net           (807)      87,743
  Purchases for municipal investment agreement
    portfolio, net of payable for investments
    purchased                                   (1,325,209)  (1,022,331)
  Sales from municipal investment agreement
    portfolio, net of receivable for
    investments sold                               673,343      245,367
  Capital expenditures, net of disposals            (2,784)      (1,655)
                                                 ---------    ---------
  Net cash used by investing activities           (829,347)    (923,277)
                                                 ---------    ---------
Cash flows from financing activities:
  Dividends paid                                   (25,811)     (21,743)
  Purchase of treasury stock                           ---       (8,886)
  Proceeds from issuance of municipal
    investment agreements                        1,059,574    1,072,779
  Payments for drawdowns of municipal
    investment agreements                         (495,961)    (306,384)
  Exercise of stock options                          4,958          984
                                                 ---------    ---------
  Net cash provided by financing activities        542,760      736,750
                                                 ---------    ---------
Net (decrease) increase in cash and
  cash equivalents                                    (566)       9,780
Cash and cash equivalents - beginning of period      7,940        2,492
                                                 ---------    ---------
Cash and cash equivalents - end of period        $   7,374    $  12,272
                                                 =========    =========
Supplemental cash flow disclosures:
 Income taxes paid                               $  26,483    $  30,099
 Interest paid:
  Municipal investment agreements                $  50,109    $  11,467
  Long-term debt                                    13,288       13,288
  Short-term debt                                      556           16

        The accompanying notes are an integral part of the consolidated financial statements.

                                       (6)

                 MBIA INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 1994 for MBIA Inc. and Subsidiaries (the "Company"). The accompanying unaudited consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995. The December 31, 1994 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


2.   Dividends Declared

Dividends declared by the Company during the six months ended June 30, 1995 were $25.8 million.


                              (7)

                 MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
1995 AND 1994 - SECOND QUARTER RESULTS
--------------------------------------

MBIA Inc.'s (the "Company") 1995 second quarter net income was $67.3 million compared to $65.0 million in 1994.
Earnings per share grew 4% to $1.60 from $1.54 in the second quarter of 1994.

    The Company also measures its performance in terms of core earnings, which exclude the effects of the relatively less predictable elements of net income, premiums earned from refundings and calls of previously insured issues, realized gains or losses and non-recurring accounting changes. Core earnings increased by 11% to $1.45 per share compared with $1.31 in the second quarter of last year, reflecting the Company's continuing ability to produce consistent growth from its expanding portfolio of insured issues, its investment portfolio and its investment management services businesses.

Insurance Operations:
--------------------

     Total long-term new issue municipal bond par value volume was $37.0 billion in the second quarter of 1995, down modestly from $39.0 billion in the same period last year.
The insured portion of the market was a record 50% compared with 42% in the second quarter of 1994. In the second quarter of 1995, the Company's principal operating subsidiary, MBIA Insurance Corporation (formerly, Municipal Bond Investors Assurance Corporation) ("MBIA Corp."), continued to lead the industry in market share, guaranteeing 46% of the insured long-term new issue municipal bond volume.

     In its structured finance business, the Company insured
$1.4 billion of par value compared with $3.6 billion insured in the same period last year. Last year's amounts included
$2.3 billion from two unusually large international transactions.

     Gross premiums written by MBIA Corp. decreased 3% to $106.3 million during the second quarter, from $110.0 million during the second quarter of 1994. New issue and secondary market municipal and asset-backed premiums, the major components of gross premiums written, decreased 5% to $96.3 million compared with $101.8 million in the same period last year. Installment premiums received for policies issued in prior years, including net amounts assumed related to the installment business of the Association, were $10.0 million and $8.2 million for the second quarters of 1995 and 1994, respectively. MBIA
Assurance S.A., a subsidiary of

                                  (8)

                 MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Continued)


MBIA Corp. contributed $3.0 million of gross premium written in both the second quarter of 1995 and 1994.

     Premiums ceded to reinsurers declined 36% to $12.0 million during the second quarter of 1995 compared with $18.9 million in the same period last year. This was due partially to the overall decrease in the volume of gross premiums this quarter, as well as to the impact of the cessions on the large international transactions last year.
Premiums ceded as a percentage of gross premiums written were at 11% for the second quarter of 1995 compared with 17% in the second quarter of 1994.

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

     Approximately 10% of MBIA's premiums are collected on an installment basis. Installment premiums are not recorded as a component of deferred premium revenue until received and therefore represent an off-balance sheet value which will contribute to future earned premiums and cash flow. As of June 30, 1995, MBIA estimates the present value of this future stream of payments to be $181.4 million. The present value of installment premiums related to MBIA's asset-backed and UIT businesses written in the second quarter of 1995 increased 22% to $11.8 million from $9.7 million in the second quarter of 1994.

      Premiums earned in the second quarter were relatively unchanged from the second quarter 1995 at $53.9 million.
The growth in the deferred premium revenue of the addition of new business in 1995 was offset by the decline in earned premiums associated with bond refundings and calls during second quarter of 1995, which were significantly lower than in the same period last year.

    When an MBIA-insured bond issue is refunded or retired prior to the end of the expected period of coverage, the outstanding liability associated with the refunded or called portion is extinguished and the remaining deferred premium revenue is earned immediately, except for any

                                  (9)

                 MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Continued)


portion which may be applied as a credit toward the premium charged on the refunding bond issue if such refunding issue is insured by MBIA Corp. Earned premiums generated by refunded and called bonds in the second quarter of 1995 declined to $9.1 million from $11.5 million. The amount of bond refundings and calls is difficult to predict since it is influenced by a variety of factors such as prevailing interest rates relative to the coupon rates of the original issue, the issuer's desire to modify restrictive covenants and changing requirements under the Internal Revenue Code.

       The Company's investment portfolio related to its insurance operations was $3.6 billion as of June 30, 1995. This portfolio generated net investment income of $54.0 million in the second quarter of 1995, a 13% increase over $47.8 million generated in the corresponding period of 1994. The increase was primarily the result of the growth of investments from continued positive operating cash flows. Average invested assets during the second quarter of 1995 were $3.39 billion at amortized cost compared with $3.08 billion for the same period last year. Tax-exempt securities represented 73% of the portfolio at June 30, 1995 compared with 76% at June 30, 1994. The average quality of
the fixed income investments is double-A.   Net realized
capital gains for the second quarter of 1995 decreased to $1.7 million from $2.5 million in the same period of 1994.

     The provision for losses and loss adjustment expenses for the second quarter of 1995 was $2.7 million, compared with $2.1 million in 1994, representing additions to the loss reserves consistent with the Company's reserve methodology.
At June 30, 1995, $20.0 million of the $44.0 million loss and loss adjustment expense reserve was allocated on a case basis, compared with $23.2 million of the $37.6 million reserve at June 30, 1994. During the second quarter of 1995 there were no new case reserves nor any material adjustments made to those reserves currently outstanding.

     For the second quarter of 1995, policy acquisition costs net of deferrals were $5.1 million, essentially unchanged from 1994. Other insurance operating expenses declined to $9.2 million from $10.3 million in the second quarter of 1994.

  For the second quarter of 1995, the Company's interest expense increased to $7.1 million from $6.7 million in the second quarter 1994. The increase resulted from utilization of short-term bank borrowings

                                  (10)

                 MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Continued)


under existing lines of credit during the second quarter of 1995 for investment management services' capital needs.

Investment Management Services:
------------------------------

       MBIA has undertaken the development of investment management services which capitalize on its capabilities, reputation and marketplace relationships. In aggregate for the second quarter 1995, these businesses contributed $4.1 million in revenue, a decline from second quarter 1994 revenues of $5.7 million. Included in 1994's second quarter aggregate revenues was $2.2 million related to the net proceeds from the sale of MBIA's 49% interest in a joint venture. Excluding this amount, investment management services' revenues would have increased 16% over last year.

         MBIA Municipal Investors Services Corporation ("MBIA/MISC"), a subsidiary of the Company, provides cash management services for local governments, school districts and similar authorities. As of June 30, 1995 MBIA/MISC had over 1,100 clients and over $1.8 billion of client assets under management. MBIA/MISC is operating in nine states and plans to continue its expansion into additional states. MBIA/MISC provides fund administration services to over 200 clients.

       MBIA Investment Management Corp. ("IMC"), another subsidiary of the Company, provides investment agreements guaranteed as to principal and interest, for states, municipalities and municipal authorities. At June 30, 1995, IMC managed outstanding investment agreements of $2.1 billion compared with $1.3 billion at June 30, 1994. The related assets are high quality securities and are recorded as a component of the Company's total investments as the municipal investment agreement portfolio.

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

  Expenses of MBIA's investment management services businesses increased to $3.4 million from $2.6 million last year due to increased costs

                                  (11)

                 MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Continued)


associated with the expansion of these new businesses.   The
1995 increase in expenses was more than offset by increased investment management services income.


RESULTS OF OPERATIONS
---------------------
1995 AND 1994 - FIRST SIX MONTHS RESULTS
----------------------------------------

The Company's 1995 first six months net income and earnings per share were $133.3 million and $3.17, respectively, compared with $130.7 million and $3.10 in the first half of 1994.

    For the first half of 1995, core earnings increased by 12% to $2.88 per share compared with $2.58 per share in the first half of last year, reflecting the Company's continuing ability to produce consistent growth from its expanding portfolio of insured issues and investment portfolio.

Insurance Operations:
--------------------

     Total long-term new issue municipal bond volume for the first half of 1995 was $63.2 billion of par value, down from $87.4 billion in the first half of 1994. The insured portion of new issue volume increased slightly to 42% versus 40% in the comparable period last year. In the first half of 1995, MBIA Corp. led the industry in market share, guaranteeing 44% of the insured long-term new issue municipal bond volume compared with 41% in the first half of 1994.

     In its structured finance business, for the first six months of 1995, MBIA insured $3.5 billion of par value compared with $4.6 billion in the first half of last year.

     Gross premiums written by MBIA Corp. decreased 9% to $177.2 million during the first half of 1995 from $194.3 million during the first half of 1994. New issue and secondary market municipal and asset-backed premiums, the major components of gross premiums written, decreased 11% to $159.3 million compared with $178.6 million in the same period last year. Installment premiums received for policies issued in prior years, including net amounts assumed related to the installment business of the Association, were $17.9 million and $15.5 million for the first half of 1995 and 1994, respectively.

                                  (12)

                 MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Continued)


    With the decrease in the volume of gross premiums written, premiums ceded to reinsurers declined 28% to $19.1 million during the first half of 1995 compared to $26.7 million in the same period last year. In the first half of 1995, premiums ceded as a percentage of gross premiums written decreased to 11% from 14% last year.

     For the first six months of 1995, net premium writings were $158.0 million reflecting a 6% decrease from $167.6 million in the same period last year.

    Premiums earned in the first half of 1995 decreased 3% to $105.0 million from $108.1 million in the first half of 1994. This decrease reflected the decline in earned premiums resulting from lower bond refundings and calls during 1995, partially mitigated by the growth in deferred premium revenues from the addition of new business in 1994.

     Earned premiums generated by refunded and called bonds in the first half of 1995 and 1994 were $17.1 million and $26.0 million, respectively.

     Net investment income increased 13% to $106.8 million in the first half of 1995 compared with $94.7 million in the corresponding period of 1994. The increase was a result of the growth of invested assets from continued positive operating cash flows. Average invested assets during the first half of 1995 were $3.35 billion at amortized cost compared with $3.05 billion for the same period last year. Net realized capital gains in the first half of 1995 decreased to $3.4 million from $8.9 million in the same period of 1994.

     The provision for losses and loss adjustment expenses for the first half of 1995 was $4.7 million, compared with $4.0 million in 1994, representing additions to the loss reserves consistent with the Company's reserve methodology. There were no additions to the case reserves in the first six months of 1995. During the first half of 1994, the Company's case reserves increased by $15.7 million of which $14.1 million related to five issues added to the case specific portion of the total reserve. None of these issues are currently in default. The increase in case reserves had no impact on net income, since the increase in the Company's case-specific reserve was offset by a corresponding decrease in the unallocated portion of its general loss reserve.

                                  (13)

                 MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Continued)


     Other insurance related expenses which are composed of net policy acquisition costs and operating expenses were $29.3 million compared with $30.7 million in the previous year.

     The Company's interest expense increased to $14.2 million for the first half of 1995 from $13.5 million in 1994, due to short-term borrowings.

Investment Management Services:
------------------------------

      In aggregate, MBIA's investment management services contributed $8.4 million in revenues in the first half of 1995, up from $7.3 million for the first half 1994.
Included in 1994's first half was $1.8 million of net proceeds from the sale of MBIA's 49% interest in a joint venture. Investment management services' aggregate revenues, exluding the sale, increased 51% over the first half of 1994.

       Expenses of MBIA's investment management services businesses increased to $6.3 million in the first half of 1995 from $4.9 million in the first half of 1994 due to the expansion of these new businesses.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1995, the market value of the Company's consolidated investment portfolio was $5.89 billion, an increase of 21% from $4.87 billion at year-end 1994. The increase was substantially due to continued positive operating cash flow from the Company's insurance and municipal investment agreement operations, as well as a $287.3 million increase in the market value of its investments from year end 1994.

  The Company's liquidity is in part dependent upon MBIA Corp.'s ability to pay dividends to the Company. MBIA Corp.'s net income, consisting of premium earnings and investment income less losses and expenses, is a source of continuing additions to earned surplus and dividend paying capability. Under New York insurance law, without prior approval of the Superintendent of the New York State Insurance Department, MBIA Corp. may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement, and the dividends in any 12-month period may not exceed the lesser of 10% of its policyholders' surplus as shown on its last filed statutory-based financial statements or adjusted net investment income, as defined, for such 12-month period. MBIA Corp. paid dividends of $21.0 million in the

                                  (14)

                 MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Continued)


second quarter of 1995 and at June 30, 1995 had in excess of $34 million available for payment of further dividends to the Company without prior approval.

     MBIA Corp. has an irrevocable standby line of credit of $600 million with a group of major banks to provide funds for the payment of claims in the event that severe losses should occur. The agreement is for a seven-year term expiring on September 30, 2001 but, subject to approval by the banks, the agreement may be renewed annually to extend the term to seven years beyond the renewal date. The Company and MBIA Corp. maintain short-term liquidity facilities totaling $250 million with major banks for general corporate purposes including immediate liquidity for payment of claims should they occur. At June 30, 1995, $23 million was outstanding under these facilities to fund investment management services' capital requirements.

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

     At June 30, 1995, MBIA Corp. had $20.0 million in case
specific loss reserves.   Any related payments are expected
to be funded from operating cash flows.

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

         (b) Reports on Form 8-K - No Reports on Form 8-K were filed in this quarter.


                            (16)

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    MBIA INC.
                                           -----------------------------
                                                    Registrant



Date:    August 14, 1995                       /s/  ARTHUR M. WARREN
      ---------------------                -----------------------------
                                           Arthur M. Warren
                                           Senior Vice President,
                                           Chief Financial Officer





Date:    August 14, 1995                      /s/ JULLIETTE S. TEHRANI
      ---------------------                -----------------------------
                                           Julliette S. Tehrani
                                           Senior Vice President,
                                           Director of Finance
                                           (Principal Accounting Officer)




                            (17)