Form 10-Q
period 1995-09-30
MBIA INC
filed 1995-11-06
CIK 814585

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549


                               FORM 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarter Ended September 30, 1995


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

As of October 30, 1995 there were outstanding 41,911,356 shares of Common Stock, par value $1 per share, of the registrant.

                                 INDEX
                                 -----


                                                                     PAGE
                                                                     ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         MBIA Inc. and Subsidiaries

         Consolidated Balance Sheets - September 30, 1995
             and December 31, 1994                                      3

         Consolidated Statements of Income - Three months and
             nine months ended September 30, 1995 and 1994              4

         Consolidated Statement of Changes in Shareholders' Equity
             -  Nine months ended September 30, 1995                    5

         Consolidated Statements of Cash Flows
             -  Nine months ended September 30, 1995 and 1994           6

         Notes to Consolidated Financial Statements                     7


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     8-15



PART II  OTHER INFORMATION, AS APPLICABLE

Item 6.  Exhibits and Reports on Form 8-K                              16


SIGNATURES                                                             17




                                   (2)

                        MBIA INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                (Dollars in thousands except per share amounts)

                                      September 30, 1995     December 31, 1994
                                      ------------------     -----------------
                                         (Unaudited)             (Audited)
    ASSETS
Investments:
 Fixed maturity securities held
  as available-for-sale at market
  (amortized cost $3,332,939 and
  $3,123,838)                                $3,480,987           $3,051,906
 Short-term investments,
  at amortized cost (which
  approximates market value)                    173,529              121,384
 Other investments                               16,446               17,550
                                             ----------           ----------
                                              3,670,962            3,190,840

 Municipal investment agreement
  portfolio, held as available-
  for-sale at market (amortized
  cost $2,423,173 and $1,738,375)             2,467,481            1,675,935
                                             ----------           ----------
   TOTAL INVESTMENTS                          6,138,443            4,866,775

Cash and cash equivalents                        12,821                7,940
Accrued investment income                        79,174               68,486
Deferred acquisition costs                      138,132              133,048
Prepaid reinsurance premiums                    195,146              186,492
Goodwill (less accumulated
  amortization of $39,987 and $36,115)          107,880              111,252
Property and equipment, at cost (less
  accumulated depreciation of $16,685
  and $13,917)                                   45,672               45,069
Receivable for investments sold                   2,783                  945
Other assets                                     38,060               36,432
                                             ----------           ----------
   TOTAL ASSETS                              $6,758,111           $5,456,439
                                             ==========           ==========
    LIABILITIES AND
     SHAREHOLDERS' EQUITY
Liabilities:
 Deferred premium revenue                    $1,598,597           $1,512,211
 Loss and loss adjustment
  expense reserves                               45,246               40,148
 Municipal investment agreements              2,314,339            1,526,133
 Long-term debt                                 298,872              298,790
 Short-term debt                                 23,000               17,000
 Deferred income taxes                          200,183               76,843
 Payable for investments purchased               35,929              209,966
 Securities sold under agreements
  to repurchase                                  69,000                  ---
 Other liabilities                               82,661               70,632
                                             ----------           ----------
   TOTAL LIABILITIES                          4,667,827            3,751,723
                                             ----------           ----------
Shareholders' Equity:
 Preferred stock, par value $1 per
  share; authorized shares--10,000,000;
  issued  and outstanding--none                     ---                  ---
 Common stock, par value $1 per share;
  authorized shares--200,000,000;
  issued shares--42,077,387                      42,077               42,077
 Additional paid-in capital                     722,478              719,750
 Retained earnings                            1,212,628            1,057,092
 Cumulative translation adjustment                2,609                  503
 Unrealized appreciation (depreciation)
  of investments, net of deferred
  income tax provision (benefit) of
  $67,879 and $(46,292)                         125,075             (86,560)
 Treasury stock, at cost;
  shares--248,331 and 461,763                   (14,583)            (28,146)
                                             ----------          ----------
   TOTAL SHAREHOLDERS' EQUITY                 2,090,284           1,704,716
                                             ----------          ----------
   TOTAL LIABILITIES
    AND SHAREHOLDERS' EQUITY                 $6,758,111          $5,456,439
                                             ==========          ==========

      The accompanying notes are an integral part of the consolidated financial statements.

                                 (3)

                         MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

               (Dollars in thousands except per share amounts)

                                 Three months ended       Nine months ended
                                   September 30             September 30
                               ----------------------  -----------------------
                                  1995        1994        1995         1994
                               ----------  ----------  ----------   ----------
Revenues:
 Insurance:
  Gross premiums written        $ 92,022    $ 80,099     $269,199     $274,385
  Ceded premiums                 (13,077)    (12,011)     (32,206)     (38,686)
                              ----------  ----------   ----------   ----------
   Net premiums written           78,945      68,088      236,993      235,699
  Increase in deferred
   premium revenue               (23,336)    (13,358)     (76,422)     (72,829)
                              ----------  ----------   ----------   ----------
   Premiums earned (net
   of ceded premiums of
   $8,900, $11,719,
   $23,552 and $26,087)           55,609      54,730      160,571      162,870
  Net investment income           56,057      49,551      162,885      144,241
  Net realized gains               4,665         752        8,087        9,659
 Investment management
  services:
  Income                           5,164       4,222       13,705       12,019
  Net realized losses             (3,186)       (145)      (3,360)        (603)
 Other                               421         902        1,555        1,527
                              ----------  ----------   ----------   ----------
    Total revenues               118,730     110,012      343,443      329,713
                              ----------  ----------   ----------   ----------
Expenses:
 Insurance:
  Losses and loss
   adjustment                      3,211       1,626        7,954        5,665
  Policy acquisition
   costs, net                      5,511       5,232       15,781       16,292
  Operating                       10,554      10,816       29,546       30,453
 Investment management
  services                         3,049       2,646        9,339        7,592
 Interest                          7,112       6,759       21,271       20,214
 Other                               285         420        1,256        1,053
                              ----------   ---------   ----------   ----------
   Total expenses                 29,722      27,499       85,147       81,269
                              ----------   ---------   ----------   ----------
Income before income
  taxes                           89,008      82,513      258,296      248,444

Provision for income
  taxes                           19,174      17,466       55,149       52,705
                              ----------   ----------  ----------   ----------
NET INCOME                      $ 69,834     $ 65,047    $203,147     $195,739
                              ==========   ==========  ==========   ==========
NET INCOME PER
 COMMON SHARE                   $   1.65     $   1.54    $   4.82     $   4.65
                              ==========   ==========  ==========   ==========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES AND
 COMMON STOCK
 EQUIVALENTS
 OUTSTANDING                  42,254,807   42,105,144  42,176,243   42,111,624
                              ==========   ==========  ==========   ==========

      The accompanying notes are an integral part of the consolidated financial statements.

                                   (4)

                             MBIA INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                    For the nine months ended September 30, 1995

                       (In thousands except per share amounts)

                                                                 Unrealized
              Common Stock    Additional             Cumulative   Appreciation    Treasury Stock
             ---------------  Paid-in   Retained   Translation  (Depreciation)  ------------------
             Shares  Amount   Capital   Earnings    Adjustment  of Investments   Shares    Amount
             ------  -------  --------  ----------  ----------  --------------  --------  --------
Balance,
 January 1,
 1995        42,077  $42,077  $719,750  $1,057,092    $ 503        $(86,560)       462     $28,146

Exercise
 of stock
 options        ---      ---     2,728      (7,333)     ---             ---       (214)    (13,563)

Net income      ---      ---       ---     203,147      ---             ---        ---         ---

Change in
 foreign
 currency
 translation    ---      ---       ---         ---    2,106             ---        ---         ---

Change in
 unrealized
 appreciation
 of investments
 net of  change
 in deferred
 income taxes
 of $114,171    ---      ---       ---         ---       ---        211,635        ---         ---

Dividends
 (declared
 per common
 share $.965,
 paid per
 common share
 $.930)         ---      ---      ---      (40,278)      ---            ---        ---         ---
             ------  ------- --------   ----------    ------       --------     ------     -------
Balance,
 September
 30, 1995    42,077  $42,077 $722,478   $1,212,628    $2,609       $125,075        248     $14,583
             ======  ======= ========   ==========    ======       ========     ======     =======

     The accompanying notes are an integral part of the consolidated financial statements.

                                       (5)

                     MBIA INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         (In thousands)

                                                         Nine months ended
                                                           September 30
                                                      ---------------------
                                                          1995       1994
                                                      ----------  ----------
Cash flows from operating activities:
 Net income                                           $ 203,147   $ 195,739
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Increase in accrued investment income                 (10,688)     (8,262)
  Increase in deferred acquisition costs                 (5,084)     (7,560)
  Increase in prepaid reinsurance premiums               (8,654)    (12,599)
  Increase in deferred premium revenue                   85,076      85,428
  Increase in loss and loss adjustment
   expense reserves                                       5,098       5,076
  Depreciation                                            2,901       2,333
  Amortization of goodwill                                3,872       3,770
  Amortization of bond discount, net                    (13,529)         (5)
  Net realized gains on sale of investments              (4,727)     (9,056)
  Deferred income taxes                                   9,169      13,735
  Other, net                                             17,509       6,134
                                                     ----------   ---------
  Total adjustments to net income                        80,943      78,994
                                                     ----------   ---------
  Net cash provided by operating activities             284,090     274,733
                                                     ----------   ---------
Cash flows from investing activities:
 Purchase of fixed maturity securities, net
  of payable for investments purchased               (2,206,715)   (781,908)
 Sale of fixed maturity securities, net of
  receivable for investments sold                     1,429,309     355,441
 Redemption of fixed maturity securities, net
  of receivable for investments redeemed                 63,390      91,793
 (Purchase) sale of short-term investments, net        (204,006)     30,897
 Sale of other investments, net                           2,570      87,379
 Purchases for municipal investment agreement
  portfolio, net of payable for investments
  purchased                                           (177,818)  (1,394,415)
 Sales from municipal investment agreement
  portfolio, net of receivable for
  investments sold                                      (2,007)     378,171
 Capital expenditures, net of disposals                 (3,471)      (2,246)
                                                    ----------   ----------
  Net cash used by investing activities             (1,098,748)  (1,234,888)
                                                    ----------   ----------
Cash flows from financing activities:
 Dividends paid                                        (38,748)     (32,582)
 Purchase of treasury stock                                ---       (8,886)
 Proceeds from issuance of municipal
  investment agreements                              1,628,063    1,563,308
 Payments for drawdowns of municipal
  investment agreements                               (847,734)    (554,297)
 Securities sold under agreements
  to repurchase                                         69,000          ---
 Exercise of stock options                               8,958        1,985
                                                     ---------    ---------
  Net cash provided by financing activities            819,539      969,528
                                                     ---------    ---------
Net increase in cash and cash equivalents                4,881        9,373
Cash and cash equivalents - beginning of period          7,940        2,492
                                                     ---------    ---------
Cash and cash equivalents - end of period            $  12,821    $  11,865
                                                     =========    =========
Supplemental cash flow disclosures:
 Income taxes paid                                   $  41,910    $  41,783
 Interest paid:
  Municipal investment agreements                    $  81,892    $  22,279
  Long-term debt                                        22,475       22,475
  Short-term debt                                          835           56

      The accompanying notes are an integral part of the consolidated financial statements.

                                  (6)

                      MBIA INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 1994 for MBIA Inc. and Subsidiaries (the "Company"). The accompanying unaudited consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995. The December 31, 1994 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


2.  Dividends Declared

Dividends declared by the Company during the nine months ended September 30, 1995 were $40.3 million.

                                  (7)

                      MBIA INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
1995 AND 1994 - THIRD QUARTER RESULTS
-------------------------------------

Third quarter 1995 consolidated net income for MBIA Inc. and Subsidiaries (the "Company") was $69.8 million compared to $65.0 million in 1994. Earnings per share grew 7% to $1.65 from $1.54 in the third quarter of 1994.

  The Company also measures its performance in terms of core earnings. Core earnings exclude the effects of the relatively less predictable elements of net income, which consist of premiums earned from refundings and calls of previously insured issues, realized gains or losses and non-recurring accounting changes. Core earnings increased by 12% to $1.50 per share compared with $1.34 per share in the third quarter of last year, reflecting the Company's continuing ability to produce consistent growth from its expanding portfolio of insured issues, its investment portfolio and its investment management services businesses.

Insurance Operations:
--------------------
  Total long-term new issue municipal bond par value volume was $31.7 billion in the third quarter of 1995, down modestly from $33.7 billion in the same period last year. The insured portion of the market was a record 51% compared with 37% in the third quarter of 1994. In the third quarter of 1995, the Company's principal operating subsidiary, MBIA Insurance Corporation (formerly, Municipal Bond Investors Assurance Corporation) ("MBIA Corp."), continued to lead the industry in market share, guaranteeing 44% of the insured long-term new issue municipal bond volume.

  In its domestic structured finance business, the Company insured $3.7 billion of par value compared with $1.7 billion insured in the same period last year.

  Gross premiums written by MBIA Corp. increased 15% to $92.0 million during the third quarter, from $80.1 million during the third quarter of 1994. Domestic new issue and secondary market municipal and asset-backed premiums, the major components of gross premiums written, increased 13% to $82.2 million compared with $72.5 million in the same period last year. Installment premiums received for policies issued in prior years, including net amounts assumed related to the installment business of the Association, were $9.3 million and $7.4 million for the third quarters of 1995 and 1994, respectively. International premiums

                                  (8)

                        MBIA INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)


contributed $0.5 million of gross premium written in the third quarter of 1995, up from $0.2 million in the third quarter of 1994.

  Premiums ceded to reinsurers increased 9% to $13.1 million during the third quarter of 1995 compared with $12.0 million in the same period last year. This was due primarily to the overall increase in the volume of gross premiums this quarter over the third quarter of 1994. The percentage of ceded premiums written to gross premiums written decreased slightly to 14% for the third quarter of 1995 compared with 15% in the third quarter of 1994.

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

  Approximately 10% of MBIA's premiums are collected on an installment basis. Installment premiums are not recorded as a component of deferred premium revenue until received and therefore represent an off-balance sheet value which will contribute to future earned premiums and cash flow. As of September 30, 1995, MBIA estimates the present value of this future stream of payments to be $186.6 million. The present value of future installment premiums originated in the third quarter of 1995 increased 65% to $19.5 million from $11.8 million in the third quarter of 1994.

  Premiums earned in the third quarter were $55.6 million, a slight increase over the $54.7 million earned in the third quarter of 1994. During the third quarter of 1995, the growth in deferred premium revenue from the addition of new business modestly offset the decline in earned premiums associated with bond refundings and calls, which were significantly lower than in the same period last year.

  When an MBIA-insured bond issue is refunded or retired prior to the end of the expected period of coverage, the outstanding exposure associated with the refunded or called portion is extinguished and the remaining deferred premium revenue is earned immediately, except for any portion which may be applied as a credit toward the premium charged on

                                  (9)

                        MBIA INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)


the refunding bond issue if such refunding issue is insured by MBIA Corp. Earned premiums generated by refunded and called bonds in the third quarter of 1995 declined to $9.6 million from $13.9 million. The amount of bond refundings and calls is difficult to predict since it is influenced by a variety of factors such as prevailing interest rates relative to the coupon rates of the original issue, the issuer's desire to modify restrictive covenants and changing requirements under the Internal Revenue Code.

  The Company's investment portfolio related to its insurance operations was $3.67 billion as of September 30, 1995. This portfolio generated net investment income of $56.1 million in the third quarter of 1995, a 13% increase over $49.6 million generated in the corresponding period of 1994. The increase was primarily the result of the growth of investments from continued positive operating cash flows. Average invested assets during the third quarter of 1995 were $3.48 billion at amortized cost compared with $3.15 billion for the same period last year. Tax-exempt securities represented 73% of the portfolio at September 30, 1995 compared with 77% at September 30, 1994. The average quality of the fixed income investments is double-A. Net realized capital gains for the third quarter of 1995 increased to $4.7 million from $0.8 million in the same period of 1994.

  The provision for losses and loss adjustment expenses for the third quarter of 1995 was $3.2 million, compared with $1.6 million in 1994, representing additions to the loss reserves consistent with the Company's reserve methodology. At September 30, 1995, $18.5 million of the $45.2 million loss and loss adjustment expense reserve was allocated on a case basis, compared with $23.3 million of the $38.8 million reserve at September 30, 1994. During the third quarter of 1995 there were no new case reserves nor any material adjustments made to those reserves currently outstanding.

  For the third quarter of 1995, policy acquisition costs net of deferrals increased by $0.3 million to $5.5 million over the third quarter of 1994. This increase was offset by a comparable decrease in other insurance operating expenses for the same periods.

  For the third quarter of 1995, the Company's interest expense increased to $7.1 million from $6.8 million in the third quarter 1994. The increase resulted from utilization of short-term bank borrowings under existing lines of credit during the third quarter of 1995 for investment management services' capital needs.

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

  MBIA Municipal Investors Services Corporation ("MBIA/MISC"), a subsidiary of the Company, provides cash management services for local governments, school districts and similar authorities. As of September 30, 1995 MBIA/MISC had over 1,100 clients and over $2.3 billion of client assets under management. MBIA/MISC is operating in nine states and plans to continue its expansion into additional states. MBIA/MISC also provides fund administration services to 232 clients.

  MBIA Investment Management Corp. ("IMC"), another subsidiary of the Company, provides investment agreements guaranteed as to principal and interest, for states, municipalities and municipal authorities. At September 30, 1995, aggregate principal and accrued interest outstanding on investment agreements was $2.3 billion compared with $1.5 billion at September 30, 1994. The related assets are high quality securities and are recorded as a component of the Company's total investments as the municipal investment agreement portfolio.

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

  For the third quarter of 1995, these businesses contributed $5.2 million in operating revenues, a 22% increase over third quarter 1994's $4.2 million. For the same periods, operating expenses increased by 15% to $3.0 million from $2.6 million. Net realized capital losses for the third quarter of 1995 were $3.2 million compared to $0.1 million in the third quarter of 1994.

                                  (11)

                        MBIA INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)


RESULTS OF OPERATIONS
---------------------
1995 AND 1994 - FIRST NINE MONTHS RESULTS
-----------------------------------------

The Company's 1995 first nine months net income and earnings per share were $203.1 million and $4.82, respectively, compared with $195.7 million and $4.65 in the first nine months of 1994.

  For the first nine months of 1995, core earnings increased by 11% to $4.37 per share compared with $3.92 per share in the first nine months of last year, reflecting the Company's continuing ability to produce consistent growth from its expanding portfolio of insured issues and investment portfolio.

Insurance Operations:
--------------------
  Total long-term new issue municipal bond volume for the first nine months of 1995 was $95.9 billion of par value, down from $121.1 billion in the first nine months of 1994. The insured portion of new issue volume increased to 45% versus 39% in the comparable period last year. In the first nine months of 1995, MBIA Corp. led the industry in market share, guaranteeing 44% of the insured long-term new issue municipal bond volume compared with 42% in the first nine months of 1994.

  In its domestic structured finance business, for the first nine months of 1995, MBIA insured $6.8 billion of par value compared with $4.0 billion in the first nine months of last year.

  Gross premiums written by MBIA Corp. decreased 2% to $269.2 million during the first nine months of 1995 from $274.4 million during the first nine months of 1994. Domestic new issue and secondary market municipal and asset-backed premiums, the major components of gross premiums written, increased modestly to $232.8 million compared with $232.1 million in the same period last year. Installment premiums received for policies issued in prior years, including net amounts assumed related to the installment business of the Association, were $27.9 million and $23.0 million for the first nine months of 1995 and 1994, respectively. International premiums contributed $8.5 million of gross premium written in the first nine months of 1995, down from $19.1 million in the same period last year. Included in last year's premium is $15.2 million relating to one unusually large transaction. Excluding this transaction international premiums increased by $4.6 million over the first nine months of 1994. Gross premiums written also included portfolio assumptions of $0.2 million for the first nine months of 1994.

                                  (12)

                       MBIA INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)


  The present value of future installment premiums originated in the first nine months of 1995 increased 57% to $44.9 million from $28.6 million in the same period last year.

  With the decrease in the volume of gross premiums written, premiums ceded to reinsurers declined 17% to $32.2 million during the first nine months of 1995 compared to $38.7 million in the same period last year. In the first nine months of 1995, premiums ceded as a percentage of gross premiums written decreased to 12% from 14% last year.

  For the first nine months of 1995, net premium writings were $237.0 million, reflecting a 1% increase over $235.7 million in the same period last year.

  Premiums earned in the first nine months of 1995 decreased 1% to $160.6 million from $162.9 million in the first nine months of 1994. This decrease reflected the decline in earned premiums resulting from lower bond refundings and calls during 1995, partially mitigated by the growth in deferred premium revenues from the addition of new business in 1994. Earned premiums generated by refunded and called bonds in the first nine months of 1995 and 1994 were $26.8 million and $39.9 million, respectively.

  Net investment income increased 13% to $162.9 million in the first nine months of 1995 compared with $144.2 million in the corresponding period of 1994. The increase was a result of the growth of invested assets from continued positive operating cash flows. Average invested assets during the first nine months of 1995 were $3.39 billion at amortized cost compared with $3.08 billion for the same period last year. Net realized capital gains in the first nine months of 1995 decreased to $8.1 million from $9.7 million in the same period of 1994.

  The provision for losses and loss adjustment expenses for the first nine months of 1995 was $8.0 million, compared with $5.7 million in 1994, representing additions to the loss reserves consistent with the Company's reserve methodology. During the first nine months of 1995 there were no new case reserves nor any material adjustments made to those reserves currently outstanding.

                                  (13)

                       MBIA INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)


Other insurance related expenses, which are composed of net policy acquisition costs and operating expenses, were $45.3 million compared with $46.7 million in the previous year.

  The Company's interest expense increased to $21.3 million for the first nine months of 1995 from $20.2 million in 1994. The increase resulted from utilization of short-term bank borrowings under existing lines of credit during the first nine months of 1995 for investment management services' capital needs.

Investment Management Services:
------------------------------
  For the first nine months of 1995, MBIA's investment management services operating revenues were $13.7 million, a 14% increase over the first nine month 1994 operating revenues of $12.0 million. Included in 1994's first nine months was $1.8 million of net proceeds from the sale of MBIA's 49% interest in a joint venture. Investment management services income, excluding the sale, increased 34% over the first nine months of 1994. For the same periods, operating expenses increased by 23% to $9.3 million from $7.6 million. Net realized capital losses for the first nine months of 1995 were $3.4 million compared to $0.6 million for the first nine months of 1994.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1995, the market value of the Company's consolidated investment portfolio was $6.14 billion, an increase of 26% from $4.87 billion at year-end 1994. The increase was substantially due to continued positive operating cash flow from the Company's insurance and municipal investment agreement operations, as well as a $325.8 million increase in the market value of its investments from year end 1994.

  MBIA Inc.'s liquidity is in part dependent upon MBIA Corp.'s ability to pay dividends to MBIA Inc. MBIA Corp.'s net income, consisting of premium earnings and investment income less losses and expenses, is a source of continuing additions to earned surplus and dividend paying capability. Under New York insurance law, without prior approval of the Superintendent of the New York State Insurance Department, MBIA Corp. may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement, and the dividends in any 12-month period may not exceed the lesser of 10% of its policyholders' surplus as shown on its last filed statutory-based financial statements or adjusted

                               (14)

                       MBIA INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)


net investment income, as defined in the law, for such 12-month period. MBIA Corp. paid dividends of $66.5 million in the first nine months of 1995 and at September 30, 1995 had in excess of $35 million available for payment of further dividends to the Company without prior approval.

  MBIA Corp. has an irrevocable standby line of credit of $650 million with a group of major banks to provide funds for the payment of claims in the event that severe losses should occur. The agreement is for a seven-year term expiring on September 30, 2002 but, subject to approval by the banks, the agreement may be renewed annually to extend the term to seven years beyond the renewal date. MBIA Inc. and MBIA Corp. maintain short-term liquidity facilities totaling $250 million with major banks for general corporate purposes including immediate liquidity for payment of claims should they occur. At September 30, 1995, $23 million was outstanding under these facilities to fund investment management services' capital requirements.

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

  At September 30, 1995, MBIA Corp. had $18.5 million in case specific loss reserves. Any related payments are expected to be funded from operating cash flows.

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




                                          MBIA INC.
                            ----------------------------------------
                                         Registrant




Date:    November 2, 1995              /s/  JULLIETTE S. TEHRANI
       ---------------------          -----------------------------
                                          Julliette S. Tehrani
                                          Senior Vice President,
                                          Chief Financial Officer





Date:    November 2, 1995              /s/ ELIZABETH B. SULLIVAN
       ---------------------          -----------------------------
                                          Elizabeth B. Sullivan
                                          Vice President,
                                          Controller
                                          (Principal Accounting Officer)




                                   (17)