Form 10-Q/A
period 1995-06-30
MBIA INC
filed 1995-12-08
CIK 814585

                                                        Draft--November 16, 1995

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A



    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934


                      For the Quarter Ended June 30, 1995


                                       OR


   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the Transition Period from _____ to _____



                           Commission File No. 1-9583

                                   MBIA INC.
                           A Connecticut Corporation

                 I.R.S. Employer Identification No. 06-1185706

                      113 King Street, Armonk, N. Y. 10504
                                 (914) 273-4545


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO ___
                                        ---

As of July 31, 1995 there were outstanding 41,740,371 shares of Common Stock, par value $1 per share, of the registrant.

      The Company's Form 10-Q for the quarter ended June 30, 1995 is hereby amended by adding the following:


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     At the annual meeting of the Company's shareholders held on May 11, 1995, the 13 nominees listed below were elected as directors of the Company to hold office until the 1996 annual meeting. In addition, at such meeting, the Company's shareholders (i) ratified the appointment of Coopers & Lybrand as the independent auditors of the Company for 1995; (ii) voted to amend the Company's Certificate of Incorporation to allow an increase in the authorized shares of common stock to 200,000,000; (iii) voted to increase the number of shares available for grant under the MBIA Inc. 1987 Stock Option Plan; and (iv) voted to adopt an employee incentive compensation plan.

     The number of votes with respect to each of these matters was as follows:

(a)  Election of Directors:

                                                         NUMBER OF VOTES
                                                         ---------------
NOMINEES                                              IN FAVOR   WITHHELD
--------                                              ----------  --------
William O. Bailey                                      35,730,238    62,027
Joseph W. Brown, Jr.                                   35,741,652    50,613
David C. Clapp                                         35,723,277    68,988
David H. Elliott                                       35,742,012    50,253
Claire L. Gaudiani                                     35,731,247    61,018
William H. Gray, III                                   35,028,292   763,973
Freda S. Johnson                                       35,740,990    51,275
Daniel P. Kearney                                      35,735,952    56,313
James A. Lebenthal                                     35,733,747    58,518
Robert B. Nicholas                                     35,732,362    59,903
Pierre-Henri Richard                                   35,725,432    66,833
Paul A. Volcker                                        35,738,627    53,638
Richard L. Weill                                       35,741,677    50,588

     (b)  Ratification of Appointment of Independent Auditors:

          Votes for:        35,707,708
          Votes against:        31,631
          Abstentions:          52,926

     (c)  Amendment of the Company's Certificate of Incorporation:

          Votes for:          27,790,293
          Votes against:       7,901,642
          Abstentions:           100,330
          Broker No Votes:           -0-

     (d) Increase in the Number of Shares Available for Granting under the Company's 1987 Stock Option Plan:

          Votes for:          28,513,254
          Votes against:       1,601,926
          Abstentions:           152,476
          Broker No Votes:     5,524,609

     (e)  Adoption of an Employee Incentive Compensation Plan:

          Votes for:          28,782,961
          Votes against:       1,332,043
          Abstentions:           152,652
          Broker No Votes:     5,524,609

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        MBIA INC.
                                              --------------------------
                                                      (Registrant)



Date: November 30, 1995                        /s/ Julliette S. Tehrani

                                              ---------------------------
                                              Name: Julliette S. Tehrani
                                              Title:Senior Vice President
                                                    and Chief Financial Officer
                                                    (principal financial
                                                    officer)


Date: November 30, 1995                        /s/ Elizabeth B. Sullivan
                                              ---------------------------
                                              Name: Elizabeth B. Sullivan
                                              Title:Vice President and
                                                    Controller (principal
                                                    accounting officer)