Form 10-K
period 1995-12-31
MBIA INC
filed 1996-03-29
CIK 814585

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X ] Annual  report  pursuant  to  section  13 or  15(d)  of the  Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 1995.

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


Title of each class                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------
Common Stock, par value $1 per share                    New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 1996 was $ 3,294,392,871.00.

        As of March 22, 1996, 42,853,891 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference. Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement of the Registrant, dated March 25, 1996 are incorporated by reference into Parts I and III.

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


       MBIA  Inc.  (the  "Company")  insures  municipal  bonds,   asset-backed
securities and other non-municipal obligations through its wholly-owned subsidiary, MBIA Insurance Corporation ("MBIA Corp."). MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association (the "Association"), a consortium of five multi-line insurers, which began writing municipal bond insurance in 1974. Four of the five members of the Association, together with certain of their affiliates, participated in the formation of the Company in December 1986. (See "Certain Relationships and Related Transactions--Organization of the Company" in the Company's Proxy Statement dated March 25, 1996 which is incorporated herein by reference.)

 Effective  as of December  31,  1989,  the  Company  purchased  Bond  Investors
Guaranty Insurance Company ("BIG Ins."), another municipal bond insurance company, through the acquisition of all of the common stock of its parent company, Bond Investors Group, Inc. ("BIG"). Subsequently, MBIA Corp. reinsured the net exposure on the municipal bond insurance policies previously issued by BIG Ins. and the Company contributed the common stock of BIG to MBIA Corp. (See "Business--Reinsurance" below). On August 21, 1990, the Company changed the name of BIG Ins. to MBIA Insurance Corp. of Illinois ("MBIA Illinois"). Subsequently, BIG was merged into MBIA Illinois.

         In 1990, the Company formed a French company, MBIA Assurance S.A. ("MBIA Assurance"), to write financial guarantee insurance in the countries of the European community. MBIA Assurance, which is a subsidiary of MBIA Corp., writes policies insuring public infrastructure financings, asset-backed transactions and certain obligations of financial institutions. By the end of 1995, MBIA Corp. and MBIA Assurance had collectively insured 58 international transactions. In September 1995, MBIA Corp. entered into a joint venture agreement with AMBAC Indemnity Corporation for the purpose of jointly marketing financial guarantee insurance within the European Community.

         Over the last five years, the Company has undertaken the development of investment management services which capitalize on its capabilities, reputation and marketplace relationships. The Company is delivering these services through a group of subsidiary companies. As of December 31, 1995, in the aggregate, these investment management ventures contributed $19.9 million in operating revenues.

 Generally, throughout the text references to MBIA Corp. include the activities of its subsidiaries, MBIA Illinois and MBIA Assurance.

         Financial guarantee insurance provides an unconditional and irrevocable guarantee of the payment of the principal of and interest on insured obligations when due. MBIA Corp.'s primary business is insuring obligations issued by states, municipalities and other governmental authorities, instrumentalities and agencies. Such obligations are secured by the issuer's taxing power in the case of general obligation or special tax supported bonds, or by the issuer's ability to impose and collect fees and charges for public services or specific projects in the case of most revenue bonds. MBIA Corp. also provides financial guarantees
for   structured   finance   transactions   (principally   morgage-backed   and
asset-backed securities), investor-owned utility debt and obligations of high-quality financial institutions.

         MBIA Corp.'s substantial capital base permits it to support a large portfolio of insured obligations and to write new business. MBIA Corp. primarily insures obligations which are sold in the new issue and secondary markets, or which are held in unit investment trusts ("UIT") and by mutual funds. It also provides surety bonds for debt service reserve funds.

         The Association was the first issuer of financial guarantees to receive both the AAA claims-paying rating from Standard and Poor's Corporation ("S&P"), which it received in 1974, and the Aaa claims-paying rating from Moody's Investors Service, Inc. ("Moody's"), which it received in 1984. Both rating agencies have continuously issued Triple-A claims-paying ratings for MBIA Corp. and Triple-A ratings to obligations guaranteed by MBIA Corp. Both rating agencies have also continued the Triple-A rating on MBIA Illinois guaranteed bond issues which have been reinsured by MBIA Corp. In addition, in 1995 MBIA Corp. received a Triple-A claims paying rating from Fitch Investors Services, L.P. ("Fitch").

         The principal economic value of financial guarantee insurance to the entity offering the obligations is the saving in interest costs resulting from the difference in the market yield between an insured obligation and the same obligation on an uninsured basis. In addition, for complex financings and for obligations of issuers that are not well-known by investors, insured obligations receive greater market acceptance than uninsured obligations.

         The financial guarantee industry is subject to the direct and indirect effects of governmental regulation, including changes in tax laws affecting the municipal and asset-backed debt markets. No assurance can be given that future legislative or regulatory changes might not adversely affect the results of operations and financial conditions of the Company.


MBIA CORP. INSURED PORTFOLIO

          At December 31, 1995, the net par amount outstanding on MBIA Corp.'s insured obligations (including insured obligations of MBIA Illinois and MBIA Assurance but excluding the guarantee of $2.7 billion of obligations of MBIA Investment Management Corp. ("IMC") (see "Operations--Miscellaneous")) was $188.6 billion, comprised of $163.0 billion in new issues and $25.6 billion in secondary market issues. Net insurance in force was $344.0 billion.

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

         MBIA Corp. seeks to maintain a diversified insured portfolio designed to spread risk based on a variety of criteria including revenue source, issue size, type of bond and geographic area. As of December 31, 1995, MBIA Corp. had 30,778 policies outstanding. These policies are diversified among 7,161 "credits," which MBIA Corp. defines as any group of issues supported by the same revenue source.

         The table below sets forth information with respect to the original par amount written per issue in MBIA Corp.'s portfolio as of December 31, 1995:


                    MBIA Corp. Original Par Amount Per Issue
                             as of December 31, 1995

                                         % of Total
                            Number of    Number of     Net Par      % of Net
Original Par Amount         Issues       Issues        Amount       Par Amount
Written per Issue          Outstanding   Outstanding   Outstanding  Outstanding
-----------------          -----------   -----------   -----------  -----------
                                                      (In billions)
Less than $10 million .....   26,227        85.2        $ 36.3        19.3%
 $10-25 million ...........    2,259         7.3          27.8        14.8
$25-50 million ............    1,133         3.7          29.7        15.7
$50-100 million ...........      699         2.3          34.6        18.3
Greater than $100 million .      460         1.5          60.2        31.9
                              ------       -----          ----        ----
Total .....................   30,778       100.0         188.6       100.0
                              ======       =====         =====       =====

         MBIA Corp. underwrites financial guarantee insurance on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life (as opposed to the stated maturity) of its insurance policies in force at December 31, 1995 was
11.6 years. The average life was determined by applying a weighted average calculation, using the remaining years to maturity of each insured obligation, and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings of insured issues. Average annual debt service on the portfolio at December 31, 1995 was $17.6 billion.

         The table below shows the diversification of MBIA Corp.'s insured portfolio by bond type:

                    MBIA CORP. INSURED PORTFOLIO BY BOND TYPE
                           AS OF DECEMBER 31, 1995 (1)

                            NUMBER OF        NET PAR        % OF NET
                             ISSUES          AMOUNT        PAR AMOUNT
BOND TYPE                  OUTSTANDING     OUTSTANDING     OUTSTANDING
---------                  -----------     -----------     -----------
                                           (In billions)
Municipal
 General obligation .......   11,445       $  54.3            28.8%
 Utilities ................    4,931          31.7            16.8
 Health care ..............    2,458          27.0            14.3
 Special revenue ..........    1,445          13.2             7.0
 Transportation ...........    1,562          13.2             7.0
 Higher education .........    1,261           8.4             4.4
 Housing ..................    2,671           6.8             3.6
 Industrial development and
  pollution control revenue      924           6.3             3.4
 Other ....................      134           3.6             1.9
                              ------       --------        -------
  Total Municipal .........   26,831         164.5            87.2
                              ------       -------         -------
Non-Municipal
 Asset/mortgage-backed ....      256          15.4             8.1
 International                    53           3.5             1.9
 Investor-owned utilities .    3,559           2.2             1.2
 Other ....................       79           3.0             1.6
                              ------       -------         -------
  Total Non-Municipal .....    3,947          24.1            12.8
                              ------       -------         -------
                              30,778       $ 188.6          100.0%
                              ======       =======          =====

_____________________________
(1) Excludes IMC's $2.7 billion relating to municipal investment agreements guaranteed by MBIA Corp.

         As illustrated by the table above, approximately 46% of the net par amount outstanding of the MBIA Corp. insured portfolio consists of general obligation bonds, which are supported by the full faith and credit and taxing power of state and local governmental issuers, and water, sewer and electric revenue bonds, which are secured by a pledge of revenues imposed and collected by state and local public entities for the provision of essential services. MBIA Corp. seeks to avoid bond issues which entail excessive single project risk, over-capacity or customer contract disputes.

         To date, MBIA Corp. has engaged primarily in insuring municipal bonds. As of December 31, 1995, of the $188.6 billion outstanding net par amount of obligations insured, $164.5 billion, or 87%, consisted of municipal bonds and $24.1 billion, or approximately 13%, consisted primarily of asset/mortgage-backed transactions, investor-owned utility obligations and transactions done in the European market.

         The table below shows the diversification by type of insurance written by MBIA Corp. in each of the last five years:


               MBIA Corp. Net Par Amount Insured by Bond Type (1)


BOND TYPE                      1991      1992     1993       1994     1995
---------                      ----      ----     ----       ----     ----
                                     (In millions)
MUNICIPAL
 General obligation .....   $ 6,629   $ 8,951  $ 11,952  $ 11,086   $10,127
 Utilities ..............     2,903     5,975     9,293     4,858     5,018
 Health care ............     3,715     4,401     6,342     3,655     2,913
 Special Revenue ........     1,475     2,776     3,246     1,888     1,935

 Transportation .........     1,202     2,283     3,419     1,747     2,624
 Higher Education .......     1,052     1,532     2,126     1,346     1,264
 Housing ................       744       592       469

                                                              876     1,962
 Other ..................       839       966     1,532     2,061     2,395
                                ---       ---     -----     -----     -----
  TOTAL MUNICIPAL .......    18,559    27,476     8,379    27,517    28,238
                            -------   -------   -------   -------   -------

NON-MUNICIPAL
 Asset/mortgage-backed ..       443     2,842     3,581     4,832     7,766
 International                   --        --       190     1,948     1,514
 Investor-owned utilities       418       476       642       643       412
 Other ..................        --       693       907       712       877
                            -------   -------   -------   -------   -------
  Total Non-Municipal ...       861     4,011     5,320     8,135    10,569
                            -------   -------   -------   -------   -------
                           $ 19,420  $ 31,487  $ 43,699  $ 35,652   $38,807
                           ========  ========  ========  ========  ========
----------
(1) Par amount insured each year, net of reinsurance.

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


                      MBIA Corp. Insured Portfolio By State
                           as of December 31, 1995 (1)

                                Number of      Net Par       % of Net
                                  Issues        Amount      Par Amount
                                Outstanding  Outstanding    Outstanding
                                -----------  -----------    -----------
                                            (In billions)

State
California                         3,122       $ 25.6           13.6%
New York                           4,679         15.2            8.0
Florida                            1,684         14.6            7.8
Pennsylvania                       2,143         10.5            5.6
Texas                              2,031         10.4            5.5
New Jersey                         1,730          8.7            4.6
Illinois                           1,090          8.1            4.3
Ohio                               1,017          5.3            2.8
Massachusetts                      1,070          5.1            2.7
Michigan                           1,012          4.1            2.2
All other states                  11,147         77.5           41.0
                                  ------        -----          -----
 Total United States              30,725        185.1          98.1%
                                  ------        -----          ----

International                         53          3.5           1.9
                                      --          ---           ---
                 Total            30,778       $188.6         100.0%
                                  ======       ======         =====

----------
(1) Excludes IMC's $2.7 billion relating to municipal investment agreements guaranteed by MBIA Corp.

         MBIA Corp. has underwriting guidelines that limit the net insurance in force for any one insured credit. MBIA Corp. has not exceeded any applicable regulatory single-risk limit with respect to any bond issue insured by it. As of December 31, 1995, MBIA Corp.'s net par amount outstanding for its ten largest insured credits totalled $9.1 billion, representing 4.9% of MBIA Corp.'s total net par amount outstanding, and was as follows:

                    MBIA Corp.'s Ten Largest Insured Credits
                             as of December 31, 1995
                                                                  Net Par
                                                                  Amount
                                                                Outstanding
                                                                -----------
                                                               (In millions)
   Puerto Rico Unlimited General Obligations                       $1,085
   Louisiana State Unlimited General Obligations                    1,036
   City of New York Unlimited General Obligations                     979
   New Jersey Single Family Mortgage Revenue Obligations              957
   District of Columbia Unlimited General Obligations                 926
   Massachusetts Unlimited General Obligations                        878
   Los Angeles City Waste Water                                       829
   Sacramento Municipal Utilities District, Electric Revenue          825
   New York Municipal Water Finance Authority                         806
   Ohio Public Building Authority Lease                               777


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


 Other Secondary Market Insurance. MBIA Corp. provides insurance on whole and partial maturities for bond issues which are being traded in the secondary market in response to requests from bond traders and institutions. MBIA Corp. charges the purchaser of this insurance a single premium payable upon issuance of the policy for insuring the designated bonds to maturity.

         The following table indicates the percentage of net par outstanding with respect to each type of insured program:

                      MBIA CORP. TYPES OF INSURED PROGRAMS
                             AS OF DECEMBER 31, 1995

                                               NET PAR
                                               AMOUNT             % OF NET
TYPE OF PROGRAM                              OUTSTANDING         PAR AMOUNT
                                            (IN BILLIONS)       OUTSTANDING

New issue                                     $163.0                86.4%
Secondary market issues
 Unit investment trusts .................        5.7                 3.0
 Mutual funds ...........................        0.3                 0.2
 Other secondary market issues ..........       19.6                10.4
                                              ------               -----
  Total .................................     $188.6               100.0%
                                              ======               =====



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

         The Public Finance Group, the Secondary Market Group and the Structured Finance Department each have underwriting authority with respect to certain categories of business and with respect to credits up to a certain par amount per category. As a result, they are responsible for analyzing and approving approximately 80% of the number of issues insured (representing 47% of the gross par value insured), although their underwriting decisions are monitored by the Underwriting Policy and Review Division which is responsible for ascertaining that MBIA Corp.'s underwriting guidelines and procedures are being followed.

         With respect to larger, complex or unique credits, as well as all asset/mortgage-backed transactions and international transactions, MBIA Corp.'s review and approval procedure has two stages. The first stage consists of transaction screening and in-depth credit review and structuring by the appropriate department within the Insurance Operations Division. The second stage, final review and approval of credit and structure, is performed by the Underwriting, Policy and Review Division. Pricing, in all cases, is carried out by the Market Research Group in the Insurance Operations Division, and the continuing review of insured issues is administered by the Insured Portfolio Management Group.

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

               In order to ensure that the existing guidelines are followed, the Underwriting, Policy and Review Division monitors and periodically reviews underwriting decisions made by the Insurance Operations Division. In addition, on large, unique or complex transactions and on all asset/mortgage-backed transactions and international transactions (estimated to be about 20% of the number of issues or 53% of the gross par value insured by MBIA Corp.), the final underwriting decisions are made by the Underwriting Policy and Review Division.

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

         INSURED PORTFOLIO MANAGEMENT:

               The Insured Portfolio Management Group is responsible for monitoring outstanding issues insured by MBIA Corp. This group's first function is to detect any deterioration in credit quality or changes in the economic or political environment which could interrupt the timely payment of debt service on an insured issue. Once a problem is detected, the group then works with the issuer, trustee, bond counsel, underwriters and other interested parties to deal with the concern before it develops into a default.

               Although MBIA Corp. has to date had only eight insured issues requiring claim payments for which it has not been fully reimbursed, there are seven additional insured issues for which case loss reserves have been established (see "Losses and Reserves" below). Other potential losses have been avoided through the early detection of problems and subsequent negotiations with the issuer and other parties involved. In a limited number of instances, the solution involved the restructuring of insured issues or underlying security arrangements. More often, MBIA Corp. utilizes a variety of other techniques to resolve problems, such as enforcement of covenants, assistance in resolving management problems and working with the issuer to develop potential political solutions. Issuers are under no obligation to restructure insured issues or underlying security arrangements in order to prevent losses. Moreover, MBIA Corp. is obligated to pay amounts equal to defaulted interest and principal payments on insured bonds on their respective due dates even if the issuer or other parties involved refuse to restructure or renegotiate the terms of the insured bonds or related security arrangements. The Company believes that early detection and continued involvement by the Insured Portfolio Management Group are crucial in avoiding or minimizing claims on insurance policies.


               Once an obligation is insured, the issuer and the trustee are asked, or in some cases required, to furnish financial information, including audited financial statements, annually to the Insured Portfolio Management Group for review. Potential problems uncovered through this review, such as low operating fund balances, covenant violations, trustee or servicer problems, tax certiorari proceedings or excessive litigation, could result in an immediate surveillance review and an evaluation of possible remedial actions. The Insured Portfolio Management Group also monitors state finances and budget developments and evaluates their impact on local issuers.

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

INVESTMENT MANAGEMENT SERVICES

     Over the last five years, the Company has undertaken the development of investment management services which capitalize on its capabilities, reputation and marketplace relationships. The Company is delivering these services through a group of subsidiary companies. In 1995, in the aggregate, these new ventures contributed $19.9 million in operating revenues.

               MBIA Municipal Investors Service Corporation ("MBIA/MISC"), was formed as a subsidiary of the Company to provide cash management services for local governments, school districts and similar authorities. As of December 31, 1995, MBIA/MISC, a registered investment advisor, had approximately 1,250 clients and over $2.5 billion of client assets under management. In addition, MBIA/MISC provides fund administration services to over 230 clients with invested assets of $154 million. MBIA/MISC is operating in nine states and the Commonwealth of Puerto Rico and plans to continue its expansion into additional states in the near term.

               In 1993, the Company formed a wholly-owned subsidiary, MBIA Investment Management Corp. ("IMC"), to provide an investment vehicle in the form of investment agreements guaranteed as to principal and interest, for states, municipalities and municipal authorities. IMC's agreements are structured with individual terms and draw schedules and the length of the agreements ranges from one month to forty years. At year-end, IMC had outstanding investment agreements of $2.6 billion.

               In 1994, the Company formed a wholly-owned subsidiary, MBIA Securities Corp. ("SECO"), to perform investment management services for the Company, MBIA Corp., MBIA/MISC and IMC. SECO performs internal fixed-income trading and portfolio management offering the Company greater control over its investment management activities. At year-end, SECO was managing more than $5 billion of assets for MBIA Corp., IMC and MBIA/MISC.



COMPETITION

         The financial guarantee insurance business is highly competitive. In 1995 MBIA Corp. was the largest insurer of new issue long-term municipal bonds, accounting for 42% of the par amount of such insured bonds. The other principal insurers in 1995 were AMBAC Indemnity Corporation, Financial Guaranty Insurance Company, Financial Security Assurance Inc. and Capital Guaranty Insurance Co., all of which, like MBIA Corp., have Aaa and AAA claims-paying ratings from Moody's and S&P, respectively. According to Asset Sales Report, in 1995 MBIA Corp. was the leading insurer of new issue asset/mortgage-backed securities. The three principal competitors in this area in 1995 were Capital Markets Assurance Corp., Financial Security Assurance and Financial Guaranty Insurance Company.

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

         There are minimum capital requirements imposed on a financial guarantee insurer by Moody's and S&P to obtain Triple-A claims-paying ratings. Also, under a New York law, multiline insurers are prohibited from writing financial guarantee insurance in New York State, except during a transitional period which, subject to certain specific conditions, will expire in May 1997. See "Business--Regulation." However, there can be no assurance that major multiline insurers or other financial institutions will not participate in financial guarantee insurance in the future, either directly or through monoline subsidiaries.

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

         As of December 31, 1995, MBIA Corp. retained approximately 87% of the gross debt service outstanding of all municipal bonds insured by it, MBIA Assurance and MBIA Illinois, and ceded approximately 13% to treaty and facultative reinsurers. MBIA Corp.'s and MBIA Illinois' principal reinsurers are Enhance Reinsurance Company, Capital Re Management Corporation, Asset Guaranty Reinsurance Co. and Capital Mortgage Reinsurance Company The first two of these reinsurers, whose claims paying ability is rated Triple-A by S&P and Moody's, reinsured approximately 67% of the total ceded insurance in force at December 31, 1995. The other principal reinsurers are rated AA by S&P. All other reinsurers reinsured less than 5% of the total ceded insurance in force at December 31, 1995 and are diversified geographically and by lines of insurance written. MBIA Corp.'s net retention on the policies it writes varies from time to time depending on its own business needs and the capacity available in the reinsurance market. The amounts of reinsurance ceded at December 31, 1995 and 1994 by bond type and by state are set forth in Note 12 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

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

INVESTMENTS AND INVESTMENT POLICY

         The Finance Committee of the Board of Directors of the Company approves the general investment objectives and policies of the Company, and also reviews more specific investment guidelines. The Company has investment management and advisory agreements with an affiliate of a principal shareholder, which provides for payment of fees on assets under management. These agreements were terminated on January 1, 1996 at which time SECO commenced management of all of MBIA Corp.'s consolidated investment portfolios. Certain investments of the Company and MBIA Assurance related to non-U.S. insurance operations are managed by independent managers in France.

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


         For 1995, approximately 72% of the Company's net income was derived from after-tax earnings on its investment portfolio (excluding the amounts earned on investment agreement assets which are recorded as a component of investment management services revenues). The following table sets forth investment income and related data for the years ended December 31, 1993, 1994 and 1995:


                      Investment Income of the Company (1)


                                                    Years Ended December 31,
                                                   1993       1994       1995
                                                   ----       ----       ----
                                                         (In thousands)

Investment income before expenses (2)            $181,598   $196,662   $222,704
Investment expenses                                 2,714      2,809      2,846
                                                 --------   --------   --------
Net investment income before income taxes         178,884    193,853    219,858
Net realized gains                                  9,727     10,335     11,312
                                                 --------   --------   --------
Total investment income before income taxes      $188,611   $204,188   $231,170
                                                 ========   ========   ========

Total investment income after income taxes       $159,844   $175,007   $196,269
                                                 ========   ========   ========

----------
    (1) Excludes investment income and realized gains and losses from investment management services subsidiaries.
    (2) Includes taxable and tax-exempt interest income.

         The tables below set forth the composition of the Company's investment portfolios. The weighted average yields in the tables reflect the nominal yield on book value as of December 31, 1995, 1994 and 1993.


                      Investment Portfolio by Security Type
                             as of December 31, 1995

                                                                                 Investment
                                          Insurance                          Management Services
                                    -------------------------------   -----------------------------------
Investment Category ............    Fair Value     Weighted            Fair Value         Weighted
                                   (in thousands)  Average Yield(1)   (in thousands)    Average Yield (1)
                                   -------------- -----------------   -----------------------------------

Fixed income investments:
 Long-term Bonds:
  Taxable Bonds:
    U.S. Treasury & Agency
     Obligations ..................    $ 265,209      6.82%           $ 1,028,805         5.90%
    GNMAs.........................        58,853      7.07                141,957         7.01
    Other Mortgage & Asset
     Backed Securities ............      137,542      6.71                702,144         5.58
    Corporate Obligations ..........     366,076      6.12                520,236         6.29
    Foreign Obligations (2) ........      98,620      6.08                122,692         6.86
                                       ---------                         --------
     Total..........................     926,300      6.46              2,515,834         6.00
  Tax-exempt Bonds:
    State & Municipal ..............   2,726,321      7.76                     --           --
                                       ---------                       ----------
     Total long-term investments ....  3,652,621      7.44              2,515,834         6.00
  Short-term investments (3) ........    198,035      6.49                226,792         5.48
                                       ---------                        ---------
     Total fixed income investments .  3,850,656      7.39%             2,742,626         5.96%
Other investments (4) ..............      14,064        --                     --           --
                                       ---------                        ---------
     Total investments .............  $3,864,720        --             $2,742,626           --
                                      ==========                       ==========

 (1) Prospective market yields as of December 31, 1995. Yield on tax-exempt bonds is presented on a taxable equivalent basis using a 35% federal income tax rate.
 (2) Consists of U.S. demoninated foreign governments and corporate  securities.
 (3) Taxable and tax-exempt investments, including bonds with a remaining maturity of less than one year.
 (4) Consists of equity investments and other fixed income investments; yield information not meaningful.

                      Investment Portfolio by Security Type
                             as of December 31, 1994

                                                                                 Investment
                                          Insurance                          Management Services
                                    ------------------------------- -----------------------------------
Investment Category ............    Fair Value     Weighted            Fair Value         Weighted
                                   (in thousands)  Average Yield(1)   (in thousands)    Average Yield (1)
                                   -------------- -----------------  -----------------------------------

Fixed income investments:
 Long-term Bonds:
  Taxable Bonds:
    U.S. Treasury & Agency
     Obligations ..................    $ 180,405      8.52%            $   477,530         7.15%
    GNMAs  ........................       70,476      8.76                 102,903         8.38
    Other Mortgage & Asset
     Backed Securities ..............    111,611      8.69                 680,530         7.27
    Corporate Obligations ..........     235,839      8.44                 208,371         8.70
    Foreign Obligations (2) ........      98,558      8.46                  53,916         8.70
                                          ------                         ---------
     Total..........................     696,889      8.54               1,523,250         7.55
  Tax-exempt Bonds:
    State & Municipal ..............   2,355,017      9.46                      --           --
                                      ----------                        ----------
     Total long-term investments ....  3,051,906      9.25               1,523,250         7.55
 Short-term investments (3) ........     121,384      5.56                 152,685         6.48
                                       ---------                         ---------
     Total fixed income investments .  3,173,290      9.11%              1,675,935         7.46%
Other investments (4) ..............      17,550        --                      --           --
                                       ---------                         ---------

    Total investments ..............  $3,190,840        --              $1,675,935           --
                                      ==========                        ==========


(1) Prospective market yields as of December 31, 1994. Yield on tax-exempt bonds is presented on a taxable equivalent basis using a 35% federal income tax rate.
(2) Includes direct obligations of foreign governments and foreign corporations.
(3) Taxable and tax-exempt investments, including bonds with a remaining maturity of less than one year.
(4) Consists of marketable equity securities and interests in limited partnerships; yield information not meaningful

                      Investment Portfolio by Security Type
                             as of December 31, 1993

                                                                                 Investment
                                          Insurance                          Management Services
                                    ------------------------------- -----------------------------------
Investment Category ............   Amortized Cost     Weighted        Amortized Cost      Weighted
                                   (in thousands)  Average Yield(1)   (in thousands)    Average Yield (1)
                                   --------------------------------  -----------------------------------

Fixed income investments:
 Long-term Bonds:
  Taxable Bonds:
    U.S. Treasury & Agency
     Obligations ..................   $  256,388      7.74%             $  107,358      5.10%
    GNMAs .........................       73,880      8.18                      --        --
    Other Mortgage & Asset
     Backed Securities ..............     49,862      6.68                 274,423      4.57
    Corporate Obligations ..........     227,495      7.31                  19,191      6.68
    Foreign Obligations (2) ........     135,489      7.31                  15,420      6.94
                                       ---------                          - ------
     Total..........................     743,114      7.51                 416,392      4.89
  Tax-exempt Bonds:
    State & Municipal ..............   2,053,585      9.46                      --        --
                                       ---------                        ----------
     Total long-term investments ....  2,796,699      8.94                 416,392      4.89
 Short-term investments (3) ........     104,205      4.69                 122,359      3.26
                                       ---------                         ---------
     Total fixed income investments    2,900,904      8.79%                538,751      4.52%
Other investments (4) ..............     104,681        --                      --        --
                                       ---------                         ---------

     Total investments .............. $3,005,585        --              $  538,751        --
                                      ==========                        ==========

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

         The average maturity of the insurance fixed income portfolio excluding short-term investments as of December 31, 1995 was 10.1 years. After allowing for estimated principal pre-payments on mortgage pass-through securities, the duration of the portfolio was 6.8 years.

         The table below sets forth the distribution by maturity of the Company's consolidated fixed income investments:

           Distribution of Fixed Income Investments of the Company by Maturity
                             as of December 31, 1995

                                                                                   INVESTMENT
                                               INSURANCE                       MANAGEMENT SERVICES
       MATURITY                       FAIR VALUE       % OF TOTAL          FAIR VALUE      % OF TOTAL
                                      (IN THOUSANDS)   FIXED INCOME       (IN THOUSANDS)  FIXED INCOME
                                                       INVESTMENTS                        INVESTMENTS
Within 1 year .....................   $  198,035          5.1%            $  226,793             8.3%
Beyond 1 year but within 5 years ...     567,809         14.8                870,410            31.7
Beyond 5 years but within 10 years     1,340,550         34.8                331,193            12.1
Beyond 10 years but within 15 years      902,002         23.4                364,393            13.3
Beyond 15 years but within 20 years      790,008         20.5                302,659            11.0
Beyond 20 years ...................       52,252          1.4                647,178            23.6
                                      ----------        -----             ----------            ----


Total fixed income investments ....   $3,850,656        100.0%            $2,742,626          100.0%
                                      ==========        =====             ==========          =====

         The quality distribution of the Company's fixed income investments based on ratings of S&P was as shown in the table below:



                 Fixed Income Investments by Quality Rating (1)
                             as of December 31, 1995

                                                                                    INVESTMENT
                                                INSURANCE                      MANAGEMENT SERVICES
       QUALITY RATING                   FAIR VALUE      % OF TOTAL         FAIR VALUE      % OF TOTAL
                                      (IN THOUSANDS)   FIXED INCOME       (IN THOUSANDS)  FIXED INCOME
                                                       INVESTMENTS                        INVESTMENTS
AAA ....                               $1,392,241        37.0%             $1,911,117          73.6%
AA .....                                1,404,999        37.4                 136,757           5.3
A ......                                  860,645        22.9                 547,739          21.1
BBB...                                    103,023         2.7                      --            --
BB .....                                       --          --                      --            --
                                       ----------       -----              ----------         -----
   Total                               $3,760,908       100.0%             $2,595,613         100.0%
                                       ==========       =====              ==========         =====

         (1) Excludes short-term investments with an original maturity of less than one year, but includes bonds having a remaining maturity of less than one year.

REGULATION

         MBIA Corp. is licensed to do insurance business in, and is subject to insurance regulation and supervision by, the State of New York (its state of incorporation), the 49 other states, the District of Columbia, France, Guam, the Northern Mariana Islands, the U.S. Virgin Islands and Puerto Rico and the Republic of France. MBIA Illinois is licensed in, and is subject to insurance regulation and supervision by, the State of Illinois (its state of incorporation), 47 other states, the District of Columbia and Puerto Rico. MBIA Assurance is licensed to do insurance business in France and is subject to regulation under the corporation and insurance laws of the Republic of France. The extent of state insurance regulation and supervision varies by jurisdiction, but New York, Illinois and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies. These laws prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. is required to file detailed annual financial statements with the New York Insurance Department and similar supervisory agencies in each of the other jurisdictions in which it is licensed. MBIA Illinois is required to file detailed annual financial statements with the Illinois Department of Insurance and similar supervisory agencies in each of the other jurisdictions in which it is licensed. The operations and accounts of both MBIA Corp. and MBIA Illinois are subject to examination by these regulatory agencies at regular intervals.

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

         As financial guarantee insurers, MBIA Corp. and MBIA Illinois are required by the laws of New York, California, Connecticut, Florida, Illinois, lowa, New Jersey and Wisconsin to maintain contingency reserves on their municipal bond and other financial guarantee liabilities. Under New Jersey, Illinois and Wisconsin regulations, contributions by such an insurer to its contingency reserves are required to equal 50% of earned premiums on its municipal bond business. Under New York law, such an insurer is required to contribute to contingency reserves 50% of premiums as they are earned on policies written prior to July 1, 1989 and, with respect to policies written on and after July 1, 1989, must make contributions over a period of 15 or 20 years (based on issue type), or until the contingency reserve for such insured issues equals the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.5%, depending upon the type of obligation guaranteed. California, Connecticut, Iowa and Florida law impose a generally similar requirement. In each of these states, MBIA Corp. and MBIA Illinois may apply for release of portions of the contingency reserves in certain circumstances.

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

     To the extent that specific insured issues are identified as currently or likely to be in default, the present value of the expected payments, including costs of settlement, net of expected recoveries, is allocated within the total loss reserve as a case basis reserve. At December 31, 1995, $14.5 million of the $42.5 million reserve for loss and loss adjustment expense represents case basis reserves, of which $12.4 million is attributable to a health care financing in Pennsylvania, $2.4 million is attributable to various housing financings in Texas and $(0.3)million is attributable to salvage accrued on a structured finance issue.

         The Company believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate net cost of claims. Such reserves are based on estimates, and there can be no assurance that the ultimate liability will not exceed such estimates. To the extent that actual case losses for any period are less than the unallocated portion of total loss reserve, there will be no impact on the Company's earnings for that period other than an addition to the reserve which results from applying the loss rate factor to new debt service insurance. To the extent that case losses, for any period, exceed the unallocated portion of the total loss reserve, the excess will be charged against the Company's earnings for that period. The Company periodically evaluates the appropriateness of the loss rate factor based on actual case loss experience.


SAP RATIOS

        The financial statements in this Form 10-K are prepared on the basis of GAAP. For reporting to state regulatory authorities, SAP is used.
See Note 3 to the Consolidated Financial Statements of MBIA Inc. and
Subsidiaries.

         The SAP combined ratio is a traditional measure of underwriting profitability for insurance companies. The SAP loss ratio (which is losses incurred divided by premiums earned), SAP expense ratio (which is underwriting expenses divided by net premiums written) and SAP combined ratio (which is the sum of the loss and expense ratios) for MBIA Corp. and for the financial guarantee industry, which includes the monoline primary insurers (including MBIA Corp.) and monoline reinsurers, are shown in the table below:

                                             Years Ended December 31,
                                       1992         1993       1994      1995
MBIA Corp. .....................
 Loss ratio ....................        2.4%       (3.5)%       9.8%     0.4%
 Expense ratio .................       18.3        17.6        22.9      20.8
 Combined ratio                        20.7        14.1        32.7      21.2
Financial guarantee industry (1)
 Loss ratio ....................       13.8%        0.7%       11.3%      *
 Expense ratio .................       24.8        23.8        36.3       *
 Combined ratio ................       38.6         4.5        47.6       *

----------------------
(1) Industry statistics were taken from the 1994 Annual Report of the Association of Financial Guaranty Insurors.
*   Not Available.

                                      -19

         The SAP loss ratio differs from the GAAP loss ratio because the GAAP ratio recognizes a provision for unidentified losses. The SAP expense ratio varies from the GAAP expense ratio because the GAAP ratio recognizes the deferral of policy acquisition costs and includes the amortization of purchase accounting adjustments, principally goodwill. In addition, the SAP expense ratio is calculated using premiums written while the GAAP expense ratio uses premiums earned.

         Net insurance in force, qualified statutory capital (which is comprised of policyholders' surplus and the contingency reserve), and policyholders' leverage ratios for MBIA Corp. and for the financial guarantee industry are shown in the table below:

                                                    AS OF DECEMBER 31,
                                        1992          1993      1994      1995
                                                 (DOLLARS IN MILLIONS)
MBIA Corp. ............
 Net insurance in force ........     $223,056     $266,784   $304,502   $344,037
 Qualified statutory capital ....       1,300        1,517      1,731      2,018
 Policyholders' leverage ratio ..       172:1        176:1      176:1      171:1
Financial guarantee industry (1)
 Net insurance in force ......       $586,579     $704,569   $785,126        *
 Qualified statutory capital            4,392        5,195      5,807        *
 Policyholders' leverage ratio          134:1        136:1      135:1        *

------------------------
(1) Industry statistics were taken from the 1994 Annual Report of the Association of Financial Guaranty Insurors.
*    Not Available.


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

         In 1993, MBIA Corp. had financial ratio values within the NAIC test ranges for all ratios except loss-related ratios. MBIA Corp. fell below the NAIC test range values of 0% to +25% for the three loss reserve development ratios due to the reduction in expected losses related to the Aurora salvage. In 1994 and 1995, MBIA Corp. had financial ratio values within the NAIC test ranges for all ratios.

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

RATING AGENCIES

         Moody's, S&P and Fitch perform periodic reviews of MBIA Corp. and other companies providing financial guarantee insurance. Their reviews focus on the insurer's underwriting policies and procedures and on the issues insured. Additionally, each rating agency has certain criteria as to exposure limits and capital requirements for financial guarantors.

         The rating agencies have reaffirmed their Triple-A claims-paying ratings assigned to MBIA Corp., MBIA Illinois and to MBIA Assurance. The rating for MBIA Illinois is based in significant part on the reinsurance agreement between MBIA Corp. and MBIA Illinois. The rating of MBIA Assurance is based in significant part on the reinsurance agreement between MBIA Corp. and MBIA Assurance and the net worth maintenance agreement between the two parties. See "Business--Reinsurance."

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

CREDIT AGREEMENT

         MBIA Corp. entered into a Credit Agreement, dated as of December 29, 1989, which has been amended from time to time (the "Credit Agreement") with Credit Suisse, New York Branch ("Credit Suisse") to provide MBIA Corp. with an unconditional, irrevocable line of credit. The Credit Agreement was amended and restated by the First Restated Credit Agreement, dated as of October 1, 1993 as amended by the First Amendment, dated as of September 23, 1994 among MBIA Corp., Credit Suisse, as Agent and a consortium of highly rated banks, including Credit Suisse. The line of credit is available to be drawn upon by MBIA Corp., in an amount up to $650 million, after MBIA Corp. has incurred, during the period commencing October 1, 1995 and ending September 30, 2002, cumulative losses (net of any recoveries) in excess of the greater of $500 million or 6.25% of average annual debt service. The obligation to repay loans made under the Credit Agreement is a limited recourse obligation of MBIA Corp. payable solely from, and secured by a pledge of, recoveries realized on defaulted insured obligations, from certain pledged installment premiums and other collateral. Borrowings under the Credit Agreement are repayable on the expiration date of the Credit Agreement. The current expiration date of the Credit Agreement is September 30, 2002, subject to annual extensions under certain circumstances. The Credit Agreement contains covenants that, among other things, restrict MBIA Corp.'s ability to encumber assets or merge or consolidate with another entity.

EMPLOYEES

         As of March 22, 1996, the Company had 366 employees. No employee is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.


EXECUTIVE OFFICERS

         The executive officers of the Company and their present ages and positions with the Company are set forth below.

  NAME                     AGE     POSITION AND TERM OF OFFICE
  David H. Elliott          54     Chairman and Chief Executive Officer
                                   (officer since 1986)
  Richard L. Weill          53     President (officer since 1989)
  James E. Malling          54     Executive Vice President (officer since 1991)
  Hilda H. Boas*            64     Senior Vice President (officer since 1992)
  Janis S. Christensen      46     Senior Vice President (officer since 1992)
  Louis G. Lenzi            47     General Counsel and Secretary
                                   (officer since 1986)
  Kevin D. Silva            42     Senior Vice President
  Julliette S. Tehrani      49     Senior Vice President and Chief Financial
                                   Officer(officer since 1987)
  Christopher W. Tilley     40     Senior Vice President and Treasurer
                                   (officer since 1994)
  Arthur M. Warren*         61     Senior Vice President and
                                   Chief Financial Officer (officer since 1987)
  *Retired on January 2, 1996

         David H. Elliott is the Chairman and Chief Executive Officer of the Company and of MBIA Corp. From 1986 to 1991, he served as the President and Chief Operating Officer of the Company and MBIA Corp He is a director of MBIA Corp. and was the President of the Association from 1976 to 1980 and from 1982 through 1986.

         Richard L. Weill is President of the Company and of MBIA Corp., in charge of the Insurance Operations Division of MBIA Corp., and a director of MBIA Corp. From 1989 through 1991, Mr. Weill was General Counsel and Corporate Secretary of the Company. Mr. Weill was previously a partner with the law firm of Kutak Rock, with which he had been associated from 1969 to 1989.

         James E. Malling is an Executive Vice President of the Company and the head of the Corporate Marketing, Corporate Development and Management Services Division, as well as a director of MBIA Corp. Mr. Malling was the President of the International Finance Division of CIGNA Corporation from 1984 to 1990 and also served as a director of the Company from December of 1986 to December 31, 1990.


         Kevin D. Silva is Senior Vice President of the Company and MBIA Corp. and a director of MBIA Corp. He has been in charge of the Management
Services Division of MBIA Corp. since joining the Company in late 1995.

         Janis S. Christensen is Senior Vice President of the Company and MBIA Corp., head of the Underwriting Policy and Review Division and a director of MBIA Corp. Ms. Christensen has been responsible for the underwriting function at MBIA Corp. since joining the Company in 1987.

         Louis G. Lenzi is General Counsel of the Company and MBIA Corp. He is also a director of MBIA Corp. Mr.Lenzi has held various legal positions within MBIA Corp. (and MISC) since July of 1984.

         Julliette S. Tehrani is Senior Vice President and Chief Financial Officer of the Company and a director of MBIA Corp. From 1986 to 1995, Ms. Tehrani held the position of Senior Vice President and Controller. Ms. Tehrani has held various positions in the Company's and MlSC's Finance Division since 1978, including the offices of Vice President and Treasurer of MISC from 1982 through 1985.

         Christopher W. Tilley is Senior Vice President and Treasurer of the Company and a director of MBIA Corp. He has held various positions in the Finance Division of the Company since 1989.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The information concerning the market for the Company's Common Stock and certain information concerning dividends appears under the heading "Shareholder Information" on the inside back cover of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference. As of March 22, 1996, there were 446 shareholders of record of the Company's Common Stock. The information concerning dividends on the Company's Common Stock is under "Business--Regulation" in this report.

ITEM 6.  SELECTED FINANCIAL DATA

          The information under the heading "Selected Financial and Statistical Data" as set forth on pages 18-19 of the Company's 1995 Annual Report to Shareholders is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth on pages 20-24 of the Company's 1995 Annual Report to Shareholders is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company, the Report of Independent Accountants thereon by Coopers & Lybrand L.L.P. and the unaudited "Quarterly Financial Information" are set forth on pages 25-43 of the Company's 1995 Annual Report to Shareholders and are incorporated by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANt

          Information regarding directors is set forth under "Election of Directors" in the Company's Proxy Statement, dated March 25, 1996, which is incorporated by reference.

          Information regarding executive officers is set forth under Item 1, "Business--Executive Officers," in this report.

ITEM 11.  EXECUTIVE COMPENSATION

          Information regarding compensation of the Company's executive officers is set forth under "Compensation of Executive Officers" in the Company's Proxy Statement, dated March 25, 1996, which is incorporated by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

          Information regarding security ownership of certain beneficial owners and management is set forth under "Election of Directors" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement, dated March 25, 1996, which is incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information regarding relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated March 25, 1996, which is incorporated by reference.

                                     PART IV
ITEM 14.

      (a) Financial Statements and Financial Statement Schedules and Exhibits.

          1.   FINANCIAL STATEMENTS

          MBIA Inc. has incorporated by reference from the 1995 Annual Report to Shareholders the following consolidated financial statements of the Company:

                                                  Annual Report to Shareholders
                                                               Page(s)
        MBIA INC. AND SUBSIDIARIES

        Report of independent accountants.                         25
        Consolidated statements of income for the years ended      26
        December 31, 1995, 1994 and 1993.
        Consolidated balance sheets at December 31, 1995 and       27
        1994.
        Consolidated statements of changes in shareholders'        28
        equity for the years ended December 31, 1995, 1994 and
        1993.
        Consolidated statements of cash flows for the years        29
        ended December 31, 1995, 1994 and 1993.
        Notes to consolidated financial statements                30-43

          2.   FINANCIAL STATEMENT SCHEDULES

               The following financial statement schedules are filed as part of this report.

          Schedule       Title
          I              Summary of investments,  other than  investments in
                         related parties, at  December  31,  1995.
          III            Condensed   financial   information  of
                         Registrant for December 31, 1995,  1994 and 1993.
          VI             Reinsurance  for the years ended December 31, 1995,
                         1994 and 1993.

               The report of the Registrant's independent accountants with respect to the above listed financial statement schedules is set forth on page 36 of this Form 10-K.

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

          10.04. Endorsement No. 1 to the December 30, 1986 Reinsurance Agreements, dated as of July 1, 1987, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, Aetna Insurance
Company and The  Continental  Insurance  Company,  incorporated  by reference to
Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987(Comm. File No. 1-9583) (the "1987 10-K").

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

          10.10. Endorsement No. 7 to the December 30, 1986 Reinsurance Agreements, effective September 30, 1989, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.10 to the 1989 10-K.
                                      -26-

         10.11. First Amended and Restated Investment Management Agreement, dated as of December 30, 1986, between Aetna Financial Services, Inc. and MBIA Corp., incorporated by reference to Exhibit 10.11 to the 1989 10-K, as amended by Amendment No. 2 to the First Amended and Restated Investment Management Agreement, dated as of October 1, 1994, as modified by a Consent, effective February 28, 1994, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Comm.File No. 1-9583) (the "1994 10-K").

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

          10.16. MBIA Inc. Employees Pension Plan, amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.28 of the Company's Amendment No. 1 to the 1987 S-1, as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.18 to the 1991 10-K, as further amended and restated effective January 1, 1994, incorporated by reference to Exhibit 10.16 to the 1994 10-K.

          10.17. MBIA Inc. Employees Profit Sharing Plan, as amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the 1987 S-1, as further amended by Amendment dated December 8, 1988, incorporated by reference to Exhibit 10.21 to the 1989 10-K, as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.19 to the 1991 10-K, as further amended and restated as of May 7, 1992, incorporated by reference to Exhibit 10.17 to the 1992 10K, as further amended and restated effective January 1, 1994, incorporated by reference to Exhibit 10.17 to the 1994 10-K.

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

          10.21. Indemnification Agreement, dated as of January 5, 1987, among MISC, The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, The Travelers Indemnity Company, Aetna Insurance Company, The Continental Insurance Company and the Company, incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the 1987 S-l.

          10.22. Amended and Restated Shareholders' Agreement, dated as of May 21, 1987, among the Company, Aetna Life and Casualty Company, The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Guaranty Holdings, Inc., Aetna Insurance Company, The Continental Insurance Company and The Fidelity and Casualty Company of New York, incorporated by reference to Exhibit
10.30 to Amendment No. I to the 1987 S-1, as amended by Amendment No. 1 to the Amended and Restated Shareholders' Agreement, dated as of April 1, 1989, as amended by Amendment No. 2 to the Amended and Restated Shareholders' Agreement, dated November 21, 1989, incorporated by reference to Exhibit 10.41 to the 1989 10-K, as amended by Amendment No. 3 to the Amended and Restated Shareholders' Agreement, dated as of November 30, 1990, incorporated by reference to Exhibit
10.28 to the 1990 10-K and as amended by Amendment No. 4 to the Amended and Restated Shareholders' Agreement, dated as of September 30, 1991, incorporated by reference to Exhibit 10.28 to the 1991 10-K.

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

          10.25. Trust Agreement, effective as of December 31, 1989, among BIG Ins., MBIA Corp. and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.55 to the 1989 10-K, as amended by Amendment to Trust Agreement, dated as of February 28, 1995.

          10.26. Investment Management Agreement, dated as of January 5, 1990, between Aetna Financial Services, Inc. and BIG Ins., incorporated by reference to Exhibit 10.57 to the 1989 10-K, as modified by a Consent, effective February 28, 1994, incorporated by reference to Exhibit 10.27 to the 1994 10-K.


          10.27. Surety Bond, dated December 28, 1989, issued by MBIA Corp. to Citibank, N.A. with regard to the payment obligations of Continental Insurance Company (the "Continental Surety Bond"), incorporated by reference to Exhibit
10.62 to the 1989 10-K.

          10.28. The Fiscal Agency Agreement, dated December 27, 1989, between MBIA Corp. and Citibank, N.A., with regard to the Continental Surety Bond, incorporated by reference to Exhibit 10.63 to the 1989 10-K.

          10.29. Surety Bond, dated December 28, 1989, issued by MBIA Corp. to Citibank, N.A. with regard to the payment obligations of CIGNA Property and Casualty Insurance Company (the "CIGNA Surety Bond"), incorporated by reference to Exhibit 10.64 to the 1989 10-K.

 10.30. Fiscal Agency Agreement, dated December 27, 1989, between MBIA Corp. and Citibank, N.A., with regard to the CIGNA Surety Bond, incorporated by reference to Exhibit 10.65 to the 1989 10-K.

          10.31. Amended and Restated Tax Allocation Agreement, dated as of January 1, 1990, between the Company and MBIA Corp., incorporated by reference to Exhibit 10.66 to the 1989 10-K.

          10.32. Endorsement No. 8 to the December 30, 1986 Reinsurance Agreements, effective June 30, 1988, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Comm. File No. 1-9583) (the "1990 10 K")

          10.33. Endorsement No. 9 to the December 30, 1986 Reinsurance Agreements, effective December 31, 1988, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.52 to the 1990 10-K.

          10.34. Endorsement No. 10 to the December 30, 1986 Reinsurance Agreements, effective January 1, 1990, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.53 to the 1990 10-K.

          10.35. Reinsurance Agreement, dated as of December 31, 1990, between MBIA Corp. and Bond Investors Guaranty Insurance Company, incorporated by reference to Exhibit 10.54 to the 1990 10-K.

          10.36. Surety Bond, dated August 24, 1990, issued by MBIA Corp. to Citibank, N.A. with regard to the payment obligations of The Travelers Indemnity Company (the "Travelers Surety Bond"), incorporated by reference to Exhibit
10.59 to the 1990 10-K.

          10.37. Insurer Fiscal Agency Agreement, dated August 24, 1990, between MBIA Corp. and Citibank, N.A. with regard to the Travelers Surety Bond, incorporated by reference to Exhibit 10.60 to the 1990 10-K.

          10.38. Custody Agreement, dated as of December 30, 1986, between MBIA Corp. and Morgan Guaranty Trust Company of New York, as amended by the First Amendment to Custody Agreement, dated as of December 1, 1989, incorporated by reference to Exhibit 10.62 to the 1990 10-K.


          10.39. Closing Agreement, dated September 28, 1990, between Trafalgar House Property, Inc. and MBIA Corp., incorporated by reference to Exhibit 10.64 to the 1990 10-K.

          10.40. Guaranty of Trafalgar House Holdings, Inc., dated as of September 28, 1990, between Trafalgar House Holdings, Inc. and MBIA Corp., incorporated by reference to Exhibit 10.67 to the 1990 10-K.

          10.41. Land-Banked Parking Agreement, dated September 28, 1990, between MBIA Corp. and the Town of North Castle, incorporated by reference to
Exhibit 10.69 to the 1990 10-K.

          10.42. Surety Bond, dated April 5, 1991, issued by MBIA Corp. to Citibank, N.A. with regard to the payment obligations of The Aetna Casualty and Surety Company (the "Aetna Surety Bond"), incorporated by reference to Exhibit
10.73 to the 1991 10-K.

          10.43. The Fiscal Agency Agreement, dated April 5, 1991, between MBIA Corp. and Citibank, N.A. with regard to the Aetna Surety Bond, incorporated by reference to Exhibit 10.74 to the 1991 10-K.

          10.44. Revolving Credit Agreement, dated as of February 15, 1991, between the Company and Credit Suisse, New York Branch, incorporated by reference to Exhibit 10.76 to the 1991 10-K, as amended by the First Amendment to Revolving Credit Agreement, dated as of September 30, 1992, incorporated by reference to Exhibit 10.61 to the 1992 10-K, as further amended by the Second Amendment to Revolving Credit Agreement, dated as of September 30, 1994, incorporated by reference to Exhibit 10.48 to the 1994 10-K

          10.45. Rights Agreement, dated as of December 12, 1991, between the Company and Mellon Bank, N.A., incorporated by reference to the Company's Current Report on Form 8-K, filed on December 31, 1991, incorporated by reference to Exhibit 10.62 to the 1993 10-K, as amended by Amendment to Rights Agreement, dated as of October 24, 1994, incorporated by reference to Exhibit
10.49 to the 1994 10-K.

          10.46. Owner/Contractor Agreement, dated as of June 1, 1991, between MBIA Corp. and Trafalgar House Construction Management, Inc., incorporated by reference to Exhibit 10.77 to the 1991 10-K.

          10.47. Trust Agreement, dated as of December 31, 1991, between MBIA Corp. and Fidelity Management Trust Company, incorporated by reference to
Exhibit 10.64 to the 1992 10-K, as amended by the Amendment to Trust Agreement, dated as of April 1, 1993, incorporated by reference to Exhibit 10.64 to the 1993 10-K, as amended by First Amendment to Trust Agreement, dated as of January 21, 1992, as further amended by Second Amendment to Trust Agreement, dated as of March 5, 1992, as further amended by Third Amendment to Trust Agreement, dated as of April 1, 1993, as further amended by the Fourth Amendment to Trust Agreement, dated as of July 1, 1995.

          10.48. MBIA Inc. Employees Change of Control Benefits Plan, effective as of January 1, 1992, incorporated by reference to Exhibit 10.65 to the 1992 10-K.

          10.49. Investment Management Agreement, dated as of October 8, 1992, between Aetna Financial Services, Inc. and the Company, incorporated by reference to Exhibit 10.66 to the 1992 10-K, as modified by a Consent, effective February 28, 1994, incorporated by reference to Exhibit 10.53 to the 1994 10-K.

          10.50.  Endorsements to the December 30, 1986  Reinsurance  Agreements
(i) Nos. 11 and 12, both effective June 30, 1992; (ii) No. 14, effective November 30, 1990; and (iii) No. 16, effective September 30, 1992, each, between the Company (except with respect to No. 14 which was subsequently assumed by MBIA Corp.) and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company), the Continental Insurance Company, incorporated by reference to Exhibit 10.69 to the 1992 10-K.

          10.51. Surety Bond, dated October 15, 1992, issued by MBIA Corp. to Citibank, N.A. with regard to the payment obligations of Fireman's Fund Insurance Company (the "Fireman's Surety Bond"), incorporated by reference to
Exhibit 10.70 to the 1992 10-K.

          10.52. Fiscal Agency Agreement, dated October 15, 1992, between MBIA Corp. and Citibank, N.A. with regard to the Fireman's Surety Bond, incorporated by reference to Exhibit 10.71 to the 1992 10-K.

          10.53. Indenture, dated as of August 1, 1990, between MBIA Inc. and The First National Bank of Chicago, Trustee, incorporated by reference to
Exhibit 10.72 to the 1992 10-K.

          10.54. Reinsurance Agreement. dated as of August 31, 1993, between The Travelers Indemnity Company and MBIA Corp., incorporated by reference to Exhibit
10.73 to the 1993 10-K.

          10.55. Endorsement No. 15 to the December 30, 1986 Reinsurance Agreements, effective January 1, 1992, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.74 to the 1993 10-K.

          10.56. Endorsement No. 17 to the December 30, 1986 Reinsurance Agreements, effective January 1, 1993, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.75 to the 1993 10-K.
                                      -29

          10.57. Endorsement No. 18 to the December 30, 1986 Reinsurance Agreements, effective April 1, 1993, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.76 to the 1993 10-K.


          10.58. First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994, incorporated by reference to Exhibit 10.63 to the 1994 10-K.

          10.59. Net Worth Maintenance Agreement, dated as of November 1, 1991, between MBIA Corp. and MBIA Assurance S.A., as amended by Amendment to Net Worth Agreement, dated as of November 1, 1991, incorporated by reference to Exhibit
10.79 to the 1993 10-K.

          10.60. Reinsurance Agreement, dated as of January 1, 1993, between MBIA Assurance S.A. and MBIA Corp., incorporated by reference to Exhibit 10.80 to the 1993 10-K.

          10.61. Credit Agreement, dated as of August 31, 1994, among Municipal Bond Investors Assurance Corporation, the Company, Wachovia Bank of Georgia, N.A., Banco Santander, The Sumitomo Bank, Ltd., New York Branch, The Chase Manhattan Bank, N.A., Commerzbank Aktiengesellschaft, The Industrial Bank of Japan, Limited New York Branch and NBD Bank, N.A., and as further amended by the First Amendment to Credit Agreement, dated as of October 14, 1994, incorporated by reference to Exhibit 10.66 to the 1994 10-K, as amended by the Second Amendment to Credit Agreement, dated as of October 31, 1995.

          10.62. Endorsement No. 13 to the December 30, 1986 Reinsurance Agreements, effective December 1, 1990, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, dated as of March, 1993, incorporated by reference to Exhibit 10.67 to the 1994 10-K.

          10.63. Endorsement No. 16 to the December 30, 1986 Reinsurance Agreements, effective September 30, 1992, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, dated as of February 28, 1993, incorporated by reference to Exhibit 10.68 to the 1994 10-K.

          10.64. Endorsement No. 19 to the December 30, 1986 Reinsurance Agreements, effective October 1, 1993, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, dated as of June 30, 1994, incorporated by reference to Exhibit 10.69 to the 1994 10-K.

          10.65. Investment Services Agreement, effective as of April 28, 1995, between MBIA Insurance Corporation and MBIA Securities Corp., as amended by Amendment No. 1, dated as of December 29, 1995.

          10.66. Investment Services Agreement, effective January 2, 1996, between MBIA Insurance Corp. of Illinois and MBIA Securities Corp.

          10.67. Custody Agreement, as of March 1, 1995, between MBIA Corp. and The Chase Manhattan Bank, N.A.

          10.68. Custody Agreement, as of March 1, 1995, between MBIA Corp. and The Chase Manhattan Bank, N.A.

          10.69. Custody Agreement, as of March 1, 1995, between MBIA Inc. and The Chase Manhattan Bank, N.A.

          10.70. MBIA Inc. 1996 Incentive Plan, effective as of January 1, 1996.

         Executive Compensation Plans and Arrangements

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

          10.70. MBIA Inc. 1996 Incentive Plan, effective as of January 1, 1996.

          11. Statement Re Computation of Per Share Earnings.

          13. Annual Report to Shareholders of MBIA Inc. for fiscal year ended December 31, 1995. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this report.

          21. List of Subsidiaries

          23. Consent of Coopers & Lybrand L.L.P.

          24. Power of Attorney

          27. Financial Data Schedule

          99. Additional Exhibits - MBIA Corp. GAAP Financial Statements

          (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company in 1995

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MBIA Inc.
                                                   (Registrant)


Dated:   March 25, 1996                       By/s/David H. Elliott
                                                ---------------------
                                                Name: David H. Elliott
                                                Title: Chairman


         Pursuant to the requirements of Instruction D to Form 10-K under the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.



       SIGNATURE                           TITLE                     DATE

/s/David H. Elliott                Chairman and Director        March 25, 1996
-------------------------------
      David H. Elliott



/s/ Julliette S. Tehrani           Senior Vice President        March 25, 1996
-------------------------------            and
     Julliette S. Tehrani          Chief Financial Officer




/s/ Elizabeth B. Sullivan            Vice President and         March 25, 1996
-------------------------------        Controller
     Elizabeth B. Sullivan



                                          Director              March 25, 1996
-------------------------------
       William O. Bailey



/s/Joseph W. Brown         *              Director              March 25, 1996
------------------------------
      Joseph W. Brown, Jr.



/s/David C. Clapp.         *             Director              March 25, 1996
------------------------------
     David C. Clapp.

       Signature                          Title                     Date



/s/Claire L. Gaudiani       *             Director              March 25, 1996
------------------------------
    Claire L. Gaudiani



                                          Director              March 25, 1996
------------------------------
  William H. Gray, III



/s/Freda S. Johnson          *            Director              March 25, 1996
-------------------------------
  Freda S. Johnson



/s/Daniel P. Kearney        *             Director              March 25, 1996
-------------------------------
  Daniel P. Kearney



/s/James A. Lebenthal            *         Director              March 25, 1996
-------------------------------------
  James A. Lebenthal



/s/Robert B. Nicholas            *         Director              March 25, 1996
-------------------------------------
 Robert B. Nicholas



/s/Pierre-Henri Richard          *         Director              March 25, 1996
-------------------------------------
 Pierre-Henri Richard



/s/John A. Rolls                 *         Director              March 25, 1996
-------------------------------------
  John A. Rolls



-------------------------------------     Director              March 25, 1996
   Richard L. Weill



*By/s/Louis G. Lenzi
               Louis G. Lenzi
               Attorney-in Fact

                       REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------



       To the Board of Directors and Shareholders of MBIA Inc.:

     Our report on the consolidated financial statements of MBIA Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 25 of the 1995 Annual Report to Shareholders of MBIA Inc. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on Page 25 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                    \s\ COOPERS & LYBRAND L.L.P.



New York, New York
January 22, 1996
                                     -34

                               SCHEDULE I

                      MBIA INC. AND SUBSIDIARIES
   SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

                          December 31, 1995
                           (In thousands)


     Column A              Column B     Column C        Column D

                                                      Amount at which
                                                       shown in the
Type of investment           Cost          Value       balance sheet
------------------         ---------    ----------    ---------------
Fixed-maturities

  Bonds:
    United States
      Treasury and
      Government
      agency obligations   $  256,613    $  287,206     $  287,206
    State and municipal
      obligations           2,553,835     2,726,321      2,726,321
    Corporate and other
      obligations           1,790,309     1,863,326      1,863,326
    Mortgage-backed         1,247,265     1,291,602      1,291,602
                           ----------    ----------     ----------
   Total fixed-maturities   5,848,022     6,168,455      6,168,455

Short-term Investments        424,827       XXXXXXX        424,827

Other Investments              13,930       XXXXXXX         14,064

   Total investments       $6,286,779       XXXXXXX     $6,607,346
                           ==========                   ==========

                                  SCHEDULE III

                           MBIA INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                          December 31, 1995    December 31, 1994
                                         ------------------    -----------------
ASSETS
Investments:
 Municipal investment agreement
  portfolio held as
  available-for-sale at fair
  value (amortized cost $837,791)                $  851,328         $      ---
 Other investments                                      ---              5,580
                                                 ----------         ----------
   Total investments                                851,328              5,580

Cash and cash equivalents                            14,106              4,991
Investment in and amounts due from
 wholly-owned subsidiaries                        2,670,383          2,052,540
Accrued investment income                             8,379                ---
Other assets                                          4,001              3,209
                                                 ----------         ----------
   Total assets                                  $3,548,197         $2,066,320
                                                 ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Dividends payable                               $   14,492         $   12,901
 Municipal investment agreements                    892,326               ---
 Long-term debt                                     373,900            298,790
 Short-term debt                                     18,000             17,000
 Deferred income taxes                                4,688                896
 Amounts due to wholly-owned subsidiaries               ---             21,934
 Other liabilities                                   10,525             10,083
                                                 ----------          ---------
   Total liabilities                              1,313,931            361,604
                                                 ----------          ---------

Shareholders' Equity:
 Preferred stock, par value $1 per
  share; authorized shares - 10,000,000;
  issued and outstanding shares - none                  ---               ---
 Common stock, par value $1 per share;
  authorized shares - 200,000,000;
  issued shares - 42,077,387                         42,077             42,077
 Additional paid-in capital                         725,153            719,750
 Retained earnings                                1,261,051          1,057,092
 Cumulative translation adjustment                    2,849                503
 Unrealized appreciation (depreciation) of
  investments, net of deferred income tax
  provision (benefit) of $112,252 and $(46,292)     207,648            (86,560)
 Unearned compensation - restricted stock              (426)               ---
 Treasury stock, at cost - 73,676 shares
  in 1995 and 461,763 shares in 1994                 (4,086)           (28,146)
                                                 ----------         ----------
   Total shareholders' equity                     2,234,266          1,704,716
                                                 ----------         ----------

   Total liabilities and shareholders' equity    $3,548,197         $2,066,320
                                                 ==========         ==========

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                 SCHEDULE III

                          MBIA INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF INCOME
                               (In thousands)


                                             Years Ended December 31
                                      ------------------------------------
                                         1995         1994         1993
                                       --------     --------    ----------
Revenues:
 Net investment income                 $    646     $    786    $   3,555
 Net realized gains                       3,535          ---          786
 Investment management
  services income                         2,929          ---          ---
 Investment management
  services realized losses               (5,735)         ---          ---
 Other income                               ---        1,801          401
                                       --------     --------    ----------
  Total revenues                          1,375        2,587        4,742
                                       --------     --------    ----------

Expenses:
 Interest expense                        27,786       27,036       26,900
 Operating expenses                       2,749        2,202        1,273
                                       --------     --------    ----------
  Total expenses                         30,535       29,238       28,173
                                       --------     --------    ----------

  Loss before income taxes, equity
   in earnings of subsidiaries
   and cumulative effect of
   accounting changes                   (29,160)     (26,651)     (23,431)

Benefit for income taxes                 (9,604)      (9,240)      (8,963)
                                       --------     --------    ----------

  Loss before equity in earnings
   of subsidiaries and
   cumulative effect of
   accounting changes                   (19,556)     (17,411)     (14,468)

Equity in earnings of subsidiaries      290,975      277,620      260,578
                                       --------     --------    ----------

  Net income before cumulative
   effect of accounting changes         271,419      260,209      246,110

  Cumulative effect of
   accounting changes                       ---          ---       12,923
                                       --------     --------    ----------

  Net income                           $271,419     $260,209     $259,033
                                       ========     ========    ==========

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                             SCHEDULE III

                     MBIA INC. (PARENT COMPANY)
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (In thousands)

                                             Years Ended December 31
                                         -------------------------------
                                         1995        1994        1993
                                      ---------   ---------   ----------
Cash flows from operating
  activities:
 Net income                           $ 271,419   $ 260,209   $ 259,033
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Equity in undistributed
    earnings of subsidiaries           (208,075)   (239,620)   (223,501)
   Net realized losses (gains) on
    sales of investments                  2,200         ---        (786)
   (Benefit) provision for deferred
    income taxes                            (50)        (28)         28
   Other, net                            (2,556)     18,088      (1,512)
                                      ---------   ---------   ----------
   Total adjustments to net income     (208,481)   (221,560)   (225,771)
                                      ---------   ---------   ----------
   Net cash provided by
    operating activities                 62,938      38,649      33,262
                                      ---------   ---------   ----------
Cash flows from investing activities:
 Purchase of fixed-maturity
  securities                           (252,125)        ---     (30,041)
 Sale of fixed-maturity securities      246,171      42,728      36,369
 Sale of other investments                6,552         ---         ---
 Purchase for municipal investment
  agreement portfolio, net of
  payable for investments purchased    (940,871)        ---         ---
 Sales from municipal investment
  agreement portfolio, net of
  receivable for investments sold       106,678         ---         ---
 Contributions to subsidiaries          (52,800)    (23,010)     (5,010)
 Advances (to) from subsidiaries, net   (89,550)      3,017       2,119
                                      ---------   ---------   ----------
 Net cash (used) provided by
  investing activities                 (975,945)     22,735       3,437
                                      ---------   ---------   ----------

Cash flows from financing activities:
 Net proceeds from issuance
  of long-term debt                      74,344         ---         ---
 Dividends paid                         (53,179)    (45,513)    (37,342)
 Purchase of treasury stock                 ---     (14,411)    (15,255)
 Proceeds from issuance of
  municipal investment agreements     1,182,298         ---         ---
 Payments for drawdowns of
  municipal investment agreements      (297,679)        ---         ---
 Exercise of stock options               16,338       1,986       7,109
                                      ---------   ---------   ---------
 Net cash provided (used) by
  financing activities                  922,122     (57,938)    (45,488)
                                      ---------   ---------   ----------

Net increase (decrease) in
  cash and cash equivalents               9,115       3,446      (8,789)
Cash and cash equivalents
  -  beginning of year                    4,991       1,545      10,334
                                      ---------   ---------   ---------
Cash and cash equivalents
  -  end of year                      $  14,106   $   4,991   $   1,545
                                      =========   =========   =========
Supplemental cash flow disclosures:
  Income taxes paid                   $     443   $     251   $     392
  Interest paid:
   Long-term debt                        26,575      26,575      26,416
   Short-term debt                        1,228          56         ---

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                  SCHEDULE III

                           MBIA INC. (PARENT COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1. CONDENSED FINANCIAL STATEMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto.


2. SIGNIFICANT ACCOUNTING POLICIES

     The Parent company carries its investments in subsidiaries under the equity method.


3. DIVIDENDS FROM SUBSIDIARY

     Cash  dividends   paid  to  MBIA  Inc.  from  the  Company's   consolidated
subsidiary,  MBIA Corp., were $82,900,000,  $38,000,000 and $50,000,000 in 1995,
1994 and 1993, respectively.

4. OBLIGATIONS UNDER MUNICIPAL INVESTMENT AGREEMENTS

     The municipal investment agreement business, as described in footnotes 2 and 10 to the consolidated financial statements of MBIA Inc. and Subsidiaries (which are incorporated by reference in the 10-K), is conducted by both the Registrant and its wholly owned subsidiary, MBIA Investment Management Corp.

                              SCHEDULE VI

                       MBIA INC. AND SUBSIDIARIES
                              REINSURANCE

            for the Years Ended December 31, 1995, 1994 and 1993
                           (In thousands)

Column A   Column B   Column C   Column D    Column E       Column F
--------   --------   --------   --------    -----------  -------------
Insurance             Ceded      Assumed                    Percentage
Premiums     Gross    to Other   from Other                  of Amount
 Written     Amount    Value     Companies    Net Amount  Assumed to Net
--------   --------   --------   ----------   ----------  --------------

  1995    $336,768    $45,050     $11,719     $303,437         3.9%

  1994    $354,534    $49,281      $6,302     $311,555         2.0%

  1993    $458,979    $47,552     $20,368     $431,795         4.7%

                       Securities and Exchange Commission

                             Washington, D.C. 20549


===============================================================================


                                    Exhibits

                                       to

                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1995
                           Commission File No. 1-9583

================================================================================

                                    MBIA Inc.




                                  Exhibit Index


                   10.25. Trust Agreement, effective as of December 31, 1989, among BIG Ins., MBIA Corp. and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.55 to the 1989 10-K, as amended by Amendment to Trust Agreement, dated as of February 28, 1995.


                   10.47. Trust Agreement, dated as of December 31, 1991, between MBIA Corp. and Fidelity Management Trust Company, incorporated by reference to Exhibit 10.64 to the 1992 10-K, as amended by the Amendment to Trust Agreement, dated as of April 1, 1993, incorporated by reference to Exhibit 10.64 to the 1993 10-K, as amended by First Amendment to Trust Agreement, dated as of January 21, 1992, as further amended by Second Amendment to Trust Agreement, dated as of March 5, 1992, as further amended by Third Amendment to Trust Agreement, dated as of April 1, 1993, as further amended by the Fourth Amendment to Trust Agreement, dated as of July 1, 1995.


                   10.61. Credit Agreement, dated as of August 31, 1994, among Municipal Bond Investors Assurance Corporation, the Company, Wachovia Bank of Georgia, N.A., Banco Santander, The Sumitomo Bank, Ltd., New
         York Branch, The Chase Manhattan Bank, N.A., Commerzbank Aktiengesellschaft, The Industrial Bank of Japan, Limited New York Branch and NBD Bank, N.A., and as further amended by the First Amendment to Credit Agreement, dated as of October 14, 1994, incorporated by reference to Exhibit 10.66 to the 1994 10-K, as amended by the Second Amendment to Credit Agreement, dated as of October 31, 1995.


                   10.65. Investment Services Agreement, effective as of April 28, 1995, between MBIA Insurance Corporation and MBIA Securities Corp., as amended by Amendment No. 1, dated as of December 29, 1995.

                   10.66.  Investment  Services  Agreement,   effective
         January 2, 1996, between MBIA Insurance Corp. of Illinois and MBIA Securities Corp.

                   10.67. Custody Agreement, as of March 1, 1995, between MBIA Corp. and The Chase Manhattan Bank, N.A.

                   10.68. Custody Agreement, as of March 1, 1995, between MBIA Corp. and The Chase Manhattan Bank, N.A.

                   10.69. Custody Agreement, as of March 1, 1995, between MBIA Inc. and The Chase Manhattan Bank, N.A.

                   10.70. MBIA Inc. 1996 Incentive Plan, effective as of January 1, 1996.

         11.       Statement Re Computation of Per Share Earnings.

         13. Annual Report to Shareholders of MBIA Inc. for fiscal year ended December 31, 1995. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this report.

         21.       List of Subsidiaries

         23.       Consent of Coopers & Lybrand L.L.P.

         24.       Power of Attorney

         27.       Financial Data Schedule

         99.       Additional Exhibits - MBIA Corp. GAAP Financial Statements

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company in 1995