Form 10-Q
period 1996-03-31
MBIA INC
filed 1996-05-14
CIK 814585

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 1996


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ NO _____

     As of April 30, 1996 there were outstanding 42,864,351 shares of Common Stock, par value $1 per share, of the registrant.

                                      INDEX

                                                                         PAGE
                                                                         ----

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
        MBIA Inc. and Subsidiaries

        Consolidated Balance Sheets - March 31, 1996
        and December 31, 1995                                              3

        Consolidated Statements of Income - Three months
        ended March 31, 1996 and 1995                                      4

        Consolidated Statement of Changes in Shareholders' Equity
        - Three months ended March 31, 1996                                5

        Consolidated Statements of Cash Flows
        - Three months ended March 31, 1996 and 1995                       6

        Notes to Consolidated Financial Statements                         7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           8 - 14

PART II OTHER INFORMATION, AS APPLICABLE

Item 6. Exhibits and Reports on Form 8-K                                  15


SIGNATURES                                                                16




                                       (2)

                           MBIA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share amounts)

                                                                                  March 31, 1996          December 31, 1995
                                                                            ------------------------     --------------------
                                                                                    (Unaudited)               (Audited)
                   ASSETS
Investments:
   Fixed-maturity securities held as available-for-sale
     at fair value (amortized cost $3,664,571 and $3,428,986)                       $3,784,836               $3,652,621
   Short-term investments, at amortized cost
     (which approximates fair value)                                                   141,412                  198,035
   Other investments                                                                    13,374                   14,064
                                                                                ---------------           -------------
                                                                                     3,939,622                3,864,720
   Municipal investment agreement portfolio held as available-for-sale
     at fair value (amortized cost $2,775,883 and $2,645,828)                        2,803,595                2,742,626
                                                                                ---------------           -------------
       TOTAL INVESTMENTS                                                             6,743,217                6,607,346

Cash and cash equivalents                                                                5,744                   23,258
Accrued investment income                                                               87,681                   87,016
Deferred acquisition costs                                                             140,919                  140,348
Prepaid reinsurance premiums                                                           206,383                  200,887
Goodwill (less accumulated amortization of $39,250 and $41,298)                        105,305                  106,569
Property and equipment, at cost (less accumulated depreciation
   of $18,655 and $17,625)                                                              46,328                   46,030
Receivable for investments sold                                                          8,870                    6,100
Other assets                                                                            60,990                   49,896
                                                                                ---------------           -------------
       TOTAL ASSETS                                                                 $7,405,437               $7,267,450
                                                                                ===============           =============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deferred premium revenue                                                         $1,666,945               $1,616,315
   Loss and loss adjustment expense reserves                                            46,376                   42,505
   Municipal investment agreements                                                   1,993,474                2,026,709
   Municipal repurchase agreements                                                     770,473                  615,776
   Long-term debt                                                                      373,927                  373,900
   Short-term debt                                                                         ---                   18,000
   Deferred income taxes                                                               190,474                  246,736
   Payable for investments purchased                                                    23,410                   10,695
   Other liabilities                                                                    98,384                   82,548
                                                                                ---------------           -------------
       TOTAL LIABILITIES                                                             5,163,463                5,033,184
                                                                                ---------------           -------------

Shareholders' Equity:
   Preferred stock, par value $1 per share; authorized shares--10,000,000;
     issued  and outstanding--none                                                         ---                      ---
   Common stock, par value $1 per share; authorized shares--200,000,000;
     issued shares--42,855,931 and 42,077,387                                           42,856                   42,077
   Additional paid-in capital                                                          781,345                  725,153
   Retained earnings                                                                 1,322,135                1,261,051
   Cumulative translation adjustment                                                       475                    2,849
   Unrealized appreciation of investments, net of
     deferred income tax provision of $51,814 and $112,252                              95,553                  207,648
   Unearned compensation--restricted stock                                                (390)                    (426)
   Treasury stock, at cost; shares--73,676 in 1995                                         ---                   (4,086)
                                                                                ---------------           -------------
       TOTAL SHAREHOLDERS' EQUITY                                                    2,241,974                2,234,266
                                                                                ---------------           -------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $7,405,437               $7,267,450
                                                                                ===============           =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      (3)

                           MBIA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                 (Dollars in thousands except per share amounts)

                                                                        Three months ended
                                                                             March 31
                                                            ------------------------------------------
                                                                   1996                      1995
                                                            ----------------          ----------------
Revenues
     Insurance:
         Gross premiums written                                   $ 120,599                  $ 70,834
         Ceded premiums                                             (14,715)                   (7,080)
                                                            ----------------          ----------------
             Net premiums written                                   105,884                    63,754
         Increase in deferred premium revenue                       (45,532)                  (12,680)
                                                            ----------------          ----------------
             Premiums earned (net of ceded premiums of
                 $9,220 and $7,839)                                  60,352                    51,074
         Net investment income                                       59,098                    52,837
         Net realized gains                                           2,692                     1,724
     Investment management services:
         Income                                                       6,093                     4,202
         Net realized gains                                             968                        33
     Other                                                              994                       910
                                                            ----------------          ----------------
             Total revenues                                         130,197                   110,780
                                                            ----------------          ----------------
Expenses
     Insurance:
         Losses and loss adjustment                                   3,178                     2,033
         Policy acquisition costs, net                                5,900                     5,140
         Operating                                                   10,549                     9,747
     Investment management services                                   3,411                     2,871
     Interest                                                         8,137                     7,050
     Other                                                              448                       417
                                                            ----------------          ----------------
             Total expenses                                          31,623                    27,258
                                                            ----------------          ----------------
Income before income taxes                                           98,574                    83,522

Provision for income taxes                                           20,949                    17,516
                                                            ----------------          ----------------
Net income                                                         $ 77,625                  $ 66,006
                                                            ================          ================
Net income per common share                                        $  1.81                   $  1.57
                                                            ================          ================
Weighted average number of common shares and
     common stock equivalents outstanding                        42,935,589                42,061,641
                                                            ================          ================

         The accompanying notes are an integral part of the consolidated financial statements.

                                      (4)

                           MBIA INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                    For the three months ended March 31, 1996

                     (In thousands except per share amounts)

                                                                                                   Unearned
                       Common Stock      Additional                 Cumulative     Unrealized     Compensation-    Treasury Stock
                      ----------------    Paid-in      Retained    Translation    Appreciation     Restricted     ----------------
                       Shares  Amount     Capital      Earnings     Adjustment   of Investments      Stock        Shares    Amount
                      -------  -------   ----------   ----------   -----------   --------------   -------------   ------   -------
Balance,
 January 1, 1996      42,077   $42,077    $725,153    $1,261,051        $2,849       $207,648       $   (426)        74     $4,086

Net proceeds
 from issuance
 of shares               770       770      54,500           ---           ---            ---            ---        ---        ---

Unearned
 compensation-
 restricted stock        ---       ---         ---           ---           ---            ---             36        ---        ---

Exercise of stock
 options                   9         9       1,692        (1,757)          ---            ---            ---        (74)    (4,086)

Net income               ---       ---         ---        77,625           ---            ---            ---        ---        ---

Change in foreign
 currency
 translation             ---       ---         ---           ---        (2,374)           ---            ---        ---        ---

Change in
 unrealized
 appreciation of
 investments net
 of change in
 deferred income
 taxes of $60,438        ---       ---         ---           ---           ---        (112,095)           ---       ---        ---

Dividends
 (declared and
 paid per common
 share $.345)            ---       ---         ---       (14,784)          ---            ---             ---       ---        ---
                      ------   -------    --------    ----------   -----------   --------------   -------------  -------   --------
Balance,
 March 31, 1996       42,856   $42,856    $781,345    $1,322,135       $  475         $ 95,553       $   (390)      ---     $  ---
                      ======   =======    ========    ==========   ===========   ==============   =============  =======   =========

                          The accompanying notes are an
             integral part of the consolidated financial statements.

                                     (5)

                           MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                       Three months ended
                                                                                            March 31
                                                                                ---------------------------------
                                                                                    1996                1995
                                                                                -------------        ------------
Cash flows from operating activities:
     Net income ....................................................             $  77,625              $  66,006
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Increase in accrued investment income .......................                  (665)                (2,734)
       Increase in deferred acquisition costs ......................                  (571)                (1,634)
       (Increase) decrease in prepaid reinsurance premiums .........                (5,496)                   758
       Increase in deferred premium revenue ........................                51,028                 11,922
       Increase in loss and loss adjustment expense reserves .......                 3,871                  1,885
       Depreciation ................................................                 1,065                    907
       Amortization of goodwill ....................................                 1,264                  1,249
       Amortization of bond discount, net ..........................                (4,547)                  (358)
       Net realized gains on sale of investments ...................                (3,660)                (1,757)
       Deferred income taxes .......................................                 4,176                  3,782
       Other, net ..................................................               (20,636)                21,935
                                                                                 ---------              ---------
       Total adjustments to net income .............................                25,829                 35,955
                                                                                 ---------              ---------

       Net cash provided by operating activities ...................               103,454                101,961
                                                                                 ---------              ---------

Cash flows from investing activities:
     Purchase of fixed-maturity securities, net
       of payable for investments purchased ........................              (329,252)              (182,603)
     Sale of fixed-maturity securities, net of
       receivable for investments sold .............................               146,729                 92,891
     Redemption of fixed-maturity securities, net of
       receivable for investments redeemed .........................                32,644                 16,717
     Purchase of short-term investments, net .......................               (21,243)                (9,908)
     Sale (purchase) of other investments, net .....................                   215                   (863)
     Purchases for municipal investment agreement
       portfolio, net of payable for investments purchased .........              (466,015)              (864,740)
     Sales from municipal investment agreement
       portfolio, net of receivable for investments sold ...........               346,159                284,957
     Capital expenditures, net of disposals ........................                (1,369)                (1,106)
                                                                                 ---------              ---------

       Net cash used by investing activities .......................              (292,132)              (664,655)
                                                                                 ---------              ---------

Cash flows from financing activities:
     Net proceeds from issuance of common stock ....................                55,270                   --
     Dividends paid ................................................               (14,491)               (12,901)
     Proceeds from issuance of municipal investment
       agreements and municipal repurchase agreements ..............               472,745                779,995
     Payments for drawdowns of municipal investment
       agreements and municipal repurchase agreements ..............              (346,390)              (203,833)
     Exercise of stock options .....................................                 4,030                  1,199
                                                                                 ---------              ---------

       Net cash provided by financing activities ...................               171,164                564,460
                                                                                 ---------              ---------

Net (decrease) increase in cash and cash equivalents ...............               (17,514)                 1,766
Cash and cash equivalents - beginning of period ....................                23,258                  7,940
                                                                                 ---------              ---------

Cash and cash equivalents - end of period ..........................             $   5,744              $   9,706
                                                                                 =========              =========

Supplemental cash flow disclosures:
     Income taxes paid .............................................             $   1,206              $     146
     Interest paid:
       Municipal investment agreements and
         municipal repurchase agreements ...........................             $  36,168              $  25,010
       Long-term debt ..............................................                 9,188                  9,188
       Short-term debt .............................................                   193                    281

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      (6)

                           MBIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 1995 for MBIA Inc. and Subsidiaries (the "Company"). The accompanying unaudited consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996. The December 31, 1995 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


2.   Dividends Declared

Dividends declared by the Company during the three months ended March 31, 1996 were $14.8 million.



                                       (7)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------
1996 AND 1995 - FIRST QUARTER RESULTS
- -------------------------------------

MBIA Inc.'s (the "Company" or "MBIA") 1996 first quarter net income increased by 18% to $77.6 million or $1.81 per share compared with $66.0 million or $1.57 per share in the first quarter of 1995.

     Comparing the first quarter of 1996 with 1995, core earnings per share increased by 12% to $1.60. Core earnings, which exclude the net income effects from refundings and calls of insured issues, realized gains and losses, accounting changes and other non-recurring items, are a more indicative measure of MBIA's underlying profit trend. The increase in core earnings was primarily due to the continued combined growth in core premiums earned and net investment income.

     Book value at March 31, 1996 was $52.31 per share, down slightly from $53.19 per share at year-end 1995. This decrease reflected the decline in market value of the Company's fixed-income portfolio resulting from this quarter's steep increase in interest rates, partially offset by the Company's strong operating results. Financial guarantee insurance companies refer to adjusted book value as a more appropriate measure of their company's intrinsic value. Adjusted book value is calculated by adding to book value the after-tax effects of (1) net deferred premiums less deferred acquisition costs and (2) the present value of future installment premiums on outstanding insurance policies. MBIA's adjusted book value per share declined slightly to $76.03 at March 31, 1996 compared with $76.56 at year-end 1995. As with book value, this reflects the impact of the first quarter's increase in interest rates on the market value of the fixed-income portfolio, partially offset by operating results and new business written.


Insurance Operations
- --------------------

MBIA's primary business is to guarantee principal and interest payments on municipal bonds sold in the new issue and secondary markets. The Company also provides financial guarantees for structured finance transactions, investor-owned utility debt and obligations of high-quality financial institutions. In addition, MBIA provides financial guarantees for similar securities in the international markets. The Company is the leading provider of financial guarantees in both domestic and international markets.

     Gross premiums written ("GPW") as reported on the Company's income statements reflect cash premium receipts during the period, which represents

                                      (8)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


upfront premiums received for business originated in the period and installment premiums received for installment-based insurance policies issued in current and prior periods. GPW does not include the present value of future premiums receivable for installment-based insurance policies issued in the period. Although most of MBIA's premiums are collected upfront at policy issuance, MBIA is writing an increasing proportion of installment premium business. MBIA estimates the aggregate present value of its future stream of installment premiums to be $244.0 million at March 31, 1996. To more accurately portray year-to-year changes in new business production, the Company also discloses adjusted gross premiums ("AGP"), which represent upfront premiums and the estimated present value of current period and future installment premiums for installment-based insurance policies issued in the period.

     MBIA's total GPW for first quarter 1996 increased 70% to $120.6 million from $70.8 million in the first quarter of 1995. Total AGP increased 74% to $129.7 million from $74.6 million over the same period.

     The overall long-term new issue municipal bond volume was $36.8 billion for the first quarter of 1996, up 40% from $26.3 billion in the first quarter of last year. The insured portion of the market rose sharply to 52% from 32% in the first quarter of 1996. MBIA continued to lead the industry in market share, capturing 44% of the insured market in the first quarter of 1996 up from 38% in 1995's first quarter. MBIA also insured a record 23% of all new issue municipal par value. Market data are reported on a sale date basis while MBIA's financial results are computed from closing date information. Typically, there can be a one- to four-week delay between the sale date and closing date of an insured issue.

     For the first quarter of 1996, total par value insured by MBIA for new issue and secondary market municipal insurance increased to $9.4 billion from $5.4 billion in the same period last year. Over the same periods, GPW for new issue and secondary market municipal insurance increased 47% to $90.5 million from $61.5 million. Municipal AGP increased by 46% to $88.5 million from $60.7 million in the first quarter of 1995.

     MBIA reported substantial gains in its domestic new issue and secondary market structured finance business insuring a record $3.7 billion of par value in the first quarter of 1996, a 75% gain over last year's first quarter. GPW at $19.2 million reflected a 247% increase over first quarter 1995. Structured finance AGP totaled $28.3 million, up 179% over 1995's first quarter. Structured finance GPW and AGP included $12.1 million of assumed premiums related to an aggregate excess of loss agreement covering $190 million par of first mortgage loans.

                                      (9)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


     MBIA's international operations insured $0.7 billion of new issue and secondary market par value. GPW for international business increased by 204% to $10.1 million from $3.3 million in the first quarter of 1995. International AGP increased by 202% to $10.0 million from $3.3 million in first quarter 1995.

     Ceded premiums to reinsurers from all insurance operations were $14.7 million in the first quarter of 1996, compared with $7.1 million in first quarter 1995, representing 12% and 10% of GPW in the first quarters of 1996 and 1995, respectively. The rate of premium cessions in first quarter 1996 was higher than first quarter 1995 cession rate due to an unusually large cession on one special revenue transaction.

     Premiums received upfront are earned pro rata over the period of risk. Such premiums are allocated to each bond maturity based on par amount and are earned on a straight-line basis over the term of each maturity. Accordingly, the portion of net premiums earned on each policy in any given year represents a relatively small percentage of the total net upfront premium received. The balance represents deferred premium revenue to be earned over the remaining life of the insured bond issue.

     Installment premiums are credited to the deferred premium revenue account in the period in which such premiums are received, and they are recognized as revenue over each installment period -- generally one year or less. The revenue that the Company recognizes from the amortization of deferred premiums for each period, net of the amortization of prepaid reinsurance premiums, is its premiums earned for that period.

     Premiums earned increased 18% to $60.4 million in first quarter 1996 from $51.1 million in first quarter 1995. Earned premiums from scheduled amortization increased by 13% to $48.8 million over last year's first quarter.

     When an MBIA-insured bond issue is refunded or retired early, the outstanding liability associated with the refunded or called portion is extinguished and the related deferred premium revenue is earned immediately, except for any portion which may be applied as a credit towards insuring the refunding bond issue. Earned premiums generated by refunded and called bonds in first quarter 1996 increased to $11.5 million from $8.0 million in first quarter 1995. The amount of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates relative to the coupon rates of the bond issue, the issuer's desire to modify bond covenants and applicable regulations under the Internal Revenue Code.

                                      (10)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


     The fair value of the Company's investment portfolio related to its insurance operations was $3.9 billion as of March 31, 1996. This portfolio generated net investment income of $59.1 million in first quarter 1996, a 12% increase over the $52.8 million generated in the first quarter of 1995. The increase was primarily the result of the growth of investments from continued positive operating cash flows and a modest lengthening of the portfolio's duration. Average invested assets for first quarter 1996 were $3.72 billion at amortized cost compared with $3.30 billion for the first quarter of 1995. Net realized capital gains in first quarter 1996 were $2.7 million, compared with $1.7 million in the prior year's first quarter.

     The average credit quality rating of the fixed-income investments at March 31, 1996 was Double-A. Tax-exempt securities represented 73% of the portfolio at March 31, 1996 compared with 72% at December 31, 1995.

     The provision for losses and loss adjustment expenses during the first quarter of 1996 was $3.2 million compared with $2.0 million in 1995's first quarter, representing additions to the loss reserve consistent with the Company's loss reserving methodology. At March 31, 1996, $15.8 million of the $46.4 million loss and loss adjustment expense reserve was allocated on a case basis compared with $14.5 million of the $42.5 million reserve at year-end 1995. During the first quarter of 1996 there were no new case reserves nor any material adjustments to those reserves currently outstanding. At March 31, 1996 the Company's unallocated general reserve was $30.6 million compared with $28.0 million at year-end 1995.

     In first quarter 1996, policy acquisition costs net of deferrals were $5.9 million. The 15% increase for the period over 1995's first quarter was consistent with the 18% overall increase in earned premiums. Policy acquisition costs are amortized over the period in which the related premiums are earned. Other insurance operating expenses increased by 8% to $10.5 million in first quarter 1996 from $9.7 million in the prior year's first quarter.

     In the first quarter of 1996, the Company incurred $8.1 million of interest expense compared with $7.1 million in the first quarter of 1995. The increase in first quarter 1996 primarily resulted from the additional interest expense related to the $75 million public debt offering in December 1995.

     The Company's effective tax rate increased marginally in the first quarter of 1996 to 21.3% compared with 21.0% in 1995.

                                      (11)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


INVESTMENT MANAGEMENT SERVICES
- ------------------------------

Over the last six years, MBIA has developed investment management services which
capitalize   on  the  Company's   capabilities,   reputation   and   marketplace
relationships.

     MBIA Municipal Investors Service Corporation ("MBIA/MISC"), a wholly owned subsidiary of the Company, provides cash management services for local governments and school districts. As of March 31, 1996, MBIA/MISC had approximately 1,300 clients and over $2.6 billion of client assets under management compared with over $2.5 billion at year-end 1995. In addition, MBIA/MISC provides fund administration services to over 230 clients with invested assets of $112.7 million. MBIA/MISC offers its services in nine states and the Commonwealth of Puerto Rico and plans to expand into additional states.

     Since 1993, MBIA Investment Management Corp. ("IMC"), another wholly owned subsidiary of the Company, has provided investment agreements, guaranteed as to principal and interest, for bond proceeds of states, municipalities and municipal authorities. At March 31, 1996, aggregate principal and accrued interest outstanding on investment agreements was $2.8 billion compared with $2.6 billion at year-end 1995. The assets supporting IMC's investment agreement liabilities are high-quality securities with an average credit quality rating of Double-A and are recorded as a component of the Company's total investments.

     In conducting its business, IMC may, from time to time, use derivative financial instruments for hedging purposes as part of its overall management of interest rate risk exposure. The use of such instruments must comply with the Company's policies restricting their use to prescribed limits, non-speculative purposes, and exposure to a market or index that represents a class of investments approved as a direct investment under the Company's existing investment guidelines. At March 31, 1996, the Company's exposure to derivative financial instruments (interest rate contracts) was not significant.

     In 1994, MBIA Securities Corp. ("SECO"), a wholly owned subsidiary, was established to provide investment management services for MBIA's investment agreements, municipal cash management and public pension funds. In first quarter 1996, portfolio management for the majority of MBIA's insurance related investment portfolio was transferred to SECO; completing the transition which began in 1995.

                                      (12)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


     For the first quarter of 1996, the Company's investment management services business contributed $6.1 million in operating revenues, a 45% increase over the same period last year. Operating expenses increased by 19% to $3.4 million. Net realized capital gains for the first quarter of 1996 were $1.0 million compared to the first quarter of 1995 when there were no realized gains or losses for the investment management services business.



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At March 31, 1996, the fair value of the Company's consolidated investment portfolio was $6.7 billion, an increase of 2% from $6.6 billion at year-end 1995.

     The fair value of investments related to MBIA's insurance and municipal investment agreement businesses remained relatively unchanged at $3.9 billion and $2.8 billion, respectively, at March 31, 1996. The decline in the market value of the Company's fixed-income portfolio caused by the recent increase in interest rates was offset by strong operating cash flow and the $55 million of net proceeds from MBIA's public offering of common stock.

     The Company's fixed-income investment portfolio has been classified as available-for-sale in accordance with SFAS 115. The difference between fair value and amortized cost is primarily related to changes in interest rates, and if the portfolio is held to maturity, the Company expects to realize an amount substantially equal to amortized cost.

     MBIA Corp.'s liquidity position remained strong, as net cash flow provided by its operations aggregated $167 million in first quarter 1996, a 55% increase from $108 million in first quarter 1995. The Company's liquidity is in part dependent upon MBIA Corp.'s ability to pay dividends to the Company. MBIA Corp.'s net income, consisting of premium earnings and investment income less losses and expenses, is a source of continuing additions to earned surplus and dividend-paying capability. Under New York state insurance law, without prior approval of the superintendent of the state insurance department, MBIA Corp. may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement. The dividends in any 12-month period may not exceed the lesser of 10% of its policyholders' surplus as shown on its last filed

                                      (13)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


statutory-basis financial statements or adjusted net investment income, as defined, for such 12-month period. In the first quarter of 1996, MBIA Corp. paid no dividends and at March 31, 1996 had approximately $71 million available for payment of future dividends to the Company without requiring prior approval.

     MBIA Corp. has an irrevocable standby line of credit with a group of major banks in the amount of $650 million which provides funds for the payment of claims in the event that severe losses should occur. The line of credit expires on September 30, 2002 but may be renewed annually by the bank group for a period to extend the term to seven years beyond the renewal date. For general corporate purposes or to further facilitate the immediate payment of claims, should they occur, the Company and MBIA Corp. maintain short-term liquidity facilities totaling $275 million with a group of major banks. At March 31, 1996, there were no amounts outstanding under these facilities.

     MBIA Corp. also maintains a high degree of liquidity within its investment portfolio in the form of readily marketable high-quality fixed-income securities and short-term investments. In management's opinion, the capital resources of MBIA Corp. represented by the liquidity of its investment portfolio, its annual cash flows from operations and bank lines of credit are more than adequate to meet the Company's expected cash requirements.

     In February 1996, the Company completed a public offering of 3.9 million shares of the Company's common stock, of which 0.8 million shares were new shares offered by the Company. The Company realized $55 million in new capital from the offering.

                                      (14)

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits

    11. Computation of Earnings Per Share Assuming Full Dilution

    27. Financial Data Schedule

    99. Additional Exhibits - MBIA Insurance Corporation and
        Subsidiaries Consolidated Financial Statements

(b) Reports on Form 8-K - The Company filed a report on Form 8-K on January
    24, 1996 related to the Company's December 31, 1995 earnings press release.



                                      (15)

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                  MBIA INC.
                                             ----------------------------
                                                  Registrant




Date: May 10, 1996                           /s/ JULLIETTE S. TEHRANI
- ------------------------------               -----------------------------
                                             Julliette S. Tehrani
                                             Senior Vice President,
                                             Chief Financial Officer





Date: May 10, 1996                            /s/ ELIZABETH B. SULLIVAN
- ------------------------------               ---------------------------
                                             Elizabeth B. Sullivan
                                             Vice President,
                                             Controller
                                             (Principal Accounting Officer)



                                      (16)