Form 10-Q
period 1996-06-30
MBIA INC
filed 1996-08-14
CIK 814585

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                      For the Quarter Ended June 30, 1996


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ NO _____

     As of July 31, 1996 there were outstanding 43,007,274 shares of Common Stock, par value $1 per share, of the registrant.

                                      INDEX

                                                                         PAGE
                                                                         ----

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
        MBIA Inc. and Subsidiaries

        Consolidated Balance Sheets - June 30, 1996
        and December 31, 1995                                              3

        Consolidated Statements of Income - Three months and
        six months ended June 30, 1996 and 1995                            4

        Consolidated Statement of Changes in Shareholders' Equity
        - Six months ended June 30, 1996                                   5

        Consolidated Statements of Cash Flows
        - Six months ended June 30, 1996 and 1995                          6

        Notes to Consolidated Financial Statements                         7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           8 - 15

PART II OTHER INFORMATION, AS APPLICABLE

Item 6. Exhibits and Reports on Form 8-K                                  16


SIGNATURES                                                                17




                                       (2)

                                            MBIA INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands except per share amounts)

                                                                                  June 30, 1996          December 31, 1995
                                                                            ------------------------     --------------------
                                                                                   (Unaudited)               (Audited)
                   ASSETS
Investments:
   Fixed-maturity securities held as available-for-sale
     at fair value (amortized cost $3,735,457 and $3,428,986)                       $3,813,749               $3,652,621
   Short-term investments, at amortized cost
     (which approximates fair value)                                                   228,445                  198,035
   Other investments                                                                    29,127                   14,064
                                                                                ---------------           -------------
                                                                                     4,071,321                3,864,720
   Municipal investment agreement portfolio held as available-for-sale
     at fair value (amortized cost $3,102,712 and $2,645,828)                        3,105,928                2,742,626
                                                                                ---------------           -------------
       TOTAL INVESTMENTS                                                             7,177,249                6,607,346

Cash and cash equivalents                                                               11,652                   23,258
Accrued investment income                                                               98,676                   87,016
Deferred acquisition costs                                                             143,536                  140,348
Prepaid reinsurance premiums                                                           208,614                  200,887
Goodwill (less accumulated amortization of $40,510 and $41,298)                        104,045                  106,569
Property and equipment, at cost (less accumulated depreciation
   of $19,718 and $17,625)                                                              47,064                   46,030
Receivable for investments sold                                                         10,212                    6,100
Other assets                                                                            68,284                   49,896
                                                                                ---------------           -------------
       TOTAL ASSETS                                                                 $7,869,332               $7,267,450
                                                                                ===============           =============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deferred premium revenue                                                         $1,728,845               $1,616,315
   Loss and loss adjustment expense reserves                                            50,437                   42,505
   Municipal investment agreements                                                   2,280,598                2,026,709
   Municipal repurchase agreements                                                     766,065                  615,776
   Long-term debt                                                                      373,955                  373,900
   Short-term debt                                                                      38,600                   18,000
   Deferred income taxes                                                               170,038                  246,736
   Payable for investments purchased                                                    98,724                   10,695
   Other liabilities                                                                    92,704                   82,548
                                                                                ---------------           -------------
       TOTAL LIABILITIES                                                             5,599,966                5,033,184
                                                                                ---------------           -------------

Shareholders' Equity:
   Preferred stock, par value $1 per share; authorized shares--10,000,000;
     issued and outstanding--none                                                          ---                      ---
   Common stock, par value $1 per share; authorized shares--200,000,000;
     issued shares--43,005,024 and 42,077,387                                           43,005                   42,077
   Additional paid-in capital                                                          787,970                  725,153
   Retained earnings                                                                 1,387,035                1,261,051
   Cumulative translation adjustment                                                      (964)                   2,849
   Unrealized appreciation of investments, net of
     deferred income tax provision of $28,668 and $112,252                              52,673                  207,648
   Unearned compensation--restricted stock                                                (353)                    (426)
   Treasury stock, at cost; shares--73,676 in 1995                                         ---                   (4,086)
                                                                                ---------------           -------------
       TOTAL SHAREHOLDERS' EQUITY                                                    2,269,366                2,234,266
                                                                                ---------------           -------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $7,869,332               $7,267,450
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

                                                     (3)

                                MBIA INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                      (Dollars in thousands except per share amounts)

                                              Three months ended       Six months ended
                                                   June 30                  June 30
                                            ----------------------   --------------------
                                               1996        1995         1996       1995
                                            ----------  ----------   ---------  ---------
Revenues
 Insurance:
  Gross premiums written                      $134,001    $106,343    $254,600   $ 177,177
  Ceded premiums                               (11,914)    (12,049)    (26,629)    (19,129)
                                            ----------  ----------   ---------  ----------
   Net premiums written                        122,087      94,294     227,971     158,048
  Increase in deferred premium revenue         (60,021)    (40,406)   (105,553)    (53,086)
                                            ----------  ----------   ---------  ----------
   Premiums earned (net of ceded
    premiums of $9,682, $6,814,
    $18,902 and $14,652)                        62,066      53,888     122,418     104,962
  Net investment income                         61,473      53,991     120,571     106,828
  Net realized gains                             3,895       1,698       6,587       3,422
 Investment management services:
  Income                                         6,631       4,339      12,724       8,541
  Net realized gains (losses)                      (34)       (207)        934        (174)
 Other                                             994         224       1,988       1,134
                                            ----------  ----------   ---------  ----------
    Total revenues                             135,025     113,933     265,222     224,713
                                            ----------  ----------   ---------  ----------
Expenses
 Insurance:
  Losses and loss adjustment                     4,288       2,710       7,466       4,743
  Policy acquisition costs, net                  5,990       5,130      11,890      10,270
  Operating                                     11,525       9,245      22,074      18,992
 Investment management services                  3,549       3,419       6,960       6,290
 Interest                                        8,241       7,109      16,378      14,159
 Other                                             602         554       1,050         971
                                            ----------  ----------   ---------  ----------
   Total expenses                               34,195      28,167      65,818      55,425
                                            ----------  ----------   ---------  ----------

Income before income taxes                     100,830      85,766     199,404     169,288

Provision for income taxes                      21,093      18,459      42,042      35,975
                                            ----------  ----------   ---------  ----------
NET INCOME                                    $ 79,737    $ 67,307   $ 157,362  $  133,313
                                            ==========  ==========   =========  ==========
NET INCOME PER COMMON SHARE                   $   1.84    $   1.60   $    3.65  $     3.17
                                            ==========  ==========   =========  ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES AND COMMON STOCK
 EQUIVALENTS OUTSTANDING                    43,304,435  42,160,506   43,121,218 42,110,048
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

                                            (4)

                               MBIA INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                         For the six months ended June 30, 1996

                         (In thousands except per share amounts)

                                                                                                   Unearned
                       Common Stock      Additional                 Cumulative     Unrealized     Compensation-    Treasury Stock
                      ----------------    Paid-in      Retained    Translation    Appreciation     Restricted     ----------------
                       Shares  Amount     Capital      Earnings     Adjustment   of Investments      Stock        Shares    Amount
                      -------  -------   ----------   ----------   -----------   --------------   -------------   ------   -------
Balance,
 January 1, 1996      42,077   $42,077    $725,153    $1,261,051        $2,849       $207,648       $   (426)        74     $4,086

Net proceeds
 from issuance
 of shares               770       770      54,463           ---           ---            ---            ---        ---        ---

Unearned
 compensation-
 restricted stock        ---       ---         ---           ---           ---            ---             73        ---        ---

Exercise of stock
 options                 158       158       8,354        (1,757)          ---            ---            ---        (74)    (4,086)

Net income               ---       ---         ---       157,362           ---            ---            ---        ---        ---

Change in foreign
 currency
 translation             ---       ---         ---           ---        (3,813)           ---            ---        ---        ---

Change in
 unrealized
 appreciation of
 investments net
 of change in
 deferred income
 taxes of $83,584        ---       ---         ---           ---           ---       (154,975)           ---        ---        ---

Dividends
 (declared and
 paid per common
 share $.69)            ---       ---          ---       (29,621)          ---            ---            ---        ---        ---
                      ------   -------    --------    ----------   -----------   ------------   ------------    -------   --------
Balance,
 June 30, 1996        43,005   $43,005    $787,970    $1,387,035       $  (964)      $ 52,673       $   (353)       ---     $  ---
                      ======   =======    ========    ==========   ===========   ============   ============    =======   ========

                 The accompanying notes are an integral part of the consolidated financial statements.

                                             (5)

                           MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                            Six months ended
                                                                                June 30
                                                                       --------------------------
                                                                           1996          1995
                                                                       ------------  ------------
Cash flows from operating activities:
     Net income ....................................................    $ 157,362     $ 133,313
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Increase in accrued investment income .......................      (11,660)      (10,236)
       Increase in deferred acquisition costs ......................       (3,188)       (4,081)
       Increase in prepaid reinsurance premiums ....................       (7,727)       (4,477)
       Increase in deferred premium revenue ........................      113,280        57,563
       Increase in loss and loss adjustment expense reserves .......        7,932         3,872
       Depreciation ................................................        2,135         1,881
       Amortization of goodwill ....................................        2,524         2,560
       Amortization of bond discount, net ..........................       (9,471)         (620)
       Net realized gains on sale of investments ...................       (7,521)       (3,248)
       Deferred income taxes .......................................        6,886         6,092
       Other, net ..................................................      (11,616)       12,702
                                                                        ---------     ---------
       Total adjustments to net income .............................       81,574        62,008
                                                                        ---------     ---------
       Net cash provided by operating activities ...................      238,936       195,321
                                                                        ---------     ---------
Cash flows from investing activities:
     Purchase of fixed-maturity securities, net
       of payable for investments purchased ........................     (698,356)     (381,824)
     Sale of fixed-maturity securities, net of
       receivable for investments sold .............................      334,469       237,019
     Redemption of fixed-maturity securities, net of
       receivable for investments redeemed .........................       75,960        31,546
     Purchase of short-term investments, net .......................      (15,264)      (60,631)
     Purchase of other investments, net ............................      (14,945)         (807)
     Purchases for municipal investment agreement
       portfolio, net of payable for investments purchased .........     (970,773)   (1,325,209)
     Sales from municipal investment agreement
       portfolio, net of receivable for investments sold ...........      580,883       673,343
     Capital expenditures, net of disposals ........................       (3,180)       (2,784)
                                                                        ---------     ---------
       Net cash used by investing activities .......................     (711,206)     (829,347)
                                                                        ---------     ---------
Cash flows from financing activities:
     Net proceeds from issuance of common stock ....................       55,233           ---
     Net proceeds from issuance of short-term debt .................       20,600        90,700
     Dividends paid ................................................      (29,276)      (25,811)
     Proceeds from issuance of municipal investment
       agreements and municipal repurchase agreements ..............    1,053,077     1,059,574
     Payments for drawdowns of municipal investment
       agreements and municipal repurchase agreements ..............     (649,811)     (495,961)
     Exercise of stock options .....................................       10,841         4,958
                                                                        ---------     ---------
       Net cash provided by financing activities ...................      460,664       633,460
                                                                        ---------     ---------
Net decrease in cash and cash equivalents ..........................      (11,606)         (566)
Cash and cash equivalents - beginning of period ....................       23,258         7,940
                                                                        ---------     ---------
Cash and cash equivalents - end of period ..........................    $  11,652     $   7,374
                                                                        =========     =========
Supplemental cash flow disclosures:
     Income taxes paid .............................................    $  33,116     $  26,483
     Interest paid:
       Municipal investment agreements and
         municipal repurchase agreements ...........................    $  56,785     $  50,109
       Long-term debt ..............................................       15,810        13,288
       Short-term debt .............................................          323           556

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      (6)

                           MBIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 1995 for MBIA Inc. and Subsidiaries (the "Company"). The accompanying unaudited consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996. The December 31, 1995 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


2.   Dividends Declared

Dividends declared by the Company during the six months ended June 30, 1996 were $29.6 million.



                                       (7)

                           MBIA INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------
1996 AND 1995 - SECOND QUARTER RESULTS
- --------------------------------------

     MBIA Inc.'s (the "Company" or "MBIA") 1996 second quarter net income increased by 18% to $79.7 million compared with $67.3 million in 1995. Earnings per share grew 15% to $1.84 from $1.60 in the second quarter of 1995.

     Comparing 1996 with 1995, second quarter core earnings per share increased by 12% to $1.62. Core earnings, which exclude the net income effects from refundings and calls of insured issues, realized capital gains and losses, accounting changes and other non-recurring items, are a more indicative measure of MBIA's underlying profit trend. The increase in core earnings was primarily due to the continued growth in core premiums earned and net investment income generated by MBIA's insurance operations as well as from an increasing contribution from investment management services business.

     Book value at June 30, 1996 was $52.77 per share, down slightly from $53.19 per share at year-end 1995. This decrease reflected the decline in unrealized gains generated by the Company's fixed-income portfolio resulting from the increase in interest rates, partially offset by the Company's strong operating results. Financial guarantee insurance companies refer to adjusted book value as a more appropriate measure of their company's intrinsic value. Adjusted book value is calculated by adding to book value the after-tax effects of (1) net deferred premiums less deferred acquisition costs and (2) the present value of future installment premiums on outstanding insurance policies. MBIA's adjusted book value per share increased to $77.48 at June 30, 1996 compared with $76.56 at year-end 1995. With respect to adjusted book value, strong operating results combined with new business written, offset the impact of the increase in interest rates on the market value of the fixed-income portfolio.


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

     Gross premiums written ("GPW") as reported on the Company's income statements reflect cash premium receipts during the period, which includes both upfront premiums received for business originated in the period and installment premiums received for installment-based insurance policies issued in current and prior periods. GPW does not include the present value of future premiums receivable for installment-based insurance policies issued in the period. Although most of MBIA's premiums are collected upfront at policy issuance, MBIA is writing an increasing proportion of installment premium business, and estimates the aggregate present value of its future stream of installment



                                       (8)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


premiums to be $258.0 million at June 30, 1996. To more accurately portray year-to-year changes in new business production, the Company also discloses adjusted gross premiums ("AGP"), which represent upfront premiums and the estimated present value of current period and future installment premiums for installment-based insurance policies issued in the period.

     MBIA's total GPW for the second quarter of 1996 increased 26% to $134.0 million from $106.3 million in the second quarter of 1995. Total AGP increased 45% to $155.0 million from $106.8 million over the same period.

     The overall long-term new issue municipal bond volume was $43.5 billion for the second quarter of 1996, up 14% from $38.0 billion in the second quarter of last year. The insured portion of new issue volume increased to a record 54% from 49% in the second quarter of 1995. MBIA continued to lead the industry in market share, capturing 39% of the insured market this quarter. Market data are reported on a sale date basis while MBIA's financial results are computed from closing date information. Typically, there can be a one- to four-week delay between the sale date and closing date of an insured issue.

     For the second quarter of 1996, total par value insured by MBIA for domestic new issue and secondary market municipal insurance increased to $11.3 billion from $8.3 billion in the same period last year. Over the same periods, municipal GPW increased 26% to $119.1 million from $94.9 million. Municipal AGP also increased by 26% to $117.1 million from $92.8 million in the second quarter of 1995.

     MBIA reported substantial gains in its domestic new issue and secondary market structured finance business insuring a record $4.7 billion of par value in the second quarter of 1996, more than four times last year's second quarter. Structured finance AGP at $24.2 million also exceeded 1995's second quarter by more than four times. Structured finance GPW at $8.5 million reflected a 74% increase over the second quarter of 1995.

     MBIA's international operations insured $0.4 billion of new issue and secondary market par value. GPW for international business decreased by 47% to $2.8 million from $5.2 million in the second quarter of 1995. International AGP decreased by 21% to $5.4 million from $6.8 million in the second quarter of 1995. These decreases were due to a large sovereign transaction insured in the second quarter of 1995.

     Ceded premiums to reinsurers from all insurance operations were $11.9 million in the second quarter of 1996, compared with $12.0 million in second quarter 1995, representing 9% and 11% of GPW in the second quarters of 1996 and 1995, respectively. The higher rate of premium cessions in 1995 was the result of two facultative reinsurance transactions.

     Premiums received upfront are earned pro rata over the period of risk. Such premiums are allocated to each bond maturity based on par amount and are earned on a straight-line basis over the term of each maturity. Accordingly, the portion of premiums earned on each policy in any given year represents a relatively small percentage of the total upfront premium received. The balance represents deferred premium revenue to be earned over the remaining life of the insured bond issue.


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

     Premiums earned increased 15% to $62.1 million in the second quarter of 1996 from $53.9 million in the second quarter of 1995. Earned premiums from scheduled amortization increased by 12% to $50.1 million over last year's second quarter.

     When an MBIA-insured bond issue is refunded or retired early, the outstanding liability associated with the refunded or called portion is extinguished and the related deferred premium revenue is earned immediately, except for any portion which may be applied as a credit towards insuring the refunding bond issue. Earned premiums generated by refunded and called bonds in second quarter 1996 increased to $12.0 million from $9.1 million in the second quarter of 1995. The amount of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates relative to the coupon rates of the bond issue, the issuer's desire to modify bond covenants and applicable regulations under the Internal Revenue Code.

     The fair value of the Company's investment portfolio related to its insurance operations was $4.0 billion as of June 30, 1996. This portfolio generated net investment income of $61.5 million in the second quarter of 1996, a 14% increase over the $54.0 million generated in the second quarter of 1995. The increase was primarily the result of the growth of investments from continued positive operating cash flows and the proceeds from the December, 1995 and February, 1996 debt and equity offerings. Net realized capital gains in second quarter 1996 were $3.9 million, compared with $1.7 million in the prior year's second quarter.

     The Company's investment portfolio is comprised of very high-quality fixed-income investments with an average credit quality rating of Double-A. The portfolio's tax-exempt securities increased marginally to 73% of the portfolio at June 30, 1996 compared with 72% at December 31, 1995.

     The provision for losses and loss adjustment expenses during the second quarter of 1996 was $4.3 million compared with $2.7 million in 1995's second quarter, representing additions to the loss reserve consistent with the Company's loss reserving methodology. The increase was due to the higher level of business written in the second quarter of 1996 compared to the prior year's second quarter. At June 30, 1996, $15.7 million of the $50.4 million loss and loss adjustment expense reserve was allocated on a case basis compared with $14.5 million of the $42.5 million reserve at year-end 1995. During the second quarter of 1996 there were no new case reserves nor any material adjustments to those reserves currently outstanding. At June 30, 1996 the Company's unallocated general reserve was $34.7 million compared with $28.0 million at year-end 1995.


                                      (10)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     In the second quarter of 1996, policy acquisition costs net of deferrals were $6.0 million. The 17% increase for the period over 1995's second quarter was consistent with the overall increase in earned premiums, as the percentage of policy acquisition costs net of deferrals to earned premiums remained at 10% for both periods. Policy acquisition costs are amortized over the period in which the related premiums are earned. Other insurance operating expenses increased to $11.5 million in the second quarter of 1996 from $9.2 million in the prior year's second quarter.

     In the second quarter of 1996, the Company incurred $8.2 million of interest expense compared with $7.1 million in the second quarter of 1995. The increase primarily resulted from the additional interest expense related to the $75 million increase in MBIA's long-term debt in December, 1995.

     The Company's effective tax rate decreased marginally in the second quarter of 1996 to 20.9% compared with 21.5% in 1995.

Investment Management Services
- ------------------------------
     Over the last six years, MBIA has developed investment management services which capitalize on the Company's capabilities, reputation and marketplace relationships.

     MBIA Municipal Investors Service Corporation ("MBIA/MISC"), a wholly owned subsidiary of the Company, provides cash management services for local governments and school districts. As of June 30, 1996, MBIA/MISC had approximately 1,380 clients and over $2.6 billion of client assets under management compared with over $2.5 billion at year-end 1995. In addition, MBIA/MISC provides fund administration services to over 200 clients with invested assets of $107.6 million. MBIA/MISC offers its services in eleven states and the Commonwealth of Puerto Rico and plans to continue to expand into additional states.

     Since 1993, MBIA Investment Management Corp. ("IMC"), another wholly owned subsidiary of the Company, has provided investment agreements, guaranteed as to principal and interest, for bond proceeds of states, municipalities and municipal authorities. At June 30, 1996, aggregate principal and accrued interest outstanding on investment agreements was $3.0 billion compared with $2.6 billion at year-end 1995. The assets supporting IMC's investment agreement liabilities are high-quality securities with an average credit quality rating of Double-A and are recorded as a component of the Company's total investments.

     In conducting its business, IMC may, from time to time, use derivative financial instruments for hedging purposes as part of its overall management of interest rate risk exposure. The use of such instruments must comply with the Company's established risk management policies restricting their use to prescribed limits, non-speculative purposes, and exposure to a market or index that represents a class of investments approved as a direct investment under the Company's existing investment guidelines. At June 30, 1996, the Company's exposure to derivative financial instruments (interest rate contracts) was not significant.


                                      (11)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     In 1994, MBIA Capital Management Corp.("CMC"), (formerly MBIA Securities Corp.), a wholly owned subsidiary, was established to provide investment management services for MBIA's investment agreements, municipal cash management and public pension funds. In first quarter 1996, portfolio management for the majority of MBIA's insurance related investment portfolio was transferred to CMC; completing the transition which began in 1995.

     For the second quarter of 1996, the Company's investment management services business contributed $6.6 million in operating revenues, a 53% increase over the same period last year. Operating expenses increased by 4% to $3.5 million. Net realized capital losses for the second quarter of 1996 were $34 thousand compared to $207 thousand for the second quarter of 1995.


RESULTS  OF  OPERATIONS
- -----------------------
1996 AND  1995 - FIRST  SIX MONTHS RESULTS
- ------------------------------------------
MBIA's 1996 first half net income increased by 18% to $157.4 million per share compared with $133.3 million in the first half of 1995. Earnings per share grew 15% to $3.65 from $3.17 in the first half of 1995. Core earnings per share increased by 12% in the first half of 1996 to $3.22. The increase in core earnings was primarily due to the continued combined growth in core premiums earned and net investment income.


Insurance  Operations
- ----------------------
MBIA's total GPW for the first half of 1996 increased 44% to $254.6 million from $177.2 million in the first half of 1995. Total AGP increased 57% to $284.7 million from $181.4 million over the same period.

     The overall long-term new issue municipal bond volume was $80.6 billion for the first half of 1996, up 25% from $64.3 billion in the first half of last year. The insured portion of the market rose sharply to 53% from 42% in the first half of 1995. MBIA continued to lead the industry in market share, capturing 41% of the insured market in the first half of 1996.

     For the first half of 1996, total par value insured by MBIA for domestic new issue and secondary market municipal insurance increased to $20.4 billion from $13.5 billion in the same period last year. Over the same period, municipal GPW increased 34% to $205.9 million from $154.3 million. Municipal AGP increased by 33% to $201.8 million from $151.3 million in the first half of 1995.

     MBIA reported substantial gains in its domestic new issue and secondary market structured finance business insuring a record $8.4 billion of par value in the first half of 1996, a 175% gain over last year's first half. Structured finance GPW at $27.8 million reflected a 166% increase over first half 1995. Structured finance AGP totaled $52.5 million, up 239% over 1995's first half. Structured finance GPW and AGP included $12.1 million of assumed premiums related to an aggregate excess of loss agreement covering $190 million par of first mortgage loans.


                                      (12)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     MBIA's international operations insured $1.1 billion of new issue and secondary market par value in the first half of 1996. GPW for international business increased by 46% to $13.8 million from $9.3 million in the first half of 1995. International AGP increased by 48% to $16.4 million from $11.0 million in the first half of 1995.

     Ceded premiums to reinsurers from all insurance operations were $26.6 million in the first half of 1996, compared with $19.1 million in first half of 1995, representing approximately 11% of GPW in both periods.

     Premiums earned increased 17% to $122.4 million in the first half of 1996 from $105.0 million in the first half of 1995. Earned premiums from scheduled amortization increased by 13% to $98.9 million over last year's first half. Earned premiums generated by refunded and called bonds in the first half of 1996 increased to $23.5 million from $17.1 million in the first half of 1995.

     The Company's investment portfolio related to its insurance operations generated net investment income of $120.6 million in the first half 1996, a 13% increase over the $106.8 million generated in the first half of 1995. The increase was primarily the result of the growth of investments from continued positive operating cash flows and the proceeds from the December, 1995 and February, 1996 debt and equity offerings. Average invested assets for the first half of 1996 were $3.80 billion at amortized cost compared with $3.35 billion for the first half of 1995. Net realized capital gains in the first half of 1996 were $6.6 million, compared with $3.4 million in the prior year's first half.

     The provision for losses and loss adjustment expenses during the first half of 1996 was $7.5 million compared with $4.7 million in 1995's first half, representing additions to the loss reserve consistent with the Company's loss reserving methodology. The increase was due to the higher level of business written in the first half of 1996 compared to the same period last year. During the first half of 1996 there were no new case reserves nor any material adjustments to those reserves currently outstanding.

     In the first half of 1996, policy acquisition costs net of deferrals were $11.9 million. The 16% increase for the period over 1995's first half was consistent with the overall increase in earned premiums, as the percentage of policy acquisition costs net of deferrals to earned premiums remained at 10% for both periods. Policy acquisition costs are amortized over the period in which the related premiums are earned. Other insurance operating expenses increased by 16% to $22.1 million in the first half of 1996 from $19.0 million in the prior year's first half.

     In the first half of 1996, the Company incurred $16.4 million of interest expense compared with $14.2 million in the first half of 1995. The increase primarily resulted from the additional interest expense related to the $75 million increase in MBIA's long-term debt in December 1995.

     The Company's effective tax rate decreased marginally in the first half of 1996 to 21.1% compared with 21.3% in 1995.


                                      (13)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Investment Management Services
- ------------------------------
For the first half of 1996, the Company's investment management services business contributed $12.7 million in operating revenues, a 49% increase over the same period last year. Operating expenses increased by 11% to $7.0 million. Net realized capital gains for the first half of 1996 were $0.9 million compared to the first half of 1995 when there were $174 thousand of realized losses for the investment management services business.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
At June 30, 1996, the fair value of the Company's consolidated investment portfolio was $7.2 billion, an increase of 9% from $6.6 billion at year-end 1995. The overall increase was caused by strong operating cash flows and the $55 million of net proceeds from MBIA's public offering of common stock in February, 1996, partially offset by the decrease in unrealized gains caused by the rise in interest rates during the period.

     The Company's fixed-income investment portfolio has been classified as available-for-sale in accordance with SFAS 115. The difference between fair value and amortized cost is primarily related to changes in interest rates, and if the portfolio is held to maturity, the Company expects to realize an amount substantially equal to amortized cost.

     MBIA Corp.'s liquidity position remained strong, as net cash flow provided by its operations aggregated $300 million in the first half of 1996, a 36% increase from $221 million generated in the first half of 1995. The Company's liquidity is in part dependent upon MBIA Corp.'s ability to pay dividends to the Company. MBIA Corp.'s net income, consisting of premiums earned and investment income less losses and expenses, is a source of continuing additions to earned surplus and dividend-paying capability. Under New York state insurance law, without prior approval of the superintendent of the state insurance department, MBIA Corp. may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement. The dividends in any 12-month period may not exceed the lesser of 10% of its policyholders' surplus as shown on its last filed statutory-basis financial statements or adjusted net investment income, as defined, for such 12-month period. In the first half of 1996, MBIA Corp. paid no dividends and at June 30, 1996 had approximately $98 million available for payment of future dividends to the Company without requiring prior approval.

     MBIA Corp. has an irrevocable standby line of credit with a group of major banks in the amount of $650 million which provides funds for the payment of claims in the event that severe losses should occur. The line of credit expires on September 30, 2002 but may be renewed annually by the bank group for a period to extend the term to seven years beyond its annual renewal date. For general corporate purposes or to further facilitate the immediate payment of claims, should they occur, the Company and MBIA Corp. maintain short-term liquidity facilities totaling $300 million with a group of major banks. At June 30, 1996, there were $39 million outstanding under these facilities.


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






                                                  MBIA INC.
                                             ----------------------------
                                                  Registrant




Date: August 14, 1996                        /s/ Julliette S. Tehrani
- ------------------------------               -----------------------------
                                             Julliette S. Tehrani
                                             Senior Vice President,
                                             Chief Financial Officer





Date: August 14, 1996                        /s/ Elizabeth B. Sullivan
- ------------------------------               -----------------------------
                                             Elizabeth B. Sullivan
                                             Vice President,
                                             Controller
                                             (Principal Accounting Officer)



                                      (17)