Form 10-Q
period 1996-09-30
MBIA INC
filed 1996-11-14
CIK 814585

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 1996


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ NO _____

     As of October 31, 1996 there were outstanding 43,228,136 shares of Common Stock, par value $1 per share, of the registrant.

                                      INDEX
                                      -----



                                                                           PAGE
                                                                           ----
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
            MBIA Inc. and Subsidiaries

            Consolidated Balance Sheets - September 30, 1996
                and December 31, 1995                                        3

            Consolidated Statements of Income - Three months and
                nine months ended September 30, 1996 and 1995                4

            Consolidated Statement of Changes in Shareholders' Equity
                -  Nine months ended September 30, 1996                      5

            Consolidated Statements of Cash Flows
                -  Nine months ended September 30, 1996 and 1995             6

            Notes to Consolidated Financial Statements                       7


Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        8-17



PART II     OTHER INFORMATION, AS APPLICABLE

Item 6.     Exhibits and Reports on Form 8-K                                 18


SIGNATURES                                                                   19










                                       (2)

                           MBIA INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands except per share amounts)

                                           September 30, 1996  December 31, 1995
                                           ------------------  -----------------
                                              (Unaudited)           (Audited)
        ASSETS
Investments:
  Fixed-maturity securities held as
    available-for-sale at fair value
   (amortized cost $3,861,248 and
   $3,428,986)                                    $3,964,913         $3,652,621
  Short-term investments, at amortized cost
    (which approximates fair value)                  193,482            198,035
  Other investments                                   28,906             14,064
                                                  ----------         ----------
                                                   4,187,301          3,864,720
  Municipal investment agreement portfolio
    held as available-for-sale at fair
    value (amortized cost $3,010,340
    and $2,645,828)                                3,013,486          2,742,626
                                                  ----------         ----------
      Total investments                            7,200,787          6,607,346

Cash and cash equivalents                              9,135             23,258
Securities purchased under agreements to resell       49,000               ---
Accrued investment income                             97,591             87,016
Deferred acquisition costs                           144,937            140,348
Prepaid reinsurance premiums                         207,365            200,887
Goodwill (less accumulated amortization
  of $41,770 and $41,298)                            102,785            106,569
Property and equipment, at cost (less
  accumulated depreciation of $20,801 and $17,625)    46,896             46,030
Receivable for investments sold                        2,840              6,100
Other assets                                          80,642             49,896
                                                  ----------         ----------
      TOTAL ASSETS                                $7,941,978         $7,267,450
                                                  ==========         ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deferred premium revenue                        $1,733,887         $1,616,315
  Loss and loss adjustment expense reserves           51,641             42,505
  Municipal investment agreements                  2,119,861          2,026,709
  Municipal repurchase agreements                    807,945            615,776
  Long-term debt                                     373,982            373,900
  Short-term debt                                     42,400             18,000
  Deferred income taxes                              181,313            246,736
  Payable for investments purchased                   62,550             10,695
  Securities sold under agreements to repurchase     110,000               ---
  Other liabilities                                   96,228             82,548
                                                   ---------          ---------
      TOTAL LIABILITIES                            5,579,807          5,033,184
                                                   ---------          ---------

Shareholders' Equity:
  Preferred stock, par value $1 per share;
    authorized shares--10,000,000; issued
    and outstanding--none                               ---                ---
  Common stock, par value $1 per share;
    authorized shares--200,000,000; issued
    shares--43,188,571 and 42,077,387                 43,189             42,077
  Additional paid-in capital                         796,973            725,153
  Retained earnings                                1,453,968          1,261,051
  Cumulative translation adjustment                   (1,177)             2,849
  Unrealized appreciation of investments, net
    of deferred income tax provision of
    $37,598 and $112,252                              69,535            207,648
  Unearned compensation--restricted stock               (317)              (426)
  Treasury stock, at cost; shares--73,676 in 1995       ---              (4,086)
                                                  ----------         ----------
      TOTAL SHAREHOLDERS' EQUITY                   2,362,171          2,234,266
                                                  ----------         ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $7,941,978         $7,267,450
                                                  ==========         ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      (3)

                           MBIA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                 (Dollars in thousands except per share amounts)

                                                      Three months ended                     Nine months ended
                                                        September 30                           September 30
                                             -----------------------------------    -----------------------------------
                                                   1996              1995                1996               1995
                                             -----------------  ----------------    ----------------   ----------------
Revenues
  Insurance:
    Gross premiums written                        $ 79,910          $ 92,022           $ 334,510          $ 269,199
    Ceded premiums                                  (9,036)          (13,077)            (35,665)           (32,206)
                                             -----------------  ----------------    ----------------   ----------------
      Net premiums written                          70,874            78,945             298,845            236,993
    Increase in deferred premium revenue            (6,336)          (23,336)           (111,889)           (76,422)
                                             -----------------  ----------------    ----------------   ----------------
      Premiums earned (net of ceded
        premiums of $10,285 and $8,900,
        $29,187 and $23,552)                        64,538            55,609             186,956            160,571
    Net investment income                           62,992            56,057             183,563            162,885
    Net realized gains                               3,115             4,665               9,702              8,087
  Investment management services:
    Income                                           6,819             5,164              19,543             13,705
    Net realized gains (losses)                      1,529            (3,186)              2,463             (3,360)
  Other                                              1,031               421               3,019              1,555
                                             -----------------  ----------------    ----------------   ----------------
      Total revenues                               140,024           118,730             405,246            343,443
                                             -----------------  ----------------    ----------------   ----------------

Expenses
  Insurance:
    Losses and loss adjustment                       2,888             3,211              10,354              7,954
    Policy acquisition costs, net                    6,404             5,511              18,294             15,781
    Operating                                       12,551            10,554              34,625             29,546
  Investment management services                     3,379             3,049              10,339              9,339
  Interest                                           8,605             7,112              24,983             21,271
  Other                                                939               285               1,989              1,256
                                             -----------------  ----------------    ----------------   ----------------
      Total expenses                                34,766            29,722             100,584             85,147
                                             -----------------  ----------------    ----------------   ----------------

Income before income taxes                         105,258            89,008             304,662            258,296

Provision for income taxes                          21,937            19,174              63,979             55,149
                                             -----------------  ----------------    ----------------   ----------------

NET INCOME                                        $ 83,321          $ 69,834           $ 240,683          $ 203,147
                                             =================  ================    ================   ================

NET INCOME PER COMMON SHARE                       $   1.92          $   1.65           $    5.57          $    4.82
                                             =================  ================    ================   ================

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES AND COMMON
    STOCK EQUIVALENTS OUTSTANDING               43,447,213        42,254,807          43,231,575         42,176,243
                                             =================  ================    ================   ================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                       (4)

                           MBIA INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                  For the nine months ended September 30, 1996

                     (In thousands except per share amounts)

                                                                                                   Unearned
                       Common Stock      Additional                 Cumulative     Unrealized     Compensation-    Treasury Stock
                      ----------------    Paid-in      Retained    Translation    Appreciation     Restricted     ----------------
                       Shares  Amount     Capital      Earnings     Adjustment   of Investments      Stock        Shares    Amount
                      -------  -------   ----------   ----------   -----------   --------------   -------------   ------   -------
Balance,
 January 1, 1996      42,077   $42,077    $725,153    $1,261,051       $ 2,849       $207,648       $   (426)        74     $4,086

Net proceeds
 from issuance
 of shares               770       770      54,463           ---           ---            ---            ---        ---        ---

Unearned
 compensation-
 restricted stock        ---       ---         ---           ---           ---            ---            109        ---        ---

Exercise of stock
 options                 342       342      17,357        (1,757)          ---            ---            ---        (74)    (4,086)

Net income               ---       ---         ---       240,683           ---            ---            ---        ---        ---

Change in foreign
 currency
 translation             ---       ---         ---           ---        (4,026)           ---            ---        ---        ---

Change in
 unrealized
 appreciation of
 investments net
 of change in
 deferred income
 taxes of $74,654        ---       ---         ---           ---           ---       (138,113)           ---        ---        ---

Dividends
 (declared per
 common share $1.070,
 paid per common
 share $1.035)          ---       ---          ---       (46,009)          ---            ---            ---        ---        ---
                      ------   -------    --------    ----------   -----------   ------------   ------------    -------   --------
Balance,
 September 30, 1996   43,189   $43,189    $796,973    $1,453,968       $(1,177)      $ 69,535       $   (317)       ---     $  ---
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

                                             (5)

                           MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                   Nine months ended
                                                                                        September 30
                                                                            -------------------------------------
                                                                                 1996                  1995
                                                                            ---------------       ---------------
Cash flows from operating activities:
     Net income                                                                 $  240,683            $  203,147
     Adjustments to reconcile net income to net cash
      provided by operating activities:
      Increase in accrued investment income                                        (10,575)              (10,688)
      Increase in deferred acquisition costs                                        (4,589)               (5,084)
      Increase in prepaid reinsurance premiums                                      (6,478)               (8,654)
      Increase in deferred premium revenue                                         118,367                85,076
      Increase in loss and loss adjustment expense reserves                          9,136                 5,098
      Depreciation                                                                   3,219                 2,901
      Amortization of goodwill                                                       3,784                 3,872
      Amortization of bond discount, net                                           (16,559)              (13,529)
      Net realized gains on sale of investments                                    (12,165)               (4,727)
      Deferred income taxes                                                          9,231                 9,169
      Other, net                                                                   (27,421)               17,509
                                                                            ---------------       ---------------
      Total adjustments to net income                                               65,950                80,943
                                                                            ---------------       ---------------

      Net cash provided by operating activities                                    306,633               284,090
                                                                            ---------------       ---------------

Cash flows from investing activities:
     Purchase of fixed-maturity securities, net
      of payable for investments purchased                                      (1,047,429)             (815,057)
     Sale of fixed-maturity securities, net of
      receivable for investments sold                                              589,812               522,989
     Redemption of fixed-maturity securities, net of
      receivable for investments redeemed                                          106,439                63,390
     Purchase of short-term investments, net                                       (23,293)              (17,035)
     (Purchase) sale of other investments, net                                     (14,264)                2,570
     Purchases for municipal investment agreement
      portfolio, net of payable for investments purchased                       (1,454,325)           (1,756,447)
     Sales from municipal investment agreement
      portfolio, net of receivable for investments sold                          1,120,804               904,313
     Capital expenditures, net of disposals                                         (4,095)               (3,471)
                                                                            ---------------       ---------------

      Net cash used by investing activities                                       (726,351)           (1,098,748)
                                                                            ---------------       ---------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                     55,233                   ---
     Net proceeds from issuance of short-term debt                                  24,400                   ---
     Dividends paid                                                                (44,112)              (38,748)
     Proceeds from issuance of municipal investment
      agreements and municipal repurchase agreements                             1,600,735             1,628,063
     Payments for drawdowns of municipal investment
      agreements and municipal repurchase agreements                            (1,311,689)             (847,734)
     Securities sold under agreements to repurchase, net                            61,000                69,000
     Exercise of stock options                                                      20,028                 8,958
                                                                            ---------------       ---------------

      Net cash provided by financing activities                                    405,595               819,539
                                                                            ---------------       ---------------

Net (decrease) increase in cash and cash equivalents                               (14,123)                4,881
Cash and cash equivalents - beginning of period                                     23,258                 7,940
                                                                            ---------------       ---------------

Cash and cash equivalents - end of period                                       $    9,135            $   12,821
                                                                            ===============       ===============

Supplemental cash flow disclosures:
     Income taxes paid                                                          $   53,760            $   41,910
     Interest paid:
      Municipal investment agreements and
        municipal repurchase agreements                                         $   91,170            $   81,892
      Long-term debt                                                                24,997                22,475
      Short-term debt                                                                  541                   835

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      (6)

                           MBIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 1995 for MBIA Inc. and Subsidiaries (the "Company"). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996. The December 31, 1995 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


2.   Dividends Declared

Dividends declared by the Company during the nine months ended September 30, 1996 were $46.0 million.


3.   Subsequent Event

The company filed an S-3, shelf registration statement, on October 18, 1996 for $250 million of securities. The shelf covers unsecured debt securities, common and preferred stock and other securities. Proceeds from the sale of these securities will be used to support growth in the company's businesses and for general corporate purposes.


                                      (7)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
1996 AND 1995 - THIRD QUARTER RESULTS
-------------------------------------

     MBIA Inc.'s (the "Company" or "MBIA") 1996 third quarter net income increased by 19% to $83.3 million compared with $69.8 million for the third quarter of 1995. Earnings per share rose 16% to $1.92 from $1.65 in the third quarter of 1995.

     Comparing 1996 with 1995, third quarter core earnings per share increased by 13% to $1.69. Core earnings, which exclude the net income effects from refundings and calls of insured issues, realized capital gains and losses, accounting changes and other non-recurring items, are a more indicative measure of MBIA's underlying profit trend. The increase in core earnings was primarily due to the continued growth in core premiums earned and net investment income generated by MBIA's insurance operations as well as from an increasing contribution from the investment management services business.

     Book value at September 30, 1996 was $54.69 per share, up from $53.19 per share at year-end 1995. Financial guarantee insurance companies refer to adjusted book value as a more appropriate measure of their company's intrinsic value. Adjusted book value is calculated by adding to book value the after-tax effects of (1) net deferred premiums less deferred acquisition costs and (2) the present value of future installment premiums on outstanding insurance policies. MBIA's adjusted book value per share increased to $79.56 at September 30, 1996 from $76.56 at year-end 1995, a 4% increase. The increase reflects the Company's strong operating results, and significant growth in new business written, offset partially by the impact of rising interest rates on the market value of the Company's fixed-income investment portfolios.



Insurance Operations

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

                                       (8)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     The overall long-term new issue municipal bond volume was $33.4 billion for the third quarter of 1996, a 5% increase from $31.9 billion in the third quarter of last year. The insured portion of new issue volume increased to a record 55%. Market data are reported on a sale date basis while MBIA's financial results are computed from closing date information. Typically, there can be a one- to four-week delay between the sale date and closing date of an insured issue.

     For the third quarter of 1996, total par value insured by MBIA for domestic new issue and secondary market municipal insurance decreased to $6.5 billion from $10.0 billion in the same period last year. Over the same periods, municipal GPW decreased 37% to $52.3 million from $83.1 million. Municipal AGP decreased by 36% to $51.0 million from $79.6 million in the third quarter of 1995.

     Gross premiums written ("GPW") as reported on the Company's income statements reflect cash premium receipts during the period, which include both upfront premiums received for business originated in the period and installment premiums received for installment-based insurance policies issued in current and prior periods. GPW does not include the present value of future premiums receivable for installment-based insurance policies issued in the period. Although most of MBIA's premiums are collected upfront at policy issuance, MBIA is writing an increasing proportion of installment premium business, and estimates the aggregate present value of its future stream of installment premiums to be $270.9 million at September 30, 1996. To more accurately portray year-to-year changes in new business production, the Company also discloses adjusted gross premiums ("AGP"), which represent upfront premiums and the estimated present value of current period and future installment premiums for installment-based insurance policies issued in the period.

     MBIA reported substantial gains in its domestic new issue and secondary market structured finance business insuring $4.7 billion of par value in the third quarter of 1996, a 27% increase over last year's third quarter. Structured finance AGP at $23.1 million exceeded 1995's third quarter by 54%. Structured finance GPW at $12.9 million more than doubled third quarter 1995.

     MBIA's international operations also reported substantial gains insuring $1.4 billion of new issue and secondary market par value in the third quarter of 1996 compared to $0.1 billion in last year's third quarter. GPW for international business increased by a multiple of five to $6.5 million from $1.3

                                      (9)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


million in the third quarter of 1995. International AGP at $10.9 million exceeded 1995's third quarter by more than eight times.

     MBIA's total GPW for third quarter 1996 decreased 13% to $79.9 million from $92.0 million in the third quarter of 1995. Total AGP decreased 4% to $94.9 million from $99.4 million over the same period.

     Ceded premiums to reinsurers from all insurance operations were $9.0 million in the third quarter of 1996, compared with $13.1 million in third quarter 1995, representing 11% and 14% of GPW in the third quarters of 1996 and 1995, respectively. The rate of premium cessions in third quarter 1995 was higher than in 1996, primarily due to higher utilization of treaty reinsurance required due to regulatory single risk limits.

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

     Premiums earned increased 16% to $64.5 million in the third quarter of 1996 from $55.6 million in the third quarter of 1995. Earned premiums from scheduled amortization increased by 15% to $52.7 million over last year's third quarter.

     When an MBIA-insured bond issue is refunded or retired early, the outstanding liability associated with the refunded or called portion is extinguished and the related deferred premium revenue is earned immediately, except for any portion which may be applied as a credit towards insuring the refunding bond issue. Earned premiums generated by refunded and called bonds in the third quarter of 1996 increased to $11.9 million from $9.6 million in the third quarter of 1995. The amount of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates relative to the coupon rates of the bond issue, the issuer's desire to modify bond covenants and applicable regulations under the Internal Revenue Code.

                                      (10)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     The fair value of the Company's investment portfolio related to its insurance operations was $4.2 billion as of September 30, 1996. This portfolio generated net investment income of $63.0 million in the third quarter of 1996, a 12% increase over the $56.1 million generated in the third quarter of 1995. The increase was primarily the result of the growth of investments from continued positive operating cash flows and the proceeds from the December, 1995 and February, 1996 debt and equity offerings. Net realized capital gains in the third quarter of 1996 were $3.1 million, compared with $4.7 million in the prior year's third quarter.

     The average credit quality rating of the fixed-income investments at September 30, 1996 was Double-A. Tax-exempt securities remained at 72% of the portfolio at September 30, 1996, unchanged from December 31, 1995.

     The provision for losses and loss adjustment expenses during the third quarter of 1996 was $2.9 million compared with $3.2 million in 1995's third quarter, representing additions to the loss reserve consistent with the Company's loss reserving methodology. At September 30, 1996, $16.8 million of the $51.6 million loss and loss adjustment expense reserve was allocated on a case basis compared with $14.5 million of the $42.5 million reserve at year-end 1995. During the third quarter of 1996 there were no new case reserves nor any material adjustments to those reserves currently outstanding. At September 30, 1996 the Company's unallocated general reserve was $34.8 million compared with $28.0 million at year-end 1995.

     In the third quarter of 1996, policy acquisition costs net of deferrals were $6.4 million. The 16% increase for the period over 1995's third quarter was consistent with the overall increase in earned premiums, as the percentage of policy acquisition costs net of deferrals to earned premiums remained at 10% for both periods. Policy acquisition costs are amortized over the period in which the related premiums are earned. Other insurance operating expenses increased to $12.6 million in the third quarter of 1996 from $10.6 million in the prior year's third quarter.

     In the third quarter of 1996, the Company incurred $8.6 million of interest expense compared with $7.1 million in the third quarter of 1995. The increase in third quarter 1996 primarily resulted from the additional interest expense related to the $75 million increase in MBIA's long-term debt in December, 1995.

     The Company's effective tax rate decreased marginally in the third quarter of 1996 to 20.8% compared with 21.5% in 1995.

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

     MBIA Municipal Investors Service Corporation ("MBIA/MISC"), a wholly owned subsidiary of the Company, provides cash management services for local governments and school districts. As of September 30, 1996, MBIA/MISC had approximately 1,430 clients and over $2.8 billion of client assets under management compared with over $2.5 billion at year-end 1995. In addition, MBIA/MISC provides fund administration services to 250 clients with invested assets of $133 million. MBIA/MISC offers its services in thirteen states and the Commonwealth of Puerto Rico and plans to continue to expand into additional states.

     Since 1993, MBIA Investment Management Corp. ("IMC"), another wholly owned subsidiary of the Company, has provided investment agreements, guaranteed as to principal and interest, for bond proceeds of states, municipalities and municipal authorities. At September 30, 1996, aggregate principal and accrued interest outstanding on investment agreements was $2.9 billion compared with $2.6 billion at year-end 1995. The assets supporting IMC's investment agreement liabilities are high-quality securities with an average credit quality rating of Double-A and are recorded as a component of the Company's total investments.

     In conducting its business, IMC may, from time to time, use derivative financial instruments for hedging purposes as part of its overall management of interest rate risk exposure. The use of such instruments must comply with the Company's established risk management policies restricting their use to prescribed limits, non-speculative purposes, and exposure to a market or index that represents a class of investments approved as a direct investment under the Company's existing investment guidelines. At September 30, 1996, the Company's exposure to derivative financial instruments (interest rate contracts) was not significant.

     In 1994, MBIA Capital Management Corp.("CMC"), (formerly MBIA Securities Corp.), a wholly owned subsidiary, was established to provide investment management services for MBIA's investment agreements, municipal cash management and public pension funds. In the first quarter of 1996, portfolio management for the majority of MBIA's insurance related investment portfolio was transferred to CMC; completing the transition which began in 1995.

                                      (12)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     For the third quarter of 1996, the Company's investment management services business contributed $6.8 million in operating revenues, a 32% increase over the same period last year. Operating expenses increased by 11% to $3.4 million. Net realized capital gains for the third quarter of 1996 were $3.1 million compared to $4.7 million for the third quarter of 1995.


RESULTS OF OPERATIONS
1996 AND 1995 - FIRST NINE MONTHS RESULTS
-----------------------------------------

     For the first nine months of 1996, net income increased 18% to $240.7 million from $203.1 million in the same 1995 period. Earnings per share grew 16% to $5.57 from $4.82. Core earnings per share increased by 12% in the first nine months of 1996 to $4.91. The increase in core earnings was primarily due to the continued combined growth in core premiums earned and net investment income generated by MBIA's insurance operations as well as from an increasing contribution from the investment management services business.

Insurance Operations
--------------------

     The overall long-term new issue municipal bond volume was $114.1 billion for the first nine months of 1996, up 19% from $96.2 billion in the first nine months of last year. The insured portion of the market rose sharply to 54% from 45% in the first nine months of 1995. MBIA lead the industry in market share, capturing 39% of the insured market in the first nine months of 1996.

     For the first nine months of 1996, total par value insured by MBIA for domestic new issue and secondary market municipal insurance increased to $26.9 billion from $23.5 billion in the same period last year. Over the same periods, municipal GPW increased 9% to $257.9 million from $236.7 million. Municipal AGP also increased by 9% to $252.8 million from $230.9 million in the first nine months of 1995.

     MBIA reported substantial gains in its domestic new issue and secondary market structured finance business insuring a record $13.1 billion of par value in the first nine months of 1996, almost doubling last year's $6.8 billion for its first nine months. Structured finance GPW at $40.7 million and AGP at $75.6 million both reflected 147% increases over the first nine months of 1995 which were $16.5 million and $30.6 million, respectively. Structured finance GPW and AGP included $15.9 million of assumed premiums related to an aggregate excess of loss agreement covering $726 million par of first mortgage loans.

                                      (13)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     MBIA's international operations insured $2.5 billion of new issue and secondary market par value in the first nine months of 1996 up 76% from $1.4 billion in same period of 1995. GPW for international business increased substantially by 88% to $20.3 million from $10.7 million in the first nine months of 1995. International AGP more than doubled to $27.3 million from $12.2 million in the first nine months of 1995.

     MBIA's total GPW for first nine months of 1996 increased 24% to $334.5 million from $269.2 million in the first nine months of 1995. Total AGP increased 35% to $379.6 million from $280.8 million over the same period.

     Ceded premiums to reinsurers from all insurance operations were $35.7 million in the first nine months of 1996, compared with $32.2 million in first nine months of 1995. The percentage of premiums ceded remained relatively constant at 11% and 12% of GPW for the first nine months of 1996 and 1995, respectively.

     Premiums earned increased 16% to $187.0 million in the first nine months of 1996 from $160.6 million in the first nine months of 1995. Earned premiums from scheduled amortization increased by 13% to $151.6 million over last year's first nine months. Earned premiums generated by refunded and called bonds in the first nine months of 1996 increased to $35.4 million from $26.8 million in the same period last year.

     The Company's investment portfolio related to its insurance operations generated net investment income of $183.6 million in the first nine months of 1996, a 13% increase over the $162.9 million generated in the first nine months of 1995. The increase was primarily the result of the growth of investments from continued positive operating cash flows and the proceeds from the December, 1995 and February, 1996 debt and equity offerings. Average invested assets for the first nine months of 1996 were $3.84 billion at amortized cost compared with $3.39 billion for the same period in 1995. Net realized capital gains in the first nine months of 1996 were $9.7 million, compared with $8.1 million in the prior year's first nine months.

     The provision for losses and loss adjustment expenses during the first nine months of 1996 was $10.4 million compared with $8.0 million in 1995's first nine months, representing additions to the loss reserve consistent with the Company's loss reserving methodology. During the first nine months of 1996 there were no new case reserves nor any material adjustments to those reserves currently outstanding.

                                      (14)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     In the first nine months of 1996, policy acquisition costs net of deferrals were $18.3 million. The 16% increase for the period over 1995's first nine months was consistent with the overall increase in earned premiums, as the percentage of policy acquisition costs net of deferrals to earned premiums remained at 10% for both periods. Policy acquisition costs are amortized over the period in which the related premiums are earned. Other insurance operating expenses increased by 17% to $34.6 million in the first nine months of 1996 from $29.5 million in the prior year's first nine months.

     In the first nine months of 1996, the Company incurred $25.0 million of interest expense compared with $21.3 million in the first nine months of 1995. The increase primarily resulted from the additional interest expense related to the $75 million increase in MBIA's long-term debt in December 1995.

     The Company's effective tax rate decreased marginally in the first nine months of 1996 to 21.0% compared with 21.4% in 1995.


Investment Management Services
------------------------------

     For the first nine months of 1996, the Company's investment management services business contributed $19.5 million in operating revenues, a 43% increase over the same period last year. Operating expenses increased by 11% to $10.3 million. Net realized capital gains for the first nine months of 1996 were $2.5 million compared to the first nine months of 1995 when there were $3.4 million of realized losses from the investment management services business.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At September 30, 1996, the fair value of the Company's consolidated investment portfolio was $7.2 billion, an increase of 9% from $6.6 billion at year-end 1995. The overall increase was generated by strong operating cash flows and the $55 million of net proceeds from MBIA's public offering of common stock in February, 1996, partially offset by the decrease in unrealized gains caused by the rise in interest rates during the period.

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

     MBIA Insurance Corporation's ("MBIA Corp.") liquidity position remained strong, as net cash flow provided by its operations aggregated $381 million in the first nine months of 1996, a 19% increase from $321 million in the first nine months of 1995. The Company's liquidity is in part dependent upon MBIA Corp.'s ability to pay dividends to the Company. MBIA Corp.'s net income, consisting of premiums earned and investment income less losses and expenses, is a source of continuing additions to earned surplus and dividend-paying capability. Under New York state insurance law, without prior approval of the superintendent of the state insurance department, MBIA Corp. may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement. The dividends in any 12-month period may not exceed the lesser of 10% of its policyholders' surplus as shown on its last filed statutory-basis financial statements or adjusted net investment income, as defined, for such 12-month period. In the first nine months of 1996, MBIA Corp. paid dividends of $13.0 million and at September 30, 1996 had approximately $114 million available for payment of future dividends to the Company without requiring prior approval.

     MBIA Corp. has an irrevocable standby line of credit with a group of major banks in the amount of $725 million which provides funds for the payment of claims in the event that severe losses should occur. The line of credit expires on September 30, 2003 but may be renewed annually by the bank group for a period to extend the term to seven years beyond the renewal date. For general corporate purposes or to further facilitate the immediate payment of claims, should they occur, the Company and MBIA Corp. maintain short-term liquidity facilities totaling $300 million with a group of major banks. At September 30, 1996, there was $42 million outstanding under these facilities.

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

                                      (16)

                           MBIA INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


shares offered by the Company. The Company realized $55 million in new capital from the offering.

     In October 1996, the Company filed an S-3, shelf registration statement for $250 million of securities. The shelf covers unsecured debt securities, common and preferred stock. Proceeds from the sale of these securities will be used to support growth in the Company's businesses and for general corporate purposes.


                                      (17)

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



                                      (18)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              MBIA INC.
                            ---------------------------------------------------
                                             Registrant




Date:  November 14, 1996                        /s/ JULLIETTE S. TEHRANI
       -----------------                        ------------------------
                                                 Julliette S. Tehrani
                                                 Senior Vice President,
                                                 Chief Financial Officer





Date:  November 14, 1996                        /s/ ELIZABETH B. SULLIVAN
       -----------------                        -------------------------
                                                 Elizabeth B. Sullivan
                                                 Vice President,
                                                 Controller
                                                 (Principal Accounting Officer)






                                   (19)