Form 10-K
period 1996-12-31
MBIA INC
filed 1997-03-28
CIK 814585

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

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


                                (914) 273-4545
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:


Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, par value $1 per share                     New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No___.
                                               ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 17, 1997 was $ 4,219,666,628.00.

     As of March 17, 1997, 43,323,066 shares of Common Stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement of the Registrant, dated March 31, 1997 are incorporated by reference into Parts I and III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                    PART I
                                    ------
ITEM 1. BUSINESS

          MBIA Inc. (the "Company") is engaged primarily in providing financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, selected corporate debt, including investor-owned utility bonds, and debt of selected financial institutions. The Company provides these services both in the new issue and secondary markets and both domestically and internationally. These financial guarantees are provided through the Company's wholly-owned subsidiary, MBIA Insurance Corporation ("MBIA Corp."). MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association (the "Association") which began writing financial guarantees for municipal bonds in 1974.

          Effective as of December 31, 1989, the Company purchased Bond Investors Guaranty Insurance Company ("BIG Ins."), another municipal bond insurance company. Subsequently, MBIA Corp. reinsured the net exposure on the municipal bond insurance policies previously issued by BIG Ins. (See "Business-- Reinsurance" below) and changed the name of BIG Ins. to MBIA Insurance Corp. of Illinois ("MBIA Illinois").

          In 1990, the Company formed a French company, MBIA Assurance S.A. ("MBIA Assurance"), to write financial guarantee insurance in the countries of the European community. MBIA Assurance, which is a subsidiary of MBIA Corp., writes policies insuring public infrastructure financings, asset-backed transactions and certain obligations of financial institutions. In September 1995, MBIA Corp. entered into a joint venture agreement with AMBAC Indemnity Corporation for the purpose of jointly marketing financial guarantee insurance within the European Community and the Pacific Rim countries. Generally, throughout the text references to MBIA Corp. include the activities of its subsidiaries, MBIA Illinois and MBIA Assurance.

          Financial guarantee insurance provides an unconditional and irrevocable guarantee of the payment of the principal of and interest on insured obligations when due. MBIA Corp.'s primary business is insuring obligations issued by states, municipalities and other governmental authorities, instrumentalities and agencies. Such obligations are secured by the issuer's taxing power in the case of general obligation or special tax supported bonds, or by the issuer's ability to impose and collect fees and charges for public services or specific projects in the case of most revenue bonds. MBIA Corp. also provides financial guarantees for structured finance transactions (principally mortgage-backed and asset-backed securities), investor-owned utility debt and obligations of high-quality financial institutions. The principal economic value of financial guarantee insurance to the entity offering the obligations is the saving in interest costs resulting from the difference in the market yield between an insured obligation and the same obligation on an uninsured basis. In addition, for complex financings and for obligations of issuers that are not well-known by investors, insured obligations receive greater market acceptance than uninsured obligations. The financial guarantee industry is subject to the direct and indirect effects of governmental regulation, including changes in tax laws affecting the municipal and asset-backed debt markets. No assurance can be given that future legislative or regulatory changes might not adversely affect the results of operations and financial conditions of the Company.

          MBIA Corp.'s substantial capital base permits it to support a large portfolio of insured obligations and to write new business. MBIA Corp. primarily insures obligations which are sold in the new issue and secondary markets, or which are held in unit investment trusts ("UIT") and by mutual funds. It also provides surety bonds for debt service reserve funds.

          The Association was the first issuer of financial guarantees to receive both the AAA claims-paying rating from Standard and Poor's Corporation ("S&P"), which it received in 1974, and the Aaa claims-paying rating from Moody's Investors Service, Inc. ("Moody's"), which it received in 1984. Both rating agencies have continuously issued Triple-A claims-paying ratings for MBIA Corp. and Triple-A ratings to obligations guaranteed by MBIA Corp. Both rating agencies have also continued the Triple-A rating on MBIA Illinois guaranteed bond issues which have been reinsured by MBIA Corp. In addition, in 1995 MBIA Corp. received a Triple-A claims-paying rating from Fitch Investors Services, L.P. ("Fitch").

          Over the last six years, the Company has undertaken the development of investment management services and products which capitalize on its capabilities, reputation and marketplace relationships. The Company is delivering these services to the public sector through a group of subsidiary companies. These services include cash management, municipal investment agreements, discretionary asset management and administrative services. MBIA Municipal Investors Service Corporation ("MBIA-MISC") provides cash management services and investment placement services to local governments and school districts, and provides those clients with fund administration services. In 1996, MBIA-MISC acquired American Money Management Associates, Inc. ("AMMA") which offers investment and treasury management consulting services to municipal and quasi-municipal clients. Both MBIA-MISC and AMMA are registered investment advisors. MBIA Investment Management Corp. ("IMC") offers guaranteed investment agreements primarily for bond proceeds to states and municipalities. MBIA Capital Management Corp. ("CMC") performs investment management services for the Company, MBIA-MISC, IMC and selected external clients.


MBIA CORP. INSURED PORTFOLIO

          At December 31, 1996, the net par amount outstanding on MBIA Corp.'s insured obligations (including insured obligations of MBIA Illinois and MBIA Assurance but excluding the guarantee of $3.3 billion of obligations of IMC (see "Operations--Miscellaneous")) was $233.2 billion, comprised of $204.2 billion in new issues and $29.0 billion in secondary market issues. Net insurance in force was $411.1 billion.

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

          MBIA Corp. seeks to maintain a diversified insured portfolio designed to spread risk based on a variety of criteria including revenue source, issue size, type of bond and geographic area. As of December 31, 1996, MBIA Corp. had 31,929 policies outstanding. These policies are diversified among 7,637 "credits," which MBIA Corp. defines as any group of issues supported by the same revenue source.

         The table below sets forth information with respect to the original par amount written per issue in MBIA Corp.'s portfolio as of December 31, 1996:


                   MBIA CORP. ORIGINAL PAR AMOUNT PER ISSUE
                            AS OF DECEMBER 31, 1996

                                         % OF TOTAL
                            NUMBER OF     NUMBER OF      NET PAR      % OF NET
 ORIGINAL PAR AMOUNT          ISSUES       ISSUES        AMOUNT      PAR AMOUNT
 WRITTEN PER ISSUE         OUTSTANDING  OUTSTANDING   OUTSTANDING    OUTSTANDING
                                                     (IN BILLIONS)
Less than $10 million          26,609         83.4%       $ 38.7          16.6%
$10-25 million                  2,553          8.0          31.6          13.6
$25-50 million                  1,317          4.1          34.4          14.7
$50-100 million                   838          2.6          42.5          18.2
Greater than $100 million         612          1.9          86.0          36.9
                               ------        -----        ------         -----
Total                          31,929        100.0%       $233.2         100.0%
                               ======                     ======

          MBIA Corp. underwrites financial guarantee insurance on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life (as opposed to the stated maturity) of its insurance policies in force at December 31, 1996 was
11.2 years. The average life was determined by applying a weighted average calculation, using the remaining years to maturity of each insured obligation, and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings of insured issues. Average annual debt service on the portfolio at December 31, 1996 was $22.3 billion.

          The table below shows the diversification of MBIA Corp.'s insured portfolio by bond type:

                   MBIA CORP. INSURED PORTFOLIO BY BOND TYPE
                          AS OF DECEMBER 31, 1996 (1)

BOND TYPE

                                           NUMBER        NET PAR       % OF NET
                                          OF ISSUES      AMOUNT       PAR AMOUNT
DOMESTIC                                 OUTSTANDING   OUTSTANDING   OUTSTANDING
--------
                                                      (IN BILLIONS)
  MUNICIPAL
    General obligation                      11,763        $ 64.9          27.8%
    Utilities                                4,799          36.5          15.7
    Health care                              2,386          28.7          12.3
    Transportation                           1,520          15.7           6.7
    Special Revenue                          1,543          15.6           6.7
    Higher Education                         1,309           9.8           4.2
    Housing                                  2,455           7.9           3.4
    Industrial Development &
     Pollution Control Revenue                 931           6.8           2.9
     Other                                     169           2.1           0.9
                                            ------        ------         -----
        TOTAL MUNICIPAL                     26,875         188.0          80.6
                                            ------        ------         -----

  STRUCTURED FINANCE*                          349          30.2          12.9
  OTHER                                      4,536           9.6           4.3
                                            ------        ------         -----
        TOTAL DOMESTIC                      31,760         227.8          97.8
                                            ------        ------         -----

INTERNATIONAL
-------------
  INFRASTRUCTURE                               121           1.8           0.7
  STRUCTURED FINANCE*                           22           1.7           0.7
  OTHER                                         26           1.9           0.8
                                            ------        ------         -----
        TOTAL INTERNATIONAL                    169           5.4           2.2
                                            ------        ------         -----
TOTAL                                       31,929        $233.2         100.0%
                                            ======        ======

* Asset/mortgage-backed

___________________
(1) Excludes IMC's $3.3 billion relating to municipal investment agreements guaranteed by MBIA Corp.

          As illustrated by the table above, approximately 44% of the net par amount outstanding of the MBIA Corp. insured portfolio consists of general obligation bonds, which are supported by the full faith and credit and taxing power of state and local governmental issuers, and water, sewer and electric revenue bonds, which are secured by a pledge of revenues imposed and collected by state and local public entities for the provision of essential services. MBIA Corp. seeks to avoid bond issues which entail excessive single project risk, over-capacity or customer contract disputes.

          MBIA Corp. engages primarily in insuring municipal bonds. As of December 31, 1996, of the $233.2 billion outstanding net par amount of obligations insured, $188 billion, or 81%, consisted of municipal bonds, $39.8 billion, or approximately 17%, consisted primarily of asset/mortgage-backed transactions and investor-owned utility obligations and $5.4 billion or approximately 2% consisted of transactions done in the European market.

          The table below shows the diversification by type of insurance written by MBIA Corp. in each of the last five years:


                  MBIA CORP. NET PAR AMOUNT BY BOND TYPE (1)

BOND TYPE                              1992       1993       1994       1995      1996
                                              (In millions)
DOMESTIC
--------
MUNICIPAL
    General obligation                $ 8,951    $11,952    $11,086    $10,127   $12,807
    Utilities                           5,975      9,293      4,858      5,018     6,731
    Health care                         4,401      6,342      3,655      2,913     4,147
    Special Revenue                     2,776      3,246      1,888      1,935     3,761
    Transportation                      2,283      3,419      1,747      2,624     3,146
    Higher Education                    1,532      2,126      1,346      1,264     2,106
    Housing                               592        469        876      1,962     1,802
    Industrial Development &
        Pollution Control Revenue         744      1,533      1,486      1,155       693
     Other                                 86        ---        575      1,240       401
                                      -------    -------    -------    -------   -------
        TOTAL MUNICIPAL                27,340     38,380     27,517     28,238    35,594
                                      -------    -------    -------    -------   -------

STRUCTURED FINANCE*                     2,842      3,581      4,832      7,766    18,765

OTHER                                   1,305      1,548      1,355      1,289     4,603
                                      -------    -------    -------    -------   -------
TOTAL DOMESTIC                         31,487     43,509     33,704     37,293    58,962
                                      -------    -------    -------    -------   -------

INTERNATIONAL
-------------
INFRASTRUCTURE                            ---        190        243        591       788
STRUCTURED FINANCE*                       ---        ---        725        479       896
OTHER                                     ---        ---        980        444       765
                                      -------    -------    -------    -------   -------
        TOTAL INTERNATIONAL               ---        190      1,948      1,514     2,449
                                      -------    -------    -------    -------   -------

TOTAL                                 $31,487    $43,699    $35,652    $38,807   $61,411
                                      =======    =======    =======    =======   =======

*  Asset/mortgage-backed
(1) Par amount insured by year, net of reinsurance.

          MBIA Corp. is licensed to write business in all 50 states, the District of Columbia, Guam, the Northern Mariana Islands, the U.S. Virgin Islands, Puerto Rico the Kingdom of Spain and the Republic of France. MBIA Illinois is licensed to write business in 48 states, the District of Columbia and Puerto Rico. MBIA Assurance is licensed to write business in France. The following table sets forth by state those states in which MBIA Corp. has at least 2% of its total net par amount outstanding:


                     MBIA CORP. INSURED PORTFOLIO BY STATE
                          AS OF DECEMBER 31, 1996 (1)

                                    NUMBER OF      NET PAR        % OF NET
                                      ISSUES        AMOUNT       PAR AMOUNT
                                   OUTSTANDING   OUTSTANDING    OUTSTANDING
                                                (IN BILLIONS)
STATE
  California                          3,378         $ 30.8          13.2%
  New York                            4,819           17.0           7.3
  Florida                             1,632           16.1           6.9
  Pennsylvania                        2,216           11.5           4.9
  Texas                               2,052           11.4           4.9
  Illinois                            1,145           10.2           4.4
  New Jersey                          1,863           10.0           4.3
  Ohio                                1,032            6.4           2.8
  Massachusetts                       1,100            6.0           2.6
  Michigan                            1,021            5.0           2.1
  All other states                   11,502          103.4          44.4
                                     ------         ------         -----
    Total United States              31,760          227.8          97.8

  International                         169            5.4           2.2
                                     ------         ------         -----
         Total                       31,929         $233.2         100.0%
                                     ======         ======

_____________________
(1) Excludes IMC's $3.3 billion relating to municipal investment agreements guaranteed by MBIA Corp.

          MBIA Corp. has underwriting guidelines that limit the net insurance in force for any one insured credit. MBIA Corp. has not exceeded any applicable regulatory single-risk limit with respect to any bond issue insured by it. As of December 31, 1996, MBIA Corp.'s net par amount outstanding for its ten largest insured municipal credits totalled $10.0 billion, representing 4.3% of MBIA Corp.'s total net par amount outstanding, and for its ten largest structured finance credits, the net par outstanding was $7.4 billion, or 3.2% of the total.

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

         New Issue Programs:
         ------------------

               Direct Purchase Program.  Under the Direct Purchase Program, an
               -----------------------
issuer or underwriter purchases a policy directly from MBIA Corp. and pays the premium itself. Substantially all MBIA Corp. insured issues that are sold through a negotiated offering utilize this program. Of those issues which sell through competitive bidding, some use this program but the majority use the Optional Bidding Program described below. The critical elements in the Direct Purchase Program are that the issuer or underwriter determines to use insurance well before the sale date and then works closely with MBIA Corp. in developing documentation and legal structure.

               Optional Bidding Program.  Under the Optional Bidding Program,
               ------------------------
MBIA Corp. offers insurance as an option to the underwriters bidding on an issue. It is used only for issues sold through competitive bidding. Under this program, the MBIA Corp. policy is purchased and the premium paid by the successful underwriter who chooses to use MBIA Corp. insurance. The flexibility of this program, where insurance may be chosen or rejected until sale time, makes adjustment to current market conditions easy for underwriters. In addition, this program eliminates any need for the issuer to budget for or allocate bond proceeds to pay the premium.

          Secondary Market Programs:
          -------------------------

               Unit Investment Trusts.  MBIA Corp. offers insurance to the UIT
               ----------------------
market through ongoing arrangements with investment banking and financial service companies which are UIT sponsors. MBIA Corp. insurance covers all of the bond issues in each of the insured unit trusts through one of two programs. Under one program, each issue in a trust is insured until maturity and, under the other program, each issue is insured only while it is held in the UIT.

               Mutual Funds.  MBIA Corp. offers insurance in the mutual fund
               -------------
sector through ongoing arrangements with fund sponsors, which are investment advisers to individual mutual funds or families of mutual funds. All premiums for insuring bond issues in mutual funds are paid on the "while-in-trust" basis and consist of monthly charges. Under certain of these policies, MBIA Corp. is committed to offer insurance to maturity to the sponsor on issues sold out of the fund for an additional premium payable at the time of sale.

               Other Secondary Market Insurance.  MBIA Corp. provides insurance
               --------------------------------
on whole and partial maturities for bond issues which are being traded in the secondary market in response to requests from bond traders and institutions. MBIA Corp. charges the purchaser of this insurance a single premium payable upon issuance of the policy for insuring the designated bonds to maturity.

          The following table indicates the percentage of net par outstanding with respect to each type of insured program:

                     MBIA CORP. TYPES OF INSURED PROGRAMS
                            AS OF DECEMBER 31, 1996

                                             NET PAR           % OF NET
                                              AMOUNT          PAR AMOUNT
     TYPE OF PROGRAM                       OUTSTANDING       OUTSTANDING
                                          (IN BILLIONS)

     New issue                                $204.2             87.6%
     Secondary market issues
       Unit investment trusts                    5.2              2.2
       Mutual funds                              0.4              0.2
       Other secondary market issues            23.4             10.0
                                              ------            -----
         Total                                $233.2            100.0%
                                              ======

OPERATIONS

          The operations of MBIA Corp. are conducted through the Insurance Operations Division. The Insurance Operations Division includes the Public Finance and the Packaged Products Groups, the Structured Finance and the International Departments, and the Underwriting Policy and Review Department ("UPR"). The functions of each are more fully described below.

          The Public Finance Group and the Packaged Products Group each have underwriting authority with respect to certain categories of business and with respect to credits up to a certain par amount per category. As a result, the business units within these groups are responsible for analyzing and approving approximately 79% of the number of issues insured (representing 45% of the gross par value insured). With respect to larger, complex or unique credits, underwriting is performed by a committee drawn from outside the business unit originating the transaction. For all transactions done by the Structured Finance or International Departments, MBIA Corp.'s review and approval procedure has two stages. The first stage consists of transaction screening and in-depth credit review and structuring by the appropriate department within the Insurance Operations Division. The second stage, final review and approval of credit and structure, is performed by UPR. Pricing, in all cases, is carried out by the Market Research Group in the Insurance Operations Division, and the continuing review of insured issues is administered by the Insured Portfolio Management Group within UPR.

          Marketing and Credit Review:
          ---------------------------

               MBIA Corp.'s marketing activities and initial credit review functions for insured transactions are carried out primarily by various departments within the Insurance Operations Division. They are also involved in structuring credits on negotiated new issue business and in insuring secondary market issues. These groups employ research analysts who have extensive experience in the industry and who develop business within established credit analysis criteria. Market intelligence and client contact related to identifying, screening and developing candidates for insurance are also handled by the various departments within the Insurance Operations Division. The primary factors in issue screening are credit quality, legal security and transaction structure, as well as evaluation of the potential for interest cost savings through the use of insurance.

               Premium rates are determined by the Market Research Department, MBIA Corp.'s pricing and syndicate unit, which focuses on the type of business and credit strength of the bond issue, the maturity and structure of the issue, and other credit and market factors. Premium rates are based upon established premium ranges, which take into account capital charges, rating agency models and degrees of perceived risk. The Market Research Group also conducts extensive consultation with analysts on the issue and considers updated market intelligence developed from daily contact with syndicate managers and traders to help form the most accurate view of the value of MBIA Corp.'s guarantee on each issue. Minimum pricing standards are established at levels that management believes should generate an appropriate level of return on capital.

               The Company recognizes that adherence to its pricing and quality standards may result in the loss of business to other insurers offering insurance at rates or on terms that the Company does not believe to be appropriate. The Company gives primary emphasis to maintaining its pricing and quality standards and secondary emphasis to market share.

          Underwriting Review:
          -------------------

               UPR, which consists of the Structured Finance Underwriting Department, the International Underwriting Analysis Department, the Corporate Risk Department and the Insured Portfolio Management Group, is responsible for adherence to MBIA Corp.'s underwriting guidelines and procedures, which are designed to maintain an insured portfolio with low risk characteristics and for monitoring the insured portfolio. MBIA Corp. maintains underwriting guidelines based on those aspects of credit quality that it deems important for each category of obligation considered for insurance. These include economic and social trends, debt management, financial management, adequacy of anticipated cash flow, satisfactory legal structure and other security provisions, viable tax and economic bases, adequacy of loss coverage and project feasibility, including a satisfactory consulting engineer's report, if applicable. Such guidelines are subject to periodic review. An inter-divisional committee, the Credit Policy Committee, is responsible for establishing and maintaining underwriting standards and criteria for all insurance products.

               In order to ensure that the existing guidelines are followed, UPR monitors and periodically reviews underwriting decisions made by the Insurance Operations Division. The Corporate Risk Group underwrites and monitors MBIA Corp.'s direct and indirect exposure to financial institutions and other corporate entities with respect to investment contracts, letters of credit and liquidity facilities supporting MBIA-insured issues, and recommends limits on such exposures. The department provides in-depth financial analyses of financial institutions for which there is existing or proposed exposure and gives advice on related contract terms, transfers of these instruments to new institutions and renewal dates and procedures.

          Insured Portfolio Management:
          ----------------------------

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

               Although MBIA Corp. has to date had only ten insured issues requiring claim payments for which it has not been fully reimbursed, there are eight additional insured issues for which case loss reserves have been established (see "Losses and Reserves" below). Other potential losses have been avoided through the early detection of problems and subsequent negotiations with the issuer and other parties involved. In a limited number of instances, the solution involved the restructuring of insured issues or underlying security arrangements. More often, MBIA Corp. utilizes a variety of other techniques to resolve problems, such as enforcement of covenants, assistance in resolving management problems and working with the issuer to develop potential political solutions. Issuers are under no obligation to restructure insured issues or underlying security arrangements in order to prevent losses. Moreover, MBIA Corp. is obligated to pay amounts equal to defaulted interest and principal payments on insured bonds on their respective due dates even if the issuer or other parties involved refuse to restructure or renegotiate the terms of the insured bonds or related security arrangements. The Company believes that early detection and continued involvement by the Insured Portfolio Management Group are crucial in avoiding or minimizing claims on insurance policies.

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

          Other
          -----

               In 1996, the Company established Strategic Services, Inc. ("SSI") to develop the areas of tax collection and administration for state and local governments. In May, SSI acquired an equity interest in Capital Asset Holdings, an entity engaged in the purchase and servicing of delinquent taxes for municipal entities. In January, 1997, SSI acquired a 95% interest in the entities of the Municipal Tax Bureau, which provide tax revenue compliance and collection services to the public sector.

INVESTMENT MANAGEMENT SERVICES

          Over the last six years, the Company's investment management businesses have expanded their services to the public sector and added new revenue sources. Average assets under management for these businesses have increased from $3.2 billion in 1994 to $6.2 billion in 1996. These assets include IMC's municipal investment agreements, pooled public funds and third-party accounts. With the growth in investments under management, these businesses generated increases in operating income in 1996.

          MBIA-MISC provides cash management services and fixed-rate investment placement services directly to local governments and school districts. In addition, MBIA-MISC performs investment fund administration services for clients, which provide an additional source of revenue. In late 1996, MBIA-MISC acquired American Money Management Associates, Inc. ("AMMA"), which provides investment and treasury management consulting services for municipal and quasi-public sector clients. Both MBIA-MISC and AMMA are Securities and Exchange Commission registered investment advisers. MBIA-MISC operates in 20 states and the Commonwealth of Puerto Rico and, at year-end 1996, had $4.2 billion of client assets under management.

          IMC provides guaranteed investment agreements for bond proceeds of states and municipalities. At year-end 1996, principal and accrued interest outstanding on investment agreements was $3.3 billion. At amortized cost, the assets supporting IMC's investment agreement liabilities were $3.3 billion at December 31, 1996. These assets are comprised of high-quality securities with an average credit quality rating of AA.

          CMC provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and MBIA Corp.'s insurance related fixed-income investment portfolios, as well as third-party accounts. CMC assumed full management for MBIA Corp.'s insurance related fixed-income investment portfolios in 1996, which was previously managed externally. CMC is also a registered investment advisor and at year-end 1996 was managing over $10 billion of assets.

COMPETITION

          The financial guarantee insurance business is highly competitive. In 1996 MBIA Corp. was the largest insurer of new issue long-term municipal bonds, accounting for 40% of the par amount of such insured bonds. The other principal insurers in 1996 were AMBAC Indemnity Corporation, Financial Guaranty Insurance Company, Financial Security Assurance Inc. and Capital Guaranty Insurance Co., all of which, like MBIA Corp., have Aaa and AAA claims-paying ratings from Moody's and S&P, respectively. According to Asset Sales Report, in 1996 MBIA Corp. was the leading insurer of new issue asset/mortgage-backed securities. The three principal competitors in this area in 1996 were Capital Markets Assurance Corp., Financial Security Assurance and Financial Guaranty Insurance Company.

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

Letters of credit are most often issued for periods of less than 10 years, although there is no legal restriction on the issuance of letters of credit having longer terms. Thus, financial institutions and banks issuing letters of credit compete directly with MBIA Corp. to guarantee short-term notes and bonds with a maturity of less than 10 years. To the extent that banks providing credit enhancement may begin to issue letters of credit with commitments longer than 10 years, the competitive position of financial guarantee insurers, such as MBIA Corp., could be adversely affected. Letters of credit also are frequently used to assure the liquidity of a short-term put option for a long-term bond issue. This assurance of liquidity effectively confers on such issues, for the short term, the credit standing of the financial institution providing the facility, thereby competing with MBIA Corp. and other financial guarantee insurers in providing interest cost savings on such issues. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer's alternative of foregoing credit enhancement and paying a higher interest rate. If the interest savings from insurance or another form of credit enhancement are not greater than the cost of such credit enhancement, the issuer will generally choose to issue bonds without enhancement. MBIA Corp. also competes in the international market with composite (multi-line) insurers.

          There are minimum capital requirements imposed on a financial guarantee insurer by Moody's and S&P to obtain Triple-A claims-paying ratings. Also, under a New York law, multi-line insurers are prohibited from writing financial guarantee insurance in New York State, except during a transitional period which, subject to certain specific conditions, will expire in May 1997. See "Business--Regulation." However, there can be no assurance that major multi-line insurers or other financial institutions will not participate in financial guarantee insurance in the future, either directly or through monoline subsidiaries.

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

          As of December 31, 1996, MBIA Corp. retained approximately 88% of the gross debt service outstanding of all transactions insured by it, MBIA Assurance and MBIA Illinois, and ceded approximately 12% to treaty and facultative reinsurers. MBIA Corp.'s and MBIA Illinois' principal reinsurers are Enhance Reinsurance Company, Capital Re Management Corporation, Asset Guaranty Reinsurance Co., Capital Mortgage Reinsurance Company and Axa Re Finance. The first two of these reinsurers, whose claims-paying ability is rated Triple-A by S&P and Moody's, reinsured approximately 63% of the total ceded insurance in force at December 31, 1996. The other principal reinsurers are rated AA by S&P. All other reinsurers reinsured less than 5% of the total ceded insurance in force at December 31, 1996 and are diversified geographically and by lines of insurance written. MBIA Corp.'s net retention on the policies it writes varies from time to time depending on its own business needs and the capacity available in the reinsurance market. The amounts of reinsurance ceded at December 31, 1996 and 1995 by bond type and by state are set forth in Note 12 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

          In connection with the BIG Ins. acquisition, MBIA Corp. and MBIA Illinois entered into a reinsurance agreement under which MBIA Corp. agreed to reinsure 100% of all business written by MBIA Illinois, net of cessions by MBIA Illinois to third party reinsurers, in exchange for MBIA Illinois' transfer of the assets underlying the related unearned premium and contingency reserves. Pursuant to such reinsurance agreement with MBIA Illinois, MBIA Corp. reinsured all of the net exposure of $30.9 billion, or approximately 68% of the gross debt service outstanding, of the municipal bond insurance portfolio of MBIA Illinois, the remaining 32% having been previously ceded to treaty and facultative reinsurers of MBIA Illinois (see preceding paragraph). MBIA Corp. retroceded 3% and 1% of this portfolio to its treaty and facultative reinsurers in 1990 and 1991, respectively; additionally, in 1990, 10% of this portfolio was ceded back to MBIA Illinois to comply with regulatory requirements.

          MBIA Corp. and MBIA Assurance have both a reinsurance agreement and a net worth maintenance agreement.

INVESTMENTS AND INVESTMENT POLICY

          The Finance Committee of the Board of Directors of the Company approves the general investment objectives and policies of the Company, and also reviews more specific investment guidelines. On January 1, 1996 CMC assumed full management of all of MBIA Corp.'s consolidated investment portfolios. Certain investments of the Company and MBIA Assurance related to non-U.S. insurance operations are managed by independent managers.

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

          Investment objectives, policies and guidelines related to the Company's municipal investment agreement business are also subject to review and approval by the Finance Committee of the Board of Directors. The primary investment objectives are to preserve capital, to achieve an investment duration that closely approximates the expected duration of related liabilities, and to maintain appropriate liquidity. The investment agreement assets are managed by CMC subject to an investment management agreement between IMC and CMC.

          For 1996, approximately 68% of the Company's net income was derived from after-tax earnings on its investment portfolio (excluding the amounts earned on investment agreement assets which are recorded as a component of investment management services revenues). The following table sets forth investment income and related data for the years ended December 31, 1994, 1995 and 1996:

                     INVESTMENT INCOME OF THE COMPANY (1)

                                                      1994            1995           1996
                                                   (IN THOUSANDS)
Investment income before expenses (2)               $196,662        $222,704       $250,415
Investment expenses                                    2,809           2,846          2,854
                                                    --------        --------       --------
Net investment income before income taxes            193,853         219,858        247,561
Net realized gains                                    10,335          11,312         11,740
                                                    --------        --------       --------
Total investment income before income taxes         $204,188        $231,170       $259,301
                                                    ========        ========       ========
Total investment income after income taxes          $175,007        $196,269       $219,798
                                                    ========        ========       ========

_________________________
     (l) Excludes investment income and realized gains and losses from investment management services.
     (2) Includes taxable and tax-exempt interest income.


          The tables below set forth the composition of the Company's investment portfolios. The weighted average yields in the tables reflect the nominal yield on book value as of December 31, 1996, 1995 and 1994.

                     INVESTMENT PORTFOLIO BY SECURITY TYPE
                            AS OF DECEMBER 31, 1996

                                                                                                         INVESTMENT
                                                       INSURANCE                                     MANAGEMENT SERVICES
INVESTMENT CATEGORY                      FAIR VALUE                 WEIGHTED                  FAIR VALUE              WEIGHTED
                                       (IN THOUSANDS)            AVERAGE YIELD (1)          (IN THOUSANDS)        AVERAGE YIELD (1)
Fixed income investments:
  Long-term bonds:
    Taxable bonds:
    U.S. Treasury & Agency obligations  $  340,397                   7.30%                   $1,121,511                 6.32%
    GNMAs                                   71,080                   7.62                        71,315                 7.35
    Other mortgage & asset backed          125,382                   7.14                       767,271                 5.92
     securities
    Corporate obligations                  468,386                   6.78                       706,574                 6.82
    Foreign obligations (2)                152,392                   6.87                       182,885                 7.37
                                        ----------                                           ----------
     Total                               1,157,637                   7.04                     2,849,556                 6.43
  Tax-exempt bonds:
    State & municipal                    2,992,063                   8.03                            --                   --
                                        ----------                                           ----------
     Total long-term investments         4,149,700                   7.76                     2,849,556                 6.43
  Short-term investments (3)               176,088                   5.96                       443,742                 5.65
                                        ----------                                           ----------
     Total fixed income investments      4,325,788                   7.69%                    3,293,298                 6.33%
Other investments (4)                       29,101                     --                            --                   --
                                        ----------                                           ----------
     Total investments                  $4,354,889                     --                    $3,293,298                   --
                                        ==========                                           ==========

(1) Prospective market yields as of December 31, 1996. Yield on tax-exempt bonds is presented on a taxable equivalent basis using a 35% federal income tax rate.
(2) Includes direct obligations of foreign governments and foreign corporations.
(3) Taxable and tax-exempt investments, including bonds with a remaining maturity of less than one year.
(4) Consists of marketable equity securities and interests in limited partnerships; yield information not meaningful.

                     INVESTMENT PORTFOLIO BY SECURITY TYPE
                            AS OF DECEMBER 31, 1995

                                                                                                           INVESTMENT
                                                                   INSURANCE                          MANAGEMENT SERVICES
INVESTMENT CATEGORY                                     FAIR VALUE          WEIGHTED             FAIR VALUE          WEIGHTED
                                                      (IN THOUSANDS)     AVERAGE YIELD (1)     (IN THOUSANDS)     AVERAGE YIELD (1)
Fixed income investments:
  Long-term bonds:
     Taxable bonds:
     U.S. Treasury &  Agency obligations               $  265,209            6.82%               $1,028,805       5.90%
     GNMAs                                                 58,853            7.07                   141,957       7.01
     Other mortgage & asset backed securities             137,542            6.71                   702,144       5.58
     Corporate obligations                                366,076            6.12                   520,236       6.29
     Foreign obligations (2)                               98,620            6.08                   122,692       6.86
                                                       ----------                                ----------
        Total                                             926,300            6.46                 2,515,834       6.00
     Tax-exempt bonds:
     State & municipal                                  2,726,321            7.76                       ---         --
                                                       ----------                                ----------
        Total long-term investments                     3,652,621            7.44                 2,515,834       6.00
  Short-term investments (3)                              198,035            6.49                   226,792       5.48
                                                       ----------                                ----------
        Total fixed income investments                  3,850,656            7.39%                2,742,626       5.96%
Other investments (4)                                      14,064              --                       ---         --
                                                       ----------                                ----------
        Total investments                              $3,864,720              --                $2,742,626         --
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

                     INVESTMENT PORTFOLIO BY SECURITY TYPE
                            AS OF DECEMBER 31, 1994

                                                                                                            INVESTMENT
                                                                            INSURANCE                   MANAGEMENT SERVICES
INVESTMENT CATEGORY                                               FAIR VALUE         WEIGHTED        FAIR VALUE       WEIGHTED
                                                                (IN THOUSANDS)   AVERAGE YIELD (1)  (IN THOUSANDS) AVERAGE YIELD (1)
Fixed income investments:
  Long-term bonds:
     Taxable bonds:
     U.S. Treasury &  Agency obligations                       $  180,405            8.52%          $  477,530            7.15%
     GNMAs                                                         70,476            8.76              102,903            8.38
     Other mortgage & asset backed securities                     111,611            8.69              680,530            7.27
     Corporate obligations                                        235,839            8.44              208,371            8.70
     Foreign obligations (2)                                       98,558            8.46               53,916            8.70
                                                               ----------                           ----------
        Total                                                     696,889            8.54            1,523,250            7.55
  Tax-exempt bonds:
  State & municipal                                             2,355,017            9.46                  ---              --
                                                               ----------                           ----------
        Total long-term investments                             3,051,906            9.25            1,523,250            7.55
  Short-term investments (3)                                      121,384            5.56              152,685            6.48
                                                               ----------                           ----------
        Total fixed income investments                          3,173,290            9.11%           1,675,935            7.46%
Other investments (4)                                              17,550              --                  ---              --
                                                               ----------                           ----------
        Total investments                                      $3,190,840              --           $1,675,935              --
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

          The average maturity of the insurance fixed income portfolio excluding short-term investments as of December 31, 1996 was 10.2 years. After allowing for estimated principal pre-payments on mortgage pass-through securities, the duration of the portfolio was 6.7 years.

          The table below sets forth the distribution by maturity of the Company's consolidated fixed income investments:

                     FIXED INCOME INVESTMENTS BY MATURITY
                            AS OF DECEMBER 31, 1996

                                                                                                      INVESTMENT
                                                          INSURANCE                               MANAGEMENT SERVICES
                   MATURITY                 FAIR VALUE             % OF TOTAL           FAIR VALUE               % OF TOTAL
                                          (IN THOUSANDS)          FIXED INCOME        (IN THOUSANDS)            FIXED INCOME
                                                                   INVESTMENTS                                   INVESTMENTS
     Within 1 year                            $  176,088               4.1%               $  443,742                   13.5%
     Beyond 1 year but within 5 years            638,568              14.8                 1,063,272                   32.3
     Beyond 5 years but within 10 years        1,482,941              34.3                   426,650                   13.0
     Beyond 10 years but within 15 years         978,739              22.6                   300,988                    9.1
     Beyond 15 years but within 20 years         867,268              20.0                   405,712                   12.3
     Beyond 20 years                             182,184               4.2                   652,934                   19.8
                                              ----------             -----                ----------                  -----
     Total fixed income investments           $4,325,788             100.0%               $3,293,298                  100.0%
                                              ==========                                  ==========

          The quality distribution of the Company's fixed income investments based on ratings of S&P was as shown in the table below:


                FIXED INCOME INVESTMENTS BY QUALITY RATING (1)
                            AS OF DECEMBER 31, 1996

                                                                                                      INVESTMENT
                                                         INSURANCE                               MANAGEMENT SERVICES
                     QUALITY RATING            FAIR VALUE            % OF TOTAL            FAIR VALUE              % OF TOTAL
                                             (IN THOUSANDS)         FIXED INCOME         (IN THOUSANDS)           FIXED INCOME
                                                                     INVESTMENTS                                   INVESTMENTS
     AAA                                     $1,934,591                45.7%              $2,054,403                   64.2%
     AA                                       1,027,764                24.3                  225,838                    7.1
     A                                        1,045,042                24.7                  841,309                   26.3
     BBB                                        227,119                 5.3                   78,071                    2.4
                                             ----------               -----               ----------                  -----
        Total                                $4,234,516               100.0%              $3,199,621                  100.0%
                                             ==========                                   ==========

          (1) Excludes short-term investments with an original maturity of less than one year, but includes bonds having a remaining maturity of less than one year.

REGULATION

          MBIA Corp. is licensed to do insurance business in, and is subject to insurance regulation and supervision by, the State of New York (its state of incorporation), the 49 other states, the District of Columbia, Guam, the Northern Mariana Islands, the U.S. Virgin Islands, Puerto Rico, the Kingdom of Spain and the Republic of France. MBIA Illinois is licensed in, and is subject to insurance regulation and supervision by, the State of Illinois (its state of incorporation), 47 other states, the District of Columbia and Puerto Rico. MBIA Assurance is licensed to do insurance business in France and is subject to regulation under the corporation and insurance laws of the Republic of France. The extent of state insurance regulation and supervision varies by jurisdiction, but New York, Illinois and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies. These laws prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. is required to file detailed annual financial statements with the New York Insurance Department and similar supervisory agencies in each of the other jurisdictions in which it is licensed. MBIA Illinois is required to file detailed annual financial statements with the Illinois Department of Insurance and similar supervisory agencies in each of the other jurisdictions in which it is licensed. The operations and accounts of both MBIA Corp. and MBIA Illinois are subject to examination by these regulatory agencies at regular intervals.

          MBIA Corp. is licensed to provide financial guarantee insurance under
Article 69 of the New York Insurance Law. Article 69 defines financial guarantee insurance to include any guarantee under which loss is payable upon proof of occurrence of financial loss to an insured as a result of certain events. These events include the failure of any obligor on or any issuer of any debt instrument or other monetary obligation to pay principal, interest, premium, dividend or purchase price of or on such instrument or obligation, when due. Under Article 69, MBIA Corp. is licensed to transact financial guarantee insurance, residual value insurance, surety insurance and credit insurance and such other kinds of business to the extent necessarily or properly incidental to the kinds of insurance which MBIA Corp. is authorized to transact. In addition, MBIA Corp. is empowered to assume or reinsure the kinds of insurance described above.

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

          As financial guarantee insurers, MBIA Corp. and MBIA Illinois are required by the laws of New York, California, Connecticut, Florida, Illinois, Iowa, New Jersey and Wisconsin to maintain contingency reserves on their municipal bond and other financial guarantee liabilities. Under New Jersey, Illinois and Wisconsin regulations, contributions by such an insurer to its contingency reserves are required to equal 50% of earned premiums on its municipal bond business. Under New York law, such an insurer is required to contribute to contingency reserves 50% of premiums as they are earned on policies written prior to July 1, 1989 (net of reinsurance) and, with respect to policies written on and after July 1, 1989, must make contributions over a period of 15 or 20 years (based on issue type), or until the contingency reserve for such insured issues equals the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.5%, depending upon the type of obligation guaranteed (net of reinsurance, refunding, refinancings and certain insured securities). California, Connecticut, Iowa and Florida law impose a generally similar requirement. In each of these states, MBIA Corp. and MBIA Illinois may apply for release of portions of the contingency reserves in certain circumstances.

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

          Under New York, California, Connecticut, Florida, Illinois, New Jersey and Wisconsin law, aggregate insured unpaid principal and interest under policies insuring municipal bonds (in the case of New York,

California, Connecticut, Florida and Illinois, net of reinsurance) are limited to certain multiples of policyholders' surplus and contingency reserves. New York, California, Connecticut, Florida, Illinois and other states impose a 300:1 limit for insured municipal bonds, although more restrictive limits on bonds of other types do exist. For example, New York, California, Connecticut and Florida impose a 100:1 limit for certain types of non-municipal bonds.

          The Company, MBIA Corp. and MBIA Illinois are also subject to regulation under insurance holding company statutes of New York, Illinois and other jurisdictions in which MBIA Corp. and MBIA Illinois are licensed to write insurance. The requirements of holding company statutes vary from jurisdiction to jurisdiction but generally require insurance holding companies, such as the Company, and their insurance subsidiaries, to register and file certain reports describing, among other information, their capital structure, ownership and financial condition. The holding company statutes also generally require prior approval of changes in control, of certain dividends and other intercorporate transfers of assets, and of transactions between insurance companies, their parents and affiliates. The holding company statutes impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that those exceeding specified limits receive prior regulatory approval.

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

          The laws of New York and Illinois regulate the payment of dividends by MBIA Corp. and MBIA Illinois, respectively, and provide that a New York domestic stock property/casualty insurance company (such as MBIA Corp.) or an Illinois domestic stock insurance company (such as MBIA Illinois) may not declare or distribute dividends except out of statutory earned surplus. In the case of MBIA Corp., New York law provides that the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders' surplus, as shown by the most recent statutory financial statement on file with the New York Insurance Department, and (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent of Insurance approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings. See Note 8 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries. In the case of MBIA Illinois, Illinois law provides that the fair market value of the dividend to be declared, together with other dividends declared or distributed during the preceding 12-month period, may not exceed the greater of (a) 10% of policyholders' surplus as of the previous December 31, and (b) net income during the previous calendar year (which does not include pro rata distributions of any class of the Company's own securities) without the approval of the Illinois Director of Insurance. The foregoing restrictions are currently the most restrictive limitations on the ability of MBIA Corp. and MBIA Illinois to declare and pay dividends.

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

          To the extent that specific insured issues are identified as currently or likely to be in default, the present value of the expected payments, including costs of settlement, net of expected recoveries, is allocated within the total loss reserve as a case basis reserve. At December 31, 1996, $20.2 million of the $59.3 million reserve for loss and loss adjustment expense represents case basis reserves, of which $17.6 million is attributable to a health care financing in Pennsylvania. The remaining case basis reserves represent various housing financings and structured finance transactions, the largest of which is $1.1 million.

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

                                                  YEARS ENDED DECEMBER 31,
                                             1993          1994       1995       1996
MBIA Corp.
  Loss ratio                                 (3.5)%        9.8%        0.4%        2.0%
  Expense ratio                              17.6         22.9        20.6        17.6
  Combined ratio                             14.1         32.7        21.0        19.6
Financial guarantee industry (1)
  Loss ratio                                  0.7%        11.3%        5.3%          *
  Expense ratio                              23.8         36.3        32.7           *
  Combined ratio                             24.5         47.6        38.0           *

________________________
(1) Industry statistics were taken from the 1995 Annual Report of the Association of Financial Guaranty Insurors.
*    Not Available.

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

          Net insurance in force, qualified statutory capital (which is comprised of policyholders' surplus and the contingency reserve), and policyholders' leverage ratios for MBIA Corp. and for the financial guarantee industry are shown in the table below:

                                                           AS OF DECEMBER 31,
                                             1993         1994          1995           1996
                                                         (DOLLARS IN MILLIONS)
MBIA Corp.
  Net insurance in force                   $266,784       $304,502      $344,037      $411,106
  Qualified statutory capital                 1,517          1,731         2,018         2,360
  Policyholders' leverage ratio               176:1          176:1         171:1         174:1
Financial guarantee industry (1)
  Net insurance in force                   $704,569       $785,126      $895,559             *
  Qualified statutory capital                 5,195          5,807         6,494             *
  Policyholders' leverage ratio               136:1          135:1         138:1             *

_________________________
(1) Industry statistics were taken from the 1995 Annual Report of the Association of Financial Guaranty Insurors.
*    Not Available.

          The policyholders' leverage ratio is the ratio of net insurance in force to qualified statutory capital. This test is sometimes focused on as a measure of a company's claims-paying capacity. The Company believes that the leverage ratio has significant limitations since it compares the total debt service (undiscounted) coming due over the next 30 years or so to a company's current capital base. It thereby fails to recognize future capital that will be generated during the period of risk being measured, arising from unearned premium reserve and future installment premium commitments. Further, the leverage ratio does not consider the underlying quality of the issuers whose debt service is insured and thereby does not differentiate among the risk characteristics of a financial guarantor's insured portfolio, nor does it give any benefit for third-party commitments such as standby lines of credit.

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

          In 1993, MBIA Corp. had financial ratio values within the NAIC test ranges for all ratios except loss-related ratios. MBIA Corp. fell below the NAIC test range values of 0% to +25% for the three loss reserve development ratios due to the reduction in expected losses related to salvage.
In 1994 and 1995, MBIA Corp. had financial ratio values within the NAIC test ranges for all ratios. In 1996, MBIA Corp. had financial ratio values within the usual values established by the NAIC for all of the applicable financial ratio tests with the exception of the test that measures the change in net premium written. For the year ended December 31, 1996, the growth in net premiums written equalled NAIC test range values of -33% to +33% due to a favorable business environment marked by a strong demand for insurance.

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

          Although MBIA Corp. intends to comply with the requirements of the rating agencies, no assurance can be given that these requirements will not change or that, even if MBIA Corp. complies with these requirements, one or more rating agencies will not reduce or withdraw their rating. MBIA Corp.'s ability to attract new business and to compete with other financial guarantors, and its results of operations and financial condition would be materially adversely affected by any reduction in its ratings.

CREDIT AGREEMENT

          MBIA Corp. entered into a Credit Agreement, dated as of December 29, 1989, which has been amended from time to time (the "Credit Agreement") with Credit Suisse, New York Branch ("Credit Suisse") to provide MBIA Corp. with an unconditional, irrevocable line of credit. The Credit Agreement was amended and restated by the First Restated Credit Agreement, dated as of October 1, 1993 as amended by the First Amendment, dated as of September 23, 1994 among MBIA Corp., Credit Suisse, as Agent and a consortium of highly rated banks, including Credit Suisse. The line of credit is available to be drawn upon by MBIA Corp., in an amount up to $725 million, after MBIA Corp. has incurred, during the period commencing October 1, 1996 and ending September 30, 2003, cumulative losses (net of any recoveries) in excess of the greater of $500 million or 6.25% of average annual debt service. The obligation to repay loans made under the Credit Agreement is a limited recourse obligation of MBIA Corp. payable solely from, and secured by a pledge of, recoveries realized on defaulted insured obligations, from certain pledged installment premiums and other collateral. Borrowings under the Credit Agreement are repayable on the expiration date of the Credit Agreement. The current expiration date of the Credit Agreement is September 30, 2003, subject to annual extensions under certain circumstances. The Credit Agreement contains covenants that, among other things, restrict MBIA Corp.'s ability to encumber assets or merge or consolidate with another entity.

EMPLOYEES

          As of March 27, 1997, the Company had 551 employees. No employee is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.


EXECUTIVE OFFICERS

          The executive officers of the Company and their present ages and positions with the Company are set forth below.

          NAME                         AGE           POSITION AND TERM OF OFFICE
          ----                         ---           ---------------------------
          David H. Elliott             55            Chairman and Chief Executive Officer (officer since 1986)
          Richard L. Weill             54            President (officer since 1989)
          James E. Malling             55            Senior Executive Vice President (officer since 1991)
          Neil G. Budnick              42            Executive Vice President (officer since 1992)
          Janis S. Christensen         47            Executive Vice President (officer since 1992)
          Louis G. Lenzi               48            General Counsel and Secretary (officer since 1986)
          Thomas O. Scherer            50            Senior Vice President (officer since 1992)
          Kevin D. Silva               43            Senior Vice President (officer since 1995)
          Julliette S. Tehrani         50            Executive Vice President, Chief Financial Officer
                                                     and Treasurer (officer since 1987)

          David H. Elliott is Chairman and Chief Executive Officer of the Company and of MBIA Corp. From 1986 to 1991, he served as the President and Chief Operating Officer of the Company and MBIA Corp. He is a director of MBIA Corp. and was the President of the Association from 1976 to 1980 and from 1982 through 1986.

          Richard L. Weill is President of the Company and of MBIA Corp., in charge of the Insurance Operations Division of MBIA Corp., and a director of MBIA Corp. From 1989 through 1991, Mr. Weill was General Counsel and Corporate Secretary of the Company. Mr. Weill was previously a partner with the law firm of Kutak Rock, with which he had been associated from 1969 to 1989.

          James E. Malling is Senior Executive Vice President of the Company and the head of the Corporate Marketing, Corporate Development and Investment Management Services Division, as well as a director of MBIA Corp. Mr. Malling was the President of the International Finance Division of CIGNA Corporation from 1984 to 1990 and also served as a director of the Company from December of 1986 to December 31, 1990.


          Kevin D. Silva is Senior Vice President of the Company and MBIA Corp. and a director of MBIA Corp. He has been in charge of the Management Services Division of MBIA Corp. since joining the Company in late 1995.

          Neil G. Budnick is Executive Vice President of the Company and MBIA Corp., head of the Public Finance Group and a director of MBIA Corp. Mr. Budnick has been involved in the insurance operations area of MBIA Corp. since joining the Company in 1983.

          Janis S. Christensen is Executive Vice President of the Company and MBIA Corp., head of the Underwriting Policy and Review Group and a director of MBIA Corp. Ms. Christensen has been responsible for the underwriting function at MBIA Corp. since joining the Company in 1987.

          Louis G. Lenzi is General Counsel and Secretary of the Company and MBIA Corp. He is also a director of MBIA Corp. Mr. Lenzi has held various legal positions within MBIA Corp. since July of 1984.

          Thomas O. Scherer is Senior Vice President and head of the Internal Audit and Investment Risk Management Group of the Company and MBIA Corp.
Mr. Scherer has held many positions with the Company and its predecessors since joining in 1977.

          Julliette S. Tehrani is Executive Vice President, Chief Financial Officer and Treasurer of the Company and of MBIA Corp. and a director of MBIA Corp. From 1986 to 1995, Ms. Tehrani held the position of Senior Vice President and Controller. Ms. Tehrani has held various positions in the Company's Finance Division since 1978, including the offices of Vice President and Treasurer from 1982 through 1985.

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

                                    PART II
                                    -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The information concerning the market for the Company's Common Stock and certain information concerning dividends appears under the heading "Shareholder Information" on the inside back cover of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference. As of March
27, 1997, there were 446 shareholders of record of the Company's Common Stock. The information concerning dividends on the Company's Common Stock is under "Business--Regulation" in this report.

ITEM 6.   SELECTED FINANCIAL DATA

          The information under the heading "Selected Financial and Statistical Data" as set forth on pages 32-33 of the Company's 1996 Annual Report to Shareholders is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth on pages 34-39 of the Company's 1996 Annual Report to Shareholders is incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company, the Report of Independent Accountants thereon by Coopers & Lybrand L.L.P. and the unaudited "Quarterly Financial Information" are set forth on pages 40-57 of the Company's 1996 Annual Report to Shareholders and are incorporated by reference.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information regarding directors is set forth under "Election of Directors" in the Company's Proxy Statement, dated March 31, 1997, which is incorporated by reference.

          Information regarding executive officers is set forth under Item 1, "Business--Executive Officers," in this report.

ITEM 11.  EXECUTIVE COMPENSATION

          Information regarding compensation of the Company's executive officers is set forth under "Compensation of Executive Officers" in the Company's Proxy Statement, dated March 31, 1997, which is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information regarding security ownership of certain beneficial owners and management is set forth under "Election of Directors" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement, dated March 31, 1997, which is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information regarding relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated March 31, 1997, which is incorporated by reference.

                                    PART IV
                                    -------

ITEM 14.

               (a) Financial Statements and Financial Statement Schedules and Exhibits.

          1.   Financial Statements
               --------------------

          MBIA Inc. has incorporated by reference from the 1996 Annual Report to Shareholders the following consolidated financial statements of the Company:

                                                                        Annual Report to Shareholders
                                                                                     Page(s)
     MBIA INC. AND SUBSIDIARIES

     Report of independent accountants.                                                40
     Consolidated statements of income for the years ended                             41
     December 31, 1996, 1995 and 1994.
     Consolidated balance sheets as of December 31, 1996 and                           42
     1995.
     Consolidated statements of changes in shareholders'                               43
     equity for the years ended December 31, 1996, 1995 and
     1994.
     Consolidated statements of cash flows for the years                               44
     ended December 31, 1996, 1995 and 1994.
     Notes to consolidated financial statements.                                      45-57

          2.   Financial Statement Schedules
               -----------------------------

               The following financial statement schedules are filed as part of this report.

          Schedule  Title
          --------  -----
          I Summary of investments, other than investments in related parties, as of December 31, 1996.
          II Condensed financial information of Registrant for December 31, 1996, 1995 and 1994.
          IV        Reinsurance for the years ended December 31, 1996, 1995 and
                    1994.

               The report of the Registrant's independent accountants with respect to the above listed financial statement schedules is included with the schedules.

               All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          3.   Exhibits
               --------

               (An exhibit index immediately preceding the Exhibits indicates the page number where each exhibit filed as part of this report can be found.)

          3.   Articles of Incorporation and By-Laws.
               -------------------------------------

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

          10.     Material Contracts
                  ------------------

          10.02. Reinsurance Agreements, each dated as of December 30, 1986, between the Company and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, Aetna Insurance Company and The Continental Insurance Company, incorporated by reference to Exhibit 10.09 to the 1987 S-1.

          10.03. Reinsurance Assumption Agreements, each dated as of December 30, 1986, among the Company, Municipal Bond Investors Assurance Corporation ("MBIA Corp.") and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, Aetna Insurance Company and The Continental Insurance Company, incorporated by reference to Exhibit 10.10 to the 1987 S-1.

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

          10.11. First Amended and Restated Investment Management Agreement, dated as of December 30, 1986, between Aetna Financial Services, Inc. and MBIA Corp., incorporated by reference to Exhibit 10.11 to the 1989 10-K, as amended by Amendment No. 2 to the First Amended and Restated Investment Management Agreement, dated as of October 1, 1994, as modified by a Consent, effective February 28, 1994, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
(Comm. File No. 1-9583) (the "1994 10-K").

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

          10.19. Stock Option Agreement, dated as of March 2, 1987, between the Company and David H. Elliott, incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the 1987 S-1.


          10.20. Indemnification Agreement, dated as of January 5, 1987, among MISC, The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, The Travelers Indemnity Company, Aetna Insurance Company, The Continental Insurance Company and the Company, incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the 1987 S-l.

          10.21. Amended and Restated Shareholders' Agreement, dated as of May 21, 1987, among the Company, Aetna Life and Casualty Company, The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Guaranty Holdings, Inc., Aetna Insurance Company, The Continental Insurance

Company and The Fidelity and Casualty Company of New York, incorporated by reference to Exhibit 10.30 to Amendment No. I to the 1987 S-1, as amended by Amendment No. 1 to the Amended and Restated Shareholders' Agreement, dated as of April 1, 1989, as amended by Amendment No. 2 to the Amended and Restated Shareholders' Agreement, dated November 21, 1989, incorporated by reference to Exhibit 10.41 to the 1989 10-K, as amended by Amendment No. 3 to the Amended and Restated Shareholders' Agreement, dated as of November 30,
1990, incorporated by reference to Exhibit 10.28 to the 1990 10-K and as amended by Amendment No. 4 to the Amended and Restated Shareholders' Agreement, dated as of September 30, 1991, incorporated by reference to Exhibit 10.28 to the 1991 10-K.

          10.22. Assignment of Warranties, dated April 7, 1989, from Trafalgar House Real Estate, Inc. to MBIA Corp., incorporated by reference to Exhibit
10.48 to the 1989 10-K.

          10.23. Stock Purchase Agreement, dated as of October 27, 1989, among Government Employees Insurance Company, Bankers Trust New York Corporation, Xerox Credit Corporation, American International Group, Inc., Salomon Inc and the Company, as amended by Letter Agreement dated as of January 5, 1990, incorporated by reference to Exhibit 10.53 to the 1989 10-K.

          10.24. Trust Agreement, effective as of December 31, 1989, among BIG Ins., MBIA Corp. and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.55 to the 1989 10-K, as amended by Amendment to Trust Agreement, dated as of February 28, 1995, incorporated by reference to Exhibit
10.25 of the Company's Annual Report Form 10-K for the fiscal year ended December 31, 1995 (Comm. File No. 1-9583) (the "1995 10-K").

          10.25. Investment Management Agreement, dated as of January 5, 1990, between Aetna Financial Services, Inc. and BIG Ins., incorporated by reference to Exhibit 10.57 to the 1989 10-K, as modified by a Consent, effective February 28, 1994, incorporated by reference to Exhibit 10.27 to the 1994 10-K.


          10.26. Surety Bond, dated December 28, 1989, issued by MBIA Corp. to Citibank, N.A. with regard to the payment obligations of Continental Insurance Company (the "Continental Surety Bond"), incorporated by reference to Exhibit
10.62 to the 1989 10-K.

          10.27. The Fiscal Agency Agreement, dated December 27, 1989, between MBIA Corp. and Citibank, N.A., with regard to the Continental Surety Bond, incorporated by reference to Exhibit 10.63 to the 1989 10-K.

          10.28. Surety Bond, dated December 28, 1989, issued by MBIA Corp. to Citibank, N.A. with regard to the payment obligations of CIGNA Property and Casualty Insurance Company (the "CIGNA Surety Bond"), incorporated by reference to Exhibit 10.64 to the 1989 10-K.

          10.29. Fiscal Agency Agreement, dated December 27, 1989, between MBIA Corp. and Citibank, N.A., with regard to the CIGNA Surety Bond, incorporated by reference to Exhibit 10.65 to the 1989 10-K.

          10.30. Amended and Restated Tax Allocation Agreement, dated as of January 1, 1990, between the Company and MBIA Corp., incorporated by reference to Exhibit 10.66 to the 1989 10-K.

          10.31. Endorsement No. 8 to the December 30, 1986 Reinsurance Agreements, effective June 30, 1988, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Comm. File No. 1-9583) (the "1990 10 K").

          10.32. Endorsement No. 9 to the December 30, 1986 Reinsurance Agreements, effective December 31, 1988, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.52 to the 1990 10-K.

          10.33. Endorsement No. 10 to the December 30, 1986 Reinsurance Agreements, effective January 1, 1990, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.53 to the 1990 10-K.

          10.34. Reinsurance Agreement, dated as of December 31, 1990, between MBIA Corp. and Bond Investors Guaranty Insurance Company, incorporated by reference to Exhibit 10.54 to the 1990 10-K.

          10.35. Surety Bond, dated August 24, 1990, issued by MBIA Corp. to Citibank, N.A. with regard to the payment obligations of The Travelers Indemnity Company (the "Travelers Surety Bond"), incorporated by reference to Exhibit
10.59 to the 1990 10-K.

          10.36. Insurer Fiscal Agency Agreement, dated August 24, 1990, between MBIA Corp. and Citibank, N.A. with regard to the Travelers Surety Bond, incorporated by reference to Exhibit 10.60 to the 1990 10-K.

          10.37. Custody Agreement, dated as of December 30, 1986, between MBIA Corp. and Morgan Guaranty Trust Company of New York, as amended by the First Amendment to Custody Agreement, dated as of December 1, 1989, incorporated by reference to Exhibit 10.62 to the 1990 10-K.

          10.38. Closing Agreement, dated September 28, 1990, between Trafalgar House Property, Inc. and MBIA Corp., incorporated by reference to Exhibit 10.64 to the 1990 10-K.

          10.39. Guaranty of Trafalgar House Holdings, Inc., dated as of September 28, 1990, between Trafalgar House Holdings, Inc. and MBIA Corp., incorporated by reference to Exhibit 10.67 to the 1990 10-K.

          10.40. Land-Banked Parking Agreement, dated September 28, 1990, between MBIA Corp. and the Town of North Castle, incorporated by reference to
Exhibit 10.69 to the 1990 10-K.

          10.41. Surety Bond, dated April 5, 1991, issued by MBIA Corp. to Citibank, N.A. with regard to the payment obligations of The Aetna Casualty and Surety Company (the "Aetna Surety Bond"), incorporated by reference to Exhibit
10.73 to the 1991 10-K.

          10.42. The Fiscal Agency Agreement, dated April 5, 1991, between MBIA Corp. and Citibank, N.A. with regard to the Aetna Surety Bond, incorporated by reference to Exhibit 10.74 to the 1991 10-K.

          10.43. Revolving Credit Agreement, dated as of February 15, 1991, between the Company and Credit Suisse, New York Branch, incorporated by reference to Exhibit 10.76 to the 1991 10-K, as amended by the First Amendment to Revolving Credit Agreement, dated as of September 30, 1992, incorporated by reference to Exhibit 10.61 to the 1992 10-K, as further amended by the Second Amendment to Revolving Credit Agreement, dated as of September 30, 1994, incorporated by reference to Exhibit 10.48 to the 1994 10-K, as further amended by the Third Amendment to Revolving Credit Agreement, dated as of May 23, 1996.

          10.44. Rights Agreement, dated as of December 12, 1991, between the Company and Mellon Bank, N.A., incorporated by reference to the Company's Current Report on Form 8-K, filed on December 31, 1991, incorporated by reference to Exhibit 10.62 to the 1993 10-K, as amended by Amendment to Rights Agreement, dated as of October 24, 1994, incorporated by reference to Exhibit
10.49 to the 1994 10-K.

          10.45. Owner/Contractor Agreement, dated as of June 1, 1991, between MBIA Corp. and Trafalgar House Construction Management, Inc., incorporated by reference to Exhibit 10.77 to the 1991 10-K.

          10.46. Trust Agreement, dated as of December 31, 1991, between MBIA Corp. and Fidelity Management Trust Company, incorporated by reference to
Exhibit 10.64 to the 1992 10-K, as amended by the Amendment to Trust Agreement, dated as of April 1, 1993, incorporated by reference to Exhibit 10.64 to the 1993 10-K, as amended by First Amendment to Trust Agreement, dated as of January 21, 1992, as further amended by Second Amendment to Trust Agreement, dated as of March 5, 1992, as further amended by Third Amendment to Trust Agreement, dated as of April 1, 1993, as further amended by the Fourth Amendment to Trust Agreement, dated as of July 1, 1995, incorporated by reference to Exhibit 10.47 to the 1995 10-K, as amended by Fifth Amendment to Trust Agreement, dated as of November 1, 1995, as further amended by Sixth Amendment to Trust Agreement, dated as of January 1, 1996.

          10.47. MBIA Inc. Employees Change of Control Benefits Plan, effective as of January 1, 1992, incorporated by reference to Exhibit 10.65 to the 1992 10-K.

          10.48. Investment Management Agreement, dated as of October 8, 1992, between Aetna Financial Services, Inc. and the Company, incorporated by reference to Exhibit 10.66 to the 1992 10-K, as modified by a Consent, effective February 28, 1994, incorporated by reference to Exhibit 10.53 to the 1994 10-K.

          10.49.  Endorsements to the December 30, 1986 Reinsurance Agreements
(i) Nos. 11 and 12, both effective June 30, 1992; (ii) No. 14, effective November 30, 1990; and (iii) No. 16, effective September 30, 1992, each, between the Company (except with respect to No. 14 which was subsequently assumed by MBIA Corp.) and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company), the Continental Insurance Company, incorporated by reference to Exhibit 10.69 to the 1992 10-K.

          10.50. Surety Bond, dated October 15, 1992, issued by MBIA Corp. to Citibank, N.A. with regard to the payment obligations of Fireman's Fund Insurance Company (the "Fireman's Surety Bond"), incorporated by reference to
Exhibit 10.70 to the 1992 10-K.

          10.51. Fiscal Agency Agreement, dated October 15, 1992, between MBIA Corp. and Citibank, N.A. with regard to the Fireman's Surety Bond, incorporated by reference to Exhibit 10.71 to the 1992 10-K.

          10.52. Indenture, dated as of August 1, 1990, between MBIA Inc. and The First National Bank of Chicago, Trustee, incorporated by reference to
Exhibit 10.72 to the 1992 10-K.

          10.53. Reinsurance Agreement. dated as of August 31, 1993, between The Travelers Indemnity Company and MBIA Corp., incorporated by reference to
Exhibit 10.73 to the 1993 10-K.

          10.54. Endorsement No. 15 to the December 30, 1986 Reinsurance Agreements, effective January 1, 1992, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.74 to the 1993 10-K.

          10.55. Endorsement No. 17 to the December 30, 1986 Reinsurance Agreements, effective January 1, 1993, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.75 to the 1993 10-K.

          10.56. Endorsement No. 18 to the December 30, 1986 Reinsurance Agreements, effective April 1, 1993, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.76 to the 1993 10-K.

          10.57. First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amend, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994, incorporated by reference to Exhibit 10.63 to the 1994 10-K, as further amended by the Second Amendment to the First Restated Credit Agreement, dated as of January 1, 1996, and as further amended by the Third Amendment to the First Restated Credit Agreement, dated as of October 1, 1996.

          10.58. Net Worth Maintenance Agreement, dated as of November 1, 1991, between MBIA Corp. and MBIA Assurance S.A., as amended by Amendment to Net Worth Agreement, dated as of November 1, 1991, incorporated by reference to Exhibit
10.79 to the 1993 10-K.

          10.59. Reinsurance Agreement, dated as of January 1, 1993, between MBIA Assurance S.A. and MBIA Corp., incorporated by reference to Exhibit 10.80 to the 1993 10-K.

          10.60. Credit Agreement, dated as of August 31, 1994, among Municipal Bond Investors Assurance Corporation, the Company, Wachovia Bank of Georgia, N.A., Banco Santander, The Sumitomo Bank, Ltd., New York Branch, The Chase Manhattan Bank, N.A., Commerzbank Aktiengesellschaft, The Industrial Bank of Japan, Limited New York Branch and NBD Bank, N.A., and as further amended by the First Amendment to Credit Agreement, dated as of October 14, 1994, incorporated by reference to Exhibit 10.66 to the 1994 10-K, as amended by the Second Amendment to Credit Agreement, dated as of October 31, 1995, incorporated by reference to Exhibit 10.61 to the 1995 10-K.

          10.61. Endorsement No. 13 to the December 30, 1986 Reinsurance Agreements, effective December 1, 1990, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, dated as of March, 1993, incorporated by reference to Exhibit 10.67 to the 1994 10-K.

          10.62. Endorsement No. 16 to the December 30, 1986 Reinsurance Agreements, effective September 30, 1992, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, dated as of February 28, 1993, incorporated by reference to Exhibit 10.68 to the 1994 10-K.

          10.63. Endorsement No. 19 to the December 30, 1986 Reinsurance Agreements, effective October 1, 1993, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, dated as of June 30, 1994, incorporated by reference to Exhibit 10.69 to the 1994 10-K.

          10.64. Investment Services Agreement, effective as of April 28, 1995, between MBIA Insurance Corporation and MBIA Securities Corp., as amended by Amendment No. 1, dated as of December 29, 1995, incorporated by reference to
Exhibit 10.65 to the 1995 10-K.

          10.65. Investment Services Agreement, effective January 2, 1996, between MBIA Insurance Corp. of Illinois and MBIA Securities Corp., incorporated by reference to Exhibit 10.66 to the 1995 10-K.

          10.66. Custody Agreement, as of March 1, 1995, between MBIA Corp. and The Chase Manhattan Bank, N.A, incorporated by reference to Exhibit 10.67 to the 1995 10-K.

          10.67. Custody Agreement, as of March 1, 1995, between MBIA Corp. and The Chase Manhattan Bank, N.A, incorporated by reference to Exhibit 10.68 to the 1995 10-K.

          10.68. Custody Agreement, as of March 1, 1995, between MBIA Inc. and The Chase Manhattan Bank, N.A., incorporated by reference to Exhibit 10.69 to the 1995 10-K.

          10.69. MBIA Inc. 1996 Incentive Plan, effective as of January 1, 1996, incorporated by reference to Exhibit 10.70 to the 1995 10-K.

          10.70. MBIA Inc. 1996 Directors Stock Unit Plan, effective as of December 4, 1996.

          EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

          The following Exhibits identify all existing executive compensation plans and arrangements:

          10.14.  MBIA Inc. 1987 Stock Option Plan, incorporated by reference to
          Exhibit 10.13 to the 1987 S-1.

          10.15. MBIA Inc. Deferred Compensation and Excess Benefit Plan, incorporated by reference to Exhibit 10.16 to the 1988 10-K, as amended as of July 22, 1992, incorporated by reference to Exhibit
          10.15 to the 1992 10-K.

          10.16. MBIA Inc. Employees Pension Plan, amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.28 of the Company's Amendment No. 1 to the 1987 S-1, as further amended and restated as of December 12, 1991, incorporated by reference to
          Exhibit 10.18 to the 1991 10-K.

          10.17. MBIA Inc. Employees Profit Sharing Plan, as amended and restated effective January 1, 1987, incorporated by reference to
          Exhibit 10.29 to Amendment No. 1 to the 1987 S-1, as further amended by Amendment dated December 8, 1988, incorporated by reference to
          Exhibit 10.21 to the 1989 10-K, as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.19 to the 1991 10-K, as further amended and restated as of May 7, 1992, incorporated by reference to Exhibit 10.17 to the 1992 10-K.

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

          10.47. MBIA Inc. Employees Change of Control Benefits Plan, effective as of January 1, 1992, incorporated by reference to Exhibit 10.65 to the 1992 10-K.

          10.69. MBIA Inc. 1996 Incentive Plan, effective as of January 1, 1996, incorporated by reference to Exhibit 10.70 to the 1995 10-K.

          10.70. MBIA Inc. 1996 Directors Stock Unit Plan, effective as of December 4, 1996.

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

          23.  Consent of Coopers & Lybrand L.L.P.

          24.  Power of Attorney

          27.  Financial Data Schedule

99.    Additional Exhibits - MBIA Corp. GAAP Financial Statements

(b) Reports on Form 8-K. The Company filed a report on Form 8-K on January 24, 1996 with respect to the annual audited financials for 1995.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MBIA Inc.
                                   (Registrant)

Dated: March 28, 1997           By /s/ David H. Elliott
                                  -------------------------------
                                  Name: David H. Elliott
                                  Title: Chairman

          Pursuant to the requirements of Instruction D to Form 10-K under the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


            SIGNATURE                        TITLE                    DATE
            ---------                        -----                    ----

/s/ David H. Elliott                   Chairman and Director      March 28, 1997
----------------------------------
          David H. Elliott


/s/ Julliette S. Tehrani              Executive Vice President,   March 28, 1997
----------------------------------
          Julliette S. Tehrani         Chief Financial Officer
                                            and Treasurer


/s/ Elizabeth B. Sullivan                   Vice President        March 28, 1997
----------------------------------
          Elizabeth B. Sullivan               Controller


/s/ Joseph W. Brown              *             Director           March 28, 1997
----------------------------------
          Joseph W. Brown, Jr.


/s/ David C. Clapp               *             Director           March 28, 1997
----------------------------------
          David C. Clapp


/s/ Gary C. Dunton               *             Director           March 28, 1997
----------------------------------
          Gary C. Dunton

            SIGNATURE                         TITLE                   DATE
            ---------                         -----                   ----

/s/ Claire L. Gaudiani           *           Director             March 28, 1997
----------------------------------
          Claire L. Gaudiani


__________________________________           Director             March 28, 1997
          William H. Gray, III


/s/ Freda S. Johnson             *           Director             March 28, 1997
----------------------------------
          Freda S. Johnson


/s/ Daniel P. Kearney            *           Director             March 28, 1997
----------------------------------
          Daniel P. Kearney


/s/ James A. Lebenthal           *           Director             March 28, 1997
----------------------------------
          James A. Lebenthal


/s/ Robert B. Nicholas           *           Director             March 28, 1997
----------------------------------
          Robert B. Nicholas


/s/ Pierre-Henri Richard         *           Director             March 28, 1997
----------------------------------
          Pierre-Henri Richard


/s/ John A. Rolls                *           Director             March 28, 1997
----------------------------------
          John A. Rolls


/s/ Richard L. Weill                         Director             March 28, 1997
----------------------------------
          Richard L. Weill


* By /s/ Louis G. Lenzi
    ------------------------------
          Louis G. Lenzi
          Attorney-in-Fact

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and Shareholders of MBIA Inc.:

Our report on the consolidated financial statements of MBIA Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 40 of the 1996 Annual Report to Shareholders of MBIA Inc. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on Page 24 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                        /s/ COOPERS & LYBRAND L. L. P.


New York, New York
February 3, 1997

                                  SCHEDULE I

                          MBIA INC. AND SUBSIDIARIES
       SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1996
                                (In thousands)

-----------------------------------------------------------------------------------------------

           COLUMN A                    COLUMN B          COLUMN C          COLUMN D

                                                                         AMOUNT AT WHICH
                                                            FAIR           SHOWN IN THE
     TYPE OF INVESTMENT                   COST              VALUE          BALANCE SHEET

-----------------------------------------------------------------------------------------------
FIXED-MATURITIES

  Bonds:
    United States Treasury
     and Government
     agency obligations                $   418,622       $   431,282        $   431,282
    State and municipal
     obligations                         2,854,871         2,987,960          2,987,960
    Corporate and other
     obligations                         2,302,824         2,320,559          2,320,559
    Mortgage-backed                      1,244,714         1,259,455          1,259,455
                                     --------------    --------------    --------------
       Total fixed-maturities            6,821,031         6,999,256          6,999,256

SHORT-TERM INVESTMENTS                     619,830           619,830            619,830

OTHER INVESTMENTS                           28,045            29,101             29,101
                                     --------------    --------------    --------------

       Total investments                $7,468,906        $7,648,187         $7,648,187
                                     ==============    ==============    ==============

                                  SCHEDULE II

                          MBIA INC. (PARENT COMPANY)
                           CONDENSED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)


                                                             December 31, 1996          December 31, 1995
                                                            -------------------        -------------------
                ASSETS
Investments:
 Municipal investment agreement portfolio
  held as available-for-sale at fair value
  (amortized cost $1,564,499 and $837,791)                        $1,567,048                 $   851,328
 Short-term investments, at amortized cost
  (which approximates fair value)                                      6,198                       ---
                                                           ------------------        ---------------------
   Total investments                                               1,573,246                     851,328

Cash and cash equivalents                                                413                      14,106
Securities borrowed or purchased under
 agreements to resell                                                196,400                       ---
Investment in and amounts due from
 wholly-owned subsidiaries                                         2,938,875                   2,670,383
Accrued investment income                                             17,150                       8,379
Other assets                                                           3,996                       4,001
                                                           ------------------        --------------------
   Total assets                                                   $4,730,080                  $3,548,197
                                                           ==================        ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Municipal investment agreements                                  $1,405,170                 $   892,326
 Municipal repurchase agreements                                     212,271                       ---
 Long-term debt                                                      374,010                     373,900
 Short-term debt                                                      29,100                      18,000
 Securities loaned or sold under
  agreements to repurchase                                           196,400                       ---
 Deferred income taxes                                                   842                       4,688
 Payable for investments purchased                                     3,218                       ---
 Dividends payable                                                    16,453                      14,492
 Other liabilities                                                    12,919                      10,525
                                                           ------------------        --------------------
   Total liabilities                                               2,250,383                   1,313,931
                                                           ------------------        --------------------

Shareholders' Equity:
 Preferred stock, par value $1 per
  share; authorized shares - 10,000,000;
  issued and outstanding shares - none                                 ---                         ---
 Common stock, par value $1 per share;
  authorized shares - 200,000,000;
  issued shares - 43,294,243 and 42,077,387                           43,294                      42,077
 Additional paid-in capital                                          803,078                     725,153
 Retained earnings                                                 1,518,994                   1,261,051
 Cumulative translation adjustment                                    (1,042)                      2,849
 Unrealized appreciation of investments,
  net of deferred income tax provision
  of $62,706 and $112,252                                            116,424                     207,648
 Unearned compensation - restricted stock                             (1,051)                       (426)
 Treasury stock, at cost; 73,676 shares in 1995                        ---                        (4,086)
                                                           ------------------        --------------------
   Total shareholders' equity                                      2,479,697                   2,234,266
                                                           ------------------        --------------------

   Total liabilities and shareholders' equity                     $4,730,080                  $3,548,197
                                                           ==================        ====================

   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                  SCHEDULE II

                          MBIA INC. (PARENT COMPANY)
                        CONDENSED STATEMENTS OF INCOME
                                (In thousands)


                                                   YEARS ENDED DECEMBER 31
                                     ---------------------------------------------------
                                          1996              1995              1994
                                     ---------------   ---------------   ---------------
Revenues:
 Net investment income                 $        283      $        646      $        786
 Net realized gains                             ---             3,535               ---
 Investment management
  services income                             2,806             2,929               ---
 Investment management
  services realized losses                   (2,549)           (5,735)              ---
 Other income                                   ---               ---             1,801
                                     ---------------   ---------------   ---------------
  Total revenues                                540             1,375             2,587
                                     ---------------   ---------------   ---------------

Expenses:
 Interest expense                            32,705            27,786            27,036
 Operating expenses                           2,384             2,749             2,202
                                     ---------------   ---------------   ---------------
  Total expenses                             35,089            30,535            29,238
                                     ---------------   ---------------   ---------------

  Loss before income taxes
   and equity in earnings of
    subsidiaries                            (34,549)          (29,160)          (26,651)

Benefit for income taxes                    (10,911)           (9,604)           (9,240)
                                     ---------------   ---------------   ---------------

  Loss before equity in earnings
   of subsidiaries                          (23,638)          (19,556)          (17,411)

Equity in earnings of subsidiaries          345,801           290,975           277,620
                                     ---------------   ---------------   ---------------
  Net income                               $322,163          $271,419          $260,209
                                     ===============   ===============   ===============


   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                  SCHEDULE II

                          MBIA INC. (PARENT COMPANY)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                              YEARS ENDED DECEMBER 31
                                                 ---------------------------------------------------
                                                       1996               1995            1994
                                                 -----------------  ----------------  --------------
Cash flows from operating activities:
 Net income                                         $     322,163         $ 271,419      $ 260,209
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Equity in undistributed
    earnings of subsidiaries                             (316,801)         (208,075)      (239,620)
   Net realized losses on
    sales of investments                                    2,549             2,200          ---
   Benefit for deferred income taxes                        ---                 (50)           (28)
   Other, net                                               2,742            (2,556)        18,088
                                                 -----------------  ----------------  --------------
   Total adjustments to net income                       (311,510)         (208,481)      (221,560)
                                                 -----------------  ----------------  --------------
   Net cash provided by
    operating activities                                   10,653            62,938         38,649
                                                 -----------------  ----------------  --------------
Cash flows from investing activities:
 Purchase of fixed-maturity
  securities                                                ---            (252,125)         ---
 Sale of fixed-maturity securities                          ---             246,171         42,728
 Purchase of short-term investments                        (6,198)            ---            ---
 Sale of other investments                                  ---               6,552          ---
 Purchases for municipal investment
  agreement portfolio, net of payable
  for investments purchased                            (1,192,350)         (940,871)         ---
 Sales from municipal investment
  agreement portfolio, net of receivable
  for investments sold                                    464,593           106,678          ---
 Contributions to subsidiaries                            (17,954)          (52,800)       (23,010)
 Advances (to) from subsidiaries, net                     (21,709)          (89,550)         3,017
                                                 -----------------  ----------------  --------------
 Net cash (used) provided by
  investing activities                                   (773,618)         (975,945)        22,735
                                                 -----------------  ----------------  --------------
Cash flows from financing activities:
 Net proceeds from issuance of
  common stock                                             55,233             ---            ---
 Net proceeds from issuance
  of long-term debt                                         ---              74,344          ---
 Net proceeds from issuance of
  short-term debt                                          11,100             ---            ---
 Dividends paid                                           (60,501)          (53,179)       (45,513)
 Purchase of treasury stock                                 ---               ---          (14,411)
 Proceeds from issuance of municipal
  investment and repurchase agreements                  1,504,140         1,182,298          ---
 Payments for drawdowns of
  municipal investment agreements                        (786,938)         (297,679)         ---
 Exercise of stock options                                 26,238            16,338          1,986
                                                 -----------------  ----------------  --------------
 Net cash provided (used) by
  financing activities                                    749,272           922,122        (57,938)
                                                 -----------------  ----------------  --------------
Net (decrease) increase in cash and
 cash equivalents                                         (13,693)            9,115          3,446
Cash and cash equivalents
  beginning of year                                        14,106             4,991          1,545
                                                 -----------------  ----------------  --------------
Cash and cash equivalents
  end of year                                      $          413         $  14,106     $    4,991
                                                 =================  ================  ==============
Supplemental cash flow disclosures:
  Income taxes paid                                $          305         $     443     $      251
  Interest paid:
   Long-term debt                                          31,722            26,575         26,575
   Short-term debt                                          1,309             1,228             56

   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                  SCHEDULE II

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

3.   DIVIDENDS FROM SUBSIDIARY

     Cash dividends paid to MBIA Inc. from the Company's consolidated subsidiary, MBIA Corp., were $29,000,000, $82,900,000 and $38,000,000 in
     1996, 1995 and 1994, respectively.

4.   OBLIGATIONS UNDER MUNICIPAL INVESTMENT AND REPURCHASE AGREEMENTS

     The municipal investment and repurchase agreement business, as described in footnotes 2 and 10 to the consolidated financial statements of MBIA Inc. and Subsidiaries (which are incorporated by reference in the 10-K), is conducted by both the Registrant and its wholly owned subsidiary, MBIA Investment Management Corp.

                                  SCHEDULE IV


                          MBIA INC. AND SUBSIDIARIES
                                  REINSURANCE


             for the Years Ended December 31, 1996, 1995 and 1994
                                (In thousands)


-----------------------------------------------------------------------------------------------------------------
    COLUMN A        COLUMN B            COLUMN C               COLUMN D           COLUMN E           COLUMN F

                                                                                                   PERCENTAGE
    INSURANCE          GROSS          CEDED TO OTHER         ASSUMED FROM                           OF AMOUNT
PREMIUMS WRITTEN      AMOUNT              VALUE             OTHER COMPANIES      NET AMOUNT       ASSUMED TO NET

-----------------------------------------------------------------------------------------------------------------
    1996             $434,014           $54,852              $26,661             $405,823              6.6%
    ----             --------           -------              -------             --------              ----

    1995             $336,768           $45,050              $11,719             $303,437              3.9%
    ----             --------           -------              -------             --------              ----

    1994             $354,534           $49,281              $ 6,302             $311,555              2.0%
    ----             --------           -------              -------             --------              ----

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

________________________________________________________________________________


                                   EXHIBITS

                                      TO

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                          COMMISSION FILE NO. 1-9583

________________________________________________________________________________


                                   MBIA INC.

                                 EXHIBIT INDEX

          10.43. Revolving Credit Agreement, dated as of February 15, 1991, between the Company and Credit Suisse, New York Branch, incorporated by reference to Exhibit 10.76 to the 1991 10-K, as amended by the First Amendment to Revolving Credit Agreement, dated as of September 30, 1992, incorporated by reference to Exhibit 10.61 to the 1992 10-K, as further amended by the Second Amendment to Revolving Credit Agreement, dated as of September 30, 1994, incorporated by reference to Exhibit 10.48 to the 1994 10-K, as further amended by the Third Amendment to Revolving Credit Agreement, dated as of May 23, 1996.

          10.46. Trust Agreement dated as of December 31, 1991, between MBIA Corp. and Fidelity Management Trust Company, incorporated by reference to
Exhibit 10.64 to the 1992 10-K, as amended by the Amendment to Trust Agreement, dated as of April 1, 1993, incorporated by reference to Exhibit 10.64 to the 1993 10-K, as amended by First Amendment to Trust Agreement, dated as of January 21, 1992, as further amended by Second Amendment to Trust Agreement, dated as of March 5, 1992, as further amended by Third Agreement to Trust Agreement, dated as of April 1, 1993, as further amended by the Forth Amendment to Trust Agreement, dated as of July 1, 1995, incorporated by reference to Exhibit 10.47 to the 1995 10-K, as amended by Fifth Amendment to Trust Agreement, dated as of November 1, 1995, as further amended by Sixth Amendment to Trust Agreement, dated as of January 1, 1996.

          10.57. First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994, incorporated by reference to Exhibit 10.63 to the 1994 10-K, as further amended by the Second Amendment to the First Restated Credit Agreement, dated as of January 1, 1996, and as further amended by the Third Amendment to the First Restated Credit Agreement, dated as of October 1, 1996.

          10.70. MBIA Inc. 1996 Directors Stock Unit Plan, effective as of December 4, 1996.

     11.       Statement Re Computation of Per Share Earnings.

     13. Annual Report to Shareholders of MBIA Inc. for fiscal year ended December 31, 1996. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this report.

     21.       List of Subsidiaries

     23.       Consent of Coopers & Lybrand L.L.P.

     24.       Power of Attorney

     27.       Financial Data Schedule

     99.       Additional Exhibits - MBIA Corp. GAAP Financial Statements