Form 10-Q
period 1997-03-31
MBIA INC
filed 1997-05-15
CIK 814585

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 1997


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ NO _____

As of May 7, 1997 there were outstanding 43,339,956 shares of Common Stock, par value $1 per share, of the registrant.

                                      INDEX

                                                                     PAGE
                                                                     ----
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         MBIA Inc. and Subsidiaries

         Consolidated Balance Sheets - March 31, 1997
           and December 31, 1996                                       3

         Consolidated Statements of Income - Three months
           ended March 31, 1997 and 1996                               4

         Consolidated Statement of Changes in Shareholders' Equity
           -  Three months ended March 31, 1997                        5

         Consolidated Statements of Cash Flows
           -  Three months ended March 31, 1997 and 1996               6

         Notes to Consolidated Financial Statements                    7


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         8 - 20



PART II  OTHER INFORMATION, AS APPLICABLE

Item 6.  Exhibits and Reports on Form 8-K                              21


SIGNATURES                                                             22










                                       (2)

                           MBIA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share amounts)

                                                                            March 31, 1997   December 31, 1996
                                                                            --------------   -----------------
                                                                             (Unaudited)         (Audited)
                 ASSETS
Investments:
   Fixed-maturity securities held as available-for-sale
    at fair value (amortized cost $4,027,302 and $4,001,562)                    $4,099,489         $4,149,700
   Short-term investments, at amortized cost
    (which approximates fair value)                                                187,510            176,088
   Other investments                                                                14,431             14,851
                                                                             -------------      -------------
                                                                                 4,301,430          4,340,639
   Municipal investment agreement portfolio held as available-for-sale
    at fair value (amortized cost $3,221,883 and $3,263,211)                     3,202,907          3,293,298
                                                                             -------------      -------------
      TOTAL INVESTMENTS                                                          7,504,337          7,633,937

Cash and cash equivalents                                                           21,064              7,356
Securities borrowed or purchased under agreements to resell                        229,000            217,000
Accrued investment income                                                          102,551            104,725
Deferred acquisition costs                                                         151,271            147,750
Prepaid reinsurance premiums                                                       212,500            216,846
Goodwill (less accumulated amortization of $44,619 and $43,050)                    117,971            105,138
Property and equipment, at cost (less accumulated depreciation
   of $22,988 and $21,642)                                                          52,844             50,923
Receivable for investments sold                                                     15,086                980
Other assets                                                                        90,164             77,360
                                                                             -------------      -------------
      TOTAL ASSETS                                                              $8,496,788         $8,562,015
                                                                             =============      =============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deferred premium revenue                                                     $1,794,148         $1,785,875
   Loss and loss adjustment expense reserves                                        62,302             59,314
   Municipal investment agreements                                               2,074,293          2,290,609
   Municipal repurchase agreements                                               1,062,540            968,671
   Long-term debt                                                                  374,037            374,010
   Short-term debt                                                                  40,000             29,100
   Securities loaned or sold under agreements to repurchase                        310,700            217,000
   Deferred income taxes                                                           168,196            206,492
   Payable for investments purchased                                                27,496             52,029
   Other liabilities                                                               112,329             99,218
                                                                             -------------      -------------
      TOTAL LIABILITIES                                                          6,026,041          6,082,318
                                                                             -------------      -------------
Shareholders' Equity:
   Preferred stock, par value $1 per share; authorized shares--10,000,000;
    issued  and outstanding--none                                                      ---               ---
   Common stock, par value $1 per share; authorized shares--200,000,000;
    issued shares--43,334,086 and 43,294,243                                        43,334            43,294
   Additional paid-in capital                                                      806,055           803,078
   Retained earnings                                                             1,593,466         1,518,994
   Cumulative translation adjustment                                                (5,900)           (1,042)
   Unrealized appreciation of investments, net of
    deferred income tax provision of $18,926 and $62,706                            34,741           116,424
   Unearned compensation--restricted stock                                            (949)           (1,051)
                                                                             -------------     -------------
      TOTAL SHAREHOLDERS' EQUITY                                                 2,470,747         2,479,697
                                                                             -------------     -------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $8,496,788        $8,562,015
                                                                             =============     =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                      (3)

                           MBIA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                 (Dollars in thousands except per share amounts)

                                                                   Three months ended
                                                                        March 31
                                                             -----------------------------
                                                                 1997              1996
                                                             ------------    -------------
Revenues
     Insurance:
        Gross premiums written                                   $ 92,092         $120,599
        Ceded premiums                                             (5,979)         (14,715)
                                                             ------------     ------------
            Net premiums written                                   86,113          105,884
        Increase in deferred premium revenue                      (14,736)         (45,532)
                                                             ------------     ------------
            Premiums earned (net of ceded premiums of
               $10,325 and $9,220)                                 71,377           60,352
        Net investment income                                      66,539           59,098
        Net realized gains                                          4,374            2,692
     Investment management services:
        Income                                                      7,190            6,093
        Net realized gains                                          1,609              968
     Other                                                          2,778              994
                                                             ------------     ------------
            Total revenues                                        153,867          130,197
                                                             ------------     ------------
Expenses
     Insurance:
        Losses and loss adjustment                                  3,435            3,178
        Policy acquisition costs, net                               6,745            5,900
        Operating                                                  12,138           10,549
     Investment management services                                 4,037            3,411
     Interest                                                       8,557            8,137
     Other                                                          3,854              448
                                                             ------------     ------------
            Total expenses                                         38,766           31,623
                                                             ------------     ------------
Income before income taxes                                        115,101           98,574

Provision for income taxes                                         24,162           20,949
                                                             ------------     ------------
NET INCOME                                                       $ 90,939         $ 77,625
                                                             ============     ============
NET INCOME PER COMMON SHARE                                      $   2.08         $   1.81
                                                             ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
     COMMON STOCK EQUIVALENTS OUTSTANDING                      43,699,898       42,935,589
                                                             ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      (4)

                           MBIA INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                    For the three months ended March 31, 1997

                     (In thousands except per share amounts)

                                                                                                    Unearned
                                Common Stock    Additional            Cumulative    Unrealized    Compensation-
                               --------------    Paid-in   Retained  Translation   Appreciation    Restricted
                               Shares  Amount    Capital   Earnings   Adjustment  of Investments     Stock
                               ------  -------  --------- ---------- -----------  --------------  ------------

Balance, January 1, 1997       43,294  $43,294  $803,078  $1,518,994    $(1,042)    $ 116,424      $(1,051)

Unearned compensation-
 restricted stock                   8        8       782         ---        ---           ---          102

Exercise of stock options          32       32     2,195         ---        ---           ---          ---

Net income                        ---      ---       ---      90,939        ---           ---          ---

Change in foreign currency
 translation                      ---      ---       ---         ---     (4,858)          ---          ---

Change in unrealized
  appreciation of investments
  net of change in deferred
  income taxes of $43,780         ---      ---       ---         ---        ---       (81,683)         ---

Dividends (declared and paid
  per common share $0.38)         ---      ---       ---     (16,467)       ---           ---          ---
                               ------  -------  --------  ----------    -------     ---------      -------
Balance, March 31, 1997        43,334  $43,334  $806,055  $1,593,466    $(5,900)    $  34,741       $ (949)
                               ======  =======  ========  ==========    =======     =========      =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                       (5)

                           MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                   Three months ended
                                                                        March 31
                                                               ------------------------
                                                                  1997         1996
                                                              -----------   ----------
Cash flows from operating activities:
    Net income                                                  $  90,939     $ 77,625
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Decrease (increase) in accrued investment income              2,174         (665)
      Increase in deferred acquisition costs                       (3,521)        (571)
      Decrease (increase) in prepaid reinsurance premiums           4,346       (5,496)
      Increase in deferred premium revenue                         10,390       51,028
      Increase in loss and loss adjustment expense reserves         2,988        3,871
      Depreciation                                                  1,232        1,065
      Amortization of goodwill                                      1,569        1,264
      Amortization of bond discount, net                           (4,776)      (4,547)
      Net realized gains on sale of investments                    (5,983)      (3,660)
      Deferred income taxes                                         5,485        4,176
      Other, net                                                   (8,082)     (20,636)
                                                               ----------   ----------
      Total adjustments to net income                               5,822       25,829
                                                               ----------   ----------
      Net cash provided by operating activities                    96,761      103,454
                                                               ----------   ----------
Cash flows from investing activities:
    Purchase of fixed-maturity securities, net
      of payable for investments purchased                       (393,049)    (329,252)
    Sale of fixed-maturity securities, net of
      receivable for investments sold                             304,773      146,729
    Redemption of fixed-maturity securities, net of
      receivable for investments redeemed                          25,921       32,644
    Purchase of short-term investments, net                       (12,229)     (21,243)
    Sale of other investments, net                                    205          215
    Purchases for municipal investment agreement
      portfolio, net of payable for investments purchased        (199,780)    (466,015)
    Sales from municipal investment agreement
      portfolio, net of receivable for investments sold           250,403      346,159
    Capital expenditures, net of disposals                         (2,104)      (1,369)
    Other, net                                                    (15,453)         ---
                                                               ----------   ----------
      Net cash used by investing activities                       (41,313)    (292,132)
                                                               ----------   ----------
Cash flows from financing activities:
    Net proceeds from issuance of common stock                        ---       55,270
    Net proceeds from issuance of short-term debt                  10,900          ---
    Dividends paid                                                (16,453)     (14,491)
    Proceeds from issuance of municipal investment
      and repurchase agreements                                   264,274      472,745
    Payments for drawdowns of municipal investment
      and repurchase agreements                                  (385,280)    (346,390)
    Securities sold under agreements to repurchase                 81,700          ---
    Restricted stock awards                                           892          ---
    Exercise of stock options                                       2,227        4,030
                                                               ----------   ----------

      Net cash (used) provided by financing activities            (41,740)     171,164
                                                               ----------   ----------
Net increase (decrease) in cash and cash equivalents               13,708      (17,514)
Cash and cash equivalents - beginning of period                     7,356       23,258
                                                               ----------   ----------

Cash and cash equivalents - end of period                        $ 21,064    $   5,744
                                                               ==========   ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Income taxes paid                                            $  4,726    $   1,206
    Interest paid:
      Municipal investment and repurchase agreements             $ 28,315    $  36,168
      Long-term debt                                                9,188        9,188
      Short-term debt                                                 518          193

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      (6)

                           MBIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 1996 for MBIA Inc. and Subsidiaries (the company). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the company's financial position and results of operations. The results of operations for the three months ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997. The December 31, 1996 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Certain amounts have been reclassified in prior years' financial statements to conform to the current presentation.

2.  Dividends Declared

Dividends declared by the company during the three months ended March 31, 1997 were $16.5 million.

3.  Recent Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128 (SFAS 128), "Earnings per Share", effective for periods ending after December 15, 1997. SFAS 128 requires the calculation and presentation on the face of the income statement of "basic" earnings per share and, if applicable, "diluted" earnings per share. Basic earnings per share is calculated based on the weighted average common shares outstanding. In calculating dilutive earnings per share, the number of shares is increased to include all potentially dilutive common shares, including stock options. The adoption of SFAS 128 is not expected to have a material effect on reported earnings per share.


                                      (7)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION
------------
MBIA Inc. (our company or MBIA) is the world's premier financial guarantee company and a leading provider of investment management products and services.

Through MBIA Insurance Corp. and its subsidiaries (our insurance company), we provide financial guarantees to municipalities and other bond issuers. Our primary business is insuring municipal bonds issued by governmental units to finance essential public services. We also guarantee structured asset-backed and mortgage-backed transactions, selected corporate bonds, including investor-owned utility debt, and obligations of high-quality financial institutions. We provide these products in both the new issue and secondary markets - internationally as well as domestically.

MBIA also provides investment management products and services to the public sector. These include cash management, municipal investment agreements, discretionary asset management and administrative services. In addition, we have expanded the range of municipal services that we offer to state and local governments.

RESULTS OF OPERATIONS
---------------------

SUMMARY

The following chart presents highlights of our consolidated financial results for the first quarters of 1997 and 1996:

                                 Percent Change
                             March 31,      March 31,     --------------
                               1997           1996         1997 vs. 1996
------------------------------------------------------------------------
Net income (in millions)      $ 90.9         $ 77.6               17%

Per share data:
  Net income                  $ 2.08         $ 1.81               15%
  Operating earnings          $ 1.99         $ 1.75               14%
  Core earnings               $ 1.81         $ 1.60               13%

  Book value                  $57.02         $52.31                9%
  Adjusted book value         $83.14         $76.03                9%



                                       (8)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


We believe that core earnings, which exclude the effects of refundings and calls of our insured issues, realized capital gains and losses, accounting changes and other non-recurring items, provides the most indicative measure of our underlying profit trend. Core earnings per share of $1.81 for the first quarter of 1997 grew by 13% over the comparable period in 1996. The consistent double-digit increases in quarterly year-to-year core earnings over the past 19 quarters are due primarily to growth in premiums earned and net investment income generated by our insurance operations, as well as the increasing contributions of operating earnings from our investment management services businesses.

Our 1997 first quarter net income grew 17% over the comparable period in 1996. On a per share basis, net income increased 15%. The difference between the growth rate of core earnings and net income is related to the net income effects of refunded issues and realized capital gains and losses. Operating earnings per share, which excludes the impact of realized capital gains and losses, increased 14%.

Our book value at first quarter-end 1997 was $57.02 per share, up from $52.31 at first quarter-end 1996. As with core earnings, we believe that a more appropriate measure of a financial guarantee company's intrinsic value is its adjusted book value. It is defined as book value plus the after-tax effects of our net deferred premium revenue (net of deferred acquisition costs) plus the present value of unrecorded future installment premiums. The following table presents the components of our adjusted book value per share:

                                                        Percent Change
                               March 31,    March 31,   --------------
                                 1997         1996       1997 vs. 1996
----------------------------------------------------------------------
Book value                       $57.02       $52.31            9%
After-tax value of:
  Net deferred premium
   revenue, net of deferred
    acquisition costs             21.45        20.02            7%
  Present value of future
    installment premiums*          4.67         3.70           26%
----------------------------------------------------------------------
Adjusted book value              $83.14       $76.03            9%
----------------------------------------------------------------------

* The discount rate used to present value future installment premiums was 9% in 1997 and 1996.


                                       (9)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Our adjusted book value per share was $83.14 at first quarter-end 1997, a 9% increase from first quarter-end 1996. The increase was due to our strong operating results and growth from new business written, offset partially by the impact of higher interest rates on the fair value of our fixed-income investment portfolios.

FINANCIAL GUARANTEE INSURANCE

For the first quarter of 1997 total gross premiums written (GPW) decreased to $92.1 million from $120.6 million in 1996. GPW, as reported on our financial statements, reflects cash receipts only and does not include the value of future premium receipts expected for installment-based insurance policies originated in the period. To provide additional information regarding year-to-year changes in new business premium production, we discuss our adjusted gross premiums (AGP), which include our upfront premiums as well as the estimated present value of current and future premiums from installment-based insurance policies issued in the period. MBIA's premium production in terms of GPW and AGP for the first quarters of 1997 and 1996 are presented in the following table:

                                                        Percent Change
                                 March 31,   March 31,  --------------
In millions                        1997        1996      1997 vs. 1996
----------------------------------------------------------------------
Premiums written:
 GPW                              $ 92.1       $120.6         (24%)
 AGP                              $105.4       $129.7         (19%)

We estimate the present value of our total future installment premium stream on outstanding policies to be $311.6 million at first quarter-end 1997, compared with $244.0 million at first quarter-end 1996.

MUNICIPAL MARKET New issuance in the municipal market was $35.1 billion for the first quarter of 1997, down 6% from $37.1 billion in the first quarter of 1996. The insured portion, however, rose to 57% from 51% in the first quarter of 1996 and we continued our market leadership in the new issue insured municipal market. Domestic new issue municipal market information and MBIA's par and



                                      (10)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


premium writings in both the new issue and secondary domestic municipal finance markets are shown in the following table:

                                                        Percent Change
                                 March 31,   March 31,  --------------
Domestic Municipal                 1997        1996      1997 vs. 1996
----------------------------------------------------------------------
Total new issue market:*
 Par value  (in billions)         $35.1       $37.1            (6%)
 Insured penetration                57%         51%
 MBIA market share                  42%         44%
MBIA insured:
 Par value: (in billions)         $ 8.5       $ 9.1            (7%)
 Premiums: (in millions)
 GPW                              $75.5       $87.0           (13%)
 AGP                              $74.0       $84.7           (13%)
----------------------------------------------------------------------

* Market data are reported on a sale date basis while MBIA's insured data are based on closing date information. Typically, there can be a one- to four-week delay between the sale date and closing date of an insured issue.


STRUCTURED FINANCE MARKET The par value of issues in the asset-backed securities market (excluding private placements and mortgage-backed securities, for which market data are unavailable) decreased 4% in the first quarter of 1997. MBIA insured $5.2 billion of par value compared with $3.7 billion in last year's first quarter. Last year's first quarter GPW and AGP had the benefit of a $12.1 million premium from a non-recurring structured finance reinsurance transaction. Details regarding the asset-backed market and MBIA's par and premium writings in both the domestic new issue and secondary structured finance markets (which includes mortgaged-backed as well as asset-backed securities) are shown in the table below:

                                                        Percent Change
Domestic                         March 31,   March 31,  --------------
Structured Finance                  1997        1996     1997 vs. 1996
----------------------------------------------------------------------
Total asset-backed
  market:*
 Par value (in billions)           $34.0       $35.5           (4%)
MBIA insured:
 Par value: (in billions)          $ 5.2       $ 3.7           42%
 Premiums: (in millions)
 GPW                               $11.9       $18.9          (37%)
 AGP                               $26.2       $28.3           (7%)
----------------------------------------------------------------------
*  Market data exclude mortgage-backed securities and private placements.

                                      (11)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INTERNATIONAL  MARKET  In late  1995,  we  formed  a joint  venture  with  AMBAC
Indemnity Corporation (another leading Triple-A rated financial guarantee insurer) to market financial guarantee insurance internationally. This initiative has contributed to a substantial expansion of our international business as evidenced by last year's growth. Although actual business transactions closed were minimal in the first quarter of 1997, there are several transactions in the pipeline for the second quarter. Our international municipal and structured finance business volume in the new issue and secondary markets for the first quarters of 1997 and 1996 is illustrated below:

                                                        Percent Change
                                 March 31,   March 31,  --------------
International                       1997        1996     1997 vs. 1996
----------------------------------------------------------------------
 Par value (in billions)            $0.1       $ 0.7          (91%)
 Premiums: (in millions)
  GPW                               $0.5       $11.0          (96%)
  AGP                               $0.2       $11.0          (98%)

CEDED PREMIUMS Reinsurance allows an insurance company to transfer portions of its insured business to a reinsurance company. In exchange for insuring a portion of our risk, the reinsurance company receives a part of our premium (ceded premium) for which we, in turn, receive a ceding commission. We use reinsurance to increase our capacity to write new business when we are subject to certain single risk limitations and to manage the overall risk profile of our insurance portfolio.

Premiums ceded to reinsurers from all insurance operations were $6.0 million and $14.7 million in the first quarters of 1997 and 1996, respectively. Cessions as a function of GPW declined from 12% in 1996 to 6% in 1997. The variance in the level of cessions generally reflect the higher or lower utilization of treaty or facultative reinsurance required to comply with regulatory constraints or our own single risk limits.

Most of our reinsurers are rated Double-A or higher by Standard & Poor's Corporation or Single-A or higher by A. M. Best Co. Although we remain liable for all reinsured risks, we believe that we will recover the reinsured portion of any losses which may occur.



                                      (12)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


REVENUES Our insurance revenues are primarily comprised of premiums earned and investment income. Premiums are recognized over the life of the bonds we insure. The slow premium recognition coupled with compounding investment income from investing our premiums and capital form a solid foundation for consistent revenue growth.

PREMIUMS EARNED For approximately 80% of our insurance writings, we receive premiums upfront and earn them pro rata over the period of risk of the bond issue. Accordingly, the portion of net premiums earned on each policy in any given year represents a relatively small percentage of the total net upfront premium received. The balance represents deferred premium revenue to be earned over the remaining life of the insured bond issue.

For 20% of our new business writings - primarily our structured finance business
- we collect installment premiums. Installment premiums are credited to the deferred premium revenue account when they are received, and are recognized as revenue over each installment period - generally one year or less.

When an MBIA-insured bond issue is refunded or retired early the related deferred premium revenue is earned immediately, except for any portion which may be applied as a credit towards insuring the refunding bond issue. The amount of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rates of the bond issue, the issuer's desire or ability to modify bond covenants and applicable regulations under the Internal Revenue Code. The composition of MBIA's premiums earned in terms of its scheduled and refunded components is illustrated below:

                                                        Percent Change
                                 March 31,   March 31,  --------------
In millions                         1997        1996     1997 vs. 1996
----------------------------------------------------------------------
Premiums earned:
 Scheduled                         $57.9       $48.9            18%
 Refunded                           13.5        11.5            17%
----------------------------------------------------------------------
Total                              $71.4       $60.4            18%


The year-to-year increase in premiums earned from scheduled amortization reflects the additive effect of new business written, including the expanding installment premium activity from the structured finance and international sectors.


                                      (13)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INVESTMENT INCOME Our insurance related investment income increased by 13% to $66.5 million in the first quarter of 1997 from $59.1 million in 1996. The increase was primarily due to the growth of cash flow available for investment. Our cash flows were generated from operations, the compounding of previously earned and reinvested investment income and the addition of funds from financing activities in February, 1996. Insurance related net realized capital gains were $4.4 million in first quarter 1997 and $2.7 million in 1996. These realized gains were generated as a result of ongoing management of the investment portfolio.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) We maintain a general loss reserve based on our estimate of unidentified losses from our insured obligations. To the extent that we identify specific insured issues as currently or likely to be in default, the present value of our expected payments, net of expected reinsurance and collateral recoveries, are allocated within the total loss reserve as case-specific reserves.

We periodically evaluate our estimates for losses and LAE and any resulting adjustments are reflected in current earnings. We believe that our reserving methodology and the resulting reserves are adequate to cover the ultimate net cost of claims. However, the reserves are necessarily based on estimates, and there can be no assurance that any ultimate liability will not exceed such estimates.

The following table shows the case-specific and unallocated components of our total loss and LAE reserves at first quarter-end 1997 and 1996:

                                                        Percent Change
                                 March 31,   March 31,  --------------
In millions                         1997        1996     1997 vs. 1996
----------------------------------------------------------------------
Reserves:
 Case-specific                      $19.0      $15.8            20%
 Unallocated                         43.3       30.6            42%
----------------------------------------------------------------------
Total                               $62.3      $46.4            34%

Provision                           $ 3.4      $ 3.2             8%

Our provision for losses and LAE increased in tandem with new business writings in accordance with our loss reserving methodology. The changes in the case-specific reserve had no impact on our net income since they were offset by corresponding changes in the unallocated portion of the total reserve.


                                      (14)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OPERATING EXPENSES Those expenses related to the production of our insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. Our company's policy acquisition costs, general operating expenses and total operating expenses are shown below:

                                                        Percent Change
                                 March 31,   March 31,  --------------
In millions                         1997        1996     1997 vs. 1996
----------------------------------------------------------------------
Policy acquisition
  cost, net                        $ 6.8       $ 5.9           14%
Operating                           12.1        10.5           15%
----------------------------------------------------------------------
Total insurance
  operating expenses               $18.9       $16.4           15%


For first quarter 1997, policy acquisition costs net of deferrals increased 14% to $6.8 million, in tandem with our year-to-year fluctuations in premiums earned. The ratio of policy acquisition costs net of deferrals to earned premiums has remained relatively constant at 9.5% and 9.8% for the first quarters of 1997 and 1996, respectively. Operating expenses increased 15% over the prior year's comparable period.


INVESTMENT MANAGEMENT SERVICES

Our investment management businesses have expanded the services we provide to the public sector and added new revenue sources. Average assets under management for these businesses have increased from $5.6 billion during first quarter 1996 to $7.8 billion during first quarter 1997. These assets include our municipal investment agreements, pooled public funds and third-party accounts. With the growth in investments under management, these businesses generated an 18% increase in pre-tax operating income in the first quarter of 1997 over 1996. They realized $1.6 million and $1.0 million of net realized capital gains in the first quarters of 1997 and 1996, respectively. Pretax financial results for the first quarters of 1997 and 1996 are summarized on the following page:


                                      (15)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                        Percent Change
                                 March 31,   March 31,  --------------
In millions                         1997        1996     1997 vs. 1996
----------------------------------------------------------------------
Revenues                            $7.2        $6.1           18%
Expenses                            (4.0)       (3.4)          18%
----------------------------------------------------------------------
Pretax operating
  income                            $3.2        $2.7           18%

Net realized gains                  $1.6        $1.0           66%

The following provides a summary of each of our primary investment management businesses:

MBIA MUNICIPAL INVESTORS SERVICE CORPORATION (MBIA-MISC) provides cash management services and fixed-rate investment placement services directly to local governments and school districts. In addition, MBIA-MISC performs investment fund administration services for clients, which provide an additional source of revenue to our company at little added cost. In late 1996, MBIA-MISC acquired American Money Management Associates, Inc. (AMMA), which provides investment and treasury management consulting services for municipal and quasi-public sector clients. Both MBIA-MISC and AMMA are Securities and Exchange Commission (SEC)-registered investment advisers.

At first quarter-end 1997, MBIA-MISC had $4.3 billion of client assets under management compared with $2.7 billion at first quarter-end 1996, reflecting primarily the addition of assets under management from the acquisition of AMMA in late 1996.

MBIA INVESTMENT MANAGEMENT CORP. (IMC) provides guaranteed investment agreements for bond proceeds of states and municipalities. At first quarter-end 1997, principal and accrued interest outstanding on investment agreements was $3.1 billion compared with $2.8 billion at first quarter-end 1996. At amortized cost, the assets supporting IMC's investment agreement liabilities were $3.2 billion and $2.8 billion at March 31, 1997 and 1996, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

IMC, from time to time, uses derivative financial instruments to manage interest rate risk. We have established policies limiting the amount, type and concentration of such instruments. By matter of policy, derivative positions can only be used to hedge interest rate exposures and not for speculative trading purposes. At first quarter-end 1997, our exposure to derivative financial instruments was not significant.


                                      (16)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


MBIA CAPITAL MANAGEMENT CORP. (CMC) provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and MBIA's insurance related portfolios, as well as third-party accounts. CMC assumed full management for MBIA's insurance related fixed-income investment portfolio in 1996, which was previously managed externally.


MUNICIPAL SERVICES

STRATEGIC SERVICES, INC. (SSI) was established in 1996 to provide tax administration and related services to state and local governments. In May 1996, SSI acquired an equity interest in Capital Asset Holdings (Capital Asset), a purchaser and servicer of delinquent tax certificates. It also provides a series of services to assist taxing authorities in the preparation, analysis, packaging and completion of delinquent tax obligation sales. At first quarter-end 1997, Capital Asset had a tax lien portfolio of $504 million.

In January 1997, SSI acquired a 95% interest in Municipal Tax Bureau (MTB), a provider of tax revenue compliance and collection services to public sector entities.

INTEREST EXPENSE

In the first quarter of 1997, we incurred $8.6 million of interest expense compared with $8.1 million in the same period last year. The increase in interest expense was a result of short-term bank borrowings under existing lines of credit.

TAXES

Our tax policy is to optimize our after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. Our effective tax rate has remained unchanged at 21% for both first quarter 1997 and first quarter 1996.


CAPITAL RESOURCES
-----------------
We carefully manage our capital resources to optimize our cost of capital, while maintaining appropriate claims-paying resources to sustain our Triple-A


                                      (17)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


claims-paying ratings. At the end of the first quarter, our total capital was $2.5 billion with total long-term borrowings at $374 million. We use debt financing to lower our overall cost of capital, thereby increasing our return on shareholders' equity. We maintain debt at levels we consider to be prudent based on our cash flow and total capital. The following table shows our long-term debt and ratios we use to measure it:

                                     March 31,   December 31,
In millions                             1997        1996
-------------------------------------------------------------
Long-term debt (in millions)            $374        $374
Long-term debt to total capital           13%         13%
Ratio of earnings to fixed charges        14.5x       13.2x

In addition, our insurance company has a $725 million irrevocable standby line of credit with a group of major worldwide banks to provide funds for the payment of claims in the event that severe losses should occur. The agreement is for a seven-year term which expires on September 30, 2003 and, subject to approval by the banks, may be renewed annually to extend the term to seven years beyond the renewal date.

From time to time we access the capital markets to support the growth of our businesses. In October 1996, to provide us with flexibility to access the capital markets when market and business conditions are favorable, we filed a registration statement with the SEC to allow us to offer and sell a combination of up to $250 million of debt securities, common stock and/or preferred stock.

As of the first quarter of 1997, total claims-paying resources for our insurance company stood at $5.4 billion, a 14% increase over first quarter 1996.

LIQUIDITY
---------
Cash flow needs at the parent company level are primarily for dividends to our shareholders and interest payments on our debt. These requirements have historically been met by upstreaming dividend payments from our insurance company which generates substantial cash flow from premium writings and investment income. In the first quarter 1997, operating cash flow from our insurance company was $79 million.

Under New York state insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital



                                      (18)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

requirement. In our case, dividends in any 12-month period cannot be greater than 10% of policyholders' surplus. In the first quarter of 1997 our insurance company paid no dividends and at March 31, 1997 had dividend capacity of $124 million without special regulatory approval.

Our company has significant liquidity supporting its businesses. At the end of the first quarter, cash equivalents and short-term investments totaled $209 million. Should significant cash flow reductions occur in any of our businesses, for any combination of reasons, we have additional alternatives for meeting ongoing cash requirements. They include, among other things, selling or pledging our fixed-income investments from our investment portfolio, tapping existing liquidity facilities and new borrowings.

Our company has substantial external borrowing capacity. We maintain two short-term bank lines totaling $300 million with a group of worldwide banks. At first quarter-end 1997, $40 million was outstanding under these facilities to fund interim cash requirements.

Our investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At first quarter-end 1997, the fair value of our consolidated investment portfolio remained relatively unchanged at $7.5 billion, as shown below:

                                                         Percent Change
                               March 31,   December 31,  --------------
In millions                      1997          1996      1997 vs. 1996
----------------------------------------------------------------------
Insurance operations:
  Amortized cost               $4,229        $4,193              1%
  Unrealized gain                  72           148            (51%)
----------------------------------------------------------------------
Fair value                     $4,301        $4,341             (1%)
----------------------------------------------------------------------
Municipal investment
  agreements:
  Amortized cost               $3,222        $3,263             (1%)
  Unrealized gain (loss)          (19)           30           (163%)
----------------------------------------------------------------------
Fair value                     $3,203        $3,293             (3%)
----------------------------------------------------------------------
Total portfolio at fair value  $7,504        $7,634             (2%)

The decrease in the fair value of our insurance related investments for the quarter was the result of the decrease in unrealized gains caused by higher interest rates at March 31, 1997 which partially offset the increase in the amortized cost of our invested assets due to positive cash flows. The fair value


                                      (19)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


of investments related to our municipal investment agreement business also declined slightly to $3.2 billion at March 31, 1997 from $3.3 billion at December 31, 1996, due primarily to the impact of higher interest rates.

Our investment portfolios are considered to be available-for-sale and the differences between their fair value and amortized cost, net of applicable taxes, are reflected as an adjustment to shareholders' equity. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates occurring after a fixed-income security is purchased, although other factors influence fair value, including credit-related actions, supply and demand forces and other market factors. The weighted-average credit quality of our fixed-income portfolios has been maintained at Double-A since our inception in 1986, and since we generally intend to hold most of our investments to maturity as part of our risk-management strategy, we expect to realize a value substantially equal to amortized cost.





                                      (20)

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































                                      (21)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                     MBIA INC.
                                          ------------------------------
                                                    Registrant




Date:       May 14, 1997                      /s/ JULLIETTE S. TEHRANI
       ----------------------             -------------------------------
                                              Julliette S. Tehrani
                                              Executive Vice President,
                                              Chief Financial Officer
                                              and Treasurer




Date:        May 14, 1997                     /s/ ELIZABETH B. SULLIVAN
       -----------------------            ---------------------------------
                                              Elizabeth B. Sullivan
                                              Vice President,
                                              Controller
                                              (Principal Accounting Officer)













                                      (22)