Form 10-Q
period 1997-06-30
MBIA INC
filed 1997-08-14
CIK 814585

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



         (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 1997


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

As of July 31, 1997 there were outstanding 44,627,131 shares of Common Stock, par value $1 per share, of the registrant.

                                      INDEX


                                                                         PAGE
PART I    FINANCIAL INFORMATION                                          ----

Item 1.   Financial Statements (Unaudited)
             MBIA Inc. and Subsidiaries

          Consolidated Balance Sheets - June 30, 1997
             and December 31, 1996                                        3

          Consolidated Statements of Income - Three months
             and six months ended June 30, 1997 and 1996                  4

          Consolidated Statement of Changes in Shareholders' Equity
             -  Six months ended June 30, 1997                            5

          Consolidated Statements of Cash Flows
             -  Six months ended June 30, 1997 and 1996                   6

          Notes to Consolidated Financial Statements                      7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8-20



PART II   OTHER INFORMATION, AS APPLICABLE

Item 6.   Exhibits and Reports on Form 8-K                               21


SIGNATURES                                                               22


                                       (2)

                           MBIA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share amounts)

                                                                               June 30, 1997        December 31, 1996
                                                                             -----------------     ------------------
                                                                                (Unaudited)              (Audited)
                ASSETS
Investments:
   Fixed-maturity securities held as available-for-sale
    at fair value (amortized cost $4,195,557 and $4,001,562)                     $4,342,607            $4,149,700
   Short-term investments, at amortized cost
    (which approximates fair value)                                                 175,948               176,088
   Other investments                                                                 15,374                14,851
                                                                              -------------         -------------
                                                                                  4,533,929             4,340,639
   Municipal investment agreement portfolio held as available-for-sale
    at fair value (amortized cost $3,259,330 and $3,263,211)                      3,280,435             3,293,298
                                                                              -------------         -------------
      TOTAL INVESTMENTS                                                           7,814,364             7,633,937

Cash and cash equivalents                                                            34,003                 7,356
Securities borrowed or purchased under agreements to resell                         286,401               217,000
Accrued investment income                                                           107,465               104,725
Deferred acquisition costs                                                          151,750               147,750
Prepaid reinsurance premiums                                                        224,394               216,846
Goodwill (less accumulated amortization of $46,168 and $43,050)                     116,422               105,138
Property and equipment, at cost (less accumulated depreciation
   of $23,741 and $21,642)                                                           56,900                50,923
Receivable for investments sold                                                       3,762                   980
Other assets                                                                        110,861                77,360
                                                                              -------------         -------------
      TOTAL ASSETS                                                               $8,906,322            $8,562,015
                                                                              =============         =============
                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deferred premium revenue                                                      $1,873,916            $1,785,875
   Loss and loss adjustment expense reserves                                         68,114                59,314
   Municipal investment agreements                                                2,139,901             2,290,609
   Municipal repurchase agreements                                                1,036,178               968,671
   Long-term debt                                                                   374,065               374,010
   Short-term debt                                                                   60,000                29,100
   Securities loaned or sold under agreements to repurchase                         341,301               217,000
   Deferred income taxes                                                            212,221               206,492
   Payable for investments purchased                                                 79,369                52,029
   Other liabilities                                                                 99,166                99,218
                                                                              -------------         -------------
      TOTAL LIABILITIES                                                           6,284,231             6,082,318
                                                                              -------------         -------------
Shareholders' Equity:
   Preferred stock, par value $1 per share; authorized shares--10,000,000;
    issued  and outstanding--none                                                       ---                   ---
   Common stock, par value $1 per share; authorized shares--200,000,000;
    issued shares-- 43,409,919 and 43,294,243                                        43,410                43,294
   Additional paid-in capital                                                       810,770               803,078
   Retained earnings                                                              1,665,991             1,518,994
   Cumulative translation adjustment                                                 (7,545)               (1,042)
   Unrealized appreciation of investments, net of
    deferred income tax provision of $59,535 and $62,706                            110,312               116,424
   Unearned compensation--restricted stock                                             (847)               (1,051)
                                                                              -------------         -------------
      TOTAL SHAREHOLDERS' EQUITY                                                  2,622,091             2,479,697
                                                                              -------------         -------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $8,906,322            $8,562,015
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

                                      (3)

                           MBIA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                 (Dollars in thousands except per share amounts)

                                                       Three months ended                Six months ended
                                                            June 30                            June 30
                                                 ------------------------------    -------------------------------
                                                     1997            1996               1997            1996
                                                 --------------  --------------    ---------------  --------------
Revenues
    Insurance:
      Gross premiums written                          $164,662        $134,001           $256,754        $254,600
      Ceded premiums                                   (22,834)        (11,914)           (28,813)        (26,629)
                                                 --------------  --------------    ---------------  --------------
        Net premiums written                           141,828         122,087            227,941         227,971
      Increase in deferred premium revenue             (68,608)        (60,021)           (83,344)       (105,553)
                                                 --------------  --------------    ---------------  --------------
        Premiums earned (net of ceded
          premiums of $10,940, $9,682,
          $21,265 and $18,902)                          73,220          62,066            144,597         122,418
      Net investment income                             67,445          61,473            133,984         120,571
      Net realized gains                                 2,481           3,895              6,855           6,587
    Investment management services:
      Income                                             6,649           6,631             13,839          12,724
      Net realized gains (losses)                           43             (34)             1,652             934
    Other                                                3,167             994              5,945           1,988
                                                 --------------  --------------    ---------------  --------------
        Total revenues                                 153,005         135,025            306,872         265,222
                                                 --------------  --------------    ---------------  --------------
Expenses
    Insurance:
      Losses and loss adjustment                         4,823           4,288              8,258           7,466
      Policy acquisition costs, net                      6,830           5,990             13,575          11,890
      Operating                                         11,651          11,525             23,789          22,074
    Investment management services                       4,006           3,549              8,043           6,960
    Interest                                             8,754           8,241             17,311          16,378
    Other                                                4,677             602              8,531           1,050
                                                 --------------  --------------    ---------------  --------------
        Total expenses                                  40,741          34,195             79,507          65,818
                                                 --------------  --------------    ---------------  --------------
Income before income taxes                             112,264         100,830            227,365         199,404

Provision for income taxes                              23,244          21,093             47,406          42,042
                                                 --------------  --------------    ---------------  --------------
NET INCOME                                           $  89,020        $ 79,737           $179,959        $157,362
                                                 ==============  ==============    ===============  ==============
NET INCOME PER COMMON SHARE                          $    2.03        $   1.84           $   4.12        $   3.65
                                                 ==============  ==============    ===============  ==============
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES AND COMMON
    STOCK EQUIVALENTS OUTSTANDING                   43,755,926      43,304,435         43,727,880      43,121,218
                                                 ==============  ==============    ===============  ==============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      (4)

                           MBIA INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                     For the six months ended June 30, 1997

                     (In thousands except per share amounts)

                                                                                                            Unearned
                                      Common Stock     Additional              Cumulative    Unrealized   Compensation-
                                   ----------------     Paid-in     Retained  Translation   Appreciation   Restricted
                                    Shares    Amount     Capital    Earnings   Adjustment  of Investments    Stock
                                   --------  --------  ----------  ---------- -----------  -------------- ------------
     Balance, January 1, 1997       43,294    $43,294   $803,078   $1,518,994    $(1,042)      $116,424      $(1,051)

     Unearned compensation-
      restricted stock                   8          8        782          ---        ---            ---          204

     Exercise of stock options         108        108      6,910          ---        ---            ---          ---

     Net income                        ---        ---        ---      179,959        ---            ---          ---

     Change in foreign currency
      translation                      ---        ---        ---          ---     (6,503)           ---          ---

     Change in unrealized
      appreciation of investments
      net of change in deferred
      income taxes of $3,171           ---        ---        ---          ---        ---         (6,112)         ---

     Dividends (declared and paid
      per common share $0.76)          ---        ---        ---      (32,962)       ---            ---          ---
                                  --------   --------  ---------   ----------   --------      ---------    ---------
     Balance, June 30, 1997         43,410    $43,410   $810,770   $1,665,991    $(7,545)      $110,312      $  (847)
                                  ========   ========  =========   ==========   ========      =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                       (5)

                           MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                          Six months ended
                                                                               June 30
                                                                   ------------------------------
                                                                       1997              1996
                                                                   ------------      ------------
Cash flows from operating activities:
    Net income                                                        $ 179,959         $ 157,362
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Increase in accrued investment income                              (2,740)          (11,660)
      Increase in deferred acquisition costs                             (4,000)           (3,188)
      Increase in prepaid reinsurance premiums                           (7,548)           (7,727)
      Increase in deferred premium revenue                               90,892           113,280
      Increase in loss and loss adjustment expense reserves               8,800             7,932
      Depreciation                                                        2,487             2,135
      Amortization of goodwill                                            3,118             2,524
      Amortization of bond discount, net                                 (9,148)           (9,471)
      Net realized gains on sale of investments                          (8,507)           (7,521)
      Deferred income taxes                                               9,054             6,886
      Other, net                                                        (41,922)          (26,962)
                                                                   ------------      ------------
      Total adjustments to net income                                    40,486            66,228
                                                                   ------------      ------------
      Net cash provided by operating activities                         220,445           223,590
                                                                   ------------      ------------
Cash flows from investing activities:
    Purchase of fixed-maturity securities, net
      of payable for investments purchased                             (889,051)         (698,356)
    Sale of fixed-maturity securities, net of
      receivable for investments sold                                   613,369           334,469
    Redemption of fixed-maturity securities, net of
      receivable for investments redeemed                                69,313            75,960
    Sale (purchase) of short-term investments, net                       13,391           (15,264)
    Sale of other investments, net                                          523               401
    Purchases for municipal investment agreement
      portfolio, net of payable for investments purchased              (550,696)         (970,773)
    Sales from municipal investment agreement
      portfolio, net of receivable for investments sold                 595,636           580,883
    Capital expenditures, net of disposals                               (6,412)           (3,180)
    Other, net                                                          (16,458)              ---
                                                                   ------------      ------------
      Net cash used by investing activities                            (170,385)         (695,860)
                                                                   ------------      ------------
Cash flows from financing activities:
    Net proceeds from issuance of common stock                              ---            55,233
    Net proceeds from issuance of short-term debt                        30,900            20,600
    Dividends paid                                                      (32,919)          (29,276)
    Proceeds from issuance of municipal investment
      and repurchase agreements                                         732,821         1,053,077
    Payments for drawdowns of municipal investment
      and repurchase agreements                                        (816,133)         (649,811)
    Securities sold under agreements to repurchase                       54,900               ---
    Exercise of stock options                                             7,018            10,841
                                                                   ------------      ------------
      Net cash (used) provided by financing activities                  (23,413)          460,664
                                                                   ------------      ------------
Net increase (decrease) in cash and cash equivalents                     26,647           (11,606)
Cash and cash equivalents - beginning of period                           7,356            23,258
                                                                   ------------      ------------
Cash and cash equivalents - end of period                             $  34,003         $  11,652
                                                                   ============      ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Income taxes paid                                                 $  40,075         $  33,116
    Interest paid:
      Municipal investment and repurchase agreements                  $  51,455         $  56,785
      Long-term debt                                                     15,913            15,810
      Short-term debt                                                     1,149               323

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                       (6)

                           MBIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 1996 for MBIA Inc. and Subsidiaries (the company). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the company's financial position and results of operations. The results of operations for the six months ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997. The December 31, 1996 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Certain amounts have been reclassified in prior years' financial statements to conform to the current presentation.

2.   Dividends Declared

Dividends declared by the company during the six months ended June 30, 1997 were $33.0 million.

3.   Recent Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128 (SFAS 128), "Earnings per Share," effective for periods ending after December 15, 1997. SFAS 128 requires the calculation and presentation on the face of the income statement of "basic" earnings per share and, if applicable, "diluted" earnings per share. Basic earnings per share are calculated based on the weighted average common shares outstanding. In calculating diluted earnings per share, the number of shares is increased to include all potentially dilutive common shares, including stock options. The adoption of SFAS 128 is not expected to have a material effect on reported earnings per share.

4.   Subsequent Event

In July 1997, the company completed the sale of 1.15 million shares of common stock at $114 per share and sold $100 million of 30-year debentures. The $225 million of net proceeds will be used to support the company's future growth.

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

Through MBIA Insurance Corp. and its subsidiaries (our insurance company), we provide financial guarantees to municipalities and other bond issuers. Our primary business is insuring municipal bonds issued by governmental units to finance essential public services. We also guarantee structured asset-backed and mortgage-backed transactions, selected corporate bonds, including investor-owned utility debt, and obligations of high-quality financial institutions. We provide these products in both the new issue and secondary markets -- internationally as well as domestically.

MBIA also provides investment management products and services to the public sector. These include cash management, municipal investment agreements, discretionary asset management and administrative services. In addition, we have expanded the range of municipal services that we offer to state and local governments.

RESULTS OF OPERATIONS
---------------------
SUMMARY
The following chart presents highlights of our consolidated financial results for the second quarter and first half of 1997 and 1996:

                                                                       Percent Change
                                                                 -------------------------
                                                                 2nd Quarter  Year-to-date
                                                                 -----------  ------------
                                2nd Quarter        June 30           1997          1997
                              ---------------   ---------------       vs.           vs.
                               1997     1996     1997      1996      1996          1996
------------------------------------------------------------------------------------------
Net income (in millions)      $89.0    $79.7    $180.0    $157.4      12%           14%

Per share data:
  Net income                  $2.03    $1.84    $ 4.12    $ 3.65      10%           13%
  Operating earnings          $2.00    $1.79    $ 3.99    $ 3.54      12%           13%
  Core earnings               $1.83    $1.62    $ 3.64    $ 3.22      13%           13%

  Book value                                    $60.40    $52.77                    14%
  Adjusted book value                           $87.69    $77.48                    13%

                                      (8)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


We believe core earnings, which exclude the effects of refundings and calls of our insured issues, realized capital gains and losses, accounting changes and other non-recurring items, provide the most indicative measure of our underlying profit trend. In 1997, core earnings per share increased by 13% for both the second quarter and first six months over the comparable periods in 1996. The consistent double-digit increases in quarterly year-to-year core earnings over the past 20 quarters are due primarily to growth in premiums earned and net investment income generated by our insurance operations, as well as the contributions of operating earnings from our investment management services businesses.

Any difference between the growth rate of core earnings and net income is related to the net income effects of refunded issues and realized capital gains and losses.

Operating earnings per share, which excludes the impact of realized capital gains and losses, increased by 13% for the first six months and 12% for the second quarter, over the comparable periods last year.

Our book value at the end of the first six months of 1997 was $60.40 per share, up from $52.77 for the first half of 1996. As with core earnings, we believe that a more appropriate measure of a financial guarantee company's intrinsic value is its adjusted book value. It is defined as book value plus the after-tax effects of our net deferred premium revenue (net of deferred acquisition costs) plus the present value of unrecorded future installment premiums. The following table presents the components of our adjusted book value per share:

                                                      Percent Change
                                June 30,   June 30,   --------------
                                  1997       1996     1997  vs. 1996
---------------------------------------------------------------------
Book value                       $60.40     $52.77         14%
After-tax value of:
  Net deferred premium
   revenue, net of deferred
    acquisition costs             22.43      20.81          8%
  Present value of future
    installment premiums*          4.86       3.90         25%
---------------------------------------------------------------------
Adjusted book value              $87.69     $77.48         13%
---------------------------------------------------------------------

* The discount rate used to present value future installment premiums was 9% in 1997 and 1996.

Our adjusted book value per share was $87.69 at June 30, 1997, a 13% increase from June 30, 1996. The increase was due to our strong operating results, growth from new business written, and, with lower interest rates, the increase in the fair value of our fixed-income investment portfolios.

                                      (9)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL GUARANTEE INSURANCE
For the first six months of 1997 total gross premiums written (GPW) increased by 1% to $256.8 million from $254.6 million in 1996. GPW, as reported on our financial statements, reflects cash receipts only and does not include the value of future premium receipts expected for installment-based insurance policies originated in the period. To provide additional information regarding year-to-year changes in new business premium production, we discuss our adjusted gross premiums (AGP), which include our upfront premiums as well as the estimated present value of current and future premiums from installment-based insurance policies issued in the period. MBIA's premium production in terms of GPW and AGP for the second quarters and first half of 1997 and 1996 is presented in the following table:

                                                                         Percent Change
                                                                  -------------------------
                                                                  2nd Quarter  Year-to-date
                                                                  -----------  ------------
                                2nd Quarter       Year-to-date       1997          1997
                              ----------------  ----------------      vs.           vs.
In millions                   1997      1996     1997      1996      1996          1996
-------------------------------------------------------------------------------------------
Premiums written:
 GPW                        $164.7    $134.0   $256.8    $254.6      23%            1%
 AGP                        $185.7    $155.0   $291.1    $284.7      20%            2%


We estimate the present value of our total future installment premium stream on outstanding policies to be $324.6 million at second quarter-end 1997, compared with $258.0 million at second quarter-end 1996.

MUNICIPAL MARKET New issuance in the municipal market was $49.3 billion for the second quarter of 1997, up 13% from $43.6 billion in the second quarter of 1996. The insured portion of this market rose to 57% from 54% in the second quarter of 1996. With a 50% market share, we continued our market leadership in the new issue insured municipal market. In the second quarter of this year we set a new record in our history in terms of gross premiums written.

Municipal market domestic new issuance information and MBIA's par and premium writings in both the new issue and secondary domestic municipal finance markets are shown in the following table:

                                      (10)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                         Percent Change
                                                                  -------------------------
                                                                  2nd Quarter  Year-to-date
                                                                  -----------  ------------
                                2nd Quarter        Year-to-date       1997          1997
                              ----------------   ----------------      vs.           vs.
Domestic Municipal             1997      1996      1997      1996     1996          1996
-------------------------------------------------------------------------------------------
Total new issue market:*
 Par value (in billions)     $ 49.3    $ 43.6    $ 84.4    $ 80.7      13%           5%
 Insured penetration            57%       54%       57%       53%
 MBIA market share              50%       39%       47%       41%

MBIA insured:
 Par value: (in billions)    $ 14.4    $ 11.3    $ 23.0    $ 20.4      28%          13%
 Premiums: (in millions)
  GPW                        $138.1    $119.0    $213.6    $205.6      16%           4%
  AGP                        $143.5    $117.1    $217.5    $201.8      22%           8%
-------------------------------------------------------------------------------------------

  * Market data are reported on a sale date basis while MBIA's insured data are based on closing date information. Typically, there can be a one- to four-week delay between the sale date and closing date of an insured issue.


STRUCTURED FINANCE MARKET The par value issuance in the asset-backed securities market (excluding private placements and mortgage-backed securities, for which market data are unavailable) decreased 9% in the first six months and 14% in the second quarter of 1997. The decrease is attributed to lower issuance of credit card-backed securities; a market, however, in which MBIA is not a player.

For the first six months, MBIA insured $8.7 billion of par value of asset-backed securities (including mortgage-backed securities) compared with $8.4 billion in the comparable period last year. Gross premiums written for the quarter increased by 55% to $13.1 million from $8.5 million for the same period last year. On a year-to-date basis, gross premiums written were down 10%, primarily due to the benefit of a $12.1 million premium from a non-recurring structured finance reinsurance transaction in the first quarter of last year. For the second quarter, MBIA saw a decline in its AGP and par amount written, as senior/sub structures have made inroads into the insured penetration in the home equity loan sector. Details regarding the asset-backed market and MBIA's par and premium writings in both the domestic new issue and secondary structured finance markets (which includes mortgaged-backed as well as asset-backed securities) are shown in the following table:

                                      (11)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                          Percent Change
                                                                  -------------------------
                                                                  2nd Quarter  Year-to-date
                                                                  -----------  ------------
                                2nd Quarter        Year-to-date       1997          1997
Domestic                      ----------------   ----------------      vs.           vs.
Structured Finance             1997      1996      1997      1996     1996          1996
-------------------------------------------------------------------------------------------
Total asset-backed
  market:*
 Par value (in billions)      $34.8     $40.6     $69.3     $76.0    (14%)          (9%)

MBIA insured:
 Par value: (in billions)     $ 3.5     $ 4.7     $ 8.7     $ 8.4    (26%)           4%
 Premiums: (in millions)
  GPW                         $13.1     $ 8.5     $25.0     $27.8     55%          (10%)
  AGP                         $20.0     $24.2     $46.2     $52.5    (17%)         (12%)
-------------------------------------------------------------------------------------------

*  Market data exclude mortgage-backed securities and private placements.

INTERNATIONAL  MARKET  In late  1995,  we  formed  a joint  venture  with  AMBAC
Indemnity Corporation (another leading Triple-A rated financial guarantee insurer) to market financial guarantee insurance internationally. This initiative has contributed to a substantial expansion of our international business. For the first six months, par value increased by 20%. AGP increased by 9% while GPW decreased by 29% reflecting a growing proportion of installment based policies written in the international market. Our international municipal and structured finance business volume in the new issue and secondary markets for the first six months and second quarters of 1997 and 1996 is illustrated in the following table:

                                                                        Percent Change
                                                                  -------------------------
                                                                  2nd Quarter  Year-to-date
                                                                  -----------  ------------
                                2nd Quarter        Year-to-date       1997          1997
                              ----------------   ----------------      vs.           vs.
International                  1997      1996      1997      1996     1996          1996
-------------------------------------------------------------------------------------------
Par value (in billions)       $ 1.3     $ 0.4     $ 1.3     $ 1.1     237%           20%
Premiums: (in millions)
  GPW                         $ 9.4     $ 2.8     $ 9.9     $13.8     227%          (29%)
  AGP                         $17.6     $ 5.4     $17.8     $16.4     224%            9%

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

                                      (12)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Premiums ceded to reinsurers from all insurance operations were $28.8 million and $22.8 million in the first six months and second quarter of 1997, respectively. For the first six months, cessions as a function of GPW were 11% in 1997 and 10% in 1996. Any variance in the level of cessions generally reflects the higher or lower utilization of treaty or facultative reinsurance required to comply with regulatory constraints or our own single risk limits.

Most of our reinsurers are rated Double-A or higher by Standard & Poor's Corporation or Single-A or higher by A. M. Best Co. Although we remain liable for all reinsured risks, we believe we will recover the reinsured portion of any losses that may occur.

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

For 20% of our business writings - primarily our structured finance business -- we collect installment premiums. Installment premiums are credited to the deferred premium revenue account when received, and are recognized as revenue over each installment period - generally one year or less.

When an MBIA-insured bond issue is refunded or retired early the related deferred premium revenue is earned immediately, except for any portion that may be applied as a credit towards insuring the refunding bond issue. The amount of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rates of the bond issue, the issuer's desire or ability to modify bond covenants and applicable regulations under the Internal Revenue Code. The composition of MBIA's premiums earned in terms of its scheduled and refunded components is illustrated in the following table:

                                      (13)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                        Percent Change
                                                                  -------------------------
                                                                  2nd Quarter  Year-to-date
                                                                  -----------  ------------
                                2nd Quarter       Year-to-date       1997          1997
                              ----------------  ----------------      vs.           vs.
In millions                   1997      1996     1997      1996      1996          1996
-------------------------------------------------------------------------------------------
Premiums earned:
 Scheduled                   $60.9     $50.1   $118.8    $ 98.9      22%            20%
 Refunded                     12.3      12.0     25.8      23.5       2%            10%
-------------------------------------------------------------------------------------------
Total                        $73.2     $62.1   $144.6    $122.4      18%            18%

The year-to-year increase in premiums earned from scheduled amortization reflects the additive effect of new business written, including the expanding installment premium activity from the structured finance and international sectors.

INVESTMENT INCOME Our insurance related investment income (exclusive of realized capital gains) increased by 11% to $134.0 million in the first six months of 1997 from $120.6 million in 1996. For the quarter, net investment income was $67.4 million, a 10% increase over the same period last year. The increases were primarily due to the growth of cash flow available for investment. Our cash flows were generated from operations, the compounding of previously earned and reinvested investment income and the addition of funds from financing activities in February, 1996. Insurance related net realized capital gains were $6.9 million in the first six months of 1997 and $6.6 million in 1996. These realized gains were generated as a result of ongoing management of the investment portfolio.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) We maintain a general loss reserve based on our estimate of unidentified losses from our insured obligations. To the extent that we identify specific insured issues as currently or likely to be in default, the present value of our expected payments, net of expected reinsurance and collateral recoveries, is allocated within the total loss reserve as case-specific reserves.

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

                                      (14)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table shows the case-specific and unallocated components of our total loss and LAE reserves at the first half of 1997 and 1996:

                                            Percent Change
                      June 30,  June 30,    --------------
In millions             1997      1996      1997  vs. 1996
----------------------------------------------------------
Reserves:
 Case-specific         $20.2     $15.7           29%
 Unallocated            47.9      34.7           38%
----------------------------------------------------------
Total                  $68.1     $50.4           35%

Provision              $ 8.3     $ 7.5           11%

Our provision for losses and LAE increased in tandem with new business writings in accordance with our loss reserving methodology. The changes in the case-specific reserve had no impact on our net income since they were offset by corresponding changes in the unallocated portion of the total reserve.

OPERATING EXPENSES Those expenses related to the production of our insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. Our company's policy acquisition costs, general operating expenses and total operating expenses are shown in the following table:

                                                                        Percent Change
                                                                  -------------------------
                                                                  2nd Quarter  Year-to-date
                                                                  -----------  ------------
                               2nd Quarter       Year-to-date        1997          1997
                             ----------------  ----------------       vs.           vs.
In millions                   1997      1996     1997      1996      1996          1996
-------------------------------------------------------------------------------------------
Policy acquisition
  costs, net                 $ 6.8     $ 6.0    $13.6     $11.9      14%           14%
Operating                     11.7      11.5     23.8      22.1       1%            8%
-------------------------------------------------------------------------------------------
Total insurance
  operating expenses         $18.5     $17.5    $37.4     $34.0       6%           10%

For first six months and second quarter of 1997, policy acquisition costs net of deferrals increased 14%. The ratio of policy acquisition costs net of deferrals to earned premiums has remained relatively constant in the 9% range for the first six months and second quarters of 1997 and 1996. Operating expenses increased by 8% for the first six months and 1% for the second quarter over the prior year's comparable periods.

INVESTMENT MANAGEMENT SERVICES
Our investment management businesses have expanded the services we provide to the public sector and added new revenue sources. Average assets under management for these businesses have increased from $6.0 billion during second quarter 1996 to $7.7 billion during second quarter 1997.

                                      (15)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


These assets include our municipal investment agreements, pooled public funds and third-party accounts. The 28% increase in average assets in the second quarter of 1997 is primarily attributable to our acquisition of American Money Management Associates, Inc. (AMMA) in late 1996. The 14% decline in pretax operating results compared with the same period last year is due to revenues remaining flat resulting from a shift among an increasingly diverse mix of asset types. Pretax financial results for the second quarters and first half of 1997 and 1996 are summarized on the following table:

                                                                        Percent Change
                                                                  -------------------------
                                                                  2nd Quarter  Year-to-date
                                                                  -----------  ------------
                                2nd Quarter       Year-to-date       1997          1997
                              ----------------  ----------------      vs.           vs.
In millions                    1997      1996     1997      1996     1996          1996
-------------------------------------------------------------------------------------------
Revenues                       $6.6      $6.6    $13.8     $12.7     ---             9%
Expenses                       $4.0      $3.5    $ 8.0     $ 6.9     13%            16%
-------------------------------------------------------------------------------------------
Pretax operating
  income                       $2.6      $3.1    $ 5.8     $ 5.8    (14%)           ---

Net realized gains             $---      $---    $ 1.7     $ 0.9     ---            77%

The following provides a summary of each of our primary investment management businesses:

MBIA MUNICIPAL INVESTORS SERVICE CORPORATION (MBIA-MISC) provides cash management services and fixed-rate investment placement services directly to local governments and school districts. In addition, MBIA-MISC performs investment fund administration services for clients, which provide an additional source of revenue to our company at little added cost. In late 1996, MBIA-MISC acquired AMMA, which provides investment and treasury management consulting services for municipal and quasi-public sector clients. Both MBIA-MISC and AMMA are Securities and Exchange Commission (SEC) -- registered investment advisers.

At second quarter-end 1997, MBIA-MISC had $3.8 billion of client assets under management compared with $2.8 billion at second quarter-end 1996, reflecting primarily the addition of assets under management from the acquisition of AMMA in late 1996.

MBIA INVESTMENT MANAGEMENT CORP. (IMC) provides guaranteed investment agreements for bond proceeds of states and municipalities. At second quarter-end 1997, principal and accrued interest outstanding on investment agreements was $3.2 billion compared with $3.0 billion at second quarter-end 1996. At amortized cost, the assets supporting IMC's investment agreement liabilities were $3.3 billion and $3.1 billion at June 30, 1997 and 1996, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.
                                      (16)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


IMC, from time to time, uses derivative financial instruments to manage interest rate risk. We have established policies limiting the amount, type and concentration of such instruments. By matter of policy, derivative positions can only be used to hedge interest rate exposures and not for speculative trading purposes. At second quarter-end 1997, our exposure to derivative financial instruments was not significant.

MBIA CAPITAL MANAGEMENT CORP. (CMC) provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and MBIA's insurance related portfolios, as well as third-party accounts. CMC assumed full management for MBIA's insurance related fixed-income investment portfolio in 1996, which was previously managed externally.

MUNICIPAL SERVICES
MBIA MUNICIPAL SERVICES COMPANY (formerly know as Strategic Services, Inc.) was established in 1996 to provide tax administration and related services to state and local governments. In May 1996, MBIA Municipal Services Company acquired an equity interest in Capital Asset Holdings (Capital Asset), a purchaser and servicer of delinquent tax certificates. It also provides a series of services to assist taxing authorities in the preparation, analysis, packaging and completion of delinquent tax obligation sales. At second quarter-end 1997, Capital Asset had a tax lien portfolio of $626 million.

In January 1997, MBIA Municipal Services Company acquired a 95% interest in Municipal Tax Bureau (MTB), a provider of tax revenue compliance and collection services to public sector entities.

INTEREST EXPENSE
Interest expense in the first six months and second quarter of 1997, was $17.3 million and $8.8 million, respectively compared with $16.4 million and $8.2 million in the same periods last year. The increase in interest expense was a result of short-term bank borrowings in 1997 under existing lines of credit in conjunction with short-term liquidity needs.

TAXES
Our tax policy is to optimize our after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. Our effective tax rate has remained unchanged, at 21% for the first six months of 1997 and 1996.


                                      (17)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES
-----------------
We carefully manage our capital resources to optimize our cost of capital, while maintaining appropriate claims-paying resources to sustain our Triple-A claims-paying ratings. At the end of the second quarter, our total capital was $2.6 billion with total long-term borrowings at $374 million. We use debt financing to lower our overall cost of capital, thereby increasing our return on shareholders' equity. We maintain debt at levels we consider to be prudent based on our cash flow and total capital. The following table shows our long-term debt and ratios we use to measure it:


                                    June 30,   December 31,
                                      1997         1996
-----------------------------------------------------------
Long-term debt (in millions)          $374         $374
Long-term debt to total capital         12%          13%
Ratio of earnings to fixed charges      14.1x        13.2x

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

From time to time MBIA accesses the capital markets to support the growth of our businesses. In October 1996, to provide us with flexibility to access the capital markets when market and business conditions are favorable, we filed a registration statement with the SEC to allow us to offer and sell a combination of up to $250 million of debt securities, common stock and/or preferred stock. In July 1997, MBIA completed the sale of 1.15 million shares of common stock at $114 per share and sold $100 million of 30-year debentures. The $225 million of net proceeds will be used to support the company's future growth.

As of June 30, 1997, total claims-paying resources for our insurance company stood at $5.6 billion, a 14% increase over June 30, 1996.


LIQUIDITY
---------
Cash flow needs at the parent company level are primarily for dividends to our shareholders and interest payments on our debt. These requirements have historically been met by upstreaming dividend payments from our insurance company which generates substantial cash flow from premium writings and investment income. In the first half of 1997, operating cash flow from our insurance company was $209 million.

Under New York state insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In our case, dividends in any 12-month period cannot be greater than 10% of policyholders' surplus. In the first six months of 1997 our insurance company paid no dividends and at June 30, 1997 had dividend capacity of $127 million without special regulatory approval.

                                      (18)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Our company has significant liquidity supporting its businesses. At the end of the second quarter, cash equivalents and short-term investments totaled $210 million. Should significant cash flow reductions occur in any of our businesses, for any combination of reasons, we have additional alternatives for meeting ongoing cash requirements. They include, among other things, selling or pledging our fixed-income investments from our investment portfolio, tapping existing liquidity facilities and new borrowings.

Our company has substantial external borrowing capacity. We maintain two short-term bank lines totaling $300 million with a group of worldwide banks. At second quarter-end 1997, $60 million was outstanding under these facilities to fund interim cash requirements.

Our investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At the end of the second quarter 1997, the fair value of our consolidated investment portfolio increased to $7.8 billion, as shown below:

                                                            Percent Change
                                  June 30,   December 31,   --------------
In millions                         1997        1996        1997 vs. 1996
--------------------------------------------------------------------------
Insurance operations:
  Amortized cost                  $4,387      $4,193             5%
  Unrealized gain                    147         148            (1%)
---------------------------------------------------------------------------
Fair value                        $4,534      $4,341             4%
---------------------------------------------------------------------------
Municipal investment
  agreements:
  Amortized cost                  $3,259      $3,263           ---
  Unrealized gain                     21          30           (30%)
---------------------------------------------------------------------------
Fair value                        $3,280      $3,293           ---
---------------------------------------------------------------------------
Total portfolio at fair value     $7,814      $7,634             2%

The increase in the fair value of our insurance related investments for the period was a result of the increase in the amortized cost of our invested assets due to positive cash flows partially offset by a nominal decrease in unrealized gains. The fair value of investments related to our municipal investment agreement business declined slightly to $3.28 billion at June 30, 1997 from $3.29 billion at December 31, 1996, due primarily to the impact of higher interest rates.

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



                                                        MBIA  INC.
                                           -----------------------------
                                                       Registrant



Date:     August 14, 1997                      /s/  JULLIETTE S. TEHRANI
      ------------------------             -----------------------------
                                               Julliette S. Tehrani
                                               Executive Vice President,
                                               Chief Financial Officer
                                               and Treasurer



Date:     August 14, 1997                    /s/ ELIZABETH B. SULLIVAN
      -----------------------              ----------------------------
                                              Elizabeth B. Sullivan
                                              Vice President,
                                              Controller
                                              (Principal Accounting Officer)





                                      (22)