Form 10-Q
period 1997-09-30
MBIA INC
filed 1997-11-14
CIK 814585

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 1997


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ NO _____

As of October 31, 1997 there were outstanding 89,366,104 shares of Common Stock, par value $1 per share, of the registrant.

                                      INDEX



                                                                          PAGE
                                                                          ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          MBIA Inc. and Subsidiaries

         Consolidated Balance Sheets - September 30, 1997
              and December 31, 1996                                        3

          Consolidated Statements of Income - Three months and
              nine months ended September 30, 1997 and 1996                4

          Consolidated Statement of Changes in Shareholders' Equity
              -  Nine months ended September 30, 1997                      5

          Consolidated Statements of Cash Flows
              -  Nine months ended September 30, 1997 and 1996             6

          Notes to Consolidated Financial Statements                       7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8 - 20



PART II   OTHER INFORMATION, AS APPLICABLE

Item 6.   Exhibits and Reports on Form 8-K                                21


SIGNATURES                                                                22


                                       (2)

                           MBIA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share amounts)

                                                                          September 30, 1997       December 31, 1996
                                                                          ------------------      ------------------
                                                                              (Unaudited)              (Audited)
                ASSETS
Investments:
   Fixed-maturity securities held as available-for-sale
    at fair value (amortized cost $4,513,710 and $4,001,562)                    $4,725,555              $4,149,700
   Short-term investments, at amortized cost
    (which approximates fair value)                                                212,656                 176,088
   Other investments                                                                16,209                  14,851
                                                                              ------------            ------------
                                                                                 4,954,420               4,340,639
   Municipal investment agreement portfolio held as available-for-sale
    at fair value (amortized cost $3,149,589 and $3,263,211)                     3,213,175               3,293,298
                                                                              ------------            ------------
      TOTAL INVESTMENTS                                                          8,167,595               7,633,937

Cash and cash equivalents                                                            8,416                   7,356
Securities borrowed or purchased under agreements to resell                        369,401                 217,000
Accrued investment income                                                          107,655                 104,725
Deferred acquisition costs                                                         153,487                 147,750
Prepaid reinsurance premiums                                                       230,559                 216,846
Goodwill (less accumulated amortization of $47,807 and $43,050)                    121,955                 105,138
Property and equipment, at cost (less accumulated depreciation
   of $25,228 and $21,642)                                                          57,542                  50,923
Receivable for investments sold                                                     54,023                     980
Other assets                                                                       113,200                  77,360
                                                                              ------------            ------------
      TOTAL ASSETS                                                              $9,383,833              $8,562,015
                                                                              ============            ============
                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deferred premium revenue                                                     $1,913,605              $1,785,875
   Loss and loss adjustment expense reserves                                        73,246                  59,314
   Municipal investment agreements                                               1,937,162               2,290,609
   Municipal repurchase agreements                                               1,119,528                 968,671
   Long-term debt                                                                  473,849                 374,010
   Short-term debt                                                                  20,000                  29,100
   Securities loaned or sold under agreements to repurchase                        502,301                 217,000
   Deferred income taxes                                                           255,454                 206,492
   Payable for investments purchased                                                70,361                  52,029
   Other liabilities                                                               111,101                  99,218
                                                                              ------------            ------------
      TOTAL LIABILITIES                                                          6,476,607               6,082,318
                                                                              ------------            ------------

Shareholders' Equity:
   Preferred stock, par value $1 per share; authorized shares--10,000,000;
    issued  and outstanding--none                                                      ---                     ---
   Common stock, par value $1 per share; authorized shares--200,000,000;
    issued shares-- 44,678,485 and 43,294,243                                       44,678                  43,294
   Additional paid-in capital                                                      948,252                 803,078
   Retained earnings                                                             1,745,131               1,518,994
   Cumulative translation adjustment                                                (7,723)                 (1,042)
   Unrealized appreciation of investments, net of
    deferred income tax provision of $97,362 and $62,706                           180,638                 116,424
   Unearned compensation--restricted stock                                          (3,750)                 (1,051)
                                                                              ------------            ------------
      TOTAL SHAREHOLDERS' EQUITY                                                 2,907,226               2,479,697
                                                                              ------------            ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $9,383,833              $8,562,015
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

                                      (3)

                           MBIA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                 (Dollars in thousands except per share amounts)

                                                      Three months ended                Nine months ended
                                                         September 30                      September 30
                                                   --------------------------       --------------------------
                                                      1997            1996             1997             1996
                                                   ----------      ----------       ----------      ----------
Revenues
    Insurance:
      Gross premiums written                          $124,371       $ 79,910         $381,125        $334,510
      Ceded premiums                                   (16,204)        (9,036)         (45,017)        (35,665)

        Net premiums written                           108,167         70,874          336,108         298,845
      Increase in deferred premium revenue             (33,959)        (6,336)        (117,303)       (111,889)
                                                   -----------    -----------      -----------     -----------
        Premiums earned (net of ceded
          premiums of $10,039, $10,285,
          $31,304 and $29,187)                          74,208         64,538          218,805         186,956
      Net investment income                             71,848         62,992          205,832         183,563
      Net realized gains                                 6,119          3,115           12,974           9,702
    Investment management services:
      Income                                             6,273          6,819           20,112          19,543
      Net realized gains                                   390          1,529            2,042           2,463
    Other                                                7,849          1,031           13,794           3,019
                                                   -----------    -----------      -----------     -----------
        Total revenues                                 166,687        140,024          473,559         405,246
                                                   -----------    -----------      -----------     -----------

Expenses
    Insurance:
      Losses and loss adjustment                         4,892          2,888           13,150          10,354
      Policy acquisition costs, net                      7,037          6,404           20,612          18,294
      Operating                                         12,977         12,551           36,766          34,625
    Investment management services                       4,041          3,379           12,084          10,339
    Interest                                            10,003          8,605           27,314          24,983
    Other                                                5,784            939           14,315           1,989
                                                   -----------    -----------      -----------     -----------
        Total expenses                                  44,734         34,766          124,241         100,584
                                                   -----------    -----------      -----------     -----------

Income before income taxes                             121,953        105,258          349,318         304,662

Provision for income taxes                              25,388         21,937           72,794          63,979
                                                   -----------    -----------      -----------     -----------

NET INCOME                                            $ 96,565       $ 83,321         $276,524        $240,683
                                                   ===========    ===========      ===========     ===========

NET INCOME PER COMMON SHARE                           $   2.15       $   1.92         $   6.27        $   5.57
                                                   ===========    ===========      ===========     ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES AND COMMON
    STOCK EQUIVALENTS OUTSTANDING                   44,866,646     43,447,213       44,113,080      43,231,575
                                                   ===========    ===========      ===========     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      (4)

                           MBIA INC. AND SUBSIDIARIES


      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                  For the nine months ended September 30, 1997

                     (In thousands except per share amounts)

                                                                                                                Unearned
                                         Common Stock     Additional              Cumulative    Unrealized    Compensation-
                                       ----------------    Paid-in    Retained   Translation   Appreciation    Restricted
                                       Shares    Amount    Capital    Earnings    Adjustment  of Investments     Stock
                                       ------    ------    -------   ----------  -----------  --------------  ------------
     Balance, January 1, 1997          43,294   $43,294   $803,078   $1,518,994     $(1,042)      $116,424      $(1,051)

     Net proceeds from issuance
      of shares                         1,210     1,210    132,246          ---         ---            ---          ---

     Unearned compensation-
      restricted stock                     33        33      3,762          ---         ---            ---       (2,699)

     Exercise of stock options            141       141      9,166          ---         ---            ---          ---

     Net income                           ---       ---        ---      276,524         ---            ---          ---

     Change in foreign currency
      translation                         ---       ---        ---          ---      (6,681)           ---          ---

     Change in unrealized
      appreciation of investments
      net of change in deferred
      income taxes of ($34,656)           ---       ---        ---          ---         ---         64,214          ---

     Dividends (declared per common
      share $1.150, paid per
      common share $1.140)                ---       ---        ---      (50,387)        ---            ---          ---
                                     --------  --------  ---------   ----------   ---------      ---------    ---------

     Balance, September 30, 1997       44,678   $44,678   $948,252   $1,745,131     $(7,723)      $180,638      $(3,750)
                                     ========  ========  =========   ==========   =========      =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                       (5)

                           MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                          Nine months ended
                                                                            September 30
                                                                     ---------------------------
                                                                        1997            1996
                                                                     -----------     -----------
Cash flows from operating activities:
    Net income                                                        $  276,524      $  240,683
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Increase in accrued investment income                               (2,930)        (10,575)
      Increase in deferred acquisition costs                              (5,737)         (4,589)
      Increase in prepaid reinsurance premiums                           (13,713)         (6,478)
      Increase in deferred premium revenue                               131,016         118,367
      Increase in loss and loss adjustment expense reserves               13,932           9,136
      Depreciation                                                         3,834           3,219
      Amortization of goodwill                                             4,757           3,784
      Amortization of bond discount, net                                 (15,123)        (16,559)
      Net realized gains on sale of investments                          (15,016)        (12,165)
      Deferred income taxes                                               14,313           9,231
      Other, net                                                         (35,893)        (42,046)
                                                                     -----------     -----------
      Total adjustments to net income                                     79,440          51,325
                                                                     -----------     -----------
      Net cash provided by operating activities                          355,964         292,008
                                                                     -----------     -----------
Cash flows from investing activities:
    Purchase of fixed-maturity securities, net
      of payable for investments purchased                            (1,606,108)     (1,047,429)
    Sale of fixed-maturity securities, net of
      receivable for investments sold                                    917,679         589,812
    Redemption of fixed-maturity securities, net of
      receivable for investments redeemed                                126,478         106,439
    Sale (purchase) of short-term investments, net                         9,244         (23,293)
    Sale of other investments, net                                           565             361
    Purchases for municipal investment agreement
      portfolio, net of payable for investments purchased               (903,505)     (1,454,325)
    Sales from municipal investment agreement
      portfolio, net of receivable for investments sold                1,016,269       1,120,804
    Capital expenditures, net of disposals                                (7,858)         (4,095)
    Other, net                                                           (17,049)            ---
                                                                     -----------     -----------
      Net cash used by investing activities                             (464,285)       (711,726)
                                                                     -----------     -----------
Cash flows from financing activities:
    Net proceeds from issuance of common stock                           126,456          55,233
    Net proceeds from issuance of long-term debt                         100,000             ---
    Net (repayments) proceeds from (retirement) issuance
      of short-term debt                                                  (9,100)         24,400
    Dividends paid                                                       (49,416)        (44,112)
    Proceeds from issuance of municipal investment
      and repurchase agreements                                        1,232,522       1,600,735
    Payments for drawdowns of municipal investment
      and repurchase agreements                                       (1,433,288)     (1,311,689)
    Securities loaned or sold under agreements to repurchase, net        132,900          61,000
    Exercise of stock options                                              9,307          20,028
                                                                     -----------     -----------
      Net cash provided by financing activities                          109,381         405,595
                                                                     -----------     -----------
Net increase (decrease) in cash and cash equivalents                       1,060         (14,123)
Cash and cash equivalents - beginning of period                            7,356          23,258
                                                                     -----------     -----------

Cash and cash equivalents - end of period                             $    8,416      $    9,135
                                                                     ===========     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Income taxes paid                                                 $   59,904      $   53,760
    Interest paid:
      Municipal investment and repurchase agreements                  $  147,814      $  131,254
      Long-term debt                                                      25,100          24,997
      Short-term debt                                                      1,805             541

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      (6)

                           MBIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 1996 for MBIA Inc. and Subsidiaries (the company). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the company's financial position and results of operations. The results of operations for the nine months ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997. The December 31, 1996 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Certain amounts have been reclassified in prior years' financial statements to conform to the current presentation.

2.   Dividends Declared

Dividends declared by the company during the nine months ended September 30, 1997 were $50.4 million.

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


RESULTS OF OPERATIONS
---------------------
SUMMARY
The following chart presents highlights of our consolidated financial results for the third quarter and first nine months of 1997 and 1996:

                                                                      Percent Change
                                                                --------------------------
                                                                 3rd Quarter  Year-to-date
                                                                ------------  ------------
                              3rd Quarter        September 30       1997         1997
                            --------------      --------------       vs.          vs.
                            1997      1996      1997      1996      1996         1996
------------------------------------------------------------------------------------------
Net income (in millions)   $ 96.6   $ 83.3    $276.5    $240.7       16%          15%

Per share data:
  Net income               $ 2.15   $ 1.92    $ 6.27    $ 5.57       12%          13%
  Operating earnings       $ 2.06   $ 1.85    $ 6.05    $ 5.39       11%          12%
  Core earnings            $ 1.90   $ 1.69    $ 5.54    $ 4.91       12%          13%

  Book value                                  $65.07    $54.69                    19%
  Adjusted book value                         $92.37    $79.56                    16%

                                      (8)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


We believe core earnings, which exclude the effects of refundings and calls of our insured issues, realized capital gains and losses, accounting changes and other non-recurring items, provide the most indicative measure of our underlying profit trend. In 1997, core earnings per share increased by 12% for the third quarter and 13% for the first nine months over the comparable periods in 1996. The consistent double-digit increases in quarterly year-to-year core earnings over the past 21 quarters are due primarily to growth in premiums earned and net investment income generated by our insurance operations.

Any difference between the growth rate of core earnings and net income is related to the net income effects of refunded issues and realized capital gains and losses.

Operating earnings per share, which excludes the impact of realized capital gains and losses, increased by 11% for the third quarter and 12% for the first nine months, over the comparable periods last year.

Our book value at the end of the first nine months of 1997 was $65.07 per share, up from $54.69 for the first nine months of 1996. As with core earnings, we believe that a more appropriate measure of a financial guarantee company's intrinsic value is its adjusted book value. It is defined as book value plus the after-tax effects of our net deferred premium revenue (net of deferred acquisition costs) plus the present value of unrecorded future installment premiums. The following table presents the components of our adjusted book value per share:

                              September 30,   September 30,   Percent Change
                              -------------   -------------   --------------
                                   1997            1996       1997  vs. 1996
----------------------------------------------------------------------------
Book value                       $65.07          $54.69            19%
After-tax value of:
  Net deferred premium
   revenue, net of deferred
    acquisition costs             22.25           20.79             7%
  Present value of future
    installment premiums*          5.05            4.08            24%
----------------------------------------------------------------------------
Adjusted book value              $92.37          $79.56            16%
----------------------------------------------------------------------------

* The discount rate used to present value future installment premiums was 9% in 1997 and 1996.


Our adjusted book value per share was $92.37 at September 30, 1997, a 16% increase from September 30, 1996. The increase was due to our strong operating results, growth from new business written, and, with lower interest rates, the increase in the fair value of our fixed-income investment portfolios.

                                      (9)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL GUARANTEE INSURANCE

For the first nine months of 1997 total gross premiums written (GPW) increased by 14% to $381.1 million from $334.5 million in 1996. GPW, as reported on our financial statements, reflects cash receipts only and does not include the value of future premium receipts expected for installment-based insurance policies originated in the period. To provide additional information regarding year-to-year changes in new business premium production, we discuss our adjusted gross premiums (AGP), which include our upfront premiums as well as the estimated present value of current and future premiums from installment-based insurance policies issued in the period. MBIA's premium production in terms of GPW and AGP for the third quarters and first nine months of 1997 and 1996 is presented in the following table:

                                                                      Percent Change
                                                                --------------------------
                                                                 3rd Quarter  Year-to-date
                                                                ------------  ------------
                              3rd Quarter        Year-to-date       1997         1997
                            --------------      --------------       vs.          vs.
In millions                 1997      1996      1997      1996      1996         1996
------------------------------------------------------------------------------------------
Premiums written:
 GPW                      $124.4     $79.9    $381.1    $334.5       56%          14%
 AGP                      $142.6     $94.9    $433.7    $379.6       50%          14%

We estimate the present value of our total future installment premium stream on outstanding policies to be $346.8 million at third quarter-end 1997, compared with $270.9 million at third quarter-end 1996.

MUNICIPAL MARKET New issuance in the municipal market was $51.1 billion for the third quarter of 1997, up 51% from $33.8 billion in the third quarter of 1996. The insured portion of this market rose to a record 57% from 55% in the third quarter of 1996. With a 50% market share, we continued our market leadership in the new issue insured municipal market.

For the third quarter, MBIA insured $11.8 billion of par value in the domestic new issue and secondary municipal markets, an 81% increase from $6.5 billion insured in the 1996 third quarter. For the first nine months, we insured $34.7 billion of municipal bonds in these markets, a 29% increase from the $26.9 billion of a year ago.

Municipal market domestic new issuance information and MBIA's par and premium writings in both the new issue and secondary domestic municipal finance markets are shown in the following table:

                                      (10)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                       Percent Change
                                                                 --------------------------
                                                                  3rd Quarter  Year-to-date
                                                                 ------------  ------------
                                3rd Quarter        Year-to-date       1997         1997
                              --------------      --------------       vs.          vs.
Domestic Municipal            1997      1996      1997      1996      1996         1996
-------------------------------------------------------------------------------------------
Total new issue market:*
 Par value (in billions)    $ 51.1     $33.8    $135.8    $114.5       51%          19%
 Insured penetration           57%       55%       57%       53%
 MBIA market share             50%       33%       48%       39%

MBIA insured:
 Par value: (in billions)   $ 11.8     $ 6.5    $ 34.7    $ 26.9       81%          29%
 Premiums: (in millions)
  GPW                       $102.2     $52.3    $315.7    $257.9       96%          22%
  AGP                       $103.4     $51.0    $320.9    $252.8      103%          27%
-------------------------------------------------------------------------------------------

* Market data are reported on a sale date basis while MBIA's insured data are based on closing date information. Typically, there can be a one- to four-week delay between the sale date and closing date of an insured issue.

STRUCTURED FINANCE MARKET The par value issuance in the asset-backed securities market (excluding private placements and mortgage-backed securities, for which market data are unavailable) increased 74% in the third quarter and 16% in the first nine months of 1997.

MBIA insured a record $10.4 billion of par value in the third quarter, an increase of 121% from the $4.7 billion insured in the same period last year. For the first nine months of 1997, our structured finance volume rose 46% to $19.1 billion compared to $13.1 billion in the first nine months of 1996. Details regarding the asset-backed market and MBIA's par and premium writings in both the domestic new issue and secondary structured finance markets (which includes mortgaged-backed as well as asset-backed securities) are shown in the following table:

                                                                        Percent Change
                                                                  --------------------------
                                                                   3rd Quarter  Year-to-date
                                                                  ------------  ------------
                                 3rd Quarter        Year-to-date       1997         1997
Domestic                       --------------      --------------       vs.          vs.
Structured Finance             1997      1996      1997      1996      1996         1996
--------------------------------------------------------------------------------------------
Total asset-backed
  market:*
  Par value (in billions)    $57.0     $32.8    $125.8    $108.8      74%           16%

MBIA insured:
  Par value: (in billions)   $10.4     $ 4.7    $ 19.1    $ 13.1     121%           46%
  Premiums: (in millions)
   GPW                       $15.0     $12.9    $ 40.0    $ 40.7      15%           (2%)
   AGP                       $29.8     $23.1    $ 76.0    $ 75.6      29%            1%
--------------------------------------------------------------------------------------------

*  Market data exclude mortgage-backed securities and private placements.

                                      (11)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTERNATIONAL MARKET In late 1995, we formed a joint venture with AMBAC Assurance Corporation "AMBAC" (another leading Triple-A rated financial guarantee insurer) to market financial guarantee insurance internationally. 1997 par value and premium data are showing decreases from 1996 due to the timing in the assumption of business written by AMBAC in the third quarter. While retaining the right to act individually, AMBAC and MBIA have the opportunity to reinsure up to 50% of the financial guarantee business written by the other company internationally as part of the joint venture. Customer preference, licensing and market considerations will determine which company will insure a particular transaction. Our international municipal and structured finance business volume in the new issue and secondary markets for the first nine months and the third quarters of 1997 and 1996 is illustrated in the following table.

                                                                        Percent Change
                                                                  --------------------------
                                                                   3rd Quarter  Year-to-date
                                                                  ------------  ------------
                                 3rd Quarter        Year-to-date       1997         1997
                               --------------      --------------       vs.          vs.
International                  1997      1996      1997      1996      1996         1996
--------------------------------------------------------------------------------------------
  Par value (in billions)      $1.0     $ 1.4     $ 2.3     $ 2.5      (32%)         (9%)
  Premiums: (in millions)
    GPW                        $3.6     $ 6.5     $13.5     $20.3      (41%)        (33%)
    AGP                        $4.6     $10.9     $22.4     $27.3      (58%)        (18%)


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

Premiums ceded to reinsurers from all insurance operations were $16.2 million and $45.0 million in the third quarter and first nine months of 1997, respectively. For the first nine months, cessions as a function of GPW were 12% in 1997 and 11% in 1996. Any variance in the level of cessions generally reflects the higher or lower utilization of treaty or facultative reinsurance required to comply with regulatory constraints or our own single risk limits.

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

                                                                        Percent Change
                                                                  --------------------------
                                                                   3rd Quarter  Year-to-date
                                                                  ------------  ------------
                                 3rd Quarter        Year-to-date       1997         1997
                               --------------      --------------       vs.          vs.
In millions                    1997      1996      1997      1996      1996         1996
--------------------------------------------------------------------------------------------
Premiums earned:
 Scheduled                    $61.7     $52.7    $180.5   $151.6       17%          19%
 Refunded                      12.5      11.8      38.3     35.4        5%           8%
--------------------------------------------------------------------------------------------
Total                         $74.2     $64.5    $218.8   $187.0       15%          17%


The year-to-year increase in premiums earned from scheduled amortization reflects the additive effect of new business written, including the expanding installment premium activity from the structured finance and international sectors.

INVESTMENT INCOME For the quarter, net investment income was $71.8 million, a 14% increase over the same period last year. Our insurance related investment income (exclusive of realized capital gains) increased by 12% to $205.8 million in the first nine months of 1997 from $183.6 million in 1996. The increases were primarily due to the growth of cash flow available for investment. Our cash flows were generated from operations (the compounding of previously earned and reinvested investment income), financing activities in February 1996 and July 1997 and from the equity offering in July 1997.

                                      (13)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Insurance related net realized capital gains were $13.0 million in the first nine months of 1997 and $9.7 million in 1996. These realized gains were generated as a result of ongoing management of the investment portfolio.

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

The following table shows the case-specific and unallocated components of our total loss and LAE reserves for the first nine months of 1997 and 1996:

                              September 30,   September 30,   Percent Change
                              -------------   -------------   --------------
In millions                        1997            1996       1997  vs. 1996
----------------------------------------------------------------------------
Reserves:
 Case-specific                    $20.5           $16.8            22%
 Unallocated                       52.7            34.8            51%
----------------------------------------------------------------------------
Total                             $73.2           $51.6            42%

Provision                         $13.2           $10.4            27%


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

                                      (14)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                                        Percent Change
                                                                  --------------------------
                                                                   3rd Quarter  Year-to-date
                                                                  ------------  ------------
                                 3rd Quarter        Year-to-date       1997         1997
                               --------------      --------------       vs.          vs.
In millions                    1997      1996      1997      1996      1996         1996
--------------------------------------------------------------------------------------------
Policy acquisition
  costs, net                  $ 7.0     $ 6.4     $20.6     $18.3      10%           13%
Operating                      13.0      12.6      36.8      34.6       3%            6%
-------------------------------------------------------------------------------------------
Total insurance
  operating expenses          $20.0     $19.0     $57.4     $52.9       6%            8%

For the third quarter and first nine months of 1997, policy acquisition costs net of deferrals increased 10% and 13%, respectively. The ratio of policy acquisition costs net of deferrals to earned premiums has remained relatively constant in the 9% range for the third quarters and first nine months of 1997 and 1996. Operating expenses increased by 3% for the third quarter and 6% for the first nine months over the prior year's comparable periods.

INVESTMENT MANAGEMENT SERVICES

Our investment management businesses have expanded the services we provide to the public sector and added new revenue sources. Average assets under management for these businesses have increased from $6.1 billion during third quarter 1996 to $7.7 billion during third quarter 1997. These assets include our municipal investment agreements, pooled public funds and third-party accounts. The 25% increase in average assets in the third quarter of 1997 is primarily attributable to our acquisition of American Money Management Associates, Inc.
(AMMA) in late 1996. For the nine months, the 13% decline in pretax operating results compared with the same period last year is due to a shift in the mix of assets under management. Pretax financial results for the third quarters and first nine months of 1997 and 1996 are summarized on the following table:

                                                                        Percent Change
                                                                  --------------------------
                                                                   3rd Quarter  Year-to-date
                                                                  ------------  ------------
                                 3rd Quarter        Year-to-date       1997         1997
                               --------------      --------------       vs.          vs.
In millions                    1997      1996      1997      1996      1996         1996
--------------------------------------------------------------------------------------------
Revenues                       $6.2      $6.8     $20.1     $19.5       (8%)          3%
Expenses                       $4.0      $3.4     $12.1     $10.3       20%          17%
--------------------------------------------------------------------------------------------
Pretax operating
  income                       $2.2      $3.4     $ 8.0     $ 9.2      (35%)        (13%)

Net realized gains             $0.4      $1.5     $ 2.0     $ 2.5      (74%)        (17%)

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

At third quarter-end 1997, MBIA-MISC had $4.3 billion of client assets under management compared with $3.0 billion at third quarter-end 1996, reflecting primarily the addition of assets under management from the acquisition of AMMA in late 1996.

MBIA INVESTMENT MANAGEMENT CORP. (IMC) provides guaranteed investment agreements for bond proceeds of states and municipalities. At third quarter-end 1997, principal and accrued interest outstanding on investment agreements was $3.1 billion compared with $2.9 billion at third quarter-end 1996. At amortized cost, the assets supporting IMC's investment agreement liabilities were $3.1 billion and $3.0 billion at September 30, 1997 and 1996, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

IMC, from time to time, uses derivative financial instruments to manage interest rate risk. We have established policies limiting the amount, type and concentration of such instruments. By matter of policy, derivative positions can only be used to hedge interest rate exposures and not for speculative trading purposes. At third quarter-end 1997, our exposure to derivative financial instruments was not significant.

MBIA CAPITAL MANAGEMENT CORP. (CMC) provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and MBIA's insurance related portfolios, as well as third-party accounts. CMC assumed full management for MBIA's insurance related fixed-income investment portfolio in 1996, which was previously managed externally.

MUNICIPAL SERVICES

MBIA MUNISERVICES COMPANY (formerly known as Strategic Services, Inc.) was established in 1996 to provide bond administration, revenue enhancement and other services to state and local governments. In May 1996, MBIA MuniServices Company acquired an equity interest in Capital Asset Holdings (Capital Asset), a purchaser and servicer of delinquent tax certificates. It also provides a series of services to assist taxing authorities in the preparation, analysis, packaging and completion of delinquent tax obligation sales.

                                      (16)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In January 1997, MBIA MuniServices Company acquired a 95% interest in Municipal Tax Bureau (MTB), a provider of tax revenue compliance and collection services to public entities. In July 1997, MBIA MuniServices Company acquired MuniFinancial, a public finance consulting firm specializing in municipal debt administration.

MBIA & ASSOCIATES CONSULTING, INC. was established in 1997 to provide assistance to state and local governments, colleges and universities, and international public and private sector clients seeking to strengthen their strategic financial planning and management capabilities.

INTEREST EXPENSE

Interest expense in the third quarter and first nine months of 1997, was $10.0 million and $27.3 million, respectively compared with $8.6 million and $25.0 million in the same periods last year. The increase in interest expense was due to the $100 million addition to MBIA's long-term debt in July 1997 and to short-term bank borrowings.

TAXES

Our tax policy is to optimize our after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. Our effective tax rate has remained unchanged, at 21% for the first nine months of 1997 and 1996.

OTHER CORPORATE DEVELOPMENTS
----------------------------
On July 15, MBIA announced that it completed the sale of 1,150,000 shares of common stock at $114 per share and of $100 million of 30-year debentures. The company received $225 million in net proceeds to support future growth and for general corporate purposes.

On September 18, MBIA announced that its board of directors had approved a 2-for-1 stock split. The 2-for-1 stock split was accomplished through a 100 percent stock dividend payable October 29 to shareholders of record as of October 1.

On November 14, MBIA and CapMAC Holdings Inc. jointly announced the signing of a definitive agreement to merge in a stock transaction. Under the agreement, CapMAC shareholders will receive MBIA stock equal to $35 for each share of CapMAC stock. If MBIA stock price falls below $53 per share, CapMAC shareholders will receive a fixed exchange ratio of 0.6604 shares of MBIA stock for each share of CapMAC stock, and if MBIA's stock price rises above $70 per share, CapMAC shareholders will receive a fixed exchange ratio of 0.5000 shares of MBIA stock for each CapMAC share. The fixed exchange ratio will be determined by the average closing price of MBIA's stock for 15 consecutive days, ending three days prior to the closing of the transaction.

It is anticipated that the merger will be structured as a tax-free exchange and accounted for as a "pooling of interests." The transaction, which is subject to regulatory approvals, approval by CapMAC Holdings Inc. shareholders and other customary conditions, is expected to be completed by the end of the first quarter of 1998.

                                      (17)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES
-----------------
We carefully manage our capital resources to optimize our cost of capital, while maintaining appropriate claims-paying resources to sustain our Triple-A claims-paying ratings. At the end of the third quarter, our total capital was $2.9 billion with total long-term borrowings at $474 million. We use debt financing to lower our overall cost of capital, thereby increasing our return on shareholders' equity. We maintain debt at levels we consider to be prudent based on our cash flow and total capital. The following table shows our long-term debt and ratios we use to measure it:

                                     September 30,   December 31,
                                         1997           1996
-----------------------------------------------------------------
Long-term debt (in millions)             $474           $374
Long-term debt to total capital            14%            13%
Ratio of earnings to fixed charges         13.8x          13.2x

In addition, our insurance company has a $825 million irrevocable standby line of credit with a group of Triple-A banks to provide funds for the payment of claims in the event that severe losses should occur. The agreement is for a seven-year term which expires on September 30, 2004 and, subject to approval by the banks, may be renewed annually to extend the term to seven years beyond the renewal date.

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

As of September 30, 1997, total claims-paying resources for our insurance company stood at $6.0 billion, a 16% increase over September 30, 1996.

LIQUIDITY
---------
Cash flow needs at the parent company level are primarily for dividends to our shareholders and interest payments on our debt. These requirements have historically been met by upstreaming dividend payments from our insurance company which generates substantial cash flow from premium writings and investment income. In the first nine months of 1997, operating cash flow from our insurance company was $481 million.

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

                                      (18)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In our case, dividends in any 12-month period cannot be greater than 10% of policyholders' surplus. In the first nine months of 1997 our insurance company paid no dividends and at September 30, 1997 had dividend capacity in excess of $154 million without special regulatory approval.

Our company has significant liquidity supporting its businesses. At the end of the third quarter, cash equivalents and short-term investments totaled $221 million. Should significant cash flow reductions occur in any of our businesses, for any combination of reasons, we have additional alternatives for meeting ongoing cash requirements. They include, among other things, selling or pledging our fixed-income investments from our investment portfolio, tapping existing liquidity facilities and new borrowings.

Our company has substantial external borrowing capacity. We maintain two short-term bank lines totaling $300 million with a group of worldwide banks. At third quarter-end 1997, $20 million was outstanding under these facilities to fund interim cash requirements.

Our investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At the end of the third quarter 1997, the fair value of our consolidated investment portfolio increased to $8.2 billion, as shown in the following table:

                              September 30,   December 31,   Percent Change
                              -------------   -------------   --------------
 In millions                       1997            1996       1997  vs. 1996
----------------------------------------------------------------------------
Insurance operations:
  Amortized cost                 $4,742          $4,193             13%
  Unrealized gain                   212             148             43%
----------------------------------------------------------------------------
Fair value                       $4,954          $4,341             14%
----------------------------------------------------------------------------
Municipal investment
  agreements:
  Amortized cost                 $3,150          $3,263             (3%)
  Unrealized gain                    63              30            111%
----------------------------------------------------------------------------
Fair value                       $3,213          $3,293             (2%)
----------------------------------------------------------------------------
Total portfolio at fair value    $8,168          $7,634              7%


The increase in the fair value of our insurance related investments for the period was a result of the increase in the amortized cost of our invested assets due to positive cash flows combined with an increase in unrealized gains. The fair value of investments related to our municipal investment agreement business declined slightly to $3.2 billion at September 30, 1997 from $3.3 billion at December 31, 1996.

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
    (a) Exhibits

        11.  Computation of Earnings Per Share Assuming Full Dilution

        27.  Financial Data Schedule

        99.  Additional Exhibits - MBIA Insurance Corporation and
             Subsidiaries Consolidated Financial Statements

    (b) Reports on Form 8-K:

        1. The Company filed a report on Form 8-K on July 10, 1997 announcing its plans for primary offerings of one million common shares and $100 million of debentures. A press release was filed making such announcement.

        2. The Company filed a report of Form 8-K on September 18, 1997 in which the Company's Board of Directors approved a 2-for-1 stock split by means of a stock dividend. A press release was filed making such announcement.





                                      (21)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                    MBIA  INC.
                                          --------------------------
                                                    Registrant




Date:   November 14, 1997                  /s/  JULLIETTE S. TEHRANI
        ------------------                --------------------------
                                            Julliette S. Tehrani
                                            Executive Vice President,
                                            Chief Financial Officer
                                            and Treasurer




Date:   November 14, 1997                  /s/ ELIZABETH B. SULLIVAN
        ------------------                ---------------------------
                                            Elizabeth B. Sullivan
                                            Vice President,
                                            Controller
                                            (Principal Accounting Officer)




                                      (22)