Form 10-K
period 1997-12-31
MBIA INC
filed 1998-03-30
CIK 814585

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

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


Title of each class                    Name of each exchanqe on which reqistered
-------------------                    -----------------------------------------
Common Stock, par value $1 per share                     New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1998 was $ 7,541,534,910.00

     As of March 20, 1998, 97,704,096 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference. Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement of the Registrant, dated March 30, 1998 are incorporated by reference into Parts I and III.

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

Item 1. Business

     MBIA Inc. (the "Company") is engaged primarily in providing financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, selected corporate debt, including investor-owned utility bonds, and debt of high-quality financial institutions. The Company provides these services both in the new issue and secondary markets and both domestically and internationally. These financial guarantees are provided through the Company's wholly-owned subsidiary, MBIA Insurance Corporation ("MBIA Corp."). MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association (the "Association") which began writing financial guarantees for municipal bonds in 1974.

     Effective as of December 31, 1989, the Company purchased Bond Investors Guaranty Insurance Company ("BIG Ins."), another municipal bond insurance company. Subsequently, MBIA Corp. reinsured the net exposure on the municipal bond insurance policies previously issued by BIG Ins. (See "Business--Reinsurance" below) and changed the name of BIG Ins. to MBIA Insurance Corp. of Illinois ("MBIA Illinois").

     In 1990, the Company formed a French company, MBIA Assurance S.A. ("MBIA Assurance"), to write financial guarantee insurance in the countries of the international community. MBIA Assurance, which is a wholly-owned subsidiary of MBIA Corp., writes policies insuring sovereign risk, public infrastructure financings, asset-backed transactions and certain obligations of corporations and financial institutions. In September 1995, MBIA Corp. entered into a joint venture agreement with Ambac Assurance Corporation for the purpose of jointly marketing financial guarantee insurance outside the United States. Generally, throughout the text references to MBIA Corp. include the activities of its subsidiaries, MBIA Illinois and MBIA Assurance.

     Financial guarantee insurance provides an unconditional and irrevocable guarantee of the payment of the principal of and interest on insured obligations when due. MBIA Corp.'s primary business is insuring obligations issued by states, municipalities and other governmental authorities, instrumentalities and agencies. Such obligations are secured by the issuer's taxing power in the case of general obligation or special tax supported bonds, or by the issuer's ability to impose and collect fees and charges for public services or specific projects in the case of most revenue bonds. MBIA Corp. also provides financial guarantees for structured finance transactions (principally mortgage-backed and asset-backed securities), investor-owned utility debt and obligations of high-quality financial institutions. MBIA Corp.'s substantial capital base permits it to support a large portfolio of insured obligations and to write new business. MBIA Corp. primarily insures obligations which are sold in the new issue and secondary markets, or which are held in unit investment trusts ("UIT") and by mutual funds. It also provides surety bonds for debt service reserve funds. The principal economic value of financial guarantee insurance to the entity offering the obligations is the savings in interest costs resulting from the difference in the market yield between an insured obligation and the same obligation on an uninsured basis. In addition, for complex financings and for obligations of issuers that are not well-known by investors, insured obligations receive greater market acceptance than uninsured obligations. The financial guarantee industry is subject to the direct and indirect effects of governmental regulation, including changes in tax laws affecting the municipal and asset-backed debt markets. No assurance can be given that future legislative or regulatory changes might not adversely affect the results of operations and financial conditions of the Company.

     The Association was the first issuer of financial guarantees to receive both the AAA claims-paying rating from Standard and Poor's Corporation ("S&P"), which it received in 1974, and the Aaa claims-paying rating from Moody's Investors Service, Inc. ("Moody's"), which it received in 1984. Both rating agencies have continuously issued Triple-A claims-paying ratings for MBIA Corp. and Triple-A ratings to obligations guaranteed by MBIA Corp. Both rating agencies have also continued the Triple-A rating on MBIA Illinois guaranteed bond issues. In addition, in 1995 MBIA Corp. received a Triple-A claims-paying rating from Fitch IBCA, Inc. ("Fitch").

     The Company also provides investment management products and consulting services to the public sector through a group of subsidiary companies. These services include cash management, municipal investment agreements, discretionary asset management, purchase and administrative services, tax discovery and compliance, tax audit, analysis and information services and bond administration services. MBIA Municipal Investors Service Corporation ("MBIA-MISC") provides cash management services and investment placement services to local governments and school districts, and provides those clients with fund administration services. In 1996, MBIA-MISC acquired American Money Management Associates, Inc. ("AMMA") which offers investment and treasury management consulting services to municipal and quasi-municipal clients. Both MBIA-MISC and AMMA are registered investment advisors. MBIA Investment Management Corp. ("IMC") offers guaranteed investment agreements primarily for bond proceeds to states and municipalities. MBIA Capital Management Corp. ("CMC") performs investment management services for the Company, MBIA-MISC, IMC and selected external clients. MBIA MuniServices Company ("MuniServices") was formed in 1996 to provide bond administration, revenue enhancement and other services to state and local governments. In 1996, MuniServices acquired an equity interest in Capital Asset Holdings, which purchases and services delinquent taxes for municipalities. In 1997, MuniServices acquired (i) the Municipal Tax Bureau entities ("MTB"), which provide tax revenue compliance and collection services to the public sector and
(ii) MBIA MuniFinancial to provide debt administration services to municipalities. Early in 1998, MuniServices acquired Municipal Resource Consultants which specializes in providing revenue enhancement and information services to municipalities.

     Additionally in 1997, the Company formed MBIA & Associates Consulting, Inc. to provide strategic financial planning and management consulting to state and local governments, colleges and universities, and international entities.


MBIA Corp. Insured Portfolio

     At December 31, 1997, the net par amount outstanding on MBIA Corp.'s insured obligations (including insured obligations of MBIA Illinois and MBIA Assurance but excluding the guarantee of $3.2 billion of obligations of IMC (see "Operations--Miscellaneous")) was $277.1 billion, comprised of $244.0 billion in new issues and $33.1 billion in secondary market issues. Net insurance in force was $482.7 billion.

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

     MBIA Corp. seeks to maintain a diversified insured portfolio designed to spread risk based on a variety of criteria including revenue source, issue size, type of bond and geographic area. As of December 31, 1997, MBIA Corp. had 32,568 policies outstanding. These policies are diversified among 8,220 "credits," which MBIA Corp. defines as any group of issues supported by the same revenue source.

     The table below sets forth information with respect to the original par amount written per issue in MBIA Corp.'s portfolio as of December 31, 1997:

                    MBIA Corp. Original Par Amount Per Issue
                             as of December 31, 1997

                                                             % of Total
                                    Number of                Number of                 Net Par               % of Net
  Original Par Amount                 Issues                   Issues                   Amount              Par Amount
   Written Per Issue               Outstanding              Outstanding              Outstanding            Outstanding
                                                                                    (In billions)

Less than $10 million                 26,499                   81.4%                  $  41.1                   14.8%
$10-25 million                         2,834                    8.7                      35.4                   12.8
$25-50 million                         1,505                    4.6                      39.2                   14.2
$50-100 million                          966                    3.0                      48.3                   17.4
Greater than $100 million                764                    2.3                     113.1                   40.8
                                      ------                 ------                   -------                 ------
Total                                 32,568                  100.0%                  $ 277.1                  100.0%
                                      ======                                          =======

     MBIA Corp. underwrites financial guarantee insurance on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life (as opposed to the stated maturity) of its insurance policies in force at December 31, 1997 was 11.5 years. The average life was determined by applying a weighted average calculation, using the remaining years to maturity of each insured obligation, and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings of insured issues. Average annual debt service on the portfolio at December 31, 1997 was $28.9 billion.

     The table below shows the diversification of MBIA Corp.'s insured portfolio by bond type:

                    MBIA Corp. Insured Portfolio by Bond Type
                           as of December 31, 1997 (1)



Bond Type
                                         Number                Net Par              % of Net
                                        Of Issues               Amount             Par Amount
                                       Outstanding           Outstanding           Outstanding
                                                            (In billions)
Domestic
  Municipal
    General obligation                    12,016               $70.3                 25.4%
    Utilities                              4,739                40.9                 14.8
    Health care                            2,246                33.3                 12.0
    Transportation                         1,487                20.4                  7.4
    Special revenue                        1,641                18.3                  6.6
    Higher education                       1,359                11.4                  4.1
    Housing                                1,891                 8.5                  3.1
    Industrial development &
        pollution control revenue            943                 7.7                  2.8
    Other                                    539                 5.3                  1.9
                                         -------             -------               ------
           Total Municipal                26,861               216.1                 78.1
                                         -------             -------               ------

  Structured Finance*                        510                45.3                 16.3
  Other                                    4,990                 9.2                  3.3
                                         -------             -------               ------
           Total Domestic                 32,361               270.6                 97.7
                                         -------             -------               ------

International
  Infrastructure                             148                 2.8                  0.9
  Structured Finance*                         32                 2.1                  0.7
  Other                                       27                 1.6                  0.7
                                         -------             -------               ------
           Total International               207                 6.5                  2.3
                                         -------             -------               ------
Total                                     32,568              $277.1                100.0%
                                         =======             =======

* Asset/mortgage-backed

----------
(1) Excludes IMC's $3.2 billion relating to municipal investment agreements guaranteed by MBIA Corp.

     As illustrated by the table above, approximately 40% of the net par amount outstanding of the MBIA Corp. insured portfolio consists of general obligation bonds, which are supported by the full faith and credit and taxing power of state and local governmental issuers, and water, sewer and electric revenue bonds, which are secured by a pledge of revenues imposed and collected by state and local public entities for the provision of essential services. MBIA Corp. seeks to avoid bond issues which entail excessive single project risk, over-capacity or customer contract disputes. MBIA Corp. engages primarily in insuring municipal bonds. As of December 31, 1997, of the $277.1 billion outstanding net par amount of obligations insured, $216.1 billion, or 78%, consisted of municipal bonds, $54.5 billion, or approximately 20%, consisted primarily of asset/mortgage-backed transactions and investor-owned utility obligations and $6.5 billion or approximately 2% consisted of transactions done in the international market.

     The table below shows the diversification by type of insurance written by MBIA Corp. in each of the last five years:

                   MBIA Corp. Net Par Amount by Bond Type (1)

Bond Type                                                      1993           1994            1995            1996             1997
                                                                                          (In millions)
Domestic
  Municipal
    General obligation                                       $11,952         $11,086         $10,127         $12,807         $13,722
    Health care                                                6,342           3,655           2,913           4,147           7,414
    Utilities                                                  9,293           4,858           5,018           6,731           6,868
    Transportation                                             3,419           1,747           2,624           3,146           6,009
    Special revenue                                            3,246           1,888           1,935           3,761           3,100
    Higher education                                           2,126           1,346           1,264           2,106           2,517
    Housing                                                      469             876           1,962           1,802           1,791
    Industrial development &
        pollution control revenue                              1,533           1,486           1,155             693             781
     Other                                                      --               575           1,240             401             421
                                                             -------         -------         -------         -------         -------
           Total Municipal                                    38,380          27,517          28,238          35,594          42,623
                                                             -------         -------         -------         -------         -------

  Structured Finance*                                          3,581           4,832           7,766          18,765          26,596

  Other                                                        1,548           1,355           1,289           4,603           3,567
                                                             -------         -------         -------         -------         -------
           Total Domestic                                    $43,509         $33,704         $37,293         $58,962         $72,786
                                                             -------         -------         -------         -------         -------

International
  Infrastructure                                                 190             243             591             788             947
  Structured Finance*                                           --               725             479             896             851
  Other                                                         --               980             444             765             385
                                                             -------         -------         -------         -------         -------
           Total International                                   190           1,948           1,514           2,449           2,183
                                                             -------         -------         -------         -------         -------

Total                                                        $43,699         $35,652         $38,807         $61,411         $74,969
                                                             =======         =======         =======         =======         =======

*    Asset/mortgage-backed

(1)  Par amount insured by year, net of reinsurance.

     MBIA Corp. is licensed to write business in all 50 states, the District of Columbia, Guam, the Northern Mariana Islands, the U.S. Virgin Islands, Puerto Rico, the Kingdom of Spain and the Republic of France. MBIA Illinois is licensed to write business in 48 states, the District of Columbia and Puerto Rico. MBIA Assurance is licensed to write business in France. The following table sets forth by geographic location in which MBIA Corp. has at least 2% of its total net par amount outstanding:

               MBIA Corp. Insured Portfolio By Geographic Location
                           as of December 31, 1997 (1)

                                       Number of             Net Par           % of Net
                                        Issues               Amount           Par Amount
Geographic Location                   Outstanding          Outstanding        Outstanding
                                                         (In billions)
California                               3,441               $ 35.2              12.7%
New York                                 4,961                 20.4               7.4
Florida                                  1,577                 17.9               6.5
Texas                                    2,086                 13.0               4.7
Pennsylvania                             2,209                 12.6               4.5
New Jersey                               1,859                 12.1               4.4
Illinois                                 1,191                 10.9               3.9
Massachusetts                            1,085                  8.2               3.0
Ohio                                     1,005                  7.1               2.6
Michigan                                 1,016                  6.0               2.2
All other states                        11,931                127.2              45.8
                                        ------               ------             -----
Total United States                     32,361                270.6              97.7

International                              207                  6.5               2.3
                                        ------               ------             -----
             Total                      32,568               $277.1             100.0%
                                                             ======             =====

----------
(1) Excludes IMC's $3.2 billion relating to municipal investment agreements guaranteed by MBIA Corp.

     MBIA Corp. has underwriting guidelines that limit the net insurance in force for any one insured credit. MBIA Corp. has not exceeded any applicable regulatory single-risk limit with respect to any bond issue insured by it. As of December 31, 1997, MBIA Corp.'s net par amount outstanding for its ten largest insured municipal credits totalled $12.1 billion, representing 4.4% of MBIA Corp.'s total net par amount outstanding, and for its ten largest structured finance credits, the net par outstanding was $10.1 billion, or 3.7% of the total.

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

     The following table indicates the percentage of net par outstanding with respect to each type of insured program:

                      MBIA Corp. Types of Insured Programs
                             as of December 31, 1997

                                                    Net Par           % Of Net
                                                     Amount          Par Amount
        Type of Program                           Outstanding        Outstanding
                                                 (in billions)

New issue                                             $244.0            88.0%
Secondary market issues
      Unit investment trusts                             4.9             1.8
      Mutual funds                                       2.2             0.8
      Other secondary market issues                     26.0             9.4
                                                      ------          ------
         Total                                        $277.1           100.0%
                                                      ======          ======

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

     Although MBIA Corp. has to date had only ten insured issues requiring claim payments for which it has not been fully reimbursed, there are nine additional insured issues for which case loss reserves have been established (see "Losses and Reserves" below). Other potential losses have been avoided through the early detection of problems and subsequent negotiations with the issuer and other parties involved. In a limited number of instances, the solution involved the restructuring of insured issues or underlying security arrangements. More often, MBIA Corp. utilizes a variety of other techniques to resolve problems, such as enforcement of covenants, assistance in resolving management problems and working with the issuer to develop potential political solutions. Issuers are under no obligation to restructure insured issues or underlying security arrangements in order to prevent losses. Moreover, MBIA Corp. is obligated to pay amounts equal to defaulted interest and principal payments on insured bonds on their respective due dates even if the issuer or other parties involved refuse to restructure or renegotiate the terms of the insured bonds or related security arrangements. The Company believes that early detection and continued involvement by the Insured Portfolio Management Group are crucial in avoiding or minimizing claims on insurance policies.

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

Investment Management Services

     Over the last seven years, the Company's investment management businesses have expanded their services to the public sector and added new revenue sources.

     MBIA-MISC provides cash management services and fixed-rate investment placement services directly to local governments and school districts. In addition, MBIA-MISC performs investment fund administration services for clients, which provide an additional source of revenue. AMMA provides investment and treasury management consulting services for municipal and quasi-public sector clients. Both MBIA-MISC and AMMA are Securities and Exchange Commission registered investment advisers. MBIA-MISC/AMMA operates in 20 states and the Commonwealth of Puerto Rico.

     IMC provides customized guaranteed investment agreements and flexible repurchase agreements for bond proceeds and other public funds. At year-end 1997, principal and accrued interest outstanding on investment agreements was $3.2 billion compared with 3.3 billion at year-end 1996.

     CMC provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and MBIA Corp.'s insurance related fixed-income investment portfolios, as well as third-party accounts. CMC assumed full management for MBIA Corp.'s insurance related fixed-income investment portfolios in 1996, which was previously managed externally. CMC is also a registered investment advisor.

Municipal Services

     MuniServices provides various consulting and administrative services to municipal clients through a network of subsidiaries.

     MTB offers tax revenue enhancement, compliance and collection services to public clients. Municipal Resources Consultants, acquired in early 1998, provides revenue enhancement and related information services to public sector clients.

     MBIA MuniFinancial, acquired in late 1997, provides municipalities in California and other neighboring states with debt administration, disclosure, arbitrage rebate and related services.

     MBIA & Associates Consulting, Inc., which was formed in 1997, has begun to provide strategic planning and management consulting to public sector clients.

Recent Developments

     In February, 1998, the Company acquired CapMAC Holdings Inc. ("Holdings"), in a stock-for-stock merger valued at approximately $536 million which was accounted for as a pooling of interests. Holdings, a Delaware corporation, is the sole stockholder of Capital Markets Assurance Corporation ("CapMAC"), CapMAC Financial Services, Inc. ("CFS"), and CapMAC Financial Services (Europe) Limited ("CFS (Europe)"), a subsidiary of CFS. Holdings is also a lead investor in CapMAC Asia Ltd. ("CapMAC Asia").

     The Company has begun to combine the businesses and operations of CapMAC and the Company and to eliminate certain redundant operations. As part of this process, the Company's business will be reorganized into three divisions; financial guarantees for municipal and corporate transactions, financial guarantees for asset-backed transactions and investment management and municipal services.

     CapMAC insures structured asset-backed, corporate, municipal and other financial obligations in the U.S. and international capital markets. CapMAC also provides financial guarantee reinsurance for structured asset-backed, corporate, municipal and other financial obligations written by other major insurance companies. CapMAC's claims-paying ability is rated triple-A by Moody's, S&P, Duff & Phelps Credit Rating Co. ("Duff & Phelps"), and Nippon Investors Service, Inc. ("Nippon"), a Japanese rating agency. CapMAC focuses on the asset-backed market while participating on a limited basis in selected transactions in the primary municipal market. As of December 31, 1997, obligations backed by consumer, trade and corporate receivables and other taxable obligations constituted approximately 95% of CapMAC's portfolio of insured obligations while municipal and government obligations constituted approximately 5%.

     CFS and CFS (Europe) provide advisory, consulting and structuring services to third parties. CFS also provides various services, including underwriting, reinsurance, marketing, data processing and other services to Holdings, CapMAC and CFS (Europe), in connection with the operation of the business.

     CapMAC Asia is a subsidiary of Holdings formed for the purpose of making investments in Asia in connection with Holding's strategy to expand its Asian structured finance business. Holdings currently owns 30.2% of the equity of CapMAC Asia. CapMAC Asia has invested its capital in Asia Credit Services (Pte) Ltd. ("Asia Services"), which owns all of the stock of Asian Securitization & Infrastructure Assurance (Pte) Ltd. ("ASIA Ltd."), a regional financial guarantee company located in Singapore, rated, at December 31, 1997, double-A by Duff & Phelps, single-A by S&P and double-A plus by Nippon. At December 31, 1997 and 1996, CapMAC Asia had a $33.8 million and $33.4 million investment in Asia Services, respectively, representing 33.33% of the outstanding shares of Asia Services. ASIA Ltd. was formed to provide guarantees of debt securities in the primary and secondary Asian fixed income capital markets. In January, 1998, S&P downgraded the credit ratings of certain Asian countries and of Asia Ltd. This had the effect of downgrading certain credits in CapMAC's insured portfolio and the reinsurance provided by Asia Ltd. to CapMAC is now being provided by a non-investment grade provider.

No insurance claims have yet arisen as a result of the activity in the Asian markets. (See page 54 of the Company's 1997 Annual Report to Shareholders - Note 22 to Consolidated Financial Statements.)

Competition

     The financial guarantee insurance business is highly competitive. In 1997 MBIA Corp. was the largest insurer of new issue long-term municipal bonds, accounting for 42% of the par amount of such insured bonds. The other principal insurers in 1997 were Ambac Assurance Corporation, Financial Guaranty Insurance Company and Financial Security Assurance Inc., all of which, like MBIA Corp., have Aaa and AAA claims-paying ratings from Moody's and S&P, respectively. According to Asset Sales Report, in 1997 MBIA Corp. was the leading insurer of new issue asset/mortgage-backed securities. The three principal competitors in this area in 1997 were CapMAC, Financial Security Assurance and Ambac Assurance Corporation.

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

     There are minimum capital requirements imposed on a financial guarantee insurer by Moody's and S&P to obtain Triple-A claims-paying ratings. Also, under a New York law, multi-line insurers are prohibited from writing financial guarantee insurance in New York State, except during a transitional period which, subject to certain specific conditions, expired in May 1997. See "Business--Regulation." However, there can be no assurance that major multi-line insurers or other financial institutions will not participate in financial guarantee insurance in the future, either directly or through monoline subsidiaries.

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

     As of December 31, 1997, MBIA Corp. retained approximately 88% of the gross debt service outstanding of all transactions insured by it, MBIA Assurance and MBIA Illinois, and ceded approximately 12% to treaty and facultative reinsurers. MBIA Corp.'s and MBIA Illinois' principal reinsurers are Capital Re Management Corporation, Enhance Reinsurance Company, Capital Mortgage Reinsurance Company, Axa Re Finance and Asset Guaranty Reinsurance Co. The first two of these reinsurers, whose claims-paying ability is rated Triple-A by S&P and Moody's, reinsured approximately 60% of the total ceded insurance in force at December 31, 1997. The other principal reinsurers are rated AA by S&P. All other reinsurers reinsured less than 5% of the total ceded insurance in force at December 31, 1997 and are diversified geographically and by lines of insurance written. MBIA Corp.'s net retention on the policies it writes varies from time to time depending on its own business needs and the capacity available in the reinsurance market. The amounts of reinsurance ceded at December 31, 1997 and 1996 by bond type and by geographic location are set forth in Note 15 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

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


     For 1997, approximately 66% of the Company's net income was derived from after-tax earnings on its investment portfolio (excluding the amounts earned on investment agreement assets which are recorded as a component of investment management services revenues). The following table sets forth investment income and related data for the years ended December 31, 1995, 1996 and 1997:


                      Investment Income of the Company (1)

                                                   1995          1996          1997
                                                            (In thousands)

Investment income before expenses (2)            $222,704      $250,415      $284,591
Investment expenses                                 2,846         2,854         3,132
                                                 --------      --------      --------
Net investment income before income taxes         219,858       247,561       281,459
Net realized gains                                 11,312       11, 740        17,478
                                                 --------      --------      --------
Total investment income before income taxes      $231,170      $259,301      $298,937
                                                 ========      ========      ========
Total investment income after income taxes       $196,269      $219,798      $247,233
                                                 ========      ========      ========

----------

(l) Excludes investment income and realized gains and losses from investment management services.
(2)  Includes taxable and tax-exempt interest income.

     The tables below set forth the composition of the Company's investment portfolios. The weighted average yields in the tables reflect the nominal yield on book value as of December 31, 1997, 1996 and 1995.

                      Investment Portfolio by Security Type
                             as of December 31, 1997

                                                                                                            Investment
                                                                        Insurance                      Management Services
                                                                                  Weighted                               Weighted
                                                            Fair Value             Average       Fair Value               Average
Investment Category                                       (in thousands)          Yield (1)    (in thousands)            Yield (1)

Fixed income investments:
   Long-term bonds:
      Taxable bonds:
          U.S. Treasury & Agency obligations              $     394,703             6.90%      $   1,106,396               6.08%
          GNMAs                                                 118,670             7.23             105,865               6.91
          Other mortgage & asset backed securities              157,363             6.49             726,126               6.03
          Corporate obligations                                 819,944             6.40             691,252               6.49
          Foreign obligations (2)                               165,506             6.27             300,232               6.73
                                                          -------------                         ------------
            Total                                             1,656,186                            2,929,871               6.26
                                                          -------------                         ------------
      Tax-exempt bonds:
          State & municipal                                   3,211,068             7.29                --
                                                          -------------                         ------------
            Total long-term investments                       4,867,254             7.04           2,929,871               6.26
      Short-term investments (3)                                245,029             5.11             411,523               5.73
                                                          -------------                         ------------
            Total fixed income investments                    5,112,283             6.95%          3,341,394               6.19%
Other investments (4)                                            16,802               --                  --                 --
                                                          -------------                         ------------
            Total investments                             $   5,129,085               --        $  3,341,394                 --
                                                          =============                         ============

----------
(1) Prospective market yields as of December 31, 1997. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.
(2)  Consists of U.S. demonimated foreign government and corporate securities.
(3) Taxable and tax-exempt investments, including bonds with a remaining maturity of less than one year.
(4) Consists of equity investments and other fixed income investments; yield information not meaningful.

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

Fixed income investments:
   Long-term bonds:
      Taxable bonds:
        U.S. Treasury & Agency obligations              $  340,397             7.30%             $1,121,511             6.32%
        GNMAs                                               71,080             7.62                  71,315             7.35
        Other mortgage & asset backed securities           125,382             7.14                 767,271             5.92
        Corporate obligations                              468,386             6.78                 706,574             6.82
        Foreign obligations (2)                            152,392             6.87                 182,885             7.37
                                                        ----------                               ----------
        Total                                            1,157,637             7.04               2,849,556             6.43
      Tax-exempt bonds:
        State & municipal                                2,992,063             8.03                      --               --
                                                        ----------                               ----------
        Total long-term investments                      4,149,700             7.76               2,849,556             6.43
   Short-term investments (3)                              176,088             5.96                 443,742             5.65
                                                        ----------                               ----------
        Total fixed income investments                   4,325,788             7.69%              3,293,298             6.33%
Other investments (4)                                       14,851               --                      --               --
                                                        ----------                               ----------
        Total investments                               $4,340,639               --              $3,293,298               --
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
Fixed income investments:
   Long-term bonds:
      Taxable bonds:
        U.S. Treasury &  Agency obligations            $   265,209             6.82%             $1,028,805             5.90%
        GNMAs                                               58,853             7.07                 141,957             7.01
        Other mortgage & asset backed securities           137,542             6.71                 702,144             5.58
        Corporate obligations                              366,076             6.12                 520,236             6.29
        Foreign obligations (2)                             98,620             6.08                 122,692             6.86
                                                       -----------                               ----------
        Total                                              926,300             6.46               2,515,834             6.00
      Tax-exempt bonds:
        State & municipal                                2,726,321             7.76                     ---               --
                                                       -----------                               ----------
        Total long-term investments                      3,652,621             7.44               2,515,834             6.00
   Short-term investments (3)                              198,035             6.49                 226,792             5.48
                                                       -----------                               ----------
        Total fixed income investments                   3,850,656             7.39%              2,742,626             5.96%
Other investments (4)                                       14,064               --                     ---               --
                                                       -----------                               ----------
        Total investments                              $ 3,864,720               --              $2,742,626               --
                                                       ===========                               ==========

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

     The average maturity of the insurance fixed income portfolio excluding short-term investments as of December 31, 1997 was 10.1 years. After allowing for estimated principal pre-payments on mortgage pass-through securities, the duration of the portfolio was 6.3 years.

     The table below sets forth the distribution by maturity of the Company's consolidated fixed income investments:

                      Fixed Income Investments by Maturity
                             as of December 31, 1997

                                                                                                             Investment
                                                                    Insurance                           Management Services
                          Maturity                        Fair Value          % of Total           Fair Value        % of Total
                                                        (In thousands)       Fixed Income        (In thousands)      Fixed Income
                                                                             Investments                             Investments
         Within 1 year                                    $  245,029             4.8%             $  411,523              12.3%
         Beyond 1 year but within 5 years                    753,051            14.7                 872,651              26.1
         Beyond 5 years but within 10 years                1,734,760            33.9                 563,945              16.9
         Beyond 10 years but within 15 years               1,050,596            20.6                 211,443               6.3
         Beyond 15 years but within 20 years               1,032,227            20.2                 402,519              12.1
         Beyond 20 years                                     296,620             5.8                 879,313              26.3
                                                          ----------          ------              ----------            ------
         Total fixed income investments                   $5,112,283           100.0%             $3,341,394             100.0%
                                                          ==========                              ==========

     The quality distribution of the Company's fixed income investments based on ratings of Moody's was as shown in the table below:


                 Fixed Income Investments by Quality Rating (1)
                             as of December 31, 1997

                                                                                                      Investment
                                                 Insurance                                        Management Services
                                     Fair Value              % of Total                 Fair Value                % of Total
                                   (In thousands)           Fixed Income              (In thousands)            Fixed Income
        Quality Rating                                      Investments                                          Investments

        Aaa                          $2,573,635                 51.4%                   $2,165,153                  66.2%
        Aa                            1,085,147                 21.7                       290,676                   8.9
        A                             1,101,553                 22.0                       767,243                  23.4
        Baa                             245,655                  4.9                        49,964                   1.5
                                     ----------                -----                    ----------                 -----
                                     $5,005,990                100.0%                   $3,273,036                 100.0%
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

     MBIA Corp. is licensed to provide financial guarantee insurance under
Article 69 of the New York Insurance Law. Article 69 defines financial guarantee insurance to include any guarantee under which loss is payable upon proof of occurrence of financial loss to an insured as a result of certain events. These events include the failure of any obligor on or any issuer of any debt instrument or other monetary obligation to pay principal, interest, premium, dividend or purchase price of or on such instrument or obligation, when due. Under Article 69, MBIA Corp. is licensed to transact financial guarantee insurance, surety insurance and credit insurance and such other kinds of business to the extent necessarily or properly incidental to the kinds of insurance which MBIA Corp. is authorized to transact. In addition, MBIA Corp. is empowered to assume or reinsure the kinds of insurance described above.

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

     The laws of New York and Illinois regulate the payment of dividends by MBIA Corp. and MBIA Illinois, respectively, and provide that a New York domestic stock property/casualty insurance company (such as MBIA Corp.) or an Illinois domestic stock insurance company (such as MBIA Illinois) may not declare or distribute dividends except out of statutory earned surplus. In the case of MBIA Corp., New York law provides that the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders' surplus, as shown by the most recent statutory financial statement on file with the New York Insurance Department, and (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent of Insurance approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings. See Note 11 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries. In the case of MBIA Illinois, Illinois law provides that the fair market value of the dividend to be declared, together with other dividends declared or distributed during the preceding 12-month period, may not exceed the greater of (a) 10% of policyholders' surplus as of the previous December 31, and (b) net income during the previous calendar year (which does not include pro rata distributions of any class of the Company's own securities) without the approval of the Illinois Director of Insurance. The foregoing restrictions are currently the most restrictive limitations on the ability of MBIA Corp. and MBIA Illinois to declare and pay dividends.

     The foregoing dividend limitations are determined in accordance with Statutory Accounting Practices ("SAP"), which generally produce statutory earnings in amounts less than earnings computed in accordance with Generally Accepted Accounting Principles ("GAAP"). Similarly, policyholders' surplus, computed on a SAP basis, will normally be less than net worth computed on a GAAP basis. See Note 4 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

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

     To the extent that specific insured issues are identified as currently or likely to be in default, the present value of the expected payments, including costs of settlement, net of expected recoveries, is allocated within the total loss reserve as a case basis reserve. At December 31, 1997, $24.9 million of the $78.9 million reserve for loss and loss adjustment expense represents case basis reserves, of which $18.9 million is attributable to a health care financing in Pennsylvania. The remaining case basis reserves represent various housing financings and structured finance transactions, the largest of which is $3.9 million.

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

SAP Ratios

     The financial statements in this Form 10-K are prepared on the basis of GAAP. For reporting to state regulatory authorities, SAP is used. See Note 4 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

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

                                                  Years Ended December 31,
                                             1994      1995      1996      1997
MBIA Corp.
   Loss ratio                                 9.8%      0.4%      2.0%      1.5%
   Expense ratio                             22.9      20.6      17.6      16.7
   Combined ratio                            32.7      21.0      19.6      18.2
Financial guarantee industry (1)
   Loss ratio                                11.3%      5.3%      4.9%        *
   Expense ratio                             36.3      32.7      31.6         *
   Combined ratio                            47.6      38.0      36.5         *

----------
(1) Industry statistics were taken from the 1996 Annual Report of the Association of Financial Guaranty Insurors.
*    Not Available.

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

           Net insurance in force, qualified statutory capital (which is comprised of policyholders' surplus and the contingency reserve), and policyholders' leverage ratios for MBIA Corp. and for the financial guarantee industry are shown in the table below:

                                                                      As of December 31,
                                                1994               1995                1996                1997
                                                                    (Dollars in millions)
MBIA Corp.
   Net insurance in force                      $304,502           $344,037            $411,106           $482,653
   Qualified statutory capital                    1,731              2,018               2,360              2,854
   Policyholders' leverage ratio                  176:1              171:1               174:1              169:1
Financial guarantee industry (1)
   Net insurance in force                      $785,126           $895,559          $1,076,821               *
   Qualified statutory capital                    5,807              6,495               7,350               *
   Policyholders' leverage ratio                  135:1              138:1               147:1               *

----------
(1) Industry statistics were taken from the 1996 Annual Report of the Association of Financial Guaranty Insurors.
*    Not Available.

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

     In 1993, MBIA Corp. had financial ratio values within the NAIC test ranges for all ratios except loss-related ratios. MBIA Corp. fell below the NAIC test range values of 0% to +25% for the three loss reserve development ratios due to the reduction in expected losses related to salvage. In 1994 and 1995, MBIA Corp. had financial ratio values within the NAIC test ranges for all ratios. In 1996, MBIA Corp. had financial ratio values within the usual values established by the NAIC for all of the applicable financial ratio tests with the exception of the test that measures the change in net premium written. For the year ended December 31, 1996, the growth in net premiums written equaled NAIC test range values of -33% to +33% due to a favorable business environment marked by a strong demand for insurance. In 1997, MBIA Corp. had financial ratio values within the NAIC test ranges for all ratios.

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

Credit Agreement

     MBIA Corp. entered into a Credit Agreement, dated as of December 29, 1989, which has been amended from time to time (the "Credit Agreement") with Credit Suisse, New York Branch ("Credit Suisse") to provide MBIA Corp. with an unconditional, irrevocable line of credit. The Credit Agreement was amended and restated by the Second Restated Credit Agreement, dated as of October 1, 1997 among MBIA Corp., Credit Suisse, as Administrative Agent and a consortium of highly rated banks. The line of credit is available to be drawn upon by MBIA Corp., in an amount up to $825 million, after MBIA Corp. has incurred, during the period commencing October 1, 1997 and ending September 30, 2004, cumulative losses (net of any recoveries) in excess of the greater of $825 million or 4.00% of average annual debt service. The obligation to repay loans made under the Credit Agreement is a limited recourse obligation of MBIA Corp. payable solely from, and secured by a pledge of, recoveries realized on defaulted insured obligations, from certain pledged installment premiums and other collateral. Borrowings under the Credit Agreement are repayable on the expiration date of the Credit Agreement. The current expiration date of the Credit Agreement is September 30, 2004, subject to annual extensions under certain circumstances. The Credit Agreement contains covenants that, among other things, restrict MBIA Corp.'s ability to encumber assets or merge or consolidate with another entity.

Employees

     As of March 26, 1998, the Company had 887 employees. No employee is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.


Executive Officers

     The executive officers of the Company and their present ages and positions with the Company are set forth below.

Name                   Age     Position and Term of Office
----                   ---     ---------------------------
David H. Elliott       56      Chairman and Chief Executive Officer (officer since 1986)
Richard L. Weill       55      Vice Chairman (officer since 1989)
Neil G. Budnick        43      President, Public and Corporate Finance Division
                               (officer since 1992)
John B. Caouette       53      President, Structured Finance Division
                               (officer since February, 1998)

Gary C. Dunton         42      President, Investment Management and Financial Services Division
                               (officer since January, 1998)
Louis G. Lenzi         49      General Counsel and Secretary (officer since 1986)
Kevin D. Silva         44      Senior Vice President (officer since 1995)
Julliette S. Tehrani   51      Executive Vice President, Chief Financial Officer
                               and Treasurer (officer since 1987)


           David H. Elliott is Chairman and Chief Executive Officer of the Company and of MBIA Corp. From 1986 to 1991, he served as the President and Chief Operating Officer of the Company and MBIA Corp. He is a director of MBIA Corp. and was the President of the Association from 1976 to 1980 and from 1982 through 1986.

     Richard L. Weill is Vice Chairman of the Company, President of MBIA Corp. and a director of MBIA Corp. From 1989 through 1991, Mr. Weill was General Counsel and Corporate Secretary of the Company. Mr. Weill was previously a partner with the law firm of Kutak Rock, with which he had been associated from 1969 to 1989.

     Kevin D. Silva is Senior Vice President of the Company and MBIA Corp. and a director of MBIA Corp. He has been in charge of the Management Services Division of MBIA Corp. since joining the Company in late 1995.

     Neil G. Budnick is President, Public and Corporate Finance Division of the Company and MBIA Corp. and a director of MBIA Corp. Mr. Budnick has been involved in the insurance operations area of MBIA Corp. since joining the Company in 1983.

     John B. Caouette is President, Structured Finance Division of the Company and MBIA Corp. and a director of MBIA Corp. Mr. Caouette was, until February 1998, the Chairman and Chief Executive Officer of CapMAC Holdings Inc.

     Gary C. Dunton is President, Investment Management and Financial Services Division of the Company and MBIA Corp. and a director of MBIA Corp. Mr. Dunton was, prior to joining the Company as an officer, a director of the Company and President of the Family and Business Insurance Group, USF&G Insurance

     Louis G. Lenzi is General Counsel and Secretary of the Company and MBIA Corp. He is also a director of MBIA Corp. Mr. Lenzi has held various legal positions within the Company and MBIA Corp. since July of 1984.

     Julliette S. Tehrani is Executive Vice President, Chief Financial Officer and Treasurer of the Company and of MBIA Corp. and a director of MBIA Corp. From 1986 to 1995, Ms. Tehrani held the position of Senior Vice President and Controller. Ms. Tehrani has held various positions in the Company's Finance Division since 1978.

Item 2. Properties

     MBIA Corp. owns the 157,500 square foot office building on approximately
15.5 acres of property in Armonk, New York, in which the Company and MBIA Corp. have their headquarters. The Company also has rental space in New York, New York, San Francisco, California, Paris, France, Madrid, Spain and Sydney, Australia. The Company believes that these facilities are is adequate and suitable for its current needs.

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

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     The information concerning the market for the Company's Common Stock and certain information concerning dividends appears under the heading "Shareholder Information" on the inside back cover of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference. As of March 26, 1998, there were 462 shareholders of record of the Company's Common Stock. The information concerning dividends on the Company's Common Stock is under "Business - Regulation" in this report.

Item 6. Selected Financial Data

     The information under the heading "Selected Financial and Statistical Data" as set forth on pages 28-29 of the Company's 1997 Annual Report to Shareholders is incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth on pages 30-35 of the Company's 1997 Annual Report to Shareholders is incorporated by reference.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements of the Company, the Report of Independent Accountants thereon by Coopers & Lybrand L.L.P. and the unaudited "Quarterly Financial Information" are set forth on pages 36-54 of the Company's 1997 Annual Report to Shareholders and are incorporated by reference.

Item 9. Disagreements on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding directors is set forth under "Election of Directors" in the Company's Proxy Statement, dated March 30, 1998, which is incorporated by reference.

     Information regarding executive officers is set forth under Item 1, "Business - Executive Officers," in this report.

Item 11. Executive Compensation

     Information regarding compensation of the Company's executive officers is set forth under "Compensation of Executive Officers" in the Company's Proxy Statement, dated March 30, 1998, which is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management is set forth under "Election of Directors" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement, dated March 30, 1998, which is incorporated by reference.


Item 13. Certain Relationships and Related Transactions

     Information regarding relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated March 30, 1998, which is incorporated by reference.

                                     PART IV
Item 14.

          (a) Financial Statements and Financial Statement Schedules and
          Exhibits.

     1.   Financial Statements

     MBIA Inc. has incorporated by reference from the 1997 Annual Report to Shareholders the following consolidated financial statements of the Company:

                                                                 Annual Report to Shareholders
                                                                            Page(s)
     MBIA INC. AND SUBSIDIARIES
     Report of independent accountants.                                       36
     Consolidated statements of income for the years ended                    37
     December 31, 1997, 1996 and 1995.
     Consolidated balance sheets as of  December 31, 1997 and                 38
     1996.
     Consolidated statements of changes in shareholders'                      39
     equity for the years ended December 31, 1997, 1996 and
     1995.
     Consolidated statements of cash flows for the years                      40
     ended December 31, 1997, 1996 and 1995.
     Notes to consolidated financial statements.                             41-54


     2.   Financial Statement Schedules

          The following financial statement schedules are filed as part of this report.

     Schedule         Title
     --------         -----

     I Summary of investments, other than investments in related parties, as of December 31, 1997.
     II Condensed financial information of Registrant for December 31, 1997, 1996 and 1995.
     IV             Reinsurance for the years ended December 31, 1997, 1996 and
                    1995.

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

     10. Material Contracts

     10.01. Reinsurance Agreements, each dated as of December 30, 1986, between the Company and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, Aetna Insurance Company and The Continental Insurance Company, incorporated by reference to Exhibit 10.09 to the 1987 S-1.

     10.02. Reinsurance Assumption Agreements, each dated as of December 30, 1986, among the Company, Municipal Bond Investors Assurance Corporation ("MBIA Corp.") and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, Aetna Insurance Company and The Continental Insurance Company, incorporated by reference to Exhibit 10.10 to the 1987 S- 1.

     10.03. Endorsement No. 1 to the December 30, 1986 Reinsurance Agreements, dated as of July 1, 1987, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, Aetna Insurance Company and The Continental Insurance Company, incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (Comm. File No. 1-9583) (the "1987 10-K").

     10.04. Endorsement No. 2 to the December 30, 1986 Reinsurance Agreements, dated as of October 1, 1987, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, Aetna Insurance Company and The Continental Insurance Company, incorporated by reference to Exhibit
10.35 to the 1987 10-K.

     10.05. Endorsement No. 3 to the December 30, 1986 Reinsurance Agreements, dated as of December 31, 1987, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Comm. File No. 1-9583) (the "1989 10K")

     10.06. Endorsement No. 4 to the December 30, 1986 Reinsurance Agreements, dated as of January 1, 1988, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.07 to the 1989 10-K.

     10.07. Endorsement No. 5 to the December 30, 1986 Reinsurance Agreements, dated as of January 1, 1988, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.08 to the 1989 10-K.

     10.08. Endorsement No. 6 to the December 30, 1986 Reinsurance Agreements, dated as of January 1, 1988, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.09 to the 1989 10-K.

     10.09. Endorsement No. 7 to the December 30, 1986 Reinsurance Agreements, effective September 30, 1989, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.10 to the 1989 10-K.

     10.10. Restated Management Agreement, dated as of January 5, 1987, between MISC and Municipal Bond Insurance Association (the "Association"), as further amended by Supplement to the Restated Management Agreement, dated September 30, 1989, incorporated by reference to Exhibit 10.16 to the 1989 10-K.

as amended by Second Amendment and Restatement of Management Agreement, dated as of August 31, 1993, incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Comm. File No. 1-9583) (the "1993 10-K").

     10.11. License Agreement, dated as of December 30, 1986, between the Company and the Association, incorporated by reference to Exhibit 10.15 to the 1987 S-l.

     10.12. MBIA Inc. 1987 Stock Option Plan, incorporated by reference to
Exhibit 10.13 to the 1987 S-1.

     10.13. MBIA Inc. Deferred Compensation and Excess Benefit Plan, incorporated by reference to Exhibit 10.16 to the 1988 10-K, as amended as of July 22, 1992, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Comm. File No. 1-9583) (the "1992 10-K").

     10.14. MBIA Inc. Employees Pension Plan, amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.28 of the Company's Amendment No. 1 to the 1987 S-1, as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.18 to the 1991 10-K, as further amended and restated effective January 1, 1994, incorporated by reference to Exhibit 10.16 to the 1994 10-K.

     10.15. MBIA Inc. Employees Profit Sharing Plan, as amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the 1987 S-1, as further amended by Amendment dated December 8, 1988, incorporated by reference to Exhibit 10.21 to the 1989 10-K, as further amended and restated as of December 12, 1991, incorporated by reference to
Exhibit 10.19 to the 1991 10-K, as further amended and restated as of May 7, 1992, incorporated by reference to Exhibit 10.17 to the 1992 10K, as further amended and restated effective January 1, 1994, incorporated by reference to
Exhibit 10.17 to the 1994 10-K.

     10.16. MBIA Corp. Split Dollar Life Insurance Plan, dated as of February 9, 1988, issued by Aetna Life Insurance and Annuity Company, incorporated by reference to Exhibit 10.23 to the 1989 10-K.

     10.17. Stock Option Agreement, dated as of March 2, 1987, between the Company and David H. Elliott, incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the 1987 S-1.

     10.18. Indemnification Agreement, dated as of January 5, 1987, among MISC, The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, The Travelers Indemnity Company, Aetna Insurance Company, The Continental Insurance Company and the Company, incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the 1987 S-l.

     10.19. Amended and Restated Shareholders' Agreement, dated as of May 21, 1987, among the Company, Aetna Life and Casualty Company, The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Guaranty Holdings, Inc., Aetna Insurance Company, The Continental Insurance Company and The Fidelity and Casualty Company of New York, incorporated by reference to Exhibit 10.30 to Amendment No. I to the 1987 S-1, as amended by Amendment No. 1 to the Amended and Restated Shareholders' Agreement, dated as of April 1, 1989, as amended by Amendment No. 2 to the Amended and Restated Shareholders' Agreement, dated November 21, 1989, incorporated by reference to Exhibit 10.41 to the 1989 10-K, as amended by Amendment No. 3 to the Amended and Restated Shareholders' Agreement, dated as of November 30, 1990, incorporated by reference to Exhibit
10.28 to the 1990 10-K and as amended by Amendment No. 4 to the Amended and Restated Shareholders' Agreement, dated as of September 30, 1991, incorporated by reference to Exhibit 10.28 to the 1991 10-K.

     10.20. Surety Bond, dated December 28, 1989, issued by MBIA Corp. to Citibank, N.A. with regard to the payment obligations of Continental Insurance Company (the "Continental Surety Bond"), incorporated by reference to Exhibit
10.62 to the 1989 10-K.

     10.21. The Fiscal Agency Agreement, dated December 27, 1989, between MBIA Corp. and Citibank, N.A., with regard to the Continental Surety Bond, incorporated by reference to Exhibit 10.63 to the 1989 10-K.

     10.22. Surety Bond, dated December 28, 1989, issued by MBIA Corp. to Citibank, N.A. with regard to the payment obligations of CIGNA Property and Casualty Insurance Company (the "CIGNA Surety Bond"), incorporated by reference to Exhibit 10.64 to the 1989 10-K.

     10.23. Fiscal Agency Agreement, dated December 27, 1989, between MBIA Corp. and Citibank, N.A., with regard to the CIGNA Surety Bond, incorporated by reference to Exhibit 10.65 to the 1989 10-K.

     10.24. Amended and Restated Tax Allocation Agreement, dated as of January 1, 1990, between the Company and MBIA Corp., incorporated by reference to
Exhibit 10.66 to the 1989 10-K.

     10.25. Endorsement No. 8 to the December 30, 1986 Reinsurance Agreements, effective June 30, 1988, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Comm. File No. 1-9583) (the "1990 10 K").

     10.26. Endorsement No. 9 to the December 30, 1986 Reinsurance Agreements, effective December 31, 1988, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.52 to the 1990 10-K.

     10.27. Endorsement No. 10 to the December 30, 1986 Reinsurance Agreements, effective January 1, 1990, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.53 to the 1990 10-K.

     10.28. Reinsurance Agreement, dated as of December 31, 1990, between MBIA Corp. and Bond Investors Guaranty Insurance Company, incorporated by reference to Exhibit 10.54 to the 1990 10-K.

     10.29. Surety Bond, dated August 24, 1990, issued by MBIA Corp. to Citibank, N.A. with regard to the payment obligations of The Travelers Indemnity Company (the "Travelers Surety Bond"), incorporated by reference to Exhibit
10.59 to the 1990 10-K.

     10.30. Insurer Fiscal Agency Agreement, dated August 24, 1990, between MBIA Corp. and Citibank, N.A. with regard to the Travelers Surety Bond, incorporated by reference to Exhibit 10.60 to the 1990 10-K.

     10.31. Surety Bond, dated April 5, 1991, issued by MBIA Corp. to Citibank, N.A. with regard to the payment obligations of The Aetna Casualty and Surety Company (the "Aetna Surety Bond"), incorporated by reference to Exhibit 10.73 to the 1991 10-K.

     10.32. The Fiscal Agency Agreement, dated April 5, 1991, between MBIA Corp. and Citibank, N.A. with regard to the Aetna Surety Bond, incorporated by reference to Exhibit 10.74 to the 1991 10-K.

     10.33. Revolving Credit Agreement, dated as of February 15, 1991, between the Company and Credit Suisse, New York Branch, incorporated by reference to
Exhibit 10.76 to the 1991 10-K, as amended by the First Amendment to Revolving Credit Agreement, dated as of September 30, 1992, incorporated by reference to
Exhibit 10.61 to the 1992 10-K, as further amended by the Second Amendment to Revolving Credit Agreement, dated as of September 30, 1994, incorporated by reference to Exhibit 10.48 to the 1994 10-K, as further amended by the Third Amendment to Revolving Credit Agreement, dated as of May 23, 1996, incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996 (Comm. File No. 1-9583) (the "1996 10-K").

     10.34. Rights Agreement, dated as of December 12, 1991, between the Company and Mellon Bank, N.A., incorporated by reference to the Company's Current Report on Form 8-K, filed on December 31, 1991, incorporated by reference to Exhibit
10.62 to the 1993 10-K, as amended by Amendment to Rights Agreement, dated as of October 24, 1994, incorporated by reference to Exhibit 10.49 to the 1994 10-K.

     10.35. Owner/Contractor Agreement, dated as of June 1, 1991, between MBIA Corp. and Trafalgar House Construction Management, Inc., incorporated by reference to Exhibit 10.77 to the 1991 10-K.

     10.36. Trust Agreement, dated as of December 31, 1991, between MBIA Corp. and Fidelity Management Trust Company, incorporated by reference to Exhibit
10.64 to the 1992 10-K, as amended by the Amendment to Trust Agreement, dated as of April 1, 1993, incorporated by reference to Exhibit 10.64 to the 1993 10-K, as amended by First Amendment to Trust Agreement, dated as of January 21, 1992, as further amended by Second Amendment to Trust Agreement, dated as of March 5, 1992, as further amended by Third Amendment to Trust Agreement, dated as of April 1, 1993, as further amended by the Fourth Amendment to Trust Agreement, dated as of July 1, 1995, incorporated by reference to Exhibit 10.47 to the 1995 10-K, as amended by Fifth Amendment to Trust Agreement, dated as of November 1, 1995, as further amended by Sixth Amendment to Trust Agreement, dated as of January 1, 1996, incorporated by reference to Exhibit 10.46 to the 1996 10-K, further amended by Seventh Amendment to Trust Agreement, dated as of October 15, 1997.

     10.37. MBIA Inc. Employees Change of Control Benefits Plan, effective as of January 1, 1992, incorporated by reference to Exhibit 10.65 to the 1992 10-K.

     10.38. Endorsements to the December 30, 1986 Reinsurance Agreements (i) Nos. 11 and 12, both effective June 30, 1992; (ii) No. 14, effective November 30, 1990; and (iii) No. 16, effective September 30, 1992, each, between the Company (except with respect to No. 14 which was subsequently assumed by MBIA Corp.) and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company), the Continental Insurance Company, incorporated by reference to Exhibit 10.69 to the 1992 10-K.

     10.39. Surety Bond, dated October 15, 1992, issued by MBIA Corp. to Citibank, N.A. with regard to the payment obligations of Fireman's Fund Insurance Company (the "Fireman's Surety Bond"), incorporated by reference to
Exhibit 10.70 to the 1992 10-K.

     10.40. Fiscal Agency Agreement, dated October 15, 1992, between MBIA Corp. and Citibank, N.A. with regard to the Fireman's Surety Bond, incorporated by reference to Exhibit 10.71 to the 1992 10-K.

     10.41. Indenture, dated as of August 1, 1990, between MBIA Inc. and The First National Bank of Chicago, Trustee, incorporated by reference to Exhibit
10.72 to the 1992 10-K.

     10.42. Reinsurance Agreement. dated as of August 31, 1993, between The Travelers Indemnity Company and MBIA Corp., incorporated by reference to Exhibit
10.73 to the 1993 10-K.

     10.43. Endorsement No. 15 to the December 30, 1986 Reinsurance Agreements, effective January 1, 1992, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.74 to the 1993 10-K.

     10.44. Endorsement No. 17 to the December 30, 1986 Reinsurance Agreements, effective January 1, 1993, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.75 to the 1993 10-K.

     10.45. Endorsement No. 18 to the December 30, 1986 Reinsurance Agreements, effective April 1, 1993, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, incorporated by reference to Exhibit 10.76 to the 1993 10-K.

     10.46. First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December

31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit
10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994, incorporated by reference to
Exhibit 10.63 to the 1994 10-K, as further amended by the Second Amendment to the First Restated Credit Agreement, dated as of January 1, 1996, and as further amended by the Third Amendment to the First Restated Credit Agreement, dated as of October 1, 1996, incorporated by reference to Exhibit 10.57 to the 1996 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of October 1, 1997.

     10.47. Net Worth Maintenance Agreement, dated as of November 1, 1991, between MBIA Corp. and MBIA Assurance S.A., as amended by Amendment to Net Worth Agreement, dated as of November 1, 1991, incorporated by reference to Exhibit
10.79 to the 1993 10-K.

     10.48. Reinsurance Agreement, dated as of January 1, 1993, between MBIA Assurance S.A. and MBIA Corp., incorporated by reference to Exhibit 10.80 to the 1993 10-K.

     10.49. Credit Agreement, dated as of August 31, 1994, among Municipal Bond Investors Assurance Corporation, the Company, Wachovia Bank of Georgia, N.A., Banco Santander, The Sumitomo Bank, Ltd., New York Branch, The Chase Manhattan Bank, N.A., Commerzbank Aktiengesellschaft, The Industrial Bank of Japan, Limited New York Branch and NBD Bank, N.A., and as further amended by the First Amendment to Credit Agreement, dated as of October 14, 1994, incorporated by reference to Exhibit 10.66 to the 1994 10-K, as amended by the Second Amendment to Credit Agreement, dated as of October 31, 1995, incorporated by reference to
Exhibit 10.61 to the 1995 10-K.

     10.50. Endorsement No. 13 to the December 30, 1986 Reinsurance Agreements, effective December 1, 1990, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, dated as of March, 1993, incorporated by reference to Exhibit 10.67 to the 1994 10-K.

     10.51. Endorsement No. 16 to the December 30, 1986 Reinsurance Agreements, effective September 30, 1992, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, dated as of February 28, 1993, incorporated by reference to Exhibit 10.68 to the 1994 10-K.

     10.52. Endorsement No. 19 to the December 30, 1986 Reinsurance Agreements, effective October 1, 1993, between MBIA Corp. and each of The Aetna Casualty and Surety Company, Fireman's Fund Insurance Company, CIGNA Property and Casualty Insurance Company (formerly Aetna Insurance Company) and The Continental Insurance Company, dated as of June 30, 1994, incorporated by reference to
Exhibit 10.69 to the 1994 10-K.

     10.53. Investment Services Agreement, effective as of April 28, 1995, between MBIA Insurance Corporation and MBIA Securities Corp., as amended by Amendment No. 1, dated as of December 29, 1995, incorporated by reference to
Exhibit 10.65 to the 1995 10-K, as further amended by Amendment No. 2 to Investment Services Agreement, dated January 14, 1997.

     10.54. Investment Services Agreement, effective January 2, 1996, between MBIA Insurance Corp. of Illinois and MBIA Securities Corp., incorporated by reference to Exhibit 10.66 to the 1995 10-K.

     10.55. MBIA Inc. 1996 Incentive Plan, effective as of January 1, 1996, incorporated by reference to Exhibit 10.70 to the 1995 10-K.

     10.56. MBIA Inc. 1996 Directors Stock Unit Plan, effective as of December 4, 1996, incorporated by reference to Exhibit 10.70 to the 1996 10-K.

     10.57. Agreement and Plan of Merger among the Company, CMA Acquisition Corporation and CapMAC Holdings Inc. ("CapMAC"), dated as of November 13, 1997, incorporated by reference to the Company's Form S-4 (Reg. No. 333-41633) filed on December 5, 1997.

     10.58. Amendment No. 1 to Agreement and Plan of Merger among the Company, CMA Acquisition Corporation and CapMAC Holdings Inc. ("CapMAC"), dated January 16, 1998, incorporated by reference to the Company's Post Effective Amendment No. 1 to Form S-4 (Reg. No. 333-41633) filed on January 21, 1998.

     10.59. Employment Agreement, dated as of June 25, 1992, between CapMAC Acquisition Corp. and John B. Caouette, incorporated by reference to Exhibit
10.7 of CapMAC's Registration Statement on Form S-1 (Reg. No. 33-982554), filed in 1992, as amended (the "CapMAC Form S-1").

     10.60. CapMAC Employee Stock Ownership Plan, incorporated by reference to
Exhibit 10.18 to the CapMAC Form S-1.

     10.61. CapMAC Employee Stock Ownership Plan Trust Agreement, incorporated by reference to Exhibit 10.19 to the CapMAC Form S-1.

     10.62. ESOP Loan Agreement by and between CapMAC and the ESOP Trust dated as of June 25, 1992, incorporated by reference to Exhibit 10.20 to the CapMAC Form S-1.

     10.63. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between John B. Caouette and CapMAC, incorporated by reference to Exhibit 10.28 of the CapMAC Annual Report on Form 10-K for the year ended December 31, 1995 (the "CapMAC 1995 10-K").

     10.64. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between Michael L. Hein and CapMAC, incorporated by reference to Exhibit 10.29 of the CapMAC 1995 10-K.

     10.65. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between Charles Jackson Lester and CapMAC, incorporated by reference to Exhibit 10.31 of the CapMAC 1995 10-K.

     10.66. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between C. Thomas Meyers and CapMAC, incorporated by reference to Exhibit 10.32 of the CapMAC 1995 10-K.

     10.67. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between Paul V. Palmer and CapMAC, incorporated by reference to Exhibit 10.33 of the CapMAC 1995 10-K.

     10.68. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between Joyce S. Richardson and CapMAC, incorporated by reference to Exhibit 10.35 of the CapMAC 1995 10-K.

     10.69. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between Ram D. Wertheim and CapMAC, incorporated by reference to Exhibit 10.35 of the CapMAC 1995 10-K.

     Executive Compensation Plans and Arrangements

     The following Exhibits identify all existing executive compensation plans and arrangements:

     10.12. MBIA Inc. 1987 Stock Option Plan, incorporated by reference to
     Exhibit 10.13 to the 1987 S-1.

     10.13. MBIA Inc. Deferred Compensation and Excess Benefit Plan, incorporated by reference to Exhibit 10.16 to the 1988 10-K, as amended as of July 22, 1992, incorporated by reference to Exhibit 10.15 to the 1992 10-K.

     10.14. MBIA Inc. Employees Pension Plan, amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.28 of the Company's Amendment No. 1 to the 1987 S-1, as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.18 to the 1991 10-K.

     10.15. MBIA Inc. Employees Profit Sharing Plan, as amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the 1987 S-1, as further amended by Amendment dated December 8, 1988, incorporated by reference to Exhibit 10.21 to the 1989 10-K, as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.19 to the 1991 10-K, as further amended and restated as of May 7, 1992, incorporated by reference to Exhibit 10.17 to the 1992 10-K.

     10.16. MBIA Corp. Split Dollar Life Insurance Plan, dated as of February 9, 1988, issued by Aetna Life Insurance and Annuity Company, incorporated by reference to Exhibit 10.23 to the 1989 10-K.

     10.17. Stock Option Agreement, dated as of March 27, 1987, between the Company and David H. Elliott, incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the 1987 S-1.

     10.37. MBIA Inc. Employees Change of Control Benefits Plan, effective as of January 1, 1992, incorporated by reference to Exhibit 10.65 to the 1992 10-K.

     10.55. MBIA Inc. 1996 Incentive Plan, effective as of January 1, 1996, incorporated by reference to Exhibit 10.70 to the 1995 10-K.

     10.56. MBIA Inc. 1996 Directors Stock Unit Plan, effective as of December 4, 1996.

     10.59. Employment Agreement, dated as of June 25, 1992, between CapMAC Acquisition Corp. and John B. Caouette, incorporated by reference to
     Exhibit 10.7 of CapMAC's Registration Statement on Form S-1 (Reg. No. 33-982554), filed in 1992, as amended (the "CapMAC Form S-1").

     10.60. CapMAC Employee Stock Ownership Plan, incorporated by reference to
     Exhibit 10.18 to the CapMAC Form S-1.

     10.61. CapMAC Employee Stock Ownership Plan Trust Agreement, incorporated by reference to Exhibit 10.19 to the CapMAC Form S-1.

     10.62. ESOP Loan Agreement by and between CapMAC and the ESOP Trust dated as of June 25, 1992, incorporated by reference to Exhibit 10.20 to the CapMAC Form S-1.

     10.63. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between John B. Caouette and CapMAC, incorporated by reference to Exhibit 10.28 of the CapMAC Annual Report on Form 10-K for the year ended December 31, 1995 (the "CapMAC 1995 10-K").

     10.64. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between Michael L. Hein and CapMAC, incorporated by reference to Exhibit 10.29 of the CapMAC 1995 10-K.

     10.65. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between Charles Jackson Lester and CapMAC, incorporated by reference to Exhibit 10.31 of the CapMAC 1995 10-K.

     10.66. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between C. Thomas Meyers and CapMAC, incorporated by reference to Exhibit 10.32 of the CapMAC 1995 10-K.

     10.67. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between Paul V. Palmer and CapMAC, incorporated by reference to Exhibit 10.33 of the CapMAC 1995 10-K.

     10.68. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between Joyce S. Richardson and CapMAC, incorporated by reference to Exhibit 10.35 of the CapMAC 1995 10-K.

     10.69. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between Ram D. Wertheim and CapMAC, incorporated by reference to Exhibit 10.35 of the CapMAC 1995 10-K.

     13. Annual Report to Shareholders of MBIA Inc. for fiscal year ended December 31, 1997. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this report.

     21. List of Subsidiaries

     23. Consent of Coopers & Lybrand L.L.P.

     24. Power of Attorney

     27. Financial Data Schedule

     99. Additional Exhibits - MBIA Corp. GAAP Financial Statements

     (b) Reports on Form 8-K: The Company filed the following reports on Form 8-K during 1997:

          July 10 - Press release in connection with debt and equity offerings.

          July 14 - Underwriting agreement and ration of earnings to fixed charges in equity offering.

          September 18 - Press release announcing stock split.

          November 19 - Press release regarding merger with CapMAC Holdings Inc.
                        and agreement and plan of merger.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          MBIA Inc.
                                                        (Registrant)


Dated: March 27, 1998                            By /s/ David H. Elliott
                                                    ----------------------------
                                                    Name: David H. Elliott
                                                    Title: Chairman


     Pursuant to the requirements of Instruction D to Form 10-K under the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


         Signature                           Title                     Date
         ---------                           -----                     ----


    /s/ David H. Elliott              Chairman and Director       March 27, 1998
-------------------------------
    David H. Elliott


    /s/ Julliette S. Tehrani        Executive Vice President,     March 27, 1998
-------------------------------      Chief Financial Officer
    Julliette S. Tehrani                  and Treasurer


    /s/ Elizabeth B. Sullivan           Vice President and        March 27, 1998
-------------------------------             Controller
    Elizabeth B. Sullivan


    /s/ Joseph W. Brown, Jr. *               Director             March 27, 1998
-------------------------------
    Joseph W. Brown, Jr.


    /s/ David C. Clapp *                     Director             March 27, 1998
-------------------------------
    David C. Clapp

         Signature                             Title                   Date
         ---------                             -----                   ----


    /s/ Claire L. Gaudiani *                  Director            March 27, 1998
-----------------------------------
    Claire L. Gaudiani



    /s/ William H. Gray, III *                Director            March 27, 1998
-------------------------------------
    William H. Gray, III



    /s/ Freda S. Johnson *                    Director            March 27, 1998
-----------------------------------
    Freda S. Johnson



    /s/ Daniel P. Kearney *                   Director            March 27, 1998
-----------------------------------
    Daniel P. Kearney



    /s/ James A. Lebenthal *                  Director            March 27, 1998
-----------------------------------
    James A. Lebenthal



    /s/ Pierre-Henri Richard *                Director            March 27, 1998
-----------------------------------
    Pierre-Henri Richard



-----------------------------------           Director            March 27, 1998
    John A. Rolls



    /s/ Richard L. Weill                      Director            March 27, 1998
-----------------------------------
    Richard L. Weill


*By     /s/ Louis G. Lenzi
-------------------------------------
        Louis G. Lenzi
        Attorney-in Fact

                       Report of Independent Accountants



To the Board of Directors and Shareholders of MBIA Inc.:

Our report on the consolidated financial statements of MBIA Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 36 of the 1997 Annual Report to Shareholders of MBIA Inc. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on Page 28 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                           /s/ COOPERS & LYBRAND L. L. P.


New York, New York
February 3, 1998

                                   SCHEDULE I

                           MBIA INC. AND SUBSIDIARIES
        SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 1997
                                 (In thousands)

-----------------------------------------------------------------------------------------------------------------------------------

                Column A                                             Column B              Column C              Column D

                                                                                                              Amount at which
                                                                                             Fair               shown in the
          Type of investment                                            Cost                 Value              balance sheet

-----------------------------------------------------------------------------------------------------------------------------------
Fixed-maturities

    Bonds:
           United States Treasury
                 and Government
                 agency obligations                                  $  359,075            $  389,504            $  389,504
           State and municipal
                 obligations                                          2,998,093             3,211,068             3,211,068
           Corporate and other
                 obligations                                          2,717,223             2,811,869             2,811,869
           Mortgage-backed                                            1,356,317             1,384,684             1,384,684
                                                                     ----------            ----------            ----------
                      Total fixed-maturities                          7,430,708             7,797,125             7,797,125

Short-term investments                                                  656,552               XXXXXXX               656,552

Other investments                                                        13,695               XXXXXXX                16,802
                                                                     ----------            ----------            ----------

                      Total investments                              $8,100,955               XXXXXXX            $8,470,479
                                                                     ==========            ==========            ==========

                                   SCHEDULE II

                           MBIA INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                      December 31, 1997        December 31, 1996
                                                                                      -----------------        -----------------
                    ASSETS
Investments:
     Municipal investment agreement portfolio
        held as available-for-sale at fair value
        (amortized cost $1,986,139 and $1,564,499)                                       $ 2,020,489              $ 1,567,048
     Short-term investments, at amortized cost
        (which approximates fair value)                                                        2,300                    6,198
                                                                                         -----------              -----------
            Total investments                                                              2,022,789                1,573,246

Cash and cash equivalents                                                                      3,891                      413
Securities borrowed or purchased under
     agreements to resell                                                                    512,283                  196,400
Investment in and amounts due from
     wholly-owned subsidiaries                                                             3,593,593                2,938,875
Accrued investment income                                                                     22,389                   17,150
Receivables for investments sold                                                              11,272                       --
Other assets                                                                                  10,368                    3,996
                                                                                         -----------              -----------
            Total assets                                                                 $ 6,176,585              $ 4,730,080
                                                                                         ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Municipal investment agreements                                                     $ 1,356,926              $ 1,405,170
     Municipal repurchase agreements                                                         567,897                  212,271
     Long-term debt                                                                          473,878                  374,010
     Short-term debt                                                                          20,000                   29,100
     Securities loaned or sold under
        agreements to repurchase                                                             645,583                  196,400
     Deferred income taxes                                                                    11,973                      842
     Payable for investments purchased                                                        14,925                    3,218
     Dividends payable                                                                        17,449                   16,453
     Other liabilities                                                                        19,701                   12,919
                                                                                         -----------              -----------
            Total liabilities                                                              3,128,332                2,250,383
                                                                                         -----------              -----------

Shareholders' Equity:
     Preferred stock, par value $1 per
        share; authorized shares - 10,000,000;
        issued and outstanding shares - none                                                      --                       --
     Common stock, par value $1 per share;
        authorized shares - 200,000,000;
        issued shares - 89,461,035 and 86,588,486                                             89,461                   86,588
     Additional paid-in capital                                                              906,744                  759,784
     Retained earnings                                                                     1,825,333                1,518,994
     Cumulative translation adjustment                                                        (8,558)                  (1,042)
     Unrealized appreciation of investments,
        net of deferred income tax provision
        of $129,308 and $62,706                                                              240,085                  116,424
     Unearned compensation - restricted stock                                                 (4,812)                  (1,051)
                                                                                         -----------              -----------
            Total shareholders' equity                                                     3,048,253                2,479,697
                                                                                         -----------              -----------
            Total liabilities and shareholders' equity                                   $ 6,176,585              $ 4,730,080
                                                                                         ===========              ===========

    The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                   SCHEDULE II

                           MBIA INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME
                                 (In thousands)

                                                                                             Years Ended December 31
                                                                              -----------------------------------------------------
                                                                                1997                  1996                  1995
                                                                              ---------             ---------             ---------
Revenues:
     Net investment income                                                    $    (909)            $     283             $     646
     Net realized gains                                                              --                    --                 3,535
     Investment management
        services income                                                           4,469                 2,806                 2,929
     Investment management
        services realized losses                                                    202                (2,549)               (5,735)
                                                                              ---------             ---------             ---------
        Total revenues                                                            3,762                   540                 1,375
                                                                              ---------             ---------             ---------

Expenses:
     Interest expense                                                            34,762                32,705                27,786
     Operating expenses                                                           4,304                 2,384                 2,749
                                                                              ---------             ---------             ---------
        Total expenses                                                           39,066                35,089                30,535
                                                                              ---------             ---------             ---------

        Loss before income taxes
            and equity in earnings of
            of subsidiaries                                                     (35,304)              (34,549)              (29,160)

Benefit for income taxes                                                        (12,444)              (10,911)               (9,604)
                                                                              ---------             ---------             ---------

        Loss before equity in earnings
            of subsidiaries                                                     (22,860)              (23,638)              (19,556)

Equity in earnings of subsidiaries                                              397,036               345,801               290,975
                                                                              ---------             ---------             ---------

        Net income                                                            $ 374,176             $ 322,163             $ 271,419
                                                                              =========             =========             =========



    The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                   SCHEDULE II

                           MBIA INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Years Ended December 31
                                                                              -----------------------------------------------------
                                                                                 1997                 1996                 1995
                                                                              -----------          -----------          -----------
Cash flows from operating activities:
     Net income                                                               $   374,176          $   322,163          $   271,419
     Adjustments to reconcile net income
        to net cash provided by
        operating activities:
            Equity in undistributed
                earnings of subsidiaries                                         (356,536)            (316,801)            (208,075)
            Net realized (gains) losses on
                sales of investments                                                 (202)               2,549                2,200
            Benefit for deferred income taxes                                          --                   --                  (50)
            Other, net                                                               (615)               2,742               (2,556)
                                                                              -----------          -----------          -----------
            Total adjustments to net income                                      (357,353)            (311,510)            (208,481)
                                                                              -----------          -----------          -----------
            Net cash provided by
                operating activities                                               16,823               10,653               62,938
                                                                              -----------          -----------          -----------

Cash flows from investing activities:
     Purchase of fixed-maturity
        securities                                                                     --                   --             (252,125)
     Sale of fixed-maturity securities                                                 --                   --              246,171
     Sale (purchase) of short-term investments                                      3,898               (6,198)                  --
     Sale of other investments                                                         --                   --                6,552
     Purchases for municipal investment
        agreement portfolio, net of payable
        for investments purchased                                              (1,276,589)          (1,192,350)            (940,871)
     Sales from municipal investment
        agreement portfolio, net of receivable
        for investments sold                                                      856,637              464,593              106,678
     Contributions to subsidiaries                                                (99,111)             (17,900)             (52,800)
     Advances to subsidiaries, net                                                (96,597)             (21,763)             (89,550)
                                                                              -----------          -----------          -----------
     Net cash used by investing activities                                       (611,762)            (773,618)            (975,945)
                                                                              -----------          -----------          -----------

Cash flows from financing activities:
     Net proceeds from issuance of
        common stock                                                              126,377               55,233                   --
     Net proceeds from issuance
        of long-term debt                                                          98,880                   --               74,344
     Net proceeds from issuance of
        short-term debt                                                            (9,100)              11,100                   --
     Dividends paid                                                               (66,841)             (60,501)             (53,179)
     Proceeds from issuance of municipal
        investment and repurchase agreements                                    1,499,080            1,504,140            1,182,298
     Payments for drawdowns of
        municipal investment agreements                                        (1,195,939)            (786,938)            (297,679)
     Securities loaned or sold under
        agreements to repurchase, net                                             133,300                   --                   --
     Exercise of stock options                                                     12,660               26,238               16,338
                                                                              -----------          -----------          -----------
     Net cash provided by financing activities                                    598,417              749,272              922,122
                                                                              -----------          -----------          -----------

Net (decrease) increase in cash and
     cash equivalents                                                               3,478              (13,693)               9,115
Cash and cash equivalents
      - beginning of year                                                             413               14,106                4,991
                                                                              -----------          -----------          -----------
Cash and cash equivalents
      - end of year                                                           $     3,891          $       413          $    14,106
                                                                              ===========          ===========          ===========
Supplemental cash flow disclosures:
        Income taxes paid                                                     $     1,568          $       305          $       443
        Interest paid:
            Long-term debt                                                         31,825               31,722               26,575
            Short-term debt                                                         2,017                1,309                1,228

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


3.   Dividends from Subsidiary

     In 1997, no dividends were paid by MBIA Corp. to MBIA Inc. In 1996 and 1995, MBIA Corp. declared and paid dividends of $29,000,000 and $82,900,000, respectively, to MBIA Inc. Also, in 1997 MBIA Investment Management Corp. declared and paid dividends of $40,500,000 to MBIA Inc.

4.   Obligations under Municipal Investment and Repurchase Agreements

     The municipal investment and repurchase agreement business, as described in footnotes 2 and 13 to the consolidated financial statements of MBIA Inc. and Subsidiaries (which are incorporated by reference in the 10-K), is conducted by both the Registrant and its wholly owned subsidiary, MBIA Investment Management Corp.

                                   SCHEDULE IV


                           MBIA INC. AND SUBSIDIARIES
                                   REINSURANCE


              for the Years Ended December 31, 1997, 1996 and 1995
                                 (In thousands)


---------------------------------------------------------------------------------------------------------------------

       Column A          Column B            Column C             Column D             Column E          Column F

                                                                                                        Percentage
      Insurance           Gross            Ceded to Other       Assumed from                             of Amount
  Premiums Written        Amount               Value           Other Companies        Net Amount       Assumed to Net

---------------------------------------------------------------------------------------------------------------------


        1997             $529,665             $ 79,781             $ 13,351             $463,235             2.9%
        ----             --------             --------             --------             --------             ---



        1996             $434,014             $ 54,852             $ 26,661             $405,823             6.6%
        ----             --------             --------             --------             --------             ---



        1995             $336,768             $ 45,050             $ 11,719             $303,437             3.9%
        ----             --------             --------             --------             --------             ---

                       Securities and Exchange Commission

                             Washington, D.C. 20549


--------------------------------------------------------------------------------


                                    Exhibits

                                       to

                                   Form 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997
                           Commission File No. 1-9583

--------------------------------------------------------------------------------


                                   MBIA Inc.

                                  Exhibit Index

     10.36. Trust Agreement, dated as of December 31, 1991, between MBIA Corp. and Fidelity Management Trust Company, incorporated by reference to Exhibit
10.64 to the 1992 10-K, as amended by the Amendment to Trust Agreement, dated as of April 1, 1993, incorporated by reference to Exhibit 10.64 to the 1993 10-K, as amended by First Amendment to Trust Agreement, dated as of January 21, 1992, as further amended by Second Amendment to Trust Agreement, dated as of March 5, 1992, as further amended by Third Amendment to Trust Agreement, dated as of April 1, 1993, as further amended by the Fourth Amendment to Trust Agreement, dated as of July 1, 1995, incorporated by reference to Exhibit 10.47 to the 1995 10-K, as amended by Fifth Amendment to Trust Agreement, dated as of November 1, 1995, as further amended by Sixth Amendment to Trust Agreement, dated as of January 1, 1996, incorporated by reference to Exhibit 10.46 to the 1996 10-K, further amended by Seventh Amendment to Trust Agreement, dated as of October 15, 1997.

     10.46. First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994, incorporated by reference to Exhibit 10.63 to the 1994 10-K, as further amended by the Second Amendment to the First Restated Credit Agreement, dated as of January 1, 1996, and as further amended by the Third Amendment to the First Restated Credit Agreement, dated as of October 1, 1996, incorporated by reference to Exhibit
10.57 to the 1996 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of October 1, 1997.

     10.53. Investment Services Agreement, effective as of April 28, 1995, between MBIA Insurance Corporation and MBIA Securities Corp., as amended by Amendment No. 1, dated as of December 29, 1995, incorporated by reference to
Exhibit 10.65 to the 1995 10-K, as further amended by Amendment No. 2 to Investment Services Agreement, dated January 14, 1997.

     10.57. Agreement and Plan of Merger among the Company, CMA Acquisition Corporation and CapMAC Holdings Inc., dated as of November 13, 1997, incorporated by reference to the Company's Form S-4 filed on December 5, 1997.

     10.58. Amendment No. 1 to Agreement and Plan of Merger among the Company, CMA Acquisition Corporation and CapMAC Holdings Inc., dated January 16, 1998, incorporated by reference to the Company's Post Effective Amendment No. 1 to Form S-4 filed on January 21, 1998.

     13. Annual Report to Shareholders of MBIA Inc. for fiscal year ended December 31, 1997. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this report.

     21. List of Subsidiaries

     23. Consent of Coopers & Lybrand L.L.P.

     24. Power of Attorney

     27. Financial Data Schedule

     99. Additional Exhibits - MBIA Corp. GAAP Financial Statements