Form 10-Q
period 1998-03-31
MBIA INC
filed 1998-05-15
CIK 814585

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 1998


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ NO _____

As of April 30, 1998 there were outstanding 97,618,497 shares of Common Stock, par value $1 per share, of the registrant.

                                      INDEX
                                      -----


                                                                        PAGE
PART I   FINANCIAL INFORMATION                                          ----

Item 1.  Financial Statements (Unaudited)
         MBIA Inc. and Subsidiaries

         Consolidated Balance Sheets - March 31, 1998
           and December 31, 1997                                          3

         Consolidated Statements of Income - Three months
           ended March 31, 1998 and 1997                                  4

         Consolidated Statement of Changes in Shareholders' Equity
           -  Three months ended March 31, 1998                           5

         Consolidated Statements of Cash Flows
           -  Three months ended March 31, 1998 and 1997                  6

         Notes to Consolidated Financial Statements                   7 - 8


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        9 - 20



PART II  OTHER INFORMATION, AS APPLICABLE

Item 6.  Exhibits and Reports on Form 8-K                                 21


SIGNATURES                                                                22










                                                        (2)

                           MBIA INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                                         March 31, 1998        December 31, 1997
                                                                      --------------------    --------------------
                ASSETS
Investments:
   Fixed-maturity securities held as available-for-sale
    at fair value (amortized cost $5,088,306 and $4,936,822)               $ 5,350,713             $ 5,211,311
   Short-term investments, at amortized cost
    (which approximates fair value)                                            304,045                 303,898
   Other investments                                                            51,682                  51,693
                                                                         --------------          --------------
                                                                             5,706,440               5,566,902
   Municipal investment agreement portfolio held as available-for-sale
    at fair value (amortized cost $3,548,474 and $3,241,703)                 3,641,358               3,341,394
                                                                         --------------          --------------
      TOTAL INVESTMENTS                                                      9,347,798               8,908,296

Cash and cash equivalents                                                       28,749                  24,716
Securities borrowed or purchased under agreements to resell                    643,963                 472,963
Accrued investment income                                                      114,628                 121,070
Deferred acquisition costs                                                     222,026                 216,165
Prepaid reinsurance premiums                                                   288,174                 289,508
Goodwill (less accumulated amortization of $51,260 and $49,486)                127,095                 120,326
Property and equipment, at cost (less accumulated depreciation
   of $28,082 and $26,523)                                                      61,901                  60,238
Receivable for investments sold                                                  8,605                  13,435
Other assets                                                                   163,401                 150,922
                                                                         --------------          --------------
      TOTAL ASSETS                                                         $11,006,340             $10,377,639
                                                                         ==============          ==============
                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deferred premium revenue                                                $ 2,096,303             $ 2,090,460
   Loss and loss adjustment expense reserves                                   107,808                 103,061
   Municipal investment agreements                                           2,370,312               1,974,165
   Municipal repurchase agreements                                           1,091,042               1,177,022
   Long-term debt                                                              488,908                 488,878
   Short-term debt                                                              20,000                  20,000
   Securities loaned or sold under agreements to repurchase                    716,263                 606,263
   Deferred income taxes                                                       294,690                 298,498
   Deferred fee revenue                                                         45,781                  48,126
   Payable for investments purchased                                           152,934                  44,007
   Other liabilities                                                           194,412                 171,989
                                                                         --------------          --------------
      TOTAL LIABILITIES                                                      7,578,453               7,022,469
                                                                         --------------          --------------

Shareholders' Equity:
   Preferred stock, par value $1 per share; authorized shares--10,000,000;
    issued  and outstanding--none                                                  ---                     ---
   Common stock, par value $1 per share; authorized shares--200,000,000;
    issued shares-- 97,721,404 and 97,563,326                                   97,721                  97,563
   Additional paid-in capital                                                1,135,797               1,128,799
   Retained earnings                                                         1,982,479               1,901,608
   Accumulated other comprehensive income, net of
    deferred income tax provision of $125,331 and $132,026                     221,309                 236,095
   Unallocated ESOP shares                                                     (4,083)                 (4,083)
   Unearned compensation--restricted stock                                     (5,336)                 (4,812)
                                                                         --------------          --------------
      TOTAL SHAREHOLDERS' EQUITY                                             3,427,887               3,355,170
                                                                         --------------          --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $11,006,340             $10,377,639
                                                                         ==============          ==============

                 The accompanying notes are an integral part of the consolidated financial statements.

                                      (3)

                           MBIA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                 (Dollars in thousands except per share amounts)

                                                                   Three months ended
                                                                        March 31
                                                         ------------------------------------
                                                              1998                1997
                                                         ----------------    ----------------
Revenues
     Insurance:
         Gross premiums written                                 $120,878            $108,807
         Ceded premiums                                          (14,333)            (10,328)
                                                         ----------------    ----------------
             Net premiums written                                106,545              98,479
         Increase in deferred premium revenue                     (7,412)            (15,099)
                                                         ----------------    ----------------
             Premiums earned (net of ceded premiums of
                 $15,667 and $14,460)                             99,133              83,380
         Net investment income                                    82,268              71,788
         Net realized gains                                        6,090               2,659
         Advisory fees                                             6,216               4,016
     Investment management services:
         Income                                                    7,467               7,190
         Net realized gains                                        6,446               1,609
     Other                                                        10,851               2,993
                                                         ----------------    ----------------
             Total revenues                                      218,471             173,635
                                                         ----------------    ----------------
 Expenses
     Insurance:
         Losses and loss adjustment                                5,241               4,978
         Policy acquisition costs, net                             9,440               9,647
         Operating                                                19,127              18,773
     Investment management services                                4,313               4,037
     Interest                                                     10,420               8,858
     Other                                                        41,684               4,597
                                                         ----------------    ----------------
             Total expenses                                       90,225              50,890
                                                         ----------------    ----------------
Income before income taxes                                       128,246             122,745

Provision for income taxes                                        27,973              25,884
                                                         ----------------    ----------------
NET INCOME                                                      $100,273            $ 96,861
                                                         ================    ================
NET INCOME PER COMMON SHARE:
     BASIC                                                      $   1.03            $   1.03
     DILUTED                                                    $   1.01            $   1.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING:
     BASIC                                                    97,498,541         94,162,912
     DILUTED                                                  98,864,747         95,897,960


         The accompanying notes are an integral part of the consolidated financial statements.

                                       (4)

                                    MBIA INC.

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                    For the three months ended March 31, 1998

                     (In thousands except per share amounts)


                                                                                        Unearned      Accumulated
                                   Common Stock   Additional              Unallocated  Compensation     Other            Total
                                 ---------------   Paid-in     Retained      ESOP      Restricted    Comprehensive    Shareholders'
                                 Shares   Amount   Capital     Earnings     Shares       Stock          Income           Equity
                                 ------   -------  ----------  ----------  ----------  -----------   -------------    -------------

Balance, January 1, 1998         97,563   $97,563  $1,128,799  $1,901,608   $(4,083)     $(4,812)         $236,095      $3,355,170
Comprehensive income:
  Net income                        ---       ---         ---     100,273       ---          ---               ---         100,273
  Other comprehensive income:
    Change in unrealized
     appreciation of investments
     net of change in deferred
     income taxes of $6,695         ---       ---         ---         ---       ---          ---           (12,494)        (12,494)
    Change in foreign currency
     translation                    ---       ---         ---         ---       ---          ---            (2,292)         (2,292)
                                                                                                                        ----------
     Other comprehensive income                                                                                            (14,786)
                                                                                                                        ----------
Comprehensive income                                                                                                        85,487
                                                                                                                        ----------

Exercise of stock options           123       123       4,752         ---       ---          ---              ---            4,875

Unearned compensation-
  restricted stock                   35        35       2,246         ---       ---         (524)             ---            1,757

Dividends (declared and paid per
  common share $0.195)              ---       ---         ---     (19,402)      ---          ---              ---          (19,402)
                                  ------  -------  ----------  ----------   --------     -------     -------------      ----------
Balance, March 31, 1998           97,721  $97,721  $1,135,797  $1,982,479    $(4,083)    $(5,336)         $221,309      $3,427,887
                                 =======  =======  ==========  ==========   ========     =======     =============      ==========

                 The accompanying notes are an integral part of the consolidated financial statements.


Disclosure of reclassification amount:
    Unrealized depreciation of
       investments arising
       during the period                     $ (3,720)

    Reclassification of adjustment,
       net of taxes
                                               (8,774)
                                       ----------------
    Net unrealized depreciation,
       net of taxes                          $(12,494)
                                       ================

                                      (5)

                           MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                           Three months ended
                                                                                March 31
                                                                   ----------------------------------
                                                                       1998                 1997
                                                                   -------------        -------------
Cash flows from operating activities:
     Net income                                                        $100,273             $ 96,861
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Decrease in accrued investment income                              6,442                2,911
       Increase in deferred acquisition costs                            (5,861)              (6,262)
       Decrease in prepaid reinsurance premiums                           1,334                4,132
       Increase in deferred premium revenue                               6,078               10,967
       Increase in loss and loss adjustment expense reserves              4,747                4,531
       Depreciation                                                       1,569                1,232
       Amortization of goodwill                                           1,774                1,569
       Amortization of bond discount, net                                (5,728)              (4,776)
       Net realized gains on sale of investments                        (12,536)              (4,268)
       Deferred income taxes                                              2,954                4,853
       Other, net                                                         7,063                    7
                                                                   -------------        -------------
       Total adjustments to net income                                    7,836               14,896
                                                                   -------------        -------------

       Net cash provided by operating activities                        108,109              111,757
                                                                   -------------        -------------

Cash flows from investing activities:
     Purchase of fixed-maturity securities, net
       of payable for investments purchased                            (411,075)            (484,985)
     Sale of fixed-maturity securities, net of
       receivable for investments sold                                  257,854              363,431
     Redemption of fixed-maturity securities, net of
       receivable for investments redeemed                               62,178               55,660
     Sale (purchase) of short-term investments, net                       6,500              (12,243)
     Sale (purchase) of other investments, net                              435               (1,063)
     Purchases for municipal investment agreement
       portfolio, net of payable for investments purchased             (757,704)            (199,780)
     Sales from municipal investment agreement
       portfolio, net of receivable for investments sold                515,136              250,403
     Capital expenditures, net of disposals                              (3,232)              (2,104)
     Other, net                                                          (8,537)             (15,453)
                                                                   -------------        -------------

       Net cash used by investing activities                           (338,445)             (46,134)
                                                                   -------------        -------------

Cash flows from financing activities:
     Net proceeds from issuance of short-term debt                         ---                10,900
     Dividends paid                                                     (17,796)             (16,783)
     Proceeds from issuance of municipal investment
       and repurchase agreements                                        809,843              264,274
     Payments for drawdowns of municipal investment
       and repurchase agreements                                       (501,553)            (385,280)
     Securities loaned or sold under agreements to repurchase           (61,000)              81,700
     Exercise of stock options                                            4,875                3,071
                                                                   -------------        -------------

       Net cash provided (used) by financing activities                 234,369             (42,118)
                                                                   -------------        -------------

Net increase in cash and cash equivalents                                 4,033               23,505
Cash and cash equivalents - beginning of period                          24,716                8,322
                                                                   -------------        -------------

Cash and cash equivalents - end of period                              $ 28,749             $ 31,827
                                                                   =============        =============

Supplemental cash flow disclosures:
     Income taxes paid                                                 $  1,938             $  5,289
     Interest paid:
       Municipal investment and repurchase agreements                  $ 48,943             $ 49,955
       Long-term debt                                                    12,723                9,188
       Short-term debt                                                      372                  518

                 The accompanying notes are an integral part of the consolidated financial statements.

                                      (6)

                           MBIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







1.   Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 1997 for MBIA Inc. and Subsidiaries (the company). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the company's financial position and results of operations. The results of operations for the three months ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998. The December 31, 1997 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Due to the merger with CapMAC Holdings Inc. (CapMAC) all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of CapMAC as though it had been a part of MBIA.



2.    CapMAC Merger
On February 17, 1998, MBIA Inc. and CapMAC consummated a merger accounted for as a pooling of interests. Under the terms of the merger, CapMAC shareholders received 0.4675 of a share of MBIA Inc. common stock for each CapMAC share, for a total of 8,102,255 newly issued shares of MBIA Inc. common stock, the value of which was $536 million.


                                       (7)

                           MBIA INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)





3.    Dividends Declared
Dividends declared by the company during the three months ended March 31, 1998 were $19.4 million.



4.    Comprehensive Income
As of January 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the company's net income or shareholders' equity. The company's comprehensive income consists of unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which are presented net of deferred taxes. Prior to adoption of SFAS 130, these accounts were reported separately in shareholders' equity.



5.    Recent Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements, and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. Under SFAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The company's future segment presentation has not yet been determined.


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

     Through MBIA Insurance Corp. and its subsidiaries (our insurance company), we provide financial guarantees to municipalities and other bond issuers. Our primary business is insuring municipal bonds issued by governmental units to finance essential public purposes. We also guarantee structured asset-backed and mortgage-backed transactions; selected corporate bonds, including investor-owned utility debt; and obligations of high-quality financial institutions. We provide these products in both the new issue and secondary markets -- internationally as well as domestically.

     At year-end 1997 we announced a merger with CapMAC Holdings Inc., a leading company insuring structured finance transactions. The merger, which was consummated in February 1998, will strengthen MBIA's position as the leading financial guarantor and expand our capabilities in the rapidly growing structured finance market.

     MBIA also provides investment management products, as well as municipal and consulting services to the public sector.

RESULTS OF OPERATIONS
---------------------

SUMMARY
The following chart presents highlights of our consolidated financial results for the first quarters of 1998 and 1997. The 1997 results have been restated to reflect the merger, which has been accounted for as a "pooling of interests." In addition, all per share results have been retroactively adjusted to include the effect of a two-for-one stock split effective October 1, 1997:

                             March 31,       March 31,   Percent Change
                               1998            1997      1998 vs. 1997
  ---------------------------------------------------------------------
  Net income (in millions)    $ 100.3         $ 96.9            4%

  Per share data:
    Net income*               $  1.01         $ 1.01          ---
    Operating earnings*       $  1.12         $ 0.98           14%
    Core earnings*            $  1.03         $ 0.90           14%

    Book value                $ 35.13         $29.19           20%
    Adjusted book value       $ 49.43         $43.21           14%
  --------------------------------------------------------------------

* Diluted

                                       (9)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     We believe that core earnings, which exclude the effects of refundings and calls of our insured issues, realized capital gains and losses on our investment portfolio and the nonrecurring merger-related charge, provides the most indicative measure of our underlying profit trend. Core earnings per share of $1.03 for the first quarter of 1998 grew by 14% over the comparable period in 1997. The consistent increases in core earnings were due primarily to growth in premiums earned and net investment income generated by our insurance operations.

     Our 1998 first quarter net income rose 23%, excluding a $19.2 million after-tax charge for CapMAC merger-related expenses, over the comparable period in 1997. Including the merger-related charge, first quarter net income increased 4% to $100.3 million. On a per share basis, net income, including merger-related expenses, remained even with last year's first quarter. Excluding the $0.19 per share merger-related charge, first quarter earnings per share increased 19%. The difference between the growth rate of core earnings and net income is related to the net income effects of refunded issues, realized capital gains and losses and the merger related expenses. Operating earnings per share, which also exclude merger-related expenses and capital gains, increased 14%.

     Our book value at first  quarter-end  1998 was  $35.13  per share,  up from
$29.19 at first quarter-end 1997. Book value was impacted positively by lower interest rates which increased the fair value of our investment portfolio. As with core earnings, we believe that a more appropriate measure of a financial guarantee company's intrinsic value is its adjusted book value. It is defined as book value plus the after-tax effects of our net deferred premium revenue, net of deferred acquisition costs, plus the present value of unrecorded future installment premiums, plus the unrealized gain on investment contract liabilities. The following table presents the components of our adjusted book value per share:

                                 March 31,   March 31,    Percent Change
                                    1998        1997       1998 vs. 1997
------------------------------------------------------------------------
Book value                         $35.13      $29.19          20%
After-tax value of:
  Net deferred premium
   revenue, net of deferred
    acquisition costs               10.56        9.85           7%
  Present value of future
    installment premiums*            3.59        3.34           7%
  Unrealized gain on
    investment contract
    liabilities                      0.15        0.83         (82%)
------------------------------------------------------------------------
Adjusted book value                $49.43      $43.21          14%
------------------------------------------------------------------------
* The discount rate used to present value future installment premiums was 9%.

                                      (10)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     Our adjusted book value per share was $49.43 at first-quarter-end 1998, a 14% increase from first quarter-end 1997. The increase was due to our strong operating results, growth in new business written, the July 1997 offering of common stock and the impact of lower interest rates on the fair value of our fixed-income investment portfolios.


FINANCIAL GUARANTEE INSURANCE
For the first quarter of 1998 total gross premiums written (GPW) increased to $120.9 million from $108.8 million in 1997. GPW, as reported in our financial statements, reflects cash receipts only and does not include the value of future premium receipts expected for installment-based insurance policies originated in the period. To provide additional information regarding year-to-year changes in new business premium production, we discuss our adjusted gross premiums (AGP), which include our upfront premiums as well as the estimated present value of current and future premiums from installment-based insurance policies issued in the period. MBIA's premium production in terms of GPW and AGP for the first quarters of 1998 and 1997 is presented in the following table:

                    March 31,         March 31,   Percent Change
In millions           1998              1997       1998 vs. 1997
----------------------------------------------------------------
Premiums written:
     GPW             $ 120.9          $ 108.8           11%
     AGP             $ 138.4          $ 127.5            9%

     We estimate the present value of our total future installment premium stream on outstanding policies to be $539.1 million at first quarter-end 1998, compared with $484.1 million at first quarter-end 1997.

MUNICIPAL MARKET New issuance in the municipal market was $65.1 billion for the first quarter of 1998, up 84% from $35.3 billion in the first quarter of 1997. The insured portion declined to 51% from 56% in the first quarter of 1997. We maintained our market leadership in the new issue insured municipal market. Domestic new issue municipal market information and MBIA's par and

                                      (11)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



premium writings in both the new issue and secondary domestic municipal finance markets are shown in the following table:

                               March 31,  March 31,    Percent Change
Domestic Municipal                1998      1997        1998 vs. 1997
---------------------------------------------------------------------------
Total new issue market:*
    Par value  (in billions)    $ 65.1     $ 35.3          84%
    Insured penetration            51%        56%
    MBIA market share              32%        43%

MBIA insured:
    Par value (in billions)     $ 10.0     $  8.6          16%
    Premiums: (in millions)
     GPW                        $ 67.5     $ 75.8         (11%)
     AGP                        $ 67.9     $ 77.7         (13%)
---------------------------------------------------------------------------

* Market data are reported on a sale date basis while MBIA's insured data are based on closing date information. Typically, there can be a one- to four-week delay between the sale date and closing date of an insured issue.

STRUCTURED FINANCE MARKET The par value of issues in the asset-backed securities market (excluding private placements and mortgage-backed securities, for which market data are unavailable) increased 4% in the first quarter of 1998. MBIA insured $8.8 billion of par value compared with $7.9 billion in last year's first quarter. GPW for the first quarter of 1998 increased by 35%, while AGP decreased by 29%. Details regarding the asset-backed market and MBIA's par and premium writings in both the domestic new issue and secondary structured finance markets are shown in the table below:


Domestic                      March 31,   March 31,   Percent Change
Structured Finance              1998        1997       1998 vs. 1997
-------------------------------------------------------------------------
Total asset-backed market:*
    Par value (in billions)     $ 36.5      $ 35.2           4%

MBIA insured:
    Par value (in billions)     $  8.8      $  7.9          12%
    Premiums: (in millions)
     GPW                        $ 30.3      $ 22.4          35%
     AGP                        $ 28.0      $ 39.7         (29%)
-------------------------------------------------------------------------

    *     Market data exclude mortgage-backed securities and private placements.

                                      (12)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



INTERNATIONAL  MARKET  In late  1995,  we  formed  a joint  venture  with  Ambac
Assurance Corporation (another leading Triple-A rated financial guarantee insurer) to market financial guarantee insurance internationally. This initiative has contributed to a substantial expansion of our international business as evidenced by the growth in premium writings over the past two years. The joint venture has underwritten certain business in Southeast Asia. With the turmoil in that region, particular emphasis has been placed on monitoring these transactions and no losses are expected. Our company's municipal and structured finance international business volume in the new issue and secondary markets for the first quarters of 1998 and 1997 is illustrated below:


                               March 31,   March 31,   Percent Change
International                    1998         1997      1998 vs. 1997
-----------------------------------------------------------------------
    Par value (in billions)      $ 2.4       $ 0.4           561%
    Premiums: (in millions)
     GPW                         $19.2       $ 6.3           205%
     AGP                         $39.6       $ 5.1           682%


CEDED PREMIUMS Reinsurance allows an insurance company to transfer portions of its insured business to a reinsurance company. In exchange for insuring a portion of our risk, the reinsurance company receives a part of our premium (ceded premiums) for which we, in turn, receive a ceding commission. We use reinsurance to increase our capacity to write new business when we are subject to certain single risk limitations, and to manage the overall risk profile of our insurance portfolio.

     Premiums ceded to reinsurers from all insurance operations were $14.3 million and $10.3 million in the first quarters of 1998 and 1997, respectively. Cessions as a percentage of GPW increased from 9% in 1997 to 12% in 1998. The variances in the level of cessions generally reflect the higher utilization of treaty or facultative reinsurance required to comply with regulatory constraints or our own single risk limits.

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

     For 20% of our new business writings (primarily our structured finance business) we collect installment premiums. Installment premiums are credited to the deferred premium revenue account when they are received, and are recognized as revenue over each installment period - generally one year or less.

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


                   March 31,   March 31,    Percent Change
In millions           1998       1997        1998 vs. 1997
-------------------------------------------------------------
Premiums earned:
     Scheduled        $83.3     $69.9            19%
     Refunded          15.8      13.5            17%
-------------------------------------------------------------
Total                 $99.1     $83.4            19%

     The year-to-year increase in premiums earned from scheduled amortization reflects the additive effect of new business written, including the expanding installment premium activity from the structured finance and international sectors.

INVESTMENT INCOME Our insurance related investment income increased by 15% to $82.3 million in the first quarter of 1998 from $71.8 million in 1997. These increases were primarily due to the growth of cash flow available for investment. Our cash flows were generated from operations, the compounding of previously earned and reinvested investment income and the addition of funds from financing activities. Insurance related net realized capital gains were $6.1 million in the first quarter of 1998 and $2.7 million in 1997. These realized gains were generated as a result of ongoing management of the investment portfolio.

                                      (14)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



ADVISORY FEES As a result of the CapMAC merger, the company collects fee revenues in conjunction with certain structured finance transactions. In the first quarter of 1998, fee revenues recognized rose 55% to $6.2 million from $4.0 million. Certain fees are deferred and earned over the life of the transactions.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) We maintain a general loss reserve based on our estimate of unidentified losses from our insured obligations. The total reserve is calculated by applying a risk factor based on a study of bond defaults to net debt service written. To the extent that we identify specific insured issues as currently or likely to be in default, the present value of our expected payments, net of expected reinsurance and collateral recoveries, is allocated within the total loss reserve as case-specific reserves. A new case reserve was established this quarter for $7.4 million.

     We periodically evaluate our estimates for losses and LAE, and any resulting adjustments are reflected in current earnings. We believe that our reserving  methodology  and the  resulting  reserves  are  adequate to cover the ultimate net cost of claims. However, the reserves are necessarily based on estimates, and there can be no assurance that any ultimate liability will not exceed such estimates. The following table shows the case-specific and unallocated components of our total loss and LAE reserves at the first quarter-end 1998 and 1997:


                    March 31,    March 31,     Percent Change
In millions            1998         1997        1998 vs. 1997
------------------------------------------------------------------
Reserves:
     Case-specific    $  33.1      $ 19.2           72%
     Unallocated         74.7        55.6           34%
------------------------------------------------------------------
Total                 $ 107.8      $ 74.8           44%

Provision             $   5.2      $  5.0            5%


     Our provision for losses and LAE increased in tandem with new business writings in accordance with our loss reserving methodology. The changes in the case-specific reserve had no impact on our net income since they were offset by corresponding decreases in the unallocated portion of the total reserve.

                                      (15)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



OPERATING EXPENSES Those expenses related to the production of our insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. Our company's policy acquisition costs, general operating expenses and total operating expenses, as well as related expense measures, are shown below:

                                March 31,   March 31,    Percent Change
 In millions                       1998        1997       1998 vs. 1997
 -----------------------------------------------------------------------

 Policy acquisition costs, net   $  9.5       $  9.6          (2%)
 Operating                         19.1         18.8           2%
 -----------------------------------------------------------------------
 Total insurance
   operating expenses            $ 28.6       $ 28.4           1%

 Expense ratio:
   GAAP                            28.8%        34.1%
   Statutory                       26.8%        30.8%


     Operating expenses increased 2% over the prior year's comparable period. Financial guarantee insurance companies also use the statutory expense ratio (expenses before deferrals as a function of net premiums written) as a measure of expense management. Our company's first quarter statutory and GAAP expense ratios have improved over prior year's comparable period.

OTHER EXPENSES Included in other expenses is a $29.5 million one-time charge related to the CapMAC merger, which includes investment banking and legal fees and severance expense.


INVESTMENT MANAGEMENT AND MUNICIPAL SERVICES
In late 1997, MBIA's investment management and municipal services businesses were brought together under one umbrella: the Investment Management and Financial Services Division. This new organization will enable us to more effectively expand our franchise in the public sector and make the most of cross-marketing opportunities among our various businesses.

                                      (16)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         The following provides a summary of each of these businesses:

MBIA MUNICIPAL INVESTORS SERVICE CORPORATION (MBIA-MISC) provides cash management, investment fund administration and fixed-rate investment placement services directly to local governments and school districts. In late 1996, MBIA-MISC acquired American Money Management Associates, Inc. (AMMA), which provides investment and treasury management consulting services for municipal and quasi-public sector clients. Both MBIA-MISC and AMMA are Securities and Exchange Commission (SEC) -- registered investment advisers.

MBIA INVESTMENT MANAGEMENT CORP. (IMC) provides customized guaranteed investment agreements and flexible repurchase agreements for bond proceeds and other public funds. At first quarter-end 1998, principal and accrued interest outstanding on investment and repurchase agreements was $3.5 billion compared with $3.1 billion at first quarter-end 1997. At amortized cost, the assets supporting IMC's investment agreement liabilities were $3.5 billion and $3.2 billion at March 31, 1998 and 1997, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

     IMC, from time to time, uses derivative financial instruments to manage interest rate risk. We have established policies limiting the amount, type and concentration of such instruments. By matter of policy, derivative positions can only be used to hedge interest rate exposures and not for speculative trading purposes. At first quarter-end 1998, our exposure to derivative financial instruments was not material.

MBIA CAPITAL MANAGEMENT CORP. (CMC), an SEC-registered investment adviser, provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and MBIA's insurance related portfolios, as well as third-party accounts.

MBIA MUNISERVICES COMPANY (MuniServices) (formerly known as Strategic Services, Inc.) was established in 1996 to provide bond administration, revenue enhancement and other services to state and local governments. In 1996, MuniServices acquired an equity interest in Capital Asset Holdings (Capital Asset), a purchaser and servicer of delinquent tax certificates. Capital Asset also provides a series of services to assist taxing authorities in the preparation, analysis, packaging and completion of delinquent tax obligation sales.

     In January 1997, MuniServices acquired a 95% interest in Municipal Tax Bureau (MTB), a provider of tax revenue compliance and collection services to public entities. In July 1997, MuniServices acquired MuniFinancial, a public finance consulting firm specializing in municipal debt administration.

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

INTEREST EXPENSE
In the first quarter of 1998 we incurred $10.4 million of interest expense compared with $8.9 million in the same period last year. The increase in interest expense was due to the $100 million addition to MBIA's long-term debt in July 1997.

TAXES
Our tax policy is to optimize our after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. Our effective tax rate increased slightly to 22% in the first quarter of 1998 from 21% in the first quarter of 1997.


CAPITAL RESOURCES
-----------------
We carefully manage our capital resources to optimize our cost of capital, while maintaining appropriate claims-paying resources to sustain our Triple-A claims-paying ratings. At the end of the first quarter, our total capital was $3.4 billion with total long-term borrowings at $489 million. We use debt financing to lower our overall cost of capital, thereby increasing our return on shareholders' equity. We maintain debt at levels we consider to be prudent based on our cash flow and total capital. The following table shows our long-term debt and ratios we use to measure it:


                                        March 31,            December 31,
                                          1998                  1997
 ------------------------------------------------------ -----------------
 Long-term debt (in millions)             $489                  $489
 Long-term debt to total capital             12%                   13%
 Ratio of earnings to fixed charges       13.0x                  14.0x

In addition, our insurance company has a $825 million irrevocable standby line of credit facility with a group of major Triple-A rated banks to provide funds for the payment of claims in the event that severe losses should occur. The agreement is for a seven-year term which expires on September 30, 2004 and, subject to approval by the banks, may be renewed annually to extend the term to seven years beyond the renewal date. MBIA also has available stop-loss reinsurance coverage of $75 million in excess of certain incurred losses of $150 million.


                                      (18)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     From time to time we access the capital markets to support the growth of our businesses. In July 1997, to provide us with additional capital for growth, we raised $126 million of equity and issued $100 million of 30-year debentures.

     As of the first quarter of 1998, total claims-paying resources for our insurance company stood at $6.9 billion, a 15% increase over 1997.


LIQUIDITY
---------
Cash flow needs at the parent company level are primarily for dividends to our shareholders and interest payments on our debt. These requirements have historically been met by upstreaming dividend payments from our insurance company, which generates substantial cash flow from premium writings and investment income. In the first quarter of 1998, operating cash flow was $108 million.

     Under New York state insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In our case, dividends in any 12-month period cannot be greater than 10% of policyholders' surplus. In the first quarter of 1998 our insurance company paid no dividends and at March 31, 1998 had dividend capacity of $181 million without special regulatory approval.

     Our company has significant liquidity supporting its businesses. At the end of the first quarter, cash equivalents and short-term investments totaled $333 million. Should significant cash flow reductions occur in any of our businesses, for any combination of reasons, we have additional alternatives for meeting ongoing cash requirements. They include, among other things, selling or pledging our fixed-income investments from our investment portfolio, tapping existing liquidity facilities and new borrowings.

     Our company has substantial external borrowing capacity. We maintain three short-term bank lines totaling $450 million with a group of worldwide banks. At first quarter-end 1998, $20.0 million was outstanding under these facilities to fund interim cash requirements.

                                      (19)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     Our investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At first quarter-end 1998, the fair value of our consolidated investment portfolio increased 5% to $9.3 billion, as shown below:

                                 March 31,      December 31,   Percent Change
In millions                        1998             1997        1998 vs. 1997
-----------------------------------------------------------------------------
Insurance operations:
  Amortized cost                    $ 5,445        $  5,292         3%
  Unrealized gain                       262             275        (4%)
-----------------------------------------------------------------------------
Fair value                          $ 5,707        $  5,567         3%
-----------------------------------------------------------------------------

Municipal investment
  agreements:
  Amortized cost                    $ 3,548        $  3,242         9%
  Unrealized gain                        93              99        (7%)
-----------------------------------------------------------------------------
Fair value                          $ 3,641        $  3,341         9%
-----------------------------------------------------------------------------
Total portfolio at fair value       $ 9,348        $  8,908         5%


     The growth of our insurance related investments for the first quarter of 1998 was the result of positive cash flows and proceeds from our financing activities, partially offset by the decrease in unrealized gains caused by higher interest rates at March 31, 1998. The fair value of investments related to our municipal investment agreement business increased to $3.6 billion at March 31, 1998.

     Our investment portfolios are considered to be available-for-sale and the differences between their fair value and amortized cost, net of applicable taxes, are reflected as an adjustment to shareholders' equity. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates occurring after a fixed-income security is purchased, although other factors influence fair value, including credit-related actions, supply and demand forces and other market factors. The weighted-average credit quality of our fixed-income portfolios has been maintained at Double-A since our inception in 1986. Since we generally intend to hold most of our investments to maturity as part of our risk-management strategy, we expect to realize a value substantially equal to amortized cost.


YEAR 2000
---------
With the approach of the new millennium, MBIA is actively managing the Year 2000 issue. This issue results from computer programs which use two digits, rather than four digits to define a year. Our company has already reengineered our significant internal business applications. The costs related to Year 2000 compliance activities did not have a material effect on net income, financial condition or cash flows. We have instituted a corporate-wide effort to address and resolve the system/application tasks associated with Year 2000 at certain subsidiary locations and targeted December 31, 1998 for complete Year 2000 compliance.

     MBIA is also in the process of reviewing our exposure to Year 2000 issues resulting from our vendors and insureds' computer systems. Our company is in the process of contacting vendors and insureds regarding the state of their remediation activities for material Year 2000 issues. Management believes that its activities, if any, necessitated by the response to these inquiries will be substantially completed before the end of 1998. We do not expect that there will be material disruptions to our company's business or an increase in our cost of doing business.

                                      (20)

PART  II  -  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------

         (a)  Exhibits

              11.  Computation of Earnings Per Share Assuming Dilution

              27.  Financial Data Schedule

              99.  Additional Exhibits - MBIA Insurance Corporation and
                     Subsidiaries Consolidated Financial Statements and

                     Capital Markets Assurance Corporation and Subsidiary Consolidated Financial Statements

         (b)  Reports on Form 8-K:

               1. The company filed a report on Form 8-K on January 16, 1998 announcing an amendment to the Agreement and Plan of Merger. A press release was filed making such announcement

               2. The company filed a report on Form 8-K on February 20, 1998, in which the company and CapMAC completed the pending merger in a stock transaction valued at $536 million. A press release was filed making such announcement.




                                      (21)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                           MBIA INC.
                                                 --------------------------
                                                          Registrant




Date:  May 15, 1998                              /s/  JULLIETTE S. TEHRANI
       -------------                             -------------------------
                                                 Julliette S. Tehrani
                                                 Executive Vice President,
                                                 Chief Financial Officer
                                                 and Treasurer




Date:  May 15, 1998                              /s/ ELIZABETH B. SULLIVAN
       -------------                             -------------------------
                                                 Elizabeth B. Sullivan
                                                 Vice President,
                                                 Controller
                                                 (Principal Accounting Officer)



                                      (22)