Form 10-Q
period 1998-06-30
MBIA INC
filed 1998-08-14
CIK 814585

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ NO _____

As of August 10, 1998 there were outstanding 99,261,453 shares of Common Stock, par value $1 per share, of the registrant.

                                      INDEX

                                                                           PAGE
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)
              MBIA Inc. and Subsidiaries

              Consolidated Balance Sheets - June 30, 1998
                  and December 31, 1997                                       3

              Consolidated Statements of Income - Three months and
                  six months ended June 30, 1998 and 1997                     4

              Consolidated Statement of Changes in Shareholders' Equity
                  - Six months ended June 30, 1998                            5

              Consolidated Statements of Cash Flows
                  - Six months ended June 30, 1998 and 1997                   6

              Notes to Consolidated Financial Statements                  7 - 9


Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   10 - 22



PART II       OTHER INFORMATION, AS APPLICABLE

Item 6.       Exhibits and Reports on Form 8-K                               23


SIGNATURES                                                                   24


                                       (2)

                           MBIA INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                                          June 30, 1998        December 31, 1997
                                                                        ----------------       -----------------
                   ASSETS
Investments:
   Fixed-maturity securities held as available-for-sale
     at fair value (amortized cost $5,224,932 and $4,936,822)               $ 5,498,035           $ 5,211,311
   Short-term investments, at amortized cost
     (which approximates fair value)                                            256,702               303,898
   Other investments                                                             52,093                51,693
                                                                        ----------------      ----------------
                                                                              5,806,830             5,566,902

   Municipal investment agreement portfolio
     held as available-for-sale at fair value (amortized cost
     $3,475,844 and $3,241,703)                                               3,603,731             3,341,394
                                                                        ----------------      ----------------
      TOTAL INVESTMENTS                                                       9,410,561             8,908,296

Cash and cash equivalents                                                        44,094                24,716
Securities borrowed or purchased under agreements to resell                     613,263               472,963
Accrued investment income                                                       121,972               121,070
Deferred acquisition costs                                                      226,880               216,165
Prepaid reinsurance premiums                                                    297,704               289,508
Goodwill (less accumulated amortization of $53,043 and $49,486)                 122,827               120,326
Property and equipment, at cost (less accumulated depreciation
   of $34,914 and $26,523)                                                       70,520                65,939
Receivable for investments sold                                                   9,077                13,435
Other assets                                                                    206,203               145,221
                                                                        ----------------      ----------------
      TOTAL ASSETS                                                          $11,123,101           $10,377,639
                                                                        ================      ================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deferred premium revenue                                                 $ 2,172,994           $ 2,090,460
   Loss and loss adjustment expense reserves                                    115,540               103,061
   Municipal investment agreements                                            2,348,330             1,974,165
   Municipal repurchase agreements                                              952,490             1,177,022
   Long-term debt                                                               488,937               488,878
   Short-term debt                                                               20,000                20,000
   Securities loaned or sold under agreements to repurchase                     778,363               606,263
   Deferred income taxes                                                        318,493               298,498
   Deferred fee revenue                                                          48,169                48,126
   Payable for investments purchased                                            111,744                44,007
   Other liabilities                                                            199,537               171,989
                                                                        ----------------      ----------------
      TOTAL LIABILITIES                                                       7,554,597             7,022,469
                                                                        ----------------      ----------------
Shareholders' Equity:
   Preferred stock, par value $1 per share;
     authorized shares--10,000,000; issued and
     outstanding--none                                                              ---                   ---
   Common stock, par value $1 per share;
     authorized shares--200,000,000; issued shares--
     97,984,228 and 97,563,326                                                   97,984                97,563
   Additional paid-in capital                                                 1,147,861             1,128,799
   Retained earnings                                                          2,079,612             1,901,608
   Accumulated other comprehensive income, net of
     deferred income tax provision of $141,364 and $132,026                     252,460               236,095
   Unallocated ESOP shares                                                       (4,083)               (4,083)
   Unearned compensation--restricted stock                                       (5,010)               (4,812)
   Treasury stock, at cost; shares 8,961 in 1998                                   (320)                  ---
                                                                        ----------------      ----------------
      TOTAL SHAREHOLDERS' EQUITY                                              3,568,504             3,355,170
                                                                        ----------------      ----------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $11,123,101           $10,377,639
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

                                       (3)

                           MBIA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                 (Dollars in thousands except per share amounts)

                                                         Three months ended                     Six months ended
                                                              June 30                                June 30
                                                -----------------------------------    ------------------------------------
                                                      1998              1997                 1998               1997
                                                -----------------  ----------------    -----------------   ----------------
Revenues
    Insurance:
      Gross premiums written                           $198,512          $184,043             $319,390           $292,850
      Ceded premiums                                    (27,280)          (29,106)             (41,613)           (39,434)
                                                -----------------  ----------------    -----------------   ----------------
         Net premiums written                           171,232           154,937              277,777            253,416
      Increase in deferred premium revenue              (67,147)          (69,485)             (74,559)           (84,584)
                                                -----------------  ----------------    -----------------   ----------------
         Premiums earned (net of ceded
           premiums of $17,750, $15,128,
           $33,417 and $29,588)                         104,085            85,452              203,218            168,832
      Net investment income                              80,860            72,606              163,128            144,394
      Net realized gains                                  7,802             2,998               13,892              5,657
      Advisory fees                                       7,223             4,213               13,439              8,229
    Investment management services:
      Income                                              8,261             6,649               15,728             13,839
      Net realized gains                                    646                43                7,092              1,652
    Other                                                 9,094             3,376               19,945              6,369
                                                -----------------  ----------------    -----------------   ----------------
         Total revenues                                 217,971           175,337              436,442            348,972
                                                -----------------  ----------------    -----------------   ----------------

Expenses
    Insurance:
      Losses and loss adjustment                         10,344             6,156               15,585             11,134
      Policy acquisition costs, net                       9,015             8,181               18,455             17,828
      Operating                                          14,334            18,117               33,461             36,890
    Investment management services                        4,545             4,006                8,858              8,043
    Interest                                             10,565             9,055               20,985             17,913
    Other                                                12,902             5,264               54,586              9,861
                                                -----------------  ----------------    -----------------   ----------------
         Total expenses                                  61,705            50,779              151,930            101,669
                                                -----------------  ----------------    -----------------   ----------------

Income before income taxes                              156,266           124,558              284,512            247,303

Provision for income taxes                               40,033            28,049               68,006             53,933
                                                -----------------  ----------------    -----------------   ----------------

NET INCOME                                             $116,233          $ 96,509             $216,506           $193,370
                                                =================  ================    =================   ================

NET INCOME PER COMMON SHARE
    BASIC                                              $   1.19          $   1.02             $   2.22           $   2.05
    DILUTED                                            $   1.17          $   1.01             $   2.19           $   2.02

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING
    BASIC                                            97,665,197        94,625,245           97,581,869         94,394,078
    DILUTED                                          99,021,888        95,903,882           98,941,650         95,895,986

               The accompanying notes are an integral part of the
                   consolidated financial statements.

                                       (4)

                                   MBIA INC.

     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                    (In thousands except per share amounts)

                                Common Stock      Additional
                               ---------------      Paid-in     Retained
                               Shares   Amount      Capital     Earnings
                               ------  -------    ----------   ----------

Balance, January 1, 1998       97,563  $97,563    $1,128,799   $1,901,608

Comprehensive income:
 Net income                       ---      ---           ---      216,506
 Other comprehensive income:
  Change in unrealized
   appreciation of investments
   net of change in deferred
   income taxes of $(9,338)       ---      ---           ---          ---
  Change in foreign currency
   translation                    ---      ---           ---          ---
   Other comprehensive income
Comprehensive income

Treasury shares acquired          ---      ---           320          ---

Exercise of stock options         386      386        16,496          ---

Unearned compensation-
 restricted stock                  35       35         2,246          ---

Dividends (declared and
 paid per common share $0.39)     ---      ---           ---      (38,502)
                               ------  -------    ----------   ----------
Balance, June 30, 1998         97,984  $97,984    $1,147,861   $2,079,612
                               ======  =======    ==========   ==========


                                              Unearned      Accumulated
                               Unallocated  Compensation-      Other      Treasury Stock       Total
                                  ESOP       Restricted    Comprehensive  ---------------  Shareholders'
                                 Shares         Stock          Income      Shares  Amount     Equity
                               -----------  -------------  -------------  -------  ------  -------------
Balance, January 1, 1998         $(4,083)      $(4,812)       $236,095        ---     ---     $3,355,170

Comprehensive income:
 Net income                          ---           ---             ---        ---     ---        216,506
 Other comprehensive income:
  Change in unrealized
   appreciation of investments
   net of change in deferred
   income taxes of $(9,338)          ---           ---          17,420        ---     ---         17,420
  Change in foreign currency
   translation                       ---           ---          (1,055)       ---     ---         (1,055)
                                                                                           -------------
   Other comprehensive income                                                                     16,365
                                                                                           -------------
Comprehensive income                                                                             232,871
                                                                                           -------------
Treasury shares acquired             ---           ---             ---        (9)    (320)           ---

Exercise of stock options            ---           ---             ---        ---     ---         16,882

Unearned compensation-
 restricted stock                    ---          (198)            ---        ---     ---          2,083

Dividends (declared and
 paid per common share $0.39)        ---           ---             ---        ---     ---        (38,502)
                               -----------  -------------  -------------  -------  ------  -------------
Balance, June 30, 1998           $(4,083)     $(5,010)        $252,460        (9)   $(320)    $3,568,504
                               ===========  =============  =============  =======  ======  =============


               The accompanying notes are an integral part of the
                   consolidated financial statements.



Disclosure of reclassification amount:
 Unrealized appreciation of
  investments arising
  during the period                           $31,025
 Reclassification of adjustment,
  net of taxes                                (13,605)
                                              -------
 Net unrealized appreciation,
  net of taxes                                $17,420
                                              =======

                                      (5)

                           MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                         Six months ended
                                                                              June 30
                                                                 -----------------------------
                                                                     1998             1997
                                                                 -------------   -------------
Cash flows from operating activities:
     Net income                                                   $  216,506      $  193,370
     Adjustments to reconcile net income to net cash
      provided by operating activities:
      Increase in accrued investment income                             (902)         (2,766)
      Increase in deferred acquisition costs                         (10,715)         (9,747)
      Increase in prepaid reinsurance premiums                        (8,196)         (9,846)
      Increase in deferred premium revenue                            82,755          94,430
      Increase in loss and loss adjustment expense reserves           12,479          11,676
      Depreciation                                                     3,797           2,746
      Amortization of goodwill                                         3,557           3,118
      Amortization of bond discount, net                             (10,813)         (9,148)
      Net realized gains on sale of investments                      (20,984)         (7,309)
      Deferred income taxes                                           10,691           8,598
      Other, net                                                     (37,044)        (30,353)
                                                                 -------------   -------------
      Total adjustments to net income                                 24,625          51,399
                                                                 -------------   -------------

      Net cash provided by operating activities                      241,131         244,769
                                                                 -------------   -------------
Cash flows from investing activities:
     Purchase of fixed-maturity securities, net
      of payable for investments purchased                        (1,146,307)     (1,026,147)
     Sale of fixed-maturity securities, net of
      receivable for investments sold                                532,468         688,137
     Redemption of fixed-maturity securities, net of
      receivable for investments redeemed                            415,571         114,310
     Sale of short-term investments, net                              27,758          13,024
     Sale (purchase) of other investments, net                           286           (844)
     Purchases for municipal investment agreement
      portfolio, net of payable for investments purchased         (1,216,038)       (550,696)
     Sales from municipal investment agreement
      portfolio, net of receivable for investments sold            1,014,644         595,636
     Capital expenditures, net of disposals                           (8,381)         (8,510)
     Other, net                                                       (6,055)        (16,458)
                                                                 -------------   -------------
      Net cash used by investing activities                         (386,054)       (191,548)
                                                                 -------------   -------------
Cash flows from financing activities:
     Net proceeds from issuance of short-term debt                       ---          30,900
     Dividends paid                                                  (36,851)        (33,595)
     Proceeds from issuance of municipal investment
      and repurchase agreements                                    1,186,896         732,821
     Payments for drawdowns of municipal investment
      and repurchase agreements                                   (1,034,426)       (816,133)
     Securities sold under agreements to repurchase                   31,800          54,900
     Exercise of stock options                                        16,882           9,794
                                                                 -------------   -------------
      Net cash provided (used) by financing activities               164,301         (21,313)
                                                                 -------------   -------------
Net increase in cash and cash equivalents                             19,378          31,908
Cash and cash equivalents - beginning of period                       24,716           8,322
                                                                 -------------   -------------
Cash and cash equivalents - end of period                         $   44,094      $   40,230
                                                                 =============   =============
Supplemental cash flow disclosures:
     Income taxes paid                                            $   62,684      $   44,514
     Interest paid:
      Municipal investment and repurchase agreements              $  104,171      $   98,441
      Long-term debt                                                  20,012          16,477
      Short-term debt                                                    567           1,149

               The accompanying notes are an integral part of the
                   consolidated financial statements.

                                      (6)

                           MBIA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 1997 for MBIA Inc. and Subsidiaries (the company). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the company's financial position and results of operations. The results of operations for the six months ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998. The December 31, 1997 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Due to the merger with CapMAC Holdings Inc. (CapMAC) all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of CapMAC as though it had been a part of MBIA.

2.   CapMAC Merger
     On February 17, 1998, MBIA Inc. and CapMAC consummated a merger accounted for as a pooling of interests. Under the terms of the merger, CapMAC shareholders received 0.4675 of a share of MBIA Inc. common stock for each CapMAC share, for a total of 8,102,255 newly issued shares of MBIA Inc.
     common stock, the value of which was $536 million. The results of operations for the separate companies and the merged amounts presented in the consolidated financial statements follow:

                                                Six Months Ended
         (In thousands)                          June 30, 1997
                                                ----------------
         Revenues:
           MBIA Inc.                               $306,872
           CapMAC Holdings, Inc.                     42,100
                                                  ---------
           Merged                                  $348,972
                                                  =========

         Net Income:
           MBIA Inc.                               $179,959
           CapMAC Holdings, Inc.                     13,411
                                                  ---------
          Merged                                   $193,370
                                                  =========

                                       (7)

                           MBIA INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



3.   Dividends Declared
     Dividends declared by the company during the six months ended June 30, 1998 30, 1998 were $38.5 million.

4.   Comprehensive Income
     As of January 1, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the company's net income or shareholders' equity. The company's comprehensive income consists of unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which are presented net of deferred taxes. Prior to adoption of SFAS 130, these accounts were reported separately in shareholders' equity.

5.   Recent Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. Adoption of SFAS 133 is not expected to have a material impact on the consolidated financial statements.

     In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements, and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. Under SFAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The company's future segment presentation has not yet been determined.


                                       (8)

                           MBIA INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.   Subsequent Events
     On July 21, 1998, MBIA Inc. announced that it expects that the company's unallocated loss reserve will be sufficient to meet anticipated losses arising from the bankruptcy filing of Delaware Valley Obligated Group
     (DVOG). As a result, the company does not expect losses from this insured credit to affect its earnings. MBIA has insured $256 million of net par outstanding of DVOG, an entity comprising five hospitals and a medical university in the Philadelphia area that is part of Allegheny Health, Education and Research Foundation (AHERF) based in Pittsburgh, Pa. AHERF has announced that DVOG will be part of a bankruptcy reorganization filing. As of June 30, 1998, the company's unallocated case reserve was $78 million.

     On July 28, 1998, the company filed a shelf registration with the U.S. Securities and Exchange Commission of up to $350 million in debt securities, preferred stock and/or common stock. Any proceeds from the proposed offering will be used to provide additional capital and for general corporate purposes.

     On July 31, 1998, the company announced that it had completed the merger of its investment business with 1838 Investment Advisors (1838). Located in Radnor, Pa., 1838 is a full-service asset management firm with a strong institutional focus. The company manages over $6 billion in equity, fixed-income and balanced portfolios for a client base comprised of high-net-worth individuals, municipalities, endowments, foundations and corporate employee-benefits plans. 1838 acts as investment advisor to 1838 Investment Advisors Funds and 1838 Bond Debenture Trading Fund. 1838 will be part of a newly formed holding company, MBIA Asset Management
     Corporation, which consolidates MBIA's investment management operations. The transaction is structured as a tax-free exchange and accounted for as a "pooling of interests." MBIA expects the acquisition to be non-dilutive to 1998 earnings per share, excluding merger-related costs, and accretive thereafter.


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

     In February 1998, we merged with CapMAC Holdings Inc., a leading company insuring structured finance transactions. This merger will strengthen MBIA's position as the leading financial guarantor and expand our capabilities in the rapidly growing structured finance market.

     MBIA also provides investment management products, as well as municipal and consulting services to the public sector. In July 1998, we merged our investment business with 1838 Investment Advisors. MBIA also formed a holding company, MBIA Asset Management to consolidate all of our investment operations.


RESULTS OF OPERATIONS
---------------------
SUMMARY
The following chart presents highlights of our consolidated financial results for the second quarter and first half of 1998 and 1997. The 1997 results have been restated to reflect the merger, which has been accounted for as a "pooling of interests." In addition, all per share results have been retroactively adjusted to include the effect of a two-for-one stock split effective October 1, 1997:


                                      (10)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                         Percent Change
                                                   --------------------------
                                                   2nd Quarter   Year-to-date
                                                   -----------   ------------
                     2nd Quarter         June 30        1998         1998
                    --------------   --------------      vs.          vs.
                     1998     1997    1998     1997     1997         1997
-----------------------------------------------------------------------------
Net income
(in millions)       $116.2    $96.5   $216.5   $193.4    20%          12%

Per share data:
  Net income*       $ 1.17    $1.01   $ 2.19   $ 2.02    16%           8%
  Operating
    earnings*       $ 1.13    $0.99   $ 2.24   $ 1.97    14%          14%
  Core earnings*    $ 1.03    $0.91   $ 2.05   $ 1.81    13%          13%

    Book value                        $36.47   $30.75                19%
  Adjusted book
    value                             $51.19   $45.02                14%
-----------------------------------------------------------------------------
*Diluted

     We believe that core earnings, which exclude the effects of refundings and calls of our insured issues, realized capital gains and losses on our investment portfolio and the nonrecurring merger-related charge, provides the most indicative measure of our underlying profit trend. In 1998, core earnings per share increased by 13% for both the second quarter and first six months over the comparable periods in 1997. The consistent double-digit increases in quarterly year-to-year core earnings over the past 24 quarters are due primarily to growth in premiums earned and net investment income generated by our insurance operations, as well as the contributions of operating earnings from our investment management services businesses.

     Our 1998 second quarter net income rose 20% over the comparable period in 1997. On a per share basis, net income increased 16% over last year's second quarter. For the first six months of 1998, net income and net income per share increased 12% and 8%, respectively, over the comparable periods of 1997.

     Operating earnings per share, which exclude the impact of realized capital gains and losses and the one time merger-related charge, increased to $1.13 and $2.24 for the second quarter and six months, respectively, representing a 14% increase for both periods. In the first quarter we recorded a one-time merger-related charge of $0.19 per share.


                                      (11)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Our book value at second quarter-end 1998 was $36.47 per share, up from $30.75 at second quarter-end 1997. As with core earnings, we believe that a more appropriate measure of a financial guarantee company's intrinsic value is its adjusted book value. It is defined as book value plus the after-tax effects of our net deferred premium revenue, net of deferred acquisition costs, plus the present value of unrecorded future installment premiums, plus the unrealized gain or loss on investment contract liabilities. The following table presents the components of our adjusted book value per share:


                                        June 30,   June 30,  Percent Change
                                         1998        1997    1998 vs. 1997
       ---------------------------- ------------- --------- ----------------
       Book value                        $36.47    $30.75          19%
       After-tax value of:
         Net deferred premium
          revenue, net of
          deferred acquisition
          costs                           10.95     10.25           7%
         Present value of future
          installment premiums*            3.82      3.42          12%
         Unrealized (loss) gain
          on investment contract
          liabilities                     (0.05)     0.60        (108%)
       ---------------------------- ------------- --------- ----------------
       Adjusted book value               $51.19    $45.02          14%
       ---------------------------- ------------- --------- ----------------
   * The discount rate used to present value future installment premiums was 9%.

     Our adjusted book value per share was $51.19 at June 30, 1998, a 14% increase from June 30, 1997. The increase was due to our strong operating results, growth from new business, and, with lower interest rates, the increase in the fair value of our fixed-income investment portfolios.


FINANCIAL GUARANTEE INSURANCE
For the first six months of 1998 total gross premiums written (GPW) increased by 9% to $319.4 million from $292.9 million in 1997. GPW, as reported on our financial statements, reflects cash receipts only and does not include the value of future premium receipts expected for installment-based insurance policies originated in the period. To provide additional information regarding year-to-year changes in new business premium production, we discuss our adjusted gross premiums (AGP), which include our upfront premiums as well as the estimated present value of current and future premiums from installment-based insurance policies issued in the period. MBIA's premium production in terms of GPW and AGP for the second quarters and first half of 1998 and 1997 is presented in the following table:


                                      (12)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                         Percent Change
                                                   --------------------------
                                                   2nd Quarter   Year-to-date
                                                   -----------   ------------
                     2nd Quarter     Year-to-date       1998          1998
                    --------------   --------------      vs.           vs.
In millions         1998     1997    1998     1997      1997          1997
-----------------------------------------------------------------------------
Premiums written:
  GPW               $198.5  $184.0    $319.4   $292.9     8%           9%
  AGP               $245.7  $197.8    $384.1   $325.3    24%          18%

We estimate the present value of our total future installment premium stream on outstanding policies to be $574.8 million at second quarter-end 1998, compared with $498.6 million at second quarter-end 1997.

MUNICIPAL MARKET New issuance in the municipal market was $71.3 billion for the second quarter of 1998, up 41% from $50.5 billion in the second quarter of 1997. The insured portion of this market was 56%, the same as last year's second quarter. With a 39% market share, we continued our market leadership in the new issue insured municipal market.

The overall domestic municipal market new issuance statistics and MBIA's par and premium writings in both the new issue and secondary domestic municipal finance markets are shown in the following table:

                                                         Percent Change
                                                   --------------------------
                                                   2nd Quarter   Year-to-date
                                                   -----------   ------------
                     2nd Quarter     Year-to-date       1998          1998
  Domestic          --------------   --------------      vs.           vs.
  Municipal         1998     1997    1998     1997      1997          1997
-----------------------------------------------------------------------------
Total new issue
  market:*
 Par value
  (in billions)     $ 71.3   $ 50.5   $136.9    $ 85.8     41%          59%
 Insured
  penetration         56%      56%      54%       56%
 MBIA market
    share             39%      50%      36%       47%

MBIA insured:
 Par value:
  (in billions)     $ 18.5   $ 14.5   $ 28.5    $ 23.0     28%          24%
 Premiums:
   (in millions)
   GPW              $136.9   $139.1   $204.4    $214.9    ( 2%)        ( 5%)
   AGP              $140.1   $143.8   $208.0    $221.5    ( 3%)        ( 6%)
-----------------------------------------------------------------------------

* Market data are reported on a sale date basis while MBIA's insured data are based on closing date information. Typically, there can be a one- to four-week delay between the sale date and closing date of an insured issue.

STRUCTURED FINANCE MARKET The par value issuance in the asset-backed securities market (excluding private placements and mortgage-backed securities, for which market data are unavailable) increased 32% in the second quarter and 18% on a year-to-date basis.


                                      (13)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


For the second quarter of 1998, MBIA insured $12.4 billion of par value of asset-backed securities (including mortgage-backed securities) compared with $5.2 billion in the comparable period last year. GPW for the quarter increased by 29% to $30.8 million from $23.9 million for the same period last year while AGP increased 73% to $51.7 million from $29.8 million. On a year-to-date basis, MBIA's domestic structured finance volume rose 62% to $21.2 billion of par value compared with $13.1 billion in the first six months of 1997, and GPW and AGP increased 32% and 15%, respectively. Details regarding the asset-backed market and MBIA's par and premium writings in both the domestic new issue and secondary structured finance markets (which includes mortgaged-backed as well as asset-backed securities) are shown in the following table:

                                                        Percent Change
                                                   --------------------------
                                                   2nd Quarter   Year-to-date
                                                   -----------   ------------
                       2nd Quarter     Year-to-date      1998          1998
Domestic              -------------   --------------      vs.           vs.
Structured Finance    1998     1997    1998     1997     1997          1997
-----------------------------------------------------------------------------
Total asset-backed
 Market:*
 Par value
   (in billions)      $46.2   $34.9    $82.6    $70.1      32%          18%

MBIA insured:
 Par value:
  (in billions)       $12.4   $ 5.2    $21.2    $13.1     137%          62%
 Premiums:
  (in millions)
    GPW               $30.8   $23.9    $61.1    $46.3      29%          32%
    AGP               $51.7   $29.8    $79.7    $69.5      73%          15%
----------------------------------------------------------------------------
*    Market data exclude mortgage-backed securities and private placements.

INTERNATIONAL  MARKET  In late  1995,  we  formed  a joint  venture  with  AMBAC
Assurance Corporation (another leading Triple-A rated financial guarantee insurer) to market financial guarantee insurance internationally. This initiative has contributed to a substantial expansion of our international business. For the first six months, par value written increased by 268%. AGP increased by 266% while GPW increased by 81% reflecting a growing proportion of installment based policies written in the international market. Our international municipal and structured finance business volume in the new issue and secondary markets for the second quarters and first half of 1998 and 1997 is illustrated in the following table:

                                                         Percent Change
                                                   --------------------------
                                                   2nd Quarter   Year-to-date
                                                   -----------   ------------
                     2nd Quarter     Year-to-date       1998         1998
                    --------------   --------------      vs.          vs.
  International     1998     1997    1998     1997      1997         1997
-----------------------------------------------------------------------------
Par value
  (in billions)    $ 4.3    $ 1.5    $ 6.7   $ 1.8      196%          268%
Premiums:
  (in millions)
     GPW           $21.2    $16.0    $40.4   $22.3       33%           81%
     AGP           $41.7    $17.1    $81.3   $22.2      144%          266%


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

     Premiums ceded to reinsurers from all insurance operations were $41.6 million and $27.3 million in the first six months and second quarter of 1998, respectively. For the first six months, cessions as a function of GPW were 13% in both 1998 and 1997. Any variance in the level of cessions generally reflects the higher or lower utilization of treaty or facultative reinsurance required to comply with regulatory constraints or our own single risk limits.

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

                                                        Percent Change
                                                   --------------------------
                                                   2nd Quarter   Year-to-date
                                                   -----------   ------------
                      2nd Quarter     Year-to-date      1998         1998
                     -------------    -------------      vs.          vs.
  In millions        1998     1997    1998    1997      1997         1997
  -----------------------------------------------------------------------------
  Premiums earned:
   Scheduled       $ 87.3   $73.2   $170.6   $143.0     19%           19%
   Refunded          16.8    12.3     32.6     25.8     37%           26%
  ---------------------------------------------------------------------------
  Total            $104.1   $85.5   $203.2   $168.8     22%           20%

     The year-to-year increase in premiums earned from scheduled amortization reflects the additive effect of new business written, including the expanding installment premium activity from the structured finance and international sectors.

INVESTMENT INCOME Our insurance related investment income (exclusive of realized capital gains) increased by 13% to $163.1 million in the first six months of 1998 from $144.4 million in 1997. For the quarter, net investment income was $80.9 million, an 11% increase over the same period last year. The increases were primarily due to the growth of cash flow available for investment. Our cash flows were generated from operations, the compounding of previously earned and reinvested investment income. Insurance related net realized capital gains were $13.9 million in the first six months of 1998 and $5.7 million in 1997. These realized gains were generated as a result of ongoing management of the investment portfolio.

ADVISORY FEES As a result of the CapMAC merger, the company collects fee revenues in conjunction with certain structured finance transactions. In the second quarter of 1998, fee revenues recognized rose 71% to $7.2 million from $4.2 million. For the first six months fee revenues recognized rose 63% to $13.4 million in 1998 from $8.2 million in 1997. Certain fees are deferred and earned over the life of the transactions.

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


                                      (16)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We periodically evaluate our estimates for losses and LAE and any resulting adjustments are reflected in current earnings. We believe that our reserving methodology and the resulting reserves are adequate to cover the ultimate net cost of claims. However, the reserves are necessarily based on estimates, and there can be no assurance that any ultimate liability will not exceed such estimates. The following table shows the case-specific and unallocated components of our total loss and LAE reserves at the first half of 1998 and 1997:

                      June 30,    June 30,        Percent Change
In millions             1998        1997          1998 vs. 1997
-----------------------------------------------------------------
Reserves:
     Case-specific      $ 37.5      $20.5             83%
     Unallocated          78.0       61.5             27%
-----------------------------------------------------------------
Total                   $115.5      $82.0             41%

Provision               $ 15.6      $11.1             40%

     Our provision for losses and LAE increased in tandem with new business writings in accordance with our loss reserving methodology. The changes in the case-specific reserve had no impact on our net income since they were offset by corresponding changes in the unallocated portion of the total reserve.

     In the third quarter we announced a possible claim with respect to a hospital transaction. At this time we do not anticipate losses to be larger than MBIA's unallocated portion of the loss reserve.

OPERATING EXPENSES Those expenses related to the production of our insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. Our company's policy acquisition costs, general operating expenses and total operating expenses are shown in the following table:

                                                        Percent Change
                                                   --------------------------
                                                   2nd Quarter   Year-to-date
                                                   -----------   ------------
                      2nd Quarter     Year-to-date    1998         1998
                     --------------   ------------     vs.          vs.
  In millions         1998     1997    1998   1997    1997         1997
-----------------------------------------------------------------------------
  Policy acquisition
    costs, net       $ 9.0    $ 8.2   $18.4   $17.8     10%           4%
  Operating           14.3     18.1    33.5    36.9    (21%)         (9%)
  ----------------------------------------------------------------------------
  Total insurance
    operating
    expenses         $23.3    $26.3   $51.9   $54.7    (11%)         (5%)
-----------------------------------------------------------------------------

                                      (17)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     For first six months and second quarter of 1998, policy acquisition costs net of deferrals increased 4% and 10%, respectively. The ratio of policy acquisition costs net of deferrals to earned premiums has remained relatively constant in the 9% range for the first six months and second quarters of 1998 and 1997. Operating expenses decreased by 9% for the first six months and 21% for the second quarter over the prior year's comparable periods, resulting from the synergies of the CapMAC acquisition.

OTHER EXPENSES Included in other expenses for the first half is a $29.5 million one-time charge related to the CapMAC merger, which includes investment banking and legal fees and severance expense, recorded in the first quarter.

INVESTMENT MANAGEMENT AND MUNICIPAL SERVICES
In late 1997, MBIA's investment management and municipal services businesses were brought together under one umbrella: the Investment Management and Financial Services Division. This new organization will enable us to more effectively expand our franchise in the public sector and make the most of cross-marketing opportunities among our various businesses. In the third quarter MBIA formed a holding company, MBIA Asset Management Corporation, to consolidate our investment management operations.

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

MBIA INVESTMENT MANAGEMENT CORP. (IMC) provides customized guaranteed investment agreements and flexible repurchase agreements for bond proceeds and other public funds. At second quarter-end 1998, principal and accrued interest outstanding on investment and repurchase agreements was $3.3 billion compared with $3.2 billion at second quarter-end 1997. At amortized cost, the assets supporting IMC's investment agreement liabilities were $3.5 billion and $3.3 billion at June 30, 1998 and 1997, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

     IMC, from time to time, uses derivative financial instruments to manage interest rate risk. We have established policies limiting the amount, type and concentration of such instruments. By matter of policy, derivative positions can only be used to hedge interest rate exposures and not for speculative trading purposes. At second quarter-end 1998, our exposure to derivative financial instruments was not material.

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

     In January 1997, MuniServices acquired a 95% interest in Municipal Tax Bureau (MTB), a provider of tax revenue compliance and collection services to public entities. In July 1997, MuniServices acquired MuniFinancial, a public finance consulting firm specializing in municipal debt administration. In January 1998, Muni Resources, a revenue audit and information services firm, was also acquired.

MBIA & ASSOCIATES CONSULTING, INC. was established in 1997 to provide assistance to state and local governments, colleges and universities, and international public and private sector clients seeking to strengthen their strategic financial planning and management capabilities.

INTEREST EXPENSE
Interest expense in the first six months and second quarter of 1998, was $21.0 million and $10.6 million, respectively, compared with $17.9 million and $9.1 million in the same periods last year. The increase in interest expense was due to the $100 million addition to MBIA's long-term debt in July 1997.

TAXES
In general, our tax policy is to optimize our after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, we will see our tax rate fluctuate from time to time as we manage our investment portfolio on a total return basis. Our effective tax rate increased to 24% for the first six months of 1998 from 22% for the comparable period in 1997, as we shifted to holding a higher proportion of taxable securities.


                                      (19)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES
-----------------
We carefully manage our capital resources to optimize our cost of capital, while maintaining appropriate claims-paying resources to sustain our Triple-A claims-paying ratings. At the end of the second quarter, our total capital was $3.6 billion with total long-term borrowings at $489 million. We use debt financing to lower our overall cost of capital, thereby increasing our return on shareholders' equity. We maintain debt at levels we consider to be prudent based on our cash flow and total capital. The following table shows our long-term debt and ratios we use to measure it:

                                       June 30,            December 31,
                                         1998                  1997
----------------------------------- --------------- ----------------------
Long-term debt (in millions)            $489                   $489
Long-term debt to total capital           12%                    13%
Ratio of earnings to fixed charges      14.1x                  14.0x

     In addition, our insurance company has a $825 million irrevocable standby line of credit with a group of major Triple-A rated banks to provide funds for the payment of claims in the event that severe losses should occur. The agreement is for a seven-year term which expires on September 30, 2004 and, subject to approval by the banks, may be renewed annually to extend the term to seven years beyond the renewal date. MBIA also has available stop-loss reinsurance coverage of $75 million in excess of certain incurred losses of $150 million.

     From time to time MBIA accesses the capital markets to support the growth of our businesses. In July 1997, to provide us with additional capital for growth, we raised $126 million of equity and issued $100 million of 30-year debentures. In July 1998, to provide us with flexibility to access the capital markets when market and business conditions are favorable, we filed a registration statement with the SEC to allow us to offer and sell a combination of up to $350 million of debt securities, common stock and/or preferred stock.

     As of June 30, 1998, total claims-paying resources for our insurance company stood at $7.2 billion, a 16% increase over 1997.


LIQUIDITY
---------
Cash flow needs at the parent company level are primarily for dividends to our shareholders and interest payments on our debt. These requirements have historically been met by upstreaming dividend payments from our insurance company, which generates substantial cash flow from premium writings and investment income. In the first six months of 1998, operating cash flow was $241 million.


                                      (20)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     Under New York state insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In our case, dividends in any 12-month period cannot be greater than 10% of policyholders' surplus. In the first six months of 1998 our insurance company paid no dividends and at June 30, 1998 had dividend capacity of $208 million without special regulatory approval.

     Our company has significant liquidity supporting its businesses. At the end of the second quarter, cash equivalents and short-term investments totaled $301 million. Should significant cash flow reductions occur in any of our businesses, for any combination of reasons, we have additional alternatives for meeting ongoing cash requirements. They include, among other things, selling or pledging our fixed-income investments from our investment portfolio, tapping existing liquidity facilities and new borrowings.

     Our company has substantial external borrowing capacity. We maintain three short-term bank lines totaling $450 million with a group of worldwide banks. At second quarter-end 1998, $20 million was outstanding under these facilities to fund interim cash requirements.

     Our investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At the end of the second quarter 1998, the fair value of our consolidated investment portfolio increased to $9.4 billion, as shown below:

                             June 30,       December 31,    Percent Change
In millions                    1998             1997         1998 vs. 1997
----------------------- --------------- ----------------- -------------------
Insurance operations:
  Amortized cost              $5,534          $5,292            5%
  Unrealized gain                273             275           (1%)
----------------------- --------------- ----------------- -------------------
Fair value                    $5,807          $5,567            4%
----------------------- --------------- ----------------- -------------------

Municipal investment
  agreements:
  Amortized cost              $3,476          $3,242             7%
  Unrealized gain                128              99            28%
----------------------- --------------- ----------------- -------------------
Fair value                    $3,604          $3,341             8%
----------------------- --------------- ----------------- -------------------
Total portfolio
  at fair value               $9,411          $8,908             6%


The increase in the fair value of our insurance related investments for the period was a result of the increase in our invested assets from positive cash flows partially offset by a nominal decrease in unrealized gains. The fair value of investments related to our municipal investment agreement business increased to $3.60 billion at June 30, 1998 from $3.34 billion at December 31, 1997, reflecting the growth of new business volume in the second quarter.


                                      (21)

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

YEAR 2000
With the approach of the new millenium, MBIA is actively managing the Year 2000 issue. This issue results from computer programs which use two digits, rather than four digits to define a year. Our company has already reengineered our significant internal business applications. We have instituted a corporate-wide effort to address and resolve the system/application tasks associated with Year 2000 at subsidiary locations and expect them to be Year 2000 compliant. We do not expect that other costs related to Year 2000 compliance activities will have a material effect on net income, financial condition or cash flows.

     MBIA is also in the process of reviewing our exposure to Year 2000 issues resulting from our vendors and insureds' computer systems. Our company is in the process of contacting vendors and insureds regarding the state of their remediation activities for material Year 2000 issues. Management believes that its activities, if any, necessitated by the response to these inquiries will be substantially completed before the end of 1998. We do not expect that there will be material disruptions to our company's business or material costs associated with any Year 2000 disruption by our issuers.

FORWARD-LOOKING  STATEMENTS
This filing contains forward-looking statements. Important factors such as general market conditions and the competitive environment could cause actual results to differ materially from those projected in these forward-looking statements. The company undertakes no obligation to revise or update any forward-looking statements to reflect changes in events or expectations or otherwise.


                                      (22)

PART  II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11.   Computation of Earnings Per Share Assuming Dilution

              27.   Financial Data Schedule

              99.   Additional Exhibits - MBIA Insurance Corporation and
                      Subsidiaries Consolidated Financial Statements

         (b) Reports on Form 8-K -- No reports on Form 8-K were filed in this quarter.

                                      (23)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                        MBIA INC.
                                                 ------------------------------
                                                        Registrant




Date:      August 13, 1998                          /s/  JULLIETTE S. TEHRANI
          ------------------                     ------------------------------
                                                 Julliette S. Tehrani
                                                 Executive Vice President,
                                                 Chief Financial Officer
                                                 and Treasurer




Date:      August 13, 1998                         /s/ ELIZABETH B. SULLIVAN
          ------------------                     ------------------------------
                                                 Elizabeth B. Sullivan
                                                 Managing Director
                                                 Controller
                         (Principal Accounting Officer)




                                      (24)