Form 10-Q
period 1998-09-30
MBIA INC
filed 1998-11-16
CIK 814585

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                    (X) QUARTERLY REPORT UNDER SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 1998


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ NO _____

As of November 10,1998 there were outstanding 99,351,231 shares of Common Stock, par value $1 per share, of the registrant.

                                      INDEX



                                                                       PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         MBIA Inc. and Subsidiaries

         Consolidated Balance Sheets - September 30, 1998
             and December 31, 1997                                     3

         Consolidated Statements of Income - Three months and
             nine months ended September 30, 1998 and 1997             4

         Consolidated Statement of Changes in Shareholders' Equity
             - Nine months ended September 30, 1998                    5

         Consolidated Statements of Cash Flows
             - Nine months ended September 30, 1998 and 1997           6

         Notes to Consolidated Financial Statements                    7-9


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      10-25



PART II  OTHER INFORMATION, AS APPLICABLE

Item 6.  Exhibits and Reports on Form 8-K                             26


SIGNATURES                                                            27



                                       (2)

                           MBIA INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                                       September 30, 1998           December 31, 1997
                                                                     -----------------------    -------------------------
                          ASSETS
Investments:
   Fixed-maturity securities held as available-for-sale
     at fair value (amortized cost $5,454,390 and $4,936,760)                  $ 5,842,968                 $ 5,211,311
   Short-term investments, at amortized cost
     (which approximates fair value)                                               318,335                     303,898
   Other investments                                                                67,468                      51,693
                                                                         ------------------         -------------------
                                                                                 6,228,771                   5,566,902
   Municipal investment agreement portfolio
     held as available-for-sale at fair value (amortized
     cost $3,400,764 and $3,241,703)                                             3,572,835                   3,341,394
                                                                         ------------------         -------------------
      TOTAL INVESTMENTS                                                          9,801,606                   8,908,296

Cash and cash equivalents                                                           35,330                      26,296
Securities borrowed or purchased under agreements to resell                        561,763                     472,963
Accrued investment income                                                          114,094                     121,090
Deferred acquisition costs                                                         236,768                     216,165
Prepaid reinsurance premiums                                                       295,175                     289,508
Reinsurance recoverable on unpaid losses                                           170,000                         ---
Goodwill (less accumulated amortization of $62,604 and $55,788)                    135,478                     121,642
Property and equipment, at cost (less accumulated depreciation
   of $38,697 and $31,882)                                                          73,565                      66,709
Receivable for investments sold                                                     23,961                      13,435
Other assets                                                                       218,887                     148,887
                                                                         ------------------         -------------------
      TOTAL ASSETS                                                             $11,666,627                 $10,384,991
                                                                         ==================         ===================
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deferred premium revenue                                                    $ 2,205,690                 $ 2,090,460
   Loss and loss adjustment expense reserves                                       282,044                     103,061
   Municipal investment agreements                                               2,412,500                   1,974,165
   Municipal repurchase agreements                                                 991,519                   1,177,022
   Long-term debt                                                                  638,967                     488,878
   Short-term debt                                                                     ---                      20,000
   Securities loaned or sold under agreements to repurchase                        579,363                     606,263
   Deferred income taxes                                                           376,091                     298,498
   Deferred fee revenue                                                             45,558                      48,126
   Payable for investments purchased                                               126,514                      44,007
   Other liabilities                                                               234,563                     172,999
                                                                         ------------------         -------------------
      TOTAL LIABILITIES                                                          7,892,809                   7,023,479
                                                                         ------------------         -------------------

Shareholders' Equity:
   Preferred stock, par value $1 per share; authorized shares--
     10,000,000; issued and outstanding--none                                          ---                         ---
   Common stock, par value $1 per share; authorized shares--
     200,000,000; issued shares-- 99,323,511 and 98,754,523                         99,324                      98,754
   Additional paid-in capital                                                    1,159,024                   1,133,950
   Retained earnings                                                             2,162,768                   1,901,608
   Accumulated other comprehensive income, net of
     deferred income tax provision of $196,632 and $132,026                        362,015                     236,095
   Unallocated ESOP shares                                                          (4,083)                     (4,083)
   Unearned compensation--restricted stock                                          (4,595)                     (4,812)
   Treasury stock, at cost; shares 18,800 in 1998                                     (635)                        ---
                                                                         ------------------         -------------------
      TOTAL SHAREHOLDERS' EQUITY                                                 3,773,818                   3,361,512
                                                                         ------------------         -------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $11,666,627                 $10,384,991
                                                                         ==================         ===================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                       (3)

                           MBIA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                 (Dollars in thousands except per share amounts)

                                                       Three months ended                      Nine months ended
                                                          September 30                           September 30
                                                 ------------------------------         ------------------------------
                                                    1998               1997                1998                1997
                                                 -----------        ----------          -----------         ----------
Revenues
    Insurance:
      Gross premiums written                        $167,355          $146,941             $486,745           $439,791
      Ceded premiums                                 (27,498)          (23,632)             (69,111)           (63,066)
                                                 -----------        ----------          -----------         ----------
         Net premiums written                        139,857           123,309              417,634            376,725
      Increase in deferred premium revenue           (34,214)          (35,622)            (108,773)          (120,206)
                                                 -----------        ----------          -----------         ----------
         Premiums earned (net of ceded
           premiums of $30,027, $14,906,
           $63,444 and $44,494)                      105,643            87,687              308,861            256,519
      Net investment income                           84,067            77,027              247,195            221,421
      Net realized gains                               9,089             6,119               22,981             11,776
      Advisory fees                                    4,696             4,411               18,135             12,640
    Investment management services:
      Income                                          16,047            11,619               44,332             34,954
      Net realized gains                               4,787               391               11,879              2,043
    Other                                             11,657             8,063               31,602             14,432
                                                 -----------        ----------          -----------         ----------
      Total revenues                                 235,986           195,317              684,985            553,785
                                                 -----------        ----------          -----------         ----------
Expenses
    Insurance:
      Losses and loss adjustment                       9,028             6,420               24,613             17,554
      Policy acquisition costs, net                    6,869             8,377               25,324             26,205
      Operating                                       20,762            19,508               54,223             56,398
    Investment management services                     8,614             7,234               25,401             21,494
    Interest                                          10,974            10,303               31,959             28,216
    Other                                             36,159             6,281               90,745             16,142
                                                 -----------        ----------          -----------         ----------
         Total expenses                               92,406            58,123              252,265            166,009
                                                 -----------        ----------          -----------         ----------
Income before income taxes                           143,580           137,194              432,720            387,776

Provision for income taxes                            35,337            30,642              103,343             84,575
                                                 -----------        ----------          -----------         ----------
Net income                                          $108,243          $106,552             $329,377           $303,201
                                                 ===========        ==========          ===========         ==========
Net income per common share
    Basic                                           $   1.09           $  1.09             $   3.33           $   3.15
    Diluted                                         $   1.08           $  1.07             $   3.29           $   3.10

Weighted average number of
    common shares outstanding
    Basic                                         99,098,611        98,008,870           98,882,373         96,398,516
    Diluted                                      100,230,622        99,329,666          100,171,148         97,839,020

               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                      (4)

                           MBIA INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                  For the nine months ended September 30, 1998

                     (In thousands except per share amounts)

                                                                                               Unearned
                                       Common Stock    Additional              Unallocated   Compensation-
                                     ----------------    Paid-in    Retained      ESOP        Restricted
                                     Shares    Amount    Capital    Earnings     Shares          Stock
                                     ------   -------  ----------  ----------  -----------   -------------
Balance, January 1, 1998             98,754   $98,754  $1,133,950  $1,901,608     $(4,083)        $(4,812)
Comprehensive income:
   Net income                           ---       ---         ---     329,377         ---             ---
   Other comprehensive income:
     Change in unrealized
       appreciation of investments
       net of change in deferred
       income taxes of $(64,606)        ---       ---         ---         ---         ---             ---
     Change in foreign currency
       translation                      ---       ---         ---         ---         ---             ---

       Other comprehensive income

Comprehensive income

Treasury shares acquired                ---       ---         635         ---         ---             ---

Exercise of stock options               535       535      22,242         ---         ---             ---

Unearned compensation-
   restricted stock                      35        35       2,197         ---         ---             217

Dividends (declared per common
   share $0.590, paid per
   common share $0.585)                 ---       ---         ---     (68,217)        ---             ---
                                     ------   -------  ----------  ----------  -----------   -------------
Balance, September 30, 1998          99,324   $99,324  $1,159,024  $2,162,768     $(4,083)        $(4,595)
                                     ======   =======  ==========  ==========  ===========   =============

                                     Accumulated
                                        Other      Treasury Stock     Total
                                    Comprehensive  --------------  Shareholders'
                                        Income     Shares  Amount     Equity
                                    -------------  ------  ------  -------------
Balance, January 1, 1998                 $236,095     ---     ---    $3,361,512

Comprehensive income:
   Net income                                 ---     ---     ---       329,377
   Other comprehensive income:
     Change in unrealized
       appreciation of investments
       net of change in deferred
       income taxes of $(64,606)          120,717     ---     ---       120,717
     Change in foreign currency
       translation                          5,203     ---     ---         5,203
                                                                    -----------
       Other comprehensive income                                       125,920
                                                                    -----------
Comprehensive income                                                    455,297
                                                                    -----------
Treasury shares acquired                      ---      19   (635)           ---

Exercise of stock options                     ---     ---    ---         22,777

Unearned compensation-
   restricted stock                           ---     ---    ---          2,449

Dividends (declared per common
   share $0.590, paid per
   common share $0.585)                       ---     ---    ---        (68,217)
                                    -------------  ------  ------  -------------
Balance, September 30, 1998              $362,015      19  $(635)    $3,773,818
                                    =============  ======  ======  =============

Disclosure of reclassification amount:
  Unrealized appreciation of
    investments arising
    during the period                      $143,287
  Reclassification of adjustment,
    net of taxes                            (22,570)
                                           --------
  Net unrealized appreciation,
    net of taxes                           $120,717
                                           ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      (5)

                           MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                       Nine Months ended
                                                                                         September 30
                                                                              -----------------------------------
                                                                                  1998                 1997
                                                                              --------------       --------------
Cash flows from operating activities:
     Net income                                                                   $ 329,377            $ 303,201
     Adjustments to reconcile net income to net cash
      provided by operating activities:
      Decrease (increase) in accrued investment income                                6,996               (3,163)
      Increase in deferred acquisition costs                                        (20,603)             (13,326)
      Increase in prepaid reinsurance premiums                                       (5,667)             (18,572)
      Increase in deferred premium revenue                                          114,440              138,778
      Increase in loss and loss adjustment expense reserves                           8,983               18,336
      Depreciation                                                                    6,138                4,440
      Amortization of goodwill                                                        6,816                5,743
      Amortization of bond discount, net                                            (17,304)             (15,123)
      Net realized gains on sale of investments                                     (34,860)             (13,818)
      Deferred income taxes                                                          12,927               16,158
      Other, net                                                                       (205)             (24,514)
                                                                              --------------       --------------
      Total adjustments to net income                                                77,661               94,939
                                                                              --------------       --------------

      Net cash provided by operating activities                                     407,038              398,140
                                                                              --------------       --------------

Cash flows from investing activities:
     Purchase of fixed-maturity securities, net
      of payable for investments purchased                                       (1,700,367)          (1,762,303)
     Sale of fixed-maturity securities, net of
      receivable for investments sold                                               710,806              992,447
     Redemption of fixed-maturity securities, net of
      receivable for investments redeemed                                           616,881              176,036
     (Purchase) sale of short-term investments, net                                 (52,346)               9,209
     Purchase of other investments, net                                             (16,172)                (636)
     Purchases for municipal investment agreement
      portfolio, net of payable for investments purchased                        (1,652,516)            (903,505)
     Sales from municipal investment agreement
      portfolio, net of receivable for investments sold                           1,509,878            1,016,269
     Capital expenditures, net of disposals                                         (12,986)             (10,759)
     Other, net                                                                     (20,658)             (17,173)
                                                                              --------------       --------------

      Net cash used by investing activities                                        (617,480)            (500,415)
                                                                              --------------       --------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                         ---              126,456
     Net proceeds from issuance of long-term debt                                   148,688              100,000
     Net repayment from retirement of short-term debt                               (20,000)              (9,100)
     Dividends paid                                                                 (65,805)             (53,573)
     Proceeds from issuance of municipal investment
      and repurchase agreements                                                   1,772,672            1,232,522
     Payments for drawdowns of municipal investment
      and repurchase agreements                                                  (1,523,156)          (1,433,288)
     Securities (purchased) sold under agreements to
      (resell) repurchase                                                          (115,700)             132,900
     Exercise of stock options                                                       22,777               12,865
                                                                              --------------       --------------

      Net cash provided (used) by financing activities                              219,476              108,782
                                                                              --------------       --------------

Net increase in cash and cash equivalents                                             9,034                6,507
Cash and cash equivalents - beginning of period                                      26,296               10,266
                                                                              --------------       --------------

Cash and cash equivalents - end of period                                       $    35,330          $    16,773
                                                                              ==============       ==============

Supplemental cash flow disclosures:
     Income taxes paid                                                          $    90,584          $    72,990
     Interest paid:
      Municipal investment and repurchase agreements                            $   147,340          $   151,150
      Long-term debt                                                                 32,774               25,664
      Short-term debt                                                                   956                1,805

               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                      (6)

                           MBIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 1997 for MBIA Inc. and Subsidiaries (the company). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the company's financial position and results of operations. The results of operations for the nine months ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998. The December 31, 1997 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Due to the mergers with CapMAC Holdings Inc. (CapMAC) and 1838 Investment Advisors, Inc. (1838) all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of CapMAC and 1838 as though they had been a part of MBIA.

2.   CapMAC  and 1838  Mergers
     On February 17, 1998, MBIA Inc. and CapMAC consummated a merger accounted for as a pooling of interests. Under the terms of the merger, CapMAC shareholders received 0.4675 of a share of MBIA Inc. common stock for each CapMAC share.

          On July 31, 1998, the company completed a merger of its investment business with 1838. Each share of 1838 was exchanged for 2.134 shares of the company's common stock. This merger was also accounted for as a pooling of interests.

          The results of operations for the separate companies and the merged amounts presented in the consolidated financial statements follow:

                                      (7)

                           MBIA INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                             NINE MONTHS ENDED
      (IN THOUSANDS)                        SEPTEMBER 30, 1997
      Revenues:
        MBIA Inc.                                $473,559
        CapMAC Holdings, Inc.                      65,382
        1838 Investment Advisors                   14,844
                                        ---------------------------
        Merged                                   $553,785
                                        ===========================

      Net Income:
        MBIA Inc.                                $276,524
        CapMAC Holdings, Inc.                      21,244
        1838 Investment Advisors                    5,433
                                        ---------------------------
       Merged                                    $303,201
                                        ===========================

3.   Dividends Declared
     Dividends declared by the company during the nine months ended September 30, 1998 were $68.2 million.

4.   Philadelphia Hospital Group Claim
     In the second quarter we announced a possible claim with respect to a Philadelphia hospital group which filed for bankruptcy. MBIA's gross and net par outstanding is $299 million and $86 million, respectively. At this time a loss is probable. We have recorded an estimated gross loss reserve of $198 million to cover all anticipated losses arising from this group. We have also recorded $198 million of reinsurance recoverables.


5.   Shelf  Registration  Statement  and  Subsequent  Draw Down for Debt
     In July 1998, the company filed a shelf registration with the U.S. Securities and Exchange Commission of up to $350 million in debt securities, preferred stock and/or common stock. Any proceeds from the proposed offering will be used to provide additional capital and for general corporate purposes.

          In September 1998, MBIA drew down on the shelf registration by selling a $150 million issue of 30-year debentures. Proceeds of the debt offering will be used to fund additional growth for the company's businesses.

                                      (8)

                           MBIA INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   Comprehensive Income
     As of January 1, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the company's net income or shareholders' equity. The company's comprehensive income consists of unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which are presented net of deferred taxes. Prior to adoption of SFAS 130, these accounts were reported separately in shareholders' equity.

7.   Recent Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. Adoption of SFAS 133 is not expected to have a material impact on the consolidated financial statements.

         In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements, and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. Under SFAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The company will adopt this statement in the fourth quarter of 1998.

8.   Subsequent Events
     On November 4, 1998 the company announced that it had sold $50 million of 40-year debentures. Proceeds of the debt offering will be used to fund additional growth for the company's businesses.

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

         MBIA also provides investment management products, as well as municipal and consulting services to the public sector. In July 1998, we merged our investment business with 1838 Investment Advisors, Inc. (1838). MBIA also formed a holding company, MBIA Asset Management to consolidate all of our investment operations.


RESULTS OF OPERATION
--------------------
Summary
-------
The following chart presents highlights of our consolidated financial results for the third quarter and first nine months of 1998 and 1997. The results have been restated to reflect the mergers, which have been accounted for as "pooling of interests." In addition, all per share results have been retroactively adjusted to include the effect of a two-for-one stock split effective October 1, 1997:

                                      (10)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                            Percent Change
                                                                      -------------------------
                                                                      3rd Quarter  Year-to-date
                                                                      -----------  ------------
                               3rd Quarter        September 30            1998          1998
                            -----------------  ------------------          vs.           vs.
                              1998     1997      1998      1997           1997          1997
-----------------------------------------------------------------------------------------------
Net income (in millions)      $108.2   $106.6    $329.4    $303.2           2%           9%

Per share data:
  Net income*                 $ 1.08    $ 1.07   $ 3.29    $ 3.10           1%           6%
  Operating earnings*         $ 1.16    $ 1.03   $ 3.42    $ 3.01          13%          14%
  Core earnings*              $ 1.07    $ 0.96   $ 3.14    $ 2.78          11%          13%

  Book value                                     $38.06    $32.68                       16%
  Adjusted book value                            $52.71    $46.53                       13%
-----------------------------------------------------------------------------------------------

*Diluted

         We believe that core earnings per share, which exclude the effects of refundings and calls of our insured issues, realized capital gains and losses on our investment portfolio and the nonrecurring merger-related charges, provide the most indicative measure of our underlying profit trend. In 1998, core earnings per share increased by 11% for the third quarter and 13% for the first nine months over the comparable periods in 1997. The consistent double-digit increases in quarterly year-to-year core earnings over the past 25 quarters are due primarily to growth in premiums earned and net investment income generated by our insurance operations, as well as the contributions of operating earnings from our investment management services businesses.

         Our 1998 third quarter net income rose 17%, excluding a $16.9 million after tax charge for merger-related expenses for 1838, the remaining costs of other merger-related activities and reorganization expenses to streamline operations and reduce future operating costs. Including the charge, third quarter net income increased 2% to $108.2 million from $106.6 million in last year's third quarter.

         Excluding after-tax merger-related charges of $36.1 million, or $0.36 per share, net income increased 21% to $365.5 million and diluted earnings per share rose 18% to $3.65 for the first nine months of 1998. Including the charges, net income increased 9% to $329.4 million and diluted earnings per share grew 6% to $3.29 for the same period.

                                      (11)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Operating earnings per share, which exclude the impact of realized capital gains and losses and the merger-related charges, increased to $1.16 and $3.42 for the third quarter and nine months, representing a 13% and 14% increase for each period, respectively.

         Our book value at third quarter-end 1998 was $38.06 per share, up from $32.68 at third quarter-end 1997. As with core earnings, we believe that a more appropriate measure of a financial guarantee company's intrinsic value is its adjusted book value. It is defined as book value plus the after-tax effects of our net deferred premium revenue, net of deferred acquisition costs, plus the present value of unrecorded future installment premiums, plus the unrealized gain or loss on investment contract liabilities. The following table presents the components of our adjusted book value per share:

                                     September 30,       September 30,           Percent Change
                                         1998                1997                1998 vs. 1997
 ----------------------------------------------------------------------------------------------
 Book value                               $38.06            $32.68                    16%
 After-tax value of:
   Net deferred premium
     revenue, net of deferred
     acquisition costs                     10.97             10.07                     9%
   Present value of future
     installment premiums*                  4.09              3.52                    16%
   Unrealized (loss) gain on
     investment contract
     liabilities**                         (0.41)             0.26                  (258%)
 ----------------------------------------------------------------------------------------------
 Adjusted book value                      $52.71            $46.53                    13%
 ----------------------------------------------------------------------------------------------

     * The discount rate used to present value future installment premiums was 9%.

     ** The unrealized (loss) or gain on investment contract liabilities is offset by a corresponding gain or (loss) on the market value of the assets.

         Our adjusted book value per share was $52.71 at September 30, 1998, a 13% increase from September 30, 1997. The increase was due to our strong operating results, growth from new business, and, with lower interest rates, the increase in the fair value of our fixed-income investment portfolios.


                                      (12)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Financial Guarantee Insurance
-----------------------------
For the first nine months of 1998 total gross premiums written (GPW) increased by 11% to $486.7 million from $439.8 million in 1997. GPW, as reported on our financial statements, reflects cash receipts only and does not include the value of future premium receipts expected for installment-based insurance policies originated in the period. To provide additional information regarding year-to-year changes in new business premium production, we discuss our adjusted gross premiums (AGP), which include our upfront premiums as well as the estimated present value of current and future premiums from installment-based insurance policies issued in the period. MBIA's premium production in terms of GPW and AGP for the third quarters and first nine months of 1998 and 1997 is presented in the following table:


                                                                            Percent Change
                                                                      -------------------------
                                                                      3rd Quarter  Year-to-date
                                                                      -----------  ------------
                               3rd Quarter        Year-to-date            1998          1998
                            -----------------  ------------------          vs.           vs.
In millions                    1998     1997      1998      1997          1997          1997
-----------------------     --------  -------  --------  --------     -----------  ------------

Premiums written:
 GPW                         $167.4   $146.9    $486.7    $439.8           14%          11%
 AGP                         $203.4   $185.5    $587.5    $510.8           10%          15%


We estimate the present value of our total future installment premium stream on outstanding policies to be $624.0 million at third quarter-end 1998, compared with $533.8 million at third quarter-end 1997.

MUNICIPAL MARKET New issuance in the municipal market was $57.3 billion for the third quarter of 1998, up 10% from $52.4 billion in the third quarter of 1997. The insured portion of this market was a record 62% up from 55% for last year's third quarter. With a 40% market share, we continued our market leadership in the new issue insured municipal market. At the same time, we remained appropriately selective, emphasized quality and charged premiums commensurate with the significant value of our guarantee in today's market.

                                      (13)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The overall domestic municipal market new issuance statistics and MBIA's par and premium writings in both the new issue and secondary domestic municipal finance markets are shown in the following table:


                                                                            Percent Change
                                                                      -------------------------
                                                                      3rd Quarter  Year-to-date
                                                                      -----------  ------------
                                3rd Quarter       Year-to-date           1998          1998
                             -----------------  ------------------        vs.           vs.
Domestic Municipal             1998      1997      1998      1997        1997          1997
                             --------  -------  --------  --------    -----------  ------------
Total new issue market:*
 Par value  (in billions)    $ 57.3    $ 52.4    $195.4    $137.9         10%          42%
 Insured penetration            62%       55%       56%       56%
 MBIA market share              40%       50%       37%       48%

MBIA insured:
 Par value: (in billions)    $ 16.4    $ 11.8    $ 45.0    $ 34.8         40%          29%
 Premiums: (in millions)
 GPW                         $106.4    $102.1    $310.8    $317.0          4%          (2%)
 AGP                         $116.9    $103.4    $324.9    $324.9         13%          ---


* Market data are reported on a sale date basis while MBIA's insured data are based on closing date information. Typically, there can be a one- to four-week delay between the sale date and closing date of an insured issue.


STRUCTURED FINANCE MARKET The par value issuance in the asset-backed securities market (excluding private placements and mortgage-backed securities, for which market data are unavailable) decreased 30% in the third quarter and 4% on a year-to-date basis.

         For the third quarter of 1998, MBIA insured $13.4 billion of par value of asset-backed securities (including mortgage-backed securities) compared with $11.9 billion in the comparable period last year. GPW for the quarter increased by 16% to $30.3 million from $26.2 million for the same period last year while AGP decreased by 8% to $40.4 million from $44.1 million. On a year-to-date basis, MBIA's domestic structured finance volume rose 39% to $34.6 billion of par value compared with $25.0 billion in the first nine months of 1997, and GPW and AGP increased 26% and 6%, respectively. Details regarding the asset-backed market and MBIA's par and premium writings in both the domestic new issue and secondary structured


                                      (14)

                          MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

finance markets (which includes mortgaged-backed as well as asset-backed securities) are shown in the following table:


                                                                            Percent Change
                                                                      -------------------------
                                                                      3rd Quarter  Year-to-date
                                                                      -----------  ------------
                               3rd Quarter       Year-to-date            1998          1998
Domestic                    -----------------  ------------------         vs.           vs.
Structured Finance            1998     1997      1998      1997          1997          1997
                            --------  -------  --------  --------     -----------  ------------
Total asset-backed market:*
 Par value (in billions)     $40.0    $57.0    $122.6    $127.1         (30%)           (4%)

MBIA insured:
 Par value: (in billions)    $13.4    $11.9    $ 34.6    $ 25.0          13%            39%
 Premiums: (in millions)
 GPW                         $30.3    $26.2    $ 91.4    $ 72.5          16%            26%
 AGP                         $40.4    $44.1    $120.1    $113.6          (8%)            6%
-----------------------------------------------------------------------------------------------

*    Market data exclude mortgage-backed securities and private placements.

INTERNATIONAL  MARKET  In late  1995,  we  formed  a joint  venture  with  AMBAC
Assurance Corporation (another leading Triple-A rated financial guarantee insurer) to market financial guarantee insurance internationally. This initiative has contributed to a substantial expansion of our international business. For the first nine months, par value written increased by 94%. AGP increased by 107% while GPW increased by 59% reflecting a growing proportion of installment based policies written in the international market. Our international municipal and structured finance business volume in the new issue and secondary markets for the third quarters and first nine months of 1998 and 1997 is illustrated in the following table:

                                                                            Percent Change
                                                                      -------------------------
                                                                      3rd Quarter  Year-to-date
                                                                      -----------  ------------
                               3rd Quarter       Year-to-date             1998        1998
                            -----------------  ------------------          vs.         vs.
International                 1998     1997      1998      1997           1997        1997
                            --------  -------  --------  --------     -----------  ------------
  Par value (in billions)    $ 1.5    $ 2.4    $  8.3     $ 4.3          (36%)         94%
  Premiums: (in millions)
    GPW                      $18.0    $14.5    $ 58.4     $36.8           24%          59%
    AGP                      $30.8    $32.0    $112.1     $54.2           (4%)        107%

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

     Premiums ceded to reinsurers from all insurance operations were $69.1 million and $27.5 million in the first nine months and third quarter of 1998, respectively. For the first nine months, cessions as a function of GPW were 14% in both 1998 and 1997. Any variance in the level of cessions generally reflects the higher or lower utilization of treaty or facultative reinsurance required to comply with regulatory constraints or our own single risk limits.

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

PREMIUMS EARNED For approximately 70% of our insurance writings, we receive premiums upfront and earn them pro rata over the period of risk of the bond issue. Accordingly, the portion of net premiums earned on each policy in any given year represents a relatively small percentage of the total net upfront premium received. The balance represents deferred premium revenue to be earned over the remaining life of the insured bond issue.

     For 30% of our business writings - primarily our structured finance business - we collect installment premiums. Installment premiums are credited to the deferred premium revenue account when received, and are recognized as revenue over each installment period - generally one year or less.


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


                                                                            Percent Change
                                                                      -------------------------
                                                                      3rd Quarter  Year-to-date
                                                                      -----------  ------------
                               3rd Quarter       Year-to-date             1998          1998
                            -----------------  ------------------          vs.           vs.
In millions                   1998     1997      1998      1997           1997          1997
                            --------  -------  --------  --------     -----------  ------------
Premiums earned:
  Scheduled                   $ 89.3   $75.2     $260.0    $218.2         19%          19%
Refunded                        16.3    12.5       48.9      38.3         31%          28%
-----------------------------------------------------------------------------------------------
Total                         $105.6   $87.7     $308.9    $256.5         20%          20%

     The year-to-year increase in premiums earned from scheduled amortization reflects the additive effect of new business written, including the expanding installment premium activity from the structured finance and international sectors.

INVESTMENT INCOME Our insurance related investment income (exclusive of realized capital gains) increased by 12% to $247.2 million in the first nine months of 1998 from $221.4 million in 1997. For the quarter, net investment income was $84.1 million, a 9% increase over the same period last year. The increases were primarily due to the growth of cash flow available for investment. Our cash flows were generated from operations and the compounding of previously earned and reinvested investment income. Insurance related net realized capital gains were $23.0 million in the first nine months of 1998 and $11.8 million in 1997. These realized gains were generated as a result of ongoing management of the investment portfolio.

ADVISORY FEES In the third quarter of 1998, fee revenues recognized rose 6% to $4.7 million from $4.4 million. For the first nine months fee revenues recognized rose 43% to $18.1 million in 1998 from $12.6 million in 1997. Certain fees are deferred and earned over the life of the transactions.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) We maintain a general loss reserve based on our estimate of unidentified losses from our insured obligations. To the extent that we identify specific insured issues as currently or likely to be in default, the present value of our expected payments, net of expected reinsurance and collateral recoveries, is allocated within the total loss


                                      (17)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


reserve as case-specific reserves. For financial statement presentation, we do not reduce our total loss reserve for significant case-specific reinsurance or collateral recoveries rather we show these items as assets as required by GAAP.

     We periodically evaluate our estimates for losses and LAE and any resulting adjustments are reflected in current earnings. We believe that our reserving methodology and the resulting reserves are adequate to cover the ultimate net cost of claims. However, the reserves are necessarily based on estimates, and there can be no assurance that any ultimate liability will not exceed such estimates. The following table shows the case-specific and unallocated components of our total loss and LAE reserves at the first nine months of 1998 and 1997:
                                                   Percent Change
                  September 30,   September 30,    --------------
In millions           1998            1997          1998 vs. 1997
-----------------------------------------------------------------
Reserves:
 Case-specific      $198.4 *         $20.8              853%
 Unallocated          83.6            67.8               23%
----------------- ---------------------------- ------------------
Total               $282.0           $88.6              218%

Provision           $ 24.6           $17.6               40%

* Case reserves, net of $170 million excess reinsurance recoverable, equal $28.4 million.

     In the second quarter we announced a possible claim with respect to a Philadelphia hospital group which filed for bankruptcy. MBIA's gross and net par outstanding is $299 million and $86 million, respectively. At this time a loss is probable. We have recorded an estimated gross loss reserve of $198 million to cover all anticipated losses arising from this group. We have also recorded $198 million of reinsurance recoverables.

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

                                                                 Percent Change
                                                            -------------------------
                                                            3rd Quarter  Year-to-date
                                                            -----------  ------------
                         3rd Quarter       Year-to-date        1998          1998
                      ---------------    ------------------     vs.           vs.
In millions            1998     1997      1998      1997       1997          1997
-------------------------------------------------------------------------------------
Policy acquisition
  Costs, net          $ 6.9    $ 8.4     $25.3     $26.2      (18%)           (3%)
Operating              20.7     19.5      54.2      56.4        6%            (4%)
-------------------------------------------------------------------------------------
Total insurance
  Operating
  Expenses            $27.6    $27.9     $79.5     $82.6       (1%)           (4%)
-------------------------------------------------------------------------------------

     For first nine months and third quarter of 1998, policy acquisition costs net of deferrals decreased 3% and 18%, respectively. The ratio of policy acquisition costs net of deferrals to earned premiums has declined from 10% in the first nine months of 1997 to 8% first nine months of 1998. The third quarter ratio has declined to 7% in 1998 from 10% in 1997. These declines reflect the positive impact of increases in our installment premium revenues. Operating expenses decreased by 4% for the first nine months, resulting from the synergies of the CapMAC merger.

OTHER EXPENSES Included in other expenses for the first nine months are merger related expenses of $55.5 for CapMAC, 1838 and other merger related activities and reorganization expenses. These are composed primarily of investment banking and legal fees and severance expense recorded in the first and third quarters.

Investment Management and Municipal Services
--------------------------------------------
In late 1997, MBIA's investment management and municipal services businesses were brought together under one umbrella: the Investment Management and Financial Services Division. This new organization will enable us to more effectively expand our franchise in the public sector and make the most of cross-marketing opportunities among our various businesses. In the third quarter MBIA formed a holding company, MBIA Asset Management Corporation, to consolidate our investment management operations.

                                      (19)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The following provides a summary of each of these businesses:

MBIA ASSET MANAGEMENT CORPORATION:

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

     MBIA INVESTMENT MANAGEMENT CORP. (IMC) provides customized guaranteed investment agreements and flexible repurchase agreements for bond proceeds and other public funds. At third quarter-end 1998, principal and accrued interest outstanding on investment and repurchase agreements was $3.4 billion compared with $3.1 billion at third quarter-end 1997. At amortized cost, the assets supporting IMC's investment agreement liabilities were $3.4 billion and $3.1 billion at September 30, 1998 and 1997, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

          IMC, from time to time, uses derivative financial instruments to manage interest rate risk. We have established policies limiting the amount, type and concentration of such instruments. By matter of policy, derivative positions can only be used to hedge interest rate exposures and not for speculative trading purposes. At third quarter-end 1998, our exposure to derivative financial instruments was not material.

     MBIA CAPITAL MANAGEMENT CORP. (CMC), an SEC-registered investment adviser, provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and MBIA's insurance related portfolios, as well as third-party accounts.

     1838 INVESTMENT ADVISORS, INC. (1838), is a full-service asset management firm with a strong institutional focus. The company manages over $6 billion in equity, fixed-income and balanced portfolios for a client base comprised of high-net-worth individuals, municipalities, endowments, foundations and corporate employee-benefits plans. 1838 acts as investment advisor to 1838 Investment Advisors Funds and 1838 Bond Debenture Trading Fund.

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

Interest Expense
----------------
Interest expense in the first nine months and third quarter of 1998, was $32.0 million and $11.0 million, respectively, compared with $28.2 million and $10.3 million in the same periods last year. The increase in interest expense was due to the $100 million addition to MBIA's long-term debt in late July 1997.

Taxes
-----
In general, our tax policy is to optimize our after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, we will see our tax rate fluctuate from time to time as we manage our investment portfolio on a total return basis. Our effective tax rate increased to 24% for the first nine months of 1998 from 22% for the comparable period in 1997, as we shifted to holding a higher proportion of taxable securities.

                                      (21)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES
-----------------
We carefully manage our capital resources to optimize our cost of capital, while maintaining appropriate claims-paying resources to sustain our Triple-A claims-paying ratings. At the end of the third quarter, our shareholders' equity was $3.8 billion with total long-term borrowings at $639 million. We use debt financing to lower our overall cost of capital, thereby increasing our return on shareholders' equity. We maintain debt at levels we consider to be prudent based on our cash flow and total capital. The following table shows our long-term debt and ratios we use to measure it:


                                    September 30,          December 31,
                                        1998                  1997
-------------------------------------------------------------------------
Long-term debt (in millions)            $639                  $489
Long-term debt to total capital          14%                   13%
Ratio of earnings to fixed charges     14.3x                 14.2x

     In addition, our insurance company has an $825 million irrevocable standby line of credit with a group of major Triple-A rated banks to provide funds for the payment of claims in the event that severe losses should occur. The agreement is for a seven-year term which expires on September 30, 2004 and, subject to approval by the banks, may be renewed annually to extend the term to seven years beyond the renewal date. MBIA also has available stop-loss reinsurance coverage of $75 million in excess of certain incurred losses of $150 million.

     From time to time MBIA accesses the capital markets to support the growth of our businesses. In July 1997, to provide us with additional capital for growth, we raised $126 million of equity and issued $100 million of 30-year debentures. In July 1998, to provide us with flexibility to access the capital markets when market and business conditions are favorable, we filed a registration statement with the SEC to allow us to offer and sell a combination of up to $350 million of debt securities, common stock and/or preferred stock. In late September 1998, MBIA issued $150 million of 30-year debentures and in November 1998, MBIA sold $50 million of 40-year debentures.

     As of September 30, 1998, total claims-paying resources for our insurance company stood at $7.5 billion, a 13% increase over 1997.

                                      (22)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY
---------
Cash flow needs at the parent company level are primarily for dividends to our shareholders and interest payments on our debt. These requirements have historically been met by upstreaming dividend payments from our insurance company, which generates substantial cash flow from premium writings and investment income. In the first nine months of 1998, operating cash flow was $407 million.

     Under New York state insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In our case, dividends in any 12-month period cannot be greater than 10% of policyholders' surplus. In the first nine months of 1998 our insurance company paid no dividends and at September 30, 1998 had dividend capacity of $220 million without special regulatory approval.

     Our company has significant liquidity supporting its businesses. At the end of the third quarter, cash equivalents and short-term investments totaled $354 million. Should significant cash flow reductions occur in any of our businesses, for any combination of reasons, we have additional alternatives for meeting ongoing cash requirements. They include, among other things, selling or pledging our fixed-income investments from our investment portfolio, tapping existing liquidity facilities and new borrowings.

     Our company has substantial external borrowing capacity. We maintain two bank lines totaling $650 million with a group of worldwide banks. At third quarter-end 1998, there were no borrowings under these agreements.

     Our investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-

                                      (23)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


term investments. At the end of the third quarter 1998, the fair value of our consolidated investment portfolio increased to $9.8 billion, as shown below:

                                                           Percent Change
                          September 30,  December 31,      --------------
In millions                   1998            1997          1998 vs. 1997
-------------------------------------------------------------------------
Insurance operations:
  Amortized cost            $5,840          $5,292              10%
  Unrealized gain              389             275              42%
-------------------------------------------------------------------------
Fair value                  $6,229          $5,567              12%
-------------------------------------------------------------------------

Municipal investment
  agreements:
  Amortized cost            $3,401          $3,242               5%
  Unrealized gain              172              99              73%
-------------------------------------------------------------------------
Fair value                  $3,573          $3,341               7%
-------------------------------------------------------------------------
Total portfolio
 at fair value              $9,802          $8,908              10%

     The increase in the fair value of our insurance related investments for the period was a result of the increase in our invested assets from positive cash flows partially offset by a nominal decrease in unrealized gains. The fair value of investments related to our municipal investment agreement business increased to $3.57 billion at September 30, 1998 from $3.34 billion at December 31, 1997, reflecting the growth of new business volume in the third quarter.

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

YEAR 2000
With the approach of the new millenium, MBIA has been actively managing a high priority Year 2000 program. In conjunction with this effort we have established an independent Year 2000 testing lab in our Armonk office. A committee has been


                                      (24)

                           MBIA INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


established that includes the main business unit managers and which has a budget of $805 thousand for 1999 and 2000. To date we have incurred $325 thousand. We do not expect total costs to materially exceed these amounts. It should be noted that over the past few years, MBIA had embarked on a comprehensive system design and integration project. The completed system is Year 2000 compliant and costs related to its development are not included above.

     The initial phase of MBIA's plan has been completed and all of the functions that are critical to the financial guarantee business, both domestic and international, have been tested and are in the final validation phase and are expected to be certified by December 31, 1998. MBIA's subsidiary companies are actively managing their Year 2000 efforts and expect to meet their Year 2000 compliance dead line of April 30, 1999. However, it is not possible to determine at this time whether a subsidiary's Year 2000 failure would have a material impact on MBIA.

     An area of potential risk to MBIA's financial guarantee business would be the inability of an issuer or its trustee or paying agent to make payments on an MBIA-insured transaction because of their failure to be Year 2000 ready. To mitigate this risk, we have been surveying all trustees, all paying agents and selected high volume issuers to determine their state of readiness. While the survey is not complete, the results to date are that all respondents are either ready or planning to be ready by late 1999. If MBIA is asked to pay in those situations where the issuer's system fails, we will do so and would expect to recover any such payment in a fairly short time period. It is not possible at this time to evaluate the extent of such payments. We believe that MBIA has adequate sources of liquidity to cover these payments.

     Additionally, MBIA is in the process of reviewing all other ancillary support functions. Evaluation, testing and re-testing will continue through 1999 and into 2000.

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


                                      (25)

PART  II  -  OTHER INFORMATION

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    11.   Computation of Earnings Per Share Assuming Dilution

                    27.   Financial Data Schedule

                    99. Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

               (b) Reports on Form 8-K - The company filed a report on Form 8-K on September 24, 1998 in which the 1997 audited financial statements were restated to reflect the mergers with CapMAC Holdings, Inc. and 1838 Investment Advisors.




                                      (26)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            MBIA  INC.
                                   ---------------------------
                                            Registrant




Date:    November 12, 1998           /s/  JULLIETTE S. TEHRANI
       ------------------------    ---------------------------
                                    Julliette S. Tehrani
                                    Executive Vice President,
                                    Chief Financial Officer
                                    and Treasurer




Date:    November 12, 1998           /s/ ELIZABETH B. SULLIVAN
       ------------------------    ---------------------------
                                    Elizabeth B. Sullivan
                                    Vice President, Controller
                                   (Principal Accounting Officer)


                                      (27)