Form 10-K
period 1998-12-31
MBIA INC
filed 1999-03-30
CIK 814585

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

          Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No __.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 1999 was $ 5,885,163,919.00

     As of March 25, 1999, 99,748,541 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference. Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement of the Registrant, dated March 29, 1999 are incorporated by reference into Parts I and III.

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

Item 1. Business

     MBIA Inc. (the "Company") is engaged in providing financial guarantee insurance and investment management and financial and consulting services to public finance clients and financial institutions on a global basis. Financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, and debt of high-quality financial institutions, both in the new issue and secondary markets, are provided through the Company's wholly-owned subsidiary, MBIA Insurance Corporation ("MBIA Corp."). MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association (the "Association") which began writing financial guarantees for municipal bonds in 1974.

     In 1989, the Company purchased Bond Investors Guaranty Insurance Company ("BIG Ins."), another municipal bond insurance company. MBIA Corp. reinsured the net exposure on the municipal bond insurance policies previously issued by BIG Ins. (See "Business-Reinsurance" below) and changed the name of BIG Ins. to MBIA Insurance Corp. of Illinois ("MBIA Illinois").

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

     In February, 1998, the Company acquired CapMAC Holdings Inc. ("Holdings"), in a stock-for-stock merger. Holdings, through its wholly-owned subsidiary
Capital Markets Assurance Corporation ("CapMAC"), insures structured asset-backed, corporate, municipal and other financial obligations in the U.S. and international capital markets. CapMAC also provides financial guarantee reinsurance for structured asset-backed, corporate, municipal and other financial obligations written by other major insurance companies. Generally, throughout the text references to MBIA Corp. include the activities of its subsidiaries, MBIA Illinois, MBIA Assurance and CapMAC.

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

     The Association was the first issuer of financial guarantees to receive both the AAA claims-paying rating from Standard and Poor's Corporation ("S&P"), which it received in 1974, and the Aaa claims-paying rating from Moody's Investors Service, Inc. ("Moody's"), which it received in 1984. Both rating agencies have continuously issued Triple-A claims-paying ratings for MBIA Corp. and Triple-A ratings to obligations guaranteed by MBIA Corp. Both rating agencies have also continued the Triple-A rating on MBIA Illinois and CapMAC guaranteed bond issues. In addition, in 1995 MBIA Corp. received a Triple-A claims-paying rating from Fitch IBCA, Inc. ("Fitch").

     The Company also provides investment management products and financial and consulting services through a group of subsidiary companies. These services include cash management, municipal investment agreements, discretionary asset management, purchase and administrative services, tax discovery and compliance, tax audit, analysis and information services and bond administration services. MBIA Municipal Investors Service Corporation ("MBIA-MISC") provides cash management services and investment placement services to local governments and school districts, and provides those clients with fund administration services In 1996, MBIA-MISC acquired American Money Management Associates, Inc. ("AMMA") which offers investment and treasury management consulting services to municipal and quasi-municipal clients.

     In 1997, MBIA MuniServices Company ("MuniServices"), formed to provide bond administration, revenue enhancement and other services to state and local governments, acquired (i) the Municipal Tax Bureau entities ("MTB"), which provide tax revenue compliance and collection services to the public sector and
(ii) MBIA MuniFinancial to provide debt administration services to municipalities. Early in 1998, MuniServices acquired Municipal Resource Consultants which specializes in providing revenue enhancement and information services to municipalities. In 1996, MuniServices acquired an equity interest in Capital Asset Holdings, which purchases and services delinquent taxes for municipalities. In 1998, the Company increased its ownership in Capital Asset Holdings to 86% in order to control the future of that entity.

     MBIA Investment Management Corp. ("IMC") offers guaranteed investment agreements primarily for bond proceeds to states and municipalities. MBIA Capital Management Corp. ("CMC") performs investment management services for the Company, MBIA-MISC, IMC and selected external clients. In July of 1998, the Company merged with 1838 Investment Advisors, Inc. a provider of asset management services.

     Additionally in 1997, the Company formed MBIA & Associates Consulting, Inc. to provide strategic financial planning and management consulting to state and local governments, colleges and universities, and international entities. Through the acquisition of CapMAC, the Company is also providing advisory services to specialty finance companies, making equity investments in those companies, and creating synthetic investment products.

MBIA Corp. Insured Portfolio

     At December 31, 1998, the net par amount outstanding on MBIA Corp.'s insured obligations (including insured obligations of MBIA Illinois, MBIA Assurance and CapMAC but excluding the guarantee of $3.5 billion of obligations of IMC (see "Operations-Miscellaneous")) was $359.5 billion, comprised of $316.9 billion in new issues and $42.6 billion in secondary market issues. Net insurance in force was $595.9 billion.

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

     MBIA Corp. seeks to maintain a diversified insured portfolio designed to spread risk based on a variety of criteria including revenue source, issue size, type of bond and geographic area. As of December 31, 1998, MBIA Corp. had 34,566 policies outstanding. These policies are diversified among 9,276 "credits," which MBIA Corp. defines as any group of issues supported by the same revenue source.

     The table below sets forth information with respect to the original par amount written per issue in MBIA Corp.'s portfolio as of December 31, 1998:


                    MBIA Corp. Original Par Amount Per Issue
                           as of December 31, 1998 (1)

                                             % of Total
                                Number of     Number of         Net Par       % of Net
Original Par Amount               Issues        Issues           Amount       Par Amount
 Written Per Issue             Outstanding   Outstanding      Outstanding    Outstanding
                                                             (In billions)

Less than $10 million             27,526          79.6%          $ 46.7          13.0%
$10-25 million                     3,063           8.9             40.0          11.1
$25-50 million                     1,744           5.1             47.3          13.2
$50-100 million                    1,157           3.3             58.7          16.3
Greater than $100 million          1,076           3.1            166.8          46.4
                                  ------        ------           ------        ------
Total                             34,566         100.0%          $359.5         100.0%
                                  ======        ======           ======        ======


----------
(1) Excludes IMC's $3.5 billion relating to municipal investment agreements guaranteed by MBIA Corp.

     MBIA Corp. underwrites financial guarantee insurance on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life (as opposed to the stated maturity) of its insurance policies in force at December 31, 1998 was 11.0 years. The average life was determined by applying a weighted average calculation, using the remaining years to maturity of each insured obligation, and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings of insured issues. Average annual debt service on the portfolio at December 31, 1998 was $38.5 billion.

        The table below shows the diversification of MBIA Corp.'s insured portfolio by bond type:


                    MBIA Corp. Insured Portfolio by Bond Type
                           as of December 31, 1998 (1)
                                  (In billions)

Bond Type

                                        Number         Net Par        % of Net
                                      Of Issues        Amount         Par Amount
Domestic                             Outstanding     Outstanding     Outstanding
   Municipal
     General obligation                 12,694          $ 83.6            23.2%
     Utilities                           4,895            45.0            12.5
     Health care                         2,241            38.5            10.7
     Transportation                      1,543            23.7             6.6
     Special Revenue                     1,787            23.4             6.5
     Higher Education                    1,498            14.8             4.1
     Housing                             2,161            10.7             3.0
     ID & PCR                            1,037             7.8             2.2
     Other                                  75             3.3             0.9
                                        ------          ------          ------
         Total Municipal                27,931           250.8            69.7
                                        ------          ------          ------
   Structured Finance*                     850            80.8            22.5
   Other                                 5,462            10.8             3.0
                                        ------          ------          ------
         Total Domestic                 34,243           342.4            95.2
                                        ------          ------          ------

International
   Infrastructure                          114             3.4             1.0
   Structured Finance*                     102            11.7             3.2
   Other                                   107             2.0             0.6
                                        ------          ------          ------
         Total International               323            17.1             4.8
                                        ------          ------          ------

Total                                   34,566          $359.5           100.0%
                                        ======          ======          ======

        * Asset/mortgage-backed


----------
(1) Excludes IMC's $3.5 billion relating to municipal investment agreements guaranteed by MBIA Corp.

     As of December 31, 1998, of the $359.5 billion outstanding net par amount of obligations insured, $250.8 billion, or 70%, consisted of municipal bonds, $91.6 billion, or approximately 25%, consisted primarily of asset/mortgage-backed transactions and investor-owned utility obligations and $17.1 billion or approximately 5% consisted of transactions done in the international market.

     The table below shows the diversification by type of insurance written by MBIA Corp. in each of the last five years:


                   MBIA Corp. Net Par Amount by Bond Type (1)


Bond Type                          1994      1995      1996      1997       1998
                                                   (In millions)
Domestic
   Municipal
     General obligation          $11,165   $10,226   $13,036   $13,798   $15,424
     Health care                   3,695     2,913     4,310     7,414     8,174
     Utilities                     4,880     5,098     6,749     6,877     6,458
     Special Revenue               1,896     1,952     3,787     3,110     6,374
     Higher Education              1,346     1,312     2,132     2,517     4,217
     Transportation                1,767     2,624     3,153     6,059     4,175
     Housing                         886     1,962     1,802     1,791     2,093
     Other                           600     1,240       401     1,301     1,077
     Industrial Development &
       Pollution Control Revenue   1,486     1,155       693       781       237
                                 -------   -------   -------   -------   -------
         Total Municipal          27,721    28,482    36,063    43,648    48,229
                                 -------   -------   -------   -------   -------

   Structured Finance*            10,135    14,053    24,451    32,563    35,781
   Other                           1,782     1,562     4,740     4,438     3,525
                                 -------   -------   -------   -------   -------
         Total Domestic          $39,638   $44,097   $65,254   $80,649   $87,535
                                 -------   -------   -------   -------   -------
International
   Structured Finance*             1,470     7,003     4,039     2,586     6,267
   Infrastructure                    262       626       839     1,080       778
   Other                           1,055       884     1,341     1,209       701
                                 -------   -------   -------   -------   -------
         Total International       2,787     8,513     6,219     4,875     7,746
                                 -------   -------   -------   -------   -------

Total                            $42,425   $52,610   $71,473   $85,524   $95,281
                                 =======   =======   =======   =======   =======

* Asset/mortgage-backed


----------
(1)  Par amount insured by year, net of reinsurance.

     MBIA Corp. is licensed to write business in all 50 states, the District of Columbia, Guam, the Northern Mariana Islands, the U.S. Virgin Islands, Puerto Rico, the Kingdom of Spain and the Republic of France. MBIA Assurance is licensed to write business in France. The following table sets forth by geographic location the areas in which MBIA Corp. has at least 2% of its total net par amount outstanding:


                      MBIA Corp. Insured Portfolio By State
                           as of December 31, 1998 (1)

                                          Number of      Net Par       % of Net
                                            Issues        Amount      Par Amount
                                         Outstanding   Outstanding   Outstanding

           State                                      (In billions)

           California                       3,681        $ 40.3          11.2%
           New York                         5,310          38.3          10.7
           Florida                          1,589          19.8           5.5
           Pennsylvania                     2,278          14.0           3.9
           New Jersey                       1,884          13.5           3.8
           Texas                            2,131          13.5           3.8
           Illinois                         1,275          12.8           3.5
           Massachusetts                    1,107          10.1           2.8
           Ohio                             1,076           8.1           2.2
           Michigan                         1,066           8.0           2.2
                                           ------        ------         -----
                Sub-Total                  21,397         178.4          49.6

           All Other States                12,004          96.0          26.7
           Nationally Diversified             842          68.0          18.9
                                           ------        ------         -----
           Total United States             34,243         342.4          95.2

           International                      323          17.1           4.8
                                           ------        ------         -----
                         Total             34,566        $359.5         100.0%
                                           ======        ======         =====


---------
(1) Excludes IMC's $3.5 billion relating to municipal investment agreements guaranteed by MBIA Corp.

     MBIA Corp. has underwriting guidelines that limit the net insurance in force for any one insured credit. MBIA Corp. has not exceeded any applicable regulatory single-risk limit with respect to any bond issue insured by it. As of December 31, 1998, MBIA Corp.'s net par amount outstanding for its ten largest insured municipal credits totaled $15.1 billion, representing 4.2% of MBIA Corp.'s total net par amount outstanding, and for its ten largest structured finance credits, the net par outstanding was $16.2 billion, or 4.5% of the total.

MBIA Corp. Insurance Programs

     MBIA Corp. offers financial guarantee insurance in both the new issue and secondary markets. At present, no new financial guarantee insurance is being offered by MBIA Illinois or CapMAC, but it is possible that either of those entities may insure transactions in the future. MBIA Corp. and MBIA Assurance offer financial guarantee insurance in Europe and other areas outside the United States.

     Transactions in the new issue market are sold either through negotiated offerings or competitive bidding. In the first case, either the issuer or the underwriter purchases the insurance policy directly from MBIA Corp. On competitive bid issues, the insurance is offered as an option to the underwriters bidding on the transaction. The successful bidder would then have the option to purchase the insurance.

     In the secondary market, MBIA Corp. provides insurance on whole and partial maturities in response to requests from bond traders and institutions who trade in the secondary market. MBIA Corp. also offers insurance to the unit investment trust market through ongoing arrangements with investment banks and financial service companies. Each issue in the trust is insured, in some cases until maturity, in others only while it is held in the trust. Lastly, insurance is offered in the mutual fund sector through ongoing arrangements with the fund sponsors. All fund issues are insured on a "while-in-trust" basis, but in some cases, MBIA Corp. is committed to offer insurance to maturity to the sponsor for an additional premium.



     The following table indicates the percentage of net par outstanding with respect to each type of insured program:


                      MBIA Corp. Types of Insured Programs
                           as of December 31, 1998 (1)

                                            Net Par Amount
         Type of Program                     Outstanding        % Of Net Par
                                            (In billions)    Amount Outstanding

         New Issue                              $316.9              88.1%
         Secondary market issues
             Unit investment trusts                9.1               2.5
             Mutual funds                          0.2               0.1
             Other secondary market issues        33.3               9.3
                                                ------             -----
                  Total                         $359.5             100.0%
                                                ======             =====

----------
(1) Excludes IMC's $3.5 billion relating to municipal investment agreements guaranteed by MBIA Corp.

Operations

     The insurance operations of MBIA Corp. are conducted through the Public Finance Division, the Structured Finance Division, the joint venture with Ambac (for all international transactions) and the Risk Management Group. The Public Finance Division has underwriting authority with respect to certain categories of business up to pre-determined par amounts based on a risk-ranking system. In order to ensure that the guidelines are followed, Risk Management monitors and periodically reviews underwriting decisions made by the Public Finance Division. With respect to larger, complex, or unique transactions, underwriting is performed by a committee consisting of senior representatives of Public Finance, Risk Management, Insured Portfolio Management, and the Company's Finance Department. For all transactions done by the Structured Finance Division or for international deals, MBIA Corp.'s review and approval procedure has two stages. The first stage consists of screening, credit review and structuring by the appropriate business unit, in consultation with Risk Management officers. The second stage, consisting of the final review and approval of credit and structure, is performed by a committee consisting of two Risk Management officers and the head of the applicable business unit. Certain transactions, based on size, complexity, or other factors, must also be approved by a division-level committee consisting of senior representatives of Structured Finance or the joint venture, Risk Management and Insured Portfolio Management. Premium rates for Public Finance transactions are established by the Market Research Department and Structured Finance premiums are set by analysts in the division, in conjunction with the Risk Management Group's quantitative analysis team. Pricing for international transactions is done by analysts working in the joint venture, in conjunction with the Market Research Department.

     Risk Management

     The Risk Management Group is responsible for adherence to MBIA Corp.'s underwriting guidelines and procedures which are designed to maintain an insured portfolio with low risk characteristics. MBIA Corp. maintains underwriting guidelines based on those aspects of credit quality that it deems important for each category of obligation considered for insurance. For Public Finance and international infrastructure transactions, these include economic and social trends, debt management, financial management, adequacy of anticipated cash flow, satisfactory legal structure and other security provisions, viable tax and economic bases, adequacy of loss coverage and project feasibility, including a satisfactory consulting engineer's report, if applicable. For Structured Finance and international structured finance transactions, MBIA Corp's underwriting guidelines, analysis and due diligence focus primarily on seller/servicer credit and operational quality, the quality and historical and projected performance of the asset pool, and the strength of the structure, including cash flow analysis, the size and source of first loss protection, and asset performance triggers and financial covenants. Such guidelines are subject to periodic review by an interdivisional committee which is responsible for establishing and maintaining underwriting standards and criteria for all insurance products.

     The financial institution and corporate analysis groups within Risk Management underwrite and monitor (in conjunction with Insured Portfolio Management) MBIA Corp.'s direct and indirect exposure to financial institutions and other corporate entities with respect to seller/servicer exposure, investment contracts, letters of credit and liquidity facilities supporting MBIA-insured issues, and recommends limits on such exposures. The department provides in-depth financial analyses of financial institutions for which there is existing or proposed exposure and gives advice on related contract terms, transfers of these instruments to new institutions and renewal dates and procedures.

     Insured Portfolio Management:

     The Insured Portfolio Management Group is responsible for monitoring outstanding issues insured by MBIA Corp. This group's first function is to detect any deterioration in credit quality or changes in the economic or political environment which could interrupt the timely payment of debt service on an insured issue. Once a problem is detected, the group then works with the issuer, trustee, bond counsel, underwriters and other interested parties to deal with the concern before it develops into a default. The Insured Portfolio Management Group works closely with Risk Management and New Business Departments to provide feedback on insured issue performance and credit risk parameters.

     Although MBIA Corp. has to date had only eighteen insured issues requiring claim payments for which it has not been fully reimbursed, there are eight additional insured issues for which case loss reserves have been established (see "Losses and Reserves" below). Other potential losses have been avoided through the early detection of problems and subsequent negotiations with the issuer and other parties involved. In a limited number of instances, the solution involved the restructuring of insured issues or underlying security arrangements. More often, MBIA Corp. utilizes a variety of other techniques to resolve problems, such as enforcement of covenants, assistance in resolving management problems and working with the issuer to develop potential political solutions. Issuers are under no obligation to restructure insured issues or underlying security arrangements in order to prevent losses. Moreover, MBIA Corp. is obligated to pay amounts equal to defaulted interest and principal payments on insured bonds on their respective due dates even if the issuer or other parties involved refuse to restructure or renegotiate the terms of the insured bonds or related security arrangements. The Company's experience is that early detection and continued involvement by the Insured Portfolio Management Group are crucial in avoiding or minimizing claims on insurance policies.

     Once an  obligation  is insured,  the issuer and the trustee are  typically required to furnish financial information, including audited financial statements, annually to the Insured Portfolio Management Group for review. Potential problems uncovered through this review, such as low operating fund balances, covenant violations, trustee or servicer problems, tax certiorari proceedings or excessive litigation, could result in an immediate surveillance review and an evaluation of possible remedial actions. The Insured Portfolio Management Group also monitors state finances and budget developments and evaluates their impact on local issuers.

     The Company's computerized credit surveillance system records situations where follow-up is needed, such as letter of credit renewal, construction status and the receipt of additional data after the closing of a transaction. At underwriting, issues are given an internal credit rating. All credits are monitored according to a frequency of review schedule that is based on risk type and credit quality. Issues that experience financial difficulties, deteriorating economic conditions, excessive litigation or covenant violations are placed on the appropriate review list and are subject to surveillance reviews at intervals commensurate to the problem which has been detected.

     There are four departments in the Insured Portfolio Management Group. The Public Finance Portfolio Management Department handles the traditional types of domestic municipal issues such as general obligation, utility, special revenue and health care bonds. The Structured Finance Portfolio Management Department is responsible for domestic housing, asset backed and other structured transactions. The International Portfolio Management Department is responsible for all international transactions. The Financial Institutions and Corporate Department monitors direct exposure to financial institutions and corporate obligors across the entire insured portfolio and provides analytical support to the other three departments.

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

     The Structured Finance Portfolio Management Department monitors insured structured finance programs, focusing on the adequacy of reserve balances and investment of earnings, the status of mortgage or loan delinquencies and underlying insurance coverage and the performance of the trustee for insured issues. Monitoring of issues typically involves review of records and statements, review of transaction documents with regard to compliance, analysis of cash flow adequacy and communication with trustees. Review of servicer performance is also conducted through site visits with management, review of servicer financial statements, review of servicer reports where available and contacts with program administrators and trustees. The department also carries out remedial activity on weaker credits.

     The International Portfolio Management Departments monitors insured international programs. This departments monitors all credit types, including sovereign, sub-sovereign issuers, single risk and structured finance transactions. The department applies similar policies and procedures as the Public Finance and Structured Finance Portfolio Management Departments. The department is responsible for remedial activities on weaker credits.

Investment Management Services

     Over the last eight years, the Company's investment management businesses have expanded their services to the public sector and added new revenue sources.

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

     IMC provides customized guaranteed investment agreements and flexible repurchase agreements for bond proceeds and other public funds. At year-end 1998, principal and accrued interest outstanding on investment agreements was $3.5 billion compared with $3.2 billion at year-end 1997.

     In 1998, the Company merged with 1838 Investment Advisors, Inc. an asset management firm with over $7.0 billion in equity, fixed income and balanced portfolios. CMC provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and MBIA Corp.'s insurance related fixed-income investment portfolios, as well as third-party accounts. CMC assumed full management for MBIA Corp.'s insurance related fixed-income investment portfolios in 1996. CMC is also a registered investment advisor.

Financial and Consulting Services

     MuniServices provides various financial, consulting and administrative services to municipal clients through a network of subsidiaries. MTB offers tax revenue enhancement, compliance and collection services to public clients. Municipal Resources Consultants, acquired in early 1998, provides revenue enhancement and related information services to public sector clients. MBIA MuniFinancial provides municipalities in California and other neighboring states with debt administration, disclosure, arbitrage rebate and related services. Capital Asset acquires delinquent tax liens and services them for the benefit of municipalities. The Company is continuing to examine its investment in Capital Asset and it is likely that the Company will sell its interest in that company. The Company cannot as yet assess the economic impact of that sale although it is anticipated that it will result in a modest write-off. MBIA & Associates
Consulting, Inc. has begun to provide strategic planning and management consulting to public sector clients.

Competition

     The financial guarantee insurance business is highly competitive. In 1998 MBIA Corp. was the largest insurer of new issue long-term municipal bonds, accounting for 36% of the par amount of such insured bonds. The other principal insurers in 1998 were Ambac Assurance Corporation, Financial Guaranty Insurance Company and Financial Security Assurance Inc., all of which, like MBIA Corp., have Aaa and AAA claims-paying ratings from Moody's and S&P, respectively. According to Asset Sales Report, in 1998 MBIA Corp. was the leading insurer of new issue asset/mortgage-backed securities. The two principal competitors in this area in 1998 were Financial Security Assurance and Ambac Assurance Corporation.

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

     There are minimum capital requirements imposed on a financial guarantee insurer by Moody's and S&P to obtain Triple-A claims-paying ratings. Also, under a New York law, multi-line insurers are prohibited from writing financial guarantee insurance in New York State. See "Business-Regulation." However, there can be no assurance that major multi-line insurers or other financial institutions will not participate in financial guarantee insurance in the future, either directly or through monoline subsidiaries.

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

     As of December 31, 1998, MBIA Corp. retained approximately 85% of the gross debt service outstanding of all transactions insured by it, MBIA Assurance and MBIA Illinois, and ceded approximately 15% to treaty and facultative reinsurers. The principal reinsurers of MBIA Corp., CapMAC and MBIA Illinois are Capital Re Management Corporation, Enhance Reinsurance Company, AXA Re Finance, Munich Reinsurance Corp., and KRE Reinsurance, Ltd. The first four of these reinsurers, whose claims-paying ability is rated Triple-A by S&P, reinsured approximately 67% of the total ceded insurance in force at December 31, 1998. The other principal reinsurer is rated AA by S&P. All of the other reinsurers reinsured approximately 33% of the total ceded insurance in force at December 31, 1998 and are diversified geographically and by lines of insurance written. MBIA Corp.'s net retention on the policies it writes varies from time to time depending on its own business needs and the capacity available in the reinsurance market. The amounts of reinsurance ceded at December 31, 1998 and 1997 by bond type and by geographic location are set forth in Note 16 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

     MBIA Corp. and MBIA Assurance have entered into a reinsurance agreement providing for MBIA Corp.'s reimbursement of the risks of MBIA Assurance and a net worth maintenance agreement in which MBIA Corp. agrees to maintain the net worth of MBIA Assurance, to remain its sole shareholder and not to pledge its shares. Under the reinsurance agreement MBIA Corp. agrees to reimburse MBIA Assurance on an excess of loss basis for losses incurred in each calendar year for net retained insurance liability, subject to certain contract limitations. Under the net worth maintenance agreement, MBIA Corp. agrees to maintain a minimum capital and surplus position in accordance with French and New York legal requirements.

     In connection with the BIG Ins. acquisition, MBIA Corp. and MBIA Illinois entered into a reinsurance agreement under which MBIA Corp. agreed to reinsure 100% of all business written by MBIA Illinois, net of cessions by MBIA Illinois to third party reinsurers, in exchange for MBIA Illinois' transfer of the assets underlying the related unearned premium and contingency reserves. Pursuant to such reinsurance agreement with MBIA Illinois, MBIA Corp. reinsured all of the net exposure of $30.9 billion, or approximately 68% of the gross debt service outstanding, of the municipal bond insurance portfolio of MBIA Illinois, the remaining 32% having been previously ceded to treaty and facultative reinsurers of MBIA Illinois. MBIA Corp. retroceded 3% and 1% of this portfolio to its treaty and facultative reinsurers in 1990 and 1991, respectively; additionally, in 1990, 10% of this portfolio was ceded back to MBIA Illinois to comply with regulatory requirements. Effective January 1, 1999, MBIA Corp. and MBIA Illinois entered into a replacement reinsurance agreement whereby MBIA Corp. agreed to accept as reinsurance from MBIA Illinois 100 % of the net liabilities and other obligations of MBIA Illinois, for losses paid on or after that date, thereby eliminating the 10% retrocession arrangement previously in place.

     In connection with the CapMAC acquisition, MBIA Corp. and CapMAC entered into a reinsurance agreement, effective April 1, 1998, under which MBIA Corp. agreed to reinsure 100% of the net liability and other obligations of CapMAC in exchange for CapMAC's payment of a premium equal to the ceded reserves and contingency reserves. Pursuant to such reinsurance agreement with CapMAC, MBIA Corp. reinsured all of the net exposure of $31.6 billion, or approximately 78% of the gross debt service outstanding, the remaining 22% having been previously ceded to treaty and facultative reinsurers of CapMAC.

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

     For 1998, approximately 68% of the Company's net income was derived from after-tax earnings on its investment portfolio (excluding the amounts earned on investment agreement assets which are recorded as a component of investment management services revenues). The following table sets forth investment income and related data for the years ended December 31, 1996, 1997 and 1998:


                      Investment Income of the Company (1)


                                                    1996       1997       1998
                                                          (In thousands)

      Investment income before expenses (2)       $268,280   $305,569   $337,565
      Investment expenses                            3,133      3,571      5,763
                                                  --------   --------   --------
      Net investment income before income taxes    265,147    301,998    331,802
      Net realized gains                             9,936     16,903     29,962
                                                  --------   --------   --------
      Total investment income before income taxes $275,083   $318,901   $361,764
                                                  ========   ========   ========
      Total investment income after income taxes  $232,975   $263,071   $296,232
                                                  ========   ========   ========


----------
(l) Excludes investment income and realized gains and losses from investment management services and municipal and financial services segments

(2)  Includes taxable and tax-exempt interest income.

     The tables below set forth the composition of the Company's investment portfolios. The weighted average yields in the tables reflect the nominal yield on market value as of December 31, 1998, 1997 and 1996.

                      Investment Portfolio by Security Type
                             as of December 31, 1998

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

Fixed income investments:
   Long-term bonds:
      Taxable bonds:
          U.S. Treasury & Agency obligations              $  487,132       6.15%        $1,404,668         5.54%
          GNMAs                                              154,088       6.58            100,033         6.42
          Other mortgage & asset backed securities           206,171       6.25            849,922         5.33
          Corporate obligations                            1,026,847       5.85            842,330         6.05
          Foreign obligations(2)                             136,416       5.45            292,979         6.46
                                                          ----------       ----         ----------         ----
            Total                                          2,010,654       5.99          3,489,932         5.71
      Tax-exempt bonds:
          State & municipal                                3,873,399       7.15                 --           --
                                                          ----------       ----         ----------         ----
            Total long-term investments                    5,884,053       6.76          3,489,932         5.71
      Short-term investments(3)                              423,194       4.94            188,297         5.03
                                                          ----------       ----         ----------         ----

            Total fixed income investments                 6,307,247       6.63%         3,678,229         5.68%
Other investments(4)                                          94,975         --                 --           --
                                                          ----------                    ----------
            Total investments                             $6,402,222         --         $3,678,229           --
                                                          ==========                    ==========





----------
(1) Prospective market yields as of December 31, 1998. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate

(2)  Consists of U.S. denominated foreign government and corporate securities.

(3) Taxable and tax-exempt investments, including bonds with a remaining maturity of less than one year.

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


                      Investment Portfolio by Security Type
                             as of December 31, 1997
                                                                                              Investment
                                                                Insurance                 Management Services
                                                                         Weighted                        Weighted
                                                        Fair Value        Average        Fair Value       Average
Investment Category                                   (in thousands)     Yield (1)     (in thousands)    Yield (1)
Fixed income investments:
   Long-term bonds:
      Taxable bonds:
          U.S. Treasury & Agency obligations            $  472,100         6.87%        $1,106,396         6.08%
          GNMAs                                            148,065         7.15            105,865         6.91
          Other mortgage & asset backed securities         189,904         6.60            726,126         6.03
          Corporate obligations                            836,334         6.38            691,252         6.49
          Foreign obligations(2)                           165,506         6.27            300,232         6.73
                                                        ----------         ----         ----------         ----
            Total                                        1,811,909         6.58          2,929,871         6.26
      Tax-exempt bonds:
          State & municipal                              3,399,402         7.36                 --           --
                                                        ----------         ----         ----------         ----

            Total long-term investments                  5,211,311         7.09          2,929,871         6.26
      Short-term investments(3)                            303,898         5.19            411,523         5.73
                                                        ----------         ----         ----------         ----
            Total fixed income investments               5,515,209         6.99%         3,341,394         6.19%
Other investments(4)                                        51,693           --                 --           --
                                                        ----------                      ----------
            Total investments                           $5,566,902           --         $3,341,394           --
                                                        ==========                      ==========


----------
(1) Prospective market yields as of December 31, 1997. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.

(2) Consists of U.S. denominated foreign government and corporate securities.

(3) Taxable and tax-exempt investments, including bonds with a remaining maturity of less than one year.

(4) Consists of equity investments and other fixed income investments; yield information not meaningful.


                      Investment Portfolio by Security Type
                             as of December 31, 1996
                                                                                               Investment
                                                               Insurance                    Management Services
                                                                        Weighted                         Weighted
                                                        Fair Value       Average        Fair Value        Average
Investment Category                                   (in thousands)    Yield (1)     (in thousands)     Yield (1)

Fixed income investments:
   Long-term bonds:
      Taxable bonds:
          U.S. Treasury & Agency obligations            $  415,007         7.29%        $1,121,511         6.32%
          GNMAs                                            107,217         7.56             71,315         7.35
          Other mortgage & asset backed securities         136,913         7.13            767,271         5.92
          Corporate obligations                            469,823         6.78            706,574         6.82
          Foreign obligations(2)                           152,392         6.87            182,885         7.37
                                                        ----------         ----         ----------         ----
            Total                                        1,281,352         7.06          2,849,556         6.43

      Tax-exempt bonds:
          State & municipal                              3,173,770         8.07                 --           --
                                                        ----------         ----         ----------         ----
            Total long-term investments                  4,455,122         7.78          2,849,556         6.43
      Short-term investments(3)                            209,840         5.85            443,742         5.65
                                                        ----------         ----         ----------         ----
            Total fixed income investments               4,664,962         7.70%         3,293,298         6.33%
Other investments(4)                                        49,737           --                 --           --
                                                        ----------                      ----------
            Total investments                           $4,714,699           --         $3,293,298           --
                                                        ==========                      ==========



----------
(1) Prospective market yields as of December 31, 1996. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.

(2)  Consists of U.S. denominated foreign government and corporate securities.

(3) Taxable and tax-exempt investments, including bonds with a remaining maturity of less than one year.

(4) Consists of equity investments and other fixed income investments; yield information not meaningful.

     The average maturity of the insurance fixed income portfolio excluding short-term investments as of December 31, 1998 was 11.1 years. After allowing for estimated principal pre-payments on mortgage pass-through securities, the duration of the portfolio was 6.8 years.

     The table below sets forth the distribution by maturity of the Company's consolidated fixed income investments:


                      Fixed Income Investments by Maturity
                             as of December 31, 1998

                                                       Insurance                           Investment
                                                                                      Management Services
                                                                 % of Total                        % of Total
                                           Fair Value           Fixed Income      Fair Value      Fixed Income
                 Maturity                 In thousands)          Investments    (In thousands)     Investments
   Within 1 year                            $  423,194               6.7%         $  188,297           5.1%
   Beyond 1 year but within 5 years          1,044,997              16.6             960,503          26.1
   Beyond 5 years but within 10 years        1,749,798              27.7             834,206          22.7
   Beyond 10 years but within 15 years         999,642              15.8             254,631           6.9
   Beyond 15 years but within 20 years       1,020,534              16.2             603,252          16.4
   Beyond 20 years                           1,069,082              17.0             837,340          22.8
                                            ----------             -----          ----------         -----
   Total fixed income investments           $6,307,247             100.0%         $3,678,229         100.0%
                                            ==========                            ==========

     The quality distribution of the Company's fixed income investments based on ratings of Moody's was as shown in the table below:


                 Fixed Income Investments by Quality Rating (1)
                             as of December 31, 1998


                                                                          Investment
                                      Insurance                       Management Services
                                                 % of Total                        % of Total
                             Fair Value         Fixed Income       Fair Value     Fixed Income
         Quality Rating    (In thousands)        Investments     (In thousands)    Investments

         Aaa                 $3,671,994              60.7%          $2,675,396            72.7%
         Aa                   1,262,103              20.9              314,972             8.6
         A                    1,053,863              17.4              687,861            18.7
         Baa                     56,948               1.0                   --              --
                             ----------            ------           ----------           -----
                             $6,044,908             100.0%          $3,678,229           100.0%
                             ==========                             ==========

----------
(1) Excludes short-term investments with an original maturity of less than one year, but includes bonds having a remaining maturity of less than one year.

Regulation

     MBIA Corp. is licensed to do insurance business in, and is subject to insurance regulation and supervision by, the State of New York (its state of incorporation), the 49 other states, the District of Columbia, Guam, the Northern Mariana Islands, the U.S. Virgin Islands, Puerto Rico, the Kingdom of Spain and the Republic of France. MBIA Assurance is licensed to do insurance business in France and is subject to regulation under the corporation and insurance laws of the Republic of France. The extent of state insurance regulation and supervision varies by jurisdiction but New York and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies. These laws prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. is required to file detailed annual financial statements with the New York Insurance Department and similar supervisory agencies in each of the other jurisdictions in which it is licensed. The operations and accounts of MBIA Corp. are subject to examination by these regulatory agencies at regular intervals.

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

     As a financial guarantee insurer, MBIA Corp. is required by the laws of New York, California, Connecticut, Florida, Illinois, Iowa, New Jersey and Wisconsin to maintain contingency reserves on its municipal bond and other financial guarantee liabilities. Under New Jersey, Illinois and Wisconsin regulations, contributions by such an insurer to its contingency reserves are required to equal 50% of earned premiums on its municipal bond business. Under New York law, such an insurer is required to contribute to contingency reserves 50% of premiums as they are earned on policies written prior to July 1, 1989 (net of reinsurance) and, with respect to policies written on and after July 1, 1989, must make contributions over a period of 15 or 20 years (based on issue type), or until the contingency reserve for such insured issues equals the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.5%, depending upon the type of obligation guaranteed (net of reinsurance, refunding, refinancings and certain insured securities). California, Connecticut, Iowa and Florida law impose a generally similar requirement. In each of these states, MBIA Corp. may apply for release of portions of the contingency reserves in certain circumstances.

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

     The Company, MBIA Corp., MBIA Illinois and CapMAC are subject to regulation under the insurance holding company statutes of New York, Illinois and other jurisdictions in which MBIA Corp., MBIA Illinois and CapMAC are licensed to write insurance. The requirements of holding company statutes vary from jurisdiction to jurisdiction but generally require insurance holding companies, such as the Company, and their insurance subsidiaries, to register and file certain reports describing, among other information, their capital structure, ownership and financial condition. The holding company statutes also generally require prior approval of changes in control, of certain dividends and other intercorporate transfers of assets, and of transactions between insurance companies, their parents and affiliates. The holding company statutes impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that those exceeding specified limits receive prior regulatory approval.

     Prior approval by the New York Insurance Department is required for any entity seeking to acquire "control" of the Company, MBIA Corp or CapMAC. Prior approval by the Illinois Department of Insurance is required for any entity seeking to acquire "control" of the Company, MBIA Corp., MBIA Illinois or CapMAC. In many states, including New York and Illinois, "control" is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled by an entity, although the supervisory agency may find that "control" in fact does or does not exist when an entity owns or controls either a lesser or greater amount of securities.

     The laws of New York regulate the payment of dividends by MBIA Corp. and provide that a New York domestic stock property/casualty insurance company (such as MBIA Corp.) may not declare or distribute dividends except out of statutory earned surplus. New York law provides that the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders' surplus, as shown by the most recent statutory financial statement on file with the New York Insurance Department, and (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent of Insurance approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings. See Note 13 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

     The foregoing dividend limitations are determined in accordance with Statutory Accounting Practices ("SAP"), which generally produce statutory earnings in amounts less than earnings computed in accordance with Generally Accepted Accounting Principles ("GAAP"). Similarly, policyholders' surplus, computed on a SAP basis, will normally be less than net worth computed on a GAAP basis. See Note 5 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

     MBIA Corp., MBIA Illinois and CapMAC are exempt from assessments by the insurance guarantee funds in the majority of the states in which they do business. Guarantee fund laws in most states require insurers transacting business in the state to participate in guarantee associations which pay claims of policyholders and third-party claimants against impaired or insolvent insurance companies doing business in the state. In most states, insurers licensed to write only municipal bond insurance, financial guarantee insurance and other forms of surety insurance are exempt from assessment by these funds and their policyholders are prohibited from making claims on these funds.

Losses and Reserves

     The Company's policy is to provide for loss reserves to cover losses that may be reasonably estimated on its insured obligations over the lives of such obligations. The loss reserve, at any financial statement date, is the Company's estimate of the identified and unidentified losses on the obligations it has insured, including expected costs of settlement.

     Both MBIA Illinois and CapMAC are currently inactive and their insurance business is in run-off. MBIA Corp. has reinsured their respective net liabilities on financial guarantee insurance business and maintains required reserves in connection therewith.

     To the extent that specific insured issues are identified as currently or likely to be in default, the present value of the expected payments, including costs of settlement, net of expected recoveries, is allocated within the total loss reserve as a case basis reserve. At December 31, 1998, $188.6 million of the $270.1 million reserve for loss and loss adjustment expense represents case basis reserves, of which $162.8 million and $20.3 million are attributable to two health care facilities in Pennsylvania. The remaining case basis reserves represent various housing financings and structured finance transactions, the largest of which is $3.6 million.

     The reserves for losses and loss adjustment expenses are based on estimates, and there can be no assurance that the ultimate liability will not exceed such estimates. To the extent that actual case losses for any period are less than the unallocated portion of total loss reserve, there will be no impact on the Company's earnings for that period other than an addition to the reserve which results from applying the loss rate factor to new debt service insurance. To the extent that case losses, for any period, exceed the unallocated portion of the total loss reserve, the excess will be charged against the Company's earnings for that period. The Company periodically reviews the appropriateness of the loss reserves and loss rate factor and is currently conducting such an analysis.

SAP Ratios

     The financial statements in this Form 10-K are prepared on the basis of GAAP. For reporting to state regulatory authorities, SAP is used. See Note 5 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

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

                                                  Years Ended December 31,
                                             1995      1996      1997      1998
MBIA Corp.
   Loss ratio                                 0.4%      1.7%      1.2%      8.0%
   Expense ratio                             27.2      22.8      21.2      16.8
   Combined ratio                            27.6      24.5      22.4      24.8
Financial guarantee industry (1)
   Loss ratio                                 5.3%      4.9%      8.3%        *
   Expense ratio                             32.7      31.6      28.1         *
   Combined ratio                            38.0      36.5      36.4         *


----------
(1) Industry statistics were taken from the 1997 Annual Report of the Association of Financial Guaranty Insurors.

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

     Net insurance in force, qualified statutory capital (which is comprised of policyholders' surplus and the contingency reserve), and policyholders' leverage ratios for MBIA Corp. and for the financial guarantee industry are shown in the table below:

                                                   As of December 31,
                                       1995         1996         1997       1998
                                                (Dollars in millions)
MBIA Corp.
   Net insurance in force            $359,175   $  434,417   $  513,736   $595,895
   Qualified statutory capital          2,257        2,620        3,140      3,741
   Policyholders' leverage ratio        159:1        166:1        164:1      159:1
Financial guarantee industry(1)
   Net insurance in force            $895,559   $1,076,821   $1,262,697          *
   Qualified statutory capital          6,495        7,350        8,851          *
   Policyholders' leverage ratio        138:1        147:1        143:1          *


----------
(1) Industry statistics were taken from the 1997 Annual Report of the Association of Financial Guaranty Insurors.

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

     MBIA Assurance writes policies that are substantially similar in coverage and manner of payment to the MBIA Corp. policies. The MBIA Illinois insurance policies provide for payments on default in substantially the same manner as the MBIA Corp. policies. Financial guaranty insurance written by CapMAC generally guarantees to the holder of the guaranteed obligation the timely payment of principal and interest in accordance with the obligation's original payment schedule. In the case of a default on the insured obligation, payment under the insurance policy generally may not be accelerated by the holder without the consent of CapMAC, even though the underlying obligation may be accelerated.

Rating Agencies

     Moody's, S&P and Fitch perform periodic reviews of MBIA Corp. and other companies providing financial guarantee insurance. Their reviews focus on the insurer's underwriting policies and procedures and on the issues insured. Additionally, each rating agency has certain criteria as to exposure limits and capital requirements for financial guarantors.

     The rating agencies have reaffirmed their Triple-A claims-paying ratings assigned to MBIA Corp., CapMAC, MBIA Illinois and to MBIA Assurance. The ratings for MBIA Illinois and CapMAC are based in significant part on reinsurance agreements between MBIA Corp. and MBIA Illinois and MBIA Corp. and CapMAC, respectively. The rating of MBIA Assurance is based in significant part on the reinsurance agreement between MBIA Corp. and MBIA Assurance and the net worth maintenance agreement between the two parties. See "Business-Reinsurance."

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

Credit Agreement

     MBIA Corp. entered into a Credit Agreement, dated as of December 29, 1989, which has been amended from time to time (the "Credit Agreement") with Credit Suisse, New York Branch ("Credit Suisse") to provide MBIA Corp. with an unconditional, irrevocable line of credit. The Credit Agreement was amended and restated by the Second Amended and Restated Credit Agreement, dated as of October 1, 1997 among MBIA Corp., Credit Suisse, as Administrative Agent and a consortium of highly rated banks. The Credit Agreement was further amended as of October 1, 1998 to extend the expiration date and to replace the Administrative Agent, Credit Suisse, with Cooperatieve Centrale Raiffeissen-Boerenleenbank B.A. "Robobank Nederland." The line of credit is available to be drawn upon by MBIA Corp., in an amount up to $825 million, after MBIA Corp. has incurred, during the period commencing October 1, 1997 and ending October 31, 2005, cumulative losses (net of any recoveries) in excess of $825 million or 4.00% of average annual debt service. The obligation to repay loans made under the Credit Agreement is a limited recourse obligation of MBIA Corp. payable solely from, and secured by a pledge of, recoveries realized on defaulted insured obligations, from certain pledged installment premiums and other collateral. Borrowings under the Credit Agreement are repayable on the expiration date of the Credit Agreement. The current expiration date of the Credit Agreement is October 31, 2005, subject to annual extensions under certain circumstances. The Credit Agreement contains covenants that, among other things, restrict MBIA Corp.'s ability to encumber assets or merge or consolidate with another entity.

Employees

     As of March 25, 1999, the Company had 939 employees. No employee is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

Forward-Looking Statements

     The Company through its management may from time to time make forward-looking statements. Important factors, including general market conditions and the competitive environment, could cause actual results to differ materially from those contained in any forward-looking statements. The Company undertakes no obligation to update any forward-looking statements to reflect changes in events or expectations or otherwise.

Executive Officers

     The executive officers of the Company and their present ages and positions with the Company are set forth below.

     Name                    Age        Position and Term of Office
     -----                   ----       ---------------------------
     David H. Elliott         57        Chairman (officer since 1986)
     Joseph W. Brown, Jr.     50        Chief Executive Officer (officer
                                         since January 1999)
     Richard L. Weill         56        Vice Chairman (officer since 1989)
     Neil G. Budnick          44        Chief Financial Officer and Treasurer
                                         (officer since 1992)
     John B. Caouette         54        President, Structured Finance Division
                                         (officer since February, 1998)
     Gary C. Dunton           43        President, Public Finance Division and
                                         President, Investment Management and
                                         Financial Services Division
                                         (officer since January, 1998)
     Louis G. Lenzi           50        General Counsel and Secretary
                                         (officer since 1986)
     Kevin D. Silva           45        Senior Vice President (officer
                                         since 1995)
     Ruth M. Whaley           43        Chief Risk Officer (officer since
                                              January 1999)


     David H. Elliott is Chairman of the Company and of MBIA Corp. It is expected that he will step down as Chairman in May. From 1991 to 1998, he was also the Company's Chief Executive Officer and, from 1986 to 1991, he served as the President and Chief Operating Officer of the Company and MBIA Corp. He is a director of MBIA Corp. and was the President of the Association from 1976 to 1980 and from 1982 through 1986.

     Joseph W. Brown, Jr. is Chief Executive Officer of the Company (effective January 7, 1999) and a director of MBIA Corp. It is expected that Mr. Brown will be appointed Chairman in May. Prior to joining the Company in January 1999, Mr. Brown was Chairman of the Board of Talegen Holdings, Inc.

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

     Neil G. Budnick is Chief Financial Officer and Treasurer of the Company and MBIA Corp. and a director of MBIA Corp. Mr. Budnick has been primarily involved in the insurance operations area of MBIA Corp. since joining the Company in 1983.

     John B. Caouette is President, Structured Finance Division of the Company and MBIA Corp. and a director of MBIA Corp. Mr. Caouette was, until February of 1998, the Chairman and Chief Executive Officer of CapMAC Holdings Inc.

     Gary C. Dunton is President, Public Finance Division and President, Investment Management and Financial Services Division of the Company and MBIA Corp. and a director of MBIA Corp. Mr. Dunton was, prior to joining the Company as an officer, a director of the Company and President of the Family and Business Insurance Group, USF&G Insurance.

     Louis G. Lenzi is General Counsel and Secretary of the Company and MBIA Corp. He is also a director of MBIA Corp. Mr. Lenzi has held various legal positions within the Company and MBIA Corp. since 1984.

     Ruth M. Whaley is the Chief Risk Officer of the Company and MBIA Corp. and a director of MBIA Corp.. She was, until February of 1998, the Chief Underwriting Officer of CapMAC Holdings Inc.

Item 2. Properties

     MBIA Corp.  owns the 157,500 square foot office  building on  approximately
15.5 acres of property in Armonk, New York, in which the Company and MBIA Corp. have their headquarters. The Company is currently in the process of constructing a 105,000 square foot addition to the Armonk property at an estimated cost of $35.0 million. The Company also has rental space in New York, New York, San Francisco, California, Paris, France, Madrid, Spain and Sydney, Australia. The Company believes that these facilities are adequate and suitable for its current needs.

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


Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

     The information concerning the market for the Company's Common Stock and certain information concerning dividends appears under the heading "Shareholder Information" on the inside back cover of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference. As of March 25, 1999, there were 504 shareholders of record of the Company's Common Stock. The information concerning dividends on the Company's Common Stock is under "Business - Regulation" in this report.

Item 6. Selected Financial Data

     The information under the heading "Selected Financial and Statistical Data" as set forth on pages 34-35 of the Company's 1998 Annual Report to Shareholders is incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth on pages 36-43 of the Company's 1998 Annual Report to Shareholders is incorporated by reference.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements of the Company, the Report of Independent Accountants thereon by PricewaterhouseCoopers LLP and the unaudited "Quarterly Financial Information" are set forth on pages 44-64 of the Company's 1998 Annual Report to Shareholders and are incorporated by reference.

Item 9. Disagreements on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding directors is set forth under "Election of Directors" in the Company's Proxy Statement, dated March 29, 1999, which is incorporated by reference.

     Information regarding executive officers is set forth under Item 1, "Business - Executive Officers," in this report.

Item 11. Executive Compensation

     Information regarding compensation of the Company's executive officers is set forth under "Compensation of Executive Officers" in the Company's Proxy Statement, dated March 29, 1999, which is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management is set forth under "Election of Directors" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement, dated March 29, 1999, which is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     Information regarding relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated March 29, 1999, which is incorporated by reference.

                                     PART IV

Item 14.

          (a)  Financial   Statements  and  Financial  Statement  Schedules  and
               Exhibits.

     1. Financial Statements

     MBIA Inc. has incorporated by reference from the 1998 Annual Report to Shareholders the following consolidated financial statements of the Company:

                                                                  Annual Report
                                                                 to Shareholders
                                                                      Page(s)
     MBIA INC. AND SUBSIDIARIES

     Report of independent accountants.                                 44
     Consolidated balance sheets as of  December 31, 1998 and           45
     1997.
     Consolidated statements of income for the years ended              46
     December 31, 1998, 1997 and 1996.
     Consolidated statements of changes in shareholders'                47
     Equity for the years ended December 31, 1998, 1997 and
     1996.
     Consolidated statements of cash flows for the years                48
     Ended December 31, 1998, 1997 and 1996.
     Notes to consolidated financial statements.                       49-64

     2. Financial Statement Schedules

     The following financial statement schedules are filed as part of this report.

     Schedule        Title
     --------        -----

     I Summary of investments, other than investments in related parties, as of December 31, 1998.

     II Condensed financial information of Registrant for December 31, 1998, 1997 and 1996.

     IV             Reinsurance  for the years
                    ended December 31, 1998, 1997 and 1996.

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

     3.2. By-Laws as Amended as of March 19, 1998.

     10. Material Contracts

     10.06. Amended and Restated Tax Allocation Agreement, dated as of January 1, 1990, between the Company and MBIA Corp., incorporated by reference to
Exhibit 10.66 to the 1989 10-K.

     10.07. Reinsurance Agreement, dated as of December 31, 1990, between MBIA Corp. and Bond Investors Guaranty Insurance Company, incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Comm. File No. 1-9583) (the "1990 10-K").

     10.08. Revolving Credit Agreement, dated as of February 15, 1991, between the Company and Credit Suisse, New York Branch, incorporated by reference to
Exhibit 10.76 to the 1991 10-K, as amended by the First Amendment to Revolving Credit Agreement, dated as of September 30, 1992, incorporated by reference to
Exhibit 10.61 to the 1992 10-K, as further amended by the Second Amendment to Revolving Credit Agreement, dated as of September 30, 1994, incorporated by reference to Exhibit 10.48 to the 1994 10-K, as further amended by the Third Amendment to Revolving Credit Agreement, dated as of May 23, 1996, incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996 (Comm. File No. 1-9583) (the "1996 10-K").

     10.09. Rights Agreement, dated as of December 12, 1991, between the Company and Mellon Bank, N.A., incorporated by reference to the Company's Current Report on Form 8-K, filed on December 31, 1991, incorporated by reference to Exhibit
10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Comm. File No. 1-9583) (the "1993 10-K"), as amended by Amendment to Rights Agreement, dated as of October 24, 1994, incorporated by reference to Exhibit 10.49 to the 1994 10-K.

     10.10. Trust Agreement, dated as of December 31, 1991, between MBIA Corp. and Fidelity Management Trust Company, incorporated by reference to Exhibit
10.64 to the 1992 10-K, as amended by the Amendment to Trust Agreement, dated as of April 1, 1993, incorporated by reference to Exhibit 10.64 to the 1993 10-K, as amended by First Amendment to Trust Agreement, dated as of January 21, 1992, as further amended by Second Amendment to Trust Agreement, dated as of March 5, 1992, as further amended by Third Amendment to Trust Agreement, dated as of April 1, 1993, as further amended by the Fourth Amendment to Trust Agreement, dated as of July 1, 1995, incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Comm. File No. 1-9583) (the "1995 10-K"), as amended by Fifth Amendment to Trust Agreement, dated as of November 1, 1995, as further amended by Sixth Amendment to Trust Agreement, dated as of January 1, 1996, incorporated by reference to Exhibit 10.46 to the 1996 10-K, further amended by Seventh Amendment to Trust Agreement, dated as of October 15, 1997, incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Comm. File No. 1-9583) (the "1997 10-K") as further amended by the Eighth Amendment to Trust Agreement, dated as of January 1, 1998 and by the Ninth Amendment to Trust Agreement, dated as of March 1, 1999.

     10.12. Indenture, dated as of August 1, 1990, between MBIA Inc. and The First National Bank of Chicago, Trustee, incorporated by reference to Exhibit
10.72 to the 1992 10-K.

     10.13. First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent and Assignor and Deutsche Bank AG,

New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent,
Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994, incorporated by reference to Exhibit 10.63 to the 1994 10-K, as further amended by the Second Amendment to the First Restated Credit Agreement, dated as of January 1, 1996, and as further amended by the Third Amendment to the First Restated Credit Agreement, dated as of October 1, 1996, incorporated by reference to Exhibit
10.57 to the 1996 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of October 1, 1997, incorporated by reference to Exhibit 10.46 to the 1997 10-K, as further amended by the First Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 1998.

     10.14. Net Worth Maintenance Agreement, dated as of November 1, 1991, between MBIA Corp. and MBIA Assurance S.A., as amended by Amendment to Net Worth Agreement, dated as of November 1, 1991, incorporated by reference to Exhibit
10.79 to 1993 10-K.

     10.15. Reinsurance Agreement, dated as of January 1, 1993, between MBIA Assurance S.A. and MBIA Corp., incorporated by reference to Exhibit 10.80 to the 1993 10-K.

     10.16. Credit Agreement, dated as of August 31, 1994, among Municipal Bond Investors Assurance Corporation, the Company, Wachovia Bank of Georgia, N.A., Banco Santander, The Sumitomo Bank, Ltd., New York Branch, The Chase Manhattan Bank, N.A., Commerzbank Aktiengesellschaft, The Industrial Bank of Japan, Limited New York Branch and NBD Bank, N.A., and as further amended by the First Amendment to Credit Agreement, dated as of October 14, 1994, incorporated by reference to Exhibit 10.66 to the 1994 10-K, as amended by the Second Amendment to Credit Agreement, dated as of October 31, 1995, incorporated by reference to
Exhibit 10.61 to 1995 10-K.

     10.17. Investment Services Agreement, effective as of April 28, 1995, between MBIA Insurance Corporation and MBIA Securities Corp., as amended by Amendment No. 1, dated as of December 29, 1995, incorporated by reference to
Exhibit 10.65 to the 1995 10-K, as further amended by Amendment No. 2 to Investment Services Agreement, dated January 14, 1997, incorporated by reference to Exhibit 10.53 to the 1997 10-K.

     10.18. Investment Services Agreement, effective January 2, 1996, between MBIA Insurance Corp. of Illinois and MBIA Securities Corp., incorporated by reference to Exhibit 10.66 to the 1995 10-K.

     10.21. Agreement and Plan of Merger among the Company, CMA Acquisition Corporation and CapMAC Holdings Inc. ("CapMAC"), dated as of November 13, 1997, incorporated by reference to the Company's Form S-4 (Reg. No. 333-41633) filed on December 5, 1997.

     10.22. Amendment No. 1 to Agreement and Plan of Merger among the Company, CMA Acquisition Corporation and CapMAC Holdings Inc. ("CapMAC"), dated January 16, 1998, incorporated by reference to the Company's Post Effective Amendment No. 1 to Form S-4 (Reg. No. 333-41633) filed on January 21, 1998.

     10.30. Reinsurance Agreement, dated as of April 1, 1998, between CapMAC and MBIA Corp.

     10.31. Reinsurance Agreement, dated as of January 1, 1999, between MBIA Illinois and MBIA Corp.

     10.32. Agreement and Plan of Merger by and among the Company, MBIA Acquisition, Inc. and 1838 Investment Advisors, Inc., dated as of June 19, 1998.

     10.33. Credit Agreement (364 day agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998.

     10.34. Credit Agreement (5 year agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998

     10.48. Ambac Assurance Corporation, AMBAC Insurance UK Limited, MBIA Insurance Corporation, and MBIA Assurance S.A. Agreement Regarding A Global Joint Venture, effective as of January 15, 1999.

     10.49. Special Excess Of Loss Reinsurance Agreement, between MBIA Insurance Corporation and/or MBIA Assurance S.A. and/or any other insurance or reinsurance company subsidiaries of MBIA Inc. listed in Exhibit No. 1 and Muenchener Rueckversicherungs-Gesellshaft, effective September 1, 1998.

     10.50. Second Special Per Occurrence Excess Of Loss Reinsurance Agreement, between MBIA Insurance Corporation and/or MBIA Assurance S.A. and/or any other insurance or reinsurance company subsidiaries of MBIA Inc. listed in Exhibit No. 1 and AXA Re Finance S.A., effective September 1, 1998.

     10.51. Third Special Per Occurrence Excess Of Loss Reinsurance Agreement, between MBIA Insurance Corporation and/or MBIA Assurance S.A. and/or any other insurance or reinsurance company subsidiaries of MBIA Inc. listed in Exhibit No. 1 and Zurich Reinsurance (North America), Inc., effective September 15, 1998.

     Executive Compensation Plans and Arrangements

     The following Exhibits identify all existing executive compensation plans and arrangements:

     10.01.  MBIA Inc.  1987 Stock  Option  Plan,  incorporated  by reference to
Exhibit 10.13 to the 1987 S-1, as amended by the First Amendment to the MBIA Inc. 1987 Stock Option Plan, effective June 1, 1995, as further amended by the Second Amendment to the MBIA Inc. 1987 Stock Option Plan, effective as of January 7, 1999.

     10.02.   MBIA  Inc.   Deferred   Compensation   and  Excess  Benefit  Plan,
incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (Comm. File No. 1-9583) (the "1988 10-K"), as amended as of July 22, 1992, incorporated by reference to
Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Comm. File No. 1-9583) (the "1992 10-K").

     10.03. MBIA Inc. Employees Pension Plan, amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.28 of the Company's Amendment No. 1 to the 1987 S-1, as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Comm. File No. 1-9583) (the "1991 10-K"), as further amended and restated effective January 1, 1994, incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994 (Comm. File No. 1-9583) (the "1994 10-K").

     10.04. MBIA Inc. Employees Profit Sharing Plan, as amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the 1987 S-1, as further amended by Amendment dated December 8, 1988, incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Comm. File No. 1-9583) (the "1989 10-K"), as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.19 to the 1991 10-K, as further amended and restated as of May 7, 1992, incorporated by reference to Exhibit
10.17 to the 1992 10K, as further amended and restated effective January 1, 1994, incorporated by reference to Exhibit 10.17 to the 1994 10-K.

     10.05. MBIA Corp. Split Dollar Life Insurance Plan, dated as of February 9, 1988, issued by Aetna Life Insurance and Annuity Company, incorporated by reference to Exhibit 10.23 to the 1989 10-K.

     10.11. MBIA Inc. Employees Change of Control Benefits Plan, effective as of January 1, 1992, incorporated by reference to Exhibit 10.65 to the 1992 10-K.

     10.19. MBIA Inc. 1996 Incentive Plan, effective as of January 1, 1996, incorporated by reference to Exhibit 10.70 to the 1995 10-K.

     10.20. MBIA Inc. 1996 Directors Stock Unit Plan, effective as of December 4, 1996, incorporated by reference to Exhibit 10.70 to the 1996 10-K.

     10.23. Employment Agreement, dated as of June 25, 1992, between CapMAC Acquisition Corp. and John B. Caouette, incorporated by reference to Exhibit
10.7 of CapMAC's Registration Statement on Form S-1 (Reg. No. 33-982554), filed in 1992, as amended (the "CapMAC Form S-1").

     10.24.  CapMAC Employee Stock Ownership Plan,  incorporated by reference to
Exhibit 10.18 to the CapMAC Form S-1.

     10.25. CapMAC Employee Stock Ownership Plan Trust Agreement, incorporated by reference to Exhibit 10.19 to the CapMAC Form S-1, as amended by Amendment No. 2 to the CapMAC Employee Stock Ownership Plan, executed December 22, 1998.

     10.26. ESOP Loan Agreement by and between CapMAC and the ESOP Trust dated as of June 25, 1992, incorporated by reference to Exhibit 10.20 to the CapMAC Form S-1.

     10.27. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between John B. Caouette and CapMAC, incorporated by reference to Exhibit 10.28 of the CapMAC Annual Report on Form 10-K for the year ended December 31, 1995 (the "CapMAC 1995 10-K").

     10.28. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between Joyce S. Richardson and CapMAC, incorporated by reference to Exhibit 10.35 of the CapMAC 1995 10-K.

     10.29. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between Ram D. Wertheim and CapMAC, incorporated by reference to Exhibit 10.35 of the CapMAC 1995 10-K.

     10.35.  Retirement and Consulting Agreement,  between the Company and David
H. Elliott, dated as of January 7, 1999 and Summary Retirement and Consulting Agreement, between the Company and David H. Elliott, dated as of January 7, 1999.

     10.36. Terms of Employment letter between MBIA and Joseph W. Brown, Jr., dated January 7, 1999.

     10.37. Stock Option Agreement between MBIA Inc. and Joseph W. Brown, Jr., dated January 7, 1999.

     10.38. Key Employee Employment Protection Agreement between MBIA Inc. and Joseph W. Brown, Jr., dated January 20, 1999.

     10.39. Key Employee Employment Protection Agreement between MBIA Inc. and Neil G. Budnick, dated January 25, 1999.

     10.40. Key Employee Employment  Protection  Agreement between MBIA Inc. and
W. Thacher Brown, dated January 25, 1999.

     10.41. Key Employee Employment Protection Agreement between MBIA Inc. and John B. Caouette, dated January 25, 1999.

     10.42. Key Employee Employment Protection Agreement between MBIA Inc. and Gary C. Dunton, dated January 25, 1999

     10.43. Key Employee Employment Protection Agreement between MBIA Inc. and Louis G. Lenzi, dated January 25, 1999.

     10.44. Key Employee Employment Protection Agreement between MBIA Inc. and Kevin D. Silva , dated January 25, 1999.

     10.45. Key Employee Employment Protection Agreement between MBIA Inc. and Richard L. Weill, dated January 25, 1999.

     10.46. Key Employee Employment Protection Agreement between MBIA Inc. and Ruth M. Whaley, dated January 25, 1999.

     10.47. Key Employee Employment Protection Agreement between MBIA Inc. and Michael J. Maguire, dated March 19, 1999.

     13. Annual Report to Shareholders of MBIA Inc. for fiscal year ended December 31, 1998. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this report.

     21. List of Subsidiaries

     23. Consent of PricewaterhouseCoopers LLP

     24. Power of Attorney

     27. Financial Data Schedule

     99. Additional Exhibits - MBIA Corp. GAAP Financial Statements

     (b) Reports on Form 8-K: The Company filed no report on Form 8-K in the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               MBIA Inc.
                                                              (Registrant)


Dated:   March 29, 1999                     By       /s/ David H. Elliott
                                                --------------------------------
                                                Name: David H. Elliott
                                                Title: Chairman


         Pursuant to the requirements of Instruction D to Form 10-K under the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


            Signature                           Title                Date
            ---------                           -----                ----

     /s/ David H. Elliott               Chairman and Director    March 29, 1999
     -----------------------------
     David H. Elliott



     /s/ Elizabeth B. Sullivan            Vice President and     March 29, 1999
     -----------------------------            Controller
     Elizabeth B. Sullivan



     /s/ Joseph W. Brown, Jr.   *              Director          March 29, 1999
     -----------------------------
     Joseph W. Brown, Jr.



     /s/ David C. Clapp         *              Director          March 29, 1999
     -----------------------------
     David C. Clapp



     /s/ Gary C. Dunton                        Director          March 29, 1999
     -----------------------------
     Gary C. Dunton

     /s/ Claire L. Gaudiani     *              Director          March 29, 1999
     -----------------------------
     Claire L. Gaudiani



     /s/ William H. Gray, III   *              Director          March 29, 1999
     -----------------------------
     William H. Gray, III



     /s/ Freda S. Johnson       *              Director          March 29, 1999
     -----------------------------
     Freda S. Johnson



     /s/ Daniel P. Kearney      *              Director          March 29, 1999
     -----------------------------
     Daniel P. Kearney



     /s/ James A. Lebenthal     *              Director          March 29, 1999
     -----------------------------
     James A. Lebenthal



     /s/ Pierre-Henri Richard   *              Director          March 29, 1999
     -----------------------------
     Pierre-Henri Richard



     /s/ John A. Rolls          *              Director          March 29, 1999
     -----------------------------
     John A. Rolls



     /s/ Richard L. Weill                      Director          March 29, 1999
     -----------------------------
     Richard L. Weill



*By  /s/ Louis G. Lenzi
     -----------------------------
     Louis G. Lenzi
     Attorney-in Fact

                      Report of Independent Accountants on
                          Financial Statement Schedules



To the Board of Directors of MBIA Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 2, 1999 appearing on page 44 of the 1998 Annual Report to Shareholders of MBIA Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                             /s/ PricewaterhouseCoopers LLP


New York, New York
February 2, 1999

                                   SCHEDULE I

                           MBIA INC. AND SUBSIDIARIES
        SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

                                DECEMBER 31, 1998
                                 (In thousands)

-----------------------------------------------------------------------------------------

             COLUMN A                       COLUMN B         COLUMN C       COLUMN D

                                                                          AMOUNT AT WHICH
                                                              FAIR         SHOWN IN THE
        TYPE OF INVESTMENT                    COST            VALUE       BALANCE SHEET

-----------------------------------------------------------------------------------------

FIXED-MATURITIES

    Bonds:
         United States Treasury
            and Government
            agency obligations             $  443,130      $  490,415     $   490,415
         State and municipal
            obligations                     3,633,841       3,873,399       3,873,399
         Corporate and other
            obligations                     3,162,344       3,303,693       3,303,693
         Mortgage-backed                    1,679,525       1,706,478       1,706,478
                                          -----------     -----------      ----------
                Total fixed-maturities      8,918,840       9,373,985       9,373,985

SHORT-TERM INVESTMENTS                        611,491        XXXXXXX          611,491

OTHER INVESTMENTS                              99,393        XXXXXXX           94,975
                                          -----------     -----------      ----------

                Total investments          $9,629,724        XXXXXXX      $10,080,451
                                          ===========     ===========     ===========

                                   SCHEDULE II

                           MBIA INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                           December 31, 1998     December 31, 1997
                                                           -----------------     -----------------
                           ASSETS
Investments:
    Municipal investment agreement portfolio
       held as available-for-sale at fair value
       (amortized cost $2,683,882 and $1,986,139)              $2,737,874           $2,020,489
    Short-term investments, at amortized cost
       (which approximates fair value)                                ---                2,300
                                                           -----------------     -----------------
         Total investments                                      2,737,874            2,022,789

Cash and cash equivalents                                           5,177                3,891
Securities borrowed or purchased under
    agreements to resell                                          648,281              512,283
Investment in and amounts due from
    wholly-owned subsidiaries                                   4,542,945            3,906,852
Accrued investment income                                          24,900               22,389
Receivables for investments sold                                   15,439               11,272
Other assets                                                        9,774               10,368
                                                           -----------------     -----------------
         Total assets                                          $7,984,390           $6,489,844
                                                           =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Municipal investment agreements                            $2,055,225           $1,356,926
    Municipal repurchase agreements                               632,409              567,897
    Long-term debt                                                673,996              473,878
    Short-term debt                                                   ---               20,000
    Securities loaned or sold under
       agreements to repurchase                                   683,352              645,583
    Deferred income taxes                                          18,818               11,973
    Payable for investments purchased                              65,757               14,925
    Dividends payable                                              19,897               17,449
    Other liabilities                                              42,719               19,701
                                                           -----------------     -----------------
         Total liabilities                                      4,192,173            3,128,332
                                                           -----------------     -----------------

Shareholders' Equity:
    Preferred stock, par value $1 per
       share; authorized shares - 10,000,000;
       issued and outstanding shares - none                           ---                  ---
    Common stock, par value $1 per share;
       authorized shares - 200,000,000;
       issued shares - 99,569,625 and 98,754,487                   99,570               98,754
    Additional paid-in capital                                  1,169,192            1,133,950
    Retained earnings                                           2,246,221            1,901,608
    Accumulated other comprehensive income,
       net of deferred income taxes
       of $157,410 and $132,026                                   288,915              236,095
    Unallocated ESOP shares                                        (4,044)              (4,083)
    Unearned compensation - restricted stock                       (6,807)              (4,812)
    Treasury stock - 21,717 shares in 1998                           (830)                 ---
                                                           -----------------     -----------------
         Total shareholders' equity                             3,792,217            3,361,512
                                                           -----------------     -----------------

         Total liabilities and shareholders' equity            $7,984,390           $6,489,844
                                                           =================     =================

              The condensed financial statements should be read in
           conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                   SCHEDULE II

                           MBIA INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME
                                 (In thousands)

                                                         Years Ended December 31
                                         -----------------------------------------------------
                                                1998                1997             1996
                                         ------------------    --------------    -------------

Revenues:
    Net investment income                           $ (178)           $ (909)          $  283
    Investment management
       services income                               4,553             4,469            2,806
    Investment management
       services realized gains (losses)              4,253               202           (2,549)
                                         ------------------    --------------    -------------
       Total revenues                                8,628             3,762              540
                                         ------------------    --------------    -------------

Expenses:
    Interest expense                                38,875            34,762           32,705
    Operating expenses                              67,252             4,304            2,384
                                         ------------------    --------------    -------------
       Total expenses                              106,127            39,066           35,089
                                         ------------------    --------------    -------------

       Loss before income taxes
         and equity in earnings
         of subsidiaries                           (97,499)          (35,304)         (34,549)

Benefit for income taxes                           (13,888)          (12,444)         (10,911)
                                         ------------------    --------------    -------------

       Loss before equity in earnings
         of subsidiaries                           (83,611)          (22,860)         (23,638)

Equity in earnings of subsidiaries                 516,339           428,470          371,374
                                         ------------------    --------------    -------------

       Net income                                 $432,728          $405,610         $347,736
                                         ==================    ==============    =============



              The condensed financial statements should be read in
           conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                  SCHEDULE II

                           MBIA INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 Years Ended December 31
                                                  -------------------------------------------------------
                                                       1998                 1997                1996
                                                  ---------------     ---------------     ---------------

Cash flows from operating activities:
    Net income                                         $ 432,728           $ 405,610           $ 347,736
    Adjustments to reconcile net income
      to net cash provided by
      operating activities:
        Equity in undistributed
          earnings of subsidiaries                      (516,339)           (387,970)           (342,374)
        Net realized (gains) losses on
          sales of investments                            (4,253)               (202)              2,549
        Benefit for deferred income taxes                    (30)                ---                 ---
        Other, net                                        27,823                 297                 593
                                                  ---------------     ---------------     ---------------
        Total adjustments to net income                 (492,799)           (387,875)           (339,232)
                                                  ---------------     ---------------     ---------------
        Net cash provided by
          operating activities                           (60,071)             17,735               8,504
                                                  ---------------     ---------------     ---------------

Cash flows from investing activities:
    Purchase of fixed-maturity
      securities                                             ---                 ---                 ---
    Sale of fixed-maturity securities                        ---                 ---                 ---
    Sale (purchase) of short-term investments              2,300               3,898              (6,198)
    Sale of other investments                                ---                 ---                 ---
    Purchases for municipal investment
      agreement portfolio, net of payable
      for investments purchased                       (2,351,385)         (1,264,882)         (1,189,132)
    Sales from municipal investment
      agreement portfolio, net of receivable
      for investments sold                             1,707,407             845,365             464,593
    Contributions to subsidiaries                        (17,616)            (93,666)            (11,301)
    Advances to subsidiaries, net                        (62,085)            (96,597)            (21,764)
                                                  ---------------     ---------------     ---------------
    Net cash used by investing activities               (721,379)           (605,882)           (763,802)
                                                  ---------------     ---------------     ---------------

Cash flows from financing activities:
    Net proceeds from issuance of
      common stock                                           ---             127,775              54,880
    Net proceeds from issuance
      of long-term debt                                  197,113              98,880                 ---
    Net proceeds from issuance of
      short-term debt                                    (20,000)             (9,100)             11,100
    Dividends paid                                       (85,667)            (76,743)            (69,795)
    Proceeds from issuance of municipal
      investment and repurchase agreements             2,065,200           1,499,080           1,504,140
    Payments for drawdowns of
      municipal investment agreements                 (1,306,389)         (1,195,939)           (786,938)
    Securities loaned or sold under
      agreements to repurchase, net                      (98,229)            133,300                 ---
    Exercise of stock options                             30,708              14,372              28,218
                                                  ---------------     ---------------     ---------------
    Net cash provided by financing activities            782,736             591,625             741,605
                                                  ---------------     ---------------     ---------------

Net (decrease) increase in cash and
    cash equivalents                                       1,286               3,478             (13,693)
Cash and cash equivalents
     -beginning of year                                    3,891                 413              14,106
                                                  ---------------     ---------------     ---------------
Cash and cash equivalents
     -end of year                                       $  5,177           $   3,891             $   413
                                                  ===============     ===============     ===============
Supplemental cash flow disclosures:
      Income taxes paid                                 $    618           $   1,568             $   305
      Interest paid:
        Long-term debt                                    39,499              32,953              32,850
        Short-term debt                                    1,057               2,017               1,309


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


3.   DIVIDENDS FROM SUBSIDIARY

     No dividends were paid by MBIA Corp. to MBIA Inc. in 1998 and 1997. In 1996, MBIA Corp. declared and paid dividends of $29,000,000 to MBIA Inc. Also, in 1997 MBIA Investment Management Corp. declared and paid dividends of $40,500,000 to MBIA Inc.

4.   OBLIGATIONS UNDER MUNICIPAL INVESTMENT AND REPURCHASE AGREEMENTS

     The municipal investment and repurchase agreement business, as described in footnotes 2 and 15 to the consolidated financial statements of MBIA Inc. and Subsidiaries (which are incorporated by reference in the 10-K), is conducted by both the Registrant and its wholly owned subsidiary, MBIA Investment Management Corp.

                                   SCHEDULE IV

                           MBIA INC. AND SUBSIDIARIES
                                   REINSURANCE

              for the Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)

--------------------------------------------------------------------------------------------------------------------------

      Column A             Column B           Column C           Column D              Column E            Column F

                                                                                                           Percentage
     Insurance              Gross           Ceded to Other      Assumed from                                of Amount
  Premiums Written          Amount              Value          Other Companies         Net Amount         Assumed to Net

--------------------------------------------------------------------------------------------------------------------------


         1998              $664,269           $156,064            $12,781               $520,986              2.5%
         ----              --------           --------            -------               --------              ----


         1997              $635,660           $116,526            $18,188               $537,322              3.4%
         ----              --------           --------            -------               --------              ----


         1996              $507,535            $69,956            $27,747               $465,326              6.0%
         ----              --------           --------            -------               --------              ----

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

                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
                           Commission File No. 1-9583

-------------------------------------------------------------------------------


                                    MBIA Inc.

                                  Exhibit Index


     3.2. By-Laws as Amended as of March 19, 1998.

     10.01.  MBIA Inc.  1987 Stock  Option  Plan,  incorporated  by reference to
Exhibit 10.13 to the 1987 S-1, as amended by the First Amendment to the MBIA Inc. 1987 Stock Option Plan, effective June 1, 1995, as further amended by the Second Amendment to the MBIA Inc. 1987 Stock Option Plan, effective as of January 7, 1999.

     10.10. Trust Agreement, dated as of December 31, 1991, between MBIA Corp. and Fidelity Management Trust Company, incorporated by reference to Exhibit
10.64 to the 1992 10-K, as amended by the Amendment to Trust Agreement, dated as of April 1, 1993, incorporated by reference to Exhibit 10.64 to the 1993 10-K, as amended by First Amendment to Trust Agreement, dated as of January 21, 1992, as further amended by Second Amendment to Trust Agreement, dated as of March 5, 1992, as further amended by Third Amendment to Trust Agreement, dated as of April 1, 1993, as further amended by the Fourth Amendment to Trust Agreement, dated as of July 1, 1995, incorporated by reference to Exhibit 10.47 to the 1995 10-K, as amended by Fifth Amendment to Trust Agreement, dated as of November 1, 1995, as further amended by Sixth Amendment to Trust Agreement, dated as of January 1, 1996, incorporated by reference to Exhibit 10.46 to the 1996 10-K, further amended by Seventh Amendment to Trust Agreement, dated as of October 15, 1997, incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Comm. File No. 1-9583) (the "1997 10-K"), as further amended by the Eighth Amendment to Trust Agreement, dated as of January 1, 1998 and by the Ninth Amendment to Trust Agreement, dated as of March 1, 1999.

     10.13. First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994, incorporated by reference to Exhibit 10.63 to the 1994 10-K, as further amended by the Second Amendment to the First Restated Credit Agreement, dated as of January 1, 1996, and as further amended by the Third Amendment to the First Restated Credit Agreement, dated as of October 1, 1996, incorporated by reference to Exhibit
10.57 to the 1996 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of October 1, 1997, incorporated by reference to Exhibit 10.46 to the 1997 10-K, as further amended by the First Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 1998.

     10.30. Reinsurance Agreement, dated as of April 1, 1998, between CapMAC and MBIA Corp.

     10.31. Reinsurance Agreement, dated as of January 1, 1999, between MBIA Illinois and MBIA Corp.

     10.32. Agreement and Plan of Merger by and among the Company, MBIA Acquisition, Inc. and 1838 Investment Advisors, Inc., dated as of June 19, 1998.

     10.33. Credit Agreement (364 day agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998.

     10.34. Credit Agreement (5 year agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998

     10.35.  Retirement and Consulting Agreement,  between the Company and David
H. Elliott, dated as of January 7, 1999 and Summary Retirement and Consulting Agreement, between the Company and David H. Elliott, dated as of January 7, 1999.

     10.36. Terms of Employment letter between MBIA and Joseph W. Brown, Jr., dated January 7, 1999.

     10.37. Stock Option Agreement between MBIA Inc. and Joseph W. Brown, Jr., dated January 7, 1999.

     10.38. Key Employee Employment Protection Agreement between MBIA Inc. and Joseph W. Brown, Jr., dated January 20, 1999.

     10.39. Key Employee Employment Protection Agreement between MBIA Inc. and Neil G. Budnick, dated January 25, 1999.

     10.40. Key Employee Employment  Protection  Agreement between MBIA Inc. and
W. Thacher Brown, dated January 25, 1999.

     10.41. Key Employee Employment Protection Agreement between MBIA Inc. and John B. Caouette, dated January 25, 1999.

     10.42. Key Employee Employment Protection Agreement between MBIA Inc. and Gary C. Dunton, dated January 25, 1999.

     10.43. Key Employee Employment Protection Agreement between MBIA Inc. and Louis G. Lenzi, dated January 25, 1999.

     10.44. Key Employee Employment Protection Agreement between MBIA Inc. and Kevin D. Silva , dated January 25, 1999.

     10.45. Key Employee Employment Protection Agreement between MBIA Inc. and Richard L. Weill, dated January 25, 1999.

     10.46. Key Employee Employment Protection Agreement between MBIA Inc. and Ruth M. Whaley, dated January 25, 1999.

     10.47. Key Employee Employment Protection Agreement between MBIA Inc. and Michael J. Maguire, dated March 19, 1999.

     10.48. Ambac Assurance Corporation, AMBAC Insurance UK Limited, MBIA Insurance Corporation, and MBIA Assurance S.A. Agreement Regarding A Global Joint Venture, effective as of January 15, 1999.

     10.49. Special Excess Of Loss Reinsurance Agreement, between MBIA Insurance Corporation and/or MBIA Assurance S.A. and/or any other insurance or reinsurance company subsidiaries of MBIA Inc. listed in Exhibit No. 1 and Muenchener Rueckversicherungs-Gesellshaft, effective September 1, 1998.

     10.50. Second Special Per Occurrence Excess Of Loss Reinsurance Agreement, between MBIA Insurance Corporation and/or MBIA Assurance S.A. and/or any other insurance or reinsurance company subsidiaries of MBIA Inc. listed in Exhibit No. 1 and AXA Re Finance S.A., effective September 1, 1998.

     10.51. Third Special Per Occurrence Excess Of Loss Reinsurance Agreement, between MBIA Insurance Corporation and/or MBIA Assurance S.A. and/or any other insurance or reinsurance company subsidiaries of MBIA Inc. listed in Exhibit No. 1 and Zurich Reinsurance (North America), Inc., effective September 15, 1998.

     13. Annual Report to Shareholders of MBIA Inc. for fiscal year ended December 31, 1998. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this report.

     21. List of Subsidiaries

     23. Consent of PricewaterhouseCoopers LLP

     24. Power of Attorney

     27. Financial Data Schedule

     99. Additional Exhibits - MBIA Corp. GAAP Financial Statements