Form 10-Q
period 1999-03-31
MBIA INC
filed 1999-05-14
CIK 814585

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



         (X)      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 1999


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ NO _____

As of May 11, 1999 there were outstanding 99,791,476 shares of Common Stock, par value $1 per share, of the registrant.

                                   INDEX
                                   -----


                                                                          PAGE
PART I     FINANCIAL INFORMATION                                          ----

Item 1.    Financial Statements (Unaudited)
           MBIA Inc. and Subsidiaries

           Consolidated Balance Sheets - March 31, 1999
               and December 31, 1998                                         3

           Consolidated Statements of Income - Three months
               ended March 31, 1999 and 1998                                 4

           Consolidated Statement of Changes in Shareholders' Equity
               -  Three months ended March 31, 1999                          5

           Consolidated Statements of Cash Flows
               -  Three months ended March 31, 1999 and 1998                 6

           Notes to Consolidated Financial Statements                        7


Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8 - 20



PART II    OTHER INFORMATION, AS APPLICABLE

Item 6.    Exhibits and Reports on Form 8-K                                 21


SIGNATURES                                                                  22



                                       (2)

                           MBIA INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                                           March 31, 1999          December 31, 1998
                                                                        ------------------       ---------------------
                 ASSETS
Investments:
   Fixed-maturity securities held as available-for-sale
     at fair value (amortized cost $5,815,966 and $5,565,060)                 $ 6,067,124             $ 5,884,053
   Short-term investments, at amortized cost
     (which approximates fair value)                                              283,650                 423,194
   Other investments                                                               84,261                  94,975
                                                                            --------------          --------------
                                                                                6,435,035               6,402,222
   Municipal investment agreement portfolio held as available-for-sale
     at fair value (amortized cost $3,604,738 and $3,542,077)                   3,675,110               3,678,229
                                                                            --------------          --------------
      TOTAL INVESTMENTS                                                        10,110,145              10,080,451

Cash and cash equivalents                                                          34,527                  20,757
Securities borrowed or purchased under agreements to resell                       487,281                 538,281
Accrued investment income                                                         118,440                 126,990
Deferred acquisition costs                                                        230,583                 230,085
Prepaid reinsurance premiums                                                      382,246                 352,699
Goodwill (less accumulated amortization of $64,178 and $62,423)                   121,456                 120,681
Property and equipment, at cost (less accumulated depreciation
   of $42,339 and $39,934)                                                         85,629                  81,457
Receivable for investments sold                                                    21,985                  49,497
Other assets                                                                      210,488                 195,666
                                                                            --------------          --------------
      TOTAL ASSETS                                                            $11,802,780             $11,796,564
                                                                            ==============          ==============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deferred premium revenue                                                   $ 2,262,137             $ 2,251,211
   Loss and loss adjustment expense reserves                                      428,831                 270,114
   Municipal investment agreements                                              2,770,374               2,587,339
   Municipal repurchase agreements                                                841,452                 897,718
   Long-term debt                                                                 689,026                 688,996
   Securities loaned or sold under agreements to repurchase                       487,281                 573,352
   Deferred income taxes                                                          249,198                 343,896
   Deferred fee revenue                                                            42,826                  42,964
   Payable for investments purchased                                               90,819                  95,598
   Other liabilities                                                              244,835                 253,159
                                                                            --------------          --------------
      TOTAL LIABILITIES                                                         8,106,779               8,004,347
                                                                            --------------          --------------
Shareholders' Equity:
   Preferred stock, par value $1 per share; authorized shares--10,000,000;
     issued  and outstanding -- none                                                  ---                     ---
   Common stock, par value $1 per share; authorized shares--200,000,000;
     issued shares -- 99,749,901 and 99,569,625                                    99,750                  99,570
   Additional paid-in capital                                                   1,177,516               1,169,192
   Retained earnings                                                            2,235,695               2,246,221
   Accumulated other comprehensive income, net of
     deferred income tax provision of $109,958 and $157,410                       194,205                 288,915
   Unallocated ESOP shares                                                         (4,043)                 (4,044)
   Unearned compensation--restricted stock                                         (6,292)                 (6,807)
   Treasury stock -- 21,717 shares                                                   (830)                   (830)
                                                                            --------------          --------------
      TOTAL SHAREHOLDERS' EQUITY                                                3,696,001               3,792,217
                                                                            --------------          --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $11,802,780             $11,796,564
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

                                       (3)

                           MBIA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                                       Three months ended
                                                                           March 31
                                                                 -----------------------------
                                                                     1999             1998
                                                                 ------------       ----------
Insurance
     Revenues:
         Gross premiums written                                     $154,910         $121,387
         Ceded premiums                                              (59,996)         (14,333)
                                                                 ------------       ----------
             Net premiums written                                     94,914          107,054
         Decrease (increase) in deferred premium revenue              17,197           (7,412)
                                                                 ------------       ----------
             Premiums earned (net of ceded premiums of
                 $30,449 and $15,667)                                112,111           99,642
         Net investment income                                        87,765           82,406
         Net realized gains                                            8,935            6,090
         Advisory fees                                                 4,965            6,216
                                                                 ------------       ----------
             Total insurance revenues                                213,776          194,354

     Expenses:
         Losses and loss adjustment                                  161,930            5,241
         Policy acquisition costs, net                                 9,193            9,440
         Operating                                                    18,098           17,964
                                                                 ------------       ----------
             Total insurance expenses                                189,221           32,645
                                                                 ------------       ----------
     Insurance income                                                 24,555          161,709
                                                                 ------------       ----------
Investment management services
     Revenues                                                         19,342           14,036
     Expenses                                                          9,967            8,598
                                                                 ------------       ----------
         Operating income                                              9,375            5,438
     Net realized gains                                                  729            6,446
                                                                 ------------       ----------
     Investment management services income                            10,104           11,884
                                                                 ------------       ----------
Municipal and financial services
     Revenues                                                          3,679            9,613
     Expenses                                                         10,966            9,867
                                                                 ------------       ----------
     Municipal and financial services loss                            (7,287)            (254)
                                                                 ------------       ----------
Corporate
     Interest expense                                                 13,496           10,433
     Other expenses                                                    1,922           32,828
                                                                 ------------       ----------
     Corporate expenses                                              (15,418)         (43,261)
                                                                 ------------       ----------
     Income before income taxes                                       11,954          130,078

     Provision for income taxes                                        2,534           27,973
                                                                 ------------       ----------
     Net income                                                     $  9,420         $102,105
                                                                 ============       ==========
     Net income per common share:
         Basic                                                        $ 0.09           $ 1.03
         Diluted                                                      $ 0.09           $ 1.02

     Weighted average number of common shares outstanding:
         Basic                                                    99,547,368       98,689,738
         Diluted                                                 100,465,119      100,055,944

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      (4)

                           MBIA INC. AND SUBSIDIARIES
      CONSOLIDATED  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                   For the three months ended March 31, 1999

                     (In thousands except per share amounts)

                                                                                                          Accumulated
                                              Common Stock              Additional                           Other
                                     -------------------------------     Paid-in          Retained       Comprehensive
                                         Shares          Amount          Capital          Earnings          Income
                                     --------------- --------------- ----------------    --------------  ---------------

Balance, January 1, 1999                     99,570         $99,570        $1,169,192        $2,246,221        $288,915

Comprehensive income:
    Net income                                  ---             ---               ---             9,420             ---
    Other comprehensive income:
       Change in unrealized
         appreciation of investments
         net of change in deferred
         income taxes of $47,452                ---             ---               ---               ---         (88,508)
       Change in foreign currency
         translation                            ---             ---               ---               ---          (6,202)

         Other comprehensive income


Total comprehensive income


Exercise of stock options                       139             139             5,626               ---             ---

Stock issued for acquistion                      38              38             2,492               ---             ---

Allocation of ESOP shares                       ---             ---               ---               ---             ---

Unearned compensation-
    restricted stock                              3               3               206               ---             ---

Dividends (declared and paid per
    common share $0.20)                         ---             ---               ---           (19,946)            ---
                                     --------------- --------------- ----------------    --------------  ---------------

Balance, March 31, 1999                      99,750         $99,750        $1,177,516        $2,235,695        $194,205
                                     =============== =============== ================    ==============  ===============

                                                      Unearned
                                      Unallocated   Compensation-           Treasury Stock              Total
                                         ESOP        Restricted    ------------------------------   Shareholders'
                                        Shares         Stock           Shares         Amount           Equity
                                      -----------  --------------- --------------- -------------- ------------------

Balance, January 1, 1999                $(4,044)       $(6,807)            (22)         ($830)        $3,792,217

Comprehensive income:
    Net income                              ---            ---             ---            ---              9,420
    Other comprehensive income:
       Change in unrealized
         appreciation of investments
         net of change in deferred
         income taxes of $47,452            ---            ---             ---            ---            (88,508)
       Change in foreign currency
         translation                        ---            ---             ---            ---             (6,202)
                                                                                                  ------------------
         Other comprehensive income                                                                      (94,710)
                                                                                                  ------------------
Total comprehensive income                                                                               (85,290)
                                                                                                  ------------------
Exercise of stock options                   ---            ---             ---            ---              5,765

Stock issued for acquistion                 ---            ---             ---            ---              2,530

Allocation of ESOP shares                     1            ---             ---            ---                  1

Unearned compensation-
    restricted stock                        ---            515             ---            ---                724

Dividends (declared and paid per
    common share $0.20)                     ---            ---             ---            ---            (19,946)
                                      -----------  --------------- --------------- -------------- ------------------

Balance, March 31, 1999                 $(4,043)       $(6,292)            (22)         ($830)        $3,696,001
                                      ===========  =============== =============== ============== ==================

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                            1999
                                        ------------
Disclosure of reclassification amount:
    Unrealized depreciation of
       investments arising
       during the period                  $ (80,764)
    Reclassification of adjustment,
       net of taxes                          (7,744)
                                        ------------
    Net unrealized depreciation,
       net of taxes                        $(88,508)
                                        ============


                                       (5)

                           MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                          Three months ended
                                                                                                March 31
                                                                                  ------------------------------------
                                                                                       1999                  1998
                                                                                  ---------------        -------------
Cash flows from operating activities:
     Net income                                                                       $    9,420            $ 102,105
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Decrease in accrued investment income                                               8,550                6,462
       Increase in deferred acquisition costs                                               (498)              (5,861)
       (Increase) decrease in prepaid reinsurance premiums                               (29,547)               1,334
       Increase in deferred premium revenue                                               12,353                6,078
       Increase in loss and loss adjustment expense reserves                             158,717                4,747
       Depreciation                                                                        2,417                1,534
       Amortization of goodwill                                                            1,754                2,103
       Amortization of bond discount, net                                                 (4,915)              (5,728)
       Net realized gains on sale of investments                                          (9,664)             (12,536)
       Deferred income taxes                                                             (47,165)               2,954
       Other, net                                                                        (22,634)               7,931
                                                                                  ---------------        -------------
       Total adjustments to net income                                                    69,368                9,018
                                                                                  ---------------        -------------
       Net cash provided by operating activities                                          78,788              111,123
                                                                                  ---------------        -------------
Cash flows from investing activities:
     Purchase of fixed-maturity securities, net
       of payable for investments purchased                                           (1,966,627)            (411,075)
     Sale of fixed-maturity securities, net of
       receivable for investments sold                                                 1,724,242              257,854
     Redemption of fixed-maturity securities, net of
       receivable for investments redeemed                                               100,133               62,178
     Sale of short-term investments, net                                                 100,988                6,500
     Sale of other investments, net                                                        8,395                  435
     Purchases for municipal investment agreement
       portfolio, net of payable for investments purchased                              (495,169)            (757,704)
     Sales from municipal investment agreement
       portfolio, net of receivable for investments sold                                 399,684              515,136
     Capital expenditures, net of disposals                                               (6,589)              (3,232)
     Other, net                                                                           (2,517)              (8,537)
                                                                                  ---------------        -------------
       Net cash used by investing activities                                            (137,460)            (338,445)
                                                                                  ---------------        -------------
Cash flows from financing activities:
     Dividends paid                                                                      (19,897)             (17,796)
     Proceeds from issuance of municipal investment
       and repurchase agreements                                                         507,152              809,843
     Payments for drawdowns of municipal investment
       and repurchase agreements                                                        (385,507)            (501,553)
     Securities loaned or sold under agreements to repurchase                            (35,071)             (61,000)
     Exercise of stock options                                                             5,765                4,875
                                                                                  ---------------        -------------
       Net cash provided by financing activities                                          72,442              234,369
                                                                                  ---------------        -------------
Net increase in cash and cash equivalents                                                 13,770                7,047
Cash and cash equivalents - beginning of period                                           20,757               26,296
                                                                                  ---------------        -------------
Cash and cash equivalents - end of period                                             $   34,527             $  33,343
                                                                                  ===============        =============
Supplemental cash flow disclosures:
     Income taxes paid                                                                    $2,518               $5,289
     Interest paid:
       Municipal investment and repurchase agreements                                    $45,841              $49,955
       Long-term debt                                                                     13,554                9,188
       Short-term debt                                                                       ---                  518

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                       (6)

                           MBIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
------------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 1998 for MBIA Inc. and Subsidiaries (the company). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the company's financial position and results of operations. The results of operations for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. The December 31, 1998 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Business segment results are presented gross of intersegment transactions, which are not material to each segment. Due to the mergers with CapMAC Holdings Inc. (CapMAC) and 1838
Investment Advisors, Inc. (1838) all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of CapMAC and 1838 as though they had been a part of MBIA.


2.  Dividends Declared
----------------------
Dividends declared by the company during the three months ended March 31, 1999 were $19.9 million.


3.  Recent Accounting Pronouncements
------------------------------------
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000.
Adoption of SFAS 133 is not expected to have a material impact on the consolidated financial statements.


                                       (7)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION
------------
MBIA recorded mixed business results in the first quarter of 1999, yet we still met our three main goals. We continued to write business to meet our no loss underwriting standard, worked to strengthen our triple-A ratings and we continued to build long term shareholder value.

We recorded strong top line results in insurance operations as adjusted gross premiums rose sharply, and expected margins improved. Our Investment Management Services Division also posted extremely strong gains. The operating losses in our Municipal and Financial Services Division were expected, but unacceptable, and these operations will continue to be under strategic review during 1999. During the quarter, we strengthened our financial foundation by bolstering our unallocated loss reserve and continued our strategic use of reinsurance to better position our company for long term profitable growth.


RESULTS OF OPERATIONS
---------------------
SUMMARY
-------
The following chart presents highlights of our consolidated financial results for the first quarters of 1999 and 1998. All of the numbers shown below and all of the data contained in this report have been restated to reflect our 1998 mergers with CapMAC Holdings Inc. (CapMAC) and 1838 Investment Advisors, Inc.
(1838), which have been accounted for as "pooling of interests."

                                                           Percent Change
                                     March 31,  March 31,  --------------
                                       1999       1998     1999  vs. 1998
     --------------------------------------------------------------------
     Net income (in millions):
      As reported                     $    9     $  102         (91)%
      Excluding one-time charges      $  124     $  121           2 %

     Per share data:
      Net income:
       As reported                    $ 0.09     $ 1.02         (91)%
       Excluding one-time charges     $ 1.23     $ 1.21           2 %
      Operating earnings              $ 1.17     $ 1.12           4 %
      Core earnings                   $ 1.04     $ 1.03           1 %
      Book value                      $37.11     $34.79           7 %
      Adjusted book value             $52.57     $48.92           7 %
     --------------------------------------------------------------------

     Core earnings, which exclude the effects of refundings and calls on our insured issues, realized capital gains and losses on our investment portfolio and nonrecurring charges, provide the most indicative measure of our underlying profit. For the first quarter of 1999, core earnings per share reflected strong top line results. However, these were offset by operating losses in our municipal and financial services line, heavier use of reinsurance, and the increase in our loss reserving provision. The result was that diluted core earnings per share were $1.04, up an unacceptable 1% over first quarter 1998.

                                       (8)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     Our first quarter 1999 net income and earnings per share grew 2% excluding one-time charges. Including the one-time charges, net income decreased by 91% for 1999 over 1998.

     Operating earnings per share, which exclude the impact of realized gains and losses and one-time charges, increased by 4% over first quarter 1998.

     Our book value at March 31, 1999 was $37.11 per share, up from $34.79 at March 31, 1998. As with core earnings, a more appropriate measure of a financial guarantee company's intrinsic value is its adjusted book value. It is defined as book value plus the after-tax effects of net deferred premium revenue, net of deferred acquisition costs, the present value of unrecorded future installment premiums, and the unrealized gains or losses on investment contract liabilities. The following table presents the components of our adjusted book value per share:

                                                      Percent Change
                                March 31,  March 31,  --------------
                                  1999       1998     1999  vs. 1998
--------------------------------------------------------------------
Book value                        $37.11     $34.79            7%
After-tax value of:
  Net deferred premium
    revenue, net of deferred
    acquisition costs              10.77      10.43            3%
  Present value of future
    installment premiums*           4.31       3.55           21%
  Unrealized gain on
    investment contract
    liabilities**                   0.38       0.15          153%
--------------------------------------------------------------------
Adjusted book value               $52.57     $48.92            7%
--------------------------------------------------------------------
*    The discount rate used to present value future installment premiums was 9%.

** The unrealized gain on investment contract liabilities is offset by a corresponding gain on the market value of the assets.

     Our adjusted book value per share was $52.57 at March 31, 1999, a 7% increase from first quarter-end 1998.

                                      (9)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



FINANCIAL GUARANTEE INSURANCE
-----------------------------
In the first quarter of 1999, the market offered us the opportunity to be both more selective and to write a significantly greater volume than in the first quarter of 1998. As a result, our top line results were extremely strong. Adjusted gross premiums written (AGP) were up by 32% compared to the first quarter of 1998, while par insured was up only 17%, meaning that we received more premium for every dollar of risk insured. AGP includes our upfront premiums as well as the estimated present value of current and future premiums from installment-based insurance policies issued in the period. Gross premiums written (GPW), as reported in our financial statements, reflects cash receipts only and does not include the value of future premium receipts expected for installment policies originated in the period. MBIA's premium production in terms of AGP and GPW for the first quarters of 1999 and 1998 is presented in the following table:
                                                          Percent Change
                         March 31,         March 31,      --------------
In millions                1999              1998          1999 vs. 1998
------------------------------------------------------------------------
Premiums written:
 GPW                       $155              $121               28%
 AGP                       $182              $138               32%
------------------------------------------------------------------------

We estimate the present value of our total future installment premium stream on outstanding policies to be $660 million at March 1999, compared with $539 million at March 1998.

MUNICIPAL MARKET New issuance in the municipal market was $52.9 billion for the first quarter of 1999, down 20% from $66.2 billion in the first quarter of 1998. The insured portion increased to 57% from 51% in the first quarter of 1998. MBIA's domestic municipal AGP was up by 33% over 1998's first quarter while par insured declined by 8%. The significant increase in AGP combined with a decline in par insured is the result of a value added pricing discipline which we have brought down to the individual deal level to ensure that we realize not just adequate, but attractive returns on each deal we insure. Domestic new issue municipal market information and MBIA's par and premium writings in both the new issue and secondary domestic municipal finance markets are shown in the following table:

                                      (10)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                                  Percent Change
                              March 31,         March 31,         --------------
Domestic Municipal              1999             1998             1999 vs. 1998
--------------------------------------------------------------------------------
Total new issue market:*
 Par value (in billions)        $ 53              $ 66               (20)%
 Insured penetration              57%               51%

MBIA insured:
 Par value (in billions)        $  9              $ 10                (8)%
 Premiums: (in millions)
 GPW                            $ 87              $ 68                30 %
 AGP                            $ 91              $ 68                33 %
--------------------------------------------------------------------------------

  * Market data are reported on a sale date basis while MBIA's insured data are based on closing date information. Typically, there can be a one- to four-week delay between the sale date and closing date of an insured issue.


STRUCTURED FINANCE MARKET We also recorded strong results in structured finance for the quarter. AGP was up a healthy 41% while par insured was up only 30%. This was despite a sharp increase in the percentage of structured business written which was rated A and above, from 19% last year to 42% this year. Pricing remained strong and expected returns were up sharply compared to the same period last year. Details regarding the public asset-backed market and MBIA's par and premium writings in both the domestic new issue and secondary structured finance markets are shown in the table below:

                                                            Percent Change
Domestic                       March 31,        March 31,   --------------
Structured Finance               1999             1998      1999 vs. 1998
------------------------------------------------------------------------------
Total asset-backed market:*
 Par value (in billions)         $49             $ 36             34%

MBIA insured:
 Par value (in billions)         $11             $  9             30%
 Premiums: (in millions)
 GPW                             $37             $ 30             22%
 AGP                             $40             $ 28             41%
------------------------------------------------------------------------------

   * Market data exclude mortgage-backed securities and private placements.

                                      (11)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INTERNATIONAL MARKET The MBIA/AMBAC Joint Venture recorded strong results in the first quarter compared to last year's first quarter. AGP is up 9%, about in line with par insured and returns continue to be very attractive. Our company's municipal and structured finance international business volume in the new issue and secondary markets for the first quarter of 1999 and 1998 is illustrated as follows:

                                                                 Percent Change
                              March 31,       March 31,          --------------
International                   1999           1998              1999 vs. 1998
-------------------------------------------------------------------------------
 Par value (in billions)         $ 3            $ 2                    12%
 Premiums: (in millions)
 GPW                             $22            $19                    17%
 AGP                             $43            $40                     9%
-------------------------------------------------------------------------------

REINSURANCE Premiums ceded to reinsurers from all insurance operations were $60 million and $14 million in 1999 and 1998, respectively. Cessions as a percentage of GPW increased to 39% in 1999 from 12% in 1998. The increase in our cession rate was largely driven by the strategic use of reinsurance to shape the portfolio. Continuing the initiative begun in the fourth quarter of 1998 we focused on reducing larger single risks across the portfolio. This is consistent with our emphasis on a strong balance sheet. In addition, we are freeing up capacity to write additional business.

     Most of our reinsurers are rated Double-A or higher by S&P, or Single-A or higher by A. M. Best Co. Although we remain liable for all reinsured risks, we are confident that we will recover the reinsured portion of any losses, should they occur.

PREMIUMS EARNED Premiums are recognized over the life of the bonds we insure. The slow premium recognition coupled with compounding investment income from investing our premiums and capital form a solid foundation for consistent revenue growth. In 1999 premiums earned from scheduled amortization increased by 7% over first quarter 1998.

     Refunded premiums also generated high revenues in the first quarter of 1999. When an MBIA-insured bond issue is refunded or retired early, the related deferred premium revenue is earned immediately. The amount of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rates of the bond issue, the issuer's desire or ability to modify bond covenants and applicable regulations under the Internal Revenue Code. The composition of MBIA's premiums earned in terms of its scheduled and refunded components is illustrated below:
                                                          Percent Change
                      March 31,       March 31,           --------------
In millions             1999            1998              1999 vs. 1998
------------------------------------------------------------------------
Premiums earned:
 Scheduled             $ 89              $84                    7%
 Refunded                23               16                   43%
------------------------------------------------------------------------
Total                  $112             $100                   13%
------------------------------------------------------------------------

                                      (12)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INVESTMENT INCOME Our insurance-related investment income (exclusive of capital gains) increased to $88 million in the first quarter of 1999, up from $82 million in the first quarter of 1998. This increase was primarily due to the growth of cash flow available for investment. Our cash flows were generated from operations, the compounding of previously earned and reinvested investment income and the addition of funds from financing activities. Insurance-related net realized capital gains were $9 million in the first quarter of 1999, and $6 million in the first quarter of 1998. These realized gains were generated as a result of ongoing management of the investment portfolio.

ADVISORY FEES The company collects fee revenues in conjunction with certain structured finance transactions. In the first quarter of 1999, advisory fee revenues decreased by 20%, as the amortization of previously deferred fee revenue declined from period to period. Certain fees are deferred and earned over the life of the related transactions. Cash collection of advisory fees was relatively constant from quarter to quarter.

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

     We completed an update of our unallocated loss reserving methodology. The update included an analysis of loss-reserve factors based on the latest available industry data. We included the analysis of historical default and recovery experience for the relevant sectors of the fixed-income market. Also factored in was the changing mix of our book of business. The study resulted in an increase in our company's quarterly loss provision and a one-time charge of $153 million to incorporate the new factors on the existing insured portfolio.

                                      (13)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The following table shows the case-specific and unallocated components of our total loss and LAE reserves at the first quarter end of 1999 and 1998:

                                                     Percent Change
                   March 31,         March 31,       --------------
In millions           1999              1998         1999 vs. 1998
-------------------------------------------------------------------
Reserves:
 Case-specific       $193               $ 33              483%
 Unallocated          236                 75              216%
-------------------------------------------------------------------
Total                $429               $108              298%

Provision            $162               $  5            2,990%
-------------------------------------------------------------------

     The changes in the case-specific reserve had no impact on our net income since they were offset by corresponding changes in the unallocated portion of the total reserve.

OPERATING EXPENSES Those expenses related to the production of our insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. Our company's policy acquisition costs, general operating expenses and total insurance operating expenses, as well as related expense measures, are shown below:

                                                                  Percent Change
                                      March 31,      March 31,    --------------
In millions                             1999           1998       1999 vs. 1998
--------------------------------------------------------------------------------

Policy acquisition costs, net            $ 9           $ 9                ---
Operating                                 18            18                ---
--------------------------------------------------------------------------------
Total insurance
  operating expenses                     $27          $ 27                ---

Expense ratio:
  GAAP                                  24.3%         27.5%
  Statutory                             20.9%         26.8%
--------------------------------------------------------------------------------

     For the first quarter of 1999, policy acquisition costs net of deferrals remained even with the first quarter of 1998. The ratio of policy acquisition costs net of deferrals to earned premiums has declined from 9.5% in 1998 to 8.2% in 1999. This decline reflects the positive impact of increases in both installment premium revenues and ceding commission income.

     Operating expenses were also relatively unchanged from the prior year's comparable period. Reflecting synergies with the CapMAC merger as well as our commitment to hold the line on expenses.

                                      (14)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Financial guarantee insurance companies also use the statutory expense ratio (expenses before deferrals as a function of net premiums written) as a measure of expense management. Our company's first quarter 1999 statutory and GAAP expense ratios have both improved over the first quarter of 1998 again reflecting the success of the merger and our disciplined expense management.

INSURANCE INCOME MBIA's insurance income at $25 million for the first quarter of 1999 was significantly depressed by the increases to our loss provision. Excluding the provision increases, insurance income grew by 12%.


INVESTMENT MANAGEMENT SERVICES
------------------------------
In 1998 after our merger with 1838, we formed a holding company, MBIA Asset Management Corporation, to consolidate the resources and capabilities of our four investment management services. The success of our merger with 1838 showed immediate operating benefits, and all of our investment management franchises had record performances in 1998. Continuing in this vein, consolidated operating income increased by 72% for the first quarter of 1999 over same period in 1998. Of special note was the 38% increase in operating revenues achieved while investment management expenses held the line at only a 16% growth rate. The table below summarizes our consolidated investment management results for the first quarters of 1999 and 1998:
                                                      Percent Change
                    March 31,        March 31,        --------------
In millions           1999              1998          1999 vs. 1998
--------------------------------------------------------------------

Revenues               $19              $14               38 %
Expenses                10                9               16 %
--------------------------------------------------------------------
Operating income         9                5               72 %
Realized gains           1                7              (89)%
--------------------------------------------------------------------
Income                 $10              $12              (15)%
--------------------------------------------------------------------

MBIA Asset Management Corporation is comprised of 1838, MBIA Municipal Investors Services Corp. (MBIA-MISC), MBIA Investment Management Corp. (IMC) and MBIA Capital Management Corp. (CMC). The following provides a summary of each of these businesses:

1838 is a full-service asset management firm with a strong institutional focus. It manages over $7.9 billion in equity, fixed-income and balanced portfolios for a client base comprised of municipalities, endowments, foundations, corporate employee benefit plans and high-net-worth individuals.

MBIA-MISC   provides  cash  management,   investment  fund   administration  and
fixed-rate investment placement services directly to local governments and school districts. Its subsidiary, American Money Management Associates, Inc.
(AMMA), provides investment and treasury management consulting services for municipal and quasi-public-sector clients. Both MBIA-MISC and AMMA are Securities and Exchange Commission (SEC)-registered investment advisers and at March 31, 1999 had $6.8 billion in assets under management, up 25% over March 31, 1998's $5.4 billion.

                                      (15)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


IMC provides state and local governments with tailored investment agreements for bond proceeds and other public funds, such as construction, loan origination, capitalized interest and debt service reserve funds. At March 31, 1999, principal and accrued interest outstanding on investment and repurchasing agreements was $3.6 billion, compared with $3.5 billion at March 31, 1998. At amortized cost, the assets supporting IMC's investment agreement were also at $3.6 billion and $3.5 billion at March 31, 1999 and 1998. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

         IMC from time-to-time uses derivative financial instruments to manage interest rate risk. We have established policies limiting the amount, type and concentration of such instruments. By matter of policy, derivative positions can only be used to hedge interest rate exposures and not for speculative trading purposes. At first quarter-end 1999, our exposure to derivative financial instruments was not material.

CMC is an SEC-registered investment adviser and National Association of Securities Dealers member firm. CMC specializes in fixed-income management for institutional funds and provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and MBIA's insurance related portfolios. At March 31, 1999, CMC's assets under management were $1.1 billion compared to $0.6 billion at March 31, 1998.


MUNICIPAL AND FINANCIAL SERVICES
--------------------------------
MBIA MUNISERVICES COMPANY (MBIA MuniServices)(formerly known as Strategic Services, Inc.) was established in 1996 to provide bond administration, revenue enhancement and other services to state and local governments. MBIA MuniServices includes Municipal Tax Bureau (MTB), a provider of tax revenue compliance and collection services to public entities, MuniFinancial, a public finance consulting firm specializing in municipal debt administration and Municipal Resource Consultants (MRC), a revenue audit and information services firm. MBIA MuniServices also includes an equity interest in Capital Asset Holdings, Inc. (Capital Asset), a purchaser and servicer of delinquent tax certificates. Capital Asset also provides a series of services to assist taxing authorities in the preparation, analysis, packaging and completion of delinquent tax obligation sales.

                                      (16)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         In the first quarter of 1999 the municipal and financial services operations lost $7 million. The operating losses in our Municipal and Financial Services Division were expected, but unacceptable. These operations will continue to be under strategic review during 1999.

CORPORATE
---------
INTEREST EXPENSE In the first quarter of 1999, we incurred $13 million of interest expense compared to $10 million in the first quarter of 1998. The increase in interest expense reflects our long-term debt financings of $150 million and $50 million in September and November 1998, respectively.

OTHER EXPENSES In the first quarter of 1999 other expenses were composed primarily of non-insurance goodwill amortization and general corporate overhead. In the first quarter of 1998 other expenses also included a $29.5 million one-time charge related to the CapMAC merger, which included investment banking and legal fees and severance expense.

TAXES
-----
Our tax policy is to optimize our after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, we will see our tax rate fluctuate from time-to-time as we manage our investment portfolio on a total return basis. Our effective tax rate has declined marginally over last year's first quarter.


CAPITAL RESOURCES
-----------------
We carefully manage our capital resources to optimize our cost of capital while maintaining appropriate claims-paying resources to sustain our Triple-A claims-paying ratings. At March 31, 1999, our total shareholders' equity was $3.7 billion, with total long-term borrowings at $689 million. We use debt financing to lower our overall cost of capital, thereby increasing our return on shareholders' equity. We maintain debt at levels we consider to be prudent based on our cash flow and total capital. The following table shows our long-term debt and the ratio we use to measure it:

                                       March 31,         December 31,
                                         1999                1998
---------------------------------------------------------------------
Long-term debt (in millions)             $689                $689
Long-term debt to total capital            16%                 15%
---------------------------------------------------------------------

     In addition, our insurance company has an $825 million irrevocable standby line of credit facility with a group of major Triple-A rated banks to provide funds for the payment of claims in the event that severe losses should occur.

                                      (17)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Any loans made under this agreement would be repaid solely from recoveries realized on defaulted insured obligations. The agreement is for a seven-year term, which expires on October 31, 2005, and, subject to approval by the banks, may be renewed annually to extend the term to seven years beyond the renewal date. Our insurance company also maintains stop-loss reinsurance coverage of $175 million in excess of incurred losses of $150 million.

     From time to time we access the capital markets to support the growth of our businesses. In September 1998, we issued $150 million of 30-year debentures, and, in November 1998, we issued $50 million of 40-year notes.

     At quarter end, total claims-paying resources for our insurance company stood at $8.0 billion, a 16% increase over first quarter end 1998.


LIQUIDITY
---------
Cash flow needs at the parent company level are primarily for dividends to our shareholders and interest payments on our debt. These requirements have historically been met by upstreaming dividend payments from our insurance company, which generates substantial cash flow from premium writings and investment income. In the first quarter of 1999, operating cash flow totaled $79 million.

     Under New York state insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In our case, dividends in any 12-month period cannot be greater than 10% of policyholders' surplus. During the first quarter our insurance company paid no dividends and at March 31, 1999 had dividend capacity in excess of $233 million without special regulatory approval.

     Our company has significant liquidity supporting its businesses. At the end of first quarter 1999, cash equivalents and short-term investments totaled $318 million. Should significant cash flow reductions occur in any of our businesses, for any combination of reasons, we have additional alternatives for meeting ongoing cash requirements. They include, among other things, selling or pledging our fixed-income investments from our investment portfolio, tapping existing liquidity facilities and new borrowings.

     Our company has substantial external borrowing capacity. We maintain two short-term bank lines totaling $650 million with a group of worldwide banks. At March 31, 1999, there were no balances outstanding under these lines.


                                      (18)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Our investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At March 31, 1999, the fair value of our consolidated investment portfolio was $10.1 billion, as shown below:

                                                            Percent Change
                            March 31,       December 31,    --------------
 In millions                  1999             1998         1999 vs. 1998
 -------------------------------------------------------------------------
 Insurance operations:
   Amortized cost           $6,184          $ 6,083               2 %
   Unrealized gain             251              319             (21)%
 -------------------------------------------------------------------------
 Fair value                 $6,435          $ 6,402               1 %
 -------------------------------------------------------------------------

 Municipal investment
   agreements:
   Amortized cost           $3,605          $ 3,542               2 %
   Unrealized gain              70              136             (48)%
 -------------------------------------------------------------------------
 Fair value                 $3,675          $ 3,678              ---
 -------------------------------------------------------------------------
 Total portfolio
   at fair value           $10,110          $10,080              ---
--------------------------------------------------------------------------

     The growth of our insurance-related investments in 1999 was the result of positive cash flows and proceeds from our financing activities partially offset by the decrease in unrealized gains caused by higher interest rates at March 31, 1999. The fair value of investments related to our municipal investment agreement business has remained constant at $3.7 billion primarily due to offsetting effects between a decrease in unrealized gains and a positive cash flow from operations.

     Our investment portfolios are considered to be available-for-sale, and the differences between their fair value and amortized cost, net of applicable taxes, are reflected as an adjustment to shareholders' equity. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates occurring after a fixed-income security is purchased, although other factors influence fair value, including credit-related actions, supply and demand forces and other market factors. The weighted-average credit quality of our fixed-income portfolios has been maintained at Double-A since our inception. Since we generally intend to hold most of our investments to maturity as part of our risk management strategy, we expect to realize a value substantially equal to amortized cost.


YEAR 2000
---------
With the new millennium approaching, MBIA is actively managing a high-priority Year 2000 (Y2K) program addressing the issue of whether its computer systems can correctly distinguish between the years 1900 and 2000. The company has established an independent Y2K testing lab in its Armonk office, with a committee of business unit managers overseeing the project. MBIA has a budget of $1.13 million for its 1998-2000 Y2K efforts. Expenditures are proceeding as


                                      (19)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


anticipated, and we do not expect the project budget to materially exceed this amount. As of March 31, 1999, we have spent $494 thousand on the project. Since the mid-1990s, MBIA has completed the re-engineering or installation of three internally designed "mission-critical" computer systems at a cost of approximately $11 million. The three systems are: MBIA Information Deal Analysis System (MIDAS), which provides analysis and accounting for MBIA's financial guarantee business; Sales Trading and Accounting Records System (STARS), which provides administrative and client support for MBIA's municipal pooled investment business; and Municipal Agreement Record System (MARS), which provides analytical and accounting support for MBIA's investment agreement business. These systems were designed as Y2K-compliant. These expenditures are not reflected in our Y2K budget.

     MBIA has initiated a comprehensive Y2K plan which includes the following phases: assessment -- completed in the second quarter of 1998; remediation -- completed in the fourth quarter of 1998; testing -- completed for STARS in the third quarter of 1998, MARS in the fourth quarter of 1998 and MIDAS with the initial phase completed in the fourth quarter of 1998 (final testing completion expected by the end of the second quarter of 1999); and contingency planning -- to be completed in the second quarter of 1999. This plan covers "mission-critical" internally developed systems, vendor software, hardware and certain third-party entities through which we conduct our business. Testing to date indicates that functions critical to the financial guarantee business, both domestic and international (MIDAS), were Y2K-ready as of December 31, 1998. Additional testing will continue throughout 1999. In addition, MBIA's subsidiary companies are actively managing their own Y2K efforts and are expected to meet varying readiness deadlines before yearend. It is not possible at this time to determine whether a subsidiary's Y2K failure would have a material impact on MBIA. Additionally, MBIA is reviewing all ancillary support functions. Evaluation, testing and re-testing will continue throughout 1999.

     An area of risk to MBIA's financial guarantee business is the potential inability of an issuer, or its trustee or paying agent, to make payments on an MBIA-insured transaction because of failure to be Y2K-ready. To mitigate this risk, we are surveying trustees, paying agents, custodians, fiscal agents, servicers and selected high-volume issuers to determine their readiness. While the survey is not complete, results to date indicate that all respondents are either ready or planning to be ready by late 1999. If MBIA is asked to pay a claim in situations where the issuer's system fails, we will do so and would expect to recover such payment in a short time period. While it is not possible to predict the extent of such payments, we believe that MBIA has adequate sources of liquidity to cover these payments.

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

             (a)  Exhibits

                  11.    Computation of Earnings Per Share Assuming Dilution

                  27.    Financial Data Schedule

                  99. Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

             (b) Reports on Form 8-K:

                   1. The company filed a report on Form 8-K on January 7, 1999 announcing a senior management succession plan.


                   2. The company filed a report on Form 8-K on April 7, 1999 announcing an increase to the quarterly loss provision and a one time pre-tax charge of $152.7 million in the first quarter to increase unallocated loss reserves.


                                      (21)

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                              MBIA INC.
                                                   ----------------------------
                                                             Registrant



Date:       May 14, 1999                             /s/ Neil G. Budnick
      ---------------------------                  ----------------------------
                                                     Neil G. Budnick
                                                     Vice Chairman,
                                                     Chief Financial Officer
                                                     and Treasurer



Date:        May 14, 1999                          /s/ ELIZABETH B. SULLIVAN
      ---------------------------                  ----------------------------
                                                   Elizabeth B. Sullivan
                                                   Managing Director,
                                                   Controller
                                                  (Principal Accounting Officer)


                                      (22)