Form 10-Q
period 1999-06-30
MBIA INC
filed 1999-08-13
CIK 814585

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



         (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 1999


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ NO _____

As of August 9, 1999 there were outstanding 99,916,143 shares of Common Stock, par value $1 per share, of the registrant.

                                      INDEX
                                      -----


                                                                       PAGE
                                                                       ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
        MBIA Inc. and Subsidiaries

        Consolidated Balance Sheets - June 30, 1999
            and December 31, 1998                                       3

        Consolidated Statements of Income - Three months and
             six months ended June 30, 1999 and 1998                    4

        Consolidated Statement of Changes in Shareholders' Equity
            -  Six months ended June 30, 1999                           5

        Consolidated Statements of Cash Flows
            -  Six months ended June 30, 1999 and 1998                  6

        Notes to Consolidated Financial Statements                      7 - 8


Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9 - 22



PART II OTHER INFORMATION, AS APPLICABLE

Item 6. Exhibits and Reports on Form 8-K                               23


SIGNATURES                                                             24



                                       (2)

                           MBIA INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                                              June 30,1999         December 31, 1998
                                                                             --------------       ------------------
                 Assets
Investments:
   Fixed-maturity securities held as available-for-sale
     at fair value (amortized cost $5,881,907 and $5,565,060)                   $5,917,570               $5,884,053
   Short-term investments, at amortized cost
     (which approximates fair value)                                               198,570                  423,194
   Other investments                                                                79,816                   94,975
                                                                             --------------           --------------
                                                                                 6,195,956                6,402,222
   Municipal investment agreement portfolio held as available-for-sale
     at fair value (amortized cost $3,977,683 and $3,542,077)                    3,969,767                3,678,229
                                                                             --------------           --------------
      TOTAL INVESTMENTS                                                         10,165,723               10,080,451

Cash and cash equivalents                                                           66,029                   20,757
Securities borrowed or purchased under agreements to resell                        424,881                  538,281
Accrued investment income                                                          127,985                  126,990
Deferred acquisition costs                                                         234,685                  230,085
Prepaid reinsurance premiums                                                       389,864                  352,699
Goodwill (less accumulated amortization of $65,974 and $62,423)                    119,640                  120,681
Property and equipment, at cost (less accumulated depreciation
   of $44,759 and $39,934)                                                          92,497                   81,457
Receivable for investments sold                                                     72,359                   49,497
Other assets                                                                       115,713                  195,666
                                                                             --------------           --------------
      TOTAL ASSETS                                                             $11,809,376              $11,796,564
                                                                             ==============           ==============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deferred premium revenue                                                     $2,273,196               $2,251,211
   Loss and loss adjustment expense reserves                                       428,745                  270,114
   Municipal investment agreements                                               2,953,179                2,587,339
   Municipal repurchase agreements                                                 990,207                  897,718
   Long-term debt                                                                  689,055                  688,996
   Securities loaned or sold under agreements to repurchase                        424,881                  573,352
   Deferred income taxes                                                           103,080                  343,896
   Deferred fee revenue                                                             41,362                   42,964
   Payable for investments purchased                                               158,539                   95,598
   Other liabilities                                                               199,973                  253,159
                                                                             --------------           --------------
      TOTAL LIABILITIES                                                          8,262,217                8,004,347
                                                                             --------------           --------------
Shareholders' Equity:
   Preferred stock, par value $1 per share; authorized shares--10,000,000;
     issued  and outstanding -- none                                                   ---                      ---
   Common stock, par value $1 per share; authorized shares--200,000,000;
     issued shares -- 99,919,916 and 99,569,625                                     99,920                   99,570
   Additional paid-in capital                                                    1,184,310                1,169,192
   Retained earnings                                                             2,272,511                2,246,221
   Accumulated other comprehensive income, net of
     deferred income tax provision of $8,129 and $157,410                            2,196                  288,915
   Unallocated ESOP shares                                                          (4,687)                  (4,044)
   Unearned compensation--restricted stock                                          (6,723)                  (6,807)
   Treasury stock, at cost; 8,320 and 21,717 shares                                   (368)                    (830)
                                                                             --------------           --------------
      TOTAL SHAREHOLDERS' EQUITY                                                 3,547,159                3,792,217
                                                                             --------------           --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $11,809,376              $11,796,564
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

                                      (3)

                           MBIA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 (Dollars in thousands except per share amounts)


                                                             Three months ended              Six months ended
                                                                   June 30                       June 30
                                                        ----------------------------    ----------------------------
                                                              1999          1998            1999           1998
                                                        -------------  -------------    -------------  -------------
INSURANCE
    Revenues:
      Gross premiums written                                $146,817       $199,040         $301,727       $320,427
      Ceded premiums                                         (35,356)       (27,280)         (95,352)       (41,613)
                                                        -------------  -------------    -------------  -------------
        Net premiums written                                 111,461        171,760          206,375        278,814
      (Increase) decrease in deferred premium revenue         (4,244)       (67,147)          12,953        (74,559)
                                                        -------------  -------------    -------------  -------------
        Premiums earned (net of ceded premiums of
           $27,738, $17,750, $58,187, and $33,417)           107,217        104,613          219,328        204,255
      Net investment income                                   88,861         80,598          176,626        163,004
      Net realized gains                                       6,148          7,802           15,083         13,892
      Advisory fees                                            6,550          7,223           11,515         13,439
                                                        -------------  -------------    -------------  -------------
        Total insurance revenues                             208,776        200,236          422,552        394,590

    Expenses:
      Losses and loss adjustment                              10,239         10,344          172,169         15,585
      Policy acquisition costs, net                            9,231          9,015           18,424         18,455
      Operating                                               20,115         15,934           38,213         33,898
                                                        -------------  -------------    -------------  -------------
        Total insurance expenses                              39,585         35,293          228,806         67,938
                                                        -------------  -------------    -------------  -------------
    Insurance income                                         169,191        164,943          193,746        326,652
                                                        -------------  -------------    -------------  -------------
INVESTMENT MANAGEMENT SERVICES
    Revenues                                                  20,301         15,956           39,643         29,992
    Expenses                                                  10,762          9,046           20,729         17,644
                                                        -------------  -------------    -------------  -------------
      Operating income                                         9,539          6,910           18,914         12,348
    Net realized gains                                         1,143            646            1,872          7,092
                                                        -------------  -------------    -------------  -------------
    Investment management services income                     10,682          7,556           20,786         19,440
                                                        -------------  -------------    -------------  -------------
MUNICIPAL AND FINANCIAL SERVICES
    Revenues                                                   6,310          7,781            9,989         17,394
    Expenses                                                   9,417          9,998           20,383         19,865
                                                        -------------  -------------    -------------  -------------
    Municipal and financial services loss                     (3,107)        (2,217)         (10,394)        (2,471)
                                                        -------------  -------------    -------------  -------------
CORPORATE
    Interest expense                                          13,497         10,360           26,993         20,793
    Other expenses                                             4,888            860            6,810          4,188
    One-time corporate charges                               105,023            ---          105,023         29,500
                                                        -------------  -------------    -------------  -------------
    Corporate expenses                                      (123,408)       (11,220)        (138,826)       (54,481)
                                                        -------------  -------------    -------------  -------------
    Income before income taxes                                53,358        159,062           65,312        289,140

    Income tax provision (benefit)                            (3,435)        40,033             (901)        68,006
                                                        -------------  -------------    -------------  -------------
    NET INCOME                                              $ 56,793       $119,029         $ 66,213       $221,134
                                                        =============  =============    =============  =============
    NET INCOME PER COMMON SHARE:
      BASIC                                                   $ 0.57        $  1.20           $ 0.66        $  2.24
      DILUTED                                                 $ 0.56        $  1.19           $ 0.66        $  2.21

    WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING:
      BASIC                                               99,671,350     98,856,394       99,609,359     98,773,066
      DILUTED                                            100,592,588    100,213,085      100,532,884    100,132,847

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                       (4)

                           MBIA INC. AND SUBSIDIARIES
      CONSOLIDATED  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                   For the six months ended June 30, 1999

                     (In thousands except per share amounts)

                                                                                                          Accumulated
                                              Common Stock              Additional                           Other
                                       --------------------------        Paid-in           Retained      Comprehensive
                                         Shares          Amount          Capital           Earnings          Income
                                       ----------    ------------    -------------       -----------     -------------
Balance, January 1, 1999                  99,570         $99,570        $1,169,192        $2,246,221         $288,915

Comprehensive income:
    Net income                               ---             ---               ---            66,213              ---
    Other comprehensive income:
       Change in unrealized
         appreciation of investments
         net of change in deferred
         income taxes of $149,281            ---             ---               ---               ---         (277,875)

       Change in foreign currency
         translation                         ---             ---               ---               ---           (8,844)

         Other comprehensive income


Total comprehensive income


Exercise of stock options                    284             284            11,187               ---              ---

Stock issued for acquistion                   38              38             2,492               ---              ---

Unallocated ESOP shares                       13              13               392               ---              ---

Unearned compensation-
    restricted stock                          15              15             1,047               ---              ---

Dividends (declared and paid per
    common share $0.40)                      ---             ---               ---           (39,923)             ---
                                     ------------    -----------      ------------       -----------     ------------

Balance, June 30, 1999                    99,920         $99,920        $1,184,310        $2,272,511         $  2,196
                                     ============    ===========      ============       ===========     ============


                                                      Unearned
                                      Unallocated   Compensation-           Treasury Stock               Total
                                         ESOP        Restricted      -------------------------        Shareholders'
                                        Shares         Stock           Shares         Amount             Equity
                                      -----------  ---------------   ----------    -----------      ----------------

Balance, January 1, 1999                $(4,044)       $(6,807)            (22)         $(830)           $3,792,217

Comprehensive income:
    Net income                              ---            ---             ---            ---                66,213
    Other comprehensive income:
       Change in unrealized
         appreciation of investments
         net of change in deferred
         income taxes of $149,281           ---            ---             ---            ---              (277,875)
       Change in foreign currency
         translation                        ---            ---             ---            ---                (8,844)
                                                                                                        -------------
         Other comprehensive income                                                                        (286,719)
                                                                                                        -------------
Total comprehensive income                                                                                 (220,506)
                                                                                                        -------------
Exercise of stock options                   ---            ---             ---            ---                11,471

Stock issued for acquistion                 ---            ---             ---            ---                 2,530

Unallocated ESOP shares                    (643)           ---              14            462                   224

Unearned compensation-
    restricted stock                        ---             84             ---            ---                 1,146

Dividends (declared and paid per
    common share $0.40)                     ---            ---             ---            ---               (39,923)
                                      ---------    -----------     -----------       --------           -------------

Balance, June 30, 1999                  $(4,687)       $(6,723)             (8)         ($368)           $3,547,159
                                      =========    ===========     ===========       ========           =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                            1999
                                        ------------
Disclosure of reclassification amount:
    Unrealized depreciation of
       investments arising
       during the period, net of taxes    $(261,416)
    Reclassification of adjustment,
       net of taxes                         (16,459)
                                        ------------
    Net unrealized depreciation,
       net of taxes                       $(277,875)
                                        ============


                                       (5)

                           MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                           Six months ended
                                                                                June 30
                                                                 --------------------------------------
                                                                      1999                   1998
                                                                 ---------------        ---------------
Cash flows from operating activities:
     Net income                                                       $  66,213              $ 221,134
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Increase in accrued investment income                               (995)                  (882)
       Increase in deferred acquisition costs                            (4,600)               (10,715)
       Increase in prepaid reinsurance premiums                         (37,165)                (8,196)
       Increase in deferred premium revenue                              24,212                 82,755
       Increase in loss and loss adjustment expense reserves            158,631                 12,479
       Depreciation                                                       4,923                  3,737
       Amortization of goodwill                                           3,552                  4,215
       Amortization of bond discount, net                               (10,092)               (10,813)
       Net realized gains on sale of investments                        (16,955)               (20,984)
       Deferred income taxes                                            (91,287)                10,691
       Other, net                                                        19,198                (36,670)
                                                                 ---------------        ---------------
       Total adjustments to net income                                   49,422                 25,617
                                                                 ---------------        ---------------
       Net cash provided by operating activities                        115,635                246,751
                                                                 ---------------        ---------------
Cash flows from investing activities:
     Purchase of fixed-maturity securities, net
       of payable for investments purchased                          (3,512,961)            (1,146,307)
     Sale of fixed-maturity securities, net of
       receivable for investments sold                                3,145,933                532,468
     Redemption of fixed-maturity securities, net of
       receivable for investments redeemed                              161,559                415,571
     Sale of short-term investments, net                                168,968                 27,758
     Sale of other investments, net                                      17,613                    286
     Purchases for municipal investment agreement
       portfolio, net of payable for investments purchased           (1,275,646)            (1,216,038)
     Sales from municipal investment agreement
       portfolio, net of receivable for investments sold                849,215              1,014,644
     Capital expenditures, net of disposals                             (15,964)                (8,381)
     Other, net                                                          (2,173)               (20,235)
                                                                 ---------------        ---------------
       Net cash used by investing activities                           (463,456)              (400,234)
                                                                 ---------------        ---------------
Cash flows from financing activities:
     Net proceeds from issuance of short-term debt                          ---                  9,500
     Dividends paid                                                     (39,874)               (36,851)
     Proceeds from issuance of municipal investment
       and repurchase agreements                                      1,258,565              1,186,896
     Payments for drawdowns of municipal investment
       and repurchase agreements                                       (801,998)            (1,034,426)
     Securities loaned or sold under agreements to repurchase           (35,071)                31,800
     Exercise of stock options                                           11,471                 16,882
                                                                 ---------------        ---------------
       Net cash provided by financing activities                        393,093                173,801
                                                                 ---------------        ---------------
Net increase in cash and cash equivalents                                45,272                 20,318
Cash and cash equivalents - beginning of period                          20,757                 26,296
                                                                 ---------------        ---------------
Cash and cash equivalents - end of period                             $  66,029              $  46,614
                                                                 ===============        ===============
Supplemental cash flow disclosures:
     Income taxes paid                                                $  88,999              $  62,684
     Interest paid:
       Municipal investment and repurchase agreements                 $ 102,293              $ 104,171
       Long-term debt                                                    26,144                 20,012
       Short-term debt                                                      ---                    567

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      (6)

                           MBIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 1998 for MBIA Inc. and Subsidiaries (the company). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the company's financial position and results of operations. The results of operations for the six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. The December 31, 1998 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Business segment results are presented gross of intersegment transactions, which are not material to each segment. Due to the mergers with CapMAC Holdings Inc. (CapMAC) and 1838 Investment Advisors, Inc. (1838) all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of CapMAC and 1838 as though they had been a part of MBIA.

2.   Dividends  Declared
     Dividends declared by the company during the six months ended June 30, 1999 were $39.9 million.

3.   Recent Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The company will adopt SFAS 133 by July 1, 2000. Adoption of SFAS 133 is not expected to have a material impact on the consolidated financial statements.

                                      (7)

                           MBIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Capital Asset Write-off
     During the second quarter of 1999 the company incurred a pre-tax charge of $102.0 million consisting of a substantial write-down of the carrying value of MBIA's investment in Capital Asset and the value of the loans provided by MBIA to Capital Asset. Since December of 1998, MBIA has been seeking purchasers for all or a portion of its interest in Capital Asset, which purchases and services delinquent tax liens. This charge reflects management's best estimate of its cost of exiting this business.

5.   Subsequent Event
     In July 1999, MBIA's Board of Directors  authorized the repurchase of up to
     7.5 million of outstanding common shares. The company will only repurchase shares under this program when it is economically attractive and within the constraints of the company's Triple-A claims-paying ratings.

                                      (8)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION
------------
MBIA Inc. (the company) continued to take actions which position it for long-term profitable growth during this foundation building year. As a result of strengthening our loss reserves and an increased utilization of reinsurance during the first half of the year, we have solidified our financial position. Our insurance premiums were written at higher margins with better returns, achieved by maintaining our disciplined approach to pricing and risk selection. In addition to the solid results achieved in our insurance operations, we are pleased with the strong performance of our investment management operations. We are disappointed in our municipal and financial services results and have taken the decisive action needed to reduce our financial exposure to these businesses. We believe these actions, coupled with the active management of our capital position and our strong business prospects, will enable us to continue to build significant shareholder value over the long-term.


RESULTS OF OPERATIONS
---------------------
SUMMARY
As we discussed in the first quarter, our financial results continue to be adversely impacted by the increase in our loss reserving factor, heavier use of reinsurance and losses in our municipal and financial services segment. This has resulted in growth rates well below our targeted levels for all of the financial measures shown in the following chart. All of the numbers shown below and all of the data contained in this report have been restated to reflect our 1998 mergers with CapMAC Holdings Inc. (CapMAC) and 1838 Investment Advisors, Inc. (1838), which have been accounted for as "pooling of interests."

                                                                              Percent Change
                                                                        ---------------------------
                                                                        2nd Quarter    Year-to-date
                                                                        -----------    ------------
                                    2nd Quarter         June 30             1999          1999
                                    -----------     ------------             vs.           vs.
                                    1999   1998     1999    1998            1998          1998
 --------------------------------------------------------------------------------------------------
 Net income (in millions):
  As reported                       $ 57   $119     $ 66    $221             (52)%         (70)%
  Excluding one-time charges        $122   $119     $246    $240               2 %           2 %

 Per share data:
  Net income *:
   As reported                     $0.56  $1.19   $ 0.66  $ 2.21             (53)%         (70)%
   Excluding one-time charges      $1.21  $1.19   $ 2.45  $ 2.40               2 %           2 %
   Operating earnings              $1.16  $1.14   $ 2.34  $ 2.26               2 %           4 %
   Core earnings                   $1.07  $1.04   $ 2.11  $ 2.08               3 %           1 %

  Book value                                      $35.56  $36.13                            (2)%
  Adjusted book value                             $51.52  $50.67                             2 %
 --------------------------------------------------------------------------------------------------

*Diluted
                                      (9)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Core earnings, which exclude the effects of refundings and calls on our insured issues, realized capital gains and losses from our investment portfolio and nonrecurring charges, provide the most indicative measure of our underlying profit. For the second quarter and first half of 1999, core earnings per share were up by 3% and 1%, respectively.

     Our second quarter and first half 1999 earnings per share increased by 2% excluding one-time charges. Including the one-time charges, earnings per share decreased by 53% and 70% over second quarter and first half 1998.

     Operating earnings per share, which exclude the impact of realized gains and losses and one-time charges, increased by 2% and 4% over second quarter and first half 1998.

     Our book value at June 30, 1999 was $35.56 per share, down slightly from $36.13 at June 30, 1998. As with core earnings, a more appropriate measure of a financial guarantee company's intrinsic value is its adjusted book value. It is defined as book value plus the after-tax effects of net deferred premium revenue, net of deferred acquisition costs, the present value of unrecorded future installment premiums, and the unrealized gains or losses on investment contract liabilities. The following table presents the components of our adjusted book value per share:


                                                          Percent Change
                                     June 30,   June 30,  --------------
                                       1999       1998     1999 vs. 1998
------------------------------------------------------------------------
Book value                           $35.56     $36.13         ( 2)%
After-tax value of:
  Net deferred premium
    revenue, net of deferred
    acquisition costs                 10.74      10.82         ( 1)%
  Present value of future
    installment premiums*              4.33       3.77          15 %
  Unrealized gain on
    investment contract
    liabilities**                      0.89      (0.05)         n/m
------------------------------------------------------------------------
Adjusted book value                  $51.52     $50.67           2 %
------------------------------------------------------------------------
* The discount rate used to present value future installment premiums was 9%. ** The unrealized gain on investment contract liabilities is offset by a corresponding gain on the market value of the assets.


     Our adjusted book value per share was $51.52 at June 30, 1999, a 2% increase from June 30, 1998.

                                      (10)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FINANCIAL GUARANTEE INSURANCE
For the first half of 1999 our top line results reflect an overall decline in new issuance in most market sectors, pricing discipline and tightened underwriting standards, and the volatility of writings in our international business line. Adjusted gross premiums written (AGP) were down 15% and 42% for the first six months and the second quarter of 1999, respectively. While writings were down, par insured was down even more - 25% for the first half and 48% for the quarter. This favorable premium to par relationship results in more premium for each dollar of risk insured and is consistent with our strategy to improve profitability on the business we write. Furthermore, comparison is made difficult due to last year's exceptionally strong second quarter writings.

     AGP includes our upfront premiums as well as the estimated present value of current and future premiums from installment-based insurance policies issued in the period. Gross premiums written (GPW), as reported in our financial statements, reflects cash receipts only and does not include the value of future premium receipts expected for installment policies originated in the period. MBIA's premium production in terms of AGP and GPW for the second quarters and first six months of 1999 and 1998 is presented in the following table:

                                                           Percent Change
                                                    --------------------------
                                                    2nd Quarter    Year-to-date
                                                    ----------    ------------
                   2nd Quarter     June 30            1999             1999
                   -----------   ------------          vs.              vs.
                   1999   1998   1999    1998         1998             1998
 -----------------------------------------------------------------------------
Premiums written:
 GPW               $147   $199   $302    $320         (26)%             ( 6)%
 AGP               $144   $246   $326    $384         (42)%             (15)%

     We estimate the present value of our total future installment premium stream on outstanding policies to be $664 million at June 1999, compared to $575 million at June 1998.

MUNICIPAL MARKET For the first half, pricing remained well above last year's level, up over 30% year to date across the portfolio. With respect to credit quality, for the first six months of this year our capital charge, which is an indicator of the risk profile of the mix as well as the quality of the business we are putting on the books, is the lowest it has been for many years. We are pleased to see a modest rebound in our market share to 28.0% for the quarter, up from 21.5% for the first quarter of this year. This brings our market share to

                                      (11)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


24.4% for the first half. We experienced a decline of 40% in our AGP in the second quarter compared to the same period last year; however, par insured was down even more sharply, by 56%, highlighting the success of our strategy to write more profitable business. A more relevant measure is year to date AGP, which is off by only 16% compared to our insured par decline of 40% and the total new issue market decline of 29%. Overall, MBIA had a strong performance in a quiet market.

     Domestic new issue municipal market information and MBIA's par and premium writings in both the new issue and secondary domestic municipal finance markets are shown in the following table:

                                                                             Percent Change
                                                                        --------------------------
                                                                        2nd Quarter    Year-to-date
                                                                        ----------    ------------
                                    2nd Quarter      June 30               1999          1999
                                    -----------    ------------             vs.           vs.
 Domestic Municipal                 1999   1998    1999    1998            1998          1998
 -------------------------------------------------------------------------------------------------
Total new issue market:*
 Par value (in billions)            $46   $ 72     $ 99    $138             (36)%         (29)%
 Insured penetration                 54%    55%      56%     53%

MBIA insured:
 Par value (in billions)            $ 8   $ 19     $ 17    $ 29             (56)%         (40)%
 Premiums: (in millions)
 GPW                                $80   $137     $168    $204             (41)%         (18)%
 AGP                                $84   $140     $174    $208             (40)%         (16)%
 -------------------------------------------------------------------------------------------------

       * Market data are reported on a sale date basis while MBIA's insured data are based on closing date information. Typically, there can be a one- to four-week delay between the sale date and closing date of an insured issue.

STRUCTURED FINANCE MARKET In our structured finance division we continued to extend the pricing discipline begun in the first quarter and we also steadily increased the overall credit quality of our book of business. While AGP was down 21% for the quarter, par insured was down even more, at 31%. This relationship partially reflects not only a shift in the business mix to higher priced asset types, but also is an indication of pricing discipline. Details regarding the public asset-backed market and MBIA's par and premium writings in both the domestic new issue and secondary structured finance markets are shown in the table below:

                                      (12)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                              Percent Change
                                                                         --------------------------
                                                                         2nd Quarter   Year-to-date
                                                                         ----------    ------------
                                    2nd Quarter       June 30               1999          1999
Domestic                            -----------     ------------             vs.           vs.
Structured Finance                  1999   1998     1999    1998            1998          1998
---------------------------------------------------------------------------------------------------
Total asset-backed market:*
 Par value (in billions)            $50    $46      $99     $83              8 %          20 %

MBIA insured:
 Par value (in billions)            $ 9    $12      $20     $21            (31)%          (5)%
 Premiums: (in millions)
 GPW                                $32    $31      $69     $61              3 %          13 %
 AGP                                $41    $52      $80     $80            (21)%          ---
 --------------------------------------------------------------------------------------------------

* Market data exclude mortgage-backed securities and private placements.

INTERNATIONAL MARKET The MBIA/AMBAC Joint Venture's business can be volatile since a relatively small number of international deals close in any quarter, and a single international deal often commands a significant amount of AGP. The result is that writings can vary sharply from period to period. Our company's municipal and structured finance international business volume in the new issue and secondary markets is illustrated as follows:

                                                                             Percent Change
                                                                        --------------------------
                                                                        2nd Quarter    Year-to-date
                                                                        ----------    ------------
                                    2nd Quarter       June 30               1999          1999
                                    -----------     ------------             vs.           vs.
 International                      1999   1998     1999    1998            1998          1998
 -------------------------------------------------------------------------------------------------
 Par value (in billions)            $ 2    $ 4      $ 5     $ 7             (54)%         (31)%
 Premiums: (in millions)
 GPW                                $27    $21      $49     $40              27 %          22 %
 AGP                                $12    $42      $55     $81             (71)%         (32)%
 -------------------------------------------------------------------------------------------------

REINSURANCE Premiums ceded to reinsurers from all insurance operations were $95 million and $42 million in the first halves of 1999 and 1998, respectively. Cessions as a percentage of GPW increased to 32% in 1999 from 13% in 1998. The increase in our cession rate was largely driven by the strategic use of reinsurance to shape the portfolio. Continuing the initiative begun in the fourth quarter of 1998 we focused on reducing larger single risks across the portfolio. This is consistent with our emphasis on a strong balance sheet and we are freeing up capacity to write additional business.

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

PREMIUMS EARNED Premiums are recognized over the life of the bonds we insure. The slow premium recognition coupled with compounding investment income from investing our premiums and capital form a solid foundation for consistent revenue growth. In 1999 premiums earned from scheduled amortization increased by 5% and 6% over second quarter and first half 1998.

     Refunded premiums increased in the first half of 1999. When an MBIA-insured bond issue is refunded or retired early, the related deferred premium revenue is earned immediately. The amount of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rates of the bond issue, the issuer's desire or ability to modify bond covenants and applicable regulations under the Internal Revenue Code. The composition of MBIA's premiums earned in terms of its scheduled and refunded components is illustrated below:

                                                                             Percent Change
                                                                        --------------------------
                                                                        2nd Quarter    Year-to-date
                                                                        ----------    ------------
                                   2nd Quarter       June 30                1999          1999
                                   -----------     ------------              vs.           vs.
In millions                        1999   1998     1999    1998             1998          1998
-------------------------------------------------------------------------------------------------
Premiums earned:
 Scheduled                         $ 92   $ 88     $181    $171              5 %           6%
 Refunded                            15     17       38      33             (9)%          16%
-------------------------------------------------------------------------------------------------
Total                              $107   $105     $219    $204              2 %           7%
-------------------------------------------------------------------------------------------------

INVESTMENT INCOME Our insurance-related investment income (exclusive of capital gains) increased to $177 million in the first half of 1999, up 8% from $163 million in the first half of 1998. For the quarter investment income was up 10% over the same period in 1998. These increases were primarily due to the growth of cash flow available for investment. Our cash flows were generated from operations, the compounding of previously earned and reinvested investment income and the addition of funds from financing activities. Insurance-related net realized capital gains were $15 million and $6 million for the first half and second quarter of 1999, compared to $14 million and $8 million in the comparable periods of 1998. These realized gains were generated as a result of ongoing management of the investment portfolio.

ADVISORY FEES The company collects fee revenues in conjunction with certain structured finance transactions. For the first half of 1999, advisory fee revenues decreased by 14%, as the amortization of previously deferred fee revenue declined from period to period. Certain fees are deferred and earned over the life of the related transactions. Cash collection of advisory fees was relatively constant from quarter to quarter.

                                      (14)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) We maintain an unallocated loss reserve based on our estimate of unidentified losses from our insured obligations. The total reserve is calculated by applying a risk factor based on a study of bond defaults to net debt service written. To the extent that we identify specific insured issues as currently or likely to be in default, the present value of our expected payments, net of expected reinsurance and collateral recoveries, are allocated within the total loss reserve as case-specific reserves.

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

     In the first quarter of 1999 we completed an update of our unallocated loss reserving methodology. The update included an analysis of loss-reserve factors based on the latest available industry data. We included the analysis of historical default and recovery experience for the relevant sectors of the fixed-income market. Also factored in was the changing mix of our book of business. The study resulted in an increase in our company's quarterly loss provision and a first quarter one-time charge of $153 million to incorporate the new factors on the existing insured portfolio.

     The following table shows the case-specific and unallocated components of our total loss and LAE reserves at the end of the second quarters of 1999 and 1998:
                                                          Percent Change
                                     June 30,   June 30,  --------------
In millions                            1999       1998     1999 vs. 1998
------------------------------------------------------------------------
Reserves:
 Case-specific                         $187       $ 38          399%
 Unallocated                            242         78          210%
------------------------------------------------------------------------
Total                                  $429       $116          271%

Provision                              $172       $ 16        1,005%
------------------------------------------------------------------------

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

                                      (15)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                            Percent Change
                                                                       --------------------------
                                                                       2nd Quarter   Year-to-date
                                                                       ----------    ------------
                                    2nd Quarter      June 30               1999          1999
                                    -----------    ------------             vs.           vs.
In millions                         1999   1998    1999    1998            1998          1998
-------------------------------------------------------------------------------------------------
Policy acquisition costs, net        $ 9    $ 9     $18     $18             ---           ---
Operating                             20     16      39      34              26%           13%
 ------------------------------------------------------------------------------------------------
Total insurance
  operating expenses                 $29    $25     $57     $52              18%            8%

Expense ratio:
  GAAP                              27.4%  23.8%   25.8%   25.6%
  Statutory                         24.4%  14.4%   22.8%   18.2%
 ------------------------------------------------------------------------------------------------

     For the first half of 1999, policy acquisition costs net of deferrals remained even with the first half of 1998. The ratio of policy acquisition costs net of deferrals to earned premiums has declined from 9.0% for the first half of 1998 to 8.4% for the first half of 1999. This decline reflects the positive impact of increases in both installment premium revenues and ceding commission income.

     Operating expenses were up by 13% for the first half of 1999 over 1998 due in part to expanded international operations.

     Financial guarantee insurance companies also use the statutory expense ratio (expenses before deferrals as a function of net premiums written) as a measure of expense management. Although our insurance operating expenses were up only 8% on a GAAP basis and in fact declined by 10% on a statutory basis, our first half 1999 expense ratios are not showing improvement over 1998. This is due to the decline in premium volume from period to period.

INSURANCE INCOME MBIA's insurance income was $169 million for the second quarter of 1999, 3% higher than the second quarter of 1998. Excluding the one-time loss provision increase, insurance income for the first half of 1999 grew by 6% over the first half of 1998.

INVESTMENT MANAGEMENT SERVICES
In 1998 after our merger with 1838, we formed a holding company, MBIA Asset Management Corporation, to consolidate the resources and capabilities of our four investment management services. The success of our merger with 1838 showed immediate operating benefits, and all of our investment management franchises had record performances in 1998. Continuing in this vein, consolidated operating income for this segment increased by 38% and 53% for the second quarter and first half of 1999 over the same periods in 1998. The table below summarizes our consolidated investment management results:

                                      (16)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                        Percent Change
                                                   --------------------------
                                                   2nd Quarter   Year-to-date
                                                   ----------    ------------
                     2nd Quarter       June 30         1999          1999
                     -----------     ------------       vs.           vs.
In millions          1999   1998     1999    1998      1998          1998
-----------------------------------------------------------------------------
Revenues             $20    $16      $40     $30        27%           32 %
Expenses              10      9       21      18        19%           17 %
-----------------------------------------------------------------------------
Operating income      10      7       19      12        38%           53 %
Realized gains         1      1        2       7       ---           (74)%
-----------------------------------------------------------------------------
Income               $11    $ 8      $21     $19        41%            7 %
-----------------------------------------------------------------------------

MBIA Asset Management Corporation is comprised of 1838, MBIA Municipal Investors Services Corp. (MBIA-MISC), MBIA Investment Management Corp. (IMC) and MBIA Capital Management Corp. (CMC). The following provides a summary of each of these businesses:

1838 is a full-service asset management firm with a strong institutional focus. It manages $9.4 billion in equity, fixed-income and balanced portfolios for a client base comprised of municipalities, endowments, foundations, corporate employee benefit plans and high-net-worth individuals.

MBIA-MISC   provides  cash  management,   investment  fund   administration  and
fixed-rate investment placement services directly to local governments and school districts. Its subsidiary, American Money Management Associates, Inc.
(AMMA), provides investment and treasury management consulting services for municipal and quasi-public-sector clients. Both MBIA-MISC and AMMA are Securities and Exchange Commission (SEC)-registered investment advisers and at June 30, 1999 had $6.7 billion in assets under management, up 21% over June 30, 1998's $5.5 billion.

IMC provides state and local governments with tailored investment agreements for bond proceeds and other public funds, such as construction, loan origination, capitalized interest and debt service reserve funds. At June 30, 1999, principal and accrued interest outstanding on investment and repurchasing agreements was $3.9 billion, compared to $3.3 billion at June 30, 1998. At amortized cost, the assets supporting IMC's investment agreement were at $4.0 billion and $3.5 billion at June 30, 1999 and 1998, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

     IMC from time-to-time uses derivative financial instruments to manage interest rate risk. We have established policies limiting the amount, type and concentration of such instruments. By matter of policy, derivative positions can only be used to hedge interest rate exposures and not for speculative trading purposes. At second quarter-end 1999, our exposure to derivative financial instruments was not material.

                                      (17)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CMC is an SEC-registered investment adviser and National Association of Securities Dealers member firm. CMC specializes in fixed-income management for institutional funds and provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and MBIA's insurance related portfolios. At June 30, 1999, CMC's third party assets under management were $1.6 billion compared to $0.9 billion at June 30, 1998.

MUNICIPAL AND FINANCIAL SERVICES
MBIA MUNISERVICES COMPANY (MBIA MuniServices) was established in 1996 to provide bond administration, revenue enhancement and other services to state and local governments. MBIA MuniServices includes Municipal Tax Bureau (MTB), a provider of tax revenue compliance and collection services to public entities, and Municipal Resource Consultants (MRC), a revenue audit and information services firm. MuniServices' second quarter $3 million loss on the sale of MuniFinancial has been included in one-time corporate charges. MBIA's Municipal and Financial Services also includes an equity interest in Capital Asset Holdings, Inc. (Capital Asset), a purchaser and servicer of delinquent tax certificates.
Included in one-time corporate charges is a substantial write-off of our investment in Capital Asset.

     In the second quarter and first half of 1999 the municipal and financial services operations lost $3 million and $10 million, respectively. These operations will continue to be under strategic review throughout the remainder of 1999.

CORPORATE
OTHER EXPENSES Other expenses are composed primarily of non-insurance goodwill amortization and general corporate overhead. In the first half of 1999 other expenses were $7 million compared to $4 million in the first half of 1998.

INTEREST EXPENSE In the first half of 1999, we incurred $27 million of interest expense compared to $21 million in the first half of 1998. The increase in interest expense reflects our long-term debt financings of $150 million and $50 million in September and November 1998, respectively.

ONE-TIME CORPORATE CHARGES Included in one-time corporate charges for the second quarter and first half of 1999 is a $102 million charge which reflects a write-down of the carrying value of MBIA's investment in Capital Asset and the value of the loans provided by MBIA to Capital Asset. This charge represents management's best estimate of our cost to exit this business. Also included in one-time corporate charges for 1999 is a $3 million loss on the sale of MuniFinancial. MBIA expects to complete the sale of MuniFinancial in the third quarter of 1999. The one-time charge of $30 million in 1998 was related to the CapMAC merger.

                                      (18)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


TAXES
Our tax policy is to optimize our after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, we will see our tax rate fluctuate from time-to-time as we manage our investment portfolio on a total return basis. For both the second quarter and first half of 1999 our tax provision is net of the benefit resulting from the one-time corporate charges just discussed. Excluding this benefit our effective tax rates for both the second quarter and first half have declined marginally over 1998.


CAPITAL RESOURCES
-----------------
We carefully manage our capital resources to optimize our cost of capital while maintaining appropriate claims-paying resources to sustain our Triple-A claims-paying ratings. At June 30, 1999, our total shareholders' equity was $3.5 billion, with total long-term borrowings at $689 million. We use debt financing to lower our overall cost of capital, thereby increasing our return on shareholders' equity. We maintain debt at levels we consider to be prudent based on our cash flow and total capital. The following table shows our long-term debt and the ratio we use to measure it:

                                     June 30,      December 31,
                                       1999            1998
---------------------------------------------------------------
Long-term debt (in millions)           $689            $689
Long-term debt to total capital          16%             15%

     In addition, MBIA Insurance Corporation (our insurance company) has an $825 million irrevocable standby line of credit facility with a group of major Triple-A rated banks to provide funds for the payment of claims in the event that severe losses should occur. Any loans made under this agreement would be repaid solely from recoveries realized on defaulted insured obligations. The agreement is for a seven-year term, which expires on October 31, 2005, and, subject to approval by the banks, may be renewed annually to extend the term to seven years beyond the renewal date. Our insurance company also maintains stop-loss reinsurance coverage of $175 million in excess of incurred losses of $150 million.

     From time to time we access the capital markets to support the growth of our businesses. In September 1998, we issued $150 million of 30-year debentures, and, in November 1998, we issued $50 million of 40-year notes.

     At quarter end, total claims-paying resources for our insurance company stood at $8.1 billion, a 13% increase over second quarter end 1998.

     In July 1999, MBIA's Board of Directors  authorized the repurchase of up to
7.5 million of outstanding common shares. The company will only repurchase shares under this program when it is economically attractive and within the constraints of the company's Triple-A claims-paying ratings. MBIA had approximately 100 million shares outstanding as of June 30, 1999.

                                      (19)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY
---------
Cash flow needs at the parent company level are primarily for dividends to our shareholders and interest payments on our debt. These requirements have historically been met by upstreaming dividend payments from our insurance company, which generates substantial cash flow from premium writings and investment income. In the first half of 1999, operating cash flow totaled $116 million.

     Under New York state insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In our case, dividends in any 12-month period cannot be greater than 10% of policyholders' surplus. During the second quarter our insurance company paid dividends of $60 million and at June 30, 1999 had dividend capacity in excess of $173 million without special regulatory approval.

     Our company has significant liquidity supporting its businesses. At the end of second quarter of 1999, cash equivalents and short-term investments totaled $265 million. Should significant cash flow reductions occur in any of our businesses, for any combination of reasons, we have additional alternatives for meeting ongoing cash requirements. They include, among other things, selling or pledging our fixed-income investments from our investment portfolio, tapping existing liquidity facilities and new borrowings.

     Our company has substantial external borrowing capacity. We maintain two short-term bank lines totaling $650 million with a group of worldwide banks. At June 30, 1999, there were no balances outstanding under these lines.

     Our investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At June 30, 1999, the fair value of our consolidated investment portfolio was $10.2 billion, as shown below:

                                                               Percent Change
                                     June 30,    December 31,  --------------
In millions                            1999          1998      1999 vs. 1998
-----------------------------------------------------------------------------
Insurance operations:
  Amortized cost                     $ 6,160      $ 6,083              1 %
  Unrealized gain                         36          319            (89)%
-----------------------------------------------------------------------------
Fair value                           $ 6,196      $ 6,402            ( 3)%
-----------------------------------------------------------------------------
Municipal investment
  agreements:
  Amortized cost                     $ 3,978      $ 3,542             12 %
  Unrealized (loss) gain                  (8)         136           (106)%
-----------------------------------------------------------------------------
Fair value                           $ 3,970      $ 3,678              8 %
-----------------------------------------------------------------------------
Total portfolio at fair value        $10,166      $10,080              1 %

                                      (20)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The growth of our insurance-related investments at amortized cost in 1999 was the result of positive cash flows. The lower fair value is the result of the decline in the unrealized gain caused by higher interest rates at June 30, 1999. The fair value of investments related to our municipal investment agreement business increased to $4.0 billion primarily due to positive cash flow from operations partially offset by a decrease in the fair value of these investments.

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


Year 2000
---------
With the new millennium approaching, MBIA is actively managing a high-priority Year 2000 (Y2K) program addressing the issue of whether its computer systems can correctly distinguish between the years 1900 and 2000. The company has established an independent Y2K testing lab in its Armonk office, with a committee of business unit managers overseeing the project. MBIA has a budget of $1.13 million for its 1998-2000 Y2K efforts. As of June 30, 1999, the company has spent $752,000 on the project. A recent review of efforts at certain subsidiaries has indicated the need to spend an additional $1.03 million this year on remediation. As of June 30, 1999, the company has spent $176,000 of this additional amount. However, this increase will not have a material effect on MBIA's financial results.

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

                                      (21)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     MBIA has initiated a comprehensive Y2K plan which includes the following phases: assessment -- completed in the second quarter of 1998; remediation -- completed in the fourth quarter of 1998; testing -- completed for STARS in the third quarter of 1998, MARS in the fourth quarter of 1998 and MIDAS in the second quarter of 1999; and contingency planning -- to be completed in the third quarter of 1999. This plan covers "mission-critical" internally developed systems, vendor software, hardware and certain third-party entities through which we conduct our business. Testing to date indicates that functions critical to the financial guarantee business, both domestic and international (MIDAS), were Y2K-ready as of December 31, 1998. Additional testing is being carried out throughout 1999. In addition, MBIA's subsidiary companies are actively managing their own Y2K efforts and are expected to meet varying readiness deadlines before yearend. It is not possible at this time to determine whether a subsidiary's Y2K failure would have a material impact on MBIA. Additionally, MBIA is reviewing all ancillary support functions. Evaluation, testing and re-testing will continue throughout 1999.

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






                                                       MBIA  INC.
                                                   -------------------------
                                                       Registrant




Date:          August 12, 1999                     /s/  Neil G. Budnick
       --------------------------                  -------------------------
                                                    Neil G. Budnick
                                                    Chief Financial Officer
                                                    and Treasurer




Date:          August 12, 1999                     /s/ Elizabeth B. Sullivan
       --------------------------                  --------------------------
                                                   Elizabeth B. Sullivan
                                                   Managing Director,
                                                   Controller
                                                  (Principal Accounting Officer)


                                      (24)