Form 10-Q
period 1999-09-30
MBIA INC
filed 1999-11-12
CIK 814585

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended September 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO_____

As of November 9, 1999 there were outstanding 99,577,545 shares of Common Stock, par value $1 per share, of the registrant.

                                            INDEX
                                            -----

                                                                         PAGE
                                                                         ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
           MBIA Inc. and Subsidiaries

           Consolidated Balance Sheets - September 30, 1999
              and December 31, 1998                                       3

           Consolidated Statements of Income - Three months and
              nine months ended September 30, 1999 and 1998               4

           Consolidated Statement of Changes in Shareholders' Equity
              - Nine months ended September 30, 1999                      5

           Consolidated Statements of Cash Flows
              - Nine months ended September 30, 1999 and 1998             6

           Notes to Consolidated Financial Statements                     7 - 8


Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9 - 22


PART II    OTHER INFORMATION, AS APPLICABLE

Item 6.    Exhibits and Reports on Form 8-K                               23


SIGNATURES                                                                24

                                       (2)

                           MBIA INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                                           September 30, 1999   December 31, 1998
                                                                           ------------------   -----------------
                 ASSETS
Investments:
   Fixed-maturity securities held as available-for-sale
     at fair value (amortized cost $5,938,614 and $5,565,060)                 $ 5,850,897          $ 5,884,053
   Short-term investments, at amortized cost
    (which approximates fair value)                                               275,166              423,194
   Other investments                                                               77,259               94,975
                                                                              -----------          -----------
                                                                                6,203,322            6,402,222
   Municipal investment agreement portfolio held as available-for-sale
    at fair value (amortized cost $4,043,919 and $3,542,077)                    4,004,513            3,678,229
                                                                              -----------          -----------
     TOTAL INVESTMENTS                                                         10,207,835           10,080,451

Cash and cash equivalents                                                          74,019               20,757
Securities borrowed or purchased under agreements to resell                       364,671              538,281
Accrued investment income                                                         122,471              126,990
Deferred acquisition costs                                                        244,947              230,085
Prepaid reinsurance premiums                                                      392,212              352,699
Goodwill (less accumulated amortization of $66,714 and $62,423)                   111,698              120,681
Property and equipment, at cost (less accumulated depreciation
 of $47,310 and $39,934)                                                          104,621               81,457
Receivable for investments sold                                                    48,555               49,497
Other assets                                                                      103,728              195,666
                                                                              -----------          -----------
     TOTAL ASSETS                                                             $11,774,757          $11,796,564
                                                                              ===========          ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deferred premium revenue                                                   $ 2,286,690          $ 2,251,211
   Loss and loss adjustment expense reserves                                      442,364              270,114
   Municipal investment agreements                                              3,123,745            2,587,339
   Municipal repurchase agreements                                                894,688              897,718
   Long-term debt                                                                 689,085              688,996
   Securities loaned or sold under agreements to repurchase                       387,471              573,352
   Deferred income taxes                                                           47,265              343,896
   Deferred fee revenue                                                            40,110               42,964
   Payable for investments purchased                                              108,431               95,598
   Other liabilities                                                              213,152              253,159
                                                                              -----------          -----------
     TOTAL LIABILITIES                                                          8,233,001            8,004,347
                                                                              -----------          -----------
Shareholders' Equity:
   Preferred stock, par value $1 per share; authorized shares--10,000,000;
    issued  and outstanding - none                                                    ---                  ---
   Common stock, par value $1 per share; authorized shares--200,000,000;
    issued shares -- 99,931,975 and 99,569,625                                     99,932               99,570
   Additional paid-in capital                                                   1,185,187            1,169,192
   Retained earnings                                                            2,379,974            2,246,221
   Accumulated other comprehensive income (loss), net of
    deferred income tax provision (benefit) of $(46,089) and $157,410            (94,851)              288,915
   Unallocated ESOP shares                                                        (4,497)              (4,044)
   Unearned compensation--restricted stock                                        (5,967)              (6,807)
   Treasury stock, at cost; 364,618 and 21,717 shares                            (18,022)                (830)
                                                                              -----------          -----------
     TOTAL SHAREHOLDERS' EQUITY                                                 3,541,756            3,792,217
                                                                              -----------          -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $11,774,757          $11,796,564
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

                                       (3)

                                 MBIA INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (Dollars in thousands except per share amounts)

                                                              Three months ended           Nine months ended
                                                                 September 30                 September 30
                                                         --------------------------    -----------------------
                                                              1999         1998          1999         1998
                                                         -------------  -----------    ---------   -----------
INSURANCE
   Revenues:
    Gross premiums written                                  $ 152,749    $ 167,872     $ 454,476    $ 488,299
    Ceded premiums                                            (33,029)     (27,498)     (128,381)     (69,111)
                                                         -------------  -----------    ---------   -----------
      Net premiums written                                    119,720      140,374       326,095      419,188
    (Increase) decrease in deferred premium revenue            (9,581)     (34,214)        3,372     (108,773)
                                                         -------------  -----------    ---------   -----------
      Premiums earned (net of ceded premiums of
       $30,681, $30,027, $88,868 and $63,444)                 110,139      106,160       329,467      310,415
    Net investment income                                      90,722       83,707       267,348      246,711
    Net realized gains                                          6,914        9,089        21,997       22,981
    Advisory fees                                               7,353        4,696        18,868       18,135
                                                         -------------  -----------    ---------   -----------
      Total insurance revenues                                215,128      203,652       637,680      598,242

   Expenses:
    Losses and loss adjustment                                 14,629        9,028       186,798       24,613
    Policy acquisition costs, net                               9,192        6,869        27,616       25,324
    Operating                                                  19,567       16,562        57,780       50,460
                                                         -------------  -----------    ---------   -----------
      Total insurance expenses                                 43,388       32,459       272,194      100,397
                                                         -------------  -----------    ---------   -----------
   Insurance income                                           171,740      171,193       365,486      497,845
                                                         -------------  -----------    ---------   -----------
INVESTMENT MANAGEMENT SERVICES
   Revenues                                                    22,436       17,192        62,079       47,184
   Expenses                                                    11,754        8,833        32,483       26,477
                                                         -------------  -----------    ---------   -----------
    Operating income                                           10,682        8,359        29,596       20,707
   Net realized gains (losses)                                   (542)       4,787         1,330       11,879
                                                         -------------  -----------    ---------   -----------
   Investment management services income                       10,140       13,146        30,926       32,586
                                                         -------------  -----------    ---------   -----------
MUNICIPAL AND FINANCIAL SERVICES
   Revenues                                                     6,486        9,630        16,475       27,024
   Expenses                                                     8,166       10,329        28,549       30,194
                                                         -------------  -----------    ---------   -----------
   Municipal and financial services loss                       (1,680)        (699)      (12,074)      (3,170)
                                                         -------------  -----------    ---------   -----------
CORPORATE
   Interest expense                                            13,446       10,610        40,439       31,403
   Other expenses                                               6,576        3,450        13,386        7,638
   One-time corporate charges                                     ---       26,000       105,023       55,500
                                                         -------------  -----------    ---------   -----------
   Corporate expenses                                         (20,022)     (40,060)     (158,848)     (94,541)
                                                         -------------  -----------    ---------   -----------
   Income before income taxes                                 160,178      143,580       225,490      432,720

   Income tax provision                                        32,768       35,337        31,867      103,343
                                                         -------------  -----------    ---------   -----------
   NET INCOME                                               $ 127,410    $ 108,243     $ 193,623    $ 329,377
                                                         =============  ===========    =========   ===========
   NET INCOME PER COMMON SHARE:
    BASIC                                                   $    1.28    $    1.09     $    1.94    $    3.33
    DILUTED                                                 $    1.27    $    1.08     $    1.93    $    3.29

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING:
    BASIC                                                   99,728,806   99,098,611    99,649,465   98,882,373
    DILUTED                                                100,485,382  100,230,622   100,511,701  100,171,148

               The accompanying notes are an integral part of the
                        consolidated financial statements

                                       (4)

                           MBIA INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                     (In thousands except per share amounts)

                                                                                             Accumulated
                                            Common Stock         Additional                     Other
                                       ----------------------     Paid-in       Retained    Comprehensive
                                         Shares      Amount       Capital       Earnings       Income
                                       ----------   ---------   ------------   ----------   -------------

Balance, January 1, 1999                   99,570     $99,570     $1,169,192   $2,246,221        $288,915

Comprehensive income (loss):
   Net income                                 ---         ---            ---      193,623             ---
   Other comprehensive income (loss):
     Change in unrealized
      appreciation of investments
      net of change in deferred
      income taxes of $203,499                ---         ---            ---          ---        (378,854)
     Change in foreign currency
      translation                             ---         ---            ---          ---          (4,912)

      Other comprehensive loss

Total comprehensive loss

Treasury shares acquired                      ---         ---            ---          ---             ---

Exercise of stock options                     309         309         12,062          ---             ---

Stock issued for acquistion                    38          38          2,492          ---             ---

Unallocated ESOP shares                       ---         ---            397          ---             ---

Unearned compensation-
  restricted stock                             15          15          1,044          ---             ---

Dividends (declared and paid per
  common share $0.60)                         ---         ---            ---      (59,870)            ---
                                       ----------   ---------   ------------   ----------   -------------
Balance, September 30, 1999                99,932     $99,932     $1,185,187   $2,379,974        $(94,851)
                                       ==========   =========   ============   ==========   =============



                                                         Unearned
                                        Unallocated    Compensation-     Treasury Stock         Total
                                           ESOP         Restricted     --------------------  Shareholders'
                                          Shares           Stock        Shares     Amount      Equity
                                       --------------  --------------  ---------  --------- -------------
Balance, January 1, 1999                    $(4,044)         $(6,807)       (22)     $(830)  $3,792,217

Comprehensive income (loss):
   Net income                                    ---             ---        ---        ---      193,623
   Other comprehensive income (loss):
     Change in unrealized
      appreciation of investments
      net of change in deferred
      income taxes of $203,499                   ---             ---        ---        ---     (378,854)
     Change in foreign currency
      translation                                ---             ---        ---        ---       (4,912)
                                                                                             ------------
      Other comprehensive loss                                                                 (383,766)
                                                                                             ------------
Total comprehensive loss                                                                       (190,143)
                                                                                             ------------
Treasury shares acquired                         ---             ---       (350)   (17,325)     (17,325)

Exercise of stock options                        ---             ---        ---        ---       12,371

Stock issued for acquistion                      ---             ---        ---        ---        2,530

Unallocated ESOP shares                         (453)            ---         13        462          406

Unearned compensation-
  restricted stock                               ---             840         (6)      (329)       1,570

Dividends (declared and paid per
  common share $0.60)                            ---             ---        ---        ---      (59,870)
                                       --------------  --------------  ---------  --------- -------------
Balance, September 30, 1999                 $(4,497)         $(5,967)      (365)  $(18,022)  $3,541,756
                                       ==============  ==============  =========  ========= =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                              1999
                                          ----------
Disclosure of reclassification amount:
   Unrealized depreciation of
     investments arising
     during the period, net of taxes      $(344,978)
   Reclassification of adjustment,
     net of taxes                           (33,876)
                                          ----------
   Net unrealized depreciation,
     net of taxes                         $(378,854)
                                          ==========



                                       (5)

                           MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                               Nine months ended
                                                                                 September 30
                                                                          ---------------------------
                                                                              1999           1998
                                                                          ------------   ------------
Cash flows from operating activities:
   Net income                                                             $   193,623    $   329,377
   Adjustments to reconcile net income to net cash
     provided  by  operating activities:
     Decrease in accrued investment income                                      4,519          6,996
     Increase in deferred acquisition costs                                   (14,862)       (20,603)
     Increase in prepaid reinsurance premiums                                 (39,513)        (5,667)
     Increase in deferred premium revenue                                      36,141        114,440
     Increase in loss and loss adjustment expense reserves                    172,250          8,983
     Depreciation                                                               8,128          6,138
     Amortization of goodwill                                                   5,308          6,816
     Amortization of bond discount, net                                       (17,036)       (17,304)
     Net realized gains on sale of investments                                (23,327)       (34,860)
     Deferred income taxes                                                    (92,910)        12,927
     Other, net                                                                56,730           (205)
                                                                          ------------   ------------
     Total adjustments to net income                                           95,428         77,661
                                                                          ------------   ------------
     Net cash provided by operating activities                                289,051        407,038
                                                                          ------------   ------------
Cash flows from investing activities:
   Purchase of fixed-maturity securities, net
    of payable for investments purchased                                   (5,176,721)    (1,700,367)
   Sale of fixed-maturity securities, net of
    receivable for investments sold                                         4,703,037        710,806
   Redemption of fixed-maturity securities, net of
    receivable for investments redeemed                                       230,353        616,881
   Sale (purchase) of short-term investments, net                              96,774        (52,346)
   Sale (purchase) of other investments, net                                   19,372        (16,172)
   Purchases for municipal investment agreement
    portfolio, net of payable for investments purchased                    (1,698,886)    (1,652,516)
   Sales from municipal investment agreement
    portfolio, net of receivable for investments sold                       1,170,459      1,509,878
   Capital expenditures, net of disposals                                     (31,293)       (12,986)
   Other, net                                                                   3,547        (20,658)
                                                                          ------------   ------------
     Net cash used by investing activities                                   (683,358)      (617,480)
                                                                          ------------   ------------
Cash flows from financing activities:
   Net proceeds from issuance of long-term debt                                   ---        148,688
   Net repayment from retirement of short-term debt                               ---        (20,000)
   Dividends paid                                                             (59,820)       (65,805)
   Purchase of treasury stock                                                 (17,325)           ---
   Proceeds from issuance of municipal investment
    and repurchase agreements                                               1,801,514      1,772,672
   Payments for drawdowns of municipal investment
    and repurchase agreements                                              (1,276,900)    (1,523,156)
   Securities loaned or sold under agreements to repurchase, net              (12,271)      (115,700)
   Exercise of stock options                                                   12,371         22,777
                                                                          ------------   ------------
     Net cash provided by financing activities                                447,569        219,476
                                                                          ------------   ------------
Net increase in cash and cash equivalents                                      53,262          9,034
Cash and cash equivalents - beginning of period                                20,757         26,296
                                                                          ------------   ------------
Cash and cash equivalents - end of period                                 $    74,019    $    35,330
                                                                          ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Income taxes paid                                                      $   131,491    $    90,584
   Interest paid:
     Municipal investment and repurchase agreements                       $   151,379    $   147,340
     Long-term debt                                                            40,339         32,774
     Short-term debt                                                              ---            956

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                       (6)

                           MBIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 1998 for MBIA Inc. and Subsidiaries (the company). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the company's financial position and results of operations. The results of operations for the nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. The December 31, 1998 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Business segment results are presented gross of intersegment transactions, which are not material to each segment.

2.   Dividends Declared
     Dividends declared by the company during the nine months ended September 30, 1999 were $59.9 million.

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

                                      (7)

                           MBIA INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

5.   Stock Repurchase Plan
     In the third quarter of 1999, the company began acquiring shares of its common stock in connection with its stock repurchase plan announced in August 1999. The plan authorizes the company to repurchase up to 7.5 million of outstanding common shares. The company purchased 350 thousand shares of common stock during the third quarter of 1999 at an aggregate cost of $17.3 million. The company will only repurchase shares under this program when it is economically attractive and within the constraints of the company's Triple-A claims-paying ratings.


                                       (8)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



INTRODUCTION
------------
MBIA had a solid operational performance in the third quarter. Our disciplined approach to risk selection and pricing continues to allow us to deploy our capital at acceptable margins in all three of our insurance business units. In addition, our investment management operations added another strong quarter to a superb year-to-date performance. These underlying economic factors are accelerating our move to return to a reported 15% on equity. Equally important, we continue to see strong prospects for business growth across all of our insurance and investment business units, with particularly strong prospects in our domestic structured and international sectors.


RESULTS OF OPERATIONS
---------------------
SUMMARY
As we discussed in the first and second quarters, our financial results continue to be adversely impacted by the increase in our loss reserving factor, heavier use of reinsurance and losses in our municipal and financial services segment. This has resulted in growth rates well below our targeted levels for all of the financial measures shown in the following chart.


                                                                         Percent Change
                                                                       ------------------
                                                                        3rd     Year-to-
                                                                       Quarter    date
                                                                       -------  ---------
                                  3rd Quarter          September 30       1999    1999
                              ------------------  -------------------      vs.     vs.
                                 1999      1998      1999       1998      1998    1998
-----------------------------------------------------------------------------------------
Net income (in millions):
 As reported                   $   127   $   108   $   194    $   329      18%   (41)%
 Excluding one-time charges    $   122   $   125   $   368    $   365     (2)%      1%

Per share data:
 Net income *:
  As reported                  $  1.27   $  1.08   $  1.93    $  3.29      18%   (41)%
  Excluding one-time charges   $  1.22   $  1.25   $  3.67    $  3.65     (2)%      1%
  Operating earnings           $  1.18   $  1.16   $  3.51    $  3.42       2%      3%
  Core earnings                $  1.09   $  1.07   $  3.20    $  3.14       2%      2%

 Book value                                        $ 35.62    $ 38.06             (6)%
 Adjusted book value                               $ 52.12    $ 52.71             (1)%
-----------------------------------------------------------------------------------------

*DILUTED

     Core earnings, which exclude the effects of refundings and calls on our insured issues, realized capital gains and losses from our investment portfolio and nonrecurring charges, provide the most indicative measure of our underlying profit. For the third quarter and first nine months of 1999, core earnings per share were up by 2%.

     Third quarter diluted earnings per share increased 18 percent over the year-ago period. Excluding one-time charges diluted earnings per share decreased

                                       (9)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



2% from third quarter 1998. Third quarter earnings include a $5.0 million tax benefit, while last year's period included a $16.9 million after-tax charge for merger - and reorganization - related expenses.

     First nine months' net income decreased 41% from the same period in 1998. Excluding one-time charges, first nine months' net income increased 1% over a year ago. One-time charges in the 1999 period total $174.5 million comprising a net after-tax charge of $104.2 million to increase our company's unallocated loss reserve and a $70.3 million after-tax charge for investments in municipal and financial services. In the same period last year, our company took a $36.1 million after-tax charge for merger- and reorganization-related expenses.

     Operating earnings per share, which exclude the impact of realized capital gains and losses and one-time charges, increased by 2% and 3% over third quarter and the first nine months of 1998.

     Our book value at September 30, 1999 was $35.62 per share, down 6% from $38.06 at September 30, 1998. This decline was primarily the result of a decline in the fair value of our fixed income portfolios resulting from rising interest rates. As with core earnings, a more appropriate measure of a financial guarantee company's intrinsic value is its adjusted book value. It is defined as book value plus the after-tax effects of net deferred premium revenue, net of deferred acquisition costs, the present value of unrecorded future installment premiums, and the unrealized gains or losses on investment contract liabilities. The following table presents the components of our adjusted book value per share:

                                   September 30,           Percent Change
                               ------------------------    --------------
                                  1999         1998        1999 vs. 1998
  -----------------------------------------------------------------------
  Book value                     $35.62       $38.06           (6)%
  After-tax value of:
    Net deferred premium
      revenue, net of deferred
      acquisition costs           10.78        10.97           (2)%
    Present value of future
      installment premiums*        4.58         4.09            12%
    Unrealized gain (loss) on
      investment contract
      liabilities**                1.14       (0.41)            n/m
  -----------------------------------------------------------------------
  Adjusted book value            $52.12       $52.71           (1)%
  -----------------------------------------------------------------------
  * The discount rate used to present value future installment premiums was 9%.

  ** The unrealized gain (loss) on investment contract liabilities is offset by a corresponding gain (loss) on the market value of the assets.

        Our adjusted book value per share was $52.12 at September 30, 1999, a 1% decline from September 30, 1998.

                                      (10)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



FINANCIAL GUARANTEE INSURANCE
For the third quarter our top line results continue to reflect a positive relationship between adjusted gross premiums (AGP) and par. Third quarter AGP was up 5% while total par was down 21%. Year to date AGP was down 8%, and total par was down 24%. This is indicative of price improvements across our whole book and is consistent with our strategy to improve profitability on the business we write. Furthermore, we are not sacrificing credit quality to capture high prices. The average credit rating on new business in each of our insurance divisions continues to improve. All in all, our highlights this quarter include increased profitability, as measured by higher returns on new business written and greater economic value added to the business.

     AGP includes our upfront premiums as well as the estimated present value of current and future premiums from installment-based insurance policies issued in the period. Gross premiums written (GPW), as reported in our financial statements, reflects cash receipts only and does not include the value of future premium receipts expected for installment policies originated in the period. MBIA's production in terms of Par, AGP and GPW for the third quarters and first nine months of 1999 and 1998 is presented in the following table:


                                                                Percent Change
                                                              ------------------
                                                                 3rd    Year-to-
                                                               Quarter   date
                                                              ------------------
                             3rd Quarter        September 30     1999    1999
                          -----------------  -----------------    vs.     vs.
                            1999    1998        1999      1998   1998    1998
 -------------------------------------------------------------------------------
 Par value (in billions)   $  26   $  33       $  70     $  91  (21)%   (24)%
 Premiums written:
 (in millions)
     GPW                   $ 153   $ 168       $ 454     $ 488   (9)%    (7)%
     AGP                   $ 213   $ 203       $ 538     $ 588     5%    (8)%


     We estimate the present value of our total future installment premium stream on outstanding policies to be $700 million at September 30, 1999, compared with $624 million at September 30, 1998.

MUNICIPAL MARKET AGP for the third quarter of 1999 was down 18% and was down 17% for the first nine months of 1999 against the same periods last year. These declines compare to insured market declines of 26% and 25% for the same respective periods. MBIA's par insured was down 42% for the quarter and down 40% year-to-date illustrating again that pricing held firm. For the first nine months, pricing remained well above last year's level, up over 30% year-to-date across the portfolio. As a result, we increased our expected overall returns for the third quarter and nine months meaningfully compared to any of the last several years. With respect to credit quality, for the first nine months of this year our capital charge, which is an indicator of the risk profile of the mix as well as the quality of the business we are putting on the books, is the lowest

                                      (11)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



its been for many years. We are pleased to see a modest rebound in our market share to 28.6% for the quarter, up from 26.6% for the second quarter and 21.6% for the first quarter of this year. This brings our market share to 25.4% for the first nine months.

     Domestic new issue municipal market information and MBIA's par and premium writings in both the new issue and secondary domestic municipal finance markets are shown in the following table:

                                                                          Percent Change
                                                                       --------------------
                                                                          3rd     Year-to-
                                                                        Quarter     date
                                                                       --------- ----------
                               3rd Quarter          September 30          1999      1999
                            ------------------  ---------------------      vs.       vs.
 Domestic Municipal            1999      1998       1999       1998       1998      1998
-------------------------------------------------------------------------------------------
 Total new issue market:*
    Par value (in billions)   $  52     $  58      $ 153      $ 196      (10)%     (22)%
    Insured penetration         51%       61%        53%        56%

 MBIA insured:

    Par value (in billions)   $  10     $  16      $  27      $  45      (42)%     (40)%
    Premiums: (in millions)
     GPW                      $  86     $ 106      $ 254      $ 311      (19)%     (18)%
     AGP                      $  96     $ 117      $ 270      $ 325      (18)%     (17)%
 ------------------------------------------------------------------------------------------

      * Market data are reported on a sale date basis while MBIA's insured data are based on closing date information. Typically, there can be a one- to four-week delay between the sale date and closing date of an insured issue.

STRUCTURED FINANCE MARKET For the quarter and nine months AGP increased 95% and 32%, respectively, over the same periods last year. Par was up 14% for the quarter and only 2% year-to-date. Again, pricing continued to strengthen and we continued to increase overall expected returns. GPW was up 19% and 15% for the third quarter and the first nine months of 1999, reflecting an increase in the receipt of subsequent installment premiums for business written in prior periods. MBIA also maintained the credit quality of the business written. For the first nine months of 1999 53% of the business we insured was rated A and above.

        Details regarding the public asset-backed market and MBIA's par and premium writings in both the domestic new issue and secondary structured finance markets are shown in the table below:

                                      (12)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                                                                          Percent Change
                                                                        -------------------
                                                                           3rd    Year-to-
                                                                         Quarter    date
                                                                        -------------------
                                  3rd Quarter          September 30       1999    1999
Domestic                       ------------------  --------------------    vs.     vs.
Structured Finance              1999      1998         1999       1998    1998    1998
------------------------------------------------------------------------------------------
Total asset-backed market:*
   Par value (in billions)       $63       $40        $ 162      $ 123     58%     32%

MBIA insured:
   Par value (in billions)       $15       $13        $  35      $  35     14%      2%
   Premiums: (in millions)
    GPW                          $35       $30        $ 104      $  91     19%     15%
    AGP                          $79       $40        $ 159      $ 120     95%     32%
------------------------------------------------------------------------------------------

        *Market data exclude mortgage-backed securities and private placements.

INTERNATIONAL MARKET MBIA's third quarter 1999 AGP increased by 16% over 1998's third quarter although year-to-date AGP declined by 19%. MBIA's 1999 third quarter and nine month par insured declined 29% and 30% over the comparable periods in 1998. Again, the relationships between AGP and par indicate strong pricing discipline. GPW was up strongly for both the third quarter and first nine months of 1999 over the same periods in 1998, reflecting an increase in the receipt of subsequent installment premiums for business written in prior periods.

Our company's municipal and structured finance international business volume in the new issue and secondary markets is illustrated as follows:


                                                                               Percent Change
                                                                           ----------------------
                                                                               3rd      Year-to-
                                                                             Quarter      date
                                                                           ----------------------
                                  3rd Quarter          September 30           1999        1999
                                ------------------  --------------------       vs.         vs.
 International                    1999      1998      1999        1998        1998        1998
-------------------------------------------------------------------------------------------------
    Par value (in billions)       $  1      $  2      $  6       $   8       (29)%       (30)%
    Premiums: (in millions)
     GPW                          $ 26      $ 19      $ 76       $  59         43%         29%
     AGP                          $ 36      $ 31      $ 91       $ 112         16%       (19)%
-------------------------------------------------------------------------------------------------


REINSURANCE Premiums ceded to reinsurers from all insurance operations were $128 million and $69 million in the first nine months of 1999 and 1998, respectively. Cessions as a percentage of GPW increased to 28% in 1999 from 14% in 1998. The increase in our cession rate was largely driven by the strategic use of reinsurance to shape the portfolio. Continuing the initiative begun in the fourth quarter of 1998 we focused on reducing larger single risks across the

                                      (13)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



portfolio. This is consistent with our emphasis on a strong balance sheet. In addition, we are freeing up capacity to write additional business.

     Most of our reinsurers are rated Double-A or higher by S&P, or Single-A or higher by A. M. Best Co. Although we remain liable for all reinsured risks, we are confident that we will recover the reinsured portion of any losses, should they occur.

PREMIUMS EARNED Premiums are recognized over the life of the bonds we insure. The slow premium recognition coupled with compounding investment income from investing our premiums and capital form a solid foundation for consistent revenue growth. In 1999 premiums earned from scheduled amortization increased by 6% over third quarter and first nine months 1998.

     Refunded premiums also generated high revenues in the first nine months of 1999. When an MBIA-insured bond issue is refunded or retired early, the related deferred premium revenue is earned immediately. The amount of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rates of the bond issue, the issuer's desire or ability to modify bond covenants and applicable regulations under the Internal Revenue Code. The composition of MBIA's premiums earned in terms of its scheduled and refunded components is illustrated below:


                                                        Percent Change
                                                    -----------------------
                                                       3rd       Year-to-
                                                      Quarter      date
                                                    ----------   ----------
                     3rd Quarter      September 30     1999        1999
                  ----------------  ----------------    vs.         vs.
 In millions         1999    1998     1999    1998     1998        1998
---------------------------------------------------------------------------
Premiums earned:
    Scheduled       $  96   $  90    $ 277   $ 261       6%          6%
    Refunded           14      16       52      49    (11)%          7%
---------------------------------------------------------------------------
Total               $ 110   $ 106    $ 329   $ 310       4%          6%
---------------------------------------------------------------------------

INVESTMENT INCOME Our insurance-related investment income (exclusive of capital gains) increased to $267 million in the first nine months of 1999, up 8% from $247 million in the first nine months of 1998. For the quarter investment income was also up 8% over the same period in 1998. These increases were primarily due to the growth of cash flow available for investment. Our cash flows were generated from operations, the compounding of previously earned, and reinvested investment income and the addition of funds from financing activities. Insurance-related net realized capital gains were $22 million and $7 million for the first nine months and third quarter of 1999, compared to $23 million and $9 million in the comparable periods of 1998. These realized gains were generated as a result of ongoing management of the investment portfolio.

ADVISORY FEES The company collects fee revenues in conjunction with certain structured finance transactions. For the first nine months of 1999, advisory fee

                                      (14)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



revenues   increased  by  4%,  as  the  increase  in  the  cash   collection  of
non-deferrable fees more than offset the decline in the amortization of previously deferred fee revenue.

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

     The following table shows the case-specific and unallocated components of our total loss and LAE reserves at September 30, 1999 and 1998:

                                                             Percent Change
                          September 30,    September 30,  ----------------------
In millions                  1999             1998            1999 vs. 1998
--------------------------------------------------------------------------------
Reserves:
    Case-specific            $209             $198*                 6%
    Unallocated               233               84                179%
--------------------------------------------------------------------------------
Total                        $442             $282                 57%

Provision                    $187             $ 25                659%


*Case reserves, net of $170 million excess reinsurance recoverable, equal $28 million.

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

                                                                          Percent Change
                                                                        ------------------
                                                                          3rd    Year-to-
                                                                         Quarter   date
                                                                        ------------------
                                  3rd Quarter          September 30       1999      1999
                               -------------------  --------------------   vs.       vs.
In millions                       1999      1998      1999        1998    1998      1998
------------------------------------------------------------------------------------------
 Policy acquisition costs, net   $    9    $    7    $   27      $  25     34%        9%
 Operating                           20        16        58         51     18%       15%
                               -----------------------------------------------------------
 Total insurance
   operating expenses            $   29    $   23    $   85      $  76     23%       13%

 Expense ratio:
   GAAP                           26.1%     22.1%     25.9%      24.4%
   Statutory                      25.5%     21.7%     23.8%      19.4%
------------------------------------------------------------------------------------------

     For the first nine months of 1999, policy acquisition costs net of deferrals increased 9% over the first nine months of 1999, primarily reflecting increase in premiums earned. The ratio of policy acquisition costs to earned premiums remained in the 8% range for both periods.

     Operating expenses were up by 15% for the first nine months of 1999 over 1998 due in part to expanded international operations.

     Financial guarantee insurance companies also use the statutory expense ratio (expenses before deferrals as a function of net premiums written) as a measure of expense management. The increases in our statutory expense ratios for both the quarter and year to date periods primarily reflect the decline in premium volume over the same periods.

INSURANCE INCOME MBIA's insurance income was $172 million for the third quarter of 1999, relatively even with the third quarter of 1998. Excluding the one-time loss provision increase, insurance income for the first nine months of 1999 grew by 4% over the first nine months of 1998.

INVESTMENT MANAGEMENT SERVICES
In 1998 after our merger with 1838, we formed a holding company, MBIA Asset Management Corporation, to consolidate the resources and capabilities of our four investment management services. The success of our merger with 1838 showed immediate operating benefits, and all of our investment management franchises had record performances in 1998. Continuing in this vein, consolidated operating income for this segment increased by 28% and 43% for the third quarter and first nine months of 1999 over same periods in 1998. The table below summarizes our consolidated investment management results:

                                      (16)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




                                                            Percent Change
                                                         --------------------
                                                           3rd     Year-to-
                                                          Quarter     date
                                                         --------------------
                        3rd Quarter      September 30      1999       1999
                      ---------------   ---------------      vs.        vs.
In millions             1999    1998    1999     1998      1998       1998
-----------------------------------------------------------------------------
 Revenues               $ 22    $ 17    $ 62     $ 47       31%        32%
 Expenses                 11       9      32       26       33%        23%
                      -------------------------------------------------------
 Operating income         11       8      30       21       28%        43%
 Realized gains (loss)   (1)       5       1       12    (111)%      (89)%
                      -------------------------------------------------------
 Income                 $ 10    $ 13    $ 31     $ 33     (23)%       (5)%
-----------------------------------------------------------------------------


MBIA Asset Management Corporation is comprised of 1838, MBIA Municipal Investors Services Corp. (MBIA-MISC), MBIA Investment Management Corp. (IMC) and MBIA Capital Management Corp. (CMC). The following provides a summary of each of these businesses:

1838 is a full-service asset management firm with a strong institutional focus. It manages $9.6 billion in equity, fixed-income and balanced portfolios for a client base comprised of municipalities, endowments, foundations, corporate employee benefit plans and high-net-worth individuals.

MBIA-MISC   provides  cash  management,   investment  fund   administration  and
fixed-rate investment placement services directly to local governments and school districts. Its subsidiary, American Money Management Associates, Inc.
(AMMA), provides investment and treasury management consulting services for municipal and quasi-public-sector clients. Both MBIA-MISC and AMMA are Securities and Exchange Commission (SEC)-registered investment advisers and at September 30, 1999 had $7.2 billion in assets under management, up 19% over September 30, 1998's $6.0 billion.

IMC provides state and local governments with tailored investment agreements for bond proceeds and other public funds, such as construction, loan origination, capitalized interest and debt service reserve funds. At September 30, 1999, principal and accrued interest outstanding on investment and repurchase agreements was $4.0 billion, compared to $3.4 billion at September 30, 1998. At amortized cost, the assets supporting IMC's investment agreement were $4.0 billion and $3.4 billion at September 30, 1999 and 1998, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

     IMC from time-to-time uses derivative financial instruments to manage interest rate risk. We have established policies limiting the amount, type and concentration of such instruments. By matter of policy, derivative positions can only be used to hedge interest rate exposures and not for speculative trading purposes. At third quarter-end 1999, our exposure to derivative financial instruments was not material.

                                      (17)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



CMC is an SEC-registered investment adviser and National Association of Securities Dealers member firm. CMC specializes in fixed-income management for institutional funds and provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and MBIA's insurance related portfolios. At September 30, 1999, CMC's third party assets under management were $1.7 billion compared to $1.0 billion at September 30, 1998.

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

     In the third quarter and first nine months of 1999 the municipal and financial services operations lost $2 million and $12 million, respectively. These operations will continue to be under strategic review throughout the remainder of 1999.

CORPORATE
OTHER EXPENSES Other expenses are composed primarily of non-insurance goodwill amortization and general corporate overhead. In the first nine months of 1999 other expenses were $13 million compared to $8 million in the first nine months of 1998.

INTEREST EXPENSE In the first nine months of 1999, we incurred $40 million of interest expense compared to $31 million in the first nine months of 1998. The increase in interest expense reflects our long-term debt financings of $150 million and $50 million in September and November 1998, respectively.

ONE-TIME CORPORATE CHARGES Included in one-time corporate charges for the first nine months of 1999 is a $102 million charge which reflects a second quarter write-down of the carrying value of MBIA's investment in Capital Asset Holdings, Inc. (Capital Asset) and the value of the loans provided by MBIA to Capital Asset. This charge represents management's best estimate of our cost to exit this business. Also included in one-time corporate charges for 1999 is the $3 million loss on the sale of MuniFinancial. The one-time charge of $56 million in 1999 was related to the CapMAC merger and reorganization related expenses.

TAXES
Our tax policy is to optimize our after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, we will see our tax rate fluctuate from time-to-time as we manage our investment portfolio on a total return basis. For the first nine months our tax provision is net of the

                                      (18)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



benefit resulting from the one-time corporate charges just discussed as well as the benefit from the one-time increase to the loss reserve. Excluding these benefits our effective tax rate has declined marginally over 1998.


CAPITAL RESOURCES
-----------------
We carefully manage our capital resources to optimize our cost of capital while maintaining appropriate claims-paying resources to sustain our Triple-A claims-paying ratings. At September 30, 1999, our total shareholders' equity was $3.5 billion, with total long-term borrowings at $689 million. We use debt financing to lower our overall cost of capital, thereby increasing our return on shareholders' equity. We maintain debt at levels we consider to be prudent based on our cash flow and total capital. The following table shows our long-term debt and the ratio we use to measure it:

                                       September 30,    December 31,
                                           1999             1998
   -----------------------------------------------------------------
   Long-term debt (in millions)            $689             $689
   Long-term debt to total capital          16%              15%

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

     At quarter end, total claims-paying resources for our insurance company stood at $8.3 billion, an 11% increase over third quarter end 1998.

LIQUIDITY
---------
Cash flow needs at the parent company level are primarily for dividends to our shareholders and interest payments on our debt. These requirements have historically been met by upstreaming dividend payments from our insurance company, which generates substantial cash flow from premium writings and investment income. In the first nine months of 1999, operating cash flow totaled $289 million.

                                      (19)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     Under New York state insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In our case, dividends in any 12-month period cannot be greater than 10% of policyholders' surplus. During the first nine months of 1999 our insurance company paid dividends of $135 million and at September 30, 1999 had dividend capacity in excess of $100 million without special regulatory approval.

     Our company has significant liquidity supporting its businesses. At the end of third quarter 1999, cash equivalents and short-term investments totaled $349 million. Should significant cash flow reductions occur in any of our businesses, for any combination of reasons, we have additional alternatives for meeting ongoing cash requirements. They include, among other things, selling or pledging our fixed-income investments from our investment portfolio, tapping existing liquidity facilities and new borrowings.

     Our company has substantial external borrowing capacity. We maintain two short-term bank lines totaling $650 million with a group of worldwide banks. At September 30, 1999, there were no balances outstanding under these lines.

     Our investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At September 30, 1999, the fair value of our consolidated investment portfolio was $10.2 billion, as shown below:

                                   September    December   Percent Change
                                      30,          31,    ----------------
  In millions                        1999         1998      1999 vs. 1998
  ------------------------------------------------------------------------

  Insurance operations:
    Amortized cost                  $ 6,291     $ 6,083           3%
    Unrealized (loss) gain             (88)         319       (127)%
  ------------------------------------------------------------------------
  Fair value                        $ 6,203     $ 6,402         (3)%
  ------------------------------------------------------------------------

  Municipal investment
    agreements:
    Amortized cost                  $ 4,044     $ 3,542          14%
    Unrealized (loss) gain             (39)         136       (129)%
  ------------------------------------------------------------------------
  Fair value                        $ 4,005     $ 3,678           9%
  ------------------------------------------------------------------------
  Total portfolio at fair value     $10,208     $10,080           1%

     The growth of our insurance-related investments at amortized cost in 1999 was the result of positive cash flows. The lower fair value is the result of the decline in the unrealized gain caused by higher interest rates at September 30, 1999. The fair value of investments related to our municipal investment agreement business increased to $4.0 billion primarily due to positive cash flow from operations partially offset by a decrease in the fair value of these investments.

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

YEAR 2000
---------
With the new millennium approaching, MBIA is actively managing a high-priority Year 2000 (Y2K) program addressing the issue of whether its computer systems can correctly distinguish between the years 1900 and 2000. The company has established an independent Y2K testing lab in its Armonk office, with a committee of business unit managers overseeing the project. MBIA has a budget of $1.13 million for its 1998-2000 Y2K efforts. As of September 30, 1999, the company has spent $949,000 on the project. A recent review of efforts at certain subsidiaries has indicated the need to spend an additional $1.03 million this year on remediation. As of September 30, 1999, the company has spent $568,000 of this additional amount. However, this increase will not have a material effect on MBIA's financial results.

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

MBIA has initiated a comprehensive Y2K plan which includes the following phases: assessment -- completed in the second quarter of 1998; remediation -- completed in the fourth quarter of 1998; testing -- completed for STARS in the third quarter of 1998, MARS in the fourth quarter of 1998 and MIDAS in the second quarter of 1999; and contingency planning - completed in the third quarter of 1999, subject to final approval by senior management and any need for revision that might arise in the future. This plan covers "mission-critical" internally developed systems, vendor software, hardware and certain third-party entities through which we conduct our business. Testing to date indicates that functions critical to the financial guarantee business, both domestic and international (MIDAS), were Y2K-ready as of December 31, 1998. Additional testing is being

                                      (21)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



carried out throughout 1999. In addition, MBIA's subsidiary companies are actively managing their own Y2K efforts and are expected to meet varying readiness deadlines before yearend. It is not possible at this time to determine whether a subsidiary's Y2K failure would have a material impact on MBIA. Additionally, MBIA is reviewing all ancillary support functions. Evaluation, testing and re-testing will continue throughout 1999.

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

          (a)  Exhibits

               11. Computation of Earnings Per Share Assuming Dilution

               27. Financial Data Schedule

               99. Additional Exhibits - MBIA Insurance Corporation and
                   Subsidiaries Consolidated Financial Statements

          (b)  Reports on Form 8-K:
                   No reports on Form 8-K were filed in this quarter


                                             (23)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               MBIA INC.
                                       ----------------------------------
                                                      Registrant



Date:         November 12, 1999             /s/ Neil G. Budnick
      ---------------------------           -----------------------------
                                                 Neil G. Budnick
                                                 Vice Chairman and
                                                 Chief Financial Officer

Date:         November 12, 1999             /s/ Elizabeth B. Sullivan
      ---------------------------           -----------------------------
                                                 Elizabeth B. Sullivan
                                                 Managing Director,
                                                 Controller
                                                 (Principal Accounting Officer)

                                             (24)