Form 10-K
period 1999-12-31
MBIA INC
filed 2000-03-29
CIK 814585

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 2000 was $4,926,021,985.00

        As of March 16, 2000, 98,891,282 shares of Common Stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement of the Registrant, dated March 30, 2000 are incorporated by reference into Parts I and III.

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

ITEM 1. BUSINESS

         MBIA Inc. (the "Company") is engaged in providing financial guarantee insurance and investment management and financial services to public finance clients and financial institutions on a global basis. Financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, and collateralized obligations of sovereigns, corporations and financial institutions, both in the new issue and secondary markets, are provided through the Company's wholly-owned subsidiary, MBIA Insurance Corporation ("MBIA Corp."). MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association (the "Association") which began writing financial guarantees for municipal bonds in 1974. MBIA Corp. is the parent of MBIA Insurance Corp. of Illinois ("MBIA Illinois") and Capital Markets Assurance Corporation ("CapMAC"), both financial guarantee companies. In 1990, the Company formed a French insurance company, MBIA Assurance S.A. ("MBIA Assurance"), to write financial guarantee insurance in the countries of the European community. MBIA Assurance, which is also a wholly-owned subsidiary of MBIA Corp., writes policies insuring sovereign risk, public infrastructure financings, asset-backed transactions and certain collateralized obligations of corporations and financial institutions. Generally, throughout the text, references to MBIA Corp. include the activities of its subsidiaries, MBIA Illinois, MBIA Assurance and CapMAC. In September 1995, MBIA Corp. entered into a joint venture agreement with Ambac Assurance Corporation for the purpose of jointly marketing financial guarantee insurance outside the United States. On March 21, 2000, the two companies restructured the joint venture. Under the restructuring, the companies agreed to begin marketing and originating financial guarantee insurance outside the United States independently, and also to continue to maintain certain reciprocal reinsurance arrangements for international business until at least the end of 2001. The Company believes that the restructuring of the joint venture with Ambac will not result in any reduction in premiums written from international business, although no assurances can be given that such a reduction will not occur. Additionally, the companies have agreed, until at least the end of this year, to continue to operate as a joint venture in Japan with their strategic partners Mitsui Marine and Fire Insurance Co. Ltd. and The Yasuda Fire and Marine Insurance Co. Ltd.

         Financial guarantee insurance provides an unconditional and irrevocable guarantee of the payment of the principal of, and interest or other amounts owing on, insured obligations when due. MBIA Corp. primarily insures obligations which are sold in the new issue and secondary markets, or which are held in unit investment trusts ("UIT") and by mutual funds. It also provides surety bonds for debt service reserve funds. The principal economic value of financial guarantee insurance to the entity offering the obligations is the savings in interest costs resulting from the difference in the market yield between an insured obligation and the same obligation on an uninsured basis. In addition, for complex financings and for obligations of issuers that are not well-known by investors, insured obligations receive greater market acceptance than uninsured obligations. The municipal obligations that MBIA Corp. insures include tax-exempt and taxable indebtedness of states, counties, cities, utility districts and other political subdivisions, as well as airports, higher education and health care facilities and similar authorities. The asset-backed or structured finance obligations insured by MBIA Corp. typically consist of securities that are payable from or which are tied to the performance of a specified pool of assets that have a defined cash flow. These include residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds and equipment and real property leases. The transactions insured by the joint venture include sovereign and sub-sovereign debt, as well as structured finance transactions.

         MBIA Corp. has a Triple-A claims-paying rating from Standard and Poor's Corporation ("S&P"), which it received in 1974; from Moody's Investors Service, Inc. ("Moody's"), which it received in 1984; from Fitch IBCA, Inc. ("Fitch"), which it received in 1995; and from Japan Rating and Investment Information, Inc. ("JRII"), which it received in 1998. Obligations which are guaranteed by MBIA Corp. are rated Triple-A primarily based on these claims-paying ratings of MBIA Corp. Both S&P and Moody's have also continued the Triple-A rating on MBIA Illinois and CapMAC guaranteed bond issues. The Triple-A ratings are important to the operation of the Company's business and any reduction in these ratings could have a material adverse effect on MBIA Corp.'s ability to compete and could have a material adverse effect on the business, operations and financial results of the Company.

         The Company also provides investment management products and financial services through a group of subsidiary companies. These services include cash management, municipal investment agreements, discretionary asset management, purchase and administrative services, and municipal revenue enhancement services. MBIA Municipal Investors Service Corporation ("MBIA-MISC") provides cash management services and investment placement services to local governments and school districts, and provides those clients with fund administration services. American Money Management Associates, Inc. ("AMMA") offers investment and treasury management consulting services to municipal and quasi-municipal clients. MBIA Investment Management Corp. ("IMC") offers guaranteed investment agreements primarily for bond proceeds to states and municipalities. MBIA Capital Management Corp. ("CMC") performs investment management services for the Company, MBIA-MISC, IMC and selected external clients. In 1998, the

Company acquired 1838 Investment Advisors, Inc. ("1838"), a provider of asset management services. In 1999, the Company formed a holding company, MBIA Asset Management Corporation, to consolidate the resources and capabilities of these four entities.


         MBIA MuniServices Company ("MuniServices") provides revenue enhancement services and products (discovery, audit, collections and information services) to state and local governments. In 1997, MuniServices acquired the Municipal Tax Bureau entities ("MTB"), which provide tax revenue compliance and collection services to the public sector. In 1998, MuniServices acquired Municipal Resource Consultants which specialized in providing revenue enhancement and information services to municipalities, and MuniFinancial which provided consulting services regarding tax delinquencies and tax levies to municipalities. In 1999, as part of its strategic evaluation of its municipal services businesses, the Company sold MuniFinancial, consolidated the remaining assets into a single national enterprise and decided to exit the tax lien business which had been operated through its 86%-owned subsidiary Capital Asset Holdings.

         Statements included in this Form 10-K which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the private Securities Litigation Reform Act of 1998. The words "believe," "anticipate," "project," "plan," "expect," "intend," "will likely result," or "will continue," and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of their respective dates. The following are some of the factors that could cause actual results to differ materially from estimates contained in or underlying the Company's forward-looking statements: (1) fluctuations in the economic, credit or interest rate environment in the United States or abroad;
(2) level of activity within the national and international credit markets; (3) competitive conditions and pricing levels; (4) legislative or regulatory developments; (5) technological developments; (6) changes in tax laws; (7) the effects of mergers, acquisitions and divestitures; and (8) uncertainties that have not been identified at this time. The Company undertakes no obligation to publicly correct or update any forward-looking statement if it later becomes aware that such result is not likely to be achieved.


MBIA CORP. INSURED PORTFOLIO

          At December 31, 1999, the net par amount outstanding on MBIA Corp.'s insured obligations (including insured obligations of MBIA Illinois, MBIA Assurance and CapMAC, but excluding the guarantee of $4.5 billion of obligations of IMC (see "Operations-Miscellaneous")) was $384.5 billion, comprised of $329.3 billion in new issues and $55.2 billion in secondary market issues. Net insurance in force was $635.9 billion.

         Since MBIA Corp. guarantees to the holder of the underlying obligation the timely payment of amounts due on such obligation in accordance with its original payment schedule, in the case of a default on an insured obligation, payments under the insurance policy cannot be accelerated unless MBIA Corp. consents to the acceleration. Otherwise, MBIA Corp. is required to pay principal, interest or other amounts only as originally scheduled payments come due.

         MBIA Corp. seeks to maintain a diversified insured portfolio designed to manage and diversify risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic area. As of December 31, 1999, MBIA Corp. had 34,114 policies outstanding. These policies are diversified among 9,664 "credits," which MBIA Corp. defines as any group of issues supported by the same revenue source.

         The table below sets forth information with respect to the original par amount written per issue in MBIA Corp.'s portfolio as of December 31, 1999:


                    MBIA CORP. ORIGINAL PAR AMOUNT PER ISSUE
                           AS OF DECEMBER 31, 1999 (1)


                                                          % OF TOTAL
                                       NUMBER OF            NUMBER OF             NET PAR             % OF NET
      ORIGINAL PAR AMOUNT               ISSUES                ISSUES               AMOUNT            PAR AMOUNT
       WRITTEN PER ISSUE              OUTSTANDING          OUTSTANDING          OUTSTANDING         OUTSTANDING
                                                                               (IN BILLIONS)
Less than $10 million                   26,675                 78.2%              $ 47.6                 12.4%
$10-25 million                           3,144                  9.2                 41.1                 10.7
$25-50 million                           1,824                  5.3                 48.7                 12.6
$50-100 million                          1,224                  3.6                 58.8                 15.3
Greater than $100 million                1,247                  3.7                188.3                 49.0
                                        ------               ------               ------               ------
Total                                   34,114                100.0%              $384.5                100.0%
                                        ======               ======               ======               ======


--------------------

(1) Excludes IMC's $4.5 billion relating to municipal investment agreements guaranteed by MBIA Corp.

         MBIA Corp. underwrites financial guarantee insurance on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life (as opposed to the stated maturity) of its insurance policies in force at December 31, 1999 was
11.0 years. The average life was determined by applying a weighted-average calculation, using the remaining years to maturity of each insured obligation, and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings of insured issues. Average annual debt service on the portfolio at December 31, 1999 was $46.3 billion.

         MBIA Corp. had, until the early-1990's, written only financial guarantees for municipal issuers in the United States. Municipal bonds consist of both taxable and tax-exempt bonds and notes that are issued by states, cities, political subdivisions, utility districts, airports, health care institutions, higher educational facilities, housing authorities and other similar agencies. These types of obligations are supported by taxes, assessments, fees related to use of projects, lease payments, etc. By the mid-1990's, MBIA Corp. had begun to write guarantees for the structured finance and asset-backed market. In general, structured finance and asset-backed obligations are secured by or payable from a specific pool of assets having an ascertainable cash flow. These obligations are either "pass-through" obligations, which represent interests in the related assets, or "pay-through" obligations, which generally are debt obligations collateralized by the related assets. Both types of obligations also generally have the benefit of over-collateralization, excess cash flow or one or more forms of credit enhancement to cover credit risks associated with the related assets. Structured finance and asset-backed obligations contain two forms of risks: asset risk, which relates to the amount and quality of asset coverage; and structural risk, which relates to the extent to which the transaction structure protects the interests of the investors. In general, the asset risk is addressed by sizing the asset pool based on the historical performance of the assets. The ability of the servicer (the entity who is responsible for collecting the cash flow from the asset pool) to properly service and collect on the underlying assets is also a factor in determining future asset performance. Structural risks include bankruptcy and tax risks. Structured and asset-backed securities are usually designed to protect the investors from the bankruptcy or insolvency of the entity that originated the underlying assets as well as from the bankruptcy or insolvency of the servicer. These issues concern whether the sale of the assets by the originator to the issuer would be upheld in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be required to delay the remittance of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings. In addition, servicer risk, the risk that problems at the servicer level could result in a decline in the collection of cash payments, may also be present in the transaction. These issues are addressed through MBIA Corp.'s underwriting guidelines and procedures.

         Outside of the United States, sovereign and sub-sovereign, structured and asset-backed, utilities and other issuers are increasingly using financial guarantee insurance. Ongoing privatization efforts have shifted the burden from the government to public and private capital markets, where investors may seek the security of financial guarantee insurance. There is also growing interest in asset-backed securitization. While the principles of securitization have been increasingly applied in overseas markets, development in particular countries has varied due to the sophistication of the local capital markets and the impact of financial regulatory requirements, accounting standards and legal systems. It is expected that securitization will continue to expand internationally, at varying rates in each country. MBIA Corp. insures both asset-backed and structured transactions, sovereign and sub-sovereign debt issues, utilities, and other obligations in selected international markets. MBIA Corp. believes that the risk profile of the international business it insures is generally the same as in the United States, but recognizes that there are particular risks related to each country and region. These risks include the legal and political situation, the capital markets and currency exchange risks. MBIA Corp.
monitors these risks carefully.

         The table below shows the diversification of MBIA Corp.'s insured portfolio by bond type:


                    MBIA CORP. INSURED PORTFOLIO BY BOND TYPE
                           AS OF DECEMBER 31, 1999 (1)


BOND TYPE

                                                     NUMBER              NET PAR             % OF NET
                                                   OF ISSUES             AMOUNT             PAR AMOUNT
Domestic                                          OUTSTANDING          OUTSTANDING          OUTSTANDING
   Municipal                                                          (IN BILLIONS)
     General obligation                             13,309               $ 87.7                 22.8%
     Utilities                                       4,438                 44.1                 11.5
     Health care                                     2,074                 38.7                 10.1
     Special Revenue                                 1,865                 28.9                  7.5
     Transportation                                  1,382                 23.4                  6.1
     Higher Education                                1,501                 15.4                  4.0
     Housing                                         1,785                 11.5                  3.0
     ID & PCR                                          929                  7.7                  2.0
     Other                                              21                  0.4                  0.1
                                                    ------               ------               ------
         Total Municipal                            27,304                257.8                 67.1
                                                    ------               ------               ------


   Structured Finance
     Mortgage Backed:
       Home Equity                                     437                 34.6                  9.0
       Other                                           111                 12.5                  3.2
       First Mortgage                                  174                  9.5                  2.5
     Asset Backed:
       Other                                            97                 14.2                  3.7
       Auto                                             98                  7.7                  2.0
       Leasing                                          54                  5.4                  1.4
     Pooled Corp. Obligations & Other                   77                  6.2                  1.6
                                                    ------               ------               ------
         Total Structured Finance                    1,048                 90.1                 23.4
                                                    ------               ------               ------


   Other                                             5,310                 11.9                  3.1
                                                    ------               ------               ------
         Total Domestic                             33,662                359.8                 93.6
                                                    ------               ------               ------

International
   Structured Finance*                                 161                 18.0                  4.6
   Infrastructure                                      209                  4.2                  1.1
   Other                                                82                  2.5                  0.7
                                                    ------               ------               ------
          Total International                          452                 24.7                  6.4
                                                    ------               ------               ------
TOTAL                                               34,114               $384.5                100.0%
                                                    ======               ======               ======

*Asset/mortgage-backed

-----------
(1) Excludes IMC's $4.5 billion relating to municipal investment agreements guaranteed by MBIA Corp.

         As of December 31, 1999, of the $384.5 billion outstanding net par amount of obligations insured, $257.8 billion, or 67%, consisted of municipal bonds, $102.0 billion, or approximately 27%, consisted primarily of asset/mortgage-backed transactions and investor-owned utility obligations and $24.7 billion or approximately 6% consisted of transactions done in the international market.

         The table below shows the diversification by type of insurance written by MBIA Corp. in each of the last five years:

                   MBIA CORP. NET PAR AMOUNT BY BOND TYPE (1)

BOND TYPE                                        1995            1996             1997              1998             1999
                                                                              (IN MILLIONS)
Domestic
   Municipal
     General obligation                        $10,226          $13,036          $13,798          $15,424          $ 9,835
     Special Revenue                             1,952            3,787            3,110            6,374            4,605
     Health care                                 2,913            4,310            7,414            8,174            3,537
     Utilities                                   5,098            6,749            6,877            6,458            2,360
     Housing                                     1,962            1,802            1,791            2,093            1,861
     Higher Education                            1,312            2,132            2,517            4,217            1,496
     Transportation                              2,624            3,153            6,059            4,175              859
     Industrial Development &
        Pollution Control Revenue                1,155              693              781              237              452
     Other                                       1,240              401            1,301            1,077               17
                                               -------          -------          -------          -------          -------
         Total Municipal                        28,482           36,063           43,648           48,229           25,022
                                               -------          -------          -------          -------          -------

   Structured Finance
     Mortgage Backed:
       Home Equity                               7,153           14,182           17,910           16,817           10,218
       Other                                       871              489              977            2,147            9,723
       First Mortgage                            2,628            3,912            2,605            2,505            5,205
     Asset Backed:
       Auto                                        731            1,956            3,256            2,863            5,880
       Other                                     1,405            2,690            3,582            5,009            4,206
       Leasing                                     436              978            3,907            1,073            1,548
     Pooled Corp. Obligations & Other              829              244              326            5,367            3,589
                                               -------          -------          -------          -------          -------
         Total Structured Finance               14,053           24,451           32,563           35,781           40,369
                                               -------          -------          -------          -------          -------

   Other                                         1,562            4,740            4,438            3,525            2,214
                                               -------          -------          -------          -------          -------
         Total Domestic                        $44,097          $65,254          $80,649          $87,535          $67,605
                                               -------          -------          -------          -------          -------

International
   Structured Finance*                           7,003            4,039            2,586            6,267            4,799
   Infrastructure                                  626              839            1,080              778              908
   Other                                           884            1,341            1,209              701               46
                                               -------          -------          -------          -------          -------
         Total International                     8,513            6,219            4,875            7,746            5,753
                                               -------          -------          -------          -------          -------

TOTAL                                          $52,610          $71,473          $85,524          $95,281          $73,358
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


                      MBIA CORP. INSURED PORTFOLIO BY STATE
                           AS OF DECEMBER 31, 1999 (1)

                                                         NUMBER OF            NET PAR              % OF NET
                                                           ISSUES              AMOUNT             PAR AMOUNT
                                                        OUTSTANDING         OUTSTANDING          OUTSTANDING

                 STATE                                                      (IN BILLIONS)
                 New York                                    5,484              $ 45.4                11.8%
                 California                                  3,707                40.8                10.6
                 Florida                                     1,498                20.0                 5.2
                 Pennsylvania                                2,113                14.7                 3.8
                 Texas                                       1,990                14.2                 3.7
                 New Jersey                                  1,841                13.0                 3.4
                 Illinois                                    1,176                11.9                 3.1
                 Massachusetts                               1,075                10.9                 2.9
                 Michigan                                    1,085                 8.3                 2.2
                 Ohio                                        1,049                 7.7                 2.0
                                                            ------              ------              ------
                      Sub-Total                             21,018               186.9                48.7

                 All Other States                           11,692                99.3                25.8
                 Nationally Diversified                        952                73.6                19.1
                                                            ------              ------              ------
                 Total United States                        33,662               359.8                93.6

                 INTERNATIONAL
                   Country Specific                            372                13.8                 3.6
                   Internationally Diversified                  80                10.9                 2.8
                                                            ------              ------              ------
                 Total International                           452                24.7                 6.4

                                                            ------              ------              ------
                      Total                                 34,114              $384.5               100.0%
                                                            ======              ======              ======


----------
(1) Excludes IMC's $4.5 billion relating to municipal investment agreements guaranteed by MBIA Corp.

         MBIA Corp. has underwriting guidelines that limit the net insurance in force for any one insured credit and is subject to both rating agency and regulatory single-risk limits with respect to any bond issue insured by it. As of December 31, 1999, MBIA Corp.'s net par amount outstanding for its ten largest insured municipal credits totaled $16.9 billion, representing 4.4% of MBIA Corp.'s total net par amount outstanding, and for its ten largest structured finance credits (without aggregating common issuers), the net par outstanding was $16.8 billion, also 4.4% of the total.

MBIA CORP. INSURANCE PROGRAMS

         MBIA Corp. offers financial guarantee insurance in both the new issue and secondary markets. At present, no new financial guarantee insurance is being offered by MBIA Illinois or CapMAC, but it is possible that either of those entities may insure transactions in the future. MBIA Corp. and MBIA Assurance offer financial guarantee insurance in Europe, Asia, Latin America and other areas outside the United States. In September 1995, MBIA Corp. entered into a joint venture agreement with Ambac Assurance Corporation for the purpose of jointly marketing financial guarantee insurance outside the United States. On March 21, 2000, the two companies restructured the joint venture. Under the restructuring, the companies agreed to begin marketing and originating financial guarantee insurance outside the United States independently, and also to continue to maintain certain reciprocal reinsurance arrangements for international business until at least the end of 2001. The Company believes that the restructuring of the joint venture with Ambac will not result in any reduction in premiums written from international business, although no assurances can be given that such a reduction will not occur. Additionally, the companies have agreed, until at least the end of this year, to continue to operate as a joint venture in Japan with their strategic partners Mitsui Marine and Fire Insurance Co. Ltd. and The Yasuda Fire and Marine Insurance Co. Ltd.

         Transactions in the new issue market are sold either through negotiated offerings or competitive bidding. In the first case, either the issuer or the underwriter purchases the insurance policy directly from MBIA Corp. For municipal bond issues involving competitive bidding, the insurance is offered as an option to the underwriters bidding on the transaction. The successful bidder would then have the option to purchase the insurance.

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


         The following table indicates the percentage of net par outstanding with respect to each type of insured program:


                      MBIA CORP. TYPES OF INSURED PROGRAMS
                           AS OF DECEMBER 31, 1999 (1)

                                                            NET PAR AMOUNT            % OF NET PAR
               TYPE OF PROGRAM                                OUTSTANDING          AMOUNT OUTSTANDING
                                                             (IN BILLIONS)

               New Issue                                         $329.3                   85.6%
               Secondary market issues
                   Unit investment trusts                          17.6                    4.6
                   Mutual funds                                     0.2                    0.1
                   Other secondary market issues                   37.4                    9.7
                                                                 ------                 ------
                        Total                                    $384.5                  100.0%
                                                                 ======                 ======

----------
(1) Excludes IMC's $4.5 billion relating to municipal investment agreements guaranteed by MBIA Corp.

OPERATIONS

         The insurance operations of MBIA Corp. are conducted through the Public Finance Division, the Structured Finance Division, the joint venture with Ambac (for all international transactions) and the Risk Management Group. Due to the restructuring of the joint venture with Ambac, effective March 21, 2000, all marketing and origination of international transactions will be conducted through MBIA Corp.'s International Division, with the help of the other Divisions. The Public Finance Division has underwriting authority with respect to certain categories of business up to pre-determined par amounts based on a risk-ranking system. In order to ensure that the guidelines are followed, Risk Management monitors and periodically reviews underwriting decisions made by the Public Finance Division. With respect to larger, complex, or unique transactions, underwriting is performed by a committee consisting of senior representatives of Public Finance, Risk Management, Insured Portfolio Management, and the Company's Finance Department. For all transactions done by the Structured Finance Division or for International deals, MBIA Corp.'s review and approval procedure has two stages. The first stage consists of screening, credit review and structuring by the appropriate business unit, in consultation with Risk Management officers. The second stage, consisting of the final review and approval of credit and structure, is performed by a committee consisting of the head of the applicable business unit, one officer from Risk Management and a third officer from either Risk Management or Insured Portfolio Management. Certain transactions, based on size, complexity, or other factors, must also be approved by a division-level committee consisting of senior representatives of Structured Finance or the joint venture (through March 21, 2000), Risk Management and Insured Portfolio Management. Premium rates for all groups within the insurance operations enterprise are established by a Pricing Committee with representation from the Business Analysis Group (pricing and quantitative analysis) and the relevant insurance operations group.

         Risk Management

                  The Risk Management Group is responsible for adherence to MBIA Corp.'s underwriting guidelines and procedures which are designed to maintain an insured portfolio with low risk characteristics. MBIA Corp. maintains underwriting guidelines based on those aspects of credit quality that it deems important for each category of obligation considered for insurance. For Public Finance and international infrastructure and public finance transactions, these include economic and social trends, debt management, financial management, adequacy of anticipated cash flow, satisfactory legal structure and other security provisions, viable tax and economic bases, adequacy of loss coverage and project feasibility, including a satisfactory consulting engineer's report, if applicable. For Structured Finance and international structured finance transactions, MBIA Corp's underwriting guidelines, analysis and due diligence focus primarily on seller/servicer credit and operational quality, the quality and historical and projected performance of the asset pool, and the strength of the structure, including legal segregation of the assets, cash flow analysis, the size and source of first loss protection, and asset performance triggers and financial covenants. Such guidelines are subject to periodic review by senior committees which are responsible for establishing and maintaining underwriting standards and criteria for all insurance products.

                  The financial institution and corporate analysis group within Risk Management underwrites and monitors MBIA Corp.'s direct and indirect exposure to financial institutions and other corporate entities with respect to seller/servicer exposure, investment contracts, letters of credit, swaps, liquidity and other facilities supporting MBIA-insured issues, and recommends limits on such exposures. The department provides in-depth financial analyses of financial institutions for which there is existing or proposed exposure.

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

                  To-date, MBIA Corp. has had 22 insured issues requiring claim payments for which it has not been fully reimbursed. There are currently 8 additional insured issues for which case loss reserves have been established (see "Losses and Reserves" below). Other potential losses have been avoided through the early detection of problems and subsequent negotiations with the issuer and other parties involved. In a limited number of instances, the solution involved the restructuring of insured issues or underlying security arrangements. More often, MBIA Corp. utilizes a variety of other techniques to resolve problems, such as enforcement of covenants, assistance in resolving management problems and working with the issuer to develop potential political solutions. Issuers are under no obligation to restructure insured issues or underlying security arrangements in order to prevent losses. Moreover, MBIA Corp. is obligated to pay amounts equal to defaulted interest and principal payments on insured bonds on their respective due dates even if the issuer or other parties involved refuse to restructure or renegotiate the terms of the insured bonds or related security arrangements. The Company's experience is that early detection and continued involvement by the Insured Portfolio Management Group are crucial in avoiding or minimizing claims on insurance policies. There can be no assurance, however, that there will be no material losses in the future in respect of any issues guaranteed by MBIA Corp., MBIA Illinois or CapMAC.

                  Once an obligation is insured, the issuer and the trustee are typically required to furnish financial information, including audited financial statements, periodically to the Insured Portfolio Management Group for review. Potential problems uncovered through this review, such as poor financial results, low fund balances, covenant violations, trustee or servicer problems, or excessive litigation, could result in an immediate surveillance review and an evaluation of possible remedial actions. The Insured Portfolio Management Group also monitors state finances and budget developments and evaluates their impact on local issuers.

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

                  There are three departments in the Insured Portfolio Management Group. The Public Finance Portfolio Management Department handles the traditional types of domestic municipal issues such as general obligation, utility, special revenue and health care bonds. The Structured Finance Portfolio Management Department is responsible for asset backed and other structured transactions. The International Portfolio Management Department is responsible for all international transactions.

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

                  The International Portfolio Management Department monitors insured international programs. They monitor all credit types, including sovereign, sub-sovereign issuers, single risk and structured finance transactions. The department applies similar policies and procedures as the Public Finance and Structured Finance Portfolio Management Departments, and is responsible for remedial activities on weaker credits.


INVESTMENT MANAGEMENT SERVICES

         Over the last eight years, the Company's investment management businesses have expanded their services to the public sector and added new revenue sources. MBIA Asset Management Corporation is the holding company under which the resources and capabilities of our four investment management subsidiaries have been consolidated.

         MBIA-MISC provides cooperative cash management services directly to local governments and school districts. In addition, MBIA-MISC performs investment fund administration services for clients, which provide an additional source of revenue. AMMA provides investment and treasury management consulting services for municipal and quasi-public sector clients. Both MBIA-MISC and AMMA are Securities and Exchange Commission registered investment advisers. MBIA-MISC/AMMA operates in 20 states and the Commonwealth of Puerto Rico.

         IMC provides customized guaranteed investment agreements and flexible repurchase agreements for bond proceeds and other public funds. At year-end 1999, principal and accrued interest outstanding on investment agreements was $4.5 billion compared with $3.5 billion at year-end 1998. IMC may use derivative contracts in the course of providing its investment agreements, as a protection against interest rate risks. While these derivatives are designed to help manage interest rate risk, they may involve amounts at risk in excess of those reflected in the financial statements.

         In 1998, the Company acquired 1838, a full-service asset management firm with a strong institutional focus. 1838 currently has over $12.0 billion in equity, fixed income and balanced portfolios.

         CMC provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and MBIA Corp.'s insurance related fixed-income investment portfolios, as well as third-party accounts. CMC assumed full management for MBIA Corp.'s insurance related fixed-income investment portfolios in 1996. CMC is an NASD member and both CMC and 1838 are registered investment advisers.


FINANCIAL AND CONSULTING SERVICES

         MuniServices provides revenue enhancement services and products (discovery, audit, collections and information services) to municipal clients through a single national enterprise. MuniServices uses a consultative marketing strategy to focus clients on its unique capability to identify and recover revenues across the full range of tax sources under performance-based, self-funding business contracts.

         Through its interest in Capital Asset Holdings GP, Inc. and its affiliates (collectively, "Capital Asset"), between May, 1996 and December 1998, the Company was involved in the business of acquiring and servicing delinquent real estate tax liens from municipalities. In December, 1998, in order to implement its decision to exit the tax lien business, the Company became a majority owner of Capital Asset. The Company was unsuccessful in its attempts to sell Capital Asset and in the second quarter of 1999, the Company ceased these efforts and decided to limit the activities of Capital Asset primarily to the servicing of the portfolios then being serviced by Capital Asset. In the second quarter of 1999, the Company completed a valuation of Capital Asset's tax lien portfolio, as a result of which the Company determined that it was necessary to write down its investment in Capital Asset by $102 million. In the third quarter of 1999, Capital Asset engaged a specialty servicer of residential mortgages to help manage its business and operations and to assist in administering the portfolios supporting the securitizations.

         In the third quarter of 1999, Capital Asset also completed the refinancing of substantially all of its remaining tax liens. These liens were originally financed through a commercial paper warehouse facility that matured at the end of the third quarter, and which was guaranteed by the Company. The refinancing was accomplished through a securitization transaction in which the tax liens were sold to a special purpose vehicle which in turn issued notes secured by those liens. The proceeds of the securitization were used primarily to extinguish the warehouse facility. This was Capital Asset's third securitization of tax liens. MBIA Corp. has insured all of the notes issued by these securitizations. The first transaction, done in 1997, had an original net par insured of $328 million and at year-end had $121 million net par insured outstanding; the second transaction, executed in 1998, had an original net par insured of $132 million, with the year-end net par insured outstanding at $65 million; the 1999 transaction was issued at $196 million net par insured outstanding (these net par insured outstanding amounts give no effect to the value of collateral). As the Company is winding down the operations of Capital Asset, several contingent liabilities, including litigation matters, are outstanding. While there can be no assurance of the outcome of these matters, the Company does not expect any of these contingencies to be material.


COMPETITION

         The financial guarantee insurance business is highly competitive. In 1999 MBIA Corp. was the largest insurer of new issue long-term municipal bonds, accounting for 36% of the par amount of such insured bonds. The other principal insurers in 1999 were Ambac Assurance Corporation, Financial Guaranty Insurance Company and Financial Security Assurance Inc., all of which, like MBIA Corp., have Aaa and AAA claims-paying ratings from Moody's and S&P, respectively. According to Asset Sales Report, in 1999 MBIA Corp. was the leading insurer of new issue asset/mortgage-backed securities. The two principal competitors in this area in 1999 were Financial Security Assurance and Ambac Assurance Corporation.

         Financial guarantee insurance also competes with other forms of credit enhancement, including senior-subordinated structures, over-collateralization, letters of credit and guarantees (for example, mortgage guarantees where pools of mortgages secure debt service payments) provided by banks and other financial institutions, some of which are governmental agencies or have been assigned the highest credit ratings awarded by one or more of the major rating agencies. Letters of credit are most often issued for periods of less than 10 years, although there is no legal restriction on the issuance of letters of credit having longer terms. Thus, financial institutions and banks issuing letters of credit compete directly with MBIA Corp. to guarantee short-term notes and bonds with a maturity of less than 10 years. To the extent that banks providing credit enhancement may begin to issue letters of credit with commitments longer than 10 years, the competitive position of financial guarantee insurers, such as MBIA Corp., could be adversely affected. Letters of credit also are frequently used to assure the liquidity of a short-term put option for a long-term bond issue. This assurance of liquidity effectively confers on such issues, for the short term, the credit standing of the financial institution providing the facility, thereby competing with MBIA Corp. and other financial guarantee insurers in providing interest cost savings on such issues. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer's alternative of foregoing credit enhancement and paying a higher interest rate. If the interest savings from insurance or another form of credit enhancement are not greater than the cost of such credit enhancement, the issuer will generally choose to issue bonds without enhancement. MBIA Corp. also competes in the international market with composite (multi-line) insurers.

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

         From its reorganization in December 1986 through December 1987, MBIA Corp. reinsured a portion of each policy through quota and surplus share reinsurance treaties. Each treaty provides reinsurance protection with respect to policies written by MBIA Corp. during the term of the treaty, for the full term of the policy. Under its quota share treaty MBIA Corp. ceded a fixed percentage of each policy insured. Since 1988, MBIA Corp. has entered into primarily surplus share treaties under which a variable percentage of risk over a minimum size is ceded, subject to a maximum percentage specified in the treaty. Reinsurance ceded under the treaties is for the full term of the underlying policy.

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

         As of December 31, 1999, MBIA Corp. retained approximately 83% of the gross debt service outstanding of all transactions insured by it, MBIA Assurance and MBIA Illinois, and ceded approximately 17% to treaty and facultative reinsurers. The principal reinsurers of MBIA Corp., CapMAC and MBIA Illinois are Capital Reinsurance Company, Enhance Reinsurance Company, AXA Re Finance, Munich Reinsurance Corp., and Ambac Assurance Corporation. These reinsurers, whose claims-paying ability is rated Triple-A by S&P, reinsured approximately 75% of the total ceded insurance in force at December 31, 1999. All of the other reinsurers reinsured approximately 25% of the total ceded insurance in force at December 31, 1999 and are diversified geographically and by lines of insurance written. MBIA Corp.'s net retention on the policies it writes varies from time to time depending on its own business needs and the capacity available in the reinsurance market. The amounts of reinsurance ceded at December 31, 1999 and 1998 by bond type and by geographic location are set forth in Note 19 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries. The downgrade or default of one or more of the Company's reinsurers could have an adverse impact on the Company's results of operations.

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

         MBIA Corp. and MBIA Illinois entered into a reinsurance agreement under which MBIA Corp. reinsured 100% of all business written by MBIA Illinois, net of cessions by MBIA Illinois to third party reinsurers, in exchange for MBIA Illinois' transfer of the assets underlying the related unearned premium and contingency reserves. Pursuant to such reinsurance agreement, MBIA Corp. reinsured all of the net exposure of $30.9 billion, or approximately 68% of the gross debt service outstanding, of the municipal bond insurance portfolio of MBIA Illinois, the remaining 32% having been previously ceded to treaty and facultative reinsurers of MBIA Illinois. In 1990, 10% of this portfolio was ceded back to MBIA Illinois to comply with regulatory requirements. Effective January 1, 1999, MBIA Corp. and MBIA Illinois entered into a replacement reinsurance agreement whereby MBIA Corp. agreed to accept as reinsurance from MBIA Illinois 100 % of the net liabilities and other obligations of MBIA Illinois, for losses paid on or after that date, thereby eliminating the 10% retrocession arrangement previously in place.

         MBIA Corp. and CapMAC have entered into a reinsurance agreement, effective April 1, 1998, under which MBIA Corp. agreed to reinsure 100% of the net liability and other obligations of CapMAC in exchange for CapMAC's payment of a premium equal to the ceded reserves and contingency reserves. Pursuant to such reinsurance agreement with CapMAC, MBIA Corp. reinsured all of the net exposure of $31.6 billion, or approximately 78% of the gross debt service outstanding, the remaining 22% having been previously ceded to treaty and facultative reinsurers of CapMAC.


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

        For 1999, approximately 64% of the Company's net income, excluding one-time charges, was derived from after-tax earnings on its investment portfolio (excluding the amounts earned on investment agreement assets which are recorded as a component of investment management services revenues). The following table sets forth investment income and related data for the years ended December 31, 1997, 1998 and 1999:


                      INVESTMENT INCOME OF THE COMPANY (1)


                                                                   1997                 1998                  1999
                                                                                   (IN THOUSANDS)

        Investment income before expenses (2)                    $305,569              $337,565              $365,823
        Investment expenses                                         3,571                 5,763                 6,367
                                                                 --------              --------              --------
        Net investment income before income taxes                 301,998               331,802               359,456
        Net realized gains                                         16,903                29,962                24,040
                                                                 --------              --------              --------
        Total investment income before income taxes              $318,901              $361,764              $383,496
                                                                 ========              ========              ========

        Total investment income after income taxes               $263,071              $296,232              $311,471
                                                                 ========              ========              ========

----------
(l) Excludes investment income and realized gains and losses from investment management services and municipal services segments.

(2)      Includes taxable and tax-exempt interest income.

         The tables below set forth the composition of the Company's investment portfolios. The weighted average yields in the tables reflect the nominal yield on market value as of December 31, 1999, 1998 and 1997.


                      INVESTMENT PORTFOLIO BY SECURITY TYPE
                             AS OF DECEMBER 31, 1999

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
Fixed income investments:
   Long-term bonds:
      Taxable bonds:
          U.S. Treasury & Agency obligations                   $  600,350             7.45 %           $1,237,005          6.67 %
          GNMAs                                                   146,976             7.68                 67,950          7.16
          Other mortgage & asset backed securities                267,531             7.94              1,880,944          6.94
          Corporate obligations                                 1,148,565             7.50                766,180          7.61
          Foreign obligations (2)                                 158,938             7.21                317,755          7.66
                                                               ----------            -----             ----------          ----
            Total                                               2,322,360             7.53              4,269,834          7.04
      Tax-exempt bonds:
          State & municipal                                     3,461,619             8.72                   ---             --
                                                               ----------            -----             ----------          ----
            Total long-term investments                         5,783,979             8.24              4,269,834          7.04
      Short-term investments (3)                                  274,022             5.92                219,717          6.17
                                                               ----------            -----             ----------          ----
            Total fixed income investments                      6,058,001             8.14 %            4,489,551          7.00 %
Other investments (4)                                            146,038              --                    ---             --
                                                               ----------                              ----------
            Total investments                                  $6,204,039             --               $4,489,551           --
                                                               ==========                              ==========


----------
(1) Prospective market yields as of December 31, 1999. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.

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
Fixed income investments:
   Long-term bonds:
      Taxable bonds:
          U.S. Treasury & Agency obligations                   $  487,132            6.15 %           $1,404,668          5.54 %
          GNMAs                                                   154,088            6.58                100,033          6.42
          Other mortgage & asset backed securities                206,171            6.25                849,922          5.33
          Corporate obligations                                 1,026,847            5.85                842,330          6.05
          Foreign obligations  (2)                                136,416            5.45                292,979          6.46
                                                               ----------            ----             ----------          ----
            Total                                               2,010,654            5.99              3,489,932          5.71
      Tax-exempt bonds:
          State & municipal                                     3,873,399            7.15                   ---             --
                                                               ----------            ----             ----------          ----
            Total long-term investments                         5,884,053            6.76              3,489,932          5.71
      Short-term investments  (3)                                 423,194            4.94                188,297          5.03
                                                               ----------            ----             ----------          ----
            Total fixed income investments                      6,307,247            6.63 %            3,678,229          5.68 %
Other investments  (4)                                             94,975              --                   ---             --
                                                               ----------                             ----------
            Total investments                                  $6,402,222              --             $3,678,229            --
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
Fixed income investments:
   Long-term bonds:
      Taxable bonds:
          U.S. Treasury & Agency obligations                   $  472,100            6.87 %           $1,106,396          6.08 %
          GNMAs                                                   148,065            7.15                105,865          6.91
          Other mortgage & asset backed securities                189,904            6.60                726,126          6.03
          Corporate obligations                                   836,334            6.38                691,252          6.49
          Foreign obligations  (2)                                165,506            6.27                300,232          6.73
                                                               ----------            ----             ----------          ----
            Total                                               1,811,909            6.58              2,929,871          6.26
      Tax-exempt bonds:
          State & municipal                                     3,399,402            7.36                   ---             --
                                                               ----------            ----             ----------          ----
            Total long-term investments                         5,211,311            7.09              2,929,871          6.26
      Short-term investments  (3)                                 303,898            5.19                411,523          5.73
                                                               ----------            ----             ----------          ----
            Total fixed income investments                      5,515,209            6.99 %            3,341,394          6.19 %
Other investments  (4)                                             51,693              --                   ---             --
                                                               ----------                             ----------
            Total investments                                  $5,566,902              --             $3,341,394            --
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

         The average maturity of the insurance fixed income portfolio excluding short-term investments as of December 31, 1999 was 12.1 years. After allowing for estimated principal pre-payments on mortgage pass-through securities, the duration of the portfolio was 7.3 years.

         The table below sets forth the distribution by maturity of the Company's consolidated fixed income investments:


                      FIXED INCOME INVESTMENTS BY MATURITY
                             AS OF DECEMBER 31, 1999

                                                                                                INVESTMENT
                                                            INSURANCE                        MANAGEMENT SERVICES
                                                   FAIR VALUE          % OF TOTAL       FAIR VALUE          % OF TOTAL
                                                 (IN THOUSANDS)       FIXED INCOME    (IN THOUSANDS)       FIXED INCOME
                       MATURITY                                        INVESTMENTS                          INVESTMENTS
         Within 1 year                             $  274,022              4.5%       $    219,717              4.9%
         Beyond 1 year but within 5 years             937,393             15.5           1,806,221             40.2
         Beyond 5 years but within 10 years         1,621,211             26.8             906,886             20.2
         Beyond 10 years but within 15 years        1,057,194             17.5             335,170              7.5
         Beyond 15 years but within 20 years        1,070,227             17.7             536,642             12.0
         Beyond 20 years                            1,097,954             18.0             684,915             15.2
                                                   ----------            -----        ------------            -----
         Total fixed income investments            $6,058,001            100.0%       $  4,489,551            100.0%
                                                   ==========            =====        ============            =====



         The quality distribution of the Company's fixed income investments based on ratings of Moody's was as shown in the table below:


                 FIXED INCOME INVESTMENTS BY QUALITY RATING (1)
                             AS OF DECEMBER 31, 1999

                                                                                                INVESTMENT
                                                            INSURANCE                      MANAGEMENT SERVICES
                                                   FAIR VALUE         % OF TOTAL       FAIR VALUE         % OF TOTAL
                                                  (IN THOUSANDS)      FIXED INCOME   (IN THOUSANDS)       FIXED INCOME
                    QUALITY RATING                                    INVESTMENTS                          INVESTMENTS

         Aaa                                       $3,796,716             64.2%        $3,645,135              81.2%
         Aa                                         1,187,735             20.1            196,221               4.4
         A                                            898,043             15.2            648,195              14.4
         Baa                                           27,065              0.5                 --              --
                                                   ----------            -----         ----------             -----
                                                   $5,909,559            100.0%        $4,489,551             100.0%
                                                   ==========            =====         ==========             =====


----------
(1) Excludes short-term investments with an original maturity of less than one year, but includes bonds having a remaining maturity of less than one year.

REGULATION

         MBIA Corp. is licensed to do insurance business in, and is subject to insurance regulation and supervision by, the State of New York (its state of incorporation), the 49 other states, the District of Columbia, Guam, the Northern Mariana Islands, the U.S. Virgin Islands, Puerto Rico, the Kingdom of Spain and the Republic of France. MBIA Assurance is licensed to do insurance business in France and is subject to regulation under the corporation and insurance laws of the Republic of France. The extent of state insurance regulation and supervision in the United States varies by jurisdiction but New York, Illinois and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies. These laws prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. is required to file detailed annual financial statements with the New York Insurance Department and similar supervisory agencies in each of the other jurisdictions in which it is licensed. The operations and accounts of MBIA Corp. are subject to examination by these regulatory agencies at regular intervals. The Company is subject to the direct and indirect effects of governmental regulation, including changes in tax laws affecting the municipal and asset-backed debt markets. No assurance can be given that future legislative or regulatory changes might not adversely affect the results of operations and financial conditions of the Company.

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

         Prior approval by the New York Insurance Department is required for any entity seeking to acquire "control" of the Company, MBIA Corp or CapMAC. Prior approval by the Illinois Department of Insurance is required for any entity seeking to acquire "control" of the Company, MBIA Corp. or MBIA Illinois. In many states, including New York and Illinois, "control" is presumed to exist if 10% or more of the voting securities of the insurer are directly or indirectly owned or controlled by an entity, although the supervisory agency may find that "control" in fact does or does not exist when an entity owns or controls either a lesser or greater amount of securities.

         The laws of New York regulate the payment of dividends by MBIA Corp. and provide that a New York domestic stock property/casualty insurance company (such as MBIA Corp.) may not declare or distribute dividends except out of statutory earned surplus. New York law provides that the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and
(ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders' surplus, as shown by the most recent statutory financial statement on file with the New York Insurance Department, or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent of Insurance approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings. See Note 15 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

         The foregoing dividend limitations are determined in accordance with Statutory Accounting Practices ("SAP"), which generally produce statutory earnings in amounts less than earnings computed in accordance with Generally Accepted Accounting Principles ("GAAP"). Similarly, policyholders' surplus, computed on a SAP basis, will normally be less than net worth computed on a GAAP basis. See Note 7 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

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


LOSSES AND RESERVES

         The Company's policy is to provide (I) specific, identified loss reserves to cover estimated losses on policies for which the Company has determined that it is likely to incur losses ("case basis reserves"), and (II) general, unallocated loss reserves to cover losses that may be reasonably estimated to occur on its insured obligations over the lives of such obligations. The aggregate loss reserves, at any financial statement date, are the Company's best estimate of the reserves needed to cover both types of losses, including expected costs of settlement.

         To the extent that specific insured issues are identified as currently or likely to be in default, the present value of the expected payments, including costs of settlement, net of expected recoveries, is allocated within the total loss reserve as a case basis reserve. The total reserve is calculated by applying a loss factor, determined based on an independent rating agency study of bond defaults, to net debt service written. At December 31, 1999, $204.5 million of the $436.5 million reserve for loss and loss adjustment expense represents case basis reserves, of which $159.6 million and $20.4 million are attributable to two health care facilities in Pennsylvania. The remaining case basis reserves represent various housing financings and structured finance transactions, the largest of which is $12.5 million. Both MBIA Illinois and CapMAC are currently inactive and their insurance business is in run-off. MBIA Corp. has reinsured their respective net liabilities on financial guarantee insurance business and maintains required reserves in connection therewith.

         The reserves for losses and loss adjustment expenses are based on estimates, and there can be no assurance that the ultimate liability will not exceed such estimates. To the extent that actual case losses for any period are less than the unallocated portion of the total loss reserve, there will be no impact on the Company's earnings for that period other than an addition to the reserve which results from applying the loss rate factor to new debt service insured. To the extent that case losses, for any period, exceed the unallocated portion of the total loss reserve, the excess will be charged against the Company's earnings for that period. In 1999, the Company completed an update of its loss reserving methodology. This included an analysis of loss-reserve factors and the historical default and recovery experience of certain sectors of the fixed-income market. The study resulted in an increase in the Company's loss reserve factors.


SAP RATIOS

         The financial statements in this Form 10-K are prepared on the basis of GAAP. For reporting to state regulatory authorities, SAP is used. See Note 7 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

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

                                                                    YEARS ENDED DECEMBER 31,
                                                   1996             1997              1998             1999
MBIA Corp.
   Loss ratio                                       1.7%             1.2%              8.0%             12.3%
   Expense ratio                                   22.8             21.2              16.8              23.6
   Combined ratio                                  24.5             22.4              24.8              35.9
Financial guarantee industry (1)
   Loss ratio                                       4.9%             8.3%             22.8%              *
   Expense ratio                                   31.6             28.1              23.5               *
   Combined ratio                                  36.5             36.4              46.3               *

----------
(1) Industry statistics were taken from the 1998 Annual Report of the Association of Financial Guaranty Insurors.

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


         Net insurance in force, qualified statutory capital (which is comprised of policyholders' surplus and the contingency reserve), and policyholders' leverage ratios for MBIA Corp. and for the financial guarantee industry are shown in the table below:

                                                                           AS OF DECEMBER 31,
                                                     1996                1997             1998             1999
                                                                           (DOLLARS IN MILLIONS)
MBIA Corp.
   Net insurance in force                           $434,417            $513,736         $595,895       $635,883
   Qualified statutory capital                         2,620               3,140            3,741          4,152
   Policyholders' leverage ratio                       166:1               164:1            159:1          153:1
Financial guarantee industry (1)
   Net insurance in force                         $1,076,821          $1,262,697       $1,416,433            *
   Qualified statutory capital                         7,350               8,851            9,833            *
   Policyholders' leverage ratio                       147:1               143:1            144:1            *

----------
(1) Industry statistics were taken from the 1998 Annual Report of the Association of Financial Guaranty Insurors.

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


MBIA CORP. INSURANCE POLICIES

         The insurance policies issued by MBIA Corp. provide an unconditional and irrevocable guarantee of the payment to a designated paying agent for the holders of the insured obligations of an amount equal to the principal of and interest or other amounts due on the insured obligations that have not been paid. In the event of a default in payment of principal, interest or other insured amounts by an issuer, MBIA Corp. promises to make funds available in the amount of the default on the next business day following notification. MBIA Corp. has a Fiscal Agency Agreement with State Street Bank and Trust Company, N.A. which provides for this payment upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing MBIA Corp. as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by MBIA Corp. Even if the holders are permitted by the terms of the insured obligations to have the full amount of principal, accrued interest or other amounts due declared due and payable immediately in the event of a default, MBIA Corp. is required to pay only the amounts scheduled to be paid, but not in fact paid, on each originally scheduled payment date.

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

RATING AGENCIES

         Moody's, S&P, Fitch and JRII perform periodic reviews of MBIA Corp. and other companies providing financial guarantee insurance. Their reviews focus on the insurer's underwriting policies and procedures and on the issues insured. Additionally, each rating agency has certain criteria as to exposure limits and capital requirements for financial guarantors.

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


CREDIT AGREEMENT

         MBIA Corp. entered into a Credit Agreement, dated as of December 29, 1989, which has been amended from time to time (the "Credit Agreement"), to provide MBIA Corp. with an unconditional, irrevocable line of credit. The line of credit is available to be drawn upon by MBIA Corp., in an amount up to $900 million, after MBIA Corp. has incurred, during the period commencing October 29,1999 and ending October 31, 2006, cumulative losses (net of any recoveries) in excess of $900 million or 4.00% of average annual debt service. The obligation to repay loans made under the Credit Agreement is a limited recourse obligation of MBIA Corp. payable solely from, and secured by a pledge of, recoveries realized on defaulted insured obligations, from certain pledged installment premiums and other collateral. Borrowings under the Credit Agreement are repayable on the expiration date of the Credit Agreement. The current expiration date of the Credit Agreement is October 31, 2006, subject to annual extensions under certain circumstances. The Credit Agreement contains covenants that, among other things, restrict MBIA Corp.'s ability to encumber assets or merge or consolidate with another entity.


EMPLOYEES

         As of March 16, 2000, the Company had 775 employees. No employee is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.


EXECUTIVE OFFICERS

         The executive officers of the Company and their present ages and positions with the Company are set forth below.

     NAME                         AGE           POSITION AND TERM OF OFFICE
     ----                         ---           ---------------------------
     Joseph W. Brown, Jr.          51           Chairman and Chief Executive Officer (officer since January 1999)
     Richard L. Weill              57           Vice President (officer since 1989)
     Neil G. Budnick               45           Chief Financial Officer and Treasurer (officer since 1992)
     John B. Caouette              55           Vice President (officer since February, 1998)
     Gary C. Dunton                44           President (officer since January, 1998)
     Ram D. Wertheim               45           General Counsel (officer since January, 2000)
     Kevin D. Silva                46           Vice President (officer since 1995)
     Ruth M. Whaley                44           Chief Risk Officer (officer since 1999)

         Joseph W. Brown, Jr. is Chairman and Chief Executive Officer of the Company (effective January 7, 1999) and a director of MBIA Corp. Prior to joining the Company in January 1999, Mr. Brown was Chairman of the Board of Talegen Holdings, Inc.

         Richard L. Weill is Vice President of the Company and a director of MBIA Corp. From 1989 through 1991, Mr. Weill was General Counsel and Corporate Secretary of the Company. Mr. Weill was previously a partner with the law firm of Kutak Rock, with which he had been associated from 1969 to 1989.

         Kevin D. Silva is Vice President of the Company and a director of MBIA Corp. He has been in charge of the Management Services Division of MBIA Corp. since joining the Company in late 1995.

         Neil G. Budnick is Chief Financial Officer and a director of MBIA Corp. Mr. Budnick has been primarily involved in the insurance operations area of MBIA Corp. since joining the Company in 1983.

         John B. Caouette is Vice President of the Company and a director of MBIA Corp. Mr. Caouette was, until February of 1998, the Chairman and Chief Executive Officer of CapMAC Holdings Inc.

         Gary C. Dunton is President of the Company and a director of MBIA Corp. Mr. Dunton was, prior to joining the Company as an officer, a director of the Company and President of the Family and Business Insurance Group, USF&G Insurance.

         Ram D. Wertheim is General Counsel of the Company and a director of MBIA Corp. From February of 1998 until January, 2000, he served in various capacities in the Company's Structured Finance Division. Mr. Wertheim was, until February of 1998, the General Counsel of CapMAC Holdings Inc

         Ruth M. Whaley is the Chief Risk Officer of the Company and a director of MBIA Corp.. She was, until February of 1998, the Chief Underwriting Officer of CapMAC Holdings Inc.


ITEM 2.  PROPERTIES

         MBIA Corp. owns the 157,500 square foot office building on approximately 15.5 acres of property in Armonk, New York, in which the Company and MBIA Corp. have their headquarters. The Company is completing the construction of a 105,000 square foot addition to the Armonk property at an estimated cost of $35.0 million. The Company also has rental space in New York, New York, San Francisco, California, Paris, France, Madrid, Spain and Sydney, Australia. The Company believes that these facilities are adequate and suitable for its current needs.


ITEM 3.  LEGAL PROCEEDINGS

         In the normal course of operating its businesses, the Company may be involved in various legal proceedings. There are no material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The information concerning the market for the Company's Common Stock and certain information concerning dividends appears under the heading "Shareholder Information" on the inside back cover of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference. As of March 16, 2000, there were 955 shareholders of record of the Company's Common Stock. The information concerning dividends on the Company's Common Stock is under "Business - Regulation" in this report.


ITEM 6.  SELECTED FINANCIAL DATA

         The information under the heading "Selected Financial and Statistical Data" as set forth on pages 32-33 of the Company's 1999 Annual Report to Shareholders is incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth on pages 34-41 of the Company's 1999 Annual Report to Shareholders is incorporated by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See the information under the heading "Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth on page 41 of the Company's 1999 Annual Report to Shareholders which is incorporated by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company, the Report of Independent Accountants thereon by PricewaterhouseCoopers LLP and the unaudited "Quarterly Financial Information" are set forth on pages 42-62 of the Company's 1999 Annual Report to Shareholders and are incorporated by reference.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors is set forth under "Election of Directors" in the Company's Proxy Statement, dated March 30, 2000, which is incorporated by reference.

         Information regarding executive officers is set forth under Item 1, "Business - Executive Officers," in this report.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding compensation of the Company's executive officers is set forth under "Compensation of Executive Officers" in the Company's Proxy Statement, dated March 30, 2000, which is incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is set forth under "Election of Directors" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement, dated March 30, 2000, which is incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated March 30, 2000, which is incorporated by reference.


                                     PART IV
ITEM 14.

                  (a) Financial Statements and Financial Statement Schedules and Exhibits.

         1.    Financial Statements

         MBIA Inc. has incorporated by reference from the 1999 Annual Report to Shareholders the following consolidated financial statements of the Company:

                                                                                  Annual Report to Shareholders
                                                                                              Page(s)
        MBIA INC. AND SUBSIDIARIES

        Report of independent accountants.                                                      42
        Consolidated balance sheets as of  December 31, 1999 and                                43
        1998.
        Consolidated statements of income for the years ended                                   44
        December 31, 1999, 1998 and 1997.
        Consolidated statements of changes in shareholders'                                     45
        equity for the years ended December 31, 1999, 1998 and
        1997.
        Consolidated statements of cash flows for the years                                     46
        ended December 31, 1999, 1998 and 1997.
        Notes to consolidated financial statements.                                            47-62


         2.    Financial Statement Schedules

               The following financial statement schedules are filed as part of this report.

         Schedule        Title
         --------        -----
         I               Summary of investments, other than investments in related parties, as of  December 31,
                         1999.
         II              Condensed financial information of Registrant for December 31, 1999, 1998 and 1997.
         IV              Reinsurance for the years ended December 31, 1999, 1998 and 1997.

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

                  3.2. By-Laws as Amended as of March 19, 1998, incorporated by reference to Exhibit 3.2 of the 1998 10-K.

                  10. Material Contracts

                  10.06. Amended and Restated Tax Allocation Agreement, dated as of January 1, 1990, between the Company and MBIA Corp., incorporated by reference to Exhibit 10.66 to the 1989 10-K, as supplemented by the Amended and Restated Tax Allocation Agreement Supplement No. 1, dated as of August 31, 1999.

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

                  10.10. Trust Agreement, dated as of December 31, 1991, between MBIA Corp. and Fidelity Management Trust Company, incorporated by reference to
Exhibit 10.64 to the 1992 10-K, as amended by the Amendment to Trust Agreement, dated as of April 1, 1993, incorporated by reference to Exhibit 10.64 to the 1993 10-K, as amended by First Amendment to Trust Agreement, dated as of January 21, 1992, as further amended by Second Amendment to Trust Agreement, dated as of March 5, 1992, as further amended by Third Amendment to Trust Agreement, dated as of April 1, 1993, as further amended by the Fourth Amendment to Trust Agreement, dated as of July 1, 1995, incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Comm. File No. 1-9583) (the "1995 10-K"), as amended by Fifth Amendment to Trust Agreement, dated as of November 1, 1995, as further amended by Sixth Amendment to Trust Agreement, dated as of January 1, 1996, incorporated by reference to Exhibit 10.46 to the 1996 10-K, further amended by Seventh Amendment to Trust Agreement, dated as of October 15, 1997, incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Comm. File No. 1-9583) (the "1997 10-K") as further amended by the Eighth Amendment to Trust Agreement, dated as of January 1, 1998 and by the Ninth Amendment to Trust Agreement, dated as of March 1, 1999, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Comm. File No. 1-9583) (the "1998 10-K").

                  10.12. Indenture, dated as of August 1, 1990, between MBIA Inc. and The First National Bank of Chicago, Trustee, incorporated by reference to Exhibit 10.72 to the 1992 10-K.

                  10.13. First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31,

1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994, incorporated by reference to Exhibit 10.63 to the 1994 10-K, as further amended by the Second Amendment to the First Restated Credit Agreement, dated as of January 1, 1996, and as further amended by the Third Amendment to the First Restated Credit Agreement, dated as of October 1, 1996, incorporated by reference to Exhibit 10.57 to the 1996 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of October 1, 1997, incorporated by reference to Exhibit 10.46 to the 1997 10-K, as further amended by the First Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 1998, incorporated by reference to
Exhibit 10.13 to the 1998 10-K, as further amended and restated by the Second Amendment to the Second Amended and Restated Credit Agreement, dated as of October 29, 1999.

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

                  10.30. Reinsurance Agreement, dated as of April 1, 1998, between CapMAC and MBIA Corp., incorporated by reference to Exhibit 10.30 to the 1998 10-K.

                  10.31. Reinsurance Agreement, dated as of January 1, 1999, between MBIA Illinois and MBIA Corp., incorporated by reference to Exhibit 10.31 to the 1998 10-K.

                  10.32. Agreement and Plan of Merger by and among the Company, MBIA Acquisition, Inc. and 1838 Investment Advisors, Inc., dated as of June 19, 1998, incorporated by reference to Exhibit 10.32 to the 1998 10-K.

                  10.33. Credit Agreement (364 day agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.33 to the 1998 10-K.

                  10.34. Credit Agreement (5 year agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.34 to the 1998 10-K.

                  10.48. Ambac Assurance Corporation, AMBAC Insurance UK Limited, MBIA Insurance Corporation, and MBIA Assurance S.A. Agreement Regarding A Global Joint Venture, effective as of January 15, 1999, incorporated by reference to Exhibit 10.48 to the 1998 10-K.

                  10.49. Special Excess Of Loss Reinsurance Agreement, between MBIA Insurance Corporation and/or MBIA Assurance S.A. and/or any other insurance or reinsurance company subsidiaries of MBIA Inc. listed in Exhibit No. 1 and Muenchener Rueckversicherungs-Gesellshaft, effective September 1, 1998, incorporated by reference to Exhibit 10.49 to the 1998 10-K.

                  10.50. Second Special Per Occurrence Excess Of Loss Reinsurance Agreement, between MBIA Insurance Corporation and/or MBIA Assurance S.A. and/or any other insurance or reinsurance company subsidiaries of MBIA Inc. listed in Exhibit No. 1 and AXA Re Finance S.A., effective September 1, 1998, incorporated by reference to Exhibit 10.50 to the 1998 10-K.


          Executive Compensation Plans and Arrangements

          The following Exhibits identify all existing executive compensation plans and arrangements:

                  10.01. MBIA Inc. 1987 Stock Option Plan, incorporated by reference to Exhibit 10.13 to the 1987 S-1, as amended by the First Amendment to the MBIA Inc. 1987 Stock Option Plan, effective June 1, 1995, as further amended by the Second Amendment to the MBIA Inc. 1987 Stock Option Plan, effective as of January 7, 1999, incorporated by reference to Exhibit 10.01 to the 1998 10-K.

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

                  10.24. CapMAC Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.18 to the CapMAC Form S-1.

                  10.25. CapMAC Employee Stock Ownership Plan Trust Agreement, incorporated by reference to Exhibit 10.19 to the CapMAC Form S-1, as amended by Amendment No. 2 to the CapMAC Employee Stock Ownership Plan, executed December 22, 1998, incorporated by reference to Exhibit 10.25 to the 1998 10-K.

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

                  10.35. Retirement and Consulting Agreement, between the Company and David H. Elliott, dated as of January 7, 1999 and Summary Retirement and Consulting Agreement, between the Company and David H. Elliott, dated as of January 7, 1999, incorporated by reference to Exhibit 10.35 to the 1998 10-K.

                  10.36. Terms of Employment letter between MBIA and Joseph W. Brown, Jr., dated January 7, 1999, incorporated by reference to Exhibit 10.36 to the 1998 10-K.

                  10.37. Stock Option Agreement between MBIA Inc. and Joseph W. Brown, Jr., dated January 7, 1999, incorporated by reference to Exhibit 10.37 to the 1998 10-K.

                  10.38. Key Employee Employment Protection Agreement between MBIA Inc. and Joseph W. Brown, Jr., dated January 20, 1999, incorporated by reference to Exhibit 10.38 to the 1998 10-K.

                  10.39. Key Employee Employment Protection Agreement between MBIA Inc. and Neil G. Budnick, dated January 25, 1999, incorporated by reference to Exhibit 10.39 to the 1998 10-K.

                  10.40. Key Employee Employment Protection Agreement between MBIA Inc. and W. Thacher Brown, dated January 25, 1999, incorporated by reference to Exhibit 10.40 to the 1998 10-K.

                  10.41. Key Employee Employment Protection Agreement between MBIA Inc. and John B. Caouette, dated January 25, 1999, incorporated by reference to Exhibit 10.41 to the 1998 10-K.

                  10.42. Key Employee Employment Protection Agreement between MBIA Inc. and Gary C. Dunton, dated January 25, 1999, incorporated by reference to Exhibit 10.42 to the 1998 10-K.

                  10.43. Key Employee Employment Protection Agreement between MBIA Inc. and Louis G. Lenzi, dated January 25, 1999, incorporated by reference to Exhibit 10.43 to the 1998 10-K.

                  10.44. Key Employee Employment Protection Agreement between MBIA Inc. and Kevin D. Silva , dated January 25, 1999, incorporated by reference to Exhibit 10.44 to the 1998 10-K.

                  10.45. Key Employee Employment Protection Agreement between MBIA Inc. and Richard L. Weill, dated January 25, 1999, incorporated by reference to Exhibit 10.45 to the 1998 10-K.

                   10.46. Key Employee Employment Protection Agreement between MBIA Inc. and Ruth M. Whaley, dated January 25, 1999, incorporated by reference to Exhibit 10.46 to the 1998 10-K.

                  10.47. Key Employee Employment Protection Agreement between MBIA Inc. and Michael J. Maguire, dated March 19, 1999, incorporated by reference to Exhibit 10.47 to the 1998 10-K.

                  13. Annual Report to Shareholders of MBIA Inc. for fiscal year ended December 31, 1999. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this report.

                  21. List of Subsidiaries

                  23. Consent of PricewaterhouseCoopers LLP

                  27. Financial Data Schedule

                  99. Additional Exhibits - MBIA Corp. GAAP Financial Statements

                  (b) Reports on Form 8-K: The Company filed no report on Form 8-K in the fourth quarter of 1999.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        MBIA Inc.
                                                       (Registrant)

                                                  /s/ Joseph W. Brown, Jr.
Dated:   March 29, 2000                     By ________________________________
                                               Name:  Joseph W. Brown, Jr.
                                               Title: Chairman


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


                      SIGNATURE                           TITLE                                DATE
                      ---------                           -----                                ----

      /s/ Joseph W. Brown, Jr.
__________________________________________        Chairman and Director                    March 29, 2000
          Joseph W. Brown, Jr.


      /s/ Elizabeth B. Sullivan
__________________________________________          Vice President and                     March 29, 2000
          Elizabeth B. Sullivan                         Controller


        /s/ David H. Elliott
__________________________________________               Director                          March 29, 2000
            David H. Elliott


        /s/ David C. Clapp
__________________________________________               Director                          March 29, 2000
            David C. Clapp


        /s/ Gary C. Dunton
__________________________________________               Director                          March 29, 2000
            Gary C. Dunton


       /s/ Claire L. Gaudiani
__________________________________________               Director                          March 29, 2000
           Claire L. Gaudiani

        /s/ William H. Gray, III
__________________________________________               Director                          March 29, 2000
            William H. Gray, III


        /s/ Freda S. Johnson
__________________________________________               Director                          March 29, 2000
            Freda S. Johnson


        /s/ Daniel P. Kearney
__________________________________________               Director                          March 29, 2000
            Daniel P. Kearney


        /s/ James A. Lebenthal
__________________________________________               Director                          March 29, 2000
            James A. Lebenthal


         /s/ John A. Rolls
__________________________________________               Director                          March 29, 2000
             John A. Rolls


        /s/ Richard L. Weill
__________________________________________               Director                          March 29, 2000
            Richard L. Weill

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES



TO THE BOARD OF DIRECTORS MBIA INC.:

Our audits of the consolidated financial statements referred to in our report dated February 3, 2000 appearing in the 1999 Annual Report to Shareholders of MBIA Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                                  /s/ PricewaterhouseCoopers LLP
                                                 -------------------------------
                                                      PricewaterhouseCoopers LLP


New York, New York
February 3, 2000

                                   SCHEDULE I

                           MBIA INC. AND SUBSIDIARIES
        SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

                                DECEMBER 31, 1999
                                 (In thousands)

--------------------------------------------------------------------------------

         COLUMN A                    COLUMN B        COLUMN C       COLUMN D

                                                                 AMOUNT AT WHICH
                                                       FAIR       SHOWN IN THE
     TYPE OF INVESTMENT                COST           VALUE       BALANCE SHEET

--------------------------------------------------------------------------------

FIXED-MATURITIES

  Bonds:
    United States Treasury
      and Government
      agency obligations           $   478,651     $  474,274        $   474,274
    State and municipal
      obligations                    3,586,328      3,461,619          3,461,619
    Corporate and other
      obligations                    4,664,721      4,500,549          4,500,549
    Mortgage-backed                  1,641,009      1,617,371          1,617,371
                                  -------------   ------------   ---------------
         Total fixed-maturities     10,370,709     10,053,813         10,053,813

SHORT-TERM INVESTMENTS                 493,739        XXXXXXX            493,739

OTHER INVESTMENTS                      151,761        XXXXXXX            146,038
                                  -------------   ------------   ---------------

         Total investments         $11,016,209        XXXXXXX        $10,693,590
                                  =============   ============   ===============

                                   SCHEDULE II

                           MBIA INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                      DECEMBER 31, 1999       DECEMBER 31, 1998
                                                     ------------------      ------------------
                        ASSETS
Investments:
  Municipal investment agreement portfolio
   held as available-for-sale at fair value
   (amortized cost $3,917,335 and $2,685,882)            $3,832,370               $2,737,874
                                                     ------------------      ------------------
     Total investments                                    3,832,370                2,737,874

Cash and cash equivalents                                    21,289                    5,177
Securities borrowed or purchased under
 agreements to resell                                       385,171                  648,281
Investment in and amounts due from
  wholly-owned subsidiaries                               4,284,732                4,542,945
Accrued investment income                                    33,514                   24,900
Receivables for investments sold                             21,915                   15,439
Other assets                                                 41,819                    9,774
                                                     ------------------      ------------------
     Total assets                                        $8,620,810               $7,984,390
                                                     ==================      ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Municipal investment agreements                        $3,063,050               $2,055,225
  Municipal repurchase agreements                           811,288                  632,409
  Long-term debt                                            674,114                  673,996
  Securities loaned or sold under
   agreements to repurchase                                 412,749                  683,352
  Deferred income taxes                                         ---                   18,818
  Payable for investments purchased                          83,602                   65,757
  Dividends payable                                          20,406                   19,897
  Other liabilities                                          42,500                   42,719
                                                     ------------------      ------------------
     Total liabilities                                    5,107,709                4,192,173
                                                     ------------------      ------------------

Shareholders' Equity:
  Preferred stock, par value $1 per share;
    authorized shares - 10,000,000;
    issued and outstanding shares - none                        ---                      ---
  Common stock, par value $1 per share;
    authorized shares - 200,000,000;
    issued shares - 100,072,846 and 99,569,625              100,073                   99,570
  Additional paid-in capital                              1,191,108                1,169,192
  Retained earnings                                       2,486,478                2,246,221
  Accumulated other comprehensive income (loss),
    net of deferred income tax provision (benefit)
    of $(112,920) and $157,410                             (224,511)                 288,915
  Unallocated ESOP shares                                    (4,363)                  (4,044)
  Unearned compensation - restricted stock                   (9,986)                  (6,807)
  Treasury stock - 520,722 shares in 1999 and
    21,717 shares in 1998                                   (25,698)                    (830)
                                                     ------------------      -----------------
     Total shareholders' equity                           3,513,101                3,792,217
                                                     ------------------      -----------------
     Total liabilities and shareholders' equity          $8,620,810               $7,984,390
                                                     ==================      =================

              THE CONDENSED FINANCIAL STATEMENTS SHOULD BE READ IN
        CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
                       THERETO AND THE ACCOMPANYING NOTES.

                                   SCHEDULE II

                           MBIA INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME

                                 (In thousands)

                                                   YEARS ENDED DECEMBER 31
                                      ----------------------------------------------
                                           1999            1998            1997
                                      -------------   -------------   --------------

Revenues:
 Net investment income                   $188,826        $   (178)       $   (909)
 Net realized losses                       (8,639)            ---             ---
 Investment management
   services income                         12,733           4,553           4,469
 Investment management
   services realized gains                  1,185           4,253             202
                                      -------------   -------------   --------------
   Total revenues                         194,105           8,628           3,762
                                      -------------   -------------   --------------

Expenses:
 Interest expense                          52,857          38,875          34,762
 Operating expenses                       135,737          67,252           4,304
                                      -------------   -------------   --------------
   Total expenses                         188,594         106,127          39,066
                                      -------------   -------------   --------------

   Gain (loss) before income taxes
    and equity in earnings
    of subsidiaries                         5,511         (97,499)        (35,304)

Benefit for income taxes                  (17,617)        (13,888)        (12,444)
                                      -------------   -------------   --------------

   Gain (loss) before equity in
    earnings of subsidiaries               23,128         (83,611)        (22,860)

Equity in earnings of subsidiaries        297,402         516,339         428,470
                                      -------------   -------------   --------------

   Net income                            $320,530        $432,728        $405,610
                                      =============   =============   ==============



              THE CONDENSED FINANCIAL STATEMENTS SHOULD BE READ IN
        CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
                       THERETO AND THE ACCOMPANYING NOTES.

                                   SCHEDULE II

                           MBIA INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        YEARS ENDED DECEMBER 31
                                               ----------------------------------------
                                                   1999          1998           1997
                                               -----------   -----------    -----------
Cash flows from operating activities:
  Net income                                    $ 320,530     $ 432,728      $ 405,610
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Equity in undistributed
      earnings of subsidiaries                   (297,402)     (516,339)      (387,970)
     Net realized (gains) losses on
      sales of investments                          7,454        (4,253)          (202)
     Benefit for deferred income taxes                (52)          (30)           ---
     Other, net                                     1,364        27,823            297
                                               -----------   -----------    -----------
     Total adjustments to net income             (288,636)     (492,799)      (387,875)
                                               -----------   -----------    -----------
     Net cash provided (used) by
      operating activities                         31,894       (60,071)        17,735
                                               -----------   -----------    -----------

Cash flows from investing activities:
  Purchase of fixed-maturity
   securities                                  (4,776,543)          ---            ---
  Sale of fixed-maturity securities             4,767,905           ---            ---
  Sale of short-term investments                      ---         2,300          3,898
  Purchases for municipal investment
   agreement portfolio, net of payable
   for investments purchased                   (2,541,312)   (2,351,385)    (1,264,882)
  Sales from municipal investment
   agreement portfolio, net of receivable
   for investments sold                         1,324,531     1,707,407        845,365
  Contributions to subsidiaries                    (3,178)      (17,616)       (93,666)
  Advances to subsidiaries, net                   135,690       (62,085)       (96,597)
                                               -----------   -----------    -----------
  Net cash used by investing activities        (1,092,907)     (721,379)      (605,882)
                                               -----------   -----------    -----------

Cash flows from financing activities:
  Net proceeds from issuance of
   common stock                                       ---           ---        127,775
  Net proceeds from issuance
   of long-term debt                                  ---       197,113         98,880
  Net repayment from retirement of
   short-term debt                                    ---       (20,000)        (9,100)
  Dividends paid                                  (79,764)      (85,667)       (76,743)
  Purchase of treasury stock                      (24,698)          ---            ---
  Proceeds from issuance of municipal
   investment and repurchase agreements         2,547,714     2,065,200      1,499,080
  Payments for drawdowns of
   municipal investment agreements             (1,373,250)   (1,306,389)    (1,195,939)
  Securities loaned or sold under
   agreements to repurchase, net                   (7,493)      (98,229)       133,300
  Exercise of stock options                        14,616        30,708         14,372
                                               -----------   -----------    -----------
  Net cash provided by financing activities     1,077,125       782,736        591,625
                                               -----------   -----------    -----------

Net increase in cash and
  cash equivalents                                 16,112         1,286          3,478
Cash and cash equivalents
  -beginning of year                                5,177         3,891            413
                                               -----------   -----------    -----------
Cash and cash equivalents
  -end of year                                  $  21,289     $   5,177      $   3,891
                                               ===========   ===========    ===========
Supplemental cash flow disclosures:
  Income taxes paid                             $     149     $     618      $   1,568
  Interest paid:
    Long-term debt                                 52,338        39,499         32,953
    Short-term debt                                   ---         1,057          2,017

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

3.   DIVIDENDS FROM SUBSIDIARIES

     In 1999, MBIA Corp. declared and paid dividends of $180,000,000 to MBIA Inc. Also in 1999, MBIA Asset Management Corp. declared and paid dividends of $9,000,000 to MBIA Inc. No dividends were paid by MBIA Corp. to MBIA Inc. in 1998 and 1997. In 1997 MBIA Investment Management Corp. declared and paid dividends of $40,500,000 to MBIA Inc.

4.   OBLIGATIONS UNDER MUNICIPAL INVESTMENT AND REPURCHASE AGREEMENTS

     The municipal investment and repurchase agreement business, as described in footnotes 2 and 17 to the consolidated financial statements of MBIA Inc. and Subsidiaries (which are incorporated by reference in the 10-K), is conducted by both the Registrant and its wholly owned subsidiary, MBIA Investment Management Corp.

                                   SCHEDULE IV

                           MBIA INC. AND SUBSIDIARIES
                                   REINSURANCE


              FOR                THE YEARS ENDED DECEMBER 31, 1999, 1998 AND
                                 1997 (In thousands)




--------------------------------------------------------------------------------------------------------------------

     COLUMN A             COLUMN B           COLUMN C              COLUMN D           COLUMN E            COLUMN F

                                                                                                        PERCENTAGE
     INSURANCE             GROSS          CEDED TO OTHER        ASSUMED FROM                             OF AMOUNT
 PREMIUMS WRITTEN          AMOUNT             VALUE            OTHER COMPANIES       NET AMOUNT       ASSUMED TO NET

--------------------------------------------------------------------------------------------------------------------



        1999              $590,597           $171,256               $34,274           $453,615              7.6%
        ----              --------           --------               -------           --------              ----


        1998              $664,269           $156,064               $12,781           $520,986              2.5%
        ----              --------           --------               -------           --------              ----


        1997              $635,660           $116,526               $18,188           $537,322              3.4%
        ----              --------           --------               -------           --------              ----

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    EXHIBITS

                                       TO

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                           COMMISSION FILE NO. 1-9583



                                    MBIA INC.

                                  EXHIBIT INDEX

                  10.06. Amended and Restated Tax Allocation Agreement, dated as of January 1, 1990, between the Company and MBIA Corp., incorporated by reference to Exhibit 10.66 to the 1989 10-K, as supplemented by the Amended and Restated Tax Allocation Agreement Supplement No. 1, dated as of August 31, 1999.


                  10.13. First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994, incorporated by reference to Exhibit 10.63 to the 1994 10-K, as further amended by the Second Amendment to the First Restated Credit Agreement, dated as of January 1, 1996, and as further amended by the Third Amendment to the First Restated Credit Agreement, dated as of October 1, 1996, incorporated by reference to Exhibit 10.57 to the 1996 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of October 1, 1997, incorporated by reference to Exhibit 10.46 to the 1997 10-K, as further amended by the First Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 1998, incorporated by reference to Exhibit 10.13 to the 1998 10-K, as further amended and restated by the Second Amendment to the Second Amended and Restated Credit Agreement, dated as of October 29, 1999.

                  13. Annual Report to Shareholders of MBIA Inc. for fiscal year ended December 31, 1999. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this report.

                  21. List of Subsidiaries

                  23. Consent of PricewaterhouseCoopers LLP

                  27. Financial Data Schedule

                  99. Additional Exhibits - MBIA Corp. GAAP Financial Statements