Form 10-Q
period 2000-03-31
MBIA INC
filed 2000-05-15
CIK 814585

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 2000

                                       OR

        ( ) TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from __________ to __________



Commission File No. 1-9583          I.R.S. Employer Identification No.06-1185706



                                    MBIA INC.

                            A Connecticut Corporation

                      113 King Street, Armonk, N. Y. 10504
                                 (914) 273-4545

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ NO _____

As of May 10, 2000 there were outstanding 98,383,764 shares of Common Stock, par value $1 per share, of the registrant.

                                      INDEX
                                      -----
                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         MBIA Inc. and Subsidiaries

         Consolidated Balance Sheets - March 31, 2000
           and December 31, 1999                                             3

         Consolidated Statements of Income - Three months
           ended March 31, 2000 and 1999                                     4

         Consolidated Statement of Changes in Shareholders' Equity
           -  Three months ended March 31, 2000                              5

         Consolidated Statements of Cash Flows
           -  Three months ended March 31, 2000 and 1999                     6

         Notes to Consolidated Financial Statements                      7 - 8


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          9 - 21



PART II  OTHER INFORMATION, AS APPLICABLE

Item 6.  Exhibits and Reports on Form 8-K                                   22


SIGNATURES                                                                  23









                                       (2)

                           MBIA INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (Dollars in thousands except per share amounts)


                                                                                     March 31, 2000    December 31, 1999
                                                                                     --------------    -----------------
            ASSETS
Investments:
 Fixed-maturity securities held as available-for-sale
  at fair value (amortized cost $6,150,880 and $6,006,506)                            $  6,008,500         $  5,783,979
  Short-term investments, at amortized cost
  (which approximates fair value)                                                          260,945              274,022
 Other investments                                                                         147,323              146,038
                                                                                      ------------         ------------
                                                                                         6,416,768            6,204,039
 Municipal investment agreement portfolio held as available-for-sale
  at fair value (amortized cost $4,542,245 and $4,583,920)                               4,481,227            4,489,551
                                                                                      ------------         ------------
    TOTAL INVESTMENTS                                                                   10,897,995           10,693,590

Cash and cash equivalents                                                                   56,453               93,559
Securities borrowed or purchased under agreements to resell                                200,611              261,171
Accrued investment income                                                                  126,753              135,344
Deferred acquisition costs                                                                 255,816              251,922
Prepaid reinsurance premiums                                                               407,797              403,210
Reinsurance recoverable on unpaid losses                                                    31,439               30,819
Goodwill (less accumulated amortization of $62,446 and $68,388)                            108,348              110,023
Property and equipment, at cost (less accumulated depreciation
  of $53,743 and $50,469)                                                                  129,738              128,733
Receivable for investments sold                                                            118,388               24,922
Other assets                                                                               103,920              130,606
                                                                                      ------------         ------------
     TOTAL ASSETS                                                                     $ 12,437,258         $ 12,263,899
                                                                                      ============         ============
            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deferred premium revenue                                                            $  2,315,148         $  2,310,758
  Loss and loss adjustment expense reserves                                                475,062              467,279
  Municipal investment agreements                                                        3,463,819            3,483,911
  Municipal repurchase agreements                                                          983,257            1,028,921
  Long-term debt                                                                           589,291              689,204
  Short-term debt                                                                          168,694               68,751
  Securities loaned or sold under agreements to repurchase                                 314,511              288,750
  Deferred income taxes                                                                     76,268               32,805
  Deferred fee revenue                                                                      36,676               36,536
  Payable for investments purchased                                                         92,808              102,666
  Other liabilities                                                                        255,074              241,217
                                                                                      ------------         ------------
     TOTAL LIABILITIES                                                                   8,770,608            8,750,798
                                                                                      ------------         ------------

Shareholders' Equity:
  Preferred stock, par value $1 per share; authorized shares--10,000,000;
   issued and outstanding -- none                                                             ---                  ---
  Common stock, par value $1 per share; authorized shares--200,000,000;
   issued shares -- 100,155,635 and 100,072,846                                            100,156              100,073
  Additional paid-in capital                                                             1,193,775            1,191,108
  Retained earnings                                                                      2,598,536            2,486,478
  Accumulated other comprehensive loss, net of
   deferred income tax benefit of $(73,505) and $(112,920)                                (155,569)            (224,511)
  Unallocated ESOP shares                                                                   (3,872)              (4,363)
  Unearned compensation--restricted stock                                                   (9,770)              (9,986)
  Treasury stock -- 1,311,022 shares in 2000 and 520,722 shares in 1999                    (56,606)             (25,698)
                                                                                      ------------         ------------
     TOTAL SHAREHOLDERS' EQUITY                                                          3,666,650            3,513,101
                                                                                      ------------         ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 12,437,258         $ 12,263,899
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

                                      (3)

                               MBIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                    (Dollars in thousands except per share amounts)

                                                               THREE MONTHS ENDED
                                                                     MARCH 31
                                                          ------------------------------
                                                               2000             1999
                                                          --------------   -------------
INSURANCE
     Revenues:
        Gross premiums written                                 $148,837         $154,910
        Ceded premiums                                          (42,966)         (59,996)
                                                          --------------   -------------
           Net premiums written                                 105,871           94,914
        (Increase) decrease in deferred premium revenue          (1,167)          17,197
                                                          --------------   -------------
           Premiums earned (net of ceded premiums of
              $38,379 and $30,449)                              104,704          112,111
        Net investment income                                    95,370           87,765
        Advisory fees                                             7,975            4,965
                                                          --------------   -------------
           Total insurance revenues                             208,049          204,841

     Expenses:
        Losses and loss adjustment                                8,587          161,930
        Policy acquisition costs, net                             8,586            9,193
        Operating                                                19,394           18,098
                                                          --------------   -------------
           Total insurance expenses                              36,567          189,221
                                                          --------------   -------------
     Insurance income                                           171,482           15,620
                                                          --------------   -------------
INVESTMENT MANAGEMENT SERVICES
     Revenues                                                    26,878           19,342
     Expenses                                                    13,596            9,967
                                                          --------------   -------------
     Investment management services income                       13,282            9,375
                                                          --------------   -------------
MUNICIPAL SERVICES
     Revenues                                                     7,622            3,679
     Expenses                                                     8,051           10,966
                                                          --------------   -------------
     Municipal services loss                                       (429)          (7,287)
                                                          --------------   -------------
CORPORATE
     Net realized gains                                          11,885            9,664
     Interest expense                                            13,496           13,496
     Other expenses                                               3,647            1,922
                                                          --------------   -------------
     Corporate loss                                              (5,258)          (5,754)
                                                          --------------   -------------
Income before income taxes                                      179,077           11,954

Provision for income taxes                                       46,757            2,534
                                                          --------------   -------------

NET INCOME                                                     $132,320         $  9,420
                                                          ==============   =============

NET INCOME PER COMMON SHARE:
     BASIC                                                     $   1.34         $   0.09
     DILUTED                                                   $   1.33         $   0.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING:
     BASIC                                                   99,100,433       99,547,368
     DILUTED                                                 99,676,043      100,465,119

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                       (4)

                           MBIA INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                     (In thousands except per share amounts)

                                                                                             Accumulated
                                            Common Stock         Additional                     Other
                                       ----------------------     Paid-in       Retained    Comprehensive
                                         Shares      Amount       Capital       Earnings        Loss
                                       ----------   ---------   -------------  -----------  -------------

Balance, January 1, 2000                  100,073    $100,073     $1,191,108   $2,486,478       $(224,511)

Comprehensive income:
   Net income                                 ---         ---            ---      132,320             ---
   Other comprehensive income:
     Change in unrealized
      depreciation of investments
      net of change in deferred
      income taxes of $(39,415)               ---         ---            ---          ---          72,839
     Change in foreign currency
      translation                             ---         ---            ---          ---          (3,897)
      Other comprehensive income
Comprehensive income

Treasury shares acquired                      ---         ---            ---          ---             ---

Exercise of stock options                      73          73          2,259          ---             ---

Unallocated ESOP shares                       ---         ---            (29)         ---             ---

Unearned compensation-
  restricted stock                             10          10            437          ---             ---

Dividends (declared and paid per
  common share $0.205)                        ---         ---            ---      (20,262)            ---
                                       ----------   ---------   -------------  -----------   -------------
Balance, March 31, 2000                   100,156    $100,156     $1,193,775   $2,598,536       $(155,569)
                                       ==========   =========   =============  ===========   =============



                                                         Unearned
                                        Unallocated    Compensation-     Treasury Stock         Total
                                           ESOP         Restricted     --------------------  Shareholders'
                                          Shares           Stock        Shares     Amount      Equity
                                       --------------  --------------  ---------  --------- -------------
Balance, January 1, 2000                     $(4,363)        $(9,986)      (521)  $(25,698)  $3,513,101

Comprehensive income:
   Net income                                    ---             ---        ---        ---      132,320
   Other comprehensive income:
     Change in unrealized
      depreciation of investments
      net of change in deferred
      income taxes of $(39,415)                  ---             ---        ---        ---       72,839
     Change in foreign currency
      translation                                ---             ---        ---        ---       (3,897)
                                                                                             ------------
      Other comprehensive income                                                                 68,942
                                                                                             ------------
Comprehensive income                                                                            201,262
                                                                                             ------------
Treasury shares acquired                         ---             ---       (790)   (30,908)     (30,908)

Exercise of stock options                        ---             ---        ---        ---        2,332

Unallocated ESOP shares                          491             ---        ---        ---          462

Unearned compensation-
  restricted stock                               ---             216        ---        ---          663

Dividends (declared and paid per
  common share $0.205)                           ---             ---        ---        ---      (20,262)
                                       --------------  --------------  ---------  --------- -------------
Balance, March 31, 2000                      $(3,872)        $(9,770)    (1,311)  $(56,606)  $3,666,650
                                       ==============  ==============  =========  ========= =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                              2000
                                          ----------
Disclosure of reclassification amount:
   Unrealized appreciation of
     investments arising
     during the period, net of taxes        $76,237
   Reclassification of adjustment,
     net of taxes                            (3,398)
                                          ----------
   Net unrealized appreciation,
     net of taxes                           $72,839
                                          ==========


                                      (5)

                           MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In thousands)

                                                                      Three months ended
                                                                           March 31
                                                                   -------------------------
                                                                       2000          1999
                                                                   ------------   ----------
Cash flows from operating activities:
  Net income                                                         $132,320        $ 9,420
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Decrease in accrued investment income                               8,591          8,550
    Increase in deferred acquisition costs                             (3,894)          (498)
    Increase in prepaid reinsurance premiums                           (4,587)       (29,547)
    Increase in deferred premium revenue                                5,754         12,353
    Increase in loss and loss adjustment expense reserves, net          7,163        158,717
    Depreciation                                                        3,274          2,417
    Amortization of goodwill                                            1,675          1,754
    Amortization of bond discount, net                                 (6,911)        (4,915)
    Net realized gains on sale of investments                         (11,885)        (9,664)
    Deferred income tax provision (benefit)                             4,085        (47,165)
    Other, net                                                         39,365        (22,634)
                                                                  -----------    -----------
    Total adjustments to net income                                    42,630         69,368
                                                                  -----------    -----------
    Net cash provided by operating activities                         174,950         78,788
                                                                  -----------    -----------

Cash flows from investing activities:
  Purchase of fixed-maturity securities, net
    of payable for investments purchased                           (1,581,886)    (1,966,627)
  Sale of fixed-maturity securities, net of
    receivable for investments sold                                 1,344,599      1,724,242
  Redemption of fixed-maturity securities, net of
    receivable for investments redeemed                                76,984        100,133
  Sale of short-term investments, net                                   5,820        100,988
  (Purchase) sale of other investments, net                            (1,712)         8,395
  Purchases for municipal investment agreement
    portfolio, net of payable for investments purchased              (545,242)      (495,169)
  Sales from municipal investment agreement
    portfolio, net of receivable for investments sold                 516,382        399,684
  Capital expenditures, net of disposals                               (4,413)        (6,589)
  Other, net                                                            8,376         (2,517)
                                                                  -----------    -----------
    Net cash used by investing activities                            (181,092)      (137,460)
                                                                  -----------    -----------

Cash flows from financing activities:
  Dividends paid                                                      (20,406)       (19,897)
  Purchase of treasury stock                                          (30,908)           ---
  Proceeds from issuance of municipal investment
    and repurchase agreements                                         523,515        507,152
  Payments for drawdowns of municipal investment
    and repurchase agreements                                        (591,818)      (385,507)
  Securities loaned or sold under agreements to repurchase, net        86,321        (35,071)
  Exercise of stock options                                             2,332          5,765
                                                                  -----------    -----------
    Net cash (used) provided by financing activities                  (30,964)        72,442
                                                                  -----------    -----------

Net (decrease) increase in cash and cash equivalents                  (37,106)        13,770
Cash and cash equivalents - beginning of period                        93,559         20,757
                                                                  -----------    -----------
Cash and cash equivalents - end of period                            $ 56,453        $34,527
                                                                  ===========    ===========
Supplemental cash flow disclosures:
    Income taxes paid                                                $  1,168        $ 2,518
    Interest paid:
      Municipal investment and repurchase agreements                 $ 61,637        $45,841
      Long-term debt                                                   13,631         13,554

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      (6)

                           MBIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  Basis of Presentation
    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 1999 for MBIA Inc. and Subsidiaries (the company). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the company's financial position and results of operations. The results of operations for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Business segment results are presented gross of intersegment transactions, which are not material to each segment.

2.  Dividends Declared
    Dividends declared by the company during the three months ended March 31, 2000 were $20.3 million.

3.  Recent Accounting  Pronouncements
    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. SFAS 133 is effective for the company for the year commencing January 1, 2001. The company is currently evaluating the impact of the adoption of SFAS 133 on the consolidated financial statements.

                                       (7)

                           MBIA INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.  Unallocated  Loss Reserve  Methodology  Update
    The company completed an update of its unallocated loss reserving methodology in the first quarter of 1999. The update included an analysis of loss-reserve factors based on the latest available industry data. The company included the analysis of historical default and recovery experience for the relevant sectors of the fixed-income market. Also factored in was the changing mix of the company's book of business. The study resulted in an increase in the company's quarterly loss provision and a one-time charge in the first quarter of 1999 of $153 million to incorporate the new factors on the existing insured portfolio.












                                      (8)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




OVERVIEW
--------
MBIA (the company) posted strong financial and operating results for the quarter as we continued to focus on our triple-A ratings, no-loss underwriting standards, and building of shareholder value. Our disciplined approach to pricing and risk selection enabled the company to add another quarter of high quality future earnings to our balance sheet. Our asset management business posted very strong results for the quarter as operating income rose 42%. The company is well positioned to capitalize on strong long-term growth prospects in our insurance and investment business units, particularly in our international financial guarantee sector.


FORWARD-LOOKING AND CAUTIONARY STATEMENTS
-----------------------------------------
Statements included in this discussion which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1998. The words "believe," "anticipate," "project," "plan," "expect," "intend," "will likely result," or "will continue," and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of their respective dates. The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in or underlying our company's forward-looking statements:

* fluctuations in the economic, credit or interest rate environment in the United States and abroad;
*  level of activity within the national and international credit markets;
*  competitive conditions and pricing levels;
*  legislative and regulatory developments;
*  technological developments;
*  changes in tax laws;
*  the effects of mergers, acquisitions and divestitures; and
*  uncertainties that have not been identified at this time.

Our company undertakes no obligation to publicly correct or update any forward-looking statement if we later become aware that such results are not likely to be achieved.

                                      (9)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS
---------------------
SUMMARY

The following chart presents highlights of our consolidated financial results for the first quarters of 2000 and 1999.
                                                          Percent Change
                                March 31,    March 31,    --------------
                                   2000         1999       2000 vs.1999
 -----------------------------------------------------------------------
 Net income (in millions):
  As reported                      $132           $9         1,305%
  Excluding one-time charges       $132         $124             7%

 Per share data:*
  Net income:
   As reported                    $1.33        $0.09         1,378%
   Excluding one-time
   charges                        $1.33        $1.23             8%
  Operating earnings              $1.25        $1.17             7%
  Core earnings                   $1.23        $1.04            18%
  Book value                     $37.14       $37.11            ---
  Adjusted book value            $54.31       $52.57             3%
 -----------------------------------------------------------------------
  *All earnings per share calculations are diluted.

     Core earnings, which exclude the effects of refundings and calls on our insured issues, realized capital gains and losses on our investment portfolio and nonrecurring charges, provide the most indicative measure of our underlying profit. For the first quarter of 2000, core earnings per share reflected strong top line results at 18% over first quarter 1999.

    Our first quarter 2000 net income and earnings per share, excluding one-time charges, grew 7% and 8%, respectively. Including the one-time charges, net income increased by 1,305% for 2000 over 1999.

    Operating earnings per share, which exclude the impact of realized gains and losses and one-time charges, increased by 7% over first quarter 1999.

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

                                      (10)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



The  following  table  presents the  components  of our adjusted  book value per share:
                                                           Percent Change
                                 March 31,    March 31,    ---------------
                                    2000         1999       2000 vs. 1999
--------------------------------------------------------------------------
Book value                        $37.14        $37.11           ---
After-tax value of:
   Net deferred premium
    revenue, net of deferred       10.87         10.77            1%
    acquisition costs
   Present value of future
    installment premiums*           5.06          4.31           17%
   Unrealized gain on
    investment contract
    liabilities                     1.24          0.38          226%
--------------------------------------------------------------------------
Adjusted book value               $54.31        $52.57            3%
--------------------------------------------------------------------------
*The discount rate used to present value future installment premiums was 9%.

     Our book value at March 31, 2000 was $37.14 per share, up from $37.11 at March 31, 1999. Our adjusted book value per share was $54.31 at March 31, 2000, a 3% increase from first quarter-end 1999.


FINANCIAL GUARANTEE INSURANCE

The company's production in terms of adjusted gross premiums (AGP), gross premiums written (GPW) and par written for the first quarters of 2000 and 1999 is presented in the following table:
                                                               Percent Change
                                     March 31,    March 31,    ---------------
                                        2000         1999       2000 vs. 1999
------------------------------------------------------------------------------
Premiums written (in millions):
     AGP                                $155        $182           (15)%
     GPW                                $149        $155            (4)%

Par written (in billions)               $ 15        $ 24           (38)%

    In the first quarter of 2000, bond issuance was down for the quarter significantly from 1999 levels, causing renewed pricing pressures. However, we were able to maintain our pricing discipline and continued to write business levels of A and above for the period. As a result, AGP was down by 15% compared to the first quarter of 1999, while par insured was down by 38%. This indicates that we received more premium for every dollar of risk insured. AGP includes our upfront premiums as well as the estimated present value of current and future premiums from installment-based insurance policies issued during the period. GPW, as reported in our financial statements, primarily reflects cash receipts and does not include the value of future premium receipts expected from installment policies originated in the period. GPW was $149 million, down 4% from the first quarter of 1999.

                                      (11)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



    We estimate the present value of our total future installment premium stream on outstanding policies to be $769 million at March 2000, compared with $660 million at March 1999, a growth rate of 16%.

MUNICIPAL MARKET Domestic new issue municipal market information and MBIA's par and premium writings in both the new issue and secondary domestic municipal markets are shown in the following table:

                                                           Percent Change
                                 March 31,    March 31,    --------------
  Domestic Municipal                2000         1999       2000 vs. 1999
  ----------------------------------------------------------------------------
  Total new issue market:*
    Par value (in billions)         $34          $53           (36)%
    Insured penetration              50%          57%
    MBIA market share                22%          22%

  MBIA insured:
    Par written (in billions)       $ 5          $ 9           (45)%
    Premiums (in millions):
     AGP                            $72          $91           (21)%
     GPW                            $73          $87           (16)%
  ----------------------------------------------------------------------------
     * Market data are reported on a sale date basis while MBIA's insured data are based on closing date information. Typically, there can be a one- to four-week delay between the sale date and closing date of an insured issue.


New issuance was weak in the municipal market, decreasing by 36% to $34 billion for the first quarter of 2000, compared with $53 billion in the first quarter of 1999. The insured penetration also decreased to 50% in 2000 from 57% in 1999. Somewhat offsetting the weak new issue market was a strong secondary market, as activity in this market is frequently counter-cyclical to activity in the new issue market, and returns tend to be higher. By taking advantage of our strong secondary operations and some unique opportunities, we were able to improve our overall returns and maintain strong credit quality in the business we wrote.

    MBIA's domestic municipal AGP decreased by 21% over 1999's first quarter while par written declined by 45%. The decrease in AGP when compared with the greater decline in par written is the result of a value-added pricing discipline which ensures that we realize not just adequate, but attractive returns on each deal we insure.

    Looking ahead to the second quarter in the municipal market, we are expecting stronger issuance, a better mix of business, and firm pricing.

                                      (12)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



STRUCTURED FINANCE MARKET Details regarding the asset-backed market and MBIA's par and premium writings in both the domestic new issue and secondary structured finance markets are shown in the table below:

                                                              Percent Change
    Domestic                        March 31,    March 31,    --------------
    Structured Finance                2000         1999        2000 vs. 1999
    ------------------------------------------------------------------------
    Total asset-backed market:*
      Par value (in billions)         $52          $49              7%

    MBIA insured:
      Par written (in billions)       $ 5         $ 11           (52)%
      Premiums (in millions):
       AGP                            $37          $40            (6)%
       GPW                            $42          $37             13%
    ------------------------------------------------------------------------

    *Market data exclude mortgage-backed securities and private placements.

     As with first quarter municipal issuance, overall public and private structured finance issuance was down. Our par written was down sharply at 52% from first quarter 1999, resulting from low volume in the home equity business and a difficult comparison to the first quarter of 1999 in the consumer asset sector. The good news was that AGP was down only 6% for the quarter, far less than the insured par value. This relationship between par insured and AGP reflects strong pricing discipline and a shift in the mix of our portfolio toward higher priced business.

     Credit quality shifted somewhat during the quarter, with 37% of the business written rated A or better, and 63% in the triple B category. This compares with the first quarter of 1999 with 57% written rated A or better and 43% in the triple B category. Pricing remained strong and expected returns were comparable to the same period last year. Looking ahead to the second quarter, volume has been picking up and our business prospects look strong.

INTERNATIONAL MARKET. The international results were up compared with the first quarter of 1999. Global asset-backed deals dominated the mix of business written during the quarter, followed by volume from Latin America, Australia, and the Netherlands. Our municipal and structured finance international business volume in the new issue and secondary markets for the first quarters of 2000 and 1999 are illustrated as follows:

                                                            Percent Change
                                   March 31,    March 31,   --------------
   International                      2000        1999      2000 vs. 1999
   -----------------------------------------------------------------------
      Par written (in billions)       $3.5        $2.7          31%
      Premiums (in millions):
       AGP                            $ 45        $ 43           5%
       GPW                            $ 30        $ 22          34%


                                      (13)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



    Par written and AGP were up 31% and 5%, respectively, for 2000 compared with the first quarter of 1999. This year 82% of our international business written in the quarter was rated A or above, substantially stronger than the 59% rated A or better we insured in the first quarter of 1999. This higher quality insured volume, as well as the mix of business written, accounts for the weakening AGP to par insured ratio. The opportunities in our international sector are significant and we are well positioned to capitalize on these opportunities in the future.

    On March 21, 2000 the company and Ambac Financial Group, Inc. (Ambac) announced the restructuring of the international joint marketing and reinsurance arrangements that have been in place since 1995 with the formation of the MBIA-AMBAC International joint venture. The company and Ambac will continue having reciprocal reinsurance and surveillance arrangements for international business in 2000. The companies will market and originate international financial guarantee insurance independently. The restructuring did not affect business conducted in Japan where the market for financial guarantees is just beginning to develop. The companies will continue to market and originate transactions jointly under the original arrangement in Japan.


REINSURANCE Premiums ceded to reinsurers from all insurance operations were $43 million and $60 million in the first quarter of 2000 and 1999, respectively. Cessions as a percentage of GPW decreased to 29% in 2000 from 39% in 1999. The decrease in our cession rate from first quarter 1999 was largely driven by the 1999 strategic use of reinsurance to shape the portfolio. We have continued the initiative begun in the fourth quarter of 1998 as we focused on reducing larger single risks across the portfolio.

     Most of our reinsurers are rated Double-A or higher by S&P, or Single-A or higher by A. M. Best Co. Although we remain liable for all reinsured risks, we are confident that we will recover the reinsured portion of any losses, should they occur.

PREMIUMS EARNED The composition of MBIA's premiums earned in terms of its scheduled and refunded components is illustrated below:

                                             Percent Change
                     March 31,   March 31,   --------------
  In millions           2000       1999       2000 vs. 1999
  ---------------------------------------------------------
  Premiums earned:
     Scheduled          $102         $89            14%
     Refunded              3          23          (86)%
  ---------------------------------------------------------
  Total                 $105        $112           (7)%


                                      (14)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




    Premiums are recognized over the life of the bonds we insure. The extended premium recognition coupled with compounding investment income from investing our premiums and capital form a solid foundation for consistent revenue growth. In 2000 premiums earned from scheduled amortization increased by 14% over the first quarter of 1999, indicating that the benefits of the increased pricing strategy established in early 1999 are beginning to emerge.

    Refunded premiums earned declined significantly this year compared with the first quarter of 1999, reflecting the higher interest rate environment. When an MBIA-insured bond issue is refunded or retired early, the related deferred premium revenue is earned immediately. The amount of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rates of the bond issue, the issuer's desire or ability to modify bond covenants and applicable regulations under the Internal Revenue Code.

INVESTMENT INCOME Our insurance-related investment income (exclusive of capital gains) increased 9% to $95 million in the first quarter of 2000, up from $88 million in the first quarter of 1999. This increase was primarily due to a shift in the investment portfolio from tax-exempt to taxable investments, and the growth of cash flow available for investment. Our cash flows were generated from operations and the compounding of previously earned and reinvested investment income.

ADVISORY FEES The company collects fee revenues in conjunction with certain structured finance transactions. Fees are generally deferred and earned over the life of the related transactions. In the first quarter of 2000, advisory fee revenues increased 61% to $8 million from $5 million. This increase was primarily due to the "non-deferrable" type of fees recognized during the quarter.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) We maintain a loss reserve based on our estimate of unidentified losses from our insured obligations. The total reserve is calculated by applying a risk factor based on a study of bond defaults to net debt service written. To the extent that we identify specific insured issues as currently or likely to be in default, the present value of our expected payments, net of expected reinsurance and collateral recoveries, is allocated within the total loss reserve as case-specific reserves.

     We periodically evaluate our estimates for losses and LAE and any resulting adjustments are reflected in current earnings. We believe that our reserving methodology and the resulting reserves are adequate to cover the ultimate net cost of claims. However, the reserves are based on estimates, and there can be no assurance that any ultimate liability will not exceed such estimates.

     In 1999, we completed an update of our loss reserving methodology. The update included an analysis of loss-reserve factors based on the latest available industry data. We included the analysis of historical default and recovery experience for the

                                      (15)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



relevant sectors of the fixed-income market. Also factored in was the changing mix of our book of business. The study resulted in an increase in our company's loss reserving factors and a one-time charge of $153 million in the first quarter of 1999, to incorporate the new factors on the existing insured portfolio.

     The following table shows the case-specific, reinsurance recoverable and unallocated components of our total loss and LAE reserves at the end of the first quarter of 2000 and 1999, as well as our loss provision for the first quarter of 2000 and 1999:

                                                                 Percent Change
                                          March 31,   March 31,  ---------------
In millions                                 2000        1999      2000 vs.1999
--------------------------------------------------------------------------------
Case-specific:
 Gross                                       $242        $224           8%
 Reinsurance recoverable on unpaid losses      31          31           3%
--------------------------------------------------------------------------------
Total case reserves                           211         193           9%
Unallocated                                   233         236         (1)%
--------------------------------------------------------------------------------
Net loss and LAE reserves                    $444        $429           3%

Provision                                    $  9        $162        (95)%


OPERATING EXPENSES Expenses related to the production of our insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. Our company's policy acquisition costs, general operating expenses and total insurance operating expenses, as well as related expense ratios, are shown below:

                                                        Percent Change
                                 March 31,   March 31,  --------------
 In millions                        2000       1999      2000 vs. 1999
 ---------------------------------------------------------------------

 Policy acquisition costs, net       $ 9        $ 9           ---
 Operating                            19         18             7%
 ---------------------------------------------------------------------
 Total insurance
  operating expenses                 $28        $27             3%

 Expense ratio:
  GAAP                              26.7%      24.3%
  Statutory                         20.9%      20.9%


     For the first quarter of 2000, policy acquisition costs net of deferrals remained consistent with the first quarter of 1999. The ratio of policy acquisition costs net of deferrals to earned premiums has also remained steady at 8.2% for both 1999 and 2000.


                                      (16)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     Operating expenses increased 7% over the first quarter of 1999. Total insurance operating expenses increased 3%, reflecting the company's increased emphasis on expense management.

     Financial guarantee insurance companies use the statutory expense ratio (expenses before deferrals divided by net premiums written) as a measure of expense management. Our company's first quarter 2000 statutory expense ratio has remained consistent with the first quarter of 1999 at 20.9%. The GAAP expense ratio has increased over the first quarter of 1999 to 26.7% from 24.3%, reflecting the decline in the refunding earned premiums year over year.

INSURANCE INCOME MBIA's insurance income of $171 million for the first quarter of 2000 increased significantly over the first quarter of 1999 due to the one-time increase to our loss provision in 1999. Excluding the one-time provision increase, insurance income grew by 2%.

INVESTMENT MANAGEMENT SERVICES

In 1998 after our merger with 1838 Investment Advisors, Inc. (1838), the company formed a holding company, MBIA Asset Management Corporation, to consolidate the resources and capabilities of our four investment management services. The table below summarizes our consolidated investment management results for the first quarters of 2000 and 1999:

                       March 31,       March 31,            Percent Change
  In millions             2000           1999                2000 vs. 1999
  ------------------------------------------------------------------------------

  Revenues                 $27            $19                     39%
  Expenses                  14             10                     36%
  ------------------------------------------------------------------------------
  Income                   $13            $ 9                     42%


     The success of the merger with 1838 is reflected in the investment management services operating results, with consolidated revenues up 39% over the first quarter of 1999, while expenses were up slightly less at 36%. As a result, operating income increased by 42% for the first quarter of 2000 over the same period in 1999. We ended the quarter with over $33 billion in assets under management, up 10% from the end of 1999.

     MBIA Asset Management Corporation is comprised of 1838, MBIA Municipal Investors Service Corp. (MBIA-MISC), MBIA Investment Management Corp. (IMC) and MBIA Capital Management Corp. (CMC). The following provides a summary of each of these businesses:

1838 is a full-service asset management firm with a strong institutional focus. It manages over $13 billion in equity, fixed-income and balanced portfolios for a client base comprised of municipalities, endowments, foundations, corporate employee benefit plans and high-net-worth individuals.


                                      (17)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



MBIA-MISC   provides  cash  management,   investment  fund   administration  and
fixed-rate investment placement services directly to local governments and school districts. Its subsidiary, American Money Management Associates, Inc.
(AMMA), provides investment and treasury management consulting services for municipal and quasi-public-sector clients. Both MBIA-MISC and AMMA are Securities and Exchange Commission (SEC)-registered investment advisers and at March 31, 2000 had $7 billion in assets under management, up 10% over March 31, 1999.

IMC provides state and local governments with tailored investment agreements for bond proceeds and other public funds, such as construction, loan origination, capitalized interest and debt service reserve funds. At March 31, 2000, principal and accrued interest outstanding on investment and repurchasing agreements was $4.4 billion, compared with $3.6 billion at March 31, 1999. At amortized cost, the assets supporting IMC's investment agreements were $4.5 billion and $3.6 billion at March 31, 2000 and 1999. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

     IMC from time-to-time uses derivative financial instruments to manage interest rate risk. We have established policies limiting the amount, type and concentration of such instruments. By matter of policy, derivative positions can only be used to hedge interest rate exposures and not for speculative trading purposes. At first quarter-end 2000, our exposure to derivative financial instruments was not material.

CMC is an SEC-registered investment adviser and National Association of Securities Dealers member firm. CMC specializes in fixed-income management for institutional funds and provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and MBIA's insurance related portfolios. At March 31, 2000, CMC's assets under management were $1.8 billion compared to $1.1 billion at March 31, 1999.

MUNICIPAL SERVICES

MBIA MuniServices Company (MBIA MuniServices)(formerly known as Strategic Services, Inc.) was established in 1996 as part of the company's strategy to broaden its product offerings to its core clients, leveraging its relationships and presence as a leading provider of products and services to the public sector. During 1999, the company completed a reorganization of the operations of two of its subsidiaries, Municipal Tax Bureau (MTB) and Municipal Resource Consultants (MRC). With the reorganization complete, this business, operating as MBIA MuniServices, is now focused on delivering revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, audit, collections/recovery, enforcement and information (data) services. The Municipal Services segment also includes Capital Asset Holdings, Inc. (Capital Asset), a servicer of delinquent tax certificates.

     In the first quarter of 2000 the municipal services operations lost $0.4 million compared with a loss of $7 million during the same period of 1999.


                                      (18)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



CORPORATE

NET REALIZED GAINS Net realized gains were $12 million in the first quarter of 2000, which was comparable with $10 million in the first quarter of 1999.

INTEREST EXPENSE   In the first  quarter of 2000,  we  incurred  $13  million of interest expense, the same as in the first quarter of 1999.

OTHER EXPENSES In the first quarter of 2000 other expenses were comprised primarily of non-insurance goodwill amortization and general corporate overhead.

TAXES

Our tax policy is to optimize our after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, we will see our tax rate fluctuate from time-to-time as we manage our investment portfolio on a total return basis. Our effective tax rate has increased over last year's first quarter primarily due to a shift from tax-exempt investments into taxable investments.

CAPITAL RESOURCES
-----------------
We carefully manage our capital resources to optimize our cost of capital while maintaining appropriate claims-paying resources to sustain our Triple-A claims-paying ratings. At March 31, 2000, our total shareholders' equity was $3.7 billion, with total long-term borrowings at $589 million. We use debt financing to lower our overall cost of capital, thereby increasing our return on shareholders' equity. We maintain debt at levels we consider to be prudent based on our cash flow and total capital. The following table shows our long-term debt and the ratio we use to measure it:

                                            March 31,      December 31,
                                              2000             1999
 ---------------------------------------------------------------------------
 Long-term debt (in millions)                 $589             $689
 Long-term debt to total capital                14%              16%



    In July 1999, the Board of Directors authorized the repurchase of 7.5 million shares of common stock of the company. The company began the repurchase program in the fourth quarter of 1999. As of March 31, 2000 the company has repurchased a total of 1,290,300 shares at an average price of $43.10.

    In addition, our insurance company has a $900 million irrevocable standby line of credit facility with a group of major Triple-A Rated banks to provide funds for the payment of claims in the event that severe losses should occur. The agreement is for a seven-year term, which expires on October 31, 2006, and, subject to approval by the banks, may be renewed annually to extend the term to seven years beyond


                                      (19)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



the renewal date. Our insurance company also maintains stop-loss reinsurance coverage of $175 million in excess of incurred losses of $700 million.

     At quarter end, total claims-paying resources for our insurance company stood at $8.7 billion, an 8% increase over first quarter-end 1999.

LIQUIDITY

Cash flow needs at the parent company level are primarily for dividends to our shareholders and interest payments on our debt. These requirements have historically been met by upstreaming dividend payments from the insurance company, which generates substantial cash flow from premium writings and investment income. In the first quarter of 2000, operating cash flow totaled $175 million.

     Under New York state insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In our case, dividends in any 12-month period cannot be greater than 10% of policyholders' surplus. During the first three months of 2000 our insurance company paid dividends of $47 million and at March 31, 2000 had dividend capacity in excess of $14 million without special regulatory approval.

     The company has significant liquidity supporting its businesses. At the end of the first quarter of 2000, cash equivalents and short-term investments totaled $317 million. Should significant cash flow reductions occur in any of our businesses, for any combination of reasons, we have additional alternatives for meeting ongoing cash requirements. They include selling or pledging our fixed-income investments from our investment portfolio, tapping existing liquidity facilities and new borrowings.

     The company has substantial external borrowing capacity. We maintain two short-term bank lines totaling $650 million with a group of worldwide banks. At March 31, 2000, there were no balances outstanding under these lines.


                                      (20)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     The investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At March 31, 2000, the fair value of our consolidated investment portfolio was $10.9 billion, as shown below:

                                                            Percent Change
                                  March 31,   December 31,  --------------
 In millions                         2000         1999       2000 vs.1999
 -------------------------------------------------------------------------
 Insurance operations:
   Amortized cost                 $ 6,559      $ 6,427              2%
   Unrealized loss                   (142)        (223)           (36%)
 -------------------------------------------------------------------------
 Fair value                       $ 6,417      $ 6,204              3%
 -------------------------------------------------------------------------

 Municipal investment
   Agreements:
   Amortized cost                 $ 4,542      $ 4,584             (1%)
   Unrealized loss                    (61)         (94)           (35%)
 -------------------------------------------------------------------------
 Fair value                       $ 4,481      $ 4,490             ---
 -------------------------------------------------------------------------
 Total portfolio at fair value    $10,898      $10,694              2%


     The growth of our insurance-related investments in 2000 was the result of positive cash flows. The fair value of investments related to our municipal investment agreement business has remained constant at $4.5 billion.

     The investment portfolios are considered to be available-for-sale, and the differences between their fair value and amortized cost, net of applicable taxes, are reflected as an adjustment to shareholders' equity. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates occurring after a fixed-income security is purchased, although other factors influence fair value, including credit-related actions, supply and demand forces and other market factors. The weighted-average credit quality of our fixed-income portfolios has been maintained at Double-A since our inception. Since we generally intend to hold most of our investments to maturity as part of our risk management strategy, we expect to realize a value substantially equal to amortized cost.










                                      (21)

PART  II  -  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  11.      Computation of Earnings Per Share Assuming Dilution

                  27.      Financial Data Schedule

                  99. Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

             (b) Reports on Form 8-K: No Reports on Form 8-K were filed in this quarter.










                                      (22)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                           MBIA INC.
                                                  -----------------------------
                                                             Registrant




Date:       May 15, 2000                            /s/  Neil G. Budnick
        -------------------                       ------------------------------
                                                  Neil G. Budnick
                                                  Chief Financial Officer







Date:       May 15, 2000                            /s/ Douglas C. Hamilton
        -------------------                       ------------------------------
                                                  Douglas C. Hamilton
                                                  Controller
                                                  (Principal Accounting Officer)











                                      (23)