Form 10-Q
period 2000-06-30
MBIA INC
filed 2000-08-11
CIK 814585

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 2000


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ NO _____

As of August 4, 2000 there were outstanding 100,360,258 shares of Common Stock, par value $1 per share, of the registrant.

                                      INDEX
                                      -----


                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         MBIA Inc. and Subsidiaries

         Consolidated Balance Sheets - June 30, 2000
           and December 31, 1999                                               3

         Consolidated Statements of Income - Three months and
           six months ended June 30, 2000 and 1999                             4

         Consolidated Statement of Changes in Shareholders' Equity
           -  Six months ended June 30, 2000                                   5

         Consolidated Statements of Cash Flows
           -  Six months ended June 30, 2000 and 1999                          6

         Notes to Consolidated Financial Statements                        7 - 8


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9 - 22



PART II  OTHER INFORMATION, AS APPLICABLE

Item 4.  Submission of Matters to a Vote of Security Holders                  23

Item 6.  Exhibits and Reports on Form 8-K                                     23


SIGNATURES                                                                    24






                                       (2)

                           MBIA INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 (Dollars in thousands except per share amounts)

                                                                                  June 30, 2000         December 31, 1999
                                                                                 ----------------      -------------------

              ASSETS
Investments:
  Fixed-maturity securities held as available-for-sale
   at fair value (amortized cost $6,189,584 and $6,006,506)                         $ 6,027,101            $ 5,783,979
  Short-term investments, at amortized cost
   (which approximates fair value)                                                      293,384                274,022
  Other investments                                                                     139,343                146,038
                                                                                   ------------           ------------
                                                                                      6,459,828              6,204,039
  Municipal investment agreement portfolio held as available-for-sale
   at fair value (amortized cost $4,657,819 and $4,583,920)                           4,577,308              4,489,551
                                                                                   ------------           ------------
    TOTAL INVESTMENTS                                                                11,037,136             10,693,590

Cash and cash equivalents                                                                70,182                 93,559
Securities borrowed or purchased under agreements to resell                             197,111                261,171
Accrued investment income                                                               143,428                135,344
Deferred acquisition costs                                                              257,657                251,922
Prepaid reinsurance premiums                                                            435,983                403,210
Reinsurance recoverable on unpaid losses                                                 27,250                 30,819
Goodwill (less accumulated amortization of $64,121 and $68,388)                         106,673                110,023
Property and equipment, at cost (less accumulated depreciation
  of $57,303 and $50,469)                                                               131,461                128,733
Receivable for investments sold                                                         203,230                 24,922
Other assets                                                                            107,136                130,606
                                                                                   ------------           ------------
    TOTAL ASSETS                                                                    $12,717,247            $12,263,899
                                                                                   ============           ============
              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Deferred premium revenue                                                          $ 2,360,138            $ 2,310,758
  Loss and loss adjustment expense reserves                                             443,694                467,279
  Municipal investment agreements                                                     3,500,919              3,483,911
  Municipal repurchase agreements                                                       971,197              1,028,921
  Long-term debt                                                                        589,320                689,204
  Short-term debt                                                                       160,194                 68,751
  Securities loaned or sold under agreements to repurchase                              305,711                288,750
  Deferred income taxes                                                                  83,109                 32,805
  Deferred fee revenue                                                                   36,049                 36,536
  Payable for investments purchased                                                     300,066                102,666
  Other liabilities                                                                     250,006                241,217
                                                                                   ------------           ------------
    TOTAL LIABILITIES                                                                 9,000,403              8,750,798
                                                                                   ------------           ------------

Shareholders' Equity:
  Preferred stock, par value $1 per share; authorized shares--10,000,000;
   issued  and outstanding -- none                                                           --                     --
  Common stock, par value $1 per share; authorized shares--200,000,000;
   issued shares -- 100,353,537 and 100,072,846                                         100,354                100,073
  Additional paid-in capital                                                          1,200,610              1,191,108
  Retained earnings                                                                   2,707,917              2,486,478
  Accumulated other comprehensive loss, net of
   deferred income tax benefit of $(87,689) and $(112,920)                             (182,296)              (224,511)
  Unallocated ESOP shares                                                                (3,537)                (4,363)
  Unearned compensation--restricted stock                                                (8,983)                (9,986)
  Treasury stock -- 2,110,922 shares in 2000 and 520,722 shares in 1999                 (97,221)               (25,698)
                                                                                   ------------           ------------
    TOTAL SHAREHOLDERS' EQUITY                                                        3,716,844              3,513,101
                                                                                   ------------           ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $12,717,247            $12,263,899
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

                                       (3)

                           MBIA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in thousands except per share amounts)


                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                      JUNE 30                                JUNE 30
                                                        ---------------------------------       ---------------------------------
                                                            2000                 1999               2000                1999
                                                        -------------       -------------       -------------       -------------
INSURANCE
  Revenues:
   Gross premiums written                                    $189,295            $146,817            $338,132            $301,727
   Ceded premiums                                             (61,810)            (35,356)           (104,776)            (95,352)
                                                        -------------       -------------       -------------       -------------
    Net premiums written                                      127,485             111,461             233,356             206,375
   (Increase) decrease in deferred premium revenue            (18,333)             (4,244)            (19,500)             12,953
                                                        -------------       -------------       -------------       -------------
    Premiums earned (net of ceded premiums of
     $33,624, $27,738, $72,003, and $58,187)                  109,152             107,217             213,856             219,328
   Net investment income                                       99,472              88,861             194,842             176,626
   Advisory fees                                                6,219               6,550              14,194              11,515
                                                        -------------       -------------       -------------       -------------
    Total insurance revenues                                  214,843             202,628             422,892             407,469

  Expenses:
   Losses and loss adjustment                                  13,735              10,239              22,322             172,169
   Policy acquisition costs, net                                8,736               9,231              17,322              18,424
   Operating                                                   21,281              20,115              40,675              38,213
                                                        -------------       -------------       -------------       -------------
     Total insurance expenses                                  43,752              39,585              80,319             228,806
                                                        -------------       -------------       -------------       -------------
  Insurance income                                            171,091             163,043             342,573             178,663
                                                        -------------       -------------       -------------       -------------

INVESTMENT MANAGEMENT SERVICES
  Revenues                                                     28,943              20,301              55,821              39,643
  Expenses                                                     15,174              10,762              28,770              20,729
                                                        -------------       -------------       -------------       -------------
  Investment management services income                        13,769               9,539              27,051              18,914
                                                        -------------       -------------       -------------       -------------

MUNICIPAL SERVICES
  Revenues                                                     11,313               6,310              18,935               9,989
  Expenses                                                     11,378               9,417              19,429              20,383
                                                        -------------       -------------       -------------       -------------
  Municipal services loss                                         (65)             (3,107)               (494)            (10,394)
                                                        -------------       -------------       -------------       -------------

CORPORATE
  Net realized gains                                            7,425               7,291              19,310              16,955
  Interest expense                                             13,355              13,497              26,851              26,993
  Other expenses                                                4,754               4,888               8,401               6,810
  One-time corporate charges                                       --             105,023                  --             105,023
                                                        -------------       -------------       -------------       -------------
  Corporate loss                                              (10,684)           (116,117)            (15,942)           (121,871)
                                                        -------------       -------------       -------------       -------------

  Income before income taxes                                  174,111              53,358             353,188              65,312

  Income tax provision (benefit)                               44,718              (3,435)             91,475                (901)
                                                        -------------       -------------       -------------       -------------

  NET INCOME                                                 $129,393            $ 56,793            $261,713            $ 66,213
                                                        =============       =============       =============       =============

  NET INCOME PER COMMON SHARE:
   BASIC                                                     $   1.32            $   0.57            $   2.65            $   0.66
   DILUTED                                                   $   1.31            $   0.56            $   2.64            $   0.66

  WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING:
   BASIC                                                   98,323,037          99,671,350          98,711,735          99,609,359
   DILUTED                                                 98,932,392         100,592,588          99,302,974         100,532,884


         The accompanying notes are an integral part of the consolidated financial statements.

                                       (4)

                           MBIA INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                    FOR THE SIX MONTHS ENDED JUNE 30, 2000

                     (In thousands except per share amounts)

                                                                                             Accumulated
                                            Common Stock         Additional                     Other
                                       ----------------------     Paid-in       Retained    Comprehensive
                                         Shares      Amount       Capital       Earnings        Loss
                                       ----------   ---------   ------------   -----------  -------------

Balance, January 1, 2000                  100,073    $100,073     $1,191,108   $2,486,478       $(224,511)

Comprehensive income:
   Net income                                 ---         ---            ---      261,713             ---
   Other comprehensive income:
     Change in unrealized
      depreciation of investments
      net of change in deferred
      income taxes of $(25,231)               ---         ---            ---          ---          46,484
     Change in foreign currency
      translation                             ---         ---            ---          ---          (4,269)
      Other comprehensive income
Total comprehensive income

Treasury shares acquired                      ---         ---            ---          ---             ---

Exercise of stock options                     273         273          9,238          ---             ---

Unallocated ESOP shares                       ---         ---            (41)         ---             ---

Unearned compensation-
  restricted stock                              8           8            305          ---             ---

Dividends (declared and paid per
  common share $0.41)                         ---         ---            ---      (40,274)            ---
                                       ----------   ---------   ------------   -----------   -------------
Balance, June 30, 2000                    100,354    $100,354     $1,200,610   $2,707,917       $(182,296)
                                       ==========   =========   ============   ===========   =============



                                                         Unearned
                                        Unallocated    Compensation-     Treasury Stock         Total
                                           ESOP         Restricted     --------------------  Shareholders'
                                          Shares           Stock        Shares     Amount      Equity
                                       --------------  --------------  ---------  --------- -------------
Balance, January 1, 2000                     $(4,363)        $(9,986)      (521)  $(25,698)  $3,513,101

Comprehensive income:
   Net income                                    ---             ---        ---        ---      261,713
   Other comprehensive income:
     Change in unrealized
      depreciation of investments
      net of change in deferred
      income taxes of $(25,231)                  ---             ---        ---        ---       46,484
     Change in foreign currency
      translation                                ---             ---        ---        ---       (4,269)
                                                                                             ------------
      Other comprehensive income                                                                 42,215
                                                                                             ------------
Total comprehensive income                                                                      303,928
                                                                                             ------------
Treasury shares acquired                         ---             ---     (1,590)   (71,523)     (71,523)

Exercise of stock options                        ---             ---        ---        ---        9,511

Unallocated ESOP shares                          826             ---        ---        ---          785

Unearned compensation-
  restricted stock                               ---           1,003        ---        ---        1,316

Dividends (declared and paid per
  common share $0.41)                            ---             ---        ---        ---      (40,274)
                                       --------------  --------------  ---------  --------- -------------
Balance, June 30, 2000                       $(3,537)        $(8,983)    (2,111)  $(97,221)  $3,716,844
                                       ==============  ==============  =========  ========= =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                               2000
                                            -----------
Disclosure of reclassification amount:
  Unrealized appreciation of
    investments arising
    during the period, net of taxes            $53,340
  Reclassification of adjustment,
    net of taxes                                (6,856)
                                            -----------
  Net unrealized appreciation,
     net of taxes                              $46,484
                                            ===========

                                    (5)

                           MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                        Six months ended
                                                                             June 30
                                                                   ---------------------------
                                                                       2000           1999
                                                                   -----------     -----------
Cash flows from operating activities:
  Net income                                                          $261,713        $ 66,213
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Increase in accrued investment income                               (8,084)           (995)
    Increase in deferred acquisition costs                              (5,735)         (4,600)
    Increase in prepaid reinsurance premiums                           (32,773)        (37,165)
    Increase in deferred premium revenue                                52,273          24,212
    (Decrease) increase in loss and loss adjustment
      expense reserves, net                                            (20,016)        158,631
    Depreciation                                                         6,834           4,923
    Amortization of goodwill                                             3,350           3,552
    Amortization of bond discount, net                                 (15,351)        (10,092)
    Net realized gains on sale of investments                          (19,310)        (16,955)
    Deferred income tax provision (benefit)                             25,097         (91,287)
    Other, net                                                          28,253          19,198
                                                                   -----------     -----------
    Total adjustments to net income                                     14,538          49,422
                                                                   -----------     -----------
    Net cash provided by operating activities                          276,251         115,635
                                                                   -----------     -----------

Cash flows from investing activities:
  Purchase of fixed-maturity securities, net
   of payable for investments purchased                             (3,399,501)     (3,512,961)
  Sale of fixed-maturity securities, net of
   receivable for investments sold                                   3,061,188       3,145,933
  Redemption of fixed-maturity securities, net of
   receivable for investments redeemed                                 133,480         161,559
 (Purchase) sale of short-term investments, net                         (2,407)        168,968
  Sale of other investments, net                                         5,316          17,613
  Purchases for municipal investment agreement
   portfolio, net of payable for investments purchased              (1,069,705)     (1,275,646)
  Sales from municipal investment agreement
   portfolio, net of receivable for investments sold                 1,045,166         849,215
  Capital expenditures, net of disposals                                (9,739)        (15,964)
  Other, net                                                             8,385          (2,173)
                                                                   -----------     -----------
    Net cash used by investing activities                             (227,817)       (463,456)
                                                                   -----------     -----------
Cash flows from financing activities:
  Net repayment from retirement of short-term debt                      (8,500)             --
  Dividends paid                                                       (40,516)        (39,874)
  Purchase of treasury stock                                           (71,523)             --
  Proceeds from issuance of municipal investment
   and repurchase agreements                                         1,036,880       1,258,565
  Payments for drawdowns of municipal investment
   and repurchase agreements                                        (1,078,684)       (801,998)
  Securities loaned or sold under agreements to repurchase, net         81,021         (35,071)
  Exercise of stock options                                              9,511          11,471
                                                                   -----------     -----------
    Net cash (used) provided by financing activities                   (71,811)        393,093
                                                                   -----------     -----------

Net (decrease) increase in cash and cash equivalents                   (23,377)         45,272
Cash and cash equivalents - beginning of period                         93,559          20,757
                                                                   -----------     -----------
Cash and cash equivalents - end of period                             $ 70,182        $ 66,029
                                                                   ===========     ===========

Supplemental cash flow disclosures:
  Income taxes paid                                                   $ 37,686        $ 88,999
  Interest paid:
    Municipal investment and repurchase agreements                    $128,044        $102,293
    Long-term debt                                                      26,194          26,144

         The accompanying notes are an integral part of the consolidated financial statements.

                                      (6)

                           MBIA Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements




1.   BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 1999 for MBIA Inc. and Subsidiaries (the company). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the company's financial position and results of operations. The results of operations for the six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Business segment results are presented gross of intersegment transactions, which are not material to each segment.

2.   DIVIDENDS DECLARED
     ------------------
     Dividends declared by the company during the six months ended June 30, 2000 were $40.3 million.

3.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------
     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities." (SFAS 133) SFAS 133 is effective for all quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions in which the company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which the company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the period in which earnings are impacted by the variability of the cash flows of the


                                       (7)

                           MBIA Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)



     hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. The company is currently evaluating the impact that the adoption of SFAS 133 will have on its earnings and statement of financial position.

4.   UNALLOCATED LOSS RESERVE METHODOLOGY UPDATE
     -------------------------------------------
     The company completed an update of its unallocated loss reserving methodology in the first quarter of 1999. The update included an analysis of loss-reserve factors based on the latest available industry data. The company included the analysis of historical default and recovery experience for the relevant sectors of the fixed-income market. Also factored in was the changing mix of the company's book of business. The study resulted in an increase in the company's quarterly loss provision and a one-time charge in the first quarter of 1999 of $153 million to incorporate the new factors on the existing insured portfolio.

5.   CAPITAL ASSET WRITE-DOWN
     ------------------------
     Early in 1999, the company concluded that its investment in Capital Asset was not consistent with its strategic objectives and took steps to restructure it for divestiture. As part of this process, the company evaluated the recoverability of its investment in Capital Asset. Through a detailed valuation exercise, management estimated the total pretax impairment to be $102 million and, accordingly, a write-down for that amount was recorded in the consolidated statement of income as a one-time corporate charge during the second quarter of 1999.




                                       (8)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



OVERVIEW
--------
MBIA Inc. and Subsidiaries (the company) turned in a solid quarter as we continue to focus on our triple-A ratings, no-loss underwriting standards, and building of shareholder value. We continued our disciplined approach to pricing and risk selection enabling the company to add another quarter of high quality future earnings to our balance sheet. Our asset management business posted very strong results for the quarter as operating income rose 44%. The company is well positioned to capitalize on strong long-term growth prospects in our insurance and investment management business segments and, particularly, in our international financial guarantee sector.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
-----------------------------------------
Statements included in this discussion which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1998. The words "believe," "anticipate," "project," "plan," "expect," "intend," "will likely result," or "will continue," and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of their respective dates. The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in or underlying our company's forward-looking statements:

o fluctuations in the economic, credit or interest rate environment in the United States and abroad;
o  level of activity within the national and international credit markets;
o  competitive conditions and pricing levels;
o  legislative and regulatory developments;
o  technological developments;
o  changes in tax laws;
o  the effects of mergers, acquisitions and divestitures; and
o  uncertainties that have not been identified at this time.

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


                                       (9)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)



RESULTS OF OPERATIONS
---------------------
SUMMARY
The following chart presents highlights of our consolidated financial results for the second quarter and first six months of 2000 and 1999.

                                                                                          Percent Change
                                                                                     --------------------------
                                                                                     2nd Quarter   Year-to-date
                                                                                     -----------   ------------
                                                  2nd Quarter            June 30        2000           2000
                                              -----------------    ------------------    vs.            vs.
                                               2000       1999       2000      1999     1999           1999
---------------------------------------------------------------------------------------------------------------
Net income (in millions):
 As reported                                  $  129     $   57    $   262    $    66   128%           295%
 Excluding one-time charges                   $  129     $  122    $   262    $   246     6%             6%

Per share data: *
 Net income:
  As reported                                 $ 1.31     $ 0.56    $  2.64    $  0.66   134%           300%
  Excluding one-time charges                  $ 1.31     $ 1.21    $  2.64    $  2.45     8%             8%
  Operating earnings                          $ 1.26     $ 1.16    $  2.51    $  2.34     9%             7%
  Core earnings                               $ 1.20     $ 1.07    $  2.44    $  2.11    12%            16%

 Book value                                                        $ 37.88    $ 35.56                    7%
 Adjusted book value                                               $ 55.58    $ 51.52                    8%
---------------------------------------------------------------------------------------------------------------

*All earnings per share calculations are diluted.


     Core earnings, which exclude the effects of refundings and calls on our insured issues, realized gains and losses on our investment portfolio and nonrecurring charges, provide the most indicative measure of our underlying profit. For the second quarter and first six months of 2000, core earnings per share increased 12% and 16%, respectively, over the second quarter and first six months of 1999, reflecting strong results in our investment management services segment and a near breakeven result in our municipal services segment.

     Our second quarter and first six months of 2000 net income and earnings per share, excluding one-time charges, grew 6% and 8%, respectively. Including the one-time charges, second quarter net income increased by 128% over 1999 and our first half net income increased 295% over 1999.

     Operating earnings per share, which exclude the impact of realized gains and losses and one-time charges, increased by 9% and 7%, respectively, over the second quarter and first half of 1999.

     Our book value at June 30, 2000 was $37.88 per share, up from $35.56 at June 30, 1999. A more appropriate measure of a financial guarantee company's intrinsic value is its adjusted book value. It is defined as book value plus the after-tax effects of net


                                      (10)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)



deferred premium revenue net of deferred acquisition costs, the present value of unrecorded future installment premiums, and the unrealized gains or losses on investment contract liabilities. Our adjusted book value per share was $55.58 at June 30, 2000, an 8% increase from second quarter-end 1999.

The following table presents the components of our adjusted book value per share:

                                                                  Percent Change
                                 June 30,         June 30,        --------------
                                   2000             1999          2000 vs. 1999
-------------------------------------------------------------------------------
Book value                       $37.88            $35.56              7%
After-tax value of:
    Net deferred premium
     revenue, net of deferred
     acquisition costs            11.04             10.74              3%
    Present value of future
     installment premiums*         5.29              4.33             22%
    Unrealized gain on
     investment contract
     liabilities                   1.37              0.89             54%
-------------------------------------------------------------------------------
Adjusted book value              $55.58            $51.52              8%
-------------------------------------------------------------------------------
*The discount rate used to present value future installment premiums was 9% for both periods.


INSURANCE

The company's production in terms of adjusted gross premiums (AGP), gross premiums written (GPW) and par insured for the second quarter and first six months of 2000 and 1999 is presented in the following table:

                                                                            Percent Change
                                                                     --------------------------
                                                                     2nd Quarter   Year-to-date
                                                                     -----------   ------------
                               2nd Quarter           June 30            2000           2000
                              ------------        -------------          vs.            vs.
                              2000    1999        2000     1999         1999           1999
-----------------------------------------------------------------------------------------------
Premiums written:
(in millions)
     AGP                      $226    $144        $381     $326          58%            17%
     GPW                      $189    $147        $338     $302          29%            12%

Par insured (in billions)     $ 27    $ 19        $ 42     $ 43          38%           (4)%


     In the second quarter of 2000, bond issuance was down significantly from 1999 levels. However, we were able to maintain our pricing discipline and continued to write business of levels A and above for the period. As a result, AGP was up by 58% compared to the second quarter of 1999, while par insured was up by only 38%. AGP includes our upfront premiums as well as the estimated present value of current and future premiums from installment-based insurance policies issued during the period. GPW, as reported in our financial statements, primarily reflects cash receipts and does not include the value of future premium receipts expected from installment policies


                                      (11)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)



originated in the period. GPW was $189 million, up 29% over the second quarter of 1999.

     For the first six months of 2000 AGP was up by 17% compared to the same period a year ago, while par insured was down by 4%. GPW was $338 million for the first half of 2000, up 12% over the first half of 1999.

         We estimate the present value of our total future installment premium stream on outstanding policies to be $799 million at June 30, 2000, compared with $664 million at June 30, 1999.

MUNICIPAL MARKET Domestic new issue municipal market information and MBIA's par and premium writings in both the new issue and secondary domestic municipal markets are shown in the following table:

                                                                            Percent Change
                                                                     --------------------------
                                                                     2nd Quarter   Year-to-date
                                                                     -----------   ------------
                               2nd Quarter           June 30            2000           2000
                              ------------        -------------          vs.            vs.
Domestic Municipal            2000    1999        2000     1999         1999           1999
-----------------------------------------------------------------------------------------------
Total new issue market:*
  Par value (in billions)    $  45    $ 49       $  81    $ 102         (8)%          (21)%
  Insured penetration          44%     52%         46%      54%
  MBIA market share            35%     26%         29%      24%

MBIA insured:
  Par insured (in billions)  $  11    $  9       $  16    $  18          23%          (14)%
  Premiums (in millions):
   AGP                       $ 104    $ 90       $ 176    $ 186          16%           (5)%
   GPW                       $  95    $ 83       $ 170    $ 176          15%           (3)%
-----------------------------------------------------------------------------------------------

* Market data are reported on a sale date basis while MBIA's insured data are based on closing date information. Typically, there can be a one- to four-week delay between the sale date and closing date of an insured issue.


New issuance was lower in the municipal market, decreasing by 8% to $45 billion for the second quarter of 2000, compared with $49 billion in the second quarter of 1999. The insured penetration also decreased in the second quarter to 44% in 2000 from 52% in the second quarter of 1999. MBIA's market share of insured par was 35% for the quarter compared with 26% in last year's second quarter. For the first six months of 2000, new issuance in the municipal market was down 21% to $81 billion and insured penetration was 46%, down from 54% last year. MBIA captured 29% of the insured municipal market this year compared with 24% in the first six months of 1999.

     Somewhat offsetting the lower new issue market was a strong secondary market, as activity in this market is frequently counter-cyclical to activity in the new issue market, and returns tend to be higher. By taking advantage of our strong secondary operations


                                      (12)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)



and some unique opportunities, we were able to improve our overall returns and maintain strong credit quality in the business we wrote.

     MBIA's domestic municipal AGP increased by 16% over 1999's second quarter while par insured increased by 23%. On a year-to-date basis, par insured was down 14% while AGP was down only 5%, significantly less than the reduction in par insured and the market in general.

     Looking ahead to the third quarter in the municipal market, we are expecting stronger issuance, a better mix of business, and firm pricing.

STRUCTURED FINANCE MARKET Details regarding the asset-backed market and MBIA's par and premium writings in both the domestic new issue and secondary structured finance markets are shown in the table below:

                                                                            Percent Change
                                                                     --------------------------
                                                                     2nd Quarter   Year-to-date
                                                                     -----------   ------------
                               2nd Quarter           June 30            2000           2000
Domestic                      ------------        -------------          vs.            vs.
Structured Finance            2000    1999        2000     1999         1999           1999
-----------------------------------------------------------------------------------------------
Total asset-backed market:*
  Par value (in billions)     $ 59    $ 50        $111      $99          18%            12%

MBIA insured:
  Par written (in billions)   $ 11    $  9        $ 17      $21          21%          (18)%
  Premiums (in millions):
   AGP                        $ 58    $ 42        $ 96      $84          40%            15%
   GPW                        $ 42    $ 36        $ 87      $77          16%            13%
-----------------------------------------------------------------------------------------------

* Market data exclude mortgage-backed securities and private placements.

     Issuance in the asset backed market increased 18% over the second quarter of 1999. For the six month period, issuance is up 12%, still below what we expect for the full year. MBIA regained some momentum during the second quarter, insuring $11 billion of par value, up 21% compared with the second quarter of last year. AGP was up 40% for the quarter, again due to our pricing discipline. For the year par insured was down 18% while AGP was up 15%.

     Credit quality improved modestly during the quarter, with 40% of the business written rated A or better. Looking ahead to the third quarter, volume has been picking up and our business prospects look strong.


                                      (13)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)



INTERNATIONAL MARKET The international results were up sharply over the second quarter of 1999. The quarterly mix of business included several very large deals, and a good diversification by bond type and by country. During the quarter 86% of international business insured was rated A or above, up from 82% in the first quarter of the year. For the first half of 2000 global CDO deals dominated the mix of business, followed by CDO volume from Europe and Australia. Our municipal and structured finance international business volume in the new issue and secondary markets for the second quarter and first six months of 2000 and 1999 are illustrated as follows:

                                                                               Percent Change
                                                                        --------------------------
                                                                        2nd Quarter   Year-to-date
                                                                        -----------   ------------
                                  2nd Quarter           June 30            2000           2000
                                 ------------        -------------          vs.            vs.
International                    2000    1999        2000     1999         1999           1999
-----------------------------------------------------------------------------------------------
   Par insured (in billions)     $  6    $  2       $   9     $  5          177%           93%
   Premiums (in millions):
    AGP                          $ 64    $ 12       $ 109     $ 55          423%           97%
    GPW                          $ 51    $ 27       $  82     $ 49           90%           65%
-----------------------------------------------------------------------------------------------



International par insured was up 177% to $6 billion in the second quarter and AGP was $64 million, up over 400%. For the six month period par and AGP were up 93% and 97%, respectively, as we have reported almost as much AGP in the first six months of 2000 as we did for the entire year of 1999.

     On March 21, 2000 the company and Ambac Financial Group, Inc. (Ambac) announced the restructuring of the international joint marketing and reinsurance arrangements that have been in place since 1995 with the formation of the MBIA-AMBAC International joint venture. The company and Ambac will continue having reciprocal reinsurance and surveillance arrangements for international business in 2000. The companies will market and originate international financial guarantee insurance independently. The restructuring did not affect business conducted in Japan where the market for financial guarantees is just beginning to develop. The companies will continue to market and originate transactions jointly under the original arrangement in Japan. We believe the decision to dissolve the MBIA/AMBAC joint venture is working better than expected for both parties.


Reinsurance Premiums ceded to reinsurers from all insurance operations were $62 million and $35 million in the second quarter of 2000 and 1999, respectively. Cessions as a percentage of GPW increased to 33% in 2000 from 24% in 1999. For the first six months of 2000 we have ceded 31% of GPW, slightly less than the 32% we ceded in last year's first half.


                                      (14)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)



     Reinsurance is a very good capital source for MBIA. It allows us to write better quality, better return business, and yet stay within our very strict single risk and credit guidelines. We have continued the initiative begun in the fourth quarter of 1998 as we focused on reducing larger single risks across the portfolio.

     Most of our reinsurers are rated Double-A or higher by S&P, or Single-A or higher by A. M. Best Co. Although we remain liable for all reinsured risks, we are confident that we will recover the reinsured portion of any losses, should they occur.

PREMIUMS EARNED The composition of MBIA's premiums earned in terms of its scheduled and refunded components is illustrated below:

                                                                               Percent Change
                                                                        --------------------------
                                                                        2nd Quarter   Year-to-date
                                                                        -----------   ------------
                                  2nd Quarter            June 30            2000           2000
                                 ------------         -------------          vs.            vs.
In millions                      2000    1999         2000     1999         1999           1999
--------------------------------------------------------------------------------------------------
Premiums earned:
   Scheduled                    $ 100   $  92        $ 202    $ 181           9%            11%
   Refunded                         9      15           12       38        (40)%          (68)%
--------------------------------------------------------------------------------------------------
Total                           $ 109   $ 107        $ 214    $ 219           2%           (2)%
--------------------------------------------------------------------------------------------------


     Premiums are recognized over the life of the bonds we insure. The extended premium recognition coupled with compounding investment income from investing our premiums and capital form a solid foundation for consistent revenue growth. In the second quarter and first six months of 2000 premiums earned from scheduled amortization increased by 9% and 11%, respectively, over the second quarter and first six months of 1999, indicating that the benefits of the increased pricing strategy established in early 1999 are beginning to emerge.

     Refunded premiums earned declined significantly this year compared with the second quarter of 1999, reflecting the higher interest rate environment. When an MBIA-insured bond issue is refunded or retired early, the related deferred premium revenue is earned immediately. The amount of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rates of the bond issue, the issuer's desire or ability to modify bond covenants and applicable regulations under the Internal Revenue Code.

INVESTMENT INCOME Our insurance-related investment income (exclusive of realized gains) increased 12% to $99 million in the second quarter of 2000, up from $89 million in the second quarter of 1999. In the first six months of 2000 investment income is up 10% over 1999. This increase was primarily due to a shift in the investment portfolio from tax-exempt to taxable investments, and the growth of cash flow available for investment. Our cash flows were generated from operations and the compounding of previously earned and reinvested investment income.


                                      (15)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)



ADVISORY FEES The company collects fee revenues in conjunction with certain structured finance transactions. Fees are generally deferred and earned over the life of the related transactions. In the second quarter of 2000, advisory fee revenues decreased 5% to $6 million from $7 million. This decrease was primarily due to the non-deferrable type of fees recognized during the quarter. Advisory fees are up 23% for the first six months of 2000 compared with the first six months of 1999.

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

     The following table shows the case-specific, reinsurance recoverable and unallocated components of our total loss and LAE reserves at the end of the second quarter of 2000 and 1999, as well as our loss provision for the second quarter of 2000 and 1999:

                                                                        Percent Change
                                                June 30,    June 30,    --------------
In millions                                       2000        1999       2000 vs. 1999
--------------------------------------------------------------------------------------
Case-specific:
 Gross                                            $199        $217           (8)%
 Reinsurance recoverable on unpaid losses           27          30           (9)%
--------------------------------------------------------------------------------------
Net case reserves                                  172         187           (8)%
Unallocated                                        244         242            1 %
--------------------------------------------------------------------------------------
Net loss and LAE reserves                         $416        $429           (3)%

Provision                                         $ 14        $ 10            34%


                                      (16)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)



OPERATING EXPENSES Expenses related to the production of our insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. Our company's policy acquisition costs, general operating expenses and total insurance operating expenses, as well as related expense ratios, are shown below:

                                                                               Percent Change
                                                                        --------------------------
                                                                        2nd Quarter   Year-to-date
                                                                        -----------   ------------
                                  2nd Quarter            June 30            2000           2000
                                 ------------         -------------          vs.            vs.
In millions                      2000    1999         2000     1999         1999           1999
--------------------------------------------------------------------------------------------------
Policy acquisition costs, net    $  9    $  9         $ 17     $ 18          ---           (6)%
Operating                          21      20           41       38           6%             6%
                                 -----------------------------------------------------------------
Total insurance
 operating expenses              $ 30    $ 29         $ 58     $ 56           2%             2%

Expense ratio:
 GAAP                           27.5%   27.4%        27.1%    25.8%
 Statutory                      19.7%   24.4%        20.3%    22.8%
--------------------------------------------------------------------------------------------------


     For the second quarter of 2000, policy acquisition costs net of deferrals remained consistent with the second quarter of 1999. The ratio of policy acquisition costs net of deferrals to earned premiums decreased to 8.0% for the second quarter of 2000 compared with 8.6% for the comparable 1999 period. For the first half of 2000, policy acquisition costs net of deferrals decreased 6% to $17 million compared with the first six months of 1999. The ratio of policy acquisition costs net of deferrals to earned premiums decreased to 8.1% for the first half of 2000 compared with 8.4% for the comparable 1999 period.

     Operating expenses increased 6% over the second quarter and the first six months of 1999. Total insurance operating expenses increased modestly over the second quarter and the first half of 1999, reflecting the company's increased emphasis on expense management.

Financial guarantee insurance companies use the statutory expense ratio (expenses before deferrals divided by net premiums written) as a measure of expense management. Our company's second quarter 2000 statutory expense ratio of 19.7% is significantly below the second quarter 1999 ratio of 24.4%. The GAAP expense ratio remained relatively flat with the second quarter of 1999. For the first six months of 2000 the statutory expense ratio of 20.3% is also below the comparable 1999 period ratio of 22.8%.

INSURANCE INCOME The company's insurance income of $171 million for the second quarter of 2000 increased 5% over the second quarter of 1999. For the first half, insurance income, excluding the one-time pre-tax charge of $152.7 million in 1999 to increase loss reserves, rose 3 percent to $343 million from $331 million a year ago.


                                      (17)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)



INVESTMENT MANAGEMENT SERVICES

In 1998 after our merger with 1838 Investment Advisors, Inc. (1838), the company formed a holding company, MBIA Asset Management Corporation, to consolidate the resources and capabilities of our four investment management services. The table below summarizes our consolidated investment management results for the second quarter and first six months of 2000 and 1999:

                                                                               Percent Change
                                                                        --------------------------
                                                                        2nd Quarter   Year-to-date
                                                                        -----------   ------------
                                  2nd Quarter            June 30            2000           2000
                                 ------------         -------------          vs.            vs.
In millions                      2000    1999         2000     1999         1999           1999
--------------------------------------------------------------------------------------------------
Revenues                         $ 29    $ 20         $ 56     $ 40          43%            41%
Expenses                           15      10           29       21          41%            39%
--------------------------------------------------------------------------------------------------
Income                           $ 14    $ 10         $ 27     $ 19          44%            43%


     The success of the merger with 1838 is reflected in the investment management services operating results, with consolidated revenues up 43% over the second quarter of 1999, while expenses were up slightly less at 41%. As a result, operating income increased by 44% for the second quarter of 2000 over the same period in 1999. We ended the quarter with over $34 billion in assets under management, up 24% from June 30, 1999.

     MBIA Asset Management Corporation is comprised of 1838, MBIA Municipal Investors Service Corp. (MBIA-MISC), MBIA Investment Management Corp. (IMC) and MBIA Capital Management Corp. (CMC). The following provides a summary of each of these businesses:

1838 is a full-service asset management firm with a strong institutional focus. It manages over $14 billion in equity, fixed-income and balanced portfolios for a client base comprised of municipalities, endowments, foundations, corporate employee benefit plans and high-net-worth individuals.

MBIA-MISC   provides  cash  management,   investment  fund   administration  and
fixed-rate investment placement services directly to local governments and school districts. MBIA-MISC is a Securities and Exchange Commission
(SEC)-registered investment adviser and at June 30, 2000 had $7.5 billion in assets under management, up 13% over June 30, 1999.

IMC provides state and local governments with tailored investment agreements for bond proceeds and other public funds, such as construction, loan origination, capitalized interest and debt service reserve funds. At June 30, 2000, principal and accrued interest outstanding on investment and repurchasing agreements was $4.5 billion, compared with $3.9 billion at June 30, 1999. At amortized cost, the assets supporting IMC's investment agreements were $4.7 billion and $4.0 billion at June 30, 2000 and


                                      (18)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)



1999. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

     IMC from time-to-time uses derivative financial instruments to manage interest rate risk. We have established policies limiting the amount, type and concentration of such instruments. By matter of policy, derivative positions can only be used to hedge interest rate exposures and not for speculative trading purposes. At second quarter-end 2000, our exposure to derivative financial instruments was not material.


CMC is an SEC-registered investment adviser and National Association of Securities Dealers member firm. CMC specializes in fixed-income management for institutional funds and provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and the company's insurance related portfolios. At June 30, 2000, CMC's third party assets under management were $1.8 billion compared with $1.6 billion at June 30, 1999.

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

     In the second quarter of 2000 the municipal services operations lost $0.1 million compared with a loss of $3 million during the same period of 1999. For the first half of 2000, municipal services reported a $0.5 million loss compared with a loss of $10 million in the comparable 1999 period.


CORPORATE

NET REALIZED GAINS Net realized gains were $7 million in the second quarter of 2000, the same as in the second quarter of 1999. For the first half of 2000, net realized gains were $19 million compared with $17 million in the comparable 1999 period.

INTEREST EXPENSE In the second quarter of 2000, we incurred $13 million of interest expense, the same as in the second quarter of 1999. For the first half of 2000, interest expense was $27 million, the same as in the first half of 1999.


                                      (19)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)



OTHER EXPENSES Other expenses were comprised primarily of non-insurance goodwill amortization and general corporate overhead. In the second quarter of 2000 other expenses were $5 million, the same as the comparable 1999 period. For the first half of 2000, other expenses were $8 million, slightly higher than the first half of 1999.

ONE-TIME CORPORATE CHARGES In the second quarter of 1999 one-time corporate charges were comprised of a $102 million charge for the write-down of the carrying value of the company's investment in Capital Asset and the value of the loans provided by the company to Capital Asset, as well as a $3 million loss on the sale of MuniFinancial.


TAXES

Our tax policy is to optimize our after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, we will see our tax rate fluctuate from time-to-time as we manage our investment portfolio on a total return basis. Our effective tax rate has increased over last year's second quarter primarily due to a shift from tax-exempt investments into taxable investments.


CAPITAL RESOURCES
-----------------
We carefully manage our capital resources to optimize our cost of capital while maintaining appropriate claims-paying resources to sustain our Triple-A claims-paying ratings. At June 30, 2000, our total shareholders' equity was $3.7 billion, with total long-term borrowings at $589 million. We use debt financing to lower our overall cost of capital, thereby increasing our return on shareholders' equity. We maintain debt at levels we consider to be prudent based on our cash flow and total capital. The following table shows our long-term debt and the ratio we use to measure it:

                                      June 30,                   December 31,
                                        2000                         1999
--------------------------------------------------------------------------------
Long-term debt (in millions)            $589                         $689
Long-term debt to total capital           14%                          16%



         In July 1999, the Board of Directors authorized the repurchase of 7.5 million shares of common stock of the company. The company began the repurchase program in the fourth quarter of 1999. As of June 30, 2000 the company has repurchased a total of 2,090,200 shares at an average price of $46.03.


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

     At quarter end, total claims-paying resources for our insurance company stood at $8.8 billion, an 8% increase over second quarter-end 1999.


LIQUIDITY
Cash flow needs at the parent company level are primarily for dividends to our shareholders and interest payments on our debt. These requirements have historically been met by upstreaming dividend payments from the insurance company, which generates substantial cash flow from premium writings and investment income. In the first half of 2000, operating cash flow totaled $276 million.

     Under New York state insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In our case, dividends in any 12-month period cannot be greater than 10% of policyholders' surplus. During the second quarter of 2000 our insurance company paid dividends of $14 million and at June 30, 2000 had dividend capacity in excess of $60 million without special regulatory approval.

     The company has significant liquidity supporting its businesses. At the end of the second quarter of 2000, cash equivalents and short-term investments totaled $364 million. Should significant cash flow reductions occur in any of our businesses, for any combination of reasons, we have additional alternatives for meeting ongoing cash requirements. They include selling or pledging our fixed-income investments from our investment portfolio, tapping existing liquidity facilities and new borrowings.

     The company has substantial external borrowing capacity. We maintain two short-term bank lines totaling $650 million with a group of worldwide banks. At June 30, 2000, there were no balances outstanding under these lines.

     The investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At June 30, 2000, the fair value of our consolidated investment portfolio was $11.0 billion, as shown below:


                                      (21)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)



                                           June 30,          December 31,           Percent Change
In millions                                  2000                1999                2000 vs. 1999
---------------------------------------------------------------------------------------------------
Insurance operations:
 Amortized cost                           $ 6,622             $ 6,427                      3%
 Unrealized loss                             (162)               (223)                  (27)%
---------------------------------------------------------------------------------------------------
Fair value                                $ 6,460             $ 6,204                      4%
---------------------------------------------------------------------------------------------------

Municipal investment
 Agreements:
 Amortized cost                           $ 4,658             $ 4,584                      2%
 Unrealized loss                              (81)                (94)                  (15)%
---------------------------------------------------------------------------------------------------
Fair value                                $ 4,577             $ 4,490                      2%
---------------------------------------------------------------------------------------------------
Total portfolio at fair value             $11,037             $10,694                      3%

     The growth of our insurance-related investments in 2000 was the result of positive cash flows. The fair value of investments related to our municipal investment agreement business has increased to $4.6 billion from $4.5 billion at December 31, 1999.

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


                                      (22)

PART  II  -  OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

             The following matters were voted upon at the Annual Meeting of Shareholders of the company held on May 11, 2000, and received the votes set forth below:

             1: The proposal to adopt the  company's  2000 Stock Option Plan was adopted, with 76,599,008 votes in favor, 4,873,671 votes against and 408,153 votes abstaining.

             2: The proposal to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP, certified public accountants, as independent auditors for the company for the year 2000 was adopted, with 81,483,135 votes in favor, 184,107 votes against and 213,590 votes abstaining.

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






                                                            MBIA  INC.
                                                  -----------------------------
                                                              Registrant




Date:     August 11, 2000                           /s/  Neil G. Budnick
         -------------------                      -----------------------------
                                                  Neil G. Budnick
                                                  Chief Financial Officer




Date:     August 11, 2000                           /s/ Douglas C. Hamilton
         -------------------                      ------------------------------
                                                  Douglas C. Hamilton
                                                  Controller
                                                  (Principal Accounting Officer)













                                      (24)