Form 10-Q
period 2000-09-30
MBIA INC
filed 2000-11-14
CIK 814585

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 2000


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ NO _____

As of November 3, 2000 there were outstanding 98,348,769 shares of Common Stock, par value $1 per share, of the registrant.

                                      INDEX
                                      -----


                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         MBIA Inc. and Subsidiaries

         Consolidated Balance Sheets - September 30, 2000
           and December 31, 1999                                               3

         Consolidated Statements of Income - Three months and
           nine months ended September 30, 2000 and 1999                       4

         Consolidated Statement of Changes in Shareholders' Equity
           -  Nine months ended September 30, 2000                             5

         Consolidated Statements of Cash Flows
           -  Nine months ended September 30, 2000 and 1999                    6

         Notes to Consolidated Financial Statements                        7 - 9


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           10 - 25



PART II  OTHER INFORMATION, AS APPLICABLE

Item 6.  Exhibits and Reports on Form 8-K                                     26


SIGNATURES                                                                    27






                                       (2)

                                          MBIA INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (Dollars in thousands except per share amounts)

                                                                        SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                                        -------------------   ------------------
               ASSETS
Investments:
  Fixed-maturity securities held as available-for-sale
   at fair value (amortized cost $6,313,513 and $6,006,506)                  $ 6,227,701           $ 5,783,979
  Short-term investments, at amortized cost
   (which approximates fair value)                                               365,760               274,022
  Other investments                                                              117,107               146,038
                                                                            ------------          ------------
                                                                               6,710,568             6,204,039
  Municipal investment agreement portfolio held as available-for-sale
   at fair value (amortized cost $4,995,661 and $4,583,920)                    4,952,547             4,489,551
                                                                            ------------          ------------
    TOTAL INVESTMENTS                                                         11,663,115            10,693,590

Cash and cash equivalents                                                         80,716                93,559
Securities borrowed or purchased under agreements to resell                      202,624               261,171
Accrued investment income                                                        139,475               135,344
Deferred acquisition costs                                                       262,664               251,922
Prepaid reinsurance premiums                                                     442,484               403,210
Reinsurance recoverable on unpaid losses                                          27,572                30,819
Goodwill (less accumulated amortization of $65,797 and $68,388)                  104,997               110,023
Property and equipment, at cost (less accumulated depreciation
   of $58,344 and $50,469)                                                       132,004               128,733
Receivable for investments sold                                                   63,073                24,922
Other assets                                                                     101,759               130,606
                                                                            ------------          ------------
    TOTAL ASSETS                                                             $13,220,483           $12,263,899
                                                                            ============          ============
               Liabilities and Shareholders' Equity
Liabilities:
  Deferred premium revenue                                                   $ 2,373,173           $ 2,310,758
  Loss and loss adjustment expense reserves                                      455,747               467,279
  Municipal investment agreements                                              3,728,247             3,483,911
  Municipal repurchase agreements                                                909,733             1,028,921
  Long-term debt                                                                 589,277               689,204
  Short-term debt                                                                145,426                68,751
  Securities loaned or sold under agreements to repurchase                       202,624               288,750
  Deferred income taxes                                                          135,796                32,805
  Deferred fee revenue                                                            34,079                36,536
  Payable for investments purchased                                              467,881               102,666
  Other liabilities                                                              284,734               241,217
                                                                            ------------          ------------
    TOTAL LIABILITIES                                                          9,326,717             8,750,798
                                                                            ------------          ------------

Shareholders' Equity:
  Preferred stock, par value $1 per share; authorized shares--10,000,000;
   issued  and outstanding -- none                                                  --                      --
  Common stock, par value $1 per share; authorized shares--200,000,000;
   issued shares -- 100,518,040 and 100,072,846                                  100,518               100,073
  Additional paid-in capital                                                   1,206,786             1,191,108
  Retained earnings                                                            2,818,471             2,486,478
  Accumulated other comprehensive loss, net of
   deferred income tax benefit of $(49,084) and $(112,920)                      (117,655)             (224,511)
  Unallocated ESOP shares                                                         (3,297)               (4,363)
  Unearned compensation--restricted stock                                         (7,642)               (9,986)
  Treasury stock -- 2,200,922 shares in 2000 and 520,722 shares in 1999         (103,415)              (25,698)
                                                                            ------------          ------------
    TOTAL SHAREHOLDERS' EQUITY                                                 3,893,766             3,513,101
                                                                            ------------          ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $13,220,483           $12,263,899
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

                                      (3)

                           MBIA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in thousands except per share amounts)


                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30                     SEPTEMBER 30
                                                            ---------------------------------------------------------------
                                                                 2000            1999              2000           1999
                                                            ------------    -------------      ------------    ------------
Insurance
  Revenues:
    Gross premiums written                                     $172,010         $152,749          $510,142        $454,476
    Ceded premiums                                              (49,221)         (33,029)         (153,997)       (128,381)
                                                            ------------    -------------      ------------    ------------
      Net premiums written                                      122,789          119,720           356,145         326,095
    (Increase) decrease in deferred premium revenue              (9,636)          (9,581)          (29,136)          3,372
                                                            ------------    -------------      ------------    ------------
      Premiums earned (net of ceded premiums of
        $42,720, $30,681, $114,723, and $88,868)                113,153          110,139           327,009         329,467
    Net investment income                                        99,746           90,722           294,588         267,348
    Advisory fees                                                 6,562            7,353            20,756          18,868
                                                            ------------    -------------      ------------    ------------
      Total insurance revenues                                  219,461          208,214           642,353         615,683

  Expenses:
  Losses and loss adjustment                                     13,873           14,629            36,195         186,798
  Policy acquisition costs, net                                   9,166            9,192            26,488          27,616
  Operating                                                      20,591           19,567            61,266          57,780
                                                            ------------    -------------      ------------    ------------
      Total insurance expenses                                   43,630           43,388           123,949         272,194
                                                            ------------    -------------      ------------    ------------
  Insurance income                                              175,831          164,826           518,404         343,489
                                                            ------------    -------------      ------------    ------------

Investment management services
  Revenues                                                       31,303           22,436            87,124          62,079
  Expenses                                                       16,300           11,754            45,070          32,483
                                                            ------------    -------------      ------------    ------------
  Investment management services income                          15,003           10,682            42,054          29,596
                                                            ------------    -------------      ------------    ------------

Municipal services
  Revenues                                                        9,729            6,486            28,664          16,475
  Expenses                                                        9,601            8,166            29,030          28,549
                                                            ------------    -------------      ------------    ------------
  Municipal services income (loss)                                  128           (1,680)             (366)        (12,074)
                                                            ------------    -------------      ------------    ------------

Corporate
  Net realized gains                                              5,728            6,372            25,038          23,327
  Interest expense                                               13,426           13,446            40,277          40,439
  Other expenses                                                  5,771            6,576            14,172          13,386
  One-time corporate charges                                        ---              ---               ---         105,023
                                                            ------------    -------------      ------------    ------------
  Corporate loss                                                (13,469)         (13,650)          (29,411)       (135,521)
                                                            ------------    -------------      ------------    ------------

  Income before income taxes                                    177,493          160,178           530,681         225,490

  Income tax provision                                           46,779           32,768           138,254          31,867
                                                            ------------    -------------      ------------    ------------

  Net income                                                   $130,714         $127,410          $392,427        $193,623
                                                            ============    =============      ============    ============

  Net income per common share:
    Basic                                                      $   1.33         $   1.28          $   3.98        $   1.94
    Diluted                                                    $   1.32         $   1.27          $   3.96        $   1.93

  Weighted average number of common shares
    outstanding:
    Basic                                                    98,177,222       99,728,806        98,532,263      99,649,465
    Diluted                                                  98,869,034      100,485,382        99,153,582     100,511,701

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                       (4)

                           MBIA INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                     (In thousands except per share amounts)

                                                                                             Accumulated
                                            Common Stock         Additional                     Other
                                       ----------------------     Paid-in       Retained    Comprehensive
                                         Shares      Amount       Capital       Earnings        Loss
                                       ----------   ---------   ------------   -----------  -------------

Balance, January 1, 2000                  100,073    $100,073     $1,191,108   $2,486,478       $(224,511)

Comprehensive income:
   Net income                                 ---         ---            ---      392,427             ---
   Other comprehensive income:
     Change in unrealized
      depreciation of investments
      net of change in deferred
      income taxes of $(63,836)               ---         ---            ---          ---         118,230
     Change in foreign currency
      translation                             ---         ---            ---          ---         (11,374)
      Other comprehensive income
Total comprehensive income

Treasury shares acquired                      ---         ---            ---          ---             ---

Exercise of stock options                     443         443         15,722          ---             ---

Unallocated ESOP shares                       ---         ---            (43)         ---             ---

Unearned compensation-
   restricted stock                             2           2             (1)         ---             ---

Dividends (declared and paid per
   common share $0.615)                       ---         ---            ---      (60,434)            ---
                                       ----------   ---------   ------------   -----------   -------------
Balance, September 30, 2000               100,518    $100,518     $1,206,786   $2,818,471       $(117,655)
                                       ==========   =========   ============   ===========   =============



                                                         Unearned
                                        Unallocated    Compensation-     Treasury Stock         Total
                                           ESOP         Restricted     ---------------------  Shareholders'
                                          Shares           Stock        Shares      Amount      Equity
                                       --------------  --------------  ---------  ---------- -------------
Balance, January 1, 2000                     $(4,363)        $(9,986)      (521)  $ (25,698)  $3,513,101

Comprehensive income:
   Net income                                    ---             ---        ---         ---      392,427
   Other comprehensive income:
     Change in unrealized
      depreciation of investments
      net of change in deferred
      income taxes of $(63,836)                  ---             ---        ---         ---      118,230
     Change in foreign currency
      translation                                ---             ---        ---         ---      (11,374)
                                                                                              ------------
      Other comprehensive income                                                                 106,856
                                                                                              ------------
Total comprehensive income                                                                       499,283
                                                                                              ------------
Treasury shares acquired                         ---             ---     (1,680)    (77,717)     (77,717)

Exercise of stock options                        ---             ---        ---         ---       16,165

Unallocated ESOP shares                        1,066             ---        ---         ---        1,023

Unearned compensation-
   restricted stock                              ---           2,344        ---         ---        2,345

Dividends (declared and paid per
   common share $0.615)                          ---             ---        ---         ---      (60,434)
                                       --------------  --------------  ---------  ---------- -------------
Balance, September 30, 2000                  $(3,297)        $(7,642)    (2,201)  $(103,415)  $3,893,766
                                       ==============  ==============  =========  ========== =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                                2000
                                            -----------
Disclosure of reclassification amount:
  Unrealized appreciation of
    investments arising
    during the period, net of taxes           $123,210
  Reclassification of adjustment,
    net of taxes                                (4,980)
                                            -----------
  Net unrealized appreciation,
    net of taxes                              $118,230
                                            ===========

                                    (5)

                           MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                  --------------------------
                                                                      2000           1999
                                                                  -----------    -----------
Cash flows from operating activities:
  Net income                                                         $392,427       $193,623
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    (Increase) decrease in accrued investment income                   (4,131)         4,519
    Increase in deferred acquisition costs                            (10,742)       (14,862)
    Increase in prepaid reinsurance premiums                          (39,274)       (39,513)
    Increase in deferred premium revenue                               68,410         36,141
    (Decrease) increase in loss and loss adjustment
      expense reserves, net                                            (8,285)       172,250
    Depreciation                                                        7,875          8,128
    Amortization of goodwill                                            5,026          5,308
    Amortization of bond discount, net                                (23,395)       (17,036)
    Net realized gains on sale of investments                         (25,038)       (23,327)
    Deferred income tax provision (benefit)                            39,244        (92,910)
    Other, net                                                         64,889         56,730
                                                                  -----------    -----------
    Total adjustments to net income                                    74,579         95,428
                                                                  -----------    -----------
    Net cash provided by operating activities                         467,006        289,051
                                                                  -----------    -----------

Cash flows from investing activities:
  Purchase of fixed-maturity securities, net
    of payable for investments purchased                           (5,315,817)    (5,176,721)
  Sale of fixed-maturity securities, net of
    receivable for investments sold                                 4,812,997      4,703,037
  Redemption of fixed-maturity securities, net of
    receivable for investments redeemed                               201,665        230,353
  (Purchase) sale of short-term investments, net                      (53,879)        96,774
  Sale of other investments, net                                       24,262         19,372
  Purchases for municipal investment agreement
    portfolio, net of payable for investments purchased            (3,977,524)    (1,698,886)
  Sales from municipal investment agreement
    portfolio, net of receivable for investments sold               3,887,185      1,170,459
  Capital expenditures, net of disposals                              (11,185)       (31,293)
  Other, net                                                            9,149          3,547
                                                                  -----------    -----------
    Net cash used by investing activities                            (423,147)      (683,358)
                                                                  -----------    -----------

Cash flows from financing activities:
  Net repayment from retirement of short-term debt                    (23,300)            --
  Dividends paid                                                      (60,680)       (59,820)
  Purchase of treasury stock                                          (77,717)       (17,325)
  Proceeds from issuance of municipal investment
    and repurchase agreements                                       1,797,249      1,801,514
  Payments for drawdowns of municipal investment
    and repurchase agreements                                      (1,680,840)    (1,276,900)
  Securities loaned or sold under agreements to repurchase, net       (27,579)       (12,271)
  Exercise of stock options                                            16,165         12,371
                                                                  -----------    -----------
    Net cash (used) provided by financing activities                  (56,702)       447,569
                                                                  -----------    -----------

Net (decrease) increase in cash and cash equivalents                  (12,843)        53,262
Cash and cash equivalents - beginning of period                        93,559         20,757
                                                                  -----------    -----------
Cash and cash equivalents - end of period                            $ 80,716       $ 74,019
                                                                  ===========    ===========

Supplemental cash flow disclosures:
  Income taxes paid                                                  $ 70,616       $131,491
  Interest paid:
    Municipal investment and repurchase agreements                   $190,208       $151,379
    Long-term debt                                                     39,825         40,339


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      (6)

                           MBIA Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements



1.   Basis of Presentation
     ---------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 1999 for MBIA Inc. and Subsidiaries (the company). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the company's financial position and results of operations. The results of operations for the nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Business segment results are presented gross of intersegment transactions, which are not material to each segment.

2.   Dividends Declared
     ------------------
     Dividends declared by the company during the nine months ended September 30, 2000 were $60.4 million.

3.   Recent Accounting Pronouncements
     --------------------------------
     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for all quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For transactions in which the company is hedging fair value, changes in assets and liabilities will be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income to the extent that the hedges are effective as defined by the risk management strategies. The ineffective portion of all hedges will be recognized in current-period earnings.

     The company initiated a project to implement SFAS 133 and ensure compliance with the standard. The goal of the project is to complete an

                                       (7)

                           MBIA Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)



     inventory of all existing  derivatives,  review valuation  methodologies by
     type  of  derivative,   review  risk  management  hedging  strategies,  and
     implement the appropriate procedures and systems.

     Various entities within the company have entered into derivative transactions. In relation to the insurance subsidiaries, certain insurance policies were issued that did not qualify for the Financial Guaranty exclusion. The derivatives insured by the insurance subsidiaries consist primarily of credit default swaps, total return swaps and credit linked notes. Additionally, certain investment management subsidiaries have entered into interest rate swaps and credit default swaps for economic hedging and other purposes. MBIA Inc. has also entered into an interest rate swap for cashflow hedging purposes. All such derivatives are in accordance with the company's risk management guidelines.

     The company is in the process of evaluating the impact the adoption of SFAS 133 on the company's earnings and statement of financial position. The company is also currently in the process of evaluating hedging strategies and valuation methods, which is scheduled to be completed by December 31, 2000.

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

6.   Stock Repurchase Plan
     ---------------------
     In the third quarter of 1999, the company began acquiring shares of its common stock in connection with its stock repurchase plan announced in August 1999. The plan authorizes the company to repurchase up to 7.5 million of outstanding common shares. For the first nine months of 2000 and 1999, the company purchased 1.7 million and 0.4 million shares of common

                                   (8)

                           MBIA Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)



     stock at an aggregate cost of $77.7 million and $17.3 million, respectively. The company will only repurchase shares under this program when it is economically attractive and within the constraints of the company's Triple-A claims-paying ratings.

7.   Subsequent Event
     ----------------
     On November 13, 2000, the company sold 175 million Swiss Franc notes that will mature on June 15, 2010. The issue, which carries a coupon of 4.5%, will be swapped into a U.S. dollar obligation of approximately $100 million. Proceeds of the issue will be used for general corporate purposes and for the repayment of the company's $100 million 9% notes maturing February 15, 2001. The issue was rated Aa2 by Moody's Investors Service, AA by Standard & Poor's Ratings Services and AA by Fitch. The lead underwriter for the debt offering was Deutsche Bank AG.

                                       (9)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW
--------
MBIA Inc.(the "company") is engaged in providing financial guarantee insurance and investment management and municipal services to public finance clients and financial institutions on a global basis. The company turned in a solid quarter as we continue to focus on our triple-A ratings, no-loss underwriting standards, and building of shareholder value.

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

                                      (10)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS
---------------------
SUMMARY

The following chart presents highlights of our consolidated financial results for the third quarter and first nine months of 2000 and 1999.

                                                                                     Percent Change
                                                                               --------------------------
                                                                               3rd Quarter   Year-to-date
                                                                               -----------   ------------
                                           3rd Quarter         September 30,      2000           2000
                                        ----------------   ------------------      vs.            vs.
                                         2000      1999      2000        1999     1999           1999
---------------------------------------------------------------------------------------------------------
Net income (in millions):
 As reported                            $ 131     $ 127    $  392      $  194       3%           103%
 Excluding one-time charges             $ 131     $ 122    $  392      $  368       7%             7%

Per share data: *
 Net income:
  As reported                           $1.32     $1.27    $ 3.96      $ 1.93       4%           105%
  Excluding one-time charges            $1.32     $1.22    $ 3.96      $ 3.67       8%             8%
  Operating earnings                    $1.28     $1.18    $ 3.79      $ 3.51       8%             8%
  Core earnings                         $1.22     $1.09    $ 3.66      $ 3.20      12%            14%

 Book value                                                $39.65      $35.62                     11%
 Adjusted book value                                       $57.51      $52.12                     10%
---------------------------------------------------------------------------------------------------------
*All earnings per share calculations are diluted.



     Core earnings, which exclude the effects of refundings and calls on our insured issues, realized gains and losses on our investment portfolio and nonrecurring charges, provide the most indicative measure of our underlying profit. For the third quarter and first nine months of 2000, core earnings per share increased 12% and 14%, respectively, over the third quarter and first nine months of 1999, reflecting strong results in our investment management services segment and a near breakeven result in our municipal services segment.

     Our third quarter and first nine months of 2000 net income and earnings per share, excluding one-time charges in 1999, grew 7% and 8%, respectively. Compared with core earnings per share, these results were lower due to the low level of refunding activity in 2000 compared with 1999. Including the one-time charges, third quarter net income increased by 3% over 1999 and our first nine months net income increased 103% over 1999.

     Operating earnings per share, which include refundings but exclude the impact of realized gains and losses and one-time charges, increased by 8% over the third quarter and first nine months of 1999.

                                      (11)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     Our book value at September 30, 2000 was $39.65 per share, up 11% from $35.62 at September 30, 1999. The increase in book value per share was caused primarily by an 18% increase in retained earnings partially offset by the increase in treasury stock from our share buyback program. A more appropriate measure of a financial guarantee company's intrinsic value is its adjusted book value. Adjusted book value is defined as book value plus the after-tax effects of net deferred premium revenue net of deferred acquisition costs, the present value of unrecorded future installment premiums, and the unrealized gains or losses on investment contract liabilities. Our adjusted book value per share was $57.51 at September 30, 2000, a 10% increase from third quarter-end 1999.

The following table presents the components of our adjusted book value per share:

                                         September 30,         Percent Change
                                    ---------------------     ----------------
                                       2000        1999         2000 vs. 1999
------------------------------------------------------------------------------
Book value                           $39.65      $35.62              11%
After-tax value of:
    Net deferred premium
     revenue, net of deferred         11.04       10.78              2%
     acquisition costs
    Present value of future
     installment premiums*             5.54        4.58              21%
    Unrealized gain on
     investment contract
     liabilities                       1.28        1.14              12%
------------------------------------------------------------------------------
Adjusted book value                  $57.51      $52.12              10%
------------------------------------------------------------------------------
*The discount rate used to present value future installment premiums was 9% for both periods.

The present value of future installment premium growth is being offset by the lower growth in the net deferred premium revenue, which accounts for the slightly reduced growth in adjusted book value per share compared with book value per share growth.

INSURANCE

The company's production in terms of adjusted gross premiums (AGP), gross premiums written (GPW) and par insured for the third quarter and first nine months of 2000 and 1999 is presented in the following table:

                                                                          Percent Change
                                                                   ----------------------------
                                                                    3rd Quarter    Year-to-date
                                                                   ----------------------------
                                3rd Quarter      September 30,         2000            2000
                             ----------------  -----------------        vs.             vs.
                               2000    1999      2000     1999         1999            1999
-----------------------------------------------------------------------------------------------
Premiums written:
(in millions)
     AGP                       $218    $213      $599     $538           2%             11%
     GPW                       $172    $153      $510     $454          13%             12%

Par insured (in billions)      $ 24    $ 26      $ 66     $ 70         (7)%            (5)%

                                      (12)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     In the third quarter of 2000, bond issuance was down significantly from 1999 levels. However, due to our ability to maintain our pricing levels AGP was up by 2% compared with the third quarter of 1999, while par insured was down by 7%. AGP includes our upfront premiums as well as the estimated present value of current and future premiums from installment-based insurance policies issued during the period. GPW, as reported in our financial statements, primarily reflects premiums paid upfront plus cash receipts in respect of installment premiums and does not include the value of future premium receipts expected from installment policies originated in the period. GPW was $172 million, up 13% over the third quarter of 1999. Our strong international GPW growth was partially offset by the weaker public finance GPW growth.

     For the first nine months of 2000 AGP was up by 11% compared with the same period a year ago, while par insured was down by 5%. This trend of a positive AGP variance with a decline in par insured has been consistent throughout 2000 and is the result primarily of strong pricing levels, especially in our structured finance and international markets. GPW was $510 million for the first nine months of 2000, up 12% over the first nine months of 1999. Our international GPW grew by 56% that was partially offset by a decline in public finance GPW of 2%.

     We estimate the present value of our total future installment premium stream on outstanding policies to be $838 million at September 30, 2000, compared with $700 million at September 30, 1999, a 20% increase due to the increase in structured finance and international installment policies insured.

     PUBLIC FINANCE MARKET
     Domestic new issue public finance market information and MBIA's par and premium writings in both the new issue and secondary domestic markets are shown in the following table:

                                                                                      Percent Change
                                                                               ----------------------------
                                                                                3rd Quarter    Year-to-date
                                                                               ----------------------------
                                                3rd Quarter      September 30,       2000            2000
                                             ----------------  -----------------      vs.             vs.
     Domestic Public Finance                   2000    1999      2000     1999       1999            1999
     ------------------------------------------------------------------------------------------------------
     Total new issue market:*
         Par value (in billions)               $ 40   $  51     $ 124    $ 153       (22)%          (19)%
         Insured penetration                     51%     52%       46%      54%
         MBIA market share                       29%     28%       29%      25%

     MBIA insured:
         Par insured (in billions)             $  8   $  10     $  24    $  28       (15)%          (14)%
         Premiums (in millions):
          AGP                                  $ 99   $ 114     $ 275    $ 300       (13)%           (8)%
          GPW                                  $ 89   $  88     $ 259    $ 263          2%           (2)%
     ------------------------------------------------------------------------------------------------------

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

                                      (13)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         New issuance was significantly lower in the public finance market, decreasing by 22% to $40 billion for the third quarter of 2000, compared with $51 billion in the third quarter of 1999. The insured penetration also decreased in the third quarter to 51% in 2000 from 52% in the third quarter of 1999. MBIA's market share of insured par was 29% for the quarter compared with 28% in last year's third quarter. For the first nine months of 2000, new issuance in the municipal market was down 19% to $124 billion and insured penetration was 46%, down from 54% last year. MBIA captured 29% of the insured public finance market this year compared with 25% in the first nine months of 1999.

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

         MBIA's domestic public finance AGP decreased by 13% over 1999's third quarter while par insured decreased by 15%. On a year-to-date basis, par insured was down 14% while AGP was down 8%, significantly less than the reduction in par insured and the market in general.

         Looking ahead to the fourth quarter in the public finance market, we are expecting solid production with increased deal flow somewhat offset by very competitive market conditions.

     STRUCTURED FINANCE MARKET
     Details regarding the asset-backed market and MBIA's par and premium writings in both the domestic new issue and secondary structured finance markets are shown in the table below:

                                                                                   Percent Change
                                                                            ----------------------------
                                                                             3rd Quarter    Year-to-date
                                                                            ----------------------------
                                          3rd Quarter      September 30,       2000          2000
     Domestic                           ---------------  ----------------       vs.           vs.
     Structured Finance                  2000    1999      2000     1999       1999          1999
     ---------------------------------------------------------------------------------------------------
     Total asset-backed market:*
         Par value (in billions)          $59     $63      $170     $162       (7)%            5%

     MBIA insured:
         Par written (in billions)        $12     $15      $ 29     $ 36      (24)%         (21)%
         Premiums (in millions):
          AGP                             $87     $63      $184     $147        38%           25%
          GPW                             $46     $39      $133     $116        18%           15%
     ---------------------------------------------------------------------------------------------------

     * Market data exclude mortgage-backed securities and private placements.

                                      (14)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



          Issuance in the public asset-backed market decreased 7% from the third quarter of 1999. For the nine month period ended September 30, 2000, issuance is up 5%, still below what we expect for the full year. MBIA insured $12 billion of par value in the third quarter, down 24% compared with the third quarter of last year while AGP was up 38%. For the year par insured was down 21% while AGP was up 25%. The relationship between par insured and AGP reflects continued strong pricing and the continuing shift in our portfolio mix toward higher priced business.

         Credit quality improved during the quarter, with 57% of the business written rated A or better. Looking ahead to the fourth quarter, volume has been picking up and we have a favorable outlook for the remainder of the year.

     INTERNATIONAL MARKET
     The international results were up sharply over the first nine months of 1999. The quarterly mix of business included several large deals, and a good diversification by bond type and by country. During 2000 87% of international business insured was rated A or above, up from 86% in the second quarter of the year. Japanese business led in terms of AGP, followed by global deals, and transactions in Australia. In terms of bond type asset-backed saw significant strength, followed by CDO's, utility deals, and public project finance deals. Our infrastructure and structured finance international business volume in the new issue and secondary markets for the third quarter and first nine months of 2000 and 1999 are illustrated as follows:

                                                                                   Percent Change
                                                                            ----------------------------
                                                                             3rd Quarter    Year-to-date
                                                                            ----------------------------
                                          3rd Quarter      September 30,         2000          2000
                                        ---------------  ----------------         vs.           vs.
     International                       2000    1999      2000     1999         1999          1999
     ---------------------------------------------------------------------------------------------------
         Par insured (in billions)        $ 4     $ 1      $ 13      $ 6          305%          134%
         Premiums (in millions):
          AGP                             $32     $36      $141      $91         (11)%           55%
          GPW                             $37     $26      $118      $76           39%           56%
     ---------------------------------------------------------------------------------------------------

     International par insured was up 305% to $4 billion in the third quarter and AGP was $32 million, down 11%. These results were driven by some high notional amount credit derivative deals insured this year which were rated Triple-A and some very high AGP to par future flow deals insured in the third quarter of last year. Our returns for both types of deals were very attractive. For the nine month period par and AGP were up 134% and 55%, respectively, as we have reported more AGP in the first nine months of 2000 then we did for the entire year of 1999. The larger increase in par insured relative to AGP reflects a large number of triple-A rated CLO transactions completed.

          On March 21, 2000 the company and Ambac Financial Group, Inc. (Ambac) announced the restructuring of the international joint marketing and reinsurance arrangements that have been in place since 1995 with the formation of the MBIA-

                                      (15)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     AMBAC International joint venture. The company and Ambac will continue having certain reciprocal reinsurance arrangements for international business in 2000 and 2001. The companies will market and originate international financial guarantee insurance independently. Additionally, during the third quarter of 2000 the company and Ambac dissolved the four-way joint venture in Japan.

REINSURANCE

Premiums ceded to reinsurers from all insurance operations were $49 million and $33 million in the third quarter of 2000 and 1999, respectively. This 49% increase in ceded premiums reflects increased cessions across all business lines, especially in public finance and international. In public finance we ceded a high percentage of a large health care deal and in international the increased cessions were the result of a 40% increase in direct writings. Cessions as a percentage of GPW increased to 29% in the third quarter of 2000 from 22% in last year's third quarter. For the first nine months of 2000 we have ceded 30% of GPW, slightly more than the 28% we ceded in last year's first nine months as reinsurance usage has stabilized year to year.Reinsurance is a cost effective capital substitute for MBIA. In addition to treaty reinsurance, the decision of whether to reinsure any particular policy on a facultative basis is based on portfolio, single risk and other factors related to that policy.

     Most of our reinsurers are rated Double-A or higher by S&P, or Single-A or higher by A. M. Best Co. Although we remain liable for all reinsured risks, due to the financial strength of our reinsurers we believe, although there is no assurance that all reinsurers will be able to pay under the reinsurance ceded to them, we will recover the reinsured portion of any losses, should they occur.

PREMIUMS EARNED

The composition of MBIA's premiums earned in terms of its scheduled and refunded components is illustrated below:

                                                                          Percent Change
                                                                   ----------------------------
                                                                    3rd Quarter    Year-to-date
                                                                   ----------------------------
                                3rd Quarter      September 30,         2000            2000
                             ----------------  -----------------        vs.             vs.
In millions                    2000    1999      2000     1999         1999            1999
-----------------------------------------------------------------------------------------------
Premiums earned:
   Scheduled                   $103    $ 96      $304     $277            8%             10%
   Refunded                      10      14        23       52         (29)%           (57)%
-----------------------------------------------------------------------------------------------
Total                          $113    $110      $327     $329            3%            (1)%
-----------------------------------------------------------------------------------------------

     Upfront premiums are recognized over the life of the bonds we insure. The extended premium recognition coupled with compounding investment income from investing our premiums and capital form a solid foundation for consistent revenue growth. In the third

                                      (16)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



quarter and first nine months of 2000 premiums earned from scheduled amortization increased by 8% and 10%, respectively, over the third quarter and first nine months of 1999, indicating that the benefits of the increased pricing strategy established in early 1999 are beginning to flow to earned premiums. Increases in structured finance and international scheduled premium earnings were partially offset by flat public finance earnings.

     Refunded premiums earned declined significantly this year compared with the third quarter of 1999, reflecting the higher interest rate environment. When an MBIA-insured bond issue is refunded or retired early, the related deferred premium revenue is earned immediately. The amount of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rates of the bond issue, the issuer's desire or ability to modify bond covenants and applicable regulations under the Internal Revenue Code.

NET INVESTMENT INCOME

Our insurance-related investment income (exclusive of realized gains) increased 10% to $100 million in the third quarter of 2000, up from $91 million in the third quarter of 1999. In the first nine months of 2000 investment income is up 10% over 1999. This increase was primarily due to a shift in the investment portfolio from tax-exempt to taxable investments, and the growth of cash flow available for investment. Our cash flows were generated from operations and the compounding of previously earned and reinvested investment income.

ADVISORY FEES

The company collects fee revenues in conjunction with certain structured finance transactions. In addition the company earns advisory fees in connection with its administration of certain third party owned conduits. Fees are generally deferred and earned over the life of the related transactions. Certain fees are earned in the quarter they are collected. These fees include administrative fees for transactions where the fee is collected and earned on a periodic installment basis, and fees for transactions which terminate prior to the expected maturity date. In the third quarter of 2000, advisory fee revenues decreased 11%. This decrease was primarily due to the reduction in the non-deferrable type of fees recognized during the quarter. Advisory fees are up 10% for the first nine months of 2000 compared with the first nine months of 1999.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE)

We maintain a loss reserve based on our estimate of unidentified losses from our insured obligations. The total reserve is calculated by applying a risk factor based on a study of bond defaults to net debt service written. To the extent that we identify specific insured issues with respect to which we expect to have a loss, the present value of our expected payments, net of expected reinsurance and recoveries, is allocated within the total loss reserve as case-specific reserves.

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

     The following table shows the case-specific, reinsurance recoverable and unallocated components of our total loss and LAE reserves at the end of the third quarter of 2000 and 1999, as well as our loss provision for the third quarter of 2000 and 1999:

                                                                                  Percent Change
                                               September 30,     September 30,    --------------
In millions                                        2000              1999          2000 vs. 1999
------------------------------------------------------------------------------------------------
Case-specific:
  Gross                                            $207              $241             (14)%
  Reinsurance recoverable on unpaid losses           28                32             (13)%
------------------------------------------------------------------------------------------------
Net case reserves                                   179               209             (15)%
Unallocated                                         249               233                7%
------------------------------------------------------------------------------------------------
Net loss and LAE reserves                          $428              $442              (3)%

Provision                                          $ 14              $ 15              (5)%


During the third quarter of 2000, adjustments made to case basis reserves were due primarily to expenses incurred, not net claim payments. Expense and claim payments were under $3 million for the quarter. In addition, during the third quarter case basis reserves were established for expenses incurred in connection with two additional policies.

                                      (18)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



POLICY ACQUISITION COSTS AND NET OPERATING EXPENSES

Expenses related to the production of our insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. Our company's policy acquisition costs, general operating expenses and total insurance operating expenses, as well as related expense ratios, are shown below:

                                                                             Percent Change
                                                                      ----------------------------
                                                                       3rd Quarter    Year-to-date
                                                                      ----------------------------
                                    3rd Quarter      September 30,        2000            2000
                                  ----------------  ---------------        vs.             vs.
In millions                        2000     1999      2000     1999       1999            1999
--------------------------------------------------------------------------------------------------
Policy acquisition costs, net       $ 9      $ 9       $26      $27        ---             (4)%
Operating                            21       20        62       58          5%              6%
                                   ---------------------------------------------------------------
Total insurance
  operating expenses                $30      $29       $88      $85          3%              3%

Expense ratio:
  GAAP                             26.3%    26.1%     26.8%    25.9%
  Statutory                        22.8%    25.5%     21.2%    23.8%
--------------------------------------------------------------------------------------------------

     For the third quarter of 2000, policy acquisition costs net of deferrals were $9 million, consistent with the third quarter of 1999. The ratio of policy acquisition costs net of deferrals to earned premiums decreased to 8.1% for the third quarter of 2000 compared with 8.3% for the comparable 1999 period due primarily to the additional ceding commission income from the higher reinsurance levels this year. For the first nine months of 2000, policy acquisition costs net of deferrals decreased 4% to $26 million compared with the first nine months of 1999, again due to the higher ceding commission income. The ratio of policy acquisition costs net of deferrals to earned premiums decreased to 8.1% for the first nine months of 2000 compared with 8.4% for the comparable 1999 period.

     Operating expenses increased 5% and 6%, respectively, over the third quarter and the first nine months of 1999. The increase in insurance operating expenses was due primarily to higher compensation costs and increased building and equipment related expenses related to the expansion of the company's Armonk headquarters. Total insurance operating expenses increased modestly over the third quarter and the first nine months of 1999, reflecting the company's increased emphasis on expense management.

Financial guarantee insurance companies use the statutory expense ratio (expenses before deferrals divided by net premiums written) as a measure of expense management. Our company's third quarter 2000 statutory expense ratio of 22.8% is significantly below the third quarter 1999 ratio of 25.5%. The GAAP expense ratio remained relatively flat with the third quarter of 1999. For the first nine months of 2000 the statutory expense ratio of 21.2% is also below the comparable 1999 period ratio of 23.8%. The decrease in the statutory expense ratio is again indicative of the company's increased focus on managing its expense growth.

                                      (19)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



INSURANCE INCOME

The company's insurance income of $176 million for the third quarter of 2000 increased 7% over the third quarter of 1999 driven primarily by the 10% increase in net investment income. For the first nine months, insurance income, excluding the one-time pre-tax charge of $153 million in 1999 to increase loss reserves, rose 4% to $518 million from $496 million a year ago, again due primarily to the strong increase in net investment income.

INVESTMENT MANAGEMENT SERVICES
------------------------------
In 1998 after our merger with 1838 Investment Advisors, Inc. (1838), the company formed a holding company, MBIA Asset Management Corporation, to consolidate our four investment management services businesses. The table below summarizes our consolidated investment management results for the third quarter and first nine months of 2000 and 1999:

                                                                             Percent Change
                                                                      ----------------------------
                                                                       3rd Quarter    Year-to-date
                                                                      ----------------------------
                                    3rd Quarter      September 30,        2000            2000
                                  ----------------  ---------------        vs.             vs.
In millions                        2000     1999      2000     1999       1999            1999
--------------------------------------------------------------------------------------------------
Revenues                            $31      $22       $87      $62         40%            40%
Expenses                             16       11        45       32         39%            39%
--------------------------------------------------------------------------------------------------
Income                              $15      $11       $42      $30         40%            42%


     Consolidated revenues for the investment management businesses were up 40% over the third quarter of 1999, while expenses were up slightly less at 39%. As a result, operating income increased by 40% for the third quarter of 2000 over the same period in 1999. We ended the quarter with over $36 billion in assets under management, up 27% from September 30, 1999.

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

     MBIA-MISC provides cash management, investment fund administration and fixed-rate investment placement services directly to local governments and school districts. MBIA-MISC is a Securities and Exchange Commission
     (SEC)-registered investment adviser and at September 30, 2000 had $7.9 billion in assets under management, up 10% over September 30, 1999.


                                      (20)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     IMC provides state and local governments with tailored investment agreements for bond proceeds and other public funds, such as construction, loan origination, capitalized interest and debt service reserve funds. At September 30, 2000, principal and accrued interest outstanding on investment and repurchasing agreements was $4.6 billion, compared with $4.0 billion at September 30, 1999. At amortized cost, the assets supporting IMC's investment agreements were $5.0 billion and $4.0 billion at September 30, 2000 and 1999, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

         IMC from time-to-time uses derivative financial instruments to manage interest rate risk. We have established policies limiting the amount, type and concentration of such instruments. By matter of policy, derivative positions can only be used to hedge interest rate exposures and not for speculative trading purposes. At third quarter-end 2000, our exposure to derivative financial instruments was not material.

     CMC is an SEC-registered investment adviser and National Association of Securities Dealers member firm. CMC specializes in fixed-income management for institutional funds and provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and the company's insurance related portfolios. At September 30, 2000, CMC's third party assets under management were $2.3 billion compared with $1.7 billion at September 30, 1999.

MUNICIPAL SERVICES
------------------

MBIA MuniServices Company (MBIA MuniServices)(formerly known as Strategic Services, Inc.) was established in 1996 as part of the company's strategy to broaden its product offerings to its core clients, leveraging its relationships and presence as a leading provider of products and services to the public sector. During 1999, the company completed a reorganization of the operations of two of its subsidiaries, Municipal Tax Bureau (MTB) and Municipal Resource Consultants (MRC). With the reorganization complete, this business, operating as MBIA MuniServices, is now focused on delivering revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, audit, collections/recovery, enforcement and information (data) services. The Municipal Services segment also includes Capital Asset Holdings GP, Inc. and certain affiliated entities (Capital Asset), a servicer of delinquent tax certificates.

     In the third quarter of 2000 the municipal services operations had operating income of $0.1 million compared with a loss of $1.7 million during the same period of 1999. This turnaround was due primarily to a strong operating income from MRC. For the first nine months of 2000, municipal services reported a $0.4 million loss compared with a loss of $12.1 million in the comparable 1999 period due primarily to a breakeven result for

                                      (21)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Capital Asset and an operating profit at MRC. These two subsidiaries recorded substantial operating losses in the prior period.

     CAPITAL ASSET The company is a majority owner of Capital Asset. Capital Asset was in the business of acquiring and servicing tax liens. The company became a majority owner in December 1998 when it acquired the interest of the company's founder. In 1999, the company recorded a $102 million pre-tax charge related to its investment in Capital Asset. MBIA Insurance Corp. continues to insure three securitizations of tax liens that were originated and continue to be serviced by Capital Asset. In the third quarter of 1999, Capital Asset engaged a specialty servicer of residential mortgages to help manage its business and operations and to assist in administering the portfolios supporting the securitizations. As of September 30, 2000, the aggregate gross insured amounts in connection with these securitizations was approximately $359 million, and there can be no assurance that there will be no losses under such policies. In addition, Capital Asset has other contingent liabilities, including potential liabilities in connection with pending litigation in which it is involved.

CORPORATE
---------

NET REALIZED GAINS

Net realized gains were $6 million in the third quarter of 2000, the same as in the third quarter of 1999. For the first nine months of 2000, net realized gains were $25 million compared with $23 million in the comparable 1999 period. These gains were generated as a result of ongoing management of the investment portfolio.

INTEREST EXPENSE

In the third quarter of 2000, we incurred $13 million of interest expense, the same as in the third quarter of 1999. For the first nine months of 2000, interest expense was $40 million, the same as in the first nine months of 1999.

OTHER EXPENSES

Other expenses were comprised primarily of non-insurance goodwill amortization and general corporate overhead. In the third quarter of 2000 other expenses were $6 million, down from $7 million in the comparable 1999 period. For the first nine months of 2000, other expenses were $14 million, slightly higher than the first nine months of 1999.

ONE-TIME CORPORATE CHARGES

In the first nine months of 1999 one-time corporate charges were comprised of a $102 million charge for the write-down of the carrying value of the company's investment in Capital Asset and the value of the loans provided by the company to Capital Asset, as well as a $3 million loss on the sale of MuniFinancial.

                                      (22)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



TAXES
-----
Our tax policy is to optimize our after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, we will see our tax rate fluctuate from time-to-time as we manage our investment portfolio on a total return basis. Our effective tax rate has increased over last year's third quarter primarily due to a shift from tax-exempt investments into taxable investments.

CAPITAL RESOURCES
-----------------
We carefully manage our capital resources to optimize our cost of capital while maintaining appropriate claims-paying resources to sustain our Triple-A claims-paying ratings. At September 30, 2000, our total shareholders' equity was $3.9 billion, with total long-term borrowings at $589 million. We use debt financing to lower our overall cost of capital, thereby increasing our return on shareholders' equity. We maintain debt at levels we consider to be prudent based on our ratings, cash flow and total capital. The following table shows our long-term debt and the ratio we use to measure it:

                                     September 30,               December 31,
                                         2000                        1999
--------------------------------------------------------------------------------
Long-term debt (in millions)            $589                         $689
Long-term debt to total capital           13%                          16%


     In July 1999, the Board of Directors authorized the repurchase of 7.5 million shares of common stock of the company. The company began the repurchase program in the third quarter of 1999. As of September 30, 2000 the company has repurchased a total of 2,180,200 shares at an average price of $46.97.

     In addition, MBIA Insurance Corp. has a $900 million irrevocable standby line of credit facility with a group of major Triple-A rated banks to provide funds for the payment of claims in the event that severe losses should occur. The agreement only applies to losses with respect to our U.S. public finance book of business. The agreement currently has an attachment point of $1.3 billion and is for a seven-year term, which expires on October 31, 2007, and, subject to approval by the banks, may be renewed annually to extend the term to seven years beyond the renewal date. MBIA Insurance Corp. also maintains stop-loss reinsurance coverage of $175 million in excess of incurred losses of $760 million on our world-wide structured finance book of business.

     At quarter end, total claims-paying resources for MBIA Insurance Corp., which consists of our capital base, unearned premium reserve, loss and LAE reserves, present value of our future installment premiums, and our standby line of credit and stop loss reinsurance coverage, stood at $8.9 billion, an 8% increase over third quarter-end 1999. This increase was due to a 10% increase in MBIA Insurance Corp's capital base and a 20% increase in the present value of our future installment premiums.

                                      (23)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY
---------
Cash flow needs at the parent company level are primarily for dividends to our shareholders and interest payments on our debt. These requirements have historically been met by dividend payments by MBIA Insurance Corp., which generates substantial cash flow from premium writings and investment income. In the first nine months of 2000, MBIA Insurance Corp.'s operating cash flow totaled $465 million.

     Under New York state insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In our case, dividends in any 12-month period cannot be greater than 10% of policyholders' surplus. During the third quarter of 2000 MBIA Insurance Corp. paid dividends of $66 million and at September 30, 2000 had dividend capacity in excess of $75 million without special regulatory approval.

     The company has significant liquidity supporting its businesses. At the end of the third quarter of 2000, cash equivalents and short-term investments totaled $446 million. Should significant cash flow reductions occur in any of our businesses, for any combination of reasons, we have additional alternatives for meeting ongoing cash requirements. They include selling or pledging our fixed-income investments from our investment portfolio, tapping existing liquidity facilities and new borrowings.

     The company has substantial external borrowing capacity. We maintain two short-term bank lines totaling $650 million with a group of international banks. At September 30, 2000, there were no balances outstanding under these lines.

     The investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At September 30, 2000, the fair value of our consolidated investment portfolio was $11.7 billion, as shown in the following table:

                                                                                  Percent Change
                                      September 30,        December 31,           --------------
       In millions                         2000                1999                2000 vs. 1999
       ------------------------------------------------------------------------------------------
       Insurance operations:
         Amortized cost                 $ 6,796             $ 6,427                      6%
         Unrealized loss                    (86)               (223)                  (61)%
       ------------------------------------------------------------------------------------------
       Fair value                       $ 6,710             $ 6,204                      8%
       ------------------------------------------------------------------------------------------

       Municipal investment
         Agreements:
         Amortized cost                 $ 4,996             $ 4,584                      9%
         Unrealized loss                    (43)                (94)                  (54)%
       ------------------------------------------------------------------------------------------
       Fair value                       $ 4,953             $ 4,490                     10%
       ------------------------------------------------------------------------------------------
       Total portfolio at fair value    $11,663             $10,694                      9%

                                      (24)

                           MBIA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     The growth of our insurance-related investments in 2000 was the result of positive cash flows. The fair value of investments related to our municipal investment agreement business has increased to $5.0 billion from $4.5 billion at December 31, 1999.

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




Date:    November 14, 2000                          /s/  Neil G. Budnick
         -------------------                      -----------------------------
                                                  Neil G. Budnick
                                                  Chief Financial Officer




Date:    November 14, 2000                          /s/ Douglas C. Hamilton
         -------------------                      ------------------------------
                                                  Douglas C. Hamilton
                                                  Controller
                                                  (Principal Accounting Officer)













                                      (27)