Form 10-K
period 2000-12-31
MBIA INC
filed 2001-03-30
CIK 814585

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

Commission file number 1-9583


                                    MBIA INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Connecticut                                 06-1185706
       (State of Incorporation)              I.R.S. Employer Identification No.)
  113 King Street, Armonk, New York                        10504
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2001 was $7,595,925,423.00.

        As of March 15, 2001, 98,815,213 shares of Common Stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement of the Registrant, which will be filed on or before April 9, 2001 are incorporated by reference into Parts I and III.

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

ITEM 1. BUSINESS

         MBIA Inc. (the "Company") is engaged in providing financial guarantee insurance and investment management and financial services to public finance clients and financial institutions on a global basis. Financial guarantee insurance provides an unconditional and irrevocable guarantee of the payment of the principal of, and interest or other amounts owing on, insured obligations when due. The Company conducts its financial guarantee business through its wholly-owned subsidiary, MBIA Insurance Corporation ("MBIA Corp."). MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association (the "Association") which began writing financial guarantees for municipal bonds in 1974. MBIA Corp. is the parent of MBIA Insurance Corp. of Illinois ("MBIA Illinois") and Capital Markets Assurance Corporation ("CapMAC"), both financial guarantee companies that were acquired by MBIA Corp. MBIA Corp. also owns MBIA Assurance S.A. ("MBIA Assurance"), a French insurance company, which writes financial guarantee insurance in the countries of the European Community. Generally, throughout the text, references to MBIA Corp. include the activities of its subsidiaries, MBIA Illinois, MBIA Assurance and CapMAC. In September 1995, MBIA Corp. entered into a joint venture agreement with Ambac Assurance Corporation for the purpose of jointly marketing financial guarantee insurance outside the United States. On March 21, 2000, the two companies restructured the joint venture. Under the restructuring, the companies agreed to begin marketing and originating financial guarantee insurance outside the United States independently, and also to continue to maintain certain reciprocal reinsurance arrangements for international business until at least the end of 2001. The Company believes that the restructuring of the joint venture with Ambac will not result in any reduction in premiums written from international business, although no assurances can be given that such a reduction will not occur. Additionally, during the third quarter of 2000, the Company and Ambac dissolved the four-way joint venture in Japan with Mitsui Marine and Fire Insurance Co Ltd. and the Yasuda Fire and Marine Insurance Co. Ltd.

         MBIA Corp. primarily insures obligations which are sold in the new issue and secondary markets, or which are held in unit investment trusts ("UIT") and by mutual funds. It also provides financial guarantees for debt service reserve funds. As a result of the triple-A ratings assigned to insured obligations, the principal economic value of financial guarantee insurance to the entity issuing the obligations is the savings in interest costs between an insured obligation and the same obligation on an uninsured basis. In addition, for complex financings and for obligations of issuers that are not well-known by investors, insured obligations receive greater market acceptance than uninsured obligations.

         MBIA Corp. issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds issued by highly rated sovereign and sub-sovereign entities and collateralized obligations of corporations and financial institutions, both in the new issue and secondary markets The municipal obligations that MBIA Corp. insures include tax-exempt and taxable indebtedness of states, counties, cities, utility districts and other political subdivisions, as well as airports, higher education and health care facilities and similar authorities. The asset-backed or structured finance obligations insured by MBIA Corp. typically consist of securities that are payable from or which are tied to the performance of a specified pool of assets that have a defined cash flow, such as residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, trade and export receivables, equipment and real property leases and infrastructure projects.

         MBIA Corp. has a Triple-A financial strength rating from Standard and Poor's Corporation ("S&P"), which it received in 1974; from Moody's Investors Service, Inc. ("Moody's"), which it received in 1984; from Fitch IBCA, Duff & Phelps ("Fitch"), which it received in 1995; and from Rating and Investment Information, Inc. ("RII"), which it received in 1998. Obligations which are guaranteed by MBIA Corp. are rated Triple-A primarily based on these claims-paying ratings of MBIA Corp. Both S&P and Moody's have also continued the Triple-A rating on MBIA Assurance, MBIA Illinois and CapMAC guaranteed bond issues. The Triple-A ratings are important to the operation of the Company's business and any reduction in these ratings could have a material adverse effect on MBIA Corp.'s ability to compete and could have a material adverse effect on the business, operations and financial results of the Company.

         The Company also provides investment management products and financial services through a group of subsidiary companies, all of which are owned by our wholly-owned subsidiary, MBIA Asset Management Corporation. These services include cash management, the issuance of municipal investment agreements, discretionary asset management, purchase and administrative services, and municipal revenue enhancement services. MBIA Municipal Investors Service Corporation ("MBIA-MISC") provides cash management and investment placement services to local governments, school districts and other institutional clients, providing those clients with fund administration services. MBIA Investment Management Corp. ("IMC") offers guaranteed investment agreements primarily for bond proceeds to states and municipalities. MBIA Capital Management Corp. ("CMC") performs fixed income investment management services for the investment portfolios of the Company, MBIA Corp., MBIA-MISC, IMC and selected external clients. In 1998, the Company acquired what is now 1838 Investment Advisors, LLC ("1838"), an investment advisor to equity mutual funds and to third party clients.

         MBIA MuniServices Company ("MuniServices") provides revenue enhancement services and products (discovery, audit, collections/recovery, enforcement and information services) to state and local governments. The Company continues to own a majority interest in Capital Asset Holdings GP and certain affiliated entities (collectively, "Capital Asset"). Capital Asset was in the business of acquiring and servicing tax liens. The Company became a majority owner in December, 1998 when it acquired the interest of Capital Asset's founder. In 1999, the Company announced that it was exiting the tax lien business. Capital Asset's primary activity today is servicing the three securitizations of tax liens that are insured by MBIA Corp.

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


MBIA CORP. INSURED PORTFOLIO

         At December 31, 2000, the net par amount outstanding on MBIA Corp.'s insured obligations (including insured obligations of MBIA Illinois, MBIA Assurance and CapMAC, but excluding the guarantee of $5.3 billion of investment management transactions) was $418.4 billion, comprised of $349.8 billion in new issues and $68.6 billion in secondary market issues. Net insurance in force was $680.9 billion.

     Since generally MBIA Corp. guarantees to the holder of the underlying obligation the timely payment of amounts due on such obligation in accordance with its original payment schedule, in the case of a default on an insured obligation, payments under the insurance policy cannot be accelerated unless MBIA Corp. consents to the acceleration. Otherwise, MBIA Corp. is required to pay principal, interest or other amounts only as originally scheduled payments come due.

         MBIA Corp. seeks to maintain a diversified insured portfolio designed to manage and diversify risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic area. As of December 31, 2000, MBIA Corp. had 35,154 policies outstanding. These policies are diversified among 10,105 "credits," which MBIA Corp. defines as any group of issues supported by the same revenue source.

         The table below sets forth information with respect to the original par amount written per issue in MBIA Corp.'s portfolio as of December 31, 2000:


                    MBIA CORP. ORIGINAL PAR AMOUNT PER ISSUE
                           AS OF DECEMBER 31, 2000 (1)

                                                                    % OF TOTAL
                                       NUMBER OF                    NUMBER OF                 NET PAR                % OF NET
   ORIGINAL PAR AMOUNT                  ISSUES                        ISSUES                   AMOUNT               PAR AMOUNT
    WRITTEN PER ISSUE                 OUTSTANDING                  OUTSTANDING              OUTSTANDING            OUTSTANDING
                                                                                          (IN BILLIONS)
Less than $10 million                        27,193                         77.4%                  $50.8                  12.2%
$10-25 million                                3,299                          9.4                    42.8                  10.2
$25-50 million                                1,938                          5.5                    51.0                  12.2
$50-100 million                               1,334                          3.8                    64.5                  15.4
Greater than $100 million                     1,390                          3.9                   209.3                  50.0
                                   -----------------            -----------------         --------------        ---------------
Total                                        35,154                        100.0%                 $418.4                 100.0%
                                   =================            =================         ==============        ===============

------------------------------
(1) Excludes $5.3 billion relating to investment management transactions guaranteed by MBIA Corp.

         MBIA Corp. underwrites financial guarantee insurance on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life (as opposed to the stated maturity) of its insurance policies in force at December 31, 2000 was
11.0 years. The average life was determined by applying a weighted-average calculation, using the remaining years to maturity of each insured obligation, and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings of insured issues. Average annual debt service on the portfolio at December 31, 2000 was $51.7 billion.

         MBIA Corp. had, until the early-1990's, written only financial guarantees for municipal issuers in the United States. Municipal bonds consist of both taxable and tax-exempt bonds and notes that are issued by states, cities, political subdivisions, utility districts, airports, health care institutions, higher educational facilities, housing authorities and other similar agencies. These types of obligations are supported by taxes, assessments, fees related to use of projects, lease payments, etc. By the mid-1990's, MBIA Corp. had begun to write guarantees for the structured finance and asset-backed market. In general, structured finance and asset-backed obligations are secured by or payable from a specific pool of assets having an ascertainable cash flow. These obligations are either "pass-through" obligations, which represent interests in the related assets, or "pay-through" obligations, which generally are debt obligations collateralized by the related assets. MBIA Corp. also insures payments due under credit derivatives, including termination payments, that may become due upon the occurrence of certain events. These types of obligations also generally have the benefit of over-collateralization, excess cash flow or one or more forms of credit enhancement to cover credit risks associated with the related assets. Structured finance and asset-backed obligations contain certain risks: asset risk, which relates to the amount and quality of asset coverage; and structural risk, which relates to the extent to which the transaction structure protects the interests of the investors. In general, the asset risk is addressed by sizing the asset pool based on the historical performance of the assets. The ability of the servicer (the entity which is responsible for collecting the cash flow from the asset pool) to properly service and collect on the underlying assets is also a factor in determining future asset performance. Structural risks include bankruptcy and tax risks. Structured and asset-backed securities are usually designed to protect the investors from the bankruptcy or insolvency of the entity that originated the underlying assets as well as from the bankruptcy or insolvency of the servicer. These issues concern whether the sale of the assets by the originator to the issuer would be upheld in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be required to delay the remittance of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings. In addition, servicer risk, the risk that problems at the servicer level could result in a decline in the collection of cash payments, may also be present in the transaction. These issues are addressed through MBIA Corp.'s underwriting guidelines and procedures.

         Outside of the United States, sovereign and sub-sovereign, structured and asset-backed, utilities and other issuers are increasingly using financial guarantee insurance. Ongoing privatization efforts have shifted the burden from the government to public and private capital markets, where investors may seek the security of financial guarantee insurance. There is also growing interest in asset-backed securitization. While the principles of securitization have been increasingly applied in overseas markets, development in particular countries has varied due to the sophistication of the local capital markets and the impact of financial regulatory requirements, accounting standards and legal systems. It is expected that securitization will continue to expand internationally, at varying rates in each country. MBIA Corp. insures both asset-backed and structured transactions, sovereign and sub-sovereign debt issues, utilities, project financings and other obligations in selected international markets. MBIA Corp. believes that the risk profile of the international business it insures is generally the same as in the United States, but recognizes that there are particular risks related to each country and region. These risks include the legal and political situation, the capital markets and currency exchange risks. MBIA Corp. monitors these risks carefully.

                    MBIA CORP. INSURED PORTFOLIO BY BOND TYPE
                             AS OF DECEMBER 31, 2000
                                  (IN BILLIONS)



BOND TYPE                                                           NET PAR         % OF NET
                                                                    AMOUNT         PAR AMOUNT
                                                                  OUTSTANDING      OUTSTANDING

Domestic
   Public Finance
   General Obligation                                                 $ 91.6             21.9%
   Utilities                                                            44.6             10.6
   Health Care                                                          37.9              9.1
   Special Revenue                                                      33.2              7.9
   Transportation                                                       25.0              6.0
   Higher Education                                                     16.0              3.8
   Investor Owned Utilities                                             15.4              3.7
   Housing                                                              12.3              2.9
                                                             ----------------------------------
         Total Public Finance                                          276.0             65.9
                                                             ----------------------------------

   Structured Finance
     Mortgage Backed:
       Home Equity                                                      28.4              6.8
       Other                                                            14.2              3.4
       First Mortgage                                                    8.8              2.1
     Asset Backed:
       Other                                                            18.2              4.4
       Auto                                                             13.2              3.1
       Leasing                                                           4.5              1.1
     Pooled Corp. Obligations & Other                                   12.6              3.0
     Financial Risk                                                      5.1              1.2
                                                             ----------------------------------
         Total Structured Finance                                      105.0             25.1
                                                             ----------------------------------


                                                             ----------------------------------
         Total Domestic                                                381.0             91.0
                                                             ----------------------------------

International
   Structured Finance*                                                  31.9              7.7
   Infrastructure                                                        5.5              1.3
                                                             ----------------------------------
         Total International                                            37.4              9.0
                                                             ----------------------------------

TOTAL                                                                 $418.4            100.0%
                                                             ==================================

*Asset/mortgage-backed, Pooled Corporate Obligations and Financial Risk

-----------------------------
(1) Excludes $5.3 billion relating to investment management transactions guaranteed by MBIA Corp.

         As of December 31, 2000, of the $418.4 billion outstanding net par amount of obligations insured, $276.0 billion, or 66%, consisted of municipal bonds, $105.0 billion, or approximately 25%, consisted primarily of asset/mortgage-backed transactions and investor-owned utility obligations and $37.4 billion or approximately 9% consisted of transactions done in the international market.

         The table below shows the diversification by type of insurance written by MBIA Corp. in each of the last five years:

                   MBIA CORP. NET PAR AMOUNT BY BOND TYPE (1)


BOND TYPE                                           1996              1997               1998              1999               2000
                                                                                   (IN MILLIONS)
Domestic
   Public Finance
     General Obligation                          $12,010           $14,068            $15,468           $ 9,981            $ 9,829
     Special Revenue                               4,140             4,384              7,369             4,627              5,746
     Utilities                                     6,535             6,944              6,475             2,440              2,747
     Transportation                                3,040             6,097              4,174               709              2,637
     Investor Owned Utilities                      1,655             1,548              1,477             1,340              2,523
     Higher Education                              2,017             2,537              4,072             1,434              1,645
     Housing                                       1,743             1,817              2,093             1,872              1,294
     Health Care                                   4,235             7,523              8,174             3,529              1,276
                                             ------------      ------------       ------------       -----------       ------------
         Total Public Finance                     35,375            44,918             49,302            25,932             27,697

   Structured Finance
     Asset Backed:
       Other                                       2,952             3,493              5,639             3,993             10,676
       Auto                                        2,158             3,452              3,424             5,872             10,400
       Leasing                                       929             3,883              1,044             1,726              1,408
     Mortgage Backed:
       Home Equity                                14,319            17,895             16,041            10,191              4,656
       First Mortgage                              4,009             2,536              2,434             5,205              2,171
       Other                                       1,196               911              2,145            10,098              1,893
       Pooled Corp. Obligations & Other              331               223              5,065             3,179              7,593
       Financial Risk                              3,985             3,338              2,441             1,409              1,905
                                             ------------      ------------       ------------       -----------       ------------
         Total Structured Finance                 29,879            35,731             38,233            41,673             40,702

         Total Domestic                           65,254            80,649             87,535            67,605             68,399
                                             ------------      ------------       ------------       -----------       ------------

International
   Structured Finance*                             5,189             3,852              6,708             5,061             15,424
   Infrastructure                                  1,030             1,023              1,038               692              1,437
                                             ------------      ------------       ------------       -----------       ------------
         Total International                       6,219             4,875              7,746             5,753             16,861
                                             ------------      ------------       ------------       -----------       ------------
TOTAL                                            $71,473           $85,524            $95,281           $73,358            $85,260
                                             ============      ============       ============       ===========       ============


*Asset/mortgage-backed, Pooled Corporate Obligations and Financial Risk

-----------------------------
(1)  Par amount insured by year, net of reinsurance.

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

                    MBIA CORP. INSURED PORTFOLIO BY LOCATION
                           AS OF DECEMBER 31, 2000 (1)



                                                             NET PAR           % OF NET
                                                              AMOUNT          PAR AMOUNT
                                                           OUTSTANDING       OUTSTANDING
                                                                   (IN BILLIONS)

                 DOMESTIC
                 New York                                       $44.7            10.7%
                 California                                      43.2            10.3
                 Florida                                         19.9             4.7
                 Texas                                           14.4             3.4
                 New Jersey                                      14.2             3.4
                 Pennsylvania                                    14.0             3.3
                 Illinois                                        12.2             2.9
                 Massachusetts                                   11.6             2.8
                 Michigan                                         8.2             2.0
                 Ohio                                             8.0             1.9
                                                         -------------    -------------
                      Sub-Total                                 190.4            45.4

                 All Other States                               102.0            24.4
                 Nationally Diversified                          88.6            21.2
                                                         -------------    -------------
                 Total United States                            381.0            91.0

                 INTERNATIONAL
                   Regional Specific                             19.3             4.7
                   Internationally Diversified                   18.1             4.3
                                                         -------------    -------------
                 Total International                             37.4             9.0
                                                         -------------    -------------
                      Total                                    $418.4           100.0%
                                                         =============    =============


-----------------------------
(1) Excludes $5.3 billion relating to investment management transactions guaranteed by MBIA Corp.

         MBIA Corp. has underwriting guidelines that limit the net insurance in force for any one insured credit and is subject to both rating agency and regulatory single-risk limits with respect to any bond issue insured by it. As of December 31, 2000, MBIA Corp.'s net par amount outstanding for its ten largest insured municipal credits totaled $19.0 billion, representing 4.6% of MBIA Corp.'s total net par amount outstanding, and for its ten largest structured finance credits (without aggregating common issuers), the net par outstanding was $18.3 billion, representing 4.4% of the total.

MBIA CORP. INSURANCE PROGRAMS

         MBIA Corp. offers financial guarantee insurance in both the new issue and secondary markets. At present, no new financial guarantee insurance is being offered by MBIA Illinois or CapMAC, but it is possible that either of those entities may insure transactions in the future. MBIA Corp. and MBIA Assurance offer financial guarantee insurance in Europe, Asia, Latin America and other areas outside the United States. In September 1995, MBIA Corp. entered into a joint venture agreement with Ambac Assurance Corporation for the purpose of jointly marketing financial guarantee insurance outside the United States. On March 21, 2000, the two companies restructured the joint venture. Under the restructuring, the companies agreed to begin marketing and originating financial guarantee insurance outside the United States independently, and also to continue to maintain certain reciprocal reinsurance arrangements for international business until at least the end of 2001. The Company believes that the restructuring of the joint venture with Ambac will not result in any reduction in premiums written from international business, although no assurances can be given that such a reduction will not occur. Late in 2000, the companies dissolved a four-way joint venture in Japan. In the first quarter of 2001, the Company entered into a memorandum of understanding with Mitsui Marine and Fire Insurance Co. Ltd. relating to financial guarantee insurance in Japan, including certain reciprocal reinsurance arrangements.

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


         The following table indicates the percentage of net par outstanding with respect to each type of insured program:


                      MBIA CORP. TYPES OF INSURED PROGRAMS
                          AS OF DECEMBER 31, 2000 (1)

                                                         NET PAR AMOUNT               % OF NET PAR
               TYPE OF PROGRAM                             OUTSTANDING             AMOUNT OUTSTANDING
                                                          (IN BILLIONS)
               New Issue                                         $349.8                        83.6%
               Secondary market issues
                   Unit investment trusts                          28.1                         6.7
                   Other secondary market issues                   40.5                         9.7
                                                        ---------------            -----------------
                        Total                                    $418.4                       100.0%
                                                        ===============            =================


-----------------------------
(1) Excludes $5.3 billion relating to investment management transactions guaranteed by MBIA Corp.

OPERATIONS

         The insurance operations of MBIA Corp. are conducted through the Public Finance Division, the Structured Finance Division, the International Division, and the Risk Management Group. Due to the restructuring of the joint venture with Ambac, effective March 21, 2000, all marketing and origination of international transactions will be conducted through MBIA Corp.'s International Division, with the help of the other Divisions. The Public Finance Division has underwriting authority with respect to certain categories of business up to pre-determined par amounts based on a risk-ranking system. In order to ensure that the guidelines are followed, Risk Management monitors and periodically reviews underwriting decisions made by the Public Finance Division. With respect to larger, complex, or unique transactions, underwriting is performed by a committee consisting of senior representatives of Public Finance, Risk Management, Insured Portfolio Management, and the Company's Finance Department. For all transactions done by the Structured Finance Division or for International deals, MBIA Corp.'s review and approval procedure has two stages. The first stage consists of screening, credit review and structuring by the appropriate business unit, in consultation with Risk Management officers. The second stage, consisting of the final review and approval of credit and structure, is performed by a committee consisting of the head of the applicable business unit, one officer from Risk Management and a third officer from either Risk Management or Insured Portfolio Management. Certain transactions, based on size, complexity, or other factors, must also be approved by a division-level committee consisting of senior representatives of Structured Finance, Risk Management, Insured Portfolio Management, Legal and the Company's Finance Department. Premium rates for all groups within the insurance operations enterprise are established by a Pricing Committee with representation from the Business Analysis Group (pricing and quantitative analysis) and the relevant insurance operations group.

         Risk Management

         The Risk Management Group is responsible for adherence to MBIA Corp.'s underwriting guidelines and procedures which are designed to maintain an insured portfolio with low risk characteristics. MBIA Corp. maintains underwriting guidelines based on those aspects of credit quality that it deems important for each category of obligation considered for insurance. For public finance, structural finance and international finance transactions, these include economic and social trends, debt management, financial management, adequacy of anticipated cash flow, satisfactory legal structure and other security provisions, viable tax and economic bases, adequacy of loss coverage and project feasibility, including a satisfactory consulting engineer's report, if applicable. For structured finance and international structured finance transactions, MBIA Corp's underwriting guidelines, analysis and due diligence focus primarily on seller/servicer credit and operational quality, the quality and historical and projected performance of the asset pool, and the strength of the structure, including legal segregation of the assets, cash flow analysis, the size and source of first loss protection, and asset performance triggers and financial covenants. Such guidelines are subject to periodic review by senior committees which are responsible for establishing and maintaining underwriting standards and criteria for all insurance products.

         The Financial Institution and Corporate Analysis Group within Risk Management underwrites and monitors MBIA Corp.'s direct and indirect exposure to financial institutions and other corporate entities with respect to seller/servicer exposure, investment contracts, letters of credit, swaps, liquidity and other facilities supporting MBIA-insured issues, and recommends limits on such exposures. The department provides in-depth financial analyses of financial institutions for which there is existing or proposed direct or indirect exposure.

         Insured Portfolio Management:

         The Insured Portfolio Management Group is responsible for monitoring outstanding issues insured by MBIA Corp. This group's first function is to detect any deterioration in credit quality or changes in the economic or political environment which could interrupt the timely payment of debt service on an insured issue. Once a problem is detected, the group then works with the issuer, trustee, bond counsel, servicers, underwriters, and other interested parties to deal with the concern in order to try to avoid a default. The Insured Portfolio Management Group works closely with Risk Management and New Business Departments to provide feedback on insured issue performance and credit risk parameters.

         To-date, MBIA Corp. has had 31 insured issues requiring claim payments. There are currently 5 additional insured issues for which case loss reserves have been established but claims have not yet been paid (see "Losses and Reserves" below). Other potential losses have been avoided through the early detection of problems and subsequent negotiations with the issuer and other parties involved. In a limited number of instances, the solution involved the restructuring of insured issues or underlying security arrangements. More often, MBIA Corp. utilizes a variety of other techniques to resolve problems, such as enforcement of covenants, assistance in resolving management problems and working with the issuer to develop potential political solutions. Issuers are under no obligation to restructure insured issues or underlying security arrangements in order to prevent losses. Moreover, MBIA Corp. is obligated to pay amounts equal to defaulted payments on insured obligations on their respective due dates even if the issuer or other parties involved refuse to restructure or renegotiate the terms of the insured bonds or related security arrangements. The Company's experience is that early detection and continued involvement by the Insured Portfolio Management Group are crucial in avoiding or minimizing claims on insurance policies. There can be no assurance, however, that there will be no material losses in the future in respect of any issues guaranteed by MBIA Corp., MBIA Illinois or CapMAC.

         Once an obligation is insured, the issuer and the trustee are typically required to furnish financial and asset related information, including audited financial statements, periodically to the Insured Portfolio Management Group for review. Potential problems uncovered through this review, such as poor financial results, low fund balances, covenant violations, trustee or servicer problems, or excessive litigation, could result in an immediate surveillance review and an evaluation of possible remedial actions. The Insured Portfolio Management Group also monitors state finances and budget developments and evaluates their impact on local issuers.

         During the underwriting process, issues are given an internal credit rating. All credits are monitored according to a frequency of review schedule that is based on risk type and credit quality. Issues that experience financial difficulties, deteriorating economic conditions, excessive litigation or covenant violations are placed on the appropriate review list and are subject to surveillance reviews at intervals commensurate to the problem which has been detected.

         There are three departments in the Insured Portfolio Management Group. The Global Public Finance Group handles all types of domestic and international municipal issues such as general obligation, utility and special revenue bonds. It also follows project financings, future flow and collateralized debt obligation issues. The Global Structured Finance Group is responsible for domestic and international asset backed and other structured transactions. The Enterprise Group is responsible for all health care, housing and student loan transactions. Each of the three groups is responsible for processing waiver and consent requests and other deal modifications within their areas.

         The Global Public Finance Group reviews and reports on the major credit quality factors of risks insured by the Company, evaluates the impact of new developments on insured weaker credits and carries out remedial activity. In addition, it performs analysis of financial statements and key operating data on a large-scale basis and maintains various databases for research purposes. This department is responsible for preparing special reports which include analyses of regional economic trends, proposed tax limitations, the impact of employment trends on local economies or legal developments affecting bond security.

         The Global Structured Finance Group monitors insured structured finance programs, focusing on the adequacy of reserve balances and investment of earnings, the status of mortgage or loan delinquencies and underlying insurance coverage and the performance of the trustee for insured issues. Monitoring of issues typically involves review of records and statements, review of transaction documents with regard to compliance, analysis of cash flow adequacy and communication with trustees. Review of servicer performance is also conducted through site visits with management, review of servicer financial statements, review of servicer reports where available and contacts with program administrators and trustees. The department also carries out remedial activity on weaker credits.

         The Enterprise Group, which monitors insured health care, student loan and single and multi-family housing transactions as well as all pool programs, performs similar functions to, and applies the same policies and procedures as, the Global Public Finance and Global Structured Finance Groups. In addition, it is responsible for remedial activities on weaker credits.


INVESTMENT MANAGEMENT SERVICES

         Over the last nine years, the Company's investment management businesses have expanded their services to the public sector and added new revenue sources. MBIA Asset Management, LLC is the holding company under which the resources and capabilities of our four investment management subsidiaries have been consolidated.

         MBIA-MISC provides cooperative cash management services directly to local governments and school districts. It also provides investment and treasury management consulting services for municipal and quasi-public sector clients. In addition, MBIA-MISC performs investment fund administration services for clients, which provide an additional source of revenue. MBIA-MISC is a Securities and Exchange Commission registered investment adviser. MBIA-MISC operates in 20 states and the Commonwealth of Puerto Rico.

         IMC provides customized guaranteed investment agreements and flexible repurchase agreements for bond proceeds and other public funds. At year-end 2000, principal and accrued interest outstanding on investment and repurchase agreements was $4.8 billion compared with $4.5 billion at year-end 1999. IMC may use derivative contracts in the course of providing its investment agreements as a protection against interest rate risks. While these derivatives are designed to help manage interest rate risk, they may involve amounts at risk in excess of those reflected in the financial statements.

         In 1998, the Company acquired 1838, a full-service asset management firm with a strong institutional focus. 1838 currently has over $14.3 billion in equity, fixed income and balanced portfolios.

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


MUNICIPAL FINANCIAL SERVICES

     MuniServices

         MuniServices provides revenue enhancement services and products (discovery, audit, collections/recovery, enforcement and information services) to municipal clients through a single national enterprise. MuniServices uses a consultative marketing strategy to focus clients on its unique capability to identify and recover revenues across the full range of tax sources under performance-based, self-funding business contracts.

     Capital Asset

         Through its interest in Capital Asset Holdings GP, Inc.
and its affiliates (collectively, "Capital Asset"), between May, 1996 and December 1998, the Company was involved in the business of acquiring and servicing delinquent real estate tax liens from municipalities. In December, 1998, the Company became a majority owner of Capital Asset. During the first two quarters of 1999, the company attempted to sell its interest in Capital Asset. At the end of the second quarter of 1999, the Company ceased these efforts and decided to limit the activities of Capital Asset primarily to the servicing of the portfolios then being serviced by Capital Asset. In the second quarter of 1999, the Company completed an internal evaluation of Capital Asset's tax lien portfolio, as a result of which the Company determined that it was necessary to write down its investment in Capital Asset by $102 million. In the third quarter of 1999, Capital Asset engaged a specialty servicer of residential mortgages to help manage its business and operations and to assist in administering the tax lien portfolios serviced by Capital Asset.

         In the third quarter of 1999, Capital Asset also completed the refinancing of substantially all of its remaining tax liens. These liens were originally financed through a commercial paper warehouse facility that matured at the end of the third quarter, and which was guaranteed by the Company. The refinancing was accomplished through a securitization transaction in which the tax liens were sold to a special purpose vehicle which in turn issued notes secured by those liens. The proceeds of the securitization were used primarily to extinguish the warehouse facility. This was Capital Asset's third securitization of tax liens. MBIA Corp. has insured all of the notes issued by these securitizations. The first transaction, done in 1997, had an original net par insured of $328 million and at year-end 2000 had $90 million net par insured outstanding; the second transaction, executed in 1998, had an original net par insured of $132 million, with the year-end 2000 net par insured outstanding at $63 million; the 1999 transaction was issued at $196 million net par insured outstanding and at year-end 2000 had $165 million net par insured outstanding (these net par insured outstanding amounts give no effect to the value of collateral). MBIA Corp. has established case basis loss reserves related to these policies, but there can be no assurance that such reserves will be sufficient to cover potential losses under such policies.

         Capital Asset continues to have certain contingent liabilities outstanding, including various individual and class action lawsuits. The claims giving rise to these lawsuits are a result of Capital Asset's business activities that took place primarily before the Company assumed majority ownership and Capital Asset is defending these lawsuits. The Company has no reason to believe that it has financial liability for these lawsuits.


COMPETITION

         The financial guarantee insurance business is highly competitive. In 2000, MBIA Corp. was the largest insurer of new issue long-term municipal bonds, accounting for 28% of the par amount of such insured bonds. The other principal insurers in 2000 were Ambac Assurance Corporation, Financial Guaranty Insurance Company and Financial Security Assurance Inc., all of which, like

MBIA Corp., have Aaa and AAA claims-paying ratings from Moody's and S&P, respectively. The two principal competitors in the new issue asset/mortgage-backed securities market in 2000 were Financial Security Assurance and Ambac Assurance Corporation.

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


REINSURANCE

         State insurance laws and regulations, as well as Moody's and S&P, impose minimum capital requirements on financial guarantee companies, limiting the aggregate amount of insurance and the maximum size of any single risk exposure which may be written. MBIA Corp. increases its capacity to write new business by using treaty and facultative reinsurance to reduce its gross liabilities on an aggregate and single risk basis.

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

         As of December 31, 2000, MBIA Corp. retained approximately 83% of the gross debt service outstanding of all transactions insured by it, MBIA Assurance, CapMAC and MBIA Illinois, and ceded approximately 17% to treaty and facultative reinsurers. The principal reinsurers of MBIA Corp., MBIA Assurance, CapMAC and MBIA Illinois are Enhance Reinsurance Company, ACE Guaranty Re Incorporated, AXA Re Finance, Ambac Assurance Corporation and Munich Reinsurance Corp. These reinsurers, whose claims-paying ability is rated Triple-A by S&P, reinsured approximately 77% of the total ceded insurance in force at December 31, 2000. All of the other reinsurers reinsured approximately 23% of the total ceded insurance in force at December 31, 2000 and are diversified geographically and by lines of insurance written. MBIA Corp.'s net retention on the policies it writes varies from time to time depending on its own business needs and the capacity available in the reinsurance market. The amounts of reinsurance ceded at December 31, 2000 and 1999 by bond type and by geographic location are set forth in Note 19 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries. The downgrade or default of one or more of the Company's reinsurers could have an adverse impact on the Company's results of operations. MBIA Corp. and MBIA Assurance have entered into a reinsurance agreement providing for MBIA Corp.'s reinsurance of policies issued by MBIA Assurance and a net worth maintenance agreement in which MBIA Corp. agrees to maintain the net worth of MBIA Assurance, to remain its sole shareholder and not to pledge its shares. Under the reinsurance agreement MBIA Corp. agrees to reimburse MBIA Assurance on an excess of loss basis for losses incurred in each calendar year for net retained insurance liability, subject to certain contract limitations. Under the net worth maintenance agreement, MBIA Corp. agrees to maintain a minimum capital and surplus position in accordance with French and New York State legal requirements.

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


INVESTMENTS AND INVESTMENT POLICY

         The Finance Committee of the Board of Directors of the Company approves the general investment objectives and policies of the Company, and also reviews more specific investment guidelines. On January 1, 1996, CMC assumed full management of all of MBIA Corp.'s consolidated investment portfolios. Certain investments of the Company and MBIA Assurance related to non-U.S. insurance operations are managed by independent managers.

         To continue to provide strong capital resources and claims-paying capabilities for its insurance operations, the investment objectives and policies for insurance operations set quality and preservation of capital as the primary objective subject to an appropriate degree of liquidity. Maximization of after-tax investment income and investment returns is an important but secondary objective.

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

       For 2000, approximately 64% of the Company's net income was derived from after-tax earnings on its investment portfolio (excluding the amounts on investment agreement assets which are recorded as a component of investment management services revenues). The following table sets forth investment income and related data for the years ended December 31, 1998, 1999, and 2000.

                      INVESTMENT INCOME OF THE COMPANY (1)

                                                                         1998             1999             2000
                                                                                     (IN THOUSANDS)
        Investment income before expenses (2)                           $337,565         $365,823        $400,754
        Investment expenses                                                5,763            6,367           6,769
                                                                   -------------    -------------    ------------
        Net investment income before income taxes                        331,802          359,456         393,985
        Net realized gains                                                34,976           25,160          32,884
                                                                   -------------    -------------    ------------
        Total investment income before income taxes                     $366,778         $384,616        $426,869
                                                                   =============    =============    ============

        Total investment income after income taxes                      $299,491         $312,200        $335,435
                                                                   =============    =============    ============

-----------------------------
(l) Excludes investment income from investment management services and municipal services segments.

(2)  Includes taxable and tax-exempt interest income.

         The tables below set forth the composition of the Company's investment portfolios. The weighted average yields in the tables reflect the nominal yield on market value as of December 31, 2000, 1999 and 1998.


                      INVESTMENT PORTFOLIO BY SECURITY TYPE
                             AS OF DECEMBER 31, 2000

                                                                                                        INVESTMENT
                                                                    INSURANCE                      MANAGEMENT SERVICES

                                                                                WEIGHTED                          WEIGHTED
                                                           FAIR VALUE           AVERAGE         FAIR VALUE        AVERAGE
INVESTMENT CATEGORY                                      (IN THOUSANDS)        YIELD (1)      (IN THOUSANDS)      YIELD (1)

Fixed income investments:
   Long-term bonds:
      Taxable bonds:
         U.S. Treasury & Agency obligations                 $  841,683              6.34%         $  443,581          6.09%
         GNMAs                                                 156,284              7.04             149,989          6.49
         Other mortgage & asset backed securities              317,964              6.64           2,954,242          6.20
         Corporate obligations                               1,388,535              6.87             919,547          7.15
         Foreign obligations (2)                               235,378              6.28             282,278          7.07
                                                        --------------       ------------     --------------     ----------
           Total                                             2,939,844              6.66           4,749,637          6.43
      Tax-exempt bonds:
         State & municipal                                   3,800,283              7.62                  --            --
                                                        --------------       ------------     --------------     ----------
           Total long-term investments                       6,740,127              7.20           4,749,637          6.43
      Short-term investments (3)                               376,604              6.57             246,971          6.05
                                                        --------------       ------------     --------------     ----------
           Total fixed income investments                    7,116,731              7.17%          4,996,608          6.42%
Other investments (4)                                          119,591                --                  --            --
                                                        --------------                        --------------
           Total investments                                $7,236,322                --          $4,996,608            --
                                                        ==============                        ==============

-----------------------------
(1) Prospective market yields as of December 31, 2000. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.

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

                      INVESTMENT PORTFOLIO BY SECURITY TYPE
                             AS OF DECEMBER 31, 1999

                                                                                                     INVESTMENT
                                                                    INSURANCE                    MANAGEMENT SERVICES

                                                                               WEIGHTED                        WEIGHTED
                                                          FAIR VALUE           AVERAGE        FAIR VALUE       AVERAGE
INVESTMENT CATEGORY                                     (IN THOUSANDS)         YIELD (1)    (IN THOUSANDS)     YIELD (1)

Fixed income investments:
   Long-term bonds:
      Taxable bonds:
          U.S. Treasury & Agency obligations               $  600,350              7.45%      $1,237,005          6.67%
          GNMAs                                               146,976              7.68           67,950          7.16
          Other mortgage & asset backed securities            267,531              7.94        1,880,944          6.94
          Corporate obligations                             1,148,565              7.50          766,180          7.61
          Foreign obligations (2)                             158,938              7.21          317,755          7.66
                                                        -------------       ------------    ------------       --------
            Total                                           2,322,360              7.53        4,269,834          7.04
      Tax-exempt bonds:
          State & municipal                                 3,461,619              8.72               --            --
                                                        -------------       ------------    ------------       --------
            Total long-term investments                     5,783,979              8.24        4,269,834          7.04
      Short-term investments (3)                              274,022              5.92          219,717          6.17
                                                        -------------       ------------    ------------       --------
            Total fixed income investments                  6,058,001              8.14%       4,489,551          7.00%
Other investments (4)                                         146,038                --               --            --
                                                        -------------                       ------------
            Total investments                              $6,204,039                --       $4,489,551            --
                                                        =============                       ============


-----------------------------
(1) Prospective market yields as of December 31, 1999. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.

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

                      INVESTMENT PORTFOLIO BY SECURITY TYPE
                             AS OF DECEMBER 31, 1998

                                                                                                      INVESTMENT
                                                                   INSURANCE                     MANAGEMENT SERVICES

                                                                              WEIGHTED                          WEIGHTED
                                                         FAIR VALUE           AVERAGE          FAIR VALUE       AVERAGE
INVESTMENT CATEGORY                                    (IN THOUSANDS)         YIELD (1)      (IN THOUSANDS)    YIELD (1)
Fixed income investments:
   Long-term bonds:
      Taxable bonds:
          U.S. Treasury & Agency obligations               $  487,132           6.15%          $1,404,668         5.54%
          GNMAs                                               154,088           6.58              100,033         6.42
          Other mortgage & asset backed securities            206,171           6.25              849,922         5.33
          Corporate obligations                             1,026,847           5.85              842,330         6.05
          Foreign obligations (2)                             136,416           5.45              292,979         6.46
                                                       --------------     -----------        ------------    ----------
            Total                                           2,010,654           5.99            3,489,932         5.71
      Tax-exempt bonds:
          State & municipal                                 3,873,399           7.15                   --           --
                                                       --------------     -----------        ------------    ----------
            Total long-term investments                     5,884,053           6.76            3,489,932         5.71
      Short-term investments (3)                              423,194           4.94              188,297         5.03
                                                       --------------     -----------        ------------    ----------
            Total fixed income investments                  6,307,247           6.63%           3,678,229         5.68%
Other investments (4)                                          94,975             --                   --           --
                                                       --------------                        ------------
            Total investments                              $6,402,222             --           $3,678,229           --
                                                       ==============                         ============

-----------------------------
(1) Prospective market yields as of December 31, 1998. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.

(2)  Consists of U.S. denominated foreign government and corporate securities.

(3) Taxable and tax-exempt investments, including bonds with a remaining maturity of less than one year.

(4) Consists of equity investments and other fixed income investments; yield information not meaningful.

         The average maturity of the insurance fixed income portfolio excluding short-term investments as of December 31, 2000 was 12.9 years. After allowing for estimated principal pre-payments on mortgage pass-through securities, the duration of the portfolio was 7.2 years.

         The table below sets forth the distribution by maturity of the Company's consolidated fixed income investments:


                         FIXED INCOME INVESTMENTS BY MATURITY
                               AS OF DECEMBER 31, 2000

                                                                                          INVESTMENT
                                                           INSURANCE                  MANAGEMENT SERVICES

                                                 FAIR VALUE       % OF TOTAL     FAIR VALUE       % OF TOTAL
                                                    (IN          FIXED INCOME       (IN          FIXED INCOME
                       MATURITY                  THOUSANDS)      INVESTMENTS     THOUSANDS)       INVESTMENTS
         Within 1 year                           $  376,604            5.3%      $  246,971            4.9%
         Beyond 1 year but within 5 years         1,042,342           14.7        1,872,702           37.5
         Beyond 5 years but within 10 years       1,547,315           21.7          783,325           15.7
         Beyond 10 years but within 15 years      1,203,493           16.9          448,697            9.0
         Beyond 15 years but within 20 years      1,318,206           18.5          678,787           13.6
         Beyond 20 years                          1,628,771           22.9          966,126           19.3
                                                -----------     ------------   ------------      ----------
         Total fixed income investments          $7,116,731          100.0%      $4,996,608          100.0%
                                                ===========      ===========   ============      ==========



         The quality distribution of the Company's fixed income investments based on ratings of Moody's was as shown in the table below:

                    FIXED INCOME INVESTMENTS BY QUALITY RATING (1)
                                AS OF DECEMBER 31, 2000

                                                                                               INVESTMENT
                                                           INSURANCE                       MANAGEMENT SERVICES

                                                  FAIR VALUE        % OF TOTAL        FAIR VALUE          % OF TOTAL
                                                (IN THOUSANDS)     FIXED INCOME     (IN THOUSANDS)       FIXED INCOME
                    QUALITY RATING                                 INVESTMENTS                           INVESTMENTS
         Aaa                                       $4,469,758              65.0%        $4,112,345             82.3%
         Aa                                         1,481,489              21.5            325,652              6.5
         A                                            892,398              13.0            547,704             11.0
         Baa                                           31,092               0.5             10,907              0.2
                                                --------------   ---------------     --------------     ------------
                                                   $6,874,737             100.0%        $4,996,608            100.0%
                                                ==============   ===============     ==============     ============

-----------------------------
(1) Excludes short-term investments with an original maturity of less than one year, but includes bonds having a remaining maturity of less than one year.

REGULATION

         MBIA Corp. is licensed to do insurance business in, and is subject to insurance regulation and supervision by, the State of New York (its state of incorporation), the 49 other states, the District of Columbia, Guam, the Northern Mariana Islands, the U.S. Virgin Islands, Puerto Rico, the Kingdom of Spain and the Republic of France. MBIA Assurance is licensed to do insurance business in France and is subject to regulation under the corporation and insurance laws of the Republic of France. MBIA Assurance has used the provisions of the Third Non-life Insurance Directive to operate in the United Kingdom both on a services and branch basis and is to a limited extent subject to supervision by the Financial Services Authority. The extent of state insurance regulation and supervision varies by jurisdiction, but New York, Illinois and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies. These laws prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. is required to file detailed annual financial statements with the New York Insurance Department and similar supervisory agencies in each of the other jurisdictions in which it is licensed. The operations and accounts of MBIA Corp. are subject to examination by these regulatory agencies at regular intervals.

         MBIA Corp. is licensed to provide financial guarantee insurance under
Article 69 of the New York Insurance Law. Article 69 defines financial guarantee insurance to include any guarantee under which loss is payable upon proof of occurrence of financial loss to an insured as a result of certain events. These events include the failure of any obligor on or any issuer of any debt instrument or other monetary obligation to pay principal, interest, premium, dividend or purchase price of or on such instrument or obligation when due. Under Article 69, MBIA Corp. is licensed to transact financial guarantee insurance, surety insurance and credit insurance and such other kinds of business to the extent necessarily or properly incidental to the kinds of insurance which MBIA Corp. is authorized to transact. In addition, MBIA Corp. is empowered to assume or reinsure the kinds of insurance described above.

         As a financial guarantee insurer, MBIA Corp. is required by the laws of New York, California, Connecticut, Florida, Illinois, Iowa, New Jersey and Wisconsin to maintain contingency reserves on its municipal bond, asset-backed securities and other financial guarantee liabilities. Under New Jersey, Illinois and Wisconsin regulations, contributions by such an insurer to its contingency reserves are required to equal 50% of earned premiums on its municipal bond business. Under New York law, such an insurer is required to contribute to contingency reserves 50% of premiums as they are earned on policies written prior to July 1, 1989 (net of reinsurance), and, with respect to policies written on and after July 1, 1989, must make contributions over a period of 15 or 20 years (based on issue type), or until the contingency reserve for such insured issues equals the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.5%, depending upon the type of obligation guaranteed (net of reinsurance, refunding, refinancings and certain insured securities). California, Connecticut, Iowa and Florida laws impose a generally similar requirement. In each of these states, MBIA Corp. may apply for release of portions of the contingency reserves in certain circumstances.

         The laws and regulations of these states also limit both the aggregate and single municipal bond and asset-backed securities risks that MBIA Corp. may insure on a net basis. California, Connecticut, Florida, Illinois and New York, among other things, limit insured average annual debt service on insured municipal bonds with respect to a single entity and backed by a single revenue source (net of qualifying collateral and reinsurance) to 10% of policyholders' surplus and contingency reserves. California, Connecticut, Florida, Illinois and New York also limit the net insured unpaid principal on a municipal bond issued by a single entity and backed by a single revenue source to 75% of policyholders' surplus and contingency reserves. California, Connecticut, and New York, among other things, require for each issue of asset-backed securities issued by a single entity and for each pool of consumer debt obligations, the lesser of: (1) the insured average debt service or (2) the insured unpaid principal (reduced by the extent to which unpaid principal of the supporting assets exceeds the insured unpaid principal) divided by nine. Each issue of asset-backed securities issued by a single entity and each pool of consumer debt obligations shall not exceed 10% of the aggregate of the insurer's policyholders' surplus and contingency reserves, provided that no asset in the pool supporting the asset-backed securities exceeds single risk limits. Florida limits insured unpaid principal for any one risk to 10% of policyholders' surplus and contingency reserves. In New Jersey, Virginia and Wisconsin, the average annual debt service on any single issue of municipal bonds (net of reinsurance) is limited to 10% of policyholders' surplus. Other states that do not explicitly regulate financial guarantee or municipal bond insurance do impose single risk limits, which are similar in effect to the foregoing.

         Under New York, California, Connecticut, Florida, Illinois, New Jersey and Wisconsin law, aggregate insured unpaid principal and interest under policies insuring municipal bonds (in the case of New York, California, Connecticut, Florida and Illinois, net of reinsurance) are limited to certain multiples of policyholders' surplus and contingency reserves. New York, California, Connecticut, Florida, Illinois and other states impose a 300:1 limit for insured municipal bonds, although more restrictive limits on bonds of other types do exist. For example, New York, California, Connecticut and Florida impose a 100:1 limit for certain types of non-municipal bonds. Under New York, California, Connecticut, Florida, and New Jersey law, aggregate insured unpaid principal and interest under policies insuring asset-backed securities (again, in the case of New York, California, Connecticut, and Florida, net of reinsurance) are limited to certain multiples of policyholders' surplus and contingency reserves. New York, California, Connecticut, Florida, and other states impose a 150:1 limit for insured investment grade asset-backed securities, although more restrictive limits on asset-backed securities of other types exist. For example, New York, California, Connecticut, and Florida impose a 50:1 limit for non-investment grade asset-backed securities.

         The Company, MBIA Corp., MBIA Illinois, and CapMAC also are subject to regulation under insurance holding company statutes of New York, Illinois and other jurisdictions in which MBIA Corp., MBIA Illinois, and CapMAC are licensed to write insurance. The requirements of holding company statutes vary from jurisdiction to jurisdiction but generally require insurance holding companies, such as the Company, and their insurance subsidiaries, to register and file certain reports describing, among other information, their capital structure, ownership and financial condition. The holding company statutes also generally require prior approval of changes in control, of certain dividends and other inter-corporate transfers of assets, and of transactions between insurance companies, their parents and affiliates. The holding company statutes impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that those exceeding specified limits receive prior regulatory approval.

         Prior approval by the New York Insurance Department is required for any entity seeking to acquire "control" of the Company, MBIA Corp, or CapMAC. Prior approval by the Illinois Department of Insurance is required for any entity seeking to acquire "control" of the Company, MBIA Corp., MBIA Illinois, or CapMAC. In many states, including New York and Illinois, "control" is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled by an entity, although the supervisory agency may find that "control" in fact does or does not exist when an entity owns or controls either a lesser or greater amount of securities.

         The laws of New York regulate the payment of dividends by MBIA Corp. and provide that a New York domestic stock property/casualty insurance company (such as MBIA Corp.) may not declare or distribute dividends except out of statutory earned surplus. New York law provides that the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and
(ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders' surplus, as shown by the most recent statutory financial statement on file with the New York Insurance Department, or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent of Insurance approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings. See Note to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

         The foregoing dividend limitations are determined in accordance with Statutory Accounting Practices ("SAP"), which generally produce statutory earnings in amounts less than earnings computed in accordance with Generally Accepted Accounting Principles ("GAAP"). Similarly, policyholders' surplus, computed on a SAP basis, will normally be less than net worth computed on a GAAP basis. See Note to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

         MBIA Corp., MBIA Illinois, and CapMAC are exempt from assessments by the insurance guarantee funds in the majority of the states in which they do business. Guarantee fund laws in most states require insurers transacting business in the state to participate in guarantee associations, which pay claims of policyholders and third-party claimants against impaired or insolvent insurance companies doing business in the state. In most states, insurers licensed to write only municipal bond insurance, financial guarantee insurance and other forms of surety insurance are exempt from assessment by these funds and their policyholders are prohibited from making claims on these funds.


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

         To the extent that specific insured issues are identified as currently or likely to be in default, the present value of the expected payments, including costs of settlement, net of expected recoveries, is allocated within the total loss reserve as a case basis reserves.

The total reserve is calculated by applying a loss factor, determined based on an independent rating agency study of bond defaults, to net debt service written. At December 31, 2000, $209.2 million of the $467.9 million reserve for loss and loss adjustment expenses represents case basis reserves, of which $183.9 million is attributable to a health care facility in Pennsylvania. The remaining case basis reserves represent various housing financings and structured finance transactions, the largest of which is $9.9 million. Both MBIA Illinois and CapMAC are currently inactive and their insurance business is in run-off. MBIA Corp. has reinsured their respective net liabilities on financial guarantee insurance business and maintains required reserves in connection therewith.

         The reserves for losses and loss adjustment expenses are based on estimates, and there can be no assurance that the ultimate liability will not exceed such estimates. To the extent that actual case losses for any period are less than the unallocated portion of the total loss reserve, it is not likely that there will be an impact on the Company's earnings for that period other than an addition to the reserve which results from applying the loss rate factor to new debt service insured or if the Company decides to make a one-time adjustment to the reserves in the event of a loss that materially reduces the unallocated portion of the reserve. To the extent that case losses, for any period, exceed the unallocated portion of the total loss reserve, the excess will be charged against the Company's earnings for that period. In 2000 and 1999, the Company reviewed its loss reserving methodology. The reviews included an analysis of loss-reserve factors and the historical default and recovery experience of certain sectors of the fixed-income market. The 1999 review resulted in an increase in the Company's loss reserve factors.


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

                                                                         YEARS ENDED DECEMBER 31,
                                                   1996             1997              1998             1999        2000
MBIA Corp.
   Loss ratio                                       1.7%             1.2%              8.0%             12.3%       6.2%
   Expense ratio                                   22.8             21.2              16.8              23.6       22.1
   Combined ratio                                  24.5             22.4              24.8              35.9       28.3
Financial guarantee industry (1)
   Loss ratio                                       4.9%             8.3%             22.8%              4.2%         *
   Expense ratio                                   31.6             28.1              22.7              24.1          *
   Combined ratio                                  36.5             36.4              45.5              28.3          *


-----------------------------
(1) Industry statistics were taken from the 1999 Industry Financial Results of the Association of Financial Guaranty Insurors.

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


         Net insurance in force, qualified statutory capital (which is comprised of policyholders' surplus and the contingency reserve), and policyholders' leverage ratios for MBIA Corp. and for the financial guarantee industry are shown in the table below:

                                                                           AS OF DECEMBER 31,
                                              1996                 1997                   1998               1999           2000
                                                                        (DOLLARS IN MILLIONS)
MBIA Corp.
   Net insurance in force               $  434,417           $  513,736             $  595,895         $  635,883       $680,878
   Qualified statutory capital               2,620                3,140                  3,741              4,152          4,505
   Policyholders' leverage ratio             166:1                164:1                  159:1              153:1          151:1
Financial guarantee industry (1)
   Net insurance in force               $1,076,821           $1,262,697             $1,416,433         $1,616,226              *
   Qualified statutory capital               7,350                8,851                  9,833             11,139              *
   Policyholders' leverage ratio             147:1                143:1                  144:1              145:1              *


-----------------------------
(1) Industry statistics were taken from the 1999 Industry Financial Results of the Association of Financial Guaranty Insurors. * Not available.

         The policyholders' leverage ratio is the ratio of net insurance in force to qualified statutory capital. This test is sometimes focused on as a measure of a company's claims-paying capacity. The Company believes that the leverage ratio has significant limitations since it compares the total debt service (undiscounted) coming due over the next 30 years or so to a company's current capital base. It thereby fails to recognize future capital that will be generated during the period of risk being measured, arising from unearned premium reserve and future installment premium commitments nor does it take into account the Company's "soft" capital facilities (see "Business -- Credit Agreement"). Further, the leverage ratio does not consider the underlying quality of the issuers whose debt service is insured and thereby does not differentiate among the risk characteristics of a financial guarantor's insured portfolio, nor does it give any benefit for third-party commitments such as standby lines of credit.


MBIA CORP. INSURANCE POLICIES

         Virtually all of the insurance policies issued by MBIA Corp. provide an unconditional and irrevocable guarantee of the payment to a designated paying agent for the holders of the insured obligations of an amount equal to the principal of and interest or other amounts due on the insured obligations that have not been paid. In the event of a default in payment of principal, interest or other insured amounts by an issuer, MBIA Corp. promises to make funds available in the amount of the default on the next business day following notification. MBIA Corp. has a Fiscal Agency Agreement with State Street Bank and Trust Company, N.A. which provides for this payment upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing MBIA Corp. as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by MBIA Corp. Even if the holders are permitted by the terms of the insured obligations to have the full amount of principal, accrued interest or other amounts due declared due and payable immediately in the event of a default, MBIA Corp. is required to pay only the amounts scheduled to be paid, but not in fact paid, on each originally scheduled payment date.

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

RATING AGENCIES

         Moody's, S&P, Fitch and RII perform periodic reviews of MBIA Corp. and other companies providing financial guarantee insurance. Their reviews focus on the insurer's operations, financial condition, underwriting policies and procedures and on the issues insured. Additionally, each rating agency has certain criteria as to exposure limits and capital requirements for financial guarantors.

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


INVESTMENT CONSIDERATIONS

         Claims-Paying Ability Rating
         ----------------------------

         MBIA Corp.'s ability to attract new business and to compete with other triple-A rated financial guarantors is largely dependent on the Triple-A claims paying ratings assigned to it by the major rating agencies. Although MBIA Corp. intends to comply with the requirements of the rating agencies to maintain such ratings, no assurance can be given that these requirements will not change or that, even if MBIA Corp. complies with these requirements, one or more of such rating agencies will not reduce or withdraw their claims-paying ability ratings of MBIA Corp. in the future. MBIA Corp.'s ability to attract new business and to compete with other triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings. See "Business - Rating Agencies".

         Competition
         -----------

         The businesses engaged in by MBIA Corp. are highly competitive. MBIA Corp. faces competition from other financial guaranty insurance companies, other providers of third-party credit enhancement, such as multi line insurance companies and banks, and alternative executions which do not employ third-party credit enhancement. To the extent that there is no increase in the dollar volume of obligations that require guaranties, increased competition, either in terms of price or new providers of credit enhancement, would likely have an adverse effect on MBIA Corp.'s business. See "Business - Competition".

         Market and Other Factors
         ------------------------

         The demand for financial guaranty insurance depends upon many factors, some of which are beyond the control of MBIA Corp. While all the major financial guaranty insurers have triple-A claims-paying ability ratings from the major rating agencies, investors may from time to time distinguish among financial guarantors on the basis of various factors, including size, insured portfolio concentration and financial performance. These distinctions may result in differentials in trading levels for securities insured by particular financial guarantors which, in turn, may provide a competitive advantage to those financial guarantors with better trading characteristics. Conversely, various investors may, due to regulatory or internal guidelines, lack additional capacity to purchase securities insured by certain financial guarantors, which may provide a competitive advantage to guarantors with fewer insured obligations outstanding.

         Prevailing interest rate levels affect demand for financial guaranty insurance to the extent that lower interest rates are accompanied by narrower spreads between insured and uninsured obligations. The purchase of insurance during periods of relatively narrower interest rate spreads will generally provide lower cost savings to the issuer than during periods of relatively wider spreads. These lower cost savings generally are accompanied by a corresponding decrease in demand for financial guaranty insurance.

         The perceived financial strength of financial guaranty insurers also affects demand for financial guaranty insurance. Should a major financial guaranty insurer, or the industry generally, have its claims-paying ability rating lowered, or suffer for some other reason deterioration in investors' confidence, demand for financial guaranty insurance may be reduced significantly.

         Premium rates are affected by factors such as the insurer's appraisal of the insured credit, the spread between interest rates prevailing on insured and uninsured obligations and capital charges associated with these exposures as determined by the rating agencies and regulators, as well as competition for such business among financial guaranty insurance providers and other forms of credit enhancement. Lower interest rates generally result in lower premium amounts to the extent that premium amounts are based on the total dollar amount of principal interest and other amounts insured.

         Regulation
         ----------

         The financial guaranty insurance industry has historically been and will continue to be subject to the direct and indirect effects of governmental regulation, including changes in tax laws and legal precedents affecting asset-backed and municipal obligations. No assurance can be given that future legislative regulatory or judicial changes will not adversely affect MBIA Corp.'s business. See "Business - Regulation" for a description of current insurance regulations affecting MBIA Corp.

         Adequacy of Loss Reserves
         -------------------------

         The financial guaranties issued by MBIA Corp. insure the financial performance of the obligations guaranteed over an extended period of time, in some cases over 30 years, under policies that MBIA Corp. cannot cancel. As a result of the lack of statistical loss data due to the low level of losses in MBIA Corp.'s financial guaranty business and in the financial guaranty industry in general, particularly in the structured asset-backed area, MBIA Corp. does not use traditional actuarial approaches to determine its loss reserves. Instead, a general loss reserve is established in an amount deemed adequate to cover the expected levels of losses and loss adjustment expense on MBIA's overall portfolio. The size of the general loss reserve is determined by a formula, the components of which are reviewed regularly. Management believes that the current level of general loss reserves is adequate to cover the estimated liability for claims and the related adjustment expenses with respect to financial guaranties issued by MBIA Corp. The establishment of the appropriate level of loss reserves is an inherently uncertain process involving numerous estimates and subjective judgments by management, and therefore there can be no assurance that losses in MBIA Corp.'s insured portfolio will not exceed the loss reserves. Losses from future defaults, depending on their magnitude, could have a material adverse effect on the results of operations and financial condition of MBIA Corp. See "Business - Losses and Reserves".

         Realization of Installment Premiums
         -----------------------------------

         Due to the annuity nature of a significant percentage of its premium income, MBIA Corp. has an embedded future revenue stream. The amount of installment premiums actually realized by MBIA Corp. could be reduced in the future due to factors such as accelerated prepayments of underlying obligations. Although increases in installment premium due to renewals of existing insurance contracts historically have been greater than reductions, there can be no assurance that future circumstances might not cause a net reduction overall, resulting in lower revenues.

         Reinsurance
         ___________

         MBIA Corp.'s ability to maintain reinsurance capacity is important to its business. In order to comply with regulatory, rating agency or internal single risk retention limits for transactions of significant size, MBIA Corp. needs access to sufficient reinsurance capacity to underwrite large transactions. If MBIA Corp. were to become unable to obtain sufficient reinsurance, this could have an adverse impact on its ability to issue policies for large transactions. See "Business - Reinsurance". MBIA Corp. remains liable for insurance ceded to reinsurers to the extent such reinsurers are unable to meet their obligations.

         Anti-Takeover Provisions
         ________________________

         The Company's Charter and Bylaws contain special notice and other provisions the effect of which could be to discourage non-negotiated takeover attempts, which takeovers some stockholders might otherwise deem to be in their interests. In addition, the Company has a Rights Plan in place that would also deter non-negotiated takeovers. Given the importance of MBIA Corp.'s triple-A ratings to the Company's business, as a practical matter, a change of control would require confirmation in advance from the rating agencies that such transaction would not result in a downgrading of the claims-paying ability rating assigned to MBIA Corp.

         The insurance laws of New York provide that no person, other than an authorized insurer, may acquire control of the Company and thus indirect control of MBIA Corp., or any other New York-domiciled insurance subsidiary of the Company, unless it has given prior written notice to MBIA Corp. and any such subsidiary and received the prior approval of the Superintendent of Insurance of the State of New York. Furthermore, any purchaser of 10% or more of the outstanding shares of the Company's Common Stock would be presumed to have acquired such control unless the Superintendent of Insurance determined otherwise. Therefore, any takeover of the Company effectively requires regulatory approval. This regulatory restriction may effectively reduce the probability of a takeover without the cooperation of management.

         Investment Management Services Businesses
         _________________________________________

         The Company's Investment Management Services businesses have grown as a proportion of its overall business (see "Investment Management Businesses"). As their contribution continues to grow, events that negatively affect the performance of the Investment Management Services businesses could affect the overall performance of the Company.


CREDIT AGREEMENT

         MBIA Corp. entered into a Credit Agreement, dated as of December 29, 1989, which has been amended from time to time (the "Credit Agreement"), to provide MBIA Corp. with an unconditional, irrevocable line of credit. The line of credit is available to be drawn upon by MBIA Corp., in an amount up to $900 million, after MBIA Corp. has incurred, during the period commencing October 27, 2000 and ending October 31, 2007, cumulative losses (net of any recoveries) in excess of $900 million or 5.6% of average annual debt service. The obligation to repay loans made under the Credit Agreement is a limited recourse obligation of MBIA Corp. payable solely from, and secured by a pledge of, recoveries realized on defaulted insured obligations, from certain pledged installment premiums and other collateral. Borrowings under the Credit Agreement are repayable on the expiration date of the Credit Agreement. The current expiration date of the Credit Agreement is October 31, 2007, subject to annual extensions under certain circumstances. The Credit Agreement contains covenants that, among other things, restrict MBIA Corp.'s ability to encumber assets or merge or consolidate with another entity.


EMPLOYEES

         As of March 15, 2001, the Company had 745 employees. No employee is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.


EXECUTIVE OFFICERS

         The executive officers of the Company and their present ages and positions with the Company are set forth below. All these individuals are also directors of MBIA Corp.

     NAME                         AGE           POSITION AND TERM OF OFFICE
     ----                         ---           ---------------------------

     Joseph W. Brown               52           Chairman and Chief Executive Officer (officer since January 1999)
     Gary C. Dunton                45           President and Chief Operating Officer (officer since January, 1998)
     Richard L. Weill              58           Vice President and Secretary (officer since 1989)
     Neil G. Budnick               46           Vice President and Chief Financial Officer (officer since 1992)
     John B. Caouette              56           Vice President (officer since February, 1998)
     Ram D. Wertheim               46           Vice President and General Counsel (officer since January, 2000)
     Kevin D. Silva                47           Vice President and Chief Administrative Officer (officer since 1995)
     Ruth M. Whaley                45           Vice President and Chief Risk Officer (officer since 1999)
     Robert T. Wheeler             58           Vice President and Chief Technology Officer (officer since May, 2000)
     John S. Pizzarelli            45           Vice President (officer since November, 2000)
     Mark S. Zucker                52           Vice President (officer since November, 2000)

         Joseph W. Brown is Chairman and Chief Executive Officer of the Company (effective January 7, 1999) and a director of the Company. Prior to joining the Company in January 1999, Mr. Brown was Chairman of the Board of Talegen Holdings, Inc.

         Gary C. Dunton is President and Chief Operating Officer of the Company and a director of the Company. Mr. Dunton was, prior to joining the Company as an officer, a director of the Company and President of the Family and Business Insurance Group, USF&G Insurance.

         Richard L. Weill is Vice President and Secretary of the Company. From 1989 through 1991, Mr. Weill was General Counsel and Corporate Secretary of the Company.

         Neil G. Budnick is Vice President and Chief Financial Officer of the Company. Mr. Budnick has been primarily involved in the insurance operations area of MBIA Corp. since joining the Company in 1983.

         John B. Caouette is Vice President of the Company. Mr. Caouette was, until February of 1998, the Chairman and Chief Executive Officer of CapMAC Holdings Inc.

         Ram D. Wertheim is Vice President and General Counsel of the Company. From February of 1998 until January, 2000, he served in various capacities in the Structured Finance Division. Mr. Wertheim was, until February of 1998, the General Counsel of CapMAC Holdings Inc.

         Kevin D. Silva is Vice President and Chief Administrative Officer of the Company. He has been in charge of the Management Services Division of MBIA Corp. since joining the Company in late 1995.

         Ruth M. Whaley is Vice President and Chief Risk Officer of the Company. She was, until February of 1998, the Chief Underwriting Officer of CapMAC Holdings Inc.

         Robert T. Wheeler is Vice President and Chief Technology Officer of the Company. From 1985 until April of 2000, he was the Managing Director and Chief Information Officer of US Fire Insurance Company.

         John S. Pizzarelli is Vice President of the Company and head of the Public Finance Division of MBIA Corp. Since joining MBIA Corp. in 1985, he has been primarily involved in the public finance area.

         Mark D. Zucker is Vice President of the Company and head of the Structured Finance Division of MBIA Corp. Prior to joining the Company he was Chief Credit Officer of Investment Banking for Rabobank International.


ITEM 2.  PROPERTIES

         MBIA Corp. owns the 265,000 square foot office building on approximately 15.5 acres of property in Armonk, New York, in which the Company and MBIA Corp. have their headquarters. The Company also has rental space in New York, New York, San Francisco, California, Paris, France, Madrid, Spain, Sydney, Australia and London, England. The Company believes that these facilities are adequate and suitable for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

         In the normal course of operating its businesses, the Company may be involved in various legal proceedings. There are no material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party; however, Capital Asset continues to have certain contingent liabilities outstanding, including various individual and class action lawsuits, which they are defending. The Company has no reason to believe that it has financial liability for these lawsuits.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The information concerning the market for the Company's Common Stock and certain information concerning dividends appears under the heading "Shareholder Information" on page 65 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference. As of March 15, 2001, there were 945 shareholders of record of the Company's Common Stock. The information concerning dividends on the Company's Common Stock is under "Business - Regulation" in this report.


ITEM 6.  SELECTED FINANCIAL DATA

         The information under the heading "Selected Financial and Statistical Data" as set forth on pages 34-35 of the Company's 2000 Annual Report to Shareholders is incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth on pages 36-42 of the Company's 2000 Annual Report to Shareholders is incorporated by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See the information under the heading "Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth on page 42 of the Company's 2000 Annual Report to Shareholders which is incorporated by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company, the Report of Independent Accountants thereon by PricewaterhouseCoopers LLP and the unaudited "Quarterly Financial Information" are set forth on pages 43-62 of the Company's 2000 Annual Report to Shareholders and are incorporated by reference.


         Subsequent Event - Stock Split (Unaudited)

         On March 15, 2001 the Company's Board of Directors approved a 3 for 2 stock split by means of a stock dividend. The 3-for-2 stock split will be accomplished through a stock dividend which will be distributed on April 20, 2001 to shareholders of record as of April 2, 2001. The pro-forma per share amounts on a post-split basis for the years ended December 31, 2000, 1999 and 1998 would be as follows:

                                                   2000           1999            1998
Net income per common share:
   Basic                                        $  3.58        $  2.15         $  2.91
   Diluted                                      $  3.56        $  2.13         $  2.88

Book value per share                            $ 28.59        $ 23.56         $ 25.43


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors is set forth under "Election of Directors" in the Company's Proxy Statement, which will be filed on or before April 9, 2001, which is incorporated by reference.

         Information regarding executive officers is set forth under Item 1, "Business - Executive Officers," in this report.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding compensation of the Company's executive officers is set forth under "Compensation of Executive Officers" in the Company's Proxy Statement, which will be filed on or before April 9, 2001, which is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is set forth under "Election of Directors" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement, which will be filed on or before April 9, 2001, which is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Company's Proxy Statement which will be filed on or before April 9, 2001, which is incorporated by reference.

                                    PART IV

ITEM 14.

         (a) Financial Statements and Financial Statement Schedules and
Exhibits.

         1.    Financial Statements

         MBIA Inc. has incorporated by reference from the 2000 Annual Report to Shareholders the following consolidated financial statements of the Company:

                                                                                  Annual Report to Shareholders
                                                                                              Page(s)
        MBIA INC. AND SUBSIDIARIES

        Report of independent accountants.                                                      43
        Consolidated balance sheets as of  December 31, 2000 and                                44
        1999.
        Consolidated statements of income for the years ended                                   45
        December 31, 2000, 1999 and 1998.
        Consolidated statements of changes in shareholders'                                     46
        equity for the years ended December 31, 2000, 1999 and
        1998.
        Consolidated statements of cash flows for the years ended December
        31, 2000, 1999 and 1998.                                                                47
        Notes to consolidated financial statements.                                          48-62

         2.    Financial Statement Schedules

               The following financial statement schedules are filed as part of this report.


         Schedule      Title
         I             Summary of investments, other than investments in
                       related parties, as of December 31, 2000.
         II            Condensed financial information of Registrant
                       for December 31, 2000, 1999 and 1998. IV Reinsurance for
                       the years ended December 31, 2000, 1999 and 1998.

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

               3. Articles of Incorporation and By-Laws.

               3.1. Restated Certificate of Incorporation, dated August 17, 1990, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Comm. File 1-9583) (the "1990 10-K"), as amended December 20, 1995.

               3.2. By-Laws as Amended as of March 19, 1998, incorporated by reference to Exhibit 3.2 of the 1998 10-K.

               4. Instruments Defining the Rights of Security Holders, including Indentures.

               4.1 Indenture, dated as of August 1, 1990, between MBIA Inc. and The First National Bank of Chicago, Trustee, incorporated by reference to
Exhibit 10.72 to the 1992 10-K.

               4.2 Bond Purchase and Paying Agent Agreement between MBIA Inc. and various banks, entered into as of December 12, 2000 in connection with CHF 175,000,000 4.5% Bonds, due June 15, 2010.

               10.      Material Contracts

               10.01. Amended and Restated Tax Allocation Agreement, dated as of January 1, 1990, between the Company and MBIA Corp., incorporated by reference to Exhibit 10.66 to the 1989 10-K, as supplemented by the Amended and Restated Tax Allocation Agreement Supplement No. 1, dated as of August 31, 1999, incorporated by reference to Exhibit 10.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1999 (Comm. File No. 1-9583) (the "1999 10-K").

               10.02. Rights Agreement, dated as of December 12, 1991, between the Company and Mellon Bank, N.A., incorporated by reference to the Company's Current Report on Form 8-K, filed on December 31, 1991, incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Comm. File No. 1-9583) (the "1993 10-K"), as amended by Amendment to Rights Agreement, dated as of October 24, 1994, incorporated by reference to Exhibit 10.49 to the 1994 10-K.

               10.03. Trust Agreement, dated as of December 31, 1991, between MBIA Corp. and Fidelity Management Trust Company, incorporated by reference to
Exhibit 10.64 to the 1992 10-K, as amended by the Amendment to Trust Agreement, dated as of April 1, 1993, incorporated by reference to Exhibit 10.64 to the 1993 10-K, as amended by First Amendment to Trust Agreement, dated as of January 21, 1992, as further amended by Second Amendment to Trust Agreement, dated as of March 5, 1992, as further amended by Third Amendment to Trust Agreement, dated as of April 1, 1993, as further amended by the Fourth Amendment to Trust Agreement, dated as of July 1, 1995, incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Comm. File No. 1-9583) (the "1995 10-K"), as amended by Fifth Amendment to Trust Agreement, dated as of November 1, 1995, as further amended by Sixth Amendment to Trust Agreement, dated as of January 1, 1996, incorporated by reference to Exhibit 10.46 to the 1996 10-K, further amended by Seventh Amendment to Trust Agreement, dated as of October 15, 1997, incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Comm. File No. 1-9583) (the "1997 10-K") as further amended by the Eighth Amendment to Trust Agreement, dated as of January 1, 1998 and by the Ninth Amendment to Trust Agreement, dated as of March 1, 1999, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Comm. File No. 1-9583) (the "1998 10-K").

               10.04. First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994, incorporated by reference to Exhibit 10.63 to the 1994 10-K, as further amended by the Second Amendment to the First Restated Credit Agreement, dated as of January 1, 1996, and as further amended by the Third Amendment to the First Restated Credit Agreement, dated as of October 1, 1996, incorporated by reference to Exhibit 10.57 to the 1996 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of October 1, 1997, incorporated by reference to Exhibit 10.46 to the 1997 10-K, as further amended by the First Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 1998, incorporated by reference to Exhibit 10.13 to the 1998 10-K, as further amended and restated by the Second Amendment to the Second Amended and Restated Credit Agreement, dated as of October 29, 1999, incorporated by reference to Exhibit 10.13 to the 1999 10-K, as further amended and restated by the Third Amendment to the Second Amendment and Restated Credit Agreement, dated as of October 27, 2000.

               10.05. Net Worth Maintenance Agreement, dated as of November 1, 1991, between MBIA Corp. and MBIA Assurance S.A., as amended by Amendment to Net Worth Agreement, dated as of November 1, 1991, incorporated by reference to
Exhibit 10.79 to 1993 10-K.

               10.06. Reinsurance Agreement, dated as of January 1, 1993, between MBIA Assurance S.A. and MBIA Corp., incorporated by reference to Exhibit
10.80 to the 1993 10-K.

               10.07. Investment Services Agreement, effective as of April 28, 1995, between MBIA Insurance Corporation and MBIA Securities Corp., as amended by Amendment No. 1, dated as of December 29, 1995, incorporated by reference to
Exhibit 10.65 to the 1995 10-K, as further amended by Amendment No. 2 to Investment Services Agreement, dated January 14, 1997, incorporated by reference to Exhibit 10.53 to the 1997 10-K.

               10.08. Investment Services Agreement, effective January 2, 1996, between MBIA Insurance Corp. of Illinois and MBIA Securities Corp., incorporated by reference to Exhibit 10.66 to the 1995 10-K.

               10.09. Agreement and Plan of Merger among the Company, CMA Acquisition Corporation and CapMAC Holdings Inc. ("CapMAC"), dated as of November 13, 1997, incorporated by reference to the Company's Form S-4 (Reg. No. 333-41633) filed on December 5, 1997.

               10.10. Amendment No. 1 to Agreement and Plan of Merger among the Company, CMA Acquisition Corporation and CapMAC Holdings Inc. ("CapMAC"), dated January 16, 1998, incorporated by reference to the Company's Post Effective Amendment No. 1 to Form S-4 (Reg. No. 333-41633) filed on January 21, 1998.

               10.11. Reinsurance Agreement, dated as of April 1, 1998, between CapMAC and MBIA Corp., incorporated by reference to Exhibit 10.30 to the 1998 10-K.

               10.12. Reinsurance Agreement, dated as of January 1, 1999, between MBIA Illinois and MBIA Corp., incorporated by reference to Exhibit 10.31 to the 1998 10-K.

               10.13. Agreement and Plan of Merger by and among the Company, MBIA Acquisition, Inc. and 1838 Investment Advisors, Inc., dated as of June 19, 1998, incorporated by reference to Exhibit 10.32 to the 1998 10-K.

               10.14. Credit Agreement (364 day agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.33 to the 1998 10-K, incorporated by reference to Exhibit 10.33 to the 1999 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August 2000.

               10.15. Credit Agreement (5 year agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.34 to the 1998 10-K, incorporated by reference to Exhibit 10.34 to the 1999 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August 2000.

               10.16. Ambac Assurance Corporation, AMBAC Insurance UK Limited, MBIA Insurance Corporation, and MBIA Assurance S.A. Agreement Regarding A Global Joint Venture, effective as of January 15, 1999, incorporated by reference to
Exhibit 10.48 to the 1998 10-K.

               10.17. Special Excess Of Loss Reinsurance Agreement, between MBIA Insurance Corporation and/or MBIA Assurance S.A. and/or any other insurance or reinsurance company subsidiaries of MBIA Inc. listed in Exhibit No. 1 and Muenchener Rueckversicherungs-Gesellshaft, effective September 1, 1998, incorporated by reference to Exhibit 10.49 to the 1998 10-K.

               10.18. Second Special Per Occurrence Excess Of Loss Reinsurance Agreement, between MBIA Insurance Corporation and/or MBIA Assurance S.A. and/or any other insurance or reinsurance company subsidiaries of MBIA Inc. listed in Exhibit No. 1 and AXA Re Finance S.A., effective September 1, 1998, incorporated by reference to Exhibit 10.50 to the 1998 10-K.

               10.19. ISDA Master Agreement, dated May 2, 2000, between Deutsche Bank AG and MBIA Inc., as supplemented by the Schedule to the ISDA Master Agreement and the Credit Support Annex.

         Executive Compensation Plans and Arrangements

         The following Exhibits identify all existing executive compensation plans and arrangements:

               10.20. MBIA Inc. 2000 Stock Option Plan, effective May 11, 2000.

               10.21. MBIA Inc. Deferred Compensation and Excess Benefit Plan, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (Comm. File No. 1-9583) (the "1988 10-K"), as amended as of July 22, 1992, incorporated by reference to
Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Comm. File No. 1-9583) (the "1992 10-K").

               10.22. MBIA Inc. Employees Pension Plan, amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.28 of the Company's Amendment No. 1 to the 1987 S-1, as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Comm. File No. 1-9583) (the "1991 10-K"), as further amended and restated effective January 1, 1994, incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994 (Comm. File No. 1-9583) (the "1994 10-K").

               10.23. MBIA Inc. Employees Profit Sharing Plan, as amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the 1987 S-1, as further amended by Amendment dated December 8, 1988, incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Comm. File No. 1-9583) (the "1989 10-K"), as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.19 to the 1991 10-K, as further amended and restated as of May 7, 1992, incorporated by reference to
Exhibit 10.17 to the 1992 10K, as further amended and restated effective January 1, 1994, incorporated by reference to Exhibit 10.17 to the 1994 10-K.

               10.24. MBIA Corp. Split Dollar Life Insurance Plan, dated as of February 9, 1988, issued by Aetna Life Insurance and Annuity Company, incorporated by reference to Exhibit 10.23 to the 1989 10-K.

               10.25. MBIA Inc. Employees Change of Control Benefits Plan, effective as of January 1, 1992, incorporated by reference to Exhibit 10.65 to the 1992 10-K.

               10.26. MBIA Inc. 1996 Incentive Plan, effective as of January 1, 1996, incorporated by reference to Exhibit 10.70 to the 1995 10-K.

               10.27. MBIA Inc. 1996 Directors Stock Unit Plan, effective as of December 4, 1996, incorporated by reference to Exhibit 10.70 to the 1996 10-K.

               10.28. CapMAC Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.18 to the CapMAC Form S-1, as Amended and Restated, effective January 1, 1999.

               10.29. CapMAC Employee Stock Ownership Plan Trust Agreement, incorporated by reference to Exhibit 10.19 to the CapMAC Form S-1, as amended by Amendment No. 2 to the CapMAC Employee Stock Ownership Plan, executed December 22, 1998, incorporated by reference to Exhibit 10.25 to the 1998 10-K.

               10.30. ESOP Loan Agreement by and between MBIA Inc. and the CapMAC Employee Stock Ownership Plan Trust, dated June 30, 1999.

               10.31. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between John B. Caouette and CapMAC, incorporated by reference to Exhibit 10.28 of the CapMAC Annual Report on Form 10-K for the year ended December 31, 1995 (the "CapMAC 1995 10-K").

               10.32. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between Ram D. Wertheim and CapMAC, incorporated by reference to Exhibit 10.35 of the CapMAC 1995 10-K.

               10.33. Retirement and Consulting Agreement, between the Company and David H. Elliott, dated as of January 7, 1999 and Summary Retirement and Consulting Agreement, between the Company and David H. Elliott, dated as of January 7, 1999, incorporated by reference to Exhibit 10.35 to the 1998 10-K.

               10.34. Terms of Employment letter between MBIA and Joseph W. Brown, Jr., dated January 7, 1999, incorporated by reference to Exhibit 10.36 to the 1998 10-K.

               10.35. Stock Option Agreement between MBIA Inc. and Joseph W. Brown, Jr., dated January 7, 1999, incorporated by reference to Exhibit 10.37 to the 1998 10-K.

               10.36. Key Employee Employment Protection Agreement between MBIA Inc. and Joseph W. Brown, Jr., dated January 20, 1999, incorporated by reference to Exhibit 10.38 to the 1998 10-K.

               10.37. Key Employee Employment Protection Agreement between MBIA Inc. and Neil G. Budnick, dated January 25, 1999, incorporated by reference to
Exhibit 10.39 to the 1998 10-K.

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

               10.46. Key Employee Employment Protection Agreement between MBIA Inc. and John S. Pizzarelli, dated March 14, 2000.

               10.47. Key Employee Employment Protection Agreement between MBIA Inc. and Ram D. Wertheim, dated January 24, 2000.

               10.48. Key Employee Employment Protection Agreement between MBIA Inc. and Robert T. Wheeler, dated April 17, 2000.

               10.49. Key Employee Employment Protection Agreement between MBIA Inc. and Mark S. Zucker, dated March 14, 2000.

               13. Annual Report to Shareholders of MBIA Inc. for fiscal year ended December 31, 2000. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this report.

               21. List of Subsidiaries

               23. Consent of PricewaterhouseCoopers LLP

               99. Additional Exhibits - MBIA Corp. GAAP Financial Statements

         (b) Reports on Form 8-K: The Company filed no report on Form 8-K in the fourth quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MBIA Inc.
                                  (Registrant)


Dated:   March 30, 2001                  By       /s/ Joseph W. Brown
                                            ------------------------------------
                                            Name: Joseph W. Brown
                                            Title: Chairman


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

                 SIGNATURE                                TITLE                                DATE
                 ---------                                -----                                ----
               /s/ Joseph W. Brown                Chairman and Director                    March 30, 2001
------------------------------------------
               Joseph W. Brown



               /s/ Douglas C. Hamilton              Vice President and                     March 30, 2001
------------------------------------------              Controller
               Douglas C. Hamilton



               /s/ David H. Elliott                      Director                          March 30, 2001
------------------------------------------
               David H. Elliott



               /s/ David C. Clapp                        Director                          March 30, 2001
------------------------------------------
               David C. Clapp



               /s/ Gary C. Dunton                        Director                          March 30, 2001
------------------------------------------
               Gary C. Dunton



               /s/ Claire L. Gaudiani                    Director                          March 30, 2001
------------------------------------------
               Claire L. Gaudiani




               /s/ William H. Gray, III                  Director                          March 30, 2001
------------------------------------------
               William H. Gray, III



               /s/ Freda S. Johnson                      Director                          March 30, 2001
------------------------------------------
               Freda S. Johnson



               /s/ Daniel P. Kearney                     Director                          March 30, 2001
------------------------------------------
               Daniel P. Kearney



               /s/ James A. Lebenthal                    Director                          March 30, 2001
------------------------------------------
               James A. Lebenthal



               /s/ John A. Rolls                         Director                          March 30, 2001
------------------------------------------
               John A. Rolls


       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES




TO THE BOARD OF DIRECTORS OF MBIA INC.:

Our audits of the consolidated financial statements referred to in our report dated February 2, 2001 appearing in the 2000 Annual Report to Shareholders of MBIA Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14 (a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                                  /s/ PricewaterhouseCoopers LLP
                                                  ------------------------------
                                                      PricewaterhouseCoopers LLP


New York, New York
February 2, 2001

                                   SCHEDULE I

                           MBIA INC. AND SUBSIDIARIES
        SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

                                DECEMBER 31, 2000
                                 (In thousands)

------------------------------------------------------------------------------------------

              COLUMN A                  COLUMN B          COLUMN C           COLUMN D

                                                                          AMOUNT AT WHICH
                                                             FAIR          SHOWN IN THE
         TYPE OF INVESTMENT               COST              VALUE          BALANCE SHEET
------------------------------------------------------------------------------------------
FIXED-MATURITIES

  Bonds:
    United States Treasury
      and Government
      agency obligations                $ 630,694          $ 664,713           $ 664,713
    State and municipal
      obligations                       3,684,653          3,800,284           3,800,284
    Corporate and other
      obligations                       5,126,890          5,131,748           5,131,748
    Mortgage-backed                     1,870,943          1,893,019           1,893,019
                                    ---------------    ---------------    ----------------
          Total fixed-maturities       11,313,180         11,489,764          11,489,764

SHORT-TERM INVESTMENTS                    623,575         XXXXXXXXXX             623,575

OTHER INVESTMENTS                         132,646         XXXXXXXXXX             119,591
                                    ---------------    ---------------    ----------------

          Total investments           $12,069,401         XXXXXXXXXX         $12,232,930
                                    ===============    ===============    ================

                                   SCHEDULE II

                           MBIA INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                              DECEMBER 31, 2000       DECEMBER 31, 1999
                                                              -----------------       -----------------
                      ASSETS
Investments:
  Municipal investment agreement portfolio
   held as available-for-sale at fair value
   (amortized cost $4,452,992 and $3,917,335)                     $4,474,647              $3,832,370
  Fixed maturity securities held as available-for-sale
   at fair value (amortized cost $72,607)                             74,594                     ---
  Short-term investments, at amortized cost
   (which approximates fair value)                                   106,001                     ---
                                                              ----------------         ---------------
     Total investments                                             4,655,242               3,832,370

Cash and cash equivalents                                             30,684                  21,289
Securities borrowed or purchased under
  agreements to resell                                               559,624                 385,171
Investment in and amounts due from
  wholly-owned subsidiaries                                        4,809,122               4,284,732
Accrued investment income                                             43,299                  33,514
Receivables for investments sold                                      11,275                  21,915
Other assets                                                          26,776                  41,819
                                                              ----------------         ---------------
     Total assets                                                $10,136,022              $8,620,810
                                                              ================         ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Municipal investment agreements                                 $3,461,095              $3,063,050
  Municipal repurchase agreements                                    757,643                 811,288
  Long-term debt                                                     783,802                 674,114
  Short-term debt                                                     99,992                     ---
  Securities loaned or sold under
   agreements to repurchase                                          734,624                 412,749
  Deferred income taxes                                                8,376                     ---
  Payable for investments purchased                                    5,566                  83,602
  Dividends payable                                                   20,205                  20,406
  Other liabilities                                                   41,306                  42,500
                                                              ----------------         ---------------
     Total liabilities                                             5,912,609               5,107,709
                                                              ----------------         ---------------

Shareholders' Equity:
  Preferred stock, par value $1 per share;
   authorized shares - 10,000,000;
   issued and outstanding shares - none                                  ---                     ---
  Common stock, par value $1 per share;
   authorized shares - 200,000,000;
   issued shares - 100,773,295 and 100,072,846                       100,773                 100,073
  Additional paid-in capital                                       1,219,587               1,191,108
  Retained earnings                                                2,934,608               2,486,478
  Accumulated other comprehensive income (loss),
   net of deferred income tax provision (benefit)
   of $57,141 and $(112,920)                                          85,707                (224,511)
  Unallocated ESOP shares                                             (2,950)                 (4,363)
  Unearned compensation - restricted stock                           (10,659)                 (9,986)
  Treasury stock - 2,209,358 in 2000 and
   520,722 shares in 1999                                           (103,653)                (25,698)
                                                              ----------------         ---------------
     Total shareholders' equity                                    4,223,413               3,513,101
                                                              ----------------         ---------------

     Total liabilities and shareholders' equity                  $10,136,022              $8,620,810
                                                              ================         ===============

    The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                   SCHEDULE II

                           MBIA INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME
                                 (In thousands)

                                                                 YEARS ENDED DECEMBER 31
                                              ---------------------------------------------------------------
                                                     2000                    1999                  1998
                                              ------------------      -----------------     -----------------
Revenues:
  Net investment income                              $223,575               $188,826              $   (178)
  Net realized gains (losses)                           8,386                 (8,639)                  ---
  Investment management
    services income                                    23,088                 12,733                 4,553
  Investment management
    services realized gains (loss)                     (1,820)                 1,185                 4,253
                                              ------------------      -----------------     -----------------
    Total revenues                                    253,229                194,105                 8,628
                                              ------------------      -----------------     -----------------

Expenses:
  Interest expense                                     54,460                 52,857                38,875
  Operating expenses                                   19,452                135,737                67,252
                                              ------------------      -----------------     -----------------
    Total expenses                                     73,912                188,594               106,127
                                              ------------------      -----------------     -----------------

    Gain (loss) before income taxes
     and equity in earnings
     of subsidiaries                                  179,317                  5,511               (97,499)

Benefit for income taxes                              (16,742)               (17,617)              (13,888)
                                              ------------------      -----------------     -----------------

    Gain (loss) before equity in
     earnings of subsidiaries                         196,059                 23,128               (83,611)

Equity in earnings of subsidiaries                    332,578                297,402               516,339
                                              ------------------      -----------------     -----------------

    Net income                                       $528,637               $320,530              $432,728
                                              ==================      =================     =================



    The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                          SCHEDULE II

                                   MBIA INC. (PARENT COMPANY)
                               CONDENSED STATEMENTS OF CASH FLOWS
                                         (In thousands)

                                                           YEARS ENDED DECEMBER 31
                                              ---------------------------------------------------
                                                   2000               1999              1998
                                              --------------    ---------------   ---------------
Cash flows from operating activities:

 Net income                                       $ 528,637          $ 320,530         $ 432,728
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Equity in undistributed
    earnings of subsidiaries                       (332,578)          (297,402)         (516,339)
   Net realized (gains) losses on
    sales of investments                             (6,566)             7,454            (4,253)
   Benefit for deferred income taxes                   (118)               (52)              (30)
   Other, net                                       (11,421)             1,364            27,823
                                              --------------    ---------------   ---------------
   Total adjustments to net income                 (350,683)          (288,636)         (492,799)
                                              --------------    ---------------   ---------------
   Net cash provided (used) by
    operating activities                            177,954             31,894           (60,071)
                                              --------------    ---------------   ---------------

Cash flows from investing activities:
 Purchase of fixed-maturity
  securities                                     (4,433,020)        (4,776,543)              ---
 Sale of fixed-maturity securities                4,360,435          4,767,905               ---
 (Purchase) sale of short-term investments         (106,001)               ---             2,300
 Purchases for municipal investment
  agreement portfolio, net of payable
  for investments purchased                      (5,346,474)        (2,541,312)       (2,351,385)
 Sales from municipal investment
  agreement portfolio, net of receivable
  for investments sold                            4,754,985          1,324,531         1,707,407
 Contributions to subsidiaries                         (130)            (3,178)          (17,616)
 Advances to subsidiaries, net                       56,310            135,690           (62,085)
                                              --------------    ---------------   ---------------
 Net cash used by investing activities             (713,895)        (1,092,907)         (721,379)
                                              --------------    ---------------   ---------------

Cash flows from financing activities:
 Net proceeds from issuance
  of long-term debt                                 196,108                ---           197,113
 Net repayment from retirement of
  short-term debt                                       ---                ---           (20,000)
 Dividends paid                                     (80,708)           (79,764)          (85,667)
 Purchase of treasury stock                         (77,955)           (24,698)              ---
 Proceeds from issuance of municipal
  investment and repurchase agreements            2,478,519          2,547,714         2,065,200
 Payments for drawdowns of
  municipal investment agreements                (2,141,733)        (1,373,250)       (1,306,389)
 Securities loaned or sold under
  agreements to repurchase, net                     147,422             (7,493)          (98,229)
 Exercise of stock options                           23,683             14,616            30,708
                                              --------------    ---------------   ---------------
 Net cash provided by financing activities          545,336          1,077,125           782,736
                                              --------------    ---------------   ---------------

Net increase in cash and
  cash equivalents                                    9,395             16,112             1,286
Cash and cash equivalents
  - beginning of year                                21,289              5,177             3,891
                                              --------------    ---------------   ---------------
Cash and cash equivalents
  - end of year                                   $  30,684          $  21,289          $  5,177
                                              ==============    ===============   ===============
Supplemental cash flow disclosures:
   Income taxes paid                              $   1,411          $     149          $    618
   Interest paid:
     Long-term debt                                  52,388             52,338            39,499
     Short-term debt                                    ---                ---             1,057

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

3.   DIVIDENDS FROM SUBSIDIARIES

     During 2000 and 1999, MBIA Corp. declared and paid dividends of $197.3 million and $180.0 million to MBIA Inc. In addition, MBIA Asset Management Corp. declared and paid dividends of $25.0 million and $9.0 million to MBIA Inc. during 2000 and 1999, respectively. No dividends were paid by MBIA Corp. to MBIA Inc. in 1998.

4.   OBLIGATIONS UNDER MUNICIPAL INVESTMENT AND REPURCHASE AGREEMENTS

     The municipal investment and repurchase agreement business, as described in footnotes 2 and 17 to the consolidated financial statements of MBIA Inc. and Subsidiaries (which are incorporated by reference in the 10-K), is conducted by both the Registrant and its wholly owned subsidiary, MBIA Investment Management Corp.

                                   SCHEDULE IV

                           MBIA INC. AND SUBSIDIARIES
                                   REINSURANCE

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In thousands)



-------------------------------------------------------------------------------------------------------------------

       COLUMN A            COLUMN B           COLUMN C              COLUMN D         COLUMN E          COLUMN F

                                                                                                      PERCENTAGE
       INSURANCE            GROSS          CEDED TO OTHER        ASSUMED FROM                          OF AMOUNT
   PREMIUMS WRITTEN         AMOUNT             VALUE            OTHER COMPANIES     NET AMOUNT      ASSUMED TO NET

-------------------------------------------------------------------------------------------------------------------

         2000              $641,452           $189,316              $45,956          $498,092          9.2%
         ----              --------           --------              -------          --------          ----


         1999              $590,597           $171,256              $34,274          $453,615          7.6%
         ----              --------           --------              -------          --------          ----


         1998              $664,269           $156,064              $12,781          $520,986          2.5%
         ----              --------           --------              -------          --------          ----

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


                                    EXHIBITS

                                       TO

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                           COMMISSION FILE NO. 1-9583

--------------------------------------------------------------------------------


                                    MBIA INC.

                                  EXHIBIT INDEX


         3.1. Restated Certificate of Incorporation, dated August 17, 1990, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Comm. File 1-9583) (the "1990 10-K"), as amended December 20, 1995.

         4.2 Bond Purchase and Paying Agent Agreement between MBIA Inc. and various banks, entered into as of December 12, 2000 in connection with CHF 175,000,000 4.5% Bonds, due June 15, 2010.

         10.04. First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994, incorporated by reference to Exhibit 10.63 to the 1994 10-K, as further amended by the Second Amendment to the First Restated Credit Agreement, dated as of January 1, 1996, and as further amended by the Third Amendment to the First Restated Credit Agreement, dated as of October 1, 1996, incorporated by reference to Exhibit
10.57 to the 1996 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of October 1, 1997, incorporated by reference to Exhibit 10.46 to the 1997 10-K, as further amended by the First Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 1998, incorporated by reference to Exhibit 10.13 to the 1998 10-K, as further amended and restated by the Second Amendment to the Second Amended and Restated Credit Agreement, dated as of October 29, 1999, incorporated by reference to
Exhibit 10.13 to the 1999 10-K, as further amended and restated by the Third Amendment to the Second Amendment and Restated Credit Agreement, dated as of October 27, 2000.

         10.14. Credit Agreement (364 day agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.33 to the 1998 10-K, incorporated by reference to Exhibit 10.33 to the 1999 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August 2000.

         10.15. Credit Agreement (5 year agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.34 to the 1998 10-K, incorporated by reference to Exhibit 10.34 to the 1999 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August 2000.

         10.19. ISDA Master Agreement, dated May 2, 2000, between Deutsche Bank AG and MBIA Inc., as supplemented by the Schedule to the ISDA Master Agreement and the Credit Support Annex.

         10.20. MBIA Inc. 2000 Stock Option Plan, effective May 11, 2000.

         10.28. CapMAC Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.18 to the CapMAC Form S-1, as Amended and Restated, effective January 1, 1999.

         10.30. ESOP Loan Agreement by and between MBIA Inc. and the CapMAC Employee Stock Ownership Plan Trust, dated June 30, 1999.

         10.46. Key Employee Employment Protection Agreement between MBIA Inc. and John S. Pizzarelli, dated March 14, 2000.

         10.47. Key Employee Employment Protection Agreement between MBIA Inc. and Ram D. Wertheim, dated January 24, 2000.

         10.48. Key Employee Employment Protection Agreement between MBIA Inc. and Robert T. Wheeler, dated April 17, 2000.

         10.49. Key Employee Employment Protection Agreement between MBIA Inc. and Mark S. Zucker, dated March 14, 2000.

         13. Annual Report to Shareholders of MBIA Inc. for fiscal year ended December 31, 2000. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this report.

         21. List of Subsidiaries

         23. Consent of PricewaterhouseCoopers LLP

         99. Additional Exhibits - MBIA Corp. GAAP Financial Statements