Form 10-Q
period 2001-03-31
MBIA INC
filed 2001-05-14
CIK 814585

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 2001


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

As of May 4, 2001 there were outstanding 148,246,846 shares of Common Stock, par value $1 per share, of the registrant.

                                     INDEX
                                     -----



PART I    FINANCIAL INFORMATION                                                                     PAGE
                                                                                                    ----
Item 1.   Financial Statements (Unaudited)
          MBIA Inc. and Subsidiaries

          Consolidated Balance Sheets - March 31, 2001
             and December 31, 2000                                                                    3

          Consolidated Statements of Income - Three months
             ended March 31, 2001 and 2000                                                            4

          Consolidated Statement of Changes in Shareholders' Equity
             -  Three months ended March 31, 2001                                                     5

          Consolidated Statements of Cash Flows
             -  Three months ended March 31, 2001 and 2000                                            6

          Notes to Consolidated Financial Statements                                                  7 - 8


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                         9 - 22



PART II  OTHER INFORMATION, AS APPLICABLE

Item 6.  Exhibits and Reports on Form 8-K                                                             23

SIGNATURES                                                                                            24



                                      (2)

                           MBIA INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

                (Dollars in thousands except per share amounts)

                                                                               March 31, 2001                 December 31, 2000
                                                                          --------------------------     ---------------------------
                     Assets
Investments:
   Fixed-maturity securities held as available-for-sale
     at fair value (amortized cost $6,720,248 and $6,612,498)                       $6,919,540                      $6,740,127
   Short-term investments, at amortized cost
     (which approximates fair value)                                                   364,398                         376,604
   Other investments                                                                   130,942                         119,591
                                                                              -----------------              ------------------
                                                                                     7,414,880                       7,236,322
   Municipal investment agreement portfolio held as available-for-sale
     at fair value (amortized cost $4,878,094 and $4,947,653)                        4,996,697                       4,996,608
                                                                              -----------------              ------------------
        Total investments                                                           12,411,577                      12,232,930

Cash and cash equivalents                                                               95,262                          93,962
Securities borrowed or purchased under agreements to resell                            282,804                         314,624
Accrued investment income                                                              145,627                         152,043
Deferred acquisition costs                                                             274,472                         274,355
Prepaid reinsurance premiums                                                           456,737                         442,622
Reinsurance recoverable on unpaid losses                                                32,047                          31,414
Goodwill (less accumulated amortization of $69,111 and $67,472)                        102,683                         104,322
Property and equipment, at cost (less accumulated depreciation
   of $65,481 and $62,026)                                                             130,813                         133,514
Receivable for investments sold                                                         40,644                          13,772
Other assets                                                                           166,362                         100,780
                                                                              -----------------              ------------------
        Total assets                                                               $14,139,028                     $13,894,338
                                                                              =================              ==================
                     Liabilities and Shareholders' Equity
Liabilities:
   Deferred premium revenue                                                         $2,416,378                      $2,397,578
   Loss and loss adjustment expense reserves                                           509,052                         499,279
   Municipal investment agreements                                                   3,671,966                       3,821,652
   Municipal repurchase agreements                                                   1,047,504                         967,803
   Long-term debt                                                                      802,673                         795,102
   Short-term debt                                                                      52,751                         144,243
   Securities loaned or sold under agreements to repurchase                            384,504                         489,624
   Current income taxes                                                                 38,293                            ---
   Deferred income taxes                                                               289,117                         252,463
   Deferred fee revenue                                                                 32,155                          32,694
   Payable for investments purchased                                                   127,227                           7,899
   Other liabilities                                                                   363,151                         262,588
                                                                              -----------------              ------------------
        Total liabilities                                                            9,734,771                       9,670,925
                                                                              -----------------              ------------------

Shareholders' Equity:
   Preferred stock, par value $1 per share; authorized shares--10,000,000;
     issued  and outstanding -- none                                                       ---                             ---
   Common stock, par value $1 per share; authorized shares--200,000,000;
     issued shares -- 151,494,159 and 100,773,295                                      151,494                         100,773
   Additional paid-in capital                                                        1,180,535                       1,219,587
   Retained earnings                                                                 3,028,524                       2,934,608
   Accumulated other comprehensive income, net of
     deferred income tax provision of $102,111 and $57,141                             163,061                          85,707
   Unallocated ESOP shares                                                              (2,650)                         (2,950)
   Unearned compensation--restricted stock                                             (12,987)                        (10,659)
   Treasury stock -- 3,315,503 shares in 2001 and 2,209,358 shares in 2000            (103,720)                       (103,653)
                                                                              -----------------              ------------------
        Total shareholders' equity                                                   4,404,257                       4,223,413
                                                                              -----------------              ------------------
        Total liabilities and shareholders' equity                                 $14,139,028                     $13,894,338
                                                                              =================              ==================

The accompanying notes are an integral part of the consolidated financial statements.

                                      (3)

                           MBIA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                 (Dollars in thousands except per share amounts)

                                                                             Three months ended
                                                                                  March 31
                                                                  ----------------------------------------
                                                                       2001                     2000
                                                                  ----------------         ---------------
Insurance
      Revenues:
          Gross premiums written                                        $ 184,905               $ 148,837
          Ceded premiums                                                  (55,149)                (42,966)
                                                                  ----------------         ---------------
              Net premiums written                                        129,756                 105,871

          Scheduled premiums earned                                       109,793                 101,646
          Refunding premiums earned                                        10,342                   3,058
                                                                  ----------------         ---------------
              Premiums earned (net of ceded premiums of
                 $38,316 and $38,379)                                     120,135                 104,704
          Net investment income                                           101,882                  95,370
          Advisory fees                                                     6,947                   7,975
                                                                  ----------------         ---------------
              Total insurance revenues                                    228,964                 208,049

      Expenses:
          Losses and LAE incurred                                          14,222                   8,587
          Policy acquisition costs                                          9,611                   8,586
          Operating                                                        18,535                  19,394
                                                                  ----------------         ---------------
              Total insurance expenses                                     42,368                  36,567
                                                                  ----------------         ---------------
      Insurance income                                                    186,596                 171,482
                                                                  ----------------         ---------------

Investment management services
      Revenues                                                             31,894                  26,878
      Expenses                                                             16,451                  13,596
                                                                  ----------------         ---------------
      Investment management services income                                15,443                  13,282
                                                                  ----------------         ---------------

Municipal services
      Revenues                                                              5,930                   7,622
      Expenses                                                              6,756                   8,051
                                                                  ----------------         ---------------
      Municipal services loss                                                (826)                   (429)
                                                                  ----------------         ---------------

Corporate
      Net investment income                                                 1,776                     ---
      Interest expense                                                     15,743                  13,496
      Other expenses                                                        4,620                   3,647
                                                                  ----------------         ---------------
      Corporate loss                                                      (18,587)                (17,143)
                                                                  ----------------         ---------------

Gains and losses
      Net realized gains (losses)                                          (2,116)                 11,885
      Change in fair value of derivative instruments                       (5,924)                    ---
                                                                  ----------------         ---------------
      Net gains and losses                                                 (8,040)                 11,885
                                                                  ----------------         ---------------

Income before income taxes                                                174,586                 179,077

Provision for income taxes                                                 45,392                  46,757
                                                                  ----------------         ---------------

Income before cumulative effect of accounting change                      129,194                 132,320

      Cumulative effect of accounting change                              (13,067)                    ---
                                                                  ----------------         ---------------

Net income                                                              $ 116,127               $ 132,320
                                                                  ================         ===============

Net income per common share:
      Basic                                                                $ 0.79                  $ 0.89
      Diluted                                                              $ 0.78                  $ 0.89

Weighted average number of common shares outstanding:
      Basic                                                           147,925,834             148,650,650
      Diluted                                                         149,021,855             149,514,064

The accompanying notes are an integral part of the consolidated financial statements.

                                       (4)

                           MBIA INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                    For the three months ended March 31, 2001

                     (In thousands except per share amounts)


                                                                                                             Accumulated
                                                      Common Stock          Additional                           Other
                                                -------------------------    Paid-in        Retained        Comprehensive
                                                  Shares       Amount        Capital        Earnings        Income (Loss)
                                                ------------ ------------ --------------  -------------- --------------------
Balance, January 1, 2001                            100,773     $100,773     $1,219,587      $2,934,608              $85,707

Comprehensive income:
     Net income                                         ---          ---            ---         116,127                  ---
     Other comprehensive income:
        Change in unrealized
           appreciation of investments
           net of change in deferred
           income taxes of $50,462                      ---          ---            ---             ---               93,826
        Change in fair value of
           derivative instruments net
           change in  deferred income
           taxes of $(5,492)                            ---          ---            ---             ---              (10,200)
        Change in foreign currency
           translation                                  ---          ---            ---             ---               (6,272)

     Other comprehensive income


Comprehensive income


Treasury shares acquired                                ---          ---            ---             ---                  ---

Exercise of stock options                               186          186          8,572             ---                  ---

Allocation of  ESOP shares                              ---          ---              7             ---                  ---

Unearned compensation-
     restricted stock                                    37           37          2,867             ---                  ---

Issuance of common stock for stock split             50,498       50,498        (50,498)            ---                  ---

Dividends (declared per common share
     $0.150, paid per common share $0.137)              ---          ---            ---         (22,211)                 ---
                                                ------------ ------------ --------------  -------------- --------------------

Balance, March 31, 2001                             151,494     $151,494     $1,180,535      $3,028,524             $163,061
                                                ============ ============ ==============  ============== ====================

                                                                       Unearned
                                                   Unallocated       Compensation-         Treasury Stock              Total
                                                      ESOP            Restricted       -------------------------    Shareholders'
                                                     Shares              Stock          Shares       Amount            Equity
                                                ------------------ ------------------  ---------  -------------- -----------------

Balance, January 1, 2001                                  $(2,950)          $(10,659)    (2,209)      $(103,653)       $4,223,413

Comprehensive income:
     Net income                                               ---                ---        ---             ---           116,127
     Other comprehensive income:
        Change in unrealized
           appreciation of investments
           net of change in deferred
           income taxes of $50,462                            ---                ---        ---             ---            93,826
        Change in fair value of
           derivative instruments net
           change in  deferred income
           taxes of $(5,492)                                  ---                ---        ---             ---           (10,200)
        Change in foreign currency
           translation                                        ---                ---        ---             ---            (6,272)
                                                                                                                 -----------------
     Other comprehensive income                                                                                            77,354
                                                                                                                 -----------------
Comprehensive income                                                                                                      193,481
                                                                                                                 -----------------

Treasury shares acquired                                      ---                ---         (1)            (67)              (67)

Exercise of stock options                                     ---                ---        ---             ---             8,758

Allocation of ESOP shares                                     300                ---        ---             ---               307

Unearned compensation-
     restricted stock                                         ---             (2,328)       ---             ---               576

Issuance of common stock for stock split                      ---                ---     (1,105)            ---                 -

Dividends (declared per common share
     $0.150, paid per common share $0.137)                    ---                ---        ---             ---           (22,211)
                                                ------------------ ------------------  ---------  -------------- -----------------

Balance, March 31, 2001                                   $(2,650)          $(12,987)    (3,315)      $(103,720)       $4,404,257
                                                ================== ==================  =========  ============== =================

The accompanying notes are an integral part of the consolidated financial statements.

                                                    2001
                                                ------------
Disclosure of reclassification amount:
     Unrealized appreciation of
        investments arising
        during the period, net of taxes             $91,980
     Reclassification of adjustment,
        net of taxes                                  1,846
                                                ------------
     Net unrealized appreciation,
        net of taxes                                $93,826
                                                ============


                                      (5)

                           MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                          Three months ended
                                                                                                March 31
                                                                                 --------------------------------------
                                                                                        2001                2000
                                                                                 -------------------   ----------------
Cash flows from operating activities:
     Net income                                                                           $ 116,127          $ 132,320
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Decrease in accrued investment income                                                 6,416              8,591
        Increase in deferred acquisition costs                                                 (117)            (3,894)
        Increase in prepaid reinsurance premiums                                            (14,115)            (4,587)
        Increase in deferred premium revenue                                                 23,736              5,754
        Increase in loss and loss adjustment expense reserves, net                            9,140              7,163
        Depreciation                                                                          3,454              3,274
        Amortization of goodwill                                                              1,639              1,675
        Amortization of bond discount, net                                                   (3,359)            (6,911)
        Net realized (gains) losses on sale of investments                                    2,116            (11,885)
        Current income tax provision                                                         38,293                ---
        Deferred income tax provision (benefit)                                              (8,228)             4,085
        Fair value of derivative instruments                                                 26,028                ---
        Other, net                                                                          (12,112)            39,365
                                                                                 -------------------   ----------------
        Total adjustments to net income                                                      72,891             42,630
                                                                                 -------------------   ----------------
        Net cash provided by operating activities                                           189,018            174,950
                                                                                 -------------------   ----------------

Cash flows from investing activities:
     Purchase of fixed-maturity securities, net
        of payable for investments purchased                                             (4,616,898)        (1,581,886)
     Sale of fixed-maturity securities, net of
        receivable for investments sold                                                   4,407,082          1,344,599
     Redemption of fixed-maturity securities, net of
        receivable for investments redeemed                                                 123,625             76,984
     Sale of short-term investments, net                                                     18,975              5,820
     Purchases of other investments, net                                                    (13,307)            (1,712)
     Purchases for municipal investment agreement
        portfolio, net of payable for investments purchased                              (1,905,563)          (545,242)
     Sales from municipal investment agreement
        portfolio, net of receivable for investments sold                                 2,045,426            516,382
     Capital expenditures, net of disposals                                                    (793)            (4,413)
     Other, net                                                                                 499              8,376
                                                                                 -------------------   ----------------
        Net cash provided (used) by investing activities                                     59,046           (181,092)
                                                                                 -------------------   ----------------

Cash flows from financing activities:
     Net repayment
        of short-term debt                                                                  (91,492)               ---
     Dividends paid                                                                         (22,412)           (20,406)
     Purchase of treasury stock                                                                 (67)           (30,908)
     Proceeds from issuance of municipal investment
        and repurchase agreements                                                           744,264            523,515
     Payments for drawdowns of municipal investment
        and repurchase agreements                                                          (812,515)          (591,818)
     Securities loaned or sold under agreements to repurchase, net                          (73,300)            86,321
     Exercise of stock options                                                                8,758              2,332
                                                                                 -------------------   ----------------
        Net cash used by financing activities                                              (246,764)           (30,964)
                                                                                 -------------------   ----------------

Net increase (decrease) in cash and cash equivalents                                          1,300            (37,106)
Cash and cash equivalents - beginning of period                                              93,962             93,559
                                                                                 -------------------   ----------------
Cash and cash equivalents - end of period                                                   $95,262            $56,453
                                                                                 ===================   ================

Supplemental cash flow disclosures:
     Income taxes paid (refunded)                                                           ($  153)           $ 1,168
     Interest paid:
        Municipal investment and repurchase agreements                                      $73,682            $61,637
        Long-term debt                                                                       15,876             13,631

The accompanying notes are an integral part of the consolidated financial statements.

                                      (6)

                          MBIA Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2000 for MBIA Inc. and Subsidiaries (the company). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the company's financial position and results of operations. The results of operations for the three months ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of the company. All significant intercompany balances have been eliminated. Business segment results are presented gross of intersegment transactions, which are not material to each segment.

2. Dividends Declared

   Dividends declared by the company during the three months ended March 31, 2001 were $22 million.

3. Recent Accounting Pronouncement

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for the company as of January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Change in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge, and if so, the use and type of the hedge.

      The company has entered into derivative transactions that do not qualify for the financial guarantee scope exception under SFAS 133 and, therefore, must be stated at fair value. The Insurance segment, which represents the majority of the company's derivative exposure and mark-to-market as of January 1, 2001, has insured derivatives primarily consisting of credit default swaps. The Investment Management Services segment has entered into primarily forward delivery agreements, interest rate and credit default swaps. The Corporate segment has entered into derivatives to hedge foreign exchange and interest rate risks related to the issuance of certain MBIA long-term debt issues.

      The revenues and expenses in the Insurance, Investment Management and Corporate segments include revenues and expenses related to derivative activity in those segments. The related change in fair value of those derivative instruments is included in gains and losses.



      Adoption of SFAS 133 on January 1, 2001 resulted in cumulative after-tax reductions in net income of $13 million and other comprehensive income of $4

                                      (7)

                          MBIA Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)


    million. In addition, the company increased its assets by $41 million and liabilities by $59 million.

                                      (8)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Overview
--------

MBIA Inc. (MBIA or the company) posted strong financial and operating results for the quarter as we continued to focus on our triple-A ratings, no-loss underwriting standards, and building of shareholder value. Our disciplined approach to pricing and risk selection enabled the company to post another quarter of strong growth in our insurance operations, especially in the structured finance and international sectors. Our asset management business posted strong results for the quarter as operating income rose 16%. The company is well positioned to capitalize on strong long-term growth prospects in our insurance and investment business units, particularly in our international financial guarantee sector.

Forward-Looking and Cautionary Statements
-----------------------------------------

Statements included in this discussion which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1998. The words "believe," "anticipate," "project," "plan," "expect," "intend," "will likely result," or "will continue," and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of their respective dates. The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in or underlying our company's forward-looking statements:

 . fluctuations in the economic, credit or interest rate environment in the United States and abroad;

 .  level of activity within the national and international credit markets;

 .  competitive conditions and pricing levels;

 .  legislative and regulatory developments;

 .  technological developments;

 .  changes in tax laws;

 .  the effects of mergers, acquisitions and divestitures; and

 .  uncertainties that have not been identified at this time.

Our company undertakes no obligation to publicly correct or update any forward-looking statement if we later become aware that such results are not likely to be achieved.


                                      (9)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)


Recent Accounting Pronouncement
-------------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for the company as of January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Change in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge, and if so, the use and type of the hedge.

  The company has entered into derivative transactions that do not qualify for the financial guarantee scope exception under SFAS 133 and, therefore, must be stated at fair value. The Insurance segment, which represents the majority of the company's derivative exposure and mark-to-market as of January 1, 2001, has insured derivatives primarily consisting of credit default swaps. The Investment Management Services segment has entered into primarily forward delivery agreements, interest rate and credit default swaps. The Corporate segment has entered into derivatives to hedge foreign exchange and interest rate risks related to the issuance of certain MBIA long-term debt issues.

  The revenues and expenses in the Insurance, Investment Management and Corporate segments include revenues and expenses related to derivative activity in those segments. The related change in fair value of those derivative instruments is included in gains and losses.

  Adoption of SFAS 133 on January 1, 2001 resulted in cumulative after-tax reductions in net income of $13 million and other comprehensive income of $4 million. In addition, the company increased its assets by $41 million and liabilities by $59 million.

Results of Operations
---------------------

Summary

The company uses various measures of profitability and intrinsic value, namely, "core earnings", "operating earnings", "adjusted direct premiums" and "adjusted book value" which are not in accordance with accounting principles generally accepted in the United States of America. We view these measures as the most meaningful measures of our performance and the intrinsic value of the company.

  All per share data have been adjusted to reflect the three-for-two stock split effective April 20, 2001. The following chart presents highlights of our consolidated financial results for the first quarters of 2001 and 2000:




                                     (10)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)



                                                       March 31,            March 31,                Percent Change
                                                                                                     --------------
                                                         2001                 2000                    2001 vs. 2000
----------------------------------------------------------------------------------------------------------------------
Net income (in millions):
 As reported                                            $  116               $  132                        (12)%
 Excluding accounting changes                           $  129               $  132                         (2)%

Per share data:*
 Net income:
  As reported                                           $ 0.78               $ 0.89                        (12)%
  Excluding accounting
  changes                                               $ 0.87               $ 0.89                         (2)%
 Operating earnings                                     $ 0.90               $ 0.83                          8%
 Core earnings                                          $ 0.86               $ 0.82                          5%
 Book value                                             $29.75               $24.76                         20%
 Adjusted book value                                    $41.28               $36.21                         14%
----------------------------------------------------------------------------------------------------------------------

  *All earnings per share calculations are diluted.

  Our first quarter 2001 net income and earnings per share, excluding accounting changes, decreased 2% due to realized losses of $2 million in the investment portfolio compared with realized gains of $12 million last year. Including the accounting changes, net income decreased by 12% for 2001 over 2000.

  Operating earnings per share, which exclude the impact of realized gains and losses, changes in fair value of derivatives and accounting changes, increased by 8% over the first quarter of 2000. This increase was the result of a 238% increase in refunding earned premium, which contributed $0.04 per share in 2001 compared with $0.01 per share in 2000.

  Core earnings, which exclude the effects of refundings and calls on our insured issues, realized capital gains and losses on our investment portfolio, changes in fair value of derivatives, and accounting changes, provide the most indicative measure of our underlying profit. For the first quarter of 2001, core earnings per share grew 5%, reflecting strong insurance and investment management results partially offset by losses in our municipal services sector and higher interest expenses from additional debt issued in the fourth quarter of 2000.

  Our book value at March 31, 2001 was $29.75 per share, up 20% from $24.76 at March 31, 2000. The increase was caused primarily by a more than 200% increase in the unrealized value of our investment portfolio and a 17% increase in retained earnings, partially offset by the increase in treasury shares from stock repurchases. A more appropriate measure of a financial guarantee company's intrinsic value is its adjusted book value. It is defined as book value plus the after-tax effects of net deferred premium revenue, net of deferred acquisition costs, the present value of unrecorded future installment premiums, and the unrealized gains or losses on investment contract liabilities. Our adjusted book value per share was $41.28 at March 31, 2001, a 14% increase from first quarter-end 2000, reflecting the same
                                      (11)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)


factors that impacted book value reduced by a reduction in unrealized gains on investment contract liabilities.

The following table presents the components of our adjusted book value per share:

                                                                                                 Percent Change
                                                    March 31,         March 31,                  --------------
                                                      2001             2000                      2001 vs. 2000
-----------------------------------------------------------------------------------------------------------------
Book value                                           $29.75           $24.76                           20%
After-tax value of:
  Net deferred premium
   revenue, net of deferred
   acquisition costs                                   7.40             7.25                            2%
  Present value of future
   installment premiums*                               4.03             3.37                           20%
  Unrealized gain on
   investment contract
   liabilities                                         0.10             0.83                          (88)%
-----------------------------------------------------------------------------------------------------------------
Adjusted book value                                  $41.28           $36.21                           14%
-----------------------------------------------------------------------------------------------------------------
*The discount rate used to present value future installment premiums was 9%.

Financial Guarantee Insurance

The company's production in terms of adjusted direct premiums (ADP), gross premiums written (GPW) and par written for the first quarters of 2001 and 2000 is presented in the following table:

                                                                                                Percent Change
                                                     March 31,         March 31,                --------------
                                                       2001             2000                     2001 vs. 2000
-----------------------------------------------------------------------------------------------------------------
Premiums written (in millions):
  ADP                                                 $ 232            $ 169                           37%
  GPW                                                 $ 185            $ 149                           24%

Par written (in billions)                             $  28            $  15                           88%

  In the first quarter of 2001, bond issuance was up significantly compared with the first quarter of 2000. We continued to write business levels of A and above for the period. As a result, ADP was up 37% compared to the first quarter of 2000, while par insured was up by 88%. The larger increase in par compared with ADP is the result of a higher level of business rated AAA compared with the first quarter of 2000. ADP includes our upfront direct premiums as well as the estimated present value of current and future direct premiums from installment-based insurance policies issued during the period and does not include any premiums assumed or ceded. GPW, as reported in our financial statements, primarily reflects cash receipts and does not include the value of future premium receipts expected from installment policies originated in the period. GPW was $185 million, up 24% from the first quarter of 2000, reflecting strong growth in our structured finance and international business, which offset a decline in public finance for the period.

                                      (12)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)



     We estimate the present value of our total future installment premium stream on outstanding policies to be $918 million at March 31, 2001, compared with $769 million at March 31, 2000, a growth rate of 19%.

PUBLIC FINANCE MARKET Domestic new issue public finance market information and MBIA's par and premium writings in both the new issue and secondary domestic public finance markets are shown in the following table:


                                                                                            Percent Change
                                                    March 31,         March 31,             --------------
Domestic Public Finance                               2001              2000                 2001 vs. 2000
----------------------------------------------------------------------------------------------------------
Total new issue market:*
 Par value (in billions)                             $  58             $  36                      60%
 Insured penetration                                    44%               47%
 MBIA market share                                      18%               22%

MBIA insured:
 Par written (in billions)                           $   6             $   5                      24%
 Premiums (in millions):
  ADP                                                $  64             $  72                     (12)%
  GPW                                                $  63             $  74                     (15)%
----------------------------------------------------------------------------------------------------------

* Market data are reported on a sale date basis while MBIA's insured data are based on closing date information. Typically, there can be a one to four week delay between the sale date and closing date of an insured issue.


New issuance was strong in the public finance market, increasing 60% to $58 billion for the first quarter of 2001, compared with $36 billion in the first quarter of 2000. While new issue money was up 30%, refundings increased by almost 300%. The insured penetration decreased slightly to 44% in 2001 from 47% in 2000.

  MBIA's domestic public finance ADP decreased by 12% over 2000's first quarter while par written increased by 24%. The decrease in ADP when compared with the increase in par written is the result of the mix of business written, lower overall pricing and our refusal to price business below the cost of our capital.

  Looking ahead to the second quarter in the public finance market, we expect solid production in the face of increasing deal flow, somewhat offset by the continuing very competitive market conditions. We still expect to end the year with more domestic public finance business written than last year in terms of both par insured and ADP.

                                      (13)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)


STRUCTURED FINANCE MARKET Details regarding the asset-backed market and MBIA's par and premium writings in both the domestic new issue and secondary structured finance markets are shown in the table below:

                                                                                               Percent Change
Domestic                                                  March 31,         March 31,          --------------
Structured Finance                                          2001              2000             2001 vs. 2000
----------------------------------------------------------------------------------------------------------------
Total asset-backed market:*
 Par value (in billions)                                   $  78             $  54                  46%

MBIA insured:
 Par written (in billions)                                 $  19             $   6                 202%
 Premiums (in millions):
  ADP                                                      $  82             $  38                 115%
  GPW                                                      $  57             $  48                  20%
----------------------------------------------------------------------------------------------------------------

*Market data exclude mortgage-backed securities and private placements.

  As with first quarter public finance issuance, overall public and private structured finance issuance was up significantly to a record $78 billion. Our par written was up over 200% from first quarter 2000, as ADP was up 115% for the quarter. The relationship between par insured and AGP primarily reflects the mix of business written and an improvement in the credit quality of the business we wrote as we maintained strong pricing discipline. Credit quality increased significantly during the quarter, with 77% of the business written rated A or better, and only 23% in the triple B category. This compares with the first quarter of 2000 with 42% written rated A or better and 58% in the triple B category. Looking ahead to the second quarter, the pipeline of structured finance deals is full and our business prospects look strong.

INTERNATIONAL MARKET The international results were up compared with the first quarter of 2000. For the first time in our history, we wrote more ADP outside the United States than in either our domestic public finance or structured finance businesses. Our public and structured finance international business volume in the new issue and secondary markets for the first quarters of 2001 and 2000 are illustrated as follows:

                                                                                          Percent Change
                                                      March 31,        March 31,          --------------
International                                           2001             2000             2001 vs. 2000
---------------------------------------------------------------------------------------------------------
 Par written (in billions)                             $   3            $   4                  (17)%
 Premiums (in millions):
  ADP                                                  $  86            $  59                   47%
  GPW                                                  $  65            $  27                  141%

                                      (14)

  International par written was down 17% while ADP was up 47% for the first quarter of 2001 compared with the first quarter of 2000. This year 84% of our international business written in the quarter was rated A or above, compared with 91% rated A or better we insured in the first quarter of 2000. The mix of business written, rather than the quality of the insured volume, accounts for the strong ADP to par insured ratio. The opportunities in our international sector are significant and we are well positioned to capitalize on these opportunities in the future.

REINSURANCE Premiums ceded to reinsurers from all insurance operations were $55 million and $43 million in the first quarter of 2001 and 2000, respectively. Cessions as a percentage of GPW increased slightly to 30% in 2001 from 29% in 2000. Reinsurance continues to be a cost-effective capital substitute for MBIA. The increase in reinsurance over last year is the result of our strong results in the international book of business, where reinsurance cession rates are higher than cession rates on domestic business.

  Most of our reinsurers are rated Double-A or higher by S&P, or Single-A or higher by A. M. Best Co. Although we remain liable for all reinsured risks, we are confident that we will recover the reinsured portion of any losses, should they occur.

PREMIUMS EARNED The composition of MBIA's premiums earned in terms of its scheduled and refunded components is illustrated below:

                                                                               Percent Change
                                              March 31,        March 31,       --------------
In millions                                     2001             2000          2001 vs. 2000
------------------------------------------------------------------------------------------------
Premiums earned:
  Scheduled                                    $ 110            $ 102                  8%
  Refunded                                        10                3                238%
------------------------------------------------------------------------------------------------
Total                                          $ 120            $ 105                 15%

  Premiums are recognized over the life of the bonds we insure. The extended premium recognition coupled with compounding investment income from investing our premiums and capital form a solid foundation for consistent revenue growth. In 2001 premiums earned from scheduled amortization increased by 8% over the first quarter of 2000, indicating that the benefits of the increased pricing strategy established in early 1999 are beginning to emerge.

  Refunded premiums earned increased significantly this year compared with the first quarter of 2000, reflecting the lower interest rate environment. When an MBIA-insured bond issue is refunded or retired early, the related deferred premium revenue is earned immediately. The amount of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rates of the bond issue, the issuer's desire or ability to modify bond covenants and applicable regulations under the Internal Revenue Code.

INVESTMENT INCOME Our insurance-related investment income (exclusive of realized gains and losses) increased 7% to $102 million in the first quarter of 2001,

                                      (15)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)


up from $95 million in the first quarter of 2000. This increase was primarily due to the growth of the investment portfolio from cash flow available for investment. Our cash flows were generated from operations and the compounding of previously earned and reinvested investment income.

ADVISORY FEES The company collects fee revenues in conjunction with certain insured transactions. In addition, the company earns advisory fees in connection with its administration of certain third-party-owned conduits. Fees are generally deferred and earned over the life of the related transactions.
Certain fees, however, are earned in the quarter they are due and include administration fees for transactions where the fee is collected on a periodic basis, and fees for transactions that terminate prior to the expected maturity date. In the first quarter of 2001, advisory fee revenues decreased 13% to $7 million from $8 million. This decrease was primarily due to the "non-deferrable" type of fees recognized during the quarter.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) We maintain a loss reserve based on our estimate of unidentified losses from our insured obligations. The total reserve is calculated by applying a risk factor based on a study of issuer defaults to net debt service written. To the extent that we identify a specific insured issue with respect to which we anticipate a loss, the present value of our expected payment, net of expected reinsurance and recoveries, is allocated within the total loss reserve as a case-specific reserve.

  We periodically evaluate our estimates for losses and LAE and any resulting adjustments are reflected in current earnings. We believe that our reserving methodology and the resulting reserves are adequate to cover the ultimate net cost of claims. However, the reserves are based on estimates, and there can be no assurance that any ultimate liability will not exceed such estimates.

  In 2000, we reviewed our loss reserving methodology. The review included an analysis of loss-reserve factors based on the latest available industry data, an analysis of historical default and recovery experience for the relevant sectors of the fixed-income market, and consideration for the changing mix of our book of business. The review did not result in an increase in our company's loss reserving factors.

   The following table shows the case-specific, reinsurance recoverable and unallocated components of our total loss and LAE reserves at the end of the first quarter of 2001 and 2000, as well as our loss provision for the first quarter of 2001 and 2000:

                                      (16)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)


                                                                                               Percent Change
                                                            March 31,        March 31,         --------------
In millions                                                  2001              2000            2001 vs. 2000
------------------------------------------------------------------------------------------------------------------
  Case-specific:
 Gross                                                      $ 246             $ 242                     2%
 Reinsurance recoverable on unpaid losses                      32                31                     2%
------------------------------------------------------------------------------------------------------------------
Total case reserves                                           214               211                     2%
Unallocated                                                   263               233                    13%
------------------------------------------------------------------------------------------------------------------
Net loss and LAE reserves                                   $ 477             $ 444                     8%

Provision                                                   $  14             $   9                    66%

OPERATING EXPENSES Expenses related to the production of our insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. Our company's policy acquisition costs, general operating expenses and total insurance operating expenses, as well as related expense ratios, are shown below:

                                                                                       Percent Change
                                                    March 31,       March 31,          --------------
In millions                                          2001             2000             2001 vs. 2000
---------------------------------------------------------------------------------------------------------
Policy acquisition costs, net                       $  10            $   9                   12%
Operating                                              18               19                   (4)%
---------------------------------------------------------------------------------------------------------
Total insurance
  operating expenses                                $  28            $  28                  ---

Expense ratio:
  GAAP                                               23.4%            26.7%
  Statutory                                          16.3%            20.9%

  For the first quarter of 2001, policy acquisition costs net of deferrals increased 12% over the 2000 level, reflecting the increased level of new business written during the quarter. The ratio of policy acquisition costs net of deferrals to earned premiums decreased slightly to 8.0% from 8.2% in the first quarter of 2000.

  Operating expenses decreased 4% from the first quarter of 2000, reflecting the company's continuing expense management program. Total insurance operating expenses were $28 million, the same as the first quarter of 2000.

  Financial guarantee insurance companies use the statutory expense ratio (expenses before deferrals divided by net premiums written) as a measure of expense management. Our company's first quarter 2001 statutory expense ratio decreased to 16.3%, one of the lowest levels in our history. The GAAP expense ratio also decreased from the first quarter of 2000 to 23.4% from 26.7%, reflecting the increase in the refunding earned premiums year over year.

INSURANCE INCOME MBIA's insurance income of $187 million for the first quarter of 2001 increased 9% over the first quarter of 2000 due to the increase in premiums earned from refundings in 2001 as well as the decrease in operating expenses.

                                      (17)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)


Investment Management Services
------------------------------

The table below summarizes our consolidated investment management results for the first quarters of 2001 and 2000:

                                                                                       Percent Change
                                                   March 31,       March 31,           --------------
In millions                                          2001            2000              2001 vs. 2000
---------------------------------------------------------------------------------------------------------
Revenues                                            $  32           $  27                    19%
Expenses                                               17              14                    21%
----------------------------------------------------------------------------------------------------------
Income                                              $  15           $  13                    16%

  The success of the merger with 1838 Investment Advisors, Inc. (1838) is reflected in the investment management services operating results, with consolidated revenues up 19% over the first quarter of 2000, while expenses were up slightly more at 21%. As a result, operating income increased by 16% for the first quarter of 2001 over the same period in 2000. We ended the quarter with almost $37 billion in assets under management, up 11% from March 31, 2000.

  MBIA Asset Management Corporation is comprised of 1838, MBIA Municipal Investors Service Corp. (MBIA-MISC), MBIA Investment Management Corp. (IMC) and MBIA Capital Management Corp. (CMC). The following provides a summary of each of these businesses:

1838 is a full-service asset management firm with a strong institutional focus. It manages over $12 billion in equity, fixed-income and balanced portfolios for a client base comprised of municipalities, endowments, foundations, corporate employee benefit plans and high-net-worth individuals.

MBIA-MISC provides cash management, investment fund administration and fixed-rate investment placement services directly to local governments and school districts and investment and treasury management consulting services for municipal and quasi-public-sector clients. MBIA-MISC is a Securities and Exchange Commission (SEC)-registered investment adviser and at March 31, 2001 had almost $10 billion in assets under management, up 29% over March 31, 2000.

IMC provides state and local governments with tailored investment agreements for bond proceeds and other public funds, such as construction, loan origination, capitalized interest and debt service reserve funds. At March 31, 2001, principal and accrued interest outstanding on investment and repurchasing agreements was $4.7 billion, compared with $4.4 billion at March 31, 2000. At amortized cost, the assets supporting IMC's investment agreements were $4.9 billion and $4.5 billion at March 31, 2001 and 2000. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

  IMC from time-to-time uses derivative financial instruments to manage interest rate risk. We have established policies limiting the amount, type and concentration

                                      (18)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)


of such instruments. By matter of policy, derivative positions can only be used to hedge interest rate exposures and not for speculative trading purposes. At first quarter-end 2001, our exposure to derivative financial instruments was not material.

CMC is an SEC-registered investment adviser and National Association of Securities Dealers member firm. CMC specializes in fixed-income management for institutional funds and provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and MBIA's insurance related portfolios. At March 31, 2001, CMC's third-party assets under management were $2.5 billion compared to $1.8 billion at March 31, 2000.

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

  In the first quarter of 2001 the municipal services operations lost $0.8 million compared with a loss of $0.4 million during the same period of 2000.

Corporate
---------

NET INVESTMENT INCOME Net investment income was $1.8 million in the first quarter of 2001, which was the result of assets invested at the holding company level from the debt proceeds received during the fourth quarter of 2000.

INTEREST EXPENSE In the first quarter of 2001, we incurred $16 million of interest expense compared with $13 million during the first quarter of 2000. The increase is the result of the additional $100 million of debt issued during the fourth quarter of 2000.

OTHER EXPENSES In the first quarter of 2001 other expenses were comprised primarily of non-insurance goodwill amortization and general corporate overhead.

Gains and Losses
----------------

NET REALIZED GAINS (LOSSES) Net realized losses were $2.1 million in the first quarter of 2001 compared with net realized gains of $11.9 million during the first quarter of 2000.

                                      (19)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)


CHANGE IN FAIR VALUE OF DERIVATIVES In the first quarter of 2001, we incurred an unrealized loss of $6 million due to the change in the fair value of derivatives.

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

Capital Resources
-----------------

We carefully manage our capital resources to optimize our cost of capital while maintaining appropriate claims-paying resources to sustain our Triple-A claims-paying ratings. At March 31, 2001, our total shareholders' equity was $4.4 billion, with total long-term borrowings at $803 million. We use debt financing to lower our overall cost of capital, thereby increasing our return on shareholders' equity. We maintain debt at levels we consider to be prudent based on our cash flow and total capital. The following table shows our long-term debt and the ratio we use to measure it:

                                                                 March 31,                  December 31,
                                                                    2001                       2000
------------------------------------------------------------------------------------------------------------
Long-term debt (in millions)                                       $ 803                      $ 795
Long-term debt to total capital                                       15%                        16%


  In July 1999, the Board of Directors authorized the repurchase of 11.25 million shares of common stock of the company. The company began the repurchase program in the fourth quarter of 1999. As of March 31, 2001 the company has repurchased a total of 3,270,300 shares at an average price of $31.31.

  In addition, our insurance company has a $900 million irrevocable standby line of credit facility with a group of major Triple-A Rated banks to provide funds for the payment of claims in the event that severe losses should occur. The agreement is for a seven-year term, which expires on October 31, 2007, and, subject to approval by the banks, may be renewed annually to extend the term to seven years beyond the renewal date. Our insurance company also maintains stop-loss reinsurance coverage of $175 million in excess of incurred losses of $762 million.

  At quarter-end, total claims-paying resources for our insurance company stood at $9.3 billion, a 7% increase over first quarter-end 2000.

                                      (20)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)


Liquidity
---------

Cash flow needs at the parent company level are primarily for dividends to our shareholders and interest payments on our debt. These requirements have historically been met by upstreaming dividend payments from the insurance company, which generates substantial cash flow from premium writings and investment income. In the first quarter of 2001, operating cash flow totaled $189 million.

  Under New York state insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In our case, dividends in any 12-month period cannot be greater than 10% of policyholders' surplus. During the first three months of 2001 our insurance company paid dividends of $41 million and at March 31, 2001 had dividend capacity in excess of $45 million without special regulatory approval.

  The company has significant liquidity supporting its businesses. At the end of the first quarter of 2001, cash equivalents and short-term investments totaled $460 million. Should significant cash flow reductions occur in any of our businesses, for any combination of reasons, we have additional alternatives for meeting ongoing cash requirements. They include selling or pledging our fixed-income investments from our investment portfolio, tapping existing liquidity facilities and new borrowings.

  The company has substantial external borrowing capacity. We maintain two short-term bank lines totaling $650 million with a group of worldwide banks. At March 31, 2001, there were no balances outstanding under these lines.

  The investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At March 31, 2001, the fair value of our consolidated investment portfolio was $12.4 billion, as shown below:

                                                                                              Percent Change
                                                        March 31,          December 31,       --------------
In millions                                               2001                 2000           2001 vs. 2000
------------------------------------------------------------------------------------------------------------
Insurance operations:
  Amortized cost                                       $ 7,216              $ 7,108                   2%
  Unrealized gain                                          199                  128                  56%
------------------------------------------------------------------------------------------------------------
Fair value                                             $ 7,415              $ 7,236                   2%
------------------------------------------------------------------------------------------------------------

Municipal investment
  Agreements:
  Amortized cost                                       $ 4,878              $ 4,948                  (1%)
  Unrealized gain                                          119                   49                 142%
------------------------------------------------------------------------------------------------------------
Fair value                                             $ 4,997              $ 4,997                 ---
------------------------------------------------------------------------------------------------------------
Total portfolio at fair value                          $12,412              $12,233                   1%

                                      (21)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)


  The growth of our insurance-related investments in 2001 was the result of positive cash flows. The fair value of investments related to our municipal investment agreement business has remained constant at $5.0 billion.

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



                                                  MBIA  INC.
                                            -----------------------
                                                       Registrant



Date:     May 15, 2001                        /s/ Neil G. Budnick
        --------------------------           -----------------------------------
                                                  Neil G. Budnick
                                                  Chief Financial Officer




Date:     May 15, 2001                        /s/ Douglas C. Hamilton
        --------------------------           -----------------------------------
                                                  Douglas C. Hamilton
                                                  Controller
                                                  (Principal Accounting Officer)



                                     (24)