Form 10-Q
period 2001-06-30
MBIA INC
filed 2001-08-13
CIK 814585

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2001

                                      OR


     [_] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   NO _____
                                        ---

As of August 6, 2001 there were outstanding 148,448,526 shares of Common Stock, par value $1 per share, of the registrant.

                                     INDEX
                                     -----

                                                                                    PAGE
                                                                                    ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         MBIA Inc. and Subsidiaries

         Consolidated Balance Sheets - June 30, 2001
          and December 31, 2000                                                     3

         Consolidated Statements of Income - Three months and
          six months ended June 30, 2001 and 2000                                   4

         Consolidated Statement of Changes in Shareholders' Equity
          -  Six months ended June 30, 2001                                         5

         Consolidated Statements of Cash Flows
          -  Six months ended June 30, 2001 and 2000                                6

         Notes to Consolidated Financial Statements                                 7 - 8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                       9 - 23


PART II  OTHER INFORMATION, AS APPLICABLE

Item 4.  Submission of Matters to a Vote of Security Holders                            24

Item 6.  Exhibits and Reports on Form 8-K                                               24

SIGNATURES                                                                              25

                                      (2)

                          MBIA INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                (Dollars in thousands except per share amounts)

                                                                                         June 30, 2001            December 31, 2000
                                                                                       -----------------         -------------------
                   Assets
Investments:
   Fixed-maturity securities held as available-for-sale
     at fair value (amortized cost $6,880,441 and $6,612,498)                            $   7,004,018              $    6,740,127
   Short-term investments, at amortized cost
     (which approximates fair value)                                                           363,204                     376,604
   Other investments                                                                           136,657                     119,591
                                                                                        --------------             ---------------
                                                                                             7,503,879                   7,236,322
   Municipal investment agreement portfolio held as available-for-sale
     at fair value (amortized cost $5,320,328 and $4,736,439)                                5,396,838                   4,785,168
   Municipal investment agreement portfolio pledged as collateral
     at fair value (amortized cost $255,068 and $211,214)                                      258,838                     211,440
                                                                                        --------------             ---------------
       Total investments                                                                    13,159,555                  12,232,930

Cash and cash equivalents                                                                       71,633                      93,962
Securities purchased under agreements to resell or borrowed                                        ---                     314,624
Accrued investment income                                                                      165,124                     152,043
Deferred acquisition costs                                                                     280,511                     274,355
Prepaid reinsurance premiums                                                                   457,894                     442,622
Reinsurance recoverable on unpaid losses                                                        31,065                      31,414
Goodwill (less accumulated amortization of $70,748 and $67,472)                                101,046                     104,322
Property and equipment, at cost (less accumulated depreciation
   of $69,461 and $62,026)                                                                     128,763                     133,514
Receivable for investments sold                                                                185,417                      13,772
Other assets                                                                                   171,854                     100,780
                                                                                        --------------             ---------------
       Total assets                                                                      $  14,752,862              $   13,894,338
                                                                                        ==============             ===============
                   Liabilities and Shareholders' Equity
Liabilities:
   Deferred premium revenue                                                              $   2,453,450              $    2,397,578
   Loss and loss adjustment expense reserves                                                   508,725                     499,279
   Municipal investment agreements                                                           4,191,529                   3,821,652
   Municipal repurchase agreements                                                           1,016,895                     967,803
   Long-term debt                                                                              795,295                     795,102
   Short-term debt                                                                              55,151                     144,243
   Securities sold under agreements to repurchase or loaned                                    212,477                     489,624
   Deferred income taxes                                                                       251,210                     252,463
   Deferred fee revenue                                                                         30,025                      32,694
   Payable for investments purchased                                                           408,045                       7,899
   Other liabilities                                                                           368,224                     262,588
                                                                                        --------------             ---------------
       Total liabilities                                                                    10,291,026                   9,670,925
                                                                                        --------------             ---------------

Shareholders' Equity:
   Preferred stock, par value $1 per share; authorized shares -- 10,000,000;
     issued  and outstanding -- none                                                               ---                         ---
   Common stock, par value $1 per share; authorized shares -- 400,000,000
     and 200,000,000; issued shares -- 151,737,541 and 151,159,943                             151,738                     151,160
   Additional paid-in capital                                                                1,188,197                   1,169,200
   Retained earnings                                                                         3,149,041                   2,934,608
   Accumulated other comprehensive income, net of
     deferred income tax provision of $63,646 and $57,141                                       91,052                      85,707
   Unallocated ESOP shares                                                                      (2,402)                     (2,950)
   Unearned compensation -- restricted stock                                                   (11,394)                    (10,659)
   Treasury stock -- 3,329,405 shares in 2001 and 3,314,037 shares in 2000                    (104,396)                   (103,653)
                                                                                        --------------             ---------------
       Total shareholders' equity                                                            4,461,836                   4,223,413
                                                                                        --------------             ---------------
       Total liabilities and shareholders' equity                                        $  14,752,862              $   13,894,338
                                                                                        ==============             ===============

       The accompanying notes are an integral part of the consolidated financial statements.

                                      (3)

                          MBIA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands except per share amounts)

                                                                         Three months ended                 Six months ended
                                                                              June 30                             June 30
                                                                  ---------------------------------  ------------------------------
                                                                       2001              2000              2001             2000
                                                                  ---------------   ---------------  --------------   -------------
Insurance
      Revenues:
          Gross premiums written                                  $    206,559      $    189,295     $    391,464     $    338,132
          Ceded premiums                                               (42,996)          (61,810)         (98,145)        (104,776)
                                                                  ------------      ------------     ------------     ------------
              Net premiums written                                     163,563           127,485          293,319          233,356

          Scheduled premiums earned                                    115,402            99,937          225,195          201,583
          Refunding premiums earned                                     12,837             9,215           23,179           12,273
                                                                  ------------      ------------     ------------     ------------
              Premiums earned (net of ceded premiums of
                 $41,937, $32,813, $80,253 and $70,344)                128,239           109,152          248,374          213,856
          Net investment income                                        102,235            99,472          204,117          194,842
          Advisory fees                                                 13,903             6,219           20,850           14,194
                                                                  ------------      ------------     ------------     ------------
              Total insurance revenues                                 244,377           214,843          473,341          422,892

      Expenses:
          Losses and LAE incurred                                       16,819            13,735           31,041           22,322
          Amortization of deferred acquisition costs                    10,259             8,736           19,870           17,322
          Operating                                                     20,347            21,281           38,882           40,675
                                                                  ------------      ------------     ------------     ------------
              Total insurance expenses                                  47,425            43,752           89,793           80,319
                                                                  ------------      ------------     ------------     ------------
      Insurance income                                                 196,952           171,091          383,548          342,573
                                                                  ------------      ------------     ------------     ------------

Investment management services
      Revenues                                                          31,824            28,943           63,718           55,821
      Expenses                                                          15,909            15,174           32,360           28,770
                                                                  ------------      ------------     ------------     ------------
      Investment management services income                             15,915            13,769           31,358           27,051
                                                                  ------------      ------------     ------------     ------------

Municipal services
      Revenues                                                           7,998            11,313           13,928           18,935
      Expenses                                                           8,776            11,378           15,532           19,429
                                                                  ------------      ------------     ------------     ------------
      Municipal services loss                                             (778)              (65)          (1,604)            (494)
                                                                  ------------      ------------     ------------     ------------

Corporate
      Net investment income                                              1,568               ---            3,344              ---
      Interest expense                                                  14,151            13,355           29,894           26,851
      Corporate expenses                                                 6,952             4,754           11,572            8,401
                                                                  ------------      ------------     ------------     ------------
      Corporate loss                                                   (19,535)          (18,109)         (38,122)         (35,252)
                                                                  ------------      ------------     ------------     ------------

Gains and losses
      Net realized gains                                                 3,058             7,425              942           19,310
      Change in fair value of derivative instruments                    (1,113)              ---           (7,037)             ---
                                                                  ------------      ------------     ------------     ------------
      Net gains and losses                                               1,945             7,425           (6,095)          19,310
                                                                  ------------      ------------     ------------     ------------

Income before income taxes                                             194,499           174,111          369,085          353,188

Provision for income taxes                                              51,493            44,718           96,885           91,475
                                                                  ------------      ------------     ------------     ------------

Income before cumulative effect of accounting change                   143,006           129,393          272,200          261,713

      Cumulative effect of accounting change                               ---               ---          (13,067)             ---
                                                                  ------------      ------------     ------------     ------------

Net income                                                        $    143,006      $    129,393     $    259,133     $    261,713
                                                                  ============      ============     ============     ============

Net income per common share:
      Basic                                                       $       0.97      $       0.88     $       1.75     $       1.77
      Diluted                                                     $       0.96      $       0.87     $       1.74     $       1.76

Weighted average number of common shares
      outstanding:
      Basic                                                        148,160,339       147,484,556      148,043,734      148,067,603
      Diluted                                                      149,297,865       148,398,587      149,162,308      148,954,461

  The accompanying notes are an integral part of the consolidated financial statements.

                                      (4)

                          MBIA INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                    For the six months ended June 30, 2001
                    (In thousands except per share amounts)


                                                                                          Accumulated                  Unearned
                                               Common Stock     Additional                   Other      Unallocated   Compensation-
                                            ------------------   Paid-in     Retained    Comprehensive     ESOP         Restricted
                                             Shares    Amount    Capital     Earnings    Income (Loss)    Shares          Stock
                                            --------  --------  ----------  ----------   -------------  -----------   -------------
Balance, January 1, 2001                     151,160  $151,160  $1,169,200  $2,934,608      $  85,707    $  (2,950)     $  (10,659)

Comprehensive income:
     Net income                                  ---       ---         ---     259,133            ---          ---             ---
     Other comprehensive income:
        Change in unrealized
           appreciation of investments
           net of change in deferred
           income taxes of $10,594               ---       ---         ---         ---         19,726          ---             ---
        Change in fair value of
           derivative instruments net of
           change in  deferred income
           taxes of $(4,089)                     ---       ---         ---         ---         (7,594)         ---             ---
        Change in foreign currency
           translation                           ---       ---         ---         ---         (6,787)         ---             ---

     Other comprehensive income

Comprehensive income

Treasury shares acquired                         ---       ---         ---         ---            ---          ---             ---

Exercise of stock options                        536       536      16,738         ---            ---          ---             ---

Allocation of  ESOP shares                       ---       ---          16         ---            ---          548             ---

Unearned compensation-
     restricted stock                             42        42       2,243         ---            ---          ---            (735)

Dividends (declared per common share
     $0.300, paid per common share $0.287)       ---       ---         ---     (44,700)           ---          ---             ---
                                            --------  --------  ----------  ----------   ------------   ----------    ------------

Balance, June 30, 2001                       151,738  $151,738  $1,188,197  $3,149,041      $  91,052    $  (2,402)     $  (11,394)
                                            ========  ========  ==========  ==========   ============   ==========    ============

                                               Treasury Stock
                                           -----------------------   Shareholders'
                                             Shares      Amount         Equity
                                           ----------  -----------   -------------
Balance, January 1, 2001                      (3,314)  $  (103,653)  $  4,223,413

Comprehensive income:
     Net income                                  ---           ---        259,133
     Other comprehensive income:
        Change in unrealized
           appreciation of investments
           net of change in deferred
           income taxes of $10,594               ---           ---         19,726
        Change in fair value of
           derivative instruments net of
           change in  deferred income
           taxes of $(4,089)                     ---           ---         (7,594)
        Change in foreign currency
           translation                           ---           ---         (6,787)
                                                                     ------------
     Other comprehensive income                                             5,345
                                                                     ------------
Comprehensive income                                                      264,478
                                                                     ------------

Treasury shares acquired                         (15)         (743)          (743)

Exercise of stock options                        ---           ---         17,274

Allocation of  ESOP shares                       ---           ---            564

Unearned compensation-
     restricted stock                            ---           ---          1,550

Dividends (declared per common share
     $0.300, paid per common share $0.287)       ---           ---        (44,700)
                                           ---------   -----------   ------------

Balance, June 30, 2001                        (3,329)  $  (104,396)  $  4,461,836
                                           =========   ===========   ============

                                              2001
                                            --------
Disclosure of reclassification amount:
     Unrealized appreciation of
        investments arising
        during the period, net of taxes     $ 19,026
     Reclassification of adjustment,
        net of taxes                             700
                                            --------
     Net unrealized appreciation,
        net of taxes                        $ 19,726
                                            ========



       The accompanying notes are an integral part of the consolidated financial statements.



                                      (5)

                          MBIA INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                                                        Six months ended
                                                                                             June 30
                                                                              --------------------------------------
                                                                                   2001                   2000
                                                                              ----------------       ---------------
Cash flows from operating activities:
     Net income                                                               $     259,133          $    261,713
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Increase in accrued investment income                                        (13,081)               (8,084)
       Increase in deferred acquisition costs                                        (6,156)               (5,735)
       Increase in prepaid reinsurance premiums                                     (15,272)              (32,773)
       Increase in deferred premium revenue                                          60,217                52,273
       Increase (decrease) in loss and loss adjustment
         expense reserves, net                                                        9,795               (20,016)
       Depreciation                                                                   7,434                 6,834
       Amortization of goodwill                                                       3,276                 3,350
       Amortization of bond discount, net                                            (6,580)              (15,351)
       Net realized gains on sale of investments                                       (942)              (19,310)
       Deferred income tax (benefit) provision                                       (7,670)               25,097
       Fair value of derivative instruments                                          27,048                   ---
       Other, net                                                                   (17,322)               28,253
                                                                              -------------          ------------
       Total adjustments to net income                                               40,747                14,538
                                                                              -------------          ------------
       Net cash provided by operating activities                                    299,880               276,251
                                                                              -------------          ------------

Cash flows from investing activities:
     Purchase of fixed-maturity securities, net
       of payable for investments purchased                                      (9,219,543)           (3,399,501)
     Sale of fixed-maturity securities, net of
       receivable for investments sold                                            8,829,300             3,061,188
     Redemption of fixed-maturity securities, net of
       receivable for investments redeemed                                          190,752               133,480
     Sale (purchase) of short-term investments, net                                  16,617                (2,407)
     (Purchase) sale of other investments, net                                      (19,331)                5,316
     Purchases for municipal investment agreement
       portfolio, net of payable for investments purchased                       (4,297,884)           (1,069,705)
     Sales from municipal investment agreement
       portfolio, net of receivable for investments sold                          3,840,925             1,045,166
     Capital expenditures, net of disposals                                          (2,731)               (9,739)
     Other, net                                                                         499                 8,385
                                                                              -------------          ------------
       Net cash used by investing activities                                       (661,396)             (227,817)
                                                                              -------------          ------------

Cash flows from financing activities:
     Net repayment from retirement of short-term debt                               (91,492)               (8,500)
     Dividends paid                                                                 (42,646)              (40,516)
     Purchase of treasury stock                                                        (743)              (71,523)
     Proceeds from issuance of municipal investment
       and repurchase agreements                                                  1,835,047             1,036,880
     Payments for drawdowns of municipal investment
       and repurchase agreements                                                 (1,415,735)           (1,078,684)
     Securities loaned or sold under agreements to repurchase, net                   37,477                81,021
     Exercise of stock options                                                       17,279                 9,511
                                                                              -------------          ------------
       Net cash provided (used) by financing activities                             339,187               (71,811)
                                                                              -------------          ------------

Net decrease in cash and cash equivalents                                           (22,329)              (23,377)
Cash and cash equivalents - beginning of period                                      93,962                93,559
                                                                              -------------          ------------
Cash and cash equivalents - end of period                                     $      71,633          $     70,182
                                                                              =============          ============

Supplemental cash flow disclosures:
     Income taxes paid                                                        $      91,377          $     37,686
     Interest paid:
       Municipal investment and repurchase agreements                         $     145,584          $    128,044
       Long-term debt                                                                33,604                26,194


  The accompanying notes are an integral part of the consolidated financial statements.

                                      (6)

                          MBIA INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2000 and in Form 10-Q for the period ended March 31, 2001 for MBIA Inc. and Subsidiaries (the "Company"). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Business segment results are presented gross of intersegment transactions, which are not material to each segment.

2.   Dividends Declared
     ------------------

     Dividends declared by the Company during the six months ended June 30, 2001 were $45 million.

3.   Recent Accounting Pronouncements
     --------------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" which was effective for the Company as of January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge, and if so, the type of hedge.

     The Company has entered into derivative transactions that do not qualify for the financial guarantee scope exception under SFAS 133 and, therefore, must be stated at fair value. The Insurance segment, which represents the majority of the company's derivative exposure and mark-to-market calculation as of January 1, 2001, has insured derivatives primarily consisting of credit default swaps. The Investment Management Services segment has entered into

                                      (7)

                          MBIA INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

    In September 2000, the FASB issued SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," having certain requirements effective as of April 1, 2001. In accordance with SFAS 140, the Company no longer reflects on its balance sheet financial assets involving the borrowing of securities that meet specific criteria.

    The fair value of securities received under security borrowing transactions not reflected on the balance sheet at June 30, 2001 was $285 million. The contract value and fair value of collateral received for securities borrowed in the financial statements at December 31, 2000 was $315 million and $332 million, respectively. All of the securities borrowed have been repledged for all periods presented. As of June 30, 2001, the Company had financial assets reflected on the balance sheet with a fair value of $304 million that were not required to be reclassified as a separate line item.

    SFAS 140 also requires the Company to reclassify financial assets pledged as collateral under certain agreements and to report those assets at fair value as a separate line item on the balance sheet. As of June 30, 2001, the Company had $259 million in financial assets pledged as collateral.

    It is the Company's policy to take possession of securities borrowed or purchased under agreements to resell. These contracts are primarily for MBIA's collateralized municipal investment and repurchase agreement activity and are only transacted with high-quality dealer firms.

    The Company minimizes the credit risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring customer credit exposure and collateral value and requiring additional collateral to be deposited with the Company when deemed necessary.

     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires that goodwill no longer be amortized, but instead be reviewed for impairment. The Company will adopt SFAS 142 effective January 1, 2002 and is currently evaluating the impact that the adoption will have on its earnings and statement of financial position.

                                      (8)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations






Overview
--------

MBIA Inc. and Subsidiaries (the "Company") turned in a solid quarter as we continue to focus on our triple-A ratings, no-loss underwriting standards, and building of shareholder value. Our disciplined approach to pricing and risk selection enabled the Company to post another quarter of strong growth in our Insurance segment, especially in the structured finance and international sectors. Our asset management business also posted strong results for the quarter as operating income rose 16%. The Company is well positioned to capitalize on strong long-term growth prospects in our Insurance and Investment Management Services segments.

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

                                      (9)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" which was effective for the Company as of January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge, and if so, the type of hedge.

  The Company has entered into derivative transactions that do not qualify for the financial guarantee scope exception under SFAS 133 and, therefore, must be stated at fair value. The Insurance segment, which represents the majority of the Company's derivative exposure and mark-to-market calculation as of January 1, 2001, has insured derivatives primarily consisting of credit default swaps. The Investment Management Services segment has entered into forward delivery agreements, interest rate and credit default swaps. The Corporate segment has entered into derivatives to hedge foreign exchange and interest rate risks related to the issuance of certain MBIA long-term debt issues.

  The revenues and expenses in the Insurance, Investment Management and Corporate segments include revenues and expenses related to derivative activity in those segments. The related change in fair value of those derivatives is included in gains and losses.

  Adoption of SFAS 133 on January 1, 2001 resulted in cumulative after-tax reductions in net income of $13 million and other comprehensive income of $4 million. In addition, the Company increased its assets by $41 million and liabilities by $59 million.

  In September 2000, the FASB issued SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," having certain requirements effective as of April 1, 2001. In accordance with SFAS 140, the Company no longer reflects on its balance sheet financial assets involving the borrowing of securities that meet specific criteria.

  The fair value of securities received under security borrowing transactions not reflected on the balance sheet at June 30, 2001 was $285 million. The contract value and fair value of collateral received for securities borrowed in the financial statements at December 31, 2000 was $315 million and $332 million, respectively. All of the securities borrowed have been repledged for all periods presented. As of June 30, 2001, the Company had financial assets reflected on the balance sheet with a fair value of $304 million that were not required to be reclassified as a separate line item.


                                      (10)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)

  SFAS 140 also requires the Company to reclassify financial assets pledged as collateral under certain agreements and to report those assets at fair value as a separate line item on the balance sheet. As of June 30, 2001, the Company had $259 million in financial assets pledged as collateral.

  It is the Company's policy to take possession of securities borrowed or purchased under agreements to resell. These contracts are primarily for MBIA's collateralized municipal investment and repurchase agreement activity and are only transacted with high-quality dealer firms.

  The Company minimizes the credit risk that counterparties to transactions might be unable to fulfil their contractural obligations by monitoring customer credit exposure and collateral value and requring additional collateral to be deposited with the Company when deemed necessary.

  In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will adopt SFAS 142 effective January 1, 2002 and is currently evaluating the impact that the adoption will have on its earnings and statement of financial position.


Results of Operations
---------------------

Summary

  The Company uses various measures of profitability and intrinsic value, namely, "core earnings", "operating earnings", "adjusted direct premiums" and "adjusted book value" which are not in accordance with accounting principles generally accepted in the United States of America. We view these measures as the most meaningful way to measure our performance and the intrinsic value of the Company.

  All common share data have been adjusted to reflect the three-for-two stock split effective April 20, 2001. The following chart presents highlights of our consolidated financial results for the second quarter and first six months of 2001 and 2000.

                                      (11)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)



                                                                                                    Percent Change
                                                                                            -------------------------------
                                                                                              2nd Quarter      Year-to-date
                                                                                            -------------------------------
                                               2nd Quarter                 June 30              2001               2001
                                           -----------------          -------------------        vs.                vs.
                                           2001         2000          2001           2000       2000               2000
--------------------------------------------------------------------------------------------------------------------------
Net income (in millions):
 As reported                              $ 143        $ 129        $  259         $  262       11%                (1)%
 Excluding accounting change              $ 143        $ 129        $  272         $  262       11%                  4%

Per share data: *
 Net income:
  As reported                             $ .96        $ .87        $ 1.74         $ 1.76       10%                (1)%
  Excluding accounting change             $ .96        $ .87        $ 1.82         $ 1.76       10%                  3%
  Operating earnings                      $ .95        $ .84        $ 1.85         $ 1.67       13%                 11%
  Core earnings                           $ .90        $ .80        $ 1.76         $ 1.62       13%                  9%

 Book value                                                         $30.09         $25.25                           19%
 Adjusted book value                                                $42.23         $37.05                           14%
--------------------------------------------------------------------------------------------------------------------------

*All earnings per share calculations are diluted.


  Our second quarter net income and earnings per share increased 11% and 10%, respectively. These increases were the result of a 15% growth in pre-tax insurance income partially offset by a small loss in our Municipal Services segment, lower realized gains and an increase in expenses from our Corporate segment. For the first six months of 2001, net income and earnings per share, excluding the accounting change, increased 4% and 3%, respectively, due to lower realized gains this year compared with last year.

  Operating earnings per share, which exclude the impact of realized gains and losses, changes in fair value of derivatives and accounting changes, increased by 13% and 11%, respectively, over the second quarter and first half of 2000. This growth was the result of strong premium earnings this year compared with last year as well as a 16% growth in operating income from our Investment Management Services segment.

  Core earnings, which exclude the effects of refundings and calls on our insured issues, realized gains and losses, changes in the fair value of derivatives and accounting changes, provide the most indicative measure of our underlying profit. For the second quarter and first six months of 2001, core earnings per share increased 13% and 9%, respectively, over the second quarter and first six months of 2000, reflecting strong results in our Insurance and Investment Management Services segments.

  Our book value at June 30, 2001 was $30.09 per share, up 19% from $25.25 at June 30, 2000. The increase was due primarily to income from operations and the increase in the market value of our investment portfolio. A more appropriate measure of a financial guarantee company's intrinsic value is its adjusted book value. It is defined as book value plus the after-tax effects of net deferred premium revenue net of deferred acquisition costs, the present value of unrecorded future installment premiums, and the

                                      (12)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)

unrealized gains or losses on investment contract liabilities. Our adjusted book value per share was $42.23 at June 30, 2001, a 14% increase from second quarter-end 2000. The lower growth rate in adjusted book value per share was caused by a decrease in the unrealized gain on our investment contract liabilities.

The following table presents the components of our adjusted book value per share:


                                                                                         Percent Change
                                                June 30,          June 30,         ------------------------
                                                  2001             2000                  2001 vs. 2000
---------------------------------------------------------------------------------------------------------------
Book value per share                            $30.09           $25.25                          19%
After-tax value of:
  Net deferred premium
   revenue, net of deferred
   acquisition costs                              7.51             7.36                           2%
  Present value of future
   installment premiums*                          4.26             3.52                          21%
  Unrealized gain on
   investment contract
   liabilities                                     .37              .92                        (60)%
---------------------------------------------------------------------------------------------------------------
Adjusted book value per share                   $42.23           $37.05                          14%
---------------------------------------------------------------------------------------------------------------

*The discount rate used to present value future installment premiums was 9% for both periods.

Insurance Operations

The Company's adjusted direct premiums (ADP), gross premiums written (GPW) and par written for the second quarter and first six months of 2001 and 2000 are presented in the following table:



                                                                                                        Percent Change
                                                                                               ------------------------------
                                                                                                 2nd Quarter     Year-to-date
                                                                                               --------------  --------------
                                                2nd Quarter                     June 30           2001                2001
                                           ------------------           --------------------       vs.                 vs.
                                           2001          2000           2001            2000      2000                2000
-------------------------------------------------------------------------------------------------------------------------------
Premiums written:
(in millions)
  ADP                                     $ 307         $ 206          $ 539           $ 376      49%                 43%
  GPW                                     $ 207         $ 189          $ 391           $ 338       9%                 16%

Par written (in billions)                 $  36         $  27          $  65           $  42      36%                 55%


  In the second quarter of 2001, bond issuance was up significantly from 2000 levels and we maintained our pricing. As a result, ADP was up by 49% compared with the second quarter of 2000, while par insured was up by only 36%. ADP includes our upfront direct premiums as well as the estimated present value of current and future direct premiums from installment-based insurance policies issued during the period and does not include
                                      (13)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)

any premiums assumed or ceded. GPW, as reported in our financial statements, primarily reflects cash receipts and does not include the value of future premium receipts expected from installment policies originated in the period. GPW was $207 million, up 9% over the second quarter of 2000.

     For the first six months of 2001 ADP was up by 43% compared with the same period a year ago, while par insured was up 55%. GPW was $391 million for the first half of 2001, up 16% over the first half of 2000. These growth rates reflect strong international business as well as an increase in our domestic structured finance sector.

     We estimate the present value of our total future installment premium stream on outstanding policies to be $972 million at June 30, 2001, compared with $799 million at June 30, 2000.

PUBLIC FINANCE MARKET Domestic new issue public finance market information and MBIA's par and premium writings in both the new issue and secondary domestic markets are shown in the following table:


                                                                               Percent Change
                                                                         -----------------------------
                                                                           2nd Quarter   Year-to-date
                                                                         -------------   -------------
                                            2nd Quarter     June 30          2001            2001
                                          -------------   ------------        vs.             vs.
     Domestic Public Finance              2001    2000    2001    2000       2000            2000
     -------------------------------------------------------------------------------------------------
     Total new issue market:*
         Par value (in billions)         $  67   $  48   $ 120   $  84        40%             42%
         Insured penetration                57%     42%     53%     44%
         MBIA market share                  26%     34%     23%     28%

     MBIA insured:
         Par written (in billions)       $  12   $  10   $  18   $  16        13%             17%
         Premiums (in millions):
          ADP                            $ 113   $ 103   $ 177   $ 175        10%              1%
          GPW                            $  99   $  95   $ 162   $ 170         4%             (5)%
     -------------------------------------------------------------------------------------------------

     * Market data are reported on a sale date basis while MBIA's insured data are based on closing date information. Typically, there can be a one- to four-week delay between the sale date and closing date of an insured issue.

     New issuance was higher in the public finance market, increasing by 40% to $67 billion for the second quarter of 2001, compared with $48 billion in the second quarter of 2000. The insured penetration also increased in the second quarter to 57% in 2001 from 42% in the second quarter of 2000. MBIA's market share of insured par was 26% for the quarter compared with 34% in last year's second quarter. For the first six months of 2001, new issuance in the municipal market was up 42% to $120 billion and insured penetration was 53%, up from 44% last year. MBIA captured 23% of the insured public finance market this year compared with 28% in the first six months of 2000.

                                      (14)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)

     MBIA's domestic public finance ADP increased by 10% over 2000's second quarter while par insured increased by 13%. On a year-to-date basis, par insured was up 17% while ADP was up only 1%, significantly less than the increase in par insured and the market in general. Both ADP and par insured results were driven largely by a change in business mix toward higher quality, lower capital charge business rather than the market in general.

STRUCTURED FINANCE Market Details regarding the public asset-backed market and MBIA's par and premium writings in both the domestic new issue and secondary structured finance markets are shown in the following table:


                                                                                                 Percent Change
                                                                                         -----------------------------
                                                                                           2nd Quarter   Year-to-date
                                                                                         -------------  --------------
                                                 2nd Quarter             June 30            2001              2001
     Domestic                                -----------------      ------------------       vs.               vs.
     Structured Finance                      2001         2000      2001          2000      2000              2000
     ------------------------------------------------------------------------------------------------------------------
     Total asset-backed market:*
        Par value (in billions)             $  67        $  59     $ 145         $ 113       13%               29%

     MBIA insured:
        Par written (in billions)           $  16        $  11     $  35         $  17       48%              106%
        Premiums (in millions):
         ADP                                $  67        $  58     $ 149         $  96       15%               54%
         GPW                                $  56        $  42     $ 113         $  88       34%               28%
     ------------------------------------------------------------------------------------------------------------------

     * Market data exclude mortgage-backed securities and private placements.


     Issuance in the asset backed market increased 13% over the second quarter of 2000. For the six month period, issuance is up 29%. MBIA insured $16 billion of par value in the second quarter, up 48% compared with the second quarter of last year. ADP was up 15% for the quarter, again due to our pricing discipline. For the first six months par insured was up 106% while ADP was up 54%.

     The relationship between par insured and ADP primarily reflects the mix of business and a sharp improvement in the credit quality of the business we wrote. Business rated A and above was 76% in the first half of 2001, up sharply from 45% in last year's first half, and 67% of insured volume during the first half was rated AAA prior to our insurance.

INTERNATIONAL MARKET The international results were up sharply over the second quarter of 2000. The quarterly mix of business included several very large deals, and a good diversification by bond type and by country. During the first half of the year, 92% of international business insured was rated A or above. Our infrastructure and structured

                                      (15)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)

finance international business volume in the new issue and secondary markets for the second quarter and first six months of 2001 and 2000 are illustrated as follows:


                                                                                                   Percent Change
                                                                                           -----------------------------
                                                                                             2nd Quarter   Year-to-date
                                                                                           -------------  --------------
                                               2nd Quarter                June 30             2001              2001
                                          ------------------        -------------------        vs.               vs.
     International                        2001          2000        2001           2000       2000              2000
     -------------------------------------------------------------------------------------------------------------------
      Par insured (in billions)
                                         $   9         $   6       $  12          $  10        55%               27%
      Premiums (in millions):
       ADP                               $ 127         $  45       $ 214          $ 104       181%              105%
       GPW                               $  52         $  52       $ 116          $  80       ---                45%
     -------------------------------------------------------------------------------------------------------------------

     International par insured was up 55% to $9 billion in the second quarter and ADP was $127 million, up 181%. For the six month period par and ADP were up 27% and 105%, respectively, as we wrote more in the second quarter of this year than in the first six months of 2000. We believe that the opportunities in our international sector are significant and that we are well positioned to capitalize on these opportunities in the future.

REINSURANCE Premiums ceded to reinsurers from all insurance operations were $43 million and $62 million in the second quarter of 2001 and 2000, respectively. Cessions as a percentage of GPW decreased to 21% in 2001 from 33% in 2000. For the first six months of 2001 we have ceded 25% of GPW, lower than the 31% we ceded in last year's first half.

     Reinsurance is a very effective tool for MBIA. It allows us to write better quality, better return business, and yet stay within our single risk and credit guidelines. We continued the initiative begun in the fourth quarter of 1998 as we focused on reducing larger single risks across the portfolio.

     Most of our reinsurers are rated Double-A or higher by S&P, or Single-A or higher by A. M. Best Co. Although we remain liable for all reinsured risks, we are confident that we will recover the reinsured portion of any losses, should they occur.

PREMIUMS EARNED The composition of MBIA's premiums earned in terms of its scheduled and refunded components is illustrated below:


                                                                                                   Percent Change
                                                                                           -----------------------------
                                                                                             2nd Quarter   Year-to-date
                                                                                           -------------  --------------
                                               2nd Quarter                June 30             2001              2001
                                          ------------------        -------------------        vs.               vs.
     In millions                          2001          2000        2001           2000       2000              2000
------------------------------------------------------------------------------------------------------------------------
      Premiums earned:
         Scheduled                       $ 115         $ 100       $ 225          $ 202        15%               12%
         Refunded                           13             9          23             12        39%               89%
------------------------------------------------------------------------------------------------------------------------
      Total                              $ 128         $ 109       $ 248          $ 214        17%               16%
------------------------------------------------------------------------------------------------------------------------

                                      (16)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations (Continued)

     Premiums are recognized over the life of the bonds we insure. The extended premium recognition coupled with compounding investment income from investing our premiums and capital form a solid foundation for consistent revenue growth. In the second quarter and first six months of 2001 premiums earned from scheduled amortization increased by 15% and 12%, respectively, over the second quarter and first six months of 2000, indicating that the benefits of the increased pricing strategy established in early 1999 are beginning to emerge.

     Refunded premiums earned increased significantly this year compared with last year, reflecting the lower interest rate environment. When an MBIA-insured bond issue is refunded or retired early, the related deferred premium revenue is earned immediately. The amount of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rates of the bond issue, the issuer's desire or ability to modify bond covenants and applicable regulations under the Internal Revenue Code.

INVESTMENT INCOME Our insurance-related investment income (exclusive of realized gains) increased 3% to $102 million in the second quarter of 2001, up from $99 million in the second quarter of 2000. In the first six months of 2001, investment income is up only 5% over 2000. This lower than normal increase was primarily due to a shift in the investment portfolio from taxable to tax-exempt investments, and the resulting lower growth of cash flow available for investment. Our cash flows were generated from operations and the compounding of previously earned and reinvested investment income.

ADVISORY FEES The Company collects fee revenues in conjunction with certain insured transactions as well as various administration and management fees. Fees are generally deferred and earned over the life of the related transactions although certain fees are earned in the quarter they are received. These would include administration fees for transactions where the fee is collected on a periodic basis, and fees for transactions that terminate prior to the expected maturity date. In the second quarter of 2001, advisory fee revenues increased to $14 million from $6 million in the second quarter of 2000. This increase was primarily due to a one-time "non-deferrable" fee recognized during the quarter.

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

     The following table shows the case-specific, reinsurance recoverable and unallocated components of our total loss and LAE reserves at the end of the second quarter of 2001 and 2000, as well as our loss provision for the first half of 2001 and 2000:

                                                                                                    Percent Change
                                                            June 30,          June 30,     -------------------------------
  In millions                                                 2001              2000                2001 vs. 2000
--------------------------------------------------------------------------------------------------------------------------
  Case-specific:
   Gross                                                     $ 240             $ 199                 20%
   Reinsurance recoverable on unpaid losses                     31                27                 14%
--------------------------------------------------------------------------------------------------------------------------
  Net case reserves                                            209               172                 21%
  Unallocated                                                  269               244                 10%
--------------------------------------------------------------------------------------------------------------------------
  Net loss and LAE reserves                                  $ 478             $ 416                 15%

  Provision                                                  $  31             $  22                 39%

OPERATING EXPENSES Expenses related to the production of our insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. Our Company's amortization of deferred acquisition costs, general operating expenses and total insurance operating expenses, as well as related expense ratios, are shown below:


                                                                                                   Percent Change
                                                                                           -----------------------------
                                                                                             2nd Quarter   Year-to-date
                                                                                           -------------  --------------
                                               2nd Quarter                June 30             2001              2001
                                        ----------------------      -------------------        vs.               vs.
  In millions                             2001          2000        2001           2000       2000              2000
------------------------------------------------------------------------------------------------------------------------
  Amortization of deferred
    acquisition costs                    $  10         $   9       $  20          $  17        17%               15%
  Operating                                 20            21          39             41        (4)%              (4)%
                                        --------------------------------------------------------------------------------
  Total insurance
    operating expenses                   $  30         $  30       $  59          $  58        ---                1%

  Expense ratio:
    GAAP                                  23.9%         27.5%       23.7%          27.1%
    Statutory                             14.7%         19.7%       15.4%          20.3%
------------------------------------------------------------------------------------------------------------------------

     For the second quarter of 2001, the amortization of deferred acquisition costs increased 17% over the second quarter of 2000, reflecting the increase in insurance business written. For the first half of 2001, the amortization of deferred acquisition costs increased 15% to $20 million compared with $17 million in the first six months of 2000.

                                      (18)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

  Operating expenses decreased 4% from the second quarter and the first six months of 2000, reflecting the Company's continuing expense management program. Total insurance operating expenses in the second quarter were flat with the prior period and increased only 1% in the first half of 2001, again reflecting the Company's increased emphasis on expense management.

  Financial guarantee insurance companies use the statutory expense ratio (expenses before deferrals divided by net premiums written) as a measure of expense management. Our Company's second quarter 2001 statutory expense ratio of 14.7% is significantly below the second quarter 2000 ratio of 19.7%. The GAAP expense ratio of 23.9% also decreased compared with the second quarter of 2000. For the first six months of 2001 the statutory expense ratio of 15.4% is also below the comparable 2000 period ratio of 20.3%.

INSURANCE INCOME The Company's insurance income of $197 million for the second quarter of 2001 increased 15% over the second quarter of 2000. For the first half insurance income rose 12% to $384 million from $343 million a year ago due to the 89% increase in premiums earned from refundings as well as the 47% increase in advisory fees.

Investment Management Services

In 1998 after our merger with 1838 Investment Advisors, LLC. (1838), the Company formed a holding company, MBIA Asset Management Corporation, to consolidate the resources and capabilities of our four investment management services. The table below summarizes our consolidated investment management results for the second quarter and first six months of 2001 and 2000:


                                                                                                          Percent Change
                                                                                                   -----------------------------
                                                                                                     2nd Quarter    Year-to-date
                                                                                                   -------------    ------------
                                               2nd Quarter                    June 30                  2001              2001
                                          --------------------        -----------------------           vs.               vs.
In millions                                2001         2000           2001            2000            2000              2000
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                  $  32         $  29          $  64           $  56            10%               14%
Expenses                                     16            15             33              29             5%               12%
--------------------------------------------------------------------------------------------------------------------------------
Income                                    $  16         $  14          $  31           $  27            16%               16%

  The success of the merger with 1838 is reflected in the Investment Management Services operating results, with consolidated revenues up 10% over the second quarter of 2000, while expenses were up only 5%. As a result, operating income increased by 16% for the second quarter of 2001 over the same period in 2000. We ended the quarter with over $38 billion in assets under management, up 12% from June 30, 2000.

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

MBIA-MISC provides cash management, investment fund administration and fixed-rate investment placement services directly to local governments and school districts. MBIA-MISC is a Securities and Exchange Commission (SEC)-registered investment adviser and at June 30, 2001 had $9.6 billion in assets under management, up 28% over June 30, 2000.

IMC provides state and local governments with tailored investment agreements for bond proceeds and other public funds, such as construction, loan origination, capitalized interest and debt service reserve funds. At June 30, 2001, principal and accrued interest outstanding on investment and repurchasing agreements was $5.2 billion, compared with $4.5 billion at June 30, 2000. At amortized cost, the assets supporting IMC's investment agreements were $5.6 billion and $4.7 billion at June 30, 2001 and 2000, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

   IMC from time-to-time uses derivative financial instruments to manage interest rate risk. We have established policies limiting the amount, type and concentration of such instruments. By matter of policy, derivative positions can only be used to hedge interest rate exposures and not for speculative trading purposes. At second quarter-end 2001, our exposure to derivative financial instruments was not material.

CMC is an SEC-registered investment adviser and National Association of Securities Dealers member firm. CMC specializes in fixed-income management for institutional funds and provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and the company's insurance related portfolios. At June 30, 2001, CMC's third party assets under management were $2.5 billion compared with $1.8 billion at June 30, 2000.


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

  In the second quarter of 2001 the Municipal Services operations lost $0.8 million compared with a loss of $0.1 million during the same period of 2000. For the first half of 2001, municipal services reported a $1.6 million loss compared with a loss of $0.5 million in the comparable 2000 period.

Corporate

NET INVESTMENT INCOME Net investment income was $1.6 million in the second quarter of 2001, which was the result of assets invested at the holding company level from the debt proceeds received during the fourth quarter of 2000. For the first six months of 2001, net investment income totaled $3.3 million.

INTEREST EXPENSE In the second quarter of 2001, we incurred $14 million of interest expense compared with $13 million during the second quarter of 2000. The increase is the result of the additional $100 million of debt issued during the fourth quarter of 2000.

CORPORATE EXPENSES Corporate expenses are comprised primarily of non-insurance goodwill amortization and general corporate overhead.

Gains and Losses

NET REALIZED GAINS Net realized gains were $3.1 million in the second quarter of 2001 compared with $7.4 million during the second quarter of 2000. For the first half of 2001, net realized gains were $0.9 million compared with $19.3 million in the comparable 2000 period. These gains were generated as a result of the ongoing management of the investment portfolio.

CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS In the second quarter of 2001, we incurred an unrealized loss of $1.1 million due to the change in the fair value of derivatives. Unrealized losses for the first six months of 2001 totaled $7.0 million.

Taxes

Our tax policy is to optimize our after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, we will see our tax rate fluctuate from time-to-time as we manage our investment portfolio on a total return basis.


Capital Resources
-----------------

We carefully manage our capital resources to optimize our cost of capital while maintaining appropriate claims-paying resources to sustain our Triple-A claims-paying ratings. At June 30, 2001, our total shareholders' equity was $4.5 billion, with total long-term borrowings at $795 million. We use debt financing to lower our overall cost of

                                      (21)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)


capital, thereby increasing our return on shareholders' equity. We maintain debt at levels we consider to be prudent based on our cash flow and total capital. The following table shows our long-term debt and the ratio we use to measure it:

                                         June 30,              December 31,
                                           2001                   2000
--------------------------------------------------------------------------------
Long-term debt (in millions)             $ 795                   $ 795
Long-term debt to total capital             15%                     16%


  In July 1999, the Board of Directors authorized the repurchase of 11.25 million shares of common stock of the Company. The Company began the repurchase program in the fourth quarter of 1999. As of June 30, 2001 the Company has repurchased a total of 3,270,300 shares at an average price of $31.32.

  In addition, MBIA Insurance Corporation has a $900 million irrevocable standby line of credit facility with a group of major Triple-A Rated banks to provide funds for the payment of claims with respect to public finance transactions in the event that severe losses should occur. The agreement is for a seven-year term, which expires on October 31, 2006, and, subject to approval by the banks, may be renewed annually to extend the term to seven years beyond the renewal date. MBIA Insurance Corporation also maintains stop-loss reinsurance coverage of $175 million in excess of incurred losses of $762 million with respect to structured finance transactions.

  At quarter end, total claims-paying resources for MBIA Insurance Corporation stood at $9.5 billion, an 8% increase over second quarter-end 2000.


Liquidity
---------

Cash flow needs at the parent company level are primarily for dividends to our shareholders and interest payments on our debt. These requirements have historically been met by upstreaming dividend payments from the insurance company, which generates substantial cash flow from premium writings and investment income. In the first half of 2001, operating cash flow totaled $300 million.

  Under New York state insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In our case, dividends in any 12-month period cannot be greater than 10% of policyholders' surplus. During the second quarter of 2001 our MBIA Insurance Corporation paid dividends of $45.1 million and at June 30, 2001 had dividend capacity in excess of $13 million without special regulatory approval.

  The Company has significant liquidity supporting its businesses. At the end of the second quarter of 2001, cash equivalents and short-term investments totaled $435 million. Should significant cash flow reductions occur in any of our businesses, for any

                                      (22)

                          MBIA Inc. and Subsidiaries
                     Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)


combination of reasons, we have additional alternatives for meeting ongoing cash requirements. They include selling or pledging our fixed-income investments from our investment portfolio, tapping existing liquidity facilities and new borrowings.

  The Company has substantial external borrowing capacity. We maintain two short-term bank lines totaling $650 million with a group of worldwide banks. At June 30, 2001, there were no balances outstanding under these lines.

  The investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At June 30, 2001, the fair value of our consolidated investment portfolio was $13.2 billion, as shown below:

                                                                                               Percent Change
                                                       June 30,           December 31,         --------------
In millions                                             2001                 2000              2001 vs. 2000
----------------------------------------------------------------------------------------------------------------
Insurance operations:
  Amortized cost                                       $ 7,380              $ 7,108                   4%
  Unrealized gain                                          124                  128                  (3)%
----------------------------------------------------------------------------------------------------------------
Fair value                                             $ 7,504              $ 7,236                   4%
----------------------------------------------------------------------------------------------------------------

Municipal investment agreements:
  Amortized cost                                       $ 5,575              $ 4,948                  13%
  Unrealized gain                                           81                   49                  64%
----------------------------------------------------------------------------------------------------------------
Fair value                                             $ 5,656              $ 4,997                  13%
----------------------------------------------------------------------------------------------------------------
Total portfolio at fair value                          $13,160              $12,233                   8%

  The growth of our insurance-related investments in 2001 was the result of positive cash flows. The fair value of investments related to our municipal investment agreement business has increased to $5.7 billion from $5.0 billion at December 31, 2000.

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

                                      (23)

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The following matters were voted upon at the Annual Meeting of Shareholders of the company held on May 10, 2001, and received the votes set forth below:

         1: The proposal to increase the Company's authorized shares of Common Stock from 200,000,000 to 400,000,000 shares, with 74,875,912 votes in favor, 10,711,307 votes against and 319,880 votes abstaining.

         2: The proposal to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP, certified public accountants, as independent auditors for the company for the year 2001 was adopted, with 83,372,883 votes in favor, 2,242,561 votes against and 291,655 votes abstaining.


Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             11.  Computation of Earnings Per Share Assuming Dilution

             99. Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

         b) Reports on Form 8-K: The Company filed a report on Form 8-K on January 30, 2001 with regard to insurance policies issued to Southern California Edison Company and PG&E Corporation. The Company also filed a report on Form 8-K on March 15, 2001 announcing its 3-for-2 stock split by means of a stock dividend.

                                      (24)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  MBIA  INC.
                                       ------------------------------------
                                                     Registrant



Date:     August 13, 2001                    /s/  Neil G. Budnick
        -----------------------            --------------------------------
                                                  Neil G. Budnick
                                                  Chief Financial Officer



Date:     August 13, 2001                   /s/ Douglas C. Hamilton
        -----------------------            --------------------------------
                                                  Douglas C. Hamilton
                                                  Controller
                                                  (Principal Accounting Officer)

                                      (25)