Form 10-Q
period 2001-09-30
MBIA INC
filed 2001-11-13
CIK 814585

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ NO _____

As of November 5, 2001 there were outstanding 148,413,307 shares of Common Stock, par value $1 per share, of the registrant.

                                      INDEX
                                      -----




                                                                          PAGE
                                                                          ----

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)
              MBIA Inc. and Subsidiaries

              Consolidated Balance Sheets - September 30, 2001
                  and December 31, 2000                                        3

              Consolidated Statements of Income - Three months and
                  nine months ended September 30, 2001 and 2000                4

              Consolidated Statement of Changes in Shareholders' Equity
                  -  Nine months ended September 30, 2001                      5

              Consolidated Statements of Cash Flows
                  -  Nine months ended September 30, 2001 and 2000             6

              Notes to Consolidated Financial Statements                       7 - 9


Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         10 - 25



PART II       OTHER INFORMATION, AS APPLICABLE

Item 6.       Exhibits and Reports on Form 8-K                                26


SIGNATURES                                                                    27


                           MBIA INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                 (dollars in thousands except per share amounts)

                                                                                 September 30,       December 31,
                                                                                     2001                2000
                                                                                --------------       ------------
Assets
------
    Investments:

      Fixed-maturity securities held as available-for-sale
        at fair value (amortized cost $7,034,166 and $6,612,498)                  $7,310,709         $6,740,127
      Short-term investments, at amortized cost
        (which approximates fair value)                                              316,167            376,604
      Other investments                                                              131,980            119,591
                                                                                 -----------        -----------
                                                                                   7,758,856          7,236,322
      Municipal investment agreement portfolio held as available-for-sale
        at fair value (amortized cost $5,718,475 and $4,736,439)                   5,895,166          4,785,168
      Municipal investment agreement portfolio pledged as collateral
        at fair value (amortized cost $545,892 and $211,214)                         556,307            211,440
                                                                                 -----------        -----------
           Total investments                                                      14,210,329         12,232,930

    Cash and cash equivalents                                                        120,076             93,962
    Securities purchased under agreements to resell or borrowed                          ---            314,624
    Accrued investment income                                                        168,666            152,043
    Deferred acquisition costs                                                       276,728            274,355
    Prepaid reinsurance premiums                                                     490,364            442,622
    Reinsurance recoverable on unpaid losses                                          35,659             31,414
    Goodwill (less accumulated amortization of $72,385 and $67,472)                   99,409            104,322
    Property and equipment (less accumulated depreciation
      of $69,700 and $62,026)                                                        128,266            133,514
    Receivable for investments sold                                                  414,833             13,772
    Other assets                                                                     169,375            100,780
                                                                                 -----------        -----------
      Total assets                                                               $16,113,705        $13,894,338
                                                                                 ===========        ===========

Liabilities and Shareholders' Equity
------------------------------------
    Liabilities:

      Deferred premium revenue                                                    $2,496,334         $2,397,578
      Loss and loss adjustment expense reserves                                      526,712            499,279
      Municipal investment agreements                                              4,681,931          3,821,652
      Municipal repurchase agreements                                                987,456            967,803
      Long-term debt                                                                 812,996            795,102
      Short-term debt                                                                 47,651            144,243
      Securities sold under agreements to repurchase or loaned                       464,246            489,624
      Deferred income taxes                                                          344,004            252,463
      Deferred fee revenue                                                            28,838             32,694
      Payable for investments purchased                                              553,813              7,899
      Other liabilities                                                              410,771            262,588
                                                                                 -----------        -----------
        Total liabilities                                                         11,354,752          9,670,925

    Shareholders' Equity:

      Preferred stock, par value $1 per share; authorized shares -- 10,000,000;
        issued and outstanding -- none                                                   ---                ---
      Common stock, par value $1 per share; authorized shares -- 400,000,000
        and 200,000,000; issued shares -- 151,839,936 and 151,159,943                151,840            151,160
      Additional paid-in capital                                                   1,191,678          1,169,200
      Retained earnings                                                            3,281,353          2,934,608
      Accumulated other comprehensive income, net of
        deferred income tax provision of $149,648 and $57,141                        255,109             85,707
      Unallocated ESOP shares                                                         (2,173)            (2,950)
      Unearned compensation -- restricted stock                                      (10,277)           (10,659)
      Treasury stock -- 3,435,857 and 3,314,037 shares                              (108,577)          (103,653)
                                                                                 -----------        -----------
        Total shareholders' equity                                                 4,758,953          4,223,413

      Total liabilities and shareholders' equity                                 $16,113,705        $13,894,338
                                                                                 ===========        ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      (3)

                           MBIA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 (dollars in thousands except per share amounts)

                                                                 Three months ended September 30     Nine months ended September 30
                                                                 -------------------------------     ------------------------------
                                                                       2001             2000              2001             2000
                                                                  ------------     ------------      ------------     ------------
Insurance Operations
      Revenues:
          Gross premiums written                                     $218,722         $172,010          $610,186         $510,142
          Ceded premiums                                              (75,264)         (49,221)         (173,409)        (153,997)
                                                                  ------------     ------------      ------------     ------------
              Net premiums written                                    143,458          122,789           436,777          356,145

          Scheduled premiums earned                                   120,276          102,762           345,471          304,345
          Refunding premiums earned                                    14,174           10,391            37,353           22,664
                                                                  ------------     ------------      ------------     ------------
              Premiums earned (net of ceded premiums of
                 $43,512, $40,993, $123,765 and $111,337)             134,450          113,153           382,824          327,009
          Net investment income                                       105,312           99,746           309,429          294,588
          Advisory fees                                                 6,757            6,562            27,607           20,756
                                                                  ------------     ------------      ------------     ------------
              Total insurance revenues                                246,519          219,461           719,860          642,353

      Expenses:
          Losses and LAE incurred                                      10,325           13,873            41,366           36,195
          Amortization of deferred acquisition costs                   11,139            9,166            31,009           26,488
          Operating                                                    19,729           20,591            58,611           61,266
                                                                  ------------     ------------      ------------     ------------
              Total insurance expenses                                 41,193           43,630           130,986          123,949

      Insurance income                                                205,326          175,831           588,874          518,404
                                                                  ------------     ------------      ------------     ------------

Investment management services
      Revenues                                                         34,994           31,303            98,712           87,124
      Expenses                                                         16,868           16,300            49,228           45,070
                                                                  ------------     ------------      ------------     ------------
      Investment management services income                            18,126           15,003            49,484           42,054
                                                                  ------------     ------------      ------------     ------------
Municipal services
      Revenues                                                          6,299            9,729            20,227           28,664
      Expenses                                                          7,000            9,601            22,532           29,030
                                                                  ------------     ------------      ------------     ------------
      Municipal services (loss) income                                   (701)             128            (2,305)            (366)
                                                                  ------------     ------------      ------------     ------------
Corporate
      Net investment income                                             1,537             ---              4,881             ---
      Interest expense                                                 14,323           13,426            44,217           40,277
      Corporate expenses                                                4,397            5,771            15,969           14,172
                                                                  ------------     ------------      ------------     ------------
      Corporate loss                                                  (17,183)         (19,197)          (55,305)         (54,449)
                                                                  ------------     ------------      ------------     ------------
Gains and losses
      Net realized gains                                                1,455            5,728             2,397           25,038
      Change in fair value of derivative instruments                    4,464             ---             (2,573)            ---
                                                                  ------------     ------------      ------------     ------------
      Net gains and losses                                              5,919            5,728              (176)          25,038
                                                                  ------------     ------------      ------------     ------------
Income before income taxes                                            211,487          177,493           580,572          530,681

Provision for income taxes                                             56,967           46,779           153,852          138,254
                                                                  ------------     ------------      ------------     ------------
Income before cumulative effect of accounting change                  154,520          130,714           426,720          392,427

      Cumulative effect of accounting change                             ---              ---            (13,067)            ---
                                                                  ------------     ------------      ------------     ------------
Net income                                                           $154,520         $130,714          $413,653         $392,427
                                                                  ============     ============      ============     ============
Net income per common share:
      Basic                                                          $   1.04         $   0.89          $   2.79         $   2.66
      Diluted                                                        $   1.03         $   0.88          $   2.77         $   2.64
Weighted average common shares outstanding:
      Basic                                                       148,346,088      147,265,833       148,145,627      147,798,395
      Diluted                                                     149,533,317      148,303,551       149,288,961      148,730,373

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                       (4)

                           MBIA INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                  For the nine months ended September 30, 2001
                     (in thousands except per share amounts)

                                                                                            Unearned
                                                                      Accumulated Unallo-    Compen-                       Total
                                Common Stock    Additional             Other Com- cated      sation-    Treasury Stock     Share-
                             -----------------   Paid-in    Retained   prehensive  ESOP    Restricted -----------------    holders'
                              Shares   Amount     Capital    Earnings    Income   Shares      Stock   Shares    Amount     Equity
                             -------  --------  ----------  ----------  --------  -------   --------  ------  ---------  ----------
Balance, January 1, 2001     151,160  $151,160  $1,169,200  $2,934,608   $85,707  $(2,950)  $(10,659) (3,314) $(103,653) $4,223,413

Comprehensive income:
  Net income                     ---       ---         ---     413,653       ---      ---        ---     ---        ---     413,653
  Other comprehensive income:
    Change in unrealized
      appreciation of invest-
      ments net of change in
      deferred income taxes
      of $103,184                ---       ---         ---         ---   191,883      ---        ---     ---        ---     191,883
    Change in fair value of
      derivative instruments
      net of change in
      deferred income taxes
      of $(10,676)               ---       ---         ---         ---   (19,827)     ---        ---     ---        ---     (19,827)
    Change in foreign
      currency translation       ---       ---         ---         ---    (2,654)     ---        ---     ---        ---      (2,654)
                                                                                                                         ----------
  Other comprehensive income                                                                                                169,402
                                                                                                                         ----------
Comprehensive income                                                                                                        583,055
                                                                                                                         ----------

Treasury shares acquired         ---       ---         ---         ---       ---      ---        ---    (122)    (4,924)     (4,924)

Exercise of stock options        641       641      20,306         ---       ---      ---        ---     ---        ---      20,947

Allocation of  ESOP shares       ---       ---          26         ---       ---      777        ---     ---        ---         803

Unearned compensation-
     restricted stock             39        39       2,146         ---       ---      ---        382     ---        ---       2,567

Dividends (declared per
  common share $0.450, paid
  per common share $0.437)       ---       ---         ---     (66,908)      ---      ---        ---     ---        ---     (66,908)
                             -------  --------  ----------  ----------  --------  -------   --------  ------  ---------  ----------
Balance, September 30, 2001  151,840  $151,840  $1,191,678  $3,281,353  $255,109  $(2,173)  $(10,277) (3,436) $(108,577) $4,758,953
                             =======  ========  ==========  ==========  ========  =======   ========  ======  =========  ==========


                              2001
                            --------
Disclosure of reclassifi-
 cation amount:
  Unrealized appreciation
    of investments arising
    during the period, net
    of taxes                $193,506
  Reclassification of
    adjustment, net of
    taxes                     (1,623)
                            --------
  Net unrealized apprecia-
    tion, net of taxes      $191,883
                            ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      (5)

                           MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (dollars in thousands)

                                                                   Nine months ended September 30
                                                                   ------------------------------
                                                                       2001             2000
                                                                   -----------       ----------
Cash flows from operating activities:
     Net income                                                      $ 413,653        $ 392,427
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Increase in accrued investment income                           (16,623)          (4,131)
       Increase in deferred acquisition costs                           (2,373)         (10,742)
       Increase in prepaid reinsurance premiums                        (47,742)         (39,274)
       Increase in deferred premium revenue                            101,695           68,410
       Increase (decrease) in loss and loss adjustment
         expense reserves, net                                          23,188           (8,285)
       Depreciation                                                      7,674            7,875
       Amortization of goodwill                                          4,913            5,026
       Amortization of bond discount, net                              (10,023)         (23,395)
       Net realized gains on sale of investments                        (2,397)         (25,038)
       Deferred income tax (benefit) provision                            (879)          39,244
       Fair value of derivative instruments                             22,207              ---
       Other, net                                                       43,872           64,889
                                                                   -----------       ----------
       Total adjustments to net income                                 123,512           74,579
                                                                   -----------       ----------
       Net cash provided by operating activities                       537,165          467,006
                                                                   -----------       ----------
Cash flows from investing activities:
     Purchase of fixed-maturity securities, net
       of payable for investments purchased                        (12,521,246)      (5,315,817)
     Sale of fixed-maturity securities, net of
       receivable for investments sold                              11,786,078        4,812,997
     Redemption of fixed-maturity securities, net of
       receivable for investments redeemed                             312,704          201,665
     Sale (purchase) of short-term investments, net                     70,400          (53,879)
     (Purchase) sale of other investments, net                         (11,868)          24,262
     Purchases for municipal investment agreement
       portfolio, net of payable for investments purchased          (6,959,883)      (3,977,524)
     Sales from municipal investment agreement
       portfolio, net of receivable for investments sold             5,800,366        3,887,185
     Capital expenditures, net of disposals                             (2,448)         (11,185)
     Other, net                                                            499            9,149
                                                                   -----------       ----------
       Net cash used by investing activities                        (1,525,398)        (423,147)
                                                                   -----------       ----------

Cash flows from financing activities:
     Net repayment from retirement of short-term debt                  (96,592)         (23,300)
     Dividends paid                                                    (64,838)         (60,680)
     Purchase of treasury stock                                         (4,924)         (77,717)
     Proceeds from issuance of municipal investment
       and repurchase agreements                                     2,897,046        1,797,249
     Payments for drawdowns of municipal investment
       and repurchase agreements                                    (2,026,542)      (1,680,840)
     Securities loaned or sold under agreements to repurchase, net     289,246          (27,579)
     Exercise of stock options                                          20,951           16,165
                                                                   -----------       ----------
       Net cash provided (used) by financing activities              1,014,347          (56,702)
                                                                   -----------       ----------

Net increase (decrease) in cash and cash equivalents                    26,114          (12,843)
Cash and cash equivalents - beginning of period                         93,962           93,559
                                                                   -----------       ----------
Cash and cash equivalents - end of period                            $ 120,076        $  80,716
                                                                   ===========       ==========

Supplemental cash flow disclosures:

     Income taxes paid                                               $ 137,275        $  70,616
     Interest paid:
       Municipal investment and repurchase agreements                $ 212,462        $ 190,208
       Long-term debt                                                   44,653           39,825

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      (6)

                           MBIA Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2000 and in Form 10-Q for the periods ended March 31, 2001 and June 30, 2001 for MBIA Inc. and Subsidiaries (the "Company"). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Business segment results are presented gross of intersegment transactions, which are not material to each segment.

2.       Dividends Declared
         ------------------

         Dividends declared by the Company during the nine months ended September 30, 2001 were $67 million.

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

         The Company has entered into derivative transactions that it views as an extension of its core financial guaranty business but do not qualify for the financial guarantee scope exception under SFAS 133 and, therefore, must be stated at fair value. The Insurance segment, which represents the majority of the Company's derivative exposure and mark-to-market calculation as of January 1, 2001, has insured derivatives primarily consisting of credit default swaps.


         The Investment Management Services segment has entered into derivative transactions primarily consisting of interest rate and credit default

                                      (7)

                           MBIA Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

swaps. The interest rate swaps are entered into to hedge interest rate or fair value risks on the Investment Management Services segment investment agreement portfolio. The credit default swaps have been entered into by the Investment Management Services segment as an extension of the Company's credit enhancement business.

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

        The fair value of securities received under security borrowing transactions not reflected on the balance sheet at September 30, 2001 was $291 million. The contract value and fair value of collateral received for securities borrowed in the financial statements at December 31, 2000 was $315 million and $332 million, respectively. All of the securities borrowed have been repledged for all periods presented. As of September 30, 2001, the Company had financial assets reflected on the balance sheet with a fair value of $265 million that were not required to be reclassified as a separate line item.

        SFAS 140 also requires the Company to reclassify financial assets pledged as collateral under certain agreements and to report those assets at fair value as a separate line item on the balance sheet. As of September 30, 2001, the Company had $556 million in financial assets pledged as collateral.

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

                                      (8)

                           MBIA Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

        In July 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. As a result of the application of the nonamortization provision of the Statement, the Company will no longer incur approximately $6.5 million of annual goodwill amortization expense. During 2002 the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on earnings and the financial position of the Company.

                                      (9)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Overview
--------

MBIA Inc. and Subsidiaries (the "Company") turned in a solid quarter as we continue to focus on our triple-A ratings, no-loss underwriting standards, and building of shareholder value. Our disciplined approach to pricing and risk selection enabled the Company to post another quarter of strong growth in our Insurance segment, especially in the structured finance and international sectors. Our asset management business also posted strong results for the quarter as operating income rose 21%. The Company is well positioned to capitalize on strong long-term growth prospects in our Insurance and Investment Management Services segments.

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

     The Company has entered into derivative transactions that do not qualify for the financial guarantee scope exception under SFAS 133 and, therefore, must be stated at fair value. The Insurance segment, which represents the majority of the Company's derivative exposure and mark-to-market calculation as of January 1, 2001, has insured derivatives primarily consisting of credit default swaps. The Investment Management Services segment has entered into derivative transactions primarily consisting of interest rate and credit default swaps. The Corporate segment has entered into derivatives to hedge foreign exchange and interest rate risks related to the issuance of certain MBIA long-term debt issues.

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

     The fair value of securities received under security borrowing transactions not reflected on the balance sheet at September 30, 2001 was $291 million. The contract value and fair value of collateral received for securities borrowed in the financial statements at December 31, 2000 was $315 million and $332 million, respectively. All of the securities borrowed have been repledged for all periods presented. As of September 30, 2001, the Company had financial assets reflected on the balance sheet

                                      (11)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)


with a fair value of $265 million that were not required to be reclassified as a separate line item.

     SFAS 140 also requires the Company to reclassify financial assets pledged as collateral under certain agreements and to report those assets at fair value as a separate line item on the balance sheet. As of September 30, 2001, the Company had $556 million in financial assets pledged as collateral.

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

     In June 2001, the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Under the new rules goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. As a result of the application of the nonamortization provision of the Statement, the Company will no longer incur approximately $6.5 million of annual goodwill amortization expense. During 2002 the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on earnings and the financial position of the Company.

Effect of September 11
----------------------

In addition to the tragic loss of life, the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 disrupted and are expected to continue to disrupt commerce both domestically and internationally. These events have had a direct material adverse impact on certain industries and are expected to have an adverse impact on general economic activity by accelerating and deepening a recession that was likely to commence even without the attacks.

     The Company has exposure in certain sectors that will suffer increased stress as a direct result of these events. The Company's exposure to New York City and New York State and their respective agencies, to domestic airports, to domestic enhanced equipment trust

                                      (12)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)



certificate aircraft securitizations, will likely see direct increased stress as a result of these events including a potential downgrading of the ratings of the underlying issuers. Other exposures that depend on revenues from business and personal travel, such as bonds backed by hotel taxes and car rental fleet securitizations, are also likely to see direct increased stress as a result of these events. In addition, certain other sectors in which the Company has insured exposure such as consumer loan securitizations (e.g., home equity, auto loan and credit card deals) and certain collateralized debt obligations backed by high yield bonds are likely to see increased delinquencies and defaults in the underlying pools of loans as a result of deepened economic recession.

     Under the Company's underwriting criteria, transactions insured by the Company are structured to endure significant stress under various stress assumptions, including an assumed economic recession. The Company has assessed each of its related portfolio exposures and, based on the transaction structures and on the Company's evaluation of the likely effects and impact of these events, including the depth and length of a recession, the Company believes at this time that it will not incur any material losses due to these events. There can be no assurance, however, that the Company will not incur material losses due to these exposures if the economic stress caused by these events in certain sectors and a recession will be more severe than the Company currently foresees and had assumed in underwriting its exposures.

Results of Operations
---------------------

Summary

The Company uses various measures of profitability and intrinsic value, namely, "core earnings", "operating earnings", "adjusted direct premiums" and "adjusted book value" which are not in accordance with accounting principles generally accepted in the United States of America. We view these measures as a meaningful way to measure our performance and the intrinsic value of the Company.

     All common share data have been adjusted to reflect the three-for-two stock split effective April 20, 2001. The following chart presents highlights of our consolidated financial results for the third quarter and first nine months of 2001 and 2000.

                                      (13)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
            Financial Condition and Results of Operations (Continued)

                                                                                                 Percent Change
                                                                                                 ---------------
                                                                                           3rd Quarter   Year-to-date
                                                                                           ----------------------------
                                            3rd Quarter              Year-to-date             2001           2001
                                          ----------------        ------------------           vs.            vs.
                                          2001        2000        2001          2000          2000           2000
-----------------------------------------------------------------------------------------------------------------------

Net income (in millions):
 As reported                             $ 155       $ 131      $  414        $  392            18%             5%
 Excluding accounting change             $ 155       $ 131      $  427        $  392            18%             9%

Per share data: *
 Net income:
  As reported                            $1.03       $0.88      $ 2.77        $ 2.64            17%             5%
  Excluding accounting change            $1.03       $0.88      $ 2.86        $ 2.64            17%             8%
  Operating earnings                     $1.01       $0.86      $ 2.86        $ 2.53            17%            13%
  Core earnings                          $0.95       $0.81      $ 2.71        $ 2.44            17%            11%

 Book value                                                     $32.09        $26.43                           21%
 Adjusted book value                                            $44.07        $38.34                           15%
-----------------------------------------------------------------------------------------------------------------------
*All earnings per share calculations are diluted.
-----------------------------------------------------------------------------------------------------------------------

     Our third quarter net income and earnings per share increased 18% and 17%, respectively. These increases were the result of a 17% growth in pre-tax Insurance income and a 21% growth in Investment Management Services pre-tax income. For the first nine months of 2001, net income and earnings per share, excluding the accounting change, increased 9% and 8%, respectively. These increases are driven by results in the Insurance Operations and Investment Management Services partially offset by lower realized gains and a slight increase in Corporate expenses.

     Operating earnings per share, which exclude the impact of realized gains and losses, changes in fair value of derivatives and accounting changes, increased by 17% and 13%, respectively, over the third quarter and first nine months of 2000. This growth was the result of strong premium earnings this year compared with last year as well as a 18% growth in operating income from our Investment Management Services segment and increased refundings.

     Core earnings, which exclude the effects of refundings and calls on our insured issues, realized gains and losses, changes in the fair value of derivatives and accounting changes, provide the most indicative measure of our underlying profit. For the third quarter and first nine months of 2001, core earnings per share increased 17% and 11%, respectively, over the third quarter and first nine months of 2000, reflecting strong results in our Insurance and Investment Management Services segments.

     Our book value at September 30, 2001 was $32.09 per share, up 21% from $26.43 at September 30, 2000. The increase was due primarily to income from operations and the increase in the market value of our investment portfolio. A more appropriate measure of a financial guarantee company's intrinsic value is its adjusted book value. It is defined as book value plus the after-tax effects of net deferred premium revenue net

                                      (14)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

of deferred acquisition costs, the present value of unrecorded future installment premiums, and the unrealized gains or losses on investment contract liabilities. Our adjusted book value per share was $44.07 at September 30, 2001, a 15% increase from September 30, 2000. The lower growth rate in adjusted book value per share was caused by a decrease in the unrealized gain on our investment contract liabilities.

The following table presents the components of our adjusted book value per share:

                                                                         Percent Change
                                     September 30,       September 30,   --------------
                                          2001               2000         2001 vs. 2000
   ---------------------------------------------------------------------------------------
Book value per share                  $32.09              $26.43                  21%
After-tax value of:
     Net deferred premium
       revenue, net of deferred         7.58                7.36                   3%
       acquisition costs
     Present value of future
       installment premiums*            4.41                3.70                  19%
     Unrealized gain on
       investment contract
       liabilities                     (0.01)               0.85                (101)%
----------------------------------------------------------------------------------------
Adjusted book value per share         $44.07              $38.34                  15%
----------------------------------------------------------------------------------------

*The discount rate used to present value future installment premiums was 9% for both periods.


Insurance Operations
--------------------

The Company's gross par insured, adjusted direct premiums (ADP), gross premiums written (GPW) and net premiums written (NPW) for the third quarter and first nine months of 2001 and 2000 are presented in the following table:

                                                                                       Percent Change
                                                                                       ---------------
                                                                                3rd Quarter    Year-to-date
                                                                                ------------   ------------
                                 3rd Quarter              Year-to-date             2001             2001
                               ----------------     ---------------------           vs.              vs.
                               2001        2000        2001          2000          2000             2000
-----------------------------------------------------------------------------------------------------------
Par insured (in billions)      $ 23        $ 23        $ 87          $ 65           ---              34%
Premiums written:
(in millions)
     ADP                       $209        $228        $748          $604          (8)%              24%
     GPW                       $219        $172        $610          $510           27%              20%
     NPW                       $143        $123        $437          $356           17%              23%


     In the third quarter of 2001, par insured was flat compared with the third quarter of 2000, reflecting an increase in our global public finance business offset by a corresponding decrease in our global structured finance business. ADP was down by 8% compared with the third quarter of 2000. This was the result of the high quality mix of business insured during the quarter resulting in a modest decrease in average

                                      (15)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)


premium rates. ADP includes our upfront direct premiums as well as the estimated present value of current and future direct premiums from installment-based insurance policies issued during the period and does not include any premiums assumed or ceded.

     GPW, as reported in our financial statements, primarily reflects cash receipts and does not include the value of future premium receipts expected from installment policies originated in the period. GPW was $219 million, up 27% over the third quarter of 2000, reflecting several large deals insured during the quarter as well as strong subsequent installments received from structured finance business written in prior periods. NPW, which is net of reinsurance ceded to reinsurers, was up 17% as our cession rate increased to 34% from 29% in the third quarter of 2000 due to high cession rates on the large deals insured during the quarter.

     For the first nine months of 2001 par insured was up 34% compared with the first nine months of 2000 reflecting strong growth in both the global public finance and global structured finance businesses. ADP was up by 24% compared with the same period a year ago, again lower than the growth in par insured as a result of the mix of business written. Business rated A and above totaled 81% for the nine months ended September 30, 2001 compared with 73% in the comparable 2000 period. GPW was $610 million for the first nine months of 2001, up 20% over the first nine months of 2000. These growth rates reflect strong non-United States public finance growth as well as an increase in our United States structured finance sector. NPW grew 23% for the nine month period as our year-to-date cession rate declined to 28% from 30% last year.

     Premiums ceded to reinsurers from all insurance operations were $173 million and $154 million for the first nine months of 2001 and 2000, respectively. Reinsurance is a very effective tool for MBIA. It allows us to write better quality, better return business, and yet stay within our single risk and credit guidelines. Most of our reinsurers are rated Double-A or higher by S&P, or Single-A or higher by A. M. Best Co. Although we remain liable for all reinsured risks, we are confident that we will recover the reinsured portion of any losses, should they occur.


     We estimate the present value of our total future installment premium stream on outstanding policies to be $1.0 billion at September 30, 2001, compared with $838 million at September 30, 2000.

GLOBAL PUBLIC FINANCE MARKET MBIA's par insured and premium writings in both the new issue and secondary global public finance markets are shown in the following table:

                                      (16)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)



                                                                               Percent Change
                                                                               --------------
                                                                        3rd Quarter  Year-to-date
                                                                       ------------ -------------
                            3rd Quarter           Year-to-date           2001        2001
Global                   ----------------  --------------------------     vs.         vs.
Public Finance              2001    2000        2001          2000       2000        2000
-------------------------------------------------------------------------------------------------

Par insured (in billions)   $ 10    $  8        $ 31          $ 24        14%           28%
Premiums written:
(in millions)
     ADP                    $137    $107        $477          $299        28%           60%
     GPW                    $131    $101        $353          $300        30%           18%
     NPW                    $ 83    $ 73        $259          $213        15%           22%

     New issuance was higher in the third quarter of 2001 in the domestic public finance market, increasing by 29% to $53 billion compared with $41 billion in the third quarter of 2000. MBIA's global public finance par insured increased by 14% over 2000's third quarter while ADP increased by 28%. These increases were largely the result of business written outside the United States, where par insured more than doubled and ADP increased 576%.

     Global public finance GPW increased by 30% over the third quarter of 2000. This increase was driven by a 429% increase in business written outside the United States partially offset by a 22% decline in domestic public finance business. Ceded premiums as a percent of gross premiums increased from 28% to 37% in the third quarter, a direct result of the large deals insured outside of the United States during the quarter. NPW was up only 15% due to these large cessions.

     On a year-to-date basis, par insured was up 28% while ADP was up 60%, driven by very strong results outside the United States. For the nine month period global public finance GPW was up 18%, with non-United States business almost tripling and domestic public finance GPW decreasing 11%. Cession rates declined from 29% to 27% in the first nine months of 2001, resulting in global public finance NPW increasing by 22% over last year's first nine months.

GLOBAL STRUCTURED FINANCE MARKET Details regarding MBIA's par insured and premium writings in both the new issue and secondary global structured finance markets are shown in the following table:

                                                                                           Percent Change
                                                                                   ------------------------------
                                                                                    3rd Quarter     Year-to-date
                                                                                   -------------    -------------
                                     3rd Quarter              Year-to-date             2001              2001
Global                            -----------------       -------------------           vs.               vs.
Structured Finance                 2001        2000        2001          2000          2000              2000
-----------------------------------------------------------------------------------------------------------------

Par insured (in billions)          $13        $ 15        $ 56          $ 41          (14)%               37%
Premiums written:
(in millions)
     ADP                           $72        $121        $271          $305          (41)%             (11)%
     GPW                           $88        $ 71        $257          $210           23%                22%
     NPW                           $60        $ 50        $178          $143           20%                24%

                                  (17)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

     Issuance in the asset-backed market increased 17% over the third quarter of 2000. MBIA insured $13 billion of par in the third quarter, down from $15 billion in the third quarter of last year. ADP was down 41% for the quarter. The result was largely driven by lower business written outside the United States. Third quarter GPW and NPW increased 23% and 20%, respectively, as installments received from business written in prior periods remains very strong. The lower growth in NPW when compared with GPW is the result of a slightly increased cession rate both inside and outside of the United States.

     For the first nine months par insured was up 37% while ADP was down 11%. The relationship between par insured and ADP primarily reflects the mix of business and a sharp improvement in the credit quality of the business we wrote. We continue to be active in the high quality secondary market and to insure a significant number of synthetic CDO deals at the triple A credit quality level. These transactions produce large par insured, and relatively small premiums on an absolute basis, but are extremely profitable, high quality transactions. Overall, insured business rated A and above totaled 78% in the first nine months of 2001, up sharply from 62% last year, and 71% of insured volume during the first nine months was rated AAA prior to our insurance compared with 41% last year.

         Global structured finance GPW increased 22% in the first nine months of 2001, to $257 million from $210 million last year. United States business increased by 28% and non-United States business increased by 11%. The cession rate on global structured finance decreased slightly from 32% last year to 31% this year, resulting in an increase in NPW of 24%.

PREMIUMS EARNED The composition of MBIA's premiums earned in terms of its scheduled and refunded components is illustrated as follows:


                                                                                           Percent Change
                                                                                     --------------------------
                                                                                     3rd Quarter   Year-to-date
                                                                                     -----------   ------------
                                     3rd Quarter              Year-to-date               2001          2001
                               ------------------------ --------------------------        vs.           vs.
In millions                        2001        2000         2001          2000           2000          2000
---------------------------------------------------------------------------------------------------------------
Premiums earned:
     Scheduled                     $120        $103          $346         $304            17%          14%
     Refunded                        14          10            37           23            36%          65%
---------------------------------------------------------------------------------------------------------------
Total                              $134        $113          $383         $327            19%          17%
---------------------------------------------------------------------------------------------------------------

     Premiums are recognized over the life of the bonds we insure. The extended premium recognition coupled with compounding investment income from investing our premiums and capital form a solid foundation for consistent revenue growth. In the third quarter and first nine months of 2001 premiums earned from scheduled amortization increased by 17% and 14%, respectively, over the same periods of last year, indicating


                                      (18)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)


that the benefits of the increased pricing strategy established in early 1999 are producing solid growth in premium earnings.

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

INVESTMENT INCOME Our insurance-related investment income (exclusive of realized gains) increased 6% to $105 million in the third quarter of 2001, up from $100 million in the third quarter of 2000. In the first nine months of 2001, investment income is up 5% over 2000. This lower than normal increase was primarily due to a continuing decline in interest rates as well as a shift in the investment portfolio from taxable to tax-exempt investments. Our cash flows were generated from operations and the compounding of previously earned and reinvested investment income.

ADVISORY FEES The Company collects fee revenues in conjunction with certain insured transactions as well as various administration and management fees. Fees are generally deferred and earned over the life of the related transactions although certain fees are earned in the quarter they are received. These would include administration fees for transactions where the fee is collected on a periodic basis, and fees for transactions that terminate prior to the expected maturity date. In the third quarter of 2001, advisory fee revenues remained constant at $7 million, the same as in the third quarter of 2000. Advisory fees increased 33% from $21 million for the nine months ended September 30, 2000 to $28 million for the same period in 2001. This increase was primarily due to a one-time, "non-deferrable" fee recognized during the second quarter.

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

     In 2000, we reviewed our loss reserving methodology, and we will be performing a similar review in the fourth quarter of 2001. The review included an analysis of loss-reserve

                                      (19)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)


factors based on the latest available industry data, an analysis of historical default and recovery experience for the relevant sectors of the fixed-income market, and consideration for the changing mix of our book of business. The review did not result in an increase in our Company's loss reserving factors.

     The following table shows the case-specific, reinsurance recoverable and unallocated components of our total loss and LAE reserves at the end of the third quarters of 2001 and 2000, as well as our loss provision for the first nine months of 2001 and 2000:

                                                                                Percent Change
                                               September 30,  September 30,   ----------------
In millions                                      2001            2000            2001 vs. 2000
----------------------------------------------------------------------------------------------

Case-specific:
  Gross                                         $255             $207                   23%
  Reinsurance recoverable on unpaid losses        36               28                   29%
----------------------------------------------------------------------------------------------
Net case reserves                                219              179                   22%
Unallocated                                      272              249                    9%
----------------------------------------------------------------------------------------------
Net loss and LAE reserves                       $491             $428                   15%

Provision                                       $ 41             $ 36                   14%

OPERATING EXPENSES Expenses related to the production of our insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. Our Company's amortization of deferred acquisition costs, general operating expenses and total insurance operating expenses, as well as related expense ratios, are shown below:


                                                                                        Percent Change
                                                                                 ---------------------------
                                                                                 3rd Quarter    Year-to-date
                                                                                 -----------    ------------
                                   3rd Quarter              Year-to-date             2001           2001
                              ----------------------- --------------------------      vs.            vs.
In millions                      2001        2000        2001          2000          2000           2000
------------------------------------------------------------------------------------------------------------
Amortization of deferred
  acquisition costs               $11         $ 9         $31           $26            22%            17%
Operating                          20          21          59            62            (4)%           (4)%
                              ------------------------------------------------------------------------------
Total insurance
  operating expenses              $31         $30         $90           $88             4%             2%

Expense ratio:
  GAAP                           23.0%       26.3%       23.4%         26.8%
  Statutory                      13.2%       22.8%       14.7%         21.2%
------------------------------------------------------------------------------------------------------------

    For the third quarter of 2001, the amortization of deferred acquisition costs increased 22% over the third quarter of 2000, reflecting the increase in insurance business written. For the first nine months of 2001, the amortization of deferred acquisition costs increased 17% to $31 million compared with $26 million in the first nine months of 2000.

                                      (20)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

     Operating expenses decreased 4% from the third quarter and the first nine months of 2000, reflecting the Company's continuing expense management program. Total insurance operating expenses in the third quarter increased 4% when compared with the prior period and increased only 2% in the first nine months of 2001, again reflecting the Company's increased emphasis on expense management.

     Financial guarantee insurance companies use the statutory expense ratio (expenses before deferrals divided by net premiums written) as a measure of expense management. The Company's third quarter 2001 statutory expense ratio of 13.2% is significantly below the third quarter 2000 ratio of 22.8%. The GAAP expense ratio of 23.0% also decreased compared with the third quarter of 2000. For the first nine months of 2001 the statutory expense ratio of 14.7% is also below the comparable 2000 period ratio of 21.2%. The improvement in expense ratios for the three and nine month periods is a result of the increased emphasis on expense management as well as growth in premium production.

INSURANCE INCOME The Company's insurance income of $205 million for the third quarter of 2001 increased 17% over the third quarter of 2000. For the first nine months insurance income rose 14% to $589 million from $518 million a year ago due to the 17% increase in total premiums earned as well as a 33% increase in advisory fees.




Investment Management Services
------------------------------

In 1998 after our merger with 1838 Investment Advisors, LLC. (1838), the Company formed a holding company, MBIA Asset Management, LLC, to consolidate the resources and capabilities of our four investment management services. The table below summarizes our consolidated investment management results for the third quarter and first nine months of 2001 and 2000:

                                                                    Percent Change
                                                             ---------------------------
                                                             3rd Quarter    Year-to-date
                                                             -----------    ------------
                      3rd Quarter             Year-to-date       2001           2001
                 ---------------------  --------------------      vs.            vs.
In millions          2001       2000      2001       2000        2000           2000
---------------------------- ---------  ---------  --------- ------------- -------------
Revenues             $35        $31        $99        $87         12%            13%
Expenses              17         16         49         45          3%             9%
--------------------------- ---------   ---------  --------- ----------- ---------------
Income               $18        $15        $50        $42         21%            18%
-------------------------------------   ---------  --------- ---------------------------

     The success of the merger with 1838 is reflected in the Investment Management Services operating results, with consolidated revenues up 12% over the third quarter of 2000, while expenses were up only 3%. As a result, operating income increased by 21% for the third quarter of 2001 over the same period in 2000. We ended the quarter with just under $38 billion in assets under management, up 5% from September 30, 2000.

     MBIA Asset Management, LLC is comprised of 1838, MBIA Municipal Investors Service Corp. (MBIA-MISC), MBIA Investment Management Corp. (IMC) and MBIA

                                      (21)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

Capital Management Corp. (CMC). The following provides a summary of each of these businesses:

1838 is a full-service asset management firm with a strong institutional focus. It manages over $11 billion in equity, fixed-income and balanced portfolios for a client base comprised of municipalities, endowments, foundations, corporate employee benefit plans and high-net-worth individuals.

MBIA-MISC provides cash management, investment fund administration and fixed-rate investment placement services directly to local governments and school districts. MBIA-MISC is a Securities and Exchange Commission
(SEC)-registered investment adviser and at September 30, 2001 had $10.2 billion in assets under management, up 29% over September 30, 2000.

IMC provides state and local governments with tailored investment agreements for bond proceeds and other public funds, such as construction, loan origination, capitalized interest and debt service reserve funds. At September 30, 2001, principal and accrued interest outstanding on investment and repurchase agreements was $5.7 billion, compared with $4.6 billion at September 30, 2000. At amortized cost, the assets supporting IMC's investment and repurchase agreements were $6.3 billion and $5.0 billion at September 30, 2001 and 2000, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

      IMC from time-to-time uses derivative financial instruments to manage interest rate risk. We have established policies limiting the amount, type and concentration of such instruments. At third quarter-end 2001, our exposure to derivative financial instruments was not material.

CMC is an SEC-registered investment adviser and National Association of Securities Dealers member firm. CMC specializes in fixed-income management for institutional funds and provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and the Company's insurance related portfolios. At September 30, 2001, CMC's third party assets under management were $2.5 billion compared with $2.3 billion at September 30, 2000.


Municipal Services
------------------

MBIA MuniServices Company (MBIA MuniServices) was established in 1996 as part of the Company's strategy to broaden its product offerings to its core clients, leveraging its relationships and presence as a leading provider of products and services to the public sector. During 1999, the Company completed a reorganization of the operations of two of its subsidiaries, Municipal Tax Bureau (MTB) and Municipal Resource Consultants (MRC). With the reorganization complete, this business, operating as MBIA MuniServices, is now focused on delivering revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, audit,

                                      (22)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

collections/recovery, enforcement and information (data) services. The Municipal Services segment also includes Capital Asset Holdings, Inc. (Capital Asset), a servicer of delinquent tax certificates.

     In the third quarter of 2001 the Municipal Services operations lost $0.7 million compared with income of $0.1 million during the same period of 2000. For the first nine months of 2001, municipal services reported a $2.3 million loss compared with a loss of $0.4 million in the comparable 2000 period.

Corporate
---------

NET INVESTMENT INCOME Net investment income was $1.5 million in the third quarter of 2001, which was the result of assets invested at the holding company level from the debt proceeds received during the fourth quarter of 2000. For the first nine months of 2001, net investment income totaled $4.9 million.

INTEREST EXPENSE In the third quarter of 2001, we incurred $14 million of interest expense compared with $13 million during the third quarter of 2000. The increase is the result of the additional $100 million of debt issued during the fourth quarter of 2000.

CORPORATE EXPENSES Corporate expenses are comprised primarily of non-insurance goodwill amortization and general corporate overhead.

Gains and Losses
----------------

NET REALIZED GAINS Net realized gains were $1.5 million in the third quarter of 2001 compared with $5.7 million during the third quarter of 2000. For the first nine months of 2001, net realized gains were $2.4 million compared with $25.0 million in the comparable 2000 period. These gains were generated as a result of the ongoing management of the investment portfolio.

CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS In the third quarter of 2001, unrealized gains were $4.5 million due to the change in the fair value of derivatives. Unrealized losses for the first nine months of 2001 totaled $2.6 million.

Taxes
-----

Our tax policy is to optimize our after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, we will see our tax rate fluctuate from time-to-time as we manage our investment portfolio on a total return basis.


Capital Resources
-----------------

We carefully manage our capital resources to optimize our cost of capital while maintaining appropriate claims-paying resources to sustain our Triple-A claims-paying ratings. At September 30, 2001, our total shareholders' equity was $4.8 billion, with total

                                      (23)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

long-term borrowings at $813 million. We use debt financing to lower our overall cost of capital, thereby increasing our return on shareholders' equity. We maintain debt at levels we consider to be prudent based on our cash flow and total capital. The following table shows our long-term debt and the ratio we use to measure it:

                                   September 30,         December 31,
                                       2001                  2000
----------------------------------------------------------------------
Long-term debt (in millions)           $813                  $795
Long-term debt to total capital        15%                   16%


     In July of 1999, the Board of Directors authorized the repurchase of 11.25 million shares of common stock of the Company. The Company began the repurchase program in the fourth quarter of 1999. As of September 30, 2001 the Company has repurchased a total of 3,370,300 shares at an average price of $31.57.



     In addition, MBIA Insurance Corporation has a $900 million irrevocable standby line of credit facility with a group of major Triple-A Rated banks to provide funds for the payment of claims with respect to public finance transactions in the event that severe losses should occur. The agreement is for a seven-year term, which expires on October 31, 2008, and, subject to approval by the banks, may be renewed annually to extend the term to seven years beyond the renewal date. MBIA Insurance Corporation also maintains stop-loss reinsurance coverage of $200 million in excess of incurred losses of $900 million with respect to structured finance transactions.

     At quarter end, total claims-paying resources for MBIA Insurance Corporation stood at $9.8 billion, an 9% increase over September 30, 2000.


Liquidity
---------

Cash flow needs at the parent company level are primarily for dividends to our shareholders and interest payments on our debt. These requirements have historically been met by upstreaming dividend payments from the insurance company, which generates substantial cash flow from premium writings and investment income. In the first nine months of 2001, operating cash flow totaled $537 million.

     Under New York state insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In our case, dividends in any 12-month period cannot be greater than 10% of policyholders' surplus. During the third quarter of 2001 MBIA Insurance Corporation paid dividends of $13.5 million and at September 30, 2001 had dividend capacity in excess of $71 million without special regulatory approval.

                                      (24)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)


     The Company has significant liquidity supporting its businesses. At the end of the third quarter of 2001, cash equivalents and short-term investments totaled $436 million. Should significant cash flow reductions occur in any of our businesses, for any combination of reasons, we have additional alternatives for meeting ongoing cash requirements. They include selling or pledging our fixed-income investments from our investment portfolio, tapping existing liquidity facilities and new borrowings.

     The Company has substantial external borrowing capacity. We maintain two short-term bank lines totaling $650 million with a group of worldwide banks. At September 30, 2001, there were no balances outstanding under these lines.

     The investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At September 30, 2001, the fair value of our consolidated investment portfolio was $14.2 billion, as shown below:


                                                                      Percent Change
                                         September 30, December 31,   --------------
       In millions                            2001         2000        2001 vs. 2000
       ----------------------------------------------------------------------------------
       Insurance operations:
         Amortized cost                    $ 7,482      $ 7,108               5%
         Unrealized gain                       277          128             117%
       ----------------------------------------------------------------------------------
       Fair value                          $ 7,759      $ 7,236               7%
       ----------------------------------------------------------------------------------

       Municipal investment
         agreements:
         Amortized cost                    $ 6,264      $ 4,948              27%
         Unrealized gain                       187           49             282%
       ----------------------------------------------------------------------------------
       Fair value                          $ 6,451      $ 4,997              29%
       ----------------------------------------------------------------------------------
       Total portfolio at fair value       $14,210      $12,233              16%


     The growth of our insurance-related investments in 2001 was the result of positive cash flows. The fair value of investments related to our municipal investment agreement business has increased to $6.5 billion from $5.0 billion at December 31, 2000. This increase was a result of growth in IMC's municipal investment and repurchase agreement program.

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

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             a)   Exhibits

                  11. Computation of Earnings Per Share Assuming Dilution

                  99. Additional Exhibits - MBIA Insurance Corporation and
                      Subsidiaries Consolidated Financial Statements

             b) Reports on Form 8-K: No reports on Form 8-K were filed in the third quarter of 2001.

                                      (26)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MBIA INC.
                                         ------------------------------
                                           Registrant

Date:          November 13, 2001         /s/  Neil G. Budnick
             ---------------------       ------------------------------
                                              Neil G. Budnick
                                              Chief Financial Officer




Date:          November 13, 2001         /s/ Douglas C. Hamilton
             --------------------        --------------------------------
                                              Douglas C. Hamilton
                                              Controller
                                              (Principal Accounting Officer)



                                      (27)