Form 10-K
period 2001-12-31
MBIA INC
filed 2002-03-29
CIK 814585

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

          Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.
                                              -

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 2002 was $8,032,111,440.00.

        As of March 21, 2002, 148,166,601 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference. Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement of the Registrant, dated which will be filed on or before April 3, 2002, are incorporated by reference into Parts I and III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 -K. [_]

                                     PART I
                                     ------

Item 1. Business

         MBIA Inc. (the "Company") is engaged in providing financial guarantee insurance and investment management and financial services to public finance clients and financial institutions on a global basis. Financial guarantee insurance provides an unconditional and irrevocable guarantee of the payment of the principal of, and interest or other amounts owing on, insured obligations when due. The Company conducts its financial guarantee business through its wholly-owned subsidiary, MBIA Insurance Corporation ("MBIA Corp."). MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association (the "Association") which began writing financial guarantees for municipal bonds in 1974. MBIA Corp. is the parent of MBIA Insurance Corp. of Illinois ("MBIA Illinois") and Capital Markets Assurance Corporation ("CapMAC"), both financial guarantee companies that were acquired by MBIA Corp. MBIA Corp. also owns MBIA Assurance S.A. ("MBIA Assurance"), a French insurance company, which writes financial guarantee insurance in the countries of the European Community. Generally, throughout the text, references to MBIA Corp. include the activities of its subsidiaries, MBIA Illinois, MBIA Assurance and CapMAC. In September 1995, MBIA Corp. entered into a joint venture agreement with Ambac Assurance Corporation for the purpose of jointly marketing financial guarantee insurance outside the United States. On March 21, 2000, the two companies restructured the joint venture and agreed to begin marketing and originating financial guarantee insurance outside the United States independently, and also to continue to maintain certain reciprocal reinsurance arrangements for international business until the end of 2001.

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

         MBIA Corp. issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds issued by highly rated sovereign and sub-sovereign entities and collateralized obligations of corporations and financial institutions, both in the new issue and secondary markets. The municipal obligations that MBIA Corp. insures include tax-exempt and taxable indebtedness of states, counties, cities, utility districts and other political subdivisions, as well as airports, higher education and health care facilities and similar authorities. The asset-backed and structured finance obligations insured by MBIA Corp. typically consist of securities that are payable from or which are tied to the performance of a specified pool of assets that have a defined cash flow, such as residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, trade and export receivables, equipment and real property leases and infrastructure projects.

         MBIA Corp. has a Triple-A financial strength rating from Standard and Poor's Corporation ("S&P"), which it received in 1974; from Moody's Investors Service, Inc. ("Moody's"), which it received in 1984; from Fitch, Inc. ("Fitch"), which it received in 1995; and from Rating and Investment Information, Inc. ("RII"), which it received in 1998. Obligations which are guaranteed by MBIA Corp. are rated Triple-A primarily based on these claims-paying ratings of MBIA Corp. Both S&P and Moody's have also continued the Triple-A rating on MBIA Assurance, MBIA Illinois and CapMAC guaranteed bond issues. The Triple-A ratings are important to the operation of the Company's business and any reduction in these ratings could have a material adverse effect on MBIA Corp.'s ability to compete and could have a material adverse effect on the business, operations and financial results of the Company.

         The Company also provides investment management products and financial services through a group of subsidiary companies, all of which are owned by our wholly-owned subsidiary, MBIA Asset Management, LLC. These services include cash management, the issuance of municipal investment agreements, discretionary asset management, purchase and administrative services, and municipal revenue enhancement services. MBIA Municipal Investors Service Corporation ("MBIA-MISC") provides cash management and investment placement services to local governments, school districts and other institutional clients, providing those clients with fund administration services. MBIA Investment Management Corp. ("IMC") offers guaranteed investment agreements primarily for bond proceeds to states and municipalities. MBIA Capital Management Corp. ("CMC") performs fixed income investment management services for the investment portfolios of the Company, MBIA Corp., MBIA-MISC, IMC and selected external clients. In 1998, the Company acquired what is now 1838 Investment Advisors, LLC ("1838"), an investment advisor to equity mutual funds and to third party clients.

         MBIA MuniServices Company ("MuniServices") provides revenue enhancement services and products (discovery, audit, collections/recovery, enforcement and information services) to state and local governments. The Company continues to own a majority interest in Capital Asset Holdings GP, Inc. and certain affiliated entities (collectively, "Capital Asset"). Capital Asset was in the business of acquiring and servicing tax liens. The Company became a majority owner in December, 1998, when it acquired the interest of Capital Asset's founder. In 1999, the Company announced that it was exiting the tax lien business. Capital Asset's primary activity today is servicing the three securitizations of tax liens that are insured by MBIA Corp.

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

MBIA Corp. Insured Portfolio

         At December 31, 2001, the net par amount outstanding on MBIA Corp.'s insured obligations (including insured obligations of MBIA Illinois, MBIA Assurance and CapMAC, but excluding the guarantee of $6.7 billion of intercompany investment management transactions) was $452.4 billion. Net insurance in force was $722.4 billion.

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

         MBIA Corp. seeks to maintain a diversified insured portfolio designed to manage and diversify risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic area. As of December 31, 2001, MBIA Corp. had 34,315 policies outstanding (excluding 566 policies relating to investment management transactions guaranteed by MBIA Corp.). These policies are diversified among 10,524 "credits," which MBIA Corp. defines as any group of issues supported by the same revenue source.

         The table below sets forth information with respect to the original par amount written per issue in MBIA Corp.'s portfolio as of December 31, 2001:

                    MBIA Corp. Original Par Amount Per Issue
                           as of December 31, 2001 (1)

                                                   % of Total
                                    Number of       Number of           Net Par         % of Net
      Original Par Amount             Issues         Issues              Amount        Par Amount
       Written Per Issue           Outstanding     Outstanding        Outstanding      Outstanding
                                                                     (In billions)
Less than $10 million                    25,736           75.0%              $52.2            11.5%
$10-25 million                            3,500           10.2                45.8            10.1
$25-50 million                            2,104            6.1                55.3            12.2
$50-100 million                           1,434            4.2                69.5            15.4
Greater than $100 million                 1,541            4.5               229.6            50.8
                                 ---------------  --------------    ---------------  ---------------
Total                                    34,315          100.0%             $452.4           100.0%
                                 ===============  ==============    ===============  ===============


------------------------
(1) Excludes $6.7 billion relating to investment management transactions guaranteed by MBIA Corp.

         MBIA Corp. underwrites financial guarantee insurance on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life (as opposed to the stated maturity) of its insurance policies in force at December 31, 2001 was
10.5 years. The average life was determined by applying a weighted-average calculation, using the remaining years to maturity of each insured obligation, and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings of insured issues. Average annual debt service on the portfolio at December 31, 2001 was $58.3 billion.

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

                    MBIA Corp. Insured Portfolio by Bond Type
                           as of December 31, 2001 (1)
                                  (In billions)

Bond Type

                                                 Net Par         % of Net
                                                 Amount         Par Amount
Global Public Finance                         Outstanding       Outstanding
United States
-------------
     General Obligation                            $ 99.7             22.0%
     Utilities                                       48.2             10.7
     Special Revenue                                 36.4              8.0
     Health Care                                     36.3              8.0
     Transportation                                  24.8              5.5
     Higher Education                                17.1              3.8
     Investor-Owned Utilities                        15.8              3.5
     Housing                                         14.2              3.1
                                            --------------------------------
         Total United States                        292.5             64.6
                                            --------------------------------

Non-United States
-----------------
     Investor-Owned Utilities                         2.2               0.5
     Sovereign                                        1.6               0.4
     Utilities                                        1.5               0.3
     Transportation                                   1.4               0.3
     Sub-Sovereign                                    0.8               0.2
     Health Care                                      0.4               0.1
     Housing                                          0.2               0.0
                                            --------------------------------
         Total Non-United States                      8.1               1.8
                                            --------------------------------
           Total Global Public Finance              300.6              66.4
                                            --------------------------------

                                                      Net Par         % of Net
                                                       Amount        Par Amount
Global Structured Finance                           Outstanding     Outstanding
United States
-------------
     Asset-Backed:
         Auto                                              16.7            3.7
         Credit Cards                                      15.8            3.5
         Leasing                                            6.3            1.4
         Other                                              5.4            1.2
     Mortgage-Backed:
         Home Equity                                       24.9            5.5
         Other                                              9.2            2.0
         First Mortgage                                     6.7            1.5
     Corporate Debt Obligations                            16.6            3.7
     Pooled Corp. Obligations & Other                       9.3            2.0
     Financial Risk                                         3.9            0.9
                                                   -----------------------------
         Total United States                              114.8           25.4
                                                   -----------------------------

Non-United States
-----------------
     Corporate Debt Obligations                            21.1            4.7
     Pooled Corp. Obligations & Other                       8.1            1.8
     Mortgage-Backed:
         First Mortgage                                     4.0            0.9
         Other                                              0.7            0.1
         Home Equity                                        0.4            0.1
     Asset-Backed                                           1.3            0.3
     Financial Risk                                         1.4            0.3
                                                   -----------------------------
         Total Non-United States                           37.0            8.2
                                                   -----------------------------
           Total Global Structured Finance                151.8           33.6
                                                   -----------------------------
Total                                                    $452.4          100.0%
                                                   =============================

------------------------
(1) Excludes $6.7 billion relating to investment management transactions guaranteed by MBIA Corp.

         As of December 31, 2001, of the $452.4 billion outstanding net par amount of obligations insured, $300.6 billion, or 66%, were insured in the global public finance market and $151.8 billion, or 34%, were insured in the global structured finance market.

         The table below shows the diversification by type of insurance written by MBIA Corp. in each of the last five years:

                   MBIA Corp. Net Par Amount by Bond Type (1)
                                  (In millions)

Bond Type                                             1997               1998              1999              2000              2001
Global Public Finance
United States
-------------
     General Obligation                        $    14,068     $       15,468     $       9,981      $      9,829      $     15,848
     Utilities                                       6,944              6,475             2,440             2,747             6,350
     Special Revenue                                 4,384              7,369             4,627             5,746             5,567
     Housing                                         1,817              2,093             1,872             1,294             2,723
     Higher Education                                2,537              4,072             1,434             1,645             2,110
     Investor Owned Utilities                        1,548              1,477             1,340             2,523             1,652
     Health Care                                     7,523              8,174             3,529             1,276             1,244
     Transportation                                  6,097              4,174               709             2,637             1,098
                                               -----------     --------------     -------------      ------------      ------------
         Total United States                        44,918             49,302            25,932            27,697            36,592
                                               -----------     --------------     -------------      ------------      ------------

         Total Non-United States                     1,023              1,038               692             1,437             2,923
                                               -----------     --------------     -------------      ------------      ------------
           Total Global Public Finance              45,941             50,340            26,624            29,134            39,515
                                               -----------     --------------     -------------      ------------      ------------

Global Structured Finance
United States
-------------
     Asset Backed:
         Auto                                        3,452              3,424             5,872            10,400            14,443
         Credit Cards                                1,782              4,077             1,844             9,100             8,418
         Leasing                                     3,883              1,044             1,726             1,408             2,307
         Other                                       1,711              1,562             2,149             1,576             1,958
     Mortgage Backed:
         Home Equity                                17,895             16,041            10,191             4,656             7,206
         First Mortgage                              2,536              2,434             5,205             2,171             2,561
         Other                                         911              2,145            10,098             1,893             2,234
     Corporate Debt Obligations                        202                980             1,462             5,287            10,492
     Pooled Corp. Obligations & Other                   21              4,085             1,717             2,306             3,282
     Financial Risk                                  3,338              2,441             1,409             1,905               149
                                               -----------     --------------     -------------      ------------      ------------
         Total United States                        35,731             38,233            41,673            40,702            53,050
                                               -----------     --------------     -------------      ------------      ------------

         Total Non-United States                     3,852              6,708             5,061            15,424            11,114
                                               -----------     --------------     -------------      ------------      ------------
           Total Global Structured Finance          39,583             44,941            46,734            56,126            64,164
                                               -----------     --------------     -------------      ------------      ------------
Total                                          $    85,524     $       95,281     $      73,358      $     85,260      $    103,679
                                               ===========     ==============     =============      ============      ============

_____________________________________
(1)  Par amount insured by year, net of reinsurance.

         MBIA Corp. is licensed to write business in all 50 states, the District of Columbia, Guam, the Northern Mariana Islands, the U.S. Virgin Islands, Puerto Rico, the Kingdom of Spain, the Republic of Singapore and the Republic of France. MBIA Assurance is licensed to write business in France. The following table sets forth the geographic distribution of MBIA Corp.'s net par outstanding including the ten largest states:

                      MBIA Corp. Insured Portfolio by State
                           As of December 31, 2001 (1)

                                                             Net Par            % of Net
                                                              Amount           Par Amount
                                                           Outstanding        Outstanding
                                                          (In billions)
                  Domestic

                  California                             $          46.8              10.4%
                  New York                                          42.2               9.3
                  Florida                                           20.4               4.5
                  Texas                                             15.9               3.5
                  New Jersey                                        15.0               3.3
                  Pennsylvania                                      13.4               2.9
                  Illinois                                          13.1               2.9
                  Massachusetts                                     12.7               2.8
                  Michigan                                           8.9               2.0
                  Ohio                                               8.2               1.8
                                                         ---------------    ---------------
                          Sub-Total                                196.6              43.4

                  All Other States                                 107.9              23.9
                  Nationally Diversified                           102.8              22.7
                                                         ---------------    ---------------
                          Total United States                      407.3              90.0

                  International
                      Regional Specific                             20.1               4.4
                      Internationally Diversified                   22.0               4.9
                      Other                                          3.0               0.7
                                                         ---------------    ---------------
                          Total International                       45.1              10.0
                                                         ---------------    ---------------
                              Total                      $         452.4             100.0%
                                                         ===============    ===============

________________________
(1) Excludes $6.7 billion relating to investment management transactions guaranteed by MBIA Corp.

         MBIA Corp. has underwriting guidelines that limit the net insurance in force for any one insured credit and is subject to both rating agency and regulatory single-risk limits with respect to any bond issue insured by it. As of December 31, 2001, MBIA Corp.'s net par amount outstanding for its ten largest insured public finance credits totaled $21.3 billion, representing 4.7% of MBIA Corp.'s total net par amount outstanding, and for its ten largest structured finance credits (without aggregating common issuers), the net par outstanding was $15.3 billion, representing 3.4% of the total.

MBIA Corp. Insurance Programs

         MBIA Corp. offers financial guarantee insurance in both the new issue and secondary markets. At present, no new financial guarantee insurance is being offered by MBIA Illinois or CapMAC, but it is possible that either of those entities may insure transactions in the future. MBIA Corp. and MBIA Assurance offer financial guarantee insurance in Europe, Asia, Latin America and other areas outside the United States. In September 1995, MBIA Corp. entered into a joint venture agreement with Ambac Assurance Corporation for the purpose of jointly marketing financial guarantee insurance outside the United States. On March 21, 2000, the two companies restructured the joint venture. Under the restructuring, the companies agreed to begin marketing and originating financial guarantee insurance outside the United States independently, and also to continue to maintain certain reciprocal reinsurance arrangements for international business until at least the end of 2001. After the end of 2001, there are no such reciprocal reinsurance arrangements in place. In the first quarter of 2001, the Company entered into a memorandum of understanding with Mitsui Marine and Fire Insurance Co. Ltd. relating to financial guarantee insurance in Japan, including certain reciprocal reinsurance agreements.

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

         In the secondary market, MBIA Corp. provides insurance on whole and partial maturities in response to requests from bond traders and institutions. MBIA Corp. also offers insurance to the unit investment trust market through ongoing arrangements with investment banks and financial service companies. Each issue in the trust is insured, in some cases until maturity, in others only while it is held in the trust. Lastly, insurance is offered in the mutual fund sector through ongoing arrangements with the fund sponsors. All fund issues are insured on a "while-in-trust" basis, but in some cases, MBIA Corp. is committed to offer insurance to maturity to the sponsor for an additional premium.


Operations

         The worldwide insurance operations of MBIA Corp. are conducted through the Global Public Finance Division, the Global Structured Finance Division, the Risk Management Group and the Insured Portfolio Management Group. The Global Public Finance Division has underwriting authority with respect to certain categories of business up to pre-determined par amounts based on a risk-ranking system. In order to ensure that the guidelines are followed, Risk Management monitors and periodically reviews underwriting decisions made by the Global Public Finance Division. With respect to larger, complex, or unique transactions, underwriting is performed by a committee consisting of senior representatives of Global Public Finance, Risk Management, Insured Portfolio Management, and the Company's Finance Department. For all transactions done by the Global Structured Finance Division and for international deals, MBIA Corp.'s review and approval procedure has two stages. The first stage consists of screening, credit review and structuring by the appropriate business unit, in consultation with Risk Management officers. The second stage, consisting of the final review and approval of credit and structure, is performed by a committee consisting of the head of the applicable business unit, one officer from Risk Management and a third officer from either Risk Management or Insured Portfolio Management. Certain transactions, based on size, complexity, or other factors, must also be approved by a division-level committee consisting of senior representatives of Global Structured Finance, Risk Management, Insured Portfolio Management, Legal and the Company's Finance Department. Premium rates for all groups within the insurance operations enterprise are established by a Pricing Committee with representation from the Business Analysis Group (pricing and quantitative analysis) and the relevant insurance operations group.

         Risk Management
         ---------------

         The Risk Management Group is responsible for adherence to MBIA Corp.'s underwriting guidelines and procedures which are designed to maintain an insured portfolio with low risk characteristics. MBIA Corp. maintains underwriting guidelines based on those aspects of credit quality that it deems important for each category of obligation considered for insurance. For public finance and structured finance transactions, these include economic and social trends, debt management, financial management, adequacy of anticipated cash flow, satisfactory legal structure and other security provisions, viable tax and economic bases, adequacy of loss coverage and project feasibility, including a satisfactory consulting engineer's report, if applicable. For global structured finance transactions, MBIA Corp.'s underwriting guidelines, analysis and due diligence focus on seller/servicer credit and operational quality, the quality and historical and projected performance of the asset pool, and the strength of the structure, including legal segregation of the assets, cash flow analysis, the size and source of first loss protection, and asset performance triggers and financial covenants. All non-U.S. transactions also include an assessment of country risk. Such guidelines are subject to periodic review by senior committees which are responsible for establishing and maintaining underwriting standards and criteria for all insurance products.

         The Credit Analysis Group within Risk Management analyzes and monitors MBIA Corp.'s direct and indirect exposure to financial institutions and corporate entities with respect to seller/servicer exposure, investment contracts, letters of credit, swaps, liquidity and other facilities supporting MBIA-insured issues, and recommends terms and conditions, as well as capacity guidelines for such exposures. The Portfolio Management Group within Risk Management analyzes the insured portfolio by various quantitative tools to test for diversity and credit quality, as well as to recommend guidelines for risk concentrations.

         Insured Portfolio Management
         ----------------------------

         The Insured Portfolio Management Group is responsible for monitoring outstanding issues insured by MBIA Corp. This group's first function is to detect any deterioration in credit quality or changes in the economic or political environment which could interrupt the timely payment of debt service on an insured issue. Once a problem is detected, the group then works with the issuer, trustee, bond counsel, servicers, underwriters, and other interested parties to deal with the concern in order to try to avoid a default. The Insured Portfolio Management Group works closely with the Risk Management and New Business Departments to provide feedback on insured issue performance and credit risk parameters.

         To date, MBIA Corp. has had 40 insured issues requiring claim payments. There are currently 8 additional insured issues for which case loss reserves have been established but claims have not yet been paid (see "Losses and Reserves" below). Other potential losses have been avoided through the early detection of problems and subsequent negotiations with the issuer and other parties involved. In a limited number of instances, the solution involved the restructuring of insured issues or underlying security arrangements. More often, MBIA Corp. utilizes a variety of other techniques to resolve problems, such as enforcement of covenants and triggers, assistance in resolving management problems, transfer of servicing and working with the issuer to develop potential political solutions. In most cases, issuers are under no obligation to restructure insured issues or underlying security arrangements in order to prevent losses. Moreover, MBIA Corp. is obligated to pay amounts equal to defaulted payments on insured obligations on their respective due dates even if the issuer or other parties involved refuse to restructure or renegotiate the terms of the insured bonds or related security arrangements. The Company's experience is that early detection and continued involvement by the Insured Portfolio Management Group are crucial in avoiding or minimizing claims on insurance policies. There can be no assurance, however, that there will be no material losses in the future in respect of any issues guaranteed by MBIA Corp., MBIA Illinois, MBIA Assurance or CapMAC.

         Once an obligation is insured, the issuer and the trustee are typically required to furnish financial and asset related information, including audited financial statements, periodically to the Insured Portfolio Management Group for review. Potential problems uncovered through this review, such as poor financial results, low fund balances, covenant or trigger violations, trustee or servicer problems, or excessive litigation, could result in an immediate surveillance review and an evaluation of possible remedial actions. The Insured Portfolio Management Group also monitors state finances and budget developments and evaluates their impact on local issuers.

         During the underwriting process, issues are given an internal credit rating. All credits are monitored according to a frequency of review schedule that is based on risk type and credit quality. Issues that experience financial difficulties, deteriorating economic conditions, excessive litigation or covenant or trigger violations are placed on the appropriate review list and are subject to surveillance reviews at intervals commensurate to the problem which has been detected.

         There are three departments in the Insured Portfolio Management Group. The Global Public Finance Group handles all types of domestic and international municipal issues such as general obligation, utility and special revenue bonds. It also follows project financings, future flow transactions and collateralized debt obligation issues. The units within the Global Structured Finance Group are responsible for domestic and international asset-backed and other structured transactions. The Enterprise Group is responsible for all health care, housing and student loan transactions. Each of the three groups is responsible for processing waiver and consent requests and other deal modifications within their areas.

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

     The units within the Global Structured Finance Group monitor insured structured finance programs, focusing on the adequacy of reserve balances and investment of earnings, the status of mortgage or loan delinquencies and underlying insurance coverage and the performance of the trustee for insured issues. Monitoring of issues typically involves review of records and statements, review of transaction documents with regard to compliance, analysis of cash flow adequacy and communication with trustees. Review of servicer performance is also conducted through site visits with management, review of servicer financial statements, review of servicer reports where available and contacts with program administrators and trustees. The department also carries out remedial activity on weaker credits.

     The Enterprise Group, which monitors insured health care, student loan and single and multi-family housing transactions as well as all pool programs, performs similar functions to, and applies the same policies and procedures as, the Global Public Finance and Global Structured Finance Groups. In addition, it is responsible for remedial activities on weaker credits.

Investment Management Services

     Over the last ten years, the Company's investment management businesses have expanded their services to the public sector and added new revenue sources. MBIA Asset Management, LLC is the holding company under which the resources and capabilities of our four investment management subsidiaries have been consolidated.

     MBIA-MISC provides cooperative cash management services directly to local governments and school districts. It also provides customized asset management and treasury management consulting services for municipal and quasi-public sector clients. In addition, MBIA-MISC performs investment fund administration services for clients, which provide an additional source of revenue. MBIA-MISC is a Securities and Exchange Commission registered investment adviser. MBIA-MISC operates in 20 states and the Commonwealth of Puerto Rico.

     IMC provides customized guaranteed investment agreements and flexible repurchase agreements for bond proceeds and other public funds. At year-end 2001, principal and accrued interest outstanding on investment and repurchase agreements was $6.1 billion compared with $4.8 billion at year-end 2000. IMC may use derivative contracts in the course of providing its investment agreements as a protection against interest rate risks. While these derivatives are designed to help manage interest rate risk, they may involve amounts in excess of those reflected in the financial statements.

     In 1998, the Company acquired 1838, a full-service asset management firm with a strong institutional focus. 1838 currently has approximately $11.9 billion in equity, fixed income and balanced portfolios.

     CMC provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and MBIA Corp.'s insurance related fixed-income investment portfolios, as well as third-party accounts. CMC assumed full management for MBIA Corp.'s insurance related fixed-income investment portfolios in 1996 and now manages substantially all of the Company's investment portfolio. CMC is an NASD member and both CMC and 1838 are registered investment advisers.

Municipal Services

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

     Capital Asset

     Through its interest in Capital Asset, between May, 1996 and December, 1998, the Company was involved in the business of acquiring and servicing delinquent real estate tax liens from municipalities. In December, 1998, the Company became a majority owner of Capital Asset. During the first two quarters of 1999, the Company attempted to sell its interest in Capital Asset. At the end of the second quarter of 1999, the Company ceased these efforts and decided to limit the activities of Capital Asset primarily to the servicing of the portfolios then being serviced by Capital Asset. In the second quarter of 1999, the Company completed an internal evaluation of Capital Asset's tax lien portfolio, as a result of which the Company determined that it was necessary to write down its investment in Capital Asset by $102 million. In the third quarter of 1999, Capital Asset engaged a specialty servicer of residential mortgages to help manage its business and operations and to assist in administering the tax lien portfolios serviced by Capital Asset.

     In the third quarter of 1999, Capital Asset also completed the refinancing of substantially all of its remaining tax liens. These liens were originally financed through a commercial paper warehouse facility that matured at the end of the third quarter, and which was guaranteed by the Company. The refinancing was accomplished through a securitization transaction in which the tax liens were sold to a qualifying special purpose vehicle which in turn issued notes secured by those liens. The proceeds of the securitization were used primarily to extinguish the warehouse facility. This was Capital Asset's third securitization of tax liens and MBIA Corp. has insured all of the notes issued by these securitizations. These securitizations were structured through the sale by Capital Asset of substantially all of its tax liens to off-balance sheet qualifying special purpose vehicles that were established in connection with these securitizations. These vehicles are not included in the consolidation of the MBIA group. The first transaction, done in 1997, had an original net par insured of $328 million and at year-end 2001 had $67 million net par insured outstanding; the second transaction, executed in 1998, had an original net par insured of $132 million, with the year-end 2001 net par insured outstanding at $24 million; the 1999 transaction was issued at $196 million net par insured outstanding and at year-end 2001 had $136 million net par insured outstanding (these net par insured outstanding amounts give no effect to the value of collateral). MBIA Corp. has established case basis loss reserves related to these policies (from which approximately $6.9 million in claims have been paid to date), but there can be no assurance that such reserves will be sufficient to cover future potential losses, if any, under such policies.

     Capital Asset continues to have certain contingent liabilities outstanding, including various individual and class action lawsuits. The claims giving rise to these lawsuits are a result of Capital Asset's business activities that took place primarily before the Company assumed majority ownership and Capital Asset is defending these lawsuits. The Company has no reason to believe that it has financial liability for these lawsuits. Plaintiffs in one of the class action lawsuits have filed a lawsuit against MBIA Corp. and certain affiliates claiming that the securitization completed by Capital Asset in 1999 was a fraudulent transfer under state law because the tax liens sold to the special purpose vehicle were sold at less than their fair value and because the transaction allegedly was done to avoid the effect of an adverse legal ruling against Capital Asset on certain issues. Although there are inherent risks in any litigation, the Company believes that it has substantial defenses on the merits of those claims and intends to defend against the claims vigorously.

Competition

     The financial guarantee insurance business is highly competitive: there are four other monolines that write financial guarantee insurance and another in the process of becoming licensed in the United States. The other principal insurers in 2001 in public finance were Ambac Assurance Corporation, Financial Guaranty Insurance Company and Financial Security Assurance Inc., all of which, like MBIA Corp., have Aaa and AAA claims-paying ratings from Moody's and S&P, respectively. The two principal competitors in the new issue structured finance securities market in 2001 were Financial Security Assurance and Ambac Assurance Corporation.

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

     As of December 31, 2001, MBIA Corp. retained approximately 82% of the gross debt service outstanding of all transactions insured by it, MBIA Assurance, CapMAC and MBIA Illinois, and ceded approximately 18% to treaty and facultative reinsurers. The principal reinsurers of MBIA Corp., MBIA Assurance, CapMAC and MBIA Illinois are ACE Guaranty Re Inc., Radian Reinsurance, Inc., AXA Re Finance, Munich Reinsurance Corp. and Ambac Assurance Corporation. These reinsurers, whose claims-paying ability is rated Triple-A by S&P, reinsured approximately 76% of the total ceded insurance in force at December 31, 2001. All of the other reinsurers reinsured approximately 24% of the total ceded insurance in force at December 31, 2001 and are diversified geographically and by lines of insurance written. MBIA Corp.'s net retention on the policies it writes varies from time to time depending on its own business needs and the capacity available in the reinsurance market. The amounts of reinsurance ceded at December 31, 2001 and 2000 by bond type and by geographic location are set forth in Note 21 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries. The downgrade or default of one or more of the Company's reinsurers could have an adverse impact on the Company's results of operations.

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

     MBIA Corp. and MBIA Illinois entered into a reinsurance agreement under which MBIA Corp. reinsured 100% of all business written by MBIA Illinois, net of cessions by MBIA Illinois to third party reinsurers, in exchange for MBIA Illinois' transfer of the assets underlying the related unearned premium and contingency reserves. Pursuant to such reinsurance agreement, MBIA Corp. reinsured all of the net exposure of $30.9 billion, or approximately 68% of the gross debt service outstanding, of the municipal bond insurance portfolio of MBIA Illinois, the remaining 32% having been previously ceded to treaty and facultative reinsurers of MBIA Illinois. In 1990, 10% of this portfolio was ceded back to MBIA Illinois to comply with regulatory requirements. Effective January 1, 1999, MBIA Corp. and MBIA Illinois entered into a replacement reinsurance agreement whereby MBIA Corp. agreed to accept as reinsurance from MBIA Illinois 100% of the net liabilities and other obligations of MBIA Illinois, for losses paid on or after that date, thereby eliminating the 10% retrocession arrangement previously in place.

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

Investments and Investment Policy

     The Finance Committee of the Board of Directors of the Company approves the general investment objectives and policies of the Company, and also reviews more specific investment guidelines. On January 1, 1996 CMC assumed full management of all of MBIA Corp.'s consolidated investment portfolios and currently manages substantially all of the Company's investment portfolio.

     To continue to provide strong capital resources and claims-paying capabilities for its insurance operations, the investment objectives and policies for insurance operations set quality and preservation of capital as the primary objective, subject to an appropriate degree of liquidity. Maximization of after-tax investment income and investment returns is an important but secondary objective.

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

     For 2001, approximately 60% of the Company's net income, was derived from after-tax earnings on its investment portfolio (excluding the amounts on investment agreement assets which are recorded as a component of investment management services revenues). The following table sets forth investment income and related data for the years ended December 31, 1999, 2000 and 2001.

                      Investment Income of the Company (1)

                                                            1999           2000          2001
                                                                      (In thousands)

     Investment income before expenses (2)                $365,823        $400,754      $427,262
     Investment expenses                                     6,367           6,769         7,600
                                                          --------        --------      --------
     Net investment income before income taxes             359,456         393,985       419,662
     Net realized gains                                     25,160          32,884         8,896
                                                          --------        --------      --------
     Total investment income before income taxes          $384,616        $426,869       428,558
                                                          ========        ========      ========

     Total investment income after income taxes           $312,200        $335,435      $343,788
                                                          ========        ========      ========

______________________________
(l) Excludes investment income from investment management services and municipal services segments.
(2)  Includes taxable and tax-exempt interest income.

     The tables below set forth the composition of the Company's investment portfolios. The weighted average yields in the tables reflect the nominal yield on market value as of December 31, 2001, 2000 and 1999.

                      Investment Portfolio by Security Type
                             as of December 31, 2001

                                                                                                          Investment
                                                                       Insurance                     Management Services
                                                                                 Weighted                             Weighted
                                                              Fair Value          Average          Fair Value          Average
Investment Category                                         (in thousands)        Yield (1)       (in thousands)       Yield (1)
Fixed-income investments:
   Long-term bonds:
      Taxable bonds:
          U.S. Treasury & Agency obligations                   $  859,450             3.85 %           $  813,146          4.69 %
          GNMAs                                                   116,119             6.24                191,115          3.54
          Other mortgage & asset-backed securities                423,942             5.50              2,580,908          3.12
          Corporate obligations                                 1,430,425             5.96              2,106,481          5.17
          Foreign obligations  (2)                                260,132             5.27                561,463          6.02
                                                        -----------------      -----------      -----------------     ---------
            Total                                               3,090,068             5.26              6,253,113          4.67
      Tax-exempt bonds:
          State & municipal                                     4,330,956             4.98                      -             -
                                                        -----------------      -----------      -----------------     ----------
            Total long-term investments                         7,421,023             5.10              6,253,113          4.67
   Short-term investments  (3)                                    293,791             5.36                412,868          2.61
                                                        -----------------      -----------      -----------------     ---------
            Total fixed-income investments                      7,714,814             5.11 %            6,665,981          4.54 %
Other investments  (4)                                            135,376                -                      -             -
                                                        -----------------                       -----------------
            Total investments                                  $7,850,190                -             $6,665,981             -
                                                        =================                       =================

_________________________
(1) Prospective market yields as of December 31, 2001. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.
(2)  Consists of U.S. denominated foreign government and corporate securities.
(3) Taxable and tax-exempt investments, including bonds with a remaining maturity of less than one year.
(4) Consists of equity investments and other fixed income investments; yield information not meaningful.

                      Investment Portfolio by Security Type
                             as of December 31, 2000

                                                                                                            Investment
                                                                      Insurance                        Management Services
                                                                                  Weighted                             Weighted
                                                            Fair Value            Average           Fair Value          Average
Investment Category                                       (in thousands)          Yield (1)       (in thousands)        Yield (1)
Fixed-income investments:
   Long-term bonds:
      Taxable bonds:
          U.S. Treasury & Agency obligations                   $  841,683             6.34 %           $  443,581          6.09 %
          GNMAs                                                   156,284             7.04                149,989          6.49
          Other mortgage & asset-backed securities                317,964             6.64              2,954,242          6.20
          Corporate obligations                                 1,388,535             6.87                919,547          7.15
          Foreign obligations  (2)                                235,378             6.28                282,278          7.07
                                                        -----------------      -----------      -----------------     ---------
            Total                                               2,939,844             6.66              4,749,637          6.43
      Tax-exempt bonds:
          State & municipal                                     3,800,283             7.62                      -             -
                                                        -----------------      -----------      -----------------     ---------
            Total long-term investments                         6,740,127             7.20              4,749,637          6.43
   Short-term investments  (3)                                    376,604             6.57                246,971          6.05
                                                        -----------------      -----------      -----------------     ---------
            Total fixed-income investments                      7,116,731             7.17 %            4,996,608          6.42 %
Other investments  (4)                                            119,591                -                      -             -
                                                        -----------------                       -----------------
            Total investments                                  $7,236,322                -             $4,996,608             -
                                                        =================                       =================

_____________________________
(1) Prospective market yields as of December 31, 2000 . Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.
(2)  Consists of U.S. denominated foreign government and corporate securities.
(3) Taxable and tax-exempt investments, including bonds with a remaining maturity of less than one year.
(4) Consists of equity investments and other fixed income investments; yield information not meaningful.

                      Investment Portfolio by Security Type
                             as of December 31, 1999

                                                                                                            Investment
                                                                      Insurance                        Management Services
                                                                                 Weighted                               Weighted
                                                          Fair Value              Average          Fair Value           Average
Investment Category                                     (in thousands)           Yield (1)       (in thousands)        Yield (1)
Fixed-income investments:
   Long-term bonds:
      Taxable bonds:
          U.S. Treasury & Agency obligations                   $  600,350             7.45 %           $1,237,005          6.67 %
          GNMAs                                                   146,976             7.68                 67,950          7.16
          Other mortgage & asset-backed securities                267,531             7.94              1,880,944          6.94
          Corporate obligations                                 1,148,565             7.50                766,180          7.61
          Foreign obligations  (2)                                158,938             7.21                317,755          7.66
                                                        -----------------      -----------      -----------------     ---------
            Total                                               2,322,360             7.53              4,269,834          7.04
      Tax-exempt bonds:
          State & municipal                                     3,461,619             8.72                      -             -
                                                        -----------------      ------------     -----------------     ---------
            Total long-term investments                         5,783,979             8.24              4,269,834          7.04
   Short-term investments  (3)                                    274,022             5.92                219,717          6.17
                                                        -----------------      ------------     -----------------     ---------
            Total fixed-income investments                      6,058,001             8.14 %            4,489,551          7.00 %
Other investments  (4)                                            146,038                -                      -             -
                                                        -----------------                       -----------------
            Total investments                                  $6,204,039                -             $4,489,551             -
                                                        =================                       =================

____________________________
(1) Prospective market yields as of December 31, 1999. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.
(2)  Consists of U.S. denominated foreign government and corporate securities.
(3) Taxable and tax-exempt investments, including bonds with a remaining maturity of less than one year.
(4) Consists of equity investments and other fixed income investments; yield information not meaningful.

         The average maturity of the insurance fixed-income portfolio excluding short-term investments as of December 31, 2001 was 13.1 years. After allowing for estimated principal pre-payments on mortgage pass-through securities, the duration of the portfolio was 7.5 years.

         The table below sets forth the distribution by maturity of the Company's consolidated fixed-income investments:

                      Fixed-Income Investments by Maturity
                             as of December 31, 2001

                                                                                              Investment
                                                            Insurance                     Management Services
                                                   Fair Value        % of Total      Fair Value      % of Total
                                                 (In thousands)     Fixed-Income   (In thousands)   Fixed-Income
                       Maturity                                     Investments                     Investments
         Within 1 year                             $  293,791            3.8%      $  412,868            6.2%
         Beyond 1 year but within 5 years           1,271,864           16.5        2,305,455           34.6
         Beyond 5 years but within 10 years         1,506,518           19.5        1,420,403           21.3
         Beyond 10 years but within 15 years        1,455,672           18.9          695,400           10.4
         Beyond 15 years but within 20 years        1,240,611           16.1          620,927            9.3
         Beyond 20 years                            1,946,358           25.2        1,210,928           18.2
                                                   ----------        -------       ----------        -------
         Total fixed-income investments            $7,714,814          100.0%      $6,665,981          100.0%
                                                   ==========        =======       ==========        =======

         The quality distribution of the Company's fixed-income investments based on ratings of Moody's was as shown in the table below:

                   Fixed-Income Investments by Quality Rating
                           as of December 31, 2001 (1)

                                                                                               Investment
                                                            Insurance                     Management Services
                                                  Fair Value        % of Total       Fair Value      % of Total
                                                (In thousands)     Fixed-Income   (In thousands)    Fixed-Income
                    Quality Rating                                  Investments                     Investments
         Aaa                                      $4,925,659            65.0%      $4,703,968           70.6%
         Aa                                        1,604,104            21.2          843,046           12.6
         A                                           968,297            12.8        1,075,732           16.1
         Baa                                          75,068             1.0           43,235            0.7
                                                  ----------         -------       ----------        -------
                                                  $7,573,128           100.0%      $6,665,981          100.0%
                                                  ==========         =======       ==========        =======

_________________________
(1) Excludes short-term investments with an original maturity of less than one year, but includes bonds having a remaining maturity of less than one year.

Regulation

     MBIA Corp. is licensed to do insurance business in, and is subject to insurance regulation and supervision by, the State of New York (its state of incorporation), the 49 other states, the District of Columbia, Guam, the Northern Mariana Islands, the U.S. Virgin Islands, Puerto Rico, the Kingdom of Spain, the Republic of Singapore and the Republic of France. MBIA Assurance is licensed to do insurance business in France and is subject to regulation under the corporation and insurance laws of the Republic of France. MBIA Assurance has used the provisions of the Third Non-life Insurance Directive to operate in the United Kingdom both on a services and branch basis and is, to a limited extent, subject to supervision by the Financial Services Authority. The extent of state insurance regulation and supervision varies by jurisdiction, but New York, Illinois and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies. These laws prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. is required to file detailed annual financial statements with the New York Insurance Department and similar supervisory agencies in each of the other jurisdictions in which it is licensed. The operations and accounts of MBIA Corp. are subject to examination by these regulatory agencies at regular intervals.

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

     The laws and regulations of these states also limit both the aggregate and individual municipal bond and asset-backed securities risks that MBIA Corp. may insure on a net basis. California, Connecticut, Florida, Illinois and New York, among other things, limit insured average annual debt service on insured municipal bonds with respect to a single entity and backed by a single revenue source (net of qualifying collateral and reinsurance) to 10% of policyholders' surplus and contingency reserves. California, Connecticut, Florida, Illinois and New York also limit the net insured unpaid principal on a municipal bond issued by a single entity and backed by a single revenue source to 75% of policyholders' surplus and contingency reserves. California, Connecticut, and New York, among other things, require that the lesser of the insured average debt service and the insured unpaid principal (reduced by the extent to which unpaid principal of the supporting assets exceeds the insured unpaid principal), divided by nine, on each issue of asset-backed securities issued by a single entity shall not exceed 10% of policyholders' surplus and contingency reserves, while Florida limits insured unpaid principal for any one risk to 10% of policyholders' surplus and contingency reserves. In New Jersey, Virginia and Wisconsin, the average annual debt service on any single issue of municipal bonds (net of reinsurance) is limited to 10% of policyholders' surplus. Other states that do not explicitly regulate financial guarantee or municipal bond insurance do impose single risk limits which are similar in effect to the foregoing.

     Under New York, California, Connecticut, Florida, Illinois, New Jersey and Wisconsin law, aggregate insured unpaid principal and interest under policies insuring municipal bonds (in the case of New York, California, Connecticut, Florida and Illinois, net of reinsurance) are limited to certain multiples of policyholders' surplus and contingency reserves. New York, California, Connecticut, Florida, Illinois and other states impose a 300:1 limit for insured municipal bonds, although more restrictive limits on bonds of other types do exist. For example, New York, California, Connecticut and Florida impose a 100:1 limit for certain types of non-municipal bonds. Under New York, California, Connecticut, Florida, and New Jersey law, aggregate insured unpaid principal and interest under policies insuring asset-backed securities (again, in the case of New York, California, Connecticut, and Florida, net of reinsurance) are limited to certain multiples of policyholders' surplus and contingency reserves. New York, California, Connecticut, and other states impose a 150:1 limit for insured investment grade asset-backed securities, although more restrictive limits on asset-backed securities of other types exist. For example, New York, California, Connecticut, and Florida impose a 50:1 limit for non-investment grade asset-backed securities.

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

     Prior approval by the New York Insurance Department is required for any entity seeking to acquire "control" of the Company, MBIA Corp., or CapMAC. Prior approval by the Illinois Department of Insurance is required for any entity seeking to acquire "control" of the Company, MBIA Corp., MBIA Illinois, or CapMAC. In many states, including New York and Illinois, "control" is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled by an entity, although the supervisory agency may find that "control" in fact does or does not exist when an entity owns or controls either a lesser or greater amount of securities.

     The laws of New York regulate the payment of dividends by MBIA Corp. and provide that a New York domestic stock property/casualty insurance company (such as MBIA Corp.) may not declare or distribute dividends except out of statutory earned surplus. New York law provides that the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders' surplus, as shown by the most recent statutory financial statement on file with the New York Insurance Department, or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent of Insurance approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings. See Note 16 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

     The foregoing dividend limitations are determined in accordance with Statutory Accounting Practices ("SAP"), which generally produce statutory earnings in amounts less than earnings computed in accordance with Generally Accepted Accounting Principles ("GAAP"). Similarly, policyholders' surplus, computed on a SAP basis, will normally be less than net worth computed on a GAAP basis. See Note 9 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

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

     To the extent that specific insured issues are identified as currently or likely to be in default, the present value of the expected payments, including costs of settlement, net of expected recoveries, is allocated within the total loss reserve as a case basis reserve. For the past three years, the total reserve has been calculated by applying a loss factor, determined based on an independent research agency study of bond defaults, to net incurred debt service written. Beginning with 2002, to more accurately match the recognition of incurred losses with the related premium revenue, the formula has been altered so that the Company will begin to reserve based upon a percentage of earned premiums instead of a percentage of net debt service written. The formula will be reviewed on a regular basis. At December 31, 2001, $210.9 million (which reflects anticipated recoveries) of the $483.3 million reserve for loss and loss adjustment expenses represents case basis reserves, and, of the case basis reserves, $215.0 million is attributable to a health care facility in Pennsylvania and four tax lien transactions (on which no recoveries are expected). The remaining case basis reserves represent various housing financings and structured finance transactions, the largest of which is $5.6 million. Both MBIA Illinois and CapMAC are currently inactive and their insurance business is in run-off. MBIA Corp. has reinsured their respective net liabilities on financial guarantee insurance business and maintains required reserves in connection therewith.

     The reserves for losses and loss adjustment expenses are based on estimates, and there can be no assurance that the ultimate liability will not exceed such estimates. To the extent that actual case losses for any period are less than the unallocated portion of the total loss reserve, there will be no impact on the Company's earnings for that period other than an addition to the reserve which results from applying the formula discussed above. To the extent that case losses, for any period, exceed the unallocated portion of the total loss reserve, the excess will be charged against the Company's earnings for that period.

SAP Ratios

     The financial statements in this Form 10-K are prepared on the basis of GAAP. For reporting to state regulatory authorities, SAP is used. See Note 9 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

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

                                                           Years Ended December 31,
                                           1997        1998          1999        2000        2001
MBIA Corp.
   Loss ratio                               1.2%        8.0%         12.3%         6.2%       9.3%
   Expense ratio                           21.2        16.8          23.6         22.1       13.4
   Combined ratio                          22.4        24.8          35.9         28.3       22.7
Financial guarantee industry (1)
   Loss ratio                               8.3%       22.8%          4.2%         4.0          *
   Expense ratio                           28.1        22.7          24.1         27.9          *
   Combined ratio                          36.4        45.5          28.3         31.9          *

__________________________
(1) Industry statistics were taken from the 2000 Industry Financial Results of the Association of Financial Guaranty Insurors.

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

     Net insurance in force, qualified statutory capital (which is comprised of policyholders' surplus and the contingency reserve), and policyholders' leverage ratios for MBIA Corp. and for the financial guarantee industry are shown in the table below:

                                                               As of December 31,
                                              1997           1998             1999           2000         2001
                                                             (Dollars in millions)
MBIA Corp.
   Net insurance in force               $  513,736     $  595,895       $  635,883     $  680,878     $722,408
   Qualified statutory capital               3,140          3,741            4,152          4,505        4,940
   Policyholders' leverage ratio             164:1          159:1            153:1          151:1        146:1
Financial guarantee industry (1)
   Net insurance in force               $1,262,697     $1,416,433       $1,616,226      1,639,829            *
   Qualified statutory capital               8,851          9,833           11,139         11,845            *
   Policyholders' leverage ratio             143:1          144:1            145:1          138:1            *


___________________________
(1) Industry statistics were taken from the 2000 Industry Financial Results of the Association of Financial Guaranty Insurors.
     * Not available.

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

MBIA Corp. Insurance Policies

     Virtually all of the insurance policies issued by MBIA Corp., MBIA Assurance, MBIA Illinois and CapMAC provide an unconditional and irrevocable guarantee of the payment to a designated paying agent for the holders of the insured obligations of an amount equal to the principal of and interest or other amounts due on the insured obligations that have not been paid. In the event of a default in payment of principal, interest or other insured amounts by an issuer, the insurance company promises to make funds available in the amount of the default on the next business day following notification. Each insurance company has a Fiscal Agency Agreement with a bank which provides for this payment upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer. Even if the holders are permitted by the terms of the insured obligations to have the full amount of principal, accrued interest or other amounts due, declared due and payable immediately in the event of a default, the insurer is required to pay only the amounts scheduled to be paid, but not in fact paid, on each originally scheduled payment date.

Rating Agencies

         Moody's, S&P, Fitch and RII perform periodic reviews of MBIA Corp. and other companies providing financial guarantee insurance. Their reviews focus on the insurer's operations, financial conditions, underwriting policies and procedures and on the issues insured. Additionally, each rating agency has certain criteria as to exposure limits and capital requirements for financial guarantors.

         The rating agencies have confirmed their Triple-A claims-paying ratings assigned to MBIA Corp., CapMAC, MBIA Illinois and to MBIA Assurance in every year since those ratings were granted. The ratings for MBIA Illinois and CapMAC are based in significant part on reinsurance agreements between MBIA Corp. and MBIA Illinois and MBIA Corp. and CapMAC, respectively. The rating of MBIA Assurance is based in significant part on the reinsurance agreement between MBIA Corp. and MBIA Assurance and the net worth maintenance agreement between the two parties. See "Business-Reinsurance."

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

         Competition
         -----------

         The businesses engaged in by MBIA Corp. are highly competitive. MBIA Corp. faces competition from other financial guarantee insurance companies, other providers of third-party credit enhancement, such as multi-line insurance companies and banks, and alternative executions which do not employ third-party credit enhancement. To the extent that there is no increase in the dollar volume of obligations that require guaranties, increased competition, either in terms of price or new providers of credit enhancement, would likely have an adverse effect on MBIA Corp.'s business. See "Business - Competition".

         Effect of September 11
         ----------------------

         In addition to the tragic loss of life, the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 disrupted and are expected to continue to disrupt commerce worldwide. These events have had a direct material adverse impact on certain industries and on general economic activity.

         The Company has exposure in certain sectors that will suffer increased stress as a direct result of these events. The Company's exposure to New York City and New York State and their respective agencies, to domestic airports and to domestic enhanced equipment trust certificate aircraft securitizations has experienced increased stress as a result of these events, including a downgrading of the ratings of some of the underlying issuers. Other exposures that depend on revenues from business and personal travel, such as bonds backed by hotel taxes and car rental fleet securitizations, are also likely to see direct increased stress as a result of these events. In addition, certain other sectors in which the Company has insured exposure such as consumer loan securitizations (e.g., home equity, auto loan and credit card transactions) and certain collateralized debt obligations backed by high yield bonds have seen increased delinquencies and defaults in the underlying pools of loans.

         In accordance with the Company's underwriting criteria, transactions insured by the Company are structured to endure significant stress under various stress assumptions, including an assumed economic recession. The Company has assessed each of its related portfolio exposures and, based on the transaction structures and on the Company's evaluation of the likely effects and impact of these events, the Company believes at this time that it will not incur any material losses due to these events. There can be no assurance, however, that the Company will not incur material losses due to these exposures if the economic stress caused by these events in certain sectors is more severe than the Company currently foresees and had assumed in underwriting its exposures.

         Market and Other Factors
         ------------------------

         The demand for financial guarantee insurance depends upon many factors, some of which are beyond the control of MBIA Corp. While all the major financial guarantee insurers have triple-A claims-paying ability ratings from the major rating agencies, investors may from time to time distinguish among financial guarantors on the basis of various factors, including size, insured portfolio concentration and financial performance. These distinctions may result in differentials in trading levels for securities insured by particular financial guarantors which, in turn, may provide a competitive advantage to those financial guarantors with better trading characteristics. Conversely, various investors may, due to regulatory or internal guidelines, lack additional capacity to purchase securities insured by certain financial guarantors, which may provide a competitive advantage to guarantors with fewer insured obligations outstanding.

         Prevailing interest rate levels affect demand for financial guarantee insurance to the extent that lower interest rates are accompanied by narrower spreads between insured and uninsured obligations. The purchase of insurance during periods of relatively narrower interest rate spreads will generally provide lower cost savings to the issuer than during periods of relatively wider spreads. These lower cost savings could be accompanied by a corresponding decrease in demand for financial guarantee insurance. However, historically, the level of refundings during lower interest rate periods has increased the demand for insurance.

         The perceived financial strength of financial guarantee insurers also affects demand for financial guarantee insurance. Should a major financial guarantee insurer, or the industry generally, have its claims-paying ability rating lowered, or suffer for some other reason deterioration in investors' confidence, demand for financial guarantee insurance may be reduced significantly.

         Premium rates are affected by factors such as the insurer's appraisal of the insured credit, the spread between interest rates prevailing on insured and uninsured obligations and capital charges associated with these exposures as determined by the rating agencies and regulators, as well as competition for such business among financial guarantee insurance providers and other forms of credit enhancement. Lower interest rates generally result in lower premium amounts to the extent that premium amounts are based on the total dollar amount of principal interest and other amounts insured.

         Regulation
         ----------

         The financial guarantee insurance industry has historically been and will continue to be subject to the direct and indirect effects of governmental regulation, including changes in tax laws and legal precedents affecting asset-backed and municipal obligations. No assurance can be given that future legislative regulatory or judicial changes will not adversely affect MBIA Corp.'s business. See "Business - Regulation" for a description of current insurance regulations affecting MBIA Corp.

         Adequacy of Loss Reserves
         -------------------------

         The financial guarantees issued by MBIA Corp. insure the financial performance of the obligations guaranteed over an extended period of time, in some cases over 30 years, under policies that MBIA Corp. cannot cancel. As a result of the lack of statistical loss data due to the low level of losses in MBIA Corp.'s financial guarantee business and in the financial guarantee industry in general, particularly in the structured asset-backed area, MBIA Corp. does not use traditional actuarial approaches to determine its loss reserves. Instead, a general loss reserve is established in an amount deemed adequate to cover the expected levels of losses and loss adjustment expense on MBIA's overall portfolio. The size of the general loss reserve is determined by a formula, the components of which are reviewed regularly. Management believes that the current level of general loss reserves is adequate to cover the estimated liability for claims and the related adjustment expenses with respect to financial guarantees issued by MBIA Corp. The establishment of the appropriate level of loss reserves is an inherently uncertain process involving numerous estimates and subjective judgments by management, and therefore there can be no assurance that losses in MBIA Corp.'s insured portfolio will not exceed the loss reserves. Losses from future defaults, depending on their magnitude, could have a material adverse effect on the results of operations and financial condition of MBIA Corp. See "Business - Losses and Reserves".

         Realization of Installment Premiums
         -----------------------------------

         Due to the annuity nature of a significant percentage of its premium income, MBIA Corp. has an embedded future revenue stream. The amount of installment premiums actually realized by MBIA Corp. could be reduced in the future due to factors such as early termination of insurance contracts or accelerated prepayments of underlying obligations. Although increases in installment premium due to renewals of existing insurance contracts historically have been greater than reductions, there can be no assurance that future circumstances might not cause a net reduction overall, resulting in lower revenues.

         Reinsurance
         -----------

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

         Anti-Takeover Provisions
         ------------------------

         The Company's Charter and Bylaws contain special notice and other provisions the effect of which could be to discourage non-negotiated takeover attempts, which takeovers some stockholders might otherwise deem to be in their interests.

         Given the importance of MBIA Corp.'s triple-A ratings to the Company's business, as a practical matter, a change of control would require confirmation in advance from the rating agencies that such transaction would not result in a downgrading of the claims-paying ability rating assigned to MBIA Corp. The Company's Rights Plan originally adopted to deter non-negotiated takeovers, expired in December 2001. The Board elected not to renew the Rights Plan.

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

        Investment Management Services Businesses
        -----------------------------------------

        The Company's Investment Management Services businesses have grown as a proportion of its overall business (see "Investment Management Businesses"). As their contribution continues to grow, events that negatively affect the performance of the Investment Management Services businesses could affect the overall performance of the Company.

Capital Facilities

         MBIA Corp. is party to a Credit Agreement, dated as of December 29, 1989 (the "Credit Agreement"), with various highly rated banks to provide MBIA Corp. with an unconditional, irrevocable line of credit to cover losses in excess of a specified amount with respect to its public finance policies. The line of credit is available to be drawn upon by MBIA Corp., in an amount up to $900 million, after MBIA Corp. has incurred, during the period commencing October 27, 2001 and ending October 31, 2008, cumulative losses (net of any recoveries) in excess of $900 million or 5.6% of average annual debt service in respect of MBIA Corp.'s public finance policies. The obligation to repay loans made under the Credit Agreement is a limited recourse obligation of MBIA Corp. payable solely from, and secured by a pledge of, recoveries realized on defaulted insured public finance obligations, from certain pledged installment premiums and other collateral. Borrowings under the Credit Agreement are repayable on the expiration date of the Credit Agreement. The current expiration date of the Credit Agreement is October 31, 2008, subject to annual extensions under certain circumstances. The Credit Agreement contains covenants that, among other things, restrict MBIA Corp.'s ability to encumber assets or merge or consolidate with another entity.

         In 2001, the Company also entered into a $150 million soft capital facility with certain highly rated reinsurers. Under this facility, the Company has the right to issue, and the reinsurers have the obligation to purchase (subject to certain conditions), preferred stock or variable rate subordinated notes in a par amount that is equal to the amount by which losses incurred by MBIA Corp. during the term of the facility with respect to substantially all of its insured book exceed a certain specified level (the "Attachment Point"), up to $150 million in the aggregate,. The facility has an initial term of ten years and is expected to be extended annually. The Attachment Point is reset annually as of December 31 as a percentage of MBIA Corp.'s insured portfolio. As of December 31, 2001, the Attachment Point was $1.65 billion.

         In 2001, MBIA Corp. also entered into a $211 million excess of loss reinsurance facility with certain highly rated reinsurers. Under this facility, the reinsurers have agreed to reimburse MBIA Corp. for all losses, up to $211 million in the aggregate, incurred by MBIA Corp. during the term of the reinsurance agreement with respect to its structured finance policies in excess of a certain specified level (the "Stop Loss Attachment Point"). The facility has an initial term of seven years and is expected to be extended annually. The Stop Loss Attachment Point is reset annually as of December 31 as a percentage of MBIA Corp.'s insured portfolio. As of December 31, 2001, the Stop Loss Attachment point was $900 million, increasing to $1.01 billion in January, 2002.

Employees

         As of March 21, 2002, the Company had 601 employees. No employee is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.


Executive Officers

         The executive officers of the Company and their present ages and positions with the Company are set forth below.

     Name                          Age          Position and Term of Office
     ----                          ---          ---------------------------
     Joseph W. Brown               53           Chairman and Chief Executive Officer (officer since January,  1999)
     Gary C. Dunton                46           President (officer since January, 1998)
     Richard L. Weill              59           Vice President (officer since 1989)
     Neil G. Budnick               47           Vice President and Chief Financial Officer (officer since 1992)
     John B. Caouette              57           Vice President (officer since February, 1998)
     Ram D. Wertheim               47           Vice President and General Counsel (officer since January, 2000)
     Kevin D. Silva                48           Vice President and Chief Administrative Officer (officer since 1995)
     Ruth M. Whaley                46           Vice President and Chief Risk Officer (officer since 1999)
     Robert T. Wheeler             59           Vice President and Chief Technology Officer (officer since May, 2000)
     John S. Pizzarelli            46           Vice President (officer since November, 2000)
     Mark S. Zucker                53           Vice President (officer since November, 2000)

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

         Richard L. Weill is Vice President and Secretary of the Company. Mr. Weill joined the Company in 1989 and since that time has held a variety of positions.

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

         John S. Pizzarelli is Vice President of the Company and head of the Public Finance Division. Since joining MBIA Corp. in 1985, he has been primarily involved in the public finance area.

         Mark D. Zucker is Vice President of the Company and head of the Structured Finance Division. Prior to joining the Company he was Chief Credit Officer - Investment Banking at Rabobank International.


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


Item 3.  Legal Proceedings

         In the normal course of operating its businesses, the Company may be involved in various legal proceedings. Several class-action lawsuits have been filed naming securitization trusts insured by MBIA Corp. as defendants. Various allegations have been made against the originators of the mortgage loans which are the assets of these trusts including violations of state and federal truth in lending laws. Although the Company has not been named in these suits, as the insurer we are monitoring them and assisting in their defense. We do not expect there to be any material losses in the trusts as a result of these lawsuits, but no assurances can be given as to the potential outcome of these actions. There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party. See "Capital Asset" for a description of certain litigation against the Company and certain of its subsidiaries related to its investment in Capital Asset.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.


                                     PART II
                                     -------


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

         The information concerning the market for the Company's Common Stock and certain information concerning dividends appears under the heading "Shareholder Information" on page 62 of the Company's 2001 Annual Report to Shareholders and is incorporated herein by reference. As of March 21, 2002, there were 851 shareholders of record of the Company's Common Stock. The information concerning dividends on the Company's Common Stock is under "Business - Regulation" in this report.

Item 6.  Selected Financial Data

         The information under the heading "Selected Financial and Statistical Data" as set forth on pages 26-27 of the Company's 2001 Annual Report to Shareholders is incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth on pages 28-37 of the Company's 2001 Annual Report to Shareholders is incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

         See the information under the heading "Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth on page 37 of the Company's 2001 Annual Report to Shareholders which is incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

         The consolidated financial statements of the Company, the Report of Independent Accountants thereon by PricewaterhouseCoopers LLP and the unaudited "Quarterly Financial Information" are set forth on pages 38-60 of the Company's 2001 Annual Report to Shareholders and are incorporated by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure

         None.


                                    PART III
                                    --------


Item 10. Directors and Executive Officers of the Registrant

         Information regarding directors is set forth under "Election of Directors" in the Company's Proxy Statement, dated April 3, 2002, which is incorporated by reference.

         Information regarding executive officers is set forth under Item 1, "Business - Executive Officers," in this report.

Item 11. Executive Compensation

         Information regarding compensation of the Company's executive officers is set forth in the "Report of the Compensation and Organization Committee on Executive Compensation" and in the five compensation tables in the Company's Proxy Statement, dated April 3, 2002, which is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information regarding security ownership of certain beneficial owners and management is set forth under "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Company's Proxy Statement, dated April 3, 2002, which is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

         Information regarding relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated April 3, 2002, which is incorporated by reference.

                                     PART IV
                                     -------
Item 14.

               (a) Financial Statements and Financial Statement Schedules and
                   Exhibits.

         1.    Financial Statements
               --------------------

         MBIA Inc. has incorporated by reference from the 2001 Annual Report to Shareholders the following consolidated financial statements of the Company:

                                                                                  Annual Report to Shareholders
                                                                                              Page(s)
        MBIA INC. AND SUBSIDIARIES

        Report of independent accountants.                                                      38
        Consolidated balance sheets as of  December 31, 2001 and                                39
        2000.
        Consolidated statements of income for the years ended                                   40
        December 31, 2001, 2000 and 1999.
        Consolidated statements of changes in shareholders'                                     41
        equity for the years ended December 31, 2001, 2000 and 1999.
        Consolidated statements of cash flows for the years                                     42
        ended December 31, 2001, 2000 and 1999.
        Notes to consolidated financial statements.                                           43-60


         2.    Financial Statement Schedules
               -----------------------------

               The following financial statement schedules are filed as part of this report.

         Schedule        Title
         --------        -----
         I.              Summary of investments, other than investments in
                         related parties, as of  December 31, 2001.
         II              Condensed financial information of Registrant for
                         December 31, 2001, 2000 and 1999.
         IV.             Reinsurance for the years ended December 31, 2001, 2000
                         and 1999.

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

               3.        Articles of Incorporation and By-Laws.
                         -------------------------------------

               3.1. Restated Certificate of Incorporation, dated August 17, 1990, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Comm. File 1-9583) (the "1990 10-K"), as amended December 20, 1995, incorporated by reference to Exhibit
3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Comm. File 1-9583) (the "2000 10-K"), as further amended September 5, 2001.

           3.2. By-Laws as Amended as of March 19, 1998, incorporated by reference to Exhibit 3.2 of the 1998 10-K.

           4.     Instruments Defining the Rights of Security Holders, including
                  --------------------------------------------------------------
Indentures.
-----------

           4.1 Indenture, dated as of August 1, 1990, between MBIA Inc. and The First National Bank of Chicago, Trustee, incorporated by reference to
Exhibit 10.72 to the 1992 10-K.

           4.2 Bond Purchase and Paying Agent Agreement between MBIA Inc. and various banks, entered into as of December 12, 2000 in connection with CHF 175,000,000 4.5% Bonds, due June 15, 2010, incorporated by reference to Exhibit
4.2 to the 2000 10-K.

           10.    Material Contracts
                  ------------------

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

           10.02. Note Subscription Agreement and Preferred Shares Subscription Agreement, both dated as of December 27, 2001 between MBIA Inc. and certain reinsurers.

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

           10.04. First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994, incorporated by reference to Exhibit 10.63 to the 1994 10-K, as further amended by the Second Amendment to the First Restated Credit Agreement, dated as of January 1, 1996, and as further amended by the Third Amendment to the First Restated Credit Agreement, dated as of October 1, 1996, incorporated by reference to Exhibit
10.57 to the 1996 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of October 1, 1997, incorporated by reference to Exhibit 10.46 to the 1997 10-K, as further amended by the First Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 1998, incorporated by reference to Exhibit 10.13 to the 1998 10-K, as further amended and restated by the Second Amendment to the Second Amended and Restated Credit Agreement, dated as of October 29, 1999, incorporated by reference to
Exhibit 10.13 to the 1999 10-K, as further amended and restated by the Third Amendment to the Second Amendment and Restated Credit Agreement, dated as of October 27, 2000, incorporated by reference to Exhibit
10.04 to the 2000 10-K, as further amended by the Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of October 31, 2001.

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

           10.14. Credit Agreement (364 day agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.33 to the 1998 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August 2000, incorporated by reference to Exhibit 10.14 to the 2000 10-K, as further amended by the First Amendment, dated as of February 9, 2001, the Second Amendment to the Credit Agreement, dated as of July 31, 2001, and the Third Amendment, dated as of December 7, 2001.

           10.15. Credit Agreement (5 year agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.34 to the 1998 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August 2000, incorporated by reference to Exhibit 10.15 to the 2000 10-K as further amended by the First Amendment, dated as of February 9,

2001, the Second Amendment to the Credit Agreement, dated as of July 31, 2001, and the Third Amendment, dated as of December 7, 2001.

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

           10.19. ISDA Master Agreement, dated May 2, 2000, between Deutsche Bank AG and MBIA Inc., as supplemented by the Schedule to the ISDA Master Agreement and the Credit Support Annex, incorporated by reference to Exhibit
10.19 to the 2000 10-K.

     Executive Compensation Plans and Arrangements

     The following Exhibits identify all existing executive compensation plans and arrangements:

           10.20. MBIA Inc. 2000 Stock Option Plan, effective May 11, 2000, incorporated by reference to Exhibit 10.20 to the 2000 10-K.

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

           10.22. MBIA Inc. Employees Pension Plan, amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.28 of the Company's Amendment No. 1 to the 1987 S-1, as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Comm. File No. 1-9583) (the "1991 10-K"), as further amended and restated effective January 1, 1994, incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994 (Comm. File No. 1-9583) (the "1994 10-K")).

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

           10.26. MBIA Inc. 1996 Incentive Plan, effective as of January 1, 1996, incorporated by reference to Exhibit 10.70 to the 1995 10-K.

           10.27. MBIA Inc. 1996 Directors Stock Unit Plan, effective as of December 4, 1996, incorporated by reference to Exhibit 10.70 to the 1996 10-K.

           10.28. CapMAC Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.18 to the CapMAC Form S-1, as Amended and Restated, effective January 1, 1999, incorporated by reference to Exhibit 10.28 to the 2000 10-K.

           10.29. CapMAC Employee Stock Ownership Plan Trust Agreement, incorporated by reference to Exhibit 10.19 to the CapMAC Form S-1, as amended by Amendment No. 2 to the CapMAC Employee Stock Ownership Plan, executed December 22, 1998, incorporated by reference to Exhibit 10.25 to the 1998 10-K.

           10.30. ESOP Loan Agreement by and between MBIA Inc. and the CapMAC Employee Stock Ownership Plan Trust, dated June 30, 1999, incorporated by reference to Exhibit 10.30 to the 2000 10-K.

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

           10.46. Key Employee Employment Protection Agreement between MBIA Inc. and John S. Pizzarelli, dated March 14, 2000, incorporated by reference to
Exhibit 10.46 to the 2000 10-K.

           10.47. Key Employee Employment Protection Agreement between MBIA Inc. and Ram D. Wertheim, dated January 24, 2000, incorporated by reference to
Exhibit 10.47 to the 2000 10-K.

           10.48. Key Employee Employment Protection Agreement between MBIA Inc. and Robert T. Wheeler, dated April 17, 2000, incorporated by reference to
Exhibit 10.48 to the 2000 10-K.

           10.49. Key Employee Employment Protection Agreement between MBIA Inc. and Mark S. Zucker, dated March 14, 2000, incorporated by reference to Exhibit
10.49 to the 2000 10-K.

           10.50 MBIA Inc. Restricted Stock Plan for Non-Employee Directors, effective as of March 21, 2002, incorporated by reference to the MBIA Inc. Form S-8 filed on March 14, 2002 (Reg. No. 333-84300) (the"2002 S-8").

           10.51 Amended and Restated Deferred Compensation and Stock Ownership Plan for Non-Employee Directors, effective as of March 21, 2002, incorporated by reference to the 2002 S-8.

           13. Annual Report to Shareholders of MBIA Inc. for fiscal year ended December 31, 2001. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this report.

           21.    List of Subsidiaries

           23.    Consent of PricewaterhouseCoopers LLP

           99.    Additional Exhibits - MBIA Corp. GAAP Financial Statements

           (b) Reports on Form 8-K: The Company filed no report on Form 8-K in the fourth quarter of 2001.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MBIA Inc.
                                  (Registrant)

Dated:   March 29, 2002                 By   /s/Joseph W. Brown
                                          --------------------------------------
                                          Name: Joseph W. Brown
                                          Title: Chairman

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

                Signature                                 Title                                Date
                ---------                                 -----                                ----
               /s/ Joseph W. Brown                 Chairman and Director                   March 29, 2002
------------------------------------------
               Joseph W. Brown

               /s/ Douglas C. Hamilton              Vice President and                     March 29, 2002
------------------------------------------              Controller
               Douglas C. Hamilton

               /s/David H. Elliott                       Director                          March 29, 2002
------------------------------------------
               David H. Elliott

               /s/David C. Clapp                         Director                          March 29, 2002
------------------------------------------
               David C. Clapp

               /s/Gary C. Dunton                         Director                          March 29, 2002
------------------------------------------
               Gary C. Dunton

               /s/Claire L. Gaudiani                     Director                          March 29, 2002
------------------------------------------
               Claire L. Gaudiani

               /s/William H. Gray, III                   Director                          March 29, 2002
------------------------------------------
               William H. Gray, III

               /s/Freda S. Johnson                       Director                          March 29, 2002
------------------------------------------
               Freda S. Johnson

               /s/Daniel P. Kearney                      Director                          March 29, 2002
------------------------------------------
               Daniel P. Kearney

               /s/James A. Lebenthal                     Director                          March 29, 2002
------------------------------------------
               James A. Lebenthal

               /s/John A. Rolls                          Director                          March 29, 2002
------------------------------------------
               John A. Rolls

                      Report of Independent Accountants on
                          Financial Statement Schedules

  To the Board of Directors of MBIA Inc.:

  Our audits of the consolidated financial statements referred to in our report dated February 1, 2002 appearing in the 2001 Annual Report to Shareholders of MBIA Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

February 1, 2002

                                   SCHEDULE I

                           MBIA INC. AND SUBSIDIARIES
        SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 2001
                                 (In thousands)

------------------------------------------------------------------------------------------------------

              Column A                           Column B              Column C            Column D

                                                                                       Amount at which
                                                                         Fair           shown in the
         Type of investment                        Cost                 Value           balance sheet

------------------------------------------------------------------------------------------------------
Fixed-maturities

    Bonds:
        United States Treasury
           and Government
           agency obligations                  $ 1,178,078          $ 1,210,554          $ 1,210,554
        State and municipal
           obligations                           4,265,143            4,330,956            4,330,956
        Corporate and other
           obligations                           6,078,101            6,212,069            6,212,069
        Mortgage-backed                          1,875,537            1,920,557            1,920,557
                                               -----------          -----------          -----------
               Total fixed-maturities           13,396,859           13,674,136           13,674,136

Short-term investments                             706,659              XXXXXXX              706,659

Other investments                                  135,376              XXXXXXX              135,376
                                               -----------          -----------          -----------

               Total investments               $14,238,894              XXXXXXX          $14,516,171
                                               ===========          ===========          ===========

                                   SCHEDULE II

                           MBIA INC. (PARENT COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Condensed Financial Statements

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto.

2.    Significant Accounting Policies

      The Parent company carries its investments in subsidiaries under the equity method.

3.    Dividends from Subsidiaries

      During 2001 and 2000, MBIA Corp. declared and paid dividends of $212.4 million and $197.3 million to MBIA Inc. In 2001, MBIA Asset Management LLC made a distribution of $20.0 million to MBIA Inc. In 2000, MBIA Asset Management Corp. declared and paid dividends of $25.0 million to MBIA Inc.

4.    Obligations under Municipal Investment and Repurchase Agreements

      The municipal investment and repurchase agreement business, as described in footnotes 2 and 19 to the consolidated financial statements of MBIA Inc. and subsidiaries (which are incorporated by reference in the 10-K), is conducted by both the Registrant and its wholly owned subsidiary, MBIA Investment Management Corp.

                                   SCHEDULE II

                           MBIA INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                              December 31, 2001    December 31, 2000
                                                              -----------------    -----------------
                            ASSETS
Investments:
    Municipal investment agreement portfolio
      held as available-for-sale at fair value
      (amortized cost $5,104,478 and $4,452,992)                 $  5,605,181         $  4,263,207
    Municipal investment agreement portfolio
      pledged as collateral at fair value
      (amortized cost $577,790 and $211,214)                          586,915              211,440
    Fixed maturity securities held as available-for-sale
      at fair value (amortized cost $106,496 and $72,607)             106,197               74,594
    Short-term investments, at amortized cost
      (which approximates fair value)                                   4,466              106,001
                                                                 ------------         ------------
        Total investments                                           6,302,759            4,655,242

Cash and cash equivalents                                              30,968               30,684
Securities purchased under agreements
    to resell or borrowed                                                  --              559,624
Investment in and amounts due from
    wholly-owned subsidiaries                                       5,211,729            4,809,122
Accrued investment income                                              64,265               43,299
Receivable for investments sold                                       134,265               11,275
Other assets                                                           34,417               26,776
                                                                 ------------         ------------
        Total assets                                             $ 11,778,403         $ 10,136,022
                                                                 ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Municipal investment agreements                              $  4,790,172         $  3,461,095
    Municipal repurchase agreements                                   699,577              757,643
    Long-term debt                                                    797,512              783,802
    Short-term debt                                                        --               99,992
    Securities sold under agreeements
      to repurchase or loaned                                         557,818              734,624
    Deferred income taxes                                              20,019                8,376
    Payable for investments purchased                                  79,859                5,566
    Dividends payable                                                  22,274               20,205
    Other liabilities                                                  28,534               41,306
                                                                 ------------         ------------
        Total liabilities                                           6,995,765            5,912,609
                                                                 ------------         ------------

Shareholders' Equity:
    Preferred stock, par value $1 per share;
      authorized shares - 10,000,000;
      issued and outstanding shares - none                                 --                   --
    Common stock, par value $1 per share;
      authorized shares - 400,000,000 and 200,000,000;
      issued shares - 151,950,991 and 151,159,943                     151,951              151,160
    Additional paid-in capital                                      1,195,802            1,169,200
    Retained earnings                                               3,415,517            2,934,608
    Accumulated other comprehensive income,
      net of deferred income tax provision
      of $91,222 and $57,141                                          145,321               85,707
    Unallocated ESOP shares                                            (1,983)              (2,950)
    Unearned compensation - restricted stock                          (11,335)             (10,659)
    Treasury stock - 3,516,921 in 2001 and
      3,314,037 shares in 2000                                       (112,635)            (103,653)
                                                                 ------------         ------------
        Total shareholders' equity                                  4,782,638            4,223,413
                                                                 ------------         ------------

        Total liabilities and shareholders' equity               $ 11,778,403         $ 10,136,022
                                                                 ============         ============

    The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                   SCHEDULE II

                           MBIA INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME
                                 (In thousands)

                                                                        Years Ended December 31
                                                                ---------------------------------------
                                                                   2001           2000           1999
                                                                ---------      ---------      ---------
Revenues:
    Net investment income                                       $ 236,837      $ 223,575      $ 188,826
    Net realized gains (losses)                                     7,776          8,386         (8,639)
    Change in fair value of derivative instruments                    476             --             --
    Investment management services income                          31,360         23,088         12,733
    Investment management services realized gains (losses)          3,817         (1,820)         1,185
                                                                ---------      ---------      ---------
      Total revenues                                              280,266        253,229        194,105
                                                                ---------      ---------      ---------

Expenses:
    Interest expense                                               68,021         54,460         52,857
    Operating expenses                                             15,293         19,452        135,737
                                                                ---------      ---------      ---------
      Total expenses                                               83,314         73,912        188,594
                                                                ---------      ---------      ---------

      Gain before income taxes and equity in earnings
        of subsidiaries                                           196,952        179,317          5,511

Benefit for income taxes                                          (26,620)       (16,742)       (17,617)
                                                                ---------      ---------      ---------

      Gain before equity in earnings of subsidiaries              223,572        196,059         23,128

Equity in earnings of subsidiaries                                349,062        332,578        297,402
                                                                ---------      ---------      ---------

      Income before cumulative effect of  accounting change       572,634        528,637        320,530

        Cumulative effect of accounting change                     (2,543)            --             --
                                                                ---------      ---------      ---------

      Net income                                                $ 570,091      $ 528,637      $ 320,530
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

                                   SCHEDULE II

                           MBIA INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Years Ended December 31
                                                                ----------------------------------------------
                                                                    2001              2000             1999
                                                                ------------      -----------      -----------
Cash flows from operating activities:
    Net income                                                  $    570,091      $   528,637      $   320,530
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Equity in undistributed earnings of subsidiaries            (349,062)        (332,578)        (297,402)
        Net realized (gains) losses on sales of investments          (11,593)          (6,566)           7,454
        Benefit for deferred income taxes                             (8,625)            (118)             (52)
        Other, net                                                   (40,011)         (11,421)           1,364
                                                                ------------      -----------      -----------
        Total adjustments to net income                             (409,291)        (350,683)        (288,636)
                                                                ------------      -----------      -----------
        Net cash provided by operating activities                    160,800          177,954           31,894
                                                                ------------      -----------      -----------

Cash flows from investing activities:
    Purchase of fixed-maturity securities                        (13,555,970)      (4,433,020)      (4,776,543)
    Sale of fixed-maturity securities                             13,534,744        4,360,435        4,767,905
    Sale (purchase) of short-term investments                        102,388         (106,001)              --
    Purchases for municipal investment agreement portfolio,
      net of payable for investments purchased                    (9,374,432)      (5,346,474)      (2,541,312)
    Sales from municipal investment agreement portfolio,
      net of receivable for investments sold                       7,684,881        4,754,985        1,324,531
    Contributions to subsidiaries                                     (3,003)            (130)          (3,178)
    Advances to subsidiaries, net                                    (29,271)          56,310          135,690
                                                                ------------      -----------      -----------
    Net cash used by investing activities                         (1,640,663)        (713,895)      (1,092,907)
                                                                ------------      -----------      -----------

Cash flows from financing activities:
    Net (repayment) proceeds from (retirement) issuance
      of long-term debt                                               (3,750)         196,108               --
    Net repayment from retirement of short-term debt                 (99,992)              --               --
    Dividends paid                                                   (87,112)         (80,708)         (79,764)
    Purchase of treasury stock                                        (8,982)         (77,955)         (24,698)
    Proceeds from issuance of municipal
      investment and repurchase agreements                         3,857,293        2,478,519        2,547,714
    Payments for drawdowns of
      municipal investment agreements                             (2,584,400)      (2,141,733)      (1,373,250)
    Securities loaned or sold under
      agreements to repurchase, net                                  382,817          147,422           (7,493)
    Exercise of stock options                                         24,273           23,683           14,616
                                                                ------------      -----------      -----------
    Net cash provided by financing activities                      1,480,147          545,336        1,077,125
                                                                ------------      -----------      -----------

Net increase in cash and cash equivalents                                284            9,395           16,112
Cash and cash equivalents - beginning of year                         30,684           21,289            5,177
                                                                ------------      -----------      -----------
Cash and cash equivalents - end of year                         $     30,968      $    30,684      $    21,289
                                                                ============      ===========      ===========
Supplemental cash flow disclosures:
      Income taxes paid                                         $      2,151      $     1,411      $       149
      Interest paid:
        Long-term debt                                                60,527           52,388           52,338

    The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                   SCHEDULE IV

                           MBIA INC. AND SUBSIDIARIES
                                   REINSURANCE

              for the Years Ended December 31, 2001, 2000 and 1999
                                 (In thousands)

-------------------------------------------------------------------------------------------------------

     Column A         Column B         Column C            Column D        Column E        Column F

                                                                                          Percentage
    Insurance          Gross        Ceded to Other      Assumed from                       of Amount
Premiums Written       Amount            Value         Other Companies    Net Amount     Assumed to Net

-------------------------------------------------------------------------------------------------------
       2001           $839,386         $235,362            $25,840         $629,864           4.1%
       ----           --------         --------            -------         --------           ---

       2000           $641,452         $189,316            $45,956         $498,092           9.2%
       ----           --------         --------            -------         --------           ---

       1999           $590,597         $171,256            $34,274         $453,615           7.6%
       ----           --------         --------            -------         --------           ---

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

                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001
                           Commission File No. 1-9583

--------------------------------------------------------------------------------


                                    MBIA Inc.

                                  Exhibit Index

         3.1. Restated Certificate of Incorporation, dated August 17, 1990, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Comm. File 1-9583) (the "1990 10-K"), as amended December 20, 1995, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Comm. File 1-9583) (the "2000 10-K"), as further amended September 5, 2001.

         10.02. Note Subscription Agreement and Preferred Shares Subscription Agreement, both dated as of December 27, 2001 between MBIA Inc. and certain reinsurers.

         10.04. First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994, incorporated by reference to Exhibit 10.63 to the 1994 10-K, as further amended by the Second Amendment to the First Restated Credit Agreement, dated as of January 1, 1996, and as further amended by the Third Amendment to the First Restated Credit Agreement, dated as of October 1, 1996, incorporated by reference to Exhibit
10.57 to the 1996 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of October 1, 1997, incorporated by reference to Exhibit 10.46 to the 1997 10-K, as further amended by the First Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 1998, incorporated by reference to Exhibit 10.13 to the 1998 10-K, as further amended and restated by the Second Amendment to the Second Amended and Restated Credit Agreement, dated as of October 29, 1999, incorporated by reference to
Exhibit 10.13 to the 1999 10-K, as further amended and restated by the Third Amendment to the Second Amendment and Restated Credit Agreement, dated as of October 27, 2000, incorporated by reference to Exhibit 10.04 to the 2000 10-K, as further amended by the Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of October 31, 2001.

         10.14. Credit Agreement (364 day agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.33 to the 1998 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August 2000, incorporated by reference to Exhibit 10.14 to the 2000 10-K, as further amended by the First Amendment, dated as of February 9, 2001, the Second Amendment to the Credit Agreement, dated as of July 31, 2001, and the Third Amendment, dated as of December 7, 2001.

         10.15. Credit Agreement (5 year agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.34 to the 1998 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August 2000, incorporated by reference to Exhibit 10.15 to the 2000 10-K as further amended by the First Amendment, dated as of February 9, 2001, the Second Amendment to the Credit Agreement, dated as of July 31, 2001, and the Third Amendment, dated as of December 7, 2001.

    13. Annual Report to Shareholders of MBIA Inc. for fiscal year ended December 31, 2001. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this report.

         21.      List of Subsidiaries

         23.      Consent of PricewaterhouseCoopers LLP

         99.      Additional Exhibits - MBIA Corp. GAAP Financial Statements