Form 10-Q
period 2002-03-31
MBIA INC
filed 2002-05-14
CIK 814585

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2002

                                       OR

( ) TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from            to
                                            ----------    ----------

Commission File No. 1-9583         I.R.S. Employer Identification No. 06-1185706

                                    MBIA INC.
                            A Connecticut Corporation
                      113 King Street, Armonk, N. Y. 10504
                                 (914) 273-4545

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing equirements for the past 90 days. Yes X NO
                                             ---

As of May 3, 2002 there were outstanding 147,708,819 shares of Common Stock, par value $1 per share, of the registrant.

                                      INDEX
                                      -----
                                                                          PAGE
                                                                          ----
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)
             MBIA Inc. and Subsidiaries

             Consolidated Balance Sheets - March 31, 2002
                and December 31, 2001                                       3

             Consolidated Statements of Income - Three months
                ended March 31, 2002 and 2001                               4

             Consolidated Statement of Changes in Shareholders' Equity
                -  Three months ended March 31, 2002                        5

             Consolidated Statements of Cash Flows
                -  Three months ended March 31, 2002 and 2001               6

             Notes to Consolidated Financial Statements                   7 - 8

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      9 - 21

PART II      OTHER INFORMATION, AS APPLICABLE

Item 6.      Exhibits and Reports on Form 8-K                              22

SIGNATURES                                                                 23

                                       (2)

                           MBIA INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

                 (Dollars in thousands except per share amounts)

                                                                               March 31, 2002   December 31, 2001
                                                                               --------------   -----------------
Assets
------
   Investments:
     Fixed-maturity securities held as available-for-sale
      at fair value (amortized cost $7,204,669 and $7,274,848)                   $ 7,302,039       $ 7,421,023
     Short-term investments, at amortized cost
      (which approximates fair value)                                                388,284           293,791
     Other investments                                                               116,192           135,376
                                                                                 -----------       -----------
                                                                                   7,806,515         7,850,190
     Investment agreement portfolio held as available-for-sale
      at fair value (amortized cost $5,801,779 and $5,957,089)                     5,854,301         6,079,066
     Investment agreement portfolio pledged as collateral
      at fair value (amortized cost $563,628 and $577,790)                           567,540           586,915
                                                                                 -----------       -----------
        Total investments                                                         14,228,356        14,516,171

   Cash and cash equivalents                                                         113,029           115,040
   Accrued investment income                                                         184,172           181,984
   Deferred acquisition costs                                                        278,352           277,699
   Prepaid reinsurance premiums                                                      515,078           507,079
   Reinsurance recoverable on unpaid losses                                           39,041            35,090
   Goodwill                                                                           90,041            97,772
   Property and equipment, at cost (less accumulated depreciation
     of $75,678 and $72,088)                                                         132,647           129,004
   Receivable for investments sold                                                   114,471           157,864
   Other assets                                                                      149,470           181,982
                                                                                 -----------       -----------
     Total assets                                                                $15,844,657       $16,199,685
                                                                                 ===========       ===========

Liabilities and Shareholders' Equity
------------------------------------
   Liabilities:
     Deferred premium revenue                                                    $ 2,568,574       $ 2,565,096
     Loss and loss adjustment expense reserves                                       529,643           518,389
     Investment agreement obligations                                              5,056,890         5,150,374
     Investment repurchase agreement obligations                                     822,346           904,744
     Long-term debt                                                                  804,386           805,062
     Short-term debt                                                                  33,952            47,751
     Securities sold under agreements to repurchase                                  503,017           555,496
     Current income taxes                                                             60,007            22,419
     Deferred income taxes                                                           226,118           272,665
     Deferred fee revenue                                                             27,046            27,629
     Payable for investments purchased                                                96,023           130,098
     Other liabilities                                                               329,812           417,324
                                                                                 -----------       -----------
      Total liabilities                                                           11,057,814        11,417,047

   Shareholders' Equity:
     Preferred stock, par value $1 per share; authorized shares--10,000,000;
      issued  and outstanding -- none                                                     --                --
     Common stock, par value $1 per share; authorized shares--400,000,000;
       issued shares -- 152,364,390 and 151,950,991                                  152,364           151,951
     Additional paid-in capital                                                    1,211,922         1,195,802
     Retained earnings                                                             3,544,634         3,415,517
     Accumulated other comprehensive income, net of
      deferred income tax provision of $48,230 and $91,222                            63,378           145,321
     Unallocated ESOP shares                                                          (1,285)           (1,983)
     Unearned compensation--restricted stock                                         (16,840)          (11,335)
     Treasury stock -- 4,521,250 and 3,516,921 shares                               (167,330)         (112,635)
                                                                                 -----------       -----------
      Total shareholders' equity                                                   4,786,843         4,782,638

     Total liabilities and shareholders' equity                                  $15,844,657       $16,199,685
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

                                       (3)

                           MBIA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                 (Dollars in thousands except per share amounts)

                                                              Three months ended
                                                                 March 31
                                                        ----------------------------
                                                            2002            2001
                                                        ------------    ------------
Insurance
     Revenues:
        Gross premiums written                          $    186,772    $    184,905
        Ceded premiums                                       (52,315)        (55,149)
                                                        ------------    ------------
           Net premiums written                              134,457         129,756

        Scheduled premiums earned                            124,486         109,793
        Refunding premiums earned                             14,552          10,342
                                                        ------------    ------------
           Premiums earned (net of ceded premiums of
              $44,501 and $38,316)                           139,038         120,135

        Net investment income                                106,199         101,882
        Advisory fees                                          7,089           6,947
                                                        ------------    ------------
           Total insurance revenues                          252,326         228,964

     Expenses:
        Losses and LAE incurred                               14,938          14,222
        Amortization of deferred acquisition costs            11,123           9,611
        Operating                                             18,363          18,535
                                                        ------------    ------------
           Total insurance expenses                           44,424          42,368

     Insurance income                                        207,902         186,596
                                                        ------------    ------------

Investment management services
     Revenues                                                 29,851          31,894
     Expenses                                                 14,076          16,451
                                                        ------------    ------------
     Investment management services income                    15,775          15,443
                                                        ------------    ------------

Municipal services
     Revenues                                                  5,691           5,930
     Expenses                                                  5,604           6,756
                                                        ------------    ------------
     Municipal services income (loss)                             87            (826)
                                                        ------------    ------------

Corporate
     Net investment income                                     2,217           1,776
     Interest expense                                         12,834          15,743
     Corporate expenses                                        4,205           4,620
                                                        ------------    ------------
     Corporate loss                                          (14,822)        (18,587)
                                                        ------------    ------------

Gains and losses
     Net realized losses                                        (836)         (2,116)
     Change in fair value of derivative instruments           11,867          (5,924)
                                                        ------------    ------------
     Net gains and losses                                     11,031          (8,040)
                                                        ------------    ------------

Income before income taxes                                   219,973         174,586

Provision for income taxes                                    58,073          45,392
                                                        ------------    ------------

Income before cumulative effect of accounting changes        161,900         129,194

     Cumulative effect of accounting changes                  (7,731)        (13,067)
                                                        ------------    ------------

Net income                                              $    154,169    $    116,127
                                                        ============    ============

Net income per common share:
     Basic                                              $       1.04    $       0.79
     Diluted                                            $       1.03    $       0.78

Weighted-average common shares outstanding:
     Basic                                               148,052,769     147,925,834
     Diluted                                             149,226,198     149,021,855

    The accompanying notes are an integral part of the consolidated financial statements.

                                       (4)

                           MBIA INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                    For the three months ended March 31, 2002

                     (In thousands except per share amounts)

                                                                                          Accumulated
                                             Common Stock      Additional                    Other       Unallocated
                                          ------------------     Paid-in     Retained    Comprehensive       ESOP
                                           Shares    Amount      Capital     Earnings    Income (Loss)      Shares
                                          -------   --------   ----------   ----------   -------------   -----------

Balance, January 1, 2002                  151,951   $151,951   $1,195,802   $3,415,517      $145,321       $(1,983)

Comprehensive income:
  Net income                                   --         --           --      154,169            --            --
  Other comprehensive income (loss):
    Change in unrealized
      appreciation of investments
      net of change in deferred
      income taxes of $(43,934)                --         --           --           --       (81,826)           --
    Change in fair value of
      derivative instruments net of
      change in deferred income
      taxes of $942                            --         --           --           --         1,750            --
    Change in foreign currency
      translation                              --         --           --           --        (1,867)           --

  Other comprehensive loss

Comprehensive income


Treasury shares acquired                       --         --           --           --            --            --

Exercise of stock options                     287        287        9,560           --            --            --

Allocation of  ESOP shares                     --         --           33           --            --           698

Unearned compensation-
  restricted stock                            126        126        6,527           --            --            --

Dividends (declared per common share
  $0.170, paid per common share $0.150)        --         --           --      (25,052)           --            --
                                          -------   --------   ----------   ----------      --------       -------

Balance, March 31, 2002                   152,364   $152,364   $1,211,922   $3,544,634      $ 63,378       $(1,285)
                                          =======   ========   ==========   ==========      ========       =======

                                            Unearned
                                          Compensation-     Treasury Stock         Total
                                           Restricted     ------------------   Shareholders'
                                              Stock       Shares     Amount       Equity
                                          -------------   ------   ---------   -------------

Balance, January 1, 2002                    $(11,335)     (3,517)  $(112,635)    $4,782,638

Comprehensive income:
  Net income                                      --          --          --        154,169
  Other comprehensive income (loss):
    Change in unrealized
      appreciation of investments
      net of change in deferred
      income taxes of $(43,934)                   --          --          --        (81,826)
    Change in fair value of
      derivative instruments net of
      change in deferred income
      taxes of $942                               --          --          --          1,750
    Change in foreign currency
      translation                                 --          --          --         (1,867)
                                                                                 ----------
  Other comprehensive loss                                                          (81,943)
                                                                                 ----------
Comprehensive income                                                                 72,226
                                                                                 ----------

Treasury shares acquired                          --      (1,004)    (54,695)       (54,695)

Exercise of stock options                         --          --          --          9,847

Allocation of  ESOP shares                        --          --          --            731

Unearned compensation-
  restricted stock                            (5,505)         --          --          1,148

Dividends (declared per common share
  $0.170, paid per common share $0.150)           --          --          --        (25,052)
                                            --------      ------   ---------     ----------

Balance, March 31, 2002                     $(16,840)     (4,521)  $(167,330)    $4,786,843
                                            ========      ======   =========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                           2002
                                         ---------
Disclosure of reclassification amount:
  Unrealized appreciation of
    investments arising
    during the period, net of taxes      $ 154,315
  Reclassification adjustment,
    net of taxes                          (236,141)
                                         ---------
  Net unrealized appreciation,
    net of taxes                         $ (81,826)
                                         =========

                                       (5)

                           MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                                     Three months ended
                                                                          March 31
                                                                 --------------------------
                                                                    2002           2001
                                                                 -----------    -----------
Cash flows from operating activities:
  Net income                                                     $   154,169    $   116,127
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    (Increase) decrease in accrued investment income                  (2,188)         6,416
    Increase in deferred acquisition costs                              (653)          (117)
    Increase in prepaid reinsurance premiums                          (7,999)       (14,115)
    Increase in deferred premium revenue                               3,418         23,736
    Increase in loss and loss adjustment expense reserves, net         7,303          9,140
    Depreciation                                                       3,590          3,454
    Amortization of goodwill                                              --          1,639
    Amortization of bond discount, net                                 5,684         (3,359)
    Net realized losses on sale of investments                           836          2,116
    Current income tax provision                                      37,588         38,293
    Deferred income tax benefit                                       (3,556)        (8,228)
    Fair value of derivative instruments                             (11,867)        12,961
    Cumulative effect of accounting changes, net                       7,731         13,067
    Other, net                                                       (34,939)       (12,112)
                                                                 -----------    -----------
    Total adjustments to net income                                    4,948         72,891
                                                                 -----------    -----------
    Net cash provided by operating activities                        159,117        189,018
                                                                 -----------    -----------

Cash flows from investing activities:
  Purchase of fixed-maturity securities, net
    of payable for investments purchased                          (4,553,000)    (4,616,898)
  Sale of fixed-maturity securities, net of
   receivable for investments sold                                 4,402,139      4,407,082
  Redemption of fixed-maturity securities, net of
    receivable for investments redeemed                              143,537        123,625
  (Purchase) sale of short-term investments                          (56,674)        18,975
  Sale (purchase) of other investments                                16,035        (13,307)
  Purchases for investment agreement
    portfolio, net of payable for investments purchased           (1,289,992)    (1,905,563)
  Sales from investment agreement
    portfolio, net of receivable for investments sold              1,503,187      2,045,426
  Capital expenditures, net of disposals                              (7,483)          (793)
  Other, net                                                              --            499
                                                                 -----------    -----------
    Net cash provided by investing activities                        157,749         59,046
                                                                 -----------    -----------

Cash flows from financing activities:
  Net repayment from retirement of short-term debt                   (13,799)       (91,492)
  Dividends paid                                                     (22,142)       (22,412)
  Purchase of treasury stock                                         (54,695)           (67)
  Proceeds from issuance of investment
    and repurchase agreements                                        508,995        744,264
  Payments for drawdowns of investment
    and repurchase agreements                                       (694,604)      (812,515)
  Securities sold under agreements to repurchase, net                (52,479)       (73,300)
  Exercise of stock options                                            9,847          8,758
                                                                 -----------    -----------
    Net cash used by financing activities                           (318,877)      (246,764)
                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents                  (2,011)         1,300
Cash and cash equivalents - beginning of period                      115,040         93,962
                                                                 -----------    -----------
Cash and cash equivalents - end of period                        $   113,029    $    95,262
                                                                 ===========    ===========

Supplemental cash flow disclosures:
  Income taxes paid (refunded)                                   $    20,419    $      (153)
  Interest paid:
    Investment and repurchase agreements                         $    64,920    $    73,682
    Long-term debt                                                    11,131         15,876

   The accompanying notes are an integral part of the consolidated financial statements.

                                       (6)

                           MBIA Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2001 for MBIA Inc. and Subsidiaries (the "Company"). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Business segment results are presented gross of intersegment transactions, which are not material to each segment.

2.   Dividends Declared
     ------------------

     Dividends declared by the Company during the three months ended March 31, 2002 were $25.1 million.

3.   Recent Accounting Pronouncements
     --------------------------------

     Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141, which supercedes Accounting Principles Board Opinion (APB) 16, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and provides specific criteria for initial recognition of intangible assets apart from goodwill. SFAS 142 supercedes APB 17, "Intangible Assets," and requires that goodwill and intangible assets with indefinite lives no longer be amortized but be subject to annual impairment tests in accordance with the Statement. The Statement includes a two-step process aimed at determining the amount, if any, by which the carrying value of a reporting unit exceeds its fair value. Other intangible assets are to be amortized over their useful lives.

     The following table contains a reconciliation of reported net income to net income adjusted for the effect of goodwill amortization for the three months ended March 31, 2001:

                                       (7)

                           MBIA Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

                                                       March 31,   March 31,
                                                         2002        2001
----------------------------------------------------------------------------
Net income (in millions):
As reported                                              $ 154      $ 116
Amortization of goodwill                                    --          2
                                                       ---------------------
Adjusted net income                                      $ 154      $ 118

Net income per share*:
As reported                                              $1.03      $0.78
Excluding amortization of goodwill                       $1.03      $0.79
----------------------------------------------------------------------------

*All earnings per share calculations are diluted.

The Company completed its transitional impairment testing on its existing goodwill as of January 1, 2002 in accordance with the Statement.

Insurance As of January 1, 2002, goodwill in the insurance segment totaled $76.9 million. SFAS 142 requires a two step approach in determining any impairment in goodwill. Step one entails evaluating whether the fair value of a reporting segment exceeds its carrying value. In performing this evaluation the Company determined that the best measure of the fair value of the insurance reporting segment is its book value adjusted for the after-tax effects of net deferred premium revenue net of deferred acquisition costs, and the present value of installments to arrive at adjusted book value. As of January 1, 2002, the Insurance reporting segment's adjusted book value significantly exceeded its carrying value, and thus there was no impairment of its existing goodwill.

Investment Management Services Total goodwill for the investment management services segment totaled $13.1 million as of January 1, 2002. In performing step one of the impairment testing, the fair value of the reporting segment was determined using a multiple of earnings before income tax, depreciation and amortization (EBITDA) as this is a common measure of fair value in the investment management industry. The multiple was determined based on a review of current industry valuation practice. As of January 1, 2002 the fair value of the investment management services reporting segment significantly exceeded the carrying value indicating that goodwill was not impaired.

Municipal Services The municipal services reporting segment had goodwill of $7.7 million as of January 1, 2002. The fair value of the reporting segment was based on net assets. In comparing fair value to carrying value, it was determined that goodwill was potentially impaired. In performing step two of the impairment testing the implied fair value of goodwill was calculated by subtracting the fair value of the net assets from the fair value of the reporting segment. In comparing the implied fair value of goodwill to the carrying amount of goodwill, it was determined that the entire amount was impaired and was therefore written off as of January 1, 2002 and reported as a cumulative effect of accounting change.

                                       (8)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

Overview
--------

MBIA Inc. (MBIA or the Company) is engaged in providing financial guarantee insurance, investment management services and municipal services to public finance clients and financial institutions on a global basis. The Company turned in a solid quarter as we continue to focus on our triple-A ratings, no-loss underwriting standards, and building of shareholder value. Our disciplined approach to pricing and risk selection enabled the Company to post another quarter of profitable business in our insurance segment. Our asset management business posted respectable results in a difficult environment as operating income rose 2%. Looking forward, the Company believes it is well positioned to take advantage of very favorable growth prospects both inside and outside of the United States (U.S.) across all of our business lines.

Forward-Looking and Cautionary Statements
-----------------------------------------

Statements included in this discussion which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1998. The words "believe," "anticipate," "project," "plan," "expect," "intend," "will likely result," "looking forward," or "will continue," and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of their respective dates. The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company's forward-looking statements:

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

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)


Recent Accounting Pronouncements
--------------------------------

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141, which supercedes Accounting Principles Board Opinion (APB) 16, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and provides specific criteria for initial recognition of intangible assets apart from goodwill. SFAS 142 supercedes APB 17, "Intangible Assets," and requires that goodwill and intangible assets with indefinite lives no longer be amortized but be subject to annual impairment tests in accordance with the Statement. The Statement includes a two-step process aimed at determining the amount, if any, by which the carrying value of a reporting unit exceeds its fair value. Other intangible assets are to be amortized over their useful lives.

The Company completed its transitional impairment testing on its existing goodwill as of January 1, 2002 in accordance with the Statement. See Note 3 in the Notes to Consolidated Financial Statements for further discussion of the impact of the adoption of this statement on the financial statements of the Company.

Results of Operations
---------------------

Summary
-------

The Company uses various measures of profitability and intrinsic value in addition to our reported net income and earnings per share, namely, "operating earnings," "core earnings," "adjusted book value" (ABV) and "adjusted direct premium" (ADP), which are not in accordance with accounting principles generally accepted in the United States of America. Operating earnings exclude the effect of realized gains and losses from activity in our investment portfolio, changes in fair value of derivative instruments and the cumulative effect of accounting changes by subtracting these items from our reported net income. Core earnings represent the stricter measurement of our business by deducting all non-operating and non-recurring items. Core earnings is calculated by subtracting the net income effect of premiums earned from refundings from our operating earnings.

     ADP includes our upfront direct premiums as well as the estimated present value of current and future direct premiums from installment-based insurance policies issued during the period and does not include any premiums assumed or ceded.

     ABV is defined as book value plus the after-tax effects of net deferred premium revenue net of deferred acquisition costs, the present value of installment premiums, and the unrealized gains or losses on investment contract liabilities. We view these measures as a meaningful way to assess our performance and the intrinsic value of the Company.

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)



     All common share data have been adjusted to reflect the three-for-two stock split effective April 20, 2001. The following chart presents highlights of our consolidated financial results for the first three months of 2002 and 2001.

                                                  March 31,           March 31,          Percent Change
                                                     2002                2001            2002 vs. 2001
    ----------------------------------------- ------------------- -------------------  --------------------
    Net income (in millions):
      As reported                                      $154               $116                  33%
      Excluding accounting changes                     $162               $129                  25%

    Per share data:*
      Net income:
         As reported                                  $1.03              $0.78                  32%
         Excluding accounting changes                 $1.08              $0.87                  24%

      Operating earnings                              $1.04              $0.90                  16%
      Core earnings                                   $0.98              $0.86                  14%

      Book value                                     $32.39             $29.75                   9%
      Adjusted book value                            $45.50             $41.28                  10%
    ----------------------------------------- ------------------- -------------------  --------------------
     *All earnings per share calculations are diluted.


     Our first quarter reported net income increased 33% which translates to 32% on a per share basis. Excluding the effects of the accounting changes for the adoption of SFAS 133 and SFAS 142, net income and earnings per share increased 25% and 24%, respectively, as a result of the positive mark to market adjustments on our derivative instruments and a decrease in net realized losses compared with the first quarter of 2001. After eliminating the effects of these items, operating earnings increased 16%. Further adjusting operating earnings for the 41% increase in refundings, core earnings per share increased 14% over the first quarter of 2001 due to the 11% growth in pre-tax insurance income.

     Our book value at March 31, 2002 was $32.39 per share, up 9% from $29.75 at March 31, 2001. The increase was due primarily to income from operations partially offset by a decrease in the market value of our investment portfolio and an increase in treasury stock due to the repurchase of shares. A more meaningful measure of a financial guarantee company's intrinsic value is its adjusted book value. Our adjusted book value per share was $45.50 at March 31, 2002, a 10% increase from March 31, 2001. The ABV growth was slightly more than the book value growth due to the 15% growth in the present value of installment premiums.

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

The following table presents the components of our adjusted book value per share:

                                               March 31,        March 31,            Percent Change
                                                  2002             2001              2002 vs. 2001
------------------------------------------- ----------------- ---------------  ----------------------------
Book value                                     $32.39            $29.75                     9%
After-tax value of:
     Net deferred premium
       revenue, net of deferred
       acquisition costs                         7.81              7.40                     6%
     Present value of
       installment premiums*                     4.65              4.03                    15%
     Unrealized gain on
       investment contract
       liabilities                               0.65              0.10                   550%
------------------------------------------- ----------------- ---------------  ----------------------------
Adjusted book value                            $45.50            $41.28                    10%
------------------------------------------- ----------------- ---------------  ----------------------------

*A conservative discount rate of 9% was used to present value installment premiums and provide consistency for both periods.

Insurance Operations
--------------------

The Company's direct par insured, ADP, gross premiums written (GPW) and net premiums written (NPW) for the first quarter of 2002 and 2001 are presented in the following table:

                                               March 31,        March 31,        Percent Change
                                                  2002             2001           2002 vs. 2001
------------------------------------------- ----------------- --------------- ---------------------
Par insured (in billions)                         $ 21            $ 28                (26)%
Premiums written (in millions):
     ADP                                          $155            $232                (33)%
     GPW                                          $187            $185                  1%
     NPW                                          $134            $130                  4%

     In the first quarter of 2002, par insured decreased 26% compared with the first quarter of 2001, reflecting a decrease in our global structured finance business partially offset by an increase in our global public finance business. ADP was down by 33% compared with the first quarter of 2001. Strong growth in the U.S. public finance business was offset by weaker results in the non-U.S. public and global structured finance business. The credit quality of business insured increased again in 2002 as insured credits rated A and above were approximately 83% compared with 80% in 2001. At March 31, 2002, 76% of our outstanding book was rated A and above.

     We estimate the present value of our total installment premium stream on outstanding policies to be $1.1 billion at March 31, 2002, compared with $918 million at March 31, 2001, a 15% increase. The increase is due to the growth in installment premiums for our global structured finance policies and non-U.S. public finance policies.

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

     GPW, as reported in our financial statements, primarily reflects cash receipts and does not include the value of future premium receipts expected from installment policies originated in the period. GPW was $187 million, up 1% over the first quarter of 2001, reflecting an increase in both the U.S. public and structured finance businesses. NPW, which is net of reinsurance ceded to reinsurers, was up 4% as our cession rate decreased to 28% from 30% in the first quarter of 2001.

     Premiums ceded to reinsurers from all insurance operations were $53 million and $55 million for the first three months of 2002 and 2001, respectively. Reinsurance enables MBIA to cede exposure and comply with our single risk and credit guidelines. Most of our reinsurers are rated Double-A or higher by S&P, or Single-A or higher by A. M. Best Co. However, MBIA remains liable on a primary basis for all reinsured risks.

Global Public Finance Market MBIA's par insured and premium writings in both the new issue and secondary global public finance markets are shown in the following table:

       Global                                   March 31,       March 31,         Percent Change
       Public Finance                             2002            2001            2002 vs. 2001
       ------------------------------------- --------------- ---------------  ----------------------
       Par insured (in billions)                   $10             $  8                28%
       Premiums written (in millions):
            ADP                                    $98             $143               (31)%
            GPW                                    $98             $100                (2)%
            NPW                                    $74             $ 72                 2%
       ------------------------------------- --------------- ---------------  ----------------------

     New issuance was higher in the first quarter of 2002 in the domestic public finance market, increasing by 17% to $62 billion compared with $53 billion in the first quarter of 2001. MBIA's global public finance par insured increased by 28% over 2001's first quarter. This increase is due to a 52% increase in U.S. business partially offset by a decrease in business outside the U.S. ADP decreased by 31% due to the decrease in non-U.S. business.

     Global public finance GPW showed a slight decrease of 2% over the first quarter of 2001. While U.S business increased 28%, non-U.S. business decreased 54%. Ceded premiums as a percent of gross premiums decreased from 28% to 24% in the first quarter, a direct result of the decrease in the cession rate on deals insured outside of the U. S. during the quarter. NPW was up 2% due to the decrease in the cession rate.

Global Structured Finance Market Details regarding MBIA's par insured and premium writings in both the new issue and secondary global structured finance markets are shown in the following table:

         Global                                     March 31,        March 31,         Percent Change
         Structured Finance                           2002             2001             2002 vs. 2001
         --------------------------------------- ---------------- ----------------  ----------------------
         Par insured (in billions)                      $11              $20                (46)%
         Premiums written (in millions):
              ADP                                       $57              $89                (36)%
              GPW                                       $89              $85                  5%
              NPW                                       $60              $58                  5%
         --------------------------------------- ---------------- ----------------  ----------------------

     MBIA insured $11 billion of global structured finance par in the first quarter, down from $20 billion in the first quarter of last year. ADP declined 36% which was somewhat less than par reflecting ongoing pricing and risk discipline. First quarter GPW and NPW increased 5% as a result of an increase in U.S business and a flat cession rate. The credit quality of the deals insured in the first quarter continued to be strong with deals rated A and above exceeding 71%.

Premiums Earned The composition of MBIA's premiums earned in terms of its scheduled and refunded components is illustrated as follows:

                                       March 31,        March 31,       Percent Change
         In millions                      2002            2001           2002 vs. 2001
         -------------------------- ----------------- --------------  --------------------
         Premiums earned:
              Scheduled                   $124             $110               13%
              Refunded                      15               10               41%
         -------------------------- ----------------- --------------  --------------------
         Total                            $139             $120               16%

     In 2002, premiums earned from scheduled amortization increased by 13% indicating that the benefits of the increased pricing strategy established in early 1999 are producing solid growth in premium earnings. Global public finance grew 14% and global structured finance grew 13% over the first quarter of 2001.

     Refunded premiums earned increased significantly this year compared with last year, reflecting the lower interest rate environment. When an MBIA-insured bond issue is refunded or retired early, the related deferred premium revenue is earned immediately. The level of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rates of the bond issue, the issuer's desire or ability to modify bond covenants and applicable regulations under the Internal Revenue Code.

Investment Income Our insurance-related investment income (exclusive of realized gains and losses) increased 4% to $106 million in the first quarter of 2002, up from $102 million in the first quarter of 2001. The increase was primarily due to the growth in asset balances.

Advisory Fees The Company collects various advisory fees in connection with certain transactions. The Company also earns advisory fees in connection with its administration of certain third-party-owned special purpose vehicles. Depending upon the type of fee received, the fee is either earned when it is due or deferred and earned over the life of the related transaction. Work, waiver and consent, termination, administrative and management fees are earned when due. Structuring and commitment fees are earned on a straight-line basis over the life of the related insured transaction or commitment period. In the first quarter of 2002, advisory fee revenues remained constant at $7 million, the same as in the first quarter of 2001.

Losses and Loss Adjustment Expenses (LAE) Loss and loss adjustment expense (LAE) reserves are established in an amount equal to the Company's estimate of

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)


identified or case basis reserves and unallocated losses, including costs of settlement, on the obligations it has insured.

     In 2001 the loss and loss adjustment expense was calculated by applying a loss factor to net debt service written. Management determined this factor based on an independent research agency study of bond defaults, which management feels is a reliable source of bond default data.

     Beginning in 2002, the Company refined the manner in which it provides for loss and loss adjustment expenses. The loss reserve factor continues to be based on an independent research agency study of bond defaults. However, the Company started accruing loss and loss adjustment expenses based upon a percentage of earned premiums instead of a percentage of net debt service written. The intent of the change is to better match the recognition of incurred losses with the related revenue. If the new manner of providing for loss and loss adjustment expenses was applied in 2001, the Company would have reserved essentially the same amount as it did under the net debt service written method.

     Case basis reserves are established when specific insured issues are identified as currently or likely to be in default. Such a reserve is based on the present value of the expected loss and LAE payments, net of expected recoveries under salvage and subrogation rights and reinsurance, based on a discount rate of 5.78%. The discount rate is based on the estimated yield of our fixed-income investment portfolio. When a case basis reserve is recorded, a corresponding reduction is made to the unallocated reserve.

     Management of the Company periodically reevaluates its estimates for losses and LAE, and any resulting adjustments are reflected in current earnings. Management believes that the reserves are adequate to cover the ultimate net cost of claims; however, because the reserves are based on estimates, there can be no assurance that the ultimate liability will not exceed such estimates.

     The following table shows the case-specific, reinsurance recoverable and unallocated components of our total loss and LAE reserves at the end of the first quarters of 2002 and 2001 as well as our loss and LAE provision for the first quarters of 2002 and 2001:

                                                         March 31,         March 31,             Percent Change
In millions                                                2002               2001               2002 vs. 2001
---------------------------------------------------- ------------------ ----------------- --- ---------------------
Case-specific:
  Gross                                                   $253                $246                       3%
  Reinsurance recoverable on unpaid losses                  39                  32                      22%
---------------------------------------------------- ------------------ ----------------- --- ---------------------
Net case reserves                                          214                 214                      --
Unallocated reserves                                       277                 263                       5%
---------------------------------------------------- ------------------ ----------------- --- ---------------------
Net loss and LAE reserves                                 $491                $477                       3%
Provision                                                 $ 15                $ 14                       5%

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

Policy Acquisition Costs and Operating Expenses Expenses related to the production of our insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. Our Company's amortization of deferred acquisition costs, general operating expenses and total insurance operating expenses, as well as related expense ratios, are shown below:

                                               March 31,      March 31,       Percent Change
      In millions                                2002           2001           2002 vs. 2001
      ------------------------------------- --------------- -------------  ----------------------
      Amortization of deferred
      acquisition costs                           $11             $10                 16%
      Operating                                    18              19                 (1)%
      ------------------------------------- --------------- -------------  ----------------------
      Total insurance
        operating expenses                        $29             $29                ---

      Expense ratio:
        GAAP                                     21.2%           23.4%
        Statutory                                19.4%           16.3%

     For the first quarter of 2002, the amortization of deferred acquisition costs increased 16% over the first quarter of 2001, reflecting increased amortization of previously deferred expenses. The ratio of policy acquisition costs, net of deferrals, to earned premiums has remained steady at 8%.

     Operating expenses decreased 1% from the first quarter of 2001, reflecting the Company's continuing expense management program. However, this decrease reflects a decrease in goodwill amortization from the adoption of SFAS 142 of $1.6 million.

     Financial guarantee insurance companies use the statutory expense ratio (expenses before deferrals divided by net premiums written) as a measure of expense management. The Company's first quarter 2002 statutory expense ratio of 19.4% is higher than the first quarter 2001 ratio of 16.3% due to the small increase in net premiums written. The GAAP expense ratio of 21.2% decreased compared with the first quarter of 2001 due to the benefit of the adoption of SFAS 142.

Insurance Income The Company's insurance income of $208 million for the first quarter of 2002 increased 11% over the first quarter of 2001 due to the strong growth in earned premiums.

Investment Management Services
------------------------------

Since 1998, ownership of our four investment management companies have been consolidated under MBIA Asset Management, LLC. In the first quarter of 2002, we experienced a slight slow down in growth evidencing a weakening in the equity markets and a tightening of spreads in our municipal investment agreement portfolio. Consolidated revenues were down 6% from last year's first quarter, while expenses were down 14%. As a result, operating income increased 2% over the first quarter of 2001. We ended the quarter with over $38 billion in assets under management, up 4% from

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

the first quarter of 2001. The following table summarizes our consolidated investment management results:

                                              March 31,       March 31,          Percent Change
      In millions                                2002           2001              2002 vs. 2001
      ------------------------------------- --------------- ------------- --- ----------------------
      Revenues                                    $30             $32                    (6)%
      Expenses                                     14              17                   (14)%
      ------------------------------------- --------------- ------------- --- ----------------------
      Operating income                            $16             $15                     2%



     MBIA Asset Management, LLC is comprised of 1838 Investment Advisors, LLC
(1838), MBIA Municipal Investors Service Corp. (MBIA-MISC), MBIA Investment Management Corp. (IMC) and MBIA Capital Management Corp. (CMC). The following provides a summary of each of these businesses:

1838 is a full-service asset management firm with a strong institutional focus. It manages over $11 billion in equity, fixed-income and balanced portfolios for a client base comprised of municipalities, endowments, foundations, corporate employee benefit plans and high-net-worth individuals.

MBIA-MISC provides cash management, investment fund administration and fixed-rate investment placement services directly to local governments and school districts. MBIA-MISC is a Securities and Exchange Commission
(SEC)-registered investment adviser and at March 31, 2002 had $10.8 billion in assets under management, up 13% over March 31, 2001.

IMC provides state and local governments with tailored investment agreements for bond proceeds and other public funds, such as construction, loan origination, capitalized interest and debt service reserve funds. At March 31, 2002 principal and accrued interest outstanding on investment and repurchase agreements and securities sold under agreements to repurchase or loaned was $6.4 billion, compared with $5.1 billion at March 31, 2001. At market value, the assets supporting these agreements were $6.4 billion and $5.3 billion at March 31, 2002 and 2001, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

CMC is a SEC-registered investment adviser and National Association of Securities Dealers member firm. CMC specializes in fixed-income management for institutional funds and provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and the Company's insurance related portfolios. CMC's third-party assets under management were $2.5 billion as of both March 31, 2002 and March 31, 2001.

Municipal Services
------------------

     MBIA MuniServices Company (MBIA MuniServices) delivers revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, audit, collections/recovery, enforcement and information (data) services. During 1999, the

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

Company completed a reorganization of the operations of two of its subsidiaries into one entity, MBIA MuniServices. The municipal services segment also includes Capital Asset Holdings GP, Inc. and certain affiliated entities (Capital Asset), a servicer of delinquent tax certificates. In the first quarter of 2002, the Municipal Services operations reported income of $0.1 million compared with a loss of $0.8 million during the same period of 2001.

     The Company is the majority owner of Capital Asset, which was in the business of acquiring and servicing tax liens. The Company became the majority owner in December 1998 when it acquired the interest of the company's founder. MBIA Insurance Corporation (MBIA Corp.) has insured three securitizations of tax liens that were originated and continue to be serviced by Capital Asset. These securitizations were structured through the sale by Capital Asset of substantially all of its tax liens to three off-balance sheet qualifying special purpose vehicles that were established in connection with these securitizations. The qualifying special purpose vehicles are not included in the consolidated financial statements of the Company. In the third quarter of 1999, Capital Asset engaged a specialty servicer of residential mortgages to help manage its business and operations and to assist in administering the portfolios supporting the securitizations insured by MBIA Corp. As of March 31, 2002, the aggregate gross insured amount in connection with these securitizations was approximately $244 million. MBIA Corp. has established case reserves related to these policies, and there can be no assurance that such reserves will be sufficient to cover all losses under these policies.

     In addition, Capital Asset has other contingent liabilities, including potential liabilities in connection with pending litigation in which it is involved. Plaintiffs in one of the class action lawsuits have filed a lawsuit against MBIA, Inc., MBIA Corp. and certain other affiliates of Capital Asset claiming that the securitization completed by Capital Asset in 1999 was a fraudulent transfer under state law because the tax liens sold to the special purpose vehicle were sold at less than their fair value and because the transaction allegedly was done to avoid the effect of an adverse legal ruling against Capital Asset on certain issues. Although there are inherent risks in any litigation, the Company believes that it has substantial defenses on the merits of those claims and intends to defend against the claims vigorously.

Corporate
---------

Net Investment Income Net investment income was $2.2 million in the first quarter of 2002 compared with $1.8 million in the first quarter of 2001. The increase was due to higher investment yields partially offset by a slightly lower average asset base than in the prior year.

Interest Expense In the first quarter of 2002, we incurred $13 million of interest expense compared with $16 million during the first quarter of 2001. The decrease is due

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

to the retirement of $100 million of debt in the first quarter of 2001 as well as a benefit on our interest rate swaps.

Corporate Expenses Corporate expenses, which are comprised primarily of general corporate overhead, decreased $0.4 million from the prior year.

Gains and Losses
----------------

Realized Gains and Losses Net realized losses were $0.8 million in the first quarter of 2002 compared with losses of $2.1 million during the first quarter of 2001. Realized gains and losses are generated as a result of the ongoing management of the investment portfolio.

Change in Fair Value of Derivative Instruments Net unrealized gains for the first quarter of 2002 were $12 million compared with a net unrealized loss of $6 million for the first quarter of 2001. The fluctuation is due to the change in the fair value of derivative instruments which was derived from market information and appropriate valuation methodologies.

Taxes
-----

Our tax policy is to optimize our after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, our tax rate will fluctuate from time-to-time as we manage our investment portfolio on a total return basis. Our effective tax rate increased slightly from 26.0% for the first quarter of 2001 to 26.4% for the first quarter of 2002.

Capital Resources
-----------------

We carefully manage our capital resources to optimize our cost of capital while maintaining appropriate claims-paying resources to sustain our Triple-A claims-paying ratings. At March 31, 2002, our total shareholders' equity was $4.8 billion, with total long-term borrowings at $804 million. We use debt financing to lower our overall cost of capital, thereby increasing our return on shareholders' equity. We maintain debt at levels we consider to be prudent based on our cash flow and total capital. The following table shows our long-term debt and the ratio we use to measure it:

                                                             March 31,                       December 31,
                                                               2002                              2001
-------------------------------------------------- ------------------------------ -----------------------------------
Long-term debt (in millions)                                     $804                             $805
Long-term debt to total capital                                    14%                              14%

     In July 1999, the Board of Directors authorized the repurchase of 11.25 million shares of common stock of the Company. The Company began the repurchase program in the fourth quarter of 1999. As of March 31, 2002 the Company has repurchased a total of 4.4 million shares at an average price of $37.04 per share.

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)


     MBIA Corp. has a $900 million irrevocable standby line of credit facility with a group of major Triple-A-rated banks to provide funds for the payment of claims in excess of the greater of $900 million or 5.6% of average annual debt service with respect to public finance transactions. The agreement is for a seven-year term, which expires on October 31, 2008, and, subject to approval by the banks, may be renewed annually to extend the term to seven years beyond the renewal date. MBIA Corp. also maintains stop-loss reinsurance coverage of $211 million on its global structured finance portfolio. The attachment point is calculated annually as a percentage of the global structured finance portfolio and was $1.01 billion as of March 31, 2002. In addition, MBIA Inc. maintains an option to place $150 million of subordinated securities contingent upon MBIA Corp. and other insurance subsidiaries incurring losses in excess of $1.65 billion. The attachment point is calculated annually as a percentage of the insured portfolio.

     At quarter end, total claims-paying resources for MBIA Corp. stood at $10.2 billion, a 10% increase over March 31, 2001.

Liquidity
---------

Cash flow needs at the parent company level are primarily for dividends to our shareholders and interest payments on our debt. These requirements have historically been met through dividend payments from MBIA Corp., which generates substantial operating cash flow from premium writings and investment income. In the first three months of 2002, MBIA Corp.'s operating cash flow totaled $148 million.

     Under New York state insurance law, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In the case of MBIA Corp., dividends in any 12-month period cannot be greater than 10% of policyholders' surplus as shown in its most recent statutory financial statement on file with the New York State Insurance Department without prior approval of the superintendent of the state insurance department. During the first quarter of 2002, MBIA Corp. paid dividends of $58 million and at March 31, 2002 had dividend capacity in excess of $56 million without special regulatory approval.

     The Company has significant liquidity supporting its businesses. At the end of the first quarter of 2002, cash equivalents and short-term investments totaled $501 million. Should significant cash flow reductions occur in any of our businesses, for any combination of reasons, we have additional alternatives for meeting ongoing cash requirements. They include selling or pledging our fixed-income investments from our investment portfolio, tapping existing liquidity facilities and new borrowings.

     The Company has substantial external borrowing capacity. We maintain two bank liquidity facilities totaling $650 million with a group of highly-rated worldwide banks, comprised of a $217 million facility with a term of 364 days and a $433 million facility with a four-year term. At March 31, 2002, there were no balances outstanding under these lines.

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

     The investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At March 31, 2002, the fair value of our consolidated investment portfolio was $14.2 billion, as shown below:

                                                  March 31,         December 31,         Percent Change
       In millions                                  2002                2001              2002 vs. 2001
       ------------------------------------- ------------------- -------------------  ----------------------
       Insurance operations:
         Amortized cost                          $ 7,709             $ 7,704                    --
         Unrealized gain                              97                 146                   (34)%
       ------------------------------------- ------------------- -------------------  ----------------------
       Fair value                                $ 7,806             $ 7,850                    (1)%
       ------------------------------------- ------------------- -------------------  ----------------------

       Investment agreements:
         Amortized cost                          $ 6,365             $ 6,535                    (3)%
         Unrealized gain                              57                 131                   (56)%
       ------------------------------------- ------------------- -------------------  ----------------------
       Fair value                                $ 6,422             $ 6,666                    (4)%
       ------------------------------------- ------------------- -------------------  ----------------------
       Total portfolio at fair value             $14,228             $14,516                    (2)%


     The investment portfolios are considered to be available-for-sale, and the differences between their fair value and amortized cost, net of applicable taxes, are reflected in accumulated other comprehensive income in shareholders' equity. Fair value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates occurring after a fixed-income security is purchased, although other factors influence fair value, including credit-related actions, supply and demand forces and other market factors. The weighted-average credit quality of our fixed-income portfolios has been maintained at Double-A since our inception. Since we generally intend to hold most of our investments to maturity as part of our risk management strategy, we expect to realize a value substantially equal to amortized cost.


     The Company generates significant liquidity from its operations. Because of its risk management policies and procedures, diversification and reinsurance, the Company believes that the occurrence of an event that would significantly adversely affect liquidity is unlikely.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a)   Exhibits

          11.  Computation of Earnings Per Share Assuming Dilution

          99. Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

     b) Reports on Form 8-K: No reports on Form 8-K were filed in the first quarter of 2002.

                                      (22)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MBIA  INC.
                                              ----------------------------------
                                                     Registrant


Date: May 14, 2002                            /s/ Neil G. Budnick
      ----------------------                  ----------------------------------
                                                  Neil G. Budnick
                                                  Chief Financial Officer


Date: May 14, 2002                            /s/ Douglas C. Hamilton
      ----------------------                  ----------------------------------
                                                  Douglas C. Hamilton
                                                  Controller
                                                  (Principal Accounting Officer)

                                      (23)