Form 10-Q
period 2002-06-30
MBIA INC
filed 2002-08-14
CIK 814585

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2002

                                       OR

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] NO[ ]

As of August 5, 2002 there were outstanding 147,099,425 shares of Common Stock, par value $1 per share, of the registrant.

                                      INDEX
                                      -----
                                                                                       PAGE
                                                                                      ----
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)
             MBIA Inc. and Subsidiaries

             Consolidated Balance Sheets -- June 30, 2002
                and December 31, 2001                                                     3

             Consolidated Statements of Income -- Three months
                and six months ended June 30, 2002 and 2001                               4

             Consolidated Statement of Changes in Shareholders' Equity
                --  Six months ended June 30, 2002                                        5

             Consolidated Statements of Cash Flows
                --  Six months ended June 30, 2002 and 2001                               6

             Notes to Consolidated Financial Statements                               7 -10

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                   11-25

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                  26

PART II      OTHER INFORMATION, AS APPLICABLE

Item 1.      Legal Proceedings.                                                       26-27

Item 4.      Submission of Matters to a Vote of Security Holders.                        27

Item 6.      Exhibits and Reports on Form 8-K.                                           28

SIGNATURES                                                                               29

                                       (2)

                           MBIA INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                                    June 30, 2002   December 31, 2001
                                                                    -------------   -----------------
Assets
   Investments:
      Fixed-maturity securities held as available-for-sale
         at fair value (amortized cost $7,241,678 and $7,274,848)    $ 7,533,589       $ 7,421,023
      Short-term investments, at amortized cost
        (which approximates fair value)                                  422,958           293,791
      Other investments                                                  106,001           135,376
                                                                     -----------       -----------
                                                                       8,062,548         7,850,190
      Investment agreement portfolio held as available-for-sale
         at fair value (amortized cost $5,901,045 and $5,957,089)      6,063,124         6,079,066
      Investment agreement portfolio pledged as collateral
         at fair value (amortized cost $1,074,644 and $577,790)        1,090,809           586,915
                                                                     -----------       -----------
            Total investments                                         15,216,481        14,516,171

   Cash and cash equivalents                                             100,807           115,040
   Accrued investment income                                             197,779           181,984
   Deferred acquisition costs                                            287,209           277,699
   Prepaid reinsurance premiums                                          510,343           507,079
   Reinsurance recoverable on unpaid losses                               39,927            35,090
   Goodwill                                                               90,041            97,772
   Property and equipment, at cost (less accumulated depreciation
      of $79,194 and $72,088)                                            131,832           129,004
   Receivable for investments sold                                        71,026           157,864
   Other assets                                                          224,736           181,982
                                                                     -----------       -----------
         Total assets                                                $16,870,181       $16,199,685
                                                                     ===========       ===========

Liabilities and Shareholders' Equity
   Liabilities:
      Deferred premium revenue                                       $ 2,601,985       $ 2,565,096
      Loss and loss adjustment expense reserves                          530,775           518,389
      Investment agreement obligations                                 5,282,205         5,150,374
      Investment repurchase agreement obligations                        691,764           904,744
      Long-term debt                                                     816,185           805,062
      Short-term debt                                                     21,451            47,751
      Securities sold under agreements to repurchase                     939,125           555,496
      Current income taxes                                                    --            22,419
      Deferred income taxes                                              340,203           272,665
      Deferred fee revenue                                                26,728            27,629
      Payable for investments purchased                                  145,133           130,098
      Other liabilities                                                  395,185           417,324
                                                                     -----------       -----------
         Total liabilities                                            11,790,739        11,417,047

Shareholders' Equity:
   Preferred stock, par value $1 per share; authorized
      shares -- 10,000,000; issued and outstanding -- none                    --                --
   Common stock, par value $1 per share; authorized
      shares -- 400,000,000; issued shares --
         152,516,975 and 151,950,991                                     152,517           151,951
   Additional paid-in capital                                          1,219,993         1,195,802
   Retained earnings                                                   3,663,236         3,415,517
   Accumulated other comprehensive income, net of
      deferred income tax provision of $154,450 and $91,222              268,883           145,321
   Unallocated ESOP shares                                                (1,138)           (1,983)
   Unearned compensation -- restricted stock                             (15,542)          (11,335)
   Treasury stock -- 5,271,250 and 3,516,921 shares                     (208,507)         (112,635)
                                                                     -----------       -----------
      Total shareholders' equity                                       5,079,442         4,782,638

   Total liabilities and shareholders' equity                        $16,870,181       $16,199,685
                                                                     ===========       ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                                       (3)

                           MBIA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                 (Dollars in thousands except per share amounts)

                                                            Three months ended             Six months ended
                                                                  June 30                      June 30
                                                        ---------------------------   ---------------------------
                                                            2002           2001           2002           2001
                                                        ------------   ------------   ------------   ------------
Insurance
   Revenues:
      Gross premiums written                            $    205,812   $    206,559   $    392,584   $    391,464
      Ceded premiums                                         (36,155)       (42,996)       (88,470)       (98,145)
                                                        ------------   ------------   ------------   ------------
         Net premiums written                                169,657        163,563        304,114        293,319

      Scheduled premiums earned                              124,582        115,402        249,068        225,195
      Refunding premiums earned                               13,187         12,837         27,739         23,179
                                                        ------------   ------------   ------------   ------------
         Premiums earned (net of ceded premiums of
            $43,093, $41,937, $85,961 and $80,253)           137,769        128,239        276,807        248,374

      Net investment income                                  108,370        102,235        214,569        204,117
      Advisory fees                                           12,255         13,903         19,344         20,850
                                                        ------------   ------------   ------------   ------------
         Total insurance revenues                            258,394        244,377        510,720        473,341

   Expenses:
      Losses and LAE incurred                                 14,950         16,819         29,888         31,041
      Amortization of deferred acquisition costs              11,022         10,259         22,145         19,870
      Operating                                               20,597         20,347         39,335         38,882
                                                        ------------   ------------   ------------   ------------
         Total insurance expenses                             46,569         47,425         91,368         89,793

   Insurance income                                          211,825        196,952        419,352        383,548
                                                        ------------   ------------   ------------   ------------

Investment management services
   Revenues                                                   25,727         31,824         55,578         63,718
   Expenses                                                   14,068         15,909         28,385         32,360
                                                        ------------   ------------   ------------   ------------
   Investment management services income                      11,659         15,915         27,193         31,358
                                                        ------------   ------------   ------------   ------------

Municipal services
   Revenues                                                    5,908          7,998         11,599         13,928
   Expenses                                                    5,802          8,776         11,406         15,532
                                                        ------------   ------------   ------------   ------------
   Municipal services income (loss)                              106           (778)           193         (1,604)
                                                        ------------   ------------   ------------   ------------

Corporate
   Net investment income                                       2,043          1,568          4,260          3,344
   Interest expense                                           12,956         14,151         25,790         29,894
   Corporate expenses                                          3,056          6,952          7,261         11,572
                                                        ------------   ------------   ------------   ------------
   Corporate loss                                            (13,969)       (19,535)       (28,791)       (38,122)
                                                        ------------   ------------   ------------   ------------

Gains and losses
   Net realized gains (losses)                                   439          3,058           (397)           942
   Change in fair value of derivative instruments            (14,530)        (1,113)        (2,663)        (7,037)
                                                        ------------   ------------   ------------   ------------
   Net gains and losses                                      (14,091)         1,945         (3,060)        (6,095)
                                                        ------------   ------------   ------------   ------------

Income before income taxes                                   195,530        194,499        414,887        369,085

Provision for income taxes                                    51,549         51,493        109,406         96,885
                                                        ------------   ------------   ------------   ------------

Income before cumulative effect of accounting changes        143,981        143,006        305,481        272,200

   Cumulative effect of accounting changes                        --             --         (7,731)       (13,067)
                                                        ------------   ------------   ------------   ------------

Net income                                              $    143,981   $    143,006   $    297,750   $    259,133
                                                        ============   ============   ============   ============

Net income per common share:
   Basic                                                $       0.98   $       0.97   $       2.01   $       1.75
   Diluted                                              $       0.97   $       0.96   $       2.00   $       1.74

Weighted-average common shares outstanding:
   Basic                                                 147,568,448    148,160,339    147,809,271    148,043,734
   Diluted                                               148,761,391    149,297,865    149,033,999    149,162,308

    The accompanying notes are an integral part of the consolidated financial statements.

                                       (4)

                           MBIA INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'EQUITY (Unaudited)
                     For the six months ended June 30, 2002
                     (In thousands except per share amounts)

                                                                                           Accumulated
                                              Common Stock      Additional                    Other       Unallocated
                                           ------------------     Paid-in     Retained    Comprehensive      ESOP
                                           Shares     Amount      Capital     Earnings    Income(Loss)      Shares
                                           -------   --------   ----------   ----------   -------------   -----------
Balance, January 1, 2002                   151,951   $151,951   $1,195,802   $3,415,517     $145,321        $(1,983)
Comprehensive income:
   Net income                                   --         --           --      297,750           --             --
   Other comprehensive income (loss):
      Change in unrealized
         appreciation of investments
         net of change in deferred
         income taxes of $67,618                --         --           --           --      122,785             --
      Change in fair value of
         derivative instruments net of
         change in deferred income
         taxes of $(4,390)                      --         --           --           --       (8,153)            --
      Change in foreign currency
         translation                            --         --           --           --        8,930             --

   Other comprehensive income

Total comprehensive income

Treasury shares acquired                        --         --           --           --           --             --
Exercise of stock options                      441        441       15,091           --           --             --
Allocation of  ESOP shares                      --         --           40           --           --            845
Unearned compensation-
   restricted stock                            125        125        6,529           --           --             --
Fair value of stock options - SFAS 123          --         --        2,531           --           --             --
Dividends (declared per common share
   $0.340, paid per common share $0.320)        --         --           --      (50,031)          --             --
                                           -------   --------   ----------   ----------     --------        -------
Balance, June 30, 2002                     152,517   $152,517   $1,219,993   $3,663,236     $268,883        $(1,138)
                                           =======   ========   ==========   ==========     ========        =======

                                             Unearned
                                           Compensation-     Treasury Stock        Total
                                            Restricted     ------------------   Shareholders'
                                              Stock        Shares     Amount       Equity
                                           -------------   ------   ---------   -------------
Balance, January 1, 2002                     $(11,335)     (3,517)  $(112,635)    $4,782,638

Comprehensive income:
   Net income                                      --          --          --        297,750
   Other comprehensive income (loss):
      Change in unrealized
         appreciation of investments
         net of change in deferred
         income taxes of $67,618                   --          --          --        122,785
      Change in fair value of
         derivative instruments net of
         change in deferred income
         taxes of $(4,390)                         --          --          --         (8,153)
      Change in foreign currency
         translation                               --          --          --          8,930
                                                                                  ----------
   Other comprehensive income                                                        123,562
                                                                                  ----------
Total comprehensive income                                                           421,312
                                                                                  ----------
Treasury shares acquired                           --      (1,754)    (95,872)       (95,872)
Exercise of stock options                          --          --          --         15,532
Allocation of  ESOP shares                         --          --          --            885
Unearned compensation-
   restricted stock                            (4,207)         --          --          2,447
Fair value of stock options - SFAS 123             --          --          --          2,531
Dividends (declared per common share
   $0.340, paid per common share $0.320)           --          --          --        (50,031)
                                             --------      ------   ---------     ----------
Balance, June 30, 2002                       $(15,542)     (5,271)  $(208,507)    $5,079,442
                                             ========      ======   =========     ==========

    The accompanying notes are an integral part of the consolidated financial statements.

                                            2002
                                          --------
Disclosure of reclassification amount:
   Unrealized appreciation of
     investments arising
        during the period, net of taxes   $130,018
   Reclassification adjustment,
      net of taxes                          (7,233)
                                          --------
   Net unrealized appreciation,
      net of taxes                        $122,785
                                          ========

                                       (5)

                           MBIA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                       Six months ended
                                                                           June 30
                                                                   -------------------------
                                                                      2002          2001
                                                                   -----------   -----------
Cash flows from operating activities:
   Net income                                                      $   297,750   $   259,133
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Increase in accrued investment income                            (15,795)      (13,081)
      Increase in deferred acquisition costs                            (9,510)       (6,156)
      Increase in prepaid reinsurance premiums                          (3,265)      (15,272)
      Increase in deferred premium revenue                              30,572        60,217
      Increase in loss and loss adjustment expense reserves, net         7,549         9,795
      Depreciation                                                       7,106         7,434
      Amortization of goodwill                                              --         3,276
      Amortization of bond discount, net                                 8,200        (6,580)
      Net realized (gains) losses on sale of investments                   397          (942)
      Current income tax benefit                                       (52,820)           --
      Deferred income tax provision (benefit)                            4,084        (7,670)
      Fair value of derivative instruments                               2,663        13,981
      Cumulative effect of accounting changes, net                       7,731        13,067
      Other, net                                                       (22,934)      (17,322)
                                                                   -----------   -----------
      Total adjustments to net income                                  (36,022)       40,747
                                                                   -----------   -----------
      Net cash provided by operating activities                        261,728       299,880
                                                                   -----------   -----------

Cash flows from investing activities:
   Purchase of fixed-maturity securities, net
      of payable for investments purchased                          (7,707,393)   (9,219,543)
   Sale of fixed-maturity securities, net of
      receivable for investments sold                                7,409,750     8,829,300
   Redemption of fixed-maturity securities, net of
      receivable for investments redeemed                              233,651       190,752
   (Purchase) sale of short-term investments, net                      (63,007)       16,617
   Sale (purchase) of other investments, net                            22,749       (19,331)
   Purchases for investment agreement
      portfolio, net of payable for investments purchased           (2,991,244)   (4,297,884)
   Sales from investment agreement
      portfolio, net of receivable for investments sold              2,679,505     3,840,925
   Capital expenditures, net of disposals                              (10,634)       (2,731)
   Other, net                                                               --           499
                                                                   -----------   -----------
      Net cash used by investing activities                           (426,623)     (661,396)
                                                                   -----------   -----------

Cash flows from financing activities:
   Net repayment from retirement of short-term debt                    (26,300)      (91,492)
   Dividends paid                                                      (47,247)      (42,646)
   Purchase of treasury stock                                          (95,872)         (743)
   Proceeds from issuance of investment
      and repurchase agreements                                      1,489,755     1,835,047
   Payments for drawdowns of investment
      and repurchase agreements                                     (1,568,834)   (1,415,735)
   Securities sold under agreements to repurchase, net                 383,629        37,477
   Exercise of stock options                                            15,531        17,279
                                                                   -----------   -----------
      Net cash provided by financing activities                        150,662       339,187
                                                                   -----------   -----------

Net decrease in cash and cash equivalents                              (14,233)      (22,329)
Cash and cash equivalents - beginning of period                        115,040        93,962
                                                                   -----------   -----------
Cash and cash equivalents - end of period                          $   100,807   $    71,633
                                                                   ===========   ===========

Supplemental cash flow disclosures:
   Income taxes paid                                               $   153,362   $    91,377
   Interest paid:
      Investment and repurchase agreements                         $   149,153   $   145,584
      Long-term debt                                                    29,587        33,604

    The accompanying notes are an integral part of the consolidated financial statements.

                                       (6)

                           MBIA Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2001 for MBIA Inc. and Subsidiaries (the "Company"). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. The December 31, 2001 balance sheet presented was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Business segment results are presented gross of intersegment transactions, which are not material to each segment.

2.   Dividends Declared

     Dividends declared by the Company during the six months ended June 30, 2002 were $50.0 million.

3.   Recent Accounting Pronouncements

     Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141, which supercedes Accounting Principles Board Opinion (APB) 16, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and provides specific criteria for initial recognition of intangible assets apart from goodwill. SFAS 142 supercedes APB 17, "Intangible Assets," and requires that goodwill and intangible assets with indefinite lives no longer are amortized but be subject to annual impairment tests in accordance with the Standard. The Standard includes a two-step process aimed at determining the amount, if any, by which the carrying value of a reporting unit exceeds its fair value. Other intangible assets are to be amortized over their useful lives.

     The following table contains a reconciliation of reported net income to net income adjusted for the effect of goodwill amortization for the three months and six months ended June 30, 2001:

                                       (7)

                           MBIA Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

                                         2nd Quarter    Year-to-Date
                                        -------------   -------------
                                         2002    2001    2002    2001
---------------------------------------------------------------------
Net income (in millions):
   As reported                          $ 144   $ 143   $ 298   $ 259
   Amortization of goodwill             $  --   $   2   $  --   $   3
                                        -----------------------------
   Adjusted net income                  $ 144   $ 145   $ 298   $ 262

   Net income per share*:
   As reported                          $0.97   $0.96   $2.00   $1.74
   Excluding amortization of goodwill   $0.97   $0.97   $2.00   $1.76
---------------------------------------------------------------------

*    All earnings per share calculations are diluted.

The Company completed its transitional impairment testing on its existing goodwill as of January 1, 2002 in accordance with SFAS 142.

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

                                       (8)

                           MBIA Inc. and Subsidiaries
              Notes to Consolidated Financial Statements(Continued)

4.   Employee Stock Option Plans

     In the second quarter of 2002, the Company adopted the expense recognition provisions of SFAS 123, "Accounting for Stock-based Compensation," retroactive to January 1, 2002. In accordance with SFAS 123 the Company valued all stock options granted in 2002 using the "Black-Scholes" option pricing model. The value is recognized as an expense over the period in which the options vest. The Company believes that recognizing the expense associated with stock option grants is preferential to the prior method of accounting for stock options under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" because it produces a complete picture of compensation expenses within the Company's consolidated statements of income for the three and six month periods ending June 30, 2002. The following table shows the effect on income and earnings per share of recognizing employee stock option expense:

                                        2nd Quarter           Year-to-Date
                                    -------------------   -------------------
                                      2002       2001       2002       2001
                                    --------   --------   --------   --------
Net income (in thousands):
   Net income before stock
      option expense                $144,386   $143,006   $298,556   $259,133
   After-tax stock option expense       (405)        --       (806)        --
                                    -----------------------------------------
   As reported                      $143,981   $143,006   $297,750   $259,133

   Net income per share:
   Before stock option expense      $   0.97   $   0.96   $   2.00   $   1.74
   As reported                      $   0.97   $   0.96   $   2.00   $   1.74
-----------------------------------------------------------------------------

Due to the adoption, below are restated first quarter 2002 results:

                                                      1st Quarter 2002
                                          -------------------------------------
                                                        Stock Option
(in thousands)                            As Reported      Expense     Restated
                                          -----------   ------------   --------
Insurance operating expense                 $18,363         $375        $18,738
Investment Management Services expenses     $14,076         $241        $14,317
-------------------------------------------------------------------------------

                                          1st Quarter
                                              2002
                                          -----------
Net income (in thousands):
   As reported                             $154,169
   After-tax stock option expense              (400)
                                           --------
   Restated                                $153,769

   Net income per share:
   As reported                             $   1.03
   Restated                                $   1.03
-----------------------------------------------------

                                       (9)

                           MBIA Inc. and Subsidiaries
              Notes to Consolidated Financial Statements(Continued)

5.   Recent Litigation

     On July 15, 2002 MBIA Insurance Corporation and Subsidiaries ("MBIA Corp.") and Wells Fargo Bank Minnesota, N.A. ("Wells Fargo"), in its capacity as trustee, jointly filed suit in Delaware federal district court against Royal Indemnity Company ("Royal") to enforce insurance policies that Royal issued (the "Royal Policies") to guarantee vocational loans originated by Student Finance Corporation ("SFC"). MBIA Corp. insured eight securitizations, which had a total gross par outstanding of approximately $380 million as June 30, 2002, that were collateralized by the vocational student loans originated by SFC and guaranteed by Royal. The Royal Policies guarantee the payment of all the principal plus 90 days interest on all of the vocational loans in the securitizations insured by MBIA Corp. and state that "notwithstanding any other provision of (the) policy to the contrary, the right of the beneficiary to receive payment for loss under
(the) policy after payment of the initial premium by the insured shall be absolute, irrevocable and unconditional."

In their complaints, MBIA Corp. and Wells Fargo allege that Royal has committed anticipatory breaches of the Royal Policies. Previously, in June 2002, Royal brought suit against Well Fargo and other parties, not including MBIA Corp., seeking a declaration that it is not obligated to pay on the Royal Policies, and seeking rescission of the Royal Policies, on the grounds that SFC, its subsidiaries, and other related parties engaged in fraudulent behavior and/or made negligent misrepresentations regarding the collateralized loans.

To date, claims in the amount of approximately $290 million have been made under the Royal Policies, and MBIA Corp. expects that there will be additional claims made under the Royal Policies. In the event that Royal does not honor claims under the Royal Policies during the pendency of the litigation, MBIA Corp. will be required to make payments under its policies in respect of scheduled interest and principal on the notes insured under the MBIA Corp. policies. MBIA Corp. expects ultimately to recover from Royal any payments it makes under its policies.

MBIA Corp. believes that it will prevail in the litigation and will have no ultimate loss on these policies, although there can be no assurance that MBIA Corp. will prevail in the litigation. If MBIA Corp. does not prevail in the litigation and Royal does not make payments under the Royal Policies, MBIA Corp. expects to incur losses under its policies. MBIA Corp. does not believe, however, that any such losses will have a material adverse effect on its financial condition.

                                      (10)

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Overview

MBIA Inc. and Subsidiaries ("MBIA" or the "Company") is engaged in providing financial guarantee insurance, investment management services and municipal services to public finance clients and financial institutions on a global basis. The Company had a solid quarter as we continue to focus on our triple-A ratings, no-loss underwriting standards, and building of shareholder value. Our disciplined approach to pricing and risk selection enabled the Company to post another quarter of profitable business in our Insurance segment, especially in our global structured finance sector. Our asset management business continued to operate in a very difficult market environment. The Company is well positioned to capitalize on strong long-term growth prospects in our Insurance and Investment Management Services segments.

Forward-Looking and Cautionary Statements

Statements included in this discussion which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1998. The words "believe," "anticipate," "project," "plan," "expect," "intend," "will likely result," or "will continue," and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of their respective dates. The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in or underlying our Company's forward-looking statements:

..    fluctuations in the economic, credit or interest rate environment in the
     United States and abroad;
..    level of activity within the national and international credit markets;
..    competitive conditions and pricing levels;
..    legislative and regulatory developments;
..    technological developments;
..    changes in tax laws;
..    the effects of mergers, acquisitions and divestitures; and
..    uncertainties that have not been identified at this time.

     Our Company undertakes no obligation to publicly correct or update any forward-looking statement if we later become aware that such results are not likely to be achieved.

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)

Recent Accounting Pronouncements

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141, which supercedes Accounting Principles Board Opinion (APB) 16, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and provides specific criteria for initial recognition of intangible assets apart from goodwill. SFAS 142 supercedes APB 17, "Intangible Assets," and requires that goodwill and intangible assets with indefinite lives no longer are amortized but be subject to annual impairment tests in accordance with the Statement. The Statement includes a two-step process aimed at determining the amount, if any, by which the carrying value of a reporting unit exceeds its fair value. Other intangible assets are to be amortized over their useful lives. The Company completed its transitional impairment testing on its existing goodwill as of January 1, 2002 in accordance with the Statement. See Note 3 in the Notes to Consolidated Financial Statements for further discussion of the impact of the adoption of this statement on the financial statements of the Company.

Results of Operations

Summary

The Company, the investor community, equity analysts and the rating agencies use various measures of profitability and intrinsic value, namely, core earnings, adjusted book value ("ABV") and adjusted direct premiums ("ADP"), which are not in accordance with accounting principles generally accepted in the United States of America. We view these measures as a meaningful way to measure our performance and the intrinsic value of the Company. The Company has historically defined core earnings as GAAP net income less the impact of realized gains and losses from activity in our investment portfolio, changes in the fair value of derivative instruments, the cumulative effect of accounting changes, and the effect of refundings and calls on our insured issues. In the second quarter of 2002, based on a new definition from Standard and Poor's ("S&P"), the Company changed its definition of core earnings. The new core earnings is defined as GAAP net income less the cumulative effect of accounting changes and the change in fair value of derivative instruments plus the amortization of prior years' stock option grant expenses.

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

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
           of Financial Condition and Results of Operations (Continued)

The following table shows the Company's net income and net income per share for the second quarter and first six months of 2002 and 2001, as well as book value per share and ABV per share at the end of June 30, 2002 and 2001:

                                                                            Percent Change
                                                                      --------------------------
                                                                      2nd Quarter   Year-to-date
                                                                      -----------   ------------
                                     2nd Quarter     Year-to-date         2002          2002
                                    -------------   ---------------        vs.           vs.
                                     2002    2001    2002     2001        2001          2001
                                    -----   -----   ------   ------   -----------   ------------
Net income (in millions):
As reported                         $ 144   $ 143   $  298   $  259        1%            15%
Excluding accounting change         $ 144   $ 143   $  305   $  272        1%            12%

Per share data: *
   Net income:
      As reported                   $0.97   $0.96   $ 2.00   $ 1.74        1%            15%
      Excluding accounting change   $0.97   $0.96   $ 2.05   $ 1.82        1%            13%

Book value                                          $34.51   $30.09                      15%
Adjusted book value                                 $47.63   $42.23                      13%
------------------------------------------------------------------------------------------------

*All earnings per share calculations are diluted.

     Our second quarter net income and earnings per share increased 1%. This increase was the result of an 8% growth in pre-tax Insurance income, which was offset by a 27% decrease in Investment Management Services pre-tax income and the change in fair value of derivative instruments. For the first six months of 2002, net income and earnings per share increased by 15%. Excluding accounting changes, net income and earnings per share increased 12% and 13%, respectively. These increases are driven by better results in Insurance Operations, a modest profit in Municipal Services, and a 24% decrease in total Corporate expenses, partially offset by lower Investment Management Services results.

     Core earnings per share increased 7% to $1.02 in the second quarter and 11% to $2.03 for the six months ended June 30, 2002. The following table shows the reconciliation from net income per share to core earnings per share for the second quarter and six months of 2002 and 2001:

                                                                                        Percent Change
                                                                                  --------------------------
                                                                                  2nd Quarter   Year-to-date
                                                                                  -----------   ------------
                                                 2nd Quarter      Year-to-Date       2002           2002
                                               --------------   --------------        vs.            vs.
                                                2002     2001    2002     2001       2001           2001
                                               ------   -----   ------   ------   -----------   ------------
Net income                                     $ 0.97   $0.96   $ 2.00   $ 1.74         1%          15%
   Cumulative effect of accounting changes         --      --    (0.05)   (0.09)       --           44%
                                               -------------------------------------------------------------
Reported income before accounting changes        0.97    0.96     2.05     1.82         1%          13%
   Change in fair value of derivative
      instruments                               (0.06)     --    (0.01)   (0.03)     (100%)         67%
   Amortization of prior years' stock option
      grants*                                    0.02    0.02     0.03     0.03        --           --
                                               -------------------------------------------------------------
Core earnings                                  $ 1.02   $0.95   $ 2.03   $ 1.83         7%          11%
------------------------------------------------------------------------------------------------------------

*Not included in net income per the requirements of SFAS 123.

                           MBIA Inc, and Subsidiaries
                      Management's Discussion and Analysis
          of Fincancial Condition and Results of Operations (Continued)

     Our book value at June 30, 2002 was $34.51 per share, up 15% from $30.09 at June 30, 2001. The increase was due primarily to income from operations and the increase in the market value of our investment portfolio. A more meaningful measure of a financial guarantee company's intrinsic value is its ABV. Our ABV was $47.63 per share at June 30, 2002, a 13% increase from June 30, 2001. The following table presents the components of our adjusted book value per share:

                                                       Percent Change
                                 June 30,   June 30,   --------------
                                   2002       2001      2002 vs. 2001
---------------------------------------------------------------------
Book value per share              $34.51     $30.09           15%
After-tax value of:
   Net deferred premium
      revenue, net of deferred      7.97       7.51            6%
      acquisition costs
   Present value of
      installment premiums*         5.03       4.26           18%
   Unrealized gain on
      investment contract
      liabilities                   0.12       0.37          (68)%
---------------------------------------------------------------------
Adjusted book value per share     $47.63     $42.23           13%
---------------------------------------------------------------------

*A conservative discount rate of 9% was used to present value installment premiums and provide consistency for both periods.

Insurance Operations

The Company's gross par insured, ADP, gross premiums written (GPW) and net premiums written (NPW) for the second quarter and first six months of 2002 and 2001 are presented in the following table:

                                                                Percent Change
                                                          --------------------------
                                                          2nd Quarter   Year-to-date
                                                          -----------   ------------
                             2nd Quarter   Year-to-date       2002          2002
                             -----------   ------------        vs.           vs.
                             2002   2001   2002   2001        2001          2001
------------------------------------------------------------------------------------
Par * insured (in billions)  $ 39   $ 36   $ 60   $ 65          7%           (7)%
Premiums written:
(in millions)
   ADP                       $305   $307   $460   $539         (1)%         (15)%
   GPW                       $206   $207   $392   $391         --            --
   NPW                       $170   $164   $304   $293          4%            4%
------------------------------------------------------------------------------------

* Par is defined as the face amount of a bond or issue that is paid at maturity.

     In the second quarter of 2002, total par insured increased 7% compared with the second quarter of 2001, reflecting a 16% increase in our global structured finance business partially offset by an 8% decrease in our global public finance business. ADP was down 1% compared with the second quarter of 2001. This was the result of a decrease in global public finance business insured during the quarter, offset by the strong second quarter recorded in our global structured finance business.

                           MBIA Inc, and Subsidiaries
                      Management's Discussion and Analysis
          of Fincancial Condition and Results of Operations (Continued)

     GPW primarily reflects cash receipts and does not include the value of future premium receipts expected from installment policies originated in the period. GPW was $206 million in the second quarter of 2002, virtually flat with the second quarter of 2001. Here too, a second quarter decrease in global public finance was offset by an increase in global structured finance. NPW, which is net of reinsurance ceded to reinsurers, was up 4% as our cession rate decreased to 18% from 21% in the second quarter of 2001.

     For the first six months of 2002 par insured was down 7% compared with the first six months of 2001 as the increase in the second quarter did not offset the 26% decrease recorded in the first quarter of this year. ADP was down 15% compared with the same period a year ago, again due to the low first quarter volume. Business rated A and above totaled 79% for the six months ended June 30, 2002 compared with 78% in the comparable 2001 period. GPW was relatively unchanged from the first six months of 2002 despite an 18% increase in global structured finance, which was offset by a 13% decrease in global public finance. NPW grew 4% for the six-month period as our year-to-date cession rate declined to 23% from 25% last year.

     We estimate the pre-tax present value of our total installment premium stream on outstanding policies to be $1.1 billion at June 30, 2002, compared with $972 million at June 30, 2001.

     Total premiums ceded to reinsurers were $36 million and $88 million for the second quarter and first six months of 2002, respectively. Reinsurance enables the Company to cede exposure and comply with our single risk and credit guidelines. The majority of our reinsurers are rated Triple-A by S&P. On March 13, 2002, S&P announced it had lowered its outlook on four monoline financial guarantee reinsurance companies on MBIA's reinsurance treaty from stable to negative. The Company remains liable on a primary basis for all reinsured risks.

Global Public Finance Market MBIA's par insured and premium writings in both the new issue and secondary global public finance markets are shown in the following table:

                                                              Percent Change
                                                        --------------------------
                                                        2nd Quarter   Year-to-date
                                                        -----------   ------------
                           2nd Quarter   Year-to-date      2002           2002
   Global                  -----------   ------------       vs.            vs.
Public Finance             2002   2001   2002   2001       2001           2001
----------------------------------------------------------------------------------
Par insured (in billions)   $13   $ 14   $ 23    $ 22       (8)%          5%
Premiums written:
(in millions)
   ADP                      $98   $197   $196    $339      (50)%        (42)%
   GPW                      $95   $123   $193    $222      (22)%        (13)%
   NPW                      $90   $104   $164    $176      (13)%         (7)%

     MBIA's global public finance par insured decreased 8% from 2001's second quarter while ADP decreased by 50%. The decrease in ADP was largely the result of lower

                           MBIA Inc, and Subsidiaries
                      Management's Discussion and Analysis
          of Fincancial Condition and Results of Operations (Continued)

business outside the United States where a lower volume of transactions closed during the quarter.

     Global public finance GPW decreased 22% from the second quarter of 2001. This decrease was driven by a 67% decrease in business written outside the United States as well as by an 11% decline in domestic public finance business. Ceded premiums as a percent of gross premiums decreased from 15% in the second quarter of 2001 to 6% in the second quarter of 2002, a result of the decrease in insured business outside of the United States during the quarter. As a result, NPW was down 13% from the second quarter of 2001.

     For the six months ended June 30, 2002, par insured was up 5% while ADP was down 42%, driven by a decrease in business insured outside the United States. For the six-month period ended June 30, 2002 global public finance GPW was down 13%, with non-United States business decreasing 59% and domestic public finance GPW increasing 4%. Cession rates declined from 21% in the first six months of 2001 to 15% in the first six months of 2002, largely due to fewer cessions outside the United States. This resulted in global public finance NPW decreasing by 7% over last year's first six months.

Global Structured Finance Market Details regarding MBIA's par insured and premium writings in both the new issue and secondary global structured finance markets are shown in the following table:

                                                             Percent Change
                                                        --------------------------
                                                        2nd Quarter   Year-to-date
                                                        -----------   ------------
                           2nd Quarter   Year-to-date      2002          2002
     Global                -----------   ------------       vs.           vs.
Structured Finance         2002   2001   2002    2001      2001          2001
----------------------------------------------------------------------------------
Par insured (in billions)  $ 26   $ 22   $ 37    $ 43       16%          (14)%
Premiums written:
(in millions)
   ADP                     $207   $110   $264    $200       87%           32%
   GPW                     $111   $ 84   $199    $169       31%           18%
   NPW                     $ 80   $ 60   $140    $117       33%           20%

     Issuance in the asset-backed market increased 64% over the second quarter of 2001. MBIA insured $26 billion of par in the second quarter, up 16% from the $22 billion insured in the second quarter of last year. ADP was up 87% for the quarter to a record $207 million. The result was largely driven by higher business written in the United States. Second quarter GPW and NPW increased 31% and 33%, respectively, as installments received from business written in prior periods remain very strong. The higher growth in NPW when compared with GPW is the result of a decreased cession rate outside of the United States.

     For the first six months par insured was down 14% while ADP was up 32% over the comparable period in 2001. Global structured finance GPW increased 18% in the first

                           MBIA Inc, and Subsidiaries
                      Management's Discussion and Analysis
          of Fincancial Condition and Results of Operations (Continued)

six months of 2002, to $199 million from $169 million last year. The cession rate on global structured finance decreased slightly from 31% last year to 30% this year, resulting in an increase in NPW of 20%.

Premiums Earned The composition of MBIA's premiums earned in terms of its scheduled and refunded components is illustrated as follows:

                                                       Percent Change
                                                --------------------------
                                                2nd Quarter   Year-to-date
                                                -----------   ------------
                   2nd Quarter   Year-to-date      2002          2002
                   -----------   ------------       vs.           vs.
In millions        2002   2001   2002    2001      2001          2001
--------------------------------------------------------------------------
Premiums earned:
   Scheduled       $125   $115   $249    $225        8%           11%
   Refunded          13     13     28      23        3%           20%
--------------------------------------------------------------------------
Total              $138   $128   $277    $248        7%           11%
--------------------------------------------------------------------------

     In the second quarter and first six months of 2002 scheduled premiums earned increased by 8% and 11%, respectively, over the same periods of last year. The lower growth rate in the second quarter was due to new business being booked later than expected. Also, in the structured finance book of business, there has been a higher level of terminations, and as a result of lower interest rates, there has been an increase in prepayments.

     Refunded premiums earned increased significantly in the first half of this year compared with the first half of last year, reflecting the lower interest rate environment. When an MBIA-insured bond issue is refunded or retired early, the related deferred premium revenue is earned immediately. The level of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rates of the bond issue, the issuer's desire or ability to modify bond covenants and applicable regulations under the Internal Revenue Code.

Investment Income Our insurance-related investment income (exclusive of realized gains and losses) increased 6% to $108 million in the second quarter of 2002, up from $102 million in the second quarter of 2001. In the first six months of 2002, investment income is up 5% over the first six months of 2001. These increases were primarily due to the growth in invested assets partially offset by lower portfolio yield as market interest rates have declined.

Advisory Fees The Company collects various advisory fees in connection with certain transactions. The Company also earns advisory fees in connection with its administration of certain third-party-owned special purpose vehicles. Depending upon the type of fee received, the fee is either earned when it is due or deferred and earned over the life of the related transaction. Work, waiver and consent, termination, administrative and management fees are earned when due. Structuring and commitment fees are earned on a straight-line basis over the life of the related insured transaction or commitment period. In the second quarter of 2002, advisory fee revenues

                           MBIA Inc, and Subsidiaries
                      Management's Discussion and Analysis
          of Fincancial Condition and Results of Operations (Continued)

decreased 12% to $12 million from $14 million in the second quarter of 2001. Advisory fees decreased 7% from $21 million to $19 million for the six-month period. These decreases were primarily due to a large one-time, "non-deferrable" fee recognized during the second quarter of last year.

Losses and Loss Adjustment Expenses (LAE) Loss and loss adjustment expense (LAE) reserves are established in an amount equal to the Company's estimate of identified or case basis reserves and unallocated losses, including costs of settlement, on the obligations it has insured.

     In 2001 losses and LAE were calculated by applying a loss factor to net debt service written. Management determined this factor based on an independent research agency study of bond defaults, which management feels is a reliable source of bond default data.

     Beginning in 2002, the Company refined the manner in which it provides for losses and LAE. The loss reserve factor continues to be based on an independent research agency study of bond defaults, however, the Company started accruing losses and LAE based upon a percentage of scheduled earned premiums instead of a percentage of net debt service written. The intent of the change is to better match the recognition of incurred losses with the related revenue. If the new manner of providing for losses and LAE was applied in 2001, the Company would have reserved essentially the same amount for the full year as it did under the net debt service written method.

     Case basis reserves are established when specific insured issues are identified as currently or likely to be in default. Such a reserve is based on the present value of the expected loss and LAE payments, net of expected recoveries under salvage and subrogation rights and reinsurance, based on a discount rate of 5.86%, which is updated each quarter. The discount rate is based on the estimated yield of our fixed-income investment portfolio. When a case basis reserve is recorded, a corresponding reduction is made to the unallocated reserve.

     Management of the Company periodically reevaluates its estimates for losses and LAE, and any resulting adjustments are reflected in current earnings. Management believes that the reserves are adequate to cover the ultimate net cost of claims. Because the reserves are based on estimates, however, there can be no assurance that the ultimate liability will not exceed such estimates.

     The following table shows the case-specific, reinsurance recoverable and unallocated components of our total loss and LAE reserves at the end of the second quarters of 2002 and 2001, as well as our loss provision for the first six months of 2002 and 2001:

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

                                                                    Percent Change
                                              June 30,   June 30,   --------------
In millions                                     2002       2001      2002 vs. 2001
----------------------------------------------------------------------------------
Case-specific:
   Gross                                        $254       $240            6%
   Reinsurance recoverable on unpaid losses       40         31           29%
----------------------------------------------------------------------------------
Net case reserves                                214        209            3%
Unallocated                                      277        269            3%
----------------------------------------------------------------------------------
Net loss and LAE reserves                       $491       $478            3%

Provision                                       $ 30       $ 31           (4)%

Insurance Expenses Expenses related to the production of our insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. Our Company's amortization of deferred acquisition costs, operating expenses and total insurance operating expenses, as well as related expense ratios, are shown in the following table:

                                                                 Percent Change
                                                           --------------------------
                                                           2nd Quarter   Year-to-date
                                                           -----------   ------------
                            2nd Quarter     Year-to-date      2002           2002
                           -------------   -------------       vs.            vs.
In millions                 2002    2001    2002    2001      2001           2001
-------------------------------------------------------------------------------------
Amortization of deferred
   acquisition costs       $  11   $  10   $  22   $  20       7%             11%
Operating expenses            21      20      40      39       1%              1%
                           ----------------------------------------------------------
Total insurance
   operating expenses      $  32   $  30   $  62   $  59       3%              5%

Expense ratio:
   GAAP                     23.0%   23.9%   22.2%   23.7%
   Statutory                17.3%   14.7%   18.6%   15.4%
-------------------------------------------------------------------------------------

     For the second quarter of 2002, the amortization of deferred acquisition costs increased 7% over the second quarter of 2001, reflecting the increase in insurance business written. For the first six months of 2002, the amortization of deferred acquisition costs increased 11% to $22 million compared with $20 million in the first six months of 2001.

     Operating expenses increased 1% from the second quarter and the first six months of 2001. Excluding expenses related to goodwill amortization that existed last year but not this year and stock option expense that exists this year but not last year, operating expenses increased 5% in the second quarter and 6% on a year-to-date basis. These increases were primarily the result of increased compensation and related costs. Financial guarantee insurance companies use the statutory expense ratio (expenses before deferrals divided by net premiums written) as a measure of expense management. The Company's statutory expense ratio increased due to an increase in operating expenses combined with low growth in net premiums written.

Insurance Income The Company's insurance income of $212 million for the second quarter of 2002 increased 8% over the second quarter of 2001. For the first six months

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

insurance income rose 9% to $419 million from $384 million a year ago due primarily to the 11% increase in total premiums earned and the 5% increase in investment income.

Investment Management Services

Since 1998, ownership of our four investment management companies has been consolidated under MBIA Asset Management, LLC. In the first quarter of 2002, we experienced a slow down in growth due to a weakening in the equity markets causing asset withdrawals and slower than anticipated client drawdowns in our municipal investment agreement portfolio causing negative interest rate spreads. This trend intensified in the second quarter as revenues declined 19%. The table below summarizes our consolidated investment management results for the second quarter and first six months of 2002 and 2001:

                                                Percent Change
                                           --------------------------
                                           2nd Quarter   Year-to-date
                                           -----------   ------------
              2nd Quarter   Year-to-date      2002           2002
              -----------   ------------       vs.            vs.
In millions   2002   2001   2002    2001      2001           2001
---------------------------------------------------------------------
Revenues       $26    $32    $55     $64      (19)%          (13)%
Expenses        14     16     28      33      (12)%          (12)%
---------------------------------------------------------------------
Income         $12    $16    $27     $31      (27)%          (13)%

     MBIA Asset Management, LLC is comprised of 1838 Investment Advisors, LLC
(1838), MBIA Municipal Investors Service Corp. (MBIA-MISC), MBIA Investment Management Corp. (IMC) and MBIA Capital Management Corp. (CMC). The following provides a summary of each of these businesses:

1838 is a full-service asset management firm with a strong institutional focus. It manages $7.8 billion in equity, fixed-income and balanced portfolios for a client base comprised of municipalities, endowments, foundations, corporate employee benefit plans and high-net-worth individuals, down from $13.1 billion at June 30, 2001 due to the decline in the equity markets.

MBIA-MISC provides cash management, investment fund administration and fixed-rate investment placement services directly to local governments and school districts. MBIA-MISC is a Securities and Exchange Commission
(SEC)-registered investment adviser and at June 30, 2002 had $10.2 billion in assets under management, up 6% over June 30, 2001.

IMC provides state and local governments with tailored investment agreements for bond proceeds and other public funds, such as construction, loan origination, capitalized interest and debt service reserve funds. At June 30, 2002 principal and accrued interest outstanding on investment and repurchase agreements and securities sold under agreements to repurchase was $6.9 billion, compared with $5.4 billion at June 30, 2001. At market value, the assets supporting these agreements were $7.2 billion and $5.7

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

billion at June 30, 2002 and 2001, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

     IMC uses derivative financial instruments to manage interest rate risk and foreign currency risk. Credit default swaps are entered into as an extension of our credit enhancement business. Forward delivery agreements are offered to clients and involve the periodic sale of securities to clients. We have established policies limiting the amount, type and concentration of such instruments. At second quarter-end 2001, our exposure to derivative financial instruments was not material.

CMC is a SEC-registered investment adviser and National Association of Securities Dealers member firm. CMC specializes in fixed-income management for institutional funds and provides investment management services for IMC's investment agreements, MBIA-MISC's municipal cash management programs and the Company's insurance related portfolios. At June 30, 2002, CMC's third-party assets under management were $2.3 billion compared with $2.5 billion at June 30, 2001.

Municipal Services

     MBIA MuniServices Company (MBIA MuniServices) delivers revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, audit, collections/recovery, enforcement and information (data) services. During 1999, the Company completed a reorganization of the operations of two of its subsidiaries into one entity, MBIA MuniServices. The municipal services segment also includes Capital Asset Holdings GP, Inc. and certain affiliated entities (Capital Asset), a servicer of delinquent tax certificates. In the second quarter of 2002, Municipal Services operations reported pre-tax income of $0.1 million compared with a loss of $0.8 million during the same period of 2001. For the six month period ended June 30, 2002, Municipal Services operations reported pre-tax income of $0.2 million compared with a loss of $1.6 million during the same period last year.

     The Company is the majority owner of Capital Asset, which was in the business of acquiring and servicing tax liens. The Company became the majority owner in December 1998 when it acquired the interest of the company's founder. MBIA Corp. has insured three securitizations of tax liens that were originated and continue to be serviced by Capital Asset. These securitizations were structured through the sale by Capital Asset of substantially all of its tax liens to three off-balance sheet qualifying special purpose vehicles that were established in connection with these securitizations. The qualifying special purpose vehicles are not included in the consolidated financial statements of the Company. In the third quarter of 1999, Capital Asset engaged a specialty servicer of residential mortgages to help manage its business and operations and to assist in administering the portfolios supporting the securitizations insured by MBIA Corp. As of June 30, 2002, the aggregate gross insured amount in connection with these securitizations was approximately $228 million. MBIA Corp. has established case reserves related to these policies, and there can be no assurance that such reserves will be sufficient to cover all losses under these policies.

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

Corporate

Net Investment Income Net investment income was $2.0 million in the second quarter of 2002 compared with $1.6 million in the second quarter of last year. For the first six months of 2002, net investment income totaled $4.3 million compared with $3.3 million for the comparable period in 2001. Investment income is greater this year because of an increased asset base and higher yields due to the composition of the portfolio compared to last year.

Interest Expense In the second quarter of 2002, interest expense was $13 million compared with $14 million during the second quarter of 2001. The decrease is the result of interest rate swaps which enabled the Company to benefit from the current low interest rate environment by converting the interest rates on certain of our long-term debt issues from fixed rates to floating rates. The counterparties can terminate these swaps at specific future dates.

Corporate Expenses Corporate expenses, which no longer include goodwill amortization expense this year, are comprised primarily of general corporate overhead. Corporate expenses decreased 56% in the second quarter of 2002 and 37% in the first half of 2002.

Gains and Losses

Net Realized Gains Net realized gains were $0.4 million in the second quarter of 2002 compared with $3.1 million during the second quarter of 2001. For the first six months of 2002, net realized losses were $0.4 million compared with $0.9 million in the comparable 2001 period. These gains and losses were generated as a result of the ongoing management of the investment portfolio.

Change in Fair Value of Derivative Instruments In the second quarter of 2002, unrealized losses were $14.5 million due primarily to the widening of credit and interest rate spreads. Unrealized losses for the first six months of 2002 totaled $2.7 million.

                           MBIA Inc. and Subsidiaries
                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (Continued)

Taxes

Our tax policy is to optimize our after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, our tax rate will fluctuate from time-to-time as we manage our investment portfolio on a total return basis. Our effective tax rate decreased slightly from 26.5% for the second quarter of 2001 to 26.4% for the second quarter of 2002.

Capital Resources

We carefully manage our capital resources to optimize our cost of capital while maintaining appropriate claims-paying resources to sustain our insurance companies' Triple-A claims-paying ratings. At June 30, 2002, our total shareholders' equity was $5.1 billion, with total long-term borrowings at $816 million. We use debt financing to lower our overall cost of capital, thereby increasing our return on shareholders' equity. We maintain debt at levels we consider to be prudent based on our cash flow and total capital. The following table shows our long-term debt and the ratios we use to measure it:

                                  June 30,   December 31,
                                    2002         2001
---------------------------------------------------------
Long-term debt (in millions)       $ 816        $ 805
Long-term debt to total capital     13.8%        14.4%

Earnings to fixed charges           16.8         14.8

     In July of 1999, the Board of Directors authorized the repurchase of 11.25 million shares of common stock of the Company. The Company began the repurchase program in the fourth quarter of 1999. As of June 30, 2002 the Company has repurchased a total of 5.2 million shares at an average price of $39.62.

     MBIA Corp. has a $900 million irrevocable standby line of credit facility with a group of major Triple-A-rated banks to provide funds for the payment of claims in excess of the greater of $900 million or 5.6% of average annual debt service with respect to public finance transactions. The agreement is for a seven-year term, which expires on October 31, 2008, and, subject to approval by the banks, may be renewed annually to extend the term to seven years beyond the renewal date. MBIA Corp. also maintains stop-loss reinsurance coverage of $211 million on its global structured finance portfolio. The attachment point is calculated annually as a percentage of the global structured finance portfolio and was $1.01 billion as of June 30, 2002. In addition, MBIA Inc. maintains an option to place $150 million of subordinated securities contingent upon MBIA Corp. and other insurance subsidiaries incurring losses in excess of $1.65 billion. The attachment point is calculated annually as a percentage of the insured portfolio.

     At quarter end, total claims-paying resources for MBIA Corp. stood at $10.4 billion, a 10% increase over June 30, 2001.

                           MBIA Inc. and Subsidiaries
                      Management's Discussion ans Analysis
          of Financial Condition and Results of Operations (Continue)

Liquidity

Cash flow needs at the parent company level are primarily for dividends to our shareholders and interest payments on our debt. These requirements have historically been met through dividend payments from MBIA Corp., which generates substantial operating cash flow from premium writings and investment income. In the first six months of 2002, MBIA Corp.'s operating cash flow totaled $258 million.

     Under New York state insurance law, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In the case of MBIA Corp., dividends in any 12-month period cannot be greater than 10% of policyholders' surplus as shown in its most recent statutory financial statement on file with the New York State Insurance Department without prior approval of the superintendent of the state insurance department. During the second quarter of 2002, MBIA Corp. paid dividends of $56.6 million and based upon the filing of the June 30, 2002 statutory statement had dividend capacity of $67.2 million without special regulatory approval.

     The Company has significant liquidity supporting its businesses. As of June 30, 2002, cash equivalents and short-term investments totaled $524 million. Should significant cash flow reductions occur in any of our businesses, for any combination of reasons, we have additional alternatives for meeting ongoing cash requirements. They include selling or pledging our fixed-income investments from our investment portfolio, tapping existing liquidity facilities and new borrowings.

     The Company has substantial external borrowing capacity. We maintain two short-term bank lines totaling $675 million with a group of worldwide banks. As of June 30, 2002, there were no balances outstanding under these lines.

     The investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. As of June 30, 2002, the fair value of our consolidated investment portfolio was $15.2 billion, as shown in the following table:

                                                          Percent Change
                                June 30,   December 31,   --------------
In millions                       2002         2001        2002 vs. 2001
------------------------------------------------------------------------
Insurance operations:
   Amortized cost                $ 7,771      $ 7,704           1%
   Unrealized gain                   291          146          99%
------------------------------------------------------------------------
Fair value                       $ 8,062      $ 7,850           3%
------------------------------------------------------------------------

Municipal investment
   agreements:
   Amortized cost                $ 6,976      $ 6,535           7%
   Unrealized gain                   178          131          36%
------------------------------------------------------------------------
Fair value                       $ 7,154      $ 6,666           7%
------------------------------------------------------------------------
Total portfolio at fair value    $15,216      $14,516           5%

                           MBIA Inc. and Subsidiaries
                      Management's Discussion ans Analysis
          of Financial Condition and Results of Operations (Continue)

     The growth of our insurance-related investments in 2002 was the result of positive cash flow from operations. The fair value of investments related to our municipal investment agreement business has increased to $7.2 billion from $6.7 billion at December 31, 2001. This increase was a result of growth in IMC's municipal investment and repurchase agreement program.

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

PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the Company's market risk during the quarter ended June 30, 2002. For additional information on market risk, refer to page 37 of the Company's 2001 Annual Report, portions of which were filed as
Exhibit 13 to the Company's Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On July 15, 2002 MBIA Insurance Corporation and Subsidiaries ("MBIA Corp.") and Wells Fargo Bank Minnesota, N.A. ("Wells Fargo"), in its capacity as trustee, jointly filed suit in Delaware federal district court against Royal Indemnity Company ("Royal") to enforce insurance policies that Royal issued (the "Royal Policies") to guarantee vocational loans originated by Student Finance Corporation ("SFC"). MBIA Corp. insured eight securitizations, which had a total gross par outstanding of approximately $380 million as June 30, 2002, that were collateralized by the vocational student loans originated by SFC and guaranteed by Royal. The Royal Policies guarantee the payment of all the principal plus 90 days interest on all of the vocational loans in the securitizations insured by MBIA Corp. and state that "notwithstanding any other provision of (the) policy to the contrary, the right of the beneficiary to receive payment for loss under
(the) policy after payment of the initial premium by the insured shall be absolute, irrevocable and unconditional."

In their complaints, MBIA Corp. and Wells Fargo allege that Royal has committed anticipatory breaches of the Royal Policies. Previously, in June 2002, Royal brought suit against Well Fargo and other parties, not including MBIA Corp., seeking a declaration that it is not obligated to pay on the Royal Policies, and seeking rescission of the Royal Policies, on the grounds that SFC, its subsidiaries, and other related parties engaged in fraudulent behavior and/or made negligent misrepresentations regarding the collateralized loans.

To date, claims in the amount of approximately $290 million have been made under the Royal Policies, and MBIA Corp. expects that there will be additional claims made under the Royal Policies. In the event that Royal does not honor claims under the Royal Policies during the pendency of the litigation, MBIA Corp. will be required to make payments under its policies in respect of scheduled interest and principal on the notes insured under the MBIA Corp. policies. MBIA Corp. expects ultimately to recover from Royal any payments it makes under its policies.

                                      (26)

MBIA Corp. believes that it will prevail in the litigation and will have no ultimate loss on these policies, although there can be no assurance that MBIA Corp. will prevail in the litigation. If MBIA Corp. does not prevail in the litigation and Royal does not make payments under the Royal Policies, MBIA Corp. expects to incur losses under its policies. MBIA Corp. does not believe, however, that any such losses will have a material adverse effect on its financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were voted upon at the Annual Meeting of Shareholders of the Company held on May 9, 2002, and received the votes set forth below:

     1: The proposal to ratify the Company's Board of Directors was adopted with the following number of votes per director:

Nominees               In Favor      Withheld
----------------------------------------------
Joseph W. Brown        125,332,871   1,128,926
David C. Clapp         125,325,490   1,136,307
Gary Dunton            125,342,432   1,119,365
Claire Guadiani        125,321,358   1,140,439
William H. Gray, III   124,465,537   1,996,260
Freda S. Johnson       125,542,363   1,919,434
Daniel P. Kearney      125,340,805   1,120,992
James A. Lebenthal     125,540,407   1,921,390
John A. Rolls          124,550,928   1,910,869

     2: The proposal to ratify the Company's Annual and Long Term Incentive Plan was adopted, with 123,618,964 votes in favor, 2,061,347 votes against and 781,485 votes abstaining.

     3: The proposal to ratify the Company's Amended and Restated Deferred Compensation and Stock Ownership Plan for Non-Employee Directors was adopted, with 124,016,513 votes in favor, 1,493,755 votes against and 951,528 votes abstaining.

     4. The proposal to ratify the Company's Restricted Stock Plan for Non-Employee Directors was adopted, with 116,344,476 votes in favor, 9,223,248 votes against and 894,072 votes abstaining.

     5: The proposal to ratify the apointment of PricewaterhouseCoopers LLP, Certified Public Accountants, as independent auditors for the Company for 2002 was adopted, with 121,417,602 votes in favor, 4,466,063 votes against and 578,131 votes abstaining.

                                      (27)

Item 6. Exhibits and Reports on Form 8-K

          a)   Exhibits

               11.  Computation of Earnings Per Share Assuming Dilution

               99.1 Additional Exhibits - MBIA Insurance Corporation and
                    Subsidiaries Consolidated Financial Statements

               99.2 Additional Exhibits - Chief Executive Officer Certification

               99.3 Additional Exhibits - Chief Financial Officer Certification

          b) Reports on Form 8-K: No reports on Form 8-K were filed for the first six months of 2002.

                                      (28)

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


                                                 MBIA INC.
                                            ------------------------------------
                                                 Registrant


Date:  August 14, 2002                      /s/  Neil G. Budnick
                                            ------------------------------------
                                                 Neil G. Budnick
                                                 Chief Financial Officer


Date:  August 14, 2002                      /s/  Douglas C. Hamilton
                                            ------------------------------------
                                                 Douglas C. Hamilton
                                                 Controller
                                                 (Principal Accounting Officer)

                                      (29)