Form 10-Q
period 2002-09-30
MBIA INC
filed 2002-11-14
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

OR

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No. 1-9583	I.R.S. Employer Identification No. 06-1185706

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

Yes	☒	No	☐

As of November 4, 2002 there were outstanding 145,111,181 shares of Common Stock, par value $1 per share, of the registrant.

(2)

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands except per share amounts)

	September 30, 2002	December 31, 2001

Assets
Investments:
Fixed-maturity securities held as available-for-sale at fair value (amortized cost $7,583,697 and $7,274,848)	$8,204,090	$7,421,023
Short-term investments, at amortized cost (which approximates fair value)	581,591	293,791
Other investments	112,929	135,376

	8,898,610	7,850,190
Investment agreement portfolio held as available-for-sale at fair value (amortized cost $6,094,696 and $5,957,089)	6,442,409	6,079,066
Investment agreement portfolio pledged as collateral at fair value (amortized cost $1,516,925 and $577,790)	1,569,539	586,915

Total investments	16,910,558	14,516,171
Cash and cash equivalents	175,696	115,040
Accrued investment income	199,314	181,984
Deferred acquisition costs	287,409	277,699
Prepaid reinsurance premiums	518,813	507,079
Reinsurance recoverable on unpaid losses	44,335	35,090
Goodwill	90,041	97,772
Property and equipment, at cost (less accumulated depreciation of $82,986 and $72,088)	129,504	129,004
Receivable for investments sold	104,805	157,864
Other assets	252,764	181,982

Total assets	$18,713,239	$16,199,685

Liabilities and Shareholders’ Equity
Liabilities:
Deferred premium revenue	$2,635,925	$2,565,096
Loss and loss adjustment expense reserves	568,174	518,389
Investment agreement obligations	5,651,907	5,150,374
Investment repurchase agreement obligations	608,667	904,744
Long-term debt	1,115,259	805,062
Short-term debt	17,650	47,751
Securities sold under agreements to repurchase	1,315,716	555,496
Current income taxes	—	22,419
Deferred income taxes	536,761	272,665
Deferred fee revenue	26,189	27,629
Payable for investments purchased	252,722	130,098
Other liabilities	502,548	417,324

Total liabilities	13,231,518	11,417,047
Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares – 10,000,000; issued and outstanding – none	—	—
Common stock, par value $1 per share; authorized shares – 400,000,000; issued shares – 152,529,263 and 151,950,991	152,529	151,951
Additional paid-in capital	1,221,607	1,195,802
Retained earnings	3,802,664	3,415,517
Accumulated other comprehensive income, net of deferred income tax provision of $333,695 and $91,222	605,551	145,321
Unallocated ESOP shares	(1,002)	(1,983)
Unearned compensation – restricted stock	(14,077)	(11,335)
Treasury stock – 6,925,968 and 3,516,921 shares	(285,551)	(112,635)

Total shareholders’ equity	5,481,721	4,782,638
Total liabilities and shareholders’ equity	$18,713,239	$16,199,685

The accompanying notes are an integral part of the consolidated financial statements.

(3)

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands except per share amounts)

	Three months ended September 30		Nine months ended September 30

	2002	2001	2002	2001

Insurance
Revenues:
Gross premiums written	$237,753	$218,722	$630,337	$610,186
Ceded premiums	(57,661)	(75,264)	(146,131)	(173,409)

Net premiums written	180,092	143,458	484,206	436,777
Scheduled premiums earned	129,401	120,276	378,469	345,471
Refunding premiums earned	25,199	14,174	52,938	37,353

Premiums earned (net of ceded premiums of $49,117, $43,512, $137,819 and $123,765)	154,600	134,450	431,407	382,824
Net investment income	108,975	105,312	323,544	309,429
Advisory fees	18,962	6,757	38,306	27,607

Total insurance revenues	282,537	246,519	793,257	719,860
Expenses:
Losses and LAE incurred	15,528	10,325	45,416	41,366
Amortization of deferred acquisition costs	12,799	11,139	34,944	31,009
Operating	20,315	19,729	59,650	58,611

Total insurance expenses	48,642	41,193	140,010	130,986
Insurance income	233,895	205,326	653,247	588,874

Investment management services
Revenues	27,534	34,994	83,112	98,712
Expenses	14,714	16,868	43,099	49,228

Investment management services income	12,820	18,126	40,013	49,484

Municipal services
Revenues	5,986	6,299	17,585	20,227
Expenses	5,887	7,000	17,293	22,532

Municipal services income (loss)	99	(701)	292	(2,305)

Corporate
Net investment income	2,565	1,537	6,825	4,881
Interest expense	15,141	14,323	40,931	44,217
Corporate expenses	4,646	4,397	11,907	15,969

Corporate loss	(17,222)	(17,183)	(46,013)	(55,305)

Gains and losses
Net realized gains	1,558	1,455	1,161	2,397
Change in fair value of derivative instruments	(8,833)	4,464	(11,496)	(2,573)

Net gains and losses	(7,275)	5,919	(10,335)	(176)

Income before income taxes	222,317	211,487	637,204	580,572
Provision for income taxes	58,179	56,967	167,585	153,852

Income before cumulative effect of accounting changes	164,138	154,520	469,619	426,720
Cumulative effect of accounting changes	—	—	(7,731)	(13,067)

Net income	$164,138	$154,520	$461,888	$413,653

Net income per common share:
Basic	$1.12	$1.04	$3.13	$2.79
Diluted	$1.11	$1.03	$3.11	$2.77
Weighted-average common shares outstanding:
Basic	146,526,405	148,346,088	147,376,950	148,145,627
Diluted	147,328,961	149,533,317	148,427,920	149,288,961

The accompanying notes are an integral part of the consolidated financial statements.

(4)

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the nine months ended September 30, 2002
(In thousands except per share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Common Stock

	Shares	Amount

Balance, January 1, 2002	151,951	$151,951	$1,195,802	$3,415,517	$145,321
Comprehensive income:
Net income	—	—	—	461,888	—
Other comprehensive income:
Change in unrealized appreciation of investments net of change in deferred income taxes of $259,942	—	—	—	—	483,413
Change in fair value of derivative instruments net of change in deferred income taxes of $(17,469)	—	—	—	—	(32,443)
Change in foreign currency translation	—	—	—	—	9,260
Other comprehensive income
Total comprehensive income
Treasury shares acquired	—	—	—	—	—
Exercise of stock options	455	455	15,489	—	—
Allocation of ESOP shares	—	—	50	—	—
Unearned compensation- restricted stock	123	123	6,489	—	—
Fair value of stock options – SFAS 123	—	—	3,777	—	—
Dividends (declared per common share $0.510, paid per common share $0.490)	—	—	—	(74,741)	—

Balance, September 30, 2002	152,529	$152,529	$1,221,607	$3,802,664	$605,551

	Unallocated ESOP Shares	Unearned Compensation- Restricted Stock			Total Shareholders’ Equity
			Treasury Stock

			Shares	Amount

Balance, January 1, 2002	$(1,983)	$(11,335)	(3,517)	$(112,635)	$4,782,638
Comprehensive income:
Net income	—	—	—	—	461,888
Other comprehensive income:
Change in unrealized appreciation of investments net of change in deferred income taxes of $259,942	—	—	—	—	483,413
Change in fair value of derivative instruments net of change in deferred income taxes of $(17,469)	—	—	—	—	(32,443)
Change in foreign currency translation	—	—	—	—	9,260

Other comprehensive income					460,230

Total comprehensive income					922,118

Treasury shares acquired	—	—	(3,409)	(172,916)	(172,916)
Exercise of stock options	—	—	—	—	15,944
Allocation of ESOP shares	981	—	—	—	1,031
Unearned compensation – restricted stock	—	(2,742)	—	—	3,870
Fair value of stock options – SFAS 123	—	—	—	—	3,777
Dividends (declared per common share $0.510, paid per common share $0.490)	—	—	—	—	(74,741)

Balance, September 30, 2002	$(1,002)	$(14,077)	(6,926)	$(285,551)	$5,481,721

The accompanying notes are an integral part of the consolidated financial statements.

2002

Disclosure of reclassification amount:
Unrealized appreciation of investments arising during the period, net of taxes	$492,029
Reclassification adjustment, net of taxes	(8,616)

Net unrealized appreciation, net of taxes	$483,413

(5)

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30

	2002	2001

Cash flows from operating activities:
Net income	$461,888	$413,653
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in accrued investment income	(17,330)	(16,623)
Increase in deferred acquisition costs	(9,710)	(2,373)
Increase in prepaid reinsurance premiums	(11,734)	(47,742)
Increase in deferred premium revenue	64,533	101,695
Increase in loss and loss adjustment expense reserves, net	40,540	23,188
Depreciation	10,898	7,674
Amortization of goodwill	—	4,913
Amortization of bond discount, net	14,416	(10,023)
Net realized gains on sale of investments	(1,161)	(2,397)
Deferred income tax provision (benefit)	21,502	(879)
Fair value of derivative instruments	11,496	2,573
Cumulative effect of accounting changes, net	7,731	13,067
Other, net	(29,214)	50,439

Total adjustments to net income	101,967	123,512

Net cash provided by operating activities	563,855	537,165

Cash flows from investing activities:
Purchase of fixed-maturity securities, net of payable for investments purchased	(9,629,554)	(12,521,246)
Sale of fixed-maturity securities, net of receivable for investments sold	8,978,668	11,786,078
Redemption of fixed-maturity securities, net of receivable for investments redeemed	384,935	312,704
(Purchase) sale of short-term investments, net	(240,669)	70,400
Sale (purchase) of other investments, net	12,532	(11,868)
Purchases for investment agreement portfolio, net of payable for investments purchased	(4,553,326)	(6,959,883)
Sales from investment agreement portfolio, net of receivable for investments sold	3,559,931	5,800,366
Capital expenditures, net of disposals	(12,307)	(2,448)
Other, net	—	499

Net cash used by investing activities	(1,499,790)	(1,525,398)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	291,314	—
Net repayment from retirement of short-term debt	(30,101)	(96,592)
Dividends paid	(72,237)	(64,838)
Purchase of treasury stock	(172,916)	(4,924)
Proceeds from issuance of investment and repurchase agreements	2,558,636	2,897,046
Payments for drawdowns of investment and repurchase agreements	(2,354,269)	(2,026,542)
Securities sold under agreements to repurchase, net	760,220	289,246
Exercise of stock options	15,944	20,951

Net cash provided by financing activities	996,591	1,014,347

Net increase in cash and cash equivalents	60,656	26,114
Cash and cash equivalents – beginning of period	115,040	93,962

Cash and cash equivalents – end of period	$175,696	$120,076

Supplemental cash flow disclosures:
Income taxes paid	$184,216	$137,275
Interest paid:
Investment and repurchase agreements	$211,676	$212,462
Long-term debt	40,718	44,653

The accompanying notes are an integral part of the consolidated financial statements.

(6)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.       Basis of Presentation
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2001 for MBIA Inc. and Subsidiaries (the “Company”).  The accompanying consolidated financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company’s financial position and results of operations.  The results of operations for the nine months ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.  The December 31, 2001 balance sheet presented was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances have been eliminated.  Business segment results are presented gross of intersegment transactions, which are not material to each segment.

2.       Dividends Declared
          Dividends declared by the Company during the nine months ended September 30, 2002 were $74.7 million.

3.       Recent Accounting Pronouncements
          Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.”  SFAS 141, which supercedes Accounting Principles Board Opinion No. (“APB”) 16, “Business Combinations,” requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and provides specific criteria for initial recognition of intangible assets apart from goodwill.  SFAS 142, which supercedes APB 17, “Intangible Assets,” requires that goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually.  The Standard includes a two-step process aimed at determining the amount, if any, by which the carrying value of a reporting unit exceeds its fair value.  Other intangible assets are to be amortized over their useful lives.

(7)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

          The following table contains a reconciliation of reported net income to net income adjusted for the effect of goodwill amortization for the three months and nine months ended September 30, 2002 and 2001:

	3rd Quarter		Year-to-Date

	2002	2001	2002	2001

Net income (in millions):
As reported	$164	$154	$462	$414
Amortization of goodwill	$—	$2	$—	$5

Adjusted net income	$164	$156	$462	$419
Net income per diluted share*:
As reported	$1.11	$1.03	$3.11	$2.77
Excluding amortization of goodwill	$1.11	$1.04	$3.11	$2.80

*All earnings per share calculations are diluted.

The Company completed its transitional impairment testing on its existing goodwill as of January 1, 2002 in accordance with SFAS 142.

Insurance    As of January 1, 2002, goodwill in the insurance segment totaled $76.9 million.  SFAS 142 requires a two step approach in determining any impairment in goodwill.  Step one entails evaluating whether the fair value of a reporting segment exceeds its carrying value.  In performing this evaluation the Company determined that the best measure of the fair value of the insurance reporting segment is its book value adjusted for the after-tax effects of net deferred premium revenue net of deferred acquisition costs, and the present value of installments to arrive at adjusted book value.  As of January 1, 2002, the Insurance reporting segment’s adjusted book value significantly exceeded its carrying value, and thus there was no impairment of its existing goodwill.

Investment Management Services     Total goodwill for the investment management services segment totaled $13.1 million as of January 1, 2002.  In performing step one of the impairment testing, the fair value of the reporting segment was determined using a multiple of earnings before income tax, depreciation and amortization (EBITDA) as this is a common measure of fair value in the investment management industry.  The multiple was determined based on a review of current industry valuation practice.  As of January 1, 2002 the fair value of the investment management services reporting segment significantly exceeded its carrying value indicating that goodwill was not impaired.

Municipal Services     The municipal services reporting segment had goodwill of $7.7 million as of January 1, 2002.  The fair value of the reporting segment was based on net assets.  In comparing fair value to carrying value, it was determined that goodwill was potentially impaired.  In performing step two of the impairment testing the implied fair value of goodwill was calculated by

(8)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

subtracting the fair value of the net assets from the fair value of the reporting segment.  In comparing the implied fair value of goodwill to the carrying amount of goodwill, it was determined that the entire amount was impaired and was therefore written off as of January 1, 2002 and reported as a cumulative effect of accounting change.

4.       Employee Stock Option Plans
          In the second quarter of 2002, the Company adopted the expense recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” retroactive to January 1, 2002.  In accordance with SFAS 123 the Company valued all stock options granted in 2002 using the “Black-Scholes” option pricing model.  The value is recognized as an expense over the period in which the options vest.  The Company believes that recognizing the expense associated with stock option grants is preferential to the prior method of accounting for stock options under APB 25, “Accounting for Stock Issued to Employees” because it produces a complete picture of compensation expenses within the Company’s consolidated statements of income for the three and nine month periods ending September 30, 2002.  The following table shows the effect on income and earnings per share of recognizing employee stock option expense:

	3rd Quarter		Year-to-Date

	2002	2001	2002	2001

Net income (in thousands):
Net income before stock option expense	$164,532	$154,520	$463,087	$413,653
After-tax stock option expense	(394)	—	(1,199)	—

As reported	$164,138	$154,520	$461,888	$413,653
Net income per diluted share:
Before stock option expense	$1.12	$1.03	$3.12	$2.77
As reported	$1.11	$1.03	$3.11	$2.77

The expense recognition provisions of SFAS 123 require that adoption be retroactive to the beginning of the year of adoption.  The table below shows first quarter 2002 results restated for the impact of the change:

	1st Quarter 2002

(in thousands – pre-tax)	As Reported	Stock Option Expense	Restated

Insurance operating expense	$18,363	$375	$18,738
Investment Management Services expenses	$14,076	$241	$14,317

(9)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1st Quarter 2002

Net income (in thousands):
As reported	$154,169
After-tax stock option expense	(400)

Restated	$153,769
Net income per diluted share:
As reported	$1.03
Restated	$1.03

5.       Recent Litigation
          On July 15, 2002 MBIA Insurance Corporation and Subsidiaries (“MBIA Corp.”) and Wells Fargo Bank Minnesota, N.A. (“Wells Fargo”), in its capacity as trustee, jointly filed suit in Delaware federal district court against Royal Indemnity Company (“Royal”) to enforce insurance policies that Royal issued (the “Royal Policies”) to guarantee vocational loans originated by Student Finance Corporation (“SFC”).  MBIA Corp. insured eight securitizations, which had a total gross par outstanding of approximately $365 million as of September 30, 2002, that were collateralized by the vocational student loans originated by SFC and guaranteed by Royal. The Royal Policies guarantee the payment of all the principal plus 90 days interest on all of the vocational loans in the securitizations insured by MBIA Corp. and state that “notwithstanding any other provision of (the) policy to the contrary, the right of the beneficiary to receive payment for loss under (the) policy after payment of the initial premium by the insured shall be absolute, irrevocable and unconditional.”

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

          To date, claims in the amount of approximately $311 million have been made under the Royal Policies with respect to student loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the Royal Policies with respect to student loans that may default in the future. In the event that Royal does not honor claims under the Royal Policies during the pendency of the litigation, MBIA Corp. will be required to make payments under its policies in respect of scheduled interest and principal on the notes insured under the MBIA Corp. policies. MBIA Corp. expects ultimately to recover from Royal any payments it makes under its policies.

(10)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

6.      Subsequent Events
         On October 1, 2002, the Company redeemed its $100 million 8.2% debentures due October 1, 2022.

         MBIA Global Funding LLC (“GLF”), a newly formed finance company, issued its first series of medium-term notes in October 2002.  GLF has issued a total of $530 million of medium-term notes to date.

         The Company continued its share repurchase program subsequent to September 30, 2002.  A total of 790,000 shares were repurchased from October 1, 2002 to November 11, 2002, bringing the total number of shares repurchased under the program to 7.7 million.

(11)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

MBIA Inc. (“MBIA” or the “Company”) through its subsidiaries is the world’s preeminent financial guarantor and a leading provider of specialized financial services. MBIA provides innovative and cost-effective products and services that meet the credit enhancement, financial and investment needs of its public- and private-sector clients, both in the United States (“U.S.”) and outside the U.S.  The Company operates its insurance business primarily through its wholly owned subsidiary, MBIA Insurance Corporation (“MBIA Corp.”) and its wholly owned French subsidiary, MBIA Assurance, S.A. (“MBIA Assurance”).

OVERVIEW
     The following information will provide the reader with a narrative on MBIA’s financial results for the third quarter and first nine months of 2002.  Detailed information on each business segment’s results is discussed as well.

Forward-Looking and Cautionary Statements
     Statements included in this discussion may represent “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995.  The Company has tried, wherever possible, to identify these forward-looking statements by using words like “believe,” “anticipate,” “project,” “plan,” “expect,” “intend,” “will likely result,” or “will continue.” Such statements are subject to certain risks that could cause actual results to differ materially from both historical and presently anticipated earnings.  Readers are cautioned not to place undue reliance on forward-looking statements, which reflect the Company’s plans and expectations and are based on information currently available to it.

     Following are some of the factors that could affect MBIA’s financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements: fluctuations in the economic, credit or interest rate environment in the U.S and outside the U.S.; level of activity within the national and international credit markets; competitive conditions and pricing levels; legislative and regulatory developments; technological developments; changes in tax laws; the effects of mergers, acquisitions and divestitures; and uncertainties that have not been identified at this time.

     MBIA is under no obligation to publicly correct or update any forward-looking statement if it becomes aware that such results are not likely to be achieved.

Recent Accounting Pronouncements
     Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.”  SFAS 141, which supercedes Accounting Principles Board Opinion No. (“APB”) 16, “Business Combinations,” requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and provides specific criteria for initial recognition of intangible assets apart from goodwill.  SFAS 142, which supercedes APB 17, “Intangible Assets,” requires that goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually. The Company completed its transitional impairment testing on its existing goodwill as of January 1, 2002 in accordance with SFAS 142.  See Note 3 in the Notes to Consolidated Financial Statements for further

(12)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

discussion of the impact of this statement on the Company’s financial position and results of operations.

Non-GAAP Measurements
     The Company, the investor community, equity analysts and rating agencies use various measures of profitability and intrinsic value, such as adjusted book value (“ABV”) and adjusted direct premiums (“ADP”), which are not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). MBIA views these measurements as a meaningful way to measure its performance and its intrinsic value.

     ABV is defined as book value plus the after-tax effects of net deferred premium revenue, net of deferred acquisition costs, the present value of installment premiums, and the unrealized gains or losses on investment contract liabilities.

     ADP includes MBIA’s upfront direct premiums as well as the estimated present value of current and future direct premiums from installment-based insurance policies issued during the period.   It does not include any assumed or ceded premiums.

RESULTS OF OPERATIONS
     MBIA had a solid quarter as it continues to focus on its Triple-A ratings, no-loss underwriting standards, and building shareholder value. Its disciplined approach to pricing and risk selection enabled the Company to post another profitable quarter in its Insurance segment, as both global public finance and global structured finance had strong growth over the prior year’s third quarter.  The Company’s asset management business continued to operate in a very difficult market environment as operating income declined 29% from last year’s third quarter.

     The following table shows the Company’s net income and net income per share for the third quarter and first nine months of 2002 and 2001, as well as book value per share and ABV per share at September 30, 2002 and 2001:

					Percent Change

					3rd Quarter	Year-to-date

	3rd Quarter		Year-to-date		2002 vs. 2001	2002 vs. 2001

	2002	2001	2002	2001

Net income (in millions):
As reported	$164	$155	$462	$414	6%	12%
Excluding accounting changes	$164	$155	$470	$427	6%	10%
Per share data: *
Net income:
As reported	$1.11	$1.03	$3.11	$2.77	8%	12%
Excluding accounting changes	$1.11	$1.03	$3.16	$2.86	8%	10%

Book value			$37.66	$32.09		17%
Adjusted book value			$50.61	$44.07		15%

*All earnings per share calculations are diluted.

(13)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

     The Company’s third quarter net income and earnings per share increased 6% and 8%, respectively.  This increase was due to a 14% increase in pre-tax insurance income, which was partially offset by a 29% decrease in Investment Management Services pre-tax income and by a negative change in the fair value of derivative instruments.  For the first nine months of 2002, net income and earnings per share increased by 12%.  Excluding accounting changes, net income and earnings per share increased 10%.  These increases are driven by an 11% increase in Insurance Operations pre-tax income, a modest profit in Municipal Services, and a 17% decrease in total Corporate expenses, partially offset by lower Investment Management Services results and a negative change in the fair value of derivative instruments.

     MBIA’s book value at September 30, 2002 was $37.66 per share, up 17% from $32.09 at September 30, 2001.  The increase was due primarily to retained earnings from operations and the increase in the market value of the Company’s investment portfolio.  A more meaningful measure of a financial guarantee company’s intrinsic value is its ABV. MBIA’s ABV was $50.61 per share at September 30, 2002, a 15% increase from September 30, 2001.  The following table presents the components of adjusted book value per share:

	September 30, 2002	September 30, 2001	Percent Change

			2002 vs. 2001

Book value per share	$37.66	$32.09	17%
After-tax value of:
Net deferred premium revenue, net of deferred acquisition costs	8.16	7.58	8%
Present value of installment premiums*	5.65	4.41	28%
Unrealized loss on investment contract liabilities	(0.86)	(0.01)	n/a

Adjusted book value per share	$50.61	$44.07	15%

*A conservative discount rate of 9% was used to present value installment premiums and provide consistency for both periods.

Insurance Operations
     The Company’s gross par insured, ADP, gross premiums written (“GPW”) and net premiums written (“NPW”) for the third quarter and first nine months of 2002 and 2001 are presented in the following table:

(14)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

					Percent Change

					3rd Quarter	Year-to-date

	3rd Quarter		Year-to-date		2002 vs. 2001	2002 vs. 2001

	2002	2001	2002	2001

Par * insured (in billions)	$41	$23	$101	$87	83%	16%
Premiums written:
(in millions)
ADP	$431	$209	$891	$748	106%	19%
GPW	$238	$219	$630	$610	9%	3%
NPW	$180	$143	$484	$437	26%	11%

* Par is defined as the face amount of a bond or issue that is paid at maturity.

     In the third quarter of 2002, total par insured increased 83% compared with the third quarter of 2001, reflecting increases in both the Company’s global structured finance business and its global public finance business.  Business written outside the U.S. was especially strong as par insured increased 453%.  ADP was up 106% compared with the third quarter of 2001, representing an especially strong result in the Company’s global structured finance business.

     GPW primarily reflects cash receipts and does not include the value of future premium receipts expected from installment policies originated in the period.  GPW was $238 million in the third quarter of 2002, 9% higher than the third quarter of 2001.  The increase resulted from a 32% increase in global structured finance partially offset by a 7% decrease in global public finance.  NPW, which is net of reinsurance ceded to reinsurers, was up 26% as the Company’s cession rate in the third quarter of 2002 decreased to 24% from 34% in the third quarter of 2001, primarily due to lower cessions outside the U.S.

     For the first nine months of 2002, par insured was up 16% compared with the first nine months of 2001, as the large increase in the third quarter offset the 7% decrease recorded in the first half of this year.  Global public finance was up 28% while global structured finance increased 9%.  ADP was up 19% compared with the same period a year ago, again as the strong third quarter offset the low volume in the first half of the year.  Business rated A and above totaled 84% for the nine months ended September 30, 2002 compared with 80% in the comparable 2001 period.  The overall quality of the outstanding insured portfolio continued to improve as 76% of the book is rated A and above as of September 30, 2002 compared with 75% a year ago.

     GPW was up 3% for the first nine months of 2002, as the 23% increase in global structured finance was almost offset by the 11% decline in global public finance.  Global structured finance GPW was strong both in the U.S. and outside the U.S.  The decline in global public finance was caused by a 62% decrease in business outside the U.S.  NPW grew 11% for the nine-month period caused by the year-to-date cession rate declining to 23% from 28% last year, again due to lower cession rates outside the U.S.

(15)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

     The Company estimates that the pre-tax present value of its total installment premium stream on outstanding policies to be $1.3 billion at September 30, 2002, compared with $1.0 billion at September 30, 2001.

     Total premiums ceded to reinsurers were $58 million and $146 million for the third quarter and first nine months of 2002, respectively.  Reinsurance enables the Company to cede exposure and comply with its single risk and credit guidelines.

     During 2002 the rating agencies began a review of reinsurers providing coverage to the financial guaranty industry. Some of MBIA’s reinsurers have been downgraded and others remain under review. To the extent any reinsurer is downgraded it results in less capital credit to MBIA under rating agency models. The reduced capital credit will not have a material adverse effect on the Company. The Company remains liable on a primary basis for all reinsured risks and believes that its reinsurers remain capable of meeting any potential obligation.

Global Public Finance Market  MBIA’s par insured and premium writings in both the new issue and secondary global public finance markets are shown in the following table:

					Percent Change

					3rd Quarter	Year-to-date

	3rd Quarter		Year-to-date		2002 vs. 2001	2002 vs. 2001

Global Public Finance	2002	2001	2002	2001

Par insured (in billions)	$17	$10	$40	$31	79%	28%
Premiums written:
(in millions)
ADP	$253	$137	$449	$477	84%	(6)%
GPW	$122	$131	$315	$353	(7)%	(11)%
NPW	$99	$83	$262	$259	19%	1%

     MBIA’s global public finance par insured increased 79% from 2001’s third quarter while ADP increased by 84%.  These increases were driven by very strong results outside the U.S. as a result of the closing of a number of large transactions during the quarter.

     Global public finance GPW decreased 7% from the third quarter of 2001.  This decrease was driven by a 64% decrease in business written outside the US partially offset by a 43% increase in US public finance business.  Ceded premiums as a percent of gross premiums decreased from 37% in the third quarter of 2001 to 19% in the third quarter of 2002, a result of the decrease in insured business outside of the US during the quarter.  As a result, NPW was up 19% from the third quarter of 2001.

(16)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

     For the nine months ended September 30, 2002, par insured was up 28% while ADP was down 6%, driven by a decrease in business insured outside the U.S.  For the nine-month period ended September 30, 2002 global public finance GPW was down 11%, with non-U.S. business decreasing 62% and domestic public finance GPW increasing 16%.  Cession rates declined from 27% in the first nine months of 2001 to 17% in the first nine months of 2002, largely due to lower cession rates outside the U.S.  This resulted in global public finance NPW increasing by 1% over last year’s first nine months.

Global Structured Finance Market  Details regarding MBIA’s par insured and premium writings in both the new issue and secondary global structured finance markets are shown in the following table:

					Percent Change

					3rd Quarter	Year-to-date

	3rd Quarter		Year-to-date		2002 vs. 2001	2002 vs. 2001

Global Structured Finance	2002	2001	2002	2001

Par insured (in billions)	$24	$13	$61	$56	86%	9%
Premiums written:
(in millions)
ADP	$178	$72	$442	$271	149%	63%
GPW	$116	$88	$315	$257	32%	23%
NPW	$81	$60	$222	$178	35%	25%

     MBIA insured $24 billion of par in the third quarter, up 86% from the $13 billion insured in the third quarter of last year.  ADP was up 149% for the quarter to $178 million.  These results were driven by higher business written outside the U.S. as par insured and ADP written outside the U.S. increased 663% and 850%, respectively.  Third quarter GPW and NPW increased 32% and 35%, respectively, due to the new business written during the quarter as well as installments received from business written in prior periods, which remained very strong.  The higher growth in NPW when compared with GPW is the result of a decreased cession rate outside of the U.S.

     For the first nine months par insured was up 9% while ADP was up 63% over the comparable period in 2001.  The growth in ADP was driven by a 100% increase in business outside the U.S. as well as a 53% increase in U.S. business.  Global structured finance GPW increased 23% in the first nine months of 2002, to $315 million from $257 million last year, again resulting from increases both in the U.S. and outside the U.S.  The cession rate on global structured finance business decreased slightly from 31% last year to 30% this year, resulting in an increase in NPW of 25%.

Premiums Earned  The composition of MBIA’s premiums earned in terms of its scheduled and refunded components is illustrated as follows:

(17)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

					Percent Change

					3rd Quarter	Year-to-date

	3rd Quarter		Year-to-date		2002 vs. 2001	2002 vs. 2001

In millions	2002	2001	2002	2001

Premiums earned:
Scheduled	$130	$120	$378	$346	8%	10%
Refunded	25	14	53	37	78%	42%

Total	$155	$134	$431	$383	15%	13%

     In the third quarter and first nine months of 2002 scheduled premiums earned increased by 8% and 10%, respectively, over the same periods of last year.  The lower growth rate in the third quarter was due to new business being booked later than expected.  Also, in the structured finance book of business, there has been a higher level of terminations, and, as a result of lower interest rates, there has been an increase in prepayments.

     Refunded premiums earned increased significantly in the first nine months of this year compared with last year, reflecting a lower interest rate environment. When an MBIA-insured bond issue is refunded or retired early, the related deferred premium revenue is earned immediately.  The level of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rates of the bond issue, the issuer’s desire or ability to modify bond covenants and applicable regulations under the Internal Revenue Code.

Investment Income  The Company’s insurance-related investment income (exclusive of realized gains and losses) increased 3% to $109 million in the third quarter of 2002, up from $105 million in the third quarter of 2001.  In the first nine months of 2002, investment income was up 5% over the first nine months of 2001.  These increases were primarily due to the growth in invested assets from cash flow from operations partially offset by an overall lower portfolio yield as market interest rates have continued to decline.

Advisory Fees  MBIA collects various advisory fees in connection with certain transactions. The Company also earns advisory fees in connection with its administration of certain third-party-owned special purpose vehicles.  Depending upon the type of service provided, the fee is either earned when it is due or deferred and earned over the life of the related transaction.  Work, waiver and consent, termination, administrative and management fees (“upfront fees”) are earned when due.  Structuring and commitment fees are earned on a straight-line basis over the life of the related insured transaction or commitment period.  In the third quarter of 2002, advisory fee revenues increased 181% to $19 million from $7 million in the third quarter of 2001.  Advisory fees increased 39% from $28 million to $38 million for the nine-month period.  These increases were primarily due to some large fees recognized during the third quarter as the Company closed several complex transactions. Since upfront fees are earned when the related

(18)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

transaction closes, the timing of transactions can result in significant fluctuations in revenues attributable to upfront fees from period to period.

Losses and Loss Adjustment Expenses (LAE)  Loss and loss adjustment expense (LAE) reserves are established in an amount equal to the Company’s estimate of identified or case basis reserves and unallocated losses, including costs of settlement, on the obligations it has insured.

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

     Case basis reserves are established when specific insured issues are identified as currently or likely to be in default. This reserve is based on the present value of the expected loss and LAE payments, net of expected recoveries under salvage and subrogation rights and reinsurance, based on a discount rate of 5.80%, which is updated each quarter.  The discount rate is based on the estimated yield of MBIA’s fixed-income investment portfolio. When a case basis reserve is recorded, a corresponding reduction is made to the unallocated reserve.

     Company management periodically reevaluates its estimates for losses and LAE, and any resulting adjustments are reflected in current earnings. Management believes that the reserves are adequate to cover the ultimate net cost of claims. Because the reserves are based on estimates, however, there can be no assurance that the ultimate liability will not exceed such estimates.

     The following table shows the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves at the end of the third quarters of 2002 and 2001, as well as its loss provision for the first nine months of 2002 and 2001:

In millions	September 30, 2002	September 30, 2001	Percent Change

			2002 vs. 2001

Case-specific:
Gross	$285	$255	12%
Reinsurance recoverable on unpaid losses	44	36	24%

Net case reserves	241	219	10%
Unallocated	283	272	4%

Net loss and LAE reserves	$524	$491	7%
Provision	$45	$41	10%

(19)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

Insurance Expenses  Expenses related to the production of MBIA’s insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned.  The Company’s amortization of deferred acquisition costs, operating expenses and total insurance operating expenses, as well as related expense ratios, are shown in the following table:

					Percent Change

					3rd Quarter	Year-to-date

	3rd Quarter		Year-to-date		2002 vs. 2001	2002 vs. 2001

In millions	2002	2001	2002	2001

Amortization of deferred acquisition costs	$13	$11	$35	$31	15%	13%
Operating expenses	20	20	60	59	3%	2%

Total insurance operating expenses	$33	$31	$95	$90	7%	6%
Expense ratio:
GAAP	21.4%	23.0%	21.9%	23.4%
Statutory	10.8%	13.2%	15.7%	14.7%

     For the third quarter of 2002, the amortization of deferred acquisition costs increased 15% over the third quarter of 2001, reflecting the increase in insurance business written.  For the first nine months of 2002, the amortization of deferred acquisition costs increased 13% to $35 million compared with $31 million in the first nine months of 2001, again reflecting the increase in insurance business written.

     Operating expenses increased 3% and 2% from the third quarter and the first nine months of 2001, respectively.  Excluding expenses related to goodwill amortization that existed last year but not this year and stock option expenses that exist this year but not last year, operating expenses increased 7% in the third quarter and 6% on a year-to-date basis.  These increases were primarily the result of increased compensation and related costs.  Financial guarantee insurance companies use the statutory expense ratio (expenses before deferrals divided by net premiums written) as a measure of expense management.  The Company’s statutory expense ratio for the third quarter decreased compared with the third quarter last year due to a 24% increase in statutory net premiums written compared with only a 2% increase in statutory underwriting expenses incurred.

Insurance Income  The Company’s insurance income of $234 million for the third quarter of 2002 increased 14% over the third quarter of 2001 resulting from the 15% increase in total premiums earned and the 181% increase in advisory fees.  For the first nine months insurance income rose 11% to $653 million from $589 million a year ago due primarily to the 13% increase in total premiums earned, the 5% increase in investment income and the 39% increase in advisory fees.

(20)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

Investment Management Services
Since 1998, ownership of the Company’s four investment management companies has been consolidated under MBIA Asset Management, LLC.  In 2002, the group as a whole experienced a decrease in earnings primarily due to a weakening in the equity markets, which caused asset withdrawals.  In addition, due to the low interest rate environment, expected withdrawals under certain investment agreements were lower than projected in 2002, resulting in the Company incurring a negative spread on those investment agreements.  This trend intensified in the second quarter of the year and continued in the third quarter as revenues declined 21%. The table below summarizes MBIA’s consolidated investment management results for the third quarter and first nine months of 2002 and 2001:

					Percent Change

					3rd Quarter	Year-to-date

	3rd Quarter		Year-to-date		2002 vs. 2001	2002 vs. 2001

In millions	2002	2001	2002	2001

Revenues	$28	$35	$83	$98	(21)%	(16)%
Expenses	15	17	43	49	(13)%	(12)%

Income	$13	$18	$40	$49	(29)%	(19)%

     MBIA Asset Management, LLC is comprised of 1838 Investment Advisors, LLC (1838), MBIA Municipal Investors Service Corp. (MBIA-MISC), MBIA Investment Management Corp. (IMC) and MBIA Capital Management Corp. (CMC).  The following provides a summary of each of these businesses:

1838 is a full-service asset management firm with a strong institutional focus.  It manages equity, fixed-income and balanced portfolios for a client base comprised of municipalities, endowments, foundations, corporate employee benefit plans and high-net-worth individuals.  At September 30, 2002, 1838 managed $5.8 billion, down from $11.1 billion at the same period last year, due to the decline in the equity markets.

MBIA-MISC provides cash management, investment fund administration and fixed-rate investment placement services directly to local governments and school districts.  MBIA-MISC is a Securities and Exchange Commission (SEC)-registered investment adviser, and at September 30, 2002 had $10.1 billion in assets under management, down slightly from $10.2 billion at September 30, 2001.

IMC provides state and local governments with tailored investment agreements for bond proceeds and other public funds, such as construction, loan origination, capitalized interest and debt service reserve funds. At September 30, 2002, principal and accrued interest outstanding on investment and repurchase agreements and securities sold under agreements to repurchase was $7.6 billion, compared with $6.1 billion at September 30, 2001.  At market value, the assets supporting these agreements were $8.0 billion and $6.5 billion at September 30, 2002 and 2001, respectively.  These assets are comprised of high quality securities with an average credit quality rating of Double-A.

(21)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

     IMC uses derivative financial instruments to manage interest rate risk and foreign currency risk.  Credit default swaps are entered into as an extension of the group’s investment business.  Forward delivery agreements are offered and periodically sold to clients.  The Company has established policies limiting the amount, type and concentration of such instruments.

CMC is a SEC-registered investment adviser and National Association of Securities Dealers member firm.  CMC specializes in fixed-income management for institutional funds, and provides investment management services for IMC’s investment agreements, MBIA-MISC’s municipal cash management programs and the Company’s insurance related portfolios.  At September 30, 2002, CMC’s third-party assets under management were $2.5 billion, unchanged from September 30, 2001.

MBIA Global Funding, LLC (GLF)  GLF is a finance subsidiary of the Company and was formed as an extension of MBIA’s asset management business.  GLF is authorized to issue medium-term notes, investment agreements and other debt obligations.  Proceeds from these obligations will be loaned to MBIA Inc. to fund purchases of financial assets.  As of September 30, 2002 GLF had not issued any debt.

Municipal Services
     MBIA MuniServices Company (MBIA MuniServices) delivers revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, audit, collections/recovery, enforcement and information (data) services. During 1999, the Company completed a reorganization of the operations of two of its subsidiaries into one entity, MBIA MuniServices. The municipal services segment also includes Capital Asset Holdings GP, Inc. and certain affiliated entities (Capital Asset), which was an acquirer and servicer of delinquent tax certificates.  In the third quarter of 2002, Municipal Services operations reported pre-tax income of $0.1 million compared with a loss of $0.7 million during the same period of 2001.  For the nine-month period ended September 30, 2002, Municipal Services operations reported pre-tax income of $0.3 million compared with a loss of $2.3 million during the same period last year.

     MBIA became the majority owner of Capital Asset in December 1998 when it acquired the interest of the company’s founder.  MBIA Corp. has insured three securitizations of tax liens that were originated and continue to be serviced by Capital Asset.  These securitizations were structured through the sale by Capital Asset of substantially all of its tax liens to three off-balance sheet qualifying special purpose vehicles that were established in connection with these securitizations.  The qualifying special purpose vehicles are not included in the consolidated financial statements of the Company.  In the third quarter of 1999, Capital Asset engaged a specialty servicer of residential mortgages to help manage its business and operations and to assist in administering the portfolios supporting the securitizations insured by MBIA Corp.  As of September 30, 2002, the aggregate gross insured amount in connection with these securitizations was approximately $206 million.  To date MBIA Corp. has established case reserves related to these policies based on the amount of redemptive balances of those tax liens underlying such policies that Capital Asset has decided to write-off for a

(22)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

variety of reasons.  MBIA Corp. will continue to evaluate the performance of the tax lien portfolio and establish reserves as and when necessary based on the same methodology.  Since it is difficult to estimate the ultimate collectability of tax liens, there can be no assurance that the case reserves established to date will be sufficient to cover future claims under the policies.

     In addition, Capital Asset has other contingent liabilities, including potential liabilities in connection with pending litigation in which it is involved. In one case, a class action lawsuit has been filed against MBIA Inc., MBIA Corp. and certain other affiliates of Capital Asset.  Plaintiffs claim that a securitization completed by Capital Asset in 1999 was a fraudulent transfer under state law because the tax liens sold to the special purpose vehicle were sold at less than their fair value.  Also, plaintiffs claim that the transaction allegedly was done to avoid the effect of an adverse legal ruling against Capital Asset on certain issues.  The parties in this litigation, which principally involves the legal rate of interest that Capital Asset could legally charge on tax and water and sewer liens in Pittsburgh, are currently engaged in settlement discussions.  As part of any settlement, Capital Asset may have to refund a portion of the interest collected with respect to the Pittsburgh liens and write down a portion of the remaining accrued interest on the Pittsburgh liens.  The amount of the refund or write down with respect to any lien will depend on a variety of factors.  Capital Asset has established reserves in an amount it expects to be sufficient to cover the full amount of any refunds due.  The Company does not expect the amount of the write down of any accrued interest on the Pittsburgh liens to be material.

Corporate
Net Investment Income  Corporate net investment income was $2.6 million in the third quarter of 2002 compared with $1.5 million in the third quarter of last year.  For the first nine months of 2002, net investment income totaled $6.8 million compared with $4.9 million for the comparable period in 2001.  Investment income is higher this year due to an increase in the corporate asset base.

Interest Expense  In the third quarter of 2002, interest expense was $15 million compared with $14 million during the third quarter of 2001.  The increase was due to the Company’s issuance of $300 million of 20-year senior notes during the quarter.  Partially offsetting this additional interest was the benefit the Company received by converting the interest rates on certain long-term debt issues from fixed rates to floating rates.  The counterparties can terminate these swaps at specific future dates.

(23)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

Corporate Expenses  Corporate expenses, which no longer include goodwill amortization expense as of this year, are comprised primarily of general corporate overhead.  Corporate expenses increased 6% in the third quarter of 2002 and decreased 25% in the first nine months of 2002.

Gains and Losses
Net Realized Gains  Net realized gains were $1.6 million in the third quarter of 2002 compared with $1.5 million during the third quarter of 2001.  For the first nine months of 2002, net realized gains were $1.2 million compared with $2.4 million in the comparable 2001 period.  These gains and losses were generated as a result of ongoing management of the investment portfolio.

Change in Fair Value of Derivative Instruments  In the third quarter of 2002, unrealized pre-tax losses were $8.8 million due primarily to the widening of credit and interest rate spreads.  Unrealized pre-tax losses for the first nine months of 2002 totaled $11.5 million.  Since the adoption of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001, the Company has recorded unrealized pre-tax losses of $35.5 million (including $20.1 million from the pre-tax cumulative effect of accounting change).

Taxes
     MBIA’s tax policy is designed to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments.  However, the Company’s tax rate will fluctuate from time-to-time as it manages its investment portfolio on a total return basis.  MBIA’s effective tax rate decreased slightly from 26.5% for the first nine months of 2001 to 26.3% for the first nine months of 2002.

CAPITAL RESOURCES
     MBIA carefully manages its capital resources to optimize the cost of capital while maintaining appropriate claims-paying resources to sustain its Triple-A claims-paying ratings.  At September 30, 2002, MBIA’s total shareholders’ equity was $5.5 billion, with total long-term borrowings at $1.1 billion.  The Company uses debt financing to lower its overall cost of capital, thereby increasing its return on shareholders’ equity.  MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital.  The following table shows MBIA’s long-term debt and the ratios it uses to measure it:

	September 30, 2002	December 31, 2001

Long-term debt (in millions)	$1,115	$805
Long-term debt to total capital	16.9%	14.4%
Earnings to fixed charges	16.2	14.8

     In August of 2002, the Company completed a $300 million debt offering of 20-year senior notes, which carried a coupon of 6.4%.  Part of the proceeds from this offering was used to redeem the Company’s $100 million 8.2% debentures due October 1, 2022.

(24)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

This redemption occurred on October 1, 2002.  The remainder of the proceeds will be used for general corporate purposes.

     In July of 1999, the Board of Directors authorized the repurchase of 11.25 million shares of common stock of the Company.  The Company began the repurchase program in the fourth quarter of 1999.  As of September 30, 2002 the Company has repurchased a total of 6.9 million shares at an average price of $41.29 per share.

     MBIA Corp. has a $900 million irrevocable standby line of credit facility with a group of major Triple-A-rated banks (the “bank facility”) to provide funds for the payment of claims in excess of the greater of $900 million or 5.6% of average annual debt service with respect to public finance transactions.  The agreement is for a seven-year term, which expires on October 31, 2008.

     The current renewal date of the bank facility is December 15, 2002. The Company is in the process of obtaining commitments to extend the bank facility. To date the Company has received commitments for an extension of the bank facility for an additional seven years. The Company is pursuing a plan to further diversify its sources of soft capital and consistent with that plan, the Company expects to obtain additional commitments before the renewal date totaling between $600 million and $750 million.

     MBIA Corp. also maintains stop-loss reinsurance coverage of $211 million on its global structured finance portfolio. The attachment point is calculated annually as a percentage of the global structured finance portfolio and was $1.01 billion as of September 30, 2002.  In addition, MBIA Inc. maintains an option to place $150 million of subordinated securities contingent upon MBIA Corp. and other insurance subsidiaries incurring losses in excess of $1.65 billion.  The attachment point is calculated annually as a percentage of the insured portfolio.

     Each of the Company’s soft capital facilities described above are extendible on an annual basis. In addition, the Company may seek other sources of soft capital. There is no assurance that any such facility will be extended on any renewal date. To the extent that any such facility is not renewed, however, and unless otherwise terminated by the Company, the amount available under such facility on the renewal date remains in effect for the remaining term of the respective facility.

     At quarter-end, total claims-paying resources for MBIA Corp. stood at $10.8 billion, a 10% increase over September 30, 2001.

LIQUIDITY
     Cash flow needs at the parent company level are primarily for dividends to MBIA’s shareholders and interest payments on its debt.  These requirements have historically been met through dividend payments from MBIA Corp., which generates substantial operating cash flow from premium writings and investment income.  In the first nine months of 2002, MBIA Corp.’s operating cash flow totaled $566 million.

     Under New York state insurance law, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement.  In the case of MBIA Corp., dividends in any 12-month period cannot be greater than 10% of policyholders’ surplus as shown in its most recent statutory financial statement on file with the New York State Insurance Department without prior approval of the superintendent of the state insurance department.  During the third quarter of 2002, MBIA Corp. paid dividends of $58 million, and based upon the filing of the September 30, 2002 statutory statement, had dividend capacity of $138.8 million without special regulatory approval.

     The Company has significant liquidity supporting its businesses.  As of September 30, 2002, cash equivalents and short-term investments totaled $757 million.  Should significant cash flow reductions occur in any of its businesses MBIA has additional

(25)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

alternatives for meeting ongoing cash requirements.  They include selling or pledging fixed-income investments from its investment portfolio, tapping existing liquidity facilities and new borrowings.

     The Company has substantial external borrowing capacity.  It maintains two short-term bank lines totaling $675 million with a group of worldwide banks.  As of September 30, 2002, there were no balances outstanding under these lines.

     The investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments.  As of September 30, 2002, the fair value of MBIA’s consolidated investment portfolio was $16.9 billion, as shown in the following table:

In millions	September 30, 2002	December 31, 2001	Percent Change

			2002 vs. 2001

Insurance operations:
Amortized cost	$8,278	$7,704	7%
Unrealized gain	621	146	324%

Fair value	$8,899	$7,850	13%

Investment agreements:
Amortized cost	$7,612	$6,535	16%
Unrealized gain	400	131	205%

Fair value	$8,012	$6,666	20%

Total portfolio at fair value	$16,911	$14,516	16%

     The growth of MBIA’s insurance-related investments in 2002 was the result of positive cash flow from operations as well as an increase in market value due to the low interest rate environment.  The fair value of investments related to its investment agreement business has increased to $8.0 billion from $6.7 billion at December 31, 2001.  This increase was a result of growth in IMC’s municipal investment and repurchase agreement program and an increase in market value.

     The investment portfolios are considered to be available-for-sale, and the differences between their fair value and amortized cost, net of applicable taxes, are reflected as an adjustment to shareholders’ equity.  Differences between fair value and amortized cost arise primarily as a result of changes in interest rates occurring after a fixed-income security is purchased, although other factors influence fair value, including credit-related actions, supply and demand forces and other market factors.  The weighted-average credit quality of MBIA’s fixed-income portfolios has been maintained at Double-A since the Company’s inception.  Since it generally intends to hold most of its investments to maturity as part of its risk management strategy, the Company expects to realize a value substantially equal to amortized cost.

(26)

PART I - FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in the Company’s market risk during the quarter ended September 30, 2002.  For additional information on market risk, refer to page 37 of the Company’s 2001 Annual Report, portions of which were filed as Exhibit 13 to the Company’s Form 10-K for the year ended December 31, 2001.

Item 4. Controls and Procedures

          The Company carried out an evaluation under the supervision of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information relating to the Company required to be included in this quarterly report has been made known in a timely fashion.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation by the Company’s Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          On July 15, 2002 MBIA Insurance Corporation and Subsidiaries (“MBIA Corp.”) and Wells Fargo Bank Minnesota, N.A. (“Wells Fargo”), in its capacity as trustee, jointly filed suit in Delaware federal district court against Royal Indemnity Company (“Royal”) to enforce insurance policies that Royal issued (the “Royal Policies”) to guarantee vocational loans originated by Student Finance Corporation (“SFC”).  MBIA Corp. insured eight securitizations, which had a total gross par outstanding of approximately $365 million as of September 30, 2002, that were collateralized by the vocational student loans originated by SFC and guaranteed by Royal. The Royal Policies guarantee the payment of all the principal plus 90 days interest on all of the vocational loans in the securitizations insured by MBIA Corp. and state that “notwithstanding any other provision of (the) policy to the contrary, the right of the beneficiary to receive payment for loss under (the) policy after payment of the initial premium by the insured shall be absolute, irrevocable and unconditional.”

          In their complaints, MBIA Corp. and Wells Fargo allege that Royal has committed anticipatory breaches of the Royal Policies. Previously, in June 2002, Royal brought suit against Well Fargo and other parties, not including MBIA Corp., seeking a declaration that it is not obligated to pay on the Royal Policies, and seeking rescission

(27)

of the Royal Policies, on the grounds that SFC, its subsidiaries, and other related parties engaged in fraudulent behavior and/or made negligent misrepresentations regarding the collateralized loans.

          To date, claims in the amount of approximately $311 million have been made under the Royal Policies with respect to student loans that have defaulted.  MBIA Corp. expects that there will be additional claims made under the Royal Policies with respect to student loans that may default in the future.  In the event that Royal does not honor claims under the Royal Policies during the pendency of the litigation, MBIA Corp. will be required to make payments under its policies in respect of scheduled interest and principal on the notes insured under the MBIA Corp. policies. MBIA Corp. expects ultimately to recover from Royal any payments it makes under its policies.

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

Item 6.	Exhibits and Reports on Form 8-K

	a)	Exhibits
		11.	Computation of Earnings Per Share Assuming Dilution

		99.1	MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

		99.2	Chief Executive Officer - Sarbanes-Oxley Act of 2002 Section 906 Certification

		99.3	Chief Financial Officer - Sarbanes-Oxley Act of 2002 Section 906 Certification

	(b)	Reports on Form 8-K: The Company filed a report on Form 8-K on August 22, 2002 announcing it completed a $300 million debt offering of 20-year senior notes which carried a coupon of 6.4 percent.

(28)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC.

Registrant

Date:	November 14, 2002	/s/ NEIL G. BUDNICK

Neil G. Budnick Chief Financial Officer

Date:	November 14, 2002	/s/ DOUGLAS C. HAMILTON

Douglas C. Hamilton Controller (Principal Accounting Officer)

(29)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph W. Brown, certify that:

1.

I have reviewed the Quarterly Report of MBIA Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”);

2.

Based on my knowledge, this Quarterly Report of the Company does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.

Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Quarterly Report;

4.

The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

	(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

	(c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of the board of directors:

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(30)

	(b)	any fraud, whether or not material, that involves management or others who have a significant role in the Company’s internal controls; and

6.

The Company’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOSEPH W. BROWN

Joseph W. Brown Chief Executive Officer November 14, 2002

(31)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Neil G. Budnick, certify that:

1.

I have reviewed the Quarterly Report of MBIA Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”);

2.

Based on my knowledge, this Quarterly Report of the Company does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.

Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Quarterly Report;

4.

The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

	(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

	(c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of the board of directors:

(32)

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or others who have a significant role in the Company’s internal controls; and

6.

The Company’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ NEIL G. BUDNICK

Neil G. Budnick Chief Financial Officer November 14, 2002

(33)