Form 10-K
period 2002-12-31
MBIA INC
filed 2003-03-31
CIK 814585

United States
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

Annual report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2002.

Commission file number 1-9583

MBIA INC.
 (Exact name of registrant as specified in its charter)

Connecticut	06-1185706
(State of Incorporation)	(I.R.S. Employer Identification No.)

113 King Street, Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

(914) 273-4545 (Registrant’s telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 -K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as specified in Rule 12 b-2 of the Act).

Yes ☒	No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2002 was $8,323,800,834.00.

As of March 20, 2003, 144,210,109 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference. Portions of Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement of the Registrant, which will be filed on or before March 31, 2003, are incorporated by reference into Parts I and III.

PART I

Item 1.   Business

          MBIA Inc. (the “Company”) was incorporated as a business corporation under the laws of the state of Connecticut in 1986. The Company is engaged in providing financial guarantee insurance, investment management services and municipal services to public finance clients and financial institutions on a global basis. Financial guarantee insurance provides an unconditional and irrevocable guarantee of the payment of the principal of, and interest or other amounts owing on, insured obligations when due. The Company conducts its financial guarantee business through its wholly-owned subsidiary, MBIA Insurance Corporation (“MBIA Corp.”). MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association (the “Association”) which began writing financial guarantees for municipal bonds in 1974.  MBIA Corp. is the parent of MBIA Insurance Corp. of Illinois (“MBIA Illinois”) and Capital Markets Assurance Corporation (“CapMAC”), both financial guarantee companies that were acquired by MBIA Corp. MBIA Corp. also owns MBIA Assurance S.A. (“MBIA Assurance), a French insurance company, which writes financial guarantee insurance in the countries of the European Community. Generally, throughout the text, references to MBIA Corp. include the activities of its subsidiaries, MBIA Illinois, MBIA Assurance and CapMAC.

          MBIACorp. primarily insures obligations which are sold in the new issue and secondary markets, or which are held in unit investment trusts (“UIT”) and by mutual funds. It also provides financial guarantees for debt service reserve funds. As a result of the Triple-A ratings assigned to insured obligations, the principal economic value of financial guarantee insurance to the entity issuing the obligations is the savings in interest costs between an insured obligation and the same obligation on an uninsured basis. In addition, for complex financings and for obligations of issuers that are not well-known by investors, insured obligations receive greater market acceptance than uninsured obligations.

          MBIA Corp. issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly funded public purpose projects, bonds issued by highly-rated sovereign and sub-sovereign entities and obligations collateralized by corporate loans, credit default swaps, and corporate and asset-backed bonds, both in the new issue and secondary markets. The municipal obligations that MBIA Corp. insures include tax-exempt and taxable indebtedness of states, counties, cities, utility districts and other political subdivisions, as well as airports, higher education and health care facilities and similar authorities. The asset-backed and structured finance obligations insured by MBIA Corp. typically consist of securities that are payable from or which are tied to the performance of a specified pool of assets that have a defined cash flow, such as residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, trade and export receivables, equipment and real property leases, and infrastructure projects.

          MBIA Corp. has a Triple-A financial strength rating from Standard and Poor’s Corporation (“S&P”), which it received in 1974; from Moody’s Investors Service, Inc. (“Moody’s”), which it received in 1984; from Fitch, Inc. (“Fitch”), which it received in 1995; and from Rating and Investment Information, Inc. (“RII”), which it received in 1998. Obligations which are guaranteed by MBIA Corp. are rated Triple-A primarily based on these claims-paying ratings of MBIA Corp. Both S&P and Moody’s have also continued the Triple-A rating on MBIA Assurance, MBIA Illinois and CapMAC guaranteed bond issues. The Triple-A ratings are important to the operation of the Company’s business and any reduction in these ratings could have a material adverse effect on MBIA Corp.’s ability to compete and could also have a material adverse effect on the business, operations and financial results of the Company.

          The Company also provides investment management products and financial services through a group of subsidiary companies, all of which are owned by our wholly-owned subsidiary, MBIA Asset Management, LLC. These services include cash management, the issuance of investment agreements, the issuance of medium term notes, discretionary asset management, purchase and administrative services, and municipal revenue enhancement services. MBIA Municipal Investors Service Corporation (“MBIA-MISC”) provides cash management, customized asset management and investment consulting services to local governments, school districts and other institutional clients, providing those clients with fund administration services. MBIA Investment Management Corp. (“IMC”) offers guaranteed investment agreements primarily for bond proceeds to states and municipalities. MBIA Capital Management Corp. (“CMC”) performs fixed-income investment management services for the investment portfolios of the Company, MBIA Corp., MBIA-MISC, IMC and selected external clients. In 1998, the Company acquired what is now 1838 Investment Advisors, LLC (“1838”), an investment advisor to equity mutual funds and third-party clients. MBIA Global Funding , LLC (“GFL”) which was formed in 2002, raises funds through the issuance of medium term notes, with the proceeds invested in high quality eligible investments.

          MBIA MuniServices Company (“MuniServices”) provides revenue enhancement services and products (discovery, audit, collections/recovery, enforcement and information services) to state and local governments. The Company continues to own a majority interest in Capital Asset Holdings GP, Inc. and certain affiliated entities (collectively, “Capital Asset”). Capital Asset was in the business of acquiring and servicing tax liens. The Company became a majority owner in December, 1998, when it acquired the interest of Capital Asset’s founder. In 1999, the Company announced that it was exiting the tax lien business. Capital Asset’s primary activity today is servicing the three securitizations of tax liens that are insured by MBIA Corp.

          Statements included in this Form 10-K which are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “intend,” “will likely result,” or “will continue,” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of their respective dates. The following are some of the factors that could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements: (1) fluctuations in the economic, credit or interest rate environment in the United States or abroad; (2) level of activity within the national and international credit markets; (3) competitive conditions and pricing levels; (4) legislative or regulatory developments; (5) technological developments; (6) changes in tax laws; (7) the effects of mergers, acquisitions and divestitures; and (8) uncertainties that have not been identified at this time. The Company undertakes no obligation to publicly correct or update any forward-looking statement if it later becomes aware that such result is not likely to be achieved.

MBIA Corp. Insured Portfolio

          At December 31, 2002, the net par amount outstanding on MBIA Corp.’s insured obligations (including insured obligations of MBIA Illinois, MBIA Assurance and CapMAC, but excluding the guarantee of $8.0 billion of investment management transactions for IMC and GFL) was $497.3 billion. Net insurance in force was $781.6 billion.

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

          MBIA Corp. seeks to maintain a diversified insured portfolio designed to manage and diversify risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic area. As of December 31, 2002, MBIA Corp. had 32,588 policies outstanding (excluding 654 policies relating to investment management transactions guaranteed by MBIA Corp.). These policies are diversified among 10,590 “credits,” which MBIA Corp. defines as any group of issues supported by the same revenue source.

          The table below sets forth information with respect to the original par amount written per issue in MBIA Corp.’s portfolio as of December 31, 2002:

MBIA Corp. Original Par Amount Per Issue as of December 31, 2002 (1)

Original Par Amount Written Per Issue	Number of Issues Outstanding	% of Total Number of Issues Outstanding	Net Par Amount Outstanding	% of Net Par Amount Outstanding

			(In billions)
Less than $10 million	23,734	72.8%	$51.3	10.3%
$10-25 million	3,609	11.1	47.1	9.5
$25-50 million	2,194	6.7	58.4	11.7
$50-100 million	1,441	4.4	68.7	13.8
Greater than $100 million	1,610	5.0	271.8	54.7

Total	32,588	100.0%	$497.3	100.0%

(1)  Excludes $8.0 billion relating to investment management transactions guaranteed by MBIA Corp.

          MBIA Corp. underwrites financial guarantee insurance on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life (as opposed to the stated maturity) of its insurance policies in force at December 31, 2002 was 10.5 years. The average life was determined by applying a weighted-average calculation, using the remaining years to maturity of each insured obligation, and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings of insured issues. Average annual debt service on the portfolio at December 31, 2002 was $61.8 billion.

          MBIA Corp. had, until the early-1990’s, written only financial guarantees for municipal issuers in the United States. Municipal bonds consist of both taxable and tax-exempt bonds and notes that are issued by states, cities, political subdivisions, utility districts, airports, health care institutions, higher educational facilities, housing authorities and other similar agencies. These types of obligations are supported by taxes, assessments, fees related to use of projects, lease payment or other similar types of revenue streams. By the mid-1990’s, MBIA Corp. had begun to write guarantees for the structured finance and asset-backed market. This portion of MBIA Corp.’s business grew with the acquisition of CapMAC and its book of primarily structured finance and asset-backed business. In general, structured finance and asset-backed obligations are secured by or payable from a specific pool of assets having an ascertainable future cash flow. These obligations are either “pass-through” obligations, which represent interests in the related assets, or “pay-through” obligations, which generally are debt obligations collateralized by the related assets. MBIA Corp. also insures payments due under credit and other derivatives, including termination payments, that may become due upon the occurrence of certain events. These types of obligations also generally have the benefit of over-collateralization, excess cash flow or one or more forms of credit enhancement to cover credit risks associated with the related assets. Structured finance and asset-backed obligations contain certain risks: asset risk, which relates to the amount and quality of asset coverage; and structural risk, which relates to the extent to which the transaction structure protects the interests of the investors. In general, the asset risk is addressed by sizing the asset pool based on the historical and expected future performance of the assets. Structural risks include bankruptcy and tax risks. Structured and asset-backed securities are usually designed to protect the investors from the bankruptcy or insolvency of the entity that originated the underlying assets as well as from the bankruptcy or insolvency of the servicer (the entity which is responsible for collecting the cash flow from the asset pool). These structural issues concern whether the sale of the assets by the originator to the issuer would be upheld in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be required to delay the remittance of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings. In addition, servicer risk, the risk that problems at the servicer level could result in a decline in the collection of cash payments with respect to the underlying assets, may also be present in the transaction. The ability of the servicer to properly service and collect on the underlying assets is also a factor in determining future asset performance. These issues are addressed through MBIA Corp.’s underwriting guidelines and procedures.

          Outside of the United States, sovereign and sub-sovereign issuers, structured and asset-backed issuers, utilities and other issuers are increasingly using financial guarantee insurance. Ongoing privatization efforts have shifted the burden of financing new projects from the government to public and private capital markets, where investors may seek the security of financial guarantee insurance. There is also growing interest in asset-backed securitization. While the principles of securitization have been increasingly applied in overseas markets, the rate of development in particular countries has varied due to the sophistication of the local capital markets and the impact of financial regulatory requirements, accounting standards and legal systems. It is expected that securitization will continue to expand internationally, at varying rates in each country. MBIA Corp. insures both asset-backed and structured transactions, sovereign and sub-sovereign debt issues, utilities, project financings and other obligations in selected international markets. MBIA Corp. believes that the risk profile of the international business it insures is generally the same as in the United States, but recognizes that there are particular risks related to each country and region. These risks include the legal, economic and political situation, the capital markets and currency exchange risks. MBIA Corp. monitors these risks carefully.

          The table below shows the diversification of MBIA Corp.’s insured portfolio by bond type:

MBIA Corp. Insured Portfolio by Bond Type
as of December 31, 2002 (1)
(In billions)

Bond Type	Net Par Amount Outstanding	% of Net Par Amount Outstanding

Global Public Finance
United States
General Obligation	$112.6	22.6%
Utilities	51.9	10.4
Special Revenue	40.0	8.1
Health Care	35.3	7.1
Transportation	26.3	5.3
Higher Education	18.0	3.6
Investor-Owned Utilities	15.1	3.0
Housing	14.7	3.0

Total United States	313.9	63.1

Non-United States
Investor-Owned Utilities	3.1	0.6
Transportation	2.7	0.5
Sovereign	2.2	0.5
Utilities	1.5	0.3
Health Care	1.1	0.2
Sub-Sovereign	1.0	0.2
Housing	0.2	0.1

Total Non-United States	11.8	2.4

Total Global Public Finance	325.7	65.5

Global Structured Finance
United States
Asset-Backed:
Auto	15.1	3.0
Credit Cards	12.5	2.5
Other	5.9	1.2
Leasing	4.0	0.8
Collateralized Obligations	34.0	6.9
Mortgage-Backed:
Home Equity	18.9	3.8
Other	8.9	1.8
First Mortgage	4.5	0.9
Pooled Corp. Obligations & Other	12.8	2.6
Financial Risk	4.1	0.8

Total United States	120.7	24.3

Non-United States
Collateralized Obligations	31.9	6.4
Pooled Corp. Obligations & Other	7.8	1.6
Mortgage-Backed:
First Mortgage	5.6	1.1
Other	2.1	0.4
Asset-Backed	2.3	0.5
Financial Risk	1.2	0.2

Total Non-United States	50.9	10.2

Total Global Structured Finance	171.6	34.5

Total	$497.3	100.0%

(1)  Excludes $8.0 billion relating to investment management transactions guaranteed by MBIA Corp.

          As of December 31, 2002, of the $497.3 billion outstanding net par amount of obligations insured, $325.7 billion, or 65%, were insured in the global public finance market and $171.6 billion, or 35%, were insured in the global structured finance market.

          The table below shows the diversification by type of insurance written by MBIA Corp. in each of the last five years:

MBIA Corp. Net Par Amount by Bond Type (1)
(In millions)

Bond Type	1998	1999	2000	2001	2002

Global Public Finance
United States
General Obligation	$15,468	$9,981	$9,829	$15,848	$23,533
Utilities	6,475	2,440	2,747	6,350	8,101
Special Revenue	7,369	4,627	5,746	5,567	7,307
Transportation	4,174	709	2,637	1,098	3,930
Housing	2,093	1,872	1,294	2,723	2,318
Higher Education	4,072	1,434	1,645	2,110	2,026
Health Care	8,174	3,529	1,276	1,244	1,655
Investor Owned Utilities	1,477	1,340	2.523	1,652	172

Total United States	49,302	25,932	27,697	36,592	49,042

Total Non-United States	1,038	692	1,437	2,923	3,280

Total Global Public Finance	50,340	26,624	29,134	39,515	52,322

Global Structured Finance
United States
Collateralized Obligations	980	1,462	5,287	10,492	18,476
Asset Backed:
Auto	3,424	5,872	10,400	14,443	7,279
Credit Cards	4,077	1,844	9,100	8,418	1,787
Other	1,562	2,149	1,576	1,958	1,132
Leasing	1,044	1,726	1,408	2,307	448
Mortgage Backed:
Home Equity	16,041	10,191	4,656	7,206	5,367
Other	2,145	10,098	1,893	2,234	1,429
First Mortgage	2,434	5,205	2,171	2,561	1,049
Pooled Corp. Obligations & Other	4,085	1,717	2,306	3,282	4,109
Financial Risk	2,441	1,409	1,905	149	1,256

Total United States	38,233	41,673	40,702	53,050	42,332

Total Non-United States	6,708	5,061	15,424	11,114	17,982

Total Global Structured Finance	44,941	46,734	56,126	64,164	60,314

Total	$95,281	$73,358	$85,260	$103,679	$112,636

(1)  Par amount insured by year, net of reinsurance.

          MBIA Corp. is licensed to write business in all 50 states, the District of Columbia, Guam, the Northern Mariana Islands, the U.S. Virgin Islands, Puerto Rico, the Kingdom of Spain, the Republic of Singapore and the Republic of France. MBIA Assurance is licensed to write business in France. The Company is in the process of establishing a subsidiary in the United Kingdom, which will be licensed to write all European-based business. The following table sets forth the geographic distribution of MBIA Corp.’s net par outstanding including the ten largest states:

MBIA Corp. Insured Portfolio by State
As of December 31, 2002(1)

	Net Par Amount Outstanding	% of Net Par Amount Outstanding

	(In billions)
United States
California	$52.2	10.5%
New York	41.3	8.3
Florida	20.6	4.1
Texas	16.5	3.4
New Jersey	16.1	3.3
Illinois	16.0	3.2
Massachusetts	13.6	2.7
Pennsylvania	13.0	2.6
Michigan	9.1	1.8
Washington	8.5	1.7

Sub-Total	206.9	41.6
Other States & Territories	113.8	22.9
Nationally Diversified	113.8	22.9

Total United States	434.5	87.4
Non-United States
Regional Specific	23.5	4.7
Internationally Diversified	35.2	7.1
Other	4.1	0.8

Total International	62.8	12.6

Total	$497.3	100.0%

(1)  Excludes $8.0 billion relating to investment management transactions guaranteed by MBIA Corp.

          MBIA Corp. has various underwriting guidelines that limit the net insurance in force for any one insured credit and is subject to both rating agency and regulatory single-risk limits with respect to any bond issue insured by it. As of December 31, 2002, MBIA Corp.’s net par amount outstanding for its ten largest insured public finance credits totaled $23.2 billion, representing 4.7% of MBIA Corp.’s total net par amount outstanding, and for its ten largest structured finance credits (without aggregating common issuers), the net par outstanding was $18.5 billion, representing 3.7% of the total.

MBIA Corp. Insurance Programs

          MBIA Corp. offers financial guarantee insurance in both the new issue and secondary markets on a global basis. At present, no new financial guarantee insurance is being offered by MBIA Illinois or CapMAC, but it is possible that either of those entities may insure transactions in the future. MBIA Corp. and MBIA Assurance offer financial guarantee insurance in Europe, Asia, Latin America and other areas outside the United States. In the first quarter of 2001, the Company entered into a memorandum of understanding with Mitsui Marine and Fire Insurance Co. Ltd. relating to financial guarantee insurance in Japan, including certain reciprocal reinsurance agreements.

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

          In the secondary market, MBIA Corp. provides insurance on whole and partial maturities in response to requests from bond traders and institutional investors. MBIA Corp. also offers insurance to the unit investment trust market through ongoing arrangements with investment banks and financial service companies. Each issue in the trust is insured, in some cases until maturity, in others only while it is held in the trust. Lastly, insurance is offered in the mutual fund sector through ongoing arrangements with the fund sponsors. All fund issues are insured on a “while-in-trust” basis, but in some cases, MBIA Corp. is committed to offer insurance to maturity to the sponsor for an additional premium.

Operations

          The worldwide insurance operations of MBIA Corp. are conducted through the Global Public Finance Division, the Global Structured Finance Division, the Risk Management Group and the Insured Portfolio Management Group. The Global Public Finance Division has underwriting authority with respect to certain categories of business up to pre-determined par amounts based on a risk-ranking system. In order to ensure that the guidelines are followed, Risk Management monitors and periodically reviews underwriting decisions made by the Global Public Finance Division. With respect to larger, complex, or unique transactions, underwriting is performed by a division-level committee consisting of senior representatives of Global Public Finance, Risk Management, Insured Portfolio Management, and the Company’s Finance Department. For all transactions done by the Global Structured Finance Division, MBIA Corp.’s review and approval procedure has two stages. The first stage consists of screening, credit review and structuring by the appropriate business unit, in consultation with Risk Management officers. The second stage, consisting of the final review and approval of credit and structure, is performed by a committee consisting of the head of the applicable business unit, one officer from Risk Management and a third officer from either Risk Management or Insured Portfolio Management. Certain transactions, based on size, complexity, or other factors, must also be approved by a division-level committee consisting of senior representatives drawn from Global Structured Finance, Risk Management, Insured Portfolio Management, Legal and the Company’s Finance Department. Premium rates for all groups within the insurance operations enterprise are established by a Pricing Committee with representation from the Business Analysis Group (pricing and quantitative analysis) and the relevant insurance operations group. Select public and structured finance transactions may alternatively be approved at MBIA Corp.’s most senior level, the Executive Risk Committee, which consists of the Chief Executive Officer, the Chief Operating Officer, the Chief  Risk Officer, the Chief Financial Officer and the heads of each of the operations divisions and the Insured Portfolio Management group.

          Risk Management

          The Risk Management Group is responsible for the development and implementation of MBIA Corp.’s underwriting guidelines and procedures which are designed to ensure an insured portfolio with low risk characteristics. MBIA Corp. establishes underwriting guidelines based on those aspects of credit quality that it deems important for each category of obligation considered for insurance. For public finance and structured finance transactions, these aspects may include economic and social trends, debt management, financial management, adequacy of anticipated cash flow, satisfactory legal structure and other security provisions, viable tax and economic bases, adequacy of loss coverage and project feasibility, including a satisfactory consulting engineer’s report, if applicable. For global structured finance transactions, MBIA Corp.’s underwriting guidelines, analysis and due diligence focus on seller/servicer credit and operational quality, the historical and projected performance of the asset pool, and the strength of the structure, including legal segregation of the assets, cash flow analysis, the size and source of first loss protection, and asset performance triggers and financial covenants. All non-U.S. transactions also include an assessment of country risk. Such guidelines are subject to periodic review by senior committees which are responsible for establishing and maintaining underwriting standards and criteria for all insurance products.

          The Credit Analysis Group within Risk Management analyzes and monitors MBIA Corp.’s embedded exposure to financial institutions and corporate entities with respect to seller/servicer exposure, investment contracts, letters of credit, swaps, liquidity and other facilities supporting MBIA-insured issues, and recommends terms and conditions, as well as capacity guidelines for such exposures. The Portfolio Management Group within Risk Management analyzes the insured portfolio by various quantitative tools to test for diversity and credit quality, as well as to recommend guidelines for risk concentrations.

          Insured Portfolio Management

          The Insured Portfolio Management Group is responsible for monitoring outstanding issues insured by MBIA Corp. This group’s first function is to detect any deterioration in credit quality or changes in the economic or political environment which could interrupt the timely payment of debt service on an insured issue. Once a problem is detected, the group then works with the issuer, trustee, bond counsel, servicers, underwriters, and other interested parties to deal with the concern in order to minimize potential defaults. The Insured Portfolio Management Group works closely with the Risk Management and New Business Departments to provide feedback on insured issue performance and credit risk parameters.

          To date, MBIA Corp. has had 53 insured issues requiring claim payments. There are currently 5 additional insured issues for which case loss reserves have been established but for which claims have not yet been paid (see “Losses and Reserves” below). MBIA Corp. utilizes a variety of techniques to resolve problems, such as enforcement of covenants and triggers, assistance in resolving management problems and transfer of servicing.  The Company’s experience is that early detection and continued involvement by the Insured Portfolio Management Group are crucial in avoiding or minimizing claims on insurance policies. There can be no assurance, however, that there will be no material losses in the future in respect of any issues guaranteed by MBIA Corp., MBIA Illinois, MBIA Assurance or CapMAC.

          Once an obligation is insured, the issuer and the trustee are typically required to furnish periodically financial and asset related information, including audited financial statements, to the Insured Portfolio Management Group for review. Potential problems uncovered through this review, such as poor financial results, low fund balances, covenant or trigger violations, trustee or servicer problems, or excessive litigation, could result in an immediate surveillance review and an evaluation of possible remedial actions. The Insured Portfolio Management Group also monitors state and municipal finances and budget developments and evaluates their impact on issuers.

          During the underwriting process, issues are given an internal credit rating. Credits are monitored according to a frequency of review schedule that is based on risk type and credit quality. Issues that experience financial difficulties, deteriorating economic conditions, excessive litigation or covenant or trigger violations are placed on the appropriate review list and are subject to surveillance reviews at intervals commensurate to the problem which has been detected.

          There are three areas in the Insured Portfolio Management Group. The Global Public Finance Group handles all types of domestic and international municipal issues such as general obligation, utility and special revenue bonds, as well as project finance transactions. The units within the Global Structured Finance Group are responsible for domestic and international asset-backed, and other structured transactions, including future flow transactions and collateralized debt obligations. The Enterprise Group is responsible for all health care, housing and student loan transactions. Each of the three groups is responsible for processing waiver and consent requests and other deal modifications within their areas.

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

          The units within the Global Structured Finance Group monitor insured structured finance issues, focusing on asset and servicer performance and the cash flows of the deals. Monitoring of insured issues typically involves review of monthly trustee, servicer and portfolio manager statements, compliance reviews with transaction documents and analysis of cash flow adequacy. Review of issuer and/or servicer performance can include site visits, forensic audits, management meetings and financial statement reviews. For the very few credits that are in remediation, the units in this Group also perform specialized cash flow analyses, conduct best practices reviews with servicers and facilitate loss mitigation strategies.

          The Enterprise Group, which monitors insured health care, student loan and single and multi-family housing transactions as well as all pool programs, performs similar functions to, and applies the same policies and procedures as, the Global Public Finance and Global Structured Finance Groups. In addition, it is responsible for remedial activities on weaker credits.

          There are several sectors in the insured portfolio that are currently or may become subject to stress as a result of economic conditions. Both the investor owned utility sector and the airline sector are undergoing significant stress. In addition, in the event of an economic recession the consumer sector may also become subject to additional stress and loss and delinquency rates could increase. In accordance with the Company’s underwriting criteria, transactions insured by the Company are structured to endure significant stress under various stress assumptions, including an assumed economic recession. The Company has assessed each of its related portfolio exposures and, based on the transaction structures and on the Company’s evaluation of the likely effects and impact of these events, the Company believes at this time that it will not incur any material losses. There can be no assurance, however, that the Company will not incur material losses due to these exposures if the economic stress caused by these events in certain sectors is more severe than the Company currently foresees and had assumed in underwriting its exposures.

         MBIA Corp. has purchased certain certificates that that it insured, which were issued by the U.S. Airways Repackaging Trust, in 1998 and which represented partial ownership interests in 21 Boeing aircraft for approximately $72 million ($39 of which came from reinsurance). This purchase was done in connection with MBIA’s restructuring of this transaction as a result of the bankruptcy of U.S. Airways in order to enable the execution of new leases for the 21 aircraft with US Airways. The junior debt issued by the Trust will be foreclosed on and new leases will be negotiated with U.S. Airways. MBIA Corp. does not expect to incur a material loss on this transaction.

         In 1998 MBIA Corp. issued three policies insuring $55 million principal amount of notes (the “Notes”) issued by a property casualty company (the “Issuer”). These policies were issued under MBIA Corp.’s secondary market program that included guarantees of certain insurance company and other corporate obligations. This program has been discontinued. The Notes mature on April 1, 2003. The Issuer has paid all interest due to date on the Notes. MBIA believes that the issuer will not be able to pay the principal due at maturity and expects to make such payment under its policies. The Issuer is continuing to negotiate the terms of a restructuring with its creditors, including with MBIA Corp. as insurer of the Notes. As part of a restructuring, the Notes may be restructured and/or refinanced and sold to a third party. If sold to a third party, MBIA Corp. will continue to insure the Notes (or any substitute notes issued to refinance the Notes). MBIA Corp. currently believes that it will ultimately recover some or all of the amounts that it expects to pay under its policies. To date MBIA Corp. has established an initial case reserve for these policies. MBIA Corp. will continue to evaluate and adjust such reserve as necessary.

Conduits

          MBIA Corp. sponsors certain third party conduit financing vehicles that issue commercial paper and medium term notes. Conduits are used by banks and other financial institutions to raise funds for their customers in the capital markets. The conduits provide funding for multiple customers through a common special purpose vehicle that issues commercial paper/medium-term notes. The proceeds from the issuance of the commercial paper/notes are used to either make loans to customers which are secured by certain assets or to purchase the assets from the customers. All transactions insured in the MBIA Corp. sponsored conduits are subject to the standard underwriting process and must be rated at least investment grade by a rating agency before they can be put into the conduit. At December 31, 2002, there were $8.5 billion of assets in the MBIA conduits and $8.5 billion of liabilities issued through these conduits.

Investment Management Services

          MBIA Asset Management, LLC is the holding company under which the resources and capabilities of our investment management subsidiaries have been consolidated.

          MBIA-MISC provides cooperative cash management services directly to local governments and school districts. It also provides customized asset management and treasury management consulting services for municipal and quasi-public sector clients. In addition, MBIA-MISC performs investment fund administration services for clients, which provide an additional source of revenue, and portfolio accounting and reporting for all of the Company’s internal and external asset management portfolios. MBIA-MISC is a Securities and Exchange Commission registered investment adviser. MBIA-MISC operates in 20 states and the Commonwealth of Puerto Rico.

          IMC provides customized guaranteed investment agreements and flexible repurchase agreements for bond proceeds and other funds in the municipal and structured finance markets. At year-end 2002, principal and accrued interest outstanding on investment and repurchase agreements and securities sold under agreements to repurchase was $6.7 billion compared with $6.6 billion at year-end 2001. At market value, the assets supporting these agreements were $7.0 billion and $6.7 billion at year-end 2002 and 2001, respectively. These assets are comprised of high quality securities with an average credit quality rating of Double-A. IMC uses derivative financial instruments to manage interest rate risk and foreign currency risk. Credit default swaps are entered into as an extension of the group’s investment business. Forward delivery agreements are offered and periodically sold to clients. The Company has established policies limiting the amount, type and concentration of such instruments.

          The investment agreement assets are managed with the goal of matching the payment schedule of the invested assets, including hedges, to the payment schedules of the investment agreement liabilities in order to minimize market and liquidity risk. A source of liquidity risk related to this business, however, is the ability of some counterparties to withdraw moneys on dates other than those specified in the draw down schedule specified in the investment agreement. Liquidity risk is somewhat mitigated by provisions in certain of the investment agreements that limit an issuer’s ability to draw on the funds and by risk management procedures that require the regular re-evaluation and re-projection of draw down schedules. Investments are restricted to fixed income securities with a credit quality such that the overall minimum average portfolio credit quality is maintained at Aa/AA. CMC maintains funds invested in cash and cash equivalents to meet short-term liquidity needs.

          In 1998, the Company acquired 1838, a full-service asset management firm with a strong institutional focus. 1838 currently has approximately $5.4 billion in equity, fixed income and balanced portfolios under management.

          CMC provides investment management services for IMC’s investment agreements, MBIA-MISC’s municipal cash management programs and MBIA Corp.’s insurance related fixed-income investment portfolios, as well as third-party accounts. CMC assumed full management for MBIA Corp.’s insurance related fixed-income investment portfolios in 1996 and now manages substantially all of the Company’s investment portfolio. CMC is an NASD member and both CMC and 1838 are federally registered investment advisers. At year end, CMC had third-party assets under management of $2.6 billion. In addition, CMC had $8.4 billion of assets in the insurance related investment portfolio under management.

          GFL was formed in 2002 as an extension of the Company’s asset management business. GFL raises funds through the issuance of medium term notes with varying maturities (the “GFL MTN’s), which are in turn guaranteed by MBIA Corp. GFL lends the proceeds of these MTN issuances to the Company (“GFL Loans”). Under an agreement between the Company and MBIA Corp., the Company invests the proceeds of the GFL Loans in eligible investments, which consist of securities with a minimum double-A quality (the “GFL Investments”). These GFL Investments are pledged to MBIA Corp. The Company manages the program within a number of risk and liquidity parameters monitored by the rating agencies, and maintains backup liquidity in order to ensure that GFL has sufficient funds to make all payments due on the GFL MTN’s and to fund its operating expenses. In addition, the Company has made a capital investment in GFL, which is available to GFL at any time to fund its cash needs. As of December 31, 2002, the aggregate principal amount outstanding of GFL MTN’s and GFL Loans was approximately $1 billion and the aggregate market value of the GFL Investments was approximately $1.1billion. In the event that the value of the GFL Investments is insufficient to repay the GFL Loans when due, the Company may incur a loss.

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

          Capital Asset

          Through its interest in Capital Asset, between May 1996 and December 1998, the Company was involved in the business of acquiring and servicing delinquent real estate tax liens from municipalities. In December 1998, the Company became a majority owner of Capital Asset. During the first two quarters of 1999, the Company attempted to sell its interest in Capital Asset. At the end of the second quarter of 1999, the Company ceased these efforts and decided to limit the activities of Capital Asset primarily to the servicing of the portfolios then being serviced by Capital Asset. In the second quarter of 1999, the Company completed an internal evaluation of Capital Asset’s tax lien portfolio, as a result of which the Company determined that it was necessary to write down its investment in Capital Asset by $102 million. In the third quarter of 1999, Capital Asset engaged a specialty servicer of residential mortgages to help manage its business and operations and to assist in administering the tax lien portfolios serviced by Capital Asset and supporting the securitizations insured by MBIA Corp.

          In the third quarter of 1999, Capital Asset also completed the refinancing of substantially all of its remaining tax liens. These liens were originally financed through a commercial paper warehouse facility that matured at the end of the third quarter of 1999, and which was guaranteed by the Company. The refinancing was accomplished through a securitization transaction in which the tax liens were sold to a qualifying special purpose vehicle which in turn issued notes secured by those liens. The proceeds of the securitization were used primarily to extinguish the warehouse facility. This was Capital Asset’s third securitization of tax liens, and MBIA Corp. has insured all of the notes issued by these securitizations. These securitizations were structured through the sale by Capital Asset of substantially all of its tax liens to off-balance sheet qualifying special purpose vehicles that were established in connection with these securitizations. These vehicles are not included in the consolidation of the MBIA group. The first transaction, done in 1997, has a revolving bank line of credit, guaranteed by MBIA Corp., to purchase subsequent liens against already encumbered real estate if necessary to protect previous securitized lien positions. This first transaction had an original gross par insured of $285.4 million and an available credit line of $70.0 million. As of year-end 2002, gross par outstanding was $34.2 million in bonds and $18.4 million in borrowings against a reduced credit line of $30.0 million. The second transaction, done in 1998, also has a revolving bank line of credit, guaranteed by MBIA Corp., for the same purpose. This transaction had an original gross insured par of $175.6 million and an available credit line of $50.0 million. As of year-end 2002, the gross par outstanding was $23.6 million in bonds and $5.9 million in borrowings against a reduced credit line of $20.0 million. The final transaction, done in 1999, had an original gross par of $196.0 million outstanding, which has been reduced to $126.0 million as of year-end 2002, $7.6 million of which is included in long-term debt on the Company’s balance sheet. To date MBIA Corp. has established case reserves related to these policies based on the amount of redemptive balances of those tax liens underlying such policies that Capital Asset has decided to write-off for a variety of reasons. MBIA Corp. will continue to evaluate the performance of the tax lien portfolio and establish reserves as and when necessary based on the same methodology. Since it is difficult to estimate the ultimate collectibility of tax liens, there can be no assurance that the case reserves established to date will be sufficient to cover future claims under the policies.

          Capital Asset continues to have certain contingent liabilities outstanding, including various individual and class action lawsuits. The claims giving rise to these lawsuits are a result of Capital Asset’s business activities that took place primarily before the Company assumed majority ownership and Capital Asset is defending these lawsuits. The Company has no reason to believe that it has financial liability for these lawsuits. Plaintiffs in one of the class action lawsuits have filed a lawsuit against MBIA Corp. and certain affiliates claiming that the securitization completed by Capital Asset in 1999 was a fraudulent transfer under state law because the tax liens sold to the special purpose vehicle were sold at less than their fair value and because the transaction allegedly was done to avoid the effect of an adverse legal ruling against Capital Asset on certain issues. The parties in this litigation, which principally involves the legal rate of interest that Capital Asset could legally charge on tax and water and sewer liens in Pittsburgh, have signed a settlement agreement which is subject to preliminary and final court approvals. As part of the settlement, Capital Asset will have to refund a portion of the interest collected with respect to the Pittsburgh liens and write down a portion of the remaining accrued interest on the Pittsburgh liens. The amount of the refund or write down with respect to any lien will depend on a variety of factors. Capital Asset has established reserves in the amount it expects to be sufficient to cover the full amount of any refunds due. The Company does not expect the amount of the write down of any accrued interest on the Pittsburgh liens to be material.

Competition

          The financial guarantee insurance business is highly competitive: there are five other monolines that write financial guarantee insurance. The other insurers in 2002 in public finance were Ambac Assurance Corporation, Financial Guaranty Insurance Company, Financial Security Assurance Inc., XL Capital Assurance, Inc. and CDC IXIS Financial Guaranty North America, Inc., all of which, like MBIA Corp., have Aaa and AAA claims-paying ratings from Moody’s and S&P, respectively. The competitors in the new issue structured finance securities market in 2002 were Financial Security Assurance Inc., Ambac Assurance Corporation, XL Capital Assurance, Inc. and CDC IXIS Financial Guaranty North America, Inc.

          Financial guarantee insurance also competes with other forms of credit enhancement, including senior-subordinated structures, over-collateralization, letters of credit and guarantees (for example, mortgage guarantees where pools of mortgages secure debt service payments) provided by banks and other financial institutions, some of which are governmental agencies or have been assigned the highest credit ratings awarded by one or more of the major rating agencies. Letters of credit are most often issued for periods of less than 10 years, although there is no legal restriction on the issuance of letters of credit having longer terms. Thus, financial institutions and banks issuing letters of credit compete directly with MBIA Corp. to guarantee short-term notes and bonds with a maturity of less than 10 years. To the extent that banks providing credit enhancement may begin to issue letters of credit with commitments longer than 10 years, the competitive position of financial guarantee insurers, such as MBIA Corp., could be adversely affected. Letters of credit also are frequently used to assure the liquidity of a short-term put option for a long-term bond issue. This assurance of liquidity effectively confers on such issues, for the short term, the credit standing of the financial institution providing the facility, thereby competing with MBIA Corp. and other financial guarantee insurers in providing interest cost savings on such issues. Recently, other highly rated institutions, including pension funds and government sponsored entities, have begun offering third party credit enhancement on asset-backed and municipal obligations. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer’s alternative of foregoing credit enhancement and paying a higher interest rate. If the interest savings from insurance or another form of credit enhancement are not greater than the cost of such credit enhancement, the issuer will generally choose to issue bonds without enhancement. MBIA Corp. also competes in the international market with composite (multi-line) insurers.

          There are minimum capital requirements imposed on a financial guarantee insurer by Moody’s and S&P to obtain Triple-A claims-paying ratings. Also, under New York law, multi-line insurers are prohibited from writing financial guarantee insurance in New York State. See “Item 1. Business-Regulation.” However, there can be no assurance that major multi-line insurers or other financial institutions will not participate in financial guarantee insurance in the future, either directly or through monoline subsidiaries.

Reinsurance

          State insurance laws and regulations, as well as Moody’s and S&P, impose minimum capital requirements on financial guarantee companies, limiting the aggregate amount of insurance and the maximum size of any single risk exposure which may be written. MBIA Corp. increases its capacity to write new business by using treaty and facultative reinsurance to reduce its gross liabilities on an aggregate and single risk basis.

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

          MBIA Corp. also enters into facultative reinsurance arrangements from time to time primarily in connection with issues which, because of their size, require additional capacity beyond MBIA Corp.’s retention and treaty limits. Under these facultative arrangements, portions of MBIA Corp.’s liabilities are ceded on an issue-by-issue basis. MBIA Corp. utilizes facultative arrangements as a means of managing its exposure to single issuers to comply with regulatory and rating agency requirements, as well as internal underwriting and portfolio management criteria.

          As a primary insurer, MBIA Corp. is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations to MBIA Corp. The financial position of all reinsurers is monitored by MBIA Corp. on a regular basis.

          As of December 31, 2002, MBIA Corp. has retained $497.3 billion or 82% of the gross par outstanding of all transactions insured by it, MBIA Assurance, CapMAC and MBIA Illinois, and ceded $109.1 billion or 18% to reinsurers. The principal reinsurers of MBIA Corp., MBIA Assurance, CapMAC and MBIA Illinois are ACE Guaranty Inc., Radian Reinsurance Company, The Munich Re Group (including American Re), AXA Re Finance, and AMBAC Assurance Corporation, all rated Double-A or better as of December 31, 2002. These reinsurers accounted for 81% of the total exposure reinsured by the Company as of December 31, 2002. In January 2003, as part of a larger restructuring, the financial guarantee reinsurance activities of AXA Re Finance were discontinued. In response to the restructuring, Fitch lowered the financial strength rating of AXA Re Finance to AA, Moody’s lowered the rating to A3 and the S&P rating was withdrawn. Subsequently, Fitch further downgraded AXA Re Finance to BBB and Moody’s further downgraded AXA Re Finance to Baa1.  The Moody’s rating was withdrawn. Exposure ceded by the Company to AXA Re Finance under various reinsurance contracts represented 2.6% of the Company’s gross par insured as of December 31, 2002. All of the other reinsurers reinsured approximately 19% of the total ceded insurance in force at December 31, 2002 and are diversified geographically and by lines of insurance written. MBIA Corp.’s net retention on the policies it writes varies from time to time depending on its own business needs and the capacity available in the reinsurance market. As a primary insurer, MBIA Corp. is required to honor its obligations to its policyholders, whether or not its reinsurers perform their obligations to MBIA Corp. The amounts of reinsurance ceded at December 31, 2002 and 2001 by bond type and by geographic location are set forth in Note 20 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries. The downgrade or default of one or more of the Company’s reinsurers is not expected to have a material adverse impact on the Company’s ratings, financial condition or results of operations.

          In addition, MBIA Corp. also maintains $211 million of stop loss reinsurance coverage with a group of highly rated reinsurers. This facility covers losses, relating to the global structured finance portfolio in force as of December 31, 2002, that are incurred during the seven-year period beginning January 1, 2002 and are in excess of an annually recalculated attachment point ($1.01 billion for 2002 and $1.15 billion for 2003). The Company also maintains two ten-year facilities maturing in 2011 and 2012 for $100 million and $50 million, respectively. These facilities, with two highly rated reinsurers, allow it to issue subordinated securities and can be drawn upon if the Company incurs cumulative losses (net of any recoveries) above an annually adjusted attachment point. The attachment point was $1.65 billion in 2002 and will be $1.76 billion in 2003. In 2002, the rating on one of the reinsurers providing one of the facilities was downgraded, which decreases the attractiveness of the reinsurance coverage to MBIA Corp. As a result, MBIA Corp. may elect to terminate the coverage when the facility comes up for renewal.

          MBIA Corp. and MBIA Assurance have entered into a reinsurance agreement providing for MBIA Corp.’s reimbursement of the losses incurred by MBIA Assurance in excess of a specified threshold and a net worth maintenance agreement in which MBIA Corp. agrees to maintain the net worth of MBIA Assurance, to remain its sole shareholder and not to pledge its shares. Under the reinsurance agreement MBIA Corp. agrees to reimburse MBIA Assurance on an excess of loss basis for losses incurred in each calendar year for net retained insurance liability, subject to certain contract limitations. Under the net worth maintenance agreement, MBIA Corp. agrees to maintain a minimum capital and surplus position in accordance with French and New York State legal requirements.

          MBIA Corp. and MBIA Illinois have entered into a reinsurance agreement under which MBIA Corp. reinsured 100% of all business written by MBIA Illinois, net of cessions by MBIA Illinois to third party reinsurers, in exchange for MBIA Illinois’ transfer of the assets underlying the related unearned premium and contingency reserves. Pursuant to such reinsurance agreement, MBIA Corp. reinsured all of the net exposure of $30.9 billion, or approximately 68% of the gross debt service outstanding, of the municipal bond insurance portfolio of MBIA Illinois, the remaining 32% having been previously ceded to treaty and facultative reinsurers of MBIA Illinois. In 1990, 10% of this portfolio was ceded back to MBIA Illinois to comply with regulatory requirements. Effective January 1, 1999, MBIA Corp. and MBIA Illinois entered into a replacement reinsurance agreement whereby MBIA Corp. agreed to accept as reinsurance from MBIA Illinois 100% of the net liabilities and other obligations of MBIA Illinois, for losses paid on or after that date, thereby eliminating the 10% retrocession arrangement previously in place.

          MBIA Corp. and CapMAC have entered into a reinsurance agreement, effective April 1, 1998, under which MBIA Corp. has agreed to reinsure 100% of the net liability and other obligations of CapMAC in exchange for CapMAC’s payment of a premium equal to the ceded reserves and contingency reserves. Pursuant to such reinsurance agreement with CapMAC, MBIA Corp. reinsured all of the net exposure of $31.6 billion, or approximately 78% of the gross debt service outstanding, the remaining 22% having been previously ceded to treaty and facultative reinsurers of CapMAC.

          During 2002, the financial strength ratings of certain of MBIA Corp.’s reinsurers were downgraded below AAA. While these reinsurers continue to remain at risk for potential losses, the value of the reinsurance to the Company is decreased due to the increased amounts of capital that MBIA Corp. is required to hold with respect to the ceded risks as a result of the reinsurers downgrade. Generally, MBIA Corp. has the right to terminate a reinsurance agreement when the reinsurer is downgraded and we may elect to take back ceded business and reinsure with a different reinsurer so as to limit our capital requirements. However, there can be no assurance that alternative reinsurance capacity will be available or that MBIA Corp. will be able to secure reinsurance on favorable terms. In the event that we are unable to obtain reinsurance with a highly rated reinsurer the amount of capital required to maintain our Triple-A rating would increase.

Investments and Investment Policy

          The Finance Committee of the Board of Directors of the Company approves the general investment objectives and policies of the Company, and also reviews more specific investment guidelines. On January 1, 1996 CMC assumed full management of all of MBIA Corp.’s consolidated investment portfolios and currently manages substantially all of the Company’s investment portfolios.

          To continue to provide strong capital resources and claims-paying capabilities for its insurance operations, the investment objectives and policies for insurance operations set quality and preservation of capital as the primary objective, subject to an appropriate degree of liquidity. Maximization of after-tax investment income and investment returns is an important but secondary objective. The insurance operations assets are managed by CMC subject to an agreement between CMC and MBIA Corp. and its subsidiaries.

          Investment objectives, policies and guidelines related to the Company’s investment agreement business are also subject to review and approval by the Finance Committee of the Board of Directors. The primary investment objectives are to preserve capital, to achieve an investment duration that closely approximates the expected duration of related liabilities, and to maintain appropriate liquidity. The investment agreement assets are managed by CMC subject to an investment management agreement between IMC and CMC.

          For the year ended 2002, approximately 64% of the Company’s net income was derived from after-tax earnings on its investment portfolio (excluding the amounts on investment agreement assets that are recorded as a component of investment management services revenues). The following table sets forth investment income and related data for the years ended December 31, 2000, 2001 and 2002.

Investment Income of the Company (1)

	2000	2001	2002

	(In thousands)
Investment income before expenses (2)	$400,754	$427,262	$450,780
Investment expenses	6,769	7,600	8,405

Net investment income before income taxes	393,985	419,662	442,375
Net realized gains	32,884	8,896	15,424

Total investment income before income taxes	$426,869	$428,558	$457,799

Total investment income after income taxes	$335,435	$343,788	$369,617

(l)  Excludes investment income from investment management services and municipal services segments.
(2)  Includes taxable and tax-exempt interest income.

          The tables below set forth the composition of the Company’s investment portfolios. The weighted average yields in the tables reflect the nominal yield on market value as of December 31, 2002, 2001 and 2000.

Investment Portfolio by Security Type
as of December 31, 2002

	Insurance		Investment Management Services

	Fair Value (in thousands)	Weighted Average Yield (1)	Fair Value (in thousands)	Weighted Average Yield (1)

Investment Category
Fixed-income investments:
Long-term bonds:
Taxable bonds:
U.S. Treasury & Agency obligations	$135,370	2.75%	$999,808	3.48%
GNMAs	145,844	3.82	144,930	1.25
Other mortgage & asset-backed securities	1,143,237	4.81	2,519,805	1.59
Corporate obligations	1,629,510	5.30	2,787,354	4.27
Foreign obligations (2)	307,548	5.10	608,800	4.11

Total	3,361,510	4.95	7,060,697	3.59
Tax-exempt bonds:
State & municipal	4,732,140	4.27	—	—

Total long-term investments	8,093,650	4.55	7,060,697	3.59
Short-term investments (3)	687,238	3.36	1,040,772	1.94

Total fixed-income investments	8,780,888	4.46%	8,101,469	3.38%
Other investments (4)	212,673	—	—	—

Total investments	$8,993,561	—	$8,101,469	—

(1)	Prospective market yields as of December 31, 2002. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.
(2)	Consists of U.S. denominated and other foreign government and corporate securities.
(3)	Taxable and tax-exempt investments, including bonds with a remaining maturity of less than one year.
(4)	Consists of equity investments and other fixed-income investments; yield information not meaningful.

Investment Portfolio by Security Type
as of December 31, 2001

	Insurance		Investment Management Services

	Fair Value (in thousands)	Weighted Average Yield (1)	Fair Value (in thousands)	Weighted Average Yield (1)

Investment Category
Fixed-income investments:
Long-term bonds:
Taxable bonds:
U.S. Treasury & Agency obligations	$859,450	3.85%	$813,146	4.69%
GNMAs	116,119	6.24	191,115	3.54
Other mortgage & asset-backed securities	423,942	5.50	2,580,908	3.12
Corporate obligations	1,430,425	5.96	2,106,481	5.17
Foreign obligations (2)	260,132	5.27	561,463	6.02

Total	3,090,068	5.26	6,253,113	4.67
Tax-exempt bonds:
State & municipal	4,330,956	4.98	—	—

Total long-term investments	7,421,023	5.10	6,253,113	4.67
Short-term investments (3)	293,791	5.36	412,868	2.61

Total fixed-income investments	7,714,814	5.11%	6,665,981	4.54%
Other investments (4)	135,376	—	—	—

Total investments	$7,850,190	—	$6,665,981	—

(1)	Prospective market yields as of December 31, 2001. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.
(2)	Consists of U.S. denominated foreign government and corporate securities.
(3)	Taxable and tax-exempt investments, including bonds with a remaining maturity of less than one year.
(4)	Consists of equity investments and other fixed-income investments; yield information not meaningful.

Investment Portfolio by Security Type
as of December 31, 2000

	Insurance		Investment Management Services

	Fair Value (in thousands)	Weighted Average Yield (1)	Fair Value (in thousands)	Weighted Average Yield (1)

Investment Category
Fixed-income investments:
Long-term bonds:
Taxable bonds:
U.S. Treasury & Agency obligations	$841,683	6.34%	$443,581	6.09%
GNMAs	156,284	7.04	149,989	6.49
Other mortgage & asset-backed securities	317,964	6.64	2,954,242	6.20
Corporate obligations	1,388,535	6.87	919,547	7.15
Foreign obligations (2)	235,378	6.28	282,278	7.07

Total	2,939,844	6.66	4,749,637	6.43
Tax-exempt bonds:
State & municipal	3,800,283	7.62	—	—

Total long-term investments	6,740,127	7.20	4,749,637	6.43
Short-term investments (3)	376,604	6.57	246,971	6.05

Total fixed-income investments	7,116,731	7.17%	4,996,608	6.42%
Other investments (4)	119,591	—	—	—

Total investments	$7,236,322	—	$4,996,608	—

(1)	Prospective market yields as of December 31, 2000. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.
(2)	Consists of U.S. denominated foreign government and corporate securities.
(3)	Taxable and tax-exempt investments, including bonds with a remaining maturity of less than one year.
(4)	Consists of equity investments and other fixed income investments; yield information not meaningful.

          The average maturity of the insurance fixed-income portfolio excluding short-term investments as of December 31, 2002 was 11.8 years. After allowing for estimated principal pre-payments on mortgage pass-through securities, the duration of the portfolio was 6.9 years.

          The table below sets forth the distribution by maturity of the Company’s consolidated fixed-income investments:

Fixed-Income Investments by Maturity
as of December 31, 2002

	Insurance		Investment Management Services

	Fair Value (In thousands) Maturity	% of Total Fixed-Income Investments	Fair Value (In thousands) Investments	% of Total Fixed-Income

Within 1 year	$687,238	7.8%	$1,040,772	12.8%
Beyond 1 year but within 5 years	1,133,398	12.9	2,661,994	32.9
Beyond 5 years but within 10 years	1,913,048	21.8	1,791,916	22.1
Beyond 10 years but within 15 years	1,988,261	22.6	774,963	9.6
Beyond 15 years but within 20 years	1,112,205	12.7	506,292	6.2
Beyond 20 years	1,946,738	22.2	1,325,532	16.4

Total fixed-income investments	$8,780,888	100.0%	$8,101,469	100.0%

          The quality distribution of the Company’s fixed-income investments, which is based on ratings from Moody’s is presented in the following table:

Fixed-Income Investments by Quality Rating
as of December 31, 2002 (1)

	Insurance		Investment Management Services

	Fair Value (In thousands)	% of Total Fixed-Income Investments	Fair Value (In thousands) Investments	% of Total Fixed-Income

Quality Rating
Aaa(2)	$5,360,762	64.9%	$5,793,844	71.5%
Aa	1,790,038	21.7	978,155	12.1
A	1,052,877	12.7	1,249,721	15.4
Baa	57,788	0.7	79,749	1.0

	$8,261,465	100.0%	$8,101,469	100.0%

(1)	Excludes short-term investments with an original maturity of less than one year, but includes bonds having a remaining maturity of less than one year.
(2)	Includes investment instruments that have been insured by MBIA Corp., which represent approximately 19% of the total portfolio.

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

          The laws and regulations of these states also limit both the aggregate and individual municipal bond and asset-backed securities risks that MBIA Corp. may insure on a net basis. California, Connecticut, Florida, Illinois and New York, among other things, limit insured average annual debt service on insured municipal bonds with respect to a single entity and backed by a single revenue source (net of qualifying collateral and reinsurance) to 10% of policyholders’ surplus and contingency reserves. California, Connecticut, Florida, Illinois and New York also limit the net insured unpaid principal on a municipal bond issued by a single entity and backed by a single revenue source to 75% of policyholders’ surplus and contingency reserves. California, Connecticut, and New York, among other things, require that the lesser of the insured average debt service and the insured unpaid principal (reduced by the extent to which unpaid principal of the supporting assets exceeds the insured unpaid principal), divided by nine, on each issue of asset-backed securities issued by a single entity shall not exceed 10% of policyholders’ surplus and contingency reserves, while Florida limits insured unpaid principal for any one risk to 10% of policyholders’ surplus and contingency reserves. In New Jersey, Virginia and Wisconsin, the average annual debt service on any single issue of municipal bonds (net of reinsurance) is limited to 10% of policyholders’ surplus. Other states that do not explicitly regulate financial guarantee or municipal bond insurance do impose single risk limits which are similar in effect to the foregoing.

          Under New York, California, Connecticut, Florida, Illinois, New Jersey and Wisconsin law, aggregate insured unpaid principal and interest under policies insuring municipal bonds (in the case of New York, California, Connecticut, Florida and Illinois, net of reinsurance) are limited to certain multiples of policyholders’ surplus and contingency reserves. New York, California, Connecticut, Florida, Illinois and other states impose a 300:1 limit for insured municipal bonds, although more restrictive limits on bonds of other types do exist. For example, New York, California, Connecticut and Florida impose a 100:1 limit for certain types of non-municipal bonds. Under New York, California, Connecticut, Florida, and New Jersey law, aggregate insured unpaid principal and interest under policies insuring asset-backed securities (again, in the case of New York, California, Connecticut, and Florida, net of reinsurance) are limited to certain multiples of policyholders’ surplus and contingency reserves. New York, California, Connecticut, and other states impose a 150:1 limit for insured investment grade asset-backed securities, although more restrictive limits on asset-backed securities of other types exist. For example, New York, California, Connecticut, and Florida impose a 50:1 limit for non-investment grade asset-backed securities.

          The Company, MBIA Corp., MBIA Illinois, and CapMAC also are subject to regulation under insurance holding company statutes of New York, Illinois and other jurisdictions in which MBIA Corp., MBIA Illinois, and CapMAC are licensed to write insurance. The requirements of holding company statutes vary from jurisdiction to jurisdiction but generally require insurance holding companies, such as the Company, and their insurance subsidiaries, to register and file certain reports describing, among other information, their capital structure, ownership and financial condition. The holding company statutes also generally require prior approval of changes in control, of certain dividends and other inter-corporate transfers of assets, and of certain transactions between insurance companies, their parents and affiliates. The holding company statutes impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and those transactions not in the ordinary course of business exceeding specified limits receive prior regulatory approval.

          Prior approval by the New York Insurance Department is required for any entity seeking to acquire “control” of the Company, MBIA Corp., or CapMAC. Prior approval by the Illinois Department of Insurance is required for any entity seeking to acquire “control” of the Company, MBIA Corp., MBIA Illinois, or CapMAC. In many states, including New York and Illinois,

“control” is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled by an entity, although the supervisory agency may find that “control” in fact does or does not exist when an entity owns or controls either a lesser or greater amount of securities.

          The laws of New York regulate the payment of dividends by MBIA Corp. and provide that a New York domestic stock property/casualty insurance company (such as MBIA Corp.) may not declare or distribute dividends except out of statutory earned surplus. New York law provides that the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as shown by the most recent statutory financial statement on file with the New York Insurance Department, or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent of Insurance approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings. See Note 15 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

          The foregoing dividend limitations are determined in accordance with Statutory Accounting Practices (“SAP”), which generally produce statutory earnings in amounts less than earnings computed in accordance with Generally Accepted Accounting Principles (“GAAP”). Similarly, policyholders’ surplus, computed on a SAP basis, will normally be less than net worth computed on a GAAP basis. See Note 8 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

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

Losses and Reserves

          The Company establishes both loss and loss adjustment expense reserves to cover non-specific unallocated losses on its insured portfolio and specific case basis reserves with respect to actual and potential losses under specific insurance policies. The unallocated loss and loss adjustment expense  reserve (ULR) and specific case basis reserves are established by the Company’s Loss Reserve Committee.

          The ULR is adjusted on a quarterly basis by a formula that applies a “loss factor” (determined as set forth below) to the Company’s earned premiums for such quarter.  The Loss Reserve  Committee determines the appropriate loss factor for each year at the beginning of the year based on (i) an independent loss reserving study that assesses the mix of the Company’s insured portfolio and the latest industry data, including historical bond default and recovery experience, for the relevant sectors of the fixed income market, (ii) rating agency studies of bond defaults and (iii) other relevant market factors.

          The Loss Reserve Committee is also responsible for establishing specific case basis loss reserves with respect to specific insured issues. The Company establishes new case basis reserves with respect to an insurance policy when the Loss Reserve Committee determines that (i) a claim has been made or is likely to  be made in the future with respect to such policy and (ii) the amount of the ultimate loss that the Company will incur under such policy can be reasonably estimated. The amount of each case basis reserve with respect to any policy is based on the net present  value of the expected ultimate losses and loss adjustment expense payments that the Company expects to pay with respect to such policy, net of expected recoveries under salvage and subrogation rights, and net of reinsurance, and is based on a discount rate equal to the actual yield of the Company’s fixed-income portfolio at the end of the preceding fiscal quarter. When a case basis reserve is recorded, a corresponding reduction is made to the unallocated reserve. The Loss Reserve Committee will also adjust case basis reserves for a policy as a result of changes to the amount of the ultimate loss or recovery that the Company reasonably expects to incur under any policy as well as any changes in reinsurance that may occur from time to time. The Loss Reserve Committee meets at least quarterly to assess the Company’s case basis reserves.

          At December 31, 2002, $245 million (which is net of anticipated recoveries) of the $529 million reserve for loss and loss adjustment expenses represents case basis reserves, and, of the case basis reserves, $231.7 million is attributable to a health care facility in Pennsylvania and four tax lien transactions. The remaining case basis reserves represent various housing financings and structured finance transactions, the largest of which is $9.7 million. Both MBIA Illinois and CapMAC are currently inactive and their insurance business is in run-off. MBIA Corp. has reinsured their respective net liabilities on financial guarantee insurance business and maintains required reserves in connection therewith.

          The reserves for losses and loss adjustment expenses are based on estimates, and there can be no assurance that the ultimate liability will not exceed such estimates. To the extent that actual case losses for any period are less than the unallocated portion of the total loss reserve, there will be no impact on the Company’s earnings for that period other than an addition to the reserve which results from applying the formula discussed above or except if the Loss Reserve Committee decides to make a one-time adjustment to the remaining ULR. To the extent that case losses, for any period, exceed the ULR, the excess will be charged against the Company’s earnings for that period.

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

	Years Ended December 31,

	1998	1999	2000	2001	2002

MBIA Corp.
Loss ratio	8.0%	12.3%	6.2%	9.3%	9.4%
Expense ratio	16.8	23.6	22.1	13.4	16.8
Combined ratio	24.8	35.9	28.3	22.7	26.2
Financial guarantee industry (1)
Loss ratio	22.8%	4.2%	4.0%	5.9%		*
Expense ratio	22.7	24.1	27.9	20.5		*
Combined ratio	45.5	28.3	31.9	26.4		*

(1)	Industry statistics were taken from the 2001 Industry Financial Results of the Association of Financial Guaranty Insurers.
* Not available.

          The SAP loss ratio differs from the GAAP loss ratio because the GAAP ratio recognizes a provision for unidentified losses. The SAP expense ratio varies from the GAAP expense ratio because the GAAP ratio recognizes the deferral of policy acquisition costs and includes the amortization of purchase accounting adjustments, principally goodwill. Beginning in 2002, the amortization of goodwill is no longer permitted under current accounting guidance. In addition, the SAP expense ratio is calculated using premiums written while the GAAP expense ratio uses premiums earned.

          Net insurance inforce, qualified statutory capital (which is comprised of policyholders’ surplus and the contingency reserve), and policyholders leverage ratios for MBIA Corp. and for the financial guarantee industry are shown in the table below:

	As of December 31,

	1998	1999	2000	2001	2002

	(Dollars in millions)
MBIA Corp.
Net insurance inforce	$595,895	$635,883	$680,878	$722,408	$781,589
Qualified statutory capital	3,741	4,152	4,505	4,940	5,435
Policyholders’ leverage ratio	159:1	153:1	151:1	146:1	144:1
Financial guarantee industry (1)
Net insurance inforce	$1,416,433	$1,616,226	$1,639,829	$1,934,280		*
Qualified statutory capital	9,833	11,139	11,845	13,151		*
Policyholders’ leverage ratio	144:1	145:1	138:1	147:1		*

(1)	Industry statistics were taken from the 2001 Industry Financial Results of the Association of Financial Guaranty Insurers.
* Not available.

          The policyholders’ leverage ratio is the ratio of net insurance in force to qualified statutory capital. This test is sometimes focused on as a measure of a company’s claims-paying capacity. The Company believes that the leverage ratio has significant limitations since it compares the total debt service (undiscounted) coming due over the next 30 years or so to a company’s current capital base. It thereby fails to recognize future capital that will be generated during the period of risk being measured, arising from unearned premium reserve and future installment premium commitments. Further, the leverage ratio does not consider the underlying quality of the issuers whose debt service is insured and thereby does not differentiate among the risk characteristics of a financial guarantor’s insured portfolio, nor does it give any benefit for third-party commitments such as standby lines of credit.

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

Rating Agencies

          Moody’s, S&P, Fitch and RII perform periodic reviews of MBIA Corp. and other companies providing financial guarantee insurance. Their reviews focus on the insurer’s operations, financial conditions, underwriting policies and procedures and on the issues insured. Additionally, each rating agency has certain criteria as to exposure limits and capital requirements for financial guarantors.

          The rating agencies have confirmed their Triple-A claims-paying ratings assigned to MBIA Corp., CapMAC, MBIA Illinois and to MBIA Assurance in every year since those ratings were granted. The ratings for MBIA Illinois and CapMAC are based in significant part on reinsurance agreements between MBIA Corp. and MBIA Illinois and MBIA Corp. and CapMAC, respectively. The rating of MBIA Assurance is based in significant part on the reinsurance agreement between MBIA Corp. and MBIA Assurance and the net worth maintenance agreement between the two parties. See “Item 1. Business-Reinsurance.”

Investment Considerations

          Claims-Paying Ability Rating

          MBIA Corp.’s ability to attract new business and to compete with other Triple-A rated financial guarantors is largely dependent on the Triple-A claims-paying ratings assigned to it by the major rating agencies. MBIA Corp. intends to comply with the requirements of the rating agencies to maintain such ratings; however, no assurance can be given that these requirements will not change or that, even if MBIA Corp. complies with these requirements, one or more of such rating agencies will not lower or withdraw their claims-paying ability ratings of MBIA Corp. in the future. MBIA Corp.’s ability to attract new business and to compete with other Triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings. See “Item 1. Business - Rating Agencies”.

          Competition

          The businesses engaged in by MBIA Corp. are highly competitive. MBIA Corp. faces competition from other financial guarantee insurance companies, other providers of third-party credit enhancement, such as multi-line insurance companies and banks, and alternative executions which do not employ third-party credit enhancement. To the extent that there is no increase in the dollar volume of obligations that require guaranties, increased competition, either in terms of price, alternative executions or new providers of credit enhancement, would likely have an adverse effect on MBIA Corp.’s business. See “Item 1. Business - Competition”.

          Potential Economic Impact of Global Hostilities

          The ongoing war and general global unrest have disrupted the economy in this country and around the world. These events have had and continue to have a direct material adverse impact on certain industries and on general economic activity.

          The Company has exposure in certain sectors that will suffer increased stress as a direct result of these events. The Company’s exposure to domestic airports and to domestic enhanced equipment trust certificate aircraft securitizations has experienced increased stress as a result of these events, including a downgrading of the ratings of some of the underlying issuers.

Other exposures that depend on revenues from business and personal travel, such as bonds backed by hotel taxes and car rental fleet securitizations, are also likely to see direct increased stress as a result of these events. In addition, certain other sectors in which the Company has insured exposure such as consumer loan securitizations (e.g., home equity, auto loan and credit card transactions) and certain collateralized debt obligations backed by high-yield bonds have seen increased delinquencies and defaults in the underlying pools of loans.

          In accordance with the Company’s underwriting criteria, transactions insured by the Company are structured to endure significant stress under various stress assumptions, including an assumed economic recession. The Company has assessed each of its related portfolio exposures and, based on the transaction structures and on the Company’s evaluation of the likely effects and impact of these events, the Company believes at this time that it will not incur any material losses due to these events. There can be no assurance, however, that the Company will not incur material losses due to these exposures if the economic stress caused by these events in certain sectors is more severe than the Company currently foresees and had assumed in underwriting its exposures.

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

          The perceived financial strength of financial guarantee insurers also affects demand for financial guarantee insurance. Should a major financial guarantee insurer, or the industry generally, have its claims-paying ability rating lowered, or suffer for some other reason deterioration in investors’ confidence, demand for financial guarantee insurance may be reduced significantly.

          Premium rates are affected by factors such as the insurer’s appraisal of the insured credit, the spread between market interest rates on insured and uninsured obligations and capital charges associated with these exposures as determined by the rating agencies and regulators, as well as competition for such business among financial guarantee insurance providers and other forms of credit enhancement. Lower interest rates generally result in lower premium amounts to the extent that premium amounts are based on the total dollar amount of principal, interest and other amounts insured.

          Regulation

          The financial guarantee insurance industry has historically been and will continue to be subject to the direct and indirect effects of governmental regulation, including changes in tax laws and legal precedents affecting asset-backed and municipal obligations. No assurance can be given that future legislative regulatory or judicial changes will not adversely affect MBIA Corp.’s business. See “Business - Regulation” for a description of current insurance regulations affecting MBIA Corp.

          Adequacy of Loss Reserves

          The financial guarantees issued by MBIA Corp. insure the financial performance of the obligations guaranteed over an extended period of time, in some cases over 30 years, under policies that MBIA Corp. cannot cancel. As a result of the lack of statistical loss data due to the low level of losses in MBIA Corp.’s financial guarantee business and in the financial guarantee industry in general, particularly in the structured asset-backed area, MBIA Corp. does not use traditional actuarial approaches to determine its loss reserves. Instead, a general loss reserve is established in an amount deemed adequate to cover the expected levels of losses and loss adjustment expense on MBIA’s overall portfolio. The size of the general loss reserve is determined by a formula, the components of which are reviewed regularly. Management believes that the current level of general loss reserves is adequate to cover the estimated liability for claims and the related loss adjustment expenses with respect to financial guarantees issued by MBIA Corp. The establishment of the appropriate level of loss reserves is an inherently uncertain process involving numerous estimates and subjective judgments by management, and therefore there can be no assurance that losses in MBIA

Corp.’s insured portfolio will not exceed the loss reserves. Losses from future defaults, depending on their magnitude, could exceed loss reserves and therefore have a material adverse effect on the results of operations and financial condition of MBIA Corp. See “Item 1. Business - Losses and Reserves”.

          Realization of Installment Premiums

          Due to the installment nature of a significant percentage of its premium income, MBIA Corp. has an embedded future revenue stream. The amount of installment premiums actually realized by MBIA Corp. could be reduced in the future due to factors such as early termination of insurance contracts or accelerated prepayments of underlying obligations. Although increases in installment premium due to renewals of existing insurance contracts historically have been greater than reductions, there can be no assurance that future circumstances might not cause a net reduction overall, resulting in lower revenues.

          Reinsurance

          MBIA Corp.’s ability to maintain reinsurance capacity is important to its business. In order to comply with regulatory, rating agency or internal single risk retention limits for transactions of significant size, MBIA Corp. needs access to sufficient reinsurance capacity to underwrite large transactions. If MBIA Corp. were to become unable to obtain sufficient reinsurance, this could have an adverse impact on its ability to issue policies for large transactions. See “Business – Reinsurance”. MBIA Corp. remains liable for insurance ceded to reinsurers to the extent such reinsurers are unable to meet their obligations. In addition, in the event that the rating of a reinsurer is downgraded, MBIA Corp. must allocate additional capital to the related exposure. See “Item 1. Business – Reinsurance”.

          Anti-Takeover Provisions

          The Company’s Charter and Bylaws contain special notice and other provisions the effect of which could be to discourage non-negotiated takeover attempts, which takeovers some stockholders might otherwise deem to be in their interests.

          Given the importance of MBIA Corp.’s Triple-A ratings to the Company’s business, as a practical matter, a change of control would require confirmation in advance from the rating agencies that such transaction would not result in a downgrading of the claims-paying ability rating assigned to MBIA Corp.

          The insurance laws of New York provide that no person, other than an authorized insurer, may acquire control of the Company and thus indirect control of MBIA Corp., or any other New York-domiciled insurance subsidiary of the Company, unless it has given prior written notice to MBIA Corp. and any such subsidiary and received the prior approval of the Superintendent of Insurance of the State of New York. Furthermore, any purchaser of 10% or more of the outstanding shares of the Company’s Common Stock would be presumed to have acquired such control unless the Superintendent of Insurance determined otherwise. Therefore, any takeover of the Company effectively requires regulatory approval. This regulatory restriction may effectively reduce the probability of a takeover without the cooperation of management.

          Investment Management Services Businesses

          The Company’s Investment Management Services businesses have grown as a proportion of its overall business (see “Item 1. Investment Management Businesses”). Events that negatively affect the performance of the Investment Management Services businesses could affect the overall performance of the Company.

Capital Facilities

          MBIA Corp. is party to a Credit Agreement, dated as of December 29, 1989 (the “Credit Agreement”), with various highly-rated banks to provide MBIA Corp. with an unconditional, irrevocable line of credit to cover losses in excess of a specified amount with respect to its public finance policies. The line of credit is available to be drawn upon by MBIA Corp., in an amount up to $900 million, after MBIA Corp. has incurred, during the period commencing October 31, 2002 and ending October 31, 2009, cumulative losses (net of any recoveries) in excess of $900 million or 5.0% of average annual debt service in respect of MBIA Corp.’s public finance policies. During 2002, MBIA Corp. replaced a portion of the amounts available under the Credit Agreement with a new capital markets facility as described below. As a result, the facility amount was reduced from $900 million to $700 million. The obligation to repay loans made under the Credit Agreement is a limited recourse obligation of MBIA Corp. payable solely from, and secured by a pledge of, recoveries realized on defaulted insured public finance obligations, from certain pledged installment premiums and other collateral. Borrowings under the Credit Agreement are repayable on the expiration date of the Credit Agreement. The current expiration date of the Credit Agreement is October 31, 2009, subject to annual extensions under certain circumstances. The Credit Agreement contains covenants that, among other things, restrict MBIA Corp.’s ability to encumber assets or merge or consolidate with another entity.

          MBIA Corp. also maintains $211 million of stop loss reinsurance coverage with a group of highly rated reinsurers. This facility covers losses relating to the global structured finance portfolio in force as of December 31, 2002 that are incurred during a 7-year period beginning January 1, 2002 and are in excess of an annually recalculated attachment point ($1.01 billion for 2002 and $1.15 billion for 2003). In addition, MBIA Inc. maintains two 10-year facilities maturing in 2011 and 2012 for $100 million and $50 million, respectively. These facilities, with two highly rated reinsurers, allow the Company to issue subordinated securities and can be drawn upon if MBIA incurs cumulative losses (net of any recoveries) above an annually adjusted attachment point. This attachment point was $1.65 billion in 2002 and will be $1.76 billion in 2003.

          In December 2002, $200 million of Money Market Committed Preferred Custodial Trust securities (CPS securities) was issued by four Trusts which were created for the primary purpose of issuing CPS securities, investing the proceeds in high quality commercial paper and providing MBIA Corp. with a put option for selling to the Trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the Trusts will transfer such proceeds to MBIA Corp. in exchange for the preferred stock that will be held by the Trusts. The Trusts are vehicles for providing MBIA Corp. the opportunity to access new capital at its sole discretion through the exercise of the put options. The Trusts are rated AA/Aa2 by Standard and Poor’s and Moody’s, respectively.

          The Company and MBIA Corp. maintain bank liquidity facilities totaling $675 million. As of December 31, 2002, there were no borrowings outstanding under these agreements.

Employees

          As of March 20, 2003, the Company had 694 employees. No employee is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

Available Information

          The Company maintains a website at www.mbia.com. The Company is not including the information on its website as a part of, nor is it incorporating such information by reference into, this Form 10-K. The Company makes available through its website all of its SEC filings, including its annual 10-K, any of its quarterly filings on Form 10-Q and any current reports on Form 8-K, as soon as is reasonably practicable after these materials have been filed with the SEC. All such filings were timely posted to the website in 2002.

Executive Officers

          The executive officers of the Company and their present ages and positions with the Company are set forth below.

Name	Age	Position and Term of Office

Joseph W. Brown	54	Chairman and Chief Executive Officer (officer since January,1999)
Gary C. Dunton	47	President (officer since January, 1998)
Richard L. Weill	60	Vice President (officer since 1989)
Neil G. Budnick	48	Vice President and Chief Financial Officer (officer since 1992)
John B. Caouette	58	Vice President (officer since February, 1998)
Ram D. Wertheim	48	Vice President and General Counsel (officer since January, 2000)
Kevin D. Silva	49	Vice President and Chief Administrative Officer (officer since 1995)
Ruth M. Whaley	47	Vice President and Chief Risk Officer (officer since 1999)
Robert T. Wheeler	60	Vice President and Chief Technology Officer (officer since May, 2000)
John S. Pizzarelli	47	Vice President (officer since November, 2000)
Mark S. Zucker	54	Vice President (officer since November, 2000)

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

Item 2.   Properties

          MBIA Corp. owns the 265,000 square foot office building on approximately 15.5 acres of property in Armonk, New York, in which the Company and MBIA Corp. have their headquarters. The Company also has rental space in New York, New York, San Francisco, California, Paris, France, Madrid, Spain, Sydney, Australia, London, England and the Republic of Singapore. The Company believes that these facilities are adequate and suitable for its current needs.

Item 3.   Legal Proceedings

          In the normal course of operating its businesses, the Company may be involved in various legal proceedings. Various trusts that have been insured by MBIA Corp., and that own first and second mortgages have been named in lawsuits alleging that the originator of the mortgages, together with other trusts that are not insured and other entities that own first and second mortgages, violated state and federal truth in lending laws. In most of these cases the originators of the loans are no longer in business, and the plaintiffs are alleging that the current owners of the mortgages, including the MBIA insured trusts, are liable for the alleged violations of the originator as “assignees” of the mortgages. MBIA Corp. has not been named as a defendant in any of these lawsuits. The Company believes that the insured trusts will ultimately prevail in the litigation. We do not expect there to be any material losses in the trusts as a result of these lawsuits, but no assurances can be given as to the potential outcome of these actions. In July, 2002, MBIA Corp. filed suit against Royal Indemnity Company (“Royal”), in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $311 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal has filed an action seeking a declaration that it is not obligated to pay on its policies. If Royal does not honor its policies, MBIA Corp. will be required to make payment on the notes it insured, and will incur material losses under its policies. MBIA Corp. expects ultimately to recover from Royal any payments it makes under its policies. MBIA Corp. believes that it will prevail in the litigation and will have no ultimate loss on these policies, although there can be no assurance that MBIA Corp. will prevail in the litigation. If MBIA Corp. does not prevail in the litigation and Royal does not make payments on the Royal Policies, MBIA Corp. expects to incur material losses under its policies. MBIA Corp. does not believe, however, that any such losses will have a material adverse effect on its financial condition. There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party. See “Item 1. Business – Municipal Services - Capital Asset” for a description of certain litigation against the Company and certain of its subsidiaries related to its investment in Capital Asset.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable.

PART II

Item 5.   Market for the Registrant’s Common Equity and Related Stockholder Matters

          The information concerning the market for the Company’s Common Stock and certain information concerning dividends appears under the heading “Shareholder Information” on page 66 of the Company’s 2002 Annual Report to Shareholders and is incorporated herein by reference. As of March 20, 2003 there were 828 shareholders of record of the Company’s Common Stock. The information concerning dividends on the Company’s Common Stock is under “Item 1. Business - Regulation” in this annual report.

Item 6.   Selected Financial Data

          The information under the heading “Selected Financial and Statistical Data” as set forth on pages 22-23 of the Company’s 2002 Annual Report to Shareholders is incorporated by reference.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 24-35 of the Company’s 2002 Annual Report to Shareholders is incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

          See the information under the heading “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on page 35 of the Company’s 2002 Annual Report to Shareholders which is incorporated by reference.

Item 8.   Financial Statements and Supplementary Data

          The consolidated financial statements of the Company, the notes to the financial statements, the Report of Independent Accountants thereon by PricewaterhouseCoopers LLP and the unaudited “Quarterly Financial Information” are set forth on pages

36-64 of the Company’s 2002 Annual Report to Shareholders and are incorporated by reference.

Item 9.   Disagreements on Accounting and Financial Disclosure

          None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

          Information regarding directors is set forth under “Election of Directors” in the Company’s Proxy Statement, dated March 31, 2003, which is incorporated by reference.

          Information regarding executive officers is set forth under Item 1, “Business - Executive Officers,” included in this annual report.

Item 11.  Executive Compensation

          Information regarding compensation of the Company’s executive officers is set forth in the “Report of the Compensation and Organization Committee on Executive Compensation” and in the five compensation tables in the Company’s Proxy Statement, dated March 31, 2003, which is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Information regarding security ownership of certain beneficial owners and management is set forth under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the Company’s Proxy Statement, dated March 31, 2003, which is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

          Information regarding relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the Company’s Proxy Statement dated March 31, 2003, which is incorporated by reference.

Item 14.  Controls and Procedures

          As of a date within 90 days of the filing date of this annual report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the CEO and the CFO, concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date. Since the evaluation date, there have been no significant changes to the Company’s disclosure controls or other factors that could significantly affect those controls.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                    (a) Financial Statements and Financial Statement Schedules and Exhibits.

          1.      Financial Statements

                    MBIA Inc. has incorporated by reference from the 2002 Annual Report to Shareholders the following consolidated financial statements of the Company:

Annual Report to Shareholders Page(s)

MBIA INC. AND SUBSIDIARIES
Report of independent accountants.	36
Consolidated balance sheets as of December 31, 2002 and 2001	37
Consolidated statements of income for the years ended December 31, 2002, 2001 and 2000.	38
Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2002, 2001 and 2000.	39
Consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000.	40
Notes to consolidated financial statements.	41-64

          2.      Financial Statement Schedules

                    The following financial statement schedules are filed as part of this report.

Schedule	Title

I.	Summary of investments, other than investments in related parties, as of December 31, 2002.
II	Condensed financial information of Registrant for December 31, 2002, 2001 and 2000
IV.	Reinsurance for the years ended December 31, 2002, 2001 and 2000

          The report of the Registrant’s independent accountants with respect to the above listed financial statement schedules is included with the schedules.

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

          3.      Articles of Incorporation and By-Laws.

                        3.1.   Restated Certificate of Incorporation, dated August 17, 1990, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Comm. File 1-9583) (the “1990 10-K”), as amended December 20, 1995, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Comm. File 1-9583) (the “2000 10-K”), as further amended September 5, 2001, incorporated by reference to Exhibit 3.1 to the 2001 10-K.

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

          10.     Material Contracts

                        10.01.    Amended and Restated Tax Allocation Agreement, dated as of January 1, 1990, between the Company and MBIA Corp., incorporated by reference to Exhibit 10.66 to the 1989 10-K, as supplemented by the Amended and Restated Tax Allocation Agreement Supplement No. 1, dated as of August 31, 1999, incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,1999 (Comm. File No. 1-9583) (the “1999 10-K”), as restated on January 1, 2002.

                        10.02.    Note Subscription Agreement and Preferred Shares Subscription Agreement, both dated as of December 27, 2001 between MBIA Inc. and certain reinsurers, incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Comm. File No. 1-9583) (the “2001 10-K”).

          10.03.   Trust Agreement, dated as of December 31, 1991, between MBIA Corp. and Fidelity Management Trust Company, incorporated by reference to Exhibit 10.64 to the 1992 10-K, as amended by the Amendment to Trust Agreement, dated as of April 1, 1993, incorporated by reference to Exhibit 10.64 to the 1993 10-K, as amended by First Amendment to Trust Agreement, dated as of January 21, 1992, as further amended by Second Amendment to Trust Agreement, dated as of March 5, 1992, as further amended by Third Amendment to Trust Agreement, dated as of April 1, 1993, as further amended by the Fourth Amendment to Trust Agreement, dated as of July 1, 1995, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Comm. File No. 1-9583) (the “1995 10-K”), as amended by Fifth Amendment to Trust Agreement, dated as of November 1, 1995, as further amended by Sixth Amendment to Trust Agreement, dated as of January 1, 1996, incorporated by reference to Exhibit 10.46 to the 1996 10-K, further amended by Seventh Amendment to Trust Agreement, dated as of October 15, 1997, incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Comm. File No. 1-9583) (the “1997 10-K”) as further amended by the Eighth Amendment to Trust Agreement, dated as of January 1, 1998 and by the Ninth Amendment to Trust Agreement, dated as of March 1, 1999, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Comm. File No. 1-9583) (the “1998 10-K”).

          10.04.   First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994, incorporated by reference to Exhibit 10.63 to the 1994 10-K, as further amended by the Second Amendment to the First Restated Credit Agreement, dated as of January 1, 1996, and as further amended by the Third Amendment to the First Restated Credit Agreement, dated as of October 1, 1996, incorporated by reference to Exhibit 10.57 to the 1996 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of October 1, 1997, incorporated by reference to Exhibit 10.46 to the 1997 10-K, as further amended by the First Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 1998, incorporated by reference to Exhibit 10.13 to the 1998 10-K, as further amended and restated by the Second Amendment to the Second Amended and Restated Credit Agreement, d ended December 31, 2001, 2000 and 1999.ated as of October 29, 1999, incorporated by reference to Exhibit 10.13 to the 1999 10-K, as further amended and restated by the Third Amendment to the Second Amendment and Restated Credit Agreement, dated as of October 27, 2000, incorporated by reference to Exhibit 10.04 to the 2000 10-K, as further amended by the Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of October 31, 2001, incorporated by reference to Exhibit 10.04 to the 2001 10-K, as further amended and restated by the Third Amended and Restated Credit Agreement, dated as of October 31, 2002.

          10.05.   Net Worth Maintenance Agreement, dated as of November 1, 1991, between MBIA Corp. and  MBIA Assurance S.A., as amended by Amendment to Net Worth Agreement, dated as of November 1, 1991, incorporated by reference to Exhibit 10.79 to 1993 10-K, as further amended and restated by the Amended and Restated Net Worth Maintenance Agreement, dated as of April 1, 2002.

          10.06.   Reinsurance Agreement, dated as of January 1, 1993, between MBIA Assurance S.A. and MBIA Corp., incorporated by reference to Exhibit 10.80 to the 1993 10-K, as amended and restated by the Amended and Restated Reinsurance Agreement, dated as of January 1, 2002.

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

          10.09.   Agreement and Plan of Merger among the Company, CMA Acquisition Corporation and CapMAC Holdings Inc. (“CapMAC”), dated as of November 13, 1997, incorporated by reference to the Company’s Form S-4 (Reg. No. 333-41633) filed on December 5, 1997.

          10.10.   Amendment No. 1 to Agreement and Plan of Merger among the Company, CMA Acquisition Corporation and CapMAC Holdings Inc. (“CapMAC”), dated January 16, 1998, incorporated by reference to the Company’s Post Effective Amendment No. 1 to Form S-4 (Reg. No. 333-41633) filed on January 21, 1998.

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

          10.14.   Credit Agreement (364 day agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.33 to the 1998 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August 2000, incorporated by reference to Exhibit 10.14 to the 2000 10-K, as further amended by the First Amendment, dated as of February 9, 2001, the Second Amendment to the Credit Agreement, dated as of July 31, 2001, and the Third Amendment, dated as of December 7, 2001, incorporated by reference to Exhibit 10.14 to the 2001 10-K, as amended and restated by the Amended and Restated Credit Agreement, dated as of April 19, 2002.

          10.15.   Credit Agreement (5 year agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.34 to the 1998 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August 2000, incorporated by reference to Exhibit 10.15 to the 2000 10-K as further amended by the First Amendment, dated as of February 9, 2001, the Second Amendment to the Credit Agreement, dated as of July 31, 2001, and the Third Amendment, dated as of December 7, 2001, incorporated by reference to Exhibit 10.15 to the 2001 10-K, as amended and restated by the Amended and Restated Credit Agreement, dated as of April 19, 2002.

          10.16.   Advances Agreement between MBIA Corp., its affiliates and MBIA Inc., dated as of January 1, 2001.

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

          10.53.   Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust I, dated as of December 23, 2002.

          10.54.   Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust II, dated as of December 23, 2002.

          10.55.   Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust III, dated as of December 23, 2002.

          10.56.   Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust IV, dated as of December 23, 2002.

          Executive Compensation Plans and Arrangements

          The following Exhibits identify all existing executive compensation plans and arrangements:

          10.20.   MBIA Inc. 2000 Stock Option Plan, effective May 11, 2000, incorporated by reference to Exhibit 10.20 to the 2000 10-K.

          10.21.   MBIA Inc. Deferred Compensation and Excess Benefit Plan, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (Comm. File No. 1-9583) (the “1988 10-K”), as amended as of July 22, 1992, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Comm. File No. 1-9583) (the “1992 10-K”).

          10.22.   MBIA Inc. Employees Pension Plan, amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 1 to the 1987 S-1, as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Comm. File No. 1-9583) (the “1991 10-K”), as further amended and restated effective January 1, 1994, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1994 (Comm. File No. 1-9583) (the “1994 10-K”)), as further amended by Amendment as of January 1, 2002.

          10.23.   MBIA Inc. Employees Profit Sharing Plan, as amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the 1987 S-1, as further amended by Amendment dated December 8, 1988, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Comm. File No. 1-9583) (the “1989 10-K”), as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.19 to the 1991 10-K, as further amended and restated as of May 7, 1992, incorporated by reference to Exhibit 10.17 to the 1992 10K, as further amended and restated effective January 1, 1994, incorporated by reference to Exhibit 10.17 to the 1994 10-K, as further amended by Amendment as of January 1, 2002.

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

          10.31.   Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between John B. Caouette and CapMAC, incorporated by reference to Exhibit 10.28 of the CapMAC Annual Report on Form 10-K for the year ended December 31, 1995 (the “CapMAC 1995 10-K”).

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

          10.50.   MBIA Inc. Restricted Stock Plan for Non-Employee Directors, effective as of March 21, 2002, incorporated by reference to the MBIA Inc. Form S-8 filed on March 14, 2002 (Reg. No. 333-84300) (the “2002 S-8”).

          10.51.   Amended and Restated Deferred Compensation and Stock Ownership Plan for Non-Employee Directors, effective as of March 21, 2002, incorporated by reference to the 2002 S-8.

          10.52.   MBIA Inc. Annual and Long-Term Incentive Plan, effective as of January 1, 2002.

          13.   Annual Report to Shareholders of MBIA Inc. for fiscal year ended December 31, 2002. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this report.

          21.   List of Subsidiaries

          23.   Consent of PricewaterhouseCoopers LLP

          99.   Additional Exhibits—MBIA Corp. GAAP Financial Statements

          99.2   Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 906

          99.3   Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 906

          (b)   Reports on Form 8-K: The Company filed one report on Form 8-K in December of 2002 which referenced a white paper on the Company’s website entitled “MBIA’s Sponsored Conduits.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBIA INC.
(Registrant)

	By	/s/ JOSEPH W. BROWN
Dated: March 31, 2003
	Name:	Joseph W. Brown
	Title:	Chairman

          Pursuant to the requirements of Instruction D to Form 10-K under the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. BROWN	Chairman and Director	March 31, 2003

Joseph W. Brown

/s/ DOUGLAS C. HAMILTON	Vice President and Controller	March 31, 2003

Douglas C. Hamilton

/s/ C. EDWARD CHAPLIN	Director	March 31, 2003

C. Edward Chaplin

/s/ DAVID C. CLAPP	Director	March 31, 2003

David C. Clapp

/s/ GARY C. DUNTON	Director	March 31, 2003

Gary C. Dunton

/s/ C LAIRE L. G AUDIANI	Director	March 31, 2003

Claire L. Gaudiani

/s/ FREDA S. JOHNSON	Director	March 31, 2003

Freda S. Johnson

/s/ DANIEL P. KEARNEY	Director	March 31, 2003

Daniel P. Kearney

/s/ JAMES A. LEBENTHAL	Director	March 31, 2003

James A. Lebenthal

/s/ JOHN A. ROLLS	Director	March 31, 2003

John A. Rolls

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph W. Brown, certify that:

1.

I have reviewed the Annual Report of MBIA Inc. (the “Company”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”);

2.

Based on my knowledge, this Annual Report of the Company does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.

Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Annual Report;

4.

The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

	(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

	(c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of the board of directors:

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

6.

The Company’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ JOSEPH W. BROWN Joseph W. Brown Chief Executive Officer March 31, 2003

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Neil G. Budnick, certify that:

1.

I have reviewed the Annual Report of MBIA Inc. (the “Company”) on Form 10- K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”);

2.

Based on my knowledge, this Annual Report of the Company does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.

Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Annual Report;

4.

The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which his Annual Report is being prepared;

	(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

	(c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of the board of directors:

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

6.

The Company’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ NEIL G. BUDNICK

Neil G. Budnick
Chief Financial Officer
March 31, 2003

Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors of MBIA Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 31, 2003 appearing in the 2002 Annual Report to Shareholders of MBIA Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

January 31, 2003

SCHEDULE I

MBIA INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2002
(In thousands)

Column A	Column B	Column C	Column D

Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet

Fixed-maturities

Bonds:
United States Treasury
and Government
agency obligations	$ 1,026,851	$ 1,127,710	$ 1,127,710
State and municipal
obligations	4,401,540	4,732,139	4,732,139
Corporate and other
obligations	5,238,016	5,631,652	5,631,652
Mortgage-backed	3,575,956	3,662,846	3,662,846

Total fixed-maturities	14,242,363	15,154,347	15,154,347

Short-term investments	1,728,010	XXXXXXX	1,728,010

Other investments	212,673	XXXXXXX	212,673

Total investments	$ 16,183,046	XXXXXXX	$ 17,095,030

SCHEDULE II

MBIA INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31, 2002	December 31, 2001

ASSETS
Investments:
Investment agreement and medium-term note portfolios
held as available-for-sale at fair value
(amortized cost $5,606,727 and $5,104,478)	$6,898,628	$5,605,181
Investment agreement portfolio pledged as collateral at fair
value (amortized cost $646,287 and $577,790)	667,854	586,915
Fixed-maturity securities held as available-for-sale
at fair value (amortized cost $129,979 and $106,496)	137,853	106,197
Short-term investments, at amortized cost
(which approximates fair value)	53,006	4,466

Total investments	7,757,341	6,302,759
Cash and cash equivalents	12,457	30,968
Investment in wholly-owned subsidiaries	5,978,715	5,268,562
Accrued investment income	80,876	64,265
Receivable for investments sold	51,292	134,265
Derivative assets	74,898	14,006
Other assets	25,160	20,411

Total assets	$13,980,739	$11,835,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Investment agreements	$5,462,796	$4,790,172
Investment repurchase agreement obligations	372,990	699,577
Securities sold under agreements to repurchase	541,240	557,818
Intercompany loan payable	872,875	---
Intercompany payables	2,583	56,833
Long-term debt	1,025,520	797,512
Deferred income taxes	76,888	20,019
Payable for investments purchased	414	79,859
Dividends payable	24,612	22,274
Derivative liabilities	75,881	10,416
Other liabilities	31,589	18,118

Total liabilities	8,487,388	7,052,598

Shareholders’ Equity:
Preferred stock, par value $1 per share;
authorized shares - 10,000,000;
issued and outstanding shares - none	---	---
Common stock, par value $1 per share;
authorized shares - 400,000,000;
issued shares - 152,555,034 and 151,950,991	152,555	151,951
Additional paid-in capital	1,239,313	1,195,802
Retained earnings	3,895,112	3,415,517
Accumulated other comprehensive income,
net of deferred income tax provision
of $294,160 and $91,222	541,250	145,321
Unallocated ESOP shares	(653)	(1,983)
Unearned compensation - restricted stock	(12,646)	(11,335)
Treasury stock - 7,781,213 in 2002 and
3,5116,921 shares in 2001	(321,580)	(112,635)

Total shareholders’ equity	5,493,351	4,782,638

Total liabilities and shareholders’ equity	$13,980,739	$11,835,236

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes

SCHEDULE II

MBIA INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME
(In thousands)

	Years Ended December 31

	2002	2001	2000

Revenues:
Operating income	$36,370	$31,360	$23,088
Net investment income	8,048	4,437	1,275
Net realized gains	6,607	11,593	6,566
Change in fair value of derivative instruments	436	476	---

Total revenues	51,461	47,866	30,929

Expenses:
Interest expense	58,719	68,021	54,460
Operating expenses	17,685	15,293	19,452

Total expenses	76,404	83,314	73,912

Loss before income taxes and equity in earnings
of subsidiaries	(24,943)	(35,448)	(42,983)
Benefit for income taxes	(22,052)	(26,620)	(16,742)

Loss before equity in earnings of subsidiaries	(2,891)	(8,828)	(26,241)
Equity in earnings of subsidiaries	581,978	581,462	554,878

Income before cumulative effect of accounting change	579,087	572,634	528,637
Cumulative effect of accounting change	---	(2,543)	---

Net income	$579,087	$570,091	$528,637

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31

	2002	2001	2000

Cash flows from operating activities:
Net income	$579,087	$570,091	$528,637
Adjustments to reconcile net income
to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(342,228)	(349,062)	(332,578)
Increase in accrued investment income	(16,611)	(20,966)	(9,785)
Net realized gains on sales of investments	(6,607)	(11,593)	(6,566)
Benefit for deferred income taxes	(1,132)	(8,625)	(118)
Change in fair value of derivative instruments	(436)	(476)	---
Cumulative effect of accounting change	---	2,543	---
Other, net	55,728	(24,862)	(1,641)

Total adjustments to net income	(311,286)	(413,041)	(350,688)

Net cash provided by operating activities	267,801	157,050	177,949

Cash flows from investing activities:
Purchase of fixed-maturity securities	(9,553,366)	(13,555,970)	(4,433,020)
Sale of fixed-maturity securities	9,534,367	13,534,744	4,360,435
(Purchase) sale of short-term investments	(48,553)	102,388	(106,001)
Purchases for investment agreement portfolio and affiliate
loan proceeds, net of payable for investments purchased	(7,091,531)	(9,374,432)	(5,346,474)
Sales from investment agreement portfolio and affiliate loan
proceeds, net of receivable for investments sold	5,901,762	7,684,881	4,754,985
Contributions to subsidiaries	(33,294)	(3,003)	(130)
Advances to subsidiaries, net	(100,667)	(29,271)	56,310

Net cash used by investing activities	(1,391,282)	(1,640,663)	(713,895)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	291,300	---	196,113
Net repayment from retirement of long-term debt	(100,000)	---	---
Net repayment from retirement of short-term debt	---	(99,992)	---
Dividends paid	(97,154)	(87,112)	(80,708)
Purchase of treasury stock	(208,945)	(8,982)	(77,955)
Proceeds from affiliate loan	872,875	---	---
Proceeds from issuance of investment
and repurchase agreements	3,437,435	3,857,293	2,478,519
Payments for drawdowns of investment agreements	(3,090,285)	(2,584,400)	(2,141,733)
Securities sold under agreements to repurchase, net	(16,578)	382,817	147,422
Exercise of stock options	16,322	24,273	23,683

Net cash provided by financing activities	1,104,970	1,483,897	545,341

Net (decrease) increase in cash and cash equivalents	(18,511)	284	9,395
Cash and cash equivalents - beginning of year	30,968	30,684	21,289

Cash and cash equivalents - end of year	$12,457	$30,968	$30,684

Supplemental cash flow disclosures:
Income taxes paid	$157	$2,151	$1,411
Interest paid on long-term debt	$63,318	$60,527	$52,388

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Condensed Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company’s consolidated financial statements and the notes thereto.

2.	Significant Accounting Policies

The Parent company carries its investments in subsidiaries under the equity method.

3.	Dividends from Subsidiaries

During 2002 and 2001, MBIA Corp. declared and paid dividends of $236.1 million and $212.4 million to MBIA Inc. Also, during 2002 and 2001, MBIA Asset Management LLC. made distributions of $9.2 million and $20.0 million to MBIA Inc.

4.	Obligations under Investment and Repurchase Agreements

The investment and repurchase agreement business, as described in footnotes 2 and 18 to the consolidated financial statements of MBIA Inc. and subsidiaries (which are incorporated by reference in the 10-K), is conducted by both the Registrant and its wholly owned subsidiary, MBIA Investment Management Corp.

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES
REINSURANCE

for the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F

Insurance Premiums Written	Gross Amount	Ceded to Other Value	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2002	$932,204	$198,526	$19,727	$753,405	2.6%

2001	$839,386	$235,362	$25,840	$629,864	4.1%

2000	$641,452	$189,316	$45,956	$498,092	9.2%

Securities and Exchange Commission

Washington, D.C. 20549

Exhibits

to

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002
Commission File No. 1-9583

MBIA Inc.

Exhibit Index

          10.01.   Amended and Restated Tax Allocation Agreement, dated as of January 1, 1990, between the Company and MBIA Corp., incorporated by reference to Exhibit 10.66 to the 1989 10-K, as supplemented by the Amended and Restated Tax Allocation Agreement Supplement No. 1, dated as of August 31, 1999, incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,1999 (Comm. File No. 1-9583) (the “1999 10-K”), as restated on January 1, 2002.

          10.04.   First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994, incorporated by reference to Exhibit 10.63 to the 1994 10-K, as further amended by the Second Amendment to the First Restated Credit Agreement, dated as of January 1, 1996, and as further amended by the Third Amendment to the First Restated Credit Agreement, dated as of October 1, 1996, incorporated by reference to Exhibit 10.57 to the 1996 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of October 1, 1997, incorporated by reference to Exhibit 10.46 to the 1997 10-K, as further amended by the First Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 1998, incorporated by reference to Exhibit 10.13 to the 1998 10-K, as further amended and restated by the Second Amendment to the Second Amended and Restated Credit Agreement, d ended December 31, 2001, 2000 and 1999.ated as of October 29, 1999, incorporated by reference to Exhibit 10.13 to the 1999 10-K, as further amended and restated by the Third Amendment to the Second Amendment and Restated Credit Agreement, dated as of October 27, 2000, incorporated by reference to Exhibit 10.04 to the 2000 10-K, as further amended by the Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of October 31, 2001, incorporated by reference to Exhibit 10.04 to the 2001 10-K, as further amended and restated by the Third Amended and Restated Credit Agreement, dated as of October 31, 2002.

          10.05.   Net Worth Maintenance Agreement, dated as of November 1, 1991, between MBIA Corp. and  MBIA Assurance S.A., as amended by Amendment to Net Worth Agreement, dated as of November 1, 1991, incorporated by reference to Exhibit 10.79 to 1993 10-K, as further amended and restated by the Amended and Restated Net Worth Maintenance Agreement, dated as of April 1, 2002.

          10.06.   Reinsurance Agreement, dated as of January 1, 1993, between MBIA Assurance S.A. and MBIA Corp., incorporated by reference to Exhibit 10.80 to the 1993 10-K, as amended and restated by the Amended and Restated Reinsurance Agreement, dated as of January 1, 2002.

          10.14.   Credit Agreement (364 day agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.33 to the 1998 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August 2000, incorporated by reference to Exhibit 10.14 to the 2000 10-K, as further amended by the First Amendment, dated as of February 9, 2001, the Second Amendment to the Credit Agreement, dated as of July 31, 2001, and the Third Amendment, dated as of December 7, 2001, incorporated by reference to Exhibit 10.14 to the 2001 10-K, as amended and restated by the Amended and Restated Credit Agreement, dated as of April 19, 2002.

          10.15.   Credit Agreement (5 year agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.34 to the 1998 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August 2000, incorporated by reference to Exhibit 10.15 to the 2000 10-K as further amended by the First Amendment, dated as of February 9, 2001, the Second Amendment to the Credit Agreement, dated as of July 31, 2001, and the Third Amendment, dated as of December 7, 2001, incorporated by reference to Exhibit 10.15 to the 2001 10-K, as amended and restated by the Amended and Restated Credit Agreement, dated as of April 19, 2002.

          10.16.   Advances Agreement between MBIA Corp., its affiliates and MBIA Inc., dated as of January 1, 2001.

          10.22.   MBIA Inc. Employees Pension Plan, amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 1 to the 1987 S-1, as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Comm. File No. 1-9583) (the “1991 10-K”), as further amended and restated effective January 1, 1994, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1994 (Comm. File No. 1-9583) (the “1994 10-K”)), as further amended by Amendment as of January 1, 2002.

          10.23.   MBIA Inc. Employees Profit Sharing Plan, as amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the 1987 S-1, as further amended by Amendment dated December 8, 1988, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Comm. File No. 1-9583) (the “1989 10-K”), as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.19 to the 1991 10-K, as further amended and restated as of May 7, 1992, incorporated by reference to Exhibit 10.17 to the 1992 10K, as further amended and restated effective January 1, 1994, incorporated by reference to Exhibit 10.17 to the 1994 10-K, as further amended by Amendment as of January 1, 2002.

          10.52.   MBIA Inc. Annual and Long-Term Incentive Plan, effective as of January 1, 2002.

          10.53.   Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust I, dated as of December 23, 2002.

          10.54.   Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust II, dated as of December 23, 2002.

          10.55.   Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust III, dated as of December 23, 2002.

          10.56.   Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust IV, dated as of December 23, 2002.

          13.   Annual Report to Shareholders of MBIA Inc. for fiscal year ended December 31, 2002. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this report.

          21.   List of Subsidiaries

          23.      Consent of PricewaterhouseCoopers LLP

          99.   Additional Exhibits - MBIA Corp. GAAP Financial Statements

          99.2.   Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 906

          99.3.   Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 906