Form 10-Q
period 2003-03-31
MBIA INC
filed 2003-05-15
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

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

As of May 1, 2003 there were outstanding 143,868,657 shares of Common Stock, par value $1 per share, of the registrant.

(2)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands except per share amounts)

	March 31, 2003	December 31, 2002
Assets
Investments:
Fixed-maturity securities held as available-for-sale at fair value (amortized cost $7,590,223 and $7,555,978)	$8,128,081	$8,093,650
Short-term investments, at amortized cost (which approximates fair value)	792,148	687,238
Other investments	198,663	212,673

	9,118,892	8,993,561
Investment agreement and medium-term note portfolios held as available-for-sale at fair value (amortized cost $6,992,624 and $7,080,870)	7,347,027	7,433,615
Investment agreement portfolio pledged as collateral at fair value (amortized cost $882,550 and $646,287)	916,327	667,854

Total investments	17,382,246	17,095,030

Cash and cash equivalents	288,177	83,218
Accrued investment income	217,045	215,265
Deferred acquisition costs	303,801	302,222
Prepaid reinsurance premiums	530,488	521,641
Reinsurance recoverable on unpaid losses	44,222	43,828
Goodwill	90,041	90,041
Property and equipment, at cost (less accumulated depreciation of $89,727 and $86,135)	126,004	128,441
Receivable for investments sold	54,017	91,767
Derivative assets	177,336	191,755
Other assets	86,623	88,893

Total assets	$19,300,000	$18,852,101

Liabilities and Shareholders' Equity
Liabilities:
Deferred premium revenue	$2,828,100	$2,755,046
Loss and loss adjustment expense reserves	577,294	573,275
Investment agreement and medium-term note obligations	6,718,370	6,666,595
Investment repurchase agreement obligations	489,670	563,967
Securities sold under agreements to repurchase	719,167	539,561
Long-term debt	1,035,690	1,033,070
Current income taxes	84,203	17,648
Deferred income taxes	484,832	471,534
Deferred fee revenue	23,998	24,838
Payable for investments purchased	119,526	58,436
Derivative liabilities	240,764	309,749
Other liabilities	313,823	345,031

Total liabilities	13,635,437	13,358,750

Shareholders' Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—152,886,294 and 152,555,034	152,886	152,555
Additional paid-in capital	1,256,881	1,239,313
Retained earnings	4,089,596	3,895,112
Accumulated other comprehensive income, net of deferred income tax provision of $296,056 and $294,160	550,668	541,250
Unallocated ESOP shares	(170)	(653)
Unearned compensation—restricted stock	(17,416)	(12,646)
Treasury stock, at cost—9,026,124 and 7,781,213 shares	(367,882)	(321,580)

Total shareholders' equity	5,664,563	5,493,351

Total liabilities and shareholders' equity	$19,300,000	$18,852,101

The accompanying notes are an integral part of the consolidated financial statements.

(3)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands except per share amounts)

	Three months ended March 31
	2003	2002
Insurance
Revenues:
Gross premiums written	$288,147	$186,772
Ceded premiums	(64,119)	(52,315)

Net premiums written	224,028	134,457
Scheduled premiums earned	140,653	124,486
Refunding premiums earned	20,527	14,552

Premiums earned (net of ceded premiums of $56,306 and $44,501)	161,180	139,038
Net investment income	106,421	106,199
Advisory fees	13,302	7,089

Total insurance revenues	280,903	252,326
Expenses:
Losses and LAE incurred	16,878	14,938
Amortization of deferred acquisition costs	12,782	11,123
Operating	23,643	20,212

Total insurance expenses	53,303	46,273
Insurance income	227,600	206,053

Investment management services
Revenues	29,240	29,851
Expenses	15,799	14,978

Investment management services income	13,441	14,873

Municipal services
Revenues	6,042	5,691
Expenses	5,990	5,604

Municipal services income	52	87

Corporate
Net investment income	2,373	2,217
Interest expense	16,949	12,834
Corporate expenses	3,663	4,205

Corporate loss	(18,239)	(14,822)

Gains and losses
Net realized gains (losses)	30,157	(836)
Change in fair value of derivative instruments	60,209	11,867

Net gains and losses	90,366	11,031

Income before income taxes	313,220	217,222

Provision for income taxes	89,894	57,110

Income before cumulative effect of accounting change	223,326	160,112

Cumulative effect of accounting change	—	(7,731)

Net income	$223,326	$152,381

Income before cumulative effect of accounting change per common share:
Basic	$1.55	$1.08
Diluted	$1.54	$1.07

Net income per common share:
Basic	$1.55	$1.03
Diluted	$1.54	$1.02

Weighted-average common shares outstanding:
Basic	144,042,116	148,052,769
Diluted	145,357,445	149,226,198

Total Revenues	408,924	301,116
Total Expenses	95,704	83,894

The accompanying notes are an integral part of the consolidated financial statements.

(4)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended March 31, 2003

(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unallocated ESOP Shares	Unearned Compensation– Restricted Stock	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount						Shares	Amount
Balance, January 1, 2003	152,555	$152,555	$1,239,313	$3,895,112	$541,250	$(653)	$(12,646)	(7,781)	$(321,580)	$5,493,351
Comprehensive income:
Net income	—	—	—	223,326	—	—	—	—	—	223,326
Other comprehensive income:
Change in unrealized appreciation of investments net of change in deferred income taxes of $1,551	—	—	—	—	3,234	—	—	—	—	3,234
Change in fair value of derivative instruments net of change in deferred income taxes of $346	—	—	—	—	643	—	—	—	—	643
Change in foreign currency translation	—	—	—	—	5,541	—	—	—	—	5,541

Other comprehensive income										9,418

Comprehensive income										232,744

Treasury shares acquired	—	—	—	—	—	—	—	(1,245)	(46,302)	(46,302)
Allocation of ESOP shares	—	—	4	—	—	483	—	—	—	487
Stock-based compensation	331	331	18,009	—	—	—	(4,770)	—	—	13,570
Capital issuance costs	—	—	(445)	—	—	—	—	—	—	(445)
Dividends (declared per common share
$0.200, paid per common share $0.170)	—	—	—	(28,842)	—	—	—	—	—	(28,842)

Balance, March 31, 2003	152,886	$152,886	$1,256,881	$4,089,596	$550,668	$(170)	$(17,416)	(9,026)	$(367,882)	$5,664,563

The accompanying notes are an integral part of the consolidated financial statements

	2003

Disclosure of reclassification amount:
Unrealized appreciation of investments arising during the period, net of taxes	$(16,114)
Reclassification adjustment, net of taxes	19,348

Net unrealized appreciation, net of taxes	$3,234

(5)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended March 31
	2003	2002
Cash flows from operating activities:
Net income	$223,326	$152,381
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in accrued investment income	(1,780)	(2,188)
Increase in deferred acquisition costs	(1,579)	(3,802)
Increase in prepaid reinsurance premiums	(8,847)	(7,999)
Increase in deferred premium revenue	71,695	3,418
Increase in loss and loss adjustment expense reserves, net	3,625	7,303
Depreciation	3,592	3,590
Amortization of bond discount, net	8,094	5,684
Net realized (gains) losses on sale of investments	(30,157)	836
Current income tax provision	66,555	37,588
Deferred income tax provision (benefit)	11,244	(4,519)
Fair value of derivative instruments	(60,209)	(11,867)
Stock option compensation	6,710	5,900
Cumulative effect of accounting changes, net	—	7,731
Other, net	(14,299)	(34,939)

Total adjustments to net income	54,644	6,736

Net cash provided by operating activities	277,970	159,117

Cash flows from investing activities:
Purchase of fixed-maturity securities, net of payable for investments purchased	(4,542,494)	(4,553,000)
Sale of fixed-maturity securities, net of receivable for investments sold	3,611,042	4,402,139
Redemption of fixed-maturity securities, net of receivable for investments redeemed	816,966	143,537
Sale (purchase) of short-term investments	45,316	(56,674)
Sale of other investments	5,970	16,035
Purchases for investment and repurchase agreement and medium-term note portfolios, net of payable for investments purchased	(2,428,266)	(1,289,992)
Sales for investment and repurchase agreement and medium-term note portfolios, net of receivable for investments sold	2,333,258	1,503,187
Capital expenditures	(1,473)	(7,515)
Disposal of capital assets	—	32

Net cash (used) provided by investing activities	(159,681)	157,749

Cash flows from financing activities:
Net repayment from retirement of short-term debt	—	(13,799)
Dividends paid	(24,587)	(22,142)
Purchase of treasury stock	(46,302)	(54,695)
Proceeds from issuance of investment and repurchase agreement and medium-term note obligations	822,493	508,995
Payments for drawdowns of investment and repurchase agreement and medium-term note obligations	(846,654)	(694,604)
Securities sold under agreements to repurchase, net	179,606	(52,479)
Exercise of stock options	2,114	9,847

Net cash provided (used) by financing activities	86,670	(318,877)

Net increase (decrease) in cash and cash equivalents	204,959	(2,011)
Cash and cash equivalents—beginning of period	83,218	115,040

Cash and cash equivalents—end of period	$288,177	$113,029

Supplemental cash flow disclosures:
Income taxes paid	$11,993	$20,419
Interest paid:
Investment and repurchase agreements and medium-term notes	$60,533	$64,920
Long-term debt	15,931	11,131

The accompanying notes are an integral part of the consolidated financial statements.

(6)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2002 for MBIA Inc. and Subsidiaries (the “Company”). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Business segment results are presented gross of intersegment transactions, which are not material to each segment.

2.    Dividends Declared

Dividends declared by the Company during the three months ended March 31, 2003 were $28.8 million.

3.    Recent Accounting Pronouncements

On December 31, 2002 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which is effective for companies with fiscal years ending after December 15, 2002 and was adopted by the Company as of January 1, 2002. This statement amends SFAS 123. SFAS 148 provides three alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based compensation. The Prospective Method, originally required under SFAS 123, requires that expense be recognized in the year of adoption only for grants made in that year. In subsequent years, expense is recognized for the current year’s grant and for grants made in the years since adoption. Years prior to adoption are not restated. The Modified Prospective Method requires that stock options be expensed as if SFAS 123 had been adopted as of January 1, 1995. Thus, the fair value of any options vesting in the current year that were granted subsequent to January 1, 1995 will be included in expense.

(7)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

However, restatement of prior years is not required. The Retroactive Restatement Method is identical to the Modified Prospective Method in that the fair value of all options vesting in the current year for grants made after January 1, 1995 is included in expense. However, this method also requires that all periods presented in the financial statements be restated to reflect stock option expense. Restatement of periods prior to those presented is permitted but not required.

SFAS 148 also requires additional disclosure in the “Summary of Significant Accounting Policies” footnote of both annual and interim financial statements.

Prior to 2002, the Company elected to follow Accounting Principles Board Opinion No. (APB) 25 and related interpretations in accounting for its employee stock options. No stock-based employee compensation cost for stock options was reflected in net income prior to 2002 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2002 the Company adopted the fair value recognition provisions of SFAS 123. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS 148, compensation cost recognized in 2002 and thereafter is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. Results for prior years have not been restated. Employee stock compensation expense for the three months ended March 31, 2003 and 2002 was $6.7 million and $5.9 million, respectively.

The fair value of employee stock options is estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.” FIN 45 outlines certain accounting guidelines, effective for fiscal years beginning after December 15, 2002, from which the Company’s insurance transactions and derivative contracts are excluded. In addition, FIN 45 expands the disclosures required by a guarantor in its interim and annual financial statements regarding obligations under certain guarantees. These disclosure requirements are effective for the year ended December 31, 2002. The Company’s financial position and results of operations did not change as a result of the adoption of FIN 45.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” as an interpretation of Accounting Research Bulletin No. (ARB) 51, “Consolidated Financial Statements.” FIN 46 addresses consolidation of variable interest entities (VIEs) by business enterprises. An entity is considered a VIE subject to consolidation if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial

(8)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

support or if the equity investors lack one of three characteristics of a controlling financial interest. First, the equity investors lack the ability to make decisions about the entity’s activities through voting rights or similar rights. Second, they do not bear the obligation to absorb the expected losses of the entity if they occur. Lastly, they do not claim the right to receive expected returns of the entity if they occur which is the compensation for the risk of absorbing the expected losses. MBIA is reviewing FIN 46 to determine whether its special purpose vehicles (SPVs) fall within its scope.

4.    Goodwill

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Prior to 2002, goodwill attributed to the acquisition of MBIA Corp. and MBIA-MISC was amortized using the straight-line method over 25 years. Goodwill attributed to the acquisition of MBIA Illinois was amortized according to the recognition of future profits from its deferred premium revenue and installment premiums, except for a minor portion attributed to state licenses, which was amortized using the straight-line method over 25 years. Goodwill attributed to the acquisition of all other subsidiaries was amortized using the straight-line method over 15 years.

Effective January 1, 2002 the Company adopted SFAS 141, “Business Combinations” and SFAS 142. SFAS 141, which supercedes APB 16, “Business Combinations,” requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and provides specific criteria for initial recognition of intangible assets apart from goodwill. SFAS 142, which supercedes APB 17, “Intangible Assets,” requires that goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually. The impairment testing is aimed at determining the amount, if any, by which the carrying value of a reporting unit exceeds its fair value. Other intangible assets are amortized over their useful lives.

The Company completed its transitional impairment testing on its existing goodwill as of January 1, 2002 in accordance with SFAS 142.

As of January 1, 2002, goodwill in the insurance segment totaled $76.9 million. SFAS 142 requires a two-step approach in determining any impairment in goodwill. Step one entails evaluating whether the fair value of a reporting segment exceeds its carrying value. In performing this evaluation the Company determined that the best measure of the fair value of the insurance reporting segment is its book value adjusted for the after-tax effects of deferred premium revenue, prepaid reinsurance premiums, deferred acquisition costs and the present value of installment premiums to arrive at adjusted book value. As of January 1, 2002, the insurance reporting segment’s adjusted book value significantly exceeded its carry value, and thus there was no impairment of its existing goodwill.

Total goodwill for the investment management services segment was $13.1 million as of January 1, 2002. In performing step one of the impairment testing, the fair value of the reporting segment was determined using a multiple

(9)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

of earnings before income tax, depreciation and amortization (EBITDA) as this is a common measure of fair value in the investment management industry. The multiple was determined based on a review of current industry valuation practices. As of January 1, 2002 the fair value of the investment management services reporting segment significantly exceeded its carry value indicating that goodwill was not impaired.

The municipal services reporting segment had goodwill of $7.7 million as of January 1, 2002. The fair value of the reporting segment was based on net assets. In comparing fair value to carrying value, it was determined that goodwill was potentially impaired. In performing step two of the impairment testing the implied fair value of goodwill was calculated by subtracting the fair value of the net assets from the fair value of the reporting segment. In comparing the implied fair value of goodwill to the carrying amount of goodwill, it was determined that the entire amount was impaired and was therefore written off as of January 1, 2002 and reported as a cumulative effect of accounting change. The per share effect of the cumulative effect of accounting change was to reduce 2002’s net income per share by five cents.

The Company performed its annual impairment testing of goodwill as of January 1, 2003. The fair values of the insurance reporting segment and the investment management services segment were determined using the same valuation methods applied during the transition testing. The fair values of both reporting segments significantly exceeded their carrying values indicating that goodwill was not impaired.

5.    Net Income per Common Share

The following is a reconciliation of the denominators of the basic and diluted earnings per share for the first three months of 2003 and 2002:

	1st Quarter
(In thousands except per share amounts)	2003	2002
Net income	$223,326	$152,381

Diluted weighted-average shares:
Basic weighted-average shares Outstanding	144,042	148,053
Effect of stock options	1,307	1,112
Unallocated ESOP shares	8	61

Diluted weighted-average shares:	145,357	149,226

Basic EPS	$1.55	$1.03

Diluted EPS	$1.54	$1.02

(10)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of March 31, 2003 and March 31, 2002, there were 8,155,460 and 4,444,767 stock options outstanding, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

(11)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

The quarterly report of MBIA Inc. (MBIA or the Company) includes statements that are not historical or current facts and are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “intend,” “will likely result,” “looking forward” or “will continue,” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. MBIA cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. The following are some of the factors that could affect the financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•	fluctuations in the economic, credit or interest rate environment in the United States and abroad;

•	the level of activity within the national and international credit markets;

•	competitive conditions and pricing levels;

•	legislative and regulatory developments;

•	technological developments;

•	changes in tax laws;

•	the effects of mergers, acquisitions and divestitures; and

•	uncertainties that have not been identified at this time.

The Company undertakes no obligation to publicly correct or update any forward-looking statement if it later becomes aware that such results are not likely to be achieved.

(12)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

OVERVIEW

MBIA provides financial guarantee insurance, investment management services and municipal services to public finance clients and financial institutions around the world. The Company turned in a solid quarter as it continued to focus on the foundation principles that guide its operations. These tenets ensure the Company’s success and are the standards against which each employee is judged. They are: Maintain the Strongest Team, which recognizes the Company’s commitment to individual and organizational growth as well as its focus on teamwork; No Loss Underwriting, which expresses the pursuit of perfection in the Company’s management of credit risk and reflects the Company’s core competency; Triple-A Ratings, which must be protected at all costs as they are the business platform from which the Company operates; and Enhance Shareholder Value, which is the result of disciplined and rigorous adherence to the first three principles.

The Company posted significant growth in its global financial guarantee franchise, especially in the global public finance business. The investment management operations continued to operate in a very difficult market environment as operating income declined 10% from last year’s first quarter. Looking forward, the Company believes it is well positioned to take advantage of favorable growth prospects both inside and outside of the United States (U.S.) in all of its businesses except for its equity-oriented investment management business, which is highly affected by turbulence in the U.S. equity markets.

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following chart presents highlights of the Company’s consolidated financial results for the first three months of 2003 and 2002. Items listed under “Effect on net income” are items that management commonly identifies for the readers of its financial statements because they are the result of changes in accounting standards, a by-product of the

(13)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Company’s operations or due to general market conditions beyond the control of the Company.

	1st Quarter
In millions except per share amounts	2003	2002

Revenues:
Insurance	$281	$252
Investment management	29	30
Municipal services	6	6
Other	33	1
Change in fair value of derivative instruments	60	12

Total revenues	409	301
Expenses:
Insurance	53	46
Investment management	16	15
Municipal services	6	6
Other	21	17

Total expenses	96	84
Net income	$223	$152
Net income per share information:*
Net income	$1.54	$1.02
Effect on net income:
Cumulative effect of accounting change for goodwill	—	(0.05)
Realized gains	$0.17	$0.08
Realized losses	$(0.04)	$(0.08)

Net realized gains	$0.13	$0.00
Change in fair value of derivative instruments	$0.27	0.05
Accelerated premium earned from refunded issues	$0.08	$0.06

*	All per share calculations are diluted.

In the first quarter of 2003, consolidated revenues were $409 million compared with $301 million in the first quarter of 2002, a 36% increase. The 36% increase in consolidated revenues was primarily due to an 11% increase in insurance revenues, which represents 69% of total revenues, $30 million of net realized gains and $60 million of unrealized gain on the mark-to-market of derivative instruments. Offsetting these increases was a 2% decrease in investment management

(14)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

services revenues. Consolidated expenses for the first quarter of 2003 were $96 million compared with $84 million in the first quarter of 2002, a 14% increase. This increase was due to a 15% increase in insurance operations expenses, a 5% increase in expenses from the investment management services segment and a 7% increase in expenses from the municipal services segment.

Net income for the first quarter of 2003 increased 47% while net income per share increased 51%. The 4% difference between net income and net income per share growth was the result of common stock repurchases by the Company. The increase in net income was due to a 10% increase in pre-tax income from insurance operations, the $30 million pre-tax net realized gains and the $39 million after-tax unrealized gain on the mark-to-market of derivative instruments required by SFAS 133. Offsetting these increases was a 10% decrease in pre-tax investment management services income.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, the Company, the investor community, equity analysts and rating agencies use various measures of profitability and intrinsic value that are not in accordance with GAAP. In order to assist all groups in understanding the Company’s results, MBIA has provided other useful information. The non-GAAP performance measurements used are “adjusted direct premium” (ADP), “adjusted book value per share” (ABV), “book value per share excluding SFAS 115 and 133 mark-to-market adjustments” (BV excluding MTM) and “operating return on equity” (operating ROE). Management views these supplemental measures as additional meaningful ways to assess the Company’s performance and its intrinsic value. These measures are considered by management to be relevant indicators of the trends in MBIA’s business operations. The definition of these non-GAAP performance measurements and the reason management views these measures as meaningful is provided in the following paragraphs.

(15)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

ADP consists of both upfront premiums written and the present value of estimated future installment premiums for business written in the current year. ADP excludes installment premiums received in the current year on policies closed in prior years and any premiums assumed or ceded. Management believes ADP is a meaningful measure of the total value of the insurance business written as it represents the present value of all premiums expected to be collected on policies closed during the year. Effective in the first quarter of 2003, the Company changed the discount rate used in the calculation of ADP. The discount rate will now vary each quarter and is equal to the weighted average yield on the Company’s investment portfolio from the prior quarter which is more realistic of the current interest rate environment. The Company has historically used this same methodology for establishing case loss reserves on a present value basis, although it had used a fixed 9% discount rate when calculating ADP. The rate for the first quarter, based on the investment portfolio yield at December 31, 2002, is 5.6%.

ABV is defined as book value plus the after-tax effects of net deferred premium revenue less deferred acquisition costs, the present value of installment premiums and the unrealized gains or losses on investment contract liabilities. Effective in the first quarter of 2003, the Company adjusted its definition of ABV. A 12% provision for losses is now deducted from deferred premium revenue, prepaid reinsurance premium and the present value of installment premiums. The Company believes this more conservative definition of ABV properly reflects the fact that when these future revenue streams are recognized as earned premium, the Company will provide for losses based on its loss reserving methodology. Deferred premium revenue (net of prepaid reinsurance premiums) and the present value of installment premiums represent on-balance sheet and off-balance sheet amounts that will be included in book value in future periods. Here also, the Company now uses the same discount rate when calculating the present value of installment premiums component of ABV as it uses when calculating its case loss reserves and ADP. The rate for the first quarter of 2003 is

(16)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

5.6% and will vary each quarter based on the same methodology as ADP and case loss reserves. The unrealized gains or losses on the Company’s investment contract liabilities represent the mark-to-market effect on the investment agreement liabilities that offsets the effect of the mark-to-market on the investment agreement assets. Management believes the presentation of adjusted book value, which includes items that will not be realized until future periods, provides additional information that gives a more comprehensive measure of the value of the Company.

BV excluding MTM is the Company’s book value excluding the effects of recording market value changes required by SFAS 115 on the Company’s investments and by SFAS 133 on its derivative instruments.

Operating ROE is calculated based on the following formula. The numerator is equal to the Company’s rolling twelve-months of net income less the net income effects of accounting changes, net realized gains or losses and the change in fair value of derivative instruments. The denominator is equal to the average book value excluding the effects of market value changes required by SFAS 115 and SFAS 133 over the preceding twelve months.

The following table shows the reconciliation from GAAP book value per share to non-GAAP adjusted book value per share. For a discussion of ADP see the Insurance Operations section of this report.

(17)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

					Percent Change
	March 31, 2003		March 31, 2002		2003 vs. 2002
Book value		$39.38		$32.42	21%
After-tax value of:
Deferred premium revenue	12.78		11.30
Prepaid reinsurance premiums	(2.40)		(2.27)
Deferred acquisition costs	(1.37)		(1.24)

Net deferred premium revenue		9.01		7.79	16%
Present value of installment premiums (1)		6.71		4.65	44%
Unrealized gain (loss) on investment contract liabilities		(0.69)		0.65	(206)%
Loss provision (2)		(2.05)		—

Adjusted book value		$52.36		$45.51	15%

(1) 2003	is discounted at 5.6% and 2002 was discounted at 9.0%.

(2)	The loss provision is calculated by applying 12% to the following items on an after-tax basis: (a) deferred premium revenue; (b) prepaid reinsurance premiums; and, (c) the present value of installment premiums.

The Company’s book value at March 31, 2003 was $39.38 per share, up 21% from $32.42 at March 31, 2002. The increase was driven by income from operations and the increase in the unrealized appreciation on the Company’s investment portfolio. Adjusted book value per share was $52.36 at March 31, 2003, a 15% increase from March 31, 2002. The lower growth rate in ABV was caused by the slower growth in net deferred premium revenue compared with the overall growth rate of book value as well as the Company’s adjusted definition of ABV. The net effect of the changes in the definition of ABV was a reduction of $1.16 per share or 2%.

BV excluding MTM grew 12% to $35.55 from $31.81 at March 31, 2002. Management believes growth in BV excluding MTM is important because it measures growth driven by operations, unaffected by the market value changes of investments (SFAS 115) and derivatives (SFAS 133). The Company’s long-term target growth range of 12-15% for BV excluding MTM and ABV remains unchanged. However, the decision to reposition the investment portfolio for the near-term will likely dampen growth in BV excluding MTM and ABV. This is discussed in detail in the Investment Income section of this report.

(18)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Operating ROE was 13.1% at March 31, 2003 and 13.4% at March 31, 2002. Although business underwritten over the past four years should generate returns in excess of the Company’s long-term goal of a 15% operating ROE, several factors produced results in the 13% range over the last three years. First, MBIA decided to let capital increase faster than insured exposure during the current portion of the credit cycle. Second, there are lower returns on business underwritten in older years that are affecting the current returns. Lastly, the current low investment yields and the duration shortening of the investment portfolio have lowered the Company’s operating ROE.

Throughout the financial guarantee industry, there are a variety of approaches used by companies to assess the underlying credit risk profile of their insured portfolios. In addition to its own internal ratings system, MBIA relies upon third party rating sources in the analysis of all credit quality measures of its insured portfolio. In evaluating credit risk, the Company obtains the underlying rating of the insured obligation, before the benefit of its insurance policy, from nationally recognized rating agencies (Moody’s Investors Service, Standard and Poor’s and Fitch Ratings). All references to insured credit quality distributions reflect the underlying rating levels from these third party sources. Other companies within the financial guarantee industry may reference credit quality information based upon internal ratings that would not be comparable to MBIA’s presentation.

Insurance Operations

First quarter 2003 revenues from the insurance segment were $281 million compared with $252 million for first quarter of 2002, an 11% increase. The growth in insurance revenues was driven by a 16% increase in premiums earned and an 88% increase in advisory fee revenues. Net scheduled premiums earned, which exclude refundings, were $141 million in the first quarter of 2003, up 13% from the first quarter of 2002.

(19)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

MBIA evaluates the premium rates it receives for insurance guarantees through the use of internal and external rating agency quantitative models. These models assess the Company’s premium rates and return on capital results on a risk-adjusted basis. In addition, market research data is used to evaluate pricing levels across the financial guarantee industry for comparable risks. The Company’s first quarter 2003 pricing levels indicate continued positive trends in overall portfolio profitability, and the Company believes the pricing charged for its insurance products produces results that meet its long-term return on capital targets.

Insurance expenses, which consist of loss and loss adjustment expenses, amortization of deferred acquisition costs and operating expenses, increased 15% in the first quarter of 2003. The growth rates in all three insurance expense categories are in line with the increase in insurance revenues. Gross insurance expenses in the first quarter were up 17% to $55 million from $47 million in the comparable 2002 period, primarily resulting from a growth in premium taxes due to higher direct premiums written.

The Company’s ADP, gross premiums written (GPW), net premiums written (NPW) and scheduled earned premiums for the first quarters of 2003 and 2002 are presented in the following table:

	1st Quarter		Percent Change
(In millions)	2003	2002	2003 vs. 2002
Premiums written:
ADP	$244	$155	57%
GPW	$288	$187	54%
NPW	$224	$134	67%
Scheduled premiums earned	$141	$124	13%

Despite a difficult credit environment, robust global demand for MBIA’s guarantees helped drive the growth in ADP. ADP increased 57% to $244 million in the first quarter of 2003 from $155 million in the first quarter of 2002. Of the 57% increase in total ADP, 51% was the result of increased business production, primarily in the global structured finance business, and 6% was due to the change in the discount rate.

(20)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

ADP in the global public finance business and global structured finance business experienced growth of 67% and 39%, respectively. The credit quality of business insured remained high as insured credits rated A or above before MBIA’s guarantee were 83% in the first quarters of 2003 and 2002. At March 31, 2003, over 77% of the Company’s outstanding book of business was rated A or above before MBIA’s guarantee, up slightly from 76% at March 31, 2002.

The following table shows the reconciliation from ADP to GPW.

	1st Quarter		Percent Change
	2003	2002	2003 vs. 2002
Adjusted direct premiums	$244	$155	57%
Adjusted premiums assumed	5	6	(10)%
Present value of estimated future installment premiums (1)	(98)	(92)	6%
Gross installment premiums received	137	118	17%

Gross premiums written	$288	$187	54%

(1)	2003 is discounted at 5.6% and 2002 was discounted at 9.0%.

The Company estimates the present value of its installment premium stream on outstanding policies to be $1.5 billion at March 31, 2003, compared with $1.1 billion at March 31, 2002, an increase of 40%. As previously discussed, the Company changed the discount rate used in calculating the present value of its installment premium stream. The rate for the first quarter is 5.6% and will vary from quarter to quarter based on the weighted average yield of the Company’s investment portfolio as of the previous quarter. Of the 40% increase in the present value of the installment premium stream when compared with March 31, 2002, 18% was due to the change in the discount rate while 22% was due to the increase in installment premiums from global structured finance policies. The future installment stream is based on the Company’s current estimate, and the actual premium received could be higher or lower than this estimate. The policies upon which the

(21)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

future installment stream is based are subject to early redemptions and prepayments, and there can be no assurance that the installments ultimately collected will equal the Company’s current estimate.

GPW reflects premiums received and accrued for the period and does not include the present value of future cash receipts expected from installment premium policies originated during the year. GPW was $288 million, up 54% over the first quarter of 2002, reflecting an 82% increase in the global public finance business as well as a 24% growth in the global structured finance business. Upfront GPW grew 118%, primarily in the U.S. public finance sector, while GPW from installments grew 17%, primarily in the global structured finance sector. NPW, which is net of premiums ceded to reinsurers, increased 67% in the first quarter of 2003 to $224 million from $134 million in the same comparable 2002 period. Premiums ceded to reinsurers from all insurance operations were $64 million and $52 million for the first three months of 2003 and 2002. Reinsurance enables the Company to cede exposure and comply with its single risk and credit guidelines.

The rating agencies continuously review reinsurers providing coverage to the financial guarantee industry. Some of MBIA’s reinsurers have been downgraded, and others remain under review. As of December 31, 2002, reinsurers rated Double-A and above represented 90% of MBIA’s ceded par. As a result of downgrades during the first quarter, this percentage as of March 31, 2003 was 67%. When a reinsurer is downgraded, less capital credit is given to MBIA under rating agency models. The reduced capital credit has not and is not expected to have a material adverse effect on the Company. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including the downgrade of the reinsurers. The Company is currently in discussions with several reinsurers regarding potential reassumption of the business ceded to those reinsurers. The Company remains liable on a primary basis for all reinsured risks, and although the Company believes that its reinsurers remain capable of

(22)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

meeting any potential obligation, there can be no assurance the reinsurers will be able to meet these obligations.

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are shown in the following table:

Global Public Finance	1st Quarter		Percent Change
(In millions)	2003	2002	2003 vs. 2002
Premiums written:
ADP	$164	$98	67%
GPW	$178	$98	82%
NPW	$148	$74	101%
Scheduled premiums earned	$65	$60	9%

Global public finance issuance remained high in the first quarter of 2003, largely driven by the low interest rate environment. Issuance in the U.S. public finance market measured by par value increased by 25% over 2002’s first quarter. Robust refunding activity fueled this growth in the U.S. public finance market where refundings, measured by par value, were up 62% for the first quarter of 2003, as lower interest rates continued to prevail.

In the first quarter of 2003, ADP for MBIA’s global public finance business increased 67%. Non-U.S. public finance ADP increased by 764% while U.S. ADP increased 40% compared with the first quarter of 2002. U.S. ADP still accounted for the majority of the total public finance business in the first quarter of 2003, as 81% of ADP originated in the U.S. The credit quality of global public finance business written continued to remain high. Insured credits rated A or above before the Company’s guarantee accounted for 91% of 2003’s first quarter global public finance business compared with 92% in the same comparable period in 2002. At March 31, 2003, 81% of the outstanding global public finance book of business was rated A or above before insurance.

Global public finance GPW increased 82% over the first quarter of 2002. This increase was made up of a 70% increase in business written in the U.S. and a 140% increase in public finance business written outside of

(23)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

the U.S. Ceded premiums as a percent of gross premiums in global public finance decreased from 24% to 17% in the first quarter, a result of lower cession rates on deals insured in the U.S. NPW was up 101% representing an increase in both U.S. and non-U.S. business.

In the first quarter of 2003, global public finance scheduled earned premiums increased 9% to $65 million from $60 million in the first quarter of 2002. This increase was driven by a 51% increase in both upfront and installment business outside of the U.S.

Refunded premiums earned increased 41% this quarter compared with 2002’s first quarter, reflecting the lower interest rate environment. When a MBIA-insured bond issue is refunded or retired early, the related deferred premium revenue is earned immediately. The level of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rates of the bond issue, the issuer’s desire or ability to modify bond covenants and applicable regulations under the Internal Revenue Code.

GLOBAL STRUCTURED FINANCE MARKET Details regarding MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are shown in the following table:

Global Structured Finance	1st Quarter		Percent Change
(In millions)	2003	2002	2003 vs. 2002
Premiums written:
ADP	$80	$57	39%
GPW	$110	$89	24%
NPW	$76	$60	25%
Scheduled earned premiums	$76	$64	17%

Global structured finance worldwide securitization volume increased 24% over 2002’s first quarter with most of the growth concentrated in U.S. public asset-backed and mortgage-backed securities. MBIA’s global structured finance ADP was up 39% in the first quarter of 2003 compared with 2002’s first quarter. The increase reflects a 584% increase in volume in non-U.S. business and a 22% decrease in business written in

(24)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

the U.S. The change in discount rate used in calculating ADP had the effect of increasing the change in global structured finance ADP by 11%. Overall, global structured finance insured business rated A or above before the Company’s guarantee totaled 55% in the first quarter of 2003, down from 71% in the first quarter last year. At March 31, 2003, 69% of the global structured finance book of business was rated A or above before insurance, up from 65% at March 31, 2002.

Global structured finance GPW increased 24% in the first quarter of 2003, to $110 million from $89 million in the first quarter last year. In the first quarter of 2003, installments received from business written in prior periods continued to grow. GPW within the U.S. increased by 22%, while non-U.S. business increased by 27%. The cession rate on global structured finance business was down slightly to 31% from 32% in the same comparable 2002 period. The slight change in the cession rate and growth in new business resulted in a 25% growth in NPW.

In the first quarter of 2003, global structured finance scheduled net earned premiums of $76 million increased 17% over the first quarter last year. This increase was primarily driven by a 27% increase in business outside of the U.S. and by a 14% increase in premiums earned from U.S. business.

INVESTMENT INCOME The Company’s insurance-related net investment income, excluding net realized gains, remained flat at $106 million for the first three months of 2003 compared with the first quarter of 2002. The continuing low-yield environment and the previously announced shortening of the duration of the investment portfolio eliminated positive growth in investment income, despite a 10% growth in the ending invested asset base at amortized cost. After-tax net investment income decreased by 2% in the first quarter of 2003, as the portfolio has shifted to taxable investments with a shorter duration.

(25)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

ADVISORY FEES The Company collects advisory fees in connection with certain transactions, including its administration of certain third-party-owned special purpose vehicles (MBIA sponsored conduits). Depending upon the type of fee received, the fee is either earned when it is due or deferred and earned over the life of the related transaction. Work, waiver and consent, termination, administrative and management fees are earned when due. Structuring fees are earned on a straight-line basis over the life of the related transaction and commitment fees are earned over the period of the commitment contract. In the first quarter of 2003, advisory fee revenues increased 88% to $13 million, up from $7 million in the first quarter of 2002. MBIA sponsored conduit administration fees represented approximately 15% of total advisory fee revenues in the first quarter compared with 30% in 2002’s first quarter. The large increase in advisory fees in the first quarter and the decreased percentage of total advisory fees relating to MBIA sponsored conduit administrative fees are the result of the Company’s emphasis on work fees for increasingly complex insurance transactions and fees related to the activities of the Company’s Insured Portfolio Management Department.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) The Company maintains a loss and LAE reserve based on its estimate of identified and unallocated losses on its insured obligations.

Annually, management reviews its loss reserving methodology. Each review includes an analysis of loss reserve factors based on the latest available industry data, an analysis of historical default and recovery experience for the relevant sectors of the fixed-income market, and consideration for the changing mix of the Company’s book of business.

The following table shows the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves at the end of the first quarters of 2003 and 2002, as well as its loss provision and loss ratios for the first quarters of 2003 and 2002:

(26)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

	March 31,		Percent Change
In millions	2003	2002	2003 vs. 2002
Case-specific:
Gross	$289	$253	14%
Reinsurance recoverable on unpaid losses	44	39	13%

Net case reserves	245	214	14%
Unallocated	288	277	4%

Net loss and LAE reserves	$533	$491	9%
Losses incurred	$17	$15	13%

Loss ratio:
GAAP	10.5%	10.7%
Statutory	9.6%	9.6%

The increase in losses incurred in the first quarter of 2003 was a direct result of the additional growth in net premiums earned.

Loss ratios are calculated by dividing losses incurred by net premiums earned and are a measurement of the Company’s underwriting performance. The statutory loss ratio only includes case losses incurred, while the GAAP ratio includes case losses incurred and a provision for unallocated losses. Both the GAAP and statutory loss ratios have remained relatively consistent for the first quarters of 2003 and 2002.

RISK MANAGEMENT AND LOSS RESERVES The Company incurred $17 million in loss and loss adjustment expenses in the first quarter of 2003, a 13 percent increase compared with $15 million in last year’s first quarter. The increase was driven by the growth in scheduled earned premium, which is the basis of the company’s loss reserving formula. Total case-incurred activity was $13 million in the first quarter of 2003, which consisted of additional reserves for a previously disclosed guarantee of insurance company debt obligations issued in 1998 and additional case reserves for MBIA’s guaranteed tax lien portfolios, Allegheny Health, Education and Research Foundation (AHERF) accretion and other minor activity.

The insurance company referenced above defaulted on payment of principal of its $75 million of senior notes that were due April 1, 2003,

(27)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

of which MBIA insured $55 million. MBIA paid the principal and interest due on April 1, and pursuant to an agreement that extended the maturity of the notes for an additional 120 days, the company reimbursed MBIA for the accrued interest through April 1, 2003. MBIA is working closely with the insurance company management and regulatory authorities to ensure the orderly run-off of the underlying insurance operations. Although MBIA has established a case loss reserve for this insured obligation, it currently expects that it will ultimately recover substantially all of the amounts it paid under the policy.

Regarding MBIA’s consumer-backed portfolio, the company has transferred the servicing on the auto loan securitizations it insured for Union Acceptance Corporation (UAC). UAC announced in April that it sold its servicing platform and the rights to service its securitized receivables to Systems & Service Technologies, Inc., a subsidiary of J.P. Morgan Chase. The servicing transfer transaction was approved by MBIA and strengthens MBIA’s security through cross-collateralization of the 17 outstanding transactions. The Company has $1.1 billion of net par exposure to UAC securitizations, which is expected to run-off over the next six years.

In the case of two credit card securitizations insured for the Spiegel Group, a payout event has occurred and, as a result, all collections, after payment of expenses and servicing fees, are being used to pay down the MBIA-insured notes. The Office of the Comptroller of the Currency has required First Consumers National Bank, the servicer for the transactions, to resign as servicer by June 30, 2003. MBIA has finalized arrangements with a successor servicer. As previously announced, MBIA increased the amount of credit enhancement in the insured transactions as result of the Settlement Agreement with Spiegel in May 2002. The Company has $840 million of net par exposure to the Spiegel Credit Card Master Note Trust, which is expected to amortize over the next four years. MBIA does not expect any material losses on this exposure at this time.

(28)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

During the first quarter, the Company exercised its rights to purchase certain US Airways Trust Certificates insured by the company. MBIA has $527 million of net par exposure to equipment trust certificates backed by aircraft leased to US Airways and does not expect to incur a loss with respect to this exposure. Under the terms of the trust agreements relating to these certificates, the Company had the right to purchase these certificates due to the bankruptcy filing by US Airways. The purchase price for the certificates was approximately $1.5 billion. MBIA arranged financing for, and an immediate sale of, approximately $1.4 billion of the certificates to a third party. As part of the transaction, MBIA gained certain voting rights over the certificates. Due to their attractive yield, MBIA also retained approximately $100 million of the certificates for its own portfolio.

The airport sector has sustained significant stress from a combination of events, including the September 11th tragedy, the Iraqi war, the three-year economic downturn and the new SARS epidemic. As of March 31, 2003, MBIA’s global airport exposure was $16.0 billion, which is 3.2 percent of the Company’s total net par outstanding. The Company continues to monitor this sector closely, but to date is satisfied that airports around the world seem to be adjusting appropriately to the financial implications of reduced traffic levels.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Expenses related to the production of the Company’s insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. If an insured bond issue is refunded and the related premium is earned early, the associated acquisition costs previously deferred are also recognized early. The Company’s policy acquisition costs, operating expenses and total insurance operating expenses, as well as related expense ratios, are shown below:

(29)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

	1st Quarter		Percent Change
In millions	2003	2002	2003 vs. 2002
Gross expenses	$55	$47	17%
Amortization of deferred acquisition costs	$13	$11	15%
Operating	24	20	17%
Total insurance operating expenses	$37	$31	16%
Expense ratio:
GAAP	22.6%	22.5%
Statutory	11.7%	23.3%

In the first quarter of 2003, the amortization of deferred acquisition costs increased 15% over the first quarter of 2002, which is in line with the increase in net premiums earned. The ratio of policy acquisition costs, net of deferrals, to earned premiums has remained steady at 8% in the first quarters of 2003 and 2002. In addition, at the end of the first quarter of 2003, there continued to be a decline in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. This declining ratio indicates the Company has deferred more revenues than expenses.

Operating expenses increased 17% from $20 million in the first quarter of 2002 to $24 million in the first quarter of 2003. The increase reflects primarily higher premium taxes.

Financial guarantee insurance companies use the statutory expense ratio (expenses before deferrals divided by net premiums written) as a measure of expense management. The Company’s first quarter 2003 statutory expense ratio of 11.7% is below the first quarter 2002 ratio of 23.3% and the Company’s 20% goal. The GAAP expense ratio of 22.6% has remained consistent from 2002’s first quarter ratio of 22.5%.

Investment Management Services

The resources and capabilities of the investment management companies have been consolidated under MBIA Asset Management, LLC since 1998.

(30)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

MBIA Asset Management, LLC is comprised of 1838 Investment Advisors, LLC (1838), MBIA Municipal Investors Service Corp. (MBIA-MISC), MBIA Investment Management Corp. (IMC) and MBIA Capital Management Corp. (CMC). In addition, MBIA Global Funding, LLC (GFL), a subsidiary of the Company, operates as part of the asset management business.

Since 1998, the asset management businesses have had solid performances. However, 2002 proved to be a challenging year as the business suffered primarily from a further weakening in the equity markets and, to a lesser extent, the low interest rate environment. These trends continued in the first quarter of 2003 as consolidated revenues were down 2% over 2002’s first quarter, while expenses were up 5%, resulting in an operating income decline of 10% compared with the first quarter of 2002.

Assets under management at March 31, 2003 were $35.6 billion, 7% below the level at March 31, 2002. Fixed-income assets increased 10%, while equity assets decreased 60%. The following table summarizes the consolidated investment management results and assets under management:

	March 31,		Percent Change
In millions	2003	2002	2003 vs. 2002
Revenues	$29	$30	(2)%
Expenses	16	15	5%

Operating income	$13	$15	(10)%
Ending assets under management:
Fixed-income	$31,758	$28,870	10%
Equities	3,851	9,606	(60)%

Total	$35,609	$38,476	(7)%

The following provides a summary of each of the asset management businesses:

1838 is a full-service asset management firm with an institutional focus. It manages equity, fixed-income and balanced portfolios for a client base comprised of municipalities, endowments, foundations, corporate employee benefit plans and high-net-worth individuals. 1838’s

(31)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

results were significantly impacted by the continued weakening of the equity markets. Assets under management at March 31, 2003 were $4.5 billion, a decline of 59% from $11.0 billion at March 31, 2002.

MBIA-MISC provides investment management programs including pooled investment products, customized asset management and bond proceeds investment services. In addition, MBIA-MISC provides portfolio accounting and reporting for state and local governments including school districts. MBIA-MISC is a Securities and Exchange Commission (SEC)-registered investment adviser. The low interest rate environment has had a modest negative impact on revenues causing MBIA-MISC’s operating results to decline 14% over the first quarter of 2002. MBIA-MISC had $11.3 billion in assets under management at March 31, 2003, up 5% from March 31, 2002.

IMC provides customized investments for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provides customized products for funds that are invested as part of asset-backed or structured product issuance. IMC operating results increased 72% from last year’s first quarter. At March 31, 2003, principal and accrued interest outstanding on investment and repurchase agreement obligations and securities sold under agreements to repurchase was $6.7 billion, compared with $6.4 billion at March 31, 2002. Assets supporting these agreements had market values of $6.9 billion and $6.4 billion at March 31, 2003 and March 31, 2002, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

GFL was formed in 2002 as an extension of the Company’s asset management business. GFL raises funds through the issuance of medium-term notes with varying maturities (the “GFL MTN’s), which are in turn guaranteed by MBIA Corp. GFL lends the proceeds of these GFL MTN issuances to the Company (“GFL Loans”). Under an agreement between the Company and MBIA Corp., the Company invests the proceeds of the GFL

(32)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Loans in eligible investments, which consist of sercurities with a minimum Double-A quality (the “GFL Investments”). The GFL Investments are pledged to MBIA Corp. Principal and accrued interest outstanding on medium-term note and investment agreement obligations totaled $1.2 billion at March 31, 2003. Assets supporting these obligations had a market value of $1.4 billion at March 31, 2003 and consisted of high-quality securities with an average credit quality rating of Double-A.

CMC is a SEC-registered investment adviser and National Association of Securities Dealers member firm. CMC specializes in fixed-income management for institutional funds and provides investment management services to IMC’s investment agreement portfolio, GFL’s medium-term note and investment agreement portfolio, MBIA-MISC’s municipal cash management programs and the Company’s insurance and corporate investment portfolios. At March 31, 2003, the market value of CMC’s third-party assets under management was $2.6 billion, compared with $2.5 billion at March 31, 2002. The market value of assets related to the Company’s insurance investment portfolios managed by CMC were $8.5 billion at March 31, 2003, up 14% from March 31, 2002.

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

For the first quarter of 2003, the municipal services operation reported operating income of $52 thousand, compared with operating income of $87 thousand in the first quarter of 2002. Revenues increased by 6% over 2002’s first quarter as a result of an increase in municipal contracts and contingency fee billings. However, expenses increased by 7% over the first quarter of 2002.

(33)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The Company is the majority owner of Capital Asset, which was in the business of acquiring and servicing tax liens. The Company became the majority owner in December 1998 when it acquired the interest of Capital Asset’s founder. MBIA Insurance Corporation (MBIA Corp.) has insured three securitizations of tax liens that were originated and continue to be serviced by Capital Asset. These securitizations were structured through the sale by Capital Asset of substantially all of its tax liens to three off-balance sheet qualifying special purpose vehicles that were established in connection with these securitizations. These qualifying special purpose vehicles are not the MBIA sponsored conduits discussed in the Advisory Fees section of this report and are not included in the consolidation of the MBIA group. In the third quarter of 1999, Capital Asset engaged a specialty servicer of residential mortgages to help manage its business and operations and to assist in administering the portfolios supporting the securitizations insured by MBIA Corp. As of March 31, 2003, the aggregate gross insured amount in connection with these securitizations was approximately $200 million compared with $244 million at March 31, 2002. MBIA Corp. has established case reserves related to these policies based on the amount of redemptive balances of those tax liens underlying such policies that Capital Asset has decided to write off for a variety of reasons. MBIA will continue to evaluate the performance of the tax lien portfolio and establish reserves as and when necessary based on the same methodology. Since the ultimate collectability of tax liens is difficult to estimate, there can be no assurance that the case reserves established to date would be sufficient to cover all future claims under these policies.

In addition, Capital Asset has other contingent liabilities, including potential liabilities in connection with pending litigation in which it is involved. In one case, a class action lawsuit has been filed against MBIA Inc., MBIA Corp. and certain other affiliates of Capital Asset. Plaintiffs claim that a securitization completed by Capital Asset in 1999 was a fraudulent transfer under state law because the tax liens sold to the special purpose vehicle were sold at less than their fair

(34)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

value. Also, plaintiffs claim that the transaction allegedly was done to avoid the effect of an adverse legal ruling against Capital Asset on certain issues. The parties in this litigation, which principally involves the rate of interest that Capital Asset could legally charge on tax and water and sewer liens in Pittsburgh, have signed a settlement agreement. As part of any settlement, Capital Asset may have to refund a portion of the interest collected with respect to the Pittsburgh liens and write down a portion of the remaining accrued interest on the Pittsburgh liens. The amount of the refund or write-down with respect to any lien will depend on a variety of factors. Capital Asset has established reserves in an amount it expects to be sufficient to cover the full amount of any refunds due. The Company does not expect the amount of the write-down of any accrued interest on the Pittsburgh liens to be material.

Corporate

NET INVESTMENT INCOME    Net investment income was up 7% from the first quarter of 2002. This increase is a result of a higher average asset base at the holding company level.

INTEREST EXPENSE    In the first quarter of 2003, the Company incurred $17 million of interest expense compared with $13 million during the first quarter of 2002. The increase is the result of the additional $200 million of debt issued during the third quarter of 2002.

CORPORATE EXPENSES    Corporate expenses are composed primarily of general corporate expenses. Corporate expenses decreased 13% compared with the first quarter of 2002.

Gains and Losses

NET REALIZED GAINS    Net realized gains were $30 million in the first quarter of 2003, consisting of gross realized gains of $38 million and gross realized losses of $8 million. These gains and losses were the result of the Company’s investment portfolio duration shortening strategy. In the first quarter of 2002, net realized losses were

(35)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

$1 million, consisting of gross realized gains of $17 million and gross realized losses of $18 million. The 2002 gains and losses were generated as a result of the ongoing active total return management of the investment portfolio.

CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS    Net unrealized gains were $60 million for the first quarter of 2003 compared to a $12 million unrealized gain in 2002’s first quarter. The mark-to-market change was virtually all attributable to synthetic collateralized debt obligations. MBIA’s valuation of synthetic CDOs is sensitive to changes in credit spreads, and, therefore, the unrealized gain reflects the impact of tighter credit spreads in the investment grade bond market. As part of MBIA’s ongoing efforts to enhance its assessment of market values, the Company expanded its market data sources in the first quarter to avoid undue reliance on any single data vendor. As noted last quarter, the requirement to mark-to-market the Company’s synthetic CDOs can cause significant volatility in its reported results without necessarily providing any additional information regarding the likelihood of future credit losses.

Taxes

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, the tax rate fluctuates from time to time as the Company manages its investment portfolio on a total return basis. The effective tax rate increased from 26.3% for the first quarter of 2002 to 28.7% for the first quarter of 2003.

CAPITAL RESOURCES

The Company carefully manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its Triple-A claims-paying ratings. At March 31, 2003, total claims-paying resources for MBIA Corp. stood at $11.4 billion, a

(36)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

12% increase over March 31, 2002. Components of total claim-paying resources are shown in the following table:

	March 31,		Percent change
In millions	2003	2002	2003 vs. 2002
Capital and surplus	$3,268	$2,864	14%
Contingency reserve	2,289	2,176	5%

Capital base	5,557	5,040	10%
Unearned premium reserve	2,838	2,620	8%
Present value of installment premiums (1)	1,485	1,058	40%

Premium resources	4,323	3,678	18%
Loss and loss adjustment expense reserves	245	245	14%
Standby line of credit/stop loss	1,261	1,261	—
Total claims-paying resources	$11,386	$10,193	12%

(1)	2003 is discounted at 5.6% and 2002 was discounted at 9.0%

Total shareholders’ equity at March 31, 2003 was $5.7 billion, with total long-term borrowings at $1.0 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital. The following table shows the Company’s long-term debt and the ratio used to measure it:

	March 31, 2003	December 31, 2002
Long-term debt (in millions)	$1,036	$1,033
Long-term debt to total capital	15%	16%

In July of 1999, the board of directors authorized the repurchase of 11.25 million shares of common stock of the Company. The Company began the repurchase program in the fourth quarter of 1999. As of March 31, 2003, the Company had repurchased a total of 8.9 million shares at an average price of $40.79 per share.

In addition, the Company has various soft capital facilities, such as letters of credit, stop-loss mechanisms and other equity-based facilities at its disposal, which increase its claims-paying resources.

(37)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

MBIA Corp. has a $700 million standby line of credit facility with a group of major Triple-A-rated banks to provide funds for the payment of claims in excess of the greater of $900 million or 5.0% of average annual debt service with respect to public finance transactions. The agreement is for a seven-year term, which expires on October 31, 2009.

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

In December 2002, $200 million of Money Market Committed Preferred Custodial Trust securities (CPS securities) was issued by four Trusts which were created for the primary purpose of issuing CPS securities, investing the proceeds in high quality commercial paper and providing MBIA Corp. with a put option for selling to the Trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the Trusts will transfer such proceeds to MBIA Corp. in exchange for the preferred stock that will be held by the Trusts. The Trusts are vehicles for providing MBIA Corp. the opportunity to access new capital at its sole discretion through the exercise of the put options. The Trusts are rated AA/Aa2 by Standard and Poor’s and Moody’s, respectively. There was no activity for this facility during the first quarter of 2003. The Company is in the process of establishing an additional $200 million of CPS securities issued by four new Trusts.

(38)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The purpose and structure of this facility are substantially identical to the facility established in December 2002.

From time to time MBIA accesses the capital markets to support the growth of its businesses. In March 2002, MBIA filed Form S-3 with the SEC utilizing a “shelf” registration process. Under this process, the Company may issue up to $400 million of the securities described in the prospectus filed as part of the registration, namely, senior debt securities, subordinated debt securities, preferred stock and common stock of the Company. In August 2002 the Company issued $300 million of 20-year senior notes carrying a coupon rate of 6.4%. Part of the proceeds of these notes were used to redeem the Company’s $100 million 8.2% debentures due October 1, 2022. As of March 31, 2003, $100 million of the shelf registration remained. The Company plans to increase its shelf capacity to $500 million.

LIQUIDITY

Cash flow needs at the parent company level are primarily for dividends to its shareholders and interest payments on its debt. Liquidity and operating cash requirements of the Company are met by its cash flows generated from operations, which were more than adequate in the first quarter of 2003. Management of the Company believes that cash flows from operations will be sufficient to meet the Company’s liquidity and operating cash requirements for the foreseeable future.

Cash requirements have historically been met by upstreaming dividend payments from MBIA Corp., which generates substantial cash flow from premium writings and investment income. In the first three months of 2003, the Company’s operating cash flow totaled $278 million compared with $159 million in the first quarter of 2002. The majority of net cash provided by operating activities is generated from the Company’s insurance operations.

(39)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Under New York State insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In MBIA Corp.’s case, dividends in any 12-month period cannot be greater than 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements. During the first quarter of 2003, MBIA Corp. declared and paid dividends of $60 million to the Company. Based upon the filing of its first quarter 2003 statutory financial statement, MBIA Corp. has dividend capacity of $94 million for the first quarter of 2003 without special regulatory approval. Based on the projected future earnings of MBIA Corp., the Company believes MBIA Corp.’s dividend capacity will continue to be replenished each quarter. Management expects the dividend capacity of MBIA Corp. to be comparable to the current level for the foreseeable future.

The Company has significant liquidity supporting its businesses. At the end of the first quarter of 2003, cash equivalents and short-term investments totaled $1.1 billion. Should significant cash flow reductions occur in any of its businesses, for any combination of reasons, MBIA has additional alternatives for meeting ongoing cash requirements. They include selling or pledging its fixed-income investments in its investment portfolio, tapping existing liquidity facilities and new borrowings.

In addition, the Company has substantial external borrowing capacity. It maintains two short-term bank lines totaling $675 million with a group of highly rated global banks, a $225 million facility with a term of 364 days and a $450 million facility with a four-year term. As of March 31, 2003, there were no balances outstanding under these lines.

The investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At March 31, 2003, the fair value of the consolidated investment portfolio was $17.4 billion, as shown below:

(40)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

	March 31,		Percent Change
In millions	2003	2002	2003 vs. 2002
Insurance operations:
Amortized cost	$8,370	$7,542	11%
Unrealized gain	527	98	438%

Fair value	$8,897	$7,640	16%
Corporate:
Amortized cost	$217	$167	30%
Unrealized gain (loss)	5	(1)	n/a

Fair value	$222	$166	34%
Investment agreements and medium-term notes:
Amortized cost	$7,875	$6,365	24%
Unrealized gain	388	57	581%

Fair value	$8,263	$6,422	29%
Total portfolio at fair value	$17,382	$14,228	22%

Growth in insurance-related investments in the first quarter of 2003 was the result of positive cash flow from operations. The fair value of investments related to the investment agreement and medium-term note businesses increased to $8.3 billion from $6.4 billion at March 31, 2002. This increase was a result of growth in IMC’s investment and repurchase agreement program as well as the new GFL medium-term note program.

The fixed-maturity investment portfolios are considered to be available-for-sale, and the differences between their fair value and amortized cost, net of applicable taxes, are reflected in accumulated other comprehensive income in shareholders’ equity. Fair value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates occurring after a fixed-income security is purchased, although other factors influence fair value, including credit-related actions, supply and demand forces and other market factors. The weighted-average credit quality of the Company’s fixed-income portfolios has been maintained at

(41)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Double-A since its inception. The Company generally intends to hold most of its investments to maturity as part of its risk management strategy. Due to this risk management strategy, the unrealized gain currently recorded in accumulated other comprehensive income in the shareholders’ equity section of the balance sheet will decrease over time as the investments approach maturity. As a result, the Company expects to realize a value substantially equal to amortized cost.

The Company generates significant liquidity from its operations. Because of its risk management policies and procedures, diversification and reinsurance, the Company believes that the occurrence of an event that would significantly adversely affect liquidity is unlikely.

(42)

PART I - FINANCIAL INFORMATION

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the quarter ended March 31, 2003. For additional information on market risk, refer to page 35 of the Company’s 2002 Annual Report, portions of which were filed as Exhibit 13 to the Company’s Form 10-K for the year ended December 31, 2002.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On July 15, 2002 MBIA Insurance Corporation and Subsidiaries (“MBIA Corp.”) and Wells Fargo Bank Minnesota, N.A. (“Wells Fargo”), in its capacity as trustee, jointly filed suit in Delaware federal district court against Royal Indemnity Company (“Royal”) to enforce insurance policies that Royal issued (the “Royal Policies”) to guarantee vocational loans originated by Student Finance Corporation (“SFC”). MBIA Corp. insured eight securitizations, which had a total gross par outstanding of approximately $365 million as of March 31, 2003, that were collateralized by the vocational student loans originated by SFC and guaranteed by Royal. The Royal Policies guarantee the payment of all the principal plus 90 days interest on all of the vocational loans in the securitizations insured by MBIA Corp. and state that “notwithstanding any other provision of (the) policy to the contrary, the right of the beneficiary to receive payment for loss under (the) policy after payment of the initial premium by the insured shall be absolute, irrevocable and unconditional.”

In their complaints, MBIA Corp. and Wells Fargo allege that Royal has committed anticipatory breaches of the Royal Policies. Previously, in June 2002, Royal brought suit against Well Fargo and other parties, not including MBIA Corp., seeking a declaration that it is not obligated to pay on the Royal Policies, and seeking rescission

(43)

of the Royal Policies, on the grounds that SFC, its subsidiaries, and other related parties engaged in fraudulent behavior and/or made negligent misrepresentations regarding the collateralized loans.

To date, claims in the amount of approximately $329 million have been made under the Royal Policies with respect to student loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the Royal Policies with respect to student loans that may default in the future. In the event that Royal does not honor claims under the Royal Policies during the pendency of the litigation, MBIA Corp. will be required to make payments under its policies in respect of scheduled interest and principal on the notes insured under the MBIA Corp. policies. MBIA Corp. expects ultimately to recover from Royal any payments it makes under its policies.

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

Item 6.     Exhibits and Reports on Form 8-K

a)     Exhibits

99.1	Additional Exhibits—MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

99.2	Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 906 Certification

99.3	Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 906 Certification

99.4	Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 302 Certification

99.5	Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 302 Certification

Reports on Form 8-K: The Company filed two reports on Form 8-K during the first quarter of 2003. On February 3, 2003, referencing a paper entitled “Key MBIA Economic Drivers, Long Term Objectives, Past Experience and Future Assumptions.” On February 27, 2003, the Company announced the reinstatement of its share repurchase program.

(44)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC.

Registrant

Date: May 15, 2003	/S/ NEIL G. BUDNICK

Neil G. Budnick
Chief Financial Officer

Date: May 15, 2003	/S/ DOUGLAS C. HAMILTON

Douglas C. Hamilton
Controller
(Principal Accounting Officer)

(45)