Form 10-Q
period 2003-06-30
MBIA INC
filed 2003-08-14
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

OR

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

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

As of August 4, 2003  there were outstanding 144,930,776 shares of Common Stock, par value $1 per share, of the registrant.

(2)

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands except per share amounts)

	June 30, 2003	December 31, 2002

Assets
Investments:
Fixed-maturity securities held as available-for-sale at fair value (amortized cost $7,710,958 and $7,555,978)	$8,402,450	$8,093,650
Short-term investments, at amortized cost (which approximates fair value)	834,976	687,238
Other investments	269,605	212,673

	9,507,031	8,993,561
Investment agreement and medium-term note portfolios held as available-for-sale at fair value (amortized cost $7,546,332 and $7,080,870)	8,019,458	7,433,615
Investment agreement portfolio pledged as collateral at fair value (amortized cost $853,404 and $646,287)	898,075	667,854
Conduit investments held-to-maturity, at amortized cost	1,417,079	—

Total investments	19,841,643	17,095,030

Cash and cash equivalents	127,004	83,218
Accrued investment income	222,856	215,265
Deferred acquisition costs	310,278	302,222
Prepaid reinsurance premiums	528,013	521,641
Reinsurance recoverable on unpaid losses	42,030	43,828
Goodwill	90,041	90,041
Property and equipment, at cost (less accumulated depreciation of $93,513 and $86,135)	124,923	128,441
Receivable for investments sold	368,968	91,767
Derivative assets	188,313	191,755
Other assets	101,337	88,893

Total assets	$21,945,406	$18,852,101

Liabilities and Shareholders’ Equity
Liabilities:
Deferred premium revenue	$2,920,240	$2,755,046
Loss and loss adjustment expense reserves	525,860	573,275
Investment agreement and medium-term note obligations	7,604,564	7,230,562
Securities sold under agreements to repurchase	764,441	539,561
Conduit debt obligations	1,416,398	—
Short-term debt	13,597	—
Long-term debt	1,032,883	1,033,070
Current income taxes	46,795	17,648
Deferred income taxes	589,347	471,534
Deferred fee revenue	23,090	24,838
Payable for investments purchased	380,174	58,436
Derivative liabilities	218,620	309,749
Other liabilities	336,735	345,031

Total liabilities	15,872,744	13,358,750

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding -- none	—	—
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares -- 153,068,399 and 152,555,034	153,068	152,555
Additional paid-in capital	1,266,280	1,239,313
Retained earnings	4,278,726	3,895,112
Accumulated other comprehensive income, net of deferred income tax provision of $402,010 and $294,160	764,009	541,250
Unallocated ESOP shares	(3)	(653)
Unearned compensation--restricted stock	(15,468)	(12,646)
Treasury stock, at cost -- 9,146,281 and 7,781,213 shares	(373,950)	(321,580)

Total shareholders’ equity	6,072,662	5,493,351

Total liabilities and shareholders’ equity	$21,945,406	$18,852,101

The accompanying notes are an integral part of the consolidated financial statements.

(3)

MBIA INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands except per share amounts)

	Three months ended June 30		Six months ended June 30

	2003	2002	2003	2002

Insurance
Revenues:
Gross premiums written	$327,094	$205,812	$615,241	$392,584
Ceded premiums	(55,571)	(36,155)	(119,690)	(88,470)

Net premiums written	271,523	169,657	495,551	304,114
Scheduled premiums earned	151,588	124,582	292,241	249,068
Refunding premiums earned	34,083	13,187	54,610	27,739

Premiums earned (net of ceded premiums of $62,014, $43,093, $118,320 and $80,253)	185,671	137,769	346,851	276,807
Net investment income	107,728	108,370	214,149	214,569
Advisory fees	17,342	12,255	30,644	19,344

Total insurance revenues	310,741	258,394	591,644	510,720
Expenses:
Losses and LAE incurred	18,192	14,950	35,070	29,888
Amortization of deferred acquisition costs	14,619	11,022	27,401	22,145
Operating	29,318	22,080	52,961	42,292

Total insurance expenses	62,129	48,052	115,432	94,325
Insurance income	248,612	210,342	476,212	416,395

Investment management services
Revenues	26,368	25,727	55,608	55,578
Expenses	16,274	14,730	32,073	29,708

Investment management services income	10,094	10,997	23,535	25,870

Municipal services
Revenues	7,419	5,908	13,461	11,599
Expenses	7,292	5,802	13,282	11,406

Municipal services income	127	106	179	193

Corporate
Net investment income	2,208	2,043	4,581	4,260
Interest expense	16,932	12,956	33,881	25,790
Corporate expenses	3,384	3,056	7,047	7,261

Corporate loss	(18,108)	(13,969)	(36,347)	(28,791)

Gains and losses
Net realized gains (losses)	20,822	439	50,979	(397)
Change in fair value of derivative instruments	43,132	(14,530)	103,341	(2,663)

Net gains and losses	63,954	(14,091)	154,320	(3,060)

Income before income taxes	304,679	193,385	617,899	410,607
Provision for income taxes	86,825	50,798	176,719	107,908

Income before cumulative effect of accounting change	217,854	142,587	441,180	302,699
Cumulative effect of accounting change	—	—	—	(7,731)

Net income	$217,854	$142,587	$441,180	$294,968

Income before cumulative effect of accounting change per common share:
Basic	$1.52	$0.97	$3.07	$2.05
Diluted	$1.51	$0.96	$3.04	$2.03

Net income per common share:
Basic	$1.52	$0.97	$3.07	$2.00
Diluted	$1.51	$0.96	$3.04	$1.98

Weighted-average common shares outstanding:
Basic	143,132,545	147,568,448	143,584,818	147,809,271
Diluted	144,628,641	148,761,391	144,999,949	149,033,999

Total Revenues	410,690	277,981	819,614	579,097
Total Expenses	106,011	84,596	201,715	168,490

The accompanying notes are an integral part of the consolidated financial statements.

(4)

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the six months ended June 30, 2003

(In thousands except per share amounts)
					Accumulated Other Comprehensive Income (Loss)
							Unearned Compensation- Restricted Stock
						Unallocated ESOP Shares				Total Shareholders’ Equity
			Additional Paid-in Capital
	Common Stock			Retained Earnings				Treasury Stock

	Shares	Amount						Shares	Amount

Balance, January 1, 2003	152,555	$152,555	$1,239,313	$3,895,112	$541,250	$(653)	$(12,646)	(7,781)	$(321,580)	$5,493,351
Comprehensive income:
Net income	—	—	—	441,180	—	—	—	—	—	441,180
Other comprehensive income:
Change in unrealized appreciation of investments net of change in deferred income taxes of $112,846	—	—	—	—	211,084	—	—	—	—	211,084
Change in fair value of derivative instruments net of change in deferred income taxes of $(4,996)	—	—	—	—	(9,279)	—	—	—	—	(9,279)
Change in foreign currency translation	—	—	—	—	20,954	—	—	—	—	20,954

Other comprehensive income										222,759

Comprehensive income										663,939

Treasury shares acquired	—	—	—	—	—	—	—	(1,365)	(52,370)	(52,370)
Allocation of ESOP shares	—	—	(2)	—	—	650	—	—	—	648
Stock-based compensation	513	513	29,731	—	—	—	(2,822)	—	—	27,422
Capital contribution	—	—	46	—	—	—	—	—	—	46
Capital issuance costs	—	—	(2,808)	—	—	—	—	—	—	(2,808)
Dividends (declared per common share $0.400, paid per common share $0.370)	—	—	—	(57,566)	—	—	—	—	—	(57,566)

Balance, June 30, 2003	153,068	$153,068	$1,266,280	$4,278,726	$764,009	$(3)	$(15,468)	(9,146)	$(373,950)	$6,072,662

2003

Disclosure of reclassification amount:
Unrealized appreciation of investments arising during the period, net of taxes	$183,795
Reclassification adjustment, net of taxes	27,289

Net unrealized appreciation, net of taxes	$211,084

The accompanying notes are an integral part of the consolidated financial statements.

(5)

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended June 30

	2003	2002

Cash flows from operating activities:
Net income	$441,180	$294,968
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in accrued investment income	(7,591)	(15,795)
Increase in deferred acquisition costs	(8,056)	(9,510)
Increase in prepaid reinsurance premiums	(6,372)	(3,265)
Increase in deferred premium revenue	155,073	30,572
(Decrease) increase in loss and loss adjustment expense reserves, net	(45,617)	7,549
Depreciation	7,378	7,106
Amortization of bond discount, net	12,559	8,200
Net realized (gains) losses on sale of investments	(50,979)	397
Current income tax provision (benefit)	29,147	(52,820)
Deferred income tax provision	9,287	4,084
Fair value of derivative instruments	(103,341)	2,663
Stock option compensation	13,238	11,844
Cumulative effect of accounting changes, net	—	7,731
Other, net	18,420	(31,996)

Total adjustments to net income	23,146	(33,240)

Net cash provided by operating activities	464,326	261,728

Cash flows from investing activities:
Purchase of fixed-maturity securities, net of payable for investments purchased	(7,322,547)	(7,707,393)
Sale of fixed-maturity securities, net of receivable for investments sold	5,970,806	7,409,750
Redemption of fixed-maturity securities, net of receivable for investments redeemed	1,083,237	233,651
Sale (purchase) of short-term investments	10,914	(63,007)
(Purchase) sale of other investments	(34,149)	22,749
Purchases for investment agreement and medium-term note portfolios, net of payable for investments purchased	(5,428,289)	(2,991,244)
Sales for investment agreement and medium-term note portfolios, net of receivable for investments sold	4,798,387	2,679,505
Purchase of conduit investments	(1,417,079)	—
Capital expenditures	(4,107)	(10,775)
Disposal of capital assets	586	141

Net cash used by investing activities	(2,342,241)	(426,623)

Cash flows from financing activities:
Net repayment from retirement of short-term debt	—	(26,300)
Net proceeds from issuance of short-term debt	13,597	—
Net proceeds from issuance of conduit debt obligations	1,416,398	—
Dividends paid	(53,394)	(47,247)
Purchase of treasury stock	(52,370)	(95,872)
Proceeds from issuance of investment agreement and medium-term note obligations	2,200,747	1,489,755
Payments for drawdowns of investment agreement and medium-term note obligations	(1,833,348)	(1,568,834)
Securities sold under agreements to repurchase, net	224,880	383,629
Capital issuance costs	(2,808)	—
Exercise of stock options	7,999	15,531

Net cash provided by financing activities	1,921,701	150,662

Net increase (decrease) in cash and cash equivalents	43,786	(14,233)
Cash and cash equivalents - beginning of period	83,218	115,040

Cash and cash equivalents - end of period	$127,004	$100,807

Supplemental cash flow disclosures:
Income taxes paid	$136,576	$153,362
Interest paid:
Investment agreement and medium-term note	$131,883	$149,153
Long-term debt	34,942	29,587

The accompanying notes are an integral part of the consolidated financial statements.

(6)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.          Basis of Presentation

             The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (GAAP).  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2002 for MBIA Inc. and Subsidiaries (the Company).  The accompanying consolidated financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations.  The results of operations for the six months ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.  The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.  The consolidated financial statements include the accounts of MBIA Inc., its wholly owned subsidiaries and other entities required to be consolidated under GAAP.  All significant intercompany balances have been eliminated.  Business segment results are presented gross of intersegment transactions, which are not material to each segment.

2.          Dividends Declared

             Dividends declared by the Company during the six months ended June 30, 2003 were $57.6 million.

3.          Recent Accounting Pronouncements

             On December 31, 2002 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which is effective for companies with fiscal years ending after December 15, 2002 and was adopted by the Company as of January 1, 2002.  This statement amends SFAS 123, “Accounting for Stock-Based Compensation.”  SFAS 148 provides three alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based compensation.  The Prospective Method, originally required under SFAS 123, requires that expense be recognized in the year of adoption only for grants made in that year. In subsequent years, expense is recognized for the current year’s grant and for grants made in the years since adoption.  Years prior to adoption are not restated.  The Modified Prospective Method requires that stock options be expensed as if SFAS 123 had been adopted as of January 1, 1995. Thus, the fair value of any options vesting in the current year that were granted subsequent to January 1, 1995 will be included in expense.  However, restatement of prior years is not required.  The Retroactive Restatement Method is identical to the Modified Prospective Method in that the fair value of all options vesting in the current year for grants made after January 1, 1995

(7)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

is included in expense.  However, this method also requires that all periods presented in the financial statements be restated to reflect stock option expense.  Restatement of periods prior to those presented is permitted but not required.

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

             Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS 123.  Under the Modified Prospective Method of adoption selected by the Company under the provisions of SFAS 148, compensation cost recognized in 2002 and thereafter is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. Employee stock compensation expense for the six months ended June 30, 2003 and 2002 was $13.2 million and $11.8 million, respectively.

             The fair value of employee stock options is estimated at the date of grant using the Black-Scholes option pricing model.  The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

             In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 outlines certain accounting guidelines, effective for fiscal years beginning after December 15, 2002, from which the Company’s insurance transactions and derivative contracts are excluded.  In addition, FIN 45 expands the disclosures required by a guarantor in its interim and annual financial statements regarding obligations under certain guarantees.  These disclosure requirements were effective for the year ended December 31, 2002.   The Company’s financial position and results of operations did not change as a result of the adoption of FIN 45.

             In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” as an interpretation of Accounting Research Bulletin No. (ARB) 51, “Consolidated Financial Statements.”  FIN 46 addresses consolidation of variable interest entities (VIEs) by business enterprises.  An entity is considered a VIE subject to consolidation if the equity investment at risk is not sufficient to

(8)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements(Continued)

permit the entity to finance its activities without additional subordinated financial support or if the equity investors lack one of three characteristics of a controlling financial interest.  First, the equity investors lack the ability to make decisions about the entity’s activities through voting rights or similar rights.  Second, they do not bear the obligation to absorb the expected losses of the entity if they occur.  Lastly, they do not claim the right to receive expected returns of the entity if they occur which is the compensation for the risk of absorbing the expected losses.

MBIA has determined that the conduits it administers, Triple-A One Funding Corp., Meridian Funding Company, LLC, Polaris Funding Company, LLC, and Hemispheres Funding Corp. (the Conduits), fall within the scope of FIN 46 and, therefore, will be consolidated into the accounts of the Company in the third quarter of 2003 in accordance with the implementation provisions of the interpretation.   As a result of the consolidation of these Conduits, MBIA will include on its balance sheet the gross assets and liabilities of each Conduit, which consist primarily of various types of investments and medium and short-term debt, and to include on its income statement the gross operating income and expense of the Conduits. Under relevant accounting principles that apply to consolidated entities, MBIA will eliminate appropriate intercompany transactions with the Conduits from its balance sheet and income statement. MBIA does not expect its net income to change materially as a result of the consolidation of the Conduits due to the inconsequential level of residual profits of these entities, excluding unrealized gains or losses from derivative instruments.

The Conduits enter into derivative instruments primarily as a hedge against interest rate and currency risks.  It is expected that any change in the market value of the derivative instruments will be offset by a change in the market value of the hedged assets or liabilities, therefore, having little to no effect on MBIA’s consolidated income statement.  However, any change in the market value of derivative instruments that are not accounted for as hedges under SFAS 133 will be recorded as unrealized gains or losses in MBIA’s consolidated income statement.

MBIA does not expect the consolidation to change its liquidity requirements, since Triple-A One Funding Corp., an MBIA administered multi-seller commercial paper Conduit, has independently entered into liquidity agreements with third-party providers and since the assets and liabilities of the other Conduits are structured on a match-funded basis. In addition, MBIA does not expect the consolidation to affect any of its credit ratings or statutory capital requirements. Each of the transactions funded through the Conduits has been reviewed by the rating agencies, and MBIA’s guarantees of the underlying investments and/or liabilities of the Conduits have always been included in MBIA’s reported exposure. Lastly, the consolidation of the Conduits will have no adverse effect on MBIA Insurance Corporation’s (MBIA Corp.) ability or capacity to declare dividends to MBIA Inc.

(9)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements(Continued)

In May 2003, the Company sponsored the formation of Toll Road Funding, Plc. (TRF), a public company limited by shares and incorporated in Ireland under the Irish Companies Act.  TRF was established to acquire a loan participation related to the financing of an Italian toll road and, at June 30, 2003, had $1.4 billion of debt outstanding.  Assets supporting the repayment of the debt were comprised of the loan participation and high-quality, liquid investments.  TRF is a variable interest entity, of which MBIA is the primary beneficiary.  Therefore, while MBIA does not have a direct ownership interest in TRF, it is consolidated in the financial statements of the Company in accordance with FIN 46.

4.          Goodwill

             Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Prior to 2002, goodwill attributed to the acquisition of MBIA Corp. and MBIA Municipal Investors Service Corporation (MBIA-MISC) was amortized using the straight-line method over 25 years. Goodwill attributed to the acquisition of MBIA Illinois was amortized according to the recognition of future profits from its deferred premium revenue and installment premiums, except for a minor portion attributed to state licenses, which was amortized using the straight-line method over 25 years. Goodwill attributed to the acquisition of all other subsidiaries was amortized using the straight-line method over 15 years.

             Effective January 1, 2002 the Company adopted SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”.  SFAS 141, which supercedes APB 16, “Business Combinations,” requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and provides specific criteria for initial recognition of intangible assets apart from goodwill.  SFAS 142, which supercedes APB 17, “Intangible Assets,” requires that goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually.  The impairment testing is aimed at determining the amount, if any, by which the carrying value of a reporting unit exceeds its fair value.  Other intangible assets are amortized over their useful lives.

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

(10)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

(11)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5.          Net Income per Common Share

             The following are the components of the basic and diluted earnings per share for the second quarter and first six months of 2003 and 2002:

	2nd Quarter		Year-to-Date

(In thousands except per share amounts)	2003	2002	2003	2002

Net income per share information:
Net income	$217,854	$142,587	$441,180	$294,968
Diluted weighted-average shares:
Basic weighted average shares outstanding	143,133	147,568	143,585	147,809
Effect of stock options	1,496	1,139	1,415	1,171
Unallocated ESOP shares	—	54	—	54

Diluted weighted-average shares	144,629	148,761	145,000	149,034
Basic EPS	$1.52	$0.97	$3.07	$2.00
Diluted EPS	$1.51	$0.96	$3.04	$1.98

As of June 30, 2003 and June 30, 2002, there were 7,814,928 and 4,562,157 stock options outstanding, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

(12)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

The quarterly report of MBIA Inc. (MBIA or the Company) includes statements that are not historical or current facts and are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “anticipate,” “project,” “plan,” “expect,” “intend,” “will likely result,” “looking forward” or “will continue,” and similar expressions identify forward-looking statements.  These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  MBIA cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates.  The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

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

The Company posted significant growth in its global financial guarantee franchise, especially in the global public finance business where the low interest rate environment and increased stress on municipal budgets continued to drive the increase in new issuance.  The investment management operations also reported significant growth in its fixed-income businesses, although this was offset by declining results in its equity-oriented investment management business.  Looking forward, the Company believes it is well positioned to take advantage of favorable growth prospects both inside and outside of the United States (U.S.) in all of its businesses, with the exception of its equity-oriented investment management business provided the turbulence in the US equity markets continues.

Consolidation of Conduits
MBIA has determined that the conduits it administers, Triple-A One Funding Corp., Meridian Funding Company, LLC, Polaris Funding Company, LLC, and Hemispheres Funding Corp. (the Conduits), fall within the scope of FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” and, therefore, will be consolidated into the accounts of the Company in the third quarter of 2003 in accordance with the implementation provisions of the interpretation.   As a result of the consolidation of these Conduits, MBIA will include on its balance sheet the gross assets and liabilities of each Conduit, which consist primarily of various types of investments and medium and short-term debt, and to include on its income statement the gross operating income and expense of the Conduits. Under relevant accounting principles that apply to consolidated entities, MBIA will eliminate appropriate intercompany transactions with the Conduits from its balance sheet and income statement. MBIA does not expect its net income to change materially as a result of the consolidation of the Conduits due to the inconsequential level of residual profits of these entities, excluding unrealized gains or losses from derivative instruments.

The Conduits enter into derivative instruments primarily as a hedge against interest rate and currency risks.  It is expected that any change in the market value of the derivative instruments will be offset by a change in the market value of the hedged assets or liabilities, therefore, having little to no effect on MBIA’s consolidated income statement.  However, any change in the market value of derivative instruments that are not accounted for as hedges under SFAS 133 will be recorded as unrealized gains or losses in MBIA’s consolidated income statement.

MBIA does not expect the consolidation to change its liquidity requirements, since Triple-A One Funding Corp., an MBIA administered multi-seller commercial paper Conduit, has independently entered into liquidity agreements with third-party providers and since the assets and liabilities of the other Conduits are structured on a match-funded basis. In addition, MBIA does not expect the consolidation to affect any of its credit ratings or statutory capital requirements. Each of the transactions funded through the Conduits has been reviewed by the rating agencies, and MBIA’s guarantees of the underlying investments

(14)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

and/or liabilities of the Conduits have been included in MBIA’s reported exposure. Lastly, the consolidation of the Conduits will have no adverse affect on MBIA Insurance Corporation’s (MBIA Corp.) ability or capacity to declare dividends to MBIA Inc.

It is MBIA’s policy to obtain a shadow rating from both Moody’s and Standard & Poor’s for each new transaction prior to the execution of such transactions in the Conduits.  A shadow rating is the implied rating for the transaction without giving consideration to the MBIA guarantee. All transactions currently funded in the Conduits were shadow-rated at least investment grade by both Moody’s and S&P prior to funding. The weighted average shadow rating for transactions currently funded in the Conduits was A by S&P and A2 by Moody’s at the time such transactions were funded in the Conduits. MBIA estimates that the weighted average shadow rating of the Conduit transactions was A- by S&P and A3 by Moody’s as of June 30, 2003.

As a result of having to adhere to MBIA’s general underwriting standards and criteria, Conduit transactions have, in general, the same underlying shadow ratings that similar non-conduit transactions guaranteed by MBIA have at the time they are closed. Like all credits underwritten by MBIA, the shadow ratings on Conduit transactions may be downgraded by either one or both rating agencies after they are closed. In general, the underlying shadow ratings on Conduit transactions have been downgraded no more frequently than similar non-conduit transactions guaranteed by MBIA.

In May 2003, the Company sponsored the formation of Toll Road Funding, Plc. (TRF), a public company limited by shares and incorporated in Ireland under the Irish Companies Act.  TRF was established to acquire a loan participation related to the financing of an Italian toll road and, at June 30, 2003, had $1.4 billion of debt outstanding.  Assets supporting the repayment of the debt were comprised of the loan participation and high-quality, liquid investments.  TRF is a variable interest entity, which MBIA is the primary beneficiary of.  Therefore, while MBIA does not have a direct ownership interest in TRF, it is consolidated in the financial statements of the Company in accordance with FIN 46.

RESULTS OF OPERATIONS

Summary of Consolidated Results
The following chart presents highlights of the Company’s consolidated financial results for the three months and six months ended June 30, 2003 and 2002.  Items listed under “Effect on net income” are items that management commonly identifies for the readers of its financial statements because they are the result of changes in accounting standards, a by-product of the Company’s operations or due to general market conditions beyond the control of the Company.

(15)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

	2nd Quarter		Year-to-Date

In millions except per share amounts	2003	2002	2003	2002

Revenues:
Insurance	$311	$258	$592	$511
Investment management	26	26	56	56
Municipal services	7	6	13	12
Other	24	3	56	3
Change in fair value of derivative instruments	43	(15)	103	(3)

Total revenues	411	278	820	579
Expenses:
Insurance	62	48	115	94
Investment management	16	15	32	30
Municipal services	7	6	13	12
Other	21	15	42	32

Total expenses	106	84	202	168
Net income	$218	$143	$441	$295

Net income per share information:*
Net income	$1.51	$0.96	$3.04	$1.98
Effect on net income:
Cumulative effect of accounting change for goodwill	—	—	—	$(0.05)
Realized gains	$0.14	$0.11	$0.32	$0.19
Realized losses	$(0.05)	$(0.11)	$(0.09)	$(0.19)

Net realized gains	$0.09	—	$0.23	—

Change in fair value of derivative instruments	$0.19	$(0.06)	$0.46	$(0.01)
Accelerated premium earned from refunded issues	$0.14	$0.05	$0.23	$0.11

*All per share calculations are diluted.

In the second quarter of 2003, consolidated revenues were $411 million compared with $278 million in the second quarter of 2002, a 48% increase.  This increase in consolidated revenues was primarily due to a $53 million, or 20%, increase in insurance revenues, which represents 76% of total revenues.  The increase also reflects a $20 million increase in net realized gains and a $58 million increase in unrealized gains on the mark-to-market of derivative instruments.  Consolidated expenses for the second quarter of 2003 were $106 million compared with $84 million in the second quarter of 2002, a 25% increase.  This increase was due to a 29% increase in insurance expenses, a 10% increase in expenses from the investment management services segment and a 27% increase in expenses from the corporate segment.

Consolidated revenues for the six months ended June 30, 2003 totaled $820 million compared with $579 million in the first half of 2002, a 42% increase.  An $81 million increase in insurance revenues, a $51 million increase in net realized gains and a $106 million increase in unrealized gains on the mark-to-market of derivative instruments drove the increase in consolidated revenues. Consolidated expenses for the first six months of 2003 were $202 million compared with $168 million

(16)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

in the first half of 2002, a 20% increase.  The insurance segment contributed heavily to this increase with a 22% increase in insurance expenses.

Net income for the three months and six months ended June 30, 2003 increased 53% and 50%, respectively, over the same periods in 2002 while net income per share for the same periods increased 57% and 54%, respectively.  The difference between the growth in net income and the growth in net income per share was the result of common stock repurchases by the Company.  The increase in net income for the second quarter of 2003 over the second quarter of 2002 was due to a $38 million, or 18%, increase in pre-tax income from insurance operations, a $20 million increase in pre-tax net realized gains and $58 million of additional unrealized gains from the change in fair value of derivative instruments as required by Statement of Financial Accounting Standards No. (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities.”  Similarly, on a year to date basis the increase in net income was due to an increase in pre-tax insurance income of $60 million or 14%, $51 million of additional pre-tax net realized gains and an increase of $106 million of unrealized gains on the change in fair value of derivative instruments.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  However, the Company, the investor community, equity analysts and rating agencies analyze the Company’s profitability and intrinsic value using various measures that are not in accordance with GAAP.  In order to assist all groups in understanding the Company’s results, MBIA also provides other useful non-GAAP financial measures.  The non-GAAP performance measurements used are “adjusted direct premium” (ADP), “adjusted book value per share” (ABV), “book value per share excluding SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS 133 mark-to-market adjustments (BV excluding MTM) and “operating return on equity” (operating ROE).  Management views these supplemental measures as additional meaningful ways to assess the Company’s performance and its intrinsic value.  These measures are considered by management to be relevant indicators of the trends in MBIA’s business operations.  The definition of these non-GAAP performance measurements and the reason management views these measures as meaningful is provided in the following paragraphs.

ADP consists of both upfront premiums written and the present value of estimated future installment premiums for business written in the current year.  ADP excludes installment premiums received in the current year on policies closed in prior years and any premiums assumed or ceded.  Management believes ADP is a meaningful measure of the total value of the insurance business written as it represents the present value of all premiums collected and expected to be collected on policies closed during the applicable period.  Effective in the first quarter of 2003, the Company changed the discount rate used in the calculation of ADP from a fixed 9% to the discount rate historically used by the Company for establishing case reserves on a present value basis.  The discount rate will now vary each quarter and will be equal

(17)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

to the weighted average yield on the Company’s investment portfolio from the prior quarter, which is more reflective of the current interest rate environment.  The rates for the first quarter and second quarter of 2003, based on the investment portfolio yields at December 31, 2002 and March 31, 2003, were 5.6% and 5.3%, respectively.  For a discussion of ADP, see the Insurance Operations section of this report.

ABV is defined as GAAP book value plus the after-tax effects of net deferred premium revenue less deferred acquisition costs, the present value of installment premiums, the unrealized gains or losses on investment contract liabilities and a provision for loss and loss adjustment expenses.  Effective in the first quarter of 2003, the Company adjusted its definition of ABV to include a 12% provision for losses on deferred premium revenue, prepaid reinsurance premium and the present value of installment premiums.  The Company believes this more conservative definition of ABV properly reflects the fact that when these future revenue streams are recognized as earned premium, the Company will provide for losses based on its loss reserving methodology.  Deferred premium revenue (net of prepaid reinsurance premiums, the present value of installment premiums and the provision for losses) represents on-balance sheet and off-balance sheet amounts that will or are expected to be included in book value in future periods.  Here also, the Company now uses the same discount rate when calculating the present value of installment premiums component of ABV as it uses when calculating its case loss reserves and ADP, namely 5.6% for the first quarter and 5.3% for the second quarter.  The unrealized gains or losses on the Company’s investment contract liabilities represent the mark-to-market effect on the investment agreement liabilities that offsets the effect of the mark-to-market on the investment agreement assets.  Management believes the presentation of adjusted book value, which includes items that will not be realized until future periods, provides additional information that gives a comprehensive measure of the value of the Company.

BV excluding MTM is the Company’s GAAP book value excluding the effects of recording market value changes required by SFAS 115 on the Company’s investments and by SFAS 133 on its derivative instruments.  Management believes growth in BV excluding MTM is important because it measures growth driven by operations, unaffected by the unrealized market value changes of investments and derivatives.

Operating ROE is calculated based on the following formula. The numerator is equal to the Company’s rolling twelve-months of net income less the net income effects of accounting changes, net realized gains or losses and the change in fair value of derivative instruments.  The denominator is equal to the average book value excluding the effects of market value changes required by SFAS 115 and SFAS 133 over the preceding twelve months.  Management believes operating ROE is useful because it is an additional measure of growth driven by operations, unaffected by the unrealized market value changes of investments and derivatives.  GAAP reported ROE differs from operating ROE in that it includes the net income effect of accounting changes and the effect of

(18)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

all realized and unrealized gains or losses on net income and book value.

The following table shows the reconciliation from GAAP book value per share to non-GAAP adjusted book value per share.

			June 30, 2002		Percent Change 2003 vs. 2002
	June 30, 2003

Book value		$42.19		$34.55	22%
After-tax value of:
Deferred premium revenue	13.18		11.49
Prepaid reinsurance premiums	(2.38)		(2.25)
Deferred acquisition costs	(1.40)		(1.29)

Net deferred premium revenue		9.40		7.95	18%
Present value of installment premiums (1)		7.14		5.03	42%
Unrealized gain (loss) on investment contract liabilities		(1.14)		0.12	n/a
Loss provision (2)		(2.15)		—	n/a

Adjusted book value		$55.44		$47.65	16%

(1) The second quarter 2003 is discounted at 5.3% while 2002 was discounted at 9.0%.

(2) The loss provision is calculated by applying 12% to the following items on an after-tax basis: (a) deferred premium revenue; (b) prepaid reinsurance premiums; and, (c) the present value of installment premiums.

The Company’s book value at June 30, 2003 was $42.19 per share, up 22% from $34.55 at June 30, 2002.  The increase was largely driven by income from operations and the increase in the unrealized appreciation on the Company’s investment portfolio.  Adjusted book value per share was $55.44 at June 30, 2003, a 16% increase from June 30, 2002.  The lower growth rate in ABV was caused by the slower growth in net deferred premium revenue compared with the overall growth rate of book value, as well as the inclusion of a loss provision in the calculation of ABV.

BV excluding MTM grew 13% to $36.99 from $32.62 at June 30, 2002.  The Company’s long-term target growth range of 12-15% for BV excluding MTM and ABV remains unchanged. However, the Company’s decision in 2002 to shorten the duration of its investment portfolio will likely dampen growth in BV excluding MTM and ABV in the near term.

Operating ROE was 13.2% at June 30, 2003 and 13.3% at June 30, 2002.  Although business underwritten over the past four years should generate returns in excess of the Company’s long-term goal of a 15% operating ROE, several factors produced results in the 13% range over the last three years.  First, MBIA decided to let capital increase faster than the amount needed to support insured exposure during the current portion of the credit cycle.  Second, the lower returns on business underwritten in older years are negatively impacting current operating ROE. Lastly, the current low investment yields and to a lesser extent the duration shortening of the investment portfolio have also lowered

(19)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

the Company’s operating ROE.  GAAP reported ROE was 13.0% and 12.7% at June 30, 2003 and June 30, 2002, respectively.  While reported ROE was impacted by the same factors as operating ROE, the growth from June 30, 2002 resulted from an increase in realized and unrealized gains.

Insurance Operations
Second quarter 2003 revenues from the insurance segment totaled $311 million compared with $258 million for the second quarter of 2002, a 20% increase.  This growth was driven by a 35% increase in premiums earned and a 42% increase in advisory fee revenues.  Net scheduled premiums earned, which exclude refundings, increased 22% to $152 million in the second quarter of 2003 versus the second quarter of 2002.

Insurance segment revenues for the six months ended June 30, 2003 increased to $592 million, up 16% from the six months ended June 30, 2002.  A 25% increase in premiums earned and a 58% increase in advisory fees contributed to this revenue growth.  Net scheduled premiums earned increased $43 million or 17%.

MBIA evaluates the premium rates it receives for insurance guarantees through the use of internal and external rating agency quantitative models.  These models assess the Company’s premium rates and return on capital results on a risk-adjusted basis.  In addition, the Company uses market research data to evaluate pricing levels across the financial guarantee industry for comparable risks. The Company’s 2003 pricing levels indicate continued positive trends in overall portfolio profitability, and the Company believes the pricing of its insurance products produces results that meet its long-term return on capital targets.

Insurance expenses, which consist of loss and loss adjustment expenses, amortization of deferred acquisition costs and operating expenses, increased 29% in the second quarter of 2003 and 22% for the six months ended June 30, 2003.  The growth rates in all three insurance expense categories are in line with the increase in insurance revenues.  Gross insurance expenses for the three months and six months ended June 30, 2003 increased 24% and 21%, respectively.  These increases primarily resulted from the growth in premium taxes due to higher direct premiums written and additional expenses related to TRF.

The Company’s ADP, gross premiums written (GPW), net premiums written (NPW) and scheduled earned premiums for the second quarter and first six months of 2003 and 2002 are presented in the following table:

(20)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

					Percent Change

					2nd Quarter	Year-to-date

	2nd Quarter		Year-to-date		2003 vs. 2002	2003 vs. 2002

(In millions)	2003	2002	2003	2002

Premiums written:
ADP	$369	$305	$612	$460	21%	33%
GPW	$327	$206	$615	$392	59%	57%
NPW	$272	$170	$496	$304	60%	63%
Scheduled premiums earned	$152	$125	$292	$249	22%	17%

Despite a difficult credit environment, strong global demand for MBIA’s guarantees helped drive the growth in ADP.  ADP increased 21% to $369 million in the second quarter of 2003 from $305 million in the second quarter of 2002.  ADP in the global public finance business experienced growth of 151% while the global structured finance business experienced a decline of 40% caused largely by a decline in U.S business.

For the six months ended June 30, 2003 ADP grew 33% over the first six months of 2002.  Global public finance experienced a 109% increase over the prior year due to strong production from both domestic and international operations compared to minimal production in the first half of 2002 outside the United States.  Global structured finance ADP declined 23% due to a sharp drop in U.S. business, which offset strong international operations.  The Company was selective in insuring mortgage and asset-backed transactions due to unattractive market pricing and credit terms in those sectors.

The following table shows the reconciliation from ADP to GPW.

					Percent Change

					2nd Quarter	Year-to-date

	2nd Quarter		Year-to-date		2003 vs. 2002	2003 vs. 2002

(In millions)	2003	2002	2003	2002

Adjusted direct premiums	$369	$305	$612	$460	21%	33%
Adjusted premiums assumed	26	—	32	6	100%	421%
Present value of estimated future installment premiums (1)	(202)	(200)	(300)	(292)	1%	3%
Gross installment premiums received	134	101	271	218	32%	24%

Gross premiums written	$327	$206	$615	$392	59%	57%

(1)	The first and second quarters of 2003 were discounted at 5.6% and 5.3%, respectively, while 2002 was discounted at 9.0%.

The Company estimates the present value of its projected future installment premiums on outstanding policies to be $1.6 billion at June 30, 2003, compared with $1.1 billion at June 30, 2002, an increase of

(21)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

39%.  As previously discussed, the Company changed the discount rate used in calculating the present value of its installment premium stream.  The rates for the first and second quarters of 2003 were 5.6% and 5.3%, respectively, and will vary from quarter to quarter based on the weighted average yield of the Company’s investment portfolio for the  previous quarter.  The future installment stream is based on the Company’s current estimate.  The policies upon which the future installment stream is based are subject to early redemptions and prepayments, and there can be no assurance that the installments ultimately collected will equal the Company’s current estimate.

GPW reflects premiums received and accrued for the period and does not include the present value of future cash receipts expected from installment premium policies originated during the year.  GPW for the three months ended June 30, 2003 was $327 million, up 59% over the same period in 2002, reflecting a 131% increase in the global public finance business which showed strong growth both in the U.S. and outside of the U.S.  Global structured finance business GPW decreased by 3%.  For the six months ended June 30, 2003 GPW increased 57% largely due to the 106% growth in global public finance and by a smaller 9% increase in global structured finance.

NPW, which is net of premiums ceded to reinsurers, increased 60% in the second quarter of 2003 to $272 million from $170 million in the same period of 2002.  Premiums ceded to reinsurers from all insurance operations were $56 million and $36 million for the three months ended June 30, 2003 and 2002, respectively.   For the first six months of 2003, NPW increased 63% over the first six months of 2002.  Premiums ceded to reinsurers amounted to $120 million and $88 million for the first six months of 2003 and 2002, respectively.  The larger increase in NPW relative to GPW relates to the slightly lower cession rates for both the second quarter and first half of 2003 over 2002.

GLOBAL PUBLIC FINANCE MARKET  MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are shown in the following table:

					Percent Change

					2nd Quarter	Year-to-date

	2nd Quarter		Year-to-date		2003 vs. 2002	2003 vs. 2002
Global Public Finance
(In millions)	2003	2002	2003	2002

Premiums written:
ADP	$246	$98	$409	$196	151%	109%
GPW	$220	$95	$398	$193	131%	106%
NPW	$195	$90	$344	$164	117%	110%
Scheduled premiums earned	$72	$59	$136	$119	20%	15%

Global public finance issuance remained high in the first half of 2003, largely driven by the low interest rate environment and increased stress on municipal budgets.  Issuance in the U.S. public finance

(22)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

market measured by par value increased by 18% over 2002’s second quarter and 21% over 2002’s first half.  Robust refunding activity fueled this growth and, measured by par value, was up 5% for the second quarter of 2003 and 26% for the first half of 2003 as lower interest rates continued to prevail.

In the second quarter of 2003, ADP for MBIA’s global public finance business increased 151% over the second quarter of 2002 with non-U.S. ADP increasing 372% and U.S. ADP increasing 136%.  For the six months ended June 30, 2003 global public finance ADP increased 109% attributable to 88% growth in the U.S and 518% growth outside the U.S.  U.S. ADP still accounted for the majority of the total public finance business as 88% of ADP originated in the U.S. in the second quarter of 2003, and 85% of ADP originated in the U.S. in the first half of 2003.  The credit quality of global public finance business written remained high.  Insured credits rated A or above before the Company’s guarantee accounted for 91% of 2003’s first half global public finance business compared with 93% in the comparable period in 2002.  At June 30, 2003, 82% of the outstanding global public finance book of business was rated A or above before insurance.

Global public finance GPW increased 131% over the second quarter of 2002.  This increase was made up of a 121% increase in business written in the U.S. and a 241% increase in public finance business written outside of the U.S.  NPW was up 117% representing an increase in both U.S. and non-U.S. business.  The higher increase in GPW versus NPW relates to the higher cession rate in the second quarter of 2003 over the second quarter of 2002.   The increase in global public finance GPW for the six months ended June 30, 2003 was 106% comprised of a 97% increase in the U.S. and a 172% increase outside of the U.S.  NPW increased 110% with increases both in the U.S. and outside the U.S.  The higher increase in NPW relative to GPW is due to a decrease in the cession rate from the prior year.

In the second quarter of 2003, global public finance scheduled earned premiums increased 20% to $72 million from $59 million in the second quarter of 2002.  This increase was resulted from a 19% increase in upfront business, with increases both inside and outside of the U.S.  For the first half of 2003, global public finance scheduled earned premiums increased 15% to $136 million from $119 million in the first half of 2002 again largely due to an increase in upfront premiums both inside the U.S. and outside the U.S.

Refunded premiums earned increased 158% for the second quarter and 97% for the first half compared with the same periods of 2002, reflecting the lower interest rate environment. When a MBIA-insured bond issue is refunded or retired early, the related deferred premium revenue is earned immediately.  The level of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rates of the bond issue, the issuer’s desire or ability to modify bond covenants and applicable regulations under the Internal Revenue Code.

(23)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

GLOBAL STRUCTURED FINANCE MARKET  Details regarding MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are shown in the following table:

					Percent Change

					2nd Quarter	Year-to-date

	2nd Quarter		Year-to-date		2003 vs. 2002	2003 vs. 2002
Global Structured Finance
(In millions)	2003	2002	2003	2002

Premiums written:
ADP	$123	$207	$203	$264	(40)%	(23)%
GPW	$107	$111	$217	$199	(3)%	9%
NPW	$77	$80	$152	$140	(4)%	8%
Scheduled premiums earned	$80	$66	$156	$130	23%	20%

Global structured finance worldwide securitization volume for the first half of 2003 increased 27% over the first half of 2002 due to robust growth in the mortgage-backed securities market.  In the U.S. asset-backed and mortgage-backed securities markets, overall volume increased 31% while insured volume dropped 40%.

MBIA’s global structured finance ADP was down 40% in the second quarter of 2003 compared with the second quarter of 2002 and down 23% for the first half of 2003 compared to the first half of 2002.  The declines were due to a sharp drop in U.S. business as the Company was very selective in insuring mortgage and consumer asset-backed transactions due to their overall unattractive pricing and credit terms.  Overall, global structured finance insured business rated A or above before the Company’s guarantee totaled 60% in the first half of 2003, down from 71% in the first half of 2002.  The decline in credit quality was a result of the Company insuring fewer highly-rated collateralized debt obligations.  At June 30, 2003, 70% of the global structured finance book of business was rated A or above before insurance, up from 64% at June 30, 2002.

Global structured finance GPW decreased 3% in the second quarter of 2003, to $107 million from $111 million in the second quarter of last year. GPW within the U.S. decreased by 1%, while non-U.S. business decreased by 7%.  Global structured finance GPW increased 9% for the first half of 2003 compared to the first half of 2002.  GPW in the U.S. increased 10% while GPW outside the U.S. increased 8%.  In the second quarter of 2003, installments received from business written in prior periods continued to grow.  Cession rates remained relatively flat from the prior year.

In the second quarter of 2003, global structured finance scheduled net earned premiums of $80 million increased 23% over the second quarter of last year.  This increase was primarily due to a 26% increase in business outside of the U.S. and by a 22% increase in premiums earned from U.S. business.  For the six months ended June 30, 2003 global structured finance scheduled net earned premiums increased 20% to $156 million from $130 million for the six months ended June 30, 2002.

(24)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Business in the U.S. increased 18% while business outside the US increased 27%.

CREDIT QUALITY Throughout the financial guarantee industry, there are a variety of approaches used by companies to assess the underlying credit risk profile of their insured portfolios.  In addition to its own internal ratings system, MBIA relies upon third party rating sources in the analysis of credit quality measures of its insured portfolio.  In evaluating credit risk, the Company obtains, when available, the underlying rating of the insured obligation, before the benefit of its insurance policy, from nationally recognized rating agencies (Moody’s Investors Service, Standard and Poor’s and Fitch Ratings).  All references to insured credit quality distributions reflect the underlying rating levels from these third party sources.  Other companies within the financial guarantee industry may reference credit quality information based upon internal ratings that would not be comparable to MBIA’s presentation.

The credit quality of business insured during 2003 remained high as insured credits rated A or above before MBIA’s guarantee were 82%, up slightly from 79% in 2002.  At June 30, 2003, over 77% of the Company’s outstanding book of business was rated A or above before MBIA’s guarantee, up slightly from 75% at June 30, 2002.

INVESTMENT INCOME The Company’s insurance-related net investment income, excluding net realized gains, remained flat at $108 million and $214 million for the three months and six months ended June 30, 2003, respectively. The continuing low-yield environment and the shortening of the duration of the investment portfolio offset positive growth in investment income, despite a 9% growth in the average invested asset base at amortized cost from June 30, 2002.  After-tax net investment income decreased by 3% in the second quarter and 2% in the first half of 2003, as the portfolio has shifted to taxable investments with a shorter duration.

ADVISORY FEES The Company collects advisory fees in connection with certain transactions, including its administration of certain third-party-owned variable interest entities (MBIA sponsored conduits).  Depending upon the type of fee received, the fee is either earned when it is due or deferred and earned over the life of the related transaction.  Work, waiver and consent, termination, administrative and management fees are earned when due.  Structuring fees are earned on a straight-line basis over the life of the related transaction and commitment fees are earned over the period of the commitment contract.  In the second quarter of 2003, advisory fee revenues increased 42% to $17 million, up from $12 million in the second quarter of 2002.  For the first half of 2003 advisory fee revenues increased 58% from $19 million in the first half of 2002 to $31 million in the first half of 2003.  MBIA sponsored conduit administration fees represented approximately 11% of total advisory fee revenues in the second quarter compared with 21% in the second quarter of 2002.  MBIA sponsored conduit administration fees represented approximately 13% of total advisory fee revenues in the first half of 2003 compared with 23% in the first half of 2002. The large increase in advisory fees in the

(25)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

second quarter is the result of the Company’s emphasis on work fees for increasingly complex insurance transactions and fees related to the activities of the Company’s Insured Portfolio Management Department.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE)  The Company maintains a loss and LAE reserve based on its estimate of identified and unallocated losses on its insured obligations.  The Company establishes both loss and loss adjustment expense reserves to cover unallocated losses on its insured portfolio and specific case basis reserves with respect to actual and potential losses under specific insurance policies. The unallocated loss and loss adjustment expense reserves and specific case basis reserves are established by the Company’s Loss Reserve Committee, which is comprised of members of senior management.

Unallocated loss reserves are adjusted on a quarterly basis by using a formula that applies a “loss factor” (determined as set forth below) to the Company’s earned premiums for such quarter. The Loss Reserve Committee determines the appropriate loss factor for each year based on (i) a loss reserving study that assesses the mix of the Company’s insured portfolio and the latest industry data, including historical bond default and recovery experience, for the relevant sectors of the fixed income market, (ii) rating agency studies of bond defaults and (iii) other relevant market factors.

When a case basis reserve is established, MBIA reclassifies the required amount from its unallocated loss reserve to its case basis loss reserve. Therefore, although MBIA accrues an unallocated loss reserve by applying a loss factor to earned premium, available unallocated loss reserves will be directly impacted by case basis reserves established in the same period.

MBIA establishes new case basis reserves with respect to an insurance policy when its Loss Reserve Committee determines that (i) a claim has been made or is likely to be made in the future with respect to such policy and (ii) the amount of the ultimate loss that MBIA will incur under such policy can be reasonably estimated. The amount of the case basis reserve with respect to any policy is based on the net present value of the expected ultimate losses and loss adjustment expense payments that the Company expects to pay with respect to such policy, net of expected recoveries under salvage and subrogation rights. The amount of the expected loss is discounted based on a discount rate equal to the actual yield of the Company’s fixed-income portfolio at the end of the preceding fiscal quarter. Various variables are taken into account in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and credit worthiness of the underlying issuer of the insured obligations, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligations, the projected cash flow or market value of any assets that support the insured obligation and the historical and projected loss rates on such assets. Factors that may affect the actual ultimate realized losses for any line of business include the state of the economy, changes in interest rates, rates of

(26)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of  Financial Condition and Results of Operations

inflation and the salvage values of specific collateral. MBIA believes that reasonably likely changes in any of these factors are not likely to have a material impact on its recorded level of reserves, financial results or financial position, or liquidity.

The following table shows the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves at the end of the second quarters of 2003 and 2002, as well as its loss provision and loss ratios for the first six months of 2003 and 2002:

	June 30,		Percent Change

In millions	2003	2002	2003 vs. 2002

Case-specific:
Gross	$235	$254	(8)%
Reinsurance recoverable on unpaid losses	42	40	5%

Net case reserves	193	214	(10)%
Unallocated	291	277	5%

Net loss and LAE reserves	$484	$491	(1)%
Losses incurred	$35	$30	17%

Loss ratio:
GAAP	10.1%	10.8%
Statutory	9.6%	11.1%

The increase in losses incurred in the first half of 2003 was a direct result of additional growth in net premiums earned.

Loss ratios are calculated by dividing losses incurred by net premiums earned and are a measurement of the Company’s underwriting performance.  The statutory loss ratio only includes case losses incurred, while the GAAP ratio includes case losses incurred and a provision for unallocated losses.

MBIA’s Insured Portfolio Management Division (IPM) is responsible for monitoring MBIA insured issues. The level and frequency of MBIA’s monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If IPM identifies concerns with respect to the performance of an insured issue it may designate such insured issue as “Caution List-Low,” “Caution List-Medium” or “Caution List-High.” The designation of any insured issue as “Caution List-Medium” or “Caution List-High” is based on the nature and extent of these concerns and requires that an increased monitoring and, if needed, a remediation plan be implemented for the related insured issue. In the event that MBIA determines that it expects to pay a claim with respect to an insured issue, it establishes a case basis reserve for that insured issue. As of June 30, 2003, MBIA had 16 insured issues, with an aggregate outstanding net insured par of approximately $828 million, in respect of which it had case basis reserves for expected future claims.

RISK MANAGEMENT AND LOSS RESERVES  The Company incurred $18 million in loss and loss adjustments in the second quarter of 2003, a 22% increase

(27)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of  Financial Condition and Results of Operations

compared with $15 million in the second quarter of 2002.  For the six months ended June, 30 2003 the Company incurred $35 million in loss and loss adjustment expenses, a 17% increase compared with $30 million for the first half of 2002. The increases were the result of growth in scheduled earned premiums, which is the basis of the Company’s loss reserving formula. Total case-incurred activity was $15 million for the second quarter of 2003 and $28 million for the six months ended June 30, 2003, which primarily included additional case reserves for MBIA’s guaranteed tax lien portfolios and Allegheny Health, Education and Research Foundation (AHERF) accretion.

In an effort to mitigate losses, MBIA is regularly involved in the ongoing remediations of credits that may involve, among other things, waivers or renegotiations of financial covenants or triggers, waivers of contractual provisions, the granting of consents, and the taking of various other remedial actions. The nature of any remedial action is based on the type of the insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, MBIA is able to improve its security position and to obtain concessions from the issuer of the insured bonds. Since it commenced operations, the Company has restructured only three insured bond issues, with an aggregate insured par amount of $345 million, two of which involved the extension of the term of the insured bonds by three and eight years. In no case was the principal amount of the insured bond issue increased or decreased or the interest rate reduced.  The restructuring of an insured issue will generally not affect the amount of the Company’s case basis reserves established for the restructured issue, if any, except if as a result of such restructuring the Company’s estimate of the amount of its ultimate loss for such policy changes. MBIA has a case basis reserve with respect to one of the insured issues that it has restructured.

Trenwick America Corporation (Trenwick) defaulted on payment of principal of its $75 million of senior notes that were due April 1, 2003, of which MBIA insured $55 million. MBIA paid the principal and interest due on April 1, and pursuant to an agreement that extended the maturity of the notes for an additional 120 days, Trenwick reimbursed MBIA for the accrued interest through April 1, 2003. MBIA is working closely with Trenwick’s management and regulatory authorities to ensure the orderly run-off of the underlying insurance operations. Although MBIA has established a case loss reserve for this insured obligation, it currently expects that it will ultimately recover the majority of the amounts it paid under the policy.

Regarding MBIA’s consumer-backed portfolio, the Company has transferred the servicing on the auto loan securitizations it insured for Union Acceptance Corporation (UAC). UAC announced in April that it sold its servicing platform and the rights to service its securitized receivables to Systems & Service Technologies, Inc., a subsidiary of J.P. Morgan Chase. The servicing transfer transaction was approved by MBIA and strengthens MBIA’s security through cross-collateralization of the 17 outstanding transactions. The Company has $935 million of net

(28)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of  Financial Condition and Results of Operations

par exposure to UAC securitizations, which is expected to run off over the next six years.

In the case of two credit card securitizations insured for the Spiegel Group, a payout event has occurred and, as a result, all collections, after payment of expenses and servicing fees, are being used to pay down the MBIA-insured notes. The Office of the Comptroller of the Currency has required First Consumers National Bank, the servicer for the transactions, to resign as servicer by June 30, 2003. MBIA has transferred the transaction to a successor servicer. As previously announced, MBIA increased the amount of credit enhancement in the insured transactions as a result of the settlement agreement with Spiegel in May 2002. The Company has $787 million of net par exposure to the Spiegel Credit Card Master Note Trust, which is expected to amortize over the next four years. MBIA does not expect any losses on this exposure at this time.

The airport sector has sustained significant stress from a combination of events, including the September 11th tragedy, the Iraqi war, the three-year economic downturn and the new SARS epidemic. As of June 30, 2003, MBIA’s global airport exposure was $18.3 billion, which is 4% of the Company’s total net par outstanding. The Company continues to monitor this sector closely, but to date is satisfied that airports around the world seem to be adjusting appropriately to the financial implications of reduced traffic levels.

In the second quarter of 2003, UICI notified MBIA that they had discovered a shortfall in the type and amount of collateral supporting two securitized student loan financing facilities, as well as a failure to comply with reporting obligations under the financing documents of several student loan securitizations sponsored by its wholly-owned subsidiary, Academic Management Services (AMS).  MBIA insured four securitizations, which were largely backed by government guaranteed student loans.  The Company’s aggregate insured net exposure associated with these transactions is $1.1 billion and its gross exposure is $1.2 billion.  UICI as part of its agreement with MBIA, announced that it would correct collateral deficiencies with a $270 million asset infusion.  Due to the remedial actions taken by UICI, the Company does not anticipate any losses on its insured transactions.

(29)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of  Financial Condition and Results of Operations

REINSURANCE Reinsurance enables the Company to cede exposure and comply with its single risk and credit guidelines.  The rating agencies continuously review reinsurers providing coverage to the financial guarantee industry.  Some of MBIA’s reinsurers have been downgraded, and others remain under review.  As of December 31, 2002, reinsurers rated Double-A and above represented 90% of MBIA’s ceded par.  As a result of downgrades during 2003, this percentage as of June 30, 2003 was 66%.  When a reinsurer is downgraded, less capital credit is given to MBIA under rating agency models.  The reduced capital credit has not and is not expected to have a material adverse effect on the Company.  The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including the downgrade of the reinsurers.  The Company remains liable on a primary basis for all reinsured risks, and although the Company believes that its reinsurers remain capable of meeting any potential obligation, there can be no assurance that the reinsurers will be able to meet these obligations.

The Company is currently in discussions with several reinsurers regarding the potential reassumption of the business ceded to those reinsurers.  In addition, MBIA launched several initiatives aimed at increasing its financial flexibility and Triple-A reinsurance capacity, including the investment of $25 million in RAM Reinsurance Company, a Triple-A rated financial guarantee reinsurer located in Bermuda.  The Company’s investment, among other things, enabled RAM Reinsurance Company to maintain its Triple-A rating.  MBIA is also working with other potential investors on the possible formation of a new financial guarantee reinsurance company.

As of June 30, 2003, the aggregate amount of insured par ceded by MBIA to reinsurers was approximately $109 billion. The following table shows the percentage ceded to, and reinsurance recoverables from, reinsurers by Standard & Poor’s rating levels.

Reinsurers’ Standard & Poor’s Rating Range	Percent of Total Par Ceded	Reinsurance Recoverable (in thousands)

AAA	31.77%	$11,691
AA	34.04%	24,016
A	19.32%	20
BBB	.10%	325
Non-Investment Grade	.29%	—
Not Currently Rated	14.48%	5,978

Total	100%	$42,030

Two reinsurers within the AAA rating category represent approximately 27.57% of total par ceded by MBIA; two reinsurers within the AA rating category represent approximately 28.79% of total par ceded by MBIA; and two reinsurers within the A rating category represent approximately 19.31% of total par ceded by MBIA.

(30)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of  Financial Condition and Results of Operations

POLICY ACQUISITION COSTS AND OPERATING EXPENSES  Expenses related to the production of the Company’s insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned.  Due to the long-term nature of MBIA’s insurance policies, deferred acquisition costs and unearned premium reserves are tracked by underwriting year. If an insured bond issue is refunded and the related premium is earned early, the associated acquisition costs previously deferred are also recognized early.

MBIA will recognize a premium deficiency if the sum of expected loss and loss adjustment expenses, maintenance costs and unamortized policy acquisition costs exceed the related unearned premiums. If MBIA were to have a premium deficiency that is greater than unamortized acquisition costs, the unamortized acquisition costs would be reduced by a charge to expense, and a liability (if necessary) would be established for any remaining deficiency.  Although GAAP permits the anticipation of investment income when determining a premium deficiency, MBIA currently does not include this in making its determination.

The Company’s policy acquisition costs, operating expenses and total insurance operating expenses, as well as related expense ratios, are shown below:

					Percent Change

					2nd Quarter	Year-to- date

	2nd Quarter		Year-to-date		2003 vs. 2002	2003 vs. 2002

In millions	2003	2002	2003	2002

Gross expenses	$65	$52	$120	$99	24%	21%

Amortization of deferred acquisition costs	$15	$11	$27	$22	33%	24%
Operating expenses	29	22	53	42	33%	25%

Total insurance operating expenses	$44	$33	$80	$64	33%	25%
Expense ratio:
GAAP	23.7%	24.0%	23.2%	23.3%
Statutory	13.6%	19.8%	12.8%	21.3%

In the second quarter of 2003, the amortization of deferred acquisition costs increased 33% over the second quarter of 2002, while for the first six months of 2003, the amortization of deferred acquisition costs increased to $27 million, up $5 million from the first half of 2002. These increases are consistent with the associated rise in net premiums earned. The ratio of policy acquisition costs, net of deferrals, to earned premiums has remained steady at 8% in the second quarters and first six months of 2003 and 2002.  In 2003, there continued to be a decline in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums.

(31)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of  Financial Condition and Results of Operations

Operating expenses increased 33% from $22 million in the second  quarter of 2002 to $29 million in the second quarter of 2003.  For the first six months of 2003 operating expenses were $53 million, up 25%, from $42 million in the first half of 2002.  New business activity,  non-recurring expenses in the second quarter of 2003 to establish TRF and an increase in premium taxes all contributed to higher expenses in 2003.

Financial guarantee insurance companies use the statutory expense ratio (expenses before deferrals divided by net premiums written) as a measure of expense management.  The Company’s second quarter 2003 statutory expense ratio of 13.6% is below the second quarter 2002 ratio of 19.8%.  For the first half of 2003, the statutory expense ratio was 12.8%, well below the 20% Company goal and the 21.3% reported for the first six months of 2002.  This decrease is largely due to the increase in net premiums written and the increase in ceding commissions.

The GAAP expense ratio of 23.7% for 2003’s second quarter has remained consistent with 2002’s second quarter ratio of 24.0%.  The expense ratio for the first six months of 2003 and 2002 was also consistent at 23.2% and 23.3%, respectively.  The increase in operating expenses described above was offset by the increase in net premiums earned.

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

Since 1998, the asset management businesses have had solid performances.  However, 2002 proved to be a challenging year as the business suffered from a further weakening in the equity markets and, to a lesser extent, the low interest rate environment.  Equity markets continued to negatively impact revenue during the first half of 2003, while the fixed income business showed promising results. For the first six months of 2003 and 2002, consolidated revenues remained flat at $56 million.  Expenses for the first six months of 2003 were up 8% to $32 million from $30 million in 2002.  Despite a solid performance in the fixed income business, pre-tax operating income for the first half of 2003 decreased 9% to $24 million.  In the second quarter of 2003 revenues showed slight improvement, up 2% from the second quarter of 2002 to $26 million, while second quarter 2003 expenses were $16 million, up 10% from the second quarter of 2002.

Assets under management at June 30, 2003 were $36.2 billion, 2% above the level at June 30, 2002.  Fixed-income assets increased 14%, while equity assets decreased 48%.  The following table summarizes the consolidated investment management results and assets under management:

(32)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of  Financial Condition and Results of Operations

					Percent Change

					2nd Quarter	Year-to- date

	2nd Quarter		Year-to-date		2003 vs. 2002	2003 vs. 2002

In millions	2003	2002	2003	2002

Revenues	$26	$26	$56	$56	2%	—
Expenses	16	15	32	30	10%	8%

Operating income	$10	$11	$24	$26	(8)%	(9)%
Ending asset under management:
Fixed-income			$32,580	$28,527		14%
Equities			3,590	6,881		(48)%

Total			$36,170	$35,408		2%

The following provides a summary of each of the asset management businesses:

1838 is a full-service asset management firm with an institutional focus.  It manages equity, fixed-income and balanced portfolios for a client base comprised of municipalities, endowments, foundations, corporate employee benefit plans and high-net-worth individuals. 1838’s results were significantly impacted by the continued weakening of the equity markets. Assets under management at June 30, 2003 were $4.3 billion, a decline of 45% from $7.8 billion at June 30, 2002.

MBIA-MISC provides investment management programs including pooled investment products, customized asset management and bond proceeds investment services. In addition, MBIA-MISC provides portfolio accounting and reporting for state and local governments including school districts. MBIA-MISC is a Securities and Exchange Commission (SEC)-registered investment adviser.  MBIA-MISC had $10.8 billion in assets under management at June 30, 2003, up 6% from June 30, 2002. While assets under management have increased, the low interest rate environment has had a negative impact on revenues.

IMC provides customized investments for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements.  It also provides customized products for funds that are invested as part of asset-backed or structured product issuance.  At June 30, 2003, principal and accrued interest outstanding on investment and repurchase agreement obligations and securities sold under agreements to repurchase was $6.8 billion, compared with $6.9 billion at June 30, 2002.  Assets supporting these agreements had market values of $7.1 billion and $7.2 billion at June 30, 2003 and June 30, 2002, respectively.  These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

(33)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of  Financial Condition and Results of Operations

GFL was formed in 2002 as an extension of the Company’s asset management business.  GFL raises funds through the issuance of medium-term notes with varying maturities (the GFL MTN’s), which are in turn guaranteed by MBIA Insurance Corporation (MBIA Corp.).  GFL lends the proceeds of these GFL MTN issuances to the Company (GFL Loans).  Under an agreement between the Company and MBIA Corp., the Company invests the proceeds of the GFL Loans in eligible investments (the GFL Investments), which consist of securities with a minimum Double-A quality.  The GFL Investments are pledged to MBIA Corp.  Principal and accrued interest outstanding on medium-term note and investment agreement obligations totaled $1.6 billion at June 30, 2003.  Assets supporting these obligations had a market value of $1.8 billion at June 30, 2003 and consisted of high-quality securities with an average credit quality rating of Double-A.

CMC is a SEC-registered investment adviser and National Association of Securities Dealers member firm.  CMC specializes in fixed-income management for institutional funds and provides investment management services to IMC’s investment agreement portfolio, GFL’s medium-term note and investment agreement portfolio, MBIA-MISC’s municipal cash management programs and the Company’s insurance and corporate investment portfolios.  At June 30, 2003, the market value of CMC’s third-party assets under management was $2.9 billion, compared with $2.3 billion at June 30, 2002.  The market value of assets related to the Company’s insurance and corporate investment portfolios managed by CMC were $9.3 billion at June 30, 2003, up 17% from  $8.0 billion June 30, 2002.

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

In the second quarter of 2003, MBIA MuniServices reported operating income of $127 thousand, compared with operating income of $106 thousand in the second quarter of 2002. For the first six months of 2003 operating income was $179 thousand, down slightly from the $193 thousand reported in the first half of last year.  Revenues and expense grew at an equal pace, 26% over 2002’s second quarter and 16% over the first six months of 2002. Municipal contracts and contingency fee billings were the main drivers behind the increase in municipal service revenues.

MBIA MuniServices Company is the majority owner of Capital Asset, which was in the business of acquiring and servicing tax liens.  The Company became the majority owner in December 1998 when it acquired the interest of Capital Asset’s founder.  MBIA Corp. has insured three securitizations of tax liens that were originated and continue to be serviced by Capital Asset.  These securitizations were structured through the sale by Capital Asset of substantially all of its tax liens

(34)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of  Financial Condition and Results of Operations

to three off-balance sheet qualifying special purpose vehicles that were established in connection with these securitizations.  These qualifying special purpose vehicles are not the MBIA sponsored conduits discussed in other sections of this report and are not included in the consolidated accounts of MBIA.  In the third quarter of 1999, Capital Asset engaged a specialty servicer of residential mortgages to help manage its business and operations and to assist in administering the portfolios supporting the securitizations insured by MBIA Corp.  As of June 30, 2003, the aggregate gross insured amount in connection with these securitizations was approximately $195 million compared with $228 million at June 30, 2002.  MBIA Corp. has established case reserves related to these policies based on the amount of redemptive balances of those tax liens underlying such policies that Capital Asset has decided to write off for a variety of reasons.  MBIA will continue to evaluate the performance of the tax lien portfolio and establish reserves when necessary based on the same methodology.  Since the ultimate collectibility of tax liens is difficult to estimate, there can be no assurance that the case reserves established to date would be sufficient to cover all future claims under these policies.

In addition, Capital Asset has other contingent liabilities, including potential liabilities in connection with pending litigation in which it is involved. The class action lawsuit that had been filed against MBIA Inc., MBIA Corp. and certain other affiliates of Capital Asset that principally involved the rate of interest that Capital Asset could legally charge on tax and water and sewer liens in Pittsburgh has been settled.  As part of the settlement, Capital Asset has to refund a portion of the interest collected with respect to the Pittsburgh liens and write down a portion of the remaining accrued interest on the Pittsburgh liens.  Capital Asset has established reserves in an amount it expects to be sufficient to cover the full amount of any refunds due.  The Company does not expect the amount of the write-down of any accrued interest on the Pittsburgh liens to be material.

Corporate
NET INVESTMENT INCOME  Net investment income was up 8% on a quarter over quarter and year over year basis. The increase resulted from a  higher average asset base at the holding company level.

INTEREST EXPENSE  Interest expense increased to $17 million in 2003’s second quarter, up from $13 million in the same period last year.  For the six months ended June 30, 2003 interest expense was $34 million compared with $26 million for the first half of 2002. The increase resulted from an additional $200 million of debt issued during the third quarter of 2002.

CORPORATE EXPENSES  Corporate expenses increased 11% compared with the second quarter of 2002, but decreased 3% when comparing the first six months of 2003 to 2002’s first half.  In 2003, corporate expenses benefited $2 million in the second quarter and $4 million in the first half, due to a reallocation of expenses among MBIA’s business units.  This benefit was offset by higher legal, auditing, consulting and severance expenses.

(35)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Gains and Losses
NET REALIZED GAINS  Net realized gains of $21 million in the second quarter of 2003 consisted of gross realized gains of $32 million and gross realized losses of $11 million.  In the second quarter of 2002, net realized losses were $439 thousand, consisting of gross realized gains of $25.3 million and realized losses of $24.9 million.  For the first six months of 2003, net realized gains totaled $51 million compared with a $397 thousand net realized loss for the first half of 2002.  The increase in net realized gains in 2003 primarily resulted from the Company’s investment portfolio duration shortening strategy.  Overall, the gains and losses generated reflect the active management of the Company’s investment portfolio.

CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS  Net unrealized gains were $43 million for the second quarter of 2003 compared with a $15 million net unrealized loss in 2002’s second quarter.  For the first six months of 2003, net unrealized gains were $103 million versus a net loss of $3 million for the same period last year.  This change was primarily attributable to the Company’s insured synthetic collateralized debt obligation (“CDO”) portfolio. MBIA’s valuation of synthetic CDOs is sensitive to changes in credit spreads, and, therefore, the unrealized gain reflects the impact of tighter credit spreads in the investment grade bond market in the first half of 2003. As noted in previous quarters, the requirement to mark-to-market the Company’s synthetic CDOs can cause significant volatility in its reported results without necessarily providing any additional information regarding the likelihood of future credit losses.  As previously reported, the Company added an additional third-party data source in the first quarter of 2003 to avoid undue reliance on any single data vendor, as well as to enhance its assessment of market values.

Taxes
MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments.  However, the tax rate fluctuates from time to time as the Company manages its investment portfolio on a total return basis.  The effective tax rate increased from 26.3% for the second quarter of 2002 to 28.5% for the second quarter of 2003.  For the first six months of 2002 and 2003 the effective tax rate was 26.3% and 28.6%, respectively.

CAPITAL RESOURCES

The Company carefully manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its Triple-A claims-paying ratings.  At June 30, 2003, total claims-paying resources for MBIA Corp. stood at $11.9 billion, an 8% increase over December 31, 2002.  Components of total claims-paying resources are shown in the following table:

(36)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

In millions	June 30, 2003	December 31, 2002	Percent change 2003 vs. 2002

Capital and surplus	$3,382	$3,158	7%
Contingency reserve	2,322	2,277	2%

Capital base	5,704	5,435	5%
Unearned premium reserve	2,954	2,774	6%
Present value of installment premiums (1)	1,580	1,300	22%

Premium resources	4,534	4,074	11%
Loss and loss adjustment expense reserves	192	245	(21)%
Standby line of credit/stop loss	1,461	1,261	16%

Total claims-paying resources	$11,891	$11,015	8%

(1)	The first and second quarters of 2003 were discounted at 5.6% and 5.3%, respectively, while 2002 was discounted at 9.0%

Total shareholders’ equity at June 30, 2003 was $6.1 billion, with total long-term borrowings at $1.0 billion.  The Company uses debt financing to lower its overall cost of capital.  MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital.  The following table shows the Company’s long-term debt and the ratio used to measure it:

	June 30, 2003	December 31, 2002

Long-term debt (in millions)	$1,033	$1,033
Long-term debt to total capital	15%	16%

In July of 1999, the board of directors authorized the repurchase of 11.25 million shares of common stock of the Company.  The Company began the repurchase program in the fourth quarter of 1999.  As of June 30, 2003, the Company had repurchased a total of 9.1 million shares at an average price of $40.91 per share.

In addition, the Company has various soft capital facilities, such as lines of credit, stop-loss mechanisms and other equity-based facilities at its disposal, which increase its claims-paying resources.

MBIA Corp. has a $700 million standby line of credit facility with a group of major Triple-A rated banks to provide funds for the payment of claims in excess of the greater of $900 million or 5% of average annual debt service with respect to public finance transactions.  The agreement is for a seven-year term, which expires on October 31, 2009.

MBIA Corp. also maintains $211 million of stop loss reinsurance coverage with a group of highly rated reinsurers. This facility covers losses relating to the global structured finance portfolio in force as of December 31, 2002 that are incurred during a 7-year period beginning January 1, 2002 and are in excess of an annually recalculated attachment point ($1.01 billion for 2002 and $1.15 billion for 2003).  In addition, MBIA Inc. maintains two 10-year facilities maturing in

(37)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

2011 and 2012 for $100 million and $50 million, respectively. These facilities, with two highly rated reinsurers, allow the Company to issue subordinated securities and can be drawn upon if MBIA incurs cumulative losses (net of any recoveries) above an annually adjusted attachment point. This attachment point was $1.65 billion in 2002 and is $1.76 billion in 2003.

In May 2003, an additional $200 million of Money Market Committed Preferred Custodial Trust securities (CPS securities) were issued by four Trusts which were created for the primary purpose of issuing CPS securities and investing the proceeds in high quality commercial paper or short-term U.S. government obligations.  MBIA Corp. has a put option to sell to the Trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the Trusts will transfer the proceeds to MBIA Corp. in exchange for the preferred stock that will be held by the Trusts.  The Trusts are vehicles for providing MBIA Corp. the opportunity to access capital at its sole discretion through the exercise of the put options.  The Trusts are rated AA/Aa2 by Standard and Poor’s and Moody’s, respectively. The purpose and structure of this facility are substantially identical to the CPS facility established in December 2002.  In December 2002, the Company issued $200 million of CPS securities through four trusts, and with the May 2003 issuance, MBIA Corp’s total CPS facilities increased from $200 million to $400 million. To date, MBIA Corp. has not exercised its put options under any of these arrangements.

From time to time MBIA accesses the capital markets to support the growth of its businesses.  In March 2002, MBIA filed Form S-3 with the SEC utilizing a “shelf” registration process.  Under this process, the Company may issue up to $400 million of the securities described in the prospectus filed as part of the registration, namely, senior debt securities, subordinated debt securities, preferred stock and common stock of the Company. In August 2002, the Company issued $300 million of 20-year senior notes carrying a coupon rate of 6.4%.  Part of the proceeds of these notes were used to redeem the Company’s $100 million 8.2% debentures due October 1, 2022.  As of June 30, 2003, $100 million of the shelf registration remained.  In June 2003, MBIA filed a new shelf registration with the SEC on Form S-3 for $500 million.

LIQUIDITY

Cash flow needs at the parent Company level are primarily for dividends to its shareholders and interest payments on its debt.  Liquidity and operating cash requirements of the Company are met by its cash flows generated from operations, which were more than adequate in the first half of 2003. Management of the Company believes that cash flows from operations will be sufficient to meet the Company’s liquidity and operating cash requirements for the foreseeable future.

Cash requirements have historically been met by upstreaming dividend payments from MBIA Corp., which generates substantial cash flow from premium writings and investment income.  In the first six months of 2003, the Company’s operating cash flow totaled $464 million compared

(38)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

with $262 million in the first six months of 2002.  The majority of net cash provided by operating activities is generated from the Company’s insurance operations.

Under New York State insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement.  In MBIA Corp.’s case, dividends in any 12-month period cannot be greater than 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements.  During the second quarter of 2003, MBIA Corp. declared and paid dividends of $60 million to the Company.  Based upon the filing of its second quarter 2003 statutory financial statement, MBIA Corp. has dividend capacity of $102 million for the second quarter of 2003 without special regulatory approval.  Based on the projected future earnings of MBIA Corp., the Company believes MBIA Corp.’s dividend capacity will continue to be replenished each quarter.  Management expects the dividend capacity of MBIA Corp. to be comparable to the current level for the foreseeable future.

The Company has significant liquidity supporting its businesses.  At the end of the second quarter of 2003, cash equivalents and short-term investments totaled $962 million.  Should significant cash flow reductions occur in any of its businesses for any combination of reasons, MBIA has additional alternatives for meeting ongoing cash requirements.  They include selling or pledging its fixed-income investments in its investment portfolio, tapping existing liquidity facilities and new borrowings.

In addition, the Company has substantial external borrowing capacity.  It maintains two short-term bank lines totaling $675 million with a group of highly rated global banks, a $225 million facility with a term of 364 days and a $450 million facility with a four-year term.  As of June 30, 2003, there were no balances outstanding under these lines.

The investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments.  At June 30, 2003, the fair value of the consolidated investment portfolio was $19.8 billion, as shown below:

(39)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

In millions	June 30, 2003	December 31, 2002	Percent Change 2003 vs. 2002

Insurance operations:
Amortized cost	$8,583	$8,273	4%
Unrealized gain	686	529	30%

Fair value	$9,269	$8,802	5%

Corporate:
Amortized cost	$233	$183	27%
Unrealized gain	5	9	(44)%

Fair value	$238	$192	24%

Investment agreement, medium-term note and conduit:
Amortized cost	$9,816	$7,727	27%
Unrealized gain	519	374	39%

Fair value	$10,335	$8,101	28%

Total portfolio at fair value	$19,842	$17,095	16%

Growth in insurance-related investments in the first half of 2003 was the result of positive cash flow from operations.  The fair value of investments related to the investment agreement and medium-term note businesses increased to $8.9 billion from $8.1 billion at December 31, 2002.  This increase was a result of growth in IMC’s investment and repurchase agreement program, as well as the new GFL medium-term note program.  The TRF investment portfolio, established in the second quarter of 2003, contributed an additional $1.4 billion.

The fixed-maturity investment portfolios are considered to be available-for-sale, and the differences between their fair value and amortized cost, net of applicable taxes, are reflected in accumulated other comprehensive income in shareholders’ equity.  Fair value is based on quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  Differences between fair value and amortized cost arise primarily as a result of changes in interest rates occurring after a fixed-income security is purchased, although other factors influence fair value, including credit-related actions, supply and demand forces and other market factors.  The weighted-average credit quality of the Company’s fixed-income portfolios has been maintained at Double-A since its inception.  The Company generally intends to hold most of its investments to maturity as part of its risk management strategy.  Due to this risk management strategy, the unrealized gain currently recorded in accumulated other comprehensive income in the shareholders’ equity section of the balance sheet will decrease over time as the investments approach maturity.  As a result, the Company expects to realize a value substantially equal to amortized cost.

MBIA’s consolidated investment portfolio, excluding conduit investments (the Investment Portfolio), includes investments that are insured by MBIA Corp. (MBIA Insured Investments). As of June 30, 2003, the Investment Portfolio was approximately $18.4 billion, of which approximately $3.9 billion, or 21%, consisted of MBIA Insured

(40)

MBIA Inc. and Subsidiaries
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Investments. Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the Investment Portfolio, as of June 30, 2003, based on the actual or estimated underlying ratings (i) the weighted average rating of the Investment Portfolio would be in the double “A” range, (ii) the average weighted rating of just the MBIA Insured Investments in the Investment Portfolio would be in the single “A” range and (iii) approximately 1.5% of the Investment Portfolio would be rated below investment grade.

The Company generates significant liquidity from its operations.  Because of its risk management policies and procedures, diversification and reinsurance, the Company believes that the occurrence of an event that would significantly adversely affect liquidity is unlikely.

(41)

PART  I  -  FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in the Company’s market risk during the quarter ended June 30, 2003.  For additional information on market risk, refer to page 35 of the Company’s 2002 Annual Report, portions of which were filed as Exhibit 13 to the Company’s Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

          The Company carried out an evaluation as of June 30, 2003 under the supervision of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14).  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that all information relating to the Company required to be included in this quarterly report has been made known in a timely fashion.  During the last fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

          On July 15, 2002 MBIA Insurance Corporation and Subsidiaries (MBIA Corp.) and Wells Fargo Bank Minnesota, N.A. (Wells Fargo), in its capacity as trustee, jointly filed suit in Delaware federal district court against Royal Indemnity Company (Royal) to enforce insurance policies that Royal issued (the Royal Policies) to guarantee vocational loans originated by Student Finance Corporation (SFC).  MBIA Corp. insured eight securitizations, which had a total gross par outstanding of approximately $364 million as of June 30, 2003, that were collateralized by the vocational student loans originated by SFC and guaranteed by Royal. The Royal Policies guarantee the payment of all the principal plus 90 days interest on all of the vocational loans in the securitizations insured by MBIA Corp. and state that “notwithstanding any other provision of (the) policy to the contrary, the right of the beneficiary to receive payment for loss under (the) policy after payment of the initial premium by the insured shall be absolute, irrevocable and unconditional.”

          In their complaints, MBIA Corp. and Wells Fargo allege that Royal has committed anticipatory breaches of the Royal Policies. Previously, in June 2002, Royal brought suit against Well Fargo and other parties, not including MBIA Corp., seeking a declaration that it is not obligated to pay on the Royal Policies, and seeking rescission

(42)

of the Royal Policies, on the grounds that SFC, its subsidiaries, and other related parties engaged in fraudulent behavior and/or made negligent misrepresentations regarding the collateralized loans.

To date, claims in the amount of approximately $333 million have been made under the Royal Policies with respect to student loans that have defaulted.  MBIA Corp. expects that there will be additional claims made under the Royal Policies with respect to student loans that may default in the future.  In the event that Royal does not honor claims under the Royal Policies during the pendency of the litigation, MBIA Corp. will be required to make payments under its policies in respect of scheduled interest and principal on the notes insured under the MBIA Corp. policies. MBIA Corp. expects ultimately to recover from Royal any payments it makes under its policies.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          The following matters were voted upon at the Annual Meeting of Shareholders of the Company held on May 1, 2003, and received the votes set forth below:

          1:          The proposal to ratify the Company’s Board of Directors was adopted with the following number of votes per director:

Nominees	In Favor	Withheld

Joseph W. Brown	125,054,408	1,530,195
C. Edward Chaplin	125,491,292	1,093,311
David C. Clapp	125,486,067	1,098,536
Gary Dunton	125,443,565	1,141,038
Claire Guadiani	125,470,122	1,114,481
Freda S. Johnson	123,322,669	3,261,934
Daniel P. Kearney	125,491,325	1,093,278
James A. Lebenthal	123,229,027	3,355,576
John A. Rolls	123,314,984	3,269,619

          2:           The proposal to ratify the apointment of PricewaterhouseCoopers LLP, Certified Public Accountants, as independent auditors for the Company for 2003 was adopted, with 121,809,063 votes in favor, 4,038,417 votes against and 737,123 votes abstaining.

(43)

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

31.1 Chief Executive Officer - Sarbanes-Oxley Act of 2002 Section 302 Certification

31.2 Chief Financial Officer - Sarbanes-Oxley Act of 2002 Section 302 Certification

32.1 Chief Executive Officer - Sarbanes-Oxley Act of 2002 Section 906 Certification

32.2 Chief Financial Officer - Sarbanes-Oxley Act of 2002 Section 906 Certification

99.1 Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

Reports on Form 8-K: The Company filed Form 8-K during the second quarter. On May 6, 2003, the Company issued a press release announcing its results for the quarter ended March 31, 2003.

(44)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC.

Registrant

Date:	August 14, 2003	/s/ NEIL G. BUDNICK

Neil G. Budnick Chief Financial Officer

Date:	August 14, 2003	/s/ DOUGLAS C. HAMILTON

Douglas C. Hamilton Controller (Principal Accounting Officer)

(45)