Form 10-Q
period 2003-09-30
MBIA INC
filed 2003-11-13
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

As of October 31, 2003 there were outstanding 144,128,693 shares of Common Stock, par value $1 per share, of the registrant.

(2)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands except per share amounts)

	September 30, 2003	December 31, 2002
Assets
Investments:
Fixed-maturity securities held as available-for-sale at fair value (amortized cost $7,731,468 and $7,555,978)	$8,285,233	$8,093,650
Short-term investments, at amortized cost (which approximates fair value)	1,173,726	687,238
Other investments	264,449	212,673

	9,723,408	8,993,561

Investment agreement and medium-term note portfolios held as available-for-sale at fair value (amortized cost $8,081,831 and $7,080,870)	8,457,159	7,433,615
Investment agreement portfolio pledged as collateral at fair value (amortized cost $739,493 and $646,287)	757,270	667,854
Conduit investments held-to-maturity, at amortized cost	9,031,476	—

Total investments	27,969,313	17,095,030

Cash and cash equivalents	153,173	83,218
Accrued investment income	240,516	215,265
Deferred acquisition costs	309,483	302,222
Prepaid reinsurance premiums	538,707	521,641
Reinsurance recoverable on unpaid losses	63,495	43,828
Goodwill	90,041	90,041
Property and equipment, at cost (less accumulated depreciation of $97,039 and $86,135)	123,905	128,441
Receivable for investments sold	313,062	91,767
Derivative assets	233,850	191,755
Other assets	100,527	88,893

Total assets	$30,136,072	$18,852,101

Liabilities and Shareholders’ Equity
Liabilities:
Deferred premium revenue	$3,014,781	$2,755,046
Loss and loss adjustment expense reserves	561,072	573,275
Investment agreement and medium-term note obligations	8,480,068	7,230,562
Securities sold under agreements to repurchase	626,092	539,561
Conduit debt obligations	8,585,600	—
Short-term debt	39,823	—
Long-term debt	1,013,255	1,033,070
Current income taxes	30,343	17,648
Deferred income taxes	525,036	471,534
Deferred fee revenue	22,430	24,838
Payable for investments purchased	358,495	58,436
Derivative liabilities	404,612	309,749
Other liabilities	388,285	345,031

Total liabilities	24,049,892	13,358,750

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—153,343,250 and 152,555,034	153,343	152,555
Additional paid-in capital	1,281,359	1,239,313
Retained earnings	4,440,290	3,895,112
Accumulated other comprehensive income, net of deferred income tax provision of $313,568 and $294,160	605,708	541,250
Unallocated ESOP shares	—	(653)
Unearned compensation—restricted stock	(13,818)	(12,646)
Treasury stock, at cost—9,270,881 and 7,781,213 shares	(380,702)	(321,580)

Total shareholders’ equity	6,086,180	5,493,351

Total liabilities and shareholders’ equity	$30,136,072	$18,852,101

The accompanying notes are an integral part of the consolidated financial statements.

(3)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands except per share amounts)

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Insurance
Revenues:
Gross premiums written	$346,052	$237,753	$961,293	$630,337
Ceded premiums	(70,095)	(57,661)	(189,785)	(146,131)

Net premiums written	275,957	180,092	771,508	484,206

Scheduled premiums earned	158,784	129,401	451,025	378,469
Refunding premiums earned	35,574	25,199	90,184	52,938

Premiums earned (net of ceded premiums of $59,953, $49,117, $178,273 and $137,819)	194,358	154,600	541,209	431,407

Net investment income	106,328	108,975	320,477	323,544
Advisory fees	12,272	18,962	42,916	38,306

Total insurance revenues	312,958	282,537	904,602	793,257

Expenses:
Losses and LAE incurred	19,052	15,528	54,122	45,416
Amortization of deferred acquisition costs	15,354	12,799	42,755	34,944
Operating	24,315	21,800	77,276	64,092

Total insurance expenses	58,721	50,127	174,153	144,452

Insurance income	254,237	232,410	730,449	648,805

Investment management services
Revenues	29,918	27,534	85,526	83,112
Expenses	15,782	15,387	47,855	45,095

Investment management services income	14,136	12,147	37,671	38,017

Municipal services
Revenues	6,672	5,986	20,133	17,585
Expenses	6,420	5,887	19,702	17,293

Municipal services income	252	99	431	292

Corporate
Net investment income	2,179	2,565	6,760	6,825
Interest expense	16,983	15,141	50,864	40,931
Corporate expenses	2,294	4,646	9,341	11,907

Corporate loss	(17,098)	(17,222)	(53,445)	(46,013)

Gains and losses
Net realized gains	17,979	1,558	68,958	1,161
Change in fair value of derivative instruments	872	(8,833)	104,213	(11,496)

Net gains and losses	18,851	(7,275)	173,171	(10,335)

Income before income taxes	270,378	220,159	888,277	630,766

Provision for income taxes	79,993	57,424	256,712	165,332

Income before cumulative effect of accounting change	190,385	162,735	631,565	465,434

Cumulative effect of accounting change	—	—	—	(7,731)

Net income	$190,385	$162,735	$631,565	$457,703

Income before cumulative effect of accounting change per common share:
Basic	$1.33	$1.11	$4.40	$3.16
Diluted	$1.31	$1.10	$4.36	$3.14

Net income per common share:
Basic	$1.33	$1.11	$4.40	$3.11
Diluted	$1.31	$1.10	$4.36	$3.08

Weighted-average common shares outstanding:
Basic	143,256,514	146,526,405	143,474,181	147,376,950
Diluted	145,119,028	147,328,961	144,994,227	148,427,920

Total Revenues	370,578	311,347	1,190,192	890,444
Total Expenses	100,200	91,188	301,915	259,678

The accompanying notes are an integral part of the consolidated financial statements.

(4)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the nine months ended September 30, 2003

(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Unallocated ESOP Shares	Unearned Compensation- Restricted Stock	Treasury Stock		Total Share- holders’ Equity
	Shares	Amount						Shares	Amount
Balance, January 1, 2003	152,555	$152,555	$1,239,313	$3,895,112	$541,250	$(653)	$(12,646)	(7,781)	$(321,580)	$5,493,351
Comprehensive income:
Net income	—	—	—	631,565	—	—	—	—	—	631,565
Other comprehensive income:
Change in unrealized appreciation of investments net of change in deferred income taxes of $16,623	—	—	—	—	31,882	—	—	—	—	31,882
Change in fair value of derivative instruments net of change in deferred income taxes of $2,785	—	—	—	—	5,172	—	—	—	—	5,172
Change in foreign currency translation	—	—	—	—	27,404	—	—	—	—	27,404

Other comprehensive income										64,458

Comprehensive income										696,023

Treasury shares acquired	—	—	—	—	—	—	—	(1,490)	(59,122)	(59,122)
Allocation of ESOP shares	—	—	(2)	—	—	653	—	—	—	651
Stock-based compensation	788	788	45,504	—	—	—	(1,172)	—	—	45,120
Capital contribution	—	—	46	—	—	—	—	—	—	46
Capital issuance costs	—	—	(3,502)	—	—	—	—	—	—	(3,502)
Dividends (declared per common share $0.600, paid per common share $0.570)	—	—	—	(86,387)	—	—	—	—	—	(86,387)

Balance, September 30, 2003	153,343	$153,343	$1,281,359	$4,440,290	$605,708	$0	$(13,818)	(9,271)	$(380,702)	$6,086,180

	2003
Disclosure of reclassification amount:
Unrealized appreciation of investments arising during the period, net of taxes	$(14,647)
Reclassification adjustment, net of taxes	46,529

Net unrealized appreciation, net of taxes	$31,882

The accompanying notes are an integral part of the consolidated financial statements.

(5)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended September 30
	2003	2002
Cash flows from operating activities:
Net income	$631,565	$457,703
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in accrued investment income	(11,418)	(17,330)
Increase in deferred acquisition costs	(7,261)	(9,710)
Increase in prepaid reinsurance premiums	(17,066)	(11,734)
Increase in deferred premium revenue	247,365	64,533
(Decrease) increase in loss and loss adjustment expense reserves, net	(31,870)	40,540
Depreciation	10,904	10,898
Amortization of bond discount, net	14,346	14,416
Net realized gains on sale of investments	(68,958)	(1,161)
Current income tax provision	12,695	—
Deferred income tax provision	34,092	21,502
Fair value of derivative instruments	(104,213)	11,496
Stock option compensation	19,872	17,779
Cumulative effect of accounting changes, net	—	7,731
Other, net	40,458	(42,808)

Total adjustments to net income	138,946	106,152

Net cash provided by operating activities	770,511	563,855

Cash flows from investing activities:
Purchase of fixed-maturity securities, net of payable for investments purchased	(10,100,711)	(9,629,554)
Sale of fixed-maturity securities, net of receivable for investments sold	8,306,679	8,978,668
Redemption of fixed-maturity securities, net of receivable for investments redeemed	1,387,689	384,935
Purchase of short-term investments	(154,382)	(240,669)
(Purchase) sale of other investments	(41,758)	12,532
Purchases for investment agreement and medium-term note portfolios, net of payable for investments purchased	(9,024,559)	(4,553,326)
Sales for investment agreement and medium-term note portfolios, net of receivable for investments sold	7,658,883	3,559,931
Purchase of conduit investments	(1,436,295)	—
Acquisition of conduits	1,134	—
Capital expenditures	(6,959)	(12,497)
Disposal of capital assets	14	190

Net cash used by investing activities	(3,410,265)	(1,499,790)

Cash flows from financing activities:
Net repayment from retirement of short-term debt	—	(30,101)
Net proceeds from issuance of long-term debt	—	291,314
Net proceeds from issuance of short-term debt	39,823	—
Net proceeds from issuance of conduit debt obligations	1,434,737	—
Other borrowings	30,000	—
Dividends paid	(82,178)	(72,237)
Purchase of treasury stock	(59,122)	(172,916)
Proceeds from issuance of investment agreement and medium-term note obligations	4,157,323	2,558,636
Payments for drawdowns of investment agreement and medium-term note obligations	(2,911,337)	(2,354,269)
Securities sold under agreements to repurchase, net	86,531	760,220
Capital issuance costs	(3,502)	—
Exercise of stock options	17,434	15,944

Net cash provided by financing activities	2,709,709	996,591

Net increase in cash and cash equivalents	69,955	60,656
Cash and cash equivalents - beginning of period	83,218	115,040

Cash and cash equivalents - end of period	$153,173	$175,696

Supplemental cash flow disclosures:
Income taxes paid	$205,661	$184,216
Interest paid:
Investment agreement and medium-term note	$196,023	$211,676
Long-term debt	$50,868	$40,718

The accompanying notes are an integral part of the consolidated financial statements.

(6)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (GAAP). These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2002 for MBIA Inc. and Subsidiaries (MBIA or the Company). The accompanying consolidated financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements include the accounts of MBIA Inc., its wholly owned subsidiaries and other entities required to be consolidated under GAAP. All significant intercompany balances have been eliminated. Business segment results are presented gross of intersegment transactions, which are not material to each segment.

2. Dividends Declared

Dividends declared by the Company during the nine months ended September 30, 2003 were $86.4 million.

3. Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s financial position and results of operations did not change as a result of the adoption of SFAS 149.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” as an interpretation of Accounting Research Bulletin No. (ARB) 51, “Consolidated Financial Statements.” FIN 46 addresses consolidation of

(7)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

variable interest entities (VIEs) by business enterprises. An entity is considered a VIE subject to consolidation if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or if the equity investors lack one of three characteristics of a controlling financial interest. First, the equity investors lack the ability to make decisions about the entity’s activities through voting rights or similar rights. Second, they do not bear the obligation to absorb the expected losses of the entity if they occur. Lastly, they do not claim the right to receive expected returns of the entity if they occur which is the compensation for the risk of absorbing the expected losses.

MBIA previously determined that the conduits it administers, Triple-A One Funding Corp., Meridian Funding Company, LLC and Polaris Funding Company, LLC (the Conduits), fall within the scope of FIN 46. However, the FASB has deferred the implementation of FIN 46 for certain VIEs until the end of the first interim or annual period ending after December 15, 2003.

In September 2003, MBIA purchased the equity and acquired all controlling interests of the Conduits. As such, these entities are now consolidated in the financial statements of the Company in accordance with SFAS 94, “Consolidation of all Majority-Owned Subsidiaries.” See Note 5 for additional disclosures related to the consolidation of the Conduits.

In May 2003, the Company sponsored the formation of Toll Road Funding, Plc. (TRF), a public company limited by shares and incorporated in Ireland under the Irish Companies Act. TRF was established to acquire a loan participation related to the financing of an Italian toll road and, at September 30, 2003, had $1.4 billion of debt outstanding. Assets supporting the repayment of the debt were comprised of the loan participation and high-quality, liquid investments. TRF is a variable interest entity, of which MBIA is the primary beneficiary. Therefore, while MBIA does not have a direct ownership interest in TRF, it is consolidated in the financial statements of the Company in accordance with FIN 46.

On December 31, 2002 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which was effective for companies with fiscal years ending after December 15, 2002 and was adopted by the Company as of January 1, 2002. This statement amends SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides three alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based compensation. The Prospective Method, originally required under SFAS 123, requires that expense be recognized in the year of adoption only for grants made in that year. In subsequent years, expense is recognized for the current year’s grant and for grants made in the years since adoption. Years prior to adoption are not restated. The Modified Prospective Method requires that stock options be expensed as if SFAS 123 had been

(8)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

adopted as of January 1, 1995. Thus, the fair value of any options vesting in the current year that were granted subsequent to January 1, 1995 will be included in expense. However, restatement of prior years is not required. The Retroactive Restatement Method is identical to the Modified Prospective Method in that the fair value of all options vesting in the current year for grants made after January 1, 1995 is included in expense. However, this method also requires that all periods presented in the financial statements be restated to reflect stock option expense. Restatement of periods prior to those presented is permitted but not required.

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

Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS 123. Under the Modified Prospective Method of adoption selected by the Company under the provisions of SFAS 148, compensation cost recognized in 2002 and thereafter is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. Employee stock compensation expense for the nine months ended September 30, 2003 and 2002 was $19.9 million and $17.8 million, respectively.

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

(9)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Goodwill

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Prior to 2002, goodwill attributed to the acquisition of MBIA Insurance Corporation (MBIA Corp.) and MBIA Municipal Investors Service Corporation (MBIA-MISC) was amortized using the straight-line method over 25 years. Goodwill attributed to the acquisition of MBIA Illinois was amortized according to the recognition of future profits from its deferred premium revenue and installment premiums, except for a minor portion attributed to state licenses, which was amortized using the straight-line method over 25 years. Goodwill attributed to the acquisition of all other subsidiaries was amortized using the straight-line method over 15 years.

Effective January 1, 2002 the Company adopted SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141, which supercedes APB 16, “Business Combinations,” requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and provides specific criteria for initial recognition of intangible assets apart from goodwill. SFAS 142, which supercedes APB 17, “Intangible Assets,” requires that goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually. The impairment testing is aimed at determining the amount, if any, by which the carrying value of a reporting unit exceeds its fair value. Other intangible assets are amortized over their useful lives.

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

(10)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

5. Consolidation of MBIA-Administered Conduits

On September 30, 2003, MBIA purchased the equity and acquired all controlling interests of the Conduits. MBIA has consolidated the Conduits in accordance with SFAS 94 by acquiring controlling financial interests through the direct ownership of all of the voting interests of each Conduit. As a result of the consolidation of these Conduits, MBIA has included in its balance sheet the gross assets and liabilities of each Conduit, which consist primarily of various types of investments and medium and short-term debt, and included in its income statement the gross operating revenues and expenses of the Conduits subsequent to their acquisition date. The investments and debt obligations of the Conduits, along with the investments and debt obligations of TRF, are reported separately as conduit investments and conduit debt obligations on the face of the Company’s balance sheet. Since Conduit revenues and expenses are consolidated from the date the Company purchased the Conduits, the impact on the Company’s income statement is immaterial. Certain of MBIA’s consolidated subsidiaries have invested in Conduit debt obligations or have received compensation for services provided to the Conduits. As such, MBIA has eliminated appropriate intercompany transactions with the Conduits from its balance sheet and income statement. Other than the potential impact of the unrealized gains or losses from derivative instruments, MBIA does not expect its net income to change materially as a result of the consolidation of the Conduits due to the inconsequential level of residual profits of these entities.

The Conduits enter into derivative instruments primarily as an economic hedge against interest rate and currency risks. It is expected that any change in the market value of the derivative instruments will be offset by a change in the market value of the hedged assets or liabilities. However, since the investments are accounted for as held-to-maturity, no change in market value, with the

(11)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

exception of the change in value of foreign currency assets due to changes in foreign currency rates, is recorded in the financial statements. Any change in the market value of derivative instruments that are not accounted for as hedges under SFAS 133 will be recorded as unrealized gains or losses in MBIA’s consolidated income statement.

The consolidation of the Conduits has not impacted MBIA’s liquidity requirements, since Triple-A One Funding Corp., an MBIA administered multi-seller commercial paper Conduit, has independently entered into liquidity agreements with third-party providers and since the assets and liabilities of the other Conduits are structured on a match-funded basis. In addition, MBIA does not expect the consolidation to affect any of its credit ratings or statutory capital requirements. Each of the transactions funded through the Conduits was underwritten in accordance with the Company’s underwriting standards and has been reviewed by the rating agencies. MBIA’s guarantees of the underlying investments and/or liabilities of the Conduits have always been included in MBIA’s reported exposure. Lastly, the consolidation of the Conduits will have no adverse effect on MBIA Corp.’s ability or capacity to declare dividends to MBIA Inc.

6. Net Income per Common Share

The following are the components of the basic and diluted earnings per share for the third quarter and first nine months of 2003 and 2002:

	3rd Quarter		Year-to-Date
(In thousands except per share amounts)	2003	2002	2003	2002
Net income per share information:
Net income	$190,385	$162,735	$631,565	$457,703
Diluted weighted-average shares:
Basic weighted average shares outstanding	143,257	146,526	143,474	147,377
Effect of stock options	1,862	756	1,520	1,004
Unallocated ESOP shares	—	47	—	47

Diluted weighted-average shares	145,119	147,329	144,994	148,428

Basic EPS	$1.33	$1.11	$4.40	$3.11

Diluted EPS	$1.31	$1.10	$4.36	$3.08

As of September 30, 2003 and September 30, 2002, there were 7,109,948 and 5,463,372 stock options outstanding, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

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

OVERVIEW

MBIA provides financial guarantee insurance, investment management services and municipal services to public finance clients and financial institutions around the world. The Company turned in a solid quarter as it continued to focus on the foundation principles that guide its operations. They are: Maintain the Strongest Team, which recognizes the Company’s commitment to individual and organizational growth as well as its focus on teamwork; No Loss Underwriting, which expresses the pursuit of perfection in the Company’s management of credit risk and reflects the Company’s core competency; Triple-A Ratings, which the Company seeks to protect at all costs as they are the business platform from which the Company operates; and Enhance Shareholder Value, which is the result of disciplined and rigorous adherence to the first three principles.

(13)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The Company posted significant growth in its global financial guarantee franchise, particularly in both its domestic and international public finance operations where the low interest rate environment and increased stress on municipal budgets continued to drive the increase in new issuances. The investment management operations continued to show significant growth in its fixed-income businesses, although this was offset by declining results in its equity-oriented investment management business. Looking forward, the Company believes it is well positioned to take advantage of favorable growth prospects both inside and outside of the United States (U.S.) in all of its businesses, with the exception of its equity-oriented investment management business.

Consolidation of Conduits

On September 30, 2003, MBIA purchased the equity and acquired all controlling interests of the multi-seller conduits it administers, Triple-A One Funding Corp., Meridian Funding Company, LLC, and Polaris Funding Company, LLC (Conduits). These entities are now reflected in the consolidated financial statements of the Company.

MBIA has consolidated the Conduits in accordance with Statement of Financial Accounting Standards No. (SFAS) 94, “Consolidation of all Majority-Owned Subsidiaries” by acquiring controlling financial interests through the direct ownership of all of the voting interests of each Conduit. As a result of the consolidation of these Conduits, MBIA has included in its balance sheet the gross assets and liabilities of each Conduit, which consist primarily of various types of investments and medium and short-term debt, and included in its income statement the gross operating revenues and expenses of the Conduits subsequent to their acquisition date. The investments and debt obligations of the Conduits, along with the investments and debt obligations of Toll Road Funding, Plc. (TRF), a conduit formed in the second quarter of 2003, are reported separately as conduit investments and conduit debt obligations on the face of the Company’s balance sheet. Since Conduit revenues and expenses are consolidated from the date the Company purchased the Conduits, the impact on the Company’s income statement is immaterial. Certain of MBIA’s consolidated subsidiaries have invested in Conduit debt obligations or have received compensation for services provided to the Conduits. As such, MBIA has eliminated appropriate intercompany transactions with the Conduits from its balance sheet and income statement. Other than the potential impact of the unrealized gains or losses from derivative instruments, MBIA does not expect its net income to change materially as a result of the consolidation of the Conduits due to the inconsequential level of residual profits of these entities.

The Conduits enter into derivative instruments primarily as an economic hedge against interest rate and currency risks. It is expected that any change in the market value of the derivative instruments will be offset by a change in the market value of the hedged assets or liabilities. However, since the investments are accounted for as held-to-maturity, no change in market value, with the exception of the change in value of foreign currency assets due to changes in foreign

(14)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

currency rates, is recorded in the financial statements. Any change in the market value of derivative instruments that are not accounted for as hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” will be recorded as unrealized gains or losses in MBIA’s consolidated income statement.

The consolidation of the Conduits has not impacted MBIA’s liquidity requirements, since Triple-A One Funding Corp., an MBIA administered multi-seller commercial paper conduit, has independently entered into liquidity agreements with third-party providers and MBIA does not guarantee payment of the commercial paper, and the assets and liabilities of the other Conduits are structured on a match-funded basis. In addition, the consolidation has not impacted MBIA’s credit ratings or statutory capital requirements. Each of the transactions funded through the Conduits was underwritten in accordance with the Company’s underwriting standards and has been reviewed by the rating agencies. MBIA’s guarantees of the underlying investments and/or liabilities of the Conduits have historically been included in MBIA’s reported exposure. Lastly, the consolidation of the Conduits will have no adverse affect on MBIA Insurance Corporation’s (MBIA Corp.) ability or capacity to declare dividends to MBIA Inc.

It is MBIA’s policy to obtain a shadow rating from both Moody’s and Standard & Poor’s (S&P) for each new transaction prior to the execution of such transactions within the Conduits. A shadow rating is the implied rating for the transaction without giving consideration to the MBIA guarantee. All transactions currently funded in the Conduits were shadow-rated at least investment grade by Moody’s and S&P prior to funding. The weighted average shadow rating for transactions currently funded in the Conduits was A by S&P and A2 by Moody’s at the time such transactions were funded in the Conduits. MBIA estimates that the current weighted average shadow rating of all outstanding Conduit transactions was A- by S&P and A3 by Moody’s as of September 30, 2003.

As a result of having to adhere to MBIA’s underwriting standards and criteria, Conduit transactions have, in general, the same underlying shadow ratings that similar non-Conduit transactions guaranteed by MBIA have at the time they are closed. Like all credits underwritten by MBIA, the shadow ratings on Conduit transactions may be downgraded by either one or both rating agencies after they are closed. In general, the underlying shadow ratings on Conduit transactions have been downgraded no more frequently than similar non-Conduit transactions guaranteed by MBIA.

In May 2003, the Company sponsored the formation of Toll Road Funding, Plc. (TRF), a public company limited by shares and incorporated in Ireland under the Irish Companies Act. TRF was established to acquire a loan participation related to the financing of an Italian toll road and, at September 30, 2003, had $1.4 billion of debt outstanding. Assets supporting the repayment of the debt were comprised of the loan participation and high-quality, liquid investments. TRF is a variable interest entity, of which MBIA is the primary beneficiary. Therefore, while MBIA does not have a direct ownership interest in TRF, it is consolidated in the financial statements of the Company in accordance with FIN 46, “Consolidation of Variable Interest Entities.”

(15)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following chart presents highlights of the Company’s consolidated financial results for the three months and nine months ended September 30, 2003 and 2002. Items listed under “Effect on net income” are items that management commonly identifies for the readers of its financial statements because they are the result of changes in accounting standards, a by-product of the Company’s operations or, due to general market conditions, beyond the control of the Company.

	3rd Quarter		Year-to-Date
In millions except per share amounts	2003	2002	2003	2002
Revenues:
Insurance	$313	$283	$905	$793
Investment management	30	27	86	83
Municipal services	7	6	20	17
Other	20	4	75	8
Change in fair value of derivative instruments	1	(9)	104	(11)

Total revenues	371	311	1,190	890

Expenses:
Insurance	59	50	174	144
Investment management	16	15	48	45
Municipal services	6	6	20	17
Other	19	20	60	54

Total expenses	100	91	302	260

Net income	$190	$163	$632	$458

Net income per share information:*
Net income	$1.31	$1.10	$4.36	$3.08
Effect on net income:
Cumulative effect of accounting change for goodwill	—	—	—	$(0.05)

Realized gains	$0.16	$0.05	$0.48	$0.25
Realized losses	$(0.08)	$(0.04)	$(0.17)	$(0.24)

Net realized gains	$0.08	$0.01	$0.31	$0.01

Change in fair value of derivative instruments	—	$(0.04)	$0.47	$(0.05)
Accelerated premium earned from refunded issues	$0.15	$0.10	$0.37	$0.21

*	All per share calculations are diluted.

(16)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

In the third quarter of 2003, consolidated revenues were $371 million compared with $311 million in the third quarter of 2002, a 19% increase. This increase in consolidated revenues was primarily due to a $30 million, or 11%, increase in insurance revenues, which represents 84% of total revenues. The increase in insurance revenues is attributable to strong growth in earned premiums. Consolidated revenues also reflect a $16 million increase in net realized gains and a $10 million increase in unrealized gains on the fair value of derivative instruments. Consolidated expenses for the third quarter of 2003 were $100 million compared with $91 million in the third quarter of 2002, a 10% increase. This increase was primarily due to a 17% rise in insurance expenses resulting from costs associated with higher levels of business activity and a re-allocation of certain expenses between business segments. Consolidated expenses also increased as a result of a rise in corporate interest expense associated with additional debt issued in the latter part of 2002.

Consolidated revenues for the nine months ended September 30, 2003 totaled $1.2 billion compared with $890 million in the first nine months of 2002, a 34% increase. A $111 million increase in insurance revenues, a $68 million increase in net realized gains and a $116 million increase in unrealized gains on the fair value of derivative instruments drove the increase in consolidated revenues. Consolidated expenses for the nine months ended September 30, 2003 were $302 million compared with $260 million in the first nine months of 2002, a 16% increase. The increase was largely due to a $30 million rise in insurance expenses resulting from costs associated with higher levels of business activity and a $10 million increase in corporate interest expense associated with additional debt issued in the latter part of 2002.

Net income for the three months and nine months ended September 30, 2003 increased 17% and 38%, respectively, over the same periods in 2002 while net income per share for the same periods increased 19% and 42%, respectively. The difference between the growth in net income and the growth in net income per share was the result of common stock repurchases by the Company. The increase in net income for the third quarter of 2003 over the third quarter of 2002 was primarily due to a $22 million increase in pre-tax income from insurance operations, a $16 million increase in pre-tax net realized gains and a $10 million increase in pre-tax unrealized gains from the change in fair value of derivative instruments as required by SFAS 133. Similarly, on a year to date basis the increase in net income was primarily due to an $82 million increase in pre-tax insurance income, a $68 million increase in pre-tax net realized gains and a $116 million increase in pre-tax unrealized gains from the change in fair value of derivative instruments.

The Company’s book value at September 30, 2003 was $42.24 per share, up 11% from $37.95 at December 31, 2002. The increase was largely driven by income from operations and the increase in the unrealized appreciation on the Company’s investment portfolio.

(17)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). In previous reports filed with the Securities and Exchange Commission (SEC), the Company also presented several non-GAAP performance measures to assist the investor community, equity analysts and rating agencies in analyzing and understanding the Company’s results. However, given the concerns expressed by the Securities and Exchange Commission (SEC) regarding the use of non-GAAP financial information in reports filed with the SEC , the Company decided not to include those non-GAAP financial measures in this form 10-Q.

Insurance Operations

Third quarter 2003 revenues from the insurance segment totaled $313 million compared with $283 million for the third quarter of 2002, an 11% increase. This growth was driven by a 26% increase in premiums earned. Net scheduled premiums earned, which exclude refundings, increased 23% to $159 million in the third quarter of 2003 versus the third quarter of 2002. In contrast, advisory fee revenues decreased 35% and net investment income decreased 2%.

Insurance segment revenues for the nine months ended September 30, 2003 increased to $905 million, up 14% from the nine months ended September 30, 2002. A 25% increase in premiums earned and a 12% increase in advisory fees contributed to this revenue growth. Net scheduled premiums earned increased $73 million or 19%.

MBIA evaluates the adequacy of the premium rates it receives for insurance guarantees through the use of internal and external rating agency quantitative models. These models assess the Company’s premium rates and return on capital results on a risk-adjusted basis. In addition, the Company uses market research data to evaluate pricing levels across the financial guarantee industry for comparable risks. The Company’s 2003 pricing levels indicate continued positive trends in overall portfolio profitability, and the Company believes the pricing of its insurance products produces results that meet its long-term return on capital targets.

Insurance expenses, which consist of loss and loss adjustment expenses, amortization of deferred acquisition costs and operating expenses, increased 17% in the third quarter of 2003 and 21% for the nine months ended September 30, 2003. The growth rates in all three insurance expense categories are in line with the increase in insurance revenues. Gross insurance expenses for the three months and nine months ended September 30, 2003 increased 12% and 18%, respectively. These increases primarily resulted from the growth in premium taxes due to higher direct premiums written and a change in expense allocation methodology between segments. The year over year increase was also impacted by additional expenses related to the formation of TRF in 2003.

(18)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The Company’s gross premiums written (GPW), net premiums written (NPW) and scheduled earned premiums for the third quarter and first nine months of 2003 and 2002 are presented in the following table:

(In millions)					Percent Change
					3rd Quarter	Year-to- date
	3rd Quarter		Year-to-date		2003 vs. 2002	2003 vs. 2002
	2003	2002	2003	2002
Premiums written:
GPW	$346	$238	$961	$630	46%	53%
NPW	$276	$180	$772	$484	53%	59%
Scheduled premiums earned	$159	$129	$451	$378	23%	19%

GPW reflects premiums received and accrued for the period and does not include the present value of future cash receipts expected from installment premium policies originated during the year. GPW for the three months ended September 30, 2003 was $346 million, up 46% over the same period in 2002, reflecting a 91% increase in global public finance GPW, which showed strong growth both in the U.S. and outside of the U.S. Global structured finance GPW decreased by 2%. For the nine months ended September 30, 2003, GPW increased 53% largely due to a 100% growth in global public finance and due to a smaller 5% increase in global structured finance.

NPW, which is net of premiums ceded to reinsurers, increased 53% in the third quarter of 2003 to $276 million from $180 million in the same period of 2002. Premiums ceded to reinsurers from all insurance operations were $70 million and $58 million for the three months ended September 30, 2003 and 2002, respectively. For the first nine months of 2003, NPW increased 59% over the first nine months of 2002. Premiums ceded to reinsurers amounted to $190 million and $146 million for the first nine months of 2003 and 2002, respectively. The larger increase in NPW relative to GPW relates to the slightly lower cession rates for both the third quarter and first nine months of 2003 over 2002.

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are shown in the following table:

					Percent Change
					3rd Quarter	Year-to- date
	3rd Quarter		Year-to-date		2003 vs. 2002	2003 vs. 2002
Global Public Finance (In millions)	2003	2002	2003	2002
Premiums written:
GPW	$233	$122	$631	$315	91%	100%
NPW	$196	$99	$539	$262	98%	105%
Scheduled premiums earned	$78	$58	$214	$177	33%	21%

Global public finance issuance remained high in the first nine months of 2003, largely driven by the low interest rate environment and

(19)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

increased issuance by municipalities due to stress on municipal budgets. Issuance in the U.S. public finance market measured by par value increased by 13% over 2002’s first nine months. Robust refunding activity fueled this growth and, measured by par value, was up 11% for the first nine months of 2003 as lower interest rates continued to prevail.

The credit quality of global public finance business written by the Company remained high. Insured credits rated A or above before the Company’s guarantee accounted for 88% of global public finance business in the first nine months of 2003 compared with 92% in the first nine months of 2002. At September 30, 2003, 81% of the outstanding global public finance book of business was rated A or above before insurance.

Global public finance GPW increased 91% over the third quarter of 2002. This increase was made up of a 41% increase in business written in the U.S. and a 314% increase in business written outside of the U.S. NPW was up 98%, representing an increase in both U.S. and non-U.S. business. The higher increase in NPW versus GPW relates to the lower cession rate in the third quarter of 2003 over the third quarter of 2002. The increase in global public finance GPW for the nine months ended September 30, 2003 was 100%, comprised of a 76% increase in U.S. GPW and a 239% increase in non-U.S. GPW. NPW increased 105% with increases in both U.S. and non-U.S. business. The higher increase in NPW relative to GPW is due to a decrease in the cession rate from the prior year.

In the third quarter of 2003, global public finance scheduled earned premiums increased 33% to $78 million from $58 million in the third quarter of 2002. This increase resulted from a 24% increase in upfront business, with increases both inside and outside of the U.S. For the first nine months of 2003, global public finance scheduled earned premiums increased 21% to $214 million from $177 million in the first nine months of 2002, again, largely due to an increase in upfront premiums both inside and outside the U.S.

Refunded premiums earned increased 41% for the third quarter and 70% for the first nine months of 2003 compared with the same periods of 2002, reflecting the lower interest rate environment. When a MBIA-insured bond issue is refunded or retired early, the related deferred premium revenue, if any, is earned immediately. The level of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rates of the bond issue, the issuer’s desire or ability to modify bond covenants and applicable regulations under the Internal Revenue Code.

(20)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

GLOBAL STRUCTURED FINANCE MARKET Details regarding MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are shown in the following table:

					Percent Change
					3rd Quarter	Year-to- date
	3rd Quarter		Year-to-date		2003 vs. 2002	2003 vs. 2002
Global Structured Finance (In millions)	2003	2002	2003	2002
Premiums written:
GPW	$113	$116	$330	$315	(2)%	5%
NPW	$ 80	$ 81	$233	$222	(1)%	5%
Scheduled premiums earned	$ 81	$ 71	$237	$201	14%	18%

Global structured finance securitization volume for the first nine months of 2003 increased 27% over the first nine months of 2002 due to growth in the mortgage-backed securities market.

Overall, MBIA’s global structured finance insured business rated A or above before the Company’s guarantee totaled 70% in the first nine months of 2003, down from 78% in the first nine months of 2002. The decline in average credit quality was a result of the Company insuring fewer triple-A rated synthetic collateralized debt obligations, which typically have large insured par amounts. At September 30, 2003, 73% of the global structured finance book of business was rated A or above before insurance, up from 66% at September 30, 2002.

Global structured finance GPW decreased 2% in the third quarter of 2003 to $113 million from $116 million in the third quarter of last year. GPW in the U.S. decreased by 10%, which was somewhat offset by a 15% increase in non-U.S. business. Global structured finance GPW increased 5% for the first nine months of 2003 compared to the first nine months of 2002. GPW outside the U.S. increased 10% while GPW in the U.S. increased 2%. In the third quarter of 2003, installments received from business written in prior periods continued to grow. Cession rates remained relatively flat from the prior year.

In the third quarter of 2003, global structured finance scheduled net earned premiums of $81 million increased 14% over the third quarter of 2002. This increase was primarily due to a 29% increase in premiums earned from non-U.S. business and a 9% increase in premiums earned from U.S. business. For the nine months ended September 30, 2003 global structured finance scheduled net earned premiums increased 18% to $237 million from $201 million for the nine months ended September 30, 2002. Premiums earned from U.S. business increased 15% while premiums earned from non-U.S. business increased 27%.

CREDIT QUALITY Throughout the financial guarantee industry, there are a variety of approaches used by companies to assess the underlying credit risk profile of their insured portfolios. In addition to its own internal ratings system, MBIA relies upon third-party rating sources in the analysis of credit quality measures of its insured portfolio. In evaluating credit risk, the Company obtains, when available, the underlying rating of the insured obligation before the benefit of its insurance policy, from nationally recognized rating agencies (Moody’s

(21)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Investors Service, Standard and Poor’s and Fitch Ratings). All references to insured credit quality distributions reflect the underlying rating levels from these third-party sources. Other companies within the financial guarantee industry may reference credit quality information based upon internal ratings that would not be comparable to MBIA’s presentation.

The credit quality of business insured during 2003 remained high as insured credits rated A or above before MBIA’s guarantee were 82%, down slightly from 84% in 2002. At September 30, 2003, over 78% of the Company’s outstanding book of business was rated A or above before MBIA’s guarantee, up from 76% at September 30, 2002.

From a credit risk perspective, the Company’s insured portfolio rated below investment grade showed modest improvement during the third quarter of 2003. A substantial portion of exposure to the Providian credit card securitization was restored to investment grade during the quarter, which more than offset downgrades to part of the Eurotunnel transaction and the City of Pittsburgh’s general obligation debt, neither of which the Company expects to result in losses. Other significant below investment grade credits displayed generally positive developments during the third quarter. The Company’s exposure to bonds issued by Southern California Edison was upgraded by Fitch during the third quarter and is on watch for upgrade by S&P and Moody’s. Pacific Gas & Electric is expected to emerge from bankruptcy with investment grade ratings in early 2004. Spread levels improved in the Company’s insured Metris Master Trust exposure.

Additionally, the Port Authority of N.Y. and N.J. reached an agreement in principle with New York City extending for an additional 35 years the lease that governs the two New York City airports. Once the agreement is finalized, JFK International Air Terminal LLC will be in a position to renegotiate and/or extend its contracts with its airline customers. The extension of such contracts will allow for a refunding for all or part of the existing bond debt. The expectation of JFK International Air Terminal LLC and MBIA is that such an offering will receive an investment grade rating and/or restore any remaining outstanding bonds to an underlying investment grade status.

INVESTMENT INCOME The Company’s insurance-related net investment income, excluding net realized gains, decreased 2% to $106 million in the third quarter of 2003 and decreased 1% to $320 million for the nine months ended September 30, 2003. The continuing low-yield environment and the shortening of the duration of the investment portfolio offset positive growth in investment income, despite an 11% growth in the average invested asset base at amortized cost from September 30, 2002. After-tax net investment income decreased by 5% in the third quarter and decreased 3% in the first nine months of 2003 as the portfolio has shifted to a greater concentration of taxable investments.

ADVISORY FEES The Company collects advisory fees in connection with certain transactions, including fees related to its administration of the Conduits received prior to their acquisition on September 30, 2003.

(22)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Depending upon the type of fee received, the fee is either earned when it is due or deferred and earned over the life of the related transaction. Work, waiver and consent, termination, administrative and management fees are earned when due. Structuring fees are earned on a straight-line basis over the life of the related transaction and commitment fees are earned over the period of the commitment contract. In the third quarter of 2003, advisory fee revenues decreased 35% to $12 million, down from $19 million in the third quarter of 2002. For the first nine months of 2003, advisory fee revenues increased 12% from $38 million in the first nine months of 2002 to $43 million. Conduit administration fees represented approximately 12% of total advisory fee revenues in the third quarter of 2003 compared with 13% in the third quarter of 2002. Conduit administration fees represented approximately 13% of total advisory fee revenues in the first nine months of 2003 compared with 19% in the first nine months of 2002. The increase in advisory fees in the first nine months of 2003 was a result of the Company’s emphasis on work fees for increasingly complex insurance transactions, including an Italian toll road transaction, and fees related to the surveillance and remedial activities of the Company’s Insured Portfolio Management Department (IPM).

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

Unallocated loss reserves are adjusted on a quarterly basis by using a formula that applies a “loss factor” (determined as set forth below) to the Company’s earned premiums for such quarter. At the beginning of each year, the Loss Reserve Committee determines the appropriate loss factor for the year based on (i) a loss reserving study that assesses the mix of the Company’s insured portfolio and the latest industry data, including historical bond default and recovery experience, for the relevant sectors of the fixed income market, (ii) rating agency studies of bond defaults and (iii) other relevant market factors.

When a case basis reserve is established, MBIA reclassifies the required amount from its unallocated loss reserve to its case basis loss reserve. Therefore, although MBIA accrues an unallocated loss reserve by applying a loss factor to earned premium, the available unallocated loss reserve will be directly impacted by case basis reserves established in the same period. At the end of each quarter, in the event of the establishment of any significant loss reserves for such quarter, the Company would evaluate the adequacy of the remaining unallocated loss reserve.

MBIA establishes new case basis reserves with respect to an insurance policy when its Loss Reserve Committee determines that (i) a claim has

(23)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

been made or is likely to be made in the future with respect to such policy and (ii) the amount of the ultimate loss that MBIA will incur under such policy can be reasonably estimated. The amount of the case basis reserve with respect to any policy is based on the net present value of the expected ultimate losses and loss adjustment expense payments that the Company expects to pay with respect to such policy, net of expected recoveries under salvage and subrogation rights. The amount of the expected loss is discounted based on a discount rate equal to the actual yield of the Company’s fixed-income portfolio at the end of the preceding fiscal quarter. Various variables are taken into account in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and credit worthiness of the underlying issuer of the insured obligations, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligations, the projected cash flow or market value of any assets that support the insured obligation and the historical and projected loss rates on such assets. Factors that may affect the actual ultimate realized losses for any line of business include the state of the economy, changes in interest rates, rates of inflation and the salvage values of specific collateral. MBIA believes that reasonably likely changes in any of these factors are not likely to have a material impact on its recorded level of reserves, financial results or financial position, or liquidity.

The following table shows the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves at the end of the third quarters of 2003 and 2002, as well as its loss provision and loss ratios for the first nine months of 2003 and 2002:

	September 30,		Percent Change
In millions	2003	2002	2003 vs. 2002
Case-specific:
Gross	$266	$285	(6)%
Reinsurance recoverable on unpaid losses	63	44	43%

Net case reserves	203	241	(16)%
Unallocated	294	283	4%

Net loss and LAE reserves	$497	$524	(5)%

Losses incurred	$54	$45	19%

Loss ratio:
GAAP	10.0%	10.5%
Statutory	9.3%	9.1%

The increase in losses incurred in the first nine months of 2003 was a direct result of additional growth in net premiums earned.

Loss ratios are calculated by dividing losses incurred by net premiums earned and are a measurement of the Company’s underwriting performance. The statutory loss ratio only includes case losses incurred, while the GAAP ratio includes case losses incurred and the provision for unallocated losses.

(24)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

MBIA’s IPM Division is responsible for monitoring MBIA insured issues. The level and frequency of MBIA’s monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If IPM identifies concerns with respect to the performance of an insured issue it may designate such insured issue as “Caution List-Low,” “Caution List-Medium” or “Caution List-High.” The designation of any insured issue as “Caution List-Medium” or “Caution List-High” is based on the nature and extent of these concerns and requires that an increased monitoring and, if needed, a remediation plan be implemented for the related insured issue. In the event MBIA determines that it expects to pay a claim with respect to an insured issue, it establishes a case basis reserve for that insured issue. As of September 30, 2003, MBIA had 46 open case basis issues, of which 17 issues with an aggregate outstanding net insured par of approximately $867 million had case basis reserves for expected future claims.

RISK MANAGEMENT AND LOSS RESERVES The Company incurred $19 million in loss and loss adjustments in the third quarter of 2003, a 23% increase compared with $16 million in the third quarter of 2002. For the nine months ended September, 30 2003 the Company incurred $54 million in loss and loss adjustment expenses, a 19% increase compared with $45 million for the first nine months of 2002. The increases were driven by growth in scheduled earned premiums, which is the basis of the Company’s loss reserving formula. Total case-incurred activity was $16 million for the third quarter of 2003 and $45 million for the nine months ended September 30, 2003, which primarily included additional case reserves for MBIA’s guaranteed tax lien portfolios and Allegheny Health, Education and Research Foundation (AHERF) accretion.

In an effort to mitigate losses, MBIA is regularly involved in the ongoing remediations of credits that may involve, among other things, waivers or renegotiations of financial covenants or triggers, waivers of contractual provisions, the granting of consents, and the taking of various other remedial actions. The nature of any remedial action is based on the type of the insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, MBIA is able to improve its security position and to obtain concessions from the issuer of the insured bonds. Since it commenced operations, the Company has restructured only three insured bond issues, with an aggregate insured par amount of $352 million, two of which involved the extension of the term of the insured bonds by three and eight years. In no case was the principal amount of the insured bond issue increased or decreased or the interest rate reduced. The restructuring of an insured issue will generally not affect the amount of the Company’s case basis reserves established for the restructured issue, if any, except if as a result of such restructuring the Company’s estimate of the amount of its ultimate loss for such policy changes. MBIA has a case basis reserve with respect to one of the insured issues that it has restructured.

(25)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

In October 2003, the Delaware District Court granted MBIA’s motion for summary judgment and ordered Royal Indemnity Company (Royal) to pay all claims under its policies. MBIA filed a lawsuit in July 2002 to seek enforcement of eight insurance policies issued by Royal that guaranteed vocational loans originated by Student Finance Corporation. While Royal has indicated that they will appeal the order, MBIA expects that the order will be upheld on appeal. As part of the appeals process, which the Company expects to be initiated quickly, Royal is expected to post security to secure the judgment. A copy of the District Court’s order and its opinion in support of the order are available at MBIA’s Website, along with all other key documents related to the litigation.

Trenwick America Corporation (Trenwick) defaulted on payment of principal of its $75 million of senior notes that were due April 1, 2003, of which MBIA insured $55 million. MBIA paid the principal and interest due on April 1, and pursuant to an agreement that extended the maturity of the notes for an additional 120 days, Trenwick reimbursed MBIA for the accrued interest through April 1, 2003. MBIA is working closely with Trenwick’s management, regulatory authorities and other creditors in a related bankruptcy proceeding to ensure the orderly run-off of the underlying insurance operations. Although MBIA has established a case loss reserve for this insured obligation, it currently expects that it will ultimately recover the majority of the amounts it paid under the policy.

In the case of two credit card securitizations insured for the Spiegel Group, a payout event has occurred and, as a result, all collections, after payment of expenses and servicing fees, are being used to pay down the MBIA-insured notes. The Office of the Comptroller of the Currency required First Consumers National Bank, the servicer for credit card receivables backing the transactions, to resign as servicer by June 30, 2003. In response, MBIA has transferred collateral servicing to Cardholder Management Services (“CMS”). As previously announced, MBIA had increased the amount of credit enhancement in the insured transactions as a result of the settlement agreement with Spiegel in May 2002. The Company has $659 million of net par exposure to the Spiegel Credit Card Master Note Trust, which is expected to amortize over the next four years. MBIA does not expect any losses on this exposure at this time.

The airport sector saw slight increases in traffic as the air travel industry recovers from the September 11th tragedy, the Iraq war, the economic downturn and the SARS epidemic. Domestic airports continued adjusting well to shifts in hub activity by major airlines and also benefited from the growth of discount and regional airlines. The Company continues to monitor this sector closely, but to date is satisfied that airports around the world are adjusting appropriately to reduced traffic levels. As of September 30, 2003, MBIA’s global airport exposure was $20.4 billion, which is 3.9% of the Company’s total net par outstanding.

In July 2003, UICI notified MBIA that they had discovered a shortfall in the type and amount of collateral supporting two securitized student

(26)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

loan financing facilities, as well as a failure to comply with reporting obligations under the financing documents of several student loan securitizations sponsored by its wholly-owned subsidiary, Academic Management Services (AMS). At that time, MBIA insured four securitizations, which were largely backed by federal government guaranteed student loans. UICI, pursuant to two sets of agreements with MBIA, has corrected collateral deficiencies with asset infusions aggregating over $270 million. On October 30, 2003, UICI announced it had entered into a definitive agreement to sell the common stock of AMS to SLM Corporation (“Sallie Mae”). As part of the transaction, Sallie Mae has agreed to assume responsibility for liquidating and terminating the remaining special purpose financing facilities through which AMS securitized student loans, including the remaining three financing liabilities insured by MBIA. At September 30, 2003, the Company’s gross exposure associated with these facilities was $854 million and its net exposure was $790 million. Due to the remedial actions taken by UICI, the Company does not anticipate any losses on its insured transactions.

REINSURANCE Reinsurance enables the Company to cede exposure and comply with its single risk and credit guidelines. The rating agencies continuously review reinsurers providing coverage to the financial guarantee industry. Many of MBIA’s reinsurers have been downgraded, and others remain under review. As of December 31, 2002, reinsurers rated Double-A and above represented 90% of MBIA’s ceded par. As a result of downgrades during 2003, this percentage as of September 30, 2003 was 55%. When a reinsurer is downgraded, less capital credit is given to MBIA under rating agency models. The reduced capital credit has not and is not expected to have a material adverse effect on the Company. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including the downgrade of the reinsurers. The Company remains liable on a primary basis for all reinsured risks, and although the Company believes that its reinsurers remain capable of meeting their obligations, there can be no assurance that the reinsurers will be able to meet these obligations.

The Company is currently in discussions with several reinsurers regarding the potential reassumption of the business ceded to those reinsurers. In addition, MBIA launched several initiatives aimed at increasing its Triple-A reinsurance capacity, including the investment of $25 million in RAM Reinsurance Company, a Triple-A rated financial guarantee reinsurer located in Bermuda. The Company’s investment, among other things, enabled RAM Reinsurance Company to maintain its Triple-A rating. As previously announced, MBIA is also working with other potential investors regarding the formation of a new financial guarantee reinsurance company, Channel Reinsurance Ltd (Channel Re). The formation of Channel Re is still subject to final documentation, the satisfaction of certain conditions and the completion of the rating agency review.

(27)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

As of September 30, 2003, the aggregate amount of insured par ceded by MBIA to reinsurers was approximately $109 billion. The following table shows the percentage ceded to, and reinsurance recoverables from, reinsurers by Standard & Poor’s rating levels.

Reinsurers’ Standard & Poor’s Rating Range	Percent of Total Par Ceded	Reinsurance Recoverable (in thousands)
AAA	31.94%	$12,079
AA	23.12%	31,592
A	30.99%	14,883
BBB	.10%	333
Non-Investment Grade	.29%	—
Not Currently Rated	13.56%	4,608

Total	100%	$63,495

Two reinsurers within the AAA rating category represent approximately 27.12% of total par ceded by MBIA; two reinsurers within the AA rating category represent approximately 20.01% of total par ceded by MBIA; and two reinsurers within the A rating category represent approximately 21.74% of total par ceded by MBIA.

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

The Company’s policy acquisition costs, operating expenses and total insurance operating expenses, as well as related expense ratios, are shown below:

					Percent Change
					3rd Quarter	Year-to- date
	3rd Quarter		Year-to-date		2003 vs. 2002	2003 vs. 2002
In millions	2003	2002	2003	2002
Gross expenses	$58	$52	$178	$151	12%	18%

Amortization of deferred acquisition costs	$15	$13	$43	$35	20%	22%
Operating expenses	24	22	77	64	12%	21%

Total insurance operating expenses	$39	$35	$120	$99	15%	21%

Expense ratio:
GAAP	20.4%	22.4%	22.2%	23.0%
Statutory	12.8%	13.1%	12.8%	18.2%

In the third quarter of 2003, the amortization of deferred acquisition costs of $15 million increased 20% over the third quarter of 2002, while for the first nine months of 2003, the amortization of deferred acquisition costs increased to $43 million, up 22% from the first nine months of 2002. These increases are consistent with the associated rise in net premiums earned. The ratio of policy acquisition costs, net of deferrals, to earned premiums has remained steady at 8% in the third quarters and first nine months of 2003 and 2002. In 2003, there continued to be a decline in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums.

Operating expenses increased 12% from $22 million in the third quarter of 2002 to $24 million in the third quarter of 2003. For the first nine months of 2003 operating expenses were $77 million, up 21%, from $64 million in the first nine months of 2002. New business activity, non-recurring expenses in the second quarter of 2003 to establish TRF and an increase in premium taxes all contributed to higher expenses in 2003.

Financial guarantee insurance companies use the statutory expense ratio (expenses before deferrals divided by net premiums written) as a measure of expense management. The Company’s third quarter 2003 statutory expense ratio of 12.8% is below the third quarter 2002 ratio of 13.1%. For the first nine months of 2003, the statutory expense ratio was 12.8%, which was well below 18.2% reported for the first nine months of 2002. This decrease is largely due to the increase in net premiums written and the increase in ceding commissions.

The GAAP expense ratio of 20.4% for 2003’s third quarter is below the third quarter 2002 ratio of 22.4%. The GAAP expense ratio for the first nine months of 2003 was 22.2%, which is below the 2002 ratio of 23.0% at September 30, 2002. The increase in operating expenses described above was offset by the increase in net premiums earned.

(29)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Investment Management Services

MBIA’s investment management operations have been consolidated under MBIA Asset Management, LLC since 1998. MBIA Asset Management, LLC owns 1838 Investment Advisors, LLC (1838), MBIA Municipal Investors Service Corp. (MBIA-MISC), MBIA Investment Management Corp. (IMC), MBIA Capital Management Corp. (CMC), as well as the Conduits, which were consolidated in the third quarter of 2003. MBIA Global Funding, LLC (GFL) and Euro Asset Acquisition, Ltd. (EAAL), subsidiaries of the Company, also operate as part of the asset management business.

Since 1998, the asset management businesses have had solid performances. However, in 2002, the asset management business suffered from a further weakening in the equity markets and, to a lesser extent, the low interest rate environment. Equity markets continued to negatively impact revenue during the first nine months of 2003, while the fixed income business showed promising results. For the first nine months of 2003 and 2002, consolidated revenues increased 3% to $86 from $83 million respectively. Expenses for the first nine months of 2003 were up 6% to $48 million from $45 million in 2002. Despite a solid performance in the fixed income business, pre-tax operating income for the nine months of 2003 decreased 1% to $38 million. In the third quarter of 2003, revenues showed slight improvement, up 9% from the third quarter of 2002 to $30 million, while expenses were $16 million, up 3% from the third quarter of 2002.

Assets under management at September 30, 2003, which does not include Conduit assets, were $37.1 billion, 5% above the level at September 30, 2002. Fixed-income assets increased 12%, while equity assets decreased 36%. Conduit assets are held to their contractual maturity and are not part of the Company’s assets under management. The following table summarizes the consolidated investment management results and assets under management:

					Percent Change
					3rd Quarter	Year-to- date
	3rd Quarter		Year-to-date		2003 vs. 2002	2003 vs. 2002
In millions	2003	2002	2003	2002
Revenues	$30	$27	$86	$83	9%	3%
Expenses	16	15	48	45	3%	6%

Operating income	$14	$12	$38	$38	16%	(1)%

Ending asset under management:
Fixed-income			$33,873	$30,224		12%
Equities			3,224	5,004		(36)%

Total			$37,097	$35,228		5%

(30)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The following provides a summary of each of the asset management businesses:

1838 is a full-service asset management firm with an institutional focus. It manages equity, fixed-income and balanced portfolios for a client base comprised of municipalities, endowments, foundations, corporate employee benefit plans and high-net-worth individuals. 1838’s results were significantly impacted by the continued weakening of the equity markets. Assets under management at September 30, 2003 were $3.8 billion, a decline of 34% from $5.8 billion at September 30, 2002.

MBIA-MISC provides investment management programs including pooled investment products, customized asset management and bond proceeds investment services. In addition, MBIA-MISC provides portfolio accounting and reporting for state and local governments including school districts. MBIA-MISC is a Securities and Exchange Commission (SEC)-registered investment adviser. MBIA-MISC had $11.2 billion in assets under management at September 30, 2003, up 11% from $10.1 billion at September 30, 2002. While assets under management have increased, the low interest rate environment has had a negative impact on revenues.

IMC provides customized investments for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provides customized products for funds that are invested as part of asset-backed or structured product issuance.

GFL was formed in 2002 as an extension of the Company’s asset management business. GFL raises funds through the issuance of medium-term notes with varying maturities (GFL MTN’s), which are in turn guaranteed by MBIA Corp. GFL lends the proceeds of these GFL MTN issuances to the Company (GFL Loans). Under an agreement between the Company and MBIA Corp., the Company invests the proceeds of the GFL Loans in eligible investments (the GFL Investments), which consists of securities with a minimum Double-A quality. The GFL Investments are pledged to MBIA Corp.

EAAL, a U.K. company, was formed in 2003 as an extension of the Company’s asset management business. Under an agreement between the Company and EAAL, the Company, from time to time, loans EAAL funds at market rates. EAAL invests these funds primarily in non-144A eligible securities and bearer note issues.

At September 30, 2003, principal and accrued interest outstanding on IMC, GFL and EAAL investment, repurchase agreement and medium-term note obligations and securities sold under agreements to repurchase totaled $9.1 billion, compared with $7.6 billion at September 30, 2002. Assets supporting these agreements had market values of $9.2 billion and $8.0 billion at September 30, 2003 and September 30, 2002, respectively. These assets are comprised of high-quality securities with an average credit quality rating of double-A.

(31)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

CMC is a SEC-registered investment adviser and National Association of Securities Dealers member firm. CMC specializes in fixed-income management for institutional funds and provides investment management services related to IMC’s investment agreement portfolio, GFL’s medium-term note and investment agreement portfolio, EAAL’s investment portfolio, MBIA-MISC’s municipal cash management programs and the Company’s insurance and corporate investment portfolios. At September 30, 2003, the market value of CMC’s third-party assets under management was $3.0 billion, compared with $2.5 billion at September 30, 2002. The market value of assets related to the Company’s insurance and corporate investment portfolios managed by CMC were $9.6 billion at September 30, 2003, up 9% from $8.8 billion at September 30, 2002.

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

In the third quarter of 2003, the municipal services operation reported operating income of $252 thousand, compared with operating income of $99 thousand in the third quarter of 2002. For the first nine months of 2003, operating income was $431 thousand, up from the $292 thousand reported in the first nine months of last year. 2003 third quarter revenues grew slightly more than expenses, with 11% and 9% growth rates, respectively, over 2002’s third quarter. Revenues and expenses grew at an equal pace, 14%, compared to the first nine months of 2002. Municipal contracts and contingency fee billings were the main drivers behind the increase in municipal service revenues.

The MuniServices Company is the majority owner of Capital Asset, which is in the business of acquiring and servicing tax liens. The Company became the majority owner in December 1998 when it acquired the interest of Capital Asset’s founder. MBIA Insurance Corporation (MBIA Corp.) has insured three securitizations of tax liens that were originated and continue to be serviced by Capital Asset. These securitizations were structured through the sale by Capital Asset of substantially all of its tax liens to three off-balance sheet qualifying special purpose vehicles that were established in connection with these securitizations. These qualifying special purpose vehicles are not part of the MBIA administered conduits discussed elsewhere in this report and are not included in the consolidation of the MBIA group. In the third quarter of 1999, Capital Asset engaged a specialty servicer of residential mortgages to help manage its business and operations and to assist in administering the portfolios supporting the securitizations insured by MBIA Corp. As of September 30, 2003, the aggregate gross insured amount in connection with these securitizations was approximately $180 million compared with $206 million at September 30, 2002. MBIA Corp. has established case reserves related to these policies based on the amount of redemptive balances of those tax liens

(32)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

underlying such policies that Capital Asset has decided to write off for a variety of reasons. MBIA will continue to evaluate the performance of the tax lien portfolio and establish reserves as and when necessary based on the same methodology. Since the ultimate collectability of tax liens is difficult to estimate, there can be no assurance that the case reserves established to date would be sufficient to cover all future claims under these policies.

In addition, Capital Asset has other contingent liabilities, including potential liabilities in connection with pending litigation in which it is involved. In the third quarter of 2003, Capital Asset finalized the settlement of a class action lawsuit that principally involved the rate of interest that Capital Asset could legally charge on tax and water and sewer liens in Pittsburgh. As part of the settlement, Capital Asset had to refund $8.9 million in interest collected with respect to the Pittsburgh liens and the QSPE that held the liens had to write down $17.6 million in accrued interest on the Pittsburgh liens. Capital Asset has established reserves in an amount it expects to be sufficient to cover the full amount of any refunds due.

Corporate

NET INVESTMENT INCOME Net investment income was down 15% in the third quarter of 2003 compared to the third quarter of 2002. For the nine months ended September 30, 2003 net investment income was down by 1%. The decreases were due to a lower interest rate environment despite a flat average asset base for the third quarter and an 18% increase for the first nine months of 2003 compared with the same periods of 2002.

INTEREST EXPENSE Interest expense increased to $17 million in 2003’s third quarter, up from $15 million in the same period last year. For the nine months ended September 30, 2003, interest expense was $51 million compared with $41 million for the first nine months of 2002. The increase resulted from an additional $200 million of debt issued during the latter part of the third quarter of 2002.

CORPORATE EXPENSES Corporate expenses decreased 51% compared with the third quarter of 2002 and decreased 22% when comparing the first nine months of 2003 to the first nine months of 2002. In 2003, corporate expenses benefited $2 million in the third quarter and $6 million in the first nine months due to a reallocation of expenses among MBIA’s business units. This benefit was offset by higher legal, auditing, consulting and severance expenses.

Gains and Losses

NET REALIZED GAINS Net realized gains of $18 million in the third quarter of 2003 consisted of gross realized gains of $36 million and gross realized losses of $18 million. In the third quarter of 2002, net realized gains were $2 million, consisting of gross realized gains of $12 million and gross realized losses of $10 million. For the first nine months of 2003, net realized gains totaled $69 million compared with net realized gains of $1 million for the first nine months of 2002. The increase in net realized gains in 2003 primarily resulted from the Company’s investment portfolio duration shortening strategy. Overall, the gains and losses generated reflect the active management of the Company’s investment portfolio.

(33)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS Net unrealized gains were $1 million for the third quarter of 2003 compared with $9 million of net unrealized losses in 2002’s third quarter. For the first nine months of 2003, net unrealized gains were $104 million versus net unrealized losses of $11 million for the same period last year. This change was primarily attributable to the Company’s insured synthetic collateralized debt obligation (CDO) portfolio. MBIA’s valuation of synthetic CDOs is sensitive to, among other factors, changes in credit spreads, and, therefore, the unrealized gain reflects the impact of tighter credit spreads in the investment grade bond market in the first nine months of 2003. Other factors that will affect the fair value of the Company’s insured credit derivatives are underlying collateral performance, changes in interest rates and the passage of time. As noted in previous quarters, the requirement to mark-to-market the Company’s synthetic CDOs can cause significant volatility in its reported results without necessarily providing any additional information regarding the likelihood of future credit losses. As previously reported, the Company added an additional third-party data source in the first quarter of 2003 to avoid undue reliance on any single data vendor, as well as to enhance its assessment of fair values.

Taxes

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, the tax rate fluctuates from time to time as the Company manages its investment portfolio on a total return basis. In addition, the tax rate for the first nine months of 2003 has increased due to the unrealized gains from the fair value of derivative instruments. The effective tax rate increased from 26.1% for the third quarter of 2002 to 29.6% for the third quarter of 2003. For the first nine months of 2002 and 2003 the effective tax rate was 26.2% and 28.9%, respectively.

(34)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

CAPITAL RESOURCES

The Company carefully manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its Triple-A claims-paying ratings. At September 30, 2003, total claims-paying resources for MBIA Corp. stood at $12.4 billion, a 12% increase over December 31, 2002. Components of total claims-paying resources are shown in the following table:

In millions	September 30, 2003	December 31, 2002	Percent change
			2003 vs. 2002
Capital and surplus	$3,528	$3,158	12%
Contingency reserve	2,343	2,277	3%

Capital base	5,871	5,435	8%
Unearned premium reserve	2,998	2,774	8%
Present value of installment premiums (1)	1,836	1,300	41%

Premium resources	4,834	4,074	19%
Loss and loss adjustment expense reserves	203	245	(17)%
Standby line of credit/stop loss facilities (2)	1,461	1,261	16%

Total claims-paying resources	$12,369	$11,015	12%

(1)	The first three quarters of 2003 were discounted at 5.6%, 5.3% and 5.1%, respectively, while 2002 was discounted at 9.0%
(2)	$225 million of stop loss and equity-based facilities were terminated in November 2003.

Total shareholders’ equity at September 30, 2003 was $6.1 billion and total long-term borrowings were $1.0 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital. The following table shows the Company’s long-term debt and the ratio used to measure it:

	September 30, 2003	December 31, 2002
Long-term debt (in millions)	$1,013	$1,033
Long-term debt to total capital	14%	16%

In July of 1999, the board of directors authorized the repurchase of 11.25 million shares of common stock of the Company. The Company began the repurchase program in the fourth quarter of 1999. As of September 30, 2003, the Company had repurchased a total of 9.2 million shares at an average price of $41.09 per share.

In addition to its capital, the Company has various soft capital facilities, such as lines of credit, stop-loss mechanisms and other equity-based facilities at its disposal, which increase its claims-paying resources.

MBIA Corp. has a $700 million standby line of credit facility with a group of major triple-A rated banks to provide funds for the payment of claims in excess of the greater of $900 million or 5% of average annual debt service with respect to public finance transactions. The agreement is for a seven-year term, which expires on October 31, 2009. MBIA is in the process of extending this facility to October 31, 2010.

(35)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Subsequent to September 30, 2003, MBIA Corp. terminated several stop loss and equity-based facilities with its reinsurers totaling $225 million. Currently, MBIA Corp. maintains $36 million of stop loss reinsurance coverage with a double-A rated reinsurer. This facility covers losses relating to the global structured finance portfolio in force as of December 31, 2002 that are incurred during a 7-year period beginning January 1, 2002 and are in excess of an attachment point ($1.01 billion for 2002). In addition, MBIA Inc. maintains a 10-year facility maturing in 2011 for $100 million. This facility allows the Company to issue subordinated securities and can be drawn upon if MBIA incurs cumulative losses (net of any recoveries) above an annually adjusted attachment point. This attachment point was $1.65 billion in 2002 and is $1.76 billion in 2003. Through these facilities, MBIA has a total of $136 million of soft capital provided by reinsurers. At the beginning of 2002, 90% of these facilities, including the recently terminated facilities, were from triple-A rated counterparties and 10% were from double-A rated counterparties. Due to reinsurer downgrades, at September 30, 2003, this declined to 38% from double-A rated counterparties and 62% from single-A rated counterparties. As a result, the Company terminated several of these facilities as noted above. The remaining $136 million in facilities are from double-A rated counterparties.

MBIA Corp. has access to $400 million of Money Market Committed Preferred Custodial Trust securities (CPS securities) that were issued by eight Trusts which were created for the primary purpose of issuing CPS securities and investing the proceeds in high quality commercial paper or short-term U.S. government obligations. MBIA Corp. has a put option to sell to the Trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the Trusts will transfer the proceeds to MBIA Corp. in exchange for the preferred stock that will be held by the Trusts. The Trusts are vehicles for providing MBIA Corp. the opportunity to access capital at its sole discretion through the exercise of the put options. The Trusts are rated AA/Aa2 by Standard and Poor’s and Moody’s, respectively. To date, MBIA Corp. has not exercised its put options under any of these arrangements.

From time to time, MBIA accesses the capital markets to support the growth of its businesses. In March 2002, MBIA filed Form S-3 with the SEC utilizing a “shelf” registration process. Under this process, the Company may issue up to $400 million of the securities described in the prospectus filed as part of the registration, namely, senior debt securities, subordinated debt securities, preferred stock and common stock of the Company. In August 2002, the Company issued $300 million of 20-year senior notes carrying a coupon rate of 6.4%. Part of the proceeds of these notes were used to redeem the Company’s $100 million 8.2% debentures due October 1, 2022. As of September 30, 2003, $100 million of the shelf registration remained. In June 2003, MBIA filed a new shelf registration with the SEC on Form S-3 for $400 million, which is pending approval.

(36)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

LIQUIDITY

Cash flow needs at the parent Company level are primarily for dividends to its shareholders and interest payments on its debt. Liquidity and operating cash requirements of the Company are met by its cash flows generated from operations, which were more than adequate in the first nine months of 2003. Management of the Company believes that cash flows from operations will be sufficient to meet the Company’s liquidity and operating cash requirements for the foreseeable future.

Cash requirements have historically been met through dividend payments by MBIA Corp., which generates substantial cash flow from premium writings and investment income. In the first nine months of 2003, the Company’s operating cash flow totaled $771 million compared with $564 million in the first nine months of 2002. The majority of net cash provided by operating activities is generated from the Company’s insurance operations.

Under New York State insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In MBIA Corp.’s case, dividends in any 12-month period cannot be greater than 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements. During the third quarter of 2003, MBIA Corp. declared and paid dividends of $60 million to the Company. Based upon the filing of its third quarter 2003 statutory financial statement, MBIA Corp. had dividend capacity of $115 million for the third quarter of 2003 without special regulatory approval. Based on the projected future earnings of MBIA Corp., the Company believes MBIA Corp.’s dividend capacity will continue to be replenished each quarter. Management expects the dividend capacity of MBIA Corp. will continue to be sufficient to meet the Company’s cash requirements for the foreseeable future.

The Company has significant liquidity supporting its businesses. At the end of the third quarter of 2003, cash equivalents and short-term investments totaled $1.3 billion. Should significant cash flow reductions occur in any of its businesses for any combination of reasons, MBIA has additional alternatives for meeting ongoing cash requirements. They include selling or pledging its fixed-income investments in its investment portfolio, tapping existing liquidity facilities and new borrowings.

The Company has substantial external borrowing capacity. It maintains two short-term bank lines totaling $675 million with a group of highly rated global banks, a $225 million facility with a term of 364 days and a $450 million facility with a four-year term. As of September 30, 2003, there were no balances outstanding under these lines.

(37)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At September 30, 2003, the fair value of the consolidated investment portfolio was $28.0 billion, as shown below:

	September 30,	December 31,	Percent Change
In millions	2003	2002	2003 vs. 2002
Insurance operations:
Amortized cost	$9,062	$8,273	10%
Unrealized gain	549	529	4%

Fair value	$9,611	$8,802	9%

Corporate:
Amortized cost	$107	$183	(42)%
Unrealized gain	5	9	(44)%

Fair value	$112	$192	(42)%

Investment agreement, medium-term note and conduit:
Amortized cost	$17,852	$7,727	131%
Unrealized gain	394	374	5%

Fair value	$18,246	$8,101	125%

Total portfolio at fair value	$27,969	$17,095	64%

Growth in insurance-related investments in the first nine months of 2003 was the result of positive cash flow from operations. The fair value of investments related to the investment agreement and medium-term note businesses increased to $9.2 billion from $8.1 billion at December 31, 2002. This increase was a result of growth in IMC’s investment and repurchase agreement program, as well as the new GFL medium-term note program. The TRF investment portfolio, established in the second quarter of 2003, and the consolidation of the conduits in the third quarter of 2003 contributed an additional $9.0 billion.

The fixed-maturity investment portfolios are considered to be available-for-sale, with the exception of the Conduit portfolios, and the differences between their fair value and amortized cost, net of applicable taxes, are reflected in accumulated other comprehensive income in shareholders’ equity. Fair value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates occurring after a fixed-income security is purchased, although other factors influence fair value, including credit-related actions, supply and demand forces and other market factors. The weighted-average credit quality of the Company’s fixed-income portfolios has been maintained at double-A since its inception. The Company generally intends to hold most of its investments to maturity as part of its risk management strategy. Due to this risk management strategy, the unrealized gain currently recorded in accumulated other comprehensive income in the shareholders’

(38)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

equity section of the balance sheet will decrease over time as the investments approach maturity. As a result, the Company expects to realize a value substantially equal to amortized cost. The Conduit portfolios are considered held-to-maturity, as the Company has the ability and intent to hold these investments to their contractual maturity. Therefore, these portfolios are reported at amortized cost and are not adjusted to reflect unrealized changes in fair value.

MBIA’s consolidated investment portfolio, excluding conduit investments (the Investment Portfolio), includes investments that are insured by MBIA Corp. (MBIA Insured Investments). As of September 30, 2003, the Investment Portfolio was approximately $18.9 billion, of which approximately $4.2 billion, or 22%, consisted of MBIA Insured Investments. Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the Investment Portfolio, as of September 30, 2003, based on the actual or estimated underlying ratings (i) the weighted average rating of the Investment Portfolio would be in the double “A” range, (ii) the average weighted rating of just the MBIA Insured Investments in the Investment Portfolio would be in the single “A” range and (iii) approximately 1.7% of the Investment Portfolio would be rated below investment grade. See the “Consolidation of Conduits” section for additional disclosure on Conduit investment credit ratings.

The Company generates significant liquidity from its operations. Because of its risk management policies and procedures, diversification and reinsurance, the Company believes that the occurrence of an event that would significantly adversely affect liquidity is unlikely.

(39)

PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the quarter ended September 30, 2003. For additional information on market risk, refer to page 35 of the Company’s 2002 Annual Report, portions of which were filed as Exhibit 13 to the Company’s Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

The Company carried out an evaluation as of September 30, 2003 under the supervision of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that all information relating to the Company required to be included in this quarterly report has been made known in a timely fashion. During the last fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 15, 2002 MBIA Insurance Corporation and Subsidiaries (MBIA Corp.) and Wells Fargo Bank Minnesota, N.A. (Wells Fargo), in its capacity as trustee, jointly filed suit in Delaware federal district court against Royal Indemnity Company (Royal) to enforce insurance policies that Royal issued (the Royal Policies) to guarantee vocational loans originated by Student Finance Corporation (SFC). MBIA Corp. insured eight securitizations, which had a total gross par outstanding of approximately $363 million as of September 30, 2003, that were collateralized by the vocational student loans originated by SFC and guaranteed by Royal. The Royal Policies guarantee the payment of all the principal plus 90 days interest on all of the vocational loans in the securitizations insured by MBIA Corp. and state that “notwithstanding any other provision of (the) policy to the contrary, the right of the beneficiary to receive payment for loss under (the) policy after payment of the initial premium by the insured shall be absolute, irrevocable and unconditional.”

In their complaints, MBIA Corp. and Wells Fargo allege that Royal has committed anticipatory breaches of the Royal Policies. Previously, in June 2002, Royal brought suit against Well Fargo and other parties, not including MBIA Corp., seeking a declaration that it is not obligated to pay on the Royal Policies, and seeking rescission

(40)

of the Royal Policies, on the grounds that SFC, its subsidiaries, and other related parties engaged in fraudulent behavior and/or made negligent misrepresentations regarding the collateralized loans.

To date, claims in the amount of approximately $337 million have been made under the Royal Policies with respect to student loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the Royal Policies with respect to student loans that may default in the future. In the event that Royal does not honor claims under the Royal Policies during the pendency of the litigation, MBIA Corp. will be required to make payments under its policies in respect of scheduled interest and principal on the notes insured under the MBIA Corp. policies. MBIA Corp. expects ultimately to recover from Royal any payments it makes under its policies.

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

In October 2003, the Delaware District Court granted MBIA’s motion for summary judgment and ordered Royal Indemnity Company (Royal) to pay all claims under its policies. MBIA filed a lawsuit in July 2002 to seek enforcement of eight insurance policies issued by Royal that guaranteed vocational loans originated by Student Finance Corporation. While Royal has indicated that they will appeal the order, MBIA expects that the order will be upheld on appeal. As part of the appeals process, which the Company expects to be initiated quickly, Royal is expected to post security to secure the judgment. A copy of the District Court’s order and its opinion in support of the order are available at MBIA’s website, along with all other key documents related to the litigation.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

31.1	Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 302 Certification

31.2	Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 302 Certification

32.1	Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 906 Certification

32.2	Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 906 Certification

99.1	Additional Exhibits—MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

(41)

Reports on Form 8-K:

The Company filed one Form 8-K during the third quarter. On August 5, 2003, the Company issued a press release announcing its results for the quarter ended June 30, 2003.

(42)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc.
Registrant

Date: November 13, 2003	/s/ Neil G. Budnick
Neil G. Budnick
Chief Financial Officer

Date: November 13, 2003	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller
(Principal Accounting Officer)

(43)