Form 10-K
period 2003-12-31
MBIA INC
filed 2004-03-12
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended December 31, 2003.

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒        No    ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as specified in Rule 12 b-2 of the Act).    Yes    ☒        No    ☐.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was $7,016,183,753.

As of March 8, 2004, 144,380,591 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference. Portions of the Definitive Proxy Statement of the Registrant, which will be filed on or before April 30, 2004, are incorporated by reference into Parts I and III.

PART I

Item 1. Business

MBIA Inc. (the “Company”) was incorporated as a business corporation under the laws of the state of Connecticut in 1986. The Company is engaged in providing financial guarantee insurance, investment management services and municipal and other services to public finance and structured finance clients on a global basis. Financial guarantee insurance provides an unconditional and irrevocable guarantee of the payment of the principal of, and interest or other amounts owing on, insured obligations when due. The Company conducts its financial guarantee business through its wholly-owned subsidiary, MBIA Insurance Corporation (“MBIA Corp.”). MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association (the “Association”) which began writing financial guarantees for municipal bonds in 1974. MBIA Corp. is the parent of MBIA Insurance Corp. of Illinois (“MBIA Illinois”) and Capital Markets Assurance Corporation (“CapMAC”), both financial guarantee companies that were acquired by MBIA Corp. MBIA Corp. also owns MBIA Assurance S.A. (“MBIA Assurance), a French insurance company, which writes financial guarantee insurance in the member countries of the European Union. Generally, throughout the text, references to MBIA Corp. include the activities of its subsidiaries, MBIA Illinois, MBIA Assurance and CapMAC.

MBIA Corp. primarily insures financial obligations which are sold in the new issue and secondary markets. It also provides financial guarantees for debt service reserve funds. As a result of the Triple-A ratings assigned to insured obligations, the principal economic value of financial guarantee insurance is the lower interest cost of an insured obligation relative to the same obligation on an uninsured basis. In addition, for complex financings and for obligations of issuers that are not well-known by investors, insured obligations receive greater market acceptance than uninsured obligations.

MBIA Corp. issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public purpose projects, bonds issued by sovereign and sub-sovereign entities and obligations collateralized by diverse pools of corporate loans and credit default swaps, and also pools of corporate and asset-backed bonds, both in the new issue and secondary markets. The municipal obligations that MBIA Corp. insures include tax-exempt and taxable indebtedness of states, counties, cities, utility districts and other political subdivisions, as well as airports, higher education and health care facilities and similar authorities and obligations issued by private entities that finance projects that serve a substantial public purpose. The asset-backed and structured finance obligations insured by MBIA Corp. typically consist of securities that are payable from or which are tied to the performance of a specified pool of assets that in most cases have a defined cash flow, such as residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, trade and export receivables, equipment and real property leases, and infrastructure projects.

MBIA Corp. also insures privately issued bonds used for the financing of public purpose projects which are primarily located overseas and include toll roads, bridges, airports, public transportation facilities and other types of infrastructure projects that serve a substantial public purpose. While in the United States projects of this nature are financed through the issuance of tax-exempt bonds by special purpose, government sponsored tax-exempt entities, the general absence of tax-advantaged financing, among other reasons, has led to the transfer of the operation of many such public purpose projects to the private sector. Generally, the private entities operate under a concession agreement with the sponsoring government agency, which maintains a level of regulatory oversight and control over the project.

MBIA Corp. has Triple-A financial strength ratings from Standard and Poor’s Corporation (“S&P”), which the Association received in 1974; from Moody’s Investors Service, Inc. (“Moody’s”), which the Association received in 1984; from Fitch, Inc. (“Fitch”), which MBIA Corp. received in 1995; and from Rating and Investment Information, Inc. (“RII”), which it received in 1998. Obligations which are guaranteed by MBIA Corp. are rated Triple-A primarily based on these financial strength ratings of MBIA Corp. Both S&P and Moody’s have also continued the Triple-A rating on MBIA Assurance, MBIA Illinois and CapMAC guaranteed bond issues. The Triple-A ratings are important to the operation of the Company’s business and any reduction in these ratings could have a material adverse effect on MBIA Corp.’s ability to compete and could also have a material adverse effect on the business, operations and financial results of the Company.

The Company also provides investment management products and financial services through its wholly owned subsidiary MBIA Asset Management LLC (“MBIA Asset Management”). MBIA Asset Management offers cash management, customized asset management and investment consulting services to local governments, school districts and other institutional clients. It offers fixed-income asset management services for the investment portfolios of the Company, MBIA Corp. and other affiliates and also for third-party clients, and it owns 1838 Investment Advisors, LLC (“1838”), an investment advisor to equity mutual funds and third-party clients. MBIA Asset Management raises funds for investment management through the issuance of investment agreements, which are issued by the Company and guaranteed by MBIA Corp., to states and municipalities and as part of asset-backed or structured securities for the investment of bond proceeds and other funds. It also raises funds through the issuance of medium-term notes (“MTNs”) which are issued by its affiliate MBIA Global Funding, LLC (“GFL”) and guaranteed by MBIA Corp. MBIA Asset Management invests the proceeds of the investment agreements and MTNs in high quality eligible investments both in the United States and abroad. MBIA Asset Management offers these services and products through MBIA Municipal Investors Service Corporation (“MBIA-MISC”), MBIA Investment Management Corp. (“IMC”), MBIA Capital Management Corp. (“CMC”), GFL and Euro Asset Acquisition Limited (“EAAL”).

MBIA Asset Management also administers three multi-seller conduit financing vehicles, Triple-A One Funding Corp., Meridian Funding Company, LLC and Polaris Funding Company, LLC (together, the “Conduits”) through MBIA Asset Finance, LLC. The Conduits provide funding for multiple customers through special purpose vehicles that issue primarily commercial paper and medium-term notes.

MBIA MuniServices Company (“MuniServices”) provides revenue enhancement services and products, such as discovery, audit, collections/recovery, enforcement and information services, to state and local governments. The Company also owns Capital Asset Holdings GP, Inc. and certain affiliated entities (collectively, “Capital Asset”). Capital Asset was in the business of acquiring and servicing tax liens. The Company has subsequently exited the tax lien business and Capital Asset’s primary activity is servicing three tax lien securitizations insured by MBIA Corp.

Statements included in this Form 10-K which are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “intend,” “will likely result,” or “will continue,” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of their respective dates. The following are some of the factors that could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements: (1) fluctuations in the economic, credit, interest rate or foreign currency environment in the United States or abroad; (2) level of activity within the national and international credit markets; (3) competitive conditions and pricing levels; (4) legislative or regulatory developments; (5) technological developments; (6) changes in tax laws; (7) the effects of mergers, acquisitions and divestitures; and (8) uncertainties that have not been identified at this time. The Company undertakes no obligation to publicly correct or update any forward-looking statement if it later becomes aware that such result is not likely to be achieved.

MBIA Corp. Insured Portfolio

At December 31, 2003, the net par amount outstanding on MBIA Corp.’s insured obligations (including insured obligations of MBIA Illinois, MBIA Assurance and CapMAC, but excluding $9.6 billion of MBIA insured investment agreements and MTNs for MBIA Asset Management) was $541.0 billion. Net insurance in force, which includes all insured debt service, at December 31, 2003 was $835.8 billion.

Because MBIA Corp. generally guarantees to the holder of the underlying obligation the timely payment of amounts due on such obligation in accordance with its original payment schedule, in the case of a default on an insured obligation, payments under the insurance policy cannot be accelerated unless MBIA Corp. consents to the acceleration. Otherwise, MBIA Corp. is required to pay principal, interest or other amounts only as originally scheduled payments come due. However, MBIA Corp. may from time to time insure obligations under credit default swaps which by their terms require that termination payments be paid at the time of the default of the underlying reference obligation(s). Termination payments are generally calculated by deducting the market value of the reference obligation on the termination date from the specified amount of the reference obligation. The Company estimates that the liquidity needs arising from future termination payments are modest due to MBIA Corp.’s strategy of insuring such obligations with high levels of subordination and credit enhancement.

MBIA Corp. seeks to maintain a diversified insured portfolio and has designed the insured portfolio to manage and diversify risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic area. As of December 31, 2003, MBIA Corp. had 31,002 policies outstanding (excluding 757 policies relating to MBIA Asset Management transactions guaranteed by MBIA Corp.). These policies are diversified among 10,791 “credits,” which MBIA Corp. defines as any group of issues supported by the same revenue source.

The table below sets forth information with respect to the original par amount insured per issue in MBIA Corp.’s portfolio as of December 31, 2003:

MBIA Corp. Original Par Amount Per Issue as of December 31, 2003 (1)

Original Par Amount Written Per Issue	Number of Issues Outstanding	% of Total Number of Issues Outstanding	Net Par Amount Outstanding	% of Net Par Amount Outstanding
			(In billions)
Less than $10 million	21,822	70.4%	$49.9	9.2%
$10-25 million	3,734	12.0	48.7	9.0
$25-50 million	2,287	7.4	61.1	11.3
$50-100 million	1,496	4.8	73.9	13.7
Greater than $100 million	1,663	5.4	307.4	56.8

Total	31,002	100.0%	$541.0	100.0%

(1)	Excludes $9.6 billion relating to investment agreements and MTNs issued by affiliates of MBIA Asset Management and guaranteed by MBIA Corp.

MBIA Corp. underwrites its policies on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life (as opposed to the stated maturity) of its insurance policies in force at December 31, 2003 was 10.5 years. The average life was determined by applying a weighted-average calculation, using the remaining years to maturity of each insured obligation and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings of insured issues. Average annual insured debt service on the portfolio at December 31, 2003 was $67.1 billion.

MBIA Corp. writes financial guarantees for municipal issuers in the United States. Municipal bonds consist of both taxable and tax-exempt bonds and notes that are issued by states, cities, political subdivisions, utility districts, airports, health care institutions, higher educational facilities, housing authorities and other similar agencies, as well as private entities that issue obligations to fund projects that serve a substantial public purpose. These types of obligations are supported by taxes, assessments, fees or tariffs related to use of projects, lease payment or other similar types of revenue streams. MBIA Corp. also guarantees structured finance and asset-backed obligations. In general, structured finance obligations are secured by or payable from a specific pool of assets having an ascertainable future cash flow. MBIA Corp. also insures payments due under credit and other derivatives, including termination payments that may become due upon the occurrence of certain events.

MBIA Corp. also insures privately issued bonds used for the financing of public purpose projects, which are primarily located overseas and that include toll roads, bridges, airports, public transportation facilities and other types of infrastructure projects serving a substantial public purpose. While in the United States, projects of this nature are invariably financed through the issuance of tax-exempt bonds by special purpose, government sponsored tax-exempt entities, the general absence of tax-advantaged financing, among other reasons, has led to the transfer of the operation of many such public purpose projects to the private sector. Generally, the private entities operate under a concession agreement with the sponsoring government agency, which maintains a level of regulatory oversight and control over the project.

Structured finance obligations are either “pass-through” obligations, which represent undivided interests in the related assets, or “pay-through” obligations which generally are debt obligations collateralized by the related assets. Generally, structured finance obligations have the benefit of one or more forms of credit enhancement to cover credit risks such as over-collateralization, subordination, excess cash flow or first loss protection. Structured finance obligations contain certain risks including asset risk, which relates to the amount and quality of asset coverage, structural risk, which relates to the extent to which the transaction structure protects the interests of the investors from the bankruptcy of the originator of the underlying assets or the issuer of the securities, and servicer risk, which relates to problems with the transaction servicer (the entity which is responsible for collecting the cash flow from the asset pool) that could affect the servicing of the underlying assets. In general, the asset risk is addressed by sizing the asset pool and its associated protection level based on the historical and expected future performance of the assets. Structural risks primarily involve bankruptcy risks, such as whether the sale of the assets by the originator to the issuer would be upheld in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be required to delay the remittance of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings. Structured finance transactions are usually structured to insulate the investors from the bankruptcy or insolvency of the entity that originated the underlying assets, as well as from the bankruptcy or insolvency of the servicer and to minimize the likelihood of the bankruptcy or insolvency of the issuer of the obligation. The ability of the servicer to properly service and collect on the underlying assets is also a factor in determining future asset performance. MBIA Corp. addresses these issues through its underwriting guidelines and its due diligence process and its formal credit review and approval process.

Outside of the United States, sovereign and sub-sovereign issuers, structured finance issuers, utilities and other issuers, including private issuers who are financing projects with a substantial public purpose, are increasingly using financial guarantee insurance to guarantee their public finance and structured finance obligations. Ongoing privatization efforts have shifted the burden of financing new projects from the government to the capital markets, where investors can benefit from the security of financial guarantee insurance. There is also growing interest in asset-backed securitization. While the principles of securitization have been increasingly applied in overseas markets, the rate of development in particular countries has varied due to the sophistication of the local capital markets and the impact of financial regulatory requirements, accounting standards and legal systems. It is expected that securitization will continue to expand internationally, at varying rates in each country. MBIA Corp. insures both structured finance and public finance obligations in selected international markets. MBIA Corp. believes that the risk profile of the international business it insures is generally the same as in the United States, but recognizes that there are particular risks related to each country and region. These risks include the legal, economic and political situation, the varying levels of sophistication of the local capital markets and currency exchange risks. MBIA Corp. evaluates and monitors these risks carefully.

The table below shows the diversification of MBIA Corp.’s insured portfolio by bond type:

MBIA Corp. Insured Portfolio by Bond Type

as of December 31, 2003 (1)

(In billions)

Bond Type

Global Public Finance United States	Net Par Amount Outstanding	% of Net Par Amount Outstanding
General Obligation	$126.3	23.4%
Utilities	57.7	10.7
Special Revenue	44.9	8.3
Health Care	34.0	6.3
Transportation	27.7	5.1
Higher Education	17.9	3.3
Housing	15.5	2.9
Investor-Owned Utilities	13.1	2.4

Total United States	337.1	62.4

Non-United States
Sovereign	7.7	1.4
Transportation	6.8	1.3
Utilities	3.6	0.7
Investor-Owned Utilities	2.9	0.5
Sub-Sovereign	1.1	0.2
Health Care	0.4	0.1
Housing	0.3	—

Total Non-United States	22.8	4.2

Total Global Public Finance	359.9	66.6

Global Structured Finance
United States
Corporate Debt Obligations	37.6	6.9
Asset-Backed:
Auto	14.0	2.6
Credit Cards	9.0	1.7
Other	5.5	1.0
Leasing	1.0	0.2
Mortgage-Backed:
Home Equity	13.5	2.5
Other	9.4	1.7
First Mortgage	3.6	0.6
Pooled Corp. Obligations & Other	17.3	3.2
Financial Risk	2.0	0.4

Total United States	112.9	20.8

Non-United States
Corporate Debt Obligations	39.6	7.3
Mortgage-Backed:
First Mortgage	8.3	1.5
Other	6.4	1.2
Home Equity	0.5	0.1
Pooled Corp. Obligations & Other	7.6	1.4
Asset-Backed:
Other	3.7	0.7
Leasing	0.7	0.1
Auto	0.4	0.1
Financial Risk	1.0	0.2

Total Non-United States	68.2	12.6

Total Global Structured Finance	181.1	33.4

Total	$541.0	100.0%

(1)	Excludes $9.6 billion relating to investment agreements and MTNs issued by affiliates of MBIA Asset Management and guaranteed by MBIA Corp.

As of December 31, 2003, of the $541.0 billion outstanding net par amount of obligations insured, $359.9 billion, or 67%, were insured in the global public finance market and $181.1 billion, or 33%, were insured in the global structured finance market.

The table below shows the diversification by type of insurance written by MBIA Corp. in each of the last five years:

MBIA Corp. Net Par Amount Written by Bond Type (1)

(In millions)

Bond Type	1999	2000	2001	2002	2003
Global Public Finance
United States
General Obligation	$9,981	$9,829	$15,848	$23,533	$25,802
Utilities	2,440	2,747	6,350	8,101	14,058
Special Revenue	4,627	5,746	5,567	7,307	8,057
Transportation	709	2,637	1,098	3,930	3,877
Housing	1,872	1,294	2,723	2,318	2,807
Health Care	3,529	1,276	1,244	1,655	1,928
Higher Education	1,434	1,645	2,110	2,026	1,272
Investor Owned Utilities	1,340	2,523	1,652	172	—

Total United States	25,932	27,697	36,592	49,042	57,801

Total Non-United States	692	1,437	2,923	3,280	8,938

Total Global Public Finance	26,624	29,134	39,515	52,322	66,739

Global Structured Finance
United States
Asset Backed:
Auto	5,872	10,400	14,443	7,279	6,264
Credit Cards	1,844	9,100	8,418	1,787	1,010
Other	2,149	1,576	1,958	1,132	874
Leasing	1,726	1,408	2,307	448	853
Corporate Debt Obligations	1,462	5,287	10,492	18,476	5,000
Mortgage Backed:
Home Equity	10,191	4,656	7,206	5,367	2,901
Other	10,098	1,893	2,234	1,429	1,218
First Mortgage	5,205	2,171	2,561	1,049	771
Pooled Corp. Obligations & Other	1,717	2,306	3,282	4,109	4,573
Financial Risk	1,409	1,905	149	1,256	212

Total United States	41,673	40,702	53,050	42,332	23,676

Total Non-United States	5,061	15,424	11,114	17,982	18,385

Total Global Structured Finance	46,734	56,126	64,164	60,314	42,061

Total	$73,358	$85,260	$103,679	$112,636	$108,800

(1)	Par amount insured by year, net of reinsurance.

MBIA Corp. is licensed to write business in all 50 states, the District of Columbia, Guam, the Northern Mariana Islands, the U.S. Virgin Islands, Puerto Rico, the Kingdom of Spain, the Republic of Singapore and the Republic of France. MBIA Assurance is licensed to write business in France and in member countries of the European Union. The Company is in the process of establishing a subsidiary in the United Kingdom, which will be licensed to write business in member countries of the European Union. The following table sets forth the geographic distribution of MBIA Corp.’s net par outstanding including the ten largest states:

MBIA Corp. Insured Portfolio Outstanding by State

As of December 31, 2003 (1)

	Net Par Amount Outstanding	% of Net Par Amount Outstanding
	(In billions)
United States
California	$58.7	10.9%
New York	39.2	7.2
Florida	23.5	4.3
Texas	17.7	3.3
New Jersey	16.2	3.0
Illinois	15.8	2.9
Massachusetts	13.9	2.6
Pennsylvania	13.6	2.5
Washington	10.1	1.9
Michigan	9.7	1.8

Sub-Total	218.4	40.4
Other States & Territories	119.4	22.0
Nationally Diversified	112.2	20.8

Total United States	450.0	83.2
Non-United States
Regional Specific	38.5	7.1
Internationally Diversified	45.5	8.4
Other	7.0	1.3

Total International	91.0	16.8

Total	$541.0	100.0%

(1)	Excludes $9.6 billion relating to investment agreements and MTNs issued by affiliates of MBIA Asset Management and guaranteed by MBIA Corp.

MBIA Corp. underwriting guidelines limit the net insurance in force for any one insured credit. In addition, MBIA Corp. is subject to both rating agency and regulatory single-risk limits with respect to any insured bond issue. As of December 31, 2003, MBIA Corp.’s net par amount outstanding for its ten largest insured public finance credits totaled $23.6 billion, representing 4.4% of MBIA Corp.’s total net par amount outstanding, and the net par outstanding for its ten largest structured finance credits (without aggregating common issuers), was $21.5 billion, representing 4.0% of the total.

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

Transactions in the new issue market are sold either through negotiated offerings or competitive bidding. In negotiated transactions, either the issuer or the underwriter purchases the insurance policy directly from MBIA Corp. For municipal bond issues involving competitive bidding, the insurance is offered as an option to the underwriters bidding on the transaction. The successful bidder would then have the option to purchase the insurance.

In the secondary market, MBIA provides credit enhancement through two programs. The “RAPSS” program (Rapid Asset Protection for Secondary Securities) guarantees the payment of principal and interest on an individual security or class of securities traded in the secondary market in response to requests from bond traders and investors. Securities insured in the RAPSS program have the benefit of MBIA Corp.’s guarantee until maturity. The “Portfolio Insurance” program enables an investor to insure a specific portfolio of bonds and is offered as an ongoing program with investment banks, financial service companies and conduit sponsors. For each insured portfolio, MBIA Corp. establishes specific underwriting criteria for the inclusion of new assets in the program portfolio. The Portfolio Insurance program is a “while-in-trust” program which provides the benefits of an MBIA Corp. guarantee to securities only during the time they are held in a particular insured portfolio, although in some cases, MBIA Corp. may offer insurance to maturity for an additional premium.

Operations

The worldwide insurance operations of MBIA Corp. are conducted through the Global Public Finance Division, the Global Structured Finance Division, the Risk Management Division and the Insured Portfolio Management Division. Public Finance and Structured Finance operations outside of the United States are conducted in coordination with the International Division.

The Global Public Finance Division has underwriting authority with respect to certain categories of business up to pre-determined par amounts based on a risk-ranking system. In order to ensure that the guidelines are followed, Risk Management monitors and periodically reviews underwriting decisions made by the Global Public Finance Division and also participates in many transactions depending on the risk ranking. With respect to larger, complex, or unique transactions, underwriting is performed by a division-level committee consisting of senior representatives of Global Public Finance, the Risk Management Division, the Insured Portfolio Management Division, the Company’s Finance Division and the Legal Division. Select public finance transactions may alternatively be approved at MBIA Corp.’s most senior level, the Executive Risk Committee (“ERC”), which consists of the Chief Executive Officer, the Chief Operating Officer, the Chief Risk Officer, the Chief Financial Officer and the heads of the Public Finance, Structured Finance and International new business divisions and the Insured Portfolio Management Division and the head credit officer in Public and Structured Finance.

For all transactions done by the Global Structured Finance Division, MBIA Corp.’s review and approval procedure has two stages. The first stage consists of screening, credit review and structuring by the appropriate business unit, in consultation with Risk Management officers. The second stage, consisting of the final review and approval of credit and structure, is performed by an underwriting committee consisting of the head of the applicable business unit, one officer from Risk Management and a third officer from either the Risk Management Division or the Insured Portfolio Management Division. Certain transactions, based on size, complexity, or other factors, must also be approved by a division-level committee consisting of senior representatives drawn from Global Structured Finance, the Risk Management Division, the Insured Portfolio Management Division, the Legal Division and the Company’s Finance Division. As in Public Finance, select structured finance transactions are approved by the Executive Risk Committee.

Premium rates for the both the Global Public and Global Structured Finance Divisions are established by a Pricing Committee with representation from the relevant business unit and from the Business Analysis Group, which provides pricing and other analysis.

Risk Management

MBIA Corp.’s risk culture and policies are set by the Executive Risk Committee, which includes the members of senior management listed above. The ERC periodically approves and reviews, at least annually, the Risk Management systems and processes for measuring and managing credit, market and liquidity risks. The ERC also appoints qualified voters at MBIA Corp.’s various committees focused on credit risk, market risk, liquidity exposure and portfolio management. The chairperson of the ERC is also the head of MBIA Corp.’s Risk Management Division, which is responsible for developing and implementing MBIA Corp.’s underwriting guidelines, policies and procedures to ensure an overall diversified insured portfolio with low risk characteristics.

MBIA Corp. establishes underwriting guidelines based on those aspects of credit quality that it deems important for each category of obligation considered for insurance. For public finance transactions, these aspects may include economic and social trends, debt management, financial management, adequacy of anticipated cash flow, satisfactory legal structure and other security provisions, viable tax and economic bases, adequacy of loss coverage and project feasibility, including a satisfactory consulting engineer’s report, if applicable. For structured finance transactions, MBIA Corp.’s underwriting guidelines, analysis and due diligence focus on seller/servicer credit and operational quality, the historical and projected performance of the asset pool, and the strength of the structure, including legal segregation of the assets, cash flow analysis, the size and source of first loss protection, asset performance triggers and financial covenants. Transactions involving a non-U.S. issuer, non-U.S. assets, non-U.S. sources of cash flow or which are not denominated in U.S. dollars also include an assessment of country risk. Most transactions also undergo extensive cash flow analysis and sensitivity testing using scenario-based analysis, “Monte Carlo” probability analysis or both to examine the impact of remote events on credit performance. MBIA Corp.’s underwriting guidelines are subject to periodic review by its Executive and Divisional Risk Committees, which are responsible for establishing and maintaining underwriting standards and criteria for all insurance products.

In addition to the risk underwriting officers, the Risk Management Group has several other units. The Credit Analysis Group analyzes and monitors MBIA Corp.’s embedded exposure to financial institutions and corporate entities in the form of seller/servicer exposure or as obligors or counterparties on investment contracts, letters of credit, swaps, liquidity and other facilities supporting MBIA Corp. insured issues, and recommends terms and conditions, as well as capacity guidelines for such exposures. The Portfolio Management Group analyzes MBIA Corp.’s insured portfolio using various quantitative tools to test for diversity, credit quality, liquidity and other portfolio characteristics and recommends guidelines for risk concentrations and for internal capital requirements. Recommendations for internal capital requirements are based on a portfolio model that measures risk-adjusted capital by transaction, by sector and for the aggregate portfolio. The Portfolio Management Group also monitors all insured exposure for obligor, country, seller/servicer and other concentrations to minimize the impact of any single risk and to ensure compliance with the applicable regulatory and internal guidelines. The Quantitative Analysis Group uses various quantitative tools to test and measure stress resistance on transactions and the Market Risk Group measures and assesses market risk factors in the investment management business and any exposure to market risk factors within the insurance business (such as structured credit derivative contracts).

Insured Portfolio Management

The Insured Portfolio Management Division (“IPM” or the “IPM Division”) is responsible for monitoring MBIA Corp.’s outstanding insured obligations. This group’s first function is to detect any deterioration in credit quality or changes in the economic or political environment which could adversely affect an MBIA Corp. insured issue, including interrupting the timely payment of debt service. If a problem is detected, the group works with the issuer, trustee, bond counsel, servicer, underwriter and other interested parties in an attempt to alleviate or remedy the problem in order to minimize potential defaults. The IPM Division works closely with Risk Management and the applicable public or structured finance business unit to analyze insured issue performance and credit risk parameters.

Once an obligation is insured, MBIA Corp. typically requires the issuer and the trustee to furnish periodic financial and asset related information, including audited financial statements, to the IPM Division for review. Potential problems uncovered through this review, such as poor financial results, low fund balances, covenant or trigger violations, trustee or servicer problems, or excessive litigation, could result in an immediate surveillance review and an evaluation of possible remedial actions. The IPM Division also monitors general economic conditions, state and municipal finances and budget developments and evaluates their impact on issuers.

During the underwriting process, each insured transaction is assigned an internal credit rating. Credits are monitored according to a frequency of review schedule that is based on risk type, internal rating, performance and credit quality. Issues that experience financial difficulties, deteriorating economic conditions, excessive litigation or covenant or trigger violations are placed on the appropriate review list and are subject to surveillance reviews at intervals commensurate to the problem which has been detected. If IPM identifies concerns with respect to the performance of an insured issue it may designate such insured issue as “Caution List-Low,” “Caution List-Medium” or “Caution List-High.” The designation of any insured issue as “Caution List-Medium” or “Caution List-High” is based on the nature and extent of these concerns and requires that an increased monitoring and, if needed, a remediation plan be implemented for the related insured issue. The Company does not establish any case basis reserves for credits that are listed as “Caution List-Low”, “Caution List-Medium” or “Caution List-High”. See “Losses and Reserves; Remediation” below.

There are two areas in the IPM Division. Each group is responsible for processing waiver and consent requests and other deal modifications within their areas of responsibility. The IPM group which supports the Global Public Finance Division handles all types of domestic and international municipal issues such as general obligation, utility and special revenue bonds, as well as project finance transactions. The IPM group which supports the Global Structured Finance Division is responsible for domestic and international structured finance transactions, including future flow transactions and collateralized debt obligations.

IPM personnel supporting the Global Public Finance Division review and report on the major credit quality factors, evaluate the impact of new developments on weaker insured credits and carry out remedial activity. In addition, this group performs analysis of financial statements and key operating data on a large-scale basis and maintains various databases for research purposes. This group is also responsible for preparing special reports which include analyses of regional economic trends, proposed tax limitations, the impact of employment trends on local economies or legal developments affecting bond security. This unit is also responsible for all health care transactions.

The IPM unit within the Global Structured Finance Division monitors insured structured finance issues, focusing on asset and servicer performance and transaction cash flows. Monitoring of insured issues typically involves review of monthly trustee, servicer and portfolio manager statements, compliance reviews with transaction documents and analysis of cash flow adequacy. Review of issuer and/or servicer performance can include site visits, forensic audits, management meetings and financial statement reviews. For problem credits, the team performs additional specialized cash flow analyses, conducts best practice reviews with servicers and facilitates loss mitigation strategies.

Investment Management Services

The Company also provides the following investment management products and financial services through its wholly owned subsidiary MBIA Asset Management LLC (“MBIA Asset Management”).

MBIA Asset Management offers cash management, customized asset management and investment consulting services to local governments, school districts and other institutional clients through MBIA-MISC, a Securities and Exchange Commission (“SEC”)-registered investment adviser which operates in 20 states and the Commonwealth of Puerto Rico. Certain of the pooled investment programs managed or administered by MBIA-MISC have the benefit of commitments by the Company to cover losses incurred by these investment programs as a result of a decline in program asset values below a predetermined level. MBIA-MISC had $11.2 billion in assets under management at December 31, 2003, up 10.8% from $10.1 billion at December 31, 2002.

MBIA Asset Management offers fixed-income asset management services for the investment portfolios of the Company, MBIA Corp. and other affiliates and also for third-party clients through CMC, an SEC-registered investment adviser and National Association of Securities Dealers member firm. The market value of assets related to the Company’s insurance and corporate investment portfolios managed by CMC were $9.8 billion at December 31, 2003, up 12% from $8.7 billion at December 31, 2002. In addition, CMC provides investment management services for third parties. The market value of CMC’s third-party assets under management at December 31, 2003 was $3.1 billion, compared with $2.6 billion at December 31, 2002.

MBIA Asset Management also manages equity, fixed-income and balanced portfolios for a client base comprised of municipalities, endowments, foundations, corporate employment benefit plans and high net worth individuals through 1838, an investment advisor with assets under management at December 31, 2003 of $3.7 billion, a decline of 31% from $5.4 billion at December 31, 2002.

MBIA Asset Management raises funds for investment management through guaranteed investment agreements, which are issued by the Company and guaranteed by MBIA Corp. and which are offered to states and municipalities and as part of asset-backed or structured securities for the investment of bond proceeds and other funds. MBIA Asset Management also raises funds through its affiliate GFL. GFL raises funds for management through the issuance of MTNs with varying maturities (“GFL MTNs”), which are in turn guaranteed by MBIA Corp. GFL lends the proceeds of these GFL MTN issuances to the Company (“GFL Loans”). Under an agreement between the Company and MBIA Corp., the Company invests the proceeds of the GFL Loans in eligible investments.

At December 31, 2003, principal and accrued interest outstanding on investment agreement and MTN obligations originated by MBIA Asset Management totaled $9.3 billion, compared with $7.8 billion at December 31, 2002. Assets supporting these programs had market values of $9.4 billion and $8.1 billion at December 31, 2003 and December 31, 2002, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A and are pledged to MBIA Corp. in support of its guarantees. MBIA Asset Management manages the programs within a number of risk and liquidity parameters monitored by the rating agencies, and maintains backup liquidity in order to ensure sufficient funds to make all payments due on the investment agreement and MTN obligations and to fund operating expenses. In addition, the Company has made a capital investment in these programs, which is available at any time to fund cash needs. In the event that the value of the assets is insufficient to repay the investment agreement and MTN obligations when due, the Company may incur a loss.

The Company manages its balance sheet to protect against a number of risks inherent in its business including liquidity risk, market risk (principally interest rate risk), credit risk, operational risk and legal risk. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Market Risk” in Part II, Item 7) The assets supporting the MBIA Asset Management programs are managed with the goal of matching the duration of the invested assets, including hedges, to the duration of the investment agreement and MTN obligations in order to minimize market and liquidity risk.

MBIA Asset Management uses derivative financial instruments to manage interest rate risk and foreign currency risk. Credit default swaps are entered into as an extension of the group’s investment business. Forward delivery agreements are offered and periodically sold to clients. The Company has established policies limiting the amount, type and concentration of such instruments. A source of liquidity risk arises from the ability of some investment agreement counterparties to withdraw moneys on dates other than those specified in the related draw-down schedule. This liquidity risk is somewhat mitigated by provisions in certain of the investment agreements that limit an issuer’s ability to draw on the funds and by risk management procedures that require the regular re-evaluation and re-projection of draw down schedules. Investments are restricted to fixed-income securities with a credit quality such that the overall minimum average portfolio credit quality is maintained at Double-A. Based upon management’s projections, MBIA Asset Management maintains funds invested in cash and cash equivalents sufficient to meet its projected short-term liquidity needs.

Conduits

On September 30, 2003, the Company purchased the equity and acquired all controlling interests of the conduit financing vehicles it administers, Triple-A One Funding Corp., Meridian Funding Company, LLC and Polaris Funding Company, LLC (together, the “Conduits”). The Conduits, which issue primarily commercial paper and MTNs, are now reflected in the consolidated financial statements of the Company. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Investment Management Services” in Part II, Item 7).

The Conduits are used by banks and other financial institutions to raise funds for their customers in the capital markets. The Conduits provide funding for multiple customers through special purpose vehicles that issue primarily commercial paper and MTNs. The proceeds from the issuance of the commercial paper or MTNs are used to either make loans to customers which are secured by certain assets or to purchase the assets from the customers. All transactions insured in the Conduits are subject to MBIA Corp.’s standard underwriting process and are rated at least investment grade by a rating agency before they can be purchased into a Conduit.

It is the Company’s policy to obtain a shadow rating from both Moody’s and S&P for each new transaction prior to the execution of such transactions within the Conduits. A shadow rating is the implied rating for the transaction without giving consideration to the MBIA Corp. guarantee. All transactions currently funded in the Conduits were shadow-rated at least investment grade by Moody’s and S&P prior to funding. The weighted average shadow ratings for transactions currently funded in the Conduits were “A” by S&P and “A2” by Moody’s at the time such transactions were funded in the Conduits. The Company estimates that the current weighted average shadow ratings of all outstanding Conduit transactions were “A-” by S&P and “A3” by Moody’s as of December 31, 2003.

As a result of having to adhere to MBIA Corp.’s underwriting standards and criteria, Conduit transactions have, in general, the same underlying shadow ratings that similar non-Conduit transactions guaranteed by MBIA Corp. have at the time they are closed. Like all credits underwritten by MBIA Corp., the shadow ratings on Conduit transactions may be downgraded by either one or both rating agencies after they are closed. In general, the underlying shadow ratings on Conduit transactions have been downgraded no more frequently than similar non-Conduit transactions guaranteed by MBIA Corp.

The Conduits enter into derivative instruments primarily as an economic hedge against interest rate and currency risks. It is expected that any change in the market value of the derivative instruments will be offset by a change in the market value of the hedged assets or liabilities. However, because the investments are accounted for as held-to-maturity, no change in market value, with the exception of the change in value of foreign currency assets due to changes in foreign currency rates, is recorded in the Company’s financial statements. Any change in the market value of derivative instruments that are not accounted for as hedges under SFAS 133 will be recorded as unrealized gains or losses in the Company’s consolidated income statement.

The consolidation of the Conduits has not impacted the Company’s liquidity requirements, because Triple-A One Funding Corp. has independently entered into liquidity agreements with third-party providers and because the assets and liabilities of Meridian and Polaris are structured on a match-funded basis. In addition, the Company does not expect the consolidation to affect any of MBIA Corp.’s financial strength ratings or statutory capital requirements. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Investment Management Services” in Part II, Item 7).

At December 31, 2003, there were $6.9 billion of assets in the Conduits and $6.7 billion of liabilities issued through the Conduits.

Municipal Services

MBIA MuniServices Company (“MBIA MuniServices”) delivers revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, audit, collections/recovery, enforcement and information (data) services. The municipal services operations also includes Capital Asset Holdings GP, Inc. and certain affiliated entities (“Capital Asset”), a servicer of delinquent tax certificates.

MBIA MuniServices owns Capital Asset, which is in the business of acquiring and servicing tax liens. The Company became a majority owner of Capital Asset in December 1998. MBIA MuniServices became 100% owner of Capital Asset in December 2003. During the first two quarters of 1999, the Company attempted to sell its interest in Capital Asset. At the end of the second quarter of 1999, the Company ceased these efforts and decided to limit the activities of Capital Asset primarily to the servicing of the portfolios then being serviced by Capital Asset. In the second quarter of 1999, the Company completed an internal evaluation of Capital Asset’s tax lien portfolio, as a result of which the Company determined that it was necessary to write down its investment in Capital Asset by $102 million. In the third quarter of 1999, Capital Asset engaged a specialty servicer of residential mortgages to help manage its business and operations and to assist in administering the tax lien portfolios serviced by Capital Asset and supporting the securitizations insured by MBIA Corp.

In the third quarter of 1999, Capital Asset also completed the refinancing of substantially all of its remaining tax liens. These liens were originally financed through a commercial paper warehouse facility that matured at the end of the third quarter of 1999, which was guaranteed by the Company. The refinancing was accomplished through a securitization transaction in which the tax liens were sold to a qualifying special purpose vehicle which in turn issued notes partially secured by those liens. The proceeds of the securitization were used primarily to extinguish the warehouse facility. This was Capital Asset’s third securitization of tax liens, and MBIA Corp. has insured all of the notes issued by these securitizations. These securitizations were structured through the sale by Capital Asset of substantially all of its tax liens to off-balance sheet qualifying special purpose vehicles that were established in connection with these securitizations. These vehicles are not included in the consolidation of the MBIA group. The first transaction, done in 1997, has a revolving bank line of credit, guaranteed by MBIA Corp., to purchase subsequent liens against already encumbered real estate if necessary to protect previous securitized lien positions. This first transaction had an original gross par insured of $285.4 million and an available credit line of $70.0 million. As of year-end 2003, gross par outstanding was $23.9 million in bonds and $16.7 million in borrowings against a reduced credit line of $30 million. The second transaction, done in 1998, also has a revolving bank line of credit, guaranteed by MBIA Corp., for the same purpose. This transaction had an original gross insured par of $175.6 million and an available credit line of $50.0 million. As of year-end 2003, the gross par outstanding was $18.7 million in bonds and $5.5 million in borrowings against a reduced credit line of $20 million. The final transaction, done in 1999, had an original gross par of $196.0 million outstanding, which has been reduced to $118 million as of year-end 2003, $5.6 million of which is included in long-term debt on the Company’s balance sheet. To date MBIA Corp. has established case reserves related to these policies based on the amount of redemptive balances of those tax liens underlying such policies that Capital Asset has decided to write-off for a variety of reasons. MBIA Corp. will continue to evaluate the performance of the tax lien portfolio and establish reserves as and when necessary based on the same methodology. Because it is difficult to estimate the ultimate collectibility of tax liens, there can be no assurance that the case reserves established to date will be sufficient to cover future losses or claims under the policies.

In 2003, Capital Asset finalized the settlement of a class action lawsuit that principally involved the rate of interest that Capital Asset could legally charge on tax and water and sewer liens in Pittsburgh. As part of the settlement, Capital Asset refunded $8.9 million in interest collected with respect to the Pittsburgh liens and the special purpose entity that held the liens wrote down $17.6 million in accrued interest on the Pittsburgh liens. Capital Asset’s reserves were sufficient to cover the full amount of any refunds due. In addition, Capital Asset has other contingent liabilities, including liabilities in connection with pending litigation in which it is involved.

Competition

The financial guarantee insurance business is highly competitive. Several other monoline insurance companies compete directly against MBIA Corp. in writing financial guarantee insurance, all of which, like MBIA Corp., have Triple-A financial strength ratings from Moody’s and S&P. In addition there are several other monoline insurance companies which compete with MBIA Corp. in writing financial guarantee insurance as a primary which have lower ratings. MBIA Corp. also competes with composite (multi-line) insurers.

Financial guarantee insurance also competes with other forms of credit enhancement, including senior-subordinated structures, over-collateralization, letters of credit and guarantees (for example, mortgage guarantees where pools of mortgages secure debt service payments) provided by banks and other financial institutions, some of which are governmental agencies or have been assigned the highest credit ratings awarded by one or more of the major rating agencies. Letters of credit are most often issued for periods of less than 10 years, although there is no legal restriction on the issuance of letters of credit having longer terms. Thus, financial institutions and banks issuing letters of credit compete directly with MBIA Corp. to guarantee short-term notes and bonds with a maturity of less than 10 years. To the extent that banks providing credit enhancement may begin to issue letters of credit with commitments longer than 10 years, the competitive position of financial guarantee insurers, such as MBIA Corp., could be adversely affected. Letters of credit are also frequently used to assure the liquidity of a short-term put option for a long-term bond issue. This assurance of liquidity effectively confers on such issues, for the short term, the credit standing of the financial institution providing the facility, thereby competing with MBIA Corp. and other financial guarantee insurers in providing interest cost savings on such issues. Other highly rated institutions, including pension funds and government sponsored entities, also offer third-party credit enhancement on asset-backed and municipal obligations. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer’s alternative of foregoing credit enhancement and paying a higher interest rate. If the interest savings from insurance or another form of credit enhancement are not greater than the cost of such credit enhancement, the issuer will generally choose to issue bonds without third-party enhancement.

Certain characteristics of the Triple-A rated financial guarantee insurance business act as barriers-to-entry to potential new competitors. For example, there are minimum capital requirements imposed on a financial guarantee insurance company by the rating agencies to obtain and maintain Triple-A financial strength ratings and these capital requirements may deter other companies from entering this market. However, there can be no assurance that these capital requirements will deter potential competitors from entering this market or that the market may increasingly accept guarantees provided by Double-A or lower rated insurers who have less stringent capital requirements. In addition, under New York law, multi-line insurers are prohibited from writing financial guarantee insurance in New York State. See “Item 1. Business-Regulation.” However, there can be no assurance that major multi-line insurers or other financial institutions will not participate in financial guarantee insurance in the future, either directly or through monoline subsidiaries.

Reinsurance

State insurance laws and regulations, as well as the rating agencies who rate MBIA Corp., impose minimum capital requirements on financial guarantee companies, limiting the aggregate amount of insurance and the maximum size of any single risk exposure which may be written. MBIA Corp. decreases the insured exposure in its portfolio and increases its capacity to write new business by using treaty and facultative reinsurance to reduce its gross liabilities on an aggregate and single risk basis.

MBIA Corp.’s net retention on the policies it writes varies from time to time depending on its own business needs and the capacity available in the reinsurance market. From its reorganization in December 1986 through December 1987, MBIA Corp. reinsured a portion of each policy through quota and surplus share reinsurance treaties. Each treaty provides reinsurance protection with respect to policies written by MBIA Corp. during the term of the treaty, for the full term of the policy. Under its quota share treaty, MBIA Corp. ceded a fixed percentage of each policy insured. Since 1988, MBIA Corp. has entered into primarily surplus share treaties under which a variable percentage of risk over a minimum size is ceded, subject to a maximum percentage specified in the related treaty. Reinsurance ceded under the treaties is for the full term of the underlying policy.

MBIA Corp. also enters into facultative reinsurance arrangements from time to time primarily in connection with issues which, because of their size, require additional capacity beyond MBIA Corp.’s retention and treaty limits. Under these facultative arrangements, portions of MBIA Corp.’s liabilities are ceded on an issue-by-issue basis. MBIA Corp. may also use facultative arrangements as a means of managing its exposure to single issuers or counterparties to comply with regulatory and rating agency requirements, as well as internal underwriting and portfolio management criteria.

As a primary insurer, MBIA Corp. is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations to MBIA Corp. The financial position and financial strength rating of all its reinsurers are monitored by MBIA Corp. on a regular basis. The downgrade or default of one or more of the Company’s reinsurers is not expected to have a material adverse impact on the Company’s ratings, financial condition or results of operations.

As of December 31, 2003, MBIA Corp. has retained $541 billion or 83.1% of the gross par outstanding of all transactions insured by it, MBIA Assurance, CapMAC and MBIA Illinois, and ceded approximately $110.2 billion or 16.9% to reinsurers. The amounts of exposure ceded to reinsurers at December 31, 2003 and 2002 by bond type and by geographic location are set forth in Note 21 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries. The following table shows the percentage of ceded business ceded to, and reinsurance recoverables from, reinsurers by S&P financial strength rating levels as of December 31, 2003.

Reinsurer’s Standard & Poor’s Rating Range	Percent of Total Par Ceded	Reinsurance Recoverable (thousands)
AAA	32.62%	$11,362
AA	23.33	31,126
A	30.43	14,065
BBB	0.09	318
Non-Investment Grade	0.30	—
Not Currently Rated	13.23	4,214

Total	100.0%	$61,085

The top two reinsurers within the Triple-A rating category represent approximately 27.11% of total par ceded by MBIA Corp.; the top two reinsurers within the Double-A rating category represent approximately 19.77% of total par ceded by MBIA Corp.; and the top two reinsurers within the Single-A rating category represent approximately 21.42% of total par ceded by MBIA

Corp. After giving effect to the 2004 cessions to Channel Reinsurance Ltd described below, the percentage of MBIA Corp. cessions to Triple-A rated reinsurers would have been approximately 59.9% at December 31, 2003.

The principal reinsurers of MBIA Corp., MBIA Assurance, CapMAC and MBIA Illinois accounted for 77% of the total exposure reinsured by the Company as of December 31, 2003. All of the other reinsurers reinsured approximately 23% of the total ceded insurance in force at December 31, 2003 and are diversified geographically and by lines of insurance written.

The financial strength ratings of certain of MBIA Corp.’s reinsurers have been downgraded below Triple-A. While these reinsurers continue to remain on risk for potential losses on ceded insurance exposure, the value of the reinsurance to the Company is decreased due to the increased amounts of capital that MBIA Corp. is required to hold with respect to the ceded risks as a result of the reinsurers’ downgrade. Generally, MBIA Corp. has the right to terminate a reinsurance agreement when the reinsurer is downgraded below certain agreed-upon thresholds or if the capital credit received by MBIA Corp. for the reinsurance decreases below the agreed-upon thresholds and it may elect to take back ceded business so as to more effectively deploy its capital. However, in the event that MBIA Corp. elects to take back ceded business from a downgraded reinsurer, there can be no assurance that alternative reinsurance capacity will be available or that MBIA Corp. will be able to secure reinsurance on favorable terms. In the event that MBIA Corp. is unable to obtain reinsurance with a highly rated reinsurer, the amount of capital required to maintain our Triple-A rating would increase.

The Company has launched several initiatives aimed at increasing its financial flexibility and Triple-A reinsurance capacity. In 2003, the Company invested $25 million for an 11.4% ownership interest in RAM Reinsurance Company, a Triple-A rated financial guarantee reinsurer located in Bermuda. The Company’s investment, among other things, assisted RAM Reinsurance Company in maintaining its Triple-A rating.

In February 2004, the Company, together with RennaissanceRe Holdings, Ltd., Koch Financial Re, Ltd. and Partner Reinsurance Company Ltd. (“Partner Re”), formed Channel Reinsurance Ltd. (“Channel Re”), a new Bermuda-based financial guarantee reinsurance company rated Triple-A by S&P and Moody’s. The Company invested $63.7 million for a 17.4% ownership interest in Channel Re.

In February 2004, MBIA Corp. and Channel Re entered into treaty and facultative reinsurance arrangements whereby Channel Re agreed to provide committed reinsurance capacity to MBIA Corp. at least through June 30, 2008. Under these reinsurance arrangements MBIA Corp. agreed to cede to Channel Re and Channel Re agreed to assume from MBIA Corp. varying percentages of designated policies issued by MBIA Corp. The amount of any policy subject to the committed reinsurance arrangements is based on the type of risk insured and on other factors. The reinsurance arrangements provide Channel Re with certain preferential terms, including as to ceding commissions.

In February and March 2004, MBIA Corp. reassumed approximately $32.1 billion of in force business from three of MBIA Corp.’s reinsurers whose financial strength ratings had been downgraded by the rating agencies. Total exposure ceded by MBIA Corp. to these three reinsurers under various reinsurance contracts represented 6.5% of MBIA Corp.’s gross par outstanding as of December 31, 2003. MBIA Corp. subsequently ceded approximately $26.7 billion or 83% of such reassumed exposure to Channel Re. The remaining $5.4 billion or 17% of the reassumed exposure consisted of exposure which Channel Re elected not to reinsure due to portfolio and capital considerations and was retained in MBIA Corp.’s insured portfolio, including a number of issues that have experienced rating migration below investment grade or which have higher rating agency capital charge implications. In February 2004, MBIA Corp. also reassumed a portfolio of approximately $130.4 million from Partner Re and reinsured this exposure with Channel Re.

MBIA Corp. and CapMAC have entered into a Sale and Purchase of Business Undertaking Agreement with Asian Securitization & Infrastructure Assurance (Pte) Ltd (“ASIA Ltd”), a Singapore based insurer in which the Company indirectly holds approximately 11% of the outstanding common stock. Pursuant to this agreement MBIA Corp. purchased substantially all of ASIA Ltd’s assets, which consist primarily of cash resulting from the liquidation of ASIA Ltd’s investment portfolio, and assumed ASIA Ltd’s insurance obligations. MBIA Corp. assumed a portfolio of three insured exposures from ASIA Ltd with a par balance as of February 29, 2004 of $39.6 million, and CapMAC reassumed twenty exposures it previously reinsured with ASIA Ltd with an outstanding par balance as of February 29, 2004 of $331.7 million. In connection with the assumption, MBIA Corp. and CapMAC received proceeds which included reserves associated with the assumed portfolios.

In addition to the reinsurance arrangements described above, at January 1, 2003, the Company maintained $211 million of annually renewable stop-loss reinsurance coverage with three reinsurers. At the end of the third quarter, the Company elected not to renew two of the facilities with $175 million of coverage due to the rating downgrades of the stop-loss providers. In addition, at the end of 2003, MBIA Corp. elected not to renew the remaining $35.7 million of stop-loss reinsurance coverage effective January 1, 2004, also due to the rating downgrade of the stop loss reinsurer.

The Company also maintained two ten-year facilities with two reinsurers maturing in 2011 and 2012 for $100 million and $50 million, respectively. These facilities allowed the Company to issue subordinated securities and could be drawn upon if the Company incurred cumulative losses (net of any recoveries) above an annually adjusted attachment point, which was $1.76 billion for 2003. However, the $50 million facility was not renewed in the fourth quarter due to a rating downgrade of the related provider, with the $100 million facility remaining in effect as of December 31, 2003.

MBIA Corp. and MBIA Assurance have entered into a reinsurance agreement providing for MBIA Corp.’s reimbursement of the losses incurred by MBIA Assurance in excess of a specified threshold and a net worth maintenance agreement in which MBIA Corp. agrees to maintain the net worth of MBIA Assurance, to remain its sole shareholder and not to pledge its shares. Under the reinsurance agreement, MBIA Corp. has agreed to reimburse MBIA Assurance on an excess-of-loss basis for losses incurred in each calendar year for net retained insurance liability, subject to certain contract limitations. Under the net worth maintenance agreement, MBIA Corp. agrees to maintain a minimum capital and surplus position in accordance with French and New York State legal requirements.

MBIA Corp. and MBIA Illinois have entered into a reinsurance agreement under which MBIA Corp. reinsured 100% of all business written by MBIA Illinois, net of cessions by MBIA Illinois to third-party reinsurers, in exchange for MBIA Illinois’ transfer of the assets underlying the related unearned premium and contingency reserves. Pursuant to such reinsurance agreement, MBIA Corp. reinsured all of the then-current net exposure of $30.9 billion, or approximately 68% of the gross debt service outstanding, of the municipal bond insurance portfolio of MBIA Illinois, the remaining 32% having been previously ceded to treaty and facultative reinsurers of MBIA Illinois. In 1990, 10% of this portfolio was ceded back to MBIA Illinois to comply with regulatory requirements. Effective January 1, 1999, MBIA Corp. and MBIA Illinois entered into a replacement reinsurance agreement whereby MBIA Corp. agreed to accept as reinsurance from MBIA Illinois 100% of the net liabilities and other obligations of MBIA Illinois, for losses paid on or after that date, thereby eliminating the 10% retrocession arrangement previously in place.

MBIA Corp. and CapMAC have entered into a reinsurance agreement, effective April 1, 1998, under which MBIA Corp. has agreed to reinsure 100% of the net liability and other obligations of CapMAC in exchange for CapMAC’s payment of a premium equal to the ceded reserves and contingency reserves. Pursuant to such reinsurance agreement with CapMAC, MBIA Corp. reinsured all CapMAC’s then-current net exposure of $31.6 billion, or approximately 78% of CapMAC’s gross debt service then outstanding, the remaining 22% having been previously ceded to treaty and facultative reinsurers of CapMAC.

Investments and Investment Policy

The Finance Committee of the Board of Directors of the Company approves the Company’s general investment objectives and policies and also reviews more specific investment guidelines. CMC manages all of MBIA Corp.’s consolidated investment portfolios and substantially all of the Company’s investment portfolios.

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

Investment objectives, policies and guidelines related to MBIA Asset Management’s investment agreement and other businesses are also subject to review and approval by the Finance Committee of the Board of Directors and the Executive Market Risk Committee, which includes various members of senior management. The primary investment objectives are to preserve capital, to achieve an investment duration that closely approximates the expected duration of related liabilities, and to maintain appropriate liquidity.

The Company’s consolidated investment portfolio as shown on its balance sheet at December 31, 2003 was $27.7 billion, of which $8.4 billion represented conduit investments. The information and tables contained below relate to the Company’s consolidated investment portfolio, excluding conduit investments (the “Investment Portfolio”).

For the year ended December 31, 2003, approximately 50% of the Company’s net income was derived from after-tax earnings on its investment portfolio (excluding the amounts on investment agreement assets that are recorded as a component of investment management services revenues). The following table sets forth investment income and related data for the years ended December 31, 2001, 2002 and 2003.

Investment Income of the Company (1)

	2001	2002	2003
	(In thousands)
Investment income before expenses (2)	$427,262	$450,780	$479,832
Investment expenses	7,600	8,405	33,136

Net investment income before income taxes	419,662	442,375	446,696
Net realized gains	8,896	15,424	80,668

Total investment income before income taxes	$428,558	$457,799	$527,364

Total investment income after income taxes	$343,788	$369,617	$406,102

(l)	Excludes investment income from investment management services and municipal services operations.

(2)	Includes taxable and tax-exempt interest income.

The tables below set forth the composition of the Company’s investment portfolios. The weighted average yields in the tables reflect the nominal yield on market value as of December 31, 2003, 2002 and 2001.

Investment Portfolio by Security Type

as of December 31, 2003

			Investment
	Insurance		Management Services
		Weighted		Weighted
	Fair Value	Average	Fair Value	Average
Investment Category	(in thousands)	Yield (1)	(in thousands)	Yield (1)
Fixed-income investments:
Long-term bonds:
Taxable bonds:
U.S. Treasury & Agency obligations	$220,695	4.14%	$847,400	4.19%
GNMAs	69,583	3.42	40,324	4.04
Other mortgage & asset-backed securities	1,050,775	4.14	3,047,620	2.97
Corporate obligations	2,043,220	4.41	3,224,035	4.75
Foreign obligations (2)	468,151	4.40	1,306,161	4.46

Total	3,852,424	4.30	8,465,540	4.01
Tax-exempt bonds:
State & municipal	4,771,740	3.55	—	—

Total long-term investments	8,624,164	3.89	8,465,540	4.01
Short-term investments (3)	975,836	2.32	897,642	1.32

Total fixed-income investments	9,600,000	3.73%	9,363,181	3.75%
Other investments (4)	357,346	—	—	—

Total investments	$9,957,346	—	$9,363,181	—

(1)	Prospective market yields as of December 31, 2003. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.
(2)	Consists of U.S. denominated and other foreign government and corporate securities.
(3)	Taxable and tax-exempt investments, including bonds with a remaining maturity of less than one year.
(4)	Consists of equity investments and other fixed-income investments; yield information not meaningful.

Investment Portfolio by Security Type

as of December 31, 2002

			Investment
	Insurance		Management Services
		Weighted		Weighted
	Fair Value	Average	Fair Value	Average
Investment Category	(in thousands)	Yield (1)	(in thousands)	Yield (1)
Fixed-income investments:
Long-term bonds:
Taxable bonds:
U.S. Treasury & Agency obligations	$135,370	2.75%	$999,808	3.48%
GNMAs	145,844	3.82	144,930	1.25
Other mortgage & asset-backed securities	1,143,237	4.81	2,519,805	1.59
Corporate obligations	1,629,510	5.30	2,787,354	4.27
Foreign obligations (2)	307,548	5.10	608,800	4.11

Total	3,361,510	4.95	7,060,697	3.59
Tax-exempt bonds:
State & municipal	4,732,140	4.27	—	—

Total long-term investments	8,093,650	4.55	7,060,697	3.59
Short-term investments (3)	687,238	3.36	1,040,772	1.94

Total fixed-income investments	8,780,888	4.46%	8,101,469	3.38%
Other investments (4)	212,673	—	—	—

Total investments	$8,993,561	—	$8,101,469	—

(1)	Prospective market yields as of December 31, 2002. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.
(4)	Consists of U.S. denominated and other foreign government and corporate securities.
(5)	Taxable and tax-exempt investments, including bonds with a remaining maturity of less than one year.
(4)	Consists of equity investments and other fixed-income investments; yield information not meaningful.

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

The duration of the insurance fixed-income portfolio as of December 31, 2003 was 5.3 years. In 2003, the Company decided to reposition the portfolio duration in order to preserve economic capital. The impact of shortening the investment portfolio duration was a reduction in 2003 after-tax net investment income. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Investment Income” in Part II, Item 7). The average maturity of the insurance fixed-income portfolio, excluding short-term investments, as of December 31, 2003 was 8.36 years.

The table below sets forth the distribution by contractual maturity of the Company’s consolidated fixed-income investments:

Fixed-Income Investments by Maturity

as of December 31, 2003

			Investment
	Insurance		Management Services
	Fair Value	% of Total	Fair Value	% of Total
	(In thousands)	Fixed-Income	(In thousands)	Fixed-Income
	Maturity	Investments	Investments
Within 1 year	$893,047	10.2%	$897,642	9.6%
Beyond 1 year but within 5 years	1,616,597	24.2	2,915,497	31.1
Beyond 5 years but within 10 years	1,681,063	23.4	2,134,859	22.8
Beyond 10 years but within 15 years	2,516,820	20.8	938,962	10.0
Beyond 15 years but within 20 years	977,882	8.1	554,444	5.9
Beyond 20 years	1,914,591	13.3	1,921,777	20.6

Total fixed-income investments	$9,600,000	100.0%	$9,363,181	100.0%

The credit quality distribution of the Company’s fixed-income investments, which is based on ratings from Moody’s is presented in the following table:

Fixed-Income Investments by Credit Quality Rating

as of December 31, 2003 (1)

			Investment
	Insurance		Management Services
	Fair Value	% of Total	Fair Value	% of Total
	(In thousands)	Fixed-Income	(In thousands)	Fixed-Income
Credit Quality Rating		Investments	Investments
Aaa(2)	$5,574,613	62.2%	$1,643,160	17.6%
Aa	1,884,272	21.0	1,230,561	13.1
A	1,443,046	16.1	6,270,359	67.0
Baa	60,981	0.7	219,101	2.3

	$8,962,912	100.0%	$9,363,181	100.0%

(1)	Excludes short-term investments with an original maturity of less than one year, but includes bonds having a remaining maturity of less than one year.
(2)	Includes investments that have been insured by MBIA Corp., which represent approximately 22% of the total portfolio.

The Company’s Investment Portfolio includes investments that are insured by MBIA Corp. (“MBIA Insured Investments”). As of December 31, 2003, the Investment Portfolio was approximately $19.3 billion, of which approximately $4.3 billion, or 22%, consisted of MBIA Insured Investments. Without giving effect to the MBIA Corp. guarantee of the MBIA Insured Investments in the Investment Portfolio, as of December 31, 2003, based on the actual or estimated underlying ratings (i) the weighted average rating of the Investment Portfolio would be in the Double-A range, (ii) the average weighted rating of just the MBIA Insured Investments in the Investment Portfolio would be in the Single-A range and (iii) approximately 1.6% of the Investment Portfolio would be rated below investment grade. See “Investment Management Services—Conduits.” for additional disclosure on Conduit investment credit ratings.

Regulation

MBIA Corp. is licensed to do insurance business in, and is subject to insurance regulation and supervision by, the State of New York (its state of incorporation), the 49 other states, the District of Columbia, Guam, the Northern Mariana Islands, the U.S. Virgin Islands, Puerto Rico, the Kingdom of Spain, the Republic of Singapore and the Republic of France. MBIA Assurance is licensed to do insurance business in France and is subject to regulation under the corporation and insurance laws of the Republic of France. MBIA Assurance has used the provisions of the Third Non-life Insurance Directive to operate in the United Kingdom both on a services and branch basis and is, to a limited extent, subject to supervision by the United Kingdom’s Financial Services Authority. The extent of state insurance regulation and supervision varies by jurisdiction, but New York, Illinois and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies. These laws prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. is required to file detailed annual financial statements with the New York Insurance Department and similar supervisory agencies in each of the other jurisdictions in which it is licensed. The operations and accounts of MBIA Corp. are subject to examination by these regulatory agencies at regular intervals.

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

As a financial guarantee insurer, MBIA Corp. is required by the laws of New York, California, Connecticut, Florida, Illinois, Iowa, Maryland, New Jersey and Wisconsin to maintain contingency reserves on its municipal bond, asset-backed securities and other financial guarantee liabilities. Under New Jersey, Illinois and Wisconsin regulations, contributions by such an insurer to its contingency reserves are required to equal 50% of earned premiums on its municipal bond business. Under New York law, such an insurer is required to contribute to contingency reserves 50% of premiums as they are earned on policies written prior to July 1, 1989 (net of reinsurance), and, with respect to policies written on and after July 1, 1989, must make contributions over a period of 15 or 20 years (based on issue type), or until the contingency reserve for such insured issues equals the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.5%, depending upon the type of obligation guaranteed (net of reinsurance, refunding, refinancings and certain insured securities). California, Connecticut, Florida, Iowa and Maryland laws impose a generally similar requirement. In each of these states, MBIA Corp. may apply for release of portions of the contingency reserves in certain circumstances.

The laws and regulations of these states also limit both the aggregate and individual securities risks that MBIA Corp. may insure on a net basis based on the type of obligations insured. California, Connecticut, Florida, Illinois, Maryland and New York, among other things, limit insured average annual debt service on insured municipal bonds with respect to a single entity and backed by a single revenue source (net of qualifying collateral and reinsurance) to 10% of policyholders’ surplus and contingency reserves. California, Connecticut, Florida, Illinois, Maryland and New York also limit the net insured unpaid principal on a municipal bond issued by a single entity and backed by a single revenue source to 75% of policyholders’ surplus and contingency reserves. California, Connecticut, Maryland and New York, among other things, require that the lesser of the insured average debt service and the insured unpaid principal (reduced by the extent to which unpaid principal of the supporting assets exceeds the insured unpaid principal), divided by nine, on each issue of asset-backed securities issued by a single entity shall not exceed 10% of policyholders’ surplus and contingency reserves, while Florida limits insured unpaid principal for any one risk to 10% of policyholders’ surplus and contingency reserves. In New Jersey, Virginia and Wisconsin, the average annual debt service on any single issue of municipal bonds (net of reinsurance) is limited to 10% of policyholders’ surplus. Other states that do not explicitly regulate financial guarantee or municipal bond insurance do impose single risk limits which are similar in effect to the foregoing.

Under New York, California, Connecticut, Florida, Illinois, Maryland, New Jersey and Wisconsin law, aggregate insured unpaid principal and interest under policies insuring municipal bonds (in the case of New York, California, Connecticut, Florida, Illinois and Maryland, net of reinsurance) are limited to certain multiples of policyholders’ surplus and contingency reserves. New York, California, Connecticut, Florida, Illinois, Maryland and other states impose a 300:1 limit for insured municipal bonds, although more restrictive limits on bonds of other types do exist. For example, New York, California, Connecticut, Florida and Maryland impose a 100:1 limit for certain types of non-municipal bonds. Under New York, California, Connecticut, Florida, Maryland and New Jersey law, aggregate insured unpaid principal and interest under policies insuring asset-backed securities (again, in the case of New York, California, Connecticut, Florida and Maryland, net of reinsurance) are limited to certain multiples of policyholders’ surplus and contingency reserves. New York, Maryland, California, Connecticut, and other states impose a 150:1 limit for insured investment grade asset-backed securities, although more restrictive limits on asset-backed securities of other types exist. For example, New York, California, Connecticut, Florida and Maryland impose a 50:1 limit for non-investment grade asset-backed securities.

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

The foregoing dividend limitations are determined in accordance with Statutory Accounting Practices (“SAP”), which generally produce statutory earnings in amounts less than earnings computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Similarly, policyholders’ surplus, computed on a SAP basis, will normally be less than net worth computed on a GAAP basis. See Note 9 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

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

Losses and Reserves; Remediation

The Company establishes both loss and loss adjustment expense reserves to cover non-specific unallocated losses on its insured portfolio and specific case basis reserves with respect to actual and potential losses under specific insurance policies. The unallocated loss and loss adjustment expense reserve (“ULR”) and specific case basis reserves are established by the Company’s Loss Reserve Committee.

Under the method employed by the Company since 2002, unallocated loss reserves are adjusted on a quarterly basis by a formula that applies a “loss factor” (determined as set forth below) to the Company’s scheduled earned premiums for such quarter. Annually, the Loss Reserve Committee determines the appropriate loss factor for the following year based on (i) a loss reserving study that assesses the mix of MBIA Corp.’s insured portfolio and the latest industry data, including historical default and recovery experience, for the relevant sectors of the fixed-income market, (ii) rating agency studies of defaults and (iii) other relevant market factors.

When a case basis reserve is established, the Company reclassifies the required amount from its unallocated loss reserve to its case basis loss reserve. Therefore, although the Company accrues an unallocated loss reserve by applying a loss factor to scheduled earned premium, the available unallocated loss reserve will be directly impacted by case basis reserves established in the same period. At the end of each quarter, the Company evaluates the adequacy of the remaining unallocated loss reserve.

MBIA Corp. establishes new case basis reserves with respect to an insurance policy when the Loss Reserve Committee determines that (i) a claim has been made or is likely to be made in the future with respect to such policy and (ii) the amount of the ultimate loss that MBIA Corp. will incur under such policy can be reasonably estimated. The amount of the case basis reserve with respect to any policy is based on the net present value of the expected ultimate losses and loss adjustment expense payments that MBIA Corp. expects to pay with respect to such policy, net of expected recoveries under salvage and subrogation rights. The amount of the expected loss is discounted based on a discount rate equal to the actual yield of the Company’s fixed-income portfolio at the end of the preceding fiscal quarter. A number of variables are taken into account in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and credit worthiness of the underlying issuer of the insured obligations, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligations, the projected cash flow or market value of any assets that support the insured obligation and the historical and projected loss rates on such assets. Factors that may affect the actual ultimate realized losses for any line of business include the state of the economy, changes in interest rates, rates of inflation and the salvage values of specific collateral. MBIA believes that reasonably likely changes in any of these factors are not likely to have a material impact on its recorded level of reserves, financial results or financial position, or liquidity.

The IPM Division is responsible for monitoring MBIA Corp. insured issues. The level and frequency of MBIA Corp.’s monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If IPM identifies concerns with respect to the performance of an insured issue it may designate such insured issue as “Caution List-Low,” “Caution List-Medium” or “Caution List-High.” The designation of any insured issue as “Caution List-Medium” or “Caution List-High” is based on the nature and extent of these concerns and requires that an increased monitoring and, if needed, a remediation plan be implemented for the related insured issue.

In the event MBIA Corp. determines that it expects to pay a claim with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that policy. A case basis reserve includes the present value of any claims MBIA Corp. expects to pay in the future less the present value of any salvage it expects to recover in respect of such insured issue, net of applicable reinsurance. As of December 31, 2003, MBIA had 48 issues on the Classified List that had $201 million in aggregate case reserves. Of the 48 policies on the Classified List, 17 policies, with an aggregate outstanding net insured par of approximately $831 million at December 31, 2003, had case basis reserves for expected future claims totaling $278 million and 21 policies with an aggregate outstanding net insured par of approximately $1.8 billion at December 31, 2003 had negative case basis reserves for which no further claims are expected but that for which the Company expects to receive future salvage and recoveries totaling $77 million. The Company does not expect to incur losses, net of salvage and recoveries, on the remaining 10 issues, which had an aggregate outstanding net insured par of approximately $359 million at December 31, 2003. The Company has not established any case basis reserves for credits that are listed as “Caution List-Low”, “Caution List-Medium” or “Caution List-High”.

At December 31, 2003, of the $278 million in total case basis reserves for future claims, five issues, a health care facility in Pennsylvania and four tax lien transactions, comprised $250 million. The remaining case basis reserves represent various housing financings and structured finance transactions, the largest of which is $10.2 million.

Both MBIA Illinois and CapMAC currently do not write new business. MBIA Corp. has reinsured their respective net liabilities on financial guarantee insurance business and maintains required reserves in connection therewith.

The reserves for losses and loss adjustment expenses are based on estimates, and there can be no assurance that the ultimate liability will not exceed such estimates. To the extent that actual case losses for any period are less than the unallocated portion of the total loss reserve, there will be no impact on the Company’s earnings for that period other than an addition to the reserve which results from applying the formula discussed above or except if the Loss Reserve Committee decides to make a one-time adjustment to the remaining ULR. To the extent that case losses for any period exceed the ULR, the excess will be charged against the Company’s earnings for that period.

In an effort to mitigate losses, IPM is regularly involved in the ongoing remediation of credits that may involve, among other things, waivers or renegotiations of financial covenants or triggers, waivers of contractual provisions, the granting of consents, and the taking of various other remedial actions. The nature of any remedial action is based on the type of the insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, MBIA Corp. is able to improve its security position and to obtain concessions from the issuer of the insured bonds. Since it commenced operations, MBIA Corp. has restructured only three insured bond issues, with an aggregate insured par amount of $352 million, two of which involved the extension of the term of the insured bonds by three and eight years. In no case was the principal amount of the insured bond issue increased or decreased or the interest rate reduced. The restructuring of an insured issue will generally not affect the amount of MBIA Corp.’s case basis reserves established for the restructured issue, if any, except if as a result of such restructuring MBIA Corp.’s estimate of the amount of its ultimate loss for such policy changes. MBIA Corp. has a case basis reserve with respect to one of the insured issues that it has restructured.

To date, MBIA Corp. has had 58 insured issues requiring claim payments. There are currently four additional insured issues for which case loss reserves have been established for expected future claims but for which claims have not yet been paid. The Company’s experience is that early detection and continued involvement by IPM are crucial in avoiding or minimizing potential draws on the related insurance policy. There can be no assurance, however, that there will be no material losses in the future in respect of any issues guaranteed by MBIA Corp., MBIA Illinois, MBIA Assurance or CapMAC.

SAP Ratios

The financial statements in this Form 10-K are prepared on the basis of GAAP. For reporting to state regulatory authorities, SAP is used. See Note 9 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

The SAP combined ratio is a traditional measure of underwriting profitability for insurance companies. The SAP loss ratio (which is losses incurred divided by premiums earned), SAP expense ratio (which is underwriting expenses divided by net premiums written) and SAP combined ratio (which is the sum of the loss and expense ratios) for MBIA Corp. are shown in the table below:

	Years Ended December 31,
	1999	2000	2001	2002	2003
MBIA Corp.
Loss ratio	12.3%	6.2%	9.3%	9.4%	9.2%
Expense ratio	23.6	22.1	13.4	16.8	12.8
Combined ratio	35.9	28.3	22.7	26.2	22.0

The SAP loss ratio differs from the GAAP loss ratio because the GAAP ratio recognizes a provision for unidentified losses. The SAP expense ratio varies from the GAAP expense ratio because the GAAP ratio recognizes the deferral of policy acquisition costs. In addition, the SAP expense ratio is calculated using premiums written while the GAAP expense ratio uses premiums earned.

Net insurance in force, qualified statutory capital (which is comprised of policyholders’ surplus and the contingency reserve), and policyholders leverage ratios for MBIA Corp. are shown in the table below:

	As of December 31,
	1999	2000	2001	2002	2003
	(Dollars in millions)
MBIA Corp.
Net insurance in force	$635,883	$680,878	$722,408	$781,589	$835,774
Qualified statutory capital	4,152	4,505	4,940	5,435	6,083
Policyholders’ leverage ratio	153:1	151:1	146:1	144:1	137:1

MBIA Corp. Insurance Policies

Virtually all of the insurance policies issued by MBIA Corp. provide an unconditional and irrevocable guarantee of the payment to a designated paying agent for the holders of the insured obligations of an amount equal to the principal of, and interest or other amounts due on, the insured obligations that have not been paid. In the event of a default in payment of principal, interest or other insured amounts by an issuer, MBIA Corp. promises to make funds available in the amount of the default generally on the next business day following notification. MBIA Corp. has a Fiscal Agency Agreement with a bank which provides for this payment upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer. Even if the holders are permitted by the terms of the insured obligations to have the full amount of principal, accrued interest or other amounts due declared due and payable immediately in the event of a default, MBIA Corp. is required to pay only the amounts scheduled to be paid, but not in fact paid, on each originally scheduled payment date. However, MBIA Corp. may from time to time insure obligations that are backed by credit default swaps which by their terms require that termination payments be paid at the time of the default of the underlying reference obligation(s). Termination payments are generally calculated by deducting the market value of the reference obligation on the termination date from the specified amount of the reference obligation. The Company estimates that the liquidity needs arising from future termination payments are modest due to MBIA Corp.’s strategy of insuring such obligations with high levels of subordination and credit enhancement.

Rating Agencies

Moody’s, S&P, Fitch and RII perform periodic reviews of MBIA Corp. and other companies providing financial guarantee insurance. Their reviews generally focus on the insurer’s operations, financial conditions, underwriting guidelines, policies and procedures and on the underlying insured portfolio. Additionally, each rating agency has its own criteria as to exposure limits and capital requirements for financial guarantors.

The rating agencies have confirmed their Triple-A financial strength ratings assigned to MBIA Corp., CapMAC, MBIA Illinois and MBIA Assurance in every year since those ratings were first assigned. The ratings for MBIA Illinois and CapMAC are based in significant part on the reinsurance agreements between MBIA Corp. and MBIA Illinois and MBIA Corp. and CapMAC, respectively. The rating of MBIA Assurance is based in significant part on the reinsurance agreement between MBIA Corp. and MBIA Assurance and the net worth maintenance agreement between the two parties. See “Item 1. Business-Reinsurance.”

Capital Facilities

MBIA Corp. is party to a Credit Agreement, dated as of December 29, 1989 (the “Credit Agreement”), with various highly-rated banks to provide MBIA Corp. with an unconditional, irrevocable line of credit to cover losses in excess of a specified amount with respect to its public finance policies. The line of credit is available to be drawn upon by MBIA Corp., in an amount up to $700 million, after MBIA Corp. has incurred, during the period commencing October 31, 2003 and ending October 31,

2010, cumulative losses (net of any recoveries) in excess of $900 million or 5.0% of average annual debt service in respect of MBIA Corp.’s public finance policies. During 2002, MBIA Corp. replaced a portion of the amounts available under the Credit Agreement with a new capital markets facility as described below. As a result, the Credit Agreement facility amount was reduced in 2002 from $900 million to $700 million. The obligation to repay loans made under the Credit Agreement is a limited recourse obligation of MBIA Corp. payable solely from, and secured by a pledge of, recoveries realized on defaulted insured public finance obligations, from certain pledged installment premiums and other collateral. Borrowings under the Credit Agreement are repayable on the expiration date of the Credit Agreement. The current expiration date of the Credit Agreement is October 31, 2010, subject to annual extensions under certain circumstances. The Credit Agreement contains covenants that, among other things, restrict MBIA Corp.’s ability to encumber assets or merge or consolidate with another entity.

At January 1, 2003, the Company maintained $211 million of annually renewable stop-loss reinsurance coverage with three reinsurers. At the end of the third quarter, the Company elected not to renew two of the facilities with $175 million of coverage due to the rating downgrades of the stop-loss providers. In addition, at the end of 2003, MBIA Corp. elected not to renew the remaining $35.7 million of stop-loss reinsurance coverage effective January 1, 2004, also due to the rating downgrade of the stop loss reinsurer.

The Company also maintained two ten-year facilities with two reinsurers maturing in 2011 and 2012 for $100 million and $50 million, respectively. These facilities allowed the Company to issue subordinated securities and could be drawn upon if the Company incurred cumulative losses (net of any recoveries) above an annually adjusted attachment point, which was $1.76 billion for 2003. However, the $50 million facility was not renewed in the fourth quarter due to a rating downgrade of the related provider, with the $100 million facility remaining in effect as of December 31, 2003.

MBIA Corp. has access to $400 million of Money Market Committed Preferred Custodial Trust securities (“CPS Securities”) issued by eight Trusts which were created for the primary purpose of issuing CPS Securities and investing the proceeds in high quality commercial paper or short-term U.S. government obligations. MBIA Corp. has a put option to sell to the Trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the Trusts will transfer the proceeds to MBIA Corp. in exchange for the preferred stock that will be held by the Trusts. The Trusts are vehicles for providing MBIA Corp. the opportunity to access new capital at its sole discretion through the exercise of the put options. The Trusts are rated “AA” by S&P and “Aa2” by Moody’s. To date, MBIA Corp. has not exercised its put options under any of these arrangements.

The Company and MBIA Corp. also maintain bank liquidity facilities totaling $675 million. As of December 31, 2003, there were no borrowings outstanding under these agreements.

Employees

As of March 3, 2004, the Company had 701 employees. No employee is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

Investment Considerations

Financial Strength Ratings

MBIA Corp.’s ability to attract new business and to compete with other Triple-A rated financial guarantors is largely dependent on the Triple-A financial strength ratings assigned to it by the major rating agencies and the financial enhancement rating assigned by S&P. MBIA Corp. intends to comply with the requirements imposed by the rating agencies to maintain such ratings; however, no assurance can be given that these requirements will not change or that, even if MBIA Corp. complies with these requirements, one or more of such rating agencies will not lower or withdraw their financial strength ratings of MBIA Corp. in the future. MBIA Corp.’s ability to attract new business and to compete with other Triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings. See “Item 1. Business-Rating Agencies”.

Competition

The businesses engaged in by MBIA Corp. are highly competitive. MBIA Corp. faces competition from other financial guarantee insurance companies, other providers of third-party credit enhancement, such as multi-line insurance companies and banks, and alternative executions which do not employ third-party credit enhancement. To the extent that there is no increase in the dollar volume of obligations that require guarantees, increased competition, either in terms of price, alternative executions or new providers of credit enhancement, could have an adverse effect on MBIA Corp.’s business. See “Item 1. Business-Competition”.

Potential Economic Impact of Global Hostilities

General global unrest could disrupt the economy in this country and around the world and could have a direct material adverse impact on certain industries and on general economic activity.

The Company has exposure in certain sectors that could suffer increased stress as a direct result of these types of events. The Company’s exposure to domestic airports and to domestic enhanced equipment trust certificate aircraft securitizations have experienced increased stress as a result of global events since 2001, including a downgrading of the ratings of some of the underlying issuers, and could experience further stress in the event of general global unrest in the future. Other exposures that depend on revenues from business and personal travel, such as bonds backed by hotel taxes and car rental fleet securitizations, have experienced and could experience direct increased stress. In addition, certain other sectors in which the Company has insured exposure such as consumer loan securitizations (e.g., home equity, auto loan and credit card transactions) and certain collateralized debt obligations backed by high-yield bonds have experienced increased delinquencies and defaults in the underlying pools of loans and could experience stress in the event of future global unrest.

In accordance with the Company’s underwriting criteria, transactions insured by the Company are structured to endure significant stress under various stress assumptions, including an assumed economic recession. There can be no assurance, however, that the Company will not incur material losses due to these exposures if the economic stress in certain sectors caused by global unrest, terrorism or similar events in the future is or will be more severe than the Company currently foresees and had assumed in underwriting its exposures.

Market and Other Factors

The demand for financial guarantee insurance depends upon many factors, some of which are beyond the control of MBIA Corp. While all the major financial guarantee insurers have Triple-A financial strength ratings from the major rating agencies, investors may from time to time distinguish among financial guarantors on the basis of various factors, including size, insured portfolio concentration and financial performance. These distinctions may result in differentials in trading levels for securities insured by particular financial guarantors which, in turn, may provide a competitive advantage to those financial guarantors with better trading characteristics. Conversely, various investors may, due to regulatory or internal guidelines, lack additional capacity to purchase securities insured by certain financial guarantors, which may provide a competitive advantage to guarantors with fewer insured obligations outstanding.

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

The perceived financial strength of financial guarantee insurers also affects demand for financial guarantee insurance. Should a major financial guarantee insurer, or the industry generally, have its financial strength rating lowered, or suffer for some other reason deterioration in investors’ confidence, demand for financial guarantee insurance may be reduced significantly.

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

Regulation

The financial guarantee insurance industry has historically been and will continue to be subject to the direct and indirect effects of governmental regulation, including changes in tax laws and legal precedents affecting asset-backed and municipal obligations. No assurance can be given that future legislative regulatory or judicial changes will not adversely affect MBIA Corp.’s business. See “Business-Regulation” for a description of current insurance regulations affecting MBIA Corp.

Adequacy of Loss Reserves

The financial guarantees issued by MBIA Corp. insure the financial performance of the obligations guaranteed over an extended period of time, in some cases over 30 years, under policies that MBIA Corp. has, in most circumstances, no right to cancel. As a result of the lack of statistical loss data due to the low level of losses in MBIA Corp.’s financial guarantee business and in the financial guarantee industry in general, particularly in the structured asset-backed area, MBIA Corp. does not use traditional actuarial approaches to determine its loss reserves. Instead, a general loss reserve is established in an amount deemed adequate to cover the expected levels of losses and loss adjustment expense on MBIA’s overall portfolio. The size of the general loss reserve is determined by a formula, the components of which are reviewed regularly. Management believes that the current level of general loss reserves is adequate to cover the estimated liability for claims and the related loss adjustment expenses with respect to financial guarantees issued by MBIA Corp. The establishment of the appropriate level of loss reserves is an inherently uncertain process involving numerous estimates and subjective judgments by management, and therefore there can be no assurance that losses in MBIA Corp.’s insured portfolio will not exceed the loss reserves. Losses from future defaults, depending on their magnitude, could exceed loss reserves and therefore have a material adverse effect on the results of operations and financial condition of MBIA Corp. See “Item 1. Business-Losses and Reserves; Remediation”.

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

Low Probability of Non-Negotiated Change of Control

Certain characteristics of the Triple-A rated financial guarantee insurance business may discourage non-negotiated takeover attempts or changes of control, which takeovers or changes of control some stockholders might otherwise deem to be in their interests. Given the importance of MBIA Corp.’s Triple-A ratings to the Company’s business, as a practical matter, a change of control would require confirmation in advance from the rating agencies that such transaction would not result in a downgrade of the financial strength rating assigned to MBIA Corp.

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

Investment Management Services Businesses

The Company’s Investment Management Services businesses have grown as a proportion of its overall business (see Item 1. Investment Management Businesses”). Events that negatively affect the performance of the Investment Management Services businesses could have a negative effect on the overall performance of the Company.

Impact of Unanticipated Catastrophic Events

The Company’s insurance operations underwrite and assess credit and other risks using internal models which are based on historical performance and default rates, as well as the Company’s reasonable expectation of future performance. Transactions insured by MBIA Corp. are structured to endure significant stress under various stress assumptions, including an assumed economic recession. The Company manages its insurance and other exposures in an attempt to minimize the severity and impact of unexpected events. There can be no assurance, however, that the Company’s internal models and portfolio management policies adequately assess and address the risk of unexpectedly catastrophic events or the impact of risks with a severity significantly higher than those previously experienced, or that the assumptions which underlie the Company’s internal models and policies are accurate. There can be no assurance that the Company will not incur material losses if such catastrophic or high severity events occur.

Available Information

The Company maintains a website at www.mbia.com. The Company is not including the information on its website as a part of, nor is it incorporating such information by reference into, this Form 10-K. The Company makes available through its website all of its SEC filings, including its annual 10-K, any of its quarterly filings on Form 10-Q and any current reports on Form 8-K, as soon as is reasonably practicable after these materials have been filed with the SEC. All such filings were timely posted to the website in 2003.

Executive Officers

The executive officers of the Company and their present ages and positions with the Company as of March 1, 2004 are set forth below.

Name	Age	Position and Term of Office
Joseph W. Brown	55	Chairman and Chief Executive Officer (officer since January, 1999)
Gary C. Dunton	48	President (officer since January, 1998)
Richard L. Weill	61	Secretary (officer since 1989)
Neil G. Budnick	49	Vice President and Chief Financial Officer (officer since 1992)
John B. Caouette	59	Vice President (officer since February, 1998)
Ram D. Wertheim	49	Vice President and General Counsel (officer since January, 2000)
Kevin D. Silva	50	Vice President and Chief Administrative Officer (officer since 1995)
Ruth M. Whaley	47	Vice President and Chief Risk Officer (officer since 1999)
Andrea E. Randolph	51	Vice President and Chief Technology Officer (officer since January, 2004)
John S. Pizzarelli	48	Vice President (officer since November, 2000)
Mark S. Zucker	55	Vice President (officer since November, 2000)

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

Andrea E. Randolph is Vice President and Chief Technology Officer of the Company. From Prior to joining MBIA Corp. in 2000, she was Director of Information Technology – Corporate Investment Division at MetLife.

John S. Pizzarelli is Vice President of the Company and head of the Public Finance Division. Since joining MBIA Corp. in 1985, he has been primarily involved in the public finance area.

Mark D. Zucker is Vice President of the Company and head of the Structured Finance Division. Prior to joining the Company he was Chief Credit Officer—Investment Banking at Rabobank International.

In January of 2004, the Company announced that Richard L. Weill will retire in the spring of 2004. Mitchell I. Sonkin, senior partner and co-chair of the Financial Restructuring Group of the international law firm of King & Spalding, will assume Mr. Weill’s responsibility as head of MBIA Corp.’s IPM Division on April 1, 2004.

In March of 2004, the Company’s Board of Directors announced that, as part of its leadership succession plan, Gary C. Dunton, the current President of the Company, will succeed Joseph W. Brown as the Company’s Chief Executive Officer in May 2004. Mr. Dunton will continue as President of the Company in addition to serving as its Chief Executive Officer. Mr. Brown will continue to serve as executive Chairman of the Company through 2007. Neil G. Budnick will become President of MBIA Corp, responsible for new business development in the global public and structured finance markets. A successor to Mr. Budnick as Chief Financial Officer will be named by the Board of Directors.

Item 2. Properties

MBIA Corp. owns the 265,000 square foot office building on approximately 15.5 acres of property in Armonk, New York, in which the Company and MBIA Corp. have their headquarters. The Company has over the past several years added approximately 18 additional acres adjacent to its current headquarters in order to provide an ability to expand its headquarters as needed. The Company also has rental space in New York, New York, San Francisco, California, Paris, France, Madrid, Spain, Sydney, Australia, London, England, Milan, Italy and the Republic of Singapore. The Company believes that these facilities are adequate and suitable for its current needs.

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

In July, 2002, MBIA Corp. filed suit against Royal Indemnity Company (“Royal”), in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $341 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal has filed an action seeking a declaration that it is not obligated to pay on its policies. If Royal does not honor its policies, MBIA Corp. will be required to make payment on the notes it insured, and will incur material losses under its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. While Royal has indicated that they will appeal the order, MBIA expects that the order will be upheld on appeal. As part of the appeals process, which the Company expects to be initiated quickly, Royal has pledged $368 million of investment grade collateral to MBIA Corp. to secure the entire amount of the judgment, with interest, and has agreed to post additional security for future claims and interest. The Federal District Court has ordered Royal to comply with the pledge agreement.

MBIA Corp. believes that it will prevail in the litigation with Royal and will have no ultimate loss on these policies, although there can be no assurance that MBIA Corp. will in fact prevail. If MBIA Corp. does not prevail in the litigation and Royal does not make payments on the Royal Policies, MBIA Corp. expects to incur material losses under its policies. MBIA Corp. does not believe, however, that any such losses will have a material adverse effect on its financial condition.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party. See “Item 1. Business – Municipal Services—Capital Asset” for a description of certain litigation against the Company and certain of its subsidiaries related to its investment in Capital Asset and information regarding the settlement of the litigation.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of March 8, 2004 there were 798 shareholders of record of the Company’s Common Stock. The information concerning dividends on the Company’s Common Stock is under “Item 1. Business-Regulation” in this annual report.

The high and low stock prices and dividends with respect to the Company’s common stock for the last two years are set forth below:

	2003			2002
	Sales Price			Sales Price
Quarter Ended	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
March 31	$47.81	$34.14	$0.20	$60.11	$51.10	$0.17
June 30	53.60	38.61	0.20	57.50	52.33	0.17
September 30	57.38	47.68	0.20	56.65	39.05	0.17
December 31	60.62	54.97	0.20	47.00	34.93	0.17

The Company expects to continue its policy of paying regular dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirement, and financial condition.

Item 6. Selected Financial Data

Selected Financial and Statistical Data

MBIA Inc. and Subsidiaries

Dollars in millions except per share amounts	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994
GAAP Summary Income Statement Data:
Insurance
Gross premiums written	$1,269	$952	$865	$687	$625	$677	$654	$535	$406	$405
Premiums earned	733	589	524	446	443	425	351	294	244	241
Net investment income	438	433	413	394	359	332	302	265	233	204
Total insurance expenses	239	197	180	170	315	140	141	117	100	89
Insurance income	991	875	796	698	515	643	530	453	385	360
Investment management services income	50	49	63	56	41	29	17	18	11	5
Income before income taxes	1,149	793	791	715	388	565	525	448	375	347
Net income	814	579	570	529	321	433	406	348	290	270
Net income per common share:
Basic	5.67	3.95	3.85	3.58	2.15	2.91	2.79	2.45	2.14	2.00
Diluted	5.61	3.92	3.82	3.56	2.13	2.88	2.75	2.41	2.10	1.97

GAAP Summary Balance Sheet Data:
Total investments	27,707	17,095	14,516	12,233	10,694	10,080	8,908	8,008	6,937	5,069
Total assets	30,268	18,852	16,200	13,894	12,264	11,826	10,387	9,033	7,671	5,712
Deferred premium revenue	3,080	2,755	2,565	2,398	2,311	2,251	2,090	1,854	1,662	1,538
Loss and LAE reserves	560	573	518	499	467	300	105	72	50	47
Investment agreement and medium-term
note obligations	8,840	7,231	6,055	4,789	4,513	3,485	3,151	3,259	2,642	1,526
Long-term debt	1,022	1,033	805	795	689	689	489	389	389	314
Shareholders’ equity	6,259	5,493	4,783	4,223	3,513	3,792	3,362	2,761	2,497	1,881
Book value per share	43.50	37.95	32.24	28.59	23.56	25.43	22.73	19.32	18.01	13.95
Dividends declared per common share	0.800	0.680	0.600	0.547	0.537	0.527	0.513	0.483	0.437	0.380

Statutory Summary Data:
Net income	669	618	571	544	522	510	404	335	287	229

Capital and surplus	3,715	3,158	2,858	2,382	2,413	2,290	1,952	1,661	1,469	1,250
Contingency reserve	2,368	2,277	2,082	2,123	1,739	1,451	1,188	959	788	652

Capital base	6,083	5,435	4,940	4,505	4,152	3,741	3,140	2,620	2,257	1,902
Unearned premium reserve	3,067	2,774	2,607	2,465	2,376	2,324	2,193	1,971	1,768	1,640
Present value of installment premiums	2,053	1,300	1,068	886	732	644	537	443	347	249

Premium reserves	5,120	4,074	3,675	3,351	3,108	2,968	2,730	2,414	2,115	1,889
Loss and LAE reserves	200	245	211	209	204	188	15	10	7	22
Standby line of credit / stop loss	1,236	1,261	1,261	1,075	1,075	900	900	775	700	650

Total claims-paying resources	12,639	11,015	10,087	9,140	8,539	7,797	6,785	5,819	5,079	4,463

Financial Ratios:
GAAP
Loss and LAE ratio	9.9%	10.5%	10.8%	11.5%	44.8%	8.2%	9.1%	6.9%	5.6%	3.9%
Underwriting expense ratio	22.7	23.0	23.5	26.7	26.4	24.7	31.0	32.9	35.2	32.9
Combined ratio	32.6	33.5	34.3	38.2	71.2	32.9	40.1	39.8	40.8	36.8
Statutory
Loss and LAE ratio	9.2	9.4	9.3	6.2	12.3	8.0	1.2	1.7	0.4	8.7
Underwriting expense ratio	12.8	16.8	13.4	22.1	23.6	16.8	21.2	22.8	27.2	28.3
Combined ratio	22.0	26.2	22.7	28.3	35.9	24.8	22.4	24.5	27.6	37.0
Net debt service outstanding	$835,774	$781,589	$722,408	$680,878	$635,883	$595,895	$513,736	$434,417	$359,175	$315,340

Net par amount outstanding	$541,026	$497,343	$452,409	$418,443	$384,459	$359,472	$303,803	$252,896	$201,326	$173,760

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

MBIA Inc. (MBIA or the Company) has made statements in this report that are not historical or current facts and are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “intend,” “will likely result,” “looking forward” or “will continue,” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. MBIA cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. The following are some of the factors that could affect the financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•	fluctuations in the economic, credit, interest rate or foreign currency environment in the United States and abroad;

•	the level of activity within the national and international credit markets;

•	competitive conditions and pricing levels;

•	legislative and regulatory developments;

•	technological developments;

•	changes in tax laws;

•	the effects of mergers, acquisitions and divestitures; and

•	uncertainties that have not been identified at this time.

The Company undertakes no obligation to publicly correct or update any forward-looking statement if it later becomes aware that such results are not likely to be achieved.

OVERVIEW

MBIA is a leading provider of financial guarantee insurance, investment management services and municipal services to public finance clients and financial institutions around the world. During 2003, the Company continued to grow its global franchise resulting in record levels of business production and reported earnings. MBIA’s consistently solid performance is accomplished through its dedication to the foundation principles that guide its operations. They are: Maintain the Strongest Team, which recognizes the Company’s commitment to individual and organizational growth as well as its focus on

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

teamwork; No Loss Underwriting, which expresses the pursuit of perfection in the Company’s management of credit risk and reflects the Company’s core competency; Triple-A Ratings, which the Company seeks to protect at all costs as they are the business platform from which the Company operates; and Enhance Long-Term Shareholder Value, which is the result of disciplined and rigorous adherence to the first three principles.

The Company’s insurance operations experienced significant growth in both its United States (U.S.) and non-United States (non-U.S.) operations in 2003. The investment management services operations demonstrated an improving trend in the third and fourth quarters of 2003 resulting from a strong performance in the Company’s fixed-income businesses. The Company believes it is well positioned to take advantage of favorable growth prospects both inside and outside of the U.S. in all of its businesses except for the equity component of its investment management business, which has not recovered from turbulence in the U.S. equity markets.

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). The following accounting estimates are viewed by management to be critical because they require significant judgment on the part of management. Financial results could be materially different if alternate methodologies were used or if management modified its assumptions.

LOSSES AND LOSS ADJUSTMENT EXPENSES Loss and loss adjustment expense (LAE) reserves are established in an amount equal to the Company’s estimate of unallocated losses and identified or case basis reserves, including costs of settlement and other loss mitigation expenses, on obligations it has insured. The unallocated loss and loss adjustment expense reserves and specific case basis reserves are established by the Company’s Loss Reserve Committee, which is comprised of members of senior management.

Under the method employed by the Company since 2002, unallocated loss reserves are adjusted on a quarterly basis by using a formula that applies a “loss factor” (determined as set forth below) to the Company’s scheduled earned premiums for such quarter. Annually, the Loss Reserve Committee determines the appropriate loss factor for the year based on (i) a loss reserving study that assesses the mix of the Company’s insured portfolio and the latest industry data, including historical default and recovery

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

experience, for the relevant sectors of the fixed-income market, (ii) rating agency studies of defaults and (iii) other relevant market factors.

When a case basis reserve is established, MBIA reclassifies the required amount from its unallocated loss reserve to its case basis loss reserve. Therefore, although MBIA accrues an unallocated loss reserve by applying a loss factor to scheduled earned premium, the amount of available unallocated loss reserve is directly related to case basis reserves established in the same period. At the end of each quarter, the Company evaluates the adequacy of the remaining unallocated loss reserve.

MBIA establishes new case basis reserves with respect to an insurance policy when its Loss Reserve Committee determines that (i) a claim has been made or is likely to be made in the future with respect to such policy and (ii) the amount of the ultimate loss that MBIA will incur under such policy can be reasonably estimated. The amount of the case basis reserve with respect to any policy is based on the net present value of the expected ultimate losses and loss adjustment expense payments that the Company expects to pay with respect to such policy, net of expected recoveries under salvage and subrogation rights. The amount of the expected loss is discounted based on a discount rate equal to the actual yield of the Company’s fixed-income portfolio at the end of the preceding fiscal quarter. Various variables are taken into account in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the underlying issuer of the insured obligations, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligations, the projected cash flow or market value of any assets that support the insured obligation and the historical and projected loss rates on such assets. Factors that may affect the actual ultimate realized losses for any policy include the state of the economy, changes in interest rates, rates of inflation and the salvage values of specific collateral. MBIA believes that reasonably likely changes in any of these factors are not likely to have a material impact on its recorded level of reserves, financial results or financial position, or liquidity.

Although the Company has had an excellent history in estimating its loss reserving needs, its total loss reserves of $560 million represent a small fraction of the net debt service insured of $836 billion. Management believes that the reserves are adequate to cover ultimate net losses; however, because the reserves are based on estimates, there can be no assurance that the ultimate liability will not exceed such estimates. Various methodologies are

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

employed within the financial guarantee industry for loss reserving. Alternate methods may produce different estimates than the method used by the Company.

UPFRONT PREMIUM REVENUE RECOGNITION Upfront premiums are earned in proportion to the expiration of the related risk while installment premiums are earned over each installment period, generally one year or less. Therefore, for transactions in which the premium is received upfront, premium earnings are greater in the earlier periods when there is a higher amount of exposure outstanding. The upfront premiums are apportioned to individual sinking fund payments of a bond issue according to an amortization schedule. After the premiums are allocated to each scheduled sinking fund payment, they are earned on a straight-line basis over the period of that sinking fund payment. When an insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time. If other than U.S. Government securities are placed in escrow, the Company remains contingently liable for the outstanding debt service. Accordingly, deferred premium revenue represents the portion of premiums written that is applicable to the unexpired risk of insured bonds and notes.

The effect of the Company’s upfront premium earnings policy is to recognize greater levels of upfront premiums in the earlier years of each policy insured, thus matching revenue recognition with exposure to the underlying risk. Recognizing premium revenue on a straight-line basis over the life of each policy without allocating premiums to the sinking fund payments would materially affect the Company’s financial results. Premium earnings would be more evenly recorded as revenue throughout the period of risk than under the current method, but the Company does not believe that the straight-line method would appropriately match premiums earned to the Company’s exposure to the underlying risk. Therefore, the Company believes its upfront premium earnings methodology is the most appropriate method to recognize its upfront premiums as revenue. The premium earnings methodology used by the Company is similar to that used throughout the industry.

VALUATION OF FINANCIAL INSTRUMENTS The fair market values of financial instruments held or issued by the Company are determined through the use of available market data and widely accepted valuation methods. Market data is retrieved from a variety of third-party data sources for input into the Company’s valuation systems. Valuation systems are determined based on the

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

characteristics of transactions and the availability of market data. The fair values of financial assets and liabilities are primarily calculated from quoted dealer market prices. However, dealer market prices may not be available for certain types of contracts that are infrequently purchased and sold. For these contracts, the Company may use alternate methods for determining fair values, such as dealer market quotes for similar contracts or cash flow modeling. Alternate valuation methods generally require management to exercise considerable judgment in the use of estimates and assumptions, and changes to certain factors may produce materially different values. In addition, actual market exchanges may occur at materially different amounts.

The Company’s financial instruments categorized as assets are mainly comprised of investments in debt and equity instruments. The majority of the Company’s debt and equity investments are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires that all debt instruments and certain equity instruments be classified in the Company’s balance sheet according to their purpose and, depending on that classification, be carried at either amortized cost or fair market value. Quoted market prices are generally available for these investments. However, if a quoted market price is not available, a price is derived from internally developed models which use available market data. Equity investments outside the scope of SFAS 115 are accounted for under cost or equity method accounting principles. Other financial assets that require fair value reporting or disclosures within the Company’s financial notes are valued based on underlying collateral or the Company’s estimate of discounted cash flows.

MBIA regularly monitors its investments in which fair value is less than amortized cost in order to assess whether such a decline in value is other than temporary and, therefore, should be reflected as a realized loss in net income. Such an assessment requires the Company to determine the cause of the decline and whether the Company possesses both the ability and intent to hold the investment to maturity or until the value recovers to an amount at least equal to amortized cost. As of December 31, 2003, MBIA determined that unrealized losses on its investments were temporary in nature because there was no material indication of credit deterioration and the Company has the ability and intent to hold the investments to maturity or until the fair value increases to an amount equal to amortized cost. This assessment requires management to exercise judgment as to whether an investment is impaired based on market conditions and trends and the availability of relevant data.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The Company’s financial instruments categorized as liabilities primarily consist of obligations related to its investment agreement, medium-term note and commercial paper programs and debt issued for general corporate purposes. The fair values of such instruments are generally not reported within the Company’s financial statements, but rather in the accompanying notes. However, financial liabilities that qualify as part of hedging arrangements under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, are recorded at their fair values in the Company’s balance sheet. MBIA has instituted cash flow modeling techniques to estimate the value of its liabilities that qualify as hedged obligations under SFAS 133 based on current market data. Other financial liabilities that require fair value reporting or disclosures within the Company’s financial notes are valued based on underlying collateral, the Company’s estimate of discounted cash flows or quoted market values for similar transactions.

The Company’s exposure to derivative instruments is created through contracts into which it directly enters and through third-party contracts it insures. The majority of MBIA’s exposure to derivative instruments is related to certain synthetic collateralized debt obligations (CDOs). These contracts meet the definition of a derivative under SFAS 133 but effectively represent an alternate form of financial guarantee execution. The fair values of the Company’s derivative instruments are estimated using various valuation models that conform to industry standards. The Company utilizes both vendor-developed and proprietary models, based on the complexity of transactions. Dealer market quotes are typically obtained for regularly traded contracts and provide the best estimate of fair value. However, when reliable dealer market quotes are not available, the Company uses a variety of market data relative to the type and structure of contracts. Several of the more significant types of market and contract data that influence the Company’s valuation models include interest rates, credit quality ratings, credit spreads, default probabilities and diversity scores. This data is obtained from third party sources and is reviewed for reasonableness and applicability to the Company’s derivative portfolio. The fair value of the Company’s derivative portfolio may be materially affected by changes in existing market data, the availability of new or improved market data, changes in specific contract data or enhancements to the Company’s valuation models resulting from new market practices.

MBIA expects to hold all derivative instruments to their contractual maturity. Upon maturity of a contract, the unrealized value recorded in the Company’s financial statements will be zero. However, if circumstances or

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

events require the termination and settlement of a contract prior to maturity, any unrealized gain or loss will typically be realized.

The Company has dedicated resources to the development and ongoing review of its valuation models and has instituted procedures for the approval and control of data inputs. In addition, regular reviews are performed to ensure that the Company’s valuation models are appropriate and produce values reflective of the current market environment. See “Note 25: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for additional information on the various types of instruments entered into by MBIA and a comparison of carrying values as reported in the Company’s balance sheet to estimated fair values.

GOODWILL Effective January 1, 2002 the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142, which supersedes Accounting Principles Board Opinion No. (APB) 17, “Intangible Assets,” requires that goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually. The standard includes a two-step process aimed at determining the amount, if any, by which the carrying value of a reporting unit exceeds its fair value. Other intangible assets are amortized over their useful lives.

The Company completed its transitional impairment testing on its existing goodwill as of January 1, 2002 in accordance with SFAS 142. As of January 1, 2002, goodwill in the insurance reporting segment totaled $76.9 million. SFAS 142 requires a two-step approach in determining any impairment in goodwill. Step one entails evaluating whether the fair value of a reporting segment exceeds its carrying value. In performing this evaluation the Company determined that the best measure of the fair value of the insurance reporting segment is its book value adjusted for the after-tax effects of net deferred premium revenue less deferred acquisition costs and the present value of installment premiums to arrive at adjusted book value. Adjusted book value is a common measure used by analysts to determine the value of financial guarantee companies. As of January 1, 2002, the insurance reporting segment’s adjusted book value significantly exceeded its carrying value, and thus there was no impairment of its existing goodwill.

Total goodwill for the segments within the investment management services operations was $13.1 million as of January 1, 2002. In performing step one of the impairment testing, the fair values of the reporting segments were determined using a multiple of earnings before income tax, depreciation and amortization (EBITDA), as this is a common measure of fair value in the

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

investment management industry. The multiple was determined based on a review of current industry valuation practices. As of January 1, 2002, the fair values of the investment management services’ reporting segments exceeded their carrying values indicating that goodwill was not impaired.

The municipal services segment had goodwill of $7.7 million as of January 1, 2002. The fair value of the reporting segment was based on net assets. In comparing fair value to carrying value, it was determined that goodwill was potentially impaired. In performing step two of the impairment testing the implied fair value of goodwill was calculated by subtracting the fair value of the net assets from the fair value of the reporting segment. In comparing the implied fair value of goodwill to the carrying amount of goodwill, it was determined that the entire amount was impaired and was therefore written off as of January 1, 2002 and reported as a cumulative effect of accounting change. The per share effect of the cumulative effect of accounting change was to reduce 2002’s net income per share by five cents.

The Company performed its annual impairment testing of goodwill as of January 1, 2003 and January 1, 2004. The fair values of the insurance reporting segment and the investment management services’ segments were determined using the same valuation methods applied during the transition testing. The fair values of the reporting segments exceeded their carrying values indicating that goodwill was not impaired.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The following table presents highlights of the Company’s consolidated financial results for 2003, 2002 and 2001. Items listed under “Effect on net income” are items that management commonly identifies for the readers of its financial statements because they are the result of changes in accounting standards, a by-product of the Company’s operations or due to general market conditions beyond the control of the Company.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

In millions except per share amounts	2003	2002	2001
Revenues:
Insurance	$1,230	$1,072	$976
Investment management	423	424	442
Municipal services	27	25	27
Other	89	25	16
Net gains (losses) on derivative instruments and foreign exchange	100	(82)	(4)

Gross revenues	1,869	1,464	1,457
Expenses:
Insurance	239	197	180
Investment management	373	375	379
Municipal services	26	24	30
Other	82	75	77

Gross expenses	720	671	666

Net income	$814	$579	$570
Net income per share information:*
Net income	$5.61	$3.92	$3.82
Effect on net income:
Cumulative effect of accounting change for goodwill	$—	$(0.05)	$—
Cumulative effect of accounting change for derivatives	$—	$—	$(0.09)
Realized gains	$0.57	$0.33	$0.37
Realized losses	$(0.21)	$(0.26)	$(0.33)

Net realized gains	$0.36	$0.07	$0.04
Net gains (losses) on derivative instruments and foreign exchange	$0.45	$(0.36)	$(0.02)
Accelerated premium earned from refunded issues	$0.52	$0.30	$0.22

*	All per share calculations are diluted.

Consolidated revenues for 2003 were $1.9 billion compared with $1.5 billion in 2002, a 28% increase. The increase in consolidated revenues was primarily due to an increase in insurance premium and fee revenues, net gains on insured credit derivative instruments, and net realized gains on the Company’s investment portfolio. Consolidated expenses for 2003 were $720 million compared with $671 million in 2002, a 7% increase. This increase was primarily due to an increase in insurance operations expenses and, to a lesser extent, an increase in investment management services operating expenses and interest expense from additional debt issued in the third quarter of 2002. Somewhat offsetting these increases were decreases in interest expense related to investment management services debt obligations and corporate expenses. Net income for 2003 increased 40% while net income per share increased 43%. The difference between the growth in net income and the growth in net income per share was principally the result of common stock repurchases by the Company.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Consolidated revenues for 2002 and 2001 remained flat at $1.5 billion. Insurance revenues increased 10% resulting from growth in premiums, fees and investment income, offset by net losses on insured credit derivative instruments and decreases in investment management services revenues. Consolidated expenses for 2002 were $671 million compared with $666 million in 2001, a 1% increase. The 2002 increase in consolidated expenses was due to an increase in insurance operations expenses, with smaller offsetting decreases in investment management services expenses and municipal services expenses. Net income for 2002 increased 2% while net income per share increased 3%. The difference between the growth in net income and the growth in net income per share was principally the result of common stock repurchases by the Company.

The Company’s book value at December 31, 2003 was $43.50 per share, up 15% from $37.95 at December 31, 2002. The increase was largely driven by income from operations and the increase in the unrealized appreciation of the Company’s investment portfolio. Book value per share has shown substantial growth over the past three years with a three-year compound average growth rate of 15%. The low interest rate environment had a positive effect on this growth rate.

MBIA evaluates the premium rates it receives for insurance guarantees through the use of internal and external rating agency quantitative models. These models assess the Company’s premium rates and return on capital results on a risk adjusted basis. In addition, market research data is used to evaluate pricing levels across the financial guarantee industry for comparable risks. The Company’s 2003 pricing levels indicate continued positive trends in overall portfolio profitability, and the Company believes the pricing charged for its insurance products produces results that meet its long-term return on capital targets.

When a MBIA-insured bond issue is refunded or retired early, the related deferred premium revenue is earned immediately. The level of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rates of the bond issue, the issuer’s desire or ability to modify bond covenants and applicable regulations under the Internal Revenue Code.

Strong demand, favorable pricing and the growth opportunities in U.S. and non-U.S. markets are factors that management believes indicate strong future business production. However, driven by back-to-back years of record business production, the Company’s outlook for business production in 2004 is positive but not at the same levels of growth as in the past two years. The Company expects that the very strong levels of new business written over the last

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

three years, particularly in the public finance sector, will drive total earned premium growth into the 15-20% range in 2004. Assuming that interest rates rise in 2004, the Company expects refunding activity to slow down.

INSURANCE OPERATIONS

2003 revenues from insurance operations were $1.230 billion compared with $1.072 billion in 2002, a 15% increase. The growth in insurance revenues was driven by a 25% increase in premiums earned and an 18% increase in advisory fee revenues. Net scheduled premiums earned, which exclude refundings, were $607 million in 2003, up 18% from 2002. The growth in net scheduled premiums earned in 2003 reflects the increase in new business written during the last two years, as well as a lower reinsurance cession rate. Refunded premiums earned increased 69% this year when compared with last year as municipalities took advantage of the continued low interest rate environment to refinance their debt.

Insurance expenses, which consist of loss and loss adjustment expenses, amortization of deferred acquisition costs and operating expenses increased 21% in 2003. The growth rates in all three insurance expense categories are in line with the increase in insurance revenues. Gross insurance expenses were up 18% for 2003, resulting from a change in expense allocation methodology between business operations, expenses related to the formation of Toll Road Funding Plc. (TRF), and a one-time cost to replace split-dollar life insurance policies in response to prohibitions on loans to executives imposed under the Sarbanes-Oxley Act. Excluding these items, insurance operating expenses increased 6% for 2003, in line with the Company’s long-term goal of 5% to 7%. While expenses in 2003 exceeded the Company’s long-term goal due to nonrecurring items, future expense growth is expected to fall within the targeted range.

The Company’s gross premiums written (GPW), net premiums written (NPW) and scheduled premiums earned for the last three years are presented in the following table:

				Percent Change
In millions	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Gross premiums written:
U.S.	$862	$728	$615	18%	18%
Non-U.S.	$407	$224	$250	82%	(11)%

Total	$1,269	$952	$865	33%	10%
Net premiums written:
U.S.	$734	$610	$506	20%	20%
Non-U.S.	$299	$143	$124	108%	16%

Total	$1,033	$753	$630	37%	20%
Scheduled premiums earned:
U.S.	$467	$417	$388	12%	7%
Non-U.S.	$140	$97	$81	44%	20%

Total	$607	$514	$469	18%	10%

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

GPW reflects premiums received and accrued for the period and does not include the present value of future cash receipts expected from installment premium policies originated during the year. GPW was $1.3 billion in 2003, up 33% over 2002, reflecting strong growth in both U.S. and non-U.S. business. Installment and upfront GPW grew 32% and 34%, respectively, from 2002.

NPW, which is gross premiums written net of premiums ceded to reinsurers, increased 37% to $1.0 billion from $753 million in 2002. The larger increase in NPW relative to GPW relates to slightly lower cession rates in 2003 compared with 2002. Premiums ceded to reinsurers from all insurance operations were $236 million, $199 million and $235 million for 2003, 2002 and 2001, respectively. Reinsurance enables the Company to cede exposure and comply with its single risk and credit guidelines, although the Company continues to be primarily liable on the policy being insured.

In 2002, insurance operations revenues increased 10% compared with 2001. The growth in revenues was due to increases in premiums earned, net investment income and advisory fees. Insurance expenses increased 10% in 2002, which is in line with the increase in insurance revenues for the same period. In 2002, GPW grew by 10% compared with 2001, reflecting strong growth in U.S. business slightly offset by a decrease in non-U.S. business. NPW grew 20% compared with 2001, resulting from increases in both U.S. and non-U.S. business. The increase in 2002 NPW relative to the increase in 2002 GPW is due to a decrease in cession rates to reinsurers.

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are shown in the following table:

				Percent Change
Global Public Finance In millions	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Gross premiums written:
U.S.	$570	$435	$375	31%	16%
Non-U.S.	$263	$91	$138	189%	(34)%

Total	$833	$526	$513	58%	2%
Net premiums written:
U.S.	$511	$386	$318	33%	21%
Non-U.S.	$210	$67	$67	210%	—

Total	$721	$453	$385	59%	18%
Scheduled premiums earned:
U.S.	$237	$213	$202	12%	5%
Non-U.S.	$54	$27	$20	101%	36%

Total	$291	$240	$222	22%	8%

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Global public finance issuance remained high in 2003, largely driven by the low interest rate environment and increased issuance by municipalities due to stress on municipal budgets. New issuance in the U.S. public finance market measured by par value increased by $2 billion from $327 billion in 2002 to $329 billion in 2003. The insured portion of this market increased from 55% in 2002 to 58% in 2003. Robust refunding activity fueled this growth in the U.S. public finance market where refundings were up 2% for the year, as lower interest rates continued to prevail.

Global public finance GPW and NPW increased 58% and 59%, respectively, over 2002. This increase was due primarily to new upfront business written in the U.S. and outside the U.S. The slightly larger increase in global public finance NPW versus GPW relates to a lower cession rate in 2003 compared with 2002. Ceded premiums as a percent of gross premiums decreased from 14% in 2002 to 13% in 2003, which was largely the result of lower cession rates on deals insured outside the U.S. In 2003, global public finance scheduled earned premiums increased 22% to $291 million from $240 million in 2002. This growth reflects earnings generated from increased levels of business written over the last several years.

The credit quality of global public finance business written by the Company remained high for the past three years. Insured credits rated A or above before the Company’s guarantee accounted for 88% of the 2003 and 2002 global public finance business, while credits rated A or above in 2001 were 85%. At year-end 2003, 81% of the outstanding global public finance book of business was rated A or above before the Company’s guarantee.

In 2002, GPW and NPW increased 2% and 18%, respectively, over 2001. Solid growth in U.S. GPW offset a decrease in non-U.S. GPW, while both U.S. and non-U.S. NPW increased. Ceded premiums as a percent of gross premiums decreased from 25% in 2001 to 14% in 2002, the result of lower cession rates on deals insured outside the U.S. Premiums earned from scheduled amortization increased by 10%, driven by an increase in both U.S. and non-U.S. business. Refunded premiums earned increased 36%, reflecting the lower interest rate environment.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are shown in the following table:

				Percent Change
Global Structured Finance (In millions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Gross premiums written:
U.S.	$292	$293	$240	(1)%	22%
Non-U.S.	$144	$133	$112	8%	18%

Total	$436	$426	$352	2%	21%
Net premiums written:
U.S.	$223	$224	$188	—	19%
Non-U.S.	$89	$76	$57	17%	32%

Total	$312	$300	$245	4%	22%
Scheduled premiums earned:
U.S.	$230	$204	$186	13%	10%
Non-U.S.	$86	$70	$61	22%	15%

Total	$316	$274	$247	15%	11%

Global structured finance worldwide securitization volume increased 27% over the prior year with most of the growth concentrated in U.S. public asset-backed and mortgage-backed securities.

Overall, MBIA’s global structured finance insured business written rated A or above before giving effect to the Company’s guarantee totaled 71% in 2003, down from 77% last year. At year-end 2003, 74% of the outstanding global structured finance book of business was rated A or above before giving effect to the Company’s guarantee, up from 68% at year-end 2002.

Global structured finance GPW increased 2% in 2003, to $436 million from $426 million last year, resulting from an increase in non-U.S. business. In 2003, installments received from business written in prior years increased 10% when compared with 2002. NPW for 2003 increased 4% due to the increase in non-U.S. business activity coupled with a lower cession rate on that business. The cession rate on global structured finance business was 28%, which declined from the 30% cession rate in 2002. The lower growth in premiums written when compared to 2002 growth was a result of the Company insuring fewer mortgage and consumer asset-backed transactions due to generally unattractive market pricing and credit terms in those sectors. In 2003, global structured finance

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

scheduled net earned premiums of $316 million increased 15% over 2002. This increase was primarily driven by strong levels of new business written over the last 18 months. In 2003, premiums exclude those received from Triple-A One Funding Corp. (Triple-A), Meridian Funding Company, LLC (Meridian) and Polaris Funding Company, LLC (Polaris) (collectively, the Conduits) resulting from the Company’s guarantee of assets and liabilities that are now consolidated by the Company.

In 2002, GPW increased 21% due to increases in installment business written in the U.S. and outside the U.S. NPW increased 22%, in line with the growth in GPW due to a relatively stable cession rate. The 11% growth in net scheduled premiums earned reflects increases in both U.S. and non-U.S. business.

CREDIT QUALITY Financial guarantee companies use a variety of approaches to assess the underlying credit risk profile of their insured portfolios. MBIA uses both an internally developed credit rating system as well as third-party rating sources in the analysis of credit quality measures of its insured portfolio. In evaluating credit risk, the Company obtains, when available, the underlying rating of the insured obligation before the benefit of its insurance policy from nationally recognized rating agencies (Moody’s Investors Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings). All references to insured credit quality distributions contained herein reflect the underlying rating levels from these third-party sources. Other companies within the financial guarantee industry may report credit quality information based upon internal ratings that would not be comparable to MBIA’s presentation.

The credit quality of business insured during 2003 remained high as insured credits rated A or above before MBIA’s guarantee were 81% for each of the past two years, up from 78% in 2001. At year-end 2003, over 78% of the Company’s outstanding book of business was rated A or above before MBIA’s guarantee.

INVESTMENT INCOME The Company’s insurance-related net investment income and ending asset balances at amortized cost for the last three years are presented in the following table:

				Percent Change
(In millions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Pre-tax income	$438	$433	$413	1%	5%
After-tax income	$348	$353	$334	(2)%	6%
Ending asset balances	$9,108	$8,100	$7,498	12%	8%

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The Company’s insurance-related net investment income, excluding net realized gains, increased 1% to $438 million in 2003, up from $433 million in 2002. Despite an 11% growth in the average invested asset base at amortized cost, the continuing low-yield environment eroded most of the positive growth in investment income. After-tax net investment income decreased by 2% in 2003, as the Company increased its concentration of taxable investments. A portion of Conduit investment income has been reported as insurance-related net investment income, reflecting the inclusion of earnings on Conduit assets. Excluding Conduit investment income, after-tax insurance-related investment income in 2003 would have declined 3% compared with 2002.

During the Company’s annual risk assessment process in 2002, management identified that the extended period of low interest rates had embedded significant capital gains in its investment portfolio that would be lost under the reasonable scenario that interest rates return to more normal levels in the near future. As a result, the Company decided to forego short-term yield and, in order to realize such imbedded capital gains, reposition the portfolio duration from just below 8 years to approximately 5 years in order to preserve economic capital. The duration at December 31, 2003, 2002 and 2001 was 5.30 years, 6.89 years and 7.48 years, respectively. The impact of shortening the investment portfolio duration was a reduction in 2003 after-tax net investment income. Having substantially completed the duration adjustment, the Company forecasts that growth in both invested assets and after-tax net investment income will be in the 8-10% range for 2004.

In 2002, insurance-related net investment income was up 5% over 2001. The modest growth in 2002 was due to the low-yield environment despite a 9% growth in invested assets at cost. After-tax net investment income increased 6% in 2002, as the portfolio had significant tax-exempt investments.

ADVISORY FEES The Company collects advisory fees in connection with certain transactions. Depending upon the type of fee received, the fee is either earned when it is due or deferred and earned over the life of the related transaction. Work, waiver and consent, termination, administrative and management fees are earned when due. Structuring fees are earned on a straight-line basis over the life of the related transaction and commitment fees are earned over the period of the commitment contract.

In 2003, advisory fee revenues increased 18% to $59.7 million, from $50.7 million in 2002. This increase was driven by the Company’s emphasis on work fees for increasingly complex insurance transactions and waiver and consent fees related to the surveillance and remedial activities of the Company’s

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Insured Portfolio Management Department (IPM). Similarly, the 29% increase in 2002 compared with 2001 was primarily a result of the Company’s focus on work fees and waiver and consent fees. Fees that are earned when due totaled 91% and 88% of 2003 and 2002 advisory fee income, respectively. Due to the one-time nature inherent in such fees, there can be no assurance that the growth in advisory fees will continue at past levels.

MBIA conduit administration fees represented approximately 9% of total advisory fee revenues in 2003 compared with 24% in 2002 and 28% in 2001. This decreasing trend is the result of growth in work and waiver and consent fees and the elimination of conduit fees from the date the Company purchased the Conduits.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) The following table shows the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves at the end of the last three years, as well as its loss provision and loss ratios for the last three years:

				Percent Change
In millions	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Case-specific:
Gross	$262	$289	$246	(9)%	17%
Reinsurance recoverable on unpaid losses	61	44	35	39%	25%

Net case reserves	$201	$245	$211	(18)%	16%
Unallocated	297	284	272	5%	4%

Net loss and LAE reserves	$498	$529	$483	(6)%	10%

Losses and LAE	$73	$62	$57	18%	9%

Loss ratio:
GAAP	9.9%	10.5%	10.8%
Statutory	9.2%	9.4%	9.3%

The Company recorded $73 million in loss and loss adjustment expenses in 2003, an 18% increase compared with $62 million in 2002. This increase was a direct result of growth in scheduled earned premiums, which is the basis of the Company’s loss reserving formula. Total case-incurred activity was $60 million for 2003, $49 million for 2002 and $43 million for 2001. 2003 case-incurred activity included additional case reserves for MBIA’s guaranteed tax lien portfolios, and losses associated with the guarantees of an older vintage CDO and a Trenwick America Corp. debt obligation.

Loss ratios are calculated by dividing losses incurred by net premiums earned and are a measurement of the Company’s underwriting performance. The

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

statutory loss ratio only includes case losses incurred, while the GAAP loss ratio includes case losses incurred and a provision for unallocated losses. Both the GAAP and statutory loss ratios have remained relatively consistent over the last three years.

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

In the event MBIA determines that it expects to pay a claim with respect to an insured issue, it places the issue on its “classified list” and establishes a case basis reserve for that insured issue. As of December 31, 2003, MBIA had 48 open case basis issues on its classified list that had $201 million in aggregate case reserves. Of the 48 issues on its classified list, 17 issues with an aggregate outstanding net insured par of approximately $831 million had case basis reserves of $278 million for expected future claims. In addition, 21 issues with an aggregate outstanding net insured par of approximately $1.8 billion had negative case basis reserves for which no further claims are expected but for which the Company expects to receive future salvage and recoveries totaling $77 million. The Company does not expect to incur losses, net of salvage and recoveries, on the remaining 10 issues, which had an aggregate outstanding net insured par of approximately $359 million. The Company has not established any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High.”

RISK MANAGEMENT In an effort to mitigate losses, MBIA is regularly involved in the ongoing remediations of credits that may involve, among other things, waivers or renegotiations of financial covenants or triggers, waivers of contractual provisions, the granting of consents, and the taking of various other remedial actions. The nature of any remedial action is based on the type of the insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, MBIA is able to improve its security position and to obtain concessions from the issuer of the insured bonds. Since it commenced operations, the Company has

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

restructured only three insured bond issues, with an aggregate insured par amount of $352 million, two of which involved the extension of the term of the insured bonds by three and eight years, respectively. In no case was the principal amount of the insured bond issue increased or decreased or the interest rate reduced. The restructuring of an insured issue will generally not affect the amount of the Company’s case basis reserves established for the restructured issue, if any, except if as a result of such restructuring the Company’s estimate of the amount of its ultimate loss for such policy changes. MBIA has a case basis reserve with respect to one of the insured issues that it has restructured.

REINSURANCE Reinsurance enables the Company to cede exposure for purposes of increasing its capacity to write new business while complying with its single risk and credit guidelines. The rating agencies continuously review reinsurers providing coverage to the financial guarantee industry. Many of MBIA’s reinsurers have been downgraded over the past two years, and others remain under review. As of December 31, 2002, reinsurers rated Double-A and above represented 90% of MBIA’s ceded par. As a result of downgrades during 2003, this percentage as of December 31, 2003 was 56%. When a reinsurer is downgraded, less capital credit is given to MBIA under rating agency models. The reduced capital credit has not and is not expected to have a material adverse effect on the Company. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including the downgrade of the reinsurers. The Company remains liable on a primary basis for all reinsured risks, and although the Company believes that its reinsurers remain capable of meeting their obligations, there can be no assurance that the reinsurers will be able to meet these obligations.

As of December 31, 2003, the aggregate amount of insured par ceded by MBIA to reinsurers was $110.2 billion. The following table shows the percentage ceded to and reinsurance recoverable from reinsurers by S&P rating levels.

Reinsurers’ S&P Rating Range	Percent of Total Par Ceded	Reinsurance Recoverable (in thousands)
AAA	32.62%	$11,362
AA	23.33%	31,126
A	30.43%	14,065
BBB	0.09%	318
Non-investment grade	0.30%	—
Not currently rated	13.23%	4,214

Total	100%	$61,085

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Two reinsurers within the AAA rating category represent approximately 27% of total par ceded by MBIA; two reinsurers within the AA rating category represent approximately 20% of total par ceded by MBIA; and two reinsurers within the A rating category represent approximately 21% of total par ceded by MBIA. After giving effect to the 2004 cessions to Channel Reinsurance Ltd. (Channel Re) described below, the percentage of cessions to AAA rated reinsurers would have been approximately 60% at December 31, 2003.

In 2003, MBIA launched several initiatives aimed at maximizing its Triple-A reinsurance capacity, including the investment of $25 million in RAM Reinsurance Company, a Triple-A rated financial guarantee reinsurer located in Bermuda. The Company’s investment, among other things, enabled RAM Reinsurance Company to maintain its Triple-A rating. In addition, on February 13, 2004, the Company announced that Channel Re, a new financial guarantee reinsurer based in Bermuda, was formed and funded. Channel Re was capitalized with total equity capital of approximately $366 million from four investors. Channel Re has received financial strength ratings of Aaa from Moody’s and AAA from S&P. MBIA has a 17.4% ownership interest in Channel Re. Channel Re has assumed a $27 billion portfolio of in-force business from MBIA and will participate in the Company’s reinsurance treaty and provide facultative reinsurance support. Following the assumption of the in-force business, Channel Re had total claims-paying resources of approximately $700 million. Business ceded to Channel Re was reassumed from various other reinsurers during February and March of 2004.

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

The Company’s policy acquisition costs, operating expenses and total insurance operating expenses, as well as related expense ratios, are shown in the following table:

				Percent Change
In millions	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Gross expenses	$246	$209	$181	18%	16%

Amortization of deferred acquisition costs	$58	$48	$42	21%	12%
Operating expenses	108	87	81	24%	9%

Total insurance operating expenses	$166	$135	$123	23%	10%

Expense ratio:
GAAP	22.7%	23.0%	23.5%
Statutory	12.8%	16.8%	13.4%

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

In 2003, the amortization of deferred acquisition costs increased 21% over 2002, in line with the increase in insurance premiums earned. The amortization of deferred acquisition costs increased 12% in 2002 compared with 2001. The ratio of policy acquisition costs, net of deferrals, to earned premiums has remained steady at 8% in 2003, 2002 and 2001. In addition, during the last three years there has been a decline in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. This declining ratio indicates the Company has deferred proportionately more revenues than expenses over the last three years.

Operating expenses increased 24% from $87 million in 2002 to $108 million in 2003, reflecting higher compensation costs that are primarily the result of a one-time cost related to the replacement of split-dollar life insurance policies, expenses in the second quarter of 2003 to establish TRF and a reallocation of expenses between business operations. The 9% increase in operating expenses in 2002 compared with 2001 primarily reflects the Company’s decision to expense the fair value of stock options, totaling $7 million, in accordance with the modified prospective transition method of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The pro forma stock option expense not included in 2001 in accordance with the modified prospective method of adoption is not materially different from the expense recognized in 2002.

Financial guarantee insurance companies use the statutory expense ratio (expenses divided by net premiums written) as a measure of expense management. The Company’s 2003 statutory expense ratio of 12.8% is below the 2002 ratio of 16.8% and the 2001 ratio of 13.4%. The decrease in the ratio from 2002 is due

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

to a significant increase in net premiums written. If stock option expenses had been included in the 2001 calculation, the statutory expense ratio for 2001 would have been 16.7%. The statutory expense ratios for the past three years have been considerably better than the Company’s long-term goal of 20%.

VARIABLE INTEREST ENTITIES In May 2003, the Company sponsored the formation of Toll Road Funding, Plc. (TRF), a public company incorporated in Ireland under the Irish Companies Act. TRF is a conduit established to acquire a loan participation related to the financing of an Italian toll road and, at December 31, 2003, had $1.5 billion of debt outstanding. Assets supporting the repayment of the debt were comprised of the loan participation and high-quality, liquid investments. Assets and liabilities of TRF are included within “Conduit investments held-to-maturity” and “Conduit debt obligations,” respectively, on the Company’s balance sheet. TRF is a variable interest entity (VIE), of which MBIA is the primary beneficiary. Therefore, while MBIA does not have a direct ownership interest in TRF, it is consolidated in the financial statements of the Company in accordance with Financial Accounting Standards Board Interpretation Number 46, “Consolidation of Variable Interest Entities” (FIN 46).

Under the provisions of FIN 46, MBIA must determine whether it has a variable interest in a VIE and if so, whether that variable interest would cause MBIA to be the primary beneficiary. The primary beneficiary is the entity that will absorb the majority of the expected losses, receive the majority of the expected residual returns or both of the VIE and is required to consolidate the VIE. VIEs are used in a variety of structures insured or managed by MBIA. Under FIN 46, MBIA’s guarantee of the assets or liabilities of a VIE constitute a variable interest and require MBIA to assess whether it is the primary beneficiary. Additionally, the Company’s management of VIEs under asset management agreements may subject the Company to consolidation of such entities. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies. Additionally, VIE assets and liabilities that are consolidated within MBIA’s financial statements may represent amounts above MBIA’s guarantee, although such excess amounts would ultimately have no impact on MBIA’s net income. VIE assets and liabilities consolidated in the Company’s financial statements at December 31, 2003 are reported in “Variable interest entity assets” and “Variable interest entity liabilities”, respectively, on the face of the Company’s balance sheet and totaled $600.3 million.

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

In general, the asset management businesses have had solid performances since 1998. However, in 2002, the asset management business suffered from a further weakening in the equity markets and, to a lesser extent, the low interest rate environment. The equity investment management business has not recovered from this turbulence in the U.S. equity markets while the fixed-income business showed promising results. Fixed-income results improved primarily as a result of growth in investment agreement and medium-term note activities. Investment agreement and medium-term note activities represented 59% of investment management services 2003 operating income, up from 34% in 2002 and 27% in 2001. Investment management services net revenues were up 9% over 2002, while consolidated expenses were up 14%, resulting in an operating income increase of 1% compared with 2002. If stock option expense relating to the adoption of the fair value recognition provisions of SFAS 123 had been recorded in 2001, pro forma operating income would still have declined 15% in 2002.

Ending assets under management at the end of 2003, which do not include Conduit assets, were $37.5 billion, 8% above the 2002 year-end level. Fixed-income assets increased 14%, while equity assets decreased 33%. Conduit assets are held to their contractual maturity and are originated and managed differently from those held as available-for-sale by the Company or those managed for third-parties. The following table summarizes the consolidated investment management results and assets under management over the last three years:

				Percent Change
In millions	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Revenues	$423	$424	$442	—	(4)%
Interest expense	303	313	316	(4)%	(1)%

Net revenues	120	111	126	9%	(12)%
Expenses	70	62	63	14%	(2)%

Operating income	$50	$49	$63	1%	(21)%

Ending assets under management:
Fixed-income	$34,408	$30,280	$28,865	14%	5%
Equities	3,109	4,630	10,383	(33)%	(55)%

Total	$37,517	$34,910	$39,248	8%	(11)%

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The following provides a summary of each of the asset management businesses:

MBIA-MISC provides investment management programs including pooled investment products, customized asset management and bond proceeds investment services. In addition, MBIA-MISC provides portfolio accounting and reporting for state and local governments including school districts. MBIA-MISC is a Securities and Exchange Commission (SEC)-registered investment adviser. MBIA-MISC had $11.2 billion in assets under management at year-end 2003, up 11% from 2002. While assets under management have increased, the low interest rate environment has had a negative impact on revenues.

IMC provides customized investments for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provides customized products for funds that are invested as part of asset-backed or structured product issuance.

GFL was formed in 2002 as an extension of the Company’s investment management business. GFL raises funds through the issuance of medium-term notes with varying maturities (GFL MTNs), which are in turn guaranteed by MBIA Insurance Corporation (MBIA Corp.). GFL lends the proceeds of these GFL MTN issuances to the Company (GFL Loans). Under an agreement between the Company and MBIA Corp., the Company invests the proceeds of the GFL Loans in eligible investments (the GFL Investments), which consist of securities with a minimum Double-A quality. The GFL Investments are pledged to MBIA Corp.

Euro Asset Acquisition Limited (EAAL) was formed in 2003 as a wholly owned subsidiary of the Company and as an extension of its asset management business. EAAL primarily purchases foreign assets as permitted under the Company’s investment guidelines.

At December 31, 2003, principal and accrued interest outstanding on IMC, GFL and EAAL investment agreements and medium-term note obligations and securities sold under agreements to repurchase totaled $9.3 billion, compared with $7.8 billion at December 31, 2002. Assets supporting these agreements had market values of $9.4 billion and $8.1 billion at December 31, 2003 and December 31, 2002, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

CMC is a SEC-registered investment adviser and National Association of Securities Dealers member firm. CMC specializes in fixed-income management for institutional funds and provides investment management services to IMC’s

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

investment agreement portfolio, GFL’s medium-term note and investment agreement portfolio, MBIA-MISC’s municipal cash management programs and the Company’s insurance and corporate investment portfolios. At year-end 2003, the market value of CMC’s third-party assets under management was $3.1 billion, compared with $2.6 billion at year-end 2002. The market value of assets related to the Company’s insurance and corporate investment portfolios managed by CMC were $9.8 billion at December 31, 2003, up 12% from the previous year-end.

1838 is a full-service asset management firm with an institutional focus. It manages equity, fixed-income and balanced portfolios for a client base comprised of municipalities, endowments, foundations, corporate employee benefit plans and high-net-worth individuals. 1838’s results were significantly impacted by, and have not recovered from, turbulence in the U.S. equity markets. A considerable decline in operating revenues was slightly mitigated by a reduction in operating costs. Assets under management at year-end 2003 were $3.7 billion, a decline of 31% from year-end 2002 assets of $5.4 billion.

On September 30, 2003, MBIA purchased the equity and acquired all controlling interests of the conduits it administers, Triple-A, Meridian and Polaris. These entities are now reflected in the consolidated financial statements of the Company.

MBIA has consolidated the Conduits in accordance with SFAS 94, “Consolidation of all Majority-Owned Subsidiaries” by acquiring controlling financial interests through the direct ownership of all of the voting interests of each Conduit. As a result of the consolidation of the Conduits, MBIA has included in its balance sheet the gross assets and liabilities of each Conduit, which consist primarily of various types of investments and medium- and short-term debt, and included in its income statement the gross operating revenues and expenses of the Conduits subsequent to their acquisition date. The investments and debt obligations of the Conduits, along with the investments and debt obligations of TRF, are reported separately as conduit investments and conduit debt obligations on the face of the Company’s balance sheet. Since Conduit revenues and expenses are consolidated from the date the Company purchased the Conduits, the impact on the Company’s income statement is immaterial. Certain of MBIA’s consolidated subsidiaries have invested in Conduit debt obligations or have received compensation for services provided to the Conduits. As such, MBIA has eliminated intercompany transactions with the Conduits from its balance sheet and income statement. After the elimination of such intercompany assets and liabilities, Conduit

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

investments and Conduit debt obligations were $8.4 billion and $7.8 billion, respectively at December 31, 2003. The difference between the investments and debt obligations is primarily the result of the elimination of Conduit debt owned by other MBIA subsidiaries. Other than the potential impact of the unrealized gains or losses from derivative instruments, MBIA does not expect its net income to change materially as a result of the consolidation of the Conduits due to the inconsequential level of residual profits of these entities.

The Conduits enter into derivative instruments primarily as an economic hedge against interest rate and currency risks. It is expected that any change in the market value of the derivative instruments will be offset by a change in the market value of the hedged assets or liabilities. However, since the investments are accounted for as held-to-maturity, the change in market value, with the exception of the change in value of foreign currency assets due to changes in foreign currency rates, is not recorded in the financial statements. Derivative instruments entered into by the Conduits are not accounted for as hedges under SFAS 133 and, therefore, changes in market value are recorded as gains or losses in MBIA’s consolidated income statement.

The consolidation of the Conduits has not impacted MBIA’s liquidity requirements since Triple-A, an MBIA-administered multi-seller commercial paper conduit, had independently entered into liquidity agreements with third-party providers and MBIA does not guarantee payment of the commercial paper, and the assets and liabilities of the other Conduits are structured on a match-funded basis. In addition, the consolidation has not affected MBIA’s credit ratings or statutory capital requirements. Each of the transactions funded through the Conduits was underwritten in accordance with the Company’s underwriting standards and has been reviewed by the rating agencies. MBIA’s guarantees of the underlying investments and/or liabilities of the Conduits have historically been included in MBIA’s reported insurance exposure. Lastly, the consolidation of the Conduits will have no adverse affect on MBIA Corp.’s ability or capacity to declare dividends to MBIA Inc.

It is MBIA’s policy to obtain a shadow rating from both Moody’s and S&P for each new transaction prior to the execution of such transactions within the Conduits. A shadow rating is the implied rating for the transaction without giving consideration to the MBIA guarantee. All transactions currently funded in the Conduits were shadow-rated at least investment grade by Moody’s and S&P prior to funding. The weighted average shadow rating for transactions currently funded in the Conduits was A by S&P and A2 by Moody’s at the time such transactions were

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

funded. MBIA estimates that the current weighted average shadow rating of all outstanding Conduit transactions was A- by S&P and A3 by Moody’s as of December 31, 2003.

As a result of having to adhere to MBIA’s underwriting standards and criteria, Conduit transactions have, in general, the same underlying shadow ratings that similar non-Conduit transactions guaranteed by MBIA have at the time they are closed. Like all credits underwritten by MBIA, the shadow ratings on Conduit transactions may be downgraded by either one or more rating agencies after they are closed. In general, the underlying shadow ratings on Conduit transactions have been downgraded no more frequently than similar non-Conduit transactions guaranteed by MBIA.

MUNICIPAL SERVICES

MBIA MuniServices Company (MBIA MuniServices) provides revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, audit, collections/recovery, enforcement and information (data) services. The municipal services operations also include Capital Asset Holdings GP, Inc. and certain affiliated entities (Capital Asset), a servicer of delinquent tax certificates.

For 2003, the municipal services operations reported operating income of $957 thousand, compared with operating income of $402 thousand in 2002. Revenues grew slightly more than expenses, with 8% and 6% growth rates. Municipal contracts and contingency fee billings were the main drivers behind the increase in municipal services revenues.

The Company owns Capital Asset, which was in the business of acquiring and servicing tax liens. The Company became the majority owner in December 1998 when it acquired the interest of Capital Asset’s founder and acquired the remaining equity in Capital Asset in the fourth quarter of 2003. MBIA Corp. has insured three securitizations of tax liens that were originated and continue to be serviced by Capital Asset. These securitizations were structured through the sale by Capital Asset of substantially all of its tax liens to three off-balance sheet qualifying special purpose entities (QSPEs) that were established in connection with these securitizations. These QSPEs are not the MBIA conduits discussed in the investment management services section of this report and are not included in the consolidation of the MBIA group. In the third quarter of 1999, Capital Asset engaged a specialty servicer of residential mortgages to help manage its business and operations and to assist in administering the portfolios supporting the securitizations insured by MBIA Corp. As of December 31, 2003, the aggregate gross insured

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

amount in connection with these securitizations was approximately $179 million compared with $201 million at December 31, 2002. MBIA Corp. has established case reserves related to these policies based on the amount of redemptive balances of those tax liens underlying such policies that Capital Asset has written off for a variety of reasons. MBIA will continue to evaluate the performance of the tax lien portfolio and establish reserves as and when necessary based on the same methodology. Since the ultimate collectability of tax liens is difficult to estimate, there can be no assurance that the case reserves established to date would be sufficient to cover all future claims under these policies.

In 2003, Capital Asset finalized the settlement of a class action lawsuit that principally involved the rate of interest that Capital Asset could legally charge on tax and water and sewer liens in Pittsburgh. As part of the settlement, Capital Asset refunded $8.9 million in interest collected with respect to the Pittsburgh liens, and the special purpose entity that held the liens wrote down $17.6 million in accrued interest on the Pittsburgh liens. Capital Asset’s reserves were sufficient to cover the full amount of any refunds due.

CORPORATE

NET INVESTMENT INCOME Net investment income was $9 million in 2003 and 2002, respectively. Despite an average asset base growth at the holding company level of 16%, corporate investment income was flat over last year due to the low interest rate environment.

INTEREST EXPENSE The Company incurred $68 million of interest expense compared with $58 million last year. The 17% increase is the result of the additional $200 million of debt issued during the third quarter of 2002.

CORPORATE EXPENSES Corporate expenses decreased 14% compared with 2002. In 2003, corporate expenses benefited by $8 million due to a reallocation of expenses among MBIA’s business operations. This benefit was offset by higher legal, auditing, consulting and severance expenses.

GAINS AND LOSSES

NET REALIZED GAINS Net realized gains were $81 million in 2003, consisting of gross realized gains of $130 million and gross realized losses of $49 million. The increase in 2003’s net realized gains primarily resulted from the Company’s sale of long-term assets to reduce the duration of its investment

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

portfolio. In 2002, net realized gains were $15 million, consisting of gross realized gains of $74 million and gross realized losses of $59 million. Net realized gains in 2001 were $9 million, consisting of gross realized gains of $85 million and gross realized losses of $76 million. In 2002 and 2001, the gains and losses were generated from the ongoing active total return management of the investment portfolio.

NET GAINS OR LOSSES ON DERIVATIVE INSTRUMENTS AND FOREIGN EXCHANGE Net gains on derivative instruments and foreign exchange were $100 million for the year ended December 31, 2003 compared with $82 million of net losses in 2002. This change was primarily attributable to the Company’s insured synthetic CDO portfolio. MBIA’s valuation of synthetic CDOs is sensitive to, among other factors, changes in credit spreads, and, therefore, the unrealized gain reflects the impact of tighter credit spreads in the investment grade bond market in 2003. Other factors that will affect the fair value of the Company’s insured credit derivatives are underlying collateral performance, changes in interest rates and the remaining time to maturity. The requirement to fair value the Company’s synthetic CDOs can cause significant volatility in its reported results without necessarily providing any additional information regarding the likelihood of future credit losses. The Company added an additional third-party data source in 2003 for generic credit spread information used by the Company in its valuation model to avoid undue reliance on any single data vendor, as well as to enhance its assessment of fair values.

TAXES

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, the tax rate fluctuates from time to time as the Company manages its investment portfolio on an after-tax total return basis. In addition, the tax rate for 2003 has increased due to the net gains on derivative instruments and foreign exchange. The effective tax rate for 2003 increased to 29.2% from 26.0% in 2002 and 26.3% in 2001.

CAPITAL RESOURCES

The Company carefully manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its Triple-A claims-paying ratings. At year-end 2003, total claims-paying resources for MBIA Corp. stood at $12.6 billion, a 15% increase over year-end

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

2002. Components of total claim-paying resources are shown in the following table:

In millions	2003	2002	Percent Change
			2003 vs. 2002
Capital and surplus	$3,715	$3,158	18%
Contingency reserve	2,368	2,277	4%

Capital base	6,083	5,435	12%
Unearned premium reserve	3,067	2,774	11%
Present value of installment premiums (1)	2,053	1,300	58%

Premium resources	5,120	4,074	26%
Loss and loss adjustment expense reserves	200	245	(18)%
Standby line of credit / stop loss	1,236	1,261	(2)%

Total claims-paying resources	$12,639	$11,015	15%

(1)	At March 31, June 30, September 30 and December 31, 2003 the discount rates were 5.6%, 5.3%, 5.1% and 4.7%, respectively, while 2002 was discounted at 9.0%.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Total shareholders’ equity at December 31, 2003 was $6.3 billion, with total long-term debt at $1.0 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital. The following table shows the Company’s long-term debt and the ratio used to measure it:

	2003	2002	2001
Long-term debt (in millions)	$1,022	$1,033	$805
Long-term debt to total capital	14%	16%	14%

In July of 1999, the board of directors authorized the repurchase of 11.25 million shares of common stock of the Company after adjusting for the 2001 stock split. The Company began the repurchase program in the fourth quarter of 1999. As of year-end 2003, the Company had repurchased a total of 9.5 million shares at an average price of $41.71 per share.

In addition, the Company has various soft capital facilities, such as lines of credit, stop-loss facilities and other equity-based facilities at its disposal, which increase its claims-paying resources.

MBIA Corp. has a $700 million standby line of credit facility with a group of major Triple-A rated banks to provide funds for the payment of claims in excess of the greater of $900 million or 5% of average annual debt service with respect to public finance transactions. The agreement is for a seven-year term, which expires on October 31, 2010.

At January 1, 2003, the Company maintained $211 million of stop-loss reinsurance coverage with three reinsurers. At the end of the third quarter, the Company elected not to renew two of the facilities with $175 million of

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

coverage due to the rating downgrades of the stop-loss providers. In addition, at the end of 2003, MBIA Corp. elected not to renew the remaining $35.7 million of stop-loss reinsurance coverage effective January 1, 2004, also due to the rating downgrade of the stop loss reinsurer.

MBIA Inc. also maintained two ten-year facilities maturing in 2011 and 2012 for $100 million and $50 million, respectively. These facilities allowed the Company to issue subordinated securities and could be drawn upon if the Company incurred cumulative losses (net of any recoveries) above an annually adjusted attachment point, which was $1.76 billion for 2003. The $50 million facility was not renewed in the fourth quarter due to a rating downgrade of the related provider, however, the $100 million facility remained in effect as of December 31, 2003.

MBIA Corp. has access to $400 million of Money Market Committed Preferred Custodial Trust securities (CPS securities) issued by eight Trusts which were created for the primary purpose of issuing CPS securities and investing the proceeds in high quality commercial paper or short-term U.S. government obligations. MBIA Corp. has a put option to sell to the Trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the Trusts will transfer the proceeds to MBIA Corp. in exchange for the preferred stock that will be held by the Trusts. The Trusts are vehicles for providing MBIA Corp. the opportunity to access new capital at its sole discretion through the exercise of the put options. The Trusts are rated AA/Aa2 by S&P and Moody’s, respectively. To date, MBIA Corp. has not exercised its put options under any of these arrangements.

From time to time, MBIA accesses the capital markets to support the growth of its businesses. MBIA filed a registration statement on Form S-3 with the SEC utilizing a “shelf” registration process. Under this filing, the Company currently has in effect a shelf registration with the SEC for $500 million. The Company may issue securities described in the prospectus filed as part of the registration, namely, senior debt securities, subordinated debt securities, preferred stock and common stock of the Company.

LIQUIDITY

Cash flow needs at the parent company level are primarily for dividends to its shareholders and interest payments on its debt. Liquidity and operating cash requirements of the Company are met by its cash flows generated from operations, which were more than adequate in 2003. Management of the Company believes that cash flows from operations will be sufficient to meet the

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Company’s liquidity and operating cash requirements for the foreseeable future.

Cash requirements have historically been met by upstreaming dividend payments from MBIA Corp., which generates substantial cash flow from premium writings and investment income. In 2003, the Company’s operating cash flow totaled $979 million compared with $873 million in 2002 and $722 million in 2001. The majority of net cash provided by operating activities is generated from the Company’s insurance operations.

Under New York State insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In MBIA Corp.’s case, dividends in any 12-month period cannot be greater than 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements. In 2003, MBIA Corp. declared and paid dividends of $240 million to MBIA Inc. Based upon the filing of its year-end 2003 statutory financial statement, MBIA Corp. has dividend capacity of $131.5 million for the first quarter of 2004 without special regulatory approval. Based on the projected future earnings of MBIA Corp., the Company believes MBIA Corp.’s dividend capacity will continue to be replenished each quarter. Management expects the dividend capacity of MBIA Corp. to be comparable to the current level for the foreseeable future.

The Company has significant liquidity supporting its businesses. At the end of 2003, cash equivalents and short-term investments totaled $1.2 billion. If, for any reason, significant cash flow reductions occur in any of its businesses, MBIA has alternatives for meeting ongoing cash requirements. They include selling or pledging its fixed-income investments in its investment portfolio, tapping existing liquidity facilities and new borrowings.

In addition, the Company has substantial external borrowing capacity. It maintains two short-term bank lines totaling $675 million with a group of highly rated global banks; a $225 million facility with a term of 364 days and a $450 million facility with a four-year term. At year-end 2003, there were no balances outstanding under these agreements.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At year-end 2003, the fair value of the consolidated investment portfolio was $27.7 billion, as shown below:

In millions	2003	2002	Percent Change 2003 vs. 2002
Insurance operations:
Amortized cost	$9,247	$8,273	12%
Unrealized gain	533	529	1%

Fair value	$9,780	$8,802	11%

Corporate:
Amortized cost	$173	$183	(5)%
Unrealized gain	4	9	(56)%

Fair value	$177	$192	(8)%

Investment agreement, medium-term note and conduit:
Amortized cost	$17,407	$7,727	125%
Unrealized gain	343	374	(8)%

Fair value	$17,750	$8,101	119%

Total portfolio at fair value	$27,707	$17,095	62%

The increase in insurance-related investments in 2003 was the result of positive cash flow from operations. The fair value of investments related to the investment agreement and medium-term note businesses increased to $9.4 billion from $8.1 billion at December 31, 2002. This increase was a result of growth in the GFL medium-term note program. The TRF investment portfolio and the consolidation of the Conduits at year-end 2003 contributed an additional $8.4 billion in investments.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The fixed-maturity investment portfolios are considered to be available-for-sale, with the exception of the Conduit portfolios, and the differences between fair value and amortized cost, net of applicable taxes, are reflected in accumulated other comprehensive income in shareholders’ equity. Fair value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates occurring after a fixed-income security is purchased, although other factors influence fair value, including credit-related actions, supply and demand forces and other market factors. The weighted-average credit quality of the Company’s fixed-income portfolios has been maintained at Double-A since its inception. The quality distribution of the Company’s fixed-maturity investment portfolios, which is based on ratings from Moody’s for year-end 2003 is presented in the following table:

	Insurance		Investment Management Services		Total
In thousands	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Aaa	$5,980,452	62%	$1,643,160	18%	$7,623,612	40%
Aa	2,014,391	21%	1,230,561	13%	3,244,952	17%
A	1,483,588	16%	6,270,539	67%	7,754,127	41%
Baa	121,569	1%	219,101	2%	340,670	2%

Total	$9,600,000	100%	$9,363,361	100%	$18,963,361	100%

When the Company holds investments to maturity, unrealized gains or losses currently recorded in accumulated other comprehensive income in the shareholders’ equity section of the balance sheet will decrease over time as the investments approach maturity. As a result, the Company expects to realize a value substantially equal to amortized cost. The Conduit portfolios are considered held-to-maturity, as the Company has the ability and intent to hold these investments to their contractual maturity. Therefore, these portfolios are reported at amortized cost and are not adjusted to reflect unrealized changes in fair value.

MBIA’s consolidated investment portfolio, excluding conduit investments (the Investment Portfolio), includes investments that are insured by MBIA Corp. (MBIA Insured Investments). As of December 31, 2003, the Investment Portfolio was approximately $19.3 billion, of which approximately $4.3 billion, or 22%, consisted of MBIA Insured Investments. Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the Investment Portfolio, as of December 31, 2003, based on the actual or estimated underlying ratings (i) the weighted average rating of the Investment Portfolio would be in the Double-A range, (ii) the average weighted rating of just the MBIA Insured Investments in the Investment Portfolio would be in the Single-A range and (iii) approximately 1.6% of the Investment Portfolio would be rated below investment grade. See the “Investment Management Services” section for additional disclosure on Conduit investment credit ratings.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The following table summarizes the Company’s contractual obligations as of December 31, 2003. For information on the Company’s financial guarantee exposure see Footnote 20 in the Notes to Consolidated Financial Statements.

	As of December 31, 2003
In thousands	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Long-term debt*	$—	$—	$5,550	$1,016,072	$1,021,622
Investment agreement and medium-term note obligations	1,591,859	3,328,431	1,086,385	2,833,450	8,840,125
Securities sold under agreements to repurchase	204,564	290,151	11,168	—	505,883
Conduit debt obligations	4,311,161	764,952	1,724,013	1,047,934	7,848,060

Total	$6,107,584	$4,383,534	$2,827,116	$4,897,456	$18,215,690

*	Does not include accrued interest.

The Company generates significant liquidity from its operations. Because of its risk management policies and procedures, diversification and reinsurance, the Company believes that the occurrence of an event that would significantly adversely affect liquidity is unlikely.

MARKET RISK

In general, market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates, credit spreads, equity prices and foreign exchange rates. MBIA is exposed mainly to changes in interest rates that affect the fair value of its financial instruments, namely investment securities, investment agreement liabilities, debentures and certain derivative transactions. The Company’s investment portfolio holdings are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and asset-backed securities. In periods of rising and/or volatile interest rates, profitability could be adversely affected should the Company have to liquidate these securities. Some mortgage-backed securities are subject to significant pre-payment risk in periods of declining interest rates.

MBIA minimizes its exposure to interest rate risk through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. In addition, the Company enters into various swap agreements that hedge the risk of loss due to interest rate and foreign currency volatility.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. As of December 31, 2003, a hypothetical increase in interest rates of 100 and 300 basis points would have resulted in an after-tax decrease in the net fair value of the Company’s financial instruments of approximately $215.4 million and $678.1 million, respectively. A decrease in interest rates of 100 basis points would have resulted in an after-tax increase in the net fair value of the Company’s financial instruments of approximately $204.6 million.

The Company’s earnings are also subject to changes in investment grade corporate credit spreads through fair valuing its credit derivative transactions. These transactions primarily consist of synthetic structured credit derivatives guaranteed by MBIA Corp., as well as single name credit default swaps directly entered into by the investment management services operations as part of their asset management activities. Sensitivity to changes in credit spreads for these transactions can be estimated by projecting a hypothetical instantaneous shift in credit spreads. As of December 31, 2003, a hypothetical instantaneous increase in investment grade corporate credit spreads of 25, 50 and 75 basis points would have resulted in an after-tax decrease in the net fair value of the Company’s credit derivatives of approximately $7.9 million, $17.3 million, and $30.4 million, respectively. Conversely, a hypothetical instantaneous decrease in investment grade corporate credit spreads of 25, 50 and 75 basis points would have resulted in an after-tax increase in the net fair value of the Company’s credit derivatives of approximately $6.2 million, $8.6 million, and $9.0 million, respectively. Under SFAS 133, if such hypothetical shifts in credit spreads were to occur, the resulting change in the net fair value of the Company’s credit derivatives would be recorded within the Company’s income statement.

Since the Company is able and primarily expects to hold its fixed-maturity securities and derivative transactions to maturity, it does not expect to recognize any adverse impact to income or cash flows under the above scenarios.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Information concerning quantitative and qualitative disclosures about market risk appears in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the heading “Market Risk.”

Item 8. Financial Statements and Supplementary Data

REPORT ON MANAGEMENT’S RESPONSIBILITY AND REPORT OF INDEPENDENT AUDITORS

MBIA INC. and Subsidiaries

REPORT ON MANAGEMENT’S RESPONSIBILITY

Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this annual report. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, applying certain estimates and judgments as required.

MBIA’s internal controls are designed to provide reasonable assurance as to the integrity and reliability of the financial statements and to adequately safeguard, verify and maintain accountability of assets. Such controls are based on established written policies and procedures and are implemented by trained, skilled personnel with an appropriate segregation of duties. These policies and procedures prescribe that MBIA and all its employees are to maintain the highest ethical standards and that its business practices are to be conducted in a manner that is above reproach.

PricewaterhouseCoopers LLP, independent auditors, is retained to audit the Company’s financial statements. Their accompanying report is based on audits conducted in accordance with auditing standards generally accepted in the United States of America, which include the consideration of the Company’s internal controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied.

The board of directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of independent non-management board members. The Audit Committee meets periodically with the Company’s independent auditors, both privately and with management present, to review accounting, auditing, internal controls and financial reporting matters.

Under the Sarbanes-Oxley Act of 2002, two new certifications by a company’s CEO and CFO of periodic reports are required. Under Section 302 of the Act, and as implemented by the Securities and Exchange Commission (“SEC”), a company’s CEO and CFO are required to certify the accuracy and completeness of the information contained in each quarterly and annual report, and the maintenance and effectiveness of disclosure controls and

REPORT ON MANAGEMENT’S RESPONSIBILITY AND REPORT OF INDEPENDENT AUDITORS

MBIA INC. and Subsidiaries

procedures. Under Section 906 of the Act, in addition to certifying the accuracy and completeness of the information, the Company’s CEO and CFO must also certify that each report complies with the Securities Exchange Act of 1934. For all quarterly and annual reports filed with the SEC after August 2002, copies of MBIA’s certifications can be found as exhibits to those reports.

/s/ JOSEPH W. BROWN

Joseph W. Brown
Chairman and Chief Executive Officer

/s/ NEIL G. BUDNICK

Neil G. Budnick
Chief Financial Officer

REPORT ON MANAGEMENT’S RESPONSIBILITY AND REPORT OF INDEPENDENT AUDITORS

MBIA INC. and Subsidiaries

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of MBIA Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of MBIA Inc. and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for certain variable interest entities, effective January 31, 2003 for new entities and effective December 31, 2003 for previously existing entities. As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and for stock options compensation. In addition, as discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments.

/s/ PricewaterhouseCoopers LLP

New York, NY

February 13, 2004

Consolidated Balance Sheets	MBIA Inc. and Subsidiaries

In thousands except per share amounts	December 31, 2003	December 31, 2002
Assets
Investments:
Fixed-maturity securities held as available-for-sale at fair value (amortized cost $16,526,579 and $14,636,848)	$17,390,979	$15,527,265
Conduit investments held-to-maturity, at amortized cost	8,386,280	—
Investment securities pledged as collateral at fair value (amortized cost $581,633 and $646,287)	596,366	667,854
Short-term investments, at amortized cost (which approximates fair value)	975,836	687,238
Other investments	357,346	212,673

Total investments	27,706,807	17,095,030
Cash and cash equivalents	182,417	83,218
Accrued investment income	269,610	215,265
Deferred acquisition costs	319,728	302,222
Prepaid reinsurance premiums	535,728	521,641
Reinsurance recoverable on unpaid losses	61,085	43,828
Goodwill	90,041	90,041
Property and equipment, at cost (less accumulated depreciation of $97,618 and $86,135)	123,068	128,441
Receivable for investments sold	20,376	91,767
Derivative assets	256,744	191,755
Variable interest entity assets	600,322	—
Other assets	101,808	88,893

Total assets	$30,267,734	$18,852,101

Liabilities and Shareholders’ Equity
Liabilities:
Deferred premium revenue	$3,079,851	$2,755,046
Loss and loss adjustment expense reserves	559,510	573,275
Investment agreement and medium-term note obligations	8,840,125	7,230,562
Securities sold under agreements to repurchase	505,883	539,561
Conduit debt obligations	7,848,060	—
Short-term debt	57,337	—
Long-term debt	1,021,795	1,033,070
Current income taxes	14,554	17,648
Deferred income taxes, net	552,740	471,534
Deferred fee revenue	21,814	24,838
Payable for investments purchased	47,059	58,436
Derivative liabilities	437,683	309,749
Variable interest entity liabilities	600,322	—
Other liabilities	421,986	345,031

Total liabilities	24,008,719	13,358,750

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000 issued shares — 153,551,061 and 152,555,034	153,551	152,555
Additional paid-in capital	1,295,638	1,239,313
Retained earnings	4,593,486	3,895,112
Accumulated other comprehensive income, net of deferred income tax of $337,175 and $294,160	632,623	541,250
Unallocated ESOP shares	—	(653)
Unearned compensation — restricted stock	(12,299)	(12,646)
Treasury stock, at cost — 9,675,887 and 7,781,213 shares	(403,984)	(321,580)

Total shareholders’ equity	6,259,015	5,493,351

Total liabilities and shareholders’ equity	$30,267,734	$18,852,101

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income	MBIA Inc. and Subsidiaries

	Years ended December 31
In thousands except per share amounts	2003	2002	2001
Insurance
Revenues:
Gross premiums written	$1,268,808	$951,931	$865,226
Ceded premiums	(235,736)	(198,526)	(235,362)

Net premiums written	1,033,072	753,405	629,864
Increase in deferred premium revenue	(300,075)	(164,896)	(105,994)

Premiums earned (net of ceded premiums of $232,644, $189,332 and $169,034)	732,997	588,509	523,870
Net investment income	437,696	432,949	412,763
Advisory fees	59,719	50,747	39,287

Total insurance revenues	1,230,412	1,072,205	975,920
Expenses:
Losses and loss adjustment	72,888	61,688	56,651
Amortization of deferred acquisition costs	57,907	47,669	42,433
Operating	108,130	87,401	80,498

Total insurance expenses	238,925	196,758	179,582

Insurance income	991,487	875,447	796,338

Investment management services
Revenues	422,655	424,434	442,156
Interest expense	302,224	313,517	316,227

Net revenues	120,431	110,917	125,929
Expenses	70,326	61,446	62,910

Investment management services income	50,105	49,471	63,019

Municipal services
Revenues	26,814	24,810	27,037
Expenses	25,857	24,408	29,951

Municipal services income (loss)	957	402	(2,914)

Corporate
Net investment income	9,000	9,426	6,899
Interest expense	68,368	58,453	56,445
Corporate expenses	14,874	17,259	20,874

Corporate loss	(74,242)	(66,286)	(70,420)
Gains and Losses
Net realized gains	80,668	15,424	8,896

Net gains (losses) on derivative instruments and foreign exchange	99,665	(81,877)	(3,935)

Net gains and losses	180,333	(66,453)	4,961

Income before income taxes	1,148,640	792,581	790,984
Provision for income taxes	335,055	205,763	207,826

Income before cumulative effect of accounting changes	813,585	586,818	583,158
Cumulative effect of accounting changes	—	(7,731)	(13,067)

Net income	$813,585	$579,087	$570,091

Income before cumulative effect of accounting changes per common share:
Basic	$5.67	$4.00	$3.94
Diluted	$5.61	$3.98	$3.91
Net income per common share:
Basic	$5.67	$3.95	$3.85
Diluted	$5.61	$3.92	$3.82
Weighted-average number of common shares outstanding:
Basic	143,449,007	146,634,204	148,190,890
Diluted	144,980,396	147,574,079	149,282,657

Gross revenues	$1,869,214	$1,464,422	$1,456,973
Gross expenses	$720,574	$671,841	$665,989

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	MBIA Inc. and Subsidiaries

	For the years ended December 31, 2003, 2002, and 2001
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Unearned Compensation- Restricted Stock	Treasury Stock		Total Shareholders’ Equity
In thousands except per share amounts	Shares	Amount						Shares	Amount
Balance, January 1, 2001	151,160	$151,160	$1,169,200	$2,934,608	$85,707	$(2,950)	$(10,659)	(3,314)	$(103,653)	$4,223,413

Comprehensive income:
Net income	—	—	—	570,091	—	—	—	—	—	570,091
Other comprehensive income:
Change in unrealized appreciation of investments net of change in deferred income taxes of $39,868	—	—	—	—	74,009	—	—	—	—	74,009
Change in fair value of derivative instruments net of change in deferred income taxes of $(5,786)	—	—	—	—	(10,746)	—	—	—	—	(10,746)
Change in foreign currency translation	—	—	—	—	(3,649)	—	—	—	—	(3,649)

Other comprehensive income										59,614

Total comprehensive income										629,705

Treasury shares acquired	—	—	—	—	—	—	—	(203)	(8,982)	(8,982)
Unallocated ESOP shares	—	—	31	—	—	967	—	—	—	998
Stock-based compensation	795	795	26,571	—	—	—	(676)	—	—	26,690
Dividends (declared per common share $0.600, paid per common share $0.587)	(4)	(4)	—	(89,182)	—	—	—	—	—	(89,186)

Balance, December 31, 2001	151,951	151,951	1,195,802	3,415,517	145,321	(1,983)	(11,335)	(3,517)	(112,635)	4,782,638

Comprehensive income:
Net income	—	—	—	579,087	—	—	—	—	—	579,087
Other comprehensive income:
Change in unrealized appreciation of investments net of change in deferred income taxes of $222,973	—	—	—	—	414,771	—	—	—	—	414,771
Change in fair value of derivative instruments net of change in deferred income taxes of $(20,035)	—	—	—	—	(37,209)	—	—	—	—	(37,209)
Change in foreign currency translation	—	—	—	—	18,367	—	—	—	—	18,367

Other comprehensive income										395,929

Total comprehensive income										975,016

Capital issuance costs	—	—	(2,774)	—	—	—	—	—	—	(2,774)
Treasury shares acquired	—	—	—	—	—	—	—	(4,264)	(208,945)	(208,945)
Unallocated ESOP shares	—	—	50	—	—	1,330	—	—	—	1,380
Stock-based compensation	604	604	46,235	—	—	—	(1,311)	—	—	45,528
Dividends (declared per common share $0.680, paid per common share $0.660)	—	—	—	(99,492)	—	—	—	—	—	(99,492)

Balance, December 31, 2002	152,555	152,555	1,239,313	3,895,112	541,250	(653)	(12,646)	(7,781)	(321,580)	5,493,351

Comprehensive income:
Net income	—	—	—	813,585	—	—	—	—	—	813,585
Other comprehensive income:
Change in unrealized appreciation of investments net of change in deferred income taxes of $34,698	—	—	—	—	64,886	—	—	—	—	64,886
Change in fair value of derivative instruments net of change in deferred income taxes of $5,232	—	—	—	—	9,716	—	—	—	—	9,716
Change in foreign currency translation net of change in deferred income taxes of $3,085	—	—	—	—	16,771	—	—	—	—	16,771

Other comprehensive income										91,373

Total comprehensive income										904,958

Capital issuance costs	—	—	(4,056)	—	—	—	—	—	—	(4,056)
Treasury shares acquired	—	—	—	—	—	—	—	(1,895)	(82,404)	(82,404)
Unallocated ESOP shares	—	—	(2)	—	—	653	—	—	—	651
Variable interest entity equity	—	—	46	—	—	—	—	—	—	46
Stock-based compensation	996	996	60,337	—	—	—	347	—	—	61,680
Dividends (declared per common share $0.800, paid per common share $0.770)	—	—	—	(115,211)	—	—	—	—	—	(115,211)

Balance, December 31, 2003	153,551	$153,551	$1,295,638	$4,593,486	$632,623	$—	$(12,299)	(9,676)	$(403,984)	$6,259,015

The accompanying notes are an integral part of the consolidated financial statements.

	2001	2002	2003
Disclosure of reclassification amount:
Unrealized appreciation of investments arising during the period, net of taxes	$80,253	$425,234	$120,555
Reclassification adjustment, net of taxes	(6,244)	(10,463)	(55,669)

Net unrealized appreciation, net of taxes	$74,009	$414,771	$64,886

Consolidated Statements of Cash Flows	MBIA Inc. and Subsidiaries

	Years ended December 31
In thousands	2003	2002	2001
Cash flows from operating activities:
Net income	$813,585	$579,087	$570,091
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in accrued investment income	(38,637)	(33,281)	(29,941)
Increase in deferred acquisition costs	(17,506)	(24,523)	(3,344)
Increase in prepaid reinsurance premiums	(14,087)	(14,562)	(64,457)
Increase in deferred premium revenue	296,668	179,459	170,452
(Decrease) increase in loss and loss adjustment expense reserves	(13,765)	54,886	19,110
Increase in reinsurance recoverable on unpaid losses	(17,257)	(8,738)	(3,676)
Depreciation	11,483	14,047	10,062
Amortization of goodwill	—	—	6,550
Amortization of bond discount, net	4,018	14,377	(8,416)
Net realized gains on sale of investments	(80,668)	(15,424)	(8,896)
Current income tax benefit	(3,094)	(4,771)	—
Deferred income tax provision (benefit)	38,137	(4,354)	(13,788)
Net (gains) losses on derivative instruments and foreign exchange	(99,665)	81,877	3,935
Stock option compensation	26,428	23,853	—
Cumulative effect of accounting changes, net	—	7,731	13,067
Other, net	73,051	23,541	60,844

Total adjustments to net income	165,106	294,118	151,502

Net cash provided by operating activities	978,691	873,205	721,593

Cash flows from investing activities:
Purchase of fixed-maturity securities, net of payable for investments purchased	(13,468,408)	(12,356,410)	(17,178,199)
Sale of fixed-maturity securities, net of receivable for investments sold	11,235,246	11,527,680	16,125,642
Redemption of fixed-maturity securities, net of receivable for investments redeemed	1,597,511	529,065	431,275
(Purchase) sale of short-term investments	(104,638)	(377,191)	95,822
Purchase of other investments	(53,523)	(44,402)	(14,386)
Purchases for investment agreement and medium-term note portfolios, net of payable for investments purchased	(12,719,373)	(7,193,183)	(9,518,913)
Sales for investment agreement and medium-term note portfolios, net of receivable for investments sold	11,155,499	6,010,956	7,886,657
Purchase of conduit investments	(1,505,903)	—	—
Acquisition of conduits	1,134	—	—
Capital expenditures	(11,089)	(15,401)	(6,760)
Disposals of capital assets	1,016	206	1,209
Other, net	—	—	499

Net cash used by investing activities	(3,872,528)	(1,918,680)	(2,177,154)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	—	291,300	—
Net proceeds from issuance of short-term debt	57,337	—	—
Net proceeds from issuance of conduit debt obligations	1,503,324	—	—
Net repayment from retirement of long-term debt	—	(100,000)	(3,750)
Net repayment from retirement of short-term debt	—	(47,751)	(96,492)
Other borrowings	30,000	—	—
Dividends paid	(110,999)	(97,154)	(87,112)
Purchase of treasury stock	(82,404)	(208,945)	(8,982)
Proceeds from issuance of investment agreement and medium-term note obligations	5,702,091	4,496,515	4,073,245
Payments for drawdowns of investment agreement and medium-term note obligations	(4,094,385)	(3,320,699)	(2,805,039)
Securities sold under agreements to repurchase, net	(33,678)	(15,935)	380,496
Capital issuance costs	(4,056)	(2,774)	—
Exercise of stock options	25,806	19,096	24,273

Net cash provided by financing activities	2,993,036	1,013,653	1,476,639

Net increase (decrease) in cash and cash equivalents	99,199	(31,822)	21,078
Cash and cash equivalents - beginning of year	83,218	115,040	93,962

Cash and cash equivalents - end of year	$182,417	$83,218	$115,040

Supplemental cash flow disclosures:
Income taxes paid	$293,695	$211,001	$178,455
Interest paid:
Investment agreement and medium-term note	$271,479	$290,349	$304,528
Long-term debt	$69,876	$63,600	$61,091

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA INC. and Subsidiaries

NOTE 1: BUSINESS AND ORGANIZATION

MBIA Inc. (MBIA or the Company) was incorporated in the state of Connecticut on November 12, 1986 as a licensed insurer and, through a series of transactions during December 1986, became the successor to the business of the Municipal Bond Insurance Association (the Association), a voluntary unincorporated association of insurers writing municipal bond and note insurance as agent for the member insurance companies. The Company operates its insurance business primarily through its wholly owned subsidiary, MBIA Insurance Corporation (MBIA Corp.) and MBIA Corp.’s wholly owned French subsidiary, MBIA Assurance, S.A. (MBIA Assurance). MBIA Assurance writes financial guarantee insurance in the international market, and pursuant to a reinsurance agreement with MBIA Corp., a substantial amount of the risks insured by MBIA Assurance is reinsured by MBIA Corp. In addition, the Company manages books of business through two other subsidiaries wholly owned by MBIA Corp., MBIA Insurance Corp. of Illinois (MBIA Illinois), acquired in December 1989, and Capital Markets Assurance Corporation (CMAC), acquired in February 1998 when the Company merged with CapMAC Holdings, Inc. (CapMAC). The net book of business of these two subsidiaries is 100% reinsured by MBIA Corp.

The Company also provides investment services through several of its subsidiaries which are wholly owned by MBIA Asset Management, LLC (MBIA-AMC), formed in 1998 and converted to a limited liability corporation in December 2000. MBIA-AMC is a wholly owned subsidiary of MBIA Inc. MBIA Municipal Investors Service Corporation (MBIA-MISC) operates cooperative cash management programs for school districts and municipalities. In May 2000, MBIA-MISC merged with another subsidiary, American Money Management Associates, Inc. (AMMA), which provides investment and treasury management consulting services to municipal and quasi-public sector clients. This merger combined the investment expertise into a consolidated investment management business. MBIA Investment Management Corp. (IMC) provides customized investment agreements for bond proceeds and other public funds, as well as for funds that are invested as part of asset-backed or structured product issuance. MBIA Capital Management Corp. (CMC) provides fixed-income investment management services for the Company, its affiliates and third-party institutional clients. 1838 Investment Advisors, LLC (1838) manages domestic and international equity, fixed-income and balanced portfolios for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

high net-worth individuals, mutual funds, endowments, foundations and employee benefit plans.

The Company also provides municipal services through its municipal services operations’ subsidiaries, which are wholly owned by MBIA MuniServices Company (MBIA MuniServices) formed in 1996. Municipal Resources Consultants (MRC) is a revenue audit and information services firm and also provides tax compliance services to state and local governments. Municipal Tax Collection Bureau Inc. (MTB) provides tax compliance services to state and local governments. MTB’s activities have been transferred to MBIA MuniServices and MRC and, as of December 31, 2003, only one service contract remained in MTB. Capital Asset Holdings, Inc. and subsidiaries (Capital Asset) service and manage delinquent municipal tax liens.

TRS Funding Corporation (TRS) was formed in September 1997 to provide clients with structured financing solutions involving the use of total return swaps and credit derivatives. While MBIA does not have a direct ownership interest in TRS, it is consolidated in the financial statements of the Company on the basis that TRS is controlled by MBIA and substantially all risks and rewards are borne by MBIA. In October 2002, all remaining investments and debt obligations of TRS matured. As of December 31, 2003, TRS had two derivative contracts outstanding.

LaCrosse Financial Products, LLC (LaCrosse), formerly King Street Financial Products, LLC, was created in December 1999 to offer clients structured derivative products, such as credit default, interest rate and currency swaps. While MBIA does not have a direct ownership interest in LaCrosse, it is consolidated in the financial statements of the Company on the basis that LaCrosse is controlled by MBIA and substantially all risks and rewards are borne by MBIA.

MBIA Asset Finance, LLC (Asset Finance) was formed as a wholly owned subsidiary of the Company in April 2002 as a holding company for the purpose of consolidating MBIA-owned special purpose vehicles. As of September, 2003, it became a wholly owned subsidiary of MBIA-AMC. Assurance Funding Limited (Assurance Funding) was formed in September 2002 and is 99% owned by Asset Finance and 1% owned by MBIA Assurance. Assurance Funding was created as a special purpose vehicle to provide structured funding and credit enhancement services to global structured finance clients. Assurance Funding remained inactive as of December 31, 2003.

MBIA Global Funding, LLC (GFL) was formed as a wholly owned subsidiary of the Company in May 2002. GFL is authorized to issue medium-term notes,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

investment agreements and other debt obligations for the purpose of funding financial assets within the Company’s asset management business.

Euro Asset Acquisition Limited (EAAL) was formed in 2003 as a wholly owned subsidiary of the Company and as an extension of its asset management business. EAAL primarily purchases foreign assets as permitted under the Company’s investment guidelines.

In May 2003, the Company sponsored the formation of Toll Road Funding, Plc. (TRF), a public company limited by shares and incorporated in Ireland under the Irish Companies Act. TRF was established to acquire a loan participation related to the financing of an Italian toll road. TRF is a variable interest entity (VIE), of which MBIA is the primary beneficiary. Therefore, while MBIA does not have a direct ownership interest in TRF, it is consolidated in the financial statements of the Company in accordance with Financial Accounting Standards Board (FASB) Interpretation Number (FIN) 46 “Consolidation of Variable Interest Entities.”

In September 2003, MBIA purchased the equity and acquired all controlling interests of Triple-A One Funding Corporation (Triple-A), Meridian Funding Company, LLC (Meridian) and Polaris Funding Company, LLC (Polaris) (the Conduits) through Asset Finance. As such, these entities are now consolidated in the financial statements of the Company in accordance with Statement of Financial Account Standards No. (SFAS) 94, “Consolidation of All Majority-Owned Subsidiaries.” See Note 5 for additional disclosures related to the consolidation of the Conduits.

Incorporated in September 1993, Triple-A was formed to provide secured loans to borrowers, purchase participations in pools of retail, trade and other receivables and purchase investment grade securities at the time of issuance or in the secondary market. Triple-A may fund its purchases of such assets through the issuance of commercial paper or other securities. Assets funded by Triple-A primarily consist of secured loans to qualified borrowers, participations in short-term and long-term receivable pools and investment grade asset-backed securities. Debt issued principally consists of commercial paper. Triple-A may enter into various types of derivative agreements for non-trading purposes designed to hedge its exposure to interest rate and foreign currency fluctuations. In addition, Triple-A enters into 364-day or shorter term credit facilities with multiple independent third-party credit support providers as a source of liquidity in the event of a commercial paper market disruption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Meridian, formed in July 1997, issues medium-term notes in an unlimited number of series of undetermined amounts not to exceed an aggregate principal amount of $8 billion. Proceeds from the issuance of such notes are used to fund the purchase of permitted investments. Such investments primarily consist of asset-backed loans and securities issued by major global structured finance clients. Meridian may enter into various types of derivative agreements for non-trading purposes designed to hedge its exposure to interest rate and foreign currency fluctuations.

Polaris, formed in November 1997, issues medium-term notes in an unlimited number of series of undetermined amounts not to exceed an aggregate principal amount of $5 billion. Proceeds from the issuance of such notes are used to fund the purchase of permitted investments. Such investments primarily consist of debt instruments and loans issued by major national and international corporations. Polaris may enter into various types of derivative agreements for non-trading purposes designed to hedge its exposure to interest rate and foreign currency fluctuations on its assets and liabilities.

From time to time, MBIA may consolidate a VIE under the provisions of FIN 46. Consolidation of such an entity is likely to result from MBIA’s guarantee of the assets or liabilities of a VIE through a financial guarantee policy when MBIA’s interest, represented by the financial guarantee policy, meets the criteria for consolidation under FIN 46. See Note 5 for additional disclosures related to the consolidation of variable interest entities.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates are revised and reflected in operating results. Actual results could differ from those estimates. Significant accounting policies are as follows:

CONSOLIDATION The consolidated financial statements include the accounts of the Company, its subsidiaries and entities under its control for which the Company retains substantially all the risks and rewards. All significant intercompany balances have been eliminated. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. The reclassifications had no effect on net income and shareholders’ equity as previously reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

INVESTMENTS The Company’s fixed-maturity investment portfolio, excluding Conduit investments, is considered available-for-sale and is reported in the financial statements at fair value, with unrealized gains and losses, net of deferred taxes, reflected in accumulated other comprehensive income in shareholders’ equity. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities. For pre-refunded bonds, the remaining term is determined based on the contractual refunding date. Investment income is recorded as earned. Realized gains or losses on the sale of investments are determined by specific identification and are included as a separate component of revenues.

Short-term investments are carried at amortized cost, which approximates fair value, and include all fixed-maturity securities with a remaining effective term to maturity of less than one year.

Other investments include the Company’s interest in equity-oriented and equity-method investments. The Company records its share of the unrealized gains and losses on equity-oriented investments, net of applicable deferred income taxes, in accumulated other comprehensive income in shareholders’ equity. The carrying amounts of equity-method investments are initially recorded at cost and adjusted to recognize the Company’s share of the profits or losses, net of any intercompany gains and losses, of the investee through earnings subsequent to the date of investment. Dividends are applied as a reduction of the carrying amount of the investment.

MBIA regularly monitors its investments in which fair value is less than amortized cost in order to assess whether such a decline in value is other than temporary and, therefore, should be reflected as a realized loss in net income. Such an assessment requires the Company to determine the cause of the decline and whether the Company possesses both the ability and intent to hold the investment to maturity or until the value recovers to an amount at least equal to amortized cost. This assessment requires management to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

exercise judgment as to whether an investment is impaired based on market conditions and trends and the availability of relevant data.

CONDUIT INVESTMENTS AND CONDUIT DEBT OBLIGATIONS Conduit investments consist mainly of debt securities, loans, lease receivables and trade receivables. These investments are classified as held-to-maturity and as such, are recorded at amortized cost. The related debt associated with the Conduits consists mainly of short-term commercial paper and medium-term notes.

CASH AND CASH EQUIVALENTS Cash and cash equivalents include cash on hand and demand deposits with banks with original maturities of less than 90 days.

POLICY ACQUISITION COSTS Policy acquisition costs include only those expenses that relate primarily to, and vary with, premium production. The Company periodically conducts a study to determine which operating costs vary with, and primarily relate to, the acquisition of new insurance business and qualify for deferral. For business produced directly by MBIA Corp., such costs include compensation of employees involved in underwriting and policy issuance functions, certain rating agency fees, state premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. Policy acquisition costs are deferred and amortized over the period in which the related premiums are earned.

GOODWILL Goodwill represents the excess of the cost of acquiring business enterprises over the fair value of the net assets acquired. Prior to 2002, goodwill attributed to the acquisition of MBIA Corp. and MBIA-MISC was amortized using the straight-line method over 25 years. Goodwill attributed to the acquisition of MBIA Illinois was amortized in proportion to the recognition of future profits from its deferred premium revenue and installment premiums, except for a minor portion attributed to state licenses, which was amortized using the straight-line method over 25 years. Goodwill attributed to the acquisition of all other subsidiaries was amortized using the straight-line method over 15 years.

Effective January 1, 2002 the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually. See Note 4 for an explanation of the impact of adoption of this Statement on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

PROPERTY AND EQUIPMENT Property and equipment consists of land and buildings, furniture and fixtures, computer equipment and software, and leasehold improvements. All property and equipment is recorded at cost and depreciated over the appropriate useful life of the asset using the straight-line method. The useful lives of each class of assets are as follows:

Buildings and site improvements	15-31 years
Furniture and fixtures	8 years
Computer equipment and software	3-5 years

Leasehold improvements are depreciated over the life of the underlying lease agreement, generally seven to ten years. Maintenance and repairs are charged to current earnings as incurred.

DERIVATIVES The FASB issued, then subsequently amended, SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which became effective for the Company on January 1, 2001. Under SFAS 133, as amended, all derivative instruments are recognized on the balance sheet at their fair value, and changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges. If the derivatives qualify as hedges, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings.

The nature of the Company’s business activities requires the management of various financial and market risks, including those related to changes in interest rates and currency exchange rates. The Company uses derivative instruments to mitigate or eliminate certain of those risks. See Note 6 for a further discussion of the impact of the adoption of SFAS 133 on the Company’s financial statements.

LOSSES AND LOSS ADJUSTMENT EXPENSES Loss and loss adjustment expense (LAE) reserves are established in an amount equal to the Company’s estimate of identified or case basis reserves and unallocated losses, including costs of settlement, on the obligations it has insured. The unallocated loss and loss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

adjustment expense reserves and specific case basis reserves are established by the Company’s Loss Reserve Committee, which is comprised of members of senior management.

Beginning in 2002, the Company made a modification to the methodology it uses to record the amount of loss charged to earnings each period (losses incurred). The Company began recording losses incurred based upon a percentage of scheduled net earned premiums instead of a percentage of net debt service written. The reason for the change in methodology was that during the quarter the premiums were written, losses incurred were being recognized in advance of the related earned premium since the premium was essentially all deferred and recognized as revenue in future periods. The intent of the change was to better match the recognition of incurred losses with the related premium revenue.

Under the method employed by the Company since 2002, unallocated loss reserves are adjusted on a quarterly basis by using a formula that applies a “loss factor” (determined as set forth below) to the Company’s scheduled earned premiums for such quarter. Annually, the Loss Reserve Committee determines the appropriate loss factor for the year based on (i) a loss reserving study that assesses the mix of the Company’s insured portfolio and the latest industry data, including historical default and recovery experience, for the relevant sectors of the fixed-income market, (ii) rating agency studies of defaults and (iii) other relevant market factors. As of December 31, 2003, the Company calculates its unallocated loss reserve based on 12% of scheduled net earned premium.

When a case basis reserve is established, MBIA reclassifies the required amount from its unallocated loss reserve to its case basis loss reserve. Therefore, although MBIA accrues an unallocated loss reserve by applying a loss factor to earned premium, the available unallocated loss reserve will be directly related to case basis reserves established in the same period. At the end of each quarter the Company evaluates the adequacy of the remaining unallocated loss reserve.

MBIA establishes new case basis reserves with respect to an insurance policy when its Loss Reserve Committee determines that (i) a claim has been made or is likely to be made in the future with respect to such policy and (ii) the amount of the ultimate loss that MBIA will incur under such policy can be reasonably estimated. The amount of the case basis reserve with respect to any policy is based on the net present value of the expected ultimate losses and loss adjustment expense payments that the Company expects

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

to pay with respect to such policy, net of expected recoveries under salvage and subrogation rights. The amount of the expected loss is discounted based on a discount rate equal to the actual yield of the Company’s fixed-income portfolio at the end of the preceding fiscal quarter. Various variables are taken into account in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the underlying issuer of the insured obligations, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligations, the projected cash flow or market value of any assets that support the insured obligation and the historical and projected loss rates on such assets. Factors that may affect the actual ultimate realized losses for any policy include the state of the economy, changes in interest rates, rates of inflation and the salvage values of specific collateral. MBIA believes that reasonably likely changes in any of these factors are not likely to have a material impact on its recorded level of reserves, financial results or financial position, or liquidity.

Management believes that the reserves are adequate to cover the ultimate net cost of claims. However, because the reserves are based on estimates, there can be no assurance that the ultimate liability will not exceed such estimates.

INVESTMENT AGREEMENTS AND MEDIUM-TERM NOTES Investment agreements and medium-term notes are recorded on the balance sheet at the time such agreements are executed. The liabilities for investment agreements and medium-term notes are carried at their face value plus accrued interest, whereas the related assets are recorded at fair value.

SECURITIES BORROWED OR PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES LOANED OR SOLD UNDER AGREEMENTS TO REPURCHASE Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are accounted for as collateralized transactions and are recorded at contract value plus accrued interest, subject to the provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” It is the Company’s policy to take possession of securities borrowed or purchased under agreements to resell. Securities borrowed or loaned are primarily entered into to obtain securities that are repledged as part of MBIA’s collateralized investment and repurchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

agreement activity and are only transacted with high quality dealer firms. In addition, securities sold under agreements to repurchase provide liquidity to the Company’s investment agreement and medium-term note programs.

PREMIUM REVENUE RECOGNITION Upfront premiums are earned in proportion to the expiration of the related risk. Therefore, for transactions in which the premium is received upfront, premium earnings are greater in the earlier periods when there is a higher amount of exposure outstanding. The upfront premiums are apportioned to individual sinking fund payments of a bond issue according to an amortization schedule. After the premiums are allocated to each scheduled sinking fund payment, they are earned on a straight-line basis over the period of that sinking fund payment. When an insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time since there is no longer risk to the Company. Accordingly, deferred premium revenue represents the portion of premiums written that is applicable to the unexpired risk of insured bonds and notes. Installment premiums are earned over each installment period, generally one year or less.

ADVISORY FEE REVENUE RECOGNITION The Company collects advisory fees in connection with certain transactions. Depending upon the type of fee received, the fee is either earned when it is due or deferred and earned over the life of the related transaction. Work, waiver and consent, termination, administrative and management fees are earned when due. Structuring and commitment fees are earned on a straight-line basis over the life of the related transaction.

EMPLOYEE STOCK COMPENSATION Prior to 2002, the Company elected to follow Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. No stock-based employee compensation cost for stock options is reflected in net income prior to 2002 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2002 the Company adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Under the modified prospective transition method selected by the Company under the provisions of SFAS 148, “Accounting for Stock-Based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Compensation – Transition and Disclosure,” compensation cost recognized in 2002 is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. The following table illustrates the pro forma effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period:

	Years ended December 31
In thousands	2003	2002	2001
Net income as reported	$813,585	$579,087	$570,091
Stock-based employee compensation expense included in reported net income, net of related tax benefit	7,982	7,222	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefit	(7,982)	(7,222)	(8,984)

Pro forma net income	$813,585	$579,087	$561,107

Basic earnings per share:
Reported	$5.67	$3.95	$3.85
Pro forma	$5.67	$3.95	$3.79
Diluted earnings per share:
Reported	$5.61	$3.92	$3.82
Pro forma	$5.61	$3.92	$3.76

INVESTMENT MANAGEMENT SERVICES OPERATIONS Investment management services results are comprised of the net investment income, fee income, and expenses of MBIA-AMC, MBIA-MISC, IMC, GFL, CMC, 1838, EAAL and the Conduits.

MUNICIPAL SERVICES OPERATIONS Municipal services results are comprised of the net investment income, operating revenues and expenses of MBIA MuniServices, MTB, MRC and Capital Asset.

CORPORATE Corporate consists of net investment income, interest expense and general corporate expenses.

GAINS AND LOSSES Net realized gains and losses are primarily generated as a result of sales of investments as part of the ongoing active total return management of the investment portfolio. Net gains and losses on derivative instruments and foreign exchange are the result of fair valuing the derivative assets and liabilities reported on the balance sheet and gains and losses resulting from related transactions in foreign currencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

INCOME TAXES Deferred income taxes are provided with respect to the temporary differences between the tax bases of assets and liabilities and the reported amounts in the financial statements that will result in deductible or taxable amounts in future years when the reported amount of the asset or liability is recovered or settled. Such temporary differences relate principally to premium revenue recognition, deferred acquisition costs, unrealized appreciation or depreciation of investments and derivatives, and the contingency reserve.

The Internal Revenue Code permits companies writing financial guarantee insurance to deduct from taxable income amounts added to the statutory contingency reserve, subject to certain limitations. The tax benefits obtained from such deductions must be invested in non-interest-bearing U.S. Government tax and loss bonds. The Company records purchases of tax and loss bonds as payments of federal income taxes. The amounts deducted must be restored to taxable income when the contingency reserve is released, at which time the Company may present the tax and loss bonds for redemption to satisfy the additional tax liability.

FOREIGN CURRENCY TRANSLATION Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates. Operating results are translated at average rates of exchange prevailing during the year. Unrealized gains or losses, net of deferred taxes, resulting from translation are included in accumulated other comprehensive income in shareholders’ equity. Gains and losses resulting from transactions in foreign currencies are recorded in current income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NET INCOME PER COMMON SHARE Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. As of December 31, 2003, 2002 and 2001 there were 5,606,205, 5,584,810, and 4,035,843 stock options, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive. A reconciliation of the denominators of the basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 is as follows:

	Years ended December 31
In thousands except per share amounts	2003	2002	2001
Income before cumulative effect of accounting change	$813,585	$586,818	$583,158
Cumulative effect of accounting change	—	7,731	13,067

Net income	$813,585	$579,087	$570,091

Basic weighted-average shares	143,449,007	146,634,204	148,190,890
Stock options	1,531,389	909,070	998,253
Unallocated ESOP shares	—	30,805	93,514

Diluted weighted-average shares	144,980,396	147,574,079	149,282,657

Income before cumulative effect of accounting change:
Basic EPS	$5.67	$4.00	$3.94
Diluted EPS	$5.61	$3.98	$3.91
Cumulative effect of accounting change:
Basic EPS	$—	$0.05	$0.09
diluted EPS	$—	$0.05	$0.09
Net income:
Basic EPS*	$5.67	$3.95	$3.85
Diluted EPS*	$5.61	$3.92	$3.82

*	May not add due to rounding.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 requires the Company to disclose certain information about unrealized holding losses on its investment portfolio that have not been recognized as other-than-temporary impairments. The requirements are effective for fiscal years ending after December 15, 2003, and require the Company to make disclosures in its financial statements about investments in debt or marketable equity securities with market values below carrying values. See Note 11 for disclosures required by EITF 03-01.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, decisions made in connection with other FASB

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s financial position and results of operations did not change as a result of the adoption of SFAS 149.

In January 2003, the FASB issued FIN 46, as revised December 2003, as an interpretation of Accounting Research Bulletin No. (ARB) 51, “Consolidated Financial Statements.” FIN 46 addresses consolidation of VIEs by business enterprises. An entity is considered a VIE subject to consolidation if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or if the equity investors lack one of three characteristics of a controlling financial interest. First, the equity investors lack the ability to make decisions about the entity’s activities through voting rights or similar rights. Second, they do not bear the obligation to absorb the expected losses of the entity if they occur. Lastly, they do not claim the right to receive expected returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. MBIA determined that FIN 46 applies to entities which it sponsors and, in certain cases, unaffiliated entities that it guarantees. See Note 5 for a further discussion on the impact of adoption on the Company’s financial statements.

On December 31, 2002 the FASB issued SFAS 148, which is effective for companies with fiscal years ending after December 15, 2002 and was adopted by the Company as of January 1, 2002. This statement amends SFAS 123. SFAS 148 provides three alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based compensation. The Prospective Method, originally required under SFAS 123, requires that expense be recognized in the year of adoption only for grants made in that year. In subsequent years, expense is recognized for the current year’s grant and for grants made in the years since adoption. Years prior to adoption are not restated. The Modified Prospective Method requires that stock options be expensed as if SFAS 123 had been adopted as of January 1, 1995. Thus, the fair value of any options vesting in the current year that were granted subsequent to January 1, 1995 will be included in expense. However, restatement of prior years is not required. The Retroactive Restatement Method is identical to the Modified Prospective Method in that the fair value of all options vesting in the current year for grants made after January 1, 1995 is included in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

expense. However, this method also requires that all periods presented in the financial statements be restated to reflect stock option expense. Restatement of periods prior to those presented is permitted but not required.

SFAS 148 also requires additional disclosure in the “Summary of Significant Accounting Policies” footnote of both annual and interim financial statements. MBIA has chosen to report its stock option expense under the Modified Prospective Method. See Note 2 for disclosures required by SFAS 148 and Note 23 for further information about the effect of adoption on the Company’s financial statements.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 outlines certain accounting guidelines, effective for fiscal years beginning after December 15, 2002, from which the Company’s insurance transactions and derivative contracts are excluded. In addition, FIN 45 expands the disclosures required by a guarantor in its interim and annual financial statements regarding obligations under certain guarantees. These disclosure requirements are effective for the year ended December 31, 2002. See Note 20 for additional disclosures. The Company’s financial position and results of operations did not change as a result of the adoption of FIN 45.

NOTE 4: GOODWILL

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following table contains a reconciliation of reported net income to net income adjusted for the effect of goodwill amortization for the years ended December 31, 2003, 2002 and 2001:

	Years Ended December 31
	2003	2002	2001
In thousands except per share amounts
Net income:
As reported	$813,585	$579,087	$570,091
Amortization of goodwill	—	—	6,550
Adjusted net income	$813,585	$579,087	$576,641

Net income per diluted shares:
As reported	$5.61	$3.92	$3.82
Excluding amortization of goodwill	$5.61	$3.92	$3.86

The Company completed its transitional impairment testing on its existing goodwill as of January 1, 2002 in accordance with SFAS 142.

As of January 1, 2002, goodwill in the insurance segment totaled $76.9 million. SFAS 142 requires a two-step approach in determining any impairment in goodwill. Step one entails evaluating whether the fair value of a reporting segment exceeds its carrying value. In performing this evaluation the Company determined that the best measure of the fair value of the insurance reporting segment is its book value adjusted for the after-tax effects of net deferred premium revenue less deferred acquisition costs, and the present value of installment premiums to arrive at adjusted book value. Adjusted book value is a common measure used by analysts to determine the value of financial guarantee companies. As of January 1, 2002, the insurance reporting segment’s adjusted book value significantly exceeded its carrying value, and thus there was no impairment of its existing goodwill.

Total goodwill for the segments within the investment management services operations was $13.1 million as of January 1, 2002. In performing step one of the impairment testing, the fair values of the reporting segments were determined using a multiple of earnings before income tax, depreciation and amortization (EBITDA), as this is a common measure of fair value in the investment management industry. The multiple was determined based on a review of current industry valuation practices. As of January 1, 2002, the fair value of the investment management services’ reporting segments significantly exceeded its carrying value indicating that goodwill was not impaired.

The municipal services segment had goodwill of $7.7 million as of January 1, 2002. The fair value of the reporting segment was based on net assets. In comparing fair value to carrying value, it was determined that goodwill was potentially impaired. In performing step two of the impairment testing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

the implied fair value of goodwill was calculated by subtracting the fair value of the net assets from the fair value of the reporting segment. In comparing the implied fair value of goodwill to the carrying amount of goodwill, it was determined that the entire amount was impaired and was therefore written off as of January 1, 2002 and reported as a cumulative effect of accounting change. The per share effect of the cumulative effect of accounting change was to reduce 2002’s net income per share by five cents.

The Company performed its annual impairment testing of goodwill as of January 1, 2003 and January 1, 2004. The fair values of the insurance reporting segment and the investment management services’ reporting segments were determined using the same valuation methods applied during the transition testing. The fair values of the reporting segments exceeded their carrying values indicating that goodwill was not impaired.

NOTE 5: VARIABLE INTEREST ENTITIES

The Company provides structured funding and credit enhancement services to global finance clients through the use of certain MBIA-administered, bankruptcy-remote special purpose vehicles (SPVs) and through third-party SPVs. The purpose of the MBIA-administered SPVs is to provide clients with an efficient source of funding, which may offer MBIA the opportunity to issue financial guarantee insurance policies. These SPVs purchase various types of financial instruments, such as debt securities, loans, lease receivables and trade receivables, and fund these purchases through the issuance of asset-backed short-term commercial paper or medium-term notes. The assets and liabilities within the medium-term note programs are managed primarily on a match-funded basis and may include the use of derivative hedges, such as interest rate and foreign currency swaps. By match-funding, the SPVs eliminate the risks associated with fluctuations in interest and foreign currency rates, indices and liquidity. Typically, programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs. In general, asset purchases at the inception of a program are required to be at least investment grade by at least one major rating agency. The primary SPVs administered by MBIA are Triple-A, Meridian, Polaris and TRF. Third-party SPVs are used in a variety of structures guaranteed or managed by MBIA, whereby the Company has risks analogous to those of MBIA-administered SPVs. The Company has determined that such SPVs fall within the definition of a VIE under FIN 46.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Under the provisions of FIN 46, an entity is considered a VIE subject to consolidation if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or if the equity investors lack one of three characteristics of a controlling financial interest. First, the equity investors lack the ability to make decisions about the entity’s activities through voting rights or similar rights. Second, they do not bear the obligation to absorb the expected losses of the entity if they occur. Lastly, they do not claim the right to receive expected returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. A VIE is consolidated with its primary beneficiary, which is defined as the entity that will absorb the majority of the expected losses, receive the majority of the expected residual returns or both of the VIE.

In May 2003, the Company sponsored the formation of TRF, a public company incorporated in Ireland under the Irish Companies Act. TRF is a conduit established to acquire a loan participation related to the financing of an Italian toll road and, at December 31, 2003, had $1.5 billion of debt outstanding. Assets supporting the repayment of the debt were comprised of the loan participation and high-quality, liquid investments. Assets and liabilities of TRF are included within “Conduit investments held-to-maturity” and “Conduit debt obligations,” respectively, on the Company’s balance sheet. TRF is a variable interest entity, of which MBIA is the primary beneficiary. Therefore, while MBIA does not have a direct ownership interest in TRF, it is consolidated in the financial statements of the Company in accordance with FIN 46.

On September 30, 2003, prior to the applicable effective date of FIN 46, MBIA purchased the equity and acquired all controlling interests of the Conduits. These entities are reflected in the consolidated financial statements of the Company. As a result, MBIA has included in its balance sheet the gross assets and liabilities of each Conduit, which consist primarily of various types of investments and medium- and short-term debt, and included in its income statement the gross operating revenues and expenses of the Conduits subsequent to their acquisition date. Certain of MBIA’s consolidated subsidiaries have invested in Conduit debt obligations or have received compensation for services provided to the Conduits. As such, MBIA has eliminated intercompany transactions with the Conduits from its balance sheet and income statement. After the elimination of such

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

intercompany assets and liabilities, Conduit investments and Conduit debt obligations were $8.4 billion and $7.8 billion, respectively, at December 31, 2003. Other than the potential impact of the unrealized gains or losses from derivative instruments, MBIA does not expect its net income to change materially as a result of the consolidation of the Conduits due to the inconsequential level of residual profits of these entities. As a result, the Company has not provided pro forma information on the acquisition of the Conduits.

The Conduits enter into derivative instruments primarily to hedge against interest rate and currency risks. It is expected that any change in the market value of the derivative instruments will be offset by a change in the market value of the hedged assets or liabilities. However, since the investments are accounted for as held-to-maturity, no change in market value, with the exception of the change in value of foreign currency assets due to changes in foreign currency rates, is recorded in the financial statements. Derivative instruments entered into by the Conduits are not accounted for as hedges under SFAS 133 and, therefore, changes in market value are recorded as gains or losses in MBIA’s consolidated income statement.

It is MBIA’s policy to obtain a shadow rating from both Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P) for each new transaction prior to the execution of such transactions within the Conduits. A shadow rating is the implied rating for the transaction without giving consideration to the MBIA guarantee. All transactions currently funded in the Conduits were shadow-rated at least investment grade by Moody’s and S&P prior to funding. The weighted-average shadow rating for transactions currently funded in the Conduits was A by S&P and A2 by Moody’s at the time such transactions were funded.

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

With respect to third-party SPVs guaranteed or managed by the Company, MBIA must determine whether it has a variable interest in a VIE and if so, whether that variable interest would cause MBIA to be the primary beneficiary and,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

therefore, consolidate the VIE. VIEs are used in a variety of structures insured by MBIA. Under FIN 46, MBIA’s guarantee of the assets or liabilities of a VIE constitute a variable interest and require MBIA to assess whether it is the primary beneficiary. VIEs managed by MBIA represent collateralized debt obligations whereby CMC has been contracted as asset manager and whereby the Company may own a subordinated interest. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies or investments. Additionally, VIE assets and liabilities that are consolidated within MBIA’s financial statements may represent amounts above MBIA’s guarantee, although such excess amounts would ultimately have no impact on MBIA’s net income. VIE assets and liabilities consolidated in the Company’s financial statements at December 31, 2003 are related to the Company’s guarantee of a VIE. Such assets and liabilities are reported in “Variable interest entity assets” and “Variable interest entity liabilities,” respectively, on the face of the Company’s balance sheet and totaled $600.3 million.

NOTE 6: DERIVATIVE INSTRUMENTS

Effective January 1, 2001 the Company adopted SFAS 133. SFAS 133 requires all derivative instruments to be recorded at fair value on the balance sheet. Changes in the fair value of derivatives are recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge.

INSURANCE The Company has entered into derivative transactions that it views as an extension of its core financial guarantee business but which do not qualify for the financial guarantee scope exception under SFAS 133 and, therefore, must be stated at fair value. The insurance operations, which represent the majority of the Company’s derivative exposure, have insured derivatives primarily consisting of pools of credit default swaps, which the Company intends to hold for the entire term of the contract. The insurance operations have also provided guarantees on the value of certain closed-end equity funds, which meet the definition of a derivative under SFAS 133. Changes in fair values of these transactions are recorded through the income statement within net gains (losses) on derivative instruments and foreign exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

INVESTMENT MANAGEMENT SERVICES The Investment Management Services (IMS) operations have entered into derivative transactions primarily consisting of interest rate, cross currency, credit default and total return swaps and equity guarantee fund commitments. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to hedge the variability in cash flows resulting from fluctuations in foreign currency rates. A number of interest rate and cross currency swaps are treated as hedges for accounting purposes. Credit default swaps are entered into as an extension of the Company’s investment management business and are consistent with the Company’s risk objectives. Total return swaps are entered into to enable the Company to earn returns on certain obligations without directly owning the underlying obligations. The Company has also provided loss protection on certain MBIA-MISC managed municipal pools that invest in highly rated short-term fixed-income securities. Such protection is accounted for as a derivative under SFAS 133 and is included as part of the Company’s equity guarantee funds.

Some of these derivatives qualify as cash flow hedges and fair value hedges under SFAS 133. The cash flow hedges mitigate or offset fluctuations in cash flows arising from variable rate assets or liabilities. The fair value hedges are used to protect against changes in the value of the hedged assets or liabilities. The unrealized gains and losses relating to the cash flow hedges are reported in accumulated other comprehensive income and will be reclassified into earnings as interest revenue and expense are recognized on those assets and liabilities. The gains and losses relating to the fair value hedges are recorded directly in earnings. Cash flow and fair value hedges are hedging existing assets, liabilities or forecasted transactions. During 2003, most of the cash flow and fair value hedges were 100% effective for accounting purposes, due to the application of the shortcut method, or the matching of all critical terms. Therefore, the change in fair value of these derivative instruments is recorded in accumulated other comprehensive income or offset by corresponding changes in the fair value of the underlying hedged items in the income statement. During 2003, the amount of ineffectiveness on fair value and cash flow hedges recorded in the income statement was $0.8 million (net of tax) and $5 thousand (net of tax), respectively.

The Conduits enter into interest rate and foreign currency swaps primarily as economic hedges against interest rate and currency risks. The cross currency swaps qualify as fair value hedges of foreign currency risk under SFAS 133. The Company recognizes the earnings impact of cross currency swaps designated as fair value hedges upon the recognition of the foreign exchange

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

gain or loss on the translation to U.S. dollars of the hedged item. During 2003, the amount of ineffectiveness recorded in the income statement was $4.0 million (net of tax). This was offset by gains of $4.4 million (net of tax) on economic hedges that did not qualify for hedge accounting treatment under SFAS 133.

Cash flow hedges for the IMS operations resulted in an aggregate unrealized loss balance of $4.3 million (net of deferred taxes) remaining in accumulated other comprehensive income at December 31, 2003. The Company expects that approximately $1.8 million (net of tax) will migrate from accumulated other comprehensive income into earnings during 2004 and the remaining amount over the term of the contracts.

The Company has entered into one master netting agreement with a specific counterparty covering derivative transactions within an investment management services total return swap program. This agreement allows the Company to mitigate the credit risk of the counterparty and, therefore, the Company has the ability to net all amounts due to and owed by the specified counterparty. For financial statement presentation purposes the Company has chosen not to net the receivable and payable balances pertaining to these derivative transactions in the balance sheet but instead report these amounts on a gross basis in both the asset and liability sections of the balance sheet.

CORPORATE The corporate operations have entered into derivatives to hedge foreign exchange risks related to the issuance of certain MBIA long-term debt in accordance with the Company’s risk management policies. As of December 31, 2003, there was one cross currency swap outstanding.

The cross currency swap has been designated as a cash flow hedge and hedges the variability arising from currency exchange rate movements on the foreign denominated fixed rate debt. Changes of the fair value of the cross currency swap are recorded as part of accumulated other comprehensive income. As the debt is revalued at the spot exchange rate in accordance with SFAS 52, “Foreign Currency Translation,” an amount that will offset the related transaction gain or loss arising from the revaluation will migrate each period from accumulated other comprehensive income into earnings. This cash flow hedge was 100% effective during 2003.

The cross currency swap designated as a cash flow hedge resulted in an aggregate unrealized loss balance of $2.4 million (net of deferred taxes) remaining in accumulated other comprehensive income at December 31, 2003. The Company expects that approximately $1.3 million (net of tax) will migrate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

from accumulated other comprehensive income into earnings during 2004 and the remaining balance over the term of the contract.

The notional values of the derivative instruments by business operations for the years ended December 31, 2003 and 2002 are as follows:

	Year ended December 31, 2003
In millions	Insurance	Investment Management Services	Corporate	Total
Credit default swaps	$64,031	$1,258	$—	$65,289
Interest rate swaps	1,465	6,472	—	7,937
Equity guarantee funds	3,039	2,931	—	5,970
Cross currency swaps	—	3,233	141	3,374
Total return swaps	364	736	—	1,100
Credit linked notes	846	50	—	896
All other	—	94	—	94

Total	$69,745	$14,774	$141	$84,660

	Year ended December 31, 2002
In millions	Insurance	Investment Management Services	Corporate	Total
Credit default swaps	$47,778	$1,385	$—	$49,163
Interest rate swaps	—	3,355	50	3,405
Total return swaps	157	741	—	898
Cross currency swaps	—	71	127	198
All other	6	94	—	100

Total	$47,941	$5,646	$177	$53,764

FINANCIAL STATEMENT IMPACT As of December 31, 2003 and 2002, the Company held derivative assets of $256.7 million and $191.8 million, respectively, and derivative liabilities of $437.7 million and $309.7 million, respectively, which are shown separately on the consolidated balance sheet. The following tables display the amount of the derivative assets and liabilities by business operations for the years ended December 31, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Year ended December 31, 2003
In millions	Insurance	Investment Management Services	Corporate	Total
Derivative assets	$55.8	$162.3	$38.6	$256.7
Derivative liabilities	$49.5	$388.2	$—	$437.7

	Year ended December 31, 2002
In millions	Insurance	Investment Management Services	Corporate	Total
Derivative assets	$96.7	$69.1	$26.0	$191.8
Derivative liabilities	$190.9	$118.8	$—	$309.7

The impact for all derivative transactions for 2003 was an after-tax increase in net income of $96.7 million. The impact for all derivative transactions for 2002 and 2001 was an after-tax reduction in net income of $38.5 million and $9.9 million, respectively. In 2001, the total after-tax effect of the adoption of SFAS 133 was a $13.1 million reduction in net income. The income statement impact of derivative activity is broken down into revenues, expenses, net realized gains (losses) and net gains (losses) on derivative instruments and foreign exchange. The following tables display the impact on the 2003, 2002 and 2001 income statements by business operation of all derivative transactions.

	Year ended December 31, 2003
In millions	Insurance	Investment Management Services	Corporate	Total
Revenues*	$47.7	$5.5	$0.8	$54.0
Expenses*	(5.6)	—	—	(5.6)

Operating income	42.1	5.5	0.8	48.4

Gains and losses:
Net realized gains	—	0.7	—	0.7
Net gains (losses) on derivative instruments and foreign exchange	100.1	(0.4)	—	99.7

Income before income taxes	142.2	5.8	0.8	148.8
Provision for income taxes	(49.8)	(2.0)	(0.3)	(52.1)

Net income	$92.4	$3.8	$0.5	$96.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Year ended December 31, 2002
In millions	Insurance	Investment Management Services	Corporate	Total
Revenues*	$19.1	$(0.5)	$9.7	$28.3
Expenses*	(2.2)	—	(2.6)	(4.8)

Operating income (loss)	16.9	(0.5)	7.1	23.5

Gains and losses:
Net realized losses	(0.3)	(0.5)	—	(0.8)
Net losses on derivative instruments	(74.3)	(7.6)	—	(81.9)

Income before income taxes	(57.7)	(8.6)	7.1	(59.2)
Tax (provision) benefit	20.2	3.0	(2.5)	20.7

Net income (loss)	$(37.5)	$(5.6)	$4.6	$(38.5)

	Year ended December 31, 2001
In millions	Insurance	Investment Management Services	Corporate	Total
Revenues*	$10.9	$0.2	$—	$11.1
Expenses*	(2.9)	—	1.8	(1.1)

Operating income	8.0	0.2	1.8	10.0

Gains and losses:
Net realized gains (losses)	(3.0)	1.8	—	(1.2)
Net losses on derivative instruments	(2.4)	(1.5)	—	(3.9)

Income before income taxes	2.6	0.5	1.8	4.9
Provision for income taxes	(0.9)	(0.2)	(0.6)	(1.7)

Income before cumulative effect of accounting change	1.7	0.3	1.2	3.2
Cumulative effect of accounting change	(11.1)	(2.0)	—	(13.1)

Net income (loss)	$(9.4)	$(1.7)	$1.2	$(9.9)

*	Includes premiums earned, advisory fees and losses incurred in the insurance operations and interest income and expenses in the investment management services and corporate operations.

During 2003, an $11.0 million after-tax increase in the fair value of the cash flow hedges was recorded in other comprehensive income while $0.7 million of after-tax expense was transferred to earnings as a result of scheduled payments and receipts on the cash flow hedges. This resulted in an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

ending loss position related to the cash flow hedges in other comprehensive income of $6.7 million as of December 31, 2003. At December 31, 2003, the maximum term of derivative instruments that hedge forecasted transactions was approximately 7 years.

The fair value of the Company’s derivative instruments is estimated using various valuation models that conform to industry standards. The Company utilizes both vendor-developed and proprietary models, based on the complexity of transactions. Dealer market quotes are typically obtained for regularly traded contracts and provide the best estimate of fair value. However, when reliable dealer market quotes are not available, the Company uses a variety of market and portfolio data relative to the type and structure of contracts. Several of the more significant types of data that influence the Company’s valuation models include interest rates, credit quality ratings, credit spreads, default probabilities and diversity scores. This data is obtained from highly recognized sources and is reviewed for reasonableness and applicability to the Company’s derivative portfolio.

The use of market data requires management to make assumptions on how the fair value of derivative instruments is affected by current market conditions. Therefore, results can significantly differ between models and due to changes in management assumptions. The Company has dedicated resources to the development and ongoing review of its valuation models and has instituted procedures for the approval and control of data inputs. In addition, regular reviews are performed to ensure that the Company’s valuation models are appropriate and produce values reflective of the current market environment.

In 2002, the Company revised several market data inputs used in determining the fair value of its insured credit derivatives. Market-based discount rates replaced the fixed discount rate previously established by the Company. In addition, a change in the data source received from a pricing data vendor resulted in a recalibration of credit spreads within the Company’s valuation model. This information was validated by comparisons to three independent data sources. The Company also introduced dealer collateralized debt obligations (CDO) market quotes to improve the quality of transaction-specific data. These modifications resulted in a negative change to the value of the Company’s insured credit derivative portfolio for 2002. No modifications were made to the Company’s non-insurance derivative valuation models. In 2003, the Company added an additional third-party data source for generic credit spread information used by the Company in its valuation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

process to avoid undue reliance on any single data vendor, as well as to enhance its assessment of fair values.

NOTE 7: TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

In accordance with SFAS 140, the Company does not reflect on its balance sheet financial assets involving the borrowing of securities that meet specific criteria. The Company had no security borrowing transactions at December 31, 2003. The fair value of securities received under security borrowing transactions not reflected on the balance sheet at year-end 2002 was $149 million. All of the securities borrowed were repledged for 2002. As of year-end 2002, the Company owned financial assets reflected in total investments and related to security borrowing transactions with a fair value of $126 million.

It is the Company’s policy to take possession of securities borrowed. These contracts are primarily for MBIA’s collateralized investment and repurchase agreement activity and are only transacted with high-quality dealer firms.

The Company minimizes the credit risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring customer credit exposure and collateral value and requiring additional collateral to be deposited with the Company when deemed necessary.

SFAS 140 also requires the Company to reclassify financial assets pledged as collateral under certain agreements and to report those assets at fair value as a separate line item on the balance sheet. As of year-end 2003 and 2002, the Company had $596 million and $668 million, respectively, in financial assets pledged as collateral.

NOTE 8: SECURITIZATION OF FINANCIAL ASSETS

In September 1999, Capital Asset sold substantially all of its remaining tax lien portfolio through a securitization. This securitization was the third in a series of such securitizations. Proceeds from this transaction were used to extinguish an existing warehouse financing facility that had been guaranteed by the Company. MBIA Corp. has insured the notes issued in connection with the securitizations. Consequently, the Company recorded a servicing liability which represents the fair value of such liability based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

upon the present value of projected servicing costs in excess of servicing revenues, discounted at 4.72%. The balance of the servicing liability as of December 31, 2003 is $3.8 million. Since the fourth quarter of 1999, a specialty servicing concern oversees the management of Capital Asset, whose activities consist of the administration and servicing of the assets securitized and other delinquent tax liens and related assets.

NOTE 9: STATUTORY ACCOUNTING PRACTICES

The financial statements have been prepared on the basis of GAAP, which differs in certain respects from the statutory accounting practices prescribed or permitted by the insurance regulatory authorities. Statutory accounting practices differ from GAAP in the following respects:

•	upfront premiums are earned as the related risk expires rather than over the period of the risk;

•	acquisition costs are charged to operations as incurred rather than deferred and amortized as the related premiums are earned;

•	fixed-maturity securities are reported at amortized cost rather than fair value;

•	a contingency reserve is computed on the basis of statutory requirements, and reserves for losses and LAE are established at present value for specific insured issues that are identified as currently or likely to be in default. Under GAAP, reserves are established based on the Company’s reasonable estimate of the identified and unallocated losses and LAE on the insured obligations it has written;

•	tax and loss bonds purchased are reflected as admitted assets as well as payments of income taxes;

•	goodwill under GAAP represents the excess of the cost of acquisitions over the fair value of the net assets acquired, while on a statutory basis, the acquisitions of MBIA Corp. and MBIA Illinois were recorded at statutory book value. Therefore no goodwill was recorded;

•	derivative assets and liabilities exclude insurance guarantees, while under GAAP, guarantees that do not qualify for the financial guarantee scope exception under SFAS 133 are recorded at fair value; and

•	certain assets designated as “non-admitted assets” are charged directly against surplus but are reflected as assets under GAAP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Consolidated net income of MBIA Corp. determined in accordance with statutory accounting practices for the years ended December 31, 2003, 2002 and 2001 was $669.2 million, $617.9 million and $571.0 million, respectively.

The following is a reconciliation of consolidated shareholders’ equity presented on a GAAP basis for the Company and its consolidated subsidiaries to statutory capital and surplus for MBIA Corp. and its subsidiaries:

	As of December 31
In thousands	2003	2002
Company’s GAAP shareholders’ equity	$6,259,015	$5,493,351
Contributions to MBIA Corp.	594,929	587,417
Premium revenue recognition	(643,443)	(608,152)
Deferral of acquisition costs	(319,728)	(302,222)
Unrealized gains	(831,764)	(838,135)
Contingency reserve	(2,368,224)	(2,276,834)
Unallocated loss and LAE reserves	297,741	284,547
Deferred income taxes	524,673	480,139
Tax and loss bonds	355,882	304,695
Goodwill	(76,938)	(76,938)
Derivative assets and liabilities	(6,263)	94,148
Non-admitted assets	(24,291)	(28,027)
Other items	(46,576)	44,020

Statutory capital and surplus	$3,715,013	$3,158,009

In 1998, the National Association of Insurance Commissioners (NAIC) adopted the Codification of Statutory Accounting Principles guidance (Codification), which replaced the Accounting Practices and Procedures manuals as the NAIC’s primary guidance on statutory accounting effective as of January 1, 2001. The Codification provides guidance in areas where statutory accounting had been silent and changed current statutory accounting in some areas.

The New York State Insurance Department adopted the Codification guidance effective January 1, 2001. However, the New York State Insurance Department did not adopt the Codification rules on deferred taxes until December 31, 2002. The deferred tax effect of adoption on the statutory surplus of MBIA Corp. and its subsidiaries reduced surplus by $10.8 million.

NOTE 10: PREMIUMS EARNED FROM REFUNDED AND CALLED BONDS

Premiums earned include $125.6 million, $74.4 million and $54.6 million for 2003, 2002 and 2001, respectively, related to refunded and called bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 11: INVESTMENTS

The Company’s investment objective, excluding the Conduit programs which are managed separately, is to optimize long-term, after-tax returns while emphasizing the preservation of capital through maintenance of high quality investments with adequate liquidity. The Company’s investment policies limit the amount of credit exposure to any one issuer. The fixed-maturity portfolio is comprised of high quality (average rating Double-A) taxable and tax-exempt investments of diversified maturities.

The following tables set forth the amortized cost and fair value of the available-for-sale fixed-maturity and short-term investments included in the consolidated investment portfolio of the Company as of December 31, 2003 and 2002:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

As of December 31, 2003
Taxable bonds:
United States Treasury and government agency	$1,351,843	$75,590	$(2,180)	$1,425,253
Corporate and other obligations	10,372,519	462,822	(36,777)	10,798,564
Mortgage-backed	1,573,626	39,888	(2,874)	1,610,640
Tax-exempt bonds:
State and municipal obligations	4,786,060	345,458	(2,794)	5,128,724

Total	$18,084,048	$923,758	$(44,625)	$18,963,181

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

As of December 31, 2002
Taxable bonds:
United States Treasury and government agency	$1,391,571	$101,054	$(195)	$1,492,430
Corporate and other obligations	6,512,859	411,962	(17,744)	6,907,077
Mortgage-backed	3,629,264	93,414	(7,105)	3,715,573
Tax-exempt bonds:
State and municipal obligations	4,436,679	331,086	(488)	4,767,277

Total	$15,970,373	$937,516	$(25,532)	$16,882,357

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Fixed-maturity investments carried at fair value of $13.9 million and $13.7 million as of December 31, 2003 and 2002, respectively, were on deposit with various regulatory authorities to comply with insurance laws.

Included in the preceding tables are investments that have been insured by MBIA Corp. At December 31, 2003, MBIA Corp. insured investments at fair value represented $4.3 billion or 22% of the total portfolio (excluding the Conduits). At December 31, 2002, MBIA Corp. insured investments at fair value represented $3.0 billion or 19% of the total portfolio.

A portion of the obligations under investment and repurchase agreements requires the Company to pledge securities as collateral. As of December 31, 2003 and 2002, the fair value of securities pledged as collateral with respect to these obligations approximated $3.3 billion.

The following table sets forth the distribution by contractual maturity of the available-for-sale fixed-maturity and short-term investments at amortized cost and fair value at December 31, 2003. Contractual maturity may differ from expected maturity because borrowers may have the right to call or prepay obligations.

In thousands	Amortized Cost	Fair Value

Within 1 year	$1,791,287	$1,791,287
Beyond 1 year but within 5 years	4,231,601	4,326,619
Beyond 5 years but within 10 years	3,493,008	3,671,838
Beyond 10 years but within 15 years	2,868,245	3,109,545
Beyond 15 years but within 20 years	1,307,677	1,419,866
Beyond 20 years	2,818,604	3,033,386

Mortgage-backed	1,573,626	1,610,640

Total fixed-maturity and short-term investments	$18,084,048	$18,963,181

The investments of the Conduits along with the investments of TRF are classified as held-to-maturity and are reported on the balance sheet at amortized cost, net of any unamortized discount and unamortized premium. These investments are primarily asset-backed securities and loans issued by major national and international corporations and other structured finance clients. The following table sets forth the distribution of the Conduit and TRF investments by contractual maturity at amortized cost at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

In thousands	Amortized Cost
Within 1 year	$221,525
Beyond 1 year but within 5 years	2,136,257
Beyond 5 years but within 10 years	3,653,917
Beyond 10 years but within 15 years	1,845,233
Beyond 15 years but within 20 years	—
Beyond 20 years	529,348

Total Conduit investments	$8,386,280

The following table sets forth the gross unrealized losses of the fixed-maturity and equity investments included in accumulated other comprehensive income as of December 31, 2003. The table has segregated investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for twelve months or longer.

In thousands	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
United States Treasury and government agency	$117,687	$(2,180)	$—	$—	$117,687	$(2,180)
Corporate and other obligations	1,900,708	(26,295)	205,084	(10,046)	2,105,792	(36,341)
Mortgage-backed	430,318	(2,908)	57,842	(371)	488,160	(3,279)
State and municipal obligations	494,878	(2,784)	347	(10)	495,225	(2,794)

Subtotal, debt securities	2,943,591	(34,167)	263,273	(10,427)	3,206,864	(44,594)
Equities	—	—	2,538	(31)	2,538	(31)

Total	$2,943,591	$(34,167)	$265,811	$(10,458)	$3,209,402	$(44,625)

As of December 31, 2003, the Company’s fixed-maturity and equity investment portfolio had a gross unrealized loss of $44.6 million with no securities that were rated below investment grade. There were 22 securities that were in an unrealized loss position for a continuous twelve-month period or longer. Only two of the 22 securities had unrealized losses in which its book value exceeded market value by 20%. MBIA determined that the unrealized losses on these two securities were temporary in nature because there was no deterioration of credit quality spreads or a downgrade to below investment grade.

NOTE 12: INVESTMENT INCOME AND GAINS AND LOSSES

The following table includes investment income from the insurance and corporate operations. Realized gains are generated as a result of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

ongoing management of all the Company’s investment portfolios. However, 2003 net realized gains were mainly the result of the Company selling securities to shorten the duration of its fixed-maturity portfolio.

	Years ended December 31
In thousands	2003	2002	2001
Fixed-maturity	$414,750	$440,818	$413,872
Held-to-maturity	34,623	—	—
Short-term investments	18,732	9,034	12,672
Other investments	11,727	928	718

Gross investment income	479,832	450,780	427,262
Investment expenses	33,136	8,405	7,600

Net investment income	446,696	442,375	419,662

Net realized gains (losses):
Fixed-maturity
Gains	121,651	73,819	83,529
Losses	(43,656)	(48,710)	(62,748)

Net	77,995	25,109	20,781

Other investments
Gains	6,786	725	67
Losses	(4,113)	(10,410)	(11,952)

Net	2,673	(9,685)	(11,885)

Total net realized gains	80,668	15,424	8,896

Total investment income	$527,364	$457,799	$428,558

Net unrealized gains consist of:

	As of December 31
In thousands	2003	2002
Fixed-maturity:
Gains	$923,758	$926,963
Losses	(44,625)	(15,914)

Net	879,133	911,049

Other investments:
Gains	136,337	5,278
Losses	(933)	(1,374)

Net	135,404	3,904

Total	1,014,537	914,953
Deferred income taxes	354,680	319,982

Unrealized gains, net	$659,857	$594,971

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The deferred income taxes are reflected in other accumulated comprehensive income in shareholders’ equity.

The change in net unrealized gains consists of:

	Years ended December 31
In thousands	2003	2002	2001
Fixed-maturity	$(31,916)	$633,774	$100,693
Other investments	131,500	3,970	13,184

Total	99,584	637,744	113,877
Deferred income tax	34,698	222,973	39,868

Unrealized gains, net	$64,886	$414,771	$74,009

NOTE 13: INCOME TAXES

Income from operations before provision for income taxes consisted of:

	Years ended December 31
In thousands	2003	2002	2001
United States	$1,107,140	$767,990	$782,326
Non-United States	41,500	24,591	8,658

Total	$1,148,640	$792,581	$790,984

The Company files a consolidated tax return that includes all of its U.S. subsidiaries. The provision for income taxes is comprised of:

	Years ended December 31
In thousands	2003	2002	2001
Current taxes:
Federal	$290,483	$203,386	$208,311
State	1,216	527	1,021
Foreign	5,219	6,204	5,246

Deferred taxes:
Federal	34,417	(6,434)	(5,481)
Foreign	3,720	2,080	(1,271)

Provision for income taxes	335,055	205,763	207,826

Deferred SFAS 133 transition	—	—	(7,036)

Total	$335,055	$205,763	$200,790

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The provision for income taxes gives effect to permanent differences between financial and taxable income. Accordingly, the Company’s effective income tax rate differs from the statutory rate on ordinary income. The reasons for the Company’s lower effective tax rates are as follows:

	Years ended December 31
	2003	2002	2001
Income taxes computed on pre-tax financial income at statutory rates	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(5.6)	(9.1)	(8.3)
Amortization of goodwill	—	—	0.2
Other	(0.2)	0.1	(0.6)

Provision for income taxes	29.2%	26.0%	26.3%

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2003 and 2002 are presented in the following table:

	As of December 31
In thousands	2003	2002
Deferred tax assets:
Tax and loss bonds	$368,798	$309,429
Loss and loss adjustment expense reserves	102,059	97,441
Other	108,239	111,963

Total gross deferred tax assets	579,096	518,833

Deferred tax liabilities:
Contingency reserve	476,899	417,530
Deferred premium revenue	114,165	114,268
Deferred acquisition costs	102,493	101,317
Unrealized gains	337,175	294,160
Contingent commissions	555	552
Other	100,549	62,540

Total gross deferred tax liabilities	1,131,836	990,367

Net deferred tax liability	$552,740	$471,534

The Company has determined that a valuation allowance is unnecessary in connection with the deferred tax assets.

NOTE 14: BUSINESS SEGMENTS

MBIA Inc., through its subsidiaries, is a leading provider of financial guarantee products and specialized financial services. MBIA provides innovative and cost-effective products and services that meet the credit enhancement, financial and investment needs of its public- and private-sector clients, domestically and internationally. MBIA manages its activities primarily through three principal business operations: insurance, investment management services and municipal services. The Company has defined reportable segments within its business operations based on the way management assesses the performance and resource requirements of such operations.

The insurance operations provide an unconditional and irrevocable guarantee of the payment of principal and interest on insured obligations when due. The Company views its insurance operations as a reportable segment. This segment includes all activities related to global credit enhancement services provided principally by MBIA Corp. and its subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The Company’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA-AMC and include cash management, discretionary asset management and fund administration services and investment agreements and medium-term notes related to the origination of assets for investment management purposes. The investment management services operations’ reportable segments are comprised of investment agreements and medium-term notes (MTNs), fixed-income advisory services, conduits and equity advisory services.

The Company’s municipal services operations provide revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, audit, collections/recovery, enforcement and information services through MBIA MuniServices and its wholly owned subsidiaries. The Company views its municipal services operations as a reportable segment.

The Company’s corporate operations include investment income, interest expense and general expenses that relate to general corporate activities and not to one of the Company’s three principal business operations. The Company views its corporate operations as a reportable segment.

Reportable segment results are presented net of material intersegment transactions. The following table summarizes the Company’s operations for the years ended December 31, 2003, 2002 and 2001:

	Year ended December 31, 2003
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues (a)	$1,230,412	$422,655	$26,814	$9,000	$1,688,881
Interest expense	—	302,224	—	68,368	370,592

Net revenues	1,230,412	120,431	26,814	(59,368)	1,318,289
Expenses	238,925	70,326	25,857	14,874	349,982

Income (loss)	991,487	50,105	957	(74,242)	968,307
Gains and losses	148,207	16,750	139	15,237	180,333

Net income (loss) before taxes	1,139,694	66,855	1,096	(59,005)	1,148,640

Identifiable assets	$13,094,738	$16,665,341	$26,445	$481,210	$30,267,734

	Year ended December 31, 2002
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues (a)	$1,072,205	$424,434	$24,810	$9,426	$1,530,875
Interest expense	—	313,517	—	58,453	371,970

Net revenues	1,072,205	110,917	24,810	(49,027)	1,158,905
Expenses	196,758	61,446	24,408	17,259	299,871

Income (loss)	875,447	49,471	402	(66,286)	859,034
Gains and losses	(65,223)	(3,281)	(682)	2,733	(66,453)

Net income (loss) before taxes	810,224	46,190	(280)	(63,553)	792,581

Identifiable assets	$10,136,338	$8,406,011	$41,292	$268,460	$18,852,101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Year ended December 31, 2001
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues (a)	$975,920	$442,156	$27,037	$6,899	$1,452,012
Interest expense	—	316,227	—	56,445	372,672

Net revenues	975,920	125,929	27,037	(49,546)	1,079,340
Expenses	179,582	62,910	29,951	20,874	293,317

Income (loss)	796,338	63,019	(2,914)	(70,420)	786,023
Gains and losses	(1,279)	1,729	(1,898)	6,409	4,961

Net income (loss) before taxes	795,059	64,748	(4,812)	(64,011)	790,984

Identifiable assets	$9,015,364	$6,958,727	$50,057	$175,537	$16,199,685

(a)	Represents the sum of net premiums earned, net investment income, advisory fees, investment management fees and other fees.

The following table summarizes the segments within the investment management services operations for the years ended December 31, 2003, 2002 and 2001:

	Year ended December 31, 2003
In thousands	Investment Agreements and MTNs	Fixed-Income Advisory Services	Conduits	Equity Advisory Services	Eliminations	Total Investment Management Services
Revenues	$350,745	$56,123	$21,134	$18,665	($24,012)	$422,655
Interest expense	294,068	—	15,776	—	(7,620)	302,224

Net revenues	56,677	56,123	5,358	18,665	(16,392)	120,431
Expenses	26,966	37,257	4,984	15,321	(14,202)	70,326

Income	29,711	18,866	374	3,344	(2,190)	50,105
Gains and losses	14,505	1,567	678	—	—	16,750

Net income before taxes	44,216	20,433	1,052	3,344	(2,190)	66,855

Identifiable assets	$10,002,331	$56,503	$6,949,714	$25,047	($368,254)	$16,665,341

	Year ended December 31, 2002
In thousands	Investment Agreements and MTNs	Fixed-Income Advisory Services	Conduits	Equity Advisory Services	Eliminations	Total Investment Management Services
Revenues	$346,985	$52,143	—	$36,390	($11,084)	$424,434
Interest expense	313,517	—	—	—	—	313,517

Net revenues	33,468	52,143	—	36,390	(11,084)	110,917
Expenses	16,543	32,439	—	23,548	(11,084)	61,446

Income (loss)	16,925	19,704	—	12,842	—	49,471
Gains and losses	(2,289)	(992)	—	—	—	(3,281)

Net income before taxes	14,636	18,712	—	12,842	—	46,190

Identifiable assets	$8,322,665	$53,055	—	$30,291	—	$8,406,011

	Year ended December 31, 2001
In thousands	Investment Agreements and MTNs	Fixed-Income Advisory Services	Conduits	Equity Advisory Services	Eliminations	Total Investment Management Services
Revenues	$346,638	$49,771	—	$54,355	($8,608)	$442,156
Interest expense	316,227	—	—	—	—	316,227

Net revenues	30,411	49,771	—	54,355	(8,608)	125,929
Expenses	13,441	29,672		28,405	(8,608)	62,910

Income	16,970	20,099	—	25,950	—	63,019
Gains and losses	2,576	(847)	—	—	—	1,729

Net income before taxes	19,546	19,252	—	25,950	—	64,748

Identifiable assets	$6,888,275	$31,548	—	$38,904	—	$6,958,727

An increasingly significant portion of premiums reported within the insurance segment are generated outside the United States. The following table summarizes net premiums earned by geographic location of risk for years ended December 31, 2003, 2002 and 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

In thousands	2003	2002	2001
Total premiums earned:
United States	$586	$490	$443
Non-United States	147	99	81

Total	$733	$589	$524

NOTE 15: STOCK SPLIT

On March 15, 2001 the Company’s board of directors approved a three-for-two stock split. The three-for-two stock split was accomplished through a stock dividend distributed on April 20, 2001 to shareholders of record on April 2, 2001. All references to the number of common shares, except shares authorized, and to the per share information in the consolidated financial statements and related notes, have been adjusted to reflect the stock split on a retroactive basis.

NOTE 16: DIVIDENDS AND CAPITAL REQUIREMENTS

Under New York State insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In the Company’s case, dividends in any 12-month period cannot be greater than 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements. In 2003, MBIA Corp. declared and paid dividends of $240.0 million and, based upon the filing of its year-end 2003 statutory financial statement, has dividend capacity of $131.5 million for the first quarter of 2004 without special regulatory approval. During 2004, a similar calculation will be performed each quarter to determine the amount of dividend capacity for MBIA Corp.

The insurance departments of New York State and certain other statutory insurance regulatory authorities, and the agencies that rate the bonds insured by MBIA Corp. and its subsidiaries, have various requirements relating to the maintenance of certain minimum ratios of statutory capital and reserves to net insurance in force. MBIA Corp. and its subsidiaries were in compliance with these requirements as of December 31, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 17: STOCK REPURCHASE PLAN

In the third quarter of 1999, the Company began acquiring shares of its common stock in connection with its stock repurchase plan. The plan authorizes the Company to repurchase up to 11.25 million of its outstanding common shares. During 2003, 2002 and 2001, the Company purchased 1.9 million, 4.2 million, and 0.2 million shares of common stock at an aggregate cost of $79.9 million, $208.1 million, and $7.8 million, respectively. As of December 31, 2003 the Company had repurchased a total of 9.5 million shares at an average price of $41.71 per share leaving approximately 1.7 million shares in the Company’s share repurchase plan. The Company will only repurchase shares under this program when it is economically attractive and within rating agency constraints, including the Triple-A claims-paying ratings of MBIA Corp. Treasury stock is carried at cost as a component of stockholders’ equity.

NOTE 18: LONG-TERM DEBT AND LINES OF CREDIT

The Company’s long-term debt consists of notes and debentures listed in the following table by maturity date:

	As of December 31
In thousands	2003	2002
1.943% Notes due 2008*	$5,550	$7,550
7.560% Notes due 2010	141,494	125,664
9.375% Notes due 2011	100,000	100,000
6.400% Notes due 2022**	299,578	300,000
7.000% Debentures due 2025	75,000	75,000
7.150% Debentures due 2027	100,000	100,000
6.625% Debentures due 2028	150,000	150,000
6.950% Notes due 2038***	50,000	50,000
8.000% Notes due 2040****	100,000	100,000

	1,021,622	1,008,214
Less unamortized discount	459	505
Plus unamortized premium	632	723
Plus fair value adjustment	—	24,638

Total	$1,021,795	$1,033,070

*	These notes bear interest at three-month LIBOR plus a fixed spread. The current interest rate in effect is 1.943%.

**	Callable 8/2006 @ 100.00

***	Callable 11/2003 @ 100.00

****	Callable 12/2005 @ 100.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The Company’s long-term debt is subject to certain covenants, none of which significantly restricts the Company’s operating activities or dividend-paying ability.

In August of 2002, the Company completed a $300 million debt offering of 20-year senior notes, which carry a coupon rate of 6.4%. Part of the proceeds from this offering were used to redeem the Company’s $100 million 8.2% debentures due October 1, 2022. This redemption occurred on October 1, 2002. The remainder of the proceeds was used for general corporate purposes.

In November 2003 the interest rate swap associated with the 6.95% notes due 2038 was terminated. As a result, the Company reversed $310 thousand out of its derivative assets, which was offset by the reversal of the fair value adjustment on the debt being hedged.

The aggregate maturity of long-term debt obligations as of December 31, 2003 for each of the next five years and thereafter commencing in 2004 was:

In thousands	2004	2005	2006	2007	2008	After 2008	Total
Long-term obligation payments due	$—	$—	$—	$—	$5,550	$1,016,072	$1,021,622

MBIA Corp. has a standby line of credit commitment in the amount of $700 million with a group of major Triple-A-rated banks to provide loans to MBIA Corp. This facility can be drawn upon if MBIA Corp. incurs cumulative losses (net of expected recoveries) on the covered portfolio (which is comprised of the Company’s insured public finance obligations, with certain adjustments) in excess of the greater of $900 million or 5.0% of average annual debt service. The obligation to repay loans made under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations including certain installment premiums and other collateral. This commitment has a seven-year term expiring on October 31, 2010.

At January 1, 2003, the Company maintained $211 million of stop loss reinsurance coverage with three reinsurers. At the end of the third quarter, the Company elected not to renew two of the facilities with $175 million of coverage due to the rating downgrade of the stop loss providers. In addition, at the end of 2003, MBIA Corp. elected not to renew the remaining $35.7 million of stop loss reinsurance coverage effective January 1, 2004, also due to the rating downgrade of the stop loss reinsurer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The Company also maintained two ten-year stop loss reinsurance facilities maturing in 2011 and 2012 for $100 million and $50 million, respectively. These facilities allowed the Company to issue subordinated securities and could be drawn upon if the Company incurred cumulative losses (net of any recoveries) above an annually adjusted attachment point, which was $1.76 billion for 2003. The $50 million facility was not renewed in the fourth quarter due to a rating downgrade of the related provider, with the remaining $100 million facility remaining in effect as of December 31, 2003.

In December 2003, MBIA Corp. had access to $400 million of Money Market Committed Preferred Custodial Trust securities (CPS securities) that were issued by eight Trusts which were created for the primary purpose of issuing CPS securities and investing the proceeds in high quality commercial paper or short-term U.S. government obligations. MBIA Corp. has a put option to sell to the Trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the Trusts will transfer the proceeds to MBIA Corp. in exchange for MBIA Corp. preferred stock. The Trusts will hold the preferred stock and distribute the preferred dividend to their holders. MBIA Corp. has the right to redeem the preferred shares, and then put the preferred stock back to the Trust again, indefinitely. Any preferred stock issued by MBIA Corp. would be non-cumulative unless MBIA Corp. pays dividends on its common stock, during which time the dividends on its preferred stock would be cumulative. Preferred stockholders would have rights that are subordinated to insurance claims, as well as to the general unsecured creditors, but senior to any common stockholders of MBIA Corp.

The trusts were created as a vehicle for providing capital support to MBIA Corp. by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put options. S&P and Moody’s rate the trusts AA/aa2, respectively. To date, MBIA Corp. has not exercised its put options under any of these arrangements.

The Company and MBIA Corp. maintain two short-term bank liquidity facilities totaling $675 million; a $225 million facility with a term of 364 days and a $450 million facility with a four-year term. As of December 31, 2003, there were no borrowings outstanding under these agreements.

As part of its structured financing program, TRS accesses the capital markets for short-term asset-backed funding through the use of Triple-A, an MBIA Conduit. TRS had no outstanding debt at December 31, 2003 and December 31, 2002 and $44 million at December 31, 2001. In October 2002, all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

remaining assets, liabilities and derivative contracts of TRS matured. As of December 31, 2003, TRS remains inactive.

The Company has $19.8 million of outstanding letters of credit for MBIA-MISC that are intended to support the net asset value of certain investment pools managed by MBIA-MISC. These letters can be drawn upon in the event that the liquidation of such assets is required and the proceeds are less than the cost. In addition, the Company has issued commitments to three pooled investment programs managed or administered by MBIA-MISC and its subsidiary. These commitments cover losses in such programs should the net asset values per share decline below specified per share values. At December 31, 2003, the maximum amount of future payments that the Company would be required to make under these commitments was $2.9 billion. These commitments shall be in effect so long as MBIA-MISC and its subsidiary remain as manager or administrator and each program remains in compliance with its respective investment objectives and policies.

NOTE 19: INVESTMENT AGREEMENT, MEDIUM-TERM NOTE AND CONDUIT DEBT OBLIGATIONS

Obligations under investment agreements are recorded as liabilities on the balance sheet based upon proceeds received plus unpaid accrued interest from that date. Upon the occurrence of certain contractually agreed-upon events, some of these funds may be withdrawn at various times prior to maturity at the option of the investor. As of December 31, 2003, the annual interest rates on these agreements ranged from 0.84% to 8.02% and the weighted-average interest rate was 3.7%.

Principal payments due under these investment agreements in each of the next five years ending December 31 and thereafter, based upon expected withdrawal dates, are as follows:

In thousands	Principal Amount*
Expected withdrawal date:
2004	$2,496,204
2005	1,151,705
2006	404,309
2007	446,644
2008	281,113
Thereafter	2,559,593

Total	$7,339,568

*	Principal amounts include transactions that reflect the principal at maturity for liabilities issued at a discount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

IMC also provides agreements obligating it to purchase designated securities in a bond reserve fund at par value upon the occurrence of certain contractually agreed-upon events. The opportunities and risks in these agreements are analogous to those of investment agreements. The total par value of securities subject to these agreements was $21.1 million at December 31, 2003.

Medium-term note obligations are recorded as liabilities on the balance sheet based upon proceeds received plus unpaid accrued interest. In 2003, GFL issued $1.6 billion U.S. dollar and 15 billion Japanese yen floating rate medium-term notes. The rates of the medium-term notes are fixed, or are indexed to LIBOR or the effective Federal Funds rate. As of December 31, 2003 the annual interest rates of the medium-term notes ranged from 1.1% to 6.0% and the weighted average interest rate was 2.2%.

Principal payments due under these medium-term notes based on their contractual maturity dates are as follows:

In thousands	Principal Amount*
Maturity date:
2004	$452,086
2005	677,512
2006	353,957
2007	53,910
2008	10,398
Thereafter	723,247

Total	$2,271,110

*	Principal amounts of yen denominated medium-term notes have been converted from yen into U.S. dollars. Additionally, principal amounts include transactions that reflect the principal at maturity for liabilities issued at a discount.

Conduit debt obligations, including TRF, are recorded as liabilities on the balance sheet based upon proceeds received, net of unamortized discount and unamortized premium plus unpaid accrued interest. These obligations include long-term, medium-term and commercial paper note obligations. The long-term note obligation had an interest rate of 1.6%. The rates of the medium-term note obligations are indexed to LIBOR and as of December 31, 2003 range from 1.24% to 4.31%. The commercial paper note obligations had interest rates ranging from 1.03% to 1.30% as of December 31, 2003. The weighted-average interest rate of all Conduit obligations was 2.0%.

Principal payments due under the Conduit long-term, medium-term and commercial paper note obligations based on their contractual maturity dates are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

In thousands	Principal Amount*
Maturity date:
2004	$4,253,955
2005	158,917
2006	310,083
2007	1,305,137
2008	489,250
Thereafter	1,550,729

Total	$8,068,071

*	Principal amounts of GBP denominated medium-term notes have been converted from GBP into U.S. dollars.

Included above in the obligations maturing in 2004 are Triple-A commercial paper note obligations of $2.6 billion, which mature January 2004. Triple-A enters into 364-day or shorter term credit facilities with multiple independent third-party credit support providers as a source of liquidity in the event of a commercial paper market disruption.

NOTE 20: NET INSURANCE IN FORCE

MBIA Corp. guarantees the timely payment of principal and interest on municipal, asset-/mortgage-backed and other non-municipal securities. MBIA Corp.’s ultimate exposure to credit loss in the event of nonperformance by the insured is represented by the net insurance in force in the tables that follow.

The insurance policies issued by MBIA Corp. are unconditional commitments to guarantee timely payment on the bonds and notes to bondholders. The creditworthiness of each insured issue is evaluated prior to the issuance of insurance, and each insured issue must comply with MBIA Corp.’s underwriting guidelines. Further, the payments to be made by the issuer on the bonds or notes may be backed by a pledge of revenues, reserve funds, letters of credit, investment contracts or collateral in the form of mortgages or other assets. The right to such money or collateral would typically become MBIA Corp.’s upon the payment of a claim by MBIA Corp.

MBIA Corp. maintains underwriting guidelines based on those aspects of credit quality that it deems important for each category of obligation considered for insurance. For global public finance transactions these include economic and social trends, debt and financial management, adequacy of anticipated cash flow, satisfactory legal structure and other security

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

provisions, viable tax and economic bases, adequacy of loss coverage and project feasibility. For global structured finance transactions, MBIA Corp.’s underwriting guidelines, analysis and due diligence focus on seller/servicer credit and operational quality. MBIA also analyzes the quality of the asset pool as well as its historical and projected performance. The strength of the structure, including legal segregation of the assets, cash flow analysis, the size and source of first loss protection, asset performance triggers and financial covenants are also reviewed. Such guidelines are subject to periodic review by management, who are responsible for establishing the criteria for the Company’s underwriting standards as well as maintaining the standards in its insurance operations.

As of December 31, 2003, insurance in force, net of cessions to reinsurers, had an expected range of maturity of 1 - 46 years. The distribution of net insurance in force by geographic location, excluding $9.7 billion and $8.0 billion relating to transactions guaranteed by MBIA Corp. on behalf of various investment management services’ affiliated companies in 2003 and 2002, respectively, is set forth in the following table:

	As of December 31
	2003		2002
In billions Geographic Location	Net Insurance In Force	% of Net Insurance In Force	Net Insurance In Force	% of Net Insurance In Force
California	$104.5	12.5%	$94.1	12.0%
New York	64.8	7.7	68.6	8.8
Florida	40.6	4.9	36.1	4.6
Texas	32.3	3.9	31.1	4.0
Illinois	31.7	3.8	31.9	4.1
New Jersey	28.0	3.3	28.5	3.7
Massachusetts	23.2	2.8	23.1	3.0
Pennsylvania	22.7	2.7	22.1	2.8
Washington	17.7	2.1	15.1	1.9
Michigan	17.0	2.0	16.0	2.0

Subtotal	382.5	45.7	366.6	46.9
Nationally diversified	135.6	16.3	139.0	17.8
Other states	203.9	24.4	197.4	25.2

Total United States	722.0	86.4	703.0	89.9
Internationally diversified	48.8	5.8	39.6	5.0
Country specific	65.0	7.8	39.0	5.1

Total Non-United States	113.8	13.6	78.6	10.1

Total	$835.8	100.0%	$781.6	100.0%

The net insurance in force by type of bond is set forth in the following table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	As of December 31
	2003		2002
In billions Bond Type	Net Insurance In Force	% of Net Insurance In Force	Net Insurance In Force	% of Net Insurance In Force

Global Public Finance:
United States
General obligation	$206.3	24.7%	$185.7	23.7%
Utilities	98.6	11.8	89.9	11.5
Special revenue	83.9	10.0	77.1	9.9
Health care	59.5	7.1	62.3	8.0
Transportation	51.7	6.2	49.7	6.4
Higher education	32.2	3.8	33.0	4.2
Housing	29.5	3.6	28.2	3.6
Investor-owned utilities	29.4	3.5	34.4	4.4

Total United States	591.1	70.7	560.3	71.7

Non-United States
Sovereign	14.7	1.8	4.1	0.5
Transportation	10.4	1.2	4.4	0.6
Utilities	7.5	0.9	3.6	0.5
Investor-owned utilities	4.5	0.5	5.1	0.6
Sub-sovereign	1.5	0.2	1.4	0.2
Housing	0.8	0.1	0.7	0.1
Health care	0.6	0.1	2.6	0.3
Higher education	0.1	—	0.1	—

Total Non-United States	40.1	4.8	22.0	2.8

Total Global Public Finance	631.2	75.5	582.3	74.5

Global Structured Finance:
United States
CDO, CLO and CBO	41.8	5.0	38.8	5.0
Mortgage-backed:
Home equity	15.7	1.9	22.1	2.8
Other	12.4	1.5	12.0	1.5
First mortgage	5.4	0.7	6.7	0.9
Asset-backed:
Auto	14.5	1.7	16.0	2.0
Credit cards	9.8	1.2	14.1	1.8
Other	7.5	0.9	8.3	1.1
Leasing	1.0	0.1	4.4	0.6
Pooled corp. obligations & other	20.5	2.4	15.7	2.0
Financial risk	2.3	0.3	4.6	0.6

Total United States	130.9	15.7	142.7	18.3

Non-United States
CDO, CLO and CBO	40.6	4.9	33.6	4.3
Mortgage-backed:
First mortgage	8.5	1.0	5.7	0.7
Other	7.4	0.9	2.9	0.4
Home equity	0.6	0.1	—	—
Pooled corp. obligations & other	8.5	1.0	8.9	1.1
Asset-backed	5.5	0.6	2.6	0.3
Financial risk	2.6	0.3	2.9	0.4

Total Non-United States	73.7	8.8	56.6	7.2

Total Global Structured Finance	204.6	24.5	199.3	25.5

Total	$835.8	100.0%	$781.6	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The insurance operations have entered into certain guarantees of derivative contracts, included in the preceding tables, which do not qualify for the financial guarantee scope exception under SFAS 133. These contracts are discussed further in Note 6. The maximum amount of future payments that MBIA Corp. may be required to make under these guarantees, should a full default occur, is $68.3 billion. This amount is net of cessions to reinsurers of $15.2 billion. MBIA Corp.’s guarantees of derivative contracts have a legal maximum range of maturity of 1 - 75 years. A small number of guaranteed credit derivative contracts have long maturities to satisfy regulatory requirements imposed on MBIA’s counterparties. However, the expected maturities of such contracts are much shorter due to amortizations and prepayments in the underlying collateral pools. In accordance with SFAS 133, the fair values of these guarantees at December 31, 2003 are recorded on the balance sheet as assets and liabilities, representing gross gains and losses, of $55.8 million and $49.6 million, respectively.

MBIA Corp. may hold recourse provisions with third parties in these transactions through both reinsurance and subrogation rights. MBIA Corp.’s reinsurance arrangements provide that should MBIA Corp. pay a claim under a guarantee of a derivative contract, then MBIA Corp. can collect amounts from any reinsurers that have reinsured the guarantee on either a proportional or non-proportional basis depending upon the underlying reinsurance agreement. MBIA Corp. may also have recourse through subrogation rights whereby if MBIA Corp. makes a claim payment, it is entitled to any rights of the insured counterparty, including the right to any assets held as collateral.

MBIA Corp. has also issued guarantees of certain obligations issued by its investment management affiliates that are not included in the previous tables. These guarantees take the form of insurance policies issued by MBIA Corp. on behalf of the investment management affiliates. Should one of these affiliates default on their insured obligations, MBIA Corp. will be required to pay all scheduled principal and interest amounts outstanding. As of December 31, 2003, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees, should a full default occur, is $9.7 billion. These guarantees have a maximum range of maturity of 1 - 42 years. These guarantees were entered into on an arm’s length basis and are fully collateralized by marketable securities. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

liquidate any collateral to recover all or a portion of the amounts paid under the guarantee.

NOTE 21: REINSURANCE

MBIA Corp. reinsures exposure to other insurance companies under various treaty and facultative reinsurance contracts, both on a pro-rata and non-proportional basis. In the event that any or all of the reinsurers were unable to meet their obligations, MBIA Corp. would be liable for such defaulted amounts.

Amounts deducted from gross insurance in force for reinsurance ceded by MBIA Corp. and its subsidiaries were $170.0 billion and $171.0 billion at December 31, 2003 and 2002, respectively. The distribution of ceded insurance in force by geographic location is set forth in the following table:

	As of December 31
	2003		2002
In billions Geographic Location	Ceded Insurance In Force	% of Ceded Insurance In Force	Ceded Insurance In Force	% of Ceded Insurance In Force
California	$18.8	11.1%	$18.8	11.0%
New York	9.7	5.7	11.1	6.5
New Jersey	6.6	3.9	6.9	4.0
Texas	6.0	3.5	6.5	3.8
Florida	5.3	3.1	4.9	2.9
Massachusetts	5.0	3.0	5.2	3.0
Illinois	4.6	2.7	4.7	2.7
Puerto Rico	4.0	2.3	4.2	2.5
Colorado	3.9	2.3	4.0	2.3
Pennsylvania	3.4	2.0	3.4	2.0

Subtotal	67.3	39.6	69.7	40.7
Nationally diversified	30.1	17.7	34.6	20.2
Other states	30.6	18.0	30.9	18.1

Total United States	128.0	75.3	135.2	79.0
Internationally diversified	16.0	9.4	11.8	6.9
Country specific	26.0	15.3	24.0	14.1

Total Non-United States	42.0	24.7	35.8	21.0

Total	$170.0	100.0%	$171.0	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The distribution of ceded insurance in force by type of bond is set forth in the following table:

	As of December 31
	2003		2002
In billions Bond Type	Ceded Insurance In Force	% of Ceded Insurance In Force	Ceded Insurance In Force	% of Ceded Insurance In Force
Global Public Finance:
United States
General obligation	$24.8	14.6%	$23.7	13.9%
Transportation	18.4	10.8	18.5	10.8
Utilities	18.2	10.7	18.5	10.9
Health care	13.9	8.2	14.3	8.4
Special revenue	12.7	7.5	12.8	7.5
Investor-owned utilities	4.6	2.7	5.5	3.2
Higher education	3.3	1.9	3.3	1.9
Housing	2.7	1.6	2.8	1.6

Total United States	98.6	58.0	99.4	58.2

Non-United States
Transportation	7.0	4.2	5.6	3.3
Utilities	5.3	3.1	2.5	1.5
Sovereign	4.0	2.3	1.3	0.8
Investor-owned utilities	2.1	1.2	4.1	2.4
Sub-sovereign	1.0	0.6	0.9	0.5
Health care	0.2	0.2	0.6	0.3
Housing	0.1	—	0.1	—

Total Non-United States	19.7	11.6	15.1	8.8

Total Global Public Finance	118.3	69.6	114.5	67.0

Global Structured Finance:
United States
Asset-backed:
Auto	4.6	2.7	6.2	3.6
Credit cards	3.8	2.2	4.4	2.6
Other	0.7	0.4	0.8	0.5
Leasing	0.1	0.1	1.8	1.1
Mortgage-backed:
Home equity	4.0	2.4	6.6	3.8
Other	2.0	1.2	2.2	1.3
First mortgage	0.5	0.3	0.7	0.4
Pooled corp. obligation & other	7.6	4.5	6.7	3.9
CDO, CLO and CBO	6.0	3.5	6.0	3.5
Financial risk	0.1	—	0.3	0.2

Total United States	29.4	17.3	35.7	20.9

Non-United States
CDO, CLO and CBO	10.7	6.3	9.8	5.7
Pooled corp. obligations & other	3.6	2.1	5.2	3.1
Financial risk	2.4	1.4	2.5	1.4
Asset-backed	2.4	1.3	1.1	0.6
Mortgage-backed:
Other	1.7	1.0	1.0	0.6
First mortgage	1.5	1.0	1.2	0.7

Total Non-United States	22.3	13.1	20.8	12.1

Total Global Structured Finance	51.7	30.4	56.5	33.0

Total	$170.0	100.0%	$171.0	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

As part of the Company’s portfolio shaping activity in 1998, the Company entered into reinsurance agreements with highly rated reinsurers that obligate the Company to cede future premiums to the reinsurers through October 1, 2004.

Components of premiums written including reinsurance assumed from and ceded to other companies is set forth in the following table:

	Years ended December 31
In thousands	2003	2002	2001
Direct	$1,249,832	$932,204	$839,386
Assumed	18,976	19,727	25,840

Gross	1,268,808	951,931	865,226
Ceded	(235,736)	(198,526)	(235,362)

Net	$1,033,072	$753,405	$629,864

Ceding commissions received from reinsurers before deferrals were $67.9 million, $49.9 million, and $55.2 million, in 2003, 2002 and 2001, respectively.

NOTE 22: PENSION AND PROFIT-SHARING PLANS

The Company has a non-contributory, defined contribution pension plan to which the Company contributes 10% of each eligible employee’s annual compensation. Annual compensation consists of base salary, bonus and commissions, as applicable, for determining such contributions. Pension benefits vest over a five-year period with 60% vesting after three years and 20% in years four and five. Pension expense for the years ended December 31, 2003, 2002 and 2001 was $10.1 million, $10.1 million, and $7.4 million, respectively.

The Company also has a profit-sharing/401(k) plan. The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute through payroll deductions up to 10% of eligible compensation. The Company matches employee contributions up to the first 5% of such compensation with MBIA common stock. The benefit of the Company’s contributions vests over five years with 60% vesting after three years and then 20% in years four and five. Generally, a participating employee is entitled to distributions from the plan upon termination of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

employment, retirement, death or disability. Participants who qualify for distribution may receive a single lump sum, transfer the assets to another qualified plan or individual retirement account, or receive a series of specified installment payments. Company contributions to the profit-sharing/401(k) plan aggregated $5.1 million, $3.4 million, and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Amounts relating to the above plans that exceed limitations established by federal regulations are contributed to a non-qualified deferred compensation plan. These non-qualified contributions are included in the above stated pension and profit-sharing/401(k) match amounts and totaled $3.4 million, $3.9 million, and $3.0 million for the pension plan, and $1.7 million, $1.5 million, and $1.8 million for the profit-sharing/401(k) plan for the years ending December 31, 2003, 2002 and 2001, respectively.

NOTE 23: LONG-TERM INCENTIVE PLANS

On May 11, 2000, the Company’s shareholders approved the 2000 Stock Option Plan (the 2000 plan). The 2000 plan superseded the Company’s 1987 stock option plan (the 1987 plan), and shares available for grant under the 1987 plan were canceled and are no longer available for grant. Options previously granted under the 1987 plan remain outstanding in accordance with their terms and with the terms of the 1987 plan. The 2000 plan enables key employees of the Company and its subsidiaries to acquire shares of common stock of the Company or to benefit from appreciation in the price of the common stock of the Company. Options granted will either be Incentive Stock Options (ISOs), where they qualify under Section 422(a) of the Internal Revenue Code, or Non-Qualified Stock Options (NQSOs).

ISOs and NQSOs are granted at a price not less than 100% of the fair value, defined as closing price, of the Company’s common stock as determined on the date granted. Options are exercisable as specified at the time of grant and expire ten years from the date of grant (or shorter if specified or following termination of employment).

The board of directors of the Company has authorized a maximum of 7,350,000 shares of the Company’s common stock to be granted as options under the 2000 plan. As of December 31, 2003, 5,001,931 options had been granted under the 2000 plan, net of expirations and cancellations, leaving the total available for future grants at 2,348,069.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The stock option grants, which may continue to be awarded every year, provide the right to purchase shares of common stock at the fair value of the stock on the date of the grant. In 2003, 1,436,010 options were awarded under the 2000 plan. These options vest over four or five years depending on the level of the recipient. Prior option grants are not taken into account in determining the number of options granted in any year.

In December 1995, the MBIA Inc. board of directors approved the “MBIA Long-Term Incentive Program” (the incentive program). The incentive program includes a stock option component (described above) and a compensation component linked to the growth in book value per share, including certain adjustments, of the Company’s stock (modified book value) over a three-year period following the grant date. Target levels for the incentive program awards are established as a percentage of total salary and bonus, based upon the recipient’s position. Awards under the incentive program typically are granted from the vice president level up to and including the chairman and chief executive officer. Actual amounts to be paid are adjusted upward or downward depending on the growth of modified book value versus a baseline target, with a minimum growth of 8% necessary to receive any payment and an 18% growth necessary to receive the maximum payment. Awards under the incentive program are divided equally between the two components, with approximately 50% of the award to be given in stock options and approximately 50% of the award to be paid in cash or shares of Company stock. Payments are made at the end of each three-year measurement period. During 2003, 2002 and 2001, $21.8 million, $18.8 million, and $17.0 million, respectively, were recorded as an expense related to modified book value awards.

In December 1995, the Company adopted a restricted stock program whereby certain employees are granted restricted shares of the Company’s common stock. These stock awards may only be sold three, four or five years from the date of grant, at which time the awards fully vest.

In 2003 and 2002, respectively, 247,543 and 124,815 restricted shares (net of canceled shares) of the Company’s common stock were granted to certain employees and directors of the Company. The fair value of the shares awarded (net of cancellations) in 2003 and 2002, determined on the grant date, was $9.0 million and $6.7 million, respectively, which has been recorded as “Unearned compensation-restricted stock” and is shown as a separate component of shareholders’ equity. Unearned compensation is amortized to expense over the appropriate three- to five-year vesting period (except for a minor portion granted to members of the MBIA Inc. board of directors which are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

amortized over a ten-year period). Compensation expense related to the restricted stock was $6.3 million, $5.4 million, and $2.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In 1992, CapMAC adopted an Employee Stock Ownership Plan (ESOP) to provide its employees the opportunity to obtain beneficial interests in the stock of CapMAC through a trust (the ESOP Trust). The ESOP Trust purchased 525,938 shares of the Company’s stock. The ESOP Trust financed its purchase of common stock with a loan from the Company in the amount of $10 million, which was fully repaid in 2001. An amount representing unearned employee compensation, equivalent in value to the unpaid balance of the ESOP loan, is recorded as “Unallocated ESOP shares” and is shown as a separate component of shareholders’ equity.

In July 1999, the Company contributed 20,096 additional shares to the ESOP plan. Subsequent to this contribution, the ESOP plan was merged with the MBIA Inc. Employee Profit-Sharing/401(k) plan. In conjunction with the merger of the plans, released ESOP shares are used to fund the 401(k) company match obligations. During 2003, 2002 and 2001, 36,030, 62,709, and 45,611 shares, respectively, were utilized for the 401(k) company match. As of December 31, 2003, 2002 and 2001, respectively, a total of 546,034, 510,004, and 447,295 shares have been allocated to the participants. During 2003 all of the remaining unallocated ESOP shares were allocated to the participants.

Prior to 2002, the Company elected to follow APB 25 and related interpretations in accounting for its employee stock options. No stock-based employee compensation cost for stock options is reflected in net income prior to 2002 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

Effective January 1, 2002 the Company adopted the fair value recognition provisions of SFAS 123. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS 148, compensation cost recognized in 2002 is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. Results for prior years have not been restated. Employee stock compensation expense for the years ended December 31, 2003 and 2002 totaled $26.4 million and $23.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The number of significant options granted and the assumptions used for valuing such option grants during the last three years are shown in the following table:

	February 2003	October 2002	February 2002	July 2001	January 2001
Number of options granted	1,414,010	260,000	1,536,875	115,000	1,032,000

Exercise price	$36.69	$36.72	$52.81	$56.16	$44.625
Dividend yield	2.180%	1.852%	1.140%	1.120%	1.120%
Expected volatility	.3330	.3166	.2954	.2953	.2953
Risk-free interest rate	3.483%	3.305%	4.835%	5.065%	5.065%
Expected option term (in years)	6.40	6.40	6.26	6.25	6.25

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The following table displays the total number of options granted during the last three years. The proxy officers represent the five most highly compensated officers as disclosed in the Company’s proxy statement.

	Number of Options Granted
	2003	2002	2001
Proxy officers	669,000	780,000	649,500
Other senior officers	262,500	257,500	382,500

Senior officers	931,500	1,037,500	1,032,000
Other employees	504,510	816,104	233,374

Total	1,436,010	1,853,604	1,265,374

A summary of the Company’s stock option plan as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates, is set forth in the following table:

	2003
Options	Number of Shares	Weighted-Avg. Price per Share
Outstanding at beginning of year	9,533,766	$42.1900
Granted	1,436,010	36.8754
Exercised	748,484	52.5683
Expired or canceled	97,944	45.1221

Outstanding at year-end	10,123,348	$42.7479

Exercisable at year-end	2,976,626	$39.3808
Weighted-average fair value per share of options granted during the year		$11.3446

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	2002
Options	Number of Shares	Weighted-Avg. Price per Share
Outstanding at beginning of year	8,325,780	$39.3329
Granted	1,853,604	50.4200
Exercised	479,228	55.5400
Expired or canceled	166,390	44.7200

Outstanding at year-end	9,533,766	$42.1900

Exercisable at year-end	3,033,711	$34.9900
Weighted-average fair value per share of options granted during the year		$17.1878

	2001
Options	Number of Shares	Weighted-Avg. Price per Share
Outstanding at beginning of year	7,931,193	$36.6711
Granted	1,265,374	45.9146
Exercised	738,022	52.4755
Expired or canceled	132,765	40.8684

Outstanding at year-end	8,325,780	$39.3329

Exercisable at year-end	2,824,744	$31.5127
Weighted-average fair value per share of options granted during the year		$16.1118

The following table summarizes information about the plan’s stock options at December 31, 2003:

Range of Average Exercise Price	Number Outstanding at 12/31/03	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Number Exercisable at 12/31/03	Weighted-Average Exercise Price
$16.71-29.71	236,284	2.02	$22.55	222,784	$22.29
$32.54-36.72	3,110,925	7.27	$34.94	990,785	$33.07
$37.42-46.89	4,355,437	5.33	$44.54	1,134,612	$42.99
$47.82-59.64	2,420,702	7.31	$51.53	628,445	$48.87

Total	10,123,348	6.32	$42.75	2,976,626	$39.38

NOTE 24: RELATED PARTY TRANSACTIONS

Related parties are defined as the following:

•	Affiliates of the Company: An affiliate is a party that directly or indirectly controls, is controlled by or is under common control with the Company. Control is defined as having, either directly or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

indirectly, the power to direct the management and policies of the Company through ownership, by contract or otherwise.

•	Entities for which investments are accounted for by the equity method by the Company.

•	Trusts for the benefit of employees, such as pension and profit-sharing trusts, that are managed by or under the trusteeship of management.

•	Principal owners of the Company defined as owners of record or known beneficial owners of more than 10 percent of the voting interests of the Company.

•	Management of the Company which includes persons who are responsible for achieving the objectives of the Company and who have the authority to establish policies and make decisions by which those objectives are to be pursued. Management normally includes members of the board of directors, the chief executive officer, chief operating officer, vice president in charge of principal business functions and other persons who perform similar policymaking functions.

•	Members of the immediate families of principal owners of the Company and its management. This includes family members whom a principal owner or a member of management might control or influence or by whom they may be controlled or influenced because of the family relationship.

•	Other parties with which the Company may deal if one party controls or can significantly influence the management or policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

•	Other parties that can significantly influence the management or policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to the extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

From time to time the Company may enter into transactions with related parties that the Company deems immaterial or which occur in the normal course of business and are transacted at “arms length.” Since 1989, MBIA Corp. has executed five surety bonds to guarantee the payment obligations of the members of the Association that had their S&P claims-paying rating downgraded from Triple-A on their previously issued Association policies. In the event

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

that they do not meet their Association policy payment obligations, MBIA Corp. will pay the required amounts directly to the paying agent. The aggregate outstanding exposure on these surety bonds as of December 31, 2003 is $340 million.

MBIA Inc., through its subsidiaries, is responsible for providing investment advisory and certain related administrative services to the MBIA Capital/Claymore Managed Duration Investment Grade Municipal Fund, the 1838 Bond-Debenture Trading Fund and the 1838 Investment Advisors Funds (collectively, the “Funds”). Additionally, MBIA, Inc., through its subsidiaries, earned investment management, accounting, administration and service fees related to the Funds, which aggregated $1.4 million and $1.7 million, for the years ended December 31, 2003 and 2002, respectively, and are included in revenues in the accompanying Consolidated Statements of Income.

The Company had no loans outstanding with any executive officers or directors during 2003, with the exception of split-dollar life insurance policies. As the Company believes such policies fall within the prohibitions on loans to executives imposed under the Sarbanes-Oxley Act, such policies were terminated in the fourth quarter of 2003.

NOTE 25: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value amounts of financial instruments shown in the following table have been determined by the Company using available market information and appropriate valuation methodologies. However, in certain cases considerable judgment was required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

FIXED-MATURITY SECURITIES—The fair value of fixed-maturity securities available-for-sale is based upon quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

CONDUIT INVESTMENTS—The Conduit investments are comprised of fixed and floating rate fixed maturity securities and short-term investments. The carrying values of the floating rate investments approximate their fair values. The fair value of the fixed rate investments is determined by calculating the net present value of estimated future cash flows assuming prepayments, defaults and discount rates that the Company believes market participants would use for similar assets. The short-term investments are carried at amortized cost, which approximates fair value.

SHORT-TERM INVESTMENTS—Short-term investments are carried at amortized cost, which approximates fair value.

OTHER INVESTMENTS—Other investments include the Company’s interest in equity-oriented and equity-method investments. The fair value of these investments is based on quoted market prices, investee financial statements or cash flow modeling.

CASH AND CASH EQUIVALENTS, RECEIVABLE FOR INVESTMENTS SOLD, SHORT-TERM DEBT, AND PAYABLE FOR INVESTMENTS PURCHASED—The carrying amounts of these items are a reasonable estimate of their fair value.

PREPAID REINSURANCE PREMIUMS—The fair value of the Company’s prepaid reinsurance premiums is based on the estimated cost of entering into an assumption of the entire portfolio with third-party reinsurers under current market conditions.

VARIABLE INTEREST ENTITY ASSETS—Variable interest entity assets consist of floating rate notes and related accrued interest. The carrying values of variable interest entity assets approximate their fair values due to the term of the applicable interest rates.

DEFERRED PREMIUM REVENUE—The fair value of the Company’s deferred premium revenue is based on the estimated cost of entering into a cession of the entire portfolio with third-party reinsurers under current market conditions.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES—The carrying amount is composed of the present value of the expected cash flows for specifically identified

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

claims combined with an estimate for unidentified claims. Therefore, the carrying amount is a reasonable estimate of the fair value of the reserve.

INVESTMENT AGREEMENTS AND MEDIUM-TERM NOTES—The fair values of investment agreements and medium-term notes are estimated using discounted cash flow calculations based upon interest rates currently being offered for similar agreements with maturities consistent with those remaining for the agreements being valued.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE—The fair value is estimated based upon the quoted market prices of the transactions’ underlying collateral.

CONDUIT DEBT OBLIGATIONS—The carrying values of Conduit debt obligations approximate their fair values primarily due to their liquidity or variability in interest rates.

LONG-TERM DEBT—The fair value is estimated based on the quoted market prices for the same or similar securities.

DERIVATIVES—The fair value derived from market information and appropriate valuation methodologies reflects the estimated amounts that the Company would receive or pay to terminate the transaction at the reporting date.

VARIABLE INTEREST ENTITY LIABILITIES—Variable interest entity liabilities consist of floating rate securities and related accrued interest. The carrying values of variable interest entity liabilities approximate their fair values due to the term of the applicable interest rates.

INSTALLMENT PREMIUMS—The fair value is derived by calculating the present value of the estimated future cash flow streams. The discount rate used is the actual yield of the Company’s insurance-related investment portfolio at the end of the preceding fiscal quarter. At March 31, June 30, September 30 and December 31, 2003 the discount rates were 5.6%, 5.3%, 5.1% and 4.7%, respectively, while 2002 was at 9.0%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	As of December 31, 2003		As of December 31, 2002
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS:
Fixed-maturity securities	$17,987,345	$17,987,345	$16,195,119	$16,195,119
Conduit investments	8,386,280	8,450,587	—	—
Short-term investments	975,836	975,836	687,238	687,238
Other investments	357,346	357,346	212,673	212,673
Cash and cash equivalents	182,417	182,417	83,218	83,218
Prepaid reinsurance premiums	535,728	504,375	521,641	435,818
Reinsurance recoverable on unpaid losses	61,085	61,085	43,828	43,828
Receivable for investments sold	20,376	20,376	91,767	91,767
Derivative assets	256,744	256,744	191,755	191,755
Variable interest entity assets	600,322	600,322	—	—
LIABILITIES:
Deferred premium revenue	3,079,851	2,863,174	2,755,046	2,339,661
Loss and loss adjustment expense reserves	559,510	559,510	573,275	573,275
Investment agreement and medium-term note obligations	8,840,125	8,985,037	7,230,562	7,484,602
Securities sold under agreements to repurchase	505,883	507,835	539,561	544,907
Conduit debt obligations	7,848,060	7,848,060	—	—
Short-term debt	57,337	57,337	—	—
Long-term debt	1,021,795	1,003,266	1,033,070	1,045,614
Payable for investments purchased	47,059	47,059	58,436	58,436
Derivative liabilities	437,683	437,683	309,749	309,749
Variable interest entity liabilities	600,322	600,322	—	—
OFF-BALANCE SHEET INSTRUMENTS:
Installment premiums	—	2,052,867	—	1,300,107

NOTE 26: SUBSEQUENT EVENT

On February 13, 2004, the Company announced that Channel Reinsurance Ltd. (Channel Re), a new financial guarantee reinsurer based in Bermuda, was formed and funded. Channel Re was capitalized with total equity capital of approximately $366 million from four investors. Channel Re has received financial strength ratings of Aaa from Moody’s and AAA from S&P. MBIA has a 17.4% ownership interest in Channel Re. Channel Re will assume a $27 billion portfolio of in-force business from MBIA, participate in the Company’s reinsurance treaty and provide facultative reinsurance support. Following the assumption of the in-force business, Channel Re will have total claims-paying resources of approximately $700 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 27: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly income statement information follows:

In thousands except per share amounts

2003	First	Second	Third	Fourth	Year
Gross premiums written	$288,147	$327,094	$346,052	$307,515	$1,268,808
Net premiums written	224,028	271,523	275,957	261,564	1,033,072
Premiums earned	161,180	185,671	194,358	191,788	732,997
Investment income and realized gains and losses	138,951	130,758	126,486	131,169	527,364
All other revenues	108,793	94,261	49,734	53,841	306,629
Income before income taxes	313,220	304,679	270,378	260,363	1,148,640
Income before cumulative effect of accounting change	223,326	217,854	190,385	182,020	813,585
Net income	$223,326	$217,854	$190,385	$182,020	$813,585
Income per common share before cumulative effect of accounting change: *
Basic EPS	$1.55	$1.52	$1.33	$1.27	$5.67
Diluted EPS	$1.54	$1.51	$1.31	$1.25	$5.61

2002	First	Second	Third	Fourth	Year
Gross premiums written	$186,772	$205,812	$237,753	$321,594	$951,931
Net premiums written	134,457	169,657	180,092	269,199	753,405
Premiums earned	139,038	137,769	154,600	157,102	588,509
Investment income and realized gains and losses	107,580	110,852	113,098	126,269	457,799
All other revenues	54,498	29,360	43,649	(22,910)	104,597
Income before income taxes	217,222	193,385	220,159	161,815	792,581
Income before cumulative effect of accounting change	160,112	142,587	162,735	121,384	586,818
Net income	$152,381	$142,587	$162,735	$121,384	$579,087
Income per common share before cumulative effect of accounting change: *
Basic EPS	$1.08	$0.97	$1.11	$0.84	$4.00
Diluted EPS	$1.07	$0.96	$1.10	$0.84	$3.98

*	Due to rounding, quarterly per share amounts may not add to the totals for the years.

Due to the adoption of SFAS 148’s modified prospective transition method, the first three quarters of 2002 have been restated. The following is a reconciliation of the previously reported amounts to the restated amounts on a diluted per share basis:

2002	First	Second	Third
Net income previously reported	$154,169	$143,981	$164,138
Stock option expense	(1,788)	(1,394)	(1,403)

Reported net income	$152,381	$142,587	$162,735

2002	First	Second	Third
Net income per share previously reported	$1.03	$0.97	$1.11
Per share effect of stock option expense	(0.01)	(0.01)	(0.01)

Reported net income per share	$1.02	$0.96	$1.10

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the CEO and the CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the fiscal quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors is set forth under “Election of Directors” in the Company’s Proxy Statement to be filed on or before April 30, 2004, which is incorporated by reference.

Information regarding executive officers is set forth under Item 1, “Business-Executive Officers,” included in this annual report.

Information concerning the Company’s Examining and Audit Committee will be set forth under “The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed on or before April 30, 2004, which is incorporated by reference.

The Company has adopted a code of ethics that applies to all employees of the Company including its Chief Executive Officer, Chief Financial Officer and its Chief Accounting Officer. A copy of such code of ethics can be found on the Company’s internet website at www.mbia.com. The Company would intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its code of ethics and that relates to a substantive amendment or material departure from a provision of the Code by posting such information on its internet website at www.mbia.com.

Item 11. Executive Compensation

Information regarding compensation of the Company’s executive officers is set forth in the “Report of the Compensation and Organization Committee on Executive Compensation” and in the five compensation tables in the Company’s Proxy Statement to be filed on or before April 30, 2004, which is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is set forth under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the Company’s Proxy Statement to be filed on or before April 30, 2004, which is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the Company’s Proxy Statement to be filed on or before April 30, 2004, which is incorporated by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services will be set forth under “Report of the Audit Committee—Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed on or before April 30, 2004, which is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedules and Exhibits.

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Item 8 hereof:

Report of independent auditors.
Consolidated balance sheets as of December 31, 2003 and 2002
Consolidated statements of income for the years ended December 31, 2003, 2002 and 2001.
Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2003, 2002 and 2001.
Consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001.
Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this report.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2003.
II.	Condensed financial information of Registrant for December 31, 2003, 2002 and 2001
IV.	Reinsurance for the years ended December 31, 2003, 2002 and 2001

The report of the Registrant’s independent auditors with respect to the above listed financial statement schedules is included with the schedules.

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

10. Material Contracts

10.01. Amended and Restated Tax Allocation Agreement, dated as of January 1, 1990, between the Company and MBIA Corp., incorporated by reference to Exhibit 10.66 to the 1989 10-K, as supplemented by the Amended and Restated Tax Allocation Agreement Supplement No. 1, dated as of August 31, 1999, incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,1999 (Comm. File No. 1-9583) (the “1999 10-K”), as restated on January 1, 2002, incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Comm. File No. 1-9583) (the “2002 10-K”).

10.02. Note Subscription Agreement and Preferred Shares Subscription Agreement, both dated as of December 27, 2001 between MBIA Inc. and certain reinsurers, incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Comm. File No. 1-9583) (the “2001 10-K”).

10.03 Trust Agreement, dated as of December 31, 1991, between MBIA Corp. and Fidelity Management Trust Company, incorporated by reference to Exhibit 10.64 to the 1992 10-K, as amended by the Amendment to Trust Agreement, dated as of April 1, 1993, incorporated by reference to Exhibit 10.64 to the 1993 10-K, as amended by First Amendment to Trust Agreement, dated as of January 21, 1992, as further amended by Second Amendment to Trust Agreement, dated as of March 5, 1992, as further amended by Third Amendment to Trust Agreement, dated as of April 1, 1993, as further amended by the Fourth Amendment to Trust Agreement, dated as of July 1, 1995, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Comm. File No. 1-9583) (the “1995 10-K”), as amended by Fifth Amendment to Trust Agreement, dated as of November 1, 1995, as further amended by Sixth Amendment to Trust Agreement, dated as of January 1, 1996, incorporated by reference to Exhibit 10.46 to the 1996 10-K, further amended by Seventh Amendment to Trust Agreement, dated as of October 15, 1997, incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Comm. File No. 1-9583) (the “1997 10-K”) as further amended by the Eighth Amendment to Trust Agreement, dated as of January 1, 1998 and by the Ninth Amendment to Trust Agreement, dated as of March 1, 1999, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Comm. File No. 1-9583) (the “1998 10-K”).

10.04. First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994, incorporated by reference to Exhibit 10.63 to the 1994 10-K, as further amended by the Second Amendment to the First Restated Credit Agreement, dated as of January 1, 1996, and as further amended by the Third Amendment to the First Restated Credit Agreement, dated as of October 1, 1996, incorporated by reference to Exhibit 10.57 to the 1996 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of October 1, 1997, incorporated by reference to Exhibit 10.46 to the 1997 10-K, as further amended by the First Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 1998, incorporated by reference to Exhibit 10.13 to the 1998 10-K, as further amended and restated by the Second Amendment to the Second Amended and Restated Credit Agreement, ended December 31, 2001, 2000 and 1999, dated as of October 29, 1999, incorporated by reference to Exhibit 10.13 to the 1999 10-K, as further amended and restated by the Third Amendment to the Second Amendment and Restated Credit Agreement, dated as of October 27, 2000, incorporated by reference to Exhibit 10.04 to the 2000 10-K, as further amended by the Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of October 31, 2001, incorporated by reference to Exhibit 10.04 to the 2001 10-K, as further amended and restated by the Third Amended and Restated Credit Agreement, dated as of October 31, 2002, incorporated by reference to Exhibit 10.04 to the 2002 10-K, as further amended by the First Amendment to the Third Amended and Restated Credit Agreement dated as of October 31, 2003.

10.05. Net Worth Maintenance Agreement, dated as of November 1, 1991, between MBIA Corp. and MBIA Assurance S.A., as amended by Amendment to Net Worth Agreement, dated as of November 1, 1991, incorporated by reference to Exhibit 10.79 to 1993 10-K, as further amended and restated by the Amended and Restated Net Worth Maintenance Agreement, dated as of April 1, 2002, incorporated by reference to Exhibit 10.05 to the 2002 10-K.

10.06. Reinsurance Agreement, dated as of January 1, 1993, between MBIA Assurance S.A. and MBIA Corp., incorporated by reference to Exhibit 10.80 to the 1993 10-K, as amended and restated by the Amended and Restated Reinsurance Agreement, dated as of January 1, 2002, incorporated by reference to Exhibit 10.06 to the 2002 10-K.

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

10.14. Credit Agreement (364 day agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.33 to the 1998 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August 2000, incorporated by reference to Exhibit 10.14 to the 2000 10-K, as further amended by the First Amendment, dated as of February 9, 2001, the Second Amendment to the Credit Agreement, dated as of July 31, 2001, and the Third Amendment, dated as of December 7, 2001, incorporated by reference to Exhibit 10.14 to the 2001 10-K, as amended and restated by the Amended and Restated Credit Agreement, dated as of April 19, 2002, incorporated by reference to Exhibit 10.14 to the 2002 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of April 16, 2003.

10.15. Credit Agreement (5 year agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.34 to the 1998 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August 2000, incorporated by reference to Exhibit 10.15 to the 2000 10-K as further amended by the First Amendment, dated as of February 9, 2001, the Second Amendment to the Credit Agreement, dated as of July 31, 2001, and the Third Amendment, dated as of December 7, 2001, incorporated by reference to Exhibit 10.15 to the 2001 10-K, as amended and restated by the Amended and Restated Credit Agreement, dated as of April 19, 2002, incorporated by reference to Exhibit 10.15 to the 2002 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of April 16, 2003.

10.16. Advances Agreement between MBIA Corp., its affiliates and MBIA Inc., dated as of January 1, 2001, incorporated by reference to Exhibit 10.16 to the 2002 10-K.

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

10.53. Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust I, dated as of December 23, 2002, incorporated by reference to Exhibit 10.53 to the 2002 10-K.

10.54. Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust II, dated as of December 23, 2002, incorporated by reference to Exhibit 10.54 to the 2002 10-K.

10.55. Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust III, dated as of December 23, 2002, incorporated by reference to Exhibit 10.55 to the 2002 10-K.

10.56. Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust IV, dated as of December 23, 2002, incorporated by reference to Exhibit 10.56 to the 2002 10-K.

10.57. Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust V, dated as of May 14, 2003.

10.58. Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust VI, dated as of May 14, 2003.

10.59. Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust VII, dated as of May 14, 2003.

10.60. Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust VIII, dated as of May 14, 2003.

Executive Compensation Plans and Arrangements

The following Exhibits identify all existing executive compensation plans and arrangements:

10.20 MBIA Inc. 2000 Stock Option Plan, effective May 11, 2000, incorporated by reference to Exhibit 10.20 to the 2000 10-K.

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

10.22. MBIA Inc. Employees Pension Plan, amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 1 to the 1987 S-1, as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Comm. File No. 1-9583) (the “1991 10-K”), as further amended and restated effective January 1, 1994, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1994 (Comm. File No. 1-9583) (the “1994 10-K”)), as further amended by Amendment as of January 1, 2002, incorporated by reference to Exhibit 10.22 to the 2002 10-K.

10.23. MBIA Inc. Employees Profit Sharing Plan, as amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the 1987 S-1, as further amended by Amendment dated December 8, 1988, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Comm. File No. 1-9583) (the “1989 10-K”), as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.19 to the 1991 10-K, as further amended and restated as of May 7, 1992, incorporated by reference to Exhibit 10.17 to the 1992 10K, as further amended and restated effective January 1, 1994, incorporated by reference to Exhibit 10.17 to the 1994 10-K, as further amended by Amendment as of January 1, 2002, incorporated by reference to Exhibit 10.23 to the 2002 10-K.

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

10.42. Key Employee Employment Protection Agreement between MBIA Inc. and Kevin D. Silva, dated January 25, 1999, incorporated by reference to Exhibit 10.44 to the 1998 10-K.

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

10.52. MBIA Inc. Annual and Long-Term Incentive Plan, effective as of January 1, 2002, incorporated by reference to Exhibit 10.52 of the 2002 10-K, as amended by Amendment No. 1 dated as of February 10, 2004.

10.61. Form of Restricted Stock Agreement for Chief Executive Officer.

10.62. Form of Restricted Stock Agreement for Directors.

10.63. Form of Restricted Stock Agreement for Executive Officers.

10.64. Form of Stock Option Agreement for Chief Executive Officer and President.

10.65. Form of Stock Option Agreement for Executive Officers.

21. List of Subsidiaries

23. Consent of PricewaterhouseCoopers LLP

31.1 Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 302

31.2 Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 302

32.1 Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 906

32.2 Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 906

99. Additional Exhibits—MBIA Corp. GAAP Financial Statements

(b) Reports on Form 8-K: The Company filed five reports on Form 8-K in the fourth quarter of 2003 which referenced an update on the Royal litigation, the Company’s proposed investment in Channel Re, the retirement of former Chief Technology Officer Robert Wheeler, the release of earnings as of the quarter ended September 30, 2003 and a clarification of a statement in the third quarter earnings release relating to one of MBIA Corp.’s insured issues.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBIA Inc.

(Registrant)

Dated: March 11, 2004	By	/s/ Joseph W. Brown

Name: Joseph W. Brown
Title: Chairman

Pursuant to the requirements of Instruction D to Form 10-K under the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph W. Brown	Chairman and Director	March 11, 2004

Joseph W. Brown

/s/ Douglas C. Hamilton	Assistant Vice President and Controller	March 11, 2004

Douglas C. Hamilton

/s/ C. Edward Chaplin	Director	March 11, 2004

C. Edward Chaplin

/s/ David C. Clapp	Director	March 11, 2004

David C. Clapp

/s/ Gary C. Dunton	Director	March 11, 2004

Gary C. Dunton

/s/ Claire L. Gaudiani	Director	March 11, 2004

Claire L. Gaudiani

/s/ Freda S. Johnson	Director	March 11, 2004

Freda S. Johnson

/s/ Daniel P. Kearney	Director	March 11, 2004

Daniel P. Kearney

/s/ James A. Lebenthal	Director	March 11, 2004

James A. Lebenthal

/s/ John A. Rolls	Director	March 11, 2004

John A. Rolls

Report of Independent Auditors on

Financial Statement Schedules

To the Board of Directors of MBIA Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 13, 2004 appearing in Item 8 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PricewaterhouseCoopers LLP

New York, NY

February 13, 2004

SCHEDULE I

MBIA INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2003

(In thousands)

Column A	Column B	Column C	Column D
			Amount at which
		Fair	shown in the
Type of investment	Cost	Value	balance sheet

Fixed-maturities

Bonds:
United States Treasury and Government agency obligations	$899,910	$973,321	$973,321
State and municipal obligations	4,429,075	4,771,740	4,771,740
Corporate and other obligations	9,351,030	9,777,074	9,777,074
Mortgage-backed	1,530,555	1,567,568	1,567,568

Total fixed-maturities	16,210,570	17,089,703	17,089,703

Held-to-maturity	8,386,280	XXXXXXX	8,386,280

Short-term investments	1,873,478	XXXXXXX	1,873,478

Other investments	357,346	XXXXXXX	357,346

Total investments	$26,827,674	XXXXXXX	$27,706,807

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31, 2003	December 31, 2002
ASSETS
Investments:
Investment agreement and medium-term note portfolios held as available-for-sale at fair value (amortized cost $6,856,824 and $5,606,727)	$8,004,970	$6,898,628
Investment agreement portfolio pledged as collateral at fair value (amortized cost $576,747 and $646,287)	590,824	667,854
Fixed-maturity securities held as available-for-sale at fair value (amortized cost $111,562 and $129,979)	115,858	137,853
Short-term investments, at amortized cost (which approximates fair value)	60,770	53,006
Other investments	13,492	—

Total investments	8,785,914	7,757,341
Cash and cash equivalents	47,122	12,457
Investment in wholly owned subsidiaries	6,689,750	5,978,715
Intercompany loan receivable	652,926	—
Accrued investment income	102,946	80,876
Receivable for investments sold	17,932	51,292
Derivative assets	160,264	74,898
Other assets	94,733	25,160

Total assets	$16,551,587	$13,980,739

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Investment agreement obligations	$6,515,878	$5,835,786
Securities sold under agreements to repurchase	501,397	541,240
Long-term debt	1,016,245	1,025,520
Intercompany loan payable	1,883,456	872,875
Intercompany payables	—	2,583
Deferred income taxes, net	80,317	76,888
Payable for investments purchased	45,952	414
Dividends payable	28,824	24,612
Derivative liabilities	105,841	75,881
Other liabilities	114,662	31,589

Total liabilities	10,292,572	8,487,388

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares–10,000,000; issued and outstanding shares–none	—	—
Common stock, par value $1 per share; authorized shares–400,000,000; issued shares–153,551,061 and 152,555,034	153,551	152,555
Additional paid-in capital	1,295,638	1,239,313
Retained earnings	4,593,486	3,895,112
Accumulated other comprehensive income, net of deferred income tax of $337,175 and $294,160	632,623	541,250
Unallocated ESOP shares	—	(653)
Unearned compensation–restricted stock	(12,299)	(12,646)
Treasury stock at cost–9,675,887 in 2003 and 7,781,213 shares in 2002	(403,984)	(321,580)

Total shareholders’ equity	6,259,015	5,493,351

Total liabilities and shareholders’ equity	$16,551,587	$13,980,739

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME

(In thousands)

	Years Ended December 31
	2003	2002	2001
Revenues:
Operating income	$56,747	$36,370	$31,360
Net investment income	18,696	8,048	4,437
Net realized gains	26,905	6,607	11,593
Net (loss) gain on derivative instruments	(3,488)	436	476

Total revenues	98,860	51,461	47,866

Expenses:
Interest expense	68,691	58,719	68,021
Operating expenses	22,711	17,685	15,293

Total expenses	91,402	76,404	83,314

Gain (loss) before income taxes and equity in earnings of subsidiaries	7,458	(24,943)	(35,448)

Income tax provision (benefit)	1,896	(22,052)	(26,620)

Gain (loss) before equity in earnings of subsidiaries	5,562	(2,891)	(8,828)

Equity in earnings of subsidiaries	808,023	581,978	581,462

Income before cumulative effect of accounting change	813,585	579,087	572,634

Cumulative effect of accounting change	—	—	(2,543)

Net income	$813,585	$579,087	$570,091

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2003	2002	2001
Cash flows from operating activities:
Net income	$813,585	$579,087	$570,091
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(568,023)	(342,228)	(349,062)
Increase in accrued investment income	(22,070)	(16,611)	(20,966)
Net realized gains on sale of investments	(26,905)	(6,607)	(11,593)
Deferred income tax provision (benefit)	659	(1,132)	(8,625)
Net losses (gains) on derivative instruments	3,488	(436)	(476)
Cumulative effect of accounting change	—	—	2,543
Other, net	(19,791)	55,728	(24,862)

Total adjustments to net income	(632,642)	(311,286)	(413,041)

Net cash provided by operating activities	180,943	267,801	157,050

Cash flows from investing activities:
Purchase of fixed-maturity securities	(8,488,551)	(9,553,366)	(13,555,970)
Sale of fixed-maturity securities	8,521,606	9,534,367	13,534,744
(Purchase) sale of short-term investments	(6,470)	(48,553)	102,388
Purchases for investment agreement portfolio and affiliate loan proceeds, net of payable for investments purchased	(11,920,160)	(7,091,531)	(9,374,432)
Sales from investment agreement portfolio and affiliate loan proceeds, net of receivable for investments sold	10,951,344	5,901,762	7,684,881
Contributions to subsidiaries	(27,356)	(33,294)	(3,003)
Advances to subsidiaries, net	(31,729)	(100,667)	(29,271)

Net cash used by investing activities	(1,001,316)	(1,391,282)	(1,640,663)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	—	291,300	—
Net repayment from retirement of long-term debt	—	(100,000)	—
Net repayment from retirement of short-term debt	—	—	(99,992)
Dividends paid	(110,999)	(97,154)	(87,112)
Purchase of treasury stock	(82,404)	(208,945)	(8,982)
Other borrowings	30,000	—	—
Proceeds from affiliate loan	350,661	872,875	—
Proceeds from issuance of investment agreement and medium-term note obligations	4,125,755	3,437,435	3,857,293
Payments for drawdowns of investment agreement and medium-term note obligations	(3,443,938)	(3,090,285)	(2,584,400)
Securities sold under agreements to repurchase, net	(39,843)	(16,578)	382,817
Exercise of stock options	25,806	16,322	24,273

Net cash provided by financing activities	855,038	1,104,970	1,483,897

Net increase (decrease) in cash and cash equivalents	34,665	(18,511)	284
Cash and cash equivalents–beginning of year	12,457	30,968	30,684

Cash and cash equivalents–end of year	$47,122	$12,457	$30,968

Supplemental cash flow disclosures:
Income taxes paid (refunded)	$(1,110)	$157	$2,151
Interest paid on long-term debt	$69,876	$63,318	$60,527

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

During 2003 and 2002, MBIA Corp. declared and paid dividends of $240.0 million and $236.1 million to MBIA Inc. In addition, MBIA Asset Management LLC. distributed $9.2 million to MBIA Inc. in 2002.

4.	Obligations under Investment Agreement and Medium-Term Notes

The investment agreement business, as described in footnotes 2 and 19 to the consolidated financial statements of MBIA Inc. and subsidiaries is conducted by both the Registrant and its wholly owned subsidiary, MBIA Investment Management Corp.

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

for the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
					Percentage
Insurance	Gross	Ceded to Other	Assumed from		of Amount
Premiums Written	Amount	Value	Other Companies	Net Amount	Assumed to Net

2003	$1,249,832	$235,736	$18,976	$1,033,072	1.8%

2002	$932,204	$198,526	$19,727	$753,405	2.6%

2001	$839,386	$235,362	$25,840	$629,864	4.1%

Securities and Exchange Commission

Washington, D.C. 20549

Exhibits

to

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission File No. 1-9583

MBIA Inc.

Exhibit Index

10.04. First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994, incorporated by reference to Exhibit 10.63 to the 1994 10-K, as further amended by the Second Amendment to the First Restated Credit Agreement, dated as of January 1, 1996, and as further amended by the Third Amendment to the First Restated Credit Agreement, dated as of October 1, 1996, incorporated by reference to Exhibit 10.57 to the 1996 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of October 1, 1997, incorporated by reference to Exhibit 10.46 to the 1997 10-K, as further amended by the First Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 1998, incorporated by reference to Exhibit 10.13 to the 1998 10-K, as further amended and restated by the Second Amendment to the Second Amended and Restated Credit Agreement, dated as of October 29, 1999, incorporated by reference to Exhibit 10.13 to the 1999 10-K, as further amended and restated by the Third Amendment to the Second Amendment and Restated Credit Agreement, dated as of October 27, 2000, incorporated by reference to Exhibit 10.04 to the 2000 10-K, as further amended by the Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of October 31, 2001, incorporated by reference to Exhibit 10.04 to the 2001 10-K, as further amended and restated by the Third Amended and Restated Credit Agreement, dated as of October 31, 2002, as further amended by the First Amendment to the Third Amended and Restated Credit Agreement dated as of October 31, 2003.

10.14. Credit Agreement (364 day agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.33 to the 1998 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August 2000, incorporated by reference to Exhibit 10.14 to the 2000 10-K, as further amended by the First Amendment, dated as of February 9, 2001, the Second Amendment to the Credit Agreement, dated as of July 31, 2001, and the Third Amendment, dated as of December 7, 2001, incorporated by reference to Exhibit 10.14 to the 2001 10-K, as amended and restated by the Amended and Restated Credit Agreement, dated as of April 19, 2002, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of April 16, 2003.

10.15. Credit Agreement (5 year agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.34 to the 1998 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August 2000, incorporated by reference to Exhibit 10.15 to the 2000 10-K as further amended by the First Amendment, dated as of February 9, 2001, the Second Amendment to the Credit Agreement, dated as of July 31, 2001, and the Third Amendment, dated as of December 7, 2001, incorporated by reference to Exhibit 10.15 to the 2001 10-K, as amended and restated by the Amended and Restated Credit Agreement, dated as of April 19, 2002, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of April 16, 2003.

10.52. MBIA Inc. Annual and Long-Term Incentive Plan, effective as of January 1, 2002, incorporated by reference to Exhibit 10.52 of the 2002 10-K, as amended by Amendment No. 1 dated as of February 10, 2004.

10.57. Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust V, dated as of May 14, 2003.

10.58. Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust VI, dated as of May 14, 2003.

10.59. Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust VII, dated as of May 14, 2003.

10.60. Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust VIII, dated as of May 14, 2003.

10.61. Form of Restricted Stock Agreement for Chief Executive Officer.

10.62. Form of Restricted Stock Agreement for Directors.

10.63. Form of Restricted Stock Agreement for Executive Officers.

10.64. Form of Stock Option Agreement for Chief Executive Officer and President.

10.65. Form of Stock Option Agreement for Executive Officers.

21.	List of Subsidiaries

23.	Consent of PricewaterhouseCoopers LLP

31.1	Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 302

32.1	Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 906

32.2	Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 906

99.	Additional Exhibits—MBIA Corp. GAAP Financial Statements