Form 10-Q
period 2004-03-31
MBIA INC
filed 2004-05-07
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

Yes ☒ No ☐

As of April 30, 2004 there were outstanding 144,388,020 shares of Common Stock, par value $1 per share, of the registrant.

(2)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except per share amounts)

	March 31, 2004	December 31, 2003
Assets
Investments:
Fixed-maturity securities held as available-for-sale at fair value (amortized cost $17,140,295 and $16,526,579)	$18,182,082	$17,390,979
Conduit investments held-to-maturity at amortized cost	7,726,328	8,386,280
Investment agreement portfolio pledged as collateral at fair value (amortized cost $818,939 and $581,633)	856,368	596,366
Short-term investments at amortized cost (which approximates fair value)	788,823	975,836
Other investments	343,881	357,346

Total investments	27,897,482	27,706,807
Cash and cash equivalents	265,614	172,129
Accrued investment income	262,915	269,610
Deferred acquisition costs	339,931	319,728
Prepaid reinsurance premiums	523,726	535,728
Reinsurance recoverable on unpaid losses	42,454	61,085
Goodwill	79,406	79,406
Property and equipment, at cost (less accumulated depreciation of $98,162 and $94,944)	119,407	120,691
Receivable for investments sold	274,447	20,376
Derivative assets	245,860	256,744
Variable interest entity assets	600,272	600,322
Other assets	150,491	125,108

Total assets	$30,802,005	$30,267,734

Liabilities and Shareholders’ Equity
Liabilities:
Deferred premium revenue	$3,037,756	$3,079,851
Loss and loss adjustment expense reserves	616,182	559,510
Investment agreement and medium-term note obligations	9,081,092	8,840,125
Securities sold under agreements to repurchase	747,730	505,883
Conduit debt obligations	7,215,740	7,848,060
Short-term debt	58,745	57,337
Long-term debt	1,018,391	1,021,795
Current income taxes	71,046	14,554
Deferred income taxes, net	605,367	552,740
Deferred fee revenue	23,717	21,543
Payable for investments purchased	284,763	47,059
Derivative liabilities	523,744	437,683
Variable interest entity liabilities	600,272	600,322
Other liabilities	364,026	422,257

Total liabilities	24,248,571	24,008,719
Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding — none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares — 154,630,733 and 153,551,061	154,631	153,551
Additional paid-in capital	1,350,557	1,295,638
Retained earnings	4,766,412	4,593,486
Accumulated other comprehensive income, net of deferred income tax of $381,305 and $337,175	732,070	632,623
Unearned compensation—restricted stock	(25,875)	(12,299)
Treasury stock, at cost — 9,990,003 and 9,675,887 shares	(424,361)	(403,984)

Total shareholders’ equity	6,553,434	6,259,015
Total liabilities and shareholders’ equity	$30,802,005	$30,267,734

The accompanying notes are an integral part of the consolidated financial statements.

(3)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands except per share amounts)

	Three months ended March 31
	2004	2003
Insurance
Revenues:
Gross premiums written	$204,693	$288,147
Ceded premiums	(34,964)	(64,119)

Net premiums written	169,729	224,028
Scheduled premiums earned	160,280	140,653
Refunding premiums earned	39,542	20,527

Premiums earned (net of ceded premiums of $46,966 and $56,306)	199,822	161,180
Net investment income	121,841	106,421
Advisory fees	5,865	13,302

Total insurance revenues	327,528	280,903
Expenses:
Losses and LAE incurred	19,234	16,878
Amortization of deferred acquisition costs	15,586	12,782
Operating	27,172	23,643

Total insurance expenses	61,992	53,303
Insurance income	265,536	227,600

Investment management services
Revenues	121,460	93,750
Interest expense	91,035	70,025

Net revenues	30,425	23,725
Expenses	18,587	11,186

Investment management services income	11,838	12,539

Municipal services
Revenues	5,959	6,042
Expenses	5,854	5,990

Municipal services income	105	52

Corporate
Net investment income	2,120	2,373
Interest expense	17,774	16,949
Corporate expenses	5,890	3,663

Corporate loss	(21,544)	(18,239)

Gains and losses
Net realized gains	44,251	30,157
Net gains (losses) on derivative instruments and foreign exchange	(10,663)	60,209

Net gains and losses	33,588	90,366

Income from continuing operations before income taxes	289,523	312,318
Provision for income taxes	81,903	89,106

Income from continuing operations	207,620	223,212
Income from discontinued operations, net of tax	29	114

Net income	$207,649	$223,326

Net income per common share:
Basic	$1.45	$1.55
Diluted	$1.42	$1.54
Weighted-average common shares outstanding:
Basic	143,608,056	144,042,116
Diluted	146,647,142	145,357,445

Gross revenues from continuing operations	490,655	473,434
Gross expenses from continuing operations	201,132	161,116

The accompanying notes are an integral part of the consolidated financial statements.

(4)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended March 31, 2004

(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation- Restricted Stock	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Amount
Balance, January 1, 2004	153,551	$153,551	$1,295,638	$4,593,486	$632,623	$(12,299)	(9,676)	$(403,984)	$6,259,015
Comprehensive income:
Net income	—	—	—	207,649	—	—	—	—	207,649
Other comprehensive income:
Change in unrealized appreciation of investments net of change in deferred income taxes of $54,267	—	—	—	—	102,822	—	—	—	102,822
Change in fair value of derivative instruments net of change in deferred income taxes of $(11,935)	—	—	—	—	(21,163)	—	—	—	(21,163)
Change in foreign currency translation net of change in deferred income taxes of $1,798	—	—	—	—	17,788	—	—	—	17,788

Other comprehensive income									99,447

Comprehensive income									307,096

Treasury shares acquired	—	—	—	—	—	—	(314)	(20,377)	(20,377)
Stock-based compensation	1,080	1,080	55,450	—	—	(13,576)	—	—	42,954
Capital issuance costs	—	—	(531)	—	—	—	—	—	(531)
Dividends (declared per common share
$0.240, paid per common share $0.200)	—	—	—	(34,723)	—	—	—	—	(34,723)

Balance, March 31, 2004	154,631	$154,631	$1,350,557	$4,766,412	$732,070	$(25,875)	(9,990)	$(424,361)	$6,553,434

The accompanying notes are an integral part of the consolidated financial statements.

2004
Disclosure of reclassification amount:
Unrealized appreciation of investments arising during the period, net of taxes	$103,403
Reclassification adjustment, net of taxes	(581)

Net unrealized appreciation, net of taxes	$102,822

(5)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended March 31
	2004	2003
Cash flows from operating activities of continuing operations:
Net income	$207,649	$223,326
Income from discontinued operations, net of tax	29	114

Net income from continuing operations	207,620	223,212
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Decrease (increase) in accrued investment income	6,695	(1,780)
Increase in deferred acquisition costs	(20,203)	(1,579)
Decrease (increase) in prepaid reinsurance premiums	12,002	(8,847)
(Decrease) increase in deferred premium revenue	(42,095)	71,695
Increase in loss and loss adjustment expense reserves	56,672	4,019
Decrease (increase) in reinsurance recoverable on unpaid losses	18,631	(394)
Depreciation	3,218	3,592
Amortization of bond discount, net	9,157	8,094
Net realized gains on sale of investments	(44,251)	(30,157)
Current income tax provision	56,492	66,555
Deferred income tax provision	8,349	11,244
Net (gains) losses on derivative instruments and foreign exchange	10,663	(60,209)
Stock option compensation	5,007	6,710
Other, net	(38,303)	(9,645)

Total adjustments to net income	42,034	59,298

Net cash provided by operating activities of continuing operations	249,654	282,510

Cash flows from investing activities of continuing operations:
Purchase of fixed-maturity securities, net of payable for investments purchased	(2,374,625)	(4,542,494)
Sale of fixed-maturity securities, net of receivable for investments sold	1,863,574	3,611,042
Redemption of fixed-maturity securities, net of receivable for investments redeemed	202,993	816,966
Sale of short-term investments	53,219	45,316
Sale of other investments	14,968	5,970
Purchases for investment agreement and medium-term note portfolios, net of payable for investments purchased	(3,587,884)	(2,428,266)
Sales for investment agreement and medium-term note portfolios, net of receivable for investments sold	3,242,438	2,333,258
Purchases of conduit investments	(33,989)	—
Sales of conduit investments	703,123	—
Capital expenditures	(2,480)	(1,473)
Disposal of capital assets	38	—

Net cash provided (used) by investing activities of continuing operations	81,375	(159,681)

Cash flows from financing activities of continuing operations:
Net proceeds from issuance of short-term debt	1,408	—
Net repayment for retirement of conduit debt obligations	(672,282)	—
Dividends paid	(28,814)	(24,587)
Purchase of treasury stock	(20,377)	(46,302)
Proceeds from issuance of investment agreement and medium-term note obligations	1,222,349	822,493
Payments for drawdowns of investment agreement and medium-term note obligations	(1,011,392)	(846,654)
Securities sold under agreements to repurchase, net	241,847	179,606
Capital issuance costs	(531)	(445)
Exercise of stock options	30,760	2,114

Net cash provided (used) by financing activities of continuing operations	(237,032)	86,225

Discontinued operations:

Net cash used in discontinued operations	(512)	(4,095)

Net increase in cash and cash equivalents	93,485	204,959
Cash and cash equivalents - beginning of period	172,129	83,218

Cash and cash equivalents - end of period	$265,614	$288,177

Supplemental cash flow disclosures:
Income taxes paid	$13,527	$11,993
Interest paid:
Investment agreements and medium-term notes	$69,625	$60,533
Long-term debt	16,033	15,931

The accompanying notes are an integral part of the consolidated financial statements.

(6)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2003 for MBIA Inc. and Subsidiaries (the Company). The accompanying consolidated financial statements have not been audited by independent auditors in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Business segment results are presented net of all material intersegment transactions.

2.	Dividends Declared

Dividends declared by the Company during the three months ended March 31, 2004 were $34.7 million.

3.	Recent Accounting Pronouncements

In December 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 requires the Company to disclose certain information about unrealized holding losses on its investment portfolio that have not been recognized as other-than-temporary impairments. The requirements are effective for fiscal years ending after December 15, 2003, and require the Company to make disclosures in its annual financial statements about investments in debt or marketable equity securities with market values below carrying values.

(7)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s financial position and results of operations did not change as a result of the adoption of SFAS 149.

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” as revised December 2003, as an interpretation of Accounting Research Bulletin No. (ARB) 51, “Consolidated Financial Statements.” FIN 46 addresses consolidation of variable interest entities (VIEs) by business enterprises. An entity is considered a VIE subject to consolidation if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or if the equity investors lack one of three characteristics of a controlling financial interest. First, the equity investors lack the ability to make decisions about the entity’s activities through voting rights or similar rights. Second, they do not bear the obligation to absorb the expected losses of the entity if they occur. Lastly, they do not claim the right to receive expected returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. The Company determined that FIN 46 applies to entities which it sponsors and, in certain cases, unaffiliated entities that it guarantees. As such, MBIA has consolidated certain VIEs within its financial statements.

4.	Goodwill

As of January 1, 2003 and 2004, MBIA’s goodwill totaled $79.4 million, excluding goodwill related to 1838 Investment Advisors, LLC (1838) which has been accounted for as a discontinued operation (See Note 7). SFAS 142, “Goodwill and Other Intangible Assets” requires that

(8)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually. The impairment testing is aimed at determining the amount, if any, by which the carrying value of a reporting unit exceeds its fair value. Other intangible assets are amortized over their useful lives.

As of January 1, 2003 and 2004, goodwill in the insurance segment totaled $76.9 million. SFAS 142 requires a two-step approach in determining any impairment in goodwill. Step one entails evaluating whether the fair value of a reporting segment exceeds its carrying value. In performing this evaluation, the Company determined that the best measure of the fair value of the insurance reporting segment is its book value adjusted for the after-tax effects of deferred premium revenue, prepaid reinsurance premiums, deferred acquisition costs and the present value of installment premiums to arrive at adjusted book value. Adjusted book value is a common measure used by analysts to determine the value of financial guarantee companies. As of January 1, 2003 and 2004, the insurance reporting segment’s adjusted book value significantly exceeded its carry value, indicating there was no impairment of its existing goodwill.

Total goodwill for the segments within the investment management services operations was $2.5 million as of January 1, 2003 and 2004. In performing step one of the impairment testing, the fair value of the reporting segments was determined using a multiple of earnings before income tax, depreciation and amortization (EBITDA) as this is a common measure of fair value in the investment management industry. The multiple was determined based on a review of current industry valuation practices. As of January 1, 2003 and 2004, the fair value of the investment management services’ reporting segments significantly exceeded its carrying value indicating that goodwill was not impaired.

(9)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5.	Net Income per Common Share

The following is a reconciliation of the denominators of the basic and diluted earnings per share for the first three months of 2004 and 2003:

	1st Quarter
	2004	2003
(In thousands except per share amounts)
Income from continuing operations	$207,620	$223,212
Income from discontinued operations, net of tax	29	114

Net income	$207,649	$223,326

Diluted weighted-average shares:
Basic weighted-average shares outstanding	143,608	144,042
Effect of stock options	3,039	1,307
Unallocated ESOP shares	—	8

Diluted weighted-average shares	146,647	145,357

Basic EPS:
Income from continuing operations	$1.45	$1.55
Income from discontinued operations	—	—

Net income	$1.45	$1.55

Diluted EPS:
Income from continuing operations	$1.42	$1.54
Income from discontinued operations	—	—

Net income	$1.42	$1.54

As of March 31, 2004 and March 31, 2003, there were 1,797,496 and 8,155,460 stock options outstanding, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

6.	Business Segments

MBIA Inc., through its subsidiaries, is a leading provider of financial guarantee products and specialized financial services. MBIA provides innovative and cost-effective products and services that meet the credit enhancement, financial and investment needs of its public- and private-sector clients worldwide. MBIA manages its activities primarily through three principal business operations: insurance, investment management services and municipal services. The Company has defined reportable segments within its business operations based on the way management assesses the performance and resource requirements of such operations.

The insurance operations provide an unconditional and irrevocable guarantee of the payment of principal and interest on insured obligations when due. The Company views its insurance operations as a reportable segment. This segment includes all activities related to

(10)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

global credit enhancement services provided principally by MBIA Insurance Corporation and its subsidiaries (MBIA Corp.) .

The Company’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management, LLC (MBIA-AMC) and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to the origination of assets for investment management purposes. The investment management services operations’ reportable segments are comprised of investment agreements and medium-term notes (MTNs), fixed-income advisory services and conduits. The Company announced in March 2004 the sale of the assets of 1838 which comprised the Company’s equity advisory services segment. This segment is reported as a discontinued operation as of March 31, 2004 (See Note 7).

The Company’s municipal services operations provide revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, collections/recovery, enforcement and information services through MBIA MuniServices and its wholly owned subsidiaries. The Company views its municipal services operations as a reportable segment.

The Company’s corporate operations include investment income, interest expense and general expenses that relate to general corporate activities and not to one of the Company’s three principal business operations. The Company views its corporate operations as a reportable segment.

Reportable segment results are presented net of material intersegment transactions. The following tables summarize the Company’s operations for the three months ended March 31, 2004 and 2003:

	Three months ended March 31, 2004
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues (a)	$327,528	$121,460	$5,959	$2,120	$457,067
Interest expense	—	(91,035)	—	(17,774)	(108,809)

Net revenues	327,528	30,425	5,959	(15,654)	348,258
Expenses	(61,992)	(18,587)	(5,854)	(5,890)	(92,323)

Income (loss)	265,536	11,838	105	(21,544)	255,935
Gains and losses (b)	47,363	(13,550)	(5)	(220)	33,588

Income (loss) from continuing operations	312,899	(1,712)	100	(21,764)	289,523

Identifiable assets	$13,396,098	$16,798,965	$24,264	$558,124	$30,777,451

(11)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Three months ended March 31, 2003
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues (a)	$280,903	$93,750	$6,042	$2,373	$383,068
Interest expense	—	(70,025)	—	(16,949)	(86,974)

Net revenues	280,903	23,725	6,042	(14,576)	296,094
Expenses	(53,303)	(11,186)	(5,990)	(3,663)	(74,142)

Income (loss)	227,600	12,539	52	(18,239)	221,952
Gains and losses (b)	80,139	3,592	178	6,457	90,366

Income (loss) from continuing operations	307,739	16,131	230	(11,782)	312,318

Identifiable assets	$10,315,046	$8,606,809	$36,406	$315,563	$19,273,824

(a)	Represents the sum of net premiums earned, net investment income, advisory fees, investment management fees and other fees.

(b)	Represents gains and losses from investment securities, derivative instruments and foreign exchange.

The following tables summarize the segments within the investment management services operations for the three months ended March 31, 2004 and 2003:

	Three months ended March 31, 2004
In thousands	Investment Agreements and MTNs	Fixed- Income Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues	$89,474	$12,847	$23,069	$(3,930)	$121,460
Interest expense	(73,688)	—	(18,411)	(1,064)	(91,035)

Net revenues	15,786	12,847	4,658	(2,866)	30,425
Expenses	(7,857)	(8,529)	(4,678)	2,477	(18,587)

Income (loss)	7,929	4,318	(20)	(389)	11,838
Gains and losses (a)	(5,894)	551	(8,207)	—	(13,550)

Income (loss) from continuing operations	2,035	4,869	(8,227)	(389)	(1,712)

Identifiable assets	$10,715,016	$62,192	$6,310,001	$(288,244)	$16,798,965

	Three months ended March 31, 2003
In thousands	Investment Agreements and MTNs	Fixed- Income Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues	$82,526	$12,973	$—	$(1,749)	$93,750
Interest expense	(70,025)	—	—	—	(70,025)

Net revenues	12,501	12,973	—	(1,749)	23,725
Expenses	(5,608)	(7,327)	—	1,749	(11,186)

Income (loss)	6,893	5,646	—	—	12,539
Gains and losses (a)	1,527	2,065	—	—	3,592

Income (loss) from continuing operations	8,420	7,711	—	—	16,131

Identifiable assets	$8,590,531	$56,609	—	$(40,331)	$8,606,809

(a)	Represents gains and losses from investment securities, derivative instruments and foreign exchange.

(12)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

An increasingly significant portion of premiums reported within the insurance segment are generated outside the United States. The following table summarizes net premiums earned by geographic location of risk for each period presented:

	Three months ended March 31,
In thousands	2004	2003
Total premiums earned:
United States	$154,747	$132,323
Non-United States	45,075	28,857

Total	$199,822	$161,180

7.	Sale of 1838 Investment Advisors, LLC

In March 2004, the Company announced that it agreed to sell the assets of 1838, a full service equity-focused asset management firm, to the management of 1838 together with an investor group led by Orca Bay Partners (1838 Sale). The 1838 Sale is expected to close in the second quarter of 2004 and result in a small gain. The sale of 1838 resulted from the Company’s decision to exit the equity advisory market and focus on fixed-income asset management. 1838 comprised the equity advisory services segment of the Company’s investment management services operations.

Income from discontinued operations, net of tax, amounted to $29 thousand and $114 thousand for the quarterly periods ended March 31, 2004 and 2003, respectively. The following table reports the amounts included in income from discontinued operations before income taxes:

	Three months ended March 31,
In thousands	2004	2003
Revenues	$3,831	$5,515
Expenses	3,736	4,613

Income before taxes	$95	$902

Identifiable assets as of March 31, 2004 and 2003 totaled $24.6 million and $26.2 million, respectively, and primarily consisted of cash, goodwill, property and equipment and other miscellaneous assets.

(13)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This quarterly report of MBIA Inc. (MBIA or the Company) includes statements that are not historical or current facts and are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “intend,” “will likely result,” “looking forward” or “will continue,” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. MBIA cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•	fluctuations in the economic, credit, interest rate or foreign currency environment in the United States (U.S.) and abroad;

•	the level of activity within the national and international credit markets;

•	competitive conditions and pricing levels;

•	legislative and regulatory developments;

•	technological developments;

•	changes in tax laws;

•	the effects of mergers, acquisitions and divestitures; and

•	uncertainties that have not been identified at this time.

The Company undertakes no obligation to publicly correct or update any forward-looking statement if it later becomes aware that such results are not likely to be achieved.

OVERVIEW

MBIA Inc., through its subsidiaries, is a leading provider of financial guarantee products and specialized financial services. MBIA provides innovative and cost-effective products and services that meet the credit enhancement, financial and investment needs of its public- and private-sector clients worldwide. MBIA manages these activities primarily through three principal business operations: insurance, investment management services and municipal services. The Company’s corporate operations include income and expenses that relate to general corporate activities and not to one of the Company’s three principal business operations. Results of operations included herein are presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

(14)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

In March 2004, MBIA announced its plan to sell the assets of 1838 Investment Advisors, LLC (1838). 1838 is a wholly owned asset management subsidiary focusing primarily on equity securities whose operations represented the Company’s equity advisory services segment. The results of 1838 have been reported as discontinued operations and are excluded from the results of the Company’s investment management services operations.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The following table presents highlights of the Company’s consolidated financial results for the first three months of 2004 and 2003. Items listed under “Effect on net income” are items that management commonly identifies for the readers of its financial statements because they are the result of changes in accounting standards, a by-product of the Company’s operations or due to general market conditions beyond the control of the Company.

	1st Quarter
In millions except per share amounts	2004	2003
Revenues:
Insurance	$328	$281
Investment management	121	94
Municipal services	6	6
Other	47	32
Net gains (losses) on derivative instruments and foreign exchange	(11)	60

Gross revenues from continuing operations	491	473
Expenses:
Insurance	62	53
Investment management	110	81
Municipal services	6	6
Other	23	21

Gross expenses from continuing operations	201	161

Income from continuing operations	208	223
Income from discontinued operations, net of tax	0	0

Net Income	$208	$223
Net income per share information:*
Net income	$1.42	$1.54
Effect on net income:
Income from discontinued operations	$0.00	$0.00
Realized gains	$0.25	$0.17
Realized losses	$(0.05)	$(0.04)

Net realized gains	$0.20	$0.13
Net gains (losses) on derivative instruments and foreign exchange	$(0.05)	$0.27
Accelerated premium earned from refunded issues	$0.16	$0.08

*	All per share calculations are diluted.

Consolidated revenues for the first quarter of 2004 were $491 million compared with $473 million in the first quarter of 2003, a 4% increase. The increase in consolidated revenues was primarily due to an increase in insurance premium and investment income revenues, investment management services’ conduit and medium-term note program revenues and net realized gains on the

(15)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Company’s investment portfolio. These increases were mostly offset by net losses on derivative instruments and foreign exchange. Consolidated expenses for the first quarter of 2004 were $201 million compared with $161 million in the first quarter of 2003, a 25% increase. This increase was primarily due to an increase in insurance operations’ expenses, which was in line with the increase in insurance revenues, and investment management services’ interest and operating expenses related to conduit and medium-term note activities. Net income for the first quarter of 2004 decreased 7% while net income per share decreased 8% primarily due to an increase in diluted weighted-average shares outstanding.

The Company’s book value at March 31, 2004 was $45.31 per share, up 4% from $43.50 at December 31, 2003. The increase was largely driven by income from operations and the increase in the unrealized appreciation of the Company’s investment portfolio.

INSURANCE OPERATIONS

First quarter 2004 revenues from insurance operations were $328 million compared with $281 million in the first quarter of 2003, a 17% increase. The growth in insurance revenues was driven by a 24% increase in premiums earned and a 14% increase in investment income. Net scheduled premiums earned, which exclude refundings, were $160 million in the first quarter of 2004, up 14% from the first quarter of 2003. The growth in net scheduled premiums earned reflects the increase in new business written in past years, as well as a lower reinsurance cession rate. Refunded premiums earned increased 93% over the prior year as municipalities took advantage of the continued low interest rate environment to refinance their debt. Advisory fee revenue decreased 56% compared to the first quarter of 2003 resulting from a decrease in transaction work fees.

Insurance expenses, which consist of loss and loss adjustment expenses, amortization of deferred acquisition costs and operating expenses, increased 16% over the first quarter of 2003. The growth rates in all three insurance expense categories are in line with the increase in insurance revenues. Gross insurance expenses (expenses before the deferral or amortization of acquisition costs) were up 9% for the first quarter of 2004.

(16)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The Company’s gross premiums written (GPW), net premiums written (NPW) and scheduled premiums earned for the first quarter of 2004 and 2003 are presented in the following table:

	1st Quarter		Percent Change
In millions	2004	2003	2004 vs. 2003
Gross premiums written:
U.S.	$132	$212	(38)%
Non-U.S.	$73	$76	(4)%

Total	$205	$288	(29)%
Net premiums written:
U.S.	$112	$174	(36)%
Non-U.S.	$58	$50	17%

Total	$170	$224	(24)%
Scheduled premiums earned:
U.S.	$116	$112	4%
Non-U.S.	$44	$29	53%

Total	$160	$141	14%

GPW reflects premiums received and accrued for the period and does not include the present value of future cash receipts expected from installment premium policies originated during the year. GPW was $205 million for the first three months of 2004, down 29% over the same period of 2003, reflecting a decrease in both U.S. and non-U.S. business.

NPW, which is gross premiums written net of premiums ceded to reinsurers, decreased 24% to $170 million from $224 million in the first quarter of 2003. The smaller decrease in NPW relative to GPW relates to lower cession rates in the first quarter of 2004 compared with 2003. Premiums ceded to reinsurers from all insurance operations were $35 million and $64 million for the first quarter of 2004 and 2003, respectively. Reinsurance enables the Company to cede exposure and comply with its single risk and credit guidelines, although the Company continues to be primarily liable on the insurance policies it underwrites.

MBIA evaluates the premium rates it receives for insurance guarantees through the use of internal and external rating agency quantitative models. These models assess the Company’s premium rates and return on capital results on a risk adjusted basis. In addition, market research data is used to evaluate pricing levels across the financial guarantee industry for comparable risks. The Company’s pricing levels indicate continued acceptable trends in overall portfolio profitability, and the Company believes the pricing charged for its insurance products produces results that meet its long-term return on capital targets.

When a MBIA-insured bond issue is refunded or retired early, the related deferred premium revenue is earned immediately. The level of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rates of the bond issue, the issuer’s desire or ability to

(17)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

modify bond covenants and applicable regulations under the Internal Revenue Code.

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are shown in the following table:

Global Public Finance	1st Quarter		Percent Change
In millions	2004	2003	2004 vs. 2003
Gross premiums written:
U.S.	$57	$137	(58)%
Non-U.S.	$30	$41	(27)%

Total	$87	$178	(51)%
Net premiums written:
U.S.	$48	$120	(60)%
Non-U.S.	$26	$28	(7)%

Total	$74	$148	(50)%
Scheduled premiums earned:
U.S.	$63	$56	14%
Non-U.S.	$18	$10	91%

Total	$81	$66	25%

Global public finance GPW and NPW decreased 51% and 50%, respectively, over the first quarter of 2003. The decrease in GPW was due primarily to tighter credit spreads and lower insured penetration in the U.S. markets. The slightly larger decrease in global public finance GPW versus NPW relates to a lower cession rate on non-U.S. business in 2004 compared with 2003. Total ceded premiums as a percent of GPW decreased from 17% in 2003 to 14% in 2004. In the first quarter of 2004, global public finance scheduled earned premiums increased 25% to $81 million from $66 million in the same period of 2003. This growth reflects earnings generated from increased levels of business written over the last several years in and outside the U.S.

The credit quality of global public finance business written by the Company in the first quarter remained high. Insured credits rated A or above before the Company’s guarantee accounted for 97% of first quarter 2004 global public finance business, while credits rated A or above in the first quarter of 2003 were 91%. At March 31, 2004, 81% of the outstanding global public finance book of business was rated A or above before the Company’s guarantee.

(18)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are shown in the following table:

Global Structured Finance	1st Quarter		Percent Change
In millions	2004	2003	2004 vs. 2003
Gross premiums written:
U.S.	$75	$75	—%
Non-U.S.	$43	$35	22%

Total	$118	$110	7%
Net premiums written:
U.S.	$64	$54	18%
Non-U.S.	$32	$22	48%

Total	$96	$76	26%
Scheduled premiums earned:
U.S.	$53	$56	(6)%
Non-U.S.	$26	$19	35%

Total	$79	$75	4%

Global structured finance worldwide securitization volume increased 15% over the prior year with most of the growth concentrated in U.S. public asset-backed and non-U.S. asset-backed and mortgage-backed securities.

Global structured finance GPW increased 7% in the first quarter of 2004, to $118 million from $110 million in the first quarter of 2003, resulting from an increase in non-U.S. business. NPW for the first three months of 2004 increased 26% due to the increase in non-U.S. GPW and lower cession rates on both U.S. and non-U.S. business. The cession rate on global structured finance business was 19%, which declined from a 31% cession rate in 2003. In the first quarter of 2004, global structured finance scheduled net earned premiums of $79 million increased 4% over 2003. This increase was primarily driven by strong levels of new business written over the last two years.

Overall, MBIA’s global structured finance insured business written rated A or above before giving effect to the Company’s guarantee totaled 56% in the first quarter of 2004, up slightly from 55% last year. At March 31, 2004, 73% of the outstanding global structured finance book of business was rated A or above before giving effect to the Company’s guarantee, up from 69% at March 31, 2003.

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

The credit quality of business insured during the first quarter of 2004 remained high as 80% of total insured credits were rated A or above before giving effect to MBIA’s guarantee. At March 31, 2004, over 78% of the Company’s outstanding book of business was rated A or above before giving effect to MBIA’s guarantee.

INVESTMENT INCOME The Company’s insurance-related net investment income and ending asset balances at amortized cost for the first quarter of 2004 and 2003 are presented in the following table:

			Percent Change
In millions	2004	2003	2004 vs. 2003
Pre-tax income	$122	$106	14%
After-tax income	$95	$85	11%
Ending asset balances	$9,258	$8,251	12%

The Company’s insurance-related net investment income, excluding net realized gains, increased 14% to $122 million in the first quarter of 2004, up from $106 million in the first quarter of 2003. After-tax net investment income increased by 11% in the first quarter of 2004. The difference between the pre-tax and after-tax growth rates is primarily related to a slightly higher concentration of taxable investments in 2004.

The duration of the investment portfolio at March 31, 2004 was 5.4 years compared with 6.2 years at March 31, 2003. The reduction was a result of the Company’s plan to shorten the duration of the investment portfolio to approximately 5 years in order to protect against a significant embedded capital risk under the expectation that interest rates will rise. The result of shortening the investment portfolio duration was an increase in realized gains while reducing investment yields.

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

In the first quarter of 2004, advisory fee revenues decreased 56% to $6 million, from $13 million in the first three months of 2003. The decrease was primarily due to a decline in work fees as a result of fewer transactions in the first quarter of 2004. Fees that are earned when due totaled 92% of both 2004 and 2003 advisory fee income. Due to the one-time nature inherent in such fees, advisory fee income can vary significantly from period to period.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) The following table shows the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves at the end of the first quarter of 2004 and 2003, as well as its loss provision and loss ratios for the first quarter of 2004 and 2003:

	March 31,		Percent Change
In millions	2004	2003	2004 vs. 2003
Case-specific:
Gross	$280	$289	(3)%
Reinsurance recoverable on unpaid losses	42	44	(4)%

Net case reserves	238	245	(3)%
Unallocated	336	288	17%

Net loss and LAE reserves	$574	$533	8%
Losses incurred	$19	$17	14%

Loss ratio:
GAAP	9.6%	10.5%
Statutory	8.2%	9.6%

The Company recorded $19 million in loss and loss adjustment expenses in the first quarter of 2004, a 14% increase compared with $17 million in the first quarter of 2003. This increase was a direct result of growth in scheduled earned premiums, which is the basis for the Company’s loss reserving formula. Total case-incurred activity was $14 million for the first three months of 2004 and $13 million for the first three months of 2003. First quarter 2004 case-incurred activity primarily consisted of case reserves for MBIA’s guaranteed tax lien portfolios, AHERF and an older vintage CDO.

In addition to the Company’s formula loss provision and transfers to case reserves, the unallocated loss reserve was impacted by an increase in reserves of $33 million related to the previously announced agreement with Asian Securitization & Infrastructure Assurance (Pte) Ltd (ASIA Ltd). Additional information related to the agreement with ASIA Ltd is provided in the following reinsurance section.

(21)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Loss ratios are calculated by dividing losses incurred by net premiums earned and are a measurement of the Company’s underwriting performance. The statutory loss ratio only includes case losses incurred, while the GAAP loss ratio includes case losses incurred and a provision for unallocated losses.

MBIA’s Insured Portfolio Management (IPM) Division is responsible for monitoring MBIA insured issues. The level and frequency of MBIA’s monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If IPM identifies concerns with respect to the performance of an insured issue it may designate such insured issue as “Caution List-Low,” “Caution List-Medium” or “Caution List-High.” The designation of any insured issue as “Caution List-Medium” or “Caution List-High” is based on the nature and extent of these concerns and requires that an increased monitoring and, if needed, a remediation plan be implemented for the related insured issue.

In the event MBIA determines that it expects to pay a claim with respect to an insured issue, it places the issue on its “classified list” and establishes a case basis reserve for that insured issue. As of March 31, 2004, MBIA had 48 open case basis issues on its classified list that had $238 million in aggregate case reserves. Of the 48 issues on its classified list, 21 issues with an aggregate outstanding net insured par of approximately $1.5 billion had case basis reserves of $323 million for expected future claims. In addition, 19 issues with an aggregate outstanding net insured par of approximately $1.3 billion had negative case basis reserves for which no further claims are expected but for which the Company expects to receive future salvage and recoveries totaling $85 million. The Company does not expect to incur additional losses, net of salvage and recoveries, on the remaining 8 issues, which had an aggregate outstanding net insured par of approximately $481 million. The Company has not established any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High.”

RISK MANAGEMENT In an effort to mitigate losses, MBIA is regularly involved in the ongoing remediations of credits that may involve, among other things, waivers or renegotiations of financial covenants or triggers, waivers of contractual provisions, the granting of consents, and the taking of various other remedial actions. The nature of any remedial action is based on the type of the insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, MBIA is able to improve its security position and to obtain concessions from the issuer of the insured bonds. Since it commenced operations, the Company has restructured three insured bond issues, with an aggregate insured par amount

(22)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

of $352 million, two of which involved the extension of the term of the insured bonds by three and eight years, respectively. In no case was the principal amount of the insured bond issue increased or decreased or the interest rate reduced. The restructuring of an insured issue will generally not affect the amount of the Company’s case basis reserves established for the restructured issue, if any, except if as a result of such restructuring the Company’s estimate of the amount of its ultimate loss for such policy changes. MBIA has a case basis reserve with respect to one of the insured issues that it has restructured.

REINSURANCE Reinsurance enables the Company to cede exposure for purposes of increasing its capacity to write new business while complying with its single risk and credit guidelines. The rating agencies continuously review reinsurers providing coverage to the financial guarantee industry. Many of MBIA’s reinsurers have been downgraded over the past two years, and others remain under review. As of December 31, 2002, reinsurers rated Double-A and above represented 90% of MBIA’s ceded par. As a result of downgrades during 2003, this percentage as of December 31, 2003 was 56% and as of March 31, 2004 was 69%. The increase from December 31, 2003 was principally due to cessions to Channel Reinsurance Ltd. (Channel Re), a Triple-A rated reinsurer. When a reinsurer is downgraded, less capital credit is given to MBIA under rating agency models. The reduced capital credit has not and is not expected to have a material adverse effect on the Company. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including the downgrade of the reinsurers. The Company remains liable on a primary basis for all reinsured risks, and although the Company believes that its reinsurers remain capable of meeting their obligations, there can be no assurance that the reinsurers will be able to meet these obligations.

In 2003, MBIA launched several initiatives aimed at maximizing its Triple-A reinsurance capacity, including the investment of $25 million in RAM Reinsurance Company, a financial guarantee reinsurer located in Bermuda. RAM Reinsurance Company is rated AAA by S&P and Aa3 by Moody’s. The Company’s investment, among other things, enabled RAM Reinsurance Company to maintain its Triple-A rating.

On January 31, 2004 MBIA Insurance Corporation (MBIA Corp.), MBIA Insurance Corp. of Illinois (MBIA Illinois), MBIA Assurance S.A. (MBIA Assurance) and Capital Markets Assurance Corporation (CapMAC) reassumed portfolios of previously ceded transactions from Axa Re Finance S.A. (Axa Re) and Radian Reinsurance Inc. (Radian Re). On February 29, 2004, MBIA Corp., MBIA Illinois, MBIA Assurance and CapMAC reassumed portfolios of previously ceded

(23)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

transactions from American Re-Insurance Company (American Re) and Partner Reinsurance Company Ltd. (Partner Re). The following table sets forth the amounts reassumed from these reinsurers:

In thousands	Unearned Premium Reserves	Ceding Commission	Case Reserves	Net Proceeds	Par Exposure Outstanding
American Re	$38,960	$(12,728)	$(312)	$25,920	$8,955,309
AXA Re	45,718	(14,766)	4,270	35,222	6,094,004
Radian Re	96,417	(31,023)	11,488	76,882	16,466,331
Partner Re	62	(19)	—	43	123,334

Total	$181,157	$(58,536)	$15,446	$138,067	$31,638,978

In February 2004, the Company, together with RennaissanceRe Holdings, Ltd., Koch Financial Re, Ltd. and Partner Re, formed Channel Re, a new Bermuda-based financial guarantee reinsurance company rated Triple-A by S&P and Moody’s. The Company invested $63.7 million for a 17.4% ownership interest in Channel Re. This investment is reported within other investments on the Company’s consolidated balance sheet.

Also in February 2004, MBIA Corp. and Channel Re entered into treaty and facultative reinsurance arrangements whereby Channel Re agreed to provide committed reinsurance capacity to MBIA Corp. through June 30, 2008 and subject to renewal thereafter. Under these reinsurance arrangements MBIA Corp. agreed to cede to Channel Re and Channel Re agreed to assume from MBIA Corp. varying percentages of designated policies issued by MBIA Corp. The amount of any policy subject to the committed reinsurance arrangements is based on the type of risk insured and on other factors.

In February 2004, MBIA Corp. and MBIA Assurance reinsured to Channel Re $26.3 billion of previously assumed in-force business and approximately $161.4 million of unearned premium reserves, which had no related case basis reserves. Additionally, in March 2004, MBIA Corp. and MBIA Assurance ceded new business to Channel Re.

On March 5, 2004, MBIA Corp. and CapMAC entered into an agreement with ASIA Ltd a Singapore based insurer in which the Company indirectly held approximately 11% of the outstanding common stock. Pursuant to this agreement MBIA Corp. acquired substantially all of ASIA Ltd’s assets, which consisted primarily of cash resulting from the liquidation of ASIA Ltd’s investment portfolio, and assumed ASIA Ltd’s insurance obligations. MBIA Corp. assumed three insured exposures from ASIA Ltd with a par balance of $37.5 million, and CapMAC reassumed twenty exposures it previously reinsured with ASIA Ltd with an outstanding par balance of $331.7 million. MBIA Corp. and CapMAC received proceeds of $60.9 million representing $8.8 million of unearned premium reserves, $19.4 million of case

(24)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

basis reserves and $32.7 million of unallocated reserves associated with the assumed portfolios.

As of March 31, 2004, the aggregate amount of insured par ceded by MBIA to reinsurers was $104 billion. The following table shows the percentage ceded to and reinsurance recoverable from reinsurers by S&P’s levels:

Reinsurers’ Standard & Poor’s Rating Range	Percent of Total Par Ceded	Reinsurance Recoverable (in thousands)
AAA	60.59%	$10,960
AA	8.62%	17,232
A	23.02%	13,940
Not Currently Rated	7.77%	322
Non-Investment Grade	—%	—

Total	100%	$42,454

The top two reinsurers within the AAA rating category represented approximately 45% of total par ceded by MBIA; the top two reinsurers within the AA rating category represented approximately 5% of total par ceded by MBIA; and the top two reinsurers within the A rating category represented approximately 23% of total par ceded by MBIA.

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

The Company’s policy acquisition costs, operating expenses and total insurance operating expenses, as well as related expense ratios, are shown in the following table:

	1st Quarter		Percent Change
In millions	2004	2003	2004 vs. 2003
Gross expenses	$60	$55	9%

Amortization of deferred acquisition costs	$16	$13	22%
Operating	27	24	15%

Total insurance operating expenses	$43	$37	17%
Expense ratio:
GAAP	21.4%	22.6%
Statutory	35.2%	11.7%

In the first quarter of 2004, the amortization of deferred acquisition costs increased 22% over the same period of 2003, in line with the increase in insurance premiums earned. The ratio of policy acquisition costs, net of deferrals, to earned premiums has remained steady at 8% at March 31, 2004 and March 31, 2003. In addition, during the last three years ending December 31, 2003 there has been a decline in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. This declining ratio indicates the Company has deferred proportionately more revenues than expenses over the last three years. At March 31, 2004, this ratio increased slightly to 7.3% from 7.0% at December 31, 2003 largely due to the decline in business written in the first quarter of 2004.

Operating expenses increased 15% from $24 million for the three months ended March 31, 2003 to $27 million for the three months ended March 31, 2004. This increase is largely due to the expansion of the Company’s global operations.

Financial guarantee insurance companies use the statutory expense ratio (expenses divided by net premiums written) as one measure of expense management. The Company’s first quarter 2004 statutory expense ratio of 35.2% is higher than the first quarter 2003 ratio of 11.7%. The increase in the ratio is due to a significant decrease in net premiums written and an increase in the expense base due to lower advisory fee and ceding commission income.

VARIABLE INTEREST ENTITIES The Company provides structured funding and credit enhancement services to global finance clients through the use of certain MBIA-sponsored, bankruptcy-remote special purpose vehicles (SPVs) and through third-party SPVs. Third-party SPVs are used in a variety of structures guaranteed or managed by MBIA, whereby the Company has risks analogous to those of MBIA-sponsored SPVs. The Company has determined that such SPVs fall within the definition of a variable interest entity (VIE) under Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, “Consolidation of

(26)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Variable Interest Entities.” Under the provisions of FIN 46, MBIA must determine whether it has a variable interest in a VIE and if so, whether that variable interest would cause MBIA to be the primary beneficiary. The primary beneficiary is the entity that will absorb the majority of the expected losses, receive the majority of the expected residual returns or both of the VIE and is required to consolidate the VIE.

In May 2003, the Company sponsored the formation of Toll Road Funding, Plc. (TRF). TRF is a conduit established to acquire a loan participation related to the financing of an Italian toll road and, at March 31, 2004 and December 31, 2003, had $1.5 billion of debt outstanding. Assets supporting the repayment of the debt were comprised of the loan participation and high-quality, liquid investments. Assets and liabilities of TRF are included within “Conduit investments held-to-maturity” and “Conduit debt obligations,” respectively, on the Company’s balance sheet. TRF is a VIE, of which MBIA is the primary beneficiary. Therefore, while MBIA does not have a direct ownership interest in TRF, it is consolidated in the financial statements of the Company in accordance with FIN 46.

Third-party VIEs are used in a variety of structures insured or managed by MBIA. Under FIN 46, MBIA’s guarantee of the assets or liabilities of a VIE constitute a variable interest and require MBIA to assess whether it is the primary beneficiary. Additionally, the Company’s management of VIEs under asset management agreements may subject the Company to consolidation of such entities. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies. Additionally, VIE assets and liabilities that are consolidated within MBIA’s financial statements may represent amounts above MBIA’s guarantee, although such excess amounts would ultimately have no impact on MBIA’s net income. VIE assets and liabilities consolidated in the Company’s financial statements at March 31, 2004 and December 31, 2003 are reported in “Variable interest entity assets” and “Variable interest entity liabilities,” respectively, on the face of the Company’s balance sheet and totaled $600.3 million on both reporting dates.

INVESTMENT MANAGEMENT SERVICES

MBIA’s investment management operations have been consolidated under MBIA Asset Management, LLC (MBIA-AMC) since 1998. MBIA-AMC owns 1838 Investment Advisors, LLC (1838), MBIA Municipal Investors Service Corp. (MBIA-MISC), MBIA Investment Management Corp. (IMC) and MBIA Capital Management Corp. (CMC), as well as Triple-A One Funding Corp. (Triple-A), Meridian Funding Company, LLC (Meridian) and Polaris Funding Company, LLC (Polaris) (collectively, the Conduits), which were consolidated in the third quarter of 2003. MBIA Global

(27)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Funding, LLC (GFL) and Euro Asset Acquisition, Ltd. (EAAL), subsidiaries of the Company, also operate as part of the asset management business. Through these subsidiaries, the Company operates its investment agreement and medium-term note (MTN), fixed-income advisory services, conduit and equity advisory services segments.

On March 29, 2004, MBIA announced that it had agreed to sell the assets of 1838 to the management of 1838 and an investor group led by Orca Bay Partners. 1838 is a full service equity-focused asset management firm with a client base comprised of municipalities, endowments, foundations, corporate employee benefit plans and high-net-worth individuals. The sale of 1838 resulted from the Company’s decision to exit the equity advisory services market and, as such, the results of 1838 are reported as a discontinued operation in the financial statements of the Company. In accordance with GAAP, 1838’s results from prior periods have been reclassified to discontinued operations in the Company’s comparative income statement. Therefore, investment management services’ revenues and expenses exclude those related to 1838 for all periods presented. See Note 7 to the consolidated financial statements for additional information on 1838.

Investment management services operations net revenues were up 28% over the first quarter of 2003, while consolidated expenses were up 66%, resulting in an operating income decrease of 6% compared with the first three months of 2003. The majority of the increase in both net revenues and expenses resulted from Conduit activities, which were not consolidated in the Company in the first quarter of 2003. As the Conduit results were breakeven before gains or losses, they contributed proportionately more to the growth in expenses than to the growth in net revenues. Fixed-income ending assets under management as of March 31, 2004, which do not include Conduit assets, were $37 billion, 9% above the 2003 year-end level. Conduit assets are held to their contractual maturity and are originated and managed differently from those held as available-for-sale by the Company or those managed for third parties.

The following provides a summary of each of the segments in the investment management services operations:

The investment agreement and medium-term note segment is comprised of the activities of IMC, GFL and EAAL. IMC provides customized investments, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provides customized products for funds that are invested as part of asset-backed or structured product issuances. GFL raises funds through the issuance of medium-term notes with varying maturities (GFL MTNs), which are in turn guaranteed by MBIA Corp. GFL lends the proceeds of these GFL MTN

(28)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

issuances to the Company (GFL Loans). Under an agreement between the Company and MBIA Corp., the Company invests the proceeds of the GFL Loans in eligible investments (the GFL Investments), which consist of securities with a minimum Double-A quality. The GFL Investments are pledged to MBIA Corp. EAAL primarily purchases foreign assets as permitted under the Company’s investment guidelines.

Investment agreement and MTN income before gains and losses and taxes totaled $8 million in the first quarter of 2004 compared with $7 million in the first quarter of 2003. At March 31, 2004, principal and accrued interest outstanding on investment agreement and MTN obligations and securities sold under agreements to repurchase totaled $9.8 billion, compared with $9.3 billion at December 31, 2003. Assets supporting these agreements had market values of $9.9 billion and $9.4 billion at March 31, 2004 and December 31, 2003, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

The fixed-income advisory services segment is primarily comprised of the operations of MBIA-MISC and CMC. MBIA-MISC provides investment management programs including pooled investment products, customized asset management services and bond proceeds investment services. In addition, MBIA-MISC provides portfolio accounting and reporting for state and local governments including school districts. MBIA-MISC is a Securities and Exchange Commission (SEC)-registered investment adviser. CMC is a SEC-registered investment adviser and National Association of Securities Dealers member firm. CMC specializes in fixed-income management for institutional funds and provides investment management services to IMC’s investment agreement portfolio, GFL’s medium-term note and investment agreement portfolio, MBIA-MISC’s municipal cash management programs and the Company’s insurance and corporate investment portfolios.

Fixed-income advisory services income before gains and losses and taxes totaled $4 million in the first quarter of 2004 compared with $6 million in the first quarter of 2003. MBIA-MISC had $13.2 billion in assets under management at March 31, 2004, up 18% from year-end 2003. While assets under management have increased, the low interest rate environment has had a negative impact on revenues. At March 31, 2004, the market value of CMC’s third-party assets under management was $3.6 billion, compared with $3.1 billion at year-end 2003. The market value of assets related to the Company’s insurance and corporate investment portfolios managed by CMC were $10 billion at March 31, 2004, up 3% from December 31, 2003.

The conduit segment consists of the operations of Triple-A, Meridian and Polaris. On September 30, 2003, MBIA purchased the equity and acquired all controlling interests of these conduits, which are now reflected in the

(29)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

consolidated financial statements of the Company. The Conduits provide clients with an efficient source of funding, which may offer MBIA the opportunity to issue financial guarantee insurance policies. These entities purchase various types of financial instruments, such as debt securities, loans, lease receivables and trade receivables, and fund these purchases through the issuance of asset-backed short-term commercial paper or medium-term notes. The assets and liabilities within the medium-term note programs are managed primarily on a match-funded basis and may include the use of derivative hedges, such as interest rate and foreign currency swaps. By match-funding and hedging, the Conduits eliminate the risks associated with fluctuations in interest and foreign currency rates, indices and liquidity.

Typically, Conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs. All transactions currently funded in the Conduits were shadow-rated at least investment grade by Moody’s and S&P prior to funding. The weighted-average shadow rating for transactions currently funded in the Conduits was A+ by S&P and A1 by Moody’s at the time such transactions were funded. MBIA estimates that the current weighted-average shadow rating of all outstanding Conduit transactions was A by S&P and A2 by Moody’s as of March 31, 2004.

Conduit segment income before gains and losses and taxes was a loss of $20 thousand for the first quarter of 2004. The investments and debt obligations of the Conduits, along with the investments and debt obligations of TRF, are reported separately as “Conduit investments held-to-maturity” and “Conduit debt obligations” on the face of the Company’s balance sheet. Certain of MBIA’s consolidated subsidiaries have invested in Conduit debt obligations or have received compensation for services provided to the Conduits. As such, MBIA has eliminated intercompany transactions with the Conduits from its balance sheet and income statement. After the elimination of such intercompany assets and liabilities, Conduit investments and Conduit debt obligations were $7.7 billion and $7.2 billion, respectively, at March 31, 2004 and $8.4 billion and $7.8 billion, respectively, at December 31, 2003. The difference between the investments and debt obligations is primarily the result of the elimination of Conduit debt owned by other MBIA subsidiaries.

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

For the first quarter of 2004, the municipal services operations reported operating income of $105 thousand, compared with operating income of $52 thousand in the first quarter of 2003. The decrease in revenues of $83 thousand was offset by the decrease in expenses of $136 thousand.

The Company owns Capital Asset, which was in the business of acquiring and servicing tax liens. The Company became the majority owner in December 1998 when it acquired the interest of Capital Asset’s founder and acquired the remaining equity in Capital Asset in the fourth quarter of 2003. MBIA Corp. has insured three securitizations of tax liens that were originated and continue to be serviced by Capital Asset. These securitizations were structured through the sale by Capital Asset of substantially all of its tax liens to three off-balance sheet qualifying special purpose entities (QSPEs) that were established in connection with these securitizations. These QSPEs are not the MBIA conduits discussed in the investment management services section of this report and are not included in the consolidation of the MBIA group. In the third quarter of 1999, Capital Asset engaged a specialty servicer of residential mortgages to help manage its business and operations and to assist in administering the portfolios supporting the securitizations insured by MBIA Corp. As of March 31, 2004, the outstanding exposure, after reinsurance and case reserves, in connection with these securitizations was approximately $96 million compared with $149 million at March 31, 2003. MBIA Corp. has established case reserves related to these policies based on the amount of redemptive balances of those tax liens underlying such policies that Capital Asset has written off for a variety of reasons. MBIA will continue to evaluate the performance of the tax lien portfolio and establish reserves as and when necessary based on the same methodology. Since the ultimate collectibility of tax liens is difficult to estimate, there can be no assurance that the case reserves established to date would be sufficient to cover all future claims under these policies.

CORPORATE

NET INVESTMENT INCOME Net investment income was $2.1 million and $2.4 million for the first three months of 2004 and 2003, respectively. Despite an average asset base growth at the holding company level of 28%, corporate investment income was down compared to last year due to the low interest rate environment.

(31)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

INTEREST EXPENSE The Company incurred $18 million of interest expense in the first three months of 2004 compared with $17 million in the first quarter of 2003. 2003 interest expense reflected the benefit from an interest rate swap that was terminated in the fourth quarter of 2003.

CORPORATE EXPENSES Corporate expenses increased 61% to $6 million in the first quarter of 2004 compared to $4 million in the first quarter of 2003. The increase is entirely related to the Company’s investment in ASIA Ltd.

GAINS AND LOSSES

NET REALIZED GAINS Net realized gains from investment security sales were $44 million for the three months ended March 31, 2004, up 47% versus March 31, 2003, and consisted of gross realized gains of $55 million and gross realized losses of $11 million. During the first quarter of 2004, realized gains primarily resulted from the sale of more than half of a common stock investment the Company made in 2002. For the three months ended March 31, 2003, net realized gains were $30 million, consisting of gross realized gains of $38 million and gross realized losses of $8 million.

NET GAINS OR LOSSES ON DERIVATIVE INSTRUMENTS AND FOREIGN EXCHANGE Net losses on derivative instruments and foreign exchange were $11 million for the first quarter of 2004 compared with $60 million of net gains in the same period of 2003. Net gains or losses on derivative instruments and foreign exchange can be due to movements in credit spreads, interest rates and/or foreign currency rates. The first quarter loss of $11 million was primarily due to lower U.S. dollar interest rates resulting in lower market values on the Conduits’ pay fixed/receive floating U.S. dollar interest rate swaps and the pay floating yen/receive floating U.S. dollar cross currency swaps. The Conduits are economically hedged for interest rate movements with the swaps, but the swaps do not qualify for hedge accounting treatment under SFAS 133.

Typically gains or losses on derivatives have been due to movements in credit spreads affecting the Company’s portfolio of synthetic CDOs. The insurance segment represents the majority of the derivatives when measured by notional values. However, credit spreads did not move significantly in the first quarter, therefore, the derivative movement was primarily attributable to movements in interest rates on the Conduits’ interest rate swaps.

(32)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

TAXES

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, the tax rate fluctuates from time to time as the Company manages its investment portfolio on an after-tax total return basis. In addition, the tax rate for the first quarter of 2004 decreased due to the net loss on derivative instruments and foreign exchange. The effective tax rate for the first quarter of 2004 was 28.3% compared with 28.7% in 2003, including tax related to discontinued operations.

CAPITAL RESOURCES

The Company carefully manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its Triple-A claims-paying ratings. At March 31, 2004, total claims-paying resources for MBIA Corp. stood at $12.9 billion, a 2% increase over year-end 2003. Claims-paying resources is a non-GAAP measure established by the financial guarantee industry to provide information about an insurer’s total statutory claims-paying capabilities after giving effect to certain items not included as part of its statutory capital. Components of total claims-paying resources are shown in the following table:

In millions	March 31, 2004	December 31, 2003	Percent Change
			2004 vs. 2003
Capital and surplus	$3,738	$3,715	1%
Contingency reserve	2,489	2,368	5%

Capital base	6,227	6,083	2%
Unearned premium reserve	3,058	3,067	—%
Present value of installment premiums (1)	2,134	2,053	4%

Premium resources	5,192	5,120	1%
Loss and loss adjustment expense reserves	264	200	32%
Standby line of credit / stop loss facilities	1,200	1,236	(3)%

Total claims-paying resources	$12,883	$12,639	2%

(1)	At March 31, 2004 and December 31, 2003 the discount rate was 4.7%.

Total shareholders’ equity at March 31, 2004 was $6.6 billion, with total long-term debt at $1.0 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital. The following table shows the Company’s long-term debt and the ratio used to measure it:

	March 31, 2004	December 31, 2003
Long-term debt (in millions)	$1,018	$1,022
Long-term debt to total capital	13%	14%

(33)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

In August of 1999, the Company announced that its board of directors had authorized the repurchase of 11.25 million shares of common stock of the Company after adjusting for the 2001 stock split. The Company began the repurchase program in the fourth quarter of 1999. As of March 31, 2004, the Company had repurchased a total of 9.63 million shares at an average price of $41.89 per share.

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

At January 1, 2003, the Company maintained $211 million of stop-loss reinsurance coverage with three reinsurers. At the end of the third quarter of 2003, the Company elected not to renew two of the facilities with $175 million of coverage due to the rating downgrades of the stop-loss providers. In addition, at the end of 2003, MBIA Corp. elected not to renew the remaining $35.7 million of stop-loss reinsurance coverage effective January 1, 2004, also due to the rating downgrade of the stop-loss provider.

MBIA Inc. also maintained two ten-year annually renewable facilities maturing in 2011 and 2012 for $100 million and $50 million, respectively. These facilities allowed the Company to issue subordinated securities and could be drawn upon if the Company incurred cumulative losses (net of any recoveries) above an annually adjusted (at year-end) attachment point, which was $1.76 billion at the end of 2003. The $50 million facility was not renewed in the fourth quarter of 2003 due to a rating downgrade of the related provider, however, the remaining $100 million facility remains in effect as of March 31, 2004.

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

From time to time, MBIA accesses the capital markets to support the growth of its businesses. MBIA filed a registration statement on Form S-3 with the SEC utilizing a “shelf” registration process. Under this filing, the Company currently has in effect a shelf registration with the SEC for $500 million, which permits the Company to issue various debt and equity securities described in the prospectus filed as part of the registration statement.

LIQUIDITY

Cash flow needs at the parent company level are primarily for dividends to its shareholders and interest payments on its debt. Liquidity and operating cash requirements of the Company are met by its cash flows generated from operations, which were more than adequate in the first quarter of 2004. Management of the Company believes that cash flows from operations will be sufficient to meet the Company’s liquidity and operating cash requirements for the foreseeable future.

Cash requirements have historically been met by upstreaming dividend payments from MBIA Corp., which generates substantial cash flow from premium writings and investment income. In the first quarter of 2004, the Company’s operating cash flow from continuing operations totaled $249.7 million compared with $282.5 million in the first three months of 2003. The majority of net cash provided by operating activities is generated from the Company’s insurance operations.

Under New York State insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In MBIA Corp.’s case, dividends in any 12-month period cannot be greater than 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements. During the first quarter of 2004, MBIA Corp. declared and paid dividends of $90 million to MBIA Inc. Based upon the filing of its first quarter statutory financial statements, MBIA Corp. has dividend capacity of $114 million for the second quarter of 2004 without special regulatory approval. Based on the projected future earnings of MBIA Corp., the Company believes MBIA Corp.’s dividend capacity will continue to be replenished each quarter. Management expects the dividend capacity of MBIA Corp. to be comparable to the current level for the foreseeable future.

The Company has significant liquidity supporting its businesses. At March 31, 2004, cash equivalents and short-term investments totaled $1.1 billion.

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

In addition, the Company has substantial external borrowing capacity. It maintained two short-term bank lines totaling $675 million, which the Company reduced to $500 million on April 15, 2004. These bank lines are maintained with a group of highly rated global banks and are currently comprised of a $167 million facility with a term of 364 days and a $333 million facility with a five-year term. At March 31, 2004, there were no balances outstanding under these agreements.

The investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At March 31, 2004, the fair value of the consolidated investment portfolio was $27.9 billion, as shown below:

In millions	March 31, 2004	December 31, 2003	Percent Change
			2004 vs. 2003
Insurance operations:
Amortized cost	$9,319	$9,170	2%
Unrealized gain	608	533	14%

Fair value	$9,927	$9,703	2%

Corporate:
Amortized cost	$306	$250	22%
Unrealized gain	6	4	33%

Fair value	$312	$254	22%

Investment agreement, medium-term note and conduit:
Amortized cost	$17,193	$17,407	(1)%
Unrealized gain	465	343	36%

Fair value	$17,658	$17,750	(1)%

Total portfolio at fair value	$27,897	$27,707	1%

The increase in insurance-related investments in the first quarter of 2004 was the result of positive cash flow from operations. The fair value of investments related to the investment agreement and medium-term note businesses increased to $9.9 billion from $9.4 billion at December 31, 2003. This increase was a result of growth in the GFL medium-term note program.

The fixed-maturity investment portfolios are considered to be available-for-sale, with the exception of the Conduit portfolios, and the differences between fair value and amortized cost, net of applicable taxes, are reflected in accumulated other comprehensive income in shareholders’ equity. Fair value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar

(36)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

securities. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates occurring after a fixed-income security is purchased, although other factors influence fair value, including credit-related actions, supply and demand forces and other market factors. The weighted-average credit quality of the Company’s fixed-income portfolios has been maintained at Double-A since its inception. The quality distribution of the Company’s fixed-maturity investment portfolios, which is based on ratings from Moody’s for the quarter ended March 31, 2004 is presented in the following table:

	Insurance		Investment Management Services		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Aaa	$5,686	62%	$6,418	65%	$12,104	63%
Aa	1,806	20%	1,417	14%	3,223	17%
A	1,512	17%	1,876	19%	3,388	18%
Baa	103	1%	221	2%	324	2%

Total	$9,107	100%	$9,932	100%	$19,039	100%

When the Company holds these investments to maturity, unrealized gains or losses currently recorded in accumulated other comprehensive income in the shareholders’ equity section of the balance sheet will decrease over time as the investments approach maturity. As a result, the Company expects to realize a value substantially equal to amortized cost. The Conduit portfolios are considered held-to-maturity, as the Company has the ability and intent to hold these investments to their contractual maturity. Therefore, these portfolios are reported at amortized cost and are not adjusted to reflect unrealized changes in fair value.

MBIA’s consolidated investment portfolio, excluding conduit investments (the Investment Portfolio), includes investments that are insured by MBIA Corp. (MBIA Insured Investments). As of March 31, 2004, the Investment Portfolio was $20.2 billion, of which $4.5 billion, or 22%, consisted of MBIA Insured Investments. Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the Investment Portfolio, as of March 31, 2004, based on the actual or estimated underlying ratings (i) the weighted average rating of the Investment Portfolio would be in the Double-A range, (ii) the average weighted rating of just the MBIA Insured Investments in the Investment Portfolio would be in the Single-A range and (iii) approximately 1.6% of the Investment Portfolio would be rated below investment grade. See the “Investment Management Services” section for additional disclosure on Conduit investment credit ratings.

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

(38)

PART I - FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes in the Company’s market risk during the quarter ended March 31, 2004. For additional information on market risk, refer to page 41 of the Company’s 2003 Annual Report or Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the heading “Market Risk” of the Company’s Form 10-K for the year ended December 31, 2003.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s management, including the CEO and the CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the fiscal quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2002, MBIA Corp. filed suit against Royal Indemnity Company (Royal), in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $343 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal has filed an action seeking a declaration that it is not obligated to pay on its policies. If Royal does not honor its policies, MBIA Corp. will be required to make payment on the notes it insured, and will incur material losses under its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. While Royal has appealed the order, MBIA Corp. expects that the order will be upheld on appeal. As part of the appeals process, Royal has pledged $370 million of investment grade collateral to MBIA Corp. to secure the entire amount of the judgment, with interest, and has agreed to post additional security for future claims and interest. The Federal District Court has ordered Royal to comply with the pledge agreement.

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

The trustee in bankruptcy for Student Finance Corporation (SFC), the entity that originated the vocational student loans, has filed claims against the MBIA Corp. insured trusts formed by SFC affiliates to securitize the student loans asserting that approximately $45 million in funds transferred by SFC to the insured trusts were fraudulent transfers that should be returned to SFC’s bankruptcy estate. MBIA Corp., along with others, has been named as a party in the lawsuit. In the event that the court orders that these funds are to be paid to SFC’s bankruptcy estate, MBIA Corp. may be required to make payments to SFC’s bankruptcy estate or there may be a shortfall in the amount available to the insured securitization trusts to make payments on the MBIA insured notes, and MBIA may consequently incur unreimbursed loss under its policies, although such losses will not be material.

(39)

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 to January 31, 2004	113	$59.42	—	1,703,800
February 1 to February 29, 2004	5,981	$50.64	—	1,703,800
March 1 to March 31, 2004	308,022	$65.15	83,800	1,620,000

(1)	230,316 shares were purchased by the Company for settling awards under the Company’s long-term incentive plans.

(2)	On August 3, 1999, the Company announced that its Board of Directors had authorized the repurchase of up to 7.5 million of outstanding common shares. On March 15, 2001, the Company announced that its Board of Directors approved a 3-for-2 stock split by means of a stock dividend and the number of authorized outstanding common shares under the repurchase plan increased to 11.25 million shares. The Company will only repurchase shares under this program when it is economically attractive and within rating agency constraints, including the Triple-A claims-paying ratings of MBIA Insurance Corporation and its subsidiaries.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 302

32.1	Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 906

32.2	Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 906

99.1	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

(b) Reports on Form 8-K: The Company filed one report on Form 8-K during the first quarter of 2004. On February 3, 2004, the Company issued a press release announcing its results for the twelve months ended December 31, 2003.

(40)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC.
Registrant

Date: May 7, 2004	/s/ Neil G. Budnick

Neil G. Budnick Vice President

Date: May 7, 2004	/s/ Douglas C. Hamilton

Douglas C. Hamilton Controller (Principal Accounting Officer)

(41)