Form 10-Q
period 2004-06-30
MBIA INC
filed 2004-08-06
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

Yes ☒    No ☐

As of July 23, 2004 there were outstanding 143,249,317 shares of Common Stock, par value $1 per share, of the registrant.

(2)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except per share amounts)

	June 30, 2004	December 31, 2003
Assets
Investments:
Fixed-maturity securities held as available-for-sale at fair value (amortized cost $17,413,789 and $15,628,937)	$17,897,914	$16,493,338
Conduit investments held-to-maturity at amortized cost	6,066,779	8,386,280
Investment agreement portfolio pledged as collateral at fair value (amortized cost $608,840 and $581,633)	617,102	596,366
Short-term investments at amortized cost (which approximates fair value)	2,103,850	1,873,477
Other investments	277,701	357,346

Total investments	26,963,346	27,706,807
Cash and cash equivalents	274,172	172,129
Accrued investment income	273,642	269,610
Deferred acquisition costs	339,921	319,728
Prepaid reinsurance premiums	552,334	535,728
Reinsurance recoverable on unpaid losses	27,302	61,085
Goodwill	79,406	79,406
Property and equipment, at cost (less accumulated depreciation of $101,613 and $94,944)	117,669	120,691
Receivable for investments sold	320,473	20,376
Derivative assets	245,683	256,744
Variable interest entity assets	600,422	600,322
Other assets	113,122	125,108

Total assets	$29,907,492	$30,267,734

Liabilities and Shareholders’ Equity
Liabilities:
Deferred premium revenue	$3,151,450	$3,079,851
Loss and loss adjustment expense reserves	511,315	559,510
Investment agreement and medium-term note obligations	10,147,437	8,840,125
Securities sold under agreements to repurchase	527,712	505,883
Conduit debt obligations	5,704,490	7,848,060
Short-term debt	58,745	57,337
Long-term debt	1,018,905	1,021,795
Current income taxes	6,498	14,554
Deferred income taxes, net	424,153	552,740
Deferred fee revenue	20,144	21,543
Payable for investments purchased	647,340	47,059
Derivative liabilities	397,318	437,683
Variable interest entity liabilities	600,422	600,322
Other liabilities	393,195	422,257

Total liabilities	23,609,124	24,008,719

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding — none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares — 155,009,789 and 153,551,061	155,010	153,551
Additional paid-in capital	1,379,199	1,295,638
Retained earnings	4,948,873	4,593,486
Accumulated other comprehensive income, net of deferred income tax of $188,530 and $337,175	351,847	632,623
Unearned compensation—restricted stock	(41,227)	(12,299)
Treasury stock, at cost — 11,227,947 and 9,675,887 shares	(495,334)	(403,984)

Total shareholders’ equity	6,298,368	6,259,015

Total liabilities and shareholders’ equity	$29,907,492	$30,267,734

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands except per share amounts)

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Insurance
Revenues:
Gross premiums written	$372,909	$327,094	$577,602	$615,241
Ceded premiums	(49,291)	(55,571)	(84,255)	(119,690)

Net premiums written	323,618	271,523	493,347	495,551
Scheduled premiums earned	169,991	151,588	330,271	292,241
Refunding premiums earned	38,309	34,083	77,851	54,610

Premiums earned (net of ceded premiums of $53,483, $62,014, $100,449 and $118,320)	208,300	185,671	408,122	346,851
Net investment income	114,856	107,728	236,697	214,149
Advisory fees	17,190	17,342	23,055	30,644

Total insurance revenues	340,346	310,741	667,874	591,644
Expenses:
Losses and LAE incurred	20,399	18,192	39,633	35,070
Amortization of deferred acquisition costs	16,493	14,619	32,079	27,401
Operating	28,931	29,318	56,103	52,961

Total insurance expenses	65,823	62,129	127,815	115,432
Insurance income	274,523	248,612	540,059	476,212

Investment management services
Revenues	126,256	91,189	247,716	184,939
Interest expense	92,438	69,361	183,473	139,386

Net revenues	33,818	21,828	64,243	45,553
Expenses	18,757	12,623	37,344	23,809

Investment management services income	15,061	9,205	26,899	21,744

Municipal services
Revenues	5,752	7,419	11,711	13,461
Expenses	5,526	7,292	11,380	13,282

Municipal services income	226	127	331	179

Corporate
Net investment income	2,457	2,208	4,577	4,581
Interest expense	17,771	16,932	35,545	33,881
Corporate expenses	4,070	3,384	9,960	7,047

Corporate loss	(19,384)	(18,108)	(40,928)	(36,347)

Gains and losses
Net realized gains	15,416	20,822	59,667	50,979
Net gains on derivative instruments and foreign exchange	11,947	43,132	1,284	103,341

Net gains and losses	27,363	63,954	60,951	154,320

Income from continuing operations before income taxes	297,789	303,790	587,312	616,108
Provision for income taxes	83,388	86,654	165,291	175,760

Income from continuing operations	214,401	217,136	422,021	440,348

Income (loss) from discontinued operations, net of tax	(510)	718	(481)	832
Gain on sale of discontinued operations, net of tax	3,178	—	3,178	—

Income from discontinued operations	2,668	718	2,697	832

Net income	$217,069	$217,854	$424,718	$441,180

Net income per common share:
Basic	$1.51	$1.52	$2.96	$3.07
Diluted	$1.48	$1.51	$2.90	$3.04
Weighted-average common shares outstanding:
Basic	143,454,174	143,132,545	143,530,690	143,584,818
Diluted	146,289,467	144,628,641	146,600,213	144,999,949

Gross revenues from continuing operations	502,174	475,511	992,829	948,945
Gross expenses from continuing operations	204,385	171,721	405,517	332,837

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the six months ended June 30, 2004

(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation- Restricted Stock	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Amount
Balance, January 1, 2004	153,551	$153,551	$1,295,638	$4,593,486	$632,623	$(12,299)	(9,676)	$(403,984)	$6,259,015
Comprehensive income:
Net income	—	—	—	424,718	—	—	—	—	424,718
Other comprehensive loss:
Change in unrealized appreciation of investments net of change in deferred income taxes of $(171,190)	—	—	—	—	(321,585)	—	—	—	(321,585)
Change in fair value of derivative instruments net of change in deferred income taxes of $19,920	—	—	—	—	36,994	—	—	—	36,994
Change in foreign currency translation net of change in deferred income taxes of $2,625	—	—	—	—	3,815	—	—	—	3,815

Other comprehensive loss									(280,776)

Comprehensive income									143,942

Treasury shares acquired	—	—	—	—	—	—	(1,552)	(91,350)	(91,350)
Stock-based compensation	1,459	1,459	84,612	—	—	(28,928)	—	—	57,143
Capital issuance costs	—	—	(1,051)	—	—	—	—	—	(1,051)
Dividends (declared per common share $0.480, paid per common share $0.440)	—	—	—	(69,331)	—	—	—	—	(69,331)

Balance, June 30, 2004	155,010	$155,010	$1,379,199	$4,948,873	$351,847	$(41,227)	(11,228)	$(495,334)	$6,298,368

The accompanying notes are an integral part of the consolidated financial statements.

2004
Disclosure of reclassification amount:
Change in unrealized appreciation of investments arising during the period, net of taxes	$(262,535)
Reclassification adjustment, net of taxes	(59,050)

Change in net unrealized appreciation, net of taxes	$(321,585)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended June 30
	2004	2003
Cash flows from operating activities of continuing operations:
Net income	$424,718	$441,180
Income (loss) from discontinued operations, net of tax	(481)	832
Gain on sale of discontinued operations, net of tax	3,178	—

Net income from continuing operations	422,021	440,348
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Increase in accrued investment income	(4,032)	(7,591)
Increase in deferred acquisition costs	(20,193)	(8,056)
Increase in prepaid reinsurance premiums	(16,606)	(6,372)
Increase in deferred premium revenue	71,599	155,073
Decrease in loss and loss adjustment expense reserves	(48,195)	(47,415)
Decrease in reinsurance recoverable on unpaid losses	33,783	1,798
Depreciation	6,669	7,378
Amortization of bond discount, net	26,085	12,559
Net realized gains on sale of investments	(59,667)	(50,979)
Current income tax provision (benefit)	(8,056)	29,147
Deferred income tax provision	20,244	9,287
Net gains on derivative instruments and foreign exchange	(1,284)	(103,341)
Stock option compensation	12,419	13,238
Other, net	(20,581)	23,727

Total adjustments to net income	(7,815)	28,453

Net cash provided by operating activities of continuing operations	414,206	468,801

Cash flows from investing activities of continuing operations:
Purchase of fixed-maturity securities, net of payable for investments purchased	(3,846,716)	(7,322,547)
Sale of fixed-maturity securities, net of receivable for investments sold	3,211,576	5,970,806
Redemption of fixed-maturity securities, net of receivable for investments redeemed	433,525	1,083,237
(Purchase) sale of short-term investments	(58,979)	10,914
Sale (purchase) of other investments	61,558	(34,149)
Purchases for investment agreement and medium-term note portfolios, net of payable for investments purchased	(6,893,913)	(5,428,289)
Sales for investment agreement and medium-term note portfolios, net of receivable for investments sold	5,517,297	4,798,387
Purchases of conduit investments	(60,600)	(1,417,079)
Redemptions of conduit investments	2,340,287	—
Capital expenditures	(4,543)	(4,107)
Disposal of capital assets	2,248	586

Net cash provided (used) by investing activities of continuing operations	701,740	(2,342,241)

Cash flows from financing activities of continuing operations:
Net proceeds from issuance of short-term debt	1,408	13,597
Net proceeds from issuance of conduit debt obligations	—	1,416,398
Net repayment for retirement of conduit debt obligations	(2,273,917)	—
Dividends paid	(63,538)	(53,394)
Purchase of treasury stock	(91,350)	(52,370)
Proceeds from issuance of investment agreement and medium-term note obligations	3,259,045	2,200,747
Payments for drawdowns of investment agreement and medium-term note obligations	(1,918,643)	(1,833,348)
Securities sold under agreements to repurchase, net	21,829	224,880
Capital issuance costs	(1,051)	(2,808)
Exercise of stock options	37,597	7,999

Net cash provided (used) by financing activities of continuing operations	(1,028,620)	1,921,701

Discontinued operations:
Net cash provided (used) by discontinued operations	14,717	(4,475)

Net increase in cash and cash equivalents	102,043	43,786
Cash and cash equivalents - beginning of period	172,129	83,218

Cash and cash equivalents - end of period	$274,172	$127,004

Supplemental cash flow disclosures:
Income taxes paid	$149,406	$136,576
Interest paid:
Investment agreements and medium-term notes	$139,250	$131,883
Long-term debt	35,041	34,942

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (GAAP). These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2003 for MBIA Inc. and Subsidiaries (the Company). The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities required by GAAP. All significant intercompany balances have been eliminated. Business segment results are presented net of all material intersegment transactions.

2.	Dividends Declared

Dividends declared by the Company during the six months ended June 30, 2004 were $69.3 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3.	Net Income per Common Share

The following is a reconciliation of the denominators of the basic and diluted earnings per share for the second quarter and first six months of 2004 and 2003:

	2nd Quarter		Year-to-date
In millions except per share amounts	2004	2003	2004	2003
Income from continuing operations, net of tax	$214	$217	$422	$440
Income from discontinued operations, net of tax	3	1	3	1

Net income	$217	$218	$425	$441

Diluted weighted-average shares:
Basic weighted-average shares outstanding	143,454	143,133	143,530	143,585
Effect of stock options	2,835	1,496	3,070	1,415

Diluted weighted-average shares	146,289	144,629	146,600	145,000

Basic EPS:
Income from continuing operations	$1.49	$1.52	$2.94	$3.07
Income from discontinued operations	0.02	0.01	0.02	0.01

Net income *	$1.51	$1.52	$2.96	$3.07

Diluted EPS:
Income from continuing operations	$1.47	$1.50	$2.88	$3.04
Income from discontinued operations	0.02	0.00	0.02	0.01

Net income *	$1.48	$1.51	$2.90	$3.04

*	Due to rounding, income from operations may not add to net income.

For the three and six months ended June 30, 2004 and June 30, 2003, there were 2,294,163, 2,087,690, 7,283,840 and 7,814,928 stock options outstanding, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

4.	Business Segments

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

The insurance operations provide an unconditional and irrevocable guarantee of the payment of principal and interest on insured obligations when due. The Company views its insurance operations as a reportable segment. This segment includes all activities related to global credit enhancement services provided principally by MBIA Insurance Corporation and its subsidiaries (MBIA Corp.).

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management, LLC (MBIA-AML) and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to the origination of assets for investment management purposes. The investment management services operations’ reportable segments are comprised of investment agreements and medium-term notes (MTNs), fixed-income advisory services and conduits. During the second quarter of 2004, the Company completed the sale of the assets of 1838 Investment Advisors, LLC (1838), announced during the first quarter of 2004, which comprised the Company’s equity advisory services segment. This segment was reported as a discontinued operation during 2004 (See Note 5).

The Company’s municipal services operations provide revenue enhancement services and products to public-sector clients nationwide consisting of discovery, audit, collections/recovery, enforcement and information services through MBIA MuniServices and its wholly owned subsidiaries. The Company views its municipal services operations as a reportable segment.

The Company’s corporate operations include investment income, interest expense and general expenses that relate to general corporate activities and not to one of the Company’s three principal business operations. The Company views its corporate operations as a reportable segment.

Reportable segment results are presented net of material intersegment transactions. The following tables summarize the Company’s operations for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30, 2004
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues (a)	$340,346	$126,256	$5,752	$2,457	$474,811
Interest expense	—	(92,438)	—	(17,771)	(110,209)

Net revenues	340,346	33,818	5,752	(15,314)	364,602
Expenses	(65,823)	(18,757)	(5,526)	(4,070)	(94,176)

Income (loss)	274,523	15,061	226	(19,384)	270,426
Gains and losses (b)	17,146	10,610	(37)	(356)	27,363

Income (loss) from continuing operations	291,669	25,671	189	(19,740)	297,789

Identifiable assets	$11,922,787	$17,439,421	$25,133	$520,151	$29,907,492

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Three months ended June 30, 2003
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues (a)	$310,741	$91,189	$7,419	$2,208	$411,557
Interest expense	—	(69,361)	—	(16,932)	(86,293)

Net revenues	310,741	21,828	7,419	(14,724)	325,264
Expenses	(62,129)	(12,623)	(7,292)	(3,384)	(85,428)

Income (loss)	248,612	9,205	127	(18,108)	239,836
Gains and losses (b)	47,298	12,066	(10)	4,600	63,954

Income (loss) from continuing operations	295,910	21,271	117	(13,508)	303,790

Identifiable assets	$12,059,091	$9,315,417	$35,472	$510,160	$21,920,140

	Six months ended June 30, 2004
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues (a)	$667,874	$247,716	$11,711	$4,577	$931,878
Interest expense	—	(183,473)	—	(35,545)	(219,018)

Net revenues	667,874	64,243	11,711	(30,968)	712,860
Expenses	(127,815)	(37,344)	(11,380)	(9,960)	(186,499)

Income (loss)	540,059	26,899	331	(40,928)	526,361
Gains and losses (b)	64,509	(2,939)	(43)	(576)	60,951

Income (loss) from continuing operations	604,568	23,960	288	(41,504)	587,312

Identifiable assets	$11,922,787	$17,439,421	$25,133	$520,151	$29,907,492

	Six months ended June 30, 2003
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues (a)	$591,644	$184,939	$13,461	$4,581	$794,625
Interest expense	—	(139,386)	—	(33,881)	(173,267)

Net revenues	591,644	45,553	13,461	(29,300)	621,358
Expenses	(115,432)	(23,809)	(13,282)	(7,047)	(159,570)

Income (loss)	476,212	21,744	179	(36,347)	461,788
Gains and losses (b)	127,437	15,658	167	11,058	154,320

Income (loss) from continuing operations	603,649	37,402	346	(25,289)	616,108

Identifiable assets	$12,059,091	$9,315,417	$35,472	$510,160	$21,920,140

(a)	Represents the sum of net premiums earned, net investment income, advisory fees, investment management fees and other fees.

(b)	Represents gains and losses from investment securities, derivative instruments and foreign exchange.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following tables summarize the segments within the investment management services operations for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30, 2004
In thousands	Investment Agreements and MTNs	Fixed- Income Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues	$88,354	$12,899	$23,927	$1,076	$126,256
Interest expense	(76,255)	—	(16,988)	805	(92,438)

Net revenues	12,099	12,899	6,939	1,881	33,818
Expenses	(3,458)	(8,101)	(4,942)	(2,256)	(18,757)

Income (loss)	8,641	4,798	1,997	(375)	15,061
Gains and losses (a)	(5,115)	(1,076)	16,801	—	10,610

Income (loss) from continuing operations	3,526	3,722	18,798	(375)	25,671

Identifiable assets	$11,462,320	$58,556	$6,146,780	$(228,235)	$17,439,421

	Three months ended June 30, 2003
In thousands	Investment Agreements and MTNs	Fixed- Income Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues	$80,503	$12,437	$—	$(1,751)	$91,189
Interest expense	(69,361)	—	—	—	(69,361)

Net revenues	11,142	12,437	—	(1,751)	21,828
Expenses	(7,036)	(7,338)	—	1,751	(12,623)

Income (loss)	4,106	5,099	—	—	9,205
Gains and losses (a)	11,470	596	—	—	12,066

Income (loss) from continuing operations	15,576	5,695	—	—	21,271

Identifiable assets	$9,294,487	$66,032	$—	$(45,102)	$9,315,417

	Six months ended June 30, 2004
In thousands	Investment Agreements and MTNs	Fixed- Income Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues	$177,828	$25,746	$46,996	$(2,854)	$247,716
Interest expense	(149,944)	—	(35,399)	1,870	(183,473)

Net revenues	27,884	25,746	11,597	(984)	64,243
Expenses	(11,315)	(16,630)	(9,620)	221	(37,344)

Income (loss)	16,569	9,116	1,977	(763)	26,899
Gains and losses (a)	(11,009)	(524)	8,594	—	(2,939)

Income (loss) from continuing operations	5,560	8,592	10,571	(763)	23,960

Identifiable assets	$11,462,320	$58,556	$6,146,780	$(228,235)	$17,439,421

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Six months ended June 30, 2003
In thousands	Investment Agreements and MTNs	Fixed- Income Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues	$163,030	$25,410	$—	$(3,501)	$184,939
Interest expense	(139,386)	—	—	—	(139,386)

Net revenues	23,644	25,410	—	(3,501)	45,553
Expenses	(12,645)	(14,665)	—	3,501	(23,809)

Income (loss)	10,999	10,745	—	—	21,744
Gains and losses (a)	12,997	2,661	—	—	15,658

Income (loss) from continuing operations	23,996	13,406	—	—	37,402

Identifiable assets	$9,294,487	$66,032	$—	$(45,102)	$9,315,417

(a)	Represents gains and losses from investment securities, derivative instruments and foreign exchange.

An increasingly significant portion of premiums reported within the insurance segment are generated outside the United States. The following table summarizes net premiums earned by geographic location of risk for each period presented:

	2nd Quarter		Year-to-date
In thousands	2004	2003	2004	2003
Net premiums earned:
United States	$158,369	$149,613	$313,116	$281,936
Non-United States	49,931	36,058	95,006	64,915

Total	$208,300	$185,671	$408,122	$346,851

5.	Sale of 1838 Investment Advisors, LLC

In May 2004, the Company completed the sale of the assets of 1838, a full service equity-focused asset management firm, to the management of 1838 together with an investor group led by Orca Bay Partners which resulted in a $3.2 million after-tax gain. The sale of 1838 resulted from the Company’s decision to exit the equity advisory market and focus on fixed-income asset management. 1838 comprised the equity advisory services segment of the Company’s investment management services operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Income/(loss) from discontinued operations, net of tax, for the three month period ending June 30, 2004 and 2003 was a loss of $510 thousand and income of $718 thousand, respectively. Income/(loss) from discontinued operations, net of tax, for the six month period ending June 30, 2004 and 2003 was a loss of $481 thousand and income of $832 thousand, respectively. The following table reports the amounts included in income/(loss) from discontinued operations before income taxes:

	2nd Quarter		Year-to-date
In thousands	2004	2003	2004	2003
Revenues	$1,662	$4,540	$5,494	$10,055
Expenses	2,429	3,651	6,165	8,264

Income/(loss) before income taxes	$(767)	$889	$(671)	$1,791

Identifiable assets as of June 30, 2004 were $5 thousand and primarily consisted of cash. Identifiable assets as of June 30, 2003 were $25.3 million and primarily consisted of cash, goodwill, property and equipment and other miscellaneous assets.

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

OVERVIEW

MBIA Inc., through its subsidiaries, is a leading provider of financial guarantee products and specialized financial services. MBIA provides innovative and cost-effective products and services that meet the credit enhancement, financial and investment needs of its public- and private-sector clients worldwide. MBIA manages these activities through three principal business operations: insurance, investment management services and municipal services. The Company’s corporate operations include income and expenses that relate to general corporate activities and not to one of the Company’s three principal business operations. Results of operations included herein are presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

In May 2004, MBIA completed the sale of the assets of 1838 Investment Advisors, LLC (1838), a wholly owned asset management subsidiary focusing primarily on equity securities whose operations represented the Company’s equity advisory services segment. The results of 1838 have been reported as discontinued operations and are excluded from the results of the Company’s investment management services operations.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The following table presents highlights of the Company’s consolidated financial results for the three months and six months ended June 30, 2004 and 2003. Items listed under “Effect on net income” are items that management commonly identifies for the readers of its financial statements because they are the result of changes in accounting standards, a by-product of the Company’s operations or due to general market conditions beyond the control of the Company.

	2nd Quarter		Year-to-date
In millions except per share amounts	2004	2003	2004	2003
Revenues:
Insurance	$340	$311	$668	$592
Investment management services	126	91	248	185
Municipal services	6	7	12	13
Other	18	24	64	56
Net gains on derivative instruments and foreign exchange	12	43	1	103

Gross revenues from continuing operations	502	476	993	949
Expenses:
Insurance	66	62	128	115
Investment management services	111	82	221	163
Municipal services	5	7	11	13
Other	22	21	46	42

Gross expenses from continuing operations	204	172	406	333
Income from continuing operations, net of tax	214	217	422	440
Income from discontinued operations, net of tax	3	1	3	1

Net income	$217	$218	$425	$441

Net income per share information:*
Net income	$1.48	$1.51	$2.90	$3.04
Effect on net income:
Income from discontinued operations	$0.02	$0.00	$0.02	$0.01
Realized gains	$0.22	$0.14	$0.46	$0.32
Realized losses	$(0.15)	$(0.05)	$(0.20)	$(0.09)

Net realized gains	$0.07	$0.09	$0.26	$0.23
Net gains on derivative instruments and foreign exchange	$0.05	$0.19	$0.01	$0.46
Accelerated premium earned from refunded issues	$0.16	$0.14	$0.32	$0.23

*	All per share calculations are diluted.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

In the second quarter of 2004, consolidated revenues were $502 million compared with $476 million in the second quarter of 2003, a 6% increase. The growth in consolidated revenues was primarily due to increases in insurance premium earnings and investment income, investment management services’ revenues related to the Company’s medium-term note programs and the consolidation of conduit revenues. A reduction in gains on derivative instruments and related foreign exchange partially offset these increases. Consolidated expenses for the second quarter of 2004 were $204 million compared with $172 million in the second quarter of 2003, a 19% increase. This increase was primarily due to an increase in investment management services’ interest and operating expenses related to medium-term note programs and the consolidation of conduit expenses. Net income for the second quarter of 2004 of $217 million was slightly below the second quarter of 2003. Net income per share decreased 2% due to the decrease in net income and an increase in diluted weighted-average shares outstanding.

Consolidated revenues for the six months ended June 30, 2004 totaled $993 million compared with $949 million in the first half of 2003, a 5% increase. This increase was driven by solid growth in insurance premium earnings and investment income, investment management services’ medium-term note program revenues and the consolidation of conduit revenues. These increases were mostly offset by a significant reduction in gains on derivative instruments and related foreign exchange resulting from less volatile market values on the Company’s portfolio of insured credit derivatives. Consolidated expenses for the six months ended June 30, 2004 totaled $406 million compared with $333 million in the second half of 2003, a 22% increase. This increase was largely due to growth in investment management services’ medium-term note program expenses and the consolidation of conduit expenses. Net income for the six months ended June 30, 2004 of $425 million was 4% below last year. Net income per share decreased 5% due to the decrease in net income and an increase in diluted weighted-average shares outstanding.

The Company’s book value at June 30, 2004 was $43.81 per share, up 1% from $43.50 at December 31, 2003. The increase was principally driven by income from operations mostly offset by an unrealized depreciation of the Company’s investment portfolio.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

INSURANCE OPERATIONS

Second quarter 2004 revenues from insurance operations were $340 million compared with $311 million in the second quarter of 2003, a 10% increase. The growth in insurance revenues was driven by a 12% increase in net premiums earned and a 7% increase in investment income. The increase in net premiums earned from $186 million in the second quarter of 2003 to $208 million in the second quarter of 2004 resulted from the increase in new business written in past years, as well as a lower reinsurance cession rate. Advisory fee revenue decreased 1% compared to the second quarter of 2003.

Insurance operations revenues for the six months ended June 30, 2004 were $668 million compared with $592 million for the six months ended June 30, 2003, a 13% increase. The growth in insurance revenues was driven by an 18% increase in net premiums earned and an 11% increase in investment income. Net premiums earned were $408 million in the first half of 2004 compared to $347 million in the first half of 2003. Consistent with the quarterly growth, net premiums earned for the year reflects the increase in new business written in past years, as well as a lower reinsurance cession rate. Additionally, net premiums earned in the first six months of 2004 include a 43%, or $23 million, increase in refunded premiums earned as refinancing activity continued at high levels due to the sustained low interest rate environment. Advisory fee revenue decreased 25% compared to the first half of 2003 resulting from a decrease in transaction work fees in the first quarter of 2004.

Insurance expenses, which consist of loss and loss adjustment expenses, amortization of deferred acquisition costs and operating expenses, increased 6% in the second quarter of 2004 and 11% for the six months ended June 30, 2004. The growth rate in insurance expenses for the second quarter has declined compared to the first quarter of 2004 and is well below the increase in insurance revenues. Gross insurance expenses (expenses before the deferral or amortization of acquisition costs) for the three months and six months ended June 30, 2004 increased 1% and 5%, respectively.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The Company’s gross premiums written (GPW), net premiums written (NPW) and net premiums earned for the second quarter and first six months of 2004 and 2003 are presented in the following table:

					Percent Change
					2nd Quarter	Year-to- date
	2nd Quarter		Year-to-date		2004 vs.	2004 vs.
In millions	2004	2003	2004	2003	2003	2003
Gross premiums written:
U.S.	$261	$265	$393	$477	(1)%	(18)%
Non-U.S.	$112	$62	$185	$138	81%	34%

Total	$373	$327	$578	$615	14%	(6)%
Net premiums written:
U.S.	$249	$229	$360	$403	9%	(11)%
Non-U.S.	$75	$43	$133	$93	74%	43%

Total	$324	$272	$493	$496	19%	0%
Net premiums earned:
U.S.	$158	$150	$313	$282	6%	11%
Non-U.S.	$50	$36	$95	$65	38%	46%

Total	$208	$186	$408	$347	12%	18%

GPW reflects premiums received and accrued for the period and does not include the present value of future cash receipts expected from installment premium policies originated during the year. GPW was $373 million for the second quarter of 2004, up 14% over the second quarter of 2003, reflecting an 81% increase in non-U.S. business. For the six months ended June 30, 2004, GPW decreased 6% due to an 18% decrease in U.S. business.

NPW, which represents gross premiums written net of premiums ceded to reinsurers, increased 19% to $324 million from $272 million in the second quarter of 2003. For the first six months of 2004, NPW of $493 million was slightly below the first six months of 2003. The larger increase in NPW relative to GPW relates to lower cession rates in the second quarter of 2004 compared with 2003. Premiums ceded to reinsurers from all insurance operations were $49 million in the second quarter of 2004 compared to $56 million in the second quarter of 2003 and $84 million in the first six months of 2004 compared to $120 million in the first six months of 2003. Reinsurance enables the Company to cede exposure and comply with its single risk and credit guidelines, although the Company continues to be primarily liable on the insurance policies it underwrites.

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

The credit quality of business insured during 2004 remained high as 75% of total insured credits were rated A or above, before giving effect to MBIA’s guarantee, compared to 82% for the same period in 2003. At June 30, 2004, over 79% of the Company’s outstanding book of business was rated A or above before giving effect to MBIA’s guarantee.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are shown in the following table:

					Percent Change
					2nd Quarter	Year-to- date
Global Public Finance In millions	2nd Quarter		Year-to-date		2004 vs. 2003	2004 vs. 2003
	2004	2003	2004	2003
Gross premiums written:
U.S.	$192	$193	$248	$331	(1)%	(25)%
Non-U.S.	$60	$27	$90	$67	127%	34%

Total	$252	$220	$338	$398	14%	(15)%
Net premiums written:
U.S.	$189	$173	$238	$293	9%	(19)%
Non-U.S.	$34	$22	$60	$50	55%	20%

Total	$223	$195	$298	$343	15%	(13)%
Net premiums earned:
U.S.	$98	$91	$199	$167	8%	20%
Non-U.S.	$24	$13	$43	$23	83%	85%

Total	$122	$104	$242	$190	17%	27%

In the second quarter of 2004, global public finance GPW and NPW increased 14% and 15%, respectively, driven by strong growth in non-U.S. business. Overall, cession rates remained consistent with 2003 as a decline in U.S. ceded premiums was offset by an increase in non-U.S. ceded premiums. In the second quarter of 2004, global public finance net premiums earned increased 17% to $122 million from $104 million in the same period of 2003. This growth reflects earnings generated from increased levels of business written over the last several years primarily outside the U.S.

For the six months ended June 30, 2004, global public finance GPW and NPW decreased 15% and 13%, respectively, over the six months ended June 30, 2003. The decrease in GPW was primarily due to a significant decline in 2004 first quarter U.S. production, which resulted from tighter credit spreads and lower insured penetration. The slightly smaller decrease in global public finance NPW versus GPW relates to a lower cession rate on U.S. business, largely offset by a higher cession rate on non-U.S. business. In the six months ended June 30, 2004, global public finance net premiums earned increased 27% to $242 million from $190 million in the same period of 2003. This growth reflects earnings generated from increased levels of U.S. and non-U.S. business written over the last several years and a 43% increase in refunded premiums earned.

The credit quality of global public finance business written by the Company in 2004 remained high. Insured credits rated A or above before the Company’s guarantee accounted for 89% of global public finance business written in the

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

first half of 2004, compared to 91% of business written in the first half of 2003. At June 30, 2004, 81% of the outstanding global public finance book of business was rated A or above before the Company’s guarantee.

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are shown in the following table:

					Percent Change
					2nd Quarter	Year- to-date
Global Structured Finance In millions	2nd Quarter		Year-to-date		2004 vs. 2003	2004 vs. 2003
	2004	2003	2004	2003
Gross premiums written:
U.S.	$70	$72	$144	$146	(3)%	(1)%
Non-U.S.	$51	$35	$95	$71	45%	33%

Total	$121	$107	$239	$217	13%	10%
Net premiums written:
U.S.	$59	$56	$123	$109	7%	12%
Non-U.S.	$41	$21	$73	$43	94%	71%

Total	$100	$77	$196	$152	31%	28%
Net premiums earned:
U.S.	$61	$58	$114	$115	3%	(1)%
Non-U.S.	$25	$23	$52	$42	12%	25%

Total	$86	$81	$166	$157	6%	6%

In the second quarter of 2004, global structured finance GPW increased 13% to $121 million from $107 million in the second quarter of 2003, resulting from an increase in non-U.S. business. NPW for the second quarter of 2004 increased 31% due to the increase in non-U.S. GPW and lower cession rates on both U.S. and non-U.S. business. The cession rate on global structured finance business was 17%, which declined from a 28% cession rate in 2003. In the second quarter of 2004, global structured finance net premiums earned of $86 million increased 6% over 2003. This increase was driven by higher levels of new business written over the last two years and a declining cession rate.

Global structured finance GPW increased 10% in the first six months of 2004, to $239 million from $217 million in the first six months of 2003, resulting from increases in non-U.S. business. NPW for the first six months of 2004 increased 28% due to the increase in GPW and lower cession rates on both U.S. and non-U.S. business. For the first six months of 2004, the cession rate on global structured finance business was 18%, which declined from a 30% cession rate for the first half of 2003. In the first six months of 2004, global structured finance net premiums earned of $166 million increased 6% over the

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

same period of 2003. This increase was driven by higher levels of new business written over the last two years and a declining cession rate.

Overall, MBIA’s global structured finance insured business written rated A or above before giving effect to the Company’s guarantee totaled 55% in the first half of 2004, down slightly from 60% last year. At June 30, 2004, 74% of the outstanding global structured finance book of business was rated A or above before giving effect to the Company’s guarantee, up from 70% at June 30, 2003.

INVESTMENT INCOME The Company’s insurance-related net investment income and ending asset balances at amortized cost for the second quarter and six months of 2004 and 2003 are presented in the following table:

					Percent Change
					2nd Quarter	Year-to- date
	2nd Quarter		Year-to-date		2004 vs. 2003	2004 vs. 2003

In millions	2004	2003	2004	2003
Pre-tax income	$115	$108	$237	$214	7%	11%
After-tax income	$91	$86	$186	$171	6%	9%

Ending asset balances			$9,479	$8,565		11%

The Company’s insurance-related net investment income, excluding net realized gains, increased 7% to $115 million in the second quarter of 2004, up from $108 million in the second quarter of 2003. After-tax net investment income increased 6% compared to the second quarter of 2003. The difference between the pre-tax and after-tax growth rates is primarily related to a slightly higher concentration of taxable investments in 2004. For the six months ended June 30, 2004, net investment income increased 11% to $237 million from $214 million for the six months ended June 30, 2003. After-tax net investment income increased 9% for the first six months of 2004.

The duration of the investment portfolio at June 30, 2004 was 5.2 years compared with 6.1 years at June 30, 2003. The reduction was a result of the Company’s plan to shorten the duration of the investment portfolio to approximately 5 years in order to protect against a significant embedded capital risk under the expectation that interest rates will rise. The result of shortening the investment portfolio duration was an increase in realized gains while reducing investment yields, which largely occurred in 2003.

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

In the second quarter of 2004, advisory fee revenues of $17 million decreased 1% from the second quarter of 2003. The decrease was primarily due to a decline in work fees, which was mostly offset by an increase in commitment and surveillance related fees. Fees that are earned when due totaled 57% of second quarter 2004 advisory fee income, compared with 91% for the same period last year. Advisory fee revenues for the first half of 2004 decreased 25% from the first half of 2003 to $23 million. Due to the one-time nature inherent in such fees, advisory fee income can vary significantly from period to period.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) The following table shows the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves at the end of the second quarters of 2004 and 2003, as well as its loss provision and loss ratios for the first six months of 2004 and 2003:

	June 30,		Percent Change
In millions	2004	2003	2004 vs. 2003
Case-specific:
Gross	$187	$235	(20)%
Reinsurance recoverable on unpaid losses	27	42	(35)%

Net case reserves	160	193	(17)%
Unallocated	324	291	11%

Net loss and LAE reserves	$484	$484	0%

Losses incurred	$40	$35	13%

Loss ratio:
GAAP	9.7%	10.1%
Statutory	12.5%	9.6%

The Company recorded $40 million in loss and loss adjustment expenses in the first half of 2004, a 13% increase compared with $35 million in the first half of 2003. This increase was a direct result of growth in scheduled earned premiums, which is the basis for the Company’s loss reserving formula. In addition to the Company’s formula loss provision and transfers to case reserves, the unallocated loss reserve was impacted by an increase in reserves of $33 million related to the previously announced agreement with Asian Securitization & Infrastructure Assurance (Pte) Ltd (ASIA Ltd). Additional

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

information related to the agreement with ASIA Ltd is provided in the following reinsurance section.

Total case-incurred activity was $45 million for the first six months of 2004 compared to $28 million for the first six months of 2003. Case-incurred activity primarily consisted of loss reserves for MBIA’s guaranteed tax lien portfolios, AHERF and an older vintage collateralized debt obligation (CDO). During the second quarter of 2004, the Company paid a $46.3 million claim related to its guarantee on the Philadelphia Authority for Industrial Development “PAID” 6.488% Tax Claim Collateralized Revenue Bonds, Series 1997. As the bonds reached their maturity, MBIA’s payment represented the remaining principal balance of the bonds. MBIA estimates that approximately $20 million can be realized in net future collections that will be used to reimburse the Company for the claim it paid, resulting in an incurred loss of $23 million in the second quarter, net of previous reserves and reinsurance. While MBIA had been working closely with the City of Philadelphia and fully expected that such efforts would be successful in avoiding a claim under its policy, negotiations with the city failed to produce a resolution by the maturity date of the bonds.

On June 30, 2004, in order to reduce ongoing carrying and other costs, a clean-up call was exercised for the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations. The clean-up call provisions permitted the issuer of the bonds to buy back any remaining tax liens when the principal amount of the bonds fell below ten percent of the original principal amount. In connection with the clean-up calls, MBIA paid $51.5 million (net of reinsurance) under its policies to the trustee for the securitizations, which defeased its remaining exposure to these transactions. The issuer will use these funds to repay all principal and interest outstanding on the bonds on the next scheduled payment date, September 15, 2004. MBIA did not record any additional losses in connection with its payment during the second quarter given its pre-existing case reserves and expected recoveries of $18 million on the remaining tax liens. However, actual recoveries may differ from the Company’s current estimate.

MBIA continues to insure a third Capital Asset securitization. This transaction matures in 2008 and has an outstanding balance of $118 million or $81 million net of existing loss reserves of approximately $37 million. Since the ultimate collectibility of tax liens is difficult to estimate, there can be no assurance that the case reserves established to date would be sufficient to cover all future claims under this policy. MBIA will continue to evaluate the performance of the remaining tax lien portfolio and adjust loss or salvage reserves as and when necessary.

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

In the event MBIA determines that it expects to pay a claim with respect to an insured issue, it places the issue on its “classified list” and establishes a case basis reserve for that insured issue. As of June 30, 2004, MBIA had 46 open case basis issues on its classified list that had $160 million in aggregate case reserves. Of the 46 issues on its classified list, 19 issues with an aggregate outstanding net insured par of approximately $1.4 billion had case basis reserves of $282 million for expected future claims. In addition, 19 issues with an aggregate outstanding net insured par of approximately $977 million had negative case basis reserves for which no further claims are expected but for which the Company expects to receive future salvage and recoveries totaling $122 million. The Company does not expect to incur additional losses, net of salvage and recoveries, on the remaining 8 issues, which had an aggregate outstanding net insured par of approximately $130 million. The Company has not established any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High.”

RISK MANAGEMENT In an effort to mitigate losses, MBIA is regularly involved in the ongoing remediation of credits that may involve, among other things, waivers or renegotiations of financial covenants or triggers, waivers of contractual provisions, the granting of consents, and the taking of various other remedial actions. The nature of any remedial action is based on the type of the insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, MBIA is able to improve its security position and to obtain concessions from the issuer of the insured bonds. Since it commenced operations, the Company has restructured three insured bond issues, with an aggregate insured par amount

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

of $352 million, two of which involved the extension of the term of the insured bonds by three and eight years, respectively. In no case was the principal amount of the insured bond issue increased or decreased or the interest rate reduced. The restructuring of an insured issue will generally not affect the amount of the Company’s case basis reserves established for the restructured issue, if any, except if as a result of such restructuring the Company’s estimate of the amount of its ultimate loss for such policy changes. MBIA has a case basis reserve with respect to one of the insured issues that it has restructured.

REINSURANCE Reinsurance enables the Company to cede exposure for purposes of increasing its capacity to write new business while complying with its single risk and credit guidelines. The rating agencies continuously review reinsurers providing coverage to the financial guarantee industry. Many of MBIA’s reinsurers have been downgraded over the past two years, and others remain under review. As of December 31, 2002, reinsurers rated Double-A and above represented 90% of MBIA’s ceded par. As a result of downgrades during 2003, this percentage as of December 31, 2003 was 56% and as of June 30, 2004 was 69%. The increase from December 31, 2003 was principally due to cessions to Channel Reinsurance Ltd. (Channel Re), a Triple-A rated reinsurer. When a reinsurer is downgraded, less capital credit is given to MBIA under rating agency models. The reduced capital credit has not and is not expected to have a material adverse effect on the Company. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including the downgrade of the reinsurers. The Company remains liable on a primary basis for all reinsured risks, and although the Company believes that its reinsurers remain capable of meeting their obligations, there can be no assurance that the reinsurers will be able to meet these obligations.

In 2003, MBIA launched several initiatives aimed at maximizing its Triple-A reinsurance capacity, including the investment of $25 million in RAM Reinsurance Company, a financial guarantee reinsurer located in Bermuda. RAM Reinsurance Company is rated AAA by S&P and Aa3 by Moody’s. The Company’s investment, among other things, enabled RAM Reinsurance Company to maintain its Triple-A rating.

On January 31, 2004, MBIA Insurance Corporation (MBIA Corp.), MBIA Insurance Corp. of Illinois (MBIA Illinois), MBIA Assurance S.A. (MBIA Assurance) and Capital Markets Assurance Corporation (CapMAC) reassumed portfolios of previously ceded transactions from Axa Re Finance S.A. (Axa Re) and Radian Reinsurance Inc. (Radian Re). On February 29, 2004, MBIA Corp., MBIA

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Illinois, MBIA Assurance and CapMAC reassumed portfolios of previously ceded transactions from American Re-Insurance Company (American Re) and Partner Reinsurance Company Ltd. (Partner Re). The following table sets forth the amounts reassumed from these reinsurers:

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

Also in February 2004, MBIA Corp. and Channel Re entered into treaty and facultative reinsurance arrangements whereby Channel Re agreed to provide committed reinsurance capacity to MBIA Corp. through June 30, 2008 and subject to renewal thereafter. Under these reinsurance arrangements, MBIA Corp. agreed to cede to Channel Re and Channel Re agreed to assume from MBIA Corp. varying percentages of designated policies issued by MBIA Corp. The amount of any policy subject to the committed reinsurance arrangements is based on the type of risk insured and on other factors.

In February 2004, MBIA Corp. and MBIA Assurance reinsured to Channel Re $26.3 billion of previously assumed in-force business and approximately $161.4 million of unearned premium reserves, which had no related case basis reserves. Subsequent to this cession, MBIA Corp. and MBIA Assurance have ceded new business to Channel Re.

On March 5, 2004, MBIA Corp. and CapMAC entered into an agreement with ASIA Ltd, a Singapore based insurer in which the Company indirectly held approximately 11% of the outstanding common stock. Pursuant to this agreement MBIA Corp. acquired substantially all of ASIA Ltd’s assets, which consisted primarily of cash resulting from the liquidation of ASIA Ltd’s investment portfolio, and assumed ASIA Ltd’s insurance obligations. MBIA Corp. assumed three insured exposures from ASIA Ltd with a par balance of $37.5 million, and CapMAC reassumed twenty exposures it previously reinsured with ASIA Ltd with an outstanding par balance of $331.7 million. MBIA Corp. and CapMAC received proceeds of $60.9 million representing $8.8 million of unearned premium

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

reserves, $19.4 million of case basis reserves and $32.7 million of unallocated reserves associated with the assumed portfolios.

As of June 30, 2004, the aggregate amount of insured par ceded by MBIA to reinsurers was $103 billion. The following table shows the percentage ceded to and reinsurance recoverable from reinsurers by S&P’s levels:

Reinsurers’ Standard & Poor’s Rating Range	Percent of Total Par Ceded	Reinsurance Recoverable (in thousands)
AAA	60.02%	$8,064
AA	9.07%	5,382
A	23.31%	13,538
Not Currently Rated	7.60%	318
Non-Investment Grade	—%	—

Total	100%	$27,302

The top two reinsurers within the AAA rating category represented approximately 44% of total par ceded by MBIA; the top two reinsurers within the AA rating category represented approximately 5% of total par ceded by MBIA; and the top two reinsurers within the A rating category represented approximately 23% of total par ceded by MBIA.

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

The Company’s policy acquisition costs, operating expenses and total insurance operating expenses, as well as related expense ratios, are shown in the following table:

In millions	2nd Quarter		Year-to-date		Percent Change
					2nd Quarter	Year-to- date
					2004 vs. 2003	2004 vs. 2003

	2004	2003	2004	2003
Gross expenses	$66	$65	$125	$120	1%	5%

Amortization of deferred acquisition costs	$16	$15	$32	$27	13%	17%
Operating	29	29	56	53	(1)%	6%

Total insurance operating expenses	$45	$44	$88	$80	3%	10%
Expense ratio:
GAAP	21.8%	23.7%	21.6%	23.2%
Statutory	9.4%	13.6%	18.4%	12.8%

In the six months ended June 30, 2004, the amortization of deferred acquisition costs increased 17% over the same period of 2003, in line with the increase in insurance premiums earned. The ratio of policy acquisition costs, net of deferrals, to earned premiums has remained steady at 8% for the six months ended June 30, 2004 and June 30, 2003. In addition, during the last three years ending December 31, 2003 there has been a decline in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. This declining ratio indicates the Company has deferred proportionately more revenues than expenses over the last three years. At June 30, 2004, this ratio increased slightly to 7.2% from 7.0% at December 31, 2003 due to an increase in expenses after ceding commission income and slightly lower business written in the first half of 2004.

Operating expenses increased 6% from $53 million for the six months ended June 30, 2003 to $56 million for the six months ended June 30, 2004. This increase was largely due to the expansion of the Company’s global operations.

Financial guarantee insurance companies use the statutory expense ratio (expenses divided by net premiums written) as a measure of expense management. The Company’s second quarter 2004 statutory expense ratio of 9.4% decreased from the second quarter 2003 ratio of 13.6%. For the six months ended June 30, 2004, the Company’s statutory expense ratio of 18.4% increased from the first half of 2003 ratio of 12.8%. The decrease in the quarter’s ratio is the result of higher premiums written and an increase in fee and ceding commission income while the increase in the six month ratio is largely due to a decrease in ceding commission income in the first quarter of 2004.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

VARIABLE INTEREST ENTITIES The Company provides structured funding and credit enhancement services to global finance clients through the use of certain MBIA-sponsored, bankruptcy-remote special purpose vehicles (SPVs) and through third-party SPVs. Third-party SPVs are used in a variety of structures guaranteed or managed by MBIA, whereby the Company has risks analogous to those of MBIA-sponsored SPVs. The Company has determined that such SPVs fall within the definition of a variable interest entity (VIE) under Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” Under the provisions of FIN 46, MBIA must determine whether it has a variable interest in a VIE and if so, whether that variable interest would cause MBIA to be the primary beneficiary. The primary beneficiary is the entity that will absorb the majority of the expected losses, receive the majority of the expected residual returns, or both, of the VIE and is required to consolidate the VIE.

In May 2003, the Company sponsored the formation of Toll Road Funding, Plc. (TRF). TRF is a conduit established to acquire a loan participation related to the financing of an Italian toll road and, at March 31, 2004 and December 31, 2003, had $1.5 billion of debt outstanding. Assets supporting the repayment of the debt were comprised of the loan participation and high-quality, liquid investments. Assets and liabilities of TRF have been included within “Conduit investments held-to-maturity” and “Conduit debt obligations,” respectively, on the Company’s balance sheet. TRF is a VIE, of which MBIA is the primary beneficiary. Therefore, while MBIA does not have a direct ownership interest in TRF, it is consolidated in the financial statements of the Company in accordance with FIN 46. In June 2004, the loan in which TRF participated was repaid in full. At that time, TRF repaid all of its outstanding debt obligations.

Third-party VIEs are used in a variety of structures insured or managed by MBIA. Under FIN 46, MBIA’s guarantee of the assets or liabilities of a VIE constitutes a variable interest and requires MBIA to assess whether it is the primary beneficiary. Additionally, the Company’s management of VIEs under asset management agreements may subject the Company to consolidation of such entities. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies. VIE assets and liabilities that are consolidated within MBIA’s financial statements may represent amounts above MBIA’s guarantee, although such excess amounts would ultimately have no impact on MBIA’s net income. VIE assets and liabilities consolidated in the Company’s financial statements at June 30, 2004 and December 31, 2003 are reported in “Variable interest entity assets” and

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

“Variable interest entity liabilities,” respectively, on the face of the Company’s balance sheet and totaled $600 million on both reporting dates.

INVESTMENT MANAGEMENT SERVICES

MBIA’s investment management operations have been consolidated under MBIA Asset Management, LLC (MBIA-AML) since 1998. MBIA-AML owns MBIA Municipal Investors Service Corp. (MBIA-MISC), MBIA Investment Management Corp. (IMC) and MBIA Capital Management Corp. (CMC), as well as Triple-A One Funding Corp. (Triple-A), Meridian Funding Company, LLC (Meridian) and Polaris Funding Company, LLC (Polaris) (collectively, the Conduits), which were consolidated in the third quarter of 2003. MBIA Global Funding, LLC (GFL) and Euro Asset Acquisition, Ltd. (EAAL), subsidiaries of the Company, also operate as part of the asset management business. Through these subsidiaries, the Company operates its investment agreement and medium-term note (MTN), fixed-income advisory services and conduit segments.

In May 2004, MBIA completed the sale of the assets of 1838 Investment Advisors, LLC (1838) to the management of 1838 and an investor group led by Orca Bay Partners, which resulted in an after-tax gain of $3.2 million. The sale of 1838 resulted from the Company’s decision to exit the equity advisory services market and, as such, the results of 1838 are reported as a discontinued operation in the financial statements of the Company. In accordance with GAAP, 1838’s results from prior periods have been reclassified to discontinued operations in the Company’s comparative income statement. Therefore, investment management services’ revenues and expenses exclude those related to 1838 for all periods presented. See Note 5 to the consolidated financial statements for additional information on 1838.

Investment management services operations net revenues were up 55% over the second quarter of 2003, while consolidated expenses were up 49%, resulting in an operating income increase of 64% compared with the second quarter of 2003. For the first six months of 2004, investment management services operations net revenues and expenses increased 41% and 57%, respectively, over 2003. The majority of the increase in both net revenues and expenses resulted from Conduit activities, which were not consolidated by the Company in the first half of 2003. Conduit results contributed proportionately more to the growth in expenses than to the growth in net revenues. Fixed-income ending assets under management as of June 30, 2004, which do not include Conduit assets, were $37 billion, 9% above the 2003 year-end level. Conduit assets are held to their contractual maturity and are originated and managed differently from those held as available-for-sale by the Company or those managed for third parties.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The following provides a summary of each of the segments in the investment management services operations:

The investment agreement and medium-term note segment is comprised of the activities of IMC, GFL and EAAL. IMC provides customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provides customized products for funds that are invested as part of asset-backed or structured product issuances. GFL raises funds through the issuance of medium-term notes with varying maturities (GFL MTNs), which are in turn guaranteed by MBIA Corp. GFL lends the proceeds of these GFL MTN issuances to the Company (GFL Loans). Under an agreement between the Company and MBIA Corp., the Company invests the proceeds of the GFL Loans in eligible investments (the GFL Investments), which consist of securities with a minimum Double-A quality. The GFL Investments are pledged to MBIA Corp. EAAL primarily purchases foreign assets as permitted under the Company’s investment guidelines.

Investment agreement and medium-term note income before gains and losses and taxes totaled $9 million in the second quarter of 2004 compared with $4 million in the second quarter of 2003 primarily due to strong growth in investment agreement revenues after interest expense. At June 30, 2004, principal and accrued interest outstanding on investment agreement and medium-term note obligations and securities sold under agreements to repurchase totaled $10.7 billion, compared with $9.3 billion at December 31, 2003. Assets supporting these agreements had market values of $10.8 billion and $9.4 billion at June 30, 2004 and December 31, 2003, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

The fixed-income advisory services segment is primarily comprised of the operations of MBIA-MISC and CMC. MBIA-MISC provides investment management programs including pooled investment products, customized asset management services and bond proceeds investment services. In addition, MBIA-MISC provides portfolio accounting and reporting for state and local governments including school districts. MBIA-MISC is a Securities and Exchange Commission (SEC)-registered investment adviser. CMC is a SEC-registered investment adviser and National Association of Securities Dealers member firm. CMC specializes in fixed-income management for institutional funds and provides investment management services to MBIA-MISC’s municipal cash management programs and the Company’s investment agreement, medium-term note, insurance and corporate investment portfolios.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Fixed-income advisory services income before gains and losses and taxes totaled $5 million in the second quarter of 2004 and 2003. For the first six months of 2004 and 2003, fixed-income advisory services income before gains and losses and taxes totaled $9 million and $11 million, respectively. MBIA-MISC had $12.5 billion in assets under management at June 30, 2004, up 12% from year-end 2003. While assets under management have increased, the low interest rate environment has had a negative impact on revenues. At June 30, 2004, the market value of CMC’s third-party assets under management was $4.1 billion, compared with $3.1 billion at year end 2003. The market value of assets related to the Company’s insurance and corporate investment portfolios managed by CMC were $9.8 billion at June 30, 2004 and December 31, 2003.

The conduit segment consists of the operations of Triple-A, Meridian and Polaris. On September 30, 2003, MBIA purchased the equity and acquired all controlling interests of these conduits, which are now reflected in the consolidated financial statements of the Company. The Conduits provide clients with an efficient source of funding, which may offer MBIA the opportunity to issue financial guarantee insurance policies. These entities purchase various types of financial instruments, such as debt securities, loans, lease receivables and trade receivables, and fund these purchases through the issuance of asset-backed short-term commercial paper or medium-term notes. The assets and liabilities within the medium-term note programs are managed primarily on a match-funded basis and may include the use of derivative hedges, such as interest rate and foreign currency swaps. By match-funding and hedging, the Conduits eliminate the risks associated with fluctuations in interest and foreign currency rates, indices and liquidity.

Typically, Conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs. All transactions currently funded in the Conduits were shadow-rated at least investment grade by Moody’s and S&P prior to funding. The weighted-average shadow rating for transactions currently funded in the Conduits was A+ by S&P and A1 by Moody’s at the time such transactions were funded. MBIA estimates that the weighted-average shadow rating of all outstanding Conduit transactions was A by S&P and A2 by Moody’s as of June 30, 2004.

Conduit segment income before gains and losses and taxes for the second quarter and first six months of 2004 was $2 million. The investments and debt obligations of the Conduits, along with the investments and debt obligations of TRF prior to their full repayment in June 2004, are reported separately as “Conduit investments held-to-maturity” and “Conduit debt obligations” on the face of the Company’s balance sheet. Certain of MBIA’s consolidated subsidiaries have invested in Conduit debt obligations or have received

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

compensation for services provided to the Conduits. As such, MBIA has eliminated intercompany transactions with the Conduits from its balance sheet and income statement. After the elimination of such intercompany assets and liabilities, Conduit investments and Conduit debt obligations were $6.1 billion and $5.7 billion, respectively, at June 30, 2004 and $8.4 billion and $7.8 billion, respectively, at December 31, 2003. The difference between the investments and debt obligations is primarily the result of the elimination of Conduit debt owned by other MBIA subsidiaries.

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

In the second quarter of 2004, the municipal services operations reported operating income of $226 thousand, compared with operating income of $127 thousand in the second quarter of 2003. A decrease in revenues of $1.7 million was offset by a decrease in expenses of $1.8 million. For the first six months of 2004, the municipal services operations reported operating income of $331 thousand, compared with operating income of $179 thousand for the same period of 2003.

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

On June 30, 2004, MBIA paid $51.5 million (after reinsurance) to the trustee for two of the securitizations as part of a clean-up call, which defeased the

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Company’s remaining exposure to these transactions. MBIA continues to insure the third securitization. Additional information is provided under Losses and Loss Adjustment Expenses in the Insurance Operations section included herein.

CORPORATE

NET INVESTMENT INCOME Net investment income of $3 million was up 11% on a quarter over quarter basis and was equal on a year over year basis at $5 million. Despite an average asset base growth for the quarter and the year at the holding company level of 39% and 32%, respectively, the low interest rate environment has decreased investment returns.

INTEREST EXPENSE The Company incurred $18 million of interest expense in the second quarter of 2004 compared with $17 million in the second quarter of 2003. For the first six months of 2004 and 2003, the Company incurred $36 million and $34 million of interest expense. 2003 interest expense reflected the benefit from an interest rate swap that was terminated in the fourth quarter of 2003.

CORPORATE EXPENSES Corporate expenses increased to $4 million in the second quarter of 2004 compared to $3 million in the second quarter of 2003. For the first six months of 2004, corporate expenses increased to $10 million from $7 million for the first six months of 2003. The increase for the first six months is largely related to the Company’s investment in ASIA Ltd.

GAINS AND LOSSES

NET REALIZED GAINS Net realized gains from investment security sales were $15 million for the second quarter of 2004, down 26% versus the second quarter of 2003, and consisted of gross realized gains of $49 million and gross realized losses of $34 million. In the second quarter of 2003, net realized gains were $21 million, consisting of gross realized gains of $32 million and gross realized losses of $11 million. For the six months ended June 30, 2004, net realized gains were $60 million, consisting of gross realized gains of $104 million and gross realized losses of $44 million. In the first half of 2003, net realized gains were $51 million, consisting of gross realized gains of $70 million and gross realized losses of $19 million. Realized gains in 2004 primarily resulted from the sale of a common stock investment the Company purchased in 2002.

NET GAINS OR LOSSES ON DERIVATIVE INSTRUMENTS AND FOREIGN EXCHANGE Net unrealized gains on derivative instruments and foreign exchange were $12

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

million for the second quarter of 2004 compared with $43 million of net gains in the same period of 2003. For the first six months of 2004, net gains were $1 million versus net gains of $103 million for the same period last year. Net gains or losses on derivative instruments and foreign exchange can be due to movements in credit spreads, interest rates and/or foreign currency rates. The net gain in the first half of 2004 of $1 million was primarily due to an increase in U.S. dollar interest rates resulting in higher market values on the Conduits’ pay fixed/receive floating U.S. dollar interest rate swaps. The Conduits are economically hedged for interest rate movements with the swaps, but the swaps do not qualify for hedge accounting treatment under Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities.”

Typically gains or losses on derivatives have been due to movements in credit spreads affecting the Company’s portfolio of synthetic CDOs. The insurance segment represents the majority of the derivatives when measured by notional values. However, credit spreads did not move significantly in the first half of 2004, therefore, the change in the value of derivatives was primarily attributable to movements in interest rates on the Conduits’ interest rate swaps.

TAXES

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, the effective tax rate fluctuates from time to time as the Company manages its investment portfolio on an after-tax total return basis. The effective tax rate for the second quarter of 2004 was 28.1% compared with 28.5% for the second quarter of 2003. For the six months of 2004 and 2003 the effective tax rate was 28.2% and 28.6%, respectively, including tax related to discontinued operations.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

CAPITAL RESOURCES

The Company carefully manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its Triple-A claims-paying ratings. At June 30, 2004, total claims-paying resources for MBIA Corp. stood at $12.8 billion, a 1% increase over year-end 2003. Claims-paying resources is a measure used by the financial guarantee industry to provide information about an insurer’s total statutory claims-paying capabilities. This measure includes an insurer’s statutory capital and other resources that are expected to be available to pay claims. Components of total claims-paying resources are shown in the following table:

	June 30, 2004	December 31, 2003	Percent Change
In millions			2004 vs. 2003
Capital and surplus	$3,823	$3,715	3%
Contingency reserve	2,422	2,368	2%

Capital base	6,245	6,083	3%
Unearned premium reserve	3,155	3,067	3%
Present value of installment premiums (1)	2,108	2,053	3%

Premium resources	5,263	5,120	3%
Loss and loss adjustment expense reserves	186	200	(7)%
Soft capital credit facilities	1,100	1,236	(11)%

Total claims-paying resources	$12,794	$12,639	1%

(1)	At June 30, 2004 and December 31, 2003 the discount rate was 4.7%.

Total shareholders’ equity at June 30, 2004 was $6.3 billion, with total long-term debt at $1.0 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital. The following table shows the Company’s long-term debt and the ratio used to measure it:

	June 30, 2004	December 31, 2003
Long-term debt (in millions)	$1,019	$1,022
Long-term debt to total capital	14%	14%

In August 1999, the Company announced that its Board of Directors had authorized the repurchase of 11.25 million shares of common stock of the Company after adjusting for the 2001 stock split. The Company began the repurchase program in the fourth quarter of 1999. As of June 30, 2004, the Company had repurchased a total of 10.8 million shares at an average price of $43.56 per share. In July 2004, the Company completed the repurchase of the remaining 448 thousand shares and received authorization from its Board of Directors to repurchase 1 million shares under a new repurchase program, of which 250 thousand shares have been repurchased. On August 5, 2004, the Company’s Board of Directors authorized the repurchase of an additional 14 million shares of common stock in connection with the new repurchase program.

The Company has various soft capital credit facilities, such as lines of credit and equity-based facilities at its disposal, which support its claims-paying resources. MBIA Corp. has a $700 million standby line of credit facility with a group of major Triple-A rated banks to provide funds for the payment of claims in excess of the greater of $900 million or 5% of average annual debt service with respect to public finance transactions. The agreement is for a seven-year term, which expires on October 31, 2010.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

At January 1, 2003, the Company maintained $211 million of stop-loss reinsurance coverage with three reinsurers. At the end of the third quarter of 2003, the Company elected not to renew two of the facilities with $175 million of coverage due to the rating downgrades of the stop-loss providers. In addition, at the end of 2003, MBIA Corp. elected not to renew the remaining $35.7 million of stop-loss reinsurance coverage effective January 1, 2004.

MBIA Inc. also maintained two ten-year annually renewable facilities maturing in 2011 and 2012 for $100 million and $50 million, respectively. These facilities allowed the Company to issue subordinated securities and could be drawn upon if the Company incurred cumulative losses (net of any recoveries) above an annually adjusted (at year end) attachment point, which was $1.76 billion at the end of 2003. The $50 million facility was not renewed in the fourth quarter of 2003 due to a rating downgrade of the related provider and the $100 million facility was terminated in the second quarter of 2004.

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

LIQUIDITY

Cash flow needs at the parent company level are primarily for dividends to its shareholders and interest payments on its debt. Liquidity and operating cash requirements of the Company are met by its cash flows generated from operations, which were more than adequate in the first half of 2004. Management of the Company believes that cash flows from operations will be

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

sufficient to meet the Company’s liquidity and operating cash requirements for the foreseeable future.

Cash requirements have historically been met by upstreaming dividend payments from MBIA Corp., which generates substantial cash flow from premium writings and investment income. In the first six months of 2004, the Company’s operating cash flow from continuing operations totaled $414.2 million compared with $468.8 million in the first six months of 2003. The majority of net cash provided by operating activities is generated from the Company’s insurance operations.

Under New York State insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In MBIA Corp.’s case, dividends in any 12-month period cannot be greater than 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements. MBIA Corp. declared and paid dividends to MBIA Inc. of $90 million and $100 million in the first and second quarters of 2004, respectively. Based upon the filing of its second quarter statutory financial statements, MBIA Corp. has dividend capacity of $72 million without special regulatory approval and estimates this capacity to increase to $132 million by the end of the third quarter of 2004. Based on the projected future earnings of MBIA Corp., the Company believes MBIA Corp.’s dividend capacity will continue to be replenished each quarter. Management expects the dividend capacity of MBIA Corp. to be comparable to the current level for the foreseeable future.

The Company has significant liquidity supporting its businesses. At June 30, 2004, cash equivalents and short-term investments totaled $2.4 billion. If, for any reason, significant cash flow reductions occur in any of its businesses, MBIA has alternatives for meeting ongoing cash requirements. They include selling or pledging its fixed-income investments in its investment portfolio, tapping existing liquidity facilities and new borrowings.

In addition, the Company has substantial external borrowing capacity. It maintained two short-term bank lines totaling $675 million, which the Company reduced to $500 million on April 15, 2004. These bank lines are maintained with a group of highly rated global banks and are currently comprised of a $167 million facility with a term of 364 days and a $333 million facility with a five-year term. At June 30, 2004, there were no balances outstanding under these agreements.

The investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

short-term investments. At June 30, 2004, the fair value of the consolidated investment portfolio was $27 billion, as shown below:

	June 30, 2004	December 31, 2003	Percent Change
In millions			2004 vs. 2003
Insurance operations:
Amortized cost	$9,482	$9,170	3%
Unrealized gain	302	533	(43)%

Fair value	$9,784	$9,703	1%

Corporate:
Amortized cost	$283	$250	13%
Unrealized gain	3	4	(30)%

Fair value	$286	$254	12%

Investment agreement, medium-term note and conduit:
Amortized cost	$16,706	$17,407	(4)%
Unrealized gain	187	343	(45)%

Fair value	$16,893	$17,750	(5)%

Total portfolio at fair value	$26,963	$27,707	(3)%

The increase in insurance-related investments in the first half of 2004 was the result of positive cash flow from operations. The fair value of investments related to the investment agreement and medium-term note businesses increased to $10.8 billion, from $9.4 billion at December 31, 2003, as a result of growth in the GFL medium-term note program. Conduit investments decreased $2.3 billion primarily due to the repayment of TRF assets. The decrease in unrealized gains in all portfolios represents a depreciation in the value of the Company’s fixed-maturity investments due to rising interest rates.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The fixed-maturity investment portfolios are considered to be available-for-sale, with the exception of the Conduit portfolios, and the differences between fair value and amortized cost, net of applicable taxes, are reflected in accumulated other comprehensive income in shareholders’ equity. Fair value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates occurring after a fixed-income security is purchased, although other factors influence fair value, including credit-related actions, supply and demand forces and other market factors. The weighted-average credit quality of the Company’s fixed-income portfolios has been maintained at Double-A since its inception. The quality distribution of the Company’s fixed-maturity investment portfolios, which is based on ratings from Moody’s as of June 30, 2004, is presented in the following table:

	Insurance		Investment Management Services		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Aaa	$5,579	65%	$6,655	68%	$12,234	66%
Aa	1,677	19%	1,602	16%	3,279	18%
A	1,335	15%	1,494	15%	2,829	15%
Baa	68	1%	105	1%	173	1%

Total	$8,659	100%	$9,856	100%	$18,515	100%

When the Company holds these investments to maturity, unrealized gains or losses currently recorded in accumulated other comprehensive income in the shareholders’ equity section of the balance sheet will decrease over time as the investments approach maturity. As a result, the Company expects to realize a value substantially equal to amortized cost. However, when investments are sold prior to maturity, the Company will realize any gains or losses in current net income. The Conduit portfolios are considered held-to-maturity, as the Company has the ability and intent to hold these investments to their contractual maturity. Therefore, these portfolios are reported at amortized cost and are not adjusted to reflect unrealized changes in fair value.

MBIA’s consolidated investment portfolio, excluding conduit investments (the Investment Portfolio), includes investments that are insured by MBIA Corp. (MBIA Insured Investments). As of June 30, 2004, the Investment Portfolio was $20.9 billion, of which $4.7 billion, or 22%, consisted of MBIA Insured Investments. Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the Investment Portfolio, as of June 30, 2004, based on the actual or estimated underlying ratings (i) the weighted average rating of the Investment Portfolio would be in the Double-A range, (ii) the average weighted rating of just the MBIA Insured Investments in the Investment Portfolio would be in the Single-A range and (iii) approximately 1.3% of the Investment Portfolio would be rated below investment grade. See the “Investment Management Services” section for additional disclosure on Conduit investment credit ratings.

The Company generates significant liquidity from its operations. Because of its risk management policies and procedures, diversification and reinsurance, the Company believes that the occurrence of an event that would significantly adversely affect liquidity is unlikely.

PART I - FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes in the Company’s market risk during the quarter ended June 30, 2004. For additional information on market risk, refer to page 41 of the Company’s 2003 Annual Report or Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the heading “Market Risk” of the Company’s Form 10-K for the year ended December 31, 2003.

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

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the fiscal quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2002, MBIA Insurance Corporation (MBIA Corp.) filed suit against Royal Indemnity Company (Royal), in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $344 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal has filed an action seeking a declaration that it is not obligated to pay on its policies. If Royal does not honor its policies, MBIA Corp. will be required to make payment on the notes it insured, and will incur material losses under its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. While Royal has appealed the order, MBIA Corp. expects that the order will be upheld on appeal. As part of the appeals process, which the Company expects to be initiated quickly, Royal has pledged $373 million of investment grade collateral to MBIA Corp. to secure the entire amount of the judgment, with interest, and has agreed to post additional security for future claims and interest. The Federal District Court has ordered Royal to comply with the pledge agreement.

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

The trustee in bankruptcy for Student Finance Corporation (SFC), the entity that originated the vocational student loans, has filed claims against the MBIA Corp. insured trusts formed by SFC affiliates to securitize the student loans asserting that $46.9 million in funds transferred by SFC to the insured trusts were fraudulent transfers that should be returned to SFC’s bankruptcy estate. MBIA Corp., along with others, has been named as a party in the lawsuit. In the event that the court orders that these funds are to be paid to SFC’s bankruptcy estate, MBIA Corp. may be required under its financial guarantee policies to make payments to the insured securitization trusts.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 to April 30, 2004	275,559	$61.74	267,000	1,353,000
May 1 to May 31, 2004	227,894	$55.36	186,200	1,166,800
June 1 to June 30, 2004	734,491	$56.29	719,000	447,800

(1)	65,744 shares were purchased by the Company for settling awards under the Company’s long-term incentive plans.

(2)

On August 3, 1999, the Company announced that its Board of Directors had authorized the repurchase of up to 7.5 million of outstanding common shares. On March 15, 2001, the Company announced that its Board of Directors approved a 3-for-2 stock split by means of a stock dividend and the number of authorized outstanding common shares under the repurchase plan increased to 11.25 million shares. The Company will only repurchase shares under this program when it is economically attractive and within rating agency constraints, including the Triple-A claims-paying ratings of MBIA Insurance Corporation and its subsidiaries. In July 2004, the Company completed the repurchase of the remaining 447,800 shares and received authorization from its Board of Directors to repurchase 1 million shares under a new repurchase program, of which 250 thousand shares have been repurchased. On August 5, 2004, the Company’s Board of Directors authorized the repurchase of an additional 14 million shares of common stock in connection with the new repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Shareholders of the Company held on May 6, 2004, and received the votes set forth below:

1: The proposal to ratify the Company’s Board of Directors was adopted with the following number of votes per director:

Nominees	In Favor	Withheld
Joseph W. Brown	124,950,356	2,705,659
C. Edward Chaplin	124,644,933	3,011,082
David C. Clapp	126,567,873	1,088,420
Gary C. Dunton	125,016,731	2,639,284
Claire L. Gaudiani	125,056,293	2,599,722
Freda S. Johnson	123,176,812	4,479,203
Daniel P. Kearney	125,024,066	2,631,949
James A. Lebenthal	123,088,143	4,567,872
Debra J. Perry	126,599,280	1,056,735
John A. Rolls	124,607,369	3,048,646

2: The proposal to ratify the appointment of PricewaterhouseCoopers LLP, Certified Public Accountants, as independent auditors for the Company for 2004 was adopted, with 119,136,766 votes in favor, 7,701,803 votes against and 817,446 votes abstaining.

Item 5.	Other Information

Changes in Executive Officers

As announced in its succession plan in March 2004, the Board of Directors of MBIA Inc. named Gary C. Dunton as chief executive officer, effective on May 6, 2004. Formerly president of MBIA, Mr. Dunton succeeds Joseph W. Brown, who will continue as executive chairman through 2007.

Neil G. Budnick, who was chief financial officer, was named president of MBIA Insurance Corporation, responsible for the Company’s global public and structured finance businesses.

Nicholas Ferreri has been named chief financial officer of MBIA Inc. Mr. Ferreri will also serve on the Executive Policy Committee, the Company’s senior policy-making arm.

Clifford D. Corso will be named president of MBIA Asset Management, LLC. Mr. Corso will assume this position on September 30, 2004, upon the retirement of W. Thacher Brown.

Christopher Weeks has been named head of MBIA Insurance Corporation’s international operations. Mr. Weeks succeeds Vice Chairman John B. Caouette, who will be leading strategic initiatives for the Company until his retirement in early 2005.

Mitchell I. Sonkin, previously a senior partner and co-chair of the Financial Restructuring Group of the international law firm of King & Spalding, has been named head of MBIA Insurance Corporation’s Insured Portfolio Management Division. Mr. Sonkin succeeds Richard L. Weill, who retired in the second quarter of 2004.

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

(b) Reports on Form 8-K:

The Company filed two reports on Form 8-K during the second quarter of 2004. On May 4, 2004, the Company issued a press release announcing its results for the three months ended March 31, 2004. On May 6, 2004, the Company entered into executive compensation plans and arrangements with Joseph W. Brown, executive chairman, and Gary C. Dunton, chief executive officer. In addition, on May 6, 2004, the Company issued two press releases announcing the naming of Gary C. Dunton as chief executive officer, Joseph W. Brown continuing as executive chairman, Neil G. Budnick’s promotion to president of MBIA Insurance Corporation and the naming of Nicholas Ferreri as chief financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC.
Registrant

Date: August 6, 2004	/s/ Nicholas Ferreri
Nicholas Ferreri
Chief Financial Officer

Date: August 6, 2004	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)