Form 10-Q
period 2004-09-30
MBIA INC
filed 2004-11-05
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

Yes ☒ No ☐

As of October 15, 2004 there were outstanding 140,725,263 shares of Common Stock, par value $1 per share, of the registrant.

(2)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except per share amounts)

	September 30, 2004	December 31, 2003
Assets
Investments:
Fixed-maturity securities held as available-for-sale at fair value (amortized cost $18,384,292 and $15,628,937)	$19,270,348	$16,493,338
Conduit investments held-to-maturity at amortized cost (fair value $6,087,278 and $8,450,587)	6,002,934	8,386,280
Investment agreement portfolio pledged as collateral at fair value (amortized cost $431,511 and $581,633)	437,228	596,366
Short-term investments at amortized cost (which approximates fair value)	2,013,085	1,873,477
Other investments	261,941	357,346

Total investments	27,985,536	27,706,807
Cash and cash equivalents	241,100	172,129
Accrued investment income	294,985	269,610
Deferred acquisition costs	345,243	319,728
Prepaid reinsurance premiums	563,630	535,728
Reinsurance recoverable on unpaid losses	32,492	61,085
Goodwill	79,406	79,406
Property and equipment, at cost (less accumulated depreciation of $105,148 and $94,944)	115,307	120,691
Receivable for investments sold	174,374	20,376
Derivative assets	234,428	256,744
Variable interest entity assets	600,307	600,322
Other assets	133,627	125,108

Total assets	$30,800,435	$30,267,734

Liabilities and Shareholders’ Equity
Liabilities:
Deferred premium revenue	$3,163,773	$3,079,851
Loss and loss adjustment expense reserves	567,830	559,510
Investment agreement and medium-term note obligations	11,183,068	8,840,125
Securities sold under agreements to repurchase	372,049	505,883
Conduit debt obligations	5,655,868	7,848,060
Short-term debt	58,745	57,337
Long-term debt	1,018,959	1,021,795
Current income taxes	18,661	14,554
Deferred income taxes, net	532,991	552,740
Deferred fee revenue	19,444	21,543
Payable for investments purchased	240,535	47,059
Derivative liabilities	415,987	437,683
Variable interest entity liabilities	600,307	600,322
Other liabilities	420,903	422,257

Total liabilities	24,269,120	24,008,719

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding — none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares — 157,137,406 and 153,551,061	155,137	153,551
Additional paid-in capital	1,388,095	1,295,638
Retained earnings	5,101,003	4,593,486
Accumulated other comprehensive income, net of deferred income tax of $300,436 and $337,175	562,552	632,623
Unearned compensation—restricted stock	(38,457)	(12,299)
Treasury stock, at cost — 13,771,872 and 9,675,887 shares	(637,015)	(403,984)

Total shareholders’ equity	6,531,315	6,259,015

Total liabilities and shareholders’ equity	$30,800,435	$30,267,734

The accompanying notes are an integral part of the consolidated financial statements.

(3)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands except per share amounts)

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Insurance
Revenues:
Gross premiums written	$255,609	$346,052	$833,211	$961,293
Ceded premiums	(51,914)	(70,095)	(136,169)	(189,785)

Net premiums written	203,695	275,957	697,042	771,508
Scheduled premiums earned	169,873	158,784	500,144	451,025
Refunding premiums earned	31,904	35,574	109,755	90,184

Premiums earned (net of ceded premiums of $38,942, $59,953, $139,344 and $178,273)	201,777	194,358	609,899	541,209
Net investment income	117,363	106,328	354,060	320,477
Advisory fees	6,156	12,272	29,211	42,916

Total insurance revenues	325,296	312,958	993,170	904,602
Expenses:
Losses and LAE incurred	20,384	19,052	60,017	54,122
Amortization of deferred acquisition costs	15,680	15,354	47,759	42,755
Operating	26,485	24,315	82,588	77,276

Total insurance expenses	62,549	58,721	190,364	174,153
Insurance income	262,747	254,237	802,806	730,449

Investment management services
Revenues	142,323	98,944	390,039	283,883
Interest expense	106,431	73,588	289,904	212,974

Net revenues	35,892	25,356	100,135	70,909
Expenses	19,620	12,625	56,964	36,434

Investment management services income	16,272	12,731	43,171	34,475

Municipal services
Revenues	8,245	6,672	19,956	20,133
Expenses	7,633	6,420	19,013	19,702

Municipal services income	612	252	943	431

Corporate
Net investment income	1,934	2,179	6,511	6,760
Interest expense	17,798	16,983	53,343	50,864
Corporate expenses	4,174	2,294	14,134	9,341

Corporate loss	(20,038)	(17,098)	(60,966)	(53,445)

Gains and losses
Net realized gains	304	17,979	59,971	68,958
Net gains (losses) on derivative instruments and foreign exchange	(1,914)	872	(630)	104,213

Net gains and losses	(1,610)	18,851	59,341	173,171

Income from continuing operations before income taxes	257,983	268,973	845,295	885,081
Provision for income taxes	71,937	79,690	237,228	255,450

Income from continuing operations	186,046	189,283	608,067	629,631
Income (loss) from discontinued operations, net of tax	—	1,102	(481)	1,934
Gain on sale of discontinued operations, net of tax	—	—	3,178	—

Income from discontinued operations	—	1,102	2,697	1,934

Net income	$186,046	$190,385	$610,764	$631,565

Net income per common share:
Basic	$1.32	$1.33	$4.28	$4.40
Diluted	$1.29	$1.31	$4.19	$4.36
Weighted-average common shares outstanding:
Basic	141,408,855	143,256,514	142,819,366	143,474,181
Diluted	144,125,409	145,119,028	145,781,763	144,994,227

Gross revenues from continuing operations	476,188	439,604	1,469,017	1,388,549
Gross expenses from continuing operations	218,205	170,631	623,722	503,468

The accompanying notes are an integral part of the consolidated financial statements.

(4)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the nine months ended September 30, 2004

(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation- Restricted Stock	Treasury Stock		Total Shareholders' Equity
	Shares	Amount					Shares	Amount
Balance, January 1, 2004	153,551	$153,551	$1,295,638	$4,593,486	$632,623	$(12,299)	(9,676)	$(403,984)	$6,259,015
Comprehensive income:
Net income	—	—	—	610,764	—	—	—	—	610,764
Other comprehensive loss:
Change in unrealized appreciation of investments net of change in deferred income taxes of $(32,656)	—	—	—	—	(63,368)	—	—	—	(63,368)
Change in fair value of derivative instruments net of change in deferred income taxes of $(6,376)	—	—	—	—	(11,841)	—	—	—	(11,841)
Change in foreign currency translation net of change in deferred income taxes of $2,293	—	—	—	—	5,138	—	—	—	5,138

Other comprehensive loss									(70,071)

Comprehensive income									540,693

Treasury shares acquired	—	—	—	—	—	—	(4,096)	(233,031)	(233,031)
Stock-based compensation	1,586	1,586	94,218	—	—	(26,158)	—	—	69,646
Capital issuance costs	—	—	(1,761)	—	—	—	—	—	(1,761)
Dividends (declared per common share $0.720, paid per common share $0.680)	—	—	—	(103,247)	—	—	—	—	(103,247)

Balance, September 30, 2004	155,137	$155,137	$1,388,095	$5,101,003	$562,552	$(38,457)	(13,772)	$(637,015)	$6,531,315

The accompanying notes are an integral part of the consolidated financial statements.

2004
Disclosure of reclassification amount:
Change in unrealized appreciation of investments arising during the period, net of taxes	$(3,539)
Reclassification adjustment, net of taxes	(59,829)

Change in net unrealized appreciation, net of taxes	$(63,368)

(5)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended September 30
	2004	2003
Cash flows from operating activities of continuing operations:
Net income	$610,764	$631,565
Income (loss) from discontinued operations, net of tax	(481)	1,934
Gain on sale of discontinued operations, net of tax	3,178	—

Net income from continuing operations	608,067	629,631
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Increase in accrued investment income	(25,375)	(11,418)
Increase in deferred acquisition costs	(25,515)	(7,261)
Increase in prepaid reinsurance premiums	(27,902)	(17,066)
Increase in deferred premium revenue	83,922	247,365
Increase (decrease) in loss and loss adjustment expense reserves	8,320	(19,667)
(Increase) decrease in reinsurance recoverable on unpaid losses	28,593	(12,203)
Depreciation	10,204	10,904
Amortization of bond discount, net	37,692	14,346
Net realized gains on sale of investments	(59,971)	(68,958)
Current income tax provision	4,107	12,695
Deferred income tax provision	16,226	34,092
Net (gains) losses on derivative instruments and foreign exchange	630	(104,213)
Stock option compensation	16,156	19,872
Other, net	9,186	47,836

Total adjustments to net income	76,273	146,324

Net cash provided by operating activities of continuing operations	684,340	775,955

Cash flows from investing activities of continuing operations:
Purchase of fixed-maturity securities, net of payable for investments purchased	(6,377,166)	(10,100,711)
Sale of fixed-maturity securities, net of receivable for investments sold	5,183,061	8,306,679
Redemption of fixed-maturity securities, net of receivable for investments redeemed	631,247	1,387,689
Sale (purchase) of short-term investments	204,169	(154,382)
Sale (purchase) of other investments	75,798	(41,758)
Purchases for investment agreement and medium-term note portfolios, net of payable for investments purchased	(11,469,730)	(9,024,559)
Sales for investment agreement and medium-term note portfolios, net of receivable for investments sold	9,213,312	7,658,883
Purchase of conduit investments	(60,940)	(1,436,295)
Acquisition of conduits	—	1,134
Redemptions of conduit investments	2,383,541	—
Capital expenditures	(5,801)	(6,959)
Disposal of capital assets	2,255	14

Net cash used by investing activities of continuing operations	(220,254)	(3,410,265)

Cash flows from financing activities of continuing operations:
Net proceeds from issuance of short-term debt	1,408	39,823
Net proceeds from issuance of conduit debt obligations	—	1,434,737
Net repayment for retirement of conduit debt obligations	(2,315,572)	—
Other borrowings	—	30,000
Dividends paid	(98,102)	(82,178)
Purchase of treasury stock	(233,031)	(59,122)
Proceeds from issuance of investment agreement and medium-term note obligations	5,999,688	4,157,323
Payments for drawdowns of investment agreement and medium-term note obligations	(3,666,349)	(2,911,337)
Securities sold under agreements to repurchase, net	(133,834)	86,531
Capital issuance costs	(1,761)	(3,502)
Exercise of stock options	37,721	17,434

Net cash provided (used) by financing activities of continuing operations	(409,832)	2,709,709

Discontinued operations:
Net cash provided (used) by discontinued operations	14,717	(5,444)

Net increase in cash and cash equivalents	68,971	69,955
Cash and cash equivalents - beginning of period	172,129	83,218

Cash and cash equivalents - end of period	$241,100	$153,173

Supplemental cash flow disclosures:
Income taxes paid	$213,108	$205,661
Interest paid:
Investment agreements and medium-term notes	$216,355	$196,023
Long-term debt	$50,965	$50,868

The accompanying notes are an integral part of the consolidated financial statements.

(6)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (GAAP). These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2003 for MBIA Inc. and Subsidiaries (the Company). The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements include the accounts of MBIA Inc., its wholly owned subsidiaries and other entities required by GAAP. All significant intercompany balances have been eliminated. Business segment results are presented net of all material intersegment transactions.

2.	Dividends Declared

Dividends declared by the Company during the nine months ended September 30, 2004 were $103.2 million.

(7)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3.	Net Income per Common Share

The following is a reconciliation of basic and diluted earnings per share for the third quarter and first nine months of 2004 and 2003:

	3rd Quarter		Year-to-date
In millions except per share amounts	2004	2003	2004	2003
Income from continuing operations, net of tax	$186	$189	$608	$630
Income from discontinued operations, net of tax	0	1	3	2

Net income	$186	$190	$611	$632

Diluted weighted-average shares:
Basic weighted-average shares outstanding	141.4	143.2	142.8	143.5
Effect of stock options	2.7	1.9	3.0	1.5

Diluted weighted-average shares	144.1	145.1	145.8	145.0

Basic EPS:
Income from continuing operations	$1.32	$1.32	$4.26	$4.39
Income from discontinued operations	0.00	0.01	0.02	0.01

Net income	$1.32	$1.33	$4.28	$4.40

Diluted EPS:
Income from continuing operations	$1.29	$1.30	$4.17	$4.34
Income from discontinued operations	0.00	0.01	0.02	0.01

Net income *	$1.29	$1.31	$4.19	$4.36

*	Due to rounding, income from operations may not add to net income.

For the three and nine months ended September 30, 2004 and September 30, 2003, there were 2,466,960, 2,247,601, 4,807,368 and 7,109,948 stock options outstanding, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

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

(8)

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

Reportable segment results are presented net of material intersegment transactions. The following tables summarize the Company’s pre-tax operations for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30, 2004
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues (a)	$325,296	$142,323	$8,245	$1,934	$477,798
Interest expense	—	(106,431)	—	(17,798)	(124,229)

Net revenues	325,296	35,892	8,245	(15,864)	353,569
Expenses	(62,549)	(19,620)	(7,633)	(4,174)	(93,976)

Income (loss)	262,747	16,272	612	(20,038)	259,593
Gains and losses (b)	1,513	(3,465)	(48)	390	(1,610)

Income (loss) from continuing operations	264,260	12,807	564	(19,648)	257,983

Identifiable assets	$11,918,897	$18,377,639	$25,771	$478,123	$30,800,430

(9)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Three months ended September 30, 2003
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues (a)	$312,958	$98,944	$6,672	$2,179	$420,753
Interest expense	—	(73,588)	—	(16,983)	(90,571)

Net revenues	312,958	25,356	6,672	(14,804)	330,182
Expenses	(58,721)	(12,625)	(6,420)	(2,294)	(80,060)

Income (loss)	254,237	12,731	252	(17,098)	250,122
Gains and losses (b)	16,818	659	(58)	1,432	18,851

Income (loss) from continuing operations	271,055	13,390	194	(15,666)	268,973

Identifiable assets	$12,283,964	$17,217,207	$28,061	$582,496	$30,111,728

	Nine months ended September 30, 2004
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues (a)	$993,170	$390,039	$19,956	$6,511	$1,409,676
Interest expense	—	(289,904)	—	(53,343)	(343,247)

Net revenues	993,170	100,135	19,956	(46,832)	1,066,429
Expenses	(190,364)	(56,964)	(19,013)	(14,134)	(280,475)

Income (loss)	802,806	43,171	943	(60,966)	785,954
Gains and losses (b)	66,022	(6,404)	(91)	(186)	59,341

Income (loss) from continuing operations	868,828	36,767	852	(61,152)	845,295

Identifiable assets	$11,918,897	$18,377,639	$25,771	$478,123	$30,800,430

	Nine months ended September 30, 2003
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues (a)	$904,602	$283,883	$20,133	$6,760	$1,215,378
Interest expense	—	(212,974)	—	(50,864)	(263,838)

Net revenues	904,602	70,909	20,133	(44,104)	951,540
Expenses	(174,153)	(36,434)	(19,702)	(9,341)	(239,630)

Income (loss)	730,449	34,475	431	(53,445)	711,910
Gains and losses (b)	144,255	16,318	109	12,489	173,171

Income (loss) from continuing operations	874,704	50,793	540	(40,956)	885,081

Identifiable assets	$12,283,964	$17,217,207	$28,061	$582,496	$30,111,728

(a)	Represents the sum of net premiums earned, net investment income, advisory fees, investment management fees and other fees.

(b)	Represents gains and losses from investment securities, derivative instruments and foreign exchange.

(10)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following tables summarize the segments within the investment management services operations for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30, 2004
In thousands	Investment Agreements and MTNs	Fixed- Income Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues	$109,408	$11,581	$29,274	$(7,940)	$142,323
Interest expense	(84,937)	—	(22,485)	991	(106,431)

Net revenues	24,471	11,581	6,789	(6,949)	35,892
Expenses	(14,687)	(7,204)	(4,678)	6,949	(19,620)

Income (loss)	9,784	4,377	2,111	—	16,272
Gains and losses (a)	3,611	(705)	(6,371)	—	(3,465)

Income (loss) from continuing operations	13,395	3,672	(4,260)	—	12,807

Identifiable assets	$12,486,580	$62,041	$6,080,688	$(251,670)	$18,377,639

	Three months ended September 30, 2003
In thousands	Investment Agreements and MTNs	Fixed- Income Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues	$88,407	$13,467	$—	$(2,930)	$98,944
Interest expense	(73,588)	—	—	—	(73,588)

Net revenues	14,819	13,467	—	(2,930)	25,356
Expenses	(5,844)	(8,991)	—	2,210	(12,625)

Income (loss)	8,975	4,476	—	(720)	12,731
Gains and losses (a)	1,638	(979)	—	—	659

Income (loss) from continuing operations	10,613	3,497	—	(720)	13,390

Identifiable assets	$9,815,547	$58,496	$7,688,697	$(345,533)	$17,217,207

	Nine months ended September 30, 2004
In thousands	Investment Agreements and MTNs	Fixed- Income Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues	$287,235	$37,327	$76,270	$(10,793)	$390,039
Interest expense	(234,880)	—	(57,884)	2,860	(289,904)

Net revenues	52,355	37,327	18,386	(7,933)	100,135
Expenses	(26,002)	(23,834)	(14,298)	7,170	(56,964)

Income (loss)	26,353	13,493	4,088	(763)	43,171
Gains and losses (a)	(7,398)	(1,229)	2,223	—	(6,404)

Income (loss) from continuing operations	18,955	12,264	6,311	(763)	36,767

Identifiable assets	$12,486,580	$62,041	$6,080,688	$(251,670)	$18,377,639

(11)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Nine months ended September 30, 2003
In thousands	Investment Agreements and MTNs	Fixed- Income Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues	$251,437	$38,877	$—	$(6,431)	$283,883
Interest expense	(212,974)	—	—	—	(212,974)

Net revenues	38,463	38,877	—	(6,431)	70,909
Expenses	(18,489)	(23,655)	—	5,710	(36,434)

Income (loss)	19,974	15,222	—	(721)	34,475
Gains and losses (a)	14,636	1,682	—	—	16,318

Income (loss) from continuing operations	34,610	16,904	—	(721)	50,793

Identifiable assets	$9,815,547	$58,496	$7,688,697	$(345,533)	$17,217,207

(a)	Represents gains and losses from investment securities, derivative instruments and foreign exchange.

An increasingly significant portion of premiums reported within the insurance segment are generated outside the United States. The following table summarizes net premiums earned by geographic location of risk for each period presented:

	3rd Quarter		Year-to-date
In thousands	2004	2003	2004	2003
Net premiums earned:
United States	$152,804	$153,637	$465,920	$435,573
Non-United States	48,973	40,721	143,979	105,636

Total	$201,777	$194,358	$609,899	$541,209

5.	Sale of 1838 Investment Advisors, LLC

In May 2004, the Company completed the sale of the assets of 1838, a full service equity-focused asset management firm, to the management of 1838 together with an investor group led by Orca Bay Partners, which resulted in a $3.2 million after-tax gain. The sale of 1838 resulted from the Company’s decision to exit the equity advisory market and focus on fixed-income asset management. 1838 comprised the equity advisory services segment of the Company’s investment management services operations.

As the sale was completed during the second quarter of 2004, the Company had no income/(loss) from discontinued operations for the three month period ending September 30, 2004. However, income/(loss), net of tax, for the three month period ending September 30, 2003 was income of $1.1 million. Income/(loss) from discontinued operations, net of tax, for the nine month period ending September 30, 2004 and 2003 was a loss of $481 thousand and income of $1.9 million, respectively.

(12)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table reports the amounts included in income/(loss) from discontinued operations before income taxes:

	3rd Quarter		Year-to-date
In thousands	2004	2003	2004	2003
Revenues	$0	$4,562	$5,494	$14,617
Expenses	0	3,157	6,165	11,421

Income/(loss) before income taxes	$0	$1,405	$(671)	$3,196

Identifiable assets as of September 30, 2004 were $5 thousand and primarily consisted of cash. Identifiable assets as of September 30, 2003 were $24.3 million and primarily consisted of cash, goodwill, property and equipment and other miscellaneous assets.

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

OVERVIEW

MBIA Inc., through its subsidiaries, is a leading provider of financial guarantee products and specialized financial services. MBIA provides innovative and cost-effective products and services that meet the credit enhancement, financial and investment needs of its public- and private-sector clients worldwide. MBIA manages these activities through three principal business operations: insurance, investment management services and municipal services. The Company’s corporate operations include revenues and expenses that relate to general corporate activities and not to one of the Company’s three principal business operations. Results of operations included herein are presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The following table presents highlights of the Company’s consolidated financial results for the three months and nine months ended September 30, 2004 and 2003. Items listed under “Effect on net income” are items that management commonly identifies for the readers of its financial statements because they are the result of changes in accounting standards, a by-product of the Company’s operations or due to general market conditions beyond the control of the Company.

	3rd Quarter		Year-to-date
In millions except per share amounts	2004	2003	2004	2003
Revenues:
Insurance	$325	$313	$993	$905
Investment management services	142	99	390	284
Municipal services	8	7	20	20
Other	3	20	67	76
Net gains (losses) on derivative instruments and foreign exchange	(2)	1	(1)	104

Gross revenues from continuing operations	476	440	1,469	1,389
Expenses:
Insurance	63	59	190	174
Investment management services	126	86	347	249
Municipal services	7	7	19	20
Other	22	19	68	60

Gross expenses from continuing operations	218	171	624	503
Income from continuing operations, net of tax	186	189	608	630
Income from discontinued operations, net of tax	0	1	3	2

Net income	$186	$190	$611	$632

Net income per share information:*
Net income	$1.29	$1.31	$4.19	$4.36
Effect on net income:
Income from discontinued operations	$0.00	$0.01	$0.02	$0.01
Realized gains	$0.07	$0.16	$0.54	$0.48
Realized losses	$(0.07)	$(0.08)	$(0.27)	$(0.17)

Net realized gains	$0.00	$0.08	$0.27	$0.31
Net gains (losses) on derivative instruments and foreign exchange	$(0.01)	$0.00	$0.00	$0.47
Accelerated premium earned from refunded issues	$0.13	$0.15	$0.45	$0.37

*	All per share calculations are diluted.

(15)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

In the third quarter of 2004, consolidated revenues were $476 million compared with $440 million in the third quarter of 2003, an 8% increase. The growth in consolidated revenues was primarily due to increases in insurance premium earnings and investment income, investment management services’ medium-term note program revenues and the consolidation of conduit revenues. Consolidated expenses for the third quarter of 2004 were $218 million compared with $171 million in the third quarter of 2003, a 28% increase. This increase was primarily due to an increase in investment management services’ medium-term note program interest and operating expenses and the consolidation of conduit expenses. Net income for the third quarter of 2004 of $186 million was 2% below the third quarter of 2003. Net income per share decreased 2% resulting from the decrease in net income. Third quarter diluted weighted-average shares outstanding decreased 1% as a result of share repurchases by the Company.

Consolidated revenues for the nine months ended September 30, 2004 totaled $1.5 billion compared with $1.4 billion in the first nine months of 2003, a 6% increase. This increase was driven by solid growth in insurance premium earnings and investment income, investment management services’ medium-term note program revenues and the consolidation of conduit revenues. Included in 2003 consolidated revenues are gains on derivative instruments and related foreign exchange, which decreased significantly in 2004 due to less volatile market values on the Company’s portfolio of insured credit derivatives. Consolidated expenses for the nine months ended September 30, 2004 totaled $624 million compared with $503 million in the first nine months of 2003, a 24% increase. This increase was largely due to growth in investment management services’ medium-term note program expenses and the consolidation of conduit expenses. Net income for the nine months ended September 30, 2004 of $611 million was 3% below last year. Net income per share decreased 4% due to the decrease in net income and an increase in diluted weighted-average shares outstanding.

The Company’s book value at September 30, 2004 was $46.20 per share, up 6% from $43.50 at December 31, 2003. The increase was principally driven by income from operations net of an unrealized depreciation of the Company’s investment portfolio.

(16)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

INSURANCE OPERATIONS

The Company’s insurance operations are comprised of the activities of MBIA Insurance Corporation and its subsidiaries (MBIA Corp.). MBIA Corp. issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and credit default swaps and pools of corporate and asset-backed bonds, both in the new issue and secondary markets.

The municipal obligations that MBIA Corp. insures include tax-exempt and taxable indebtedness of states, counties, cities, utility districts and other political subdivisions, as well as airports, higher education and healthcare facilities and similar authorities and obligations issued by private entities that finance projects that serve a substantial public purpose. The asset-backed and structured finance obligations insured by MBIA Corp. typically consist of securities that are payable from or which are tied to the performance of a specified pool of assets that, in most cases, have a defined cash flow. Securities of this type include residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, trade and export receivables, equipment and real property leases, and infrastructure projects.

Third quarter 2004 revenues from insurance operations were $325 million compared with $313 million in the third quarter of 2003, a 4% increase. Insurance expenses, which consist of loss and loss adjustment expenses, amortization of deferred acquisition costs and operating expenses, increased 7% in the third quarter of 2004 compared with the same period in 2003. Insurance operations’ revenues for the nine months ended September 30, 2004 were $993 million compared with $905 million for the nine months ended September 30, 2003, a 10% increase. Insurance expenses for the nine months ended September 30, 2004 of $190 million increased 9% over the same period in 2003. Gross insurance expenses (expenses before the deferral or amortization of acquisition costs) for the three months and nine months ended September 30, 2004 increased 2% and 4%, respectively.

(17)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The Company’s gross premiums written (GPW), net premiums written (NPW) and net premiums earned for the third quarter and first nine months of 2004 and 2003 are presented in the following table:

					Percent Change
					3rd Quarter	Year-to- date
	3rd Quarter		Year-to-date		2004 vs. 2003	2004 vs. 2003
In millions	2004	2003	2004	2003
Gross premiums written:
U.S.	$165	$214	$557	$691	(23)%	(19)%
Non-U.S.	$91	$132	$276	$270	(31)%	2%

Total	$256	$346	$833	$961	(26)%	(13)%
Net premiums written:
U.S.	$142	$184	$501	$587	(23)%	(15)%
Non-U.S.	$62	$92	$196	$185	(32)%	6%

Total	$204	$276	$697	$772	(26)%	(10)%
Net premiums earned:
U.S.	$153	$153	$466	$435	(1)%	7%
Non-U.S.	$49	$41	$144	$106	20%	36%

Total	$202	$194	$610	$541	4%	13%

GPW reflects premiums received and accrued for the period and does not include the present value of future cash receipts expected from installment premium policies originated during the year. GPW was $256 million for the third quarter of 2004, down 26% over the third quarter of 2003, reflecting a 23% decrease in U.S. business and a 31% decrease in non-U.S. business. For the nine months ended September 30, 2004, GPW decreased 13% to $833 million due to a 19% decrease in U.S. business.

NPW, which represents gross premiums written net of premiums ceded to reinsurers, decreased 26% to $204 million from $276 million in the third quarter of 2003. For the first nine months of 2004, NPW of $697 million decreased 10% compared with $772 million in the first nine months of 2003. The smaller year-to-date decrease in NPW relative to GPW reflects a decline in premiums ceded to reinsurers. Premiums ceded to reinsurers from all insurance operations were $52 million in the third quarter of 2004 compared to $70 million in the third quarter of 2003 and $136 million in the first nine months of 2004 compared to $190 million in the first nine months of 2003. Reinsurance enables the Company to cede exposure and comply with its single risk and credit guidelines, although the Company continues to be primarily liable on the insurance policies it underwrites.

Net premiums earned include scheduled premium earnings as well as premium earnings from refunded issues. Net premiums earned in the third quarter of 2004 of $202 million increased 4% over 2003’s third quarter due to a 7% increase in scheduled premiums earned. The increase in scheduled premium earnings is a result of strong growth in new business written in past years,

(18)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

as well as a decline in the use of reinsurance. For the first nine months of 2004, net premiums earned of $610 million increased 13% over the same period in 2003. Consistent with the quarterly growth, net premiums earned for the year reflects an increase in new business written in past years, as well as a decline in the use of reinsurance. Additionally, net premiums earned for the year includes a 22%, or $20 million, increase in refunded premiums earned as refinancing activity continued at high levels due to the sustained low interest rate environment.

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

The credit quality of business insured during the first nine months of 2004 remained high as 75% of total insured credits were rated A or above, before giving effect to MBIA’s guarantee, compared to 82% for the same period in

(19)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

2003. At September 30, 2004, 79% of the Company’s outstanding book of business was rated A or above before giving effect to MBIA’s guarantee.

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are shown in the following table:

					Percent Change
					3rd Quarter	Year-to- date
Global Public Finance In millions	3rd Quarter		Year-to-date		2004 vs. 2003	2004 vs. 2003
	2004	2003	2004	2003
Gross premiums written:
U.S.	$101	$141	$349	$472	(29)%	(26)%
Non-U.S.	$50	$92	$140	$159	(46)%	(12)%

Total	$151	$233	$489	$631	(35)%	(22)%
Net premiums written:
U.S.	$88	$129	$325	$422	(32)%	(23)%
Non-U.S.	$36	$67	$96	$117	(46)%	(18)%

Total	$124	$196	$421	$539	(37)%	(22)%
Net premiums earned:
U.S.	$96	$96	$295	$263	0%	12%
Non-U.S.	$17	$17	$60	$39	7%	52%

Total	$113	$113	$355	$302	1%	17%

In the third quarter of 2004, global public finance GPW and NPW decreased 35% and 37%, respectively, resulting from a reduction in U.S and non-U.S. business. Cession rates increased slightly on U.S. business written during the quarter compared with 2003, while cession rates on non-U.S. business remained consistent. In the third quarter of 2004, global public finance net premiums earned increased 1% from the same period of 2003. This growth reflects earnings generated from slightly higher levels of business written over the last several years outside the U.S.

For the nine months ended September 30, 2004, global public finance GPW and NPW both decreased 22% over the nine months ended September 30, 2003. The decrease in GPW was primarily due to a significant decline in first quarter U.S. production and third quarter U.S. and non-U.S. production, which resulted from tighter credit spreads, lower insured penetration and increased competition. Overall, cession rates were consistent with the first nine months of 2003. In the nine months ended September 30, 2004, global public finance net premiums earned increased 17% to $355 million from $302 million in the same period of 2003. This growth reflects earnings generated from increased levels of U.S. and non-U.S. business written over the last several years and a 22% increase in refunded premiums earned.

(20)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The credit quality of global public finance business written by the Company in 2004 remained high. Insured credits rated A or above before the Company’s guarantee accounted for 87% of global public finance business written in the first nine months of 2004, compared to 88% of business written in the first nine months of 2003. At September 30, 2004, 82% of the outstanding global public finance book of business was rated A or above before the Company’s guarantee, up from 81% at September 30, 2003.

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are shown in the following table:

					Percent Change
					3rd Quarter	Year- to-date
Global Structured Finance In millions	3rd Quarter		Year-to-date		2004 vs. 2003	2004 vs. 2003
	2004	2003	2004	2003
Gross premiums written:
U.S.	$64	$73	$208	$220	(13)%	(5)%
Non-U.S.	$41	$40	$136	$110	4%	23%

Total	$105	$113	$344	$330	(7)%	4%
Net premiums written:
U.S.	$54	$56	$177	$165	(3)%	7%
Non-U.S.	$26	$24	$99	$68	7%	47%

Total	$80	$80	$276	$233	0%	19%
Net premiums earned:
U.S.	$57	$58	$171	$173	(1)%	(1)%
Non-U.S.	$31	$24	$84	$66	29%	27%

Total	$88	$82	$255	$239	8%	7%

Global structured finance GPW decreased 7% to $105 million in the third quarter of 2004 from $113 million in the third quarter of 2003 due to a 13% decrease in U.S. business written. Despite a decrease in GPW, NPW for the third quarter of 2004 was flat with the third quarter of 2003 as a result of lower cession rates on both U.S. and non-U.S. business written. The cession rate on total global structured finance business written was 24%, which declined from a 29% cession rate in 2003. In the third quarter of 2004, global structured finance net premiums earned of $88 million increased 8% over 2003. This increase was driven by higher levels of new non-U.S. business written over the last two years and a declining cession rate.

Global structured finance GPW increased 4% in the first nine months of 2004, to $344 million from $330 million in the first nine months of 2003, resulting largely from an increase in non-U.S. business written. NPW for the first nine months of 2004 increased 19% due to the increase in GPW and lower cession

(21)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

rates on both U.S. and non-U.S. business written. For the first nine months of 2004, the cession rate on total global structured finance business written was 20%, which declined from a 30% cession rate for the first nine months of 2003. In the first nine months of 2004, global structured finance net premiums earned of $255 million increased 7% over the same period of 2003. This increase was driven by higher levels of new non-U.S. business written over the last two years and a declining cession rate.

Overall, MBIA’s global structured finance insured business written rated A or above before giving effect to the Company’s guarantee totaled 59% in the first nine months of 2004, down from 70% last year. At September 30, 2004, 75% of the outstanding global structured finance book of business was rated A or above before giving effect to the Company’s guarantee, up from 73% at September 30, 2003.

INVESTMENT INCOME The Company’s insurance-related net investment income and ending asset balances at amortized cost for the third quarter and nine months of 2004 and 2003 are presented in the following table:

					Percent Change
					3rd Quarter	Year-to- date
	3rd Quarter		Year-to-date		2004 vs. 2003	2004 vs. 2003
In millions	2004	2003	2004	2003
Pre-tax income	$117	$106	$354	$320	10%	10%
After-tax income	$94	$85	$280	$256	10%	9%

Ending asset balances at amortized cost			$9,356	$8,868		6%

The Company’s insurance-related pre-tax net investment income, excluding net realized gains, increased 10% to $117 million in the third quarter of 2004, up from $106 million in the third quarter of 2003. After-tax net investment income also increased 10% compared to the third quarter of 2003 as the concentration of taxable investments remained consistent. For the nine months ended September 30, 2004, net investment income increased 10% to $354 million from $320 million for the nine months ended September 30, 2003. After-tax net investment income increased 9% for the first nine months of 2004. The increase in investment income for the three months and nine months ended September 30, 2004 was principally the result of an increase in invested assets due to premium collections and reinvested interest.

The duration of the investment portfolio at September 30, 2004 was 5.2 years compared with 5.5 years at September 30, 2003. The reduction was a result of the Company’s plan to shorten the duration of the investment portfolio to approximately 5 years in order to protect against a significant embedded

(22)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

capital risk under the expectation that interest rates will rise. The result of shortening the investment portfolio duration, which largely occurred in 2003, was an increase in realized gains while reducing investment yields.

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

In the third quarter of 2004, advisory fee revenues of $6 million decreased 50% from the third quarter of 2003. The decrease was primarily due to a decline in work fees and waiver and consent fees, which was somewhat offset by an increase in commitment fees. Fees that are earned when due totaled 40% of third quarter 2004 advisory fee income, compared with 89% for the same period last year. Advisory fee revenues for the first nine months of 2004 decreased 32% from the first nine months of 2003 to $29 million. Due to the one-time nature inherent in such fees, advisory fee income can vary significantly from period to period.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) The following table shows the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves at the end of the third quarters of 2004 and 2003, as well as its loss provision and loss ratios for the first nine months of 2004 and 2003. Loss ratios are calculated by dividing losses incurred by net premiums earned and are a measurement of the Company’s underwriting performance. The statutory loss ratio only includes case losses incurred, while the GAAP loss ratio includes case losses incurred and a provision for unallocated losses.

	September 30,		Percent Change
In millions	2004	2003	2004 vs. 2003
Case-specific:
Gross	$284	$266	7%
Reinsurance recoverable on unpaid losses	32	63	(49)%

Net case reserves (1)	252	203	24%
Unallocated	283	294	(4)%

Net loss and LAE reserves	$535	$497	8%

Losses incurred	$60	$54	11%
Loss ratio:
GAAP	9.8%	10.0%
Statutory	19.6%	9.3%

(1)	Net case reserves at September 30, 2004 include estimated recoveries of $137 million and net case reserves at September 30, 2003 include estimated recoveries of $126 million.

(23)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The Company recorded $60 million in loss and loss adjustment expenses in the first nine months of 2004, an 11% increase compared with $54 million in the first nine months of 2003. This increase was a direct result of growth in scheduled earned premiums, which is the basis for the Company’s loss reserving formula. At September 30, 2004, the Company had $283 million in unallocated loss reserves, which is available for future case-specific activity. During 2004, the unallocated loss reserve was impacted by an increase in reserves of $33 million related to the previously announced agreement with Asian Securitization & Infrastructure Assurance (Pte) Ltd (ASIA Ltd). Additional information related to the agreement with ASIA Ltd is provided in the following Reinsurance section.

Total case-incurred activity was $106 million for the first nine months of 2004 compared to $45 million for the first nine months of 2003. Case-incurred activity primarily consisted of loss reserves for insured bonds issued by Fort Worth Osteopathic Hospital, MBIA’s guaranteed tax lien portfolios, AHERF and an older vintage collateralized debt obligation (CDO). During the third quarter of 2004, MBIA established a $49 million case loss reserve related to three series of Fort Worth Osteopathic Hospital bonds it insured between 1993 and 1997. At September 30, 2004, the net insured par outstanding on all three series totaled $70.6 million.

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

On June 30, 2004, in order to reduce ongoing carrying and other costs, a clean-up call was exercised for the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations. The clean-up call provisions permitted the issuer of the bonds to buy back any remaining tax liens when the principal amount of the bonds fell below ten percent of the original principal amount. In connection with the clean-up calls, MBIA paid $51.5 million (net of reinsurance) under its policies to the trustee for the securitizations,

(24)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

which defeased its remaining exposure to these transactions. MBIA did not record any additional losses in connection with its payment during the second quarter given its pre-existing case reserves and expected recoveries of $18 million on the remaining tax liens.

MBIA continues to insure a third Capital Asset securitization. This transaction matures in 2008 and has an outstanding balance of $118 million or $79 million net of existing loss reserves of $39 million. Since the ultimate collectibility of tax liens is difficult to estimate, there can be no assurance that the case reserves established to date would be sufficient to cover all future claims under this policy. MBIA will continue to evaluate the performance of the remaining tax lien portfolio and adjust loss or salvage reserves as and when necessary.

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

In the event MBIA determines that it expects to pay a claim with respect to an insured issue, it places the issue on its “classified list” and establishes a case basis reserve for that insured issue. As of September 30, 2004, MBIA had 44 open case basis issues on its classified list that had $252 million in aggregate net case reserves. Of the 44 issues on its classified list, 18 issues with an aggregate outstanding net insured par of approximately $1.5 billion had net case basis reserves of $339 million for expected future claims. The net case basis reserves for these 18 issues consisted of $380 million of reserves for future claims less $41 million of anticipated recoveries. In addition, 14 issues with an aggregate outstanding net insured par of approximately $599 million had negative net case basis reserves of $87 million for which the Company expects to receive recoveries in excess of future claims. Negative net case basis reserves consisted of $3 million of reserves for future claims less $90 million of anticipated recoveries. The Company does not expect to incur additional losses, net of salvage and

(25)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

recoveries, on the remaining 12 issues, which had an aggregate outstanding net insured par of approximately $282 million. However, the net case basis reserves for these issues consisted of $6 million of reserves for future claims less $6 million of anticipated recoveries. The Company does not establish any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” until such issues are placed on the Company’s “classified list.”

When MBIA takes title to the underlying collateral of an insured credit under subrogation or other rights related to a claim payment, the previously recorded anticipated salvage and recovery reserve is no longer classified as a contra to its loss and LAE reserves but is instead recorded as an asset on the Company’s balance sheet. During the third quarter of 2004, MBIA reclassified $42 million of tax liens from its loss and LAE reserves to other assets, which were acquired as a result of payments made related to the Philadelphia Authority for Industrial Development “PAID” 6.488% Tax Claim Collateralized Revenue Bonds Series 1997 and the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations. Additionally, the payment made by the Company related to the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations resulted in MBIA consolidating the securitizations in its financial statements. Information related to the consolidation of these securitizations is provided in the following Variable Interest Entities section.

RISK MANAGEMENT In an effort to mitigate losses, MBIA is regularly involved in the ongoing remediation of credits that may involve, among other things, waivers or renegotiations of financial covenants or triggers, waivers of contractual provisions, the granting of consents, and the taking of various other remedial actions. The nature of any remedial action is based on the type of the insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, MBIA is able to improve its security position and to obtain concessions from the issuer of the insured bonds. Since it commenced operations, the Company has restructured three insured bond issues, with an aggregate insured par amount of $352 million, two of which involved the extension of the term of the insured bonds by three and eight years, respectively. In no case was the principal amount of the insured bond issue increased or decreased or the interest rate reduced. The restructuring of an insured issue will generally not affect the amount of the Company’s case basis reserves established for the restructured issue, if any, except if as a result of such restructuring the Company’s estimate of the amount of its ultimate loss for such policy changes.

(26)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

MBIA has a case basis reserve with respect to one of the insured issues that it has restructured.

REINSURANCE Reinsurance enables the Company to cede exposure for purposes of increasing its capacity to write new business while complying with its single risk and credit guidelines. The rating agencies continuously review reinsurers providing coverage to the financial guarantee industry. Many of MBIA’s reinsurers have been downgraded over the past two years, and others remain under review. As of December 31, 2002, reinsurers rated Double-A and above represented 90% of MBIA’s ceded par. As a result of downgrades during 2003, this percentage as of December 31, 2003 was 56% and as of September 30, 2004 was 70%. The increase from December 31, 2003 was principally due to cessions to Channel Reinsurance Ltd. (Channel Re), a Triple-A rated reinsurer. When a reinsurer is downgraded, less capital credit is given to MBIA under rating agency models. The reduced capital credit has not and is not expected to have a material adverse effect on the Company. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including the downgrade of the reinsurers. The Company remains liable on a primary basis for all reinsured risks, and although the Company believes that its reinsurers remain capable of meeting their obligations, there can be no assurance that the reinsurers will be able to meet these obligations.

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

On January 31, 2004, MBIA Corp., MBIA Insurance Corp. of Illinois (MBIA Illinois), MBIA Assurance S.A. (MBIA Assurance) and Capital Markets Assurance Corporation (CapMAC) reassumed portfolios of previously ceded transactions from Axa Re Finance S.A. (Axa Re) and Radian Reinsurance Inc. (Radian Re). On February 29, 2004, MBIA Corp., MBIA Illinois, MBIA Assurance and CapMAC reassumed portfolios of previously ceded transactions from American Re-Insurance Company (American Re) and Partner Reinsurance Company Ltd. (Partner Re). The following table sets forth the amounts reassumed from these reinsurers:

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

On March 5, 2004, MBIA Corp. and CapMAC entered into an agreement with ASIA Ltd, a Singapore based insurer in which the Company indirectly held approximately 11% of the outstanding common stock. Pursuant to this agreement MBIA Corp. acquired substantially all of ASIA Ltd’s assets, which consisted primarily of cash resulting from the liquidation of ASIA Ltd’s investment portfolio, and assumed ASIA Ltd’s insurance obligations. MBIA Corp. assumed three insured exposures from ASIA Ltd with an outstanding par balance of $37.5 million, and CapMAC reassumed twenty exposures it previously reinsured with ASIA Ltd with an outstanding par balance of $331.7 million. MBIA Corp. and CapMAC received proceeds of $60.9 million representing $8.8 million of unearned premium reserves, $19.4 million of case basis reserves and $32.7 million of unallocated reserves associated with the assumed portfolios.

(28)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

As of September 30, 2004, the aggregate amount of insured par ceded by MBIA to reinsurers was $104 billion. The following table shows the percentage ceded to and reinsurance recoverable from reinsurers by S&P’s levels:

Reinsurers’ Standard & Poor’s Rating Range	Percent of Total Par Ceded	Reinsurance Recoverable (in thousands)
AAA	60.62%	$10,498
AA	9.11%	8,232
A	9.91%	13,425
Not Currently Rated	7.30%	343
Non-Investment Grade (1)	13.06%	(6)

Total	100%	$32,492

(1)	Includes Converium Reinsurance (North America) Inc., which is currently rated “R” by S&P.

The top two reinsurers within the AAA rating category represented approximately 45% of total par ceded by MBIA; the top two reinsurers within the AA rating category represented approximately 5% of total par ceded by MBIA; and the top two reinsurers within the A rating category represented approximately 10% of total par ceded by MBIA.

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

The Company’s policy acquisition costs, operating expenses and total insurance operating expenses, as well as related expense ratios, are shown in the following table:

					Percent Change
					3rd Quarter	Year- to- date
	3rd Quarter		Year-to-date		2004 vs. 2003	2004 vs. 2003

In millions	2004	2003	2004	2003
Gross expenses	$60	$58	$185	$178	2%	4%

Amortization of deferred acquisition costs	$16	$15	$48	$43	2%	12%
Operating	26	24	82	77	9%	7%

Total insurance operating expenses	$42	$39	$130	$120	6%	9%
Expense ratio:
GAAP	20.9%	20.4%	21.4%	22.2%
Statutory	21.0%	12.8%	19.1%	12.8%

For the three months and nine months ended September 30, 2004, the amortization of deferred acquisition costs increased 2% and 12%, respectively, over the same periods in 2003, in line with the increase in the Company’s insurance premiums earned. The ratio of policy acquisition costs, net of deferrals, to earned premiums has remained steady at 8% for the three months and nine months ended September 30, 2004 and September 30, 2003. In addition, during the last three years ending December 31, 2003 there has been a decline in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. This declining ratio indicates the Company has deferred proportionately more revenues than expenses over the last three years. At September 30, 2004, this ratio increased to 7.4% from 7.0% at December 31, 2003 due to an increase in expenses after ceding commission income and slightly lower business written in the first nine months of 2004. Operating expenses increased 9% and 7% for the three months and nine months ended September 30, 2004, respectively, over the same periods in 2003 largely due to the expansion of the Company’s global operations.

Financial guarantee insurance companies use the statutory expense ratio (expenses divided by net premiums written) as a measure of expense management. The Company’s third quarter 2004 statutory expense ratio of 21.0% increased from the third quarter 2003 ratio of 12.8%. For the nine months ended September 30, 2004, the Company’s statutory expense ratio of 19.1% increased from the first nine months of 2003 ratio of 12.8%. The increase in the quarter and nine month ratio is principally the result of lower premiums written and a decline in commission and fee revenues, which are netted against statutory expenses.

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

As a result of the clean-up call exercised for the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations, these securitizations no longer meet the conditions of a qualifying special purpose entity under Statement of Financial Accounting Standards (SFAS) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” MBIA holds a variable interest in these entities, which resulted from its insurance policies, and has determined that it meets the definition of primary beneficiary under FIN 46. In the third quarter of 2004, MBIA acquired the assets of the securitizations and has reported such assets, totaling $22 million, within “Other Assets” on its consolidated balance sheet. Liabilities of the securitizations substantially represented amounts due to MBIA, which were eliminated in consolidation.

In May 2003, the Company sponsored the formation of Toll Road Funding, Plc. (TRF). TRF is a conduit established to acquire a loan participation related to the financing of an Italian toll road and at December 31, 2003 had $1.5 billion of debt outstanding. Assets supporting the repayment of the debt were comprised of the loan participation and high-quality, liquid investments. Assets and liabilities of TRF have been included within “Conduit investments held-to-maturity” and “Conduit debt obligations,” respectively, on the Company’s balance sheet. TRF is a VIE, of which MBIA is the primary beneficiary. Therefore, while MBIA does not have a direct ownership interest in TRF, it is consolidated in the financial statements of the Company in accordance with FIN 46. In June 2004, the loan in which TRF participated was repaid in full. At that time, TRF repaid all of its outstanding debt obligations.

(31)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Third-party VIEs are used in a variety of structures insured or managed by MBIA. Under FIN 46, MBIA’s guarantee of the assets or liabilities of a VIE constitutes a variable interest and requires MBIA to assess whether it is the primary beneficiary. Additionally, the Company’s management of VIEs under asset management agreements may subject the Company to consolidation of such entities. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies. VIE assets and liabilities that are consolidated within MBIA’s financial statements may represent amounts above MBIA’s guarantee, although such excess amounts would ultimately have no impact on MBIA’s net income. VIE assets and liabilities consolidated in the Company’s financial statements at September 30, 2004 and December 31, 2003 are reported in “Variable interest entity assets” and “Variable interest entity liabilities,” respectively, on the face of the Company’s balance sheet and totaled approximately $600 million on both reporting dates.

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

Investment management services operations net revenues were up 42% over the third quarter of 2003, while expenses were up 55%, resulting in an operating income increase of 28% compared with the third quarter of 2003. For the first nine months of 2004 investment management services operations net revenues and expenses increased 41% and 56%, respectively, over 2003. The majority of the increase in both net revenues and expenses resulted from Conduit activities, which were not consolidated by the Company in the first nine months of 2003. Conduit results contributed proportionately more to the growth in expenses than to the growth in net revenues. Fixed-income ending assets under management as of September 30, 2004, which do not include Conduit assets, were $38 billion, 10% above the 2003 year-end level. Conduit assets are held to their contractual maturity and are originated and managed differently from those held as available-for-sale by the Company or those managed for third parties.

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

Investment agreement and medium-term note income before gains and losses and taxes totaled $10 million in the third quarter of 2004 compared with $9 million in the third quarter of 2003 primarily due to growth in both investment agreement and medium-term note revenues after interest expense. At September 30, 2004, principal and accrued interest outstanding on investment agreement and medium-term note obligations and securities sold under agreements to repurchase totaled $11.6 billion, compared with $9.3 billion at December 31, 2003. Assets supporting these agreements had market values of $11.9 billion and $9.4 billion at September 30, 2004 and December 31, 2003,

(33)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

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

Fixed-income advisory services income before gains and losses and taxes totaled $4 million in the third quarter of 2004 and $5 million in the third quarter of 2003. For the first nine months of 2004 and 2003, fixed-income advisory services income before gains and losses and taxes totaled $14 million and $15 million, respectively. MBIA-MISC had $11.7 billion in assets under management at September 30, 2004, up 5% from year-end 2003. While assets under management have increased, the low interest rate environment has had a negative impact on revenues. At September 30, 2004, the market value of CMC’s third-party assets under management was $4.3 billion, compared with $3.1 billion at year end 2003. The market value of assets related to the Company’s insurance and corporate investment portfolios managed by CMC were $9.9 billion and $9.8 billion at September 30, 2004 and December 31, 2003, respectively.

The conduit segment consists of the operations of Triple-A, Meridian and Polaris. On September 30, 2003, MBIA purchased the equity and acquired all controlling interests of these conduits, which are reflected in the consolidated financial statements of the Company. The Conduits provide clients with an efficient source of funding, which may offer MBIA the opportunity to issue financial guarantee insurance policies. These entities purchase various types of financial instruments, such as debt securities, loans, lease receivables and trade receivables, and fund these purchases through the issuance of asset-backed short-term commercial paper or medium-term notes. The assets and liabilities within the medium-term note programs are managed primarily on a match-funded basis and may include the use of derivative hedges, such as interest rate and foreign currency swaps. By match-funding and hedging, the Conduits eliminate the risks associated with fluctuations in interest and foreign currency rates, indices and liquidity.

(34)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Typically, Conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs. All transactions currently funded in the Conduits were shadow-rated at least investment grade by Moody’s and S&P prior to funding. The weighted-average shadow rating for transactions currently funded in the Conduits was A+ by S&P and A1 by Moody’s at the time such transactions were funded. MBIA estimates that the weighted-average shadow rating of all outstanding Conduit transactions was A by S&P and A2 by Moody’s as of September 30, 2004.

Conduit segment income before gains and losses and taxes for the third quarter and first nine months of 2004 was $2 million and $4 million, respectively. The investments and debt obligations of the Conduits, along with the investments and debt obligations of TRF prior to their full repayment in June 2004, are reported separately as “Conduit investments held-to-maturity” and “Conduit debt obligations” on the face of the Company’s balance sheet. Certain of MBIA’s consolidated subsidiaries have invested in Conduit debt obligations or have received compensation for services provided to the Conduits. As such, MBIA has eliminated intercompany transactions with the Conduits from its balance sheet and income statement. After the elimination of such intercompany assets and liabilities, Conduit investments and Conduit debt obligations were $6.0 billion and $5.7 billion, respectively, at September 30, 2004 and $8.4 billion and $7.8 billion, respectively, at December 31, 2003. The difference between the investments and debt obligations is primarily the result of the elimination of Conduit debt owned by other MBIA subsidiaries.

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

In the third quarter of 2004, the municipal services operations reported operating income of $612 thousand, compared with operating income of $252 thousand in the third quarter of 2003. An increase in revenues of $2 million was offset by an increase in expenses of $1 million. For the first nine months of 2004, the municipal services operations reported operating income of $943 thousand, compared with operating income of $431 thousand for the same period of 2003.

(35)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The Company owns Capital Asset, which was in the business of acquiring and servicing tax liens. The Company became the majority owner in December 1998 when it acquired the interest of Capital Asset’s founder and acquired the remaining equity in Capital Asset in the fourth quarter of 2003. MBIA Corp. had insured three securitizations of tax liens that were originated and continue to be serviced by Capital Asset. These securitizations were structured through the sale by Capital Asset of substantially all of its tax liens to three off-balance sheet qualifying special purpose entities (QSPEs) that were established in connection with these securitizations. These QSPEs are not the MBIA conduits discussed in the investment management services section of this report. In the third quarter of 1999, Capital Asset engaged a specialty servicer of residential mortgages to help manage its business and operations and to assist in administering the portfolios supporting the securitizations insured by MBIA Corp.

On June 30, 2004, MBIA paid $51.5 million (after reinsurance) to the trustee for two of the securitizations as part of a clean-up call, which defeased the Company’s remaining exposure to these transactions. MBIA continues to insure the third securitization. Additional information is provided under Losses and Loss Adjustment Expenses in the Insurance Operations section included herein.

CORPORATE

NET INVESTMENT INCOME Net investment income of $2 million decreased 11% on a quarter over quarter basis and was equal on a year over year basis at $7 million. Despite an average asset base growth for the quarter and the year of 1% and 20%, respectively, the low interest rate environment and a higher concentration of shorter term, lower yielding investments decreased investment returns.

INTEREST EXPENSE The Company incurred $18 million of interest expense in the third quarter of 2004 compared with $17 million in the third quarter of 2003. For the first nine months of 2004 and 2003, the Company incurred $53 million and $51 million, respectively, of interest expense. 2003 interest expense reflected a benefit from an interest rate swap that was terminated in the fourth quarter of 2003.

CORPORATE EXPENSES Corporate expenses increased to $4 million in the third quarter of 2004 compared to $2 million in the third quarter of 2003. For the first nine months of 2004, corporate expenses increased to $14 million from $9 million for the first nine months of 2003. The increase in the third quarter

(36)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

and first nine months is largely related to the Company’s investment in ASIA Ltd., which provided a benefit in 2003.

GAINS AND LOSSES

NET REALIZED GAINS Net realized gains from investment security sales were $304 thousand for the third quarter of 2004, down 98% compared with the third quarter of 2003, and consisted of gross realized gains of $16.4 million and gross realized losses of $16.1 million. In the third quarter of 2003, net realized gains were $18 million, consisting of gross realized gains of $36 million and gross realized losses of $18 million. For the nine months ended September 30, 2004, net realized gains were $60 million, consisting of gross realized gains of $121 million and gross realized losses of $61 million. In the first nine months of 2003, net realized gains were $69 million, consisting of gross realized gains of $106 million and gross realized losses of $37 million. Realized gains and losses are typically generated as a result of the active management of the Company’s investment portfolios. Net realized gains in the first nine months of 2004 were largely due to the sale of a common stock investment the Company purchased in 2002. Net realized gains in the first nine months of 2003 primarily resulted from shortening the duration of the Company’s investment portfolio.

NET GAINS OR LOSSES ON DERIVATIVE INSTRUMENTS AND FOREIGN EXCHANGE Net unrealized losses on derivative instruments and foreign exchange were $2 million for the third quarter of 2004 compared with $1 million of net gains in the same period of 2003. For the first nine months of 2004, net losses were $1 million compared with net gains of $104 million for the same period last year. Net gains or losses on derivative instruments and foreign exchange can be due to movements in credit spreads, interest rates and/or foreign currency rates. Net unrealized losses in the first nine months of 2004 of $1 million were primarily due to an increase in U.S. dollar interest rates resulting in lower market values on pay float/receive fixed U.S. dollar interest rate swaps associated with the Company’s investment agreement and medium-term note activities. These interest rate swaps economically hedge against interest rate movements but do not qualify for hedge accounting treatment under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

In past years, gains or losses on derivatives have been largely due to movements in credit spreads affecting the Company’s portfolio of synthetic CDOs, which principally generated the $104 million of net unrealized gains in the first nine months of 2003. The insurance segment represents the majority of the derivatives when measured by notional values. However, credit spreads

(37)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

did not move significantly in the first nine months of 2004, therefore, the change in the value of derivatives was primarily attributable to movements in interest rates affecting the Company’s interest rate swaps.

TAXES

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, the effective tax rate fluctuates from time to time as the Company manages its investment portfolio on an after-tax total return basis. The effective tax rate for the third quarter of 2004 was 27.9% compared with 29.6% for the third quarter of 2003. For the nine months of 2004 and 2003, the effective tax rate was 28.1% and 28.9%, respectively, including tax related to discontinued operations.

CAPITAL RESOURCES

The Company carefully manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its Triple-A claims-paying ratings. At September 30, 2004, total claims-paying resources for MBIA Corp. stood at $12.9 billion, a 2% increase over year-end 2003. Claims-paying resources is a measure used by the financial guarantee industry to provide information about an insurer’s total statutory claims-paying capabilities. This measure includes an insurer’s statutory capital and other resources that are expected to be available to pay claims. Components of total claims-paying resources are shown in the following table:

	September 30, 2004	December 31, 2003	Percent Change
In millions			2004 vs. 2003
Capital and surplus	$3,723	$3,715	0%
Contingency reserve	2,550	2,368	8%

Capital base	6,273	6,083	3%
Unearned premium reserve	3,161	3,067	3%
Present value of installment premiums (1)	2,044	2,053	0%

Premium resources	5,205	5,120	2%
Loss and loss adjustment expense reserves	278	200	38%
Soft capital credit facilities	1,100	1,236	(11)%

Total claims-paying resources	$12,856	$12,639	2%

(1)	At September 30, 2004 and December 31, 2003 the discount rate was 4.6% and 4.7%, respectively.

Total shareholders’ equity at September 30, 2004 was $6.5 billion, with total long-term debt at $1.0 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers

(38)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

to be prudent based on its cash flow and total capital. The following table shows the Company’s long-term debt and the ratio used to measure it:

	September 30, 2004	December 31, 2003
Long-term debt (in millions)	$1,019	$1,022
Long-term debt to total capital	13.5%	14.0%

In August 1999, the Company announced that its Board of Directors had authorized the repurchase of 11.25 million shares of common stock of the Company after adjusting for the 2001 stock split. The Company began the repurchase program in the fourth quarter of 1999. In July 2004, the Company completed the repurchase of all 11.25 million shares and received authorization from its Board of Directors to repurchase 1 million shares under a new repurchase program. On August 5, 2004, the Company’s Board of Directors authorized the repurchase of an additional 14 million shares of common stock in connection with the new repurchase program. As of September 30, 2004, the Company had repurchased a total of 13.3 million shares under these plans at an average price of $45.79 per share.

The Company has various soft capital credit facilities, such as lines of credit and equity-based facilities at its disposal, which support its claims-paying resources. At September 30, 2004, MBIA Corp. maintained a $700 million standby line of credit facility with a group of major Triple-A rated banks to provide funds for the payment of claims in excess of the greater of $900 million or 5% of average annual debt service with respect to public finance transactions. The agreement is for a seven-year term, which expires on October 31, 2010.

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

MBIA Inc. also maintained two ten-year annually renewable facilities maturing in 2011 and 2012 for $100 million and $50 million, respectively. These facilities allowed the Company to issue subordinated securities and could be drawn upon if the Company incurred cumulative losses (net of any recoveries) above an annually adjusted (at year end) attachment point, which was $1.76 billion at the end of 2003. The $50 million facility was terminated

(39)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

in the fourth quarter of 2003 due to a rating downgrade of the related provider and the $100 million facility was terminated in the second quarter of 2004.

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

LIQUIDITY

Cash flow needs at the parent company level are primarily for dividends to its shareholders and interest payments on its debt. Liquidity and operating cash requirements of the Company are met by its cash flows generated from operations, which were more than adequate in the first nine months of 2004. Management of the Company believes that cash flows from operations will be sufficient to meet the Company’s liquidity and operating cash requirements for the foreseeable future.

Cash requirements have historically been met by upstreaming dividend payments from MBIA Corp., which generates substantial cash flow from premium writings and investment income. In the first nine months of 2004, the Company’s operating cash flow from continuing operations totaled $684 million compared with $776 million in the first nine months of 2003. The majority of net cash provided by operating activities is generated from the Company’s insurance operations.

Under New York State insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining

(40)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

a minimum capital requirement. In MBIA Corp.’s case, dividends in any 12-month period cannot be greater than 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements. MBIA Corp. declared and paid dividends to MBIA Inc. of $90 million, $100 million and $100 million in the first, second and third quarters of 2004, respectively. Based upon the filing of its third quarter statutory financial statements, MBIA Corp. has dividend capacity of $22.3 million without special regulatory approval and estimates that this capacity will increase to $82 million by the end of the fourth quarter of 2004. Based on the projected future earnings of MBIA Corp., the Company believes MBIA Corp.’s dividend capacity will continue to be replenished each quarter. Management expects the dividend capacity of MBIA Corp. to be comparable to the current level for the foreseeable future.

MBIA Corp. currently has substantially more capital than it needs to maintain its ratings and that it needs for regulatory purposes and expects to be generating additional excess capital in the future. As a result, it has requested approval from the New York State Insurance Department for the payment of special dividends in 2004 and 2005. If approved, in addition to its regular dividend in the fourth quarter, MBIA Corp. expects to pay a special dividend in the fourth quarter of 2004 in the amount approved by the New York State Insurance Department. The proceeds of the special dividends will be used (i) to purchase shares under the board approved stock repurchase program if and when market conditions are advantageous, (ii) for investment in selected strategic investments and (iii) for general liquidity and other general corporate purposes.

The Company has significant liquidity supporting its businesses. At September 30, 2004, cash equivalents and short-term investments totaled $2.3 billion. If, for any reason, significant cash flow reductions occur in any of its businesses, MBIA has alternatives for meeting ongoing cash requirements. They include selling or pledging its fixed-income investments in its investment portfolio, tapping existing liquidity facilities and new borrowings.

In addition, the Company has substantial external borrowing capacity. It maintained two short-term bank lines totaling $500 million, which the Company reduced from $675 million on April 15, 2004. These bank lines are maintained with a group of highly rated global banks and are currently comprised of a $167 million facility with a term of 364 days and a $333 million facility with a five-year term. At September 30, 2004, there were no balances outstanding under these agreements.

The investment portfolio provides a high degree of liquidity since it is comprised of readily marketable high-quality fixed-income securities and

(41)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

short-term investments. At September 30, 2004, the fair value of the consolidated investment portfolio was $28 billion, as shown in the following table:

	September 30, 2004	December 31, 2003	Percent Change
In millions			2004 vs. 2003
Insurance operations:
Amortized cost	$9,361	$9,037	4%
Unrealized gain	521	666	(22)%

Fair value	$9,882	$9,703	2%

Corporate:
Amortized cost	$201	$250	(20)%
Unrealized gain	4	4	2%

Fair value	$205	$254	(20)%

Investment agreement, medium-term note and conduit:
Amortized cost	$17,508	$17,407	1%
Unrealized gain	475	407	17%

Fair value	$17,983	$17,814	1%

Total portfolio at fair value	$28,070	$27,771	1%

The increase in insurance-related investments in the first nine months of 2004 was the result of positive cash flow from operations. The fair value of investments related to the investment agreement and medium-term note businesses increased to $11.9 billion, from $9.4 billion at December 31, 2003, as a result of growth in the GFL medium-term note program. Conduit investments decreased $2.4 billion primarily due to the repayment of TRF assets. The decrease in unrealized gains in the insurance portfolio is largely due to the sale of a common stock investment the Company purchased in 2002, which significantly contributed to the Company’s net realized gains for the first nine months of 2004, and rising interest rates.

(42)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The fixed-maturity investment portfolios are considered to be available-for-sale, with the exception of the Conduit portfolios, and the differences between fair value and amortized cost, net of applicable taxes, are reflected in accumulated other comprehensive income in shareholders’ equity. Fair value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates occurring after a fixed-income security is purchased, although other factors influence fair value, including credit-related actions, supply and demand forces and other market factors. The weighted-average credit quality of the Company’s fixed-income portfolios has been maintained at Double-A since its inception. The quality distribution of the Company’s fixed-maturity investment portfolios, excluding conduit investments, which is based on ratings from Moody’s as of September 30, 2004, is presented in the following table:

	Insurance		Investment Management Services		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Aaa	$5,674	65%	$7,058	64%	$12,732	65%
Aa	1,608	18%	1,965	18%	3,574	18%
A	1,373	16%	1,737	16%	3,110	16%
Baa	88	1%	205	2%	292	1%

Total	$8,743	100%	$10,965	100%	$19,708	100%

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

MBIA’s consolidated investment portfolio, excluding conduit investments (the Investment Portfolio), includes investments that are insured by MBIA Corp. (MBIA Insured Investments). As of September 30, 2004, the Investment Portfolio was $22.0 billion, of which $6.5 billion, or 30%, consisted of MBIA Insured Investments. Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the Investment Portfolio, as of September 30, 2004, based on the actual or estimated underlying ratings (i) the weighted average rating of the Investment Portfolio would be in the Double-A range, (ii) the weighted average rating of just the MBIA Insured Investments in the Investment Portfolio would be in the Single-A range and (iii) approximately 1.1% of the Investment Portfolio would be rated below investment grade. See the “Investment Management Services” section for additional disclosure on Conduit investment credit ratings.

The Company generates significant liquidity from its operations. Because of its risk management policies and procedures, diversification and reinsurance, the Company believes that the occurrence of an event that would significantly adversely affect liquidity is unlikely.

(43)

PART I - FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes in the Company’s market risk during the first nine months ended September 30, 2004. For additional information on market risk, refer to page 41 of the Company’s 2003 Annual Report or Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the heading “Market Risk” of the Company’s Form 10-K for the year ended December 31, 2003.

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

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the fiscal quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2002, MBIA Insurance Corporation (MBIA Corp.) filed suit against Royal Indemnity Company (Royal), in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $346 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal has filed an action seeking a declaration that it is not obligated to pay on its policies. If Royal does not honor its policies, MBIA Corp. will be required to make payment on the notes it insured, and will incur material losses under its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. While Royal has appealed the order, MBIA Corp. expects that the order will be upheld on appeal. As part of the appeals process, Royal has pledged $376 million of investment grade

(44)

collateral to MBIA Corp. to secure the entire amount of the judgment. Provisions also include collateral additions for future claims as well as post judgment interest. To date, Royal has been in compliance with the Pledge Agreement.

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

The trustee in bankruptcy for Student Finance Corporation (SFC), the entity that originated the vocational student loans, has filed claims against the MBIA Corp. insured trusts formed by SFC affiliates to securitize the student loans asserting that $46.9 million in funds transferred by SFC to the insured trusts were fraudulent transfers that should be returned to SFC’s bankruptcy estate. MBIA Corp., along with others, has been named as a party in the lawsuit. MBIA and the trustee have agreed to settle this claim in exchange for a payment by MBIA of $400,000. The settlement has been approved by the court and is subject to an appeals period that expires on November 8, 2004.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 to July 31, 2004	702,752	$56.04	697,800	14,750,000
August 1 to August 31, 2004	1,507,967	$55.04	1,495,500	13,254,500
September 1 to September 30, 2004	333,206	$57.90	254,500	13,000,000

(1)	96,125 shares were purchased by the Company for settling awards under the Company’s long-term incentive plans.

(2)	On August 3, 1999, the Company announced that its Board of Directors had authorized the repurchase of 11.25 million shares of common stock of the Company after adjusting for the 2001 stock split. In July 2004, the Company completed the repurchase of all 11.25 million shares and received authorization from its Board of Directors to repurchase 1 million shares under a new repurchase program. On August 5, 2004, the Company’s Board of Directors authorized the repurchase of an

(45)

additional 14 million shares of common stock in connection with the new repurchase program. The Company will only repurchase shares under this program when it is economically attractive and within rating agency constraints, including the Triple-A claims-paying ratings of MBIA Insurance Corporation and its subsidiaries.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 302

32.1	Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 906

32.2	Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 906

99.1	Additional Exhibits – MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

(b)	Reports on Form 8-K:

The Company filed one report on Form 8-K during the third quarter of 2004. On August 3, 2004, the Company issued a press release announcing its results for the three and six months ended June 30, 2004.

(46)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC.
Registrant

Date:	November 5, 2004	/S/ NICHOLAS FERRERI
Nicholas Ferreri
Chief Financial Officer

Date:	November 5, 2004	/S/ DOUGLAS C. HAMILTON
Douglas C. Hamilton
Controller (Principal Accounting Officer)

(47)