Form 10-K
period 2004-12-31
MBIA INC
filed 2005-03-16
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended December 31, 2004.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $8,212,818,815.

As of March 11, 2005, 137,630,961 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference. Portions of the Definitive Proxy Statement of the Registrant, which will be filed on or before March 31, 2005, are incorporated by reference into Parts I and III.

PART I

Item 1. Business

MBIA Inc. (the “Company”) was incorporated as a business corporation under the laws of the state of Connecticut in 1986. The Company is engaged in providing financial guarantee insurance, investment management services and municipal and other services to public finance and structured finance clients on a global basis. Financial guarantee insurance provides an unconditional and irrevocable guarantee of the payment of the principal of, and interest or other amounts owing on, insured obligations when due. The Company conducts its financial guarantee business through its wholly-owned subsidiary, MBIA Insurance Corporation (“MBIA Corp.”). MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association (the “Association”) which began writing financial guarantees for municipal bonds in 1974. MBIA Corp. is the parent of MBIA Insurance Corp. of Illinois (“MBIA Illinois”) and Capital Markets Assurance Corporation (“CapMAC”), both financial guarantee companies that were acquired by MBIA Corp. MBIA Corp. also owns MBIA Assurance S.A. (“MBIA Assurance”), a French insurance company, which writes financial guarantee insurance in the member countries of the European Union and MBIA UK Insurance Limited (“MBIA UK”), a financial guaranty insurance company licensed in the United Kingdom. Generally, throughout the text, references to MBIA Corp. include the activities of its subsidiaries, MBIA Illinois, MBIA Assurance, MBIA UK and CapMAC.

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

MBIA Corp. issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public purpose projects, bonds issued by sovereign and sub-sovereign entities and obligations collateralized by diverse pools of corporate loans and credit default swaps, and also pools of corporate and asset-backed bonds, both in the new issue and secondary markets. The municipal obligations that MBIA Corp. insures include tax-exempt and taxable indebtedness of states, counties, cities, utility districts and other political subdivisions, as well as airports, higher education and health care facilities and similar authorities and obligations issued by private entities that finance projects that serve a substantial public purpose. The asset-backed and structured finance obligations insured by MBIA Corp. typically consist of securities that are payable from or which are tied to the performance of a specified pool of assets that in most cases have a defined cash flow, such as residential and commercial mortgages, proceeds of insurance policies, a variety of consumer loans, corporate loans and bonds, trade and export receivables, equipment, aircraft and real property leases, and infrastructure projects.

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

MBIA Corp. has Triple-A financial strength ratings from Standard and Poor’s Corporation (“S&P”), which the Association received in 1974; from Moody’s Investors Service, Inc. (“Moody’s”), which the Association received in 1984; from Fitch, Inc. (“Fitch”), which MBIA Corp. received in 1995; and from Rating and Investment Information, Inc. (“RII”), which MBIA Corp. received in 1998. Both MBIA Assurance and MBIA UK have Triple-A financial strength ratings from S&P, Moody’s and Fitch. Obligations which are guaranteed by MBIA Corp., MBIA Assurance and MBIA UK are rated Triple-A primarily based on these financial strength ratings. Both S&P and Moody’s have also continued the Triple-A rating on MBIA Illinois and CapMAC guaranteed bond issues. The Triple-A ratings are important to the operation of the Company’s business and any reduction in these ratings could have a material adverse effect on MBIA Corp.’s ability to compete and could also have a material adverse effect on the business, operations and financial results of the Company.

The Company also provides investment management products and financial services through its wholly owned subsidiary MBIA Asset Management LLC (“MBIA Asset Management”). MBIA Asset Management offers cash management, customized asset management and investment consulting services to local governments, school districts and other institutional clients. It offers fixed-income asset management services for the investment portfolios of the Company, MBIA Corp. and other affiliates and also for third-party clients. MBIA Asset Management raises funds for investment management through the issuance of investment agreements, which are issued by the Company and guaranteed by MBIA Corp., to states and municipalities and as part of asset-backed or structured securities for the investment of bond proceeds and other funds. It also raises funds through the issuance of medium-term notes (“MTNs”) which are issued by its affiliate MBIA Global Funding, LLC (“GFL”) and guaranteed by MBIA Corp. MBIA Asset Management invests the proceeds of the investment agreements and MTNs in high quality eligible investments both in the United States and abroad. MBIA Asset Management offers these services and products through MBIA Municipal Investors Service Corporation (“MBIA-MISC”), MBIA Investment Management Corp. (“IMC”), MBIA Capital Management Corp. (“CMC”), GFL, Euro Asset Acquisition Limited (“EAAL”) and MBIA UK Asset Management Limited (“AM-UK”).

In May 2004, the Company completed the sale of the assets of 1838 Investment Advisors, LLC (“1838”), a full service equity-focused asset management firm, to the management of 1838 together with a third party investor group. The sale of 1838 resulted from the Company’s decision to exit the equity advisory market and focus on fixed-income asset management. 1838 comprised the equity advisory services segment of the Company’s investment management services operations.

MBIA Asset Management also administers three multi-seller conduit financing vehicles, Triple-A One Funding Corp., Meridian Funding Company, LLC and Polaris Funding Company, LLC (together, the “Conduits”) through MBIA Asset Finance, LLC. The Conduits provide funding for multiple customers through special purpose vehicles that issue primarily commercial paper and medium-term notes.

MBIA MuniServices Company (“MuniServices”) provides revenue enhancement services and products, such as discovery, audit, collections/recovery and information (data) services, to state and local governments. Through MuniServices the Company also owns Capital Asset Holdings GP, Inc. and certain affiliated entities (collectively, “Capital Asset”). Capital Asset was in the business of acquiring and servicing tax liens. The Company has subsequently exited the tax lien business and Capital Asset’s primary activity is servicing a tax lien securitization insured by MBIA Corp.

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

MBIA Corp. Insured Portfolio

At December 31, 2004, the net par amount outstanding on MBIA Corp.’s insured obligations (including insured obligations of MBIA Illinois, MBIA Assurance and CapMAC, but excluding $12.7 billion of MBIA insured investment agreements and MTNs for MBIA Asset Management) was $585.6 billion. Net insurance in force, which includes all insured debt service, at December 31, 2004 was $890.2 billion. MBIA UK had not insured any obligations as of December 31, 2004. Net insurance in force, which is net of cessions to reinsurers and other reimbursement arrangements, is also net of other reimbursement arrangements that relate to contracts under which MBIA Corp. is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under accounting principles generally accepted in the United States of America (“GAAP”).

Because MBIA Corp. generally guarantees to the holder of the underlying obligation the timely payment of amounts due on such obligation in accordance with its original payment schedule, in the case of a default on an insured obligation, payments under the insurance policy cannot be accelerated against MBIA Corp., except in certain limited circumstances, unless MBIA Corp. consents to the acceleration. Otherwise, MBIA Corp. is required to pay principal, interest or other amounts only as originally scheduled payments come due. However, MBIA Corp. may from time to time insure obligations under credit default swaps which by their terms require that termination payments be paid at the time of the default of the underlying reference obligation(s). Termination payments are generally calculated by deducting the market value of the reference obligation on the termination date from the specified amount of the reference obligation. The Company estimates that the liquidity needs arising from future termination payments are modest due to MBIA Corp.’s strategy of insuring such obligations with high levels of subordination and credit enhancement.

MBIA Corp. seeks to maintain a diversified insured portfolio and has designed the insured portfolio to manage and diversify risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic area. As of December 31, 2004, MBIA Corp. had 28,222 policies outstanding (excluding 864 policies relating to MBIA Asset Management transactions guaranteed by MBIA Corp.). These policies are diversified among 10,798 “credits,” which MBIA Corp. defines as any group of issues supported by the same revenue source.

The table below sets forth information with respect to the original par amount insured per issue in MBIA Corp.’s portfolio as of December 31, 2004:

MBIA Corp. Original Par Amount Per Issue as of December 31, 2004 (1)

Original Par Amount Written Per Issue	Number of Issues Outstanding	% of Total Number of Issues Outstanding	Net Par Amount Outstanding	% of Net Par Amount Outstanding
			(In billions)
Less than $10 million	18,777	66.6%	$48.0	8.2%
$10-25 million	3,877	13.7	51.6	8.8
$25-50 million	2,335	8.3	64.9	11.0
$50-100 million	1,563	5.5	81.1	13.8
Greater than $100 million	1,670	5.9	340.0	58.2

Total	28,222	100.0%	$585.6	100.0%

(1)	Excludes $12.7 billion relating to investment agreements and MTNs issued by affiliates of MBIA Asset Management and guaranteed by MBIA Corp.

MBIA Corp. underwrites its policies on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life (as opposed to the stated maturity) of its insurance policies in force at December 31, 2004 was 10.2 years. The average life was determined by applying a weighted-average calculation, using the remaining years to maturity of each insured obligation and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings of insured issues. Average annual insured debt service on the portfolio at December 31, 2004 was $71.7 billion.

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

MBIA Corp. also insures privately issued bonds used for the financing of public purpose projects, which are primarily located overseas and that include toll roads, bridges, airports, public transportation facilities and other types of infrastructure projects serving a substantial public purpose. While in the United States, projects of this nature are primarily financed through the issuance of tax-exempt bonds by special purpose, government sponsored tax-exempt entities, the general absence of tax-advantaged financing, among other reasons, has led to the transfer of the operation of many such public purpose projects to the private sector. Generally, the private entities operate under a concession agreement with the sponsoring government agency, which maintains a level of regulatory oversight and control over the project.

Structured finance obligations are either undivided interests in the related assets, or debt obligations collateralized by the related assets. Structured finance transactions are often structured such that the insured obligations benefit from some form of credit enhancement to cover credit risks such as over-collateralization, subordination, excess cash flow or first loss protection. Structured finance obligations contain certain risks including asset risk, which relates to the amount and quality of asset coverage, structural risk, which relates to the extent to which the transaction structure protects the interests of the investors from the bankruptcy of the originator of the underlying assets or the issuer of the securities, and servicer risk, which relates to problems with the transaction servicer (the entity which is responsible for collecting the cash flow from the asset pool) that could affect the servicing of the underlying assets. In general, the asset risk is addressed by sizing the asset pool and its associated protection level based on the historical and expected future performance of the assets. Structural risks primarily involve bankruptcy risks, such as whether the sale of the assets by the originator to the issuer would be upheld in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be required to delay the remittance of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings. Structured finance transactions are usually structured to insulate the investors from the bankruptcy or insolvency of the entity that originated the underlying assets, as well as from the bankruptcy or insolvency of the servicer and to minimize the likelihood of the bankruptcy or insolvency of the issuer of the obligation. The ability of the servicer to properly service and collect on the underlying assets is also a factor in determining future asset performance. MBIA Corp. addresses these issues through its underwriting guidelines and its due diligence process and its formal credit review and approval process.

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

The following table shows the diversification of MBIA Corp.’s insured portfolio by bond type:

MBIA Corp. Insured Portfolio by Bond Type

as of December 31, 2004 (1)

(In billions)

Bond Type

	Net Par Amount Outstanding	% of Net Par Amount Outstanding
Global Public Finance
United States
General Obligation	$146.7	25.1%
Utilities	63.9	10.9
Special Revenue	48.1	8.2
Health Care	33.4	5.7
Transportation	30.0	5.1
Higher Education	19.3	3.3
Housing	15.4	2.6
Investor-Owned Utilities	10.5	1.8

Total United States	367.3	62.7

Non-United States
Transportation	9.1	1.5
Sovereign	8.9	1.5
Utilities	4.5	0.8
Investor-Owned Utilities	3.4	0.6
Sub-Sovereign	1.1	0.2
Health Care	0.4	0.1
Housing and Higher Education	0.2	—

Total Non-United States	27.6	4.7

Total Global Public Finance	394.9	67.4

Global Structured Finance
United States
CDO, CLO, and CBO	43.7	7.6
Mortgage-Backed:
Home Equity	16.3	2.8
Other	7.7	1.3
First Mortgage	2.9	0.5
Asset-Backed:
Auto	10.8	1.8
Bank Cards	7.3	1.3
Other	4.8	0.8
Leasing	0.7	0.1
Pooled Corp. Obligations & Other	17.8	3.0
Financial Risk	1.4	0.2

Total United States	113.4	19.4

Non-United States
CDO, CLO, and CBO	41.0	6.9
Mortgage-Backed:
First Mortgage	13.0	2.2
Other	7.1	1.2
Home Equity	1.0	0.2
Pooled Corp. Obligations & Other	9.0	1.5
Asset-Backed:
Other	3.3	0.6
Leasing	1.2	0.2
Auto	0.4	0.1
Credit Cards	0.3	0.1
Financial Risk	1.0	0.2

Total Non-United States	77.3	13.2

Total Global Structured Finance	190.7	32.6

Total	$585.6	100.0%

(1)	Excludes $12.7 billion relating to investment agreements and MTNs issued by affiliates of MBIA Asset Management and guaranteed by MBIA Corp.

As of December 31, 2004, of the $585.6 billion outstanding net par amount of obligations insured, $394.9 billion, or 67.4%, were insured in the global public finance market and $190.7 billion, or 32.6%, were insured in the global structured finance market.

The table below shows the diversification by type of insurance written by MBIA Corp. in each of the last five years:

MBIA Corp. Net Par Amount Written by Bond Type (1)

(In millions)

	2000	2001	2002	2003	2004
Bond Type
Global Public Finance
United States
General Obligation	$9,829	$15,848	$23,533	$25,802	$27,753
Utilities	2,747	6,350	8,101	14,058	9,453
Special Revenue	5,746	5,567	7,307	8,057	7,425
Transportation	2,637	1,098	3,930	3,877	4,055
Higher Education	1,645	2,110	2,026	1,272	2,729
Health Care	1,276	1,244	1,655	1,928	1,746
Housing	1,294	2,723	2,318	2,807	1,657
Investor Owned Utilities	2,523	1,652	172	—	1,002

Total United States	27,697	36,592	49,042	57,801	55,820

Total Non-United States	1,437	2,923	3,280	8,938	4,105

Total Global Public Finance	29,134	39,515	52,322	66,739	59,925

Global Structured Finance
United States
Mortgage Backed:
Home Equity	4,656	7,206	5,367	2,901	8,793
Other	1,893	2,234	1,429	1,218	1,335
First Mortgage	2,171	2,561	1,049	771	955
Corporate Debt Obligations	5,287	10,492	18,476	5,000	8,759
Pooled Corp. Obligations & Other	2,306	3,282	4,109	4,573	6,230
Asset Backed:
Auto	10,400	14,443	7,279	6,264	3,867
Credit Cards	9,100	8,418	1,787	1,010	1,109
Other	1,576	1,958	1,132	874	903
Leasing	1,408	2,307	448	853	304
Financial Risk	1,905	149	1,256	212	5

Total United States	40,702	53,050	42,332	23,676	32,260

Total Non-United States	15,424	11,114	17,982	18,385	15,385

Total Global Structured Finance	56,126	64,164	60,314	42,061	47,645

Total	$85,260	$103,679	$112,636	$108,800	$107,570

(1)	Par amount insured by year, net of reinsurance and other reimbursement arrangements that relate to contracts under which MBIA Corp. is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under GAAP.

MBIA Corp. is licensed to write business in all 50 states, the District of Columbia, Guam, the Northern Mariana Islands, the U.S. Virgin Islands, Puerto Rico, the Kingdom of Spain, the Republic of Singapore and the Republic of France. MBIA Assurance is licensed to write business in France and in certain member countries of the European Economic Area. MBIA UK is licensed to write business in the United Kingdom and in member countries of the European Economic Area. The following table sets forth the geographic distribution of MBIA Corp.’s net par outstanding, including the ten largest states in the United States:

MBIA Corp. Insured Portfolio Outstanding by Geographic Location

As of December 31, 2004 (1)

	Net Par Amount Outstanding	% of Net Par Amount Outstanding
	(In billions)
United States
California	$65.1	11.1%
New York	40.0	6.8
Florida	23.8	4.1
Texas	19.7	3.4
New Jersey	18.2	3.1
Illinois	16.6	2.8
Pennsylvania	14.3	2.4
Massachusetts	13.9	2.4
Washington	11.9	2.0
Michigan	10.3	1.8

Sub-Total	233.8	39.9
Other States & Territories	132.3	22.7
Nationally Diversified	114.5	19.5

Total United States	480.6	82.1

Non-United States
Regional Specific	44.9	7.7
Internationally Diversified	54.0	9.2
Other	6.1	1.0

Total International	105.0	17.9

Total	$585.6	100.0%

(1)	Excludes $12.7 billion relating to investment agreements and MTNs issued by affiliates of MBIA Asset Management and guaranteed by MBIA Corp.

MBIA Corp. underwriting guidelines limit the net insurance in force for any one insured credit. In addition, MBIA Corp. is subject to both rating agency and regulatory single-risk limits with respect to any insured bond issue. As of December 31, 2004, MBIA Corp.’s net par amount outstanding for its ten largest insured public finance credits totaled $23.6 billion, representing 4.0% of MBIA Corp.’s total net par amount outstanding, and the net par outstanding for its ten largest structured finance credits (without aggregating common issuers), was $24.0 billion, representing 4.1% of the total.

MBIA Corp. Insurance Programs

MBIA Corp. offers financial guarantee insurance in both the new issue and secondary markets on a global basis. At present, no new financial guarantee insurance is being offered by MBIA Illinois or CapMAC, but it is possible that either of those entities may insure transactions in the future. MBIA Corp., MBIA UK and MBIA Assurance offer financial guarantee insurance in Europe, Asia, Latin America and other areas outside the United States.

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

The Global Public Finance Division has underwriting authority with respect to certain categories of business up to pre-determined par amounts based on a risk-ranking system. In order to ensure that the guidelines are followed, Risk Management monitors and periodically reviews underwriting decisions made by the Global Public Finance Division and also participates in many transactions depending on the risk ranking. Larger, complex, or unique transactions are also then reviewed and approved at MBIA Corp.’s most senior level, the Executive Risk Committee, which consists of the Company’s Chairman, the Chief Executive Officer, the President of MBIA Corp., the Chief Risk Officer, the heads of the Structured Finance new business division, the Portfolio Management Group within the Risk Management Division and the Insured Portfolio Management Division and the head credit officer in each of the International, Public and Structured Finance Divisions.

For all transactions done by the Global Structured Finance Division, MBIA Corp.’s review and approval procedure has two stages. The first stage consists of screening, credit review and structuring by the appropriate business unit, in consultation with Risk Management officers. The second stage, consisting of the final review and approval of credit and structure, is performed by an underwriting committee consisting of the head of the applicable business unit, one officer from Risk Management and a third officer from either the Risk Management Division or the Insured Portfolio Management Division. Certain transactions, based on size, complexity, or other factors, are also approved by the Executive Risk Committee.

Premium rates for both the Global Public and Global Structured Finance Divisions are established by a Pricing Committee with representation from the relevant business unit and from the Business Analysis Group, which provides pricing and other analysis.

Risk Management

MBIA Corp.’s risk culture and policies are set by the Executive Risk Committee, which includes the members of senior management listed above. The Executive Risk Committee periodically approves and reviews, at least annually, the Risk Management systems and processes for measuring and managing credit, market and liquidity risks. The Executive Risk Committee also appoints qualified voters at MBIA Corp.’s various committees focused on credit risk, market risk, liquidity exposure and portfolio management. The chairperson of the Executive Risk Committee is also the head of MBIA Corp.’s Risk Management Division, which is responsible for developing and implementing MBIA Corp.’s underwriting guidelines, policies and procedures to ensure an overall diversified insured portfolio with low risk characteristics.

MBIA Corp. establishes underwriting guidelines based on those aspects of credit quality that it deems important for each category of obligation considered for insurance. For public finance transactions, these aspects may include economic and social trends, debt management, financial management, adequacy of anticipated cash flow, satisfactory legal structure and other security provisions, viable tax and economic bases, adequacy of loss coverage and project feasibility, including a satisfactory consulting engineer’s report, if applicable. For structured finance transactions, MBIA Corp.’s underwriting guidelines, analysis and due diligence focus on seller/servicer credit and operational quality, the historical and projected performance of the asset pool, and the strength of the structure, including legal segregation of the assets, cash flow analysis, the size and source of first loss protection, asset performance triggers and financial covenants. Transactions involving a non-U.S. issuer, non-U.S. assets, non-U.S. sources of cash flow or which are not denominated in U.S. dollars also include an assessment of country risk. Most transactions also undergo extensive cash flow analysis and sensitivity testing using scenario-based analysis, “Monte Carlo” probability analysis or both to examine the impact of remote events on credit performance. MBIA Corp.’s underwriting guidelines are subject to periodic review by the ERC, which is responsible for establishing and maintaining underwriting standards and criteria for all insurance products.

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

Insured Portfolio Management

The Insured Portfolio Management Division (“IPM” or the “IPM Division”) is responsible for monitoring MBIA Corp.’s outstanding insured obligations. This group’s first function is to detect any deterioration in credit quality or changes in the economic, regulatory or political environment which could adversely affect an MBIA Corp. insured issue, including interrupting the timely payment of debt service. If a problem is detected, the group works with the issuer, trustee, bond counsel, servicer, underwriter and other interested parties in an attempt to alleviate or remedy the problem in order to minimize potential defaults. The IPM Division works closely with Risk Management and the applicable public or structured finance business unit to analyze insured issue performance and credit risk parameters.

Once an obligation is insured, MBIA Corp. typically requires the issuer and the trustee to furnish periodic financial and asset related information, including audited financial statements, to the IPM Division for review. Potential problems uncovered through this review, such as poor financial results, low fund balances, covenant or trigger violations, trustee or servicer problems, or excessive litigation, could result in an immediate surveillance review and an evaluation of possible remedial actions. The IPM Division also monitors general economic and regulatory conditions, state and municipal finances and budget developments and evaluates their impact on issuers.

During the underwriting process, each insured transaction is assigned an internal credit rating. Credits are monitored according to a frequency of review schedule that is based on risk type, internal rating, performance and credit quality. Issues that experience financial difficulties, deteriorating economic conditions, excessive litigation or covenant or trigger violations are placed on the appropriate review list and are subject to surveillance reviews at intervals commensurate to the problem which has been detected. If IPM identifies concerns with respect to the performance of an insured issue it may designate such insured issue as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” based on the nature and extent of these concerns and requires that an increased monitoring and, if needed, a remediation plan be implemented for the related insured issue. The Company does not establish any case basis reserves for credits that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High”. In the event MBIA Corp. determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that insured issue. See “Losses and Reserves; Remediation” below.

There are three areas in the IPM Division. The IPM group which supports the Global Public Finance Division handles all types of domestic and international municipal issues such as general obligation, utility, health care, transportation and special revenue bonds, as well as project finance transactions. The IPM group which supports the Global Structured Finance Division is responsible for domestic and international structured finance transactions, including future flow transactions and collateralized debt obligations. Each group is responsible for processing waiver and consent requests and other deal modifications within their areas of responsibility. The third area, the Special Situations Group, is described below.

IPM personnel supporting the Global Public Finance Division review and report on the major credit quality factors, evaluate the impact of new developments on weaker insured credits and carry out remedial activity. In addition, this group performs analysis of financial statements and key operating data on a large-scale basis and maintains various databases for research purposes. This group is also responsible for preparing special reports which include analyses of regional economic trends, proposed tax limitations, the impact of employment trends on local economies, legal developments affecting bond security and the potential impact of events, such as natural disasters or headline events, on the insured portfolio. This unit is also responsible for all health care transactions.

The IPM unit supporting the Global Structured Finance Division monitors insured structured finance issues, focusing on asset and servicer performance and transaction cash flows. Monitoring of insured issues typically involves review of monthly trustee, servicer and portfolio manager statements, compliance reviews with transaction documents and analysis of cash flow adequacy. Review of issuer and/or servicer performance can include site visits, forensic audits, management meetings and financial statement reviews. For problem credits, the team performs additional specialized cash flow analyses, conducts best practice reviews with servicers and facilitates loss mitigation strategies.

In 2004, a new unit (the “Special Situations Group”) was created within IPM to assist in addressing insured exposures experiencing significant stress. The Special Situations Group is staffed with personnel with knowledge, expertise and experience with impaired credit situations. For issues that experience financial difficulties, deteriorating economic conditions, excessive litigation or covenant or trigger violations, the Special Situations Group works in conjunction with the related IPM personnel to assess and monitor the situation and determine the appropriate course of action, including, if necessary, developing and implementing a remediation strategy.

Investment Management Services

The Company also provides the following investment management products and financial services through its wholly owned subsidiary MBIA Asset Management LLC (“MBIA Asset Management”).

MBIA Asset Management offers cash management, customized asset management and investment consulting services to local governments, school districts and other institutional clients through MBIA-MISC, a Securities and Exchange Commission (“SEC”)-registered investment adviser which operates in 20 states and the Commonwealth of Puerto Rico. Certain of the pooled investment programs managed or administered by MBIA-MISC have the benefit of commitments by the Company to cover losses incurred by these investment programs as a result of a decline in program asset values below a predetermined level. MBIA-MISC had $11.9 billion in assets under management at December 31, 2004, up 6.0% from $11.2 billion at December 31, 2003.

MBIA Asset Management offers fixed-income asset management services for the investment portfolios of the Company, MBIA Corp. and other affiliates and also for third-party clients through CMC, an SEC-registered investment adviser and National Association of Securities Dealers member firm and through AM-UK, a Financial Services Authority registered investment advisor based in London and formed in November of 2004. The market value of assets related to the Company’s insurance and corporate investment portfolios managed by CMC were $10.3 billion at December 31, 2004, up 5.0% from $9.8 billion at December 31, 2003. In addition, CMC provides investment management services for third parties. The market value of CMC’s third-party assets under management at December 31, 2004 was $4.1 billion, compared with $3.1 billion at December 31, 2003.

In May 2004, the Company completed the sale of the assets of 1838, a full service equity-focused asset management firm, to the management of 1838 together with a third party investor group. The sale of 1838 resulted from the Company’s decision to exit the equity advisory market and focus on fixed-income asset management. 1838 comprised the equity advisory services segment of the Company’s investment management services operations.

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

At December 31, 2004, principal and accrued interest outstanding on investment agreement and MTN obligations originated by MBIA Asset Management totaled $12.5 billion, compared with $9.3 billion at December 31, 2003. Assets supporting these programs had market values of $12.6 billion and $9.4 billion at December 31, 2004 and December 31, 2003, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A and are pledged to MBIA Corp. in support of its guarantees. MBIA Asset Management manages the programs within a number of risk and liquidity parameters monitored by the rating agencies, and maintains backup liquidity in order to ensure sufficient funds to make all payments due on the investment agreement and MTN obligations and to fund operating expenses. In addition, the Company has made a capital investment in these programs, which is available at any time to fund cash needs. In the event that the value of the assets is insufficient to repay the investment agreement and MTN obligations when due, the Company may incur a loss.

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

MBIA Asset Management uses derivative financial instruments to manage interest rate risk and foreign currency risk. Credit default swaps are entered into as an extension of the group’s investment business. Forward delivery agreements are offered and periodically sold to clients. The Company has established policies limiting the amount, type and concentration of such instruments. A source of liquidity risk arises from the ability of some investment agreement counterparties to withdraw moneys on dates other than those specified in the related draw-down schedule. This liquidity risk is somewhat mitigated by provisions in certain of the investment agreements that limit an issuer’s ability to draw on the funds and by risk management procedures that require the regular re-evaluation and re-projection of draw-down schedules. Investments are restricted to fixed-income securities with a credit quality such that the overall minimum average portfolio credit quality is maintained at Double-A. Based upon management’s projections, MBIA Asset Management maintains funds invested in cash and cash equivalents sufficient to meet its projected short-term liquidity needs.

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

It is the Company’s policy to obtain an underlying rating from both Moody’s and S&P for each new transaction prior to the execution of such transactions within the Conduits. An underlying rating is the implied rating for the transaction without giving consideration to the MBIA Corp. guarantee. All transactions currently funded in the Conduits have an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted-average underlying ratings for transactions currently funded in the Conduits were “A” by S&P and “A2” by Moody’s at the time such transactions were funded in the Conduits. As set forth in the table below, without giving effect to the MBIA Corp. guarantee for transactions currently funded in the Conduits, the Company estimates that the current weighted-average underlying ratings of all outstanding Conduit transactions were “A-” by S&P and “A2” by Moody’s as of December 31, 2004. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating service, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Underlying Rating of Conduit Transactions

Without Giving Effect to the MBIA Corp. Guarantee

as of December 31, 2004

	Fair Value (In thousands)	% of Total Conduit Transactions
Credit Quality Rating
Aaa	$1,252,655	18.06%
Aa	844,471	12.18
A	2,216,944	31.96
Baa	2,621,717	37.80
Below Investment Grade	—	—

	$6,935,787	100.0%

As a result of having to adhere to MBIA Corp.’s underwriting standards and criteria, Conduit transactions have, in general, the same underlying ratings that similar non-Conduit transactions guaranteed by MBIA Corp. have at the time they are closed. Like all credits underwritten by MBIA Corp., the underlying ratings on Conduit transactions may be downgraded by either one or both rating agencies after they are closed. In general, the underlying ratings on Conduit transactions have been downgraded no more frequently than similar non-Conduit transactions guaranteed by MBIA Corp.

The Conduits enter into derivative instruments primarily as economic hedges against interest rate and currency risks. It is expected that any change in the market value of the derivative instruments will be offset by a change in the market value of the hedged assets or liabilities. However, because the investments are accounted for as held-to-maturity, no change in market value, with the exception of the change in value of foreign currency assets due to changes in foreign currency rates, is recorded in the Company’s financial statements. Any change in the market value of derivative instruments that are not accounted for as hedges under Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” will be recorded as net gains or losses on derivative instruments and foreign exchange in the Company’s consolidated income statement.

The consolidation of the Conduits has not impacted the Company’s liquidity requirements because Triple-A One Funding Corp. has independently entered into liquidity agreements with third-party providers and because the assets and liabilities of Meridian and Polaris are structured on a match-funded basis.

At December 31, 2004, there were $7.0 billion of assets in the Conduits and $6.4 billion of liabilities issued through the Conduits.

Municipal Services

MBIA MuniServices Company (“MBIA MuniServices”) delivers revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, audit, collections/recovery and information (data) services. The municipal services operations also includes Capital Asset Holdings GP, Inc. and certain affiliated entities (“Capital Asset”), a servicer of delinquent tax certificates.

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

In the third quarter of 1999, Capital Asset also completed the refinancing of substantially all of its remaining tax liens. These liens were originally financed through a commercial paper warehouse facility that matured at the end of the third quarter of 1999, which was guaranteed by the Company. The refinancing was accomplished through a securitization transaction in which the tax liens were sold to a qualifying special purpose vehicle which in turn issued notes partially secured by those liens. The proceeds of the securitization were used primarily to extinguish the warehouse facility. This was Capital Asset’s third securitization of tax liens, and MBIA Corp. has insured all of the notes issued by these securitizations. These securitizations were structured through the sale by Capital Asset of substantially all of its tax liens to off-balance sheet qualifying special purpose vehicles that were established in connection with these securitizations. The first transaction, done in 1997, has a revolving bank line of credit, guaranteed by MBIA Corp., to purchase subsequent liens against already encumbered real estate if necessary to protect previous securitized lien positions. This first transaction had an original gross par insured of $285.4 million and an available credit line of $70.0 million. The second transaction, done in 1998, also has a revolving bank line of credit, guaranteed by MBIA Corp., for the same purpose. This transaction had an original gross insured par of $175.6 million and an available credit line of $50.0 million. The final transaction, done in 1999, had an original gross par of $196.0 million outstanding. On June 30, 2004, in order to reduce ongoing carrying and other costs, a clean-up call was exercised for the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations. The clean-up call provisions permitted the issuer of the bonds to buy back any remaining tax liens when the principal amount of the bonds fell below ten percent of the original principal amount. In connection with the clean-up calls, on June 30, 2004, MBIA paid $51.5 million (net of reinsurance) under its policies to the trustee for the securitizations, which defeased its remaining exposure to these transactions. MBIA did not record any additional losses in connection with its payment during the second quarter. Additionally, the payment made by the MBIA Corp. related to the Capital Asset Funding Series 1997A and Series 1998A tax lien securitizations resulted in the Company consolidating the securitizations in its financial statements.

MBIA Corp. continues to insure the third Capital Asset securitization. This transaction matures in 2008 and has an outstanding balance of $118 million. Because the ultimate collectibility of tax liens is difficult to estimate, there can be no assurance that the case reserves established to date would be sufficient to cover all future claims under this policy. MBIA Corp. will continue to evaluate the performance of the remaining tax lien portfolio and adjust loss reserves or salvage as and when necessary.

Competition

The financial guarantee insurance business is highly competitive. Several other monoline insurance companies compete directly against MBIA Corp. in writing financial guarantee insurance, all of which, like MBIA Corp., have Triple-A financial strength ratings from Moody’s and S&P. In addition, there are several other monoline insurance companies which compete with MBIA Corp. in writing financial guarantee insurance as a primary which have lower ratings. MBIA Corp. also competes with composite (multi-line) insurers.

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

Reinsurance

State insurance laws and regulations, as well as the rating agencies who rate MBIA Corp., impose minimum capital requirements on financial guarantee companies, limiting the aggregate amount of insurance and the maximum size of any single risk exposure which may be written. MBIA Corp. decreases the insured exposure in its portfolio and increases its capacity to write new business by using treaty and facultative reinsurance to reduce its gross liabilities on an aggregate and single risk basis. Additionally, MBIA Corp. has entered into arrangements under which it is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under GAAP.

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

As of December 31, 2004, MBIA Corp. has retained $585.6 billion or 87.3% of the gross par outstanding of all transactions insured by it, MBIA Assurance, CapMAC and MBIA Illinois, and ceded approximately $85.5 billion or 12.7% to reinsurers. The amounts of exposure ceded to reinsurers at December 31, 2004 and 2003 by bond type and by geographic location are set forth in Note 22 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries. The following table shows the percentage of ceded business ceded to, and reinsurance recoverables from, reinsurers by S&P financial strength rating levels as of December 31, 2004.

Reinsurer’s Standard & Poor’s Rating Range	Percent of Total Par Ceded	Reinsurance Recoverable (thousands)
AAA	76.33%	$11,738
AA	12.04	7,749
A	11.53	13,914
Not Currently Rated	0.09	338
Below Investment Grade	0.01	(5)

Total	100.0%	$33,734

The top two reinsurers within the Triple-A rating category represent approximately 55% of total par ceded by MBIA Corp.; the top two reinsurers within the Double-A rating category represent approximately 7% of total par ceded by MBIA Corp.; and the top two reinsurers within the Single-A rating category represent approximately 11% of total par ceded by MBIA Corp.

The principal reinsurers of MBIA Corp., MBIA Assurance, CapMAC and MBIA Illinois accounted for 82% of the total exposure reinsured by the Company as of December 31, 2004. All of the other reinsurers reinsured approximately 18% of the total ceded insurance in force at December 31, 2004 and are diversified geographically and by lines of insurance written.

The financial strength ratings of certain of MBIA Corp.’s reinsurers have been downgraded below Triple-A. While these reinsurers continue to remain on risk for potential losses on ceded insurance exposure, the value of the reinsurance to the Company is decreased due to the increased amounts of capital that MBIA Corp. is required to hold with respect to the ceded risks as a result of the reinsurers’ downgrade. Generally, MBIA Corp. has the right to terminate a reinsurance agreement when the reinsurer is downgraded below certain agreed-upon thresholds or if the capital credit received by MBIA Corp. for the reinsurance decreases below the agreed-upon thresholds and it may elect to take back ceded business so as to more effectively deploy its capital. However, in the event that MBIA Corp. elects to take back ceded business from a downgraded reinsurer, there can be no assurance that alternative reinsurance capacity will be available or that MBIA Corp. will be able to secure reinsurance on favorable terms. In the event that MBIA Corp. is unable to obtain reinsurance with a highly rated reinsurer, the amount of capital required to maintain MBIA Corp.’s Triple-A rating would increase.

The Company has launched several initiatives aimed at increasing its financial flexibility and Triple-A reinsurance capacity and reducing risks in its insured portfolio. These initiatives include making strategic investments in monoline reinsurers, entering into risk allocation arrangements with government entities and arranging for loss protection through other financial products.

In 2003, the Company invested $25 million for an 11.4% ownership interest in RAM Reinsurance Company, a financial guarantee reinsurer located in Bermuda rated “AAA” by S&P and “Aa3” by Moody’s. The Company’s investment, among other things, assisted RAM Reinsurance Company in maintaining its ratings.

In February 2004, the Company, together with RennaissanceRe Holdings, Ltd., Koch Financial Re, Ltd. and Partner Reinsurance Company Ltd. (“Partner Re”), formed Channel Reinsurance Ltd. (“Channel Re”), a new Bermuda-based financial guarantee reinsurance company rated Triple-A by S&P and Moody’s. The Company invested $63.7 million for a 17.4% ownership interest in Channel Re.

In February 2004, MBIA Corp. and Channel Re entered into treaty and facultative reinsurance arrangements whereby Channel Re agreed to provide committed reinsurance capacity to MBIA Corp. at least through June 30, 2008. Under these reinsurance arrangements MBIA Corp. agreed to cede to Channel Re and Channel Re agreed to assume from MBIA Corp. varying percentages of designated policies issued by MBIA Corp. The amount of any policy subject to the committed reinsurance arrangements is based on the type of risk insured and on other factors. The reinsurance arrangements provide Channel Re with certain preferential terms, including those related to ceding commissions.

In September 2004, MBIA Corp. entered into an investment guaranty arrangement with a development agency of the United States government which helps domestic private sector businesses manage risks associated with direct foreign investment. The arrangement is similar to other facultative reinsurance with the agency undertaking to indemnify MBIA Corp. for its proportionate share of loss on ceded exposures.

MBIA Corp. may also look to reduce risks embedded in its insured portfolio by entering into derivative transactions or other types of hedging arrangements. In December 2004, MBIA Corp. executed a $550.8 million capital markets transaction in which it hedged a portion, or $275.8 million, of the credit and market risk associated with its synthetic CDO portfolio. In 2004, MBIA Corp. received approval from the NYS Insurance Department for a derivative use plan which authorizes MBIA Corp. to hedge certain risks through the use of derivative instruments and may look to enter into hedging transactions to reduce risks on an individual and macro basis.

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

In 1998, three reinsurers, AXA Re Finance S.A. (“ARF”), Converium Reinsurance (North America) Inc. (formerly known as Zurich Reinsurance (North America), Inc.) (“Converium”) and Muenchener Rueckversicherungs-Gesellshaft (“Munich Re”) reimbursed MBIA Corp. $170 million for losses incurred with respect to $265 million of MBIA Corp.-insured bonds issued by Allegheny Health, Education and Research Foundation (“AHERF”) under three separate reinsurance agreements (the “AHERF Reinsurance Agreements”). The AHERF Reinsurance Agreements were structured as three successive excess-of-loss facilities that aggregated to $170 million. Under the excess of loss reinsurance agreements, Converium reimbursed MBIA Corp. $70 million of MBIA Corp.’s $170 million loss and Munich Re and ARF each reimbursed MBIA Corp. $50 million.

At the same time that MBIA Corp. arranged the AHERF Reinsurance Agreements, it entered into several separate quota share reinsurance agreements with the same reinsurers. Under these quota share reinsurance agreements, MBIA Corp agreed to cede on a quota share basis to the three reinsurers new business written with an aggregate par sufficient to generate $297 million in gross premiums over a six year period ending October 1, 2004. Of the $297 million in premium to be ceded under the quota share arrangements, MBIA Corp. agreed to cede to Converium cash premiums equal to $102 million, to ARF adjusted gross premiums of $98 million and to Munich Re adjusted gross premiums of $97 million over this period. The aggregate insured par ceded to these reinsurers under these quota share agreements totaled over $45 billion.

Under separate agreements, to which MBIA Corp. was not a party, Converium reinsured directly and indirectly to ARF (the “Converium-ARF Retrocession Agreements”) the risk that it had assumed from MBIA Corp. under its quota share agreements with MBIA Corp. for losses in excess of $13.1 million. ARF contended that, in connection with its agreement to assume this risk from Converium under the Converium-ARF Retrocession Agreements, there was an oral agreement with MBIA Corp. under which MBIA Corp. would replace ARF as a reinsurer to Converium by no later than October 2005.

In October 2004, MBIA Corp. commuted and assumed from ARF the policies that ARF had reinsured directly under its quota share reinsurance agreements with MBIA Corp. discussed above (the “MBIA-ARF Reinsurance Agreements”). At the same time, MBIA Corp. also assumed from ARF all of the risk that ARF assumed from Converium under the Converium-ARF Retrocession Agreements. AXA RE, S.A (“AXA RE”), ARF’s parent, in turn agreed to reinsure MBIA Corp. for all losses in excess of $96.9 million assumed by MBIA Corp. from ARF under the Converium-ARF Retrocession Agreements up to an aggregate amount of $90 million. ARF paid MBIA Corp. $10 million for assuming from it the risk under the Converium-ARF Retrocession Agreements, and MBIA Corp. paid AXA RE $1 million for reinsuring MBIA Corp. for all losses in excess of $96.9 million assumed by MBIA Corp. from ARF under the Converium-ARF Retrocession Agreements up to an aggregate amount of $90 million.

In addition to the $10 million that MBIA Corp. received as described above, MBIA Corp. received approximately $19.5 million related to the commutation of the MBIA-ARF Reinsurance Agreement, consisting of statutory unearned premium reserves of $42.5 million less refunded ceding commissions of $13.9 million and fees of $9.1 million. In addition, MBIA Corp. will receive future installment premiums with a present value of approximately $21.5 million in connection with the commuted policies. As a result of this transaction, MBIA Corp. reassumed $21.3 billion in aggregate insured par. The commutation of the MBIA-ARF Reinsurance Agreement and the assumption by MBIA Corp. from ARF of the risk under the Converium-ARF

Retrocession Agreements were done in order, among other reasons, to settle and resolve the disputes with ARF regarding the alleged oral agreement. In addition, MBIA Corp. entered into these agreements and agreed to assume the related policies due to the fact that it no longer received rating agency capital credit in connection with the reinsurance ceded to ARF and Converium because ARF no longer has a financial strength rating and the financial strength rating of Converium had been downgraded.

In October 2004, the Company’s management recommended that the Audit Committee of the Company’s Board of Directors undertake an investigation of the AHERF Reinsurance Agreements, including whether an oral agreement existed between MBIA Corp. and ARF that MBIA Corp. would assume the risk that Converium retroceded to ARF under the Converium-ARF Retrocession Agreements. The Audit Committee retained outside counsel and initiated an investigation in October 2004. The outside counsel’s investigation has been substantially completed. While the investigation has not conclusively determined whether an oral agreement in fact existed, the Company has been advised, however, that it appears likely that such an agreement or understanding with ARF was made in 1998.

Based on the investigation and other considerations, on March 8, 2005, the Company announced that it has decided to restate its financial statements for 1998 and subsequent years to correct the accounting treatment for MBIA Reinsurance Agreement and quota share agreement entered into with Converium. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 and Note 2 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries).

MBIA Corp. and CapMAC entered into a Sale and Purchase of Business Undertaking Agreement with Asian Securitization & Infrastructure Assurance (Pte) Ltd (“ASIA Ltd”), a Singapore based insurer in which the Company indirectly held approximately 11% of the outstanding common stock. Pursuant to this agreement MBIA Corp. and CapMAC purchased substantially all of ASIA Ltd’s assets, which consist primarily of cash resulting from the liquidation of ASIA Ltd’s investment portfolio, and assumed ASIA Ltd’s insurance obligations. MBIA Corp. assumed a portfolio of three insured exposures from ASIA Ltd with a par balance, as of February 29, 2004, of $37.5 million, and CapMAC reassumed twenty exposures it previously reinsured with ASIA Ltd with an outstanding par balance as of February 29, 2004 of $331.7 million. MBIA Corp. and CapMAC received proceeds of $60.9 million representing $8.8 million of unearned premium reserves, $19.4 million of case basis reserves and $32.7 million of unallocated reserves associated with the assumed portfolios.

In addition to the reinsurance arrangements described above, at January 1, 2003, the Company maintained $35.7 million of annually renewable stop-loss reinsurance coverage. Effective January 1, 2004, the Company elected not to renew the facility due to the rating downgrade of the stop-loss provider.

The Company also maintained a $100 million ten-year facility with a reinsurer maturing in 2011. This facility allowed the Company to issue subordinated securities and could be drawn upon if the Company incurred cumulative losses (net of any recoveries) above an annually adjusted attachment point. However, the $100 million facility was terminated in the second quarter of 2004 due to the rating downgrade of the related reinsurer.

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

MBIA Corp. has also entered into a reinsurance agreement with MBIA UK providing for MBIA Corp.’s reimbursement of the losses incurred by MBIA UK in excess of a specified threshold and a net worth maintenance agreement in which MBIA Corp. agrees to maintain the net worth of MBIA UK, to remain its sole shareholder and not to pledge its shares. Under the reinsurance agreement, MBIA Corp. has agreed to reimburse MBIA UK on an excess-of-loss basis for losses incurred in each calendar year for net retained insurance liability, subject to certain contract limitations. Under the net worth maintenance agreement, MBIA Corp. agrees to maintain a minimum capital and surplus position at MBIA UK in accordance with United Kingdom and New York State legal requirements.

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

MBIA Corp. and CapMAC have entered into a reinsurance agreement, effective April 1, 1998, under which MBIA Corp. has agreed to reinsure 100% of the net liability and other obligations of CapMAC in exchange for CapMAC’s payment of a premium equal to the ceded reserves and contingency reserves. Pursuant to such reinsurance agreement with CapMAC, MBIA Corp. reinsured all of CapMAC’s then-current net exposure of $31.6 billion, or approximately 78% of CapMAC’s gross debt service then outstanding, the remaining 22% having been previously ceded to treaty and facultative reinsurers of CapMAC.

Investments and Investment Policy

The Finance Committee of the Board of Directors of the Company approves the Company’s general investment objectives and policies, and also reviews more specific investment guidelines. CMC manages all of MBIA Corp.’s consolidated investment portfolios and substantially all of the Company’s investment portfolios.

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

The Company’s consolidated investment portfolio as shown on its balance sheet at December 31, 2004 was $30.6 billion, of which $7.5 billion represented held-to-maturity investments at amortized cost. The information and tables contained below relate to the Company’s consolidated investment portfolio (the “Investment Portfolio”).

For the year ended December 31, 2004, approximately 61% of the Company’s net income was derived from after-tax earnings on its investment portfolio. The following table sets forth investment income and related data for the years ended December 31, 2002, 2003 and 2004.

Investment Income of the Company

	2002	2003	2004
	(In thousands)
Investment income before expenses (1)	$799,576	$839,948	$1,044,041
Investment expenses	321,753	332,546	455,635

Net investment income before income taxes	477,823	507,402	588,406
Net realized gains	15,424	80,668	72,914

Total investment income before income taxes	$493,247	$588,070	$661,320

Total investment income after income taxes	$392,480	$445,560	$497,055

(1)	Includes taxable and tax-exempt interest income.

The tables below set forth the composition of the Company’s investment portfolios. The references to “Insurance” in the tables below refer to the investment portfolio assets held by the Company’s insurance operations, the references to “Investment Management Services” refers to investment portfolio assets held by the Company’s investment management services operations and the references to “Investments Held-to-maturity” refer to assets held in the Conduits and certain variable interest entities. The weighted-average yields in the tables reflect the nominal yield on market value as of December 31, 2004, 2003 and 2002.

Investment Portfolio by Security Type

as of December 31, 2004

	Insurance		Investment Management Services		Investments Held-to-maturity
	Fair Value (in thousands)	Weighted Average Yield (1)	Fair Value (in thousands)	Weighted Average Yield (1)	Fair Value (in thousands)	Weighted Average Yield (1)
Investment Category
Fixed-income investments:
Long-term bonds:
Taxable bonds:
U.S. Treasury & Agency obligations	$410,038	3.64%	$221,777	4.88%	$—	—%
GNMAs	138,989	5.05	81,278	4.42	—	—
Other mortgage & asset-backed securities	1,473,126	5.16	3,924,261	2.12	419,188	3.00
Corporate obligations	1,715,933	4.97	5,565,288	4.59	7,116,599	2.49
Foreign obligations (2)	607,604	4.74	1,543,882	3.87	—	—

Total	4,345,690	4.88	11,336,486	3.68	7,535,787	2.52
Tax-exempt bonds:
State & municipal	4,728,599	3.88	—	—	—	—

Total long-term investments	9,074,289	4.36	11,336,486	3.68	7,535,787	2.52

Short-term investments (3)	1,160,107	2.51	1,245,085	2.22	—	—

Total fixed-income investments	10,234,396	3.87%	12,581,571	3.54%	7,535,787	2.52%
Other investments (4)	261,865	—	—	—	—	—

Total investments	$10,496,261	—	$12,581,571	—	$7,535,787	—

(1)	Prospective market yields as of December 31, 2004. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.
(2)	Consists of U.S. denominated and other foreign government and corporate securities.
(3)	Taxable and tax-exempt investments, including bonds with a remaining effective maturity of less than one year.
(4)	Consists of equity investments and other fixed-income investments; yield information not meaningful.

Investment Portfolio by Security Type

as of December 31, 2003

	Insurance		Investment Management Services		Investments Held-to-Maturity
	Fair Value (in thousands)	Weighted Average Yield (1)	Fair Value (in thousands)	Weighted Average Yield (1)	Fair Value (in thousands)	Weighted Average Yield (1)
Investment Category
Fixed-income investments:
Long-term bonds:
Taxable bonds:
U.S. Treasury & Agency obligations	$232,964	4.21%	$230,293	4.60%	$—	—%
GNMAs	69,583	3.42	40,324	4.04	—	—
Other mortgage & asset-backed securities	1,107,682	4.02	3,068,440	2.98	414,850	2.14
Corporate obligations	1,974,044	4.48	3,841,142	4.63	8,540,323	1.55
Foreign obligations (2)	468,151	4.40	1,285,341	4.46	—	—

Total	3,852,424	4.30	8,465,540	4.01	8,955,173	2.12
Tax-exempt bonds:
State & municipal	4,771,740	3.55	—	—	—	—

Total long-term investments	8,624,164	3.89	8,465,540	4.01	8,955,173	2.12
Short-term investments (3)	975,836	2.32	937,640	1.32	—	—

Total fixed-income investments	9,600,000	3.73%	9,403,180	3.75%	8,955,173	2.12%
Other investments (4)	357,346	—	—	—	—	—

Total investments	$9,957,346	—	$9,403,180	—	$8,955,173	—

(1)	Prospective market yields as of December 31, 2003. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.
(2)	Consists of U.S. denominated and other foreign government and corporate securities.
(3)	Taxable and tax-exempt investments, including bonds with a remaining effective maturity of less than one year.
(4)	Consists of equity investments and other fixed-income investments; yield information not meaningful.

Investment Portfolio by Security Type

as of December 31, 2002

	Insurance		Investment Management Services
Investment Category	Fair Value (in thousands)	Weighted Average Yield (1)	Fair Value (in thousands)	Weighted Average Yield (1)

Fixed-income investments:
Long-term bonds:
Taxable bonds:
U.S. Treasury & Agency obligations	$139,445	2.70%	$224,218	4.45%
GNMAs	145,844	3.82	144,930	1.25
Other mortgage & asset-backed securities	1,139,163	4.82	2,519,805	1.59
Corporate obligations	1,629,510	5.30	3,562,944	3.34
Foreign obligations (2)	307,548	5.10	608,800	4.11

Total	3,361,510	4.95	7,060,697	3.59
Tax-exempt bonds:
State & municipal	4,732,140	4.27	—	—

Total long-term investments	8,093,650	4.55	7,060,697	3.59
Short-term investments (3)	687,238	3.36	1,040,772	1.94

Total fixed-income investments	8,780,888	4.46%	8,101,469	3.38%
Other investments (4)	212,673	—	—	—

Total investments	$8,993,561	—	$8,101,469	—

(1)	Prospective market yields as of December 31, 2002. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.
(2)	Consists of U.S. denominated and other foreign government and corporate securities.
(3)	Taxable and tax-exempt investments, including bonds with a remaining effective maturity of less than one year.
(4)	Consists of equity investments and other fixed-income investments; yield information not meaningful.

The duration of the insurance fixed-income portfolio as of December 31, 2004 and December 31, 2003 was 5.3 years. In 2003, the Company decided to reposition the portfolio duration in order to preserve economic capital. The impact of shortening the investment portfolio duration was a reduction in 2003 net investment income. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Investment Income” in Part II, Item 7). The average maturity of the insurance fixed-income portfolio, excluding short-term investments, as of December 31, 2004 and December 31, 2003 was 8.46 years and 8.36 years, respectively.

The table below sets forth the distribution by contractual maturity of the Company’s consolidated fixed-income investments. Contractual maturity may differ from expected maturity because the borrowers may have the right to call or prepay obligations.

Fixed-Income Investments by Maturity

as of December 31, 2004

	Insurance		Investment Management Services		Investments Held-to-Maturity
	Fair Value (In thousands) Maturity	% of Total Fixed- Income Investments	Fair Value (In thousands) Maturity	% of Total Fixed- Income Investments	Fair Value (In thousands) Maturity	% of Total Fixed- Income Investments
Within 1 year	$1,030,467	10.1%	$920,255	7.3%	$76,916	1.0%
Beyond 1 year but within 5 years	1,384,174	13.5	3,806,980	30.2	3,743,015	49.7
Beyond 5 years but within 10 years	1,925,895	18.8	2,520,344	20.1	2,560,436	34.0
Beyond 10 years but within 15 years	2,250,333	22.0	1,229,520	9.8	27,333	0.3
Beyond 15 years but within 20 years	847,875	8.3	569,660	4.5	—	—
Beyond 20 years	2,795,652	27.3	3,534,812	28.1	1,128,087	15.0

Total fixed-income investments	$10,234,396	100.0%	$12,581,571	100.0%	$7,535,787	100.0%

The credit quality distribution of the Company’s fixed-income investments, which is based on ratings from Moody’s is presented in the following table:

Fixed-Income Investments by Credit Quality Rating

as of December 31, 2004 (1)

	Insurance		Investment Management Services		Investments Held-to-Maturity
	Fair Value (In thousands)	% of Total Fixed-Income Investments	Fair Value (In thousands)	% of Total Fixed-Income Investments	Fair Value (In thousands)	% of Total Fixed-Income Investments
Credit Quality Rating
Aaa	$6,461,601	67%	$8,193,347	66%	$1,252,655	17%
Aa	1,641,355	17	2,269,708	18	844,471	11
A	1,494,025	15	1,879,234	15	2,816,944	37
Baa	109,289	1	60,154	1	2,621,717	35
Not Rated	16,586	—	—	—	—	—

	$9,722,856	100.0%	$12,402,443	100.0%	$7,535,787	100.0%

(1)	Excludes short-term investments with an original maturity of less than one year, but includes bonds having a remaining effective maturity of less than one year.

The Company’s Investment Portfolio includes investments that are insured by MBIA Corp. (“MBIA Insured Investments”). As of December 31, 2004, MBIA Insured Investments, excluding Conduit investments, at fair value represented $4.9 billion or 15% of the total Investment Portfolio. Conduit investments represented $6.9 billion or 23% of the total Investment Portfolio. As set forth in the table below, without giving effect to the MBIA Corp. guarantee of the MBIA Insured Investments in the Investment Portfolio, as of December 31, 2004, based on the actual or estimated underlying ratings (i) the weighted average rating of the Investment Portfolio would be in the Double-A range, (ii) the weighted average rating of just the MBIA Insured Investments in the Investment Portfolio would be in the Single-A range and (iii) approximately 1% of the Investment Portfolio would be rated below investment grade.

Without giving effect to the MBIA guarantee of the MBIA Insured Investments, the underlying ratings (those given to an investment without the benefit of the MBIA Corp. guarantee) of the MBIA Insured Investments as of December 31, 2004 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating service, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

MBIA Insured Investments by Credit Quality Rating

Without Giving Effect to the MBIA Corp. Guarantee

as of December 31, 2004

Underlying Ratings Scale (In thousands)	Insurance Portfolio	Investment Management Services Portfolio	Held-to-Maturity Investment Portfolio	Total
Aaa	$54,516	$686,815	$1,252,655	$1,993,986
Aa	283,464	80,212	844,471	1,208,147
A	787,175	834,334	2,216,944	3,838,453
Baa	338,999	1,482,750	2,621,717	4,443,466
Below Investment Grade	106,568	168,733	—	275,301

Total	$1,570,722	$3,252,844	$6,935,787	$11,759,353

Regulation

MBIA Corp. is licensed to do insurance business in, and is subject to insurance regulation and supervision by, the State of New York (its state of incorporation), the 49 other states, the District of Columbia, Guam, the Northern Mariana Islands, the U.S. Virgin Islands, Puerto Rico, the Kingdom of Spain, the Republic of Singapore, the United Kingdom and the Republic of France. MBIA Assurance is licensed to do insurance business in France and is subject to regulation under the corporation and insurance laws of the Republic of France. MBIA Assurance has used the provisions of the EC Third Non-life Insurance Directive (No. 92/49/EEC) to operate in the United Kingdom and in some of the other European Economic Area jurisdictions, both on a services and branch basis and is, to a limited extent, subject to supervision by the United Kingdom’s Financial Services Authority. MBIA UK is licensed to do insurance business in the United Kingdom and is subject to the insurance regulation and supervision of the United Kingdom’s Financial Services Authority. MBIA UK has used the provisions of the EC Third Non-life Insurance Directive to provide cross border services in all jurisdictions in the European Economic Area. The extent of state insurance regulation and supervision varies by jurisdiction, but New York, Illinois and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies. These laws prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. is required to file detailed annual financial statements with the New York Insurance Department and similar supervisory agencies in each of the other jurisdictions in which it is licensed. The operations and accounts of MBIA Corp. are subject to examination by these regulatory agencies at regular intervals.

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

As a financial guarantee insurer, MBIA Corp. is required by the laws of New York, California, Connecticut, Florida, Illinois, Iowa, Maryland, New Jersey and Wisconsin to maintain contingency reserves on its municipal bond, asset-backed securities and other financial guarantee liabilities. Under New Jersey, Illinois and Wisconsin regulations, contributions by such an insurer to its contingency reserves are required to equal 50% of earned premiums on its municipal bond business. Under New York law, such an insurer is required to contribute to contingency reserves 50% of premiums as they are earned on policies written prior to July 1, 1989 (net of reinsurance), and, with respect to policies written on and after July 1, 1989, must make contributions over a period of 15 or 20 years (based on issue type), or until the contingency reserve for such insured issues equals the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.5%, depending upon the type of obligation guaranteed (net of collateral reinsurance, refunding, refinancings and certain insured securities). California, Connecticut, Florida, Iowa and Maryland laws impose a generally similar requirement, and in California the insurance commissioner can require an insurer to maintain additional reserves if the commissioner determines that the insurer’s reserves are inadequate. In each of these states, MBIA Corp. may apply for release of portions of the contingency reserves in certain circumstances.

The laws and regulations of these states also limit both the aggregate and individual securities risks that MBIA Corp. may insure on a net basis based on the type of obligations insured. California, Connecticut, Florida, Illinois, Maryland and New York, among other things, limit insured average annual debt service on insured municipal bonds with respect to a single entity and backed by a single revenue source (net of qualifying collateral and reinsurance) to 10% of policyholders’ surplus and contingency reserves. California, Connecticut, Florida, Illinois, Maryland and New York also limit the net insured unpaid principal on a municipal bond issued by a single entity and backed by a single revenue source to 75% of policyholders’ surplus and contingency reserves. California, Connecticut, Maryland and New York, among other things, require that the lesser of the insured average debt service and the insured unpaid principal (reduced by the extent to which unpaid principal of the supporting assets and, for New York, provided the insured risk is investment grade, exceed the insured unpaid principal), divided by nine, on each issue of asset-backed securities issued by a single entity shall not exceed 10% of policyholders’ surplus and contingency reserves, while Florida limits insured unpaid principal for any one risk to 10% of policyholders’ surplus and contingency reserves. In New Jersey, Virginia and Wisconsin, the average annual debt service on any single issue of municipal bonds (net of reinsurance) is limited to 10% of policyholders’ surplus. Other states that do not explicitly regulate financial guarantee or municipal bond insurance do impose single risk limits which are similar in effect to the foregoing.

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

The laws of New York regulate the payment of dividends by MBIA Corp. and provide that a New York domestic stock property/casualty insurance company (such as MBIA Corp.) may not declare or distribute dividends except out of statutory earned surplus. New York law provides that the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as shown by the most recent statutory financial statement on file with the New York Insurance Department, or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent of Insurance approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings. See Note 17 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

As a result of the payment of the special dividend in the fourth quarter and under the formula applicable to the payment of dividends, MBIA Corp. may not pay any dividends without prior approval by the New York State Department of Insurance until the second quarter of 2006. MBIA Corp. requested approval for the payment of additional special dividends in 2005.

The foregoing dividend limitations are determined in accordance with Statutory Accounting Practices (“SAP”), which generally produce statutory earnings in amounts less than earnings computed in accordance with GAAP. Similarly, policyholders’ surplus, computed on a SAP basis, will normally be less than net worth computed on a GAAP basis. See Note 10 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries for additional information.

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

Losses and Reserves; Remediation

MBIA Corp. establishes both loss and loss adjustment expense reserves to cover non-specific unallocated losses on its insured portfolio and specific case basis reserves with respect to actual and potential losses under specific insurance policies. The unallocated loss and loss adjustment expense reserve (“ULR”) and specific case basis reserves are established by MBIA Corp.’s Loss Reserve Committee.

The unallocated loss reserve is established on an undiscounted basis with respect to MBIA Corp.’s entire insured portfolio. MBIA Corp.’s unallocated loss reserve represents its estimate of losses that have occurred or are probable as a result of credit deterioration in MBIA Corp.’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. The unallocated loss reserve is increased on a quarterly basis using a formula that applies a “loss factor” to MBIA Corp.’s scheduled net earned premium for the respective quarter. Each quarter MBIA Corp. calculates its provision for the unallocated loss reserve as 12% of scheduled net earned premium. Annually, the Loss Reserve Committee evaluates the appropriateness of the 12% loss factor. In performing this evaluation, the Loss Reserve Committee considers the composition of MBIA Corp.’s insured portfolio by municipal sector, structured asset class, remaining maturity and credit quality, along with the latest industry data, including historical default and recovery experience for the relevant sectors of the fixed-income market, in order to determine if a trend is developing that indicates the 12% loss factor should be increased or decreased. The Loss Reserve Committee reviews the results of its annual evaluation for a three or four year period to determine whether any long-term trends are developing. As of December 31, 2004, MBIA Corp. does not believe any trend is developing that would cause a change to the 12% loss factor. However, if a catastrophic or very unusual loss occurred, the Loss Reserve Committee would consider taking an immediate charge through Losses and Loss Adjustment Expenses and possibly also increasing the loss factor in order to maintain an adequate level of loss reserves. During the years ended December 31, 2004, 2003 and 2002, MBIA Corp. calculated its provision for the unallocated loss reserve as 12% of scheduled net earned premium.

When a case basis reserve is established, MBIA Corp. reclassifies the estimated amount from its unallocated loss reserve in an amount equal to the specific case basis loss reserve. Therefore, the amount of available unallocated loss reserve at the end of each period is reduced by the actual case basis reserves established in the same period. In the unlikely event that case basis reserves develop at a significantly faster or slower rate than anticipated by applying the loss factor to net scheduled earned premium, MBIA Corp. will perform a qualitative evaluation with respect to the adequacy of the remaining unallocated loss reserve. In performing this evaluation, MBIA Corp. considers the anticipated amounts of future transfers to existing case basis reserves, as well as the likelihood those policies for which case basis reserves have not been established will require case basis reserves at a faster or slower rate than initially expected.

MBIA Corp. establishes new case basis reserves with respect to a specific insurance policy when the Loss Reserve Committee determines that (i) a claim has been made or is probable in the future with respect to such policy based on specific credit events that have occurred and (ii) the amount of the ultimate loss that MBIA will incur under such policy can be reasonably estimated. The amount of the case basis reserve with respect to any policy is based on the net present value of the expected ultimate losses and loss adjustment expense payments that MBIA Corp. expects to pay with respect to such policy, net of expected recoveries under salvage and subrogation rights. For years ending after December 31, 2002, the amount of the expected loss, net of expected recoveries, is discounted based on a discount rate equal to the actual yield of the fixed-income portfolio held by the Company’s insurance subsidiaries at the end of the preceding fiscal quarter. Prior to 2003 MBIA Corp. used a flat discount rate. MBIA Corp. believes this yield is an appropriate rate of return for present valuing its reserves as it reflects the rate of return on the assets supporting future claim payments by MBIA Corp. When a case basis reserve is established for an insured obligation, MBIA Corp. continues to record premium revenue until it believes that premiums will no longer be collected on that obligation.

A number of variables are taken into account in establishing specific case basis reserves for individual policies. These variables include the creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligation, the projected cash flow or market value of any assets that support the insured obligation and the historical and projected loss rates on such assets. Factors that may affect the actual ultimate realized losses for any policy include the state of the economy, changes in interest rates, rates of inflation and the salvage values of specific collateral. The methodology for determining when a case basis reserve is established may differ from other financial guarantee insurance companies, as well as from other property and casualty insurance enterprises.

The IPM Division is responsible for monitoring MBIA Corp. insured issues. The level and frequency of MBIA Corp.’s monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If IPM identifies concerns with respect to the performance of an insured issue it may designate such insured issue as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” based on the nature and extent of these concerns and requires that an increased monitoring and, if needed, a remediation plan be implemented for the related insured issue.

In the event MBIA Corp. determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that policy. As of December 31, 2004, MBIA Corp. had 44 case basis issues on the Classified List that had $401 million in aggregate net case reserves.

At December 31, 2004, of the $401.2 million in total case basis reserves for future claims, of which three issues, a health care facility in Pennsylvania, a health care facility in Texas and one tax lien transaction, comprised $319.6 million. The remaining case basis reserves are related to various housing financings and structured finance transactions.

Both MBIA Illinois and CapMAC currently do not write new business. MBIA Corp. has reinsured their respective net liabilities on financial guarantee insurance business and maintains required reserves in connection therewith. MBIA UK had not insured any obligations as of December 31, 2004.

Management believes that MBIA Corp.’s reserves are adequate to cover the ultimate net cost of claims. However, because the reserves are based on management’s judgment and estimates, there can be no assurance that the ultimate liability will not exceed such estimates.

In an effort to mitigate losses, IPM is regularly involved in the ongoing remediation of credits that may involve, among other things, waivers or renegotiations of financial covenants or triggers, waivers of contractual provisions, the granting of consents, and the taking of various other remedial actions. The nature of any remedial action is based on the type of the insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, MBIA Corp. is able to improve its security position and to obtain concessions from the issuer of the insured bonds. From time to time, the issuer of an MBIA Corp. insured bond may, with the consent of MBIA Corp., restructure the insured bonds by extending the term, increasing or decreasing the par amount or decreasing the related interest rate, with MBIA Corp. insuring the restructured bonds. If, as the result of a restructuring, MBIA Corp. estimates that it will suffer an ultimate loss on the restructured issue, MBIA Corp. will record a case basis reserve for the restructured issue or, if it has already recorded a case basis reserve, it will re-evaluate the impact of the restructuring on the posted reserve and adjust the size of the reserve accordingly.

To date, MBIA Corp. has had 69 insured issues requiring claim payments. There are currently four additional insured issues for which case loss reserves have been established for expected future claims but for which claims have not yet been paid. The Company’s experience is that early detection and continued involvement by IPM are crucial in avoiding or minimizing potential draws on the related insurance policy. There can be no assurance, however, that there will be no material losses in the future in respect of any issues guaranteed by MBIA Corp., MBIA Illinois, MBIA UK, MBIA Assurance or CapMAC.

MBIA Corp. Insurance Policies

Virtually all of the insurance policies issued by MBIA Corp. provide an unconditional and irrevocable guarantee of the payment to a designated paying agent for the holders of the insured obligations of an amount equal to the principal of, and interest or other amounts due on, the insured obligations that have not been paid. In the event of a default in payment of principal, interest or other insured amounts by an issuer, MBIA Corp. promises to make funds available in the amount of the default generally on the next business day following notification. MBIA Corp. has a Fiscal Agency Agreement with a bank which provides for this payment upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer. Even if the holders are permitted by the terms of the insured obligations to have the full amount of principal, accrued interest or other amounts due, declared due and payable immediately in the event of a default, MBIA Corp. is required to pay only the amounts scheduled to be paid, but not in fact paid, on each originally scheduled payment date. However, MBIA Corp. may from time to time insure obligations that are backed by credit default swaps which by their terms require that termination payments be paid at the time of the default of the underlying reference obligation(s). Termination payments are generally calculated by deducting the market value of the reference obligation on the termination date from the specified amount of the reference obligation. The Company estimates that the liquidity needs arising from future termination payments are modest due to MBIA Corp.’s strategy of insuring such obligations with high levels of subordination and credit enhancement.

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

The rating agencies have confirmed their Triple-A financial strength ratings assigned to MBIA Corp., CapMAC, MBIA Illinois and MBIA Assurance in every year since those ratings were first assigned. The financial strength ratings of MBIA UK were assigned in 2004. The ratings for MBIA Illinois and CapMAC are based in significant part on the reinsurance agreements between MBIA Corp. and MBIA Illinois and MBIA Corp. and CapMAC, respectively. The ratings of MBIA UK and MBIA Assurance are based in significant part on the reinsurance agreements and net worth maintenance agreements MBIA Corp. has entered into with both MBIA Assurance and MBIA UK. See “Item 1. Business-Reinsurance.”

Capital Facilities

MBIA Corp. is party to a Credit Agreement, dated as of December 29, 1989 (the “Credit Agreement”), with various highly-rated banks to provide MBIA Corp. with an unconditional, irrevocable line of credit to cover losses in excess of a specified amount with respect to its public finance policies. The line of credit is available to be drawn upon by MBIA Corp., in an amount up to $700 million, after MBIA Corp. has incurred, during the period commencing October 31, 2003 and ending October 31, 2010, cumulative losses (net of any recoveries) in excess of $900 million or 5% of average annual debt service in respect of MBIA Corp.’s public finance policies. During 2002, MBIA Corp. replaced a portion of the amounts available under the Credit Agreement with a new capital markets facility as described below. As a result, the Credit Agreement facility amount was reduced in 2002 from $900 million to $700 million. The obligation to repay loans made under the Credit Agreement is a limited recourse obligation of MBIA Corp. payable solely from, and secured by a pledge of, recoveries realized on defaulted insured public finance obligations, from certain pledged installment premiums and other collateral. Borrowings under the Credit Agreement are repayable on the expiration date of the Credit Agreement. The current expiration date of the Credit Agreement is October 31, 2010. The Credit Agreement contains covenants that, among other things, restrict MBIA Corp.’s ability to encumber assets or merge or consolidate with another entity.

In addition to the reinsurance arrangements described above, at January 1, 2003, the Company maintained $35.7 million of annually renewable stop-loss reinsurance coverage. Effective January 1, 2004, the Company elected not to renew the facility due to the rating downgrade of the stop-loss provider.

The Company also maintained a $100 million ten-year facility with a reinsurer maturing in 2011. This facility allowed the Company to issue subordinated securities and could be drawn upon if the Company incurred cumulative losses (net of any recoveries) above an annually adjusted attachment point. However, the $100 million facility was terminated in the second quarter of 2004 due to the rating downgrade of the related reinsurer.

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

The Company maintained two short-term bank lines totaling $500 million, which the Company reduced from $675 million on April 15, 2004. These bank lines are maintained with a group of highly rated global banks and are currently comprised of a $167 million facility with a term of 364 days and a $333 million facility with a five-year term. At December 31, 2004, there were no balances outstanding under these agreements.

Employees

As of March 8, 2005, the Company had 623 employees. No employee is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

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

The Company has exposure in certain sectors that could suffer increased stress as a direct result of these types of events. The Company’s exposure to domestic and international airports and to domestic enhanced equipment trust certificate aircraft securitizations have experienced increased stress as a result of global events since 2001, including a downgrading of the ratings and the bankruptcy of some of the underlying issuers, and could experience further stress in the event of general global unrest in the future. Other exposures that depend on revenues from business and personal travel, such as bonds backed by hotel taxes and car rental fleet securitizations, have experienced and could experience direct increased stress. In addition, certain other sectors in which the Company has insured exposure such as consumer loan securitizations (e.g., home equity, auto loan and credit card transactions) have experienced increased delinquencies and defaults in the underlying pools of loans and could experience stress in the event of future global unrest. To the extent that certain corporate sectors may be vulnerable to stress and credit deterioration in the event of future global unrest, collateralized debt obligations backed by pools of corporate debt issuances in those stressed sectors could also be adversely impacted.

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

Adequacy of Loss Reserves

The financial guarantees issued by MBIA Corp. insure the financial performance of the obligations guaranteed over an extended period of time, in some cases over 30 years, under policies that MBIA Corp. has, in most circumstances, no right to cancel. As a result of the lack of statistical loss data due to the low level of losses in MBIA Corp.’s financial guarantee business and in the financial guarantee industry in general, particularly in the structured asset-backed area, MBIA Corp. does not use traditional actuarial approaches to determine its loss reserves. Instead, a general loss reserve is established in an amount deemed adequate to cover the expected levels of losses and loss adjustment expense on MBIA’s overall portfolio. The size of the general loss reserve is determined by a formula, the components of which are reviewed regularly. Management believes that the current level of general loss reserves is adequate to cover the estimated liability for claims and the related loss adjustment expenses with respect to financial guarantees issued by MBIA Corp. The establishment of the appropriate level of loss reserves is an inherently uncertain process involving numerous estimates and subjective judgments by management, and therefore, there can be no assurance that losses in MBIA Corp.’s insured portfolio will not exceed the loss reserves. Losses from future defaults, depending on their magnitude, could exceed loss reserves and therefore, have a material adverse effect on the results of operations and financial condition of MBIA Corp. See “Item 1. Business - Losses and Reserves; Remediation”.

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

Investment Management Services Businesses

The Company’s Investment Management Services businesses have grown as a proportion of its overall business (see Item 1. Business- Investment Management Services”). Events that negatively affect the performance of the Investment Management Services businesses could have a negative effect on the overall performance of the Company.

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

Available Information

The Company maintains a website at www.mbia.com. The Company is not including the information on its website as a part of, nor is it incorporating such information by reference into, this Form 10-K. The Company makes available through its website all of its SEC filings, including its annual 10-K, any of its quarterly filings on Form 10-Q and any current reports on Form 8-K, as soon as is reasonably practicable after these materials have been filed with the SEC. All such filings were timely posted to the website in 2004.

Executive Officers

The executive officers of the Company and their present ages and positions with the Company as of March 1, 2005 are set forth below.

Name	Age	Position and Term of Office
Joseph W. Brown	56	Chairman (officer since January, 1999)
Gary C. Dunton	49	President and Chief Executive Officer (officer since January, 1998)
Neil G. Budnick	51	Vice President (officer since 1992)
Ram D. Wertheim	50	Vice President, Secretary and General Counsel (officer since January, 2000)
Kevin D. Silva	51	Vice President and Chief Administrative Officer (officer since 1995)
Ruth M. Whaley	48	Vice President and Chief Risk Officer (officer since 1999)
Andrea E. Randolph	52	Vice President and Chief Technology Officer (officer since January, 2004)
Nicholas Ferreri	44	Vice President and Chief Financial Officer (officer since May 2004)
Mark S. Zucker	56	Vice President (officer since November, 2000)
Mitchell I. Sonkin	52	Vice President (officer since April, 2004)
Clifford D. Corso	43	Vice President (officer since September 2004)
Christopher E. Weeks	44	Vice President (officer since July 2004)
Thomas G. McLoughlin	44	Vice President (officer since February 2005)

Joseph W. Brown is Chairman of the Company (effective January 7, 1999) and a director of the Company. Prior to joining the Company in January 1999, Mr. Brown was Chairman of the Board of Talegen Holdings, Inc.

Gary C. Dunton is President and Chief Executive Officer of the Company and a director of the Company. Mr. Dunton was, prior to joining the Company as an officer, a director of the Company and President of the Family and Business Insurance Group, USF&G Insurance.

Neil G. Budnick is Vice President of the Company and President of MBIA Corp. Mr. Budnick has been primarily involved in the insurance operations area of MBIA Corp. since joining the Company in 1983.

Ram D. Wertheim is Vice President, Secretary and General Counsel of the Company. From February of 1998 until January, 2000, he served in various capacities in the Structured Finance Division. Mr. Wertheim was, until February of 1998, the General Counsel of CapMAC Holdings Inc.

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

Nicholas Ferreri is Vice President and Chief Financial Officer of the Company. Until May of 2004 he was in charge of global public finance in MBIA Corp.’s IPM Division and has served in various capacities in MBIA Corp.’s treasury and pricing groups. Prior to joining the Company in 1997, Mr. Ferreri was with Moody’s Investors Service and Ernst & Young.

Mark D. Zucker is Vice President of the Company and head of the Structured Finance Division. Prior to joining the Company he was Chief Credit Officer - Investment Banking at Rabobank International.

Mitchell I. Sonkin is Vice President of the Company and head of the IPM Division. Prior to joining the Company in April 2004, Mr. Sonkin was senior partner and co-chair of the Financial Restructuring Group of the international law firm of King & Spalding.

Christopher E. Weeks is Vice President of the Company and head of the International Division. Mr. Weeks has served in various capacities since joining the Company in 1995, most recently as the business manager in MBIA Corp.’s Structured Finance Division responsible for CDO and secondary markets activity.

Clifford D. Corso is Vice President of the Company, the Company’s Chief Investment Officer and the president of MBIA Asset Management. He joined the Company in 1994 and has served as Chief Investment Officer since 2000.

Thomas G McLoughlin is Vice President of the Company and head of the Public Finance Division. Since joining MBIA Corp. in 1994, he has been primarily involved in the public finance area.

In May of 2004, Gary C. Dunton, previously President and Chief Operating Officer of the Company, succeeded Joseph W. Brown as the Company’s Chief Executive Officer. Mr. Dunton continues to serve as President of the Company in addition to serving as its Chief Executive Officer. Mr. Brown has agreed to serve as executive Chairman of the Company through 2007. Neil G. Budnick, formerly Chief Financial Officer, became President of MBIA Corp, responsible for new business development in the global public and structured finance markets. Nicholas Ferreri was named Chief Financial Officer to succeed Mr. Budnick.

In June of 2004, Christopher E. Weeks was named head of the Company’s international operations, succeeding John B. Caouette, who continued with the Company spearheading strategic initiatives. Mr. Caouette retired from the Company in December 2004.

In June of 2004, Richard L. Weill retired from the Company after serving in numerous capacities, most recently as Secretary of the Company and head of MBIA Corp.’s IPM Division.

In September 2004, the Company appointed Clifford D. Corso as President of MBIA Asset Management LLC.

In February 2005, John Pizzarelli resigned as head of MBIA Corp.’s Public Finance Division and was replaced by Thomas G. McLoughlin. Previously, Mr. McLoughlin had been the head of the Global Transportation and Infrastructure Group in MBIA Corp.’s Public Finance Division.

Item 2. Properties

MBIA Corp. owns the 265,000 square foot office building on approximately 15.5 acres of property in Armonk, New York, in which the Company and MBIA Corp. have their headquarters. The Company has over the past several years added approximately 18 additional acres adjacent to its current headquarters in order to provide an ability to expand its headquarters as needed. The Company also has rental space in New York, New York, San Francisco, California, Paris, France, Madrid, Spain, Sydney, Australia, London, England, Milan, Italy, Tokyo, Japan and the Republic of Singapore. The Company believes that these facilities are adequate and suitable for its current needs.

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

In July 2002, MBIA Corp. filed suit against Royal Indemnity Company (“Royal”), in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $348 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal has filed an action seeking a declaration that it is not obligated to pay on its policies. If Royal does not honor its policies, MBIA Corp. will be required to make payment on the notes it insured, and will incur material losses under its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. While Royal has appealed the order, MBIA expects that the order will be upheld on appeal. As part of the appeals process, Royal has pledged $379 million of investment grade collateral to MBIA Corp. to secure the entire amount of the judgment, with interest, and has agreed to post additional security for future claims and interest. The Federal District Court has ordered Royal to comply with the pledge agreement.

The trustee in bankruptcy for Student Finance Corporation (“SFC”), the entity that originated the vocational student loans, has filed claims against the MBIA Corp. insured trusts formed by SFC affiliates to securitize the student loans asserting that $46.9 million in funds transferred by SFC to the insured trusts were fraudulent transfers that should be returned to SFC’s bankruptcy estate. MBIA Corp., along with others, has been named as a party in the lawsuit. In October 2004, MBIA and the trustee settled this claim in exchange for a payment by MBIA of $400,000.

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

In November 2004, the Company received identical document subpoenas from the SEC and the New York Attorney General’s office requesting information with respect to non-traditional or loss mitigation insurance products developed, offered or sold by the Company to third parties from January 1, 1998 to the present. While the subpoenas did not identify any specific transaction, subsequent conversations with the SEC and the New York Attorney General revealed that the investigation will include the reinsurance arrangements entered into by MBIA Corp. in 1998 in connection with the bankruptcy of the Delaware Valley Obligated Group, an entity that is part of AHERF. The Company is cooperating fully with the Securities and Exchange Commission and the New York Attorney General’s request for documents.

On March 9, 2005, the Company received a subpoena from the U.S. Attorney’s Office for the Southern District of New York seeking information related to the reinsurance agreements it entered into in connection with the AHERF loss. The Company intends to cooperate fully with the U.S. Attorney’s Office.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of March 10, 2005 there were 787 shareholders of record of the Company’s common stock. The information concerning dividends on the Company’s common stock is under “Item 1. Business - Regulation” in this annual report.

The high and low stock prices and dividends with respect to the Company’s common stock for the last two years are set forth below:

	2004			2003
	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$67.34	$58.90	$0.24	$47.81	$34.14	$0.20
June 30	64.90	54.30	0.24	53.60	38.61	0.20
September 30	59.14	52.55	0.24	57.38	47.68	0.20
December 31	65.21	53.43	0.24	60.62	54.97	0.20

The Company expects to continue its policy of paying regular dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition.

From time to time, the Company repurchases shares of its common stock when, in the opinion of management, it is economically advantageous to do. In August, 1999, the Company’s Board of Directors authorized the repurchase of up to 11.25 million shares of the Company’s common stock (after adjusting for the 2001 stock split). In July 2004, the Company completed the repurchase of all 11.25 million shares and received authorization from its Board of Directors to repurchase 1 million shares under a new repurchase program. On August 5, 2004, the Board of Directors authorized the repurchase of an additional 14 million shares of its common stock in connection with the new repurchase program. The Company will only repurchase shares of its common stock under the repurchase program when it feels that it is economically attractive to do so and in conformity with regulatory and rating agency guidelines. As of March 10, 2005, 8,724,900 shares of the Company’s common stock are available for repurchase under the repurchase plan.

The following table sets forth repurchases made by the Company in each month during the fourth quarter of 2004:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October	1,403,111	$55.45	1,363,300	11,636,700
November	561,370	60.29	447,500	11,189,200
December	480,052	63.22	281,700	10,907,500

(1)	352,033 shares were purchased by the Company for settling awards under the Company’s long-term incentive plans.
(2)	Repurchased pursuant to stock repurchase plans authorized by the Company’s Board of Directors in 1999 and 2004.

Item 6. Selected Financial Data

Selected Financial and Statistical Data

MBIA Inc. and Subsidiaries

Dollars in millions except per share amounts	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995
		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
GAAP Summary Income Statement Data:
Insurance:
Gross premiums written	$1,117	$1,269	$952	$865	$687	$625	$677	$654	$535	$406
Premiums earned	822	740	593	528	449	444	425	351	294	244
Net investment income	474	438	433	413	394	359	332	302	265	233
Total insurance expenses	263	242	202	187	179	326	212	141	117	100
Insurance income	1,161	1,143	810	791	717	530	601	547	463	397
Investment management services income	52	64	33	39	32	26	32	13	14	1
Corporate loss	(84)	(59)	(64)	(64)	(65)	(180)	(131)	(46)	(36)	(27)
Income from continuing operations before income taxes	1,130	1,149	780	761	683	363	482	518	443	371
Net income	815	816	579	568	525	315	386	406	348	290
Net income per common share:
Basic	5.75	5.69	3.95	3.83	3.55	2.11	2.60	2.79	2.45	2.14
Diluted	5.63	5.63	3.92	3.80	3.53	2.09	2.57	2.75	2.41	2.10

GAAP Summary Balance Sheet Data:
Fixed-maturity investments	20,411	17,090	15,154	13,674	11,489	10,054	9,374	8,140	7,304	6,384
Held-to-maturity investments	7,540	8,891	—	—	—	—	—	—	—	—
Short-term investments	2,405	1,913	1,728	707	624	494	611	716	654	507
Other investments	262	357	213	135	120	146	95	52	50	46
Deferred premium revenue	3,211	3,080	2,755	2,565	2,398	2,311	2,251	2,090	1,854	1,662
Loss and LAE reserves	727	691	621	581	503	469	300	105	72	50
Investment agreements	8,678	6,957	6,389	6,055	4,789	4,513	3,485	3,151	3,259	2,642
Commercial paper	2,599	2,640	—	—	—	—	—	—	—	—
Medium-term notes	6,944	7,092	842	—	—	—	—	—	—	—
Long-term debt	1,333	1,022	1,033	805	795	689	689	489	389	389
Shareholders' equity	6,579	6,202	5,434	4,723	4,167	3,460	3,745	3,362	2,761	2,497
Book value per share	47.20	43.11	37.54	31.84	28.21	23.20	25.12	22.73	19.32	18.01
Dividends declared per common share	0.960	0.800	0.680	0.600	0.547	0.537	0.527	0.513	0.483	0.437

Financial Ratios:
Loss and LAE ratio	10.0%	9.9%	10.5%	11.1%	11.8%	45.1%	24.7%	9.1%	6.9%	5.6
Underwriting expense ratio	22.0	22.8	23.5	24.4	28.1	28.2	25.3	31.0	32.9	35.2
Combined ratio	32.0	32.7	34.0	35.5	39.9	73.3	50.0	40.1	39.8	40.8

Net debt service outstanding(1)	$890,222	$835,774	$781,589	$722,408	$680,878	$635,883	$595,895	$513,736	$434,417	$359,175
Net par amount outstanding(1)	$585,575	$541,026	$497,343	$452,409	$418,443	$384,459	$359,472	$303,803	$252,896	$201,326

(1)	Net of reinsurance and other reimbursement arrangements not accounted for as reinsurance.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This annual report of MBIA Inc. (MBIA or the Company) includes statements that are not historical or current facts and are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “intend,” “will likely result,” “looking forward” or “will continue,” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. MBIA cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•	fluctuations in the economic, credit, interest rate or foreign currency environment in the United States (U.S.) and abroad;

•	level of activity within the national and international credit markets;

•	competitive conditions and pricing levels;

•	legislative or regulatory developments;

•	technological developments;

•	changes in tax laws;

•	the effects of mergers, acquisitions and divestitures; and

•	uncertainties that have not been identified at this time.

The Company undertakes no obligation to publicly correct or update any forward-looking statement if it later becomes aware that such results are not likely to be achieved.

OVERVIEW

MBIA Inc., through its subsidiaries, is a leading provider of financial guarantee products and specialized financial services. MBIA provides innovative and cost-effective products and services that meet the credit enhancement, financial and investment needs of its public- and private-sector clients worldwide. MBIA manages these activities through three principal business operations: insurance, investment management services and municipal services. The Company’s corporate operations include revenues and expenses that arise from general corporate activities and not from one of the Company’s three principal business operations.

New business production within MBIA’s insurance operations in 2004 was among the highest in the Company’s history despite tight credit spreads and increased competition, although significantly down from 2003’s record level. Investment management services operations results increased significantly from 2003, as the Company experienced growth and favorable market conditions in some of its fixed-income businesses. As part of MBIA’s focus on its fixed-income businesses, the Company sold the assets of its wholly owned equity-oriented asset management firm in May of 2004.

Overall, the Company believes growth in income before taxes and realized gains and losses on securities and derivatives will slow down somewhat in the coming year given its expectation that market conditions are likely to remain challenging in 2005. The Company expects earned premium to continue to grow due to record levels of premium writings over the last several years. Refunding activity, however, will likely decline if interest rates rise. MBIA believes it is well positioned to take advantage of continued opportunities both inside and outside the U.S. in all of its businesses.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its previously issued consolidated financial statements for 1998 and subsequent years to correct the accounting treatment for two reinsurance agreements entered into in 1998 with Converium Reinsurance (North America) Inc., (formerly known as Zurich Reinsurance (North America), Inc.) (Converium). The restatement adjustments resulted in a cumulative net reduction in shareholders’ equity of $59.2 million, or 1%, as of December 31, 2001 and an increase to previously reported net income of $22 thousand for the year ended December 31, 2002. For the year ended December 31, 2003, the restatement adjustments resulted in an increase to previously reported net income of $2.3 million.

In 1998, the Company incurred a $170 million loss related to $265 million of MBIA-insured bonds issued by Allegheny Health, Education and Research Foundation (AHERF). At that time, the Company entered into an excess of loss reinsurance agreement with Converium, which reimbursed the Company $70 million. This $70 million reimbursement was recorded as an offset to the $170 million AHERF related loss. At the same time that MBIA Corp. arranged the excess of loss reinsurance agreement, it entered into a separate quota share reinsurance agreement with Converium that obligated the Company to cede $102 million of premiums to Converium over a six-year period ending October 1, 2004.

In October 2004, the Company’s management recommended that the Audit Committee of the Company’s Board of Directors undertake an investigation of the reinsurance agreements related to AHERF, including whether an oral agreement existed between the Company and AXA Re Finance S.A. (ARF) that the Company would assume the risk from ARF that MBIA ceded to Converium and Converium retroceded to ARF. The Audit Committee retained outside counsel and initiated an investigation in October 2004. The outside counsel’s investigation has been substantially completed. While the investigation has not conclusively determined whether an oral agreement in fact existed, the Company has been advised, however, that it appears likely that such an agreement or understanding was made in 1998. Based on this information, the Company could no longer be certain that for financial reporting purposes, insurance risk was transferred to Converium with respect to the excess of loss and quota share reinsurance agreements. Therefore, the Company has corrected its accounting for these agreements by recording the $70 million received from Converium under the excess of loss agreement as a deposit and recorded subsequent premium cessions to Converium under the quota share agreement as a repayment of the deposit with imputed interest.

The following table presents the effects of the restatement on the Consolidated Statements of Income and Balance Sheets for each of the years in the six-year period ended December 31, 2003.

	Previously Reported
In thousands except per share amounts	2003	2002	2001	2000	1999	1998
Consolidated Statement of Income Data:
Net premiums written	$1,033,072	$753,405	$629,864	$498,092	$453,615	$520,986
Increase in deferred premiums revenue	(300,075)	(164,896)	(105,994)	(51,739)	(10,819)	(96,436)
Premiums earned	732,997	588,509	523,870	446,353	442,796	424,550
Insurance revenues	1,378,619	1,006,982	974,641	893,550	853,778	812,444
Loss and loss adjustment expenses	72,888	61,688	56,651	51,291	198,454	34,683
Operating expenses	108,130	87,401	80,498	83,066	80,082	70,330
Insurance income	1,139,694	810,224	795,059	723,217	538,542	672,818
Income from continuing operations before income taxes	1,145,296	779,739	765,116	689,173	371,684	553,857
Provision for income taxes	333,815	200,950	197,941	173,775	60,380	127,504
Income from continuing operations	811,481	578,789	567,175	515,398	311,304	426,353
Net income	$813,585	$579,087	$570,091	$528,637	$320,530	$432,728

Diluted EPS:
Income from continuing operations	$5.60	$3.92	$3.80	$3.47	$2.07	$2.84
Net income	$5.61	$3.92	$3.82	$3.56	$2.13	$2.88

Consolidated Balance Sheet Data:
Prepaid reinsurance premiums	$535,728	$521,641	$507,079	$442,622	$403,210	$352,699
Total assets	30,393,219	18,894,334	16,257,005	13,894,338	12,263,899	11,826,202
Loss and loss adjustment expense reserves	684,995	615,508	575,709	499,279	467,279	299,752
Current income taxes	14,554	17,648	22,419	0	0	0
Deferred income taxes, net	552,740	471,534	272,665	252,463	32,805	343,896
Other liabilities	422,257	345,031	306,891	262,588	241,217	253,159
Total liabilities	24,134,204	13,400,983	11,474,367	9,670,925	8,750,798	8,033,985
Retained earnings	4,593,486	3,895,112	3,415,517	2,934,608	2,486,478	2,246,221
Shareholders’ equity	$6,259,015	$5,493,351	$4,782,638	$4,223,413	$3,513,101	$3,792,217

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

	Restated
In thousands except per share amounts	2003	2002	2001	2000	1999	1998
Consolidated Statement of Income Data:
Net premiums written	$1,050,000	$770,333	$646,792	$515,020	$470,543	$525,218
Increase in deferred premiums revenue	(310,129)	(176,880)	(119,091)	(65,783)	(26,455)	(100,587)
Premiums earned	739,871	593,453	527,701	449,237	444,088	424,631
Insurance revenues	1,385,493	1,011,926	978,472	896,434	855,070	812,525
Loss and loss adjustment expenses	73,555	62,223	58,345	52,996	200,339	104,683
Operating expenses	110,751	91,776	86,411	90,329	88,530	72,609
Insurance income	1,143,280	810,258	791,283	717,133	529,501	600,620
Income from continuing operations before income taxes	1,148,882	779,773	761,340	683,089	362,643	481,659
Provision for income taxes	335,070	200,962	196,619	171,646	57,216	102,235
Income from continuing operations	813,812	578,811	564,721	511,443	305,427	379,424
net income	$815,916	$579,109	$567,637	$524,682	$314,653	$385,799

Diluted EPS:
Income from continuing operations	$5.61	$3.92	$3.78	$3.44	$2.03	$2.53
Net income	$5.63	$3.92	$3.80	$3.53	$2.09	$2.57

Consolidated Balance Sheet Data:
Prepaid reinsurance premiums	$466,762	$462,729	$460,151	$408,791	$383,423	$348,548
Total assets	30,324,253	18,835,422	16,210,077	13,864,940	12,247,017	11,822,674
Loss and loss adjustment expense reserves	691,481	621,327	580,993	502,869	469,164	299,752
Current income taxes	9,627	12,024	17,022	0	0	0
Deferred income taxes, net	527,050	445,286	246,178	226,334	7,277	319,250
Other liabilities	434,307	371,712	345,778	312,490	300,784	321,206
Total liabilities	24,122,100	13,401,264	11,486,654	9,698,288	8,786,722	8,077,386
Retained earnings	4,536,624	3,835,919	3,356,302	2,877,847	2,433,672	2,199,292
Shareholders’ equity	$6,202,153	$5,434,158	$4,723,423	$4,166,652	$3,460,295	$3,745,288

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The following information presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement. See “Note 2: Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements for additional information.

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

LOSSES AND LOSS ADJUSTMENT EXPENSES The financial guarantees issued by MBIA Corp. insure scheduled payments of principal and interest due on various types of financial obligations against a payment default on such payments by the issuers of the obligations. Loss and LAE reserves are established by the Company’s Loss Reserve Committee, which is comprised of members of senior management, and require the use of judgment and estimates with respect to the occurrence and amount of a loss on an insured obligation.

The Company establishes two types of loss and loss adjustment expense (LAE) reserves for non-derivative financial guarantees; an unallocated loss reserve and case basis reserves. The unallocated loss reserve is established with respect to the Company’s entire insured portfolio. The Company’s unallocated loss reserve represents the Company’s estimate of losses that have or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations.

Each quarter the Company calculates its provision for the unallocated loss reserve as 12% of scheduled net earned premium. Annually, the Loss Reserve Committee evaluates the appropriateness of the 12% loss factor. In performing this evaluation, the Loss Reserve Committee considers the composition of the Company’s insured portfolio by municipal sector, structured asset class, remaining maturity and credit quality, along with the latest industry data, including historical default and recovery experience for the relevant sectors of the fixed-income market in order to determine if a trend is developing that indicates the 12% loss factor should be increased or decreased. The Loss Reserve Committee reviews the results of its annual evaluation for a three or four year period to determine whether any long-term trends are developing . As of December 31, 2004, the Company does not believe any trend is developing that would cause a change to the 12% loss factor. However, if a catastrophic or very unusual loss occurred, the Loss Reserve Committee would consider taking an immediate charge through “Losses and loss adjustment expenses” and possibly also increasing the loss factor in order to maintain an adequate level of loss reserves. During the years ended December 31, 2004, 2003 and 2002, the Company calculated its provision for the unallocated loss reserve as 12% of scheduled net earned premium.

Significant changes to any variables on which the 12% loss factor is based, over an extended period of time, would likely result in an increase or decrease in the Company’s loss factor with a corresponding increase or decrease in the amount of the Company’s loss and loss adjustment expense provision. For example, as external and internal statistical data are applied to the various sectors of the Company’s insured portfolio, a shift in business written toward sectors with high default rates would likely increase the loss factor, while a shift toward sectors with low default rates would likely decrease the loss factor. Additionally, increases in statistical default rates relative to the Company’s insured portfolio and in the Company’s actual loss experience or decreases in statistical recovery rates and in the Company’s actual recovery experience would likely increase the Company’s loss factor. Conversely, decreases in statistical default rates relative to the Company’s insured portfolio and in the Company’s actual loss experience or increases in statistical recovery rates and in the Company’s actual recovery experience would likely decrease the Company’s loss factor. During the years ended December 31, 2004, 2003 and 2002, the Company calculated its provision for the unallocated loss reserve of $82 million, $74 million and $62 million, respectively, as 12% of scheduled net earned premium. This provision represents loss and loss adjustment expenses as reported on the Company’s income statement.

The Company establishes specific reserves in an amount equal to the Company’s estimate of identified or case basis reserves with respect to specific policies. A number of variables are taken into account in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligation, the projected cash flow or market value of any assets that support the insured obligation and the historical and projected loss rates on such assets. Factors that may affect the actual ultimate realized losses for any policy include the state of the economy, changes in interest rates, rates of inflation and the salvage values of specific collateral. The Company does not believe that changes to these factors would materially change the amount of the Company’s case basis loss reserves, with the exception of significant changes in salvage values of specific collateral. However, the Company does not believe that significant changes in salvage values of specific collateral are reasonably likely to occur.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The Company’s total loss reserves of $727 million represent a small fraction of its outstanding net debt service insured of $890 billion. However, management believes that these reserves are adequate to cover ultimate net losses. Given that the reserves are based on estimates, there can be no assurance that the ultimate liability will not exceed such estimates resulting in the Company recognizing additional loss and loss adjustment expense in earnings. While the underlying principles applied to loss reserving are consistent across the financial guarantee industry, differences exist with regard to the methodology and measurement of loss reserves. Alternate methods may produce different estimates than the method used by the Company. Additionally, the accounting for non-derivative financial guarantee loss reserves is possibly subject to change. See “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a description of the Company’s loss and loss adjustment expense accounting policy.

PREMIUM REVENUE RECOGNITION Upfront premiums are earned in proportion to the expiration of the related risk while installment premiums are earned over each installment period, generally one year or less. Therefore, for transactions in which the premium is received upfront, premium earnings are greater in the earlier periods when there is a higher amount of exposure outstanding. The upfront premiums are apportioned to individual sinking fund payments of a bond issue according to an amortization schedule. After the premiums are allocated to each scheduled sinking fund payment, they are earned on a straight-line basis over the period of that sinking fund payment. Accordingly, deferred premium revenue represents the portion of premiums written that is applicable to the unexpired risk of insured bonds and notes. When an MBIA-insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time since there is no longer risk to the Company.

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

VALUATION OF FINANCIAL INSTRUMENTS The fair market values of financial instruments held or issued by the Company are determined through the use of available market data and widely accepted valuation methods. Market data is retrieved from a variety of third-party data sources for input into the Company’s valuation systems. Valuation systems are determined based on the characteristics of transactions and the availability of market data. The fair values of financial assets and liabilities are primarily calculated from quoted dealer market prices. However, dealer market prices may not be available for certain types of contracts that are infrequently purchased and sold. For these contracts, the Company may use alternate methods for determining fair values, such as dealer market quotes for similar contracts or cash flow modeling. Alternate valuation methods generally require management to exercise considerable judgment in the use of estimates and assumptions, and changes to certain factors may produce materially different values. In addition, actual market exchanges may occur at materially different amounts.

The Company’s financial instruments categorized as assets are mainly comprised of investments in debt and equity instruments. The majority of the Company’s debt and equity investments are accounted for in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires that all debt instruments and certain equity instruments be classified in the Company’s balance sheet according to their purpose and, depending on that classification, be carried at either amortized cost or fair market value. Quoted market prices are generally available for these investments. However, if a quoted market price is not available, a price is derived from internally developed models which use available market data. Equity investments outside the scope of SFAS 115 are accounted for under cost or equity method accounting principles. Other financial assets that require fair value reporting or disclosures within the Company’s financial notes are valued based on underlying collateral or the Company’s estimate of discounted cash flows.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

MBIA regularly monitors its investments in which fair value is less than amortized cost in order to assess whether such a decline in value is other than temporary and, therefore, should be reflected as a realized loss in net income. Such an assessment requires the Company to determine the cause of the decline and whether the Company possesses both the ability and intent to hold the investment to maturity or until the value recovers to an amount at least equal to amortized cost. As of December 31, 2004, MBIA determined that unrealized losses on its investments were temporary in nature because there was no material indication of credit deterioration and the Company has the ability and intent to hold the investments to maturity or until the fair value increases to an amount equal to amortized cost. This assessment requires management to exercise judgment as to whether an investment is impaired based on market conditions and trends and the availability of relevant data.

The Company’s financial instruments categorized as liabilities primarily consist of obligations related to its investment agreement, asset/liability product, conduit medium-term note and conduit commercial paper programs and debt issued for general corporate purposes. The fair values of such instruments are generally not reported within the Company’s financial statements, but rather in the accompanying notes. However, financial liabilities that qualify as part of hedging arrangements under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, are recorded at their fair values in the Company’s balance sheet. MBIA has instituted cash flow modeling techniques to estimate the value of its liabilities that qualify as hedged obligations under SFAS 133 based on current market data. Other financial liabilities that require fair value reporting or disclosures within the Company’s notes to its financial statements are valued based on underlying collateral, the Company’s estimate of discounted cash flows or quoted market values for similar transactions.

The Company’s exposure to derivative instruments is created through contracts into which it directly enters and through third-party contracts it insures. The majority of MBIA’s exposure to derivative instruments is related to certain synthetic collateralized debt obligations (CDOs) that it insures. These contracts meet the definition of a derivative under SFAS 133 but effectively represent an alternate form of financial guarantee execution. The fair values of the Company’s derivative instruments are estimated using various valuation models that conform to industry standards. The Company utilizes both vendor-developed and proprietary models, based on the complexity of transactions. Dealer market quotes are typically obtained for regularly traded contracts and provide the best estimate of fair value for those contracts. However, when reliable dealer market quotes are not available, the Company uses a variety of market data relative to the type and structure of derivative contracts entered into by the Company. Several of the more significant types of market and contract data that influence the Company’s valuation models include interest rates, credit quality ratings, credit spreads, default probabilities and diversity scores. The data is obtained from third-party sources and is reviewed for reasonableness and applicability to the Company’s derivative portfolio. The fair value of the Company’s derivative portfolio may be materially affected by changes in existing market data, the availability of new or improved market data, changes in specific contract data or enhancements to the Company’s valuation models resulting from new market practices.

MBIA expects to hold all derivative instruments to their contractual maturity. Upon maturity of a contract, the unrealized value recorded in the Company’s financial statements will be zero. However, in the unlikely event circumstances require the termination and settlement of a contract prior to maturity, any unrealized gain or loss will be realized.

The Company has dedicated resources to the development and ongoing review of its valuation models and has instituted procedures for the approval and control of data inputs. In addition, regular reviews are performed to ensure that the Company’s valuation models are appropriate and produce values reflective of the current market environment. See “Note 27: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for additional information on the various types of instruments entered into by MBIA and a comparison of carrying values as reported in the Company’s balance sheet to estimated fair values.

GOODWILL Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142, which supersedes Accounting Principles Board Opinion No. (APB) 17, “Intangible Assets,” requires that goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually. The standard includes a two-step process aimed at determining the amount, if any, by which the carrying value of a reporting unit exceeds its fair value. Other intangible assets with determinable lives are amortized over their useful lives.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The Company completed its transitional impairment testing on its existing goodwill as of January 1, 2002 in accordance with SFAS 142. As of January 1, 2002, goodwill in the insurance reporting segment totaled $76.9 million. SFAS 142 requires a two-step approach in determining any impairment of goodwill. Step one entails evaluating whether the fair value of a reporting segment exceeds its carrying value. In performing this evaluation, the Company determined that the best measure of the fair value of the insurance reporting segment is its book value adjusted for the after-tax effects of net deferred premium revenue less deferred acquisition costs, and the present value of installment premiums to arrive at an adjusted book value. Adjusted book value is a common measure used by analysts to determine the value of financial guarantee companies. As of January 1, 2002, the insurance reporting segment’s adjusted book value significantly exceeded its carrying value, and thus management concluded that there was no impairment of its existing goodwill.

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

The municipal services segment had goodwill of $7.7 million as of January 1, 2002. The fair value of the reporting segment was based on net assets. In comparing fair value to carrying value, it was determined that goodwill was potentially impaired. In performing step two of the impairment testing, the implied fair value of goodwill was calculated by subtracting the fair value of the net assets from the fair value of the reporting segment. In comparing the implied fair value of goodwill to the carrying amount of goodwill, it was determined that the entire amount was impaired and was therefore written off as of January 1, 2002 and reported as a cumulative effect of accounting change. The per share effect of the cumulative effect of accounting change was a reduction in 2002’s net income per share of five cents.

The Company performed its annual impairment testing of goodwill as of January 1, 2004 and January 1, 2005. The fair values of the insurance reporting segment and the investment management services’ segments were determined using the same valuation methods applied during the transition testing. On both dates, the fair values of the reporting segments exceeded their carrying values indicating that goodwill was not impaired. As a result of the sale of the assets of 1838, goodwill within the investment management services operations declined by $10.6 million during 2004. As a discontinued operation, 1838’s goodwill was recorded in “Other assets” on the Company’s balance sheet as of December 31, 2003. Currently, $2.5 million of goodwill remains in investment management services operations.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The following table presents highlights of the Company’s consolidated financial results for 2004, 2003 and 2002. Items listed under “Other per share information (effect on net income)” are items that management commonly identifies for the readers of its financial statements because they are the result of changes in accounting standards, a by-product of the Company’s operations or due to general market conditions beyond the control of the Company.

In millions except per share amounts	2004	Restated 2003	Restated 2002
Revenues:
Insurance	$1,423	$1,385	$1,012
Investment management services	542	421	385
Municipal services	27	27	24
Corporate	9	24	12

Gross revenues from continuing operations	2,001	1,857	1,433
Expenses:
Insurance	263	242	202
Investment management services	491	357	351
Municipal services	26	26	24
Corporate	91	83	76

Gross expenses from continuing operations	871	708	653
Provision for income taxes	318	335	201

Income from continuing operations, net of tax	812	814	579
Income from discontinued operations, net of tax	3	2	8
Cumulative effect of accounting change for goodwill	—	—	(8)

Net income	$815	$816	$579

Net income per share information:*
Net income	$5.63	$5.63	$3.92
Other per share information (effect on net income):
Accelerated premium earned from refunded issues	$0.58	$0.52	$0.30
Net realized gains	$0.33	$0.36	$0.07
Net gains (losses) on derivative instruments and foreign exchange	$0.01	$0.45	$(0.36)
Income from discontinued operations	$0.02	$0.01	$0.05
Cumulative effect of accounting change for goodwill	$—	$—	$(0.05)

*	All per share calculations are diluted.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Consolidated revenues for 2004 were $2.0 billion compared with $1.9 billion in 2003, an 8% increase. The growth in consolidated revenues was primarily due to increases in insurance premium earnings and investment income, investment management services medium-term note program revenues and the full-year impact of the consolidation of conduit revenues. Consolidated expenses for 2004 were $871 million compared with $708 million in 2003, a 23% increase. This increase was primarily due to an increase in investment management services medium-term note program interest and operating expenses and the full year impact of the consolidation of conduit expenses. Net income for 2004 of $815 million was down slightly from $816 million in 2003. Net income per share was flat compared with the prior year.

Consolidated revenues for 2003 were $1.9 billion compared with $1.4 billion in 2002. This increase was driven by solid growth in insurance premium earnings and investment income, investment management services medium-term note program revenues, and net gains on derivative instruments and foreign exchange. Consolidated expenses for 2003 were $708 million compared with $653 million in 2002, an 8% increase. The 2003 increase in consolidated expenses was due to an increase in insurance operations expenses and, to a lesser extent, an increase in investment management services operating expenses and corporate interest expense from additional debt issued in the third quarter of 2002. Net income for 2003 increased 41% while net income per share increased 44%. The difference between the growth in net income and the growth in net income per share was principally the result of common stock repurchases by the Company.

The Company’s book value at December 31, 2004 was $47.20 per share, up 9% from $43.11 at December 31, 2003. The increase was principally driven by income from operations, which was somewhat offset by the effect of repurchasing shares into treasury stock at prices above the Company’s book value per share. Book value per share has shown steady growth over the past three years with a three-year compound average growth rate of 8%.

INSURANCE OPERATIONS

The Company’s insurance operations are principally comprised of the activities of MBIA Insurance Corporation and its subsidiaries (MBIA Corp.) MBIA Corp. issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and credit default swaps and pools of corporate and asset-backed bonds, both in the new issue and secondary markets.

The municipal obligations that MBIA Corp. insures include tax-exempt and taxable indebtedness of states, counties, cities, utility districts and other political subdivisions, as well as airports, higher education and healthcare facilities and similar authorities and obligations issued by private entities that finance projects that serve a substantial public purpose. The asset-backed and structured finance obligations insured by MBIA Corp. typically consist of securities that are payable from or which are tied to the performance of a specified pool of assets that, in most cases, have a defined cash flow. Securities of this type include residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, trade and export receivables, aircraft, equipment and real property leases, and infrastructure projects.

Revenues from insurance operations were $1.42 billion in 2004 and $1.39 billion in 2003, reflecting a 3% increase. The growth in insurance operations revenues was due to increases of 11% in earned premiums, 8% in net investment income and 61% in net realized gains offset by decreases of 30% in advisory fee income and 93% in net gains on derivative instruments. Insurance expenses, which consist of loss and loss adjustment expenses, amortization of deferred acquisition costs and operating expenses, increased 8% in 2004 compared with 2003. Loss and loss adjustment expenses and the amortization of deferred acquisition costs both increased 11%, in line with the increase in earned premiums. Operating expenses increased 5%, principally due to higher compensation costs, premiums related to the renewal of directors’ and officers’ liability insurance and loss prevention costs. Gross insurance expenses (expenses before the deferral or amortization of acquisition costs) for 2004 increased 1% compared with 2003.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

In 2003, insurance operations revenues of $1.39 billion increased 37% compared with 2002. The large growth in revenues was principally due to net gains on derivative instruments, as well as increases of 25% in premiums earned and 18% in advisory fee income. Insurance operations expenses increased 20% in 2003, which is in line with the increase in insurance revenues for the same period. However, operating expenses increased as a result of a change in expense allocation methodology between business operations, expenses related to the formation of Toll Road Funding, Plc. (TRF), and a one-time cost to replace split-dollar life insurance policies terminated by the Company.

The Company’s gross premiums written (GPW), net premiums written (NPW) and net premiums earned for the last three years are presented in the following table:

				Percent Change
In millions	2004	Restated 2003	Restated 2002	2004 vs. 2003	2003 vs. 2002
Gross premiums written:
U.S.	$737	$862	$728	(15)%	18%
Non-U.S.	380	407	224	(7)%	82%

Total	$1,117	$1,269	$952	(12)%	33%
Net premiums written:
U.S.	$702	$751	$626	(7)%	20%
Non-U.S.	268	299	144	(10)%	108%

Total	$970	$1,050	$770	(8)%	36%
Net premiums earned:
U.S.	$619	$593	$494	4%	20%
Non-U.S.	203	147	99	38%	48%

Total	$822	$740	$593	11%	25%

GPW reflects premiums received and accrued for the period and does not include the present value of future cash receipts expected from installment premium policies originated during the year. GPW was $1.1 billion in 2004, down 12% from 2003, reflecting a 15% decrease in U.S. business and a 7% decrease in non-U.S. business. Upfront and installment GPW decreased 21% and 2%, respectively.

NPW, which represents gross premiums written net of premiums ceded to reinsurers, decreased 8% to $970 million from $1.1 billion in 2003. The smaller decrease in NPW relative to GPW reflects a decline in premiums ceded to reinsurers, including the effects of reassuming previously ceded business to reinsurers. Business reassumed from reinsurers is discussed in the “Reinsurance” section included herein. Premiums ceded to reinsurers from all insurance operations were $147 million, $219 million and $182 million for 2004, 2003 and 2002, respectively. Reinsurance enables the Company to cede exposure and comply with its single risk and credit guidelines, although the Company continues to be primarily liable on the insurance policies it underwrites.

Net premiums earned include scheduled premium earnings as well as premium earnings from refunded issues. Net premiums earned in 2004 of $822 million increased 11% over 2003 due to an 11% increase in scheduled premiums earned and a 10% increase in refunded premiums earned. The increase in scheduled premiums earned was a result of strong growth in new business written in past years, as well as a decline in the use of reinsurance. The increase in refunded premiums earned resulted from high levels of refinancing activity due to the sustained low interest rate environment.

In 2003, GPW grew 33% compared with 2002, reflecting strong growth in both U.S and non-U.S. business. NPW grew 36% compared with 2002, resulting from the growth in GPW and slightly lower cession rates in 2003. The growth in net premiums earned in 2003 compared with 2002 reflects the increase in new business written during the last two years, increased refundings and a lower reinsurance rate.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

MBIA evaluates the premium rates it receives for insurance guarantees through the use of internal and external rating agency quantitative models. These models assess the Company’s premium rates and return on capital results on a risk adjusted basis. In addition, market research data is used to evaluate pricing levels across the financial guarantee industry for comparable risks. Although pricing has not been as robust in 2004, the Company, along with the industry, experienced significant price increases over the period from 1998 through 2003. The Company’s pricing levels indicate continued acceptable trends in overall portfolio profitability under all models, and the Company believes the pricing charged for its insurance products produces results that meet its long-term return on capital targets.

When an MBIA-insured obligation is refunded or retired early, the related remaining deferred premium revenue is earned at that time. The level of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rates of the bond issue, the issuer’s desire or ability to modify bond covenants and applicable regulations under the Internal Revenue Code.

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

The credit quality of business insured during 2004 remained relatively high as 76% of total insured credits were rated A or above, before giving effect to MBIA’s guarantee, compared to 81% in 2003 and 2002. At December 31, 2004, 80% of the Company’s outstanding book of business was rated A or above before giving effect to MBIA’s guarantee, up from 78% at December 31, 2003.

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are shown in the following table:

				Percent Change
Global Public Finance In millions	2004	Restated 2003	Restated 2002	2004 vs. 2003	2003 vs. 2002
Gross premiums written:
U.S.	$458	$570	$435	(20)%	31%
Non-U.S.	208	263	91	(21)%	189%

Total	$666	$833	$526	(20)%	58%
Net premiums written:
U.S.	$465	$528	$401	(12)%	32%
Non-U.S.	143	210	68	(32)%	209%

Total	$608	$738	$469	(18)%	57%
Net premiums earned:
U.S.	$392	$362	$288	8%	26%
Non-U.S.	90	60	27	50%	122%

Total	$482	$422	$315	14%	34%

Global public finance GPW and NPW in 2004 decreased 20% and 18%, respectively, over 2003. The decrease in GPW was primarily due to a significant decline in first quarter U.S. production and third quarter U.S. and non-U.S. production, which resulted from lower market issuance, increased competition and lower overall pricing. However, the Company did experience solid growth in both the Latin American and Australian markets. In 2004, the cession rate on total global public finance business written was 9%,

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

which declined from an 11% cession rate in 2003. The cession rate on U.S. business declined significantly as a result of a reassumption from a reinsurer executed in the fourth quarter of 2004, somewhat offset by an increase in the non-U.S. cession rate related to Latin American exposure. In 2004, global public finance net premiums earned increased 14% to $482 million from $422 million in 2003. This growth reflects earnings generated from increased levels of U.S. and non-U.S. business written over the last several years, a 10% increase in refunded premiums earned and a declining cession rate.

In 2003, global public finance GPW and NPW increased 58% and 57%, respectively, over 2002. This increase was due primarily to new upfront business written in the U.S. and outside the U.S. A lower cession rate on non-U.S. deals in 2003 compared with 2002 caused the slightly larger increase in NPW versus GPW. Global public finance net premiums earned increased 34% over 2002. This growth reflects earnings generated from increased levels of U.S. and non-U.S. business written over the last several years and a 69% increase in refunded premiums earned.

The credit quality of global public finance business written by the Company in 2004 remained high. Insured credits rated A or above before the Company’s guarantee represented 87% of global public finance business written in 2004, compared with 88% in 2003 and 2002. At December 31, 2004, 82% of the outstanding global public finance book of business was rated A or above before the Company’s guarantee, up from 81% at December 31, 2003.

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are shown in the following table:

				Percent Change
Global Structured Finance In millions	2004	Restated 2003	Restated 2002	2004 vs. 2003	2003 vs. 2002
Gross premiums written:
U.S.	$279	$292	$293	(4)%	0%
Non-U.S.	172	144	133	19%	8%

Total	$451	$436	$426	3%	2%
Net premiums written:
U.S.	$237	$223	$225	6%	(1)%
Non-U.S.	125	89	76	40%	17%

Total	$362	$312	$301	16%	4%
Net premiums earned:
U.S.	$227	$231	$206	(2)%	12%
Non-U.S.	113	87	72	30%	21%

Total	$340	$318	$278	7%	14%

Global structured finance GPW increased 3% in 2004, to $451 million from $436 million in 2003, resulting from an increase in non-U.S. business written. The global structured finance sector continues to be adversely impacted by tight spreads and greater investor demand for uninsured transactions. NPW for 2004 increased 16% due to the increase in GPW and lower cession rates on both U.S. and non-U.S. business written. The 2004 cession rate on total global structured finance business written was 20%, which declined from a 28% cession rate in 2003. In 2004, global structured finance net premiums earned of $340 million increased 7% over 2003. This increase was driven by higher levels of new non-U.S. business written over the last two years and a declining cession rate.

Global structured finance GPW increased 2% in 2003, to $436 million from $426 million in 2002, resulting from an increase in non-U.S. business. NPW for 2003 increased 4% due to the increase in non-U.S. business activity coupled with a lower cession rate on that business. Premiums written in 2003 were adversely impacted by generally unattractive market pricing and credit terms in the mortgage and consumer asset-backed sectors. In 2003, global structured finance net earned premiums of $318 million increased 14% over 2002.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The credit quality of MBIA’s global structured finance insured business written rated A or above, before giving effect to the Company’s guarantee, was 64% in 2004, down from 71% in 2003 and 77% in 2002. At December 31, 2004, 77% of the outstanding global structured finance book of business was rated A or above before giving effect to the Company’s guarantee, up from 74% at December 31, 2003.

INVESTMENT INCOME The Company’s insurance-related net investment income and ending asset balances at amortized cost for the last three years are presented in the following table:

				Percent Change
In millions	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Pre-tax income	$474	$438	$433	8%	1%
After-tax income	$376	$348	$353	8%	(2)%

Ending asset balances at amortized cost	$9,201	$9,034	$8,226	2%	10%

The Company’s insurance-related net investment income, excluding net realized gains, increased 8% to $474 million in 2004, up from $438 million in 2003. After-tax net investment income also increased 8% compared with 2003 as the proportion of taxable investments remained stable. The increase in investment income for 2004 was principally the result of an increase in invested assets due to premium collections and reinvested interest. Since the fourth quarter of 2003, a portion of MBIA-administered conduit investment income has been reported as insurance-related net investment income. Excluding investment income related to MBIA-administered conduits, after-tax insurance-related investment income would have increased 6% from 2003.

In 2003, insurance-related pre-tax net investment income of $438 million increased 1% over 2002. The modest growth in 2003 was due to the low-yield environment, despite an 11% growth in the average invested asset base at amortized cost. After-tax insurance-related net investment income decreased 2% in 2003 as the Company increased its concentration of taxable investments. Excluding investment income related to the Conduits, after-tax insurance-related investment income would have decreased 3% from 2002.

The duration of the investment portfolio at December 31, 2004 and December 31, 2003 was 5.3 years and at December 31, 2002 was 6.9 years. The reduction in 2003 was a result of the Company’s decision to shorten the duration of the investment portfolio to approximately 5 years in order to preserve economic capital embedded in the investment portfolio as a result of the low interest rate environment. The effect of shortening the investment portfolio duration, which largely occurred in 2003, was an increase in realized gains and a reduction in net investment income.

ADVISORY FEES The Company collects advisory fees in connection with certain transactions. Depending upon the type of fee received and whether it is related to an insurance policy, the fee is either earned when it is due or deferred and earned over the life of the related transaction. Work, waiver and consent, termination, administrative and management fees are earned when the related services are completed. Structuring fees are earned on a straight-line basis over the life of the related insurance policy and commitment fees are earned on a straight-line basis over the commitment period.

In 2004, advisory fee revenues decreased 30% to $41.5 million, from $59.7 million in 2003. This decrease was primarily due to a decline in work fees, resulting from fewer large and complex transactions, and waiver and consent and structuring fees. In 2003, advisory fee revenues increased 18% to $59.7 million, from $50.7 million in 2002. This increase was driven by higher work fees related to complex transactions and waiver and consent fees related to the surveillance and remedial activities of the Company’s Insured Portfolio Management Department (IPM), partially offset by lower administrative fees. Fees that are earned when due totaled 63% and 75% of 2004 and 2003 advisory fee income, respectively. Due to the transaction-specific nature inherent in such fees, advisory fee income can vary significantly from period to period.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

NET GAINS AND LOSSES Net realized gains from investment securities in the insurance operations were $78 million, $48 million and $9 million in 2004, 2003 and 2002, respectively. The increase in 2004 was largely due to a $77 million realized gain resulting from the sale of a common stock investment MBIA Corp. purchased in 2002 and $10 million that was received in October 2004 upon the conclusion of a transaction that was accounted for as a deposit. The increase was partially offset by an $11 million realized loss resulting from an other-than-temporary impairment of a fixed-maturity security. In 2003, net realized gains increased $39 million compared with 2002, largely resulting from the sale of long-term assets to reduce the duration of the insurance operation investment portfolio.

Net gains (losses) on derivative instruments and foreign exchange from insurance operations, which primarily represent changes in the market value of the Company’s insured credit derivative portfolio, were net gains of $7 million and $100 million in 2004 and 2003, compared with a net loss of $74 million in 2002. The 2004 net gain was primarily due to an increase in the value of the Company’s insured credit derivatives portfolio, reflecting a tightening credit spread environment. In past years, gains or losses on derivatives have been largely due to movements in credit spreads affecting the insurance operations insured portfolio of synthetic CDOs. Insurance operations represent the majority of the derivatives when measured by notional values. However, credit spreads did not move significantly in 2004 relative to 2003 or 2002.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) The following table shows the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves at the end of the last three years, as well as its loss provision and loss ratio for the last three years.

				Percent Change
In millions	2004	Restated 2003	Restated 2002	2004 vs. 2003	2003 vs. 2002
Case-specific:
Gross	$435	$387	$331	12%	17%
Reinsurance recoverable on unpaid losses	34	61	44	(45)%	39%

Net case reserves	$401	$326	$287	23%	14%
Unallocated	292	304	290	(4)%	5%

Net loss and LAE reserves	$693	$630	$577	10%	9%

Gross loss and LAE reserves	$727	$691	$621	5%	11%

Losses and LAE(1)	$82	$74	$62	11%	18%

Loss ratio(2)	10.0%	9.9%	10.5%

(1)	Calculated as 12% of scheduled net earned premium.
(2)	Calculated as losses and LAE divided by total net earned premium. This ratio differs from the Company’s loss factor of 12% as total net earned premium includes premium earnings that have been accelerated as a result of the refunding or defeasance of insured obligations, while the loss factor is applied only to scheduled net earned premium.

The Company recorded $82 million in loss and loss adjustment expenses in 2004, an 11% increase compared with $74 million in 2003. This increase was a direct result of growth in scheduled net earned premium, which is the base upon which the 12% loss factor is applied. At December 31, 2004, the Company had $292 million in unallocated loss reserves, which represent the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio and are available for future case-specific activity. During 2004, the unallocated loss reserve was increased by reserves of $32 million related to the agreement with Asian Securitization & Infrastructure Assurance (Pte) Ltd (ASIA Ltd). Additional information related to the agreement with ASIA Ltd is provided in the following Reinsurance section.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Total case basis activity transferred from the Company’s unallocated loss reserve was $126 million in 2004, $60 million in 2003 and $49 million in 2002. Case basis activity during 2004 primarily consisted of loss reserves for insured obligations issued by Fort Worth Osteopathic Hospital, MBIA’s guaranteed tax lien portfolios, AHERF, an older vintage collateralized debt obligation (CDO) and a manufactured housing exposure. During the third quarter of 2004, MBIA established a $49 million case loss reserve related to three series of Fort Worth Osteopathic Hospital bonds it insured between 1993 and 1997. As of December 31, 2004, the net insured par outstanding on all three series totaled $70.6 million.

During the second quarter of 2004, the Company paid a $46.3 million claim related to its guarantee on the Philadelphia Authority for Industrial Development “PAID” 6.488% Tax Claim Collateralized Revenue Bonds, Series 1997. As the bonds reached their maturity, MBIA’s payment represented the remaining principal balance of the bonds. MBIA estimates that approximately $20 million can be realized in net future collections that will be used to reimburse the Company for the claim it paid, resulting in a loss of $23 million in the second quarter, net of previous reserves and reinsurance. While MBIA had been working closely with the City of Philadelphia and fully expected that such efforts would be successful in avoiding a claim under its policy, negotiations with the city failed to produce a resolution by the maturity date of the bonds.

On June 30, 2004, in order to reduce ongoing carrying and other costs, a clean-up call was exercised for the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations. The clean-up call provisions permitted the issuer of the bonds to buy back any remaining tax liens when the principal amount of the bonds fell below ten percent of the original principal amount. In connection with the clean-up calls, MBIA paid $51.5 million (net of reinsurance) under its policies to the trustee for the securitizations, which defeased its remaining exposure to these transactions. MBIA did not record any additional losses in connection with its payment during the second quarter.

MBIA continues to insure a third Capital Asset securitization. This transaction matures in 2008 and has an outstanding balance of $118 million or $74 million net of existing loss reserves of $44 million. Since the ultimate collectibility of tax liens is difficult to estimate, there can be no assurance that the case reserves established to date would be sufficient to cover all future claims under this policy. MBIA will continue to evaluate the performance of the remaining tax lien portfolio and adjust loss reserves or salvage as and when necessary.

Another area that MBIA is monitoring closely is the manufactured housing sector, which has experienced significant stress. MBIA ceased writing business in this sector, other than through certain CDO transactions, in 2000. In the fourth quarter of 2004, the Company established a case basis reserve of $10 million relating to a specific manufactured housing exposure and placed this exposure on its “Classified List.” As of December 31, 2004, net insured par outstanding on this exposure was $563 million. The Company had additional manufactured housing exposure of $2.2 billion in net insured par outstanding as of December 31, 2004, of which approximately 44% has been placed on the Company’s “Caution List-Medium” and “Caution List-High.” An explanation of the Company’s “Classified List” and “Caution Lists” is provided below.

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

In the event MBIA determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that insured issue. As of December 31, 2004, MBIA had 44 open case basis issues on its “Classified List” that had $401 million in aggregate case reserves, net of reinsurance.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The Company does not establish any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” until such issues are placed on the Company’s “Classified List.”

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is probable and estimable in the future, as follows:

Dollars in millions	Number of case basis issues	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	36	$359	$791
Issues without defaults	8	76	2,088

Total gross	44	$435	$2,879

Net of reinsurance:
Issues with defaults	36	$342	$751
Issues without defaults	8	59	1,889

Total net	44	$401	$2,640

When MBIA becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset. Such amounts are included in the Company’s balance sheet within “Other assets.” As of December 31, 2004 and 2003, the Company had salvage and subrogation of $154 million and $125 million, respectively. During the third quarter of 2004, MBIA acquired $42 million of tax liens, which were acquired as a result of payments made on policies related to the Philadelphia Authority for Industrial Development “PAID” 6.488% Tax Claim Collateralized Revenue Bonds Series 1997 and the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations. The balance of these tax liens at December 31, 2004 was $34.9 million, which the Company expects to collect as a result of future redemptions. Additionally, the payment made by the Company related to the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations resulted in MBIA consolidating the securitizations in its financial statements. Information related to the consolidation of these securitizations is provided in the following Variable Interest Entities section.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

RISK MANAGEMENT In an effort to mitigate losses, MBIA is regularly involved in the ongoing remediation of credits that may involve, among other things, waivers or renegotiations of financial covenants or triggers, waivers of contractual provisions, the granting of consents, and the taking of various other remedial actions. The nature of any remedial action is based on the type of the insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, MBIA is able to improve its security position and to obtain concessions from the issuer of the insured bonds. From time to time, the issuer of an MBIA-insured obligation may, with the consent of MBIA, restructure the insured obligation by extending the term, increasing or decreasing the par amount or decreasing the related interest rate with MBIA insuring the restructured obligation. If, as the result of the restructuring, MBIA estimates that it will suffer an ultimate loss on the restructured obligation, MBIA will record a case basis loss reserve for the restructured obligation or, if it has already recorded a case basis loss reserve, it will re-evaluate the impact of the restructuring on the recorded reserve and adjust the amount of the reserve appropriately.

REINSURANCE Reinsurance enables the Company to cede exposure for purposes of increasing its capacity to write new business while complying with its single risk and credit guidelines. The rating agencies continuously review reinsurers providing coverage to the financial guarantee industry. Many of MBIA’s reinsurers have been downgraded over the past two years, and others remain under review. As of December 31, 2002, reinsurers rated Double-A and above represented 90% of MBIA’s ceded par. As a result of downgrades during 2003, this percentage as of December 31, 2003 was 56%; however, it then increased to 88% as of December 31, 2004. The increase from December 31, 2003 was principally due to cessions to Channel Reinsurance Ltd. (Channel Re), a Triple-A rated reinsurer, and to a lesser extent, the reassumption of portfolios throughout 2004. When a reinsurer is downgraded, less capital credit is given to MBIA under rating agency models. The reduced capital credit has not and is not expected to have a material adverse effect on the Company. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including the downgrade of the reinsurers. The Company remains liable on a primary basis for all reinsured risks, and although the Company believes that its reinsurers remain capable of meeting their obligations, there can be no assurance that the reinsurers will be able to meet these obligations.

On January 31, 2004, the Company reassumed portfolios of previously ceded transactions from Axa Re Finance S.A. (Axa Re) and Radian Reinsurance Inc. (Radian Re). On February 29, 2004, the Company reassumed portfolios of previously ceded transactions from American Re-Insurance Company (American Re) and Partner Reinsurance Company Ltd. (Partner Re). The Company received total proceeds from these transactions of $138.1 million consisting of unearned premium reserves of $181.2 million and case reserves of $15.4 million less return ceding commissions of $58.5 million. Insured par reassumed from these transactions totaled $31.6 billion.

In February 2004, the Company, together with RenaissanceRe Holdings, Ltd., Koch Financial Re, Ltd. and Partner Re, formed Channel Re, a new Bermuda-based financial guarantee reinsurance company rated Triple-A by S&P and Moody’s. The Company invested $63.7 million for a 17.4% ownership interest in Channel Re. This investment is reported within “Other investments” on the Company’s consolidated balance sheet.

Also in February 2004, MBIA Corp. and Channel Re entered into treaty and facultative reinsurance arrangements whereby Channel Re agreed to provide committed reinsurance capacity to MBIA Corp. through June 30, 2008 and subject to renewal thereafter. Under these reinsurance arrangements, MBIA Corp. agreed to cede to Channel Re and Channel Re agreed to assume from MBIA Corp. varying percentages of designated policies issued by MBIA Corp. The amount of any policy subject to the committed reinsurance arrangements is based on the type of risk insured and on other factors. At the time the Company entered into these arrangements, the Company reinsured to Channel Re $26.3 billion of previously assumed in-force business and approximately $161.4 million of unearned premium reserves, which had no related case basis reserves. Subsequent to this cession, the Company has ceded new business to Channel Re.

On March 5, 2004, MBIA Corp. and Capital Markets Assurance Corporation (CapMAC) entered into an agreement with ASIA Ltd, a Singapore-based insurer in which the Company indirectly held approximately 11% of the outstanding common stock. Pursuant to this agreement, MBIA Corp. acquired substantially all of ASIA Ltd’s assets, which consisted primarily of cash resulting from the liquidation of ASIA Ltd’s investment portfolio, and assumed ASIA Ltd’s insurance obligations. MBIA Corp. assumed three insured

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

exposures from ASIA Ltd with an outstanding par balance of $37.5 million, and CapMAC reassumed twenty exposures it previously reinsured with ASIA Ltd with an outstanding par balance of $331.7 million. MBIA Corp. and CapMAC received proceeds of $60.9 million representing $8.8 million of unearned premium reserves, $19.4 million of case basis reserves and $32.7 million of unallocated reserves associated with the assumed portfolios.

In 1998, three reinsurers, AXA Re Finance S.A. (ARF), Converium and Muenchener Rueckversicherungs-Gesellshaft (Munich Re) reimbursed the Company $170 million for losses incurred with respect to $265 million of MBIA-insured bonds issued by AHERF under three separate reinsurance agreements (the AHERF Reinsurance Agreements). The AHERF Reinsurance Agreements were structured as three successive excess-of-loss facilities that aggregated to $170 million. Under the excess of loss reinsurance agreements, Converium reimbursed the Company $70 million of it’s $170 million loss and Munich Re and ARF each reimbursed MBIA $50 million.

At the same time that the Company arranged the AHERF Reinsurance Agreements, it entered into several separate quota share reinsurance agreements with the same reinsurers. Under these quota share reinsurance agreements, the Company agreed to cede on a quota share basis to the three reinsurers new business written with an aggregate par sufficient to generate $297 million in gross premiums over a six year period ending October 1, 2004. Of the $297 million in premium to be ceded under the quota share arrangements, the Company agreed to cede to Converium cash premiums equal to $102 million, to ARF adjusted gross premiums of $98 million and to Munich Re adjusted gross premiums of $97 million over this period. The aggregate insured par ceded to these reinsurers under these quota share agreements totaled over $45 billion.

Under separate agreements, to which the Company was not a party, Converium reinsured directly and indirectly to ARF (the Converium-ARF Retrocession Agreements) the risk that it assumed from the Company under its quota share agreements with the Company for losses in excess of $13.1 million. ARF contended that, in connection with its agreement to assume this risk from Converium under the Converium-ARF Retrocession Agreements, there was an oral agreement with MBIA under which MBIA would replace ARF as a reinsurer to Converium by no later than October 2005.

In October 2004, the Company commuted and assumed from ARF the policies that ARF had reinsured directly under its quota share reinsurance agreements with the Company discussed above (the MBIA-ARF Reinsurance Agreements). At the same time, the Company also assumed from ARF all of the risk that ARF assumed from Converium under the Converium-ARF Retrocession Agreements. AXA RE, S.A (AXA RE), ARF’s parent, in turn agreed to reinsure the Company for all losses in excess of $96.9 million assumed by the Company from ARF under the Converium-ARF Retrocession Agreements up to an aggregate amount of $90 million.

ARF paid the Company $10 million for assuming from it the risk under the Converium-ARF Retrocession Agreements, and the Company paid AXA RE $1 million for reinsuring the Company for all losses in excess of $96.9 million assumed by the Company from ARF under the Converium-ARF Retrocession Agreements up to an aggregate amount of $90 million.

In addition to the $10 million that the Company received as described above, the Company received approximately $19.5 million related to the commutation of the MBIA-ARF Reinsurance Agreement, consisting of statutory unearned premium reserves of $42.5 million less refunded ceding commissions of $13.9 million and fees of $9.1 million. In addition, the Company will receive future installment premiums with a present value of approximately $21.5 million in connection with the commuted policies. As a result of this transaction, the Company reassumed $21.3 billion in aggregate insured par. The commutation of the MBIA-ARF Reinsurance Agreement and the assumption by the Company from ARF of the risk under the Converium-ARF Retrocession Agreements were done in order, among other reasons, to settle and resolve the disputes with ARF regarding the alleged oral agreement. In addition, the Company entered into these agreements and agreed to assume the related policies due to the fact that it no longer received rating agency capital credit in connection with the reinsurance ceded to ARF and Converium because ARF no longer has a financial strength rating and the financial strength rating of Converium had been downgraded.

In October 2004, the Company’s management recommended that the Audit Committee of the Company’s Board of Directors undertake an investigation of the AHERF Reinsurance Agreements, including whether an oral agreement existed between MBIA

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Corp. and ARF that the Company would assume the risk that Converium retroceded to ARF under the Converium-ARF Retrocession Agreements. The Audit Committee retained outside counsel and initiated an investigation in October 2004. The outside counsel’s investigation has been substantially completed. While the investigation has not conclusively determined whether an oral agreement in fact existed, the Company has been advised, however, that it appears likely that such an agreement or understanding with ARF was made in 1998. Based on the investigation and other considerations, on March 8, 2005, the Company announced that it decided to restate its financial statements for 1998 and subsequent years to correct the accounting treatment for the MBIA Reinsurance Agreement and quota share agreement entered into with Converium as discussed in the preceding Restatement of Consolidated Financial Statements section.

In November 2004, the Company received identical document subpoenas from the Securities and Exchange Commission (SEC) and the New York Attorney General’s office requesting information with respect to non-traditional or loss mitigation insurance products developed, offered or sold by the Company to third parties from January 1, 1998 to the present, including the reinsurance arrangements entered into by MBIA in 1998 in connection with the bankruptcy of the Delaware Valley Obligated Group, an entity that is part of AHERF. The Company is cooperating fully with the SEC and the New York Attorney General’s request for documents.

On March 9, 2005, the Company received a subpoena from the U.S. Attorney’s Office for the Southern District of New York seeking information related to the reinsurance agreements it entered into in connection with the AHERF loss. The Company intends to cooperate fully with the U.S. Attorney’s Office.

As of December 31, 2004, the aggregate amount of insured par ceded by MBIA to reinsurers was $85.5 billion. The following table shows the percentage ceded to and reinsurance recoverable from reinsurers by S&P’s rating levels:

Reinsurers’ S&P Rating Range	Percent of Total Par Ceded	Reinsurance Recoverable (in thousands)
AAA	76.33%	$11,738
AA	12.04%	7,749
A	11.53%	13,914
Not Currently Rated	0.09%	338
Non-Investment Grade	0.01%	(5)

Total	100%	$33,734

The top two reinsurers within the AAA rating category represented approximately 55% of total par ceded by MBIA; the top two reinsurers within the AA rating category represented approximately 7% of total par ceded by MBIA; and the top two reinsurers within the A rating category represented approximately 11% of total par ceded by MBIA.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Expenses that vary with and are primarily related to the production of the Company’s insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. If an insured bond issue is refunded and the related premium is earned early, the associated acquisition costs previously deferred are also recognized early.

MBIA will recognize a premium deficiency if the sum of the expected loss and loss adjustment expenses, maintenance costs and unamortized policy acquisition costs exceed the related unearned premiums. If MBIA was to have a premium deficiency that is greater than unamortized acquisition costs, the unamortized acquisition costs would be reduced by a charge to expense and a liability would be established for any remaining deficiency. Although GAAP permits the inclusion of anticipated investment income when determining a premium deficiency, MBIA currently does not include this in making its determination.

The Company’s policy acquisition costs, operating expenses and total insurance operating expenses, as well as its expense ratio, are shown in the following table:

				Percent Change
In millions	2004	Restated 2003	Restated 2002	2004 Vs. 2003	2003 vs. 2002
Gross expenses	$253	$249	$214	1%	16%

Amortization of deferred acquisition costs	$64	$58	$48	11%	21%
Operating expenses	117	111	91	5%	21%

Total insurance operating expenses	$181	$169	$139	7%	21%

Expense ratio	22.0%	22.8%	23.5%

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

In 2004, the amortization of deferred acquisition costs increased 11% over 2003, in line with the increase in the Company’s insurance premiums earned. The amortization of deferred acquisition costs increased 21% in 2003 compared with 2002. The ratio of policy acquisition costs, net of deferrals, to earned premiums has remained steady at 8% in 2004, 2003 and 2002. In addition, during 2002 and 2003 there had been a decline in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. This declining ratio indicated the Company had deferred proportionately more revenues than expenses in those years. At December 31, 2004, this ratio increased to 7.4% from 6.9% at December 31, 2003 due to an increase in expenses after ceding commission income and also due to less business written during 2004.

Operating expenses increased 5% from $111 million in 2003 to $117 million in 2004 largely due to higher compensation costs related to the expansion of the Company’s global operations, premiums related to the renewal of directors and officers’ liability insurance and loss prevention costs. The 21% increase in operating expenses in 2003 compared with 2002 reflects higher compensation costs that were primarily the result of a one-time cost related to the replacement of split-dollar life insurance policies, expenses to establish Toll Road Funding (TRF) and a reallocation of expenses between business operations.

Financial guarantee insurance companies use the expense ratio (expenses divided by net premiums earned) as a measure of expense management. The Company’s 2004 expense ratio of 22.0% is slightly below the 2003 ratio of 22.8% and the 2002 ratio of 23.5%. The decrease in the ratio from 2003 and 2002 is the result of an increase in net premiums earned.

VARIABLE INTEREST ENTITIES The Company provides structured funding and credit enhancement services to global finance clients through the use of certain MBIA-administered, bankruptcy-remote special purpose vehicles (SPVs) and through third-party SPVs. Third-party SPVs are used in a variety of structures guaranteed or managed by MBIA, whereby the Company has risks analogous to those of MBIA-administered SPVs. The Company has determined that such SPVs fall within the definition of a variable interest entity (VIE) under FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” subsequently revised as FIN 46R. Under the provisions of FIN 46R, MBIA must determine whether it has a variable interest in a VIE and if so, whether that variable interest would cause MBIA to be the primary beneficiary. The primary beneficiary is the entity that will absorb the majority of the expected losses, receive the majority of the expected residual returns, or both, of the VIE and is required to consolidate the VIE.

As a result of the clean-up call exercised for the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations, these securitizations no longer meet the conditions of a qualifying special purpose entity under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” MBIA holds a variable interest in these entities, which resulted from its insurance policies, and has determined that it is the primary beneficiary under FIN 46R. In the third quarter of 2004, MBIA acquired the assets of the securitizations and has reported such assets, totaling $16.8 million as of December 31, 2004, principally within “Other assets” on its consolidated balance sheet. Liabilities of the securitizations substantially represented amounts due to MBIA, which were eliminated in consolidation.

In May 2003, the Company sponsored the formation of Toll Road Funding, Plc. (TRF). TRF is a conduit established to acquire a loan participation related to the financing of an Italian toll road. Assets supporting the repayment of the debt were comprised of the loan participation and high-quality, liquid investments. Assets and liabilities of TRF are primarily included within “Investments held-to-maturity” and “Medium-term notes,” respectively, on the Company’s balance sheet. TRF is a VIE, of which MBIA is the primary beneficiary. Therefore, while MBIA does not have a direct ownership interest in TRF, it is consolidated in the financial statements of the Company in accordance with FIN 46R. At December 31, 2003, TRF had $1.5 billion of debt outstanding. In June 2004, the loan in which TRF participated was repaid in full. At that time, TRF repaid all of its outstanding debt obligations.

Third-party VIEs are used in a variety of structures insured or managed by MBIA. Under FIN 46R, MBIA’s guarantee of the assets or liabilities of a VIE constitutes a variable interest and requires MBIA to assess whether it is the primary beneficiary. Additionally, the Company’s management of VIEs under asset management agreements may subject the Company to consolidation of such entities. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

policies. VIE assets and liabilities consolidated in the Company’s financial statements at December 31, 2004 and 2003 are primarily reported in “Investments held-to-maturity” and “Variable interest entity floating rate notes,” respectively, on the face of the Company’s balance sheet and totaled approximately $600 million each.

INVESTMENT MANAGEMENT SERVICES

MBIA’s investment management services operations have been consolidated under MBIA Asset Management LLC (MBIA-AML) since 1998. MBIA-AML owns MBIA Municipal Investors Service Corp. (MBIA-MISC), MBIA Investment Management Corp. (IMC), MBIA Capital Management Corp. (CMC) and MBIA UK Asset Management Limited (AM-UK). Additionally, MBIA-AML owns Triple-A One Funding Corp. (Triple-A), Meridian Funding Company, LLC (Meridian) and Polaris Funding Company, LLC (Polaris) (collectively the Conduits), which were consolidated in the third quarter of 2003. MBIA Global Funding, LLC (GFL) and Euro Asset Acquisition Limited (EAAL), subsidiaries of the Company, also operate as part of the asset management business.

In May 2004, MBIA completed the sale of the assets of 1838 Investment Advisors, LLC (1838) to the management of 1838 and an investor group led by Orca Bay Partners, which resulted in an after-tax gain of $3.2 million. The sale of 1838 resulted from the Company’s decision to exit the equity advisory services market and, as such, the results of 1838 are reported as a discontinued operation in the financial statements of the Company. In accordance with GAAP, 1838’s results from prior periods have been reclassified to discontinued operations in the Company’s comparative income statement. Therefore, investment management services’ revenues and expenses exclude those related to 1838 for all periods presented. See “Note 16: Discontinued Operations” in the Notes to Consolidated Financial Statements for additional information on 1838.

Investment management services 2004 total revenues of $542 million increased 29% compared with 2003. Excluding net realized losses of $4 million and losses on derivative instruments and foreign exchange of $6 million, total revenues increased $148 million, or 37% over 2003. The growth is primarily attributable to increased activity in the structured product businesses, particularly the asset/liability products and third-party management of CDO transactions. In addition, 2004 results include twelve months of Conduit activities, which were not consolidated by the Company in the first nine months of 2003. Profitability in the pooled investment business declined compared with 2003 due to lower fees and an unfavorable geographic mix. Excluding net realized gains or losses and net gains or losses on derivative instruments and foreign exchange, 2003 total investment management services revenues increased $16 million, or 4%, compared with 2002.

Net realized losses from investment securities in the investment management services operations were $4 million in 2004 compared with net realized gains of $17 million and $4 million in 2003 and 2002, respectively. Net realized gains and losses in the investment management services operations were generated from the ongoing active total return management of its investment portfolios.

Net losses on derivative instruments and foreign exchange from investment management services operations in 2004, 2003 and 2002 were $6 million, $0.4 million and $8 million, respectively. Net losses in 2004 were primarily generated from an increase in U.S. dollar interest rates resulting in lower market values on pay float/receive fixed U.S. dollar interest rate swaps associated with the investment agreement and medium-term note activities. Similarly, the net losses in 2003 and 2002 were largely due to movements in interest rates on interest rate swaps. These interest rate swaps economically hedge against interest rate movements but do not qualify for hedge accounting treatment under SFAS 133.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Fixed-income ending assets under management as of December 31, 2004, which do not include Conduit assets, were $39.1 billion, 14% above the 2003 year-end level and 29% above the 2002 year-end level. Conduit assets are held to their contractual maturity and are originated and managed differently from those held as available-for-sale by the Company or those managed for third parties. The following table summarizes the consolidated investment management services results and assets under management over the last three years:

				Percent Change
In millions	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Interest and fees	$552	$404	$388	37%	4%
Net realized gains (losses)	(4)	17	4	(124)%	300%
Net gains (losses) on derivative instruments and foreign exchange	(6)	—	(7)	(1,331)%	95%

Total revenues	542	421	385	29%	9%

Interest expense	414	302	313	37%	(4)%
Operating expenses	77	55	38	40%	45%

Total expenses	491	357	351	37%	2%

Pre-tax income	$51	$64	$34	(19)%	90%

Ending assets under management:
Fixed-income	$39,129	$34,408	$30,280	14%	14%

The following provides a summary of each of the investment management services businesses by segment. See “Note 15: Business Segments” for a tabular presentation of the results of the investment management services segments.

The asset/liability products segment is comprised of the activities of IMC, GFL and EAAL. IMC provides customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provides customized products for funds that are invested as part of asset-backed or structured product issuances. GFL raises funds through the issuance of medium-term notes with varying maturities (GFL MTNs), which are in turn guaranteed by MBIA Corp. GFL lends the proceeds of these GFL MTN issuances to the Company (GFL Loans). Under an agreement between the Company and MBIA Corp., the Company invests the proceeds of the GFL Loans in eligible investments (the GFL Investments), which consist of securities with a minimum Double-A credit quality rating. The GFL Investments are pledged to MBIA Corp. EAAL primarily purchases foreign assets as permitted under the Company’s investment guidelines.

Asset/liability products pre-tax income, excluding realized gains, foreign currency and derivative losses, totaled $38.1 million in 2004 compared with $31.3 million in 2003, resulting in an increase of 22%. At December 31, 2004, principal and accrued interest outstanding on investment agreement and medium-term note obligations and securities sold under agreements to repurchase totaled $12.5 billion, compared with $9.3 billion at December 31, 2003. Assets supporting these agreements had market values of $12.6 billion and $9.4 billion at December 31, 2004 and December 31, 2003, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A. In 2003, asset/liability products pre-tax income, excluding net realized gains, foreign currency and derivative losses, totaled $31.3 million compared with $18.4 million in 2002, resulting in an increase of 70%.

The fixed-income advisory services segment is primarily comprised of the operations of MBIA-MISC and CMC. MBIA-MISC provides investment management programs including pooled investments products, customized asset management services and bond proceeds investment services. In addition, MBIA-MISC provides portfolio accounting and reporting for state and local governments including school districts. MBIA-MISC is a SEC-registered investment adviser. At December 31, 2004, 2003 and 2002, ending assets under management of MBIA-MISC were $11.9 billion, $11.2 billion and $10.1 billion, respectively. While assets under management have increased, the low interest rate environment has had a negative impact on revenues due to lower fees that can be charged.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Fixed-income advisory services pre-tax income, excluding realized losses, foreign currency and derivative losses, totaled $16.5 million in 2004 compared with $17.3 million in 2003. The decrease is primarily due to lower fees related to the pooled investment business. In 2003, fixed-income advisory services pre-tax income totaled $17.3 million compared with $18.3 million in 2002, resulting in a 5% decrease.

CMC specializes in fixed-income management for institutional funds and provides investment management services to IMC’s investment agreement portfolio, GFL’s medium-term note and investment agreement portfolio, MBIA-MISC’s municipal cash management programs, the Company’s insurance and corporate investment portfolios and third-party clients. CMC is a SEC-registered investment adviser and National Association of Securities Dealers member firm. At December 31, 2004, 2003 and 2002, the market values of CMC’s third-party assets under management were $4.1 billion, $3.1 billion and $2.6 billion, respectively. The market values of assets related to the Company’s insurance and corporate investment portfolio managed by CMC as of December 31, 2004, 2003 and 2002 were $10.3 billion, $9.8 billion and $8.7 billion, respectively.

AM-UK was formed in November 2004 to provide investment management services to foreign branches of the Company, its affiliates and third-party clients and is included in the fixed-income advisory services segment. AM-UK is a United Kingdom Financial Services Authority (FSA)–regulated investment adviser.

On September 30, 2003, MBIA purchased the equity and acquired all controlling interests of the conduits it administers (Triple-A, Meridian and Polaris), which are now reflected in the consolidated financial statements of the Company. The Conduits provide clients with an efficient source of funding, which may offer MBIA the opportunity to issue financial guarantee insurance policies. These entities purchase various types of financial instruments, such as debt securities, loans, lease receivables and trade receivables, and fund these purchases through the issuance of asset-backed short-term commercial paper or medium-term notes. The assets supporting the repayment of the commercial paper, and the medium-term notes are in turn insured by MBIA. The assets and liabilities within the medium-term note program are managed primarily on a match-funded basis and may include the use of derivative hedges, such as interest rate and foreign currency swaps. By match-funding and hedging, the Conduits substantially eliminate the risks associated with fluctuations in interest and foreign currency rates, indices and liquidity.

Certain of MBIA’s consolidated subsidiaries have invested in Conduit debt obligations or have received compensation for services provided to the Conduits. As such, MBIA has eliminated intercompany transactions with the Conduits from its balance sheet and income statement. After the elimination of such intercompany assets and liabilities, Conduit investments and Conduit debt obligations were $7.0 billion and $6.4 billion, respectively at December 31, 2004. The difference between the investments and debt obligations is primarily the result of the elimination of Conduit debt owned by other MBIA subsidiaries. The effect of the elimination on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments with a corresponding reduction of medium-term notes.

The Conduits enter into derivative instruments primarily as economic hedges against interest rate and currency risks. It is expected that any change in the market value of the derivative instruments will be offset by a change in the market value of the hedged assets or liabilities. However, since the investments are accounted for as held-to-maturity, the change in market value, with the exception of the change in value of foreign currency assets due to changes in foreign currency rates, is not recorded in the financial statements. Derivative instruments entered into by the Conduits are not accounted for as interest rate hedges under SFAS 133 and, therefore, changes in market value are recorded as gains or losses in MBIA’s consolidated income statement.

Typically, Conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the Conduits. An underlying rating is the implied rating for the transaction without giving consideration to the MBIA guarantee. All transactions currently funded in the Conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted-average underlying rating for transactions currently funded in the Conduits was A by S&P and A2 by Moody’s at the time such transactions were funded. MBIA estimates that the current weighted-average underlying rating of all outstanding Conduit transactions was A- by S&P and A2 by Moody’s as of December 31, 2004.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

As a result of having to adhere to MBIA’s underwriting standards and criteria, Conduit transactions have, in general, the same underlying ratings that similar non-Conduit transactions guaranteed by MBIA have at the time they are closed. Like all credits underwritten by MBIA, the underlying ratings on Conduit transactions may be downgraded or upgraded by either one or more rating agencies after they are closed. In general, the underlying ratings on Conduit transactions have been downgraded no more frequently than similar non-Conduit transactions guaranteed by MBIA.

MUNICIPAL SERVICES

MBIA’s municipal services operation is consolidated under MuniServices Company (MBIA MuniServices) and provides revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, audit, collections/recovery and information (data) services. The municipal services operations also include Capital Asset Holdings GP, Inc. and certain affiliated entities (Capital Asset), a servicer of delinquent tax certificates.

For 2004, the municipal services operations reported pre-tax income of $1.6 million, compared with pre-tax income of $1.1 million in 2003. Revenues grew by 1% and expenses decreased by 1%. Excluding gains and losses on investment securities and derivatives, operating income was $1.9 million in 2004 compared to $1.0 million in 2003.

Through MBIA MuniServices, the Company owns Capital Asset, which was in the business of acquiring and servicing tax liens. The Company became the majority owner in December 1998 when it acquired the interest of Capital Asset’s founder and acquired the remaining equity in Capital Asset in the fourth quarter of 2003. MBIA Corp. has insured three securitizations of tax liens that were originated and continue to be serviced by Capital Asset. These securitizations were structured through the sale by Capital Asset of substantially all of its tax liens to three off-balance sheet qualifying special purpose entities (QSPEs) that were established in connection with these securitizations. In the third quarter of 1999, Capital Asset engaged a specialty servicer of residential mortgages to help manage its business and operations and to assist in administering the portfolios supporting the securitizations insured by MBIA Corp.

On June 30, 2004, MBIA paid $51.5 million (after reinsurance) to the trustees for two of the securitizations as part of a clean-up call, which defeased the Company’s remaining exposure to these transactions. MBIA continues to insure the third securitization. Additional information related to MBIA’s payment and the impact on its consolidated financial statements is provided under Losses and Loss Adjustment Expenses in the Insurance Operations section included herein.

CORPORATE

The corporate operations consist of net investment income, net realized gains and losses of holding company investment assets, interest expense and corporate expenses. The corporate operations incurred a loss of $84 million, $59 million and $64 million for the years ended 2004, 2003 and 2002, respectively.

In 2004, net investment income decreased 6% to $8.5 million, from $9.0 million in 2003. The decrease resulted from the Company maintaining a short duration on holding company investments despite an average asset base growth of 35%. In 2003, net investment income decreased 5% compared with 2002 due to the low interest rate environment.

Net realized losses from investment securities in the corporate operations were $0.5 million in 2004 compared with net realized gains of $15 million and $3 million in 2003 and 2002, respectively. Net realized gains and losses for all periods presented were generated from the ongoing active total return management of the investment portfolios.

The corporate operations incurred $75 million of interest expense in 2004 compared with $68 million in 2003, a 9% increase. The increase in interest expense primarily resulted from the issuance of $350 million of debt, partially offset by the retirement of $50 million of debt, in the fourth quarter of 2004. In 2003, interest expense increased 17% compared with 2002 as a result of the issuance of an additional $200 million of debt in the third quarter of 2002.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Corporate expenses of $18 million increased 18% from 2003. The increase is principally due to costs associated with ASIA Ltd and an increase in audit fees. In 2003, corporate expenses decreased 14% from 2002 due to a benefit related to a reallocation of expenses among MBIA’s business operations, partially offset by higher legal, auditing, consulting and severance expenses.

TAXES

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, the effective tax rate fluctuates from time to time as the Company manages its investment portfolio on an after-tax total return basis. The effective tax rate for 2004, including tax related to discontinued operations, decreased to 28.1% from 29.2% in 2003. In 2003, the tax rate increased from 26.0% in 2002 due to a change in the mix of taxable and tax-exempt investments.

On October 22, 2004, The American Jobs Creation Act of 2004 (the Act) was introduced and signed into law. The Act has a provision which allows for a special one-time dividends received deduction of 85% on the repatriation of certain foreign earnings to the U.S. parent with limitations. Although the Company is currently evaluating the applicability and the effects of the repatriation provision, the Company does not believe that the impact of the special dividend received deduction, if claimed, will have a material effect on its financial position or results of operations.

CAPITAL RESOURCES

The Company carefully manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its Triple-A claims-paying ratings. Capital resources are defined by the Company as total shareholders’ equity, long-term debt issued for general corporate purposes and various soft capital credit facilities. Total shareholders’ equity at December 31, 2004 was $6.6 billion, with total long-term debt at $1.3 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital. The following table shows the Company’s long-term debt and the ratio used to measure it:

	2004	2003	2002
Long-term debt (in millions)	$1,333	$1,022	$1,033
Long-term debt to total capital	17%	14%	16%

In August 1999, the Company announced that its Board of Directors had authorized the repurchase of 11.25 million shares of common stock of the Company, after adjusting for the 2001 stock split. The Company began the repurchase program in the fourth quarter of 1999. In July 2004, the Company completed the repurchase of all 11.25 million shares and received authorization from its Board of Directors to repurchase 1 million shares under a new repurchase program. On August 5, 2004, the Company’s Board of Directors authorized the repurchase of an additional 14 million shares of common stock in connection with the new repurchase program. As of December 31, 2004, the Company had repurchased a total of 15.3 million shares under these plans at an average price of $47.39 per share, of which 5.8 million shares were repurchased in 2004 at an average price of $56.75 per share.

The Company has various soft capital credit facilities, such as lines of credit and equity-based facilities at its disposal, which further support its claims-paying resources. At December 31, 2004, MBIA Corp. maintained a $700 million limited recourse standby line of credit facility with a group of major Triple-A rated banks to provide funds for the payment of claims in excess of the greater of $900 million or 5% of average annual debt service with respect to public finance transactions. The agreement is for a seven-year term, which expires on October 31, 2010.

MBIA Corp. has access to $400 million of Money Market Committed Preferred Custodial Trust securities (CPS securities) issued by eight trusts, which were created for the primary purpose of issuing CPS securities and investing the proceeds in high quality commercial paper or short-term U.S. Government obligations. MBIA Corp. has a put option to sell to the trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the trusts will transfer the proceeds to MBIA Corp. in exchange for the

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

preferred stock that will be held by the trusts. The trusts are vehicles for providing MBIA Corp. the opportunity to access new capital at its sole discretion through the exercise of the put options. The trusts are rated AA and Aa2 by S&P and Moody’s, respectively. To date, MBIA Corp. has not exercised its put options under any of these arrangements.

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

MBIA Inc. also maintained two ten-year annually renewable facilities maturing in 2011 and 2012 for $100 million and $50 million, respectively. These facilities allowed the Company to issue subordinated securities and could be drawn upon if the Company incurred cumulative losses (net of any recoveries) above an annually adjusted attachment point. The $50 million facility was terminated in the fourth quarter of 2003 due to a rating downgrade of the related provider and the $100 million facility was terminated in the second quarter of 2004.

From time to time, MBIA accesses the capital markets to support the growth of its businesses. MBIA filed a $500 million registration statement on Form S-3 with the SEC utilizing a “shelf” registration process. In November 2004, the Company completed a $350 million debt issuance of senior notes due in 2034, which carry a fixed coupon rate of 5.7%. Part of the proceeds of this debt issuance was used to redeem the Company’s $50 million 6.95% notes due 2038 in December 2004. The remainder of the proceeds will be used for general corporate purposes, including the possibility of redeeming the outstanding $100 million 8.00% notes due 2040 in December 2005. The Company currently has in effect a shelf registration with the SEC for $150 million, which permits the Company to issue various debt and equity securities described in the prospectus filed as part of the registration statement.

LIQUIDITY

Cash flow needs at the parent company level are primarily for dividends to its shareholders and interest payments on its debt. Liquidity and operating cash requirements of the Company are met by its cash flows generated from operations, which were more than adequate in 2004. Management of the Company believes that cash flows from operations will be sufficient to meet the Company’s liquidity and operating cash requirements for the foreseeable future.

Cash requirements have historically been met by upstreaming dividend payments from MBIA Corp., which generates substantial cash flow from premium writings and investment income. In 2004, the Company’s operating cash flow from continuing operations totaled $902.5 million compared with $1.0 billion in 2003 and $878.1 million in 2002. The majority of net cash provided by operating activities is generated from premium revenue and investment income in the Company’s insurance operations.

Under New York State insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In MBIA Corp.’s case, dividends in any twelve-month period cannot be greater than 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements. In 2004, MBIA Corp. declared and paid regular dividends of $372 million to MBIA Inc.

In addition to its regular dividends, in the fourth quarter of 2004 MBIA Corp. declared and paid a special dividend of $375 million to MBIA Inc., which was approved by the New York State Department of Insurance. MBIA Corp.’s capital position, relative to its insured exposure, has improved substantially over the past several years as a result of improved premium rates and a higher quality insured portfolio, exceeding both the capital required by New York State Insurance Law and the rating agencies for purposes of maintaining its Triple-A ratings. The dividend proceeds may be used over time for share repurchases, strategic initiatives, general liquidity or other corporate purposes.

As a result of the payment of the special dividend in the fourth quarter and under the formula applicable to the payment of dividends, MBIA Corp. may not pay any dividends without prior approval by the New York State Department of Insurance until the

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

second quarter of 2006. MBIA Corp. requested approval for the payment of additional special dividends in 2005.

The Company has significant liquidity supporting its businesses. At the end of 2004, cash equivalents and short-term investments totaled $2.8 billion. If, for any reason, significant cash flow reductions occur in any of its businesses, MBIA has alternatives for meeting ongoing cash requirements. They include selling or pledging its fixed-income investments in its investment portfolio, tapping existing liquidity facilities and new borrowings.

As part of MBIA’s external borrowing capacity, it maintained two short-term bank lines totaling $500 million, which the Company reduced from $675 million on April 15, 2004. These bank lines are maintained with a group of highly rated global banks and are currently comprised of a renewable $167 million facility with a term of 364 days and a $333 million facility with a five-year term, maturing in April 2009. As of December 31, 2004, there were no balances outstanding under these agreements.

The investment portfolio provides a high degree of liquidity, since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At year-end 2004, the fair value of the consolidated investment portfolio was $30.6 billion, as shown in the following table:

			Percent Change
In millions	2004	2003	2004 vs. 2003
Available-for-sale investments:
Insurance operations:
Amortized cost	$9,205	$9,037	2%
Unrealized net gain (loss)	531	666	(20)%

Fair value	$9,736	$9,703	0%

Investment management services operations:
Amortized cost	$12,209	$9,061	35%
Unrealized net gain (loss)	398	343	16%

Fair value	$12,607	$9,404	34%

Corporate operations:
Amortized cost	$731	$250	192%
Unrealized net gain (loss)	4	4	(15)%

Fair value	$735	$254	188%

Held-to-maturity investments:
Amortized cost	$7,540	$8,891	(15)%
Unrealized net gain (loss)	(4)	64	(107)%

Fair value	$7,536	$8,955	(16)%

Total portfolio:
Amortized cost	$29,685	$27,239	9%
Unrealized net gain (loss)	929	1,077	(14)%

Fair value	$30,614	$28,316	8%

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The increase in the amortized cost of insurance-related available-for-sale investments in 2004 was the result of positive cash flow from operations. The decrease in unrealized gains is largely due to the sale of a common stock investment the Company purchased in 2002, which significantly contributed to the Company’s net realized gains in 2004, and rising interest rates. The fair value of available-for-sale investments in the investment management services operations, which largely relates to the investment agreement and medium-term note businesses, increased to $12.6 billion at December 31, 2004 from $9.4 billion at December 31, 2003. This increase was a result of growth in both the investment agreement and GFL medium-term note programs. Corporate investments increased in 2004 due to the issuance of additional debt by MBIA Inc. and dividends received from MBIA Corp. Held-to-maturity investments, which largely consist of Conduit investments, decreased $1.4 billion in 2004 primarily due to the repayment of Toll Road Funding assets.

The fair value of the Company’s investments is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates occurring after a fixed-income security is purchased, although other factors influence fair value, including credit-related actions, supply and demand forces and other market factors. When the Company holds its available-for-sale investments to maturity, unrealized gains or losses currently recorded in accumulated other comprehensive income in the shareholders’ equity section of the balance sheet will decrease over time as the investments approach maturity. As a result, the Company expects to realize a value substantially equal to amortized cost. However, when investments are sold prior to maturity, the Company will realize any gains or losses in current net income. The Conduit portfolios are considered held-to-maturity, as the Company has the ability and intent to hold these investments to their contractual maturity. Therefore, these portfolios are reported at amortized cost and are not adjusted to reflect unrealized changes in fair value.

The weighted-average credit quality of the Company’s fixed-income portfolios has been maintained at Double-A since its inception. The quality distribution of the Company’s fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of December 31, 2004 is presented in the following table:

	Insurance		Investment Management Services		Investments Held-to- Maturity		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Aaa	$6,126	68%	$7,352	65%	$1,253	17%	$14,731	53%
Aa	1,540	17%	2,182	19%	845	11%	4,567	16%
A	1,301	14%	1,762	15%	2,819	37%	5,882	21%
Baa	91	1%	40	1%	2,619	35%	2,750	10%
Not rated	16	—	—	—	—	—	16	—

Total	$9,074	100%	$11,336	100%	$7,536	100%	$27,946	100%

MBIA’s consolidated investment portfolio includes investments that are insured by MBIA Corp. (MBIA Insured Investments). At December 31, 2004, MBIA Insured Investments, excluding Conduit investments, at fair value represented $4.9 billion or 15% of the total portfolio. Conduit investments represented $6.9 billion or 23% of the total portfolio. Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the consolidated investment portfolio, as of December 31, 2004, based on the actual or estimated underlying ratings (i) the weighted average rating of the Investment Portfolio would be in the Double-A range, (ii) the weighted average rating of just the MBIA Insured Investments in the investment portfolio would be in the Single-A range and (iii) approximately 1% of the investment portfolio would be rated below investment grade.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The underlying ratings of the MBIA Insured Investments as of December 31, 2004 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating service, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Underlying Ratings Scale In thousands	Insurance Portfolio	Investment Management Services Portfolio	Held-to- Maturity Investment Portfolio	Total
Aaa	$54,516	$686,815	$1,252,655	$1,993,986
Aa	283,464	80,212	844,471	1,208,147
A	787,175	834,334	2,216,944	3,838,453
Baa	338,999	1,482,750	2,621,717	4,443,466
Below Investment Grade	106,568	168,733	—	275,301

Total	$1,570,722	$3,252,844	$6,935,787	$11,759,353

The Company generates significant liquidity from its operations. Because of its risk management policies and procedures, diversification and reinsurance, the Company believes that the occurrence of an event that would significantly adversely affect liquidity is unlikely.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations as of December 31, 2004. For information on the Company’s financial guarantee exposure see “Note 21: Net Insurance In Force” in the Notes to Consolidated Financial Statements.

	As of December 31, 2004
In thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investment agreements	$9,526,244	$2,794,439	$2,319,879	$1,006,182	$3,405,744
Commercial paper	2,601,417	2,601,417	—	—	—
Medium-term notes	7,266,356	1,480,380	2,649,530	1,317,788	1,818,658
Variable interest entity floating rate notes	600,505	505	—	—	600,000
Securities sold under agreements to repurchase	647,104	559,004	10,200	16,400	61,500
Long-term debt	1,348,619	14,758	—	5,550	1,328,311
Gross insurance claim obligations	627,473	150,398	97,959	249,571	129,545

Total	$22,617,718	$7,600,901	$5,077,568	$2,595,491	$7,343,758

Investment agreements, commercial paper, medium-term notes, variable interest entity floating rate notes, securities sold under agreement to repurchase and long-term debt include accrued interest and exclude premiums or discounts. Gross insurance claim obligations represent the future value of payments MBIA expects to make, before estimated recoveries and reinsurance, under actual or probable insurance policy claims. The discounted value of such actual or estimated claims, after estimated recoveries, is reported as case basis reserves within loss and loss adjustment expense reserves on the Company’s consolidated balance sheet.

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

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. As of December 31, 2004, a hypothetical increase in interest rates of 100 and 300 basis points would have resulted in an after-tax decrease in the net fair value of the Company’s financial instruments of approximately $276.2 million and $827.7 million, respectively. A decrease in interest rates of 100 basis points would have resulted in an after-tax increase in the net fair value of the Company’s financial instruments of approximately $256.5 million.

The effects of changes in investment grade corporate credit spreads on the fair value of the Company’s credit derivative transactions will also impact earnings. These transactions primarily consist of synthetic structured credit derivatives guaranteed by MBIA Corp., as well as single name credit default swaps directly entered into by the investment management services operations as part of their asset management activities. Sensitivity to changes in credit spreads for these transactions can be estimated by projecting a hypothetical instantaneous shift in credit spreads. As of December 31, 2004, a hypothetical instantaneous increase in investment grade corporate credit spreads of 25, 50 and 75 basis points would have resulted in an after-tax decrease in the net fair value of the Company’s credit derivatives of approximately $5.8 million, $12.7 million and $21.8 million, respectively. Conversely, a hypothetical instantaneous decrease in investment grade corporate credit spreads of 25, 50 and 75 basis points would have resulted in an after-tax increase in the net fair value of the Company’s credit derivatives of approximately $3.9 million, $4.4 million and $4.4 million, respectively. Under SFAS 133, if such hypothetical shifts in credit spreads were to occur, the resulting change in the net fair value of the Company’s credit derivatives would be recorded within the Company’s income statement.

Since the Company is able and primarily expects to hold its fixed-maturity securities and derivative transactions to maturity or until such time unrealized losses reverse, it does not expect to recognize any adverse impact to income or cash flows under the above scenarios.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Information concerning quantitative and qualitative disclosures about market risk appears in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the heading “Market Risk.”

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MBIA Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MBIA Inc.:

We have completed an integrated audit of MBIA Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MBIA Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated the accompanying financial statements for the years ended December 31, 2003 and 2002.

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MBIA Inc. and Subsidiaries

principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, NY

March 16, 2005

Consolidated Balance Sheets	MBIA Inc. and Subsidiaries

In thousands except per share amounts	December 31, 2004	December 31, 2003
		(Restated)
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $18,802,894 and $15,628,938)	$19,679,905	$16,493,338
Investments held-to-maturity, at amortized cost (fair value $7,535,787 and $8,955,173)	7,540,218	8,890,866
Investment agreement portfolio pledged as collateral, at fair value (amortized cost $713,704 and $581,633)	730,870	596,366
Short-term investments, at amortized cost (which approximates fair value)	2,405,192	1,913,476
Other investments	261,865	357,346

Total investments	30,618,050	28,251,392
Cash and cash equivalents	366,236	227,544
Accrued investment income	312,208	269,909
Deferred acquisition costs	360,496	319,728
Prepaid reinsurance premiums	471,375	466,762
Reinsurance recoverable on unpaid losses	33,734	61,085
Goodwill	79,406	79,406
Property and equipment, at cost (less accumulated depreciation of $108,848 and $94,944)	114,692	120,691
Receivable for investments sold	67,205	20,376
Derivative assets	288,811	256,744
Other assets	315,197	250,616

Total assets	$33,027,410	$30,324,253

Liabilities and Shareholders' Equity
Liabilities:
Deferred premium revenue	$3,211,181	$3,079,851
Loss and loss adjustment expense reserves	726,617	691,481
Investment agreements	8,678,036	6,956,669
Commercial paper	2,598,655	2,639,878
Medium-term notes	6,943,840	7,091,638
Variable interest entity floating rate notes	600,505	600,299
Securities sold under agreements to repurchase	647,104	505,883
Short-term debt	58,745	57,337
Long-term debt	1,332,540	1,021,795
Current income taxes	—	9,627
Deferred income taxes, net	610,545	527,050
Deferred fee revenue	26,780	21,543
Payable for investments purchased	94,609	47,059
Derivative liabilities	528,562	437,683
Other liabilities	390,620	434,307

Total liabilities	26,448,339	24,122,100

Shareholders' Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—155,607,737 and 153,551,061	155,608	153,551
Additional paid-in capital	1,410,799	1,295,638
Retained earnings	5,215,191	4,536,624
Accumulated other comprehensive income, net of deferred income tax of $317,563 and $337,175	611,173	632,623
Unearned compensation—restricted stock	(34,686)	(12,299)
Treasury stock, at cost—16,216,405 and 9,675,887 shares	(779,014)	(403,984)

Total shareholders' equity	6,579,071	6,202,153

Total liabilities and shareholders' equity	$33,027,410	$30,324,253

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income	MBIA Inc. and Subsidiaries

	Years ended December 31
In thousands except per share amounts	2004	2003	2002
		(Restated)	(Restated)
Insurance
Revenues:
Gross premiums written	$1,116,915	$1,268,808	$951,931
Ceded premiums	(146,880)	(218,808)	(181,598)

Net premiums written	970,035	1,050,000	770,333
Increase in deferred premium revenue	(147,568)	(310,129)	(176,880)

Premiums earned (net of ceded premiums of $173,740, $225,770 and $184,388)	822,467	739,871	593,453
Net investment income	474,415	437,696	432,949
Advisory fees	41,539	59,719	50,747
Net realized gains	77,582	48,157	9,086
Net gains (losses) on derivative instruments and foreign exchange	7,389	100,050	(74,309)

Total insurance revenues	1,423,392	1,385,493	1,011,926
Expenses:
Losses and loss adjustment	81,880	73,555	62,223
Amortization of deferred acquisition costs	64,290	57,907	47,669
Operating	116,413	110,751	91,776

Total insurance expenses	262,583	242,213	201,668

Insurance income	1,160,809	1,143,280	810,258

Investment management services
Revenues	551,926	403,990	388,044
Net realized gains (losses)	(4,120)	17,135	4,287
Net losses on derivative instruments and foreign exchange	(5,508)	(385)	(7,568)

Total investment management services revenues	542,298	420,740	384,763
Interest expense	413,615	302,224	313,517
Expenses	76,912	55,005	37,898

Total investment management services expenses	490,527	357,229	351,415

Investment management services income	51,771	63,511	33,348

Municipal services
Revenues	27,593	26,814	24,810
Net realized gains (losses)	(81)	139	(682)
Net losses on derivative instruments and foreign exchange	(279)	—	—

Total municipal services revenues	27,233	26,953	24,128
Expenses	25,649	25,857	24,408

Municipal services income	1,584	1,096	(280)

Corporate
Net investment income	8,446	9,000	9,426
Net realized gains (losses)	(467)	15,237	2,733
Interest expense	74,651	68,368	58,453
Corporate expenses	17,579	14,874	17,259

Corporate loss	(84,251)	(59,005)	(63,553)

Income from continuing operations before income taxes	1,129,913	1,148,882	779,773
Provision for income taxes	317,185	335,070	200,962

Income from continuing operations	812,728	813,812	578,811
Income (loss) from discontinued operations, net of tax	(602)	2,104	8,029
Gain on sale of discontinued operations, net of tax	3,178	—	—

Income from discontinued operations	2,576	2,104	8,029
Cumulative effect of accounting change	—	—	(7,731)

Net income	$815,304	$815,916	$579,109

Income from continuing operations per common share:
Basic	$5.73	$5.67	$3.95
Diluted	$5.61	$5.61	$3.92
Net income per common share:
Basic	$5.75	$5.69	$3.95
Diluted	$5.63	$5.63	$3.92
Weighted-average number of common shares outstanding:
Basic	141,861,225	143,449,007	146,634,204
Diluted	144,799,513	144,980,396	147,574,079
Gross revenues from continuing operations	2,000,902	1,857,423	1,432,976
Gross expenses from continuing operations	870,989	708,541	653,203

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity	MBIA Inc. and Subsidiaries

	For the years ended December 31, 2004, 2003 and 2002
In thousands except per share amounts	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Unearned Compensation- Restricted Stock	Treasury Stock		Total Shareholders' Equity
	Shares	Amount						Shares	Amount
Balance, January 1, 2002—(Restated)	151,951	$151,951	$1,195,802	$3,356,302 (1)	$145,321	$(1,983)	$(11,335)	(3,517)	$(112,635)	$4,723,423

Comprehensive income:
Net income	—	—	—	579,109	—	—	—	—	—	579,109
Other comprehensive income:
Change in unrealized appreciation of investments net of change in deferred income taxes of $222,973	—	—	—	—	414,771	—	—	—	—	414,771
Change in fair value of derivative instruments net of change in deferred income taxes of $(20,035)	—	—	—	—	(37,209)	—	—	—	—	(37,209)
Change in foreign currency translation	—	—	—	—	18,367	—	—	—	—	18,367

Other comprehensive income										395,929

Total comprehensive income										975,038

Capital issuance costs	—	—	(2,774)	—	—	—	—	—	—	(2,774)
Treasury shares acquired	—	—	—	—	—	—	—	(4,264)	(208,945)	(208,945)
Unallocated ESOP shares	—	—	50	—	—	1,330	—	—	—	1,380
Stock-based compensation	604	604	46,235	—	—	—	(1,311)	—	—	45,528
Dividends (declared per common share $0.680, paid per common share $0.660)	—	—	—	(99,492)	—	—	—	—	—	(99,492)

Balance, December 31, 2002—(Restated)	152,555	152,555	1,239,313	3,835,919	541,250	(653)	(12,646)	(7,781)	(321,580)	5,434,158

Comprehensive income:
Net income	—	—	—	815,916	—	—	—	—	—	815,916
Other comprehensive income:
Change in unrealized appreciation of investments net of change in deferred income taxes of $34,698	—	—	—	—	64,886	—	—	—	—	64,886
Change in fair value of derivative instruments net of change in deferred income taxes of $5,232	—	—	—	—	9,716	—	—	—	—	9,716
Change in foreign currency translation net of change in deferred income taxes of $3,085	—	—	—	—	16,771	—	—	—	—	16,771

Other comprehensive income										91,373

Total comprehensive income										907,289

Capital issuance costs	—	—	(4,056)	—	—	—	—	—	—	(4,056)
Treasury shares acquired	—	—	—	—	—	—	—	(1,895)	(82,404)	(82,404)
Unallocated ESOP shares	—	—	(2)	—	—	653	—	—	—	651
Variable interest entity equity	—	—	46	—	—	—	—	—	—	46
Stock-based compensation	996	996	60,337	—	—	—	347	—	—	61,680
Dividends (declared per common share $0.800, paid per common share $0.770)	—	—	—	(115,211)	—	—	—	—	—	(115,211)

Balance, December 31, 2003—(Restated)	153,551	153,551	1,295,638	4,536,624	632,623	—	(12,299)	(9,676)	(403,984)	6,202,153

Comprehensive income:
Net income	—	—	—	815,304	—	—	—	—	—	815,304
Other comprehensive loss:
Change in unrealized appreciation of investments net of change in deferred income taxes of $(26,944)	—	—	—	—	(46,877)	—	—	—	—	(46,877)
Change in fair value of derivative instruments net of change in deferred income taxes of $1,986	—	—	—	—	3,688	—	—	—	—	3,688
Change in foreign currency translation net of change in deferred income taxes of $5,346	—	—	—	—	21,739	—	—	—	—	21,739

Other comprehensive loss										(21,450)

Total comprehensive income										793,854

Capital issuance costs	—	—	(2,353)	—	—	—	—	—	—	(2,353)
Treasury shares acquired	—	—	—	—	—	—	—	(6,540)	(375,030)	(375,030)
Stock-based compensation	2,057	2,057	117,514	—	—	—	(22,387)	—	—	97,184
Dividends (declared per common share $0.960, paid per common share $0.920)	—	—	—	(136,737)	—	—	—	—	—	(136,737)

Balance, December 31, 2004	155,608	$155,608	$1,410,799	$5,215,191	$611,173	—	$(34,686)	(16,216)	$(779,014)	$6,579,071

(1)	Restated; previously reported $3,415,517.

	2002	2003	2004
Disclosure of reclassification amount:
Unrealized appreciation of investments
arising during the period, net of taxes	$425,234	$120,555	$19,320
Reclassification adjustment, net of taxes	(10,463)	(55,669)	(66,197)

Net unrealized appreciation, net of taxes	$414,771	$64,886	$(46,877)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows	MBIA Inc. and Subsidiaries

	Years ended December 31
In thousands	2004	2003	2002
		(Restated)	(Restated)
Cash flows from operating activities of continuing operations:
Net income	$815,304	$815,916	$579,109
Loss (income) from discontinued operations, net of tax	602	(2,104)	(8,029)
Gain on sale of discontinued operations, net of tax	(3,178)	—	—
Cumulative effect of accounting change	—	—	7,731

Net income from continuing operations	812,728	813,812	578,811
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Increase in accrued investment income	(42,299)	(38,637)	(33,281)
Increase in deferred acquisition costs	(40,768)	(17,506)	(24,523)
Increase in prepaid reinsurance premiums	(4,613)	(4,033)	(2,578)
Increase in deferred premium revenue	143,544	296,668	179,459
Increase in loss and loss adjustment expense reserves	35,136	70,154	40,334
Decrease (increase) in reinsurance recoverable on unpaid losses	27,351	(17,257)	(8,738)
Depreciation	13,904	11,483	14,047
Amortization of bond discount, net	49,426	4,018	14,377
Net realized gains on sale of investments	(72,914)	(80,668)	(15,424)
Current income tax benefit	(33,779)	(2,397)	(4,998)
Deferred income tax provision (benefit)	99,162	38,695	(4,115)
Net (gains) losses on derivative instruments and foreign exchange	(1,602)	(99,665)	81,877
Stock option compensation	16,701	26,428	23,853
Other, net	(99,502)	15,919	39,039

Total adjustments to net income	89,747	203,202	299,329

Net cash provided by operating activities of continuing operations	902,475	1,017,014	878,140

Cash flows from investing activities of continuing operations:
Purchase of fixed-maturity securities, net of payable for investments purchased	(9,615,341)	(13,468,408)	(12,356,410)
Sale of fixed-maturity securities, net of receivable for investments sold	8,037,792	11,235,246	11,527,680
Redemption of fixed-maturity securities, net of receivable for investments redeemed	877,070	1,597,511	529,065
Sale (purchase) of short-term investments	4,544	(104,638)	(377,191)
Sale (purchase) of other investments	74,419	(53,523)	(44,402)
Purchases for investment agreement and medium-term note portfolios, net of payable
for investments purchased	(15,752,028)	(12,719,373)	(7,193,183)
Sales for investment agreement and medium-term note portfolios, net of receivable for investments sold	12,649,571	11,155,499	6,010,956
Acquisition of conduits	—	1,134	—
Purchase of held-to-maturity investments	(1,442,684)	(1,465,209)	—
Redemptions of held-to-maturity investments	2,840,711	—	—
Capital expenditures	(8,740)	(11,089)	(15,401)
Disposals of capital assets	2,255	1,016	206

Net cash used by investing activities of continuing operations	(2,332,431)	(3,831,834)	(1,918,680)

Cash flows from financing activities of continuing operations:
Net proceeds from issuance of long-term debt	348,553	—	291,300
Net proceeds from issuance of short-term debt	1,408	57,337	—
Net proceeds from issuance of medium-term notes	3,186,567	1,503,001	—
Net repayment for retirement of long-term debt	(50,000)	—	(100,000)
Net repayment for retirement of short-term debt	—	—	(47,751)
Net repayment for retirement of commercial paper	(39,329)	—	—
Net repayment for retirement of medium-term notes	(3,315,061)	—	—
Other borrowings	(2,027)	15,693	(12,553)
Proceeds from issuance of investment agreement and medium-term notes	6,007,451	5,702,091	4,496,515
Payments for drawdowns of investment agreement and medium-term notes	(4,278,787)	(4,094,385)	(3,320,699)
Securities sold under agreements to repurchase, net	141,221	(33,678)	(15,935)
Dividends paid	(132,072)	(110,999)	(97,154)
Capital issuance costs	(2,353)	(4,056)	(2,774)
Purchase of treasury stock	(375,030)	(82,404)	(208,945)
Exercise of stock options	63,390	25,806	19,096

Net cash provided by financing activities of continuing operations	1,553,931	2,978,406	1,001,100

Discontinued operations:
Net cash provided (used) by discontinued operations	14,717	(4,396)	(7,066)

Net increase (decrease) in cash and cash equivalents	138,692	159,190	(46,506)
Cash and cash equivalents - beginning of year	227,544	68,354	115,040

Cash and cash equivalents - end of year	$366,236	$227,544	$68,534

Supplemental cash flow disclosures:
Income taxes paid	$273,058	$293,695	$211,001
Interest paid:
Investment agreements	$259,494	$245,632	$289,370
Commercial paper	33,677	7,445	—
Medium-term notes	128,579	56,090	979
Variable interest entity floating rate notes	9,287	1,369	—
Securities sold under agreements to repurchase	11,783	15,597	24,235
Other borrowings	668	2,621	4,375
Long-term debt	70,970	70,024	63,806
Non cash items:
Stock compensation	16,701	26,428	23,853
Dividends declared but not paid	33,489	28,824	24,612

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

MBIA Assurance writes financial guarantee insurance in the international market, and pursuant to a reinsurance agreement with MBIA Corp., a substantial amount of the risks insured by MBIA Assurance are reinsured by MBIA Corp. In addition, the Company manages books of business through two other subsidiaries wholly owned by MBIA Corp., MBIA Insurance Corp. of Illinois (MBIA Illinois), acquired in December 1989, and Capital Markets Assurance Corporation (CMAC), acquired in February 1998 when the Company merged with CapMAC Holdings, Inc. (CapMAC). The net book of business of these two subsidiaries is 100% reinsured by MBIA Corp. In 2004, MBIA UK Insurance Limited (MBIA UK), a wholly owned subsidiary of MBIA Corp. incorporated in the United Kingdom, was established to write financial guarantee insurance in the international markets. Pursuant to a reinsurance agreement between MBIA UK and MBIA Corp., a substantial amount of the risks insured by MBIA UK will be reinsured by MBIA Corp. As of December 2004, MBIA UK had not commenced writing business.

The Company also provides investment services through several of its subsidiaries, which are wholly owned by MBIA Asset Management LLC (MBIA-AML). MBIA-AML, formed in 1998 and converted to a limited liability corporation in December 2000, is a wholly owned subsidiary of MBIA Inc. MBIA Municipal Investors Service Corporation (MBIA-MISC) operates cooperative cash management programs for school districts and municipalities. In May 2000, MBIA-MISC merged with another subsidiary, American Money Management Associates, Inc. (AMMA), which provides investment and treasury management consulting services to municipal and quasi-public sector clients. MBIA Investment Management Corp. (IMC) provides customized investment agreements for bond proceeds and other public funds, as well as for funds that are invested as part of asset-backed or structured product issuances. MBIA Capital Management Corp. (CMC) provides fixed-income investment management services for the Company, its affiliates and third-party institutional clients. 1838 Investment Advisors, LLC (1838), a full service equity-focused asset management firm wholly owned by MBIA-AML, was sold in May 2004. The sale of 1838 resulted from the Company’s decision to exit the equity advisory market and focus on fixed-income asset management.

The Company also provides municipal services through its municipal services operations’ subsidiaries, which are wholly owned by MBIA MuniServices Company (MBIA MuniServices) which was formed in 1996. Municipal Resources Consultants (MRC) is a revenue audit and information services firm and also provides tax compliance services to state and local governments. Municipal Tax Collection Bureau Inc. (MTB) provides tax compliance services to state and local governments. MTB’s activities have been transferred to MBIA MuniServices and MRC and, as of December 31, 2004, only one service contract remained in MTB. Capital Asset Holdings, Inc. and subsidiaries (Capital Asset) service and manage delinquent municipal tax liens.

TRS Funding Corporation (TRS) was formed in September 1997 to provide clients with structured financing solutions involving the use of total return swaps and credit derivatives. While MBIA does not have a direct ownership interest in TRS, it is consolidated in the financial statements of the Company on the basis that TRS is controlled by MBIA and substantially all risks and rewards are borne by MBIA. In October 2002, all remaining investments and debt obligations of TRS matured. As of December 31, 2004, TRS had two derivative contracts outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

MBIA Asset Finance, LLC (Asset Finance) was formed as a wholly owned subsidiary of the Company in April 2002 to serve as a holding company for the purpose of consolidating MBIA-owned special purpose vehicles (SPVs). As of September 2003, it became a wholly owned subsidiary of MBIA-AML. Assurance Funding Limited (Assurance Funding) was formed in September 2002 and is 99% owned by Asset Finance and 1% owned by MBIA Assurance. Assurance Funding was created as a SPV to provide structured funding and credit enhancement services to global structured finance clients. Assurance Funding was inactive as of December 31, 2004.

MBIA Global Funding, LLC (GFL) was formed as a wholly owned subsidiary of the Company in May 2002. GFL issues medium-term notes for the purpose of funding financial assets within the Company’s asset management business.

Euro Asset Acquisition Limited (EAAL) was formed in 2003 as a wholly owned subsidiary of the Company and as an extension of its asset management business. EAAL primarily purchases foreign assets as permitted under the Company’s investment guidelines.

MBIA UK Asset Management Limited (AM-UK) was formed in November 2004 to provide investment management services to foreign branches of the Company, its affiliates and third-party clients and is included in the fixed-income advisory services segment. AM-UK is a United Kingdom Financial Services Authority (FSA)–regulated investment adviser.

In May 2003, the Company sponsored the formation of Toll Road Funding, Plc. (TRF), a public company limited by shares and incorporated in Ireland under the Irish Companies Act. TRF was established to acquire a loan participation related to the financing of an Italian toll road. TRF is a variable interest entity (VIE), of which MBIA is the primary beneficiary. Therefore, while MBIA does not have a direct ownership interest in TRF, it is consolidated in the financial statements of the Company in accordance with Financial Accounting Standards Board (FASB) Interpretation Number (FIN) 46 “Consolidation of Variable Interest Entities,” subsequently revised as FIN 46(R). In June 2004, the loan in which TRF participated was repaid in full. At that time, TRF repaid all of its outstanding debt obligations.

In September 2003, MBIA purchased the equity and acquired all controlling interests of Triple-A One Funding Corporation (Triple-A), Meridian Funding Company, LLC (Meridian) and Polaris Funding Company, LLC (Polaris) (collectively the Conduits) through Asset Finance. The Conduits fall within the scope of FIN 46(R) and are consolidated by the Company under its requirements. See Note 6 for additional disclosures related to the consolidation of the Conduits.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

MBIA has also consolidated a third-party VIE under the provisions of FIN 46(R). Consolidation of this VIE resulted from MBIA’s guarantee of the assets of the entity through a financial guarantee policy. See Note 6 for additional disclosures related to the consolidation of VIEs.

NOTE 2: RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its previously issued consolidated financial statements for 1998 and subsequent years to correct the accounting treatment for two reinsurance agreements entered into in 1998 with Converium Reinsurance (North America) Inc., (formerly known as Zurich Reinsurance (North America), Inc.) (Converium). The restatement adjustments resulted in a cumulative net reduction in shareholders’ equity of $59.2 million as of December 31, 2001 and an increase to previously reported net income of $22 thousand for the year ended December 31, 2002. For the year ended December 31, 2003, the restatement adjustments resulted in an increase to previously reported net income of $2.3 million.

In 1998, the Company incurred a $170 million loss related to $265 million of MBIA insured bonds issued by Allegheny Health, Education and Research Foundation (AHERF). At that time, the Company entered into an excess of loss reinsurance agreement with Converium, which reimbursed the Company $70 million. This $70 million reimbursement was recorded as an offset to the $170 million AHERF related loss. At the same time that the Company arranged the excess of loss reinsurance agreement, it entered into a separate quota share reinsurance agreement with Converium that obligated the Company to cede $102 million of premiums to Converium over a six-year period ending October 1, 2004.

In October 2004, the Company’s management recommended that the Audit Committee of the Company’s Board of Directors undertake an investigation of the reinsurance agreements related to AHERF, including whether an oral agreement existed between the Company and AXA Re Finance S.A. (ARF) that the Company would assume the risk from ARF that MBIA ceded to Converium and Converium retroceded to ARF. The Audit Committee retained outside counsel and initiated an investigation in October 2004. The outside counsel’s investigation has been substantially completed. While the investigation has not conclusively determined whether an oral agreement in fact existed, the Company has been advised, however, that it appears likely that such an agreement or understanding was made in 1998. Based on this information, the Company could no longer be certain that for financial reporting purposes, insurance risk was transferred to Converium with respect to the excess of loss and quota share reinsurance agreements. Therefore, the Company has corrected its accounting for these agreements by recording the $70 million received from Converium under the excess of loss agreement as a deposit and recorded subsequent premium cessions to Converium under the quota share agreement as a repayment of the deposit with imputed interest.

The following table presents the effects of the restatement on the consolidated financial statements of the Company for the years ended December 31, 2003 and 2002.

In thousands except per share information	As of and For the Year Ended December 31, 2003		As of and For the Year Ended December 31, 2002
	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statement of Income Data:
Net premiums written	$1,033,072	$1,050,000	$753,405	$770,333
Increase in deferred premium revenue	(300,075)	(310,129)	(164,896)	(176,880)
Premiums earned	732,997	739,871	588,509	593,453
Insurance revenues	1,378,619	1,385,493	1,006,982	1,011,926
Losses and loss adjustment expenses	72,888	73,555	61,688	62,223
Operating expenses	108,130	110,751	87,401	91,776
Insurance income	1,139,694	1,143,280	810,224	810,258
Income from continuing operations before income taxes	1,145,296	1,148,882	779,739	779,773
Provision for income taxes	333,815	335,070	200,950	200,962
Income from continuing operations	811,481	813,812	578,789	578,811
Net income	$813,585	$815,916	$579,087	$579,109

Basic EPS:
Income from continuing operations	$5.66	$5.67	$3.95	$3.95
Net income	$5.67	$5.69	$3.95	$3.95
Diluted EPS:
Income from continuing operations	$5.60	$5.61	$3.92	$3.92
Net income	$5.61	$5.63	$3.92	$3.92

Consolidated Balance Sheet Data:
Prepaid reinsurance premiums	$535,728	$466,762	$521,641	$462,729
Total assets	30,393,219	30,324,253	18,894,334	18,835,422
Loss and loss adjustment expense reserves	684,995	691,481	615,508	621,327
Current income taxes	14,554	9,627	17,648	12,024
Deferred income taxes, net	552,740	527,050	471,534	445,286
Other liabilities	422,257	434,307	345,031	371,712
Total liabilities	24,134,204	24,122,100	13,400,983	13,401,264
Retained earnings	4,593,486	4,536,624	3,895,112	3,835,919
Shareholders’ equity	$6,259,015	$6,202,153	$5,493,351	$5,434,158

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Information presented in the Notes to Consolidated Financial Statements gives effect to the restatement unless otherwise indicated.

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates are revised and reflected in operating results. Actual results could differ from those estimates. The Company’s significant accounting policies are as follows:

CONSOLIDATION The consolidated financial statements include the accounts of the Company, its subsidiaries and entities under its control for which the Company retains substantially all the risks and rewards. This includes VIEs consolidated under the requirements of FIN 46(R). All significant intercompany balances have been eliminated. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the reclassification of Conduit and VIE assets and liabilities, which had no effect on net income, total assets, total liabilities or shareholders’ equity as previously reported. Additionally, this includes the reclassification of salvage and subrogation from “Loss and loss adjustment expense reserves” to “Other assets,” which resulted in an increase in total assets and total liabilities as of December 31, 2004 and 2003 of $154 million and $125 million, respectively.

INVESTMENTS The Company classifies its fixed-maturity investments as either available-for-sale or held-to-maturity, as defined by Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale investments are reported in the financial statements at fair value, with unrealized gains and losses, net of deferred taxes, reflected in accumulated other comprehensive income in shareholders’ equity. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities. For pre-refunded bonds, the remaining term is determined based on the contractual refunding date. Investment income is recorded as earned. Realized gains or losses on the sale of investments are determined by specific identification and are included as a separate component of revenues.

Held-to-maturity investments consist mainly of debt securities, loans, lease receivables, trade receivables and floating rate notes. These investments are reported in the financial statements at amortized cost. Discounts and premiums are amortized using the straight-line method over the remaining term of the securities. Using an effective yield method would not have produced materially different results. Investment income is recorded as earned.

Short-term investments are carried at amortized cost, which approximates fair value, and include all fixed-maturity securities with a remaining effective term to maturity of less than one year.

Other investments include the Company’s interest in equity-oriented and equity method investments. The Company records its share of the unrealized gains and losses on equity-oriented investments, net of applicable deferred income taxes, in accumulated other comprehensive income in shareholders’ equity. The carrying amounts of equity method investments are initially recorded at cost and adjusted to recognize the Company’s share of the profits or losses, net of any intercompany gains and losses, of the investee through earnings subsequent to the purchase date of the investment. Dividends are applied as a reduction of the carrying amount of the investment.

MBIA regularly monitors its investments in which fair value is less than amortized cost in order to assess whether such a decline in value is other-than-temporary and, therefore, should be reflected as a realized loss in net income. Such an assessment requires the Company to determine the cause of the decline and whether the Company possesses both the ability and intent to hold the investment to maturity or until the value recovers to an amount at least equal to amortized cost. This assessment requires management to exercise judgment as to whether an investment is impaired based on market conditions and trends and the availability of relevant data.

CASH AND CASH EQUIVALENTS Cash and cash equivalents include cash on hand and demand deposits with banks with original maturities of less than 90 days.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

POLICY ACQUISITION COSTS Policy acquisition costs include those expenses that relate primarily to, and vary with, premium production. The Company periodically conducts a study to determine which operating costs vary with, and primarily relate to, the acquisition of new insurance business and qualify for deferral. For business produced directly by MBIA Corp. and its subsidiaries, such costs include compensation of employees involved in underwriting and policy issuance functions, certain rating agency fees, state premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. Policy acquisition costs are deferred and amortized over the period in which the related premiums are earned.

MBIA will recognize a premium deficiency if the sum of expected loss and loss adjustment expenses, maintenance costs and unamortized policy acquisition costs exceed the related unearned premiums. If MBIA was to have a premium deficiency that is greater than unamortized acquisition costs, the unamortized acquisition costs would be reduced by a charge to expense, and a liability (if necessary) would be established for any remaining deficiency. As of December 31, 2004, there have been no premium deficiencies. Although GAAP permits the inclusion of anticipated investment income when determining a premium deficiency, it is currently not being included in the Company’s evaluation.

GOODWILL Goodwill represents the excess of the cost of acquiring business enterprises over the fair value of the net assets acquired. Effective January 1, 2002 the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually. See Note 5 for an explanation of the impact of adoption of this Statement on the Company’s financial statements.

PROPERTY AND EQUIPMENT Property and equipment consists of land, buildings, furniture and fixtures, computer equipment and software and leasehold improvements. All property and equipment is recorded at cost and, except for land, is depreciated over the appropriate useful life of the asset using the straight-line method. Maintenance and repairs are charged to current earnings as incurred. The useful lives of each class of assets are as follows:

Buildings and site improvements	15-31 years
Leasehold improvements	6-10 years
Furniture and fixtures	8 years
Computer equipment and software	3-5 years

DERIVATIVES The FASB issued, then subsequently amended, SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which was effective for the Company on January 1, 2001. Under SFAS 133, as amended, all derivative instruments are recognized on the balance sheet at their fair value, and changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges. If the derivatives qualify as hedges, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings. If circumstances or events arise that require the termination and settlement of a derivative contract prior to maturity, any unrealized gain or loss will be recognized immediately in earnings. If the underlying hedged item ceases to exist, all changes in the fair value of the derivative are recognized in earnings each period until the derivative matures or terminates.

The nature of the Company’s business activities requires the management of various financial and market risks, including those related to changes in interest rates and foreign currency exchange rates. The Company uses derivative instruments to mitigate or eliminate certain of those risks. See Note 7 for a further discussion of the Company’s use of derivatives and their impact on the Company’s financial statements.

LOSSES AND LOSS ADJUSTMENT EXPENSES The financial guarantees issued by MBIA Corp. insure scheduled payments of principal and interest due on various types of financial obligations against a payment default on such payments by the issuers of the obligations. Loss and loss adjustment expense (LAE) reserves are established by the Company’s Loss Reserve Committee, which is comprised of members of senior management, and require the use of judgment and estimates with respect to the occurrence and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

amount of a loss on an insured obligation. As discussed below, the accounting for non-derivative financial guarantee loss reserves is possibly subject to change.

The Company establishes two types of loss and LAE reserves for non-derivative financial guarantees; an unallocated loss reserve and case basis reserves. The unallocated loss reserve is established on an undiscounted basis with respect to the Company’s entire insured portfolio. The Company’s unallocated loss reserve represents its estimate of losses that have or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. The unallocated loss reserve is increased on a quarterly basis using a formula that applies a “loss factor” to the Company’s scheduled net earned premium for the respective quarter, both of which are defined and set forth below. This increase in the unallocated reserve is the Company’s provision for loss and loss adjustment expenses as reported on the Company’s income statement. Scheduled net earned premium represents quarterly premium earnings, net of reinsurance, from all policies in force less the portion of quarterly premium earnings that have been accelerated as a result of the refunding or defeasance of insured obligations. Total earned premium as reported on the Company’s income statement includes both scheduled net earned premium and premium earnings that have been accelerated, net of reinsurance. Once a policy is originated, the amount of scheduled net earned premium recorded in earnings will be included in the Company’s calculation of its unallocated loss reserve. When an insured obligation is refunded, defeased or matures, the Company does not reverse the unallocated loss reserve previously generated from the scheduled net earned premium on such obligation as the Company’s unallocated loss reserve is not specific to any individual obligation.

Each quarter, the Company calculates its provision for the unallocated loss reserve as 12% of scheduled net earned premium. This amount is recorded as “Losses and loss adjustment expense” on the income statement. Annually, the Loss Reserve Committee evaluates the appropriateness of the 12% loss factor. In performing this evaluation, the Loss Reserve Committee considers the composition of the Company’s insured portfolio by municipal sector, structured asset class, remaining maturity and credit quality, along with the latest industry data, including historical default and recovery experience for the relevant sectors of the fixed-income market in order to determine if a trend is developing that indicates the 12% loss factor should be increased or decreased. The Loss Reserve Committee reviews the results of its annual evaluation for a three or four year period to determine whether any long-term trends are developing. As of December 31, 2004, the Company does not believe any trend is developing that would cause a change to the 12% loss factor. However, if a catastrophic or very unusual loss occurred, the Loss Reserve Committee would consider taking an immediate charge through “Losses and loss adjustment expenses” and possibly also increasing the loss factor in order to maintain an adequate level of loss reserves. During the years ended December 31, 2004, 2003 and 2002, the Company calculated its provision for the unallocated loss reserve as 12% of scheduled net earned premium.

When a case basis reserve is established, MBIA reclassifies the estimated amount from its unallocated loss reserve in an amount equal to the specific case basis loss reserve. Therefore, the amount of available unallocated loss reserve at the end of each period is reduced by the actual case basis reserves established in the same period. Such reclassification has no effect on the Company’s income statement as the unallocated loss reserve and specific case basis reserves, gross of recoveries from reinsurers, are reported as liabilities within “Loss and loss adjustment expense reserves” on the Company’s balance sheet. In the unlikely event that case basis reserves develop at a significantly faster or slower rate than anticipated by applying the loss factor to net scheduled earned premium, the Company will perform a qualitative evaluation with respect to the adequacy of the remaining unallocated loss reserve. In performing this evaluation, the Company considers the anticipated amounts of future transfers to existing case basis reserves, as well as the likeliness those policies for which case basis reserves have not been established will require case basis reserves at a faster or slower rate than initially expected.

If, after establishing case basis reserves for the period, the Company determines that the remaining unallocated loss reserve is not sufficient to cover its estimate of losses not yet specifically identified in its insured portfolio, additional unallocated loss reserves will be accrued at such time which, as a result, will reduce the Company’s earnings for the period. Conversely, if the Company determines that the remaining unallocated loss reserve is in excess of the amount needed to cover its estimate of unidentified losses, the Company will reverse the excess at such time which, as a result, will increase the Company’s earnings for the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The Company has not made any such adjustment to its unallocated loss reserve during the periods presented in the Company’s financial statements.

MBIA establishes new case basis reserves with respect to a specific insurance policy when the Loss Reserve Committee determines that (i) a claim has been made or is probable in the future with respect to such policy based on specific credit events that have occurred and (ii) the amount of the ultimate loss that MBIA will incur under such policy can be reasonably estimated. The amount of the case basis reserve with respect to any policy is based on the net present value of the expected ultimate losses and loss adjustment expense payments that the Company expects to pay with respect to such policy, net of expected recoveries under salvage and subrogation rights. For years ending after December 31, 2002, the amount of the expected loss, net of expected recoveries, is discounted based on a discount rate equal to the actual yield of the fixed-income portfolio held by the Company’s insurance subsidiaries at the end of the preceding fiscal quarter. The Company believes this yield is an appropriate rate of return for present valuing its reserves as it reflects the rate of return on the assets supporting future claim payments by the Company. Prior to 2003, the Company used a flat discount rate. The discount rate used at December 31, 2004, 2003 and 2002 was 4.8%, 4.7% and 9.0%, respectively. When a case basis reserve is established for an insured obligation, the Company continues to record premium revenue until it believes that premiums will no longer be collected on that obligation.

Case basis reserves are established in the same manner for policies with respect to which an insured event (i.e., a payment default on the insured obligation) has already occurred and also for those policies where the Company expects that an insured event will occur in the future based upon credit deterioration which has already occurred and has been identified. This reserving methodology is different from case basis reserves that are established by traditional property casualty insurance companies, which determine case basis reserves only upon the occurrence of an insured event when reported. The Company does not establish case basis reserves for all payments due under an insured obligation but rather only those that the Company believes the issuer of the insured obligation will be unable to make. Case basis reserves cover the amount of principal and interest owed that the Company expects to pay on its insured obligations and the costs of settlement and other loss mitigation expenses, net of expected recoveries. Expected recoveries reduce the amount of case basis reserves established by the Company. When MBIA becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset. Such amounts are included in the Company’s balance sheet within “Other Assets.”

A number of variables are taken into account in establishing specific case basis reserves for individual policies. These variables include the creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligation, the projected cash flow or market value of any assets that support the insured obligation and the historical and projected loss rates on such assets. Factors that may affect the actual ultimate realized losses for any policy include the state of the economy, changes in interest rates, rates of inflation and the salvage values of specific collateral. The methodology for determining when a case basis reserve is established may differ from other financial guarantee insurance companies, as well as from other property and casualty insurance enterprises.

Management believes that the Company’s reserves are adequate to cover the ultimate net cost of claims. However, because the reserves are based on management’s judgment and estimates, there can be no assurance that the ultimate liability will not exceed such estimates. See Note 23 for additional information regarding the Company’s loss and LAE reserves.

The Company’s loss reserving policy, described above, is based on guidance provided in SFAS 60, “Accounting and Reporting by Insurance Enterprises,” SFAS 5, “Accounting for Contingencies” and analogies to Emerging Issues Task Force (EITF) 85-20, “Recognition of Fees for Guaranteeing a Loan.” SFAS 60 requires that, for short-duration contracts, a liability for unpaid claim costs relating to insurance contracts, including estimates of costs relating to incurred but not reported claims, be accrued when insured events occur. Additionally, SFAS 5, requires that a loss be recognized where it is probable that one or more future events will occur confirming that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

Although SFAS 60 provides guidance to insurance enterprises, the Company does not believe SFAS 60 comprehensively addresses the unique attributes of financial guarantee insurance contracts, as the standard was developed prior to the maturity of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

financial guarantee industry. SFAS 60 provides guidance with respect to insurance contracts that are either short-duration or long-duration in nature. Financial guarantee contracts typically have attributes of both and, therefore, are difficult to classify as either. For instance, financial guarantee contracts are reported for regulatory purposes as property and liability insurance, normally considered short-duration, but have elements of long-duration contracts in that they are irrevocable and extend over a period that may be in excess of 30 years.

The Company believes its loss reserving policy reflects the requirements of applicable accounting literature, as well as the fact that financial guarantee losses occur over time as a result of credit deterioration, operational difficulties of the insured obligor or fraud, which may not be specifically detected when they occur but which can be generally estimated across a portfolio of insured obligations based on the credit quality and nature of the portfolio and historical default data. The Company does, however, recognize premium revenue and policy acquisition costs in a manner consistent with the guidance provided in SFAS 60 for short-duration contracts. If the Company and the rest of the financial guarantee industry were required to classify its insurance contracts as either short-duration or long-duration or if new specific guidance for financial guarantee insurance emerges, different methods of accounting could apply with respect to loss reserving and liability recognition, and possibly extend to premium revenue and policy acquisition cost recognition. Additionally, there are differences in the methodology and measurement of loss reserves followed by other financial guarantee companies.

As a result of discussions in January and February 2005 between the Securities and Exchange Commission (SEC) staff and several financial guarantee industry participants, including MBIA, the Company understands that the FASB staff is considering whether additional guidance with respect to accounting for financial guarantee insurance should be provided. The Company cannot currently assess how the FASB’s and SEC staff’s ultimate resolution of this issue will impact its loss reserving policy or the effect it might have on recognizing premium revenue and policy acquisition costs. Until the issue is resolved, the Company intends to continue to apply its existing policy with respect to the establishment of both case basis and unallocated loss reserves.

INVESTMENT AGREEMENTS, MEDIUM-TERM NOTES AND COMMERCIAL PAPER Investment agreements, medium-term notes and commercial paper are recorded on the balance sheet at the time such agreements are executed. The liabilities for investment agreements and medium-term notes are carried at their face value plus accrued interest, whereas the related assets are recorded at fair value as available-for-sale securities. Interest expense is accrued at the contractual interest rate, adjusted for any premiums or discounts. Commercial paper is carried at amortized cost. Discounts are amortized on a straight-line basis, which approximates a constant yield to maturity.

SECURITIES BORROWED OR PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES LOANED OR SOLD UNDER AGREEMENTS TO REPURCHASE Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are accounted for as collateralized transactions and are recorded at contract value plus accrued interest, subject to the provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” It is the Company’s policy to take possession of securities borrowed or purchased under agreements to resell. Securities borrowed or loaned are primarily entered into to obtain securities that are repledged as part of MBIA’s collateralized investment and repurchase agreement activity and are only transacted with high quality dealer firms. In addition, securities sold under agreements to repurchase provide liquidity to the Company’s investment agreement and medium-term note programs.

PREMIUM REVENUE RECOGNITION Upfront premiums are earned in proportion to the expiration of the related risk. Therefore, for transactions in which the premium is received upfront, premium earnings are greater in the earlier periods when there is a higher amount of exposure outstanding. The upfront premiums are apportioned to individual sinking fund payments of a bond issue according to an amortization schedule. After the premiums are allocated to each scheduled sinking fund payment, they are earned on a straight-line basis over the period of that sinking fund payment. Accordingly, deferred premium revenue represents the portion of premiums written that is applicable to the unexpired risk of insured bonds and notes. When an MBIA-insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time since there is no longer risk to the Company. Installment premiums are earned over each installment period, generally one year or less.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Premiums ceded to reinsurers reduce the amount of earned premium the Company will recognize from its insurance policies. For both upfront and installment policies, ceded premium expense is recognized in earnings in proportion to and at the same time the related premium revenue is recognized. Ceding commission income is recognized in earnings at the time the related premium is recognized.

ADVISORY FEE REVENUE RECOGNITION The Company collects advisory fees in connection with certain transactions. Depending upon the type of fee received and whether it is related to an insurance policy, the fee is either earned when it is due or deferred and earned over the life of the related transaction. Work, waiver and consent, termination, administrative and management fees are earned when the related services are completed. Structuring fees are earned on a straight-line basis over the life of the related insurance policy and commitment fees are earned on a straight-line basis over the commitment period.

EMPLOYEE STOCK COMPENSATION Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Under the modified prospective transition method selected by the Company under the provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” compensation costs related to stock options is reflected in the Company’s net income for the periods ended December 31, 2004, 2003 and 2002. See Notes 4 and 25 for further discussion regarding the methodology utilized in recognizing employee stock compensation expense.

INVESTMENT MANAGEMENT SERVICES OPERATIONS Investment management services (IMS) results are comprised of net investment income, fee income, expenses and gains and losses related to the Company’s investment agreement, medium-term note and conduit programs and asset management advisory and administrative services. Fees related to asset management services are recognized in earnings as such services are performed.

MUNICIPAL SERVICES OPERATIONS Municipal services results are comprised of the net investment income, operating revenues, expenses and gains and losses of MBIA MuniServices, MTB, MRC and Capital Asset. Operating revenues primarily consist of fees, which are recognized in earnings as the related services are performed.

CORPORATE Corporate results consist of net investment income, interest expense on MBIA Inc. debt and general corporate expenses.

GAINS AND LOSSES Net realized gains and losses are primarily generated as a result of sales of investments as part of the ongoing active total return management of the investment portfolio. Net gains and losses on derivative instruments and foreign exchange are the result of fair valuing the Company’s derivative instruments and gains and losses resulting from transactions denominated in foreign currencies.

FOREIGN CURRENCY TRANSLATION Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates. Operating results are translated at average rates of exchange prevailing during the year. Unrealized gains or losses, net of deferred taxes, resulting from translation are included in accumulated other comprehensive income in shareholders’ equity. Gains and losses resulting from transactions in foreign currencies are recorded in current net income.

INCOME TAXES Deferred income taxes are provided with respect to the temporary differences between the tax bases of assets and liabilities and the reported amounts in the financial statements that will result in deductible or taxable amounts in future years when the reported amount of the asset or liability is recovered or settled. Such temporary differences relate principally to premium revenue recognition, deferred acquisition costs, unrealized appreciation or depreciation of investments and derivatives and MBIA Corp.’s statutory contingency reserve.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the Company to expense the fair value of employee stock options and other forms of stock-based compensation. In addition, SFAS 123(R) classifies share-based payment awards as either liability awards, which are remeasured at fair value at each balance sheet date, or equity awards, which are measured at fair value on the grant date and not subsequently remeasured. Generally, awards with cash-based settlement, repurchase features or that are settled at a fixed dollar amount are classified as liability awards, and changes in fair value will be reported in earnings. Awards with net-settlement features or that permit a cashless exercise with third-party brokers are classified as equity awards and changes in fair value are not reported in earnings. The requirements are effective as of July 1, 2005. The Company’s long-term incentive plans include features which would result in both liability and equity awards. The Company adopted the fair value provisions of SFAS 123 effective January 1, 2002 and does not believe that the adoption of SFAS 123(R) for equity awards will have a material effect on the Company’s financial position or results of operations. For liability awards, the Company currently remeasures these awards and does not believe that the adoption of SFAS 123(R) will have a material effect on the Company’s financial position or results of operations.

In September 2004, the Emerging Issues Task Force (EITF) issued Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1,” “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which delayed the guidance in paragraphs 10-20 of EITF 03-1. The disclosure requirements required by EITF 03-1 issued in December 2003 remain in effect. EITF 03-1 requires the Company to disclose certain information about unrealized losses on its investment portfolio that have not been recognized as other-than-temporary impairments. The requirements were effective for fiscal years ending after December 15, 2003, and required the Company to make disclosures in its financial statements about investments in debt or marketable equity securities with market values below carrying values. See Note 12 for disclosures required by EITF 03-1.

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

In January 2003, the FASB issued FIN 46, which was revised in December 2003 as FIN 46(R), as an interpretation of Accounting Research Bulletin No. (ARB) 51, “Consolidated Financial Statements.” FIN 46(R) addresses consolidation of VIEs by business enterprises. An entity is considered a VIE subject to consolidation if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or if the equity investors lack one of three characteristics of a controlling financial interest. First, the equity investors lack the ability to make decisions about the entity’s activities through voting rights or similar rights. Second, they do not bear the obligation to absorb the expected losses of the entity if they occur. Lastly, they do not claim the right to receive expected returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. MBIA determined that FIN 46(R) applies to entities that it sponsors and, in certain cases, unaffiliated entities that it guarantees. See Note 6 for a further discussion on the impact of adoption of SFAS 148 on the Company’s financial statements.

On December 31, 2002, the FASB issued SFAS 148, which was effective for companies with fiscal years ending after December 15, 2002 and was adopted by the Company as of January 1, 2002. This statement amended SFAS 123. SFAS 148 provides three alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based compensation. The Prospective Method, originally required under SFAS 123, requires that expense be recognized in the year of adoption only for grants made in that year. In subsequent years, expense is recognized for the current year’s grant and for grants made in the years since adoption. Years prior to adoption are not restated. The Modified Prospective Method requires that stock options be expensed as if SFAS 123 had been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

adopted as of January 1, 1995. Thus, the fair value of any options vesting in the current year that were granted subsequent to January 1, 1995 will be included in expense. However, restatement of prior years is not required. The Retroactive Restatement Method is identical to the Modified Prospective Method in that the fair value of all options vesting in the current year for grants made after January 1, 1995 are included in expense. However, this method also requires that all periods presented in the financial statements be restated to reflect stock option expense. Restatement of periods prior to those presented is permitted but not required.

SFAS 148 also required additional disclosure in the “Summary of Significant Accounting Policies” footnote of both annual and interim financial statements. MBIA chose to report its stock option expense under the Modified Prospective Method. See Note 25 for further information about the effect of adoption on the Company’s financial statements.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 outlines certain accounting guidelines, effective for fiscal years beginning after December 15, 2002, from which the Company’s insurance transactions and derivative contracts are excluded. In addition, FIN 45 expands the disclosures required by a guarantor in its interim and annual financial statements regarding obligations under certain guarantees. These disclosure requirements were effective for the year ended December 31, 2002. See Note 21 for additional disclosures. The Company’s financial position and results of operations did not change as a result of the adoption of FIN 45.

NOTE 5: GOODWILL

Effective January 1, 2002, the Company adopted SFAS 141, “Business Combinations” and SFAS 142. SFAS 141, which supersedes APB 16, “Business Combinations,” requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and provides specific criteria for initial recognition of intangible assets apart from goodwill. SFAS 142, which supersedes APB 17, “Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead tested for impairment at least annually. The standard includes a two-step process aimed at determining the amount, if any, by which the carrying value of a reporting unit exceeds its fair value. Other intangible assets with definitive lives are amortized over their useful lives.

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

Total goodwill for the segments within the investment management services operations was $13.1 million as of January 1, 2002. In performing step one of the impairment testing, the fair values of the reporting segments were determined using a multiple of earnings before income tax, depreciation and amortization (EBITDA), as this is a common measure of fair value in the investment management industry. The multiple was determined based on a review of current industry valuation practices. As of January 1, 2002, the fair value of the investment management services’ reporting segments significantly exceeded their carrying value, indicating that goodwill was not impaired.

The municipal services segment had goodwill of $7.7 million as of January 1, 2002. The fair value of the reporting segment was based on net assets. In comparing fair value to carrying value, it was determined that goodwill was potentially impaired. In performing step two of the impairment testing, the implied fair value of goodwill was calculated by subtracting the fair value of the net assets from the fair value of the reporting segment. In comparing the implied fair value of goodwill to the carrying amount of goodwill, it was determined that the entire amount was impaired and was therefore written off as of January 1, 2002 and reported as a cumulative effect of accounting change. The per share effect of the cumulative effect of accounting change was to reduce 2002’s net income per share by five cents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The Company performed its annual impairment testing of goodwill as of January 1, 2004 and January 1, 2005. The fair values of the insurance reporting segment and the investment management services’ reporting segments were determined using the same valuation methods applied during the transition testing. On both dates, the fair values of the reporting segments exceeded their carrying values indicating that goodwill was not impaired. As a result of the sale of the assets of 1838, goodwill within the investment management services operations declined by $10.6 million during 2004. As a discontinued operation, 1838’s goodwill was recorded in “Other assets” on the Company’s balance sheet as of December 31, 2003. Currently, $2.5 million of goodwill remains in investment management services operations.

NOTE 6: VARIABLE INTEREST ENTITIES

The Company provides structured funding and credit enhancement services to global finance clients through the use of certain MBIA-administered, bankruptcy-remote special purpose vehicles (SPVs) and through third-party SPVs. The purpose of the MBIA-administered SPVs is to provide clients with an efficient source of funding, which may offer MBIA the opportunity to issue financial guarantee insurance policies. These SPVs purchase various types of financial instruments, such as debt securities, loans, lease receivables and trade receivables, and fund these purchases through the issuance of asset-backed short-term commercial paper or medium-term notes. The assets and liabilities within the medium-term note programs are managed primarily on a match-funded basis and may include the use of derivative hedges, such as interest rate and foreign currency swaps. By match-funding, the SPVs eliminate the risks associated with fluctuations in interest and foreign currency rates, indices and liquidity. Typically, programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs. In general, asset purchases at the inception of a program are required to be at least investment grade by at least one major rating agency. The primary SPVs administered by MBIA are Triple-A, Meridian, Polaris and TRF. Third-party SPVs are used in a variety of structures guaranteed or managed by MBIA, whereby the Company has risks analogous to those of MBIA-administered SPVs. The Company has determined that such SPVs fall within the definition of a VIE under FIN 46(R).

Under the provisions of FIN 46(R), an entity is considered a VIE subject to consolidation if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or if the equity investors lack one of three characteristics of a controlling financial interest. First, the equity investors lack the ability to make decisions about the entity’s activities through voting rights or similar rights. Second, they do not bear the obligation to absorb the expected losses of the entity if they occur. Lastly, they do not claim the right to receive expected returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. A VIE is consolidated with its primary beneficiary, which is the entity that will absorb the majority of the expected losses, receive the majority of the expected residual returns, or both, of the VIE.

In September 2004, the Company consolidated two VIEs established in connection with the securitization of Capital Asset tax liens. As a result of a clean-up call exercised for the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations, these securitizations no longer met the conditions of a qualifying special purpose entity under SFAS 140. MBIA holds a variable interest in these entities, which resulted from its insurance policies, and has determined that it is the primary beneficiary under FIN 46(R). MBIA has reported the assets of the securitizations, totaling $16.8 million, principally within “Other assets” on its consolidated balance sheet. Liabilities of the securitizations substantially represented amounts due to MBIA, which were eliminated in consolidation.

On September 30, 2003, prior to the applicable effective date of FIN 46, MBIA purchased the equity and acquired all controlling interests of the Conduits and began consolidating them in the financial statements of the Company. The Conduits fall within the scope of FIN 46(R) and continue to be consolidated by the Company. As a result, MBIA has included on its balance sheet the assets and liabilities of each Conduit, which consist primarily of various types of investments and medium-term notes and commercial paper, and has included in its income statement the operating revenues and expenses of the Conduits subsequent to their acquisition date. Certain of MBIA’s consolidated subsidiaries have invested in Conduit debt obligations or have received compensation for services provided to the Conduits. As such, MBIA has eliminated intercompany transactions with the Conduits from its balance sheet and income statement. After the elimination of such intercompany assets and liabilities, Conduit assets and liabilities were $7.0 billion and $6.4 billion, respectively, at December 31, 2004 and $8.4 billion and $7.8 billion, respectively, at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

It is MBIA’s policy to obtain an underlying rating from both Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P) for each new transaction prior to the execution of such transactions within the Conduits. An underlying rating is the implied rating for the transaction without giving consideration to the MBIA guarantee. All transactions currently funded in the Conduits have an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted-average underlying rating for transactions currently funded in the Conduits was A by S&P and A2 by Moody’s at the time such transactions were funded. MBIA estimates that the weighted-average underlying rating of all outstanding Conduit transactions was A- by S&P and A2 by Moody’s as of December 31, 2004.

As a result of having to adhere to MBIA’s underwriting standards and criteria, Conduit transactions have, in general, the same underlying ratings that similar non-Conduit transactions guaranteed by MBIA have at the time they are closed. Like all credits underwritten by MBIA, the underlying ratings on Conduit transactions may be downgraded or upgraded by either one or both rating agencies after they are closed. In general, the underlying ratings on Conduit transactions have been downgraded no more frequently than similar non-Conduit transactions guaranteed by MBIA.

In May 2003, the Company sponsored the formation of TRF, a public company incorporated in Ireland under the Irish Companies Act. TRF is a conduit established to acquire a loan participation related to the financing of an Italian toll road. Assets supporting the repayment of the debt were comprised of the loan participation and high quality, liquid investments. Assets and liabilities of TRF are primarily included within “Investments held-to-maturity” and “Medium-term notes,” respectively, on the Company’s balance sheet. TRF is a VIE, of which MBIA is the primary beneficiary. Therefore, while MBIA does not have a direct ownership interest in TRF, it is consolidated in the financial statements of the Company in accordance with FIN 46. At December 31, 2003, TRF had $1.5 billion of debt outstanding. In June 2004, the loan in which TRF participated was repaid in full. At that time, TRF repaid all of its outstanding debt obligations.

In addition to MBIA-administered SPVs, MBIA must determine whether it has variable interests in third-party VIEs and if so, whether those variable interests would cause MBIA to be the primary beneficiary and, therefore, consolidate such entities. Under FIN 46(R), MBIA’s guarantee of the assets or liabilities of a VIE constitute a variable interest and require MBIA to assess whether it is the primary beneficiary. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies. In 2003, the Company consolidated a third-party VIE as a result of guarantees provided by its insurance operations. Third-party VIE assets and liabilities are primarily reported in “Investments held-to-maturity” and “Variable interest entity floating rate notes”, respectively, on the face of the Company’s balance sheet and totaled $600.5 million and $600.3 million at December 31, 2004 and 2003, respectively. Third-party VIE creditors do not have recourse to the general assets of MBIA outside of the financial guarantee policy provided to the VIE.

NOTE 7: DERIVATIVE INSTRUMENTS (Restated)

MBIA enters into derivative transactions as an additional form of financial guarantee and for purposes of hedging risks associated with existing assets and liabilities and forecasted transactions. In 2004, MBIA Corp. received approval for a derivative use plan from the New York State Insurance Department (NYSID). The derivative use plan authorizes MBIA Corp. to hedge certain risks through the use of derivative instruments. The Company accounts for derivative transactions in accordance with SFAS 133, which requires that all such transactions be recorded on the Company’s balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings within net gains (losses) on derivative instruments and foreign exchange or in shareholders’ equity within accumulated other comprehensive income, depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge.

INSURANCE The Company has entered into derivative transactions that it views as an extension of its core financial guarantee business but do not qualify for the financial guarantee scope exception under SFAS 133 and, therefore, must be stated at fair value. The insurance operations, which represent the majority of the Company’s derivative exposure, have insured derivatives primarily consisting of structured pools of credit default swaps that the Company intends to hold for the entire term of the contract. The insurance operations have also provided guarantees on the value of certain structured closed-end funds, which meet the definition of a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

derivative under SFAS 133. The Company reduces risks embedded in its insured portfolio by entering into derivative transactions or other types of hedging arrangements. These arrangements may include reinsurance agreements and capital markets transactions in which the Company hedges a portion of the credit and market risk associated with its insured credit derivative portfolio. Changes in fair values of derivative transactions are recorded through the income statement within net gains (losses) on derivative instruments and foreign exchange.

INVESTMENT MANAGEMENT SERVICES The investment management services operations have entered into derivative transactions primarily consisting of interest rate, cross currency, credit default and total return swaps and principal protection guarantees. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to hedge the variability in cash flows resulting from fluctuations in foreign currency rates. Credit default swaps are entered into to hedge credit risk or to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business. The maximum amount of future payments the Company may be required to make under these contracts, should a full credit event occur, is $1.1 billion. These credit default swaps reference credits with an average quality of AA-/Aa3 and have a maturity range of 1—6 years. In accordance with SFAS 133, the fair values of these credit default swaps at December 31, 2004 are recorded on the consolidated balance sheet as assets and liabilities, representing gross gains and losses, of $6.3 million and $0.1 million, respectively. Total return swaps are entered into to enable the Company to earn returns on certain obligations without directly owning the underlying obligations. The Company has also provided loss protection on certain MBIA-MISC managed municipal pools that invest in highly rated short-term fixed-income securities. Such protection is accounted for as a derivative under SFAS 133 and is included as part of the Company’s principal protection guarantees.

Certain interest rate and cross currency swaps qualify as cash flow hedges and fair value hedges under SFAS 133. The cash flow hedges mitigate or offset fluctuations in cash flows arising from variable rate assets or liabilities. The unrealized gains and losses relating to the cash flow hedges are reported in accumulated other comprehensive income and will be reclassified into earnings as interest revenue and expense are recognized on the hedged assets and liabilities. The fair value hedges are used to protect against changes in the market value of the hedged assets or liabilities. The gains and losses relating to the fair value hedges are recorded directly in earnings. Cash flow and fair value hedges are hedging existing assets, liabilities or forecasted transactions. During 2004, most of the cash flow and fair value hedges were 100% effective for accounting purposes due to the application of the shortcut method or the matching of all critical terms. Therefore, the change in fair value of these derivative instruments is recorded in accumulated other comprehensive income or offset by corresponding changes in the fair value of the underlying hedged items in the income statement. During 2004, the Company recorded losses of $0.5 million (net of tax) and $18 thousand (net of tax) in earnings within net gains (losses) on derivative instruments and foreign exchange due to the ineffectiveness of fair value and cash flow hedges, respectively.

The Conduits primarily enter into interest rate and foreign currency swaps as economic hedges against interest rate and currency risks. The cross currency swaps qualify as fair value hedges of foreign currency risk under SFAS 133. The Company recognizes the earnings impact of cross currency swaps designated as fair value hedges upon the recognition of the foreign exchange gain or loss on the translation to U.S. dollars of the hedged item. During 2004, the Company recorded losses of $6.3 million (net of tax) in earnings due to the ineffectiveness of these hedges. This was offset by gains of $5.4 million (net of tax) on economic hedges that did not qualify for hedge accounting under SFAS 133.

Cash flow hedges related to the IMS operations resulted in an aggregate net unrealized gain of $1.6 million (net of tax) in accumulated other comprehensive income at December 31, 2004. The aggregate net unrealized gain is composed of both positive and negative future cash flows. The Company expects that approximately $2.0 million of unrealized gains (net of tax) will migrate from accumulated other comprehensive income into earnings during 2005 and the remaining amount over the term of the contracts.

MUNICIPAL SERVICES Capital Asset entered into an interest rate collar to economically hedge interest rate risk on a floating rate note. The change in the fair value of the collar is recorded each period in earnings within net gains (losses) on derivative instruments and foreign exchange, as the collar is not a qualifying hedge under SFAS 133.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

CORPORATE The corporate operations have entered into derivatives to hedge foreign exchange risks related to the issuance of certain MBIA long-term debt in accordance with the Company’s risk management policies. As of December 31, 2004, there was one cross currency swap outstanding.

The cross currency swap has been designated as a cash flow hedge and hedges the variability arising from currency exchange rate movements on the foreign denominated fixed rate debt. Changes in the fair value of the cross currency swap are recorded as part of accumulated other comprehensive income. As the debt is revalued at the spot exchange rate in accordance with SFAS 52, “Foreign Currency Translation,” an amount that will offset the related transaction gain or loss arising from the revaluation will migrate each period from accumulated other comprehensive income into earnings. This cash flow hedge was 100% effective during 2004.

The cross currency swap resulted in an aggregate unrealized gain of $1.5 million (net of tax) remaining in accumulated other comprehensive income at December 31, 2004. The Company expects that approximately $0.4 million of unrealized losses (net of tax) will migrate from accumulated other comprehensive income into earnings during 2005 and the remaining balance over the term of the contract.

The notional values of the derivative instruments, net of reinsurance contracts where applicable, by business operations for the years ended December 31, 2004 and 2003 are as follows:

	Year ended December 31, 2004
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Credit default swaps	$78,257	$1,122	$—	$—	$79,379
Interest rate swaps	—	10,783	—	—	10,783
Principal protection guarantees	2,514	2,226	—	—	4,740
Cross currency swaps	—	3,476	—	154	3,630
Total return swaps	377	779	—	—	1,156
Credit linked notes	800	100	—	—	900
Interest rate caps/floors	—	450	6	—	456
All other	—	94	—	—	94

Total	$81,948	$19,030	$6	$154	$101,138

	Year ended December 31, 2003
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Credit default swaps	$64,031	$1,258	$—	$—	$65,289
Interest rate swaps	1,465	6,022	—	—	7,487
Principal protection guarantees	3,039	2,931	—	—	5,970
Cross currency swaps	—	3,233	—	141	3,374
Total return swaps	364	736	—	—	1,100
Credit linked notes	846	50	—	—	896
Interest rate caps/floors	—	450	—	—	450
All other	—	94	—	—	94

Total	$69,745	$14,774	$—	$141	$84,660

The Company manages counterparty credit risk on an individual counterparty basis through master netting agreements covering derivative transactions in the IMS, municipal services and corporate operations. These agreements allow the Company to legally net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either MBIA or the counterparty is downgraded below a specified credit rating. If the Company were to settle all transactions covered under netting agreements as of December 31, 2004, the amount required to be paid to counterparties would have been reduced by $137.2 million as a result of its legal right to offset amounts due from such counterparties. The Company has chosen not to net receivables due from counterparties with payables due to counterparties in its balance sheet, but instead report these amounts on a gross basis as assets and liabilities.

In certain cases, the Company also manages credit risk through collateral agreements that give the Company the right to hold or provide collateral when the current market value of certain derivative contracts exceeds an exposure threshold. Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2004, no securities or cash were held or placed by the Company under these agreements.

FINANCIAL STATEMENT IMPACT As of December 31, 2004 and 2003, the Company held derivative assets of $288.8 million and $256.7 million, respectively, and derivative liabilities of $528.6 million and $437.7 million, respectively, which are shown separately on the consolidated balance sheet. The following tables display the amount of the derivative assets and liabilities by business operations for the years ended December 31, 2004 and 2003.

	Year ended December 31, 2004
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Derivative assets	$40.0	$191.9	$—	$56.9	$288.8
Derivative liabilities	$26.4	$501.9	$0.3	$—	$528.6

	Year ended December 31, 2003
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Derivative assets	$55.8	$162.3	$—	$38.6	$256.7
Derivative liabilities	$49.5	$388.2	$—	$—	$437.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The income statement impact for all derivative transactions for 2004 was an after-tax increase in net income of $33.6 million. The impact for all derivative transactions for 2003 and 2002 was an after-tax increase in net income of $96.8 million and an after-tax reduction in net income of $38.4 million, respectively. The income statement impact of derivative activity is broken down into revenues, net realized gains (losses), net gains (losses) on derivative instruments and foreign exchange and expenses. Interest and fee income, including premiums received on insured derivatives, and interest and fee expense on derivatives are recorded within revenues and expenses. For derivatives that have been designated as qualifying hedges, income and expense are recorded as an adjustment to those of the hedged items. The change in the fair value of derivatives is recorded within net gains (losses) on derivative instruments and foreign exchange. The following tables display the impact described above on the 2004, 2003 and 2002 income statements by business operation of all derivative transactions.

	Year ended December 31, 2004
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues*	$66.0	$(6.0)	$—	$—	$60.0
Net realized gains (losses)	—	(0.8)	—	—	(0.8)
Net gains (losses) on derivative instruments and foreign exchange	7.4	(5.5)	(0.3)	—	1.6

Total revenues	73.4	(12.3)	(0.3)	—	60.8
Expenses*	(7.7)	—	(0.2)	(1.2)	(9.1)

Income (loss) before income taxes	65.7	(12.3)	(0.5)	(1.2)	51.7
Tax (provision) benefit	(23.0)	4.3	0.2	0.4	(18.1)

Net income (loss)	$42.7	$(8.0)	$(0.3)	$(0.8)	$33.6

	Restated
	Year ended December 31, 2003
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues*	$47.9	$5.5	$—	$0.8	$54.2
Net realized gains (losses)	—	0.7	—	—	0.7
Net gains (losses) on derivative instruments and foreign exchange	100.1	(0.4)	—	—	99.7

Total revenues	148.0	5.8	—	0.8	154.6
Expenses*	(5.6)	—	—	—	(5.6)

Income (loss) before income taxes	142.4	5.8	—	0.8	149.0
Tax (provision) benefit	(49.9)	(2.0)	—	(0.3)	(52.2)

Net income (loss)	$92.5	$3.8	$—	$0.5	$96.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Restated
	Year ended December 31, 2002
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues*	$19.2	$(0.5)	$—	$9.7	$28.4
Net realized gains (losses)	(0.3)	(0.5)	—	—	(0.8)
Net gains (losses) on derivative instruments and foreign exchange	(74.3)	(7.6)	—	—	(81.9)

Total revenues	(55.4)	(8.6)	—	9.7	(54.3)
Expenses*	(2.2)	—	—	(2.6)	(4.8)

Income (loss) before income taxes	(57.6)	(8.6)	—	7.1	(59.1)
Tax (provision) benefit	20.2	3.0	—	(2.5)	20.7

Net income (loss)	$(37.4)	$(5.6)	$—	$4.6	$(38.4)

*	Includes premiums earned, advisory fees and losses incurred in the insurance operations and interest income and expenses in the investment management services and corporate operations.

At December 31, 2004, the Company reported an accumulated unrealized gain of $3.1 million in other comprehensive income related to the fair value of the cash flow hedges compared to a $6.7 million unrealized loss at December 31, 2003. The change resulted from an $11.1 million after-tax unrealized gain in the fair value of the cash flow hedges and the transfer of $1.3 million of after-tax income to earnings as a result of scheduled interest payments and receipts on the cash flow hedges. At December 31, 2004, the maximum term of derivative instruments that hedge forecasted transactions was approximately 14 years.

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

In 2002, the Company revised several market data inputs used in determining the fair value of its insured credit derivatives. Market-based discount rates replaced the fixed discount rate previously established by the Company. In addition, a change in the data source received from a pricing data vendor resulted in a recalibration of credit spreads within the Company’s valuation model. This information was validated by comparisons to three independent data sources. The Company also introduced dealer collateralized debt obligations (CDO) market quotes to improve the quality of transaction-specific data. These modifications resulted in a negative change to the value of the Company’s insured credit derivative portfolio for 2002. No modifications were made to the Company’s non-insurance derivative valuation models. In 2003, the Company added an additional third-party data source for generic credit spread information used by the Company in its valuation process to avoid undue reliance on any single data vendor, as well as to enhance its assessment of fair values. In 2004, there were no significant changes to the valuation process.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 8: TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

The Company enters into securities borrowing and lending contracts in connection with MBIA’s collateralized investment and repurchase agreement activities. Such contracts are only transacted with high quality dealer firms. It is the Company’s policy to take possession of securities borrowed under these contracts.

The Company minimizes the credit risk of counterparties to transactions that might be unable to fulfill their contractual obligations by monitoring customer credit exposure and collateral value and requiring additional collateral to be deposited with the Company when deemed necessary.

SFAS 140 requires the Company to reclassify financial assets pledged as collateral under certain agreements and to report those assets at fair value as a separate line item on the balance sheet. As of December 31, 2004 and 2003, the Company had $731 million and $596 million, respectively, in financial assets pledged as collateral under securities borrowing contracts.

NOTE 9: EARNINGS PER SHARE (Restated)

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. As of December 31, 2004, 2003 and 2002 there were 2,294,297, 5,606,205 and 5,584,810 stock options, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:

	Years ended December 31
		Restated	Restated
In thousands except per share amounts	2004	2003	2002
Income from continuing operations after income taxes	$812,728	$813,812	$578,811
Cumulative effect of accounting change	—	—	(7,731)
Income from discontinued operations, net of tax	2,576	2,104	8,029

Net income	$815,304	$815,916	$579,109

Basic weighted-average shares	141,861,225	143,449,007	146,634,204
Effect of stock options	2,938,288	1,531,389	909,070
Unallocated ESOP shares	—	—	30,805

Diluted weighted-average shares	144,799,513	144,980,396	147,574,079

Basic EPS:
Income from continuing operations	$5.73	$5.67	$3.95
Income from discontinued operations	0.02	0.01	0.05
Cumulative effect of accounting change	—	—	(0.05)

Net income*	$5.75	$5.69	$3.95

Diluted EPS:
Income from continuing operations	$5.61	$5.61	$3.92
Income from discontinued operations	0.02	0.01	0.05
Cumulative effect of accounting change	—	—	(0.05)

Net income*	$5.63	$5.63	$3.92

* May not add due to rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 10: STATUTORY ACCOUNTING PRACTICES (Restated)

The financial statements have been prepared on a GAAP basis, which differs in certain respects from the statutory accounting practices prescribed or permitted by the insurance regulatory authorities. Statutory accounting practices differ from GAAP in the following respects:

•	upfront premiums are earned on a basis proportionate to the scheduled periodic maturity of principal and payment of interest (“debt service”) to the original total principal and interest insured;

•	acquisition costs are charged to operations as incurred rather than deferred and amortized as the related premiums are earned;

•	fixed-maturity investments are generally reported at amortized cost rather than fair value;

•	a contingency reserve is computed on the basis of statutory requirements, and reserves for losses and LAE are established at present value for specific insured issues that are identified as currently or likely to be in default. Under GAAP, reserves are established based on the Company’s reasonable estimate of the identified and unallocated losses and LAE on the insured obligations it has written;

•	deferred income tax balances, representing future tax consequences of events that have been recognized in the financial statements, are included as surplus adjustments. Under GAAP, the Company’s net deferred income tax balance is reported as either an asset or liability;

•	tax and loss bonds purchased are reflected as admitted assets as well as payments of income taxes;

•	the acquisitions of MBIA Corp. and MBIA Illinois were recorded at statutory book value. Therefore, no goodwill was recorded. Under GAAP, goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired;

•	derivative assets and liabilities exclude insurance guarantees, while under GAAP, guarantees that do not qualify for the financial guarantee scope exception under SFAS 133 are recorded at fair value; and

•	certain assets designated as “non-admitted assets” are charged directly against surplus but are reflected as assets under GAAP.

Consolidated net income of MBIA Corp. determined in accordance with statutory accounting practices for the years ended December 31, 2004, 2003 and 2002 was $613.6 million, $669.2 million and $617.9 million, respectively.

The following is a reconciliation of consolidated shareholders’ equity presented on a GAAP basis for the Company and its consolidated subsidiaries to statutory capital and surplus for MBIA Corp. and its subsidiaries:

	As of December 31
		Restated
In thousands	2004	2003
Company’s GAAP shareholders’ equity	$6,579,071	$6,202,153
Contributions to MBIA Corp., net	225,804	594,929
Premium revenue recognition	(662,304)	(574,477)
Deferral of acquisition costs	(360,496)	(319,728)
Investments, including unrealized gains	(894,834)	(831,764)
Contingency reserve	(2,665,526)	(2,368,224)
Unallocated loss and LAE reserves	265,992	304,227
Deferred income tax liabilities, net	608,163	494,056
Tax and loss bonds	394,717	355,882
Goodwill	(76,938)	(76,938)
Derivative assets and liabilities	(13,646)	(6,263)
Non-admitted assets	(16,675)	(24,291)
Other items	11,349	(34,549)

Statutory capital and surplus	$3,394,677	$3,715,013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

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

The NYSID adopted the Codification guidance effective January 1, 2001. However, the NYSID did not adopt the Codification rules on deferred taxes until December 31, 2002. The deferred tax effect of adoption on the statutory surplus of MBIA Corp. and its subsidiaries reduced surplus by $10.8 million. In addition, the NYSID does not allow goodwill to be admitted as an asset while the NAIC requires goodwill recognition.

NOTE 11: PREMIUMS EARNED FROM REFUNDED AND CALLED BONDS (Restated)

Premiums earned, after reinsurance, include $140.1 million, $126.9 million and $74.9 million for 2004, 2003 and 2002, respectively, related to refunded and called MBIA-insured bonds.

NOTE 12: INVESTMENTS

The Company’s investment objective is to optimize long-term, after-tax returns while emphasizing the preservation of capital through maintenance of high quality investments with adequate liquidity. The Company’s investment policies limit the amount of credit exposure to any one issuer. The fixed-maturity portfolio is comprised of high quality (average rating Double-A) taxable and tax-exempt investments of diversified maturities.

The following tables set forth the amortized cost and fair value of the available-for-sale fixed-maturity and short-term investments included in the consolidated investment portfolio of the Company as of December 31, 2004 and 2003:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2004
Taxable bonds:
United States Treasury and government agency	$690,741	$33,876	$(662)	$723,955
Foreign governments	495,736	47,153	(2,292)	540,597
Corporate and other obligations	13,522,517	517,809	(27,217)	14,013,109
Mortgage-backed	2,426,051	28,357	(8,470)	2,445,938
Tax-exempt bonds:
State and municipal obligations	4,786,745	306,463	(840)	5,092,368

Total	$21,921,790	$933,658	$(39,481)	$22,815,967

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2003
Taxable bonds:
United States Treasury and government agency	$436,046	$30,049	$(1,254)	$464,841
Foreign governments	324,169	30,042	(1,142)	353,069
Corporate and other obligations	10,948,819	476,736	(36,557)	11,388,998
Mortgage-backed	1,628,953	41,472	(2,878)	1,667,547
Tax-exempt bonds:
State and municipal obligations	4,786,060	345,459	(2,794)	5,128,725

Total	$18,124,047	$923,758	$(44,625)	$19,003,180

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Fixed-maturity investments carried at fair value of $13.8 million and $13.9 million as of December 31, 2004 and 2003, respectively, were on deposit with various regulatory authorities to comply with insurance laws.

A portion of the obligations under investment agreements requires the Company to pledge securities as collateral. As of December 31, 2004 and 2003, the fair value of securities pledged as collateral with respect to these obligations approximated $3.6 billion and $3.3 billion, respectively.

The following table sets forth the distribution by contractual maturity of the available-for-sale fixed-maturity and short-term investments at amortized cost and fair value at December 31, 2004. Contractual maturity may differ from expected maturity because borrowers may have the right to call or prepay obligations.

In thousands	Amortized Cost	Fair Value
Within 1 year	$1,923,743	$1,923,743
Beyond 1 year but within 5 years	4,955,512	5,021,301
Beyond 5 years but within 10 years	4,025,457	4,202,533
Beyond 10 years but within 15 years	2,884,541	3,129,750
Beyond 15 years but within 20 years	1,098,877	1,194,561
Beyond 20 years	4,607,609	4,898,141
Mortgage-backed	2,426,051	2,445,938

Total fixed-maturity and short-term investments	$21,921,790	$22,815,967

Investments that are held-to-maturity are reported on the Company’s balance sheet at amortized cost. These investments, which relate to the Company’s Conduit program and a consolidated VIE, primarily consist of asset-backed securities and loans issued by major national and international corporations and other structured finance clients. The following table sets forth the distribution of held-to-maturity investments by contractual maturity at amortized cost and fair value at December 31, 2004.

In thousands	Amortized Cost	Fair Value
Within 1 year	$76,916	$76,916
Beyond 1 year but within 5 years	3,744,714	3,743,015
Beyond 5 years but within 10 years	2,563,168	2,560,436
Beyond 10 years but within 15 years	27,333	27,333
Beyond 15 years but within 20 years	—	—
Beyond 20 years	708,899	708,899
Mortgage-backed	419,188	419,188

Total held-to-maturity investments	$7,540,218	$7,535,787

Included in the preceding tables are investments that have been insured by MBIA Corp. (MBIA Insured Investments). At December 31, 2004, MBIA Insured Investments, at fair value, represented $11.8 billion or 38% of the total portfolio, of which $6.9 billion or 23% relate to Conduit investments. Without giving effect to the MBIA guarantee of the MBIA Insured Investments, the underlying ratings (those given to an investment without the benefit of MBIA’s guarantee) of the MBIA Insured Investments as of December 31, 2004 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating service, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Underlying Ratings Scale In thousands	Insurance Portfolio	Investment Management Services Portfolio	Investments Held-to- Maturity	Total
Aaa	$54,516	$686,815	$1,252,655	$1,993,986
Aa	283,464	80,212	844,471	1,208,147
A	787,175	834,334	2,216,944	3,838,453
Baa	338,999	1,482,750	2,621,716	4,443,465
Below investment grade	106,568	168,733	—	275,301

Total	$1,570,722	$3,252,844	$6,935,786	$11,759,352

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following table sets forth the gross unrealized losses included in accumulated other comprehensive income as of December 31, 2004 related to the available-for-sale fixed-maturity and equity investments. The table segregates investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for twelve months or longer.

In thousands	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
United States Treasury and government agency	$313,309	$(518)	$9,523	$(144)	$322,832	$(662)
Foreign governments	68,859	(1,077)	62,528	(1,215)	131,387	(2,292)
Corporate and other obligations	2,609,232	(16,262)	458,379	(10,955)	3,067,611	(27,217)
Mortgage-backed	1,288,563	(7,087)	102,722	(1,383)	1,391,285	(8,470)
State and municipal obligations	423,387	(810)	47,017	(30)	470,404	(840)

Subtotal, debt securities	4,703,350	(25,754)	680,169	(13,727)	5,383,519	(39,481)
Equities	9,606	(394)	—	—	9,606	(394)

Total	$4,712,956	$(26,148)	$680,169	$(13,727)	$5,393,125	$(39,875)

The following table sets forth the gross unrealized losses of the held-to-maturity investments as of December 31, 2004. Held-to-maturity investments are reported at amortized cost on the Company’s balance sheet. The table segregates investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for twelve months or longer.

In thousands	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate and other obligations	$1,848,884	$(9,612)	$—	$—	$1,848,884	$(9,612)

As of December 31, 2004, the Company’s available–for-sale fixed-maturity, equity and held-to-maturity investment portfolios’ gross unrealized losses totaled $49.5 million. There were seventy-six securities that were in an unrealized loss position for a continuous twelve-month period or longer. Only four of the seventy-six securities had unrealized losses in which their book value exceeded market value by more than 5%. MBIA determined that the unrealized losses on these four securities were temporary in nature because there was no deterioration of credit quality spreads or a downgrade to below investment grade by at least one rating agency. Additionally, the Company has both the ability and intent to hold these investments until the value recovers to an amount at least equal to amortized cost or to maturity. See Note 13 for information on realized losses due to other-than-temporary impairments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 13: INVESTMENT INCOME AND GAINS AND LOSSES

The following table includes total investment income from all operations. Net realized gains from investment security sales are generated as a result of the ongoing management of the Company’s investment portfolios. Other investment net realized gains in 2004 were largely due to the sale of a common stock investment the Company purchased in 2002, which resulted in a $77 million gain, and $10 million that was received in October 2004 upon the conclusion of a transaction that was accounted for as a deposit. Additionally, in 2004, 2003 and 2002, the Company recognized realized losses of $10.9 million, $3.9 million and $7.8 million, respectively, due to other-than-temporary impairments of taxable investments. In 2003, net realized gains were mainly the result of the Company selling securities to shorten the duration of its fixed-maturity portfolio.

	Years ended December 31
In thousands	2004	2003	2002
Fixed-maturity	$842,213	$746,084	$784,606
Held-to-maturity	127,446	62,616	—
Short-term investments	20,467	17,485	12,253
Other investments	53,915	13,763	2,717

Gross investment income	1,044,041	839,948	799,576
Investment expenses	455,635	332,546	321,753

Net investment income	588,406	507,402	477,823

Net realized gains (losses):
Fixed-maturity
Gains	42,382	121,651	73,819
Losses	(56,392)	(43,656)	(48,710)

Net	(14,010)	77,995	25,109

Other investments
Gains	91,310	6,786	725
Losses	(4,386)	(4,113)	(10,410)

Net	86,924	2,673	(9,685)

Total net realized gains	72,914	80,668	15,424

Total investment income	$661,320	$588,070	$493,247

Net unrealized gains, including related deferred income taxes, reported in accumulated other comprehensive income within shareholders’ equity consist of:

	As of December 31
In thousands	2004	2003
Fixed-maturity:
Gains	$933,658	$923,758
Losses	(39,481)	(44,625)

Net	894,177	879,133

Other investments:
Gains	47,491	136,337
Losses	(952)	(933)

Net	46,539	135,404

Total	940,716	1,014,537
Deferred income taxes	327,736	354,680

Unrealized gains, net	$612,980	$659,857

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The change in net unrealized gains consists of:

	Years ended December 31
In thousands	2004	2003	2002
Fixed-maturity	$15,043	$(31,916)	$633,774
Other investments	(88,864)	131,500	3,970

Total	(73,821)	99,584	637,744
Deferred income tax	(26,944)	34,698	222,973

Unrealized gains, net	$(46,877)	$64,886	$414,771

NOTE 14: INCOME TAXES (Restated)

Income from operations before provision for income taxes consisted of:

	Years ended December 31
		Restated	Restated
In thousands	2004	2003	2002
United States	$1,071,445	$1,107,382	$755,182
Non-United States	58,468	41,500	24,591

Income from continuing operations	1,129,913	1,148,882	779,773

Income from discontinued operations	(672)	3,344	12,841
Gain on sale of discontinued operations	4,722	—	—
Cumulative effect of accounting change	—	—	—

Income before income taxes	$1,133,963	$1,152,226	$792,614

The Company files a consolidated tax return that includes all of its U.S. subsidiaries. The effect of income taxes on income and shareholders’ equity is comprised of:

	Years ended December 31
		Restated	Restated
In thousands	2004	2003	2002
Current taxes:
Federal	$217,457	$290,002	$197,192
State	(106)	1,215	527
Foreign	1,865	5,219	6,204
Deferred taxes:
Federal	81,336	34,914	(5,040)
Foreign	16,633	3,720	2,079

Provision for income taxes from continuing operations	317,185	335,070	200,962

Taxes on income/(loss) from discontinued operations	(70)	1,240	4,812
Taxes on gain from sale of discontinued operations	1,544	—	—
Taxes on cumulative effect of accounting change	—	—	—

Total income taxes charged to income	318,659	336,310	205,774

Income taxes charged (credited) to shareholders’ equity:
Unrealized (losses) gains on investment securities	(26,944)	34,698	222,973
Change in fair value of derivative instruments	1,986	5,232	(20,035)
Change in foreign currency translation	5,346	3,085	—
Exercise of stock options and vested restricted stock	(5,875)	(7,834)	(4,967)

Total income taxes charged (credited) to shareholders’ equity	(25,487)	35,181	197,971

Total effect of income taxes	$293,172	$371,491	$403,745

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The provision for income taxes gives effect to permanent differences between financial and taxable income. Accordingly, the Company’s effective income tax rate differs from the statutory rate on ordinary income. The reasons for the Company’s lower effective tax rates are as follows:

	Years Ended December 31
		Restated	Restated
	2004	2003	2002
Income taxes computed on pre-tax financial income at statutory rates	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(6.1)	(5.6)	(9.1)
Other	(0.8)	(0.2)	0.1

Provision for income taxes	28.1%	29.2%	26.0%

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

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2004 and 2003 are presented in the following table:

	As of December 31
		Restated
In thousands	2004	2003
Deferred tax assets:
Tax and loss bonds	$394,798	$368,798
Loss and loss adjustment expense reserves	88,254	128,828
Compensation and employee benefits	38,423	41,204
Other	27,866	12,860

Total gross deferred tax assets	549,341	551,690

Deferred tax liabilities:
Contingency reserve	502,899	476,899
Deferred premium revenue	173,407	139,363
Deferred acquisition costs	113,868	102,493
Unrealized gains	317,563	337,175
Investments	52,149	22,810

Total gross deferred tax liabilities	1,159,886	1,078,740

Net deferred tax liability	$610,545	$527,050

The Company believes that its deferred tax assets will be fully recognized in future periods and, therefore, has not established a valuation allowance with respect to such assets.

As it is the Company’s practice and intent to permanently reinvest the earnings of MBIA Assurance and MBIA UK, no U.S. deferred income taxes have been provided with respect to the undistributed earnings of these entities. The cumulative amounts of such untaxed earnings were $101.8 million, $64.7 million and $28.2 million at December 31, 2004, 2003 and 2002, respectively.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was introduced and signed into law. The Act has a provision which allows for a special one-time dividends received deduction of 85 percent on the repatriation of certain foreign earnings to the U.S. parent, with limitations. Although the Company is currently evaluating the applicability and the effects of the repatriation provision, the Company does not believe that the impact of the special dividends received deduction, if claimed, will have a material effect on its financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 15: BUSINESS SEGMENTS (Restated)

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

The insurance operations provide an unconditional and irrevocable guarantee of the payment of principal and interest on insured obligations when due. MBIA issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public- purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and credit default swaps and pools of corporate and asset-backed bonds, both in the new issue and secondary markets. The Company views its insurance operations as a reportable segment. This segment includes all activities related to global credit enhancement services provided principally by MBIA Corp. and its subsidiaries.

The Company’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA-AML and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to the origination of assets for investment purposes. The investment management services operations’ reportable segments are comprised of asset and liability products, which include investment agreements and medium-term notes (MTNs) not related to the Conduit program, advisory services and conduits. During the second quarter of 2004, the Company completed the sale of the assets of 1838 Investment Advisors, LLC (1838), the Company’s equity advisory services segment. This segment is reported as a discontinued operation.

The Company’s municipal services operations provide revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, audit, collections/recovery and information services through MBIA MuniServices and its wholly owned subsidiaries. Additionally, the municipal services operations include Capital Asset Holdings GP, Inc. and certain affiliated entities, a servicer of delinquent tax certificates. The Company views its municipal services operations as a reportable segment.

The Company’s corporate operations include investment income, interest expense and general expenses that relate to general corporate activities and not to one of the Company’s three principal business operations. The Company views its corporate operations as a reportable segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Reportable segment results are presented net of material intersegment transactions. Transactions between the Company’s segments are executed at an arm’s length basis, as established by management. The following table summarizes the Company’s operations for the years ended December 31, 2004, 2003 and 2002:

	Year ended December 31, 2004
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$1,338,421	$551,926	$27,593	$8,446	$1,926,386
Net realized gains (losses)	77,582	(4,120)	(81)	(467)	72,914
Net gains (losses) on derivative instruments and foreign exchange	7,389	(5,508)	(279)	—	1,602

Total revenues	1,423,392	542,298	27,233	7,979	2,000,902
Interest expense	—	413,615	—	74,651	488,266
Operating expenses	262,583	76,912	25,649	17,579	382,723

Total expenses	262,583	490,527	25,649	92,230	870,989

Net income (loss) before taxes	$1,160,809	$51,771	$1,584	$(84,251)	$1,129,913

Identifiable assets(b)	$12,437,546	$20,146,474	$29,150	$414,240	$33,027,410

	Restated
	Year ended December 31, 2003
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$1,237,286	$403,990	$26,814	$9,000	$1,677,090
Net realized gains (losses)	48,157	17,135	139	15,237	80,668
Net gains (losses) on derivative instruments and foreign exchange	100,050	(385)	—	—	99,665

Total revenues	1,385,493	420,740	26,953	24,237	1,857,423
Interest expense	—	302,224	—	68,368	370,592
Operating expenses	242,213	55,005	25,857	14,874	337,949

Total expenses	242,213	357,229	25,857	83,242	708,541

Net income (loss) before taxes	$1,143,280	$63,511	$1,096	$(59,005)	$1,148,882

Identifiable assets(b)	$13,151,257	$16,640,294	$26,445	$481,210	$30,299,206

	Restated
	Year ended December 31, 2002
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$1,077,149	$388,044	$24,810	$9,426	$1,499,429
Net realized gains (losses)	9,086	4,287	(682)	2,733	15,424
Net gains (losses) on derivative instruments and foreign exchange	(74,309)	(7,568)	—	—	(81,877)

Total revenues	1,011,926	384,763	24,128	12,159	1,432,976
Interest expense	—	313,517	—	58,453	371,970
Operating expenses	201,668	37,898	24,408	17,259	281,233

Total expenses	201,668	351,415	24,408	75,712	653,203

Net income (loss) before taxes	$810,258	$33,348	$(280)	$(63,553)	$779,773

Identifiable assets(b)	$10,119,659	$8,375,720	$41,292	$268,460	$18,805,131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

(a)	Represents the sum of net premiums earned, net investment income, advisory fees, investment management fees and other fees.
(b)	At December 31, 2004, there were no assets associated with the Company’s discontinued operations. Identifiable assets relating to the Company’s discontinued operations were $25.0 million and $30.3 million at December 31, 2003 and 2002, respectively.

The following table summarizes the segments within the investment management services operations for the years ended December 31, 2004, 2003 and 2002:

	Year ended December 31, 2004
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$405,466	$51,013	$110,080	$(14,633)	$551,926
Net realized gains (losses)	(3,750)	(370)	—	—	(4,120)
Net gains (losses) on derivative instruments and foreign exchange	(4,057)	(8)	(1,443)	—	(5,508)

Total revenues	397,659	50,635	108,637	(14,633)	542,298
Interest expense	329,790	—	83,825	—	413,615
Operating expenses	37,530	34,466	18,704	(13,788)	76,912

Total expenses	367,320	34,466	102,529	(13,788)	490,527

Net income (loss) before taxes	$30,339	$16,169	$6,108	$(845)	$51,771

Identifiable assets	$13,428,870	$53,822	$7,024,024	$(360,242)	$20,146,474

	Year ended December 31, 2003
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$354,386	$52,742	$21,134	$(24,272)	$403,990
Net realized gains (losses)	17,135	—	—	—	17,135
Net gains (losses) on derivative instruments and foreign exchange	(1,063)	—	678	—	(385)

Total revenues	370,458	52,742	21,812	(24,272)	420,740
Interest expense	294,068	—	15,776	(7,620)	302,224
Operating expenses	29,010	35,473	4,984	(14,462)	55,005

Total expenses	323,078	35,473	20,760	(22,082)	357,229

Net income (loss) before taxes	$47,380	$17,269	$1,052	$(2,190)	$63,511

Identifiable assets	$10,029,664	$29,170	$6,949,714	$(368,254)	$16,640,294

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Year ended December 31, 2002
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$350,385	$49,110	—	$(11,451)	$388,044
Net realized gains (losses)	4,287	—	—	—	4,287
Net gains (losses) on derivative instruments and foreign exchange	(7,568)	—	—	—	(7,568)

Total revenues	347,104	49,110	—	(11,451)	384,763
Interest expense	313,517	—	—		313,517
Operating expenses	18,491	30,858	—	(11,451)	37,898

Total expenses	332,008	30,858	—	(11,451)	351,415

Net income (loss) before taxes	$15,096	$18,252	$—	$—	$33,348

Identifiable assets	$8,353,184	$22,536	$—	$—	$8,375,720

(a)	Represents the sum of interest income, investment management services fees and other fees.

An increasingly significant portion of premiums reported within the insurance segment is generated outside the United States. The following table summarizes net premiums earned by geographic location of risk for years ended December 31, 2004, 2003 and 2002.

		Restated	Restated
In millions	2004	2003	2002
Total premiums earned:
United States	$619	$593	$494
Non-United States	203	147	99

Total	$822	$740	$593

NOTE 16: DISCONTINUED OPERATIONS

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

Income/(loss) from discontinued operations, net of tax, for the years ended December 31, 2004, 2003 and 2002 were a loss of $0.6 million, income of $2.1 million and $8.0 million, respectively. The following table reports the amounts included in income/(loss) from discontinued operations before income taxes:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	For the years ended December 31
In thousands	2004	2003	2002
Revenues	$5,494	$18,665	$36,390
Expenses	6,166	15,321	23,549

Income/(loss) before income taxes	$(672)	3,344	$12,841

At December 31, 2004, there were no assets associated with the Company’s discontinued operations. Identifiable assets as of December 31, 2003 and 2002 were $25.0 million and $30.3 million, respectively. The identifiable assets primarily consisted of cash, goodwill, property and equipment and other miscellaneous assets.

NOTE 17: DIVIDENDS AND CAPITAL REQUIREMENTS

Under New York State insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In MBIA Corp.’s case, dividends in any 12-month period cannot be greater than 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements. In 2004, MBIA Corp. declared and paid regular dividends of $372 million to MBIA Inc.

In addition to its regular dividends, in the fourth quarter of 2004 MBIA Corp. declared and paid a special dividend of $375 million to MBIA Inc., which was approved by the NYSID. MBIA Corp.’s capital position, relative to its insured exposure, has improved substantially over the past several years as a result of improved premium rates and a higher quality insured portfolio, exceeding both the capital required by New York State Insurance Law and the rating agencies for purposes of maintaining its Triple-A ratings. The proceeds may be used over time for share repurchase, strategic initiatives, general liquidity or other corporate purposes. As a result of the payment of the special dividend in the fourth quarter and under the formula applicable to the payment of dividends, MBIA Corp. may not pay any dividends without prior approval by the NYSID until the second quarter of 2006. MBIA Corp. requested approval for the payment of additional special dividends in 2005.

NYSID and certain other statutory insurance regulatory authorities in and outside the U.S., and the agencies that rate the bonds insured by MBIA Corp. and its subsidiaries, have various requirements relating to the maintenance of certain minimum ratios of statutory capital and reserves to net insurance in force. MBIA Corp. and its subsidiaries were in compliance with these requirements as of December 31, 2004 and 2003.

NOTE 18: STOCK REPURCHASE PLAN

In August 1999, the Company announced that its board of directors had authorized the repurchase of 11.25 million shares of common stock of the Company, after adjusting for the 2001 stock split. The Company began the repurchase program in the fourth quarter of 1999. In July 2004, the Company completed the repurchase of all 11.25 million shares and received authorization from its Board of Directors to repurchase 1 million shares under a new repurchase program. On August 5, 2004, the Company’s board of directors authorized the repurchase of an additional 14 million shares of common stock in connection with the new repurchase program.

During 2004, 2003 and 2002, the Company purchased 5.8 million, 1.9 million and 4.2 million shares of common stock at an aggregate cost of $328.9 million, $79.9 million and $208.1 million, respectively. As of December 31, 2004, the Company had repurchased a total of 15.3 million shares under these plans at an average price of $47.39 per share. The Company will only repurchase shares under this program when it is economically attractive and within rating agency constraints, including the Triple-A claims-paying ratings of MBIA Corp. Treasury stock is carried at cost as a component of stockholders’ equity.

NOTE 19: SHORT-TERM DEBT, LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

The Company’s short-term debt consists of floating rate certificates issued as part of Tender Option Bond (TOB) trades. A TOB trade is a repackaging of municipal bonds, effectively providing MBIA with leveraged securitized financing of long-term bonds at short-term tax-exempt rates. At December 31, 2004 and 2003, floating rate certificates related to the TOB trades included in short-term debt totaled $58.7 million and $57.3 million, respectively. The aggregate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

weighted-average interest rate as of December 31, 2004 and 2003 was 1.43% and 2.46%, respectively. Assets supporting these certificates are included in the Company’s available-for-sale, fixed-maturity, investment portfolio.

The Company’s long-term debt consists of notes and debentures listed in the following table by maturity date:

	As of December 31
In thousands	2004	2003
3.170% Notes due 2008*	$5,550	$5,550
7.560% Notes due 2010	153,900	141,494
9.375% Notes due 2011	100,000	100,000
6.400% Senior Notes due 2022**	299,411	299,578
7.000% Debentures due 2025	75,000	75,000
7.150% Debentures due 2027	100,000	100,000
6.625% Debentures due 2028	150,000	150,000
5.700% Senior Notes due 2034***	350,000	—
6.950% Senior Quarterly Income Debt Securities due 2038****	—	50,000
8.000% Public Income Notes due 2040*****	100,000	100,000

	1,333,861	1,021,622
Less unamortized discount	1,861	459
Plus unamortized premium	540	632

Total	$1,332,540	$1,021,795

*	These notes bear interest at three-month LIBOR plus a fixed spread. The interest rate in effect as of December 31, 2004 was 3.170%.
**	Callable 8/2006 at 100.00
***	Callable at any time at 100.00
****	Called 12/2004 at 100.00
*****	Callable 12/2005 at 100.00

The Company’s long-term debt is subject to certain covenants, none of which significantly restricts the Company’s operating activities or dividend-paying ability.

In November 2004, the Company completed a $350 million debt offering of 30-year senior notes, which carry a coupon rate of 5.7%. These notes are redeemable at the Company’s option, in whole or in part, at any time prior to maturity. Part of the proceeds from this offering were used to redeem the Company’s $50 million 6.95% Senior Quarterly Income Debt Securities (“Senior QUIDS”) due November 1, 2038, in December 2004. The Senior QUIDS were redeemed at a price equal to one hundred percent of the principal amount plus accrued and unpaid interest thereon to the date of redemption. The remainder of the proceeds will be used for general corporate purposes.

In November 2003, the interest rate swap associated with the Senior QUIDS due 2038 was terminated. As a result, the Company reversed $310 thousand out of its derivative assets, which was offset by the reversal of the fair value adjustment on the debt being hedged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

In connection with the 7.56% Notes due 2010, MBIA entered into a swap transaction that met the criteria for cash flow hedge accounting. The swap transaction converts the interest rate from a fixed Swiss franc debt rate of 4.5% to a fixed U.S. dollar rate of 7.56% and converts the Swiss franc principal amount due at maturity to a fixed U.S. dollar amount of approximately $99.3 million.

The aggregate maturity of long-term debt obligations, excluding accrued interest and premiums or discounts, as of December 31, 2004 for each of the next five years and thereafter commencing in 2005 was:

In thousands	2005	2006	2007	2008	2009	After 2009	Total
Long-term obligation payments due	$—	$—	$—	$5,550	$—	$1,328,311	$1,333,861

MBIA Corp. has a limited recourse standby line of credit facility in the amount of $700 million with a group of major Triple-A rated banks to provide loans to MBIA Corp. This facility can be drawn upon if MBIA Corp. incurs cumulative losses (net of expected recoveries) on its insured public finance obligations, after certain adjustments, in excess of the greater of $900 million or 5% of average annual debt service of the covered obligations. MBIA’s obligation to repay loans made under this agreement is limited recourse payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations, including certain installment premiums and other collateral. This commitment has a seven-year term expiring on October 31, 2010.

At January 1, 2003, the Company maintained $211 million of stop-loss reinsurance coverage with three reinsurers. At the end of the third quarter of 2003, the Company elected not to renew two of the facilities with $175 million of coverage due to the rating downgrade of the stop-loss providers. In addition, at the end of 2003, MBIA Corp. elected not to renew the remaining $35.7 million of stop-loss reinsurance coverage effective January 1, 2004.

MBIA Inc. also maintained two ten-year annually renewable facilities maturing in 2011 and 2012 for $100 million and $50 million, respectively. These facilities allowed the Company to issue subordinated securities and could be drawn upon if the Company incurred cumulative losses (net of any recoveries) above an annually adjusted attachment point. The $50 million facility was terminated in the fourth quarter of 2003 due to a rating downgrade of the related provider and the $100 million facility was terminated in the second quarter of 2004.

MBIA Corp. has access to $400 million of Money Market Committed Preferred Custodial Trust securities (CPS securities) issued by eight trusts, which were created for the primary purpose of issuing CPS securities and investing the proceeds in high quality commercial paper or short-term U.S. Government obligations. MBIA Corp. has a put option to sell to the trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the trusts will transfer the proceeds to MBIA Corp. in exchange for the preferred stock. The trusts will hold the preferred stock and distribute the preferred dividend to their holders. MBIA Corp. has the right to redeem the preferred shares, and then put the preferred stock back to the trust again, indefinitely. Any preferred stock issued by MBIA Corp. would be non-cumulative unless MBIA Corp. pays dividends on its common stock, during which time the dividends on its preferred stock would be cumulative. Preferred stockholders would have rights that are subordinated to insurance claims, as well as to general unsecured creditors, but senior to any common stockholders of MBIA Corp.

The trusts are vehicles for providing capital support to MBIA Corp. by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put options. S&P and Moody’s rate the trusts AA and Aa2, respectively. To date, MBIA Corp. has not exercised its put options under any of these arrangements.

The Company and MBIA Corp. maintain two short-term bank liquidity facilities totaling $500 million. These bank lines are maintained with a group of highly rated global banks and are currently comprised of a renewable $167 million facility with a term of 364 days and a $333 million facility with a five-year term, maturing in April 2009. As of December 31, 2004, there were no borrowings outstanding under these agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The Company has $19.8 million of outstanding letters of credit for MBIA-MISC that are intended to support the net asset value of certain investment pools managed by MBIA-MISC. These letters can be drawn upon in the event that the liquidation of such assets is required and the proceeds are less than the cost. In addition, the Company has issued commitments to three pooled investment programs managed or administered by MBIA-MISC and its subsidiary. These commitments cover losses in such programs should the net asset values per share decline below specified per share values. At December 31, 2004, the maximum amount of future payments that the Company would be required to make under these commitments was $2.2 billion. These commitments shall be in effect so long as MBIA-MISC and its subsidiary remain as manager or administrator and each program remains in compliance with its respective investment objectives and policies.

NOTE 20: INVESTMENT AGREEMENT, COMMERCIAL PAPER AND MEDIUM-TERM NOTE OBLIGATIONS

Obligations under investment agreement contracts are recorded as liabilities on the Company’s balance sheet based upon proceeds received plus unpaid accrued interest at the balance sheet date. Upon the occurrence of certain contractually agreed-upon events, some of these funds may be withdrawn prior to maturity at the option of the investor. As of December 31, 2004, the annual interest rates on these agreements ranged from 0.61% to 8.02% and the weighted-average interest rate was 3.49%. As of December 31, 2003, the annual interest rates on these agreements ranged from 0.8% to 8.02% and the weighted-average interest rate was 3.69%. Principal payments due under these investment agreements in each of the next five years ending December 31 and thereafter, based upon expected withdrawal dates, are as follows:

In thousands	Principal Amount*
Expected withdrawal date:
2005	$2,743,940
2006	1,497,993
2007	821,885
2008	394,409
2009	611,773
Thereafter	3,405,744

Total	$9,475,744

*	Foreign currency denominated investment agreements are presented in U.S. dollars. Amounts reflect principal due at maturity for investment agreements issued at a discount.

IMC also provides agreements obligating it to purchase designated securities in a bond reserve fund at par value upon the occurrence of certain contractually agreed-upon events. The opportunities and risks in these agreements are analogous to those of investment agreements. The total par value of securities subject to these agreements was $21.1 million at December 31, 2004.

Under private placement offerings, Triple-A issues commercial paper with maturities of up to 270 days. Outstanding commercial paper obligations, net of unamortized discount, at December 31, 2004 and 2003, were $2.6 billion. As of December 31, 2004, the commercial paper had original issue maturities ranging from January 3, 2005 to March 30, 2005, interest rates ranging from 2.09% to 2.55% and a weighted-average interest rate of 2.34%. As of December 31, 2003, the commercial paper had original issue maturities ranging from January 2, 2004 to January 30, 2004, interest rates ranging from 1.03% to 1.30% and a weighted-average interest rate of 1.14%. Triple-A enters into 364-day or shorter term credit facilities with multiple independent third-party credit support providers as a source of liquidity in the event of a commercial paper market disruption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Medium-term note obligations are recorded as liabilities on the Company’s balance sheet based upon proceeds received, net of unamortized discounts and premiums, plus unpaid accrued interest at the balance sheet date. Medium-term notes are issued by GFL as part of MBIA’s asset/liability program and by Meridian, Triple-A and Polaris as part of MBIA’s Conduit program. In 2004, GFL issued 1.6 billion of U.S. dollar and 190.0 million of Euro-denominated medium-term notes, and Meridian issued 1.3 billion of U.S. dollar medium-term notes. The rates of the medium-term notes are fixed or are indexed to the London Interbank Offered Rate (LIBOR), Constant Maturity Swap or the effective Federal Funds rate. As of December 31, 2004, the annual interest rates of the medium-term notes ranged from 0.09% to 5.98% and the weighted-average interest rate was 3.09%. As of December 31, 2003, the annual interest rates of the medium-term notes ranged from 1.09% to 5.98% and the weighted-average interest rate was 2.74%. Principal payments due under medium-term note obligations based on their contractual maturity dates are as follows:

In thousands	Principal Amount*
Maturity date:
2005	$1,461,209
2006	1,434,581
2007	1,214,949
2008	553,611
2009	764,177
Thereafter	1,818,657

Total	$7,247,184

*	Foreign currency denominated medium-term notes are presented in U.S. dollars. Amounts reflect the principal due at maturity for notes issued at a discount or premium.

NOTE 21: NET INSURANCE IN FORCE

MBIA Corp. guarantees the timely payment of principal and interest on municipal, asset-/mortgage-backed and other non-municipal securities. MBIA Corp.’s ultimate exposure to credit loss in the event of nonperformance by the insured is represented by the net insurance in force in the tables that follow.

The insurance policies issued by MBIA Corp. are unconditional commitments to guarantee timely payment on insured obligations to holders of the insured obligations. The creditworthiness of each insured issue is evaluated prior to the issuance of insurance, and each insured issue must comply with MBIA Corp.’s underwriting guidelines. Further, the payments to be made by the issuer on the bonds or notes may be backed by a pledge of revenues, reserve funds, letters of credit, investment contracts or collateral in the form of mortgages or other assets. The right to such funds or collateral would typically become MBIA Corp.’s upon the payment of a claim by MBIA Corp.

MBIA Corp. maintains underwriting guidelines based on those aspects of credit quality that it deems important for each category of obligation considered for insurance. For global public finance transactions these include economic and social trends, debt and financial management, adequacy of anticipated cash flow, satisfactory legal structure and other security provisions, viable tax and economic bases, adequacy of loss coverage and project feasibility. For global structured finance transactions, MBIA Corp.’s underwriting guidelines, analysis and due diligence focus on seller/servicer credit and operational quality. MBIA also analyzes the quality of asset pools, as well as their historical and projected performance. The strength of a structure, including legal segregation of the assets, cash flow analysis, the size and source of first loss protection, asset performance triggers and financial covenants are also reviewed. Such guidelines are subject to periodic review by management, which is responsible for establishing the criteria for the Company’s underwriting standards as well as maintaining the standards in its insurance operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

As of December 31, 2004, insurance in force, net of cessions to reinsurers and other reimbursement arrangements, had an expected maturity range of 1—45 years. Other reimbursement arrangements that have been netted from the Company’s insurance in force as reported below relate to contracts under which the Company is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under GAAP. The distribution of net insurance in force by geographic location, excluding $12.7 billion and $9.7 billion relating to transactions guaranteed by MBIA Corp. on behalf of various investment management services’ affiliated companies in 2004 and 2003, respectively, is set forth in the following table:

	As of December 31
	2004		2003
In billions Geographic Location	Net Insurance In Force	% of Net Insurance In Force	Net Insurance In Force	% of Net Insurance In Force
California	$113.6	12.9%	$104.5	12.5%
New York	65.1	7.3	64.8	7.7
Florida	40.5	4.5	40.6	4.9
Texas	35.4	4.0	32.3	3.9
Illinois	33.1	3.7	31.7	3.8
New Jersey	31.4	3.5	28.0	3.3
Pennsylvania	23.4	2.6	22.7	2.7
Massachusetts	23.2	2.6	23.2	2.8
Washington	20.6	2.3	17.7	2.1
Michigan	17.7	2.0	17.0	2.0

Subtotal	404.0	45.4	382.5	45.7
Nationally diversified	134.7	15.1	135.6	16.3
Other states	221.6	24.9	203.9	24.4

Total United States	760.3	85.4	722.0	86.4

Internationally diversified	57.6	6.5	48.8	5.8
Country specific	72.3	8.1	65.0	7.8

Total Non-United States	129.9	14.6	113.8	13.6

Total	$890.2	100.0%	$835.8	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The net insurance in force by type of bond is set forth in the following table:

	As of December 31
	2004		2003
In billions Bond Type	Net Insurance In Force	% of Net Insurance In Force	Net Insurance In Force	% of Net Insurance In Force
Global Public Finance:
United States
General obligation	$236.5	26.7%	$206.3	24.7%
Utilities	107.9	12.1	98.6	11.8
Special revenue	87.9	9.9	83.9	10.0
Health care	58.0	6.5	59.5	7.1
Transportation	55.4	6.2	51.7	6.2
Higher education	34.8	3.9	32.2	3.8
Housing	29.3	3.3	29.5	3.6
Investor-owned utilities	21.8	2.4	29.4	3.5

Total United States	631.6	71.0	591.1	70.7

Non-United States
Sovereign	16.1	1.7	14.7	1.8
Transportation	14.8	1.6	10.4	1.2
Utilities	9.1	1.0	7.5	0.9
Investor-owned utilities	5.2	0.6	4.5	0.5
Sub-sovereign	1.4	0.2	1.5	0.2
Health care	0.6	0.1	0.6	0.1
Housing	0.5	0.1	0.8	0.1
Higher education	0.1	—	0.1	—

Total Non-United States	47.8	5.3	40.1	4.8

Total Global Public Finance	679.4	76.3	631.2	75.5

Global Structured Finance:
United States
CDO, CLO and CBO	47.4	5.3	41.8	5.0
Mortgage-backed:
Home equity	17.9	2.0	15.7	1.9
Other	10.3	1.2	12.4	1.5
First mortgage	4.2	0.5	5.4	0.7
Asset-backed:
Auto	11.1	1.2	14.5	1.7
Credit cards	7.8	0.9	9.8	1.2
Other	6.6	0.7	7.5	0.9
Leasing	0.8	0.1	1.0	0.1
Pooled corp. obligations & other	21.1	2.4	20.5	2.4
Financial risk	1.5	0.2	2.3	0.3

Total United States	128.7	14.5	130.9	15.7

Non-United States
CDO, CLO and CBO	41.4	4.7	40.6	4.9
Mortgage-backed:
First mortgage	13.2	1.5	8.5	1.0
Other	8.3	0.9	7.4	0.9
Home equity	1.2	0.1	0.6	0.1
Pooled corp. obligations & other	9.9	1.1	8.5	1.0
Asset-backed	5.6	0.6	5.5	0.6
Financial risk	2.5	0.3	2.6	0.3

Total Non-United States	82.1	9.2	73.7	8.8

Total Global Structured Finance	210.8	23.7	204.6	24.5

Total	$890.2	100.0%	$835.8	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The insurance operations have entered into certain guarantees of derivative contracts, included in the preceding tables, which do not qualify for the financial guarantee scope exception under SFAS 133. MBIA Corp. generally guarantees the timely payment of principal and interest related to these derivatives upon the occurrence of a credit event with respect to a referenced obligation. The maximum amount of future payments that MBIA Corp. may be required to make under these guarantees, should a full credit event occur, is $81.4 billion. This amount is net of cessions to reinsurers of $17.0 billion. MBIA Corp.’s guarantees of derivative contracts have a legal maximum maturity range of 1-74 years. A small number of guaranteed credit derivative contracts have long maturities to satisfy regulatory requirements imposed on MBIA’s counterparties. However, the expected maturities of such contracts are much shorter due to amortizations and prepayments in the underlying collateral pools. In accordance with SFAS 133, the fair values of these guarantees at December 31, 2004 are recorded on the balance sheet as assets and liabilities, representing gross gains and losses, of $40.0 million and $26.4 million, respectively. These derivative contracts are discussed further in Note 7.

MBIA Corp. may hold recourse provisions with third parties in these transactions through both reinsurance and subrogation rights. MBIA Corp.’s reinsurance arrangements provide that should MBIA Corp. pay a claim under a guarantee of a derivative contract, then MBIA Corp. could collect amounts from any reinsurers that have reinsured the guarantee on either a proportional or non-proportional basis, depending upon the underlying reinsurance agreement. MBIA Corp. may also have recourse through subrogation rights whereby if MBIA Corp. makes a claim payment, it is entitled to any rights of the insured counterparty, including the right to any assets held as collateral.

MBIA Corp. has also issued guarantees of certain obligations issued by its investment management affiliates that are not included in the previous tables. These guarantees take the form of insurance policies issued by MBIA Corp. on behalf of the investment management affiliates. Should one of these affiliates default on its insured obligations, MBIA Corp. will be required to pay all scheduled principal and interest amounts outstanding. As of December 31, 2004, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees, should a full default occur, is $12.7 billion. These guarantees have a maximum maturity range of 1-42 years. These guarantees were entered into on an arm’s length basis and are fully collateralized by marketable securities. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover all or a portion of the amounts paid under the guarantee.

NOTE 22: REINSURANCE (Restated)

MBIA Corp. reinsures exposure to other insurance companies under various treaty and facultative reinsurance contracts, both on a pro-rata and non-proportional basis. Additionally, the Company has entered into arrangements under which it is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under GAAP. In the event that any or all of the reinsurers are unable to meet their obligations, MBIA Corp. would be liable for such defaulted amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Amounts deducted from gross insurance in force for reinsurance ceded by MBIA Corp. and its subsidiaries were $126.9 billion and $170.0 billion, of which $13.1 million and $21.5 billion related to other reimbursement arrangements, at December 31, 2004 and 2003, respectively. The distribution of ceded insurance in force by, including other reimbursement arrangements, geographic location is set forth in the following table:

	As of December 31
	2004		2003
In billions Geographic Location	Ceded Insurance In Force	% of Ceded Insurance In Force	Ceded Insurance In Force	% of Ceded Insurance In Force
California	$11.9	9.4%	$18.8	11.1%
New York	5.9	4.6	9.7	5.7
New Jersey	4.5	3.6	6.6	3.9
Texas	4.2	3.3	6.0	3.5
Puerto Rico	3.8	3.0	4.0	2.3
Florida	3.7	3.0	5.3	3.1
Massachusetts	3.7	2.9	5.0	3.0
Colorado	3.1	2.4	3.9	2.3
Illinois	2.8	2.2	4.6	2.7
Pennsylvania	2.1	1.6	3.4	2.0

Subtotal	45.7	36.0	67.3	39.6
Nationally diversified	21.8	17.2	30.1	17.7
Other states	19.6	15.4	30.6	18.0

Total United States	87.1	68.6	128.0	75.3

Internationally diversified	15.2	12.0	16.0	9.4
Country specific	24.6	19.4	26.0	15.3

Total Non-United States	39.8	31.4	42.0	24.7

Total	$126.9	100.0%	$170.0	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The distribution of ceded insurance in force by type of bond is set forth in the following table:

	As of December 31
	2004		2003
In billions Bond Type	Ceded Insurance In Force	% of Ceded Insurance In Force	Ceded Insurance In Force	% of Ceded Insurance In Force
Global Public Finance:
United States
General obligation	$15.8	12.5%	$24.8	14.6%
Transportation	12.7	10.0	18.4	10.8
Utilities	11.1	8.7	18.2	10.7
Health care	10.8	8.5	13.9	8.2
Special revenue	8.8	6.9	12.7	7.5
Investor-owned utilities	2.7	2.1	4.6	2.7
Housing	2.0	1.6	2.7	1.6
Higher education	2.0	1.6	3.3	1.9

Total United States	65.9	51.9	98.6	58.0

Non-United States
Transportation	5.9	4.7	7.0	4.2
Utilities	4.7	3.7	5.3	3.1
Sovereign	4.1	3.2	4.0	2.3
Investor-owned utilities	1.8	1.4	2.1	1.2
Sub-sovereign	1.0	0.8	1.0	0.6
Health care	0.2	0.2	0.2	0.2
Housing	—	—	0.1	—

Total Non-United States	17.7	14.0	19.7	11.6

Total Global Public Finance	83.6	65.9	118.3	69.6

Global Structured Finance:
United States
Asset-backed:
Auto	3.2	2.5	4.6	2.7
Credit cards	2.2	1.7	3.8	2.2
Other	0.6	0.5	0.7	0.4
Leasing	0.1	0.1	0.1	0.1
CDO, CLO and CBO	5.8	4.6	6.0	3.5
Mortgage-backed:
Home equity	3.5	2.8	4.0	2.4
Other	1.1	0.9	2.0	1.2
First mortgage	0.4	0.3	0.5	0.3
Pooled corp. obligation & other	4.2	3.3	7.6	4.5
Financial risk	0.1	—	0.1	—

Total United States	21.2	16.7	29.4	17.3

Non-United States
CDO, CLO and CBO	10.8	8.5	10.7	6.3
Mortgage-backed:
Other	2.0	1.6	1.7	1.0
First mortgage	1.9	1.5	1.5	1.0
Home equity	0.3	0.3	—	—
Pooled corp. obligations & other	3.1	2.4	3.6	2.1
Financial risk	2.3	1.8	2.4	1.4
Asset-backed	1.7	1.3	2.4	1.3

Total Non-United States	22.1	17.4	22.3	13.1

Total Global Structured Finance	43.3	34.1	51.7	30.4

Total	$126.9	100.0%	$170.0	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Reinsurance enables the Company to cede exposure for purposes of increasing its capacity to write new business while complying with its single risk and credit guidelines. The rating agencies continuously review reinsurers providing coverage to the financial guarantee industry. When a reinsurer is downgraded, less capital credit is given to MBIA under rating agency models. However, the Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including the downgrade of the reinsurers. Additionally, MBIA requires certain reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2004, the total amount available under these letters of credit and trust arrangements was $518.4 million. The following table shows the percentage ceded to and reinsurance recoverable from reinsurers by S&P’s rating levels:

Reinsurers’ Standard & Poor’s Rating Range	Percentage of Total Par Ceded	Reinsurance Recoverable (in thousands)
AAA	76.33%	$11,738
AA	12.04%	7,749
A	11.53%	13,914
Not Currently Rated	0.09%	338
Non-Investment Grade	0.01%	(5)

Total	100%	$33,734

The top two reinsurers within the AAA rating category represented approximately 55% of total par ceded by MBIA; the top two reinsurers within the AA rating category represented approximately 7% of total par ceded by MBIA; and the top two reinsurers within the A rating category represented approximately 11% of total par ceded by MBIA. For the years ended December 31, 2004, 2003 and 2002, recoveries received under reinsurance contracts totaled $19.2 million, $6.8 million and $0.2 million, respectively.

In February 2004, MBIA Corp. and Channel Re, a Triple-A rated financial guarantee reinsurance company in which MBIA holds a 17.4% ownership interest, entered into treaty and facultative reinsurance arrangements whereby Channel Re agreed to provide committed reinsurance capacity to MBIA Corp. through June 30, 2008 and subject to renewal thereafter. Under these reinsurance arrangements, MBIA Corp. agreed to cede to Channel Re and Channel Re agreed to assume from MBIA Corp. varying percentages of designated policies issued by MBIA Corp. The amount of any policy subject to the committed reinsurance arrangements is based on the type of risk insured and on other factors. Additionally, the reinsurance arrangements provide Channel Re with certain preferential terms, including those related to ceding commissions.

As part of the Company’s portfolio shaping activity in 1998, the Company entered into quota share reinsurance agreements with highly rated reinsurers that obligated the Company to cede future premiums to the reinsurers. As of October 1, 2004, the Company satisfied its obligation to cede under these agreements.

The components of net premiums written and earned, including reinsurance assumed from and ceded to other companies, are set forth in the following table:

	Years ended December 31
			Restated		Restated
In thousands	2004		2003		2002
	Written	Earned	Written	Earned	Written	Earned
Direct	$1,100,234	$971,427	$1,249,832	$933,448	$932,204	$750,404
Assumed	16,681	24,780	18,976	32,193	19,727	27,437

Gross	1,116,915	996,207	1,268,808	965,641	951,931	777,841
Ceded	(146,880)	(173,740)	(218,808)	(225,770)	(181,598)	(184,388)

Net	$970,035	$822,467	$1,050,000	$739,871	$770,333	$593,453

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Ceding commissions received from reinsurers, before deferrals and net of return ceding commissions, were $31.6 million, $62.9 million and $49.7 million in 2004, 2003 and 2002, respectively.

NOTE 23: LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES (Restated)

Loss and LAE reserves are established in an amount equal to the Company’s estimate of unallocated losses, identified or case basis reserves and costs of settlement and other loss mitigation expenses on obligations it has insured. See Note 3 for additional information regarding the Company’s loss reserving policy.

A summary of the unallocated and case basis activity and the components of the liability for loss and LAE reserves are shown in the following table:

In thousands	2004	Restated 2003	Restated 2002
Case basis loss and LAE reserves:
Balance at January 1	$387,253	$330,960	$303,355
Less: reinsurance recoverable	61,085	43,828	35,090

Net balance at January 1	326,168	287,132	268,265

Case basis transfers from unallocated loss reserve related to:
Current year	67,976	13,634	9,971
Prior years	57,878	46,060	39,523

Total	125,854	59,694	49,494

Paid related to:
Current year	2,836	8,859	1,443
Prior years	47,996	11,799	29,184

Total paid	50,832	20,658	30,627

Net balance at December 31	401,190	326,168	287,132
Plus: reinsurance recoverable	33,734	61,085	43,828

Case basis reserve balance at December 31	434,924	387,253	330,960

Unallocated loss reserve:
Balance at January 1	304,228	290,367	277,638
Losses and LAE incurred(1)	81,880	73,555	62,223
Channel Re elimination(2)	(624)	—	—
Reserves related to ASIA Ltd.(3)	32,063	—	—
Transfers to case basis and LAE reserves	(125,854)	(59,694)	(49,494)

Unallocated loss reserve balance at December 31	291,693	304,228	290,367

Total	$726,617	$691,481	$621,327

(1)	Represents the Company’s provision for losses calculated as 12% of scheduled net earned premium.
(2)	Represents the amount of losses and LAE incurred that have been eliminated in proportion to MBIA’s ownership interest in Channel Re, which is carried on an equity method accounting basis.
(3)	Represents reserves associated with the assumption of portfolios from ASIA Ltd.

Total case basis activity was $126 million, $60 million and $49 million in 2004, 2003 and 2002, respectively. Case basis activity during 2004 primarily consisted of loss reserves for insured obligations issued by Fort Worth Osteopathic Hospital, MBIA’s guaranteed tax lien portfolios, AHERF, an older vintage collateralized debt obligation (CDO) and a manufactured housing exposure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

During 2003, case basis activity included reserves for MBIA’s guaranteed tax lien portfolios and losses associated with the guarantee of an older vintage CDO and a Trenwick America Corp. debt obligation. During 2002, case basis activity included reserves for MBIA’s guaranteed tax lien portfolios, AHERF and a structured finance transaction.

During the third quarter of 2004, MBIA acquired $42 million of tax liens, which are recorded in “Other assets.” These tax liens were acquired as a result of payments made on policies related to certain insured tax lien securitization transactions. The balance of these tax liens at December 31, 2004 was $34.9 million, which the Company expects to collect as a result of future redemptions. Additionally, the Company had salvage and subrogation of $154 million and $125 million as of December 31, 2004 and 2003, respectively, included in “Other assets.”

NOTE 24: PENSION AND PROFIT-SHARING PLANS

The Company has a non-contributory, defined contribution pension plan to which the Company contributes 10% of each eligible employee’s annual compensation. Annual compensation consists of base salary, bonus and commissions, as applicable, for determining such contributions. Pension benefits vest over a five-year period with 60% vesting after three years and 20% in years four and five. Pension expense for the years ended December 31, 2004, 2003 and 2002 was $9.7 million, $10.1 million and $10.1 million, respectively.

The Company also has a profit-sharing/401(k) plan. The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute through payroll deductions up to 10% of eligible compensation. The Company matches employee contributions up to the first 5% of such compensation with MBIA Inc. common stock. The benefit of the Company’s contributions vests over five years with 60% vesting after three years and then 20% in years four and five. Generally, a participating employee is entitled to distributions from the plan upon termination of employment, retirement, death or disability. Participants who qualify for distribution may receive a single lump sum, transfer the assets to another qualified plan or individual retirement account, or receive a series of specified installment payments. Company contributions to the profit-sharing/401(k) plan aggregated $5.3 million, $5.1 million and $3.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Amounts relating to the above plans that exceed limitations established by federal regulations are contributed to a non-qualified deferred compensation plan. These non-qualified contributions are included in the above stated pension and profit-sharing/401(k) match amounts and totaled $2.9 million, $3.4 million and $3.9 million for the pension plan, and $1.6 million, $1.7 million and $1.5 million for the profit-sharing/401(k) plan for the years ending December 31, 2004, 2003 and 2002, respectively.

NOTE 25: LONG-TERM INCENTIVE PLANS

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

The board of directors of the Company has authorized a maximum of 7,350,000 shares of the Company’s common stock to be granted as options under the 2000 plan. As of December 31, 2004, 5,875,394 options had been granted under the 2000 plan, net of expirations and cancellations, leaving the total available for future grants at 1,474,606.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The stock option grants, which may continue to be awarded every year, provide the right to purchase shares of common stock at the fair value of the stock on the date of the grant. In 2004, 1,057,515 options were awarded under the 2000 plan. These options vest over four or five years depending on the level of the recipient.

In December 1995, the MBIA Inc. board of directors approved the “MBIA Long-Term Incentive Program” (the incentive program). The incentive program includes a stock option component (described above) and a compensation component linked to the growth in book value per share, including certain adjustments, of the Company’s stock (modified book value) over a three-year period following the grant date. Target levels for the incentive program awards are established as a percentage of total salary and bonus, based upon the recipient’s position. Awards under the incentive program typically are granted from the vice president level up to and including the executive chairman. Actual amounts to be paid are adjusted upward or downward depending on the growth of modified book value versus a baseline target, with a minimum growth of 8% necessary to receive any payment and an 18% growth necessary to receive the maximum payment. Awards under the incentive program are divided equally between the two components, with approximately 50% of the award to be given in stock options and approximately 50% of the award to be paid in cash or shares of Company stock. Payments are made at the end of each three-year measurement period. During 2004, 2003 and 2002, $25.1 million, $21.8 million and $18.8 million, respectively, were recorded as an expense related to modified book value awards.

In December 1995, the Company adopted a restricted stock program whereby certain employees are granted restricted shares of the Company’s common stock. These stock awards may only be sold three, four or five years from the date of grant, at which time the awards fully vest.

In 2004 and 2003, respectively, 603,267 and 247,543 restricted shares (net of canceled shares) of the Company’s common stock were granted to certain employees and directors of the Company. The fair value of the shares awarded (net of cancellations) in 2004 and 2003, determined on the grant date, was $36.6 million and $9.0 million, respectively, which has been recorded as “Unearned compensation-restricted stock” and is included in “stock-based compensation” within shareholders’ equity. Unearned compensation is amortized to expense over the appropriate three- to five-year vesting period (except for a minor portion granted to members of the MBIA Inc. board of directors which is amortized over a ten-year period). Compensation expense related to the restricted stock was $12.1 million, $6.3 million and $5.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

In July 1999, the Company contributed 20,096 additional shares to the ESOP plan. Subsequent to this contribution, the ESOP plan was merged with the MBIA Inc. Employee Profit-Sharing/401(k) plan. In conjunction with the merger of the plans, released ESOP shares were used to fund the 401(k) company match obligations. During 2003 and 2002, 36,030 and 62,709 shares, respectively, were utilized for the 401(k) company match. As of December 31, 2003 and 2002, respectively, a total of 546,034 and 510,004 shares have been allocated to the participants. During 2003 all of the remaining unallocated ESOP shares were allocated to the participants.

Effective January 1, 2002 the Company adopted the fair value recognition provisions of SFAS 123. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS 148, employee stock options’ compensation expense for the years ended December 31, 2004, 2003 and 2002 totaled $16.7 million, $26.4 million and $23.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The number of significant options granted and the assumptions used for valuing such option grants during the last three years are shown in the following table:

	February 2004	February 2003	October 2002	February 2002
Number of options granted	745,200	1,414,010	260,000	1,536,875

Exercise price	$64.84	$36.69	$36.72	$52.81
Dividend yield	1.766%	2.180%	1.852%	1.140%
Expected volatility	.3384	.3330	.3166	.2954
Risk-free interest rate	3.700%	3.483%	3.305%	4.835%
Expected option term (in years)	7.20	6.40	6.40	6.26

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The following table displays the total number of options granted during the last three years. The proxy officers represent the seven most highly compensated officers in 2004 while in 2003 and 2002 there were five disclosed in the Company’s proxy statement.

	Number of Options Granted
	2004	2003	2002
Proxy officers	352,000	669,000	780,000
Other senior officers	355,000	262,500	257,500

Senior officers	707,000	931,500	1,037,500
Other employees	350,515	504,510	816,104

Total	1,057,515	1,436,010	1,853,604

A summary of the Company’s stock option plan as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates, is set forth in the following table:

	2004
Options	Number of Shares	Weighted-Avg. Price per Share
Outstanding at beginning of year	10,123,348	$42.7479
Granted	1,057,515	62.8713
Exercised	1,453,409	63.3124
Expired or canceled	230,436	46.0938

Outstanding at year-end	9,497,018	$45.4433

Exercisable at year-end	5,140,182	$42.8981
Weighted-average fair value per share of options granted during the year		$21.5659

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	2003
Options	Number of Shares	Weighted-Avg. Price per Share
Outstanding at beginning of year	9,533,766	$42.1900
Granted	1,436,010	36.8754
Exercised	748,484	52.5683
Expired or canceled	97,944	45.1221

Outstanding at year-end	10,123,348	$42.7479

Exercisable at year-end	2,976,626	$39.3808
Weighted-average fair value per share of options granted during the year		$11.3446

	2002
Options	Number of Shares	Weighted-Avg. Price per Share
Outstanding at beginning of year	8,325,780	$39.3329
Granted	1,853,604	50.4200
Exercised	479,228	55.5400
Expired or canceled	166,390	44.7200

Outstanding at year-end	9,533,766	$42.1900

Exercisable at year-end	3,033,711	$34.9900
Weighted-average fair value per share of options granted during the year		$17.1878

The following table summarizes information about the plan’s stock options at December 31, 2004:

Range of Average Exercise Price	Number Outstanding at 12/31/04	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable at 12/31/04	Weighted- Average Exercise Price
$25.71-29.71	63,781	3.18	$26.64	57,031	$26.61
$32.54-36.69	2,361,913	6.03	$34.91	1,174,837	$33.15
$36.72-47.95	4,037,916	4.54	$44.32	3,090,791	$44.85
$48.35-64.86	3,033,408	7.11	$55.54	817,523	$50.67

Total	9,497,018	5.72	$45.44	5,140,182	$42.90

NOTE 26: RELATED PARTY TRANSACTIONS

Related parties are defined as the following:

•	Affiliates of the Company: An affiliate is a party that directly or indirectly controls, is controlled by or is under common control with the Company. Control is defined as having, either directly or indirectly, the power to direct the management and policies of the Company through ownership, by contract or otherwise.

•	Entities for which investments are accounted for by the equity method by the Company.

•	Trusts for the benefit of employees, such as pension and profit-sharing trusts, that are managed by or under the trusteeship of management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

•	Principal owners of the Company defined as owners of record or known beneficial owners of more than 10 percent of the voting interests of the Company.

•	Management of the Company which includes persons who are responsible for achieving the objectives of the Company and who have the authority to establish policies and make decisions by which those objectives are to be pursued. Management normally includes members of the board of directors, the chief executive officer, chief operating officer, vice president in charge of principal business functions and other persons who perform similar policymaking functions.

•	Members of the immediate families of principal owners of the Company and its management. This includes family members whom a principal owner or a member of management might control or influence or by whom they may be controlled or influenced because of the family relationship.

•	Other parties with which the Company may deal if one party controls or can significantly influence the management or policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

•	Other parties that can significantly influence the management or policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to the extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

From time to time the Company may enter into transactions with related parties that the Company deems immaterial or which occur in the normal course of business and are deemed to be transacted at “arm’s length” by management. Since 1989, MBIA Corp. has executed five surety bonds to guarantee the payment obligations of the members of the Association that had their S&P claims-paying rating downgraded from Triple-A on their previously issued Association policies. In the event that they do not meet their Association policy payment obligations, MBIA Corp. will pay the required amounts directly to the paying agent. The aggregate outstanding exposure on these surety bonds as of December 31, 2004 is $340 million.

MBIA Inc., through its subsidiaries, is responsible for providing investment advisory and certain related administrative services to the MBIA Capital/Claymore Managed Duration Investment Grade Municipal Fund and, prior to the sale of 1838, provided such services to the 1838 Bond-Debenture Trading Fund and the 1838 Investment Advisors Funds (collectively, the “Funds”). Additionally, MBIA, Inc., through its subsidiaries, earned investment management, accounting, administration and service fees related to the Funds, which aggregated $0.9 million, $1.4 million and $1.7 million for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in investment management services revenues in the Company’s income statement.

The Company owns investments, included in other investments, which are recorded in the Company’s financial statements using the equity method of accounting. These investments are comprised of equity interests in limited partnerships and in Channel Re. All material transactions between MBIA and these entities have been eliminated in MBIA’s consolidated financial statements. During 2004, premiums ceded to Channel Re totaled $192.1 million representing $47.4 million in ceding commissions. Note 22 provides information with respect to the terms of the reinsurance arrangements between MBIA Corp. and Channel Re.

MBIA Corp. insures municipal bonds held by certain Guaranteed Series of Empire State Municipal Exempt Trusts. One of the co-sponsors of these trusts is Lebenthal & Co., Inc., whose chairman emeritus is James A. Lebenthal. Mr. Lebenthal served as a director of MBIA during 2004. The Company believes that the terms of these insurance policies and premiums charged are no less favorable than those related to similar unit investment trusts.

The Company had no loans outstanding with any executive officers or directors during 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 27: FAIR VALUE OF FINANCIAL INSTRUMENTS (Restated)

The estimated fair value amounts of financial instruments shown in the following table have been determined by the Company using available market information and widely accepted valuation methodologies. However, in certain cases considerable judgment was required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

FIXED-MATURITY SECURITIES—The fair value of fixed-maturity securities available-for-sale, including securities pledged as collateral, is based upon quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

INVESTMENTS HELD-TO-MATURITY—The held-to-maturity investments are comprised of fixed and floating rate fixed-maturity securities. The fair value of the fixed rate investments is determined by calculating the net present value of estimated future cash flows assuming prepayments, defaults and discount rates that the Company believes market participants would use for similar assets. The carrying value of the floating rate investments approximates their fair value.

SHORT-TERM INVESTMENTS—Short-term investments are carried at amortized cost, which approximates fair value.

OTHER INVESTMENTS—Other investments include the Company’s interest in equity-oriented and equity method investments. The fair value of these investments is based on quoted market prices, investee financial statements or cash flow modeling.

CASH AND CASH EQUIVALENTS, ACCRUED INVESTMENT INCOME, REINSURANCE RECOVERABLE ON UNPAID LOSSES, RECEIVABLE FOR INVESTMENTS SOLD, SHORT-TERM DEBT AND PAYABLE FOR INVESTMENTS PURCHASED—The carrying amounts of these items are reasonable estimates of their fair values as they are short-term in nature.

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

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES—The carrying amount is composed of the present value of the expected cash flows for specifically identified claims combined with an estimate for unidentified claims. Therefore, the carrying amount is a reasonable estimate of the fair value of the reserve.

INVESTMENT AGREEMENTS AND MEDIUM-TERM NOTES—The fair values of investment agreements and medium-term notes are estimated using discounted cash flow calculations based upon interest rates currently being offered for similar agreements and notes with maturities consistent with those remaining for the agreements and notes being valued.

COMMERCIAL PAPER—The carrying value of commercial paper approximates its fair value primarily due to their short-term nature or variability in interest rates.

VARIABLE INTEREST ENTITY FLOATING RATE NOTES—Variable interest entity floating rate notes consist of floating rate securities and related accrued interest. The carrying values of variable interest entity notes approximate their fair values due to the term of the applicable interest rates.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE—The fair value is estimated using discounted cash flow calculations based upon interest rates currently being offered for similar agreements.

LONG-TERM DEBT—The fair value is estimated based on quoted market prices for the same or similar securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

DERIVATIVES—The fair value is derived from market information and appropriate valuation methodologies which reflect the estimated amounts that the Company would receive or pay to terminate the transaction at the reporting date.

			Restated
	As of December 31, 2004		As of December 31, 2003
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS:
Fixed-maturity securities	$20,410,775	$20,410,775	$17,089,704	$17,089,704
Investments held-to- maturity	7,540,218	7,535,787	8,890,866	8,955,173
Short-term investments	2,405,192	2,405,192	1,913,476	1,913,476
Other investments	261,865	261,865	357,346	357,346
Cash and cash equivalents	366,236	366,236	227,544	227,544
Accrued investment income	312,208	312,208	269,909	269,909
Prepaid reinsurance premiums	471,375	454,576	466,762	424,316
Reinsurance recoverable on unpaid losses	33,734	33,734	61,085	61,085
Receivable for investments sold	67,205	67,205	20,376	20,376
Derivative assets	288,811	288,811	256,744	256,744

LIABILITIES:
Deferred premium revenue	$3,211,811	$3,141,783	$3,079,851	$2,863,174
Loss and loss adjustment expense reserves	726,617	726,617	691,481	691,481
Investment agreements	8,678,036	9,162,017	6,956,669	7,136,607
Commercial paper	2,598,655	2,598,655	2,639,878	2,639,878
Medium-term notes	6,943,840	6,930,925	7,091,638	7,056,612
Variable interest entity floating rate notes	600,505	600,505	600,299	600,299
Securities sold under agreements to repurchase	647,104	645,683	505,883	507,835
Short-term debt	58,745	58,745	57,337	57,337
Long-term debt	1,332,540	1,345,860	1,021,795	1,113,666
Payable for investments purchased	94,609	94,609	47,059	47,059
Derivative liabilities	528,562	528,562	437,683	437,683

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 28: QUARTERLY FINANCIAL INFORMATION (Restated and Unaudited)

A summary of selected quarterly income statement information follows:

	Previously Reported 2004
In thousands except per share amounts	First	Second	Third
Gross premiums written	$204,693	$372,909	$255,609
Net premiums written	169,729	323,618	203,695
Premiums earned	199,822	208,300	201,777
Investment income and realized gains and losses	168,212	132,729	119,601
All other revenues	122,621	161,145	154,810
Income from continuing operations	207,620	214,401	186,046
Income from discontinued operations, net of tax	29	2,668	0
Net income	$207,649	$217,069	$186,046

Basic EPS:*
Income from continuing operations	$1.45	$1.49	$1.32
Income from discontinued operations	0.00	0.02	0.00

Net income	$1.45	$1.51	$1.32

Diluted EPS:*
Income from continuing operations	$1.42	$1.47	$1.29
Income from discontinued operations	0.00	0.02	0.00

Net income	$1.42	$1.48	$1.29

	2004
In thousands except per share amounts	Restated First	Restated Second	Restated Third	Fourth	Full Year
Gross premiums written	$204,693	$372,909	$255,609	$283,704	$1,116,915
Net premiums written	173,961	327,850	207,927	260,297	970,035
Premiums earned	201,870	210,782	204,321	205,494	822,467
Investment income and realized gains and losses	168,212	132,729	119,601	135,233	555,775
All other revenues	122,621	161,145	154,810	184,084	622,660
Income from continuing operations	208,588	215,715	187,496	200,929	812,728
Income from discontinued operations, net of tax	29	2,668	0	(121)	2,576
Net income	$208,617	$218,383	$187,496	$200,808	$815,304

Basic EPS:*
Income from continuing operations	$1.45	$1.50	$1.33	$1.45	$5.73
Income from discontinued operations	0.00	0.02	0.00	0.00	0.02

Net income	$1.45	$1.52	$1.33	$1.44	$5.75

Diluted EPS:*
Income from continuing operations	$1.42	$1.47	$1.30	$1.42	$5.61
Income from discontinued operations	0.00	0.02	0.00	0.00	0.02

Net income	$1.42	$1.49	$1.30	$1.41	$5.63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Previously Reported 2003
In thousands except per share amounts	First	Second	Third	Fourth	Full Year
Gross premiums written	$288,147	$327,094	$346,052	$307,515	$1,268,808
Net premiums written	224,028	271,523	275,957	261,564	1,033,072
Premiums earned	161,180	185,671	194,358	191,788	732,997
Investment income and realized gains and losses	138,951	130,758	126,486	131,169	527,364
All other revenues	173,303	159,082	118,760	139,043	590,188
Income from continuing operations	223,212	217,136	189,283	181,850	811,481
Income from discontinued operations, net of tax	114	718	1,102	170	2,104
Net income	$223,326	$217,854	$190,385	$182,020	$813,585

Basic EPS:*
Income from continuing operations	$1.55	$1.52	$1.32	$1.27	$5.66
Income from discontinued operations	0.00	0.00	0.01	0.00	0.01

Net income	$1.55	$1.52	$1.33	$1.27	$5.67

Diluted EPS:*
Income from continuing operations	$1.54	$1.50	$1.30	$1.25	$5.60
Income from discontinued operations	0.00	0.01	0.01	0.00	0.01

Net income	$1.54	$1.51	$1.31	$1.25	$5.61

	Restated 2003
In thousands except per share amounts	First	Second	Third	Fourth	Full Year
Gross premiums written	$288,147	$327,094	$346,052	$307,515	$1,268,808
Net premiums written	228,260	275,755	280,189	265,796	1,050,000
Premiums earned	162,603	187,385	196,248	193,635	739,871
Investment income and realized gains and losses	138,951	130,758	126,486	131,169	527,364
All other revenues	173,303	159,082	118,760	139,043	590,188
Income from continuing operations	223,497	217,683	189,997	182,635	813,812
Income from discontinued operations, net of tax	114	718	1,102	170	2,104
Net income	$223,611	$218,401	$191,099	$182,805	$815,916

Basic EPS:*
Income from continuing operations	$1.55	$1.52	$1.33	$1.27	$5.67
Income from discontinued operations	0.00	0.00	0.01	0.00	0.01

Net income	$1.55	$1.53	$1.33	$1.28	$5.69

Diluted EPS:*
Income from continuing operations	$1.54	$1.51	$1.31	$1.25	$5.61
Income from discontinued operations	0.00	0.00	0.01	0.00	0.01

Net income	$1.54	$1.51	$1.32	$1.26	$5.63

* Due to rounding, quarterly per share amounts may not add to the totals for the years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2004.

Management’s Report on Internal Control over

Financial Reporting

Management of MBIA Inc. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

MBIA’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and, (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2004 was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors is set forth under “Election of Directors” in the Company’s Proxy Statement to be filed on or before March 31, 2005, which is incorporated by reference.

Information regarding executive officers is set forth under Item 1, “Business - Executive Officers,” included in this annual report.

Information concerning the Company’s Audit Committee will be set forth under “The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed on or before March 31, 2005, which is incorporated by reference.

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

Item 11. Executive Compensation

Information regarding compensation of the Company’s executive officers is set forth in the “Report of the Compensation and Organization Committee on Executive Compensation” and in the five compensation tables in the Company’s Proxy Statement to be filed on or before March 31, 2005, which is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is set forth under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information Table” in the Company’s Proxy Statement to be filed on or before March 31, 2005, which is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services will be set forth under “Report of the Audit Committee – Principal Accounting Fees and Services” in the Company’s Proxy Statement to be filed on or before March 31, 2005, which is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedules and Exhibits.

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2004 and 2003

Consolidated statements of income for the years ended December 31, 2004, 2003 and 2002.

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2004, 2003 and 2002.

Consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002.

Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this report.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2004.
II.	Condensed financial information of Registrant for December 31, 2004, 2003 and 2002.
IV.	Reinsurance for the years ended December 31, 2004, 2003 and 2002.

The report of the Registrant’s Independent Registered Public Accounting Firm with respect to the above listed financial statement schedules is included within the Financial Statements of MBIA Inc.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

(An exhibit index immediately preceding the Exhibits indicates the page number where each exhibit filed as part of this report can be found.)

1. Underwriting Agreements.

1.1. Underwriting Agreement, dated November 17, 2004, among MBIA Inc. and Lehman Brothers Inc. and J.P. Morgan Securities Inc. as representatives of the underwriters named therein, in connection with the $350,000,000 5.70% senior notes due 2034, incorporated by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K filed on November 29, 2004.

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

3.2. By-Laws as Amended as of March 19, 1998, incorporated by reference to Exhibit 3.2 of the 1998 10-K.

4. Instruments Defining the Rights of Security Holders, including Indentures.

4.1. Indenture, dated as of August 1, 1990, between MBIA Inc. and The First National Bank of Chicago, Trustee, incorporated by reference to Exhibit 10.72 to the 1992 10-K.

4.2. Bond Purchase and Paying Agent Agreement between MBIA Inc. and various banks, entered into as of December 12, 2000 in connection with CHF 175,000,000 4.5% Bonds, due June 15, 2010, incorporated by reference to Exhibit 4.2 to the 2000 10-K.

4.3. Senior Indenture, dated as of November 24, 2004, between MBIA Inc. and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on November 29, 2004.

4.4. First Supplemental Indenture, dated as of November 24, 2004, between MBIA Inc. and The Bank of New York, as Trustee, in connection with the $350,000,000 5.70% senior notes due 2034, incorporated by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K filed on November 29, 2004.

10. Material Contracts

+10.01. Second Amended and Restated Tax Allocation Agreement, dated as of March 11, 2004 between the Company and MBIA Insurance Corporation.

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

10.04. First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994, incorporated by reference to Exhibit 10.63 to the 1994 10-K, as further amended by the Second Amendment to the First Restated Credit Agreement, dated as of January 1, 1996, and as further amended by the Third Amendment to the First Restated Credit Agreement, dated as of October 1, 1996, incorporated by reference to Exhibit 10.57 to the 1996 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of October 1, 1997, incorporated by reference to Exhibit 10.46 to the 1997 10-K, as further amended by the First Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 1998, incorporated by reference to Exhibit 10.13 to the 1998 10-K, as further amended and restated by the Second Amendment to the Second Amended and Restated Credit Agreement, dated as of October 29, 1999, incorporated by reference to Exhibit 10.13 to the 1999 10-K, as further amended and restated by the Third Amendment to the Second Amended and Restated Credit Agreement, dated as of October 27, 2000, incorporated by reference to Exhibit 10.04 to the 2000 10-K, as further amended by the Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of October 31, 2001, incorporated by reference to Exhibit 10.04 to the 2001 10-K, as further amended and restated by the Third Amended and Restated Credit Agreement, dated as of October 31, 2002, incorporated by reference to Exhibit 10.04 to the 2002 10-K, as further amended by the First Amendment to the Third Amended and Restated Credit Agreement dated as of October 31, 2003, incorporated by reference to Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Comm. File 1-9583) (the “2003 10-K”).

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

+10.07. Investment Services Agreement, effective as of April 28, 1995, between MBIA Insurance Corporation and MBIA Securities Corp., as amended by Amendment No. 1, dated as of December 29, 1995, incorporated by reference to Exhibit 10.65 to the 1995 10-K, as amended by Amendment No. 2, dated January 14, 1997, incorporated by reference to Exhibit 10.53 to the 1997 10-K, as amended by Amendment No. 3, dated September 10, 2001, as further amended by Amendment No. 4 dated as of January 2, 2003.

+10.08. Investment Services Agreement, effective January 2, 1996, between MBIA Insurance Corp. of Illinois and MBIA Securities Corp., incorporated by reference to Exhibit 10.66 to the 1995 10-K, as amended by Amendment No. 1, dated as of January 2, 2003.

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

10.14. Credit Agreement (364 day agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.33 to the 1998 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August 2000, incorporated by reference to Exhibit 10.14 to the 2000 10-K, as further amended by the First Amendment, dated as of February 9, 2001, the Second Amendment to the Credit Agreement, dated as of July 31, 2001, and the Third Amendment, dated as of December 7, 2001, incorporated by reference to Exhibit 10.14 to the 2001 10-K, as amended and restated by the Amended and Restated Credit Agreement, dated as of April 19, 2002, incorporated by reference to Exhibit 10.14 to the 2002 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of April 16, 2003, incorporated by reference to Exhibit 10.14 to the 2003 10-K.

10.15. Credit Agreement (5 year agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.34 to the 1998 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August 2000, incorporated by reference to Exhibit 10.15 to the 2000 10-K as further amended by the First Amendment, dated as of February 9, 2001, the Second Amendment to the Credit Agreement, dated as of July 31, 2001, and the Third Amendment, dated as of December 7, 2001, incorporated by reference to Exhibit 10.15 to the 2001 10-K, as amended and restated by the Amended and Restated Credit Agreement, dated as of April 19, 2002, incorporated by reference to Exhibit 10.15 to the 2002 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of April 16, 2003, incorporated by reference to Exhibit 10.15 to the 2003 10-K.

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

10.57. Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust V, dated as of May 14, 2003, incorporated by reference to Exhibit 10.57 to the 2003 10-K.

10.58. Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust VI, dated as of May 14, 2003, incorporated by reference to Exhibit 10.58 to the 2003 10-K

10.59. Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust VII, dated as of May 14, 2003, incorporated by reference to Exhibit 10.59 to the 2003 10-K.

10.60. Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust VIII, dated as of May 14, 2003, incorporated by reference to Exhibit 10.60 to the 2003 10-K

+10.72. Amended and Restated Net Worth Maintenance Agreement, dated as of October 12, 2004, between MBIA Insurance Corporation, MBIA UK (Holdings) Limited and MBIA UK Insurance Ltd.

+10.73. Excess of Loss Reinsurance Agreement, dated as of May 14, 2004, between MBIA UK Insurance Ltd. and MBIA Insurance Corporation.

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

10.50. MBIA Inc. Restricted Stock Plan for Non-Employee Directors, effective as of March 21, 2002, incorporated by reference to the MBIA Inc. Form S-8 filed on March 14, 2002 (Reg. No. 333-84300) (the”2002 S-8”).

10.51. Amended and Restated Deferred Compensation and Stock Ownership Plan for Non-Employee Directors, effective as of March 21, 2002, incorporated by reference to the 2002 S-8.

10.52. MBIA Inc. Annual and Long-Term Incentive Plan, effective as of January 1, 2002, incorporated by reference to Exhibit 10.52 of the 2002 10-K, as amended by Amendment No. 1 dated as of February 10, 2004, incorporated by reference to Exhibit 10.52 to the 2003 10-K.

10.61. Form of Restricted Stock Agreement for Chief Executive Officer, incorporated by reference to Exhibit 10.61 to the 2003 10-K.

10.62. Form of Restricted Stock Agreement for Directors, incorporated by reference to Exhibit 10.62 to the 2003 10-K.

10.63. Form of Restricted Stock Agreement for Executive Officers, incorporated by reference to Exhibit 10.63 to the 2003 10-K.

10.64. Form of Stock Option Agreement for Chief Executive Officer and President, incorporated by reference to Exhibit 10.64 to the 2003 10-K.

10.65 Form of Stock Option Agreement for Executive Officers, incorporated by reference to Exhibit 10.65 to the 2003 10-K.

10.66 Letter Agreement dated May 6, 2004 by and between MBIA Inc. and Joseph W. Brown, incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on May 7, 2004.

10.67 Letter Agreement dated May 6, 2004 by and between MBIA Inc. and Gary C. Dunton, incorporated by reference to Exhibit 10.67 to the Company’s Current Report on Form 8-K filed on May 7, 2004.

10.68 Restricted Stock Agreement dated as of May 6, 2004 by and between MBIA Inc. and Joseph W. Brown, incorporated by reference to Exhibit 10.68 to the Company’s Current Report on Form 8-K filed on May 7, 2004.

10.69 Restricted Stock Agreement dated as of May 6, 2004 by and between MBIA Inc. and Gary C. Dunton, incorporated by reference to Exhibit 10.69 to the Company’s Current Report on Form 8-K filed on May 7, 2004.

+10.70. Letter Agreement by and between Richard L. Weill and MBIA Insurance Corporation, effective June 30, 2004.

+10.71. Agreement and General Release by and between Richard L. Weill and MBIA Insurance Corporation, effective June 30, 2004.

10.74. Letter Agreement by and between John B. Caouette and MBIA Insurance Corporation, effective December 24, 2004, incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on December 29, 2004.

10.75. Agreement and General Release by and between John B. Caouette and MBIA Insurance Corporation, effective December 24, 2004, incorporated by reference to Exhibit 10.67 to the Company’s Current Report on Form 8-K filed on December 29, 2004.

+21. List of Subsidiaries.

+23. Consent of PricewaterhouseCoopers LLP.

+31.1 Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 302.

+31.2 Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 302.

*32.1 Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 906.

*32.2 Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 906.

+99.1 Additional Exhibits - MBIA Corp. GAAP Financial Statements.

+	Filed Herewith
*	Furnished Herewith

(b) Reports on Form 8-K: The Company filed seven reports on Form 8-K in the fourth quarter of 2004 which referenced the retirement of former Vice Chairman John Caouette, the pricing and closing of the Company’s senior note issuance and the redemption of other outstanding debt, the Company’s subpoena regarding non-traditional reinsurance products, a comment on new business production and loss activity for the quarter ended September 30, 2004, and the release of earnings as of the quarter ended September 30, 2004. In the first quarter of 2005, the Company filed five reports on Form 8-K through March 10, 2005 referencing the retirement of two members of the Company’s Board of Directors, modifications to the compensation received by the Company’s chairman and matters related to the AHERF transaction and the associated investigations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBIA Inc. (Registrant)

Dated: March 16, 2005

	By	/s/ Gary C. Dunton
	Name:	Gary C. Dunton
	Title:	Chief Executive Officer

Pursuant to the requirements of Instruction D to Form 10-K under the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph W. Brown	Chairman and Director	March 16, 2005
Joseph W. Brown

/s/ Douglas C. Hamilton	Assistant Vice President and	March 16, 2005
Douglas C. Hamilton	Controller

/s/ C. Edward Chaplin	Director	March 16, 2005
C. Edward Chaplin

/s/ David C. Clapp	Director	March 16, 2005
David C. Clapp

/s/ Gary C. Dunton	Director	March 16, 2005
Gary C. Dunton

/s/ Claire L. Gaudiani	Director	March 16, 2005
Claire L. Gaudiani

/s/ Daniel P. Kearney	Director	March 16, 2005
Daniel P. Kearney

/s/ Laurence H. Meyer	Director	March 16, 2005
Laurence H. Meyer

/s/ Debra J. Perry	Director	March 16, 2005
Debra J. Perry

/s/ John A. Rolls	Director	March 16, 2005
John A. Rolls

SCHEDULE I

MBIA INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2004

(In thousands)

Column A	Column B	Column C	Column D
Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet
Fixed-maturities
Bonds:
United States Treasury and Government agency obligations	$597,885	$631,815	$631,815
State and municipal obligations	4,341,254	4,640,194	4,640,194
Corporate and other obligations	12,447,333	12,989,566	12,989,566
Mortgage-backed	2,130,126	2,149,200	2,149,200

Total fixed-maturities	19,516,598	20,410,775	20,410,775
Held-to-maturity
Corporate and other obligations	7,121,030	7,116,599	7,121,030
Mortgage-backed	419,188	419,188	419,188

Total held-to-maturity	7,540,218	7,535,787	7,540,218
Short-term investments	2,405,192	n/a	2,405,192
Other investments	261,865	n/a	261,865

Total investments	$29,723,873	n/a	$30,618,050

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2004	December 31, 2003
		(Restated)
ASSETS
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $10,137,505 and $6,968,386)	$10,468,119	$7,250,218
Investment agreement portfolio pledged as collateral, at fair value (amortized cost $713,704 and $576,747)	730,870	590,824
Short-term investments, at amortized cost (which approximates fair value)	1,305,976	931,380
Other investments	36,437	13,492

Total investments	12,541,402	8,785,914
Cash and cash equivalents	102,244	47,122
Investment in wholly-owned subsidiaries	6,706,460	6,632,888
Intercompany loan receivable	672,411	652,926
Accrued investment income	138,137	102,946
Receivable for investments sold	64,529	17,932
Derivative assets	231,564	160,264
Other assets	142,421	94,733

Total assets	$20,599,168	$16,494,725

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Investment agreements	$8,342,923	$6,515,878
Securities sold under agreements to repurchase	649,281	501,397
Long-term debt	1,326,990	1,016,245
Intercompany loan payable	3,147,056	1,883,456
Deferred income taxes, net	106,841	80,317
Payable for investments purchased	78,895	45,952
Dividends payable	33,489	28,824
Derivative liabilities	156,715	105,841
Other liabilities	177,907	114,662

Total liabilities	14,020,097	10,292,572

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding shares—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—155,607,737 and 153,551,061	155,608	153,551
Additional paid-in capital	1,410,799	1,295,638
Retained earnings	5,215,191	4,536,624
Accumulated other comprehensive income, net of deferred income tax of $317,563 and $337,175	611,173	632,623
Unearned compensation—restricted stock	(34,686)	(12,299)
Treasury stock, at cost—16,216,405 shares in 2004 and 9,675,887 shares in 2003	(779,014)	(403,984)

Total shareholders’ equity	6,579,071	6,202,153

Total liabilities and shareholders’ equity	$20,599,168	$16,494,725

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME

(In thousands)

	Years Ended December 31
	2004	2003	2002
		(Restated)	(Restated)
Revenues:
Operating income	$70,443	$56,747	$36,370
Net investment income	24,379	18,696	8,048
Net realized gains (losses)	(2,282)	26,905	6,607
Net gains (losses) on derivative instruments	(5,359)	(3,488)	436

Total revenues	87,181	98,860	51,461

Expenses:
Interest expense	74,699	68,691	58,719
Operating expenses	24,266	22,711	17,685

Total expenses	98,965	91,402	76,404

Gain (loss) before income taxes and equity in earnings of subsidiaries	(11,784)	7,458	(24,943)
Income tax provision (benefit)	(925)	1,896	(22,052)

Gain (loss) before equity in earnings of subsidiaries	(10,859)	5,562	(2,891)
Equity in earnings of subsidiaries	826,163	810,354	582,000

Net income	$815,304	$815,916	$579,109

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2004	2003	2002
		(Restated)	(Restated)
Cash flows from operating activities:
Net income	$815,304	$815,916	$579,109
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(78,863)	(570,354)	(342,250)
Increase in accrued investment income	(35,191)	(22,070)	(16,611)
Net realized losses (gains) on sale of investments	2,282	(26,905)	(6,607)
Deferred income tax provision (benefit)	10,955	659	(1,132)
Net (gains) losses on derivative instruments	5,359	3,488	(436)
Stock option compensation	19,536	26,428	23,853
Other, net	30,190	(42,163)	34,649

Total adjustments to net income	(45,732)	(630,917)	(308,534)

Net cash provided by operating activities	769,572	184,999	270,575

Cash flows from investing activities:
Purchase of fixed-maturity securities, net of payable for investments purchased	(6,722,076)	(8,488,551)	(9,553,366)
Sale of fixed-maturity securities, net of receivable for investments sold	6,292,488	8,521,606	9,534,367
(Purchase) sale of short-term investments	(374,596)	(18,104)	5,281
Purchase of other investments	(30,933)	—	—
Purchases for investment agreement portfolio, net of payable for investments purchased	(5,008,533)	(4,063,149)	(5,172,450)
Sales from investment agreement portfolio, net of receivable for investments sold	2,090,739	3,105,967	3,928,847
Contributions to subsidiaries	(20,500)	(27,356)	(33,294)
Advances to subsidiaries, net	(25,391)	(31,729)	(100,667)

Net cash used by investing activities	(3,798,802)	(1,001,316)	(1,391,282)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	348,548	—	291,300
Net repayment from retirement of long-term debt	(50,000)	—	(100,000)
Dividends paid	(132,072)	(110,999)	(97,154)
Purchase of treasury stock	(375,030)	(82,404)	(208,945)
Other borrowings	—	30,000	—
Proceeds from affiliate loan	1,251,109	350,661	872,875
Proceeds from issuance of investment agreements and medium-term notes	5,160,019	4,125,755	3,437,435
Payments for drawdowns of investment agreements and medium-term notes	(3,327,142)	(3,443,938)	(3,090,285)
Securities sold under agreements to repurchase, net	147,883	(39,843)	(16,578)
Capital issuance costs	(2,353)	(4,056)	(2,774)
Exercise of stock options	63,390	25,806	16,322

Net cash provided by financing activities	3,084,352	850,982	1,102,196

Net increase (decrease) in cash and cash equivalents	55,122	34,665	(18,511)
Cash and cash equivalents—beginning of year	47,122	12,457	30,968

Cash and cash equivalents—end of year	$102,244	$47,122	$12,457

Supplemental cash flow disclosures:
Income taxes paid (refunded)	$5,803	$(1,110)	$157
Interest paid on long-term debt	$70,851	$69,876	$63,318

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Condensed Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s consolidated financial statements and the notes thereto. The financial statements for the years ended December 31, 2003 and 2002 have been restated as described in Note 2 to MBIA Inc.’s Consolidated Financial Statements.

2.	Significant Accounting Policies

The Parent Company carries its investments in subsidiaries under the equity method.

3.	Dividends from Subsidiaries

During 2004 and 2003, MBIA Insurance Corporation declared and paid dividends of $747.3 million and $240.0 million to MBIA Inc.

4.	Obligations under Investment Agreement, Commercial Paper and Medium-Term Notes

The investment agreement business, as described in footnotes 3 and 20 to the consolidated financial statements of MBIA Inc. and subsidiaries is conducted by both the Registrant and its wholly owned subsidiary, MBIA Investment Management Corp.

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F

Insurance Premiums Written	Direct Amount	Ceded to Other Value	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2004	$1,100,234	$146,880	$16,681	$ 970,035	1.7%

2003 (Restated)	$1,249,832	$218,808	$18,976	$1,050,000	1.8%

2002 (Restated)	$ 932,204	$181,598	$19,727	$ 770,333	2.6%

Securities and Exchange Commission

Washington, D.C. 20549

Exhibits

to

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission File No. 1-9583

MBIA Inc.

Exhibit Index

10.01. Second Amended and Restated Tax Allocation Agreement, dated as of March 11, 2004 between the Company and MBIA Insurance Corporation.

10.07. Investment Services Agreement, effective as of April 28, 1995, between MBIA Insurance Corporation and MBIA Securities Corp., as amended by Amendment No. 1, dated as of December 29, 1995, incorporated by reference to Exhibit 10.65 to the 1995 10-K, as amended by Amendment No. 2, dated January 14, 1997, incorporated by reference to Exhibit 10.53 to the 1997 10-K, as amended by Amendment No. 3, dated September 10, 2001, as further amended by Amendment No. 4 dated as of January 2, 2003.

10.08. Investment Services Agreement, effective January 2, 1996, between MBIA Insurance Corp. of Illinois and MBIA Securities Corp., incorporated by reference to Exhibit 10.66 to the 1995 10-K, as amended by Amendment No. 1, dated as of January 2, 2003.

10.70. Letter Agreement by and between Richard L. Weill and MBIA Insurance Corporation, effective June 30, 2004.

10.71. Agreement and General Release by and between Richard L. Weill and MBIA Insurance Corporation, effective June 30, 2004.

10.72. Amended and Restated Net Worth Maintenance Agreement, dated as of October 12, 2004, between MBIA Insurance Corporation and MBIA UK Insurance Ltd.

10.73. Excess of Loss Reinsurance Agreement, dated as of May 14, 2004, between MBIA UK Insurance Ltd. and MBIA Insurance Corporation.

21. List of Subsidiaries.

23. Consent of PricewaterhouseCoopers LLP.

31.1 Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 302.

31.2 Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 302.

 *32.1 Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 906.

 *32.2 Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 906.

99.1 Additional Exhibits - MBIA Insurance Corporation GAAP Financial Statements.

*	Furnished Herewith