Form 10-Q
period 2005-03-31
MBIA INC
filed 2005-05-10
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

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

As of April 29, 2005 there were outstanding 135,408,786 shares of Common Stock, par value $1 per share, of the registrant.

(2)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except per share amounts)

	March 31, 2005	December 31, 2004
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $20,476,640 and $18,802,894)	$21,134,588	$19,679,905
Investments held-to-maturity, at amortized cost (fair value $7,120,369 and $7,535,787)	7,140,265	7,540,218
Investment agreement portfolio pledged as collateral, at fair value (amortized cost $744,071 and $713,704)	768,196	730,870
Short-term investments, at amortized cost (which approximates fair value)	1,859,417	2,405,192
Other investments	258,949	261,865

Total investments	31,161,415	30,618,050

Cash and cash equivalents	544,484	366,236
Accrued investment income	336,904	312,208
Deferred acquisition costs	371,932	360,496
Prepaid reinsurance premiums	462,390	471,375
Reinsurance recoverable on unpaid losses	33,202	33,734
Goodwill	79,406	79,406
Property and equipment, at cost (less accumulated depreciation of $112,416 and $108,848)	113,124	114,692
Receivable for investments sold	100,865	67,205
Derivative assets	270,648	288,811
Other assets	282,295	315,197

Total assets	$33,756,665	$33,027,410

Liabilities and Shareholders’ Equity

Liabilities:
Deferred premium revenue	$3,238,851	$3,211,181
Loss and loss adjustment expense reserves	755,563	726,617
Investment agreements	9,316,470	8,678,036
Commercial paper	2,302,859	2,598,655
Medium-term notes	7,414,651	6,943,840
Variable interest entity floating rate notes	600,670	600,505
Securities sold under agreements to repurchase	686,131	647,104
Short-term debt	58,745	58,745
Long-term debt	1,325,460	1,332,540
Current income taxes	12,126	—
Deferred income taxes, net	573,849	610,545
Deferred fee revenue	24,355	26,780
Payable for investments purchased	201,138	94,609
Derivative liabilities	428,360	528,562
Other liabilities	381,426	390,620

Total liabilities	27,320,654	26,448,339

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares — 156,241,947 and 155,607,737	156,242	155,608
Additional paid-in capital	1,449,944	1,410,799
Retained earnings	5,377,327	5,215,191
Accumulated other comprehensive income, net of deferred income tax of $268,807 and $317,563	500,516	611,173
Unearned compensation — restricted stock	(56,206)	(34,686)
Treasury stock, at cost — 19,829,450 and 16,216,405 shares	(991,812)	(779,014)

Total shareholders’ equity	6,436,011	6,579,071

Total liabilities and shareholders’ equity	$33,756,665	$33,027,410

The accompanying notes are an integral part of the consolidated financial statements.

(3)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands except per share amounts)

	Three months ended March 31
	2005	2004
		Restated
Insurance
Revenues:
Gross premiums written	$282,619	$204,693
Ceded premiums	(35,688)	(30,732)

Net premiums written	246,931	173,961

Scheduled premiums earned	169,873	161,994
Refunding premiums earned	36,365	39,876

Premiums earned (net of ceded premiums of $45,415 and $44,918)	206,238	201,870
Net investment income	119,146	121,841
Advisory fees	6,425	5,865
Net realized gains	211	46,293
Net gains (losses) on derivative instruments and foreign exchange	(6,075)	1,070

Total insurance revenues	325,945	376,939

Expenses:
Losses and loss adjustment	20,385	19,439
Amortization of deferred acquisition costs	16,293	15,586
Operating	29,166	27,526

Total insurance expenses	65,844	62,551

Insurance income	260,101	314,388

Investment management services
Revenues	186,235	121,460
Net realized gains (losses)	3,194	(1,817)
Net gains (losses) on derivative instruments and foreign exchange	11,178	(11,733)

Total investment management services revenues	200,607	107,910
Interest expense	149,418	91,035
Expenses	14,377	18,587

Total investment management services expenses	163,795	109,622

Investment management services income	36,812	(1,712)

Municipal services
Revenues	5,536	5,959
Net realized losses	(85)	(5)
Net gains on derivative instruments and foreign exchange	130	—

Total municipal services revenues	5,581	5,954
Expenses	5,405	5,854

Municipal services income	176	100

Corporate
Net investment income	7,927	2,120
Net realized losses	(1,608)	(220)
Interest expense	22,021	17,774
Corporate expenses	3,681	5,890

Corporate loss	(19,383)	(21,764)

Income from continuing operations before income taxes	277,706	291,012

Provision for income taxes	77,202	82,424

Income from continuing operations	200,504	208,588

Income from discontinued operations, net of tax	—	29

Net income	$200,504	$208,617

Income from continuing operations per common share:
Basic	$1.46	$1.45
Diluted	$1.43	$1.42

Net income per common share:
Basic	$1.46	$1.45
Diluted	$1.43	$1.42

Weighted-average number of common shares outstanding:
Basic	137,258,739	143,608,056
Diluted	140,442,217	146,647,142

Gross revenues from continuing operations	538,452	492,703
Gross expenses from continuing operations	260,746	201,691

The accompanying notes are an integral part of the consolidated financial statements.

(4)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended March 31, 2005

(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation- Restricted Stock	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Amount
Balance, January 1, 2005	155,608	$155,608	$1,410,799	$5,215,191	$611,173	$(34,686)	(16,216)	$(779,014)	$6,579,071
Comprehensive income:
Net income	—	—	—	200,504	—	—	—	—	200,504
Other comprehensive income (loss):
Change in unrealized appreciation of investments net of change in deferred income taxes of $(74,077)	—	—	—	—	(135,724)	—	—	—	(135,724)
Change in fair value of derivative instruments net of change in deferred income taxes of $20,476	—	—	—	—	38,027	—	—	—	38,027
Change in foreign currency translation net of change in deferred income taxes of $4,845	—	—	—	—	(12,960)	—	—	—	(12,960)

Other comprehensive income (loss)									(110,657)

Comprehensive income									89,847

Treasury shares acquired, net	—	—	—	—	—	—	(3,613)	(212,798)	(212,798)

Stock-based compensation	634	634	39,938	—	—	(21,520)	—	—	19,052

Capital issuance costs	—	—	(793)	—	—	—	—	—	(793)

Dividends (declared per common share $0.280, paid per common share $0.240)	—	—	—	(38,368)	—	—	—	—	(38,368)

Balance, March 31, 2005	156,242	$156,242	$1,449,944	$5,377,327	$500,516	$(56,206)	(19,829)	$(991,812)	$6,436,011

2005
Disclosure of reclassification amount:
Unrealized appreciation of investments arising during the period, net of taxes	$(134,478)
Reclassification adjustment, net of taxes	(1,246)

Net unrealized appreciation, net of taxes	$(135,724)

The accompanying notes are an integral part of the consolidated financial statements.

(5)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended March 31
	2005	2004
		(Restated)
Cash flows from operating activities of continuing operations:
Net income	$200,504	$208,617
Income from discontinued operations, net of tax	—	(29)

Net income from continuing operations	200,504	208,588

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
(Increase) decrease in accrued investment income	(24,696)	6,765
Increase in deferred acquisition costs	(11,436)	(20,203)
Decrease in prepaid reinsurance premiums	8,985	14,186
Increase (decrease) in deferred premium revenue	27,670	(42,095)
Increase in loss and loss adjustment expense reserves	28,946	70,058
Decrease in reinsurance recoverable on unpaid losses	532	18,631
Depreciation	3,568	3,218
Amortization of discount on bonds, net	15,955	12,307
Amortization of premium on medium-term notes and commercial paper	(4,552)	(4,676)
Net realized gains on sale of investments	(1,712)	(44,251)
Current income tax provision	12,126	50,768
Deferred income tax provision	12,220	14,594
Net (gains) losses on derivative instruments and foreign exchange	(5,233)	10,663
Stock option compensation	4,917	5,007
Other, net	7,146	(86,352)

Total adjustments to net income	74,436	8,620

Net cash provided by operating activities of continuing operations	274,940	217,208

Cash flows from investing activities of continuing operations:
Purchases of fixed-maturity securities, net of payable for investments purchased	(2,597,593)	(2,374,625)
Sale of fixed-maturity securities, net of receivable for investments sold	2,263,137	1,863,574
Redemption of fixed-maturity securities, net of receivable for investments redeemed	83,857	202,993
Purchases for investment agreement and medium-term note portfolios, net of payable for investments purchased	(996,116)	(588,833)
Sales for investment agreement and medium-term note portfolios, net of receivable for investments sold	13,470	219,840
Purchases of held-to-maturity investments	(31,145)	(29,520)
Proceeds from principal paydown of held-to-maturity investments	426,031	703,123
Sale of short-term investments	114,689	108,175
Sale of other investments	3,401	14,968
Capital expenditures	(2,138)	(2,480)
Disposals of capital assets	—	38

Net cash provided (used) by investing activities of continuing operations	(722,407)	117,253

Cash flows from financing activities of continuing operations:
Proceeds from issuance of investment agreements	1,413,495	840,175
Payments for drawdowns of investment agreements	(757,409)	(881,626)
Decrease in commercial paper, net	(296,034)	(166,976)
Issuance of medium-term notes	587,714	382,175
Principal paydown of medium-term notes	(121,412)	(636,642)
Securities sold under agreements to repurchase, net	39,027	241,847
Net proceeds from issuance of short-term debt	—	1,408
Dividends paid	(33,494)	(28,814)
Capital issuance costs	(793)	(531)
Other borrowings	—	(3,879)
Purchase of treasury stock	(212,798)	(20,377)
Exercise of stock options	7,419	30,760

Net cash provided (used) by financing activities of continuing operations	625,715	(242,480)

Discontinued operations:
Net cash used by discontinued operations	—	(512)

Net increase in cash and cash equivalents	178,248	91,469
Cash and cash equivalents - beginning of period	366,236	227,544

Cash and cash equivalents - end of period	$544,484	$319,013

Supplemental cash flow disclosures:
Income taxes paid	$3,450	$13,527
Interest paid:
Investment agreements	$69,192	$60,307
Commercial paper	15,984	6,902
Medium-term notes	44,925	35,268
Variable interest entity floating rate notes	4,304	1,806
Securities sold under agreements to repurchase	3,794	2,999
Long-term debt	15,291	16,033
Other borrowings	—	354
Non cash items:
Stock compensation	$4,917	$5,007
Dividends declared but not paid	38,363	34,733

The accompanying notes are an integral part of the consolidated financial statements.

(6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (GAAP). These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2004 for MBIA Inc. and Subsidiaries (MBIA or the Company). The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005. The December 31, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities required by GAAP. All significant intercompany balances have been eliminated. Business segment results are presented net of all material intersegment transactions.

NOTE 2: Restatement of Consolidated Financial Statements

As reported in the Company’s Form 10-K for the year ended December 31, 2004, the Company restated its previously issued consolidated financial statements for 1998 and subsequent years to correct the accounting treatment for two reinsurance agreements entered into in 1998. The following table presents the effects of the restatement on the consolidated financial statements of the Company for the quarter ended March 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

In thousands except per share information	As of and For the Quarter Ended March 31, 2004
	Previously Reported	Restated
Consolidated Statement of Income Data:
Net premiums written	$169,729	$173,961
Scheduled premiums earned	160,280	161,994
Refunding premiums earned	39,542	39,876
Premiums earned	199,822	201,870
Insurance revenues	374,891	376,939
Losses and loss adjustment expenses	19,234	19,439
Operating expenses	27,172	27,526
Insurance income	312,899	314,388
Income from continuing operations before income taxes	289,523	291,012
Provision for income taxes	81,903	82,424
Income from continuing operations	207,620	208,588
Net income	$207,649	$208,617

Basic EPS:
Income from continuing operations	$1.45	$1.45
Net income	$1.45	$1.45

Diluted EPS:
Income from continuing operations	$1.42	$1.42
Net income	$1.42	$1.42

Consolidated Balance Sheet Data:
Prepaid reinsurance premiums	$523,726	$452,576
Total assets	30,940,671	30,869,521
Loss and loss adjustment expense reserves	754,848	761,539
Current income taxes	71,046	60,395
Deferred income taxes, net	605,367	585,922
Other liabilities	364,069	372,218
Total liabilities	24,387,237	24,371,981
Retained earnings	4,766,412	4,710,518
Shareholders’ equity	$6,553,434	$6,497,540

Information presented in the Notes to Consolidated Financial Statements gives effect to the restatement, as applicable.

NOTE 3: Dividends Declared

Dividends declared by the Company during the three months ended March 31, 2005 were $38.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 4: Earnings Per Share (Restated)

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended March 31, 2005 and 2004, there were 2,627,938 and 1,797,496 stock options outstanding, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

	March 31,
In thousands except per share amounts	2005	Restated 2004
Income from continuing operations, net of tax	$200,504	$208,588
Income from discontinued operations, net of tax	—	29

Net income	$200,504	$208,617

Basic weighted average shares	137,258,739	143,608,056
Effect of stock options	3,183,478	3,039,086

Diluted weighted average shares	140,442,217	146,647,142

Basic EPS:
Income from continuing operations	$1.46	$1.45
Income from discontinued operations	0.00	0.00

Net income	$1.46	$1.45

Diluted EPS:
Income from continuing operations	$1.43	$1.42
Income from discontinued operations	0.00	0.00

Net income	$1.43	$1.42

NOTE 5: Business Segments (Restated)

MBIA Inc., through its subsidiaries, is a leading provider of financial guarantee products and specialized financial services. MBIA provides innovative and cost-effective products and services that meet the credit enhancement, financial and investment needs of its public- and private-sector clients worldwide. MBIA manages its activities primarily through three principal business operations: insurance, investment management services and municipal services. The Company’s reportable segments within its business operations are determined based on the way management assesses the performance and resource requirements of such operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The insurance operations provide an unconditional and irrevocable guarantee of the payment of principal and interest on insured obligations when due. MBIA issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and credit default swaps and pools of corporate and asset-backed bonds, both in the new issue and secondary markets. The Company views its insurance operations as a reportable segment. This segment includes all activities related to global credit enhancement services provided principally by MBIA Insurance Corporation and its subsidiaries (MBIA Corp.).

The Company’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management, LLC (MBIA-AML) and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to the origination of assets for investment purposes. The investment management services operations’ reportable segments are comprised of asset/liability products, which include investment agreements and medium-term notes (MTNs) not related to the conduit programs, advisory services and conduits. During the second quarter of 2004, the Company completed the sale of the assets of 1838 Investment Advisors, LLC (1838), the Company’s equity advisory services segment. This segment is reported as a discontinued operation for the quarter ended March 31, 2004.

The Company’s municipal services operations provide revenue enhancement services and products to public-sector clients nationwide consisting of discovery, audit, collections/recovery and information services through MBIA MuniServices and its wholly owned subsidiaries. Additionally, the municipal services operations include Capital Asset Holdings GP, Inc. and certain affiliated entities, a servicer of delinquent tax certificates. The Company views its municipal services operations as a reportable segment.

The Company’s corporate operations include investment income, interest expense and general expenses that relate to general corporate activities and not to one of the Company’s three principal business operations. The Company views its corporate operations as a reportable segment.

Reportable segment results are presented net of material intersegment transactions. Transactions between the Company’s segments are executed at an arm’s length basis, as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

established by management. The following table summarizes the Company’s operations for the three months ended March 31, 2005 and 2004:

	Three months ended March 31, 2005
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$331,809	$186,235	$5,536	$7,927	$531,507
Net realized gains (losses)	211	3,194	(85)	(1,608)	1,712
Net gains (losses) on derivative instruments and foreign exchange	(6,075)	11,178	130	—	5,233

Total revenues	325,945	200,607	5,581	6,319	538,452
Interest expense	—	149,418	—	22,021	171,439
Operating expenses	65,844	14,377	5,405	3,681	89,307

Total expenses	65,844	163,795	5,405	25,702	260,746

Net income (loss) before taxes	$260,101	$36,812	$176	$(19,383)	$277,706

Identifiable assets(b)	$12,383,851	$21,043,648	$23,370	$305,796	$33,756,665

	Restated
	Three months ended March 31, 2004
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$329,576	$121,460	$5,959	$2,120	$459,115
Net realized gains (losses)	46,293	(1,817)	(5)	(220)	44,251
Net gains (losses) on derivative instruments and foreign exchange	1,070	(11,733)	—	—	(10,663)

Total revenues	376,939	107,910	5,954	1,900	492,703
Interest expense	—	91,035	—	17,774	108,809
Operating expenses	62,551	18,587	5,854	5,890	92,882

Total expenses	62,551	109,622	5,854	23,664	201,691

Net income (loss) before taxes	$314,388	$(1,712)	$100	$(21,764)	$291,012

Identifiable assets(b)	$13,463,614	$16,798,965	$24,264	$558,124	$30,844,967

(a)	Represents the sum of net premiums earned, net investment income, advisory fees, investment management fees and other fees.

(b)	At March 31, 2005, there were no assets associated with the Company’s discontinued operations. At March 31, 2004, identifiable assets related to the Company’s discontinued operations were $24.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following table summarizes the segments within the investment management services operations for the three months ended March 31, 2005 and 2004:

	Three months ended March 31, 2005
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$130,654	$12,975	$46,458	$(3,852)	$186,235
Net realized gains (losses)	3,197	(3)	—	—	3,194
Net gains (losses) on derivative instruments and foreign exchange	(3,403)	(9)	14,590	—	11,178

Total revenues	130,448	12,963	61,048	(3,852)	200,607
Interest expense	109,008	267	40,143	—	149,418
Operating expenses	6,892	7,602	3,700	(3,817)	14,377

Total expenses	115,900	7,869	43,843	(3,817)	163,795

Net income (loss) before taxes	$14,548	$5,094	$17,205	$(35)	$36,812

Identifiable assets	$14,669,279	$56,772	$6,697,527	$(379,930)	$21,043,648

	Three months ended March 31, 2004
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$90,713	$12,199	$22,005	$(3,457)	$121,460
Net realized gains (losses)	(1,460)	(357)	—	—	(1,817)
Net gains (losses) on derivative instruments and foreign exchange	(3,562)	36	(8,207)	—	(11,733)

Total revenues	85,691	11,878	13,798	(3,457)	107,910
Interest expense	73,688	—	17,347	—	91,035
Operating expenses	8,521	8,456	4,679	(3,069)	18,587

Total expenses	82,209	8,456	22,026	(3,069)	109,622

Net income (loss) before taxes	$3,482	$3,422	$(8,228)	$(388)	$(1,712)

Identifiable assets	$10,746,178	$31,030	$6,310,001	$(288,244)	$16,798,965

(a)	Represents the sum of interest income, investment management services fees and other fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

An increasingly significant portion of premiums reported within the insurance segment is generated outside the United States. The following table summarizes net premiums earned by geographic location of risk for the three months ended March 31, 2005 and 2004:

	March 31,
In thousands	2005	Restated 2004
Total premiums earned:
United States	$155,441	$156,795
Non-United States	50,797	45,075

Total	$206,238	$201,870

NOTE 6: LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Loss and LAE reserves are established in an amount equal to the Company’s estimate of unallocated losses, identified or case basis reserves and costs of settlement and other loss mitigation expenses on obligations it has insured. A summary of the unallocated and case basis activity and the components of the liability for loss and LAE reserves for the first quarter of 2005 are shown in the following table:

In thousands	2005
Case basis loss and LAE reserves:
Balance at January 1	$434,924
Less: reinsurance recoverable	33,734

Net balance at January 1	401,190

Case basis transfers from unallocated loss reserve related to:
Current year	2,569
Prior years	16,935

Total	19,504

Paid (recovered) related to:
Current year	(4,231)
Prior years	(5,034)

Total paid (recovered)	(9,265)

Net balance at March 31	429,959
Plus: reinsurance recoverable	33,202

Case basis reserve balance at March 31	463,161

Unallocated loss reserve:
Balance at January 1	291,693
Losses and LAE incurred(1)	20,385
Channel Re elimination(2)	(172)
Transfers to case basis and LAE reserves	(19,504)

Unallocated loss reserve balance at March 31	292,402

Total	$755,563

(1)	Represents the Company’s provision for losses calculated as 12% of scheduled net earned premium.

(2)	Represents the amount of losses and LAE incurred that have been eliminated in proportion to MBIA’s ownership interest in Channel Reinsurance Ltd. (Channel Re), which is carried on an equity method accounting basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Case basis activity transferred from the Company’s unallocated loss reserve was approximately $19 million in the first quarter of 2005 and primarily consisted of additional loss reserves for MBIA’s guaranteed tax lien portfolios, insured obligations issued by Fort Worth Osteopathic Hospital and Allegheny Health, Education and Research Foundation (AHERF). Unallocated loss reserves approximated $293 million at March 31, 2005, which represent the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio and are available for future case-specific activity. The Company recorded $20 million in loss and loss adjustment expenses in the first quarter of 2005 based on 12% of scheduled net earned premium. See “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004 for a description of the Company’s loss reserving policy.

NOTE 7: Contingencies

On March 9, 2005, the Company received a subpoena from the U.S. Attorney’s Office for the Southern District of New York (U.S. Attorney) seeking information related to the reinsurance agreements it entered into in connection with the AHERF loss. On March 30, 2005, the Company received additional requests from the Securities and Exchange Commission (SEC) and the New York Attorney General’s office (NYAG) that supplement the subpoenas it received in late 2004. The requests seek documents relating to the Company’s accounting treatment of advisory fees, its methodology for determining loss reserves and case reserves, instances of purchases of credit default protection on itself and documents relating to Channel Re, a reinsurance company of which the Company is part owner. The requests cover the period January 1, 2000 to the present. The Company is cooperating fully with the requests from the SEC, the NYAG and the U.S. Attorney.

Several class action lawsuits have been filed in the United States District Court for the Southern District of New York against the Company and certain of its officers. The Company expects that additional lawsuits may be filed. No time currently is set for the Company to respond to the complaints filed with respect to such lawsuits.

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As reported in the Company’s Form 10-K for the year ended December 31, 2004, the Company restated its previously issued consolidated financial statements for 1998 and subsequent years to correct the accounting treatment for two reinsurance agreements entered into in 1998. The following table presents the effects of the restatement on the consolidated financial statements of the Company for the quarter ended March 31, 2004.

	As of and For the Quarter Ended March 31, 2004
In thousands except per share information	Previously Reported	Restated
Consolidated Statement of Income Data:
Net premiums written	$169,729	$173,961
Scheduled premiums earned	160,280	161,994
Refunding premiums earned	39,542	39,876
Premiums earned	199,822	201,870
Insurance revenues	374,891	376,939
Losses and loss adjustment expenses	19,234	19,439
Operating expenses	27,172	27,526
Insurance income	312,899	314,388
Income from continuing operations before income taxes	289,523	291,012
Provision for income taxes	81,903	82,424
Income from continuing operations	207,620	208,588
Net income	$207,649	$208,617

Basic EPS:
Income from continuing operations	$1.45	$1.45
Net income	$1.45	$1.45

Diluted EPS:
Income from continuing operations	$1.42	$1.42
Net income	$1.42	$1.42

Consolidated Balance Sheet Data:
Prepaid reinsurance premiums	$523,726	$452,576
Total assets	30,940,671	30,869,521
Loss and loss adjustment expense reserves	754,848	761,539
Current income taxes	71,046	60,395
Deferred income taxes, net	605,367	585,922
Other liabilities	364,069	372,218
Total liabilities	24,387,237	24,371,981
Retained earnings	4,766,412	4,710,518
Shareholders’ equity	$6,553,434	$6,497,540

The following information presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The following table presents highlights of the Company’s consolidated financial results for the first three months of 2005 and 2004. Items listed under “Other per share information (effect on net income)” are items that management commonly identifies for the readers of its financial statements because they are the result of changes in accounting standards, a by-product of the Company’s operations or due to general market conditions beyond the control of the Company.

	1st Quarter
In millions except per share amounts	2005	Restated 2004
Revenues:
Insurance	$326	$377
Investment management services	201	108
Municipal services	6	6
Corporate	6	2

Revenues from continuing operations	539	493
Expenses:
Insurance	66	63
Investment management services	164	110
Municipal services	5	6
Corporate	26	23

Expenses from continuing operations	261	202

Provision for income taxes	77	82

Income from continuing operations, net of tax	201	209
Income from discontinued operations, net of tax	0	0

Net income	$201	$209

Net income per share information:*
Net income	$1.43	$1.42

Other per share information (effect on net income):
Accelerated premium earned from refunded issues	$0.16	$0.16
Net realized gains	$0.01	$0.20
Net gains (losses) on derivative instruments and foreign exchange	$0.02	$(0.05)

*	All per share calculations are diluted.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Consolidated revenues for the first three months of 2005 were $539 million compared to $493 million in 2004, a 9% increase. The growth in consolidated revenues was primarily due to an increase in investment management services’ interest income and unrealized gains on derivative instruments. Offsetting the increase in investment management services’ revenues was a 14% decrease in insurance revenues as a result of substantially less realized gains from sales of investment securities. Consolidated expenses for the first three months of 2005 were $261 million compared with $202 million in 2004, a 29% increase. This increase was principally due to an increase in investment management services’ interest expense, which was commensurate with the increase in interest income. Net income for the first quarter of 2005 of $201 million was down 4% from $209 million in 2004. However, net income per share was 1% above the first quarter of 2004 due to a decrease in diluted weighted average shares outstanding resulting from share repurchases made by the Company.

The Company’s book value at March 31, 2005 was $47.18 per share, down slightly from $47.20 at December 31, 2004. Book value remained relatively unchanged as the effect of income from operations was offset by the effect of repurchasing shares into treasury stock at prices above the Company’s book value per share and a decrease in the unrealized appreciation of investments.

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

Revenues from the Company’s insurance operations decreased 14% in the first quarter of 2005 to $326 million from $377 million in the first quarter of 2004. The decline in insurance operations’ revenues was primarily the result of a $46 million decrease in net gains from sales of investment securities. Additionally, the Company reported $6 million of net losses on derivative instruments and foreign exchange in 2005 versus a net gain of $1 million in 2004. Insurance expenses, which consist of loss and loss adjustment expenses, amortization of deferred acquisition costs and operating expenses, increased 5% in the first quarter of 2005 compared with the same period in 2004. Loss and loss adjustment expenses and the amortization of deferred acquisition costs both increased 5% and operating expenses increased 6%. Gross insurance expenses (expenses before the deferral or amortization of acquisition costs) increased 4% in the first quarter of 2005 compared with the first quarter of 2004.

The Company’s gross premiums written (GPW), net premiums written (NPW) and net premiums earned for the first quarter of 2005 and 2004 are presented in the following table:

	1st Quarter		Percent Change
		Restated
In millions	2005	2004	2005 vs. 2004
Gross premiums written:
U.S.	$214	$132	63%
Non-U.S.	69	73	(6)%

Total	$283	$205	38%

Net premiums written:
U.S.	$201	$116	73%
Non-U.S.	46	58	(21)%

Total	$247	$174	42%

Net premiums earned:
U.S.	$155	$157	(1)%
Non-U.S.	51	45	13%

Total	$206	$202	2%

GPW reflects premiums received and accrued for in the period and does not include the present value of future cash receipts expected from installment premium policies originated

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

during the period. GPW was $283 million in the first quarter of 2005, up 38% from the first quarter of 2004, and reflects a 63% increase in U.S. business written.

NPW of $247 million, which represents gross premiums written net of premiums ceded to reinsurers, increased 42% in the first quarter of 2005 compared with the first quarter of 2004. The larger increase in NPW relative to GPW reflects a decline in the percent of premiums ceded to reinsurers. Premiums ceded to reinsurers totaled $36 million or 13% and $31 million or 15% in the first quarter of 2005 and 2004, respectively. Reinsurance enables the Company to cede exposure and comply with its single risk and credit guidelines, although the Company continues to be primarily liable on the insurance policies it underwrites.

Net premiums earned include scheduled premium earnings as well as premium earnings from refunded issues. Net premiums earned in the first quarter of 2005 of $206 million increased 2% over the first quarter of 2004 due to a 5% increase in scheduled premiums earned partly offset by a 9% decrease in refunded premiums earned. The increase in scheduled premiums earned was a result of growth in new business written in past years, as well as a decline in the use of reinsurance. The decrease in refunded premiums earned resulted from a slow down in refinancing activity in the municipal market.

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

When an MBIA-insured obligation is refunded or retired early, the related remaining deferred premium revenue is earned at that time. The level of bond refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rate of the bond issue, the issuer’s desire or ability to modify bond covenants and applicable regulations under the Internal Revenue Code.

CREDIT QUALITY Financial guarantee companies use a variety of approaches to assess the underlying credit risk profile of their insured portfolios. MBIA uses both an internally developed credit rating system as well as third-party rating sources in the analysis of credit quality measures of its insured portfolio. In evaluating credit risk, the Company obtains, when available, the underlying rating of each insured obligation before the benefit of its insurance policy from

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

nationally recognized rating agencies (Moody’s Investors Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings). All references to insured credit quality distributions contained herein reflect the underlying rating levels from these third-party sources. Other companies within the financial guarantee industry may report credit quality information based upon internal ratings that would not be comparable to MBIA’s presentation.

The credit quality of business insured during the first quarter of 2005 remained relatively high as 79% of total insured credits were rated A or above before giving effect to MBIA’s guarantee, compared to 80% in the first quarter of 2004. At March 31, 2005, 81% of the Company’s outstanding book of business was rated A or above before giving effect to MBIA’s guarantee, up from 78% at March 31, 2004.

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are shown in the following table:

	1st Quarter		Percent Change
Global Public Finance In millions	2005	Restated 2004	2005 vs. 2004
Gross premiums written:
U.S.	$149	$ 57	160%
Non-U.S.	30	30	0%

Total	$179	$ 87	106%

Net premiums written:
U.S.	$146	$ 53	178%
Non-U.S.	19	26	(28)%

Total	$165	$ 79	110%

Net premiums earned:
U.S.	$101	$104	(2)%
Non-U.S.	23	18	29%

Total	$124	$122	2%

Global public finance GPW increased 106% to $179 million in the first quarter of 2005 from $87 million in the first quarter of 2004. This increase is due to strong growth in U.S. business written, primarily within the transportation sector. NPW increased 110% to $165 million as a result of the increase in U.S. GPW and the effect of ceding less premiums to reinsurers. In the first quarter of 2005, global public finance net premiums earned increased 2% to $124 million from $122 million in the first quarter of 2004. This growth reflects earnings generated from

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

increased levels of non-U.S. business written over the last several years and a declining cession rate, offset by a 9% decrease in refunded premiums earned primarily from U.S. business.

The credit quality of global public finance business written by the Company in the first quarter of 2005 remained high. Insured credits rated A or above before the Company’s guarantee represented 92% of global public finance business written in 2005, compared with 97% in the first three months of 2004. At March 31, 2005, 82% of the outstanding global public finance book of business was rated A or above before the Company’s guarantee, up from 81% at March 31, 2004.

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are shown in the following table:

	1st Quarter		Percent Change
Global Structured Finance In millions	2005	Restated 2004	2005 vs. 2004
Gross premiums written:
U.S.	$65	$ 75	(12)%
Non-U.S.	39	43	(11)%

Total	$104	$118	(12)%

Net premiums written:
U.S.	$55	$ 63	(13)%
Non-U.S.	27	32	(15)%

Total	$82	$ 95	(14)%

Net premiums earned:
U.S.	$54	$ 53	2%
Non-U.S.	28	27	2%

Total	$82	$ 80	2%

Global structured finance GPW decreased 12% in the first quarter of 2005 to $104 million from $118 million in the first quarter of 2004 as a result of decreases in U.S. and non-U.S. business written. The global structured finance sector continues to be adversely impacted by increased competition, tight spreads and greater investor demand for uninsured transactions. Similarly, NPW decreased 14% due to the decrease in GPW and slightly higher cession rates on U.S. and non-U.S. business written. In the first quarter of 2005, global structured finance net premiums earned of $82 million increased 2% over the first quarter of 2004. This increase was

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

driven by higher levels of new business written over the last two years and a declining cession rate.

The credit quality of MBIA’s global structured finance insured business written rated A or above, before giving effect to the Company’s guarantee, was 64% in the first quarter of 2005, up from 56% in the first quarter of 2004. At March 31, 2005, 77% of the outstanding global structured finance book of business was rated A or above before giving effect to the Company’s guarantee, up from 73% at March 31, 2004.

INVESTMENT INCOME The Company’s insurance-related net investment income and ending asset balances at amortized cost for the first three months of 2005 and 2004 are presented in the following table:

			Percent Change
In millions	2005	2004	2005 vs. 2004
Pre-tax income	$119	$122	(2)%
After-tax income	$95	$95	(1)%

Ending asset balances at amortized cost	$9,360	$9,229	1%

The Company’s insurance-related net investment income, excluding net realized gains, decreased 2% to $119 million in the first quarter of 2005 from $122 million in the first quarter of 2004. After-tax net investment income decreased 1% compared with 2004. Growth in investment income has been unfavorably affected by the low interest rate environment and a substantial increase in dividends paid by MBIA Corp. to MBIA Inc. during 2004, which resulted in only a 1% increase in the insurance portfolio’s ending asset balance at amortized cost from March 31, 2004 to March 31, 2005.

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

In the first quarter of 2005, advisory fee revenues increased 10% to $6.4 million from $5.9 million in the first quarter of 2004. The increase in advisory fees was primarily due to the

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

amortization of a commitment fee received in the second quarter of 2004 partially offset by lower management and termination fees received and earned in 2005. Due to the transaction-specific nature inherent in advisory fees, fee income can vary significantly from period to period.

NET GAINS AND LOSSES Net realized gains from investment securities in the insurance operations were $0.2 million in the first quarter of 2005 compared to $46 million in the first quarter of 2004. The decrease was largely due to a $44 million realized gain resulting from the sale of a common stock investment in the first quarter of 2004 held by MBIA Corp. Net gains (losses) on derivative instruments and foreign exchange from the insurance operations were net losses of $6 million in the first quarter of 2005 compared to net gains of $1 million in the first quarter of 2004. The change was largely due to $8 million of foreign currency losses recorded in 2005 related to non-U.S. dollar holdings and securities sales.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) The following table shows the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves at the end of the first quarter of 2005 and 2004, as well as its loss provision and loss ratio for the first quarter of 2005 and 2004.

	March 31,		Percent Change
In millions	2005	Restated 2004	2005 vs. 2004
Case-specific:
Gross	$463	$420	10%
Reinsurance recoverable on unpaid losses	33	42	(22)%

Net case reserves	$430	$378	14%
Unallocated	293	342	(15)%

Net loss and LAE reserves	$723	$720	0%

Gross loss and LAE reserves	$756	$762	(1)%

Losses and LAE (1)	$20	$ 19	5%

Loss ratio (2)	9.9%	9.6%

(1)	Calculated as 12% of scheduled net earned premium.

(2)	Calculated as losses and LAE divided by total net earned premium. This ratio differs from the Company’s loss factor of 12% as total net earned premium includes premium earnings that have been accelerated as a result of the refunding or defeasance of insured obligations, while the loss factor is applied only to scheduled net earned premium.

The Company recorded $20 million in loss and loss adjustment expenses in the first quarter of 2005, a 5% increase compared to $19 million in the first quarter of 2004. This increase was a

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

direct result of growth in scheduled net earned premium, as scheduled net earned premium is the base upon which the 12% loss factor is applied. At March 31, 2005, the Company had $293 million in unallocated loss reserves, which represent the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio and are available for future case-specific activity. Total case basis activity transferred from the Company’s unallocated loss reserve was $19 million and $14 million in the first quarter of 2005 and 2004, respectively. Case basis activity during the first quarter of 2005 primarily consisted of additional loss reserves for MBIA’s guaranteed tax lien portfolios, insured obligations issued by Fort Worth Osteopathic Hospital and Allegheny Health, Education and Research Foundation.

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

In the event MBIA determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that insured issue. As of March 31, 2005, MBIA had 39 open case basis issues on its “Classified List” that had $430 million in aggregate case reserves, net of reinsurance. The Company does not establish any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” until such issues are placed on the Company’s “Classified List.”

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is probable and estimable in the future. Such amounts as of March 31, 2005 are as follows:

Dollars in millions	Number of Case Basis Issues	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	31	$378	$1,032
Issues without defaults	8	85	1,955

Total gross	39	$463	$2,987

Net of reinsurance:
Issues with defaults	31	$362	$ 994
Issues without defaults	8	68	1,746

Total net	39	$430	$2,740

When MBIA becomes entitled to a reimbursement of a claim payment under salvage and subrogation rights, it records the amount that it estimates it will recover as salvage and subrogation as an asset. Such amounts are included in the Company’s balance sheet within “Other assets.” As of March 31, 2005 and 2004, the Company had recorded salvage and subrogation of $157 million and $139 million, respectively.

As a result of discussions in January and February 2005 between the Securities and Exchange Commission (SEC) staff and several financial guarantee industry participants, including MBIA, the Company understands that the Financial Accounting Standards Board (FASB) staff is considering whether additional guidance with respect to accounting for financial guarantee insurance should be provided. The Company cannot currently assess how the FASB’s and SEC staff’s ultimate resolution of this issue will impact its loss reserving policy or the effect it might have on recognizing premium revenue and policy acquisition costs. Until the issue is resolved, the Company intends to continue to apply its existing policy with respect to the establishment of both case basis and unallocated loss reserves. A description of the Company’s loss reserving policy is included in “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004.

RISK MANAGEMENT In an effort to mitigate losses, MBIA is regularly involved in the ongoing remediation of credits that may involve, among other things, waivers or renegotiations of financial covenants or triggers, waivers of contractual provisions, the granting of consents, and the taking of various other remedial actions. The nature of any remedial action is based on the type of the insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, MBIA is able to improve its security position and to obtain concessions from the issuer of the insured bonds. From time to time, the issuer of

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

an MBIA-insured obligation may, with the consent of MBIA, restructure the insured obligation by extending the term, increasing or decreasing the par amount or decreasing the related interest rate with MBIA insuring the restructured obligation. If, as the result of the restructuring, MBIA estimates that it will suffer an ultimate loss on the restructured obligation, MBIA will record a case basis loss reserve for the restructured obligation or, if it has already recorded a case basis loss reserve, it will re-evaluate the impact of the restructuring on the recorded reserve and adjust the amount of the reserve accordingly.

REINSURANCE Reinsurance enables the Company to cede exposure for purposes of increasing its capacity to write new business while complying with its single risk and credit guidelines. The rating agencies continuously review reinsurers providing coverage to the financial guarantee industry. Many of MBIA’s reinsurers have been downgraded over the past several years, and others remain under review. When a reinsurer is downgraded, less capital credit is given to MBIA under rating agency models. Reduced capital credit associated with reinsurer downgrades has not and is not expected to have a material adverse effect on the Company. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including the downgrade of the reinsurers. The Company remains liable on a primary basis for all reinsured risks, and although the Company believes that its reinsurers remain capable of meeting their obligations, there can be no assurance that the reinsurers will be able to meet these obligations.

As of March 31, 2005, the aggregate amount of insured par ceded by MBIA to reinsurers was $84.7 billion. The following table shows the percentage ceded to and reinsurance recoverable from reinsurers by S&P’s rating levels:

Reinsurers’ S&P Rating Range	Percent of Total Par Ceded	Reinsurance Recoverable (in thousands)
AAA	76.67%	$11,014
AA	12.38%	8,638
A	10.86%	13,226
Not Currently Rated	0.08%	324
Non-Investment Grade	0.01%	—

Total	100%	$33,202

The top two reinsurers within the AAA rating category represented approximately 55% of total par ceded by MBIA; the top two reinsurers within the AA rating category represented

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

approximately 8% of total par ceded by MBIA; and the top two reinsurers within the A rating category represented approximately 11% of total par ceded by MBIA.

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

The Company’s policy acquisition costs, operating expenses and total insurance operating expenses, as well as its expense ratio, are shown in the following table:

	1st Quarter		Percent Change
In millions	2005	Restated 2004	2005 vs. 2004
Gross expenses	$63	$60	4%

Amortization of deferred acquisition costs	$16	$16	5%
Operating expenses	29	28	6%

Total insurance operating expenses	$45	$44	5%

Expense ratio	22.0%	21.4%

In the first quarter of 2005, the amortization of deferred acquisition costs increased 5% over the first quarter of 2004, which was proportionately in line with the increase in the Company’s insurance premiums earned. The ratio of policy acquisition costs, net of deferrals, to earned premiums has remained steady at approximately 8% over the last several years. Operating expenses increased 6% from $28 million in the first quarter of 2004 to $29 million in the same period of 2005 largely due to higher premiums related to the renewal of directors and officers’ liability insurance, office maintenance and rent costs and loss prevention costs.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Financial guarantee insurance companies use the expense ratio (expenses divided by net premiums earned) as a measure of expense management. The Company’s expense ratio for the first quarter of 2005 was 22.0% compared to 21.4% in the first quarter of 2004. The increase in the ratio from 2004 to 2005 was the result of slower growth in premium earnings relative to the increase in expenses.

VARIABLE INTEREST ENTITIES The Company provides structured funding and credit enhancement services to global finance clients through the use of certain MBIA-administered, bankruptcy-remote special purpose vehicles (SPVs) and through third-party SPVs. Third-party SPVs are used in a variety of structures guaranteed or managed by MBIA, whereby the Company has risks analogous to those of MBIA-administered SPVs. The Company has determined that such SPVs fall within the definition of a variable interest entity (VIE) under FASB Interpretation No. (FIN) 46(R), “Consolidation of Variable Interest Entities (Revised).” Under the provisions of FIN 46(R), MBIA must determine whether it has a variable interest in a VIE and if so, whether that variable interest would cause MBIA to be the primary beneficiary. The primary beneficiary is the entity that will absorb the majority of the expected losses, receive the majority of the expected residual returns, or both, of the VIE and is required to consolidate the VIE.

In the third quarter of 2004, the Company began consolidating two VIEs established in connection with the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations to which the Company provided financial guarantees. The assets of these entities, which are principally reported within “Other assets” on MBIA’s consolidated balance sheet, totaled $13.3 million at March 31, 2005 and $16.8 million at December 31, 2004. Liabilities of the securitizations substantially represented amounts due to MBIA, which were eliminated in consolidation. Additionally, the Company began consolidating a third-party VIE in 2003 as a result of providing a financial guarantee to this entity. The assets and liabilities of this VIE are primarily reported in “Investments held-to-maturity” and “Variable interest entity floating rate notes,” respectively, on the face of the Company’s balance sheet and totaled approximately $600 million each at March 31, 2005 and December 31, 2004. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies.

INVESTMENT MANAGEMENT SERVICES

The Company’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management, LLC

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(MBIA-AML) and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to the origination of assets for investment purposes. The investment management services operations are comprised of asset/liability products, which include investment agreements and medium-term notes (MTNs) not related to the conduit programs, investment advisory services, which include third-party and related-party advisory services, and conduit programs. During the second quarter of 2004, the Company completed the sale of the assets of 1838 Investment Advisors, LLC (1838), which comprised the Company’s equity advisory services segment. This segment is reported as a discontinued operation for the quarter ended March 31, 2004.

Investment management services’ revenues for the first quarter of 2005 totaled $201 million, increasing 86% compared to the first quarter of 2004. Excluding net realized gains of $3 million and gains on derivative instruments and foreign exchange of $11 million, total revenues increased $65 million or 53% over the first quarter of 2004. This growth is primarily attributable to increased activity in the Company’s asset/liability products and conduit programs. Advisory Services’ revenues were favorable compared to the first quarter of 2004 due to an increase in new business. Total expenses in the first quarter of 2005 were $164 million, up 49% compared to the first quarter of 2004. This increase was primarily driven by higher interest expense from increased asset/liability products and conduit program activity, which was consistent with the growth in revenues, partially offset by a non-recurring reduction in compensation expenses.

Net realized gains from investment securities in the investment management services operations were $3 million in the first quarter of 2005 compared to net realized losses of $2 million in the first quarter of 2004. Realized gains and losses were generated from the ongoing active total return management of the investment portfolios. Net gains on derivative instruments and foreign exchange related to the investment management services operations were $11 million in the first quarter of 2005 compared to a net loss of $12 million in the first quarter of 2004. The net gains in 2005 were primarily generated from an increase in U.S. dollar interest rates resulting in higher market values on pay fixed/receive float U.S. dollar interest rate swaps associated with the conduit programs. Similarly, the net losses in 2004 were largely due to movements in interest rates on interest rate swaps associated with the conduit programs. These interest rate swaps economically hedge against interest rate movements but do not qualify for hedge accounting treatment under Statement of Financial Accounting Standards (SFAS)133, “Accounting for Derivative Instruments and Hedging Activities.”

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Fixed-income ending assets under management as of March 31, 2005, which do not include conduit program assets, were $42 billion, 8% above the 2004 year-end level and 6% above the March 31, 2004 level. Conduit assets are held to their contractual maturity and are originated and managed differently from those held as available-for-sale by the Company or those managed for third parties. The following table summarizes the consolidated investment management services’ results and assets under management for the first quarter of 2005 and 2004:

			Percent Change
In millions	2005	2004	2005 vs. 2004
Interest and fees	$187	$122	53%
Net realized gains (losses)	3	(2)	276%
Net gains (losses) on derivative instruments and foreign exchange	11	(12)	195%

Total revenues	201	108	86%

Interest expense	150	91	64%
Operating expenses	14	19	(23)%

Total expenses	164	110	49%

Pre-tax income	$37	$(2)	2,250%

Ending assets under management:
Fixed-income	$42,361	$39,841	6%

The following provides a summary of the results of each of the investment management services businesses by segment.

Asset/liability products’ pre-tax income, excluding realized gains and derivative and foreign currency losses, totaled $15 million in the first quarter of 2005 compared to $9 million in the first quarter of 2004, resulting in an increase of 73%. At March 31, 2005, principal and accrued interest outstanding on investment agreement and medium-term note obligations and securities sold under agreements to repurchase totaled $14 billion compared to $13 billion at December 31, 2004. Assets supporting these agreements had market values of $14 billion and $13 billion at March 31, 2005 and December 31, 2004, respectively. These assets are comprised of high quality securities with an average credit quality rating of Double-A.

Advisory services’ pre-tax income, excluding realized losses and derivative and foreign currency losses, totaled $5 million in the first quarter of 2005 compared to $4 million in the first quarter of 2004. The increase is primarily due to new business volume from new and existing

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

clients. Third-party ending assets under management were $18 billion and $16 billion at March 31, 2005 and December 31, 2004, respectively. The market values of assets related to the Company’s insurance and corporate investment portfolios managed by the investment management services operations at March 31, 2005 were $10 billion, consistent with the balance at December 31, 2004.

Conduit program pre-tax income, excluding derivative and foreign currency gains, totaled $3 million in the first quarter of 2005 compared to a break-even result in the first quarter of 2004. Certain of MBIA’s consolidated subsidiaries have invested in MBIA’s conduit debt obligations or have received compensation for services provided to MBIA’s conduits. As such, MBIA has eliminated intercompany transactions with its conduits from its balance sheet and income statement. After the elimination of such intercompany assets and liabilities, conduit investments and conduit debt obligations were $6.5 billion and $6.1 billion, respectively at March 31, 2005. The difference between the investments and debt obligations is primarily the result of the elimination of conduit debt owned by other MBIA subsidiaries. The effect of the elimination on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments with a corresponding reduction of medium-term notes.

Typically, conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the conduits. An underlying rating is the implied rating for the transaction without giving consideration to the MBIA guarantee. All transactions currently funded in the conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted average underlying rating for transactions currently funded in the conduits was A by S&P and A2 by Moody’s at the time such transactions were funded. MBIA estimates that the current weighted average underlying rating of all outstanding conduit transactions was A- by S&P and A2 by Moody’s as of March 31, 2005.

MUNICIPAL SERVICES

MBIA’s municipal services operations is consolidated under MuniServices Company (MBIA MuniServices) and provides revenue enhancement services and products to public-sector clients nationwide consisting of discovery, audit, collections/recovery and information (data) services. The municipal services operations also include Capital Asset Holdings GP, Inc. and certain affiliated entities (Capital Asset), a servicer of delinquent tax certificates.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

In the first quarter of 2005, the municipal services operations reported pre-tax income of $0.2 million compared to pre-tax income of $0.1 million in the first quarter of 2004. Revenues decreased by 6% and expenses decreased by 8%, which were largely impacted by a decline in the delinquent tax certificate portfolio serviced by Capital Asset as a result of tax certificate redemptions.

CORPORATE

The corporate operations consist of net investment income, net realized gains and losses of holding company investment assets, interest expense and corporate expenses. The corporate operations incurred a loss of $19 million in the first quarter of 2005 compared to a $22 million loss in the same period of 2004.

Net investment income increased from $2 million in the first quarter of 2004 to $8 million in the first quarter of 2005. The increase was driven by substantially higher invested assets and a shift to longer term higher yielding investments. The increase in the invested assets resulted from additional debt issued by MBIA Inc. and dividends paid by MBIA Corp. to MBIA Inc. in the fourth quarter of 2004, somewhat offset by share repurchases of the Company’s common stock.

The corporate operations incurred $22 million of interest expense in the first quarter of 2005 compared to $18 million in the first quarter of 2004, a 24% increase. The increase in interest expense primarily resulted from the issuance of $350 million of debt, partially offset by the retirement of $50 million of debt, in the fourth quarter of 2004.

Corporate expenses of $4 million in the first quarter of 2005 decreased 38% from $6 million in the first quarter of 2004. The decrease is principally due to non-recurring costs incurred in the first quarter of 2004 associated with ASIA Ltd partly offset by additional legal and consulting costs incurred in the first quarter of 2005.

TAXES

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, the effective tax rate fluctuates from time to time as the Company manages its investment portfolio on an after-tax total return basis. The effective tax rate for the first quarter of 2005 was 27.8%, down from 28.3% for the first quarter of 2004, including tax related to discontinued operations.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

CAPITAL RESOURCES

The Company carefully manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its Triple-A claims-paying ratings. Capital resources are defined by the Company as total shareholders’ equity, long-term debt issued for general corporate purposes and various soft capital credit facilities. Total shareholders’ equity at March 31, 2005 was $6.4 billion, with total long-term debt at $1.3 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital. The following table shows the Company’s long-term debt and the ratio used to measure it:

	March 31, 2005	December 31, 2004
Long-term debt (in millions)	$1,325	$1,333
Long-term debt to total capital	17%	17%

In August 1999, the Company announced that its board of directors had authorized the repurchase of 11.25 million shares of common stock of the Company, after adjusting for the 2001 stock split. The Company began the repurchase program in the fourth quarter of 1999. In July 2004, the Company completed the repurchase of all 11.25 million shares at an average price of $44.08 per share and received authorization from its board of directors to repurchase 1 million shares under a new repurchase program. On August 5, 2004, the Company’s board of directors authorized the repurchase of an additional 14 million shares of common stock in connection with the new repurchase program. As of March 31, 2005, the Company had repurchased a total of 7.6 million shares under the current plan at an average price of $57.43 per share, of which 3.5 million shares were repurchased in 2005 at an average price of $58.52 per share.

The Company has various soft capital credit facilities, such as lines of credit and equity-based facilities at its disposal, which further support its claims-paying resources. At March 31, 2005, MBIA Corp. maintained a $450 million limited recourse standby line of credit facility, reduced from $700 million at December 31, 2004, with a group of major Triple-A rated banks to provide funds for the payment of claims in excess of the greater of $500 million or 5% of average annual debt service with respect to public finance transactions. The agreement is for a ten-year term, amended from a seven-year term, which expires in March 2015.

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

From time to time, MBIA accesses the capital markets to support the growth of its businesses. As such, MBIA filed a $500 million registration statement on Form S-3 with the SEC utilizing a “shelf” registration process. In November 2004, the Company completed its $350 million debt issuance of senior notes and currently has in effect a shelf registration with the SEC for $150 million. This shelf registration permits the Company to issue various debt and equity securities described in the prospectus filed as part of the registration statement.

LIQUIDITY

Cash flow needs at the parent company level are primarily for dividends to its shareholders and interest payments on its debt. Liquidity and operating cash requirements of the Company are met by its cash flows generated from operations, which were more than adequate in the first quarter of 2005. Management of the Company believes that cash flows from operations will be sufficient to meet the Company’s liquidity and operating cash requirements for the foreseeable future.

Cash requirements have historically been met by upstreaming dividend payments from MBIA Corp., which generates substantial cash flow from premium writings and investment income. In the first quarter of 2005, the Company’s operating cash flow from continuing operations totaled $275.0 million compared to $217.2 million in the first quarter of 2004. The majority of net cash provided by operating activities is generated from premium revenue and investment income in the Company’s insurance operations.

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

In addition to its regular dividends, in the fourth quarter of 2004 MBIA Corp. declared and paid a special dividend of $375 million to MBIA Inc., which was approved by the New York State Department of Insurance. As a result of the payment of the special dividend and under the formula applicable to the payment of dividends, MBIA Corp. may not pay any dividends without prior approval by the New York State Department of Insurance until the fourth quarter of 2005. In the first quarter of 2005, MBIA Corp. requested approval for the payment of additional special dividends as its capital position continues to exceed both the capital required by New York State Insurance Law and the rating agencies for purposes of maintaining its Triple-A ratings. Approval by the New York State Department of Insurance is still pending on this request.

The Company has significant liquidity supporting its businesses. At March 31, 2005, cash, cash equivalents and short-term investments totaled $2.4 billion. If, for any reason, significant cash flow reductions occur in any of its businesses, MBIA has alternatives for meeting ongoing cash requirements. They include selling or pledging its fixed-income investments in its investment portfolio, tapping existing liquidity facilities and new borrowings.

As part of MBIA’s external borrowing capacity, it maintained two bank lines totaling $500 million. These bank lines were maintained with a group of highly rated global banks and were comprised of a renewable $167 million facility with a term of 364 days and a $333 million facility with a five-year term, maturing in April 2009. As of March 31, 2005, there were no balances outstanding under these agreements. In April 2005, the $167 million facility expired on its stated expiration date and the $333 million facility was increased to $500 million and the term was extended one year to April 2010.

The available-for-sale investment portfolio provides a high degree of liquidity, since it is comprised of readily marketable high quality fixed-income securities and short-term investments. At March 31, 2005, the fair value of the consolidated available-for-sale investment portfolio was $24 billion, as shown in the following table:

	March 31, 2005	December 31, 2004	Percent Change
In millions			2005 vs. 2004
Available-for-sale investments:

Insurance operations:
Amortized cost	$9,355	$ 9,205	2%
Unrealized net gain (loss)	371	531	(30)%

Fair value	$9,726	$ 9,736	0%

Investment management services operations:
Amortized cost	$13,314	$12,209	9%
Unrealized net gain (loss)	322	398	(19)%

Fair value	$13,636	$12,607	8%

Corporate operations:
Amortized cost	$666	$ 731	(9)%
Unrealized net gain (loss)	(7)	4	(288)%

Fair value	$659	$ 735	(10)%

Total available-for-sale portfolio:
Amortized cost	$23,335	$22,145	5%
Unrealized net gain (loss)	686	933	(27)%

Fair value	$24,021	$23,078	4%

The increase in the amortized cost of insurance-related available-for-sale investments in 2005 was the result of positive cash flow from operations. However, this increase was offset by a decrease in unrealized gains largely due to a rise in interest rates from the fourth quarter of 2004. The increase in the amortized cost of available-for-sale investments in the investment management services operations was the result of growth in the Company’s asset/liability products program. Corporate investments decreased in the first quarter of 2005 due to increased share repurchase activity by the Company.

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

The weighted average credit quality of the Company’s fixed-income portfolios has been maintained at Double-A since its inception. The quality distribution of the Company’s fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of March 31, 2005 is presented in the following table:

	Insurance		Investment Management Services		Investments Held-to-Maturity		Total
In millions	Fair Value	% of Fixed-Income Investments	Fair Value	% of Fixed-Income Investments	Fair Value	% of Fixed-Income Investments	Fair Value	% of Fixed-Income Investments
Aaa	$6,285	67%	$7,798	62%	$6,520	92%	$20,603	71%
Aa	1,656	18%	2,434	19%	—	—	4,090	14%
A	1,271	14%	1,958	15%	600	8%	3,829	13%
Baa	88	1%	82	1%	—	—	170	1%
Below investment grade	—	—	—	—	—	—	—	—
Not rated	5	—	326	3%	—	—	331	1%

Total	$9,305	100%	$12,598	100%	$7,120	100%	$29,023	100%

MBIA’s consolidated investment portfolio includes investments that are insured by MBIA Corp. (MBIA Insured Investments). At March 31, 2005, MBIA Insured Investments, excluding conduit investments, at fair value represented $4.9 billion or 17% of the total portfolio. Conduit investments represented $6.5 billion or 22% of the total portfolio. Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the consolidated investment portfolio, as of March 31, 2005, based on the actual or estimated underlying ratings (i) the weighted average rating of the investment portfolio would be in the Double-A range, (ii) the weighted average rating of just the MBIA Insured Investments in the investment portfolio would be in the Single-A range and (iii) approximately 1% of the investment portfolio would be rated below investment grade.

The underlying ratings of the MBIA Insured Investments as of March 31, 2005 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating service, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Underlying Ratings Scale In thousands	Insurance Portfolio	Investment Management Services Portfolio	Held-to- Maturity Investment Portfolio	Total
Aaa	$43,941	$510,140	$1,247,548	$1,801,629
Aa	281,002	73,618	419,906	774,526
A	775,602	852,116	724,818	2,352,536
Baa	416,508	1,795,603	4,084,549	6,296,660
Below investment grade	5,227	189,261	43,548	238,036

Total	$1,522,280	$3,420,738	$6,520,369	$11,463,387

The Company generates significant liquidity from its operations. Because of its risk management policies and procedures, diversification and reinsurance, the Company believes that the occurrence of an event that would significantly adversely affect liquidity is unlikely.

PART I - FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes in the Company’s market risk during the first three months ended March 31, 2005. For additional information on market risk, refer to page 37 of the Company’s 2004 Annual Report or Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risk” of the Company’s Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter to which this report relates that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2002, MBIA Corp. filed suit against Royal Indemnity Company (Royal), in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $350 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal has filed an action seeking a declaration that it is not obligated to pay on its policies. If Royal does not honor its policies, MBIA Corp. will be required to make payment on the notes it insured, and will incur material losses under its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. While Royal has appealed the order, MBIA expects that the order will be upheld on appeal. As part of the appeals process, Royal has pledged $382 million of investment grade collateral to MBIA Corp. to secure the entire amount of the judgment, with interest, and has agreed to post additional security for future claims and interest. The Federal District Court has ordered Royal to comply with the pledge agreement.

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

In November 2004, the Company received identical document subpoenas from the Securities and Exchange Commission (SEC) and the New York Attorney General’s Office (NYAG) requesting information with respect to non-traditional or loss mitigation insurance products developed, offered or

(40)

sold by the Company to third parties from January 1, 1998 to the present. While the subpoenas did not identify any specific transaction, subsequent conversations with the SEC and the NYAG revealed that the investigation will include the reinsurance arrangements entered into by MBIA Corp. in 1998 in connection with the bankruptcy of the Delaware Valley Obligated Group, an entity that is part of Pittsburgh-based Allegheny Health, Education and Research Foundation (AHERF).

On March 9, 2005, the Company received a subpoena from the U.S. Attorney’s Office for the Southern District of New York (U.S. Attorney) seeking information related to the reinsurance agreements it entered into in connection with the AHERF loss. On March 30, 2005, the Company received additional requests from the SEC and the NYAG that supplement the subpoenas it received in late 2004. The requests seek documents relating to the Company’s accounting treatment of advisory fees; its methodology for determining loss reserves and case reserves; instances of purchases of credit default protection on itself; and documents relating to Channel Reinsurance Ltd., a reinsurance company of which the Company is part owner. The requests cover the period January 1, 2000 to the present. The Company is cooperating fully with the requests from the SEC, the NYAG and the U.S. Attorney.

During the past five weeks, the Company has been named as a defendant in the following putative securities class action suits: Anthony Capone v. MBIA Inc., et al.; (Case No. 05 CV 3514; S.D.N.Y.) (filed April 4, 2005); Thomas Cassady v. MBIA Inc., et al.; (Case No. 05 CV 3730; S.D.N.Y.) (filed April 7, 2005); Todd Simon v. MBIA Inc., et al.; (Case No. 05 CV 3636; S.D.N.Y.) (filed April 8, 2005); Mariss Partners, LLP v. MBIA Inc., et al. (Case No. 05 CV 3709; S.D.N.Y) (filed April 11, 2005); and Alan D. Sadowsky and Barbara S. Katvin v. MBIA Inc., et al.; (Case No. 05 CV 4150; S.D.N.Y.) (filed April 26, 2005). Joseph W. Brown, the Company’s Chairman and former Chief Executive Officer, Gary C. Dunton, the Company’s Chief Executive Officer, Nicholas Ferreri, the Company’s Chief Financial Officer, Neil G. Budnick, a Vice President of the Company and the Company’s former Chief Financial Officer and Douglas C. Hamilton, the Company’s Controller were also named as defendants in each of these suits. The plaintiffs in these cases assert claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The plaintiffs in these lawsuits seek to act as representatives for a putative class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”). The Company expects that additional putative class action lawsuits may be filed.

Although the individual lawsuits vary, the allegations include, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the defendant’s failure “to disclose or indicate” the following alleged facts: “(1) that MBIA, during the Class Period, overleveraged itself, deeply under-reserved against possible credit defaults, and overly exposed to guaranteeing risky structured financings; (2) that MBIA accelerated its recognition of current income by classifying many of its upfront guarantee fees as advisory fees taken at closing, rather than accounted for over the life of the bonds insured; (3) that MBIA improperly booked a $70 million payment received from Converium Re (then called Zurich Reinsurance North America) in 1998, which at the time was depicted as a loss-reducing reinsurance recovery for MBIA, but was, in substance, a loan; (4) that as result, MBIA financial statements were materially overstated by $60 million; (5) that MBIA artificially inflated premium income and portfolio credit quality by insuring bonds in the secondary market that were attracting prices lower than their stale credit ratings would dictate; (6) that MBIA’s low loss ratios resulted from the Company’s practice to defer recognizing problems rather than providing layers of excess collateral, other underwriting protection, and its self-proclaimed prowess at restructurings; (7) that MBIA set forth an illegal scheme of covering the loss, from the failed Allegheny Health, Education and Research Foundation (“Aherf”) bond issuance, with a retroactive reinsurance policy, giving it a reinsurance recovery of $170 million to cover the present value of the future Aherf interest and principal payments, which resulted in MBIA showing a better than 40% jump in pretax income that year — $565 million over what the income figure would have been without resort to the reinsurance; (8) that MBIA was dumping on Channel Reinsurance Ltd., a Bermuda reinsurer where MBIA owns a 17.4% interest, performing but troubled policies from its existing portfolio, with the provison that it could make up any quality problems later so that MBIA could buy time by getting potential workout loans off its balance sheet in order to make its financial results appear better; and (9) that the Company lacked adequate internal controls and was therefore unable to ascertain the true financial condition of the Company.” The plaintiffs allege that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices. These lawsuits seek unspecified compensatory damages in connection with purchases by members of the putative class of the Company’s stock at such allegedly inflated prices during the Class Period.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company repurchases shares of its common stock when, in the opinion of management, it is economically advantageous to do. In August, 1999, the Company’s board of directors authorized the repurchase of up to 11.25 million shares of the Company’s common stock (after adjusting

(41)

for the 2001 stock split). In July 2004, the Company completed the repurchase of all 11.25 million shares and received authorization from its board of directors to repurchase 1 million shares under a new repurchase program. On August 5, 2004, MBIA’s board of directors authorized the repurchase of an additional 14 million shares of its common stock in connection with the new repurchase program. The Company will only repurchase shares of its common stock under the repurchase program when it feels that it is economically attractive to do so and in conformity with regulatory and rating agency guidelines.

The following table sets forth repurchases made by the Company in each month during the first quarter of 2005:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January	283,701	$61.72	201,600	10,705,900
February	1,301,568	59.03	1,281,000	9,424,900
March	2,075,364	57.86	1,993,700	7,431,200

(1)	184,333 shares were purchased by the Company for settling awards under the Company’s long-term incentive plans.

(2)	Repurchased pursuant to stock repurchase plans authorized by the Company’s board of directors in 2004.

Item 4.	Submission Of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 5, 2005 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Act”), there was no solicitation in opposition to the nine nominees of the Board of Directors of the Company listed in the Company’s Proxy Statement, dated March 30, 2005, for the Annual Meeting (the “Proxy Statement”), filed with the Securities and Exchange Commission, and said nine nominees were elected.

(42)

The following matters were acted upon by Company shareholders at the Annual Meeting, at which 121,046,043 shares of the Common Stock, $1.00 par value, of the Company (the “Common Stock”), or approximately 87.95 percent of the 137,630,961 shares of Common Stock entitled to vote at the Annual Meeting, were present in person or by proxies:

1. Election of Directors. The proposal to elect the Company’s Board of Directors was adopted with the following number of votes per director:

Nominees	In Favor	Withheld
Joseph W. Brown	112,990,926	8,055,117
C. Edward Chaplin	118,669,165	2,376,878
David C. Clapp	117,432,066	3,613,977
Gary C. Dunton	113,030,950	8,015,093
Claire L. Gaudiani	117,429,239	3,616,804
Daniel P. Kearney	116,988,798	4,057,245
Laurence H. Meyer	118,741,826	2,304,217
Debra J. Perry	118,742,322	2,303,721
John A. Rolls	114,057,677	6,988,366

2. Approval of Adoption of MBIA Inc. Annual Incentive Plan. A resolution proposed by the Board of Directors of the Company that the shareholders approve the MBIA Inc. Annual Incentive Plan (the “Annual Incentive Plan”) was submitted to, and voted upon by, the shareholders of the Company at the Annual Meeting. There were 106,524,611 votes cast in favor of, and 3,681,575 votes cast against, said resolution. The holders of 899,438 shares of Common Stock abstained and there were “broker non-votes” in respect of 9,940,419 shares of Common Stock. Accordingly, the resolution received the affirmative vote of the holders of a majority of the Common Stock outstanding and entitled to vote at the Annual Meeting and, therefore, the resolution was adopted and the Annual Incentive Plan was approved by the shareholders. The resolution and information relating to the Annual Incentive Plan are set forth at pages 35 through 37, inclusive, of the Proxy Statement. The Annual Incentive Plan is set forth in its entirety as Appendix C to the Proxy Statement.

3. Approval of Adoption of MBIA Inc. 2005 Omnibus Incentive Plan. A resolution proposed by the Board of Directors of the Company that the shareholders approve the MBIA Inc. 2005 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) was submitted to, and voted upon by, the shareholders of the Company at the Annual Meeting. There were 95,503,472 votes cast in favor of, and 14,725,016 votes cast against, said resolution. The holders of 877,236 shares of Common Stock abstained and there were “broker non-votes” in respect of 9,940,319 shares of Common Stock. Accordingly, the resolution received the affirmative vote of the holders of a majority of the Common Stock outstanding and entitled to vote at the Annual Meeting and, therefore, the resolution was adopted and the Omnibus Incentive Plan was approved by the shareholders. The resolution and information relating to the Annual Incentive Plan are set forth at pages 38 through 44, inclusive, of the Proxy Statement. The Annual Incentive Plan is set forth in its entirety as Appendix D to the Proxy Statement.

4. Approval of Amendment to Section 8 of the Certificate of Incorporation. A resolution proposed by the Board of Directors of the Company that the shareholders approve an amendment to the Company’s Certificate of Incorporation to reduce to a simple majority the percentage of votes required to amend or repeal Section 8 of the Certificate of Incorporation, which Section discusses the factors that the Board of Directors of the Company is authorized to consider in the event of a proposed tender offer, merger or acquisition of the Company was submitted to, and voted upon by, the shareholders of the Company at the Annual Meeting. There were 119,466,506 votes cast in favor of, and 724,511 votes cast against, said resolution. The holders of 855,026 shares of Common Stock abstained and there were no “broker non-votes”. Accordingly, the resolution received the affirmative vote of the holders of over 80% of the Common Stock outstanding and entitled to vote at the Annual Meeting and, therefore, the resolution was adopted and the amendment to the Company’s Certificate of Incorporation was approved by the shareholders. The resolution and information relating to the amendment are set forth at pages 45 through 46, inclusive, of the Proxy Statement.

(43)

5. Approval of Amendment to Section 4 of the Certificate of Incorporation. A resolution proposed by the Board of Directors of the Company that the shareholders approve an amendment to the Company’s Certificate of Incorporation to permit shareholders to act by majority written consent by amending Section 4 of the Certificate of Incorporation was submitted to, and voted upon by, the shareholders of the Company at the Annual Meeting. There were 107,027,004 votes cast in favor of, and 2,993,858 votes cast against, said resolution. The holders of 1,084,762 shares of Common Stock abstained and there were “broker non-votes” in respect of 9,940,419 shares of Common Stock. Accordingly, the resolution received the affirmative vote of the holders of a majority of the Common Stock outstanding and entitled to vote at the Annual Meeting and, therefore, the resolution was adopted and the amendment to the Company’s Certificate of Incorporation was approved by the shareholders. The resolution and information relating to the amendment are set forth at pages 46 through 47, inclusive, of the Proxy Statement.

6. Ratification of Appointment of Independent Registered Public Accounting Firm. A resolution that the shareholders ratify the action of the Audit Committee in selecting and appointing PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2005 was submitted to, and voted upon by, the shareholders. There were 118,299,221 shares of Common Stock voted in favor of, and 1,906,525 shares of Common Stock voted against, said resolution. The holders of 840,297 shares of Common Stock abstained and there were no “broker non-votes”. The resolution, having received the affirmative vote of the holders of a majority of the shares of Common Stock outstanding and entitled to vote at the Annual Meeting, was adopted and the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for 2005 was ratified by the shareholders.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation, dated May 5, 2005

10.1	Fourth Amended and Restated Credit Agreement, effective March 31, 2005, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on April 5, 2005.

10.2	Second Amendment to the Second Amended and Restated Credit Agreement, dated as of April 14, 2005, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on April 22, 2005.

10.3	MBIA Inc. Annual Incentive Plan, effective January 1, 2006, incorporated by reference to Appendix C to the Company’s definitive proxy statement filed on March 30, 2005

10.4	MBIA Inc. 2005 Omnibus Incentive Plan, effective May 5, 2005, incorporated by reference to Appendix D to the Company’s definitive proxy statement filed on March 30, 2005

31.1	Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 302

32.1	Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 906

32.2	Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 906

99.1	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

(44)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC. Registrant

Date: May 10, 2005	/s/ NICHOLAS FERRERI
Nicholas Ferreri
Chief Financial Officer

Date: May 10, 2005	/s/ DOUGLAS C. HAMILTON
Douglas C. Hamilton
Controller (Principal Accounting Officer)

(45)