Form 10-Q
period 2005-06-30
MBIA INC
filed 2005-08-09
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005

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

As of July 29, 2005 there were outstanding 134,044,311 shares of Common Stock, par value $1 per share, of the registrant.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except per share amounts)

	June 30, 2005	December 31, 2004
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $21,898,408 and $18,802,894)	$22,919,879	$19,679,905
Investments held-to-maturity, at amortized cost (fair value $6,551,271 and $7,535,787)	6,572,895	7,540,218
Investment agreement portfolio pledged as collateral, at fair value (amortized cost $885,502 and $713,704)	937,760	730,870
Short-term investments, at amortized cost (which approximates fair value)	1,548,726	2,405,192
Other investments	274,076	261,865

Total investments	32,253,336	30,618,050

Cash and cash equivalents	512,341	366,236
Accrued investment income	348,573	312,208
Deferred acquisition costs	383,006	360,496
Prepaid reinsurance premiums	451,113	471,375
Reinsurance recoverable on unpaid losses	42,869	33,734
Goodwill	79,406	79,406
Property and equipment, at cost (less accumulated depreciation of $115,831 and $108,848)	110,817	114,692
Receivable for investments sold	96,654	67,205
Derivative assets	252,637	288,811
Other assets	253,843	315,197

Total assets	$34,784,595	$33,027,410

Liabilities and Shareholders’ Equity
Liabilities:
Deferred premium revenue	$3,228,018	$3,211,181
Loss and loss adjustment expense reserves	667,570	726,617
Investment agreements	10,005,780	8,678,036
Commercial paper	1,859,764	2,598,655
Medium-term notes	7,688,290	6,943,840
Variable interest entity floating rate notes	801,038	600,505
Securities sold under agreements to repurchase	835,359	647,104
Short-term debt	58,745	58,745
Long-term debt	1,314,238	1,332,540
Deferred income taxes, net	661,184	610,545
Deferred fee revenue	22,498	26,780
Payable for investments purchased	173,175	94,609
Derivative liabilities	484,842	528,562
Other liabilities	396,596	390,620

Total liabilities	28,197,097	26,448,339

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares - 156,412,476 and 155,607,737	156,412	155,608
Additional paid-in capital	1,462,914	1,410,799
Retained earnings	5,527,063	5,215,191
Accumulated other comprehensive income, net of deferred income tax of $357,249 and $317,563	630,628	611,173
Unearned compensation—restricted stock	(53,169)	(34,686)
Treasury stock, at cost—22,377,436 and 16,216,405 shares	(1,136,350)	(779,014)

Total shareholders’ equity	6,587,498	6,579,071

Total liabilities and shareholders’ equity	$34,784,595	$33,027,410

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands except per share amounts)

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
		Restated		Restated
Insurance
Revenues:
Gross premiums written	$248,965	$372,909	$531,584	$577,602
Ceded premiums	(33,641)	(45,059)	(69,329)	(75,791)

Net premiums written	215,324	327,850	462,255	501,811

Scheduled premiums earned	177,207	171,956	347,080	333,950
Refunding premiums earned	31,726	38,826	68,091	78,702

Premiums earned (net of ceded premiums of $42,549, $48,434, $87,965 and $93,352)	208,933	210,782	415,171	412,652
Net investment income	121,002	114,856	240,148	236,697
Advisory fees	4,214	17,190	10,639	23,055
Net realized gains (losses)	996	16,935	1,207	63,228
Net gains (losses) on derivative instruments and foreign exchange	4,119	210	(1,956)	1,280

Total insurance revenues	339,264	359,973	665,209	736,912
Expenses:
Losses and loss adjustment	21,265	20,635	41,650	40,074
Amortization of deferred acquisition costs	16,506	16,493	32,799	32,079
Operating	32,268	29,155	61,434	56,681

Total insurance expenses	70,039	66,283	135,883	128,834

Insurance income	269,225	293,690	529,326	608,078

Investment management services
Revenues	206,543	126,256	392,778	247,716
Net realized gains (losses)	(1,478)	(1,126)	1,716	(2,943)
Net gains (losses) on derivative instruments and foreign exchange	(3,439)	11,737	7,739	4

Total investment management services revenues	201,626	136,867	402,233	244,777
Interest expense	167,164	92,438	316,582	183,473
Expenses	19,090	18,757	33,467	37,344

Total investment management services expenses	186,254	111,195	350,049	220,817

Investment management services income	15,372	25,672	52,184	23,960

Municipal services
Revenues	5,398	5,752	10,934	11,711
Net realized gains (losses)	—	(37)	(85)	(42)
Net gains on derivative instruments and foreign exchange	6	—	136	—

Total municipal services revenues	5,404	5,715	10,985	11,669
Expenses	5,108	5,526	10,513	11,380

Municipal services income	296	189	472	289

Corporate
Net investment income	5,776	2,457	13,703	4,577
Net realized gains (losses)	81	(356)	(1,527)	(576)
Interest expense	22,040	17,771	44,061	35,545
Corporate expenses	7,398	4,070	11,079	9,960

Corporate loss	(23,581)	(19,740)	(42,964)	(41,504)
Income from continuing operations before income taxes	261,312	299,811	539,018	590,823

Provision for income taxes	73,722	84,096	150,924	166,520

Income from continuing operations	187,590	215,715	388,094	424,303

Loss from discontinued operations, net of tax	—	(510)	—	(481)
Gain on sale of discontinued operations, net of tax	—	3,178	—	3,178

Income from discontinued operations	—	2,668	—	2,697

Net income	$187,590	$218,383	$388,094	$427,000

Income from continuing operations per common share:
Basic	$1.40	$1.50	$2.86	$2.96
Diluted	$1.37	$1.47	$2.80	$2.89

Net income per common share:
Basic	$1.40	$1.52	$2.86	$2.97
Diluted	$1.37	$1.49	$2.80	$2.91

Weighted-average number of common shares outstanding:
Basic	133,938,175	143,454,174	135,589,284	143,530,690
Diluted	136,886,153	146,289,467	138,680,637	146,600,213

Gross revenues from continuing operations	552,151	504,656	1,090,603	997,359
Gross expenses from continuing operations	290,839	204,845	551,585	406,536

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the six months ended June 30, 2005

(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation- Restricted Stock	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Amount
Balance, January 1, 2005	155,608	$155,608	$1,410,799	$5,215,191	$611,173	$(34,686)	(16,216)	$(779,014)	$6,579,071

Comprehensive income:
Net income	—	—	—	388,094	—	—	—	—	388,094
Other comprehensive income (loss):
Change in unrealized appreciation of investments net of change in deferred income taxes of $60,722	—	—	—	—	92,511	—	—	—	92,511
Change in fair value of derivative instruments net of change in deferred income taxes of $(23,347)	—	—	—	—	(43,359)	—	—	—	(43,359)
Change in foreign currency translation net of change in deferred income taxes of $2,311	—	—	—	—	(29,697)	—	—	—	(29,697)

Other comprehensive income (loss)									19,455

Comprehensive income									407,549

Treasury shares acquired, net	—	—	—	—	—	—	(6,161)	(357,336)	(357,336)

Stock-based compensation	804	804	52,115	—	—	(18,483)	—	—	34,436

Dividends (declared per common share $0.560, paid per common share $0.520)	—	—	—	(76,222)	—	—	—	—	(76,222)

Balance, June 30, 2005	156,412	$156,412	$1,462,914	$5,527,063	$630,628	$(53,169)	(22,377)	$(1,136,350)	$6,587,498

2005
Disclosure of reclassification amount:
Unrealized appreciation of investments arising during the period, net of taxes	$98,559
Reclassification adjustment, net of taxes	(6,048)

Net unrealized appreciation, net of taxes	$92,511

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended June 30
	2005	2004
		Restated
Cash flows from operating activities of continuing operations:
Net income	$388,094	$427,000
Loss from discontinued operations, net of tax	—	481
Gain on sale of discontinued operations, net of tax	—	(3,178)

Income from continuing operations	388,094	424,303

Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Increase in accrued investment income	(36,365)	(4,102)
Increase in deferred acquisition costs	(22,510)	(20,193)
Decrease (increase) in prepaid reinsurance premiums	20,262	(12,672)
Increase in deferred premium revenue	16,837	71,599
Decrease in loss and loss adjustment expense reserves	(59,047)	(33,065)
(Increase) decrease in reinsurance recoverable on unpaid losses	(9,135)	33,783
Depreciation	6,983	6,669
Amortization of discount on bonds, net	30,565	33,172
Amortization of premium on medium-term notes and commercial paper	(10,166)	(9,679)
Net realized gains on sale of investments	(1,311)	(59,667)
Current income tax benefit	—	(9,627)
Deferred income tax provision	12,840	32,699
Net gains on derivative instruments and foreign exchange	(5,919)	(1,284)
Stock option compensation	10,179	12,419
Other, net	72,110	(60,114)

Total adjustments to income from continuing operations	25,323	(20,062)

Net cash provided by operating activities of continuing operations	413,417	404,241

Cash flows from investing activities of continuing operations:
Purchases of fixed-maturity securities, net of payable for investments purchased	(5,192,581)	(3,846,716)
Sale of fixed-maturity securities, net of receivable for investments sold	4,685,447	3,211,576
Redemption of fixed-maturity securities, net of receivable for investments redeemed	300,785	433,525
Purchases for investment agreement and medium-term note portfolios, net of payable for investments purchased	(3,017,881)	(2,672,688)
Sales for investment agreement and medium-term note portfolios, net of receivable for investments sold	527,664	1,280,903
Purchases of held-to-maturity investments	(259,277)	(60,601)
Proceeds from principal paydown of held-to-maturity investments	1,208,809	2,200,403
Sale (purchase) of short-term investments	244,799	(58,979)
(Purchase) sale of other investments	(11,619)	61,558
Capital expenditures	(3,553)	(4,543)
Disposals of capital assets	—	2,248

Net cash (used) provided by investing activities of continuing operations	(1,517,407)	546,686

Cash flows from financing activities of continuing operations:
Proceeds from issuance of investment agreements	4,153,151	2,385,122
Payments for drawdowns of investment agreements	(2,875,081)	(1,671,505)
Decrease in commercial paper, net	(738,305)	(257,084)
Issuance of medium-term notes	1,085,007	873,923
Issuance of variable interest entity floating rate notes	200,000	—
Principal paydown of medium-term notes	(344,957)	(2,124,087)
Securities sold under agreements to repurchase, net	188,255	21,829
Dividends paid	(71,795)	(63,538)
Net proceeds from issuance of short-term debt	—	1,408
Capital issuance costs	(1,658)	(1,051)
Other borrowings	—	(7,886)
Purchase of treasury stock	(357,336)	(91,350)
Exercise of stock options	12,814	37,597

Net cash provided (used) by financing activities of continuing operations	1,250,095	(896,622)

Discontinued operations:
Net cash provided by discontinued operations	—	14,717

Net increase in cash and cash equivalents	146,105	69,022
Cash and cash equivalents - beginning of period	366,236	227,544

Cash and cash equivalents - end of period	$512,341	$296,566

Supplemental cash flow disclosures:
Income taxes paid	$92,810	$149,406
Interest paid:
Investment agreements	$163,100	$124,534
Commercial paper	30,019	14,008
Medium-term notes	103,559	66,919
Variable interest entity floating rate notes	9,415	3,425
Securities sold under agreements to repurchase	7,679	5,799
Long-term debt	39,290	35,098
Other borrowings	—	578
Non cash items:
Stock compensation	$10,179	$12,419
Dividends declared but not paid	37,916	34,617

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (GAAP). These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2004 for MBIA Inc. and Subsidiaries (MBIA or the Company). The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005. The December 31, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities required by GAAP. All significant intercompany balances have been eliminated. Business segment results are presented net of all material intersegment transactions. Certain amounts have been reclassified in the financial statements prior to December 31, 2004 to conform to the current presentation. This includes the reclassification of conduit and variable interest entity (VIE) assets and liabilities, which had no effect on net income, total assets, total liabilities or shareholders’ equity as previously reported. Additionally, this includes the reclassification of salvage and subrogation from “Loss and loss adjustment expense reserves” to “Other assets.”

NOTE 2: Restatement of Consolidated Financial Statements

As reported in the Company’s Form 10-K for the year ended December 31, 2004, the Company restated its previously issued consolidated financial statements for 1998 and subsequent years to correct the accounting treatment for two reinsurance agreements entered into in 1998. The following table presents the effects of the restatement on the consolidated financial statements of the Company for the second quarter and six months ended June 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	As of and for the three months ended June 30, 2004		As of and for the six months ended June 30, 2004
In thousands except per share information	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statement of Income Data:
Net premiums written	$323,618	$327,850	$493,347	$501,811
Scheduled premiums earned	169,991	171,956	330,271	333,950
Refunding premiums earned	38,309	38,826	77,851	78,702
Premiums earned	208,300	210,782	408,122	412,652
Insurance revenues	357,491	359,973	732,382	736,912
Losses and loss adjustment expenses	20,399	20,635	39,633	40,074
Operating expenses	28,931	29,155	56,103	56,681
Insurance income	291,668	293,690	604,567	608,078
Income from continuing operations before income taxes	297,789	299,811	587,312	590,823
Provision for income taxes	83,388	84,096	165,291	166,520
Income from continuing operations	214,401	215,715	422,021	424,303
Net income	$217,069	$218,383	$424,718	$427,000

Basic EPS:
Income from continuing operations	$1.49	$1.50	$2.94	$2.96
Net income	$1.51	$1.52	$2.96	$2.97

Diluted EPS:
Income from continuing operations	$1.47	$1.47	$2.88	$2.89
Net income	$1.48	$1.49	$2.90	$2.91

Consolidated Balance Sheet Data:
Prepaid reinsurance premiums	$552,334	$479,434	$552,334	$479,434
Total assets	30,047,666	29,984,421	30,047,666	29,984,421
Loss and loss adjustment expense reserves	651,489	658,416	651,489	658,416
Current income taxes	6,498	0	6,498	0
Deferred income taxes, net	424,153	410,918	424,153	410,918
Other liabilities	393,248	397,389	393,248	397,389
Total liabilities	23,749,298	23,740,633	23,749,298	23,740,633
Retained earnings	4,948,873	4,894,293	4,948,873	4,894,293
Shareholders’ equity	$6,298,368	$6,243,788	$6,298,368	$6,243,788

Information presented in the Notes to Consolidated Financial Statements gives effect to the restatement, as applicable.

NOTE 3: Dividends Declared

Dividends declared by the Company during the six months ended June 30, 2005 were $76.2 million.

NOTE 4: Earnings Per Share (Restated)

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options and other items outstanding during the period that could

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

potentially result in the issuance of common stock. For the three and six months ended June 30, 2005 there were 3,109,473 and 2,808,176 stock options outstanding, respectively, and for the three and six months ended June 30, 2004, there were 2,294,163 and 2,087,690 stock options outstanding, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table sets forth the computation of basic and diluted earnings per share for the second quarter and six months ended June 30, 2005 and 2004:

	2nd Quarter		Year-to-date
In millions except per share amounts	2005	Restated 2004	2005	Restated 2004
Income from continuing operations, net of tax	$188	$215	$388	$424
Income from discontinued operations, net of tax	—	3	—	3

Net income	$188	$218	$388	$427

Diluted weighted average shares (in thousands):
Basic weighted average shares outstanding	133,938	143,454	135,589	143,530
Effect of stock based compensation	2,948	2,835	3,092	3,070

Diluted weighted average shares	136,886	146,289	138,681	146,600

Basic EPS:
Income from continuing operations	$1.40	$1.50	$2.86	$2.96
Income from discontinued operations	—	0.02	—	0.02

Net income *	$1.40	$1.52	$2.86	$2.97

Diluted EPS:
Income from continuing operations	$1.37	$1.47	$2.80	$2.89
Income from discontinued operations	—	0.02	—	0.02

Net income *	$1.37	$1.49	$2.80	$2.91

*	May not add due to rounding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

the new issue and secondary markets. The Company views its insurance operations as a reportable segment. This segment includes all activities related to global credit enhancement services provided principally by MBIA Insurance Corporation and its subsidiaries (MBIA Corp.).

The Company’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management, LLC (MBIA-AML) and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to the origination of assets for investment purposes. The investment management services operations’ reportable segments are comprised of asset/liability products, which include investment agreements and medium-term notes (MTNs) not related to the conduit programs, advisory services and conduits. During the second quarter of 2004, the Company completed the sale of the assets of 1838 Investment Advisors, LLC, the Company’s equity advisory services segment. This segment is reported as a discontinued operation for the quarter ended June 30, 2004.

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

Reportable segment results are presented net of material intersegment transactions. Transactions between the Company’s segments are executed at an arm’s length basis, as established by management. The following table summarizes the Company’s operations for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30, 2005
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$334,149	$206,543	$5,398	$5,776	$551,866
Net realized gains (losses)	996	(1,478)	—	81	(401)
Net gains (losses) on derivative instruments and foreign exchange	4,119	(3,439)	6	—	686

Total revenues	339,264	201,626	5,404	5,857	552,151
Interest expense	—	167,164	—	22,040	189,204
Operating expenses	70,039	19,090	5,108	7,398	101,635

Total expenses	70,039	186,254	5,108	29,438	290,839

Income (loss) before taxes	$269,225	$15,372	$296	$(23,581)	$261,312

Identifiable assets(b)	$12,441,915	$21,871,096	$23,323	$448,261	$34,784,595

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Restated
	Three months ended June 30, 2004
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$342,828	$126,256	$5,752	$2,457	$477,293
Net realized gains (losses)	16,935	(1,126)	(37)	(356)	15,416
Net gains (losses) on derivative instruments and foreign exchange	210	11,737	—	—	11,947

Total revenues	359,973	136,867	5,715	2,101	504,656
Interest expense	—	92,438	—	17,771	110,209
Operating expenses	66,283	18,757	5,526	4,070	94,636

Total expenses	66,283	111,195	5,526	21,841	204,845

Income (loss) before taxes	$293,690	$25,672	$189	$(19,740)	$299,811

Identifiable assets(b)	$11,999,716	$17,439,421	$25,133	$520,151	$29,984,421

	Six months ended June 30, 2005
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$665,958	$392,778	$10,934	$13,703	$1,083,373
Net realized gains (losses)	1,207	1,716	(85)	(1,527)	1,311
Net gains (losses) on derivative instruments and foreign exchange	(1,956)	7,739	136	—	5,919

Total revenues	665,209	402,233	10,985	12,176	1,090,603
Interest expense	—	316,582	—	44,061	360,643
Operating expenses	135,883	33,467	10,513	11,079	190,942

Total expenses	135,883	350,049	10,513	55,140	551,585

Income (loss) before taxes	$529,326	$52,184	$472	$(42,964)	$539,018

Identifiable assets(b)	$12,441,915	$21,871,096	$23,323	$448,261	$34,784,595

	Restated
	Six months ended June 30, 2004
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$672,404	$247,716	$11,711	$4,577	$936,408
Net realized gains (losses)	63,228	(2,943)	(42)	(576)	59,667
Net gains (losses) on derivative instruments and foreign exchange	1,280	4	—	—	1,284

Total revenues	736,912	244,777	11,669	4,001	997,359
Interest expense	—	183,473	—	35,545	219,018
Operating expenses	128,834	37,344	11,380	9,960	187,518

Total expenses	128,834	220,817	11,380	45,505	406,536

Income (loss) before taxes	$608,078	$23,960	$289	$(41,504)	$590,823

Identifiable assets(b)	$11,999,716	$17,439,421	$25,133	$520,151	$29,984,421

(a)	Represents the sum of net premiums earned, net investment income, advisory fees, investment management fees and other fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

(b)	At June 30, 2005, there were no assets associated with the Company’s discontinued operations. At June 30, 2004, identifiable assets related to the Company’s discontinued operations were $5 thousand.

Included in insurance segment revenues for the three months ended June 30, 2005 and 2004 are revenues of $5 million and $2 million, respectively, and expenses of $5 million and $2 million, respectively, related to a consolidated third-party VIE. Additionally, included in insurance segment revenues for the six months ended June 30, 2005 and 2004 are revenues of $10 million and $4 million, respectively, and expenses of $10 million and $4 million, respectively, related to a consolidated third-party VIE.

The following table summarizes the segments within the investment management services operations for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30, 2005
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$146,705	$14,310	$49,699	$(4,171)	$206,543
Net realized gains (losses)	(1,485)	7	—	—	(1,478)
Net gains (losses) on derivative instruments and foreign exchange	1,014	(55)	(4,398)	—	(3,439)

Total revenues	146,234	14,262	45,301	(4,171)	201,626
Interest expense	124,729	—	42,435	—	167,164
Operating expenses	10,189	8,936	4,100	(4,135)	19,090

Total expenses	134,918	8,936	46,535	(4,135)	186,254

Income (loss) before taxes	$11,316	$5,326	$(1,234)	$(36)	$15,372

Identifiable assets	$16,085,055	$59,588	$6,098,239	$(371,786)	$21,871,096

	Three months ended June 30, 2004
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$94,026	$12,700	$23,121	$(3,591)	$126,256
Net realized gains (losses)	(1,109)	(17)	—	—	(1,126)
Net gains (losses) on derivative instruments and foreign exchange	(5,020)	(45)	16,802	—	11,737

Total revenues	87,897	12,638	39,923	(3,591)	136,867
Interest expense	76,255	—	16,183	—	92,438
Operating expenses	8,636	8,397	4,941	(3,217)	18,757

Total expenses	84,891	8,397	21,124	(3,217)	111,195

Income (loss) before taxes	$3,006	$4,241	$18,799	$(374)	$25,672

Identifiable assets	$11,462,320	$58,556	$6,146,780	$(228,235)	$17,439,421

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Six months ended June 30, 2005
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$277,358	$27,285	$96,157	$(8,022)	$392,778
Net realized gains (losses)	1,713	3	—	—	1,716
Net gains (losses) on derivative instruments and foreign exchange	(2,389)	(64)	10,192	—	7,739

Total revenues	276,682	27,224	106,349	(8,022)	402,233
Interest expense	233,737	267	82,578	—	316,582
Operating expenses	17,080	16,536	7,800	(7,949)	33,467

Total expenses	250,817	16,803	90,378	(7,949)	350,049

Income (loss) before taxes	$25,865	$10,421	$15,971	$(73)	$52,184

Identifiable assets	$16,085,055	$59,588	$6,098,239	$(371,786)	$21,871,096

	Six months ended June 30, 2004
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$184,739	$25,198	$45,126	$(7,347)	$247,716
Net realized gains (losses)	(2,569)	(374)	—	—	(2,943)
Net gains (losses) on derivative instruments and foreign exchange	(8,581)	(9)	8,594	—	4

Total revenues	173,589	24,815	53,720	(7,347)	244,777
Interest expense	149,943	—	33,530	—	183,473
Operating expenses	17,157	17,151	9,620	(6,584)	37,344

Total expenses	167,100	17,151	43,150	(6,584)	220,817

Income (loss) before taxes	$6,489	$7,664	$10,570	$(763)	$23,960

Identifiable assets	$11,462,320	$58,556	$6,146,780	$(228,235)	$17,439,421

(a)	Represents the sum of interest income, investment management services fees and other fees.

An increasingly significant portion of premiums reported within the insurance segment is generated outside the United States. The following table summarizes net premiums earned by geographic location of risk for the three and six months ended June 30, 2005 and 2004:

	2nd Quarter		Year-to-date
In thousands	2005	Restated 2004	2005	Restated 2004
Net premiums earned:
United States	$152,481	$160,851	$307,922	$317,646
Non-United States	56,452	49,931	107,249	95,006

Total	$208,933	$210,782	$415,171	$412,652

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 6: Loss and Loss Adjustment Expense (LAE) Reserves

Loss and LAE reserves are established in an amount equal to the Company’s estimate of unallocated losses, identified or case basis reserves and costs of settlement and other loss mitigation expenses on obligations it has insured. A summary of the unallocated and case basis activity and the components of the liability for loss and LAE reserves for the first and second quarters of 2005 are shown in the following table:

In thousands	2Q 2005	1Q 2005
Case basis loss and LAE reserves:
Beginning balance	$463,161	$434,924
Less: reinsurance recoverable	33,202	33,734

Net beginning balance	429,959	401,190

Case basis transfers from unallocated loss reserve related to:
Current year	23	—
Prior years	18,126	19,504

Total	18,149	19,504

Paid (recovered) related to:
Current year	(1)	(4,231)
Prior years	118,640	(5,034)

Total paid (recovered)	118,639	(9,265)

Net ending balance	329,469	429,959
Plus: reinsurance recoverable	42,869	33,202

Case basis loss and LAE reserve ending balance	372,338	463,161

Unallocated loss reserve:
Beginning balance	292,402	291,693
Losses and LAE incurred(1)	21,265	20,385
Channel Re elimination(2)	(286)	(172)
Transfers to case basis and LAE reserves	(18,149)	(19,504)

Unallocated loss reserve ending balance	295,232	292,402

Total	$667,570	$755,563

(1)	Represents the Company’s provision for losses calculated as 12% of scheduled net earned premium.
(2)	Represents the amount of losses and LAE incurred that have been eliminated in proportion to MBIA’s ownership interest in Channel Reinsurance Ltd. (Channel Re), which is carried on an equity method accounting basis.

Case basis activity transferred from the Company’s unallocated loss reserve was approximately $38 million in the first six months of 2005 and primarily consisted of loss reserves for MBIA’s guaranteed tax lien portfolios, obligations issued by Fort Worth Osteopathic Hospital, a mortgage-backed credit and Allegheny Health, Education and Research Foundation (AHERF). Total paid and recovery activity of $109 million for the first six months of 2005 primarily consisted of payments related to Fort Worth Osteopathic Hospital and estimated recoveries for AHERF reclassified from “Other assets,” both of which reduced the respective case basis loss reserve. Unallocated loss reserves approximated $295 million at June 30, 2005, which represent the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

are available for future case-specific activity. The Company incurred $42 million of loss and loss adjustment expenses in the first six months of 2005 based on 12% of scheduled net earned premium. See “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004 for a description of the Company’s loss reserving policy.

NOTE 7: Contingencies

In November 2004 the Company received identical document subpoenas from the Securities and Exchange Commission (SEC) and the New York Attorney General’s Office (NYAG) requesting information with respect to non-traditional or loss mitigation insurance products developed, offered or sold by the Company to third parties from January 1, 1998 to the present. While the subpoenas did not identify any specific transaction, subsequent conversations with the SEC and the NYAG revealed that the investigation included the reinsurance arrangements entered into by MBIA Corp. in 1998 in connection with the bankruptcy of the Delaware Valley Obligated Group, an entity that is part of the Pittsburgh-based Allegheny Health, Education and Research Foundation (AHERF).

On March 9, 2005, the Company received a subpoena from the U.S. Attorney’s Office for the Southern District of New York (U.S. Attorney) seeking information related to the reinsurance agreements it entered into in connection with the AHERF loss. Thereafter, the Company has received additional subpoenas, substantively identical to each other, and additional informal requests, from the SEC and the NYAG for documents and other information.

The Company has been cooperating, and is continuing to cooperate fully with the investigations by the SEC, the NYAG and the U.S. Attorney, and it is currently attempting to explore ways to resolve the issues under investigation. The investigations are, however, ongoing and the Company is unable to predict their outcome or whether efforts to resolve these issues will be successful.

Several class action lawsuits have been filed in the United States District Court for the Southern District of New York against the Company and certain of its officers. On July 25, 2005, the presiding judge issued an order consolidating these lawsuits into one action and named a lead plaintiff and lead counsel for the class. The Company anticipates that it will be receiving an amended complaint in respect of the consolidated action in September 2005.

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As reported in the Company’s Form 10-K for the year ended December 31, 2004, the Company restated its previously issued consolidated financial statements for 1998 and subsequent years to correct the accounting treatment for two reinsurance agreements entered into in 1998. The following table presents the effects of the restatement on the consolidated financial statements of the Company for the three and six months ended June 30, 2004.

	As of and For the Three Months Ended June 30, 2004		As of and For the Six Months Ended June 30, 2004
In thousands except per share information	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statement of Income Data:
Net premiums written	$323,618	$327,850	$493,347	$501,811
Scheduled premiums earned	169,991	171,956	330,271	333,950
Refunding premiums earned	38,309	38,826	77,851	78,702
Premiums earned	208,300	210,782	408,122	412,652
Insurance revenues	357,491	359,973	732,382	736,912
Losses and loss adjustment expenses	20,399	20,635	39,633	40,074
Operating expenses	28,931	29,155	56,103	56,681
Insurance income	291,668	293,690	604,567	608,078
Income from continuing operations before income taxes	297,789	299,811	587,312	590,823
Provision for income taxes	83,388	84,096	165,291	166,520
Income from continuing operations	214,401	215,715	422,021	424,303
Net income	$217,069	$218,383	$424,718	$427,000

Basic EPS:
Income from continuing operations	$1.49	$1.50	$2.94	$2.96
Net income	$1.51	$1.52	$2.96	$2.97

Diluted EPS:
Income from continuing operations	$1.47	$1.47	$2.88	$2.89
Net income	$1.48	$1.49	$2.90	$2.91

Consolidated Balance Sheet Data:
Prepaid reinsurance premiums	$552,334	$479,434	$552,334	$479,434
Total assets	30,047,666	29,984,421	30,047,666	29,984,421
Loss and loss adjustment expense reserves	651,489	658,416	651,489	658,416
Current income taxes	6,498	0	6,498	0
Deferred income taxes, net	424,153	410,918	424,153	410,918
Other liabilities	393,248	397,389	393,248	397,389
Total liabilities	23,749,298	23,740,633	23,749,298	23,740,633
Retained earnings	4,948,873	4,894,293	4,948,873	4,894,293
Shareholders’ equity	$6,298,368	$6,243,788	$6,298,368	$6,243,788

The following information presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The following table presents highlights of the Company’s consolidated financial results for the three and six months ended June 30, 2005 and 2004. Items listed under “Other per share information (effect on net income)” are items that management commonly identifies for the readers of its financial statements because they are the result of changes in accounting standards, a by-product of the Company’s operations or due to general market conditions beyond the control of the Company.

	2nd Quarter		Year-to-Date
In millions except per share amounts	2005	Restated 2004	2005	Restated 2004
Revenues:
Insurance	$339	$360	$666	$737
Investment management services	202	137	402	245
Municipal services	5	6	11	11
Corporate	6	2	12	4

Revenues from continuing operations	552	505	1,091	997
Expenses:
Insurance	70	66	136	129
Investment management services	186	111	350	221
Municipal services	5	6	11	11
Corporate	30	22	55	46

Expenses from continuing operations	291	205	552	407

Provision for income taxes	73	85	151	166

Income from continuing operations, net of tax	188	215	388	424
Income from discontinued operations, net of tax	—	3	—	3

Net income	$188	$218	$388	$427

Net income per share information:*
Net income	$1.37	$1.49	$2.80	$2.91

Other per share information (effect on net income):
Accelerated premium earned from refunded issues	$0.14	$0.16	$0.29	$0.32
Net realized gains (losses)	$0.00	$0.07	$0.01	$0.26
Net gains (losses) on derivative instruments and foreign exchange	$0.00	$0.05	$0.03	$0.01

*	All per share calculations are diluted.

In the second quarter of 2005, consolidated revenues increased 9% to $552 million from $505 million in the second quarter of 2004. The growth in consolidated revenues was primarily due to a substantial increase in investment management services’ interest income. However, insurance revenues decreased 6% as a result of a decline in realized gains from sales of investment securities and advisory fee income. Consolidated expenses for the second quarter of 2005 increased 42% to $291 million from $205 million in the second quarter of 2004. This increase was principally due to an increase in investment management services’ interest expense, which was

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

commensurate with the increase in interest income. Net income for the second quarter of 2005 of $188 million was down 14% from $218 million in the second quarter of 2004. Net income per share was 8% below the second quarter of 2004 as the decrease in net income was somewhat offset by a decrease in diluted weighted average shares outstanding resulting mainly from share repurchases made by the Company.

Consolidated revenues for the six months ended June 30, 2005 increased 9% to $1,091 million from $997 million in the first half of 2004. The growth in consolidated revenues was primarily due to a substantial increase in investment management services’ interest income and unrealized gains on derivative instruments. Offsetting the increase in investment management services’ revenues was a 10% decrease in insurance revenues as a result of lower advisory fee income and realized gains from sales of investment securities. Consolidated expenses for the six months of 2005 increased 36% to $552 million from $407 million in the first half of 2004. This increase was principally due to an increase in investment management services’ interest expense, which was commensurate with the increase in interest income for the period. Net income for the six months ended June 30, 2005 of $388 million was down 9% from $427 million in the first half of 2004. Net income per share was 4% below the first half of 2004 as the decrease in net income was somewhat offset by a decrease in diluted weighted average shares outstanding resulting from share repurchases made by the Company.

The Company’s book value at June 30, 2005 was $49.15 per share, up from $47.20 at December 31, 2004. Book value increased principally due to the effect of income from operations somewhat offset by the effect of repurchasing shares into treasury stock at prices above the Company’s book value per share.

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

The municipal obligations that MBIA Corp. insures include tax-exempt and taxable indebtedness of states, counties, cities, utility districts and other political subdivisions, as well as airports, higher education and healthcare facilities and similar authorities and obligations issued by private entities that finance projects which serve a substantial public purpose. The asset-backed and structured finance obligations insured by MBIA Corp. typically consist of securities that are payable from or which are tied to the performance of a specified pool of assets that, in most cases, have a defined cash flow. Securities of this type include residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, trade and export receivables, aircraft, equipment and real property leases, and infrastructure projects.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Second quarter 2005 revenues from the Company’s insurance operations were $339 million compared with $360 million in the second quarter of 2004, a 6% decrease. The decline in insurance operations’ revenues was primarily the result of a $13 million decrease in advisory fee income and a $16 million decrease in net gains from sales of investment securities. Insurance expenses, which consist of loss and loss adjustment expenses, the amortization of deferred acquisition costs and operating expenses, increased 6% in the second quarter of 2005. Gross insurance expenses (expenses before the deferral or amortization of acquisition costs) increased 1% in the second quarter of 2005 compared with the second quarter of 2004.

The Company’s insurance operations revenues for the six months ended June 30, 2005 were $666 million compared with $737 million in the first half of 2004. The decline in insurance operations’ revenues was primarily the result of a $62 million decrease in net gains from sales of investment securities and a $12 million decrease in advisory fee income. Insurance expenses increased 5% for the six months ended June 30, 2005 while gross insurance expenses (expenses before the deferral or amortization of acquisition costs) increased 3% for the six months ended June 30, 2005 compared with the same period of 2004.

The Company’s gross premiums written (GPW), net premiums written (NPW) and net premiums earned for the second quarter and first six months of 2005 and 2004 are presented in the following table:

	2nd Quarter		Year-to-date		Percent Change
					2nd Quarter	Year-to-date
					2005 vs. 2004	2005 vs. 2004
In millions	2005	Restated 2004	2005	Restated 2004
Gross premiums written:
U.S.	$175	$261	$389	$393	(33)%	(1)%
Non-U.S.	74	112	143	185	(33)%	(23)%

Total	$249	$373	$532	$578	(33)%	(8)%

Net premiums written:
U.S.	$158	$253	$360	$369	(37)%	(2)%
Non-U.S.	57	75	102	133	(24)%	(23)%

Total	$215	$328	$462	$502	(34)%	(8)%

Net premiums earned:
U.S.	$153	$161	$308	$318	(5)%	(3)%
Non-U.S.	56	50	107	95	13%	13%

Total	$209	$211	$415	$413	(1)%	1%

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

GPW reflects premiums received and accrued for in the period and does not include the present value of future cash receipts expected from installment premium policies originated during the period. GPW was $249 million in the second quarter of 2005, down 33% from the second quarter of 2004, reflecting a decline in business written both in and outside the U.S. For the six months ended June 30, 2005, GPW decreased 8% due to a 23% decline in business written outside the U.S.

NPW of $215 million, which represents gross premiums written net of premiums ceded to reinsurers, decreased 34% in the second quarter of 2005 compared to the second quarter of 2004. For the first six months of 2005, NPW of $462 million was 8% below the first six months of 2004. The decline in the second quarter and first six months of 2005 was consistent with the decline in GPW. Premiums ceded to reinsurers were $34 million or 14% in the second quarter of 2005 compared with $45 million or 12% in the second quarter of 2004. For the six months ended June 30, 2005, premiums ceded to reinsurers were $69 million or 13% compared with $76 million or 13% in the first half of 2004. Reinsurance enables the Company to cede exposure and comply with its single risk and credit guidelines, although the Company continues to be primarily liable on the insurance policies it underwrites.

Net premiums earned include scheduled premium earnings as well as premium earnings from refunded issues. Net premiums earned in the second quarter of 2005 of $209 million decreased 1% from the second quarter of 2004 due to an 18% decrease in refunded premiums earned offset by a 3% increase in scheduled premiums earned. In the six months ended June 30, 2005, net premiums earned were $415 million, a 1% increase over the first half of 2004 resulting from a 4% increase in scheduled premiums earned offset by a 13% decrease in refunded premiums earned. The increase in scheduled premiums earned was a result of growth in new business written and a decline in the Company’s use of reinsurance over the past several years. The decrease in refunded premiums earned resulted from a slow down in refinancing activity in the municipal market.

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

CREDIT QUALITY Financial guarantee insurance companies use a variety of approaches to assess the underlying credit risk profile of their insured portfolios. MBIA uses both an internally developed credit rating system as well as third-party rating sources in the analysis of credit quality measures of its insured portfolio. In evaluating credit risk, the Company obtains, when available, the underlying rating of each insured obligation before the benefit of its insurance policy from nationally recognized rating agencies (Moody’s Investors Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings). All references to insured credit quality distributions contained herein reflect the underlying rating levels from these third-party sources. Other companies within the financial guarantee industry may report credit quality information based upon internal ratings that would not be comparable to MBIA’s presentation.

The credit quality of business insured during 2005 remained high as 80% of total insured credits were rated A or above before giving effect to MBIA’s guarantee, compared to 75% for the same period of 2004. At June 30, 2005, 81% of the Company’s outstanding book of business was rated A or above before giving effect to MBIA’s guarantee, up from 79% at June 30, 2004.

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are shown in the following table:

	2nd Quarter		Year-to-date		Percent Change
					2nd Quarter	Year-to-date
					2005 vs. 2004	2005 vs. 2004
Global Public Finance In millions	2005	Restated 2004	2005	Restated 2004
Gross premiums written:
U.S.	$112	$191	$261	$248	(42)%	5%
Non-U.S.	30	61	60	90	(50)%	(33)%

Total	$142	$252	$321	$338	(44)%	(5)%

Net premiums written:
U.S.	$105	$193	$251	$246	(46)%	2%
Non-U.S.	25	34	44	60	(26)%	(27)%

Total	$130	$227	$295	$306	(43)%	(4)%

Net premiums earned:
U.S.	$98	$100	$199	$204	(2)%	(2)%
Non-U.S.	26	21	49	38	27%	28%

Total	$124	$121	$248	$242	3%	2%

Global public finance GPW decreased 44% to $142 million in the second quarter of 2005 from $252 million in the second quarter of 2004. This decrease was due to a decline in business written both in and outside the U.S.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

NPW decreased 43% to $130 million as a result of the decrease in GPW. In the second quarter of 2005, global public finance net premiums earned of $124 million were 3% above the second quarter of 2004 as a 14% increase in scheduled premiums earned was offset by a 22% decrease in refunded premiums earned primarily on U.S. business.

For the six months ended June 30, 2005, global public finance GPW decreased 5% over the first six months ended June 30, 2004. This decrease was due to a weak second quarter in both U.S. and non-U.S. business written mostly offset by strong growth in U.S. business written, primarily within the transportation sector, in the first quarter of 2005. NPW decreased 4% to $295 million in the first half of 2005 as a result of the decrease in GPW. In the first half of 2005, global public finance net premiums earned increased 2% to $248 million from $242 million in the first half of 2004. This growth reflects earnings generated from increased levels of non-U.S. business written over the last several years and a declining cession rate, offset by a 15% decrease in refunded premiums earned primarily from U.S. business.

The credit quality of global public finance business written by the Company in 2005 remained high. Insured credits rated A or above before the Company’s guarantee represented 91% of global public finance business written in 2005, compared with 89% in the first half of 2004. At June 30, 2005, 83% of the outstanding global public finance book of business was rated A or above before the Company’s guarantee, up from 81% at June 30, 2004.

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are shown in the following table:

	2nd Quarter		Year-to-date		Percent Change
					2nd Quarter	Year-to-date
					2005 vs. 2004	2005 vs. 2004
Global Structured Finance In millions	2005	Restated 2004	2005	Restated 2004
Gross premiums written:
U.S.	$63	$ 70	$128	$144	(10)%	(11)%
Non-U.S.	44	51	83	95	(14)%	(12)%

Total	$107	$121	$211	$239	(12)%	(12)%

Net premiums written:
U.S.	$53	$ 59	$108	$123	(10)%	(12)%
Non-U.S.	32	41	59	73	(23)%	(20)%

Total	$85	$100	$167	$196	(15)%	(15)%

Net premiums earned:
U.S.	$54	$ 61	$109	$114	(10)%	(4)%
Non-U.S.	31	29	58	56	3%	3%

Total	$85	$ 90	$167	$170	(6)%	(2)%

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

In the second quarter of 2005, global structured finance GPW decreased 12% to $107 million from $121 million in the second quarter of 2004 as a result of decreases in U.S. and non-U.S. business written. Similarly, NPW decreased 15% due to the decrease in GPW and slightly higher cession rates on non-U.S. business written. In the second quarter of 2005, global structured finance net premiums earned of $85 million decreased 6% compared with the second quarter of 2004. U.S. net premiums earned decreased 10% as a result of prepayments and maturities of insured issues offset by a 3% increase in non-U.S. business driven by higher levels of new business written over the last several years and a declining cession rate.

Global structured finance GPW decreased 12% in the first six months of 2005 to $211 million from $239 million in the first six months of 2004, resulting from decreases in U.S. and non-U.S. business written. The global structured finance sector continues to be adversely impacted by increased competition, tight spreads and greater investor demand for uninsured transactions. NPW for the first six months of 2005 decreased 15% due to the decrease in GPW and slightly higher cession rates on non-U.S. business written. In the first six months of 2005, global structured finance net premiums earned of $167 million were 2% below the first six months of 2004. A decrease in U.S. net premiums earned as a result of prepayments and maturities of insured issues was offset by higher levels of non-U.S. new business written over the last several years and a declining cession rate.

The credit quality of MBIA’s global structured finance insured business written rated A or above before giving effect to the Company’s guarantee was 64% in the first half of 2005, up from 55% in the first half of 2004. At June 30, 2005, 76% of the outstanding global structured finance book of business was rated A or above before giving effect to the Company’s guarantee, up from 74% at June 30, 2004.

INVESTMENT INCOME The Company’s insurance-related net investment income and ending asset balances at amortized cost for the second quarter and first six months of 2005 and 2004 are presented in the following table:

	2nd Quarter		Year-to-date		Percent Change
					2nd Quarter	Year-to-date
					2005 vs. 2004	2005 vs. 2004

In millions	2005	2004	2005	2004
Pre-tax income	$121	$115	$240	$237	5%	1%
After-tax income	$96	$91	$191	$186	6%	2%

Ending asset balances at amortized cost			$9,687	$9,479		2%

The Company’s insurance-related net investment income, excluding net realized gains and losses, increased 5% to $121 million in the second quarter of 2005 from $115 million in the second quarter of 2004. After-tax net

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

investment income increased 6% compared with the second quarter of 2004. For the six months ended June 30, 2005, net investment income increased 1% to $240 million from $237 million for the six months ended June 30, 2004. After-tax net investment income increased 2% for the first six months of 2005. The marginally higher increase in after-tax investment income is a result of a slightly higher concentration of tax-exempt investments. Growth in investment income has been unfavorably affected by the low interest rate environment and a substantial increase in dividends paid by MBIA Corp. to MBIA Inc. during 2004, which resulted in only a 2% increase in the insurance portfolio’s ending asset balance at amortized cost from June 30, 2004 to June 30, 2005.

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

In the second quarter of 2005, advisory fee revenues decreased 75% to $4 million from $17 million in the second quarter of 2004. Advisory fee revenues for the first half of 2005 decreased 54% from the first half of 2004 to $11 million. The decrease in advisory fees during the second quarter and first six months was primarily due to a decline in work fees reflecting fewer large complex transactions requiring advisory services, as well as a decline in waiver and consent and commitment fees. Due to the transaction-specific nature inherent in advisory fees, fee income can vary significantly from period to period.

NET GAINS AND LOSSES Net realized gains from investment securities in the insurance operations were $1 million in the second quarter of 2005 compared to $17 million in the second quarter of 2004. For the first six months of 2005, net realized gains from investment securities were $1 million compared to $63 million for the first six months of 2004. The decreases for the quarter and year were largely due to a $33 million and $44 million realized gain, respectively, resulting from the sale of a common stock investment in 2004 held by MBIA Corp.

Net gains (losses) on derivative instruments and foreign exchange from the insurance operations were net gains of $4 million in the second quarter of 2005 compared with net gains of $210 thousand in the second quarter of 2004. The change was largely due to $7 million of foreign currency gains recorded in the second quarter of 2005 related to non-U.S. dollar holdings. For the first six months of 2005, net gains (losses) on derivative instruments and foreign exchange from the insurance operations were net losses of $2 million compared with net gains of $1 million for the first six months of 2004.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) The following table shows the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves at the end of the second quarter of 2005 and 2004, as well as its loss provision and loss ratio for the first six months of 2005 and 2004.

	June 30,		Percent Change
In millions	2005	Restated 2004	2005 vs. 2004
Case-specific:
Gross	$373	$327	14%
Reinsurance recoverable on unpaid losses	43	27	57%

Net case basis reserves	$330	$300	10%
Unallocated	295	331	(11)%

Net loss and LAE reserves	$625	$631	(1)%

Gross loss and LAE reserves	$668	$658	1%

Losses and LAE (1)	$ 42	$ 40	4%

Loss ratio (2)	10.0%	9.7%

(1)	Calculated as 12% of scheduled net earned premium.
(2)	Calculated as losses and LAE divided by total net earned premium. This ratio differs from the Company’s loss factor of 12% as total net earned premium includes premium earnings that have been accelerated as a result of the refunding or defeasance of insured obligations, while the loss factor is applied only to scheduled net earned premium.

The Company recorded $42 million in loss and loss adjustment expenses in the first half of 2005, a 4% increase compared to $40 million in the first half of 2004. This increase was a direct result of growth in scheduled net earned premium, as scheduled net earned premium is the base upon which the Company’s 12% loss factor is applied. At June 30, 2005, the Company had $295 million in unallocated loss reserves, which represent the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio and are available for future case-specific activity. Total case basis activity transferred from the Company’s unallocated loss reserve was $38 million and $45 million in the first half of 2005 and 2004, respectively. Case basis activity during the first half of 2005 primarily consisted of loss reserves for MBIA’s guaranteed tax lien portfolios, obligations issued by Fort Worth Osteopathic Hospital, a mortgage-backed credit and Allegheny Health, Education and Research Foundation. During the second quarter of 2005, the Company paid $59 million related to its guarantee of the obligations issued by Fort Worth Osteopathic Hospital, which was charged against the case basis reserve established for these obligations.

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

In the event MBIA determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that insured issue. As of June 30, 2005, MBIA had 32 open case basis issues on its “Classified List” that had $330 million in aggregate case reserves, net of reinsurance. The Company does not establish any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” until such issues are placed on the Company’s “Classified List.”

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is probable and estimable in the future. Such amounts as of June 30, 2005 are as follows:

Dollars in millions	Number of Case Basis Issues	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	24	$288	$1,433
Issues without defaults	8	85	1,839

Total gross	32	$373	$3,272

Net of reinsurance:
Issues with defaults	24	$269	$1,249
Issues without defaults	8	61	1,605

Total net	32	$330	$2,854

When MBIA becomes entitled to a reimbursement of a claim payment under salvage and subrogation rights, it records the amount that it estimates it will recover as salvage and subrogation as an asset. Such amounts are included in the Company’s balance sheet within “Other assets.” As of June 30, 2005 and December 31, 2004, the Company had recorded salvage and subrogation of $140 million and $154 million, respectively.

As a result of discussions in January and February 2005 between the Securities and Exchange Commission (SEC) staff and several financial guarantee industry participants, including MBIA, the Company understood that the Financial Accounting Standards Board (FASB) staff would consider whether additional guidance with respect to accounting for financial guarantee insurance should be provided. In June 2005, the FASB decided to add to its agenda a project to consider the accounting by insurers for financial guarantee insurance. As part of this project the FASB will consider several aspects of the insurance accounting model for financial guarantee insurers, including claims liability recognition, premium recognition and the related amortization of deferred policy acquisition costs. The Company cannot currently assess how the FASB’s and SEC staff’s ultimate resolution of

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

this issue will impact its loss reserving policy or the effect it might have on recognizing premium revenue and policy acquisition costs. Until the issue is resolved, the Company intends to continue to apply its existing policy with respect to the establishment of both case basis and unallocated loss reserves and the recognition of premium revenue and policy acquisition costs. A further description of the Company’s loss reserving policy is included in “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004.

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

As of June 30, 2005, the aggregate amount of insured par ceded by MBIA to reinsurers was $82.7 billion. The following table shows the percentage ceded to and reinsurance recoverable on unpaid losses from reinsurers by S&P’s rating levels:

Reinsurers’ S&P Rating Range	Percent of Total Par Ceded	Reinsurance Recoverable on Unpaid Losses (in thousands)
AAA	77.12%	$14,724
AA	12.56%	12,960
A	10.23%	14,890
Not Currently Rated	0.08%	295
Non-Investment Grade	0.01%	—

Total	100%	$42,869

The top two reinsurers within the AAA rating category represented approximately 58% of total par ceded by MBIA; the top two reinsurers within the AA rating category represented approximately 8% of total par ceded by MBIA; and the top two reinsurers within the A rating category represented approximately 10% of total par ceded by MBIA. While Channel Reinsurance Ltd. (Channel Re) continues to be a Triple-A rated reinsurer of MBIA, S&P has revised their outlook on Channel Re from stable to negative. MBIA does not expect S&P’s revised outlook on Channel Re to have a material negative impact on the Company’s financial condition or results of operations.

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

The Company’s policy acquisition costs, operating expenses and total insurance operating expenses, as well as its expense ratio, are shown in the following table:

	2nd Quarter		Year-to-date		Percent Change
					2nd Quarter	Year-to-date
					2005 vs. 2004	2005 vs. 2004

In millions	2005	2004	2005	2004
Gross expenses	$67	$66	$129	$126	1%	3%

Amortization of deferred acquisition costs	$17	$17	$33	$32	0%	2%
Operating	32	29	61	57	11%	8%

Total insurance operating expenses	$49	$46	$94	$89	7%	6%

Expense ratio	23.3%	21.7%	22.7%	21.5%

In the second quarter of 2005, the amortization of deferred acquisition costs remained relatively flat compared with the same period in 2004, which was consistent with the change in insurance premiums earned for the same periods. Operating expenses increased 11% over the second quarter of 2004 primarily due to costs associated with the Company’s Money Market Committed Preferred Custodial Trust securities (CPCT securities), approximately $2 million, and an increase in consulting services. Prior to 2005, the costs associated with the CPCT securities were recorded directly in “Total shareholders’ equity” on the Company’s consolidated balance sheet.

In the first six months of 2005, the amortization of deferred acquisition costs increased 2% over the same period of 2004, which was in line with the increase in the Company’s insurance premiums earned. The ratio of policy acquisition costs amortized to expense, net of deferrals, to earned premiums has remained steady at approximately 8% over the last several years. Operating expenses increased 8% from $57 million for the six months ended June 30, 2004 to $61 million for the six months ended June 30, 2005. This increase is largely due to costs associated with the Company’s CPCT securities, higher premiums related to the renewal of directors and officers’ liability insurance, consulting services and loss prevention costs.

Financial guarantee insurance companies use the expense ratio (expenses divided by net premiums earned) as a measure of expense management. The Company’s expense ratio for the second quarter of 2005 was 23.3% compared to 21.7% in the second quarter of 2004. The increase in the ratio from 2004 to 2005 was the result of slower growth in premium earnings relative to the increase in expenses. For the six months ended June 30, 2005, the Company’s expense ratio of 22.7% increased from the ratio in the first half of 2004 of 21.5%.

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

In the third quarter of 2004, the Company began consolidating two VIEs established in connection with the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations to which the Company provided financial guarantees. The assets of these entities, which are principally reported within “Other assets” on MBIA’s consolidated balance sheet, totaled $11 million at June 30, 2005 and $17 million at December 31, 2004. Liabilities of the securitizations substantially represented amounts due to MBIA, which were eliminated in consolidation. Additionally, the Company began consolidating a third-party VIE in 2003 as a result of providing a financial guarantee to this entity. The assets and liabilities of this VIE are primarily reported in “Investments held-to-maturity” and “Variable interest entity floating rate notes,” respectively, on the face of the Company’s balance sheet and each totaled approximately $801 million at June 30, 2005 and $600 million at December 31, 2004. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies.

INVESTMENT MANAGEMENT SERVICES

The Company’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management, LLC (MBIA-AML) and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to the origination of assets for investment purposes. The investment management services operations are comprised of three operating segments: asset/liability products, which include investment agreements and medium-term notes (MTNs) not related to the conduit programs; investment advisory services, which include third-party and related-party advisory services; and conduit programs. During the second quarter of 2004, the Company completed the sale of the assets of 1838 Investment Advisors, LLC, which comprised the Company’s equity advisory services segment. This segment has been reported as a discontinued operation in the Company’s financial statements.

Investment management services’ revenues for the second quarter of 2005 totaled $202 million, increasing 47% compared to the second quarter of 2004. Excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, total revenues increased $80 million or 64%

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

over the second quarter of 2004. For the first six months of 2005, total revenues of $402 million increased 64% over the same period in 2004. Excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, revenues of $393 million increased 59% over 2004. This growth is primarily attributable to increased activity in the Company’s asset/liability products, particularly the investment agreements and MTNs. Advisory services’ revenues were also favorable compared to 2004 due to growth in separate client account assets managed, partially offset by a decline in pooled account balances and fees. Total expenses in the second quarter of 2005 were $186 million, up 68% compared to the second quarter of 2004. For the six months ended June 30, 2005, total expenses increased 59% over the same period in 2004 to $350 million. This increase was primarily driven by higher interest expense from increased asset/liability products activity, which was consistent with the growth in revenues.

Net realized losses from investment securities in the investment management services operations were $2 million in the second quarter of 2005, compared to $1 million in the second quarter of 2004. For the six months ended June 30, 2005, net realized gains were $1 million compared to a loss of $3 million in the same period of 2004. Realized gains and losses were generated from the ongoing management of the investment portfolios. Net losses on derivative instruments and foreign exchange related to the investment management services operations were $3 million in the second quarter of 2005 compared to a net gain of $12 million in the second quarter of 2004. The net losses in 2005 were primarily generated from a decrease in U.S. dollar interest rates resulting in lower market values on pay fixed/receive floating U.S. dollar interest rate swaps associated with the conduit programs. Similarly, the net gains on derivative instruments and foreign exchange in 2004 were largely due to movements in interest rates on interest rate swaps associated with the conduit programs. For the first six months of 2005, net gains on derivative instruments and foreign exchange totaled $8 million compared to a net gain of $4 thousand in 2004. The increase in net gains was primarily attributable to changes in the value of interest rate swaps affected by overall higher interest rates for the first six months of 2005 versus the first six months of 2004. These interest rate swaps economically hedge against interest rate movements but do not qualify for hedge accounting treatment under Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities.”

Fixed-income ending assets under management as of June 30, 2005, which do not include conduit program assets, were $44 billion, 13% above the 2004 year-end level and 18% above the June 30, 2004 level. Conduit assets are held to their contractual maturity and are originated and managed differently from those held as available-for-sale by the Company or those managed for third parties. The following table summarizes the consolidated investment management services’ results and assets under management for the second quarter and first six months of 2005 and 2004:

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

	2nd Quarter		Year-to-date		Percent Change
In millions	2005	2004	2005	2004	2nd Quarter	Year-to-date
Interest and fees	$206	$126	$393	$248	64%	59%
Net realized gains (losses)	(2)	(1)	1	(3)	(31)%	158%
Net gains (losses) on derivative instruments and foreign exchange	(3)	12	8	0	(129)%	100%

Total revenues	201	137	402	245	47%	64%

Interest expense	167	92	317	184	81%	73%
Operating expenses	19	19	33	37	2%	(10)%

Total expenses	186	111	350	221	68%	59%

Pre-tax income	$15	$26	$52	$24	(40)%	118%

Fixed-income ending assets under management			$44,149	$37,440		18%

The following provides a summary of the results of each of the investment management services businesses by segment.

Asset/liability products’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, totaled $12 million in the second quarter of 2005 compared to $9 million in the second quarter of 2004, resulting in an increase of 29%. For the first six months of 2005, pre-tax income of $27 million, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, increased 50% over 2004. At June 30, 2005, principal and accrued interest outstanding on investment agreement and medium-term note obligations and securities sold under agreements to repurchase totaled $15 billion compared to $13 billion at December 31, 2004. Assets supporting these agreements had market values of $15 billion and $13 billion at June 30, 2005 and December 31, 2004, respectively. These assets are comprised of high quality securities with an average credit quality rating of Double-A.

Advisory services’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, totaled $5 million in the second quarter of 2005 compared to $4 million in the second quarter of 2004. For the first six months of 2005, pre-tax income of $10 million, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, increased 30% over 2004. Third-party ending assets under management were $18 billion and $16 billion at June 30, 2005 and December 31, 2004, respectively. The market values of assets related to the Company’s insurance and corporate investment portfolios managed by the investment management services operations at June 30, 2005 were $10 billion, consistent with the balance at December 31, 2004.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Conduit program pre-tax income, excluding gains and losses on derivative instruments and foreign exchange, totaled $3 million in the second quarter of 2005 compared to $2 million in the second quarter of 2004. For the first six months of 2005, pre-tax income of $6 million, excluding gains and losses on derivative instruments and foreign exchange, increased $4 million over 2004. Certain of MBIA’s consolidated subsidiaries have invested in MBIA’s conduit debt obligations or have received compensation for services provided to MBIA’s conduits. As such, MBIA has eliminated intercompany transactions with its conduits from its balance sheet and income statement. After the elimination of such intercompany assets and liabilities, conduit investments and conduit debt obligations were $5.8 billion and $5.6 billion, respectively, at June 30, 2005. The difference between the investments and debt obligations is primarily the result of the elimination of conduit debt owned by other MBIA subsidiaries. The effect of the elimination on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments with a corresponding reduction of medium-term notes.

Typically, conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the conduits. An underlying rating is the implied rating for the transaction without giving consideration to the MBIA guarantee. All transactions currently funded in the conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted average underlying rating for transactions currently funded in the conduits was A by S&P and A2 by Moody’s at the time such transactions were funded. MBIA estimates that the current weighted average underlying rating of all outstanding conduit transactions was A- by S&P and A2 by Moody’s as of June 30, 2005.

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

In the second quarter of 2005, the municipal services operations reported pre-tax income of $0.3 million compared to pre-tax income of $0.2 million in the second quarter of 2004. Revenues decreased by 6% and expenses decreased by 8% due to a decline in the delinquent tax certificate portfolio serviced by Capital Asset as a result of tax certificate redemptions. For the six months ended June 30, 2005 and 2004, pre-tax income was $0.5 million and $0.3 million, respectively.

CORPORATE

The corporate operations consist of net investment income, net realized gains and losses on holding company investment assets, interest expense and corporate expenses. The corporate operations incurred a loss of $24

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

million in the second quarter of 2005 compared to a loss of $20 million in the same period of 2004. For the six months ended June 30, 2005 and 2004, the corporate operations incurred a loss of $43 million and $42 million, respectively.

Net investment income increased from $2.5 million in the second quarter of 2004 to $5.8 million in the second quarter of 2005. In the six months ended June 30, 2005, net investment income increased to $14 million from $5 million in the six months ended June 30, 2004. The increase was driven by substantially higher invested assets and a shift to longer term higher yielding investments. The increase in the invested assets resulted from additional debt issued by MBIA Inc. and dividends paid by MBIA Corp. to MBIA Inc. in the fourth quarter of 2004, somewhat offset by share repurchases of the Company’s common stock.

The corporate operations incurred $22 million of interest expense in the second quarter of 2005 compared to $18 million in the second quarter of 2004, a 24% increase. For the first six months of 2005 and 2004, the Company incurred interest expense of $44 million and $36 million, respectively. The increase in interest expense primarily resulted from the issuance of $350 million of debt, partially offset by the retirement of $50 million of debt, in the fourth quarter of 2004.

Corporate expenses were $7 million in the second quarter of 2005 compared to $4 million in the second quarter of 2004. For the six months of 2005, corporate expenses of $11 million increased from $10 million in the first six months of 2004. The increase in the second quarter of 2005 was principally due to legal costs associated with regulatory investigations. Information on these investigations is provided in “Note 7: Contingencies” in the Notes to Consolidated Financial Statements. The smaller increase for the first six months of 2005 was a result of an increase in legal and consulting costs recorded in 2005 offset by non-recurring costs incurred in the first quarter of 2004 associated with a liquidated equity investment.

TAXES

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, the effective tax rate fluctuates from time to time as the Company manages its investment portfolio on an after-tax total return basis. The effective tax rate, including tax related to discontinued operations, for the second quarter of 2005 was 28.2%, up from 28.1% for the second quarter of 2004. For the six months of 2005 and 2004 the effective tax rate was 28.0% and 28.2%, respectively, including tax related to discontinued operations.

CAPITAL RESOURCES

The Company carefully manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its Triple-A claims-paying ratings. Capital resources are defined by the Company as total shareholders’ equity, long-term debt issued for general corporate purposes and various soft

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

capital credit facilities. Total shareholders’ equity at June 30, 2005 was $6.6 billion, with total long-term debt at $1.3 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital (shareholders’ equity plus long-term debt). The following table shows the Company’s long-term debt and the ratio used to measure it:

	June 30, 2005	December 31, 2004
Long-term debt (in millions)	$1,314	$1,333
Long-term debt to total capital	17%	17%

In August 1999, the Company announced that its board of directors had authorized the repurchase of 11.25 million shares of common stock of the Company, after adjusting for the 2001 stock split. The Company began the repurchase program in the fourth quarter of 1999. In July 2004, the Company completed the repurchase of all 11.25 million shares at an average price of $44.08 per share and received authorization from its board of directors to repurchase 1 million shares under a new repurchase program. On August 5, 2004, the Company’s board of directors authorized the repurchase of an additional 14 million shares of common stock in connection with the new repurchase program. As of June 30, 2005, the Company had repurchased a total of 10 million shares under the current plan at an average price of $57.25 per share, of which 5.9 million shares were repurchased in 2005 at an average price of $57.77 per share.

The Company has various soft capital credit facilities, such as lines of credit and equity-based facilities at its disposal, which further support its claims-paying resources. At June 30, 2005, MBIA Corp. maintained a $450 million limited recourse standby line of credit facility, reduced from $700 million at December 31, 2004, with a group of major Triple-A rated banks to provide funds for the payment of claims in excess of the greater of $500 million or 5% of average annual debt service with respect to public finance transactions. The agreement is for a ten-year term, amended from a seven-year term, which expires in March 2015.

MBIA Corp. has access to $400 million of CPCT securities issued by eight trusts, which were created for the primary purpose of issuing CPCT securities and investing the proceeds in high quality commercial paper or short-term U.S. Government obligations. MBIA Corp. has a put option to sell to the trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the trusts will transfer the proceeds to MBIA Corp. in exchange for the preferred stock that will be held by the trusts. The trusts are vehicles for providing MBIA Corp. the opportunity to access new capital at its sole discretion through the exercise of the put options. The trusts are rated AA and Aa2 by S&P and Moody’s, respectively. To date, MBIA Corp. has not exercised its put options under any of these arrangements.

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

LIQUIDITY

Cash flow needs at the parent company level are primarily for dividends to its shareholders and interest payments on its debt. Liquidity and operating cash requirements of the Company are met by its cash flows generated from operations, which were more than adequate in the first half of 2005. Management of the Company believes that cash flows from operations will be sufficient to meet the Company’s liquidity and operating cash requirements for the foreseeable future.

Cash requirements have historically been met by upstreaming dividend payments from MBIA Corp., which generates substantial cash flow from premium writings and investment income. In the first six months of 2005, the Company’s operating cash flow from continuing operations totaled $413 million compared with $404 million in the first six months of 2004. The majority of net cash provided by operating activities is generated from premium revenue and investment income in the Company’s insurance operations.

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

The Company has significant liquidity supporting its businesses. At June 30, 2005, cash, cash equivalents and short-term investments were approximately $2 billion. If, for any reason, significant cash flow reductions occur in any of its businesses, MBIA has alternatives for meeting ongoing cash requirements. They include selling or pledging its fixed-income investments in its investment portfolio, tapping existing liquidity facilities and new borrowings.

As part of MBIA’s external borrowing capacity, it maintained two bank lines totaling $500 million. These bank lines were maintained with a group of highly rated global banks and were comprised of a renewable $167 million facility with a term of 364 days and a $333 million facility with a five-year term maturing in April 2009. In April 2005, the $167 million facility expired on its stated expiration date and the $333 million facility was increased to $500 million and the term was extended one year to April 2010. As of June 30, 2005, there were no balances outstanding under these agreements.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The available-for-sale investment portfolio provides a high degree of liquidity, since it is comprised of readily marketable high quality fixed-income securities and short-term investments. At June 30, 2005, the fair value of the consolidated available-for-sale investment portfolio was $26 billion, as shown in the following table:

	June 30, 2005	December 31, 2004	Percent Change
In millions			2005 vs. 2004
Available-for-sale investments:

Insurance operations:
Amortized cost	$9,632	$ 9,205	5%
Unrealized net gain (loss)	512	531	(4)%

Fair value	$10,144	$ 9,736	4%

Investment management services operations:
Amortized cost	$14,639	$12,209	20%
Unrealized net gain (loss)	577	398	45%

Fair value	$15,216	$12,607	21%
Corporate operations:
Amortized cost	$314	$ 731	(57)%
Unrealized net gain (loss)	7	4	104%

Fair value	$321	$ 735	(56)%

Total available-for-sale portfolio:
Amortized cost	$24,585	$22,145	11%
Unrealized net gain (loss)	1,096	933	18%

Fair value	$25,681	$23,078	11%

The increase in the amortized cost of insurance-related available-for-sale investments in 2005 was the result of positive cash flow from operations. The increase in the amortized cost of available-for-sale investments in the investment management services operations was the result of growth in the Company’s asset/liability products program. Corporate investments decreased in the first six months of 2005 due to increased share repurchase activity by the Company.

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

The weighted average credit quality of the Company’s fixed-income investment portfolios has been maintained at Double-A since its inception. The quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of June 30, 2005 is presented in the following table:

	Insurance		Investment Management Services		Investments Held-to- Maturity		Total
In millions	Fair Value	% of Fixed-Income Investments	Fair Value	% of Fixed-Income Investments	Fair Value	% of Fixed-Income Investments	Fair Value	% of Fixed-Income Investments
Aaa	$6,452	68%	$8,744	61%	$5,751	88%	$20,947	69%
Aa	1,764	19%	2,722	19%	—	—	4,486	15%
A	1,175	12%	2,665	19%	800	12%	4,640	15%
Baa	93	1%	161	1%	—	—	254	1%
Below investment grade	—	—	—	—	—	—	—	—
Not rated	2	0%	—	—	—	—	2	0%

Total	$9,486	100%	$14,292	100%	$6,551	100%	$30,329	100%

MBIA’s consolidated investment portfolio includes investments that are insured by MBIA Corp. (MBIA Insured Investments). At June 30, 2005, MBIA Insured Investments, excluding conduit investments, at fair value represented $4.8 billion or 16% of the total fixed-income investment portfolio. Conduit investments represented $5.8 billion or 19% of the total fixed-income investment portfolio. Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the consolidated investment portfolio, as of June 30, 2005, based on the actual or estimated underlying ratings (i) the weighted average rating of the investment portfolio would be in the Aa range, (ii) the weighted average rating of just the MBIA Insured Investments in the investment portfolio would be in the Baa range and (iii) less than 1% of the investment portfolio would be rated below investment grade.

The underlying ratings of the MBIA Insured Investments as of June 30, 2005 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating service, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Underlying Ratings Scale In thousands	Insurance Portfolio	Investment Management Services Portfolio	Held-to- Maturity Investment Portfolio	Total
Aaa	$45,750	$384,986	$1,095,594	$1,526,330
Aa	276,699	125,493	423,453	825,645
A	779,988	794,832	1,109,492	2,684,312
Baa	291,402	1,828,384	3,122,732	5,242,518
Below investment grade	121,013	132,162	—	253,175

Total	$1,514,852	$3,265,857	$5,751,271	$10,531,980

The Company generates significant liquidity from its operations. Because of its risk management policies and procedures, diversification and reinsurance, the Company believes that the occurrence of an event that would significantly adversely affect liquidity is unlikely.

PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes in the Company’s market risk during the first six months ended June 30, 2005. For additional information on market risk, refer to page 37 of the Company’s 2004 Annual Report or Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risk” of the Company’s Form 10-K for the year ended December 31, 2004.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In July 2002, MBIA Corp. filed suit against Royal Indemnity Company (Royal), in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $350 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal has filed an action seeking a declaration that it is not obligated to pay on its policies. If Royal does not honor its policies, MBIA Corp. will be required to make payment on the notes it insured, and will incur material losses under its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. While Royal has appealed the order, MBIA expects that the order will be upheld on appeal. As part of the appeals process, Royal has pledged $384 million of investment grade collateral to MBIA Corp. to secure the entire amount of the judgment, with interest, and has agreed to post additional security for future claims and interest. The Federal District Court has ordered Royal to comply with the pledge agreement.

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

In November 2004 the Company received identical document subpoenas from the Securities and Exchange Commission (SEC) and the New York Attorney General’s Office (NYAG) requesting information with respect to non-traditional or loss mitigation insurance products developed, offered or sold by the Company to third parties from January 1, 1998 to the present. While the subpoenas did not identify any specific transaction, subsequent conversations with the SEC and the NYAG revealed that the investigation included the reinsurance arrangements entered into by MBIA Corp. in 1998 in connection with the bankruptcy of the Delaware Valley Obligated Group, an entity that is part of the Pittsburgh-based Allegheny Health, Education and Research Foundation (AHERF).

On March 9, 2005, the Company received a subpoena from the U.S. Attorney’s Office for the Southern District of New York (U.S. Attorney) seeking information related to the reinsurance agreements it entered into in connection with the AHERF loss. Thereafter, the Company has received additional subpoenas, substantively identical to each other, and additional informal requests, from the SEC and the NYAG for documents and other information.

The Company has been cooperating, and is continuing to cooperate fully with the investigations by the SEC, the NYAG and the U.S. Attorney, and it is currently attempting to explore ways to resolve the issues under investigation. The investigations are, however, ongoing and the Company is unable to predict their outcome or whether efforts to resolve these issues will be successful.

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

On July 25, 2005, the presiding judge issued an order consolidating these five cases into one action under the caption In re MBIA Securities Litigation (Case No. 05 CV 3514; S.D.N.Y.) and named a lead plaintiff and lead counsel for the class. The Company anticipates that it will be receiving an amended complaint in respect of the consolidated action in September 2005.

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

The following table sets forth repurchases made by the Company in each month during the second quarter of 2005:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April	1,007,958	$53.49	1,003,500	6,427,700
May	26,938	55.92	0	6,427,700
June	1,513,127	58.89	1,431,800	4,995,900

(1)	297,056 shares were purchased by the Company for settling awards under the Company’s long-term incentive plans.
(2)	Repurchased pursuant to stock repurchase plans authorized by the Company’s board of directors in 2004.

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

MBIA INC. Registrant

Date: August 9, 2005	/s/ NICHOLAS FERRERI
Nicholas Ferreri
Chief Financial Officer

Date: August 9, 2005	/s/ DOUGLAS C. HAMILTON
Douglas C. Hamilton
Controller (Principal Accounting Officer)