Form 10-K/A
period 2004-12-31
MBIA INC
filed 2005-11-14
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1 to Form 10-K

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as specified in Rule 12 b-2 of the Act).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $8,212,818,815.

As of March 11, 2005, 137,630,961 shares of Common Stock, par value $1 per share, were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to MBIA Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, initially filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005 (the “Original Filing”) is being filed to reflect the restatement of our consolidated financial statements as of and for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998, and the notes related thereto, as discussed in Note 2 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries (“MBIA” or the “Company”) included in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7. We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q. For this reason, the consolidated financial statements, auditors reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

The Company is correcting and restating its previously issued financial statements for 1998 and subsequent years in connection with potential settlements of investigations by the SEC and the New York Attorney General’s Office (“NYAG”) regarding agreements entered into by its subsidiary, MBIA Insurance Corporation, in 1998 with AXA Re Finance S.A. (“ARF”), Muenchener Rueckversicherungs-Gesellshaft (“Munich Re”) and Converium Re (previously known as Zurich Reinsurance North America) in connection with losses incurred by the Company’s insurance subsidiary on insured bonds issued by Allegheny Health, Education and Research Foundation. As announced on March 8, 2005, the Company previously restated its financial statements with respect to the agreements with Converium Re. At that time, the Company believed that the accounting for the agreements with Munich Re and ARF was appropriate under Statement of Financial Accounting Standards (“SFAS”) 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” The restatement of the Company’s financial statements for these agreements with Munich Re and ARF, made in connection with the potential settlements, corrects and restates its accounting for these agreements because, taking into account developments in the regulatory investigations since March and further accounting analyses, they did not satisfy the risk transfer requirements for reinsurance accounting under SFAS 113. As a result, the Company is restating its previously issued financial statements to reflect the agreements with Munich Re and ARF under deposit accounting in accordance with Statement of Position (SOP) 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk” instead of under reinsurance accounting. The Company is also correcting and restating its 2004 statutory financial statements because they did not satisfy the requirements for reinsurance accounting under Regulation 108 of the New York State Insurance Department.

Additionally, in the third quarter of 2005, the Company completed a detailed review of its derivative instruments for which it applied shortcut method hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Shortcut method hedge accounting allows the assumption that the change in fair value of a hedged item exactly offsets the change in fair value of the related derivative. After completing its review, the Company determined that certain hedging relationships did not meet every technical aspect of shortcut method hedge accounting, although, such hedging relationships would have qualified for basic hedge accounting. Since the documentation that the Company prepared was designed to support shortcut method hedge accounting, it was not sufficient to support basic hedge accounting. As a result, the Company must account for these derivatives, from 2001 to the present, as if they were not part of hedging relationships, which requires the change in fair value of these derivatives to be reflected in the Company’s income statement without an offsetting change in fair value of the hedged items. The Company has restated its financial statements to correct the accounting for these derivatives for the year ended December 31, 2001 and subsequent years.

For a further discussion of the restatements of the Company’s financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 and Note 2 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Item 8.

This Form 10-K/A only amends and restates certain information in Items 1, 6, 7, 8, 9A, and 15 of the Original Filing, in each case, solely as a result of, and to reflect the restatement, and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events, although the discussion with respect to legal proceedings and insurance industry investigations and related matters has been updated. Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include a currently dated consent of our independent registered public accounting firm and currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent registered public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as exhibits 23, 31.1, 31.2, 32.1 and 32.2, respectively.

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

MBIA Corp. Insured Portfolio

At December 31, 2004, the net par amount outstanding on MBIA Corp.’s insured obligations (including insured obligations of MBIA Illinois, MBIA Assurance and CapMAC, but excluding $12.7 billion of MBIA insured investment agreements and MTNs for MBIA Asset Management) was $585.6 billion. Net insurance in force, which includes all insured debt service, at December 31, 2004 was $890.2 billion. MBIA UK had not insured any obligations as of December 31, 2004. Net insurance in force, which is net of cessions to reinsurers and other reimbursement agreements is also net of other reimbursement agreements that relate to contracts under which MBIA Corp. is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under accounting principles generally accepted in the United States of America (“GAAP”).

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

The table below sets forth information with respect to the original par amount insured per issue in MBIA Corp.’s portfolio as of December 31, 2004:

MBIA Corp. Original Par Amount Per Issue as of December 31, 2004 (1) (2)

Original Par Amount Written Per Issue	Number of Issues Outstanding	% of Total Number of Issues Outstanding	Net Par Amount Outstanding	% of Net Par Amount Outstanding
			(In billions)
Less than $10 million	18,777	66.6%	$48.0	8.2%
$10-25 million	3,877	13.7	51.6	8.8
$25-50 million	2,335	8.3	64.9	11.0
$50-100 million	1,563	5.5	81.1	13.8
Greater than $100 million	1,670	5.9	340.0	58.2

Total	28,222	100.0%	$585.6	100.0%

(1)	Excludes $12.7 billion relating to investment agreements and MTNs issued by affiliates of MBIA Asset Management and guaranteed by MBIA Corp.
(2)	Net of reinsurance and other reimbursement agreements. The reimbursement agreements result in a $9.3 billion reduction of outstanding par.

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

The following table shows the diversification of MBIA Corp.’s insured portfolio by bond type:

MBIA Corp. Insured Portfolio by Bond Type

as of December 31, 2004 (1) (2)

(In billions)

Bond Type

	Net Par Amount Outstanding	% of Net Par Amount Outstanding
Global Public Finance
United States
General Obligation	$146.7	25.1%
Utilities	63.9	10.9
Special Revenue	48.1	8.2
Health Care	33.4	5.7
Transportation	30.0	5.1
Higher Education	19.3	3.3
Housing	15.4	2.6
Investor-Owned Utilities	10.5	1.8

Total United States	367.3	62.7

Non-United States
Transportation	9.1	1.5
Sovereign	8.9	1.5
Utilities	4.5	0.8
Investor-Owned Utilities	3.4	0.6
Sub-Sovereign	1.1	0.2
Health Care	0.4	0.1
Housing and Higher Education	0.2	—

Total Non-United States	27.6	4.7

Total Global Public Finance	394.9	67.4

Global Structured Finance
United States
CDO, CLO, and CBO	43.7	7.6
Mortgage-Backed:
Home Equity	16.3	2.8
Other	7.7	1.3
First Mortgage	2.9	0.5
Asset-Backed:
Auto	10.8	1.8
Bank Cards	7.3	1.3
Other	4.8	0.8
Leasing	0.7	0.1
Pooled Corp. Obligations & Other	17.8	3.0
Financial Risk	1.4	0.2

Total United States	113.4	19.4

Non-United States
CDO, CLO, and CBO	41.0	6.9
Mortgage-Backed:
First Mortgage	13.0	2.2
Other	7.1	1.2
Home Equity	1.0	0.2
Pooled Corp. Obligations & Other	9.0	1.5
Asset-Backed:
Other	3.3	0.6
Leasing	1.2	0.2
Auto	0.4	0.1
Credit Cards	0.3	0.1
Financial Risk	1.0	0.2

Total Non-United States	77.3	13.2

Total Global Structured Finance	190.7	32.6

Total	$585.6	100.0%

(1)	Excludes $12.7 billion relating to investment agreements and MTNs issued by affiliates of MBIA Asset Management and guaranteed by MBIA Corp.
(2)	Net of reinsurance and other reimbursement agreements. The reimbursement agreements result in a $9.3 billion reduction of outstanding par.

As of December 31, 2004, of the $585.6 billion outstanding net par amount of obligations insured, $394.9 billion, or 67.4%, were insured in the global public finance market and $190.7 billion, or 32.6%, were insured in the global structured finance market.

The table below shows the diversification by type of insurance written by MBIA Corp. in each of the last five years:

MBIA Corp. Net Par Amount Written by Bond Type (1)

(In millions)

	2000	2001	2002	2003	2004
Bond Type
Global Public Finance
United States
General Obligation	$9,829	$15,848	$23,533	$25,802	$27,753
Utilities	2,747	6,350	8,101	14,058	9,453
Special Revenue	5,746	5,567	7,307	8,057	7,425
Transportation	2,637	1,098	3,930	3,877	4,055
Higher Education	1,645	2,110	2,026	1,272	2,729
Health Care	1,276	1,244	1,655	1,928	1,746
Housing	1,294	2,723	2,318	2,807	1,657
Investor Owned Utilities	2,523	1,652	172	—	1,002

Total United States	27,697	36,592	49,042	57,801	55,820

Total Non-United States	1,437	2,923	3,280	8,938	4,105

Total Global Public Finance	29,134	39,515	52,322	66,739	59,925

Global Structured Finance
United States
Mortgage Backed:
Home Equity	4,656	7,206	5,367	2,901	8,793
Other	1,893	2,234	1,429	1,218	1,335
First Mortgage	2,171	2,561	1,049	771	955
Corporate Debt Obligations	5,287	10,492	18,476	5,000	8,759
Pooled Corp. Obligations & Other	2,306	3,282	4,109	4,573	6,230
Asset Backed:
Auto	10,400	14,443	7,279	6,264	3,867
Credit Cards	9,100	8,418	1,787	1,010	1,109
Other	1,576	1,958	1,132	874	903
Leasing	1,408	2,307	448	853	304
Financial Risk	1,905	149	1,256	212	5

Total United States	40,702	53,050	42,332	23,676	32,260

Total Non-United States	15,424	11,114	17,982	18,385	15,385

Total Global Structured Finance	56,126	64,164	60,314	42,061	47,645

Total	$85,260	$103,679	$112,636	$108,800	$107,570

(1)	Par amount insured by year, net of reinsurance and other reimbursement agreements that relate to contracts under which MBIA Corp. is entitled to payment in the event of losses on its insured portfolio but which do not qualify as reinsurance under GAAP.

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

MBIA Corp. Insured Portfolio Outstanding by Geographic Location

As of December 31, 2004 (1) (2)

	Net Par Amount Outstanding	% of Net Par Amount Outstanding
	(In billions)
United States
California	$65.1	11.1%
New York	40.0	6.8
Florida	23.8	4.1
Texas	19.7	3.4
New Jersey	18.2	3.1
Illinois	16.6	2.8
Pennsylvania	14.3	2.4
Massachusetts	13.9	2.4
Washington	11.9	2.0
Michigan	10.3	1.8

Sub-Total	233.8	39.9
Other States & Territories	132.3	22.7
Nationally Diversified	114.5	19.5

Total United States	480.6	82.1

Non-United States
Regional Specific	44.9	7.7
Internationally Diversified	54.0	9.2
Other	6.1	1.0

Total International	105.0	17.9

Total	$585.6	100.0%

(1)	Excludes $12.7 billion relating to investment agreements and MTNs issued by affiliates of MBIA Asset Management and guaranteed by MBIA Corp.
(2)	Net of reinsurance and other reimbursement agreements. The reimbursement agreements result in a $9.3 billion reduction of outstanding par.

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

Reinsurance

State insurance laws and regulations, as well as the rating agencies who rate MBIA Corp., impose minimum capital requirements on financial guarantee companies, limiting the aggregate amount of insurance and the maximum size of any single risk exposure which may be written. MBIA Corp. decreases the insured exposure in its portfolio and increases its capacity to write new business by using treaty and facultative reinsurance to reduce its gross liabilities on an aggregate and single risk basis. Additionally, MBIA Corp. has entered into agreements under which it is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under GAAP.

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

As of December 31, 2004, MBIA Corp. has retained $585.6 billion or 88.6% of the gross par outstanding of all transactions insured by it, MBIA Assurance, CapMAC and MBIA Illinois, and ceded approximately $76.2 billion or 11.4% to reinsurers. The amounts of exposure ceded to reinsurers at December 31, 2004 and 2003 by bond type and by geographic location are set forth in Note 22 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries. The following table shows the percentage of business ceded to, and reinsurance recoverables from, reinsurers by S&P financial strength rating levels as of December 31, 2004.

		Restated
Reinsurer’s Standard & Poor’s Rating Range	Percent of Total Par Ceded	Reinsurance Recoverable (thousands)
AAA	85.65%	$11,738
AA	13.51	7,749
A	0.73	14,790
Not Currently Rated	0.10	338
Below Investment Grade	0.01	(5)

Total	100.0%	$34,610

The top two reinsurers within the Triple-A rating category represent approximately 62% of total par ceded by MBIA Corp.; the top two reinsurers within the Double-A rating category represent approximately 8% of total par ceded by MBIA Corp.; and the top two reinsurers within the Single-A rating category represent approximately 1% of total par ceded by MBIA Corp.

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

In 1998, three reinsurers, Converium Reinsurance (North America) Inc. (“Converium”), AXA Re Finance S.A. (“ARF”) and Muenchener Rueckversicherungs-Gesellshaft (“Munich Re”) paid MBIA Corp. $170 million under three separate agreements (each, an “Excess-of-Loss Agreement” and, collectively, the “Excess-of-Loss Agreements”) in connection with losses MBIA Corp. incurred on $265 million of MBIA-insured bonds issued by the Alleghany Health, Education and Research Foundation (“AHERF”). The Excess-of-Loss Agreements were structured as three successive excess-of-loss facilities that aggregated to $170 million. Under the Excess-of-Loss Agreements, Converium paid MBIA Corp. $70 million and Munich Re and ARF each paid MBIA Corp. $50 million.

In connection with the arrangements for the Excess-of-Loss Agreements, MBIA Corp. entered into quota share agreements with Munich Re, ARF and Converium (each a “Quota Share Agreement” and, collectively, the “Quota Share Agreements”). Under the Quota Share Agreements, MBIA Corp. agreed to cede to the three reinsurers new business written with an aggregate par sufficient to generate $297 million in gross premiums over a six year period ending October 1, 2004. Of the $297 million in premiums to be ceded under the Quota Share Agreements, MBIA Corp. agreed to cede to Converium cash premiums equal to $102 million, to ARF adjusted gross premiums of $97 million and to Munich Re adjusted gross premiums of $98 million over this period.

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

In October 2004, MBIA Corp. commuted and assumed from ARF the policies that ARF had assumed directly under its Quota Share Agreements with MBIA Corp. discussed above (the “MBIA-ARF Agreements”). At the same time, MBIA Corp. also assumed from ARF all of the risk that ARF assumed from Converium under the Converium-ARF Retrocession

Agreements. AXA RE, S.A (“AXA RE”), ARF’s parent, in turn agreed to reinsure MBIA Corp. for all losses in excess of $96.9 million assumed by MBIA Corp. from ARF under the Converium-ARF Retrocession Agreements up to an aggregate amount of $90 million. ARF paid MBIA Corp. $10 million for assuming from it the risk under the Converium-ARF Retrocession Agreements, and MBIA Corp. paid AXA RE $1 million for reinsuring MBIA Corp. for all losses in excess of $96.9 million assumed by MBIA Corp. from ARF under the Converium-ARF Retrocession Agreements up to an aggregate amount of $90 million.

In addition to the $10 million that MBIA Corp. received as described above, MBIA Corp. received approximately $19.5 million related to the commutation of the MBIA-ARF Agreement, consisting of statutory unearned premium reserves of $42.5 million less refunded ceding commissions of $13.9 million and fees of $9.1 million. In addition, MBIA Corp. will receive future installment premiums with a present value of approximately $21.5 million in connection with the commuted policies. As a result of this transaction, MBIA Corp. reassumed $21.3 billion in aggregate insured par. The commutation of the MBIA-ARF Agreement and the assumption by MBIA Corp. from ARF of the risk under the Converium-ARF Retrocession Agreements were done in order, among other reasons, to settle and resolve the disputes with ARF regarding the alleged oral agreement. In addition, MBIA Corp. entered into these agreements and agreed to assume the related policies due to the fact that it no longer received rating agency capital credit in connection with the exposures ceded to ARF and Converium because ARF no longer has a financial strength rating and the financial strength rating of Converium had been downgraded.

In October 2004, the Company’s management recommended that the Audit Committee of the Company’s Board of Directors undertake an investigation of the Excess-of-Loss Agreements and the Quota Share Agreements, including whether an oral agreement existed between MBIA Corp. and ARF that MBIA Corp. would assume the risk that Converium retroceded to ARF under the Converium-ARF Retrocession Agreements. The Audit Committee retained outside counsel and initiated an investigation in October 2004. On March 8, 2005, the Company announced that it was restating its financial statements for 1998 and subsequent years to correct the accounting for the transactions with Converium based on, among other considerations, a determination by the outside counsel investigation that it appeared likely that an oral agreement or understanding with ARF was made in 1998. The Company reflected this correction in the consolidated financial statements of its original Annual Report on Form 10-K for the year ended December 31, 2004. At that time, the Company believed that the accounting for the Excess-of-Loss Agreements and Quota Share Agreements with Munich Re and ARF was appropriate under SFAS 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.”

On November 8, 2005, the Company announced its decision to correct and restate its previously issued financial statements for 1998 and subsequent years in connection with potential settlements of investigations by the SEC and the New York Attorney General’s Office (NYAG) regarding the Excess-of-Loss Agreements and the Quota Share Agreements entered into with Munich Re and ARF. For a further discussion of the restatement of the Company’s Financial Statements refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 and Note 2 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Item 8.

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

Investment Income of the Company

			Restated
	2002	2003	2004
	(In thousands)
Investment income before expenses (1)	$799,576	$839,948	$1,044,041
Investment expenses	321,753	332,546	455,635

Net investment income before income taxes	477,823	507,402	588,406
Net realized gains	15,424	80,668	104,206

Total investment income before income taxes	$493,247	$588,070	$692,612

Total investment income after income taxes	$392,480	$445,560	$517,395

(1)	Includes taxable and tax-exempt interest income.

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

In the event MBIA Corp. determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that policy. As of December 31, 2004, MBIA Corp. had 44 case basis issues on the Classified List that had $400 million in aggregate net case reserves.

At December 31, 2004, of the $400.3 million in total case basis reserves for future claims, of which three issues, a health care facility in Pennsylvania, a health care facility in Texas and one tax lien transaction, comprised $319.6 million. The remaining case basis reserves are related to various housing financings and structured finance transactions.

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

Investment Considerations

Financial Strength Ratings

MBIA Corp.’s ability to attract new business and to compete with other Triple-A rated financial guarantors is largely dependent on the Triple-A financial strength ratings assigned to it by the major rating agencies and the financial enhancement rating assigned by S&P. MBIA Corp. intends to comply with the requirements imposed by the rating agencies to maintain such ratings; however, no assurance can be given that these requirements will not change or that, even if MBIA Corp. complies with these requirements, one or more of such rating agencies will not lower or withdraw their financial strength ratings of MBIA Corp. in the future. MBIA Corp.’s ability to attract new business and to compete with other Triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings. See “Item 1. Business—Rating Agencies”.

Competition

The businesses engaged in by MBIA Corp. are highly competitive. MBIA Corp. faces competition from other financial guarantee insurance companies, other providers of third-party credit enhancement, such as multi-line insurance companies and banks, and alternative executions which do not employ third-party credit enhancement. To the extent that there is no increase in the dollar volume of obligations that require guarantees, increased competition, either in terms of price, alternative executions or new providers of credit enhancement, could have an adverse effect on MBIA Corp.’s business. See “Item 1. Business—Competition”.

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

Available Information

The Company maintains a website at www.mbia.com. The Company is not including the information on its website as a part of, nor is it incorporating such information by reference into, this Form 10-K/A. The Company makes available through its website all of its SEC filings, including its annual 10-K, any of its quarterly filings on Form 10-Q and any current reports on Form 8-K, as soon as is reasonably practicable after these materials have been filed with the SEC. All such filings were timely posted to the website in 2004.

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

PART II

Item 6. Selected Financial Data

Selected Financial and Statistical Data

MBIA Inc. and Subsidiaries

Dollars in millions except per share amounts	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
GAAP Summary Income Statement Data:
Insurance:
Gross premiums written	$1,117	$1,269	$952	$865	$687	$625	$677	$654	$535	$406
Premiums earned	850	773	618	547	465	457	429	351	294	244
Net investment income	474	438	433	413	394	359	332	302	265	233
Total insurance expenses	273	256	217	203	194	345	321	141	117	100
Insurance income	1,208	1,166	818	795	718	523	495	547	463	397
Investment management services income	48	55	34	38	32	26	32	13	14	1
Corporate loss	(84)	(59)	(64)	(63)	(65)	(180)	(131)	(46)	(36)	(27)
Income from continuing operations before income taxes	1,173	1,163	789	765	683	356	376	518	443	371
Net income	843	825	585	570	525	310	317	406	348	290
Net income per common share:
Basic	5.94	5.75	3.99	3.84	3.55	2.08	2.14	2.79	2.45	2.14
Diluted	5.82	5.69	3.96	3.81	3.53	2.06	2.11	2.75	2.41	2.10

GAAP Summary Balance Sheet Data:
Fixed-maturity investments	20,411	17,090	15,154	13,674	11,489	10,054	9,374	8,140	7,304	6,384
Held-to-maturity investments	7,540	8,891	—	—	—	—	—	—	—	—
Short-term investments	2,405	1,913	1,728	707	624	494	611	716	654	507
Other investments	262	357	213	135	120	146	95	52	50	46
Deferred premium revenue	3,211	3,080	2,755	2,565	2,398	2,311	2,251	2,090	1,854	1,662
Loss and LAE reserves	749	712	638	595	515	480	305	105	72	50
Investment agreements	8,679	6,959	6,388	6,055	4,789	4,513	3,485	3,151	3,259	2,642
Commercial paper	2,599	2,640	—	—	—	—	—	—	—	—
Medium-term notes	6,944	7,092	842	—	—	—	—	—	—	—
Long-term debt	1,333	1,022	1,033	805	795	689	689	489	389	389
Shareholders’ equity	6,559	6,150	5,369	4,653	4,094	3,388	3,677	3,362	2,761	2,497
Book value per share	47.05	42.75	37.10	31.37	27.72	22.72	24.66	22.73	19.32	18.01
Dividends declared per common share	0.960	0.800	0.680	0.600	0.547	0.537	0.527	0.513	0.483	0.437

Financial Ratios:
Loss and LAE ratio	10.0%	10.0%	10.5%	11.1%	11.7%	45.0%	49.0%	9.1%	6.9%	5.6%
Underwriting expense ratio	22.2	23.2	24.5	26.0	30.2	30.5	26.0	31.0	32.9	35.2
Combined ratio	32.2	33.2	35.0	37.1	41.9	75.5	75.0	40.1	39.8	40.8

Net debt service outstanding (1)	$890,222	$835,774	$781,589	$722,408	$680,878	$635,883	$595,895	$513,736	$434,417	$359,175
Net par amount outstanding (1)	$585,575	$541,026	$497,343	$452,409	$418,443	$384,459	$359,472	$303,803	$252,896	$201,326

(1)	Net of reinsurance and other reimbursement agreements not accounted for as reinsurance.

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On November 8, 2005, MBIA announced its decision to correct and restate its previously issued financial statements for 1998 and subsequent years in connection with potential settlements of investigations by the Securities and Exchange Commission (SEC) and the New York Attorney General’s Office (NYAG) regarding agreements entered into by its subsidiary, MBIA Insurance Corporation, in 1998.

In 1998, three reinsurers, Converium Reinsurance (North America) Inc. (Converium), AXA Re Finance S.A. (ARF) and Muenchener Rueckversicherungs-Gesellshaft (Munich Re) paid the Company $170 million under three separate agreements (the Excess-of-Loss Agreements) in connection with losses the Company incurred on $265 million of MBIA-insured bonds issued by the Alleghany Health, Education and Research Foundation (AHERF). The Excess-of-Loss Agreements were structured as three successive excess-of-loss facilities that aggregated to $170 million. Under the Excess-of-Loss Agreements, Converium paid the Company $70 million, and Munich Re and ARF each paid the Company $50 million.

In connection with the arrangements for the Excess-of-Loss Agreements, the Company entered into quota share agreements with Munich Re, ARF and Converium (each a Quota Share Agreement and, collectively, the Quota Share Agreements). Under the Quota Share Agreements, the Company agreed to cede to the three reinsurers new business written with an aggregate par sufficient to generate $297 million in gross premiums over a six year period ending October 1, 2004. Of the $297 million in premiums to be ceded under the Quota Share Agreements, the Company agreed to cede to Converium cash premiums equal to $102 million, to ARF adjusted gross premiums of $97 million and to Munich Re adjusted gross premiums of $98 million over this period.

On March 8, 2005, the Company announced its decision to restate its financial statements for 1998 and subsequent years to correct the accounting for the agreements with Converium and reflected this correction in the consolidated financial statements of its original Annual Report on Form 10-K for the year ended December 31, 2004. At that time, the Company believed that the accounting for the Excess of Loss Agreements and Quota Share Agreements with Munich Re and ARF was appropriate under Statement of Financial Accounting Standards (SFAS) 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.”

This restatement of the Company’s financial statements for the Munich Re and ARF Excess-of-Loss and Quota Share Agreements, made in connection with the potential settlements, corrects and restates its accounting for these agreements because, taking into account developments in the regulatory investigations since March and further accounting analyses, they did not satisfy the risk transfer requirements for reinsurance accounting under SFAS 113. As a result, the Company is restating its previously issued financial statements to reflect the Excess-of-Loss and Quota Share Agreements with Munich Re and ARF under deposit accounting in accordance with Statement of Position (SOP) 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk” instead of under reinsurance accounting. The Company is also correcting and restating its 2004 statutory financial statements for the Munich Re and ARF Excess-of-Loss and Quota Share Agreements because they did not satisfy the requirements for reinsurance accounting under Regulation 108 of the New York State Insurance Department. The restatements do not have a significant effect on the Company’s financial position.

Additionally, in the third quarter of 2005, the Company completed a detailed review of its derivative instruments for which it applied shortcut method hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Shortcut method hedge accounting allows the assumption that the change in fair value of a hedged item exactly offsets the change in fair value of the related derivative. After completing its review, the Company determined that certain hedging relationships did not meet every technical aspect of shortcut method hedge accounting, although, such hedging relationships would have qualified for basic hedge accounting. Since the documentation that the Company prepared was designed to support shortcut method hedge accounting, it was not sufficient to support basic hedge accounting. As a result, the Company must account for these derivatives, from 2001 to the present, as if they were not part of hedging relationships, which requires the change in fair value of these derivatives to be reflected in the Company’s income statement without an offsetting change in fair value of the hedged items. The Company has restated its financial statements to correct the accounting for these derivatives for the year ended December 31, 2001 and subsequent years.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The following table presents the effects of the Munich Re, ARF and derivative accounting restatement on the Consolidated Statements of Income and Balance Sheets for each of the years in the seven-year period ended December 31, 2004.

	Previously Reported
In thousands except per share amounts	2004	2003	2002	2001	2000	1999	1998
Consolidated Statement of Income Data:
Ceded premiums	$(146,880)	$(218,808)	$(181,598)	$(218,434)	$(172,388)	$(154,328)	$(151,832)
Net premiums written	970,035	1,050,000	770,333	646,792	515,020	470,543	525,218
Increase in deferred premiums revenue	(147,568)	(310,129)	(176,880)	(119,091)	(65,783)	(26,455)	(100,587)
Premiums earned	822,467	739,871	593,453	527,701	449,237	444,088	424,631
Realized gains (losses)	77,582	48,157	9,086	1,156	24,928	24,040	29,962
Net gains (losses) on derivative instruments and foreign exchange - insurance	7,389	100,050	(74,309)	(2,435)	0	0	0
Total insurance revenues	1,423,392	1,385,493	1,011,926	978,472	896,434	855,070	812,525
Loss and loss adjustment expenses	81,880	73,555	62,223	58,345	52,996	200,339	104,683
Amortization of deferred acquisition costs	64,290	57,907	47,669	42,433	35,976	36,700	34,613
Operating expenses	116,413	110,751	91,776	86,411	90,329	88,530	72,609
Total insurance expenses	262,583	242,213	201,668	187,189	179,301	325,569	211,905
Insurance income	1,160,809	1,143,280	810,258	791,283	717,133	529,501	600,620
Net gains (losses) on derivative instruments and foreign exchange - IMS	(5,508)	(385)	(7,568)	(1,500)	0	0	0
Investment management services income	51,771	63,511	33,348	38,798	31,559	25,601	32,018
Income from continuing operations before income taxes	1,129,913	1,148,882	779,773	762,203	683,089	362,643	481,659
Provision for income taxes	317,185	335,070	200,962	197,482	171,646	57,216	102,235
Income from continuing operations	812,728	813,812	578,811	564,721	511,443	305,427	379,424
Net income	$815,304	$815,916	$579,109	$567,637	$524,682	$314,653	$385,799

Basic EPS:
Income from continuing operations	$5.73	$5.67	$3.95	$3.81	$3.46	$2.04	$2.56
Net income	$5.75	$5.69	$3.95	$3.83	$3.55	$2.11	$2.60

Diluted EPS:
Income from continuing operations	$5.61	$5.61	$3.92	$3.78	$3.44	$2.03	$2.53
Net income	$5.63	$5.63	$3.92	$3.80	$3.53	$2.09	$2.57

Consolidated Balance Sheet Data:
Deferred acquisition costs	$360,496	$319,728	$302,222	$277,699	$274,355	$251,922	$230,085
Prepaid reinsurance premiums	471,375	466,762	462,729	460,151	408,791	383,423	348,548
Reinsurance recoverable on unpaid losses	33,734	61,085	43,828	35,090	31,414	30,819	29,638
Derivative assets	288,811	256,744	191,755	92,372	0	0	0
Other assets	315,197	250,616	159,390	146,930	105,213	133,511	196,289
Total assets	33,027,410	30,324,253	18,835,422	16,210,077	13,864,940	12,247,017	11,822,674
Loss and loss adjustment expense reserves	726,617	691,481	621,327	580,993	502,869	469,164	299,752
Investment agreements	8,678,036	6,956,669	6,388,944	6,055,118	4,789,455	4,512,832	3,485,057
Deferred income taxes, net	610,545	527,050	445,286	246,178	226,334	7,277	319,250
Derivative liabilities	528,562	437,683	309,749	110,433	0	0	0
Other liabilities	390,620	434,307	371,712	345,778	312,490	300,784	321,206
Total liabilities	26,448,339	24,122,100	13,401,264	11,486,654	9,698,288	8,786,722	8,077,386
Retained earnings	5,215,191	4,536,624	3,835,919	3,356,302	2,877,847	2,433,672	2,199,292
Accumulated other comprehensive income	611,173	632,623	541,250	145,321	85,707	(224,511)	288,915
Total shareholders’ equity	$6,579,071	$6,202,153	$5,434,158	$4,723,423	$4,166,652	$3,460,295	$3,745,288

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

	Restated
In thousands except per share amounts	2004	2003	2002	2001	2000	1999	1998
Consolidated Statement of Income Data:
Ceded premiums	$(128,363)	$(193,889)	$(149,976)	$(188,431)	$(153,421)	$(107,883)	$(117,846)
Net premiums written	988,552	1,074,919	801,955	676,795	533,987	516,988	559,204
Increase in deferred premiums revenue	(138,882)	(301,925)	(183,475)	(129,921)	(69,202)	(59,857)	(130,536)
Premiums earned	849,670	772,994	618,480	546,874	464,785	457,131	428,668
Realized gains (losses)	108,874	48,157	9,086	1,156	24,928	24,040	29,962
Net gains (losses) on derivative instruments and foreign exchange - insurance	6,627	104,030	(76,627)	(2,476)	0	0	0
Total insurance revenues	1,481,125	1,422,596	1,034,635	997,604	911,982	868,113	816,562
Loss and loss adjustment expenses	84,753	77,114	65,049	60,668	54,306	205,870	209,854
Amortization of deferred acquisition costs	66,412	60,491	49,696	43,986	37,235	37,783	34,657
Operating expenses	122,309	118,584	101,765	98,421	102,900	101,576	76,764
Total insurance expenses	273,474	256,189	216,510	203,075	194,441	345,229	321,275
Insurance income	1,207,651	1,166,407	818,125	794,529	717,541	522,884	495,287
Net gains (losses) on derivative instruments and foreign exchange - IMS	(9,670)	(8,995)	(6,602)	(1,861)	0	0	0
Investment management services income	47,609	54,901	34,314	38,437	31,559	25,601	32,018
Income from continuing operations before income taxes	1,172,593	1,163,399	788,606	765,088	683,497	356,026	376,326
Provision for income taxes	332,123	340,151	204,054	198,492	171,789	54,900	65,368
Income from continuing operations	840,470	823,248	584,552	566,596	511,708	301,126	310,958
Net income	$843,046	$825,352	$584,850	$569,512	$524,947	$310,352	$317,333

Basic EPS:
Income from continuing operations	$5.92	$5.74	$3.99	$3.82	$3.46	$2.02	$2.09
Net income	$5.94	$5.75	$3.99	$3.84	$3.55	$2.08	$2.14

Diluted EPS:
Income from continuing operations	$5.80	$5.68	$3.96	$3.80	$3.44	$2.00	$2.07
Net income	$5.82	$5.69	$3.96	$3.81	$3.53	$2.06	$2.11

Consolidated Balance Sheet Data:
Deferred acquisition costs	$406,035	$373,032	$350,096	$317,321	$305,767	$278,417	$241,352
Prepaid reinsurance premiums	434,968	390,771	378,534	382,551	342,021	320,072	318,599
Reinsurance recoverable on unpaid losses	34,610	61,402	43,815	35,204	31,414	30,819	29,638
Derivative assets	288,564	255,937	188,665	92,324	0	0	0
Other assets	314,321	250,299	159,403	146,816	105,213	165,417	196,289
Total assets	33,036,295	30,300,759	18,796,011	16,172,051	13,829,582	12,242,067	11,803,992
Loss and loss adjustment expense reserves	748,869	711,831	638,233	595,264	514,880	479,866	304,923
Investment agreements	8,678,768	6,959,153	6,388,232	6,055,118	4,789,455	4,512,832	3,485,057
Deferred income taxes, net	599,627	499,124	410,384	208,274	187,293	0	282,383
Derivative liabilities	527,455	435,254	309,018	110,426	0	0	0
Other liabilities	408,820	470,195	416,555	401,784	376,664	365,176	402,686
Total liabilities	26,477,498	24,150,467	13,426,668	11,519,020	9,735,432	8,854,539	8,127,170
Retained earnings	5,187,484	4,481,174	3,771,034	3,285,675	2,805,345	2,360,905	2,130,826
Accumulated other comprehensive income	618,606	636,212	541,320	145,556	85,707	(224,511)	288,915
Total shareholders’ equity	$6,558,797	$6,150,292	$5,369,343	$4,653,031	$4,094,150	$3,387,528	$3,676,822

The restatement of the Company’s financial statements did not have a material effect on its financial condition and MBIA does not expect the restatement to have any impact on its ratings or on the Triple-A ratings of MBIA Insurance Corporation. The following information presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement.

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

LOSSES AND LOSS ADJUSTMENT EXPENSES The financial guarantees issued by MBIA Insurance Corporation and its Subsidiaries (MBIA Corp.) insure scheduled payments of principal and interest due on various types of financial obligations against a payment default on such payments by the issuers of the obligations. Loss and LAE reserves are established by the Company’s Loss Reserve Committee, which is comprised of members of senior management, and require the use of judgment and estimates with respect to the occurrence and amount of a loss on an insured obligation.

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

Significant changes to any variables on which the 12% loss factor is based, over an extended period of time, would likely result in an increase or decrease in the Company’s loss factor with a corresponding increase or decrease in the amount of the Company’s loss and loss adjustment expense provision. For example, as external and internal statistical data are applied to the various sectors of the Company’s insured portfolio, a shift in business written toward sectors with high default rates would likely increase the loss factor, while a shift toward sectors with low default rates would likely decrease the loss factor. Additionally, increases in statistical default rates relative to the Company’s insured portfolio and in the Company’s actual loss experience or decreases in statistical recovery rates and in the Company’s actual recovery experience would likely increase the Company’s loss factor. Conversely, decreases in statistical default rates relative to the Company’s insured portfolio and in the Company’s actual loss experience or increases in statistical recovery rates and in the Company’s actual recovery experience would likely decrease the Company’s loss factor. During the years ended December 31, 2004, 2003 and 2002, the Company calculated its provision for the unallocated loss reserve of $85 million, $77 million and $65 million, respectively, as 12% of scheduled net earned premium. This provision represents loss and loss adjustment expenses as reported on the Company’s income statement.

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

The Company’s total loss reserves of $749 million represent a small fraction of its outstanding net debt service insured of $890 billion. However, management believes that these reserves are adequate to cover ultimate net losses. Given that the reserves are based on estimates, there can be no assurance that the ultimate liability will not exceed such estimates resulting in the Company recognizing additional loss and loss adjustment expense in earnings. While the underlying principles applied to loss reserving are consistent across the financial guarantee industry, differences exist with regard to the methodology and measurement of loss reserves. Alternate methods may produce different estimates than the method used by the Company. Additionally, the accounting for non-derivative financial guarantee loss reserves is possibly subject to change. See “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a description of the Company’s loss and loss adjustment expense accounting policy.

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

In millions except per share amounts	Restated 2004	Restated 2003	Restated 2002
Revenues:
Insurance	$1,481	$1,423	$1,035
Investment management services	538	412	386
Municipal services	27	27	24
Corporate	8	24	12

Gross revenues from continuing operations	2,054	1,886	1,457

Expenses:
Insurance	273	256	217
Investment management services	491	357	351
Municipal services	26	26	24
Corporate	92	84	76

Gross expenses from continuing operations	882	723	668
Provision for income taxes	332	340	204

Income from continuing operations, net of tax	840	823	585
Income from discontinued operations, net of tax	3	2	8
Cumulative effect of accounting change for goodwill	—	—	(8)

Net income	$843	$825	$585

Net income per share information:*
Net income	$5.82	$5.69	$3.96
Other per share information (effect on net income):
Accelerated premium earned from refunded issues	$0.59	$0.54	$0.31
Net realized gains	$0.47	$0.36	$0.07
Net gains (losses) on derivative instruments and foreign exchange	$(0.01)	$0.43	$(0.37)
Income from discontinued operations	$0.02	$0.01	$0.05
Cumulative effect of accounting change for goodwill	$—	$—	$(0.05)

* All per share calculations are diluted.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Consolidated revenues for 2004 were $2.1 billion compared with $1.9 billion in 2003, an 9% increase. The growth in consolidated revenues was primarily due to increases in insurance premium earnings and investment income, investment management services medium-term note program revenues and the full-year impact of the consolidation of conduit revenues. Consolidated expenses for 2004 were $882 million compared with $723 million in 2003, a 22% increase. This increase was primarily due to an increase in investment management services medium-term note program interest and operating expenses and the full year impact of the consolidation of conduit expenses. Net income for 2004 of $843 million was up 2% from $825 million recorded in 2003. Net income per share for 2004 was $5.82 compared with $5.69 in 2003, also up 2% increase.

Consolidated revenues for 2003 were $1.9 billion compared with $1.5 billion in 2002, a 29% increase. This increase was driven by solid growth in insurance premium earnings and investment income, investment management services medium-term note program revenues, and net gains on derivative instruments and foreign exchange. Consolidated expenses for 2003 were $723 million compared with $668 million in 2002, an 8% increase. The 2003 increase in consolidated expenses was due to an increase in insurance operations expenses and, to a lesser extent, an increase in investment management services operating expenses and corporate interest expense from additional debt issued in the third quarter of 2002. Net income for 2003 increased 41% while net income per share increased 44%. The difference between the growth in net income and the growth in net income per share was principally the result of common stock repurchases by the Company.

The Company’s book value at December 31, 2004 was $47.05 per share, up 10% from $42.75 at December 31, 2003. The increase was principally driven by income from operations, which was somewhat offset by the effect of repurchasing shares into treasury stock at prices above the Company’s book value per share. Book value per share has shown steady growth over the past three years with a three-year compound average growth rate of 8%.

INSURANCE OPERATIONS

The Company’s insurance operations are principally comprised of the activities of MBIA Corp. MBIA Corp. issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and credit default swaps and pools of corporate and asset-backed bonds, both in the new issue and secondary markets.

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

Revenues from insurance operations were $1.48 billion in 2004 and $1.42 billion in 2003, reflecting a 4% increase. The growth in insurance operations revenues was due to increases of 10% in earned premiums, 8% in net investment income and 126% in net realized gains offset by decreases of 30% in advisory fee income and 94% in net gains on derivative instruments. Insurance expenses, which consist of loss and loss adjustment expenses, amortization of deferred acquisition costs and operating expenses, increased 7% in 2004 compared with 2003. Loss and loss adjustment expenses and the amortization of deferred acquisition costs both increased 10%, in line with the increase in earned premiums. Operating expenses increased 3%, principally due to higher compensation costs, premiums related to the renewal of directors’ and officers’ liability insurance and loss prevention costs. Gross insurance expenses (expenses before the deferral or amortization of acquisition costs) for 2004 increased 1% compared with 2003.

In 2003, insurance operations revenues of $1.42 billion increased 37% compared with 2002. The large growth in revenues was principally due to net gains on derivative instruments, as well as increases of 25% in premiums earned and 18% in advisory fee income. Insurance operations expenses increased 18% in 2003, which is in line with the increase in insurance revenues for the same period. However, operating expenses increased as a result of a change in expense allocation methodology between business operations, expenses related to the formation of Toll Road Funding, Plc. (TRF), and a one-time cost to replace split-dollar life insurance policies terminated by the Company.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The Company’s gross premiums written (GPW), net premiums written (NPW) and net premiums earned for the last three years are presented in the following table:

				Percent Change
In millions	Restated 2004	Restated 2003	Restated 2002	2004 vs. 2003	2003 vs. 2002
Gross premiums written:
U.S.	$737	$862	$728	(15)%	18%
Non-U.S.	380	407	224	(7)%	82%

Total	$1,117	$1,269	$952	(12)%	33%
Net premiums written:
U.S.	$712	$765	$647	(7)%	18%
Non-U.S.	277	310	155	(11)%	100%

Total	$989	$1,075	$802	(8)%	34%
Net premiums earned:
U.S.	$637	$615	$513	4%	20%
Non-U.S.	213	158	105	35%	50%

Total	$850	$773	$618	10%	25%

GPW reflects premiums received and accrued for the period and does not include the present value of future cash receipts expected from installment premium policies originated during the year. GPW was $1.1 billion in 2004, down 12% from 2003, reflecting a 15% decrease in U.S. business and a 7% decrease in non-U.S. business. Upfront and installment GPW decreased 21% and 2%, respectively.

NPW, which represents gross premiums written net of premiums ceded to reinsurers, decreased 8% to $989 million from $1.1 billion in 2003. The smaller decrease in NPW relative to GPW reflects a decline in premiums ceded to reinsurers, including the effects of reassuming previously ceded business to reinsurers. Business reassumed from reinsurers is discussed in the “Reinsurance” section included herein. Premiums ceded to reinsurers from all insurance operations were $128 million, $194 million and $150 million for 2004, 2003 and 2002, respectively. Reinsurance enables the Company to cede exposure and comply with its single risk and credit guidelines, although the Company continues to be primarily liable on the insurance policies it underwrites.

Net premiums earned include scheduled premium earnings as well as premium earnings from refunded issues. Net premiums earned in 2004 of $850 million increased 10% over 2003 due to an 10% increase in scheduled premiums earned and a 10% increase in refunded premiums earned. The increase in scheduled premiums earned was a result of strong growth in new business written in past years, as well as a decline in the use of reinsurance. The increase in refunded premiums earned resulted from high levels of refinancing activity due to the sustained low interest rate environment.

In 2003, GPW grew 33% compared with 2002, reflecting strong growth in both U.S and non-U.S. business. NPW grew 34% compared with 2002, resulting from the growth in GPW and slightly lower cession rates in 2003. The growth in net premiums earned in 2003 compared with 2002 reflects the increase in new business written during the last two years, increased refundings and a lower reinsurance rate.

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

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are shown in the following table:

				Percent Change
Global Public Finance In millions	Restated 2004	Restated 2003	Restated 2002	2004 vs. 2003	2003 vs. 2002
Gross premiums written:
U.S.	$458	$570	$435	(20)%	31%
Non-U.S.	208	263	91	(21)%	189%

Total	$666	$833	$526	(20)%	58%
Net premiums written:
U.S.	$467	$530	$410	(12)%	29%
Non-U.S.	147	215	74	(32)%	191%

Total	$614	$745	$484	(18)%	54%
Net premiums earned:
U.S.	$400	$371	$296	8%	25%
Non-U.S.	95	65	29	46%	124%

Total	$495	$436	$325	14%	34%

Global public finance GPW and NPW in 2004 decreased 20% and 18%, respectively, over 2003. The decrease in GPW was primarily due to a significant decline in first quarter U.S. production and third quarter U.S. and non-U.S. production, which resulted from lower market issuance, increased competition and lower overall pricing. However, the Company did experience solid growth in both the Latin American and Australian markets. In 2004, the cession rate on total global public finance business written was 8%, which declined from an 11% cession rate in 2003. The cession rate on U.S. business declined significantly as a result of a reassumption from a reinsurer executed in the fourth quarter of 2004, somewhat offset by an increase in the non-U.S. cession rate related to Latin American exposure. In 2004, global public finance net premiums earned increased 14% to $495 million from $436 million in 2003. This growth reflects earnings generated from increased levels of U.S. and non-U.S. business written over the last several years, a 10% increase in refunded premiums earned and a declining cession rate.

In 2003, global public finance GPW and NPW increased 58% and 54%, respectively, over 2002. This increase was due primarily to new upfront business written in the U.S. and outside the U.S. A lower cession rate on non-U.S. deals in 2003 compared with 2002 caused the slightly larger increase in NPW versus GPW. Global public finance net premiums earned increased 34% over 2002. This growth reflects earnings generated from increased levels of U.S. and non-U.S. business written over the last several years and a 71% increase in refunded premiums earned.

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

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are shown in the following table:

				Percent Change
Global Structured Finance In millions	Restated 2004	Restated 2003	Restated 2002	2004 vs. 2003	2003 vs. 2002
Gross premiums written:
U.S.	$279	$292	$293	(4)%	0%
Non-U.S.	172	144	133	19%	8%

Total	$451	$436	$426	3%	2%
Net premiums written:
U.S.	$245	$235	$237	4%	(1)%
Non-U.S.	130	95	81	37%	17%

Total	$375	$330	$318	14%	4%
Net premiums earned:
U.S.	$237	$244	$217	(3)%	12%
Non-U.S.	118	93	76	27%	22%

Total	$355	$337	$293	5%	15%

Global structured finance GPW increased 3% in 2004, to $451 million from $436 million in 2003, resulting from an increase in non-U.S. business written. The global structured finance sector continues to be adversely impacted by tight spreads and greater investor demand for uninsured transactions. NPW for 2004 increased 14% due to the increase in GPW and lower cession rates on both U.S. and non-U.S. business written. The 2004 cession rate on total global structured finance business written was 17%, which declined from a 24% cession rate in 2003. In 2004, global structured finance net premiums earned of $355 million increased 5% over 2003. This increase was driven by higher levels of new non-U.S. business written over the last two years and a declining cession rate.

Global structured finance GPW increased 2% in 2003, to $436 million from $426 million in 2002, resulting from an increase in non-U.S. business. NPW for 2003 increased 4% due to the increase in non-U.S. business activity coupled with a lower cession rate on that business. Premiums written in 2003 were adversely impacted by generally unattractive market pricing and credit terms in the mortgage and consumer asset-backed sectors. In 2003, global structured finance net earned premiums of $337 million increased 15% over 2002.

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

NET GAINS AND LOSSES Net realized gains from investment securities in the insurance operations were $109 million, $48 million and $9 million in 2004, 2003 and 2002, respectively. The increase in 2004 was largely due to a $77 million realized gain resulting from the sale of a common stock investment MBIA Corp. purchased in 2002 and $41 million resulting from the conclusion of transactions that were accounted for as deposits. The increase was partially offset by an $11 million realized loss resulting from an other-than-temporary impairment of a fixed-maturity security. In 2003, net realized gains increased $39 million compared with 2002, largely resulting from the sale of long-term assets to reduce the duration of the insurance operation investment portfolio.

Net gains (losses) on derivative instruments and foreign exchange from insurance operations, which primarily represent changes in the market value of the Company’s insured credit derivative portfolio, were net gains of $7 million and $104 million in 2004 and 2003, compared with a net loss of $77 million in 2002. The 2004 net gain was primarily due to an increase in the value of the Company’s insured credit derivatives portfolio, reflecting a tightening credit spread environment. In past years, gains or losses on derivatives have been largely due to movements in credit spreads affecting the insurance operations insured portfolio of synthetic CDOs. Insurance operations represent the majority of the derivatives when measured by notional values. However, credit spreads did not move significantly in 2004 relative to 2003 or 2002.

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

				Percent Change
In millions	Restated 2004	Restated 2003	Restated 2002	2004 vs. 2003	2003 vs. 2002
Case-specific:
Gross	$435	$387	$331	12%	17%
Reinsurance recoverable on unpaid losses	35	61	44	(44)%	40%

Net case reserves	$400	$326	$287	23%	13%
Unallocated	314	325	307	(3)%	6%

Net loss and LAE reserves	$714	$651	$594	10%	9%
Gross loss and LAE reserves	$749	$712	$638	5%	12%
Losses and LAE(1)	$85	$77	$65	10%	19%

Loss ratio(2)	10.0%	10.0%	10.5%

(1)	Calculated as 12% of scheduled net earned premium.
(2)	Calculated as losses and LAE divided by total net earned premium. This ratio differs from the Company’s loss factor of 12% as total net earned premium includes premium earnings that have been accelerated as a result of the refunding or defeasance of insured obligations, while the loss factor is applied only to scheduled net earned premium.

The Company recorded $85 million in loss and loss adjustment expenses in 2004, a 10% increase compared with $77 million in 2003. This increase was a direct result of growth in scheduled net earned premium, which is the base upon which the 12% loss factor is applied. At December 31, 2004, the Company had $314 million in unallocated loss reserves, which represent the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio and are available for future case-specific activity. During 2004, the unallocated loss reserve was increased by reserves of $32 million related to the agreement with Asian Securitization & Infrastructure Assurance (Pte) Ltd (ASIA Ltd). Additional information related to the agreement with ASIA Ltd is provided in the following Reinsurance section.

Total case basis activity transferred from the Company’s unallocated loss reserve was $127 million in 2004, $60 million in 2003 and $50 million in 2002. Case basis activity during 2004 primarily consisted of loss reserves for insured obligations issued by Fort Worth Osteopathic Hospital, MBIA’s guaranteed tax lien portfolios, AHERF, an older vintage collateralized debt obligation (CDO) and a manufactured housing exposure. During the third quarter of 2004, MBIA established a $49 million case loss reserve related to three series of Fort Worth Osteopathic Hospital bonds it insured between 1993 and 1997. As of December 31, 2004, the net insured par outstanding on all three series totaled $70.6 million.

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

In the event MBIA determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that insured issue. As of December 31, 2004, MBIA had 44 open case basis issues on its “Classified List” that had $400 million in aggregate case reserves, net of reinsurance. The Company does not establish any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” until such issues are placed on the Company’s “Classified List.”

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is probable and estimable in the future, as follows:

Dollars in millions	Number of case basis issues	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	36	$359	$791
Issues without defaults	8	76	2,088

Total gross	44	$435	$2,879

Net of reinsurance:
Issues with defaults	36	$342	$751
Issues without defaults	8	58	1,889

Total net	44	$400	$2,640

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

On January 31, 2004, the Company reassumed portfolios of previously ceded transactions from ARF and Radian Reinsurance Inc. (Radian Re). On February 29, 2004, the Company reassumed portfolios of previously ceded transactions from American Re-Insurance Company (American Re) and Partner Reinsurance Company Ltd. (Partner Re). The Company received total proceeds from these transactions of $138.1 million consisting of unearned premium reserves of $181.2 million and case reserves of $15.4 million less return ceding commissions of $58.5 million. Insured par reassumed from these transactions totaled $31.6 billion.

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

In 1998, three reinsurers, Converium, ARF and Munich Re paid the Company $170 million under three separate Excess-of-Loss Agreements in connection with losses the Company incurred on $265 million of MBIA-insured bonds issued by AHERF. The Excess-of-Loss Agreements were structured as three successive excess-of-loss facilities that aggregated to $170 million. Under the Excess-of-Loss Agreements, Converium paid the Company $70 million, and Munich Re and ARF each paid the Company $50 million.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

In connection with the arrangements for the Excess-of-Loss Agreements, the Company entered into Quota Share Agreements with Munich Re, ARF and Converium. Under the Quota Share Agreements, the Company agreed to cede to the three reinsurers new business written with an aggregate par sufficient to generate $297 million in gross premiums over a six year period ending October 1, 2004. Of the $297 million in premiums to be ceded under the Quota Share Agreements, the Company agreed to cede to Converium cash premiums equal to $102 million, to ARF adjusted gross premiums of $97 million and to Munich Re adjusted gross premiums of $98 million over this period.

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

In October 2004, the Company’s management recommended that the Audit Committee of the Company’s Board of Directors undertake an investigation of the Excess-of-Loss Agreements and the Quota Share Agreements, including whether an oral agreement existed between MBIA Corp. and ARF that MBIA Corp. would assume the risk that Converium retroceded to ARF under the Converium-ARF Retrocession Agreements. The Audit Committee retained outside counsel and initiated an investigation in October 2004. On March 8, 2005, the Company announced that it was restating its financial statements for 1998 and subsequent years to correct the accounting for the transactions with Converium based on, among other considerations, a determination by the outside counsel investigation that it appeared likely that an oral agreement or understanding with ARF was made in 1998. The Company reflected this correction in the consolidated financial statements of its original Annual Report on Form 10-K for the year ended December 31, 2004.

In November 2004, the Company received identical document subpoenas from the SEC and the NYAG’s office requesting information with respect to non-traditional or loss mitigation insurance products developed, offered or sold by the Company to third parties from January 1, 1998 to the

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

present, including the reinsurance arrangements entered into by MBIA in 1998 in connection with the bankruptcy of the Delaware Valley Obligated Group, an entity that is part of AHERF. The Company is cooperating fully with the SEC and the NYAG’s request for documents.

On March 8, 2005, the Company announced its decision to restate its financial statements for 1998 and subsequent years to correct the accounting for the agreements with Converium and reflected this correction in the consolidated financial statements of its original Annual Report on Form 10-K for the year ended December 31, 2004. At that time, the Company believed that the accounting for the Excess of Loss Agreements and Quota Share Agreements with Munich Re and ARF was appropriate under SFAS 113.

On March 9, 2005, the Company received a subpoena from the U.S. Attorney’s Office for the Southern District of New York seeking information related to the reinsurance agreements it entered into in connection with the AHERF loss. The Company is cooperating fully with the U.S. Attorney’s Office.

On November 8, 2005, MBIA announced its decision to correct and restate its previously issued financial statements for 1998 and subsequent years in connection with potential settlements of investigations by the SEC and the NYAG’s Office regarding agreements entered into by its subsidiary, MBIA Insurance Corporation, in 1998.

This restatement of the Company’s financial statements for the Munich Re and ARF Excess-of-Loss and Quota Share Agreements, made in connection with the potential settlements, corrects and restates its accounting for these agreements because, taking into account developments in the regulatory investigations since March and further accounting analyses, they did not satisfy the risk transfer requirements for reinsurance accounting under SFAS 113. As a result, the Company is restating its previously issued financial statements to reflect the Excess-of-Loss and Quota Share Agreements with Munich Re and ARF under deposit accounting in accordance with SOP 98-7, instead of under reinsurance accounting. The Company is also correcting and restating its 2004 statutory financial statements for the Munich Re and ARF Excess-of-Loss and Quota Share Agreements because they did not satisfy the requirements for reinsurance accounting under Regulation 108 of the New York State Insurance Department. The restatements do not have a significant effect on the Company’s financial position.

As of December 31, 2004, the aggregate amount of insured par ceded by MBIA to reinsurers under reinsurance agreements was $76.2 billion. The following table shows the percentage ceded to and reinsurance recoverable on unpaid losses from reinsurers by S&P’s rating levels:

		Restated
Reinsurers’ S&P Rating Range	Percent of Total Par Ceded	Reinsurance Recoverable (in thousands)
AAA	85.65%	$11,738
AA	13.51%	7,749
A	0.73%	14,790
Not Currently Rated	0.10%	338
Non-Investment Grade	0.01%	(5)

Total	100%	$34,610

The top two reinsurers within the AAA rating category represented approximately 62% of total par ceded by MBIA; the top two reinsurers within the AA rating category represented approximately 8% of total par ceded by MBIA; and the top two reinsurers within the A rating category represented approximately 1% of total par ceded by MBIA. Additionally, the Company has other reimbursement agreements, primarily with a Single-A rated reinsurer, covering to $9.3 billion of insured par.

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

The Company’s policy acquisition costs, operating expenses and total insurance operating expenses, as well as its expense ratio, are shown in the following table:

				Percent Change
In millions	Restated 2004	Restated 2003	Restated 2002	2004 vs. 2003	2003 vs. 2002
Gross expenses	$258	$257	$224	1%	15%

Amortization of deferred acquisition costs	$67	$60	$49	10%	22%
Operating expenses	122	119	102	3%	17%

Total insurance operating expenses	$189	$179	$151	5%	18%

Expense ratio	22.2%	23.2%	24.5%

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

In 2004, the amortization of deferred acquisition costs increased 10% over 2003, in line with the increase in the Company’s insurance premiums earned. The amortization of deferred acquisition costs increased 22% in 2003 compared with 2002. The ratio of policy acquisition costs, net of deferrals, to earned premiums has remained steady at 8% in 2004, 2003 and 2002. At December 31, 2002 and 2003 there was a decline in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. This declining ratio indicated the Company had deferred proportionately more revenues than expenses in those years. At December 31, 2004, this ratio increased to 8.2% from 7.7% at December 31, 2003 due to an increase in expenses after ceding commission income and also due to less business written during 2004.

Operating expenses increased 3% from $119 million in 2003 to $122 million in 2004 largely due to higher compensation costs related to the expansion of the Company’s global operations, premiums related to the renewal of directors and officers’ liability insurance and loss prevention costs. The 17% increase in operating expenses in 2003 compared with 2002 reflects higher compensation costs that were primarily the result of a one-time cost related to the replacement of split-dollar life insurance policies, expenses to establish Toll Road Funding (TRF) and a reallocation of expenses between business operations.

Financial guarantee insurance companies use the expense ratio (expenses divided by net premiums earned) as a measure of expense management. The Company’s 2004 expense ratio of 22.2% is below the 2003 ratio of 23.2% and the 2002 ratio of 24.5%. The decrease in the ratio from 2003 and 2002 is the result of an increase in net premiums earned.

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

Investment management services 2004 total revenues of $538 million increased 31% compared with 2003. Excluding net realized losses of $4 million and losses on derivative instruments and foreign exchange of $10 million, total revenues increased $148 million, or 37% over 2003. The growth is primarily attributable to increased activity in the structured product businesses, particularly the asset/liability products and third-party management of CDO transactions. In addition, 2004 results include twelve months of Conduit activities, which were not consolidated by the Company in the first nine months of 2003. Profitability in the pooled investment business declined compared with 2003 due to lower fees and an unfavorable geographic mix. Excluding net realized gains or losses and net gains or losses on derivative instruments and foreign exchange, 2003 total investment management services revenues increased $16 million, or 4%, compared with 2002.

Net realized losses from investment securities in the investment management services operations were $4 million in 2004 compared with net realized gains of $17 million and $4 million in 2003 and 2002, respectively. Net realized gains and losses in the investment management services operations were generated from the ongoing active total return management of its investment portfolios.

Net losses on derivative instruments and foreign exchange from investment management services operations in 2004, 2003 and 2002 were $10 million, $9 million and $7 million, respectively. Net losses in 2004 were primarily generated from an increase in U.S. dollar interest rates resulting in lower market values on pay float/receive fixed U.S. dollar interest rate swaps associated with the investment agreement and medium-term note activities. Similarly, the net losses in 2003 and 2002 were largely due to movements in interest rates on interest rate swaps. These interest rate swaps economically hedge against interest rate movements but do not qualify for hedge accounting treatment under SFAS 133.

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

				Percent Change
In millions	Restated 2004	Restated 2003	Restated 2002	2004 vs. 2003	2003 vs. 2002
Interest and fees	$552	$404	$388	37%	4%
Net realized gains (losses)	(4)	17	4	(124)%	300%
Net gains (losses) on derivative instruments and foreign exchange	(10)	(9)	(7)	(8)%	(36)%

Total revenues	538	412	385	31%	7%

Interest expense	414	302	313	37%	(4)%
Operating expenses	77	55	38	40%	45%

Total expenses	491	357	351	37%	2%

Pre-tax income	$47	$55	$34	(13)%	60%

Ending assets under management:
Fixed-income	$39,129	$34,408	$30,280	14%	14%

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

TAXES

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, the effective tax rate fluctuates from time to time as the Company manages its investment portfolio on an after-tax total return basis. The effective tax rate for 2004, including tax related to discontinued operations, decreased to 28.4% from 29.3% in 2003. In 2003, the tax rate increased from 26.1% in 2002 due to a change in the mix of taxable and tax-exempt investments.

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

MBIA Corp. has access to $400 million of Money Market Committed Preferred Custodial Trust securities (CPS securities) issued by eight trusts, which were created for the primary purpose of issuing CPS securities and investing the proceeds in high-quality commercial paper or short-term U.S. Government obligations. MBIA Corp. has a put option to sell to the trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the trusts will transfer the proceeds to MBIA Corp. in exchange for the preferred stock that will be held by the trusts. The trusts are vehicles for providing MBIA Corp. the opportunity to access new capital at its sole discretion through the exercise of the put options. The trusts are rated AA and Aa2 by S&P and Moody’s, respectively. To date, MBIA Corp. has not exercised its put options under any of these arrangements.

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

Cash requirements have historically been met by upstreaming dividend payments from MBIA Corp., which generates substantial cash flow from premium writings and investment income. In 2004, the Company’s operating cash flow from continuing operations totaled $889 million compared with $1.0 billion in 2003 and $889 million in 2002. The majority of net cash provided by operating activities is generated from premium revenue and investment income in the Company’s insurance operations.

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated the accompanying financial statements for the years ended December 31, 2004, 2003 and 2002.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, NY

March 16, 2005, except for Notes 2, 7, 9, 10, 11, 13, 14, 15, 21, 22, 23 and 27, as to which the date is November 14, 2005.

Consolidated Balance Sheets	MBIA Inc. and Subsidiaries

In thousands except per share amounts	December 31, 2004	December 31, 2003
	(Restated)	(Restated)

Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $18,802,894 and $15,628,938)	$19,679,905	$16,493,338
Investments held-to-maturity, at amortized cost (fair value $7,535,787 and $8,955,173)	7,540,218	8,890,866
Investment agreement portfolio pledged as collateral, at fair value (amortized cost $713,704 and $581,633)	730,870	596,366
Short-term investments, at amortized cost (which approximates fair value)	2,405,192	1,913,476
Other investments	261,865	357,346

Total investments	30,618,050	28,251,392

Cash and cash equivalents	366,236	227,544
Accrued investment income	312,208	269,909
Deferred acquisition costs	406,035	373,032
Prepaid reinsurance premiums	434,968	390,771
Reinsurance recoverable on unpaid losses	34,610	61,402
Goodwill	79,406	79,406
Property and equipment, at cost (less accumulated depreciation of $108,848 and $94,944)	114,692	120,691
Receivable for investments sold	67,205	20,376
Derivative assets	288,564	255,937
Other assets	314,321	250,299

Total assets	$33,036,295	$30,300,759

Liabilities and Shareholders’ Equity

Liabilities:
Deferred premium revenue	$3,211,181	$3,079,851
Loss and loss adjustment expense reserves	748,869	711,831
Investment agreements	8,678,768	6,959,153
Commercial paper	2,598,655	2,639,878
Medium-term notes	6,943,840	7,091,638
Variable interest entity floating rate notes	600,505	600,299
Securities sold under agreements to repurchase	647,104	505,883
Short-term debt	58,745	57,337
Long-term debt	1,332,540	1,021,795
Current income taxes	—	9,627
Deferred income taxes, net	599,627	499,124
Deferred fee revenue	26,780	21,543
Payable for investments purchased	94,609	47,059
Derivative liabilities	527,455	435,254
Other liabilities	408,820	470,195

Total liabilities	26,477,498	24,150,467

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares — 155,607,737 and 153,551,061	155,608	153,551
Additional paid-in capital	1,410,799	1,295,638
Retained earnings	5,187,484	4,481,174
Accumulated other comprehensive income, net of deferred income tax of $321,565 and $339,108	618,606	636,212
Unearned compensation — restricted stock	(34,686)	(12,299)
Treasury stock, at cost — 16,216,405 and 9,675,887 shares	(779,014)	(403,984)

Total shareholders’ equity	6,558,797	6,150,292

Total liabilities and shareholders’ equity	$33,036,295	$30,300,759

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income	MBIA Inc. and Subsidiaries

	Years ended December 31
In thousands except per share amounts	2004	2003	2002
	(Restated)	(Restated)	(Restated)

Insurance
Revenues:
Gross premiums written	$1,116,915	$1,268,808	$951,931
Ceded premiums	(128,363)	(193,889)	(149,976)

Net premiums written	988,552	1,074,919	801,955
Increase in deferred premium revenue	(138,882)	(301,925)	(183,475)

Premiums earned (net of ceded premiums of $146,537, $192,647 and $159,361)	849,670	772,994	618,480
Net investment income	474,415	437,696	432,949
Advisory fees	41,539	59,719	50,747
Net realized gains	108,874	48,157	9,086
Net gains (losses) on derivative instruments and foreign exchange	6,627	104,030	(76,627)

Total insurance revenues	1,481,125	1,422,596	1,034,635
Expenses:
Losses and loss adjustment	84,753	77,114	65,049
Amortization of deferred acquisition costs	66,412	60,491	49,696
Operating	122,309	118,584	101,765

Total insurance expenses	273,474	256,189	216,510

Insurance income	1,207,651	1,166,407	818,125

Investment management services
Revenues	551,926	403,990	388,044
Net realized gains (losses)	(4,120)	17,135	4,287
Net losses on derivative instruments and foreign exchange	(9,670)	(8,995)	(6,602)

Total investment management services revenues	538,136	412,130	385,729
Interest expense	413,615	302,224	313,517
Expenses	76,912	55,005	37,898

Total investment management services expenses	490,527	357,229	351,415

Investment management services income	47,609	54,901	34,314

Municipal services
Revenues	27,593	26,814	24,810
Net realized gains (losses)	(81)	139	(682)
Net losses on derivative instruments and foreign exchange	(279)	—	—

Total municipal services revenues	27,233	26,953	24,128
Expenses	25,649	25,857	24,408

Municipal services income	1,584	1,096	(280)

Corporate
Net investment income	8,446	9,000	9,426
Net realized gains (losses)	(467)	15,237	2,733
Interest expense	74,651	68,368	58,453
Corporate expenses	17,579	14,874	17,259

Corporate loss	(84,251)	(59,005)	(63,553)

Income from continuing operations before income taxes	1,172,593	1,163,399	788,606

Provision for income taxes	332,123	340,151	204,054

Income from continuing operations	840,470	823,248	584,552

Income (loss) from discontinued operations, net of tax	(602)	2,104	8,029
Gain on sale of discontinued operations, net of tax	3,178	—	—

Income from discontinued operations	2,576	2,104	8,029

Cumulative effect of accounting change	—	—	(7,731)

Net income	$843,046	$825,352	$584,850

Income from continuing operations per common share:
Basic	$5.92	$5.74	$3.99
Diluted	$5.80	$5.68	$3.96

Net income per common share:
Basic	$5.94	$5.75	$3.99
Diluted	$5.82	$5.69	$3.96

Weighted-average number of common shares outstanding:
Basic	141,861,225	143,449,007	146,634,204
Diluted	144,799,513	144,980,396	147,574,079

Gross revenues from continuing operations	2,054,473	1,885,916	1,456,651
Gross expenses from continuing operations	881,880	722,517	668,045

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	MBIA Inc. and Subsidiaries

	For the years ended December 31, 2004, 2003 and 2002
In thousands except per share amounts	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Unearned Compensation- Restricted Stock	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount						Shares	Amount
Balance, January 1, 2002 - (Restated)	151,951	$151,951	$1,195,802	$3,285,675 (1)	$145,556 (2)	$(1,983)	$(11,335)	(3,517)	$(112,635)	$4,653,031

Comprehensive income:
Net income	—	—	—	584,850	—	—	—	—	—	584,850
Other comprehensive income:
Change in unrealized appreciation of investments net of change in deferred income taxes of $222,973	—	—	—	—	414,771	—	—	—	—	414,771
Change in fair value of derivative instruments net of change in deferred income taxes of $(20,124)	—	—	—	—	(37,374)	—	—	—	—	(37,374)
Change in foreign currency translation	—	—	—	—	18,367	—	—	—	—	18,367

Other comprehensive income										395,764

Total comprehensive income										980,614

Capital issuance costs	—	—	(2,774)	—	—	—	—	—	—	(2,774)
Treasury shares acquired	—	—	—	—	—	—	—	(4,264)	(208,945)	(208,945)
Unallocated ESOP shares	—	—	50	—	—	1,330	—	—	—	1,380
Stock-based compensation	604	604	46,235	—	—	—	(1,311)	—	—	45,528
Dividends (declared per common share $0.680, paid per common share $0.660)	—	—	—	(99,491)	—	—	—	—	—	(99,491)

Balance, December 31, 2002 - (Restated)	152,555	152,555	1,239,313	3,771,034	541,320	(653)	(12,646)	(7,781)	(321,580)	5,369,343

Comprehensive income:
Net income	—	—	—	825,352	—	—	—	—	—	825,352
Other comprehensive income:
Change in unrealized appreciation of investments net of change in deferred income taxes of $34,698	—	—	—	—	64,886	—	—	—	—	64,886
Change in fair value of derivative instruments net of change in deferred income taxes of $7,127	—	—	—	—	13,235	—	—	—	—	13,235
Change in foreign currency translation net of change in deferred income taxes of $3,085	—	—	—	—	16,771	—	—	—	—	16,771

Other comprehensive income										94,892

Total comprehensive income										920,244

Capital issuance costs	—	—	(4,056)	—	—	—	—	—	—	(4,056)
Treasury shares acquired	—	—	—	—	—	—	—	(1,895)	(82,404)	(82,404)
Unallocated ESOP shares	—	—	(2)	—	—	653	—	—	—	651
Variable interest entity equity	—	—	46	—	—	—	—	—	—	46
Stock-based compensation	996	996	60,337	—	—	—	347	—	—	61,680
Dividends (declared per common share $0.800, paid per common share $0.770)	—	—	—	(115,212)	—	—	—	—	—	(115,212)

Balance, December 31, 2003 - (Restated)	153,551	153,551	1,295,638	4,481,174	636,212	—	(12,299)	(9,676)	(403,984)	6,150,292

Comprehensive income:
Net income	—	—	—	843,046	—	—	—	—	—	843,046
Other comprehensive loss:
Change in unrealized appreciation of investments net of change in deferred income taxes of $(26,944)	—	—	—	—	(46,877)	—	—	—	—	(46,877)
Change in fair value of derivative instruments net of change in deferred income taxes of $4,055	—	—	—	—	7,532	—	—	—	—	7,532
Change in foreign currency translation net of change in deferred income taxes of $5,346	—	—	—	—	21,739	—	—	—	—	21,739

Other comprehensive loss										(17,606)

Total comprehensive income										825,440

Capital issuance costs	—	—	(2,353)	—	—	—	—	—	—	(2,353)
Treasury shares acquired	—	—	—	—	—	—	—	(6,540)	(375,030)	(375,030)
Stock-based compensation	2,057	2,057	117,514	—	—	—	(22,387)	—	—	97,184
Dividends (declared per common share $0.960, paid per common share $0.920)	—	—	—	(136,736)	—	—	—	—	—	(136,736)

Balance, December 31, 2004 - (Restated)	155,608	$155,608	$1,410,799	$5,187,484	$618,606	—	$(34,686)	(16,216)	$(779,014)	$6,558,797

(1) Restated; previously reported $3,356,302.
(2) Restated; previously reported $145,321.

	2002	2003	2004
Disclosure of reclassification amount:
Unrealized appreciation of investments arising during the period, net of taxes	$425,234	$120,555	$19,320
Reclassification adjustment, net of taxes	(10,463)	(55,669)	(66,197)

Net unrealized appreciation, net of taxes	$414,771	$64,886	$(46,877)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows	MBIA Inc. and Subsidiaries

	Years ended December 31
In thousands	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities of continuing operations:
Net income	$843,046	$825,352	$584,850
Loss (income) from discontinued operations, net of tax	602	(2,104)	(8,029)
Gain on sale of discontinued operations, net of tax	(3,178)	—	—
Cumulative effect of accounting change	—	—	7,731

Net income from continuing operations	840,470	823,248	584,552

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Increase in accrued investment income	(42,299)	(38,637)	(33,281)
Increase in deferred acquisition costs	(33,003)	(22,936)	(32,775)
(Increase) decrease in prepaid reinsurance premiums	(44,197)	(12,237)	4,017
Increase in deferred premium revenue	143,544	296,668	179,459
Increase in loss and loss adjustment expense reserves	37,038	73,598	42,969
Decrease (increase) in reinsurance recoverable on unpaid losses	26,792	(17,587)	(8,611)
Depreciation	13,904	11,483	14,047
Amortization of bond discount, net	49,426	4,018	14,377
Net realized gains on sale of investments	(104,206)	(80,668)	(15,424)
Current income tax benefit	(33,779)	(2,397)	(4,998)
Deferred income tax provision (benefit)	114,099	43,776	(1,024)
Net (gains) losses on derivative instruments and foreign exchange	3,322	(95,035)	83,229
Stock option compensation	16,701	26,428	23,853
Other, net	(98,943)	16,249	38,912

Total adjustments to net income	48,399	202,723	304,750

Net cash provided by operating activities of continuing operations	888,869	1,025,971	889,302

Cash flows from investing activities of continuing operations:
Purchase of fixed-maturity securities, net of payable for investments purchased	(9,615,341)	(13,468,408)	(12,356,410)
Sale of fixed-maturity securities, net of receivable for investments sold	8,037,792	11,235,246	11,527,680
Redemption of fixed-maturity securities, net of receivable for investments redeemed	877,070	1,597,511	529,065
Sale (purchase) of short-term investments	4,544	(104,638)	(377,191)
Sale (purchase) of other investments	74,419	(53,523)	(44,402)
Purchases for investment agreement and medium-term note portfolios, net of payable for investments purchased	(15,752,028)	(12,719,373)	(7,193,183)
Sales for investment agreement and medium-term note portfolios, net of receivable for investments sold	12,649,571	11,155,499	6,010,956
Acquisition of conduits	—	1,134	—
Purchase of held-to-maturity investments	(1,442,684)	(1,465,209)	—
Redemptions of held-to-maturity investments	2,840,711	—	—
Capital expenditures	(8,740)	(11,089)	(15,401)
Disposals of capital assets	2,255	1,016	206

Net cash used by investing activities of continuing operations	(2,332,431)	(3,831,834)	(1,918,680)

Cash flows from financing activities of continuing operations:
Net proceeds from issuance of long-term debt	348,553	—	291,300
Net proceeds from issuance of short-term debt	1,408	57,337	—
Net proceeds from issuance of medium-term notes	3,186,567	1,503,001	—
Net repayment for retirement of long-term debt	(50,000)	—	(100,000)
Net repayment for retirement of short-term debt	—	—	(47,751)
Net repayment for retirement of commercial paper	(39,329)	—	—
Net repayment for retirement of medium-term notes	(3,315,061)	—	—
Other borrowings and deposits	11,579	6,736	(23,715)
Proceeds from issuance of investment agreement and medium-term notes	6,007,451	5,702,091	4,496,515
Payments for drawdowns of investment agreement and medium-term notes	(4,278,787)	(4,094,385)	(3,320,699)
Securities sold under agreements to repurchase, net	141,221	(33,678)	(15,935)
Dividends paid	(132,072)	(110,999)	(97,154)
Capital issuance costs	(2,353)	(4,056)	(2,774)
Purchase of treasury stock	(375,030)	(82,404)	(208,945)
Exercise of stock options	63,390	25,806	19,096

Net cash provided by financing activities of continuing operations	1,567,537	2,969,449	989,938

Discontinued operations:
Net cash provided (used) by discontinued operations	14,717	(4,396)	(7,066)

Net increase (decrease) in cash and cash equivalents	138,692	159,190	(46,506)
Cash and cash equivalents - beginning of year	227,544	68,354	115,040

Cash and cash equivalents - end of year	$366,236	$227,544	$68,534

Supplemental cash flow disclosures:
Income taxes paid	$273,058	$293,695	$211,001
Interest paid:
Investment agreements	$259,494	$245,632	$289,370
Commercial paper	33,677	7,445	—
Medium-term notes	128,579	56,090	979
Variable interest entity floating rate notes	9,287	1,369	—
Securities sold under agreements to repurchase	11,783	15,597	24,235
Other borrowings and deposits	6,564	10,454	24,353
Long-term debt	70,970	70,024	63,806
Non cash items:
Stock compensation	16,701	26,428	23,853
Dividends declared but not paid	33,489	28,824	24,612

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

NOTE 2: RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On November 8, 2005, MBIA announced its decision to correct and restate its previously issued financial statements for 1998 and subsequent years in connection with potential settlements of investigations by the Securities and Exchange Commission (SEC) and the New York Attorney General’s Office (NYAG) regarding agreements entered into by its subsidiary, MBIA Insurance Corporation, in 1998.

In 1998, three reinsurers, Converium Reinsurance (North America) Inc. (Converium), AXA Re Finance S.A. (ARF) and Muenchener Rueckversicherungs-Gesellshaft (Munich Re) paid the Company $170 million under three separate agreements (the Excess-of-Loss Agreements) in connection with losses the Company incurred on $265 million of MBIA-insured bonds issued by the Alleghany Health, Education and Research Foundation (AHERF). The Excess-of-Loss Agreements were structured as three successive excess-of-loss facilities that aggregated to $170 million. Under the Excess-of-Loss Agreements, Converium paid the Company $70 million, and Munich Re and ARF each paid the Company $50 million.

In connection with the arrangements for the Excess-of-Loss Agreements, the Company entered into quota share agreements with Munich Re, ARF and Converium (each a Quota Share Agreement and, collectively, the Quota Share Agreements). Under the Quota Share Agreements, the Company agreed to cede to the three reinsurers new business written with an aggregate par sufficient to generate $297 million in gross premiums over a six year period ending October 1, 2004. Of the $297 million in premiums to be ceded under the Quota Share Agreements, the Company agreed to cede to Converium cash premiums equal to $102 million, to ARF adjusted gross premiums of $97 million and to Munich Re adjusted gross premiums of $98 million over this period.

On March 8, 2005, the Company announced its decision to restate its financial statements for 1998 and subsequent years to correct the accounting for the agreements with Converium and reflected this correction in the consolidated financial statements of its original Annual Report on Form 10-K for the year ended December 31, 2004. At that time, the Company believed that the accounting for the Excess of Loss Agreements and Quota Share Agreements with Munich Re and ARF was appropriate under Statement of Financial Accounting Standards (SFAS) 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.”

This restatement of the Company’s financial statements for the Munich Re and ARF Excess-of-Loss and Quota Share Agreements, made in connection with the potential settlements, corrects and restates its accounting for these agreements because, taking into account developments in the regulatory investigations since March and further accounting analyses, they did not satisfy the risk transfer requirements for reinsurance accounting under SFAS 113. As a result, the Company is restating its previously issued financial statements to reflect the Excess-of-Loss and Quota Share Agreements with Munich Re and ARF under deposit accounting in accordance with Statement of Position (SOP) 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk” instead of under reinsurance accounting. The Company is also correcting and restating its 2004 statutory financial statements for the Munich Re and ARF Excess-of-Loss and Quota Share Agreements because they did not satisfy the requirements for reinsurance accounting under Regulation 108 of the New York State Insurance Department. The restatements do not have a significant effect on the Company’s financial position.

Additionally, in the third quarter of 2005, the Company completed a detailed review of its derivative instruments for which it applied shortcut method hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Shortcut method hedge accounting allows the assumption that the change in fair value of a hedged item exactly offsets the change in fair value of the related derivative. After completing its review, the Company determined that certain hedging relationships did not meet every technical aspect of shortcut method hedge accounting, although, such hedging relationships would have qualified for basic hedge accounting. Since the documentation that the Company prepared was designed to support shortcut method hedge accounting, it was not sufficient to support basic hedge accounting. As a result, the Company must account for these derivatives, from 2001 to the present, as if they were not part of hedging relationships, which requires the change in fair value of these derivatives to be reflected in the Company’s income statement without an offsetting change in fair value of the hedged items. The Company has restated its financial statements to correct the accounting for these derivatives for the year ended December 31, 2001 and subsequent years.

The following table presents the effects of the Munich Re, ARF and derivative accounting restatement on the consolidated financial statements of the Company for the years ended December 31, 2004, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

In thousands except per share amounts	As of and For the Year Ended December 31, 2004		As of and For the Year Ended December 31, 2003		As of and For the Year Ended December 31, 2002
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statement of Income Data:
Ceded premiums	$(146,880)	$(128,363)	$(218,808)	$(193,889)	$(181,598)	$(149,976)
Net premiums written	970,035	988,552	1,050,000	1,074,919	770,333	801,955
Increase in deferred premiums revenue	(147,568)	(138,882)	(310,129)	(301,925)	(176,880)	(183,475)
Scheduled premiums earned	682,343	706,286	612,961	642,619	518,524	542,075
Refunding premiums earned	140,124	143,384	126,910	130,375	74,929	76,405
Premiums earned	822,467	849,670	739,871	772,994	593,453	618,480
Realized gains (losses)	77,582	108,874	48,157	48,157	9,086	9,086
Net gains (losses) on derivative instruments and foreign exchange - insurance	7,389	6,627	100,050	104,030	(74,309)	(76,627)
Insurance revenues	1,423,392	1,481,125	1,385,493	1,422,596	1,011,926	1,034,635
Loss and loss adjustment expenses	81,880	84,753	73,555	77,114	62,223	65,049
Amortization of deferred acquisition costs	64,290	66,412	57,907	60,491	47,669	49,696
Operating expenses	116,413	122,309	110,751	118,584	91,776	101,765
Total insurance expenses	262,583	273,474	242,213	256,189	201,668	216,510
Insurance income	1,160,809	1,207,651	1,143,280	1,166,407	810,258	818,125
Net gains (losses) on derivative instruments and foreign exchange - IMS	(5,508)	(9,670)	(385)	(8,995)	(7,568)	(6,602)
Investment management services income	51,771	47,609	63,511	54,901	33,348	34,314
Income from continuing operations before income taxes	1,129,913	1,172,593	1,148,882	1,163,399	779,773	788,606
Provision for income taxes	317,185	332,123	335,070	340,151	200,962	204,054
Income from continuing operations	812,728	840,470	813,812	823,248	578,811	584,552
Net income	$815,304	$843,046	$815,916	$825,352	$579,109	$584,850
Basic EPS:
Income from continuing operations	$5.73	$5.92	$5.67	$5.74	$3.95	$3.99
Net income	$5.75	$5.94	$5.69	$5.75	$3.95	$3.99

Diluted EPS:
Income from continuing operations	$5.61	$5.80	$5.61	$5.68	$3.92	$3.96
Net income	$5.63	$5.82	$5.63	$5.69	$3.92	$3.96

Consolidated Balance Sheet Data:
Deferred acquisition costs	$360,496	$406,035	$319,728	$373,032	$302,222	$350,096
Prepaid reinsurance premiums	471,375	434,968	466,762	390,771	462,729	378,534
Reinsurance recoverable on unpaid losses	33,734	34,610	61,085	61,402	43,828	43,815
Derivative assets	288,811	288,564	256,744	255,937	191,755	188,665
Other assets	315,197	314,321	250,616	250,299	159,390	159,403
Total assets	33,027,410	33,036,295	30,324,253	30,300,759	18,835,422	18,796,011
Loss and loss adjustment expense reserves	726,617	748,869	691,481	711,831	621,327	638,233
Investment agreements	8,678,036	8,678,768	6,956,669	6,959,153	6,388,944	6,388,232
Deferred income taxes, net	610,545	599,627	527,050	499,124	445,286	410,384
Derivative liabilities	528,562	527,455	437,683	435,254	309,749	309,018
Other liabilities	390,620	408,820	434,307	470,195	371,712	416,555
Total liabilities	26,448,339	26,477,498	24,122,100	24,150,467	13,401,264	13,426,668
Retained earnings	5,215,191	5,187,484	4,536,624	4,481,174	3,835,919	3,771,034
Accumulated other comprehensive income	611,173	618,606	632,623	636,212	541,250	541,320
Total shareholders’ equity	$6,579,071	$6,558,797	$6,202,153	$6,150,292	$5,434,158	$5,369,343

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

The restatement of the Company’s financial statements did not have a material effect on its financial condition and MBIA does not expect the restatement to have any impact on its ratings or on the Triple-A ratings of MBIA Insurance Corporation. Information presented in the Notes to Consolidated Financial Statements gives effect to the restatement, as applicable.

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

INVESTMENTS The Company classifies its fixed-maturity investments as either available-for-sale or held-to-maturity, as defined by SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale investments are reported in the financial statements at fair value, with unrealized gains and losses, net of deferred taxes, reflected in accumulated other comprehensive income in shareholders’ equity. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities. For pre-refunded bonds, the remaining term is determined based on the contractual refunding date. Investment income is recorded as earned. Realized gains or losses on the sale of investments are determined by specific identification and are included as a separate component of revenues.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

Although SFAS 60 provides guidance to insurance enterprises, the Company does not believe SFAS 60 comprehensively addresses the unique attributes of financial guarantee insurance contracts, as the standard was developed prior to the maturity of the financial guarantee industry. SFAS 60 provides guidance with respect to insurance contracts that are either short-duration or long-duration in nature. Financial guarantee contracts typically have attributes of both and, therefore, are difficult to classify as either. For instance, financial guarantee contracts are reported for regulatory purposes as property and liability insurance, normally considered short-duration, but have elements of long-duration contracts in that they are irrevocable and extend over a period that may be in excess of 30 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

FOREIGN CURRENCY TRANSLATION Assets and liabilities denominated in foreign currencies are translated at year end exchange rates. Operating results are translated at average rates of exchange prevailing during the year. Unrealized gains or losses, net of deferred taxes, resulting from translation are included in accumulated other comprehensive income in shareholders’ equity. Gains and losses resulting from transactions in foreign currencies are recorded in current net income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

INSURANCE The Company has entered into derivative transactions that it views as an extension of its core financial guarantee business but do not qualify for the financial guarantee scope exception under SFAS 133 and, therefore, must be stated at fair value. The insurance operations, which represent the majority of the Company’s derivative exposure, have insured derivatives primarily consisting of structured pools of credit default swaps that the Company intends to hold for the entire term of the contract. The insurance operations have also provided guarantees on the value of certain structured closed-end funds, which meet the definition of a derivative under SFAS 133. The Company reduces risks embedded in its insured portfolio by entering into derivative transactions or other types of hedging arrangements. These arrangements may include reinsurance agreements and capital markets transactions in which the Company hedges a portion of the credit and market risk associated with its insured credit derivative portfolio. Changes in fair values of derivative transactions are recorded through the income statement within net gains (losses) on derivative instruments and foreign exchange.

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

Cash flow hedges related to the IMS operations resulted in an aggregate net unrealized gain of $1.8 million (net of tax) in accumulated other comprehensive income at December 31, 2004. The aggregate net unrealized gain is composed of both

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

positive and negative future cash flows. The Company expects that approximately $0.7 million of unrealized losses (net of tax) will migrate from accumulated other comprehensive income into earnings during 2005 and the remaining amount over the term of the contracts.

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

The notional values of the derivative instruments, net of reinsurance contracts where applicable, by business operations for the years ended December 31, 2004 and 2003 are as follows:

	Restated
	Year ended December 31, 2004
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Credit default swaps	$80,093	$1,122	$—	$—	$81,215
Interest rate swaps	—	10,783	—	—	10,783
Principal protection guarantees	2,514	2,226	—	—	4,740
Cross currency swaps	—	3,476	—	154	3,630
Total return swaps	377	779	—	—	1,156
Credit linked notes	800	100	—	—	900
Interest rate caps/floors	—	450	6	—	456
All other	—	94	—	—	94

Total	$83,784	$19,030	$6	$154	$102,974

	Restated
	Year ended December 31, 2003
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Credit default swaps	$67,542	$1,258	$—	$—	$68,800
Interest rate swaps	1,465	6,022	—	—	7,487
Principal protection guarantees	3,039	2,931	—	—	5,970
Cross currency swaps	—	3,233	—	141	3,374
Total return swaps	364	736	—	—	1,100
Credit linked notes	846	50	—	—	896
Interest rate caps/floors	—	450	—	—	450
All other	—	94	—	—	94

Total	$73,256	$14,774	$—	$141	$88,171

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

The Company manages counterparty credit risk on an individual counterparty basis through master netting agreements covering derivative transactions in the IMS, municipal services and corporate operations. These agreements allow the Company to legally net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either MBIA or the counterparty is downgraded below a specified credit rating. If the Company were to settle all transactions covered under netting agreements as of December 31, 2004, the amount required to be paid to counterparties would have been reduced by $137.2 million as a result of its legal right to offset amounts due from such counterparties. The Company has chosen not to net receivables due from counterparties with payables due to counterparties in its balance sheet, but instead report these amounts on a gross basis as assets and liabilities.

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

FINANCIAL STATEMENT IMPACT As of December 31, 2004 and 2003, the Company held derivative assets of $288.6 million and $255.9 million, respectively, and derivative liabilities of $527.5 million and $435.3 million, respectively, which are shown separately on the consolidated balance sheet. The following tables display the amount of the derivative assets and liabilities by business operations for the years ended December 31, 2004 and 2003.

	Restated
	Year ended December 31, 2004
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Derivative assets	$39.8	$191.9	$—	$56.9	$288.6
Derivative liabilities	$25.3	$501.9	$0.3	$—	$527.5

	Restated
	Year ended December 31, 2003
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Derivative assets	$55.0	$162.3	$—	$38.6	$255.9
Derivative liabilities	$47.1	$388.2	$—	$—	$435.3

The income statement impact for all derivative transactions for 2004 was an after-tax increase in net income of $32.1 million. The impact for all derivative transactions for 2003 and 2002 was an after-tax increase in net income of $95.5 million and an after-tax reduction in net income of $38.9 million, respectively. The income statement impact of derivative activity is broken down into revenues, net realized gains (losses), net gains (losses) on derivative instruments and foreign exchange and expenses. Interest and fee income, including premiums received on insured derivatives, and interest and fee expense on derivatives are recorded within revenues and expenses. For derivatives that have been designated as qualifying hedges, income and expense are recorded as an adjustment to those of the hedged items. The change in the fair value of derivatives is recorded within net gains (losses) on derivative instruments and foreign exchange. The following tables display the impact described above on the 2004, 2003 and 2002 income statements by business operation of all derivative transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

	Restated
	Year ended December 31, 2004
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues*	$68.9	$(6.0)	$—	$—	$62.9
Net realized gains (losses)	—	(0.8)	—	—	(0.8)
Net gains (losses) on derivative instruments and foreign exchange	6.6	(9.7)	(0.3)	—	(3.4)

Total revenues	75.5	(16.5)	(0.3)	—	58.7
Expenses*	(8.0)	—	(0.2)	(1.2)	(9.4)

Income (loss) before income taxes	67.5	(16.5)	(0.5)	(1.2)	49.3
Tax (provision) benefit	(23.6)	5.8	0.2	0.4	(17.2)

Net income (loss)	$43.9	$(10.7)	$(0.3)	$(0.8)	$32.1

	Restated
	Year ended December 31, 2003
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues*	$51.0	$5.5	$—	$0.8	$57.3
Net realized gains (losses)	—	0.7	—	—	0.7
Net gains (losses) on derivative instruments and foreign exchange	104.0	(9.0)	—	—	95.0

Total revenues	155.0	(2.8)	—	0.8	153.0
Expenses*	(6.0)	—	—	—	(6.0)

Income (loss) before income taxes	149.0	(2.8)	—	0.8	147.0
Tax (provision) benefit	(52.2)	1.0	—	(0.3)	(51.5)

Net income (loss)	$96.8	$(1.8)	$—	$0.5	$95.5

	Restated
	Year ended December 31, 2002
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues*	$19.8	$(0.5)	$—	$9.7	$29.0
Net realized gains (losses)	(0.3)	(0.5)	—	—	(0.8)
Net gains (losses) on derivative instruments and foreign exchange	(76.6)	(6.6)	—	—	(83.2)

Total revenues	(57.1)	(7.6)	—	9.7	(55.0)
Expenses*	(2.3)	—	—	(2.6)	(4.9)

Income (loss) before income taxes	(59.4)	(7.6)	—	7.1	(59.9)
Tax (provision) benefit	20.8	2.7	—	(2.5)	21.0

Net income (loss)	$(38.6)	$(4.9)	$—	$4.6	$(38.9)

*	Includes premiums earned, advisory fees and losses incurred in the insurance operations and interest income and expenses in the investment management services and corporate operations.

At December 31, 2004, the Company reported an accumulated unrealized gain of $3.3 million in other comprehensive income related to the fair value of the cash flow hedges compared to a $3.8 million unrealized loss at December 31, 2003. The change resulted from a $5.7 million after-tax unrealized gain in the fair value of the cash flow hedges and the transfer of $1.4 million of after-tax income to earnings as a result of scheduled interest payments and receipts on the cash flow hedges. At December 31, 2004, the maximum term of derivative instruments that hedge forecasted transactions was approximately 14 years.

The fair value of the Company’s derivative instruments is estimated using various valuation models that conform to industry standards. The Company utilizes both vendor-developed and proprietary models, based on the complexity of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:

	Years ended December 31
	Restated	Restated	Restated
In thousands except per share amounts	2004	2003	2002
Income from continuing operations after income taxes	$840,470	$823,248	$584,552
Cumulative effect of accounting change	—	—	(7,731)
Income from discontinued operations, net of tax	2,576	2,104	8,029

Net income	$843,046	$825,352	$584,850

Basic weighted-average shares	141,861,225	143,449,007	146,634,204
Effect of stock options	2,938,288	1,531,389	909,070
Unallocated ESOP shares	—	—	30,805

Diluted weighted-average shares	144,799,513	144,980,396	147,574,079

Basic EPS:
Income from continuing operations	$5.92	$5.74	$3.99
Income from discontinued operations	0.02	0.01	0.05
Cumulative effect of accounting change	—	—	(0.05)

Net income*	$5.94	$5.75	$3.99

Diluted EPS:
Income from continuing operations	$5.80	$5.68	$3.96
Income from discontinued operations	0.02	0.01	0.05
Cumulative effect of accounting change	—	—	(0.05)

Net income*	$5.82	$5.69	$3.96

*	May not add due to rounding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

Consolidated net income of MBIA Corp. determined in accordance with statutory accounting practices for the years ended December 31, 2004, 2003 and 2002 was $768.5 million, $669.2 million and $617.9 million, respectively.

The following is a reconciliation of consolidated shareholders’ equity presented on a GAAP basis for the Company and its consolidated subsidiaries to statutory capital and surplus for MBIA Corp. and its subsidiaries:

	As of December 31
	Restated	Restated
In thousands	2004	2003
Company’s GAAP shareholders’ equity	$6,558,797	$6,150,292
Contributions to MBIA Corp., net	225,804	594,929
Premium revenue recognition	(670,765)	(498,486)
Deferral of acquisition costs	(406,035)	(373,032)
Investments, including unrealized gains	(894,834)	(831,764)
Contingency reserve	(2,705,147)	(2,368,224)
Unallocated loss and LAE reserves	290,460	324,946
Deferred income tax liabilities, net	619,273	467,000
Tax and loss bonds	394,717	355,882
Goodwill	(76,938)	(76,938)
Derivative assets and liabilities	(14,506)	(7,885)
Non-admitted assets	(51,038)	11,597
Other items	10,483	(33,304)

Statutory capital and surplus	$3,280,271	$3,715,013

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

NOTE 11: PREMIUMS EARNED FROM REFUNDED AND CALLED BONDS (Restated)

Premiums earned, after reinsurance, include $143.4 million, $130.4 million and $76.4 million for 2004, 2003 and 2002, respectively, related to refunded and called MBIA-insured bonds.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

In thousands Description of Securities	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate and other obligations	$1,848,884	$(9,612)	$—	$—	$1,848,884	$(9,612)

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

NOTE 13: INVESTMENT INCOME AND GAINS AND LOSSES (Restated)

The following table includes total investment income from all operations. Net realized gains from investment security sales are generated as a result of the ongoing management of the Company’s investment portfolios. Other investment net realized gains in 2004 were largely due to the sale of a common stock investment the Company purchased in 2002, which resulted in a $77 million gain, and $41 million resulting from the conclusion of transactions that were accounted for as deposits. Additionally, in 2004, 2003 and 2002, the Company recognized realized losses of $10.9 million, $3.9 million and $7.8 million, respectively, due to other-than-temporary impairments of taxable investments. In 2003, net realized gains were mainly the result of the Company selling securities to shorten the duration of its fixed-maturity portfolio.

	Years ended December 31
	Restated
In thousands	2004	2003	2002

Fixed-maturity	$842,213	$746,084	$784,606
Held-to-maturity	127,446	62,616	—
Short-term investments	20,467	17,485	12,253
Other investments	53,915	13,763	2,717

Gross investment income	1,044,041	839,948	799,576
Investment expenses	455,635	332,546	321,753

Net investment income	588,406	507,402	477,823

Net realized gains (losses):
Fixed-maturity
Gains	42,382	121,651	73,819
Losses	(56,392)	(43,656)	(48,710)

Net	(14,010)	77,995	25,109

Other investments
Gains	81,310	6,786	725
Losses	(4,386)	(4,113)	(10,410)

Net	76,924	2,673	(9,685)

Other gains	41,292	—	—

Total net realized gains	104,206	80,668	15,424

Total investment income	$692,612	$588,070	$493,247

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

Net unrealized gains, including related deferred income taxes, reported in accumulated other comprehensive income within shareholders’ equity consist of:

	As of December 31
In thousands	2004	2003
Fixed-maturity:
Gains	$933,658	$923,758
Losses	(39,481)	(44,625)

Net	894,177	879,133

Other investments:
Gains	47,491	136,337
Losses	(952)	(933)

Net	46,539	135,404

Total	940,716	1,014,537
Deferred income taxes	327,736	354,680

Unrealized gains, net	$612,980	$659,857

The change in net unrealized gains consists of:

	Years ended December 31
In thousands	2004	2003	2002
Fixed-maturity	$15,043	$(31,916)	$633,774
Other investments	(88,864)	131,500	3,970

Total	(73,821)	99,584	637,744
Deferred income tax	(26,944)	34,698	222,973

Unrealized gains, net	$(46,877)	$64,886	$414,771

NOTE 14: INCOME TAXES (Restated)

Income from operations before provision for income taxes consisted of:

	Years ended December 31
	Restated	Restated	Restated
In thousands	2004	2003	2002
United States	$1,114,125	$1,121,899	$764,015
Non-United States	58,468	41,500	24,591

Income from continuing operations	1,172,593	1,163,399	788,606

Income from discontinued operations	(672)	3,344	12,841
Gain on sale of discontinued operations	4,722	—	—
Cumulative effect of accounting change	—	—	—

Income before income taxes	$1,176,643	$1,166,743	$801,447

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

The Company files a consolidated tax return that includes all of its U.S. subsidiaries. The effect of income taxes on income and shareholders’ equity is comprised of:

	Years ended December 31
	Restated	Restated	Restated
In thousands	2004	2003	2002
Current taxes:
Federal	$217,457	$290,002	$197,192
State	(106)	1,215	527
Foreign	1,865	5,219	6,204
Deferred taxes:
Federal	96,274	39,995	(1,948)
Foreign	16,633	3,720	2,079

Provision for income taxes from continuing operations	332,123	340,151	204,054

Taxes on income/(loss) from discontinued operations	(70)	1,240	4,812
Taxes on gain from sale of discontinued operations	1,544	—	—
Taxes on cumulative effect of accounting change	—	—	—

Total income taxes charged to income	333,597	341,391	208,866

Income taxes charged (credited) to shareholders’ equity:
Unrealized (losses) gains on investment securities	(26,944)	34,698	222,973
Change in fair value of derivative instruments	4,055	7,127	(20,124)
Change in foreign currency translation	5,346	3,085	—
Exercise of stock options and vested restricted stock	(5,875)	(7,834)	(4,967)

Total income taxes charged (credited) to shareholders’ equity	(23,418)	37,076	197,882

Total effect of income taxes	$310,179	$378,467	$406,748

The provision for income taxes gives effect to permanent differences between financial and taxable income. Accordingly, the Company’s effective income tax rate differs from the statutory rate on ordinary income. The reasons for the Company’s lower effective tax rates are as follows:

	Years Ended December 31
	Restated	Restated	Restated
	2004	2003	2002
Income taxes computed on pre-tax financial income at statutory rates	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(5.8)	(5.5)	(9.0)
Other	(0.8)	(0.2)	0.1

Provision for income taxes	28.4%	29.3%	26.1%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2004 and 2003 are presented in the following table:

	As of December 31
	Restated	Restated
In thousands	2004	2003
Deferred tax assets:
Tax and loss bonds	$394,798	$368,798
Loss and loss adjustment expense reserves	97,742	137,416
Compensation and employee benefits	38,423	41,204
Other	27,866	12,860

Total gross deferred tax assets	558,829	560,278

Deferred tax liabilities:
Contingency reserve	502,899	476,899
Deferred premium revenue	175,668	123,320
Deferred acquisition costs	110,133	99,501
Unrealized gains	321,565	339,108
Investments	48,191	20,574

Total gross deferred tax liabilities	1,158,456	1,059,402

Net deferred tax liability	$599,627	$499,124

The Company believes that its deferred tax assets will be fully recognized in future periods and, therefore, has not established a valuation allowance with respect to such assets.

As it is the Company’s practice and intent to permanently reinvest the earnings of MBIA Assurance and MBIA UK, no U.S. deferred income taxes have been provided with respect to the undistributed earnings of these entities. The cumulative amounts of such untaxed earnings were $106.0 million, $67.2 million and $28.5 million at December 31, 2004, 2003 and 2002, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

Reportable segment results are presented net of material intersegment transactions. Transactions between the Company’s segments are executed at an arm’s length basis, as established by management. The following table summarizes the Company’s operations for the years ended December 31, 2004, 2003 and 2002:

	Restated
	Year ended December 31, 2004
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$1,365,624	$551,926	$27,593	$8,446	$1,953,589
Net realized gains (losses)	108,874	(4,120)	(81)	(467)	104,206
Net gains (losses) on derivative instruments and foreign exchange	6,627	(9,670)	(279)	—	(3,322)

Total revenues	1,481,125	538,136	27,233	7,979	2,054,473
Interest expense	—	413,615	—	74,651	488,266
Operating expenses	273,474	76,912	25,649	17,579	393,614

Total expenses	273,474	490,527	25,649	92,230	881,880

Net income (loss) before taxes	$1,207,651	$47,609	$1,584	$(84,251)	$1,172,593

Identifiable assets(b)	$12,446,431	$20,146,474	$29,150	$414,240	$33,036,295

	Restated
	Year ended December 31, 2003
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$1,270,409	$403,990	$26,814	$9,000	$1,710,213
Net realized gains (losses)	48,157	17,135	139	15,237	80,668
Net gains (losses) on derivative instruments and foreign exchange	104,030	(8,995)	—	—	95,035

Total revenues	1,422,596	412,130	26,953	24,237	1,885,916
Interest expense	—	302,224	—	68,368	370,592
Operating expenses	256,189	55,005	25,857	14,874	351,925

Total expenses	256,189	357,229	25,857	83,242	722,517

Net income (loss) before taxes	$1,166,407	$54,901	$1,096	$(59,005)	$1,163,399

Identifiable assets(b)	$13,127,763	$16,640,294	$26,445	$481,210	$30,275,712

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

	Restated
	Year ended December 31, 2002
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$1,102,176	$388,044	$24,810	$9,426	$1,524,456
Net realized gains (losses)	9,086	4,287	(682)	2,733	15,424
Net gains (losses) on derivative instruments and foreign exchange	(76,627)	(6,602)	—	—	(83,229)

Total revenues	1,034,635	385,729	24,128	12,159	1,456,651
Interest expense	—	313,517	—	58,453	371,970
Operating expenses	216,510	37,898	24,408	17,259	296,075

Total expenses	216,510	351,415	24,408	75,712	668,045

Net income (loss) before taxes	$818,125	$34,314	$(280)	$(63,553)	$788,606

Identifiable assets(b)	$10,080,248	$8,375,720	$41,292	$268,460	$18,765,720

(a)	Represents the sum of net premiums earned, net investment income, advisory fees, investment management fees and other fees.
(b)	At December 31, 2004, there were no assets associated with the Company’s discontinued operations. Identifiable assets relating to the Company’s discontinued operations were $25.0 million and $30.3 million at December 31, 2003 and 2002, respectively.

The following table summarizes the segments within the investment management services operations for the years ended December 31, 2004, 2003 and 2002:

	Restated
	Year ended December 31, 2004
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$405,466	$51,013	$110,080	$(14,633)	$551,926
Net realized gains (losses)	(3,750)	(370)	—	—	(4,120)
Net gains (losses) on derivative instruments and foreign exchange	(8,219)	(8)	(1,443)	—	(9,670)

Total revenues	393,497	50,635	108,637	(14,633)	538,136
Interest expense	329,790	—	83,825	—	413,615
Operating expenses	37,530	34,466	18,704	(13,788)	76,912

Total expenses	367,320	34,466	102,529	(13,788)	490,527

Net income (loss) before taxes	$26,177	$16,169	$6,108	$(845)	$47,609

Identifiable assets	$13,428,870	$53,822	$7,024,024	$(360,242)	$20,146,474

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

In thousands	Restated
	Year ended December 31, 2003
	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$354,386	$52,742	$21,134	$(24,272)	$403,990
Net realized gains (losses)	17,135	—	—	—	17,135
Net gains (losses) on derivative instruments and foreign exchange	(9,673)	—	678	—	(8,995)

Total revenues	361,848	52,742	21,812	(24,272)	412,130
Interest expense	294,068	—	15,776	(7,620)	302,224
Operating expenses	29,010	35,473	4,984	(14,462)	55,005

Total expenses	323,078	35,473	20,760	(22,082)	357,229

Net income (loss) before taxes	$38,770	$17,269	$1,052	$(2,190)	$54,901

Identifiable assets	$10,029,664	$29,170	$6,949,714	$(368,254)	$16,640,294

In thousands	Restated
	Year ended December 31, 2002
	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$350,385	$49,110	—	$(11,451)	$388,044
Net realized gains (losses)	4,287	—	—	—	4,287
Net gains (losses) on derivative instruments and foreign exchange	(6,602)	—	—	—	(6,602)

Total revenues	348,070	49,110	—	(11,451)	385,729
Interest expense	313,517	—	—		313,517
Operating expenses	18,491	30,858	—	(11,451)	37,898

Total expenses	332,008	30,858	—	(11,451)	351,415

Net income (loss) before taxes	$16,062	$18,252	$—	$—	$34,314

Identifiable assets	$8,353,184	$22,536	$—	$—	$8,375,720

(a)	Represents the sum of interest income, investment management services fees and other fees.

An increasingly significant portion of premiums reported within the insurance segment is generated outside the United States. The following table summarizes net premiums earned by geographic location of risk for years ended December 31, 2004, 2003 and 2002.

	Restated	Restated	Restated
In millions	2004	2003	2002
Total premiums earned:
United States	$637	$615	$513
Non-United States	213	158	105

Total	$850	$773	$618

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

Income/(loss) from discontinued operations, net of tax, for the years ended December 31, 2004, 2003 and 2002 were a loss of $0.6 million, income of $2.1 million and $8.0 million, respectively. The following table reports the amounts included in income/(loss) from discontinued operations before income taxes:

In thousands	For the years ended December 31
	2004	2003	2002
Revenues	$5,494	$18,665	$36,390
Expenses	6,166	15,321	23,549

Income/(loss) before income taxes	$(672)	$3,344	$12,841

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

NOTE 19: SHORT-TERM DEBT, LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

The Company’s short-term debt consists of floating rate certificates issued as part of Tender Option Bond (TOB) trades. A TOB trade is a repackaging of municipal bonds, effectively providing MBIA with leveraged securitized financing of long-term bonds at short-term tax-exempt rates. At December 31, 2004 and 2003, floating rate certificates related to the TOB trades included in short-term debt totaled $58.7 million and $57.3 million, respectively. The aggregate weighted-average interest rate as of December 31, 2004 and 2003 was 1.43% and 2.46%, respectively. Assets supporting these certificates are included in the Company’s available-for-sale, fixed-maturity, investment portfolio.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

NOTE 21: NET INSURANCE IN FORCE (Restated)

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

As of December 31, 2004, insurance in force, net of cessions to reinsurers and other reimbursement agreements, had an expected maturity range of 1—45 years. Other reimbursement agreements that have been netted from the Company’s insurance in force as reported below relate to contracts under which the Company is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under GAAP. These agreements resulted in deductions of $14.1 billion and $51.4 billion for 2004 and 2003, respectively. The distribution of net insurance in force by geographic location, excluding $12.7 billion and $9.7 billion relating to transactions guaranteed by MBIA Corp. on behalf of various investment management services’ affiliated companies in 2004 and 2003, respectively, is set forth in the following table:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

The insurance operations have entered into certain guarantees of derivative contracts, included in the preceding tables, which do not qualify for the financial guarantee scope exception under SFAS 133. MBIA Corp. generally guarantees the timely payment of principal and interest related to these derivatives upon the occurrence of a credit event with respect to a referenced obligation. The maximum amount of future payments that MBIA Corp. may be required to make under these guarantees, should a full credit event occur, is $81.4 billion. This amount is net of cessions to reinsurance companies of $17.0 billion. MBIA Corp.’s guarantees of derivative contracts have a legal maximum maturity range of 1-74 years. A small number of guaranteed credit derivative contracts have long maturities to satisfy regulatory requirements imposed on MBIA’s counterparties. However, the expected maturities of such contracts are much shorter due to amortizations and prepayments in the underlying collateral pools. In accordance with SFAS 133, the fair values of these guarantees at December 31, 2004 are recorded on the balance sheet as assets and liabilities, representing gross gains and losses, of $39.8 million and $25.3 million, respectively. These derivative contracts are discussed further in Note 7.

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

NOTE 22: REINSURANCE (Restated)

MBIA Corp. reinsures exposure to other insurance companies under various treaty and facultative reinsurance contracts, both on a pro-rata and non-proportional basis. Additionally, the Company has entered into other reimbursement agreements under which it is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under GAAP. In the event that any or all of the reinsurers are unable to meet their obligations, MBIA Corp. would be liable for such defaulted amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

Amounts deducted from gross insurance in force for reinsurance ceded by MBIA Corp. and its subsidiaries were $126.9 billion and $170.0 billion, of which $14.1 billion and $51.4 billion related to other reimbursement agreements, at December 31, 2004 and 2003, respectively. The distribution of ceded insurance in force, including other reimbursement agreements, by geographic location is set forth in the following table:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

The distribution of ceded insurance in force, including other reimbursement agreements, by type of bond is set forth in the following table:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Reinsurers’ Standard & Poor’s Rating Range	Percentage of Total Par Ceded	Restated
		Reinsurance Recoverable (in thousands)
AAA	85.65%	$11,738
AA	13.51%	7,749
A	0.73%	14,790
Not Currently Rated	0.10%	338
Non-Investment Grade	0.01%	(5)

Total	100%	$34,610

The top two reinsurers within the AAA rating category represented approximately 62% of total par ceded by MBIA; the top two reinsurers within the AA rating category represented approximately 8% of total par ceded by MBIA; and the top two reinsurers within the A rating category represented approximately 1% of total par ceded by MBIA. For the years ended December 31, 2004, 2003 and 2002, recoveries received under reinsurance contracts totaled $17.7 million, $6.4 million and $0.2 million, respectively.

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

The components of net premiums written and earned, including reinsurance assumed from and ceded to other companies, are set forth in the following table:

	Years ended December 31
	Restated 2004		Restated 2003		Restated 2002
In thousands	Written	Earned	Written	Earned	Written	Earned
Direct	$1,100,234	$971,427	$1,249,832	$933,448	$932,204	$750,404
Assumed	16,681	24,780	18,976	32,193	19,727	27,437

Gross	1,116,915	996,207	1,268,808	965,641	951,931	777,841
Ceded	(128,363)	(146,537)	(193,889)	(192,647)	(149,976)	(159,361)

Net	$988,552	$849,670	$1,074,919	$772,994	$801,955	$618,480

Ceding commissions received from reinsurers, before deferrals and net of return ceding commissions, were $26.0 million, $70.9 million and $60.0 million in 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

NOTE 23: LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES (Restated)

Loss and LAE reserves are established in an amount equal to the Company’s estimate of unallocated losses, identified or case basis reserves and costs of settlement and other loss mitigation expenses on obligations it has insured. See Note 3 for additional information regarding the Company’s loss reserving policy.

A summary of the unallocated and case basis activity and the components of the liability for loss and LAE reserves are shown in the following table:

In thousands	Restated 2004	Restated 2003	Restated 2002
Case basis loss and LAE reserves:
Balance at January 1	$387,253	$330,960	$303,355
Less: reinsurance recoverable	61,402	43,815	35,204

Net balance at January 1	325,851	287,145	268,151

Case basis transfers from unallocated loss reserve related to:
Current year	67,976	13,634	9,971
Prior years	58,849	46,175	39,714

Total	126,825	59,809	49,685

Paid related to:
Current year	2,836	8,859	1,443
Prior years	49,526	12,244	29,248

Total paid	52,362	21,103	30,691

Net balance at December 31	400,314	325,851	287,145
Plus: reinsurance recoverable	34,610	61,402	43,815

Case basis loss and LAE reserve balance at December 31	434,924	387,253	330,960

Unallocated loss reserve:
Balance at January 1	324,578	307,273	291,909
Losses and LAE incurred(1)	84,753	77,114	65,049
Channel Re elimination(2)	(624)	—	—
Reserves related to ASIA Ltd.(3)	32,063	—	—
Transfers to case basis and LAE reserves	(126,825)	(59,809)	(49,685)

Unallocated loss reserve balance at December 31	313,945	324,578	307,273

Total	$748,869	$711,831	$638,233

(1)	Represents the Company’s provision for losses calculated as 12% of scheduled net earned premium.
(2)	Represents the amount of losses and LAE incurred that have been eliminated in proportion to MBIA’s ownership interest in Channel Re, which is carried on an equity method accounting basis.
(3)	Represents reserves associated with the assumption of portfolios from ASIA Ltd.

Total case basis activity was $127 million, $60 million and $50 million in 2004, 2003 and 2002, respectively. Case basis activity during 2004 primarily consisted of loss reserves for insured obligations issued by Fort Worth Osteopathic Hospital, MBIA’s guaranteed tax lien portfolios, AHERF, an older vintage collateralized debt obligation (CDO) and a manufactured housing exposure. During 2003, case basis activity included reserves for MBIA’s guaranteed tax lien portfolios and losses associated with the guarantee of an older vintage CDO and a Trenwick America Corp. debt obligation. During 2002, case basis activity included reserves for MBIA’s guaranteed tax lien portfolios, AHERF and a structured finance transaction.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

	Restated		Restated
	As of December 31, 2004		As of December 31, 2003
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS:
Fixed-maturity securities	$20,410,775	$20,410,775	$17,089,704	$17,089,704
Investments held-to-maturity	7,540,218	7,535,787	8,890,866	8,955,173
Short-term investments	2,405,192	2,405,192	1,913,476	1,913,476
Other investments	261,865	261,865	357,346	357,346
Cash and cash equivalents	366,236	366,236	227,544	227,544
Accrued investment income	312,208	312,208	269,909	269,909
Prepaid reinsurance premiums	434,968	409,364	390,771	362,139
Reinsurance recoverable on unpaid losses	34,610	34,610	61,402	61,402
Receivable for investments sold	67,205	67,205	20,376	20,376
Derivative assets	288,564	288,564	255,937	255,937

LIABILITIES:
Deferred premium revenue	$3,211,181	$3,141,783	$3,079,851	$2,863,174
Loss and loss adjustment expense reserves	748,869	748,869	711,831	711,831
Investment agreements	8,678,768	9,162,017	6,959,153	7,136,607
Commercial paper	2,598,655	2,598,655	2,639,878	2,639,878
Medium-term notes	6,943,840	6,930,925	7,091,638	7,056,612
Variable interest entity floating rate notes	600,505	600,505	600,299	600,299
Securities sold under agreements to repurchase	647,104	645,683	505,883	507,835
Short-term debt	58,745	58,745	57,337	57,337
Long-term debt	1,332,540	1,345,860	1,021,795	1,113,666
Payable for investments purchased	94,609	94,609	47,059	47,059
Derivative liabilities	527,455	527,455	435,254	435,254

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

NOTE 28: QUARTERLY FINANCIAL INFORMATION (Restated and Unaudited)

A summary of selected quarterly income statement information follows:

	Previously Reported 2004
In thousands except per share amounts	First	Second	Third	Fourth	Full Year
Gross premiums written	$204,693	$372,909	$255,609	$283,704	$1,116,915
Net premiums written	173,961	327,850	207,927	260,297	970,035
Premiums earned	201,870	210,782	204,321	205,494	822,467
Investment income and realized gains and losses	168,212	132,729	119,601	135,233	555,775
All other revenues	122,621	161,145	154,810	184,084	622,660
Income from continuing operations	208,588	215,715	187,496	200,929	812,728
Income from discontinued operations, net of tax	29	2,668	0	(121)	2,576

Net income	$208,617	$218,383	$187,496	$200,808	$815,304
Basic EPS:*
Income from continuing operations	$1.45	$1.50	$1.33	$1.45	$5.73
Income from discontinued operations	0.00	0.02	0.00	0.00	0.02

Net income	$1.45	$1.52	$1.33	$1.44	$5.75

Diluted EPS:*
Income from continuing operations	$1.42	$1.47	$1.30	$1.42	$5.61
Income from discontinued operations	0.00	0.02	0.00	0.00	0.02

Net income	$1.42	$1.49	$1.30	$1.41	$5.63

	Restated 2004
In thousands except per share amounts	First	Second	Third	Fourth	Full Year
Gross premiums written	$204,693	$372,909	$255,609	$283,704	$1,116,915
Net premiums written	180,000	332,551	213,320	262,681	988,552
Premiums earned	209,094	219,154	210,994	210,428	849,670
Investment income and realized gains and losses	168,212	132,729	119,601	166,525	587,067
All other revenues	123,955	159,748	144,297	189,736	617,736
Income from continuing operations	212,160	218,230	183,211	226,869	840,470
Income from discontinued operations, net of tax	29	2,668	0	(121)	2,576
Net income	$212,189	$220,898	$183,211	$226,748	$843,046

Basic EPS:*
Income from continuing operations	$1.48	$1.52	$1.30	$1.63	$5.92
Income from discontinued operations	0.00	0.02	0.00	0.00	0.02

Net income	$1.48	$1.54	$1.30	$1.63	$5.94

Diluted EPS:*
Income from continuing operations	$1.45	$1.49	$1.27	$1.60	$5.80
Income from discontinued operations	0.00	0.02	0.00	0.00	0.02

Net income	$1.45	$1.51	$1.27	$1.60	$5.82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

	Previously Reported 2003
In thousands except per share amounts	First	Second	Third	Fourth	Full Year
Gross premiums written	$288,147	$327,094	$346,052	$307,515	$1,268,808
Net premiums written	228,260	275,755	280,189	265,796	1,050,000
Premiums earned	162,603	187,385	196,248	193,635	739,871
Investment income and realized gains and losses	138,951	130,758	126,486	131,169	527,364
All other revenues	173,303	159,082	118,760	139,043	590,188
Income from continuing operations	223,497	217,683	189,997	182,635	813,812
Income from discontinued operations, net of tax	114	718	1,102	170	2,104
Net income	$223,611	$218,401	$191,099	$182,805	$815,916

Basic EPS:*
Income from continuing operations	$1.55	$1.52	$1.33	$1.27	$5.67
Income from discontinued operations	0.00	0.00	0.01	0.00	0.01

Net income	$1.55	$1.53	$1.33	$1.28	$5.69

Diluted EPS:*
Income from continuing operations	$1.54	$1.51	$1.31	$1.25	$5.61
Income from discontinued operations	0.00	0.00	0.01	0.00	0.01

Net income	$1.54	$1.51	$1.32	$1.26	$5.63

	Restated 2003
In thousands except per share amounts	First	Second	Third	Fourth	Full Year
Gross premiums written	$288,147	$327,094	$346,052	$307,515	$1,268,808
Net premiums written	234,960	282,972	286,788	270,199	1,074,919
Premiums earned	170,942	196,385	204,883	200,784	772,994
Investment income and realized gains and losses	138,951	130,758	126,486	131,169	527,364
All other revenues	176,279	160,624	115,077	133,578	585,558
Income from continuing operations	228,438	222,193	190,949	181,668	823,248
Income from discontinued operations, net of tax	114	718	1,102	170	2,104
Net income	$228,552	$222,911	$192,051	$181,838	$825,352

Basic EPS:*
Income from continuing operations	$1.59	$1.55	$1.33	$1.27	$5.74
Income from discontinued operations	0.00	0.01	0.01	0.00	0.01

Net income	$1.59	$1.56	$1.34	$1.27	$5.75

Diluted EPS:*
Income from continuing operations	$1.57	$1.54	$1.32	$1.25	$5.68
Income from discontinued operations	0.00	0.00	0.01	0.00	0.01

Net income	$1.57	$1.54	$1.32	$1.25	$5.69

*	Due to rounding, quarterly per share amounts may not add to the totals for the years.

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

As disclosed in Note 2 to the consolidated financial statements, MBIA Inc. (the Company) is restating its previously issued consolidated financial statements for 1998 and subsequent years to correct and restate its accounting for the excess-of-loss and quota share agreements (the Reinsurance Transactions) entered into with AXA Re Finance S.A. (ARF) and Muenchener Rueckversicherungs-Gesellshaft (Munich Re) and certain derivatives not qualifying for shortcut method hedge accounting (the Derivative Transactions). In arriving at management’s conclusion that internal control over financial reporting and disclosure controls and procedures were effective as of December 31, 2004, the Company completed an analysis under Staff Accounting Bulletin (SAB) 99 for purposes of determining whether the restatements referred to above were material to prior period financial statements. Upon consideration of the quantitative and qualitative factors in SAB 99, management concluded that (i) prior period financial statements taken as a whole were not materially misstated; (ii) the cumulative impact of the restatement adjustments on shareholders’ equity was not material to the financial statements of any interim or annual periods; (iii) management decided to restate the Company’s previously issued financial statements for the Reinsurance Transactions, as described herein, in connection with potential settlements of investigations by the Securities and Exchange Commission and the New York Attorney General’s office, taking into account developments in the regulatory investigations and further related accounting analyses; and (iv) as it relates to the Derivative Transactions, the Company concluded that the control deficiency that gave rise to the error was not a material weakness. Furthermore, the Reinsurance Transactions that gave rise to the related restatement were done in 1998 and, because the Company now has effective controls over these transactions, management has concluded that it has effective controls over the accounting for such transactions as of December 31, 2004.

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

As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2004 was effective.

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

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2004 and 2003 (Restated).

Consolidated statements of income for the years ended December 31, 2004, 2003 and 2002 (Restated).

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2004, 2003 and 2002 (Restated).

Consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 (Restated).

Notes to consolidated financial statements (Restated).

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this report.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2004.
II.	Condensed financial information of Registrant for December 31, 2004, 2003 and 2002 (Restated).
IV.	Reinsurance for the years ended December 31, 2004, 2003 and 2002 (Restated).

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

21.	List of Subsidiaries.

+23.	Consent of PricewaterhouseCoopers LLP.

+31.1	Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 302.

+31.2	Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 302.

*32.1	Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 906.

*32.2	Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 906.

+99.1	Additional Exhibits—MBIA Corp. GAAP Financial Statements.

+	Filed Herewith
*	Furnished Herewith

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
Dated: November 14, 2005
	By	/s/ Gary C. Dunton
	Name:	Gary C. Dunton
	Title:	Chief Executive Officer

Pursuant to the requirements of Instruction D to Form 10-K under the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph W. Brown	Chairman and Director	November 14, 2005
Joseph W. Brown

/s/ Douglas C. Hamilton	Assistant Vice President and Controller	November 14, 2005
Douglas C. Hamilton

/s/ C. Edward Chaplin	Director	November 14, 2005
C. Edward Chaplin

/s/ David C. Clapp	Director	November 14, 2005
David C. Clapp

/s/ Gary C. Dunton	Director	November 14, 2005
Gary C. Dunton

/s/ Claire L. Gaudiani	Director	November 14, 2005
Claire L. Gaudiani

/s/ Daniel P. Kearney	Director	November 14, 2005
Daniel P. Kearney

/s/ Laurence H. Meyer	Director	November 14, 2005
Laurence H. Meyer

/s/ Debra J. Perry	Director	November 14, 2005
Debra J. Perry

/s/ John A. Rolls	Director	November 14, 2005
John A. Rolls

/s/ Jeffrey W. Yabuki	Director	November 14, 2005
Jeffrey W. Yabuki

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

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2004	December 31, 2003
	(Restated)	( Restated)
ASSETS
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $10,137,505 and $6,968,386)	$10,468,119	$7,250,218
Investment agreement portfolio pledged as collateral, at fair value (amortized cost $713,704 and $576,747)	730,870	590,824
Short-term investments, at amortized cost (which approximates fair value)	1,305,976	931,380
Other investments	36,437	13,492

Total investments	12,541,402	8,785,914

Cash and cash equivalents	102,244	47,122
Investment in wholly owned subsidiaries	6,686,661	6,582,641
Intercompany loan receivable	672,411	652,926
Accrued investment income	138,137	102,946
Receivable for investments sold	64,529	17,932
Derivative assets	231,564	160,264
Other assets	142,421	94,733

Total assets	$20,579,369	$16,444,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Investment agreements	$8,343,655	$6,518,362
Securities sold under agreements to repurchase	649,281	501,397
Long-term debt	1,326,990	1,016,245
Intercompany loan payable	3,147,056	1,883,456
Deferred income taxes, net	106,584	79,447
Payable for investments purchased	78,895	45,952
Dividends payable	33,489	28,824
Derivative liabilities	156,715	105,841
Other liabilities	177,907	114,662

Total liabilities	14,020,572	10,294,186

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares - 10,000,000; issued and outstanding shares - none	—	—
Common stock, par value $1 per share; authorized shares - 400,000,000; issued shares - 155,607,737 and 153,551,061	155,608	153,551
Additional paid-in capital	1,410,799	1,295,638
Retained earnings	5,187,484	4,481,174
Accumulated other comprehensive income, net of deferred income tax of $321,565 and $339,108	618,606	636,212
Unearned compensation - restricted stock	(34,686)	(12,299)
Treasury stock, at cost - 16,216,405 shares in 2004 and 9,675,887 shares in 2003	(779,014)	(403,984)

Total shareholders’ equity	6,558,797	6,150,292

Total liabilities and shareholders’ equity	$20,579,369	$16,444,478

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME

(In thousands)

	Years Ended December 31
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Revenues:
Operating income	$70,443	$56,747	$36,370
Net investment income	24,379	18,696	8,048
Net realized gains (losses)	(2,282)	26,905	6,607
Net gains (losses) on derivative instruments	(9,521)	(12,098)	1,402

Total revenues	83,019	90,250	52,427

Expenses:
Interest expense	74,699	68,691	58,719
Operating expenses	24,266	22,711	17,685

Total expenses	98,965	91,402	76,404

Gain (loss) before income taxes and equity in earnings of subsidiaries	(15,946)	(1,152)	(23,977)

Income tax provision (benefit)	(2,382)	(1,117)	(21,713)

Gain (loss) before equity in earnings of subsidiaries	(13,564)	(35)	(2,264)

Equity in earnings of subsidiaries	856,610	825,387	587,114

Net income	$843,046	$825,352	$584,850

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$843,046	$825,352	$584,850
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(109,310)	(585,387)	(347,364)
Increase in accrued investment income	(35,191)	(22,070)	(16,611)
Net realized losses (gains) on sale of investments	2,282	(26,905)	(6,607)
Deferred income tax provision (benefit)	9,498	(2,354)	(793)
Net (gains) losses on derivative instruments	9,521	12,098	(1,402)
Stock option compensation	19,536	26,428	23,853
Other, net	30,190	(42,163)	34,649

Total adjustments to net income	(73,474)	(640,353)	(314,275)

Net cash provided by operating activities	769,572	184,999	270,575

Cash flows from investing activities:
Purchase of fixed-maturity securities, net of payable for investments purchased	(6,722,076)	(8,488,551)	(9,553,366)
Sale of fixed-maturity securities, net of receivable for investments sold	6,292,488	8,521,606	9,534,367
(Purchase) sale of short-term investments	(374,596)	(18,104)	5,281
Purchase of other investments	(30,933)	—	—
Purchases for investment agreement portfolio, net of payable for investments purchased	(5,008,533)	(4,063,149)	(5,172,450)
Sales from investment agreement portfolio, net of receivable for investments sold	2,090,739	3,105,967	3,928,847
Contributions to subsidiaries	(20,500)	(27,356)	(33,294)
Advances to subsidiaries, net	(25,391)	(31,729)	(100,667)

Net cash used by investing activities	(3,798,802)	(1,001,316)	(1,391,282)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	348,548	—	291,300
Net repayment from retirement of long-term debt	(50,000)	—	(100,000)
Dividends paid	(132,072)	(110,999)	(97,154)
Purchase of treasury stock	(375,030)	(82,404)	(208,945)
Other borrowings	—	30,000	—
Proceeds from affiliate loan	1,251,109	350,661	872,875
Proceeds from issuance of investment agreements and medium-term notes	5,160,019	4,125,755	3,437,435
Payments for drawdowns of investment agreements and medium-term notes	(3,327,142)	(3,443,938)	(3,090,285)
Securities sold under agreements to repurchase, net	147,883	(39,843)	(16,578)
Capital issuance costs	(2,353)	(4,056)	(2,774)
Exercise of stock options	63,390	25,806	16,322

Net cash provided by financing activities	3,084,352	850,982	1,102,196

Net increase (decrease) in cash and cash equivalents	55,122	34,665	(18,511)
Cash and cash equivalents - beginning of year	47,122	12,457	30,968

Cash and cash equivalents - end of year	$102,244	$47,122	$12,457

Supplemental cash flow disclosures:
Income taxes paid (refunded)	$5,803	$(1,110)	$157
Interest paid on long-term debt	$70,851	$69,876	$63,318

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Condensed Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s consolidated financial statements and the notes thereto. The financial statements for the years ended December 31, 2004, 2003 and 2002 have been restated as described in Note 2 to MBIA Inc.’s Consolidated Financial Statements.

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

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Insurance Premiums Written	Direct Amount	Ceded to Other Value	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2004 (Restated)	$1,100,234	$128,363	$16,681	$988,552	1.7%

2003 (Restated)	$1,249,832	$193,889	$18,976	$1,074,919	1.8%

2002 (Restated)	$932,204	$149,976	$19,727	$801,955	2.5%

Securities and Exchange Commission

Washington, D.C. 20549

Exhibits

to

Form 10-K/A

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission File No. 1-9583

MBIA Inc.

Exhibit Index

23.	Consent of PricewaterhouseCoopers LLP.

31.1	Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 302.

31.2	Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 302.

*32.1	Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 906.

*32.2	Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 906.

99.1	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements.

*	Furnished herewith.