Form 10-Q
period 2005-09-30
MBIA INC
filed 2005-11-14
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐   No ☒

As of October 31, 2005, there were outstanding 134,061,568 shares of Common Stock, par value $1 per share, of the registrant.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except per share amounts)

	September 30, 2005	December 31, 2004
		Restated
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $22,715,894 and $18,802,894)	$23,388,776	$19,679,905
Investments held-to-maturity, at amortized cost (fair value $6,343,585 and $7,535,787)	6,374,234	7,540,218
Investment agreement portfolio pledged as collateral, at fair value (amortized cost $391,173 and $713,704)	409,481	730,870
Short-term investments, at amortized cost (which approximates fair value)	1,987,668	2,405,192
Other investments	243,845	261,865

Total investments	32,404,004	30,618,050

Cash and cash equivalents	311,486	366,236
Accrued investment income	378,895	312,208
Deferred acquisition costs	431,010	406,035
Prepaid reinsurance premiums	417,293	434,968
Reinsurance recoverable on unpaid losses	45,677	34,610
Goodwill	79,406	79,406
Property and equipment, at cost (less accumulated depreciation of $118,204 and $108,848)	109,050	114,692
Receivable for investments sold	191,315	67,205
Derivative assets	292,255	288,564
Other assets	269,669	314,321

Total assets	$34,930,060	$33,036,295

Liabilities and Shareholders’ Equity
Liabilities:
Deferred premium revenue	$3,208,059	$3,211,181
Loss and loss adjustment expense reserves	711,423	748,869
Investment agreements	10,061,756	8,678,768
Commercial paper	1,745,767	2,598,655
Medium-term notes	7,905,890	6,943,840
Variable interest entity floating rate notes	801,115	600,505
Securities sold under agreements to repurchase	603,652	647,104
Short-term debt	58,745	58,745
Long-term debt	1,313,375	1,332,540
Deferred income taxes, net	557,166	599,627
Deferred fee revenue	20,917	26,780
Payable for investments purchased	499,902	94,609
Derivative liabilities	421,918	527,455
Other liabilities	525,598	408,820

Total liabilities	28,435,283	26,477,498

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares — 156,539,205 and 155,607,737	156,539	155,608
Additional paid-in capital	1,473,190	1,410,799
Retained earnings	5,601,993	5,187,484
Accumulated other comprehensive income, net of deferred income tax of $264,632 and $321,565	454,178	618,606
Unearned compensation — restricted stock	(48,699)	(34,686)
Treasury stock, at cost — 22,478,210, and 16,216,405 shares	(1,142,424)	(779,014)

Total shareholders’ equity	6,494,777	6,558,797

Total liabilities and shareholders’ equity	$34,930,060	$33,036,295

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands except per share amounts)

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
		Restated		Restated
Insurance
Revenues:
Gross premiums written	$220,970	$255,609	$752,554	$833,211
Ceded premiums	(34,608)	(42,289)	(98,356)	(107,340)

Net premiums written	186,362	213,320	654,198	725,871

Scheduled premiums earned	173,302	177,808	527,964	525,756
Refunding premiums earned	30,770	33,186	100,338	113,486

Premiums earned (net of ceded premiums of $35,270, $32,292, $114,175 and $110,048)	204,072	210,994	628,302	639,242
Net investment income	122,435	117,363	362,583	354,060
Advisory fees	9,529	6,156	20,168	29,211
Net realized gains (losses)	(7,526)	(416)	(6,319)	62,812
Net gains (losses) on derivative instruments and foreign exchange	2,485	1,897	415	3,167

Total insurance revenues	330,995	335,994	1,005,149	1,088,492

Expenses:
Losses and loss adjustment	20,796	21,336	63,355	63,090
Amortization of deferred acquisition costs	16,121	16,200	49,636	49,495
Operating	39,893	28,080	103,416	88,034

Total insurance expenses	76,810	65,616	216,407	200,619

Insurance income	254,185	270,378	788,742	887,873

Investment management services
Revenues	225,671	142,323	618,449	390,039
Net realized gains (losses)	1,284	378	3,000	(2,565)
Net gains (losses) on derivative instruments and foreign exchange	41,607	(14,324)	41,633	(14,373)

Total investment management services revenues	268,562	128,377	663,082	373,101
Interest expense	184,397	106,431	500,979	289,904
Expenses	18,341	19,620	51,808	56,964

Total investment management services expenses	202,738	126,051	552,787	346,868

Investment management services income	65,824	2,326	110,295	26,233

Municipal services
Revenues	5,611	8,245	16,545	19,956
Net realized gains (losses)	(51)	(48)	(136)	(90)
Net gains (losses) on derivative instruments and foreign exchange	64	—	200	—

Total municipal services revenues	5,624	8,197	16,609	19,866
Expenses	5,321	7,633	15,834	19,013

Municipal services income	303	564	775	853

Corporate
Net investment income	3,411	1,934	17,114	6,511
Net realized gains (losses)	226	390	(1,301)	(186)
Interest expense	22,080	17,798	66,141	53,343
Corporate expenses	81,391	4,174	92,470	14,134

Corporate loss	(99,834)	(19,648)	(142,798)	(61,152)

Income from continuing operations before income taxes	220,478	253,620	757,014	853,807

Provision for income taxes	77,601	70,409	227,656	240,206

Income from continuing operations	142,877	183,211	529,358	613,601

Income (loss) from discontinued operations, net of tax	(1,093)	—	(1,093)	(481)
Gain on sale of discontinued operations, net of tax	—	—	—	3,178

Income (loss) from discontinued operations	(1,093)	—	(1,093)	2,697

Net income	$141,784	$183,211	$528,265	$616,298

Income from continuing operations per common share:
Basic	$1.08	$1.30	$3.93	$4.30
Diluted	$1.05	$1.27	$3.84	$4.21

Net income per common share:
Basic	$1.07	$1.30	$3.93	$4.32
Diluted	$1.04	$1.27	$3.84	$4.23

Weighted-average number of common shares outstanding:
Basic	132,622,848	141,408,855	134,589,606	142,819,366
Diluted	135,822,330	144,125,409	137,722,142	145,781,763

Gross revenues from continuing operations	608,818	474,892	1,700,653	1,487,784
Gross expenses from continuing operations	388,340	221,272	943,639	633,977

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the nine months ended September 30, 2005

(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Income	Unearned Compensation- Restricted Stock	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount						Shares	Amount
Balance, January 1, 2005 (Restated)	155,608	$155,608	$1,410,799	$5,187,484	(1)	$618,606 (2)	$(34,686)	(16,216)	$(779,014)	$6,558,797

Comprehensive income:
Net income	—	—	—	528,265		—	—	—	—	528,265
Other comprehensive income (loss):
Change in unrealized appreciation of investments net of change in deferred income taxes of $(73,735)	—	—	—	—		(157,980)	—	—	—	(157,980)
Change in fair value of derivative instruments net of change in deferred income taxes of $14,559	—	—	—	—		27,039	—	—	—	27,039
Change in foreign currency translation net of change in deferred income taxes of $2,243	—	—	—	—		(33,487)	—	—	—	(33,487)

Other comprehensive income (loss)										(164,428)

Comprehensive income										363,837

Treasury shares acquired, net	—	—	—	—		—	—	(6,262)	(363,410)	(363,410)

Stock-based compensation	931	931	62,391	—		—	(14,013)	—	—	49,309

Dividends (declared per common share $0.840, paid per common share $0.800)	—	—	—	(113,756)		—	—	—	—	(113,756)

Balance, September 30, 2005	156,539	$156,539	$1,473,190	$5,601,993		$454,178	$(48,699)	(22,478)	$(1,142,424)	$6,494,777

(1)	Restated; previously reported $5,215,191.

(2)	Restated; previously reported $611,173.

2005
Disclosure of reclassification amount:
Unrealized appreciation of investments arising during the period, net of taxes	$(138,497)
Reclassification adjustment, net of taxes	(19,483)

Net unrealized appreciation, net of taxes	$(157,980)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended September 30
	2005	2004
		Restated
Cash flows from operating activities of continuing operations:
Net income	$528,265	$616,298
Loss from discontinued operations, net of tax	1,093	481
Gain on sale of discontinued operations, net of tax	—	(3,178)

Income from continuing operations	529,358	613,601
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Increase in accrued investment income	(66,687)	(25,353)
Increase in deferred acquisition costs	(24,975)	(28,223)
Decrease (increase) in prepaid reinsurance premiums	17,675	(28,416)
(Decrease) increase in deferred premium revenue	(3,122)	83,922
(Decrease) increase in loss and loss adjustment expense reserves	(37,446)	32,499
(Increase) decrease in reinsurance recoverable on unpaid losses	(11,067)	27,504
Depreciation	9,356	10,204
Amortization of discount on bonds, net	43,875	52,511
Amortization of premium on medium-term notes and commercial paper	(15,092)	(14,028)
Net realized (gains) losses on sale of investments	4,756	(59,971)
Current income tax benefit	—	(9,627)
Deferred income tax provision	16,424	35,844
Net (gains) losses on derivative instruments and foreign exchange	(42,248)	11,206
Stock option compensation	15,048	16,156
Accrued interest payable	80,495	38,014
Penalties and disgorgement	75,000	—
Other, net	29,983	(47,329)

Total adjustments to income from continuing operations	91,975	94,913

Net cash provided by operating activities of continuing operations	621,333	708,514

Cash flows from investing activities of continuing operations:
Purchases of fixed-maturity securities, net of payable for investments purchased	(7,698,659)	(6,377,166)
Sale of fixed-maturity securities, net of receivable for investments sold	7,196,062	5,183,061
Redemption of fixed-maturity securities, net of receivable for investments redeemed	404,234	631,247
Purchases for investment agreement and medium-term note portfolios, net of payable for investments purchased	(4,374,560)	(11,469,730)
Sales for investment agreement and medium-term note portfolios, net of receivable for investments sold	1,599,064	9,213,312
Purchases of held-to-maturity investments	(283,863)	(30,323)
Proceeds from principal paydown of held-to-maturity investments	1,414,836	2,348,660
(Purchase) sale of short-term investments	(147,365)	173,658
Sale of other investments	20,288	75,798
Capital expenditures	(5,646)	(5,801)
Disposals of capital assets	1,402	2,255

Net cash used by investing activities of continuing operations	(1,874,207)	(255,029)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of investment agreements	5,307,982	4,825,943
Payments for drawdowns of investment agreements	(3,908,350)	(3,415,023)
Decrease in commercial paper, net	(851,921)	(226,138)
Issuance of medium-term notes	2,018,408	1,173,745
Issuance of variable interest entity floating rate notes	200,000	—
Principal paydown of medium-term notes	(1,061,466)	(2,341,657)
Securities sold under agreements to repurchase, net	(43,452)	(133,834)
Dividends paid	(109,708)	(98,102)
Net proceeds from issuance of short-term debt	—	1,408
Capital issuance costs	(2,184)	(1,761)
Other borrowings and deposits	(5,907)	(23,383)
Purchase of treasury stock	(363,410)	(233,031)
Exercise of stock options	18,132	37,721

Net cash provided (used) by financing activities of continuing operations	1,198,124	(434,112)

Discontinued operations:
Net cash provided by discontinued operations	—	14,717

Net (decrease) increase in cash and cash equivalents	(54,750)	34,090
Cash and cash equivalents - beginning of period	366,236	227,544

Cash and cash equivalents - end of period	$311,486	$261,634

Supplemental cash flow disclosures:
Income taxes paid	$195,327	$213,108
Interest paid:
Investment agreements	$251,493	$183,854
Commercial paper	46,423	24,263
Medium-term notes	172,916	95,469
Variable interest entity floating rate notes	16,218	6,039
Securities sold under agreements to repurchase	14,226	8,963
Long-term debt	54,661	50,965
Other borrowings and deposits	3,039	5,446
Non cash items:
Stock compensation	$15,048	$16,156
Dividends declared but not paid	37,537	33,969

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (GAAP). These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K, as amended, for the year ended December 31, 2004 for MBIA Inc. and Subsidiaries (MBIA or the Company). The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005. The December 31, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities required by GAAP. All significant intercompany balances have been eliminated. Business segment results are presented net of all material intersegment transactions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

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

The following table presents the effects of the Munich Re, ARF and derivative accounting restatement on the consolidated financial statements of the Company for the three months ended March 31, 2005 and June 30, 2005. The effect of the Converium restatement was reflected in the previously issued consolidated financial statements of the Company for these periods.

	As of and For the Three Months Ended March 31, 2005		As of and For the Three Months Ended June 30, 2005
In thousands except per share information	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statement of Income Data:
Ceded premiums	$(35,688)	$(32,126)	$(33,641)	$(31,622)
Net premiums written	246,931	250,493	215,324	217,343
Increase in deferred premium revenue	(40,693)	(39,648)	(6,391)	(3,958)
Scheduled premiums earned	169,873	173,760	177,207	180,902
Refunding premiums earned	36,365	37,085	31,726	32,483
Premiums earned	206,238	210,845	208,933	213,385
Net gains (losses) on derivative instruments and foreign exchange- insurance	(6,075)	(6,072)	4,119	4,002
Total insurance revenues	325,945	330,555	339,264	343,599
Losses and loss adjustment expenses	20,385	20,851	21,265	21,708
Amortization of deferred acquisition costs	16,293	16,657	16,506	16,858
Operating expenses	29,166	30,262	32,268	33,261
Total insurance expenses	65,844	67,770	70,039	71,827
Insurance income	260,101	262,785	269,225	271,772
Net gains (losses) on derivative instruments and foreign exchange-IMS	11,178	27,421	(3,439)	(27,395)
Investment management services income	36,812	53,055	15,372	(8,584)
Income from continuing operations before income taxes	277,706	296,633	261,312	239,903
Provision for income taxes	77,202	83,826	73,722	66,229
Income from continuing operations	200,504	212,807	187,590	173,674
Net income	$200,504	$212,807	$187,590	$173,674

Basic EPS:
Income from continuing operations	$1.46	$1.55	$1.40	$1.30
Net income	$1.46	$1.55	$1.40	$1.30

Diluted EPS:
Income from continuing operations	$1.43	$1.52	$1.37	$1.27
Net income	$1.43	$1.52	$1.37	$1.27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Consolidated Balance Sheet Data:
Deferred acquisition costs	$371,932	$417,454	$383,006	$428,613
Prepaid reinsurance premiums	462,390	427,028	451,113	418,184
Reinsurance recoverable on unpaid losses	33,202	34,091	42,869	41,671
Derivative assets	270,648	270,485	252,637	252,544
Other assets	282,295	281,406	253,843	255,041
Total assets	33,756,665	33,766,662	34,784,595	34,797,180
Loss and loss adjustment expense reserves	755,563	778,064	667,570	690,801
Investment agreements	9,316,470	9,318,116	10,005,780	9,998,534
Deferred income taxes, net	573,849	563,551	661,184	654,888
Derivative liabilities	428,360	427,334	484,842	484,003
Other liabilities	381,426	397,724	396,596	412,019
Total liabilities	27,320,654	27,349,775	28,197,097	28,221,370
Retained earnings	5,377,327	5,361,923	5,527,063	5,497,743
Accumulated other comprehensive income	500,516	496,796	630,628	648,260
Total shareholders’ equity	$6,436,011	$6,416,887	$6,587,498	$6,575,810

Additionally, the following table presents the effects of the ARF, Munich Re and derivative accounting restatement on the consolidated financial statements of the Company for the three and nine months ended September 30, 2004.

	As of and For the Three Months Ended September 30, 2004		As of and For the Nine Months Ended September 30, 2004
In thousands except per share information	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statement of Income Data:
Ceded premiums	$(47,682)	$(42,289)	$(123,473)	$(107,340)
Net premiums written	207,927	213,320	709,738	725,871
Increase in deferred premium revenue	(3,606)	(2,326)	(92,765)	(86,629)
Scheduled premiums earned	171,741	177,808	505,691	525,756
Refunding premiums earned	32,580	33,186	111,282	113,486
Premiums earned	204,321	210,994	616,973	639,242
Net gains (losses) on derivative instruments and foreign exchange- insurance	1,929	1,897	3,209	3,167
Total insurance revenues	329,353	335,994	1,066,265	1,088,492
Losses and loss adjustment expenses	20,608	21,336	60,682	63,090
Amortization of deferred acquisition costs	15,680	16,200	47,759	49,495
Operating expenses	26,575	28,080	83,256	88,034
Total insurance expenses	62,863	65,616	191,697	200,619
Insurance income	266,490	270,378	874,568	887,873
Net gains (losses) on derivative instruments and foreign exchange-IMS	(3,843)	(14,324)	(3,839)	(14,373)
Investment management services income	12,807	2,326	36,767	26,233
Income from continuing operations before income taxes	260,213	253,620	851,036	853,807
Provision for income taxes	72,717	70,409	239,237	240,206
Income from continuing operations	187,496	183,211	611,799	613,601
Net income	$187,496	$183,211	$614,496	$616,298

Basic EPS:
Income from continuing operations	$1.33	$1.30	$4.28	$4.30
Net income	$1.33	$1.30	$4.30	$4.32

Diluted EPS:
Income from continuing operations	$1.30	$1.27	$4.20	$4.21
Net income	$1.30	$1.27	$4.22	$4.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Consolidated Balance Sheet Data:
Deferred acquisition costs	$345,243	$401,255	$345,243	$401,255
Prepaid reinsurance premiums	489,042	419,187	489,042	419,187
Reinsurance recoverable on unpaid losses	32,492	33,898	32,492	33,898
Derivative assets	234,428	233,935	234,428	233,935
Other assets	283,422	282,016	283,422	282,016
Total assets	30,875,612	30,861,276	30,875,612	30,861,276
Loss and loss adjustment expense reserves	721,841	744,330	721,841	744,330
Investment agreements	8,375,723	8,376,949	8,375,723	8,376,949
Deferred income taxes, net	525,948	503,119	525,948	503,119
Derivative liabilities	415,987	413,914	415,987	413,914
Other liabilities	420,933	450,180	420,933	450,180
Total liabilities	24,397,427	24,425,487	24,397,427	24,425,487
Retained earnings	5,047,873	4,994,223	5,047,873	4,994,223
Accumulated other comprehensive income	562,552	573,806	562,552	573,806
Total shareholders’ equity	$6,478,185	$6,435,789	$6,478,185	$6,435,789

Information presented in the Notes to Consolidated Financial Statements gives effect to the restatement, as applicable.

NOTE 3: Dividends Declared

Dividends declared by the Company during the nine months ended September 30, 2005 were $114 million.

NOTE 4: Earnings Per Share (Restated)

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three and nine months ended September 30, 2005 there were 2,456,389 and 2,869,503 stock options outstanding, respectively, and for the three and nine months ended September 30, 2004, there were 2,466,960 and 2,247,601 stock options outstanding, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following table sets forth the computation of basic and diluted earnings per share for the third quarter and nine months ended September 30, 2005 and 2004:

	3rd Quarter		Year-to-date
In millions except per share amounts	2005	Restated 2004	2005	Restated 2004
Income from continuing operations, net of tax	$143	$183	$529	$613
Income from discontinued operations, net of tax	(1)	—	(1)	3

Net income	$142	$183	$528	$616

Diluted weighted average shares (in thousands):
Basic weighted average shares outstanding	132,623	141,409	134,590	142,819
Effect of stock based compensation	3,199	2,716	3,132	2,963

Diluted weighted average shares	135,822	144,125	137,722	145,782

Basic EPS:
Income from continuing operations	$1.08	$1.30	$3.93	$4.30
Income from discontinued operations	(0.01)	—	(0.01)	0.02

Net income *	$1.07	$1.30	$3.93	$4.32

Diluted EPS:
Income from continuing operations	$1.05	$1.27	$3.84	$4.21
Income from discontinued operations	(0.01)	—	(0.01)	0.02

Net income *	$1.04	$1.27	$3.84	$4.23

*	May not add due to rounding.

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

Reportable segment results are presented net of material intersegment transactions. Transactions between the Company’s segments are executed at an arm’s length basis, as established by management. The following table summarizes the Company’s continuing operations for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30, 2005
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$336,036	$225,671	$5,611	$3,411	$570,729
Net realized gains (losses)	(7,526)	1,284	(51)	226	(6,067)
Net gains (losses) on derivative instruments and foreign exchange	2,485	41,607	64	—	44,156

Total revenues	330,995	268,562	5,624	3,637	608,818
Interest expense	—	184,397	—	22,080	206,477
Operating expenses	76,810	18,341	5,321	81,391	181,863

Total expenses	76,810	202,738	5,321	103,471	388,340

Income (loss) before taxes	$254,185	$65,824	$303	$(99,834)	$220,478

Identifiable assets(b)	$12,530,174	$21,892,776	$23,244	$483,866	$34,930,060

	Restated
	Three months ended September 30, 2004
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$334,513	$142,323	$8,245	$1,934	$487,015
Net realized gains (losses)	(416)	378	(48)	390	304
Net gains (losses) on derivative instruments and foreign exchange	1,897	(14,324)	—	—	(12,427)

Total revenues	335,994	128,377	8,197	2,324	474,892
Interest expense	—	106,431	—	17,798	124,229
Operating expenses	65,616	19,620	7,633	4,174	97,043

Total expenses	65,616	126,051	7,633	21,972	221,272

Income (loss) before taxes	$270,378	$2,326	$564	$(19,648)	$253,620

Identifiable assets(b)	$11,979,738	$18,377,639	$25,771	$478,123	$30,861,271

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Nine months ended September 30, 2005
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$1,011,053	$618,449	$16,545	$17,114	$1,663,161
Net realized gains (losses)	(6,319)	3,000	(136)	(1,301)	(4,756)
Net gains (losses) on derivative instruments and foreign exchange	415	41,633	200	—	42,248

Total revenues	1,005,149	663,082	16,609	15,813	1,700,653
Interest expense	—	500,979	—	66,141	567,120
Operating expenses	216,407	51,808	15,834	92,470	376,519

Total expenses	216,407	552,787	15,834	158,611	943,639

Income (loss) before taxes	$788,742	$110,295	$775	$(142,798)	$757,014

Identifiable assets(b)	$12,530,174	$21,892,776	$23,244	$483,866	$34,930,060

	Restated
	Nine months ended September 30, 2004
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$1,022,513	$390,039	$19,956	$6,511	$1,439,019
Net realized gains (losses)	62,812	(2,565)	(90)	(186)	59,971
Net gains (losses) on derivative instruments and foreign exchange	3,167	(14,373)	—	—	(11,206)

Total revenues	1,088,492	373,101	19,866	6,325	1,487,784
Interest expense	—	289,904	—	53,343	343,247
Operating expenses	200,619	56,964	19,013	14,134	290,730

Total expenses	200,619	346,868	19,013	67,477	633,977

Income (loss) before taxes	$887,873	$26,233	$853	$(61,152)	$853,807

Identifiable assets(b)	$11,979,738	$18,377,639	$25,771	$478,123	$30,861,271

(a)	Represents the sum of net premiums earned, net investment income, advisory fees, investment management fees and other fees.

(b)	At September 30, 2005, there were no assets associated with the Company’s discontinued operations. At September 30, 2004, identifiable assets related to the Company’s discontinued operations were $5 thousand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following table summarizes the segments within the investment management services operations for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30, 2005
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$161,605	$14,413	$53,521	$(3,868)	$225,671
Net realized gains (losses)	1,283	1	—	—	1,284
Net gains (losses) on derivative instruments and foreign exchange	32,214	118	9,275	—	41,607

Total revenues	195,102	14,532	62,796	(3,868)	268,562
Interest expense	137,915	—	46,482	—	184,397
Operating expenses	9,361	8,919	3,892	(3,831)	18,341

Total expenses	147,276	8,919	50,374	(3,831)	202,738

Income (loss) before taxes	$47,826	$5,613	$12,422	$(37)	$65,824

Identifiable assets	$16,416,602	$63,017	$5,772,639	$(359,482)	$21,892,776

	Restated
	Three months ended September 30, 2004
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$101,606	$12,829	$28,284	$(396)	$142,323
Net realized gains (losses)	372	6	—	—	378
Net gains (losses) on derivative instruments and foreign exchange	(7,936)	(17)	(6,371)	—	(14,324)

Total revenues	94,042	12,818	21,913	(396)	128,377
Interest expense	84,936	—	21,495	—	106,431
Operating expenses	6,716	8,622	4,678	(396)	19,620

Total expenses	91,652	8,622	26,173	(396)	126,051

Income (loss) before taxes	$2,390	$4,196	$(4,260)	$0	$2,326

Identifiable assets	$12,486,580	$62,041	$6,080,688	$(251,670)	$18,377,639

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Nine months ended September 30, 2005
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$438,962	$41,703	$149,678	$(11,894)	$618,449
Net realized gains (losses)	2,996	4	—	—	3,000
Net gains (losses) on derivative instruments and foreign exchange	22,111	54	19,468	—	41,633

Total revenues	464,069	41,761	169,146	(11,894)	663,082
Interest expense	371,651	267	129,061	—	500,979
Operating expenses	26,441	25,461	11,692	(11,786)	51,808

Total expenses	398,092	25,728	140,753	(11,786)	552,787

Income (loss) before taxes	$65,977	$16,033	$28,393	$(108)	$110,295

Identifiable assets	$16,416,602	$63,017	$5,772,639	$(359,482)	$21,892,776

	Restated
	Nine months ended September 30, 2004
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$286,346	$37,851	$73,410	$(7,568)	$390,039
Net realized gains (losses)	(2,197)	(368)	—	—	(2,565)
Net gains (losses) on derivative instruments and foreign exchange	(16,570)	(26)	2,223	—	(14,373)

Total revenues	267,579	37,457	75,633	(7,568)	373,101
Interest expense	234,880	—	55,024	—	289,904
Operating expenses	23,873	25,598	14,298	(6,805)	56,964

Total expenses	258,753	25,598	69,322	(6,805)	346,868

Income (loss) before taxes	$8,826	$11,859	$6,311	$(763)	$26,233

Identifiable assets	$12,486,580	$62,041	$6,080,688	$(251,670)	$18,377,639

(a)	Represents the sum of interest income, investment management services fees and other fees.

An increasingly significant portion of premiums reported within the insurance segment is generated outside the United States. The following table summarizes net premiums earned by geographic location of risk for the three and nine months ended September 30, 2005 and 2004:

	3rd Quarter		Year-to-date
In thousands	2005	Restated 2004	2005	Restated 2004
Net premiums earned:
United States	$151,097	$159,474	$464,319	$486,717
Non-United States	52,975	51,520	163,983	152,525

Total	$204,072	$210,994	$628,302	$639,242

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 6: Loss and Loss Adjustment Expense (LAE) Reserves (Restated)

Loss and LAE reserves are established in an amount equal to the Company’s estimate of unallocated losses, identified or case basis reserves and costs of settlement and other loss mitigation expenses on obligations it has insured. A summary of the unallocated and case basis activity and the components of the liability for loss and LAE reserves for the first three quarters of 2005 are shown in the following table:

		Restated	Restated
In thousands	3Q 2005	2Q 2005	1Q 2005
Case basis loss and LAE reserves:
Beginning balance	$372,338	$463,161	$434,924
Less: reinsurance recoverable	41,671	34,091	34,610

Net beginning balance	330,667	429,070	400,314

Case basis transfers from unallocated loss reserve related to:
Current year	21,689	23	—
Prior years	30,145	17,839	19,721

Total	51,834	17,862	19,721

Paid (recovered) related to:
Current year	390	(1)	(4,231)
Prior years	3,509	116,266	(4,804)

Total paid (recovered)	3,899	116,265	(9,035)

Net ending balance	378,602	330,667	429,070
Plus: reinsurance recoverable	45,677	41,671	34,091

Case basis loss and LAE reserve ending balance	424,279	372,338	463,161

Unallocated loss reserve:
Beginning balance	318,463	314,903	313,945
Losses and LAE incurred(1)	20,796	21,708	20,851
Channel Re elimination(2)	(281)	(286)	(172)
Transfers to case basis and LAE reserves	(51,834)	(17,862)	(19,721)

Unallocated loss reserve ending balance	287,144	318,463	314,903

Total	$711,423	$690,801	$778,064

(1)	Represents the Company’s provision for losses calculated as 12% of scheduled net earned premium.

(2)	Represents the amount of losses and LAE incurred that have been eliminated in proportion to MBIA’s ownership interest in Channel Reinsurance Ltd. (Channel Re), which is carried on an equity method accounting basis.

        Case basis activity transferred from the Company’s unallocated loss reserve was approximately $89 million in the first nine months of 2005 and primarily consisted of loss reserves related to insured obligations within the collateralized debt obligation, manufactured housing and mortgage-backed sectors and within MBIA’s guaranteed tax lien portfolios. Total paid and recovery activity of $111 million for the first nine months of 2005 primarily consisted of payments related to Fort Worth Osteopathic Hospital and estimated recoveries for AHERF reclassified from “Other assets,” both of which reduced the respective case basis loss reserve. Unallocated loss reserves approximated $287 million at September 30, 2005, which represent the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio and are available for future case-specific activity. The Company incurred $63 million of loss and loss adjustment expenses in the first nine months of 2005 based on 12% of scheduled net earned premium. See “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004 for a description of the Company’s loss reserving policy.

The Company has significant exposures in its insured portfolio relating to regions impacted by hurricanes Katrina, Rita and Wilma. Insured credits in these regions encompass various types of sectors, including general obligation bonds, tax-backed, healthcare, transportation and higher education, among others. The Company is continuing its communication efforts with issuers, trustees and relevant state officials to evaluate the actual and potential impact that the hurricanes may have on its insured credits. Based on available information, the Company does not currently expect there to be material cases of prolonged nonpayment that would result in unreimbursed losses. As a result, during the third quarter of 2005, MBIA did not establish specific reserves for its exposure to the regions impacted by these hurricanes. To date, MBIA has paid $2 million in claim payments, for which it has been fully reimbursed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 7: Contingencies

In November 2004, the Company received identical document subpoenas from the SEC and the NYAG requesting information with respect to non-traditional or loss mitigation insurance products developed, offered or sold by the Company to third parties from January 1, 1998 to the present. While the subpoenas did not identify any specific transaction, subsequent conversations with the SEC and the NYAG revealed that the investigation included the arrangements entered into by MBIA Corp. in 1998 in connection with the bankruptcy of the Delaware Valley Obligated Group, an entity that is part of the Pittsburgh-based AHERF.

On March 9, 2005, the Company received a subpoena from the U.S. Attorney’s Office for the Southern District of New York (U.S. Attorney) seeking information related to the agreements it entered into in connection with the AHERF loss. Thereafter, the Company has received additional subpoenas, substantively identical to each other, and additional informal requests, from the SEC and the NYAG for documents and other information.

On August 19, 2005, the Company received a “Wells Notice” from the SEC indicating that the staff of the SEC is considering recommending that the SEC bring a civil injunctive action against the Company alleging violations of federal securities laws “arising from MBIA’s action to retroactively reinsure losses it incurred from the AHERF bonds MBIA had guaranteed, including, but not limited to, its entering into excess of loss agreements and quota share agreements with three separate counterparties.”

On November 8, 2005, the Company announced that it was in discussions with the SEC, the NYAG and the New York State Insurance Department regarding potential settlements of their investigations into agreements entered into by MBIA Corp. in connection with the AHERF matter. In connection with the potential settlements, the Company announced that it was restating its financial statements to correct and restate its GAAP and statutory accounting for 1998 and subsequent years as discussed in Note 2 included herein. In connection with the proposed settlements, the Company accrued $75 million for the total amount the Company estimates, based on discussions to date, it will have to pay in connection with any settlements.

The Company has been cooperating, and is continuing to cooperate fully with the investigations by the SEC, the NYAG, the New York State Insurance Department and the U.S. Attorney. To date, no settlements have been approved by the regulatory agencies, and no assurance can be given that any settlements will be approved. Any settlements may have additional or different terms.

The Company has been named as a defendant in a consolidated private securities litigation suit: In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). Joseph W. Brown, the Company’s Chairman and former Chief Executive Officer, Gary C. Dunton, the Company’s Chief Executive Officer, Nicholas Ferreri, the Company’s Chief Financial Officer, Neil G. Budnick, a Vice President of the Company and the Company’s former Chief Financial Officer and Douglas C. Hamilton, the Company’s Controller were also named as defendants in the suit, as were former Chairman and Chief Executive Officer David H. Elliot and former Executive Vice President, Chief Financial Officer and Treasurer Julliette S. Tehrani. The plaintiffs assert claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs act as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”).

The allegations contained in the lawsuit include, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with the AHERF loss. The plaintiffs allege that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices. These lawsuits seek unspecified compensatory damages in connection with purchases by members of the class of the Company’s stock at such allegedly inflated prices during the Class Period. The Company does not expect the outcome of the private securities litigation to have a material adverse affect on its financial condition, although the outcome is uncertain and no assurance can be given.

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

The following table presents the effects of the Munich Re, ARF and derivative accounting restatement on the consolidated financial statements of the Company for the three months ended March 31, 2005 and June 30, 2005. The effect of the Converium restatement was reflected in the previously issued consolidated financial statements of the Company for these periods.

	As of and For the Three Months Ended March 31, 2005		As of and For the Three Months Ended June 30, 2005
In thousands except per share information	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statement of Income Data:
Ceded premiums	$(35,688)	$(32,126)	$(33,641)	$(31,622)
Net premiums written	246,931	250,493	215,324	217,343
Increase in deferred premium revenue	(40,693)	(39,648)	(6,391)	(3,958)
Scheduled premiums earned	169,873	173,760	177,207	180,902
Refunding premiums earned	36,365	37,085	31,726	32,483
Premiums earned	206,238	210,845	208,933	213,385
Net gains (losses) on derivative instruments and foreign exchange- insurance	(6,075)	(6,072)	4,119	4,002
Total insurance revenues	325,945	330,555	339,264	343,599
Losses and loss adjustment expenses	20,385	20,851	21,265	21,708
Amortization of deferred acquisition costs	16,293	16,657	16,506	16,858
Operating expenses	29,166	30,262	32,268	33,261
Total insurance expenses	65,844	67,770	70,039	71,827
Insurance income	260,101	262,785	269,225	271,772
Net gains (losses) on derivative instruments and foreign exchange-IMS	11,178	27,421	(3,439)	(27,395)
Investment management services income	36,812	53,055	15,372	(8,584)
Income from continuing operations before income taxes	277,706	296,633	261,312	239,903
Provision for income taxes	77,202	83,826	73,722	66,229
Income from continuing operations	200,504	212,807	187,590	173,674
Net income	$200,504	$212,807	$187,590	$173,674

Basic EPS:
Income from continuing operations	$1.46	$1.55	$1.40	$1.30
Net income	$1.46	$1.55	$1.40	$1.30

Diluted EPS:
Income from continuing operations	$1.43	$1.52	$1.37	$1.27
Net income	$1.43	$1.52	$1.37	$1.27

Consolidated Balance Sheet Data:
Deferred acquisition costs	$371,932	$417,454	$383,006	$428,613
Prepaid reinsurance premiums	462,390	427,028	451,113	418,184
Reinsurance recoverable on unpaid losses	33,202	34,091	42,869	41,671
Derivative assets	270,648	270,485	252,637	252,544
Other assets	282,295	281,406	253,843	255,041
Total assets	33,756,665	33,766,662	34,784,595	34,797,180
Loss and loss adjustment expense reserves	755,563	778,064	667,570	690,801
Investment agreements	9,316,470	9,318,116	10,005,780	9,998,534
Deferred income taxes, net	573,849	563,551	661,184	654,888
Derivative liabilities	428,360	427,334	484,842	484,003
Other liabilities	381,426	397,724	396,596	412,019
Total liabilities	27,320,654	27,349,775	28,197,097	28,221,370
Retained earnings	5,377,327	5,361,923	5,527,063	5,497,743
Accumulated other comprehensive income	500,516	496,796	630,628	648,260
Total shareholders’ equity	$6,436,011	$6,416,887	$6,587,498	$6,575,810

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Additionally, the following table presents the effects of the ARF, Munich Re and derivative accounting restatement on the consolidated financial statements of the Company for the three and nine months ended September 30, 2004.

	As of and For the Three Months Ended September 30, 2004		As of and For the Nine Months Ended September 30, 2004
In thousands except per share information	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statement of Income Data:
Ceded premiums	$(47,682)	$(42,289)	$(123,473)	$(107,340)
Net premiums written	207,927	213,320	709,738	725,871
Increase in deferred premium revenue	(3,606)	(2,326)	(92,765)	(86,629)
Scheduled premiums earned	171,741	177,808	505,691	525,756
Refunding premiums earned	32,580	33,186	111,282	113,486
Premiums earned	204,321	210,994	616,973	639,242
Net gains (losses) on derivative instruments and foreign exchange- insurance	1,929	1,897	3,209	3,167
Total insurance revenues	329,353	335,994	1,066,265	1,088,492
Losses and loss adjustment expenses	20,608	21,336	60,682	63,090
Amortization of deferred acquisition costs	15,680	16,200	47,759	49,495
Operating expenses	26,575	28,080	83,256	88,034
Total insurance expenses	62,863	65,616	191,697	200,619
Insurance income	266,490	270,378	874,568	887,873
Net gains (losses) on derivative instruments and foreign exchange-IMS	(3,843)	(14,324)	(3,839)	(14,373)
Investment management services income	12,807	2,326	36,767	26,233
Income from continuing operations before income taxes	260,213	253,620	851,036	853,807
Provision for income taxes	72,717	70,409	239,237	240,206
Income from continuing operations	187,496	183,211	611,799	613,601
Net income	$187,496	$183,211	$614,496	$616,298

Basic EPS:
Income from continuing operations	$1.33	$1.30	$4.28	$4.30
Net income	$1.33	$1.30	$4.30	$4.32

Diluted EPS:
Income from continuing operations	$1.30	$1.27	$4.20	$4.21
Net income	$1.30	$1.27	$4.22	$4.23

Consolidated Balance Sheet Data:
Deferred acquisition costs	$345,243	$401,255	$345,243	$401,255
Prepaid reinsurance premiums	489,042	419,187	489,042	419,187
Reinsurance recoverable on unpaid losses	32,492	33,898	32,492	33,898
Derivative assets	234,428	233,935	234,428	233,935
Other assets	283,422	282,016	283,422	282,016
Total assets	30,875,612	30,861,276	30,875,612	30,861,276
Loss and loss adjustment expense reserves	721,841	744,330	721,841	744,330
Investment agreements	8,375,723	8,376,949	8,375,723	8,376,949
Deferred income taxes, net	525,948	503,119	525,948	503,119
Derivative liabilities	415,987	413,914	415,987	413,914
Other liabilities	420,933	450,180	420,933	450,180
Total liabilities	24,397,427	24,425,487	24,397,427	24,425,487
Retained earnings	5,047,873	4,994,223	5,047,873	4,994,223
Accumulated other comprehensive income	562,552	573,806	562,552	573,806
Total shareholders’ equity	$6,478,185	$6,435,789	$6,478,185	$6,435,789

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

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The following table presents highlights of the Company’s consolidated financial results for the three and nine months ended September 30, 2005 and 2004. Items listed under “Other per share information (effect on net income)” are items that management commonly identifies for the readers of its financial statements because they are the result of changes in accounting standards, a by-product of the Company’s operations or due to general market conditions beyond the control of the Company.

	3rd Quarter		Year-to-Date
In millions except per share amounts	2005	Restated 2004	2005	Restated 2004
Revenues:
Insurance	$331	$336	$1,005	$1,088
Investment management services	269	129	663	373
Municipal services	6	8	17	20
Corporate	3	2	16	7

Revenues from continuing operations	609	475	1,701	1,488
Expenses:
Insurance	77	66	216	201
Investment management services	203	126	553	347
Municipal services	5	7	16	19
Corporate	103	22	159	68

Expenses from continuing operations	388	221	944	635

Provision for income taxes	78	71	228	240

Income from continuing operations, net of tax	143	183	529	613
Income (loss) from discontinued operations, net of tax	(1)	—	(1)	3

Net income	$142	$183	$528	$616

Net income per share information:*
Net income	$1.04	$1.27	$3.84	$4.23

Other per share information (effect on net income):
Penalties and disgorgement	$(0.53)	—	$(0.52)	—
Accelerated premium earned from refunded issues	$0.14	$0.14	$0.44	$0.47
Net realized gains (losses)	$(0.03)	$0.00	$(0.02)	$0.27
Net gains (losses) on derivative instruments and foreign exchange	$0.21	$(0.06)	$0.20	$(0.05)

*	All per share calculations are diluted.

        In the third quarter of 2005, consolidated revenues from continuing operations increased 28% to $609 million from $475 million in the third quarter of 2004. The growth in consolidated revenues was primarily due to a substantial increase in investment management services’ interest income resulting from growth in asset/liability products and gains on derivative instruments. Insurance revenues decreased 1% primarily as a result of a decline in earned premium and an increase in losses on investment securities. Consolidated expenses from continuing operations for the third quarter of 2005 increased 76% to $388 million from $221 million in the third quarter of 2004. This increase was principally due to an increase in investment management services’ interest expense, which was commensurate with the increase in interest income, estimated penalties and disgorgement related to the potential settlement of regulatory investigations of the Company and an increase in insurance operating expenses resulting from overall higher expenses and a decline in those expenses deferred as policy acquisition costs. Net income for the third quarter of 2005 of $142 million was down 23% from $183 million in the third quarter of 2004. Net income per share was down 18% from the third quarter of 2004. The decline in net income per share was principally due to the increase in corporate expenses related to the regulatory investigations.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Consolidated revenues from continuing operations for the nine months ended September 30, 2005 increased 14% to $1,701 million from $1,488 million in the first nine months of 2004. The growth in consolidated revenues was primarily due to a substantial increase in investment management services’ interest income and gains on derivative instruments. Offsetting the increase in investment management services’ revenues was an 8% decrease in insurance revenues as a result of a decline in gains on investment securities and, to a lesser extent, lower earned premium and advisory fee income. Consolidated expenses from continuing operations for the nine months of 2005 increased 49% to $944 million from $635 million in the first nine months of 2004. This increase was principally due to an increase in investment management services’ interest expense, which was commensurate with the increase in interest income, and estimated penalties and disgorgement related to the potential settlement of regulatory investigations of the Company. Net income for the nine months ended September 30, 2005 of $528 million was down 14% from $616 million in the first nine months of 2004. Net income per share was $3.84 for the first nine months of 2005 compared with $4.23 in the first nine months of 2004.

The Company’s book value at September 30, 2005 was $48.45 per share, up from $47.05 at December 31, 2004. Book value increased principally due to the effect of income from operations somewhat offset by the effect of repurchasing shares into treasury stock at prices above the Company’s book value per share.

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

Third quarter 2005 revenues from the Company’s insurance operations were $331 million compared with $336 million in the third quarter of 2004, a 1% decrease. The decline in insurance operations’ revenues was primarily the result of a decline in earned premium and an increase in losses on investment securities offset by an increase in investment income and advisory fees. Insurance expenses, which consist of loss and loss adjustment expenses, the amortization of deferred acquisition costs and operating expenses, increased 17% in the third quarter of 2005. This increase was largely due to loss prevention costs, costs associated with the Company’s Money Market Committed Preferred Custodial Trust securities (CPCT securities), consulting services and a decrease in the rate at which compensation costs are deferred as policy acquisition costs. Gross insurance expenses (expenses before the deferral or amortization of acquisition costs) increased 8% in the third quarter of 2005 compared with the third quarter of 2004.

The Company’s insurance operations’ revenues for the nine months ended September 30, 2005 were $1,005 million compared with $1,088 million in the first nine months of 2004. The decline in insurance operations’ revenues was primarily the result of a decrease in net gains from investment securities and, to a lesser extent, a decrease in earned premium and advisory fee income. Insurance expenses increased 8% for the nine months ended September 30, 2005 while gross insurance expenses (expenses before the deferral or amortization of acquisition costs) increased 4% for the nine months ended September 30, 2005 compared with the same period of 2004.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The Company’s gross premiums written (GPW), net premiums written (NPW) and net premiums earned for the third quarter and first nine months of 2005 and 2004 are presented in the following table:

	3rd Quarter		Year-to-date		Percent Change
					3rd Quarter	Year-to-date
					2005 vs. 2004	2005 vs. 2004
In millions	2005	Restated 2004	2005	Restated 2004
Gross premiums written:
U.S.	$154	$165	$543	$557	(6)%	(3)%
Non-U.S.	67	91	210	276	(27)%	(24)%

Total	$221	$256	$753	$833	(14)%	(10)%

Net premiums written:
U.S.	$144	$148	$507	$522	(2)%	(3)%
Non-U.S.	42	65	147	204	(36)%	(28)%

Total	$186	$213	$654	$726	(13)%	(10)%

Net premiums earned:
U.S.	$151	$159	$464	$487	(5)%	(5)%
Non-U.S.	53	52	164	152	3%	8%

Total	$204	$211	$628	$639	(3)%	(2)%

GPW reflects premiums received and accrued for in the period and does not include the present value of future cash receipts expected from installment premium policies originated during the period. GPW was $221 million in the third quarter of 2005, down 14% from the third quarter of 2004, reflecting a decline in business written both in and outside the U.S. For the nine months ended September 30, 2005, GPW decreased 10% also due to a decline in business written in and outside the U.S.

NPW of $186 million, which represents gross premiums written net of premiums ceded to reinsurers, decreased 13% in the third quarter of 2005 compared to the third quarter of 2004. For the first nine months of 2005, NPW of $654 million was 10% below the first nine months of 2004. The decline in the third quarter and first nine months of 2005 was consistent with the decline in GPW. Premiums ceded to reinsurers were $35 million or 16% of GPW in the third quarter of 2005 compared with $42 million or 17% in the third quarter of 2004. For the nine months ended September 30, 2005, premiums ceded to reinsurers were $98 million or 13% of GPW compared with $107 million or 13% in the first nine months of 2004. Reinsurance enables the Company to cede exposure and comply with its single risk and credit guidelines, although the Company continues to be primarily liable on the insurance policies it underwrites.

Net premiums earned include scheduled premium earnings as well as premium earnings from refunded issues. Net premiums earned in the third quarter of 2005 of $204 million decreased 3% from the third quarter of 2004 due to a 7% decrease in refunded premiums earned and a 3% decrease in scheduled premiums earned. In the nine months ended September 30, 2005, net premiums earned were $628 million, an $11 million decrease compared with the first nine months of 2004 resulting from a 12% decrease in refunded premiums earned. The decrease in refunded premiums earned resulted from a slow down in refinancing activity in the municipal market from historically high levels.

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

The credit quality of business insured during 2005 remained high as 83% of total insured credits were rated A or above before giving effect to MBIA’s guarantee, compared with 75% for the same period of 2004. At September 30, 2005, 81% of the Company’s outstanding book of business was rated A or above before giving effect to MBIA’s guarantee, up from 79% at September 30, 2004.

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are shown in the following table:

	3rd Quarter		Year-to-date		Percent Change
					3rd Quarter	Year-to-date
					2005 vs. 2004	2005 vs. 2004
Global Public Finance In millions	2005	Restated 2004	2005	Restated 2004
Gross premiums written:
U.S.	$90	$101	$345	$349	(11)%	(1)%
Non-U.S.	28	50	89	140	(43)%	(37)%

Total	$118	$151	$434	$489	(21)%	(11)%

Net premiums written:
U.S.	$90	$92	$336	$338	(2)%	1%
Non-U.S.	14	38	59	101	(64)%	(41)%

Total	$104	$130	$395	$439	(20)%	(10)%

Net premiums earned:
U.S.	$95	$99	$291	$308	(5)%	(6)%
Non-U.S.	26	23	77	64	13%	20%

Total	$121	$122	$368	$372	(2)%	(1)%

Global public finance GPW decreased 21% to $118 million in the third quarter of 2005 from $151 million in the third quarter of 2004. This decrease was due to a decline in business written both in and outside the U.S. NPW decreased 20% to $104 million as a result of the decrease in GPW, partially offset by a lower reinsurance rate on U.S. business. In the third quarter of 2005, global public finance net premiums earned of $121 million decreased 2% compared with the third quarter of 2004 as a decline in U.S. business was offset by an increase in non-U.S. business.

For the nine months ended September 30, 2005, global public finance GPW decreased 11% compared with the same period of 2004. This decrease reflects a drop in European business as significantly fewer transactions came to market during 2005. U.S. GPW declined 1% compared with 2004, reflecting steady flow business, particularly within the military housing and transportation sectors. NPW decreased 10% to $395 million in the first nine months of 2005 as a result of the decrease in GPW. In the first nine months of 2005, global public finance net premiums earned decreased 1% to $368 million from $372 million in the first nine months of 2004. This decline reflects a 13% decrease in refunded premiums earned, primarily from U.S. business, offset by earnings generated from increased levels of non-U.S. business written over the last several years and a declining cession rate.

The credit quality of global public finance business written by the Company in 2005 remained high. Insured credits rated A or above before the Company’s guarantee represented 91% of global public finance business written in 2005, compared with 87% in the first nine months of 2004. At September 30, 2005, 82% of the outstanding global public finance book of business was rated A or above before the Company’s guarantee, constant from September 30, 2004.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are shown in the following table:

	3rd Quarter		Year-to-date		Percent Change
					3rd Quarter	Year-to-date
					2005 vs. 2004	2005 vs. 2004
Global Structured Finance In millions	2005	Restated 2004	2005	Restated 2004
Gross premiums written:
U.S.	$64	$64	$198	$208	(1)%	(5)%
Non-U.S.	39	41	121	136	(7)%	(11)%

Total	$103	$105	$319	$344	(2)%	(7)%

Net premiums written:
U.S.	$54	$56	$171	$184	(2)%	(7)%
Non-U.S.	28	27	88	103	1%	(15)%

Total	$82	$83	$259	$287	(1)%	(10)%

Net premiums earned:
U.S.	$56	$60	$173	$179	(5)%	(3)%
Non-U.S.	27	29	87	88	(6)%	(2)%

Total	$83	$89	$260	$267	(5)%	(2)%

In the third quarter of 2005, global structured finance GPW decreased 2% to $103 million from $105 million in the third quarter of 2004 as a result of decreases in U.S. and non-U.S. business written. Similarly, NPW decreased 1% due to the decrease in GPW and slightly lower cession rates on non-U.S. business written. In the third quarter of 2005, global structured finance net premiums earned of $83 million decreased 5% compared with the third quarter of 2004 and reflects a decline in earnings from prepayments and maturities of insured U.S. issues.

Global structured finance GPW decreased 7% in the first nine months of 2005 to $319 million from $344 million in the first nine months of 2004, resulting from decreases in U.S. and non-U.S. business written. The global structured finance sector continues to be adversely impacted by increased competition, tight spreads and greater investor demand for uninsured transactions. NPW for the first nine months of 2005 decreased 10% due to the decrease in GPW and slightly higher cession rates on U.S. and non-U.S. business written. In the first nine months of 2005, global structured finance net premiums earned of $260 million were 2% below the first nine months of 2004. The decrease in net premiums earned resulted from a decline in business written and prepayments and maturities of insured issues.

The credit quality of MBIA’s global structured finance insured business written rated A or above before giving effect to the Company’s guarantee was 72% in the first nine months of 2005, up from 59% in the first nine months of 2004. At September 30, 2005, 78% of the outstanding global structured finance book of business was rated A or above before giving effect to the Company’s guarantee, up from 75% at September 30, 2004.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

INVESTMENT INCOME The Company’s insurance-related net investment income and ending asset balances at amortized cost for the third quarter and first nine months of 2005 and 2004 are presented in the following table:

	3rd Quarter		Year-to-date		Percent Change
					3rd Quarter	Year-to-date
					2005 vs. 2004	2005 vs. 2004
In millions	2005	2004	2005	2004
Pre-tax income	$122	$117	$363	$354	4%	2%
After-tax income	$98	$94	$289	$280	5%	3%

Ending asset balances at amortized cost			$9,809	$9,379		5%

The Company’s insurance-related net investment income, excluding net realized gains and losses, increased 4% to $122 million in the third quarter of 2005 from $117 million in the third quarter of 2004. After-tax net investment income increased 5% compared with the third quarter of 2004. For the nine months ended September 30, 2005, net investment income increased 2% to $363 million from $354 million for the nine months ended September 30, 2004. After-tax net investment income increased 3% for the first nine months of 2005. The marginally higher increase in after-tax investment income is a result of a slightly higher concentration of tax-exempt investments. Growth in investment income has been unfavorably affected by the low interest rate environment and a substantial increase in dividends paid by MBIA Corp. to MBIA Inc. during 2004, which resulted in only a 5% increase in the insurance portfolio’s ending asset balance at amortized cost from September 30, 2004 to September 30, 2005.

ADVISORY FEES The Company collects advisory fees in connection with certain transactions. Depending upon the type of fee received and whether it is related to an insurance policy, the fee is either earned when it is due or deferred and earned over the life of the related transaction. Work, waiver and consent, termination, administrative and management fees and expense reimbursements are earned when the related services are completed. Structuring fees are earned on a straight-line basis over the life of the related insurance policy and commitment fees are earned on a straight-line basis over the commitment period.

In the third quarter of 2005, advisory fee revenues increased 55% to $10 million from $6 million in the third quarter of 2004. This increase was largely due to an increase in expense reimbursements related to loss prevention expense recorded within insurance operating expenses. Advisory fee revenues for the first nine months of 2005 decreased 31% from the first nine months of 2004 to $20 million. The decrease in advisory fees during the first nine months was primarily due to a decline in waiver and consent and commitment fees, as well as a decline in work fees reflecting fewer large complex transactions requiring advisory services. Fees earned when due represented 71% of total advisory fee income in the first nine months of 2005 compared with 61% in the same period of 2004. Due to the transaction-specific nature inherent in advisory fees, fee income can vary significantly from period to period.

NET GAINS AND LOSSES Net realized losses from investment securities in the insurance operations were $8 million in the third quarter of 2005 compared to $416 thousand in the third quarter of 2004. For the first nine months of 2005, net realized losses from investment securities were $6 million compared to net realized gains of $63 million for the first nine months of 2004. The variance for the year was largely due to a $77 million realized gain recorded in 2004 that resulted from the sale of a common stock investment held by MBIA Corp. Additionally, the Company recorded a $16 million impairment loss in the third quarter of 2005 on a receivable the Company held through salvage and subrogation rights it obtained as a result of a claim payment it previously made on an insured credit.

Net gains (losses) on derivative instruments and foreign exchange from the insurance operations were net gains of $3 million in the third quarter of 2005 compared with net gains of $2 million in the third quarter of 2004. The change was largely due to $4 million of foreign currency gains recorded in the third quarter of 2005 related to non-U.S. dollar holdings partially offset by a reduction in gains on insured credit derivatives. For the first nine months of 2005, net gains on derivative instruments and foreign exchange from the insurance operations were $415 thousand compared with net gains of $3 million for the first nine months of 2004. An unfavorable variance related to net gains on insured credit derivatives was partially offset by foreign currency gains in 2005.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) The following table shows the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves at the end of the third quarter of 2005 and 2004, as well as its loss provision and loss ratio for the first nine months of 2005 and 2004.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

	September 30,		Percent Change
In millions	2005	Restated 2004	2005 vs. 2004
Case-specific:
Gross	$425	$431	(2)%
Reinsurance recoverable on unpaid losses	46	34	35%

Net case basis reserves	$379	$397	(5)%
Unallocated	287	313	(8)%

Net loss and LAE reserves	$666	$710	(6)%

Gross loss and LAE reserves	$711	$744	(4)%

Losses and LAE (1)	$63	$63	0%

Loss ratio (2)	10.1%	9.9%

(1)	Calculated as 12% of scheduled net earned premium.

(2)	Calculated as losses and LAE divided by total net earned premium. This ratio differs from the Company’s loss factor of 12% as total net earned premium includes premium earnings that have been accelerated as a result of the refunding or defeasance of insured obligations, while the loss factor is applied only to scheduled net earned premium.

The Company recorded $21 million of loss and loss adjustment expenses in the three months ended September 30, 2005, which was flat with the same period of 2004. Similarly, loss and loss adjustment expenses in the first nine months of 2005 of $63 million was flat with the first nine months of 2004. Loss and loss adjustment expenses reflect flat scheduled net earned premium comparing 2005 to 2004, as scheduled net earned premium is the base upon which the Company’s 12% loss factor is applied. At September 30, 2005, the Company had $287 million in unallocated loss reserves, which represent the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio and are available for future case-specific activity. Total case basis activity transferred from the Company’s unallocated loss reserve was $89 million and $111 million in the first nine months of 2005 and 2004, respectively. Case basis activity during the first nine months of 2005 primarily consisted of loss reserves related to insured obligations within the collateralized debt obligation, manufactured housing and mortgage-backed sectors and within MBIA’s guaranteed tax lien portfolios. During the second quarter of 2005, the Company paid $59 million related to its guarantee of the obligations issued by Fort Worth Osteopathic Hospital, which was charged against the case basis reserve established for these obligations.

The Company has significant exposures in its insured portfolio relating to regions impacted by hurricanes Katrina, Rita and Wilma. Insured credits in these regions encompass various types of sectors, including general obligation bonds, tax-backed, healthcare, transportation and higher education, among others. The Company is continuing its communication efforts with issuers, trustees and relevant state officials to evaluate the actual and potential impact that the hurricanes may have on its insured credits. Based on available information, the Company does not currently expect there to be material cases of prolonged nonpayment that would result in unreimbursed losses. As a result, during the third quarter of 2005, MBIA did not establish specific reserves for its exposure to the regions impacted by these hurricanes. To date, MBIA has paid $2 million in claim payments, for which it has been fully reimbursed.

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

        In the event MBIA determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that insured issue. As of September 30, 2005, MBIA had 42 open case basis issues on its “Classified List” that had $379 million in aggregate case reserves, net of reinsurance. The Company does not establish any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” until such issues are placed on the Company’s “Classified List.”

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is probable and estimable in the future. Such amounts as of September 30, 2005 are as follows:

Dollars in millions	Number of Case Basis Issues	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	31	$333	$2,107
Issues without defaults	11	92	1,136

Total gross	42	$425	$3,243

Net of reinsurance:
Issues with defaults	31	$309	$1,761
Issues without defaults	11	70	1,051

Total net	42	$379	$2,812

When MBIA becomes entitled to a reimbursement of a claim payment or LAE under salvage and subrogation rights, it records the amount that it estimates it will recover as salvage and subrogation as an asset. Such amounts are included in the Company’s balance sheet within “Other assets.” As of September 30, 2005 and December 31, 2004, the Company had recorded salvage and subrogation of $146 million and $154 million, respectively. The decrease was principally due to a $16 million impairment loss in the third quarter of 2005 on a receivable the Company held as a result of a claim payment it previously made on an insured credit.

As a result of discussions in January and February 2005 between the Securities and Exchange Commission (SEC) staff and several financial guarantee industry participants, including MBIA, the Company understood that the Financial Accounting Standards Board (FASB) staff would consider whether additional guidance with respect to accounting for financial guarantee insurance should be provided. In June 2005, the FASB decided to add to its agenda a project to consider the accounting by insurers for financial guarantee insurance. As part of this project, the FASB will consider several aspects of the insurance accounting model for financial guarantee insurers, including claims liability recognition, premium recognition and the related amortization of deferred policy acquisition costs. The Company cannot currently assess how the FASB and SEC staff’s ultimate resolution of this issue will impact its loss reserving policy or the effect it might have on recognizing premium revenue and policy acquisition costs. Until the issue is resolved, the Company intends to continue to apply its existing policy with respect to the establishment of both case basis and unallocated loss reserves and the recognition of premium revenue and policy acquisition costs. A further description of the Company’s loss reserving policy is included in “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K/A for the year ended December 31, 2004.

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

REINSURANCE Reinsurance enables the Company to cede exposure for purposes of increasing its capacity to write new business while complying with its single risk and credit guidelines. The rating agencies continuously review reinsurers providing coverage to the financial guarantee industry. When a reinsurer is downgraded, less capital credit is given to a financial guarantee provider under rating agency models. Over the past several years, many of MBIA’s reinsurers have been downgraded and others remain under review. Any reduced capital credit associated with reinsurer downgrades has not and is not expected to have a material adverse effect on the Company. MBIA generally retains the right to reassume the business

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

ceded to reinsurers under certain circumstances, including rating downgrades of its reinsurers. The Company also remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of September 30, 2005, the aggregate amount of insured par ceded by MBIA to reinsurers under reinsurance agreements was $73.4 billion. The following table shows the percentage ceded to and reinsurance recoverable on unpaid losses from reinsurers by S&P’s rating levels:

Reinsurers’ S&P Rating Range	Percent of Total Par Ceded	Reinsurance Recoverable on Unpaid Losses (in thousands)
AAA	85.45%	$19,634
AA	13.98%	10,352
A	0.49%	15,392
Not Currently Rated	0.08%	299

Total	100%	$45,677

The top two reinsurers within the AAA rating category represented approximately 64% of total par ceded by MBIA; the top two reinsurers within the AA rating category represented approximately 9% of total par ceded by MBIA; and the top two reinsurers within the A rating category represented approximately 0.4% of total par ceded by MBIA. While Channel Reinsurance Ltd. (Channel Re) continues to be a Triple-A rated reinsurer of MBIA, S&P has revised their outlook on Channel Re from stable to negative. MBIA does not expect S&P’s revised outlook on Channel Re to have a material negative impact on the Company’s financial condition or results of operations. Additionally, the Company has other reimbursement agreements, primarily with a Single-A rated reinsurer, covering up to $7.7 billion of insured par.

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

Periodically, MBIA conducts a policy acquisition cost study to determine the amount of insurance costs that relate to acquiring new insurance policies and that are deferrable under GAAP. MBIA completed its latest study in July 2005. The current policy acquisition cost study, which was effective for the third quarter of 2005, resulted in a decrease of approximately $4.8 million in deferred policy acquisition costs for the quarter with a corresponding increase in insurance operating expenses. The change was principally driven by a reduction in the rate at which compensation costs associated with acquiring new insurance policies are deferred. The Company expects the quarterly change to be in the $5 million range going forward. However, policy acquisition costs and operating expenses will be influenced by the level of actual future expenses that qualify for deferral.

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

The Company’s policy acquisition costs, operating expenses and total insurance operating expenses, as well as its expense ratio, are shown in the following table:

	3rd Quarter		Year-to-date		Percent Change
					3rd Quarter	Year-to-date
					2005 vs. 2004	2005 vs. 2004
In millions	2005	2004	2005	2004
Gross expenses	$66	$61	$198	$190	8%	4%

Amortization of deferred acquisition costs	$16	$16	$50	$49	0%	0%
Operating	40	28	103	88	42%	17%

Total insurance operating expenses	$56	$44	$153	$137	26%	11%

Expense ratio	27.4%	21.0%	24.4%	21.5%

In the third quarter of 2005, the amortization of deferred acquisition costs remained flat compared with the same period in 2004, which was consistent with the change in insurance premiums earned for the same periods. Operating expenses increased 42% over the third quarter of 2004 primarily due to the decrease in the rate at which compensation costs are deferred as policy acquisition costs, as well as an increase in loss prevention costs and the addition of costs associated with the Company’s CPCT securities.

In the first nine months of 2005, the amortization of deferred acquisition costs was relatively flat with the same period of 2004, which was in line with the change in the Company’s insurance premiums earned. The ratio of policy acquisition costs amortized to expense, net of deferrals, to earned premiums has remained steady at approximately 8% over the last several years. Operating expenses increased 17% from $88 million for the nine months ended September 30, 2004 to $103 million for the nine months ended September 30, 2005. This increase was largely due to loss prevention costs, costs associated with the Company’s CPCT securities, consulting services and a decrease in the rate at which compensation costs are deferred as policy acquisition costs.

Financial guarantee insurance companies use the expense ratio (expenses divided by net premiums earned) as a measure of expense management. The Company’s expense ratio for the third quarter of 2005 was 27.4% compared to 21.0% in the third quarter of 2004. The increase in the ratio from 2004 to 2005 was the result of slower growth in premium earnings relative to the increase in expenses. For the nine months ended September 30, 2005, the Company’s expense ratio of 24.4% increased from the ratio in the first nine months of 2004 of 21.5%.

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

In the third quarter of 2004, the Company began consolidating two VIEs established in connection with the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations to which the Company provided financial guarantees. The assets of these entities, which are principally reported within “Other assets” on MBIA’s consolidated balance sheet, totaled $9 million at September 30, 2005 and $17 million at December 31, 2004. Liabilities of the securitizations substantially represented amounts due to MBIA, which were eliminated in consolidation. Additionally, the Company began consolidating a third-party VIE in 2003 as a result of providing a financial guarantee to this entity. The assets and liabilities of this VIE are primarily reported in “Investments held-to-maturity” and “Variable interest entity floating rate notes,” respectively, on the face of the Company’s balance sheet and each totaled approximately $801 million at September 30, 2005 and $601 million at December 31, 2004. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

INVESTMENT MANAGEMENT SERVICES

The Company’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management, LLC (MBIA-AML) and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to the origination of assets for investment purposes. The investment management services operations are comprised of three operating segments: asset/liability products, which include investment agreements and medium-term notes (MTNs) not related to the conduit programs; investment advisory services, which include third-party and related-party advisory services; and conduit programs. During the third quarter of 2004, the Company completed the sale of the assets of 1838 Investment Advisors, LLC, which comprised the Company’s equity advisory services segment. This segment has been reported as a discontinued operation in the Company’s financial statements.

Investment management services’ revenues for the third quarter of 2005 totaled $268.6 million, increasing over 100% compared to the third quarter of 2004. Excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, total revenues increased $83 million or 59% over the third quarter of 2004. For the first nine months of 2005, total revenues of $663 million increased 78% over the same period in 2004. Excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, revenues of $618 million increased 59% over 2004. This growth is primarily attributable to increased activity in the Company’s asset/liability products, particularly the investment agreements and MTNs. Advisory services’ revenues were also favorable compared to 2004 due to growth in managed assets. Total expenses in the third quarter of 2005 were $203 million, up 61% compared to the third quarter of 2004. For the nine months ended September 30, 2005, total expenses increased 59% over the same period in 2004 to $553 million. This increase was primarily driven by higher interest expense from increased asset/liability products activity, which was consistent with the growth in revenues.

Net realized losses from investment securities in the investment management services operations were $1 million in the third quarter of 2005, compared to $0.4 million in the third quarter of 2004. For the nine months ended September 30, 2005, net realized gains were $3 million compared to net realized losses of $3 million in the same period of 2004. Realized gains and losses were generated from the ongoing management of the investment portfolios. Net gains on derivative instruments and foreign exchange related to the investment management services operations were $42 million in the third quarter of 2005 compared to net losses of $14 million in the third quarter of 2004. The net gains in 2005 were primarily generated from an increase in U.S. dollar interest rates resulting in higher market values on pay fixed/receive floating U.S. dollar interest rate swaps associated with the asset/liability products and conduit programs. Similarly, the net losses on derivative instruments and foreign exchange in 2004 were largely due to movements in interest rates on interest rate swaps associated with the asset/liability products and conduit programs. For the first nine months of 2005, net gains on derivative instruments and foreign exchange totaled $42 million compared to net losses of $14 million in 2004. The increase in net gains was primarily attributable to changes in the value of interest rate swaps affected by overall higher interest rates for the first nine months of 2005 versus the first nine months of 2004. These interest rate swaps economically hedge against interest rate movements but do not qualify for hedge accounting treatment under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Fixed-income ending assets under management as of September 30, 2005, which do not include conduit program assets, were $44 billion, 13% above the 2004 year-end level and 17% above the September 30, 2004 level. Conduit assets are held to their contractual maturities and are originated and managed differently from those held as available-for-sale by the Company or those managed for third parties. The following table summarizes the consolidated investment management services’ results and assets under management for the third quarter and first nine months of 2005 and 2004:

	3rd Quarter		Year-to-date		Percent Change
In millions	2005	2004	2005	2004	3rd Quarter		Year-to-date
Interest and fees	$226	$142	$618	$390	59%		59%
Net realized gains (losses)	1	0	3	(3)	240%		(217)%
Net gains (losses) on derivative instruments and foreign exchange	42	(14)	42	(14)	(390)%		(390)%

Total revenues	269	128	663	373	109%		78%

Interest expense	185	106	501	290	73%		73%
Operating expenses	18	20	52	57	(7	) %	(9)%

Total expenses	203	126	553	347	61%		59%

Pre-tax income	$66	$2	$110	$26	2,730%		320%

Fixed-income ending assets under management			$44,289	$37,977			17%

The following provides a summary of the results of each of the investment management services’ businesses by segment.

Asset/liability products’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, totaled $14 million in the third quarter of 2005 compared to $10 million in the third quarter of 2004, resulting in an increase of 44%. For the first nine months of 2005, pre-tax income of $41 million, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, increased 48% over 2004. At September 30, 2005, principal and accrued interest outstanding on investment agreement and medium-term note obligations and securities sold under agreements to repurchase totaled $15.0 billion compared to $12.5 billion at December 31, 2004. Assets supporting these agreements had market values of $15.6 billion and $12.6 billion at September 30, 2005 and December 31, 2004, respectively. These assets are comprised of high quality securities with an average credit quality rating of Double-A.

Advisory services’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, totaled $5 million in the third quarter of 2005 compared to $4 million in the third quarter of 2004. For the first nine months of 2005, pre-tax income of $16 million, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, increased 30% over 2004. Third-party ending assets under management were $18.3 billion and $16.0 billion at September 30, 2005 and December 31, 2004, respectively. The market values of assets related to the Company’s insurance and corporate investment portfolios managed by the investment management services operations at September 30, 2005 were $10.2 billion, consistent with the balance at December 31, 2004 of $10.3 billion.

Conduit program pre-tax income, excluding gains and losses on derivative instruments and foreign exchange, totaled $3 million in the third quarter of 2005 compared to $2 million in the third quarter of 2004. For the first nine months of 2005, pre-tax income of $9 million, excluding gains and losses on derivative instruments and foreign exchange, increased $5 million over 2004. Certain of MBIA’s consolidated subsidiaries have invested in MBIA’s conduit debt obligations or have received compensation for services provided to MBIA’s conduits. As such, MBIA has eliminated intercompany transactions with its conduits from its balance sheet and income statement. After the elimination of such intercompany assets and liabilities, conduit investments and conduit debt obligations were $5.6 billion and $5.3 billion, respectively, at September 30, 2005. The difference between the investments and debt obligations is primarily the result of the elimination of conduit debt owned by other MBIA subsidiaries. The effect of the elimination on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments with a corresponding reduction of medium-term notes.

        Typically, conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the conduits. An underlying rating is the implied rating for the transaction without giving consideration to the MBIA guarantee. All transactions currently funded in the conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted average underlying rating for transactions currently funded in the conduits was A by S&P and A2 by Moody’s at the time such transactions were

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

funded. MBIA estimates that the current weighted average underlying rating of all outstanding conduit transactions was A by S&P and A2 by Moody’s as of September 30, 2005.

MUNICIPAL SERVICES

MBIA’s municipal services operations are consolidated under MuniServices Company (MBIA MuniServices) and provides revenue enhancement services and products to public-sector clients nationwide consisting of discovery, audit, collections/recovery and information (data) services. The municipal services operations also include Capital Asset Holdings GP, Inc. and certain affiliated entities (Capital Asset), a servicer of delinquent tax certificates.

In the third quarter of 2005, the municipal services operations reported pre-tax income of $0.3 million compared to pre-tax income of $0.6 million in the third quarter of 2004. Revenues decreased by 32% and expenses decreased by 30% due to a decline in the delinquent tax certificate portfolio serviced by Capital Asset as a result of tax certificate redemptions. For the nine months ended September 30, 2005 and 2004, pre-tax income was $0.8 million and $0.9 million, respectively.

CORPORATE

The corporate operations consist of net investment income, net realized gains and losses on holding company investment assets, interest expense and corporate expenses. The corporate operations incurred a loss of $100 million in the third quarter of 2005 compared to a loss of $20 million in the same period of 2004. For the nine months ended September 30, 2005 and 2004, the corporate operations incurred a loss of $143 million and $61 million, respectively.

Net investment income increased from $1.9 million in the third quarter of 2004 to $3.4 million in the third quarter of 2005. In the nine months ended September 30, 2005, net investment income increased to $17 million from $7 million in the nine months ended September 30, 2004. The increase was driven by substantially higher invested assets and a shift to longer term higher yielding investments. The increase in the invested assets resulted from additional debt issued by MBIA Inc. and dividends paid by MBIA Corp. to MBIA Inc. in the fourth quarter of 2004, somewhat offset by share repurchases of the Company’s common stock.

The corporate operations incurred $22 million of interest expense in the third quarter of 2005 compared to $18 million in the third quarter of 2004, a 24% increase. For the first nine months of 2005 and 2004, the Company incurred interest expense of $66 million and $53 million, respectively. The increase in interest expense primarily resulted from the issuance of $350 million of debt, partially offset by the retirement of $50 million of debt, in the fourth quarter of 2004.

Corporate expenses were $81 million in the third quarter of 2005 compared with $4 million in the third quarter of 2004. For the nine months of 2005, corporate expenses were $92 million compared with $14 million in the first nine months of 2004. The increase in the third quarter and first nine months of 2005 was principally due to a $75 million accrual of estimated penalties and disgorgement related to the potential settlement of regulatory investigations, as well as additional legal and consulting costs. Information on these investigations is provided in “Note 7: Contingencies” in the Notes to Consolidated Financial Statements.

TAXES

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. However, the effective tax rate fluctuates from time to time as the Company manages its investment portfolio on an after-tax total return basis. The effective tax rate, including tax related to discontinued operations, for the third quarter of 2005 was 35.2%, up from 27.8% for the third quarter of 2004. The increase in the effective tax rate was primarily due to the accrual of regulatory penalties, which are not deductible for purposes of calculating the Company’s Federal income taxes. For the nine months of 2005 and 2004 the effective tax rate was 30.1% and 28.1%, respectively, including tax related to discontinued operations.

CAPITAL RESOURCES

The Company carefully manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its Triple-A claims-paying ratings. Capital resources are defined by the Company as total shareholders’ equity, long-term debt issued for general corporate purposes and various soft capital credit facilities. Total shareholders’ equity at September 30, 2005 was $6.5 billion, with total long-term debt at $1.3 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers to be prudent based on its cash

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

flow and total capital (shareholders’ equity plus long-term debt). The following table shows the Company’s long-term debt and the ratio used to measure it:

	September 30, 2005	December 31, 2004
Long-term debt (in millions)	$1,313	$1,333
Long-term debt to total capital	17%	17%

In August 1999, the Company announced that its board of directors had authorized the repurchase of 11.25 million shares of common stock of the Company, after adjusting for the 2001 stock split. The Company began the repurchase program in the fourth quarter of 1999. In July 2004, the Company completed the repurchase of all 11.25 million shares at an average price of $44.08 per share and received authorization from its board of directors to repurchase 1 million shares under a new repurchase program. On August 5, 2004, the Company’s board of directors authorized the repurchase of an additional 14 million shares of common stock in connection with the new repurchase program. As of September 30, 2005, the Company had repurchased a total of 10 million shares under the current plan at an average price of $57.25 per share, of which 5.9 million shares were repurchased in 2005 at an average price of $57.77 per share. However, no shares were repurchased in the three months ended September 30, 2005.

The Company has various soft capital credit facilities, such as lines of credit and equity-based facilities at its disposal, which further support its claims-paying resources. At September 30, 2005, MBIA Corp. maintained a $450 million limited recourse standby line of credit facility, reduced from $700 million at December 31, 2004, with a group of major Triple-A rated banks to provide funds for the payment of claims in excess of the greater of $500 million or 5% of average annual debt service with respect to public finance transactions. The agreement is for a ten-year term, amended from a seven-year term, which expires in March 2015.

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

LIQUIDITY

Cash flow needs at the parent company level are primarily for dividends to its shareholders and interest payments on its debt. Liquidity and operating cash requirements of the Company are met by its cash flows generated from operations, which were more than adequate in the first nine months of 2005. Management of the Company believes that cash flows from operations will be sufficient to meet the Company’s liquidity and operating cash requirements for the foreseeable future.

Cash requirements have historically been met by upstreaming dividend payments from MBIA Corp. to MBIA Inc. In the first nine months of 2005, the Company’s operating cash flow from continuing operations totaled $621 million compared with $700 million in the first nine months of 2004. The majority of net cash provided by operating activities is generated from premium revenue and investment income in the Company’s insurance operations.

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

In addition to its regular dividends paid during 2004, in the fourth quarter of 2004 MBIA Corp. declared and paid a special dividend of $375 million to MBIA Inc., which was approved by the New York State Department of Insurance. As a result of the payment of the special dividend and under the formula applicable to the payment of dividends, MBIA Corp. may

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

not pay any dividends without prior approval by the New York State Department of Insurance until the fourth quarter of 2005. In the first quarter of 2005, MBIA Corp. requested approval for the payment of additional special dividends as its capital position continues to exceed the capital required by New York State Insurance Law. Approval by the New York State Department of Insurance is still pending on this request.

The Company has significant liquidity supporting its businesses. At September 30, 2005, cash, cash equivalents and short-term investments were approximately $2.3 billion. If, for any reason, significant cash flow reductions occur in any of its businesses, MBIA has alternatives for meeting ongoing cash requirements. They include selling or pledging the fixed-income investments in its investment portfolio, tapping existing liquidity facilities and new borrowings.

As part of MBIA’s external borrowing capacity, it maintained two bank lines totaling $500 million. These bank lines were maintained with a group of highly rated global banks and were comprised of a renewable $167 million facility with a term of 364 days and a $333 million facility with a five-year term maturing in April 2009. In April 2005, the $167 million facility expired on its stated expiration date and the $333 million facility was increased to $500 million and the term was extended one year to April 2010. As of September 30, 2005, there were no balances outstanding under these agreements.

The available-for-sale investment portfolio provides a high degree of liquidity, since it is comprised of readily marketable high quality fixed-income securities and short-term investments. At September 30, 2005, the fair value of the consolidated available-for-sale investment portfolio was $26 billion, as shown in the following table:

	September 30, 2005	December 31, 2004	Percent Change
In millions			2005 vs. 2004
Available-for-sale investments:
Insurance operations:
Amortized cost	$9,812	$9,205	7%
Unrealized net gain (loss)	367	531	(31)%

Fair value	$10,179	$9,736	5%

Investment management services operations:
Amortized cost	$15,284	$12,209	25%
Unrealized net gain (loss)	339	398	(15)%

Fair value	$15,623	$12,607	24%
Corporate operations:
Amortized cost	$226	$731	(69)%
Unrealized net gain (loss)	2	4	(51)%

Fair value	$228	$735	(69)%

Total available-for-sale portfolio:
Amortized cost	$25,322	$22,145	14%
Unrealized net gain (loss)	708	933	(24)%

Fair value	$26,030	$23,078	13%

The increase in the amortized cost of insurance-related available-for-sale investments in 2005 was the result of positive cash flow from operations. The increase in the amortized cost of available-for-sale investments in the investment management services operations was the result of growth in the Company’s asset/liability products program. Corporate investments decreased in the first nine months of 2005 due to increased share repurchase activity by the Company.

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

The weighted average credit quality of the Company’s fixed-income investment portfolios has been maintained at Double-A since its inception. The quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of September 30, 2005 is presented in the following table:

	Insurance		Investment Management Services		Investments Held-to- Maturity		Total
In millions	Fair Value	% of Fixed-Income Investments	Fair Value	% of Fixed-Income Investments	Fair Value	% of Fixed-Income Investments	Fair Value	% of Fixed-Income Investments
Aaa	$6,355	70%	$9,077	62%	$5,544	87%	$20,976	70%
Aa	1,732	19%	2,786	19%	—	—	4,518	15%
A	1,051	11%	2,735	19%	800	13%	4,586	15%
Baa	40	0%	14	0%	—	—	54	0%
Below investment grade	—	—	—	—	—	—	—	—
Not rated	3	0%	—	—	—	—	3	0%

Total	$9,181	100%	$14,612	100%	$6,344	100%	$30,137	100%

MBIA’s consolidated investment portfolio includes investments that are insured by MBIA Corp. (MBIA Insured Investments). At September 30, 2005, MBIA Insured Investments, excluding conduit investments, at fair value represented $4.8 billion or 16% of the total fixed-income investment portfolio. Conduit investments represented $5.5 billion or 18% of the total fixed-income investment portfolio. Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the consolidated investment portfolio, as of September 30, 2005, based on the actual or estimated underlying ratings (i) the weighted average rating of the investment portfolio would be in the Aa range, (ii) the weighted average rating of just the MBIA Insured Investments in the investment portfolio would be in the A range and (iii) less than 1% of the investment portfolio would be rated below investment grade.

The underlying ratings of the MBIA Insured Investments as of September 30, 2005 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating service, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Underlying Ratings Scale In millions	Insurance Portfolio	Investment Management Services Portfolio	Held-to- Maturity Investment Portfolio	Total
Aaa	$44	$548	$1,058	$1,650
Aa	272	187	428	887
A	758	792	2,600	4,150
Baa	301	1,635	1,458	3,394
Below investment grade	108	124	—	232

Total	$1,483	$3,286	$5,544	$10,313

The Company generates significant liquidity from its operations. Because of its risk management policies and procedures, diversification and reinsurance, the Company believes that the occurrence of an event that would significantly adversely affect liquidity is unlikely.

PART I - FINANCIAL INFORMATION

Item 3.	Quantitati ve and Qualitative Disclosures About Market Risk

There has been no material changes in the Company’s market risk during the first nine months ended September 30, 2005. For additional information on market risk, refer to page 37 of the Company’s 2004 Annual Report or Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risk” of the Company’s Form 10-K/A for the year ended December 31, 2004.

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

As disclosed in Note 2 to the consolidated financial statements, MBIA Inc. (the Company) is restating its previously issued consolidated financial statements for 1998 and subsequent years to correct and restate its accounting for the excess-of-loss and quota share agreements (the Reinsurance Transactions) entered into with AXA Re Finance S.A. (ARF) and Muenchener Rueckversicherungs-Gesellshaft (Munich Re) and certain derivatives not qualifying for shortcut method hedge accounting (the Derivative Transactions). In arriving at management’s conclusion that internal control over financial reporting and disclosure controls and procedures were effective as of September 30, 2005, the Company completed an analysis under Staff Accounting Bulletin (SAB) 99 for purposes of determining whether the restatements referred to above were material to prior period financial statements. Upon consideration of the quantitative and qualitative factors in SAB 99, management concluded that (i) prior period financial statements taken as a whole were not materially misstated; (ii) the cumulative impact of the restatement adjustments on shareholders’ equity was not material to the financial statements of any interim or annual periods; (iii) management decided to restate the Company’s previously issued financial statements for the Reinsurance Transactions, as described herein, in connection with potential settlements of investigations by the Securities and Exchange Commission and the New York Attorney General’s office, taking into account developments in the regulatory investigations and further related accounting analyses; and (iv) as it relates to the Derivative Transactions, the Company concluded that the control deficiency that gave rise to the error was not a material weakness, identified the error prior to September 30, 2005 and remediated the control deficiency as of September 30, 2005. Furthermore, the Reinsurance Transactions that gave rise to the related restatement were done in 1998 and, because the Company now has effective controls over these transactions, management has concluded that it has effective controls over the accounting for such transactions as of September 30, 2005.

PART II - OTHER INFORMATION

Ite m 1.	Legal Proceedings

In July 2002, MBIA Corp. filed suit against Royal Indemnity Company (Royal), in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $351 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal has filed an action seeking a declaration that it is not obligated to pay on its policies. If Royal does not honor its policies, MBIA Corp. will be required to make payment on the notes it insured, and will incur material losses under its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. Royal appealed the order, and pledged $391 million of investment grade collateral to MBIA Corp. to secure the entire amount of the judgment, with interest, and has agreed to post additional security for future claims and interest. The Federal District Court has ordered Royal to comply with the pledge agreement. On October 3, 2005, the Court of Appeals for the Third Circuit upheld the decision of the United States District Court for the District of Delaware enforcing the Royal insurance policies and remanded the case to the District Court for a determination of whether the Royal policies cover all losses claimed under the policies. In particular, the Court of Appeals directed the District Court to consider whether the Royal policies cover losses resulting from the misappropriation rather than from defaults by students. MBIA Corp. believes that the Royal policies cover losses even if they result from misappropriations of student payments, but in any event it appears that all or substantially all of the claims made under the Royal policies relate to defaults by students rather than misappropriation of funds. Therefore, MBIA Corp. expects Royal to be required to pay all or substantially all of the claims made under its policies and to be reimbursed for any payments MBIA made under its policies. Royal has appealed the Third Circuit’s ruling and requested that the case be reheard en banc.

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

         In November 2004, the Company received identical document subpoenas from the Securities and Exchange Commission (SEC) and the New York Attorney General’s Office (NYAG) requesting information with respect to non-traditional or loss mitigation insurance products developed, offered or sold by the Company to third parties from January 1, 1998 to the present. While the subpoenas did not identify any specific transaction, subsequent conversations with the SEC and the NYAG revealed that the investigation included the arrangements entered into by MBIA Corp. in 1998 in connection with the bankruptcy of the Delaware Valley Obligated Group, an entity that is part of the Pittsburgh-based Allegheny Health, Education and Research Foundation (AHERF).

On March 9, 2005, the Company received a subpoena from the U.S. Attorney’s Office for the Southern District of New York (U.S. Attorney) seeking information related to the agreements it entered into in connection with the AHERF loss. Thereafter, the Company has received additional subpoenas, substantively identical to each other, and additional informal requests, from the SEC and the NYAG for documents and other information.

On August 19, 2005, the Company received a “Wells Notice” from the SEC indicating that the staff of the SEC is considering recommending that the SEC bring a civil injunctive action against the Company alleging violations of federal securities laws “arising from MBIA’s action to retroactively reinsure losses it incurred from the AHERF bonds MBIA had guaranteed, including, but not limited to, its entering into excess of loss agreements and quota share agreements with three separate counterparties.”

On November 8, 2005, the Company announced that it was in discussions with the SEC, the NYAG and the New York State Insurance Department regarding potential settlements of their investigations into agreements entered into by MBIA Corp. in connection with the AHERF matter. In connection with the potential settlements, the Company announced that it was restating its financial statements to correct and restate its GAAP and statutory accounting for 1998 and subsequent years as discussed in Note 2 to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries included in Part I, Item 1 and “Restatement of Consolidated Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2. In connection with the proposed settlements, the Company accrued $75 million for the total amount the Company estimates, based on discussions to date, it will have to pay in connection with any settlements.

The Company has been cooperating, and is continuing to cooperate fully with the investigations by the SEC, the NYAG, the New York State Insurance Department and the U.S. Attorney. To date, no settlements have been approved by the regulatory agencies, and no assurance can be given that any settlements will be approved. Any settlements may have additional or different terms.

The Company has been named as a defendant in a consolidated private securities litigation suit: In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). Joseph W. Brown, the Company’s Chairman and former Chief Executive Officer, Gary C. Dunton, the Company’s Chief Executive Officer, Nicholas Ferreri, the Company’s Chief Financial Officer, Neil G. Budnick, a Vice President of the Company and the Company’s former Chief Financial Officer and Douglas C. Hamilton, the Company’s Controller were also named as defendants in the suit, as were former Chairman and Chief Executive Officer David H. Elliot and former Executive Vice President, Chief Financial Officer and Treasurer Julliette S. Tehrani. The plaintiffs assert claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs act as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the Class Period).

The allegations contained in the lawsuit include, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with the AHERF loss. The plaintiffs allege that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices. These lawsuits seek unspecified compensatory damages in connection with purchases by members of the class of the Company’s stock at such allegedly inflated prices during the Class Period. The Company does not expect the outcome of the private securities litigation to have a material adverse affect on its financial condition, although the outcome is uncertain and no assurance can be given.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 2.	Unregi stered Sales of Equity Securities and Use of Proceeds

From time to time, the Company repurchases shares of its common stock when, in the opinion of management, it is economically advantageous to do so. In August, 1999, the Company’s board of directors authorized the repurchase of up to 11.25 million shares of the Company’s common stock (after adjusting for the 2001 stock split). In July 2004, the Company completed the repurchase of all 11.25 million shares and received authorization from its board of directors to repurchase 1 million shares under a new repurchase program. On August 5, 2004, MBIA’s board of directors authorized the repurchase of an additional 14 million shares of its common stock in connection with the new repurchase program. The Company will only repurchase shares of its common stock under the repurchase program when it feels that it is economically attractive to do so and in conformity with regulatory and rating agency guidelines.

The following table sets forth repurchases made by the Company in each month during the third quarter of 2005:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July	42,233	$62.21	0	4,995,900
August	47,751	59.14	0	4,995,900
September	10,790	57.65	0	4,995,900

(1)	397,830 shares were purchased by the Company for settling awards under the Company’s long-term incentive plans.

(2)	Repurchased pursuant to stock repurchase plans authorized by the Company’s board of directors in 2004.

Item 6.	E xhibits

31.1	Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 302

32.1	Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 906

32.2	Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 906

99.1	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC. Registrant

Date: November 14, 2005	/s/ NICHOLAS FERRERI
Nicholas Ferreri Chief Financial Officer

Date: November 14, 2005	/s/ DOUGLAS C. HAMILTON
Douglas C. Hamilton Controller (Principal Accounting Officer)