Form 10-K
period 2005-12-31
MBIA INC
filed 2006-03-08
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-9583

MBIA INC.

(Exact name of registrant as specified in its charter)

Connecticut	06-1185706
(State of Incorporation)	(I.R.S. Employer Identification No.)

113 King Street, Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 273-4545

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1 per share	New York Stock Exchange
MBIA Capital/Claymore Managed Duration Investment Grade Municipal Fund	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 -K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                Accelerated filer  ☐                 Non-accelerated filer   ☐

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005 was $7,949,618,222.

As of March 1, 2006, 134,008,680 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference. Portions of the Definitive Proxy Statement of the Registrant, which will be filed on or before March 31, 2006, are incorporated by reference into Parts I and III.

INTRODUCTORY NOTE

In the fourth quarter of 2005, MBIA Inc. (the “Company”) restated it consolidated financial statements as of and for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998, and the Notes related thereto, as further discussed in “Note 2: Restatement Of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries included in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7.

In connection with potential settlements of investigations by the Securities and Exchange Commission (the “SEC”) and the New York Attorney General’s Office (“NYAG”) regarding agreements entered into by its subsidiary, MBIA Insurance Corporation, in 1998 with AXA Re Finance S.A. (“ARF”), Muenchener Rueckversicherungs-Gesellshaft (“Munich Re”) and Converium Re (previously known as Zurich Reinsurance North America) in connection with losses incurred by MBIA Insurance Corporation on insured bonds issued by Allegheny Health, Education and Research Foundation (“AHERF”), as announced on March 8, 2005, the Company restated its financial statements with respect to the agreements with Converium Re. At that time, the Company believed that the accounting for the agreements with ARF and Munich Re was appropriate under Statement of Financial Accounting Standards (“SFAS”) 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” As announced on November 8, 2005, the Company restated its financial statements for the agreements with ARF and Munich Re, made in connection with the potential settlements, to correct and restate its accounting for these agreements because, taking into account developments in the regulatory investigations since March and further accounting analyses, these agreements did not satisfy the risk transfer requirements for reinsurance accounting under SFAS 113. As a result, the Company restated its previously issued financial statements to reflect the agreements with Munich Re and ARF under deposit accounting in accordance with Statement of Position (“SOP”) 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk” instead of under reinsurance accounting. The Company also corrected and restated its 2004 statutory financial statements because they did not satisfy the requirements for reinsurance accounting under Regulation 108 of the New York State Insurance Department (“NYSID”).

Additionally, in the third quarter of 2005, the Company completed a detailed review of its derivative instruments for which it applied shortcut method hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Shortcut method hedge accounting allows the assumption that the change in fair value of a hedged item exactly offsets the change in fair value of the related derivative. After completing its review, the Company determined that certain hedging relationships did not meet every technical aspect of shortcut method hedge accounting, although, such hedging relationships would have qualified for basic hedge accounting. Since the documentation that the Company prepared was designed to support shortcut method hedge accounting, it was not sufficient to support basic hedge accounting. As a result, the Company must account for these derivatives, from 2001 to the present, as if they were not part of hedging relationships, which requires the change in fair value of these derivatives to be reflected in the Company’s income statement without an offsetting change in fair value of the hedged items. The Company restated its financial statements to correct the accounting for these derivatives for the year ended December 31, 2001 and subsequent periods through June 30, 2005. As of October 1, 2005, all of the subject hedging relationships met the requirements for basic hedge accounting and have been recorded as such in the Company’s financial statements for the year ended December 31, 2005.

The restatements were included in the Company’s Amendment No. 1 to Form 10-K filed on Form 10-K/A with the SEC on November 14, 2005 (the “Amended Annual Report”). For a further discussion of the restatements of the Company’s financial statements, see the Amended Annual Report as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Restatement of Consolidated Financial Statements” in Part II, Item 7 and “Note 2: Restatement Of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

ii

iii

PART I

Item 1.	Business

MBIA Inc. (“MBIA” or the “Company”) was incorporated as a business corporation under the laws of the state of Connecticut in 1986. The Company is engaged in providing financial guarantee insurance, investment management services and municipal and other services to public finance and structured finance clients on a global basis. Financial guarantee insurance provides an unconditional and irrevocable guarantee of the payment of the principal of, and interest or other amounts owing on, insured obligations when due. The Company conducts its financial guarantee business through its wholly owned subsidiary MBIA Insurance Corporation (“MBIA Corp.”) and provides investment management products and financial services through its wholly owned subsidiary MBIA Asset Management, LLC (“MBIA Asset Management”).

MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association (the “Association”) which began writing financial guarantees for municipal bonds in 1974. MBIA Corp. is the parent of MBIA Insurance Corp. of Illinois (“MBIA Illinois”) and Capital Markets Assurance Corporation (“CapMAC”), both financial guarantee companies that were acquired by MBIA Corp. MBIA Corp. also owns MBIA Assurance S.A. (“MBIA Assurance”), a French insurance company, and MBIA UK Insurance Limited (“MBIA UK”), a financial guarantee insurance company licensed in the United Kingdom. MBIA UK and MBIA Assurance write financial guarantee insurance in the member countries of the European Union. Generally, throughout the text, references to MBIA Corp. include the activities of its subsidiaries, MBIA UK, MBIA Assurance, MBIA Illinois and CapMAC.

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

MBIA Asset Management offers cash management, customized asset management and investment consulting services to local governments, school districts and other institutional clients. It offers fixed-income asset management services for the investment portfolios of the Company, MBIA Corp. and other affiliates and also for third-party clients. MBIA Asset Management raises funds for investment management through the issuance of investment agreements, which are issued by the Company and guaranteed by MBIA Corp., to states and municipalities and as part of asset-backed or structured securities for the investment of bond proceeds and other funds. It also raises funds through the issuance of medium-term notes (“MTNs”) which are issued by its affiliate MBIA Global Funding, LLC (“GFL”) and guaranteed by MBIA Corp. MBIA Asset Management invests the proceeds of the investment agreements and MTNs in high quality eligible investments both in the United States and abroad. MBIA Asset Management offers these services and products through MBIA Municipal Investors Service Corporation (“MBIA-MISC”), MBIA Investment Management Corp. (“IMC”), MBIA Capital Management Corp. (“CMC”), GFL, Euro Asset Acquisition Limited (“EAAL”) and MBIA Asset Management UK Limited (“AM-UK”).

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

MBIA Corp. Insured Portfolio

At December 31, 2005, the net par amount outstanding on MBIA Corp.’s insured obligations (including insured obligations of MBIA Illinois, MBIA Assurance, MBIA UK and CapMAC, but excluding $15.6 billion of MBIA insured investment agreements and MTNs for MBIA Asset Management) was $585 billion. Net insurance in force, which includes all insured debt service, at December 31, 2005 was $889 billion. Net insurance in force, which is net of cessions to reinsurers, is also net of other reimbursement agreements that relate to certain contracts under which MBIA Corp. is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under accounting principles generally accepted in the United States of America (“GAAP”).

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

MBIA Corp. seeks to maintain a diversified insured portfolio and has designed the insured portfolio to manage and diversify risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic area. As of December 31, 2005, MBIA Corp. had 27,081 policies outstanding (excluding 1,026 policies relating to MBIA Asset Management transactions guaranteed by MBIA Corp.). These policies are diversified among 10,717 “credits,” which MBIA Corp. defines as any group of issues supported by the same revenue source.

The table below sets forth information with respect to the original par amount insured per issue in MBIA Corp.’s portfolio as of December 31, 2005:

MBIA Corp. Original Par Amount Per Issue as of December 31, 2005 (1) (2)

Original Par Amount Written Per Issue	Number of Issues Outstanding	% of Total Number of Issues Outstanding	Net Par Amount Outstanding (In billions)	% of Net Par Amount Outstanding
Less than $10 million	17,238	63.6%	$46.2	7.9%
$10-25 million	4,062	15.0	53.2	9.1
$25-50 million	2,457	9.1	66.4	11.4
$50-100 million	1,627	6.0	82.4	14.1
Greater than $100 million	1,697	6.3	336.8	57.5

Total	27,081	100.0%	$585.0	100.0%

(1)	Excludes $15.6 billion relating to investment agreements and MTNs issued by affiliates of MBIA Asset Management and guaranteed by MBIA Corp.

(2)	Net of reinsurance and other reimbursement agreements. The reimbursement agreements result in a $7.2 billion reduction of outstanding par.

MBIA Corp. underwrites its policies on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life (as opposed to the stated maturity) of its insurance policies in force at December 31, 2005 was 10.4 years. The average life was determined by applying a weighted-average calculation, using the remaining years to maturity of each insured obligation and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings of insured issues. Average annual insured debt service on the portfolio at December 31, 2005 was $69.5 billion.

MBIA Corp. writes financial guarantees for municipal issuers in the United States. Municipal bonds consist of both taxable and tax-exempt bonds and notes that are issued by states, cities, political subdivisions, utility districts, airports, health care institutions, higher educational facilities, housing authorities and other similar agencies, as well as private entities that issue obligations to fund projects that serve a substantial public purpose. These types of obligations are supported by taxes, assessments, fees or tariffs related to use of projects, lease payments or other similar types of revenue streams. MBIA Corp. also guarantees structured finance and asset-backed obligations. In general, structured finance obligations are secured by or payable from a specific pool of assets having an ascertainable future cash flow. MBIA Corp. also insures payments due under credit and other derivatives, including termination payments that may become due upon the occurrence of certain events.

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

Structured finance obligations are either undivided interests in the related assets, or debt obligations collateralized by the related assets. Structured finance transactions are often structured such that the insured obligations benefit from some form of credit enhancement to cover credit risks such as over-collateralization, subordination, excess cash flow or first loss protection. Structured finance obligations contain certain risks including asset risk, which relates to the amount and quality of asset coverage, structural risk, which relates to the extent to which the transaction structure protects the interests of the investors from the bankruptcy of the originator of the underlying assets or the issuer of the securities, and servicer risk, which relates to problems with the transaction servicer (the entity which is responsible for collecting the cash flow from the asset pool) that could affect the servicing of the underlying assets. In general, the asset risk is addressed by sizing the asset pool and its associated protection level based on the historical and expected future performance of the assets. Structural risks primarily involve bankruptcy risks, such as whether the sale of the assets by the originator to the issuer would be upheld in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be required to delay the remittance of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings. Structured finance transactions are usually structured to insulate the investors from the bankruptcy or insolvency of the entity that originated the underlying assets, as well as from the bankruptcy or insolvency of the servicer, and to minimize the likelihood of the bankruptcy or insolvency of the issuer of the obligation. The ability of the servicer to properly service and collect on the underlying assets is also a factor in determining future asset performance. MBIA Corp. addresses these issues through its servicer due diligence and underwriting guidelines, its formal credit review and approval process and its post-closing servicing review and monitoring.

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

The following table shows the diversification of MBIA Corp.’s insured portfolio by bond type:

MBIA Corp. Insured Portfolio by Bond Type

as of December 31, 2005 (1) (2)

(In billions)

	Net Par Amount Outstanding	% of Net Par Amount Outstanding
Bond Type
Global Public Finance
United States
General obligation	$157.2	26.9%
Utilities	68.4	11.7
Special revenue	42.4	7.2
Transportation	32.1	5.5
Health care	30.8	5.3
Higher education	21.8	3.7
Housing	15.0	2.6
Investor-owned utilities	9.4	1.6

Total United States	377.1	64.5

Non-United States
Sovereign	9.0	1.6
Transportation	8.3	1.4
Utilities	4.3	0.7
Investor-owned utilities	3.4	0.6
Sub-sovereign	0.7	0.1
Health care	0.3	0.0
Housing and higher education	0.2	0.0

Total Non-United States	26.2	4.4

Total Global Public Finance	403.3	68.9

Global Structured Finance
United States
Collateralized debt obligations	41.9	7.1
Asset-backed:
Other	12.7	2.2
Auto	9.3	1.6
Credit cards	4.0	0.7
Leasing	0.4	0.1
Mortgage-backed:
Home equity	17.2	2.9
Other	6.2	1.1
First mortgage	2.7	0.5
Pooled corp. obligations & other	18.3	3.1
Financial risk	1.3	0.2

Total United States	114.0	19.5

Non-United States
Collateralized debt obligations	37.0	6.3
Mortgage-backed:
First mortgage	13.0	2.2
Other	4.6	0.8
Home equity	0.6	0.1
Pooled corp. obligations & other	7.0	1.2
Asset-backed:
Other	3.5	0.6
Leasing	0.6	0.1
Auto	0.3	0.1
Credit cards	0.3	0.1
Financial risk	0.8	0.1

Total Non-United States	67.7	11.6

Total Global Structured Finance	181.7	31.1

Total	$585.0	100.0%

(1)	Excludes $15.6 billion relating to investment agreements and MTNs issued by affiliates of MBIA Asset Management and guaranteed by MBIA Corp.

(2)	Net of reinsurance and other reimbursement agreements. The reimbursement agreements result in a $7.2 billion reduction of outstanding par.

As of December 31, 2005, of the $585 billion outstanding net par amount of obligations insured, $403.3 billion, or 68.9%, were insured in the global public finance market and $181.7 billion, or 31.1%, were insured in the global structured finance market.

The table below shows the diversification by type of insurance written by MBIA Corp. in each of the last five years:

MBIA Corp. Net Par Amount Written by Bond Type (1)

(In millions)

	2001	2002	2003	2004	2005
Bond Type
Global Public Finance
United States
General obligation	$15,848	$23,533	$25,802	$27,753	$27,586
Utilities	6,350	8,101	14,058	9,453	10,783
Special revenue	5,567	7,307	8,057	7,425	7,591
Transportation	1,098	3,930	3,877	4,055	5,266
Higher education	2,110	2,026	1,272	2,729	4,370
Housing	2,723	2,318	2,807	1,657	3,248
Health care	1,244	1,655	1,928	1,746	1,609
Investor-owned utilities	1,652	172	—	1,002	608

Total United States	36,592	49,042	57,801	55,820	61,061

Total Non-United States	2,923	3,280	8,938	4,105	3,102

Total Global Public Finance	39,515	52,322	66,739	59,925	64,163

Global Structured Finance
United States
Mortgage backed:
Home equity	7,206	5,367	2,901	8,793	8,465
Other	2,234	1,429	1,218	1,335	80
First mortgage	2,561	1,049	771	955	708
Corporate debt obligations	10,492	18,476	5,000	8,759	7,830
Pooled corp. obligations & other	3,282	4,109	4,573	6,230	6,324
Asset backed:
Auto	14,443	7,279	6,264	3,867	4,335
Other	1,958	1,132	874	903	1,610
Credit Cards	8,418	1,787	1,010	1,109	—
Leasing	2,307	448	853	304	—
Financial risk	149	1,256	212	5	—

Total United States	53,050	42,332	23,676	32,260	29,352

Total Non-United States	11,114	17,982	18,385	15,385	17,343

Total Global Structured Finance	64,164	60,314	42,061	47,645	46,695

Total	$103,679	$112,636	$108,800	$107,570	$110,858

(1)	Par amount insured by year, net of reinsurance and other reimbursement agreements that relate to contracts under which MBIA Corp. is entitled to payment in the event of losses on its insured portfolio but which do not qualify as reinsurance under GAAP.

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

MBIA Corp. Insured Portfolio Outstanding by Geographic Location

As of December 31, 2005 (1) (2)

	Net Par Amount Outstanding (In billions)	% of Net Par Amount Outstanding
United States
California	$66.9	11.4%
New York	39.9	6.8
Florida	25.5	4.4
Texas	20.7	3.5
New Jersey	18.5	3.2
Illinois	16.6	2.8
Pennsylvania	14.3	2.4
Massachusetts	14.3	2.4
Washington	12.2	2.1
Michigan	12.1	2.1

Sub-Total	241.0	41.1
Other States & Territories	141.6	24.3
Nationally Diversified	108.5	18.5

Total United States	491.1	83.9

Non-United States
Regional Specific	48.3	8.3
Internationally Diversified	45.6	7.8

Total Non-United States	93.9	16.1

Total	$585.0	100.0%

(1)	Excludes $15.6 billion relating to investment agreements and MTNs issued by affiliates of MBIA Asset Management and guaranteed by MBIA Corp.

(2)	Net of reinsurance and other reimbursement agreements. The reimbursement agreements result in a $7.2 billion reduction of outstanding par.

MBIA Corp. underwriting guidelines limit the net insurance in force for any one insured credit. In addition, MBIA Corp. is subject to both rating agency and regulatory single-risk limits with respect to any insured bond issue. As of December 31, 2005, MBIA Corp.’s net par amount outstanding for its ten largest insured public finance credits totaled $23.5 billion, representing 4.0% of MBIA Corp.’s total net par amount outstanding, and the net par outstanding for its ten largest structured finance credits (without aggregating common issuers), was $20.5 billion, representing 3.5% of the total.

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

The Global Public Finance Division has underwriting authority with respect to certain categories of business up to pre-determined par amounts based on a risk-ranking system. In order to ensure that the guidelines are followed, Risk Management monitors and periodically reviews underwriting decisions made by the Global Public Finance Division and also participates in many transactions depending on the risk ranking. Larger, complex, or unique transactions are also then reviewed and approved at MBIA Corp.’s most senior level, the Executive Risk Committee, which consists of the Company’s Chairman, the Chief Executive Officer, the President of MBIA Corp., the Chief Risk Officer, the head of the Structured Finance new business division, the head of the Portfolio Management Group within the Risk Management Division, the head of the Insured Portfolio Management Division and the head credit officer in each of the International and Public Finance Divisions.

For all transactions done by the Global Structured Finance Division (and all Global Public Finance Transactions without decentralized underwriting approval), MBIA Corp.’s review and approval procedure has two stages. The first stage consists of screening, credit review and structuring by the appropriate business unit, in consultation with Risk Management officers. The second stage, consisting of the final review and approval of credit and structure, is performed by an underwriting committee consisting of the head of the applicable business unit, one officer from Risk Management and a third officer from either the Risk Management Division or the Insured Portfolio Management Division. Certain transactions, based on size, complexity, or other factors, are also approved by the Executive Risk Committee.

Premium rates for the Global Public, Global Structured Finance and International Divisions are established by a Pricing Committee with representation from the relevant business unit and from the Pricing Group, which provides pricing and other analysis.

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

MBIA Corp. establishes underwriting guidelines based on those aspects of credit quality that it deems important for each category of obligation considered for insurance. For public finance transactions, these aspects may include economic and social trends, debt management, financial management, adequacy of anticipated cash flow, satisfactory legal structure and other security provisions, viable tax and economic bases, adequacy of loss coverage and project feasibility, including a satisfactory consulting engineer’s report, if applicable. For structured finance transactions, MBIA Corp.’s underwriting guidelines, analysis and due diligence focus on seller/servicer credit and operational quality, the historical and projected performance of the asset pool, and the strength of the structure, including legal segregation of the assets, cash flow analysis, the size and source of first loss protection, asset performance triggers and financial covenants. For all transactions involving a non-U.S. issuer, non-U.S. assets, non-U.S. sources of cash flow or which are not denominated in U.S. dollars also include an assessment of country risk. Most transactions also undergo extensive cash flow analysis and sensitivity testing using scenario-based analysis, “Monte Carlo” probability analysis or both to examine the impact of remote events on credit performance. MBIA Corp.’s underwriting guidelines are subject to periodic review by the Executive Risk Committee, which is responsible for establishing and maintaining underwriting standards and criteria for all insurance products.

In addition to the risk underwriting officers, the Risk Management Group has several other units. The Credit Analysis Group analyzes and monitors MBIA Corp.’s embedded exposure to financial institutions and corporate entities in the form of seller/servicer exposure or as obligors or counterparties on investment contracts, letters of credit, swaps, liquidity and other facilities supporting MBIA Corp. insured issues, and recommends terms and conditions, as well as capacity guidelines for such exposures. The Portfolio Management Group analyzes MBIA Corp.’s insured portfolio using various quantitative tools to test for diversity, credit quality, liquidity and other portfolio characteristics and recommends guidelines for risk concentrations and for internal capital requirements. Recommendations for internal capital requirements are based on a portfolio model that measures risk-adjusted capital by transaction, by sector and for the aggregate portfolio. The Portfolio Management Group also monitors all insured exposure for obligor, country, seller/servicer and other concentrations to minimize the impact of any single risk and to ensure compliance with the applicable regulatory and internal guidelines. The Transaction Analytics Group uses various quantitative tools to test and measure stress resistance on transactions and the Market Risk Group measures and assesses market risk factors in the investment management business and any exposure to market risk factors within the insurance business.

Insured Portfolio Management

The Insured Portfolio Management Division (“IPM” or the “IPM Division”) is responsible for monitoring MBIA Corp.’s outstanding insured obligations. This group’s first function is to detect any deterioration in credit quality or changes in the economic, regulatory or political environment which could adversely affect an MBIA Corp. insured issue, including interrupting the timely payment of debt service. If a problem is detected, the group works with the issuer, trustee, bond counsel, servicer, underwriter and other interested parties in an attempt to alleviate or remedy the problem in order to minimize potential defaults. The IPM Division works closely with Risk Management and the applicable business unit to analyze insured issue performance and credit risk parameters.

Once an obligation is insured, MBIA Corp. typically requires the issuer, servicer (if applicable) and the trustee to furnish periodic financial and asset related information, including audited financial statements, to the IPM Division for review. Potential problems uncovered through this review, such as poor financial results, low fund balances, covenant or trigger violations, trustee or servicer problems, or excessive litigation, could result in an immediate surveillance review and an evaluation of possible remedial actions. The IPM Division also monitors general economic and regulatory conditions, state and municipal finances and budget developments and evaluates their impact on issuers.

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

There are three areas in the IPM Division. The IPM group which supports the Global Public Finance Division handles all types of domestic and international municipal issues such as general obligation, tax-backed, utility, health care, transportation and special revenue bonds, as well as investor-owned utility and project finance transactions. The IPM group which supports the Global Structured Finance Division is responsible for domestic and international structured finance transactions, including future flow transactions and collateralized debt obligations. Each group is responsible for processing waiver and consent requests and other deal modifications within their areas of responsibility. The third area, the Special Situations Group, is described below.

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

A separate unit within IPM (the “Special Situations Group”) assists in addressing insured exposures experiencing significant stress. The Special Situations Group is staffed with personnel with knowledge of, expertise in and experience with impaired credit situations. For issues that experience financial difficulties, deteriorating economic conditions, excessive litigation or covenant or trigger violations, the Special Situations Group works in conjunction with the related IPM personnel to assess and monitor the situation and determine the appropriate course of action, including, if necessary, developing and implementing a remediation strategy.

Investment Management Services

The Company also provides the following investment management products and financial services through its wholly owned subsidiary MBIA Asset Management.

MBIA Asset Management offers cash management, customized asset management and investment consulting services to local governments, school districts and other institutional clients through MBIA-MISC, an SEC-registered investment adviser. At December 31, 2005, $2.7 billion or 35% of the pooled investment programs managed or administered by MBIA-MISC have the benefit of commitments by the Company to cover losses incurred by these investment programs as a result of a decline in program asset values below a predetermined level. MBIA-MISC had $12.4 billion in assets under management at December 31, 2005, up 5% from $11.9 billion at December 31, 2004.

MBIA Asset Management offers fixed-income asset management services for the investment portfolios of the Company, MBIA Corp. and other affiliates and also for third-party clients through CMC, an SEC-registered investment adviser and National Association of Securities Dealers (“NASD”) member firm and through AM-UK, a Financial Services Authority registered investment advisor based in London and formed in November 2004. The market value of assets related to the Company’s insurance and corporate investment portfolios managed by CMC were $10.2 billion at December 31, 2005, down 1% from $10.3 billion at December 31, 2004. In addition, CMC and AM-UK provides investment management services for third parties. The market value of CMC and AM-UK’s third-party assets under management at December 31, 2005 was $5.5 billion, compared with $4.1 billion at December 31, 2004.

MBIA Asset Management raises funds for investment management through guaranteed investment agreements, which are issued by the Company and guaranteed by MBIA Corp., and which are offered to states and municipalities and as part of asset-backed or structured securities for the investment of bond proceeds and other funds. MBIA Asset Management also raises funds through its affiliate GFL. GFL raises funds for management through the issuance of MTNs with varying maturities (“GFL MTNs”), which are in turn guaranteed by MBIA Corp. GFL lends the proceeds of these GFL MTN issuances to the Company (“GFL Loans”). Under agreements between the Company and MBIA Corp., the Company invests the proceeds of the investment agreements and GFL Loans in eligible investments.

At December 31, 2005, principal and accrued interest outstanding on investment agreement and MTN obligations originated by MBIA Asset Management totaled $15.7 billion, compared with $12.5 billion at December 31, 2004. Assets supporting these programs had market values of $15.9 billion and $12.6 billion at December 31, 2005 and December 31, 2004, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A and are pledged to MBIA Corp. in support of its guarantees. MBIA Asset Management manages the programs within a number of risk and liquidity parameters monitored by the rating agencies, and maintains backup liquidity in order to ensure sufficient funds are available to make all payments due on the investment agreement and MTN obligations and to fund operating expenses. In addition, the Company has made a capital investment in these programs, which is available at any time to fund cash needs. In the event that the value of the assets is insufficient to repay the investment agreement and MTN obligations when due, the Company may incur a loss.

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

MBIA Asset Management uses derivative financial instruments to manage interest rate risk and foreign currency risk. Credit default swaps are entered into as an extension of the group’s investment business. Forward delivery agreements are offered and periodically sold to clients. The Company has established policies limiting the amount, type and concentration of such instruments. A source of liquidity risk arises from the ability of some investment agreement counterparties to withdraw moneys on dates other than those specified in the related draw-down schedule. This liquidity risk is somewhat mitigated by provisions in certain of the investment agreements that limit an issuer’s ability to draw on the funds and by risk management procedures that require the regular re-evaluation and re-projection of draw-down schedules. Investments are restricted to fixed-income securities with a credit quality such that the overall minimum average portfolio credit quality is maintained at an average credit quality rating of Double-A. Based upon management’s projections, MBIA Asset Management maintains liquidity sources which are more than sufficient to meet its projected short-term liquidity needs.

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

The Conduits are used by banks and other financial institutions to raise funds for their customers in the capital markets. The Conduits provide funding for multiple customers through special purpose vehicles that issue primarily commercial paper and MTNs. The proceeds from the issuance of the commercial paper or MTNs are used to either make loans to customers which are secured by certain assets or to purchase the assets from the customers. All transactions in the Conduits are insured by MBIA Corp. and are subject to MBIA Corp.’s standard underwriting process.

It is the Company’s policy to obtain an underlying rating from both Moody’s and S&P for each new transaction prior to the execution of such transactions within the Conduits. An underlying rating is the implied rating for the transaction without giving consideration to the MBIA Corp. guarantee. All transactions must be rated investment grade by both S&P and Moody’s before they can be purchased into a Conduit. The weighted-average underlying ratings for transactions currently funded in the Conduits were “A” by S&P and “A2” by Moody’s at the time such transactions were funded in the Conduits. As set forth in the table below, without giving effect to the MBIA Corp. guarantee for transactions currently funded in the Conduits, the Company estimates that the current weighted-average underlying ratings of all outstanding Conduit transactions were “A-” by S&P and “A3” by Moody’s as of December 31, 2005. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating service, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Underlying Rating of Conduit Transactions

Without Giving Effect to the MBIA Corp. Guarantee

as of December 31, 2005

	Fair Value (In thousands)	% of Total Conduit Transactions
Credit Quality Rating
Aaa	$213,502	4.79%
Aa	432,254	9.70
A	1,811,929	40.67
Baa	1,998,039	44.84
Below Investment Grade	—	—

	$4,455,724	100.00%

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

The Conduits enter into derivative instruments primarily as economic hedges against interest rate and currency risks. It is expected that any change in the market value of the derivative instruments will be offset by a change in the market value of the hedged assets or liabilities. However, because the investments are accounted for as held-to-maturity, no change in market value, with the exception of the change in value of foreign currency assets due to changes in foreign currency rates, is recorded in the Company’s financial statements. Any change in the market value of derivative instruments that are not accounted for as hedges under SFAS 133 will be recorded as net gains or losses on derivative instruments and foreign exchange in the Company’s consolidated income statement.

The consolidation of the Conduits has not impacted the Company’s liquidity requirements because Triple-A One Funding Corp. has independently entered into liquidity agreements with third-party providers and because the assets and liabilities of Meridian and Polaris are structured on a match-funded basis.

At December 31, 2005, there were $4.6 billion of assets (the majority of which are investments valued at amortized cost) in the Conduits and $4.4 billion of liabilities issued through the Conduits.

Municipal Services

MBIA MuniServices Company (“MuniServices”) delivers revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, audit, collections/recovery and information (data) services. The municipal services operations also includes Capital Asset Holdings GP, Inc. and certain affiliated entities (“Capital Asset”), a servicer of delinquent tax certificates.

MuniServices owns Capital Asset, which was in the business of acquiring and servicing tax liens. The Company became a majority owner of Capital Asset in December 1998. MuniServices became 100% owner of Capital Asset in December 2003. During the first two quarters of 1999, the Company attempted to sell its interest in Capital Asset. At the end of the second quarter of 1999, the Company ceased these efforts and decided to limit the activities of Capital Asset primarily to the servicing of the portfolios then being serviced by Capital Asset. In the second quarter of 1999, the Company completed an internal evaluation of Capital Asset’s tax lien portfolio, as a result of which the Company determined that it was necessary to write down its investment in Capital Asset by $102 million. In the third quarter of 1999, Capital Asset engaged a specialty servicer of residential mortgages to help manage its business and operations and to assist in administering the tax lien portfolios serviced by Capital Asset and supporting the securitizations insured by MBIA Corp.

In the third quarter of 1999, Capital Asset also completed the refinancing of substantially all of its remaining tax liens. These liens were originally financed through a commercial paper warehouse facility that matured at the end of the third quarter of 1999, which was guaranteed by the Company. The refinancing was accomplished through a securitization transaction in which the tax liens were sold to a qualifying special purpose vehicle which in turn issued notes partially secured by those liens. The proceeds of the securitization were used primarily to extinguish the warehouse facility. This was Capital Asset’s third securitization of tax liens, and MBIA Corp. has insured all of the notes issued by these securitizations. These securitizations were structured through the sale by Capital Asset of substantially all of its tax liens to off-balance sheet qualifying special purpose vehicles that were established in connection with these securitizations. The first transaction, done in 1997, had a revolving bank line of credit, guaranteed by MBIA Corp., to purchase subsequent liens against already encumbered real estate if necessary to protect previous securitized lien positions. This first transaction had an original gross par insured of $285.4 million and an available credit line of $70.0 million. The second transaction, done in 1998, also had a revolving bank line of credit, guaranteed by MBIA Corp., for the same purpose. This transaction had an original gross insured par of $175.6 million and an available credit line of $50.0 million. The final transaction, done in 1999, had an original gross par of $196.0 million. On June 30, 2004, in order to reduce ongoing carrying and other costs, a clean-up call was exercised for the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations. The clean-up call provisions permitted the issuer of the bonds to buy back any remaining tax liens when the principal amount of the bonds fell below ten percent of the original principal amount. In connection with the clean-up calls on June 30, 2004, MBIA Corp. paid $51.5 million (net of reinsurance) under its policies to the trustee for the securitizations, which defeased its remaining exposure to these transactions. Additionally, the payment made by MBIA Corp. related to the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations resulted in the Company consolidating the securitizations in its financial statements.

MBIA Corp. currently insures the third Capital Asset securitization, which is not consolidated. This transaction matures in 2008 and has an outstanding balance of $117 million, for which the Company has posted a case basis reserve of $68 million. Because the ultimate collectibility of tax liens is difficult to estimate, there can be no assurance that the case reserves established to date would be sufficient to cover all future claims under this policy. MBIA Corp. will continue to evaluate the performance of the remaining tax lien portfolio and adjust loss reserves or salvage as and when necessary. See “Losses and Reserves; Remediation” for additional information on the Company’s loss reserving process.

Competition

The financial guarantee insurance business is highly competitive. Several other monoline insurance companies compete directly against MBIA Corp. in writing financial guarantee insurance, all of which, like MBIA Corp., have Triple-A financial strength ratings from Moody’s and S&P. In addition, there are several other monoline insurance companies which compete with MBIA Corp. in writing financial guarantee insurance as a primary insurer which have lower ratings. MBIA Corp. also competes with composite (multi-line) insurers.

Financial guarantee insurance also competes with other forms of credit enhancement, including senior-subordinated structures, credit derivatives, over-collateralization, letters of credit and guarantees (for example, mortgage guarantees where pools of mortgages secure debt service payments) provided by banks and other financial institutions, some of which are governmental agencies or have been assigned the highest credit ratings awarded by one or more of the major rating agencies. Letters of credit are most often issued for periods of less than 10 years, although there is no legal restriction on the issuance of letters of credit having longer terms. Thus, financial institutions and banks issuing letters of credit compete directly with MBIA Corp. to guarantee short-term notes and bonds with a maturity of less than 10 years. To the extent that banks providing credit enhancement may begin to issue letters of credit with commitments longer than 10 years, the competitive position of financial guarantee insurers, such as MBIA Corp., could be adversely affected. Letters of credit are also frequently used to assure the liquidity of a short-term put option for a long-term bond issue. This assurance of liquidity effectively confers on such issues, for the short term, the credit standing of the financial institution providing the facility, thereby competing with MBIA Corp. and other financial guarantee insurers in providing interest cost savings on such issues. Other highly rated institutions, including pension funds and government sponsored entities, also offer third-party credit enhancement on asset-backed and municipal obligations. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer’s alternative of foregoing credit enhancement and paying a higher interest rate. If the interest savings from insurance or another form of credit enhancement are not greater than the cost of such credit enhancement, the issuer will generally choose to issue bonds without third-party enhancement.

Certain characteristics of the Triple-A rated financial guarantee insurance business act as barriers-to-entry to potential new competitors. For example, there are minimum capital requirements imposed on a financial guarantee insurance company by the rating agencies to obtain and maintain Triple-A financial strength ratings and these capital requirements may deter other companies from entering this market. However, there can be no assurance that these capital requirements will deter potential competitors from entering this market or that the market may increasingly accept guarantees provided by Double-A or lower rated insurers who have less stringent capital requirements. In addition, under New York law, multi-line insurers are prohibited from writing financial guarantee insurance in New York State. See “Part I, Item 1. Business—Insurance Regulation.” However, there can be no assurance that major multi-line insurers or other financial institutions will not participate in financial guarantee insurance in the future, either directly or through monoline subsidiaries.

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

As a primary insurer, MBIA Corp. is required to honor its obligations to its policyholders whether or not its reinsurers and others perform their agreement obligations to MBIA Corp. The financial position and financial strength rating of all its reinsurers are monitored by MBIA Corp. on a regular basis. The downgrade or default of one or more of the Company’s reinsurers is not expected to have a material adverse impact on the Company’s ratings, financial condition or results of operations.

As of December 31, 2005, MBIA Corp. has retained $585 billion or 87.9% of the gross par outstanding of all transactions insured by it and its insurance company affiliates and ceded approximately $80.7 billion or 12.1% under reinsurance contracts with reinsurers and other reimbursement agreements. The amounts of exposure ceded to reinsurers at December 31, 2005 and 2004 by bond type and by geographic location are set forth in “Note 22: Reinsurance” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries.

The following table shows the reinsurers providing reinsurance to MBIA measured by outstanding par ceded to and reinsurance recoverables from reinsurers by rating levels at December 31, 2005:

Reinsurers	Standard & Poor’s Rating	Moody’s Rating	Percentage of Total Par Ceded	Reinsurance Recoverable (in thousands)
Channel Reinsurance Ltd.	AAA	Aaa	45.19%	$4,546
Assured Guaranty Corp.	AAA	Aa1	17.73	23,947
Ram Reinsurance Company, Ltd.	AAA	Aa3	12.20	4,386
Ambac Assurance Corporation	AAA	Aaa	9.40	—
Mitsui Sumitomo Insurance Company Ltd.	AA-	Aa3	6.36	2
Swiss Reinsurance Company, Zurich, Switzerland	AA	Aa2	2.81	—
Radian Asset Assurance Inc.	AA	Aa3	1.61	7,838
Assured Guaranty Re Ltd.	AA	Aa2	0.82	—
Sompo Japan Insurance Inc.	AA-	Aa3	0.81	2
Transatlantic Reinsurance Company	AA-	Aa3	0.59	1,620
Other (1)	A or above	A1 or above	2.40	16,347
Not Currently Rated			0.08	277

Total			100.00%	$58,965

(1)	Several reinsurers within this category are not rated by Moody’s.

While Channel Reinsurance Ltd. (“Channel Re”) continues to be rated Triple-A, S&P has revised its rating outlook on Channel Re from “stable” to “negative”. As discussed below, the Company has an equity interest in both Channel Re and the holding company parent of Ram Reinsurance Company, Ltd. (“RAM Re”).

The financial strength ratings of certain of MBIA Corp.’s reinsurers have been downgraded below Triple-A. While these reinsurers continue to remain on risk for potential losses on ceded insurance exposure, the value of the reinsurance to the Company is decreased due to the increased amounts of capital that MBIA Corp. is required to hold with respect to the ceded risks as a result of the reinsurers’ downgrade. Generally, MBIA Corp. has the right to terminate a reinsurance agreement when the reinsurer is downgraded below certain agreed-upon thresholds or if the capital credit received by MBIA Corp. for the reinsurance decreases below the agreed-upon thresholds and it may elect to take back ceded business so as to more effectively deploy its capital. However, in the event that MBIA Corp. elects to take back ceded business from a downgraded reinsurer, there can be no assurance that alternative reinsurance capacity will be available or that MBIA Corp. will be able to secure reinsurance on favorable terms. In the event that MBIA Corp. is unable to obtain reinsurance with a highly rated reinsurer, the amount of capital required to maintain MBIA Corp.’s Triple-A rating could increase.

The Company has launched several initiatives in the past several years which were aimed at increasing its financial flexibility and Triple-A reinsurance capacity and reducing risks in its insured portfolio. These initiatives include making strategic investments in monoline reinsurers, entering into risk allocation arrangements with government entities and arranging for loss protection through other financial products.

In 2003, the Company invested $25 million for an 11.4% ownership interest in the holding company parent of RAM Re, a financial guarantee reinsurer located in Bermuda rated “AAA” by S&P and “Aa3” by Moody’s. The Company’s investment, among other things, assisted RAM Re in maintaining its ratings.

In February 2004, the Company, together with RennaissanceRe Holdings, Ltd., Koch Financial Re, Ltd. and Partner Reinsurance Company Ltd., formed Channel Re, a new Bermuda-based financial guarantee reinsurance company rated Triple-A by S&P and Moody’s. The Company invested $63.7 million for a 17.4% ownership interest in Channel Re.

In February 2004, MBIA Corp. and Channel Re entered into arrangements whereby Channel Re agreed to provide committed reinsurance capacity to MBIA Corp. at least through June 30, 2008. Under treaty and facultative reinsurance arrangements MBIA Corp. agreed to cede to Channel Re and Channel Re agreed to assume from MBIA Corp. varying percentages of designated policies issued by MBIA Corp. The amount of any policy subject to the committed reinsurance arrangements is based on the type of risk insured and on other factors. The reinsurance arrangements provide Channel Re with certain preferential terms, including those related to ceding commissions. The treaty reinsurance arrangement was renewed in 2005.

In September 2004, MBIA Corp. entered into an investment guaranty arrangement with a development agency of the United States government which helps domestic private sector businesses manage risks associated with direct foreign investment. In December 2005, MBIA Corp. entered into a facultative reinsurance arrangement with a development agency of a foreign government which promotes exports and assists domestic manufacturing. Under these arrangements, the agencies undertake to indemnify MBIA Corp. for their respective proportionate share of loss on ceded exposures.

MBIA Corp. may also look to reduce risks embedded in its insured portfolio by entering into derivative transactions or other types of hedging arrangements. In December 2004, MBIA Corp. executed a $550.8 million capital markets transaction in which it hedged a portion, or $275.8 million at closing, of the credit and market risk associated with its synthetic CDO portfolio. In 2004, MBIA Corp. received approval from the NYS Insurance Department for a derivative use plan which authorizes MBIA Corp. to hedge certain risks through the use of derivative instruments and may look to enter into hedging transactions to reduce risks on an individual and portfolio-wide basis.

In 1998, three reinsurers, Converium Reinsurance (North America) Inc. (“Converium”), AXA Re Finance S.A. (“ARF”) and Muenchener Rueckversicherungs-Gesellshaft (“Munich Re”) paid MBIA Corp. $170 million under three separate agreements (each, an “Excess-of-Loss Agreement” and, collectively, the “Excess-of-Loss Agreements”) in connection with losses MBIA Corp. incurred on $265 million of MBIA-insured bonds issued by the Pittsburgh-based Alleghany Health, Education and Research Foundation (“AHERF”). The Excess-of-Loss Agreements were structured as three successive excess-of-loss facilities that aggregated to $170 million. Under the Excess-of-Loss Agreements, Converium paid MBIA Corp. $70 million and Munich Re and ARF each paid MBIA Corp. $50 million.

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

On November 8, 2005, the Company announced its decision to correct and restate its previously issued financial statements for 1998 and subsequent years in connection with potential settlements of investigations by the SEC and the NYAG regarding the Excess-of-Loss Agreements and the Quota Share Agreements entered into with Munich Re and ARF. For a further discussion of the restatement of the Company’s Financial Statements refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 and “Note 2: Restatement Of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

MBIA Corp. has entered into a reinsurance agreement with MBIA UK providing for MBIA Corp.’s reimbursement of the losses incurred by MBIA UK in excess of a specified threshold and a net worth maintenance agreement in which MBIA Corp. agrees to maintain the net worth of MBIA UK, to remain its sole shareholder and not to pledge its shares. Under the reinsurance agreement, MBIA Corp. has agreed to reimburse MBIA UK on an excess-of-loss basis for losses incurred in each calendar year for net retained insurance liability, subject to certain contract limitations. Under the net worth maintenance agreement, MBIA Corp. agrees to maintain a minimum capital and surplus position at MBIA UK in accordance with United Kingdom and New York State legal requirements.

MBIA Corp. and MBIA Assurance have also entered into a reinsurance agreement providing for MBIA Corp.’s reimbursement of the losses incurred by MBIA Assurance in excess of a specified threshold and a net worth maintenance agreement in which MBIA Corp. agrees to maintain the net worth of MBIA Assurance, to remain its sole shareholder and not to pledge its shares. Under the reinsurance agreement, MBIA Corp. has agreed to reimburse MBIA Assurance on an excess-of-loss basis for losses incurred in each calendar year for net retained insurance liability, subject to certain contract limitations. Under the net worth maintenance agreement, MBIA Corp. agrees to maintain a minimum capital and surplus position in accordance with French and New York State legal requirements.

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

Investments and Investment Policy

The Finance Committee of the Board of Directors of the Company approves the Company’s general investment objectives and policies, and also reviews more specific investment guidelines. CMC manages all of MBIA Corp.’s consolidated investment portfolios and substantially all of the Company’s investment portfolios. Investment objectives, policies and guidelines related to CMC’s investment activity on behalf of MBIA Corp. and its insurance company affiliates are also subject to review and approval by the respective Investment Committees of the Boards of Directors of MBIA Corp. and each of its insurance company affiliates.

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

Investment objectives, policies and guidelines related to MBIA Asset Management’s investment agreement and other businesses are also subject to review and approval by the Finance Committee of the Board of Directors and the Executive Market Risk

Committee, which includes various members of senior management. The primary investment objectives of MBIA Asset Management in these businesses are to preserve capital, to achieve an investment duration that closely approximates the expected duration of related liabilities, and to maintain appropriate liquidity.

The Company’s consolidated investment portfolio as shown on its balance sheet at December 31, 2005 was $32.2 billion, of which $5.8 billion represented held-to-maturity investments at amortized cost. The information and tables contained below relate to the Company’s consolidated investment portfolio (the “Investment Portfolio”).

For the year ending December 31, 2005, approximately 66% of the Company’s net income was derived from after-tax earnings on its investment portfolio. The following table sets forth investment income and related data for the years ending December 31, 2003, 2004 and 2005:

Investment Income of the Company

(In thousands)

	2003	2004	2005
Investment income before expenses (1)	$839,948	$1,044,041	$1,357,541
Investment expenses	332,546	455,635	743,257

Net investment income before income taxes	507,402	588,406	614,284
Net realized gains (losses)	80,668	104,206	(7,867)

Total investment income before income taxes	$588,070	$692,612	$606,417

Total investment income after income taxes	$445,560	$517,395	$466,473

(1)	Includes taxable and tax-exempt interest income.

The tables below set forth the composition of the Company’s investment portfolios. The references to “Insurance” in the tables below refer to the investment portfolio assets held by the Company’s insurance operations, the references to “Investment Management Services” refers to investment portfolio assets held by the Company’s investment management services operations and the references to “Investments Held-to-maturity” refer to assets held in the Conduits and certain variable interest entities. The weighted-average yields in the tables reflect the nominal yield on market value as of December 31, 2005, 2004 and 2003.

Investment Portfolio by Security Type

as of December 31, 2005

	Insurance		Investment Management Services		Investments Held-to-maturity
	Fair Value (in thousands)	Weighted Average Yield (1)	Fair Value (in thousands)	Weighted Average Yield (1)	Fair Value (in thousands)	Weighted Average Yield (1)
Investment Category
Fixed-income investments:
Long-term bonds:
Taxable bonds:
U.S. Treasury & Agency obligations	$222,634	4.43%	$93,058	4.74%	$—	—%
GNMAs	183,212	5.28	82,149	5.17	—	—
Other mortgage & asset-backed securities	1,328,851	5.56	6,082,367	4.63	911,253	3.48
Corporate obligations	1,746,580	5.59	8,722,090	5.17	4,823,082	3.21
Foreign obligations (2)	403,539	3.93	231,907	5.17	—	—

Total	3,884,816	5.33	15,211,571	4.95	5,734,335	3.25
Tax-exempt bonds:
State & municipal	5,379,889	4.19	—	—	—	—

Total long-term investments	9,264,705	4.67	15,211,571	4.95	5,734,335	3.25
Short-term investments (3)	945,121	3.88	733,160	4.15	—	—

Total fixed-income investments	10,209,826	4.24%	15,944,731	4.92%	5,734,335	3.25%
Other investments (4)	234,927	—	—	—	—	—

Total investments	$10,444,753	—	$15,944,731	—	$5,734,335	—

(1)	Prospective market yields as of December 31, 2005. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.

(2)	Consists of U.S. dollar denominated and other foreign government and corporate securities.

(3)	Taxable and tax-exempt investments, including bonds with a remaining effective maturity of less than one year.

(4)	Consists of equity investments and other fixed-income investments; yield information not meaningful.

Investment Portfolio by Security Type

as of December 31, 2004

	Insurance		Investment Management Services		Investments Held-to-maturity
	Fair Value (in thousands)	Weighted Average Yield (1)	Fair Value (in thousands)	Weighted Average Yield (1)	Fair Value (in thousands)	Weighted Average Yield (1)
Investment Category
Fixed-income investments:
Long-term bonds:
Taxable bonds:
U.S. Treasury & Agency obligations	$410,038	3.64%	$221,777	4.88%	$—	—%
GNMAs	138,989	5.05	81,278	4.42	—	—
Other mortgage & asset-backed securities	1,473,126	5.16	3,924,261	2.12	419,188	3.00
Corporate obligations	1,715,933	4.97	5,565,288	4.59	7,116,599	2.49
Foreign obligations (2)	607,604	4.74	1,543,882	3.87	—	—

Total	4,345,690	4.88	11,336,486	3.68	7,535,787	2.52
Tax-exempt bonds:
State & municipal	4,728,599	3.88	—	—	—	—

Total long-term investments	9,074,289	4.36	11,336,486	3.68	7,535,787	2.52
Short-term investments (3)	1,160,107	2.51	1,245,085	2.22	—	—

Total fixed-income investments	10,234,396	3.87%	12,581,571	3.54%	7,535,787	2.52%
Other investments (4)	261,865	—	—	—	—	—

Total investments	$10,496,261	—	$12,581,571	—	$7,535,787	—

(1)	Prospective market yields as of December 31, 2004. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.

(2)	Consists of U.S. dollar denominated and other foreign government and corporate securities.

(3)	Taxable and tax-exempt investments, including bonds with a remaining effective maturity of less than one year.

(4)	Consists of equity investments and other fixed-income investments; yield information not meaningful.

Investment Portfolio by Security Type

as of December 31, 2003

	Insurance		Investment Management Services		Investments Held-to-Maturity
	Fair Value (in thousands)	Weighted Average Yield (1)	Fair Value (in thousands)	Weighted Average Yield (1)	Fair Value (in thousands)	Weighted Average Yield (1)
Investment Category
Fixed-income investments:
Long-term bonds:
Taxable bonds:
U.S. Treasury & Agency obligations	$232,964	4.21%	$230,293	4.60%	$—	—%
GNMAs	69,583	3.42	40,324	4.04	—	—
Other mortgage & asset-backed securities	1,107,682	4.02	3,068,440	2.98	414,850	2.14
Corporate obligations	1,974,044	4.48	3,841,142	4.63	8,540,323	1.55
Foreign obligations (2)	468,151	4.40	1,285,341	4.46	—	—

Total	3,852,424	4.30	8,465,540	4.01	8,955,173	2.12
Tax-exempt bonds:
State & municipal	4,771,740	3.55	—	—	—	—

Total long-term investments	8,624,164	3.89	8,465,540	4.01	8,955,173	2.12
Short-term investments (3)	975,836	2.32	937,640	1.32	—	—

Total fixed-income investments	9,600,000	3.73%	9,403,180	3.75%	8,955,173	2.12%
Other investments (4)	357,346	—	—	—	—	—

Total investments	$9,957,346	—	$9,403,180	—	$8,955,173	—

(1)	Prospective market yields as of December 31, 2003. Yield on tax-exempt bonds is presented on a taxable bond equivalent basis using a 35% federal income tax rate.

(2)	Consists of U.S. dollar denominated and other foreign government and corporate securities.

(3)	Taxable and tax-exempt investments, including bonds with a remaining effective maturity of less than one year.

(4)	Consists of equity investments and other fixed-income investments; yield information not meaningful.

The duration of the insurance fixed-income portfolio was 5.3 years as of December 31, 2005 and December 31, 2004. The average maturity of the insurance fixed-income portfolio, excluding short-term investments, as of December 31, 2005 and December 31, 2004 was 7.96 years and 8.46 years, respectively.

The table below sets forth the distribution by contractual maturity of the Company’s consolidated fixed-income investments. Contractual maturity may differ from expected maturity because the borrowers may have the right to call or prepay obligations.

Fixed-Income Investments by Maturity

as of December 31, 2005

	Insurance		Investment Management Services		Investments Held-to-Maturity
	Fair Value (In thousands)	% of Total Fixed- Income Investments	Fair Value (In thousands)	% of Total Fixed- Income Investments	Fair Value (In thousands)	% of Total Fixed- Income Investments
Within 1 year	$783,311	7.7%	$673,879	4.2%	$—	—%
Beyond 1 year but within 5 years	1,116,383	10.9	4,305,433	27.0	3,072,261	53.6
Beyond 5 years but within 10 years	2,213,029	21.7	3,667,527	23.0	825,466	14.4
Beyond 10 years but within 15 years	1,760,220	17.2	1,068,154	6.7	23,333	0.4
Beyond 15 years but within 20 years	694,069	6.8	835,405	5.2	—	—
Beyond 20 years	2,298,886	22.5	3,981,244	25.0	902,022	15.7
Mortgage-backed	1,343,928	13.2	1,413,089	8.9	911,253	15.9

Total fixed-income investments	$10,209,826	100.0%	$15,944,731	100.0%	$5,734,335	100.0%

The credit quality distribution of the Company’s fixed-income investments, which is based on ratings from Moody’s (or from alternate rating sources, such as S&P, for a small percentage of securities that are not rated by Moody’s), is presented in the following table:

Fixed-Income Investments by Credit Quality Rating

as of December 31, 2005 (1)

	Insurance		Investment Management Services		Investments Held-to-Maturity
	Fair Value (In thousands)	% of Total Fixed- Income Investments	Fair Value (In thousands)	% of Total Fixed- Income Investments	Fair Value (In thousands)	% of Total Fixed- Income Investments
Aaa	$6,660,482	68%	$9,776,610	62%	$213,502	4%
Aa	1,921,187	20	3,010,035	19	910,865	16
A	1,103,850	11	2,964,670	19	2,611,929	45
Baa	55,862	1	85,149	0	1,998,039	35
Below Investment Grade	—	—	9,996	0	—	—
Not Rated	2,513	0	0	—	—	—

Total	$9,743,894	100%	$15,846,460	100%	$5,734,335	100%

(1)	Excludes short-term investments with an original maturity of less than one year, but includes bonds having a remaining effective maturity of less than one year.

The Company’s Investment Portfolio includes investments that are insured by MBIA Corp. (“MBIA Insured Investments”). As of December 31, 2005, MBIA Insured Investments, excluding Conduit investments, at fair value represented $4.4 billion or 14% of the total Investment Portfolio. Conduit investments represented $4.5 billion or 14% of the total Investment Portfolio. As set forth in the table below, without giving effect to the MBIA Corp. guarantee of the MBIA Insured Investments in the Investment Portfolio, as of December 31, 2005, based on the actual or estimated underlying ratings (i) the weighted average rating of the Investment Portfolio would be in the Double-A range, (ii) the weighted average rating of just the MBIA Insured Investments in the Investment Portfolio would be in the Single-A range and (iii) approximately 1% of the Investment Portfolio would be rated below investment grade.

Without giving effect to the MBIA guarantee of the MBIA Insured Investments, the underlying ratings (those given to an investment without the benefit of the MBIA Corp. guarantee) of the MBIA Insured Investments as of December 31, 2005 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating service, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

MBIA Insured Investments by Credit Quality Rating

Without Giving Effect to the MBIA Corp. Guarantee

as of December 31, 2005

Underlying Ratings Scale (In thousands)	Insurance Portfolio	Investment Management Services Portfolio	Held-to-Maturity Investment Portfolio	Total
Aaa	$9,716	$478,784	$213,502	$702,002
Aa	233,642	209,400	432,254	875,296
A	624,185	965,835	1,811,929	3,401,949
Baa	285,871	1,291,230	1,998,039	3,575,140
Below Investment Grade	107,047	155,198	—	262,245

Total	$1,260,461	$3,100,447	$4,455,724	$8,816,632

For a discussion surrounding the methodology used by financial guarantee insurance companies to account for investments similar to MBIA Insured Investments, see “Part I, Item 1B. Unresolved Staff Comments.”

Insurance Regulation

MBIA Corp. is licensed to do insurance business in, and is subject to insurance regulation and supervision by, the State of New York (its state of incorporation), the 49 other states, the District of Columbia, Guam, the Northern Mariana Islands, the U.S. Virgin Islands, Puerto Rico, the Kingdom of Spain, the United Kingdom and the Republic of France. MBIA Assurance is licensed to do insurance business in France and is subject to regulation under the corporation and insurance laws of the Republic of France. MBIA Assurance has used the provisions of the EC Third Non-life Insurance Directive (No. 92/49/EEC) to operate in the United Kingdom and in some of the other European Economic Area jurisdictions, both on a services and branch basis and is, to a limited extent, subject to supervision by the United Kingdom’s Financial Services Authority. MBIA UK is licensed to do insurance business in the United Kingdom and is subject to the insurance regulation and supervision of the United Kingdom’s Financial Services Authority. MBIA UK has used the provisions of the EC Third Non-life Insurance Directive to provide cross border services in all jurisdictions in the European Economic Area.

The extent of state insurance regulation and supervision varies by jurisdiction, but New York, Illinois and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies. These laws prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. is required to file detailed annual financial statements with the NYSID and similar supervisory agencies in each of the other jurisdictions in which it is licensed. The operations and accounts of MBIA Corp. are subject to examination by these regulatory agencies at regular intervals.

MBIA Corp. is licensed to provide financial guarantee insurance under Article 69 of the New York Insurance Law. Article 69 defines financial guarantee insurance to include any guarantee under which loss is payable upon proof of occurrence of financial loss to an insured as a result of certain events. These events include the failure of any obligor on or any issuer of any debt instrument or other monetary obligation to pay principal, interest, premium, dividend or purchase price of or on such instrument or obligation when due. Under Article 69, MBIA Corp. is permitted to transact financial guarantee insurance, surety insurance and credit insurance and such other kinds of business to the extent necessarily or properly incidental to the kinds of insurance which MBIA Corp. is authorized to transact. In addition, MBIA Corp. is empowered to assume or reinsure the kinds of insurance described above.

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

The laws and regulations of these states also limit both the aggregate and individual securities risks that MBIA Corp. may insure on a net basis based on the type of obligations insured. California, Connecticut, Florida, Illinois, Maryland and New York, among other things, limit insured average annual debt service on insured municipal bonds with respect to a single entity and backed by a single revenue source (net of qualifying collateral and reinsurance) to 10% of policyholders’ surplus and contingency reserves. California, Connecticut, Florida, Illinois, Maryland and New York also limit the net insured unpaid principal on a municipal bond issued by a single entity and backed by a single revenue source to 75% of policyholders’ surplus and contingency reserves. California, Connecticut, Maryland and New York, among other things, require that the lesser of the insured average debt service and the insured unpaid principal (reduced by the extent to which unpaid principal of the supporting assets and, for New York and California, provided the insured risk is investment grade, exceed the insured unpaid principal), divided by nine, on each issue of asset-backed securities issued by a single entity shall not exceed 10% of policyholders’ surplus and contingency reserves, while Florida limits insured unpaid principal for any one risk to 10% of policyholders’ surplus and contingency reserves. In New Jersey, Virginia and Wisconsin, the average annual debt service on any single issue of municipal bonds (net of reinsurance) is limited to 10% of policyholders’ surplus. Other states that do not explicitly regulate financial guarantee or municipal bond insurance do impose single risk limits which are similar in effect to the foregoing.

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

Prior approval by the NYSID is required for any entity seeking to acquire “control” of the Company, MBIA Corp., or CapMAC. Prior approval by the Illinois Department of Insurance is required for any entity seeking to acquire “control” of the Company, MBIA Corp., MBIA Illinois, or CapMAC. In many states, including New York and Illinois, “control” is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled by an entity, although the supervisory agency may find that “control” in fact does or does not exist when an entity owns or controls either a lesser or greater amount of securities.

The laws of New York regulate the payment of dividends by MBIA Corp. and provide that a New York domestic stock property/casualty insurance company (such as MBIA Corp.) may not declare or distribute dividends except out of statutory earned surplus. New York law provides that the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as shown by the most recent statutory financial statement on file with the NYSID, or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent of Insurance approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings. See “Note 17: Dividends and Capital Requirements” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

The foregoing dividend limitations are determined in accordance with Statutory Accounting Practices (“SAP”), which generally produce statutory earnings in amounts less than earnings computed in accordance with GAAP. Similarly, policyholders’ surplus, computed on a SAP basis, will normally be less than net worth computed on a GAAP basis. See “Note 10: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries for additional information.

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

Investment Management Services Regulation

Subsidiaries of MBIA Asset Management are subject to various federal and state securities and investment regulation. As an SEC-registered investment adviser and an NASD member firm, CMC is subject to the requirements of the Investment Advisers Act of 1940, a Federal statute which regulates registered investment advisers, and to NASD rules and regulations. As an advisor to registered mutual fund investment companies, CMC is also responsible for compliance with the Investment Company Act of 1940. As sponsor/administrator of pooled investment programs, MBIA-MISC is subject to the requirements of the Investment Advisers Act of 1940, as well as certain state laws governing the operation of and permitted investments in local government investment pools in the various states. The activities of AM-UK are subject to supervision by the United Kingdom’s Financial Services Authority.

Losses and Reserves; Remediation

MBIA Corp. establishes both loss and loss adjustment expense reserves to cover non-specific unallocated losses on its insured portfolio and specific case basis reserves with respect to actual and potential losses under specific insurance policies. The unallocated loss and loss adjustment expense reserve (“ULR”) and specific case basis reserves are established by MBIA Corp.’s Loss Reserve Committee, which includes the Company’s Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, head of IPM and other members of senior management.

The unallocated loss reserve is established on an undiscounted basis with respect to MBIA Corp.’s entire insured portfolio. MBIA Corp.’s unallocated loss reserve represents its estimate of losses that have occurred or are probable as a result of credit deterioration in MBIA Corp.’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. The unallocated loss reserve is increased on a quarterly basis using a formula that applies a “loss factor” to MBIA Corp.’s scheduled net earned premium for the respective quarter. Each quarter MBIA Corp. calculates its provision for the unallocated loss reserve as a fixed percentage of scheduled net earned premium. Annually, the Loss Reserve Committee evaluates the appropriateness of the loss factor. In performing this evaluation, the Loss Reserve Committee considers the composition of MBIA Corp.’s insured portfolio by municipal sector, structured asset class, remaining maturity and credit quality, along with the latest industry data, including historical default and recovery experience for the relevant sectors of the fixed-income market, in order to determine if a trend is developing that indicates the loss factor should be increased or decreased. The Loss Reserve Committee reviews the results of its annual evaluation over a period of several years to determine whether any long-term trends are developing. Since 2002, the Company calculated its provision for unallocated loss reserve as 12% of scheduled net earned premium. The Company’s additions to specific case basis reserves in the years ending December 31, 2005 and December 31, 2004 exceeded the amounts reserved for by applying the 12% loss factor to scheduled net earned premium for those years. The Loss Reserve Committee is continuing to monitor this trend and evaluate whether an adjustment to the Company’s current loss factor is appropriate. However, if a catastrophic or very unusual loss occurred, the Loss Reserve Committee would consider increasing the loss factor in order to maintain an adequate level of reserves. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Losses and Loss Adjustment Expenses (LAE)” in Part II, Item 7).

When a case basis reserve is established, MBIA Corp. reclassifies the estimated amount from its unallocated loss reserve in an amount equal to the specific case basis loss reserve. Therefore, the amount of available unallocated loss reserve at the end of each period is reduced by the actual case basis reserves established in the same period. In the event that case basis reserves develop at a significantly faster or slower rate than anticipated by applying the loss factor to net scheduled earned premium, MBIA Corp. will perform a qualitative evaluation with respect to the adequacy of the remaining unallocated loss reserve. In performing this evaluation, MBIA Corp. considers the anticipated amounts of future transfers to existing case basis reserves, as well as the likelihood those policies for which case basis reserves have not been established will require case basis reserves at a faster or slower rate than initially expected.

MBIA Corp. establishes new case basis reserves with respect to a specific insurance policy when the Loss Reserve Committee determines that (i) a claim has been made or is probable in the future with respect to such policy based on specific credit events that have occurred and (ii) the amount of the ultimate loss that MBIA will incur under such policy can be reasonably estimated. The amount of the case basis reserve with respect to any policy is based on the net present value of the expected ultimate losses and loss adjustment expense payments that MBIA Corp. expects to pay with respect to such policy, net of expected recoveries under salvage and subrogation rights. For years ending after December 31, 2002, the amount of the expected loss, net of expected recoveries, is discounted based on a discount rate equal to the actual yield of the fixed-income portfolio held by the Company’s insurance subsidiaries at the end of the preceding fiscal quarter. Prior to 2003 MBIA Corp. used a flat discount rate. MBIA Corp. believes this yield is an appropriate rate of return for calculating the present value of its reserves as it reflects the rate of return on the assets supporting future claim payments by MBIA Corp. When a case basis reserve is established for an insured obligation, MBIA Corp. continues to record premium revenue until it believes that premiums will no longer be collected on that obligation.

A number of variables are taken into account in establishing specific case basis reserves for individual policies. These variables include the creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligation, the projected cash flow or market value of any assets that support the insured obligation and the historical and projected loss rates on such assets. Factors that may affect the actual ultimate realized losses for any policy include the state of the economy, changes in interest rates, rates of inflation and the salvage values of specific collateral. The methodology used by the Company for determining when a case basis reserve is established may differ from other financial guarantee insurance companies, as well as from other property and casualty insurance enterprises.

The Financial Accounting Standards Board (“FASB”) staff is considering whether additional guidance with respect to accounting for financial guarantee insurance should be provided and has agreed to consider the accounting by insurers for financial guarantee insurance. As part of this project, the FASB will consider several aspects of the insurance accounting model for financial guarantee insurers, including loss recognition and reserve methodology. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Losses and Loss Adjustment Expenses (LAE)” in Part II, Item 7).

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

In the event MBIA Corp. determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that policy. As of December 31, 2005, MBIA Corp. had 38 issues on the Classified List for which it has established $453.9 million in aggregate net case reserves.

At December 31, 2005, case basis reserves established for three credits, a health care facility in Pennsylvania, Enhanced Equipment Trust Certificates insured by MBIA Corp. and one tax lien transaction, comprised $316.6 million of the $453.9 million in total case basis reserves for future claims. The remaining case basis reserves are related to various insured obligations including collateralized debt obligations, mortgage-backed securities and obligations backed by manufactured housing. For more information on these insured issues and other insured exposes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Losses and Loss Adjustment Expenses (LAE)” in Part II, Item 7.

Both MBIA Illinois and CapMAC currently do not write new business. MBIA Corp. has reinsured their respective net liabilities on financial guarantee insurance business and maintains required reserves in connection therewith.

Management believes that MBIA Corp.’s reserves, calculated on a GAAP and SAP basis, are adequate to cover the ultimate net cost of claims. However, because the reserves are based on management’s judgment and estimates, there can be no assurance that the ultimate liability will not exceed such estimates.

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

From inception, MBIA Corp. has had 82 insured issues requiring claim and/or liquidity payments. There are currently ten additional insured issues for which case loss reserves have been established for expected future claims but for which claims have not yet been paid. The Company’s experience is that early detection and continued involvement by IPM are crucial in avoiding or minimizing potential draws on the related insurance policy. There can be no assurance, however, that there will be no material losses in the future in respect of any issues guaranteed by MBIA Corp., MBIA UK, MBIA Assurance, MBIA Illinois or CapMAC or that the amount of reserves will be adequate to cover such losses.

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

The rating agencies have confirmed their Triple-A financial strength ratings assigned to MBIA Corp., CapMAC, MBIA Illinois, MBIA Assurance and MBIA UK in every year since those ratings were first assigned. The ratings for MBIA Illinois and CapMAC are based in significant part on the reinsurance agreements between MBIA Corp. and MBIA Illinois and MBIA Corp. and CapMAC, respectively. The ratings of MBIA UK and MBIA Assurance are based in significant part on the reinsurance agreements and net worth maintenance agreements MBIA Corp. has entered into with both MBIA UK and MBIA Assurance. See “Part I, Item 1. Business-Reinsurance.”

Capital Facilities

MBIA Corp. is party to a Credit Agreement, dated as of December 29, 1989 (the “Credit Agreement”), with various highly-rated banks to provide MBIA Corp. with an unconditional, irrevocable line of credit to cover losses in excess of a specified amount with respect to its public finance policies. The line of credit is available to be drawn upon by MBIA Corp., in an amount up to $450 million, after MBIA Corp. has incurred cumulative losses (net of any recoveries) in excess of $500 million or 5% of average annual debt service in respect of MBIA Corp.’s public finance policies. The obligation to repay loans made under the Credit Agreement is a limited recourse obligation of MBIA Corp. payable solely from, and secured by a pledge of, recoveries realized on defaulted insured public finance obligations, from certain pledged installment premiums and other collateral. Borrowings under the Credit Agreement are repayable on the expiration date of the Credit Agreement.

The current expiration date of the Credit Agreement is March 31, 2015. The Credit Agreement contains covenants that, among other things, restrict MBIA Corp.’s ability to encumber assets or merge or consolidate with another entity.

MBIA Corp. has access to $400 million of Money Market Committed Preferred Custodial Trust securities (“CPCT Securities”) issued by eight trusts which were created for the primary purpose of issuing CPCT Securities and investing the proceeds in high quality commercial paper or short-term U.S. Government obligations. MBIA Corp. has a put option to sell to the trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the trusts will transfer the proceeds to MBIA Corp. in exchange for the preferred stock that will be held by the trusts. The trusts are vehicles for providing MBIA Corp. the opportunity to access new capital at its sole discretion through the exercise of the put options. The trusts are rated “AA” by S&P and “Aa2” by Moody’s. To date, MBIA Corp. has not exercised its put options under any of these arrangements.

On April 14, 2005, the Company and MBIA Corp. entered into a $500 million five-year unsecured revolving credit facility with a syndicate of banks. The facility replaced a previous facility comprised of two bank lines, a $167 million facility with a term of 364 days (which expired on its stated termination date) and a $333 million facility with a five-year term (which remained in place but which was extended for one year and increased to $500 million). The credit facility contains covenants that, among other things, restrict the Company’s ability to encumber assets or merge or consolidate with another entity and require that the Company maintain a minimum net worth and a maximum debt-to-capital ratio. The expiration date for the facility is April 14, 2010. As of December 31, 2005, there were no balances outstanding under this facility.

Employees

As of February 27, 2006, the Company had 626 employees, 396 in MBIA Corp., 114 in MBIA Asset Management and 116 in MuniServices. No employee is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

Available Information

The Company maintains a website at www.mbia.com. The Company is not including the information on its website as a part of, nor is it incorporating such information by reference into, this Form 10-K. The Company makes available through its website, free of charge, all of its SEC filings, including its annual Form 10-K, any of its quarterly filings on Form 10-Q and any current reports on Form 8-K, as soon as is reasonably practicable after these materials have been filed with the SEC. All such filings were timely posted to the website in 2005.

Executive Officers

The executive officers of the Company and their present ages and positions with the Company as of February 28, 2006 are set forth below.

Name	Age	Position and Term of Office
Joseph W. Brown	57	Chairman (officer since January, 1999)
Gary C. Dunton	50	President and Chief Executive Officer (officer since January, 1998)
Neil G. Budnick	51	Vice President (officer since 1992)
Ram D. Wertheim	51	Vice President, Secretary and General Counsel (officer since January, 2000)
Kevin D. Silva	52	Vice President and Chief Administrative Officer (officer since 1995)
Ruth M. Whaley	49	Vice President and Chief Risk Officer (officer since 1999)
Andrea E. Randolph	53	Vice President and Chief Technology Officer (officer since January, 2004)
Nicholas Ferreri	45	Vice President and Chief Financial Officer (officer since May, 2004)
Mark S. Zucker	57	Vice President (officer since November, 2000)
Mitchell I. Sonkin	53	Vice President (officer since April, 2004)
Clifford D. Corso	44	Vice President (officer since September, 2004)
Christopher E. Weeks	45	Vice President (officer since July, 2004)
Thomas G. McLoughlin	45	Vice President (officer since February, 2005)
William C. Fallon	46	Vice President (officer since July, 2005)
Willard I. Hill, Jr.	50	Vice President and Chief Compliance Officer (officer since January, 2006)

Joseph W. Brown is Chairman of the Company (effective January 7, 1999) and a director of the Company. Prior to joining the Company in January 1999, Mr. Brown was Chairman of the Board of Talegen Holdings, Inc. Mr. Brown served as Chief Executive Officer of the Company from January 1999 to May 2004.

Gary C. Dunton is President and Chief Executive Officer of the Company and a director of the Company. Mr. Dunton has served as President of the Company since 1999 and served as Chief Operating Officer from 2000 to 2004. Mr. Dunton was, prior to joining the Company as an officer, a director of the Company and President of the Family and Business Insurance Group, USF&G Insurance.

Neil G. Budnick is Vice President of the Company and President of MBIA Corp. Mr. Budnick has been primarily involved in the insurance operations area of MBIA Corp. since joining the Company in 1983 and served as Chief Financial Officer from January 1999 to May 2004.

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

Andrea E. Randolph is Vice President and Chief Technology Officer of the Company. Ms. Randolph was the Director of Infrastructure and Operations in the Information Technology Division of MBIA Corp. from February 2000 to January 2004, when she was named the Company’s Chief Technology Officer. Prior to joining MBIA Corp. in February 2000, she was Director of Information Technology – Corporate Investment Division at MetLife.

Nicholas Ferreri is Vice President and Chief Financial Officer of the Company. Until May of 2004 he was in charge of global public finance in MBIA Corp.’s IPM Division and previously served in various capacities in MBIA Corp.’s treasury and pricing groups. Prior to joining the Company in 1997, Mr. Ferreri was with Moody’s Investors Service and Ernst & Young.

Mark D. Zucker is Vice President of the Company and head of the Structured Finance Division. Prior to joining the Company in March 2000, Mr. Zucker was Chief Credit Officer—Investment Banking at Rabobank International.

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

Thomas G. McLoughlin is Vice President of the Company and head of the Public Finance Division. Since joining MBIA Corp. in 1994, he has been primarily involved in the public finance area.

William C. Fallon is Vice President of the Company and head of Corporate and Strategic Planning. Prior to joining the Company in 2005, Mr. Fallon was a partner at McKinsey & Company and co-leader of that firm’s Corporate Finance and Strategy Practice.

Willard I. Hill, Jr. is Vice President and Chief Compliance Officer of the Company. Prior to being named Chief Compliance Officer in December 2005, Mr. Hill was in charge of equity investor relations, a position he has held since joining the Company in 2004. Previously, Mr. Hill was president of the government deferred compensation and domestic emerging markets business at ING US Financial Services. From 1980 to 2000, Mr. Hill held various positions at Aetna.

In February 2005, John Pizzarelli resigned as head of MBIA Corp.’s Public Finance Division and was replaced by Thomas G. McLoughlin. Previously, Mr. McLoughlin had been the head of the Global Transportation and Infrastructure Group in MBIA Corp.’s Public Finance Division.

Item 1A.	Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully when evaluating the Company and its business. The Company’s business, financial condition and results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial individually may also adversely affect our business, financial condition and results of operations.

Reduction in MBIA Corp.’s Financial Strength Ratings Would Materially and Adversely Affect Future Business

MBIA Corp.’s ability to attract new business and to compete with other Triple-A rated financial guarantors is largely dependent on the Triple-A financial strength ratings assigned to it by the major rating agencies and the financial enhancement rating assigned by S&P. MBIA Corp. intends to comply with the requirements imposed by the rating agencies to maintain such ratings; however, no assurance can be given that these requirements will not change or that, even if MBIA Corp. complies with these requirements, one or more of such rating agencies will not lower or withdraw its financial strength ratings of MBIA Corp. or place MBIA Corp. on “negative outlook,” indicating that a downgrade may be considered in the future. MBIA Corp.’s ability to attract new business and to compete with other Triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction, or suggested possibility of reduction, in its ratings. See “Part I, Item 1. Business - Rating Agencies.”

Competition May Have an Adverse Effect on MBIA Corp.’s Business

The businesses engaged in by MBIA Corp. are highly competitive. MBIA Corp. faces competition from other financial guarantee insurance companies, other providers of third-party credit enhancement, such as multi-line insurance companies, credit derivative and swap providers and banks, and alternative financing structures that do not employ third-party credit enhancement. Increased competition, either in terms of price, alternative structures, or the emergence of new providers of credit enhancement, could have an adverse effect on MBIA Corp.’s business. See “Part I, Item 1. Business - Competition.”

Market and Other Factors May Cause Investors and/or Issuers to Decrease Demand for MBIA Corp.’s Products

The demand for financial guarantee insurance depends upon many factors, some of which are beyond the control of MBIA Corp. While all the major financial guarantee insurers have Triple-A financial strength ratings from the major rating agencies, investors may from time to time distinguish among financial guarantors on the basis of various factors, including size, insured portfolio concentration and financial performance. These distinctions may result in differentials in trading levels for securities insured by particular financial guarantors which, in turn, may provide a competitive advantage to those financial guarantors with better trading characteristics. In addition, various investors may, due to regulatory or internal guidelines, lack additional capacity to purchase securities insured by certain financial guarantors, which may provide a competitive advantage to guarantors with fewer insured obligations outstanding. Distinctions in trading values or investor capacity constraints that do not favor MBIA Corp. would have an adverse effect on MBIA Corp.’s ability to attract new business at appropriate pricing levels.

Changes in Interest Rates Could Adversely Affect Financial Condition and Future Business

Increases in prevailing interest rate levels can adversely affect the value of the Investment Portfolio and, therefore, the Company’s financial condition. In the event that investments must be sold in order to make payments on insured exposures, such investments would likely be sold at discounted prices. Additionally, increasing interest rates could lead to increased credit stress on transactions in MBIA Corp.’s insured portfolio.

Prevailing interest rate levels can affect demand for financial guarantee insurance. Lower interest rates are typically accompanied by narrower spreads between insured and uninsured obligations. The purchase of insurance during periods of relatively narrower interest rate spreads will generally provide lower cost savings to the issuer than during periods of relatively wider spreads. These lower cost savings could be accompanied by a corresponding decrease in demand for financial guarantee insurance. Increased interest rates may decrease attractiveness for issuers to enter into capital markets transactions, resulting in a corresponding decreasing demand for financial guarantee insurance.

Demand for Financial Guarantee Insurance Would Decline if Investors’ Confidence in Financial Guarantor Financial Strength Declined

The perceived financial strength of financial guarantee insurers also affects demand for financial guarantee insurance. Should a major financial guarantee insurer, or the industry generally, have its financial strength rating lowered, or suffer for some other reason deterioration in investors’ confidence, demand for financial guarantee insurance may be reduced significantly.

Regulatory Change Could Adversely Affect MBIA Corp.’s Ability to Enter into Future Business

The financial guarantee insurance industry has historically been and will continue to be subject to the direct and indirect effects of governmental regulation, including insurance laws, securities laws, tax laws and legal precedents affecting asset-backed and municipal obligations, as well as changes in those laws. Failure to comply with applicable laws and regulations could expose MBIA Corp. to fines, the loss of its insurance licenses, and the inability to engage in certain business activity. In addition, future legislative, regulatory or judicial changes could adversely affect MBIA Corp.’s ability to pursue its business, materially impacting our financial results. See “Business – Insurance Regulation” in Part I, Item 1 for a description of current insurance regulations affecting MBIA Corp.

The Company has announced that it was in discussions with the SEC, the NYAG and the NYSID regarding potential settlements of their investigations into agreements entered into by MBIA Corp. in connection with the AHERF matter. In connection with the potential settlements with these regulators, the Company restated its financial statements for prior periods and accrued $75 million for the total amount the Company estimates, based on discussions to date, it will have to pay in connection with such settlements. To date, no settlements have been approved by the regulatory agencies. No assurance can be given that any settlements with the Company’s regulators will be approved or that any settlement, if approved, will not have additional or different terms, which terms could have an adverse impact on the Company’s business, prospects or financial condition. See “Legal Proceedings” in Part I, Item 3 for more information on the regulatory investigation.

Revenues Would Be Adversely Impacted Due to Decline in Realization of Installment Premiums

Due to the installment nature of a significant percentage of its premium income, MBIA Corp. has an embedded future revenue stream. The amount of installment premiums actually realized by MBIA Corp. could be reduced in the future due to factors such as early termination of insurance contracts or accelerated prepayments of underlying obligations. Such a reduction would result in lower revenues and would have an adverse effect on the Company’s future financial position.

Adverse Results from Investment Management Services Activities Can Adversely Affect the Company’s Financial Position

The Company’s Investment Management Services businesses have grown as a proportion of its overall business (see “Part I, Item 1. Business- Investment Management Services”). Events that negatively affect the performance of the Investment Management Services businesses could have a negative effect on the overall performance of the Company, separate and distinct from the performance of the Company’s financial guarantee business.

The Company’s Investment Management Services businesses manage several asset-liability programs which enable the Company to earn a spread between the income earned on a portfolio of assets and the interest costs associated with the liabilities incurred to fund the purchase of such assets. These asset-liability programs are managed within a number of risk and liquidity parameters, but there can be no assurance that such parameters are adequate to prevent a decline in the value of the assets or a decline in investment income such that the programs will be unable to service outstanding liabilities. Any resulting loss could have an adverse impact on the Company’s financial position.

Ability to Expand Investment Management Services Activities or Enter into Business Lines May Be Limited by Rating Agencies and/or Others

A rating agency has indicated that it will examine the non-core activities carried on by financial guaranty insurance company affiliates (such as the investment management and related services and sponsored MTN programs carried on by the Company’s Investment Management Services businesses) and their impact on the overall credit profile of affiliated financial guarantors. In the event that a negative view of such activities exists, the Company may elect to delay or forego opportunities to grow its non-core business in the future and/or curtail its current investment management services operations.

Loss Reserves May Not Be Adequate to Cover Potential Losses

The financial guarantees issued by MBIA Corp. insure the financial performance of the obligations guaranteed over an extended period of time, in some cases over 30 years, under policies that MBIA Corp. has, in most circumstances, no right to cancel. As a result of the lack of statistical loss data due to the low level of losses in MBIA Corp.’s financial guarantee business and in the financial guarantee industry in general, particularly in the structured asset-backed area, MBIA Corp. does not use traditional actuarial approaches to determine its loss reserves. Instead, an unallocated loss reserve is established in an amount deemed adequate to cover the expected levels of losses and loss adjustment expense on MBIA Corp.’s overall portfolio. The size of the unallocated loss reserve is determined by a formula, the components of which are reviewed regularly. The establishment of the appropriate level of loss reserves is an inherently uncertain process involving numerous estimates and subjective judgments by management, and therefore, there can be no assurance that actual losses in MBIA Corp.’s insured portfolio will not exceed its loss reserves. Losses from future defaults, depending on their magnitude, could exceed loss reserves and therefore, have an adverse effect on the results of operations and financial condition of MBIA Corp. See “Part I, Item 1. Business - Losses and Reserves; Remediation.”

Unanticipated Catastrophic Events and Operational Risks May Adversely Impact MBIA Corp.’s Insured Portfolio and Future Business

The Company’s insurance operations underwrite and assess credit and other risks using internal models which are based on historical performance and default rates, as well as the Company’s reasonable expectation of future performance. The Company manages its insurance and other exposures in an attempt to minimize the severity and impact of unexpected events. There can be no assurance, however, that the Company’s internal models and portfolio management policies adequately assess and address the risk of unforeseen events, unexpectedly catastrophic events or the impact of risks with a severity significantly higher than those previously experienced, or that the assumptions which underlie the Company’s internal models and policies are accurate. There can be no assurance that the Company will not incur material losses if such unforeseen, catastrophic or high severity events occur. In addition, even in the absence of unforeseen, catastrophic or high severity events, there can be no assurance that the Company’s internal models, portfolio management policies and other internal systems and processes (or models, tools and services provided by third-parties) will be properly utilized or implemented in the normal operation of the Company’s business. Any failure of such processes, models and systems and/or employee misconduct or fraud could have an adverse impact on the Company’s business and financial condition.

Increased Rating Agency Capital Charges May Adversely Impact Future Business

Individual credits in MBIA Corp.’s insured portfolio (including potential new credits) are assessed a rating agency “capital charge” based on a variety of factors including the nature of the credits, their underlying ratings and their expected and actual performance. In the event of an actual or perceived deterioration in creditworthiness, a reduction in the underlying rating or a change in the rating agency capital methodology, the Company may be required to hold more of its capital in reserve against credits in its insured portfolio, regardless of whether losses actually occur, or against potential new business. There can be no assurance that the Company’s capital position will be adequate to meet such increased reserve requirements or that the Company will be able to secure additional capital, especially at a time of actual or perceived deterioration in creditworthiness of new or existing credits. Unless the Company was able to increase its amount of available capital, an increase in capital charges could reduce the amount of capital available to pay claims and support MBIA Corp.’s Triple-A ratings and could have an adverse affect on MBIA Corp.’s ability to write new business.

Potential Impact of General Economic and Geopolitical Conditions May Adversely Affect MBIA Corp.’s Business Prospects and Insured Portfolio

Changes in general economic conditions can adversely impact the Company’s business. Recessions, increases in corporate, municipal or consumer default rates, changes in interest rates, changes in law or regulation and other general economic and geopolitical conditions could adversely impact the Company’s prospects for future business, as well as the performance of MBIA Corp.’s insured portfolio and the Investment Portfolio.

General global unrest could disrupt the economy in this country and around the world and could have a direct material adverse impact on certain industries and on general economic activity. The Company has exposure in certain sectors that could suffer increased delinquencies and defaults as a direct result of these types of events. The Company’s exposure to domestic and international airports and to domestic enhanced equipment trust certificate aircraft securitizations have experienced increased stress as a result of global events since 2001, including a downgrading of the ratings and the bankruptcy of some of the underlying issuers, and could experience further stress in the event of general global unrest in the future. Other exposures that depend on revenues from business and personal travel, such as bonds backed by hotel taxes and car rental fleet securitizations, have experienced or may experience increased levels of delinquencies and default. In addition, certain other sectors in which the Company has insured exposure, such as consumer loan securitizations (e.g., home equity, auto loan and credit card transactions), have experienced increased delinquencies and defaults in the underlying pools of loans and could experience further defaults in the event of future global unrest. To the extent that certain corporate sectors may be vulnerable to credit deterioration and increased defaults in the event of future global unrest, collateralized debt obligations backed by pools of corporate debt issuances in those stressed sectors could also be adversely impacted.

The Company’s insurance operations underwrite exposures to the Company’s reasonable expectation of future performance as well as at various stress levels estimating defaults and other conditions at levels higher than are reasonably expected to occur. There can be no assurance, however, that the Company will not incur material losses if the economic stress and increased defaults in certain sectors caused by change in economic conditions, default rates, global unrest, terrorism or similar events in the future is or will be more severe than the Company currently foresees and had assumed in underwriting its exposures.

An Inability to Access Capital Could Adversely Affect Liquidity and Impact Ability to Write New Business

The Company’s access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including the long term debt ratings of the Company and the perceptions of the financial strength of MBIA Corp. The Company’s debt ratings are influenced by numerous factors, either in absolute terms or relative to our peer group such as financial leverage, balance sheet strength, capital structure and earnings trends. If the Company cannot obtain adequate capital on favorable terms or at all, the Company’s business, operating results and financial condition could be adversely affected.

MBIA Corp. has entered into credit facilities with third-party providers in order to supplement its capital position. When evaluating the Company’s overall capital position, the rating agencies evaluate the financial strength of these providers, as well as their perceived willingness to fund these facilities if drawn. In the event that the ratings of these capital providers are reduced or withdrawn, the amount of capital credit the Company receives for these facilities would decline. There can be no assurance that the ratings of such providers will not decline in the future, that replacement providers will be available or, in the absence of a rating decline, that the rating agencies would not decrease the amount of capital credit they assign to the Company for such “soft capital” facilities. The inability to obtain adequate replacement capital on favorable terms or at all could have an adverse impact on the Company’s business and financial condition.

Regulatory Regime and Changes to Accounting Rules May Adversely Impact Financial Results Irrespective of Business Operations

The Company applies fair value accounting for the portion of MBIA Corp.’s business executed in credit derivative form as required by SFAS 133 and changes in fair value are recognized immediately in earnings. Therefore, any increases or decreases in the fair value of these credit derivatives will have an immediate corresponding impact on reported earnings. As changes in fair value can be caused by factors unrelated to the performance of the Company’s business such as general market conditions and perceptions of credit risk, as well as events affecting particular insured credit default swap exposures, the application of fair value accounting may cause the Company’s earnings to be more volatile than would be suggested by the actual performance of the Company’s business operations. In addition, due to the complexity of fair value accounting and the application of SFAS 133, future amendments or interpretations of SFAS 133 may cause the Company to modify its accounting methodology in a manner which may have an adverse impact on the Company’s financial results.

In addition, accounting standard and regulatory changes may require modifications to the Company’s accounting methodology, both prospectively and for prior periods and such changes could have an adverse impact on the Company’s financial results. As discussed in “Part I, Item 1B. Unresolved Staff Comments” below, the SEC and the FASB are considering the accounting methodology to be applied by financial guarantee industry participants for claims liability recognition, premium recognition, amortization of deferred policy acquisition costs and financial guarantee enhanced securities held for sale in guarantor investment portfolios. Until any final determination is reached, the Company intends to apply its existing methodology. There can be no certainty, however, that the SEC or the FASB will not require the Company to modify its current methodology, either on a going-forward basis or for prior periods. Any required modification of the Company’s existing methodology, either with respect to these issues or other issues in the future, could have an impact on the Company’s results of operations.

Item 1B.	Unresolved Staff Comments

The Company’s Investment Portfolio includes fixed income investments that were insured by MBIA Corp. at the time such obligations were issued (“MBIA Insured Investments”). As of December 31, 2005, MBIA Insured Investments, (excluding Conduit investments) amounted to $4.4 billion, or 14% of the Company’s total Investment Portfolio. MBIA Insured Investments are accounted for as “available-for-sale” in the Investment Portfolio and recorded at fair value, which includes the value of the MBIA Corp. guarantee. Beginning in January 2005, several financial guarantee industry participants, including the Company, have received written comments from the SEC staff regarding the proper accounting treatment for financial guarantee enhanced securities held for sale in the investment portfolio of the financial guarantor who provided the enhancement for the portfolio security, or in the case of MBIA Corp., MBIA Insured Investments. Recent discussions with the SEC staff suggest that the SEC staff’s tentative view of the appropriate accounting for MBIA Insured Investments is to extinguish a portion of the contingent guarantee obligation related to the amount acquired. The Company cannot predict how the SEC staff will resolve this issue and the resulting impact on the Company’s consolidated financial statements. Until the issue is resolved, the Company intends to apply its existing methodology. There can be no certainty, however, that the SEC will not require the Company to modify its methodology, either on a going-forward basis or for prior periods. For more information on the accounting methodology applied to investments in the Company’s Investment Portfolio, see “Note 3: Significant Accounting Policies – Investments” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries included in Part II, Item 8.

As a result of discussions in January and February 2005 between the SEC staff and several financial guarantee industry participants, including MBIA Corp., regarding differences in loss reserve recognition practices among these participants, the Company understood that the FASB staff would consider whether additional guidance with respect to accounting for financial guarantee insurance should be provided. In June 2005, the FASB decided to add to its agenda a project to consider the accounting by insurers for financial guarantee insurance. As part of this project the FASB will consider several aspects of the insurance accounting model for financial guarantee insurers, including claims liability recognition, premium recognition and the related amortization of deferred policy acquisition costs. The Company cannot currently assess how the FASB’s and SEC staff’s ultimate resolution of this issue will impact MBIA Corp.’s loss reserving policy or the effect it might have on recognizing premium revenue and policy acquisition costs. When the FASB or the SEC reaches a conclusion on this issue, the Company and its financial guarantor peers may be required to change some aspects of its loss reserving policies and the potential changes could extend to premium and expense recognition. Until the issue is resolved, the Company intends to continue to apply its existing policy with respect to the establishment of both case basis and unallocated loss reserves and the recognition of premium revenue and policy acquisition costs. A further description of the Company’s loss reserving policy is included in “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

Item 2.	Properties

MBIA Corp. owns the 265,000 square foot office building on approximately 18 acres of property in Armonk, New York, in which the Company, MBIA Corp. and MBIA Asset Management have their headquarters. The Company has over the past several years added approximately 20 additional acres adjacent to its current headquarters in order to provide an ability to expand its headquarters as needed. MBIA Corp. also has offices with 39,900 square feet of rental space in New York, New York, San Francisco, California, Paris, France, Madrid, Spain, Sydney, Australia, London, England, Milan, Italy, and Tokyo, Japan. MuniServices has a total of 30,390 square feet of rental space in Washington, D.C., Detroit, Michigan, Philadelphia, Pennsylvania, Bensalem, Pennsylvania and five locations in California. Capital Asset rents 21,690 square feet for its offices in Pittsburgh, Pennsylvania, Palm Beach, Florida and Hingham, Massachusetts. MBIA Asset Management has 7,500 square feet of office space in Denver, Colorado. The Company believes that these facilities are adequate and suitable for its current needs.

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

In July 2002, MBIA Corp. filed suit against Royal Indemnity Company (“Royal”), in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $352 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal has filed an action seeking a declaration that it is not obligated to pay on its policies. If Royal does not honor its policies, MBIA Corp. will be required to make payment on the notes it insured, and will incur material losses under its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. Royal appealed the order, and pledged $389 million of investment grade collateral to MBIA Corp. to secure the entire amount of the judgment, with interest, and has agreed to post additional security for future claims and interest. The Federal District Court has ordered Royal to comply with the pledge agreement.

On October 3, 2005, the Court of Appeals for the Third Circuit upheld the decision of the United States District Court for the District of Delaware enforcing the Royal insurance policies and remanded the case to the District Court for a determination of whether the Royal policies cover all losses claimed under the policies. In particular, the Court of Appeals directed the District Court to consider whether the Royal policies cover losses resulting from the misappropriation rather than from defaults by students. MBIA Corp. believes that the Royal policies cover losses even if they result from misappropriations of student payments, but in any event it appears that all or substantially all of the claims made under the Royal policies relate to defaults by students rather than misappropriation of funds. Therefore, MBIA Corp. expects Royal to be required to pay all or substantially all of the claims made under its policies and to be reimbursed for any payments MBIA Corp. made under its policies. Royal has requested that the case be reheard en banc.

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

On March 9, 2005, the Company received a subpoena from the U.S. Attorney’s Office for the Southern District of New York (“U.S. Attorney”) seeking information related to the agreements it entered into in connection with the AHERF loss. Thereafter, the Company has received additional subpoenas, substantively identical to each other, and additional informal requests, from the SEC and the NYAG for documents and other information.

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

On November 8, 2005, the Company announced that it was in discussions with the SEC, the NYAG and the NYSID regarding potential settlements of their investigations into agreements entered into by MBIA Corp. in connection with the AHERF matter. In connection with the potential settlements, the Company announced that it was restating its financial statements to correct and restate its GAAP and statutory accounting for 1998 and subsequent years as discussed in “Note 2: Restatement Of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 and “Restatement of Consolidated Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. In connection with the proposed settlements, the Company accrued $75 million for the total amount the Company estimates, based on discussions to date, it will have to pay in connection with any settlements.

The Company has been cooperating, and is continuing to cooperate fully with the investigations by the SEC, the NYAG, the NYSID and the U.S. Attorney. To date, no settlements have been approved by the regulatory agencies, and no assurance can be given that any settlements will be approved. Any settlements may have additional or different terms.

The Company has been named as a defendant in a consolidated private securities litigation suit: In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). Joseph W. Brown, the Company’s Chairman and former Chief Executive Officer, Gary C. Dunton, the Company’s Chief Executive Officer, Nicholas Ferreri, the Company’s Chief Financial Officer, Neil G. Budnick, a Vice President of the Company and the Company’s former Chief Financial Officer and Douglas C. Hamilton, the Company’s Controller were also named as defendants in the suit, as were former Chairman and Chief Executive Officer David H. Elliot and former Executive Vice President, Chief Financial Officer and Treasurer Julliette S. Tehrani. The plaintiffs assert claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs act as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”). The allegations contained in the lawsuit include, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with the AHERF loss. The plaintiffs allege that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices. These lawsuits seek unspecified compensatory damages in connection with purchases by members of the class of the Company’s stock at such allegedly inflated prices during the Class Period. The Company does not expect the outcome of the private securities litigation to have a material adverse affect on its financial condition, although the outcome is uncertain and no assurance can be given that the Company will not suffer a loss.

Certain officers of the Company and certain members of the Company’s Board of Directors have been named as defendants in a shareholder derivative action filed on behalf of the Company in the Supreme Court of New York, Westchester County on November 9, 2005: Robert Purvis, Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph W. Brown, Neil G. Budnick, C. Edward Chaplin, David C. Clapp, Clifford D. Corso, Gary C. Dunton, Claire L. Gaudiani, Daniel P. Kearney, Laurence H. Meyer, Debra J. Perry, John A. Rolls, and Ruth M. Whaley (Case No. 20099-05). The plaintiff asserts claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties by the named defendants in connection with the Company’s accounting for certain transactions, including the AHERF loss. In addition, the plaintiff alleges that the officer defendants were unjustly enriched as a result of such alleged breach. The lawsuit seeks disgorgement to the Company of compensation granted to such officers, legal costs and unspecified equitable relief to remedy defendant’s breaches of fiduciary duties.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of March 1, 2006 there were 948 shareholders of record of the Company’s common stock. The information concerning dividends on the Company’s common stock is under “Item 1. Business – Insurance Regulation” in this annual report.

The high and low stock prices and dividends with respect to the Company’s common stock for the last two years are set forth below:

	2005			2004
	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$63.33	$52.10	$0.24	$67.34	$58.90	$0.20
June 30	61.35	49.07	0.28	64.90	54.30	0.24
September 30	63.23	54.75	0.28	59.14	52.55	0.24
December 31	64.00	54.15	0.28	65.21	53.43	0.24

The Company expects to continue its policy of paying regular dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition.

From time to time, the Company repurchases shares of its common stock when, in the opinion of management, it is economically advantageous to do. In August 1999, the Company’s Board of Directors authorized the repurchase of up to 11.25 million shares of the Company’s common stock (after adjusting for the 2001 stock split). In July 2004, the Company completed the repurchase of all 11.25 million shares and received authorization from its Board of Directors to repurchase 1 million shares under a new repurchase program. On August 5, 2004, the Board of Directors authorized the repurchase of an additional 14 million shares of its common stock in connection with the new repurchase program. The Company will only repurchase shares of its common stock under the repurchase program when it feels that it is economically attractive to do so and in conformity with regulatory and rating agency guidelines.

The table below sets forth repurchases made by the Company in each month during the fourth quarter of 2005, all of which were purchased by the Company for settling awards under the Company’s long-term incentive plans.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October	1,707	$57.84	0	4,995,900
November	38,962	61.95	0	4,995,900
December	35,649	60.69	0	4,995,900

Item 6.	Selected Financial Data

Selected Financial and Statistical Data

MBIA Inc. and Subsidiaries

Dollars in millions except per share amounts	2005	2004	2003	2002	2001
GAAP Summary Income Statement Data:
Insurance:
Gross premiums written	$985	$1,117	$1,269	$952	$865
Premiums earned	843	850	773	618	547
Net investment income	492	474	438	433	413
Total insurance expenses	294	273	256	217	203
Insurance income	1,056	1,208	1,166	818	795
Investment management services income	131	48	55	34	38
Corporate loss	(173)	(84)	(59)	(64)	(63)
Income from continuing operations before income taxes	1,016	1,173	1,163	789	765
Net income	711	843	825	585	570
Basic EPS:
Income from continuing operations	5.31	5.92	5.74	3.99	3.82
Net income	5.30	5.94	5.75	3.99	3.84
Diluted EPS:
Income from continuing operations	5.19	5.80	5.68	3.96	3.80
Net income	5.18	5.82	5.69	3.96	3.81

GAAP Summary Balance Sheet Data:
Fixed-maturity investments	24,476	20,411	17,090	15,154	13,674
Held-to-maturity investments	5,765	7,540	8,891	—	—
Short-term investments	1,678	2,405	1,913	1,728	707
Other investments	235	262	357	213	135
Total assets	34,561	33,036	30,301	18,796	16,172
Deferred premium revenue	3,185	3,211	3,080	2,755	2,565
Loss and LAE reserves	722	749	712	638	595
Investment agreements	10,806	8,679	6,959	6,388	6,055
Commercial paper	860	2,599	2,640	—	—
Medium-term notes	7,542	6,944	7,092	842	—
Long-term debt	1,210	1,333	1,022	1,033	805
Shareholders’ equity	6,592	6,559	6,150	5,369	4,653
Book value per share	49.17	47.05	42.75	37.10	31.37
Dividends declared per common share	1.120	0.960	0.800	0.680	0.600

Financial Ratios:
Loss and LAE ratio	10.0%	10.0%	10.0%	10.5%	11.1%
Underwriting expense ratio	24.9	22.2	23.2	24.5	26.0
Combined ratio	34.9	32.2	33.2	35.0	37.1

Net debt service outstanding (1)	$889,019	$890,222	$835,774	$781,589	$722,408
Net par amount outstanding (1)	$585,003	$585,575	$541,026	$497,343	$452,409

(1)	Net of reinsurance and other reimbursement arrangements not accounted for as reinsurance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

MBIA is a leading provider of financial guarantee products and specialized financial services. MBIA provides innovative and cost-effective products and services that meet the credit enhancement, financial and investment needs of its public- and private-sector clients worldwide. MBIA manages its activities primarily through three principal business operations: insurance, investment management services and municipal services. The Company’s corporate operations include revenues and expenses that arise from general corporate activities and not from one of the Company’s three principal business operations.

MBIA’s insurance operations are principally conducted through MBIA Insurance Corporation and its subsidiaries (MBIA Corp.). MBIA Insurance Corporation has Triple-A financial strength ratings from Standard and Poor’s Corporation (S&P), Moody’s Investors Service, Inc. (Moody’s), Fitch, Inc. and Rating and Investment Information, Inc. Additionally, MBIA Insurance Corporation’s insurance subsidiaries have Triple-A financial strength ratings from at least S&P and Moody’s. MBIA Corp. issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and credit default swaps and pools of corporate and asset-backed bonds, both in the new issue and secondary markets. The financial guarantees provide an unconditional and irrevocable guarantee of the payment of principal and interest on insured obligations when due.

MBIA’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management, LLC and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to funding assets for third-party clients and for investment purposes.

MBIA’s municipal services operations provide revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, audit, collections/recovery and information services through MBIA MuniServices Company and its wholly owned subsidiaries. Additionally, the municipal services operations include Capital Asset Holdings GP, Inc. and certain affiliated entities (Capital Asset), a servicer of delinquent tax certificates.

The Company’s results of operations for the years ended December 31, 2005, 2004 and 2003 are discussed in the Results of Operations section included herein.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On November 8, 2005, MBIA announced its decision to correct and restate its previously issued financial statements for 1998 and subsequent years in connection with potential settlements of investigations by the Securities and Exchange Commission (SEC) and the New York Attorney General’s Office (NYAG) regarding agreements entered into by its subsidiary, MBIA Corp., in 1998. On November 12, 2005, MBIA filed with the SEC Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended December 31, 2004 to reflect the restatement of its financial statements as of and for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998.

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

The restatement of the Company’s financial statements for the Munich Re and ARF Excess-of-Loss and Quota Share Agreements, made in connection with the potential settlements, corrects and restates its accounting for these agreements because, taking into account developments in the regulatory investigations since March and further accounting analyses, they did not satisfy the risk transfer requirements for reinsurance accounting under SFAS 113. As a result, the Company restated its financial statements issued prior to September 30, 2005 to reflect the Excess-of-Loss and Quota Share Agreements with Munich Re and ARF under deposit accounting in accordance with Statement of Position (SOP) 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk” instead of under reinsurance accounting. The Company also corrected and restated its 2004 statutory financial statements for the Munich Re and ARF Excess-of-Loss and Quota Share Agreements because they did not satisfy the requirements for reinsurance accounting under Regulation 108 of the New York State Insurance Department (NYSID). The restatements did not have a significant effect on the Company’s financial position.

Additionally, in the third quarter of 2005, the Company completed a detailed review of its derivative instruments for which it applied shortcut method hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Shortcut method hedge accounting allows the assumption that the change in fair value of a hedged item exactly offsets the change in fair value of the related derivative. After completing its review, the Company determined that certain hedging relationships did not meet every technical aspect of shortcut method hedge accounting, although, such hedging relationships would have qualified for basic hedge accounting. Since the documentation that the Company prepared was designed to support shortcut method hedge accounting, it was not sufficient to support basic hedge accounting. As a result, the Company must account for these derivatives, from 2001 through September 30, 2005, as if they were not part of hedging relationships, which requires the change in fair value of these derivatives to be reflected in the Company’s income statement without an offsetting change in fair value of the hedged items. The Company has restated its financial statements to correct the accounting for these derivatives for the year ended December 31, 2001 and subsequent periods through June 30, 2005. As of October 1, 2005, all of the subject hedging relationships met the requirements for basic hedge accounting and have been recorded as such in the Company’s financial statements for the year ended December 31, 2005.

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

	As of and For the Three Months Ended March 31, 2005		As of and For the Three Months Ended June 30, 2005
In thousands except per share information	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statement of Income Data:
Ceded premiums	$(35,688)	$(32,126)	$(33,641)	$(31,622)
Net premiums written	246,931	250,493	215,324	217,343
Increase in deferred premium revenue	(40,693)	(39,648)	(6,391)	(3,958)
Scheduled premiums earned	169,873	173,760	177,207	180,902
Refunding premiums earned	36,365	37,085	31,726	32,483
Premiums earned	206,238	210,845	208,933	213,385
Net gains (losses) on derivative instruments and foreign exchange-insurance	(6,075)	(6,072)	4,119	4,002
Total insurance revenues	325,945	330,555	339,264	343,599
Losses and loss adjustment expenses	20,385	20,851	21,265	21,708
Amortization of deferred acquisition costs	16,293	16,657	16,506	16,858
Operating expenses	29,166	30,262	32,268	33,261
Total insurance expenses	65,844	67,770	70,039	71,827
Insurance income	260,101	262,785	269,225	271,772
Net gains (losses) on derivative instruments and foreign exchange-IMS	11,178	27,421	(3,439)	(27,395)
Investment management services income	36,812	53,055	15,372	(8,584)
Income from continuing operations before income taxes	277,706	296,633	261,312	239,903
Provision for income taxes	77,202	83,826	73,722	66,229
Income from continuing operations	200,504	212,807	187,590	173,674
Net income	$200,504	$212,807	$187,590	$173,674

Basic EPS:
Income from continuing operations	$1.46	$1.55	$1.40	$1.30
Net income	$1.46	$1.55	$1.40	$1.30
Diluted EPS:
Income from continuing operations	$1.43	$1.52	$1.37	$1.27
Net income	$1.43	$1.52	$1.37	$1.27

Consolidated Balance Sheet Data:
Deferred acquisition costs	$371,932	$417,454	$383,006	$428,613
Prepaid reinsurance premiums	462,390	427,028	451,113	418,184
Reinsurance recoverable on unpaid losses	33,202	34,091	42,869	41,671
Derivative assets	270,648	270,485	252,637	252,544
Other assets	282,295	281,406	253,843	255,041
Total assets	33,756,665	33,766,662	34,784,595	34,797,180
Loss and loss adjustment expense reserves	755,563	778,064	667,570	690,801
Investment agreements	9,316,470	9,318,116	10,005,780	9,998,534
Deferred income taxes, net	573,849	563,551	661,184	654,888
Derivative liabilities	428,360	427,334	484,842	484,003
Other liabilities	381,426	397,724	396,596	412,019
Total liabilities	27,320,654	27,349,775	28,197,097	28,221,370
Retained earnings	5,377,327	5,361,923	5,527,063	5,497,743
Accumulated other comprehensive income	500,516	496,796	630,628	648,260
Total shareholders’ equity	$6,436,011	$6,416,887	$6,587,498	$6,575,810

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

LOSSES AND LOSS ADJUSTMENT EXPENSES The financial guarantees issued by MBIA Corp. insure scheduled payments of principal and interest due on various types of financial obligations against a payment default on such payments by the issuers of the obligations. Loss and LAE reserves are established by the Company’s Loss Reserve Committee, which is comprised of members of senior management, and require the use of judgment and estimates with respect to the occurrence, timing and amount of a loss on an insured obligation.

The Company establishes two types of loss and loss adjustment expense (LAE) reserves for non-derivative financial guarantees: an unallocated loss reserve and case basis reserves. The unallocated loss reserve is established with respect to the Company’s entire insured portfolio. The Company’s unallocated loss reserve represents the Company’s estimate of losses that have or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations.

Each quarter the Company calculates its provision for the unallocated loss reserve as a fixed percent of scheduled net earned premium. Annually, the Loss Reserve Committee evaluates the appropriateness of this fixed percent loss factor. In performing this evaluation, the Loss Reserve Committee considers the composition of the Company’s insured portfolio by municipal sector, structured asset class, remaining maturity and credit quality, along with the latest industry data, including historical default and recovery experience for the relevant sectors of the fixed-income market in order to determine if a trend is developing that indicates the loss factor should be increased or decreased. In addition, the Company considers its own historical loss activity and how those losses develop over time. The Loss Reserve Committee reviews the results of its annual evaluation over a period of several years to determine whether any long-term trends are developing. The Company’s additions to specific case basis reserves in the years ended December 31, 2005 and 2004 exceeded the 12% loss factor currently used by the Company. The Loss Reserve Committee is continuing to monitor this trend and evaluate whether an adjustment to the Company’s current loss factor is appropriate. However, if a catastrophic or very unusual loss occurred, the Loss Reserve Committee would consider taking an immediate charge through “Losses and loss adjustment expenses” and possibly also increasing the loss factor in order to maintain an adequate level of loss reserves. Since 2002, the Company calculated its provision for the unallocated loss reserve as 12% of scheduled net earned premium.

Significant changes to any variables on which the 12% loss factor is based, over an extended period of time, would likely result in an increase or decrease in the Company’s loss factor with a corresponding increase or decrease in the amount of the Company’s loss and loss adjustment expense provision. For example, as external and internal statistical data are applied to the various sectors of the Company’s insured portfolio, a shift in business written toward sectors with high default rates would likely increase the loss factor, while a shift toward sectors with low default rates would likely decrease the loss factor. Additionally, increases in statistical default rates relative to the Company’s insured portfolio and in the Company’s actual loss experience or decreases in statistical recovery rates and in the Company’s actual recovery experience would likely increase the Company’s loss factor. Conversely, decreases in statistical default rates relative to the Company’s insured portfolio and in the Company’s actual loss experience or increases in statistical recovery rates and in the Company’s actual recovery experience would likely decrease the Company’s loss factor. During the years ended December 31, 2005, 2004 and 2003, the Company calculated its provision for the unallocated loss reserve of $84 million, $85 million and $77 million, respectively. This provision represents loss and loss adjustment expenses as reported on the Company’s income statement.

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

The Company’s total loss reserves of $722 million represent a small fraction of its outstanding net debt service insured of $889 billion. However, management believes that these reserves are adequate to cover ultimate net losses. Given that the reserves are based on estimates, there can be no assurance that the ultimate liability will not exceed such estimates resulting in the Company recognizing additional loss and loss adjustment expense in earnings. While the underlying principles applied to loss reserving are consistent across the financial guarantee industry, differences exist with regard to the methodology and measurement of loss reserves. Alternate methods may produce different estimates than the method used by the Company. Additionally, the accounting for non-derivative financial guarantee loss reserves is possibly subject to change. See “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a description of the Company’s loss and loss adjustment expense accounting policy.

PREMIUM REVENUE RECOGNITION Upfront premiums are earned in proportion to the expiration of the related insured par while installment premiums are earned on a straight-line basis over each installment period, generally one year or less. Therefore, for transactions in which the premium is received upfront, premium earnings are greater in the earlier periods when there is a higher amount of par outstanding. The upfront premiums are apportioned to individual sinking fund payments of a bond issue according to an amortization schedule. After the premiums are allocated to each scheduled sinking fund payment, they are earned on a straight-line basis over the period of that sinking fund payment. Accordingly, deferred premium revenue represents the portion of premiums written that is applicable to the unexpired risk of insured bonds and notes. When an MBIA-insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time since there is no longer risk to the Company.

The effect of the Company’s upfront premium earnings policy is to recognize greater levels of upfront premiums in the earlier years of each policy insured, thus matching revenue recognition with exposure to the underlying risk. Recognizing premium revenue on a straight-line basis over the life of each policy without allocating premiums to the sinking fund payments would materially affect the Company’s financial results. Premium earnings would be more evenly recorded as revenue throughout the period of risk than under the current method, but the Company does not believe that the straight-line method would appropriately match premiums earned to the Company’s exposure to the underlying risk. Therefore, the Company believes its upfront premium earnings methodology is the most appropriate method to recognize its upfront premiums as revenue. The premium earnings methodology used by the Company is similar to that used throughout the financial guarantee industry.

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

MBIA regularly monitors its investments in which fair value is less than amortized cost in order to assess whether such a decline in value is other than temporary and, therefore, should be reflected as a realized loss in net income. Such an assessment requires the Company to determine the cause of the decline and whether the Company possesses both the ability and intent to hold the investment to maturity or until the value recovers to an amount at least equal to amortized cost. Additionally, this assessment requires management to exercise judgment as to whether an investment is impaired based on market conditions and trends and the availability of relevant data. See “Note 13: Investment Income and Gains and Losses” in the Notes to Consolidated Financial Statements for further information regarding other than temporary losses recorded in net income.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The Company’s financial instruments categorized as liabilities primarily consist of obligations related to its asset/liability products, conduit medium-term note and conduit commercial paper programs, and debt issued for general corporate purposes. These liabilities are typically recorded at their face value adjusted for premiums or discounts. The fair values of such instruments are generally not reported within the Company’s financial statements, but rather in the accompanying notes. However, financial liabilities that qualify as part of hedging arrangements under SFAS 133 are recorded at their fair values in the Company’s balance sheet with respect to those risks being hedged. MBIA has instituted cash flow modeling techniques to estimate the value of its liabilities that qualify as hedged obligations under SFAS 133 based on current market data. Other financial liabilities that require fair value reporting or disclosures within the Company’s notes to its financial statements are valued based on underlying collateral, the Company’s estimate of discounted cash flows or quoted market values for similar transactions.

The Company’s exposure to derivative instruments is created through contracts into which it directly enters and through third-party contracts it insures. The majority of MBIA’s exposure to derivative instruments, measured by notional values, is related to certain synthetic collateralized debt obligations (CDOs) that it insures. These contracts meet the definition of a derivative under SFAS 133 but effectively represent an alternate form of financial guarantee execution. The fair values of the Company’s derivative instruments are estimated using various valuation models that conform to industry standards. The Company utilizes both vendor-developed and proprietary models, based on the complexity of transactions. Dealer market quotes are typically obtained for regularly traded contracts and provide the best estimate of fair value for those contracts. However, when reliable dealer market quotes are not available, the Company uses a variety of market data relative to the type and structure of derivative contracts entered into by the Company. Several of the more significant types of market and contract data that influence the Company’s valuation models include interest rates, credit quality ratings, credit spreads, default probabilities and diversity scores. The data is obtained from third-party sources and is reviewed for reasonableness and applicability to the Company’s derivative portfolio. The fair value of the Company’s derivative portfolio may be materially affected by changes in existing market data, the availability of new or improved market data, changes in specific contract data or enhancements to the Company’s valuation models resulting from new market practices.

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

GOODWILL Under SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually. The standard includes a two-step process aimed at determining the amount, if any, by which the carrying value of a reporting unit exceeds its fair value and should be charged as an expense through net income.

In performing its impairment test, the Company determined that the best measure of the fair value of the insurance reporting segment is its book value adjusted for the after-tax effects of net deferred premium revenue less deferred acquisition costs, the present value of installment premiums and a provision for losses to arrive at an adjusted book value. Adjusted book value is a common measure used by analysts to determine the value of financial guarantee companies.

In performing the impairment test for the investment management services operations, the fair values of the reporting segments were determined using a multiple of earnings before income tax, depreciation and amortization (EBITDA), as this is a common measure of fair value in the investment management industry. The multiple was determined based on a review of current industry valuation practices.

The Company performed its annual impairment testing of goodwill as of January 1, 2005 and January 1, 2006. On both dates, the fair values of the reporting segments exceeded their carrying values indicating that goodwill was not impaired. Alternate valuation methods would have likely produced different fair values. However, the Company believes that the valuation methods used provided the best estimates of fair value.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The following table presents highlights of the Company’s consolidated financial results for 2005, 2004 and 2003. Items listed under “Other per share information (effect on net income)” are items that management commonly identifies for the readers of its financial statements because they are a by-product of the Company’s operations or due to general market conditions beyond the control of the Company.

In millions except per share amounts	2005	2004	2003
Revenues:
Insurance	$1,350	$1,481	$1,423
Investment management services	910	538	412
Municipal services	25	27	27
Corporate	16	8	24

Gross revenues from continuing operations	2,301	2,054	1,886
Expenses:
Insurance	295	273	256
Investment management services	780	491	357
Municipal services	22	26	26
Corporate	188	92	84

Gross expenses from continuing operations	1,285	882	723
Provision for income taxes	304	332	340

Income from continuing operations, net of tax	712	840	823
Income (loss) from discontinued operations, net of tax	(1)	3	2

Net income	$711	$843	$825
Net income per share information:*
Net income	$5.18	$5.82	$5.69
Other per share information (effect on net income):
Penalties and disgorgement	$(0.52)	—	—
Accelerated premium earned from refunded issues	$0.61	$0.59	$0.54
Net realized gains (losses)	$(0.04)	$0.47	$0.36
Net gains (losses) on derivative instruments and foreign exchange	$0.18	$(0.01)	$0.43
Income (loss) from discontinued operations	$(0.01)	$0.02	$0.01

*	All per share calculations are diluted.

Consolidated revenues from continuing operations increased 12% to $2.3 billion in 2005 from $2.1 billion in 2004. The growth in consolidated revenues was primarily due to a substantial increase in investment management services’ interest income resulting from growth in asset/liability products. Offsetting the increase in investment management services’ revenues was a decrease in insurance revenues resulting from a decline in gains on investment securities. Consolidated expenses from continuing operations increased 46% to $1.3 billion in 2005 from $882 million in 2004. This increase was principally due to an increase in investment management services’ interest expense, which was commensurate with the increase in interest income, and estimated penalties and disgorgement related to the potential settlement of regulatory investigations of the Company. Net income for 2005 of $711 million was down 16% from $843 million for 2004. Net income per share was $5.18 for 2005 compared with $5.82 for 2004, an 11% decrease.

Consolidated revenues from continuing operations for 2004 were $2.1 billion compared with $1.9 billion for 2003, a 9% increase. The growth in consolidated revenues was primarily due to increases in insurance premium earnings and investment income, investment management services medium-term note program revenues and the full-year impact of the consolidation of conduit revenues. Consolidated expenses for 2004 were $882 million compared with $723 million for 2003, a 22% increase. This increase was primarily due to an increase in investment management services medium-term note program interest and operating expenses and the full year impact of the consolidation of conduit expenses. Net income for 2004 of $843 million was up 2% from $825 million recorded in 2003. Net income per share for 2004 was $5.82 compared with $5.69 for 2003, also a 2% increase.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The Company’s book value at December 31, 2005 was $49.17 per share, up 5% from $47.05 at December 31, 2004. The increase was principally driven by income from operations, which was somewhat offset by the effect of repurchasing shares into treasury stock at prices above the Company’s book value per share. Book value per share has shown steady growth over the past three years with a three-year compound average growth rate of 10%.

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

Revenues from the Company’s insurance operations decreased 9% to $1.35 billion in 2005 compared with $1.48 billion in 2004. The decline in insurance operations’ revenues was primarily the result of a decrease in net gains from investment securities and, to a lesser extent, a decrease in advisory fee income and net gains on derivative instruments. Net investment income increased 4%, partially offsetting the overall decline in revenues. Insurance expenses, which consist of loss and LAE, the amortization of deferred acquisition costs and operating costs, increased 8% to $295 million in 2005 compared with $273 million in 2004. Loss and LAE and the amortization of deferred acquisition costs remained relatively flat. Operating costs increased largely due to loss prevention costs, costs associated with the Company’s Money Market Committed Preferred Custodial Trust securities (CPCT securities), consulting services and a decrease in the rate at which compensation and other costs are deferred as policy acquisition costs. Gross insurance expenses (expenses before ceding commission income and the deferral or amortization of acquisition costs) increased 3% in 2005 compared with 2004.

In 2004, revenues from insurance operations of $1.48 billion increased 4% compared with 2003. The growth in insurance operations revenues in 2004 was due to increases in earned premiums, net investment income and net realized gains offset by decreases in advisory fee income and net gains on derivative instruments. Insurance expenses increased 7% in 2004 compared with 2003. Loss and LAE and the amortization of deferred acquisition costs both increased in line with the increase in earned premiums. Operating expenses increased 3%, principally due to higher compensation costs, premiums related to the renewal of directors’ and officers’ liability insurance and loss prevention costs. Gross insurance expenses for 2004 increased 1% compared with 2003.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The Company’s gross premiums written (GPW), net premiums written (NPW) and net premiums earned for the last three years are presented in the following table:

In millions	2005	2004	2003	Percent Change
				2005 vs. 2004	2004 vs. 2003
Gross premiums written:
U.S.	$710	$737	$862	(4)%	(15)%
Non-U.S.	275	380	407	(28)%	(7)%

Total	$985	$1,117	$1,269	(12)%	(12)%
Net premiums written:
U.S.	$658	$683	$765	(4)%	(11)%
Non-U.S.	200	275	310	(27)%	(11)%

Total	$858	$958	$1,075	(10)%	(11)%
Net premiums earned:
U.S.	$620	$637	$615	(3)%	4%
Non-U.S.	223	213	158	5%	35%

Total	$843	$850	$773	(1)%	10%

GPW reflects premiums received and accrued for in the period and does not include the present value of future cash receipts expected from installment premium policies originated during the period. GPW was $985 million in 2005, down 12% from 2004.

NPW, which represents gross premiums written net of premiums ceded to reinsurers, decreased 10% to $858 million in 2005 from $958 million in 2004. The decline in 2005 was a result of the decline in GPW, slightly offset by a reduction in premiums ceded to reinsurers. Premiums ceded to reinsurers from all insurance operations were $127 million, $159 million and $194 million for 2005, 2004 and 2003, respectively. Reinsurance enables the Company to cede exposure and comply with its single risk and credit guidelines, although the Company continues to be primarily liable on the insurance policies it underwrites.

Net premiums earned include scheduled premium earnings as well as premium earnings from refunded issues. Net premiums earned in 2005 of $843 million decreased 1% over 2004 due to a 2% decrease in refunded premiums earned and a 1% decrease in scheduled premiums earned. The decrease in refunded premiums earned resulted from a modest slow down in refinancing activity in the municipal market from historically high levels.

In 2004, GPW decreased 12% compared with 2003, reflecting declines in both U.S and non-U.S. business. NPW decreased 11% compared with 2003, resulting from the decline in GPW, slightly offset by lower cession rates on U.S. business. The growth in net premiums earned in 2004 compared with 2003 reflects the increase in new business written in past years, increased refundings and a decline in the use of reinsurance.

MBIA evaluates the premium rates it charges for insurance guarantees through the use of internal and external rating agency quantitative models. These models assess the Company’s premium rates and return on capital results on a risk adjusted basis. In addition, market research data is used to evaluate pricing levels across the financial guarantee industry for comparable risks. Although pricing has been acceptable in 2004 and 2005, the Company, along with the industry, experienced significant price increases over the period from 1998 through 2003. The Company’s pricing levels indicate continued acceptable trends in overall portfolio profitability under all models, and the Company believes the pricing charged for its insurance products produces results that meet its long-term return on capital targets.

CREDIT QUALITY Financial guarantee companies use a variety of approaches to assess the underlying credit risk profile of their insured portfolios. MBIA uses both an internally developed credit rating system as well as third-party rating sources in the analysis of credit quality measures of its insured portfolio. In evaluating credit risk, the Company obtains, when available, the underlying rating of the insured obligation before the benefit of its insurance policy from nationally recognized rating agencies (Moody’s, S&P and Fitch, Inc.). All references to insured credit quality distributions contained herein reflect the underlying rating levels from these third-party sources. Other companies within the financial guarantee industry may report credit quality information based upon internal ratings that would not be comparable to MBIA’s presentation.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The credit quality of business insured during 2005 remained relatively high as 81% of total insured credits were rated A or above, before giving effect to MBIA’s guarantee, compared to 76% in 2004 and 81% in 2003. At December 31, 2005, 81% of the Company’s outstanding book of business was rated A or above before giving effect to MBIA’s guarantee, up from 80% at December 31, 2004.

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are shown in the following table:

Global Public Finance In millions	2005	2004	2003	Percent Change
				2005 vs. 2004	2004 vs. 2003
Gross premiums written:
U.S.	$450	$458	$570	(2)%	(20)%
Non-U.S.	119	208	263	(43)%	(21)%

Total	$569	$666	$833	(15)%	(20)%
Net premiums written:
U.S.	$431	$439	$530	(2)%	(17)%
Non-U.S.	83	145	215	(43)%	(33)%

Total	$514	$584	$745	(12)%	(22)%
Net premiums earned:
U.S.	$389	$400	$371	(3)%	8%
Non-U.S.	106	95	65	12%	46%

Total	$495	$495	$436	0%	14%

Global public finance GPW decreased 15% over 2004. This decrease reflects a drop in European business as significantly fewer transactions came to market during 2005, despite growth in the Latin American and Australian markets. U.S. GPW declined 2% over 2004. Although U.S. GPW declined slightly, it was positively impacted by steady flow business, particularly within the military housing and transportation sectors. NPW decreased 12% to $514 million in 2005 as a result of the decrease in GPW and a lower cession rate. The overall cession rate for business written during 2005 was 10% compared with 12% in 2004. The decrease in the overall cession rate was principally due to a decline in U.S. business ceded. Global public finance net premiums earned were $495 million in both 2005 and 2004. An increase in scheduled net premiums earned from non-U.S. business was offset by a decline in refunded premiums earned from U.S. business.

In 2004, global public finance GPW and NPW decreased 20% and 22%, respectively, over 2003. The decrease in GPW was primarily due to a significant decline in first quarter U.S. production and third quarter U.S. and non-U.S. production, which resulted from lower market issuance, increased competition and lower overall pricing. In 2004, the cession rate on total global public finance business written was 12%, which increased from an 11% cession rate in 2003. The increase in the 2004 cession rate resulted from an increase in non-U.S. business ceded. The greater decline in NPW compared with the decline in GPW was a result of the increase in cessions to reinsurers. Global public finance net premiums earned increased 14% over 2003. This growth reflects earnings generated from increased levels of U.S. and non-U.S. business written over the last several years and a 10% increase in refunded premiums earned.

The credit quality of global public finance business written by the Company in 2005 remained high. Insured credits rated A or above before the Company’s guarantee represented 91% of global public finance business written in 2005, compared with 87% in 2004 and 88% in 2003. At December 31, 2005, 83% of the outstanding global public finance book of business was rated A or above before the Company’s guarantee, up from 82% at December 31, 2004.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are shown in the following table:

Global Structured Finance In millions	2005	2004	2003	Percent Change
				2005 vs. 2004	2004 vs. 2003
Gross premiums written:
U.S.	$260	$279	$292	(7)%	(4)%
Non-U.S.	156	172	144	(9)%	19%

Total	$416	$451	$436	(8)%	3%
Net premiums written:
U.S.	$227	$244	$235	(7)%	4%
Non-U.S.	117	130	95	(10)%	37%

Total	$344	$374	$330	(8)%	13%
Net premiums earned:
U.S.	$231	$237	$244	(3)%	(3)%
Non-U.S.	117	118	93	(1)%	27%

Total	$348	$355	$337	(2)%	5%

Global structured finance GPW decreased 8% in 2005 to $416 million from $451 million in 2004, resulting from decreases in U.S. and non-U.S. business written. The global structured finance sector continues to be adversely impacted by increased competition, tight spreads and greater investor demand for uninsured transactions. However, GPW was positively impacted by business from repeat issuers across all sectors. NPW in 2005 decreased 8% due to the decrease in GPW. The overall cession rate for business written during 2005 and 2004 was 17%. In 2005, global structured finance net premiums earned of $348 million were 2% below 2004. The decrease in net premiums earned resulted from the decline in business written and prepayments and maturities of insured issues.

In 2004, global structured finance GPW increased 3% to $451 million from $436 million in 2003, resulting from an increase in non-U.S. business written. Overall, the global structured finance sector was adversely impacted by tight spreads and greater investor demand for uninsured transactions. NPW for 2004 increased 13% due to the increase in GPW and lower cession rates on both U.S. and non-U.S. business written. The 2004 cession rate on total global structured finance business written was 17%, which declined from a 24% cession rate in 2003. In 2004, global structured finance net premiums earned of $355 million increased 5% over 2003. This increase was driven by higher levels of new non-U.S. business written over the last two years and a declining cession rate.

The credit quality of MBIA’s global structured finance insured business written rated A or above, before giving effect to the Company’s guarantee, was 69% in 2005, compared with 64% in 2004 and 71% in 2003. At December 31, 2005 and 2004, 77% of the outstanding global structured finance book of business was rated A or above before giving effect to the Company’s guarantee.

INVESTMENT INCOME The Company’s insurance-related net investment income and ending asset balances at amortized cost for the last three years are presented in the following table:

In millions	2005	2004	2003	Percent Change
				2005 vs. 2004	2004 vs. 2003
Pre-tax income	$492	$474	$438	4%	8%
After-tax income	$392	$376	$348	4%	8%
Ending asset balances at amortized cost	$9,939	$9,201	$9,034	8%	2%

The Company’s insurance-related net investment income, excluding net realized gains and losses, increased 4% to $492 million from $474 million in 2004. After-tax net investment income also increased 4% in 2005 as the proportion of taxable investments remained relatively consistent with 2004. Growth in investment income has been adversely impacted by the continued low interest rate environment, however, benefited from slightly higher average yields and an increase in average invested assets as a result of a reduction in dividends paid by MBIA Corp. to MBIA Inc. during 2005 as compared with 2004.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

In 2004, insurance-related net investment income, excluding net realized gains and losses, increased 8% to $474 million in 2004, up from $438 million in 2003. After-tax net investment income also increased 8% compared with 2003 as the proportion of taxable investments remained consistent from year to year. The increase in investment income for 2004 was principally the result of an increase in invested assets due to premium collections and reinvested interest. Since the fourth quarter of 2003, a portion of MBIA-administered conduit investment income has been reported as insurance-related net investment income. Excluding investment income related to MBIA-administered conduits, after-tax insurance-related investment income would have increased 6% from 2003.

ADVISORY FEES The Company collects advisory fees in connection with certain transactions. Depending upon the type of fee received and whether it is related to an insurance policy, the fee is either earned when it is due or deferred and earned over the life of the related transaction. Work, waiver and consent, termination, administrative and management fees, and expense reimbursements are earned when the related services are completed. Structuring fees are earned on a straight-line basis over the life of the related insurance policy and commitment fees are earned on a straight-line basis over the commitment period.

In 2005, advisory fee revenues decreased 32% over 2004 to $28 million. The decrease in advisory fees was primarily due to a decline in waiver and consent and commitment fees, as well as a decline in work fees reflecting fewer large complex transactions requiring advisory services. Partially offsetting the decrease in such fees was an increase in expense reimbursements associated with loss prevention efforts. In 2004, advisory fee revenues decreased 30% to $42 million, from $60 million in 2003. This decrease was primarily due to a decline in work fees, resulting from fewer large and complex transactions, and a decline in waiver and consent and structuring fees. Fees earned when due represented 72% of total advisory fee income in 2005, 63% in 2004 and 75% in 2003. Due to the transaction-specific nature inherent in advisory fees, fee revenues can vary significantly from year to year.

NET GAINS AND LOSSES Net realized losses in the insurance operations were $8 million in 2005, compared with net realized gains of $109 million and $48 million in 2004 and 2003, respectively. In 2005, net realized losses were primarily due to $19 million of impairment losses on receivables the Company recorded through salvage and subrogation rights it obtained as a result of claim payments it previously made on insured credits. Partially offsetting the impairment losses were net gains from sales of investment securities. The net realized gains in 2004 were largely due to a $77 million realized gain resulting from the sale of a common stock investment MBIA Corp. purchased in 2002 and $41 million resulting from the termination of certain transactions that were accounted for as deposits. The increase in 2004 was partially offset by an $11 million realized loss resulting from an other-than-temporary impairment of a fixed-maturity security.

Net losses on derivative instruments and foreign exchange in the insurance operations, which primarily represent changes in the market value of the Company’s insured credit derivative portfolio, were $4 million in 2005 compared with net gains of $7 million and $104 million in 2004 and 2003, respectively. The 2005 net losses primarily resulted from the reversal of gains recorded in prior years on credit derivatives as transactions approach their maturity and that terminated in 2005, net of foreign currency gains. The 2004 and 2003 net gains were primarily due to an increase in the value of the Company’s insured credit derivative portfolio, reflecting a tightening of credit spreads. Gains or losses on derivatives are largely driven by movements in credit spreads affecting the insurance operations’ insured portfolio of synthetic CDOs. However, credit spreads did not move significantly in 2005 and 2004 relative to 2003.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) The following table shows the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves, as well as its loss provision and case basis activity, at the end of the last three years.

In millions	2005	2004	2003	Percent Change
				2005 vs. 2004	2004 vs. 2003
Case-specific:
Gross	$513	$435	$387	18%	12%
Reinsurance recoverable on unpaid losses	59	35	61	69%	(44)%

Net case reserves	$454	$400	$326	14%	23%
Unallocated	209	314	325	(33)%	(3)%

Net loss and LAE reserves	$663	$714	$651	(7)%	10%

Losses and LAE	$84	$85	$77	(1)%	10%
Case basis activity	$189	$127	$60	49%	112%

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The Company recorded $84 million in loss and LAE in 2005, a slight decrease from 2004. The variance in loss and LAE corresponds to the slight decrease in scheduled net earned premium, as scheduled net earned premium is the base upon which the Company’s 12% loss factor is applied. Likewise, the growth in loss and LAE in 2004 compared with 2003 is a direct result of growth in scheduled net earned premium during 2004. At December 31, 2005, the Company had $209 million in unallocated loss reserves, which represent the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio and are available for future case-specific activity. During 2004, the unallocated loss reserve was increased by reserves of $32 million related to an agreement with Asian Securitization & Infrastructure Assurance (Pte) Ltd (ASIA Ltd) whereby, as part of the agreement, the Company assumed ASIA Ltd’s insurance obligations.

Total case basis activity transferred from the Company’s unallocated loss reserve was $189 million in 2005, $127 million in 2004 and $60 million in 2003. During 2005, case basis activity primarily consisted of loss reserves for insured obligations within the aircraft enhanced equipment trust certificates (EETCs), CDO and manufactured housing sectors and within MBIA’s guaranteed tax lien portfolios. Case basis activity during 2004 primarily consisted of loss reserves for insured obligations issued by Fort Worth Osteopathic Hospital, MBIA’s guaranteed tax lien portfolios, AHERF, an older vintage CDO and a manufactured housing exposure. During 2003, case basis activity included reserves for MBIA’s guaranteed tax lien portfolios, losses associated with the guarantee of an older vintage CDO and a Trenwick America Corp. debt obligation.

MBIA established a case loss reserve of $76 million in the fourth quarter of 2005 in connection with $686 million of net par exposure under four insured EETCs secured by 64 aircraft financed by Northwest Airlines. Northwest Airlines filed for bankruptcy protection in September 2005 and, subsequently, did not make scheduled payments on leases supporting outstanding senior debt for 31 aircraft in three of the four MBIA-insured EETCs. MBIA established the case loss reserve based on projected lower lease income related to these leases, the projected revenue from the potential redeployment of certain aircraft and estimated valuations for the aircraft subject to the defaulted leases. Currently, the leases related to the remaining 33 aircraft are performing according to the original contract terms. Temporary extensions are in place to allow Northwest Airlines to continue flying the non-compliant aircraft, with negotiations regarding the future of the aircraft underway at this time.

MBIA continues to closely monitor the manufactured housing sector, which has experienced continued stress during 2005 and 2004. MBIA ceased writing business in this sector, other than through certain CDO transactions, in 2000. At December 31, 2005, the Company had $33 million in case basis reserves, net of reinsurance, covering net insured par outstanding of $580 million on three credits within the manufactured housing sector. The Company had additional manufactured housing exposure of $1.8 billion in net insured par outstanding as of December 31, 2005, of which approximately 45% has been placed on the Company’s “Caution List-Medium” and “Caution List-High.” An explanation of the Company’s “Classified List” and “Caution Lists” is provided below.

The Company has significant exposures in its insured portfolio relating to regions impacted by hurricanes Katrina, Rita and Wilma. Insured credits in these regions encompass various types of sectors, including general obligation bonds, tax-backed, healthcare, transportation and higher education, among others. The Company is continuing its communication efforts with issuers, trustees and relevant state officials to evaluate the actual and potential impact that the hurricanes may have on its insured credits. Based on available information, the Company does not currently expect there to be material cases of prolonged nonpayment that would result in unreimbursed losses. As a result, during 2005, MBIA did not establish specific reserves for its exposure to the regions impacted by these hurricanes. To date, MBIA has paid $2 million in claim payments, for which it has been fully reimbursed.

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

In the event MBIA determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that insured issue. As of December 31, 2005, MBIA had 38 open case basis issues on its “Classified List” that had $454 million in aggregate case reserves, net of reinsurance. The Company does not establish any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” until such issues are placed on the Company’s “Classified List.”

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is probable and estimable in the future. At December 31, 2005, case basis reserves were comprised of the following:

Dollars in millions	Number of case basis issues	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	30	$379	$2,528
Issues without defaults	8	134	1,231

Total gross	38	$513	$3,759

Net of reinsurance:
Issues with defaults	30	$354	$2,179
Issues without defaults	8	100	1,020

Total net	38	$454	$3,199

When MBIA becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset. Such amounts are included in the Company’s balance sheet within “Other assets.” As of December 31, 2005 and 2004, the Company had salvage and subrogation of $143 million and $154 million, respectively. The decrease was principally due to $19 million of impairment losses in 2005 on receivables the Company recorded as a result of claim payments it previously made on insured credits.

As a result of discussions in January and February 2005 between the SEC staff and several financial guarantee industry participants, including MBIA, the Financial Accounting Standards Board (FASB) staff is considering whether additional guidance with respect to accounting for financial guarantee insurance should be provided. In June 2005, the FASB decided to add to its agenda a project to consider the accounting by insurers for financial guarantee insurance. As part of this project, the FASB is considering several aspects of the insurance accounting model for financial guarantee insurers, including claims liability recognition, premium recognition and the related amortization of deferred policy acquisition costs. When the FASB or the SEC reaches a conclusion on this issue, the Company and its financial guarantor peers may be required to change some aspects of its loss reserving policies and the potential changes could extend to premium and expense recognition. The Company cannot currently assess how the FASB and SEC staff’s ultimate resolution of this issue will impact its loss reserving policy or the effect it might have on recognizing premium revenue and policy acquisition costs. Until the issue is resolved, the Company intends to continue to apply its existing policy with respect to the establishment of both case basis and unallocated loss reserves and the recognition of premium revenue and policy acquisition costs. A further description of the Company’s loss reserving policy is included in “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

RISK MANAGEMENT In an effort to mitigate losses, MBIA is regularly involved in the ongoing remediation of credits that may involve, among other things, waivers or renegotiations of financial covenants or triggers, waivers of contractual provisions, the granting of consents, and the taking of various other remedial actions. The nature of any remedial action is based on the type of the insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, MBIA is able to improve its security position and to obtain concessions from the issuer of the insured bonds. From time to time, the issuer of an MBIA-insured obligation may, with the consent of MBIA, restructure the insured obligation by extending the term, increasing or decreasing the par amount or decreasing the related interest rate with MBIA insuring the restructured obligation. If, as the result of the restructuring, MBIA estimates that it will suffer an ultimate loss on the restructured obligation, MBIA will record a case basis loss reserve for the restructured obligation or, if it has already recorded a case basis loss reserve, it will re-evaluate the impact of the restructuring on the recorded reserve and adjust the amount of the reserve as appropriate.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

REINSURANCE Reinsurance enables the Company to cede exposure for purposes of increasing its capacity to write new business while complying with its single risk and credit guidelines. The rating agencies continuously review reinsurers providing coverage to the financial guarantee industry. When a reinsurer is downgraded, less capital credit is given to a financial guarantee provider under rating agency models. Over the past several years, most of MBIA’s reinsurers have been downgraded and others remain under review. Any reduced capital credit associated with reinsurer downgrades has not and is not expected to have a material adverse effect on the Company. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including rating downgrades of its reinsurers. The Company also remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of December 31, 2005, the aggregate amount of insured par ceded by MBIA to reinsurers under reinsurance agreements was $73.5 billion. Additionally, the Company has other reimbursement agreements not accounted for as reinsurance, primarily with a Single-A rated reinsurer, covering $7.2 billion of insured par. The following table displays the percentage ceded to and reinsurance recoverable from reinsurers by rating levels:

Reinsurers	Standard & Poor’s Rating	Moody’s Rating	Percentage of Total Par Ceded	Reinsurance Recoverable (in thousands)
Channel Reinsurance Ltd.	AAA	Aaa	45.19%	$4,546
Assured Guaranty Corp.	AAA	Aa1	17.73	23,947
Ram Reinsurance Company, Ltd.	AAA	Aa3	12.20	4,386
Ambac Assurance Corporation	AAA	Aaa	9.40	—
Mitsui Sumitomo Insurance Company Ltd.	AA-	Aa3	6.36	2
Swiss Reinsurance Company, Zurich, Switzerland	AA	Aa2	2.81	—
Radian Asset Assurance Inc.	AA	Aa3	1.61	7,838
Assured Guaranty Re Ltd.	AA	Aa2	0.82	—
Sompo Japan Insurance Inc.	AA-	Aa3	0.81	2
Transatlantic Reinsurance Company	AA-	Aa3	0.59	1,620
Other (1)	A or above	A1 or above	2.40	16,347
Not Currently Rated			0.08	277

Total			100.00%	$58,965

(1)	Several reinsurers within this category are not rated by Moody’s.

While Channel Reinsurance Ltd. (Channel Re) continues to be a Triple-A rated reinsurer of MBIA, S&P has revised their outlook on Channel Re from stable to negative in 2005. MBIA does not expect S&P’s revised outlook on Channel Re to have a material negative impact on the Company’s financial condition or results of operations. Additionally, MBIA owned an equity interest of 17.4% and 11.4% in Channel Re and RAM Holdings Inc., the holding company of Ram Reinsurance Company, Ltd., respectively, at December 31, 2005.

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

Annually, MBIA reviews its insurance-related expenses to determine if there have been any changes in its business or cost structure that would materially change the amount of costs accounted for as policy acquisition costs. If so, the Company conducts a policy acquisition cost study to determine the amount of insurance costs that relate to acquiring new insurance policies and that are deferrable under GAAP. MBIA completed its latest study in July 2005. The current policy acquisition cost study, which was effective beginning with the third quarter of 2005, resulted in a decrease of approximately $9.6 million in deferred policy acquisition costs for the year with a corresponding increase in insurance operating expenses. The change was principally driven by a reduction in the rate at which compensation costs associated with acquiring new insurance policies are deferred. The Company expects the quarterly change to be in the $5 million range going forward. However, policy acquisition costs and operating expenses will be influenced by the level of actual future expenses that qualify for deferral.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

MBIA will recognize a premium deficiency if the sum of the expected loss and loss adjustment expenses and unamortized policy acquisition costs exceed the related unearned premiums. If MBIA was to have a premium deficiency that is greater than unamortized acquisition costs, the unamortized acquisition costs would be reduced by a charge to expense and a liability would be established for any remaining deficiency. Although GAAP permits the inclusion of anticipated investment income when determining a premium deficiency, MBIA currently does not include this in making its determination.

The Company’s insurance expenses, as well as its expense ratio, are shown in the following table:

				Percent Change
In millions	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Gross expenses	$266	$258	$257	3%	1%

Amortization of deferred acquisition costs	$67	$67	$60	0%	10%
Operating expenses	143	122	119	17%	3%

Total insurance operating expenses	$210	$189	$179	11%	5%

Expense ratio	24.9%	22.2%	23.2%

In 2005, the amortization of deferred acquisition costs remained flat compared with 2004, in line with insurance premiums earned. The amortization of deferred acquisition costs increased 10% in 2004 compared with 2003 resulting from an increase in related premium earnings. At December 31, 2005 and 2004 there was an increase in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. The increasing ratio in 2004 and 2005 reflects higher costs associated with acquiring new policies relative to the smaller growth in deferred premiums.

Operating expenses increased 17% to $143 million in 2005 from $122 million in 2004. This increase was largely due to loss prevention costs, costs associated with the Company’s CPCT securities, consulting services and a decrease in the rate at which compensation costs are deferred as policy acquisition costs. In 2004, operating expenses increased 3% to $122 million from $119 million in 2003 largely due to higher compensation costs related to the expansion of the Company’s global operations, premiums related to the renewal of directors and officers’ liability insurance and loss prevention costs.

Financial guarantee insurance companies use the expense ratio (expenses divided by net premiums earned) as a measure of expense management. The Company’s 2005 expense ratio of 24.9% is higher than the 2004 ratio of 22.2% and the 2003 ratio of 23.2% as a result of the 17% increase in operating expenses.

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

In the third quarter of 2004, the Company began consolidating two VIEs established in connection with the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations to which the Company provided financial guarantees. The assets of these entities, which are principally reported within “Other assets” on MBIA’s consolidated balance sheet, totaled $2.5 million at December 31, 2005 and $16.8 million at December 31, 2004. Liabilities of the securitizations substantially represented amounts due to MBIA, which were eliminated in consolidation. Additionally, the Company consolidates certain third-party VIEs as a result of financial guarantees provided by the insurance operations. Third-party VIEs’ assets and liabilities are primarily reported in “Investments held-to-maturity” and “Variable interest entity floating rate notes,” respectively, on the face of the Company’s balance sheet. The assets and liabilities of these VIEs each totaled $1.3 billion at December 31, 2005 and $600.5 million at December 31, 2004. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

INVESTMENT MANAGEMENT SERVICES

The Company’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management, LLC (MBIA-AML) and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to funding assets for third-party clients and for investment purposes. The investment management services operations are comprised of three operating segments: asset/liability products, which include investment agreements and medium-term notes (MTNs) not related to the conduit programs; advisory services, which consist of third-party and related-party fee-based asset management; and conduit programs. During the third quarter of 2004, the Company completed the sale of the assets of 1838 Investment Advisors, LLC, which comprised the Company’s equity advisory services segment. This segment has been reported as a discontinued operation in the Company’s financial statements. See “Note 16: Discontinued Operations” in the Notes to Consolidated Financial Statements for additional information.

In 2005, investment management services’ revenues of $910 million increased 69% over 2004. Excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, revenues of $866 million increased 57% over 2004. The increase in revenues was primarily attributable to growth in the Company’s asset/liability products segment and, to a lesser extent, higher yielding conduit segment assets. Advisory services’ revenues were also favorable compared to 2004 as a result of growth in managed assets. Total investment management services’ expenses in 2005 were $780 million, up 59% compared with 2004. This increase was primarily driven by higher interest expense from the growth in asset/liability products activity and higher yielding conduit liabilities, both of which were consistent with the growth in revenues.

In 2004, investment management services’ total revenues of $538 million increased 31% compared with 2003. Excluding net realized gains or losses and net gains or losses on derivative instruments and foreign exchange, 2004 total revenues increased $148 million, or 37%, compared with 2003 as a result of increased activity in asset/liability products and third-party management of CDO transactions in the advisory services segment. However, profitability in the pooled investment business declined compared with 2003 due to lower fees and an unfavorable geographic mix. Total investment management services’expenses in 2004 were $491 million, up 37% compared with 2003 due to higher interest expense from increased asset/liability products activity, which was consistent with the growth in revenues.

Net realized gains from investment securities in the investment management services operations were $1 million in 2005 compared with net realized losses of $4 million in 2004 and net realized gains of $17 million in 2003. Net realized gains and losses in the investment management services operations were generated from the ongoing management of its investment portfolios.

Net gains on derivative instruments and foreign exchange from the investment management services operations in 2005 were $43 million compared with net losses of $10 million and $9 million in 2004 and 2003, respectively. The net gains in 2005 were primarily generated from an increase in U.S. dollar interest rates resulting in higher market values on pay fixed/receive floating U.S. dollar interest rate swaps associated with the asset/liability products and conduit programs. Such swaps economically hedge against interest rate movements but do not qualify for hedge accounting treatment under SFAS 133. Similarly, the net losses on derivative instruments and foreign exchange in 2004 and 2003 were largely due to movements in interest rates on interest rate swaps associated with the asset/liability products and conduit programs.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Fixed-income ending assets under management as of December 31, 2005, which do not include conduit assets, were $44.2 billion, 13% above the 2004 year-end level and 29% above the 2003 year-end level. Conduit assets are held to their contractual maturities and are originated and managed differently from those held as available-for-sale by the Company or those managed for third parties. The following table summarizes the consolidated investment management services’ results and assets under management over the last three years:

				Percent Change
In millions	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Interest and fees	$866	$552	$404	57%	37%
Net realized gains (losses)	1	(4)	17	n/m	n/m
Net gains (losses) on derivative instruments and foreign exchange	43	(10)	(9)	n/m	(8)%

Total revenues	910	538	412	69%	31%
Interest expense	705	414	302	70%	37%
Operating expenses	75	77	55	(4)%	40%

Total expenses	780	491	357	59%	37%
Pre-tax income	$130	$47	$55	174%	(13)%
Ending assets under management:
Fixed-income	$44,246	$39,129	$34,408	13%	14%

n/m – Percentage change not meaningful.

The following provides a summary of each of the investment management services’ businesses by segment. See “Note 15: Business Segments” for a tabular presentation of the results of the investment management services’ segments.

Asset/liability products’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, totaled $56.5 million in 2005, up 48% over 2004. At December 31, 2005, principal and accrued interest outstanding on investment agreement and medium-term note obligations and securities sold under agreements to repurchase totaled $15.7 billion compared to $12.5 billion at December 31, 2004. Assets supporting these agreements had market values of $15.9 billion and $12.6 billion at December 31, 2005 and December 31, 2004, respectively. These assets are comprised of high quality securities with an average credit quality rating of Double-A. In 2004, asset/liability products’ pre-tax income, excluding net realized losses and foreign currency and derivative losses, totaled $38.1 million compared with $31.3 million in 2003, an increase of 22%.

Advisory services’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, totaled $19.6 million in 2005, up 19% over 2004. Third-party ending assets under management were $17.9 billion and $16.0 billion at December 31, 2005 and December 31, 2004, respectively. The market values of assets related to the Company’s insurance and corporate investment portfolios managed by the investment management services operations at December 31, 2005 were $10.2 billion, slightly down from the balance at December 31, 2004 of $10.3 billion. In 2004, advisory services pre-tax income, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, totaled $16.5 million compared with $17.3 million in 2003, a 4% decrease.

Conduit program pre-tax income, excluding gains and losses on derivative instruments and foreign exchange, totaled $10.7 million in 2005 compared with $7.6 million in 2004 and $0.4 million in 2003. Certain of MBIA’s consolidated subsidiaries have invested in MBIA’s conduit debt obligations or have received compensation for services provided to MBIA’s conduits. As such, MBIA has eliminated intercompany transactions with its conduits from its balance sheet and income statement. After the elimination of such intercompany assets and liabilities, conduit investments and conduit debt obligations were $4.5 billion and $4.2 billion, respectively, at December 31, 2005. The difference between the investments and debt obligations is primarily the result of the elimination of conduit debt owned by other MBIA subsidiaries. The effect of the elimination on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments, representing investments in conduit medium-term notes by other MBIA subsidiaries, with a corresponding reduction of conduit medium-term notes.

In October 2005, Moody’s announced that it is undertaking a review of the non-core activities of financial guaranty insurance companies in order to assess the impact of such activities on the overall credit profile of financial guarantors. In its announcement,

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Moody’s identified non-core activities as including investment management and related services and sponsored medium-term note programs. While Moody’s acknowledged that well managed non-core activities can provide certain benefits, it asserted that such activities introduce distinct risks that may contribute to stress at financial guaranty insurance companies. Moody’s also noted that significant growth in non-core activities could negatively impact the credit ratings assigned to affected financial guarantors if such growth occurred prior to publishing its findings. Moody’s expects to publish a report highlighting its findings upon completion of its review. While MBIA has had discussions with Moody’s with respect to its review, the Company cannot predict with certainty the outcome of the review or the effect the outcome will have on MBIA. However, MBIA does not anticipate that the outcome of the review will have a material impact on the Company’s ability to grow its investment management services operations.

MUNICIPAL SERVICES

MBIA’s municipal services operations are consolidated under MBIA MuniServices Company (MBIA MuniServices) and provide revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, audit, collections/recovery and information (data) services. The municipal services operations also include Capital Asset, a servicer of delinquent tax certificates. MBIA currently insures an unconsolidated Capital Asset securitization, which matures in 2008 and has an outstanding balance of $117 million or $49 million net of existing loss reserves of $68 million. This securitization was structured through the sale by Capital Asset of tax liens to an off-balance sheet qualifying special purpose entity that was established in 1999 in connection with the securitization.

In 2005, the municipal services operations reported pre-tax income of $2.1 million, compared with pre-tax income of $1.6 million in 2004. Revenues decreased by 10% and expenses decreased by 13% due to a decline in the delinquent tax certificate portfolio serviced by Capital Asset as a result of tax certificate redemptions. In addition, revenue enhancement services’ margins improved in 2005 compared with 2004. Excluding gains and losses on investment securities and derivatives instruments, operating income was $2.1 million in 2005 compared to $1.9 million in 2004 and $1.0 million in 2003.

CORPORATE

The corporate operations consist of net investment income, net realized gains and losses on holding company investment assets, interest expense and corporate expenses. The corporate operations incurred a loss of $173 million, $84 million and $59 million for the years ended 2005, 2004 and 2003, respectively.

In 2005, net investment income increased 97% to $16.6 million, from $8.5 million in 2004. The increase was driven by substantially higher invested assets and a shift to longer term higher yielding investments. The increase in the invested assets resulted from additional debt issued by MBIA Inc. and dividends paid by MBIA Corp. to MBIA Inc. in the fourth quarter of 2004, somewhat offset by share repurchases of the Company’s common stock during the first half of 2005. In 2004, net investment income decreased 6% to $8.5 million, from $9.0 million in 2003. The decrease resulted from the Company maintaining a short duration on holding company investments despite an average asset base growth of 35%.

Net realized losses from investment securities in the corporate operations were $1.0 million in 2005 and $0.5 million in 2004 compared with net realized gains of $15 million in 2003. Net realized gains and losses for all periods presented were generated from the ongoing management of the investment portfolios.

The corporate operations incurred interest expense of $91 million, $75 million and $68 million for the years ended 2005, 2004 and 2003, respectively. The increase in interest expense from year to year primarily resulted from the issuance of $350 million of debt, partially offset by the retirement of $50 million of debt, in the fourth quarter of 2004. Additionally, $100 million of debt was retired in the fourth quarter of 2005.

Corporate expenses were $97 million in 2005 compared with $18 million in 2004. The increase was principally due to a $75 million accrual of estimated penalties and disgorgement related to the potential settlement of regulatory investigations, as well as additional legal and consulting costs associated with the investigations. In 2004, corporate expenses increased 18% from 2003 principally due to costs associated with a Singapore-based insurer in which the Company indirectly invested in and an increase in audit fees.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

TAXES

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. In general, the effective tax rate fluctuates from time to time as the Company manages its investment portfolio on an after-tax total return basis. The effective tax rate for 2005, including tax related to discontinued operations, increased to 29.9% from 28.4% for 2004. The increase was primarily due to the accrual of regulatory penalties, which are not deductible for purposes of calculating the Company’s Federal income taxes. The effective tax rate for 2004 of 28.4% decreased from 29.3% for 2003 as a result of foreign tax credits available from international operations.

On October 22, 2004, The American Jobs Creation Act of 2004 (the Act) was introduced and signed into law. The Act has a provision which allows for a special one-time dividends received deduction of 85% on the repatriation of certain foreign earnings to the U.S. parent with limitations. The Company has completed its evaluation of the repatriation provision and has determined this special one-time dividend will not be claimed.

CAPITAL RESOURCES

The Company carefully manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its Triple-A claims-paying ratings. Capital resources are defined by the Company as total shareholders’ equity, long-term debt issued for general corporate purposes and various soft capital credit facilities. At December 31, 2005, total shareholders’ equity was $6.6 billion and total long-term debt was $1.2 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital (shareholders’ equity plus long-term debt). The following table shows the Company’s long-term debt and the ratio used to measure it:

	2005	2004	2003
Long-term debt (in millions)	$1,210	$1,333	$1,022
Long-term debt to total capital	16%	17%	14%

In August 1999, the Company announced that its board of directors had authorized the repurchase of 11.25 million shares of common stock of the Company, after adjusting for the 2001 stock split. The Company began the repurchase program in the fourth quarter of 1999. In July 2004, the Company completed the repurchase of all 11.25 million shares at an average price of $44.08 per share and received authorization from its board of directors to repurchase 1 million shares under a new repurchase program. On August 5, 2004, the Company’s board of directors authorized the repurchase of an additional 14 million shares of common stock in connection with the new repurchase program. As of December 31, 2005, the Company had repurchased a total of 10.0 million shares under the current plan at an average price of $57.25 per share. A total of 5.9 million shares were repurchased in 2005 at an average price of $57.77 per share, all of which were repurchased in the first and second quarters of the year.

The Company has various soft capital credit facilities, such as lines of credit and equity-based facilities at its disposal, which further support its claims-paying resources. At December 31, 2005, MBIA Corp. maintained a $450 million limited recourse standby line of credit facility, reduced from $700 million at December 31, 2004, with a group of major Triple-A rated banks to provide funds for the payment of claims in excess of the greater of $500 million of cumulative claims, net of recoveries, or 5% of average annual debt service with respect to public finance transactions. The agreement is for a ten-year term, amended from a seven-year term, which expires in March 2015.

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

LIQUIDITY

Cash flow needs at the parent company level are primarily for dividends to its shareholders and interest payments on its debt. Liquidity and operating cash requirements of the Company are met by its cash flows generated from operations, which were more than adequate in 2005. Management of the Company believes that cash flows from operations will be sufficient to meet the Company’s liquidity and operating cash requirements for the foreseeable future.

Cash requirements have historically been met by upstreaming dividend payments from MBIA Corp. to MBIA Inc. In 2005, the Company’s operating cash flow from continuing operations totaled $781 million compared with $889 million in 2004 and $1.0 billion in 2003. The majority of net cash provided by operating activities is generated from premium writings and investment income in the Company’s insurance operations.

Under New York State insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In MBIA Corp.’s case, regular dividends in any 12-month period cannot be greater than 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements. In 2005 and 2004, MBIA Corp. declared and paid regular dividends of $95 million and $372 million, respectively, to MBIA Inc. Additionally, MBIA Corp. declared and paid regular dividends of $280 million to MBIA Inc. in February 2006.

In addition to its regular dividends, in the fourth quarter of 2004 MBIA Corp. declared and paid a special dividend of $375 million to MBIA Inc., which was approved by the NYSID. MBIA Corp.’s capital position, relative to its insured exposure, had improved substantially over the past several years as a result of improved premium rates and a higher quality insured portfolio, exceeding both the capital required by New York State insurance law and the rating agencies for purposes of maintaining its Triple-A ratings. The proceeds have been used primarily for share repurchases and general liquidity and other corporate purposes.

The Company has significant liquidity supporting its businesses. At the end of 2005, cash equivalents and short-term investments totaled $1.9 billion. If, for any reason, significant cash flow reductions occur in any of its businesses, MBIA has alternatives for meeting ongoing cash requirements. They include selling or pledging its fixed-income investments in its investment portfolio, tapping existing liquidity facilities and new borrowings.

As a part of MBIA’s external borrowing capacity, it maintained two bank lines totaling $500 million as of December 31, 2004. These bank lines were maintained with a group of highly rated global banks and were comprised of a renewable $167 million facility with a term of 364 days and a $333 million facility with a five-year term maturing in April 2009. In April 2005, the $167 million facility expired on its stated expiration date and the $333 million facility was increased to $500 million and the term was extended one year to April 2010. During 2005, there was no balance outstanding under the facility.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

The available-for-sale investment portfolio provides a high degree of liquidity, since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At year-end 2005, the fair value of the consolidated available-for-sale investment portfolio was $26.4 billion, as shown in the following table:

			Percent Change
In millions	2005	2004	2005 vs. 2004
Available-for-sale investments:
Insurance operations:
Amortized cost	$9,944	$9,205	8%
Unrealized net gain (loss)	310	531	(42)%

Fair value	$10,254	$9,736	5%
Investment management services operations:
Amortized cost	$15,684	$12,209	28%
Unrealized net gain (loss)	286	398	(28)%

Fair value	$15,970	$12,607	27%
Corporate operations:
Amortized cost	$166	$731	(77)%
Unrealized net gain (loss)	(1)	4	n/m

Fair value	$165	$735	(78)%

Total available-for-sale portfolio:
Amortized cost	$25,794	$22,145	16%
Unrealized net gain (loss)	595	933	(36)%

Fair value	$26,389	$23,078	14%

n/m – Percentage change not meaningful.

The increase in the amortized cost of insurance-related available-for-sale investments in 2005 was the result of positive cash flow from operations. The increase in the amortized cost of available-for-sale investments in the investment management services operations was the result of growth in the Company’s asset/liability products program. Corporate investments decreased in 2005 compared with 2004 due to a decrease in dividends received from the insurance operations while share repurchase activity continued during the first half of 2005.

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

The weighted-average credit quality of the Company’s fixed-income portfolios has been maintained at Double-A since its inception. The quality distribution of the Company’s fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of December 31, 2005 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

	Insurance		Investment Management Services		Investments Held-to- Maturity		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Aaa	$6,454	70%	$9,366	62%	$4,456	78%	$20,276	67%
Aa	1,843	19%	2,902	19%	479	8%	5,224	17%
A	913	10%	2,873	19%	800	14%	4,586	16%
Baa	50	1%	71	—	—	—	121	—
Not rated	5	—	—	—	—	—	5	—

Total	$9,265	100%	$15,212	100%	$5,735	100%	$30,212	100%

MBIA’s consolidated investment portfolio includes investments that are insured by MBIA Corp. (MBIA Insured Investments). At December 31, 2005, MBIA Insured Investments, excluding conduit investments, at fair value represented $4.4 billion or 14% of total investments. Conduit investments represented $4.5 billion or 14% of total investments. Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the consolidated investment portfolio, as of December 31, 2005, based on the actual or estimated underlying ratings (i) the weighted average rating of the investment portfolio would be in the Aa range, (ii) the weighted average rating of just the MBIA Insured Investments in the investment portfolio would be in the A range and (iii) less than 1% of the investment portfolio would be rated below investment grade.

The underlying ratings of the MBIA Insured Investments as of December 31, 2005 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating service, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Underlying Ratings Scale In millions	Insurance Portfolio	Investment Management Services Portfolio	Held-to- Maturity Investment Portfolio	Total
Aaa	$10	$479	$214	$703
Aa	234	209	432	875
A	624	966	1,812	3,402
Baa	286	1,291	1,998	3,575
Below Investment Grade	107	155	—	262

Total	$1,261	$3,100	$4,456	$8,817

Typically, conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the conduits. All transactions currently funded in the conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted average underlying rating for transactions currently funded in the conduits was A- by S&P and A3 by Moody’s at the time such transactions were funded. MBIA estimates that the current weighted average underlying rating of all outstanding conduit transactions was A- by S&P and A3 by Moody’s as of December 31, 2005.

The Company generates significant liquidity from its operations, as described above. Because of its risk management policies and procedures, diversification and reinsurance, the Company believes that the occurrence of an event that would significantly adversely affect liquidity is unlikely.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations as of December 31, 2005. For information on the Company’s financial guarantee exposure see “Note 21: Net Insurance In Force” in the Notes to Consolidated Financial Statements.

	As of December 31, 2005
In thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investment agreements	$11,496,336	$2,948,794	$2,286,956	$2,150,588	$4,109,998
Commercial paper	861,979	861,979	—	—	—
Medium-term notes	8,636,276	2,167,872	2,497,416	1,071,372	2,899,616
Variable interest entity floating rate notes	1,280,160	120,405	75,772	60,537	1,023,446
Securities sold under agreements to repurchase	646,343	599,676	46,667	—	—
Long-term debt	1,225,737	14,014	4,550	—	1,207,173
Gross insurance claim obligations	655,451	147,245	323,297	65,965	118,944

Total	$24,802,282	$6,859,985	$5,234,658	$3,348,462	$9,359,177

Investment agreements, commercial paper, medium-term notes, variable interest entity floating rate notes, securities sold under agreement to repurchase and long-term debt include accrued interest and exclude premiums or discounts and estimates of future interest payments. Gross insurance claim obligations represent the future value of payments MBIA expects to make, before estimated recoveries and reinsurance, under actual or probable insurance policy claims. The discounted value of such actual or estimated claims, after estimated recoveries, is reported as case basis reserves within loss and loss adjustment expense reserves on the Company’s consolidated balance sheet.

MARKET RISK

In general, market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates, credit spreads, equity prices and foreign exchange rates. MBIA is exposed mainly to changes in interest rates that affect the fair value of its financial instruments, namely investment securities, investment agreement liabilities, debentures and certain derivative transactions. The Company’s investment portfolio holdings are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. Government bonds, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and asset-backed securities. In periods of rising and/or volatile interest rates, profitability could be adversely affected should the Company have to liquidate these securities. Some mortgage-backed securities are subject to significant prepayment risk in periods of declining interest rates.

MBIA minimizes its exposure to interest rate risk through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. In addition, the Company enters into various swap agreements that hedge the risk of loss due to interest rate and foreign currency volatility.

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. As of December 31, 2005, a hypothetical increase in interest rates of 100 and 300 basis points would have resulted in an after-tax decrease in the net fair value of the Company’s financial instruments of approximately $322.2 million and $927.7 million, respectively. A decrease in interest rates of 100 and 300 basis points would have resulted in an after-tax increase in the net fair value of the Company’s financial instruments of approximately $318.3 million and $952.2 million, respectively.

The effects of changes in investment grade corporate credit spreads on the fair value of the Company’s credit derivative transactions will also impact earnings. These transactions primarily consist of synthetic structured credit derivatives guaranteed by MBIA Corp., as well as single name credit default swaps directly entered into by the investment management services operations as part of their asset management activities. Sensitivity to changes in credit spreads for these transactions can be estimated by projecting a hypothetical instantaneous shift in credit spreads. As of December 31, 2005, a hypothetical instantaneous increase in investment grade corporate credit spreads of 25, 50 and 75 basis points would have resulted in an after-tax decrease in the net fair value of the Company’s credit derivatives of approximately $6.2 million, $19.5 million and $29.5 million, respectively. Conversely, a hypothetical instantaneous decrease in investment grade corporate credit spreads of 25, 50 and 75 basis points would have resulted in an after-tax increase in the net fair value of the Company’s credit derivatives of approximately $3.2 million, $3.5 million and $3.3 million, respectively. Under SFAS 133, if such hypothetical shifts in credit spreads were to occur, the resulting change in the net fair value of the Company’s credit derivatives would be recorded within the Company’s income statement.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information concerning quantitative and qualitiative disclosures about market risk appears in Part II, item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the heading “Market Risk.”

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MBIA Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MBIA Inc.:

We have completed integrated audits of MBIA Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MBIA Inc. and its subsidiaries at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) (2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal Control over Financial Reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, NY March 8, 2006

Consolidated Balance Sheets	MBIA Inc. and Subsidiaries

In thousands except per share amounts	December 31, 2005	December 31, 2004
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $23,189,684 and $18,802,894)	$23,747,204	$19,679,905
Investments held-to-maturity, at amortized cost (fair value $5,734,335 and $7,535,787)	5,765,182	7,540,218
Investment agreement portfolio pledged as collateral, at fair value (amortized cost $712,054 and $713,704)	729,072	730,870
Short-term investments, at amortized cost (which approximates fair value)	1,678,281	2,405,192
Other investments	234,927	261,865

Total investments	32,154,666	30,618,050
Cash and cash equivalents	233,046	366,236
Accrued investment income	396,048	312,208
Deferred acquisition costs	427,111	406,035
Prepaid reinsurance premiums	407,614	434,968
Reinsurance recoverable on unpaid losses	58,965	34,610
Goodwill	79,406	79,406
Property and equipment, at cost (less accumulated depreciation of $121,165 and $108,848)	109,275	114,692
Receivable for investments sold	74,787	67,205
Derivative assets	326,867	288,564
Other assets	293,609	314,321

Total assets	$34,561,394	$33,036,295

Liabilities and Shareholders’ Equity
Liabilities:
Deferred premium revenue	$3,185,200	$3,211,181
Loss and loss adjustment expense reserves	721,502	748,869
Investment agreements	10,806,277	8,678,768
Commercial paper	859,997	2,598,655
Medium-term notes	7,542,416	6,943,840
Variable interest entity floating rate notes	1,280,160	600,505
Securities sold under agreements to repurchase	646,343	647,104
Short-term debt	58,745	58,745
Long-term debt	1,210,405	1,332,540
Deferred income taxes, net	569,536	599,627
Deferred fee revenue	20,379	26,780
Payable for investments purchased	83,369	94,609
Derivative liabilities	384,611	527,455
Other liabilities	600,810	408,820

Total liabilities	27,969,750	26,477,498

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares — 155,601,779 and 155,607,737	156,602	155,608
Additional paid-in capital	1,479,447	1,410,799
Retained earnings	5,747,171	5,187,484
Accumulated other comprehensive income, net of deferred income tax of $238,881 and $321,565	399,381	618,606
Unearned compensation — restricted stock	(43,857)	(34,686)
Treasury stock, at cost — 22,554,528 and 16,216,405 shares	(1,147,100)	(779,014)

Total shareholders’ equity	6,591,644	6,558,797

Total liabilities and shareholders’ equity	$34,561,394	$33,036,295

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income	MBIA Inc. and Subsidiaries

	Years ended December 31
In thousands except per share amounts	2005	2004	2003
Insurance
Revenues:
Gross premiums written	$984,908	$1,116,915	$1,268,808
Ceded premiums	(127,107)	(158,831)	(193,889)

Net premiums written	857,801	958,084	1,074,919
Increase in deferred premium revenue	(15,059)	(108,414)	(301,925)

Premiums earned (net of ceded premiums of $151,101, $146,537 and $192,647)	842,742	849,670	772,994
Net investment income	491,857	474,415	437,696
Advisory fees	28,235	41,539	59,719
Net realized gains (losses)	(8,075)	108,874	48,157
Net gains (losses) on derivative instruments and foreign exchange	(4,436)	6,627	104,030

Total insurance revenues	1,350,323	1,481,125	1,422,596
Expenses:
Losses and loss adjustment	84,274	84,753	77,114
Amortization of deferred acquisition costs	66,577	66,412	60,491
Operating	143,378	122,309	118,584

Total insurance expenses	294,229	273,474	256,189

Insurance income	1,056,094	1,207,651	1,166,407

Investment management services
Revenues	866,154	551,926	403,990
Net realized gains (losses)	1,384	(4,120)	17,135
Net gains (losses) on derivative instruments and foreign exchange	42,558	(9,670)	(8,995)

Total investment management services revenues	910,096	538,136	412,130
Interest expense	705,340	413,615	302,224
Expenses	74,194	76,912	55,005

Total investment management services expenses	779,534	490,527	357,229

Investment management services income	130,562	47,609	54,901

Municipal services
Revenues	24,388	27,593	26,814
Net realized gains (losses)	(187)	(81)	139
Net gains (losses) on derivative instruments and foreign exchange	230	(279)	—

Total municipal services revenues	24,431	27,233	26,953
Expenses	22,316	25,649	25,857

Municipal services income	2,115	1,584	1,096

Corporate
Net investment income	16,646	8,446	9,000
Net realized gains (losses)	(989)	(467)	15,237
Interest expense	90,999	74,651	68,368
Corporate expenses	97,481	17,579	14,874

Corporate loss	(172,823)	(84,251)	(59,005)
Income from continuing operations before income taxes	1,015,948	1,172,593	1,163,399
Provision for income taxes	303,869	332,123	340,151

Income from continuing operations	712,079	840,470	823,248
Income (loss) from discontinued operations, net of tax	(1,093)	(602)	2,104
Gain on sale of discontinued operations, net of tax	—	3,178	—

Income (loss) from discontinued operations	(1,093)	2,576	2,104

Net income	$710,986	$843,046	$825,352

Income from continuing operations per common share:
Basic	$5.31	$5.92	$5.74
Diluted	$5.19	$5.80	$5.68
Net income per common share:
Basic	$5.30	$5.94	$5.75
Diluted	$5.18	$5.82	$5.69
Weighted-average number of common shares outstanding:
Basic	134,098,392	141,861,225	143,449,007
Diluted	137,220,731	144,799,513	144,980,396

Gross revenues from continuing operations	2,300,507	2,054,473	1,885,916
Gross expenses from continuing operations	1,284,559	881,880	722,517

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	MBIA Inc. and Subsidiaries

In thousands except per share amounts	For the years ended December 31, 2005, 2004 and 2003
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Unearned Compensation- Restricted Stock	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount						Shares	Amount
Balance, January 1, 2003	152,555	$152,555	$1,239,313	$3,771,034	$541,320	$(653)	$(12,646)	(7,781)	$(321,580)	$5,369,343

Comprehensive income:
Net income	—	—	—	825,352	—	—	—	—	—	825,352
Other comprehensive income:
Change in unrealized appreciation of investments net of change in deferred income taxes of $34,698	—	—	—	—	64,886	—	—	—	—	64,886
Change in fair value of derivative instruments net of change in deferred income taxes of $7,127	—	—	—	—	13,235	—	—	—	—	13,235
Change in foreign currency translation net of change in deferred income taxes of $3,085	—	—	—	—	16,771	—	—	—	—	16,771

Other comprehensive income										94,892

Total comprehensive income										920,244

Capital issuance costs	—	—	(4,056)	—	—	—	—	—	—	(4,056)
Treasury shares acquired	—	—	—	—	—	—	—	(1,895)	(82,404)	(82,404)
Unallocated ESOP shares	—	—	(2)	—	—	653	—	—	—	651
Variable interest entity equity	—	—	46	—	—	—	—	—	—	46
Stock-based compensation	996	996	60,337	—	—	—	347	—	—	61,680
Dividends (declared per common share $0.800, paid per common share $0.770)	—	—	—	(115,212)	—	—	—	—	—	(115,212)

Balance, December 31, 2003	153,551	153,551	1,295,638	4,481,174	636,212	—	(12,299)	(9,676)	(403,984)	6,150,292

Comprehensive income:
Net income	—	—	—	843,046	—	—	—	—	—	843,046
Other comprehensive loss:
Change in unrealized appreciation of investments net of change in deferred income taxes of $(26,944)	—	—	—	—	(46,877)	—	—	—	—	(46,877)
Change in fair value of derivative instruments net of change in deferred income taxes of $4,055	—	—	—	—	7,532	—	—	—	—	7,532
Change in foreign currency translation net of change in deferred income taxes of $5,346	—	—	—	—	21,739	—	—	—	—	21,739

Other comprehensive loss										(17,606)

Total comprehensive income										825,440

Capital issuance costs	—	—	(2,353)	—	—	—	—	—	—	(2,353)
Treasury shares acquired	—	—	—	—	—	—	—	(6,540)	(375,030)	(375,030)
Stock-based compensation	2,057	2,057	117,514	—	—	—	(22,387)	—	—	97,184
Dividends (declared per common share $0.960, paid per common share $0.920)	—	—	—	(136,736)	—	—	—	—	—	(136,736)

Balance, December 31, 2004	155,608	155,608	1,410,799	5,187,484	618,606	—	(34,686)	(16,216)	(779,014)	6,558,797

Comprehensive income:
Net income	—	—	—	710,986	—	—	—	—	—	710,986
Other comprehensive loss:
Change in unrealized appreciation of investments net of change in deferred income taxes of $(109,413)	—	—	—	—	(228,453)	—	—	—	—	(228,453)
Change in fair value of derivative instruments net of change in deferred income taxes of $26,862	—	—	—	—	49,888	—	—	—	—	49,888
Change in foreign currency translation net of change in deferred income taxes of $(133)	—	—	—	—	(40,660)	—	—	—	—	(40,660)

Other comprehensive loss										(219,225)

Total comprehensive income										491,761

Treasury shares acquired	—	—	—	—	—	—	—	(6,387)	(369,715)	(369,715)
Stock-based compensation	994	994	68,648	—	—	—	(9,171)	48	1,629	62,100
Dividends (declared per common share $1.120, paid per common share $1.080)	—	—	—	(151,299)	—	—	—	—	—	(151,299)

Balance, December 31, 2005	156,602	$156,602	$1,479,447	$5,747,171	$399,381	—	$(43,857)	(22,555)	$(1,147,100)	$6,591,644

	2003	2004	2005
Disclosure of reclassification amount:
Unrealized appreciation of investments arising during the period, net of taxes	$120,555	$19,320	$(196,709)
Reclassification adjustment, net of taxes	(55,669)	(66,197)	(31,744)

Net unrealized appreciation, net of taxes	$64,886	$(46,877)	$(228,453)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows	MBIA Inc. and Subsidiaries

	Years ended December 31
In thousands	2005	2004	2003
Cash flows from operating activities of continuing operations:
Net income	$710,986	$843,046	$825,352
Loss (income) from discontinued operations, net of tax	1,093	602	(2,104)
Gain on sale of discontinued operations, net of tax	—	(3,178)	—

Net income from continuing operations	712,079	840,470	823,248
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Increase in accrued investment income	(83,840)	(42,299)	(38,637)
Increase in deferred acquisition costs	(21,076)	(33,003)	(22,936)
Decrease (increase) in prepaid reinsurance premiums	27,354	(44,197)	(12,237)
(Decrease) increase in deferred premium revenue	(25,981)	143,544	296,668
(Decrease) increase in loss and loss adjustment expense reserves	(27,367)	37,038	73,598
(Increase) decrease in reinsurance recoverable on unpaid losses	(24,355)	26,792	(17,587)
Depreciation	12,317	13,904	11,483
Amortization of bond discount (premium), net	58,233	69,962	(96,868)
Amortization of medium-term notes and commercial paper (premium) discount, net	(18,244)	(20,536)	100,886
Net realized (gains) losses on sale of investments	7,867	(104,206)	(80,668)
Current income tax benefit	(7,998)	(33,779)	(2,397)
Deferred income tax provision	55,308	112,907	43,715
Net (gains) losses on derivative instruments and foreign exchange	(38,352)	3,322	(95,035)
Stock option compensation	19,421	16,701	26,428
Accrued interest payable	104,923	40,497	12,782
Penalties and disgorgement	75,000	—	—
Other, net	(44,145)	(138,248)	3,528

Total adjustments to net income	69,065	48,399	202,723

Net cash provided by operating activities of continuing operations	781,144	888,869	1,025,971

Cash flows from investing activities of continuing operations:
Purchase of fixed-maturity securities, net of payable for investments purchased	(15,792,509)	(25,367,369)	(26,187,781)
Sale of fixed-maturity securities, net of receivable for investments sold	11,569,513	20,687,363	22,390,745
Redemption of fixed-maturity securities, net of receivable for investments redeemed	428,175	877,070	1,597,511
Acquisition of conduits	—	—	1,134
Purchase of held-to-maturity investments	(1,530,911)	(1,442,684)	(1,465,209)
Redemptions of held-to-maturity investments	3,006,393	2,840,711	—
Sale (purchase) of short-term investments	104,566	4,544	(104,638)
Sale (purchase) of other investments	33,912	74,419	(53,523)
Capital expenditures	(9,356)	(8,740)	(11,089)
Disposals of capital assets	1,650	2,255	1,016
Other	(340)	—	—

Net cash used by investing activities of continuing operations	(2,188,907)	(2,332,431)	(3,831,834)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of investment agreements	7,591,807	6,007,451	4,364,322
Payments for drawdowns of investment agreements	(5,331,607)	(4,278,787)	(3,792,703)
Decrease in commerical paper	(1,739,438)	(39,329)	—
Issuance of medium-term notes	3,343,531	3,186,567	2,840,770
Principal paydown of medium-term notes	(2,658,319)	(3,315,061)	(301,682)
Issuance of variable interest entity floating rate notes	678,611	—	—
Securities sold under agreements to repurchase, net	(761)	141,221	(33,678)
Dividends paid	(147,247)	(132,072)	(110,999)
Net proceeds from issuance of short-term debt	—	1,408	57,337
Net proceeds from issuance of long-term debt	—	348,553	—
Net repayment for retirement of long-term debt	(101,000)	(50,000)	—
Capital issuance costs	(2,899)	(2,353)	(4,056)
Other borrowings and deposits	(9,957)	11,579	6,736
Purchase of treasury stock	(369,715)	(375,030)	(82,404)
Exercise of stock options	23,249	63,390	25,806

Net cash provided by financing activities of continuing operations	1,276,255	1,567,537	2,969,449

Discontinued operations (Revised - See Note 3):
Net cash used by operating activities	(1,682)	(7,421)	(4,452)
Net cash provided by investing activities	—	22,138	56

Net increase (decrease) in cash and cash equivalents	(133,190)	138,692	159,190
Cash and cash equivalents - beginning of year	366,236	227,544	68,354

Cash and cash equivalents - end of year	$233,046	$366,236	$227,544

Supplemental cash flow disclosures:
Income taxes paid	$254,344	$273,058	$293,695
Interest paid:
Investment agreements	$352,202	$259,494	$245,632
Commercial paper	61,581	33,677	7,445
Medium-term notes	248,516	128,579	56,090
Variable interest entity floating rate notes	24,264	9,287	1,369
Securities sold under agreements to repurchase	20,060	11,783	15,597
Other borrowings and deposits	1,805	6,564	10,454
Long-term debt	87,047	70,970	70,024
Non cash items:
Stock compensation	$19,421	$16,701	$26,428
Dividends declared but not paid	37,541	33,489	28,824

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

NOTE 1: BUSINESS AND ORGANIZATION

MBIA Inc., together with its consolidated subsidiaries, (collectively, MBIA or the Company) is a leading provider of financial guarantee products and specialized financial services. MBIA provides innovative and cost-effective products and services that meet the credit enhancement, financial and investment needs of its public- and private-sector clients worldwide. MBIA manages its activities primarily through three principal business operations: insurance, investment management services and municipal services. The Company’s corporate operations include revenues and expenses that arise from general corporate activities and not from one of the Company’s three principal business operations.

MBIA’s insurance operations are principally conducted through MBIA Insurance Corporation and its subsidiaries (MBIA Corp.) MBIA Insurance Corporation has Triple-A financial strength ratings from Standard and Poor’s Corporation (S&P), Moody’s Investors Service, Inc. (Moody’s), Fitch, Inc. and Rating and Investment Information, Inc. Additionally, MBIA Insurance Corporation’s insurance subsidiaries have Triple-A financial strength ratings from at least S&P and Moody’s. MBIA Corp. issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and credit default swaps and pools of corporate and asset-backed bonds, both in the new issue and secondary markets. The financial guarantees provide an unconditional and irrevocable guarantee of the payment of principal and interest on insured obligations when due.

MBIA’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management, LLC and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to funding assets for third-party clients and for investment purposes.

MBIA’s municipal services operations provide revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, audit, collections/recovery and information services through MBIA MuniServices Company and its wholly owned subsidiaries. Additionally, the municipal services operations include Capital Asset Holdings GP, Inc. and certain affiliated entities (collectively, Capital Asset), a servicer of delinquent tax certificates.

NOTE 2: RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On November 8, 2005, MBIA announced its decision to correct and restate its previously issued financial statements for 1998 and subsequent years in connection with potential settlements of investigations by the Securities and Exchange Commission (SEC) and the New York Attorney General’s Office (NYAG) regarding agreements entered into by its subsidiary, MBIA Insurance Corporation, in 1998. On November 12, 2005, MBIA filed with the SEC Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended December 31, 2004 to reflect the restatement of its financial statements as of and for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

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

The restatement of the Company’s financial statements for the Munich Re and ARF Excess-of-Loss and Quota Share Agreements, made in connection with the potential settlements, corrects and restates its accounting for these agreements because, taking into account developments in the regulatory investigations since March and further accounting analyses, they did not satisfy the risk transfer requirements for reinsurance accounting under SFAS 113. As a result, the Company restated its financial statements issued prior to September 30, 2005 to reflect the Excess-of-Loss and Quota Share Agreements with Munich Re and ARF under deposit accounting in accordance with Statement of Position (SOP) 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk” instead of under reinsurance accounting. The Company also corrected and restated its 2004 statutory financial statements for the Munich Re and ARF Excess-of-Loss and Quota Share Agreements because they did not satisfy the requirements for reinsurance accounting under Regulation 108 of the New York State Insurance Department (NYSID). The restatements did not have a significant effect on the Company’s financial position.

Additionally, in the third quarter of 2005, the Company completed a detailed review of its derivative instruments for which it applied shortcut method hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Shortcut method hedge accounting allows the assumption that the change in fair value of a hedged item exactly offsets the change in fair value of the related derivative. After completing its review, the Company determined that certain hedging relationships did not meet every technical aspect of shortcut method hedge accounting, although, such hedging relationships would have qualified for basic hedge accounting. Since the documentation that the Company prepared was designed to support shortcut method hedge accounting, it was not sufficient to support basic hedge accounting. As a result, the Company must account for these derivatives, from 2001 through September 30, 2005, as if they were not part of hedging relationships, which requires the change in fair value of these derivatives to be reflected in the Company’s income statement without an offsetting change in fair value of the hedged items. The Company has restated its financial statements to correct the accounting for these derivatives for the year ended December 31, 2001 and subsequent periods through June 30, 2005. As of October 1, 2005, all of the subject hedging relationships met the requirements for basic hedge accounting and have been recorded as such in the Company’s financial statements for the year ended December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

The following table presents the effects of the ARF, Munich Re and derivative accounting restatement on the unaudited consolidated financial statements of the Company for the three months ended March 31, 2005 and June 30, 2005. The effect of the Converium restatement was reflected in the previously issued consolidated financial statements of the Company for these periods.

	Unaudited As of and For the Three Months Ended March 31, 2005		Unaudited As of and For the Three Months Ended June 30, 2005
In thousands except per share information	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statement of Income Data:
Ceded premiums	$(35,688)	$(32,126)	$(33,641)	$(31,622)
Net premiums written	246,931	250,493	215,324	217,343
Increase in deferred premium revenue	(40,693)	(39,648)	(6,391)	(3,958)
Scheduled premiums earned	169,873	173,760	177,207	180,902
Refunding premiums earned	36,365	37,085	31,726	32,483
Premiums earned	206,238	210,845	208,933	213,385
Net gains (losses) on derivative instruments and foreign exchange-insurance	(6,075)	(6,072)	4,119	4,002
Total insurance revenues	325,945	330,555	339,264	343,599
Losses and loss adjustment expenses	20,385	20,851	21,265	21,708
Amortization of deferred acquisition costs	16,293	16,657	16,506	16,858
Operating expenses	29,166	30,262	32,268	33,261
Total insurance expenses	65,844	67,770	70,039	71,827
Insurance income	260,101	262,785	269,225	271,772
Net gains (losses) on derivative instruments and foreign exchange-IMS	11,178	27,421	(3,439)	(27,395)
Investment management services income	36,812	53,055	15,372	(8,584)
Income from continuing operations before income taxes	277,706	296,633	261,312	239,903
Provision for income taxes	77,202	83,826	73,722	66,229
Income from continuing operations	200,504	212,807	187,590	173,674
Net income	$200,504	$212,807	$187,590	$173,674

Basic EPS:
Income from continuing operations	$1.46	$1.55	$1.40	$1.30
Net income	$1.46	$1.55	$1.40	$1.30
Diluted EPS:
Income from continuing operations	$1.43	$1.52	$1.37	$1.27
Net income	$1.43	$1.52	$1.37	$1.27

Consolidated Balance Sheet Data:
Deferred acquisition costs	$371,932	$417,454	$383,006	$428,613
Prepaid reinsurance premiums	462,390	427,028	451,113	418,184
Reinsurance recoverable on unpaid losses	33,202	34,091	42,869	41,671
Derivative assets	270,648	270,485	252,637	252,544
Other assets	282,295	281,406	253,843	255,041
Total assets	33,756,665	33,766,662	34,784,595	34,797,180
Loss and loss adjustment expense reserves	755,563	778,064	667,570	690,801
Investment agreements	9,316,470	9,318,116	10,005,780	9,998,534
Deferred income taxes, net	573,849	563,551	661,184	654,888
Derivative liabilities	428,360	427,334	484,842	484,003
Other liabilities	381,426	397,724	396,596	412,019
Total liabilities	27,320,654	27,349,775	28,197,097	28,221,370
Retained earnings	5,377,327	5,361,923	5,527,063	5,497,743
Accumulated other comprehensive income	500,516	496,796	630,628	648,260
Total shareholders’ equity	$6,436,011	$6,416,887	$6,587,498	$6,575,810

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

CONSOLIDATION The consolidated financial statements include the accounts of the Company, its subsidiaries and entities under its control for which the Company retains substantially all the risks and rewards. This includes variable interest entities (VIEs) consolidated under the requirements of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46(R), “Consolidation of Variable Interest Entities.” All significant intercompany balances have been eliminated. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. In addition, the Company has revised its 2004 and 2003 Consolidated Statements of Cash Flows to separately disclose the operating and investing portions of the cash flows attributable to discontinued operations. These amounts were previously reported on a combined basis.

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

Held-to-maturity investments consist mainly of debt securities, loans, lease receivables, trade receivables and floating rate notes. These investments are reported in the financial statements at amortized cost. Discounts and premiums are amortized using the straight-line method over the remaining term of the securities. Using an effective yield method to amortize discounts and premiums would not have produced materially different results. Investment income is recorded as earned.

Short-term investments are carried at amortized cost, which approximates fair value, and include all fixed-maturity securities with a remaining effective term to maturity of less than one year.

Other investments include the Company’s interest in equity-oriented and equity method investments. The Company records its share of the unrealized gains and losses on equity-oriented investments, net of applicable deferred income taxes, in accumulated other comprehensive income in shareholders’ equity. The carrying amounts of equity method investments are initially recorded at cost and adjusted to recognize the Company’s share of the profits or losses, net of any intercompany gains and losses, of the investees subsequent to the purchase date. Such profits and losses are recorded within net investment income in the accompanying Consolidated Statements of Income. Dividends are applied as a reduction of the carrying amount of equity method investments.

MBIA regularly monitors its investments in which fair value is less than amortized cost in order to assess whether such a decline in value is other than temporary and, therefore, should be reflected as a realized loss in net income. Such an assessment requires the Company to determine the cause of the decline and whether the Company possesses both the ability and intent to hold the investment to maturity or until the value recovers to an amount at least equal to amortized cost. This assessment requires management to exercise judgment as to whether an investment is impaired based on market conditions, trends and the availability of relevant data.

CASH AND CASH EQUIVALENTS Cash and cash equivalents include cash on hand and demand deposits with banks with original maturities of less than 90 days.

POLICY ACQUISITION COSTS Policy acquisition costs include those expenses that relate primarily to, and vary with, the acquisition of new insurance business. The Company periodically conducts a study to determine which operating costs have been incurred to acquire new insurance business and qualify for deferral. For business produced directly by MBIA Corp., such costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

include compensation of employees involved in underwriting and policy issuance functions, certain rating agency fees, state premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. Policy acquisition costs, net of ceding commissions, are deferred and amortized over the period in which the related premiums are earned.

MBIA will recognize a premium deficiency if the sum of expected loss and loss adjustment expenses and unamortized policy acquisition costs exceed the related unearned premiums. If MBIA were to have a premium deficiency that is greater than unamortized acquisition costs, the unamortized acquisition costs would be reduced by a charge to expense, and a liability (if necessary) would be established for any remaining deficiency. As of December 31, 2005, there have been no premium deficiencies. Although GAAP permits the inclusion of anticipated investment income when determining a premium deficiency, it is currently not being included in the Company’s evaluation.

GOODWILL Goodwill represents the excess of the cost of acquiring a business enterprise over the fair value of the net assets acquired. Under SFAS 142, “Goodwill and Other Intangible Assets,” the Company tests the carry value of its goodwill for impairment at least annually. See Note 5 for an explanation of the Company’s annual impairment test.

PROPERTY AND EQUIPMENT Property and equipment consists of land, buildings, leasehold improvements, furniture, fixtures and computer equipment and software. All property and equipment is recorded at cost and, except for land, is depreciated over the appropriate useful life of the asset using the straight-line method. Maintenance and repairs are charged to current earnings as incurred. The useful lives of each class of assets are as follows:

Buildings and site improvements	5-31 years
Leasehold improvements	4-10 years
Furniture and fixtures	8 years
Computer equipment and software	3-5 years

DERIVATIVES Under SFAS 133, all derivative instruments are recognized on the balance sheet at their fair value, and changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges. If the derivatives qualify as hedges, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings. If circumstances or events arise that require the termination and settlement of a derivative contract prior to maturity, any unrealized gain or loss will be recognized immediately in earnings. For qualifying fair value hedges, if the hedge relationship is terminated, the derivative fair value adjustment is reported as part of the basis of the hedged item and is amortized to earnings as a yield adjustment. For qualifying cash flow hedges, if the hedge relationship is terminated, the derivative fair value adjustment recorded in other comprehensive income is recognized in earnings at the time the hedged cash flows are recognized, consistent with the original hedge strategy. If the underlying hedged item of a hedge relationship ceases to exist, all changes in the fair value of the derivative are recognized in earnings each period until the derivative matures or terminates.

The nature of the Company’s business activities require the management of various financial and market risks, including those related to changes in interest rates and foreign currency exchange rates. The Company uses derivative instruments to mitigate or eliminate certain of those risks. See Note 7 for a further discussion of the Company’s use of derivatives and their impact on the Company’s financial statements.

LOSSES AND LOSS ADJUSTMENT EXPENSES The financial guarantees issued by MBIA Corp. insure scheduled payments of principal and interest due on various types of financial obligations against a payment default on such payments by the issuers of the obligations. Loss and loss adjustment expense (LAE) reserves are established by the Company’s Loss Reserve Committee, which is comprised of members of senior management, and require the use of judgment and estimates with respect to the occurrence, timing and amount of a loss on an insured obligation. As discussed below, the accounting for non-derivative financial guarantee loss reserves is possibly subject to change.

        The Company establishes two types of loss and LAE reserves for non-derivative financial guarantees: an unallocated loss reserve and case basis reserves. The unallocated loss reserve is established on an undiscounted basis with respect to the Company’s entire insured portfolio. The Company’s unallocated loss reserve represents its estimate of losses that have or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. The unallocated loss reserve is increased on a quarterly basis using a formula that applies a “loss factor” to the Company’s scheduled net earned premium for the respective quarter, both of which are defined and set forth below. This increase in the unallocated reserve is the Company’s provision for loss and loss adjustment expenses as reported on the Company’s income statement. Scheduled net earned premium represents quarterly premium earnings, net of reinsurance, from all policies in force less the portion of quarterly premium earnings that have been accelerated as a result of the refunding or defeasance of insured obligations. Total earned premium as reported on the Company’s income statement includes both scheduled net earned premium and premium earnings that have been accelerated, net of reinsurance. Once a policy is originated, the amount of scheduled net earned

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

premium recorded in earnings will be included in the Company’s calculation of its unallocated loss reserve. When an insured obligation is refunded, defeased or matures, the Company does not reverse the unallocated loss reserve previously generated from the scheduled net earned premium on such obligation as the Company’s unallocated loss reserve is not specific to any individual obligation.

Each quarter, the Company calculates its provision for the unallocated loss reserve as a fixed percent of scheduled net earned premium. This amount is recorded as “Losses and loss adjustment expense” on the income statement. Annually, the Loss Reserve Committee evaluates the appropriateness of the fixed percent loss factor. In performing this evaluation, the Loss Reserve Committee considers the composition of the Company’s insured portfolio by municipal sector, structured asset class, remaining maturity and credit quality, along with the latest industry data, including historical default and recovery experience for the relevant sectors of the fixed-income market in order to determine if a trend is developing that indicates the loss factor should be increased or decreased. In addition, the Company considers its own historical loss activity and how those losses develop over time. The Loss Reserve Committee reviews the results of its annual evaluation over several years to determine whether any long-term trends are developing. The Company’s additions to specific case basis reserves in the years ended December 31, 2005 and 2004 exceeded the 12% loss factor currently used by the Company. The Loss Reserve Committee is continuing to monitor this trend and evaluate whether an adjustment to the Company’s current loss factor is appropriate. During the years ended December 31, 2005, 2004 and 2003, the Company calculated its provision for the unallocated loss reserve as 12% of scheduled net earned premium.

When a case basis reserve is established, MBIA reclassifies the estimated amount from its unallocated loss reserve in an amount equal to the specific case basis loss reserve. Therefore, the amount of available unallocated loss reserve at the end of each period is reduced by the actual case basis reserves established in the same period. Such reclassification has no effect on the Company’s income statement as the unallocated loss reserve and specific case basis reserves, gross of recoveries from reinsurers, are reported as liabilities within “Loss and loss adjustment expense reserves” on the Company’s balance sheet. In the event that case basis reserves develop at a significantly faster or slower rate than anticipated by applying the loss factor to net scheduled earned premium, the Company will perform a qualitative evaluation with respect to the adequacy of the remaining unallocated loss reserve. In performing this evaluation, the Company considers the anticipated amounts of future transfers to existing case basis reserves, as well as the likeliness those policies for which case basis reserves have not been established will require case basis reserves at a faster or slower rate than initially expected.

If, after establishing case basis reserves for the period, the Company determines that the remaining unallocated loss reserve is not sufficient to cover its estimate of losses not yet specifically identified in its insured portfolio, additional unallocated loss reserves will be accrued at such time which, as a result, will reduce the Company’s earnings for the period. Conversely, if the Company determines that the remaining unallocated loss reserve is in excess of the amount needed to cover its estimate of unidentified losses, the Company will reverse the excess at such time which, as a result, will increase the Company’s earnings for the period. The Company has not made any such adjustment to its unallocated loss reserve during the periods presented in these financial statements.

MBIA establishes new case basis reserves with respect to a specific insurance policy when the Loss Reserve Committee determines that (i) a claim has been made or is probable in the future with respect to such policy based on specific credit events that have occurred and (ii) the amount of the ultimate loss that MBIA will incur under such policy can be reasonably estimated. The amount of the case basis reserve with respect to any policy is based on the net present value of the expected ultimate losses and loss adjustment expense payments that the Company expects to pay with respect to such policy, net of expected recoveries under salvage and subrogation rights. The amount of the expected loss, net of expected recoveries, is discounted based on a discount rate equal to the actual yield of the fixed-income portfolio held by the Company’s insurance subsidiaries at the end of the preceding fiscal quarter. The Company believes this yield is an appropriate rate of return for present valuing its reserves as it reflects the rate of return on the assets supporting future claim payments by the Company. The discount rate used at December 31, 2005, 2004 and 2003 was 5.0%, 4.8% and 4.7%, respectively. When a case basis reserve is established for an insured obligation, the Company continues to record premium revenue until it believes that premiums will no longer be collected on that obligation.

Case basis reserves are established in the same manner for policies with respect to which an insured event (i.e., a payment default on the insured obligation) has already occurred and for those policies where the Company expects that an insured event will occur in the future based upon credit deterioration which has already occurred and has been identified. This reserving methodology is different from case basis reserves that are established by traditional property and casualty insurance companies, which determine case basis reserves only upon the occurrence of an insured event when reported. The Company does not establish case basis reserves for all payments due under an insured obligation but rather only those that the Company believes the issuer of the insured obligation will be unable to make. Case basis reserves cover the amount of principal and interest owed that the Company expects to pay on its insured obligations and the costs of settlement and other loss mitigation expenses, net of expected recoveries. Expected recoveries reduce the amount of case basis reserves established by the Company. When MBIA becomes entitled to the underlying collateral of an insured

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset. Such amounts are included in the Company’s balance sheet within “Other assets.”

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

As a result of discussions in January and February 2005 between the SEC staff and several financial guarantee industry participants, including MBIA, the FASB staff is considering whether additional guidance with respect to accounting for financial guarantee insurance should be provided. In June 2005, the FASB decided to add to its agenda a project to consider the accounting by insurers for financial guarantee insurance. As part of this project, the FASB is considering several aspects of the insurance accounting model for financial guarantee insurers, including claims liability recognition, premium recognition and the related amortization of deferred policy acquisition costs. When the FASB or the SEC reaches a conclusion on this issue, the Company and its financial guarantor peers may be required to change some aspects of their respective loss reserving policies and the potential changes could extend to premium and expense recognition. The Company cannot currently assess how the FASB and SEC staff’s ultimate resolution of this issue will impact its loss reserving policy or the effect it might have on recognizing premium revenue and policy acquisition costs. Until the issue is resolved, the Company intends to continue to apply its existing policy with respect to the establishment of both case basis and unallocated loss reserves and the recognition of premium revenue and policy acquisition costs.

INVESTMENT AGREEMENTS, MEDIUM-TERM NOTES AND COMMERCIAL PAPER Investment agreements, medium-term notes and commercial paper are recorded on the balance sheet at the time such agreements are executed. The liabilities for investment agreements and medium-term notes are carried at their face value plus accrued interest. Interest expense is accrued at the contractual interest rate, adjusted for any premiums or discounts. Commercial paper is carried at face value adjusted for any discounts. Premiums and discounts related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

to investment agreements and medium-term notes are amortized on a constant yield basis. Discounts related to commercial paper are amortized on a straight-line basis, which approximates a constant yield to maturity.

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

PREMIUM REVENUE RECOGNITION Upfront premiums are earned in proportion to the expiration of the related insured par. Therefore, for transactions in which the premium is received upfront, premium earnings are greater in the earlier periods when there is a higher amount of par outstanding. The upfront premiums are apportioned to individual sinking fund payments of a bond issue according to an amortization schedule. After the premiums are allocated to each scheduled sinking fund payment, they are earned on a straight-line basis over the period of that sinking fund payment. Accordingly, deferred premium revenue represents the portion of premiums written that is applicable to the unexpired risk of insured bonds and notes. When an MBIA-insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time since there is no longer risk to the Company. Installment premiums are earned on a straight-line basis over each installment period, generally one year or less.

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

EMPLOYEE STOCK COMPENSATION The Company follows the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Under the modified prospective transition method selected by the Company under the provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” compensation costs related to stock options are reflected in net income. See Notes 4 and 25 for further discussions regarding the methodology utilized in recognizing employee stock compensation expense.

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

MUNICIPAL SERVICES OPERATIONS Municipal services results are comprised of the net investment income, operating revenues, expenses and gains and losses of MBIA MuniServices Company and its subsidiaries. Operating revenues primarily consist of fees, which are recognized in earnings as the related services are performed.

CORPORATE Corporate results consist of net investment income, interest expense on MBIA Inc. debt and general corporate expenses. All legal and consulting costs associated with the investigations by the SEC, the NYAG and the NYSID are expensed as incurred.

GAINS AND LOSSES Net realized gains and losses are primarily generated from the sale of investments. Realized losses also include amounts resulting from the write-down of assets for which a decline in fair value below the Company’s carry value is determined to be other than temporary. Net gains and losses on derivative instruments and foreign exchange are the result of fair valuing the Company’s derivative instruments and gains and losses resulting from revaluing transactions denominated in foreign currencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

FOREIGN CURRENCY TRANSLATION Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates. Operating results are translated at average rates of exchange prevailing during the year. Unrealized gains or losses, net of deferred taxes, resulting from translation are included in accumulated other comprehensive income in shareholders’ equity. Gains and losses resulting from transactions in foreign currencies are recorded in current earnings.

INCOME TAXES Deferred income taxes are provided with respect to the temporary differences between the tax bases of assets and liabilities and the reported amounts in the financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled. Such temporary differences relate principally to premium revenue recognition, deferred acquisition costs, unrealized appreciation or depreciation of investments and derivatives, and MBIA Corp.’s statutory contingency reserve.

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

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued FASB Staff Position (FSP) 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which nullifies certain requirements of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and amends SFAS 115 and Accounting Principles Board Opinion (APB) 18, “The Equity Method of Accounting for Investments in Common Stocks.” FSP 115-1 outlines a three-step model to identify investment impairments in each reporting period. First, for each reporting period, individual securities are determined to be impaired if the fair value of a security is less than its cost. Second, impaired securities are evaluated as to whether the impairment is other than temporary based on existing applicable guidance. Lastly, if the impairment is other than temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and fair value as of the reporting date. Under FSP 115-1, the disclosure requirements required by EITF 03-1 issued in December 2003 remain in effect. EITF 03-1 requires the Company to disclose certain information about unrealized losses on its investment portfolio that have not been recognized as other-than-temporary impairments. The requirements under FSP 115-1 are effective for reporting periods beginning after December 15, 2005. The Company believes that the adoption of FSP 115-1 will not have a material effect on the Company’s financial position or results of operations. See Note 12 for disclosures required by EITF 03-1.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS 123 and supersedes APB 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the Company to expense the fair value of employee stock options and other forms of stock-based compensation. In addition, SFAS 123(R) classifies share-based payment awards as either liability awards, which are remeasured at fair value at each balance sheet date, or equity awards, which are measured at fair value on the grant date and not subsequently remeasured. Generally, awards with cash-based settlement, repurchase features or that are settled at a fixed dollar amount are classified as liability awards, and changes in fair value will be reported in earnings. Awards with net-settlement features or that permit a cashless exercise with third-party brokers are classified as equity awards and changes in fair value are not reported in earnings. The requirements are effective for the Company as of January 1, 2006. The Company’s long-term incentive plans include features which would result in both liability and equity awards. The Company adopted the fair value provisions of SFAS 123 effective January 1, 2002 and does not believe that the adoption of SFAS 123(R) for equity awards will have a material effect on the Company’s financial position or results of operations. For liability awards, the Company currently remeasures these awards and does not believe that the adoption of SFAS 123(R) will have a material effect on the Company’s financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

In January 2003, the FASB issued FIN 46, which was revised in December 2003 as FIN 46(R), as an interpretation of Accounting Research Bulletin No. (ARB) 51, “Consolidated Financial Statements.” FIN 46(R) addresses consolidation of VIEs by business enterprises. An entity is considered a VIE subject to consolidation if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or if the equity investors lack one of three characteristics of a controlling financial interest. First, the equity investors lack the ability to make decisions about the entity’s activities through voting rights or similar rights. Second, they do not bear the obligation to absorb the expected losses of the entity if they occur. Lastly, they do not claim the right to receive expected returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. MBIA determined that FIN 46(R) applies to entities that it sponsors and, in certain cases, unaffiliated entities that it guarantees. See Note 6 for a further discussion on the impact of adoption of FIN 46(R) on the Company’s financial statements.

NOTE 5: GOODWILL

Goodwill totaled $79.4 million as of December 31, 2005 and 2004, of which $76.9 million was within the insurance reporting segment and $2.5 million was within the investment management services reporting segments. As a result of the sale of the assets of 1838 Investment Advisors, LLC (1838) in May 2004, goodwill within the investment management services operations declined by $10.6 million during 2004.

The Company performed its annual impairment testing of goodwill as of January 1, 2005 and January 1, 2006. On both dates, the fair values of the insurance reporting segment and the investment management services’ reporting segment exceeded their carrying values indicating that goodwill was not impaired. In performing this evaluation, the Company determined that the best measure of the fair value of the insurance reporting segment was its book value adjusted for the after-tax effects of net deferred premium revenue less deferred acquisition costs, the present value of installment premiums and a provision for losses to arrive at adjusted book value. Adjusted book value is a common measure used by analysts to determine the value of financial guarantee companies. For the investment management services’ reporting segment, the fair value was determined using a multiple of earnings before income tax, depreciation and amortization (EBITDA), as this is a common measure of fair value in the investment management industry.

NOTE 6: VARIABLE INTEREST ENTITIES

The Company provides structured funding and credit enhancement services to global finance clients through the use of certain MBIA-administered, bankruptcy-remote special purpose vehicles (SPVs) and through third-party SPVs. The purpose of the MBIA-administered SPVs is to provide clients with an efficient source of funding, which may offer MBIA the opportunity to issue financial guarantee insurance policies. These SPVs purchase various types of financial instruments, such as debt securities, loans, lease receivables and trade receivables, and fund these purchases through the issuance of asset-backed short-term commercial paper or medium-term notes. The assets and liabilities within the medium-term note programs are managed primarily on a match-funded basis and may include the use of derivative hedges, such as interest rate and foreign currency swaps. By match-funding, the SPVs eliminate the risks associated with fluctuations in interest and foreign currency rates, indices and liquidity. Typically, programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs. In general, asset purchases at the inception of a program are required to be investment grade by at least one major rating agency. The primary SPVs administered by MBIA are Triple-A One Funding Corporation (Triple-A), Meridian Funding Company, LLC (Meridian) and Polaris Funding Company, LLC (Polaris) (collectively, the Conduits). Third-party SPVs are used in a variety of structures guaranteed or managed by MBIA, whereby the Company has risks analogous to those of MBIA-administered SPVs. The Company has determined that such SPVs fall within the definition of a VIE under FIN 46(R).

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

On September 30, 2003, prior to the applicable effective date of FIN 46(R), MBIA purchased the equity and acquired all controlling interests of the Conduits and began consolidating them in the financial statements of the Company. The Conduits fall within the scope of FIN 46(R) and continue to be consolidated by the Company. The conduit segment within the Company’s investment management services operations is principally comprised of the activities of these entities. MBIA has included on its balance sheet the assets and liabilities of each Conduit, which consist primarily of various types of investments and medium-term

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

notes and commercial paper, and has included in its income statement the operating revenues and expenses of the Conduits subsequent to their acquisition date. Certain of MBIA’s consolidated subsidiaries have invested in Conduit debt obligations or have received compensation for services provided to the Conduits. As such, MBIA has eliminated intercompany transactions with the Conduits from its balance sheet and income statement. After the elimination of such intercompany assets and liabilities, Conduit total assets and liabilities were $4.6 billion and $4.4 billion, respectively, at December 31, 2005 and $7.0 billion and $6.7 billion, respectively, at December 31, 2004.

In 2004, the Company consolidated two VIEs established in connection with the securitization of Capital Asset tax liens. As a result of a clean-up call exercised for the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations, these securitizations no longer met the conditions of a qualifying special purpose entity under SFAS 140. MBIA holds a variable interest in these entities, which resulted from its insurance policies, and has determined that it is the primary beneficiary under FIN 46(R). MBIA has reported the assets of the securitizations, totaling $2.5 million and $16.8 million at December 31, 2005 and December 31, 2004, respectively, principally within “Other assets” on its consolidated balance sheet. Liabilities of the securitizations substantially represented amounts due to MBIA, which were eliminated in consolidation.

In addition to MBIA-administered SPVs, MBIA must determine whether it has variable interests in third-party VIEs and if so, whether those variable interests would cause MBIA to be the primary beneficiary and, therefore, consolidate such entities. Under FIN 46(R), MBIA’s guarantee of the assets or liabilities of a VIE constitute a variable interest and require MBIA to assess whether it is the primary beneficiary. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies. The Company has consolidated third-party VIEs as a result of guarantees provided by its insurance operations. Third-party VIEs’ assets and liabilities are primarily reported in “Investments held-to-maturity” and “Variable interest entity floating rate notes”, respectively, on the face of the Company’s balance sheet. The assets and liabilities of these VIEs each totaled $1.3 billion at December 31, 2005 and $600.5 million at December 31, 2004. Third-party VIEs’ creditors do not have recourse to the general assets of MBIA outside of the financial guarantee policy provided to the VIEs.

NOTE 7: DERIVATIVE INSTRUMENTS

MBIA enters into derivative transactions as an additional form of financial guarantee and for purposes of hedging risks associated with existing assets and liabilities and forecasted transactions. The Company accounts for derivative transactions in accordance with SFAS 133, as amended, which requires that all such transactions be recorded on the Company’s balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings within “Net gains (losses) on derivative instruments and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive income,” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge.

INSURANCE The Company has entered into derivative transactions that it views as an extension of its core financial guarantee business but do not qualify for the financial guarantee scope exception under SFAS 133 and, therefore, must be stated at fair value. The insurance operations, which represent the majority of the Company’s notional derivative exposure, have insured derivatives primarily consisting of structured pools of credit default swaps that the Company intends to hold for the entire term of the contract. The insurance operations have also provided guarantees on the value of certain structured closed-end funds, which meet the definition of a derivative under SFAS 133. The Company reduces risks embedded in its insured portfolio by entering into derivative transactions or other types of hedging arrangements. These arrangements may include reinsurance agreements and capital markets transactions in which the Company hedges a portion of the credit and market risk associated with its insured credit derivative portfolio. Premiums received on insured derivatives are recorded as part of premiums earned. Additionally, changes in fair values of derivative transactions within MBIA’s insurance operations are recorded in current earnings.

INVESTMENT MANAGEMENT SERVICES The investment management services operations have entered into derivative transactions primarily consisting of interest rate, cross currency, credit default and total return swaps and principal protection guarantees. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to hedge the variability in cash flows resulting from fluctuations in foreign currency rates. Credit default swaps are entered into to hedge credit risk or to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business. The maximum amount of future payments the Company may be required to make under credit default swap contracts, should a full credit event occur on all of its outstanding contracts, is $1.6 billion. These credit default swaps reference credits with an average quality of AA-/Aa3 and have a maturity range of 1—5 years. In accordance with SFAS 133, the fair values of these credit default swaps at December 31, 2005 are recorded on the consolidated balance sheet as assets and liabilities, representing gross gains and losses, of $5.2 million and $17 thousand, respectively. Total return swaps are entered into to enable the Company to earn returns on certain obligations without directly owning

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

the underlying obligations. The Company has also provided loss protection on certain MBIA-MISC managed municipal pools that invest in highly rated short-term fixed-income securities. Such protection is accounted for as a derivative under SFAS 133 and is included as part of the Company’s principal protection guarantees.

Certain interest rate and cross currency swaps qualify as cash flow hedges and fair value hedges under SFAS 133. The cash flow hedges mitigate or offset fluctuations in cash flows arising from variable rate assets or liabilities. The unrealized gains and losses relating to the cash flow hedges are reported in accumulated other comprehensive income and will be reclassified into earnings as interest revenue and expense are recognized on the hedged assets and liabilities. The fair value hedges are used to protect against changes in the market value of the hedged assets or liabilities. The gains and losses relating to the fair value hedges are recorded directly in earnings. Cash flow and fair value hedges are hedging existing assets, liabilities or forecasted transactions. During 2005, the Company recorded gains of $.9 million (net of tax) and losses of $19 thousand (net of tax) in earnings within net gains (losses) on derivative instruments and foreign exchange due to the ineffectiveness of fair value and cash flow hedges, respectively.

The Conduits primarily enter into interest rate and cross currency swaps as economic hedges against interest rate and currency risks. The cross currency swaps qualify as fair value hedges of foreign currency risk under SFAS 133. During 2005, the Company recorded gains of $1.7 million (net of tax) in earnings due to the ineffectiveness of these hedges. The Company also recorded gains of $12.4 million (net of tax) on economic hedges that did not qualify for hedge accounting under SFAS 133.

Cash flow hedges related to the investment management services operations resulted in an aggregate net unrealized gain of $4.2 million (net of tax) in accumulated other comprehensive income at December 31, 2005. The aggregate net unrealized gain is composed of both positive and negative future cash flows. The Company expects that approximately $.8 million of unrealized gains (net of tax) will migrate from accumulated other comprehensive income into earnings during 2006 and the remaining amount over the term of the contracts.

MUNICIPAL SERVICES Capital Asset entered into an interest rate collar to economically hedge interest rate risk on a floating rate note. The change in the fair value of the collar is recorded each period in earnings, as the collar is not a qualifying hedge under SFAS 133.

CORPORATE The corporate operations has entered into a cross currency swap to hedge foreign exchange risks related to the issuance of certain MBIA long-term debt in accordance with the Company’s risk management policies. The cross currency swap has been designated as a cash flow hedge and hedges the variability arising from currency exchange rate movements on the foreign denominated fixed rate debt. Changes in the fair value of the cross currency swap are recorded in accumulated other comprehensive income. As the debt is revalued at the spot exchange rate in accordance with SFAS 52, “Foreign Currency Translation,” an amount that will offset the related transaction gain or loss arising from the revaluation will migrate each period from accumulated other comprehensive income into earnings. This cash flow hedge was 100% effective during 2005.

The cross currency swap resulted in an aggregate unrealized gain of $1.8 million (net of tax) remaining in accumulated other comprehensive income at December 31, 2005. The Company expects that approximately $1.0 million of unrealized losses (net of tax) will migrate from accumulated other comprehensive income into earnings during 2006 and the remaining balance over the term of the contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

The notional values of the derivative instruments, net of reinsurance contracts where applicable, by business operations for the years ended December 31, 2005 and 2004 are as follows:

	Year ended December 31, 2005
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Credit default swaps	$77,112	$1,662	$—	$—	$78,774
Interest rate swaps	—	14,124	—	—	14,124
Principal protection guarantees	1,955	2,654	—	—	4,609
Currency swaps	—	3,894	—	133	4,027
Total return swaps	331	608	—	—	939
Credit linked notes	295	200	—	—	495
Interest rate caps/floors	—	450	4	—	454
All other	—	95	—	—	95

Total	$79,693	$23,687	$4	$133	$103,517

	Year ended December 31, 2004
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Credit default swaps	$80,093	$1,122	$—	$—	$81,215
Interest rate swaps	—	10,783	—	—	10,783
Principal protection guarantees	2,514	2,226	—	—	4,740
Currency swaps	—	3,476	—	154	3,630
Total return swaps	377	779	—	—	1,156
Credit linked notes	800	100	—	—	900
Interest rate caps/floors	—	450	6	—	456
All other	—	94	—	—	94

Total	$83,784	$19,030	$6	$154	$102,974

The Company manages counterparty credit risk on an individual counterparty basis through master netting agreements covering derivative transactions in the investment management services, municipal services and corporate operations. These agreements allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either MBIA or the counterparty is downgraded below a specified credit rating. If the Company were to settle all transactions covered under netting agreements as of December 31, 2005, the amount required to be paid to counterparties would have been reduced by $173.4 million as a result of its contractual right to offset amounts due from such counterparties. The Company has chosen not to net receivables due from counterparties with payables due to counterparties in its balance sheet, but instead report these amounts on a gross basis as assets and liabilities.

In certain cases, the Company also manages credit risk through collateral agreements that give the Company the right to hold or the obligation to provide collateral when the current market value of certain derivative contracts exceeds an exposure threshold. Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2005, no securities or cash were held or placed by the Company under these agreements.

FINANCIAL STATEMENT IMPACT As of December 31, 2005 and 2004, the Company held derivative assets of $326.9 million and $288.6 million, respectively, and derivative liabilities of $384.6 million and $527.5 million, respectively, which are shown separately on the consolidated balance sheets. The following tables display the amount of the derivative assets and liabilities by business operations for the years ended December 31, 2005 and 2004.

	Year ended December 31, 2005
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Derivative assets	$40.3	$250.2	$—	$36.4	$326.9
Derivative liabilities	$32.1	$352.5	$—	$—	$384.6

	Year ended December 31, 2004
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Derivative assets	$39.8	$191.9	$—	$56.9	$288.6
Derivative liabilities	$25.3	$501.9	$0.3	$—	$527.5

The income statement impact for all derivative transactions for 2005 was an after-tax increase in net income of $77.9 million. The impact of all derivative transactions for 2004 and 2003 was an after-tax increase in net income of $32.1 million and $95.5 million, respectively. The income statement impact of derivative activity is broken down into revenues, net realized gains (losses), net gains (losses) on derivative instruments and foreign exchange and expenses. Interest and fee income, including premiums received on insured derivatives, and interest and fee expense on derivatives are recorded within revenues and expenses. For derivatives that have been designated as qualifying hedges, income and expense are recorded as an adjustment to those of the hedged items. The following tables display the impact described above on the 2005, 2004 and 2003 income statements by business operation of all derivative transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

	Year ended December 31, 2005
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues*	$73.2	$22.7	$—	$—	$95.9
Net realized gains (losses)	—	(4.5)	—	—	(4.5)
Net gains (losses) on derivative instruments and foreign exchange:
Credit derivatives	(6.3)	(0.9)	—	—	(7.2)
Ineffectiveness on hedges	—	4.1	—	—	4.1
Economic hedges	—	41.3	0.2	—	41.5

Total revenues	66.9	62.7	0.2	—	129.8
Expenses*	(8.6)	—	(0.1)	(1.2)	(9.9)

Income (loss) before income taxes	58.3	62.7	0.1	(1.2)	119.9
Tax (provision) benefit	(20.4)	(22.0)	—	0.4	(42.0)

Net income (loss)	$37.9	$40.7	$0.1	$(0.8)	$77.9

	Year ended December 31, 2004
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues*	$68.9	$(6.0)	$—	$—	$62.9
Net realized gains (losses)	—	(0.8)	—	—	(0.8)
Net gains (losses) on derivative instruments and foreign exchange:
Credit derivatives	6.6	1.9	—	—	8.5
Ineffectiveness on hedges	—	(10.5)	—	—	(10.5)
Economic hedges	—	(1.1)	(0.3)	—	(1.4)

Total revenues	75.5	(16.5)	(0.3)	—	58.7
Expenses*	(8.0)	—	(0.2)	(1.2)	(9.4)

Income (loss) before income taxes	67.5	(16.5)	(0.5)	(1.2)	49.3
Tax (provision) benefit	(23.6)	5.8	0.2	0.4	(17.2)

Net income (loss)	$43.9	$(10.7)	$(0.3)	$(0.8)	$32.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

	Year ended December 31, 2003
In millions	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues*	$51.0	$5.5	$—	$0.8	$57.3
Net realized gains (losses)	—	0.7	—	—	0.7
Net gains (losses) on derivative instruments and foreign exchange:
Credit derivatives	104.0	8.1	—	—	112.1
Ineffectiveness on hedges	—	(7.4)	—	—	(7.4)
Economic hedges	—	(9.7)	—	—	(9.7)

Total revenues	155.0	(2.8)	—	0.8	153.0
Expenses*	(6.0)	—	—	—	(6.0)

Income (loss) before income taxes	149.0	(2.8)	—	0.8	147.0
Tax (provision) benefit	(52.2)	1.0	—	(0.3)	(51.5)

Net income (loss)	$96.8	$(1.8)	$—	$0.5	$95.5

*	Includes premiums earned, advisory fees and losses incurred in the insurance operations and interest income and expenses in the investment management services and corporate operations.

At December 31, 2005, the Company reported an accumulated unrealized gain of $6.0 million (net of tax) in other comprehensive income related to the fair value of the cash flow hedges compared to a $3.3 million unrealized gain (net of tax) at December 31, 2004. The change resulted from a $2.3 million after-tax unrealized gain in the fair value of the cash flow hedges and the transfer of $.5 million of after-tax net expense to earnings as a result of scheduled interest payments and receipts on the cash flow hedges. At December 31, 2005, the maximum term of derivative instruments that hedge forecasted transactions was approximately 13 years.

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

The use of market data requires management to make assumptions on how the fair value of derivative instruments is affected by current market conditions. Therefore, results can significantly differ between models and due to changes in management assumptions. The Company has dedicated resources to the development and ongoing review of its valuation models and has instituted procedures for the approval and control of data inputs. In addition, regular reviews are performed to ensure that the Company’s valuation models are appropriate and produce values reflective of the current market environment. In 2003, the Company added an additional third-party data source for generic credit spread information used by the Company in its valuation process to avoid undue reliance on any single data vendor, as well as to enhance its assessment of fair values. In 2004 and 2005, there were no significant changes to the valuation process.

NOTE 8: TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

The Company enters into securities borrowing and lending contracts in connection with MBIA’s collateralized investment and repurchase agreement activities and to invest short-term cash balances or provide liquidity to the Company’s asset/liability programs. Such contracts are only transacted with high quality dealer firms. It is the Company’s policy to take possession of securities borrowed under these contracts.

The Company minimizes the credit risk of counterparties to transactions that might be unable to fulfill their contractual obligations by monitoring customer credit exposure and collateral value and requiring additional collateral to be deposited with the Company when deemed necessary.

SFAS 140 requires the Company to reclassify financial assets pledged as collateral under certain agreements and to report those assets at fair value as a separate line item on the balance sheet. At December 31, 2005 and 2004, the fair values of financial assets pledged as collateral under securities borrowing contracts were $729 million and $731 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

NOTE 9: EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. As of December 31, 2005, 2004 and 2003 there were 2,837,793, 2,294,297 and 5,606,205 stock options, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003:

	Years ended December 31
In thousands except per share amounts	2005	2004	2003
Income from continuing operations, net of tax	$712,079	$840,470	$823,248
Income (loss) from discontinued operations, net of tax	(1,093)	2,576	2,104

Net income	$710,986	$843,046	$825,352

Basic weighted-average shares	134,098,392	141,861,225	143,449,007
Effect of common stock equivalents	3,122,339	2,938,288	1,531,389

Diluted weighted-average shares	137,220,731	144,799,513	144,980,396

Basic EPS:
Income from continuing operations	$5.31	$5.92	$5.74
Income (loss) from discontinued operations	(.01)	0.02	0.01

Net income	$5.30	$5.94	$5.75

Diluted EPS:
Income from continuing operations	$5.19	$5.80	$5.68
Income (loss) from discontinued operations	(.01)	0.02	0.01

Net income	$5.18	$5.82	$5.69

NOTE 10: STATUTORY ACCOUNTING PRACTICES

The financial statements have been prepared on a GAAP basis, which differs in certain respects from the statutory accounting practices prescribed or permitted by the insurance regulatory authorities. Statutory accounting practices differ from GAAP in the following respects:

•	upfront premiums are earned on a basis proportionate to the scheduled periodic maturity of principal and payment of interest (“debt service”) to the original total principal and interest insured as opposed to earning in proportion to the expiration of the related risk;

•	acquisition costs are charged to operations as incurred rather than deferred and amortized as the related premiums are earned;

•	fixed-maturity investments are generally reported at amortized cost rather than fair value;

•	a contingency reserve is computed on the basis of statutory requirements, and reserves for losses and LAE are established at present value for specific insured issues that are identified as currently or likely to be in default. Under GAAP, reserves are established based on the Company’s reasonable estimate of the identified and unallocated losses and LAE on the insured obligations it has written;

•	changes in net deferred income taxes are recognized as a separate component of gains and losses in surplus. Under GAAP, changes in the Company’s net deferred income tax balances are recognized in net income;

•	the Internal Revenue Service permits financial guarantee insurance companies a deduction for increases to the statutory contingency reserve resulting in the purchase of tax and loss bonds equal to the tax benefit derived. Tax and loss bonds purchased are recorded as admitted assets and credited to surplus. Contingency reserves are not permitted under GAAP;

•	the acquisitions of MBIA Corp. and MBIA Illinois were recorded at statutory book value. Therefore, no goodwill was recorded. Under GAAP, goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

•	derivative assets and liabilities exclude insurance guarantees, while under GAAP, guarantees that do not qualify for the financial guarantee scope exception under SFAS 133 are recorded at fair value; and

•	certain assets designated as “non-admitted assets” are charged directly against surplus but are reflected as assets under GAAP.

Consolidated net income of MBIA Corp. determined in accordance with statutory accounting practices for the years ended December 31, 2005, 2004 and 2003 was $633.0 million, $768.5 million and $669.2 million, respectively.

The following is a reconciliation of consolidated shareholders’ equity presented on a GAAP basis for the Company and its consolidated subsidiaries to statutory capital and surplus for MBIA Corp. and its subsidiaries:

	As of December 31
In thousands	2005	2004
Company’s GAAP shareholders’ equity	$6,591,644	$6,558,797
Non-insurance segment assets and liabilities, net	303,525	225,804
Premium revenue recognition	(730,541)	(670,765)
Deferral of acquisition costs	(427,111)	(406,035)
Investments, including unrealized gains	(443,776)	(894,834)
Contingency reserve	(2,768,992)	(2,705,147)
Unallocated loss and LAE reserves	344,755	290,460
Deferred income tax liabilities, net	512,542	619,273
Tax and loss bonds	455,824	394,717
Goodwill	(76,938)	(76,938)
Derivative assets and liabilities	(8,289)	(14,506)
Non-admitted assets	(45,671)	(51,038)
Other items	93,427	10,483

Statutory capital and surplus	$3,800,399	$3,280,271

The NYSID recognizes only statutory accounting practices prescribed or permitted by the State of New York and the NYSID has adopted the National Association of Insurance Commissioners (NAIC) Accounting Practices and Procedures Manual as a component of the NYSID’s prescribed or permitted practices.

The NYSID does not allow goodwill to be an admitted asset, while the NAIC requires goodwill recognition. At December 31, 2005 and 2004, MBIA Corp. has reduced admitted assets by $76.9 million related to goodwill. The NYSID prescribes discounting of case basis loss reserves. Incurred losses and LAE include amounts discounted at 5.0% and 4.8% for 2005 and 2004, respectively. The discount for 2005 was $28.1 million and for 2004 was $37.6 million. NYSID prescribed procedure enables MBIA Corp. to account for Channel Reinsurance Ltd. (Channel Re), a Triple-A rated financial guarantee reinsurance company in which MBIA Corp. holds a 17.4% ownership interest, as other investments rather than as an affiliate. The NYSID prescribes the treatment of estimated lease receipts related to a paid loss as a non-admitted asset, while the NAIC requires these anticipated receipts to offset loss reserves. As of December 31, 2005 and 2004, MBIA Corp. has reduced admitted assets by $22.2 million and $34.4 million, respectively.

NOTE 11: PREMIUMS EARNED FROM REFUNDED AND CALLED BONDS

When an MBIA-insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time since there is no longer risk to the Company. Premiums earned, after reinsurance, include $140.5 million, $143.4 million and $130.4 million for 2005, 2004 and 2003, respectively, related to refunded and called MBIA-insured bonds.

NOTE 12: INVESTMENTS

The Company’s investment objective is to optimize long-term, after-tax returns while emphasizing the preservation of capital through maintenance of high quality investments with adequate liquidity. The Company’s investment policies limit the amount of credit exposure to any one issuer. The fixed-maturity portfolio is comprised of high quality (average rating Aa) taxable and tax-exempt investments of diversified maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

The following tables set forth the amortized cost and fair value of the available-for-sale fixed-maturity and short-term investments included in the consolidated investment portfolio of the Company as of December 31, 2005 and 2004:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2005
Taxable bonds:
United States Treasury and government agency	$557,270	$17,232	$(4,787)	$569,715
Foreign governments	621,364	39,677	(2,716)	658,325
Corporate and other obligations	16,309,834	426,446	(86,219)	16,650,061
Mortgage-backed	2,725,206	10,487	(34,652)	2,701,041
Tax-exempt bonds:
State and municipal obligations	5,366,345	216,240	(7,170)	5,575,415

Total	$25,580,019	$710,082	$(135,544)	$26,154,557

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2004
Taxable bonds:
United States Treasury and government agency	$690,741	$33,876	$(662)	$723,955
Foreign governments	495,736	47,153	(2,292)	540,597
Corporate and other obligations	13,522,517	517,809	(27,217)	14,013,109
Mortgage-backed	2,426,051	28,357	(8,470)	2,445,938
Tax-exempt bonds:
State and municipal obligations	4,786,745	306,463	(840)	5,092,368

Total	$21,921,790	$933,658	$(39,481)	$22,815,967

Fixed-maturity investments carried at fair value of $12.9 million and $13.8 million as of December 31, 2005 and 2004, respectively, were on deposit with various regulatory authorities to comply with insurance laws.

A portion of the obligations under investment agreements require the Company to pledge securities as collateral. As of December 31, 2005 and 2004, the fair value of securities pledged as collateral with respect to these obligations approximated $4.6 billion and $3.6 billion, respectively.

The following table sets forth the distribution by contractual maturity of the available-for-sale fixed-maturity and short-term investments at amortized cost and fair value at December 31, 2005. Contractual maturity may differ from expected maturity because borrowers may have the right to call or prepay obligations.

In thousands	Amortized Cost	Fair Value
Within 1 year	$1,457,190	$1,457,190
Beyond 1 year but within 5 years	5,418,781	5,421,816
Beyond 5 years but within 10 years	5,769,642	5,880,556
Beyond 10 years but within 15 years	2,663,365	2,828,374
Beyond 15 years but within 20 years	1,425,107	1,529,474
Beyond 20 years	6,065,445	6,280,130
Mortgage-backed	2,780,489	2,757,017

Total fixed-maturity and short-term investments	$25,580,019	$26,154,557

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

Investments that are held-to-maturity are reported on the Company’s balance sheet at amortized cost. These investments, which relate to the Company’s Conduit program and consolidated VIEs, primarily consist of asset-backed securities and loans issued by major national and international corporations and other structured finance clients. The following table sets forth the distribution of held-to-maturity investments by contractual maturity at amortized cost and fair value at December 31, 2005.

In thousands	Amortized Cost	Fair Value
Within 1 year	$—	$—
Beyond 1 year but within 5 years	3,094,214	3,072,261
Beyond 5 years but within 10 years	834,360	825,466
Beyond 10 years but within 15 years	23,333	23,333
Beyond 15 years but within 20 years	—	—
Beyond 20 years	902,022	902,022
Mortgage-backed	911,253	911,253

Total held-to-maturity investments	$5,765,182	$5,734,335

Included in the preceding tables are investments that have been insured by MBIA Corp. (MBIA Insured Investments). At December 31, 2005, MBIA Insured Investments, at fair value, represented $8.8 billion or 28% of the total portfolio, of which $4.5 billion or 14% relate to Conduit investments. Without giving effect to the MBIA guarantee of the MBIA Insured Investments, the underlying ratings (those given to an investment without the benefit of MBIA’s guarantee) of the MBIA Insured Investments as of December 31, 2005 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating service, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Underlying Ratings Scale In thousands	Insurance Portfolio	Investment Management Services Portfolio	Investments Held-to- Maturity	Total
Aaa	$9,716	$478,784	$213,502	$702,002
Aa	233,642	209,400	432,254	875,296
A	624,185	965,835	1,811,929	3,401,949
Baa	285,871	1,291,230	1,998,039	3,575,140
Below investment grade	107,047	155,198	—	262,245

Total	$1,260,461	$3,100,447	$4,455,724	$8,816,632

It is MBIA’s policy to obtain an underlying rating from both Moody’s and S&P for each new Conduit transaction prior to the execution of such transactions. All transactions currently funded in the Conduits have an underlying rating of investment grade by Moody’s and S&P prior to funding. The weighted-average underlying rating for transactions currently funded in the Conduits was A- by S&P and A3 by Moody’s at the time such transactions were funded. MBIA estimates that the weighted-average underlying rating of all outstanding Conduit transactions was A- by S&P and A3 by Moody’s as of December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

The following table sets forth the gross unrealized losses included in accumulated other comprehensive income as of December 31, 2005 related to available-for-sale fixed-maturity and equity investments. The table segregates investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for twelve months or longer.

In thousands Description of Securities	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
United States Treasury and government agency	$268,059	$(3,986)	$36,443	$(801)	$304,502	$(4,787)
Foreign governments	126,673	(2,716)	—	—	126,673	(2,716)
Corporate and other obligations	4,556,528	(64,841)	1,100,380	(21,378)	5,656,908	(86,219)
Mortgage-backed	1,320,528	(18,993)	658,203	(15,659)	1,978,731	(34,652)
State and municipal obligations	889,454	(6,648)	24,698	(522)	914,152	(7,170)

Total debt securities	7,161,242	(97,184)	1,819,724	(38,360)	8,980,966	(135,544)
Equities	—	—	—	—	—	—

Total	$7,161,242	$(97,184)	$1,819,724	$(38,360)	$8,980,966	$(135,544)

The following table sets forth the gross unrealized losses of the held-to-maturity investments as of December 31, 2005. Held-to-maturity investments are reported at amortized cost on the Company’s balance sheet. The table segregates investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for twelve months or longer.

In thousands Description of Securities	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate and other obligations	$1,161,205	$(6,811)	$1,408,395	$(24,974)	$2,569,600	$(31,785)

As of December 31, 2005, the Company’s available-for-sale fixed-maturity, equity and held-to-maturity investment portfolios’ gross unrealized losses totaled $167.3 million. There were 244 securities that were in an unrealized loss position for a continuous twelve-month period or longer. Only two of the 244 securities had unrealized losses in which their book value exceeded market value by more than 5%. MBIA determined that the unrealized losses on these two securities were temporary in nature because there was no deterioration of credit quality spreads or a downgrade to below investment grade by at least one rating agency. Additionally, the Company has both the ability and intent to hold these investments until the value recovers to an amount at least equal to amortized cost or to maturity. See Note 13 for information on realized losses due to other-than-temporary impairments.

NOTE 13: INVESTMENT INCOME AND GAINS AND LOSSES

The following table includes total investment income from all operations. Net realized gains (losses) from investment security sales are generated as a result of the ongoing management of the Company’s investment portfolios. Other investment net realized losses in 2005 of $5 million were primarily due to other-than-temporary impairment of an investment in the Company’s other investment portfolio. Other investment net realized gains in 2004 were largely due to the sale of a common stock investment the Company purchased in 2002, which resulted in a $77 million gain. Other net realized losses of $27 million in 2005 include $19 million of impairment losses on receivables the Company recorded through salvage and subrogation rights it obtained as a result of claim payments it previously made on insured credits. Other net realized gains of $41 million in 2004 resulted from the termination of certain transactions that were accounted for as deposits. Additionally, in 2005, 2004 and 2003, the Company recognized net realized losses of $3 million, $11 million and $4 million, respectively, due to other-than-temporary impairments of taxable fixed-maturity investments. In 2003, net realized gains on fixed-maturity investments were mainly the result of the Company selling securities to shorten the duration of its fixed-maturity portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

	Years ended December 31
In thousands	2005	2004	2003
Fixed-maturity	$1,082,498	$842,213	$746,084
Held-to-maturity	187,809	127,446	62,616
Short-term investments	51,260	20,467	17,485
Other investments	35,974	53,915	13,763

Gross investment income	1,357,541	1,044,041	839,948
Investment expenses	743,257	455,635	332,546

Net investment income	614,284	588,406	507,402

Net realized gains (losses):
Fixed-maturity
Gains	68,470	42,382	121,651
Losses	(44,837)	(56,392)	(43,656)

Net	23,633	(14,010)	77,995

Other investments
Gains	4,230	81,310	6,786
Losses	(8,856)	(4,386)	(4,113)

Net	(4,626)	76,924	2,673

Other
Gains	2,618	41,292	—
Losses	(29,492)	—	—

Net	(26,874)	41,292	—

Total net realized gains (losses)	(7,867)	104,206	80,668

Total investment income	$606,417	$692,612	$588,070

Net unrealized gains, including related deferred income taxes, reported in accumulated other comprehensive income within shareholders’ equity consisted of:

	As of December 31
In thousands	2005	2004
Fixed-maturity:
Gains	$710,082	$933,658
Losses	(135,544)	(39,481)

Net	574,538	894,177

Other investments:
Gains	28,312	47,491
Losses	—	(952)

Net	28,312	46,539

Total	602,850	940,716
Deferred income taxes	218,323	327,736

Unrealized gains, net	$384,527	$612,980

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

The change in net unrealized gains consisted of:

	Years ended December 31
In thousands	2005	2004	2003
Fixed-maturity	$(319,639)	$15,043	$(31,916)
Other investments	(18,227)	(88,864)	131,500

Total	(337,866)	(73,821)	99,584
Deferred income tax	(109,413)	(26,944)	34,698

Change in unrealized gains, net	$(228,453)	$(46,877)	$64,886

NOTE 14: INCOME TAXES

Income from operations before provision for income taxes consisted of:

	Years ended December 31
In thousands	2005	2004	2003
United States	$953,243	$1,114,125	$1,121,899
Non-United States	62,705	58,468	41,500

Income from continuing operations	1,015,948	1,172,593	1,163,399

Income (loss) from discontinued operations	(1,682)	(672)	3,344
Gain on sale of discontinued operations	—	4,722	—

Income before income taxes	$1,014,266	$1,176,643	$1,166,743

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

The Company files a consolidated tax return that includes all of its U.S. subsidiaries. The effect of income taxes on income and shareholders’ equity is comprised of:

	Years ended December 31
In thousands	2005	2004	2003
Current taxes:
Federal	$231,817	$217,457	$290,002
State	734	(106)	1,215
Foreign	16,010	1,865	5,219
Deferred taxes:
Federal	50,917	96,274	39,995
Foreign	4,391	16,633	3,720

Provision for income taxes from continuing operations	303,869	332,123	340,151

Taxes on income/(loss) from discontinued operations	(589)	(70)	1,240
Taxes on gain from sale of discontinued operations	—	1,544	—

Total income taxes charged to income	303,280	333,597	341,391

Income taxes charged (credited) to shareholders’ equity:
Unrealized (losses) gains on investment securities	(109,413)	(26,944)	34,698
Change in fair value of derivative instruments	26,862	4,055	7,127
Change in foreign currency translation	(133)	5,346	3,085
Exercise of stock options and vested restricted stock	(1,554)	(5,875)	(7,834)

Total income taxes charged (credited) to shareholders’ equity	(84,238)	(23,418)	37,076

Total effect of income taxes	$219,042	$310,179	$378,467

The provision for income taxes gives effect to permanent differences between financial and taxable income. Accordingly, the Company’s effective income tax rate differs from the statutory rate on ordinary income. The reasons for the Company’s lower effective tax rates are as follows:

	Years Ended December 31
	2005	2004	2003
Income taxes computed on pre-tax financial income at statutory rates	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(7.2)	(5.8)	(5.5)
Non-deductible costs	2.3	—	—
Other	(0.2)	(0.8)	(0.2)

Provision for income taxes	29.9%	28.4%	29.3%

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on tax assets and liabilities is recognized in income in the period that includes the enactment date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2005 and 2004 are presented in the following table:

	As of December 31
In thousands	2005	2004
Deferred tax assets:
Tax and loss bonds	$455,824	$394,717
Loss and loss adjustment expense reserves	73,265	101,193
Compensation and employee benefits	61,123	51,027
Other	4,006	(1,109)

Total gross deferred tax assets	594,218	545,828

Deferred tax liabilities:
Contingency reserve	564,149	502,899
Deferred premium revenue	158,219	139,526
Deferred acquisition costs	149,488	142,112
Unrealized gains	238,881	321,565
Investments	53,017	39,353

Total gross deferred tax liabilities	1,163,754	1,145,455

Net deferred tax liability	$569,536	$599,627

The Company believes that its deferred tax assets will be fully recognized in future periods and, therefore, has not established a valuation allowance with respect to such assets.

As it is the Company’s practice and intent to permanently reinvest the earnings of MBIA Assurance, S.A. and MBIA UK Insurance Limited (MBIA UK), no U.S. deferred income taxes have been provided with respect to the undistributed earnings of these entities. The cumulative amounts of such untaxed earnings were $144.4 million, $106.0 million and $67.2 million at December 31, 2005, 2004 and 2003, respectively.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was introduced and signed into law. The Act has a provision which allows for a special one-time dividends received deduction of 85 percent on the repatriation of certain foreign earnings to the U.S. parent, with limitations. The Company has completed its evaluation of the repatriation provision and has determined this special one-time dividend will not be claimed.

NOTE 15: BUSINESS SEGMENTS

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

The insurance operations constitute a reportable segment and provide an unconditional and irrevocable guarantee of the payment of principal and interest on insured obligations when due. MBIA issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and credit default swaps and pools of corporate and asset-backed bonds, both in the new issue and secondary markets. This segment includes all activities related to global credit enhancement services provided principally by MBIA Corp. and its subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

The Company’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management, LLC (MBIA-AML) and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to funding assets for third-party clients and for investment purposes. The investment management services operations’ reportable segments are comprised of: asset/liability products, which include investment agreements and medium-term notes (MTNs) not related to the conduit program; advisory services, which consist of third-party and related-party fee-based asset management; and conduits. During the second quarter of 2004, the Company completed the sale of the assets of 1838, the Company’s equity advisory services segment. This segment is reported as a discontinued operation. See Note 16 for further information related to the Company’s discontinued operations.

The asset/liability products segment is principally comprised of the activities of MBIA Investment Management Corp. (IMC), MBIA Global Funding, LLC (GFL) and Euro Asset Acquisition Limited (EAAL). IMC, along with MBIA Inc., provides customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provides customized products for funds that are invested as part of asset-backed or structured product issuances. GFL raises funds through the issuance of MTNs with varying maturities, which are in turn guaranteed by MBIA Corp. GFL lends the proceeds of these MTN issuances to MBIA Inc. and EAAL (GFL Loans). MBIA Inc. and EAAL invest the proceeds of investment agreements and GFL Loans in eligible investments, which consist of investment grade securities with a minimum average Double-A credit quality rating. These investments are pledged to MBIA Corp. as security for its guarantees on investment agreements and MTNs. MBIA Inc. primarily purchases domestic assets and EAAL primarily purchases foreign assets as permitted under the Company’s investment guidelines.

The advisory services segment is primarily comprised of the operations of MBIA Municipal Investors Service Corporation (MBIA-MISC) and MBIA Capital Management Corp. (CMC). MBIA-MISC provides investment management programs including pooled investments products and customized asset management services. In addition, MBIA-MISC provides portfolio accounting and reporting for state and local governments including school districts. MBIA-MISC is a SEC-registered investment adviser. CMC provides fee-based asset management services to the Company, its affiliates and third-party institutional clients. CMC is a SEC-registered investment advisor and National Association of Securities Dealers member firm.

The Company’s conduit segment administers three multi-seller conduit financing vehicles, Triple-A, Meridian and Polaris through MBIA Asset Finance, LLC. The Conduits provide funding for multiple customers through special purpose vehicles that issue primarily commercial paper and medium-term notes.

The Company’s municipal services operations constitute a reportable segment and provide revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, audit, collections/recovery and information services through MBIA MuniServices Company and its wholly owned subsidiaries. Additionally, the municipal services operations include Capital Asset Holdings GP, Inc. and certain affiliated entities, a servicer of delinquent tax certificates.

The Company’s corporate operations constitute a reportable segment and include investment income, interest expense and general expenses that relate to general corporate activities and not to one of the Company’s three principal business operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

Reportable segment results are presented net of material intersegment transactions. Transactions between the Company’s segments are executed at an arm’s length basis, as established by management. The following table summarizes the Company’s operations for the years ended December 31, 2005, 2004 and 2003:

	Year ended December 31, 2005
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$1,362,834	$866,154	$24,388	$16,646	$2,270,022
Net realized gains (losses)	(8,075)	1,384	(187)	(989)	(7,867)
Net gains (losses) on derivative instruments and foreign exchange	(4,436)	42,558	230	—	38,352

Total revenues	1,350,323	910,096	24,431	15,657	2,300,507
Interest expense	—	705,340	—	90,999	796,339
Operating expenses	294,229	74,194	22,316	97,481	488,220

Total expenses	294,229	779,534	22,316	188,480	1,284,559

Net income (loss) before taxes	$1,056,094	$130,562	$2,115	$(172,823)	$1,015,948

Identifiable assets(b)	$13,075,561	$21,143,754	$25,770	$316,309	$34,561,394

	Year ended December 31, 2004
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$1,365,624	$551,926	$27,593	$8,446	$1,953,589
Net realized gains (losses)	108,874	(4,120)	(81)	(467)	104,206
Net gains (losses) on derivative instruments and foreign exchange	6,627	(9,670)	(279)	—	(3,322)

Total revenues	1,481,125	538,136	27,233	7,979	2,054,473
Interest expense	—	413,615	—	74,651	488,266
Operating expenses	273,474	76,912	25,649	17,579	393,614

Total expenses	273,474	490,527	25,649	92,230	881,880

Net income (loss) before taxes	$1,207,651	$47,609	$1,584	$(84,251)	$1,172,593

Identifiable assets(b)	$12,446,431	$20,146,474	$29,150	$414,240	$33,036,295

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

	Year ended December 31, 2003
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$1,270,409	$403,990	$26,814	$9,000	$1,710,213
Net realized gains (losses)	48,157	17,135	139	15,237	80,668
Net gains (losses) on derivative instruments and foreign exchange	104,030	(8,995)	—	—	95,035

Total revenues	1,422,596	412,130	26,953	24,237	1,885,916
Interest expense	—	302,224	—	68,368	370,592
Operating expenses	256,189	55,005	25,857	14,874	351,925

Total expenses	256,189	357,229	25,857	83,242	722,517

Net income (loss) before taxes	$1,166,407	$54,901	$1,096	$(59,005)	$1,163,399

Identifiable assets(b)	$13,127,763	$16,640,294	$26,445	$481,210	$30,275,712

(a)	Represents the sum of net premiums earned, net investment income, advisory fees, investment management fees and other fees.

(b)	At December 31, 2005 and 2004, there were no assets associated with the Company’s discontinued operations. Identifiable assets relating to the Company’s discontinued operations were $25.0 million at December 31, 2003.

The following table summarizes the segments within the investment management services operations for the years ended December 31, 2005, 2004 and 2003:

	Year ended December 31, 2005
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$622,722	$56,760	$203,323	$(16,651)	$866,154
Net realized gains (losses)	1,383	1	—	—	1,384
Net gains (losses) on derivative instruments and foreign exchange	20,606	(16)	21,968	—	42,558

Total revenues	644,711	56,745	225,291	(16,651)	910,096
Interest expense	527,471	835	177,034	—	705,340
Operating expenses	38,753	36,315	15,632	(16,506)	74,194

Total expenses	566,224	37,150	192,666	(16,506)	779,534

Net income (loss) before taxes	$78,487	$19,595	$32,625	$(145)	$130,562

Identifiable assets	$16,782,346	$62,633	$4,645,771	$(346,996)	$21,143,754

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

	Year ended December 31, 2004
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$405,466	$51,013	$110,080	$(14,633)	$551,926
Net realized gains (losses)	(3,750)	(370)	—	—	(4,120)
Net gains (losses) on derivative instruments and foreign exchange	(8,219)	(8)	(1,443)	—	(9,670)

Total revenues	393,497	50,635	108,637	(14,633)	538,136
Interest expense	329,790	—	83,825	—	413,615
Operating expenses	37,530	34,466	18,704	(13,788)	76,912

Total expenses	367,320	34,466	102,529	(13,788)	490,527

Net income (loss) before taxes	$26,177	$16,169	$6,108	$(845)	$47,609

Identifiable assets	$13,428,870	$53,822	$7,024,024	$(360,242)	$20,146,474

In thousands	Year ended December 31, 2003
	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$354,386	$52,742	$21,134	$(24,272)	$403,990
Net realized gains (losses)	17,135	—	—	—	17,135
Net gains (losses) on derivative instruments and foreign exchange	(9,673)	—	678	—	(8,995)

Total revenues	361,848	52,742	21,812	(24,272)	412,130
Interest expense	294,068	—	15,776	(7,620)	302,224
Operating expenses	29,010	35,473	4,984	(14,462)	55,005

Total expenses	323,078	35,473	20,760	(22,082)	357,229

Net income (loss) before taxes	$38,770	$17,269	$1,052	$(2,190)	$54,901

Identifiable assets	$10,029,664	$29,170	$6,949,714	$(368,254)	$16,640,294

(a)	Represents the sum of interest income, investment management services fees and other fees.

An increasingly significant portion of premiums reported within the insurance segment is generated outside the U. S. The following table summarizes net premiums earned by geographic location of risk for years ended December 31, 2005, 2004 and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

	Years ended December 31
In millions	2005	2004	2003
Total premiums earned:
United States	$620	$637	$615
Non-United States	223	213	158

Total	$843	$850	$773

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

Income/(loss) from discontinued operations, net of tax, for the years ended December 31, 2005, 2004 and 2003 were a loss of $1.1 million, $0.6 million and income of $2.1 million, respectively. In 2005, expenses of $1.1 million, net of tax, were incurred to terminate an operating lease. The following table reports the amounts included in income/(loss) from discontinued operations before income taxes:

In thousands	Years ended December 31
	2005	2004	2003
Revenues	$—	$5,494	$18,665
Expenses	1,682	6,166	15,321

Income/(loss) before income taxes	$(1,682)	$(672)	$3,344

At December 31, 2005 and 2004, there were no assets associated with the Company’s discontinued operations. Identifiable assets at December 31, 2003 were $25.0 million. The identifiable assets in 2003 primarily consisted of cash, goodwill, property and equipment and other miscellaneous assets.

NOTE 17: DIVIDENDS AND CAPITAL REQUIREMENTS

Under New York State insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In MBIA Corp.’s case, regular dividends in any twelve-month period cannot be greater than 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements. In 2005 and 2004, MBIA Corp. declared and paid regular dividends of $95 million and $372 million, respectively, to MBIA Inc.

In addition to its regular dividends, in the fourth quarter of 2004 MBIA Corp. declared and paid a special dividend of $375 million to MBIA Inc., which was approved by the NYSID. MBIA Corp.’s capital position, relative to its insured exposure, had improved substantially over the past several years as a result of improved premium rates and a higher quality insured portfolio, exceeding both the capital required by New York State insurance law and the rating agencies for purposes of maintaining its Triple-A ratings. The proceeds have been used primarily for share repurchases, general liquidity and other corporate purposes.

NYSID and certain other statutory insurance regulatory authorities in and outside the U.S., and the agencies that rate the bonds insured by MBIA Corp. and its subsidiaries, have various requirements relating to the maintenance of certain minimum ratios of statutory capital and reserves to net insurance in force. MBIA Corp. and its subsidiaries were in compliance with these requirements as of December 31, 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

NOTE 18: STOCK REPURCHASES

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

During 2005, 2004 and 2003, the Company purchased 5.9 million, 5.8 million and 1.9 million shares of common stock at an aggregate cost of $341.5 million, $328.9 million and $79.9 million, respectively. As of December 31, 2005, the Company had repurchased a total of 21.3 million shares under these plans at an average price of $50.28 per share. The Company will only repurchase shares under this program when it is economically attractive and within rating agency constraints, including the Triple-A claims-paying ratings of MBIA Corp. Share repurchases increase the Company’s treasury stock, which is carried at cost as a component of stockholders’ equity.

During 2005, 474,148 shares were purchased by the Company for settling awards under the Company’s long-term incentive plans.

NOTE 19: SHORT-TERM DEBT, LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

The Company’s short-term debt consists of floating rate certificates issued as part of Tender Option Bond (TOB) trades. A TOB trade is a repackaging of municipal bonds, effectively providing MBIA with leveraged securitized financing of long-term bonds at short-term tax-exempt rates. At December 31, 2005 and 2004, floating rate certificates related to the TOB trades included in short-term debt totaled $58.7 million. The aggregate weighted-average interest rate as of December 31, 2005 and 2004 was 3.55% and 1.43%, respectively. Assets supporting these certificates are included in the Company’s available-for-sale fixed-maturity investment portfolio.

The Company’s long-term debt consists of notes and debentures listed in the following table by maturity date:

	As of December 31
In thousands	2005	2004
5.180% Notes due 2008*	$4,550	$5,550
7.560% Notes due 2010	132,782	153,900
9.375% Notes due 2011	100,000	100,000
6.400% Senior Notes due 2022**	299,391	299,411
7.000% Debentures due 2025	75,000	75,000
7.150% Debentures due 2027	100,000	100,000
6.625% Debentures due 2028	150,000	150,000
5.700% Senior Notes due 2034***	350,000	350,000
8.000% Public Income Notes due 2040****	—	100,000

	1,211,723	1,333,861
Less unamortized discount	1,767	1,861
Plus unamortized premium	449	540

Total	$1,210,405	$1,332,540

*	Bears interest at three-month LIBOR plus a fixed spread. The interest rate in effect as of December 31, 2005 and 2004 was 5.180% and 3.170%, respectively.

**	Callable 8/2006 at 100.00

***	Callable at any time at the greater of 100.00 or the present value of the remaining scheduled payments of principal and interest.

****	Called 12/2005 at 100.00

The Company’s long-term debt is subject to certain covenants, none of which significantly restricts the Company’s operating activities or dividend-paying ability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

In December 2005, the Company called and redeemed its $100 million outstanding 8% Public Income Notes Securities (PINES) due on December 15, 2040. The PINES were redeemed at a price equal to one hundred percent of the principal amount plus accrued and unpaid interest thereon to the date of redemption.

In November 2004, the Company completed a $350 million debt offering of 30-year senior notes, which carry a coupon rate of 5.7%. These notes are redeemable at the Company’s option, in whole or in part, at any time prior to maturity. Part of the proceeds from this offering were used to redeem the Company’s $50 million 6.95% Senior Quarterly Income Debt Securities (Senior QUIDS) due November 1, 2038, in December 2004. The Senior QUIDS were redeemed at a price equal to one hundred percent of the principal amount plus accrued and unpaid interest thereon to the date of redemption. The remainder of the proceeds were used to redeem the $100 million 8% PINES in December 2005 and for general corporate purposes.

In connection with the 7.56% Notes due 2010, MBIA entered into a swap transaction that met the criteria for cash flow hedge accounting. The swap transaction converts the interest rate from a fixed Swiss franc debt rate of 4.5% to a fixed U.S. dollar rate of 7.56% and converts the Swiss franc principal amount due at maturity to a fixed U.S. dollar amount of approximately $99.3 million.

The aggregate maturity of long-term debt obligations, excluding accrued interest and premiums or discounts, as of December 31, 2005 for each of the next five years and thereafter commencing in 2006 was:

In thousands	2006	2007	2008	2009	2010	After 2010	Total
Long-term debt obligations due	$—	$—	$4,550	$—	$132,782	$1,074,391	$1,211,723

MBIA Corp. has a limited resource standby line of credit facility in the amount of $450 million, reduced from $700 million at December 31, 2004, with a group of major Triple-A rated banks to provide funds for the payment of claims in excess of the greater of $500 million of cumulative claims, net of recoveries, or 5% of average annual debt service with respect to public finance transactions. The agreement is for a ten-year term, amended from a seven-year term, which expires in March 2015.

MBIA Corp. has access to $400 million of Money Market Committed Preferred Custodial Trust securities (CPCT securities) issued by eight trusts, which were created for the primary purpose of issuing CPCT securities and investing the proceeds in high quality commercial paper or short-term U.S. Government obligations. MBIA Corp. has a put option to sell to the trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the trusts will transfer the proceeds to MBIA Corp. in exchange for the preferred stock. The trusts will hold the preferred stock and distribute the preferred dividend to their holders. MBIA Corp. has the right to redeem the preferred shares, and then put the preferred stock back to the trust again, indefinitely. Any preferred stock issued by MBIA Corp. would be non-cumulative unless MBIA Corp. pays dividends on its common stock, during which time the dividends on its preferred stock would be cumulative. Preferred stockholders would have rights that are subordinated to insurance claims, as well as to general unsecured creditors, but senior to any common stockholders of MBIA Corp.

The trusts are vehicles for providing capital support to MBIA Corp. by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put options. S&P and Moody’s rate the trusts AA and Aa2, respectively. To date, MBIA Corp. has not exercised its put options under any of these arrangements.

As a part of MBIA’s external borrowing capacity, it maintained two bank lines totaling $500 million as of December 31, 2004. These bank lines were maintained with a group of highly rated global banks and were comprised of a renewable $167 million facility with a term of 364 days and a $333 million facility with a five-year term maturing in April 2009. In April 2005, the $167 million facility expired on its stated expiration date and the $333 million facility was increased to $500 million and the term was extended one year to April 2010. The facility contains certain covenants including, among others, that the consolidated net worth of MBIA Inc. and MBIA Corp. will not fall below $2.8 billion and that the ratio of consolidated debt to equity for MBIA Inc. and MBIA Corp. will not exceed 30%, at any time. During 2005, there were no balances outstanding under the facility.

The Company has $19.8 million of outstanding letters of credit for MBIA-MISC that are intended to support the net asset value of certain investment pools managed by MBIA-MISC. These letters of credit can be drawn upon in the event that the liquidation of such assets is required and the proceeds are less than the cost. In addition, the Company has issued commitments to three pooled investment programs managed or administered by MBIA-MISC and its subsidiary. These commitments cover losses in such programs should the net asset values per share decline below specified per share values. At December 31, 2005, the maximum amount of future payments that the Company would be required to make under these commitments was $2.7 billion. These commitments shall be in effect so long as MBIA-MISC and its subsidiary remain as manager or administrator and each program remains in compliance with its respective investment objectives and policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

NOTE 20: INVESTMENT AGREEMENT, COMMERCIAL PAPER AND MEDIUM-TERM NOTE OBLIGATIONS

Obligations under investment agreement contracts are recorded as liabilities on the Company’s balance sheet based upon proceeds received plus unpaid accrued interest at the balance sheet date. Upon the occurrence of certain contractually agreed-upon events, some of these funds may be withdrawn prior to their expected withdrawal dates by the investor. Investment agreements have been issued with either fixed or floating interest rates. As of December 31, 2005, the annual interest rates on these agreements ranged from 0.61% to 7.93% and the weighted-average interest rate was 4.11%. As of December 31, 2004, the annual interest rates on these agreements ranged from 0.61% to 8.02% and the weighted-average interest rate was 3.49%. Principal payments due under these investment agreements in each of the next five years ending December 31 and thereafter, based upon expected withdrawal dates, are as follows:

In thousands	Principal Amount*
Expected withdrawal date:
2006	$2,886,507
2007	1,610,932
2008	676,024
2009	796,779
2010	1,353,809
Thereafter	4,109,998

Total	$11,434,049

*	Foreign currency denominated investment agreements are presented in U.S. dollars. Amounts reflect principal due at maturity for investment agreements issued at a discount.

IMC also provides agreements obligating it to purchase designated securities in a bond reserve fund at par value upon the occurrence of certain contractually agreed-upon events. The opportunities and risks in these agreements are analogous to those of investment agreements. The total par value of securities subject to these agreements was $19.1 million at December 31, 2005.

Under private placement offerings, Triple-A issues commercial paper with maturities of up to 270 days. Outstanding commercial paper obligations, net of unamortized discount, at December 31, 2005 were $860 million and at December 31, 2004 were $2.6 billion. As of December 31, 2005, commercial paper outstanding had original issue maturities ranging from January 3, 2006 to March 22, 2006, interest rates ranging from 4.21% to 4.52% and a weighted-average interest rate of 4.35%. As of December 31, 2004, commercial paper outstanding had original issue maturities ranging from January 3, 2005 to March 30, 2005, interest rates ranging from 2.09% to 2.55% and a weighted-average interest rate of 2.34%. Triple-A enters into 364-day or shorter term credit facilities with multiple independent third-party credit support providers as a source of liquidity in the event of a commercial paper market disruption.

Medium-term note obligations are recorded as liabilities on the Company’s balance sheet based upon proceeds received, net of unamortized discounts and premiums, plus unpaid accrued interest at the balance sheet date. Medium-term notes are issued by GFL as part of MBIA’s asset/liability products and by Meridian, Triple-A and Polaris as part of MBIA’s conduit program. In 2005, GFL issued 2.3 billion of U.S. dollar and 250.0 million of Euro-denominated medium-term notes. Medium-term notes have been issued with either fixed or floating interest rates. As of December 31, 2005, the annual interest rates of the medium-term notes ranged from 2.80% to 5.89% and the weighted-average interest rate was 5.24%. As of December 31, 2004, the annual interest rates of the medium-term notes ranged from 0.09% to 5.98% and the weighted-average interest rate was 3.09%. Principal payments due under medium-term note obligations based on their contractual maturity dates are as follows:

In thousands	Principal Amount*
Maturity date:
2006	$2,124,406
2007	1,752,615
2008	744,801
2009	619,328
2010	452,044
Thereafter	2,899,616

Total	$8,592,810

*	Foreign currency denominated medium-term notes are presented in U.S. dollars. Amounts reflect the principal due at maturity for notes issued at a discount or premium.

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

As of December 31, 2005, insurance in force, net of cessions to reinsurers and other reimbursement agreements, had an expected maturity range of 1-51 years. Other reimbursement agreements that have been netted from the Company’s insurance in force as reported below relate to contracts under which the Company is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under GAAP. These agreements resulted in deductions of $11.2 billion and $14.1 billion for 2005 and 2004, respectively. The distribution of net insurance in force by geographic location, excluding $15.7 billion and $12.7 billion relating to transactions guaranteed by MBIA Corp. on behalf of various investment management services’ affiliated companies in 2005 and 2004, respectively, is set forth in the following table:

	As of December 31
	2005		2004
In billions Geographic Location	Net Insurance In Force	% of Net Insurance In Force	Net Insurance In Force	% of Net Insurance In Force
California	$115.4	13.0%	$113.6	12.9%
New York	64.5	7.3	65.1	7.3
Florida	42.8	4.8	40.5	4.5
Texas	36.2	4.1	35.4	4.0
Illinois	32.4	3.6	33.1	3.7
New Jersey	31.3	3.5	31.4	3.5
Massachusetts	23.6	2.6	23.2	2.6
Pennsylvania	22.7	2.6	23.4	2.6
Washington	20.9	2.4	20.6	2.3
Michigan	20.5	2.3	17.7	2.0

Subtotal	410.3	46.2	404.0	45.4
Nationally diversified	127.4	14.3	134.7	15.1
Other states	234.6	26.4	221.6	24.9

Total United States	772.3	86.9	760.3	85.4

Internationally diversified	49.5	5.5	57.6	6.5
Country specific	67.2	7.6	72.3	8.1

Total Non-United States	116.7	13.1	129.9	14.6

Total	$889.0	100.0%	$890.2	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

The net insurance in force by type of bond is set forth in the following table:

	As of December 31
	2005		2004
In billions Bond Type	Net Insurance In Force	% of Net Insurance In Force	Net Insurance In Force	% of Net Insurance In Force
Global Public Finance:
United States
General obligation	$248.9	28.0%	$236.5	26.7%
Utilities	114.5	12.9	107.9	12.1
Special revenue	75.6	8.5	87.9	9.9
Transportation	58.1	6.5	55.4	6.2
Health care	52.4	5.9	58.0	6.5
Higher education	38.9	4.4	34.8	3.9
Housing	30.8	3.4	29.3	3.3
Investor-owned utilities	18.5	2.1	21.8	2.4

Total United States	637.7	71.7	631.6	71.0

Non-United States
Sovereign	15.2	1.7	16.1	1.7
Transportation	13.9	1.6	14.8	1.6
Utilities	8.9	1.0	9.1	1.0
Investor-owned utilities	5.2	0.6	5.2	0.6
Sub-sovereign	1.0	0.1	1.4	0.2
Housing	0.5	0.1	0.5	0.1
Health care	0.4	0.0	0.6	0.1
Higher education	0.1	0.0	0.1	0.0

Total Non-United States	45.2	5.1	47.8	5.3

Total Global Public Finance	682.9	76.8	679.4	76.3

Global Structured Finance:
United States
Collateralized debt obligations	44.3	5.0	47.4	5.3
Asset-backed:
Other	20.8	2.3	6.6	0.7
Auto	9.6	1.1	11.1	1.2
Credit cards	4.3	0.5	7.8	0.9
Leasing	0.4	0.0	0.8	0.1
Mortgage-backed:
Home equity	19.2	2.2	17.9	2.0
Other	8.3	0.9	10.3	1.2
First mortgage	3.9	0.4	4.2	0.5
Pooled corp. obligations & other	22.2	2.5	21.1	2.4
Financial risk	1.6	0.2	1.5	0.2

Total United States	134.6	15.1	128.7	14.5

Non-United States
Collateralized debt obligations	37.3	4.2	41.4	4.7
Mortgage-backed:
First mortgage	13.1	1.5	13.2	1.5
Other	5.5	0.6	8.3	0.9
Home equity	0.7	0.1	1.2	0.1
Pooled corp. obligations & other	7.6	0.9	9.9	1.1
Asset-backed	5.0	0.6	5.6	0.6
Financial risk	2.3	0.2	2.5	0.3

Total Non-United States	71.5	8.1	82.1	9.2

Total Global Structured Finance	206.1	23.2	210.8	23.7

Total	$889.0	100.0%	$890.2	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

The insurance operations have entered into certain guarantees of derivative contracts, included in the preceding tables, which do not qualify for the financial guarantee scope exception under SFAS 133. MBIA Corp. generally guarantees the timely payment of principal and interest related to these derivatives upon the occurrence of a credit event with respect to a referenced obligation. The maximum amount of future payments that MBIA Corp. may be required to make under these guarantees, should a full credit event occur, is $96.2 billion. This amount is net of cessions to reinsurance companies of $17.0 billion. MBIA Corp.’s guarantees of derivative contracts have a legal maximum maturity range of 1-91 years. A small number of guaranteed credit derivative contracts have long maturities to satisfy regulatory requirements imposed on MBIA’s counterparties. However, the expected maturities of such contracts are much shorter due to amortizations and prepayments in the underlying collateral pools. In accordance with SFAS 133, the fair values of these guarantees at December 31, 2005 are recorded on the balance sheet as assets and liabilities, representing gross gains and losses, of $40.3 million and $32.1 million, respectively. These derivative contracts are discussed further in Note 7.

MBIA Corp. may hold recourse provisions with third parties in derivative transactions through both reinsurance and subrogation rights. MBIA Corp.’s reinsurance arrangements provide that should MBIA Corp. pay a claim under a guarantee of a derivative contract, then MBIA Corp. could collect amounts from any reinsurers that have reinsured the guarantee on either a proportional or non-proportional basis, depending upon the underlying reinsurance agreement. MBIA Corp. may also have recourse through subrogation rights whereby if MBIA Corp. makes a claim payment, it is entitled to any rights of the insured counterparty, including the right to any assets held as collateral.

MBIA Corp. has also issued guarantees of certain obligations issued by its investment management affiliates that are not included in the previous tables. These guarantees take the form of insurance policies issued by MBIA Corp. on behalf of the investment management affiliates. Should one of these affiliates default on its insured obligations, MBIA Corp. will be required to pay all scheduled principal and interest amounts outstanding. As of December 31, 2005, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees, should a full default occur, is $15.7 billion. These guarantees have a maximum maturity range of 1-59 years, were entered into on an arm’s length basis and are fully collateralized by marketable securities. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover all or a portion of the amounts paid under the guarantee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

NOTE 22: REINSURANCE

MBIA Corp. reinsures exposure to other insurance companies under various treaty and facultative reinsurance contracts, both on a pro-rata and non-proportional basis. Additionally, the Company has entered into other reimbursement agreements under which it is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under GAAP. These reimbursement agreements totaled $11.2 billion and $14.1 billion at December 31, 2005 and 2004, respectively, and have been excluded from the tables below. In the event that any or all of the reinsurers are unable to meet their obligations, MBIA Corp. would be liable for such defaulted amounts.

Amounts deducted from gross insurance in force for reinsurance ceded by MBIA Corp. and its subsidiaries were $106.7 billion and $112.8 billion. The distribution of ceded insurance in force by geographic location is set forth in the following table:

	As of December 31
	2005		2004
In billions Geographic Location	Ceded Insurance In Force	% of Ceded Insurance In Force	Ceded Insurance In Force	% of Ceded Insurance In Force
California	$9.5	8.9%	$10.7	9.5%
New York	4.9	4.6	4.9	4.4
Texas	3.4	3.2	3.7	3.3
Massachusetts	3.3	3.1	3.3	2.9
Florida	3.2	3.0	3.5	3.1
Colorado	2.8	2.6	2.8	2.5
Puerto Rico	2.7	2.5	3.4	3.0
New Jersey	2.6	2.4	3.9	3.4
Illinois	2.1	2.0	2.3	2.0
Pennsylvania	1.6	1.5	1.8	1.6

Subtotal	36.1	33.8	40.3	35.7
Nationally diversified	18.8	17.5	18.9	16.7
Other states	17.0	16.0	17.3	15.4

Total United States	71.9	67.3	76.5	67.8

Internationally diversified	14.9	14.0	13.7	12.2
Country specific	19.9	18.7	22.6	20.0

Total Non-United States	34.8	32.7	36.3	32.2

Total	$106.7	100.0%	$112.8	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

The distribution of ceded insurance in force, including other reimbursement agreements, by type of bond is set forth in the following table:

	As of December 31
	2005		2004
In billions Bond Type	Ceded Insurance In Force	% of Ceded Insurance In Force	Ceded Insurance In Force	% of Ceded Insurance In Force
Global Public Finance:
United States
General obligation	$13.3	12.4%	$14.0	12.4%
Transportation	9.9	9.3	11.0	9.8
Utilities	9.3	8.7	9.9	8.8
Health care	8.9	8.4	9.7	8.6
Special revenue	6.1	5.7	7.8	6.9
Higher education	1.8	1.7	1.7	1.5
Housing	1.6	1.5	1.7	1.5
Investor-owned utilities	1.6	1.5	2.6	2.3

Total United States	52.5	49.2	58.4	51.8

Non-United States
Transportation	5.8	5.4	5.3	4.7
Sovereign	3.5	3.3	4.0	3.5
Utilities	3.4	3.2	3.7	3.3
Investor-owned utilities	1.5	1.4	1.7	1.5
Sub-sovereign	0.6	0.6	1.0	0.8
Health care and other	0.2	0.2	0.2	0.2

Total Non-United States	15.0	14.1	15.9	14.0

Total Global Public Finance	67.5	63.3	74.3	65.8

Global Structured Finance:
United States
Asset-backed:
Auto	2.0	1.8	2.8	2.5
Other	1.6	1.5	0.5	0.4
Credit cards	1.0	1.0	1.7	1.5
Leasing	0.0	0.0	0.1	0.1
Collateralized debt obligations	6.1	5.7	5.2	4.6
Mortgage-backed:
Home equity	2.3	2.1	3.2	2.8
Other	0.6	0.6	0.9	0.8
First mortgage	0.2	0.2	0.3	0.3
Pooled corp. obligations & other	5.5	5.2	3.3	2.9
Financial risk	0.1	0.0	0.1	0.1

Total United States	19.4	18.1	18.1	16.0

Non-United States
Collateralized debt obligations	11.0	10.3	9.9	8.8
Mortgage-backed:
First mortgage	1.7	1.6	1.8	1.6
Other	1.3	1.2	1.7	1.6
Home equity	0.2	0.2	0.3	0.3
Pooled corp. obligations & other	2.3	2.2	2.8	2.5
Financial risk	2.0	1.9	2.3	2.0
Asset-backed	1.3	1.2	1.6	1.4

Total Non-United States	19.8	18.6	20.4	18.2

Total Global Structured Finance	39.2	36.7	38.5	34.2

Total	$106.7	100.0%	$112.8	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

Reinsurance enables the Company to cede exposure for purposes of increasing its capacity to write new business while complying with its single risk and credit guidelines. The rating agencies continuously review reinsurers providing coverage to the financial guarantee industry. When a reinsurer is downgraded, less capital credit is given to a financial guarantee provider under rating agency models. Over the past several years, many of MBIA’s reinsurers have been downgraded and others remain under review. Any reduced capital credit associated with reinsurer downgrades has not and is not expected to have a material adverse effect on the Company. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including rating downgrades of its reinsurers. Additionally, MBIA requires certain reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2005, the total amount available under these letters of credit and trust arrangements was $593.5 million. For the years ended December 31, 2005, 2004 and 2003, recoveries received under reinsurance contracts totaled $5.8 million, $17.7 million and $6.4 million, respectively. The following table shows the percentage ceded to and reinsurance recoverable from reinsurers by rating levels:

Reinsurers	Standard & Poor’s Rating	Moody’s Rating	Percentage of Total Par Ceded	Reinsurance Recoverable (in thousands)
Channel Reinsurance Ltd.	AAA	Aaa	45.19%	$4,546
Assured Guaranty Corp.	AAA	Aa1	17.73	23,947
Ram Reinsurance Company, Ltd.	AAA	Aa3	12.20	4,386
Ambac Assurance Corporation	AAA	Aaa	9.40	—
Mitsui Sumitomo Insurance Company Ltd.	AA-	Aa3	6.36	2
Swiss Reinsurance Company, Zurich, Switzerland	AA	Aa2	2.81	—
Radian Asset Assurance Inc.	AA	Aa3	1.61	7,838
Assured Guaranty Re Ltd.	AA	Aa2	0.82	—
Sompo Japan Insurance Inc.	AA-	Aa3	0.81	2
Transatlantic Reinsurance Company	AA-	Aa3	0.59	1,620
Other (1)	A or above	A1 or above	2.40	16,347
Not Currently Rated			0.08	277

Total			100.00%	$58,965

(1)	Several reinsurers within this category are not rated by Moody’s.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

While Channel Re continues to be a Triple-A rated reinsurer of MBIA, S&P has revised their outlook on Channel Re from stable to negative in 2005. Additionally, MBIA owned an equity interest of 17.4% and 11.4% in Channel Re and RAM Holdings Ltd., the holding company of Ram Reinsurance Company, Ltd., respectively, at December 31, 2005.

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

The components of net premiums written and earned, including premiums assumed from and ceded to other companies, are set forth in the following table:

	Years ended December 31
	2005		2004		2003
In thousands	Written	Earned	Written	Earned	Written	Earned
Direct	$972,017	$974,608	$1,100,234	$971,427	$1,249,832	$933,448
Assumed	12,891	19,235	16,681	24,780	18,976	32,193

Gross	984,908	993,843	1,116,915	996,207	1,268,808	965,641
Ceded	(127,107)	(151,101)	(158,831)	(146,537)	(193,889)	(192,647)

Net	$857,801	$842,742	$958,084	$849,670	$1,074,919	$772,994

Ceding commissions received from reinsurers, before deferrals and net of return ceding commissions, were $35.9 million, $37.2 million and $54.9 million in 2005, 2004 and 2003, respectively.

NOTE 23: LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Loss and LAE reserves are established in an amount equal to the Company’s estimate of unallocated losses, identified or case basis reserves and costs of settlement and other loss mitigation expenses on obligations it has insured. See Note 3 for additional information regarding the Company’s loss reserving policy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

A summary of the unallocated and case basis activity and the components of the liability for loss and LAE reserves are shown in the following table:

In thousands	2005	2004	2003
Case basis loss and LAE reserves:
Balance at January 1	$434,924	$387,253	$330,960
Less: reinsurance recoverable	34,610	61,402	43,815

Net balance at January 1	400,314	325,851	287,145

Case basis transfers from unallocated loss reserve related to:
Current year	104,341	67,976	13,634
Prior years	84,264	58,849	46,175

Total	188,605	126,825	59,809

Net paid (recovered) related to:
Current year	(2,949)	2,836	8,859
Prior years	137,945	49,526	12,244

Total net paid	134,996	52,362	21,103

Net balance at December 31	453,923	400,314	325,851
Plus: reinsurance recoverable	58,965	34,610	61,402

Case basis loss and LAE reserve balance at December 31	512,888	434,924	387,253

Unallocated loss reserve:
Balance at January 1	313,945	324,578	307,273
Losses and LAE incurred	84,274	84,753	77,114
Channel Re elimination(1)	(1,000)	(624)	—
Reserves related to ASIA Ltd.(2)	—	32,063	—
Transfers to case basis and LAE reserves	(188,605)	(126,825)	(59,809)

Unallocated loss reserve balance at December 31	208,614	313,945	324,578

Total	$721,502	$748,869	$711,831

(1)	Represents the amount of losses and LAE incurred that have been eliminated in proportion to MBIA’s ownership interest in Channel Re, which is carried on an equity method accounting basis.

(2)	Represents reserves associated with the assumption of portfolios from ASIA Ltd.

Unallocated loss reserves approximated $209 million at December 31, 2005, which represent the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio and are available for future case-specific activity. The Company incurred $84 million of loss and loss adjustment expenses in 2005 based on 12% of scheduled earned premium. Additionally, the Company had salvage and subrogation of $143 million and $154 million as of December 31, 2005 and 2004, respectively, included in “Other assets.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

NOTE 24: PENSION AND PROFIT-SHARING PLANS

The Company has a non-contributory, defined contribution pension plan to which the Company contributes 10% of each eligible employee’s annual compensation. Annual compensation consists of base salary, bonus and commissions, as applicable, for determining such contributions. Pension benefits vest over a five-year period with 60% vesting after three years and 20% in years four and five. Pension expense for the years ended December 31, 2005, 2004 and 2003 was $9.5 million, $9.7 million and $10.1 million, respectively.

The Company also has a profit-sharing/401(k) plan. The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute through payroll deductions up to 10% of eligible compensation. The Company matches employee contributions up to the first 5% of such compensation with MBIA Inc. common stock. The benefit of the Company’s contributions vests over five years with 60% vesting after three years and 20% in years four and five. Generally, a participating employee is entitled to distributions from the plan upon termination of employment, retirement, death or disability. Participants who qualify for distribution may receive a single lump sum, transfer the assets to another qualified plan or individual retirement account, or receive a series of specified installment payments. Company contributions to the profit-sharing/401(k) plan aggregated $4.5 million, $5.3 million and $5.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Amounts relating to the above plans that exceed limitations established by federal regulations are contributed to a non-qualified deferred compensation plan. These non-qualified contributions are included in the above stated pension and profit-sharing/401(k) match amounts and totaled $2.7 million, $2.9 million and $3.4 million for the pension plan, and $1.5 million, $1.6 million and $1.7 million for the profit-sharing/401(k) plan for the years ending December 31, 2005, 2004 and 2003, respectively. In addition, the interest credited to the non-qualified deferred compensation plan totaled $2.6 million, $2.9 million and $2.2 million for the years ending December 31, 2005, 2004 and 2003, respectively.

NOTE 25: LONG-TERM INCENTIVE PLANS

On May 5, 2005, the Company’s shareholders approved the MBIA Inc. 2005 Omnibus Incentive Plan (the Omnibus plan). Under the Omnibus plan, a maximum of 6,000,000 shares of the Company’s common stock can be used for any type of award including stock options, performance shares, performance units, restricted stock, restricted stock units and dividend equivalents. Any shares issued under the Omnibus plan in connection with stock options shall be counted against this limit as one share covered by such option. For all awards other than stock options, any shares issued shall be counted against this limit as two shares for every share issued.

The stock option component of the Omnibus plan enables key employees of the Company and its subsidiaries to acquire shares of common stock of the Company or to benefit from appreciation in the price of the common stock of the Company. The stock option grants, which may be awarded every year, provide the right to purchase shares of common stock at the fair value of the stock on the date of the grant. Options granted will either be Incentive Stock Options (ISOs), where they qualify under Section 422(a) of the Internal Revenue Code, or Non-Qualified Stock Options (NQSOs). ISOs and NQSOs are granted at a price not less than 100% of the fair value, defined as the closing price on the grant date, of the Company’s common stock. Options are exercisable as specified at the time of grant depending on the level of the recipient (generally four or five years) and expire ten years from the date of grant (or shorter if specified or following termination of employment).

Under the restricted stock component of the Omnibus plan, certain employees are granted restricted shares of the Company’s common stock. These awards have a restriction period lasting three, four or five years depending on the type of award, after which time the awards fully vest. During the vesting period these shares may not be sold. Restricted stock grants are typically granted from the vice president level up to and including the chief executive officer. Some of the awards made in 2005 are linked to the growth in book value per share of the Company’s common stock including certain adjustments (modified book value) over a three-year period following the grant date. Actual shares issued at the vesting date will be determined based on the growth in modified book value. If modified book value grows by 30% or more over the three year period then 100% of the award will vest. If the growth in modified book value over the three year period is lower than 30%, then the amount of restricted shares issued will be adjusted downward in proportion to the amount by which actual growth in modified book value is below 30%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

Following the effective date of the Omnibus plan, no new options or awards were granted under any of the prior plans authorized by the shareholders and all shares authorized but unissued were canceled. All options and awards granted under the prior plans and subsequently canceled or expired after the effective date of the Omnibus plan become available for grant under the Omnibus plan. In 2005, 66,000 options were granted and 98,401 options were canceled or expired. In 2005, 50,421 restricted shares were granted and 51,100 restricted shares were canceled. This restricted share activity affects the available share balance for future grants in the Omnibus plan at a two for one ratio. Therefore, 6,033,759 shares are available for future grants under the Omnibus plan as of December 31, 2005. In addition, during 2005 prior to the adoption of the Omnibus plan, 750,000 options were granted from the Company’s 2000 Stock Option Plan and 466,355 restricted shares (net of cancellations) were granted from the Company’s 2002 Restricted Stock Program.

In 2005 and 2004, under all plans in effect, a total of 465,676 and 603,267, respectively, restricted shares (net of cancellations) of the Company’s common stock were granted to employees and directors of the Company. The fair value of the shares awarded (net of cancellations) in 2005 and 2004, determined on the grant date, was $27.2 million and $36.6 million, respectively. Restricted shares have been recorded as a separate component of shareholders’ equity as “Unearned compensation-restricted stock” on the Company’s Consolidated Balance Sheets and have been included in “Stock-based compensation” on the Company’s Consolidated Statements of Changes in Shareholders’ Equity. Unearned compensation is amortized to expense over the appropriate three- to five-year vesting period (except for a minor portion granted to members of the MBIA Inc. board of directors which is amortized over a ten-year period). Compensation expense related to the restricted stock was $18.5 million, $12.1 million and $6.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In December 1995, the MBIA Inc. board of directors approved the “MBIA Long-Term Incentive Program” (the incentive program). The incentive program has been superceded by the Omnibus plan. The incentive program included a stock option component and a compensation component linked to the growth in modified book value over a three-year period following the grant date. Target levels for the incentive program awards were established as a percentage of total salary and bonus, based upon the recipient’s position. Awards under the incentive program typically were granted from the vice president level up to and including the chief executive officer. Actual amounts to be paid are adjusted upward or downward depending on the growth of modified book value versus a baseline target, with a minimum growth of 8% necessary to receive any payment and an 18% growth necessary to receive the maximum payment. Awards under the incentive program were divided equally between the two components, with approximately 50% of the award to be given in stock options and approximately 50% of the award to be paid in cash or shares of Company stock. Payments are made at the end of each three-year measurement period. During 2005, 2004 and 2003, $8.5 million, $25.1 million and $21.8 million, respectively, were recorded as an expense related to modified book value awards.

Effective January 1, 2002 the Company adopted the fair value recognition provisions of SFAS 123 and the modified prospective method of adoption under SFAS 148. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS 148, employee stock option compensation expense for the years ended December 31, 2005, 2004 and 2003 totaled $18.6 million, $16.7 million and $26.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The number of significant options granted and the assumptions used for valuing such option grants during the last three years are shown in the following table:

	February 2005	February 2004	February 2003
Number of options granted	750,000	745,200	1,414,010
Exercise price	$58.84	$64.84	$36.69
Dividend yield	2.357%	1.766%	2.180%
Expected volatility	.3311	.3384	.3330
Risk-free interest rate	4.010%	3.700%	3.483%
Expected option term (in years)	6.55	7.20	6.40

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The following table displays the total number of options granted during the last three years. The proxy officers represent the five most highly compensated officers in 2005 and 2003. 2004 represents the seven most highly compensated officers disclosed in the Company’s proxy statement.

	Number of Options Granted
	2005	2004	2003
Proxy officers	360,000	352,000	669,000
Other senior officers	262,000	355,000	262,500

Senior officers	622,000	707,000	931,500
Other employees	194,000	350,515	504,510

Total	816,000	1,057,515	1,436,010

A summary of the Company’s stock option plan as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates, is set forth in the following table:

	2005
Options	Number of Shares	Weighted-Avg. Price per Share
Outstanding at beginning of year	9,497,018	$45.4433
Granted	816,000	58.9362
Exercised	528,316	59.4000
Expired or canceled	85,144	53.8047

Outstanding at year-end	9,699,558	$46.7513

Exercisable at year-end	5,321,616	$43.3642
Weighted-average fair value per share of options granted during the year		$18.3649

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

	2004
Options	Number of Shares	Weighted-Avg. Price per Share
Outstanding at beginning of year	10,123,348	$42.7479
Granted	1,057,515	62.8713
Exercised	1,453,409	63.3124
Expired or canceled	230,436	46.0938

Outstanding at year-end	9,497,018	$45.4433

Exercisable at year-end	5,140,182	$42.8981
Weighted-average fair value per share of options granted during the year		$21.5659

	2003
Options	Number of Shares	Weighted-Avg. Price per Share
Outstanding at beginning of year	9,533,766	$42.1900
Granted	1,436,010	36.8754
Exercised	748,484	52.5683
Expired or canceled	97,944	45.1221

Outstanding at year-end	10,123,348	$42.7479

Exercisable at year-end	2,976,626	$39.3808
Weighted-average fair value per share of options granted during the year		$11.3446

The following table summarizes information about the plan’s stock options at December 31, 2005:

Range of Average Exercise Price	Number Outstanding at 12/31/05	Weighted- Average Remaining Contractual Life in Years	Outstanding Weighted- Average Exercise Price	Number Exercisable at 12/31/05	Exercisable Weighted- Average Exercise Price
$25.92-32.92	906,407	3.78	$32.37	906,407	$32.37
$33.96-36.69	1,271,232	6.22	$36.56	369,878	$36.23
$36.72-47.95	3,903,496	3.53	$44.39	3,091,621	$44.87
$48.35-64.86	3,618,423	6.89	$56.48	953,710	$51.69

Total	9,699,558	5.16	$46.75	5,321,616	$43.36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

NOTE 26: RELATED PARTY TRANSACTIONS

Related parties are defined as the following:

•	Affiliates of the Company: An affiliate is a party that directly or indirectly controls, is controlled by or is under common control with the Company. Control is defined as having, either directly or indirectly, the power to direct the management and policies of the Company through ownership, by contract or otherwise.

•	Entities for which investments are accounted for using the equity method by the Company.

•	Trusts for the benefit of employees, such as pension and profit-sharing trusts, that are managed by or under the trusteeship of management.

•	Principal owners of the Company defined as owners of record or known beneficial owners of more than 10 percent of the voting interests of the Company.

•	Management of the Company which includes persons who are responsible for achieving the objectives of the Company and who have the authority to establish policies and make decisions by which those objectives are to be pursued. Management normally includes members of the board of directors, the chief executive officer, chief operating officer, vice president in charge of principal business functions and other persons who perform similar policymaking functions.

•	Members of the immediate families of principal owners of the Company and its management. This includes family members whom a principal owner or a member of management might control or influence or by whom they may be controlled or influenced because of the family relationship.

•	Other parties with which the Company may deal if one party controls or can significantly influence the management or policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

•	Other parties that can significantly influence the management or policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to the extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

From time to time the Company may enter into transactions with related parties that the Company deems immaterial or which occur in the normal course of business and are deemed to be transacted at “arm’s length” by management. Since 1989, MBIA Corp. has executed five surety bonds to guarantee the payment obligations of the members of the Municipal Bond Insurance Association (the Association), a voluntary unincorporated association of insurers writing municipal bond and note insurance as agent for the member insurance companies that had their S&P claims-paying rating downgraded from Triple-A on their previously issued Association policies. In the event that they do not meet their Association policy payment obligations, MBIA Corp. will pay the required amounts directly to the paying agent. The aggregate outstanding exposure on these surety bonds as of December 31, 2005 is $340 million.

MBIA Inc., through its subsidiaries, is responsible for providing investment advisory and certain related administrative services to the MBIA Capital/Claymore Managed Duration Investment Grade Municipal Fund and, prior to the sale of 1838, provided such services to the 1838 Bond-Debenture Trading Fund and the 1838 Investment Advisors Funds (collectively, the “Funds”). Additionally, MBIA, Inc., through its subsidiaries, earned investment management, accounting, administration and service fees related to the Funds, which aggregated $0.7 million, $0.9 million and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in investment management services revenues in the Company’s income statement.

The Company owns investments, included in other investments, which are recorded in the Company’s financial statements using the equity method of accounting. These investments are comprised of equity interests in limited partnerships and in Channel Re. All material transactions between MBIA and these entities have been eliminated in MBIA’s consolidated financial statements. During 2005, premiums ceded to Channel Re totaled $61.4 million and ceding commissions received from Channel Re totaled $14.2 million. Note 22 provides information with respect to the terms of the reinsurance arrangements between MBIA Corp. and Channel Re.

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

The Company had no loans outstanding to any executive officers or directors during 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

NOTE 27: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FIXED-MATURITY SECURITIES—The fair value of available-for-sale fixed-maturity securities, including securities pledged as collateral, is based upon quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

	As of December 31, 2005		As of December 31, 2004
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS:
Fixed-maturity securities	$24,476,275	$24,476,275	$20,410,775	$20,410,775
Investments held-to-maturity	5,765,182	5,734,335	7,540,218	7,535,787
Short-term investments	1,678,281	1,678,281	2,405,192	2,405,192
Other investments	234,927	234,927	261,865	261,865
Cash and cash equivalents	233,046	233,046	366,236	366,236
Accrued investment income	396,048	396,048	312,208	312,208
Prepaid reinsurance premiums	407,614	405,034	434,968	407,481
Reinsurance recoverable on unpaid losses	58,965	58,965	34,610	34,610
Receivable for investments sold	74,787	74,787	67,205	67,205
Derivative assets	326,867	326,867	288,564	288,564
LIABILITIES:
Deferred premium revenue	$3,185,200	$3,100,263	$3,211,181	$3,005,482
Loss and loss adjustment expense reserves	721,502	721,502	748,869	748,869
Investment agreements	10,806,277	10,996,041	8,678,768	9,162,017
Commercial paper	859,997	859,997	2,598,655	2,598,655
Medium-term notes	7,542,416	7,554,408	6,943,840	6,930,925
Variable interest entity floating rate notes	1,280,160	1,280,160	600,505	600,505
Securities sold under agreements to repurchase	646,343	644,605	647,104	645,683
Short-term debt	58,745	58,745	58,745	58,745
Long-term debt	1,210,405	1,251,507	1,332,540	1,345,860
Payable for investments purchased	83,369	83,369	94,609	94,609
Derivative liabilities	384,611	384,611	527,455	527,455

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

NOTE 28: QUARTERLY FINANCIAL INFORMATION (Unaudited)

A summary of selected quarterly income statement information follows:

	2005
In thousands except per share amounts	Restated First	Restated Second	Third	Fourth	Full Year
Gross premiums written	$282,619	$248,965	$220,970	$232,354	$984,908
Net premiums written	250,493	217,343	186,362	203,603	857,801
Premiums earned	210,845	213,385	204,072	214,440	842,742
Investment income and realized gains and losses	128,785	126,377	119,779	125,695	500,636
All other revenues	219,675	192,768	284,967	259,719	957,129
Income from continuing operations	212,807	173,674	142,877	182,721	712,079
Income from discontinued operations, net of tax	0	0	(1,093)	0	(1,093)
Net income	$212,807	$173,674	$141,784	$182,721	$710,986
Basic EPS:*
Income from continuing operations	$1.55	$1.30	$1.08	$1.38	$5.31
Income from discontinued operations	0.00	0.00	(0.01)	0.00	(0.01)

Net income	$1.55	$1.30	$1.07	$1.38	$5.30

Diluted EPS:*
Income from continuing operations	$1.52	$1.27	$1.05	$1.34	$5.19
Income from discontinued operations	0.00	0.00	(0.01)	0.00	(0.01)

Net income	$1.52	$1.27	$1.04	$1.34	$5.18

	2004
In thousands except per share amounts	First	Second	Third	Fourth	Full Year
Gross premiums written	$204,693	$372,909	$255,609	$283,704	$1,116,915
Net premiums written	180,000	332,551	213,320	232,213	958,084
Premiums earned	209,094	219,154	210,994	210,428	849,670
Investment income and realized gains and losses	168,212	132,729	119,601	166,525	587,067
All other revenues	123,955	159,748	144,297	189,736	617,736
Income from continuing operations	212,160	218,230	183,211	226,869	840,470
Income from discontinued operations, net of tax	29	2,668	0	(121)	2,576
Net income	$212,189	$220,898	$183,211	$226,748	$843,046
Basic EPS:*
Income from continuing operations	$1.48	$1.52	$1.30	$1.63	$5.92
Income from discontinued operations	0.00	0.02	0.00	0.00	0.02

Net income	$1.48	$1.54	$1.30	$1.63	$5.94

Diluted EPS:*
Income from continuing operations	$1.45	$1.49	$1.27	$1.60	$5.80
Income from discontinued operations	0.00	0.02	0.00	0.00	0.02

Net income	$1.45	$1.51	$1.27	$1.60	$5.82

*	Due to rounding, quarterly per share amounts may not add to the totals for the years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA Inc. and Subsidiaries

NOTE 29: CONTINGENCIES

In July 2002, MBIA Corp. filed suit against Royal Indemnity Company (Royal), in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $352 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal has filed an action seeking a declaration that it is not obligated to pay on its policies. If Royal does not honor its policies, MBIA Corp. will be required to make payment on the notes it insured, and will incur material losses under its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. Royal appealed the order, and pledged $389 million of investment grade collateral to MBIA Corp. to secure the entire amount of the judgment, with interest, and has agreed to post additional security for future claims and interest. The Federal District Court has ordered Royal to comply with the pledge agreement.

On October 3, 2005, the Court of Appeals for the Third Circuit upheld the decision of the United States District Court for the District of Delaware enforcing the Royal insurance policies and remanded the case to the District Court for a determination of whether the Royal policies cover all losses claimed under the policies. In particular, the Court of Appeals directed the District Court to consider whether the Royal policies cover losses resulting from the misappropriation rather than from defaults by students. MBIA Corp. believes that the Royal policies cover losses even if they result from misappropriations of student payments, but in any event it appears that all or substantially all of the claims made under the Royal policies relate to defaults by students rather than misappropriation of funds. Therefore, MBIA Corp. expects Royal to be required to pay all or substantially all of the claims made under its policies and to be reimbursed for any payments MBIA Corp. made under its policies. Royal has requested that the case be reheard en banc.

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

On November 8, 2005, the Company announced that it was in discussions with the SEC, the NYAG and the NYSID regarding potential settlements of their investigations into agreements entered into by MBIA Corp. in connection with the AHERF matter. In connection with the potential settlements, the Company announced that it was restating its financial statements to correct and restate its GAAP and statutory accounting for 1998 and subsequent years as discussed in Note 2 included herein. In connection with the proposed settlements, the Company accrued $75 million for the total amount the Company estimates, based on discussions to date, it will have to pay in connection with any settlements.

The Company has been cooperating, and is continuing to cooperate fully with the investigations by the SEC, the NYAG, the NYSID and the U.S. Attorney. To date, no settlements have been approved by the regulatory agencies, and no assurance can be given that any settlements will be approved. Any settlements may have additional or different terms.

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

The allegations contained in the lawsuit include, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with the AHERF loss. The plaintiffs allege that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices. These lawsuits seek unspecified compensatory damages in connection with purchases by members of the class of the Company’s stock at such allegedly inflated prices during the Class Period. The Company does not expect the outcome of the private securities litigation to have a material adverse affect on its financial condition, although the outcome is uncertain and no assurance can be given that the Company will not suffer a loss.

Certain officers of the Company and certain members of the Company’s Board of Directors have been named as defendants in a shareholder derivative action filed on behalf of the Company in the Supreme Court of New York, Westchester County on November 9, 2005: Robert Purvis, Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph W. Brown, Neil G. Budnick, C. Edward Chaplin, David C. Clapp, Clifford D. Corso, Gary C. Dunton, Claire L. Gaudiani, Daniel P. Kearney, Laurence H. Meyer, Debra J. Perry, John A. Rolls, and Ruth M. Whaley (Case No. 20099-05). The plaintiff asserts claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties by the named defendants in connection with the Company’s accounting for certain transactions, including the AHERF loss. In addition, the plaintiff alleges that the officer defendants were unjustly enriched as a result of such alleged breach. The lawsuit seeks disgorgement to the Company of compensation granted to such officers, legal costs and unspecified equitable relief to remedy defendant’s breaches of fiduciary duties.

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

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2005.

As disclosed in “Note 2: Restatement Of Consolidated Financial Statements” in the Notes to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries, the Company restated its previously issued consolidated financial statements for 1998 and subsequent years to correct and restate its accounting for the excess-of-loss and quota share agreements (the “Transactions”) entered into with ARF and Munich Re and certain derivatives not qualifying for shortcut method hedge accounting (the “Derivative Transactions”). In arriving at management’s conclusion that internal control over financial reporting and disclosure controls and procedures were effective as of December 31, 2005, the Company completed an analysis under Staff Accounting Bulletin (“SAB”) 99 for purposes of determining whether the restatements referred to above were material to prior period financial statements included in this filing. Upon consideration of the quantitative and qualitative factors in SAB 99, management concluded that (i) prior period financial statements taken as a whole were not materially misstated; (ii) the cumulative impact of the restatement adjustments on shareholders’ equity was not material to the financial statements of any interim or annual periods; (iii) management decided to restate the Company’s previously issued financial statements for the Transactions, as described herein, in connection with potential settlements of investigations by the SEC and the NYAG’s office, taking into account developments in the regulatory investigations and further related accounting analyses; and (iv) as it relates to the Derivative Transactions, the Company concluded that the control deficiency that gave rise to the error was not a material weakness. Furthermore, the Transactions that gave rise to the related restatement were done in 1998 and, because the Company now has effective controls over these transactions, management has concluded that it has effective controls over the accounting for such transactions as of December 31, 2005.

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

As of December 31, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding directors is set forth under “Election of Directors” in the Company’s Proxy Statement to be filed on or before March 31, 2006, which is incorporated by reference.

Information regarding executive officers is set forth under Part I, Item 1, “Business - Executive Officers,” included in this annual report.

Information concerning the Company’s Audit Committee will be set forth under “The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed on or before March 31, 2006, which is incorporated by reference.

The Company has adopted a code of ethics that applies to all employees of the Company including its Chief Executive Officer, Chief Financial Officer and its controller. A copy of such code of ethics can be found on the Company’s internet website at www.mbia.com. The Company would intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its code of ethics and that relates to a substantive amendment or material departure from a provision of the Code by posting such information on its internet website at www.mbia.com.

Item 11.	Executive Compensation

Information regarding compensation of the Company’s executive officers is set forth in the “Report of the Compensation and Organization Committee on Executive Compensation” and in the five compensation tables in the Company’s Proxy Statement to be filed on or before March 31, 2006, which is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is set forth under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information Table” in the Company’s Proxy Statement to be filed on or before March 31, 2006, which is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accounting fees and services will be set forth under “Report of the Audit Committee – Principal Accounting Fees and Services” in the Company’s Proxy Statement to be filed on or before March 31, 2006, which is incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules and Exhibits.

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2005 and 2004

Consolidated statements of income for the years ended December 31, 2005; 2004; and 2003.

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2005; 2004; and 2003.

Consolidated statements of cash flows for the years ended December 31, 2005; 2004; and 2003.

Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this report.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2005.
II.	Condensed financial information of Registrant for December 31, 2005; 2004; and 2003.
IV.	Reinsurance for the years ended December 31, 2005; 2004; and 2003.

The report of the Registrant’s Independent Registered Public Accounting Firm with respect to the above listed financial statement schedules is included within the report listed under Item 15.1 above.

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

3. Articles of Incorporation and By-Laws.

3.1. Amended and Restated Certificate of Incorporation, dated May 5, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005 (Comm. File 1-9583).

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

10. Material Contracts

10.01. Second Amended and Restated Tax Allocation Agreement, dated as of March 11, 2004 between the Company and MBIA Insurance Corporation, incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Comm. File No. 1-9583) (the “2004 10-K”).

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

10.04. First Restated Credit Agreement, dated as of October 1, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent, Credit Suisse, New York Branch, Caisse Des Depots Et Consignations, Deutsche Bank AG, Bayerische Landesbank Girozentrale and Landesbank Hessen-Thuringen Girozentrale, as amended by an Assignment and Assumption Agreement, dated as of December 31, 1993, among MBIA Corp., Credit Suisse, New York Branch, as Agent and Assignor and Deutsche Bank AG, New York Branch, as further amended by a Modification Agreement, dated as of January 1, 1994, among Deutsche Bank, AG, New York Branch, MBIA Corp. and Credit Suisse, New York Branch, as Agent, as amended by a Joinder Agreement, dated December 31, 1993, among Credit Suisse, New York Branch, as Agent, Sudwestdeutsche Landesbank Girozentrale and MBIA Corp., incorporated by reference to Exhibit 10.78 to the 1993 10-K, as amended by the First Amendment to First Restated Credit Agreement, dated as of September 23, 1994, incorporated by reference to Exhibit 10.63 to the 1994 10-K, as further amended by the Second Amendment to the First Restated Credit Agreement, dated as of January 1, 1996, and as further amended by the Third Amendment to the First Restated Credit Agreement, dated as of October 1, 1996, incorporated by reference to Exhibit 10.57 to the 1996 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of October 1, 1997, incorporated by reference to Exhibit 10.46 to the 1997 10-K, as further amended by the First Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 1998, incorporated by reference to Exhibit 10.13 to the 1998 10-K, as further amended and restated by the Second Amendment to the Second Amended and Restated Credit Agreement, dated as of October 29, 1999, incorporated by reference to Exhibit 10.13 to the 1999 10-K, as further amended and restated by the Third Amendment to the Second Amended and Restated Credit Agreement, dated as of October 27, 2000, incorporated by reference to Exhibit 10.04 to the 2000 10-K, as further amended by the Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of October 31, 2001, incorporated by reference to Exhibit 10.04 to the 2001 10-K, as further amended and restated by the Third Amended and Restated Credit Agreement, dated as of October 31, 2002, incorporated by reference to Exhibit 10.04 to the 2002 10-K, as further amended by the First Amendment to the Third Amended and Restated Credit Agreement dated as of October 31, 2003, incorporated by reference to Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Comm. File 1-9583) (the “2003 10-K”) as further amended and restated by the Fourth Amended and Restated Credit Agreement, effective March 31, 2005, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on April 5, 2005.

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

10.07. Investment Services Agreement, effective as of April 28, 1995, between MBIA Insurance Corporation and MBIA Securities Corp., as amended by Amendment No. 1, dated as of December 29, 1995, incorporated by reference to Exhibit 10.65 to the 1995 10-K, as amended by Amendment No. 2, dated January 14, 1997, incorporated by reference to Exhibit 10.53 to the 1997 10-K, as amended by Amendment No. 3, dated September 10, 2001, as further amended by Amendment No. 4 dated as of January 2, 2003, incorporated by reference to Exhibit 10.07 to the 2004 10-K.

10.08. Investment Services Agreement, effective January 2, 1996, between MBIA Insurance Corp. of Illinois and MBIA Securities Corp., incorporated by reference to Exhibit 10.66 to the 1995 10-K, as amended by Amendment No. 1, dated as of January 2, 2003, , incorporated by reference to Exhibit 10.08 to the 2004 10-K.

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

10.60. Put Option Agreement between MBIA Insurance Corporation and North Castle Custodial Trust VIII, dated as of May 14, 2003, incorporated by reference to Exhibit 10.60 to the 2003 10-K.

10.72. Amended and Restated Net Worth Maintenance Agreement, dated as of October 12, 2004, between MBIA Insurance Corporation, MBIA UK (Holdings) Limited and MBIA UK Insurance Ltd., incorporated by reference to Exhibit 10.72 to the 2004 10-K.

10.73. Excess of Loss Reinsurance Agreement, dated as of May 14, 2004, between MBIA UK Insurance Ltd. and MBIA Insurance Corporation, incorporated by reference to Exhibit 10.73 to the 2004 10-K.

10.76. Second Amendment to the Second Amended and Restated Credit Agreement among MBIA Inc., MBIA Insurance Corporation, various designated borrowers, various lending institutions, Barclays Capital, as Joint Lead Arranger,

Banc of America Securities LLC, as Joint Lead Arranger, Barclays Bank PLC, as Administrative Agent, Bank of America, N.A. as Syndication Agent, and KeyBank National Association, JPMorgan Chase Bank and The Bank of New York as Co-Documentation Agents, dated as of April 14, 2005, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on April 22, 2005 (Comm. File 1-9583).

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

10.70. Letter Agreement by and between Richard L. Weill and MBIA Insurance Corporation, effective June 30, 2004, incorporated by reference to Exhibit 10.70 to the 2004 10-K.

10.71. Agreement and General Release by and between Richard L. Weill and MBIA Insurance Corporation, effective June 30, 2004, incorporated by reference to Exhibit 10.71 to the 2004 10-K.

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

10.77. MBIA Inc. Annual Incentive Plan, effective January 1, 2006, incorporated by reference to Appendix C to the Company’s Proxy Statement filed on March 30, 2005.

10.78. MBIA Inc. 2005 Omnibus Incentive Plan, effective May 5, 2005, incorporated by reference to Appendix D to the Company’s Proxy Statement filed on March 30, 2005.

+ 10.79 Form of Restricted Stock Agreement.

+21. List of Subsidiaries.

+23. Consent of PricewaterhouseCoopers LLP.

+31.1 Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 302.

+31.2 Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 302.

*32.1 Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 906.

*32.2 Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 906.

+99.1 Additional Exhibits – MBIA Corp. GAAP Financial Statements.

+	Filed Herewith

*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBIAInc. (Registrant)

Dated: March 8, 2006	By	/s/ Gary C. Dunton
	Name:	Gary C. Dunton
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Brown Joseph W. Brown	Chairman and Director	March 8, 2006

/s/ Nicholas Ferreri Nicholas Ferreri	Vice President and Chief Financial Officer	March 8, 2006

/s/ Douglas C. Hamilton Douglas C. Hamilton	Assistant Vice President and Controller	March 8, 2006

/s/ C. Edward Chaplin C. Edward Chaplin	Director	March 8, 2006

/s/ David C. Clapp David C. Clapp	Director	March 8, 2006

/s/ Gary C. Dunton Gary C. Dunton	Director and Chief Executive Officer	March 8, 2006

/s/ Claire L. Gaudiani Claire L. Gaudiani	Director	March 8, 2006

/s/ Daniel P. Kearney Daniel P. Kearney	Director	March 8, 2006

/s/ Laurence H. Meyer Laurence H. Meyer	Director	March 8, 2006

/s/ Debra J. Perry Debra J. Perry	Director	March 8, 2006

/s/ John A. Rolls John A. Rolls	Director	March 8, 2006

/s/ Jeffrey W. Yabuki Jeffrey W. Yabuki	Director	March 8, 2006

SCHEDULE I

MBIA INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2005

(In thousands)

Column A	Column B	Column C	Column D
Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet
Fixed-maturity:
Available-for-sale
United States Treasury and Government agency obligations	$358,984	$371,668	$371,668
Foreign governments	598,485	635,446	635,446
State and municipal obligations	5,112,628	5,318,308	5,318,308
Corporate and other obligations	14,993,730	15,336,982	15,336,982
Mortgage-backed	2,837,911	2,813,872	2,813,872

Total available-for-sale	23,901,738	24,476,276	24,476,276
Held-to-maturity
Corporate and other obligations	4,853,929	4,823,082	4,853,929
Mortgage-backed	911,253	911,253	911,253

Total held-to-maturity	5,765,182	5,734,335	5,765,182

Total fixed-maturity	29,666,920	30,210,611	30,241,458
Short-term investments	1,678,281	1,678,281	1,678,281
Other investments	227,206	234,927	234,927

Total investments	$31,572,407	$32,123,819	$32,154,666

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2005	December 31, 2004
ASSETS
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $13,574,097 and $10,137,505)	$13,795,453	$10,468,119
Investment agreement portfolio pledged as collateral, at fair value (amortized cost $712,054 and $713,704)	729,072	730,870
Short-term investments, at amortized cost (which approximates fair value)	778,569	1,305,976
Other investments	42,256	36,437

Total investments	15,345,350	12,541,402
Cash and cash equivalents	51,617	102,244
Investment in wholly-owned subsidiaries	7,208,775	6,686,661
Intercompany loan receivable	636,667	672,411
Accrued investment income	213,741	138,137
Receivable for investments sold	70,037	64,529
Derivative assets	185,277	231,564
Other assets	192,170	142,421

Total assets	$23,903,634	$20,579,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Investment agreements	$10,498,051	$8,343,655
Securities sold under agreements to repurchase	649,716	649,281
Long-term debt	1,205,855	1,326,990
Intercompany loan payable	4,178,569	3,147,056
Deferred income taxes, net	94,846	106,584
Payable for investments purchased	21,008	78,895
Dividends payable	37,541	33,489
Derivative liabilities	223,861	156,715
Other liabilities	402,543	177,907

Total liabilities	17,311,990	14,020,572

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares - 10,000,000; issued and outstanding shares - none	—	—
Common stock, par value $1 per share; authorized shares - 400,000,000; issued shares - 155,601,779 and 155,607,737	156,602	155,608
Additional paid-in capital	1,479,447	1,410,799
Retained earnings	5,747,171	5,187,484
Accumulated other comprehensive income, net of deferred income tax of $238,881 and $321,565	399,381	618,606
Unearned compensation - restricted stock	(43,857)	(34,686)
Treasury stock, at cost - 22,554,528 shares in 2005 and 16,216,405 shares in 2004	(1,147,100)	(779,014)

Total shareholders’ equity	6,591,644	6,558,797

Total liabilities and shareholders’ equity	$23,903,634	$20,579,369

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME

(In thousands)

	Years Ended December 31
	2005	2004	2003
Revenues:
Operating income	$86,188	$70,443	$56,747
Net investment income	27,343	24,379	18,696
Net realized gains (losses)	642	(2,282)	26,905
Net gains (losses) on derivative instruments	21,901	(9,521)	(12,098)

Total revenues	136,074	83,019	90,250

Expenses:
Interest expense	92,999	74,699	68,691
Penalties and disgorgement	75,000	—	—
Operating expenses	30,505	24,266	22,711

Total expenses	198,504	98,965	91,402

Gain (loss) before income taxes and equity in earnings of subsidiaries	(62,430)	(15,946)	(1,152)
Income tax provision (benefit)	(584)	(2,382)	(1,117)

Gain (loss) before equity in earnings of subsidiaries	(61,846)	(13,564)	(35)
Equity in earnings of subsidiaries	772,832	856,610	825,387

Net income	$710,986	$843,046	$825,352

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2005	2004	2003
Cash flows from operating activities:
Net income	$710,986	$843,046	$825,352
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(772,832)	(856,610)	(825,387)
Dividends from subsidiaries	95,000	747,300	240,000
Increase in accrued investment income	(75,604)	(35,191)	(22,070)
Amortization of bond discount, net	24,826	27,078	27,287
Net realized losses (gains) on sale of investments	(642)	2,282	(26,905)
Deferred income tax provision (benefit)	809	9,498	(2,354)
Net (gains) losses on derivative instruments	(21,901)	9,521	12,098
Stock option compensation	19,421	19,536	26,428
Penalties and disgorgement	75,000	—	—
Accrued interest payable	55,866	7,107	(1,019)
Other, net	39,408	(3,995)	(68,431)

Total adjustments to net income	(560,649)	(73,474)	(640,353)

Net cash provided by operating activities	150,337	769,572	184,999

Cash flows from investing activities:
Purchase of fixed-maturity securities, net of payable for investments purchased	(12,606,239)	(11,730,609)	(12,551,700)
Sale of fixed-maturity securities, net of receivable for investments sold	9,196,535	8,383,227	11,627,573
Sale (purchase) of short-term investments	472,368	(374,596)	(18,104)
Purchase of other investments	(9,768)	(30,933)	—
Contributions to subsidiaries	(20,000)	(20,500)	(27,356)
Advances to subsidiaries, net	(20,119)	(25,391)	(31,729)
Other	(340)	—	—

Net cash used by investing activities	(2,987,563)	(3,798,802)	(1,001,316)

Cash flows from financing activities:
Proceeds from issuance of investment agreements and medium-term notes	4,209,459	5,160,019	4,125,755
Payments for drawdowns of investment agreements and medium-term notes	(1,893,940)	(3,327,142)	(3,443,938)
Securities sold under agreements to repurchase, net	435	147,883	(39,843)
Net proceeds from issuance of long-term debt	—	348,548	—
Net repayment from retirement of long-term debt	(100,000)	(50,000)	—
Proceeds from affiliate loan	1,067,257	1,251,109	350,661
Dividends paid	(147,247)	(132,072)	(110,999)
Capital issuance costs	(2,899)	(2,353)	(4,056)
Other borrowings	—	—	30,000
Purchase of treasury stock	(369,715)	(375,030)	(82,404)
Exercise of stock options	23,249	63,390	25,806

Net cash provided by financing activities	2,786,599	3,084,352	850,982

Net (decrease) increase in cash and cash equivalents	(50,627)	55,122	34,665
Cash and cash equivalents - beginning of year	102,244	47,122	12,457

Cash and cash equivalents - end of year	$51,617	$102,244	$47,122

Supplemental cash flow disclosures:
Income taxes paid (refunded)	$(29)	$5,803	$(1,110)
Interest paid:
Long-term debt	$86,850	$70,388	$69,876
Other borrowings	$1,003	$463	—

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

During 2005 and 2004, MBIA Insurance Corporation declared and paid dividends of $95.0 million and $747.3 million to MBIA Inc.

4.	Obligations under Investment Agreement, Commercial Paper and Medium-Term Notes

The investment agreement business, as described in footnotes 3 and 20 to the consolidated financial statements of MBIA Inc. and subsidiaries is conducted by both the Registrant and its wholly owned subsidiary, MBIA Investment Management Corp.

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

Years Ended December 31, 2005, 2004 and 2003

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Insurance Premiums Written	Direct Amount	Ceded to Other Value	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2005	$972,017	$127,107	$12,891	$857,801	1.5%

2004	$1,100,234	$158,831	$16,681	$958,084	1.7%

2003	$1,249,832	$193,889	$18,976	$1,074,919	1.8%

Securities and Exchange Commission

Washington, D.C. 20549

Exhibits

to

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

Commission File No. 1-9583

MBIA Inc.

Exhibit Index

10.79	Form of Restricted Stock Agreement

21.	List of Subsidiaries.

23.	Consent of PricewaterhouseCoopers LLP.

31.1	Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 302.

31.2	Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 302.

*32.1	Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 906.

*32.2	Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 906.

99.1	Additional Exhibits – MBIA Insurance Corporation GAAP Financial Statements.

*	Furnished Herewith