Form 10-Q
period 2006-03-31
MBIA INC
filed 2006-05-08
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒            Accelerated filer    ☐            Non-accelerated filer    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 26, 2006, 134,728,243 shares of Common Stock, par value $1 per share, were outstanding.

(2)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except per share amounts)

	March 31, 2006	December 31, 2005
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $24,264,883 and $23,189,684)	$24,470,935	$23,747,204
Investments held-to-maturity, at amortized cost (fair value $5,237,107 and $5,734,335)	5,271,708	5,765,182
Investment agreement portfolio pledged as collateral, at fair value (amortized cost $1,104,941 and $712,054)	1,088,281	729,072
Short-term investments, at amortized cost (which approximates fair value)	2,184,720	1,678,281
Other investments	267,009	234,927

Total investments	33,282,653	32,154,666

Cash and cash equivalents	222,936	233,046
Accrued investment income	418,643	396,048
Deferred acquisition costs	429,842	427,111
Prepaid reinsurance premiums	394,608	407,614
Reinsurance recoverable on unpaid losses	59,324	58,965
Goodwill	79,406	79,406
Property and equipment, at cost (less accumulated depreciation of $124,326 and $121,165)	107,438	109,275
Receivable for investments sold	82,611	74,787
Derivative assets	429,575	326,867
Other assets	209,157	293,609

Total assets	$35,716,193	$34,561,394

Liabilities and Shareholders’ Equity
Liabilities:
Deferred premium revenue	$3,116,502	$3,185,200
Loss and loss adjustment expense reserves	730,352	721,502
Investment agreements	11,149,718	10,806,277
Commercial paper	872,526	859,997
Medium-term notes	7,508,714	7,542,416
Variable interest entity floating rate notes	1,248,194	1,280,160
Securities sold under agreements to repurchase	1,031,325	646,343
Short-term debt	58,745	58,745
Long-term debt	1,211,356	1,210,405
Current income taxes	9,968	—
Deferred income taxes, net	475,646	569,536
Deferred fee revenue	18,399	20,379
Payable for investments purchased	754,573	83,369
Derivative liabilities	420,725	384,611
Other liabilities	507,987	600,810

Total liabilities	29,114,730	27,969,750

Commitments and contingencies (See Note 8)

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares — 157,452,712 and 156,601,779	157,453	156,602
Additional paid-in capital	1,530,811	1,479,447
Retained earnings	5,904,405	5,747,171
Accumulated other comprehensive income, net of deferred income tax of $140,828 and $238,881	243,548	399,381
Unearned compensation — restricted stock	(76,647)	(43,857)
Treasury stock, at cost — 22,734,548 and 22,554,528 shares	(1,158,107)	(1,147,100)

Total shareholders’ equity	6,601,463	6,591,644

Total liabilities and shareholders’ equity	$35,716,193	$34,561,394

The accompanying notes are an integral part of the consolidated financial statements.

(3)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands except per share amounts)

	Three months ended March 31
	2006	2005
Insurance
Revenues:
Gross premiums written	$172,872	$282,619
Ceded premiums	(23,905)	(32,126)

Net premiums written	148,967	250,493
Scheduled premiums earned	167,715	173,760
Refunding premiums earned	38,184	37,085

Premiums earned (net of ceded premiums of $36,978 and $40,808)	205,899	210,845
Net investment income	140,012	123,450
Fees and reimbursements	8,174	6,425
Net realized gains (losses)	(7,012)	211
Net gains (losses) on derivative instruments and foreign exchange	4,757	(6,072)

Total insurance revenues	351,830	334,859
Expenses:
Losses and loss adjustment	20,126	20,851
Amortization of deferred acquisition costs	16,266	16,657
Operating	36,727	29,166
Interest expense	12,918	5,400

Total insurance expenses	86,037	72,074

Insurance income	265,793	262,785

Investment management services
Revenues	258,206	186,235
Net realized gains (losses)	5,528	3,194
Net gains (losses) on derivative instruments and foreign exchange	(2,950)	27,421

Total investment management services revenues	260,784	216,850
Interest expense	216,747	149,418
Expenses	17,590	14,377

Total investment management services expenses	234,337	163,795

Investment management services income	26,447	53,055

Municipal services
Revenues	5,611	5,536
Net realized gains (losses)	—	(85)
Net gains (losses) on derivative instruments and foreign exchange	29	130

Total municipal services revenues	5,640	5,581
Expenses	5,125	5,405

Municipal services income	515	176

Corporate
Net investment income	3,564	7,927
Net realized gains (losses)	626	(1,608)
Interest expense	20,131	22,021
Corporate expenses	2,302	3,681

Corporate loss	(18,243)	(19,383)

Income before income taxes	274,512	296,633

Provision for income taxes	75,518	83,826

Net income	$198,994	$212,807

Net income per common share:
Basic	$1.50	$1.55
Diluted	$1.46	$1.52

Weighted average number of common shares outstanding:
Basic	132,717,298	137,258,739
Diluted	136,547,417	140,442,217

Gross revenues from operations	622,444	563,609
Gross expenses from operations	347,932	266,976

The accompanying notes are an integral part of the consolidated financial statements.

(4)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended March 31, 2006

(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation- Restricted Stock	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Amount
Balance, January 1, 2006	156,602	$156,602	$1,479,447	$5,747,171	$399,381	$(43,857)	(22,555)	$(1,147,100)	$6,591,644

Comprehensive income:
Net income	—	—	—	198,994	—	—	—	—	198,994
Other comprehensive income (loss):
Change in unrealized appreciation of investments net of change in deferred income taxes of $(141,572)	—	—	—	—	(239,825)	—	—	—	(239,825)
Change in fair value of derivative instruments net of change in deferred income taxes of $43,502	—	—	—	—	80,790	—	—	—	80,790
Change in foreign currency translation net of change in deferred income taxes of $17	—	—	—	—	3,202	—	—	—	3,202

Other comprehensive income (loss)									(155,833)

Comprehensive income									43,161

Treasury shares acquired, net	—	—	—	—	—	—	(186)	(11,209)	(11,209)

Stock-based compensation	851	851	51,312	—	—	(32,790)	6	202	19,575

Variable interest entity equity	—	—	52	—	—	—	—	—	52

Dividends (declared per common share $0.310, paid per common share $0.280)	—	—	—	(41,760)	—	—	—	—	(41,760)

Balance, March 31, 2006	157,453	$157,453	$1,530,811	$5,904,405	$243,548	$(76,647)	(22,735)	$(1,158,107)	$6,601,463

2006
Disclosure of reclassification amount:
Change in unrealized appreciation of investments arising during the period, net of taxes	$(231,534)
Reclassification adjustment, net of taxes	(8,291)

Change in net unrealized appreciation, net of taxes	$(239,825)

The accompanying notes are an integral part of the consolidated financial statements.

(5)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended March 31
	2006	2005
Cash flows from operating activities:
Net income	$198,994	$212,807
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in accrued investment income	(22,595)	(24,696)
Increase in deferred acquisition costs	(2,731)	(11,419)
Decrease in prepaid reinsurance premiums	13,006	7,940
(Decrease) increase in deferred premium revenue	(68,698)	27,670
Increase in loss and loss adjustment expense reserves	8,850	29,195
(Increase) decrease in reinsurance recoverable on unpaid losses	(359)	519
Depreciation	3,161	3,568
Amortization of bond discount, net	9,752	15,955
Amortization of medium-term notes and commercial paper premium, net	(5,673)	(4,552)
Net realized (gains) losses on sale of investments	858	(1,712)
Current income tax provision	66,963	12,126
Deferred income tax provision	3,477	18,224
Net gains on derivative instruments and foreign exchange	(1,836)	(21,479)
Stock option compensation	3,971	4,917
Accrued interest payable	40,067	41,153
Other, net	(51,700)	(32,810)

Total adjustments to net income	(3,487)	64,599

Net cash provided by operating activities	195,507	277,406

Cash flows from investing activities:
Purchase of fixed-maturity securities, net of payable for investments purchased	(4,935,303)	(3,593,709)
Sale of fixed-maturity securities, net of receivable for investments sold	3,526,225	2,276,607
Redemption of fixed-maturity securities, net of receivable for investments redeemed	89,145	83,857
Purchase of held-to-maturity investments	(20,620)	(31,145)
Redemptions of held-to-maturity investments	501,377	426,031
(Purchase) sale of short-term investments	(34,341)	114,689
(Purchase) sale of other investments	(27,706)	3,401
Capital expenditures	(1,567)	(2,138)
Disposals of capital assets	283	—
Other, investing	(698)	—

Net cash used by investing activities	(903,205)	(722,407)

Cash flows from financing activities:
Proceeds from issuance of investment agreements	1,320,635	1,413,495
Payments for drawdowns of investment agreements	(976,371)	(757,409)
Net proceeds (payments) of commercial paper	2,687	(296,034)
Issuance of medium-term notes	610,196	587,714
Principal paydown of medium-term notes	(567,206)	(121,412)
Principal paydown of variable interest entity floating rate notes	(34,810)	—
Securities sold under agreements to repurchase, net	384,982	39,027
Dividends paid	(37,541)	(33,494)
Capital issuance costs	(699)	(793)
Other borrowings and deposits	(1,478)	(2,466)
Purchase of treasury stock	(11,209)	(212,798)
Exercise of stock options	7,926	7,419
Excess tax benefit on share-based payment	476	—

Net cash provided by financing activities	697,588	623,249

Net (decrease) increase in cash and cash equivalents	(10,110)	178,248
Cash and cash equivalents - beginning of period	233,046	366,236

Cash and cash equivalents - end of period	$222,936	$544,484

Supplemental cash flow disclosures:
Income taxes paid	$4,458	$3,450
Interest paid:
Investment agreements	$107,897	$69,192
Commercial paper	9,396	15,984
Medium-term notes	95,331	44,925
Variable interest entity floating rate notes	12,055	4,304
Securities sold under agreements to repurchase	10,444	3,794
Other borrowings and deposits	1,186	1,290
Long-term debt	13,112	15,097
Non cash items:
Stock compensation	$3,971	$4,917
Dividends declared but not paid	41,760	38,363

The accompanying notes are an integral part of the consolidated financial statements.

(6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (GAAP). These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2005 for MBIA Inc. and Subsidiaries (MBIA or the Company). The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations.

The results of operations for the three months ended March 31, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. The December 31, 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities required by GAAP. All significant intercompany balances have been eliminated and business segment results are presented net of all material intersegment transactions. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the reclassification of variable interest entity (VIE) interest expense from “Net investment income” to “Interest expense,” which had no effect on net income, total assets, total liabilities or shareholders’ equity as previously reported.

NOTE 2: Dividends Declared

Dividends declared by the Company during the three months ended March 31, 2006 were $41.8 million.

NOTE 3: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended March 31, 2006 and 2005, there were 1,810,844 and 2,627,938 stock options outstanding, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:

	March 31,
In thousands except per share amounts	2006	2005
Net income	$198,994	$212,807

Basic weighted average shares	132,717,298	137,258,739
Effect of common stock equivalents	3,830,119	3,183,478

Diluted weighted average shares	136,547,417	140,442,217

Basic EPS	$1.50	$1.55
Diluted EPS	$1.46	$1.52

(7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 4: Business Segments

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

The advisory services segment is primarily comprised of the operations of MBIA Municipal Investors Service Corporation (MBIA-MISC), MBIA Capital Management Corp. (CMC) and MBIA Asset Management UK (AM-UK). MBIA-MISC provides investment management programs, including pooled investments products and customized asset management services. In addition, MBIA-MISC provides portfolio accounting and reporting for state and local governments, including school districts. MBIA-MISC is a SEC-registered investment adviser. CMC provides fee-based asset management services to the Company, its affiliates and third-party institutional clients. CMC is a SEC-registered investment advisor and National Association of Securities Dealers member firm. AM-UK provides fee-based asset management services to the Company’s foreign insurance affiliates and EAAL, and to third-party institutional clients and investment structures. AM-UK is registered with the Financial Services Authority in the United Kingdom.

(8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The Company’s conduit segment administers three multi-seller conduit financing vehicles through MBIA Asset Finance, LLC. The conduits provide funding for multiple customers through special purpose vehicles that issue primarily commercial paper and medium-term notes.

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

Reportable segment results are presented net of material intersegment transactions. Transactions between the Company’s segments are executed at an arm’s length basis, as established by management. The following table summarizes the Company’s operations for the three months ended March 31, 2006 and 2005:

	Three months ended March 31, 2006
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$354,085	$258,206	$5,611	$3,564	$621,466
Net realized gains (losses)	(7,012)	5,528	—	626	(858)
Net gains (losses) on derivative instruments and foreign exchange	4,757	(2,950)	29	—	1,836

Total revenues	351,830	260,784	5,640	4,190	622,444
Interest expense	12,918	216,747	—	20,131	249,796
Operating expenses	73,119	17,590	5,125	2,302	98,136

Total expenses	86,037	234,337	5,125	22,433	347,932

Net income (loss) before taxes	$265,793	$26,447	$515	$(18,243)	$274,512

Identifiable assets	$13,160,773	$22,035,816	$22,101	$497,503	$35,716,193

	Three months ended March 31, 2005
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$340,720	$186,235	$5,536	$7,927	$540,418
Net realized gains (losses)	211	3,194	(85)	(1,608)	1,712
Net gains (losses) on derivative instruments and foreign exchange	(6,072)	27,421	130	—	21,479

Total revenues	334,859	216,850	5,581	6,319	563,609
Interest expense	5,400	149,418	—	22,021	176,839
Operating expenses	66,674	14,377	5,405	3,681	90,137

Total expenses	72,074	163,795	5,405	25,702	266,976

Net income (loss) before taxes	$262,785	$53,055	$176	$(19,383)	$296,633

Identifiable assets	$12,393,848	$21,043,648	$23,370	$305,796	$33,766,662

(a)	Represents the sum of net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following table summarizes the segments within the investment management services operations for the three months ended March 31, 2006 and 2005:

	Three months ended March 31, 2006
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$199,188	$14,375	$51,986	$(7,343)	$258,206
Net realized gains (losses)	5,516	12	—	—	5,528
Net gains (losses) on derivative instruments and foreign exchange	(5,506)	(16)	2,572	—	(2,950)

Total revenues	199,198	14,371	54,558	(7,343)	260,784
Interest expense	173,934	—	45,537	(2,724)	216,747
Operating expenses	9,835	10,004	2,332	(4,581)	17,590

Total expenses	183,769	10,004	47,869	(7,305)	234,337

Net income (loss) before taxes	$15,429	$4,367	$6,689	$(38)	$26,447

Identifiable assets	$18,040,829	$76,304	$4,222,857	$(304,174)	$22,035,816

	Three months ended March 31, 2005
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$130,654	$12,975	$46,458	$(3,852)	$186,235
Net realized gains (losses)	3,197	(3)	—	—	3,194
Net gains (losses) on derivative instruments and foreign exchange	12,840	(9)	14,590	—	27,421

Total revenues	146,691	12,963	61,048	(3,852)	216,850
Interest expense	109,008	267	40,143	—	149,418
Operating expenses	6,892	7,602	3,700	(3,817)	14,377

Total expenses	115,900	7,869	43,843	(3,817)	163,795

Net income (loss) before taxes	$30,791	$5,094	$17,205	$(35)	$53,055

Identifiable assets	$14,669,279	$56,772	$6,697,527	$(379,930)	$21,043,648

(a)	Represents the sum of interest income, investment management services fees and other fees.

An increasingly significant portion of premiums reported within the insurance segment is generated outside the United States. The following table summarizes net premiums earned by geographic location of risk for the three months ended March 31, 2006 and 2005:

	March 31,
In thousands	2006	2005
Total premiums earned:
United States	$146,507	$158,312
Non-United States	59,392	52,533

Total	$205,899	$210,845

(10)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 5: Loss and Loss Adjustment Expense Reserves (LAE)

Loss and LAE reserves are established in an amount equal to the Company’s estimate of unallocated losses, identified or case basis reserves and costs of settlement and other loss mitigation expenses on obligations it has insured. A summary of the unallocated and case basis activity and the components of the liability for loss and LAE reserves for the first quarter of 2006 are shown in the following table:

In thousands	1Q 2006
Case basis loss and LAE reserves:
Balance at January 1	$512,888
Less: reinsurance recoverable	58,965

Net balance at January 1	453,923

Case basis transfers from unallocated loss reserve related to:
Current year	—
Prior years	10,650

Total	10,650

Paid related to:
Current year	—
Prior years	11,430

Total paid	11,430

Net balance at March 31	453,143
Plus: reinsurance recoverable	59,324

Case basis reserve balance at March 31	512,467

Unallocated loss reserve:
Balance at January 1	208,614
Losses and LAE incurred(1)	20,126
Channel Re elimination(2)	(205)
Transfers to case basis and LAE reserves	(10,650)

Unallocated loss reserve balance at March 31	217,885

Total	$730,352

(1)	Represents the Company’s provision for losses calculated as 12% of scheduled net earned premium.
(2)	Represents the amount of losses and LAE incurred that have been eliminated in proportion to MBIA’s ownership interest in Channel Reinsurance Ltd. (Channel Re), which is carried on an equity-method accounting basis.

Case basis activity transferred from the Company’s unallocated loss reserve was approximately $11 million in the first quarter of 2006 and primarily consisted of additional loss reserves for MBIA’s guaranteed tax lien portfolio and Allegheny Health, Education and Research Foundation (AHERF). Unallocated loss reserves approximated $218 million at March 31, 2006, which represent the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio and are available for future case-specific activity. The Company recorded $20 million in losses and loss adjustment expenses in the first quarter of 2006 based on 12% of scheduled net earned premium. See “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005 for a description of the Company’s loss reserving policy.

(11)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 6: Long-Term Incentive Plans

On May 5, 2005, the Company’s shareholders approved the MBIA Inc. 2005 Omnibus Incentive Plan (the Omnibus Plan). Under the Omnibus Plan, a maximum of 6,000,000 shares of the Company’s common stock can be used for any type of award, including stock options, performance shares, performance units, restricted stock, restricted stock units and dividend equivalents. Any shares issued under the Omnibus Plan in connection with stock options shall be counted against this limit as one share covered by such option. For all awards other than stock options, any shares issued shall be counted against this limit as two shares for every share issued.

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

Under the restricted stock component of the Omnibus Plan, certain employees are granted restricted shares of the Company’s common stock. These awards have a restriction period lasting three, four or five years depending on the type of award, after which time the awards fully vest. During the vesting period, these shares may not be sold. Restricted stock grants are typically granted from the vice president level up to and including the chief executive officer. Some of the awards made in the first quarter of 2006 and 2005 are linked to the growth in book value per share of the Company’s common stock including certain adjustments (modified book value) over a three-year period following the grant date. Actual shares issued at the vesting date will be determined based on the growth in modified book value. If modified book value grows by 30% or more over the three-year period, then 100% of the award will vest. If the growth in modified book value over the three-year period is lower than 30%, then the amount of restricted shares issued will be adjusted downward in proportion to the amount by which actual growth in modified book value is below 30%.

Following the effective date of the Omnibus Plan, no new options or awards were granted under any of the prior plans authorized by the shareholders and all shares authorized but unissued were canceled. All options and awards granted under the prior plans and subsequently canceled or expired after the effective date of the Omnibus Plan become available for grant under the Omnibus Plan. In the first quarter of 2006, no new options were granted and 14,825 options were canceled or expired. In the first quarter of 2006, 691,578 restricted shares were granted and 31,273 restricted shares were canceled. This restricted share activity affects the available share balance for future grants in the Omnibus Plan at a two-for-one ratio. Therefore, 4,711,637 shares are available for future grants under the Omnibus Plan as of March 31, 2006.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2006, the Company adopted the requirements of SFAS 123(R). SFAS 123(R) requires the Company to expense the fair value of employee stock options and other forms of stock-based compensation. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS 123 and the modified prospective method of adoption under SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” In addition, SFAS 123(R) classifies share-based payment awards as either liability awards, which are remeasured at fair value at each balance sheet date, or equity awards, which are measured on the grant date and not subsequently remeasured. Generally, awards with cash-based settlement, repurchase features or that are settled at a fixed dollar amount are classified as liability awards, and changes in fair value will be reported in earnings.

(12)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Awards with net-settlement features or that permit a cashless exercise with third-party brokers are classified as equity awards and changes in fair value are not reported in earnings. The Company’s long-term incentive plans include features which would result in both liability and equity awards. For liability awards, the Company currently remeasures these awards at each balance sheet date. In addition, SFAS 123(R) requires the use of a forfeiture estimate. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect of adopting the change in estimating forfeitures for both stock option awards and restricted stock awards is $0.9 million, resulting in a reduction to expense during the first quarter of 2006. The Company uses historical employee termination information to estimate the forfeiture rate applied to current stock-based awards.

The fair value of the restricted shares awarded (net of cancellations) during the first quarter of 2006, determined on the grant date, was $39.9 million. Restricted shares have been recorded as a separate component of shareholders’ equity as “Unearned compensation-restricted stock” on the Company’s Consolidated Balance Sheets and have been included in “Stock-based compensation” on the Company’s Consolidated Statements of Changes in Shareholders’ Equity. Unearned compensation is amortized to expense over the appropriate three- to five-year vesting period (except for a minor portion granted to members of the MBIA Inc. board of directors which is amortized over a ten-year period). Compensation expense related to the restricted shares, net of estimated forfeitures, was $4.0 million for the quarter ended March 31, 2006. The tax benefit and excess tax benefit related to the restricted share awards for the Company during the first quarter of 2006 was $1.7 million and $0.2 million, respectively.

In December 1995, the MBIA Inc. board of directors approved the “MBIA Long-Term Incentive Program” (the Incentive Program). The Incentive Program has been superseded by the Omnibus Plan. The Incentive Program included a stock option component and a compensation component linked to the growth in modified book value over a three-year period following the grant date. Target levels for the Incentive Program awards were established as a percentage of total salary and bonus, based upon the recipient’s position. Awards under the Incentive Program typically were granted from the vice president level up to and including the chief executive officer. Actual amounts to be paid are adjusted upward or downward depending on the growth of modified book value versus a baseline target, with a minimum growth of 8% necessary to receive any payment and an 18% growth necessary to receive the maximum payment. Awards under the Incentive Program were divided equally between the two components, with approximately 50% of the award to be given in stock options and approximately 50% of the award to be paid in cash or shares of Company stock. Payments are made at the end of each three-year measurement period. During the first quarter of 2006, $0.8 million was recorded as an expense related to modified book value awards. The tax benefit related to modified book value awards during the first quarter of 2006 was $0.3 million.

The fair value for stock option awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Employee stock option compensation expense, net of estimated forfeitures, for the quarter ended March 31, 2006 totaled $3.5 million. The tax benefit and excess tax benefit related to the stock option awards for the Company during the first quarter of 2006 was $1.2 million and $0.3 million, respectively.

(13)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

A summary of the Company’s stock options as of March 31, 2006 and changes during the quarter, is set forth in the following table:

	March 31, 2006
Options	Number of Shares	Weighted Average Price per Share
Outstanding at beginning of period	9,699,558	$46.7513
Granted	—	—
Exercised	174,291	60.2611
Expired or canceled	14,825	54.9873

Outstanding at end of period	9,510,442	$46.8038

Exercisable at end of period	5,819,919	$44.0907

The following table summarizes information about the Company’s stock options at March 31, 2006:

Range of Average Exercise Price	Number Outstanding at 3/31/06	Weighted Average Remaining Contractual Life in Years	Outstanding Weighted Average Exercise Price	Number Exercisable at 3/31/06	Exercisable Weighted Average Exercise Price
$25.92-32.92	897,355	3.54	$32.37	897,355	$32.37
$33.96-36.69	1,231,431	6.09	$36.60	477,294	$36.45
$36.72-47.95	3,805,945	3.28	$44.38	3,212,720	$44.85
$48.35-64.86	3,575,711	6.68	$56.52	1,232,550	$53.59

Total	9,510,442	4.95	$46.80	5,819,919	$44.09

NOTE 7: Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In the first quarter of 2006 and in connection with its remediation efforts, MBIA exercised a call right with respect to $411 million of MBIA-insured Northwest Airlines’ enhanced equipment trust certificates issued by Northwest Airlines Pass Through Trust 2000-1G (the Certificates). Under the terms of the trust agreement relating to the Certificates, MBIA had the right to call the Certificates at par as a result of the bankruptcy filing by Northwest Airlines. MBIA entered into an agreement with a third party under which the third party financed the call of the Certificates and purchased the Certificates from MBIA as part of a planned future securitization of the Certificates. MBIA’s policy guaranteeing payment of the Certificates remains in effect.

Due to certain continuing rights MBIA possesses with respect to the Certificates, MBIA recorded the Certificates and the related financing on its balance sheet under the requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Certificates are included within “Short-term investments” and the related financing is included within “Payable for investments purchased” on the Company’s Consolidated Balance Sheets. Upon completion of a securitization of the Certificates, which is expected to occur in the second quarter of 2006, the Certificates and the related financing are expected to no longer be recorded on the Company’s Consolidated Balance Sheets.

NOTE 8: Commitments and Contingencies

In July 2002, MBIA Corp. filed suit against Royal Indemnity Company (Royal) in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational

(14)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $353 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal had filed an action seeking a declaration that it is not obligated to pay on its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. Royal appealed the order, and, in connection with the appeal, pledged $390 million of investment grade collateral to MBIA Corp. to secure the entire amount of the judgment, with interest, and has agreed to post additional security for future claims and interest.

On October 3, 2005, the Court of Appeals for the Third Circuit upheld the decision of the United States District Court for the District of Delaware insofar as it enforced the Royal insurance policies, but remanded the case to the District Court for a determination of whether the Royal policies cover all losses claimed under the policies. In particular, the Court of Appeals directed the District Court to consider whether the Royal policies would cover losses resulting from the misappropriation of student payments rather than from defaults by students. MBIA Corp. believes that the Royal policies would cover losses even if they result from misappropriation of student payments, but in any event it appears that all or substantially all of the claims made under the Royal policies relate to defaults by students rather than misappropriation of funds. Therefore, MBIA Corp. expects Royal to be required to pay all or substantially all of the claims made under its policies and to be reimbursed for any payments MBIA Corp. made under its policies.

Royal filed a petition with the Third Circuit requesting that the case be reheard, which was denied in April 2006. In April 2006, Royal filed a motion with the District Court seeking a release of the collateral it pledged after entry by the District Court of the judgment against it in 2003. MBIA intends to oppose Royal’s motion to release the collateral and believes that, in light of the Third Circuit affirmance of the parts of the District Court judgment enforcing the Royal policies, and the language in the pledge agreement, the collateral should remain subject to the pledge, although there is no assurance that the collateral will not be released.

If the collateral is released and Royal is unable to make payments on the Royal policies, MBIA Corp. would incur substantial losses under its policies. MBIA Corp. does not believe, however, that any such losses will have a material adverse effect on its financial strength.

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

On November 8, 2005, the Company announced that it was in discussions with the SEC, the NYAG and the New York State Insurance Department (NYSID) regarding potential settlements of their investigations into agreements entered into by MBIA Corp. in connection with the AHERF matter. In connection with the potential

(15)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

settlements, the Company announced that it was restating its financial statements to correct and restate its GAAP and statutory accounting for 1998 and subsequent years as discussed in “Note 2: Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2005. In connection with the proposed settlements, the Company accrued $75 million for the total amount the Company estimates, based on discussions to date, it will have to pay in connection with any settlements.

The Company has been cooperating, and is continuing to cooperate fully with the investigations by the SEC, the NYAG, the NYSID and the U.S. Attorney. To date, no settlements have been approved by the regulatory agencies, and no assurance can be given that any settlements will be approved. Any settlements may have additional or different terms.

The Company has been named as a defendant in a consolidated private securities litigation suit: In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). Joseph W. Brown, the Company’s Chairman and former Chief Executive Officer, Gary C. Dunton, the Company’s Chief Executive Officer, Nicholas Ferreri, the Company’s Chief Financial Officer, Neil G. Budnick, a Vice President of the Company and the Company’s former Chief Financial Officer and Douglas C. Hamilton, the Company’s Controller were also named as defendants in the suit, as were former Chairman and Chief Executive Officer David H. Elliott and former Executive Vice President, Chief Financial Officer and Treasurer Julliette S. Tehrani. The plaintiffs assert claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs act as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”).

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

Certain officers of the Company and certain members of the Company’s Board of Directors have been named as defendants in a shareholder derivative action filed on behalf of the Company in the Supreme Court of New York, Westchester County on November 9, 2005: Robert Purvis, Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph W. Brown, Neil G. Budnick, C. Edward Chaplin, David C. Clapp, Clifford D. Corso, Gary C. Dunton, Claire L. Gaudiani, Daniel P. Kearney, Laurence H. Meyer, Debra J. Perry, John A. Rolls, and Ruth M. Whaley (Case No. 20099-05). The plaintiff asserts claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties by the named defendants in connection with the Company’s accounting for certain transactions, including the AHERF loss. In addition, the plaintiff alleges that the officer defendants were unjustly enriched as a result of such alleged breach. The lawsuit seeks disgorgement to the Company of compensation granted to such officers, legal costs and unspecified equitable relief to remedy defendants’ breaches of fiduciary duties.

Certain current and former officers of the Company and certain current and former members of the Company’s Board of Directors have been named as defendants in a shareholder derivative action filed on behalf of the Company in the United States District Court, Southern District on April 24, 2006: J. Robert Orton Jr., Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph (Jay) W. Brown, Gary C. Dunton, Neil G. Budnick, Nicholas Ferreri, Douglas C. Hamilton, Juliette S. Tehrani, Richard L. Weill, David H. Elliott, Claire L. Gaudiani, Daniel P. Kearney, David C. Clapp, John A. Rolls, C. Edward Chaplin, Debra J. Perry, Laurence Meyer, Jeffrey W. Yabuki, Pierre-Henri Richard, William H. Gray III, Freda S. Johnson and James A. Lebenthal (Case No. 06 CV 3146). The plaintiff asserts claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002 by some or all of the named

(16)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

defendants in connection with alleged false statements in the Company’s financial statements arising from improper accounting for agreements to reinsure the AHERF loss. The lawsuit seeks relief on behalf of the Company that includes disgorgement of certain compensation granted to such officers, unspecified damages, restitution of profits and compensation, legal costs, an order directing the Company to implement certain governance procedures and other equitable relief.

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

OVERVIEW

MBIA is a leading provider of financial guarantee products and specialized financial services. MBIA provides innovative and cost-effective products and services that meet the credit enhancement, financial and investment needs of its public- and private-sector clients worldwide. MBIA manages its activities primarily through three principal business operations: insurance, investment management services and municipal services. The Company’s corporate operations include revenues and expenses that arise from general corporate activities and not from one of the Company’s three principal business operations. Results of operations included herein are presented in accordance with accounting principles generally accepted in the United Sates of America (GAAP).

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The following table presents highlights of the Company’s consolidated financial results for the first three months of 2006 and 2005. Items listed under “Other per share information (effect on net income)” are items that management commonly identifies for the readers of its financial statements because they are a by-product of the Company’s operations or due to general market conditions beyond the control of the Company.

(18)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

	1st Quarter
In millions except per share amounts	2006	2005
Revenues:
Insurance	$352	$335
Investment management services	261	217
Municipal services	5	6
Corporate	4	6

Gross revenues	622	564
Expenses:
Insurance	86	72
Investment management services	234	164
Municipal services	5	5
Corporate	22	26

Gross expenses	347	267

Provision for income taxes	76	84

Net income	$199	$213

Net income per share information:(1)
Net income	$1.46	$1.52

Other per share information (effect on net income):
Accelerated premium earned from refunded issues	$0.17	$0.16
Net realized gains (losses)	$0.00	$0.01
Net gains (losses) on derivative instruments and foreign exchange	$0.01	$0.10

(1)	All per share calculations are diluted.

In the first quarter of 2006, consolidated revenues increased 10% to $622 million from $564 million in the first quarter of 2005. The growth in consolidated revenues was primarily due to a substantial increase in investment management services’ interest income resulting from growth in asset/liability products and an increase in insurance investment income related to consolidated variable interest entity (VIE) interest income. Partially offsetting the increase in investment management services’ revenues were investment management services’ net losses on derivative instruments compared with net gains in the first quarter of 2005. Consolidated expenses in the first quarter of 2006 increased 30% to $347 million from $267 million in the first quarter of 2005. This increase was principally due to an increase in investment management services and insurance interest expense, which was commensurate with the increase in interest income, and an increase in insurance operating expenses resulting from a decline in expenses deferred as policy acquisition costs. Net income in the first quarter of 2006 of $199 million was down 6% from $213 million in the first quarter of 2005. Net income per share for the first quarter of 2006 was $1.46 compared with $1.52 for the first quarter of 2005, a 4% decrease. The smaller decrease in net income per share compared with net income resulted from a 3.9 million decrease in average diluted shares outstanding as a result of share repurchases the Company made in the first half of 2005.

The Company’s book value at March 31, 2006 was $49.00 per share, compared with $49.17 at December 31, 2005. The decrease was principally driven by a decline in the unrealized appreciation of investment securities due to the effect of rising interest rates, which was somewhat offset by net income from operations.

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

The Company’s gross premiums written (GPW), net premiums written (NPW) and net premiums earned for the first quarter of 2006 and 2005 are presented in the following table:

	1st Quarter		Percent Change
In millions	2006	2005	2006 vs. 2005
Gross premiums written:
U.S.	$114	$214	(47)%
Non-U.S.	59	69	(13)%

Total	$173	$283	(39)%

Net premiums written:
U.S.	$104	$203	(49)%
Non-U.S.	45	48	(5)%

Total	$149	$251	(41)%

Net premiums earned:
U.S.	$147	$158	(7)%
Non-U.S.	59	53	13%

Total	$206	$211	(2)%

GPW reflects premiums received and accrued for in the period and does not include the present value of future cash receipts expected from installment premium policies originated during the period. GPW was $173 million in the first quarter of 2006, down 39% from the first quarter of 2005.

NPW, which represents gross premiums written net of premiums ceded to reinsurers, decreased 41% to $149 million in the first quarter of 2006 from $251 million in the first quarter of 2005. The decline in the first quarter of 2006 was a result of the decline in GPW, along with a slight increase in premiums ceded to reinsurers. Premiums ceded to reinsurers from all insurance operations were $24 million or 14% of GPW in the first quarter of 2006 compared with $32 million or 11% in the first quarter of 2005. Reinsurance enables the Company to cede exposure and comply with its single risk and credit guidelines, although the Company continues to be primarily liable on the reinsured policies.

Net premiums earned include scheduled premium earnings, as well as premium earnings from refunded issues. Net premiums earned in the first quarter of 2006 of $206 million decreased 2% from $211 million in the first quarter of 2005. The decline in net premiums earned was due to a 3% decrease in scheduled premiums earned offset by a 3% increase in refunded premiums earned.

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

When an MBIA-insured obligation is refunded or retired early, the related remaining deferred premium revenue is earned at that time. The level of refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rate of the issue, the issuer’s desire or ability to modify covenants and applicable regulations under the Internal Revenue Code. Additionally, the Company may receive premiums upon the early termination of installment-based policies, which is earned when received and included in premiums from refunded issues.

CREDIT QUALITY Financial guarantee companies use a variety of approaches to assess the underlying credit risk profile of their insured portfolios. MBIA uses both an internally developed credit rating system as well as third-party rating sources in the analysis of credit quality measures of its insured portfolio. In evaluating credit risk, the Company obtains, when available, the underlying rating of the insured obligation before the benefit of its insurance policy from nationally recognized rating agencies (Moody’s Investors Service, Inc. (Moody’s), Standard and Poor’s Corporation (S&P) and Fitch, Inc.). All references to insured credit quality distributions contained herein reflect the underlying rating levels from these third-party sources. Other companies within the financial guarantee industry may report credit quality information based upon internal ratings that would not be comparable to MBIA’s presentation.

The credit quality of business insured during the first quarter of 2006 remained relatively high as 86% of total insured credits were rated A or above, before giving effect to MBIA’s guarantee, compared to 79% in the first quarter of 2005. At March 31, 2006, 81% of the Company’s outstanding book of business was rated A or above before giving effect to MBIA’s guarantee, flat with 81% at March 31, 2005.

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are shown in the following table:

Global Public Finance In millions	1st Quarter		Percent Change
	2006	2005	2006 vs. 2005
Gross premiums written:
U.S.	$50	$146	(66)%
Non-U.S.	21	30	(28)%

Total	$71	$176	(59)%

Net premiums written:
U.S.	$49	$144	(66)%
Non-U.S.	17	20	(17)%

Total	$66	$164	(60)%

Net premiums earned:
U.S.	$91	$100	(9)%
Non-U.S.	26	24	10%

Total	$117	$124	(5)%

Global public finance GPW decreased 59% to $71 million in the first quarter of 2006 from $176 million in the first quarter of 2005. This decrease reflects a 66% decline in U.S. business as overall market issuance was down and there was a significant decline in insured penetration compared with the first quarter of 2005. Non-U.S. business declined 28% as European competition remained strong and no new business closed during the first quarter of 2006. Therefore, non-U.S. GPW only reflects premiums received on installment policies closed in prior periods. NPW decreased 60% to $66 million in the first quarter of 2006 as a result of the decrease in GPW. The overall cession rate for business written during the first quarter of 2006 of 8% remained relatively flat

(21)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

compared with 7% in the first quarter of 2005. In the first quarter of 2006, global public finance net premiums earned decreased 5% to $117 million from $124 million in the first quarter of 2005. The decrease principally resulted from a reduction in refunded net premiums earned from U.S. business somewhat offset by an increase in refunded net premiums earned from non-U.S. business.

The credit quality of global public finance business written by the Company in the first quarter of 2006 remained high. Insured credits rated A or above before the Company’s guarantee represented 92% of global public finance business written in the first quarter of 2006, the same credit quality as business written in the first quarter of 2005. At March 31, 2006, 83% of the outstanding global public finance book of business was rated A or above before the Company’s guarantee, up from 82% at March 31, 2005.

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are shown in the following table:

Global Structured Finance In millions	1st Quarter		Percent Change
	2006	2005	2006 vs. 2005
Gross premiums written:
U.S.	$64	$68	(7)%
Non-U.S.	38	39	(2)%

Total	$102	$107	(5)%

Net premiums written:
U.S.	$55	$59	(8)%
Non-U.S.	28	28	3%

Total	$83	$87	(4)%

Net premiums earned:
U.S.	$56	$59	(5)%
Non-U.S.	33	28	15%

Total	$89	$87	2%

Global structured finance GPW decreased 5% in the first quarter of 2006 to $102 million from $107 million in the first quarter of 2005, resulting from decreases in U.S. and non-U.S. business written. The global structured finance sector continues to be adversely impacted by increased competition, tight spreads and greater investor demand for uninsured transactions. In the first quarter of 2006, NPW decreased 4% due to the decrease in GPW. The overall cession rate for business written during the first quarter of 2006 and 2005 was 18% and 19%, respectively. In the first quarter of 2006, global structured finance net premiums earned of $89 million were 2% above the first quarter of 2005. The increase in net premiums earned resulted from a $6 million increase in refunded net premiums earned from non-U.S. business partially offset by a decline in scheduled net premiums earned from U.S. and non-U.S. business.

The credit quality of MBIA’s global structured finance insured business written rated A or above, before giving effect to the Company’s guarantee, was 79% in the first quarter of 2006, compared with 64% in the first quarter of 2005. At March 31, 2006, 77% of the outstanding global structured finance book of business was rated A or above before giving effect to the Company’s guarantee, flat with 77% at March 31, 2005.

(22)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

INVESTMENT INCOME The Company’s insurance-related net investment income and ending asset balances at amortized cost for the first three months of 2006 and 2005 are presented in the following table:

			Percent Change
In millions	2006	2005	2006 vs. 2005
Pre-tax income	$140	$123	13%
After-tax income	$110	$97	13%

Ending asset balances at amortized cost	$9,849	$9,360	5%

The Company’s insurance-related net investment income, excluding net realized gains and losses, increased 13% to $140 million in the first quarter of 2006 from $123 million in the first quarter of 2005. After-tax net investment income also increased 13% in the first quarter of 2006. The proportion of taxable investments was 45% at March 31, 2006 compared with 48% at March 31, 2005. Growth in investment income reflects an increase in average invested assets as a result of premium receipts and slightly higher average yields. Additionally, net investment income related to consolidated VIEs increased $8 million. VIE interest income is generated from interest bearing assets held by such entities and supports the payment of VIE interest expense on debt issued by these entities. Excluding VIE interest income, net investment income increased 7% and 8% on a pre-tax and after-tax basis, respectively, in the first quarter of 2006 compared with the first quarter of 2005.

FEES AND REIMBURSEMENTS The Company collects fees for services performed in connection with certain transactions. In addition, the Company may be entitled to reimbursement of third-party expenses that it incurs in connection with certain transactions. Depending upon the type of fee received and whether it is related to an insurance policy, the fee is either earned when it is due or deferred and earned over the life of the related transaction. Work, waiver and consent, termination, administrative and management fees are earned when the related services are completed. Structuring fees are earned on a straight-line basis over the life of the related insurance policy and commitment fees are earned on a straight-line basis over the commitment period. Expense reimbursements are earned when received.

Fee and reimbursement revenues increased 27% to $8 million in the first quarter of 2006 from $6 million in the first quarter of 2005. The increase was primarily due to the reimbursement of third-party expenses related to loss prevention activities. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from year to year.

NET GAINS AND LOSSES Net realized losses in the insurance operations were $7 million in the first quarter of 2006, compared with net realized gains of $0.2 million in the first quarter of 2005. The net realized losses in the first quarter of 2006 were largely due to a $14 million impairment loss recorded on a salvage receivable. Partially offsetting the impairment loss were net gains from sales of investment securities.

Net gains on derivative instruments and foreign exchange in the insurance operations, which typically represent changes in the market value of the Company’s insured credit derivative portfolio, were $5 million in the first quarter of 2006 compared with net losses of $6 million in the first quarter of 2005. The 2006 net gains primarily resulted from a favorable change in credit spreads on certain credit derivatives. The 2005 net losses were largely due to foreign currency losses related to non-U.S. dollar holdings and securities sales.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) The following table shows the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves, as well as its loss provision and case basis activity, for the first quarter of 2006 and 2005.

(23)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

	March 31,		Percent Change
In millions	2006	2005	2006 vs. 2005
Case-specific:
Gross	$512	$463	11%
Reinsurance recoverable on unpaid losses	59	34	74%

Net case reserves	$453	$429	6%
Unallocated	218	315	(31)%

Net loss and LAE reserves	$671	$744	(10)%

Gross loss and LAE reserves	$730	$778	(6)%

Losses and LAE	$20	$21	(3)%

Case basis activity	$11	$20	(46)%

The Company recorded $20 million in losses and LAE in the first quarter of 2006, a slight decrease from the first quarter of 2005. The variance in losses and LAE corresponds to the slight decrease in scheduled net earned premium, as scheduled net earned premium is the base upon which the Company’s 12% loss factor is applied. At March 31, 2006, the Company had $218 million in unallocated loss reserves, which represent the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio and are available for future case-specific activity. Total case basis activity transferred from the Company’s unallocated loss reserve was $11 million in the first quarter of 2006, compared with $20 million in the first quarter of 2005. Total case basis activity during the first quarter of 2006 primarily consisted of loss reserves for insured obligations within MBIA’s guaranteed tax lien portfolio and insured obligations issued by Allegheny Health, Education and Research Foundation (AHERF). Total case basis activity during the first quarter of 2005 primarily consisted of loss reserves for insured obligations within MBIA’s guaranteed tax lien portfolio and insured obligations issued by Fort Worth Osteopathic Hospital and AHERF.

MBIA continues to closely monitor the manufactured housing sector, which has experienced continued stress during the last several years. MBIA ceased writing business in this sector in 2000, other than through certain CDO transactions. At March 31, 2006, the Company had $31 million in case basis reserves, net of reinsurance, covering net insured par outstanding of $562 million on three case basis issues within the manufactured housing sector. The Company had additional manufactured housing exposure of $1.8 billion in net insured par outstanding as of March 31, 2006, of which approximately 45% has been placed on the Company’s “Caution List-Medium” and “Caution List-High.” An explanation of the Company’s “Classified List” and “Caution Lists” is provided below.

The Company has significant exposures in its insured portfolio relating to regions impacted by hurricane Katrina. Insured credits in these regions encompass various types of sectors, including general obligation bonds, tax-backed, healthcare, transportation and higher education, among others. The Company is continuing its communication with issuers, trustees and relevant state officials to evaluate the actual and potential impact that the hurricane may have on its insured credits. As of March 31, 2006, based on available information, MBIA did not establish specific reserves for its exposure to the regions impacted by hurricane Katrina.

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

In the event MBIA determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that insured issue. As of March 31, 2006, MBIA had 37 open case basis issues on its “Classified List” that had $453 million in aggregate case reserves, net of reinsurance. The Company does not establish any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” until such issues are placed on the Company’s “Classified List.”

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is probable and estimable in the future. At March 31, 2006, case basis reserves were comprised of the following:

Dollars in millions	Number of Case Basis Issues	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	31	$483	$3,055
Issues without defaults	6	29	608

Total gross	37	$512	$3,663

Net of reinsurance:
Issues with defaults	31	$445	$2,571
Issues without defaults	6	8	550

Total net	37	$453	$3,121

When MBIA becomes entitled to the underlying collateral or to a reimbursement of an insured credit under salvage and subrogation rights as a result of a claim payment, it records the related salvage and subrogation as an asset. Such amounts are included in the Company’s balance sheet within “Other assets.” As of March 31, 2006 and December 31, 2005, the Company had salvage and subrogation of $126 million and $143 million, respectively. The decrease was principally due to a $14 million impairment loss on a receivable the Company recorded as a result of claim payments it previously made.

As a result of discussions in January and February 2005 between the SEC staff and several financial guarantee industry participants, including MBIA, the Financial Accounting Standards Board (FASB) staff is considering whether additional guidance with respect to accounting for financial guarantee insurance should be provided. In June 2005, the FASB decided to add to its agenda a project to consider the accounting by insurers for financial guarantee insurance. As part of this project, the FASB is considering several aspects of the insurance accounting model for financial guarantee insurers, including claims liability recognition, premium recognition and the related amortization of deferred policy acquisition costs. When the FASB or the SEC reaches a conclusion on this issue, the Company and its financial guarantor peers may be required to change some aspects of its loss reserving policies and the potential changes could extend to premium and expense recognition. The Company cannot currently assess how the FASB and SEC staff’s ultimate resolution of this issue will impact its loss reserving policy or the effect it might have on recognizing premium revenue and policy acquisition costs. Until the issue is resolved, the Company intends to continue to apply its existing policy with respect to the establishment of both case basis and unallocated loss reserves and the recognition of premium revenue and policy acquisition costs. A description of the Company’s loss reserving policy is included in “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005.

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

In the first quarter of 2006 and in connection with its remediation efforts, MBIA exercised a call right with respect to $411 million of MBIA-insured Northwest Airlines’ enhanced equipment trust certificates issued by Northwest Airlines Pass Through Trust 2000-1G (the Certificates). Under the terms of the trust agreement relating to the Certificates, MBIA had the right to call the Certificates at par as a result of the bankruptcy filing by Northwest Airlines. MBIA entered into an agreement with a third party under which the third party financed the call of the Certificates and purchased the Certificates from MBIA as part of a planned future securitization of the Certificates. MBIA’s policy guaranteeing payment of the Certificates remains in effect.

Due to certain continuing rights MBIA possesses with respect to the Certificates, MBIA recorded the Certificates and the related financing on its balance sheet under the requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Certificates are included within “Short-term investments” and the related financing is included within “Payable for investments purchased” on the Company’s Consolidated Balance Sheets. Upon completion of a securitization of the Certificates, which is expected to occur in the second quarter of 2006, the Certificates and the related financing are expected to no longer be recorded on the Company’s Consolidated Balance Sheets.

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

As of March 31, 2006, the aggregate amount of insured par ceded by MBIA to reinsurers under reinsurance agreements was $71.1 billion. Additionally, the Company has other reimbursement agreements not accounted for as reinsurance, primarily with a Single-A rated reinsurer, covering $6.9 billion of insured par. The following table displays the percentage ceded to and reinsurance recoverable from reinsurers by rating levels:

(26)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Reinsurers	Standard & Poor’s Rating	Moody’s Rating	Percentage of Total Par Ceded	Reinsurance Recoverable (in thousands)
Channel Reinsurance Ltd.	AAA	Aaa	45.60%	$4,837
Assured Guaranty Corp.	AAA	Aa1	17.34	23,737
Ram Reinsurance Company, Ltd.	AAA	Aa3	12.05	4,331
Ambac Assurance Corporation	AAA	Aaa	9.64	—
Mitsui Sumitomo Insurance Company Ltd.	AA-	Aa3	6.29	2
Swiss Reinsurance Company, Zurich, Switzerland	AA	Aa2	2.81	—
Radian Asset Assurance Inc.	AA	Aa3	1.64	7,950
Assured Guaranty Re Ltd.	AA	Aa2	0.83	—
Sompo Japan Insurance Inc.	AA-	Aa3	0.80	1
Transatlantic Reinsurance Company	AA-	Aa3	0.60	1,638
Other (1)	A or above	A1 or above	2.33	16,548
Not Currently Rated			0.07	280

Total			100.00%	$59,324

(1)	Several reinsurers within this category are not rated by Moody’s.

While Channel Reinsurance Ltd. (Channel Re) continues to be a Triple-A rated reinsurer of MBIA, S&P revised its outlook on Channel Re from stable to negative in 2005. MBIA does not expect S&P’s revised outlook on Channel Re to have a material negative impact on the Company’s financial condition or results of operations.

In May 2006, MBIA sold its 11.4% equity interest in Ram Holdings Inc., the holding company of Ram Reinsurance Company, Ltd., as part of Ram Holdings Inc.’s initial public offering. MBIA continues to own a 17.4% equity interest in Channel Re.

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

The Company’s insurance expenses, as well as its expense ratio, are shown in the following table:

	1st Quarter		Percent Change
In millions	2006	2005	2006 vs. 2005
Gross expenses	$62	$63	(1)%

Amortization of deferred acquisition costs	$16	$17	(2)%
Operating expenses	37	29	26%

Total insurance operating expenses	$53	$46	16%

Expense ratio	25.7%	21.7%

In the first quarter of 2006, the amortization of deferred acquisition costs remained flat compared with the first quarter of 2005, in line with insurance premiums earned. Since December 31, 2004, there has been an increase in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. The increasing ratio reflects higher costs associated with acquiring new policies and a decrease in deferred premiums. Operating expenses increased 26% to $37 million in the first quarter of 2006 from $29 million in the first quarter of 2005. This increase was largely due to a decrease in the rate at which compensation costs are deferred as policy acquisition costs, and an increase in loss prevention costs and costs associated with the Company’s Money Market Committed Preferred Custodial Trust securities (CPCT securities).

(27)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Financial guarantee insurance companies use the expense ratio (amortization of deferred acquisition costs and operating expenses divided by net premiums earned) as a measure of expense management. The Company’s expense ratio for the first quarter of 2006 of 25.7% was higher than the first quarter of 2005 ratio of 21.7% as a result of the 26% increase in operating expenses.

INTEREST EXPENSE Interest expense from MBIA’s insurance operations, which primarily consists of interest related to debt issued by consolidated VIEs and agreements accounted for as deposits, increased 139% in the first quarter of 2006 to $13 million from $5 million in the first quarter of 2005. The increase resulted from additional VIEs being consolidated by the Company during 2005. Interest expense related to consolidated VIEs was $12 million and $4 million in the first quarters of 2006 and 2005, respectively.

VARIABLE INTEREST ENTITIES The Company provides structured funding and credit enhancement services to global finance clients through the use of certain MBIA-administered, bankruptcy-remote special purpose vehicles (SPVs) and through third-party SPVs. Third-party SPVs are used in a variety of structures guaranteed or managed by MBIA, whereby the Company has risks analogous to those of MBIA-administered SPVs. The Company has determined that such SPVs fall within the definition of a VIE under FASB Interpretation No. (FIN) 46(R), “Consolidation of Variable Interest Entities (Revised).” Under the provisions of FIN 46(R), MBIA must determine whether it has a variable interest in a VIE and if so, whether that variable interest would cause MBIA to be the primary beneficiary. The primary beneficiary is the entity that will absorb the majority of the expected losses, receive the majority of the expected residual returns, or both, of the VIE and is required to consolidate the VIE.

In the third quarter of 2004, the Company began consolidating two VIEs established in connection with the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations to which the Company provided financial guarantees. The assets of these entities, which are principally reported within “Other assets” on the Company’s Consolidated Balance Sheets, totaled $1.4 million at March 31, 2006 and $2.5 million at December 31, 2005. Liabilities of the securitizations substantially represented amounts due to MBIA, which were eliminated in consolidation. Additionally, the Company consolidates certain third-party VIEs as a result of financial guarantees provided by the insurance operations. Third-party VIE assets and liabilities are primarily reported in “Investments held-to-maturity” and “Variable interest entity floating rate notes,” respectively, on the Company’s Consolidated Balance Sheets. The assets and liabilities of these VIEs each totaled $1.2 billion at March 31, 2006 and $1.3 billion at December 31, 2005. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies.

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

In the first quarter of 2006, investment management services’ revenues of $261 million increased 20% compared to the first quarter of 2005. Excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, revenues of $258 million increased 39% compared to the first quarter of 2005. The increase in revenues was driven primarily by volume growth in the asset/liability products segment. Advisory services’ revenues were favorable due to growth in assets under management across all of its third-party products. Conduit revenues increased due to the impact of higher interest rates on conduit interest rate swaps that pay a fixed rate and receive a floating rate, partially offset by a decline in investment income due to deal run-off. Total investment management services’ expenses in the first quarter of 2006 were

(28)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

$234 million, up 43% compared with the first quarter of 2005. This increase in expenses was primarily driven by higher interest expense from the growth in asset/liability products activity and the impact of higher interest rates on conduits’ floating rate debt.

Net realized gains from investment securities in the investment management services operations were $6 million in the first quarter of 2006 compared with net realized gains of $3 million in the first quarter of 2005. Net realized gains and losses are generated from the ongoing management of the investment portfolios.

Net losses on derivative instruments and foreign exchange from the investment management services operations in the first quarter of 2006 were $3 million compared with net gains of $27 million in the first quarter of 2005. This unfavorable variance is primarily due to a $28 million mark to market gain recorded in the first quarter of 2005, of which $16 million resulted from the restatement of contracts that did not meet certain technical requirements of short-cut method hedge accounting and could not be treated as part of hedging relationships. In the fourth quarter of 2005, these contracts were redesignated as accounting hedges and, as a result, their income statement volatility has been substantially reduced. Additionally, net gains in 2005 were driven by an increase in U.S. dollar interest rates resulting in higher market values on interest rate swaps within the Company’s conduit program.

Fixed-income ending assets under management as of March 31, 2006, excluding conduit assets, were $50 billion, 13% above the 2005 year-end level and 18% above the March 31, 2005 level. Conduit assets are held to their contractual maturities and are originated and managed differently from those held as available-for-sale by the Company or those managed for third parties. The following table summarizes the consolidated investment management services’ results and assets under management for the first quarter of 2006 and 2005:

			Percent Change
In millions	2006	2005	2006 vs. 2005
Interest and fees	$258	$187	39%
Net realized gains (losses)	6	3	73%
Net gains (losses) on derivative instruments and foreign exchange	(3)	27	n/m

Total revenues	261	217	20%
Interest expense	217	150	45%
Operating expenses	17	14	22%

Total expenses	234	164	43%

Pre-tax income	$27	$53	(50)%

Ending assets under management:
Fixed-income	$50,035	$42,361	18%

n/m – Percentage change not meaningful.

The following provides a summary of each of the investment management services’ businesses by segment.

Asset/liability products’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, totaled $15 million in the first quarter of 2006, up 5% compared with the first quarter of 2005. At March 31, 2006, principal and accrued interest outstanding on investment agreement and medium-term note obligations and securities sold under agreements to repurchase totaled $16.7 billion compared with $15.7 billion at December 31, 2005. Assets supporting these agreements had market values of $17.1 billion and $15.9 billion at March 31, 2006 and December 31, 2005, respectively. These assets are comprised of high quality securities with an average credit quality rating of Double-A.

Advisory services’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, totaled $4 million in the first quarter of 2006, down 14% compared with the first quarter of 2005. Third-party ending assets under management were $22.5 billion and

(29)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

$17.9 billion at March 31, 2006 and December 31, 2005, respectively. The market values of assets related to the Company’s insurance and corporate investment portfolios managed by the investment management services operations at March 31, 2006 were $10.2 billion, consistent with the balance at December 31, 2005.

Conduit program pre-tax income, excluding gains and losses on derivative instruments and foreign exchange, totaled $4 million in the first quarter of 2006 compared with $3 million in the first quarter of 2005. Certain of MBIA’s consolidated subsidiaries have invested in MBIA’s conduit debt obligations or have received compensation for services provided to MBIA’s conduits. As such, MBIA has eliminated intercompany transactions with its conduits from its balance sheet and income statement. After the elimination of such intercompany assets and liabilities, conduit investments and conduit debt obligations were $4.1 billion and $3.9 billion, respectively, at March 31, 2006. The difference between the investments and debt obligations is primarily the result of the elimination of conduit debt owned by other MBIA subsidiaries. The effect of the elimination on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments, representing investments in conduit medium-term notes by other MBIA subsidiaries, with a corresponding reduction of conduit medium-term notes.

In October 2005, Moody’s announced that it is undertaking a review of the non-core activities of financial guaranty insurance companies in order to assess the impact of such activities on the overall credit profile of financial guarantors. In its announcement, Moody’s identified non-core activities as including investment management and related services and sponsored medium-term note programs. While Moody’s acknowledged that well managed non-core activities can provide certain benefits, it asserted that such activities introduce distinct risks that may contribute to stress at financial guaranty insurance companies. Moody’s also noted that significant growth in non-core activities could negatively impact the credit ratings assigned to affected financial guarantors if such growth occurred prior to publishing its findings. Moody’s expects to publish a report highlighting its findings upon completion of its review. While MBIA has had discussions with Moody’s with respect to its review, the Company cannot predict with certainty the outcome of the review or the effect the outcome will have on MBIA. However, MBIA does not anticipate that the outcome of the review will have a material impact on the Company’s ability to grow its investment management services operations.

MUNICIPAL SERVICES

MBIA’s municipal services operations are consolidated under MBIA MuniServices Company (MBIA MuniServices) and provide revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, audit, collections/recovery and information (data) services. The municipal services operations also include Capital Asset Holdings GP, Inc. and certain affiliated entities (Capital Asset), a servicer of delinquent tax certificates. MBIA currently insures debt obligations with an outstanding balance of $117 million, or $42 million net of existing loss reserves of $75 million, related to Capital Asset’s tax lien portfolio. Substantially all of this exposure relates to a Capital Asset securitization, which was structured through the sale of tax liens by Capital Asset to an off-balance sheet qualifying special purpose entity that was established in 1999 in connection with the securitization.

In the first quarter of 2006, the municipal services operations reported pre-tax income of $0.5 million, compared with pre-tax income of $0.2 million in the first quarter of 2005. Revenues increased by 1% and expenses decreased by 5% due to a decline in the delinquent tax certificate portfolio serviced by Capital Asset as a result of tax certificate redemptions. In addition, revenue enhancement services’ margins improved in 2006.

CORPORATE

The corporate operations consist of net investment income, net realized gains and losses on holding company investment assets, interest expense and corporate expenses. The corporate operations incurred a loss of $18 million in the first quarter of 2006 compared with a loss of $19 million in the same period of 2005.

In the first quarter of 2006, net investment income declined 55% to $4 million from $8 million in the first quarter of 2005. The decrease was driven by substantially lower average invested assets resulting from share

(30)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

repurchases the Company completed in the first half of 2005. First quarter 2005 average invested assets included proceeds from additional debt issued by MBIA Inc. and dividends paid by MBIA Corp. to MBIA Inc. in the fourth quarter of 2004.

Net realized gains from investment securities in the corporate operations were $0.6 million in the first quarter of 2006 compared with net realized losses of $2 million in the first quarter of 2005. Net realized gains and losses for both periods were generated from the ongoing management of the investment portfolios.

The corporate operations incurred interest expense of $20 million in the first quarter of 2006 compared with $22 million in the first quarter of 2005. The decrease in interest expense resulted from the retirement of $100 million of debt in the fourth quarter of 2005.

Corporate expenses were $2 million in the first quarter of 2006 compared with $4 million in the first quarter of 2005 as a result of a decline in costs related to professional services.

TAXES

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. In general, the effective tax rate fluctuates from time to time as the Company manages its investment portfolio on an after-tax total return basis. The effective tax rate for the first quarter of 2006 decreased to 27.5% from 28.3% for the first quarter of 2005.

CAPITAL RESOURCES

The Company carefully manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its Triple-A claims-paying ratings. Capital resources are defined by the Company as total shareholders’ equity, long-term debt issued for general corporate purposes and various soft capital credit facilities. At March 31, 2006, total shareholders’ equity was $6.6 billion and total long-term debt was $1.2 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital (shareholders’ equity plus long-term debt). The following table shows the Company’s long-term debt and the ratio used to measure it:

	March 31, 2006	December 31, 2005
Long-term debt (in millions)	$1,211	$1,210
Long-term debt to total capital	16%	16%

In July 2004, the Company received authorization from its board of directors to repurchase 1 million of common shares under a share repurchase program. On August 5, 2004, the Company’s board of directors authorized the repurchase of an additional 14 million shares of common stock in connection with this program. As of March 31, 2006, the Company had repurchased a total of 10 million shares under the program at an average price of $57.25 per share. The Company did not repurchase any shares in the first quarter of 2006.

The Company has various soft capital credit facilities, such as lines of credit and equity-based facilities at its disposal, which further support its claims-paying resources. At March 31, 2006, MBIA Corp. maintained a $450 million limited recourse standby line of credit facility with a group of major Triple-A rated banks to provide funds for the payment of claims in excess of the greater of $500 million of cumulative claims, net of recoveries, or 5% of average annual debt service with respect to public finance transactions. The agreement is for a ten-year term, which expires in March 2015.

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

From time to time, MBIA accesses the capital markets to support the growth of its businesses. As such, MBIA filed a $500 million registration statement on Form S-3 with the SEC utilizing a “shelf” registration process. In November 2004, the Company completed a $350 million debt issuance of senior notes and currently has in effect a shelf registration with the SEC for $150 million. This shelf registration permits the Company to issue various debt and equity securities described in the prospectus filed as part of the registration statement.

LIQUIDITY

Cash flow needs at the parent company level are primarily for dividends to its shareholders and interest payments on its debt. Liquidity and operating cash requirements of the Company are met by cash flows generated from operations, which were more than adequate in the first quarter of 2006. Management of the Company believes that cash flows from operations will be sufficient to meet the Company’s liquidity and operating cash requirements for the foreseeable future.

Cash requirements have historically been met by upstreaming dividend payments from MBIA Corp. to MBIA Inc. In the first quarter of 2006, the Company’s operating cash flows totaled $196 million compared with $277 million in the first quarter of 2005. The majority of net cash provided by operating activities is generated from premium writings and investment income in the Company’s insurance operations.

Under New York State insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In MBIA Corp.’s case, regular dividends in any 12-month period cannot be greater than 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements. During the first quarter of 2006, MBIA Corp. declared and paid regular dividends of $280 million to MBIA Inc. As of March 31, 2006, under the formula applicable to the payment of dividends, MBIA Corp. may not pay dividends without prior approval by the New York State Department of Insurance until December 2006.

The Company has significant liquidity supporting its businesses. At March 31, 2006, cash, cash equivalents and short-term investments totaled $2.4 billion. If, for any reason, significant cash flow reductions occur in any of its businesses, MBIA has alternatives for meeting ongoing cash requirements. They include selling or pledging its fixed-income investments in its investment portfolio, tapping existing liquidity facilities and new borrowings.

As a part of MBIA’s external borrowing capacity, it maintained a $500 million bank line maturing in April 2010 with a group of highly rated global banks. At March 31, 2006, there was no balance outstanding under the facility.

The available-for-sale investment portfolio provides a high degree of liquidity, since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At March 31, 2006, the fair value of the consolidated available-for-sale investment portfolio was $27.6 billion, as shown in the following table:

(32)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

	March 31, 2006	December 31, 2005	Percent Change
In millions			2006 vs. 2005
Available-for-sale investments:
Insurance operations:
Amortized cost	$9,851	$9,944	(1)%
Unrealized net gain (loss)	191	310	(39)%

Fair value	$10,042	$10,254	(2)%
Investment management services operations:
Amortized cost	$17,150	$15,684	9%
Unrealized net gain (loss)	23	286	(92)%

Fair value	$17,173	$15,970	8%
Corporate operations:
Amortized cost	$386	$166	133%
Unrealized net gain (loss)	(1)	(1)	(24)%

Fair value	$385	$165	134%

Total available-for-sale portfolio:
Amortized cost	$27,387	$25,794	6%
Unrealized net gain (loss)	213	595	(64)%

Fair value	$27,600	$26,389	5%

The decrease in the amortized cost of insurance-related available-for-sale investments in the first quarter of 2006 was the result of dividends paid from MBIA Corp. to MBIA Inc., partially offset by positive cash flow from operations. The increase in the amortized cost of available-for-sale investments in the investment management services operations was the result of growth in the Company’s asset/liability products program. The increase in the amortized cost of corporate investments was due to dividends received from the insurance operations.

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

The weighted average credit quality of the Company’s fixed-income portfolios has been maintained at Double-A since its inception. The quality distribution of the Company’s fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of March 31, 2006 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

(33)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

	Insurance		Investment Management Services		Investments Held-to- Maturity		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Aaa	$6,272	68%	$9,979	61%	$4,036	77%	$20,287	66%
Aa	1,905	21%	3,236	20%	401	8%	5,542	18%
A	950	10%	3,110	19%	800	15%	4,860	16%
Baa	50	1%	56	0%	—	—	106	0%
Not rated	0	0%	—	—	—	—	0	0%

Total	$9,177	100%	$16,381	100%	$5,237	100%	$30,795	100%

MBIA’s consolidated investment portfolio includes investments that are insured by MBIA Corp. (MBIA Insured Investments). At March 31, 2006, MBIA Insured Investments, excluding conduit investments, at fair value represented $3.9 billion or 12% of total investments. Conduit investments represented $4.0 billion or 12% of total investments. Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the consolidated investment portfolio, as of March 31, 2006, based on the actual or estimated underlying ratings (i) the weighted average rating of the investment portfolio would be in the Aa range, (ii) the weighted average rating of just the MBIA Insured Investments in the investment portfolio would be in the A range and (iii) less than 1% of the investment portfolio would be rated below investment grade.

The underlying ratings of the MBIA Insured Investments as of March 31, 2006 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating service, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Underlying Ratings Scale In millions	Insurance Portfolio	Investment Management Services Portfolio	Held-to- Maturity Investment Portfolio	Total
Aaa	$225	$392	$205	$822
Aa	104	260	438	802
A	344	900	1,776	3,020
Baa	185	1,178	1,617	2,980
Below Investment Grade	100	179	—	279

Total	$958	$2,909	$4,036	$7,903

Typically, conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the conduits. All transactions currently funded in the conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted average underlying rating for transactions currently funded in the conduits was A- by S&P and A3 by Moody’s at the time such transactions were funded. MBIA estimates that the current weighted average underlying rating of all outstanding conduit transactions was A by S&P and A3 by Moody’s as of March 31, 2006.

The Company generates significant liquidity from its operations, as described above. Because of its risk management policies and procedures, diversification and reinsurance, the Company believes that the occurrence of an event that would significantly adversely affect liquidity is unlikely.

(34)

PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes in the Company’s market risk during the first three months ended March 31, 2006. For additional information on market risk, refer to page 37 of the Company’s 2005 Annual Report or Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risk” of the Company’s Form 10-K for the year ended December 31, 2005.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In July 2002, MBIA Corp. filed suit against Royal Indemnity Company (Royal) in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $353 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal had filed an action seeking a declaration that it is not obligated to pay on its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. Royal appealed the order, and, in connection with the appeal, pledged $390 million of investment grade collateral to MBIA Corp. to secure the entire amount of the judgment, with interest, and has agreed to post additional security for future claims and interest.

On October 3, 2005, the Court of Appeals for the Third Circuit upheld the decision of the United States District Court for the District of Delaware insofar as it enforced the Royal insurance policies, but remanded the case to the District Court for a determination of whether the Royal policies cover all losses claimed under the policies. In particular, the Court of Appeals directed the District Court to consider whether the Royal policies would cover losses resulting from the misappropriation of student payments rather than from defaults by students. MBIA Corp. believes that the Royal policies would cover losses even if they result from misappropriation of student payments, but in any event it appears that all or substantially all of the claims made under the Royal policies relate to defaults by students rather than misappropriation of funds. Therefore, MBIA Corp. expects Royal to be required to pay all or substantially all of the claims made under its policies and to be reimbursed for any payments MBIA Corp. made under its policies.

(35)

Royal filed a petition with the Third Circuit requesting that the case be reheard, which was denied in April 2006. In April 2006, Royal filed a motion with the District Court seeking a release of the collateral it pledged after entry by the District Court of the judgment against it in 2003. MBIA intends to oppose Royal’s motion to release the collateral and believes that, in light of the Third Circuit affirmance of the parts of the District Court judgment enforcing the Royal policies, and the language in the pledge agreement, the collateral should remain subject to the pledge, although there is no assurance that the collateral will not be released.

If the collateral is released and Royal is unable to make payments on the Royal policies, MBIA Corp. would incur substantial losses under its policies. MBIA Corp. does not believe, however, that any such losses will have a material adverse effect on its financial strength.

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

(36)

The Company has been named as a defendant in a consolidated private securities litigation suit: In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). Joseph W. Brown, the Company’s Chairman and former Chief Executive Officer, Gary C. Dunton, the Company’s Chief Executive Officer, Nicholas Ferreri, the Company’s Chief Financial Officer, Neil G. Budnick, a Vice President of the Company and the Company’s former Chief Financial Officer and Douglas C. Hamilton, the Company’s Controller were also named as defendants in the suit, as were former Chairman and Chief Executive Officer David H. Elliott and former Executive Vice President, Chief Financial Officer and Treasurer Julliette S. Tehrani. The plaintiffs assert claims under Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs act as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the Class Period).

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

Certain current and former officers of the Company and certain current and former members of the Company’s Board of Directors have been named as defendants in a shareholder derivative action filed on behalf of the Company in the United States District Court, Southern District on April 24, 2006: J. Robert Orton Jr., Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph (Jay) W. Brown, Gary C. Dunton, Neil G. Budnick, Nicholas Ferreri, Douglas C. Hamilton, Juliette S. Tehrani, Richard L. Weill, David H. Elliott, Claire L. Gaudiani, Daniel P. Kearney, David C. Clapp, John A. Rolls, C. Edward Chaplin, Debra J. Perry, Laurence Meyer, Jeffrey W. Yabuki, Pierre-Henri Richard, William H. Gray III, Freda S. Johnson and James A. Lebenthal (Case No. 06 CV 3146). The plaintiff asserts claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002 by some or all of the named defendants in connection with alleged false statements in the Company’s financial statements arising from improper accounting for agreements to reinsure the AHERF loss. The lawsuit seeks relief on behalf of the Company that includes disgorgement of certain compensation granted to such officers, unspecified damages, restitution of profits and compensation, legal costs, an order directing the Company to implement certain governance procedures and other equitable relief.

(37)

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 1A. Risk Factors

There has been no material changes in the Company’s risk factors during the first three months ended March 31, 2006. For additional information on risk factors, refer to Part I, Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2004, the Company received authorization from its board of directors to repurchase 1 million of common shares under a share repurchase program. On August 5, 2004, the Company’s board of directors authorized the repurchase of an additional 14 million shares of common stock in connection with this program. As of March 31, 2006, the Company had repurchased a total of 10 million shares under the program at an average price of $57.25 per share. The Company did not repurchase any shares in the first quarter of 2006. The Company will only repurchase shares of its common stock under the repurchase program when it feels that it is economically attractive to do so and in conformity with regulatory and rating agency guidelines.

The table below sets forth repurchases made by the Company in each month during the first quarter of 2006 all of which were purchased by the Company for settling awards under the Company’s long-term incentive plans.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January	78,371	$62.74	0	4,995,900
February	53,426	$59.94	0	4,995,900
March	48,223	$59.88	0	4,995,900

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

(38)

Item 6. Exhibits

31.1	Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 302

32.1	Chief Executive Officer – Sarbanes-Oxley Act of 2002 Section 906

32.2	Chief Financial Officer – Sarbanes-Oxley Act of 2002 Section 906

99.1	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

(39)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC.
Registrant

Date: May 8, 2006	/s/ Nicholas Ferreri
Nicholas Ferreri
Chief Financial Officer

Date: May 8, 2006	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller
(Principal Accounting Officer)

(40)