Form 10-Q
period 2006-06-30
MBIA INC
filed 2006-08-04
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

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

As of July 28, 2006, 134,759,411 shares of Common Stock, par value $1 per share, were outstanding.

(2)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except per share amounts)

	June 30, 2006	December 31, 2005
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $25,510,087 and $23,189,684)	$25,440,302	$23,747,204
Investments held-to-maturity, at amortized cost (fair value $4,553,735 and $5,734,335)	4,588,155	5,765,182
Investment agreement portfolio pledged as collateral, at fair value (amortized cost $577,209 and $712,054)	559,450	729,072
Short-term investments, at amortized cost (which approximates fair value)	2,187,705	1,678,281
Other investments	240,736	234,927

Total investments	33,016,348	32,154,666

Cash and cash equivalents	221,502	233,046
Accrued investment income	446,821	396,048
Deferred acquisition costs	434,020	427,111
Prepaid reinsurance premiums	385,704	407,614
Reinsurance recoverable on unpaid losses	44,472	58,965
Goodwill	79,406	79,406
Property and equipment, at cost (less accumulated depreciation of $127,813 and $121,165)	107,356	109,275
Receivable for investments sold	74,108	74,787
Derivative assets	600,158	326,867
Other assets	221,682	293,609

Total assets	$35,631,577	$34,561,394

Liabilities and Shareholders’ Equity
Liabilities:
Deferred premium revenue	$3,123,086	$3,185,200
Loss and loss adjustment expense reserves	708,293	721,502
Investment agreements	11,801,633	10,806,277
Commercial paper	753,594	859,997
Medium-term notes	7,806,665	7,542,416
Variable interest entity floating rate notes	1,228,760	1,280,160
Securities sold under agreements to repurchase	508,154	646,343
Short-term debt	40,898	58,745
Long-term debt	1,219,962	1,210,405
Deferred income taxes, net	379,226	569,536
Deferred fee revenue	17,680	20,379
Payable for investments purchased	372,322	83,369
Derivative liabilities	483,499	384,611
Other liabilities	519,872	600,810

Total liabilities	28,963,644	27,969,750

Commitments and contingencies (See Note 9)

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares - 10,000,000; issued and outstanding - none	—	—
Common stock, par value $1 per share; authorized shares - 400,000,000; issued shares - 157,539,319 and 156,601,779	157,539	156,602
Additional paid-in capital	1,467,493	1,435,590
Retained earnings	6,084,005	5,747,171
Accumulated other comprehensive income, net of deferred income tax of $72,239 and $238,881	120,262	399,381
Treasury stock, at cost - 22,789,888 and 22,554,528 shares	(1,161,366)	(1,147,100)

Total shareholders’ equity	6,667,933	6,591,644

Total liabilities and shareholders’ equity	$35,631,577	$34,561,394

The accompanying notes are an integral part of the consolidated financial statements.

(3)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands except per share amounts)

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Insurance
Revenues:
Gross premiums written	$251,476	$248,965	$424,348	$531,584
Ceded premiums	(27,166)	(31,622)	(51,071)	(63,748)

Net premiums written	224,310	217,343	373,277	467,836

Scheduled premiums earned	169,130	180,902	336,845	354,662
Refunding premiums earned	47,606	32,483	85,790	69,568

Premiums earned (net of ceded premiums of $37,086, $38,098, $74,064 and $78,906)	216,736	213,385	422,635	424,230
Net investment income	144,390	126,113	284,402	249,563
Fees and reimbursements	4,019	4,214	12,193	10,639
Net realized gains (losses)	17,085	996	10,073	1,207
Net gains (losses) on derivative instruments and foreign exchange	1,305	4,002	6,062	(2,070)

Total insurance revenues	383,535	348,710	735,365	683,569
Expenses:
Losses and loss adjustment	20,295	21,708	40,421	42,559
Amortization of deferred acquisition costs	17,122	16,858	33,388	33,515
Operating	35,889	32,268	72,616	61,434
Interest expense	18,786	6,104	31,704	11,504

Total insurance expenses	92,092	76,938	178,129	149,012

Insurance income	291,443	271,772	557,236	534,557

Investment management services
Revenues	294,299	206,543	552,505	392,778
Net realized gains (losses)	(295)	(1,478)	5,233	1,716
Net gains (losses) on derivative instruments and foreign exchange	6,258	(27,395)	3,308	26

Total investment management services revenues	300,262	177,670	561,046	394,520
Interest expense	249,921	167,164	466,668	316,582
Expenses	18,461	19,090	36,051	33,467

Total investment management services expenses	268,382	186,254	502,719	350,049

Investment management services income (loss)	31,880	(8,584)	58,327	44,471

Municipal services
Revenues	5,399	5,398	11,010	10,934
Net realized gains (losses)	—	—	—	(85)
Net gains (losses) on derivative instruments and foreign exchange	11	6	40	136

Total municipal services revenues	5,410	5,404	11,050	10,985
Expenses	4,324	5,108	9,449	10,513

Municipal services income	1,086	296	1,601	472

Corporate
Net investment income	3,508	5,776	7,072	13,703
Net realized gains (losses)	841	81	1,467	(1,527)
Net gains (losses) on derivative instruments and foreign exchange	138	—	138	—
Interest expense	20,170	22,040	40,301	44,061
Corporate expenses	3,357	7,398	5,659	11,079

Corporate loss	(19,040)	(23,581)	(37,283)	(42,964)

Income before income taxes	305,369	239,903	579,881	536,536

Provision for income taxes	84,007	66,229	159,525	150,055

Net income	$221,362	$173,674	$420,356	$386,481

Net income per common share:
Basic	$1.67	$1.30	$3.17	$2.85
Diluted	$1.62	$1.27	$3.08	$2.79
Weighted average number of common shares outstanding:
Basic	132,765,468	133,938,175	132,741,516	135,589,284
Diluted	136,634,382	136,886,153	136,658,183	138,680,637

Gross revenues from operations	693,694	537,641	1,316,138	1,101,250
Gross expenses from operations	388,325	297,738	736,257	564,714

The accompanying notes are an integral part of the consolidated financial statements.

(4)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the six months ended June 30, 2006

(In thousands except per share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Shareholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balance, January 1, 2006	156,602	$156,602	$1,435,590	$5,747,171	$399,381	(22,555)	$(1,147,100)	$6,591,644

Comprehensive income:
Net income	—	—	—	420,356	—	—	—	420,356
Other comprehensive income (loss):
Change in unrealized appreciation of investments net of change in deferred income taxes of $(244,736)	—	—	—	—	(439,786)	—	—	(439,786)
Change in fair value of derivative instruments net of change in deferred income taxes of $75,676	—	—	—	—	140,541	—	—	140,541
Change in foreign currency translation net of change in deferred income taxes of $2,418	—	—	—	—	20,126	—	—	20,126

Other comprehensive income (loss)								(279,119)

Comprehensive income								141,237

Treasury shares acquired, net	—	—	—	—	—	(241)	(14,468)	(14,468)
Stock-based compensation	937	937	31,851	—	—	6	202	32,990
Variable interest entity equity	—	—	52	—	—	—	—	52
Dividends (declared per common share $0.620, paid per common share $0.590)	—	—	—	(83,522)	—	—	—	(83,522)

Balance, June 30, 2006	157,539	$157,539	$1,467,493	$6,084,005	$120,262	(22,790)	$(1,161,366)	$6,667,933

2006
Disclosure of reclassification amount:
Change in unrealized appreciation of investments arising during the period, net of taxes	$(412,539)
Reclassification adjustment, net of taxes	(27,247)

Change in net unrealized appreciation, net of taxes	$(439,786)

The accompanying notes are an integral part of the consolidated financial statements.

(5)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended June 30
	2006	2005
Cash flows from operating activities:
Net income	$420,356	$386,481
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in accrued investment income	(50,773)	(36,365)
Increase in deferred acquisition costs	(6,909)	(22,578)
Decrease in prepaid reinsurance premiums	21,910	16,784
(Decrease) increase in deferred premium revenue	(62,114)	16,837
Decrease in loss and loss adjustment expense reserves	(13,209)	(58,068)
Decrease (increase) in reinsurance recoverable on unpaid losses	14,493	(7,061)
Depreciation	6,648	6,983
Amortization of bond discount, net	22,489	30,565
Amortization of medium-term notes and commercial paper premium, net	(8,841)	(10,166)
Net realized gains on sale of investments	(16,773)	(1,311)
Current income tax provision	52,839	76,908
Deferred income tax (benefit) provision	(25,644)	27,662
Net gains on derivative instruments and foreign exchange	(9,548)	(5,805)
Stock option compensation	7,090	10,179
Accrued interest payable	59,232	25,165
Decrease in accrued expenses	(46,101)	(23,844)
Other, net	(13,131)	(14,532)

Total adjustments to net income	(68,342)	31,353

Net cash provided by operating activities	352,014	417,834

Cash flows from investing activities:
Purchase of fixed-maturity securities, net of payable for investments purchased	(9,815,505)	(8,210,462)
Sale of fixed-maturity securities, net of receivable for investments sold	7,417,495	5,213,111
Redemption of fixed-maturity securities, net of receivable for investments redeemed	152,521	300,785
Purchase of held-to-maturity investments	(53,438)	(259,277)
Redemptions of held-to-maturity investments	1,272,876	1,208,809
(Purchase) sale of short-term investments	(150,533)	244,799
Purchase of other investments	(11,777)	(11,619)
Capital expenditures	(4,755)	(3,553)
Disposals of capital assets	373	—
Other, investing	(20,453)	—

Net cash used by investing activities	(1,213,196)	(1,517,407)

Cash flows from financing activities:
Proceeds from issuance of investment agreements	3,231,687	4,153,151
Payments for drawdowns of investment agreements	(2,301,845)	(2,875,081)
Net payments of commercial paper	(126,835)	(738,305)
Issuance of medium-term notes	1,878,722	1,085,007
Principal paydown of medium-term notes	(1,536,928)	(344,957)
Issuance of variable interest entity floating rate notes	—	200,000
Principal paydown of variable interest entity floating rate notes	(54,490)	—
Securities sold under agreements to repurchase, net	(138,189)	188,255
Dividends paid	(79,300)	(71,795)
Capital issuance costs	(1,201)	(1,658)
Net repayment of short-term debt	(17,847)	—
Other borrowings and deposits	(955)	(4,417)
Purchase of treasury stock	(14,468)	(357,336)
Exercise of stock options	10,751	12,814
Excess tax benefit on share-based payment	536	—

Net cash provided by financing activities	849,638	1,245,678

Net (decrease) increase in cash and cash equivalents	(11,544)	146,105
Cash and cash equivalents - beginning of period	233,046	366,236

Cash and cash equivalents - end of period	$221,502	$512,341

Supplemental cash flow disclosures:
Income taxes paid	$132,373	$92,810
Interest paid:
Investment agreements	$242,505	$163,100
Commercial paper	20,308	30,019
Medium-term notes	188,262	103,559
Variable interest entity floating rate notes	25,312	9,415
Securities sold under agreements to repurchase	22,279	7,679
Other borrowings and deposits	3,800	1,597
Long-term debt	39,285	38,857
Non cash items:
Stock compensation	$7,090	$10,179
Dividends declared but not paid	41,763	37,916

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

The results of operations for the six months ended June 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. The December 31, 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities required by GAAP. All significant intercompany balances have been eliminated and business segment results are presented net of all material intersegment transactions. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the reclassification of variable interest entity (VIE) interest expense from “Net investment income” to “Interest expense” and the reclassification of “Unearned compensation – restricted stock” to “Additional paid-in capital,” which had no effect on net income, total assets, total liabilities or shareholders’ equity as previously reported.

NOTE 2: Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005. The following significant accounting policy provides an update to that included under the same caption in the Company’s Form 10-K.

PREMIUM REVENUE RECOGNITION

Upfront premiums are earned in proportion to the expiration of the related principal balance of an insured obligation. Therefore, for transactions in which the premium is received upfront, premium earnings are greater in the earlier periods when there is a higher amount of principal outstanding. The upfront premiums are apportioned to individual sinking fund payments of a bond issue according to an amortization schedule. After the premiums are allocated to each scheduled sinking fund payment, they are earned on a straight-line basis over the period of that sinking fund payment. Accordingly, deferred premium revenue represents the portion of premiums written that is applicable to the unexpired risk of insured bonds and notes. When an MBIA-insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time since there is no longer risk to the Company. Installment premiums are earned on a straight-line basis over each installment period, generally one year or less. As the outstanding principal of an installment-based policy is paid down by the issuer of an MBIA-insured obligation, less premium is collected and recognized by MBIA. Both upfront and installment premium recognition methods recognize premiums over the term of an insurance policy in proportion to the remaining outstanding principal balance of the insured obligation.

Premiums ceded to reinsurers reduce the amount of earned premium the Company will recognize from its insurance policies. For both upfront and installment policies, ceded premium expense is recognized in earnings in proportion to and at the same time the related premium revenue is recognized. Ceding commission income is recognized in earnings at the time the related premium is recognized.

NOTE 3: Dividends Declared

Dividends declared by the Company during the six months ended June 30, 2006 were $83.5 million.

NOTE 4: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of

(7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

common stock. For the three and six months ended June 30, 2006 there were 1,753,611 and 1,765,924 stock options outstanding, respectively, and for the three and six months ended June 30, 2005, there were 3,109,473 and 2,808,176 stock options outstanding, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table sets forth the computation of basic and diluted earnings per share for the second quarter and six months ended June 30, 2006 and 2005:

	2nd Quarter		Year-to-date
In thousands except per share amounts	2006	2005	2006	2005
Net income	$221,362	$173,674	$420,356	$386,481

Basic weighted average shares	132,765,468	133,938,175	132,741,516	135,589,284
Effect of common stock equivalents	3,868,914	2,947,978	3,916,667	3,091,353

Diluted weighted average shares	136,634,382	136,886,153	136,658,183	138,680,637

Basic EPS	$1.67	$1.30	$3.17	$2.85
Diluted EPS	$1.62	$1.27	$3.08	$2.79

NOTE 5: Business Segments

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

(8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

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

Reportable segment results are presented net of material intersegment transactions. Transactions between the Company’s segments are executed at an arm’s length basis, as established by management. The following tables summarize the Company’s operations for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30, 2006
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$365,145	$294,299	$5,399	$3,508	$668,351
Net realized gains (losses)	17,085	(295)	—	841	17,631
Net gains (losses) on derivative instruments and foreign exchange	1,305	6,258	11	138	7,712

Total revenues	383,535	300,262	5,410	4,487	693,694
Interest expense	18,786	249,921	—	20,170	288,877
Operating expenses	73,306	18,461	4,324	3,357	99,448

Total expenses	92,092	268,382	4,324	23,527	388,325

Income (loss) before taxes	$291,443	$31,880	$1,086	$(19,040)	$305,369

Identifiable assets	$13,047,844	$22,105,626	$22,401	$455,706	$35,631,577

(a)	Represents the sum of net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Three months ended June 30, 2005
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$343,712	$206,543	$5,398	$5,776	$561,429
Net realized gains (losses)	996	(1,478)	—	81	(401)
Net gains (losses) on derivative instruments and foreign exchange	4,002	(27,395)	6	—	(23,387)

Total revenues	348,710	177,670	5,404	5,857	537,641
Interest expense	6,104	167,164	—	22,040	195,308
Operating expenses	70,834	19,090	5,108	7,398	102,430

Total expenses	76,938	186,254	5,108	29,438	297,738

Income (loss) before taxes	$271,772	$(8,584)	$296	$(23,581)	$239,903

Identifiable assets	$12,464,501	$21,871,096	$23,323	$438,260	$34,797,180

	Six months ended June 30, 2006
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$719,230	$552,505	$11,010	$7,072	$1,289,817
Net realized gains (losses)	10,073	5,233	—	1,467	16,773
Net gains (losses) on derivative instruments and foreign exchange	6,062	3,308	40	138	9,548

Total revenues	735,365	561,046	11,050	8,677	1,316,138
Interest expense	31,704	466,668	—	40,301	538,673
Operating expenses	146,425	36,051	9,449	5,659	197,584

Total expenses	178,129	502,719	9,449	45,960	736,257

Income (loss) before taxes	$557,236	$58,327	$1,601	$(37,283)	$579,881

Identifiable assets	$13,047,844	$22,105,626	$22,401	$455,706	$35,631,577

	Six months ended June 30, 2005
In thousands	Insurance	Investment Management Services	Municipal Services	Corporate	Total
Revenues(a)	$684,432	$392,778	$10,934	$13,703	$1,101,847
Net realized gains (losses)	1,207	1,716	(85)	(1,527)	1,311
Net gains (losses) on derivative instruments and foreign exchange	(2,070)	26	136	—	(1,908)

Total revenues	683,569	394,520	10,985	12,176	1,101,250
Interest expense	11,504	316,582	—	44,061	372,147
Operating expenses	137,508	33,467	10,513	11,079	192,567

Total expenses	149,012	350,049	10,513	55,140	564,714

Income (loss) before taxes	$534,557	$44,471	$472	$(42,964)	$536,536

Identifiable assets	$12,464,501	$21,871,096	$23,323	$438,260	$34,797,180

(a)	Represents the sum of net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(10)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following tables summarize the segments within the investment management services operations for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30, 2006
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$233,674	$16,407	$51,921	$(7,703)	$294,299
Net realized gains (losses)	(284)	(11)	—	—	(295)
Net gains (losses) on derivative instruments and foreign exchange	7,394	(96)	(1,040)	—	6,258

Total revenues	240,784	16,300	50,881	(7,703)	300,262
Interest expense	205,339	—	47,268	(2,686)	249,921
Operating expenses	11,018	9,897	2,525	(4,979)	18,461

Total expenses	216,357	9,897	49,793	(7,665)	268,382

Income (loss) before taxes	$24,427	$6,403	$1,088	$(38)	$31,880

Identifiable assets	$18,728,808	$79,322	$3,559,085	$(261,589)	$22,105,626

	Three months ended June 30, 2005
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$146,705	$14,310	$49,699	$(4,171)	$206,543
Net realized gains (losses)	(1,485)	7	—	—	(1,478)
Net gains (losses) on derivative instruments and foreign exchange	(22,942)	(55)	(4,398)	—	(27,395)

Total revenues	122,278	14,262	45,301	(4,171)	177,670
Interest expense	124,729	—	42,435	—	167,164
Operating expenses	10,189	8,936	4,100	(4,135)	19,090

Total expenses	134,918	8,936	46,535	(4,135)	186,254

Income (loss) before taxes	$(12,640)	$5,326	$(1,234)	$(36)	$(8,584)

Identifiable assets	$16,085,055	$59,588	$6,098,239	$(371,786)	$21,871,096

	Six months ended June 30, 2006
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$432,862	$30,782	$103,907	$(15,046)	$552,505
Net realized gains (losses)	5,232	1	—	—	5,233
Net gains (losses) on derivative instruments and foreign exchange	1,888	(112)	1,532	—	3,308

Total revenues	439,982	30,671	105,439	(15,046)	561,046
Interest expense	379,273	—	92,805	(5,410)	466,668
Operating expenses	20,853	19,901	4,857	(9,560)	36,051

Total expenses	400,126	19,901	97,662	(14,970)	502,719

Income (loss) before taxes	$39,856	$10,770	$7,777	$(76)	$58,327

Identifiable assets	$18,728,808	$79,322	$3,559,085	$(261,589)	$22,105,626

(a)	Represents the sum of interest income, investment management services fees and other fees.

(11)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Six months ended June 30, 2005
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$277,358	$27,285	$96,157	$(8,022)	$392,778
Net realized gains (losses)	1,713	3	—	—	1,716
Net gains (losses) on derivative instruments and foreign exchange	(10,102)	(64)	10,192	—	26

Total revenues	268,969	27,224	106,349	(8,022)	394,520
Interest expense	233,737	267	82,578	—	316,582
Operating expenses	17,080	16,536	7,800	(7,949)	33,467

Total expenses	250,817	16,803	90,378	(7,949)	350,049

Income (loss) before taxes	$18,152	$10,421	$15,971	$(73)	$44,471

Identifiable assets	$16,085,055	$59,588	$6,098,239	$(371,786)	$21,871,096

(a)	Represents the sum of interest income, investment management services fees and other fees.

A significant portion of premiums reported within the insurance segment is generated outside the United States. The following table summarizes net premiums earned by geographic location of risk for the three and six months ended June 30, 2006 and 2005:

	2nd Quarter		Year-to-date
In thousands	2006	2005	2006	2005
Net premiums earned:
United States	$154,756	$154,910	$301,263	$313,222
Non-United States	61,980	58,475	121,372	111,008

Total	$216,736	$213,385	$422,635	$424,230

(12)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 6: Loss and Loss Adjustment Expense Reserves (LAE)

Loss and LAE reserves are established in an amount equal to the Company’s estimate of unallocated losses, identified or case basis reserves and costs of settlement and other loss mitigation expenses on obligations it has insured. A summary of the unallocated and case basis activity and the components of the liability for loss and LAE reserves for the first and second quarters of 2006 are shown in the following table:

In thousands	2Q 2006	1Q 2006
Case basis loss and LAE reserves:
Beginning balance	$512,467	$512,888
Less: reinsurance recoverable	59,324	58,965

Net beginning balance	453,143	453,923

Case basis transfers from (to) unallocated loss reserve related to:
Current year	266	—
Prior years	(18,997)	10,650

Total	(18,731)	10,650

Paid related to:
Current year	5,681	—
Prior years	21,458	11,430

Total paid	27,139	11,430

Net ending balance	407,273	453,143
Plus: reinsurance recoverable	44,472	59,324

Case basis reserve ending balance	451,745	512,467

Unallocated loss reserve:
Beginning balance	217,885	208,614
Losses and LAE incurred(1)	20,295	20,126
Channel Re elimination(2)	(363)	(205)
Transfers from (to) case basis and LAE reserves	18,731	(10,650)

Unallocated loss reserve ending balance	256,548	217,885

Total	$708,293	$730,352

(1)	Represents the Company’s provision for losses calculated as 12% of scheduled net earned premium.
(2)	Represents the amount of losses and LAE incurred that have been eliminated in proportion to MBIA’s ownership interest in Channel Reinsurance Ltd. (Channel Re), which is carried on an equity-method accounting basis.

During the first six months of 2006, $8 million of total net case basis activity increased the Company’s unallocated loss reserve resulting from reversals of previously established case basis reserves within the aircraft enhanced equipment trust certificates and manufactured housing sectors. Partially offsetting the reserve reversals were loss reserves for insured obligations within the CDO and equipment lease pools sectors, MBIA’s guaranteed tax lien portfolio and insured obligations issued by Allegheny Health, Education and Research Foundation (AHERF). The unallocated loss reserve approximated $257 million at June 30, 2006, which represents the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio but have not been specifically identified and is available for future case-specific activity. The Company recorded $40 million in losses and loss adjustment expenses in the first six months of 2006 based on 12% of scheduled net earned premium. See “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005 for a description of the Company’s loss reserving policy.

(13)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 7: Long-Term Incentive Plans

On May 5, 2005, the Company’s shareholders approved the MBIA Inc. 2005 Omnibus Incentive Plan (the Omnibus Plan). Under the Omnibus Plan a maximum of 6,000,000 shares of the Company’s common stock can be used for any type of award, including stock options, performance shares, performance units, restricted stock, restricted stock units and dividend equivalents. Any shares issued under the Omnibus Plan in connection with stock options shall be counted against this limit as one share covered by such option. For all awards other than stock options, any shares issued shall be counted against this limit as two shares for every share issued.

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

Under the restricted stock component of the Omnibus Plan, certain employees are granted restricted shares of the Company’s common stock. These awards have a restriction period lasting three, four or five years depending on the type of award, after which time the awards fully vest. During the vesting period, these shares may not be sold. Restricted stock grants are typically granted from the vice president level up to and including the chief executive officer. Some of the awards made in the first six months of 2006 and 2005 are linked to the growth in book value per share of the Company’s common stock including certain adjustments (modified book value) over a three-year period following the grant date. Actual shares issued at the vesting date will be determined based on the growth in modified book value. If modified book value grows by 30% or more over the three-year period, then 100% of the award will vest. If the growth in modified book value over the three-year period is lower than 30%, then the amount of restricted shares issued will be adjusted downward in proportion to the amount by which actual growth in modified book value is below 30%.

Following the effective date of the Omnibus Plan, no new options or awards were granted under any of the prior plans authorized by the shareholders and all shares authorized but unissued were canceled. All options and awards granted under the prior plans and subsequently canceled or expired after the effective date of the Omnibus Plan become available for grant under the Omnibus Plan. In the first six months of 2006, 37,500 options were granted and 143,409 options were canceled or expired. In the first six months of 2006, 737,240 restricted shares were granted and 57,636 restricted shares were canceled. This restricted share activity affects the available share balance for future grants in the Omnibus Plan at a two-for-one ratio. Therefore, 4,780,460 shares are available for future grants under the Omnibus Plan as of June 30, 2006.

(14)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2006 the Company adopted the requirements of SFAS 123(R). SFAS 123(R) requires the Company to expense the fair value of employee stock options and other forms of stock-based compensation. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS 123 and the modified prospective method of adoption under SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” In addition, SFAS 123(R) classifies share-based payment awards as either liability awards, which are remeasured at fair value at each balance sheet date, or equity awards, which are measured on the grant date and not subsequently remeasured. Generally, awards with cash-based settlement, repurchase features or that are settled at a fixed dollar amount are classified as liability awards, and changes in fair value will be reported in earnings. Awards with net-settlement features or that permit a cashless exercise with third-party brokers are classified as equity awards and changes in fair value are not reported in earnings. The Company’s long-term incentive plans include features which would result in both liability and equity awards. For liability awards, the Company currently remeasures these awards at each balance sheet date. In addition, SFAS 123(R) requires the use of a forfeiture estimate. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect of adopting the change in estimating forfeitures for both stock option awards and restricted stock awards was $0.9 million, resulting in a reduction to expense during the first quarter of 2006. The Company uses historical employee termination information to estimate the forfeiture rate applied to current stock-based awards.

During the first six months of 2006, the fair value of the restricted shares awarded (net of cancellations), determined on the grant date, was $40.9 million. Restricted shares have been recorded as unearned compensation, which is a component of “Additional paid-in capital” within shareholders’ equity on the Company’s Consolidated Balance Sheets and have been included in “Stock-based compensation” on the Company’s Consolidated Statements of Changes in Shareholders’ Equity. As of June 30, 2006, the unearned compensation balance for all restricted shares outstanding was $70.3 million. This amount is expected to be recognized as expense over a weighted average period of 1.8 years. Unearned compensation is amortized to expense over the appropriate three- to five-year vesting period (except for a minor portion granted to members of the MBIA Inc. board of directors which is amortized over a ten-year period). Compensation expense related to the restricted shares, net of estimated forfeitures, was $11.4 million for the six months ended June 30, 2006. The tax benefit and excess tax benefit related to the restricted share awards for the Company during the first six months of 2006 was $1.7 million and $0.2 million, respectively.

In December 1995, the MBIA Inc. board of directors approved the “MBIA Long-Term Incentive Program” (the Incentive Program). The Incentive Program has been superseded by the Omnibus Plan. The Incentive Program included a stock option component and a compensation component linked to the growth in modified book value over a three-year period following the grant date. Target levels for the Incentive Program awards were established as a percentage of total salary and bonus, based upon the recipient’s position. Awards under the Incentive Program typically were granted from the vice president level up to and including the chief executive officer. Actual amounts to be paid are adjusted upward or downward depending on the growth of modified book value versus a baseline target, with a minimum growth of 8% necessary to receive any payment and an 18% growth necessary to receive the maximum payment. Awards under the Incentive Program were divided equally between the two components, with approximately 50% of the award to be given in stock options and approximately 50% of the award to be paid in cash or shares of Company stock. Payments are made at the end of each three-year measurement period. During the first six months of 2006, $1.8 million was recorded as an expense related to modified book value awards. The tax benefit related to modified book value awards during the first six months of 2006 was $0.6 million.

The fair value for stock option awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The number of options granted and the assumptions used for valuing such option grants during the first six months of the year are shown in the following table:

June 2006
Number of options granted	37,500

Exercise price	$57.51
Dividend yield	2.405%
Expected volatility	.3107
Risk-free interest rate	5.050%
Expected option term (in years)	6.37

(15)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Employee stock option compensation expense, net of estimated forfeitures, for the quarter ended June 30, 2006, totaled $6.6 million. The tax benefit and excess tax benefit related to the stock option awards for the Company during the first six months of 2006 was $1.5 million and $0.3 million, respectively. As of June 30, 2006, there was $27.8 million of total unrecognized compensation cost related to nonvested stock options. This amount is expected to be recognized as expense over a weighted average period of 1.9 years.

A summary of the Company’s stock option plan as of June 30, 2006 and changes during the first six months of the year, is set forth in the following table:

	June 30, 2006
Options	Number of Shares	Weighted Average Price per Share
Outstanding at beginning of period	9,699,558	$46.75
Granted	37,500	57.51
Exercised	(257,936)	59.90
Expired or canceled	(143,409)	56.43

Outstanding at end of period	9,335,713	$46.75

Exercisable at end of period	5,764,451	$44.10

The following table summarizes information about the plan’s stock options at June 30, 2006:

Range of Average Exercise Price	Number Outstanding at 6/30/06	Weighted Average Remaining Contractual Life in Years	Outstanding Weighted Average Exercise Price	Number Exercisable at 6/30/06	Exercisable Weighted Average Exercise Price
$25.92-32.92	884,427	3.28	$32.36	884,427	$32.36
$33.96-36.69	1,207,109	5.65	$36.60	469,809	$36.45
$36.72-47.95	3,765,360	3.02	$44.41	3,188,010	$44.86
$48.35-64.86	3,478,817	6.35	$56.46	1,222,205	$53.56

Total	9,335,713	4.63	$46.75	5,764,451	$44.10

NOTE 8: Derivative Instruments

A comprehensive discussion of the Company’s derivative instruments is provided in “Note 7: Derivative Instruments” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005. The following provides an update to such discussion and should be read in conjunction with the information included in “Note 7: Derivative Instruments” in the Company’s Form 10-K.

(16)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

MBIA enters into derivative transactions as an additional form of financial guarantee and for purposes of hedging risks associated with existing assets and liabilities and forecasted transactions. The Company accounts for derivative transactions in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all such transactions be recorded on the Company’s balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings within “Net gains (losses) on derivative instruments and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive income,” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge.

The insurance operations has entered into derivative transactions that it views as an extension of its core financial guarantee business but do not qualify for the financial guarantee scope exception under SFAS 133 and, therefore, must be stated at fair value. The insurance operations, which represent the majority of the Company’s notional derivative exposure, have insured derivatives primarily consisting of structured pools of credit default swaps that the Company intends to hold for the entire term of the contract. The insurance operations have also provided guarantees on the value of certain structured closed-end funds, which meet the definition of a derivative under SFAS 133. The Company reduces risks embedded in its insured portfolio through the use of reinsurance and by entering into derivative transactions. This includes cessions of insured derivatives under reinsurance agreements and capital markets transactions in which the Company economically hedges a portion of the credit and market risk associated with its insured credit derivative portfolio. Such arrangements are also accounted for as derivatives under SFAS 133 and recorded in the Company’s financial statements at fair value. Premiums received on insured derivatives are recorded as part of premiums earned. Additionally, changes in fair values of derivative transactions within MBIA’s insurance operations are recorded in current earnings.

NOTE 9: Commitments and Contingencies

In July 2002, MBIA Corp. filed suit against Royal Indemnity Company (Royal) in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $354 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal had filed an action seeking a declaration that it is not obligated to pay on its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. Royal appealed the order, and, in connection with the appeal, pledged $393 million of investment grade collateral to MBIA Corp. to secure the entire amount of the judgment, with interest, and has agreed to post additional security for future claims and interest.

On October 3, 2005, the U.S. Court of Appeals for the Third Circuit upheld the decision of the United States District Court for the District of Delaware insofar as it enforced the Royal insurance policies, but remanded the case to the District Court for a determination of whether the Royal policies cover all losses claimed under the policies. In particular, the Court of Appeals directed the District Court to consider whether the Royal policies would cover losses resulting from the misappropriation of student payments rather than from defaults by students. MBIA Corp. believes that the Royal policies would cover losses even if they result from misappropriation of student payments, but in any event it appears that all or substantially all of the claims made under the Royal policies relate to defaults by students rather than misappropriation of funds. Therefore, MBIA Corp. expects Royal to be required to pay all or substantially all of the claims made under its policies and to be reimbursed for any payments MBIA Corp. made under its policies.

Royal filed a petition with the Third Circuit requesting that the case be reheard, which was denied in April 2006. In April 2006, Royal filed a motion with the District Court seeking a release of the collateral it pledged in connection with its appeal of the District Court judgment against it in 2003. MBIA has opposed Royal’s motion to release the collateral and believes that, in light of the Third Circuit affirmance of the parts of the District Court judgment enforcing the Royal policies, and the language in the pledge agreement, the collateral should remain subject to the pledge, although there is no assurance that the District Court will not order a release of the collateral.

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

(17)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

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

The Company has been named as a defendant in private securities actions consolidated as In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). Joseph W. Brown, the Company’s Chairman and former Chief Executive Officer, Gary C. Dunton, the Company’s Chief Executive Officer, Nicholas Ferreri, the Company’s former Chief Financial Officer, Neil G. Budnick, a Vice President of the Company and the Company’s former Chief Financial Officer and Douglas C. Hamilton, the Company’s Controller were also named as defendants in the suit, as were former Chairman and Chief Executive Officer David H. Elliott and former Executive Vice President, Chief Financial Officer and Treasurer Julliette S. Tehrani. The plaintiffs assert claims under Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs purport to be acting as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the Class Period).

The allegations contained in the lawsuit include, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with the AHERF loss, and about the effectiveness of the Company’s internal controls. The plaintiffs allege that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices throughout the Class Period. The plaintiffs seek unspecified compensatory damages in connection with purchases by members of the class of the Company’s stock at such allegedly inflated prices during the Class Period. The defendants, including the Company, filed motions to dismiss on July 17, 2006. The Company does not expect the outcome of the private securities litigation to have a material adverse affect on its financial condition, although the outcome is uncertain and no assurance can be given that the Company will not suffer a loss.

Certain officers of the Company and certain members of the Company’s Board of Directors have been named as defendants in a shareholder derivative action filed in the Supreme Court of New York, Westchester County on November 9, 2005: Robert Purvis, Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph W. Brown, Neil G. Budnick, C. Edward Chaplin, David C. Clapp, Clifford D. Corso, Gary C. Dunton, Claire L. Gaudiani, Daniel P. Kearney, Laurence H. Meyer, Debra J. Perry, John A. Rolls, and Ruth M. Whaley (Case No. 20099-05). The plaintiff asserts claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties by the named defendants in connection with the Company’s accounting for certain transactions, including the AHERF loss. In addition, the plaintiff alleges that the officer defendants were unjustly enriched as a result of such alleged breach. The lawsuit seeks disgorgement to the Company of compensation granted to such officers, legal costs and unspecified equitable relief to remedy defendants’ breaches of fiduciary duties.

(18)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Certain current and former officers of the Company and certain current and former members of the Company’s Board of Directors have been named as defendants in a shareholder derivative action filed in the United States District Court, Southern District on April 24, 2006: J. Robert Orton Jr., Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph (Jay) W. Brown, Gary C. Dunton, Neil G. Budnick, Nicholas Ferreri, Douglas C. Hamilton, Juliette S. Tehrani, Richard L. Weill, David H. Elliott, Claire L. Gaudiani, Daniel P. Kearney, David C. Clapp, John A. Rolls, C. Edward Chaplin, Debra J. Perry, Laurence Meyer, Jeffrey W. Yabuki, Pierre-Henri Richard, William H. Gray III, Freda S. Johnson and James A. Lebenthal (Case No. 06 CV 3146). The plaintiff asserts claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties, insider trading, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002 by some or all of the named defendants in connection with alleged false statements in the Company’s financial statements arising from improper accounting for certain transactions, including agreements to reinsure the AHERF loss. The lawsuit seeks relief on behalf of the Company that includes disgorgement of certain compensation granted to such officers, unspecified damages, restitution of profits and compensation, legal costs, an order directing the Company to implement certain governance procedures and other equitable relief.

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

CRITICAL ACCOUNTING ESTIMATES

The Company has disclosed its critical accounting estimates in its Form 10-K for the year ended December 31, 2005. The following critical accounting estimate provides an update to that included under the same caption in the Company’s Form 10-K.

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

Significant changes to any variables on which the 12% loss factor is based, over an extended period of time, would likely result in an increase or decrease in the Company’s loss factor with a corresponding increase or decrease in the amount of the Company’s loss and loss adjustment expense provision. For example, as external and internal statistical data are applied to the various sectors of the Company’s insured portfolio, a shift in business written toward sectors with high default rates would likely increase the loss factor, while a shift toward sectors with low default rates would likely decrease the loss factor. Additionally, increases in statistical default rates relative to the Company’s insured portfolio and in the Company’s actual loss experience or decreases in statistical recovery rates and in the Company’s actual recovery experience would likely increase the Company’s loss factor. Conversely, decreases in statistical default rates relative to the Company’s insured portfolio and in the Company’s actual loss experience or increases in statistical recovery rates and in the Company’s actual recovery experience would likely decrease the Company’s loss factor. During the six months ended June 30, 2006, the Company calculated a provision for the unallocated loss reserve of $40 million. This provision represents loss and loss adjustment expenses as reported on the Company’s income statement.

In the years ended December 31, 2005 and 2004, the Company’s actual loss experience, one of the variables on which the loss factor is based, increased significantly above historical levels as case basis incurred activity exceeded the 12% loss factor used by the Company. Given the level of specific case basis losses recorded in 2005 and 2004, if none of the other variables used in deriving the loss factor had changed during this period, the Company’s loss factor would approximate 14%. Another variable that changed over the last several years, however, and that affects the determination of the loss factor is the mix of business among different sectors. During this period, the Company has ceased writing business in certain sectors in which loss experience has been high relative to its total portfolio, such as tax liens, lower rated high-yield collateralized bond obligations, manufactured housing and direct corporate risk, which offset the impact that the higher case basis incurred activity would have on the loss factor. Excluding actual loss experience incurred in the sectors listed above, the Company’s loss factor through 2005 would approximate 10%. Also mitigating the impact of higher case basis incurred activity is the improvement in the overall credit quality of the insured portfolio, with a greater percentage of the insured portfolio rated A or above over the past few years, as well as a decline in the number of issues on the Company’s caution lists.

Considering all of the assumptions used in the assessment of the adequacy of the loss factor, including the higher case basis incurred activity in 2005 and 2004 and the offsetting affect of observed changes in the variables described above, the Company believes that its current loss factor of 12% continues to represent a reasonable estimate of losses that have or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. In addition, the Company believes that the amount of unallocated loss reserves recorded on its balance sheet at June 30, 2006 are adequate, but not excessive, to cover specific losses that may develop from its existing insured portfolio. MBIA continually monitors its insured portfolio and actual loss experience in order to identify trends that would indicate a reasonably likely significant change to one or more of the variables on which the loss factor is based. If MBIA determines that any changes to one or more of these variables is likely to have an impact on the level of probable losses in its insured portfolio, the Company will increase or decrease its loss factor accordingly, which will result in an increase or decrease in its loss and loss adjustment expenses.

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

The Company’s total loss reserves at June 30, 2006 of $708 million represent a small fraction of its outstanding net debt service insured of $895 billion. However, management believes that these reserves are adequate to cover ultimate net losses. Given that the reserves are based on estimates, there can be no assurance that the ultimate liability will not exceed such estimates resulting in the Company recognizing additional loss and loss adjustment expense in earnings. While the underlying principles applied to loss reserving are consistent across the financial guarantee industry, differences exist with regard to the methodology and measurement of loss reserves. Alternate methods may produce different estimates than the method used by the Company. Additionally, the accounting for non-derivative financial guarantee loss reserves is possibly subject to change. See “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005 for a description of the Company’s loss and loss adjustment expense accounting policy.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The following table presents highlights of the Company’s consolidated financial results for the three and six months ended June 30, 2006 and 2005. Items listed under “Other per share information (effect on net income)” are items that management commonly identifies for the readers of its financial statements because they are a by-product of the Company’s operations or due to general market conditions beyond the control of the Company.

	2nd Quarter		Year-to-date
In millions except per share amounts	2006	2005	2006	2005
Revenues:
Insurance	$384	$349	$735	$683
Investment management services	300	178	561	395
Municipal services	5	5	11	11
Corporate	5	6	9	12

Gross revenues	694	538	1,316	1,101
Expenses:
Insurance	92	77	178	149
Investment management services	269	186	503	350
Municipal services	4	5	9	11
Corporate	24	30	46	55

Gross expenses	389	298	736	565

Provision for income taxes	84	66	160	150

Net income	$221	$174	$420	$386

Net income per share information:(1)
Net income	$1.62	$1.27	$3.08	$2.79

Other per share information (effect on net income):
Accelerated premium earned from refunded issues	$0.21	$0.14	$0.38	$0.30
Net realized gains (losses)	$0.08	$0.00	$0.08	$0.01
Net gains (losses) on derivative instruments and foreign exchange	$0.04	$(0.11)	$0.05	$(0.01)

(1)	All per share calculations are diluted.

(22)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

In the second quarter of 2006, consolidated revenues increased 29% to $694 million from $538 million in the second quarter of 2005. The growth in consolidated revenues was primarily due to a substantial increase in investment management services interest income resulting from growth in asset/liability products and investment management services net gains on derivative instruments and foreign exchange compared with net losses in the second quarter of 2005. Additionally, insurance revenues increased as a result of an increase in consolidated variable interest entity (VIE) interest income and realized gains on sales of investment securities. Consolidated expenses in the second quarter of 2006 increased 30% to $389 million from $298 million in the second quarter of 2005. This increase was principally due to an increase in investment management services and insurance interest expense, which was commensurate with the increase in interest income. Net income in the second quarter of 2006 of $221 million was up 27% from $174 million in the second quarter of 2005. Net income per share for the second quarter of 2006 was $1.62 compared with $1.27 for the second quarter of 2005, a 28% increase. The slightly larger percent increase in net income per share compared with net income resulted from an approximately 252,000 decrease in the average number of diluted shares outstanding as a result of share repurchases the Company made during the second quarter of 2005.

Consolidated revenues for the first six months of 2006 increased 20% to $1,316 million from $1,101 million in the first six months of 2005. The growth in consolidated revenues was primarily due to a substantial increase in investment management services interest income related to asset/liability products and an increase in insurance investment income related to consolidated VIE interest income. Consolidated expenses for the first six months of 2006 increased 30% to $736 million from $565 million in the first six months of 2005 principally due to an increase in investment management services and insurance interest expense, which was commensurate with the increase in interest income. Net income in the first six months of 2006 of $420 million was up 9% from $386 million in the first six months of 2005. Net income per share for the first six months of 2006 was $3.08 compared with $2.79 for the first six months of 2005, a 10% increase. The slightly larger percent increase in net income per share compared with net income resulted from an approximately 2 million decrease in the average number of diluted shares outstanding as a result of share repurchases the Company made in the first half of 2005.

The Company’s book value at June 30, 2006 was $49.48 per share, compared with $49.17 at December 31, 2005. The increase was principally driven by net income from operations, offset by a decline in the unrealized appreciation of investment securities due to the effect of rising interest rates.

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

The Company’s gross premiums written (GPW), net premiums written (NPW) and net premiums earned for the second quarter and first six months of 2006 and 2005 are presented in the following table:

	2nd Quarter		Year-to-date		Percent Change
					2nd Quarter	Year-to-date
					2006 vs. 2005	2006 vs. 2005
In millions	2006	2005	2006	2005
Gross premiums written:
U.S.	$136	$175	$249	$389	(22)%	(36)%
Non-U.S.	115	74	175	143	55%	22%

Total	$251	$249	$424	$532	1%	(20)%

Net premiums written:
U.S.	$125	$160	$229	$362	(21)%	(37)%
Non-U.S.	99	57	144	106	71%	37%

Total	$224	$217	$373	$468	3%	(20)%

Net premiums earned:
U.S.	$155	$155	$301	$313	0%	(4)%
Non-U.S.	62	58	122	111	6%	9%

Total	$217	$213	$423	$424	2%	0%

GPW reflects premiums received and accrued for in the period and does not include the present value of future cash receipts expected from installment premium policies originated during the period. GPW was $251 million in the second quarter of 2006, up 1% from the second quarter of 2005. Two large public finance international deals written in the second quarter of 2006 drove the increase in non-U.S. GPW, offset by a decrease in the volume of U.S. business written. For the six months ended June 30, 2006, GPW decreased 20% due to a 36% decline in business written in the U.S.

NPW represents gross premiums written net of premiums ceded to reinsurers. Reinsurance enables the Company to cede exposure and comply with its single risk and credit guidelines, although the Company continues to be primarily liable on the reinsured policies. In the second quarter of 2006, NPW increased 3% to $224 million from $217 million in the second quarter of 2005. The increase in NPW was a result of the increase in GPW, along with a decrease in premiums ceded to reinsurers. Premiums ceded to reinsurers from all insurance operations were $27 million or 11% of GPW in the second quarter of 2006 compared with $32 million or 13% of GPW in the second quarter of 2005. For the six months ended June 30, 2006, NPW decreased 20% as a result of the decrease in GPW. Premiums ceded to reinsurers for the six months ended June 30, 2006 were $51 million or 12% of GPW compared with $64 million or 12% of GPW in the first six months of 2005.

Net premiums earned include scheduled premium earnings, as well as premium earnings from refunded issues. Net premiums earned in the second quarter of 2006 of $217 million increased 2% from $213 million in the second quarter of 2005. The increase in net premiums earned was due to a 47% increase in refunded premiums earned offset by a 7% decrease in scheduled premiums earned. In the six months ended June 30, 2006, net premiums earned were $423 million, a slight decrease over the first six months of 2005 due to a 5% decline in scheduled premiums earned offset by a 23% increase in refunded premiums earned.

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

When an MBIA-insured obligation is refunded or retired early, the related remaining deferred premium revenue is earned at that time. The level of refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rate of the issue, the issuer’s desire or ability to modify covenants and applicable regulations under the Internal Revenue Code. Additionally, the Company may receive premiums upon the early termination of installment-based policies, which are earned when received and included in premiums from refunded issues.

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

The credit quality of business insured during 2006 remained relatively high as 78% of total insured credits were rated A or above, before giving effect to MBIA’s guarantee, compared with 80% for the same period of 2005. At June 30, 2006, 81% of the Company’s outstanding book of business was rated A or above before giving effect to MBIA’s guarantee, flat with 81% at June 30, 2005.

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are shown in the following table:

Global Public Finance	2nd Quarter		Year-to-date		Percent Change
					2nd Quarter	Year-to-date
					2006 vs. 2005	2006 vs. 2005
In millions	2006	2005	2006	2005
Gross premiums written:
U.S.	$77	$109	$126	$255	(29)%	(50)%
Non-U.S.	86	30	108	60	186%	81%

Total	$163	$139	$234	$315	17%	(25)%

Net premiums written:
U.S.	$74	$103	$123	$246	(28)%	(50)%
Non-U.S.	76	25	93	46	201%	105%

Total	$150	$128	$216	$292	17%	(26)%

Net premiums earned:
U.S.	$101	$97	$191	$196	4%	(3)%
Non-U.S.	36	27	64	51	35%	23%

Total	$137	$124	$255	$247	11%	3%

Global public finance GPW increased 17% to $163 million in the second quarter of 2006 from $139 million in the second quarter of 2005. This increase reflects a 186% increase in non-U.S. business as a result of two large international deals written in the second quarter of 2006, a United Kingdom military housing deal and a Mexican toll road deal. However, U.S. business declined 29% as overall market issuance was down and there was a significant decline in insured penetration. NPW increased 17% to $150 million in the second quarter of 2006 as a result of the increase in GPW. The overall cession rate for business written during the second quarter of 2006 of 8% remained flat compared with the second quarter of 2005. In the second quarter of 2006, global public finance net premiums earned increased 11% to $137 million from $124 million in the second quarter of 2005. The increase in net premiums earned principally resulted from an increase in refunded premiums earned from U.S. and non-U.S. business written in prior periods.

For the six months ended June 30, 2006, global public finance GPW decreased 25% over the six months ended June 30, 2005. This decrease was due to a 50% decline in U.S. business written resulting from weak market conditions, offset by an 81% increase in non-U.S. business written as a result of increased writings in the second quarter of 2006. Global public finance NPW decreased 26% in the first six months of 2006 compared with the first six months of 2005 as a result of the decrease in GPW. Additionally, the cession rate in the first six months of 2006 of 8% increased slightly compared with 7% for the same period in 2005. In the first six months of 2006, global public finance net premiums earned increased 3% to $255 million from $247 million in the first six months of 2005, driven primarily by increased levels of refunded premiums earned from U.S. and non-U.S. business written in prior periods.

(25)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The credit quality of global public finance business written by the Company in 2006 remained relatively high. Insured credits rated A or above, before giving effect to the Company’s guarantee, represented 84% of global public finance business written in the first six months of 2006 compared with 91% for the same period in 2005. At June 30, 2006, 83% of the outstanding global public finance book of business was rated A or above before the Company’s guarantee, flat with 83% at June 30, 2005.

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are shown in the following table:

	2nd Quarter		Year-to-date		Percent Change
					2nd Quarter	Year-to-date
Global Structured Finance In millions					2006 vs. 2005	2006 vs. 2005
	2006	2005	2006	2005
Gross premiums written:
U.S.	$59	$ 66	$123	$134	(10)%	(8)%
Non-U.S.	29	44	67	83	(35)%	(19)%

Total	$88	$110	$190	$217	(20)%	(13)%

Net premiums written:
U.S.	$51	$ 57	$106	$116	(10)%	(9)%
Non-U.S.	23	32	51	60	(30)%	(15)%

Total	$74	$ 89	$157	$176	(17)%	(11)%

Net premiums earned:
U.S.	$54	$ 58	$110	$117	(7)%	(6)%
Non-U.S.	26	31	58	60	(19)%	(3)%

Total	$80	$ 89	$168	$177	(11)%	(5)%

Global structured finance GPW decreased 20% in the second quarter of 2006 to $88 million from $110 million in the second quarter of 2005 as a result of decreases in U.S. and non-U.S. business written. The global structured finance sector continues to be adversely impacted by increased competition, tight spreads and greater investor demand for uninsured transactions. In the second quarter of 2006, global structured finance NPW decreased 17% due to the decrease in GPW, offset by a lower cession rate. The overall cession rate for business written during the second quarter of 2006 and 2005 was 16% and 19%, respectively. In the second quarter of 2006, global structured finance net premiums earned of $80 million were 11% below the second quarter of 2005. The decrease in net premiums earned resulted from a $10 million decrease in scheduled net premiums earned from U.S. and non-U.S. business. Scheduled premiums earned have been adversely impacted by maturities and early terminations of previously written business.

Global structured finance GPW decreased 13% in the first six months of 2006 to $190 million from $217 million in the first six months of 2005 as a result of decreases in U.S. and non-U.S. business written. Global structured finance NPW for the first six months of 2006 decreased 11% due to the decrease in GPW, offset by a lower cession rate of 17% in the first six months of 2006 compared with 19% in the same period of 2005. In the first six months of 2006, global structured finance net premiums earned of $168 million were 5% below the first six months of 2005 due to a $14 million decrease in scheduled net premiums earned from U.S. and non-U.S. business.

The credit quality of MBIA’s global structured finance business written rated A or above, before giving effect to the Company’s guarantee, was 70% in the first six months of 2006, up from 64% in the same period of 2005. At June 30, 2006, 77% of the outstanding global structured finance book of business was rated A or above before giving effect to the Company’s guarantee compared with 76% at June 30, 2005.

(26)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

INVESTMENT INCOME The Company’s insurance-related net investment income and ending asset balances at amortized cost for the second quarter and first six months of 2006 and 2005 are presented in the following table:

					Percent Change
	2nd Quarter		Year-to-date		2nd Quarter	Year-to-date
In millions	2006	2005	2006	2005	2006 vs. 2005	2006 vs. 2005
Pre-tax income	$144	$126	$284	$250	14%	14%
After-tax income	$113	$100	$223	$197	13%	13%

Ending asset balances at amortized cost			$11,431	$10,487		9%

The Company’s insurance-related pre-tax net investment income, excluding net realized gains and losses, of $144 million in the second quarter of 2006 and $284 million in the first six months of 2006 increased 14% compared with the same periods in 2005. After-tax net investment income of $113 million in the second quarter of 2006 and $223 million in the first six months of 2006 increased 13% compared with the same periods in 2005. Growth in pre-tax investment income in the second quarter and first six months of 2006 reflects an increase in consolidated VIE interest income of $8 million and $16 million, respectively. VIE interest income is generated from interest bearing assets held by such entities and supports the payment of VIE interest expense on debt issued by these entities. In addition to VIE interest income, net investment income increased due to growth in average invested assets as a result of premium receipts and slightly higher average investment yields.

Excluding VIE interest income, insurance-related net investment income increased 8% on a pre-tax and after-tax basis in the first six months of 2006 compared with the first six months of 2005. Ending asset balances at amortized cost, excluding VIE assets, were $10,255 million and $9,687 million at June 30, 2006 and 2005, respectively. Tax-exempt investments represented 53% and 52% of ending asset balances, excluding VIE assets, at June 30, 2006 and 2005, respectively.

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

Fee and reimbursement revenues decreased 5% to $4.0 million in the second quarter of 2006 from $4.2 million in the second quarter of 2005. In the six months ended June 30, 2006, fee and reimbursement revenues increased 15% to $12.2 million from $10.6 million in the first six months of 2005. The increase over the first six months of 2005 was principally driven by an increase in loss prevention expense reimbursements in the first quarter of 2006. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

NET GAINS AND LOSSES Net realized gains in the insurance operations were $17 million in the second quarter of 2006 compared with net realized gains of $1 million in the second quarter of 2005. In the first six months of 2006, net realized gains in the insurance operations were $10 million compared with $1 million in the first six months of 2005. Net realized gains in the second quarter and first six months of 2006 were largely due to sales of investment securities, including the sale of the Company’s investment in Ram Re Holdings, Inc., the holding company of Ram Reinsurance Company, Ltd., which generated an $11 million gain. Additionally, net realized gains include a $14 million impairment loss recorded on a salvage receivable in the first quarter of 2006.

Net gains on derivative instruments and foreign exchange in the insurance operations, which typically represent changes in the market value of the Company’s insured credit derivative portfolio, were $1 million in the second quarter of 2006 compared with net gains of $4 million in the second quarter of 2005. The decrease in net gains primarily resulted from a decrease in foreign currency gains related to non-U.S. dollar holdings. For the first six months of 2006, net gains on derivative instruments and foreign exchange in the insurance operations were $6 million compared to net losses of $2 million in the first six months of 2005. Net gains in the first six months of 2006 reflect an increase in gains on foreign currency investments compared with the same period of 2005.

(27)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) The following table shows the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves at the end of the second quarter of 2006 and 2005, as well as its loss provision and case basis activity for the first six months of 2006 and 2005.

	June 30,		Percent Change
In millions	2006	2005	2006 vs. 2005
Case-specific:
Gross	$451	$372	21%
Reinsurance recoverable on unpaid losses	44	41	7%

Net case reserves	$407	$331	23%

Unallocated	257	318	(19)%

Net loss and LAE reserves	$664	$649	2%

Gross loss and LAE reserves	$708	$690	3%

Losses and LAE	$40	$43	(5)%

Case basis activity	$(8)	$38	n/m

n/m – Percentage change not meaningful

The Company recorded $40 million in losses and LAE in the first six months of 2006, down from $43 million in the first six months of 2005. The variance in losses and LAE corresponds to the decrease in scheduled net earned premium, as scheduled net earned premium is the base upon which the Company’s 12% loss factor is applied. At June 30, 2006, the Company had $257 million in unallocated loss reserves, which represent the Company’s estimate of losses associated with credit deterioration that have occurred in the Company’s insured portfolio but have not been specifically identified and are available for future case-specific activity.

During the first six months of 2006, $8 million of total net case basis activity increased the Company’s unallocated loss reserve resulting from reversals of previously established case basis reserves within the aircraft enhanced equipment trust certificates (EETCs) and manufactured housing sectors. Partially offsetting the reserve reversals were loss reserves for insured obligations within the CDO and equipment lease pools sectors, MBIA’s guaranteed tax lien portfolio and insured obligations issued by Allegheny Health, Education and Research Foundation (AHERF). In the first six months of 2005, total net case basis activity decreased the Company’s unallocated loss reserve by $38 million and primarily consisted of loss reserves for insured obligations within MBIA’s guaranteed tax lien portfolio and insured obligations issued by Fort Worth Osteopathic Hospital and AHERF.

During the second quarter of 2006, the Company reduced its previously established case loss reserves relating to insured EETCs secured by aircraft financed by Northwest Airlines primarily as a result of claim payments it made, the sale of unsecured claims against Northwest Airlines, which provided unanticipated proceeds, the sale of selected collateral (aircraft) from one of the securitizations and an agreement to sell collateral from another securitization. The reduction of these case loss reserves, net of claim payments and salvage receipts, contributed $57 million to the Company’s unallocated loss reserve. Partially offsetting the reduction in case loss reserves was a $32 million increase to a case loss reserve related to a static multi-sector CDO transaction.

MBIA continues to closely monitor the manufactured housing sector, which has experienced continued stress during the last several years. MBIA ceased writing business in this sector in 2000, other than through certain CDO transactions. At June 30, 2006, the Company had $21 million in case basis reserves, net of reinsurance, covering net insured par outstanding of $545 million on three case basis issues within the manufactured housing sector. The Company had additional manufactured housing exposure of $1.7 billion in net insured par outstanding as of June 30, 2006, of which approximately 46% has been placed on the Company’s “Caution List-Medium” and “Caution List-High.” An explanation of the Company’s “Classified List” and “Caution Lists” is provided below.

The Company has significant exposures in its insured portfolio relating to regions impacted by Hurricane Katrina. Insured credits in these regions encompass various types of sectors, including general obligation bonds, tax-backed, healthcare, transportation and higher education, among others. The Company is continuing its communication with issuers, trustees and relevant state officials to evaluate the actual and potential impact that the hurricane may have on its insured credits. During the second quarter of 2006, the Company paid a $6 million claim relating to an issuer affected by Hurricane

(28)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Katrina, for which it expects to be fully reimbursed. At June 30, 2006, MBIA’s exposure to this issuer was $24.1 million in net insured par outstanding. The Company does not expect to incur any ultimate loss, other than immaterial LAE, on its Hurricane Katrina exposure.

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

In the event MBIA determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that insured issue. As of June 30, 2006, MBIA had 37 open case basis issues on its “Classified List” that had $407 million in aggregate case reserves, net of reinsurance. The Company does not establish any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” until such issues are placed on the Company’s “Classified List.”

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is probable and estimable in the future. At June 30, 2006, case basis reserves were comprised of the following:

Dollars in millions	Number of Case Basis Issues	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	31	$420	$2,795
Issues without defaults	6	31	537

Total gross	37	$451	$3,332

Net of reinsurance:
Issues with defaults	31	$397	$2,377
Issues without defaults	6	10	481

Total net	37	$407	$2,858

When MBIA becomes entitled to the underlying collateral or to a reimbursement of an insured credit under salvage and subrogation rights as a result of having paid a claim, it records the related salvage and subrogation as an asset. Such amounts are included in the Company’s balance sheet within “Other assets.” As of June 30, 2006 and December 31, 2005, the Company had salvage and subrogation of $146 million and $143 million, respectively. The amount recorded as salvage and subrogation may be influenced by several factors during any period, such as the level of claim payments made for which the Company is entitled to reimbursements, amounts collected and impairment write-downs.

As a result of discussions in January and February 2005 between the Securities and Exchange Commission (SEC) staff and several financial guarantee industry participants, including MBIA, the Financial Accounting Standards Board (FASB) staff is considering whether additional guidance with respect to accounting for financial guarantee insurance should be provided. In June 2005, the FASB decided to add to its agenda a project to consider the accounting by insurers for financial guarantee insurance. As part of this project, the FASB is considering several aspects of the insurance accounting model for financial guarantee insurers, including claims liability recognition, premium recognition and the related amortization of deferred policy acquisition costs. When the FASB or the SEC reaches a conclusion on this issue, the Company and its financial guarantor peers may be required to change some aspects of its loss reserving policies and the potential changes could extend to premium and expense recognition. The Company cannot currently assess how the FASB and SEC staff’s ultimate resolution of this issue will impact its loss reserving policy or the effect it might have on recognizing premium revenue and policy acquisition costs. Until the issue is resolved, the Company intends to continue to apply its existing policies with respect to the establishment of both case basis and unallocated loss reserves and the recognition of premium revenue and policy acquisition costs. A description of the Company’s loss reserving policy is included in “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005.

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

Due to certain continuing rights MBIA possesses with respect to the Certificates, MBIA recorded the Certificates and the related financing on its balance sheet under the requirements of Statement of Financial Accounting Standards (SFAS) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Certificates are included within “Short-term investments” and the related financing is included within “Payable for investments purchased” on the Company’s Consolidated Balance Sheets. During the second quarter of 2006, the carrying value of the Certificates and the related financing was reduced to $260 million as a result of principal payments associated with the sale of certain aircraft collateralizing the Certificates. Upon completion of a securitization of the Certificates, the Certificates and the related financing are expected to no longer be recorded on the Company’s Consolidated Balance Sheets.

At June 30, 2006, MBIA had approximately $1.5 billion of net par outstanding related to insured Eurotunnel debt obligations. In July 2006, Eurotunnel petitioned for protection under the Paris commercial court for a safeguard procedure, a new procedure under French law with limited similarities to a U.S. Chapter 11 reorganization. At an August 2, 2006 hearing, the commercial court granted Eurotunnel protection under the safeguard procedure. Debt restructuring talks are ongoing and MBIA continues to work with the creditors committee toward a consensual restructuring plan to be approved by all Eurotunnel stakeholders. The Company believes that it will not incur an ultimate loss on its Eurotunnel exposure and, therefore, has not established a case loss reserve for this credit.

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

As of June 30, 2006, the aggregate amount of insured par ceded by MBIA to reinsurers under reinsurance agreements was $71 billion. Additionally, the Company has other reimbursement agreements not accounted for as reinsurance, primarily with a Single-A rated reinsurer, covering $7 billion of insured par. The following table displays the percentage ceded to and reinsurance recoverable from reinsurers by rating levels:

(30)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Reinsurers	Standard & Poor’s Rating	Moody’s Rating	Percentage of Total Par Ceded	Reinsurance Recoverable (in thousands)
Channel Reinsurance Ltd.	AAA	Aaa	45.90%	$4,472
Assured Guaranty Corp.	AAA	Aa1	16.56	12,570
Ram Reinsurance Company, Ltd.	AAA	Aa3	12.62	788
Ambac Assurance Corporation	AAA	Aaa	9.32	—
Mitsui Sumitomo Insurance Company Ltd.	AA-	Aa3	6.28	34
Swiss Reinsurance Company, Zurich, Switzerland	AA-	Aa2	3.07	—
Radian Asset Assurance Inc.	AA	Aa3	1.63	8,025
Assured Guaranty Re Ltd.	AA	Aa2	0.82	—
Sompo Japan Insurance Inc.	AA-	Aa3	0.76	26
Transatlantic Reinsurance Company	AA-	Aa3	0.58	1,628
Other (1)	A or above	A1 or above	2.39	16,653
Not Currently Rated			0.07	276

Total			100.00%	$44,472

(1)	Several reinsurers within this category are not rated by Moody’s.

While Channel Reinsurance Ltd. (Channel Re) continues to be a Triple-A rated reinsurer of MBIA, S&P reaffirmed its negative outlook on Channel Re during the second quarter of 2006. MBIA does not expect S&P’s outlook on Channel Re to have a material negative impact on the Company’s financial condition or results of operations.

In May 2006, MBIA sold its 11.4% equity interest in Ram Holdings Inc., the holding company of Ram Reinsurance Company, Ltd., as part of Ram Holdings Inc.’s initial public offering. MBIA continues to own a 17.4% equity interest in Channel Re.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Expenses that vary with and are primarily related to the production of the Company’s insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. If an MBIA insured obligation is refunded and the related premium is earned early, the associated acquisition costs previously deferred are also recognized early.

The Company’s insurance expenses, as well as its expense ratio, are shown in the following table:

	2nd Quarter		Year-to-date		Percent Change
					2nd Quarter	Year-to-date
					2006 vs. 2005	2006 vs. 2005
In millions	2006	2005	2006	2005
Gross expenses	$64	$67	$126	$129	(4)%	(3)%

Amortization of deferred acquisition costs	$17	$17	$33	$34	2%	0%
Operating expenses	36	32	73	61	11%	18%

Total insurance operating expenses	$53	$49	$106	$95	8%	12%

Expense ratio	24.5%	23.0%	25.1%	22.4%

In the second quarter of 2006, the amortization of deferred acquisition costs increased 2% compared with the second quarter of 2005, in line with the increase in insurance premiums earned. Since December 31, 2004, there has been an increase in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. The increasing ratio reflects higher costs associated with acquiring new policies and a decrease in deferred premiums. Operating expenses increased 11% to $36 million in the second quarter of 2006 from $32 million in the second quarter of 2005. This increase was largely due to a decrease in the rate at which compensation costs are deferred as policy acquisition costs offset by a decrease in loss prevention costs.

(31)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

In the first six months of 2006, the amortization of deferred acquisition costs decreased slightly compared with the first six months of 2005, in line with insurance premiums earned. Operating expenses increased 18% to $73 million in the first six months of 2006 from $61 million in the first six months of 2005. The increase in operating expenses was principally due to a decrease in the rate at which compensation costs are deferred as policy acquisition costs.

Financial guarantee insurance companies use the expense ratio (amortization of deferred acquisition costs and operating expenses divided by net premiums earned) as a measure of expense management. The Company’s expense ratio for the second quarter of 2006 of 24.5% was higher than the ratio for the second quarter of 2005 of 23.0%. For the six months ended June 30, 2006, the Company’s expense ratio of 25.1% increased from 22.4% for the six months ended June 30, 2005. The increase in the ratio for the quarter and first six months was the result of higher operating expenses in 2006 compared with the same periods of 2005.

INTEREST EXPENSE Interest expense from MBIA’s insurance operations, which primarily consists of interest related to debt issued by consolidated VIEs, agreements accounted for as deposits and the financing of the Northwest Airlines Pass Through Trust 2000-1G certificates, increased to $19 million in the second quarter of 2006 from $6 million in the second quarter of 2005. The increase primarily resulted from additional VIEs being consolidated by the Company during 2005. Interest expense related to consolidated VIEs was $13 million and $5 million in the second quarters of 2006 and 2005, respectively. For the first six months of 2006, interest expense from MBIA’s insurance operations increased to $32 million from $12 million in the first six months of 2005, which primarily related to the consolidation of additional VIEs. Interest expense related to consolidated VIEs was $25 million and $9 million in the first six months of 2006 and 2005, respectively.

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

In the third quarter of 2004, the Company began consolidating two VIEs established in connection with the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations to which the Company provided financial guarantees. The assets of these entities, which are principally reported within “Other assets” on the Company’s Consolidated Balance Sheets, totaled $1.0 million at June 30, 2006 and $2.5 million at December 31, 2005. Liabilities of the securitizations substantially represented amounts due to MBIA, which were eliminated in consolidation. Additionally, the Company consolidates certain third-party VIEs as a result of financial guarantees provided by the insurance operations. Third-party VIE assets and liabilities are primarily reported in “Investments held-to-maturity” and “Variable interest entity floating rate notes,” respectively, on the Company’s Consolidated Balance Sheets. The assets and liabilities of these VIEs each totaled $1.2 billion at June 30, 2006 and $1.3 billion at December 31, 2005. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies.

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

In the second quarter of 2006, investment management services revenues of $300 million increased 69% compared to the second quarter of 2005. Excluding realized gains and losses from investment securities and gains and losses on derivative

(32)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

instruments and foreign exchange, revenues of $294 million increased 42% compared to the second quarter of 2005. For the first six months of 2006, total revenues of $561 million increased 42% over the same period in 2005. Excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, revenues of $553 million increased 41% over the first six months of 2005. The increase in revenues was driven by growth in all three operating segments. Revenues in the asset/liability products segment were favorably impacted by volume growth in investment agreements and MTNs. The advisory services segment’s revenues were favorable due to growth in assets under management across all of its third-party products, particularly in the pool accounts due to higher interest rates in 2006. Conduit segment revenues increased due to the impact of higher interest rates on conduit interest rate swaps that pay a fixed rate and receive a floating rate, partially offset by a decline in investment income due to deal run-off. Total investment management services expenses in the second quarter of 2006 were $268 million, up 44% compared with the second quarter of 2005. On a year-to-date basis, total expenses of $503 million increased by 44% over the prior year. The increase in expenses for the quarter and year-to-date was primarily driven by higher interest expense in asset/liability products, consistent with the increase in interest revenues, and the impact of higher interest rates on conduit floating rate debt, which was offset by the increase in interest revenues on swaps.

Net realized losses from investment securities in the investment management services operations were $0.3 million in the second quarter of 2006 compared with net realized losses of $1 million in the second quarter of 2005. For the six months ended June 30, 2006, net realized gains were $5 million compared with net realized gains of $2 million in the same period of 2005. Net realized gains and losses are generated from the ongoing management of the investment portfolios.

Net gains on derivative instruments and foreign exchange from the investment management services operations in the second quarter of 2006 were $6 million compared with net losses of $27 million in the second quarter of 2005. Of the $27 million mark to market net losses recorded in the second quarter of 2005, $24 million resulted from the restatement of contracts that did not meet certain technical requirements of short-cut method hedge accounting and could not be treated as part of hedging relationships. In the fourth quarter of 2005, these contracts were redesignated as accounting hedges and, as a result, their income statement volatility has been substantially reduced. For the six months ended June 30, 2006, net gains on derivative instruments and foreign exchange were $3 million compared with net gains of $26 thousand for the six months ended June 30, 2005.

Fixed-income ending assets under management as of June 30, 2006, excluding conduit assets, were $50 billion, 13% above the 2005 year-end level and the June 30, 2005 level. Conduit assets totaled $3.4 billion. Conduit assets are held to their contractual maturities and are originated and managed differently from those held as available-for-sale by the Company or those managed for third parties. The following table summarizes the consolidated investment management services results and assets under management for the second quarter and first six months of 2006 and 2005:

					Percent Change
	2nd Quarter		Year-to-date		2nd Quarter	Year-to-date
In millions	2006	2005	2006	2005	2006 vs. 2005	2006 vs. 2005
Interest and fees	$294	$206	$553	$393	42%	41%
Net realized gains (losses)	—	(1)	5	2	80%	205%
Net gains (losses) on derivative instruments and foreign exchange	6	(27)	3	—	n/m	n/m

Total revenues	300	178	561	395	69%	42%

Interest expense	250	167	467	317	50%	47%
Operating expenses	19	19	36	33	(3)%	8%

Total expenses	269	186	503	350	44%	44%

Pre-tax income (loss)	$32	$(8)	$58	$45	n/m	31%

Ending assets under management:
Fixed-income			$49,915	$44,149		13%

n/m – Percentage change not meaningful

The following provides a summary of each of the investment management services businesses by segment.

(33)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Asset/liability products’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, totaled $17 million in the second quarter of 2006, up 47% compared with the second quarter of 2005. For the six months ended June 30, 2006, pre-tax income of $33 million, excluding gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, increased 23% over 2005. At June 30, 2006, principal and accrued interest outstanding on investment agreement and medium-term note obligations and securities sold under agreements to repurchase totaled $17.6 billion compared with $15.7 billion at December 31, 2005. Assets supporting these agreements had market values of $17.7 billion and $15.9 billion at June 30, 2006 and December 31, 2005, respectively. These assets are comprised of high quality securities with an average credit quality rating of Double-A.

Advisory services’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, totaled $7 million in the second quarter of 2006, up 21% compared with the second quarter of 2005. For the six months ended June 30, 2006, pre-tax income of $11 million, excluding gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, increased 4% over 2005. Third-party ending assets under management were $21.9 billion and $17.9 billion at June 30, 2006 and December 31, 2005, respectively. The market values of assets related to the Company’s insurance and corporate investment portfolios managed by the investment management services operations at June 30, 2006 were $10.2 billion, consistent with the balance at December 31, 2005.

Conduit program pre-tax income, excluding gains and losses on derivative instruments and foreign exchange, totaled $2 million in the second quarter of 2006 compared with $3 million in the second quarter of 2005. For the six months ended June 30, 2006, pre-tax income of $6 million, excluding gains and losses on derivative instruments and foreign exchange, was in line with 2005. Certain of MBIA’s consolidated subsidiaries have invested in MBIA’s conduit debt obligations or have received compensation for services provided to MBIA’s conduits. As such, MBIA has eliminated intercompany transactions with its conduits from its balance sheet and income statement. After the elimination of such intercompany assets and liabilities, conduit investments and conduit debt obligations were $3.4 billion and $3.2 billion, respectively, at June 30, 2006. The difference between the investments and debt obligations is primarily the result of the elimination of conduit debt owned by other MBIA subsidiaries. The effect of the elimination on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments, representing investments in conduit medium-term notes by other MBIA subsidiaries, with a corresponding reduction of conduit medium-term notes.

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

MUNICIPAL SERVICES

MBIA’s municipal services operations are consolidated under MBIA MuniServices Company (MBIA MuniServices) and provide revenue enhancement services and products to public-sector clients nationwide, consisting of discovery, audit, collections/recovery and information (data) services. The municipal services operations also include Capital Asset Holdings GP, Inc. and certain affiliated entities (Capital Asset), a servicer of delinquent tax certificates. MBIA currently insures debt obligations with an outstanding balance of $117 million, or $40 million net of existing loss reserves of $77 million, related to Capital Asset’s tax lien portfolio. Substantially all of this exposure relates to a Capital Asset securitization, which was structured through the sale of tax liens by Capital Asset to an off-balance sheet qualifying special purpose entity that was established in 1999 in connection with the securitization.

In the second quarter of 2006, the municipal services operations reported pre-tax income of $1.1 million, compared with pre-tax income of $0.3 million in the second quarter of 2005. Revenues remained flat and expenses decreased by 15% due to a decline in the delinquent tax certificate portfolio serviced by Capital Asset as a result of tax certificate redemptions. In addition, revenue enhancement services’ margins improved in 2006. For the first six months of 2006, the municipal services operation’s pre-tax income was $1.6 million compared with pre-tax income of $0.5 million in the first half of 2005.

(34)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

CORPORATE

The corporate operations consist of net investment income, net realized gains and losses on holding company investment assets, interest expense and corporate expenses. The corporate operations incurred a loss of $19 million in the second quarter of 2006 compared with a loss of $24 million in the same period of 2005. For the first six months of 2006, the corporate operations incurred a loss of $37 million compared with a loss of $43 million in the same period of 2005.

In the second quarter of 2006, net investment income declined 39% to $4 million from $6 million in the second quarter of 2005. During the first six months of 2006, net investment income declined 48% to $7 million from $14 million in the first six months of 2005. The decreases were driven by substantially lower average invested assets in 2006 resulting from share repurchases the Company completed in the first half of 2005. However, average invested assets in the first half of 2006 benefited from dividends paid by MBIA Corp. to MBIA Inc. in February of 2006. Average invested assets in the first six months of 2005 included proceeds from additional debt issued by MBIA Inc. and dividends paid by MBIA Corp. to MBIA Inc. in the fourth quarter of 2004.

Net realized gains from investment securities in the corporate operations were $0.8 million in the second quarter of 2006 compared with net realized gains of $0.1 million in the second quarter of 2005. During the first six months of 2006, the corporate operations generated net realized gains of $1.5 million compared with net realized losses of $1.5 million in the first six months of 2005. Net realized gains and losses were generated from the ongoing management of the investment portfolios.

The corporate operations incurred interest expense of $20 million in the second quarter of 2006 compared with $22 million in the second quarter of 2005. During the first six months of 2006, the corporate operations incurred interest expense of $40 million compared with $44 million in the same period of 2005. The decrease in interest expense for the second quarter and first six months of 2006 resulted from the retirement of $100 million of debt in the fourth quarter of 2005.

Corporate expenses were $3 million and $6 million in the second quarter and first six months of 2006, respectively, compared with $7 million and $11 million in the second quarter and first six months of 2005, respectively. The decreases in the second quarter and first six months of 2006 compared with 2005 relate to a decline in costs for professional services principally associated with regulatory investigations of the Company.

TAXES

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. In general, the effective tax rate fluctuates from time to time as the Company manages its investment portfolio on an after-tax total return basis. The effective tax rate for the second quarter of 2006 decreased to 27.5% from 27.6% for the second quarter of 2005. For the six months ended June 30, 2006, the effective tax rate decreased to 27.5% from 28.0% for the six months ended June 30, 2005.

CAPITAL RESOURCES

The Company carefully manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its Triple-A claims-paying ratings. Capital resources are defined by the Company as total shareholders’ equity, long-term debt issued for general corporate purposes and various soft capital credit facilities. At June 30, 2006, total shareholders’ equity was $6.7 billion and total long-term debt was $1.2 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital (shareholders’ equity plus long-term debt). The following table shows the Company’s long-term debt and the ratio used to measure it:

	June 30, 2006	December 31, 2005
Long-term debt (in millions)	$1,220	$1,210
Long-term debt to total capital	15%	16%

In July 2004, the Company received authorization from its Board of Directors to repurchase 1 million of common shares under a share repurchase program. On August 5, 2004, the Company’s Board of Directors authorized the repurchase of an additional 14 million shares of common stock in connection with this program. As of June 30, 2006, the Company had repurchased a total of 10 million shares under the program at an average price of $57.25 per share. The Company did not repurchase any shares in the first half of 2006.

(35)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The Company has various soft capital credit facilities, such as lines of credit and equity-based facilities at its disposal, which further support its claims-paying resources. At June 30, 2006, MBIA Corp. maintained a $450 million limited recourse standby line of credit facility with a group of major Triple-A rated banks to provide funds for the payment of claims in excess of the greater of $500 million of cumulative claims, net of recoveries, or 5% of average annual debt service with respect to public finance transactions. The agreement is for a ten-year term, which expires in March 2015.

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

From time to time, MBIA accesses the capital markets to support the growth of its businesses. As such, MBIA filed a $500 million registration statement on Form S-3 with the SEC in June 2003, amended January 2004, utilizing a “shelf” registration process. In November 2004, the Company completed a $350 million debt issuance of senior notes and currently has in effect a shelf registration with the SEC for $150 million. This shelf registration permits the Company to issue various debt and equity securities described in the prospectus filed as part of the registration statement.

LIQUIDITY

Cash needs at the parent company level are primarily for dividends to its shareholders and interest payments on its debt. Sources of cash at the parent company level primarily consist of dividend payments from MBIA Corp., investment income and the issuance of debt. Additionally, the parent company maintains excess cash and investments to ensure it is able to meet its ongoing cash requirements.

The consolidated liquidity and operating cash requirements of the Company are met by cash flows generated from operations, which were more than adequate in the first six months of 2006. The Company’s operating cash flows totaled $352 million in the first six months of 2006 compared with $418 million in the first six months of 2005. The majority of net cash provided by operating activities is generated from premium writings and investment income in the Company’s insurance operations. Management of the Company believes that cash flows from operations will be sufficient to meet the Company’s liquidity and operating cash requirements for the foreseeable future.

Under New York State insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In MBIA Corp.’s case, regular dividends in any 12-month period cannot be greater than 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements. During the first six months of 2006, MBIA Corp. declared and paid regular dividends of $280 million to MBIA Inc. As of June 30, 2006, under the formula applicable to the payment of dividends, MBIA Corp. has dividend capacity of $59.4 million without special regulatory approval.

The Company has significant liquidity supporting its businesses. At June 30, 2006, cash, cash equivalents and short-term investments totaled $2.4 billion. If, for any reason, significant cash flow reductions occur in any of its businesses, MBIA has alternatives for meeting ongoing cash requirements. They include selling or pledging its fixed-income investments in its investment portfolio, tapping existing liquidity facilities and new borrowings.

As a part of MBIA’s external borrowing capacity, it maintained a $500 million bank line with a group of highly rated global banks. In the second quarter of 2006, the Company negotiated more favorable terms of the bank line, including an extension of the maturity from April 2010 to May 2011. At June 30, 2006, there was no balance outstanding under the facility.

The available-for-sale investment portfolio provides a high degree of liquidity, since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At June 30, 2006, the fair value of the consolidated available-for-sale investment portfolio was $28.4 billion, as shown in the following table:

(36)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

	June 30, 2006	December 31, 2005	Percent Change
In millions			2006 vs. 2005
Available-for-sale investments:
Insurance operations:
Amortized cost	$10,260	$9,944	3%
Unrealized net gain (loss)	92	310	(70)%

Fair value	$10,352	$10,254	1%
Investment management services operations:
Amortized cost	$17,903	$15,684	14%
Unrealized net gain (loss)	(151)	286	n/m

Fair value	$17,752	$15,970	11%
Corporate operations:
Amortized cost	$330	$166	99%
Unrealized net gain (loss)	(6)	(1)	435%

Fair value	$324	$165	96%

Total available-for-sale portfolio:
Amortized cost	$28,493	$25,794	10%
Unrealized net gain (loss)	(65)	595	n/m

Fair value	$28,428	$26,389	8%

n/m – Percentage change not meaningful

The increase in the amortized cost of insurance-related available-for-sale investments in the first six months of 2006 was the result of positive cash flow from operations offset by dividend payments from MBIA Corp. to MBIA Inc. The increase in the amortized cost of available-for-sale investments in the investment management services operations was the result of growth in the Company’s asset/liability products program. The increase in the amortized cost of corporate investments was due to dividends received from the insurance operations.

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

During the first six months of 2006, there was an increase in the amount of unrealized losses from MBIA’s consolidated investment portfolio recorded in accumulated other comprehensive income. This increase resulted solely from the effects of rising interest rates on fixed rate securities. MBIA has evaluated whether such unrealized losses were other than temporary given the circumstances that gave rise to the unrealized losses, along with MBIA’s ability and intent to hold these securities to maturity or until such time as to recover an amount equal to their amortized cost. Based on its evaluation, the Company did not consider any of the unrealized losses to be other than temporary. If circumstances change, such as unexpected credit-related actions of an issuer of a security, the general interest rate environment or liquidity events, among others, MBIA will reevaluate its intent to hold a security and determine whether an impairment loss should be realized in current net income.

The weighted average credit quality of the Company’s fixed-income portfolios has been maintained at Double-A since its inception. The quality distribution of the Company’s fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of June 30, 2006 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

(37)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

	Insurance		Investment Management Services		Investments Held-to- Maturity		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Aaa	$6,076	66%	$9,973	59%	$3,379	74%	$19,428	64%
Aa	2,224	24%	3,361	20%	375	8%	5,960	19%
A	795	9%	3,340	20%	800	18%	4,935	16%
Baa	45	1%	158	1%	—	—	203	1%

Total	$9,140	100%	$16,832	100%	$4,554	100%	$30,526	100%

MBIA’s consolidated investment portfolio includes investments that are insured by MBIA Corp. (MBIA Insured Investments). At June 30, 2006, MBIA Insured Investments, excluding conduit investments, at fair value represented $3.5 billion or 11% of the Company’s total investments. Conduit investments represented $3.4 billion or 11% of the Company’s total investments. Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the consolidated investment portfolio, as of June 30, 2006, based on the actual or estimated underlying ratings (i) the weighted average rating of the investment portfolio would be in the Aa range, (ii) the weighted average rating of just the MBIA Insured Investments in the investment portfolio would be in the A range and (iii) less than 1% of the investment portfolio would be rated below investment grade.

The underlying ratings of the MBIA Insured Investments as of June 30, 2006 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating service, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Underlying Ratings Scale In millions	Insurance Portfolio	Investment Management Services Portfolio	Held-to- Maturity Investment Portfolio	Total
Aaa	$223	$363	$199	$785
Aa	63	305	443	811
A	254	872	1,724	2,850
Baa	197	1,076	1,012	2,285
Below Investment Grade	99	27	—	126

Total	$836	$2,643	$3,378	$6,857

Typically, conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the conduits. All transactions currently funded in the conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted average underlying rating for transactions currently funded in the conduits was A by S&P and A2 by Moody’s at the time such transactions were funded. MBIA estimates that the current weighted average underlying rating of all outstanding conduit transactions was A by S&P and A2 by Moody’s as of June 30, 2006.

The Company generates significant liquidity from its operations, as described above. Because of its risk management policies and procedures, diversification and reinsurance, the Company believes that the occurrence of an event that would significantly adversely affect liquidity is unlikely.

(38)

PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes in the Company’s market risk during the six months ended June 30, 2006. For additional information on market risk, refer to page 37 of the Company’s 2005 Annual Report or Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risk” of the Company’s Form 10-K for the year ended December 31, 2005.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In July 2002, MBIA Corp. filed suit against Royal Indemnity Company (Royal) in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $354 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal had filed an action seeking a declaration that it is not obligated to pay on its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. Royal appealed the order, and, in connection with the appeal, pledged $393 million of investment grade collateral to MBIA Corp. to secure the entire amount of the judgment, with interest, and has agreed to post additional security for future claims and interest.

On October 3, 2005, the U.S. Court of Appeals for the Third Circuit upheld the decision of the United States District Court for the District of Delaware insofar as it enforced the Royal insurance policies, but remanded the case to the District Court for a determination of whether the Royal policies cover all losses claimed under the policies. In particular, the Court of Appeals directed the District Court to consider whether the Royal policies would cover losses resulting from the misappropriation of student payments rather than from defaults by students. MBIA Corp. believes that the Royal policies would cover losses even if they result from misappropriation of student payments, but in any event it appears that all or substantially all of the claims made under the Royal policies relate to defaults by students rather than misappropriation of funds. Therefore, MBIA Corp. expects Royal to be required to pay all or substantially all of the claims made under its policies and to be reimbursed for any payments MBIA Corp. made under its policies.

Royal filed a petition with the Third Circuit requesting that the case be reheard, which was denied in April 2006. In April 2006, Royal filed a motion with the District Court seeking a release of the collateral it pledged in connection with its appeal of the District Court judgment against it in 2003. MBIA has opposed Royal’s motion to release the collateral and believes that, in light of the Third Circuit affirmance of the parts of the District Court judgment enforcing the Royal policies, and the language in the pledge agreement, the collateral should remain subject to the pledge, although there is no assurance that the District Court will not order a release of the collateral.

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

(39)

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

The Company has been named as a defendant in private securities actions consolidated as In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). Joseph W. Brown, the Company’s Chairman and former Chief Executive Officer, Gary C. Dunton, the Company’s Chief Executive Officer, Nicholas Ferreri, the Company’s former Chief Financial Officer, Neil G. Budnick, a Vice President of the Company and the Company’s former Chief Financial Officer and Douglas C. Hamilton, the Company’s Controller were also named as defendants in the suit, as were former Chairman and Chief Executive Officer David H. Elliott and former Executive Vice President, Chief Financial Officer and Treasurer Julliette S. Tehrani. The plaintiffs assert claims under Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs purport to be acting as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the Class Period).

The allegations contained in the lawsuit include, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with the AHERF loss, and about the effectiveness of the Company’s internal controls. The plaintiffs allege that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices throughout the Class Period. The plaintiffs seek unspecified compensatory damages in connection with purchases by members of the class of the Company’s stock at such allegedly inflated prices during the Class Period. The defendants, including the Company, filed motions to dismiss on July 17, 2006. The Company does not expect the outcome of the private securities litigation to have a material adverse affect on its financial condition, although the outcome is uncertain and no assurance can be given that the Company will not suffer a loss.

Certain officers of the Company and certain members of the Company’s Board of Directors have been named as defendants in a shareholder derivative action filed in the Supreme Court of New York, Westchester County on November 9, 2005: Robert Purvis, Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph W. Brown, Neil G. Budnick, C. Edward Chaplin, David C. Clapp, Clifford D. Corso, Gary C. Dunton, Claire L. Gaudiani, Daniel P. Kearney, Laurence H. Meyer, Debra J. Perry, John A. Rolls, and Ruth M. Whaley (Case No. 20099-05). The plaintiff asserts claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties by the named defendants in connection with the Company’s accounting for certain transactions, including the AHERF loss. In addition, the plaintiff alleges that the officer defendants were unjustly enriched as a result of such alleged breach. The lawsuit seeks disgorgement to the Company of compensation granted to such officers, legal costs and unspecified equitable relief to remedy defendant’s breaches of fiduciary duties.

Certain current and former officers of the Company and certain current and former members of the Company’s Board of Directors have been named as defendants in a shareholder derivative action filed in the United States District Court, Southern District on April 24, 2006: J. Robert Orton Jr., Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph (Jay) W. Brown, Gary C. Dunton, Neil G. Budnick, Nicholas Ferreri, Douglas C. Hamilton, Juliette S. Tehrani, Richard L. Weill, David H. Elliott, Claire L. Gaudiani, Daniel P. Kearney, David C. Clapp, John A. Rolls, C. Edward Chaplin, Debra J. Perry, Laurence Meyer, Jeffrey W. Yabuki, Pierre-Henri Richard, William H. Gray III, Freda S. Johnson and James A. Lebenthal (Case No. 06 CV 3146). The plaintiff asserts claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties, insider trading, abuse of control, gross mismanagement,

(40)

waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002 by some or all of the named defendants in connection with alleged false statements in the Company’s financial statements arising from improper accounting for certain transactions, including agreements to reinsure the AHERF loss. The lawsuit seeks relief on behalf of the Company that includes disgorgement of certain compensation granted to such officers, unspecified damages, restitution of profits and compensation, legal costs, an order directing the Company to implement certain governance procedures and other equitable relief.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 1A. Risk Factors

There has been no material changes in the Company’s risk factors during the six months ended June 30, 2006. For additional information on risk factors, refer to Part I, Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2004, the Company received authorization from its Board of Directors to repurchase 1 million of common shares under a share repurchase program. On August 5, 2004, the Company’s Board of Directors authorized the repurchase of an additional 14 million shares of common stock in connection with this program. As of June 30, 2006, the Company had repurchased a total of 10 million shares under the program at an average price of $57.25 per share. The Company did not repurchase any shares in the first six months of 2006. The Company will only repurchase shares of its common stock under the repurchase program when it feels that it is economically attractive to do so and in conformity with regulatory and rating agency guidelines.

The table below sets forth repurchases made by the Company in each month during the second quarter of 2006 all of which were purchased by the Company for settling awards under the Company’s long-term incentive plans.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April	45,569	$58.93	0	4,995,900
May	2,706	$60.01	0	4,995,900
June	7,065	$58.25	0	4,995,900

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 4, 2006 (the Annual Meeting). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the Act), there was no solicitation in opposition to the ten nominees of the Board of Directors of the Company listed in the Company’s Proxy Statement, dated March 24, 2006, for the Annual Meeting (the Proxy Statement), filed with the Securities and Exchange Commission, and said ten nominees were elected.

The following matters were acted upon by Company shareholders at the Annual Meeting, at which 118,752,844 shares of the common stock, $1.00 par value, of the Company (the Common Stock), or approximately 88.17 percent of the 134,688,802 shares of Common Stock entitled to vote at the Annual Meeting, were present in person or by proxies:

(41)

1. Election of Directors. The proposal to elect the Company’s Board of Directors was adopted with the following number of votes per director:

Nominees	In Favor	Withheld
Joseph W. Brown	113,362,547	5,390,297
C. Edward Chaplin	114,503,365	4,249,479
David C. Clapp	113,374,650	5,378,194
Gary C. Dunton	113,416,586	5,336,258
Claire L. Gaudiani	116,433,208	2,319,636
Daniel P. Kearney	116,370,935	2,381,909
Laurence H. Meyer	117,799,851	952,993
Debra J. Perry	117,933,033	819,811
John A. Rolls	113,292,663	5,460,181
Jeffery W. Yabuki	116,802,552	1,950,292

2. Ratification of Appointment of Independent Registered Public Accounting Firm. A resolution that the shareholders ratify the action of the Audit Committee in selecting and appointing PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2006 was submitted to, and voted upon by, the shareholders. There were 111,397,341 shares of Common Stock voted in favor of, and 5,625,233 shares of Common Stock voted against, said resolution. The holders of 969,024 shares of Common Stock abstained and there were no “broker non-votes”. The resolution, having received the affirmative vote of the holders of a majority of the shares of Common Stock outstanding and entitled to vote at the Annual Meeting, was adopted and the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for 2006 was ratified by the shareholders.

Item 5. Other Information

Changes in Executive Officers

On May 30, 2006, the Company announced in a press release, included as an exhibit to the Company’s Form 8-K furnished to the Securities and Exchange Commission on May 30, 2006, that it had entered into a letter agreement with C. Edward Chaplin, a member of MBIA Inc.’s Board of Directors since 2002, pursuant to which he would join MBIA as Chief Financial Officer, Vice Chair of MBIA Insurance Corporation and a member of the Executive Policy Committee effective June 26, 2006. In connection with Mr. Chaplin becoming an executive officer of the Company and pursuant to that letter agreement, he resigned as Director of the Company on May 24, 2006. A copy of that letter agreement is filed as Exhibit 10.0 to this Form 10-Q.

Mr. Nicholas Ferreri, MBIA’s former Chief Financial Officer, stepped down from that position for personal reasons effective June 26, 2006 and remained with the Company for another two weeks to assist in the transition of the Chief Financial Officer position to Mr. Chaplin.

Item 6. Exhibits

10.0	Letter Agreement by and between C. Edward Chaplin and MBIA Inc., dated May 19, 2006

31.1	Chief Executive Officer – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

(42)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC.

Registrant

Date: August 4, 2006	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: August 4, 2006	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)

(43)