Form 10-Q
period 2006-09-30
MBIA INC
filed 2006-11-06
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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

As of October 30, 2006, 134,810,616 shares of Common Stock, par value $1 per share, were outstanding.

(2)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except per share amounts)

	September 30, 2006	December 31, 2005
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $26,786,671 and $23,189,684)	$27,209,053	$23,747,204
Investments held-to-maturity, at amortized cost (fair value $5,042,568 and $5,734,335)	5,070,668	5,765,182
Investment agreement portfolio pledged as collateral, at fair value (amortized cost $822,230 and $712,054)	821,417	729,072
Short-term investments, at amortized cost (which approximates fair value)	2,000,179	1,673,697
Other investments	200,963	234,927

Total investments	35,302,280	32,150,082
Cash and cash equivalents	341,330	230,965
Accrued investment income	497,668	396,048
Deferred acquisition costs	437,648	427,111
Prepaid reinsurance premiums	373,463	407,614
Reinsurance recoverable on unpaid losses	47,002	58,965
Goodwill	79,406	79,406
Property and equipment, at cost (less accumulated depreciation of $125,598 and $116,275)	106,015	107,938
Receivable for investments sold	127,136	74,787
Derivative assets	441,540	326,867
Other assets	186,096	301,611

Total assets	$37,939,584	$34,561,394

Liabilities and Shareholders’ Equity
Liabilities:
Deferred premium revenue	$3,084,419	$3,185,200
Loss and loss adjustment expense reserves	725,629	721,502
Investment agreements	11,811,231	10,806,277
Commercial paper	755,234	859,997
Medium-term notes	9,005,718	7,542,416
Variable interest entity floating rate notes	1,475,750	1,280,160
Securities sold under agreements to repurchase	757,260	646,343
Short-term debt	40,898	58,745
Long-term debt	1,216,403	1,210,405
Current income taxes	38,610	—
Deferred income taxes, net	510,843	569,536
Deferred fee revenue	16,891	20,379
Payable for investments purchased	426,522	83,369
Derivative liabilities	390,435	384,611
Other liabilities	626,983	600,810

Total liabilities	30,882,826	27,969,750

Commitments and contingencies (See Note 11)

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—157,812,430 and 156,601,779	157,812	156,602
Additional paid-in capital	1,490,066	1,435,590
Retained earnings	6,260,164	5,747,171
Accumulated other comprehensive income, net of deferred income tax of $177,319 and $238,881	323,692	399,381
Treasury stock, at cost—23,010,663 and 22,554,528 shares	(1,174,976)	(1,147,100)

Total shareholders’ equity	7,056,758	6,591,644

Total liabilities and shareholders’ equity	$37,939,584	$34,561,394

The accompanying notes are an integral part of the consolidated financial statements.

(3)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands except per share amounts)

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Insurance
Revenues:
Gross premiums written	$202,178	$220,970	$626,526	$752,554
Ceded premiums	(26,461)	(34,608)	(77,532)	(98,356)

Net premiums written	175,717	186,362	548,994	654,198
Scheduled premiums earned	170,112	173,302	506,957	527,964
Refunding premiums earned	42,215	30,770	128,005	100,338

Premiums earned (net of ceded premiums of $35,469, $35,270, $109,533 and $114,175)	212,327	204,072	634,962	628,302
Net investment income	164,418	129,848	448,820	379,411
Fees and reimbursements	17,046	9,529	29,239	20,168
Net realized gains (losses)	4,021	(7,526)	14,094	(6,319)
Net gains (losses) on derivative instruments and foreign exchange	(4,706)	2,485	1,356	415

Total insurance revenues	393,106	338,408	1,128,471	1,021,977
Expenses:
Losses and loss adjustment	20,414	20,796	60,835	63,355
Amortization of deferred acquisition costs	16,774	16,121	50,162	49,636
Operating	37,455	38,943	110,071	100,377
Interest expense	22,225	8,363	53,929	19,867

Total insurance expenses	96,868	84,223	274,997	233,235

Insurance income	296,238	254,185	853,474	788,742

Investment management services
Revenues	308,473	225,671	860,978	618,449
Net realized gains (losses)	361	1,284	5,594	3,000
Net gains (losses) on derivative instruments and foreign exchange	5,415	41,607	8,723	41,633

Total investment management services revenues	314,249	268,562	875,295	663,082
Interest expense	263,804	184,397	730,472	500,979
Expenses	19,062	18,341	55,113	51,808

Total investment management services expenses	282,866	202,738	785,585	552,787

Investment management services income	31,383	65,824	89,710	110,295

Corporate
Net investment income	3,297	3,492	10,724	17,217
Net realized gains (losses)	866	226	2,333	(1,388)
Net gains (losses) on derivative instruments and foreign exchange	268	65	446	200
Interest expense	20,270	22,148	60,709	66,379
Corporate expenses	5,260	81,414	11,144	92,350

Corporate loss	(21,099)	(99,779)	(58,350)	(142,700)
Income from continuing operations before income taxes	306,522	220,230	884,834	756,337
Provision for income taxes	89,969	77,500	248,855	227,381

Income from continuing operations	216,553	142,730	635,979	528,956
Discontinued Operations (See Note 10)
Income (loss) from discontinued operations, net of tax	1,394	(946)	2,324	(691)

Net income	$217,947	$141,784	$638,303	$528,265

Income from continuing operations per common share:
Basic	$1.63	$1.08	$4.79	$3.93
Diluted	$1.58	$1.05	$4.65	$3.84
Net income per common share:
Basic	$1.64	$1.07	$4.81	$3.93
Diluted	$1.59	$1.04	$4.67	$3.84
Weighted average number of common shares outstanding:
Basic	132,794,395	132,622,848	132,759,336	134,589,606
Diluted	136,739,403	135,822,330	136,676,944	137,722,142

Gross revenues from continuing operations	711,786	610,753	2,017,269	1,701,088
Gross expenses from continuing operations	405,264	390,523	1,132,435	944,751

The accompanying notes are an integral part of the consolidated financial statements.

(4)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the nine months ended September 30, 2006

(In thousands except per share amounts)

					Accumulated Other Comprehensive Income (Loss)			Total Shareholders’ Equity
			Additional Paid-in Capital	Retained Earnings
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balance, January 1, 2006	156,602	$156,602	$1,435,590	$5,747,171	$399,381	(22,555)	$(1,147,100)	$6,591,644
Comprehensive income:
Net income	—	—	—	638,303	—	—	—	638,303
Other comprehensive income (loss):
Change in unrealized appreciation of investments net of change in deferred income taxes of $(69,799)	—	—	—	—	(111,679)	—	—	(111,679)
Change in fair value of derivative instruments net of change in deferred income taxes of $8,435	—	—	—	—	15,666	—	—	15,666
Change in foreign currency translation net of change in deferred income taxes of $(198)	—	—	—	—	20,324	—	—	20,324

Other comprehensive income (loss)								(75,689)

Comprehensive income								562,614

Treasury shares acquired, net	—	—	—	—	—	(467)	(28,259)	(28,259)
Stock-based compensation	1,210	1,210	54,424	—	—	11	383	56,017
Variable interest entity equity	—	—	52	—	—	—	—	52
Dividends (declared per common share $0.930, paid per common share $0.900)	—	—	—	(125,310)	—	—	—	(125,310)

Balance, September 30, 2006	157,812	$157,812	$1,490,066	$6,260,164	$323,692	(23,011)	$(1,174,976)	$7,056,758

2006
Disclosure of reclassification amount:
Change in unrealized appreciation of investments arising during the period, net of taxes	$(84,245)
Reclassification adjustment, net of taxes	(27,434)

Change in net unrealized appreciation, net of taxes	$(111,679)

The accompanying notes are an integral part of the consolidated financial statements.

(5)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended September 30
	2006	2005
Cash flows from operating activities:
Net income	$638,303	$528,265
Loss (income) from discontinued operations, net of tax	(2,324)	691

Net income from continuing operations	635,979	528,956

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Amortization of bond premium, net	24,094	43,875
Increase in accrued investment income	(101,620)	(66,687)
Increase in deferred acquisition costs	(10,537)	(24,975)
Decrease in prepaid reinsurance premiums	34,151	17,675
Decrease (increase) in reinsurance recoverable on unpaid losses	11,963	(11,067)
Depreciation	9,323	8,776
Decrease in salvage and subrogation	47,530	28,481
Decrease in deferred premium revenue	(100,781)	(3,122)
Increase (decrease) in loss and loss adjustment expense reserves	4,127	(37,446)
Increase in accrued interest payable	120,837	80,495
Penalties and disgorgement	—	75,000
Decrease in accrued expenses	(25,984)	(10,099)
Amortization of medium-term notes and commercial paper premium, net	(13,869)	(15,092)
Net realized (gains) losses on sale of investments	(22,021)	4,756
Net gains on derivative instruments and foreign exchange	(10,525)	(42,248)
Current income tax provision	95,604	13,777
Deferred income tax provision	1,288	16,424
Stock option compensation	10,962	15,048
Other, net	(22)	(1,635)

Total adjustments to net income	74,520	91,936

Net cash provided by operating activities of continuing operations	710,499	620,892

Cash flows from investing activities of continuing operations:
Purchase of fixed-maturity securities, net of payable for investments purchased	(14,999,014)	(12,071,612)
Sale of fixed-maturity securities, net of receivable for investments sold	11,018,044	8,795,126
Redemption of fixed-maturity securities, net of receivable for investments redeemed	318,912	404,234
Purchase of held-to-maturity investments	(459,956)	(283,863)
Redemptions of held-to-maturity investments	1,144,023	1,414,836
Purchase of short-term investments	(32,189)	(147,365)
Sale of other investments	29,397	20,288
Capital expenditures	(7,651)	(5,316)
Disposals of capital assets	614	1,402
Payments for derivatives	(24,077)	—
Other, investing	3,011	—

Net cash used by investing activities of continuing operations	(3,008,886)	(1,872,270)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of investment agreements	4,289,445	5,307,982
Payments for drawdowns of investment agreements	(3,406,739)	(3,908,350)
Net payments of commercial paper	(135,458)	(851,921)
Issuance of medium-term notes	3,647,592	2,018,408
Principal paydown of medium-term notes	(2,145,301)	(1,061,466)
Issuance of variable interest entity floating rate notes	300,000	200,000
Principal paydown of variable interest entity floating rate notes	(107,053)	—
Securities sold under agreements to repurchase, net	110,917	(43,452)
Dividends paid	(121,064)	(109,708)
Capital issuance costs	(1,727)	(2,184)
Net repayment of short term debt	(17,847)	—
Purchase of treasury stock	(28,259)	(363,410)
Exercise of stock options	22,243	18,132
Excess tax benefit on share-based payment	1,181	—
Other, financing	(709)	(5,907)

Net cash provided by financing activities of continuing operations	2,407,221	1,198,124

Discontinued operations (Revised - See Note 1):
Net cash provided by operating activities	1,542	943
Net cash provided (used) by investing activities	6	(1,936)
Net cash (used) provided by financing activities	(17)	52

Net cash provided (used) by discontinued operations	1,531	(941)

Net increase (decrease) in cash and cash equivalents	110,365	(54,195)
Cash and cash equivalents - beginning of period	230,965	364,784

Cash and cash equivalents - end of period	$341,330	$310,589

Supplemental cash flow disclosures:
Income taxes paid	$153,024	$195,327
Interest paid:
Investment agreements	$370,730	$251,493
Commercial paper	30,966	46,423
Medium-term notes	287,123	172,916
Variable interest entity floating rate notes	39,877	16,218
Securities sold under agreements to repurchase	29,765	14,226
Other, financing	6,153	3,769
Long-term debt	52,418	54,661
Non cash items:
Stock compensation	$10,962	$15,048
Dividends declared but not paid	41,788	37,537

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

The results of operations for the nine months ended September 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. The December 31, 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities required by GAAP. All significant intercompany balances have been eliminated and business segment results are presented net of all material intersegment transactions. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the reclassification of variable interest entity (VIE) interest expense from “Net investment income” to “Interest expense”, the reclassification of “Unearned compensation – restricted stock” to “Additional paid-in capital” and the reclassification of amounts related to the Company’s municipal services segment, which had no effect on net income, total assets, total liabilities or shareholders’ equity as previously reported. See “Note 6: Business Segments” for information on changes in the Company’s segment reporting. In addition, the Company revised its statement of cash flows for the nine months ended September 30, 2005 to separately disclose the operating, investing and financing portions of cash flows attributable to discontinued operations. These amounts were previously reported on a combined basis.

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

Premiums ceded to reinsurers reduce the amount of earned premium the Company will recognize from its insurance policies. For both upfront and installment policies, ceded premium expense is recognized in earnings in proportion to and at the same time as the related premium revenue is recognized. Ceding commission income is recognized in earnings at the time the related premium is recognized.

NOTE 3: Recent Accounting Pronouncements

        In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires that a registrant use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. In addition, SAB 108 provides permitted transition methods for correcting and disclosing errors that existed prior to the application of SAB 108 when such errors are determined to be material to a registrant’s financial statements upon the application of SAB 108. SAB 108 is effective for the first fiscal year ending after November 15, 2006, with early adoption permitted in interim reports filed with the SEC. MBIA will initially apply the provisions of SAB 108 in connection with the preparation of its financial statements for the year ending December 31, 2006. The Company believes that the application of SAB 108 will not have a material effect on its financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting

(7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (levels 1, 2 and 3 as defined). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. MBIA is currently evaluating the provisions of SFAS 157 and their potential impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 requires that the Company determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. FIN 48 also provides guidance on the derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. MBIA is currently evaluating the provisions of FIN 48 and their potential impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that would otherwise require bifurcation. For the Company, SFAS 155 is effective for those financial instruments acquired or issued after January 1, 2007. MBIA is currently evaluating the provisions of SFAS 155 and their potential impact on the Company’s financial statements.

NOTE 4: Dividends Declared

Dividends declared by the Company during the nine months ended September 30, 2006 were $125.3 million.

NOTE 5: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three and nine months ended September 30, 2006 there were 1,699,934 and 1,742,823 stock options outstanding, respectively, and for the three and nine months ended September 30, 2005, there were 2,456,389 and 2,869,503 stock options outstanding, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005:

	3rd Quarter		Year-to-date
In thousands except per share amounts	2006	2005	2006	2005
Income from continuing operations, net of tax	$216,553	$142,730	$635,979	$528,956
Income (loss) from discontinued operations, net of tax	1,394	(946)	2,324	(691)

Net income	$217,947	$141,784	$638,303	$528,265

Basic weighted average shares	132,794,395	132,622,848	132,759,336	134,589,606
Effect of common stock equivalents	3,945,008	3,199,482	3,917,608	3,132,536

Diluted weighted average shares	136,739,403	135,822,330	136,676,944	137,722,142

Basic EPS:
Income from continuing operations	$1.63	$1.08	$4.79	$3.93
Income (loss) from discontinued operations	0.01	(0.01)	0.02	(0.01)

Net income *	$1.64	$1.07	$4.81	$3.93

Diluted EPS:
Income from continuing operations	$1.58	$1.05	$4.65	$3.84
Income (loss) from discontinued operations	0.01	(0.01)	0.02	(0.01)

Net income *	$1.59	$1.04	$4.67	$3.84

*	May not add due to rounding.

(8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 6: Business Segments

MBIA Inc., through its subsidiaries, is a leading provider of financial guarantee products and specialized financial services. MBIA provides innovative and cost-effective products and services that meet the credit enhancement, financial and investment needs of its public- and private-sector clients worldwide. MBIA manages its activities primarily through two principal business operations: insurance and investment management services. The Company’s reportable segments within its business operations are determined based on the way management assesses the performance and resource requirements of such operations.

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

The asset/liability products segment is principally comprised of the activities of MBIA Investment Management Corp. (IMC), MBIA Global Funding, LLC (GFL) and Euro Asset Acquisition Limited (EAAL). IMC, along with MBIA Inc., provides customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provides customized products for funds that are invested as part of asset-backed or structured product issuances. GFL raises funds through the issuance of MTNs with varying maturities, which are in turn guaranteed by MBIA Corp. GFL lends the proceeds of these MTN issuances to MBIA Inc. (GFL Loans). MBIA Inc. invests the proceeds of investment agreements and GFL Loans in eligible investments, which consist of investment grade securities with a minimum average Double-A credit quality rating. MBIA Inc. primarily purchases domestic securities, which are pledged to MBIA Corp. as security for its guarantees on investment agreements and MTNs. Additionally, MBIA Inc. loans a portion of the proceeds from investment agreements and MTNs to EAAL. EAAL primarily purchases foreign assets as permitted under the Company’s investment guidelines.

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

Prior to the third quarter of 2006, the Company’s municipal services segment included the operations of MBIA MuniServices Company and its wholly owned subsidiaries. In the third quarter of 2006, MBIA finalized a plan to sell MBIA MuniServices Company and certain of its wholly owned subsidiaries (MuniServices). In October 2006, MBIA signed a letter

(9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

of intent to sell MuniServices to an investor group led by the management of MuniServices and expects the sale to be completed during the fourth quarter of 2006. The results of MuniServices have been reported as a discontinued operation for all periods presented herein and not as part of the Company’s municipal services segment. The remainder of the municipal services segment, which consists of Capital Asset Holdings GP, Inc. and certain affiliated entities (Capital Asset), a servicer of delinquent tax liens, has been reported within the Company’s corporate operations as it is immaterial to the financial condition and results of operations of the Company. See Note 10 for additional information related to the Company’s discontinued operations.

The Company’s corporate operations constitute a reportable segment and include revenues and expenses that arise from general corporate activities and from the operations of Capital Asset.

Reportable segment results are presented net of material intersegment transactions. Transactions between the Company’s segments are executed at an arm’s length basis, as established by management. The following tables summarize the Company’s operations for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30, 2006
In thousands	Insurance	Investment Management Services	Corporate	Total
Revenues(a)	$393,791	$308,473	$3,297	$705,561
Net realized gains (losses)	4,021	361	866	5,248
Net gains (losses) on derivative instruments and foreign exchange	(4,706)	5,415	268	977

Total revenues	393,106	314,249	4,431	711,786
Interest expense	22,225	263,804	20,270	306,299
Operating expenses	74,643	19,062	5,260	98,965

Total expenses	96,868	282,866	25,530	405,264

Income (loss) before taxes	$296,238	$31,383	$(21,099)	$306,522

Identifiable assets (b)	$13,718,999	$23,646,910	$559,968	$37,925,877

	Three months ended September 30, 2005
In thousands	Insurance	Investment Management Services	Corporate	Total
Revenues(a)	$343,449	$225,671	$3,492	$572,612
Net realized gains (losses)	(7,526)	1,284	226	(6,016)
Net gains (losses) on derivative instruments and foreign exchange	2,485	41,607	65	44,157

Total revenues	338,408	268,562	3,783	610,753
Interest expense	8,363	184,397	22,148	214,908
Operating expenses	75,860	18,341	81,414	175,615

Total expenses	84,223	202,738	103,562	390,523

Income (loss) before taxes	$254,185	$65,824	$(99,779)	$220,230

Identifiable assets (c)	$12,536,675	$21,892,776	$489,247	$34,918,698

(a)	Represents the sum of net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.
(b)	Excludes $13,707 related to discontinued operations.
(c)	Excludes $11,362 related to discontinued operations.

(10)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Nine months ended September 30, 2006
In thousands	Insurance	Investment Management Services	Corporate	Total
Revenues(a)	$1,113,021	$860,978	$10,724	$1,984,723
Net realized gains (losses)	14,094	5,594	2,333	22,021
Net gains (losses) on derivative instruments and foreign exchange	1,356	8,723	446	10,525

Total revenues	1,128,471	875,295	13,503	2,017,269
Interest expense	53,929	730,472	60,709	845,110
Operating expenses	221,068	55,113	11,144	287,325

Total expenses	274,997	785,585	71,853	1,132,435

Income (loss) before taxes	$853,474	$89,710	$(58,350)	$884,834

Identifiable assets (b)	$13,718,999	$23,646,910	$559,968	$37,925,877

	Nine months ended September 30, 2005
In thousands	Insurance	Investment Management Services	Corporate	Total
Revenues(a)	$1,027,881	$618,449	$17,217	$1,663,547
Net realized gains (losses)	(6,319)	3,000	(1,388)	(4,707)
Net gains (losses) on derivative instruments and foreign exchange	415	41,633	200	42,248

Total revenues	1,021,977	663,082	16,029	1,701,088
Interest expense	19,867	500,979	66,379	587,225
Operating expenses	213,368	51,808	92,350	357,526

Total expenses	233,235	552,787	158,729	944,751

Income (loss) before taxes	$788,742	$110,295	$(142,700)	$756,337

Identifiable assets (c)	$12,536,675	$21,892,776	$489,247	$34,918,698

(a)	Represents the sum of net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.
(b)	Excludes $13,707 related to discontinued operations.
(c)	Excludes $11,362 related to discontinued operations.

(11)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following tables summarize the segments within the investment management services operations for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30, 2006
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$247,866	$16,802	$51,297	$(7,492)	$308,473
Net realized gains (losses)	354	7	—	—	361
Net gains (losses) on derivative instruments and foreign exchange	10,364	(2)	(4,947)	—	5,415

Total revenues	258,584	16,807	46,350	(7,492)	314,249
Interest expense	218,978	—	47,238	(2,412)	263,804
Operating expenses	11,211	10,824	2,069	(5,042)	19,062

Total expenses	230,189	10,824	49,307	(7,454)	282,866

Income (loss) before taxes	$28,395	$5,983	$(2,957)	$(38)	$31,383

Identifiable assets	$19,948,556	$140,650	$3,811,748	$(254,044)	$23,646,910

	Three months ended September 30, 2005
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$161,605	$14,413	$53,521	$(3,868)	$225,671
Net realized gains (losses)	1,283	1	—	—	1,284
Net gains (losses) on derivative instruments and foreign exchange	32,214	118	9,275	—	41,607

Total revenues	195,102	14,532	62,796	(3,868)	268,562
Interest expense	137,915	—	46,482	—	184,397
Operating expenses	9,361	8,919	3,892	(3,831)	18,341

Total expenses	147,276	8,919	50,374	(3,831)	202,738

Income (loss) before taxes	$47,826	$5,613	$12,422	$(37)	$65,824

Identifiable assets	$16,416,602	$63,017	$5,772,639	$(359,482)	$21,892,776

	Nine months ended September 30, 2006
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(a)	$680,726	$47,585	$155,204	$(22,537)	$860,978
Net realized gains (losses)	5,587	7	—	—	5,594
Net gains (losses) on derivative instruments and foreign exchange	12,252	(114)	(3,415)	—	8,723

Total revenues	698,565	47,478	151,789	(22,537)	875,295
Interest expense	598,250	—	140,044	(7,822)	730,472
Operating expenses	32,065	30,725	6,924	(14,601)	55,113

Total expenses	630,315	30,725	146,968	(22,423)	785,585

Income (loss) before taxes	$68,250	$16,753	$4,821	$(114)	$89,710

Identifiable assets	$19,948,556	$140,650	$3,811,748	$(254,044)	$23,646,910

(a)	Represents the sum of interest income, investment management services fees and other fees.

(12)

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

A significant portion of premiums reported within the insurance segment is generated outside the United States. The following table summarizes net premiums earned by geographic location of risk for the three and nine months ended September 30, 2006 and 2005:

	3rd quarter		Year-to-date
In thousands	2006	2005	2006	2005
Net premiums earned:
United States	$158,996	$151,097	$460,259	$464,319
Non-United States	53,331	52,975	174,703	163,983

Total	$212,327	$204,072	$634,962	$628,302

(13)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 7: Loss and Loss Adjustment Expense Reserves (LAE)

Loss and LAE reserves are established in an amount equal to the Company’s estimate of unallocated losses, identified or case basis reserves and costs of settlement and other loss mitigation expenses on non-derivative obligations it has insured. A summary of the unallocated and case basis activity and the components of the liability for loss and LAE reserves for the first three quarters of 2006 are shown in the following table:

In thousands	3Q 2006	2Q 2006	1Q 2006
Case basis loss and LAE reserves:
Beginning balance	$451,745	$512,467	$512,888
Less: reinsurance recoverable	44,472	59,324	58,965

Net beginning balance	407,273	453,143	453,923

Case basis transfers from (to) unallocated loss reserve related to:
Current year	5,448	266	—
Prior years	11,822	(18,997)	10,650

Total	17,270	(18,731)	10,650

Paid related to:
Current year	998	5,681	—
Prior years	4,289	21,458	11,430

Total paid	5,287	27,139	11,430

Net ending balance	419,256	407,273	453,143
Plus: reinsurance recoverable	47,002	44,472	59,324

Case basis reserve ending balance	466,258	451,745	512,467

Unallocated loss reserve:
Beginning balance	256,548	217,885	208,614
Losses and LAE incurred(1)	20,414	20,295	20,126
Channel Re elimination(2)	(321)	(363)	(205)
Transfers from (to) case basis and LAE reserves	(17,270)	18,731	(10,650)

Unallocated loss reserve ending balance	259,371	256,548	217,885

Total	$725,629	$708,293	$730,352

(1)	Represents the Company’s provision for losses calculated as 12% of scheduled net earned premium.
(2)	Represents the amount of losses and LAE incurred that have been eliminated in proportion to MBIA’s ownership interest in Channel Reinsurance Ltd. (Channel Re), which is carried on an equity-method accounting basis.

During the nine months ended September 30, 2006, total net case basis activity transferred from the Company’s unallocated loss reserve was $9 million. Net case basis activity during 2006 consisted of loss reserves for insured obligations within the CDO, equipment lease pools and home equity loan sectors, MBIA’s guaranteed tax lien portfolio and insured obligations issued by Allegheny Health, Education and Research Foundation (AHERF). Largely offsetting these loss reserves were reversals of previously established case basis reserves within the aircraft enhanced equipment trust certificates (EETCs) and manufactured housing sectors. The unallocated loss reserve approximated $259 million at September 30, 2006, which represents the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio but have not been specifically identified and is available for future case-specific activity. The Company recorded $61 million in losses and loss adjustment expenses in the nine months ended September 30, 2006 based on 12% of scheduled net earned premium. See “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005 for a description of the Company’s loss reserving policy.

(14)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 8: Long-Term Incentive Plans

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

Under the restricted stock component of the Omnibus Plan, certain employees are granted restricted shares of the Company’s common stock. These awards have a restriction period lasting three, four or five years depending on the type of award, after which time the awards fully vest. During the vesting period, these shares may not be sold. Restricted stock grants are typically granted from the vice president level up to and including the chief executive officer. Some of the awards made in the first nine months of 2006 and 2005 are linked to the growth in book value per share of the Company’s common stock including certain adjustments (modified book value) over a three-year period following the grant date. Actual shares issued at the vesting date will be determined based on the growth in modified book value. If modified book value grows by 30% or more over the three-year period, then 100% of the award will vest. If the growth in modified book value over the three-year period is lower than 30%, then the amount of restricted shares issued will be adjusted downward in proportion to the amount by which actual growth in modified book value is below 30%.

Following the effective date of the Omnibus Plan, no new options or awards were granted under any of the prior plans authorized by the shareholders and all shares authorized but unissued were canceled. All options and awards granted under the prior plans and subsequently canceled or expired after the effective date of the Omnibus Plan become available for grant under the Omnibus Plan. In the first nine months of 2006, 37,500 options were granted and 194,060 options were canceled or expired. In the first nine months of 2006, 756,340 restricted shares were granted and 79,362 restricted shares were canceled. This restricted share activity affects the available share balance for future grants in the Omnibus Plan at a two-for-one ratio. Therefore, 4,836,363 shares are available for future grants under the Omnibus Plan as of September 30, 2006.

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

(15)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

During the first nine months of 2006, the fair value of the restricted shares awarded (net of cancellations), determined on the grant date, was $40.8 million. Restricted shares have been recorded as unearned compensation, which is a component of “Additional paid-in capital” within shareholders’ equity on the Company’s Consolidated Balance Sheets and have been included in “Stock-based compensation” on the Company’s Consolidated Statements of Changes in Shareholders’ Equity. As of September 30, 2006, the unearned compensation balance for all restricted shares outstanding was $63.1 million. This amount is expected to be recognized as expense over a weighted average period of 1.66 years. Unearned compensation is amortized to expense over the appropriate three- to five-year vesting period (except for a minor portion granted to members of the MBIA Inc. board of directors which is amortized over a ten-year period). Compensation expense related to the restricted shares, net of estimated forfeitures, was $18.5 million for the nine months ended September 30, 2006. The tax benefit and excess tax benefit related to the restricted share awards for the Company during the first nine months of 2006 was $1.8 million and $0.2 million, respectively.

In May 2002, the MBIA Inc. board of directors approved the “MBIA Inc. Annual and Long-Term Incentive Plan” (the Incentive Plan). The Incentive Plan has been superseded by the Omnibus Plan. The Incentive Plan included a stock option component and a compensation component linked to the growth in modified book value over a three-year period following the grant date. Target levels for the Incentive Plan awards were established as a percentage of total salary and bonus, based upon the recipient’s position. Awards under the Incentive Plan typically were granted from the vice president level up to and including the chief executive officer. Actual amounts to be paid are adjusted upward or downward depending on the growth of modified book value versus a baseline target, with a minimum growth of 8% necessary to receive any payment and an 18% growth necessary to receive the maximum payment. Awards under the Incentive Plan were divided equally between the two components, with approximately 50% of the award to be given in stock options and approximately 50% of the award to be paid in cash or shares of Company stock. Payments are made at the end of each three-year measurement period. During the first nine months of 2006, $3.1 million was recorded as an expense related to modified book value awards. The tax benefit related to modified book value awards during the first nine months of 2006 was $1.1 million.

The fair value for stock option awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The number of options granted and the assumptions used for valuing such option grants during the first nine months of the year are shown in the following table:

June 2006
Number of options granted	37,500

Exercise price	$57.51
Dividend yield	2.405%
Expected volatility	.3107
Risk-free interest rate	5.050%
Expected option term (in years)	6.37

Employee stock option compensation expense, net of estimated forfeitures, for the nine months ended September 30, 2006, totaled $9.8 million. The tax benefit and excess tax benefit related to the stock option awards for the Company during the first nine months of 2006 was $3.3 million and $0.9 million, respectively. As of September 30, 2006, there was $23.9 million of total unrecognized compensation cost related to nonvested stock options. This amount is expected to be recognized as expense over a weighted average period of 1.75 years.

A summary of the Company’s stock option plan as of September 30, 2006 and changes during the first nine months of the year, are set forth in the following table:

	September 30, 2006
Options	Number of Shares	Weighted Average Price per Share
Outstanding at beginning of period	9,699,558	$46.75
Granted	37,500	57.51
Exercised	(533,673)	60.58
Expired or canceled	(194,060)	54.14

Outstanding at end of period	9,009,325	$46.87

Exercisable at end of period	5,549,485	$44.30

(16)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following table summarizes information about the plan’s stock options at September 30, 2006:

Range of Average Exercise Price	Number Outstanding at 9/30/06	Weighted Average Remaining Contractual Life in Years	Outstanding Weighted Average Exercise Price	Number Exercisable at 9/30/06	Exercisable Weighted Average Exercise Price
$25.92 - 32.92	812,448	3.01	$32.35	812,448	$32.35
$33.96 - 36.69	1,165,454	5.49	$36.60	433,327	$36.44
$36.72 - 47.95	3,648,585	2.79	$44.42	3,097,435	$44.82
$48.35 - 64.86	3,382,838	6.14	$56.55	1,206,275	$53.82

Total	9,009,325	4.42	$46.87	5,549,485	$44.30

NOTE 9: Derivative Instruments

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

NOTE 10: Discontinued Operations

In the third quarter of 2006, MBIA finalized a plan to sell MuniServices. In October 2006, MBIA signed a letter of intent to sell MuniServices to an investor group led by the management of MuniServices and expects the sale to be completed during the fourth quarter of 2006. MuniServices provides revenue enhancement services and products to public-sector clients nationwide consisting of discovery, audit, collections/recovery and information services. The plan to sell MuniServices resulted from the Company’s decision that such activities no longer fit within the Company’s overall business objectives. The results of MuniServices have been reported as a discontinued operation for all periods presented herein.

Income/(loss) from discontinued operations, net of tax, for the three months ended September 30, 2006 and 2005 was income of $1.394 million and a loss of $946 thousand, respectively. Income/(loss) from discontinued operations, net of tax, for the nine months ended September 30, 2006 and 2005 was income of $2.324 million and a loss of $691 thousand, respectively. Included in the after-tax loss for the three and nine months ended September 30, 2005 was a loss of $1.1 million related to the sale of 1838 Investment Advisors, LLC, which was previously reported as a discontinued operation. The following table reports the amounts included in income/(loss) from discontinued operations before income taxes:

(17)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	3rd quarter		Year-to-date
In thousands	2006	2005	2006	2005
Revenues	$4,085	$3,976	$12,500	$11,555
Expenses	1,735	5,411	8,581	12,559

Income/(loss) before income taxes	$2,350	$(1,435)	$3,919	$(1,004)

The following table provides the major classes of asset and liabilities related to discontinued operations that are held for sale and have been reported within “Other assets” and “Other liabilities” on the face of the Company’s consolidated balance sheets:

In thousands	September 30, 2006	December 31, 2005
Cash and cash equivalents	$2,399	$2,081
Short-term investments	4,199	4,584
Accounts receivable, net	3,818	5,469
Property and equipment (net of accumulated depreciation of $5,479 and $4,890)	2,914	1,337
Other assets	377	258

Total assets of discontinued operations	$13,707	$13,729

Accrued expenses payable	$2,203	$3,336

Total liabilities of discontinued operations	$2,203	$3,336

NOTE 11: Commitments and Contingencies

In July 2002, MBIA Corp. filed suit against Royal Indemnity Company (Royal) in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $354 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal had filed an action seeking a declaration that it is not obligated to pay on its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. Royal appealed the order, and, in connection with the appeal, pledged $397 million of investment grade collateral to MBIA Corp. to secure the entire amount of the judgment, with interest, and has agreed to post additional security for future claims and interest.

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

(18)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

In November 2004, the Company received identical document subpoenas from the SEC and the New York Attorney General’s Office (NYAG) requesting information with respect to non-traditional or loss mitigation insurance products developed, offered or sold by the Company to third parties from January 1, 1998 to the present. While the subpoenas did not identify any specific transaction, subsequent conversations with the SEC and the NYAG revealed that the investigation included the arrangements entered into by MBIA Corp. in 1998 in connection with the bankruptcy of the Delaware Valley Obligated Group, an entity that is part of AHERF.

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

Certain officers of the Company and certain members of the Company’s Board of Directors have been named as defendants in a shareholder derivative action filed in the Supreme Court of New York, Westchester County on November 9, 2005: Robert Purvis, Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph W. Brown, Neil G. Budnick, C. Edward Chaplin, David C. Clapp, Clifford D. Corso, Gary C. Dunton, Claire L. Gaudiani, Daniel P. Kearney, Laurence H. Meyer, Debra J. Perry, John A. Rolls, and Ruth M. Whaley (Case No. 20099-05) (the Purvis Litigation). The plaintiff asserts claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties by the named defendants in connection with the Company’s accounting for certain transactions, including the AHERF

(19)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

loss. In addition, the plaintiff alleges that the officer defendants were unjustly enriched as a result of such alleged breach. The lawsuit seeks disgorgement to the Company of compensation granted to such officers, legal costs and unspecified equitable relief to remedy defendants’ breaches of fiduciary duties.

Certain current and former officers of the Company and certain current and former members of the Company’s Board of Directors have been named as defendants in a shareholder derivative action filed in the United States District Court, Southern District on April 24, 2006: J. Robert Orton Jr., Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph (Jay) W. Brown, Gary C. Dunton, Neil G. Budnick, Nicholas Ferreri, Douglas C. Hamilton, Juliette S. Tehrani, Richard L. Weill, David H. Elliott, Claire L. Gaudiani, Daniel P. Kearney, David C. Clapp, John A. Rolls, C. Edward Chaplin, Debra J. Perry, Laurence Meyer, Jeffrey W. Yabuki, Pierre-Henri Richard, William H. Gray III, Freda S. Johnson and James A. Lebenthal (Case No. 06 CV 3146) (the Orton Litigation). The plaintiff asserts claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties, insider trading, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002 by some or all of the named defendants in connection with alleged false statements in the Company’s financial statements arising from improper accounting for certain transactions, including agreements to reinsure the AHERF loss. The lawsuit seeks relief on behalf of the Company that includes disgorgement of certain compensation granted to such officers, unspecified damages, restitution of profits and compensation, legal costs, an order directing the Company to implement certain governance procedures and other equitable relief.

A Special Litigation Committee of three independent directors of MBIA Inc. has determined after a good faith and thorough investigation that pursuit of the Purvis Litigation and the Orton Litigation is not in the best interests of MBIA and its shareholders, and has moved to dismiss the two actions.

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

OVERVIEW

MBIA is a leading provider of financial guarantee products and specialized financial services. MBIA provides innovative and cost-effective products and services that meet the credit enhancement, financial and investment needs of its public- and private-sector clients worldwide. MBIA manages its activities primarily through two principal business operations: insurance and investment management services. The Company’s corporate operations include revenues and expenses that arise from general corporate activities and not from its two principal business operations. Results of operations included herein are presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

In the third quarter of 2006, MBIA finalized a plan to sell MBIA MuniServices Company and certain of its wholly owned subsidiaries (MuniServices). In October 2006, MBIA signed a letter of intent to sell MuniServices to an investor group led by the management of MuniServices and expects the sale to be completed during the fourth quarter of 2006. MuniServices provides revenue enhancement services and products to public-sector clients nationwide consisting of discovery, audit, collections/recovery and information services. The plan to sell MuniServices resulted from the Company’s decision that such activities no longer fit within the Company’s overall business objectives. The results of MuniServices have been reported as a discontinued operation for all periods presented herein and not as part of the Company’s municipal services segment. The remainder of the municipal services segment, which consists of Capital Asset Holdings GP, Inc. and certain affiliated entities (Capital Asset), a servicer of delinquent tax liens, has been reported within the Company’s corporate operations as it is immaterial to the financial condition and results of operations of the Company. See Note 10 in the Notes to Consolidated Financial Statements for additional information related to the Company’s discontinued operations.

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

The Company establishes two types of loss and LAE reserves for non-derivative financial guarantees: an unallocated loss reserve and case basis reserves. The unallocated loss reserve is established with respect to the Company’s entire insured portfolio. The Company’s unallocated loss reserve represents the Company’s estimate of losses that have occurred or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations.

Each quarter the Company calculates its provision for the unallocated loss reserve as a fixed percent of scheduled net earned premium. Annually, the Loss Reserve Committee evaluates the appropriateness of this fixed percent loss factor. In performing this evaluation, the Loss Reserve Committee considers the composition of the Company’s insured portfolio by municipal sector, structured asset class, remaining maturity and credit quality, along with the latest industry data, including historical default and recovery experience for the relevant sectors of the fixed-income market in order to determine if a trend is developing that indicates the loss factor should be increased or decreased. In addition, the Company considers its own historical loss activity and how those losses develop over time. The Loss Reserve Committee reviews the results of its annual evaluation over a period of several years to determine whether any long-term trends are developing. The Company’s additions to specific case basis reserves in the years ended December 31, 2005 and 2004 exceeded the 12% loss factor currently used by the Company. However, in the nine months ended September 30, 2006 additions to specific case basis reserves were less than the 12% loss factor. The Loss Reserve Committee is continuing to monitor case basis activity and evaluate whether an adjustment to the Company’s current loss factor is appropriate. However, if a catastrophic or very unusual loss occurred, the Loss Reserve Committee would consider taking an immediate charge through “Losses and loss adjustment expenses” and possibly also increasing the loss factor in order to maintain an adequate level of loss reserves. Since 2002, the Company calculated its provision for the unallocated loss reserve as 12% of scheduled net earned premium.

Significant changes to any variables on which the 12% loss factor is based, over an extended period of time, would likely result in an increase or decrease in the Company’s loss factor with a corresponding increase or decrease in the amount of the Company’s loss and loss adjustment expense provision. For example, as external and internal statistical data are applied to the various sectors of the Company’s insured portfolio, a shift in business written toward sectors with high default rates would likely increase the loss factor, while a shift toward sectors with low default rates would likely decrease the loss factor. Additionally, increases in statistical default rates relative to the Company’s insured portfolio and in the Company’s actual loss experience or decreases in statistical recovery rates and in the Company’s actual recovery experience would likely increase the Company’s loss factor. Conversely, decreases in statistical default rates relative to the Company’s insured portfolio and in the Company’s actual loss experience or increases in statistical recovery rates and in the Company’s actual recovery experience would likely decrease the Company’s loss factor. During the nine months ended September 30, 2006, the Company calculated a provision for the unallocated loss reserve of $61 million. This provision represents loss and loss adjustment expenses as reported on the Company’s income statement.

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

Considering all of the assumptions used in the assessment of the adequacy of the loss factor, including the higher case basis incurred activity in 2005 and 2004 and the offsetting affect of observed changes in the variables described above, the Company believes that its current loss factor of 12% continues to represent a reasonable estimate of losses that have or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. In addition, the Company believes that the amount of unallocated loss reserves recorded on its balance sheet at September 30, 2006 are adequate to cover specific losses that may develop from its existing insured portfolio. MBIA continually monitors its insured portfolio and actual loss experience in

(22)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

order to identify trends that would indicate a reasonably likely significant change to one or more of the variables on which the loss factor is based. If MBIA determines that any changes to one or more of these variables is likely to have an impact on the level of probable losses in its insured portfolio, the Company will increase or decrease its loss factor accordingly, which will result in an increase or decrease in its loss and loss adjustment expenses.

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

The Company’s total loss reserves at September 30, 2006 of $726 million represent a small fraction of its outstanding net debt service insured of $900 billion. However, management believes that these reserves are adequate to cover ultimate net losses. Given that the reserves are based on estimates, there can be no assurance that the ultimate liability will not exceed such estimates resulting in the Company recognizing additional loss and loss adjustment expense in earnings. While the underlying principles applied to loss reserving are consistent across the financial guarantee industry, differences exist with regard to the methodology and measurement of loss reserves. Alternate methods may produce different estimates than the method used by the Company. Additionally, the accounting for non-derivative financial guarantee loss reserves is possibly subject to change. See “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005 for a description of the Company’s loss and loss adjustment expense accounting policy.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires that a registrant use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. In addition, SAB 108 provides permitted transition methods for correcting and disclosing errors that existed prior to the application of SAB 108 when such errors are determined to be material to a registrant’s financial statements upon the application of SAB 108. SAB 108 is effective for the first fiscal year ending after November 15, 2006, with early adoption permitted in interim reports filed with the SEC. MBIA will initially apply the provisions of SAB 108 in connection with the preparation of its financial statements for the year ending December 31, 2006. The Company believes that the application of SAB 108 will not have a material effect on its financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. (SFAS) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (levels 1, 2 and 3 as defined). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. MBIA is currently evaluating the provisions of SFAS 157 and their potential impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 requires that the Company determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. FIN 48 also provides guidance on the derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. MBIA is currently evaluating the provisions of FIN 48 and their potential impact on the Company’s financial statements.

        In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that would otherwise require bifurcation. For the Company, SFAS 155 is effective for those financial instruments acquired or issued after January 1, 2007. MBIA is currently evaluating the provisions of SFAS 155 and their potential impact on the Company’s financial statements.

(23)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The following table presents highlights of the Company’s consolidated financial results for the three and nine months ended September 30, 2006 and 2005. Items listed under “Other per share information (effect on net income)” are items that management commonly identifies for the readers of its financial statements because they are a by-product of the Company’s operations or due to general market conditions beyond the control of the Company.

	3rd Quarter		Year-to-date
In millions except per share amounts	2006	2005	2006	2005
Revenues:
Insurance	$393	$338	$1,128	$1,022
Investment management services	314	269	875	663
Corporate	5	4	14	16

Gross revenues from continuing operations	712	611	2,017	1,701
Expenses:
Insurance	97	84	275	233
Investment management services	283	203	785	553
Corporate	25	103	72	159

Gross expenses from continuing operations	405	390	1,132	945
Provision for income taxes	90	78	249	227

Income from continuing operations, net of tax	217	143	636	529
Income (loss) from discontinued operations, net of tax	1	(1)	2	(1)

Net income	$218	$142	$638	$528

Net income per share information:(1)
Net income	$1.59	$1.04	$4.67	$3.84
Other per share information (effect on net income):
Penalties and disgorgement	$—	$(0.53)	$—	$(0.52)
Accelerated premium earned from refunded issues	$0.18	$0.14	$0.56	$0.44
Net realized gains (losses)	$0.02	$(0.03)	$0.10	$(0.02)
Net gains (losses) on derivative instruments and foreign exchange	$0.00	$0.21	$0.05	$0.20
Income (loss) from discontinued operations	$0.01	$(0.01)	$0.02	$(0.01)

(1)	All per share calculations are diluted.

In the third quarter of 2006, consolidated revenues from continuing operations increased 17% to $712 million from $611 million in the third quarter of 2005. Growth in insurance revenues resulted from an increase in consolidated variable interest entity (VIE) interest income and realized gains on sales of investment securities. A substantial increase in investment management services interest income resulting from growth in asset/liability products was partially offset by a decrease in investment management services net gains on derivative instruments and foreign exchange. Third quarter 2006 consolidated expenses from continuing operations increased 4% to $405 million from $390 million in the third quarter of 2005. This increase was principally due to an increase in investment management services and insurance interest expense, which was commensurate with the increases in interest income. Substantially offsetting the increases in interest expense was a reduction in corporate expenses resulting from the $75 million expense recorded in the third quarter of 2005 in connection with estimated settlements of regulatory investigations. Net income for the third quarter of 2006 of $218 million was up 54% from $142 million for the third quarter of 2005. Net income per share for the third quarter of 2006 was $1.59 compared with $1.04 for the third quarter of 2005, a 53% increase. The slightly larger percent increase in net income compared with net income per share resulted from an approximately 917,000 increase in the average number of diluted shares outstanding as a result of shares issued in connection with stock-based compensation plans.

Consolidated revenues for the nine months ended September 30, 2006 increased 19% to $2,017 million from $1,701 million in the same period of 2005. The growth in consolidated revenues was primarily due to a substantial increase in investment management services interest income related to asset/liability products and an increase in insurance investment income related to consolidated VIE interest income and growth in invested assets. Consolidated expenses for the nine months ended September 30, 2006 increased 20% to $1,132 million from $945 million in the same period of 2005 principally due to an increase in investment management services and insurance interest expense, which was commensurate with the increase in interest income. Net income for the nine months ended September 30, 2006 of $638 million was up 21% from $528 million

(24)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

in the same period of 2005. Net income per share for the nine months ended September 30, 2006 was $4.67 compared with $3.84 for the same period of 2005, a 22% increase. The slightly larger percent increase in net income per share compared with net income resulted from an approximately 1 million decrease in the average number of diluted shares outstanding as a result of share repurchases the Company made in the first half of 2005 partially offset by shares issued in connection with stock-based compensation plans.

The Company’s book value at September 30, 2006 was $52.35 per share, compared with $49.17 at December 31, 2005. The increase was principally driven by net income from operations, partially offset by a decline in the unrealized appreciation of investment securities due to the effect of rising interest rates.

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

The municipal obligations that MBIA Corp. insures include tax-exempt and taxable indebtedness of states, counties, cities, utility districts and other political subdivisions, as well as airports, higher education and healthcare facilities and similar authorities and obligations issued by private entities that finance projects which serve a substantial public purpose. The asset-backed and structured finance obligations insured by MBIA Corp. typically consist of securities that are payable from or which are tied to the performance of a specified pool of assets that, in most cases, have a defined cash flow. Securities of this type include residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, trade and export receivables, aircraft, equipment and real property leases and infrastructure projects.

The Company’s gross premiums written (GPW), net premiums written (NPW) and net premiums earned for the third quarter and first nine months of 2006 and 2005 are presented in the following table:

					Percent Change
					3rd Quarter	Year-to-date
					2006 vs. 2005	2006 vs. 2005
	3rd Quarter		Year-to-date
In millions	2006	2005	2006	2005
Gross premiums written:
U.S.	$133	$154	$383	$543	(14)%	(30)%
Non-U.S.	69	67	244	210	4%	16%

Total	$202	$221	$627	$753	(9)%	(17)%
Net premiums written:
U.S.	$120	$144	$349	$507	(17)%	(31)%
Non-U.S.	56	42	200	147	35%	36%

Total	$176	$186	$549	$654	(6)%	(16)%
Net premiums earned:
U.S.	$159	$151	$460	$464	5%	(1)%
Non-U.S.	53	53	175	164	1%	7%

Total	$212	$204	$635	$628	4%	1%

GPW reflects premiums received and accrued for in the period and does not include the present value of future cash receipts expected from installment premium policies originated during the period. GPW was $202 million in the third quarter of 2006, down 9% from the third quarter of 2005. The decrease in GPW resulted from a decline in the volume of U.S. public finance business written compared with the same period in 2005. For the nine months ended September 30, 2006, GPW decreased 17% due to a 30% decline in business written in the U.S.

NPW represents gross premiums written net of premiums ceded to reinsurers. Reinsurance enables the Company to cede exposure and comply with its single risk and credit guidelines, although the Company continues to be primarily liable on the reinsured policies. In the third quarter of 2006, NPW decreased 6% to $176 million from $186 million in the third

(25)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

quarter of 2005. The decrease in NPW was a result of the decrease in GPW, along with a decrease in premiums ceded to reinsurers. Premiums ceded to reinsurers from all insurance operations were $26 million or 13% of GPW in the third quarter of 2006 compared with $35 million or 16% of GPW in the third quarter of 2005. For the nine months ended September 30, 2006, NPW decreased 16% as a result of the decrease in GPW. Premiums ceded to reinsurers for the nine months ended September 30, 2006 were $78 million or 12% of GPW compared with $98 million or 13% of GPW in the first nine months of 2005.

Net premiums earned include scheduled premium earnings, as well as premium earnings from refunded issues. Net premiums earned in the third quarter of 2006 of $212 million increased 4% from $204 million in the third quarter of 2005. The increase in net premiums earned was due to a 37% increase in refunded premiums earned offset by a 2% decrease in scheduled premiums earned. In the nine months ended September 30, 2006, net premiums earned were $635 million, a slight increase over the first nine months of 2005 due to a 28% increase in refunded premiums earned offset by a 4% decrease in scheduled premiums earned.

MBIA evaluates the premium rates it charges for insurance guarantees through the use of internal and external rating agency quantitative models. These models assess the Company’s premium rates and return on capital results on a risk adjusted basis. In addition, market research data is used to evaluate pricing levels across the financial guarantee industry for comparable risks. The Company’s pricing levels indicate continued acceptable levels in overall portfolio profitability, and the Company believes the pricing charged for its insurance products produces results that meet its long-term return on capital targets.

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

CREDIT QUALITY Financial guarantee companies use a variety of approaches to assess the underlying credit risk profile of their insured portfolios. MBIA uses both an internally developed credit rating system as well as third-party rating sources in the analysis of credit quality measures of its insured portfolio. In evaluating credit risk, the Company obtains, when available, the underlying rating of the insured obligation before the benefit of its insurance policy from one or more nationally recognized rating agencies (Moody’s Investors Service, Inc. (Moody’s), Standard and Poor’s Corporation (S&P) and Fitch, Inc.). All references to insured credit quality distributions contained herein reflect the underlying rating levels from these third-party sources. Other companies within the financial guarantee industry may report credit quality information based upon internal ratings that would not be comparable to MBIA’s presentation.

Total net par insured rated A or above, before giving effect to MBIA’s guarantee, was 76% for the nine months ended September 30, 2006 compared with 83% for the same period of 2005, reflecting a change in the mix of business written. At September 30, 2006, 81% of the Company’s outstanding net par insured was rated A or above before giving effect to MBIA’s guarantee, flat with 81% at September 30, 2005.

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are shown in the following table:

(26)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

					Percent Change
					3rd Quarter	Year-to-date
Global Public Finance In millions	3rd Quarter		Year-to-date		2006 vs. 2005	2006 vs. 2005
	2006	2005	2006	2005
Gross premiums written:
U.S.	$65	$90	$192	$345	(28)%	(44)%
Non-U.S.	36	28	144	89	26%	63%

Total	$101	$118	$336	$434	(15)%	(23)%
Net premiums written:
U.S.	$63	$90	$187	$336	(30)%	(45)%
Non-U.S.	31	14	123	59	123%	109%

Total	$94	$104	$310	$395	(10)%	(22)%
Net premiums earned:
U.S.	$102	$95	$293	$291	7%	1%
Non-U.S.	26	26	89	77	1%	16%

Total	$128	$121	$382	$368	6%	4%

Global public finance GPW decreased 15% to $101 million in the third quarter of 2006 from $118 million in the third quarter of 2005. This decrease reflects a 28% decline in U.S. business as overall market issuance was down and fewer large transactions came to market relative to last year. Additionally, there was a significant decline in insured penetration and competition in the bond insurance market has been strong. Offsetting the decrease in U.S. business written was a 26% increase in non-U.S. business due to a larger number of international deals written in the third quarter of 2006 compared with the same period in 2005. NPW decreased 10% to $94 million in the third quarter of 2006 as a result of the decrease in GPW offset by a decrease in premiums ceded to reinsurers. The overall cession rate for business written during the third quarter of 2006 of 7% was down from 12% compared with the third quarter of 2005. In the third quarter of 2006, global public finance net premiums earned increased 6% to $128 million from $121 million in the third quarter of 2005. The increase in net premiums earned principally resulted from a 33% increase in refunded premiums earned from U.S. business written in prior periods.

For the nine months ended September 30, 2006, global public finance GPW decreased 23% compared with the same period in 2005. This decrease was due to a 44% decline in U.S. business written resulting from weak market conditions and strong competition, partially offset by a 63% increase in non-U.S. business written as a result of two significant international transactions that closed in the second quarter of 2006. Global public finance NPW decreased 22% in the first nine months of 2006 compared with the first nine months of 2005 as a result of the decrease in GPW. The cession rate in the first nine months of 2006 of 8% decreased slightly compared with 9% for the same period in 2005. In the first nine months of 2006, global public finance net premiums earned increased 4% to $382 million from $368 million in the first nine months of 2005, driven primarily by increased levels of refunded premiums earned from U.S. and non-U.S. business written in prior periods.

The average credit quality of global public finance net par insured by the Company in 2006 declined compared with 2005. Net par insured rated A or above, before giving effect to the Company’s guarantee, represented 82% of global public finance business written in the first nine months of 2006 compared with 91% for the same period in 2005. During 2006, a higher percentage of business was written in sectors that typically have a lower credit quality rating. At September 30, 2006 and 2005, 82% of the outstanding global public finance net par insured was rated A or above before the Company’s guarantee.

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are shown in the following table:

(27)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

	3rd Quarter		Year-to-date		Percent Change
					3rd Quarter	Year-to-date
Global Structured Finance In millions					2006 vs. 2005	2006 vs. 2005
	2006	2005	2006	2005
Gross premiums written:
U.S.	$68	$64	$191	$198	6%	(4)%
Non-U.S.	33	39	100	121	(13)%	(17)%

Total	$101	$103	$291	$319	(1)%	(9)%
Net premiums written:
U.S.	$57	$54	$162	$171	3%	(5)%
Non-U.S.	25	28	77	88	(8)%	(13)%

Total	$82	$82	$239	$259	(1)%	(8)%
Net premiums earned:
U.S.	$57	$56	$167	$173	2%	(3)%
Non-U.S.	27	27	86	87	1%	(2)%

Total	$84	$83	$253	$260	1%	(3)%

Global structured finance GPW decreased 1% in the third quarter of 2006 to $101 million from $103 million in the third quarter of 2005 as a result of decreases in non-U.S. business written. In the third quarter of 2006, global structured finance NPW decreased 1% due to the decrease in GPW. The overall cession rate for business written during the third quarter of 2006 and 2005 was 19%. In the third quarter of 2006, global structured finance net premiums earned of $84 million were 1% above the third quarter of 2005. Growth in net premiums earned has been adversely impacted by maturities and early terminations of previously written business.

Global structured finance GPW decreased 9% in the first nine months of 2006 to $291 million from $319 million in the first nine months of 2005 as a result of decreases in U.S. and non-U.S. business written. The global structured finance sector continues to be adversely impacted by increased competition, tight spreads and greater investor demand for uninsured transactions. Global structured finance NPW for the first nine months of 2006 decreased 8% due to the decrease in GPW, offset by a lower cession rate of 18% in the first nine months of 2006 compared with 19% in the same period of 2005. In the first nine months of 2006, global structured finance net premiums earned of $253 million were 3% below the first nine months of 2005 due to a $14 million decrease in scheduled net premiums earned from U.S. and non-U.S. business.

The credit quality of MBIA’s global structured finance net par insured rated A or above, before giving effect to the Company’s guarantee, was 70% in the first nine months of 2006, down from 72% in the same period of 2005. At September 30, 2006 and 2005, 78% of the outstanding global structured finance net par insured was rated A or above before giving effect to the Company’s guarantee.

INVESTMENT INCOME The Company’s insurance-related net investment income and ending asset balances at amortized cost for the third quarter and first nine months of 2006 and 2005 are presented in the following table:

					Percent Change
	3rd Quarter		Year-to-date		3rd Quarter	Year-to-date
In millions	2006	2005	2006	2005	2006 vs. 2005	2006 vs. 2005
Pre-tax income	$164	$130	$449	$379	27%	18%
After-tax income	$126	$103	$349	$300	23%	17%

Ending asset balances at amortized cost			$11,951	$10,609		13%

The Company’s insurance-related pre-tax net investment income, excluding net realized gains and losses, of $164 million in the third quarter of 2006 and $449 million in the first nine months of 2006 increased 27% and 18%, respectively, compared with the same periods of 2005. After-tax net investment income of $126 million in the third quarter of 2006 and $349 million in the first nine months of 2006 increased 23% and 17%, respectively, compared with the same periods of 2005.

(28)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Growth in pre-tax net investment income in the third quarter and first nine months of 2006 reflects an increase in consolidated VIE interest income of $7 million and $24 million, respectively. VIE interest income is generated from interest bearing assets held by such entities and supports the payment of VIE interest expense on debt issued by these entities. Additionally, third quarter 2006 pre-tax net investment income also included $13 million related to Northwest Airlines’ enhanced equipment trust certificates that the Company received in connection with a remediation and $6 million related to non-recurring interest received on reimbursed expenses with no comparable amounts recorded in the third quarter of 2005. See the Risk Management section for additional information on the Northwest Airlines’ enhanced equipment trust certificates.

Excluding VIE and Northwest Airlines’ enhanced equipment trust certificates interest income and non-recurring interest received on reimbursed expenses, insurance-related net investment income increased 6% and 7% on a pre-tax and after-tax basis, respectively, in the first nine months of 2006 compared with the first nine months of 2005. These increases were attributable to growth in average invested assets as a result of premium receipts and slightly higher average investment yields. Ending asset balances at amortized cost, excluding VIE and Northwest Airlines’ enhanced equipment trust certificates assets, were $10,261 million and $9,809 million at September 30, 2006 and 2005, respectively. Tax-exempt investments represented 52% and 54% of ending asset balances, excluding VIE and Northwest Airlines’ enhanced equipment trust certificates assets, at September 30, 2006 and 2005, respectively.

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

Fee and reimbursement revenues increased 79% to $17 million in the third quarter of 2006 from $10 million in the third quarter of 2005. In the nine months ended September 30, 2006, fee and reimbursement revenues increased 45% to $29 million from $20 million in the same period of 2005. The increase in the third quarter and nine months ended September 30, 2006 was principally driven by an increase in loss prevention expense reimbursements. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

NET GAINS AND LOSSES Net realized gains in the insurance operations were $4 million in the third quarter of 2006 compared with net realized losses of $8 million in the third quarter of 2005. In the nine months ended September 30, 2006, net realized gains in the insurance operations were $14 million compared with net realized losses of $6 million in the same period of 2005. Net realized gains and losses are largely due to sales of investment securities, including the sale of the Company’s investment in Ram Re Holdings, Inc., the holding company of Ram Reinsurance Company, Ltd., which generated an $11 million gain in the second quarter of 2006. Additionally, net realized gains include a $14 million impairment loss recorded on a salvage receivable in the first quarter of 2006.

Net losses on derivative instruments and foreign exchange in the insurance operations, which typically represent changes in the market value of the Company’s insured credit derivative portfolio, were $5 million in the third quarter of 2006 compared with net gains of $2 million in the third quarter of 2005. Net losses in the third quarter of 2006 primarily resulted from the reversal of derivative gains on contracts that terminated. For the nine months ended September 30, 2006 and 2005, net gains on derivative instruments and foreign exchange in the insurance operations were $1 million.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) The following table shows the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves at the end of the third quarter of 2006 and 2005, as well as its loss provision and case basis activity for the first nine months of 2006 and 2005.

(29)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

	September 30,		Percent Change
In millions	2006	2005	2006 vs. 2005
Case-specific:
Gross	$466	$425	10%
Reinsurance recoverable on unpaid losses	47	46	3%

Net case reserves	$419	$379	11%
Unallocated	259	287	(10)%

Net loss and LAE reserves	$678	$666	2%

Gross loss and LAE reserves	$725	$711	2%

Losses and LAE	$61	$63	(4)%

Case basis activity	$9	$89	(90)%

The Company recorded $61 million in losses and LAE in the first nine months of 2006, down from $63 million in the first nine months of 2005. The variance in losses and LAE corresponds to the decrease in scheduled net earned premium, as scheduled net earned premium is the base upon which the Company’s 12% loss factor is applied. At September 30, 2006, the Company had $259 million in unallocated loss reserves, which represent the Company’s estimate of losses associated with credit deterioration that have occurred in the Company’s insured portfolio but have not been specifically identified and are available for future case-specific activity.

During the nine months ended September 30, 2006, total net case basis activity transferred from the Company’s unallocated loss reserve was $9 million compared with $89 million during the same period in 2005. Net case basis activity during 2006 consisted of loss reserves for insured obligations within the CDO, equipment lease pools and home equity loan sectors, MBIA’s guaranteed tax lien portfolio and insured obligations issued by Allegheny Health, Education and Research Foundation (AHERF). Largely offsetting these loss reserves were reversals of previously established case basis reserves within the aircraft enhanced equipment trust certificates (EETCs) and manufactured housing sectors. Net case basis activity during 2005 primarily consisted of loss reserves related to insured obligations within the collateralized debt obligation, manufactured housing and mortgage-backed sectors and within MBIA’s guaranteed tax lien portfolios.

During the second quarter of 2006, the Company reduced its previously established case loss reserves relating to insured EETCs secured by aircraft financed by Northwest Airlines primarily as a result of claim payments it made, the sale of unsecured claims against Northwest Airlines, which provided unanticipated proceeds, the sale of selected collateral (aircraft) from one of the securitizations and an agreement to sell collateral from another securitization. The reduction of these case loss reserves, net of claim payments and salvage receipts, contributed $57 million to the Company’s unallocated loss reserve. Partially offsetting the reduction in case loss reserves in the second quarter of 2006 was a $32 million increase to a case loss reserve related to a static multi-sector CDO transaction.

MBIA continues to closely monitor the manufactured housing sector, which has experienced continued stress during the last several years. MBIA ceased writing business in this sector in 2000, other than through certain MBIA-insured CDO transactions. At September 30, 2006, the Company had $21 million in case basis reserves, net of reinsurance, covering net insured par outstanding of $530 million on three different transactions within the manufactured housing sector. The Company had additional manufactured housing exposure of $1.7 billion in net insured par outstanding as of September 30, 2006, of which approximately 35% has been placed on the Company’s “Caution List-Medium” and “Caution List-High.” An explanation of the Company’s “Classified List” and “Caution Lists” is provided below.

The Company has significant exposures in its insured portfolio relating to regions impacted by Hurricane Katrina. Insured credits in these regions encompass various types of sectors, including general obligation bonds, tax-backed, healthcare, transportation and higher education, among others. The Company is continuing its communication with issuers, trustees and relevant state officials to evaluate the actual and potential impact that the hurricane may have on its insured credits. During the second quarter of 2006, the Company paid a $6 million claim relating to an issuer affected by Hurricane Katrina, for which a reimbursement was received in the fourth quarter of 2006. At September 30, 2006, MBIA’s exposure to this issuer was $24.1 million in net insured par outstanding.

In July 2006, Eurotunnel petitioned for protection under the Paris commercial court for a safeguard procedure, a new procedure under French law with limited similarities to a U.S. Chapter 11 reorganization. At an August 2, 2006 hearing, the

(30)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

commercial court granted Eurotunnel protection under the safeguard procedure. Debt restructuring talks are ongoing and MBIA continues to work with the creditors committee toward a consensual restructuring plan to be approved by all Eurotunnel stakeholders. At September 30, 2006, MBIA had approximately $1.5 billion of net par outstanding related to insured Eurotunnel debt obligations. During the third quarter of 2006, MBIA made a $0.9 million claim payment related to Eurotunnel, for which it expects to be fully reimbursed. The Company believes that it will not incur an ultimate loss on its Eurotunnel exposure and, therefore, has not established a case loss reserve for this credit.

In October 2006, MBIA exercised a call right with respect to MBIA-insured notes issued by a 2000 vintage static multi-sector CDO in order to reduce future interest costs under its guarantee. Under the terms of the trust agreement, MBIA had the right to call the notes at par as a result of the occurrence of an event of default. In connection with its call of the notes, in October 2006 the Company made a claim payment of $177 million representing the insured outstanding principal, the proceeds of which were used by the trustee to repay the insured notes. The payment, net of estimated salvage, will be applied against MBIA’s existing case basis reserve for this transaction. MBIA did not record additional case basis losses in the third quarter of 2006 for this transaction.

MBIA’s Insured Portfolio Management (IPM) Division is responsible for monitoring MBIA insured issues. The level and frequency of MBIA’s monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If IPM identifies concerns with respect to the performance of an insured issue it may designate such insured issue as “Caution List-Low,” “Caution List-Medium” or “Caution List-High.” The designation of any insured issue as “Caution List-Medium” or “Caution List-High” is based on the nature and extent of these concerns and requires that increased monitoring and, if needed, a remediation plan be implemented for the related insured issue.

In the event MBIA determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that insured issue. As of September 30, 2006, MBIA had 41 open case basis issues on its “Classified List” that had $419 million in aggregate case reserves, net of reinsurance. The Company does not establish any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” until such issues are placed on the Company’s “Classified List.”

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is probable and estimable in the future. At September 30, 2006, case basis reserves were comprised of the following:

Dollars in millions	Number of Case Basis Issues	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	34	$430	$2,743
Issues without defaults	7	36	633

Total gross	41	$466	$3,376

Net of reinsurance:
Issues with defaults	34	$405	$2,340
Issues without defaults	7	14	569

Total net	41	$419	$2,909

When MBIA becomes entitled to the underlying collateral or to a reimbursement of an insured credit under salvage and subrogation rights as a result of having paid a claim, it records the related salvage and subrogation as an asset. Such amounts are included in the Company’s balance sheet within “Other assets.” As of September 30, 2006 and December 31, 2005, the Company had salvage and subrogation of $96 million and $143 million, respectively. The decrease in salvage and subrogation principally resulted from amounts collected during the third quarter of 2006. The amount recorded as salvage and subrogation may be influenced by several factors during any period, such as the level of claim payments made for which the Company is entitled to reimbursements, amounts collected and impairment write-downs.

As a result of discussions in January and February 2005 between the SEC staff and several financial guarantee industry participants, including MBIA, the Financial Accounting Standards Board (FASB) staff is considering whether additional guidance with respect to accounting for financial guarantee insurance should be provided. In June 2005, the FASB decided to add to its agenda a project to consider the accounting by insurers for financial guarantee insurance. As part of this project, the FASB is considering several aspects of the insurance accounting model for financial guarantee insurers, including claims liability recognition, premium recognition and the related amortization of

(31)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

deferred policy acquisition costs. When the FASB or the SEC reaches a conclusion on this issue, the Company and its financial guarantor peers may be required to change some aspects of its loss reserving policies and the potential changes could extend to premium and expense recognition. The FASB is expected to issue proposed guidance in the fourth quarter of 2006 and final guidance in 2007. The Company cannot currently assess how the FASB and SEC staff’s ultimate resolution of this issue will impact its loss reserving policy or the effect it might have on recognizing premium revenue and policy acquisition costs. Until the issue is resolved, the Company intends to continue to apply its existing policies with respect to the establishment of both case basis and unallocated loss reserves and the recognition of premium revenue and policy acquisition costs. A description of the Company’s loss reserving policy is included in “Note 3: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005.

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

In the first quarter of 2006 and in connection with its remediation efforts, MBIA exercised a call right with respect to $411 million of MBIA-insured Northwest Airlines’ enhanced equipment trust certificates issued by Northwest Airlines Pass Through Trust 2000-1G (the Certificates). Under the terms of the trust agreement relating to the Certificates, MBIA had the right to call the Certificates at par as a result of the bankruptcy filing by Northwest Airlines. MBIA entered into an agreement with a third party under which the third party financed the call of the Certificates and purchased the Certificates from MBIA as part of a planned future securitization of the Certificates. MBIA’s insurance policy guaranteeing payment of the Certificates remains in effect.

Due to certain continuing rights MBIA possesses with respect to the Certificates, MBIA recorded the Certificates and the related financing on its balance sheet under the requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Certificates are included within “Short-term investments” and the related financing is included within “Payable for investments purchased” on the Company’s Consolidated Balance Sheets. During the third quarter of 2006, the carrying value of the Certificates and the related financing was $260 million as a result of principal payments associated with the sale of certain aircraft collateralizing the Certificates. At such time that MBIA no longer possesses its continuing rights with respect to the Certificates, including the potential completion of a securitization of the Certificates, the Certificates and the related financing are expected to no longer be recorded on the Company’s Consolidated Balance Sheets.

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

As of September 30, 2006, the aggregate amount of insured par ceded by MBIA to reinsurers under reinsurance agreements was $69 billion. Additionally, the Company has other reimbursement agreements not accounted for as reinsurance, primarily with a Single-A rated reinsurer, covering $6 billion of insured par. The following table displays the percentage ceded to and reinsurance recoverable from reinsurers by rating levels:

(32)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Reinsurers	Standard & Poor’s Rating	Moody’s Rating	Percentage of Total Par Ceded	Reinsurance Recoverable (in thousands)
Channel Reinsurance Ltd.	AAA	Aaa	46.78%	$5,681
Assured Guaranty Corp.	AAA	Aa1	15.93	13,282
Ram Reinsurance Company, Ltd.	AAA	Aa3	12.69	950
Ambac Assurance Corporation	AAA	Aaa	8.61	—
Mitsui Sumitomo Insurance Company Ltd.	AA-	Aa3	6.23	48
Swiss Reinsurance Company, Zurich, Switzerland	AA-	Aa2	3.19	—
Radian Asset Assurance Inc.	AA	Aa3	1.59	8,134
Assured Guaranty Re Ltd.	AA	Aa2	0.81	—
Sompo Japan Insurance Inc.	AA-	Aa3	0.72	36
Export Development Canada	AAA	Aaa	0.61	—
Transatlantic Reinsurance Company	AA-	Aa3	0.57	1,648
Other (1)	A or above	A1 or above	2.20	16,942
Not Currently Rated			0.07	281

Total			100.00%	$47,002

(1)	Several reinsurers within this category are not rated by Moody’s.

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

The Company’s insurance expenses, as well as its expense ratio, are shown in the following table:

					Percent Change
					3rd Quarter	Year-to-date
	3rd Quarter		Year-to-date		2006 vs. 2005	2006 vs. 2005
In millions	2006	2005	2006	2005
Gross expenses	$64	$65	$190	$195	(3)%	(3)%

Amortization of deferred acquisition costs	$17	$16	$50	$50	4%	1%
Operating expenses	37	39	110	100	(4)%	10%

Total insurance operating expenses	$54	$55	$160	$150	(2)%	7%

Expense ratio	25.5%	27.0%	25.2%	23.9%

In the third quarter of 2006, the amortization of deferred acquisition costs increased 4% compared with the third quarter of 2005, in line with the increase in insurance premiums earned. Since December 31, 2004, there has been an increase in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. The increasing ratio reflects higher costs associated with acquiring new policies and a decrease in deferred premiums. Operating expenses decreased 4% to $37 million in the third quarter of 2006 from $39 million in the third quarter of 2005. This decrease was largely due to a reduction in loss prevention costs.

(33)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

In the nine months ended September 30 2006, the amortization of deferred acquisition costs increased slightly compared with the same period of 2005, in line with the increase in insurance premiums earned. Operating expenses increased 10% to $110 million in the nine months ended September 30, 2006 from $100 million in the same period of 2005. The increase in operating expenses was principally due to a decrease in the rate at which compensation costs are deferred as policy acquisition costs.

Financial guarantee insurance companies use the expense ratio (amortization of deferred acquisition costs and operating expenses divided by net premiums earned) as a measure of expense management. The Company’s expense ratio for the third quarter of 2006 of 25.5% was lower than the ratio for the third quarter of 2005 of 27.0% due to the decrease in operating expenses in 2006. For the nine months ended September 30, 2006, the Company’s expense ratio of 25.2% increased from 23.9% for the nine months ended September 30, 2005 due to higher operating expenses in 2006.

INTEREST EXPENSE Interest expense from MBIA’s insurance operations, which primarily consists of interest related to debt issued by consolidated VIEs, the financing of the Northwest Airlines Pass Through Trust 2000-1G certificates and agreements accounted for as deposits, increased to $22 million in the third quarter of 2006 from $8 million in the third quarter of 2005. The increase primarily resulted from additional VIEs being consolidated by the Company during 2005 and the financing of the Northwest Airlines Pass Through Trust 2000-1G certificates in 2006. Interest expense related to consolidated VIEs was $15 million and $7 million in the third quarters of 2006 and 2005, respectively. For the nine months ended September 30, 2006, interest expense from MBIA’s insurance operations increased to $54 million from $20 million in the same period of 2005. The increase primarily related to a $23 million increase in VIE interest expense and $10 million of interest expense related to the financing of the Northwest Airlines Pass Through Trust 2000-1G certificates. Interest expense related to consolidated VIEs was $40 million and $17 million in the nine months ended September 30, 2006 and 2005, respectively.

VARIABLE INTEREST ENTITIES The Company provides structured funding and credit enhancement services to global finance clients through the use of certain MBIA-administered, bankruptcy-remote special purpose vehicles (SPVs) and through third-party SPVs, of which certain third-party SPVs are consolidated within the financial statements of the Company. Third-party SPVs are used in a variety of structures guaranteed or managed by MBIA, whereby the Company has risks analogous to those of MBIA-administered SPVs. The Company has determined that such SPVs fall within the definition of a VIE under FIN 46(R), “Consolidation of Variable Interest Entities (Revised).” Under the provisions of FIN 46(R), MBIA must determine whether it has a variable interest in a VIE and if so, whether that variable interest would cause MBIA to be the primary beneficiary. The primary beneficiary is the entity that will absorb the majority of the expected losses, receive the majority of the expected residual returns, or both, of the VIE and is required to consolidate the VIE.

In the third quarter of 2004, the Company began consolidating two VIEs established in connection with the Capital Asset Research Funding Series 1997A and Series 1998A tax lien securitizations to which the Company provided financial guarantees. The assets of these entities, which are principally reported within “Other assets” on the Company’s Consolidated Balance Sheets, totaled $1.0 million at September 30, 2006 and $2.5 million at December 31, 2005. Liabilities of the securitizations substantially represented amounts due to MBIA, which were eliminated in consolidation. Additionally, the Company consolidates certain third-party VIEs as a result of financial guarantees provided by the insurance operations. Third-party VIE assets and liabilities are primarily reported in “Investments held-to-maturity” and “Variable interest entity floating rate notes,” respectively, on the Company’s Consolidated Balance Sheets. The assets and liabilities of these VIEs each totaled $1.5 billion at September 30, 2006 and $1.3 billion at December 31, 2005. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies.

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

In the third quarter of 2006, investment management services revenues of $314 million increased 17% compared with the third quarter of 2005. Excluding realized gains and losses from investment securities and gains and losses on derivative

(34)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

instruments and foreign exchange, revenues of $309 million increased 37% compared with the third quarter of 2005. For the nine months ended September 30, 2006, total revenues of $875 million increased 32% over the same period in 2005. Excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, revenues of $861 million increased 39% over the nine months ended September 30, 2005. The increases in revenues for the three and nine months ended September 30, 2006 were driven by growth in the asset/liability products and advisory segments. Revenues in the asset/liability products segment were favorably impacted by volume growth in investment agreements and MTNs. The advisory services segment revenues were favorable due to growth in assets under management, particularly in cash management products due to higher interest rates in 2006. Conduit segment revenues decreased in the quarter primarily due to a decline in investment income resulting from deal run-off. Conduit segment revenues increased for the nine months ended September 30, 2006 due to the impact of higher interest rates on conduit interest rate swaps that pay a fixed rate and receive a floating rate, partially offset by a decline in investment income resulting from deal run-off. Total investment management services expenses in the third quarter of 2006 were $283 million, up 40% compared with the third quarter of 2005. For the nine months ended September 30, 2006, total expenses of $785 million increased by 42% compared with the same period of 2005. The increases in expenses for the three and nine months ended September 30, 2006 were primarily driven by higher interest expense in asset/liability products, consistent with the increase in interest revenues, and the impact of higher interest rates on conduit floating rate debt, which was offset by the increase in interest revenues on swaps.

Net realized gains from investment securities in the investment management services operations were $0.4 million in the third quarter of 2006 compared with net realized gains of $1.3 million in the third quarter of 2005. For the nine months ended September 30, 2006, net realized gains were $5 million compared with net realized gains of $3 million in the same period of 2005. Net realized gains and losses are generated from the ongoing management of the investment portfolios.

Net gains on derivative instruments and foreign exchange from the investment management services operations in the third quarter of 2006 were $5 million compared with net gains of $42 million in the third quarter of 2005. Of the $42 million net gains recorded in the third quarter of 2005, $30 million resulted from the restatement of contracts that did not meet certain technical requirements of short-cut method hedge accounting and could not be treated as part of hedging relationships. In the fourth quarter of 2005, these contracts were redesignated as accounting hedges and, as a result, their income statement volatility has been substantially reduced. For the nine months ended September 30, 2006, net gains on derivative instruments and foreign exchange were $9 million compared with net gains of $42 million for the nine months ended September 30, 2005.

Fixed-income ending assets under management as of September 30, 2006, excluding conduit assets, were $55 billion, 24% above the 2005 year-end level and the September 30, 2005 level. Conduit assets totaled $3.7 billion. Conduit assets are held to their contractual maturities and are originated and managed differently from those held as available-for-sale by the Company or those managed for third parties. The following table summarizes the consolidated investment management services results and assets under management, excluding conduit assets, for the third quarter and first nine months of 2006 and 2005:

					Percent Change
	3rd Quarter		Year-to-date		3rd Quarter	Year-to-date
In millions	2006	2005	2006	2005	2006 vs. 2005	2006 vs. 2005
Interest and fees	$309	$226	$861	$618	37%	39%
Net realized gains (losses)	—	1	5	3	(72)%	86%
Net gains (losses) on derivative instruments and foreign exchange	5	42	9	42	(87)%	(79)%

Total revenues	314	269	875	663	17%	32%

Interest expense	264	185	730	501	43%	46%
Operating expenses	19	18	55	52	4%	6%

Total expenses	283	203	785	553	40%	42%

Pre-tax income	$31	$66	$90	$110	(52)%	(19)%

Ending assets under management:
Fixed-income			$55,036	$44,289		24%

The following provides a summary of each of the investment management services businesses by segment.

(35)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Asset/liability products’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, totaled $18 million in the third quarter of 2006, up 23% compared with the third quarter of 2005. For the nine months ended September 30, 2006, asset/liability products’ pre-tax income of $50 million, excluding gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, increased 23% compared with the same period of 2005. At September 30, 2006, principal and accrued interest outstanding on investment agreement and medium-term note obligations and securities sold under agreements to repurchase totaled $18.8 billion compared with $15.7 billion at December 31, 2005. Assets supporting these agreements had market values of $19.0 billion and $15.9 billion at September 30, 2006 and December 31, 2005, respectively. These assets are comprised of high-quality securities with an average credit quality rating of Double-A.

Advisory services’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, totaled $6 million in the third quarter of 2006, up 9% compared with the third quarter of 2005. For the nine months ended September 30, 2006, advisory services’ pre-tax income of $17 million, excluding gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, increased 6% over 2005. Third-party ending assets under management were $25.2 billion and $17.9 billion at September 30, 2006 and December 31, 2005, respectively. The market values of assets related to the Company’s insurance and corporate investment portfolios managed by the investment management services operations at September 30, 2006 were $10.6 billion, up from $10.2 billion at December 31, 2005.

Conduit program pre-tax income, excluding gains and losses on derivative instruments and foreign exchange, totaled $2 million in the third quarter of 2006 compared with $3 million in the third quarter of 2005. For the nine months ended September 30, 2006, conduit program pre-tax income of $8 million, excluding gains and losses on derivative instruments and foreign exchange, was down 8% compared to 2005 due to deal run-off. Certain of MBIA’s consolidated subsidiaries have invested in MBIA’s conduit debt obligations or have received compensation for services provided to MBIA’s conduits. As such, MBIA has eliminated intercompany transactions with its conduits from its balance sheet and income statement. After the elimination of such intercompany assets and liabilities, conduit investments and conduit debt obligations were $3.6 billion and $3.5 billion, respectively, at September 30, 2006. The difference between the investments and debt obligations is primarily the result of the elimination of conduit debt owned by other MBIA subsidiaries. The effect of the elimination on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments, representing investments in conduit medium-term notes by other MBIA subsidiaries, with a corresponding reduction of conduit medium-term notes.

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

CORPORATE

The corporate operations consist of revenues and expenses related to general corporate activities and Capital Asset. The corporate operations incurred a loss of $20 million in the third quarter of 2006 compared with a loss of $99 million in the same period of 2005. For the nine months ended September 30, 2006, the corporate operations incurred a loss of $58 million compared with a loss of $143 million in the same period of 2005.

In the third quarter of 2006, net investment income declined 6% to $3.3 million from $3.5 million in the third quarter of 2005. For the nine months ended September 30, 2006, net investment income declined 38% to $11 million from $17 million in the same period of 2005. The 38% decrease was driven by substantially lower average invested assets in 2006 resulting from share repurchases the Company completed in the first half of 2005. Average invested assets in the first nine months of 2005 included proceeds from additional debt issued by MBIA Inc. and dividends paid by MBIA Corp. to MBIA Inc. in the fourth quarter of 2004.

(36)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Net realized gains from investment securities in the corporate operations were $0.9 million in the third quarter of 2006 compared with $0.2 million in the third quarter of 2005. During the nine months ended September 30, 2006, the corporate operations generated net realized gains of $2.3 million compared with net realized losses of $1.4 million in the same period of 2005. Net realized gains and losses were generated from the ongoing management of the investment portfolios.

The corporate operations incurred interest expense of $20 million in the third quarter of 2006 compared with $22 million in the third quarter of 2005. During the nine months ended September 30, 2006, the corporate operations incurred interest expense of $61 million compared with $66 million in the same period of 2005. The decrease in interest expense for the three and nine months ended September 30, 2006 resulted from the retirement of $100 million of debt in the fourth quarter of 2005.

Corporate expenses were $5 million and $11 million in the three and nine months ended September 30, 2006, respectively, compared with $81 million and $92 million in the three and nine months ended September 30, 2005, respectively. The decreases in corporate expenses resulted from the $75 million accrual made in the third quarter of 2005, representing the estimated amount the Company expects to pay in connection with a settlement of the regulatory investigations of the Company. In addition, in the nine months ended September 30, 2006 there was a decline of approximately $5 million in costs for professional services principally associated with the regulatory investigations.

TAXES

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. In general, the effective tax rate fluctuates from time to time as the Company manages its investment portfolio on an after-tax total return basis. The effective tax rate for continuing operations for the third quarter of 2006 decreased to 29.4% from 35.2% for the third quarter of 2005. For the nine months ended September 30, 2006, the effective tax rate for continuing operations decreased to 28.1% from 30.1% for the nine months ended September 30, 2005. The higher effective tax rate in both periods of 2005 resulted from the $75 million accrual related to the settlement of the regulatory investigations, most of which was not deductible for purposes of calculating the Company’s Federal income taxes.

CAPITAL RESOURCES

The Company carefully manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its Triple-A claims-paying ratings. Capital resources are defined by the Company as total shareholders’ equity, long-term debt issued for general corporate purposes and various soft capital credit facilities. At September 30, 2006, total shareholders’ equity was $7.1 billion and total long-term debt was $1.2 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital (shareholders’ equity plus long-term debt). The following table shows the Company’s long-term debt and the ratio used to measure it:

	September 30, 2006	December 31, 2005
Long-term debt (in millions)	$1,216	$1,210
Long-term debt to total capital	15%	16%

In July 2004, the Company received authorization from its Board of Directors to repurchase 1 million of common shares under a share repurchase program. On August 5, 2004, the Company’s Board of Directors authorized the repurchase of an additional 14 million shares of common stock in connection with this program. As of September 30, 2006, the Company had repurchased a total of 10 million shares under the program at an average price of $57.25 per share. The Company did not repurchase any shares in the nine months ended September 30, 2006.

The Company has various soft capital credit facilities, such as lines of credit and equity-based facilities at its disposal, which further support its claims-paying resources. At September 30, 2006, MBIA Corp. maintained a $450 million limited recourse standby line of credit facility with a group of major Triple-A rated banks to provide funds for the payment of claims in excess of the greater of $500 million of cumulative claims, net of recoveries, or 5% of average annual debt service with respect to public finance transactions. The agreement is for a ten-year term, which expires in March 2015.

MBIA Corp. has access to $400 million of Money Market Committed Preferred Custodial Trust securities (CPCT securities) issued by eight trusts, which were created for the primary purpose of issuing CPCT securities and investing the proceeds in high-quality commercial paper or short-term U.S. Government obligations. MBIA Corp. has a put option to sell to the trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the trusts will transfer the

(37)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

proceeds to MBIA Corp. in exchange for the preferred stock that will be held by the trusts. The trusts are vehicles for providing MBIA Corp. the opportunity to access new capital at its sole discretion through the exercise of the put options. The trusts are rated AA and Aa2 by S&P and Moody’s, respectively. To date, MBIA Corp. has not exercised its put options under any of these arrangements.

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

The consolidated liquidity and operating cash requirements of the Company are met by cash flows generated from operations, which were more than adequate in the nine months ended September 30, 2006. The Company’s operating cash flows totaled $710 million in the nine months ended September 30, 2006 compared with $621 million in the same period of 2005. The majority of net cash provided by operating activities is generated from premium writings and investment income in the Company’s insurance operations. Management of the Company believes that cash flows from operations will be sufficient to meet the Company’s liquidity and operating cash requirements for the foreseeable future.

Under New York State insurance law, without prior approval of the superintendent of the state insurance department, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In MBIA Corp.’s case, regular dividends in any 12-month period cannot be greater than 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements. During the nine months ended September 30, 2006, MBIA Corp. declared and paid regular dividends of $339 million to MBIA Inc. As of September 30, 2006, under the formula applicable to the payment of dividends, MBIA Corp. has dividend capacity of $12.1 million without special regulatory approval.

The Company has significant liquidity supporting its businesses. At September 30, 2006, cash, cash equivalents and short-term investments totaled $2.3 billion. If, for any reason, significant cash flow reductions occur in any of its businesses, MBIA has alternatives for meeting ongoing cash requirements. They include selling or pledging its fixed-income investments in its investment portfolio, utilizing existing liquidity facilities and new borrowings.

As a part of MBIA’s external borrowing capacity, it maintained a $500 million bank line with a group of highly rated global banks. In the second quarter of 2006, the Company negotiated more favorable terms of the bank line, including an extension of the maturity from April 2010 to May 2011. At September 30, 2006, there was no balance outstanding under the facility.

The available-for-sale investment portfolio provides a high degree of liquidity, since it is comprised of readily marketable high-quality fixed-income securities and short-term investments. At September 30, 2006, the fair value of the consolidated available-for-sale investment portfolio was $30.2 billion, as shown in the following table:

(38)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

In millions	September 30, 2006	December 31, 2005	Percent Change
			2006 vs. 2005
Available-for-sale investments:
Insurance operations:
Amortized cost	$10,520	$9,940	6%
Unrealized net gain (loss)	260	310	(16)%

Fair value	$10,780	$10,250	5%
Investment management services operations:
Amortized cost	$18,928	$15,684	21%
Unrealized net gain (loss)	186	286	(35)%

Fair value	$19,114	$15,970	20%
Corporate operations:
Amortized cost	$341	$166	105%
Unrealized net gain (loss)	(4)	(1)	(203)%

Fair value	$337	$165	104%

Total available-for-sale portfolio:
Amortized cost	$29,789	$25,790	16%
Unrealized net gain (loss)	442	595	(26)%

Fair value	$30,231	$26,385	15%

The increase in the amortized cost of insurance-related available-for-sale investments in the nine months ended September 30, 2006 was the result of positive cash flow from operations offset by dividend payments from MBIA Corp. to MBIA Inc. The increase in the amortized cost of available-for-sale investments in the investment management services operations was the result of growth in the Company’s asset/liability products program. The increase in the amortized cost of corporate investments was due to dividends received from the insurance operations.

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

During the nine months ended September 30, 2006, there was an increase in the amount of unrealized losses from MBIA’s consolidated investment portfolio recorded in accumulated other comprehensive income. This increase resulted solely from the effects of rising interest rates on fixed rate securities. MBIA has evaluated whether such unrealized losses were other than temporary given the circumstances that gave rise to the unrealized losses, along with MBIA’s ability and intent to hold these securities to maturity or until such time as to recover an amount equal to their amortized cost. Based on its evaluation, the Company did not consider any of the unrealized losses to be other than temporary. If circumstances change, such as unexpected credit-related actions of an issuer of a security, the general interest rate environment or liquidity events, among others, MBIA will reevaluate its intent to hold a security and determine whether an impairment loss should be realized in current net income.

The weighted average credit quality of the Company’s fixed-income investment portfolios has been maintained at Double-A since its inception. The quality distribution of the Company’s fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of September 30, 2006 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

(39)

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

	Insurance		Investment Management Services		Investments Held-to- Maturity		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Aaa	$6,639	67%	$10,408	57%	$3,612	72%	$20,659	63%
Aa	2,311	24%	3,957	22%	331	6%	6,599	19%
A	795	8%	3,683	20%	1,100	22%	5,578	17%
Baa	52	1%	97	1%	—	—	149	1%

Total	$9,797	100%	$18,145	100%	$5,043	100%	$32,985	100%

MBIA’s consolidated investment portfolio includes investments that are insured by MBIA Corp. (MBIA Insured Investments). At September 30, 2006, MBIA Insured Investments at fair value represented $3.2 billion or 10% of the Company’s total investments, excluding conduit investments. Conduit investments represented $3.6 billion or 10% of the Company’s total investments. Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the consolidated investment portfolio, as of September 30, 2006, based on the actual or estimated underlying ratings (i) the weighted average rating of the investment portfolio would be in the Aa range, (ii) the weighted average rating of just the MBIA Insured Investments in the investment portfolio would be in the A range and (iii) less than 1% of the investment portfolio would be rated below investment grade.

The underlying ratings of the MBIA Insured Investments as of September 30, 2006 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating service, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Underlying Ratings Scale In millions	Insurance Portfolio	Investment Management Services Portfolio	Held-to- Maturity Investment Portfolio	Total
Aaa	$200	$365	$197	$762
Aa	60	195	450	705
A	254	1,017	2,005	3,276
Baa	185	778	960	1,923
Below Investment Grade	101	52	—	153

Total	$800	$2,407	$3,612	$6,819

Typically, conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the conduits. All transactions currently funded in the conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted average underlying rating for transactions currently funded in the conduits was A by S&P and A2 by Moody’s at the time such transactions were funded. MBIA estimates that the current weighted average underlying rating of all outstanding conduit transactions was A by S&P and A2 by Moody’s as of September 30, 2006.

The Company generates significant liquidity from its operations, as described above. Because of its risk management policies and procedures, diversification and reinsurance, the Company believes that the occurrence of an event that would significantly adversely affect liquidity is unlikely.

(40)

PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes in the Company’s market risk during the nine months ended September 30, 2006. For additional information on market risk, refer to page 37 of the Company’s 2005 Annual Report or Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risk” of the Company’s Form 10-K for the year ended December 31, 2005.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In July 2002, MBIA Corp. filed suit against Royal Indemnity Company (Royal) in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $354 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal had filed an action seeking a declaration that it is not obligated to pay on its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. Royal appealed the order, and, in connection with the appeal, pledged $397 million of investment grade collateral to MBIA Corp. to secure the entire amount of the judgment, with interest, and has agreed to post additional security for future claims and interest.

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

(41)

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

Certain officers of the Company and certain members of the Company’s Board of Directors have been named as defendants in a shareholder derivative action filed in the Supreme Court of New York, Westchester County on November 9, 2005: Robert Purvis, Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph W. Brown, Neil G. Budnick, C. Edward Chaplin, David C. Clapp, Clifford D. Corso, Gary C. Dunton, Claire L. Gaudiani, Daniel P. Kearney, Laurence H. Meyer, Debra J. Perry, John A. Rolls, and Ruth M. Whaley (Case No. 20099-05) (the Purvis Litigation). The plaintiff asserts claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties by the named defendants in connection with the Company’s accounting for certain transactions, including the AHERF loss. In addition, the plaintiff alleges that the officer defendants were unjustly enriched as a result of such alleged breach. The lawsuit seeks disgorgement to the Company of compensation granted to such officers, legal costs and unspecified equitable relief to remedy defendant’s breaches of fiduciary duties.

Certain current and former officers of the Company and certain current and former members of the Company’s Board of Directors have been named as defendants in a shareholder derivative action filed in the United States District Court, Southern District on April 24, 2006: J. Robert Orton Jr., Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph

(42)

(Jay) W. Brown, Gary C. Dunton, Neil G. Budnick, Nicholas Ferreri, Douglas C. Hamilton, Juliette S. Tehrani, Richard L. Weill, David H. Elliott, Claire L. Gaudiani, Daniel P. Kearney, David C. Clapp, John A. Rolls, C. Edward Chaplin, Debra J. Perry, Laurence Meyer, Jeffrey W. Yabuki, Pierre-Henri Richard, William H. Gray III, Freda S. Johnson and James A. Lebenthal (Case No. 06 CV 3146) (the Orton Litigation). The plaintiff asserts claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties, insider trading, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002 by some or all of the named defendants in connection with alleged false statements in the Company’s financial statements arising from improper accounting for certain transactions, including agreements to reinsure the AHERF loss. The lawsuit seeks relief on behalf of the Company that includes disgorgement of certain compensation granted to such officers, unspecified damages, restitution of profits and compensation, legal costs, an order directing the Company to implement certain governance procedures and other equitable relief.

A Special Litigation Committee of three independent directors of MBIA Inc. has determined after a good faith and thorough investigation that pursuit of the Purvis Litigation and the Orton Litigation is not in the best interests of MBIA and its shareholders, and has moved to dismiss the two actions.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 1A. Risk Factors

There has been no material changes in the Company’s risk factors during the nine months ended September 30, 2006. For additional information on risk factors, refer to Part I, Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2004, the Company received authorization from its Board of Directors to repurchase 1 million of common shares under a share repurchase program. On August 5, 2004, the Company’s Board of Directors authorized the repurchase of an additional 14 million shares of common stock in connection with this program. As of September 30, 2006, the Company had repurchased a total of 10 million shares under the program at an average price of $57.25 per share. The Company did not repurchase any shares in the first nine months of 2006. The Company will only repurchase shares of its common stock under the repurchase program when it feels that it is economically attractive to do so and in conformity with regulatory and rating agency guidelines.

The table below sets forth repurchases made by the Company in each month during the third quarter of 2006 all of which were purchased by the Company for settling awards under the Company’s long-term incentive plans.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July	51,065	$61.03	0	4,995,900
August	81,242	$60.38	0	4,995,900
September	88,468	$63.17	0	4,995,900

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

(43)

Item 6. Exhibits

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

MBIA INC. Registrant

Date: November 6, 2006	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: November 6, 2006	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)

(45)