Form 10-K
period 2006-12-31
MBIA INC
filed 2007-03-01
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006 was $7,889,553,950.

As of February 15, 2007, 134,740,104 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference. Portions of the Definitive Proxy Statement of the Registrant, which will be filed on or before March 31, 2007, are incorporated by reference into Parts I and III.

Part I	1

Item 1. Business

MBIA Inc. (“MBIA” or the “Company”) was incorporated as a business corporation under the laws of the state of Connecticut in 1986. The Company provides financial guarantee insurance and other forms of credit protection as well as investment management services to public finance and structured finance issuers and investors and capital market participants on a global basis. The Company’s financial guarantee insurance provides an unconditional and irrevocable guarantee of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that the Company has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by the Company. The Company conducts its financial guarantee business through its wholly owned subsidiary MBIA Insurance Corporation (“MBIA Corp.”) and provides investment management products and financial services through its wholly owned subsidiary MBIA Asset Management, LLC (“MBIA Asset Management”).

MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association (the “Association”), which began writing financial guarantees for municipal bonds in 1974. MBIA Corp. is the parent of MBIA Insurance Corp. of Illinois (“MBIA Illinois”) and Capital Markets Assurance Corporation (“CapMAC”), both financial guarantee companies that were acquired by MBIA Corp. At present, no new financial guarantee insurance is being offered by MBIA Illinois or CapMAC, but it is possible that either of those entities may insure transactions in the future. MBIA Corp. also owns MBIA Assurance S.A. (“MBIA Assurance”), a French insurance company, and MBIA UK Insurance Limited (“MBIA UK”), a financial guarantee insurance company licensed in the United Kingdom. MBIA UK and MBIA Assurance write financial guarantee insurance in the member countries of the European Union and other regions outside the United States. Generally, throughout the text, references to MBIA Corp. include the activities of its subsidiaries, MBIA UK, MBIA Assurance, MBIA Illinois and CapMAC. In February 2007, MBIA Corp. incorporated a new subsidiary, MBIA México, S.A. de C.V. (“MBIA Mexico”), through which it intends to write financial guarantee insurance in Mexico beginning in 2007. To date, MBIA Mexico has had no operating activity.

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

MBIA Corp. guarantees:

•

Municipal bonds, which consist of both taxable and tax-exempt bonds and notes that are issued by United States cities, counties, states, political subdivisions, utility districts, airports, health care institutions, higher educational facilities, housing authorities and other similar agencies;

•

Structured finance and asset-backed obligations, including obligations collateralized by diverse pools of corporate loans or secured by or payable from a specific pool of assets having an ascertainable future cash flow;

•	Payments due under credit and other derivatives, including termination payments that may become due upon the occurrence of certain events;

•

Privately issued bonds used for the financing of public purpose projects, which are primarily located overseas and that include toll roads, bridges, airports, public transportation facilities and other types of infrastructure projects serving a substantial public purpose; and

•	Obligations of sovereign and sub-sovereign issuers.

MBIA Corp. has triple-A financial strength ratings from Standard and Poor’s Corporation (“S&P”), which the Association received in 1974; from Moody’s Investors Service, Inc. (“Moody’s”), which the Association received in 1984; from Fitch, Inc. (“Fitch”), which MBIA Corp. received in 1995; and from Rating and Investment Information, Inc. (“RII”), which MBIA Corp. received in 1998. Both MBIA Assurance and MBIA UK have triple-A financial strength ratings from S&P, Moody’s and Fitch. MBIA Mexico is expected to achieve the same financial strength ratings. Obligations which are guaranteed by MBIA Corp., MBIA Assurance and MBIA UK are rated triple-A primarily based on these financial strength ratings. Both S&P and Moody’s have also continued the triple-A rating on MBIA Illinois and CapMAC guaranteed bond issues and we expect that issues guaranteed by MBIA Mexico will achieve the same ratings. The triple-A ratings are important to the operation of the Company’s business and any reduction in these ratings could have a material adverse effect on MBIA Corp.’s ability to compete and could also have a material adverse effect on the business, operations and financial results of the Company.

Item 1. Business (continued)

MBIA Asset Management provides an array of products and services to the public, not-for-profit and corporate sectors. These products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to funding assets for third-party clients and for investment purposes. The investment management services operations are comprised of three operating segments:

•	asset/liability products, which include investment agreements and medium-term notes (“MTNs”) not related to the conduit programs;

•	advisory services, which consist of third-party and related-party fee-based asset management; and

•	conduit programs.

The asset/liability products segment raises funds for investment management through the issuance of investment agreements, which are issued by the Company and guaranteed by MBIA Corp., to public entities and as part of asset-backed or structured finance transactions for the investment of bond proceeds and other funds. This segment also raises funds through the issuance of medium-term notes (“MTNs”) which are issued by its affiliate MBIA Global Funding, LLC (“GFL”) and guaranteed by MBIA Corp. MBIA Asset Management invests the proceeds of the investment agreements and MTNs in high quality eligible investments both in the United States and abroad. MBIA Asset Management offers these products through MBIA Investment Management Corp. (“IMC”), GFL and Euro Asset Acquisition Limited (“EAAL”).

The advisory services segment of MBIA Asset Management offers cash management, customized asset management and investment consulting services to local governments, school districts and other institutional clients. It offers fixed-income asset management services for the investment portfolios of the Company, MBIA Corp. and other affiliates and also for third-party clients and investment structures. MBIA Asset Management offers these services through MBIA Municipal Investors Service Corporation (“MBIA-MISC”), MBIA Capital Management Corp. (“CMC”) and MBIA Asset Management UK Limited (“AM-UK”).

MBIA Asset Management also administers three multi-seller conduit financing vehicles, Triple-A One Funding Corp., Meridian Funding Company, LLC and Polaris Funding Company, LLC (together, the “Conduits”). The Conduits provide funding for multiple customers through special purpose vehicles that issue primarily commercial paper and MTNs.

The Company discontinued its municipal services operations in 2006. These operations included MBIA MuniServices Company (“MuniServices”), which provided revenue enhancement services and products, such as discovery, audit, collections/recovery and information/data services, to state and local governments. In addition, through MuniServices, the Company owned Capital Asset Holdings GP, Inc. and certain affiliated entities (collectively, “Capital Asset”). Capital Asset was in the business of acquiring and servicing tax liens. On December 5, 2006, the Company completed the sale of MBIA MuniServices Company to an investor group led by the management of MBIA MuniServices Company. The business was treated as a discontinued operation in the third quarter of 2006. Effective December 31, 2006, MBIA sold all of the Capital Asset operating entities, including any remaining non-Pittsburgh liens and nationwide real estate owned by such entities, to a third party company that is engaged in tax lien servicing and collection and that had been overseeing the servicing operations of Capital Asset since July of 2006. In addition, in the fourth quarter the Company entered into an agreement to sell its Pittsburgh tax liens back to the city of Pittsburgh for $6.5 million. The Company no longer has any guaranteed tax lien securitizations outstanding and no longer owns or services tax liens originated by Capital Asset. Results for the Company’s Capital Asset operations, included in the corporate segment in the third quarter of 2006, are now included in discontinued operations.

Statements included in this Form 10-K which are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “intend,” “will likely result,” or “will continue,” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of their respective dates. The following are some of the factors that could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements: (1) fluctuations in the economic, credit, interest rate or foreign currency environment in the United States or abroad; (2) level of activity within the national and international credit markets; (3) competitive conditions and pricing levels; (4) legislative or regulatory developments; (5) technological developments; (6) changes in tax laws; (7) changes in the Company’s credit ratings; (8) the effects of mergers, acquisitions and divestitures; and (9) uncertainties that have not been identified at this time. The Company undertakes no obligation to publicly correct or update any forward-looking statement if it later becomes aware that such result is not likely to be achieved.

Item 1. Business (continued)

INSURANCE OPERATIONS

MBIA Corp. offers financial guarantee insurance and other forms of credit protection in the United States, Europe, Asia, Latin America and other regions outside the United States.

Municipal Obligations

The municipal obligations that MBIA Corp. insures include tax-exempt and taxable indebtedness of Unites States political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, fees or tariffs related to use of projects, lease payments or other similar types of revenue streams. The financing of public purpose projects through privately issued bonds primarily occurs overseas, and these projects include toll roads, bridges, airports, public transportation facilities and other types of infrastructure projects that serve a substantial public purpose. While in the United States projects of this nature are financed through the issuance of tax-exempt bonds by special purpose, government sponsored tax-exempt entities, the general absence of tax-advantaged financing overseas, among other reasons, has led to the operation of many such public purpose projects being transferred to the private sector. Generally, the private entities operate under a concession agreement with the sponsoring government agency, which maintains a level of regulatory oversight and control over the project.

Structured Finance and Asset-Backed Obligations

The asset-backed and structured finance obligations insured by MBIA Corp. typically consist of securities that are payable from or which are tied to the performance of a specified pool of assets that have an expected cash flow, such as residential and commercial mortgages, proceeds of insurance policies, a variety of consumer loans, corporate loans and bonds, trade and export receivables, equipment, aircraft and real property leases, and infrastructure projects. Structured finance obligations are either undivided interests in the related assets, or debt obligations collateralized by the related assets. In addition, the Company insures payments due under credit and other derivatives, including termination payments that may become due upon the occurrence of certain events.

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

In general, the asset risk is addressed by sizing the asset pool and its associated protection level based on the historical and expected future performance of the assets. Structural risks primarily involve bankruptcy risks, such as whether the sale of the assets by the originator to the issuer would be upheld in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be required to delay the remittance of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings. Structured finance transactions are usually structured to reduce the risk to the investors from the bankruptcy or insolvency of the entity that originated the underlying assets, as well as from the bankruptcy or insolvency of the servicer, and to minimize the likelihood of the bankruptcy or insolvency of the issuer of the obligation. The ability of the servicer to properly service and collect on the underlying assets is also a factor in determining future asset performance. MBIA Corp. addresses these issues through its servicer due diligence and underwriting guidelines, its formal credit review and approval process and its post-closing servicing review and monitoring.

International Obligations

Outside of the United States, sovereign and sub-sovereign issuers, structured finance issuers, utilities and other issuers, including private issuers who are financing projects with a substantial public purpose, also use financial guarantee insurance to guarantee their public finance and structured finance obligations. Ongoing privatization efforts have shifted the burden of financing new projects from the government to the capital markets, where investors can benefit from the security of financial guarantee insurance. There is also growing interest in asset-backed securitization. While the principles of securitization have been increasingly applied in overseas markets, the rate of development in particular countries has varied due to the sophistication of the local capital markets and the impact of financial regulatory requirements, accounting standards and legal systems. It is expected that securitization will continue to expand internationally, at varying rates in each country. MBIA Corp. insures both structured finance and public finance obligations in selected international markets. MBIA Corp. believes that the risk profile of the international business it insures is generally the same as in the United States, but recognizes that there are particular risks related to each country and region. These risks include the legal, economic and political situation, the varying levels of sophistication of the local capital markets and currency exchange risks. MBIA Corp. evaluates and monitors these risks carefully.

Item 1. Business (continued)

Primary and Secondary Markets

MBIA Corp. offers financial guarantee insurance in both the new issue and secondary markets on a global basis. Transactions in the new issue market are sold either through negotiated offerings or competitive bidding. In negotiated transactions, either the issuer or the underwriter purchases the insurance policy directly from MBIA Corp. For municipal bond issues involving competitive bidding, the insurance is offered as an option to the underwriters bidding on the transaction. The successful bidder would then have the option to purchase the insurance, or at times the issuer can purchase the insurance.

In the secondary market, MBIA provides credit enhancement for both municipal and structured products. MBIA guarantees the payment of principal and interest on municipal obligations which trade in the secondary market upon the request of an existing holder of uninsured bonds. The premium is generally paid by the owner of the obligation. The “RAPSS” program (“Rapid Asset Protection for Secondary Securities”) guarantees the payment of principal and interest on an individual structured finance security or class of such securities traded in the secondary market in response to requests from bond traders and investors. Securities insured in the RAPSS program have the benefit of MBIA Corp.’s guarantee until maturity. The “Portfolio Insurance” program enables an investor to insure a specific portfolio of structured finance bonds and is offered as an ongoing program with investment banks, financial service companies and conduit sponsors. For each insured portfolio, MBIA Corp. establishes specific underwriting criteria for the inclusion of new assets in the program portfolio. The Portfolio Insurance program is a “while-in-trust” program which provides the benefits of an MBIA Corp. guarantee to securities only during the time they are held in a particular insured portfolio, although in some cases, MBIA Corp. may offer insurance to maturity for an additional premium.

MBIA Corp. Insured Portfolio

MBIA Corp. seeks to maintain a diversified insured portfolio and has designed the insured portfolio to manage and diversify risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic area. As of December 31, 2006, MBIA Corp. had 27,468 policies outstanding. In addition, MBIA Corp. has issued 1,029 policies relating to MBIA Asset Management transactions. These policies are diversified among 10,969 “credits,” which MBIA Corp. defines as any group of issues supported by the same revenue source.

Virtually all of the insurance policies issued by MBIA Corp. provide an unconditional and irrevocable guarantee of the payment to a designated paying agent for the holders of the insured obligations of an amount equal to the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that the Company has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by the Company. In addition, certain of MBIA Corp.’s insurance policies guarantee payments due under credit or other derivatives, including termination payments that may become due upon the occurrence of certain events. In the event of a default in payment of principal, interest or other insured amounts by an issuer, MBIA Corp. promises to make funds available in the insured amount generally on the next business day following notification. MBIA Corp. has a Fiscal Agency Agreement with a bank which provides for this payment upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer.

Because MBIA Corp. generally guarantees to the holder of the underlying obligation the timely payment of amounts due on such obligation in accordance with its original payment schedule, in the case of a default on an insured obligation, payments under the insurance policy cannot be accelerated against MBIA Corp., except in certain limited circumstances, unless MBIA Corp. consents to the acceleration. In the event of a default, however, MBIA Corp. may have the right, in its sole discretion, to accelerate the bonds and pay them in full. Otherwise, MBIA Corp. is required to pay principal, interest or other amounts only as originally scheduled payments come due. Even if the holders are permitted by the terms of the insured obligations to have the full amount of principal, accrued interest or other amounts due, declared due and payable immediately in the event of a default, MBIA Corp. is required to pay only the amounts scheduled to be paid, but not in fact paid, on each originally scheduled payment date. However, MBIA Corp. may from time to time insure obligations that are backed by credit default swaps which by their terms require that termination payments be paid at the time of the default of the underlying reference obligation(s). Termination payments are generally calculated by deducting the market value of the reference obligation on the termination date from the specified amount of the reference obligation.

At December 31, 2006, the net par amount outstanding on MBIA Corp.’s insured obligations (including insured obligations of MBIA Illinois, MBIA Assurance, MBIA UK and CapMAC, but excluding $20.8 billion of MBIA insured investment agreements and MTNs for MBIA Asset Management) was $618 billion. Net insurance in force, which includes all insured debt service, at December 31, 2006 was $940 billion. Net insurance in force, which is net of cessions to reinsurers, is also net of other reimbursement agreements that relate to certain contracts under which MBIA Corp. is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under accounting principles generally accepted in the United States of America (“GAAP”).

Item 1. Business (continued)

The table below sets forth information with respect to the original par amount insured per issue in MBIA Corp.’s portfolio as of December 31, 2006:

MBIA Corp. Original Par Amount Per Issue as of December 31, 2006 (1)(2)

Original Par Amount Written Per Issue	Number of Issues Outstanding	% of Total Number of Issues Outstanding	Net Par Amount Outstanding (In billions)	% of Net Par Amount Outstanding
Less than $10 million	17,393	63.3%	$44.5	7.2%
$10-25 million	4,092	14.9	53.3	8.6
$25-50 million	2,533	9.2	69.3	11.2
$50-100 million	1,722	6.3	87.8	14.2
Greater than $100 million	1,728	6.3	362.7	58.8

Total	27,468	100.0%	$617.6	100.0%

(1)	Excludes $20.8 billion relating to investment agreements and MTNs issued by affiliates of MBIA Asset Management and guaranteed by MBIA Corp.

(2)	Net of reinsurance and other reimbursement agreements. The reimbursement agreements result in a $5.7 billion reduction of outstanding par.

MBIA Corp. underwrites its policies on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life (as opposed to the stated maturity) of its insurance policies in force at December 31, 2006 was 10.3 years. The average life was determined by applying a weighted-average calculation, using the remaining years to stated maturity of each insured obligation and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings of insured issues. Average annual insured debt service on the portfolio at December 31, 2006 was $73.1 billion.

The table below shows the diversification by type of insurance written by MBIA Corp. in each of the last five years:

MBIA Corp. Net Par Amount Written by Bond Type (1)

(In millions)	2002	2003	2004	2005	2006
Bond Type
Global Public Finance
United States
General obligation	$23,533	$25,802	$27,753	$27,586	$20,777
Utilities	8,101	14,058	9,453	10,783	8,727
Special revenue	7,307	8,057	7,425	7,591	7,059
Transportation	3,930	3,877	4,055	5,266	1,972
Higher education	2,026	1,272	2,729	4,370	2,865
Housing	2,318	2,807	1,657	3,248	3,004
Health care	1,655	1,928	1,746	1,609	1,196
Investor-owned utilities	172	—	1,002	608	257

Total United States	49,042	57,801	55,820	61,061	45,857

Total Non-United States	3,280	8,938	4,105	3,102	6,857

Total Global Public Finance	52,322	66,739	59,925	64,163	52,714

Item 1. Business (continued)

(In millions)	2002	2003	2004	2005	2006
Global Structured Finance
United States
Mortgage backed:
Home equity	$5,367	$2,901	$8,793	$8,465	$9,695
Other	1,429	1,218	1,335	80	356
First mortgage	1,049	771	955	708	987
Corporate debt obligations	18,476	5,000	8,759	7,830	18,952
Pooled corp. obligations & other	4,109	4,573	6,230	6,324	2,404
Asset backed:
Auto	7,279	6,264	3,867	4,335	5,808
Other	1,132	874	903	1,610	1,886
Credit Cards	1,787	1,010	1,109	—	—
Leasing	448	853	304	—	(40)
Financial risk	1,256	212	5	—	322

Total United States	42,332	23,676	32,260	29,352	40,370

Total Non-United States	17,982	18,385	15,385	17,343	19,131

Total Global Structured Finance	60,314	42,061	47,645	46,695	59,501

Total	$112,636	$108,800	$107,570	$110,858	$112,215

(1)	Par amount insured by year, net of reinsurance and other reimbursement agreements that relate to contracts under which MBIA Corp. is entitled to payment in the event of losses on its insured portfolio but which do not qualify as reinsurance under GAAP.

MBIA Corp. underwriting guidelines limit the net insurance in force for any one insured credit. In addition, MBIA Corp. is subject to both rating agency and regulatory single-risk limits with respect to any insured bond issue. As of December 31, 2006, MBIA Corp.’s net par amount outstanding for its ten largest insured public finance credits totaled $23.7 billion, representing 3.8% of MBIA Corp.’s total net par amount outstanding, and the net par outstanding for its ten largest structured finance credits (without aggregating common issuers), was $22.7 billion, representing 3.7% of the total.

Risk Management

Risk Management is an enterprise-wide function responsible for the identification, assessment, measurement and management of credit, market and operational risks across the Company. MBIA also tracks and manages legal, financial and business risks through consultation and oversight mechanisms at various different levels across the Company. MBIA’s risk tolerance is established and reviewed annually by the Company’s Board of Directors. The Credit, Finance and Audit Committees of the Company’s Board of Directors also review, on an ongoing basis, the risk management framework for credit, market, compliance and operational risks, respectively. MBIA Corp has four senior executive risk committees that review and approve specific policies, criteria and procedures: the Risk Oversight Committee, the Executive Credit Committee, the Executive Market/Investment Committee and the Loss Reserve Committee. For more information on loss reserving policy and procedures, see Part I, Item 1 Business—Losses and Reserves—Remediation.

The Risk Oversight Committee is responsible for overall risk policies and the risk management framework and provides a consultation role on a broad variety of risk issues across all MBIA businesses, including remediations, capital models and transaction capital usage and inter-company relationships. Its members include the Company’s Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, General Counsel and the head of Insured Portfolio Management. The Executive Credit Committee considers global credit risk throughout all of the Company’s businesses, including credit risks from country exposures, risk types, assets, structures or market or credit instruments, and aggregate portfolio risk across risk types and businesses. The Executive Credit Committee consists of the Chief Executive Officer, Chief Risk Officer, heads of the Global Structured Finance, Global Public Finance and International Divisions, the head of the Insured Portfolio Management Division and the head Credit and Market Risk Officers. The Executive Market/Investment Committee oversees financial market risk across all businesses and investment activities of the Company and its subsidiaries. Its members include the Company’s Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Investment Officer, Treasurer, General Counsel and the head of Market Risk.

The Chief Risk Officer chairs the Risk Oversight, Executive Credit and Executive Market/Investment Committees and runs the Risk Management Division with responsibility for Credit Risk, Market Risk, Operational Risk, Credit Analytics and Portfolio Management. The largest unit in the division is Credit Risk, led by the Head Credit Officer. This area is responsible for underwriting criteria, policies and procedures, as well as managing the risk assessment and approval process for insured transactions.

Item 1. Business (continued)

MBIA Corp. establishes underwriting criteria based on those aspects of credit quality important for each category of obligations considered for insurance. For public finance transactions, these aspects may include economic and social trends, debt management, financial management, adequacy of anticipated cash flows, satisfactory legal structure and other security provisions, viable tax and economic bases, adequacy of loss coverage and project feasibility, including a satisfactory consulting engineer’s report, if applicable. For structured finance transactions, MBIA Corp.’s underwriting criteria, analysis and due diligence focus on counterparty credit and operational quality, the historical and projected performance of the collateral, and the strength of the structure, including legal segregation of the assets, cash flow analyses, the size and source of first loss protection, asset performance triggers and financial covenants. All transactions involving non-U.S. issuers, non-U.S. assets, non-U.S. sources of cash flows or which are not denominated in U.S. dollars also include an assessment of country risk. Many transactions also undergo an extensive cash flow analysis and sensitivity testing using a scenario-based analysis, “Monte Carlo” probability analysis or both to examine the impact of remote events on credit performance. The Credit Risk unit also reviews credit risk guidelines for investment portfolios within MBIA Asset Management, based on minimum credit ratings and counterparty concentration guidelines. The aggregate credit profile of both insurance and asset management businesses are regularly reported to the Finance Committee of the Company’s Board of Directors and the Risk Oversight Committee in an enterprise-wide Credit Risk Report. Over the life of a transaction, risk surveillance of these factors is then continued by the Insured Portfolio Management Division.

The Risk Division’s Credit Analytics unit analyzes and monitors MBIA Corp.’s embedded exposure to financial institutions and corporate entities in the form of counterparty and asset manager exposure or as obligors or counterparties on investment contracts, letters of credit, derivatives, liquidity and other facilities supporting MBIA Corp. insured issues. This unit recommends terms and conditions, as well as capacity guidelines for all such exposures.

The Market Risk unit measures and assesses market risk factors across the Company, which occurs primarily in the Asset Management business. Key market risks are changes in interest rates and credit spreads, with lesser risks of liquidity, derivatives, counterparty quality and foreign exchange. The Market Risk unit measures and monitors such risks using various models and methodologies to test economic exposures under market stress, including parallel and non-parallel shifts in the yield curve, changes in credit spreads, stressed liquidity scenarios and stressed counterparty exposures. Such analysis and stress testing is reported in an enterprise-wide Market Risk Report to the Executive Market/Investment Committee and the Finance Committee of the Company’s Board of Directors.

The Operational Risk unit is responsible for the identification and assessment of potential loss caused by execution factors in processes, systems, or staff responsibilities, as well as identifying vulnerabilities to operational disruptions caused by external events. The unit uses a self-assessment process across all divisions to monitor and track the execution of key processes. The Operational Risk unit reports periodically to the Risk Oversight Committee and the Audit Committee of the Company’s Board of Directors.

The Portfolio Management unit analyzes MBIA’s insured portfolio using various quantitative tools to test for diversity, credit quality, liquidity and other portfolio characteristics and recommends limits for risk concentrations and for internal capital usage. Portfolio tools include an internal economic capital model that measures risk-adjusted capital by transaction, by sector and for the aggregate portfolio as well as concentrations by obligor, country and counterparty and compliance with the applicable regulatory and internal guidelines. The Portfolio Management unit is also responsible for monitoring model risk throughout the Company, which includes the testing and validation of key models in the transaction process.

New Business Origination

The world-wide insurance operations of MBIA Corp. are conducted through the Global Public Finance Division, the Global Structured Finance Division, the Risk Management Division and the Insured Portfolio Management Division. Public finance and structured finance operations outside of the United States are conducted in coordination with the International Division.

In the three business divisions—the Public Finance, Structured Finance and International Divisions—all insurance products follow a screening and analysis process followed by a formal underwriting committee decision that draws on expertise from the business, risk and insured portfolio management staff. All such decentralized underwriting committees have eligible underwriting voters that are reviewed and appointed annually. Larger, complex, or unique transactions and most international transactions are also reviewed for approval by the Executive Credit Committee.

Global Public Finance underwriting is decentralized for many categories of business up to specified amounts based on a risk—ranking system. This decentralized process is overseen by Risk Management, which participates in the majority of underwriting committees based on the risk ranking system.

Item 1. Business (continued)

For almost all transactions underwritten by the Global Structured Finance Division, MBIA Corp.’s decentralized underwriting approval is performed by a risk committee consisting of the head of the applicable business unit, one officer from Risk Management and an officer from either the Risk Management Division or the Insured Portfolio Management Division. International transactions follow a similar process to the Global Structured Finance Division, with a preliminary screening by business and risk staff followed by an underwriting committee consisting of international and domestic officers from Risk Management, Insured Portfolio Management and the applicable business managers.

Premium rates for the Global Public Finance, Global Structured Finance and International Divisions are established by a Pricing Committee with representation from the relevant business unit and from the Pricing Group, which provides pricing and other market analysis.

Insured Portfolio Management

The Insured Portfolio Management Division (“IPM” or the “IPM Division”) is responsible for monitoring MBIA Corp.’s outstanding insured obligations. This group’s first function is to detect any deterioration in credit quality or changes in the economic, regulatory or political environment which could adversely affect an MBIA Corp. insured obligation, including interrupting the timely payment of debt service. If a problem is detected, the group works with the issuer, trustee, bond counsel, servicer, underwriter and other interested parties in an attempt to alleviate or remedy the problem in order to minimize potential defaults. The IPM Division works closely with Risk Management and the applicable business unit to analyze insured obligation performance and credit risk parameters, both before and after an obligation is insured.

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

During the underwriting process, each insured transaction is assigned an internal credit rating. Credits are monitored according to a frequency of review schedule that is based on risk type, internal rating, performance and credit quality. Issues that experience financial difficulties, deteriorating economic conditions, excessive litigation or covenant or trigger violations are placed on the appropriate review list and are subject to surveillance reviews at intervals commensurate to the problem which has been detected. If IPM identifies concerns with respect to the performance of an insured issue it may designate such insured issue as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” based on the nature and extent of these concerns. It may also require increased monitoring and, if needed, a remediation plan be implemented for the related insured issue. The Company does not establish any case basis reserves for credits that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High.” In the event MBIA Corp. determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that insured issue. See “Losses and Reserves; Remediation” below.

There are three areas in the IPM Division. The IPM group that supports the Global Public Finance Division handles all types of domestic and international municipal issues such as general obligation, tax-backed, utility, health care, transportation and special revenue bonds, as well as investor-owned utility and project finance transactions. The IPM group that supports the Global Structured Finance Division is responsible for domestic and international structured finance transactions, including future flow transactions and collateralized debt obligations. Each group is responsible for processing waiver and consent requests and other deal modifications within their areas of responsibility. The third area, the Special Situations Group, is described below.

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

Item 1. Business (continued)

issuer and/or servicer performance can include site visits, forensic audits, management meetings and financial statement reviews. For problem credits, the team performs additional specialized cash flow analyses, conducts best practice reviews with servicers and facilitates loss mitigation strategies.

The Special Situations Group assists in addressing insured exposures experiencing significant stress. The Special Situations Group is staffed with personnel with expertise in impaired credit situations. For issues that experience financial difficulties, deteriorating economic conditions, excessive litigation or covenant or trigger violations, the Special Situations Group works in conjunction with the related IPM personnel to assess and monitor the situation and determine the appropriate course of action, including, if necessary, developing and implementing a remediation strategy.

Losses and Reserves; Remediation

MBIA Corp. establishes both loss and loss adjustment expense reserves to cover non-specific unallocated losses on its entire non-derivative insured portfolio and specific case basis reserves with respect to actual and potential losses under specific insurance policies. The unallocated loss and loss adjustment expense reserve and specific case basis reserves are established by MBIA Corp.’s Loss Reserve Committee, which includes the Company’s Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Head of IPM and other members of senior management.

The unallocated loss reserve is established on an undiscounted basis with respect to MBIA Corp.’s entire insured portfolio. MBIA Corp.’s unallocated loss reserve represents its estimate of losses that have occurred or are probable to occur as a result of credit deterioration in MBIA Corp.’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. The unallocated loss reserve is increased on a quarterly basis using a formula that applies a “loss factor” to MBIA Corp.’s scheduled net earned premium for the respective quarter. Each quarter MBIA Corp. calculates its provision for the unallocated loss reserve as a fixed percent of scheduled net earned premium. Annually, the Loss Reserve Committee evaluates the appropriateness of the loss factor. In performing this evaluation, the Loss Reserve Committee considers the composition of MBIA Corp.’s insured portfolio by municipal sector, structured asset class, remaining maturity and credit quality, along with the latest industry data, including historical default and recovery experience for the relevant sectors of the fixed-income market, in order to determine if a trend is developing that indicates the loss factor should be increased or decreased. In addition, the Company considers its own historical loss activity and how those losses develop over time. The Loss Reserve Committee reviews the results of its annual evaluation over a period of several years to determine whether any long-term trends are developing. Therefore, case basis reserves established in any year may be above or below the loss factor without requiring an increase or decrease to the loss factor. Since 2002, the Company calculated its provision for unallocated loss reserve as 12% of scheduled net earned premium. The Company’s additions to specific case basis reserves in the years ended December 31, 2005 and December 31, 2004 exceeded the 12% loss factor currently used by the Company. However, additions to specific case basis reserves in the year ended December 31, 2006 were less than the 12% loss factor. The Loss Reserve Committee is continuing to monitor any trends and evaluate whether an adjustment to the Company’s current loss factor is appropriate. However, if a catastrophic or very unusual loss occurred, the Loss Reserve Committee would consider taking an immediate charge through “Losses and loss adjustment expenses” and possibly also increasing the loss factor in order to maintain an adequate level of loss reserves. For a further discussion of loss reserving and the assumptions used in the assessment of the adequacy of the loss factor, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Losses and Loss Adjustment Expenses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Estimates—Losses and Loss Adjustment Expenses,” each in Part II, Item 7.

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

Item 1. Business (continued)

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

The Financial Accounting Standards Board (“FASB”) staff considered whether additional guidance with respect to accounting for financial guarantee insurance should be provided and has agreed to consider the accounting by insurers for financial guarantee insurance. As part of this project, the FASB will consider several aspects of the insurance accounting model for financial guarantee insurers, including loss recognition and reserve methodology. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Losses and Loss Adjustment Expenses (LAE)” in Part II, Item 7).

In the event MBIA Corp. determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that policy. As of December 31, 2006, MBIA Corp. had 42 issues on the Classified List for which it has established $276.8 million in aggregate net case reserves.

At December 31, 2006, case basis reserves established for three credits, a health care facility in Pennsylvania, a home equity credit and another mortgage backed obligation, comprised $217.3 million of the $276.8 million in total case basis reserves for future claims. The remaining case basis reserves are related to various insured obligations including collateralized debt obligations, mortgage-backed securities and obligations backed by manufactured housing. For more information on these insured issues and other insured exposures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Losses and Loss Adjustment Expenses (LAE)” in Part II, Item 7.

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

From inception, MBIA Corp. has had 93 insured issues requiring claim and/or liquidity payments. There are currently six additional insured issues for which case loss reserves have been established for expected future claims but for which claims have not yet been paid. The Company’s experience is that early detection and continued involvement by IPM are crucial in avoiding or minimizing potential draws on the related insurance policy. There can be no assurance, however, that there will be no material losses in the future in respect of any issues guaranteed by MBIA Corp. or its subsidiaries or that the amount of reserves will be adequate to cover such losses.

Reinsurance

State insurance laws and regulations, as well as the rating agencies, who rate MBIA Corp., impose minimum capital requirements on financial guarantee companies, limiting the aggregate amount of insurance and the maximum size of any single risk exposure which

Item 1. Business (continued)

may be written. MBIA Corp. decreases the insured exposure in its portfolio and increases its capacity to write new business by using treaty and facultative reinsurance to reduce its gross liabilities on an aggregate and single risk basis. Additionally, MBIA Corp. has entered into agreements under which it is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under GAAP.

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

The following table shows the reinsurers providing reinsurance to MBIA measured by outstanding par ceded to and reinsurance recoverables from reinsurers by rating levels at December 31, 2006:

Reinsurers	Standard & Poor’s Rating		Moody’s Rating	Percentage of Total Par Ceded	Reinsurance Recoverable (in thousands)
Channel Reinsurance Ltd.	AAA		Aaa	49.38%	$6,362
Assured Guaranty Corp.	AAA		Aa1	14.51	12,670
RAM Reinsurance Company, Ltd.	AAA		Aa3	12.47	716
Ambac Assurance Corporation	AAA		Aaa	8.27	—
Mitsui Sumitomo Insurance Company Ltd.	AA	-	Aa3	5.96	41
Swiss Reinsurance Company, Zurich, Switzerland	AA	-	Aa2	3.18	—
Radian Asset Assurance Inc.	AA		Aa3	1.51	8,136
Assured Guaranty Re Ltd.	AA		Aa2	0.76	—
Sompo Japan Insurance Inc.	AA	-	Aa3	0.66	31
Export Development Canada	AAA		Aaa	0.56	—
Other (1)	A or above		A1 or above	2.68	18,689
Not Currently Rated				0.06	296

Total				100.00%	$46,941

(1)	Several reinsurers within this category are not rated by Moody’s.

In May 2006, MBIA sold its 11.4% equity interest in RAM Holdings Inc., the holding company of RAM Reinsurance Company, Ltd., as part of RAM Holdings Inc.’s initial public offering.

In February 2004, the Company, together with RenaissanceRe Holdings, Ltd., Koch Financial Re, Ltd. and Partner Reinsurance Company Ltd., formed Channel Re, a new Bermuda-based financial guarantee reinsurance company rated triple-A by S&P and Moody’s. The Company invested $63.7 million for a 17.4% ownership interest in Channel Re. While Channel Reinsurance Ltd. (“Channel Re”) continues to be a triple-A rated reinsurer of the Company, S&P reaffirmed its negative outlook on Channel Re during the second quarter of 2006. MBIA does not expect S&P’s outlook on Channel Re to have a material negative impact on the Company’s financial condition or results of operations. MBIA continues to own a 17.4% equity interest in Channel Re.

Item 1. Business (continued)

In February 2004, MBIA Corp. and Channel Re entered into arrangements whereby Channel Re agreed to provide committed reinsurance capacity to MBIA Corp. at least through June 30, 2008, a date which was later extended to June 30, 2009. Under treaty and facultative reinsurance arrangements MBIA Corp. agreed to cede to Channel Re and Channel Re agreed to assume from MBIA Corp. varying percentages of designated policies issued by MBIA Corp. The amount of any policy subject to the committed reinsurance arrangements is based on the type of risk insured and on other factors. The reinsurance arrangements provide Channel Re with certain preferential terms, including those related to ceding commissions. The treaty reinsurance arrangement was renewed in 2006.

MBIA Corp. may also look to reduce risks embedded in its insured portfolio by entering into derivative transactions or other types of hedging arrangements. In December 2004, MBIA Corp. executed a $550.8 million capital markets transaction in which it hedged a portion, or $275.8 million at closing, of the credit and market risk associated with its synthetic CDO portfolio. In 2004, MBIA Corp. received approval from the NYS Insurance Department for a derivative use plan which authorizes MBIA Corp. to hedge certain risks through the use of derivative instruments and may look to enter into hedging transactions to reduce risks on an individual and portfolio-wide basis. In 2006, MBIA Corp. entered into a fixed to floating swap arrangement pursuant to the derivative use plan related to a troubled housing credit in Texas. Interest expense savings resulting from the swap were reinvested into the credit, to improve the value of the underlying collateral, and reduce financial stress on the borrower.

AHERF Arrangements

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

Item 1. Business (continued)

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

On November 8, 2005, the Company announced its decision to correct and restate its previously issued financial statements for 1998 and subsequent years in connection with then-pending settlements of investigations by the SEC and the NYAG regarding the Excess-of-Loss Agreements and the Quota Share Agreements entered into with Munich Re and ARF. On January 25, 2007, the Company filed a Current Report on Form 8-K with the SEC in which the Company disclosed that it had concluded civil settlements with the SEC, the NYAG and the NYSID regarding these investigations. See “Legal Proceedings” in Part I, Item 3 for more information on the regulatory investigation.

Intercompany Reinsurance Arrangements

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

Item 1. Business (continued)

MBIA Corp. expects to enter into a reinsurance agreement and net worth maintenance agreement with MBIA Mexico prior to commencing operations in Mexico. Under these agreements, MBIA Corp. expects to reinsure 100% of the business underwritten by MBIA Mexico and to agree to maintain the amount of capital required by applicable law or regulation.

Insurance Regulation

MBIA Corp. is licensed to do insurance business in, and is subject to insurance regulation and supervision by, the State of New York (its state of incorporation), the 49 other states, the District of Columbia, Guam, the Northern Mariana Islands, the U.S. Virgin Islands, Puerto Rico, the Kingdom of Spain and the Republic of France. MBIA Assurance is licensed to do insurance business in France and is subject to regulation under the corporation and insurance laws of the Republic of France. MBIA Assurance has used the provisions of the EC Third Non-life Insurance Directive (No. 92/49/EEC) to operate in the United Kingdom and in some of the other European Economic Area jurisdictions, both on a services and branch basis and is, to a limited extent, subject to supervision by the United Kingdom’s Financial Services Authority. MBIA UK is licensed to do insurance business in the United Kingdom and is subject to the insurance regulation and supervision of the United Kingdom’s Financial Services Authority. MBIA UK has used the provisions of the EC Third Non-life Insurance Directive to provide cross border services in all jurisdictions in the European Economic Area. Once MBIA Mexico is established, it will be subject to the regulation and supervision of the Mexican Ministry of Finance and Public Credit and the Mexican Insurance and Bonds Commission (Comisión Nacional de Seguros y Fianzas or “CNSF”).

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

Item 1. Business (continued)

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

The Company, MBIA Corp., MBIA Illinois, and CapMAC also are subject to regulation under insurance holding company statutes of New York, Illinois and other jurisdictions in which MBIA Corp., MBIA Illinois, and CapMAC are licensed to write insurance. The requirements of holding company statutes vary from jurisdiction to jurisdiction but generally require insurance holding companies, such as the Company, and their insurance subsidiaries, to register and file certain reports describing, among other information, their capital structure, ownership and financial condition. The holding company statutes also generally require prior approval of changes in control, of certain dividends and other inter-corporate transfers of assets, and of certain transactions between insurance companies, their parents and affiliates. The holding company statutes impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and those transactions not in the ordinary course of business exceeding specified limits receive prior regulatory approval. Once established, MBIA Mexico will be required to register the financial guaranty insurance products it intends to provide with the CNSF, file periodically certain financial condition and other reports with the CNSF, comply with minimum capital requirements, and, in general, comply with Mexican laws and regulations applicable to financial guaranty insurers. Prior approval by the NYSID is required for any entity seeking to acquire “control” of the Company, MBIA Corp., or CapMAC. Prior approval by the Illinois Department of Insurance is required for any entity seeking to acquire “control” of the Company, MBIA Corp., MBIA Illinois, or CapMAC. In many states, including New York and Illinois, “control” is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled by an entity, although the supervisory agency may find that “control” in fact does or does not exist when an entity owns or controls either a lesser or greater amount of securities. MBIA Mexico would require the prior approval of the Mexican Ministry of Finance and Public Credit in order to transfer the shares it would hold in MBIA Mexico.

The laws of New York regulate the payment of dividends by MBIA Corp. and provide that a New York domestic stock property/casualty insurance company (such as MBIA Corp.) may not declare or distribute dividends except out of statutory earned surplus. New York law provides that the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as shown by the most recent statutory financial statement on file with the NYSID, or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent of Insurance approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings. See “Note 16: Insurance Dividends and Capital Requirements” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

The foregoing dividend limitations are determined in accordance with Statutory Accounting Practices (“SAP”), which generally produce statutory earnings in amounts less than earnings computed in accordance with GAAP. Similarly, policyholders’ surplus, computed on a SAP basis, will normally be less than net worth computed on a GAAP basis. See “Note 9: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries for additional information.

MBIA Corp., MBIA Illinois, and CapMAC are exempt from assessments by the insurance guarantee funds in the majority of the states in which they do business. Guarantee fund laws in most states require insurers transacting business in the state to participate in guarantee associations, which pay claims of policyholders and third-party claimants against impaired or insolvent insurance

Item 1. Business (continued)

companies doing business in the state. In most states, insurers licensed to write only municipal bond insurance, financial guarantee insurance and other forms of surety insurance are exempt from assessment by these funds and their policyholders are prohibited from making claims on these funds. In Mexico, no statutory guarantee funds or similar entities exist for insurance companies; therefore the obligations of MBIA Mexico would not be covered by any guarantee funds in the event that it became insolvent.

INVESTMENT MANAGEMENT SERVICES

The Company’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to funding assets for third-party clients and for investment purposes. The investment management services operations are comprised of three operating segments: asset/liability products, which include investment agreements and medium-term notes (“MTNs”) not related to the conduit programs; advisory services, which consist of third-party and related-party fee-based asset management; and conduit programs.

Asset/Liability Products

MBIA Asset Management’s assets/liability products segment raises funds for investment management through the activities of IMC, GFL and EAAL. IMC, along with MBIA Inc., provides customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provides customized products for funds that are invested as part of asset-backed or structured product transactions. MBIA Asset Management also raises funds through its affiliate GFL. GFL raises funds for management through the issuance of MTNs with varying maturities (“GFL MTNs”), which are in turn guaranteed by MBIA Corp. GFL lends the proceeds of these GFL MTN issuances to the Company (“GFL Loans”). Under agreements between the Company and MBIA Corp., the Company invests the proceeds of the investment agreements and GFL Loans in eligible investments, which consist of investment grade securities with a minimum average Double-A credit quality rating. MBIA Inc. primarily purchases domestic securities, which are pledged to MBIA Corp. as security for its guarantees on investment agreements and MTNs. Additionally, MBIA Inc. loans a portion of the proceeds from investment agreements and MTNs to EAAL, which primarily purchases foreign assets as permitted under the Company’s investment guidelines.

MBIA Asset Management manages the programs within a number of risk and liquidity parameters monitored by the Risk Management Division, the Executive Market/Investment Committee and the rating agencies, and maintains backup liquidity in order to ensure sufficient funds are available to make all payments due on the investment agreement and MTN obligations and to fund operating expenses. In addition, the Company has made a capital investment in these programs, which is available at any time to fund cash needs. In the event that the value of the assets is insufficient to repay the investment agreement and MTN obligations when due, the Company may incur a loss.

The Company manages its balance sheet to protect against a number of risks inherent in its business including liquidity risk, market risk (principally interest rate risk), credit risk, operational risk and legal risk. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Market Risk” in Part II, Item 7.) The assets supporting the MBIA Asset Management programs are managed with the goal of matching the duration of the invested assets, including hedges, to the duration of the investment agreement and MTN obligations in order to minimize market and liquidity risk.

MBIA Asset Management uses derivative financial instruments to manage interest rate risk, credit risk and foreign currency risk. Credit default swaps are entered into to hedge credit risk or to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business. Forward delivery agreements are offered and periodically sold to clients. The Company has established policies limiting the amount, type and counterparty concentration of such instruments. A source of liquidity risk arises from the ability of some investment agreement counterparties to withdraw monies on dates other than those specified in the related draw-down schedule. This liquidity risk is somewhat mitigated by provisions in certain of the investment agreements that limit an issuer’s ability to draw on the funds and by risk management procedures that require the regular re-evaluation and re-projection of draw-down schedules. Investments are restricted to fixed-income securities with an average credit quality rating of Double-A and minimum credit quality rating of investment grade. Based upon management’s projections, MBIA Asset Management maintains liquidity sources which are more than sufficient to meet its projected short-term liquidity needs.

Advisory Services

In its advisory services segment, MBIA Asset Management offers cash management, customized asset management and investment consulting services to local governments, school districts and other institutional clients through MBIA-MISC, an SEC-registered investment adviser.

Item 1. Business (continued)

MBIA Asset Management offers fixed-income asset management services for the investment portfolios of the Company, MBIA Corp. and other affiliates through CMC, an SEC-registered investment adviser and National Association of Securities Dealers (“NASD”) member firm and through AM-UK, a Financial Services Authority registered investment advisor based in London and formed in November 2004. CMC and AM-UK also provide investment management services for third parties on a fee for service basis. Third-party clients include corporations, pension funds, municipalities, insurance companies and mutual funds, as well as structured programs such as collateralized debt obligations (“CDOs”) and structured investment vehicles (“SIVs”). Structured programs are not guaranteed by the Company or MBIA Corp., and program profits are shared among the investors and the manager.

During 2006, the Company structured two SIVs, Hudson-Thames Capital Limited and East-Fleet Finance Limited, which issue commercial paper and medium-term notes and invest the proceeds in high quality eligible assets. The Company, through its subsidiaries, provides asset management and administrative services to these companies and will earn fees related to these services. The Company also is a minority investor in Hudson-Thames Capital Limited. MBIA Asset Management views SIVs as a promising area of growth in which it can apply its credit risk management and asset/liability skills toward managing third-party programs. Neither the obligations issued by Hudson-Thames Capital Limited nor those issued by East Fleet Finance Limited are guaranteed by MBIA, nor do MBIA’s creditors have any rights to the assets of those SIVs.

Conduits

MBIA Asset Management also owns and administers several conduit financing vehicles, Triple-A One Funding Corp., Meridian Funding Company, LLC and Polaris Funding Company, LLC (together, the “Conduits”). The Conduits, which issue primarily commercial paper and MTNs, are reflected in the consolidated financial statements of the Company. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Investment Management Services” in Part II, Item 7).

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

It is the Company’s policy to obtain an underlying rating from both Moody’s and S&P for each new transaction prior to the execution of such transactions within the Conduits. An underlying rating is the implied rating for the transaction without giving consideration to the MBIA Corp. guarantee. All transactions must be rated investment grade by both S&P and Moody’s before they can be purchased into a Conduit. The weighted-average underlying ratings for transactions currently funded in the Conduits were “A” by S&P and “A1” by Moody’s at the time such transactions were funded in the Conduits. The Company estimates that the current weighted-average underlying ratings of all outstanding Conduit transactions were “A+” by S&P and “A1” by Moody’s as of December 31, 2006.

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

The Conduits have no impact on the Company’s liquidity requirements because Triple-A One Funding Corp. has independently entered into liquidity agreements with third-party providers and because the assets and liabilities of Meridian and Polaris are structured on a match-funded basis.

At December 31, 2006, there were $4.3 billion of assets (the majority of which are investments valued at amortized cost) in the Conduits and $4.2 billion of liabilities issued through the Conduits.

Item 1. Business (continued)

Investments and Investment Policy

The Finance Committee of the Board of Directors of the Company approves the Company’s general investment objectives and policies, and also reviews more specific investment guidelines. CMC manages all of MBIA Corp.’s domestic consolidated investment portfolios and substantially all of the Company’s investment portfolios, and AM-UK manages the foreign assets of MBIA Corp.’s subsidiaries and EAAL. Investment objectives, policies and guidelines related to CMC’s and AM-UK’s investment activity on behalf of MBIA Corp. and its insurance company affiliates are also subject to review and approval by the respective Investment Committees of the Boards of Directors of MBIA Corp. and each of its insurance company affiliates.

To continue to provide strong capital resources and claims-paying capabilities for its insurance operations, the investment objectives and policies for insurance operations set preservation of capital as the primary objective, subject to an appropriate degree of liquidity. Maximization of after-tax investment income and investment returns is an important but secondary objective. The insurance operations assets are managed by CMC and AM-UK subject to agreements between these asset management entities and MBIA Corp. and its subsidiaries.

Investment objectives, policies and guidelines related to MBIA Asset Management’s asset/liability products segment are also subject to review and approval by the Finance Committee of the Board of Directors and the Executive Market/Investment Committee. The primary investment objectives of MBIA Asset Management in these businesses are to preserve capital, to achieve an investment duration that closely approximates the expected duration of related liabilities, and to maintain appropriate liquidity.

The Company’s consolidated investment portfolio as shown on its balance sheet at December 31, 2006 was $37.1 billion, of which $5.2 billion represented held-to-maturity investments at amortized cost.

The duration of the insurance fixed-income portfolio was 4.9 and 5.3 years as of December 31, 2006 and December 31, 2005. The average maturity of the insurance fixed-income portfolio, excluding short-term investments, as of December 31, 2006 and December 31, 2005 was 5.83 years and 7.96 years, respectively.

The Company’s Investment Portfolio includes investments that are insured by MBIA Corp. (“MBIA Insured Investments”). As of December 31, 2006, MBIA Insured Investments, excluding Conduit investments, at fair value represented $3.0 billion or 8% of the total Investment Portfolio. Conduit investments represented $3.8 billion or 10% of the total Investment Portfolio.

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

MUNICIPAL SERVICES

The Company discontinued its municipal service operations in 2006. In the third quarter of 2006, MBIA finalized plans to sell MBIA MuniServices Company and certain of its wholly owned subsidiaries (“MuniServices”) to an investor group led by the management of MuniServices. MuniServices provides revenue enhancement services and products to public-sector clients nationwide consisting of discovery, audit, collections/recovery and information services. The Company completed the sale of MuniServices on December 5, 2006. The municipal services operations also included Capital Asset Holdings GP, Inc. and certain affiliated entities (“Capital Asset”), a servicer of delinquent tax liens. Effective December 31, 2006, MBIA sold all of the Capital Asset operating entities, including any remaining non-Pittsburgh liens and nationwide real estate owned by such entities, to a third party company that is engaged in tax lien servicing and collection and that had been overseeing the servicing operations of Capital Asset since July of 2006. In addition, in the fourth quarter the Company entered into an agreement to sell its Pittsburgh tax liens back to the city of Pittsburgh for $6.5 million. The Company no longer has any guaranteed tax lien securitizations outstanding and no longer owns or services tax liens originated by Capital Asset. Results for the Company’s Capital Asset operations, included in the corporate segment in the third quarter of 2006, are now included in discontinued operations.

COMPETITION

The financial guarantee insurance business is highly competitive. Several other monoline insurance companies compete directly against MBIA Corp. in writing financial guarantee insurance, all of which, like MBIA Corp., have triple-A financial strength ratings

Item 1. Business (continued)

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

Certain characteristics of the triple-A rated financial guarantee insurance business act as barriers-to-entry to potential new competitors. For example, there are minimum capital requirements imposed on a financial guarantee insurance company by the rating agencies to obtain and maintain triple-A financial strength ratings and these capital requirements may deter other companies from entering this market. However, there can be no assurance that these capital requirements will deter potential competitors from entering this market or that the market may not increasingly accept guarantees provided by Double-A or lower rated insurers who have less stringent capital requirements. In addition, under New York law, multi-line insurers are prohibited from writing financial guarantee insurance in New York State. See “Part I, Item 1. Business—Insurance Regulation.” However, there can be no assurance that major multi-line insurers or other financial institutions will not participate in financial guarantee insurance in the future, either directly or through monoline subsidiaries.

RATING AGENCIES

Moody’s, S&P, Fitch and RII perform periodic reviews of MBIA Corp. and other companies providing financial guarantee insurance. In rating financial guarantee companies, rating agencies focus on qualitative and quantitative characteristics in five key areas. Those are (1) franchise value and business strategy; (2) insurance portfolio characteristics; (3) capital adequacy; (4) profitability; and (5) financial flexibility. Each agency has its own ratings criteria for financial guarantors and employs proprietary models to assess MBIA’s risk adjusted leverage, risk concentrations and financial performance relative to the agency’s triple-A standards. Several of the agencies also assess MBIA’s corporate governance and factor this into their rating assessment.

The rating agencies have confirmed their triple-A financial strength ratings and stable rating outlook assigned to MBIA Corp., CapMAC, MBIA Illinois, MBIA Assurance and MBIA UK in every year since those ratings were first assigned. MBIA Mexico is expected to achieve the same financial strength ratings. The ratings for MBIA Illinois and CapMAC are based in significant part on the reinsurance agreements between MBIA Corp. and MBIA Illinois and MBIA Corp. and CapMAC, respectively. The ratings of MBIA UK and MBIA Assurance are based in significant part on the reinsurance agreements and net worth maintenance agreements MBIA Corp. has entered into with both MBIA UK and MBIA Assurance. See “Part I, Item 1. Business-Reinsurance.”

In October 2005, Moody’s announced that it was undertaking a review of what it described as the non-core activities of financial guaranty insurance companies in order to assess the impact of such activities on the overall credit profile of financial guarantors. In its announcement, Moody’s identified non-core activities as including investment management and related services and sponsored medium-term note programs, businesses that MBIA engages in as part of its investment management services operations. In December of 2006, Moody’s published the findings of its review (Moody’s Evaluates Financial Guarantors’ Non-Core Businesses, Moody’s Special Comment, December 2006). The report introduced its general framework for analyzing non-financial guarantee activities and established what it defined as “materiality benchmarks” to assess the contribution of these activities to total firm net revenues, economic capital usage and operational leverage. Moody’s concluded that at their current level, MBIA’s non-core activities do not generate undue risk and do not present a threat to MBIA’s ratings. Management’s projection for growth in activities which Moody’s described as non-core would not lead to the Moody’s materiality benchmarks being exceeded in the foreseeable future.

Item 1. Business (continued)

However, the Company cannot predict the potential for Moody’s to revise its materiality benchmarks or establish additional measures, which could impact MBIA’s ability to grow its investment management services operations.

CAPITAL FACILITIES

The Company has various soft capital credit facilities, such as lines of credit and equity-based facilities at its disposal, which further support its claims-paying resources.

MBIA Corp. is party to a Credit Agreement, dated as of December 29, 1989 (the “Credit Agreement”), with various highly-rated banks to provide MBIA Corp. with an unconditional, irrevocable line of credit to cover losses in excess of a specified amount with respect to its public finance policies. The line of credit is available to be drawn upon by MBIA Corp., in an amount up to $450 million, after MBIA Corp. has incurred cumulative losses (net of any recoveries) in excess of $500 million and 5% of average annual debt service in respect of MBIA Corp.’s public finance policies. The obligation to repay loans made under the Credit Agreement is a limited recourse obligation of MBIA Corp. payable solely from, and secured by a pledge of, recoveries realized on defaulted insured public finance obligations, from certain pledged installment premiums and other collateral. Borrowings under the Credit Agreement are repayable on the expiration date of the Credit Agreement. The current expiration date of the Credit Agreement is March 31, 2015. The Credit Agreement contains covenants that, among other things, restrict MBIA Corp.’s ability to encumber assets or merge or consolidate with another entity.

MBIA Corp. has access to $400 million of Money Market Committed Preferred Custodial Trust securities (“CPCT Securities”) issued by eight trusts which were created for the primary purpose of issuing CPCT Securities and investing the proceeds in high quality commercial paper or short-term U.S. Government obligations. MBIA Corp. has a put option to sell to the trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the trusts will transfer the proceeds to MBIA Corp. in exchange for the preferred stock that will be held by the trusts. The trusts will hold the preferred stock and distribute the preferred dividends to the holders of the CPCT securities. MBIA Corp. has the right to redeem the preferred stock, and then put the preferred stock back to the trusts again, indefinitely. Any preferred stock issued by MBIA Corp. would be non-cumulative unless MBIA Corp. pays dividends on its common stock, during which time the dividends on its preferred stock would be cumulative. Preferred stockholders would have rights that are subordinated to insurance claims, as well as to general unsecured creditors, but senior to any common stockholders of MBIA Corp. The trusts are vehicles for providing MBIA Corp. the opportunity to access new capital at its sole discretion through the exercise of the put options. The trusts are rated “AA” by S&P and “Aa2” by Moody’s. To date, MBIA Corp. has not exercised its put options under any of these arrangements.

At December 31, 2006, MBIA maintained a revolving credit facility totaling $500 million with a group of highly rated global banks. During the second quarter of 2006, the Company negotiated more favorable terms of the facility, including an extension of the maturity from April 2010 to May 2011. The credit facility contains covenants that, among other things, restrict the Company’s ability to encumber assets or merge or consolidate with another entity and require that the Company maintain a minimum net worth and a maximum debt-to-capital ratio. The expiration date for the facility is May 12, 2011. As of December 31, 2006, there were no balances outstanding under this facility.

From time to time, MBIA accesses the capital markets to support the growth of its businesses. As such, in June 2003, MBIA filed a $500 million registration statement on Form S-3 with the SEC utilizing a “shelf” registration process. In November 2004, the Company completed its $350 million debt issuance of senior notes and currently has in effect a shelf registration with the SEC for $150 million. This shelf registration permits the Company to issue various debt and equity securities described in the prospectus filed as part of the registration statement. The Company’s Board of Directors has approved the filing of a new registration statement in an amount up to $800 million, which will replace and cancel remaining balances on all prior registration statements filed with the SEC. The Company expects to file the new registration statement with the SEC in the first half of 2007.

EMPLOYEES

As of February 26, 2007, the Company had 492 employees, 377 in MBIA Corp. and 115 in MBIA Asset Management. None of the Company’s domestic employees is covered by a collective bargaining agreement. Certain of the Company’s employees outside the United States are governed by national collective bargaining or similar agreements. The Company considers its employee relations to be satisfactory.

AVAILABLE INFORMATION

The Company maintains a website at www.mbia.com. The Company is not including the information on its website as a part of, nor is it incorporating such information by reference into, this Form 10-K. The Company makes available through its website, free of charge, all of its SEC filings, including its annual Form 10-K, any of its quarterly filings on Form 10-Q and any current reports on Form 8-K, as soon as is reasonably practicable after these materials have been filed with the SEC. All such filings were timely posted to the website in 2006.

Item 1. Business (continued)

EXECUTIVE OFFICERS

The executive officers of the Company and their present ages and positions with the Company as of March 1, 2007 are set forth below.

Name	Age	Position and Term of Office
Joseph W. Brown	58	Chairman (officer since January, 1999)
Gary C. Dunton	51	President and Chief Executive Officer (officer since January, 1998)
Ram D. Wertheim	52	Vice President, Secretary and General Counsel (officer since January, 2000)
Kevin D. Silva	53	Vice President and Chief Administrative Officer (officer since 1995)
Ruth M. Whaley	50	Vice President and Chief Risk Officer (officer since 1999)
Mitchell I. Sonkin	54	Vice President (officer since April, 2004)
Clifford D. Corso	45	Vice President (officer since September, 2004)
Christopher E. Weeks	46	Vice President (officer since July, 2004)
Thomas G. McLoughlin	46	Vice President (officer since February, 2005)
William C. Fallon	47	Vice President (officer since July, 2005)
C. Edward Chaplin	50	Vice President and Chief Financial Officer (officer since June, 2006)

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

Ram D. Wertheim is Vice President, Secretary and General Counsel of the Company. From February of 1998 until January, 2000, he served in various capacities in the Global Structured Finance Division. Mr. Wertheim was, until February of 1998, the General Counsel of CapMAC Holdings Inc.

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

Christopher E. Weeks is Vice President of the Company and head of the International Division. Mr. Weeks has served in various capacities since joining the Company in 1995, most recently as the business manager in MBIA Corp.’s Global Structured Finance Division responsible for CDO and secondary markets activity.

Clifford D. Corso is Vice President of the Company, the Company’s Chief Investment Officer and the president of MBIA Asset Management. He joined the Company in 1994 and has served as Chief Investment Officer since 2000.

Thomas G. McLoughlin is Vice President of the Company and head of the Global Public Finance Division. Since joining MBIA Corp. in 1994, he has been primarily involved in the public finance area.

Item 1. Business (continued)

William C. Fallon is Vice President of the Company and head of the Global Structured Finance Division. From July 2005 to March 1, 2007, Mr. Fallon was Vice President of the Company and head of Corporate and Strategic Planning. Prior to joining the Company in 2005, Mr. Fallon was a partner at McKinsey & Company and co-leader of that firm’s Corporate Finance and Strategy Practice.

C. Edward Chaplin is Vice President and Chief Financial Officer of the Company and Vice Chairman and Chief Financial Officer of MBIA Corp. Prior to becoming an officer of the Company in June 2006, Mr. Chaplin had served as a director of the Company from December 2002 to May 2006 and as Senior Vice President and Treasurer of Prudential Financial Inc. since November 2000, responsible for Prudential’s capital and liquidity management, corporate finance, and banking and cash management. Mr. Chaplin had been with Prudential since 1983.

In June 2006, Nicholas Ferreri resigned as Vice President and Chief Financial Officer of the Company and was replaced by C. Edward Chaplin.

On February 16, 2007, the Company filed a Current Report on Form 8-K with the SEC announcing that Neil G. Budnick, Vice President of the Company and President of MBIA Insurance Corporation and responsible for all new financial guarantee insurance business, and Mark D. Zucker, Managing Director and head of the Global Structured Finance Division, would be leaving the Company. Mr. Budnick’s responsibilities have been assumed by Gary C. Dunton, Chief Executive Officer. William C. Fallon, Managing Director and head of Corporate Strategic Planning, was named head of the Global Structured Finance Division, replacing Mr. Zucker effective March 1, 2007. Messrs. Budnick and Zucker will leave the Company by April 30, 2007. In addition, effective March 1, 2007, Willard Hill and Andrea Randolph are no longer executive officers of the Company given changes to the management structure, although they remain officers of the Company.

On January 11, 2007, the Company filed a Current Report on Form 8-K with the SEC announcing that Joseph W. Brown, who has served as Executive Chairman of the Company since May 2004 and was Chairman and Chief Executive Officer of the Company from 1999 until May 2004, informed the Board of Directors of the Company of his intention to not stand for re-election as a director of MBIA when his current term expires at MBIA’s 2007 Annual Meeting of Stockholders (the “2007 Annual Meeting”), which is scheduled to be held in May 2007. Under the terms of Mr. Brown’s letter agreement with the Company, which he entered into in May 2004, Mr. Brown had agreed to serve as Executive Chairman until the earlier of the Company’s 2007 Annual Meeting or May 31, 2007. Mr. Brown has been a member of the Board of Directors of the Company since 1990 and was previously a Board member from December 1986 through May 1989.

Subject to the election of Messrs. Gary Dunton and David Clapp as directors at the 2007 Annual Meeting, the Board expects to elect Mr. Dunton as Chairman of the Board of Directors and to designate Mr. Clapp to continue to serve as lead director, in each case until the Company’s 2008 Annual Meeting of Stockholders.

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

Reduction in MBIA Corp.’s Financial Strength Ratings Would Materially and Adversely Affect Future Business

MBIA Corp.’s ability to attract new business and to compete with other triple-A rated financial guarantors is largely dependent on the triple-A financial strength ratings assigned to it by the major rating agencies and the financial enhancement rating assigned by S&P. MBIA Corp. intends to comply with the requirements imposed by the rating agencies to maintain such ratings; however, no assurance can be given that these requirements will not change or that, even if MBIA Corp. complies with these requirements, one or more of such rating agencies will not lower or withdraw its financial strength ratings of MBIA Corp. or place MBIA Corp. on “negative outlook,” indicating that a downgrade may be considered in the future. MBIA Corp.’s ability to attract new business and to compete with other triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction, or suggested possibility of reduction, in its ratings. See “Part I, Item 1. Business—Rating Agencies.”

Item 1A. Risk Factors (continued)

Competition May Have an Adverse Effect on MBIA Corp.’s Business

The businesses engaged in by MBIA Corp. are highly competitive. MBIA Corp. faces competition from other financial guarantee insurance companies, other providers of third-party credit enhancement, such as multi-line insurance companies, credit derivative and swap providers and banks, and alternative financing structures that do not employ third-party credit enhancement. Increased competition, either in terms of price, alternative structures, or the emergence of new providers of credit enhancement, could have an adverse effect on MBIA Corp.’s business. See “Part I, Item 1. Business—Competition.”

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

Regulatory Change Could Adversely Affect MBIA Corp.’s Ability to Enter into Future Business

The financial guarantee insurance industry has historically been and will continue to be subject to the direct and indirect effects of governmental regulation, including insurance laws, securities laws, tax laws and legal precedents affecting asset-backed and municipal obligations, as well as changes in those laws. Failure to comply with applicable laws and regulations could expose MBIA Corp. to fines, the loss of its insurance licenses, and the inability to engage in certain business activity. In addition, future legislative, regulatory or judicial changes could adversely affect MBIA Corp.’s ability to pursue its business, materially impacting our financial results. See “Business—Insurance Regulation” in Part I, Item 1 for a description of current insurance regulations affecting MBIA Corp.

On January 29, 2007, the Company announced that it and its principal operating subsidiary MBIA Corp. had concluded civil settlements with the SEC, the NYAG, and the NYSID with respect to transactions entered into by the Company and MBIA Corp. in 1998 following defaults on insured bonds issued by AHERF. The terms of the settlements, under which the Company and MBIA Corp. neither admit nor deny wrongdoing, include retention of an Independent Consultant to review and report to the Company’s Board of Directors, the SEC, the NYAG and the NYSID on the evaluation previously undertaken at the direction of the Audit Committee of MBIA’s Board of Directors by Promontory Financial Group LLC of the Company’s controls, policies and procedures with respect to compliance, internal audit, governance, risk management and records management; the Company’s implementation of Promontory’s recommendations; the Company’s accounting for and disclosure of its investment in Capital Asset Holdings GP, Inc.; and the Company’s accounting for and disclosure of its exposure to the US Airways 1998-1 Repackaging Trust and any other transaction in which the Company paid or acquired all or substantially all of an issue of insured securities other than as a result of a

Item 1A. Risk Factors (continued)

claim under the related policy. To date, the Independent Consultant’s review and report have not been completed. No assurance can be given that the report will not result in additional or different terms from those of the settlements, which terms could have an adverse impact on the Company’s business, prospects or financial condition. See “Legal Proceedings” in Part I, Item 3 for more information on the regulatory investigation.

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

Loss Reserves May Not Be Adequate to Cover Potential Losses

The financial guarantees issued by MBIA Corp. insure the financial performance of the obligations guaranteed over an extended period of time, in some cases over 30 years, under policies that MBIA Corp. has, in most circumstances, no right to cancel. As a result of the lack of statistical loss data due to the low level of losses in MBIA Corp.’s financial guarantee business and in the financial guarantee industry in general, particularly in the structured asset-backed area, MBIA Corp. does not use traditional actuarial approaches to determine its loss reserves. Instead, an unallocated loss reserve is established in an amount deemed adequate to cover the expected levels of losses and loss adjustment expense on MBIA Corp.’s overall portfolio. The size of the unallocated loss reserve is determined by a formula, the components of which are reviewed regularly. The establishment of the appropriate level of loss reserves is an inherently uncertain process involving numerous estimates and subjective judgments by management, and therefore, there can be no assurance that actual losses in MBIA Corp.’s insured portfolio will not exceed its loss reserves. Losses from future defaults, depending on their magnitude, could exceed loss reserves and therefore, have an adverse effect on the results of operations and financial condition of MBIA Corp. See “Part I, Item 1. Business—Losses and Reserves; Remediation.”

Unanticipated Catastrophic Events and Operational Risks May Adversely Impact MBIA Corp.’s Insured Portfolio and Future Business

The Company’s insurance operations underwrite and assess credit and other risks using internal models which are based on historical performance and default rates, as well as the Company’s reasonable expectation of future performance. The Company manages its insurance and other exposures in an attempt to minimize the severity and impact of unexpected events. There can be no assurance, however, that the Company’s internal models and portfolio management policies adequately assess and address the risk of unforeseen events, unexpected catastrophic events or the impact of risks with a severity significantly higher than those previously experienced, or that the assumptions which underlie the Company’s internal models and policies are accurate. There can be no assurance that the Company will not incur material losses if such unforeseen, catastrophic or high severity events occur. In addition, even in the absence of unforeseen, catastrophic or high severity events, there can be no assurance that the Company’s internal models, portfolio management policies and other internal systems and processes (or models, tools and services provided by third-parties) will be properly utilized or implemented in the normal operation of the Company’s business. Any failure of such processes, models and systems and/or employee misconduct or fraud or other operational failures could have an adverse impact on the Company’s business and financial condition.

Increased Rating Agency Capital Charges May Adversely Impact Future Business

Individual credits in MBIA Corp.’s insured portfolio (including potential new credits) are assessed a rating agency “capital charge” based on a variety of factors including the nature of the credits, their underlying ratings, their tenor and their expected and actual

Item 1A. Risk Factors (continued)

performance. In the event of an actual or perceived deterioration in creditworthiness, a reduction in the underlying rating or a change in the rating agency capital methodology, the Company may be required to hold more of its capital in reserve against credits in its insured portfolio, regardless of whether losses actually occur, or against potential new business. There can be no assurance that the Company’s capital position will be adequate to meet such increased reserve requirements or that the Company will be able to secure additional capital, especially at a time of actual or perceived deterioration in creditworthiness of new or existing credits. Unless the Company was able to increase its amount of available capital, an increase in capital charges could reduce the amount of capital available to pay claims and support MBIA Corp.’s triple-A ratings and could have an adverse effect on MBIA Corp.’s ability to write new business.

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

Changes in the Rating Agencies’ Capital Models and Rating Methodology with Respect to Financial Guarantee Insurers May Adversely Affect our Business Results and Progress

Changes in the rating agencies’ capital models and rating methodology could require us to hold more capital against specified credit risks in our insured portfolio. These requirements could place stress on our ratings and force us to raise additional capital, which could in turn result in lower returns on equity.

Item 1A. Risk Factors (continued)

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

Accounting standard and regulatory changes may require modifications to the Company’s accounting methodology, both prospectively and for prior periods and such changes could have an adverse impact on the Company’s financial results. As discussed in “Part I, Item 1B. Unresolved Staff Comments” below, the SEC and the FASB are considering the accounting methodology to be applied by financial guarantee industry participants for claims liability recognition, premium recognition, amortization of deferred policy acquisition costs and financial guarantee enhanced securities held for sale in guarantor investment portfolios. When the FASB or the SEC reaches a conclusion on this project, the Company and its financial guarantor peers may be required to change some aspects of their respective loss reserving policies and the potential changes could extend to premium and expense recognition. The FASB is expected to issue proposed guidance in the first quarter of 2007. The Company cannot currently assess how the FASB and SEC staff’s ultimate resolution of this project will impact its loss reserving policy or the effect it might have on recognizing premium revenue and policy acquisition costs. Until final guidance is issued, the Company intends to apply its existing methodology. There can be no certainty, however, that the SEC or the FASB will not require the Company to modify its current methodology, either on a going-forward basis or for prior periods. Any required modification of the Company’s existing methodology, either with respect to these issues or other issues in the future, could have an impact on the Company’s results of operations.

A further description of the Company’s loss reserving policy is included in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

Our Holding Company Structure and Certain Regulatory and Other Constraints Could Affect Our Ability to Pay Dividends and Make Other Payments

We are a holding company and have no substantial operations of our own or assets other than our ownership of MBIA Corp., our principal operating subsidiary, MBIA Asset Management, and certain other smaller subsidiaries. As such, we are largely dependent on dividends from MBIA Corp. to pay dividends on our capital stock, to pay principal and interest on our indebtedness, to pay our operating expenses, to purchase our common stock in the open market and to make capital investment in our subsidiaries. The inability of MBIA Corp. to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could affect our ability to repay our debt or have a material adverse effect on our operations.

Item 1B. Unresolved Staff Comments

As a result of discussions in January and February 2005 between the SEC staff and several financial guarantee industry participants, including MBIA, the FASB staff considered whether additional guidance with respect to accounting for financial guarantee insurance should be provided. In June 2005, the FASB decided to add to its agenda a project to consider the accounting by insurers for financial guarantee insurance. As part of this project, the FASB is considering several aspects of the insurance accounting model for financial guarantee insurers, including claims liability recognition, premium recognition and the related amortization of deferred policy acquisition costs. When the FASB or the SEC reaches a conclusion on this project, the Company and its financial guarantor peers may be required to change some aspects of their respective loss reserving policies and the potential changes could extend to premium and expense recognition. The FASB is expected to issue proposed guidance in the first quarter of 2007. The Company cannot currently assess how the FASB and SEC staff’s ultimate resolution of this project will impact its loss reserving policy or the effect it might have on recognizing premium revenue and policy acquisition costs. Until final guidance is issued, the Company intends to continue to apply its existing policy with respect to the establishment of both case basis and unallocated loss reserves and the recognition of premium revenue and policy acquisition costs. A further description of the Company’s loss reserving policy is included in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

Item 2. Properties

Item 2. Properties

MBIA Corp. owns the 265,000 square foot office building on approximately 38 acres of property in Armonk, New York, in which the Company, MBIA Corp. and MBIA Asset Management have their headquarters. MBIA Corp. also has offices with 30,000 square feet of rental space in New York, New York, San Francisco, California, Paris, France, Madrid, Spain, Sydney, Australia, London, England, Milan, Italy, and Tokyo, Japan. MBIA Asset Management has 7,500 square feet of office space in Denver, Colorado. The Company believes that these facilities are adequate and suitable for its current needs.

Item 3. Legal Proceedings

In the normal course of operating its businesses, the Company may be involved in various legal proceedings.

In July 2002, MBIA Corp. filed suit against Royal Indemnity Company (“Royal”) in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $355 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal had filed an action seeking a declaration that it is not obligated to pay on its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. Royal appealed the order, and, in connection with the appeal, pledged $403 million of investment grade collateral to MBIA Corp. to secure the entire amount of the judgment, with interest, and has agreed to post additional security for future claims and interest.

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

On August 19, 2005, the Company received a “Wells Notice” from the SEC indicating that the staff of the SEC is considering recommending that the SEC bring a civil injunctive action against the Company alleging violations of federal securities laws “arising from

Item 3. Legal Proceedings (continued)

MBIA’s action to retroactively reinsure losses it incurred from the AHERF bonds MBIA had guaranteed, including, but not limited to, its entering into excess of loss agreements and quota share agreements with three separate counterparties.”

On January 29, 2007, the Company announced that it and its principal operating subsidiary MBIA Corp. (together with MBIA, the “Companies”) had concluded civil settlements with the SEC, the NYAG, and the NYSID with respect to transactions entered into by the Companies in 1998 following defaults on insured bonds issued by AHERF.

The terms of the settlements, under which the Companies neither admit nor deny wrongdoing, include:

•

A restatement, which was completed and reported in MBIA’s third quarter 2005 earnings release, of the Company’s GAAP and statutory financial results for 1998 and subsequent years related to the agreements with AXA Re Finance S.A. and Muenchener Rueckversicherungs-Gesellshaft, as discussed in “Note 2: Restatement Of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”) in Part II, Item 8 and “Restatement of Consolidated Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 in the 2005 10-K;

•

Payment of penalties and disgorgement totaling $75 million, of which $60 million will be distributed to MBIA shareholders pursuant to the Fair Fund provisions of the Sarbanes-Oxley Act of 2002 and $15 million will be paid to the State of New York. MBIA accounted for the $75 million in penalties and disgorgement as a charge in the third quarter of 2005;

•	The Companies’ consent to a cease and desist order with respect to future violations of securities laws;

•

A report by the Company’s independent auditors, PricewaterhouseCoopers, to MBIA’s Board of Directors, the SEC staff, the NYAG and the NYSID concerning the Company’s accounting for and disclosure of advisory fees and the assets of certain conduits; and

•

Retention of an Independent Consultant to review and report to the SEC, the NYAG and the NYSID on the evaluation previously undertaken at the direction of the Audit Committee of MBIA’s Board of Directors by Promontory Financial Group LLC of the Company’s controls, policies and procedures with respect to compliance, internal audit, governance, risk management and records management; the Company’s implementation of Promontory’s recommendations; the Company’s accounting for and disclosure of its investment in Capital Asset Holdings GP, Inc.; and the Company’s accounting for and disclosure of its exposure to the US Airways 1998-1 Repackaging Trust and any other transaction in which the Company paid or acquired all or substantially all of an issue of insured securities other than as a result of a claim under the related policy.

The foregoing summary description of the terms of the settlements is qualified in its entirety by reference to the documents attached hereto as Exhibits 10.82-10.85.

The Company was named as a defendant in private securities actions consolidated as In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). Joseph W. Brown, the Company’s Chairman and former Chief Executive Officer, Gary C. Dunton, the Company’s Chief Executive Officer, Nicholas Ferreri, the Company’s former Chief Financial Officer, Neil G. Budnick, a Vice President of the Company and the Company’s former Chief Financial Officer and Douglas C. Hamilton, the Company’s Controller were also named as defendants in the suit, as were former Chairman and Chief Executive Officer David H. Elliott and former Executive Vice President, Chief Financial Officer and Treasurer Juliette S. Tehrani. The plaintiffs asserted claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs purport to be acting as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”). The allegations contained in the lawsuit included, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with the AHERF loss, and about the effectiveness of the Company’s internal controls. The plaintiffs alleged that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices throughout the Class Period.

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that these claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. Though

Item 3. Legal Proceedings (continued)

the dismissal remains subject to appeal by the plaintiffs, the Company does not expect the outcome of the private securities litigation to have a material adverse affect on its financial condition, although the outcome is uncertain and no assurance can be given that the Company will not suffer a loss.

Certain officers of the Company and certain members of the Company’s Board of Directors were named as defendants in a shareholder derivative action filed in the Supreme Court of New York, Westchester County on November 9, 2005: Robert Purvis, Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph W. Brown, Neil G. Budnick, C. Edward Chaplin, David C. Clapp, Clifford D. Corso, Gary C. Dunton, Claire L. Gaudiani, Daniel P. Kearney, Laurence H. Meyer, Debra J. Perry, John A. Rolls, and Ruth M. Whaley (Case No. 20099-05) (the “Purvis Litigation”). The plaintiff asserted claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties by the named defendants in connection with the Company’s accounting for certain transactions, including the AHERF loss. In addition, the plaintiff alleged that the officer defendants were unjustly enriched as a result of such alleged breach. The lawsuit was dismissed on December 21, 2006, pursuant to court order and an agreement among all parties.

Certain current and former officers of the Company and certain current and former members of the Company’s Board of Directors have been named as defendants in a shareholder derivative action filed in the United States District Court, Southern District on April 24, 2006: J. Robert Orton Jr., Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph (Jay) W. Brown, Gary C. Dunton, Neil G. Budnick, Nicholas Ferreri, Douglas C. Hamilton, Juliette S. Tehrani, Richard L. Weill, David H. Elliott, Claire L. Gaudiani, Daniel P. Kearney, David C. Clapp, John A. Rolls, C. Edward Chaplin, Debra J. Perry, Laurence Meyer, Jeffrey W. Yabuki, Pierre-Henri Richard, William H. Gray III, Freda S. Johnson and James A. Lebenthal (Case No. 06 CV 3146) (the “Orton Litigation”). The plaintiff asserts claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties, insider trading, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002 by some or all of the named defendants in connection with alleged false statements in the Company’s financial statements arising from improper accounting for certain transactions, including agreements to reinsure the AHERF loss. The lawsuit seeks relief on behalf of the Company that includes disgorgement of certain compensation granted to such officers, unspecified damages, restitution of profits and compensation, legal costs, an order directing the Company to implement certain governance procedures and other equitable relief.

A Special Litigation Committee of three independent directors of MBIA Inc. has determined after a good faith and thorough investigation that pursuit of the Orton Litigation is not in the best interests of MBIA and its shareholders, and has moved to dismiss the action.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 15, 2007 there were 883 shareholders of record of the Company’s common stock. The information concerning dividends on the Company’s common stock is under “Item 1. Business—Insurance Regulation” in this annual report.

The high and low stock prices and dividends with respect to the Company’s common stock for the last two years are set forth below:

	2006			2005
	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$63.63	$56.90	$0.31	$63.33	$52.10	$0.28
June 30	60.87	56.00	0.31	61.35	49.07	0.28
September 30	64.42	56.30	0.31	63.23	54.75	0.28
December 31	73.49	60.57	0.31	64.00	54.15	0.28

The Company expects to continue its policy of paying regular dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition.

In July 2004, the Company received authorization from its Board of Directors to repurchase 1 million of common stock under a share repurchase program. On August 5, 2004, the Company’s Board of Directors authorized the repurchase of an additional 14 million shares of common stock in connection with this program. As of December 31, 2006, the Company had repurchased a total of 10 million shares under the program.

In February 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. The Company’s ability to repurchase common stock is largely dependent on the amount of dividends paid by MBIA Corp. to MBIA Inc. Repurchases of common stock will be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements.

The table below sets forth repurchases made by the Company in each month during the fourth quarter of 2006, all of which were purchased by the Company for settling awards under the Company’s long-term incentive plans.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October	48,772	$62.44	0	4,995,900
November	264,005	66.18	0	4,995,900
December	171,366	71.84	0	4,995,900

Item 6. Selected Financial Data

Selected Financial and Statistical Data

MBIA Inc. and Subsidiaries

Dollars in millions except per share amounts	2006	2005	2004	2003	2002
Summary Income Statement Data:
Insurance:
Gross premiums written	$896	$985	$1,117	$1,269	$952
Premiums earned	836	843	850	773	618
Net investment income	598	514	501	460	433
Total insurance expenses	379	318	301	278	217
Insurance income	1,094	1,059	1,208	1,166	818
Investment management services income	120	131	48	55	34
Corporate loss	(82)	(173)	(84)	(59)	(64)
Revenues from continuing operations	2,712	2,303	2,055	1,881	1,433
Expenses from continuing operations	1,579	1,286	884	719	645
Income from continuing operations before income taxes	1,133	1,017	1,171	1,162	788
Income from continuing operations, net of tax	813	713	839	822	584
Net income	819	711	843	825	585
Basic EPS:
Income from continuing operations	6.12	5.32	5.92	5.73	3.99
Net income	6.17	5.30	5.94	5.75	3.99
Diluted EPS:
Income from continuing operations	5.95	5.20	5.80	5.67	3.96
Net income	5.99	5.18	5.82	5.69	3.96

Summary Balance Sheet Data:
Fixed-maturity investments	$27,932	$23,606	$19,416	$16,561	$14,779
Held-to-maturity investments	5,213	5,765	7,540	8,891	—
Short-term investments	2,961	1,650	2,404	1,913	1,728
Other investments	972	1,129	1,255	883	584
Total assets	39,763	34,561	33,036	30,301	18,796
Deferred premium revenue	3,130	3,185	3,211	3,080	2,755
Loss and LAE reserves	537	722	749	712	638
Investment agreements	12,483	10,806	8,679	6,959	6,388
Commercial paper	746	860	2,599	2,640	—
Medium-term notes	10,951	7,542	6,944	7,092	842
Long-term debt	1,215	1,206	1,327	1,016	1,026
Shareholders’ equity	7,204	6,592	6,559	6,150	5,369
Book value per share	53.43	49.17	47.05	42.75	37.10
Dividends declared per common share	1.240	1.120	0.960	0.800	0.680

Financial Ratios:
Loss and LAE ratio	9.7%	10.0%	10.0%	10.0%	10.5%
Underwriting expense ratio	26.6	24.7	21.5	22.2	22.9
Combined ratio	36.3	34.7	31.5	32.2	33.4

Net debt service outstanding (1)	$939,969	$889,019	$890,222	$835,774	$781,589
Net par amount outstanding (1)	$617,553	$585,003	$585,575	$541,026	$497,343

(1)	Net of reinsurance and other reimbursement arrangements not accounted for as reinsurance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This annual report of MBIA Inc. (“MBIA” or the “Company”) includes statements that are not historical or current facts and are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “intend,” “will likely result,” “looking forward” or “will continue,” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. MBIA cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•	fluctuations in the economic, credit, interest rate or foreign currency environment in the United States (“U.S.”) and abroad;
•	level of activity within the national and international credit markets;
•	competitive conditions and pricing levels;
•	legislative or regulatory developments;
•	technological developments;
•	changes in tax laws;
•	changes in the Company’s credit ratings;
•	the effects of mergers, acquisitions and divestitures; and
•	uncertainties that have not been identified at this time.

The Company undertakes no obligation to publicly correct or update any forward-looking statement if it later becomes aware that such results are not likely to be achieved.

OVERVIEW

MBIA is a leading provider of financial guarantee products and specialized financial services. MBIA provides innovative and cost-effective products and services that meet the credit enhancement, financial and investment needs of its public- and private-sector clients worldwide. MBIA manages its activities primarily through two principal business operations: insurance and investment management services. The Company’s corporate operations include revenues and expenses that arise from general corporate activities.

MBIA’s insurance operations are principally conducted through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). MBIA Insurance Corporation has triple-A financial strength ratings from Standard and Poor’s Corporation (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), Fitch, Inc. and Rating and Investment Information, Inc. Additionally, MBIA Insurance Corporation’s insurance subsidiaries have triple-A financial strength ratings from at least S&P and Moody’s. MBIA Corp. issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and pools of corporate and asset-backed bonds, both in the new issue and secondary markets. Additionally, MBIA Corp. insures credit default swaps on pools of collateral, which it considers part of its core financial guarantee business. The financial guarantees issued by MBIA Corp. provide an unconditional and irrevocable guarantee of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by MBIA Corp.

MBIA’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management, LLC (“MBIA Asset Management”) and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to funding assets for third-party clients and for investment purposes.

In December 2006, MBIA completed the sale of Capital Asset Holdings GP, Inc. and certain affiliated entities (“Capital Asset”), a servicer of delinquent tax liens, to a third party company that is engaged in tax lien servicing and collection and that had been overseeing the servicing operations of Capital Asset since July 2006. The sale of Capital Asset also included three variable interest entities (“VIEs”) established in connection with MBIA-insured securitizations of Capital Asset tax liens, which were consolidated within the Company’s insurance operations in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities (Revised).”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the third quarter of 2006, MBIA finalized a plan to sell MBIA MuniServices Company and certain of its wholly owned subsidiaries (“MuniServices”) to an investor group led by the management of MuniServices. MuniServices provides revenue enhancement services and products to public-sector clients nationwide consisting of discovery, audit, collections/recovery and information services. The Company completed the sale of MuniServices in December 2006.

MBIA’s municipal services operations consisted of the activities of MuniServices and Capital Asset. As a result of the sale of MuniServices and Capital Asset, the Company no longer reports municipal services operations and the assets, liabilities, revenues and expenses of these entities have been reported within discontinued operations for all years presented in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” See “Note 15: Discontinued Operations” in the Notes to Consolidated Financial Statements for information relating to the Company’s discontinued operations.

The Company’s results of operations for the years ended December 31, 2006, 2005 and 2004 are discussed in the “Results of Operations” section included herein.

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires the use of estimates and assumptions. The following accounting estimates are viewed by management to be critical because they require significant judgment on the part of management. Financial results could be materially different if alternate methodologies were used or if management modified its assumptions.

LOSSES AND LOSS ADJUSTMENT EXPENSES The Company’s financial guarantee insurance provides an unconditional and irrevocable guarantee of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that the Company has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by the Company. Loss and loss adjustment expense (“LAE”) reserves are established by the Company’s Loss Reserve Committee, which consists of members of senior management, and require the use of judgment and estimates with respect to the occurrence, timing and amount of a loss on an insured obligation.

The Company establishes two types of loss and LAE reserves for non-derivative financial guarantees: an unallocated loss reserve and case basis reserves. The unallocated loss reserve is established with respect to the Company’s entire non-derivative insured portfolio. The Company’s unallocated loss reserve represents the Company’s estimate of losses that have or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations.

Each quarter the Company calculates its provision for the unallocated loss reserve as a fixed percent of scheduled net earned premium. Annually, the Loss Reserve Committee evaluates the appropriateness of this fixed percent loss factor. In performing this evaluation, the Loss Reserve Committee considers the composition of the Company’s insured portfolio by municipal sector, structured asset class, remaining maturity and credit quality, along with the latest industry data, including historical default and recovery experience for the relevant sectors of the fixed-income market in order to determine if a trend is developing that indicates the loss factor should be increased or decreased. In addition, the Company considers its own historical loss activity and how those losses develop over time. The Loss Reserve Committee reviews the results of its annual evaluation over a period of several years to determine whether any long-term trends are developing. Therefore, case basis reserves established in any year may be above or below the loss factor without requiring an increase or decrease to the loss factor. The Company’s additions to specific case basis reserves in the years ended December 31, 2005 and 2004 exceeded the 12% loss factor currently used by the Company. However, additions to specific case basis reserves in the year ended December 31, 2006 were less than the 12% loss factor. The Loss Reserve Committee is continuing to monitor any trends and evaluate whether an adjustment to the Company’s current loss factor is appropriate. However, if a catastrophic or very unusual loss occurred, the Loss Reserve Committee would consider taking an immediate charge through “Losses and loss adjustment expenses” and possibly also increasing the loss factor in order to maintain an adequate level of loss reserves. Since 2002, the Company has calculated its provision for the unallocated loss reserve as 12% of scheduled net earned premium.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

default rates relative to the Company’s insured portfolio and in the Company’s actual loss experience or increases in statistical recovery rates and in the Company’s actual recovery experience would likely decrease the Company’s loss factor. During the years ended December 31, 2006, 2005 and 2004, the Company calculated its provision for the unallocated loss reserve of $81 million, $84 million and $85 million, respectively. This provision represents loss and loss adjustment expenses as reported on the Company’s income statement.

In the years ended December 31, 2005 and 2004, the Company’s actual loss experience, one of the variables on which the loss factor is based, increased significantly above historical levels as case basis incurred activity exceeded the 12% loss factor used by the Company. Given the level of specific case basis losses recorded in 2005 and 2004, if none of the other variables used in deriving the loss factor had changed during this period, the Company’s loss factor would approximate 14% on a cumulative basis through December 31, 2006. Another variable that changed over the last several years, however, and that affects the determination of the loss factor is the mix of business among different sectors. During this period, the Company has ceased writing business in certain sectors in which loss experience has been high relative to its total portfolio, such as tax liens, lower rated high-yield collateralized bond obligations, manufactured housing and certain direct corporate obligations, which offset the impact that the higher case basis incurred activity would have on the loss factor. Excluding actual loss experience incurred in the sectors listed above, the Company’s cumulative loss factor through December 31, 2006 would approximate 9%. Also mitigating the impact of higher case basis incurred activity is the improvement in the overall credit quality of the insured portfolio, with a greater percentage of the insured portfolio rated A or above over the past few years, as well as a decline in the number of issues on the Company’s caution lists.

Considering all of the assumptions used in the assessment of the adequacy of the loss factor, including the higher case basis incurred activity in 2005 and 2004 and the offsetting effect of observed changes in the variables described above, the Company believes that its current loss factor of 12% continues to represent a reasonable estimate of losses that have or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. In addition, the Company believes that the amount of unallocated loss reserves recorded on its balance sheet at December 31, 2006 are adequate to cover specific losses that may develop from its existing insured portfolio. MBIA continually monitors its insured portfolio and actual loss experience in order to identify trends that would indicate a reasonably likely significant change to one or more of the variables on which the loss factor is based. If MBIA determines that any changes to one or more of these variables is likely to have an impact on the level of probable losses in its insured portfolio, the Company will increase or decrease its loss factor accordingly, which will result in an increase or decrease in its loss and loss adjustment expenses.

The Company establishes specific reserves in an amount equal to the Company’s estimate of identified or case basis reserves with respect to specific policies. A number of variables are taken into account in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligation, the projected cash flow or market value of any assets that support the insured obligation and the historical and projected loss rates on such assets. Factors that may affect the actual ultimate realized losses for any policy include the state of the economy, changes in interest rates, rates of inflation and the salvage values of specific collateral. The Company does not believe that changes to these factors would materially change the amount of the Company’s case basis loss reserves, with the exception of significant changes in salvage values of specific collateral. Changes in salvage values of specific collateral may occur over time and would directly affect the amount of case basis loss reserves established for individual insured obligations.

The Company’s total loss reserves of $537 million represent a small fraction of its outstanding net debt service insured of $940 billion. However, we believe that these reserves are adequate to cover ultimate net losses. Given that the reserves are based on estimates, there can be no assurance that the ultimate liability will not exceed such estimates resulting in the Company recognizing additional loss and loss adjustment expense in earnings. While the underlying principles applied to loss reserving are consistent across the financial guarantee industry, differences exist with regard to the methodology and measurement of loss reserves. Alternative methods may produce different estimates than the method used by the Company. Additionally, the accounting for non-derivative financial guarantee loss reserves is possibly subject to change. See “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a description of the Company’s loss and loss adjustment expense accounting policy.

PREMIUM REVENUE RECOGNITION Upfront premiums are earned in proportion to the expiration of the related principal balance of an insured obligation. Therefore, for transactions in which the premium is received upfront, premium earnings are greater in the earlier periods when there is a higher amount of principal outstanding. The upfront premiums are apportioned to individual sinking fund payments of a bond issue according to an amortization schedule. After the premiums are allocated to each scheduled sinking fund payment, they are earned on a straight-line basis over the period of that sinking fund payment. Accordingly, deferred

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

premium revenue represents the portion of premiums written that is applicable to the unexpired risk of insured bonds and notes. When an MBIA-insured obligation is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time since there is no longer risk to the Company. Installment premiums are earned on a straight-line basis over each installment period, generally one year or less. As the outstanding principal of an installment-based policy is paid down by the issuer of an MBIA-insured obligation, less premium is collected and recognized by the Company. Both upfront and installment premium recognition methods recognize premiums over the term of an insurance policy in proportion to the remaining outstanding principal balance of the insured obligation.

The effect of the Company’s upfront premium earnings policy is to recognize greater levels of upfront premiums in the earlier years of each policy insured, thus matching revenue recognition with exposure to the underlying risk. Recognizing premium revenue on a straight-line basis over the life of each policy without allocating premiums to the sinking fund payments would materially affect the Company’s financial results. Premium earnings would be more evenly recorded as revenue throughout the period of risk than under the current method, but the Company does not believe that the straight-line method would appropriately match premiums earned to the Company’s exposure to the underlying risk. Therefore, the Company believes its upfront premium earnings methodology is the most appropriate method to recognize its upfront premiums as revenue. The premium earnings methodology used by the Company is similar to that used throughout the financial guarantee industry. However, premium revenue recognition is subject to change as a result of the FASB project described in the “Losses and Loss Adjustment Expenses” section included herein.

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

The Company’s financial instruments categorized as assets primarily comprise investments in debt and equity instruments. The majority of the Company’s debt and equity investments are accounted for in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires that all debt instruments and certain equity instruments be classified in the Company’s balance sheet according to their purpose and, depending on that classification, be carried at either amortized cost or fair market value. Quoted market prices are generally available for these investments. However, if a quoted market price is not available, a price is derived from internally developed models which use available market data. Equity investments outside the scope of SFAS 115 are accounted for under cost or equity method accounting principles. Other financial assets that require fair value reporting or disclosures within the Company’s notes to the financial statements are valued based on underlying collateral or the Company’s estimate of discounted cash flows.

MBIA regularly monitors its investments in which fair value is less than amortized cost in order to assess whether such a decline in value is other than temporary and, therefore, should be reflected as a realized loss in net income. Such an assessment requires the Company to determine the cause of the decline and whether the Company possesses both the ability and intent to hold the investment to maturity or until the value recovers to an amount at least equal to amortized cost. Additionally, this assessment requires management to exercise judgment as to whether an investment is impaired based on market conditions and trends and the availability of relevant data. See “Note 12: Investment Income and Gains and Losses” in the Notes to Consolidated Financial Statements for further information regarding other than temporary losses recorded in net income.

The Company’s financial instruments categorized as liabilities primarily consist of obligations related to its asset/liability products, conduit medium-term note and conduit commercial paper programs, and debt issued for general corporate purposes. These liabilities are typically recorded at their face value adjusted for premiums or discounts. The fair values of such instruments are generally not reported within the Company’s financial statements, but rather in the accompanying notes. However, the carrying values of financial liabilities which qualify as part of fair value hedging arrangements under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, are adjusted in the Company’s balance sheet to reflect those risks being hedged. MBIA has instituted cash flow modeling techniques to estimate the value of its liabilities that qualify as hedged obligations under SFAS 133

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

based on current market data. Other financial liabilities that require fair value reporting or disclosures within the Company’s notes to its financial statements are valued based on underlying collateral, the Company’s estimate of discounted cash flows or quoted market values for similar transactions.

The Company’s exposure to derivative instruments is created through contracts into which it directly enters and through third-party contracts it insures. The majority of MBIA’s exposure to derivative instruments, measured by notional values, is related to certain synthetic collateralized debt obligations (“CDOs”) that it insures. These contracts meet the definition of a derivative under SFAS 133 but effectively represent an alternate form of financial guarantee execution. The fair values of the Company’s derivative instruments are estimated using various valuation models that conform to industry standards. The Company utilizes both vendor-developed and proprietary models, based on the complexity of transactions. Dealer market quotes are typically obtained for regularly traded contracts and provide the best estimate of fair value for those contracts. However, when reliable dealer market quotes are not available, the Company uses a variety of market data relative to the type and structure of derivative contracts entered into by the Company. Several of the more significant types of market and contract data that influence the Company’s valuation models include interest rates, credit spreads, credit quality ratings and correlation assumptions. The data is obtained from third-party sources and is reviewed for reasonableness and applicability to the Company’s derivative portfolio. The fair value of the Company’s derivative portfolio may be materially affected by changes in existing market data, the availability of new or improved market data, changes in specific contract data or enhancements to the Company’s valuation models resulting from new market practices.

MBIA expects to hold all derivative instruments to their contractual maturity. Upon maturity of a contract, any gain or loss recorded in the Company’s financial statements will be reduced to zero. However, in the unlikely event circumstances require the termination and settlement of a contract prior to maturity, any resulting gain or loss upon settlement will be recorded in the Company’s financial statements.

The Company maintains an ongoing review of its valuation models and has formal procedures for the approval and control of data inputs. See “Note 26: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for additional information on the various types of instruments entered into by MBIA and a comparison of carrying values as reported in the Company’s balance sheet to estimated fair values.

GOODWILL Under SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are tested for impairment at least annually. This test includes a two-step process aimed at determining the amount, if any, by which the carrying value of a reporting unit exceeds its fair value and should be charged as an expense through net income.

In performing its impairment test, the Company determined that the best measure of the fair value of the insurance reporting segment is its book value adjusted for the after-tax effects of net deferred premium revenue less deferred acquisition costs, the present value of installment premiums and a provision for losses to arrive at an adjusted book value. Adjusted book value is a common measure used by security analysts to assess the value of financial guarantee companies.

In performing the impairment test for the investment management services operations, the fair value of a reporting segment is determined using a multiple of earnings before income tax, depreciation and amortization (“EBITDA”), as this is a common measure of fair value in the investment management industry. The multiple was determined based on a review of current industry valuation practices.

The Company performed its annual impairment testing of goodwill as of January 1, 2006 and January 1, 2007. On both dates, the fair values of the reporting segments exceeded their carrying values indicating that goodwill was not impaired. Alternate valuation methods would have likely produced different fair values. However, the Company believes that the valuation methods used provided the best estimates of fair value.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents highlights of the Company’s consolidated financial results for 2006, 2005 and 2004. Items listed under “Other per share information (effect on net income)” are items that we commonly identify for the readers of our financial statements because they are a by-product of the Company’s operations or due to general market conditions beyond the control of the Company.

In millions except per share amounts	2006	2005	2004
Revenues:
Insurance	$1,474	$1,377	$1,509
Investment management services	1,221	910	538
Corporate	17	16	8

Gross revenues from continuing operations	2,712	2,303	2,055

Expenses:
Insurance	379	318	301
Investment management services	1,101	780	491
Corporate	99	188	92

Gross expenses from continuing operations	1,579	1,286	884

Provision for income taxes	320	304	332

Income from continuing operations, net of tax	813	713	839
Income (loss) from discontinued operations, net of tax	6	(2)	1
Gain (loss) on sale of discontinued operations, net of tax	—	—	3

Net income	$819	$711	$843
Net income per share information: (1)
Net income	$5.99	$5.18	$5.82
Other per share information (effect on net income):
Penalties and disgorgement	$—	$(0.52)	$—
Accelerated premium earned from refunded issues	$0.71	$0.61	$0.59
Net realized gains (losses)	$0.07	$(0.01)	$0.47
Net gains (losses) on derivative instruments and foreign exchange	$0.07	$0.18	$(0.01)
Income (loss) from discontinued operations	$0.04	$(0.01)	$0.03

(1)	All per share calculations are diluted.

Consolidated revenues from continuing operations increased 18% to $2.7 billion in 2006 from $2.3 billion in 2005. Growth in insurance revenues resulted from an increase in net investment income and net realized gains from investment securities. An increase in investment management services’ interest income resulting from growth in asset/liability products was partially offset by a decrease in investment management services’ net gains on derivative instruments and foreign exchange. Consolidated expenses from continuing operations increased 23% to $1.6 billion in 2006 from $1.3 billion in 2005. This increase was principally due to an increase in investment management services and insurance interest expense, which was commensurate with the increase in interest income. Offsetting the increase in consolidated expenses was a reduction in corporate expenses resulting from $75 million of estimated penalties and disgorgement recorded in the third quarter of 2005 in connection with the settlement of regulatory investigations of the Company. Net income for 2006 of $819 million was up 15% from $711 million for 2005. Net income per diluted share was $5.99 for 2006 compared with $5.18 per diluted share for 2005, a 16% increase. The slightly larger percent increase in net income per diluted share compared with net income resulted from an approximately 526,000 decrease in the average number of diluted shares outstanding as a result of share repurchases the Company made in the first half of 2005.

Consolidated revenues from continuing operations increased 12% to $2.3 billion in 2005 from $2.1 billion in 2004. The growth in consolidated revenues was primarily due to a substantial increase in investment management services’ interest income resulting from growth in asset/liability products. Offsetting the increase in investment management services’ revenues was a decrease in insurance revenues resulting from a decline in net realized gains on investment securities. Consolidated expenses from continuing operations increased 45% to $1.3 billion in 2005 from $0.9 billion in 2004. This increase was principally due to an increase in investment management services’ interest expense, which was commensurate with the increase in interest income, and estimated penalties and disgorgement related to the settlement of regulatory investigations of the Company. Net income for 2005 of $711 million was down 16% from $843 million for 2004. Net income per diluted share was $5.18 for 2005 compared with $5.82 for 2004, an 11% decrease.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company’s book value at December 31, 2006 was $53.43 per share, up 9% from $49.17 per share at December 31, 2005. The increase was principally driven by net income from operations. Book value per share has shown steady growth over the past three years with a three-year compound average growth rate of 8%.

Insurance Operations

The Company’s insurance operations principally comprise the activities of MBIA Corp. MBIA Corp. issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and pools of corporate and asset-backed bonds, both in the new issue and secondary markets. Additionally, MBIA Corp. insures credit default swaps on pools of collateral, which it considers part of its core financial guarantee business.

The municipal obligations that MBIA Corp. insures include tax-exempt and taxable indebtedness of states, counties, cities, utility districts and other political subdivisions, as well as airports, higher education and healthcare facilities and similar authorities and obligations issued by private entities that finance projects which serve a substantial public purpose. The asset-backed and structured finance obligations insured by MBIA Corp. typically consist of securities that are payable from or which are tied to the performance of a specified pool of assets that have an expected cash flow. Securities of this type include residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, trade and export receivables, aircraft, equipment and real property leases, and infrastructure projects.

In certain cases, the Company may be required to consolidate entities established as part of securitizations when it insures the assets or liabilities of those entities. These entities typically meet the definition of a VIE under FIN 46(R). We do not believe there is any difference in the risks and profitability of financial guarantees provided to VIEs compared with other financial guarantees written by the Company. Additional information relating to VIEs is contained in the “Variable Interest Entities” section included herein.

In 2006, revenues from the Company’s insurance operations increased 7% to $1.47 billion compared with $1.38 billion in 2005. The increase in insurance operations’ revenues was primarily the result of an increase in net investment income and, to a lesser extent, net realized gains from investment securities, net gains on derivative instruments and foreign exchange and increased fees and reimbursements income. Insurance expenses, which consist of loss and LAE, the amortization of deferred acquisition costs, operating expenses and interest expense, increased 19% to $379 million in 2006 compared with $318 million in 2005. The increase in insurance expenses was the result of an increase in interest expense, commensurate with the increase in net investment income, and an increase in operating expenses resulting from increased compensation costs. Gross operating expenses (expenses before ceding commission income and the deferral or amortization of acquisition costs) increased 2% in 2006 compared with 2005.

In 2005, revenues from the Company’s insurance operations decreased 9% to $1.38 billion compared with $1.51 billion in 2004. The decline in insurance operations’ revenues was primarily the result of a decrease in net gains from investment securities and, to a lesser extent, a decrease in fees and reimbursements income and net gains on derivative instruments. Net investment income increased 3%, partially offsetting the overall decline in revenues. Insurance expenses increased 6% to $318 million in 2005 compared with $301 million in 2004. Loss and LAE and the amortization of deferred acquisition costs remained relatively flat. Operating expenses increased largely due to loss prevention costs, costs associated with the Company’s Money Market Committed Preferred Custodial Trust securities (“CPCT securities”), consulting services and a decrease in the rate at which compensation and other costs are deferred as policy acquisition costs. Gross operating expenses increased 5% in 2005 compared with 2004. Interest expense declined in 2005 compared with 2004 due to lower VIE interest expense.

The Company’s gross premiums written (“GPW”), net premiums written (“NPW”) and net premiums earned for the last three years are presented in the following table:

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

				Percent Change
In millions	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Gross premiums written:
U.S.	$548	$710	$737	(23)%	(4)%
Non-U.S.	348	275	380	27%	(28)%

Total	$896	$985	$1,117	(9)%	(12)%
Net premiums written:
U.S.	$503	$658	$683	(24)%	(4)%
Non-U.S.	295	200	275	47%	(27)%

Total	$798	$858	$958	(7)%	(10)%
Net premiums earned:
U.S.	$612	$620	$637	(1)%	(3)%
Non-U.S.	224	223	213	1%	5%

Total	$836	$843	$850	(1)%	(1)%

GPW reflects premiums received and accrued for in the period and does not include the present value of future cash receipts expected from installment premium policies originated during the period. GPW was $896 million in 2006, down 9% from 2005 due to a 23% decline in business written in the U.S., partially offset by a 27% increase in non-U.S. business written.

NPW, which represents gross premiums written net of premiums ceded to reinsurers, decreased 7% to $798 million in 2006 from $858 million in 2005. The decline in 2006 was a result of the decline in GPW, partially offset by a reduction in premiums ceded to reinsurers. Premiums ceded to reinsurers from all insurance operations as a percentage of GPW were 11% and 13% for 2006 and 2005, respectively. Reinsurance enables the Company to cede exposure and comply with its single risk and other credit guidelines, although the Company continues to be primarily liable on the insurance policies it underwrites.

Net premiums earned include scheduled premium earnings as well as premium earnings from refunded issues. Net premiums earned in 2006 of $836 million decreased 1% over 2005 due to a 4% decrease in scheduled premiums earned, offset by a 15% increase in refunded premiums earned. The decrease in scheduled premiums earned resulted from declining business production since 2003 and the effects of heavy refunding activity over the same period.

In 2005, GPW decreased 12% compared with 2004, reflecting declines in both U.S and non-U.S. business. NPW decreased 10% compared with 2004, resulting from the decline in GPW, slightly offset by a reduction in premiums ceded to reinsurers. Premiums ceded to reinsurers from all insurance operations for 2005 declined to 13% of GPW from 14% for 2004. Net premiums earned declined 1% in 2005 compared with 2004 due to a 2% decrease in refunded premiums earned and a 1% decrease in scheduled premiums earned. The decrease in refunded premiums earned resulted from a modest slow down in refinancing activity in the municipal market from historically high levels.

MBIA evaluates the premium rates it charges for insurance guarantees through the use of internal and external rating agency quantitative models. These models assess the Company’s premium rates and return on capital results on a risk adjusted basis. In addition, market research data is used to evaluate pricing levels across the financial guarantee industry for comparable risks, when available. Although pricing has been acceptable in the last three years, the Company, along with the industry, experienced significant price increases over the period from 1998 through 2003. The Company’s pricing levels indicate continued acceptable trends in overall portfolio profitability under all models, and the Company believes the pricing charged for its insurance products produces results that meet its long-term return on capital targets.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During 2006, total net par insured rated A or above, before giving effect to MBIA’s guarantee, was 77% compared with 81% during 2005 and 76% during 2004. These percentages reflect a change in the mix of business written during each year. At December 31, 2006 and 2005, 81% of the Company’s outstanding book of business was rated A or above before giving effect to MBIA’s guarantee.

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are shown in the following table:

				Percent Change
Global Public Finance In millions	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Gross premiums written:
U.S.	$293	$450	$458	(35)%	(2)%
Non-U.S.	218	119	208	83%	(43)%

Total	$511	$569	$666	(10)%	(15)%
Net premiums written:
U.S.	$285	$431	$439	(34)%	(2)%
Non-U.S.	194	83	145	135%	(43)%

Total	$479	$514	$584	(7)%	(12)%
Net premiums earned:
U.S.	$391	$389	$400	0%	(3)%
Non-U.S.	113	106	95	8%	12%

Total	$504	$495	$495	2%	0%

Global public finance GPW decreased 10% in 2006 to $511 million from $569 million in 2005. This decrease was due to a 35% decline in U.S. business written resulting from lower debt issuance, weak market conditions and strong competition. Partially offsetting this decline was an 83% increase in non-U.S. business written primarily resulting from transportation and utility transactions in the Latin American and Australian markets. NPW decreased 7% in 2006 to $479 million from $514 million in 2005 as a result of the decrease in GPW and a lower cession rate. The global public finance cession rate for business written during 2006 was 6% compared with 10% during 2005. The decrease in the overall cession rate was due to a decline in both U.S. and non-U.S. business ceded. Global public finance net premiums earned increased 2% to $504 million in 2006 compared with $495 million in 2005. An 11% increase in refunded premiums earned was offset by a 2% decline in scheduled premiums earned. Refunded premiums earned increased as a result of the continued low interest rate environment in the U.S. and several international transactions that had significant unearned premium at the time of their refunding. Scheduled premiums earned have been adversely affected by high refunding levels in 2006 and prior years.

In 2005, global public finance GPW decreased 15% compared with 2004. This decrease reflects a drop in European business as significantly fewer transactions came to market during 2005, despite growth in the Latin American and Australian markets. U.S. GPW declined 2% compared with 2004 but was positively impacted by transactions in the military housing and transportation sectors. NPW decreased 12% to $514 million in 2005 as a result of the decrease in GPW and a lower cession rate. The global public finance cession rate for business written during 2005 was 10% compared with 12% in 2004. The decrease in the cession rate was principally due to a decline in U.S. business ceded. Global public finance net premiums earned were $495 million in both 2005 and 2004. An increase in scheduled net premiums earned from non-U.S. business was offset by a decline in refunded premiums earned from U.S. business.

Global public finance net par insured rated A or above, before giving effect to the Company’s guarantee, represented 84% of global public finance business written by the Company during 2006, compared with 91% during 2005 and 87% during 2004. During 2006, a higher percentage of business was written in sectors that typically have a lower credit quality rating. At December 31, 2006, 82% of the outstanding global public finance book of business was rated A or above before the Company’s guarantee, down slightly from 83% at December 31, 2005.

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are shown in the following table:

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

				Percent Change
Global Structured Finance In millions	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Gross premiums written:
U.S.	$255	$260	$279	(2)%	(7)%
Non-U.S.	130	156	172	(17)%	(9)%

Total	$385	$416	$451	(8)%	(8)%
Net premiums written:
U.S.	$218	$227	$244	(4)%	(7)%
Non-U.S.	101	117	130	(14)%	(10)%

Total	$319	$344	$374	(7)%	(8)%
Net premiums earned:
U.S.	$221	$231	$237	(4)%	(3)%
Non-U.S.	111	117	118	(5)%	(1)%

Total	$332	$348	$355	(5)%	(2)%

Global structured finance GPW decreased 8% in 2006 to $385 million from $416 million in 2005, resulting primarily from a decrease in non-U.S. business written. The global structured finance sector continues to be adversely affected by increased competition, tight credit spreads and greater investor demand for uninsured transactions. NPW in 2006 decreased 7% to $319 million from $344 million due to the decrease in GPW offset by a slightly lower cession rate. The global structured finance cession rate for business written during 2006 was 17.0% compared with 17.4% for 2005. Global structured finance net premiums earned of $332 million in 2006 were 5% below 2005. The decrease in net premiums earned resulted from the decline in business written in 2006 and prepayments and maturities of business written in prior years.

In 2005, global structured finance GPW decreased 8% to $416 million from $451 million in 2004, resulting from decreases in U.S. and non-U.S. business written. Increased competition, tight spreads and greater investor demand for uninsured transactions had an adverse affect on business written in this sector. However, GPW was positively impacted by business from repeat issuers across all sectors. NPW decreased 8% in 2005 compared with 2004 due to the decrease in GPW. The global structured finance cession rate for business written during 2005 and 2004 was 17%. In 2005, global structured finance net premiums earned of $348 million were 2% below 2004 as a result of the decline in business written in 2005 and prepayments and maturities of insured issues.

Global structured finance net par insured rated A or above, before giving effect to the Company’s guarantee, represented 71% of global structured finance business written by the Company during 2006, compared with 69% during 2005 and 64% during 2004. At December 31, 2006, 78% of the outstanding global structured finance book of business was rated A or above before giving effect to the Company’s guarantee, up slightly from 77% as of December 31, 2005.

INVESTMENT INCOME The Company’s insurance-related net investment income and ending asset balances at amortized cost for the last three years are presented in the following table:

				Percent Change
In millions	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Pre-tax investment income	$598	$514	$501	16%	3%
After-tax investment income	$466	$407	$393	15%	3%
Ending asset balances at amortized cost	$11,222	$11,218	$9,801	0%	14%

The Company’s insurance-related net investment income, excluding net realized gains and losses, increased 16% to $598 million from $514 million in 2005. After-tax net investment income increased 15% in 2006 as the proportion of taxable investments remained relatively consistent with 2005. Growth in pre-tax investment income reflects an increase in consolidated VIE interest income of $34 million. VIE interest income is generated from interest bearing assets held by such entities and supports the payment of interest expense on debt issued by these entities. Additionally, pre-tax investment income for 2006 included $17 million related to Northwest Airlines’ enhanced equipment trust certificates, which the Company received in connection with a remediation, and $6 million related to non-recurring interest on reimbursed expenses received in connection with the remediation of a private label credit card securitization, with no comparable amounts recorded in 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Excluding interest income related to VIEs and the Northwest Airlines’ enhanced equipment trust certificates and interest received on reimbursed expenses, insurance-related net investment income increased 6% on a pre-tax and after-tax basis, respectively, in 2006 compared with 2005. These increases were attributable to growth in average invested assets as a result of premium growth and slightly higher average investment yields. Growth in average invested assets was primarily due to the accumulation of premium receipts, partially offset by an increase in dividends paid by MBIA Corp. to MBIA Inc. during 2006 compared with 2005. Ending asset balances at amortized cost, excluding VIE and Northwest Airlines’ enhanced equipment trust certificates assets, were $9.6 billion and $9.9 billion at December 31, 2006 and 2005, respectively. Tax-exempt investments represented 55% and 54% of ending asset balances, excluding VIE and Northwest Airlines’ enhanced equipment trust certificates assets, at December 31, 2006 and 2005, respectively.

In 2005, the Company’s insurance-related net investment income, excluding net realized gains and losses, increased 3% to $514 million from $501 million in 2004. After-tax net investment income also increased 3% in 2005 as the proportion of taxable investments remained relatively consistent with 2004. Growth in investment income reflects an increase in VIE interest income of $16 million. Excluding VIE interest income, insurance-related investment income remained flat on a pre-tax and after-tax basis, respectively, in 2005 compared with 2004. Growth in investment income was adversely affected by the low interest rate environment, however, benefited from slightly higher average yields and an increase in average invested assets as a result of a reduction in dividends paid by MBIA Corp. to MBIA Inc. during 2005 as compared with 2004. Ending asset balances at amortized cost, excluding VIE assets, were $9.9 billion and $8.6 billion at December 31, 2005 and 2004, respectively. Tax-exempt investments represented 54% and 56% of ending asset balances, excluding VIE assets, at December 31, 2005 and 2004, respectively.

FEES AND REIMBURSEMENTS The Company collects fees for services performed in connection with certain transactions. In addition, the Company may be entitled to reimbursement of third-party expenses that it incurs in connection with certain transactions. Depending upon the type of fee received and whether it is related to an insurance policy, the fee is either earned when it is received or deferred and earned over the life of the related transaction. Work, waiver and consent, termination, administrative and management fees are earned when the related services are completed and the fee is received. Structuring fees are earned on a straight-line basis over the life of the related insurance policy and commitment fees are earned on a straight-line basis over the commitment period. Expense reimbursements are earned when received.

In 2006, fees and reimbursements increased 19% from 2005 to $33 million, primarily resulting from an increase in expense reimbursements associated with loss prevention efforts. In 2005, fees and reimbursements decreased 32% from 2004 to $28 million. The decrease in 2005 fees and reimbursements was primarily due to a decline in waiver and consent and commitment fees, as well as a decline in work fees reflecting fewer large complex transactions. Partially offsetting the decrease in such fees was an increase in expense reimbursements associated with loss prevention efforts. Fees earned when received represented 83% of total fees and reimbursements in 2006 compared with 72% in 2005 and 63% in 2004. Due to the transaction-specific nature inherent in insurance-related fees and reimbursements, these revenues can vary significantly from year to year.

NET GAINS AND LOSSES Net realized gains in the insurance operations were $6 million in 2006, compared with net realized losses of $3 million and net realized gains of $109 million in 2005 and 2004, respectively. The net realized gains in 2006 were largely due to the sale of investment securities, including the sale of the Company’s investment in RAM Holdings, Inc., the holding company of RAM Reinsurance Company Ltd., which generated an $11 million gain in the second quarter of 2006. Net realized gains in 2006 also included a $25 million impairment loss on a receivable the Company recorded through salvage and subrogation rights it obtained as a result of claim payments the Company previously made on an insured credit. In 2005, net realized losses were primarily due to $19 million of impairment losses on receivables the Company recorded through salvage and subrogation rights. Partially offsetting the impairment losses were net gains from sales of investment securities. Net realized gains in 2004 were largely due to a $77 million realized gain resulting from the sale of a common stock investment MBIA Corp. purchased in 2002 and a $41 million realized gain resulting from the termination of certain transactions that were accounted for as deposits. Realized gains in 2004 were partially offset by an $11 million realized loss resulting from an other-than-temporary impairment of a fixed-maturity security.

Net gains on derivative instruments and foreign exchange in the insurance operations, which primarily represent changes in the market value of the Company’s insured credit derivative portfolio, were $1 million in 2006 compared with net losses of $4 million and net gains of $7 million in 2005 and 2004, respectively. The net gains in 2006 were largely due to foreign exchange gains related to the sale of foreign securities offset by derivative losses on deals that were terminated early. The 2005 net losses primarily resulted from the reversal of gains recorded in prior years on credit derivatives as transactions approach their maturity and that terminated in 2005, net of foreign currency gains. The 2004 net gains were primarily due to an increase in the value of the Company’s insured credit derivative portfolio, reflecting a tightening of credit spreads. Gains or losses on derivatives are largely driven by movements in credit spreads affecting the insurance operations’ insured portfolio of synthetic CDOs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LOSSES AND LOSS ADJUSTMENT EXPENSES The following table presents the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves, as well as its loss provision and case basis activity, at December 31, 2006, 2005 and 2004.

				Percent Change
In millions	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Case-specific:
Gross	$324	$513	$435	(37)%	18%
Reinsurance recoverable on unpaid losses	47	59	35	(20)%	69%

Net case reserves	$277	$454	$400	(39)%	14%
Unallocated	213	209	314	2%	(33)%

Net loss and LAE reserves	$490	$663	$714	(26)%	(7)%

Losses and LAE	$81	$84	$85	(4)%	(1)%
Case basis activity	$75	$189	$127	(60)%	49%

The Company recorded $81 million in loss and LAE in 2006, a 4% decrease from 2005. The variance in loss and LAE corresponds to the 4% decrease in scheduled net premiums earned, as scheduled net premiums earned is the base upon which the Company’s 12% loss factor is applied. Similarly, the decline in loss and LAE in 2005 compared with 2004 is a direct result of a decline in scheduled net premiums earned during 2005. At December 31, 2006, the Company had $213 million in unallocated loss reserves, which represent the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio and are available for future case-specific activity.

Total case basis activity transferred from the Company’s unallocated loss reserve was $75 million in 2006, $189 million in 2005 and $127 million in 2004. During 2006, case basis activity primarily consisted of insured obligations within the CDO, equipment lease pools and home equity loan sectors, MBIA’s guaranteed tax lien portfolio and insured obligations issued by Allegheny Health, Education and Research Foundation (“AHERF”). Case basis activity related to AHERF was partially the result of a reduction in expected litigation recoveries from the AHERF bankruptcy estate. Partially offsetting this activity were reversals of previously established case basis reserves relating to the aircraft enhanced equipment trust certificates (“EETCs”) and manufactured housing sectors. During 2005, case basis activity primarily consisted of loss reserves for insured obligations within the EETCs, CDO and manufactured housing sectors and within MBIA’s guaranteed tax lien portfolios. Case basis activity during 2004 primarily consisted of loss reserves for insured obligations issued by Fort Worth Osteopathic Hospital, MBIA’s guaranteed tax lien portfolios, AHERF, an older vintage CDO and a manufactured housing exposure.

In the fourth quarter of 2006, the Company redeemed all of the remaining $117 million in principal outstanding of MBIA-insured notes backed by tax liens originated by Capital Asset. During 2006, the Company recorded $41 million in net losses related to this exposure. The Company no longer has any exposure to guaranteed tax lien securitizations originated by Capital Asset.

In October 2006, MBIA exercised a call right with respect to MBIA-insured notes issued by a 2000 vintage static multi-sector CDO in order to reduce future interest costs under its guarantee. Under the terms of the trust agreement, MBIA had the right to call the notes at par as a result of the occurrence of an event of default. In connection with its call of the notes, in October 2006 the Company made a claim payment of $177 million representing the insured outstanding principal, the proceeds of which were used by the trustee to repay the insured notes. The payment, net of estimated salvage, was applied against MBIA’s previously established case basis reserve for this transaction.

In July 2006, Eurotunnel petitioned for protection under the Paris commercial court for a safeguard procedure, a new procedure under French law with limited similarities to a U.S. Chapter 11 reorganization. At an August 2, 2006 hearing, the commercial court granted Eurotunnel protection under the safeguard procedure. A safeguard plan was approved by the Paris Commercial Court on January 15, 2007, having been previously approved by Eurotunnel’s creditors, vendors, bondholders and employees. At December 31, 2006, MBIA had approximately $1.6 billion of net par outstanding related to insured Eurotunnel debt obligations. During 2006, MBIA made claim payments of $1.0 million related to Eurotunnel, for which it expects to be fully reimbursed. In the first quarter of 2007, MBIA made a claim payment of 18 million British pounds covering a funding shortfall with respect to a February 1, 2007 debt service payment, for which MBIA expects to be fully reimbursed. The Company believes that it will not incur an ultimate loss on its Eurotunnel exposure and, therefore, has not established a case loss reserve for this credit.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

MBIA established a case loss reserve of $76 million in the fourth quarter of 2005 in connection with $686 million of net par exposure under four insured EETCs secured by 64 aircraft financed by Northwest Airlines. Northwest Airlines filed for bankruptcy protection in September 2005 and, subsequently, did not make scheduled payments on leases supporting outstanding senior debt for 31 aircraft in three of the four MBIA-insured EETCs. MBIA established the case loss reserve based on projected lower lease income related to these leases, the projected revenue from the potential redeployment of certain aircraft and estimated valuations for the aircraft subject to the defaulted leases. During the second quarter of 2006, the Company reduced its previously established case loss reserves relating to Northwest Airlines primarily as a result of claim payments it made, the sale of unsecured claims against Northwest Airlines, which provided unanticipated proceeds, the sale of selected collateral (aircraft) from one of the securitizations and an agreement to sell collateral from another securitization. The reduction of these case loss reserves, net of claim payments and salvage receipts, contributed $55 million to the Company’s unallocated loss reserve in 2006.

The Company has significant exposures in its insured portfolio relating to regions impacted by hurricanes Katrina, Rita and Wilma. Insured credits in these regions encompass various types of sectors, including general obligation bonds, tax-backed, healthcare, transportation and higher education, among others. Based on available information, the Company does not currently expect there to be material cases of prolonged nonpayment that would result in unreimbursed losses. As a result, MBIA has not established specific reserves for its exposure to the regions impacted by these hurricanes. To date, MBIA has paid $8 million in claim payments, for which it has been fully reimbursed.

MBIA continues to closely monitor the manufactured housing sector, which has experienced stress during the last several years. MBIA ceased writing business in this sector, other than through certain CDO transactions, in 2000. At December 31, 2006, the Company had $21 million in case basis reserves, net of reinsurance, covering net insured par outstanding of $516 million on three credits within the manufactured housing sector. The Company had additional manufactured housing exposure of $1.6 billion in net insured par outstanding as of December 31, 2006, of which approximately 29% has been placed on the Company’s “Caution List-Medium” and “Caution List-High.” An explanation of the Company’s “Classified List” and “Caution Lists” is provided below.

MBIA’s Insured Portfolio Management (“IPM”) Division is responsible for monitoring MBIA insured issues. The level and frequency of MBIA’s monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If IPM identifies concerns with respect to the performance of an insured issue it may designate such insured issue as “Caution List-Low,” “Caution List-Medium” or “Caution List-High.” The designation of any insured issue as “Caution List-Medium” or “Caution List-High” is based on the nature and extent of these concerns and requires that an increased monitoring and, if needed, a remediation plan be implemented for the related insured issue.

In the event MBIA determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that insured issue. As of December 31, 2006, MBIA had 42 open case basis issues on its “Classified List” that had $277 million in aggregate case reserves, net of reinsurance. The Company does not establish any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” until such issues are placed on the Company’s “Classified List.”

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is probable and estimable in the future. At December 31, 2006, case basis reserves consisted of the following:

Dollars in millions	Number of case basis issues	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	36	$292	$2,117
Issues without defaults	6	32	578

Total gross	42	$324	$2,695

Net of reinsurance:
Issues with defaults	36	$267	$1,799
Issues without defaults	6	10	516

Total net	42	$277	$2,315

When MBIA becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset. Such amounts are included in the Company’s balance sheet within

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

“Other assets.” As of December 31, 2006 and 2005, the Company had salvage and subrogation assets of $180 million and $143 million, respectively. The increase in salvage and subrogation assets was principally due to the expected recovery of a claim payment that the Company made in the fourth quarter of 2006 related to a multi-sector CDO. The amount the Company records as salvage and subrogation may be influenced by several factors during any period, such as the level of claim payments made for which the Company is entitled to reimbursements, amounts collected and impairment write-downs.

As a result of discussions in January and February 2005 between the SEC staff and several financial guarantee industry participants, including MBIA, the FASB staff considered whether additional guidance with respect to accounting for financial guarantee insurance contracts that are not accounted for under SFAS 133 should be provided. In June 2005, the FASB decided to add to its agenda a project to consider the accounting by insurers for financial guarantee insurance. As part of this project, the FASB is considering several aspects of the insurance accounting model for financial guarantee insurers, including claims liability recognition, premium recognition and the related amortization of deferred policy acquisition costs. When the FASB or the SEC reaches a conclusion on this project, the Company and its financial guarantor peers may be required to change some aspects of their respective loss reserving policies and the potential changes could extend to premium and expense recognition. The FASB is expected to issue proposed guidance in the first quarter of 2007. The Company cannot currently assess how the FASB and SEC staff’s ultimate resolution of this project will impact its loss reserving policy or the effect it might have on recognizing premium revenue and policy acquisition costs. Until final guidance is issued, the Company intends to continue to apply its existing policy with respect to the establishment of both case basis and unallocated loss reserves and the recognition of premium revenue and policy acquisition costs. A further description of the Company’s loss reserving policy is included in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

RISK MANAGEMENT In an effort to mitigate losses, MBIA is regularly involved in the ongoing remediation of credits that may involve, among other things, waivers or renegotiations of financial covenants or triggers, waivers of contractual provisions, the granting of consents, and the taking of various other remedial actions. The nature of any remedial action is based on the type of the insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, MBIA is able to improve its security position and to obtain concessions from the issuer of the insured bonds. From time to time, the issuer of an MBIA-insured obligation may, with the consent of MBIA, restructure the insured obligation by extending the term, increasing or decreasing the par amount or decreasing the related interest rate with MBIA insuring the restructured obligation. If, as the result of the restructuring, MBIA estimates that it will incur an ultimate loss on the restructured obligation, MBIA will record a case basis loss reserve for the restructured obligation or, if it has already recorded a case basis loss reserve, it will re-evaluate the impact of the restructuring on the recorded reserve and adjust the amount of the reserve as appropriate.

In the first quarter of 2006 and in connection with its remediation efforts, MBIA exercised a call right with respect to $411 million of MBIA-insured Northwest Airlines’ enhanced equipment trust certificates issued by Northwest Airlines Pass Through Trust 2000-1G (the “Certificates”). Under the terms of the trust agreement relating to the Certificates, MBIA had the right to call the Certificates at par as a result of the bankruptcy filing by Northwest Airlines. MBIA entered into an agreement with a third party under which the third party financed the call of the Certificates and purchased the Certificates from MBIA as part of a planned future securitization of the Certificates. MBIA’s insurance policy guaranteeing payment of the Certificates remains in effect.

Due to certain continuing rights MBIA possesses with respect to the Certificates, MBIA recorded the Certificates and the related financing on its balance sheet under the requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Certificates are included within “Short-term investments” and the related financing is included within “Payable for investments purchased” on the Company’s consolidated balance sheets. At December 31, 2006, the carrying value of the Certificates and the related financing was $256 million as a result of principal payments associated with the sale of certain aircraft collateralizing the Certificates. At such time that MBIA no longer possesses its continuing rights with respect to the Certificates, including the potential completion of a securitization of the Certificates, the Certificates and the related financing would no longer be recorded on the Company’s consolidated balance sheet.

REINSURANCE Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models. Over the past several years, most of MBIA’s reinsurers have been downgraded and others remain under review. Any reduced capital credit associated with reinsurer downgrades has not and is not expected to have a material adverse effect on the Company. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including rating downgrades of its reinsurers. Additionally, MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of December 31, 2006, the aggregate amount of insured par ceded by MBIA to reinsurers under reinsurance agreements was $71.6 billion. Additionally, the Company has other reimbursement agreements not accounted for as reinsurance, primarily with a single-A rated reinsurer, covering $5.7 billion of insured par. The following table presents the percentage ceded to and reinsurance recoverable from reinsurers by rating levels:

Reinsurers	Standard & Poor’s Rating	Moody’s Rating	Percentage of Total Par Ceded	Reinsurance Recoverable (in thousands)
Channel Reinsurance Ltd.	AAA	Aaa	49.38%	$6,362
Assured Guaranty Corp.	AAA	Aa1	14.51	12,670
RAM Reinsurance Company, Ltd.	AAA	Aa3	12.47	716
Ambac Assurance Corporation	AAA	Aaa	8.27	—
Mitsui Sumitomo Insurance Company Ltd.	AA-	Aa3	5.96	41
Swiss Reinsurance Company, Zurich, Switzerland	AA-	Aa2	3.18	—
Radian Asset Assurance Inc.	AA	Aa3	1.51	8,136
Assured Guaranty Re Ltd.	AA	Aa2	0.76	—
Sompo Japan Insurance Inc.	AA-	Aa3	0.66	31
Export Development Canada	AAA	Aaa	0.56	—
Other (1)	A or above	A1 or above	2.68	18,689
Not Currently Rated			0.06	296

Total			100.00%	$46,941

(1)	Several reinsurers within this category are not rated by Moody’s.

In May 2006, MBIA sold its 11.4% equity interest in RAM Holdings Inc., the holding company of RAM Reinsurance Company, Ltd., as part of RAM Holdings Inc.’s initial public offering.

While Channel Reinsurance Ltd. (“Channel Re”) continues to be a triple-A rated reinsurer of MBIA, S&P reaffirmed its negative outlook on Channel Re during the second quarter of 2006. MBIA does not expect S&P’s outlook on Channel Re to have a material negative impact on the Company’s financial condition or results of operations. MBIA continues to own a 17.4% equity interest in Channel Re.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Expenses that vary with and are primarily related to the production of the Company’s insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. If an insured issue is refunded and the related premium is earned early, the associated acquisition costs previously deferred are also recognized early.

Annually, MBIA reviews its insurance-related expenses to determine if there have been any changes in its business or cost structure that would materially change the amount of costs accounted for as policy acquisition costs. If so, the Company conducts a policy acquisition cost study to determine the amount of insurance costs that relate to acquiring new non-derivative insurance policies and that are deferrable under GAAP. MBIA completed its latest study in July 2005. The current policy acquisition cost allocation, which was effective beginning with the third quarter of 2005, resulted in a decrease of approximately $9.6 million in deferred policy acquisition costs with a corresponding increase in insurance operating expenses for the year ended December 31, 2005. The change was principally driven by a reduction in the rate at which compensation costs associated with acquiring new insurance policies are deferred.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company’s insurance expenses, as well as its expense ratio, are presented in the following table:

				Percent Change
In millions	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Gross expenses	$268	$264	$252	2%	5%

Amortization of deferred acquisition costs	$66	$67	$67	(1)%	0%
Operating expenses	156	141	116	10%	22%

Total insurance operating expenses	$222	$208	$183	7%	14%

Expense ratio	26.6%	24.7%	21.5%

Gross insurance expenses increased 2% in 2006 as a result of an increase in compensation costs and 5% in 2005 as a result of an increase in costs associated with loss prevention efforts. In 2006, the amortization of deferred acquisition costs declined 1% compared with 2005, in line with a decline in insurance premiums earned. At December 31, 2006, 2005 and 2004 there was an increase in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. The increasing ratio reflects higher costs associated with acquiring new policies relative to a smaller growth in deferred and future installment premiums.

Operating expenses increased 10% to $156 million in 2006 from $141 million in 2005. The increase in operating expenses was due to an increase in compensation costs primarily related to the acceleration of expenses associated with certain existing long-term incentive compensation awards and the adoption of new employee retirement benefits. Additionally, operating expenses increased as a result of the decrease in the rate at which costs are deferred as policy acquisition costs, which was effective in the third quarter of 2005. Operating expenses increased 22% to $141 million in 2005 from $116 million in 2004. This increase was largely due to loss prevention costs, costs associated with the Company’s CPCT securities, consulting services and the decrease in the rate at which costs are deferred as policy acquisition costs.

Financial guarantee insurance companies use the expense ratio (expenses divided by net premiums earned) as a measure of expense management. The increases in the expense ratios presented in the preceding table are principally due to higher levels of operating expenses during 2006 and 2005.

INTEREST EXPENSE Interest expense from MBIA’s insurance operations, which primarily consists of interest related to debt issued by consolidated VIEs, the financing of the Northwest Airlines Pass Through Trust 2000-1G certificates and agreements accounted for as deposits, increased to $76 million in 2006 from $26 million in 2005. The increase primarily resulted from additional VIEs being consolidated by the Company during 2005 and the financing of the Northwest Airlines Pass Through Trust 2000-1G certificates in 2006. In 2005, interest expense decreased to $26 million from $34 million in 2004 as a result of a reduction in interest expense related to VIEs. Interest expense related to consolidated VIEs was $58 million, $25 million and $29 million in 2006, 2005 and 2004, respectively.

VARIABLE INTEREST ENTITIES The Company provides structured funding and credit enhancement services to global finance clients through the use of certain MBIA-administered, bankruptcy-remote special purpose vehicles (“SPVs”) and through third-party SPVs. Third-party SPVs are used in a variety of structures guaranteed or managed by MBIA, whereby the Company has risks analogous to those of MBIA-administered SPVs. The Company has determined that such SPVs fall within the definition of a VIE under FIN 46(R). Under the provisions of FIN 46(R), MBIA must determine whether it has a variable interest in a VIE and if so, whether that variable interest would cause MBIA to be the primary beneficiary. The primary beneficiary is the entity that will absorb the majority of the expected losses, receive the majority of the expected residual returns, or both, of the VIE and is required to consolidate the VIE.

The Company consolidates certain third-party VIEs as a result of financial guarantees provided by the insurance operations. Third-party VIEs’ assets and liabilities are primarily reported in “Investments held-to-maturity” and “Variable interest entity floating rate notes,” respectively, on the face of the Company’s balance sheet. The assets and liabilities of these VIEs each totaled $1.5 billion at

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

December 31, 2006 and $1.3 billion at December 31, 2005. Revenues and expenses related to third-party VIEs are primarily recorded in “Net investment income” and “Interest expense”, respectively, on the Company’s statements of income and substantially net to zero. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies.

The Company consolidated two VIEs in the third quarter of 2004 and a third VIE in the fourth quarter of 2006 that were established in connection with the securitizations of Capital Asset tax liens and to which the Company provided financial guarantees. In December 2006, the Company sold its interest in all of these consolidated VIEs. MBIA held a variable interest in these entities, which resulted from its insurance policies, and had determined that it was the primary beneficiary under FIN 46(R). MBIA has reported these VIEs as discontinued operations and included the assets of the securitizations, totaling $2.5 million at December 31, 2005, within “Other assets” on its consolidated balance sheet. Liabilities of the securitizations substantially represented amounts due to MBIA, which were eliminated in consolidation.

Investment Management Services

The Company’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to funding assets for third-party clients and for investment purposes. The investment management services operations consist of three operating segments: asset/liability products, which include investment agreements and medium-term notes (“MTNs”) not related to the conduit programs; advisory services, which consist of third-party and related-party fee-based asset management; and conduit programs.

In 2006, investment management services’ revenues of $1.2 billion increased 34% over 2005. Excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, revenues of $1.2 billion increased 39% over 2005. The increase in revenues was primarily attributable to growth in the Company’s asset/liability products segment and advisory services segment. Advisory services’ revenues were also favorable compared to 2005 as a result of growth in managed assets, particularly in municipal investment pool balances which benefited from investor focus on higher overnight rates and the flat yield curve environment. Total investment management services’ expenses in 2006 were $1.1 billion, up 41% compared with 2005. This increase was primarily driven by higher interest expense from the growth in asset/liability products activity and higher yielding conduit liabilities, both of which were consistent with the growth in revenues.

In 2005, investment management services’ total revenues of $910 million increased 69% compared with 2004. Excluding net realized gains or losses and net gains or losses on derivative instruments and foreign exchange, 2005 total revenues increased $314 million or 57%, compared with 2004 as a result of increased activity in asset/liability products and third-party management of CDO transactions in the advisory services segment. Total investment management services’ expenses in 2005 were $780 million, up 59% compared with 2004 due to higher interest expense from increased asset/liability products activity, which was consistent with the growth in revenues.

Net realized gains from investment securities in the investment management services operations were $6 million in 2006 compared with net realized gains of $1 million in 2005 and net realized losses of $4 million in 2004. Net realized gains and losses in the investment management services operations were generated from the ongoing management of its investment portfolios.

Net gains on derivative instruments and foreign exchange from the investment management services operations in 2006 were $13 million compared with net gains of $43 million and net losses of $10 million in 2005 and 2004, respectively. The net gains in 2006 were primarily generated from gains on foreign exchange partially offset by losses on derivative instruments. The net gains on derivative instruments and foreign exchange in 2005 were primarily the result of an increase in U.S. dollar interest rates resulting in higher market values on pay fixed/receive floating U.S. dollar interest rate swaps associated with the asset/liability products and conduit programs. Similarly, the net losses on derivative instruments and foreign exchange in 2004 were largely due to movements in interest rates on interest rate swaps associated with the asset/liability products and conduit programs.

As of December 31, 2006, ending assets under management, which do not include conduit assets, were $59.5 billion, 34% above the 2005 year-end level. As of December 31, 2005, ending assets under management were $44.2 billion, 13% above the 2004 year-end level. Conduit assets are held to their contractual maturities and are originated and managed differently from those held as

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

available-for-sale by the Company or those managed for third parties. The following table summarizes the consolidated investment management services’ results and assets under management over the last three years:

				Percent Change
In millions	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Interest and fees	$1,202	$866	$552	39%	57%
Net realized gains (losses)	6	1	(4)	338%	n/m
Net gains (losses) on derivative instruments and foreign exchange	13	43	(10)	(69)%	n/m

Total revenues	1,221	910	538	34%	69%
Interest expense	1,025	705	414	45%	70%
Operating expenses	76	75	77	2%	(4)%

Total expenses	1,101	780	491	41%	59%
Pre-tax income	$120	$130	$47	(8)%	174%

Ending assets under management	$59,475	$44,246	$39,129	34%	13%

n/m—Percentage change not meaningful.

The following provides a summary of each of the investment management services’ businesses by segment. See “Note 14: Business Segments” in the Notes to Consolidated Financial Statements for a tabular presentation of the results of the investment management services’ segments.

Asset/liability products’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, totaled $68.5 million in 2006, up 21% over 2005. At December 31, 2006, principal and accrued interest outstanding on investment agreement and medium-term note obligations and securities sold under agreements to repurchase totaled $20.3 billion compared to $15.7 billion at December 31, 2005. Assets supporting these agreements had market values of $20.5 billion and $15.9 billion at December 31, 2006 and December 31, 2005, respectively. These assets comprise high quality securities with an average credit quality rating of double-A. In 2005, asset/liability products’ pre-tax income, excluding net realized losses and foreign currency and derivative losses, totaled $56.5 million compared with $38.1 million in 2004, an increase of 48%.

Advisory services’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, totaled $22.1 million in 2006, up 13% over 2005. Third-party ending assets under management were $28.5 billion and $17.9 billion at December 31, 2006 and December 31, 2005, respectively. The market values of assets related to the Company’s insurance and corporate investment portfolios managed by the investment management services operations at December 31, 2006 were $10.5 billion, slightly up from the balance at December 31, 2005 of $10.2 billion. In 2005, advisory services pre-tax income, excluding realized gains and losses from investment securities and gains and losses on derivative instruments and foreign exchange, totaled $19.6 million compared with $16.5 million in 2004, a 19% increase.

Conduit program pre-tax income, excluding gains and losses on derivative instruments and foreign exchange, totaled $11.6 million in 2006 compared with $10.7 million in 2005 and $7.6 million in 2004. Certain of MBIA’s consolidated subsidiaries have invested in MBIA’s conduit debt obligations or have received compensation for services provided to MBIA’s conduits. As such, MBIA has eliminated intercompany transactions with its conduits from its balance sheet and income statement. After the elimination of such intercompany assets and liabilities, conduit investments and conduit debt obligations were $4.14 billion and $4.09 billion, respectively, at December 31, 2006. The difference between the investments and debt obligations is primarily the result of the elimination of conduit debt owned by other MBIA subsidiaries. The effect of the elimination on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments, representing investments in conduit medium-term notes by other MBIA subsidiaries, with a corresponding reduction of conduit medium-term notes.

In December of 2006, Moody’s published the findings of its previously disclosed review (Moody’s Evaluates Financial Guarantors’ Non-Core Businesses, Moody’s Special Comment, December 2006). Moody’s concluded that at its current level, MBIA’s non-core activities do not generate undue risk and do not present a threat to MBIA’s ratings. We do not expect projected growth in activities which Moody’s described as non-core to exceed the Moody’s materiality benchmarks in the foreseeable future.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Corporate

The corporate operations consist of net investment income, net realized gains and losses, interest expense on MBIA Inc. debt and general corporate expenses. The corporate operations recorded losses of $81 million, $173 million and $84 million for the years ended 2006, 2005 and 2004, respectively.

In 2006, net investment income in the corporate operations decreased 19% to $13.5 million from $16.6 million in 2005. The decrease was driven by lower average invested assets offset by slightly higher investment yields. The decrease in 2006 average invested assets resulted from the retirement of $100 million of debt in the fourth quarter of 2005 and the timing of dividends paid by MBIA Corp. to MBIA Inc. during 2006. In 2005, net investment income increased 97% to $16.6 million, from $8.5 million in 2004. The increase was driven by substantially higher average invested assets and a shift to longer term higher yielding investments. The increase in the invested assets resulted from additional debt issued by MBIA Inc. and dividends paid by MBIA Corp. to MBIA Inc. in the fourth quarter of 2004, somewhat offset by share repurchases of the Company’s common stock during the first half of 2005.

Net realized gains from investment securities in the corporate operations were $3.8 million in 2006 compared with net realized losses of $1.0 million and $0.5 million in 2005 and 2004, respectively. Net realized gains and losses for the years ended December 31, 2006, 2005 and 2004 were generated from the ongoing management of the investment portfolios.

The corporate operations incurred interest expense of $81 million, $91 million and $75 million for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in interest expense in 2006 compared with 2005 resulted from the retirement of $100 million of debt in the fourth quarter of 2005. The increase in interest expense in 2005 compared with 2004 primarily resulted from the issuance of $350 million of debt, partially offset by the retirement of $50 million of debt, in the fourth quarter of 2004.

Corporate expenses were $19 million, $98 million and $18 million for the years ended December 31, 2006, 2005 and 2004, respectively. The significant increase in 2005 was principally due to a $75 million accrual of estimated penalties and disgorgement related to the settlement of regulatory investigations of the Company, as well as additional legal and consulting costs associated with these investigations.

Taxes

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. In general, the effective tax rate fluctuates from time to time as the Company manages its investment portfolio on an after-tax total return basis. The effective tax rate, including tax related to discontinued operations, was 28.3%, 29.9% and 28.4% for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in 2005 was primarily due to the accrual of regulatory penalties, which are not deductible for purposes of calculating the Company’s Federal income taxes.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its triple-A claims-paying ratings. Capital resources are defined by the Company as total shareholders’ equity, long-term debt issued for general corporate purposes and various soft capital credit facilities. At December 31, 2006, total shareholders’ equity was $7.2 billion and total long-term debt was $1.2 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital (shareholders’ equity plus long-term debt). The following table presents the Company’s long-term debt and the ratio used to measure it:

	2006	2005	2004
Long-term debt (in millions)	$1,215	$1,206	$1,327
Long-term debt to total capital	14%	15%	17%

In July 2004, the Company received authorization from its Board of Directors to repurchase 1 million shares of common stock under a share repurchase program. On August 5, 2004, the Company’s Board of Directors authorized the repurchase of an additional 14 million shares of common stock in connection with this program. As of December 31, 2006, the Company had repurchased a total of 10 million shares under the program at an average price of $57.25 per share. During 2006, the Company did not repurchase any shares under this share repurchase program.

In February 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. The Company’s ability to repurchase common stock is largely dependent on the amount of dividends paid by MBIA Corp. to MBIA Inc. Repurchases of common stock will be made from

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases are an appropriate deployment of capital in excess of amounts needed to maintain the triple-A claims-paying ratings of MBIA Corp. and support the growth of MBIA’s businesses.

The Company has available various facilities, such as lines of credit and equity-based facilities, which further support its claims-paying resources. In aggregate, we believe our claims-paying resources are more than adequate to support our business risks. At December 31, 2006, MBIA Corp. maintained a $450 million limited recourse standby line of credit facility with a group of major triple-A rated banks to provide funds for the payment of claims in excess of the greater of $500 million of cumulative claims, net of recoveries, or 5% of average annual debt service with respect to public finance transactions. The agreement is for a ten-year term, which expires in March 2015.

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

From time to time, MBIA accesses the capital markets to support the growth of its businesses. As such, in June 2003, MBIA filed a $500 million registration statement on Form S-3 with the SEC utilizing a “shelf” registration process. In November 2004, the Company completed its $350 million debt issuance of senior notes and currently has in effect a shelf registration with the SEC for $150 million. This shelf registration permits the Company to issue various debt and equity securities described in the prospectus filed as part of the registration statement. The Company’s Board of Directors has approved the filing of a new registration statement in an amount up to $800 million, which will replace and cancel remaining balances on all prior registration statements filed with the SEC. The Company expects to file the new registration statement with the SEC in the first half of 2007.

LIQUIDITY

Cash needs at the parent company level are primarily for dividends to its shareholders, interest payments on its debt and operating expenses. Sources of cash at the parent company level primarily consist of dividend payments from MBIA Corp. and MBIA Asset Management, investment income and the issuance of debt. Additionally, the parent company maintains excess cash and investments to ensure it is able to meet its ongoing short-term and long-term cash requirements.

The consolidated liquidity and operating cash requirements of the Company are met by cash flows generated from operations, which were more than adequate in the year ended December 31, 2006. The Company’s operating cash flows provided by continuing operations totaled $663.5 million for the year ended December 31, 2006 compared with $785.2 million for the year ended December 31, 2005. The majority of net cash provided by operating activities is generated from premium writings and investment income in the Company’s insurance operations. The decrease in cash flows principally resulted from an increase in loss payments, net of recovery collections, in the year ended December 31, 2006 compared with the year ended December 31, 2005. We believe that cash flows from operations will continue to be sufficient to meet the Company’s liquidity and operating cash requirements for the foreseeable future.

Under New York State insurance law, without prior approval of the superintendent of the New York State Insurance Department (“NYSID”), financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In MBIA Corp.’s case, regular dividends in any 12-month period cannot be greater than 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements. In the years ended December 31, 2006 and 2005, MBIA Corp. declared and paid dividends of $339 million and $95 million, respectively, to MBIA Inc. without prior approval by the NYSID. In the fourth quarter of 2006, MBIA Corp. received approval from the NYSID to pay a total dividend of $500 million, which MBIA Corp. declared and paid to MBIA Inc. in December 2006. As of December 31, 2006, MBIA Corp. will not be able to pay dividends without prior approval by the NYSID until December 2007. MBIA Corp.’s capital position, relative to its insured exposure, had improved substantially over the past several years, exceeding both the capital required by New York State insurance law and the rating agencies for purposes of maintaining its triple-A ratings. Dividends from MBIA Corp. are used primarily for general liquidity and other corporate purposes.

The Company has significant liquidity supporting its businesses. At December 31, 2006, cash, cash equivalents and short-term investments totaled $3.2 billion. If, for any reason, significant cash flow reductions occur in any of its businesses, MBIA has alternatives for

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

meeting ongoing cash requirements. They include selling or pledging its fixed-income investments in its investment portfolio, tapping existing liquidity facilities and new borrowings.

At December 31, 2006, MBIA maintained a revolving credit facility totaling $500 million with a group of highly rated global banks. During the second quarter of 2006, the Company negotiated more favorable terms of the facility, including an extension of the maturity from April 2010 to May 2011. The facility contains certain covenants including, among others, that the consolidated net worth of MBIA Inc. and MBIA Corp. will not fall below $2.8 billion and that the ratio of consolidated debt to equity for MBIA Inc. and MBIA Corp. will not exceed 30%, at any time. During 2006, there were no balances outstanding under the facility.

The available-for-sale investment portfolio provides a high degree of liquidity, since it comprises readily marketable high-quality fixed-income securities and short-term investments. At December 31, 2006 and 2005, the fair value of the consolidated available-for-sale investment portfolio was $31.9 billion and $26.4 billion, respectively, as presented in the following table:

			Percent Change
In millions	2006	2005	2006 vs. 2005
Available-for-sale investments:
Insurance operations:
Amortized cost	$9,821	$9,940	(1)%
Unrealized net gain (loss)	287	310	(8)%

Fair value	$10,108	$10,250	(1)%

Investment management services operations:
Amortized cost	$20,711	$15,684	32%
Unrealized net gain (loss)	188	286	(34)%

Fair value	$20,899	$15,970	31%

Corporate operations:
Amortized cost	$861	$166	418%
Unrealized net gain (loss)	(4)	(1)	(190)%

Fair value	$857	$165	420%

Total available-for-sale portfolio:
Amortized cost	$31,393	$25,790	22%
Unrealized net gain (loss)	471	595	(21)%

Fair value	$31,864	$26,385	21%

The decrease in the amortized cost of the insurance operations’ available-for-sale investments at December 31, 2006 compared with December 31, 2005 was the result of dividend payments to MBIA Inc. in December 2006 partially offset by positive cash flows from operations. The increase in the amortized cost of available-for-sale investments in the investment management services operations was the result of growth in the Company’s asset/liability products program. Corporate investments increased at December 31, 2006 compared with December 31, 2005 due to dividends received from the insurance operations.

The fair value of the Company’s investments is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates occurring after a fixed-income security is purchased, although other factors influence fair value, including credit-related actions, supply and demand forces and other market factors. When the Company holds its available-for-sale investments to maturity, unrealized gains or losses currently recorded in accumulated other comprehensive income in the shareholders’ equity section of the balance sheet will decrease over time as the investments approach maturity. As a result, the Company expects to realize a value substantially equal to amortized cost. However, when investments are sold prior to maturity, the Company will realize any gains or losses in net income. The Conduit portfolios are considered held-to-maturity, as the Company has the ability and intent to hold these investments to their contractual maturity. Therefore, these portfolios are reported on the Company’s consolidated balance sheet at amortized cost and are not adjusted to reflect unrealized changes in fair value.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The weighted-average credit quality of the Company’s fixed-income portfolios has been maintained at double-A since its inception. The quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of December 31, 2006 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

	Insurance		Investment Management Services		Investments Held-to-Maturity		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Aaa	$6,255	67%	$11,255	61%	$3,787	73%	$21,297	64%
Aa	2,262	24%	3,533	19%	300	6%	6,095	19%
A	744	8%	3,529	19%	1,100	21%	5,373	16%
Baa	45	1%	274	1%	—	—	319	1%
Below Investment Grade	34	0%	—	—	—	—	34	0%
Not rated	0	0%	—	—	—	—	0	0%

Total	$9,340	100%	$18,591	100%	$5,187	100%	$33,118	100%

MBIA’s consolidated investment portfolio includes investments that are insured by MBIA Corp. (“MBIA Insured Investments”). At December 31, 2006, MBIA Insured Investments, excluding conduit investments, at fair value represented $3.0 billion or 8% of total investments. Conduit investments represented $3.8 billion or 10% of total investments. Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the consolidated investment portfolio, at December 31, 2006, based on the actual or estimated underlying ratings (i) the weighted-average rating of the investment portfolio would be in the Aa range, (ii) the weighted-average rating of just the MBIA Insured Investments in the investment portfolio would be in the A range and (iii) less than 1% of the investment portfolio would be rated below investment grade.

The underlying ratings of the MBIA Insured Investments as of December 31, 2006 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating service, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Underlying Ratings Scale In millions	Insurance Portfolio	Investment Management Services Portfolio	Held-to- Maturity Investment Portfolio	Total
Aaa	$215	$357	$743	$1,315
Aa	70	164	456	690
A	248	893	1,592	2,733
Baa	169	697	996	1,862
Below Investment Grade	105	51	—	156

Total	$807	$2,162	$3,787	$6,756

Typically, conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the conduits. All transactions currently funded in the conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted-average underlying rating for transactions currently funded in the conduits was A by S&P and A1 by Moody’s at the time such transactions were funded. MBIA estimates that the current weighted-average underlying rating of all outstanding conduit transactions was A+ by S&P and A1 by Moody’s at December 31, 2006.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations as of December 31, 2006. For information on the Company’s financial guarantee exposure see “Note 20: Net Insurance In Force” in the Notes to Consolidated Financial Statements.

	As of December 31, 2006
In thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investment agreements	$13,196,956	$3,140,165	$2,487,102	$2,082,391	$5,487,298
Commercial paper	747,304	747,304	—	—	—
Medium-term notes	12,214,726	3,532,818	3,653,116	760,271	4,268,521
Variable interest entity floating rate notes	1,451,928	90,185	202,613	51,266	1,107,864
Securities sold under agreements to repurchase	169,432	61,462	92,970	15,000	—
Long-term debt	1,230,606	14,002	—	243,360	973,244
Gross insurance claim obligations	345,793	43,025	247,193	44,129	11,446

Total	$29,356,745	$7,628,961	$6,682,994	$3,196,417	$11,848,373

Investment agreements, commercial paper, medium-term notes, variable interest entity floating rate notes, securities sold under agreement to repurchase and long-term debt include accrued interest and exclude premiums or discounts and estimates of future interest payments. Gross insurance claim obligations represent the future value of payments MBIA expects to make, before estimated recoveries and reinsurance, under actual or probable insurance policy claims. The discounted value of such actual or estimated claims, after estimated recoveries, is reported as case basis reserves within “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheet.

MARKET RISK

In general, MBIA’s market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates, credit spreads and foreign exchange rates. MBIA is exposed mainly to changes in interest rates that affect the fair value of its financial instruments, namely investment securities, investment agreement liabilities, medium-term notes, debentures and certain derivative transactions. The Company’s investment portfolio holdings are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. Government bonds, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and asset-backed securities. In periods of rising and/or volatile interest rates, profitability could be adversely affected should the Company have to liquidate these securities.

MBIA minimizes its exposure to interest rate risk through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. In addition, the Company enters into various swap agreements that hedge the risk of loss due to interest rate and foreign currency volatility.

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. As of December 31, 2006, a hypothetical increase in interest rates of 100, 200 and 300 basis points would have resulted in an after-tax decrease in the net fair value of the Company’s financial instruments of approximately $313.3 million, $630.3 million and $935.2 million, respectively. A decrease in interest rates of 100, 200 and 300 basis points would have resulted in an after-tax increase in the net fair value of the Company’s financial instruments of approximately $272.3 million, $605.8 million and $914.2 million, respectively.

The effects of changes in investment grade corporate credit spreads on the fair value of the Company’s credit derivative transactions will also impact earnings. These transactions primarily consist of synthetic structured credit derivatives guaranteed by MBIA Corp., as well as single name credit default swaps directly entered into by the investment management services operations as part of their asset management activities. Sensitivity to changes in credit spreads for these transactions can be estimated by projecting a hypothetical instantaneous shift in credit spreads. As of December 31, 2006, a hypothetical instantaneous increase in investment grade corporate credit spreads of 25, 50 and 75 basis points would have resulted in an after-tax decrease in the net fair value of the Company’s credit derivatives of approximately $2.9 million, $11.5 million and $28.5 million, respectively. Conversely, a hypothetical instantaneous decrease in investment grade corporate credit spreads of 25, 50 and 75 basis points would have resulted in an after-tax increase in the net fair value of the Company’s credit derivatives of approximately $0.8 million, $2.2 million and $2.5 million, respectively. Under SFAS 133, if such hypothetical shifts in credit spreads were to occur, the resulting change in the net fair value of the Company’s credit derivatives would be recorded within the Company’s consolidated statement of income.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MBIA Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MBIA Inc.:

We have completed integrated audits of MBIA Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MBIA Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, NY

March 1, 2007

Item 8. Financial Statements and Supplementary Data (continued)

Consolidated Balance Sheets	MBIA Inc. and Subsidiaries

	December 31
In thousands except per share amounts	2006	2005
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $27,327,315 and $22,337,916)	$27,755,667	$22,876,751
Investments held-to-maturity, at amortized cost (fair value $5,187,766 and $5,734,335)	5,213,464	5,765,182
Investment agreement portfolio pledged as collateral, at fair value (amortized cost $176,179 and $712,054)	175,834	729,072
Short-term investments, at amortized cost (which approximates fair value)	2,960,646	1,649,690
Other investments	971,707	1,129,160

Total investments	37,077,318	32,149,855
Cash and cash equivalents	269,277	221,710
Accrued investment income	526,468	396,048
Deferred acquisition costs	449,556	427,111
Prepaid reinsurance premiums	363,140	407,614
Reinsurance recoverable on unpaid losses	46,941	58,965
Goodwill	79,406	79,406
Property and equipment, at cost (less accumulated depreciation of $124,919 and $116,275)	105,950	107,763
Receivable for investments sold	77,593	74,787
Derivative assets	521,278	326,867
Other assets	246,103	311,268

Total assets	$39,763,030	$34,561,394

Liabilities and Shareholders’ Equity
Liabilities:
Deferred premium revenue	$3,129,620	$3,185,200
Loss and loss adjustment expense reserves	537,037	721,502
Investment agreements	12,482,976	10,806,277
Commercial paper	745,996	859,997
Medium-term notes	10,951,378	7,542,416
Variable interest entity floating rate notes	1,451,928	1,280,160
Securities sold under agreements to repurchase	169,432	646,343
Short-term debt	40,898	58,745
Long-term debt	1,215,289	1,205,855
Current income taxes	6,970	—
Deferred income taxes, net	476,189	569,536
Deferred fee revenue	14,862	20,379
Payable for investments purchased	319,640	83,369
Derivative liabilities	400,318	384,561
Other liabilities	616,243	605,410

Total liabilities	32,558,776	27,969,750

Commitments and contingencies (see Note 28)
Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—158,330,220 and 156,601,779	158,330	156,602
Additional paid-in capital	1,533,102	1,435,590
Retained earnings	6,399,333	5,747,171
Accumulated other comprehensive income, net of deferred income tax of $172,798 and $238,881	321,293	399,381
Treasury stock, at cost—23,494,806 and 22,554,528 shares	(1,207,804)	(1,147,100)

Total shareholders’ equity	7,204,254	6,591,644

Total liabilities and shareholders’ equity	$39,763,030	$34,561,394

The accompanying notes are an integral part of the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data (continued)

Consolidated Statements of Income	MBIA Inc. and Subsidiaries

	Years ended December 31
In thousands except per share amounts	2006	2005	2004
Insurance
Revenues:
Gross premiums written	$896,258	$984,908	$1,116,915
Ceded premiums	(98,591)	(127,107)	(158,831)

Net premiums written	797,667	857,801	958,084
Decrease (increase) in deferred premium revenue	37,926	(15,059)	(108,414)

Premiums earned (net of ceded premiums of $141,714, $151,101 and $146,537)	835,593	842,742	849,670
Net investment income	598,113	514,311	501,358
Fees and reimbursements	33,498	28,235	41,712
Net realized gains (losses)	5,615	(3,265)	109,487
Net gains (losses) on derivative instruments and foreign exchange	904	(4,436)	6,627

Total insurance revenues	1,473,723	1,377,587	1,508,854

Expenses:
Losses and loss adjustment	80,889	84,274	84,753
Amortization of deferred acquisition costs	66,012	66,577	66,412
Operating	155,863	141,164	116,172
Interest expense	76,490	26,109	33,866

Total insurance expenses	379,254	318,124	301,203

Insurance income	1,094,469	1,059,463	1,207,651

Investment management services
Revenues	1,201,658	866,154	551,926
Net realized gains (losses)	6,060	1,384	(4,120)
Net gains (losses) on derivative instruments and foreign exchange	13,162	42,558	(9,670)

Total investment management services revenues	1,220,880	910,096	538,136

Interest expense	1,024,903	705,340	413,615
Expenses	75,537	74,194	76,912

Total investment management services expenses	1,100,440	779,534	490,527

Investment management services income	120,440	130,562	47,609

Corporate
Net investment income	13,462	16,646	8,446
Net realized gains (losses)	3,763	(989)	(467)
Net gains (losses) on derivative instruments and foreign exchange	428	—	—
Interest expense	80,685	90,999	74,651
Corporate expenses	18,614	97,500	17,730

Corporate loss	(81,646)	(172,842)	(84,402)

Income from continuing operations before income taxes	1,133,263	1,017,183	1,170,858
Provision for income taxes	320,080	304,185	331,552

Income from continuing operations	813,183	712,998	839,306

Income (loss) from discontinued operations, net of tax	6,076	(2,012)	562
Gain on sale of discontinued operations, net of tax	29	—	3,178

Income (loss) from discontinued operations	6,105	(2,012)	3,740

Net income	$819,288	$710,986	$843,046

Income from continuing operations per common share:
Basic	$6.12	$5.32	$5.92
Diluted	$5.95	$5.20	$5.80
Net income per common share:
Basic	$6.17	$5.30	$5.94
Diluted	$5.99	$5.18	$5.82
Weighted-average number of common shares outstanding:
Basic	132,794,334	134,098,392	141,861,225
Diluted	136,694,798	137,220,731	144,799,513

Gross revenues from continuing operations	2,712,256	2,303,340	2,054,969
Gross expenses from continuing operations	1,578,993	1,286,157	884,111

The accompanying notes are an integral part of the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data (continued)

Consolidated Statements of Changes in Shareholders’ Equity	MBIA Inc. and Subsidiaries

	For the years ended December 31, 2006, 2005 and 2004
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
In thousands except per share amounts	Shares	Amount				Shares	Amount
Balance, January 1, 2004	153,551	$153,551	$1,283,339	$4,481,174	$636,212	(9,676)	$(403,984)	$6,150,292

Comprehensive income:
Net income	—	—	—	843,046	—	—	—	843,046
Other comprehensive loss:
Change in unrealized appreciation of investments net of change in deferred income taxes of $(26,944)	—	—	—	—	(46,877)	—	—	(46,877)
Change in fair value of derivative instruments net of change in deferred income taxes of $4,055	—	—	—	—	7,532	—	—	7,532
Change in foreign currency translation net of change in deferred income taxes of $5,346	—	—	—	—	21,739	—	—	21,739

Other comprehensive loss								(17,606)

Total comprehensive income								825,440

Capital issuance costs	—	—	(2,353)	—	—	—	—	(2,353)
Treasury shares acquired	—	—	—	—	—	(6,540)	(375,030)	(375,030)
Stock-based compensation	2,057	2,057	95,127	—	—	—	—	97,184
Dividends (declared per common share $0.960, paid per common share $0.920)	—	—	—	(136,736)	—	—	—	(136,736)

Balance, December 31, 2004	155,608	155,608	1,376,113	5,187,484	618,606	(16,216)	(779,014)	6,558,797

Comprehensive income:
Net income	—	—	—	710,986	—	—	—	710,986
Other comprehensive loss:
Change in unrealized appreciation of investments net of change in deferred income taxes of $(109,413)	—	—	—	—	(228,453)	—	—	(228,453)
Change in fair value of derivative instruments net of change in deferred income taxes of $26,862	—	—	—	—	49,888	—	—	49,888
Change in foreign currency translation net of change in deferred income taxes of $(133)	—	—	—	—	(40,660)	—	—	(40,660)

Other comprehensive loss								(219,225)

Total comprehensive income								491,761

Treasury shares acquired	—	—	—	—	—	(6,387)	(369,715)	(369,715)
Stock-based compensation	994	994	59,477	—	—	48	1,629	62,100
Dividends (declared per common share $1.120, paid per common share $1.080)	—	—	—	(151,299)	—	—	—	(151,299)

Balance, December 31, 2005	156,602	156,602	1,435,590	5,747,171	399,381	(22,555)	(1,147,100)	6,591,644

Comprehensive income:
Net income	—	—	—	819,288	—	—	—	819,288
Other comprehensive loss:
Change in unrealized appreciation of investments net of change in deferred income taxes of $(77,511)	—	—	—	—	(130,913)	—	—	(130,913)
Change in fair value of derivative instruments net of change in deferred income taxes of $8,433	—	—	—	—	15,662	—	—	15,662
Change in foreign currency translation net of change in deferred income taxes of $2,995	—	—	—	—	37,163	—	—	37,163

Other comprehensive loss								(78,088)

Total comprehensive income								741,200

Treasury shares acquired	—	—	—	—	—	(959)	(61,353)	(61,353)
Stock-based compensation	1,728	1,728	97,512	—	—	19	649	99,889
Dividends (declared per common share $1.240, paid per common share $1.210)	—	—	—	(167,126)	—	—	—	(167,126)

Balance, December 31, 2006	158,330	$158,330	$1,533,102	$6,399,333	$321,293	(23,495)	$(1,207,804)	$7,204,254

Disclosure of reclassification amount:						2004	2005	2006
Change in unrealized appreciation of investments arising during the period, net of taxes						$19,320	$(196,709)	$(102,318)
Reclassification adjustment, net of taxes						(66,197)	(31,744)	(28,595)

Change in unrealized appreciation of investments, net of taxes						$(46,877)	$(228,453)	$(130,913)

The accompanying notes are an integral part of the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data (continued)

Consolidated Statements of Cash Flows	MBIA Inc. and Subsidiaries

	Years ended December 31
In thousands	2006	2005	2004
Cash flows from operating activities of continuing operations:
Net income	$819,288	$710,986	$843,046
(Income) loss from discontinued operations, net of tax	(6,076)	2,012	(562)
Gain on sale of discontinued operations, net of tax	(29)	—	(3,178)

Income from continuing operations	813,183	712,998	839,306

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Amortization of bond discount (premiums), net	31,790	58,233	69,962
Increase in accrued investment income	(130,420)	(83,840)	(42,299)
Increase in deferred acquisition costs	(22,445)	(21,076)	(33,003)
Decrease (increase) in prepaid reinsurance premiums	44,474	27,354	(44,197)
Decrease (increase) in reinsurance recoverable on unpaid losses	12,024	(24,355)	26,792
Depreciation	8,644	11,502	13,182
(Decrease) increase in deferred premium revenue	(55,580)	(25,981)	143,544
(Decrease) increase in loss and loss adjustment expense reserves	(184,465)	(27,367)	37,038
Increase in accrued interest payable	156,539	104,923	40,497
Penalties and disgorgement	—	75,000	—
Decrease in accrued expenses	(13,296)	(206)	(58,293)
Amortization of medium-term notes and commercial paper—(premium) discount, net	(18,073)	(18,244)	(20,536)
Net realized (gains) losses on sale of investments	(15,438)	2,870	(104,900)
Net (gains) losses on derivative instruments and foreign exchange	(10,525)	(38,122)	3,043
Current income tax provision (benefit)	60,340	(7,683)	(34,350)
Deferred income tax (benefit) provision	(29,589)	55,308	112,907
Stock option compensation	20,379	19,421	16,701
Other, net	(4,032)	(35,544)	(86,706)

Total adjustments to net income	(149,673)	72,193	39,382

Net cash provided by operating activities of continuing operations	663,510	785,191	878,688

Cash flows from investing activities of continuing operations:
Purchase of fixed-maturity securities, net of payable for investments purchased	(21,255,567)	(15,528,960)	(24,912,975)
Sale of fixed-maturity securities, net of receivable for investments sold	16,425,451	11,308,591	20,686,126
Redemption of fixed-maturity securities, net of receivable for investments redeemed	319,890	428,175	877,070
Purchase of held-to-maturity investments	(1,764,662)	(1,530,911)	(1,442,684)
Redemptions of held-to-maturity investments	1,965,142	3,006,393	2,840,711
Sale (purchase) of short-term investments	(677,672)	107,517	6,177
Sale (purchase) of other investments	189,258	29,566	(380,059)
Capital expenditures	(10,955)	(8,830)	(7,979)
Disposals of capital assets	42	1,650	2,255
Other, investing	2,171	—	—

Net cash used by investing activities of continuing operations	(4,806,902)	(2,186,809)	(2,331,358)

Item 8. Financial Statements and Supplementary Data (continued)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of investment agreements	6,162,472	7,591,807	6,007,451
Payments for drawdowns of investment agreements	(4,674,850)	(5,331,607)	(4,278,787)
Decrease in commercial paper	(154,974)	(1,739,438)	(39,329)
Issuance of medium-term notes	7,588,977	3,343,531	3,186,567
Principal paydown of medium-term notes	(4,188,420)	(2,658,319)	(3,315,061)
Issuance of variable interest entity floating rate notes	300,000	678,611	—
Principal paydown of variable interest entity floating rate notes	(134,122)	—	—
Securities sold under agreements to repurchase, net	(476,911)	(761)	141,221
Dividends paid	(162,851)	(147,247)	(132,072)
Capital issuance costs	(2,209)	(2,899)	(2,353)
Proceeds from issuance of short-term debt	—	—	1,408
Repayment for retirement of short-term debt	(17,847)	—	—
Proceeds from issuance of long-term debt	—	—	348,553
Repayment for retirement of long-term debt	—	(100,000)	(50,000)
Payments for derivatives	(26,415)	(340)	—
Purchase of treasury stock	(61,353)	(369,715)	(375,030)
Exercise of stock options	44,221	23,249	63,390
Excess tax benefit on share-based payment	3,762	—	—
Other, financing	(2,015)	(9,957)	11,579

Net cash provided by financing activities of continuing operations	4,197,465	1,276,915	1,567,537

Discontinued operations (Revised—see Note 2):
Net cash used by operating activities	(2,418)	(2,344)	(1,792)
Net cash provided (used) by investing activities	4,122	(1,760)	21,063
Net cash used by financing activities	(8,210)	(980)	(1)
Net increase (decrease) in cash and cash equivalents	47,567	(129,787)	134,137
Cash and cash equivalents—beginning of year	221,710	351,497	217,360

Cash and cash equivalents—end of year	$269,277	$221,710	$351,497

Supplemental cash flow disclosures:
Income taxes paid	$287,688	$254,344	$273,058
Interest paid:
Investment agreements	$514,647	$352,202	$259,494
Commercial paper	41,121	61,581	33,677
Medium-term notes	406,519	248,516	128,579
Variable interest entity floating rate notes	58,394	24,264	9,287
Securities sold under agreements to repurchase	41,854	20,060	11,783
Other borrowings and deposits	8,332	3,164	7,694
Long-term debt	78,304	87,047	70,970
Non cash items:
Stock compensation	$20,379	$19,421	$16,701
Dividends declared but not paid	41,816	37,541	33,489

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MBIA Inc. and Subsidiaries

Note 1: Business and Organization

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) is a leading provider of financial guarantee products and specialized financial services. MBIA provides innovative and cost-effective products and services that meet the credit enhancement, financial and investment needs of its public- and private-sector clients worldwide. MBIA manages its activities primarily through two principal business operations: insurance and investment management services. The Company’s corporate operations include revenues and expenses that arise from general corporate activities and not from its two principal business operations.

MBIA’s insurance operations are principally conducted through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). MBIA Insurance Corporation has triple-A financial strength ratings from Standard and Poor’s Corporation (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), Fitch, Inc. and Rating and Investment Information, Inc. Additionally, MBIA Insurance Corporation’s insurance subsidiaries have triple-A financial strength ratings from at least S&P and Moody’s. MBIA Corp. issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and pools of corporate and asset-backed bonds, both in the new issue and secondary markets. Additionally, MBIA Corp. insures credit default swaps on pools of collateral, which it considers part of its core financial guarantee business. The financial guarantees issued by MBIA Corp. provide an unconditional and irrevocable guarantee of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by MBIA Corp.

MBIA’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management, LLC (“MBIA Asset Management”) and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to funding assets for third-party clients and for investment purposes.

MBIA’s municipal services operations was sold in the fourth quarter of 2006 and related revenues and expenses have been reported as discontinued operations for all years presented in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” See “Note 15: Discontinued Operations” for additional information related to the Company’s discontinued operations.

Note 2: Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates are revised and reflected in operating results. Actual results could differ from those estimates.

Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the reclassification of variable interest entity (“VIE”) interest expense from “Net investment income” to “Interest expense”, the reclassification of “Unearned compensation – restricted stock” to “Additional paid-in capital”, the reclassification of perpetual securities from “Fixed-maturity securities held as available-for-sale” to “Other investments” and the reclassification of amounts related to the Company’s discontinued operations, all of which had no effect on net income, total assets, total liabilities or shareholders’ equity as previously reported. See “Note 14: Business Segments” for information on changes in the Company’s segment reporting. In addition, the Company has revised its 2004 Consolidated Statements of Cash Flows to separately disclose the operating and investing portions of the cash flows attributable to discontinued operations. These amounts were previously reported on a combined basis.

Consolidation

The consolidated financial statements include the accounts of MBIA Inc., its wholly owned subsidiaries and all other entities in which the Company has a controlling financial interest. All significant intercompany balances have been eliminated and business segment results are presented net of all material intersegment transactions.

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 2: Significant Accounting Policies (continued)

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether an entity is a voting interest entity, a VIE or a qualifying special-purpose entity (“QSPE”) under GAAP.

Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable an entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin No. (“ARB”) 51, “Consolidated Financial Statements,” as amended. ARB 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the Company consolidates voting interest entities in which it has a majority voting interest.

VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities,” the Company consolidates all VIEs in which it is the primary beneficiary.

QSPEs are passive entities accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 140 sets forth the criteria an entity must satisfy to be a QSPE. These criteria include the types of assets a QSPE may hold, limits on asset sales, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise in attempting to collect receivables. In accordance with SFAS 140 and FIN 46(R), the Company does not consolidate QSPEs.

Investments

The Company classifies its fixed-maturity investments as either available-for-sale or held-to-maturity, as defined by SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale investments are reported in the consolidated balance sheets at fair value, with unrealized gains and losses, net of deferred taxes, reflected in accumulated other comprehensive income in shareholders’ equity. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities. For pre-refunded bonds, the remaining term is determined based on the contractual refunding date. Investment income is recorded as earned. Realized gains or losses on the sale of investments are determined by specific identification and are included as a separate component of revenues.

Held-to-maturity investments consist mainly of debt securities, loans, lease receivables and trade receivables for which the Company has the ability and intent to hold such investments to maturity. These investments are reported in the consolidated balance sheets at amortized cost. Discounts and premiums are amortized using the effective yield method over the remaining term of the assets. Investment income is recorded as earned.

Short-term investments are carried at amortized cost, which approximates fair value, and include all fixed-maturity securities with a remaining effective term to maturity of less than one year.

Other investments include the Company’s interest in equity-oriented and equity method investments. In accordance with SFAS 115, the Company records its share of the unrealized gains and losses on equity-oriented investments, net of applicable deferred income taxes, in accumulated other comprehensive income in shareholders’ equity when it does not have a controlling financial interest in or exert significant influence over an entity (generally a voting interest of less than 20%).

When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally a voting interest of 20% to 50%) and has an investment in common stock or substance common stock, the Company accounts for its investments in accordance with the equity method of accounting prescribed by Accounting Principles Board Opinion No. (“APB”) 18, “The Equity Method of Accounting for Investments in Common Stock.” The carrying amounts of equity method investments are initially recorded at cost and adjusted to recognize the Company’s share of the profits or losses, net of any intercompany gains and losses, of the investees subsequent to the purchase date. Such profits and losses are recorded within net investment income in the consolidated statements of income. Dividends are applied as a reduction of the carrying amount of equity method investments.

MBIA regularly monitors its investments in which fair value is less than amortized cost in order to assess whether such a decline in value is other than temporary. In assessing whether a decline in value is other than temporary, the Company considers several factors,

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 2: Significant Accounting Policies (continued)

including but not limited to (a) the magnitude and duration of the decline, (b) the reasons for the decline, such as credit rating downgrades, the financial condition of the issuer or the current interest rate environment, and (c) the Company’s ability and intent to hold the investment to maturity or until the value recovers to an amount at least equal to amortized cost. If MBIA determines that a decline in the value of an investment is other than temporary, the investment is written down to its fair value and a realized loss is recorded in net income.

Cash And Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with banks with original maturities of less than 90 days.

Policy Acquisition Costs

Policy acquisition costs include those expenses that relate primarily to, and vary with, the acquisition of new insurance business. The Company periodically conducts a study to determine which operating costs have been incurred to acquire new insurance business and qualify for deferral. For business produced directly by MBIA Corp., such costs include compensation of employees involved in underwriting and policy issuance functions, certain rating agency fees, state premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. Policy acquisition costs, net of ceding commissions, related to non-derivative transactions are deferred and amortized over the period in which the related premiums are earned. Policy acquisition costs related to insured derivative transactions are expensed as incurred.

MBIA will recognize a premium deficiency if the sum of expected loss and loss adjustment expenses and unamortized policy acquisition costs exceed the related unearned premiums. If MBIA were to have a premium deficiency that is greater than unamortized acquisition costs, the unamortized acquisition costs would be reduced by a charge to expense, and a liability (if necessary) would be established for any remaining deficiency. As of December 31, 2006, there have been no premium deficiencies. Although GAAP permits the inclusion of anticipated investment income when determining a premium deficiency, it is currently not being included in the Company’s evaluation.

Goodwill

Goodwill represents the excess of the cost of acquiring a business enterprise over the fair value of the net assets acquired. Under SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at least annually. An impairment loss is triggered if the estimated fair value of an operating segment is less than its carrying value. See “Note 4: Goodwill” for an explanation of the Company’s annual impairment test.

Property and Equipment

Property and equipment consists of land, buildings, leasehold improvements, furniture, fixtures and computer equipment and software. All property and equipment is recorded at cost and, except for land, is depreciated over the appropriate useful life of the asset using the straight-line method. Leasehold improvements are amortized over the useful life of the improvement or the remaining term of the lease, whichever is shorter. Maintenance and repairs are charged to current earnings as incurred. Property, leasehold improvements and equipment are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS 144. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the expected undiscounted cash flows relating to the asset or group of assets is less than the corresponding carrying value. The useful lives of each class of assets are as follows:

Buildings and site improvements	2-31 years
Leasehold improvements	2-10 years
Furniture and fixtures	5-10 years
Computer equipment and software	3-10 years

Derivatives

Under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, all derivative instruments, whether stand-alone or embedded in other contracts or securities, are recognized on the balance sheet at their fair value, and changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges. If the derivatives qualify as hedges, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings. If circumstances or events arise that require the termination and settlement of a derivative contract prior to maturity, any resulting gain or loss will be recognized immediately in earnings. For qualifying fair value hedges, if the hedge relationship is terminated, the

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 2: Significant Accounting Policies (continued)

derivative fair value adjustment is reported as part of the basis of the hedged item and is amortized to earnings as a yield adjustment. For qualifying cash flow hedges, if the hedge relationship is terminated, the derivative fair value adjustment recorded in other comprehensive income is recognized in earnings at the time the hedged cash flows are recognized, consistent with the original hedge strategy. If the underlying hedged item of a hedge relationship ceases to exist, all changes in the fair value of the derivative are recognized in earnings each period until the derivative matures or terminates.

The nature of the Company’s business activities require the management of various financial and market risks, including those related to changes in interest rates and foreign currency exchange rates. The Company uses derivative instruments to mitigate or eliminate certain of those risks. Additionally, the Company uses credit derivative instruments as an alternative form of financial guarantee with the intent to hold these contracts to maturity. These credit derivative contracts are accounted for at fair value with changes in fair value recorded in earnings since they do not qualify for the financial guarantee scope exception under SFAS 133, as amended. See “Note 6: Derivative Instruments” for a further discussion of the Company’s use of derivatives and their impact on the Company’s financial statements.

Losses and Loss Adjustment Expenses

The Company’s financial guarantee insurance provides an unconditional and irrevocable guarantee of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that the Company has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by the Company. Loss and loss adjustment expense (“LAE”) reserves are established by the Company’s Loss Reserve Committee, which consists of members of senior management, and require the use of judgment and estimates with respect to the occurrence, timing and amount of a loss on an insured obligation. As discussed below, the accounting for non-derivative financial guarantee loss reserves is possibly subject to change.

The Company establishes two types of loss and LAE reserves for non-derivative financial guarantees: an unallocated loss reserve and case basis reserves. The unallocated loss reserve is established on an undiscounted basis with respect to the Company’s entire insured portfolio. The Company’s unallocated loss reserve represents its estimate of losses that have or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. The unallocated loss reserve is increased on a quarterly basis using a formula that applies a “loss factor” to the Company’s scheduled net earned premium for the respective quarter, both of which are defined and set forth below. This increase in the unallocated reserve is the Company’s provision for loss and loss adjustment expenses as reported on the Company’s consolidated statements of income. Scheduled net earned premium represents quarterly premium earnings, net of reinsurance, from all policies in force less the portion of quarterly premium earnings that have been accelerated as a result of the refunding or defeasance of insured obligations. Total earned premium as reported on the Company’s consolidated statements of income includes both scheduled net earned premium and premium earnings that have been accelerated, net of reinsurance. Once a policy is originated, the amount of scheduled net earned premium recorded in earnings will be included in the Company’s calculation of its unallocated loss reserve. When an insured obligation is refunded, defeased or matures, the Company does not reverse the unallocated loss reserve previously generated from the scheduled net earned premium on such obligation as the Company’s unallocated loss reserve is not specific to any individual obligation.

Each quarter, the Company calculates its provision for the unallocated loss reserve as a fixed percent of scheduled net earned premium. This amount is recorded as “Losses and loss adjustment expense” on the consolidated statements of income. Annually, the Loss Reserve Committee evaluates the appropriateness of the fixed percent loss factor. In performing this evaluation, the Loss Reserve Committee considers the composition of the Company’s insured portfolio by municipal sector, structured asset class, remaining maturity and credit quality, along with the latest industry data, including historical default and recovery experience for the relevant sectors of the fixed-income market in order to determine if a trend is developing that indicates the loss factor should be increased or decreased. In addition, the Company considers its own historical loss activity and how those losses develop over time. The Loss Reserve Committee reviews the results of its annual evaluation over several years to determine whether any long-term trends are developing. Therefore, case basis reserves established in any year may be above or below the loss factor without requiring an increase or decrease to the loss factor. The Company’s additions to specific case basis reserves in the years ended December 31, 2005 and 2004 exceeded the 12% loss factor currently used by the Company. However, additions to specific case basis reserves in the year ended December 31, 2006 were less than the 12% loss factor. The Loss Reserve Committee is continuing to monitor any trends and evaluate whether an adjustment to the Company’s current loss factor is appropriate. During the years ended December 31, 2006, 2005 and 2004, the Company has calculated its provision for the unallocated loss reserve as 12% of scheduled net earned premium.

When a case basis reserve is established, MBIA reclassifies the estimated amount from its unallocated loss reserve in an amount equal to the specific case basis loss reserve. Therefore, the amount of available unallocated loss reserve at the end of each period is reduced

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 2: Significant Accounting Policies (continued)

by the actual case basis reserves established in the same period. Such reclassification has no effect on the Company’s income statement as the unallocated loss reserve and specific case basis reserves, gross of recoveries from reinsurers, are reported as liabilities within “Loss and loss adjustment expense reserves” on the Company’s balance sheet. In the event that case basis reserves develop at a significantly faster or slower rate than anticipated by applying the loss factor to net scheduled earned premium, the Company will perform a qualitative evaluation with respect to the adequacy of the remaining unallocated loss reserve. In performing this evaluation, the Company considers the anticipated amounts of future transfers to existing case basis reserves, as well as the likeliness those policies for which case basis reserves have not been established will require case basis reserves at a faster or slower rate than initially expected.

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

MBIA establishes new case basis reserves with respect to a specific insurance policy when the Loss Reserve Committee determines that (i) a claim has been made or is probable in the future with respect to such policy based on specific credit events that have occurred and (ii) the amount of the ultimate loss that MBIA will incur under such policy can be reasonably estimated. The amount of the case basis reserve with respect to any policy is based on the net present value of the expected ultimate losses and loss adjustment expense payments that the Company expects to pay with respect to such policy, net of expected recoveries under salvage and subrogation rights. The amount of the expected loss, net of expected recoveries, is discounted based on a discount rate equal to the actual yield of the fixed-income portfolio held by the Company’s insurance subsidiaries at the end of the preceding fiscal quarter. The Company believes this yield is an appropriate rate of return for present valuing its reserves as it reflects the rate of return on the assets supporting future claim payments by the Company. The discount rate used at December 31, 2006, 2005 and 2004 was 5.1%, 5.0% and 4.8%, respectively. When a case basis reserve is established for an insured obligation, the Company continues to record premium revenue until it believes that premiums will no longer be collected on that obligation.

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

Management believes that the Company’s reserves are adequate to cover the ultimate net cost of claims. However, because the reserves are based on management’s judgment and estimates, there can be no assurance that the ultimate liability will not exceed such estimates. See “Note 22: Loss and Loss Adjustment Expense Reserves” for additional information regarding the Company’s loss and LAE reserves.

The Company’s loss reserving policy, described above, is based on guidance provided in SFAS 60, “Accounting and Reporting by Insurance Enterprises,” SFAS 5, “Accounting for Contingencies” and analogies to Emerging Issues Task Force (“EITF”) 85-20, “Recognition of Fees for Guaranteeing a Loan.” SFAS 60 requires that, for short-duration contracts, a liability for unpaid claim costs relating to insurance contracts, including estimates of costs relating to incurred but not reported claims, be accrued when insured

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 2: Significant Accounting Policies (continued)

events occur. Additionally, SFAS 5, requires that a loss be recognized where it is probable that one or more future events will occur confirming that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

Although SFAS 60 provides guidance to insurance enterprises, the Company does not believe SFAS 60 comprehensively addresses the unique attributes of financial guarantee insurance contracts, as the standard was developed prior to the maturity of the financial guarantee industry. SFAS 60 provides guidance with respect to insurance contracts that are either short-duration or long-duration in nature. Financial guarantee contracts typically have attributes of both and, therefore, are difficult to classify as either. For instance, financial guarantee contracts are reported for regulatory purposes as property and casualty insurance, normally considered short-duration, but have elements of long-duration contracts in that they are irrevocable and extend over a period that may be in excess of 30 years.

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

As a result of discussions in January and February 2005 between the Securities and Exchange Commission (“SEC”) staff and several financial guarantee industry participants, including MBIA, the FASB staff considered whether additional guidance with respect to accounting for financial guarantee insurance contracts that are not accounted for under SFAS 133 should be provided. In June 2005, the FASB decided to add to its agenda a project to consider the accounting by insurers for financial guarantee insurance. As part of this project, the FASB is considering several aspects of the insurance accounting model for financial guarantee insurers, including claims liability recognition, premium recognition and the related amortization of deferred policy acquisition costs. When the FASB or the SEC reaches a conclusion on this project, the Company and its financial guarantor peers may be required to change some aspects of their respective loss reserving policies and the potential changes could extend to premium and expense recognition. The FASB is expected to issue proposed guidance in the first quarter of 2007. The Company cannot currently assess how the FASB and SEC staff’s ultimate resolution of this project will impact its loss reserving policy or the effect it might have on recognizing premium revenue and policy acquisition costs. Until final guidance is issued, the Company intends to continue to apply its existing policy with respect to the establishment of both case basis and unallocated loss reserves and the recognition of premium revenue and policy acquisition costs.

Investment Agreements, Medium-Term Notes and Commercial Paper

Investment agreements, medium-term notes and commercial paper are recorded on the balance sheet at the time such agreements are executed. The liabilities for investment agreements and medium-term notes are carried at their face value, adjusted for any premiums or discounts, plus accrued interest. Interest expense is accrued at the contractual interest rate. Premiums and discounts related to investment agreements and medium-term notes are amortized on a constant yield basis as an adjustment to interest expense. Commercial paper is carried at face value adjusted for any discounts. Discounts related to commercial paper are amortized on a straight-line basis, which approximates a constant yield to maturity.

Securities Purchased Under Agreements to Resell And Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase represent collateralized transactions and are carried on the consolidated balance sheets at their contractual amounts plus accrued interest, subject to the provisions of SFAS 140. It is the Company’s policy to take possession of securities purchased under agreements to resell.

Premium Revenue Recognition

Upfront premiums are earned in proportion to the expiration of the related principal balance of an insured obligation. Therefore, for transactions in which the premium is received upfront, premium earnings are greater in the earlier periods when there is a higher amount of principal outstanding. The upfront premiums are apportioned to individual sinking fund payments of a bond issue according to an amortization schedule. After the premiums are allocated to each scheduled sinking fund payment, they are earned on a straight-line basis over the period of that sinking fund payment. Accordingly, deferred premium revenue represents the portion of premiums written that is applicable to the unexpired risk of insured bonds and notes. When an MBIA-insured issue is retired early, is

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 2: Significant Accounting Policies (continued)

called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time since there is no longer risk to the Company. Installment premiums are earned on a straight-line basis over each installment period, generally one year or less. As the outstanding principal of an installment-based policy is paid down by the issuer of an MBIA-insured obligation, less premium is collected and recognized by MBIA. The Company may receive premiums upon the early termination of installment-based policies, which are earned when received. Both upfront and installment premium recognition methods recognize premiums over the term of an insurance policy in proportion to the remaining outstanding principal balance of the insured obligation. Premium revenue recognition is subject to change as a result of the FASB project described in the preceding “Losses and Loss Adjustment Expenses” section.

Premiums ceded to reinsurers reduce the amount of earned premium the Company will recognize from its insurance policies. For both upfront and installment policies, ceded premium expense is recognized in earnings in proportion to and at the same time the related premium revenue is recognized. Ceding commission income is recognized in earnings at the time the related premium is recognized.

Fee and Reimbursement Revenue Recognition

The Company collects fees for services performed in connection with certain transactions. In addition, the Company may be entitled to reimbursement of third-party expenses that it incurs in connection with certain transactions. Depending upon the type of fee received and whether it is related to an insurance policy, the fee is either earned when it is received or deferred and earned over the life of the related transaction. Work, waiver and consent, termination, administrative and management fees are earned when the related services are completed and the fee is received. Structuring fees are earned on a straight-line basis over the life of the related insurance policy and commitment fees are earned on a straight-line basis over the commitment period. Expense reimbursements are recognized when received.

Stock-Based Compensation

The Company follows the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as revised by SFAS 123(R), “Share-Based Payment.” Under the modified prospective transition method selected by the Company under the provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” all equity-based awards granted to employees and existing awards modified on or after January 1, 2003 are accounted for at fair value with compensation expense recorded in net income. See “Note 24: Long-term Incentive Plans” for a further discussion regarding the methodology utilized in recognizing employee stock compensation expense.

Investment Management Services Operations

Investment management services (“IMS”) results consist of interest income, fee income, interest expense, operating expenses and gains and losses related to the Company’s investment agreement, medium-term note and conduit programs and asset management advisory and administrative services. Fees related to asset management services are recognized in earnings over the period that the related services are provided based upon net asset values.

Corporate

Corporate results consist of net investment income, interest expense on MBIA Inc. debt and general corporate expenses. All legal and consulting costs associated with the investigations by the SEC, the New York Attorney General’s Office (“NYAG”) and the New York State Insurance Department (“NYSID”) are expensed as incurred.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates. Operating results are translated at average rates of exchange prevailing during the year. Unrealized gains or losses, net of deferred taxes, resulting from translation of the financial statements of a non-U.S. operation, when the functional currency is other than U.S. dollars, are included in accumulated other comprehensive income in shareholders’ equity. Foreign currency remeasurement gains and losses resulting from transactions in non-functional currencies are recorded in current earnings.

Income Taxes

Deferred income taxes are recorded with respect to the temporary differences between the tax bases of assets and liabilities and the reported amounts in the financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled. Such temporary differences relate principally to premium revenue recognition, deferred acquisition costs, unrealized appreciation or depreciation of investments and derivatives, and MBIA Corp.’s statutory contingency reserve. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates in the period in which changes are approved by the relevant authority.

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 2: Significant Accounting Policies (continued)

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

Note 3: Recent Accounting Pronouncements

Standards to be Adopted in Future Periods

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides the Company an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. MBIA is currently evaluating the provisions of SFAS 159 and their potential impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (levels 1, 2 and 3 as defined). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. MBIA is currently evaluating the provisions of SFAS 157 and their potential impact on the Company’s financial statements.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 requires that the Company determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. FIN 48 also provides guidance on the derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will not have a material effect on the Company’s financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133 and SFAS 140. SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that would otherwise require bifurcation. The fair value designation may be applied on an instrument-by-instrument basis, however, the election to apply fair value accounting is irrevocable. For the Company, SFAS 155 is effective for those financial instruments acquired or issued on or after January 1, 2007. MBIA is currently evaluating the provisions of SFAS 155 and their potential impact on the Company’s financial statements.

Recently Adopted Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin No. (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires that a registrant use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. In addition, SAB 108 provides permitted transition methods for correcting and disclosing errors that existed prior to the application of SAB 108 when such errors are determined to be material to a registrant’s financial statements upon the application of SAB 108. SAB 108 is effective for the first fiscal year ending after November 15, 2006, with early adoption permitted in interim reports filed with the SEC. MBIA applied the provisions of SAB 108 in connection with the preparation of its financial statements for the year ended December 31, 2006. The application of SAB 108 did not have a material effect on the Company’s financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which nullifies certain requirements of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and amends SFAS 115 and APB 18. FSP 115-1 outlines a three-step model to identify investment impairments in each reporting period. First, for each reporting period, individual securities are

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 3: Recent Accounting Pronouncements (continued)

determined to be impaired if the fair value of a security is less than its cost. Second, impaired securities are evaluated as to whether the impairment is other than temporary based on existing applicable guidance. Lastly, if the impairment is other than temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and fair value as of the reporting date. Under FSP 115-1, the disclosure requirements required by EITF 03-1 issued in December 2003 were retained. EITF 03-1 requires the Company to disclose certain information about unrealized losses on its investment portfolio that have not been recognized as other-than-temporary impairments. The requirements under FSP 115-1 were effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material effect on the Company’s financial position or results of operations. See “Note 11: Investments” for the adopted disclosures required by EITF 03-1.

In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) is a revision of SFAS 123 and supersedes APB 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the Company to expense the fair value of employee stock options and other forms of stock-based compensation. In addition, SFAS 123(R) classifies share-based payment awards as either liability awards, which are remeasured at fair value at each balance sheet date, or equity awards, which are measured at fair value on the grant date and not subsequently remeasured. These requirements were effective for the Company as of January 1, 2006. The Company adopted the fair value provisions of SFAS 123 effective January 1, 2002 and the adoption of SFAS 123(R) for equity awards did not have a material effect on the Company’s financial position or results of operations. As the Company has previously remeasured liability awards and expensed related costs, the adoption of SFAS 123(R) did not have a material effect on the Company’s financial position or results of operations.

Note 4: Goodwill

Goodwill totaled $79.4 million as of December 31, 2006 and 2005, of which $76.9 million was within the insurance reporting segment and $2.5 million was within the investment management services reporting segment.

The Company performed its annual impairment testing of goodwill required under SFAS 142 as of January 1, 2007 and January 1, 2006. On both dates, the fair values of the insurance reporting segment and the investment management services reporting segment exceeded their carrying values indicating that goodwill was not impaired. In performing this evaluation, the Company determined that the best measure of the fair value of the insurance reporting segment was its book value adjusted for the after-tax effects of net deferred premium revenue less deferred acquisition costs, the present value of installment premiums and a provision for losses to arrive at adjusted book value. Adjusted book value is a common measure used by security analysts to assess the value of financial guarantee companies. The investment management services reporting segment’s fair value was determined by using a multiple of earnings before income tax, depreciation and amortization (“EBITDA”), as this is a common measure of fair value in the investment management industry.

Note 5: Variable Interest Entities

The Company provides structured funding and credit enhancement services to global finance clients through the use of certain MBIA-administered, bankruptcy-remote special purpose vehicles (“SPVs”) and through third-party SPVs. The purpose of the MBIA-administered SPVs is to provide clients with an efficient source of funding, which may offer MBIA the opportunity to issue financial guarantee insurance policies. These SPVs purchase various types of financial instruments, such as debt securities, loans, lease receivables and trade receivables, and fund these purchases through the issuance of asset-backed short-term commercial paper or medium-term notes. The assets and liabilities within the medium-term note programs are managed primarily on a match-funded basis and may include the use of derivative hedges, such as interest rate and foreign currency swaps. By match-funding and hedging, the SPVs eliminate the risks associated with fluctuations in interest and foreign currency rates, indices and liquidity. Typically, programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs. In general, asset purchases at the inception of a program are required to be investment grade by at least one major rating agency. The primary SPVs administered by MBIA are Triple-A One Funding Corporation (“Triple-A”), Meridian Funding Company, LLC (“Meridian”) and Polaris Funding Company, LLC (“Polaris”) (collectively, the “Conduits”). Third-party SPVs are used in a variety of structures guaranteed or managed by MBIA, whereby the Company has risks analogous to those of MBIA-administered SPVs. The Company has determined that such SPVs fall within the definition of a VIE under FIN 46(R).

Under the provisions of FIN 46(R), an entity is considered a VIE subject to possible consolidation if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or if the equity investors lack one of three characteristics of a controlling financial interest. First, the equity investors lack the ability to make decisions about the entity’s activities through voting rights or similar rights. Second, they do not bear the obligation to absorb the expected losses of the entity if they occur. Lastly, they do not claim the right to receive expected returns of the entity if they occur, which is the

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 5: Variable Interest Entities (continued)

compensation for the risk of absorbing the expected losses. A VIE is consolidated with its primary beneficiary, which is the entity that will absorb the majority of the expected losses, receive the majority of the expected residual returns, or both, of the VIE.

The Conduits fall within the scope of FIN 46(R) and are consolidated by the Company. The conduit segment within the Company’s investment management services operations is principally composed of the activities of these entities. MBIA has included on its balance sheet the assets and liabilities of each Conduit, which consist primarily of various types of investments funded by medium-term notes and commercial paper, and has included in its income statement the operating revenues and expenses of the Conduits. Certain of MBIA’s consolidated subsidiaries have invested in Conduit debt obligations or have received compensation for services provided to the Conduits. As such, MBIA has eliminated intercompany transactions with the Conduits from its balance sheet and income statement. After the elimination of such intercompany assets and liabilities, Conduit total assets and liabilities were $4.3 billion and $4.2 billion, respectively, at December 31, 2006 and $4.6 billion and $4.4 billion, respectively, at December 31, 2005. The Conduits’ creditors do not have recourse to the general assets of MBIA outside of financial guarantee policies provided to the Conduits.

In addition to MBIA-administered SPVs, MBIA must determine whether it has variable interests in third-party VIEs and if so, whether those variable interests would cause MBIA to be the primary beneficiary and, therefore, consolidate such entities. Under FIN 46(R), MBIA’s guarantee of the assets or liabilities of a VIE constitute a variable interest and require MBIA to assess whether it is the primary beneficiary. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies. The Company has consolidated third-party VIEs as a result of guarantees provided by its insurance operations. Third-party VIEs’ assets and liabilities are primarily reported in “Investments held-to-maturity” and “Variable interest entity floating rate notes”, respectively, on the face of the Company’s balance sheet. The assets and liabilities of these VIEs each totaled $1.5 billion at December 31, 2006 and $1.3 billion at December 31, 2005. Revenues and expenses related to third-party VIEs are primarily recorded in “Net investment income” and “Interest expense”, respectively, on the Company’s statements of income and substantially net to zero. Third-party VIEs’ creditors do not have recourse to the general assets of MBIA outside of the financial guarantee policies provided to the VIEs.

The Company consolidated two VIEs in the third quarter of 2004 and a third VIE in the fourth quarter of 2006 that were established in connection with the securitizations of Capital Asset Holdings GP, Inc. and certain affiliated entities (“Capital Asset”) tax liens and to which the Company provided financial guarantees. In December 2006, the Company sold its interest in all of these consolidated VIEs. MBIA held a variable interest in these entities, which resulted from its insurance policies, and had determined that it was the primary beneficiary under FIN 46(R). MBIA has reported these VIEs as discontinued operations and included the assets of the securitizations, totaling $2.5 million at December 31, 2005, within “Other assets” on its consolidated balance sheet. Liabilities of the securitizations substantially represented amounts due to MBIA, which were eliminated in consolidation.

In the fourth quarter of 2006, MBIA Asset Management sold $922.2 million of fixed-income investments, including debt issued by investment grade financial institutions and asset-backed securities, to Hudson-Thames Capital Limited, a Jersey-domiciled public company with limited liability. MBIA recorded an immaterial loss on the sale. Hudson-Thames Capital Limited, together with its co-issuer Hudson-Thames LLC, a Delaware limited liability company, (collectively, “Hudson-Thames”) is a structured investment vehicle investing in high quality investments and derivatives under various programs and funding its investments and derivatives by issuing capital notes, Euro and U.S. commercial paper and medium-term notes. Hudson-Thames carries program ratings of Aaa/P-1 from Moody’s and AAA/A-1+ from S&P. MBIA Asset Management holds an interest in Hudson-Thames through the purchase of $8.7 million in Hudson-Thames capital notes and by providing asset management services to Hudson-Thames. The Company has determined that Hudson-Thames meets the definition of a VIE and that MBIA is not the primary beneficiary and, therefore, does not consolidate these entities. The obligations issued by Hudson-Thames are not guaranteed by MBIA and MBIA’s creditors do not have any rights to the assets of Hudson-Thames.

Note 6: Derivative Instruments

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

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 6: Derivative Instruments (continued)

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

Investment Management Services

The investment management services operations have entered into derivative transactions primarily consisting of interest rate, cross currency, credit default and total return swaps and principal protection guarantees. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to hedge the variability in cash flows resulting from fluctuations in foreign currency rates. Credit default swaps are entered into to hedge credit risk or to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business. The maximum amount of future payments the Company may be required to make under credit default swap contracts, should a full credit event occur on all of its outstanding contracts, is $1.4 billion. These credit default swaps reference credits with an average quality of Aa3/AA- and have a maturity range of up to 5 years, with an average life of approximately 1.4 years. In accordance with SFAS 133, the fair values of these credit default swaps at December 31, 2006 are recorded on the consolidated balance sheet as assets and liabilities, representing gross gains and losses, of $2.8 million and $0.3 million, respectively. Total return swaps are entered into to enable the Company to earn returns on certain obligations without directly owning the underlying obligations. The Company has also provided loss protection on certain MBIA Municipal Investor Service Corporation (“MBIA-MISC”) managed municipal pools that invest in highly rated short-term fixed-income securities. Such protection is accounted for as a derivative under SFAS 133 and is included as part of the Company’s principal protection guarantees.

Certain interest rate and cross currency swaps qualify as cash flow hedges and fair value hedges under SFAS 133. The cash flow hedges mitigate or offset fluctuations in cash flows arising from variable rate assets or liabilities. The unrealized gains and losses relating to the cash flow hedges are reported in accumulated other comprehensive income and will be reclassified into earnings as interest revenue and expense are recognized on the hedged assets and liabilities. The fair value hedges are used to protect against changes in the market value of the hedged assets or liabilities. The gains and losses relating to the fair value hedges are recorded directly in earnings. Cash flow and fair value hedges are hedging existing assets, liabilities or forecasted transactions. During 2006, the Company recorded losses of $2.2 million (net of tax) and gains of $0.2 million (net of tax) in earnings within net gains (losses) on derivative instruments and foreign exchange due to the ineffectiveness of fair value and cash flow hedges, respectively.

The Conduits primarily enter into interest rate and cross currency swaps as economic hedges against interest rate and currency risks. The cross currency swaps qualify as fair value hedges of foreign currency risk under SFAS 133. During 2006, the Company recorded losses of $2.5 million (net of tax) in earnings due to the ineffectiveness of these hedges. The Company also recorded losses of $0.5 million (net of tax) on economic hedges that did not qualify for hedge accounting under SFAS 133.

Cash flow hedges related to the investment management services operations resulted in an aggregate net unrealized gain of $0.4 million (net of tax) in accumulated other comprehensive income at December 31, 2006. The aggregate net unrealized gain is composed of both positive and negative future cash flows. The Company expects that approximately $0.9 million of unrealized gains (net of tax) will migrate from accumulated other comprehensive income into earnings during 2007 and the remaining amount over the term of the contracts.

Corporate

The corporate operations have entered into a cross currency swap to hedge foreign exchange risks related to the issuance of certain MBIA long-term debt in accordance with the Company’s risk management policies. The cross currency swap has been designated as a cash flow hedge and hedges the variability arising from currency exchange rate movements on the foreign denominated fixed rate debt. Changes in the fair value of the cross currency swap are recorded in accumulated other comprehensive income. As the debt is revalued at the spot exchange rate in accordance with SFAS 52, “Foreign Currency Translation,” an amount that will offset the

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 6: Derivative Instruments (continued)

related transaction gain or loss arising from the revaluation will migrate each period from accumulated other comprehensive income into earnings. This cash flow hedge was 100% effective during 2006.

The cross currency swap resulted in an aggregate unrealized gain of $0.5 million (net of tax) remaining in accumulated other comprehensive income at December 31, 2006. The Company expects that approximately $0.7 million of unrealized losses (net of tax) will migrate from accumulated other comprehensive income into earnings during 2007 and the remaining balance over the term of the contract.

The notional values of the derivative instruments by business operations at December 31, 2006 and 2005 are as follows:

	December 31, 2006
In millions	Insurance	Investment Management Services	Corporate	Total
Credit default swaps	$139,650	$1,849	$—	$141,499
Interest rate swaps	—	20,043	—	20,043
Principal protection guarantees	1,777	3,698	—	5,475
Currency swaps	—	5,322	143	5,465
Total return swaps	386	1,063	—	1,449
Credit linked notes	2	277	—	279
Interest rate caps/floors	108	—	—	108
All other	206	124	108	438

Total	$142,129	$32,376	$251	$174,756

	December 31, 2005 (1)
In millions	Insurance	Investment Management Services	Corporate	Total
Credit default swaps	$110,261	$1,662	$—	$111,923
Interest rate swaps	—	14,124	—	14,124
Principal protection guarantees	2,567	2,654	—	5,221
Currency swaps	—	3,894	133	4,027
Total return swaps	411	608	—	1,019
Credit linked notes	491	200	—	691
Interest rate caps/floors	—	450	—	450
All other	—	95	—	95

Total	$113,730	$23,687	$133	$137,550

(1)	Table excludes prior year notional amounts for the municipal services segment of $4.0 million as this segment has been presented as a discontinued operation for 2006.

The Company manages counterparty credit risk on an individual counterparty basis through master netting agreements covering derivative transactions in the investment management services and corporate operations. These agreements allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either MBIA or the counterparty is downgraded below a specified credit rating. If the Company were to settle all transactions covered under netting agreements as of December 31, 2006, the amount required to be paid to counterparties would have been reduced by $259.8 million as a result of its contractual right to offset amounts due from such counterparties. The Company has chosen not to net receivables due from counterparties with payables due to counterparties in its balance sheet, but instead report these amounts on a gross basis as assets and liabilities.

In certain cases, the Company also manages credit risk through collateral agreements that give the Company the right to hold or the obligation to provide collateral when the current market value of certain derivative contracts exceeds an exposure threshold. Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 6: Derivative Instruments (continued)

counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2006, the Company held cash collateral totaling $42.2 million and no cash or securities were pledged by the Company under these agreements.

Financial Statement Impact

As of December 31, 2006 and 2005, the Company held derivative assets of $521.3 million and $326.9 million, respectively, and derivative liabilities of $400.3 million and $384.6 million, respectively, which are shown separately on the consolidated balance sheets. The following tables display the amount of the derivative assets and liabilities by business operations for the years ended December 31, 2006 and 2005.

	Year ended December 31, 2006
In millions	Insurance	Investment Management Services	Corporate	Total
Derivative assets	$29.5	$446.5	$45.3	$521.3
Derivative liabilities	$26.0	$374.3	$—	$400.3

	Year ended December 31, 2005
In millions	Insurance	Investment Management Services	Corporate	Total
Derivative assets	$40.3	$250.2	$36.4	$326.9
Derivative liabilities	$32.1	$352.5	$—	$384.6

The income statement impact for all derivative transactions for 2006 was an after-tax increase in net income of $84.2 million. The impact of all derivative transactions for 2005 and 2004 was an after-tax increase in net income of $83.5 million and $37.3 million, respectively. The income statement impact of derivative activity is broken down into revenues, net realized gains (losses), net gains (losses) on derivative instruments and foreign exchange and expenses. Interest and fee income, including premiums received on insured derivatives, and interest on derivatives, are recorded within revenues and expenses. For derivatives that have been designated as qualifying hedges, income and expense are recorded as an adjustment to those of the hedged items. The following tables display the impact described above on the 2006, 2005 and 2004 income statements by business operation of all derivative transactions.

	Year ended December 31, 2006
In millions	Insurance	Investment Management Services	Corporate	Total
Revenues (1)	$80.8	$61.5	$—	$142.3
Net realized gains (losses)	—	3.5	—	3.5
Net gains (losses) on derivative instruments and foreign exchange:
Credit derivatives	(5.0)	(3.4)	0.4	(8.0)
Ineffectiveness on hedges	—	(7.0)	—	(7.0)
Economic hedges	—	(0.2)	—	(0.2)

Total revenues	75.8	54.4	0.4	130.6
Expenses (1)	—	—	(1.2)	(1.2)

Income (loss) before income taxes	75.8	54.4	(0.8)	129.4
Tax (provision) benefit	(26.5)	(19.0)	0.3	(45.2)

Net income (loss) before discontinued operations	$49.3	$35.4	$(0.5)	84.2

Income (loss) from discontinued operations				—

Net income (loss)				$84.2

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 6: Derivative Instruments (continued)

	Year ended December 31, 2005
In millions	Insurance	Investment Management Services	Corporate	Total
Revenues (1)	$73.2	$22.7	$—	$95.9
Net realized gains (losses)	—	(4.5)	—	(4.5)
Net gains (losses) on derivative instruments and foreign exchange:
Credit derivatives	(6.3)	(0.9)	—	(7.2)
Ineffectiveness on hedges	—	4.1	—	4.1
Economic hedges	—	41.3	—	41.3

Total revenues	66.9	62.7	—	129.6
Expenses (1)	—	—	(1.2)	(1.2)

Income (loss) before income taxes	66.9	62.7	(1.2)	128.4
Tax (provision) benefit	(23.4)	(22.0)	0.4	(45.0)

Net income (loss) before discontinued operations	$43.5	$40.7	$(0.8)	83.4

Income (loss) from discontinued operations				0.1

Net income (loss)				$83.5

	Year ended December 31, 2004
In millions	Insurance	Investment Management Services	Corporate	Total
Revenues (1)	$68.9	$(6.0)	$—	$62.9
Net realized gains (losses)	—	(0.8)	—	(0.8)
Net gains (losses) on derivative instruments and foreign exchange:
Credit derivatives	6.6	1.9	—	8.5
Ineffectiveness on hedges	—	(10.5)	—	(10.5)
Economic hedges	—	(1.1)	—	(1.1)

Total revenues	75.5	(16.5)	—	59.0
Expenses (1)	—	—	(1.2)	(1.2)

Income (loss) before income taxes	75.5	(16.5)	(1.2)	57.8
Tax (provision) benefit	(26.4)	5.8	0.4	(20.2)

Net income (loss) before discontinued operations	$49.1	$(10.7)	$(0.8)	37.6

Income (loss) from discontinued operations				(0.3)

Net income (loss)				$37.3

(1)	Includes premiums earned and fees in the insurance operations and interest income and expenses in the investment management services and corporate operations.

At December 31, 2006, the Company reported an accumulated unrealized gain of $0.9 million (net of tax) in other comprehensive income related to the fair value of the cash flow hedges compared to a $6.0 million accumulated unrealized gain (net of tax) at December 31, 2005. The change resulted from a $5.4 million after-tax unrealized gain in the fair value of the cash flow hedges and the transfer of $0.3 million of after-tax net expense to earnings as a result of scheduled interest payments and receipts on the cash flow hedges. At December 31, 2006, the maximum term of derivative instruments that hedge forecasted transactions was approximately 12 years.

The fair value of the Company’s derivative instruments is estimated using various valuation models that conform to industry standards. The Company utilizes both vendor-developed and proprietary models, based on the complexity of transactions. Dealer market quotes are typically obtained for regularly traded contracts and provide the best estimate of fair value. However, when reliable dealer market quotes are not available, the Company uses a variety of market and portfolio data relative to the type and structure of contracts. Several of the more significant types of data that influence the Company’s valuation models include interest rates, credit spreads, credit quality ratings and correlation assumptions. This data is obtained from highly recognized sources and is reviewed for reasonableness and applicability to the Company’s derivative portfolio.

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 6: Derivative Instruments (continued)

The use of market data requires management to make assumptions on how the fair value of derivative instruments is affected by current market conditions. Therefore, results can significantly differ between models and due to changes in management assumptions. The Company maintains an ongoing review of its valuation models and has instituted procedures for the approval and control of data inputs. In the years ended December 31, 2006, 2005 and 2004, there were no significant changes to the valuation process.

Note 7: Collateralized Transactions

The Company enters into securities borrowing and lending contracts in connection with MBIA’s collateralized investment agreement and repurchase agreement activities and to invest short-term cash balances or provide liquidity to the Company’s asset/liability programs. Such contracts are only transacted with high quality dealer firms. It is the Company’s policy to take possession of securities borrowed under these contracts. The Company minimizes the credit risk of counterparties to transactions that might be unable to fulfill their contractual obligations by monitoring customer credit exposure and collateral value and requiring additional collateral to be deposited with the Company when deemed necessary.

The Company routinely pledges securities it owns in accordance with the terms of its collateralized transactions. Securities pledged in connection with investment agreement activities may not be repledged by the investment agreement counterparty. Securities pledged as part of securities borrowing and lending contracts may be repledged or rehypothecated by the counterparty of the contract or by MBIA. At December 31, 2006 and 2005, the fair values of financial assets pledged as collateral under securities borrowing contracts in which the counterparties have the right to repledge or rehypothecate the securities were $176 million and $729 million, respectively.

The Company may receive or pledge collateral in connection with certain derivative contracts when the current market value of such contracts exceeds exposure thresholds. See “Note 6: Derivative Instruments” for a further discussion on collateralized derivative transactions.

Note 8: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. As of December 31, 2006, 2005 and 2004 there were 1,716,828, 2,837,793 and 2,294,297 stock options, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

	Years ended December 31
In thousands except per share amounts	2006	2005	2004
Income from continuing operations, net of tax	$813,183	$712,998	$839,306
Income (loss) from discontinued operations, net of tax	6,105	(2,012)	3,740

Net income	$819,288	$710,986	$843,046

Basic weighted-average shares	132,794,334	134,098,392	141,861,225
Effect of common stock equivalents:
Stock options	1,892,111	1,592,162	1,716,273
Restricted stock and units	2,008,353	1,530,177	1,222,015

Diluted weighted-average shares	136,694,798	137,220,731	144,799,513

Basic EPS:
Income from continuing operations	$6.12	$5.32	$5.92
Income (loss) from discontinued operations	0.05	(0.02)	0.03

Net income (1)	$6.17	$5.30	$5.94

Diluted EPS:
Income from continuing operations	$5.95	$5.20	$5.80
Income (loss) from discontinued operations	0.04	(0.01)	0.03

Net income (1)	$5.99	$5.18	$5.82

(1)	May not add due to rounding.

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 9: Statutory Accounting Practices

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

•	derivative assets and liabilities exclude insurance guarantees, while under GAAP, guarantees that do not qualify for the financial guarantee scope exception under SFAS 133 are recorded at fair value;
•	certain assets designated as “non-admitted assets” are charged directly against surplus but are reflected as assets under GAAP; and
•	salvage and subrogation receivables are netted against loss and LAE reserves. Under GAAP, these receivables are reported as assets.

Consolidated net income of MBIA Corp. determined in accordance with statutory accounting practices for the years ended December 31, 2006, 2005 and 2004 was $668.6 million, $633.0 million and $768.5 million, respectively.

The following is a reconciliation of consolidated shareholders’ equity presented on a GAAP basis for the Company and its consolidated subsidiaries to statutory capital and surplus for MBIA Corp. and its subsidiaries:

	As of December 31
In thousands	2006	2005
Company’s GAAP shareholders’ equity	$7,204,254	$6,591,644
Non-insurance entities assets and liabilities, net	(145,862)	488,256
Premium revenue recognition	(740,749)	(730,541)
Deferral of acquisition costs	(449,556)	(427,111)
Investments, including unrealized gains / losses	(434,711)	(445,265)
Contingency reserve	(2,478,064)	(2,768,992)
Unallocated loss and LAE reserves	213,319	208,612
Deferred income tax liabilities, net	427,071	513,124
Tax and loss bonds	577,193	455,824
Goodwill	(76,938)	(76,938)
Derivative assets and liabilities	(3,766)	(8,289)
Non-admitted assets and other items	(11,559)	75

Statutory capital and surplus	$4,080,632	$3,800,399

The NYSID recognizes only statutory accounting practices prescribed or permitted by the State of New York and the NYSID has adopted the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual as a component of the NYSID’s prescribed or permitted practices.

The NYSID does not allow goodwill to be an admitted asset, while the NAIC requires goodwill recognition. At December 31, 2006 and 2005, MBIA Corp. reduced admitted assets by $76.9 million related to goodwill. The NYSID prescribes discounting of case basis loss reserves. Incurred losses and LAE include amounts discounted at 5.1% and 5.0% for 2006 and 2005, respectively. The

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 9: Statutory Accounting Practices (continued)

discount for 2006 was $21.3 million and for 2005 was $28.1 million. NYSID prescribed procedure enables MBIA Corp. to account for Channel Reinsurance Ltd. (“Channel Re”), a triple-A rated financial guarantee reinsurance company in which MBIA Corp. holds a 17.4% ownership interest, as other investments rather than as an affiliate. The NYSID prescribed the treatment of estimated lease receipts related to an MBIA paid loss as a non-admitted asset, while the NAIC would require these anticipated receipts to offset loss reserves. As of December 31, 2006 and 2005, MBIA Corp. reduced admitted assets by $19.6 million and $22.2 million, respectively, related to these estimated lease receipts.

Note 10: Premiums Earned from Refunded, Called and Terminated Insured Obligations

When an MBIA-insured obligation is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time since there is no longer risk to the Company. Additionally, the Company may receive premiums upon the early termination of installment-based policies, which are earned when received. Premiums earned, after reinsurance, include $161.5 million, $140.5 million and $143.4 million for 2006, 2005 and 2004, respectively, related to refunded, called and terminated MBIA-insured obligations.

Note 11: Investments

The Company’s investment objective is to optimize long-term, after-tax returns while emphasizing the preservation of capital by maintaining high quality investments with adequate liquidity. The Company’s investment policies limit the amount of credit exposure to any one issuer. The fixed-maturity portfolio consists of high quality (average rating Aa) taxable and tax-exempt investments of diversified maturities. Other investments primarily comprise equity investments, including those accounted for under the equity method in accordance with APB 18 and highly rated perpetual securities that bear interest and are callable by the issuer.

The following tables present the amortized cost and fair value of the available-for-sale fixed-maturity, short-term and other investments included in the consolidated investment portfolio of the Company as of December 31, 2006 and 2005:

	As of December 31, 2006
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturity investments:
Taxable bonds:
United States Treasury and government agency	$743,427	$12,732	$(5,592)	$750,567
Foreign governments	635,187	14,185	(6,349)	643,023
Corporate obligations	14,137,741	337,932	(104,625)	14,371,048
Mortgage-backed	3,830,281	13,294	(28,274)	3,815,301
Asset-backed	5,840,841	10,221	(5,648)	5,845,414

Total	25,187,477	388,364	(150,488)	25,425,353
Tax-exempt bonds:
State and municipal	5,276,663	191,989	(1,858)	5,466,794

Total fixed-maturity investments	30,464,140	580,353	(152,346)	30,892,147
Equity investments	844,396	15,014	(14,439)	844,971

Total available-for-sale investments	$31,308,536	$595,367	$(166,785)	$31,737,118

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 11: Investments (continued)

	As of December 31, 2005
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturity investments:
Taxable bonds:
United States Treasury and government agency	$607,803	$17,501	$(5,233)	$620,071
Foreign governments	406,496	11,392	(1,083)	416,805
Corporate obligations	10,820,558	411,014	(66,029)	11,165,543
Mortgage-backed	2,750,435	10,233	(34,175)	2,726,493
Asset-backed	4,767,791	15,095	(11,082)	4,771,804

Total	19,353,083	465,235	(117,602)	19,700,716
Tax-exempt bonds:
State and municipal	5,346,577	215,389	(7,169)	5,554,797

Total fixed-maturity investments	24,699,660	680,624	(124,771)	25,255,513
Equity investments	935,919	40,738	(10,773)	965,884

Total available-for-sale investments	$25,635,579	$721,362	$(135,544)	$26,221,397

Fixed-maturity investments carried at fair value of $13.0 million and $12.9 million as of December 31, 2006 and 2005, respectively, were on deposit with various regulatory authorities to comply with insurance laws.

A portion of the obligations under investment agreements require the Company to pledge securities as collateral. As of December 31, 2006 and 2005, the fair value of securities pledged as collateral with respect to these obligations approximated $5.6 billion and $4.6 billion, respectively.

The following table presents the distribution by contractual maturity of available-for-sale fixed-maturity and short-term investments at amortized cost and fair value at December 31, 2006. Contractual maturity may differ from expected maturity because borrowers may have the right to call or prepay obligations.

In thousands	Amortized Cost	Fair Value
Due in one year or less	$2,828,938	$2,828,950
Due after one year through five years	5,020,763	5,051,065
Due after five years through ten years	5,109,530	5,186,736
Due after ten years through fifteen years	2,019,356	2,131,196
Due after fifteen years	5,738,069	5,958,680
Mortgage-backed	4,185,416	4,168,878
Asset-backed	5,562,068	5,566,642

Total fixed-maturity and short-term investments	$30,464,140	$30,892,147

Investments that are held-to-maturity are reported on the Company’s balance sheet at amortized cost. These investments, which relate to the Company’s Conduit program and consolidated VIEs, primarily consist of asset-backed securities and loans issued by major national and international corporations and other structured finance clients. As of December 31, 2006, the amortized cost and fair value of held-to-maturity investments totaled $5.5 billion. There were no unrecognized gross gains and unrecognized gross losses were $27.1 million. As of December 31, 2005, the amortized cost and fair value of held-to-maturity investments totaled $5.8 billion. Unrecognized gross gains were $0.9 million and unrecognized gross losses were $31.8 million. The following table presents the distribution of held-to-maturity investments by contractual maturity at amortized cost and fair value at December 31, 2006.

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 11: Investments (continued)

In thousands	Amortized Cost	Fair Value
Due in one year or less	$97,330	$96,018
Due after one year through five years	3,539	3,539
Due after five years through ten years	1,178	1,178
Due after ten years through fifteen years	—	—
Due after fifteen years	1,100,000	1,100,000
Mortgage-backed	300,591	300,591
Asset-backed	4,039,146	4,013,322

Total held-to-maturity investments	$5,541,784	$5,514,648

Included in the preceding tables are investments that have been insured by MBIA Corp. (“MBIA Insured Investments”). These investments are rated triple-A by nationally recognized rating agencies as a result of MBIA’s financial guarantee. At December 31, 2006, MBIA Insured Investments, at fair value, represented $6.8 billion or 18% of the total portfolio, of which $3.8 billion or 10% relate to Conduit investments. Without giving effect to the MBIA guarantee of the MBIA Insured Investments, the underlying ratings (those given to an investment without the benefit of MBIA’s guarantee) of the MBIA Insured Investments as of December 31, 2006 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating service, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Underlying Ratings Scale In thousands	Insurance Portfolio	Investment Management Services Portfolio	Investments Held-to- Maturity	Total
Aaa	$215,108	$357,357	$742,737	$1,315,202
Aa	69,767	164,028	456,570	690,365
A	248,095	892,380	1,592,379	2,732,854
Baa	169,043	697,006	995,488	1,861,537
Below investment grade	105,516	50,817	—	156,333

Total	$807,529	$2,161,588	$3,787,174	$6,756,291

It is MBIA’s policy to obtain an underlying rating from both Moody’s and S&P for each new Conduit transaction prior to the execution of such transactions. All transactions currently funded in the Conduits had an underlying rating of investment grade by Moody’s and S&P prior to funding. The weighted-average underlying rating for transactions currently funded in the Conduits was A by S&P and A1 by Moody’s at the time such transactions were funded. MBIA estimates that the weighted-average underlying rating of all outstanding Conduit transactions was A+ by S&P and A1 by Moody’s as of December 31, 2006.

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 11: Investments (continued)

The following tables present the gross unrealized losses included in accumulated other comprehensive income as of December 31, 2006 and 2005 related to available-for-sale fixed-maturity and equity investments. The tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	As of December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
In thousands Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
United States Treasury and government agency	$177,338	$(1,065)	$201,559	$(4,527)	$378,897	$(5,592)
Foreign governments	328, 116	(4,547)	71,308	(1,802)	399,424	(6,349)
Corporate obligations	2,272,212	(27,053)	2,563,854	(77,572)	4,836,066	(104,625)
Mortgage-backed	949,728	(1,976)	1,218,324	(26,298)	2,168,052	(28,274)
Asset-backed	1,206,402	(2,725)	473,392	(2,923)	1,679,794	(5,648)

Total	4,933,796	(37,366)	4,528,437	(113,122)	9,462,233	(150,488)
Tax exempt bonds:
State and municipal	161,857	(558)	178,844	(1,300)	340,701	(1,858)

Total fixed-maturity investments	5,095,653	(37,924)	4,707,281	(114,422)	9,802,934	(152,346)
Equity investments	110,074	(1,025)	462,787	(13,414)	572,861	(14,439)

Total	$5,205,727	$(38,949)	$5,170,068	$(127,836)	$10,375,795	$(166,785)

	As of December 31, 2005
	Less than 12 Months		12 Months or Longer		Total
In thousands Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
United States Treasury and government agency	$297,807	$(4,340)	$42,795	$(893)	$340,602	$(5,233)
Foreign governments	52,280	(1,083)	—	—	52,280	(1,083)
Corporate obligations	2,913,454	(50,569)	661,859	(15,460)	3,575,313	(66,029)
Mortgage-backed	1,317,054	(18,609)	651,851	(15,566)	1,968,905	(34,175)
Asset-backed	1,199,904	(6,548)	387,991	(4,534)	1,587,895	(11,082)

Total	5,780,499	(81,149)	1,744,496	(36,453)	7,524,995	(117,602)
Tax exempt bonds:
State and municipal	889,455	(6,646)	24,698	(523)	914,153	(7,169)

Total fixed-maturity investments	6,669,954	(87,795)	1,769,194	(36,976)	8,439,148	(124,771)
Equity investments	491,290	(9,255)	50,529	(1,518)	541,819	(10,773)

Total	$7,161,244	$(97,050)	$1,819,723	$(38,494)	$8,980,967	$(135,544)

The following tables present the gross unrealized losses of held-to-maturity investments as of December 31, 2006 and 2005. Held-to-maturity investments are reported at amortized cost on the Company’s balance sheet. The table segregates investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 11: Investments (continued)

	As of December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
In thousands Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage and other asset-backed securities	$—	$—	$1,496,664	$(25,699)	$1,496,664	$(25,699)

	As of December 31, 2005
	Less than 12 Months		12 Months or Longer		Total
In thousands Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage and other asset-backed securities	$1,161,205	$(6,811)	$1,408,395	$(24,974)	$2,569,600	$(31,785)

As of December 31, 2006 and 2005, the Company’s available-for-sale fixed-maturity, equity and held-to-maturity investment portfolios’ gross unrealized losses totaled $192.5 million and $167.3 million, respectively. The weighted-average contractual maturity of securities in an unrealized loss position as of December 31, 2006 and 2005 was 13 years and 11 years, respectively. As of December 31, 2006, there were 543 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $153.5 million. Of the 543 securities, 32 securities had unrealized losses in which their book value exceeded market value by more than 5%. As of December 31, 2005, there were 244 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $63.5 million. Of the 244 securities, 2 securities had unrealized losses in which their book value exceeded market value by more than 5%.

MBIA has evaluated whether the unrealized losses in its investment portfolios were other than temporary considering the circumstances that gave rise to the unrealized losses, along with MBIA’s ability and intent to hold these securities to maturity or until such time as to recover an amount equal to their amortized cost. Based on its evaluation, the Company did not consider any of the unrealized losses to be other than temporary. MBIA determined that the unrealized losses on these securities were temporary in nature because there was no deterioration of credit quality spreads or a downgrade to below investment grade by at least one rating agency. Additionally, the Company has both the ability and intent to hold these securities until their fair value recovers to an amount at least equal to amortized cost or to maturity. If circumstances change, such as unexpected credit-related actions of an issuer of a security, the general interest rate environment or liquidity events, among others, MBIA will reevaluate its intent to hold a security and determine whether an impairment loss should be realized in current net income. See “Note 12: Investment Income and Gains and Losses” for information on realized losses due to other-than-temporary impairments.

Note 12: Investment Income and Gains And Losses

The following table includes total investment income from all operations. Net realized gains (losses) from fixed-maturity investment security sales are generated as a result of the ongoing management of the Company’s investment portfolios. Other investment net realized gains of $24 million in 2006 were primarily due to the sale of a common stock investment in RAM Holdings, Inc., the holding company of RAM Reinsurance Company, Ltd., which generated a realized gain of $11 million. Other investment net realized gains in 2005 of $11 million were primarily due to sales of perpetual securities. Other investment net realized gains in 2004 were largely due to the sale of a common stock investment the Company purchased in 2002, which resulted in a $77 million gain. Other net realized losses of $22 million in 2006 include a $25 million write-down of a salvage receivable. Other net realized losses of $25 million in 2005 include $16 million of impairment losses on receivables the Company recorded through salvage and subrogation rights it obtained as a result of claim payments it previously made on insured credits. Other net realized gains of $41 million in 2004 resulted from the termination of certain transactions that were accounted for as deposits. Additionally, in 2005 and 2004, the Company recognized net realized losses of $3 million and $11 million, respectively, due to other-than-temporary impairments of taxable fixed-maturity investments.

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 12: Investment Income and Gains And Losses (continued)

	Years ended December 31
In thousands	2006	2005	2004
Fixed-maturity	$1,381,788	$1,025,261	$801,600
Held-to-maturity	188,039	187,811	126,623
Short-term investments	69,827	43,560	21,040
Other investments	75,510	90,350	92,346

Gross investment income	1,715,164	1,346,982	1,041,609
Investment expenses	1,042,563	721,063	429,277

Net investment income	672,601	625,919	612,332

Net realized gains (losses):
Fixed-maturity
Gains	57,958	55,808	42,245
Losses	(44,527)	(44,467)	(56,170)

Net	13,431	11,341	(13,925)

Other investments
Gains	26,262	20,261	81,414
Losses	(2,195)	(9,177)	(3,881)

Net	24,067	11,084	77,533

Other
Gains	7,875	2,618	41,292
Losses	(29,935)	(27,913)	—

Net	(22,060)	(25,295)	41,292

Total net realized gains (losses)	15,438	(2,870)	104,900

Total investment income	$688,039	$623,049	$717,232

Net unrealized gains, including related deferred income taxes, reported in accumulated other comprehensive income within shareholders’ equity consisted of:

	As of December 31
In thousands	2006	2005
Fixed-maturity:
Gains	$529,343	$680,624
Losses	(152,346)	(124,771)

Net	376,997	555,853

Other investments:
Gains	31,868	57,770
Losses	(14,439)	(10,773)

Net	17,429	46,997

Total	394,426	602,850
Deferred income taxes	140,812	218,323

Unrealized gains, net	$253,614	$384,527

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 12: Investment Income and Gains And Losses (continued)

The change in net unrealized gains consisted of:

	Years ended December 31
In thousands	2006	2005	2004
Fixed-maturity	$(178,855)	$(280,588)	$4,006
Other investments	(29,569)	(57,278)	(77,827)

Total	(208,424)	(337,866)	(73,821)
Deferred income tax	(77,511)	(109,413)	(26,944)

Change in unrealized gains, net	$(130,913)	$(228,453)	$(46,877)

Note 13: Income Taxes

Income from operations before provision for income taxes consisted of:

	Years ended December 31
In thousands	2006	2005	2004
United States	$1,037,766	$954,478	$1,112,390
Non-United States	95,497	62,705	58,468

Income from continuing operations	1,133,263	1,017,183	1,170,858

Income (loss) from discontinued operations	9,684	(2,917)	1,063
Gain on sale of discontinued operations	44	—	4,722

Income before income taxes	$1,142,991	$1,014,266	$1,176,643

The Company files a consolidated tax return that includes all of its U.S. subsidiaries. Income taxes on income and shareholders’ equity consisted of:

	Years ended December 31
In thousands	2006	2005	2004
Current taxes:
Federal	$289,209	$232,133	$216,886
State	2,240	734	(106)
Foreign	58,219	16,010	1,865
Deferred taxes:
Federal	(5,749)	50,917	96,274
Foreign	(23,839)	4,391	16,633

Provision for income taxes from continuing operations	320,080	304,185	331,552

Taxes on income/(loss) from discontinued operations	3,608	(905)	501
Taxes on gain from sale of discontinued operations	15	—	1,544

Total income taxes charged to income	323,703	303,280	333,597

Income taxes charged (credited) to shareholders’ equity:
Unrealized (losses) gains on investment securities	(77,511)	(109,413)	(26,944)
Change in fair value of derivative instruments	8,433	26,862	4,055
Change in foreign currency translation	2,995	(133)	5,346
Exercise of stock options and vested restricted stock	(3,763)	(1,554)	(5,875)

Total income taxes credited to shareholders’ equity	(69,846)	(84,238)	(23,418)

Total effect of income taxes	$253,857	$219,042	$310,179

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 13: Income Taxes (continued)

The provision for income taxes gives effect to permanent differences between financial and taxable income. Accordingly, the Company’s effective income tax rate differs from the statutory rate on ordinary income. The reasons for the Company’s lower effective tax rates are as follows:

	Years Ended December 31
	2006	2005	2004
Income taxes computed on pre-tax financial income at statutory rates	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(6.7)	(7.2)	(5.8)
Non-deductible costs	—	2.3	—
Other	—	(0.2)	(0.8)

Provision for income taxes	28.3%	29.9%	28.4%

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

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2006 and 2005 are presented in the following table:

	As of December 31
In thousands	2006	2005
Deferred tax assets:
Tax and loss bonds	$575,443	$455,824
Loss and loss adjustment expense reserves	72,668	73,264
Compensation and employee benefits	62,925	63,228
Other	1,869	15,614

Total gross deferred tax assets	712,905	607,930

Deferred tax liabilities:
Contingency reserve	683,769	564,149
Deferred premium revenue	154,560	163,042
Deferred acquisition costs	157,344	149,489
Unrealized gains	172,798	238,881
Investments	20,623	61,905

Total gross deferred tax liabilities	1,189,094	1,177,466

Net deferred tax liability	$476,189	$569,536

The Company believes that its deferred tax assets will be fully recognized in future periods and, therefore, has not established a valuation allowance with respect to such assets.

As it is the Company’s practice and intent to permanently reinvest the earnings of MBIA Assurance, S.A., MBIA UK Insurance Limited and MBIA Euro Asset Acquisitions Ltd., no U.S. deferred income taxes have been provided with respect to the undistributed earnings of these entities. The cumulative amounts of such untaxed earnings were $206.1 million, $147.2 million and $106.5 million at December 31, 2006, 2005 and 2004, respectively.

Note 14: Business Segments

MBIA manages its activities primarily through two principal business operations: insurance and investment management services. The Company’s reportable segments within its business operations are determined based on the way management assesses the performance and resource requirements of such operations.

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 14: Business Segments (continued)

The insurance operations is a reportable segment and provides an unconditional and irrevocable guarantee of the payment of principal and interest on insured obligations when due. MBIA issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and pools of corporate and asset-backed bonds, both in the new issue and secondary markets. Additionally, MBIA insures credit default swaps on pools of collateral, which it considers part of its core financial guarantee business. This segment includes all activities related to global credit enhancement services provided principally by MBIA Corp.

The Company’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to funding assets for third-party clients and for investment purposes. The investment management services operations’ reportable segments consist of: asset/liability products, which include investment agreements and medium-term notes (“MTNs”) not related to the conduit program; advisory services, which consist of third-party and related-party fee-based asset management; and conduits.

The asset/liability products segment principally consists of the activities of MBIA Investment Management Corp. (“IMC”), MBIA Global Funding, LLC (“GFL”) and Euro Asset Acquisition Limited (“EAAL”). IMC, along with MBIA Inc., provides customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provides customized products for funds that are invested as part of asset-backed or structured product transactions. GFL raises funds through the issuance of MTNs with varying maturities, which are in turn guaranteed by MBIA Corp. GFL lends the proceeds of these MTN issuances to MBIA Inc. (“GFL Loans”). MBIA Inc. invests the proceeds of investment agreements and GFL Loans in eligible investments, which consist of investment grade securities with a minimum average double-A credit quality rating. MBIA Inc. primarily purchases domestic securities, which are pledged to MBIA Corp. as security for its guarantees on investment agreements and MTNs. Additionally, MBIA Inc. loans a portion of the proceeds from investment agreements and MTNs to EAAL. EAAL primarily purchases foreign assets as permitted under the Company’s investment guidelines.

The advisory services segment primarily consists of the operations of MBIA Municipal Investors Service Corporation (“MBIA-MISC”), MBIA Capital Management Corp. (“CMC”) and MBIA Asset Management UK (“AM-UK”). MBIA-MISC provides investment management programs, including pooled investments products and customized asset management services. In addition, MBIA-MISC provides portfolio accounting and reporting for state and local governments, including school districts. MBIA-MISC is a SEC-registered investment adviser. CMC provides fee-based asset management services to the Company, its affiliates and third-party institutional clients. CMC is a SEC-registered investment adviser and National Association of Securities Dealers member firm. AM-UK provides fee-based asset management services to the Company’s foreign insurance affiliates and EAAL, and to third-party institutional clients and investment structures. AM-UK is registered with the Financial Services Authority in the United Kingdom.

The Company’s conduit segment administers three multi-seller conduit financing vehicles through MBIA Asset Finance, LLC. The conduits provide funding for multiple customers through special purpose vehicles that issue primarily commercial paper and medium-term notes.

Prior to the third quarter of 2006, the Company’s municipal services segment included the operations of MBIA MuniServices Company and its wholly owned subsidiaries and Capital Asset. Beginning in the third quarter of 2006, the Company reported MBIA MuniServices Company and certain of its wholly owned subsidiaries (“MuniServices”) as a discontinued operation and no longer reported the municipal services operations as a separate reportable segment. In the fourth quarter of 2006, the Company completed the sale of the operations of both MuniServices and Capital Asset. The results of the municipal services operations have been excluded from MBIA’s segment reporting and, in accordance with SFAS 144, are reported as discontinued operations for all periods presented herein. See “Note 15: Discontinued Operations” for additional information related to the Company’s discontinued operations.

The Company’s corporate operations are a reportable segment and include revenues and expenses that arise from general corporate activities and that consist of net investment income, gains and losses from the sale of investment securities, interest expense on MBIA Inc. debt and general corporate expenses.

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 14: Business Segments (continued)

Reportable segment results are presented net of material intersegment transactions. The following table summarizes the Company’s operations for the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31, 2006
In thousands	Insurance	Investment Management Services	Corporate	Total
Revenues (1)	$1,467,204	$1,201,658	$13,462	$2,682,324
Net realized gains (losses)	5,615	6,060	3,763	15,438
Net gains (losses) on derivative instruments and foreign exchange	904	13,162	428	14,494

Total revenues	1,473,723	1,220,880	17,653	2,712,256
Interest expense	76,490	1,024,903	80,685	1,182,078
Operating expenses	302,764	75,537	18,614	396,915

Total expenses	379,254	1,100,440	99,299	1,578,993

Income (loss) from continuing operations before taxes	$1,094,469	$120,440	$(81,646)	$1,133,263

Identifiable assets (2)	$13,118,788	$25,668,713	$975,529	$39,763,030

	Year ended December 31, 2005
In thousands	Insurance	Investment Management Services	Corporate	Total
Revenues (1)	$1,385,288	$866,154	$16,646	$2,268,088
Net realized gains (losses)	(3,265)	1,384	(989)	(2,870)
Net gains (losses) on derivative instruments and foreign exchange	(4,436)	42,558	—	38,122

Total revenues	1,377,587	910,096	15,657	2,303,340
Interest expense	26,109	705,340	90,999	822,448
Operating expenses	292,015	74,194	97,500	463,709

Total expenses	318,124	779,534	188,499	1,286,157

Income (loss) from continuing operations before taxes	$1,059,463	$130,562	$(172,842)	$1,017,183

Identifiable assets (2)	$13,073,094	$21,143,754	$316,463	$34,533,311

	Year ended December 31, 2004
In thousands	Insurance	Investment Management Services	Corporate	Total
Revenues (1)	$1,392,740	$551,926	$8,446	$1,953,112
Net realized gains (losses)	109,487	(4,120)	(467)	104,900
Net gains (losses) on derivative instruments and foreign exchange	6,627	(9,670)	—	(3,043)

Total revenues	1,508,854	538,136	7,979	2,054,969
Interest expense	33,866	413,615	74,651	522,132
Operating expenses	267,337	76,912	17,730	361,979

Total expenses	301,203	490,527	92,381	884,111

Income (loss) from continuing operations before taxes	$1,207,651	$47,609	$(84,402)	$1,170,858

Identifiable assets (2)	$12,429,598	$20,146,474	$414,413	$32,990,485

(1)	Represents the sum of net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2)

At December 31, 2006, there were no assets associated with the Company’s discontinued operations. At December 31, 2005 and 2004, identifiable assets exclude $28.1 million and $45.8 million related to the Company’s discontinued operations.

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 14: Business Segments (continued)

The following table summarizes the segments within the investment management services operations for the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31, 2006
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$956,907	$64,176	$211,123	$(30,548)	$1,201,658
Net realized gains (losses)	6,050	10	—	—	6,060
Net gains (losses) on derivative instruments and foreign exchange	17,887	(187)	(4,538)	—	13,162

Total revenues	980,844	63,999	206,585	(30,548)	1,220,880
Interest expense	843,832	—	190,480	(9,409)	1,024,903
Operating expenses	44,619	42,026	9,093	(20,201)	75,537

Total expenses	888,451	42,026	199,573	(29,610)	1,100,440

Income (loss) from continuing operations before taxes	$92,393	$21,973	$7,012	$(938)	$120,440

Identifiable assets	$21,618,167	$46,949	$4,296,061	$(292,464)	$25,668,713

	Year ended December 31, 2005
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$622,722	$56,760	$203,323	$(16,651)	$866,154
Net realized gains (losses)	1,383	1	—	—	1,384
Net gains (losses) on derivative instruments and foreign exchange	20,606	(16)	21,968	—	42,558

Total revenues	644,711	56,745	225,291	(16,651)	910,096
Interest expense	527,471	835	177,034	—	705,340
Operating expenses	38,753	36,315	15,632	(16,506)	74,194

Total expenses	566,224	37,150	192,666	(16,506)	779,534

Income (loss) from continuing operations before taxes	$78,487	$19,595	$32,625	$(145)	$130,562

Identifiable assets	$16,782,346	$62,633	$4,645,771	$(346,996)	$21,143,754

	Year ended December 31, 2004
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$405,466	$51,013	$110,080	$(14,633)	$551,926
Net realized gains (losses)	(3,750)	(370)	—	—	(4,120)
Net gains (losses) on derivative instruments and foreign exchange	(8,219)	(8)	(1,443)	—	(9,670)

Total revenues	393,497	50,635	108,637	(14,633)	538,136
Interest expense	329,790	—	83,825	—	413,615
Operating expenses	37,530	34,466	18,704	(13,788)	76,912

Total expenses	367,320	34,466	102,529	(13,788)	490,527

Income (loss) from continuing operations before taxes	$26,177	$16,169	$6,108	$(845)	$47,609

Identifiable assets	$13,428,870	$53,822	$7,024,024	$(360,242)	$20,146,474

(1)	Represents the sum of interest income, investment management services fees and other fees.

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 14: Business Segments (continued)

A significant portion of premiums reported within the insurance segment is generated outside the U. S. The following table summarizes net premiums earned by geographic location of risk for years ended December 31, 2006, 2005 and 2004.

	Years ended December 31
In millions	2006	2005	2004
Total premiums earned:
United States	$611	$620	$637
Non-United States	225	223	213

Total	$836	$843	$850

Note 15: Discontinued Operations

In December 2006, MBIA completed the sale of Capital Asset, a servicer of delinquent tax liens, to a third party company that is engaged in tax lien servicing and collection and that had been overseeing the servicing operations of Capital Asset since July 2006. The sale of Capital Asset also included three VIEs established in connection with the securitization of Capital Asset tax liens, which were consolidated within the Company’s insurance operations in accordance with FIN 46(R). The sale of Capital Asset and the related VIEs resulted in an after-tax loss of $0.6 million.

In the third quarter of 2006, MBIA finalized a plan to sell MuniServices to an investor group led by the management of MuniServices. MuniServices provides revenue enhancement services and products to public-sector clients nationwide consisting of discovery, audit, collections/recovery and information services. The sale of MuniServices was completed in December 2006 and resulted in an after-tax gain of $0.6 million.

The plan to exit the businesses described above resulted from the Company’s decision that such activities no longer fit within the Company’s overall business objectives.

In May 2004, the Company completed the sale of the assets of 1838, a full service equity-focused asset management firm, to the management of 1838 together with an investor group led by Orca Bay Partners. The sale of 1838 resulted from the Company’s decision to exit the equity advisory market and focus on fixed-income asset management. 1838 comprised the equity advisory services segment of the Company’s investment management services operations. The Company recorded an after-tax gain of $3.2 million on the sale of the assets of 1838.

In accordance with SFAS 144, MuniServices, Capital Asset and the related VIEs, and 1838 have been reported as discontinued operations in the Company’s consolidated financial statements. Income and loss from discontinued operations, net of tax, for the years ended December 31, 2006, 2005 and 2004 was income of $6.1 million, a loss of $2.0 million and income of $0.6 million, respectively. The following table presents the amounts included in income/ (loss) from discontinued operations before income taxes:

	Years ended December 31
In thousands	2006	2005	2004
Revenues	$28,643	$22,480	$32,655
Expenses	18,959	25,397	31,592

Income/(loss) before income taxes	$9,684	$(2,917)	$1,063

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 15: Discontinued Operations (continued)

The following table presents the major classes of asset and liabilities related to discontinued operations that have been included in “Other assets” and “Other liabilities” on the Company’s consolidated balance sheet at December 31, 2005:

In thousands	December 31, 2005
Short-term investments	$4,584
Other investments	227
Cash and cash equivalents	11,336
Accounts receivable, net	5,490
Property and equipment (net of accumulated depreciation of $4,890)	1,512
Other assets	4,934

Total assets of discontinued operations	$28,083

Accrued expenses payable	$12,058
Derivative liabilities	50
Long-term debt	4,550

Total liabilities of discontinued operations	$16,658

Note 16: Insurance Dividends and Capital Requirements

New York State insurance law regulates the payment of dividends by financial guarantee insurance companies and provides that such companies may not declare or distribute dividends except out of statutory earned surplus. Under New York State insurance law, the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as shown by the most recent statutory financial statement on file with the NYSID, or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent of Insurance approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings.

In 2006 and 2005, MBIA Corp. declared and paid dividends of $339 million and $95 million, respectively, to MBIA Inc. without the need for special approval by the NYSID. In the fourth quarter of 2006, MBIA Corp. received approval from the NYSID to pay a total dividend of $500 million, which MBIA Corp. declared and paid to MBIA Inc. in December 2006.

The NYSID and certain other statutory insurance regulatory authorities in and outside the U.S., and the agencies that rate the bonds insured by MBIA Corp. and its subsidiaries, have various requirements relating to the maintenance of certain minimum ratios of statutory capital and reserves to net insurance in force. MBIA Corp. and its subsidiaries were in compliance with these requirements as of December 31, 2006 and 2005.

Note 17: Stock Repurchases

In July 2004, the Company received authorization from its Board of Directors to repurchase 1 million of common stock under a share repurchase program. On August 5, 2004, the Company’s Board of Directors authorized the repurchase of an additional 14 million shares of common stock in connection with this program. As of December 31, 2006, the Company had repurchased a total of 10 million shares under the program at an average price of $57.25 per share. During 2006, the Company did not repurchase any shares under this share repurchase program.

In February 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. The Company’s ability to repurchase common stock is largely dependent on the amount of dividends paid by MBIA Corp. to MBIA Inc. Repurchases of common stock will be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. Share repurchases increase the Company’s treasury stock. Treasury stock is carried at cost and is a component of stockholders’ equity.

During 2006, 959,381 shares were purchased by the Company for settling awards under the Company’s long-term incentive plans.

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 18: Short-Term Debt, Long-Term Debt and Other Borrowing Arrangements

The Company’s short-term debt consists of floating rate certificates issued as part of Tender Option Bond (“TOB”) trades. A TOB trade is a repackaging of municipal bonds, effectively providing MBIA with leveraged securitized financing of long-term bonds at short-term tax-exempt rates. At December 31, 2006 and 2005, floating rate certificates related to the TOB trades included in short-term debt totaled $40.9 million and $58.7 million, respectively. The aggregate weighted-average interest rate as of December 31, 2006 and 2005 was 3.94% and 3.55%, respectively. Assets supporting these certificates are included in the Company’s available-for-sale fixed-maturity investment portfolio.

The Company’s long-term debt consists of notes and debentures as follows:

	As of December 31
In thousands	2006	2005
7.560% Notes due 2010	$143,360	$132,782
9.375% Notes due 2011	100,000	100,000
6.400% Senior Notes due 2022 (1)	298,244	299,391
7.000% Debentures due 2025	75,000	75,000
7.150% Debentures due 2027	100,000	100,000
6.625% Debentures due 2028	150,000	150,000
5.700% Senior Notes due 2034 (2)	350,000	350,000

	1,216,604	1,207,173
Less unamortized discount	1,673	1,767
Plus unamortized premium	358	449

Total	$1,215,289	$1,205,855

(1)	Callable on or after August 15, 2006 at 100.00.

(2)	Callable at any time at the greater of 100.00 or the present value of the remaining scheduled payments of principal and interest.

The Company’s long-term debt is subject to certain restrictive covenants, none of which significantly restrict the Company’s operating activities or dividend-paying ability. At December 31, 2006 and December 31, 2005, the Company was in compliance with all debt covenants.

In December 2006, the Company redeemed the outstanding balance of the 5.180% notes due 2008 in connection with the sale of Capital Asset. These notes were issued by a consolidated subsidiary of Capital Asset Holdings GP, Inc. At December 31, 2005, the outstanding balance of these notes totaled $4.6 million and is reported within “Other liabilities” on the Company’s consolidated balance sheet in connection with its accounting for discontinued operations.

In December 2000, MBIA issued Swiss franc notes due June 2010 bearing interest at 4.5%. In connection with these notes, MBIA entered into a swap transaction that met the criteria for cash flow hedge accounting. The swap transaction converts the interest rate from a fixed Swiss franc debt rate of 4.5% to a fixed U.S. dollar rate of 7.56% and converts the Swiss franc principal amount due at maturity to a fixed U.S. dollar amount of approximately $99.3 million.

The aggregate maturity of long-term debt obligations, excluding accrued interest and premiums or discounts, as of December 31, 2006 for each of the next five years and thereafter commencing in 2007 was:

In thousands	2007	2008	2009	2010	2011	After 2011	Total
Long-term debt obligations due	$—	$—	$—	$143,360	$100,000	$973,244	$1,216,604

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

MBIA Corp. has access to $400 million of Money Market Committed Preferred Custodial Trust securities (“CPCT securities”) issued by eight trusts, which were created for the primary purpose of issuing CPCT securities and investing the proceeds in high

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 18: Short-Term Debt, Long-Term Debt and Other Borrowing Arrangements (continued)

quality commercial paper or short-term U.S. Government obligations. MBIA Corp. has a put option to sell to the trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the trusts will transfer the proceeds to MBIA Corp. in exchange for the preferred stock. The trusts will hold the preferred stock and distribute the preferred dividends to the holders of the CPCT securities. MBIA Corp. has the right to redeem the preferred stock, and then put the preferred stock back to the trusts again, indefinitely. Any preferred stock issued by MBIA Corp. would be non-cumulative unless MBIA Corp. pays dividends on its common stock, during which time the dividends on its preferred stock would be cumulative. Preferred stockholders would have rights that are subordinated to insurance claims, as well as to general unsecured creditors, but senior to any common stockholders of MBIA Corp.

The trusts are vehicles for providing capital support to MBIA Corp. by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put options. S&P and Moody’s rate the trusts AA and Aa2, respectively. To date, MBIA Corp. has not exercised its put options under any of these arrangements.

At December 31, 2006, MBIA maintained a revolving credit facility totaling $500 million with a group of highly rated global banks. During the second quarter of 2006, the Company negotiated more favorable terms of the facility, including an extension of the maturity from April 2010 to May 2011. The facility contains certain covenants including, among others, that the consolidated net worth of MBIA Inc. and MBIA Corp. will not fall below $2.8 billion and that the ratio of consolidated debt to equity for MBIA Inc. and MBIA Corp. will not exceed 30%, at any time. During 2006, there were no balances outstanding under the facility.

The Company has $19.8 million of outstanding letters of credit for MBIA-MISC that are intended to support the net asset value of certain investment pools managed by MBIA-MISC. These letters of credit can be drawn upon in the event that the liquidation of such assets is required and the proceeds are less than the cost. In addition, the Company has issued commitments to three pooled investment programs managed or administered by MBIA-MISC and its subsidiary. These commitments cover losses in such programs should the net asset values per share decline below specified per share values. At December 31, 2006, the maximum amount of future payments that the Company would be required to make under these commitments was $3.7 billion. These commitments shall be in effect so long as MBIA-MISC and its subsidiary remain as manager or administrator and each program remains in compliance with its respective investment objectives and policies.

Note 19: Investment Agreement, Commercial Paper and Medium-Term Note Obligations

Obligations under investment agreement contracts are recorded as liabilities on the Company’s consolidated balance sheet based upon proceeds received plus unpaid accrued interest at the balance sheet date. Upon the occurrence of certain contractually agreed-upon events, some of these funds may be withdrawn prior to their expected withdrawal dates by the investor. Investment agreements have been issued with either fixed or floating interest rates and in U.S. dollars and foreign currencies. As of December 31, 2006, the annual interest rates on these agreements ranged from 1.07% to 7.93% and the weighted-average interest rate was 4.69%. As of December 31, 2005, the annual interest rates on these agreements ranged from 0.61% to 7.93% and the weighted-average interest rate was 4.11%. Principal payments due under these investment agreements in each of the next five years ending December 31 and thereafter, based upon expected withdrawal dates, are as follows:

In thousands	Principal Amount (1)
Expected withdrawal date:
2007	$3,067,489
2008	1,376,610
2009	1,110,492
2010	1,349,473
2011	732,918
Thereafter	5,487,298

Total	$13,124,280

(1)	Foreign currency denominated investment agreements are presented in U.S. dollars. Amounts reflect principal due at maturity for investment agreements issued at a discount.

IMC also provides agreements obligating it to purchase designated securities in a bond reserve fund at par value upon the occurrence of certain contractually agreed-upon events. The opportunities and risks in these agreements are analogous to those of investment agreements. The total par value of securities subject to these agreements was $19.1 million at December 31, 2006.

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 19: Investment Agreement, Commercial Paper and Medium-Term Note Obligations (continued)

Under private placement offerings, Triple-A issues commercial paper with maturities of up to 270 days. Outstanding commercial paper obligations, net of unamortized discount, at December 31, 2006 were $746 million and at December 31, 2005 were $860 million. As of December 31, 2006, commercial paper outstanding had original issue maturities ranging from January 2, 2007 to February 5, 2007, interest rates ranging from 5.33% to 5.41% and a weighted-average interest rate of 5.36%. As of December 31, 2005, commercial paper outstanding had original issue maturities ranging from January 3, 2006 to March 22, 2006, interest rates ranging from 4.21% to 4.52% and a weighted-average interest rate of 4.35%. Triple-A enters into 364-day or shorter term credit facilities with multiple independent third-party credit support providers as a source of liquidity in the event of a commercial paper market disruption.

Medium-term note obligations are recorded as liabilities on the Company’s balance sheet based upon proceeds received, net of unamortized discounts and premiums, plus unpaid accrued interest at the balance sheet date. Medium-term notes are issued by GFL as part of MBIA’s asset/liability products and by Meridian and Polaris as part of MBIA’s conduit program. Medium-term notes have been issued with either fixed or floating interest rates and GFL has issued medium-term notes in U.S. dollars and foreign currencies. As of December 31, 2006, the annual interest rates of the medium-term notes ranged from 3.10% to 6.40% and the weighted-average interest rate was 5.09%. As of December 31, 2005, the annual interest rates of the medium-term notes ranged from 2.80% to 5.89% and the weighted-average interest rate was 5.24%. Principal payments due under medium-term note obligations based on their contractual maturity dates are as follows:

In thousands	Principal Amount (1)
Maturity date:
2007	$3,466,452
2008	3,178,961
2009	474,155
2010	597,371
2011	162,899
Thereafter	4,268,521

Total	$12,148,359

(1)	Foreign currency denominated medium-term notes are presented in U.S. dollars. Amounts reflect the principal due at maturity for notes issued at a discount or premium.

Note 20: Net Insurance in Force

MBIA Corp. guarantees the payment of principal of, and interest or other amounts owing on, municipal, asset-/mortgage-backed and other non-municipal securities. MBIA Corp.’s ultimate exposure to credit loss in the event of nonperformance by the insured is represented by the net insurance in force in the tables that follow.

The insurance policies issued by MBIA Corp. are unconditional and irrevocable commitments to guarantee payment on insured obligations to holders of the insured obligations. The creditworthiness of each insured issue is evaluated prior to the issuance of insurance, and each insured issue must comply with MBIA Corp.’s underwriting guidelines. Further, the payments to be made by the issuer on the bonds or notes may be backed by a pledge of revenues, reserve funds, letters of credit, investment contracts or collateral in the form of mortgages or other assets. The right to such funds or collateral would typically become MBIA Corp.’s upon the payment of a claim by MBIA Corp.

MBIA Corp. maintains underwriting guidelines based on those aspects of credit quality that it deems important for each category of obligation considered for insurance. For global public finance transactions these include economic and social trends, debt and financial management, adequacy of anticipated cash flow, satisfactory legal structure and other security provisions, viable tax and economic bases, adequacy of loss coverage and project feasibility. For global structured finance transactions, MBIA Corp.’s underwriting guidelines, analysis and due diligence focus on counterparty credit and operational quality. MBIA also analyzes the quality of asset pools, as well as their historical and projected performance. The strength of a structure, including legal segregation of the assets, cash flow analysis, the size and source of first loss protection, asset performance triggers and financial covenants are also reviewed. Such guidelines are subject to periodic review by senior risk committees, which is responsible for establishing the criteria for the Company’s underwriting standards as well as maintaining the standards in its insurance operations.

As of December 31, 2006, insurance in force, net of cessions to reinsurers and other reimbursement agreements, had an expected maturity range of 1-50 years. Other reimbursement agreements that have been netted from the Company’s insurance in force as

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 20: Net Insurance in Force (continued)

reported below relate to contracts under which the Company is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under GAAP. These agreements resulted in deductions of $9.3 billion and $11.2 billion for 2006 and 2005, respectively. The distribution of net insurance in force by geographic location, excluding $20.8 billion and $15.7 billion relating to transactions guaranteed by MBIA Corp. on behalf of various investment management services’ affiliated companies in 2006 and 2005, respectively, is presented in the following table:

	As of December 31
	2006		2005
In billions Geographic Location	Net Insurance In Force	% of Net Insurance In Force	Net Insurance In Force	% of Net Insurance In Force
California	$116.2	12.3%	$115.4	13.0%
New York	63.6	6.8	64.5	7.3
Florida	45.9	4.9	42.8	4.8
Texas	37.2	4.0	36.2	4.1
Illinois	34.5	3.7	32.4	3.6
New Jersey	31.9	3.4	31.3	3.5
Massachusetts	21.3	2.3	23.6	2.6
Washington	21.3	2.2	20.9	2.4
Pennsylvania	20.5	2.2	22.7	2.6
Michigan	19.3	2.0	20.5	2.3

Subtotal	411.7	43.8	410.3	46.2
Nationally diversified	143.6	15.3	127.4	14.3
Other states	241.7	25.7	234.6	26.4

Total United States	797.0	84.8	772.3	86.9

Internationally diversified	51.5	5.5	49.5	5.5
Country specific	91.5	9.7	67.2	7.6

Total Non-United States	143.0	15.2	116.7	13.1

Total	$940.0	100.0%	$889.0	100.0%

Notes to Consolidated Financial Statements MBIA Inc. and Subsidiaries Note 20: Net Insurance in Force (continued)

The net insurance in force by type of bond is presented in the following table:

	As of December 31
	2006		2005
In billions Bond Type	Net Insurance In Force	% of Net Insurance In Force	Net Insurance In Force	% of Net Insurance In Force
Global Public Finance:
United States
General obligation	$258.7	27.5%	$248.9	28.0%
Utilities	116.3	12.4	114.5	12.9
Special revenue	81.7	8.7	75.6	8.5
Transportation	56.0	6.0	58.1	6.5
Health care	46.6	4.9	52.4	5.9
Higher education	39.8	4.2	38.9	4.4
Housing	33.1	3.5	30.8	3.4
Investor-owned utilities	14.6	1.6	18.5	2.1

Total United States	646.8	68.8	637.7	71.7

Non-United States
Sovereign	21.6	2.3	15.2	1.7
Transportation	17.8	1.9	13.9	1.6
Utilities	11.6	1.2	8.9	1.0
Investor-owned utilities	6.5	0.7	5.2	0.6
Sub-sovereign	1.0	0.1	1.0	0.1
Housing	0.5	0.1	0.5	0.1
Health care	0.4	0.0	0.4	0.0
Higher education	0.1	0.0	0.1	0.0

Total Non-United States	59.5	6.3	45.2	5.1

Total Global Public Finance	706.3	75.1	682.9	76.8

Global Structured Finance:
United States
Collateralized debt obligations	56.9	6.1	44.3	5.0
Mortgage-backed:
Home equity	23.8	2.5	19.2	2.2
Other	6.7	0.7	8.3	0.9
First mortgage	4.5	0.5	3.9	0.4
Asset-backed:
Other	20.7	2.2	20.8	2.3
Auto	10.2	1.1	9.6	1.1
Credit cards	1.7	0.2	4.3	0.5
Leasing	0.5	0.1	0.4	0.0
Pooled corp. obligations & other	23.1	2.4	22.2	2.5
Financial risk	2.1	0.2	1.6	0.2

Total United States	150.2	16.0	134.6	15.1

Non-United States
Collateralized debt obligations	45.6	4.9	37.3	4.2
Mortgage-backed:
First mortgage	14.1	1.5	13.1	1.5
Other	5.8	0.6	5.5	0.6
Home equity	2.3	0.3	0.7	0.1
Pooled corp. obligations & other	7.8	0.8	7.6	0.9
Asset-backed	5.9	0.6	5.0	0.6
Financial risk	2.0	0.2	2.3	0.2

Total Non-United States	83.5	8.9	71.5	8.1

Total Global Structured Finance	233.7	24.9	206.1	23.2

Total	$940.0	100.0%	$889.0	100.0%

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 20: Net Insurance in Force (continued)

The insurance operations have entered into certain guarantees of derivative contracts, included in the preceding tables, which do not qualify for the financial guarantee scope exception under SFAS 133. MBIA Corp. generally guarantees the timely payment of principal and interest related to these derivatives upon the occurrence of a credit event with respect to a referenced obligation. The maximum amount of future payments that MBIA Corp. may be required to make under these guarantees, should a full credit event occur, is $100.1 billion. This amount is net of $21.0 billion of insured derivatives ceded under reinsurance agreements and capital market transactions in which MBIA Corp. economically hedges a portion of the credit and market risk associated with its insured derivatives. MBIA Corp.’s guarantees of derivative contracts have a legal maximum maturity range of 1-90 years. A small number of guaranteed credit derivative contracts have long maturities to satisfy regulatory requirements imposed on MBIA’s counterparties. However, the expected maturities of such contracts are much shorter due to amortizations and prepayments in the underlying collateral pools. In accordance with SFAS 133, the fair values of these guarantees at December 31, 2006 are recorded on the balance sheet as assets and liabilities, representing gross gains and losses, of $29.5 million and $26.0 million, respectively. These derivative contracts are discussed further in “Note 6: Derivative Instruments.”

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

MBIA Corp. has also issued guarantees of certain obligations issued by its investment management affiliates that are not included in the previous tables. These guarantees take the form of insurance policies issued by MBIA Corp. on behalf of the investment management affiliates. Should one of these affiliates default on its insured obligations, MBIA Corp. will be required to pay all scheduled principal and interest amounts outstanding. As of December 31, 2006, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees, should a full default occur, is $20.8 billion. These guarantees have a maximum maturity range of 1-58 years, were entered into on an arm’s length basis and are fully collateralized by marketable securities. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.

Note 21: Reinsurance

MBIA Corp. reinsures exposure to other insurance companies under various treaty and facultative reinsurance contracts, both on a pro-rata and non-proportional basis. Additionally, the Company has entered into other reimbursement agreements under which it is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under GAAP. These reimbursement agreements totaled $9.3 billion and $11.2 billion at December 31, 2006 and 2005, respectively, and have been excluded from the tables below. In the event that any or all of the reinsurers are unable to meet their obligations, MBIA Corp. would be liable for such defaulted amounts.

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 21: Reinsurance (continued)

Amounts deducted from gross insurance in force for reinsurance ceded by MBIA Corp. and its subsidiaries were $104.8 billion and $106.7 billion as of December 31, 2006 and 2005, respectively. The distribution of ceded insurance in force by geographic location is presented in the following table:

	As of December 31
	2006		2005
In billions Geographic Location	Ceded Insurance In Force	% of Ceded Insurance In Force	Ceded Insurance In Force	% of Ceded Insurance In Force
California	$8.7	8.3%	$9.5	8.9%
New York	4.4	4.2	4.9	4.6
Texas	3.2	3.0	3.4	3.2
Florida	3.1	3.0	3.2	3.0
Massachusetts	2.9	2.7	3.3	3.1
Puerto Rico	2.4	2.3	2.7	2.5
New Jersey	2.4	2.3	2.6	2.4
Illinois	2.2	2.1	2.1	2.0
Colorado	2.0	1.9	2.8	2.6
Washington	1.4	1.4	1.6	1.5

Subtotal	32.7	31.2	36.1	33.8
Nationally diversified	20.4	19.5	18.7	17.5
Other states	15.6	14.9	17.1	16.0

Total United States	68.7	65.6	71.9	67.3

Internationally diversified	15.4	14.7	14.9	14.0
Country specific	20.7	19.7	19.9	18.7

Total Non-United States	36.1	34.4	34.8	32.7

Total	$104.8	100.0%	$106.7	100.0%

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 21: Reinsurance (continued)

The distribution of ceded insurance in force, excluding other reimbursement agreements, by type of bond is presented in the following table:

	As of December 31
	2006		2005
In billions Bond Type	Ceded Insurance In Force	% of Ceded Insurance In Force	Ceded Insurance In Force	% of Ceded Insurance In Force
Global Public Finance:
United States
General obligation	$12.1	11.6%	$13.3	12.4%
Transportation	8.8	8.4	9.9	9.3
Utilities	8.6	8.2	9.3	8.7
Health care	8.0	7.6	8.9	8.4
Special revenue	5.9	5.6	6.1	5.7
Higher education	1.6	1.5	1.8	1.7
Housing	1.5	1.5	1.6	1.5
Investor-owned utilities	1.4	1.4	1.6	1.5

Total United States	47.9	45.8	52.5	49.2

Non-United States
Transportation	6.1	5.8	5.8	5.4
Sovereign	4.2	4.0	3.5	3.3
Utilities	3.6	3.4	3.4	3.2
Investor-owned utilities	1.2	1.2	1.5	1.4
Sub-sovereign	0.6	0.6	0.6	0.6
Health care and other	0.2	0.2	0.2	0.2

Total Non-United States	15.9	15.2	15.0	14.1

Total Global Public Finance	63.8	61.0	67.5	63.3

Global Structured Finance:
United States
Collateralized debt obligations	9.5	9.1	6.1	5.7
Pooled corp. obligations & other	5.4	5.1	5.5	5.2
Mortgage-backed:
Home equity	1.9	1.9	2.3	2.1
Other	1.4	1.3	0.6	0.6
First mortgage	0.3	0.3	0.2	0.2
Asset-backed:
Auto	1.2	1.1	2.0	1.8
Other	0.6	0.6	1.6	1.5
Credit cards	0.4	0.4	1.0	1.0
Leasing	0.0	0.0	0.0	0.0
Financial risk	0.1	0.1	0.1	0.0

Total United States	20.8	19.9	19.4	18.1

Non-United States
Collateralized debt obligations	12.5	11.9	11.0	10.3
Mortgage-backed:
First mortgage	1.7	1.6	1.7	1.6
Other	1.0	0.9	1.3	1.2
Home equity	0.3	0.3	0.2	0.2
Pooled corp. obligations & other	2.0	1.9	2.3	2.2
Financial risk	1.6	1.5	2.0	1.9
Asset-backed	1.1	1.0	1.3	1.2

Total Non-United States	20.2	19.1	19.8	18.6

Total Global Structured Finance	41.0	39.0	39.2	36.7

Total	$104.8	100.0%	$106.7	100.0%

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 21: Reinsurance (continued)

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more rating agency, less capital credit is given to MBIA under rating agency models. Over the past several years, most of MBIA’s reinsurers have been downgraded and others remain under review. Any reduced capital credit associated with reinsurer downgrades has not and is not expected to have a material adverse effect on the Company. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including rating downgrades of its reinsurers. Additionally, MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2006, the total amount available under these letters of credit and trust arrangements was $568.3 million. For the years ended December 31, 2006, 2005 and 2004, recoveries received under reinsurance contracts totaled $5.6 million, $5.8 million and $17.7 million, respectively. The following table presents the percentage ceded to and reinsurance recoverable from reinsurers by rating levels:

Reinsurers	Standard & Poor’s Rating		Moody’s Rating	Percentage of Total Par Ceded	Reinsurance Recoverable (in thousands)
Channel Reinsurance Ltd.	AAA		Aaa	49.38%	$6,362
Assured Guaranty Corp.	AAA		Aa1	14.51	12,670
RAM Reinsurance Company, Ltd.	AAA		Aa3	12.47	716
Ambac Assurance Corporation	AAA		Aaa	8.27	—
Mitsui Sumitomo Insurance Company Ltd.	AA	-	Aa3	5.96	41
Swiss Reinsurance Company, Zurich, Switzerland	AA	-	Aa2	3.18	—
Radian Asset Assurance Inc.	AA		Aa3	1.51	8,136
Assured Guaranty Re Ltd.	AA		Aa2	0.76	—
Sompo Japan Insurance Inc.	AA	-	Aa3	0.66	31
Export Development Canada	AAA		Aaa	0.56	—
Other (1)	A or above		A1 or above	2.68	18,689
Not Currently Rated				0.06	296

Total				100.00%	$46,941

(1)	Several reinsurers within this category are not rated by Moody’s.

In May 2006, MBIA sold its 11.4% equity interest in RAM Holdings Inc., the holding company of RAM Reinsurance Company, Ltd., as part of RAM Holdings Inc.’s initial public offering.

While Channel Re continues to be a triple-A rated reinsurer of MBIA Corp, S&P reaffirmed its negative outlook on Channel Re during the second quarter of 2006. MBIA does not expect S&P’s outlook on Channel Re to have a material negative impact on the Company’s financial condition or results of operations. MBIA continues to own a 17.4% equity interest in Channel Re.

In February 2004, MBIA Corp. and Channel Re entered into treaty and facultative reinsurance arrangements whereby Channel Re agreed to provide committed reinsurance capacity to MBIA Corp. through June 30, 2008, subsequently extended to June 30, 2009, and subject to renewal thereafter. Under these reinsurance arrangements, MBIA Corp. agreed to cede to Channel Re and Channel Re agreed to assume from MBIA Corp. varying percentages of designated policies issued by MBIA Corp. The amount of any policy subject to the committed reinsurance arrangements is based on the type of risk insured and on other factors. Additionally, the reinsurance arrangements provide Channel Re with certain preferential terms, including those related to ceding commissions.

The components of net premiums written and earned, including premiums assumed from and ceded to other companies, are presented in the following table:

	Years ended December 31
	2006		2005		2004
In thousands	Written	Earned	Written	Earned	Written	Earned
Direct	$885,197	$962,512	$972,017	$974,608	$1,100,234	$971,427
Assumed	11,061	14,795	12,891	19,235	16,681	24,780

Gross	896,258	977,307	984,908	993,843	1,116,915	996,207
Ceded	(98,591)	(141,714)	(127,107)	(151,101)	(158,831)	(146,537)

Net	$797,667	$835,593	$857,801	$842,742	$958,084	$849,670

Ceding commissions received from reinsurers, before deferrals and net of return ceding commissions, were $24.9 million, $35.9 million and $37.2 million in 2006, 2005 and 2004, respectively.

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 22: Loss and Loss Adjustment Expense Reserves

MBIA establishes two types of loss and LAE reserves for non-derivative financial guarantees: case basis reserves and an unallocated loss reserve. See “Note 2: Significant Accounting Policies” for information regarding the Company’s loss reserving policy. A summary of the case basis and unallocated activity and the components of the liability for loss and LAE reserves are presented in the following table:

In thousands	2006	2005	2004
Case basis loss and LAE reserves:
Balance at January 1	$512,888	$434,924	$387,253
Less: reinsurance recoverable	58,965	34,610	61,402

Net balance at January 1	453,923	400,314	325,851

Case basis transfers from the unallocated loss reserve related to:
Current year	9,015	104,341	67,976
Prior years	65,990	84,264	58,849

Total	75,005	188,605	126,825

Net paid (recovered) related to:
Current year	635	(2,949)	2,836
Prior years	251,516	137,945	49,526

Total net paid	252,151	134,996	52,362

Net balance at December 31	276,777	453,923	400,314
Plus: reinsurance recoverable	46,941	58,965	34,610

Case basis loss and LAE reserve balance at December 31	323,718	512,888	434,924

Unallocated loss reserve:
Balance at January 1	208,614	313,945	324,578
Losses and LAE incurred	80,889	84,274	84,753
Channel Re elimination(1)	(1,179)	(1,000)	(624)
Reserves related to ASIA Ltd.(2)	—	—	32,063
Transfers to case basis and LAE reserves	(75,005)	(188,605)	(126,825)

Unallocated loss reserve balance at December 31	213,319	208,614	313,945

Total	$537,037	$721,502	$748,869

(1)	Represents the amount of losses and LAE incurred that have been eliminated in proportion to MBIA’s ownership interest in Channel Re, which is carried on an equity method accounting basis.
(2)	Represents reserves associated with the assumption of portfolios from ASIA Ltd.

The unallocated loss reserve approximated $213 million at December 31, 2006, which represents the Company’s estimate of losses, associated with credit deterioration, that have occurred in the Company’s insured portfolio but have not been specifically identified and is available for future case-specific activity. During 2006, $75 million of the unallocated loss reserve was transferred to case basis reserves primarily relating to insured obligations within the CDO, equipment lease pools and home equity loan sectors, MBIA’s guaranteed tax lien portfolio and insured obligations issued by Allegheny Health, Education and Research Foundation (“AHERF”). Partially offsetting this activity were reversals of previously established case basis reserves relating to the aircraft enhanced equipment trust certificates (“EETCs”) and manufactured housing sectors. The Company incurred $81 million of loss and loss adjustment expenses in 2006 based on 12% of scheduled net earned premium.

Total net paid activity for 2006 of $252 million primarily related to insured obligations within MBIA’s guaranteed tax lien portfolio, a static multi-sector CDO and AHERF. The Company had salvage and subrogation receivables of $180 million and $143 million at December 31, 2006 and 2005, respectively, included in “Other assets.” Amounts due to reinsurers related to salvage and subrogation totaled $4 million and $7 million at December 31, 2006 and 2005, respectively, and are included in “Other liabilities.”

Note 23: Pension and Profit-sharing Plans

The Company maintains a qualified non-contributory defined contribution pension plan to which the Company contributes 10% of each eligible employee’s annual compensation. Annual compensation for determining such contributions consists of base salary,

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 23: Pension and Profit-sharing Plans (continued)

bonus and commissions, as applicable. Pension benefits vest over a five-year period with 60% vesting after three years and 20% vesting after years four and five. Pension expense for the years ended December 31, 2006, 2005 and 2004 was $9.1 million, $9.5 million and $9.7 million, respectively.

The Company also maintains a qualified profit-sharing/401(k) plan. The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute through payroll deductions up to 10% of eligible compensation. The Company matches employee contributions up to the first 5% of such compensation with MBIA Inc. common stock. The benefit of the Company’s contributions vests over five years with 60% vesting after three years and 20% vesting after years four and five. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. Participants who qualify for distribution may receive a single lump sum, transfer the assets to another qualified plan or individual retirement account, or receive a series of specified installment payments. Company contributions to the profit-sharing/401(k) plans aggregated $3.9 million, $4.5 million and $5.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In addition to the above plans, the Company maintains a non-qualified deferred compensation plan. Contributions to the above qualified plans that exceed limitations established by federal regulations are then contributed to the non-qualified deferred compensation plan. The non-qualified contributions included in the above stated pension and profit-sharing/401(k) expense and contribution amounts totaled $3.1 million, $2.7 million and $2.9 million for the pension plan, and $0.4 million, $1.5 million and $1.6 million for the profit-sharing/401(k) plan for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, the interest credited to the non-qualified deferred compensation plans totaled $3.0 million, $2.6 million and $2.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

In November 2006, the Company’s Board of Directors approved new voluntary retirement benefits which will provide certain benefits to eligible employees of the Company upon retirement. A description of these benefits is included in the Company’s proxy statement.

Note 24: Long-term Incentive Plans

On May 5, 2005, the Company’s shareholders approved the MBIA Inc. 2005 Omnibus Incentive Plan (the “Omnibus Plan”). Under the Omnibus Plan, a maximum of 6,000,000 shares of the Company’s common stock can be used for any type of award including stock options, performance shares, performance units, restricted stock, restricted stock units and dividend equivalents. Any shares issued under the Omnibus Plan in connection with stock options shall be counted against this limit as one share covered by such option. For all awards other than stock options, any shares issued shall be counted against this limit as two shares for every share issued.

The stock option component of the Omnibus Plan enables key employees of the Company and its subsidiaries to acquire shares of common stock of the Company or to benefit from appreciation in the price of the common stock of the Company. The stock option grants, which may be awarded every year, provide the right to purchase shares of common stock at the fair value of the stock on the date of the grant. Options granted will either be Incentive Stock Options (“ISOs”), where they qualify under Section 422(a) of the Internal Revenue Code, or Non-Qualified Stock Options (“NQSOs”). ISOs and NQSOs are granted at a price not less than 100% of the fair value, defined as the closing price on the grant date, of the Company’s common stock. Options are exercisable as specified at the time of grant depending on the level of the recipient (generally four or five years) and expire ten years from the date of grant (or shorter if specified or following termination of employment).

Under the restricted stock component of the Omnibus Plan, certain employees are granted restricted shares of the Company’s common stock. These awards have a restriction period lasting three, four or five years depending on the type of award, after which time the awards fully vest. During the vesting period these shares may not be sold. Restricted stock grants are typically granted from the vice president level up to and including the chief executive officer. Some of the awards made in 2006 and 2005 are linked to growth in the book value of the Company including certain adjustments (“modified book value”) over a three-year period following the grant date. Actual shares issued at the vesting date will be determined based on the growth in modified book value. If modified book value grows by 30% or more over the three year period, then 100% of the award will vest. If the growth in modified book value over the three year period is lower than 30%, then the amount of restricted shares issued will be adjusted downward in proportion to the amount by which actual growth in modified book value is below 30%.

Following the effective date of the Omnibus Plan, no new options or awards were granted under any of the prior plans authorized by the shareholders and all shares authorized but unissued were canceled. All options and awards granted under the prior plans and

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 24: Long-term Incentive Plans (continued)

subsequently canceled or expired after the effective date of the Omnibus Plan become available for grant under the Omnibus Plan. In 2006, 37,500 options were granted and 256,854 options were canceled or expired. In 2006, 758,786 restricted shares were granted and 99,982 restricted shares were canceled. This restricted share activity affects the available share balance for future grants under the Omnibus Plan at a two for one ratio. There were 4,935,505 shares available for future grants under the Omnibus Plan as of December 31, 2006.

Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS 123 and the modified prospective method of adoption under SFAS 148. In December 2004, the FASB issued SFAS 123(R), which revised SFAS 123 and superseded APB 25. Effective January 1, 2006, the Company adopted the requirements of SFAS 123(R). SFAS 123(R) requires the Company to expense the fair value of employee stock options and other forms of stock-based compensation. In addition, SFAS 123(R) classifies share-based payment awards as either liability awards, which are remeasured at fair value at each balance sheet date, or equity awards, which are measured on the grant date and not subsequently remeasured. Generally, awards with cash-based settlement, repurchase features or that are settled at a fixed dollar amount are classified as liability awards, and changes in fair value will be reported in earnings. Awards with net-settlement features or that permit a cashless exercise with third-party brokers are classified as equity awards and changes in fair value are not reported in earnings. The Company’s long-term incentive plans include features which result in both liability and equity awards. For liability awards, the Company currently remeasures these awards at each balance sheet date. In addition, SFAS 123(R) requires the use of a forfeiture estimate. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect of adopting the change in estimating forfeitures for both stock option awards and restricted share awards was $0.9 million and was recorded as a reduction to expense during the first quarter of 2006. The Company uses historical employee termination information to estimate the forfeiture rate applied to current stock-based awards.

In November 2006, the Company’s Board of Directors approved new voluntary retirement benefits as discussed in “Note 23: Pension and Profit Sharing Plans.” One of the components of the retirement program for those employees that are retirement eligible is to immediately vest all outstanding stock options granted prior to the approval of the program and to immediately vest all outstanding time-based restricted share grants. SFAS 123(R) requires compensation costs for those employees to be recognized from the date of grant through the retirement eligible date. Accelerated expense relating to this retirement benefit for both stock option awards and restricted stock awards is included in compensation expense.

In 2006 and 2005, the fair value of the restricted shares awarded (net of cancellations), determined on the grant date, was $39.8 million and $27.2 million, respectively. Restricted shares have been recorded as unearned compensation, which is a component of paid-in capital within shareholders’ equity on the Company’s Consolidated Balance Sheets and have been included in “Stock-based compensation” on the Company’s Consolidated Statements of Changes in Shareholders’ Equity. As of December 31, 2006, the unearned compensation balance for all restricted shares outstanding was $52.1 million. This amount is expected to be recognized as expense over a weighted-average period of 1.54 years. Unearned compensation is amortized to expense over the appropriate three- to five-year vesting period (except for a minor portion granted to members of the MBIA Inc. Board of Directors which is amortized over a ten-year period). Compensation expense related to the restricted shares, net of estimated forfeitures, was $29.2 million, $18.5 million and $12.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The tax benefit related to the restricted share awards during 2006, 2005 and 2004 was $5.8 million, $2.8 million and $4.3 million, respectively. The excess tax benefit related to the restricted share awards during 2006, 2005 and 2004 was $1.3 million, $0.7 million and $1.3 million, respectively.

The following table presents the total number of restricted share awards granted during the last three years. The proxy officers represent the six most highly compensated officers in 2006, the five most highly compensated officers in 2005 and the seven most highly compensated officers in 2004, as disclosed in the Company’s proxy statement.

	Number of Restricted Shares Granted
	2006	2005	2004
Proxy officers	264,941	190,516	539,301
Other senior officers	154,690	51,922	15,480

Senior officers	419,631	242,438	554,781
Other employees	339,155	275,562	63,074

Total	758,786	518,000	617,855

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 24: Long-term Incentive Plans (continued)

In May 2002, the MBIA Inc. Board of Directors approved the “MBIA Inc. Annual and Long-Term Incentive Plan” (the “Incentive Plan”). The Incentive Plan has been superseded by the Omnibus Plan. The Incentive Plan included a stock option component and a compensation component linked to the growth in modified book value over a three-year period following the grant date. Target levels for the Incentive Plan awards were established as a percentage of total salary and bonus, based upon the recipient’s position. Awards under the Incentive Plan typically were granted from the vice president level up to and including the chief executive officer. Actual amounts to be paid are adjusted upward or downward depending on the growth of modified book value versus a baseline target, with a minimum growth of 8% necessary to receive any payment and an 18% growth necessary to receive the maximum payment. Awards under the Incentive Plan were divided equally between the two components, with approximately 50% of the award to be given in stock options and approximately 50% of the award to be paid in cash or shares of Company stock. Payments are made at the end of each three-year measurement period. During 2006, 2005 and 2004, $4.3 million, $8.5 million and $25.1 million, respectively, was recorded as an expense related to modified book value awards. The tax benefit related to modified book value awards was $1.5 million, $3.0 million and $8.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The fair value for stock option awards is estimated at the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The number of significant options granted and the assumptions used for valuing such option grants during the last three years are shown in the following table:

	June 2006	February 2005	February 2004
Number of options granted	37,500	750,000	745,200
Exercise price	$57.51	$58.84	$64.84
Dividend yield	2.405%	2.357%	1.766%
Expected volatility	.3107	.3311	.3384
Risk-free interest rate	5.050%	4.010%	3.700%
Expected option term (in years)	6.37	6.55	7.20

Employee stock option compensation expense, net of estimated forfeitures, for the years ended December 31, 2006, 2005, and 2004 totaled $16.6 million, $18.6 million and $16.7 million, respectively. The tax benefit related to the stock option awards exercised during 2006, 2005 and 2004 was $7.3 million, $2.5 million and $7.8 million, respectively. The excess tax benefit related to the stock option awards during 2006, 2005 and 2004 was $2.4 million, $1.0 million and $4.7 million, respectively. As of December 31, 2006, there was $16.5 million of total unrecognized compensation cost related to nonvested stock options. This amount is expected to be recognized as expense over a weighted-average period of 1.71 years.

The following table presents the total number of options granted during the last three years. The proxy officers represent the six most highly compensated officers in 2006, the five most highly compensated officers in 2005 and the seven most highly compensated officers in 2004, as disclosed in the Company’s proxy statement.

	Number of Options Granted
	2006	2005	2004
Proxy officers	37,500	360,000	352,000
Other senior officers	—	262,000	355,000

Senior officers	37,500	622,000	707,000
Other employees	—	194,000	350,515

Total	37,500	816,000	1,057,515

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 24: Long-term Incentive Plans (continued)

A summary of the Company’s stock option plan at December 31, 2006, 2005 and 2004, and changes during the years ended on those dates, is presented in the following tables:

	2006
Options	Number of Shares	Weighted-Avg. Price per Share
Outstanding at beginning of year	9,699,558	$46.7513
Granted	37,500	57.5100
Exercised	1,069,637	63.5542
Expired or canceled	256,854	53.9534

Outstanding at end of year	8,410,567	$46.9385

Exercisable at end of year	6,470,298	$44.4043
Weighted-average fair value per share of options granted during the year		$17.8862

	2005
Options	Number of Shares	Weighted-Avg. Price per Share
Outstanding at beginning of year	9,497,018	$45.4433
Granted	816,000	58.9362
Exercised	528,316	59.4000
Expired or canceled	85,144	53.8047

Outstanding at end of year	9,699,558	$46.7513

Exercisable at end of year	5,321,616	$43.3642
Weighted-average fair value per share of options granted during the year		$18.3649

	2004
Options	Number of Shares	Weighted-Avg. Price per Share
Outstanding at beginning of year	10,123,348	$42.7479
Granted	1,057,515	62.8713
Exercised	1,453,409	63.3124
Expired or canceled	230,436	46.0938

Outstanding at end of year	9,497,018	$45.4433

Exercisable at end of year	5,140,182	$42.8981
Weighted-average fair value per share of options granted during the year		$21.5659

The following table summarizes information about outstanding stock options at December 31, 2006:

Range of Average Exercise Price	Number Outstanding at 12/31/06	Weighted- Average Remaining Contractual Life in Years	Outstanding Weighted- Average Exercise Price	Number Exercisable at 12/31/06	Exercisable Weighted- Average Exercise Price
$25.92-32.92	799,413	2.77	$32.3442	799,413	$32.3442
$35.21-36.69	1,055,934	5.41	$36.6816	832,431	$36.6793
$36.72-47.82	3,385,826	2.56	$44.3955	3,224,001	$44.7758
$48.35-64.86	3,169,394	6.14	$56.7535	1,614,453	$53.6170

Total	8,410,567	4.29	$46.9385	6,470,298	$44.4043

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 25: Related Party Transactions

Related parties are defined as the following:

•

Affiliates of the Company: An affiliate is a party that directly or indirectly controls, is controlled by or is under common control with the Company. Control is defined as having, either directly or indirectly, the power to direct the management and operating policies of a company through ownership, by contract or otherwise.

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

From time to time the Company may enter into transactions with related parties that the Company deems immaterial or which occur in the normal course of business and are deemed to be transacted at “arm’s length” by management. Since 1989, MBIA Corp. has executed five surety bonds to guarantee the payment obligations of the members of the Municipal Bond Insurance Association (the “Association”), a voluntary unincorporated association of insurers writing municipal bond and note insurance as agent for the member insurance companies that had their S&P claims-paying rating downgraded from AAA on their previously issued Association policies. In the event that the Association does not meet their policy payment obligations, MBIA Corp. will pay the required amounts directly to the paying agent. The aggregate outstanding exposure on these surety bonds as of December 31, 2006 is $340 million.

MBIA Inc., through its subsidiaries, is responsible for providing investment advisory and certain related administrative services to the MBIA Capital/Claymore Managed Duration Investment Grade Municipal Fund and, prior to the sale of 1838 in May 2004, provided such services to the 1838 Bond-Debenture Trading Fund and the 1838 Investment Advisors Funds (collectively, the “Funds”). Additionally, MBIA, Inc., through its subsidiaries, earned investment management, accounting, administration and service fees related to the Funds, which aggregated $0.4 million, $0.7 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in investment management services revenues in the Company’s consolidated statements of income.

During 2006, the Company structured two investment companies, Hudson-Thames and East-Fleet Finance Limited, along with its co-issuer, East-Fleet Finance LLC, which are not consolidated into the financial statements of the Company. MBIA, through its subsidiaries, provides asset management and administrative services to these companies. The Company will earn fees related to these services, which will be included in investment management services’ revenues in the Company’s consolidated statement of income. Additionally, MBIA has invested in the capital notes of Hudson-Thames as described in “Note 5: Variable Interest Entities.”

The Company owns investments, included in other investments, which are recorded in the Company’s financial statements using the equity method of accounting. These investments comprise equity interests in limited partnerships and in Channel Re. All material transactions between MBIA and these entities have been eliminated in MBIA’s consolidated financial statements. During 2006 and 2005, premiums ceded to Channel Re totaled $47.0 million and $61.4 million, respectively, and ceding commissions received from Channel Re totaled $11.0 million and $14.2 million, respectively. See “Note 21: Reinsurance” for information regarding the terms of the reinsurance arrangements between MBIA Corp. and Channel Re.

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 25: Related Party Transactions (continued)

MBIA Corp. insures municipal bonds held by certain Guaranteed Series of Empire State Municipal Exempt Trusts. One of the co-sponsors of these trusts is Lebenthal & Co., Inc., whose chairman emeritus was Mr. James A. Lebenthal. During 2004, Mr. Lebenthal served as a director of MBIA while serving as chairman emeritus of Lebenthal & Co., Inc. The Company believes that the terms of these insurance policies and premiums charged are no less favorable than those related to similar unit investment trusts.

The Company had no loans outstanding to any executive officers or directors during 2006.

Note 26: Fair Value of Financial Instruments

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

INVESTMENTS HELD-TO-MATURITY—The held-to-maturity investments consist of fixed and floating rate fixed-maturity assets. The fair value of the fixed rate investments is determined by calculating the net present value of estimated future cash flows assuming prepayments, defaults and discount rates that the Company believes market participants would use for similar assets. The carrying value of the floating rate investments approximates their fair value.

SHORT-TERM INVESTMENTS—Short-term investments are carried at amortized cost, which approximates fair value.

OTHER INVESTMENTS—Other investments consist of the Company’s interest in equity-oriented and equity method investments, including investments in perpetual securities. The fair value of these investments is based on quoted market prices, investee financial statements or cash flow modeling.

CASH AND CASH EQUIVALENTS, ACCRUED INVESTMENT INCOME, REINSURANCE RECOVERABLE ON UNPAID LOSSES, RECEIVABLE FOR INVESTMENTS SOLD, SHORT-TERM DEBT AND PAYABLE FOR INVESTMENTS PURCHASED—The carrying amounts of these items are reasonable estimates of their fair values as they are short-term in nature.

PREPAID REINSURANCE PREMIUMS—The fair value of the Company’s prepaid reinsurance premiums is based on the estimated proceeds from entering into an assumption of the entire portfolio with third-party reinsurers under current market conditions.

DEFERRED PREMIUM REVENUE—The fair value of the Company’s deferred premium revenue is based on the estimated cost of entering into a cession of the outstanding portfolio with third-party reinsurers under current market conditions.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES—The carrying amount is composed of the present value of the expected cash flows for specifically identified claims combined with an estimate for unidentified claims. Therefore, the carrying amount is a reasonable estimate of the fair value of the reserve.

INVESTMENT AGREEMENTS AND MEDIUM-TERM NOTES—The fair values of investment agreements and medium-term notes are estimated using discounted cash flow calculations based upon interest rates currently being offered for similar agreements and notes with maturities consistent with those remaining for the investment agreements and medium-term notes being valued.

COMMERCIAL PAPER—The carrying value of commercial paper approximates its fair value primarily due to their short-term nature or variability in interest rates.

VARIABLE INTEREST ENTITY FLOATING RATE NOTES—Variable interest entity floating rate notes consist of floating rate securities and related accrued interest. The carrying value of variable interest entity notes approximate their fair value due to the term of the applicable interest rates.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE—The fair value is estimated using discounted cash flow calculations based upon interest rates currently being offered for similar agreements.

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 26: Fair Value of Financial Instruments (continued)

LONG-TERM DEBT—The fair value is estimated based on quoted market prices for the same or similar securities.

DERIVATIVES—The fair value is derived from market information and appropriate valuation methodologies which reflect the estimated amounts that the Company would receive or pay to terminate the transaction at the reporting date.

	As of December 31, 2006		As of December 31, 2005
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS:
Fixed-maturity securities	$27,931,501	$27,931,501	$23,605,823	$23,605,823
Investments held-to-maturity	5,213,464	5,187,766	5,765,182	5,734,335
Short-term investments	2,960,646	2,960,646	1,649,690	1,649,690
Other investments	971,707	971,707	1,129,160	1,129,160
Cash and cash equivalents	269,277	269,277	221,710	221,710
Accrued investment income	526,468	526,468	396,048	396,048
Prepaid reinsurance premiums	363,140	380,297	407,614	405,034
Reinsurance recoverable on unpaid losses	46,941	46,941	58,965	58,965
Receivable for investments sold	77,593	77,593	74,787	74,787
Derivative assets	521,278	521,278	326,867	326,867
LIABILITIES:
Deferred premium revenue	$3,129,620	$3,113,515	$3,185,200	$3,100,263
Loss and loss adjustment expense reserves	537,037	537,037	721,502	721,502
Investment agreements	12,482,976	12,473,421	10,806,277	10,996,041
Commercial paper	745,996	745,996	859,997	859,997
Medium-term notes	10,951,378	10,935,771	7,542,416	7,554,408
Variable interest entity floating rate notes	1,451,928	1,451,928	1,280,160	1,280,160
Securities sold under agreements to repurchase	169,432	167,777	646,343	644,605
Short-term debt	40,898	40,898	58,745	58,745
Long-term debt	1,215,289	1,269,747	1,205,855	1,247,182
Payable for investments purchased	319,640	319,640	83,369	83,369
Derivative liabilities	400,318	400,318	384,561	384,561

Note 27: Quarterly Financial Information (unaudited)

A summary of selected quarterly income statement information follows:

	2006
In thousands except per share amounts	First	Second	Third	Fourth	Full Year
Gross premiums written	$172,872	$251,476	$202,178	$269,732	$896,258
Net premiums written	148,967	224,310	175,717	248,673	797,667
Premiums earned	205,899	216,736	212,327	200,631	835,593
Investment income and realized gains and losses	143,597	171,806	173,237	152,867	641,507
All other revenues	266,380	298,318	325,519	344,939	1,235,156
Income from continuing operations	198,203	219,923	216,573	178,484	813,183
Income (loss) from discontinued operations, net of tax	791	1,439	1,374	2,501	6,105
Net income	$198,994	$221,362	$217,947	$180,985	$819,288
Basic EPS: (1)
Income from continuing operations	$1.49	$1.66	$1.63	$1.34	$6.12
Income (loss) from discontinued operations	0.01	0.01	0.01	0.02	0.05

Net income	$1.50	$1.67	$1.64	$1.36	$6.17

Diluted EPS: (1)
Income from continuing operations	$1.45	$1.61	$1.58	$1.30	$5.95
Income (loss) from discontinued operations	0.01	0.01	0.01	0.02	0.04

Net income	$1.46	$1.62	$1.59	$1.32	$5.99

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 27: Quarterly Financial Information (unaudited) (continued)

	2005
In thousands except per share amounts	First	Second	Third	Fourth	Full Year
Gross premiums written	$282,619	$248,965	$220,970	$232,354	$984,908
Net premiums written	250,493	217,343	186,362	203,603	857,801
Premiums earned	210,845	213,385	204,072	214,440	842,742
Investment income and realized gains and losses	154,066	107,785	171,011	133,347	566,209
All other revenues	192,660	210,757	235,200	255,772	894,389
Income from continuing operations	212,697	173,495	142,691	184,115	712,998
Income (loss) from discontinued operations, net of tax	110	179	(907)	(1,394)	(2,012)
Net income	$212,807	$173,674	$141,784	$182,721	$710,986
Basic EPS:(1)
Income from continuing operations	$1.55	$1.30	$1.08	$1.39	$5.32
Income (loss) from discontinued operations	0.00	0.00	(0.01)	(0.01)	(0.02)

Net income	$1.55	$1.30	$1.07	$1.38	$5.30

Diluted EPS:(1)
Income from continuing operations	$1.51	$1.27	$1.05	$1.36	$5.20
Income (loss) from discontinued operations	0.00	0.00	(0.01)	(0.01)	(0.01)

Net income	$1.52	$1.27	$1.04	$1.34	$5.18

(1)	Due to rounding, quarterly per share amounts may not add to the totals for the years.

Note 28: Commitments and Contingencies

In the normal course of operating its business, the Company may be involved in various legal proceedings.

In July 2002, MBIA Corp. filed suit against Royal Indemnity Company (“Royal”) in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $355 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal had filed an action seeking a declaration that it is not obligated to pay on its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. Royal appealed the order, and, in connection with the appeal, pledged $403 million of investment grade collateral to MBIA Corp. to secure the entire amount of the judgment, with interest, and has agreed to post additional security for future claims and interest.

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

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 28: Commitments and Contingencies (continued)

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

On January 29, 2007, the Company announced that it and its principal operating subsidiary MBIA Corp. (together with MBIA, the “Companies”) had concluded civil settlements with the SEC, the NYAG, and the NYSID with respect to transactions entered into by the Companies in 1998 following defaults on insured bonds issued by AHERF.

The terms of the settlements, under which the Companies neither admit nor deny wrongdoing, include:

•

A restatement, which was completed and reported in MBIA’s third quarter 2005 earnings release, of the Company’s GAAP and statutory financial results for 1998 and subsequent years related to the agreements with AXA Re Finance S.A. and Muenchener Rueckversicherungs-Gesellshaft, as discussed in “Note 2: Restatement Of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 and “Restatement of Consolidated Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of MBIA Inc.’s Form 10-K for the year ended December 31, 2005;

•

Payment of penalties and disgorgement totaling $75 million, of which $60 million will be distributed to MBIA shareholders pursuant to the Fair Fund provisions of the Sarbanes-Oxley Act of 2002 and $15 million will be paid to the State of New York. MBIA accounted for the $75 million in penalties and disgorgement as a charge in the third quarter of 2005;

•	The Companies’ consent to a cease and desist order with respect to future violations of securities laws;

•

A report by the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, to MBIA’s Board of Directors, the SEC staff, the NYAG and the NYSID concerning the Company’s accounting for and disclosure of advisory fees and the assets of certain conduits; and

•

Retention of an Independent Consultant to review and report to the SEC, the NYAG and the NYSID on the evaluation previously undertaken at the direction of the Audit Committee of MBIA’s Board of Directors by Promontory Financial Group LLC of the Company’s controls, policies and procedures with respect to compliance, internal audit, governance, risk management and records management; the Company’s implementation of Promontory’s recommendations; the Company’s accounting for and disclosure of its investment in Capital Asset Holdings GP, Inc.; and the Company’s accounting for and disclosure of its exposure to the US Airways 1998-1 Repackaging Trust and any other transaction in which the Company paid or acquired all or substantially all of an issue of insured securities other than as a result of a claim under the related policy.

The Company was named as a defendant in private securities actions consolidated as In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). Joseph W. Brown, the Company’s Chairman and former Chief Executive Officer, Gary C. Dunton, the Company’s Chief Executive Officer, Nicholas Ferreri, the Company’s former Chief Financial Officer, Neil G. Budnick, a Vice President of the Company and the Company’s former Chief Financial Officer and Douglas C. Hamilton, the Company’s Controller were also named as defendants in the suit, as were former Chairman and Chief Executive Officer David H. Elliott and former Executive Vice President, Chief Financial Officer and Treasurer Juliette S. Tehrani. The plaintiffs asserted claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs purport to be acting as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”).

MBIA Inc. and Subsidiaries Notes to Consolidated Financial Statements Note 28: Commitments and Contingencies (continued)

The allegations contained in the lawsuit included, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with the AHERF loss, and about the effectiveness of the Company’s internal controls. The plaintiffs alleged that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices throughout the Class Period.

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that these claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. The Company does not expect the outcome of the private securities litigation to have a material adverse affect on its financial condition, although the outcome is uncertain and no assurance can be given that the Company will not suffer a loss.

Certain officers of the Company and certain members of the Company’s Board of Directors were named as defendants in a shareholder derivative action filed in the Supreme Court of New York, Westchester County on November 9, 2005: Robert Purvis, Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph W. Brown, Neil G. Budnick, C. Edward Chaplin, David C. Clapp, Clifford D. Corso, Gary C. Dunton, Claire L. Gaudiani, Daniel P. Kearney, Laurence H. Meyer, Debra J. Perry, John A. Rolls, and Ruth M. Whaley (Case No. 20099-05) (the “Purvis Litigation”). The plaintiff asserted claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties by the named defendants in connection with the Company’s accounting for certain transactions, including the AHERF loss. In addition, the plaintiff alleged that the officer defendants were unjustly enriched as a result of such alleged breach. The lawsuit was dismissed on December 21, 2006, pursuant to court order and an agreement among all parties.

Certain current and former officers of the Company and certain current and former members of the Company’s Board of Directors have been named as defendants in a shareholder derivative action filed in the United States District Court, Southern District on April 24, 2006: J. Robert Orton Jr., Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph (Jay) W. Brown, Gary C. Dunton, Neil G. Budnick, Nicholas Ferreri, Douglas C. Hamilton, Juliette S. Tehrani, Richard L. Weill, David H. Elliott, Claire L. Gaudiani, Daniel P. Kearney, David C. Clapp, John A. Rolls, C. Edward Chaplin, Debra J. Perry, Laurence Meyer, Jeffrey W. Yabuki, Pierre-Henri Richard, William H. Gray III, Freda S. Johnson and James A. Lebenthal (Case No. 06 CV 3146) (the “Orton Litigation”). The plaintiff asserts claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties, insider trading, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002 by some or all of the named defendants in connection with alleged false statements in the Company’s financial statements arising from improper accounting for certain transactions, including agreements to reinsure the AHERF loss. The lawsuit seeks relief on behalf of the Company that includes disgorgement of certain compensation granted to such officers, unspecified damages, restitution of profits and compensation, legal costs, an order directing the Company to implement certain governance procedures and other equitable relief.

A Special Litigation Committee of three independent directors of MBIA Inc. has determined after a good faith and thorough investigation that pursuit of the Orton Litigation is not in the best interests of MBIA and its shareholders, and has moved to dismiss the action.

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

Item 9A. Controls and Procedures (continued)

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2006.

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

As of December 31, 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors will be set forth under “Election of Directors” and “The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed on or before March 31, 2007, which is incorporated by reference.

Information regarding executive officers is set forth under Part I, Item 1, “Business—Executive Officers,” included in this annual report.

Information regarding Section 16(a) beneficial ownership reporting compliance will be set forth in the section “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed on or before March 31, 2007, which is incorporated by reference.

Information regarding the Company’s Audit Committee will be set forth under “The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed on or before March 31, 2007, which is incorporated by reference.

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

Item 11. Executive Compensation

Information regarding compensation of the Company’s executive officers will be set forth in the “Board of Directors and its Committees,” the “Report of the Compensation and Organization Committee on Executive Compensation,” the “Compensation Discussion and Analysis” and the five compensation tables in the Company’s Proxy Statement to be filed on or before March 31, 2007, which is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” and “Outstanding Equity Awards” in the Company’s Proxy Statement to be filed on or before March 31, 2007, which is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be set forth under the sections “Certain Relationships and Related Transactions” and “The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed on or before March 31, 2007, which is incorporated by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be set forth under “Report of the Audit Committee – Principal Accounting Fees and Services” in the Company’s Proxy Statement to be filed on or before March 31, 2007, which is incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules and Exhibits.

Item 15. Exhibits, Financial Statement Schedules (continued)

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2006 and 2005

Consolidated statements of income for the years ended December 31, 2006; 2005; and 2004.

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2006; 2005; and 2004.

Consolidated statements of cash flows for the years ended December 31, 2006; 2005; and 2004.

Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this report.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2006.
II.	Condensed financial information of Registrant for December 31, 2006; 2005; and 2004.
IV.	Reinsurance for the years ended December 31, 2006; 2005; and 2004.

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

3.2. By-Laws as Amended as of January 11, 2007, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 11, 2007.

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

Item 15. Exhibits, Financial Statement Schedules (continued)

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

Item 15. Exhibits, Financial Statement Schedules (continued)

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

10.08. Investment Services Agreement, effective January 2, 1996, between MBIA Insurance Corp. of Illinois and MBIA Securities Corp., incorporated by reference to Exhibit 10.66 to the 1995 10-K, as amended by Amendment No. 1, dated as of January 2, 2003, incorporated by reference to Exhibit 10.08 to the 2004 10-K.

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

Item 15. Exhibits, Financial Statement Schedules (continued)

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

Item 15. Exhibits, Financial Statement Schedules (continued)

10.82. Offer of Settlement of MBIA Inc., dated December 15, 2006, incorporated by reference to Exhibit 10.82 to the Company’s Current Report on Form 8-K filed on January 25, 2007.

10.83. Consent of Defendant MBIA Inc. to Final Judgment, filed with the United States District Court for the Southern District of New York on January 29, 2007, incorporated by reference to Exhibit 10.83 to the Company’s Current Report on Form 8-K filed on January 25, 2007.

10.84. Assurance of Discontinuance in the matter of the People of the State of New York by the Attorney General of the State of New York against MBIA Inc. and MBIA Insurance Corporation, dated January 25, 2007, incorporated by reference to Exhibit 10.84 to the Company’s Current Report on Form 8-K filed on January 25, 2007.

10.85. Stipulation of the State of New York Insurance Department dated January 25, 2007, incorporated by reference to Exhibit 10.85 to the Company’s Current Report on Form 8-K filed on January 25, 2007.

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

Item 15. Exhibits, Financial Statement Schedules (continued)

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

Item 15. Exhibits, Financial Statement Schedules (continued)

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

Item 15. Exhibits, Financial Statement Schedules (continued)

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

10.79. Letter Agreement by and between C. Edward Chaplin and MBIA Inc., dated May 19, 2006, incorporated by reference to Exhibit 10.0 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006.

+ 10.80. Key Employee Employment Protection Plan, amended as of February 27, 2007.

+ 10.81. Form of Key Employee Employment Protection Agreement, amended as of February 27, 2007.

+10.86 Form of Restricted Stock Agreement.

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

MBIA Inc. (Registrant)

Dated: March 1, 2007	By	/s/ Gary C. Dunton
	Name:	Gary C. Dunton
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary C. Dunton Gary C. Dunton	Director, President and Chief Executive Officer	March 1, 2007

/s/ C. Edward Chaplin C. Edward Chaplin	Vice President and Chief Financial Officer	March 1, 2007

/s/ Douglas C. Hamilton Douglas C. Hamilton	Assistant Vice President and Controller (chief accounting officer)	March 1, 2007

/s/ Joseph W. Brown Joseph W. Brown	Chairman and Director	March 1, 2007

/s/ David C. Clapp David C. Clapp	Director	March 1, 2007

/s/ Claire L. Gaudiani Claire L. Gaudiani	Director	March 1, 2007

/s/ Daniel P. Kearney Daniel P. Kearney	Director	March 1, 2007

/s/ Laurence H. Meyer Laurence H. Meyer	Director	March 1, 2007

/s/ Debra J. Perry Debra J. Perry	Director	March 1, 2007

/s/ John A. Rolls John A. Rolls	Director	March 1, 2007

/s/ Richard H. Walker Richard H. Walker	Director	March 1, 2007

/s/ Jeffrey W. Yabuki Jeffrey W. Yabuki	Director	March 1, 2007

SCHEDULE I

MBIA INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

	December 31, 2006
Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet
Fixed-maturity:
Available-for-sale
United States Treasury and Government agency obligations	$688,062	$695,202	$695,202
Foreign governments	583,706	591,543	591,543
State and municipal obligations	5,061,649	5,251,780	5,251,780
Corporate and other obligations	11,936,608	12,169,914	12,169,914
Mortgage-backed	3,776,219	3,761,239	3,761,239
Asset-backed	5,457,250	5,461,823	5,461,823

Total available-for-sale	27,503,494	27,931,501	27,931,501
Held-to-maturity
Corporate and other obligations	1,100,000	1,100,000	1,100,000
Mortgage-backed	300,591	300,591	300,591
Asset-backed	3,812,873	3,787,175	3,812,873

Total held-to-maturity	5,213,464	5,187,766	5,213,464

Total fixed-maturity	32,716,958	33,119,267	33,144,965
Short-term investments	2,960,646	2,960,646	2,960,646
Other investments	946,674	971,707	971,707

Total investments	$36,624,278	$37,051,620	$37,077,318

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2006	December 31, 2005
ASSETS
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $17,321,507 and $12,887,967)	$17,479,984	$13,105,834
Investment agreement portfolio pledged as collateral, at fair value (amortized cost $176,179 and $712,054)	175,834	729,072
Short-term investments, at amortized cost (which approximates fair value)	1,538,065	778,569
Other investments	789,850	731,875

Total investments	19,983,733	15,345,350
Cash and cash equivalents	35,885	51,617
Investment in wholly-owned subsidiaries	7,426,600	7,208,775
Intercompany loan receivable	1,070,276	636,667
Accrued investment income	329,857	213,741
Receivable for investments sold	65,590	70,037
Derivative assets	395,240	185,277
Other assets	139,268	192,170

Total assets	$29,446,449	$23,903,634

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Investment agreements	$12,154,865	$10,498,051
Securities sold under agreements to repurchase	173,124	649,716
Long-term debt	1,215,289	1,205,855
Intercompany loan payable	7,655,989	4,178,569
Deferred income taxes, net	65,417	94,846
Payable for investments purchased	53,574	21,008
Dividends payable	41,816	37,541
Derivative liabilities	291,706	223,861
Other liabilities	590,415	402,543

Total liabilities	22,242,195	17,311,990

Shareholders' Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding shares—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—158,330,220 and 155,601,779	158,330	156,602
Additional paid-in capital	1,533,102	1,435,590
Retained earnings	6,399,333	5,747,171
Accumulated other comprehensive income, net of deferred income tax of $172,798 and $238,881	321,293	399,381
Treasury stock, at cost—23,494,806 shares in 2006 and 22,554,528 shares in 2005	(1,207,804)	(1,147,100)

Total shareholders' equity	7,204,254	6,591,644

Total liabilities and shareholders' equity	$29,446,449	$23,903,634

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME

(In thousands)

	Years Ended December 31
	2006	2005	2004
Revenues:
Operating income	$99,454	$86,188	$70,443
Net investment income	25,117	27,343	24,379
Net realized gains (losses)	10,033	642	(2,282)
Net gains (losses) on derivative instruments	(335)	21,901	(9,521)

Total revenues	134,269	136,074	83,019

Expenses:
Interest expense	82,160	92,999	74,699
Penalties and disgorgement	—	75,000	—
Operating expenses	37,572	30,505	24,266

Total expenses	119,732	198,504	98,965

Gain (loss) before income taxes and equity in earnings of subsidiaries	14,537	(62,430)	(15,946)
Income tax provision (benefit)	4,436	(584)	(2,382)

Gain (loss) before equity in earnings of subsidiaries	10,101	(61,846)	(13,564)
Equity in earnings of subsidiaries	809,187	772,832	856,610

Net income	$819,288	$710,986	$843,046

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2006	2005	2004
Cash flows from operating activities:
Net income	$819,288	$710,986	$843,046
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(809,187)	(772,832)	(856,610)
Dividends from subsidiaries	839,000	95,000	747,300
Decrease (increase) in intercompany accounts receivable	38,796	(54,985)	(60,392)
Amortization of bond discount, net	1,803	24,826	27,078
Increase in accrued investment income	(116,116)	(75,604)	(35,191)
Increase in accrued interest payable	79,903	55,866	7,107
Penalties and disgorgement	—	75,000	—
Net realized (gains) losses on sale of investments	(10,033)	(642)	2,282
Net losses (gains) on derivative instruments and foreign exchange	335	(21,901)	9,521
Deferred income tax (benefit) provision	(2,020)	809	9,498
Stock option compensation	20,379	19,421	19,536
Other, net	57,802	94,393	56,397

Total adjustments to net income	100,662	(560,649)	(73,474)

Net cash provided by operating activities	919,950	150,337	769,572

Cash flows from investing activities:
Purchase of fixed-maturity securities, net of payable for investments purchased	(17,320,279)	(12,342,690)	(11,256,111)
Sale of fixed-maturity securities, net of receivable
for investments sold	13,504,550	9,011,846	8,383,227
(Purchase) sale of short-term investments	(759,496)	472,368	(374,596)
(Purchase) sale of other investments	(57,163)	(88,628)	(505,431)
Contributions to subsidiaries	(256,751)	(20,000)	(20,500)
Advances to subsidiaries, net	(55,555)	(20,119)	(25,391)
Other, investing	2,311	—	—

Net cash used by investing activities	(4,942,383)	(2,987,223)	(3,798,802)

Cash flows from financing activities:
Proceeds from issuance of investment agreements
and medium-term notes	5,749,040	4,209,459	5,160,019
Payments for drawdowns of investment agreements
and medium-term notes	(4,204,713)	(1,893,940)	(3,327,142)
Securities sold under agreements to repurchase, net	(476,592)	435	147,883
Dividends paid	(162,851)	(147,247)	(132,072)
Capital issuance costs	(2,209)	(2,899)	(2,353)
Net proceeds from issuance of long-term debt	—	—	348,548
Net repayment from retirement of long-term debt	—	(100,000)	(50,000)
Proceeds from affiliate loan	3,143,811	1,067,257	1,251,109
Payments for derivatives	(26,415)	(340)	—
Purchase of treasury stock	(61,353)	(369,715)	(375,030)
Exercise of stock options	44,221	23,249	63,390
Excess tax benefit on share-based payment	3,762	—	—

Net cash provided by financing activities	4,006,701	2,786,259	3,084,352

Net (decrease) increase in cash and cash equivalents	(15,732)	(50,627)	55,122
Cash and cash equivalents—beginning of year	51,617	102,244	47,122

Cash and cash equivalents—end of year	$35,885	$51,617	$102,244

Supplemental cash flow disclosures:
Income taxes paid (refunded)	$(12,603)	$(29)	$5,803
Interest paid:
Long-term debt	$78,304	$86,850	$70,388
Other borrowings	$1,561	$1,003	$463

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

3. Dividends from Subsidiaries

During 2006 and 2005, MBIA Insurance Corporation declared and paid dividends of $839.0 million and $95.0 million to MBIA Inc.

4. Obligations under Investment Agreement, Commercial Paper and Medium-Term Notes

The investment agreement business, as described in footnotes 2 and 19 to the consolidated financial statements of MBIA Inc. and subsidiaries is conducted by both the Registrant and its wholly owned subsidiary, MBIA Investment Management Corp.

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

Insurance Premiums Written	Direct Amount	Ceded to Other Value	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2006	$885,197	$98,591	$11,061	$797,667	1.4%

2005	$972,017	$127,107	$12,891	$857,801	1.5%

2004	$1,100,234	$158,831	$16,681	$958,084	1.7%

Securities and Exchange Commission

Washington, D.C. 20549

Exhibits

to

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission File No. 1-9583

MBIA Inc.

Exhibit Index

10.80	Key Employee Employment Protection Plan.

10.81	Form of Key Employee Employment Protection Agreement.

10.86	Form of Restricted Stock Agreement.

21.	List of Subsidiaries.

23.	Consent of PricewaterhouseCoopers LLP.

31.1	Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 302.

31.2	Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 302.

*32.1	Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 906.

*32.2	Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 906.

99.1	Additional Exhibits—MBIA Insurance Corporation GAAP Financial Statements.

*	Furnished Herewith