Form 10-Q
period 2007-06-30
MBIA INC
filed 2007-08-08
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007

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

As of July 30, 2007, 125,581,825 shares of Common Stock, par value $1 per share, were outstanding.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except per share amounts)

	June 30, 2007	December 31, 2006
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $30,384,811 and $27,327,315)(2007 includes hybrid financial instruments at fair value $678,963)	$30,398,657	$27,755,667
Investments held-to-maturity, at amortized cost (fair value $5,345,917 and $5,187,766)	5,368,999	5,213,464
Investment agreement portfolio pledged as collateral, at fair value (amortized cost $551,253 and $176,179)	541,266	175,834
Short-term investments, at amortized cost (which approximates fair value)	2,879,689	2,960,646
Other investments	919,700	971,707

Total investments	40,108,311	37,077,318

Cash and cash equivalents	418,332	269,277
Accrued investment income	565,490	526,468
Deferred acquisition costs	459,942	449,556
Prepaid reinsurance premiums	337,052	363,140
Reinsurance recoverable on unpaid losses	48,078	46,941
Goodwill	79,406	79,406
Property and equipment, at cost (less accumulated depreciation of $127,903 and $124,919)	99,240	105,950
Receivable for investments sold	102,030	77,593
Derivative assets	710,528	521,278
Other assets	225,425	246,103

Total assets	$43,153,834	$39,763,030

Liabilities and Shareholders’ Equity
Liabilities:
Deferred premium revenue	$3,096,434	$3,129,620
Loss and loss adjustment expense reserves	520,080	537,037
Investment agreements	13,361,280	12,482,976
Commercial paper	714,591	745,996
Medium-term notes (2007 includes hybrid financial instruments at fair value $364,196)	13,799,029	10,951,378
Variable interest entity floating rate notes	1,381,603	1,451,928
Securities sold under agreements to repurchase	524,101	169,432
Short-term debt	13,383	40,898
Long-term debt	1,214,134	1,215,289
Current income taxes	43,629	6,970
Deferred income taxes, net	398,451	476,189
Deferred fee revenue	14,991	14,862
Payable for investments purchased	231,187	319,640
Derivative liabilities	528,295	400,318
Other liabilities	528,812	616,243

Total liabilities	36,370,000	32,558,776

Commitments and contingencies (See Note 8)

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—160,169,947 and 158,330,220	160,170	158,330
Additional paid-in capital	1,627,913	1,533,102
Retained earnings	6,719,357	6,399,333
Accumulated other comprehensive income, net of deferred income tax of $93,178 and $172,798	164,630	321,293
Treasury stock, at cost (shares—33,625,513 and 23,494,806)	(1,888,236)	(1,207,804)

Total shareholders’ equity	6,783,834	7,204,254

Total liabilities and shareholders’ equity	$43,153,834	$39,763,030

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands except per share amounts)

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Insurance
Revenues:
Gross premiums written	$247,562	$251,476	$465,188	$424,348
Ceded premiums	(26,525)	(27,166)	(47,894)	(51,071)

Net premiums written	221,037	224,310	417,294	373,277

Scheduled premiums earned	174,732	169,130	345,433	336,845
Refunding premiums earned	45,935	47,606	85,732	85,790

Premiums earned (net of ceded premiums of $36,982, $37,086, $73,443 and $74,064)	220,667	216,736	431,165	422,635

Net investment income	146,185	144,636	292,291	283,752
Fees and reimbursements	4,634	4,019	14,802	12,193
Net realized gains (losses)	31,052	15,415	32,044	8,371
Net gains (losses) on financial instruments at fair value and foreign exchange	(14,058)	1,305	(12,211)	6,062

Total insurance revenues	388,480	382,111	758,091	733,013

Expenses:
Losses and loss adjustment	20,968	20,295	41,452	40,421
Amortization of deferred acquisition costs	17,433	17,122	34,062	33,388
Operating	35,043	35,684	67,612	72,224
Interest expense	20,711	18,786	42,447	31,704

Total insurance expenses	94,155	91,887	185,573	177,737

Insurance income	294,325	290,224	572,518	555,276

Investment management services
Revenues	390,330	294,299	752,409	552,505
Net realized gains (losses)	(6,097)	(295)	4,024	5,233
Net gains (losses) on financial instruments at fair value and foreign exchange	6,412	6,258	(11,617)	3,308

Total investment management services revenues	390,645	300,262	744,816	561,046
Interest expense	341,514	249,921	656,009	466,668
Expenses	22,795	18,461	45,458	36,051

Total investment management services expenses	364,309	268,382	701,467	502,719

Investment management services income	26,336	31,880	43,349	58,327

Corporate
Net investment income	7,739	3,508	13,729	7,072
Insurance recoveries	3,000	—	6,400	—
Net realized gains (losses)	(9,437)	841	(8,495)	1,467
Net gains (losses) on financial instruments at fair value and foreign exchange	(303)	138	(166)	138
Interest expense	20,182	20,170	40,361	40,301
Corporate expenses	8,461	3,360	16,916	5,668

Corporate loss	(27,644)	(19,043)	(45,809)	(37,292)

Income from continuing operations before income taxes	293,017	303,061	570,058	576,311

Provision for income taxes	81,186	83,138	159,616	158,185

Income from continuing operations	211,831	219,923	410,442	418,126

Income (loss) from discontinued operations, net of tax	—	1,439	—	2,230

Net income	$211,831	$221,362	$410,442	$420,356

Income from continuing operations per common share:
Basic	$1.66	$1.66	$3.17	$3.15
Diluted	$1.61	$1.61	$3.07	$3.06

Net income per common share:
Basic	$1.66	$1.67	$3.17	$3.17
Diluted	$1.61	$1.62	$3.07	$3.08

Weighted average number of common shares outstanding:
Basic	127,386,668	132,765,468	129,667,141	132,741,516
Diluted	131,460,764	136,634,382	133,785,874	136,658,183

Gross revenues from operations	780,124	686,860	1,514,375	1,302,736
Gross expenses from operations	487,107	383,799	944,317	726,425

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the six months ended June 30, 2007

(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2006	158,330	$158,330	$1,533,102	$6,399,333	$321,293	(23,495)	$(1,207,804)	$7,204,254

SFAS 155 transition adjustment	—	—	—	(1,928)	—	—	—	(1,928)

Comprehensive income:
Net income	—	—	—	410,442	—	—	—	410,442
Other comprehensive income (loss):
Change in unrealized appreciation of investments net of change in deferred income taxes of $142,230	—	—	—	—	(273,975)	—	—	(273,975)
Change in fair value of derivative instruments net of change in deferred income taxes of $60,750	—	—	—	—	112,822	—	—	112,822
Change in foreign currency translation net of change in deferred income taxes of $1,860	—	—	—	—	4,490	—	—	4,490

Other comprehensive income (loss)								(156,663)

Comprehensive income								253,779

Treasury shares acquired, net	—	—		—	—	(8,974)	(599,974)	(599,974)

Stock-based compensation	1,840	1,840	94,811	—	—	(1,157)	(80,458)	16,193

Dividends (declared per common share $0.680, paid per common share $0.650)	—	—	—	(88,490)	—	—	—	(88,490)

Balance, June 30, 2007	160,170	$160,170	$1,627,913	$6,719,357	$164,630	(33,626)	$(1,888,236)	$6,783,834

2007
Disclosure of reclassification amount:
Change in unrealized appreciation of investments arising during the period, net of taxes	$(259,120)
Reclassification adjustment, net of taxes	(14,855)

Change in net unrealized appreciation, net of taxes	$(273,975)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended June 30
	2007	2006
Cash flows from operating activities of continuing operations:
Net income	$410,442	$420,356
Income from discontinued operations, net of tax	—	(2,230)

Income from continuing operations	410,442	418,126

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Amortization of bond discount (premium), net	6,726	22,489
Increase in accrued investment income	(39,022)	(50,773)
Increase in deferred acquisition costs	(10,386)	(6,909)
Decrease in prepaid reinsurance premiums	26,088	21,910
(Increase) decrease in reinsurance recoverable on unpaid losses	(1,137)	14,493
Depreciation	5,078	6,648
Decrease in deferred premium revenue	(33,186)	(62,114)
Decrease in loss and loss adjustment expense reserves	(16,957)	(13,209)
Increase in accrued interest payable	64,918	59,232
Decrease in accrued expenses	(17,728)	(44,138)
Decrease in penalties and disgorgement accrual	(75,000)	—
Amortization of medium-term notes and commercial paper—(premium) discount, net	(9,424)	(8,841)
Net realized (gains) losses on sale of investments	(27,573)	(15,071)
Net (gains) losses on financial instruments at fair value and foreign exchange	23,994	(9,508)
Current income tax provision	36,659	51,970
Deferred income tax provision (benefit)	1,405	(25,644)
Share-based compensation	11,389	7,090
Decrease (increase) in salvage and subrogation	20,730	(2,308)
Other, net	29,212	(8,337)

Total adjustments to net income	(4,214)	(63,020)

Net cash provided by operating activities of continuing operations	406,228	355,106

Cash flows from investing activities of continuing operations:
Purchase of fixed-maturity securities	(16,921,551)	(9,762,390)
Sale of fixed-maturity securities	13,088,956	7,169,146
Redemption of fixed-maturity securities	44,383	152,521
Purchase of held-to-maturity investments	(667,144)	(53,438)
Redemptions of held-to-maturity investments	335,983	1,272,876
Net sale (purchase) of short-term investments	655,797	(150,533)
Net (purchase) sale of other investments	(5,963)	153,393
(Increase) decrease in receivable for investments sold	(24,437)	679
(Decrease) increase in payable for investments purchased	(88,453)	29,385
Capital expenditures	(2,524)	(4,394)
Disposals of capital assets	4,175	373
Other, investing	2,375	—

Net cash used by investing activities of continuing operations	(3,578,403)	(1,192,382)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of investment agreements	4,257,717	3,231,687
Payments for drawdowns of investment agreements	(3,382,029)	(2,301,845)
Decrease in commercial paper	(50,922)	(126,835)
Issuance of medium-term notes	4,473,280	1,878,722
Principal paydown of medium-term notes	(1,521,777)	(1,536,928)
Principal paydown of variable interest entity floating rate notes	(67,634)	(54,490)
Securities sold under agreements to repurchase, net	354,669	(138,189)
Dividends paid	(86,748)	(79,300)
Capital issuance costs	(2,549)	(1,201)
Net repayment of short-term debt	(27,515)	(17,847)
Payments for derivatives	(4,284)	(20,453)
Purchase of treasury stock	(674,738)	(14,468)
Exercise of stock options	47,796	10,751
Excess tax benefit on share-based payment	7,431	536
Other, financing	(1,467)	(955)

Net cash provided by financing activities of continuing operations	3,321,230	829,185

Discontinued operations:
Net cash provided by operating activities	—	246
Net cash provided by investing activities	—	175
Net cash used by financing activities	—	(2,148)

Net cash used by discontinued operations	—	(1,727)

Net increase (decrease) in cash and cash equivalents	149,055	(9,818)
Cash and cash equivalents - beginning of period	269,277	221,710

Cash and cash equivalents - end of period	$418,332	$211,892

Supplemental cash flow disclosures:
Income taxes paid	$114,984	$132,373
Interest paid:
Investment agreements	$304,431	$242,505
Commercial paper	19,268	20,308
Medium-term notes	299,201	188,262
Variable interest entity floating rate notes	35,903	25,312
Securities sold under agreements to repurchase	7,993	22,279
Other borrowings and deposits	1,691	3,800
Long-term debt	39,122	39,285
Non cash items:
Share-based compensation	$11,389	$7,090
Dividends declared but not paid	43,558	41,763

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for MBIA Inc. and Subsidiaries (“MBIA” or the “Company”). The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations.

The results of operations for the six months ended June 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. The December 31, 2006 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements include the accounts of MBIA Inc., its wholly owned subsidiaries and all other entities in which the Company has a controlling financial interest. All significant intercompany balances have been eliminated and business segment results are presented net of all material intersegment transactions. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the reclassification of amounts related to MBIA’s discontinued operations, which had no effect on net income, total assets, total liabilities or shareholders’ equity as previously reported.

NOTE 2: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 requires that the Company determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. FIN 48 also provides guidance on the derecognition, classification and disclosure of tax positions. MBIA adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See “Note 7: Income Taxes” for disclosures required by FIN 48.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that would otherwise require bifurcation. The fair value designation may be applied on an instrument-by-instrument basis; however, the election to apply fair value accounting is irrevocable. MBIA adopted the provisions of SFAS 155 on January 1, 2007 and applied SFAS 155 fair value measurement to certain structured investments and a medium-term note liability. The effect of adopting SFAS 155 resulted in a $1.9 million after-tax ($3.0 million pre-tax) decrease to opening retained earnings as of January 1, 2007, representing the difference between the fair values of the hybrid financial instruments and the reported carrying values as of December 31, 2006. The decrease in retained earnings includes after-tax gross gains of $0.3 million ($0.5 million pre-tax) and after-tax gross losses of $2.2 million ($3.5 million pre-tax). For the six months ended June 30, 2007, changes in the fair value of hybrid financial instruments resulted in a net pre-tax loss of $0.5 million, which is included in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statement of income.

Standards to be Adopted in Future Periods

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit with respect to dividends or dividend equivalents for non-vested restricted shares or restricted share units that are paid to employees be recorded as an increase to additional paid-in capital. MBIA currently records such tax benefit as a reduction of income tax expense. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, with early adoption permitted. MBIA is currently evaluating the impact of EITF Issue No. 06-11 on the Company’s financial statements and expects to adopt the provisions of EITF Issue No. 06-11 in the fourth quarter of 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 permits a reporting entity that is a party to a master netting agreement to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 and is required to be applied retrospectively for all financial statements presented unless it is impracticable to do so. MBIA is currently evaluating the impact of adopting FSP FIN 39-1 on the Company’s financial statements.

On April 18, 2007, the FASB issued an Exposure Draft (“ED”) entitled “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of SFAS 60, “Accounting and Reporting by Insurance Enterprises.” The ED clarifies how SFAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the methodologies to account for premium revenue and claim liabilities, as well as related disclosures. The proposals contained in the ED are not considered final accounting guidance until the FASB completes its due process procedures and issues a final statement, which could differ from the ED. Under the ED, MBIA would be required to recognize premium revenue only in proportion to contractual payments (principal and interest) made by the issuer of the insured financial obligation. The proposed recognition approach for a claim liability would require MBIA to recognize a claim liability when there is an expectation that a claim loss will exceed the unearned premium revenue (liability) on a policy basis based on the present value of expected cash flows. Additionally, the ED would require MBIA to provide expanded disclosures relating to factors affecting the recognition and measurement of financial guarantee contracts.

Following a 60 day comment period, the FASB has stated that they will hold a discussion forum with interested parties. The final statement is expected to be issued in the first quarter of 2008. The cumulative effect of initially applying the final statement will be recorded as an adjustment to the opening balance of retained earnings for that fiscal year. MBIA is in the process of evaluating how the exposure draft will impact its financial statements and has provided comments on the ED to the FASB. Until final guidance is issued by the FASB and is effective, MBIA will continue to apply its existing policies with respect to the establishment of both case basis and unallocated loss reserves and the recognition of premium revenue. A further description of the Company’s loss reserving and premium recognition policies are included in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides the Company an irrevocable option to measure eligible financial assets and liabilities at fair value, with changes in fair value recorded in earnings, that otherwise are not permitted to be accounted for at fair value under other accounting standards. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. MBIA is currently evaluating the provisions of SFAS 159 and their potential impact on the Company’s financial statements. MBIA will adopt the provisions of SFAS 159 beginning January 1, 2008.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 requires that fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. MBIA is currently evaluating the provisions of SFAS 157 and their potential impact on the Company’s financial statements. MBIA will adopt the provisions of SFAS 157 beginning January 1, 2008.

NOTE 3: Dividends Declared

Dividends declared by the Company during the six months ended June 30, 2007 were $88.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 4: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three and six months ended June 30, 2007 there were 357,131 and 351,778 stock options outstanding, respectively, and for the three and six months ended June 30, 2006, there were 1,753,611 and 1,765,924 stock options outstanding, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006:

	2nd Quarter		Year-to-date
In thousands except per share amounts	2007	2006	2007	2006
Income from continuing operations, net of tax	$211,831	$219,923	$410,442	$418,126
Income (loss) from discontinued operations, net of tax	—	1,439	—	2,230

Net income	$211,831	$221,362	$410,442	$420,356

Basic weighted-average shares	127,386,668	132,765,468	129,667,141	132,741,516
Effect of common stock equivalents:
Stock options	1,751,375	1,732,793	1,879,594	1,780,546
Restricted stock and units	2,322,721	2,136,121	2,239,139	2,136,121

Diluted weighted-average shares	131,460,764	136,634,382	133,785,874	136,658,183

Basic EPS:
Income from continuing operations	$1.66	$1.66	$3.17	$3.15
Income (loss) from discontinued operations	—	0.01	—	0.02

Net income	$1.66	$1.67	$3.17	$3.17

Diluted EPS:
Income from continuing operations	$1.61	$1.61	$3.07	$3.06
Income (loss) from discontinued operations	—	0.01	—	0.02

Net income	$1.61	$1.62	$3.07	$3.08

NOTE 5: Business Segments

MBIA manages its activities primarily through two principal business operations: insurance and investment management services. The Company’s reportable segments within its business operations are determined based on the way management assesses the performance and resource requirements of such operations.

The insurance operations is a reportable segment and provides an unconditional and irrevocable guarantee of the payment of principal of, and interest or other amounts owing on, insured obligations when due or, in the event that MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by MBIA Corp. MBIA issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and pools of corporate and asset-backed bonds, and bonds backed by other revenue sources such as corporate franchise revenues, both in the new issue and secondary markets. Additionally, MBIA insures credit default swaps primarily on pools of collateral, which it considers part of its core financial guarantee business. This segment includes all activities related to global credit enhancement services provided principally by MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”).

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

The asset/liability products segment principally consists of the activities of MBIA Investment Management Corp. (“IMC”), MBIA Global Funding, LLC (“GFL”) and Euro Asset Acquisition Limited (“EAAL”). IMC, along with MBIA Inc., provides customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provides customized products for funds that are invested as part of asset-backed or structured product transactions. GFL raises funds through the issuance of MTNs with varying maturities, which are, in turn, guaranteed by MBIA Corp. GFL lends the proceeds of these MTN issuances to MBIA Inc. (“GFL Loans”). MBIA Inc. invests the proceeds of investment agreements and GFL Loans in eligible investments, which consist of investment grade securities with a minimum average double-A credit quality rating. MBIA Inc. primarily purchases domestic securities, which are pledged to MBIA Corp. as security for its guarantees on investment agreements and MTNs. Additionally, MBIA Inc. loans a portion of the proceeds from investment agreements and MTNs to EAAL. EAAL primarily purchases foreign assets as permitted under the Company’s investment guidelines.

The advisory services segment primarily consists of the operations of MBIA Municipal Investors Service Corporation (“MBIA-MISC”), MBIA Capital Management Corp. (“CMC”) and MBIA Asset Management UK (“AM-UK”). MBIA-MISC provides investment management programs, including pooled investments products and customized asset management services. In addition, MBIA-MISC provides portfolio accounting and reporting for state and local governments, including school districts. MBIA-MISC is a Securities and Exchange Commission (“SEC”)-registered investment adviser. CMC provides fee-based asset management services to the Company, its affiliates and third-party institutional clients. CMC is a SEC-registered investment advisor and National Association of Securities Dealers member firm. AM-UK provides fee-based asset management services to the Company’s foreign insurance affiliates and EAAL, and to third-party institutional clients and investment structures. AM-UK is registered with the Financial Services Authority in the United Kingdom (“U.K.”).

The Company’s conduit segment administers three multi-seller conduit financing vehicles through MBIA Asset Finance, LLC. The conduits provide funding for multiple customers through special purpose vehicles that issue primarily commercial paper and medium-term notes.

The Company’s corporate operations are a reportable segment and include revenues and expenses that arise from general corporate activities, such as net investment income, net gains and losses, interest expense on MBIA Inc. debt and general corporate expenses.

In December 2006, MBIA completed the sale of Capital Asset Holdings GP, Inc. and certain affiliated entities (“Capital Asset”) and MBIA MuniServices Company and certain of its wholly owned subsidiaries (“MuniServices”). The sale of Capital Asset also included three variable interest entities (“VIEs”) established in connection with MBIA-insured securitizations of Capital Asset tax liens, which were consolidated within the Company’s insurance operations in accordance with FIN 46(R), “Consolidation of Variable Interest Entities (Revised).” MBIA’s municipal services segment consisted of the activities of MuniServices and Capital Asset. As a result of the sale of MuniServices and Capital Asset, the Company no longer reports municipal services operations and the assets, liabilities, revenues and expenses of these entities have been reported within discontinued operations for all periods presented prior to their sale in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” See “Note 15: Discontinued Operations” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for information relating to the Company’s discontinued operations.

Reportable segment results are presented net of material intersegment transactions. The following tables summarize the Company’s operations for the three and six months ended June 30, 2007 and 2006:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Three months ended June 30, 2007
In thousands	Insurance	Investment Management Services	Corporate	Total
Revenues(1)	$371,486	$390,330	$10,739	$772,555
Net realized gains (losses)	31,052	(6,097)	(9,437)	15,518
Net gains (losses) on financial instruments at fair value and foreign exchange	(14,058)	6,412	(303)	(7,949)

Total revenues	388,480	390,645	999	780,124
Interest expense	20,711	341,514	20,182	382,407
Operating expenses	73,444	22,795	8,461	104,700

Total expenses	94,155	364,309	28,643	487,107

Income (loss) before taxes	$294,325	$26,336	$(27,644)	$293,017

Identifiable assets	$12,590,435	$29,825,359	$738,040	$43,153,834

	Three months ended June 30, 2006
In thousands	Insurance	Investment Management Services	Corporate	Total
Revenues(1)	$365,391	$294,299	$3,508	$663,198
Net realized gains (losses)	15,415	(295)	841	15,961
Net gains (losses) on financial instruments at fair value and foreign exchange	1,305	6,258	138	7,701

Total revenues	382,111	300,262	4,487	686,860
Interest expense	18,786	249,921	20,170	288,877
Operating expenses	73,101	18,461	3,360	94,922

Total expenses	91,887	268,382	23,530	383,799

Income (loss) before taxes	$290,224	$31,880	$(19,043)	$303,061

Identifiable assets(2)	$13,046,718	$22,105,626	$455,943	$35,608,287

(1)	Represents the sum of net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.
(2)	At June 30, 2006, identifiable assets exclude $23.3 million related to the Company’s discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Six months ended June 30, 2007
In thousands	Insurance	Investment Management Services	Corporate	Total
Revenues(1)	$738,258	$752,409	$20,129	$1,510,796
Net realized gains (losses)	32,044	4,024	(8,495)	27,573
Net gains (losses) on financial instruments at fair value and foreign exchange	(12,211)	(11,617)	(166)	(23,994)

Total revenues	758,091	744,816	11,468	1,514,375
Interest expense	42,447	656,009	40,361	738,817
Operating expenses	143,126	45,458	16,916	205,500

Total expenses	185,573	701,467	57,277	944,317

Income (loss) before taxes	$572,518	$43,349	$(45,809)	$570,058

Identifiable assets	$12,590,435	$29,825,359	$738,040	$43,153,834

	Six months ended June 30, 2006
In thousands	Insurance	Investment Management Services	Corporate	Total
Revenues(1)	$718,580	$552,505	$7,072	$1,278,157
Net realized gains (losses)	8,371	5,233	1,467	15,071
Net gains (losses) on financial instruments at fair value and foreign exchange	6,062	3,308	138	9,508

Total revenues	733,013	561,046	8,677	1,302,736
Interest expense	31,704	466,668	40,301	538,673
Operating expenses	146,033	36,051	5,668	187,752

Total expenses	177,737	502,719	45,969	726,425

Income (loss) before taxes	$555,276	$58,327	$(37,292)	$576,311

Identifiable assets(2)	$13,046,718	$22,105,626	$455,943	$35,608,287

(1)	Represents the sum of net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.
(2)	At June 30, 2006, identifiable assets exclude $23.3 million related to the Company’s discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following tables summarize the segments within the investment management services operations for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30, 2007
In thousands	Asset/Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(1)	$324,646	$18,278	$55,389	$(7,983)	$390,330
Net realized gains (losses)	(5,842)	(6)	(249)	—	(6,097)
Net gains (losses) on financial instruments at fair value and foreign exchange	5,242	(39)	1,209	—	6,412

Total revenues	324,046	18,233	56,349	(7,983)	390,645
Interest expense	291,302	—	51,449	(1,237)	341,514
Operating expenses	14,556	12,746	2,058	(6,565)	22,795

Total expenses	305,858	12,746	53,507	(7,802)	364,309

Income (loss) before taxes	$18,188	$5,487	$2,842	$(181)	$26,336

Identifiable assets	$25,416,187	$43,858	$4,647,067	$(281,753)	$29,825,359

	Three months ended June 30, 2006
In thousands	Asset/Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(1)	$233,674	$16,407	$51,921	$(7,703)	$294,299
Net realized gains (losses)	(284)	(11)	—	—	(295)
Net gains (losses) on financial instruments at fair value and foreign exchange	7,394	(96)	(1,040)	—	6,258

Total revenues	240,784	16,300	50,881	(7,703)	300,262
Interest expense	205,339	—	47,268	(2,686)	249,921
Operating expenses	11,018	9,897	2,525	(4,979)	18,461

Total expenses	216,357	9,897	49,793	(7,665)	268,382

Income (loss) before taxes	$24,427	$6,403	$1,088	$(38)	$31,880

Identifiable assets	$18,728,808	$79,322	$3,559,085	$(261,589)	$22,105,626

(1)	Represents the sum of interest income, investment management services fees and other fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Six months ended June 30, 2007
In thousands	Asset/Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(1)	$618,822	$37,277	$112,077	$(15,767)	$752,409
Net realized gains (losses)	4,275	(2)	(249)	—	4,024
Net gains (losses) on financial instruments at fair value and foreign exchange	(10,557)	(40)	(1,020)	—	(11,617)

Total revenues	612,540	37,235	110,808	(15,767)	744,816
Interest expense	555,034	—	103,538	(2,563)	656,009
Operating expenses	26,505	27,244	4,179	(12,470)	45,458

Total expenses	581,539	27,244	107,717	(15,033)	701,467

Income (loss) before taxes	$31,001	$9,991	$3,091	$(734)	$43,349

Identifiable assets	$25,416,187	$43,858	$4,647,067	$(281,753)	$29,825,359

	Six months ended June 30, 2006
In thousands	Asset/Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(1)	$432,862	$30,782	$103,907	$(15,046)	$552,505
Net realized gains (losses)	5,232	1	—	—	5,233
Net gains (losses) on financial instruments at fair value and foreign exchange	1,888	(112)	1,532	—	3,308

Total revenues	439,982	30,671	105,439	(15,046)	561,046
Interest expense	379,273	—	92,805	(5,410)	466,668
Operating expenses	20,853	19,901	4,857	(9,560)	36,051

Total expenses	400,126	19,901	97,662	(14,970)	502,719

Income (loss) before taxes	$39,856	$10,770	$7,777	$(76)	$58,327

Identifiable assets	$18,728,808	$79,322	$3,559,085	$(261,589)	$22,105,626

(1)	Represents the sum of interest income, investment management services fees and other fees.

A significant portion of premiums reported within the insurance segment is generated outside the United States. The following table summarizes net premiums earned by geographic location of risk for the three and six months ended June 30, 2007 and 2006:

	2nd Quarter		Year-to-date
In thousands	2007	2006	2007	2006
Net premiums earned:
United States	$159,929	$154,756	$316,176	$301,263
Non-United States	60,738	61,980	114,989	121,372

Total	$220,667	$216,736	$431,165	$422,635

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 6: Loss and Loss Adjustment Expense Reserves (LAE)

MBIA establishes two types of loss and LAE reserves for non-derivative financial guarantees: case basis reserves and an unallocated loss reserve. See “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for information regarding the Company’s loss reserving policy. A summary of the case basis and unallocated activity and the components of the liability for loss and LAE reserves are presented in the following table:

In thousands	2Q 2007	1Q 2007
Case basis loss and LAE reserves:
Beginning balance	$333,906	$323,718
Less: reinsurance recoverable	47,625	46,941

Net beginning balance	286,281	276,777

Case basis transfers from unallocated loss reserve related to:
Current year	6,047	2,602
Prior years	11,298	31,120

Total	17,345	33,722

Net paid (recovered) related to:
Current year	343	(337)
Prior years	34,505	24,555

Total net paid	34,848	24,218

Net ending balance	268,778	286,281
Plus: reinsurance recoverable	48,078	47,625

Case basis loss and LAE reserve ending balance	316,856	333,906

Unallocated loss reserve:
Beginning balance	199,867	213,319
Losses and LAE incurred(1)	20,968	20,484
Channel Re elimination(2)	(266)	(214)
Transfers from case basis and LAE reserves	(17,345)	(33,722)

Unallocated loss reserve ending balance	203,224	199,867

Total	$520,080	$533,773

(1)	Represents the Company’s provision for losses calculated as 12% of scheduled net earned premium.
(2)

Represents the amount of losses and LAE incurred that have been eliminated in proportion to MBIA’s ownership interest in Channel Reinsurance Ltd. (“Channel Re”), which is carried on an equity-method accounting basis.

During the six months ended June 30, 2007, total net case basis activity transferred from the Company’s unallocated loss reserve was $51 million. Net case basis activity primarily consisted of incurred activity related to the Student Loan Finance Corporation (“SFC”) settlement and loss reserves for a multi-sector CDO and insured obligations within the home equity loan sector. Partially offsetting these loss reserves were reversals of previously established case basis reserves within the aircraft enhanced equipment trust certificates (“EETCs”) sector. The unallocated loss reserve approximated $203 million at June 30, 2007, which represents the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio but has not been specifically identified and is available for future case-specific activity. The Company recorded $41 million in losses and loss adjustment expenses in the six months ended June 30, 2007 based on 12% of scheduled net earned premium.

NOTE 7: Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. Prior to the adoption of FIN 48, the Company classified interest and/or penalties related to income taxes as a component of income from continuing operations. In connection with the adoption of FIN 48, the Company has elected to classify interest and penalties as components of income taxes. The total amount accrued for interest and penalties was $4.2 million at the date of adoption, and the interest and penalties recognized during the first six months of 2007 amounted to $1.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

MBIA’s major tax jurisdictions include the United States (“U.S.”), the U.K. and France. MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. Federal income tax returns have been examined through 2003. Currently, the Company is under an examination for the 2004 and 2005 years by the U.S. Internal Revenue Service. The U.K. tax matters have been substantially concluded through 2002. The French tax authority has concluded the examination through 2003 with the issue on the recognition of premium income for tax purposes pending resolution.

The total amount of unrecognized tax benefits at the date of adoption of FIN 48 was $28.8 million, which was included in the tax reserves. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $3.0 million as of June 30, 2007.

In April 2005, the French tax authority commenced an examination of the Company’s French tax return for 2002 and 2003. Upon completion of the audit, the Company received a notice of assessment in which the French tax authority has accelerated the way in which the Company recognizes earned premium for tax purposes, contrary to the French statutory method. The Company has protested and has filed for an appeal with respect to the assessment and the Company’s position is currently under review. Due to the uncertainty surrounding the outcome of the examination, the Company accrued the potential tax liability relating to the French tax audit for all open tax years through 2006 prior to the adoption of FIN 48. The total amount accrued with respect to the uncertain tax position is approximately $26.5 million and the related interest and penalties are approximately $4.2 million. It is reasonably possible that the French tax authority will rule in the Company’s favor within the next 12 months at which time the entire amount accrued, including the interest and penalties, will be reversed.

NOTE 8: Commitments and Contingencies

In the normal course of operating its businesses, the Company may be involved in various legal proceedings.

In July 2002, MBIA Corp. filed suit against Royal Indemnity Company (“Royal”) in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $355 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal had filed an action seeking a declaration that it is not obligated to pay on its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. Royal appealed the order, and, in connection with the appeal, pledged $403 million of investment grade collateral to MBIA Corp. to secure the entire amount of the judgment, with interest, and agreed to post additional security for future claims and interest.

On October 3, 2005, the U.S. Court of Appeals for the Third Circuit upheld the decision of the United States District Court for the District of Delaware insofar as it enforced the Royal insurance policies, but remanded the case to the District Court for a determination of whether the Royal policies cover all losses claimed under the policies. In particular, the Court of Appeals directed the District Court to consider whether the Royal policies would cover losses resulting from the misappropriation of student payments rather than from defaults by students. MBIA Corp. believes that the Royal policies would cover losses even if they result from misappropriation of student payments, but in any event it appears that all or substantially all of the claims made under the Royal policies relate to defaults by students rather than misappropriation of funds. Therefore, MBIA Corp. expected Royal to be required to pay all or substantially all of the claims made under its policies and to be reimbursed for any payments MBIA Corp. made under its policies.

Royal filed a petition with the Third Circuit requesting that the case be reheard, which was denied in April 2006. In April 2006, Royal filed a motion with the District Court seeking a release of the collateral it pledged in connection with its appeal of the District Court judgment against it in 2003.

On April 2, 2007, MBIA announced that MBIA Corp. reached an agreement with Royal to settle the outstanding litigation. The amount paid by Royal under the terms of the settlement was sufficient to repay the approximately $362 million of outstanding par amount of the bonds insured by MBIA as well as to reimburse MBIA for a portion of the claims that MBIA has paid to date under its insurance policies. As a result of the settlement, MBIA incurred approximately $20 million in losses in the first quarter of 2007. The loss represents a reduction to MBIA’s expected recoveries for claims it has paid to date under its policies and will be covered by MBIA’s unallocated loss reserves.

The District Court in Delaware entered a final judgment in the case implementing the settlement on March 30, 2007. The approximately $362 million of outstanding par amount of the bonds insured by MBIA were repaid in full during the second quarter of 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

In November 2004, the Company received identical document subpoenas from the SEC and the New York Attorney General’s Office (“NYAG”) requesting information with respect to non-traditional or loss mitigation insurance products developed, offered or sold by the Company to third parties from January 1, 1998 to the present. While the subpoenas did not identify any specific transaction, subsequent conversations with the SEC and the NYAG revealed that the investigation included the arrangements entered into by MBIA Corp. in 1998 in connection with the bankruptcy of the Delaware Valley Obligated Group, an entity that is part of Allegheny Health, Education and Research Foundation (“AHERF”).

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

On January 29, 2007, the Company announced that it and its principal operating subsidiary MBIA Corp. (together with MBIA, the “Companies”) had concluded civil settlements with the SEC, the NYAG, and the New York State Insurance Department (“NYSID”) with respect to transactions entered into by the Companies in 1998 following defaults on insured bonds issued by AHERF.

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

The foregoing summary description of the terms of the settlements is qualified in its entirety by reference to Exhibits 10.82-10.85 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

On July 25, 2007, the Company announced that the Independent Consultant retained by the Company in connection with the regulatory settlements completed his review. The Independent Consultant concluded that MBIA’s accounting and disclosures concerning these matters were consistent with GAAP and the federal securities laws. The Independent Consultant also reported to the SEC, the NYAG and the NYSID on the evaluation previously undertaken at the direction of the Audit Committee of MBIA’s board of directors by Promontory Financial Group LLC. Promontory’s review included a comprehensive assessment of the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

compliance organization and monitoring systems, internal audit functions, governance process and other controls, including risk management and records management policies and procedures. The Independent Consultant examined the design of Promontory’s review and the Company’s implementation of Promontory’s recommendations. The Independent Consultant found that both the Promontory review and MBIA’s implementation of Promontory’s recommendations were reasonable and concluded that no further changes or improvements to MBIA’s policies and procedures were necessary to achieve best practices.

The Independent Consultant reported his findings to the SEC, the NYAG and the NYSID, and to MBIA’s board of directors. The regulatory agencies have now completed their review of the Independent Consultant’s report. The Company does not expect any further enforcement actions in connection with the matters covered by the Independent Consultant’s report.

The Company was named as a defendant in private securities actions consolidated as In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). Joseph W. Brown, the Company’s former Chairman and Chief Executive Officer, Gary C. Dunton, the Company’s Chief Executive Officer, Nicholas Ferreri, the Company’s former Chief Financial Officer, Neil G. Budnick, formerly a Vice President of the Company and the Company’s former Chief Financial Officer and Douglas C. Hamilton, the Company’s Controller were also named as defendants in the suit, as were former Chairman and Chief Executive Officer David H. Elliott and former Executive Vice President, Chief Financial Officer and Treasurer Juliette S. Tehrani. The plaintiffs asserted claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs purport to be acting as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”). The allegations contained in the lawsuit included, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with the AHERF loss, and about the effectiveness of the Company’s internal controls. The plaintiffs alleged that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices throughout the Class Period.

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that these claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. The plaintiffs filed a notice of appeal on March 14, 2007. The Company does not expect the outcome of the private securities litigation to have a material adverse affect on its financial condition, although the outcome is uncertain and no assurance can be given that the Company will not suffer a loss.

Certain current and former officers of the Company and certain members of the Company’s Board of Directors were named as defendants in a shareholder derivative action filed in the Supreme Court of New York, Westchester County on November 9, 2005: Robert Purvis, Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph W. Brown, Neil G. Budnick, C. Edward Chaplin, David C. Clapp, Clifford D. Corso, Gary C. Dunton, Claire L. Gaudiani, Daniel P. Kearney, Laurence H. Meyer, Debra J. Perry, John A. Rolls, and Ruth M. Whaley (Case No. 20099-05) (the “Purvis Litigation”). The plaintiff asserted claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties by the named defendants in connection with the Company’s accounting for certain transactions, including the AHERF loss. In addition, the plaintiff alleged that the officer defendants were unjustly enriched as a result of such alleged breach. The lawsuit was dismissed on December 21, 2006, pursuant to court order and an agreement among all parties.

Certain current and former officers of the Company and certain current and former members of the Company’s Board of Directors have been named as defendants in a shareholder derivative action filed in the United States District Court, Southern District of New York, on April 24, 2006: J. Robert Orton Jr., Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph (Jay) W. Brown, Gary C. Dunton, Neil G. Budnick, Nicholas Ferreri, Douglas C. Hamilton, Juliette S. Tehrani, Richard L. Weill, David H. Elliott, Claire L. Gaudiani, Daniel P. Kearney, David C. Clapp, John A. Rolls, C. Edward Chaplin, Debra J. Perry, Laurence Meyer, Jeffrey W. Yabuki, Pierre-Henri Richard, William H. Gray III, Freda S. Johnson and James A. Lebenthal (Case No. 06 CV 3146) (the “Orton Litigation”). The plaintiff asserts claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties, insider trading, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002 by some or all of the named defendants in connection with alleged false statements in the Company’s financial statements arising from improper accounting for certain transactions, including agreements to reinsure the AHERF loss. The lawsuit seeks relief on behalf of the Company that includes disgorgement of certain compensation granted to such officers, unspecified damages, restitution of profits and compensation, legal costs, an order directing the Company to implement certain governance procedures and other equitable relief.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

A Special Litigation Committee of three independent directors of MBIA Inc. has determined after a good faith and reasonable investigation that pursuit of the Orton Litigation is not in the best interests of MBIA and its shareholders, and has moved to dismiss the action. The motion to dismiss is pending.

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

MBIA’s insurance operations are principally conducted through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). MBIA Insurance Corporation has triple-A financial strength ratings from Standard and Poor’s Corporation (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), Fitch Ratings Ltd. (“Fitch”) and Rating and Investment Information, Inc. Additionally, MBIA Insurance Corporation’s insurance subsidiaries have triple-A financial strength ratings from at least S&P and Moody’s. MBIA Corp. issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and pools of corporate and asset-backed bonds, and bonds backed by other revenue sources such as corporate franchise revenues, both in the new issue and secondary markets. Additionally, MBIA Corp. insures credit default swaps primarily on pools of collateral, which it considers part of its core financial guarantee business. The financial guarantees issued by MBIA Corp. provide an unconditional and irrevocable guarantee of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by MBIA Corp.

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

In December 2006, MBIA completed the sale of Capital Asset Holdings GP, Inc. and certain affiliated entities (“Capital Asset”) and MBIA MuniServices Company and certain of its wholly owned subsidiaries (“MuniServices”). The sale of Capital Asset also included three variable interest entities (“VIEs”) established in connection with MBIA-insured securitizations of Capital Asset tax liens, which were consolidated within the Company’s insurance operations in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities (Revised).” MBIA’s municipal services operations consisted of the activities of MuniServices and Capital Asset. As a result of the sale of MuniServices and Capital Asset, the Company no longer reports municipal services operations and the assets, liabilities, revenues and expenses of these entities have been reported within discontinued operations for all periods presented prior to their sale in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” See “Note 15: Discontinued Operations” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2006 for information relating to the Company’s discontinued operations.

The Company’s results of operations for the three and six months ended June 30, 2007 and 2006 are discussed in the “Results of Operations” section included herein. Results of operations are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

On July 25, 2007, MBIA announced that the Independent Consultant, who was retained by MBIA pursuant to its previously announced settlement with the Securities and Exchange Commission (“SEC”), the New York Attorney General’s Office (“NYAG”) and the New York State Insurance Department (“NYSID”), has completed his review. The Independent Consultant was retained to assess MBIA’s accounting and disclosures for its investment in Capital Asset Holdings GP, Inc., and for its exposure on notes issued by the US Airways 1998-1 Repackaging Trust. The Independent Consultant has concluded that MBIA’s accounting and disclosures concerning these matters were consistent with GAAP and the federal securities laws.

The Independent Consultant also reported to the SEC, the NYAG and the NYSID on the evaluation previously undertaken at the direction of the Audit Committee of MBIA’s board of directors by Promontory Financial Group LLC (“Promontory”). Promontory’s review included a comprehensive assessment of the Company’s compliance organization and monitoring systems, internal audit functions, governance process and other controls, including risk management and records management policies and procedures. The Independent Consultant examined the design of Promontory’s review and the Company’s implementation of Promontory’s recommendations. The Independent Consultant found that both the Promontory review and MBIA’s implementation of Promontory’s recommendations were reasonable and concluded that no further changes or improvements to MBIA’s policies and procedures were necessary to achieve best practices.

The Independent Consultant has reported his findings to the SEC, the NYAG and the NYSID, and to MBIA’s board of directors. The regulatory agencies have now completed their review of the Independent Consultant’s report. The Company does not expect any further enforcement actions in connection with the matters covered by the Independent Consultant’s report.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 requires that the Company determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. FIN 48 also provides guidance on the derecognition, classification and disclosure of tax positions. MBIA adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See “Note 7: Income Taxes” in the Notes to Consolidated Financial Statements for disclosures required by FIN 48.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Financial Liabilities.” SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that would otherwise require bifurcation. The fair value designation may be applied on an instrument-by-instrument basis, however, the election to apply fair value accounting is irrevocable. MBIA adopted the provisions of SFAS 155 on January 1, 2007 and applied SFAS 155 fair value measurement to certain structured investments and a medium-term note liability. The effect of adopting SFAS 155 resulted in a $1.9 million after-tax ($3.0 million pre-tax) decrease to

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

opening retained earnings as of January 1, 2007, representing the difference between the fair values of the hybrid financial instruments and the reported carrying values as of December 31, 2006. The decrease in retained earnings includes after-tax gross gains of $0.3 million ($0.5 million pre-tax) and after-tax gross losses of $2.2 million ($3.5 million pre-tax). For the six months ended June 30, 2007, changes in the fair value of hybrid financial instruments resulted in a pre-tax loss of $0.5 million, which is included in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statement of income.

Standards to be Adopted in Future Periods

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit with respect to dividends or dividend equivalents for non-vested restricted shares or restricted share units that are paid to employees be recorded as an increase to additional paid-in capital. MBIA currently records such tax benefit as a reduction of income tax expense. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, with early adoption permitted. MBIA is currently evaluating the impact of EITF Issue No. 06-11 on the Company’s financial statements and expects to adopt the provisions of EITF Issue No. 06-11 in the fourth quarter of 2007.

In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 permits a reporting entity that is a party to a master netting agreement to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 and is required to be applied retrospectively for all financial statements presented unless it is impracticable to do so. MBIA is currently evaluating the impact of adopting FSP FIN 39-1 on the Company’s financial statements.

On April 18, 2007, the FASB issued an Exposure Draft (“ED”) for public comment entitled “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of SFAS 60, “Accounting and Reporting by Insurance Enterprises.” The proposals contained in the ED are not considered final accounting guidance until the FASB completes its due process procedures and issues a final statement, which could differ from the ED. The FASB’s due process procedures include obtaining the comments from its constituency, including preparers of financial statements, users of financial statements such as investors and rating agencies, and other interested parties such as auditors and regulators. Following a 60-day comment period, the FASB has stated that they will hold a discussion forum with interested parties. The final statement is expected to be issued in the first quarter of 2008.

Under the ED, MBIA would be required to recognize premium revenue only in proportion to contractual payments (principal and interest) made by the issuer of the insured financial obligation. The proposed recognition approach for a claim liability would require MBIA to recognize a claim liability when there is an expectation that a claim loss will exceed the unearned premium revenue (liability) on a policy basis based on the present value of expected cash flows. Additionally, the ED would require MBIA to provide expanded disclosures relating to factors affecting the recognition and measurement of financial guarantee contracts.

While certain provisions of the ED are still being analyzed by the Company, MBIA believes that the cumulative effect of initially applying the premium recognition provisions of this ED would be material to its financial statements. Additionally, the proposed changes to premium and claim liability recognition would be substantially different than our current premium revenue and claim liability recognition methodologies.

Until final guidance is issued by the FASB and is effective, MBIA intends to continue to apply its existing policy with respect to the establishment of both case basis and unallocated loss reserves and the recognition of premium revenue. A further description of the Company’s loss reserving and premium recognition policies are included in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides the Company an irrevocable option to measure eligible financial assets and liabilities at fair value, with changes in fair value recorded in earnings, that otherwise are not permitted to be accounted for at fair value under other accounting standards. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

that contract. Up front costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. MBIA is currently evaluating the provisions of SFAS 159 and their potential impact on the Company’s financial statements. MBIA will adopt the provisions of SFAS 159 beginning January 1, 2008.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 requires that fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. MBIA is currently evaluating the provisions of SFAS 157 and their potential impact on the Company’s financial statements. MBIA will adopt the provisions of SFAS 157 beginning January 1, 2008.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The following table presents highlights of the Company’s consolidated financial results for the three and six months ended June 30, 2007 and 2006. Items listed under “Other per share information (effect on net income)” are items that we commonly identify for the readers of our financial statements because they are a by-product of the Company’s operations or due to general market conditions beyond the control of the Company.

	2nd Quarter		Year-to-date
In millions except per share amounts	2007	2006	2007	2006
Revenues:
Insurance	$388	$382	$758	$733
Investment management services	391	300	745	561
Corporate	1	5	11	9

Gross revenues from continuing operations	780	687	1,514	1,303

Expenses:
Insurance	94	92	186	178
Investment management services	364	268	701	503
Corporate	29	24	57	46

Gross expenses from continuing operations	487	384	944	727

Provision for income taxes	81	83	160	158

Income from continuing operations, net of tax	212	220	410	418
Income (loss) from discontinued operations, net of tax	—	1	—	2

Net income	$212	$221	$410	$420

Net income per share information:(1)
Net income	$1.61	$1.62	$3.07	$3.08
Other per share information (effect on net income):
Accelerated premium earned from refunded issues	$0.21	$0.21	$0.38	$0.38
Net realized gains (losses)	$0.08	$0.08	$0.13	$0.07
Net gains (losses) on financial instruments at fair value and foreign exchange	$(0.04)	$0.04	$(0.12)	$0.05
Net income from discontinued operations	$0.00	$0.01	$0.00	$0.02

(1)	All per share calculations are diluted.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Consolidated revenues in the second quarter of 2007 increased 14% to $780 million from $687 million in the second quarter of 2006. The growth in consolidated revenues was primarily due to a substantial increase in investment management services’ interest income resulting from strong growth in asset/liability products, partially offset by an increase in net realized losses. The increase in insurance revenues resulted from an increase in net realized gains and premiums earned, partially offset by net losses on financial instruments at fair value and foreign exchange. Corporate revenues declined due to net realized losses, partially offset by increases in net investment income and insurance recoveries, representing the reimbursement of a portion of expenses incurred in connection with the regulatory investigations of the Company and related litigation. Consolidated expenses in the second quarter of 2007 increased 27% to $487 million from $384 million in the second quarter of 2006. This increase was principally due to an increase in investment management services’ interest expense, which was commensurate with the increase in interest income. The increase in corporate expenses primarily resulted from an increase in costs allocated from the insurance operations, costs related to the retention of the Independent Consultant and other legal expenses associated with the regulatory investigations.

Net income in the second quarter of 2007 of $212 million was 4% lower compared with $221 million the second quarter of 2006. Net income per diluted share for the second quarter of 2007 was $1.61 compared with $1.62 for the same period in 2006. The decrease in net income per diluted share was due to the decline in net income offset by a decline in the number of diluted shares outstanding as a result of share repurchases by the Company under the share repurchase program.

Consolidated revenues for the first six months of 2007 increased 16% to $1,514 million from $1,303 million in the first six months of 2006. The growth in consolidated revenues was primarily due to a substantial increase in investment management services’ interest income resulting from strong growth in asset/liability products, partially offset by net losses on financial instruments at fair value and foreign exchange. The increase in insurance revenues resulted from an increase in net realized gains, interest income and premiums earned, partially offset by net losses on financial instruments at fair value and foreign exchange. The increase in corporate revenues resulted from an increase in net investment income and insurance recoveries, representing the reimbursement of a portion of expenses incurred in connection with the regulatory investigations of the Company and related litigation, partially offset by net realized losses. Consolidated expenses in the first six months of 2007 increased 30% to $944 million from $727 million in the first six months of 2006. This increase was principally due to an increase in investment management services’ and insurance interest expense, which was commensurate with the increase in interest income. The increase in corporate expenses primarily resulted from an increase in costs allocated from the Insurance operations, costs related to the retention of the Independent Consultant and other legal expenses associated with the regulatory investigations.

Net income in the first six months of 2007 of $410 million was 2% lower compared with the first six months of 2007. Net income per diluted share for the first six months of 2007 was $3.07 compared with $3.08 for the same period in 2006. The decrease in net income per diluted share was due to the decline in net income offset by a decline in the number of diluted shares outstanding as a result of the share repurchases by the Company.

The Company’s book value at June 30, 2007 was $53.61 per share, compared with $53.43 at December 31, 2006. The increase was principally driven by an increase in net income from operations and an increase in additional paid-in capital due to stock-based compensation activity partially offset by an increase in treasury stock as a result of the share repurchases by the Company.

INSURANCE OPERATIONS

The Company’s insurance operations principally comprise the activities of MBIA Corp. MBIA Corp. issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and pools of corporate and asset-backed bonds, both in the new issue and secondary markets. Additionally, MBIA Corp. insures credit default swaps primarily on pools of collateral, which it considers part of its core financial guarantee business.

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

The Company’s gross premiums written (“GPW”), net premiums written (“NPW”) and net premiums earned for the second quarter and first six months of 2007 and 2006 are presented in the following table:

					Percent Change
	2nd Quarter		Year-to-date		2nd Quarter	Year-to-date
In millions	2007	2006	2007	2006	2007 vs. 2006	2007 vs. 2006
Gross premiums written:
U.S.	$155	$136	$287	$249	14%	15%
Non-U.S.	92	115	178	175	(20)%	2%

Total	$247	$251	$465	$424	(2)%	10%

Net premiums written:
U.S.	$145	$125	$267	$229	16%	17%
Non-U.S.	76	99	150	144	(23)%	4%

Total	$221	$224	$417	$373	(1)%	12%

Net premiums earned:
U.S.	$160	$155	$316	$301	3%	5%
Non-U.S.	61	62	115	122	(2)%	(5)%

Total	$221	$217	$431	$423	2%	2%

GPW reflects premiums received and accrued for in the period and does not include the present value of future cash receipts expected from installment premium policies originated during the period. GPW was $247 million in the second quarter of 2007, down 2% from the second quarter of 2006. The decrease in GPW resulted from a large international public finance deal written in the second quarter of 2006 with no corresponding large deal written in the second quarter of 2007. However, U.S. public finance and structured finance GPW increased due to increases in both deal volume and the average deal size written in the second quarter of 2007. For the six months ended June 30, 2007, GPW increased 10% due to an increase in the number of deals and the average deal size written compared with the same period of 2006.

NPW represents gross premiums written net of premiums ceded to reinsurers. Reinsurance enables the Company to cede exposure and comply with its single risk and credit guidelines, although the Company continues to be primarily liable on the reinsured policies. NPW decreased 1% to $221 million in the second quarter of 2007 from $224 million in the second quarter of 2006. The decrease in the second quarter of 2007 was a result of the decrease in GPW. Premiums ceded to reinsurers from all insurance operations were $26 million or 11% of GPW in the second quarter of 2007 and 2006. For the six months ended June 30, 2007, NPW increased 12% as a result of the increase in GPW and a decrease in premiums ceded to reinsurers. Premiums ceded to reinsurers in the six months ended June 30, 2007 were $48 million or 10% of GPW compared with $51 million or 12% of GPW in the first six months of 2006.

Net premiums earned include scheduled premium earnings, as well as premium earnings from refunded issues. Net premiums earned in the second quarter of 2007 of $221 million increased 2% from $217 million in the second quarter of 2006. The increase in net premiums earned was due to a 3% increase in scheduled premiums earned offset by a 4% decrease in refunded premiums earned. In the six months ended June 30, 2007, net premiums earned were $431 million, an increase of 2% compared with $423 million in the six months ended June 30, 2006. The increase in net premiums earned was due to a 3% increase in scheduled premiums earned offset by a slight decrease in refunded premiums earned.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

MBIA evaluates the premium rates it charges for insurance guarantees through the use of internal and external rating agency quantitative models. These models assess the Company’s premium rates and return on capital results on a risk adjusted basis. In addition, market research data is used to evaluate pricing levels across the financial guarantee industry for comparable risks, when available. Our pricing levels indicate continued acceptable trends in overall portfolio profitability under all models, and we believe the pricing charged for our insurance products produces results that meet our long-term return on capital targets.

When an MBIA-insured obligation is refunded or retired early, the related remaining deferred premium revenue is earned at that time. The level of refundings and calls is influenced by a variety of factors such as prevailing interest rates, the coupon rate of the issue, the issuer’s desire or ability to modify covenants and applicable regulations under the Internal Revenue Code. Additionally, the Company may receive premiums upon the early termination of installment-based policies, which are earned when received and included in premiums from refunded issues. Given the variety of factors that influence the level of refundings and early terminations of insured obligations, premium earnings from such insured obligations may vary from period to period.

CREDIT QUALITY Financial guarantee companies use a variety of approaches to assess the underlying credit risk profile of their insured portfolios. MBIA uses both an internally developed credit rating system as well as third-party rating sources in the analysis of credit quality measures of its insured portfolio. In evaluating credit risk, the Company obtains, when available, the underlying rating of the insured obligation before the benefit of its insurance policy from nationally recognized rating agencies (Moody’s, S&P and Fitch). All references to insured credit quality distributions contained herein reflect the underlying rating levels from these third-party sources. Other companies within the financial guarantee industry may report credit quality information based upon internal ratings that would not be comparable to MBIA’s presentation.

Total net par insured rated A or above before giving effect to MBIA’s guarantee was 79% for the six months ended June 30, 2007 compared with 78% for the same period of 2006. The increase in the percentage of net par insured rated A or above reflects a change in the mix of business written among sectors that typically have differing credit rating levels. At June 30, 2007 and 2006, 81% of the Company’s outstanding net par insured was rated A or above before giving effect to MBIA’s guarantee.

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are presented in the following table:

Global Public Finance In millions					Percent Change
	2nd Quarter		Year-to-date		2nd Quarter	Year-to-date
	2007	2006	2007	2006	2007 vs. 2006	2007 vs. 2006
Gross premiums written:
U.S.	$87	$77	$154	$126	14%	21%
Non-U.S.	54	86	108	108	(38)%	0%

Total	$141	$163	$262	$234	(14)%	12%

Net premiums written:
U.S.	$86	$74	$152	$123	16%	23%
Non-U.S.	46	76	94	93	(40)%	2%

Total	$132	$150	$246	$216	(12)%	14%

Net premiums earned:
U.S.	$100	$101	$200	$191	0%	5%
Non-U.S.	29	36	57	64	(23)%	(10)%

Total	$129	$137	$257	$255	(6)%	1%

Global public finance GPW decreased 14% to $141 million in the second quarter of 2007 from $163 million in the second quarter of 2006. U.S. GPW increased 14% as a result of business written in the transportation, higher education and healthcare sectors despite overall continued tight credit spreads and strong competition in the U.S. public finance market. Non-U.S. GPW decreased 38% resulting from a non-U.S. public finance policy with an upfront premium written in the transportation sector in the second quarter of 2006 for $55 million with no corresponding large upfront policy written in the second quarter of 2007. NPW decreased 12% to $132 million in the second quarter of 2007 as a result of the decrease in GPW offset by a lower cession rate. The overall cession rate

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

for business written during the second quarter of 2007 was 7% compared with 8% in the second quarter of 2006. In the second quarter of 2007, global public finance net premiums earned decreased 6% to $129 million from $137 million in the second quarter of 2006. The decrease principally resulted from an $8 million decrease in refunded premiums earned from non-U.S. business.

For the six months ended June 30, 2007, global public finance GPW increased 12% to $262 million compared with $234 million in the first six months of 2006. U.S. GPW increased 21% as a result of business written in the transportation and higher education sectors despite overall continued tight credit spreads and strong competition in the U.S. public finance market. Non-U.S. GPW remained flat as the impact of the $55 million non-U.S. public finance upfront policy written in the second quarter of 2006 was entirely offset by several large policies written in the utilities and healthcare sectors primarily in the first quarter of 2007. NPW increased 14% to $246 million in the first six months of 2007 as a result of the increase in GPW and a lower cession rate. The overall cession rate for business written during the first six months of 2007 was 6% compared with 8% in the first six months of 2006. In the first six months of 2007, global public finance net premiums earned increased 1% to $257 million from $255 million in the first six months of 2006. The increase principally resulted from a $10 million increase in refunded premiums earned from U.S. business and a $4 million increase in scheduled premiums earned from non-U.S. business, partially offset by an $11 million decrease in refunded premiums earned from non-U.S. business and a $1 million decrease in scheduled premiums earned from U.S. business.

Total net par insured rated A or above before giving effect to the Company’s guarantee represented 87% of global public finance business written in the first six months of 2007, up from 84% in the first six months of 2006. At June 30, 2007 and 2006, 83% of the outstanding global public finance net par insured was rated A or above before the Company’s guarantee.

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are presented in the following table:

					Percent Change
Global Structured Finance In millions	2nd Quarter		Year-to-date		2nd Quarter	Year-to-date
	2007	2006	2007	2006	2007 vs. 2006	2007 vs. 2006
Gross premiums written:
U.S.	$68	$59	$133	$123	15%	9%
Non-U.S.	38	29	70	67	33%	4%

Total	$106	$88	$203	$190	21%	7%

Net premiums written:
U.S.	$59	$51	$116	$106	15%	10%
Non-U.S.	30	23	55	51	34%	8%

Total	$89	$74	$171	$157	21%	9%

Net premiums earned:
U.S.	$60	$54	$116	$110	10%	6%
Non-U.S.	32	26	58	58	28%	0%

Total	$92	$80	$174	$168	16%	4%

Global structured finance GPW increased 21% in the second quarter of 2007 to $106 million from $88 million in the second quarter of 2006 as a result of increases in both U.S. and non-U.S. business written. The increase in U.S. business written compared with the second quarter of 2006 was primarily in the residential mortgage-backed and collateralized debt obligation sectors. The increase in non-U.S. business written was largely due to the termination of an installment-based policy in the second quarter of 2007 for which a premium of $9 million was received upon termination. In the second quarter of 2007, NPW increased 21% due to the increase in GPW. The overall cession rate for business written during the second quarter of 2007 and 2006 was 16%. In the second quarter of 2007, global structured finance net premiums earned of $92 million were 16% higher than the second quarter of 2006. The increase in net premiums earned primarily resulted from a $6 million increase in refunded premiums earned from non-U.S. business.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

In the first six months of 2007, global structured finance GPW increased 7% to $203 million compared with $190 million in the first six months of 2006 as a result of increases in both U.S. and non-U.S. business written. The increase in U.S. business written was due to an increase in the volume of policies written during the first six months of 2007, primarily in the residential mortgage-backed and collateralized debt obligation sectors, compared with the first six month of 2006. The increase in non-U.S. business written was largely due to the $9 million of premium received upon the termination of an installment-based policy in the second quarter of 2007. In the first six months of 2007, NPW increased 9% due to the increase in GPW and lower cession rate. The overall cession rate for business written during the first six months of 2007 and 2006 was 16% and 17%, respectively. In the first six months of 2007, global structured finance net premiums earned of $174 million were 4% higher compared with $168 million in the first six months of 2006. The increase in net premiums earned primarily resulted from a $6 million increase in scheduled premiums earned from U.S. business.

MBIA’s global structured finance net par insured rated A or above before giving effect to the Company’s guarantee was 76% in the first six months of 2007, up from 70% in the same period of 2006. At June 30, 2007, 78% of the outstanding global structured finance net par insured was rated A or above before giving effect to the Company’s guarantee, slightly higher than 77% as of June 30, 2006.

As of June 30, 2007, MBIA had $5.1 billion of net par outstanding from direct exposure to the subprime mortgage sector, representing less than 1% of total insured net par outstanding. Over half of the exposure written in this sector was insured by MBIA in 2005, 2006 and the first quarter of 2007 and was exclusively insured in the secondary market. Additionally, all of the exposure insured during 2005, 2006 and the first six months of 2007 had credit quality ratings of triple-A before the benefit of MBIA’s insurance at the time the exposure was insured. As of June 30, 2007, 91.8% of MBIA’s total net par outstanding from direct exposure to the subprime mortgage sector had an underlying average credit quality rating of single A or better.

INVESTMENT INCOME The Company’s insurance-related net investment income for the second quarter and first six months of 2007 and 2006 and ending asset balances at amortized cost as of June 30, 2007 and December 31, 2006 are presented in the following table:

					Percent Change
	2nd Quarter		Year-to-date		2nd Quarter	Year-to-date
In millions	2007	2006	2007	2006	2007 vs. 2006	2007 vs. 2006
Pre-tax income	$146	$145	$292	$284	1%	3%
After-tax income	$114	$113	$227	$223	0%	2%

Ending asset balances at amortized cost			$10,851	$11,431		(5)%

The Company’s insurance-related net investment income, excluding net realized gains and losses, increased 1% to $146 million in the second quarter of 2007 and 3% to $292 million in the first six months of 2007 compared with the same periods of 2006. After-tax net investment income of $114 million in the second quarter of 2007 increased slightly compared with the second quarter of 2006. After-tax net investment income of $227 million in the first six months of 2007 increased 2% compared with the first six months of 2006. Growth in pre-tax investment income in the second quarter and the first six months of 2007 reflect an increase in consolidated VIE interest income of $5 million and $11 million, respectively. VIE interest income is generated from interest bearing assets held by such entities and supports the payment of interest expense on debt issued by these entities. Additionally, pre-tax investment income for the second quarter of 2007 and first six months of 2007 included $2 million and $5 million, respectively, related to Northwest Airlines’ enhanced equipment trust certificates compared with $3 million for the second quarter and first six months of 2006. The Company received the Northwest Airlines’ enhanced equipment trust certificates in connection with a remediation and sold the certificates in the second quarter of 2007. See the Risk Management section for additional information on the Northwest Airlines’ enhanced equipment trust certificates.

Excluding interest income related to VIEs and the Northwest Airlines’ enhanced equipment trust certificates, insurance-related net investment income decreased 2% on a pre-tax and after-tax basis in the first six months of 2007 compared with the first six months of 2006. These decreases were attributable to a decline in average invested assets as a result of dividends paid from MBIA Corp. to MBIA Inc. in December 2006 and April 2007 and claim payments made in the fourth quarter of 2006 to call two MBIA-insured transactions, partially offset by the effect of higher average investment yields. Ending asset balances at amortized cost, excluding VIE and Northwest Airlines’ enhanced equipment trust certificates assets, were $9.5 billion at June 30, 2007 compared with $9.6 billion at December 31, 2006. Tax-exempt investments represented 54% of ending asset balances, excluding VIE and Northwest Airlines’ enhanced equipment trust certificates assets, at June 30, 2007 compared with 55% at December 31, 2006.

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

Fee and reimbursement revenues increased 15% to $5 million in the second quarter of 2007 from $4 million in the second quarter of 2006. In the six months ended June 30, 2007, fee and reimbursement revenues increased 21% to $15 million from $12 million in the six months ended June 30, 2006. The increase in the second quarter of 2007 was principally driven by an increase in work fees and waiver and consent fees, offset by a decline in termination fees. The increase in the first six months of 2007 was principally driven by an increase in loss prevention expense reimbursements related to Eurotunnel and an increase in work fees, offset by a decline in termination fees. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

NET GAINS AND LOSSES Net realized gains in our insurance operations were $31 million in the second quarter of 2007 compared with net realized gains of $15 million in the second quarter of 2006. In the first six months of 2007, net realized gains in our insurance operations were $32 million compared with net realized gains of $8 million in the first six months of 2006. Net realized gains and losses are largely due to sales of investment securities. Additionally, net realized gains in the second quarter of 2007 included $31.8 million of gains related to the disposition of Delta and Northwest Airlines’ enhanced equipment trust certificates the Company received from insurance remediations and net realized losses in the first six months of 2006 included a $14 million impairment loss recorded on a salvage receivable in the first quarter of 2006.

Net gains and losses on financial instruments at fair value and foreign exchange in our insurance operations represent changes in the market value of the Company’s insured credit derivative portfolio and changes in the U.S. dollar value of non-U.S. dollar assets and liabilities. Gains and losses on credit derivatives are largely driven by movements in credit spreads primarily affecting the Company’s insured portfolio of credit default swaps on CDOs.

Net losses on financial instruments at fair value and foreign exchange were $14 million in the second quarter of 2007 compared with net gains of $1 million in the second quarter of 2006. Net losses in the second quarter of 2007 primarily consisted of mark-to-market net losses of $14 million on insured credit derivative contracts, principally due to widening credit spreads in CDO sectors. Net gains in the second quarter of 2006 consisted of $4 million of foreign exchange gains on short-term investments offset by $3 million of mark-to-market net losses on credit derivative instruments.

Net losses on financial instruments at fair value and foreign exchange were $12 million in the first six months of 2007 compared with net gains of $6 million in the first six months of 2006. Net losses in the first six months of 2007 consisted of $16 million of mark-to-market net losses on credit derivative instruments offset by $4 million of foreign exchange gains on cash and investments. Net gains in the first six months of 2006 consisted of $5 million of foreign exchange gains on short-term investments and $1 million of mark-to-market net gains on credit derivative instruments.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) The following table presents the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves as of June 30, 2007 and 2006, as well as its loss provision and case basis activity for the six months ended June 30, 2007 and 2006.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

	June 30,		Percent Change
In millions	2007	2006	2007 vs. 2006
Case-specific:
Gross	$317	$451	(30)%
Reinsurance recoverable on unpaid losses	48	44	8%

Net case reserves	$269	$407	(34)%
Unallocated	203	257	(21)%

Net loss and LAE reserves	$472	$664	(29)%

Losses and LAE	$41	$40	3%

Case basis activity	$51	$(8)	n/m

n/m – Percentage change not meaningful

The Company recorded $41 million in losses and LAE in the first six months of 2007, which increased 3% compared with $40 million in the first six months of 2006. The percentage increase in losses and LAE corresponds to the increase in scheduled net earned premium, as scheduled net earned premium is the base upon which the Company’s 12% loss factor is applied. As of June 30, 2007, the Company had $203 million in unallocated loss reserves, which represent the Company’s estimate of losses associated with credit deterioration that have occurred in the Company’s insured portfolio but have not been specifically identified and are available for future case-specific activity.

Total net case basis activity transferred from the Company’s unallocated loss reserve was $51 million during the six months ended June 30, 2007 compared with $8 million of net case basis activity transferred to the Company’s unallocated loss reserve during the six months ended June 30, 2006. Net case basis activity during 2007 primarily consisted of loss reserves for insured obligations related to the Student Loan Finance Corporation (“SFC”), a multi-sector CDO and insured obligations within the home equity loan sector. Partially offsetting these loss reserves were reversals of previously established case basis reserves within the aircraft enhanced equipment trust certificates (“EETCs”) sector. Net case basis activity during 2006 primarily consisted of reversals of previously established case basis reserves within the EETCs and manufactured housing sectors, partially offset by loss reserves for insured obligations within the CDO and equipment lease pools sectors, insured obligations within MBIA’s guaranteed tax lien portfolio and insured obligations issued by Allegheny Health, Education and Research Foundation (“AHERF”).

In July 2002, MBIA Corp., together with Wells Fargo Bank N.A. in its capacity as trustee, filed suit in Delaware federal district court against Royal Indemnity Corporation (“Royal”) to enforce insurance policies that Royal issued guaranteeing vocational loans originated by SFC. MBIA Corp. insured eight securitizations that were collateralized by the SFC vocational student loans guaranteed by Royal. In April 2007, MBIA reached an agreement with Royal to settle its outstanding litigation against Royal related to SFC. In the second quarter of 2007, under the terms of the settlement Royal paid an amount sufficient to repay the approximately $362 million of outstanding par amount of the bonds insured by MBIA as well as to reimburse MBIA for a portion of the claims that MBIA has paid to date under its insurance policies. As a result of the settlement, MBIA recorded a $20 million case basis loss in the first quarter of 2007. The loss represents a reduction to MBIA’s expected recoveries for claims it has paid to date under its policies. The District Court in Delaware has entered a final judgment in the case implementing the settlement.

In July 2006, Eurotunnel petitioned the Paris Commercial Court for protection from its creditors under a safeguard procedure, a new French reorganization statute with limited similarities to a U.S. Chapter 11 reorganization. On August 2, 2006, the commercial court granted Eurotunnel protection under the safeguard procedure. On January 15, 2007, following approval of a safeguard plan by its creditors, bondholders, vendors and employees, the commercial court approved the safeguard plan and ordered the implementation of the safeguard plan. On June 28, 2007, Eurotunnel implemented the safeguard plan.

Under Eurotunnel’s safeguard plan, holders of Eurotunnel senior debt received cash in full for their claims and, accordingly, MBIA’s exposure to Eurotunnel senior debt was reduced to zero. Additionally, MBIA recovered claim payments it had made with respect to Eurotunnel senior debt. Under the safeguard plan, holders of Eurotunnel Tier 1A debt received cash in full for their claims and, on June 29, 2007, Fixed-Link Finance 2, B.V. (“FLF2”) used that cash to repay all of its outstanding notes and to reimburse MBIA for the 18 million British pound claim payment it made in the first quarter of 2007. MBIA’s exposure to Eurotunnel through FLF2

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

and to FLF2 debt was reduced to zero. Under the safeguard plan, holders of Eurotunnel Tiers 1 and 2 debt received cash in full for their claims and holders of Eurotunnel Tier 3 debt received approximately 62% of their claims in cash. Fixed-Link Finance, B.V. (“FLF1”) will use the cash received on account of its Tiers 1, 2 and 3 claims to make scheduled interest payments through February 1, 2009, at which time all available cash will be used to repay FLF1’s outstanding notes in order of priority. As a result of this development, S&P raised its ratings on the FLF1 Class A and B notes to AAA/Stable, noting that the recoveries of the Class A and B notes are wholly secured by cash. The Class A and B notes are pari passu with the Class G notes guaranteed by MBIA and recoveries of the Class G notes are also wholly secured by cash. Accordingly, although FLF1 no longer owns any Eurotunnel debt, MBIA remains exposed to FLF1 through February 1, 2009. At June 30, 2007, MBIA’s exposure to FLF1 debt on account of the Class G notes was approximately $730 million in net par outstanding. MBIA has not paid and does not expect to pay any claims with respect to its exposure to FLF1. The Company believes that it will not incur an ultimate loss on its Eurotunnel exposure and, therefore, has not established a case basis loss reserve for this credit.

MBIA underwrites subprime mortgages directly through residential mortgage-backed securities securitizations and indirectly through CDOs, in which MBIA guarantees the triple-A rated portion of such transactions. Over the last several months, there has been considerable stress in the subprime mortgage market, particularly related to mortgage loans originated during 2005 and 2006. While transactions guaranteed by MBIA include collateral consisting of mortgages originated during 2005 and 2006, we believe that there is sufficient subordination below MBIA’s insured portion of such transactions to absorb any losses from collateral defaults. Therefore, as of June 30, 2007, there are no insured subprime mortgage transactions with 2005 and 2006 subprime mortgage collateral appearing on the Company’s Classified List or Caution Lists. An explanation of the Company’s “Classified List” and “Caution Lists” is provided below.

The Company has significant exposures in its insured portfolio relating to regions impacted by Hurricane Katrina. Insured credits in these regions encompass various types of sectors, including general obligation bonds, tax-backed, healthcare, transportation and higher education, among others. The Company is continuing its communication with issuers, trustees and relevant state officials to evaluate the actual and potential impact that the hurricane may have on its insured credits. To date, the Company has paid $8 million in claim payments, for which it has been fully reimbursed.

MBIA continues to closely monitor the manufactured housing sector, which has experienced stress during the last several years. MBIA ceased writing business in this sector in 2000, other than through certain MBIA-insured CDO transactions. At June 30, 2007, the Company had $21 million in case basis reserves, net of reinsurance, covering net insured par outstanding of $554 million on three different transactions within the manufactured housing sector. The Company had additional manufactured housing exposure of $1.5 billion in net insured par outstanding as of June 30, 2007, of which approximately 31% has been placed on the Company’s “Caution List-Medium” and “Caution List-High.”

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

In the event MBIA determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that insured issue. As of June 30, 2007, MBIA had 37 open case basis issues on its “Classified List” that had $269 million in aggregate case reserves, net of reinsurance. The Company does not establish any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” until such issues are placed on the Company’s “Classified List.”

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is probable and estimable in the future. As of June 30, 2007, case basis reserves consisted of the following:

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Dollars in millions	Number of case basis issues	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	31	$289	$2,710
Issues without defaults	6	28	500

Total gross	37	$317	$3,210

Net of reinsurance:
Issues with defaults	31	$262	$2,187
Issues without defaults	6	7	445

Total net	37	$269	$2,632

When MBIA becomes entitled to the underlying collateral or to a reimbursement of an insured credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset. Such amounts are included in the Company’s balance sheet within “Other assets.” As of June 30, 2007 and December 31, 2006, the Company had salvage and subrogation of $159 million and $180 million, respectively. The decrease from December 31, 2006 principally resulted from collections. The amount recorded as salvage and subrogation may be influenced by several factors during any period, such as the level of claim payments made for which the Company is entitled to reimbursements, amounts collected and impairment write-downs.

RISK MANAGEMENT In an effort to mitigate losses, MBIA is regularly involved in the ongoing remediation of credits that may involve, among other things, waivers or renegotiations of financial covenants or triggers, waivers of contractual provisions, the granting of consents, and the taking of various other remedial actions. The nature of any remedial action is based on the type of the insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, MBIA is able to improve its security position and obtain concessions from the issuer of the insured bonds. From time to time, the issuer of an MBIA-insured obligation may, with the consent of MBIA, restructure the insured obligation by extending the term, increasing or decreasing the par amount or decreasing the related interest rate with MBIA insuring the restructured obligation. If, as the result of the restructuring, MBIA estimates that it will incur an ultimate loss on the restructured obligation, MBIA will record a case basis loss reserve for the restructured obligation or, if it has already recorded a case basis loss reserve, it will re-evaluate the impact of the restructuring on the recorded reserve and adjust the amount of the reserve as appropriate.

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

Due to certain continuing rights MBIA possessed with respect to the Certificates, MBIA recorded the Certificates and the related financing on its balance sheet under the requirements of SFAS 140. The Certificates were included within “Short-term investments” and the related financing was included within “Payable for investments purchased” on the Company’s consolidated balance sheets. During the second quarter of 2007, MBIA no longer possessed its continuing rights with respect to the Certificates and, therefore, has removed the Certificates and related financing from its consolidated balance sheet as of June 30, 2007.

REINSURANCE Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models. Over the past several years, most of MBIA’s reinsurers have been downgraded and others remain under review. Any reduced capital credit associated with reinsurer downgrades has not and is not expected to have a material adverse effect on the Company. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including rating downgrades of its reinsurers. Additionally, under New York State insurance regulations, MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of June 30, 2007, the aggregate amount of insured par ceded by MBIA to reinsurers under reinsurance agreements was $74 billion. Additionally, the Company has other reimbursement agreements not accounted for as reinsurance, primarily with a double-A rated reinsurer, covering $5 billion of insured par. The following table presents the percentage ceded to and reinsurance recoverable from reinsurers by rating levels:

Reinsurers	Standard & Poor’s Rating		Moody’s Rating	Percentage of Total Par Ceded	Reinsurance Recoverable (in thousands)
Channel Reinsurance Ltd.	AAA		Aaa	52.37%	$7,206
RAM Reinsurance Company, Ltd.	AAA		Aa3	13.48	810
Assured Guaranty Corp.	AAA		Aa1	12.12	12,903
Ambac Assurance Corporation	AAA		Aaa	7.08	—
Mitsui Sumitomo Insurance Company Ltd.	AA		Aa3	5.74	21
Swiss Reinsurance Company, Zurich, Switzerland	AA	-	Aa2	3.38	—
Radian Asset Assurance Inc.	AA		Aa3	1.31	8,134
Assured Guaranty Re Ltd.	AA		Aa2	0.93	—
Sompo Japan Insurance Inc.	AA	-	Aa3	0.53	16
Export Development Canada	AAA		Aaa	0.49	—
Other (1)	A or above		A1 or above	2.52	18,692
Not Currently Rated				0.05	296

Total				100.00%	$48,078

(1)	Several reinsurers within this category are not rated by Moody’s.

Channel Reinsurance Ltd. (“Channel Re”) is a triple-A rated reinsurer of MBIA. In June 2007, S&P revised its outlook on Channel Re from negative to stable. MBIA continues to own a 17.4% equity interest in Channel Re.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Expenses that vary with and are primarily related to the production of the Company’s insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. If an insured issue is refunded and the related premium is earned early, the associated policy acquisition costs previously deferred are also recognized early.

The Company’s insurance expenses, as well as its expense ratio, are shown in the following table:

					Percent Change
					2nd Quarter	Year-to-date
	2nd Quarter		Year-to-date		2007 vs. 2006	2007 vs. 2006
In millions	2007	2006	2007	2006
Gross expenses	$63	$64	$124	$126	(1)%	(1)%

Amortization of deferred acquisition costs	$17	$17	$34	$33	2%	2%
Operating expenses	35	36	68	73	(2)%	(6)%

Total insurance operating expenses	$52	$53	$102	$106	(1)%	(4)%

Expense ratio	23.8%	24.4%	23.6%	25.0%

Gross insurance expenses decreased 1% in the second quarter and first six months of 2007 primarily as a result of an increase in costs allocated to our investment management services and corporate operations and a decrease in salary expense. Decreases in insurance expenses were partially offset by increases in compensation costs related to long-term compensation and retirement plans. In the second quarter and first six months of 2007, the amortization of deferred acquisition costs increased 2% compared with the second quarter and first six months of 2006, in line with an increase in insurance premiums earned. Over the last several years there has been an increase in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. The increasing ratio reflects higher costs associated with acquiring new policies relative to a smaller growth in deferred and future installment premiums.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Operating expenses in the second quarter and first six months of 2007 decreased 2% and 6%, respectively, compared with the same periods in 2006. The decrease in operating expenses resulted from the increase in costs allocated to our investment management services and corporate operations, partially offset by increases in compensation costs related to long-term compensation and retirement plans.

The increase in costs allocated to the investment management services and corporate operations was the result of a periodic study performed by the Company, which estimates the amount of costs incurred by the insurance operations that are attributable to the activities of the investment management services and corporate operations. As a result of this study, the Company determined that there has been an increase in the amount of services provided by senior executives and support functions of the insurance operations to the investment management services and corporate operations.

Financial guarantee insurance companies use the expense ratio (expenses divided by net premiums earned) as a measure of expense management. The decrease in the expense ratios for the second quarter and first six months of 2007 compared with the same periods in 2006 is principally due to lower levels of operating expenses in the second quarter and first six months of 2007 compared with the same periods in 2006.

INTEREST EXPENSE Interest expense from MBIA’s insurance operations, which primarily consists of interest related to debt issued by consolidated VIEs, the financing of the Northwest Airlines Pass Through Trust 2000-1G certificates and agreements accounted for as deposits, increased to $21 million in the second quarter of 2007 from $19 million in the second quarter of 2006. Interest expense related to consolidated VIEs of $18 million increased $5 million in the second quarter of 2007 from $13 million in the second quarter of 2006. In addition, there was $1.9 million of interest expense related to the financing of the Northwest Airlines Pass Through Trust 2000-1G certificates in the second quarter of 2007, down from $3.2 million in the second quarter of 2006.

For the first six months of 2007, interest expense from MBIA’s insurance operations increased to $42 million compared with $32 million in the first six months of 2006. Interest expense related to consolidated VIEs of $36 million increased $11 million in the first six months of 2007 from $25 million in the first six months of 2006. In addition, there was $4.7 million of interest expense related to the financing of the Northwest Airlines Pass Through Trust 2000-1G certificates in the first six months of 2007, up from $3.2 million in the first six months of 2006.

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

The Company consolidates certain third-party VIEs as a result of financial guarantees provided by the insurance operations. The assets and liabilities of third-party VIEs are primarily reported in “Investments held-to-maturity” and “Variable interest entity floating rate notes,” respectively, on the face of the Company’s balance sheet. The assets and liabilities of these VIEs each totaled $1.4 billion at June 30, 2007 and $1.5 billion at December 31, 2006. Revenues and expenses related to third-party VIEs are primarily reported in “Net investment income” and “Interest expense”, respectively, on the Company’s statement of income and substantially net to zero. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies.

The Company consolidated two VIEs in the third quarter of 2004 and a third VIE in the fourth quarter of 2006 that were established in connection with the securitizations of Capital Asset tax liens and to which the Company provided financial guarantees. In December 2006, the Company sold its interest in all of these consolidated VIEs. MBIA held a variable interest in these entities, which resulted from its insurance policies, and had determined that it was the primary beneficiary under FIN 46(R). MBIA has reported these VIEs as discontinued operations for all periods prior to their sale.

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

In the second quarter of 2007, investment management services’ revenues of $391 million increased 30% compared to the second quarter of 2006. Excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, revenues of $390 million increased 33% compared with the second quarter of 2006. For the first six months of 2007, total revenues of $745 million increased 33% over the same period in 2006. Excluding realized gains and losses from investment securities and gains and losses on derivatives instruments and foreign exchange, revenues of $752 million increased 36% over the first six months of 2006. The increases in revenues were driven by growth in the three operating segments. Revenues in the asset/liability products segment were favorably impacted by volume growth in GICs and structured MTNs. The advisory services segment revenues were favorable compared with 2006 due to growth in managed assets for customized asset management and municipal investment pool balances resulting from both new accounts and additions to existing accounts. Conduit segment revenues increased in the quarter due to new business activity and the impact of higher interest rates on conduit floating rate assets. Total investment management services’ expenses in the second quarter of 2007 were $364 million, up 36% compared with the second quarter of 2006. On a year-to-date basis, total expenses of $701 million increased by 40% over the prior year. The increases in expenses for the quarter and year-to-date were primarily driven by an increase in costs allocated from our insurance operations, higher interest expense in asset/liability products, consistent with the increase in interest revenues and the impact of higher interest rates on conduit floating rate debt.

Net realized losses from investment securities in the investment management services operations were $6 million in the second quarter of 2007 compared with net realized losses of $0.3 million in the second quarter of 2006. For the six months ended June 30, 2007, net realized gains were $4 million compared with net realized gains of $5 million in the same period of 2006. Net realized gains and losses are generated from the ongoing management of the investment portfolios.

Net gains on financial instruments at fair value and foreign exchange from the investment management services operations in the second quarter of 2007 were $7 million compared with $6 million in the second quarter of 2006. Net gains in 2007 were attributable to favorable foreign exchange on the re-measurement of U.S. dollar and Euro denominated liabilities against the pound sterling partially offset by losses on derivative instruments. For the six months ended June 30, 2007, net losses on financial instruments at fair value and foreign exchange from the investment management services operations were $11 million compared with net gains of $3 million for the six months ended June 30, 2006. Net losses in 2007 were generated from derivative instruments partially offset by foreign exchange gains.

At June 30, 2007, ending assets under management were $68 billion, 7% above the 2006 year-end level and 27% above the June 30, 2006 level. Conduit ending assets included in assets under management at June 30, 2007 totaled $4.5 billion. The following table summarizes the consolidated investment management services’ results and assets under management for the second quarter and first six months of 2007 and 2006:

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

					Percent Change
	2nd Quarter		Year-to-date		2nd Quarter	Year-to-date
In millions	2007	2006	2007	2006	2007 vs. 2006	2007 vs. 2006
Interest and fees	$390	$294	$752	$553	33%	36%
Net realized gains (losses)	(6)	—	4	5	n/m	(23)%
Net gains (losses) on financial instruments at fair value and foreign exchange	7	6	(11)	3	2%	n/m

Total revenues	391	300	745	561	30%	33%

Interest expense	342	250	656	467	37%	41%
Operating expenses	22	18	45	36	23%	26%

Total expenses	364	268	701	503	36%	40%

Pre-tax income	$27	$32	$44	$58	(17)%	(26)%

Ending assets under management			$67,677	$53,296		27%

n/m – Percentage change not meaningful

The following provides a summary of each of the investment management services businesses by segment. See “Note 5: Business Segments” in the Notes to Consolidated Financial Statements for a tabular presentation of the results of the investment management services’ segments.

Asset/liability products’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, totaled $19 million in the second quarter of 2007, up 9% compared with the second quarter of 2006. For the six months ended June 30, 2007, pre-tax income of $37 million, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, increased 14% over 2006. At June 30, 2007, principal and accrued interest outstanding on investment agreement and medium-term note obligations and securities sold under agreements to repurchase totaled $23.9 billion compared with $20.3 billion at December 31, 2006. Assets supporting these agreements had market values of $24.0 billion and $20.5 billion at June 30, 2007 and December 31, 2006, respectively. These assets comprise high-quality securities with an average credit quality rating of double-A.

Advisory services’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, totaled $6 million in the second quarter of 2007, down 15% compared with the second quarter of 2006. For the six months ended June 30, 2007, pre-tax income of $10 million, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, was down 8% as compared with the same period last year. Third-party ending assets under management were $28.5 billion at June 30, 2007 and December 31, 2006. The market values of assets related to the Company’s insurance and corporate investment portfolios managed by the investment management services operations at June 30, 2007 were $10.1 billion compared with $10.5 billion at December 31, 2006.

Conduit program pre-tax income, excluding gains and losses on financial instruments at fair value and foreign exchange, totaled $2 million in the second quarter of 2007 comparable to the second quarter of 2006. For the six months ended June 30, 2007, pre-tax income of $4 million, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, decreased 30% from June 2006. Certain of MBIA’s consolidated subsidiaries have invested in MBIA’s conduit debt obligations or have received compensation for services provided to MBIA’s conduits. As such, MBIA has eliminated intercompany transactions with its conduits from its balance sheet and income statement. After the elimination of such intercompany assets and liabilities, conduit investments and conduit debt obligations were both $4.5 billion at June 30, 2007.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

CORPORATE

The corporate operations consist of revenues and expenses related to general corporate activities, such as net investment income, net gains and losses, interest expense on MBIA Inc. debt and general corporate expenses. The corporate operations incurred a loss of $28 million in the second quarter of 2007 compared with a loss of $19 million in the second quarter of 2006. In the first six months of 2007, the corporate operations incurred a loss of $46 million compared with a loss of $37 million in the first six months of 2006.

In the second quarter of 2007, net investment income increased 121% to $7.7 million from $3.5 million in the second quarter of 2006. In the first six months of 2007, net investment income increased 94% to $13.7 million from $7.1 million in the first six months of 2006. The increases in net investment income were due to higher average invested assets driven by dividends paid by MBIA Corp. to MBIA Inc. in the second quarter of 2007 and fourth quarter of 2006. Additionally, average investment yields were higher in the second quarter of 2007 compared with the second quarter of 2006 but were lower in the six months ended June 30, 2007 compared with the same period in 2006.

In the second quarter and first six months of 2007, the corporate operations recorded insurance recoveries of $3.0 million and $6.4 million, respectively, which represented recoveries received on the Company’s directors’ and officers’ insurance policy. These insurance recoveries reimbursed the Company for a portion of the expenses incurred by the Company in connection with the regulatory investigations and the related private securities and derivative litigations. The Company is pursuing additional recoveries under its directors’ and officers’ insurance policy.

Net realized losses from investment securities in the corporate operations were $9.4 million and $8.5 million in the second quarter and first six months of 2007, respectively, compared with net realized gains of $0.8 million and $1.5 million in the second quarter and first six months of 2006, respectively. Net realized gains and losses are typically generated from the ongoing management of the investment portfolios. However, in the second quarter of 2007, the Company realized a $10 million impairment loss on a subprime mortgage-oriented investment.

The corporate operations incurred interest expense of $20 million in the second quarter of 2007 and 2006 and $40 million in the first six months of 2007 and 2006. Corporate interest expense is primarily generated from debt issued by MBIA Inc. Corporate expenses were $8 million in the second quarter of 2007 compared with $3 million in the second quarter of 2006. For the six months ended June 30, 2007, corporate expenses were $17 million compared with $6 million for the same period in 2006. The increase in corporate expenses primarily resulted from legal costs associated with the regulatory investigations and an increase in costs allocated from the insurance operations.

TAXES

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. In general, the effective tax rate fluctuates from time to time as the Company manages its investment portfolio on an after-tax total return basis. The effective tax rate, including tax related to discontinued operations, for the second quarter of 2007 increased to 27.7% from 27.5% for the second quarter of 2006. For the six months ended June 30, 2007, the effective tax rate, including tax related to discontinued operations, increased to 28.0% from 27.5% for the same period in 2006. The higher effective tax rates largely resulted from an increase in the proportion of taxable investment income and taxable realized gains on securities sales.

CAPITAL RESOURCES

The Company carefully manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its triple-A claims-paying ratings. Capital resources are defined by the Company as total shareholders’ equity, long-term debt issued for general corporate purposes and various soft capital credit facilities. At June 30, 2007, total shareholders’ equity was $6.8 billion and total long-term debt was $1.2 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital (shareholders’ equity plus long-term debt). The following table shows the Company’s long-term debt and the ratio used to measure it:

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

	June 30, 2007	December 31, 2006
Long-term debt (in millions)	$1,214	$1,215
Long-term debt to total capital	15%	14%

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. For the three months ended June 30, 2007, the Company repurchased 4.5 million shares under the program at an average price of $66.62 per share. As of June 30, 2007, the Company repurchased 9.0 million shares under the program at an average price of $66.86 per share. The Company’s ability to repurchase common stock is largely dependent on the amount of dividends paid by MBIA Corp. to MBIA Inc. Repurchases of common stock will be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases are an appropriate deployment of capital in excess of amounts needed to maintain the triple-A claims-paying ratings of MBIA Corp. and support the growth of MBIA’s businesses.

The Company has available various facilities, such as lines of credit and equity-based facilities, which further support its claims-paying resources. In aggregate, we believe our claims-paying resources are more than adequate to support our business risks. At June 30, 2007, MBIA Corp. maintained a $450 million limited recourse standby line of credit facility with a group of major triple-A rated banks to provide funds for the payment of claims in excess of the greater of $500 million of cumulative claims, net of recoveries, or 5% of average annual debt service with respect to public finance transactions. The agreement is for a ten-year term, which expires in March 2015.

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

From time to time, MBIA accesses the capital markets to support the growth of its businesses. As such, the Company filed a registration statement on Form S-3ASR with the SEC in June 2007 for an indeterminate amount which replaced and canceled remaining balances on all prior shelf registration statements filed with the SEC. This shelf registration permits the Company to issue various debt and equity securities described in the prospectus filed as part of the registration statement.

We believe that our consolidated capital resources are adequate to support our ongoing businesses, fund our growth and meet the rating agencies’ requirements for the triple-A claims-paying ratings of MBIA Corp.

LIQUIDITY

Cash needs at the parent company level are primarily for dividends to its shareholders, interest payments on its debt, operating expenses and share repurchases. Sources of cash at the parent company level primarily consist of dividend payments from MBIA Corp. and MBIA Asset Management, investment income, the issuance of debt and intercompany borrowings. Additionally, the parent company maintains excess cash and investments to ensure it is able to meet its ongoing short-term and long-term cash requirements. As of June 30, 2007, the parent company had $634 million of cash and investments available for general corporate liquidity needs.

The consolidated liquidity and operating cash requirements of the Company are met by cash flows generated from operations, which were more than adequate in the six months ended June 30, 2007. The Company’s operating cash flows provided by continuing operations totaled $406 million in the six months ended June 30, 2007 compared with $355 million in the same period of 2006. The majority of net cash provided by operating activities is generated from premium writings and investment income in the Company’s insurance operations. We believe that cash flows from operations will continue to be sufficient to meet our liquidity and operating cash requirements for the foreseeable future.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Under New York State insurance law, without prior approval of the superintendent of the NYSID, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In MBIA Corp.’s case, regular dividends in any 12-month period cannot be greater than 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements. In April 2007, MBIA Corp. received approval from the NYSID and paid a $500 million dividend to MBIA Inc. As of June 30, 2007, including the effect of the April 2007 $500 million dividend, MBIA Corp. will not be able to pay dividends without prior approval by the NYSID until April 2008. Dividends from MBIA Corp. are used primarily for general liquidity and other corporate purposes.

The Company has significant liquidity supporting its operating businesses. At June 30, 2007, cash, cash equivalents and short-term investments totaled $3.3 billion. If, for any reason, significant cash flow reductions occur in any of its businesses, MBIA has alternatives for meeting ongoing cash requirements. They include selling or pledging its fixed-income investments in its investment portfolio, tapping existing liquidity facilities and new borrowings.

At June 30, 2007, MBIA maintained a $500 million bank line with a group of highly rated global banks, which is available to MBIA Inc. and MBIA Corp. The facility contains certain covenants including, among others, that the consolidated net worth of MBIA Inc. and MBIA Corp. will not fall below $2.8 billion and that the ratio of consolidated debt to equity for MBIA Inc. and MBIA Corp. will not exceed 30%, at any time. To date, no balances have been outstanding under this facility.

The available-for-sale investment portfolio provides a high degree of liquidity, since it comprises readily marketable high-quality fixed-income securities and short-term investments. At June 30, 2007 and December 31, 2006, the fair value of the consolidated available-for-sale investment portfolio was $34.7 billion and $31.9 billion, respectively, as presented in the following table:

In millions	June 30, 2007	December 31, 2006	Percent Change
			2007 vs. 2006
Available-for-sale investments:
Insurance operations:
Amortized cost	$9,497	$9,821	(3)%
Unrealized net gain (loss)	166	287	(42)%

Fair value	9,663	10,108	(4)%
Investment management services operations:
Amortized cost	24,568	20,711	19%
Unrealized net gain (loss)	(92)	188	(149)%

Fair value	24,476	20,899	17%
Corporate operations:
Amortized cost	610	861	(29)%
Unrealized net gain (loss)	(10)	(4)	(181)%

Fair value	600	857	(30)%

Total available-for-sale portfolio:
Amortized cost	34,675	31,393	10%
Unrealized net gain (loss)	64	471	(86)%

Fair value	$34,739	$31,864	9%

The decrease in the amortized cost of insurance-related available-for-sale investments in the six months ended June 30, 2007 was the result of dividends paid by MBIA Corp. to MBIA Inc. in the second quarter of 2007, partially offset by positive cash flow from operations. The increase in the amortized cost of available-for-sale investments in the investment management services operations was the result of growth in the Company’s asset/liability products program. The decrease in the amortized cost of corporate investments was due to the repurchase of common stock under our share repurchase program and dividend payments to MBIA Inc. shareholders, offset by dividends paid from MBIA Corp. to MBIA Inc.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The fair value of the Company’s investments is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates occurring after a fixed-income security is purchased, although other factors influence fair value, including credit-related actions, supply and demand forces and other market factors. When the Company holds its available-for-sale investments to maturity, unrealized gains or losses (net of tax) currently recorded in accumulated other comprehensive income in the shareholders’ equity section of the balance sheet will decrease over time as the investments approach maturity. As a result, the Company expects to realize a value substantially equal to amortized cost. However, when investments are sold prior to maturity, the Company will realize any gains or losses in current net income. The Conduit portfolios are considered held-to-maturity, as the Company has the ability and intent to hold these investments to their contractual maturity. Therefore, these portfolios are reported on the Company’s consolidated balance sheet at amortized cost and are not adjusted to reflect unrealized changes in fair value.

The weighted average credit quality of the Company’s fixed-income investment portfolios has been maintained at double-A since its inception. The quality distribution of the Company’s fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of June 30, 2007 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

	Insurance		Investment Management Services		Investments Held-to-Maturity		Total
In millions	Fair Value	% of Fixed-Income Investments	Fair Value	% of Fixed-Income Investments	Fair Value	% of Fixed-Income Investments	Fair Value	% of Fixed-Income Investments
Aaa	$6,003	68%	$13,587	61%	$3,992	74%	$23,582	65%
Aa	2,092	24%	5,066	23%	254	5%	7,412	21%
A	607	7%	3,165	14%	1,100	21%	4,872	13%
Baa	51	1%	326	2%	—	—	377	1%
Below Investment Grade	26	0%	—	—	—	—	26	0%

Total	$8,779	100%	$22,144	100%	$5,346	100%	$36,269	100%

MBIA’s consolidated investment portfolio includes investments that are insured by MBIA Corp. (“MBIA Insured Investments”). At June 30, 2007, MBIA Insured Investments at fair value, excluding conduit investments insured by MBIA Corp., represented $2.6 billion or 7% of the Company’s total investments. Conduit investments insured by MBIA Corp. represented $4.0 billion or 10% of the Company’s total investments. Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the consolidated investment portfolio, as of June 30, 2007, based on the actual or estimated underlying ratings (i) the weighted average rating of the investment portfolio would be in the Aa range, (ii) the weighted average rating of just the MBIA Insured Investments in the investment portfolio would be in the A range and (iii) less than 1% of the investment portfolio would be rated below investment grade.

The underlying ratings of the MBIA Insured Investments as of June 30, 2007 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating service, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Underlying Ratings Scale In millions	Insurance Portfolio	Investment Management Services Portfolio	Held-to-Maturity Investment Portfolio	Total
Aaa	$207	$304	$1,378	$1,889
Aa	28	171	470	669
A	276	767	1,245	2,288
Baa	108	666	899	1,673
Below Investment Grade	99	7	—	106

Total	$718	$1,915	$3,992	$6,625

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Typically, conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the conduits. All transactions currently funded in the conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted average underlying rating for transactions currently funded in the conduits was A+ by S&P and A1 by Moody’s at the time such transactions were funded. MBIA estimates that the current weighted average underlying rating of all outstanding conduit transactions was A+ by S&P and A1 by Moody’s as of June 30, 2007.

The Company generates significant liquidity from its operations, as described above. Because of its risk management policies and procedures, diversification and reinsurance, the Company believes that the occurrence of an event that would significantly adversely affect liquidity is unlikely.

PART I – FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the six months ended June 30, 2007. For additional information on market risk, refer to page 24 of the Company’s 2006 Annual Report or Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risk” of the Company’s Form 10-K for the year ended December 31, 2006.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of operating its businesses, the Company may be involved in various legal proceedings.

In July 2002, MBIA Corp. filed suit against Royal Indemnity Company (“Royal”) in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Corp. insured. To date, claims in the amount of approximately $355 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Corp. expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal had filed an action seeking a declaration that it is not obligated to pay on its policies. In October 2003, the court granted MBIA Corp.’s motion for summary judgment and ordered Royal to pay all claims under its policies. Royal appealed the order, and, in connection with the appeal, pledged $403 million of investment grade collateral to MBIA Corp. to secure the entire amount of the judgment, with interest, and agreed to post additional security for future claims and interest.

On October 3, 2005, the U.S. Court of Appeals for the Third Circuit upheld the decision of the United States District Court for the District of Delaware insofar as it enforced the Royal insurance policies, but remanded the case to the District Court for a determination of whether the Royal policies cover all losses claimed under the policies. In particular, the Court of Appeals directed the District Court to consider whether the Royal policies would cover losses resulting from the misappropriation of student payments rather than from defaults by students. MBIA Corp. believes that the Royal policies would cover losses even if they result from misappropriation of student payments, but in any event it appears that all or substantially all of the claims made under the Royal policies relate to defaults by students rather than misappropriation of funds. Therefore, MBIA Corp. expected Royal to be required to pay all or substantially all of the claims made under its policies and to be reimbursed for any payments MBIA Corp. made under its policies.

Royal filed a petition with the Third Circuit requesting that the case be reheard, which was denied in April 2006. In April 2006, Royal filed a motion with the District Court seeking a release of the collateral it pledged in connection with its appeal of the District Court judgment against it in 2003.

On April 2, 2007, MBIA announced that MBIA Corp. reached an agreement with Royal to settle the outstanding litigation. The amount paid by Royal under the terms of the settlement was sufficient to repay the approximately $362 million of outstanding par amount of the bonds insured by MBIA as well as to reimburse MBIA for a portion of the claims that MBIA has paid to date under its insurance policies. As a result of the settlement, MBIA incurred approximately $20 million in losses in the first quarter of 2007. The loss represents a reduction to MBIA’s expected recoveries for claims it has paid to date under its policies and will be covered by MBIA’s unallocated loss reserves.

The District Court in Delaware entered a final judgment in the case implementing the settlement on March 30, 2007. The approximately $362 million of outstanding par amount of the bonds insured by MBIA were repaid in full during the second quarter of 2007.

In November 2004, the Company received identical document subpoenas from the Securities and Exchange Commission (“SEC”) and the New York Attorney General’s Office (“NYAG”) requesting information with respect to non-traditional or loss mitigation insurance products developed, offered or sold by the Company to third parties from January 1, 1998 to the present. While the subpoenas did not identify any specific transaction, subsequent conversations with the SEC and the NYAG revealed that the investigation included the arrangements entered into by MBIA Corp. in 1998 in connection with the bankruptcy of the Delaware Valley Obligated Group, an entity that is part of Allegheny Health, Education and Research Foundation (“AHERF”).

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

On January 29, 2007, the Company announced that it and its principal operating subsidiary MBIA Corp. (together with MBIA, the “Companies”) had concluded civil settlements with the SEC, the NYAG, and the New York State Insurance Department (“NYSID”) with respect to transactions entered into by the Companies in 1998 following defaults on insured bonds issued by AHERF.

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

The foregoing summary description of the terms of the settlements is qualified in its entirety by reference to Exhibits 10.82-10.85 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

On July 25, 2007, the Company announced that the Independent Consultant retained by the Company in connection with the regulatory settlements completed his review. The Independent Consultant concluded that MBIA’s accounting and disclosures concerning these matters were consistent with GAAP and the federal securities laws. The Independent Consultant also reported to the SEC, the NYAG and the NYSID on the evaluation previously undertaken at the direction of the Audit Committee of MBIA’s board of directors by Promontory Financial Group LLC. Promontory’s review included a comprehensive assessment of the Company’s compliance organization and monitoring systems, internal audit functions, governance process and other controls, including risk management and records management policies and procedures. The Independent Consultant examined the design of Promontory’s review and the Company’s implementation of Promontory’s recommendations. The Independent Consultant found that both the Promontory review and MBIA’s implementation of Promontory’s recommendations were reasonable and concluded that no further changes or improvements to MBIA’s policies and procedures were necessary to achieve best practices.

The Independent Consultant reported his findings to the SEC, the NYAG and the NYSID, and to MBIA’s board of directors. The regulatory agencies have now completed their review of the Independent Consultant’s report. The Company does not expect any further enforcement actions in connection with the matters covered by the Independent Consultant’s report.

The Company was named as a defendant in private securities actions consolidated as In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). Joseph W. Brown, the Company’s former Chairman and Chief Executive Officer, Gary C. Dunton, the Company’s Chief Executive Officer, Nicholas Ferreri, the Company’s former Chief Financial Officer, Neil G. Budnick, formerly a Vice President of the Company and the Company’s former Chief Financial Officer and Douglas C. Hamilton, the Company’s Controller were also named as defendants in the suit, as were former Chairman and Chief Executive Officer David H. Elliott and former Executive Vice President, Chief Financial Officer and Treasurer Juliette S. Tehrani. The plaintiffs asserted claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs purport to be acting as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”). The allegations contained in the lawsuit included, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with the AHERF loss, and about the effectiveness of the Company’s internal controls. The plaintiffs alleged that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices throughout the Class Period.

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that these claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. The plaintiffs filed a notice of appeal on March 14, 2007. The Company does not expect the outcome of the private securities litigation to have a material adverse affect on its financial condition, although the outcome is uncertain and no assurance can be given that the Company will not suffer a loss.

Certain current and former officers of the Company and certain members of the Company’s Board of Directors were named as defendants in a shareholder derivative action filed in the Supreme Court of New York, Westchester County on November 9, 2005: Robert Purvis, Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph W. Brown, Neil G. Budnick, C. Edward Chaplin, David C. Clapp, Clifford D. Corso, Gary C. Dunton, Claire L. Gaudiani, Daniel P. Kearney, Laurence H. Meyer, Debra J. Perry, John A. Rolls, and Ruth M. Whaley (Case No. 20099-05) (the “Purvis Litigation”). The plaintiff asserted claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties by the named defendants in connection with the Company’s accounting for certain transactions, including the AHERF loss. In addition, the plaintiff alleged that the officer defendants were unjustly enriched as a result of such alleged breach. The lawsuit was dismissed on December 21, 2006, pursuant to court order and an agreement among all parties.

Certain current and former officers of the Company and certain current and former members of the Company’s Board of Directors have been named as defendants in a shareholder derivative action filed in the United States District Court, Southern District of New York, on April 24, 2006: J. Robert Orton Jr., Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph (Jay) W. Brown, Gary C. Dunton, Neil G. Budnick, Nicholas Ferreri, Douglas C. Hamilton, Juliette S. Tehrani, Richard L. Weill, David H. Elliott, Claire L. Gaudiani, Daniel P. Kearney, David C. Clapp, John A. Rolls, C. Edward Chaplin, Debra J. Perry, Laurence Meyer, Jeffrey W. Yabuki, Pierre-Henri Richard, William H. Gray III, Freda S. Johnson and James A. Lebenthal (Case No. 06 CV 3146) (the “Orton Litigation”). The plaintiff asserts claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties, insider trading, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002 by some or all of the named defendants in connection with alleged false statements in the Company’s financial statements arising from improper accounting for certain transactions, including agreements to reinsure the AHERF loss. The lawsuit seeks relief on behalf of the Company that includes disgorgement of certain compensation granted to such officers, unspecified damages, restitution of profits and compensation, legal costs, an order directing the Company to implement certain governance procedures and other equitable relief.

A Special Litigation Committee of three independent directors of MBIA Inc. has determined after a good faith and reasonable investigation that pursuit of the Orton Litigation is not in the best interests of MBIA and its shareholders, and has moved to dismiss the action. The motion to dismiss is pending.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors during the six months ended June 30, 2007. For additional information on risk factors, refer to Part I, Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. For the three months ended June 30, 2007, the Company repurchased 4.5 million shares under the program at an average price of $66.62 per share. As of June 30, 2007, the Company repurchased 9.0 million shares under the program at an average price of $66.86 per share. The Company’s ability to repurchase common stock is largely dependent on the amount of dividends paid by MBIA Corp. to MBIA Inc. Repurchases of common stock will be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements.

The table below sets forth repurchases made by the Company in each month during the second quarter of 2007:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Amount Purchased as Part of Publicly Announced Plan (2)	Maximum Amount That May Yet Be Purchased Under the Plan
April	328,626	$70.44	$17,197,803	$682,816,033
May	2,212,315	$69.22	$132,058,462	$550,757,571
June	2,353,365	$64.26	$150,731,192	$400,026,379

(1)	399,805 shares were repurchased by the Company for settling awards under the Company’s long-term incentive plans.
(2)	Repurchased pursuant to the stock repurchase plan authorized by the Company’s board of directors in 2007.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Chief Executive Officer – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC. Registrant

Date: August 8, 2007	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: August 8, 2007	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)