Form 10-Q
period 2007-09-30
MBIA INC
filed 2007-11-09
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

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

As of October 31, 2007, 125,394,150 shares of Common Stock, par value $1 per share, were outstanding.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except per share amounts)

	September 30, 2007	December 31, 2006
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $31,325,147 and $27,327,315)(2007 includes hybrid financial instruments at fair value $736,881)	$31,316,347	$27,755,667
Investments held-to-maturity, at amortized cost (fair value $5,646,839 and $5,187,766)	5,666,153	5,213,464
Investment agreement portfolio pledged as collateral, at fair value (amortized cost $787,595 and $176,179)	785,676	175,834
Short-term investments, at amortized cost (which approximates fair value)	3,552,769	2,960,646
Other investments	858,523	971,707

Total investments	42,179,468	37,077,318

Cash and cash equivalents	365,829	269,277
Accrued investment income	614,712	526,468
Deferred acquisition costs	466,927	449,556
Prepaid reinsurance premiums	331,036	363,140
Reinsurance recoverable on unpaid losses	50,673	46,941
Goodwill	79,406	79,406
Property and equipment, at cost (less accumulated depreciation of $130,499 and $124,919)	98,555	105,950
Receivable for investments sold	209,164	77,593
Derivative assets	749,779	521,278
Other assets	183,457	246,103

Total assets	$45,329,006	$39,763,030

Liabilities and Shareholders’ Equity

Liabilities:
Deferred premium revenue	$3,117,699	$3,129,620
Loss and loss adjustment expense reserves	545,079	537,037
Investment agreements	15,063,102	12,482,976
Commercial paper	848,353	745,996
Medium-term notes (2007 includes hybrid financial instruments at fair value $371,494)	13,643,860	10,951,378
Variable interest entity floating rate notes	1,372,470	1,451,928
Securities sold under agreements to repurchase	727,613	169,432
Short-term debt	13,383	40,898
Long-term debt	1,220,736	1,215,289
Current income taxes	11,268	6,970
Deferred income taxes, net	232,054	476,189
Deferred fee revenue	14,496	14,862
Payable for investments purchased	520,223	319,640
Derivative liabilities	922,104	400,318
Other liabilities	545,211	616,243

Total liabilities	38,797,651	32,558,776

Commitments and contingencies (See Note 10)
Shareholders' Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares — 160,224,666 and 158,330,220	160,225	158,330
Additional paid-in capital	1,639,206	1,533,102
Retained earnings	6,640,072	6,399,333
Accumulated other comprehensive income, net of deferred income tax of $20,777 and $172,798	54,598	321,293
Treasury stock, at cost (shares—34,837,931 and 23,494,806)	(1,962,746)	(1,207,804)

Total shareholders’ equity	6,531,355	7,204,254

Total liabilities and shareholders’ equity	$45,329,006	$39,763,030

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands except per share amounts)

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Insurance
Revenues:
Gross premiums written	$249,535	$202,178	$714,723	$626,526
Ceded premiums	(24,459)	(26,461)	(72,353)	(77,532)

Net premiums written	225,076	175,717	642,370	548,994
Scheduled premiums earned	185,024	170,112	530,457	506,957
Refunding premiums earned	18,169	42,215	103,901	128,005

Premiums earned (net of ceded premiums of $31,016, $35,469, $104,459 and $109,533)	203,193	212,327	634,358	634,962
Net investment income	145,458	164,134	437,749	447,886
Fees and reimbursements	4,879	17,046	19,681	29,239
Net realized gains (losses)	6,411	4,195	38,455	12,566
Net gains (losses) on financial instruments at fair value and foreign exchange	(335,317)	(4,706)	(347,528)	1,356

Total insurance revenues	24,624	392,996	782,715	1,126,009
Expenses:
Losses and loss adjustment	22,203	20,414	63,655	60,835
Amortization of deferred acquisition costs	16,052	16,774	50,114	50,162
Operating	30,517	37,344	98,129	109,568
Interest expense	19,514	22,225	61,961	53,929

Total insurance expenses	88,286	96,757	273,859	274,494

Insurance income (loss)	(63,662)	296,239	508,856	851,515

Investment management services
Revenues	434,872	308,473	1,187,281	860,978
Net realized gains (losses)	(5,973)	361	(1,949)	5,594
Net gains (losses) on financial instruments at fair value and foreign exchange	(17,407)	5,415	(29,024)	8,723

Total investment management services revenues	411,492	314,249	1,156,308	875,295
Interest expense	378,787	263,804	1,034,796	730,472
Expenses	25,425	19,062	70,883	55,113

Total investment management services expenses	404,212	282,866	1,105,679	785,585

Investment management services income	7,280	31,383	50,629	89,710

Corporate
Net investment income	721	2,675	14,450	9,747
Insurance recoveries	—	—	6,400	—
Net realized gains (losses)	(749)	866	(9,244)	2,333
Net gains (losses) on financial instruments at fair value and foreign exchange	317	297	151	435
Interest expense	20,186	20,195	60,547	60,496
Corporate expenses	6,544	4,711	23,460	10,379

Corporate loss	(26,441)	(21,068)	(72,250)	(58,360)

Income (loss) from continuing operations before income taxes	(82,823)	306,554	487,235	882,865
Provision (benefit) for income taxes	(46,183)	89,981	113,433	248,166

Income (loss) from continuing operations	(36,640)	216,573	373,802	634,699
Income (loss) from discontinued operations, net of tax	—	1,374	—	3,604

Net income (loss)	$(36,640)	$217,947	$373,802	$638,303

Income (loss) from continuing operations per common share:
Basic	$(0.30)	$1.63	$2.93	$4.78
Diluted	$(0.30)	$1.58	$2.84	$4.64

Net income (loss) per common share:
Basic	$(0.30)	$1.64	$2.93	$4.81
Diluted	$(0.30)	$1.59	$2.84	$4.67

Weighted average number of common shares outstanding:
Basic	123,705,544	132,794,395	127,658,105	132,759,336
Diluted	123,705,544	136,739,403	131,537,515	136,676,944
Gross revenues from continuing operations	436,405	711,083	1,950,780	2,013,819
Gross expenses from continuing operations	519,228	404,529	1,463,545	1,130,954

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the nine months ended September 30, 2007

(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2006	158,330	$158,330	$1,533,102	$6,399,333	$321,293	(23,495)	$(1,207,804)	$7,204,254

SFAS 155 transition adjustment	—	—	—	(1,928)	—	—	—	(1,928)

Comprehensive income:
Net income	—	—	—	373,802	—	—	—	373,802
Other comprehensive income (loss):
Change in unrealized appreciation of investments net of change in deferred income taxes of $(145,795)	—	—	—	—	(272,069)	—	—	(272,069)
Change in fair value of derivative instruments net of change in deferred income taxes of $(9,161)	—	—	—	—	(17,014)	—	—	(17,014)
Change in foreign currency translation net of change in deferred income taxes of $2,935	—	—	—	—	22,388	—	—	22,388

Other comprehensive income (loss)								(266,695)

Comprehensive income								107,107

Treasury shares acquired under share repurchase agreement, net	—	—		—	—	(9,954)	(659,944)	(659,944)

Stock-based compensation	1,895	1,895	106,104	—	—	(1,389)	(94,998)	13,001

Dividends (declared per common share $1.020, paid per common share $0.990)	—	—	—	(131,135)	—	—	—	(131,135)

Balance, September 30, 2007	160,225	$160,225	$1,639,206	$6,640,072	$54,598	(34,838)	$(1,962,746)	$6,531,355

					2007
Disclosure of reclassification amount:
Change in unrealized appreciation of investments arising during the period, net of taxes					$(242,178)
Reclassification adjustment, net of taxes					(29,891)

Change in net unrealized appreciation, net of taxes					$(272,069)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended September 30
	2007	2006
Cash flows from operating activities of continuing operations:
Net income	$373,802	$638,303
Income from discontinued operations, net of tax	—	(3,604)

Income from continuing operations	373,802	634,699
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Amortization of bond discount (premium), net	13,528	24,094
Increase in accrued investment income	(88,244)	(101,620)
Increase in deferred acquisition costs	(17,371)	(10,537)
Decrease in prepaid reinsurance premiums	32,104	34,151
(Increase) decrease in reinsurance recoverable on unpaid losses	(3,732)	11,963
Depreciation	7,627	9,323
Decrease in salvage and subrogation	59,968	47,530
Decrease in deferred premium revenue	(11,921)	(100,781)
Increase in loss and loss adjustment expense reserves	8,042	4,127
Increase in accrued interest payable	140,047	120,837
Decrease in accrued expenses	(28,001)	(24,921)
Decrease in penalties and disgorgement accrual	(75,000)	—
Amortization of medium-term notes and commercial paper—(premium) discount, net	(12,093)	(13,869)
Net realized (gains) losses on sale of investments	(27,262)	(20,493)
Net (gains) losses on financial instruments at fair value and foreign exchange	376,401	(10,514)
Current income tax provision	4,298	95,614
Deferred income tax (benefit) provision	(91,662)	1,288
Share-based compensation	12,805	10,962
Other, net	24,495	985

Total adjustments to net income	324,029	78,139

Net cash provided by operating activities of continuing operations	697,831	712,838

Cash flows from investing activities of continuing operations:
Purchase of fixed-maturity securities	(23,777,848)	(14,951,431)
Sale of fixed-maturity securities	18,777,069	10,774,055
Redemption of fixed-maturity securities	44,383	318,912
Purchase of held-to-maturity investments	(1,072,850)	(459,956)
Redemptions of held-to-maturity investments	723,782	1,144,023
Net purchase of short-term investments	(71,266)	(32,189)
Net (purchase) sale of other investments	(44,410)	194,567
Increase in receivable for investments sold	(131,571)	(52,349)
Increase in payable for investments purchased	200,583	83,585
Capital expenditures	(4,386)	(7,573)
Disposals of capital assets	4,188	614
Other, investing	11,123	3,011

Net cash used by investing activities of continuing operations	(5,341,203)	(2,984,731)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of investment agreements	7,007,284	4,289,445
Payments for drawdowns of investment agreements	(4,558,455)	(3,406,739)
Increase (decrease) in commercial paper	71,187	(135,458)
Issuance of medium-term notes	5,272,029	3,647,592
Principal paydown of medium-term notes	(2,667,430)	(2,145,301)
Issuance of variable interest entity floating rate notes	—	300,000
Principal paydown of variable interest entity floating rate notes	(77,085)	(107,053)
Securities sold under agreements to repurchase, net	558,181	110,917
Dividends paid	(130,306)	(121,064)
Capital issuance costs	(3,997)	(1,727)
Net repayment of short-term debt	(27,515)	(17,847)
Payments for derivatives	(9,313)	(24,077)
Purchase of treasury stock	(736,615)	(28,259)
Exercise of stock options	37,516	22,243
Excess tax benefit on share-based payment	6,937	1,181
Other, financing	(2,494)	(709)

Net cash provided by financing activities of continuing operations	4,739,924	2,383,144

Discontinued operations:
Net cash used by operating activities	—	(822)
Net cash provided by investing activities	—	174
Net cash provided by financing activities	—	970

Net cash provided by discontinued operations	—	322

Net increase in cash and cash equivalents	96,552	111,573
Cash and cash equivalents—beginning of period	269,277	221,710

Cash and cash equivalents—end of period	$365,829	$333,283

Supplemental cash flow disclosures:
Income taxes paid	$197,352	$153,024
Interest paid:
Investment agreements	$473,232	$370,730
Commercial paper	30,915	30,966
Medium-term notes	464,466	287,123
Variable interest entity floating rate notes	54,879	39,877
Securities sold under agreements to repurchase	14,663	29,765
Other borrowings and deposits	1,604	6,153
Long-term debt	52,148	52,418
Non cash items:
Share-based compensation	$12,805	$10,962
Dividends declared but not paid	42,645	41,788

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for MBIA Inc. and Subsidiaries (“MBIA” or the “Company”). The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations.

The results of operations for the nine months ended September 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. The December 31, 2006 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements include the accounts of MBIA Inc., its wholly owned subsidiaries and all other entities in which the Company has a controlling financial interest. All significant intercompany balances have been eliminated and business segment results are presented net of all material intersegment transactions. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the reclassification of amounts related to MBIA’s discontinued operations, which had no effect on net income, total assets, total liabilities or shareholders’ equity as previously reported.

NOTE 2: Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The following significant accounting policy provides an update to that included under the same caption in the Company’s Annual Report on Form 10-K.

Investments

The Company classifies its fixed-maturity investments as either available-for-sale or held-to-maturity, as defined by Statement of Financial Accounting Standards No. (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale investments are reported in the consolidated balance sheets at fair value, with unrealized gains and losses, net of deferred taxes, reflected in accumulated other comprehensive income in shareholders’ equity. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities. For bonds purchased at a price above par value that also have call features, premiums are amortized to the call date that produces the lowest yield. For mortgage-backed and asset-backed securities, discounts and premiums are adjusted quarterly for the effects of actual and expected prepayments on a retrospective basis. For pre-refunded bonds, the remaining term is determined based on the contractual refunding date. Investment income is recorded as earned. Realized gains or losses on the sale of investments are determined by utilizing the first-in, first-out method to identify the investments sold and are included as a separate component of revenues.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

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

MBIA regularly monitors its investments in which fair value is less than amortized cost in order to assess whether such a decline in value is other than temporary. In assessing whether a decline in value is other than temporary, the Company considers several factors, including but not limited to (a) the magnitude and duration of the decline and (b) the reasons for the decline, such as credit rating downgrades, issuer-specific changes in credit spreads, and the financial condition of the issuer. Based on this assessment, if the Company believes that either (a) the investment’s fair value will not recover to an amount equal to its amortized cost or (b) the Company does not have the ability and intent to hold the investment to maturity or until the fair value recovers to an amount at least equal to amortized cost, it will consider the decline in value to be other than temporary. If MBIA determines that a decline in the value of an investment is other than temporary, the investment is written down to its fair value and a realized loss is recorded in net income.

NOTE 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 requires that the Company determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. FIN 48 also provides guidance on the derecognition, classification and disclosure of tax positions. MBIA adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See “Note 9: Income Taxes” for disclosures required by FIN 48.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that would otherwise require bifurcation. The fair value designation may be applied on an instrument-by-instrument basis; however, the election to apply fair value accounting is irrevocable. MBIA adopted the provisions of SFAS 155 on January 1, 2007 and elected the fair value option for certain structured investments and a medium-term note liability. The effect of adopting SFAS 155 resulted in a $1.9 million after-tax ($3.0 million pre-tax) decrease to opening retained earnings as of January 1, 2007, representing the difference between the fair values of the hybrid financial instruments and the reported carrying values as of December 31, 2006. The decrease in retained earnings includes after-tax gross gains of $0.3 million ($0.5 million pre-tax) and after-tax gross losses of $2.2 million ($3.5 million pre-tax). For the nine months ended September 30, 2007, changes in the fair value of hybrid financial instruments resulted in a net pre-tax loss of $8.9 million, which is included in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statement of income.

Standards to be Adopted in Future Periods

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit with respect to dividends or dividend equivalents for non-vested restricted shares or restricted share units that are paid to employees be recorded as an increase to additional paid-in capital. MBIA currently records such tax benefit as a reduction of income tax expense. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company expects to adopt the provisions of EITF Issue No. 06-11 in the fourth quarter of 2007 and believes that the adoption of EITF Issue No. 06-11 will not have a material impact on its financial statements.

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

Following a 60 day comment period, the FASB held a discussion forum with interested parties in September 2007 and plans to begin redeliberations of the ED in the fourth quarter of 2007. The final statement is expected to be issued in the first quarter of 2008. The cumulative effect of initially applying the final statement will be recorded as an adjustment to the opening balance of retained earnings for that fiscal year. MBIA is in the process of evaluating how the exposure draft will impact its financial statements and has provided comments on the ED to the FASB. Until final guidance is issued by the FASB and is effective, MBIA will continue to apply its existing policies with respect to the establishment of both case basis and unallocated loss reserves and the recognition of premium revenue. A further description of the Company’s loss reserving and premium recognition policies are included in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

NOTE 4: Dividends Declared

Dividends declared by the Company during the nine months ended September 30, 2007 were $131.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 5: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended September 30, 2007, there were 1,404,106 stock options and 2,019,394 restricted stock and units outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. For the nine months ended September 30, 2007 there were 361,680 stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. For the three and nine months ended September 30, 2006, there were 1,699,934 and 1,742,823 stock options outstanding, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006:

	3rd Quarter		Year-to-date
In thousands except per share amounts	2007	2006	2007	2006
Income (loss) from continuing operations, net of tax	$(36,640)	$216,573	$373,802	$634,699
Income (loss) from discontinued operations, net of tax	—	1,374	—	3,604

Net income (loss)	$(36,640)	$217,947	$373,802	$638,303

Basic weighted-average shares	123,705,544	132,794,395	127,658,105	132,759,336
Effect of common stock equivalents:
Stock options	—	1,821,760	1,712,521	1,794,360
Restricted stock and units	—	2,123,248	2,166,889	2,123,248

Diluted weighted-average shares	123,705,544	136,739,403	131,537,515	136,676,944

Basic EPS:
Income (loss) from continuing operations	$(0.30)	$1.63	$2.93	$4.78
Income (loss) from discontinued operations	—	0.01	—	0.03

Net income (loss)	$(0.30)	$1.64	$2.93	$4.81

Diluted EPS:
Income (loss) from continuing operations	$(0.30)	$1.58	$2.84	$4.64
Income (loss) from discontinued operations	—	0.01	—	0.03

Net income (loss)	$(0.30)	$1.59	$2.84	$4.67

NOTE 6: Business Segments

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

The advisory services segment primarily consists of the operations of MBIA Municipal Investors Service Corporation (“MBIA-MISC”), MBIA Capital Management Corp. (“CMC”) and MBIA Asset Management UK (“AM-UK”). MBIA-MISC provides investment management programs, including pooled investments products and customized asset management services. In addition, MBIA-MISC provides portfolio accounting and reporting for state and local governments, including school districts. MBIA-MISC is a Securities and Exchange Commission (“SEC”)-registered investment adviser. CMC provides fee-based asset management services to the Company, its affiliates and third-party institutional clients. CMC is a SEC-registered investment advisor and Financial Industry Regulatory Authority member firm. AM-UK provides fee-based asset management services to the Company’s foreign insurance affiliates and EAAL, and to third-party institutional clients and investment structures. AM-UK is registered with the Financial Services Authority in the United Kingdom (“U.K.”).

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

Reportable segment results are presented net of material intersegment transactions. The following tables summarize the Company’s operations for the three and nine months ended September 30, 2007 and 2006:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Three months ended September 30, 2007
In thousands	Insurance	Investment Management Services	Corporate	Total
Revenues(1)	$353,530	$434,872	$721	$789,123
Net realized gains (losses)	6,411	(5,973)	(749)	(311)
Net gains (losses) on financial instruments at fair value and foreign exchange	(335,317)	(17,407)	317	(352,407)

Total revenues	24,624	411,492	289	436,405
Interest expense	19,514	378,787	20,186	418,487
Operating expenses	68,772	25,425	6,544	100,741

Total expenses	88,286	404,212	26,730	519,228

Income (loss) before taxes	$(63,662)	$7,280	$(26,441)	$(82,823)

Identifiable assets	$12,967,367	$31,702,852	$658,787	$45,329,006

	Three months ended September 30, 2006
In thousands	Insurance	Investment Management Services	Corporate	Total
Revenues(1)	$393,507	$308,473	$2,675	$704,655
Net realized gains (losses)	4,195	361	866	5,422
Net gains (losses) on financial instruments at fair value and foreign exchange	(4,706)	5,415	297	1,006

Total revenues	392,996	314,249	3,838	711,083
Interest expense	22,225	263,804	20,195	306,224
Operating expenses	74,532	19,062	4,711	98,305

Total expenses	96,757	282,866	24,906	404,529

Income (loss) before taxes	$296,239	$31,383	$(21,068)	$306,554

Identifiable assets(2)	$13,717,877	$23,646,910	$549,209	$37,913,996

(1)	Represents the sum of net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.
(2)	At September 30, 2006, identifiable assets exclude $25.6 million related to the Company’s discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Nine months ended September 30, 2007
In thousands	Insurance	Investment Management Services	Corporate	Total
Revenues(1)	$1,091,788	$1,187,281	$20,850	$2,299,919
Net realized gains (losses)	38,455	(1,949)	(9,244)	27,262
Net gains (losses) on financial instruments at fair value and foreign exchange	(347,528)	(29,024)	151	(376,401)

Total revenues	782,715	1,156,308	11,757	1,950,780
Interest expense	61,961	1,034,796	60,547	1,157,304
Operating expenses	211,898	70,883	23,460	306,241

Total expenses	273,859	1,105,679	84,007	1,463,545

Income (loss) before taxes	$508,856	$50,629	$(72,250)	$487,235

Identifiable assets	$12,967,367	$31,702,852	$658,787	$45,329,006

	Nine months ended September 30, 2006
In thousands	Insurance	Investment Management Services	Corporate	Total
Revenues(1)	$1,112,087	$860,978	$9,747	$1,982,812
Net realized gains (losses)	12,566	5,594	2,333	20,493
Net gains (losses) on financial instruments at fair value and foreign exchange	1,356	8,723	435	10,514

Total revenues	1,126,009	875,295	12,515	2,013,819
Interest expense	53,929	730,472	60,496	844,897
Operating expenses	220,565	55,113	10,379	286,057

Total expenses	274,494	785,585	70,875	1,130,954

Income (loss) before taxes	$851,515	$89,710	$(58,360)	$882,865

Identifiable assets(2)	$13,717,877	$23,646,910	$549,209	$37,913,996

(1)	Represents the sum of net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.
(2)	At September 30, 2006, identifiable assets exclude $25.6 million related to the Company’s discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following tables summarize the segments within the investment management services operations for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30, 2007
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(1)	$352,255	$18,873	$71,527	$(7,783)	$434,872
Net realized gains (losses)	(5,979)	6	—	—	(5,973)
Net gains (losses) on financial instruments at fair value and foreign exchange	(12,664)	(33)	(4,710)	—	(17,407)

Total revenues	333,612	18,846	66,817	(7,783)	411,492
Interest expense	312,371	—	67,388	(972)	378,787
Operating expenses	15,181	15,179	1,973	(6,908)	25,425

Total expenses	327,552	15,179	69,361	(7,880)	404,212

Income (loss) before taxes	$6,060	$3,667	$(2,544)	$97	$7,280

Identifiable assets	$26,889,430	$49,925	$4,793,887	$(30,390)	$31,702,852

	Three months ended September 30, 2006
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(1)	$247,866	$16,802	$51,297	$(7,492)	$308,473
Net realized gains (losses)	354	7	—	—	361
Net gains (losses) on financial instruments at fair value and foreign exchange	10,364	(2)	(4,947)	—	5,415

Total revenues	258,584	16,807	46,350	(7,492)	314,249
Interest expense	218,978	—	47,238	(2,412)	263,804
Operating expenses	11,211	10,824	2,069	(5,042)	19,062

Total expenses	230,189	10,824	49,307	(7,454)	282,866

Income (loss) before taxes	$28,395	$5,983	$(2,957)	$(38)	$31,383

Identifiable assets	$19,948,556	$140,650	$3,811,748	$(254,044)	$23,646,910

(1)	Represents the sum of interest income, investment management services fees and other fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Nine months ended September 30, 2007
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(1)	$971,076	$56,150	$183,605	$(23,550)	$1,187,281
Net realized gains (losses)	(1,705)	5	(249)	—	(1,949)
Net gains (losses) on financial instruments at fair value and foreign exchange	(23,220)	(74)	(5,730)	—	(29,024)

Total revenues	946,151	56,081	177,626	(23,550)	1,156,308
Interest expense	867,404	—	170,927	(3,535)	1,034,796
Operating expenses	41,687	42,423	6,151	(19,378)	70,883

Total expenses	909,091	42,423	177,078	(22,913)	1,105,679

Income (loss) before taxes	$37,060	$13,658	$548	$(637)	$50,629

Identifiable assets	$26,889,430	$49,925	$4,793,887	$(30,390)	$31,702,852

	Nine months ended September 30, 2006
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(1)	$680,726	$47,585	$155,204	$(22,537)	$860,978
Net realized gains (losses)	5,587	7	—	—	5,594
Net gains (losses) on financial instruments at fair value and foreign exchange	12,252	(114)	(3,415)	—	8,723

Total revenues	698,565	47,478	151,789	(22,537)	875,295
Interest expense	598,250	—	140,044	(7,822)	730,472
Operating expenses	32,065	30,725	6,924	(14,601)	55,113

Total expenses	630,315	30,725	146,968	(22,423)	785,585

Income (loss) before taxes	$68,250	$16,753	$4,821	$(114)	$89,710

Identifiable assets	$19,948,556	$140,650	$3,811,748	$(254,044)	$23,646,910

(1)	Represents the sum of interest income, investment management services fees and other fees.

A significant portion of premiums reported within the insurance segment is generated outside the United States. The following table summarizes net premiums earned by geographic location of risk for the three and nine months ended September 30, 2007 and 2006:

	3rd Quarter		Year-to-date
In thousands	2007	2006	2007	2006
Net premiums earned:
United States	$142,965	$158,996	$459,141	$460,259
Non-United States	60,228	53,331	175,217	174,703

Total	$203,193	$212,327	$634,358	$634,962

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

In thousands	3Q 2007	2Q 2007	1Q 2007
Case basis loss and LAE reserves:
Beginning balance	$316,856	$333,906	$323,718
Less: reinsurance recoverable	48,078	47,625	46,941

Net beginning balance	268,778	286,281	276,777

Case basis transfers from unallocated loss reserve related to:
Current year	1,975	6,047	2,602
Prior years	9,447	11,298	31,120

Total	11,422	17,345	33,722

Net paid (recovered) related to:
Current year	13	343	(337)
Prior years	(487)	34,505	24,555

Total net (recovered) paid	(474)	34,848	24,218

Net ending balance	280,674	268,778	286,281
Plus: reinsurance recoverable	50,673	48,078	47,625

Case basis loss and LAE reserve ending balance	331,347	316,856	333,906

Unallocated loss reserve:
Beginning balance	203,224	199,867	213,319
Losses and LAE incurred(1)	22,203	20,968	20,484
Channel Re elimination(2)	(273)	(266)	(214)
Transfers to case basis and LAE reserves	(11,422)	(17,345)	(33,722)

Unallocated loss reserve ending balance	213,732	203,224	199,867

Total	$545,079	$520,080	$533,773

(1)	Represents the Company’s provision for losses calculated as 12% of scheduled net earned premium.
(2)

Represents the amount of losses and LAE incurred that have been eliminated in proportion to MBIA’s ownership interest in Channel Reinsurance Ltd. (“Channel Re”), which is carried on an equity-method accounting basis.

During the nine months ended September 30, 2007, total net case basis activity transferred from the Company’s unallocated loss reserve was $62 million. Net case basis activity primarily consisted of incurred activity related to the Student Loan Finance Corporation (“SFC”) and a multi-sector collateralized debt obligation (“CDO”) executed in the cash market, as well as insured obligations within the home equity loan (2000 vintage) and manufactured housing sectors. Partially offsetting these loss reserves were reversals of previously established case basis reserves within the aircraft enhanced equipment trust certificates (“EETCs”) sector. The unallocated loss reserve approximated $214 million at September 30, 2007, which represents the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio but has not been specifically identified and is available for future case-specific activity. The Company recorded $64 million in losses and loss adjustment expenses for the nine months ended September 30, 2007 based on 12% of scheduled net earned premium.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 8: Derivative Instruments

The fair values of the Company’s derivative instruments are estimated using observable market prices when they are available. Such observable market prices are typically obtained for regularly traded contracts in active markets. Most of the derivative contracts insured by MBIA are structured transactions that are not traded but rather insured to maturity by MBIA. As they are illiquid, there are no observable market prices for these derivative contracts. For these contracts, the Company estimates fair values using available market credit spreads for the underlying reference obligations within valuation models. The Company utilizes both vendor-developed and proprietary models, depending on the type and structure of contracts. The significant data that influence the Company’s valuation models include market credit spreads, current interest rates, portfolio credit quality ratings and correlation assumptions within portfolios. Market data inputs are determined based on the specific attributes of each structured credit derivative. If observable market credit spreads are not available for the underlying reference obligations, then a market index is used that most closely resembles the underlying reference obligations, specified by asset class, credit quality rating and maturity of the underlying reference obligations. This data is obtained from recognized sources and is reviewed on an ongoing basis for reasonableness and applicability to the Company’s derivative portfolio.

The fair values of insured structured credit derivatives within the Company’s insurance portfolio are mostly derived from a valuation approach that uses actual market prices or market indices for underlying reference obligations within a proprietary valuation model utilizing a binomial expansion technique. This approach estimates the fair values of the Company’s structured credit derivative contracts based on the key components of a transaction’s structure, of collateral portfolio credit quality and of market spread levels for the underlying reference obligations, in addition to other factors such as the diversity of the collateral portfolio and assumed recovery rates for defaulted collateral. The level of subordination below MBIA’s exposure or credit tranche is a very significant factor that affects the estimated fair values of MBIA’s exposure as subordination below MBIA’s exposure absorbs all losses in the transaction’s underlying portfolio before any claim is made on MBIA’s insurance policy. Most of MBIA’s insured structured credit derivatives have subordination in excess of that required for the most senior triple-A rating within a transaction. The main drivers of changes in the estimated fair values of the Company’s insured structured credit derivatives are changes in market spread levels of the underlying reference obligations, changes in credit quality ratings of the underlying reference obligations, and declines in the amounts of subordination. During the third quarter of 2007, the primary factor affecting changes in fair values produced by this valuation approach was the widening of underlying reference obligation credit spread levels.

The Company also considers arms-length transactions that reduce its exposure to insured credit derivatives, such as reinsurance, to be good measures of fair value when the transaction is negotiated independently of other transactions and when it is executed on or near the valuation date. In such cases, the premiums paid to the reinsurers are used to fair value the derivative contract.

The following table presents the net par outstanding as of September 30, 2007 and the related income statement net gain or loss for the three months ended September 30, 2007 by fair value technique of all insured credit derivatives within the Company’s insurance portfolio.

In millions	% of Net Par Outstanding	Net Par Outstanding	Net Gain/(Loss)
Binomial expansion valuation model	92.8%	$128,351	$(318)
Reinsurance transactions	2.8	3,928	0
Specific dealer quotes	0.7	921	(21)
Other	3.7	5,040	(3)

Total	100.0%	$138,240	$(342)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The Company’s investment management services operations and corporate operations enter into OTC derivatives, such as interest rate swaps, currency swaps, credit default swaps and total return swaps, which predominately trade in liquid markets. The fair values for these derivatives are either based on specific dealer quotes or estimated using valuation models that combine observable market prices and market data inputs. The following table presents the net notional value outstanding as of September 30, 2007 and the related income statement net gain or loss for the three months ended September 30, 2007 by fair value technique of all credit and other derivatives within the Company’s investment management services portfolio and two derivatives related to the corporate operations.

In millions	% of Net Notional Value Outstanding	Net Notional Value Outstanding	Net Gain/(Loss)
Valuation models using market prices	86.4%	$39,352	$(9)
Specific dealer quotes	13.6	6,217	23

Total	100.0%	$45,569	$14

The use of market data within valuation models requires management to make assumptions on how the fair values of derivative instruments are affected by current market conditions. This is especially true during periods of market illiquidity, as was experienced during the third quarter of 2007. The availability of market data and the correlation of market data to a derivative instrument will determine the degree to which assumptions affect a derivative instrument’s fair value. Therefore, results can significantly differ between models due to differences among assumptions used by different participants in the markets.

The Company maintains an ongoing review of its valuation models and has ongoing control and cross-checking procedures for the approval and control of market and portfolio data inputs. During the third quarter of 2007, the Company’s review of its valuation approach primarily focused on the source of market credit spreads used in the valuation of its insurance credit derivatives portfolio to ensure that these spreads were indicative of the current market environment, of the asset class of the underlying reference obligations within each transaction, and of the current credit ratings of the underlying reference obligations. As a result of this review, the Company expanded its sources of market price and data inputs in order to enhance the quality of inputs for certain types of contracts. The overall valuation technique, however, was unchanged. Additionally, on September 30, 2007, the Company reinsured certain insured credit derivative contracts on a quota share basis with two of its reinsurers and used the reinsurance prices to fair value its aggregate exposure to those derivative contracts. One of the reinsurers was Channel Re, a related party.

NOTE 9: Income Taxes

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. In general, the effective tax rate fluctuates from time to time as the Company manages its investment portfolio on an after-tax total return basis. The effective tax rate, including tax related to discontinued operations, for the third quarter of 2007 was a benefit of 55.8% compared with a provision of 29.4% for the third quarter of 2006. For the nine months ended September 30, 2007, the effective tax rate, including tax related to discontinued operations, decreased to 23.3% from 28.2% for the same period in 2006. The changes in the Company’s effective tax rates for the quarter and nine months were a result of mark-to-market net losses recorded on the Company’s derivatives portfolio in the third quarter of 2007. The Company has calculated its year-to-date effective tax rate by treating these mark-to-market net losses as a discrete item. As such, the tax benefit of these net losses, calculated at the statutory tax rate of 35%, is an adjustment to the annual effective tax rate that the Company has estimated for all other pre-tax income. The Company believes that its decision to treat the mark-to-market net losses as a discrete item is appropriate given its inability to estimate these mark-to-market losses for the full year of 2007, which directly affects the Company’s ability to estimate pre-tax income and the related effective tax rate for the full year of 2007.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. Prior to the adoption of FIN 48, the Company classified interest and/or penalties related to income taxes as a component of income from continuing operations. In connection with the adoption of FIN 48, the Company has elected to classify interest and penalties as components of income taxes. The total amount accrued for interest and penalties was $4.2 million at the date of adoption, and the interest and penalties recognized during the first nine months of 2007 amounted to $1.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

MBIA’s major tax jurisdictions include the United States (“U.S.”), the U.K. and France. MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. Federal income tax returns have been examined through 2003. Currently, the Company is under an examination for the 2004 and 2005 years by the U.S. Internal Revenue Service, which is anticipated to be concluded in the fourth quarter of 2007. The U.K. tax matters have been substantially concluded through 2004 with the exception of MBIA UK Insurance Ltd., which is expected to be concluded in the first quarter of 2008. The French tax authority has concluded the examination through 2003 with the issue on the recognition of premium income for tax purposes pending resolution.

The total amount of unrecognized tax benefits at the date of adoption of FIN 48 was $28.8 million, which was included in the tax reserves. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $3.4 million as of September 30, 2007.

In April 2005, the French tax authority commenced an examination of the Company’s French tax return for 2002 and 2003. Upon completion of the audit, the Company received a notice of assessment in which the French tax authority has accelerated the way in which the Company recognizes earned premium for tax purposes, contrary to the French statutory method. The Company has protested and has filed for an appeal with respect to the assessment and the Company’s position is currently under review. Due to the uncertainty surrounding the outcome of the examination, the Company accrued the potential tax liability relating to the French tax audit for all open tax years through 2006 prior to the adoption of FIN 48. The total amount accrued with respect to the uncertain tax position is approximately $26.5 million and the related interest and penalties is approximately $4.2 million. It is reasonably possible that the French tax authority will rule in the Company’s favor within the next 12 months at which time the entire amount accrued, including the interest and penalties, will be reversed.

NOTE 10: Commitments and Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

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

The Independent Consultant reported his findings to the SEC, the NYAG and the NYSID, and to MBIA’s board of directors. As the Company announced on July 25, 2007, the regulatory agencies have completed their review of the Independent Consultant’s report. The Company does not expect any further enforcement actions in connection with the matters covered by the Independent Consultant’s report.

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

A Special Litigation Committee of three independent directors of MBIA Inc. has determined after a good faith and reasonable investigation that pursuit of the Orton Litigation is not in the best interests of MBIA and its shareholders, and has moved to dismiss the action. The lawsuit was dismissed on September 18, 2007, pursuant to court order and an agreement among all parties.

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

The Company’s results of operations for the three and nine months ended September 30, 2007 and 2006 are discussed in the “Results of Operations” section included herein. Results of operations are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

CRITICAL ACCOUNTING ESTIMATES

The Company has disclosed its critical accounting estimates in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The following critical accounting estimates provide an update to and should be read in conjunction with those included under the same caption in the Company’s Annual Report on Form 10-K.

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

The Company establishes specific reserves in an amount equal to the Company’s estimate of identified or case basis reserves with respect to specific policies. A number of variables are taken into account in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligation, the projected cash flow or market value of any assets that support the insured obligation and the historical and projected loss rates on such assets. Factors that may affect the actual ultimate realized losses for any policy include the state of the economy, changes in interest rates, rates of inflation and the salvage values of specific collateral. The Company does not believe that reasonably likely changes to these factors would materially change the amount of the Company’s case basis loss reserves.

As of September 30, 2007, the Company’s total net loss reserves of $545 million represent 0.05% of its outstanding net debt service insured of $1,009 billion. We believe that these reserves are adequate to cover ultimate net losses. Given that the reserves are based on estimates, there can be no assurance that the ultimate liability will not exceed such estimates resulting in the Company recognizing additional loss and loss adjustment expense in earnings. While the underlying principles applied to loss reserving are consistent across the financial guarantee industry, differences exist with regard to the methodology and measurement of loss reserves. Alternative methods may produce different estimates than the method used by the Company. Additionally, the accounting for non-derivative financial guarantee loss reserves is possibly subject to change. See “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a description of the Company’s loss and loss adjustment expense accounting policy.

FAIR VALUE OF DERIVATIVE INSTRUMENTS

MBIA issues insurance policies insuring payments due on derivative instruments and directly enters into derivative instruments for purposes of hedging risks associated with existing assets and liabilities and forecasted transactions. The Company accounts for derivative instruments in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which requires that all such contracts be recorded on the Company’s balance sheet at fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive income”, depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge. All of the Company’s derivative contracts are transacted as over-the-counter (“OTC”) derivatives.

Through MBIA Corp., the Company regularly insures derivative instruments as part of its core financial guarantee business, which represent the majority of the Company’s notional derivative exposure. These derivative instruments do not qualify for the financial guarantee scope exception under SFAS 133. MBIA has insured credit derivatives that reference primarily structured pools of cash securities and credit default swaps. The Company’s insured credit derivatives generally provide credit default swap protection on the most senior liabilities of structured finance transactions, and the Company’s exposure generally has more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The underlying reference obligations of these cash securities and credit default swaps principally consist of corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities.

The fair values of the Company’s derivative instruments are estimated using observable market prices when they are available. Such observable market prices are typically obtained for regularly traded contracts in active markets. Most of the derivative contracts insured by MBIA are structured transactions that are not traded but rather insured to maturity by MBIA. As they are illiquid, there are no observable market prices for these derivative contracts. For these contracts, the Company estimates fair values using available market credit spreads for the underlying reference obligations within valuation models. The Company utilizes both vendor-developed and proprietary models, depending on the type and structure of contracts. The significant data that influence the Company’s valuation models include market credit spreads, current interest rates, portfolio credit quality ratings and correlation assumptions within portfolios. Market data inputs are determined based on the specific attributes of each structured credit derivative. If observable market credit spreads are not available for the underlying reference obligations, then a market index is used that most closely resembles the underlying reference obligations, specified by asset class, credit quality rating and maturity of the underlying reference

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

obligations. This data is obtained from recognized sources and is reviewed on an ongoing basis for reasonableness and applicability to the Company’s derivative portfolio.

The fair values of insured structured credit derivatives within the Company’s insurance portfolio are mostly derived from a valuation approach that uses actual market prices or market indices for underlying reference obligations within a proprietary valuation model utilizing a binomial expansion technique. This approach estimates the fair values of the Company’s structured credit derivative contracts based on the key components of a transaction’s structure, of collateral portfolio credit quality and of market spread levels for the underlying reference obligations, in addition to other factors such as the diversity of the collateral portfolio and assumed recovery rates for defaulted collateral. The level of subordination below MBIA’s exposure or credit tranche is a very significant factor that affects the estimated fair values of MBIA’s exposure as subordination below MBIA’s exposure absorbs all losses in the transaction’s underlying portfolio before any claim is made on MBIA’s insurance policy. Most of MBIA’s insured structured credit derivatives have subordination in excess of that required for the most senior triple-A rating within a transaction. The main drivers of changes in the estimated fair values of the Company’s insured structured credit derivatives are changes in market spread levels of the underlying reference obligations, changes in credit quality ratings of the underlying reference obligations, and declines in the amounts of subordination. During the third quarter of 2007, the primary factor affecting changes in fair values produced by this valuation approach was the widening of underlying reference obligation credit spread levels.

The Company also considers arms-length transactions that reduce its exposure to insured credit derivatives, such as reinsurance, to be good measures of fair value when the transaction is negotiated independently of other transactions and when it is executed on or near the valuation date. In such cases, the premiums paid to the reinsurers are used to fair value the derivative contract.

The following table presents the net par outstanding as of September 30, 2007 and the related income statement net gain or loss for the three months ended September 30, 2007 by fair value technique of all insured credit derivatives within the Company’s insurance portfolio.

In millions	% of Net Par Outstanding	Net Par Outstanding	Net Gain/(Loss)
Binomial expansion valuation model	92.8%	$128,351	$(318)
Reinsurance transactions	2.8	3,928	0
Specific dealer quotes	0.7	921	(21)
Other	3.7	5,040	(3)

Total	100.0%	$138,240	$(342)

The Company’s investment management services operations and corporate operations enter into OTC derivatives, such as interest rate swaps, currency swaps, credit default swaps and total return swaps, which predominately trade in liquid markets. The fair values for these derivatives are either based on specific dealer quotes or estimated using valuation models that combine observable market prices and market data inputs. The following table presents the net notional value outstanding as of September 30, 2007 and the related income statement net gain or loss for the three months ended September 30, 2007 by fair value technique of all credit and other derivatives within the Company’s investment management services portfolio and two derivatives related to the corporate operations.

In millions	% of Net Notional Value Outstanding	Net Notional Value Outstanding	Net Gain/(Loss)
Valuation models using market prices	86.4%	$39,352	$(9)
Specific dealer quotes	13.6	6,217	23

Total	100.0%	$45,569	$14

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The use of market data within valuation models requires management to make assumptions on how the fair values of derivative instruments are affected by current market conditions. This is especially true during periods of market illiquidity, as was experienced during the third quarter of 2007. The availability of market data and the correlation of market data to a derivative instrument will determine the degree to which assumptions affect a derivative instrument’s fair value. Therefore, results can significantly differ between models due to differences among assumptions used by different participants in the markets.

The Company maintains an ongoing review of its valuation models and has ongoing control and cross-checking procedures for the approval and control of market and portfolio data inputs. During the third quarter of 2007, the Company’s review of its valuation approach primarily focused on the source of market credit spreads used in the valuation of its insurance credit derivatives portfolio to ensure that these spreads were indicative of the current market environment, of the asset class of the underlying reference obligations within each transaction, and of the current credit ratings of the underlying reference obligations. As a result of this review, the Company expanded its sources of market price and data inputs in order to enhance the quality of inputs for certain types of contracts. The overall valuation technique, however, was unchanged. Additionally, on September 30, 2007, the Company reinsured certain insured credit derivative contracts on a quota share basis with two of its reinsurers and used the reinsurance prices to fair value its aggregate exposure to those derivative contracts. One of the reinsurers was Channel Reinsurance Ltd. (“Channel Re”), a related party.

The fair value of the Company’s derivatives portfolio may be materially affected by several factors in the processes described above, including changes in market credit spread levels, the availability of new or improved market spread data relative to the underlying reference obligations within MBIA’s transactions, changes in specific contract data due to transaction performance or from enhancements to the Company’s valuation models. There is no market-standard modeling technique for fair valuing the illiquid types of structured credit derivative contracts within the Company’s insurance operations. Therefore, the techniques used by other market participants to estimate fair values for similar contracts could produce materially different valuations.

MBIA typically insures all structured credit derivative instruments to their contractual maturity. Upon maturity of a contract, any gain or loss recorded in the Company’s financial statements will be reduced to zero. The Company may periodically establish offsetting positions, which have primarily been executed in the reinsurance market. These positions provide a hedging benefit to MBIA’s risk exposure. When the Company enters into an offsetting position at a different price than its original position, the net position can result in a gain or loss for the Company. Also, in the unlikely event circumstances require the termination and settlement of a contract prior to maturity, any resulting gain or loss upon settlement will be recorded in the Company’s financial statements.

For further information regarding the Company’s credit derivative portfolio, see the “Market Risk” section included herein.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 requires that the Company determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. FIN 48 also provides guidance on the derecognition, classification and disclosure of tax positions. MBIA adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for disclosures required by FIN 48.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133 and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Financial Liabilities.” SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that would otherwise require bifurcation. The fair value designation may be applied on an instrument-by-instrument basis; however, the election to apply fair value accounting is irrevocable. MBIA adopted the provisions of SFAS 155 on January 1, 2007 and elected the fair value option for certain structured investments and a medium-term note liability. The effect of adopting SFAS 155 resulted in a $1.9 million after-tax ($3.0 million pre-tax) decrease to opening retained earnings as of January 1, 2007, representing the difference between the fair values of the hybrid financial instruments and the reported carrying values as of December 31, 2006. The decrease in retained earnings includes after-tax gross gains of $0.3 million ($0.5 million pre-tax) and after-tax gross losses of $2.2 million ($3.5 million pre-tax). For the nine months ended September 30, 2007, changes in the fair value of hybrid financial instruments resulted in a pre-tax loss of $8.9

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

million, which is included in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statement of income.

Standards to be Adopted in Future Periods

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit with respect to dividends or dividend equivalents for non-vested restricted shares or restricted share units that are paid to employees be recorded as an increase to additional paid-in capital. MBIA currently records such tax benefit as a reduction of income tax expense. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company expects to adopt the provisions of EITF Issue No. 06-11 in the fourth quarter of 2007 and believes that the adoption of EITF Issue No. 06-11 will not have a material impact on its financial statements.

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

On April 18, 2007, the FASB issued an Exposure Draft (“ED”) for public comment entitled “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of SFAS 60, “Accounting and Reporting by Insurance Enterprises.” The proposals contained in the ED are not considered final accounting guidance until the FASB completes its due process procedures and issues a final statement, which could differ from the ED. The FASB’s due process procedures include obtaining the comments from its constituency, including preparers of financial statements, users of financial statements such as investors and rating agencies, and other interested parties such as auditors and regulators. Following a 60 day comment period, the FASB held a discussion forum with interested parties in September 2007 and plans to begin redeliberations of the ED in the fourth quarter of 2007. The final statement is expected to be issued in the first quarter of 2008.

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

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The following table presents highlights of the Company’s consolidated financial results for the three and nine month periods ended September 30, 2007 and 2006. Items listed under “Other per share information (effect on net income)” are items that we commonly identify for the readers of our financial statements because they are a by-product of the Company’s operations or due to general market conditions beyond the control of the Company.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

	3rd Quarter		Year-to-date
In millions except per share amounts	2007	2006	2007	2006
Revenues:
Insurance	$25	$393	$783	$1,126
Investment management services	411	314	1,156	875
Corporate	—	4	12	13

Gross revenues from continuing operations	436	711	1,951	2,014
Expenses:
Insurance	88	97	274	275
Investment management services	404	283	1,106	785
Corporate	27	24	84	71

Gross expenses from continuing operations	519	404	1,464	1,131

Provision (benefit) for income taxes	(46)	90	113	248

Income (loss) from continuing operations, net of tax	(37)	217	374	635
Income (loss) from discontinued operations, net of tax	—	1	—	3

Net income (loss)	$(37)	$218	$374	$638

Net income (loss) per share information:(1)
Net income (loss)	$(0.30)	$1.59	$2.84	$4.67

Other per share information (effect on net income (loss)):
Accelerated premium earned from refunded issues	$0.09	$0.18	$0.47	$0.56
Net realized gains (losses)	$0.00	$0.03	$0.13	$0.10
Net gains (losses) on financial instruments at fair value and foreign exchange	$(1.85)	$0.00	$(1.86)	$0.05
Net income (loss) from discontinued operations	$0.00	$0.01	$0.00	$0.03

(1)	All per share calculations are diluted.

Consolidated revenues in the third quarter of 2007 decreased 39% to $436 million from $711 million in the third quarter of 2006. The decline in consolidated revenues was primarily due to a $352 million net loss on financial instruments at fair value and foreign exchange in the third quarter of 2007, which was the result of changes in the fair value of the Company’s insurance credit derivative portfolio, compared with $1 million of net gains on financial instruments at fair value and foreign exchange in the third quarter of 2006. For a further discussion of net gains and losses on financial instruments at fair value and foreign exchange, see the following “Net Gains and Losses” section. Insurance revenues also declined due to a decrease in net investment income, fees and reimbursements and premiums earned. The increase in investment management services’ revenues was due to a substantial increase in investment management services’ interest income resulting from strong growth in asset/liability products, partially offset by net losses on financial instruments at fair value and foreign exchange and net realized losses. Corporate revenues decreased primarily due to a decline in net investment income. Consolidated expenses in the third quarter of 2007 increased 28% to $519 million from $404 million in the third quarter of 2006. This increase was principally due to an increase in investment management services’ interest expense, which was commensurate with the increase in interest income. The decrease in insurance expenses primarily resulted from a decrease in operating expenses and interest expense, partially offset by an increase in loss and loss adjustment expenses (LAE) incurred. The increase in corporate expenses primarily resulted from an increase in costs allocated from the insurance operations and intercompany interest expense, partially offset by a decrease in costs related to the retention of the Independent Consultant and other legal expenses associated with the regulatory investigations.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The Company recorded a net loss in the third quarter of 2007 of $37 million compared with net income of $218 million in the third quarter of 2006. The net loss per diluted share for the third quarter of 2007 was ($0.30) compared with net income per diluted share of $1.59 for the same period in 2006. The decrease in net income per diluted share was due to the decline in net income partially offset by a decline in the number of diluted shares outstanding as a result of share repurchases by the Company in prior quarters under the share repurchase program.

Consolidated revenues for the first nine months of 2007 declined 3% to $1,951 million from $2,014 million in the first nine months of 2006. The decline in consolidated revenues was primarily due to the net losses in the Company’s insurance credit derivatives portfolio recorded in the third quarter of 2007. Insurance revenues also declined due to a decrease in net investment income and fees and reimbursements, partially offset by an increase in net realized gains on sales of securities. Investment management services’ revenues increased due to a substantial increase in investment management services’ interest income resulting from strong growth in asset/liability products, partially offset by net losses on financial instruments at fair value and foreign exchange and net realized losses. The decline in corporate revenues resulted from net realized losses, partially offset by an increase in net investment income and insurance recoveries. Insurance recoveries represent the reimbursement of a portion of expenses incurred in connection with the regulatory investigations of the Company and related litigation. Consolidated expenses in the first nine months of 2007 increased 29% to $1,464 million from $1,131 million in the first nine months of 2006. This increase was principally due to an increase in investment management services’ interest expense, which was commensurate with the increase in interest income. The decrease in insurance expenses was due to a decline in operating expenses, partially offset by an increase in interest expense and loss and LAE incurred. The increase in corporate expenses primarily resulted from an increase in costs allocated from the insurance operations, costs related to the retention of the Independent Consultant and other legal expenses associated with the regulatory investigations.

Net income in the first nine months of 2007 of $374 million was 41% lower compared with the first nine months of 2006. Net income per diluted share for the first nine months of 2007 was $2.84 compared with $4.67 for the same period in 2006. The decrease in net income per diluted share was due to the decline in net income partially offset by a decline in the number of diluted shares outstanding as a result of the share repurchases by the Company.

The Company’s book value at September 30, 2007 was $52.09 per share, compared with $53.43 at December 31, 2006. The decrease was principally driven by an increase in treasury stock as a result of the share repurchases by the Company and a decline in the unrealized appreciation of the Company’s investment portfolio, partially offset by net income from operations and an increase in additional paid-in capital due to stock-based compensation activity.

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

The municipal obligations that MBIA Corp. insures include tax-exempt and taxable indebtedness of states, counties, cities, utility districts and other political subdivisions, as well as airports, higher education and healthcare facilities and similar authorities and obligations issued by private entities that finance projects which serve a substantial public purpose. The asset-backed and structured finance obligations insured by MBIA Corp. typically consist of securities that are payable from or which are tied to the performance of a specified pool of assets that have an expected cash flow. Securities of this type include residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, trade and export receivables, aircraft, equipment and real property leases and infrastructure projects. MBIA also provides guarantees on portfolios of credit default swaps, which are directly tied to the performance of underlying reference obligations. Underlying reference obligations typically include residential mortgage-backed, commercial mortgage-backed, asset-backed, and corporate securities.

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

The Company’s gross premiums written (“GPW”), net premiums written (“NPW”) and net premiums earned for the third quarter and first nine months of 2007 and 2006 are presented in the following table:

					Percent Change
	3rd Quarter		Year-to-date		3rd Quarter	Year-to-date
In millions	2007	2006	2007	2006	2007 vs. 2006	2007 vs. 2006
Gross premiums written:
U.S.	$184	$133	$471	$383	38%	23%
Non-U.S.	66	69	244	244	(5)%	0%

Total	$250	$202	$715	$627	23%	14%

Net premiums written:
U.S.	$172	$120	$439	$349	44%	26%
Non-U.S.	53	56	203	200	(5)%	2%

Total	$225	$176	$642	$549	28%	17%

Net premiums earned:
U.S.	$143	$159	$459	$460	(10)%	0%
Non-U.S.	60	53	175	175	13%	0%

Total	$203	$212	$634	$635	(4)%	0%

GPW reflects premiums received and accrued for in the period and does not include the present value of future cash receipts expected from installment premium policies originated during the period. GPW was $250 million in the third quarter of 2007, up 23% from the third quarter of 2006. The increase in GPW resulted primarily from an increase in the volume of U.S. public finance deals written in the third quarter of 2007 compared with 2006. In addition, both U.S. and non-U.S. structured finance GPW increased compared with the same period in 2006. These increases were partially offset by a decline in non-U.S. public finance GPW in the third quarter of 2007 compared with 2006. For the nine months ended September 30, 2007, GPW increased 14% due to an increase in the number of deals and the average deal size written compared with the same period of 2006.

NPW represents gross premiums written net of premiums ceded to reinsurers. Reinsurance enables the Company to cede exposure and comply with its single risk and credit guidelines, although the Company continues to be primarily liable on the reinsured policies. NPW increased 28% to $225 million in the third quarter of 2007 from $176 million in the third quarter of 2006. The increase in the third quarter of 2007 was a result of the increase in GPW as well as a decrease in premiums ceded to reinsurers. Premiums ceded to reinsurers from all insurance operations were $24 million or 10% of GPW in the third quarter of 2007 compared to $26 million or 13% of GPW in the third quarter of 2006. For the nine months ended September 30, 2007, NPW increased 17% as a result of the increase in GPW and a decrease in premiums ceded to reinsurers. Premiums ceded to reinsurers in the nine months ended September 30, 2007 were $72 million or 10% of GPW compared with $78 million or 12% of GPW in the first nine months of 2006.

Net premiums earned include scheduled premium earnings, as well as premium earnings from refunded issues. Net premiums earned in the third quarter of 2007 of $203 million decreased 4% from $212 million in the third quarter of 2006. The decrease in net premiums earned was due to a 57% decrease in refunded premiums earned, partially offset by a 9% increase in scheduled premiums earned. In the nine months ended September 30, 2007, net premiums earned were $634 million, a slight decrease compared with $635 million in the nine months ended September 30, 2006. The decrease in net premiums earned was due to a 19% decrease in refunded premiums earned partially offset by a 5% increase in scheduled premiums earned.

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

Total net par insured rated A or above before giving effect to MBIA’s guarantee was 82% for the nine months ended September 30, 2007 compared with 76% for the same period of 2006. The increase in the percentage of net par insured rated A or above reflects a change in the mix of business written among sectors that typically have differing credit rating levels. At September 30, 2007, 82% of the Company’s outstanding net par insured was rated A or above before giving effect to MBIA’s guarantee, compared with 81% at September 30, 2006.

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are presented in the following table:

					Percent Change
	3rd Quarter		Year-to-date		3rd Quarter	Year-to-date
Global Public Finance In millions	2007	2006	2007	2006	2007 vs. 2006	2007 vs. 2006
Gross premiums written:
U.S.	$108	$65	$262	$192	66%	37%
Non-U.S.	29	36	137	144	(18)%	(5)%

Total	$137	$101	$399	$336	36%	19%

Net premiums written:
U.S.	$105	$63	$257	$187	67%	38%
Non-U.S.	24	31	118	123	(23)%	(4)%

Total	$129	$94	$375	$310	38%	21%

Net premiums earned:
U.S.	$77	$102	$277	$293	(24)%	(5)%
Non-U.S.	30	26	87	89	15%	(3)%

Total	$107	$128	$364	$382	(16)%	(5)%

Global public finance GPW increased 36% to $137 million in the third quarter of 2007 from $101 million in the third quarter of 2006. U.S. GPW increased 66% as a result of business written in the transportation and utilities sectors. Non-U.S. GPW decreased 18% resulting from a decline in deal volume and the termination of two installment policies. NPW increased 38% to $129 million in the third quarter of 2007 as a result of the increase in GPW as well as a lower cession rate. The overall cession rate for business written during the third quarter of 2007 was 6% compared with 7% in the third quarter of 2006. In the third quarter of 2007, global public finance net premiums earned decreased 16% to $107 million from $128 million in the third quarter of 2006. The decrease principally resulted from a $24 million decrease in refunded premiums earned and a $1 million decrease in scheduled premiums earned from U.S. business, offset by a $4 million increase in scheduled premiums earned from non-U.S. business.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

For the nine months ended September 30, 2007, global public finance GPW increased 19% to $399 million compared with $336 million in the first nine months of 2006. U.S. GPW increased 37% as a result of business written in the utilities, higher education and transportation sectors. Non-U.S. GPW decreased 5% primarily due to the impact of a $55 million non-U.S. public finance upfront policy written in the second quarter of 2006 with no comparatively large upfront policy written in the first nine months of 2007. However, several large policies written in the utilities and healthcare sectors primarily in the first quarter of 2007 partially offset the decline. NPW increased 21% to $375 million in the first nine months of 2007 as a result of the increase in GPW and a lower cession rate. The overall cession rate for business written during the first nine months of 2007 was 6% compared with 8% in the first nine months of 2006. In the first nine months of 2007, global public finance net premiums earned decreased 5% to $364 million from $382 million in the first nine months of 2006. The decrease resulted from a $14 million decrease in refunded premiums earned from U.S. business, an $11 million decrease in refunded premiums earned from non-U.S. business and a $2 million decrease in scheduled premiums earned from U.S. business. These decreases were partially offset by an $8 million increase in scheduled premiums earned from non-U.S. business.

Total net par insured rated A or above before giving effect to the Company’s guarantee represented 85% of global public finance business written in the first nine months of 2007, up from 82% in the first nine months of 2006. At September 30, 2007, 83% of the outstanding global public finance net par insured was rated A or above before the Company’s guarantee, compared with 82% at September 30, 2006.

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are presented in the following table:

					Percent Change
	3rd Quarter		Year-to-date		3rd Quarter	Year-to-date
Global Structured Finance In millions	2007	2006	2007	2006	2007 vs. 2006	2007 vs. 2006
Gross premiums written:
U.S.	$76	$68	$209	$191	12%	10%
Non-U.S.	37	33	107	100	9%	6%

Total	$113	$101	$316	$291	11%	8%

Net premiums written:
U.S.	$66	$57	$182	$162	17%	12%
Non-U.S.	30	25	85	77	17%	11%

Total	$96	$82	$267	$239	17%	12%

Net premiums earned:
U.S.	$66	$57	$182	$167	15%	9%
Non-U.S.	30	27	88	86	11%	4%

Total	$96	$84	$270	$253	14%	7%

Global structured finance GPW increased 11% in the third quarter of 2007 to $113 million from $101 million in the third quarter of 2006 as a result of increases in both U.S. and non-U.S. business written. The increase in U.S. business written was primarily within the collateralized debt obligation (“CDO”) and residential mortgage-backed sectors and the increase in non-U.S. business written was primarily within the CDO sector. In the third quarter of 2007, NPW increased 17% due to the increase in GPW and a lower overall cession rate. The overall cession rate for business written during the third quarter of 2007 was 15% compared with 19% in the third quarter of 2006. In the third quarter of 2007, global structured finance net premiums earned of $96 million were 14% higher than the third quarter of 2006. The increase in net premiums earned primarily resulted from a $9 million and $3 million increase in scheduled premiums earned from U.S. and non-U.S. business, respectively.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

In the first nine months of 2007, global structured finance GPW increased 8% to $316 million compared with $291 million in the first nine months of 2006 as a result of increases in both U.S. and non-U.S. business written. The increase in U.S. and non-U.S. business written was due to an increase in the volume of policies written during the first nine months of 2007, primarily in the CDO and residential mortgage-backed sectors, compared with the first nine month of 2006. In the first nine months of 2007, NPW increased 12% due to the increase in GPW and a lower cession rate. The overall cession rate for business written during the first nine months of 2007 was 15% compared with 18% in 2006. In the first nine months of 2007, global structured finance net premiums earned of $270 million were 7% higher compared with $253 million in the first nine months of 2006. The increase in net premiums earned primarily resulted from a $15 million and $3 million increase in scheduled premiums earned from U.S. business and non-U.S. business, respectively.

MBIA’s global structured finance net par insured rated A or above before giving effect to the Company’s guarantee was 81% in the first nine months of 2007, up from 70% in the same period of 2006. At September 30, 2007, 80% of the outstanding global structured finance net par insured was rated A or above before giving effect to the Company’s guarantee, compared with 78% at September 30, 2006.

As of September 30, 2007, MBIA had $4.7 billion of net par outstanding from direct exposure to the subprime mortgage sector, representing less than 1% of total insured net par outstanding. Over half of the exposure written in this sector was insured by MBIA in 2005, 2006 and the first three quarters of 2007 and was exclusively insured in the secondary market. Additionally, all of the exposure insured during 2005, 2006 and the first nine months of 2007 had credit quality ratings of triple-A before the benefit of MBIA’s insurance at the time the exposure was insured. As of September 30, 2007, 91.9% of MBIA’s total net par outstanding from direct exposure to the subprime mortgage sector had an underlying average credit quality rating of single A or better.

INVESTMENT INCOME The Company’s insurance-related net investment income for the third quarter and first nine months of 2007 and 2006 and ending asset balances at amortized cost as of September 30, 2007 and September 30, 2006 are presented in the following table:

					Percent Change
	3rd Quarter		Year-to-date		3rd Quarter	Year-to-date
In millions	2007	2006	2007	2006	2007 vs. 2006	2007 vs. 2006
Pre-tax income	$145	$164	$438	$448	(11)%	(2)%
After-tax income	$114	$126	$341	$349	(10)%	(2)%

Ending asset balances at amortized cost			$11,112	$11,951		(7)%

The Company’s insurance-related net investment income, excluding net realized gains and losses, decreased 11% to $145 million in the third quarter of 2007 and decreased 2% to $438 million in the first nine months of 2007 compared with the same periods of 2006. After-tax net investment income decreased 10% to $114 million in the third quarter of 2007 and decreased 2% to $341 million in the first nine months of 2007. Investment income in the three and nine months ended September 30, 2006 included $13 million and $17 million, respectively, related to Northwest Airlines’ enhanced equipment trust certificates, compared with zero and $5 million in the three and nine months ended September 30, 2007, respectively. The Company received the Northwest Airlines’ enhanced equipment trust certificates in connection with a remediation and sold the certificates in the second quarter of 2007. See the Risk Management section for additional information on the Northwest Airlines’ enhanced equipment trust certificates. Investment income related to consolidated VIEs increased $4 million to $19 million in the three months ended September 30, 2007 and $15 million to $55 million in the nine months ended September 30, 2007 compared with the same periods of 2006. VIE interest income is generated from interest bearing assets held by such entities and supports the payment of interest expense on debt issued by these entities.

Excluding interest income related to VIEs and the Northwest Airlines’ enhanced equipment trust certificates, insurance-related net investment income decreased 4% on a pre-tax basis and 3% on an after-tax basis in the first nine months of 2007 compared with the first nine months of 2006. These decreases were attributable to a decline in average invested assets as a result of dividends paid from MBIA Corp. to MBIA Inc. in December 2006 and April 2007 and claim payments made in the fourth quarter of 2006 to call two MBIA-insured transactions. Average investment yields declined for the three months ended September 30, 2007 compared with the same period in 2006. However, for the nine months ended September 30, 2007, average investment yields increased compared with 2006. Ending asset balances at amortized cost, excluding VIE and Northwest Airlines’ enhanced equipment trust certificates assets, were $9.8 billion at September 30, 2007 compared with $9.6 billion at December 31, 2006. Tax-exempt investments represented 57% of ending asset balances, excluding VIE and Northwest Airlines’ enhanced equipment trust certificates assets, at September 30, 2007 compared with 55% at December 31, 2006.

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

Fee and reimbursement revenues decreased 71% to $5 million in the third quarter of 2007 from $17 million in the third quarter of 2006. In the nine months ended September 30, 2007, fee and reimbursement revenues decreased 33% to $20 million from $29 million in the nine months ended September 30, 2006. The decrease in the third quarter and first nine months of 2007 was principally driven by a decrease in expense reimbursements associated with loss prevention efforts. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

NET GAINS AND LOSSES Net realized gains in our insurance operations were $6 million in the third quarter of 2007 compared with net realized gains of $4 million in the third quarter of 2006. In the first nine months of 2007, net realized gains in our insurance operations were $38 million compared with net realized gains of $13 million in the first nine months of 2006. Net realized gains and losses are largely due to sales of investment securities. Additionally, net realized gains in the first nine months of 2007 included $32 million of gains in the second quarter of 2007 related to the disposition of Delta and Northwest Airlines’ enhanced equipment trust certificates the Company received from insurance remediations. Net realized gains in the first nine months of 2006 included an $11 million gain related to the sale of the Company’s investment in RAM Holdings, Inc., the holding company of RAM Reinsurance Company Ltd. and a $14 million impairment loss recorded on a salvage receivable recorded in the first quarter of 2006.

Net gains and losses on financial instruments at fair value and foreign exchange in our insurance operations represent changes in the market value of the Company’s insured structured credit derivative portfolio and changes in the U.S. dollar value of non-U.S. dollar assets and liabilities. Gains and losses on structured credit derivatives are largely driven by movements in credit spreads primarily affecting the Company’s insured portfolio of credit default swaps on CDOs.

Net losses on financial instruments at fair value and foreign exchange were $335 million in the third quarter of 2007 compared with net losses of $5 million in the third quarter of 2006. Net losses in the third quarter of 2007 primarily consisted of mark-to-market net losses of $342 million on insured structured credit derivative contracts resulting from a significant widening of credit spreads in CDO sectors, such as commercial mortgage-backed securities (“CMBS”), other asset-backed and corporate securities. In the absence of any material credit deterioration on these contracts prior to their maturity, the Company expects that the current net loss will reverse over time. These credit derivative contracts have similar terms and conditions to the Company’s non-derivative insurance contracts and are evaluated for impairment under the same monitoring process. Additionally, the Company is not required to post collateral to counterparties of these contracts, thereby avoiding liquidity risks typical of standard credit derivative contracts. Net losses in the third quarter of 2006 primarily resulted from the reversal of derivative gains on terminated contracts.

Net losses on financial instruments at fair value and foreign exchange were $348 million in the first nine months of 2007 compared with net gains of $1 million in the first nine months of 2006. Net losses in the first nine months of 2007 consisted of $358 million of mark-to-market net losses on insured credit derivative contracts offset by $10 million of foreign exchange gains. Net gains in the first nine months of 2006 consisted of $6 million of foreign exchange gains offset by $5 million of mark-to-market net losses on insured credit derivative contracts.

The Company continues to monitor current market conditions including market spreads, credit quality ratings and subordination levels. In the fourth quarter of 2007, the Company has observed a further widening of market spreads and credit quality ratings downgrades of certain tranches within MBIA’s insured CDOs. These downgrades largely affected tranches that are subordinate to the tranches that the Company has insured. One MBIA insured tranche was downgraded to date, which occurred in the fourth quarter of 2007. As a result of the further market spread widening, including a substantial widening in corporate, residential mortgage-backed and commercial mortgage-backed credit spreads, and the deterioration of asset credit quality ratings in such transactions, the Company could suffer additional substantial mark-to-market losses in the fourth quarter of 2007 and in subsequent quarters, although the ultimate amount of such losses for the fourth quarter will depend on future market developments. In some cases, the downgrade of tranches subordinate to the tranche that the Company insures could trigger the diversion of cash to the insured tranche thereby shortening the tenor of the Company’s insured tranche and substantially reducing the Company’s exposure to actual claims and losses and reducing the related mark-to-market loss. For further information on the fair value of derivative instruments, see the preceding “Critical Accounting Estimates” section.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) MBIA’s Insured Portfolio Management (“IPM”) Division is responsible for monitoring MBIA insured issues. The level and frequency of MBIA’s monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If IPM identifies concerns with respect to the performance of an insured issue it may designate such insured issue as “Caution List-Low,” “Caution List-Medium” or “Caution List-High”. The designation of any insured issue as “Caution List-Medium” or “Caution List-High” is based on the nature and extent of these concerns and requires that increased monitoring and, if needed, a remediation plan be implemented for the related insured issue. The Company does not establish any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High”.

In the event MBIA determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that insured issue. The following table presents the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves as of September 30, 2007 and 2006, as well as its loss provision and case basis activity for the nine months ended September 30, 2007 and 2006.

	September 30,		Percent Change
In millions	2007	2006	2007 vs. 2006
Case-specific:
Gross	$331	$466	(29)%
Reinsurance recoverable on unpaid losses	50	47	8%

Net case reserves	$281	$419	(33)%
Unallocated	214	259	(18)%

Net loss and LAE reserves	$495	$678	(27)%

Losses and LAE	$64	$61	5%

Case basis activity	$62	$9	580%

The Company recorded $64 million in losses and LAE in the first nine months of 2007, which increased 5% compared with $61 million in the first nine months of 2006. The percentage increase in losses and LAE corresponds to the increase in scheduled net earned premium, as scheduled net earned premium is the base upon which the Company’s 12% loss factor is applied. As of September 30, 2007, the Company had $214 million in unallocated loss reserves, which represent the Company’s estimate of losses associated with credit deterioration that have occurred in the Company’s insured portfolio but have not been specifically identified and are available for future case-specific activity.

Total net case basis activity transferred from the Company’s unallocated loss reserve was $62 million during the nine months ended September 30, 2007 compared with $9 million of net case basis activity transferred from the Company’s unallocated loss reserve during the nine months ended September 30, 2006. Net case basis activity during 2007 primarily consisted of loss reserves for insured obligations related to the Student Loan Finance Corporation (“SFC”) and a multi-sector CDO executed in the cash market, as well as insured obligations within the home equity loan (2000 vintage) and manufactured housing sectors. Partially offsetting these loss reserves were reversals of previously established case basis reserves within the aircraft enhanced equipment trust certificates (“EETCs”) sector. Net case basis activity during 2006 consisted of loss reserves for insured obligations within the CDO, equipment lease pools and home equity loan sectors, MBIA’s guaranteed tax lien portfolio and insured obligations issued by Allegheny Health, Education and Research Foundation (“AHERF”). Largely offsetting these loss reserves were reversals of previously established case basis reserves within the EETCs and manufactured housing sectors.

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

Under Eurotunnel’s safeguard plan, holders of Eurotunnel senior debt received cash in full for their claims and, accordingly, MBIA’s exposure to Eurotunnel senior debt was reduced to zero. Additionally, MBIA recovered claim payments it had made with respect to Eurotunnel senior debt. Under the safeguard plan, holders of Eurotunnel Tier 1A debt received cash in full for their claims and, on June 29, 2007, Fixed-Link Finance 2, B.V. (“FLF2”) used that cash to repay all of its outstanding notes and to reimburse MBIA for the 18 million British pound claim payment it made in the first quarter of 2007. MBIA’s exposure to Eurotunnel through FLF2 and to FLF2 debt was reduced to zero. Under the safeguard plan, holders of Eurotunnel Tiers 1 and 2 debt received cash in full for their claims and holders of Eurotunnel Tier 3 debt received approximately 62% of their claims in cash. Fixed-Link Finance, B.V. (“FLF1”) will use the cash received on account of its Tiers 1, 2 and 3 claims to make scheduled interest payments through February 1, 2009, at which time all available cash will be used to repay FLF1’s outstanding notes in order of priority. As a result of this development, S&P raised its ratings on the FLF1 Class A and B notes to AAA/Stable, noting that the recoveries of the Class A and B notes are wholly secured by cash. The Class A and B notes are pari passu with the Class G notes guaranteed by MBIA and recoveries of the Class G notes are also wholly secured by cash. Accordingly, although FLF1 no longer owns any Eurotunnel debt, MBIA remains exposed to FLF1 through February 1, 2009. At September 30, 2007, MBIA’s exposure to FLF1 debt on account of the Class G notes was approximately $755 million in net par outstanding. MBIA has not paid and does not expect to pay any claims with respect to its exposure to FLF1. The Company believes that it will not incur an ultimate loss on its Eurotunnel exposure and, therefore, has not established a case basis loss reserve for this credit.

MBIA insures mortgage-backed securities backed by subprime mortgages directly through residential mortgage-backed securities securitizations and indirectly through CDOs, in which MBIA guarantees the triple-A rated portion of such transactions. Over the last several months, there has been growing stress in the subprime mortgage market, particularly related to mortgage loans originated during 2005, 2006, and 2007. While transactions guaranteed by MBIA include collateral consisting of mortgages originated during 2005, 2006, and 2007, given the amount of subordination below MBIA’s insured portion of such transactions available to absorb any losses from collateral defaults, MBIA currently does not expect material ultimate losses on these transactions. As of September 30, 2007, there are no insured subprime mortgage transactions with 2005, 2006, and 2007 subprime mortgage collateral appearing on the Company’s Classified List or Caution Lists.

MBIA also insures mortgage-backed securities backed by prime and near prime mortgages, including revolving home equity loans and closed-end second mortgages. In the fourth quarter of 2007, the Company has observed deterioration in the performance of several of its prime and near prime home equity transactions and has paid small claims on two transactions during the fourth quarter. The Company may pay claims on those and other home equity transactions in the future. MBIA currently does not expect any material ultimate losses in this sector.

The Company has significant exposures in its insured portfolio relating to regions impacted by Hurricane Katrina. Insured credits in these regions encompass various types of sectors, including general obligation bonds, tax-backed, healthcare, transportation and higher education, among others. The Company is continuing its communication with issuers, trustees and relevant state officials to closely monitor its insured credits. To date, the Company has paid $8 million in claim payments, for which it has been fully reimbursed.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

MBIA continues to closely monitor the manufactured housing sector, which has experienced stress during the last several years. MBIA ceased writing business in this sector in 2000, other than through certain MBIA-insured CDO transactions. At September 30, 2007, the Company had $30 million in case basis reserves, net of reinsurance, covering net insured par outstanding of $83 million on two different transactions within the manufactured housing sector. The Company had additional manufactured housing exposure of $1.9 billion in net insured par outstanding as of September 30, 2007, of which approximately 24% has been placed on the Company’s “Caution List-Medium” and “Caution List-High.”

As of September 30, 2007, MBIA had 31 open case basis issues on its “Classified List” that had $281 million in aggregate case reserves, net of reinsurance. Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is probable and estimable in the future. As of September 30, 2007, case basis reserves consisted of the following:

Dollars in millions	Number of case basis issues	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	25	$303	$810
Issues without defaults	6	28	95

Total gross	31	$331	$905

Net of reinsurance:
Issues with defaults	25	$274	$707
Issues without defaults	6	7	55

Total net	31	$281	$762

When MBIA becomes entitled to the underlying collateral or to a reimbursement of an insured credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset. Such amounts are included in the Company’s balance sheet within “Other assets.” As of September 30, 2007 and December 31, 2006, the Company had salvage and subrogation of $120 million and $180 million, respectively. The decrease from December 31, 2006 principally resulted from collections of salvage amounts due to MBIA. The amount recorded as salvage and subrogation may be influenced by several factors during any period, such as the level of claim payments made for which the Company is entitled to reimbursements, amounts collected and impairment write-downs.

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

Due to certain continuing rights MBIA possessed with respect to the Certificates, MBIA recorded the Certificates and the related financing on its balance sheet under the requirements of SFAS 140. The Certificates were included within “Short-term investments” and the related financing was included within “Payable for investments purchased” on the Company’s consolidated balance sheets. During the second quarter of 2007, MBIA no longer possessed its continuing rights with respect to the Certificates and, therefore, removed the Certificates and related financing from its consolidated balance sheet as of June 30, 2007.

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

As of September 30, 2007, the aggregate amount of insured par ceded by MBIA to reinsurers under reinsurance agreements was $79 billion. Additionally, the Company has other reimbursement agreements not accounted for as reinsurance, primarily with a double-A rated reinsurer, covering $4 billion of insured par. The following table presents the percentage ceded to and reinsurance recoverable from reinsurers by rating levels:

Reinsurers	Standard & Poor’s Rating		Moody’s Rating	Percentage of Total Par Ceded	Reinsurance Recoverable (in thousands)
Channel Reinsurance Ltd.	AAA		Aaa	53.71%	$8,405
RAM Reinsurance Company, Ltd.	AAA		Aa3	13.94	897
Assured Guaranty Corp.	AAA		Aaa	10.69	13,319
Ambac Assurance Corporation	AAA		Aaa	6.09	—
Mitsui Sumitomo Insurance Company Ltd.	AA		Aa3	5.87	18
Swiss Reinsurance Company, Zurich, Switzerland	AA	-	Aa2	3.96	—
Radian Asset Assurance Inc.	AA		Aa3	1.19	8,134
Assured Guaranty Re Ltd.	AA		Aa2	1.10	—
XL Financial Assurance Ltd.	AAA		Aaa	0.60	—
Export Development Canada	AAA		Aaa	0.46	—
Other (1)	A+ or above		Aa3 or above	2.35	19,601
Not Currently Rated				0.04	299

Total				100.00%	$50,673

(1)	Several reinsurers within this category are not rated by Moody’s.

Channel Re is a triple-A rated reinsurer of MBIA. In June 2007, S&P revised its outlook on Channel Re from negative to stable. MBIA continues to own a 17.4% equity interest in Channel Re.

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

The Company’s insurance expenses, as well as its expense ratio, are shown in the following table:

					Percent Change
	3rd Quarter		Year-to-date		3rd Quarter	Year-to-date
In millions	2007	2006	2007	2006	2007 vs. 2006	2007 vs. 2006
Gross expenses	$59	$63	$183	$189	(6)%	(3)%

Amortization of deferred acquisition costs	$16	$17	$50	$50	(4)%	0%
Operating expenses	31	37	98	110	(18)%	(10)%

Total insurance operating expenses	$47	$54	$148	$160	(14)%	(7)%

Expense ratio	22.9%	25.5%	23.4%	25.2%

Gross insurance expenses decreased 6% in the third quarter and 3% in the first nine months of 2007 primarily as a result of an increase in costs allocated to our investment management services and corporate operations, a decrease in loss prevention expenses and a decrease in salary expense. The decrease in insurance expenses for the third quarter was partially offset by an increase in premium taxes. The decrease in insurance expenses for the first nine months of 2007 was partially offset by increases in costs related to long-term compensation, retirement plans and premium taxes compared to the same periods in 2006. In the third quarter of 2007, the amortization of deferred acquisition costs decreased 4% compared with the third quarter of 2006, in line with the decline in insurance premiums earned. In the first nine months of 2007, the amortization of deferred acquisition costs declined slightly compared with the first nine months of 2006, in line with the slight decline in insurance premiums earned. Over the last several years there has been an increase in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. The increasing ratio reflects higher costs associated with acquiring new policies relative to a smaller growth in deferred and future installment premiums.

Operating expenses in the third quarter and first nine months of 2007 decreased 18% and 10%, respectively, compared with the same periods in 2006. The decrease in operating expenses in the third quarter and first nine months of 2007 compared with the same periods in 2006 resulted from the increase in costs allocated to our investment management services and corporate operations, lower loss prevention expenses and a decrease in salary expense. The decrease in operating expenses in the first nine months of 2007 was partially offset by increases in costs related to long-term compensation and retirement plans in the first six months of 2007.

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

Financial guarantee insurance companies use the expense ratio (expenses divided by net premiums earned) as a measure of expense management. The decrease in the expense ratios for the third quarter and first nine months of 2007 compared with the same periods in 2006 is principally due to lower levels of operating expenses in the third quarter and first nine months of 2007 compared with the same periods in 2006.

INTEREST EXPENSE Interest expense from MBIA’s insurance operations, which primarily consists of interest related to debt issued by consolidated VIEs, the financing of the Northwest Airlines Pass Through Trust 2000-1G certificates and agreements accounted for as deposits, decreased to $20 million in the third quarter of 2007 from $22 million in the third quarter of 2006. The decline in interest expense was due to $7 million of interest related to the financing of the Northwest Airlines Pass Through Trust 2000-1G certificates in the third quarter of 2006 with no corresponding amount in the third quarter of 2007. Partially offsetting the decline was a $4 million increase in interest expense related to consolidated VIEs. VIE interest expense was $19 million in the third quarter of 2007 compared with $15 million in the third quarter of 2006.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

For the first nine months of 2007, interest expense from MBIA’s insurance operations increased to $62 million compared with $54 million in the first nine months of 2006. Interest expense related to consolidated VIEs of $55 million increased $15 million in the first nine months of 2007 from $40 million in the first nine months of 2006. In addition, there was $4.7 million of interest expense related to the financing of the Northwest Airlines Pass Through Trust 2000-1G certificates in the first nine months of 2007, down from $10.0 million in the first nine months of 2006.

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

The Company consolidates certain third-party VIEs as a result of financial guarantees provided by the insurance operations. The assets and liabilities of third-party VIEs are primarily reported in “Investments held-to-maturity” and “Variable interest entity floating rate notes,” respectively, on the face of the Company’s balance sheet. The assets and liabilities of these VIEs each totaled $1.4 billion at September 30, 2007 and $1.5 billion at December 31, 2006. Revenues and expenses related to third-party VIEs are primarily reported in “Net investment income” and “Interest expense”, respectively, on the Company’s statement of income and substantially net to zero. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies.

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

In the third quarter of 2007, investment management services’ revenues of $411 million increased 31% compared with the third quarter of 2006. Excluding net realized gains and losses and net gains and losses on financial instruments at fair value and foreign exchange, revenues of $434 million increased 41% compared with the third quarter of 2006. For the first nine months of 2007, total revenues of $1,156 million increased 32% over the same period in 2006. Excluding net realized gains and losses and net gains and losses on financial instruments at fair value and foreign exchange, revenues of $1,187 million increased 38% over the first nine months of 2006. The increases in revenues were driven by growth in all three segments. Revenues in the asset/liability products segment were favorably impacted by volume growth in GICs and structured MTNs. The advisory services segment revenues were favorable compared with 2006 due to growth in managed assets for customized asset management and municipal investment pool balances resulting from both new accounts and additions to existing accounts. Conduit segment revenues increased in the quarter due to new business activity and the impact of higher interest rates on conduit floating rate assets. Total investment management services’ expenses in the third quarter of 2007 were $404 million, up 43% compared with the third quarter of 2006. For the nine months ended September 30, 2007, total expenses of $1,106 million increased by 41% over the prior year. The increases in expenses for the quarter and nine months were primarily driven by higher interest expense in asset/liability products, which was consistent with the increase in interest revenues, an increase in costs allocated from our insurance operations and the impact of higher interest rates on conduit floating rate debt.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Net realized losses from investment securities in the investment management services operations were $6 million in the third quarter of 2007 compared with net realized gains of $0.4 million in the third quarter of 2006. Net realized losses in the third quarter of 2007 included a $2.5 million investment impairment and a $2.9 million realized loss on a terminated foreign currency swap. For the nine months ended September 30, 2007, net realized losses were $2 million compared with net realized gains of $5 million in the same period of 2006. Notwithstanding impairment losses, net realized gains and losses are largely generated from the ongoing management of the investment portfolios.

Net losses on financial instruments at fair value and foreign exchange from the investment management services operations in the third quarter of 2007 were $17 million compared with net gains of $5 million in the third quarter of 2006. Net losses in the current quarter were attributable to unfavorable foreign exchange on the re-measurement of Euro denominated liabilities against British pound sterling, partially offset by mark-to-market gains on derivative instruments that hedge liabilities as a result of lower interest rates. For the nine months ended September 30, 2007, net losses on financial instruments at fair value and foreign exchange from the investment management services operations were $29 million compared with net gains of $9 million for the nine months ended September 30, 2006. Net losses in 2007 were primarily due to unfavorable exchange on the re-measurement of Euro denominated liabilities against British pound sterling and losses on derivative instruments.

At September 30, 2007, ending assets under management were $66 billion, 3.7% above the 2006 year-end level and 12.2% above the September 30, 2006 level. Conduit ending assets included in assets under management at September 30, 2007 totaled $4.6 billion compared to $3.7 billion at September 30, 2006. The following table summarizes the consolidated investment management services’ results and assets under management for the third quarter and first nine months of 2007 and 2006:

					Percent Change
	3rd Quarter		Year-to-date		3rd Quarter	Year-to-date
In millions	2007	2006	2007	2006	2007 vs. 2006	2007 vs. 2006
Interest and fees	$434	$309	$1,187	$861	41%	38%
Net realized gains (losses)	(6)	—	(2)	5	n/m	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(17)	5	(29)	9	n/m	n/m

Total revenues	411	314	1,156	875	31%	32%

Interest expense	379	264	1,035	730	44%	42%
Operating expenses	25	19	71	55	33%	29%

Total expenses	404	283	1,106	785	43%	41%

Pre-tax income	$7	$31	$50	$90	(77)%	(44)%

Ending assets under management			$65,875	$58,708		12%

n/m – Percentage change not meaningful

The following provides a summary of each of the investment management services businesses by segment. See “Note 6: Business Segments” in the Notes to Consolidated Financial Statements for a tabular presentation of the results of the investment management services’ segments.

Asset/liability products’ pre-tax income, excluding net realized gains and losses and net gains and losses on financial instruments at fair value and foreign exchange, totaled $25 million in the third quarter of 2007, up 40% compared with the third quarter of 2006. For the nine months ended September 30, 2007, pre-tax income of $62 million, excluding net realized gains and losses and net gains and losses on financial instruments at fair value and foreign exchange, increased 23% over 2006. At September 30, 2007, principal and accrued interest outstanding on investment agreement and medium-term note obligations and securities sold under agreements to repurchase totaled $25.6 billion compared with $20.3 billion at December 31, 2006. Assets supporting these agreements had market values, including accrued interest, of $25.9 billion and $20.7 billion at September 30, 2007 and December 31, 2006, respectively. These assets comprise high-quality securities with an average credit quality rating of double-A.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Advisory services’ pre-tax income, excluding net realized gains and losses and net gains and losses on financial instruments at fair value and foreign exchange, totaled $4 million in the third quarter of 2007, down 38% compared with the third quarter of 2006. For the nine months ended September 30, 2007, pre-tax income of $14 million, excluding net realized gains and losses and net gains and losses on financial instruments at fair value and foreign exchange, was down 19% as compared with the same period last year. Third-party ending assets under management were $24.6 billion at September 30, 2007 and $28.5 billion at December 31, 2006. The decline in assets under management is primarily due to a decrease in assets for the East Fleet structured vehicle. The market values of assets related to the Company’s insurance and corporate investment portfolios managed by the investment management services operations at September 30, 2007 were $10.4 billion compared with $10.5 billion at December 31, 2006.

Conduit program pre-tax income, excluding net gains and losses on financial instruments at fair value and foreign exchange, totaled $2 million in the third quarter of 2007 comparable to the third quarter of 2006. For the nine months ended September 30, 2007, pre-tax income of $7 million, excluding net realized gains and losses and net gains and losses on financial instruments at fair value and foreign exchange, decreased 21% from September 2006 due to deal run-off partially offset by new business activity at tighter spreads. Some of MBIA’s consolidated subsidiaries have invested in MBIA’s conduit debt obligations or have received compensation for services provided to MBIA’s conduits. As such, MBIA has eliminated intercompany transactions with its conduits from its balance sheet and income statement. After the elimination of such intercompany assets and liabilities, conduit investments plus accrued interest and conduit debt obligations plus accrued interest were $4.6 billion and $4.7 billion, respectively, at September 30, 2007.

MBIA’s advisory services segment manages Hudson-Thames, a structured investment vehicle. Since August 2007, Hudson-Thames has been actively seeking alternative solutions to address its financing needs given the current market conditions in the structured finance and asset-backed commercial paper markets, including the sale of assets to pay maturing liabilities. As of September 30, 2007, program invested assets totaled $1.8 billion, however, subsequent sales have reduced invested assets to $940 million as of November 2, 2007. MBIA invested $16 million in the capital notes of Hudson-Thames, which currently represents 19 percent of the total capital notes. MBIA has no obligation to provide liquidity support or credit guarantees to Hudson-Thames.

CORPORATE

The corporate operations consist of revenues and expenses related to general corporate activities, such as net investment income, net gains and losses, interest expense on MBIA Inc. debt and general corporate expenses. The corporate operations incurred a loss of $26 million in the third quarter of 2007 compared with a loss of $21 million in the third quarter of 2006. In the first nine months of 2007, the corporate operations incurred a loss of $72 million compared with a loss of $58 million in the first nine months of 2006.

In the third quarter of 2007, net investment income decreased 73% to $0.7 million from $2.7 million in the third quarter of 2006 primarily due to a $3.0 million loss within the Company’s alternative investment portfolio. This decline was partially offset by an increase in net investment income due to higher invested assets driven by dividends paid by MBIA Corp. to MBIA Inc. in April 2007 and December 2006. In the first nine months of 2007, net investment income increased 48% to $14.5 million from $9.7 million in the first nine months of 2006 primarily due to higher average invested assets driven by the aforementioned dividends paid by MBIA Corp. to MBIA Inc.

In the first half of 2007, the corporate operations recorded insurance recoveries of $6.4 million, which represented recoveries received on the Company’s directors’ and officers’ insurance policy. These insurance recoveries reimbursed the Company for a portion of the expenses incurred by the Company in connection with the regulatory investigations and the related private securities and derivative litigations. No additional recoveries were received in the third quarter of 2007. However, the Company is pursuing additional recoveries under its directors’ and officers’ insurance policy.

Net realized losses from investment securities in the corporate operations were $0.7 million and $9.2 million in the third quarter and first nine months of 2007, respectively, compared with net realized gains of $0.9 million and $2.3 million in the third quarter and first nine months of 2006, respectively. Net realized gains and losses are typically generated from the ongoing management of the investment portfolios. However, in the second and third quarter of 2007, the Company realized $9.6 million and $0.9 million of impairment losses, respectively, on a subprime mortgage-oriented investment.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The corporate operations incurred interest expense of $20 million in the third quarter of 2007 and 2006 and $61 million in the first nine months of 2007 compared with $60 million in the first nine months of 2006. Corporate interest expense is primarily generated from debt issued by MBIA Inc. Corporate expenses were $7 million in the third quarter of 2007 compared with $5 million in the third quarter of 2006. For the nine months ended September 30, 2007, corporate expenses were $23 million compared with $10 million for the same period in 2006. The increase in corporate expenses primarily resulted from legal costs associated with the regulatory investigations and an increase in costs allocated from the insurance operations.

TAXES

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. In general, the effective tax rate fluctuates from time to time as the Company manages its investment portfolio on an after-tax total return basis. The effective tax rate, including tax related to discontinued operations, for the third quarter of 2007 was a benefit of 55.8% compared with a provision of 29.4% for the third quarter of 2006. For the nine months ended September 30, 2007, the effective tax rate, including tax related to discontinued operations, decreased to 23.3% from 28.2% for the same period in 2006.

The changes in the Company’s effective tax rates for the quarter and nine months were a result of the mark-to-market net losses recorded on the Company’s derivatives portfolio. The Company has calculated its year-to-date effective tax rate by treating these mark-to-market net losses as a discrete item. As such, the tax benefit of these net losses, calculated at the statutory tax rate of 35%, is an adjustment to the annual effective tax rate that the Company has estimated for all other pre-tax income. If the Company did not treat these mark-to-market net losses as a discrete item and instead applied the same year-to-date effective tax rate to all pre-tax income, the Company would have recorded $8.5 million less of a tax benefit in the third quarter of 2007. However, the Company believes that its decision to treat the mark-to-market net losses as a discrete item is appropriate given its inability to estimate these mark-to-market losses for the full year of 2007, which directly affects the Company’s ability to estimate pre-tax income and the related effective tax rate for the full year of 2007. Further changes in the fair value of the Company’s derivatives portfolio in the fourth quarter of 2007 will impact the Company’s annual effective tax rate for 2007.

CAPITAL RESOURCES

The Company carefully manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its triple-A claims-paying ratings. Capital resources are defined by the Company as total shareholders’ equity, long-term debt issued for general corporate purposes and various soft capital credit facilities. At September 30, 2007, total shareholders’ equity was $6.5 billion and total long-term debt was $1.2 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital (shareholders’ equity plus long-term debt). The following table shows the Company’s long-term debt and the ratio used to measure it:

	September 30, 2007	December 31, 2006
Long-term debt (in millions)	$1,221	$1,215
Long-term debt to total capital	16%	14%

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. For the three months ended September 30, 2007, the Company repurchased 980 thousand shares under the program at an average price of $61.23 per share. As of September 30, 2007, the Company repurchased 10 million shares under the program at an average price of $66.30 per share. The Company’s ability to repurchase common stock is largely dependent on the amount of dividends paid by MBIA Corp. to MBIA Inc. Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to maintain the triple-A claims-paying ratings of MBIA Corp. and support the growth of MBIA’s businesses.

In the third quarter of 2007, the Company decided to suspend share repurchases under the program in light of concerns and uncertainties regarding the housing markets, the structured finance sector and the U.S. economy as well as improvements in the Company’s new business opportunities. The Company may reevaluate this decision from time to time and resume share repurchases when it deems appropriate.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The Company has available various facilities, such as lines of credit and equity-based facilities, which further support its claims-paying resources. In aggregate, we believe our claims-paying resources are more than adequate to support our business risks. At September 30, 2007, MBIA Corp. maintained a $450 million limited recourse standby line of credit facility with a group of major triple-A rated banks to provide funds for the payment of claims in excess of the greater of $500 million of cumulative claims, net of recoveries, or 5% of average annual debt service with respect to public finance transactions. The agreement is for a ten-year term, which expires in March 2015.

MBIA Corp. has access to $400 million of Money Market Committed Preferred Custodial Trust securities (“CPCT securities”) issued by eight trusts (the “Trusts”), which were created for the primary purpose of issuing CPCT securities and investing the proceeds in high-quality commercial paper or short-term U.S. Government obligations. The CPCT securities are remarketed every 28 days with the interest rate set by means of an auction and with two trusts remarketing each week. In the event that there are insufficient bids at any auction to remarket all of the CPCT securities of any trust, the rate is reset for the next 28 days at the maximum prescribed rate of LIBOR plus 150 basis points with the investors of the CPCT securities continuing to hold them until the next auction in which sufficient bids are received. Due to the decline in the demand for short-term structured securities during the third quarter of 2007, all CPCT securities were unable to be remarketed at their most recent remarketing date, resulting in the current investors of the CPCT securities receiving the maximum prescribed interest rate as of September 30, 2007.

MBIA Corp. has a put option to sell to the Trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the Trusts will transfer the proceeds to MBIA Corp. in exchange for the preferred stock that will be held by the Trusts. The Trusts are vehicles for providing MBIA Corp. the opportunity to access new capital at its sole discretion through the exercise of the put options. The Trusts are rated AA and Aa2 by S&P and Moody’s, respectively. To date, MBIA Corp. has not exercised its put options under any of these arrangements. The Company continues to receive 100% capital credit for this facility. However, the Company anticipates incurring additional expenses of $1.4 million per quarter to maintain this facility if the CPCT securities continue to incur interest at the maximum prescribed rate compared with expenses incurred in prior quarters.

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

We believe that our current consolidated capital resources are adequate to support our ongoing businesses, fund our growth and meet the rating agencies’ requirements for the triple-A claims-paying ratings of MBIA Corp. Given the stress in the CDO and mortgage markets, however, there is an increased risk that more underlying credit ratings of transactions insured by MBIA will be downgraded by S&P, Moody’s and/or Fitch, which would result in the imposition of higher capital charges assessed for these transactions. In this event, it is possible that the increased rating agency capital requirements require MBIA to take measures to preserve or raise capital, which could take the form of, among other things, increased use of reinsurance, changes to the mix of business written or the issuance of debt or equity securities. If required and subject to market conditions, we believe that MBIA could raise additional capital and/or take measures to preserve capital necessary to maintain its triple-A ratings.

On November 5, 2007, Fitch announced that it will be updating its analysis of the structured finance collateralized debt obligations (“SF CDOs”) insured by the financial guaranty industry, including MBIA, as well as the potential implications for the capital adequacy and AAA Insurer Financial Strength (“IFS”) ratings of the financial guarantors. Fitch indicated that a possible conclusion of its analysis will be that one or more of the financial guarantors may no longer meet Fitch’s AAA capital guidelines. At the conclusion of its analysis, Fitch said it would expect to place on Rating Watch Negative the IFS rating of any financial guarantor whose capital ratio falls below Fitch’s AAA benchmark. Fitch indicated that it would then expect to provide the relevant financial guarantor approximately one month to either raise capital, or execute a risk mitigation strategy, that would allow it to again meet Fitch’s AAA capital standards and that failure to do so would result in a downgrade of the IFS rating of such financial guarantor. Fitch assessed the relative probability that MBIA may experience erosion of its capital cushion under Fitch’s updated stress analysis at “Low Probability”.

On November 8, 2007 Moody’s announced that it will assess the impact of the continuing deterioration in the residential mortgage-backed securities market on its ratings of financial guarantors, including MBIA. Moody’s indicated that as part of its analysis it would, among other things, re-estimate capital adequacy ratios to reflect deterioration in the expected performance of direct subprime residential mortgage-backed securities and asset-backed CDO transactions within the financial guarantors’ insured portfolios. Moody’s further indicated that, based on an initial analysis of the updated data, it was unlikely that MBIA’s capital would fall below Moody’s Aaa capital adequacy benchmarks in a stress scenario due to mortgage market deterioration.

MBIA believes that it will continue to meet both Fitch’s and Moody’s capital ratios after such analysis; however, there is no assurance that Fitch or Moody’s will not conclude that MBIA will need to raise additional capital or take other measures to maintain its AAA IFS ratings from Fitch or Aaa ratings from Moody’s. In addition, there can be no assurance that S&P will not take measures similar to, or more adverse to the financial guaranty industry than, those announced by Fitch and Moody’s. Requirements imposed by the rating agencies are outside the control of MBIA, and such requirements could require MBIA to raise additional capital or take other remedial actions in a relatively short timeframe.

The Company believes that maintaining a strong balance sheet and an adequate capital cushion is prudent. Therefore, the Company may undertake capital raising initiatives or other measures to raise or preserve capital, even in the absence of any immediate rating agency requirements.

LIQUIDITY

Cash needs at the parent company level are primarily for dividends to its shareholders, interest payments on its debt, operating expenses and share repurchases. Sources of cash at the parent company level primarily consist of dividend payments from MBIA Corp. and MBIA Asset Management, investment income, the issuance of debt and intercompany borrowings. Additionally, the parent company maintains excess cash and investments to ensure it is able to meet its ongoing short-term and long-term cash requirements. As of September 30, 2007, the parent company had $464 million of cash and investments available for general corporate liquidity needs.

The consolidated liquidity and operating cash requirements of the Company are met by cash flows generated from operations, which were more than adequate in the nine months ended September 30, 2007. The Company’s operating cash flows provided by continuing operations totaled $698 million in the nine months ended September 30, 2007 compared with $713 million in the same period of 2006. The majority of net cash provided by operating activities is generated from premium writings and investment income in the Company’s insurance operations. We believe that cash flows from operations will continue to be sufficient to meet our liquidity and operating cash requirements for the foreseeable future.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Under New York State insurance law, without prior approval of the superintendent of the NYSID, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. In MBIA Corp.’s case, regular dividends in any 12-month period cannot be greater than 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements. In April 2007, MBIA Corp. received approval from the NYSID and paid a $500 million dividend to MBIA Inc. As of September 30, 2007, including the effect of the April 2007 $500 million dividend, MBIA Corp. will not be able to pay dividends without prior approval by the NYSID until April 2008. Dividends from MBIA Corp. are used primarily for general liquidity and other corporate purposes.

The Company has significant liquidity supporting its operating businesses. At September 30, 2007, cash, cash equivalents and short-term investments totaled $3.9 billion. If, for any reason, significant cash flow reductions occur in any of its businesses, MBIA has alternatives for meeting ongoing cash requirements. They include selling or pledging its fixed-income investments in its investment portfolio, tapping existing liquidity facilities and new borrowings.

At September 30, 2007, MBIA maintained a $500 million bank line with a group of highly rated global banks, which is available to MBIA Inc. and MBIA Corp. The facility contains certain covenants including, among others, that the consolidated net worth of MBIA Inc. and MBIA Corp. will not fall below $2.8 billion and that the ratio of consolidated debt to equity for MBIA Inc. and MBIA Corp. will not exceed 30%, at any time. To date, no balances have been outstanding under this facility.

Triple-A One Funding Corporation (“Triple-A One”), an MBIA-administered multi-seller conduit consolidated in the Company’s conduit segment, issues commercial paper to fund the purchase of assets from structured finance clients. Assets purchased by Triple-A One are insured by MBIA Corp. Triple-A One maintains backstop liquidity facilities for each transaction, covering 100% of the face amount of commercial paper outstanding, with banks rated A-1/P-1 or better by S&P and Moody’s, respectively. These liquidity facilities are designed to allow Triple-A One to repay investors in the event of a market disruption in which Triple-A One is unable to issue new commercial paper to replace maturing commercial paper. The financial guarantee policies issued by MBIA Corp. to insure the assets of Triple-A One cannot be accelerated to repay maturing commercial paper or borrowings under liquidity facilities and only guarantee ultimate payments over time relating to the assets. To date, no borrowings have been made under any of Triple-A One’s liquidity facilities.

The available-for-sale investment portfolio provides a high degree of liquidity, since it comprises readily marketable high-quality fixed-income securities and short-term investments. At September 30, 2007 and December 31, 2006, the fair value of the consolidated available-for-sale investment portfolio was $36.5 billion and $31.9 billion, respectively, as presented in the following table:

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

In millions	September 30, 2007	December 31, 2006	Percent Change
			2007 vs. 2006
Available-for-sale investments:
Insurance operations:
Amortized cost	$9,768	$9,821	(1)%
Unrealized net gain (loss)	268	287	(6)%

Fair value	10,036	10,108	(1)%
Investment management services operations:
Amortized cost	26,230	20,711	27%
Unrealized net gain (loss)	(218)	188	n/m

Fair value	26,012	20,899	24%
Corporate operations:
Amortized cost	470	861	(45)%
Unrealized net gain (loss)	(5)	(4)	35%

Fair value	465	857	(46)%

Total available-for-sale portfolio:
Amortized cost	36,468	31,393	16%
Unrealized net gain (loss)	45	471	(90)%

Fair value	$36,513	$31,864	15%

n/m – Percentage change not meaningful

The decrease in the amortized cost of insurance-related available-for-sale investments in the nine months ended September 30, 2007 was the result of dividends paid by MBIA Corp. to MBIA Inc. in April 2007, partially offset by positive cash flow from operations. The increase in the amortized cost of available-for-sale investments in the investment management services operations was the result of growth in the Company’s asset/liability products segment. The decrease in the amortized cost of corporate investments was due to the repurchase of common stock under our share repurchase program and dividend payments to MBIA Inc. shareholders, offset by dividends paid from MBIA Corp. to MBIA Inc.

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

The weighted average credit quality of the Company’s fixed-income investment portfolios has been maintained at double-A since its inception. The quality distribution of the Company’s fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of September 30, 2007 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

	Insurance		Investment Management Services		Investments Held-to-Maturity		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Aaa	$6,100	67%	$14,069	62%	$4,304	76%	$24,473	65%
Aa	2,380	26%	5,275	23%	243	4%	7,898	21%
A	570	6%	3,283	14%	1,100	20%	4,953	13%
Baa	60	1%	247	1%	—	—	307	1%
Below Investment Grade	26	0%	—	—	—	—	26	0%

Total	$9,136	100%	$22,874	100%	$5,647	100%	$37,657	100%

MBIA’s consolidated investment portfolio includes investments that are insured by MBIA Corp. (“MBIA Insured Investments”). At September 30, 2007, MBIA Insured Investments at fair value, excluding conduit investments insured by MBIA Corp., represented $2.7 billion or 6% of the Company’s total investments. Conduit investments insured by MBIA Corp. represented $4.3 billion or 10% of the Company’s total investments. Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the consolidated investment portfolio, as of September 30, 2007, based on the actual or estimated underlying ratings (i) the weighted average rating of the investment portfolio would be in the Aa range, (ii) the weighted average rating of just the MBIA Insured Investments in the investment portfolio would be in the A range and (iii) less than 1% of the investment portfolio would be rated below investment grade.

The underlying ratings of the MBIA Insured Investments as of September 30, 2007 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating service, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Underlying Ratings Scale In millions	Insurance Portfolio	Investment Management Services Portfolio	Held-to- Maturity Investment Portfolio	Total
Aaa	$222	$288	$1,344	$1,854
Aa	57	168	477	702
A	186	844	1,234	2,264
Baa	132	646	1,249	2,027
Below Investment Grade	99	8	—	107

Total	$696	$1,954	$4,304	$6,954

Typically, conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the conduits. All transactions currently funded in the conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted average underlying rating for transactions currently funded in the conduits was A+ by S&P and A1 by Moody’s at the time such transactions were funded. MBIA estimates that the current weighted average underlying rating of all outstanding conduit transactions was A+ by S&P and A1 by Moody’s as of September 30, 2007.

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

MARKET RISK

The Company has disclosed qualitative and quantitative information about market risk in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The following information provides an update to and should be read in conjunction with information included under the same caption in Part II, Item 7. of the Company’s Annual Report on Form 10-K.

MBIA issues insurance policies insuring payments due on structured credit derivative contracts and directly enters into credit derivative contracts, which are marked-to-market through earnings under the requirements of SFAS 133. The insurance transactions primarily consist of structured credit default swaps on pools of various types of reference obligations with considerable subordination beneath MBIA’s risk exposure at the time of issuance. All these transactions are insured by the Company’s insurance operations. The majority of these structured credit default swaps relate to structured finance transactions with underlying reference obligations of cash securities, credit default swaps and credit default swaps referencing the senior liability of other structured finance securitizations. The asset classes of the underlying reference obligations include corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions are usually underwritten at or above a triple-A credit rating level. As of September 30, 2007, approximately 98% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s investment management services operations enter into single-name credit default swaps as part of its asset management activities. During the third quarter of 2007, the value of the Company’s credit derivative contracts were affected predominantly by changes in credit spreads of the underlying reference obligations’ collateral. As credit spreads change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

Since December 31, 2006, the Company’s portfolio of insured structured credit default swaps has become increasingly concentrated in transactions where the underlying reference obligations comprise commercial mortgage-backed securities, asset-backed collateral including residential mortgages of high grade collateral, in addition to corporate securities. As a result, the portfolio is more sensitive to changes in credit spreads in those sectors. During the third quarter of 2007, credit spreads in those sectors increased significantly, resulting in a substantial decrease in the fair value of the Company’s portfolio of structured credit default swaps. In the fourth quarter of 2007, there has also been substantial widening in credit spreads, including corporate, residential mortgage-backed and commercial mortgage-backed credit spreads, which may result in a further substantial decrease in the fair value of the Company’s portfolio of structured credit default swaps in the fourth quarter. The amount of such decrease for the fourth quarter will depend on future market developments.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of September 30, 2007. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein. Contracts for which fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as the Company is unable to obtain data necessary to model hypothetical changes in such contracts.

	Change in Credit Spreads
In thousands	75 Basis Point Increase	50 Basis Point Increase	25 Basis Point Increase	0 Basis Point Change	25 Basis Point Decrease	50 Basis Point Decrease	75 Basis Point Decrease
Estimated pre-tax net gain/(loss)	$(561,433)	$(329,742)	$(142,487)	$0	$111,559	$186,871	$238,668
Estimated net fair value	$(892,836)	$(661,145)	$(473,890)	$(331,403)	$(219,844)	$(144,532)	$(92,735)

Actual shifts in credit spread curves will vary based on the credit quality of the underling reference obligations. In general, within any asset class, higher credit rated reference obligations will exhibit less credit spread movement than lower credit rated reference obligations. Additionally, the degree of credit spread movement can vary significantly for different asset classes. The basis point change presented in the preceding table, however, represents a fixed basis point change in reference obligation credit spreads across all credit quality rating categories and asset classes and, therefore, the actual impact of spread changes would vary from this presentation depending on the credit rating and distribution across asset classes, both of which will adjust over time depending on new business written and runoff of the existing portfolio.

MBIA Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

MBIA’s insurance of structured credit derivatives typically remain in place until the maturity of the derivative. The Company does, however, periodically establish positions which offset its insurance positions in the reinsurance market, in which contracts also typically remain in place until the maturity of the insurance contract. Any difference between the price of the initial transaction and the offsetting transaction will result in gains or losses. With respect to MBIA’s insured structured credit derivatives, in the absence of credit impairment, the cumulative gains and losses over the life of the derivative will be zero. Additionally, in the unlikely event circumstances require the termination and settlement of a contract prior to maturity, any resulting gain or loss upon settlement will be recorded in the Company’s financial statements. In the third quarter of 2007, there were no material credit impairments in this portfolio.

PART I - FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An update of the Company’s market risk as of September 30, 2007 is included under “Market Risk” within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

A Special Litigation Committee of three independent directors of MBIA Inc. has determined after a good faith and reasonable investigation that pursuit of the Orton Litigation is not in the best interests of MBIA and its shareholders, and has moved to dismiss the action. The lawsuit was dismissed on September 18, 2007, pursuant to court order and an agreement among all parties.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2007. For additional information on risk factors, refer to Part I, Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. For the three months ended September 30, 2007, the Company repurchased 1.0 million shares under the program at an average price of $61.23 per share. As of September 30, 2007, the Company repurchased 10.0 million shares under the program at an average price of $66.30 per share. The Company’s ability to repurchase common stock is largely dependent on the amount of dividends paid by MBIA Corp. to MBIA Inc. Repurchases of common stock will be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements.

In the third quarter of 2007, the Company decided to suspend share repurchases under the program in light of concerns and uncertainties regarding the housing markets, the structured finance sector and the U.S. economy as well as improvements in the Company’s new business opportunities. The Company may reevaluate this decision from time to time and resume share repurchases when it deems appropriate.

The table below sets forth repurchases made by the Company in each month during the third quarter of 2007:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Amount Purchased as Part of Publicly Announced Plan (2)	Maximum Amount That May Yet Be Purchased Under the Plan
July	979,500	$61.23	$59,970,481	$340,055,898
August	205,587	$62.46	$—	$340,055,898
September	27,331	$62.18	$—	$340,055,898

(1)	232,918 shares were repurchased by the Company for settling awards under the Company’s long-term incentive plans.
(2)	Repurchased pursuant to the stock repurchase plan authorized by the Company’s board of directors in 2007.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Chief Executive Officer – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC. Registrant

Date: November 9, 2007	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: November 9, 2007	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)