Form 10-K
period 2007-12-31
MBIA INC
filed 2008-02-29
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2007 was $7,873,594,683.

As of February 15, 2008, 236,137,048 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference. Portions of the Definitive Proxy Statement of the Registrant, which will be filed on or before March 31, 2008, are incorporated by reference into Parts I and III.

Part I

Item 1. Business

MBIA Inc. (“MBIA” or the “Company”) was incorporated as a business corporation under the laws of the state of Connecticut in 1986. The Company provides financial guarantee insurance and other forms of credit protection as well as investment management services to public finance and structured finance issuers, investors and capital market participants on a global basis. The Company’s financial guarantee insurance provides an unconditional and irrevocable guarantee of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that the Company has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by the Company. The Company conducts its financial guarantee business through its wholly owned subsidiary MBIA Insurance Corporation (“MBIA Corp.”) and provides investment management products and financial services through its wholly owned subsidiary MBIA Asset Management, LLC (“MBIA Asset Management”).

MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association (the “Association”), which began writing financial guarantees for municipal bonds in 1974. MBIA Corp. is the parent of MBIA Insurance Corp. of Illinois (“MBIA Illinois”) and Capital Markets Assurance Corporation (“CapMAC”), both financial guarantee insurance companies that were acquired by MBIA Corp. At present, no new financial guarantee insurance is being offered by MBIA Illinois or CapMAC, but it is possible that either of those entities may insure transactions in the future. MBIA Corp. also owns MBIA Assurance S.A. (“MBIA Assurance”), a French insurance company, and MBIA UK Insurance Limited (“MBIA UK”), a financial guarantee insurance company licensed in the United Kingdom. On December 28, 2007, MBIA Assurance was restructured with MBIA UK (by way of dissolution or winding-up without liquidation) and governed by the terms of article 1844-5 of the French Civil Code. The restructuring involved (i) the transfer of all of MBIA Assurance’s assets and liabilities to MBIA UK; (ii) the simultaneous transfer of the portfolio of MBIA Assurance’s financial guarantees to MBIA UK; and (iii) the dissolution without liquidation of MBIA Assurance. Consequently, all previously insured MBIA Assurance policies are now insured by MBIA UK. MBIA UK writes financial guarantee insurance in the member countries of the European Union and other regions outside the United States. In February 2007, MBIA Corp. incorporated a new subsidiary, MBIA México, S.A. de C.V. (“MBIA Mexico”), through which it writes financial guarantee insurance in Mexico. Generally, throughout the text, references to MBIA Corp. include the activities of its subsidiaries, MBIA UK, MBIA Mexico, MBIA Illinois and CapMAC.

MBIA Corp. primarily insures financial obligations which are sold in the new issue and secondary markets. It also provides financial guarantees for debt service reserve funds. As a result of the triple-A ratings assigned to insured obligations, the principal economic value of financial guarantee insurance is the lower interest cost of an insured obligation relative to the same obligation on an uninsured basis. We receive insurance premiums as compensation for issuing our insurance policies. In addition, for complex financings and for obligations of issuers that are not well-known by investors, insured obligations generally receive greater market acceptance than uninsured obligations.

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

•	Payments due under credit and other derivatives, including termination payments that may become due upon the occurrence of certain events at the Company’s discretion;
•

Privately issued bonds used for the financing of public purpose projects, which are primarily located overseas and that include toll roads, bridges, airports, public transportation facilities and other types of infrastructure projects serving a substantial public purpose; and

•	Obligations of sovereign and sub-sovereign issuers.

MBIA Corp. has triple-A financial strength ratings from Standard and Poor’s Corporation (“S&P”), which the Association received in 1974; from Moody’s Investors Service, Inc. (“Moody’s”), which the Association received in 1984; from Fitch, Inc. (“Fitch”), which MBIA Corp. received in 1995; and from Rating and Investment Information, Inc. (“RII”), which MBIA Corp. received in 1998. Both MBIA Mexico and MBIA UK have triple-A financial strength ratings from S&P, Moody’s and Fitch. Obligations which are guaranteed by MBIA Corp., MBIA Mexico and MBIA UK are rated triple-A primarily based on these financial strength ratings. Both S&P and Moody’s have also continued the triple-A rating on MBIA Illinois and CapMAC guaranteed bond issues. On January 17, 2008, Moody’s placed the Aaa insurance financial strength ratings of MBIA Corp. and its insurance affiliates on watch list negative. On January 31, 2008, S&P placed the AAA insurance financial strength ratings of MBIA Corp. and its insurance affiliates on CreditWatch negative. On February 5, 2008, Fitch placed the AAA insurer financial strength ratings of MBIA Corp. and its

Item 1. Business (continued)

insurance affiliates on rating watch negative. On February 25, 2008, S&P affirmed the AAA insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the AA- rating of MBIA Inc.’s senior debt and the AA ratings of MBIA Corp.’s North Castle Custodial Trusts I-VIII, with a negative outlook. On February 26, 2008, Moody’s affirmed the Aaa insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the Aa2 ratings of MBIA Corp.’s Surplus Notes and the Aa3 ratings of the junior obligations of MBIA Corp. and the senior debt of MBIA Inc., with a negative rating outlook. MBIA Corp.’s ability to attract new business and to compete with other financial guarantors has been adversely affected by these rating agency actions. MBIA Corp’s ability to attract new business and to compete with other triple-A rated financial guarantors and its results of operations and financial condition would be materially adversely affected by any actual reduction, or additional suggested possibility of a reduction, in its ratings.

MBIA Asset Management provides an array of products and services to the public, not-for-profit and corporate sectors. These products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to funding assets for third-party clients and for investment purposes. The investment management services operations are comprised of three operating segments:

•	asset/liability products, which include investment agreements and medium-term notes (“MTNs”) not related to the conduit segment;
•	advisory services, which consist of third-party and related-party fee-based asset management; and
•	conduits.

The asset/liability products segment raises funds for investment management through the issuance of investment agreements, which are issued by MBIA Investment Management Corp. (“IMC”) and the Company. These investment agreements are guaranteed by MBIA Corp. They are issued to public and corporate entities and as part of asset-backed or structured finance transactions for the purpose of investing bond proceeds and other funds. This segment also raises funds through the issuance of MTNs which are issued by MBIA Global Funding, LLC (“GFL”) and guaranteed by MBIA Corp. MBIA Asset Management invests the proceeds of the investment agreements and MTNs in high quality eligible investments both in the United States and abroad. Because the yields on invested assets are generally in excess of our funding costs, we earn a spread from this business.

The advisory services segment of MBIA Asset Management offers cash management, customized asset management and investment consulting services to local governments, school districts and other institutional clients on a fee for services basis. It offers fixed-income asset management services for the investment portfolios of the Company, MBIA Corp. and other affiliates and also for third-party clients and investment structures. MBIA Asset Management offers these services through MBIA Municipal Investors Service Corporation (“MBIA-MISC”), MBIA Capital Management Corp. (“CMC”) and MBIA Asset Management UK Limited (“AM-UK”).

MBIA Asset Management also owns and administers two conduit financing vehicles, Triple-A One Funding Corp. and Meridian Funding Company, LLC (together, the “Conduits”). A third conduit, Polaris Funding Company, LLC, ceased operations in 2007 after its only remaining transaction matured. The Conduits provide funding for multiple customers through special purpose vehicles that issue primarily commercial paper and MTNs. The Company is compensated with administrative fees for this service.

On February 25, 2008, the Company announced a plan to implement several initiatives in connection with the restructuring of MBIA’s business over the next few years. A significant aspect of the plan will be the creation of separate legal operating entities for MBIA’s public, structured and asset management businesses. This is intended to be accomplished as soon as feasible, with a goal of within five years. The objective behind this initiative is to retain the highest ratings possible for both the public finance and structured finance businesses. The implementation of this initiative is subject to various contingencies, including regulatory approval. There are also a number of other initiatives that are effective immediately, including: (i) the suspension of writing new structured finance business for an estimated six month period in order to both increase capital safety margins and to evaluate and revise the credit and risk management criteria and policies; (ii) the ceasing of issuing insurance policies for new credit derivative transactions except in transactions related to the reduction of existing derivative exposure; and (iii) the elimination of the current MBIA dividend to provide an additional $174 million of capital flexibility per year. In addition, the Company will now declare dividends on an annual basis rather than a quarterly basis.

Statements included in this Form 10-K which are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “intend,” “will likely result,” or “will continue,” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of their respective dates. The following are some of the factors that could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements: (1) changes in the Company’s credit ratings; (2) the possibility that the Company will experience severe losses due to the continued deterioration in the performance of residential mortgage-backed securities and collateralized debt obligations; (3) fluctuations in the economic, credit, interest rate or foreign currency environment in the United States or abroad; (4) level of activity within the national and international credit markets; (5) competitive conditions and pricing levels; (6) legislative or regulatory developments; (7) technological developments; (8) changes in tax laws; (9) the effects of mergers, acquisitions and divestitures; and (10) uncertainties that have not been identified at this time. The Company undertakes no obligation to publicly correct or update any forward-looking statement if it later becomes aware that such result is not likely to be achieved.

INSURANCE OPERATIONS

MBIA Corp. offers financial guarantee insurance and other forms of credit protection in the United States, Europe, Asia, Latin America and other regions outside the United States. We are compensated for our policies from insurance premium payments made up-front or on an installment basis by the insured.

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

Item 1. Business (continued)

Structured Finance and Asset-Backed Obligations

The asset-backed and structured finance obligations insured by MBIA Corp. typically consist of securities that are payable from or which are tied to the performance of a specified pool of assets that have an expected cash flow, such as residential and commercial mortgages, insurance policies, a variety of consumer loans, corporate loans and bonds, trade and export receivables, equipment, aircraft and real property leases, and infrastructure projects. Structured finance obligations are either undivided interests in the related assets or debt obligations collateralized by the related assets. In addition, the Company insures payments due under credit and other derivatives, including termination payments that may become due upon the occurrence of certain events at the Company’s discretion.

Structured finance transactions are often structured such that the insured obligations benefit from some form of credit enhancements such as over-collateralization, subordination, excess cash flow or first loss protection, to cover credit risks. Structured finance obligations contain risks including asset risk, which relates to the amount and quality of asset coverage, structural risk, which relates to the extent to which the transaction structure protects the interests of the investors from the bankruptcy of the originator of the underlying assets or the issuer of the securities, and servicer risk, which relates to problems with the transaction servicer (the entity which is responsible for collecting the cash flow from the asset pool) that could affect the servicing of the underlying assets.

In general, the asset risk is addressed by sizing the asset pool and its associated protection level based on the historical and expected future performance of the assets. Structural risks primarily involve bankruptcy risks, such as whether the sale of the assets by the originator to the issuer would be upheld in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be required to delay the remittance of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings. Structured finance transactions are usually structured to reduce the risk to the investors from the bankruptcy or insolvency of the entity that originated the underlying assets, as well as from the bankruptcy or insolvency of the servicer, and to minimize the likelihood of the bankruptcy or insolvency of the issuer of the obligation. The ability of the servicer to properly service and collect on the underlying assets is also a factor in determining future asset performance. MBIA Corp. addresses servicer risk through its servicer due diligence and underwriting guidelines, its formal credit review and approval process and its post-closing servicing review and monitoring.

On February 25, 2008, the Company announced that it has suspended the writing of all new structured finance business for approximately six months.

International Obligations

Outside of the United States, sovereign and sub-sovereign issuers, structured finance issuers, utilities and other issuers, including private issuers who are financing projects with a substantial public purpose, also use financial guarantee insurance to guarantee their public finance and structured finance obligations. As noted above, on February 25, 2008, the Company announced that it has suspended the writing of all new structured finance business for approximately six months. Ongoing privatization efforts have shifted the burden of financing new projects from the government to the capital markets, where investors can benefit from the security of financial guarantee insurance. There is also growing interest in asset-backed securitization. While the principles of securitization have been increasingly applied in overseas markets, the rate of development in particular countries has varied due to the sophistication of the local capital markets and the impact of financial regulatory requirements, accounting standards and legal systems. MBIA expects that securitization volume will decline in the near-term and then gradually increase over time at varying rates in each country. MBIA Corp. insures both structured finance and public finance obligations in selected international markets. MBIA Corp. believes that the risk profile of the international business it insures is similar to that in the United States, but recognizes that there are particular risks related to each country and region. These risks include the legal, economic and political situation, the varying levels of sophistication of the local capital markets and currency exchange risks. MBIA Corp. evaluates and monitors these risks carefully.

Primary and Secondary Markets

MBIA Corp. offers financial guarantee insurance in both the new issue and secondary markets on a global basis. Transactions in the new issue market are sold either through negotiated offerings or competitive bidding. In negotiated transactions, either the issuer or

Item 1. Business (continued)

the underwriter purchases the insurance policy directly from MBIA Corp. For municipal bond issues involving competitive bidding, the insurance is offered as an option to the underwriters bidding on the transaction. The successful bidder would then have the option to purchase the insurance, or at times the issuer can purchase the insurance.

In the secondary market, MBIA Corp. provides credit enhancement for both municipal and structured products. MBIA Corp. guarantees the payment of principal and interest on municipal obligations which trade in the secondary market upon the request of an existing holder of uninsured bonds. The premium is generally paid by the owner of the obligation. The “RAPSS” program (“Rapid Asset Protection for Secondary Securities”) guarantees the payment of principal and interest on an individual structured finance security or class of such securities traded in the secondary market in response to requests from bond traders and investors. Securities insured in the RAPSS program have the benefit of MBIA Corp.’s guarantee until maturity. The “Portfolio Insurance” program enables an investor to insure a specific portfolio of structured finance bonds and is offered as an ongoing program with investment banks, financial service companies and conduit sponsors. For each insured portfolio, MBIA Corp. establishes specific underwriting criteria for the inclusion of new assets in the program portfolio. The Portfolio Insurance program is a “while-in-trust” program which provides the benefits of an MBIA Corp. guarantee to securities only during the time they are held in a particular insured portfolio, although in some cases, MBIA Corp. may offer insurance to maturity for an additional premium.

Currently, as a result of the existing market volatility caused by the deterioration in the subprime mortgage market, the tightening of available liquidity, and the recent rating agency actions described herein, the demand for our product is the lowest it has been and we are writing very little new business. At the same time, our exposure to the existing credits in our insured portfolio continues to decline as such obligations mature, thereby increasing our available capital.

MBIA Corp. Insured Portfolio

MBIA Corp. seeks to maintain a diversified insured portfolio and has designed the insured portfolio to manage and diversify risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic area. As of December 31, 2007, MBIA Corp. had 26,997 policies outstanding. In addition, MBIA Corp. has issued 1,077 policies relating to MBIA Asset Management transactions. These policies are diversified among 10,934 “credits,” which MBIA Corp. defines as any group of issues supported by the same revenue source.

Virtually all of the insurance policies issued by MBIA Corp. provide an unconditional and irrevocable guarantee of the payment to a designated paying agent for the holders of the insured obligations of an amount equal to the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that the Company has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by the Company. In addition, certain of MBIA Corp.’s insurance policies guarantee payments due under credit or other derivatives, including termination payments that may become due upon the occurrence of certain events. On February 25, 2008, the Company announced that it ceased insuring new credit derivative contracts within its insurance operations except in transactions related to the reduction of existing derivative exposure. In the event of a default in payment of principal, interest or other insured amounts by an issuer, MBIA Corp. promises to make funds available in the insured amount generally on the next business day following notification. MBIA Corp. generally has an agreement with a bank which provides for this payment upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer.

Because MBIA Corp. generally guarantees to the holder of the underlying obligation the timely payment of amounts due on such obligation in accordance with its original payment schedule, in the case of a default on an insured obligation, payments under the insurance policy cannot be accelerated against MBIA Corp., except in certain limited circumstances, unless MBIA Corp. consents to the acceleration. In the event of a default, however, MBIA Corp. may have the right, in its sole discretion, to accelerate the obligations and pay them in full. Otherwise, MBIA Corp. is required to pay principal, interest or other amounts only as originally scheduled payments come due. Typically, even if the holders are permitted by the terms of the insured obligations to have the full amount of principal, accrued interest or other amounts due, declared due and payable immediately in the event of a default, MBIA Corp. is required to pay only the amounts scheduled to be paid, but not in fact paid, on each originally scheduled payment date. MBIA Corp.’s payment obligations after a default vary by deal and by insurance type. There are three primary types of policy payment requirements: i) timely interest and ultimate principal; ii) ultimate principal only at final maturity; and iii) payments upon settlement of individual collateral losses as they occur upon erosion of deal deductibles.

At December 31, 2007, the net par amount outstanding on MBIA Corp.’s insured obligations (including insured obligations of MBIA Illinois, MBIA UK, MBIA Mexico and CapMAC, but excluding $25.5 billion of MBIA insured investment agreements and MTNs for MBIA Asset Management) was $678.7 billion. Net insurance in force, which includes all insured debt service, at December 31, 2007 was $1,022 billion. Net insurance in force, which is net of cessions to reinsurers, is also net of other reimbursement agreements that relate to certain contracts under which MBIA Corp. is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under accounting principles generally accepted in the United States of America (“GAAP”).

Item 1. Business (continued)

The table below sets forth information with respect to the original par amount insured per issue in MBIA Corp.’s portfolio as of December 31, 2007:

MBIA Corp. Original Par Amount Per Issue as of December 31, 2007 (1)(2)

Original Par Amount Written Per Issue	Number of Issues Outstanding	% of Total Number of Issues Outstanding	Net Par Amount Outstanding (In billions)	% of Net Par Amount Outstanding
Less than $10 million	16,599	61.5%	$42.9	6.3%
$10-25 million	4,167	15.4	53.5	7.9
$25-50 million	2,578	9.5	70.4	10.4
$50-100 million	1,802	6.7	92.4	13.6
Greater than $100 million	1,851	6.9	419.5	61.8

Total	26,997	100.0%	$678.7	100.0%

(1)	Excludes $25.5 billion relating to investment agreements and MTNs issued by affiliates of MBIA Asset Management and guaranteed by MBIA Corp.

(2)	Net of reinsurance and other reimbursement agreements. The reimbursement agreements result in a $4.1 billion reduction of outstanding par.

MBIA Corp. underwrites its policies on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life of its insurance policies in force at December 31, 2007 was 10.4 years. The average life was determined by applying a weighted-average calculation, using the remaining years to contractual maturity for municipal insured obligations and estimated maturity for structured insured obligations and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings of insured issues. Average annual insured debt service on the portfolio at December 31, 2007 was $64.2 billion.

The table below shows the diversification by type of insurance written by MBIA Corp. in each of the last three years:

MBIA Corp. Net Par Amount Written by Bond Type (1)

(In millions)	2007	2006	2005
Bond Type
Public Finance: United States
General Obligation	$20,742	$20,777	$27,586
Municipal Utilities	10,139	8,727	10,783
Special Revenue	116	558	461
Tax-Backed	7,622	6,501	7,130
Transportation	3,706	1,972	5,266
Health Care	2,490	1,196	1,609
Higher Education	4,947	2,865	4,370
Municipal Housing	580	1,217	360
Military Housing	3,118	1,787	2,887
Investor Owned Utilities	611	257	609

Total United States	54,071	45,857	61,061

Public Finance: Non-United States
Sovereign	933	3,541	1,447
Transportation	1,429	1,620	545
Utilities	525	854	709
Investor Owned Utilities	2,626	842	401

Total Non-United States	5,513	6,857	3,102

Total Global Public Finance	59,584	52,714	64,163

Item 1. Business (continued) (In millions)	2007	2006	2005
Structured Finance: United States
Collateralized Debt Obligations	48,640	18,951	7,830
Mortgage Backed Residential	11,582	11,038	9,173
Mortgage Back Commercial	—	—	80
Consumer Asset Backed:
Auto Loans	5,116	5,808	4,334
Student Loans	193	697	627
Other Consumer Asset Backed	873	1,015	—
Corporate Assets Backed:
Operating Assets:
Aircraft Portfolio Lease Securitizations	100	490	1,973
Rental Car Fleets	—	323	4,226
Secured Airline Equipment Securitization	—	74	(109)
Other Operating Assets	1,580	745	(11)
Structured Insurance Securitization	2,344	772	540
Franchise Assets	—	—	220
Intellectual Property	2,811	175	244
Other Corporate Asset Backed	582	282	225

Total United States	73,821	40,370	29,352

Structured Finance: Non-United States
Collateralized Debt Obligations	9,432	13,570	8,836
Mortgage Backed Residential	659	2,005	3,682
Mortgage Back Commercial	1,447	1,530	432
Consumer Asset Backed:
Other Consumer Asset Backed	—	385	728
Corporate Asset Backed:
Operating Assets:
Aircraft Portfolio Lease Securitizations	1,268	400	758
Other Operating Assets	—	—	688
Structured Insurance Securitizations	100	—	—
Franchise Assets	—	19	1,316
Intellectual Property	—	413	—
Future Flow	488	809	903
Other Corporate Asset Backed	1,247	—	—

Total Non-United States	14,641	19,131	17,343

Total Global Structured Finance	88,462	59,501	46,695

TOTAL	$148,046	$112,215	$110,858

(1)	Par amount insured by year, net of reinsurance and other reimbursement agreements that relate to contracts under which MBIA Corp. is entitled to payment in the event of losses on its insured portfolio but which do not qualify as reinsurance under GAAP.

MBIA Corp. underwriting guidelines limit the net insurance in force for any one insured credit. In addition, MBIA Corp. is subject to both rating agency and regulatory single-risk limits with respect to any insured bond issue. As of December 31, 2007, MBIA Corp.’s net par amount outstanding for its ten largest insured public finance credits totaled $23.2 billion, representing 3.4% of MBIA Corp.’s total net par amount outstanding, and the net par outstanding for its ten largest structured finance credits (without aggregating common issuers), was $24.2 billion, representing 3.6% of the total.

Risk Management

Risk Management is an enterprise-wide function responsible for the identification, assessment, measurement and management of credit, market and operational risks across the Company. The most significant risk that the Company takes is credit risk. MBIA also tracks and manages legal, financial and business risks through consultation and oversight mechanisms at different levels enterprise-wide. MBIA’s risk tolerance is established and reviewed annually by the Company’s Board of Directors. The Credit, Finance and Audit Committees of the Company’s Board of Directors also review, on an ongoing basis, the risk management framework for credit, market, and operational risks, respectively. MBIA Corp. has four

Item 1. Business (continued)

senior executive risk committees that review and approve specific policies, criteria and procedures: the Risk Oversight Committee, the Executive Credit Committee, the Executive Market/Investment Committee and the Loss Reserve Committee. Monitoring of insured transactions is performed by the Insured Portfolio Management Division. For more information on loss reserving policy and procedures, see Part I, Item 1 “Losses and Reserves—Remediation”.

The Risk Oversight Committee is responsible for overall risk policies and the risk management framework and provides a consultation role on a broad variety of risk issues across all of the Company’s businesses, including remediation, capital models and transaction capital usage and inter-company relationships. Its members include the Company’s Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, General Counsel and the head of Insured Portfolio Management.

The Executive Credit Committee considers global credit risk throughout all of MBIA Corp.’s businesses, including credit and market risks associated with transactions, structures, country exposures, assets and risk types, as well as aggregate portfolio risk across risk types and businesses. The Executive Credit Committee consists of the Chief Executive Officer, Chief Risk Officer, heads of the Global Structured Finance, Global Public Finance and International Divisions, the head of the Insured Portfolio Management Division, the head of Credit, and the heads of the Public Finance, and Structured Finance and International Credit.

The Executive Market/Investment Committee oversees financial market risk across all businesses and investment activities of the Company and its subsidiaries. Its members include the Company’s Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Investment Officer, Treasurer, General Counsel and the head of Market Risk.

The Chief Risk Officer chairs the Risk Oversight, Executive Credit and Executive Market/Investment Committees and runs the Risk Management Division with responsibility for the Credit, Credit Analytics, Market Risk, Portfolio Management, Risk Syndication, and Operational Risk units.

We continually monitor portfolio and transaction data and adjust our credit risk models to reflect changes in expected and stressed outcomes over time. We use internal models based on individual deal attributes and structures for ongoing portfolio monitoring and to estimate case basis loss reserves and, where applicable, to mark our obligations under our contracts to market and may supplement such models with third party models or use third party experts to consult with our internal modeling specialists. When using third party models, we perform the same review and analysis of the collateral, deal structure, performance triggers and cash flow waterfalls as when using our internal models. However, both internal and external models are subject to model risk and there can be no assurance that these models are accurate or comprehensive in estimating our potential future paid claims and related loss reserves.

In addition, we assess our risk management policies and procedures on a periodic basis. As a result of such assessment, we may take steps to change our internal risk assessment capabilities and procedures, our portfolio management policies, systems and processes and our policies and procedures for monitoring and assessing the performance of our insured portfolio in changing market conditions.

Credit and Credit Analytics

Since the largest risk the Company takes on is credit risk, the largest unit in the division is Credit, which is led by the head of Credit. This area is responsible for MBIA Corp.’s underwriting criteria, policies and procedures, as well as managing the risk assessment and approval process for insured transactions. The Credit unit works closely with the Credit Analytics, Market Risk and Portfolio Management units to underwrite transactions using risk selection criteria covering those aspects of credit important for each of the types of risks being considered for insurance. This includes transaction specific terms and conditions and exposure limits.

For public finance transactions, the risk selection criteria used to underwrite transactions may include economic and social trends, debt management, financial management, adequacy of anticipated cash flows, satisfactory legal structure and other security provisions, viable tax and economic bases, adequacy of loss coverage and project feasibility, including a satisfactory consulting engineer’s report, if applicable. Some risk types within public finance also require cash flow sensitivity testing to analyze cash flow coverage under various scenarios.

For structured finance transactions, the risk selection criteria, analysis and due diligence focus on counterparty credit and operational quality, the historical and projected performance of the collateral and the strength of the structure, including legal segregation of the assets, the size and source of first loss protection, asset performance triggers and financial covenants and cash flow analysis and sensitivity testing using a scenario-based analysis, “Monte Carlo” probability analysis, or both, to examine the impact of remote events on credit performance.

Item 1. Business (continued)

The Credit Analytics unit analyzes and monitors MBIA Corp.’s embedded exposure to financial institutions and corporate entities in the form of counterparty, asset manager, and servicer exposure or as obligors or counterparties on investment contracts, letters of credit, derivatives, liquidity facilities or other features supporting MBIA Corp. insured issues. The unit recommends terms and conditions and capacity limits for all such exposures.

All transactions involving non-U.S. issuers, non-U.S. assets, non-U.S. sources of cash flows or that are not denominated in U.S. dollars also include an assessment of country risk and the potential impact of foreign exchange risk on transaction cash flows and MBIA Corp.’s payment obligation.

The credit risk profile of the Company is regularly reported to the Risk Oversight Committee and the Credit Risk Committee of the Company’s Board of Directors.

Market Risk, Portfolio Analytics and Risk Syndication

The Market Risk unit measures and assesses market risk factors across the Company, which occurs primarily in the asset management business. Key market risks are changes in interest rates and credit spreads, with lesser risks of liquidity, derivatives, counterparty quality and foreign exchange. The Market Risk unit measures and monitors such risks using various models and methodologies to test economic exposure under market stress, including parallel and non-parallel shifts in the yield curve, changes in credit spreads, stressed liquidity scenarios and stressed counterparty exposures. The unit also reviews guidelines for investment portfolios within the Company’s asset management business. Market Risk analysis and stress testing is reported in a Market Risk Report to the Executive Market/Investment Committee and the Finance Committee of the Company’s Board of Directors.

Included in the Market Risk unit is the Portfolio Management unit, which analyzes MBIA’s insured portfolio using various quantitative tools to test for diversity, credit quality, liquidity and other portfolio characteristics and recommends limits for risk concentrations and for internal capital usage. Portfolio tools include an internal economic capital model that measures risk-adjusted capital by transaction, by sector and for the aggregate portfolio as well as concentrations by obligor, country and counterparty and compliance with the applicable regulatory, rating agency and internal guidelines. The Portfolio Management unit is also responsible for monitoring model risk, including the testing and validation of key models in the transaction process.

Also included in the Market Risk unit is Risk Syndication, which is responsible for the development of risk syndication strategies through different forms of reinsurance and the capital markets.

Operational Risk

The Operational Risk unit is responsible for the identification and assessment of potential loss caused by execution factors in processes, systems, or staff responsibilities, as well as identifying vulnerabilities to operational disruptions caused by external events across the Company. The unit uses a self-assessment process across all divisions to monitor and track the execution of key processes. The Operational Risk unit reports periodically to the Risk Oversight Committee and the Audit Committee of the Company’s Board of Directors.

New Business Origination

The world-wide insurance operations of MBIA Corp. are conducted through the Global Public Finance Division, the Global Structured Finance Division, the Risk Management Division, and the Insured Portfolio Management Division. Public finance and structured finance operations outside of the United States are conducted in coordination with the International Division.

In the three business divisions, Public Finance, Structured Finance and International, all insurance products follow a screening and analysis process followed by a formal underwriting committee decision that draws on expertise from the business, risk and insured portfolio management staff. All such decentralized underwriting committees have eligible underwriting voters that are reviewed and appointed annually. Larger, complex, or unique transactions and most international transactions are also reviewed for approval by the Executive Credit Committee.

Global Public Finance underwriting is decentralized for many categories of business up to specified amounts based on a risk ranking system. This decentralized process is overseen by Risk Management, which participates in the majority of underwriting committees based on the risk ranking system.

Item 1. Business (continued)

For almost all transactions underwritten by the Global Structured Finance Division, MBIA Corp.’s decentralized underwriting approval is performed by a risk committee consisting of the head of the applicable business unit, one officer from Risk Management and an officer from either the Risk Management or the Insured Portfolio Management Division. International transactions follow a similar process to the Global Structured Finance Division, with a preliminary screening by business and risk staff followed by an underwriting committee consisting of international and domestic officers from Risk Management, Insured Portfolio Management and the applicable business managers.

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

IPM’s monitoring responsibilities are divided among four groups: Domestic Public Finance, Global Structured Finance, International and Special Situations. Domestic Public Finance oversees domestic municipal issues such as general obligation, tax-backed, utility, health care, transportation and special revenue bonds, as well as investor-owned utility, military and FHA/VA housing and project finance transactions. Global Structured Finance oversees domestic and international structured finance transactions, including future flow transactions and collateralized debt obligations. International oversees all types of international sovereign, public finance and project issues for a range of obligors that include utilities, airports, toll roads, water systems and hospitals. Each group is responsible for processing waiver and consent requests and other deal modifications within their areas of responsibility. The fourth area, the Special Situations Group, is described below.

IPM personnel supporting the International and Domestic Public Finance Divisions review and report on the major credit quality factors, evaluate the impact of new developments on weaker insured credits and carry out remedial activity. In addition, this group performs analysis of financial statements and key operating data on a large-scale basis and maintains various databases for research purposes. This group is also responsible for preparing special reports which include analyses of regional economic trends, proposed tax limitations, the impact of employment trends on local economies, legal developments affecting bond security and the potential impact of events, such as natural disasters or headline events, on the insured portfolio.

Item 1. Business (continued)

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

Losses and Reserves; Remediation

MBIA Corp. establishes both loss and loss adjustment expense reserves to cover non-specific unallocated losses on its entire non-derivative insured portfolio and specific case basis reserves with respect to actual and potential losses under specific insurance policies. The unallocated loss and loss adjustment expense reserve and specific case basis reserves are established by MBIA Corp.’s Loss Reserve Committee, which includes the Company’s Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Head of IPM and other members of senior management. The Company’s Chief Financial Officer is the Chair of the Loss Reserve Committee.

The unallocated loss reserve is established on an undiscounted basis with respect to MBIA Corp.’s entire insured portfolio. MBIA Corp.’s unallocated loss reserve represents its estimate of losses that have occurred or are probable to occur as a result of credit deterioration in MBIA Corp.’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. The unallocated loss reserve is increased on a quarterly basis using a formula that applies a “loss factor” to MBIA Corp.’s scheduled net earned premium for the respective quarter. Each quarter MBIA Corp. calculates its provision for the unallocated loss reserve as a fixed percent of scheduled net earned premium. Annually, the Loss Reserve Committee evaluates the appropriateness of the loss factor. In performing this evaluation, the Loss Reserve Committee considers the composition of MBIA Corp.’s insured portfolio by municipal sector, structured asset class, remaining maturity and credit quality, along with the latest industry data, including historical default and recovery experience for the relevant sectors of the fixed-income market, in order to determine if a trend is developing that indicates the loss factor should be increased or decreased. In addition, the Company considers its own historical loss activity and how those losses develop over time. The Loss Reserve Committee reviews the results of its annual evaluation over a period of several years to determine whether any long-term trends are developing. Therefore, case basis reserves established in any year may be above or below the loss factor without requiring an increase or decrease to the loss factor. Since 2002, the Company calculated its provision for unallocated loss reserve as 12% of scheduled net earned premium. The Company’s additions to specific case basis reserves in the year ended December 31, 2005 exceeded the 12% loss factor currently used by the Company. However, additions to specific case basis reserves in the year ended December 31, 2006 were less than the 12% loss factor.

In 2007, the Company incurred $900.3 million in loss and loss adjustment expenses (“LAE”), compared with $80.9 million in 2006. The 2007 expenses consist of MBIA’s loss reserving formula of 12% of scheduled premiums earned or $86.8 million, and two fourth quarter additions to reserves totaling $813.5 million. Total fourth quarter loss and LAE amounted to $836.7 million. The Company’s loss reserving formula of 12 percent of scheduled premiums earned resulted in an unallocated loss reserve addition of $23.1 million for the quarter. The Company also added $613.5 million in case loss activity, which represents MBIA’s assessment of probable and reasonably estimable losses for the Company’s insured exposure to prime, second-lien RMBS transactions consisting of home equity lines of credit and closed-end second-lien mortgages. The Company also established a special addition of $200 million to the unallocated loss reserve to reflect MBIA’s estimate of probable losses as a result of the adverse developments in the residential mortgage market related to prime, second-lien mortgage exposure, but which have not yet been specifically identified to individual policies. After the fourth quarter loss reserving activity, MBIA’s unallocated loss reserve totaled $434.5 million at December 31, 2007. The Loss Reserve Committee is continuing to monitor any trends and evaluate whether an adjustment to the Company’s current loss factor is appropriate. If a catastrophic or very unusual loss occurred, as it did in 2007, the Loss Reserve Committee would consider taking an immediate charge through “Losses and loss adjustment expenses” and possibly also increasing the loss factor in order to maintain an adequate level of loss reserves. For a further discussion of loss reserving and the assumptions used in the assessment of the adequacy of the loss factor, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Losses and Loss Adjustment Expenses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Losses and Loss Adjustment Expenses,” each in Part II, Item 7.

Typically, when a case basis reserve is established, MBIA Corp. reclassifies the estimated amount from its unallocated loss reserve in an amount equal to the specific case basis loss reserve. Therefore, the amount of available unallocated loss reserve at the end of each period is

Item 1. Business (continued)

reduced by the actual case basis reserves established in the same period. In the event that case basis reserves develop at a significantly faster or slower rate than anticipated by applying the loss factor to net scheduled earned premium, MBIA Corp. will perform a qualitative evaluation with respect to the adequacy of the remaining unallocated loss reserve. In performing this evaluation, MBIA Corp. considers the anticipated amounts of future transfers to existing case basis reserves, as well as the likelihood those policies for which case basis reserves have not been established will require case basis reserves at a faster or slower rate than initially expected.

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

The Financial Accounting Standards Board (“FASB”) staff has considered whether additional guidance with respect to accounting for financial guarantee insurance should be provided and has agreed to consider the accounting by insurers for financial guarantee insurance. As part of this project, the FASB will consider several aspects of the insurance accounting model for financial guarantee insurers, including loss recognition and reserve methodology. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Losses and Loss Adjustment Expenses (LAE)” in Part II, Item 7.

In the event MBIA Corp. determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that policy. As of December 31, 2007, MBIA Corp. had 47 issues on the Classified List for which it has established $829 million in aggregate net case reserves.

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

Item 1. Business (continued)

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

From inception, MBIA Corp. has had 107 insured issues requiring claim and/or liquidity payments. There are currently 14 additional insured issues for which case loss reserves have been established for expected future claims but for which claims have not yet been paid. The Company’s experience is that early detection and continued involvement by IPM are crucial in avoiding or minimizing potential draws on the related insurance policy. There can be no assurance, however, that there will be no material losses in the future in respect of any issues guaranteed by MBIA Corp. or its subsidiaries or that the amount of reserves will be adequate to cover such losses.

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

As a primary insurer, MBIA Corp. is required to honor its obligations to its policyholders whether or not its reinsurers and others perform their agreement obligations to MBIA Corp. The financial position and financial strength rating of all its reinsurers are monitored by MBIA Corp. on a regular basis. The downgrade or default of one or more of the Company’s reinsurers may have a material adverse impact on the Company’s ratings, financial condition or results of operations.

Item 1. Business (continued)

The following table shows the reinsurers providing reinsurance to MBIA measured by outstanding par ceded to and reinsurance recoverables from reinsurers by rating levels at December 31, 2007:

Reinsurers	Standard & Poor’s Rating		Moody’s Rating	Percentage of Total Par Ceded	Reinsurance Recoverable (in thousands)
Channel Reinsurance Ltd.	AAA		Aaa	54.03%	$13,107
RAM Reinsurance Company, Ltd.	AAA		Aa3	14.09	15,020
Assured Guaranty Corp.	AAA		Aaa	10.12	12,077
Mitsui Sumitomo Insurance Company Ltd.	AA		Aa3	6.09	5,940
Ambac Assurance Corporation	AAA		Aaa	5.94	—
Swiss Reinsurance Company, Zurich, Switzerland	AA	-	Aa2	4.23	8,298
Radian Asset Assurance Inc.	AA		Aa3	1.14	8,134
Assured Guaranty Re Ltd.	AA		Aa2	1.06	—
XL Financial Assurance Ltd.	AAA		Aaa	0.59	—
Export Development Canada	AAA		Aaa	0.44	—
Other (1)	A+ or above		Aa3 or above	2.23	19,191
Not Currently Rated				0.04	274

Total				100.00%	$82,041

(1)	Several reinsurers within this category are not rated by Moody’s.

In May 2006, MBIA sold its 11.4% equity interest in RAM Holdings Inc., the holding company of RAM Reinsurance Company, Ltd., as part of RAM Holdings Inc.’s initial public offering.

In February 2004, the Company, together with Renaissance Re Holdings, Ltd., Koch Financial Re, Ltd. and Partner Reinsurance Company Ltd., formed Channel Re, a new Bermuda-based financial guarantee reinsurance company rated triple-A by S&P and Moody’s. The Company invested $63.7 million for a 17.4% ownership interest in Channel Re. In February 2004, MBIA Corp. and Channel Re entered into arrangements whereby Channel Re agreed to provide committed reinsurance capacity to MBIA Corp. at least through June 30, 2008, a date which was later extended to June 30, 2010. Under treaty and facultative reinsurance arrangements MBIA Corp. agreed to cede to Channel Re and Channel Re agreed to assume from MBIA Corp. varying percentages of designated policies issued by MBIA Corp. The amount of any policy subject to the committed reinsurance arrangements is based on the type of risk insured and on other factors. The reinsurance arrangements provide Channel Re with certain preferential terms, including those related to ceding commissions. The treaty reinsurance arrangement was renewed in 2006.

In June 2007, S&P revised its outlook on Channel Re from negative to stable. In February 2008, S&P placed Channel Re’s AAA rating on CreditWatch with negative implications. In February 2008, Moody’s downgraded Channel Re to Aa3 from Aaa, with negative outlook. For the year ended December 31, 2007, the Company expects that Channel Re will report negative shareholder’s equity on a GAAP basis as a result of fair valuing its insured credit derivatives. As a result, in the fourth quarter of 2007, the Company recorded an adjustment to the carrying value of its equity ownership interest in Channel Re from $85.7 million at September 30, 2007 to zero.

In February 2004, MBIA Corp. and Channel Re entered into arrangements whereby Channel Re agreed to provide committed reinsurance capacity to MBIA Corp. at least through June 30, 2008, a date which was later extended to June 30, 2010. Under treaty and facultative reinsurance arrangements MBIA Corp. agreed to cede to Channel Re and Channel Re agreed to assume from MBIA Corp. varying percentages of designated policies issued by MBIA Corp. The amount of any policy subject to the committed reinsurance arrangements is based on the type of risk insured and on other factors. The reinsurance arrangements provide Channel Re with certain preferential terms, including those related to ceding commissions. The treaty reinsurance arrangement was renewed in 2006. As of December 31, 2007, the Company had $708.1 million of derivative assets related to insured credit derivatives ceded to Channel Re and a $13.1 million reinsurance recoverable from Channel Re. The Company has assessed Channel Re’s ability to pay these amounts to MBIA if they were to be settled and has concluded that Channel Re had sufficient liquidity supporting its business to settle such amounts, inclusive of approximately $495 million that Channel Re had on deposit in trust accounts as of December 31, 2007 for the benefit of MBIA. Although the trusts limit the potential for Channel Re to default on its obligations to MBIA, there can be no assurance that Channel Re will not default on its obligations to MBIA that exceed the amounts already established in the trust accounts. If, in the future, MBIA determines that Channel Re does not have sufficient liquidity to settle its obligations to MBIA, MBIA will record reserves against such amounts.

Item 1. Business (continued)

Several of the Company’s other financial guarantee reinsurers, including RAM Reinsurance Company, Ltd. (“RAM”), Ambac Assurance Corporation, XL Financial Assurance Ltd. and XL Capital Assurance Inc., have had their credit ratings either downgraded or put on negative watch by one or more of the major rating agencies between December 2007 and February 2008. RAM has deposited $104 million of assets in a trust for the benefit of MBIA as of December 31, 2007. Although there was no material impact on the Company for any of the rating agency actions through February 2008 relating to its reinsurers, a further downgrade of one or more of the Company’s reinsurers could increase the amount of capital required to maintain MBIA Corp.’s triple-A ratings and may require the establishment of reserves against any receivables due from the such reinsurers.

MBIA Corp. may also look to reduce risks embedded in its insured portfolio on an individual and portfolio-wide basis by entering into derivative transactions or other types of hedging arrangements. In December 2004, MBIA Corp. executed a $550.8 million capital markets transaction in which it hedged a portion, $275.8 million at closing, of the credit and market risk associated with its synthetic CDO portfolio. In 2004, MBIA Corp. received approval from the New York State Insurance Department for a derivative use plan which authorizes MBIA Corp. to hedge certain risks through the use of derivative instruments. In 2006, MBIA Corp. entered into a fixed to floating swap arrangement pursuant to the derivative use plan related to a troubled housing credit in Texas. Interest expense savings resulting from the swap were reinvested into the credit to improve the value of the underlying collateral and reduce financial stress on the borrower.

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

MBIA Corp. entered into a reinsurance agreement and net worth maintenance agreement with MBIA Mexico pursuant to which MBIA Corp. reinsures 100% of the business underwritten by MBIA Mexico and agrees to maintain the amount of capital required by applicable law or regulation.

Insurance Regulation

MBIA Corp. is licensed to do insurance business in, and is subject to insurance regulation and supervision by, the State of New York (its state of incorporation), the 49 other states, the District of Columbia, Guam, the Northern Mariana Islands, the U.S. Virgin

Item 1. Business (continued)

Islands, Puerto Rico, the Kingdom of Spain and the Republic of France. MBIA UK is licensed to do insurance business in the United Kingdom and is subject to the insurance regulation and supervision of the United Kingdom’s Financial Services Authority. MBIA UK has used the provisions of the EC Third Non-life Insurance Directive to provide cross border services in all jurisdictions in the European Economic Area. MBIA Mexico is licensed to do insurance business in, and is subject to regulation and supervision by, the Mexican Ministry of Finance and Public Credit (Secretaría de Hacienda y Crédito Público or “SHCP”) and the Mexican Insurance and Bonds Commission (Comisión Nacional de Seguros y Fianzas or “CNSF”).

The extent of state insurance regulation and supervision varies by jurisdiction, but New York, Illinois, the United Kingdom, Mexico and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies. These laws prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. is required to file detailed annual financial statements with the NYSID, the CNSF and similar supervisory agencies in each of the other jurisdictions in which it is licensed. The operations and accounts of MBIA Corp. are subject to examination by these regulatory agencies at regular intervals.

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

Item 1. Business (continued)

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

The Company, MBIA Corp., MBIA Illinois, and CapMAC also are subject to regulation under the insurance holding company statutes of New York and Illinois. The requirements of holding company statutes vary from jurisdiction to jurisdiction but generally require insurance holding companies, such as the Company, and their insurance subsidiaries, to register and file certain reports describing, among other information, their capital structure, ownership and financial condition. The holding company statutes also generally require prior approval of changes in control, of certain dividends and other inter-corporate transfers of assets, and of certain transactions between insurance companies, their parents and affiliates. The holding company statutes impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and those transactions not in the ordinary course of business exceeding specified limits receive prior regulatory approval. MBIA Mexico may be required to register the financial guaranty insurance products it provides with the CNSF, and is currently required to file certain financial information and other reports with the CNSF periodically, as well as to comply with minimum capital requirements, and, in general, to comply with Mexican laws and regulations applicable to financial guaranty insurers. Prior approval by the NYSID is required for any entity seeking to acquire “control” of the Company, MBIA Corp., or CapMAC. Prior approval by the Illinois Department of Insurance is required for any entity seeking to acquire “control” of the Company, MBIA Corp. or MBIA Illinois. In many states, including New York and Illinois, “control” is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled by an entity, although the supervisory agency may find that “control” in fact does or does not exist when an entity owns or controls either a lesser or greater amount of securities. The United Kingdom Financial Services Authority also has a requirement for prior approval of any controlling person. MBIA Corp. would require the prior approval of the Mexican SHCP in order to transfer the shares it currently holds in MBIA Mexico.

The laws of New York regulate the payment of dividends by MBIA Corp. and provide that a New York domestic stock property/casualty insurance company (such as MBIA Corp.) may not declare or distribute dividends except out of statutory earned surplus. New York law provides that the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as shown by the most recent statutory financial statement on file with the NYSID, or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent of Insurance approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings. See “Note 16: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

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

MBIA Corp., MBIA Illinois, and CapMAC are exempt from assessments by the insurance guarantee funds in the majority of the states in which they do business. Guarantee fund laws in most states require insurers transacting business in the state to participate in guarantee associations, which pay claims of policyholders and third-party claimants against impaired or insolvent insurance companies doing business in the state. In most states, insurers licensed to write only municipal bond insurance, financial guarantee insurance and other forms of surety insurance are exempt from assessment by these funds and their policyholders are prohibited from making claims on these funds. In Mexico, no statutory guarantee funds or similar entities exist for insurance companies; therefore the obligations of MBIA Mexico under its policies are not covered by any guarantee funds in the event that it became insolvent.

INVESTMENT MANAGEMENT SERVICES

The Company’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset

Item 1. Business (continued)

Management and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to funding assets for third-party clients and for investment purposes. The investment management services operations are comprised of three operating segments: asset/liability products, which include investment agreements and MTNs not related to the conduit programs; advisory services, which consist of third-party and related-party fee-based asset management; and conduit programs.

Asset/Liability Products

MBIA Asset Management’s assets/liability products segment raises funds for investment management. IMC, along with MBIA Inc., provides customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provides customized products for funds that are invested as part of asset-backed or structured product transactions. MBIA Asset Management also raises funds through its affiliate GFL. GFL raises funds for management through the issuance of MTNs with varying maturities (“GFL MTNs”), which are in turn guaranteed by MBIA Corp. GFL lends the proceeds of these GFL MTNs issuances to the Company (“GFL Loans”). Under agreements between the Company and MBIA Corp., the Company invests the proceeds of the investment agreements and GFL Loans in eligible investments, which consist of investment grade securities with a minimum average Double-A credit quality rating. MBIA Inc. primarily purchases domestic securities, which are pledged to MBIA Corp. as security for its guarantees on investment agreements and MTNs. Additionally, MBIA Inc. loans a portion of the proceeds from investment agreements and MTNs to Euro Asset Acquisition Limited (“EAAL”), which primarily purchases foreign assets as permitted under the Company’s investment guidelines.

MBIA Asset Management manages the programs within a number of risk and liquidity parameters monitored by the Risk Management Division, the Executive Market/Investment Committee and the rating agencies, and maintains backup liquidity in order to ensure sufficient funds are available to make all payments due on the investment agreement and MTN obligations and to fund operating expenses. In addition, the Company has made a capital investment in these programs, which is available at any time to fund cash needs. In the event that the value of the assets is insufficient to repay the investment agreement and MTN obligations when due, the Company, or MBIA Corp. as guarantor, may incur a loss.

The Company manages its balance sheet to protect against a number of risks inherent in its business including liquidity risk, market risk (principally interest rate risk), credit risk, operational risk and legal risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” in Part II, Item 7. The assets supporting the MBIA Asset Management programs are managed with the goal of matching the duration of the invested assets, including hedges, to the duration of the investment agreement and MTN obligations in order to minimize market and liquidity risk.

MBIA Asset Management uses derivative financial instruments to manage interest rate risk, credit risk and foreign currency risk. Credit default swaps are also used to replicate investment in cash assets consistent with the Company’s risk objectives and credit guidelines. The Company has established policies limiting the amount, type and counterparty concentration of such instruments. A source of liquidity risk arises from the ability of some investment agreement counterparties to withdraw monies on dates other than those specified in the related draw-down schedule. This liquidity risk is mitigated by (i) provisions in the investment agreements which do not allow discretionary withdrawals and limit an issuer’s withdrawal of funds to specific uses outlined in the agreements, and (ii) risk management procedures that require the regular re-evaluation and re-projection of drawdown schedules and the rebalancing of asset cashflows as needed to meet these drawdowns. Investments are restricted to fixed-income securities with an average credit quality rating of Double-A and minimum credit quality rating of investment grade. Based upon management’s projections, MBIA Asset Management maintains liquidity sources which are more than sufficient to meet its projected short-term and long-term cash requirements.

Advisory Services

In its advisory services segment, MBIA Asset Management offers cash management, customized asset management and investment consulting services to local governments, school districts and other institutional clients through MBIA-MISC, an SEC-registered investment adviser. MBIA Asset Management receives asset management fees as compensation for these services.

MBIA Asset Management offers fixed-income asset management services for the investment portfolios of the Company, MBIA Corp. and other affiliates through CMC, an SEC-registered investment adviser and Financial Industry Regulatory Authority member firm and through AM-UK, a Financial Services Authority registered investment advisor based in London. CMC and AM-UK also provide

Item 1. Business (continued)

investment management services for third parties on a fee for service basis. Third-party clients include corporations, pension funds, municipalities, insurance companies and investment companies, as well as structured programs such as collateralized debt obligations (“CDOs”) and structured investment vehicles and funding vehicles. Structured programs are not guaranteed by the Company or MBIA Corp., and program profits are shared among the investors and the manager.

In 2006, AM-UK structured two non-consolidated investment programs, Hudson-Thames Capital Limited (“Hudson-Thames”), a structured investment vehicle, and East-Fleet Finance Limited (“East-Fleet”), a funding conduit. For both of these entities, AM-UK provided fee-based asset management and administrative services, acting under approved management agreements and at the direction of independent boards of directors of the entities. In addition, the Company invested $15.75 million in the junior capital notes of Hudson-Thames, or 12% of total invested capital. The obligations issued by Hudson-Thames and East-Fleet are not guaranteed by the Company, and the Company has no liquidity obligations to Hudson-Thames or East-Fleet. Beginning in August 2007, adverse conditions in the asset-backed commercial paper markets (in particular the structured investment vehicle market) prevented Hudson-Thames from issuing new senior notes to repay maturing notes. At the direction of Hudson-Thames’ board of directors, all of the remaining assets of Hudson-Thames were sold and in December 2007 Hudson-Thames ceased operations. These adverse conditions also reduced demand by East-Fleet clients for financing and increased the cost of East-Fleet commercial paper funding, together causing the program size to decline. However, East-Fleet continued to operate normally throughout 2007. Due to the cash matched funding of assets and liabilities, East-Fleet is not exposed to liquidity risk.

Conduits

The Conduits, which issue commercial paper and MTNs, are reflected in the consolidated financial statements of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Management Services” in Part II, Item 7.

The Conduits are used by banks and other financial institutions to raise funds for their customers in the capital markets. The Conduits provide funding for multiple customers through special purpose vehicles that issue commercial paper and MTNs. The proceeds from these issuances are used to either make loans to customers which are secured by certain assets or to purchase the assets from the customers. All transactions in the Conduits are insured by MBIA Corp. and are subject to MBIA Corp.’s standard underwriting process. The Conduits receive an administrative fee as compensation for these services.

It is the Company’s policy to obtain an underlying rating from both Moody’s and S&P for each new transaction prior to the execution of such transactions within the Conduits. An underlying rating is the implied rating for the transaction without giving consideration to the MBIA Corp. guarantee. All transactions must be rated investment grade by both S&P and Moody’s before they can be purchased into a Conduit. As a result of having to adhere to MBIA Corp.’s underwriting standards and criteria, Conduit transactions have similar underlying ratings to similar non-Conduit transactions guaranteed by MBIA Corp. at the time they are closed. Like all credits underwritten by MBIA Corp., the underlying ratings on Conduit transactions may be upgraded or downgraded by either one or both rating agencies after they are closed. The weighted-average underlying ratings for transactions currently funded in the Conduits were “A+” by S&P and “A1” by Moody’s at the time such transactions were funded in the Conduits. The Company estimates that the current weighted-average underlying ratings of all outstanding Conduit transactions were still “A+” by S&P and “A1” by Moody’s as of December 31, 2007.

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

The Conduits have no impact on the Company’s liquidity requirements because Triple-A One Funding Corp. has independently entered into liquidity agreements with third-party providers and because the assets and liabilities of Meridian are structured on a match-funded basis.

At December 31, 2007, there were $4.3 billion of assets (the majority of which are investments valued at amortized cost) in the Conduits and $4.3 billion of liabilities issued through the Conduits.

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

To continue to provide adequate capital resources and claims-paying capabilities for its insurance operations, the investment objectives and policies for insurance operations set preservation of capital as the primary objective, subject to an appropriate degree of liquidity. Maximization of after-tax investment income and investment returns is an important but secondary objective. The insurance operations assets are managed by CMC and AM-UK subject to agreements between these asset management entities and MBIA Corp. and its subsidiaries.

Investment objectives, policies and guidelines related to MBIA Asset Management’s asset/liability products segment are also subject to review and approval by the Finance Committee of the Board of Directors and the Executive Market/Investment Committee. The primary investment objectives of MBIA Asset Management in this segment is to preserve capital, to achieve an investment duration that closely approximates the expected duration of related liabilities, and to maintain appropriate liquidity.

The Company’s consolidated investment portfolio as shown on its balance sheet at December 31, 2007 was $42.1 billion, of which $5.1 billion represented held-to-maturity investments at amortized cost.

The duration of the insurance fixed-income portfolio was 5.2 and 4.9 years as of December 31, 2007 and December 31, 2006. The average maturity of the insurance fixed-income portfolio, excluding short-term investments, as of December 31, 2007 and December 31, 2006 was 9.3 years and 5.8 years, respectively. The Company’s investment portfolio includes investments that are insured by MBIA Corp. (“MBIA Insured Investments”). As of December 31, 2007, MBIA Insured Investments, excluding Conduit investments, at fair value represented $2.5 billion or 6% of the total investment portfolio. Conduit investments represented $4.3 billion or 10% of the total investment portfolio.

Investment Management Services Regulation

Subsidiaries of MBIA Asset Management are subject to various federal and state securities and investment regulations. As an SEC-registered investment adviser and a Financial Industry Regulatory Authority (“FINRA”) member firm, CMC is subject to the requirements of the Investment Advisers Act of 1940, a Federal statute which regulates registered investment advisers, and to National Association of Securities Dealers (“NASD”) rules and regulations. As an adviser to registered investment companies, CMC is also responsible for compliance with applicable provisions of the Investment Company Act of 1940. As sponsor/administrator of pooled investment programs, MBIA-MISC and Colorado Investor Services Corporation are subject to the requirements of the Investment Advisers Act of 1940, as well as certain state laws governing the operation of and permitted investments in local government investment pools. The activities of AM-UK are subject to supervision by the United Kingdom’s Financial Services Authority.

COMPETITION

The financial guarantee insurance business is highly competitive. Several other monoline insurance companies compete directly against MBIA Corp. in writing financial guarantee insurance. As a result of recent rating agency actions, the competitive landscape for monoline insurers has been changing. While a few competitors have not been downgraded by the rating agencies, several monoline insurers have either been downgraded or placed on negative watch. MBIA Corp.’s ability to attract new business and to compete with other triple-A rated financial guarantors is largely dependent on the triple-A financial strength ratings assigned to it by the major rating agencies and the financial enhancement rating assigned by S&P. MBIA Corp. intends to comply with the requirements imposed by the rating agencies to maintain such ratings; however, no assurance can be given that MBIA Corp. will successfully comply with these requirements, that these requirements will not change or that, even if MBIA Corp. complies with these requirements, one or more of such rating agencies will not lower or withdraw its financial strength ratings of MBIA Corp. or place MBIA Corp. on “negative outlook” or “rating watch negative” status indicating that a downgrade may be considered in the future. On January 17, 2008, Moody’s placed the Aaa insurance financial strength ratings of MBIA Corp. and its insurance affiliates on watch list negative.

Item 1. Business (continued)

On January 31, 2008, S&P placed the AAA insurance financial strength ratings of MBIA Corp. and its insurance affiliates on CreditWatch negative. On February 5, 2008, Fitch placed the AAA insurer financial strength ratings of MBIA Corp. and its insurance affiliates on rating watch negative. On February 25, 2008, S&P affirmed the AAA insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the “AA-” rating of MBIA Inc.’s senior debt and the “AA” ratings of MBIA Corp.’s North Castle Custodial Trust I-VIII, with a negative outlook. On February 26, 2008, Moody’s affirmed the Aaa insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the Aa2 ratings of MBIA Corp.’s Surplus Notes and the Aa3 ratings of the junior obligations of MBIA Corp. and the senior debt of MBIA Inc., with a negative rating outlook. MBIA Corp.’s ability to attract new business and to compete with other triple-A rated financial guarantors has been adversely affected by these rating agency actions. MBIA Corp.’s ability to attract new business and to compete with other triple-A rated financial guarantors and its results of operations and financial condition would be materially adversely affected by any actual reduction, or additional suggested possibility of a reduction, in its ratings.

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

MBIA Corp. has triple-A financial strength ratings from S&P, Moody’s, Fitch and RII. Both MBIA Mexico and MBIA UK have triple-A financial strength ratings from S&P, Moody’s and Fitch. Obligations which are guaranteed by MBIA Corp., MBIA Mexico and MBIA UK are rated triple-A primarily based on these financial strength ratings. Both S&P and Moody’s have also continued the triple-A rating on MBIA Illinois and CapMAC guaranteed bond issues.

On January 17, 2008, Moody’s placed the Aaa insurance financial strength ratings of MBIA Corp. and its insurance affiliates on watch list negative. On January 31, 2008, S&P placed the AAA insurance financial strength ratings of MBIA Corp. and its insurance affiliates on credit watch negative. On February 5, 2008, Fitch placed the AAA insurer financial strength ratings of MBIA Corp. and its insurance affiliates on rating watch negative. On February 25, 2008, S&P affirmed the AAA insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the “AA-” rating of MBIA Inc.’s senior debt and the “AA” ratings of MBIA Corp.’s North Castle Custodial Trust I-VIII, with a negative outlook. On February 26, 2008, Moody’s affirmed the Aaa insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the Aa2 ratings of MBIA Corp.’s Surplus Notes and the Aa3 ratings of the junior obligations of MBIA Corp. and the senior debt of MBIA Inc., with a negative rating outlook. MBIA Corp.’s ability to attract new business and to compete with other triple-A rated financial guarantors has been adversely affected by these ratings actions. MBIA Corp’s ability to attract new business and to compete with other triple-A rated financial guarantors and its results of operations and financial condition would be materially adversely affected by any actual reduction, or additional suggested possibility of a reduction, in its ratings.

Item 1. Business (continued)

CAPITAL FACILITIES

The Company has various soft capital credit facilities, such as lines of credit and equity-based facilities at its disposal, which further support its claims-paying resources.

MBIA Corp. is party to a Credit Agreement, dated as of December 29, 1989 (the “Credit Agreement”), with various highly-rated banks to provide MBIA Corp. with an unconditional, irrevocable line of credit to cover losses in excess of a specified amount with respect to its public finance policies. The line of credit is available to be drawn upon by MBIA Corp., in an amount up to $450 million, after MBIA Corp. has incurred cumulative losses (net of any recoveries) in excess of $500 million and 5% of average annual debt service in respect of MBIA Corp.’s public finance policies. The obligation to repay loans made under the Credit Agreement is a limited recourse obligation of MBIA Corp. payable solely from, and secured by a pledge of, recoveries realized on defaulted insured public finance obligations, from certain pledged installment premiums and other collateral. Borrowings under the Credit Agreement are repayable on the expiration date of the Credit Agreement. The current expiration date of the Credit Agreement is March 31, 2015. The Credit Agreement contains covenants that, among other things, restrict MBIA Corp.’s ability to encumber assets or merge or consolidate with another entity. During 2007, there were no balances outstanding under the facility.

MBIA Corp. has access to $400 million through a Money Market Committed Preferred Custodial Trust (“CPCT”) securities facility issued by eight trusts (the “Trusts”), which were created for the primary purpose of issuing CPCT securities and investing the proceeds in high-quality commercial paper or short-term U.S. Government obligations. The CPCT securities are remarketed every 28 days with the interest rate set by means of an auction and with two trusts remarketing each week. In the event that there are insufficient bids at any auction to remarket all of the CPCT securities of any trust, the rate is reset for the next 28 days at the maximum prescribed rate with the investors of the CPCT securities continuing to hold them until the next auction in which sufficient bids are received. The maximum prescribed rate is 30-day LIBOR plus 150 basis points if MBIA Corp. maintains a financial strength rating from S&P and Moody’s at or above AA- and Aa3, respectively, or 30-day LIBOR plus 200 basis points if MBIA Corp.’s financial strength rating falls below either AA- or Aa3. Due to the decline in the demand for short-term structured securities during the end of the third quarter of 2007 through the fourth quarter of 2007, all CPCT securities were unable to be remarketed at their most recent remarketing date, resulting in the current investors of the CPCT securities receiving the maximum prescribed interest rate from August 14, 2007 through December 31, 2007.

MBIA Corp. has a put option to sell to the Trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the Trusts will transfer the proceeds to MBIA Corp. in exchange for the preferred stock that will be held by the Trusts. The Trusts are vehicles for providing MBIA Corp. the opportunity to access new capital at its sole discretion through the exercise of the put options. As of December 31, 2007, the Trusts were rated AA and Aa2 by S&P and Moody’s, respectively. However, in January 2008, the trusts were downgraded by S&P and Moody’s to AA- and Aa3, respectively. To date, MBIA Corp. has not exercised its put options under any of these arrangements. The Company continues to receive 100% capital credit for this facility. However, the Company anticipates incurring additional expense to maintain this facility if the CPCT securities continue to incur interest at the maximum prescribed rate.

At December 31, 2007, MBIA maintained a revolving credit facility totaling $500 million with a group of highly rated global banks. During the second quarter of 2006, the Company negotiated more favorable terms of the facility, including an extension of the maturity from April 2010 to May 2011. The facility contains certain covenants including, among others, that the maintenance of a minimum net worth for MBIA Inc. and MBIA Corp. and a maximum debt to equity ratio for MBIA Inc. and MBIA Corp. This facility does not include any credit rating triggers or any provisions that could require the posting of collateral. The Company was in compliance with all of the revolving credit facility covenants as of December 31, 2007. During 2007, there were no balances outstanding under the facility. In January 2008, the Company amended the current credit facility to treat the Surplus Notes issued in January 2008 as equity in the net worth calculation.

Item 1. Business (continued)

From time to time, MBIA accesses the capital markets to support the growth of its businesses. As such, the Company filed a registration statement on Form S-3ASR with the SEC in June 2007 for an indeterminate amount which replaced and canceled remaining balances on all prior shelf registration statements filed with the SEC. This shelf registration permits the Company to issue various debt and equity securities described in the prospectus filed as part of the registration statement. Subsequent to year end, MBIA filed amendments to allow issuance of $1.15 billion of common stock in a public offering in February 2008.

On January 30, 2008, the Company issued 16.1 million shares of MBIA common stock to Warburg Pincus at $31 per share per an investment agreement, subsequently amended on February 6, 2008, with Warburg Pincus. In addition, under the agreement with Warburg Pincus, the Company granted Warburg Pincus warrants to purchase 8.7 million shares of MBIA common stock at an exercise price of $40 per share and “B” warrants, which, upon obtaining certain approvals, will become exercisable to purchase 7.4 million shares of common stock at a price of $40 per share.

On February 13, 2008, the Company completed a public offering of 94.65 million shares of MBIA common stock at $12.15 per share. Pursuant to the amended agreement with Warburg Pincus, Warburg Pincus was granted 4 million of “B2” warrants at a price of $16.20 per share. In addition, under anti-dilution provisions in the agreement with Warburg Pincus, the terms of the warrants issued to Warburg Pincus on January 30, 2008 were amended, which resulted in (a) the 8.7 million of warrants exercisable at $40 per share were revised to 11.5 million warrants exercisable at $30.25 per share and (b) the 7.4 million of “B” warrants exercisable at $40 per share were revised to 9.8 million “B” warrants exercisable at $30.25 per share. See Note 29, “Subsequent Events,” in the Notes to the Consolidated Financial Statements of MBIA, Inc. and Subsidiaries in Part II, Item 8 for additional information on the agreement with Warburg Pincus and the common stock offering.

EMPLOYEES

As of February 11, 2008, the Company had 486 employees, 367 in MBIA Corp. and 119 in MBIA Asset Management. None of the Company’s domestic employees is covered by a collective bargaining agreement. Certain of the Company’s employees outside the United States are governed by national collective bargaining or similar agreements. The Company considers its employee relations to be satisfactory.

AVAILABLE INFORMATION

The Company maintains a website at www.mbia.com. The Company is not including the information on its website as a part of, nor is it incorporating such information by reference into, this Form 10-K. The Company makes available through its website, free of charge, all of its SEC filings, including its annual Form 10-K, its quarterly filings on Form 10-Q and any current reports on Form 8-K, as soon as is reasonably practicable after these materials have been filed with the SEC. All such filings were timely posted to the website in 2007.

EXECUTIVE OFFICERS

The executive officers of the Company and their present ages and positions with the Company as of March 1, 2008 are set forth below.

Name	Age	Position and Term of Office
Joseph W. Brown	59	Chairman, Chief Executive Officer and President (officer since February, 2008)
Ram D. Wertheim	53	Vice President, General Counsel and Secretary (officer since January, 2000)
Kevin D. Silva	54	Vice President and Chief Administrative Officer (officer since 1995)
Ruth M. Whaley	51	Vice President and Chief Risk Officer (officer since 1999)
Mitchell I. Sonkin	55	Vice President (officer since April, 2004)
Clifford D. Corso	46	Vice President (officer since September, 2004)
Christopher E. Weeks	47	Vice President (officer since July, 2004)
Thomas G. McLoughlin	47	Vice President (officer since February, 2005)
William C. Fallon	48	Vice President (officer since July, 2005)
C. Edward Chaplin	51	Vice President and Chief Financial Officer (officer since June, 2006)

Joseph W. Brown is Chairman, Chief Executive Officer and President, and Director of the Company. Mr. Brown assumed his roles in February 2008 after having retired as Executive Chairman of MBIA in May 2007. Until May 2004, Mr. Brown had served as Chairman and Chief Executive Officer of MBIA, and of its main operating unit, MBIA Insurance Corporation. Mr. Brown originally joined the Company as Chairman and CEO in January 1999 after having been a director since 1986.

Prior to joining MBIA in 1999, Mr. Brown was Chairman and CEO of Talegen Holdings, Inc., an insurance holding company. Before his election as Chairman and CEO of Talegen, Mr. Brown was President and CEO of Fireman’s Fund Insurance Company. Mr. Brown joined Fireman’s Fund in 1974. He held numerous executive positions including Chief Financial Officer at the time of its IPO in 1985 from American Express and President and COO at the time of its sale to Allianz AG in 1990.

Mr. Brown served on the board of Oxford Health Plans from 2000 to 2004 and on the Board of Fireman Fund Holdings prior to the sale of its insurance subsidiary to Allianz. He has served on the SAFECO board since 2001 and was elected Non-executive Chairman in January 2006. He steps down from that chairmanship in May 2008.

Ram D. Wertheim is Vice President, General Counsel and Secretary of the Company. From February of 1998 until January, 2000, he served in various capacities in the Global Structured Finance Division. Mr. Wertheim was, until February of 1998, the General Counsel of CapMAC Holdings Inc.

Item 1. Business (continued)

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

On January 11, 2007, the Company filed a Current Report on Form 8-K with the SEC announcing that Joseph W. Brown, who has served as Executive Chairman of the Company since May 2004 and was Chairman and Chief Executive Officer of the Company from 1999 until May 2004, informed the Board of Directors of the Company of his intention to not stand for re-election as a director of MBIA when his term expired at MBIA’s 2007 Annual Meeting of Stockholders (the “2007 Annual Meeting”), held in May 2007. Under the terms of Mr. Brown’s letter agreement with the Company, which he entered into in May 2004, Mr. Brown had agreed to serve as Executive Chairman until the earlier of the Company’s 2007 Annual Meeting or May 31, 2007. Mr. Brown was a member of the Board of Directors of the Company since 1990 and was previously a Board member from December 1986 through May 1989.

At the 2007 Annual Meeting, the Board elected Mr. Gary C. Dunton as Chairman of the Board of Directors and designated Mr. David Clapp to continue to serve as lead director, in each case until the Company’s 2008 Annual Meeting of Stockholders. On February 16, 2008, the Board elected Daniel Kearny to replace Mr. Clapp as lead director, with effect at the 2008 Annual Meeting.

On February 21, 2007, MBIA filed a Current Report on Form 8-K with the SEC announcing that Neil G. Budnick, President of MBIA Insurance Corporation and responsible for all new financial guarantee insurance business, and Mark S. Zucker, Managing Director and Head of Global Structured Finance, were leaving the Company. Mr. Budnick’s responsibilities were assumed by Gary C. Dunton, the Chief Executive Officer. William C. Fallon, Managing Director and Head of Corporate Strategy was named Head of Global Structured Finance, replacing Mr. Zucker effective March 1, 2007. Messrs. Budnick and Zucker left the Company by April 30, 2007.

On August 6, 2007 the Company filed a Current Report on Form 8-K with the SEC announcing that on August 3, 2007, the Board of Directors of MBIA elected Richard C. Vaughan as a member of MBIA’s Board of Directors. Mr. Vaughan served as Executive Vice President and Chief Financial Officer of Lincoln Financial group from 1995 until his retirement in May 2005. Effective as of the date of his election to MBIA’s Board of Directors, Mr. Vaughan was appointed to serve as a member of the Audit Committee and the Compensation and Organization Committee. In addition, MBIA’s Board of Directors determined, in accordance with the independence standards set forth in the MBIA Inc. Board Corporate Governance Practices, that Mr. Vaughan is an Independent Director and does not have any material relationships with MBIA.

Item 1. Business (continued)

On January 25, 2008 the Board appointed David A. Coulter and Kewsong Lee as directors, effective January 30, 2008, each to serve until his successor shall have been appointed and qualified or until he shall have resigned or been removed. Mr. Coulter will serve as a member of the Compensation & Organization Committee, the Credit Risk Committee and the Executive Committee until the next annual meeting of shareholders. Mr. Lee will serve as a member of the Finance Committee and the Nominating/Corporate Governance Committee until the next annual meeting of shareholders. Mr. Coulter and Mr. Lee were appointed to the Board in accordance with the Investment Agreement (the “Investment Agreement”) dated as of December 10, 2007, between MBIA and Warburg Pincus. (“Warbug Pincus”), which required MBIA to cause two people nominated by Warburg Pincus to be elected or appointed to the Board on the closing date of the investment. Subject to the share ownership requirements described in the Investment Agreement, MBIA will be required to recommend to its stockholders the election of up to two directors nominated by Warburg Pincus at MBIA’s annual meeting, and Warburg Pincus’s nominees will be required to be MBIA’s and MBIA’s Nominating/Governance Committee’s nominees to serve on the Board. In addition MBIA will be required to use all reasonable best efforts to have Warburg Pincus’s nominees elected as directors of MBIA and MBIA will be required to solicit proxies for them to the same extent as it does for any of its other nominees to the Board. Subject to the share ownership requirement described in the Investment Agreement, Warburg Pincus has the right to proportionate representation on each committee of the Board (and the board of directors of any of MBIA’s subsidiaries), with at least one representative on each such committee, as permitted by applicable laws and New York Stock Exchange regulations.

On January 31, 2008 the Company filed a Current Report on Form 8-K with the SEC announcing that Richard H. Walker resigned from the board of directors of MBIA, effective January 28, 2008, due to the possibility of an appearance of a conflict of interest in light of the ongoing discussions among the New York State Superintendent of Insurance, the banking industry and the monoline financial guarantee insurance industry.

On February 19, 2008 the Company filed a Current Report on form 8-K with the SEC announcing that on February 16, 2008, the Board of Directors elected Joseph W. Brown, 59, to the Board and the offices of chairman, president and chief executive officer of MBIA, effective immediately. Mr. Brown will serve on the Executive and Finance Committees of the Board. Mr. Brown’s term as director expires at MBIA’s 2008 annual meeting.Mr. Brown had retired as Executive Chairman of MBIA in May 2007 and has served as Chairman and Chief Executive Officer of MBIA until May 2004.

On February 19, 2008, the Company further announced that on February 16, 2008, Gary C. Dunton informed the Board of his resignation as President, Chief Executive Officer, Chairman, and Director of MBIA, effective immediately. Mr. Dunton served on the Executive and Finance Committees of the Board.

Item 1A. Risk Factors

References in the risk factors to the “Company” are to MBIA Inc., together with its domestic and international subsidiaries. References to “we,” “our” and “us” are to MBIA Inc. or the Company, as the context requires.

Recent adverse developments in the credit markets and any potential negative impact on MBIA Corp.’s insured portfolio may materially and adversely affect our financial condition, results of operations and future business

MBIA Corp. is exposed to credit risks in its portfolio that may arise from deterioration in the credit markets, wherein such deterioration in credit performance could lead to potential erosion in the quality of assets and also the collection of cash flows from such assets within structured securities that it has guaranteed. While MBIA Corp. has sought to underwrite direct RMBS and CDOs of ABS with levels of subordination and other credit enhancements designed to protect it from loss in the event of poor performance of the underlying assets collateralizing the securities in the insured portfolio, for the fourth quarter of 2007 we recorded case basis loss activity of $613.5 million and a special increase to our unallocated loss reserve of $200 million due to projected inadequacies of such credit enhancements in securities it has guaranteed. The case basis activity and special increase to unallocated loss reserve were in addition to MBIA Corp.’s regular quarterly addition of 12% of scheduled earned premiums, or approximately $23 million in the fourth quarter of 2007. No assurance can be given that such credit enhancements will prove to be adequate to protect MBIA Corp. from incurring additional material losses in view of the current significantly higher rates of delinquency, foreclosure and losses being observed among residential mortgages and home equity lines of credit. While further deterioration in performance of the subprime mortgage sector is generally expected, the extent and duration of any future continued deterioration of the credit markets is unknown, as is the impact, if any, on potential claim payments and ultimate losses of the securities within MBIA Corp.’s portfolio. In addition, there can be no assurance that any of the governmental or private sector initiatives designed to address such credit deterioration in the markets will be implemented, and there is no way to know the effect that any such initiatives could have on the credit performance over time of the actual securities that MBIA Corp. insures.

Item 1. Business (continued)

In addition, there can be no assurance that we would be successful, or that we would not be delayed, in enforcing the subordination provisions, credit enhancements or other contractual provisions of the RMBS, CMBS and CDOs of ABS that MBIA Corp. insures in the event of litigation or the bankruptcy of other transaction parties. Many of the subordination provisions, credit enhancements and other contractual provisions of the RMBS, CMBS and CDOs of ABS that MBIA Corp. insures are untested in the market and, therefore, it is uncertain how such subordination provisions, credit enhancements and other contractual provisions will be interpreted in the event of an action for enforcement.

Individual credits in MBIA Corp.’s insured portfolio (including potential new credits) are assessed a rating agency “capital charge” based on a variety of factors, including the nature of the credits, their underlying ratings, their tenor and their expected and actual performance. In the event of an actual or perceived deterioration in creditworthiness, a reduction in the underlying rating or a change in the rating agency capital methodology, MBIA Corp. may be required to hold more of its capital in reserve against credits in its insured portfolio, regardless of whether losses actually occur, or against potential new business. Significant reductions in underlying ratings of credits in MBIA Corp.’s insured portfolio can produce significant increases in assessed “capital charges.” There can be no assurance that MBIA Corp.’s capital position will be adequate to meet such increased rating agency reserve requirements or that MBIA Corp. will be able to secure additional capital, especially at a time of actual or perceived deterioration in creditworthiness of new or existing credits. Unless MBIA Corp. was able to increase its amount of available capital, an increase in capital charges could reduce the amount of capital available to pay claims and support MBIA Corp.’s triple-A ratings and could have an adverse effect on MBIA Corp.’s ability to write new business.

In recent weeks and months Fitch, Moody’s and S&P have announced the downgrade of, or other negative ratings actions with respect to, certain transactions that MBIA Corp. insures, as well as a large number of structured finance transactions that serve as collateral in structured finance transactions that MBIA Corp. insures. While less than 5% of MBIA Corp.’s insured portfolio as of December 31, 2007, has been downgraded as of February 5, 2008, in connection with the rating agencies’ recent downgrades of structured finance transactions, there can be no assurance that additional securities in MBIA Corp.’s insured portfolio will not be reviewed and downgraded in the future. Moreover, we do not know what portion of the securities in MBIA Corp.’s insured portfolio already have been reviewed by the rating agencies and if, and when, the rating agencies might review additional securities in MBIA Corp.’s insured portfolio or review again securities that have already been reviewed and/or downgraded. Downgrades of credits that MBIA Corp. insures will result in higher capital charges to MBIA Corp. under the relevant rating agency model or models. It is not known at the date of this Annual Report on Form 10-K how much additional capital, if any, will be required as a result of the Fitch rating actions announced on February 1, 2008, regarding RMBS tranches as described under “Business––Rating Agencies.” If the additional amount of capital required to support such exposures is significant, MBIA Corp. could look to raise additional capital, if available, on terms and conditions that may not be favorable to MBIA Corp., curtail current business writings, or pay to transfer a portion of its in-force business to generate capital for rating agency purposes to maintain its triple-A ratings. Such capital raising may not be possible. Accordingly, additional downgrades of MBIA insured credits could adversely affect the results of operations and financial condition of MBIA Corp. going forward.

A reduction in MBIA Corp.’s financial strength ratings from any of the major rating agencies would materially and adversely affect our financial condition, results of operations and future business

MBIA Corp.’s ability to attract new business and to compete with other triple-A rated financial guarantors is largely dependent on the triple-A financial strength ratings assigned to it by the major rating agencies and the financial enhancement rating assigned by S&P. MBIA Corp. intends to comply with the requirements imposed by the rating agencies to maintain such ratings; however, no assurance can be given that MBIA Corp. will successfully comply with these requirements, that these requirements will not change or that, even if MBIA Corp. complies with these requirements, one or more of such rating agencies will not lower or withdraw its financial strength ratings of MBIA Corp. or place MBIA Corp. on “negative outlook” or “rating watch negative” status indicating that a downgrade may be considered in the future. On January 17, 2008, Moody’s placed the Aaa insurance financial strength ratings of MBIA Corp. and its insurance affiliates on watch list negative. On January 31, 2008, S&P placed the AAA insurance financial strength ratings of MBIA Corp. and its insurance affiliates on CreditWatch negative. On February 5, 2008, Fitch placed the AAA insurer financial strength ratings of MBIA Corp. and its insurance affiliates on rating watch negative. On February 25, 2008, S&P affirmed the AAA insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the “AA-” rating of MBIA Inc.’s senior debt and the “AA” ratings of MBIA Corp.’s North Castle Custodial Trusts I-VIII, with a negative outlook. On February 26, 2008, Moody’s affirmed the Aaa insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the Aa2 ratings of MBIA Corp.’s Surplus Notes and the Aa3 ratings of the junior obligations of MBIA Corp. and the senior debt of MBIA Inc., with a negative rating outlook. MBIA Corp.’s ability to attract new business and to compete with other triple-A rated financial guarantors has been adversely affected by these rating agency actions. MBIA Corp.’s ability to attract new business and to compete with other triple-A rated financial guarantors and its results of operations and financial condition would be materially adversely affected by any actual reduction, or additional suggested possibility of a reduction, in its ratings.

Requirements imposed by the rating agencies in order for MBIA Corp. to maintain its triple-A ratings are outside of our control, and such requirements may oblige us to raise additional capital or take other remedial actions in a relatively short timeframe in order to

Item 1A. Risk Factors (continued)

maintain MBIA Corp.’s triple-A ratings. We have implemented a capital plan in order to raise what we believe will be sufficient funds to meet or exceed the rating agency capital requirements. However, Moody’s and S&P have recently announced certain changes in their assumptions that could increase the amount that we estimate will be required, or that they have previously announced is required, to support MBIA Corp.’s ratings, and as of the date of this Annual Report on Form 10-K, we do not know how much additional capital, if any, we will be required to raise in respect of such changes. The capital plan primarily consists of our equity offering that closed on February 13, 2008, the initial $500 million Warburg Pincus investment, the Surplus Notes offering and capital formation and risk reduction through operations, elimination of dividends and the use of reinsurance. However, the rating agencies have recently announced potential sector-wide actions and a greater emphasis on non-quantitative factors in their analysis, so there can be no assurance that Fitch, Moody’s and S&P will change MBIA Corp.’s outlook to “stable” even if we successfully implement our capital plan. If the capital plan raises insufficient capital to meet what we anticipate will be the ratings agencies’ triple-A capital requirements or more stringent requirements they may implement in the future, MBIA Corp.’s financial strength ratings may be downgraded, which would materially adversely affect our financial condition, results of operations and future business.

Changes in the rating agencies’ capital models and rating methodology with respect to financial guarantee insurers may materially adversely affect our business, results of operations and financial condition

Changes in the rating agencies’ capital models and rating methodology with respect to financial guarantee insurers and the risks in MBIA Corp.’s investment portfolio and insured portfolio could require MBIA Corp. to hold more capital against specified credit risks in the insured portfolio. For example, the rating agencies have recently made changes to their capital models and rating methodology in response to the deterioration in the performance of certain securities. These requirements have placed stress on our ratings and require us to raise additional capital to maintain MBIA Corp.’s triple-A ratings. Since the original announcement of our capital plan, Fitch, Moody’s and S&P have announced additional changes in certain of their assumptions relating to our capital requirements that could increase the amount that we estimate will be required, or that they have previously announced is required, to support our ratings, which could further increase our need to raise capital. There can be no assurance that capital will be available to us on favorable terms and conditions or at all, and the failure to raise such capital could have a material adverse impact on our business, results of operations and financial condition.

Loss reserve estimates are subject to uncertainties and loss reserves may not be adequate to cover potential claims

The financial guarantees issued by MBIA Corp. insure the financial performance of the obligations guaranteed over an extended period of time, in some cases over 30 years, under policies that MBIA Corp. has, in most circumstances, no right to cancel. As a result of the lack of statistical paid loss data due to the low level of paid claims in MBIA Corp.’s financial guarantee business and in the financial guarantee industry in general, particularly, until recently, in the structured asset-backed area, MBIA Corp. does not use traditional actuarial approaches to determine its loss reserves. The establishment of the appropriate level of loss reserves is an inherently uncertain process involving numerous estimates and subjective judgments by management, and therefore, there can be no assurance that actual paid claims in MBIA Corp.’s insured portfolio will not exceed its loss reserves. Small changes in the assumptions underlying these estimates could significantly impact loss expectations. Additionally, MBIA Corp. uses both internal models as well as models generated by third party consultants and customized by MBIA Corp. to project future paid claims on MBIA Corp.’s insured portfolio and establish loss reserves. There can be no assurance that the future loss projections based on these models are accurate.

We recorded case basis loss activity of $613.5 million and a special increase to our unallocated loss reserve of $200 million in the fourth quarter of 2007 related to such exposures. The case basis activity and special increase to our unallocated loss reserve were in addition to MBIA Corp.’s regular quarterly addition of 12% of scheduled earned premiums, or approximately $23 million in the fourth quarter of 2007. Additionally, further deterioration in the performance of RMBS, CDOs of ABS or other obligations MBIA Corp. insures or reinsures could lead to the establishment of additional loss reserves and further losses or reductions in income. There can be no assurance that the estimates of probable and estimable losses are accurate. Actual paid claims could exceed our estimate and could significantly exceed our loss reserves. If our loss reserves are not adequate to cover actual paid claims, MBIA Corp.’s results of operations and financial condition could be materially adversely affected.

Credit risk modeling contains uncertainty over ultimate outcomes which make it difficult to estimate potential paid claims and loss reserves and mark-to-market

The securities MBIA Corp. insures include highly complex structured transactions, the performance of which depends on a wide variety of factors outside of our control, and in such transactions we must rely on financial models, generated internally and supplemented by models generated by third parties, to estimate future credit performance of the underlying assets, and to evaluate

Item 1A. Risk Factors (continued)

structures, rights and our potential obligations over time. These estimates can vary materially based on relatively small changes in assumptions and the use of different modeling techniques. Also, for example, the modeling of multi-sector CDOs requires analysis of both direct ABS as well as CDO collateral within the multi-sector CDOs, known as “inner securitizations,” and we do not consistently have access to all the detailed information necessary to project every component of each inner securitization. Such “inner securitizations” may themselves include CDO collateral. Therefore, in some cases we put greater reliance on the models and analysis of third party market participants and are not able to fully, independently and precisely verify each data point. Moreover, the performance of the securities that MBIA Corp. insures and the underlying mark-to-market of our obligations depends on a wide variety of factors which are outside our control, including the liquidity and performance of the collateral underlying such securities, the correlation of assets within collateral pools, the performance or non-performance of other transaction participants (including third-party servicers) and the exercise of control or other rights held by other transaction participants.

We continually monitor portfolio and transaction data and adjust these credit risk models to reflect changes in expected and stressed outcomes over time. We use internal models for ongoing portfolio monitoring and to estimate case basis loss reserves and, where applicable, to mark our obligations under our contracts to market and may supplement such models with third party models or use third party experts to consult with our internal modeling specialists. When using third party models, we perform the same review and analysis of the collateral, deal structure, performance triggers and cash flow waterfalls as when using our internal models. However, both internal and external models are subject to model risk and there can be no assurance that these models are accurate or comprehensive in estimating our potential future paid claims and related loss reserves or that they are similar to methodologies employed by our competitors, counterparties or other market participants.

In addition, changes to our paid claims, loss reserve or mark-to-market models may be warranted in the future. These changes could materially impact our financial results.

We are required to report credit derivatives at fair value, which subjects our results of operations to volatility and losses

Any event causing credit spreads on an underlying security referenced in a credit derivative insured by MBIA Corp. to either widen or tighten will affect the fair value of the credit derivative and may increase the volatility of our earnings. We apply fair value accounting for the portion of our business executed in credit derivative form as required by SFAS 133 and changes in fair value are recognized immediately in earnings. Therefore, any increases or decreases in the fair value of these credit derivatives have an immediate corresponding impact on reported earnings. As changes in fair value can be caused by factors unrelated to the performance of MBIA Corp.’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposure, the application of fair value accounting may cause our earnings to be more volatile than would be suggested by the underlying performance of MBIA Corp.’s business operations and credit portfolio. In addition, due to the complexity of fair value accounting and the application of SFAS 133, future amendments or interpretations of derivative and fair value accounting may cause us to modify our accounting methodology in a manner which may have an adverse impact on our financial results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II, Item 7 for additional information on the valuation of derivatives.

Current accounting standards mandate that we measure the fair value of our insurance policies of credit default swaps. At the present time, we do not have access to the fair value estimates of the insurance beneficiaries and there can be no assurance that those counterparties (or any other market participant’s) estimates would be the same as our fair values.

In the fourth quarter of 2007, we observed a further widening of market spreads and credit ratings downgrades of collateral underlying certain MBIA Corp.-insured CDO tranches. The mark-to-market loss from September 30, 2007 to December 31, 2007 was $3.4 billion, or approximately $2.2 billion on an after-tax basis. This increase in our mark-to-market loss in the fourth quarter of 2007 compared to the pre-tax $342 million mark-to-market loss for the third quarter was a consequence of continued spread volatility, including a substantial widening in CMBS spreads and the deterioration of credit ratings in collateral underlying multi-sector CDOs. The mark-to-market amount disclosed above reflects a refinement to MBIA Corp.’s valuation modeling techniques that was implemented in the fourth quarter. Specifically, in light of extraordinary widening of the market spreads for the asset-backed security portion of the collateral underlying certain insured CDOs in the investment grade corporate CDO portfolio, for purposes of its valuation model, MBIA Corp. revised its approach and treated that ABS collateral as if it were in default. MBIA Corp. performs an internal analysis of the mark-to-market change each month. The mark-to-market position as of January 31, 2008, is not available at this time. However, in January 2008 we observed further widening of credit market spreads and, on January 30, 2008, S&P announced rating action on 6,389 U.S. subprime RMBS ratings and 1,953 CDO ratings and on February 1, 2008, Fitch announced a rating action on 2,972 RMBS ratings. It is expected that these developments will result in additional material mark-to-market losses for January 2008.

Item 1A. Risk Factors (continued)

Competition may have an adverse effect on MBIA Corp.’s business

The businesses engaged in by MBIA Corp. are highly competitive. MBIA Corp. faces competition from other financial guarantee insurance companies, other providers of third-party credit enhancement, such as multi-line insurance companies, credit derivative and swap providers and banks, and alternative financing structures that do not employ third-party credit enhancement, and recently a new financial guarantee insurer has been licensed to operate in New York and is in the process of seeking licensing in other jurisdictions. Increased competition, either in terms of price, alternative structures, or the emergence of new providers of credit enhancement, could have an adverse effect on MBIA Corp.’s business. In addition, MBIA Corp.’s competitive position may suffer due to having been being placed on review for a possible downgrade by Fitch, Moody’s and S&P.

Market and other factors may cause investors and/or issuers to decrease demand for MBIA Corp.’s products

The demand for financial guarantee insurance depends upon many factors, some of which are beyond the control of MBIA Corp. The major rating agencies have recently changed the ratings outlook for certain financial guarantee insurers to “negative,” placed certain financial guarantee insurers on review for a possible downgrade, downgraded certain financial guarantee insurers and affirmed a “stable” outlook for other major financial guarantee insurers. Investors from time to time distinguish among financial guarantors on the basis of various factors, including rating agency assessment, size, insured portfolio concentration and financial performance. These distinctions may result in differentials in trading levels for securities insured by particular financial guarantors which, in turn, may provide a competitive advantage to those financial guarantors with better trading characteristics. In addition, various investors may, due to regulatory or internal guidelines, lack additional capacity to purchase securities insured by certain financial guarantors, which may provide a competitive advantage to guarantors with fewer insured obligations outstanding. Differentials in trading values or investor capacity constraints that do not favor MBIA Corp. would have an adverse effect on MBIA Corp.’s ability to attract new business at appropriate pricing levels, and in recent months MBIA Corp. has experienced a decline in new business which may be attributable to recent rating agency actions and their impact on investor perception.

Additionally, in the face of the disruption in the credit markets and the recent announcements by Fitch, Moody’s and S&P concerning financial guarantee insurers generally and MBIA Corp. in particular, the price of our common stock has experienced a significant decline and there has been a widening of spreads on our credit default swaps. This recent widening of spreads on our credit default swaps could impact the perception of our financial condition by MBIA Corp.’s insured bondholders and counterparties and could affect their willingness to purchase MBIA Corp.’s insured bonds and to continue to enter into transactions with MBIA Corp.

Changes in interest rates could adversely affect our financial condition and future business

Increases in prevailing interest rate levels can adversely affect the value of MBIA’s investment portfolio and, therefore, our financial condition. In the event that investments must be sold in order to make payments on insured exposures, such investments would likely be sold at discounted prices. Additionally, increasing interest rates could lead to increased credit stress on transactions in MBIA Corp.’s insured portfolio.

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

Demand for financial guarantee insurance will decline if investors’ confidence in financial guarantors’ financial strength declines

The perceived financial strength of financial guarantee insurers also affects demand for financial guarantee insurance. Recently, several major financial guarantee insurers have had their insurer financial strength ratings downgraded and others, including MBIA Corp., have had their insurer financial strength ratings placed on review for a possible downgrade and/or have had their outlooks changed to “negative,” which may be contributing to a recent decline in the demand for financial guarantee insurance generally. Should the reliability of one or more of the rating agency capital models be questioned or should the financial guarantee industry suffer from further downgrades in financial strength ratings or some other deterioration in investors’ confidence, demand for financial guarantee insurance would be reduced significantly.

Regulatory change could adversely affect MBIA Corp.’s business

The financial guarantee insurance industry has historically been and will continue to be subject to the direct and indirect effects of governmental regulation, including insurance laws, securities laws, tax laws and legal precedents affecting asset-backed and municipal

Item 1A. Risk Factors (continued)

obligations, as well as changes in those laws. Failure to comply with applicable laws and regulations could expose MBIA Corp. to fines, the loss of its insurance licenses, and the inability to engage in certain business activity. In addition, future legislative, regulatory or judicial changes could adversely affect MBIA Corp.’s ability to pursue its business, materially impacting our financial results. The New York State Insurance Department has indicated that they are undertaking a review of the laws and regulations that are applicable to MBIA Corp. and to other monoline financial guarantee insurance companies. As a result of any changes to such laws and regulations or the Department’s interpretation thereof, MBIA could become subject to further restrictions on the type of business that it is authorized to insure, especially in the structured finance area. Any such restrictions could have a material effect on the amount of premiums that MBIA earns in the future. Additionally, any changes to such laws and regulations could subject MBIA Corp. to increased reserving and capital requirements or more stringent regulation generally, which could materially adversely affect our financial condition, results of operations and future business.

Revenues would be adversely impacted due to a decline in realization of installment premiums

Due to the installment nature of a significant percentage of its premium income, MBIA Corp. has an embedded future revenue stream. The amount of installment premiums actually realized by MBIA Corp. could be reduced in the future due to factors such as early termination of insurance contracts or accelerated prepayments of underlying obligations. Such a reduction would result in lower revenues.

Potential impact of general economic and geopolitical conditions may adversely affect MBIA Corp.’s business prospects and insured portfolio

Changes in general economic conditions can adversely impact the Company’s business. Recessions, increases in corporate, municipal or consumer default rates, changes in interest rates, changes in law or regulation and other general economic and geopolitical conditions could adversely impact the Company’s prospects for future business, as well as the performance of MBIA Corp.’s insured portfolio and the Company’s investment portfolio. For example, the recent deterioration of certain sectors of the credit markets has caused a significant decline in the number of structured finance securities that have been issued in recent months. There can be no assurance that the market for structured securities will recover, and if the market fails to recover there would be a decrease in the demand for financial guarantee insurance for these securities, which may adversely affect MBIA Corp.’s business prospects.

General global unrest could disrupt the economy in this country and around the world and could have a direct material adverse impact on certain industries and on general economic activity. The Company has exposure in certain sectors that could suffer increased delinquencies and defaults as a direct result of these types of events. The Company’s exposure to domestic and international airports and to domestic enhanced equipment trust certificate aircraft securitizations have experienced increased stress as a result of global events since 2001, including a downgrading of the ratings and the bankruptcy of some of the underlying issuers, and could experience further stress in the event of general global unrest in the future. Other exposures that depend on revenues from business and personal travel, such as bonds backed by hotel taxes and car rental fleet securitizations, have experienced or may experience increased levels of delinquencies and default. In addition, certain other sectors in which the Company has insured exposure, such as consumer loan securitizations (e.g., home equity, auto loan and credit card transactions), have experienced increased delinquencies and defaults in the underlying pools of loans and could experience further defaults in the event of future global unrest. To the extent that certain corporate sectors may be vulnerable to credit deterioration and increased defaults in the event of future global unrest, CDOs backed by pools of corporate debt issuances in those stressed sectors could also be adversely impacted.

The Company’s insurance operations underwrite exposures to the Company’s reasonable expectation of future performance as well as at various stress levels estimating defaults and other conditions at levels higher than are reasonably expected to occur. There can be no assurance, however, that the Company will not incur material losses if the economic stress and increased defaults in certain sectors caused by change in economic conditions, default rates, global unrest, terrorism, catastrophic events, natural disasters or similar events in the future is or will be more severe than the Company currently foresees and had assumed in underwriting its exposures.

An inability to access capital could adversely impact MBIA Corp.’s ability to write new business and adversely affect our business, operating results and financial condition and ultimately adversely affect liquidity

The Company’s access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including the long term debt ratings of the Company and the insurance financial strength ratings and long term business prospects of MBIA Corp. and the perceptions of the financial strength of MBIA Corp. and MBIA Inc. Our debt ratings are influenced by numerous factors, either in absolute terms or relative to our peer group, such as financial leverage, balance sheet strength, capital structure and earnings trends. If we cannot obtain adequate capital on favorable terms or at all, our business, future growth, operating results and financial condition could be adversely affected.

Item 1A. Risk Factors (continued)

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

Because we are a holding company, our sources of liquidity primarily consist of dividend payments from MBIA Corp. and MBIA Asset Management, investment income and the issuance of debt. To the extent that the amount of capital credit we receive for credit facilities declines or we are otherwise unable to access capital, MBIA Corp. will have less capacity to write business and may not be able to pay dividends to us without experiencing adverse rating agency action. Accordingly, our inability to maintain access to capital on favorable terms could have an adverse impact on our ability to pay dividends on our capital stock, to pay principal and interest on our indebtedness, to pay our operating expenses and to make capital investments in our subsidiaries. See “—Our holding company structure and certain regulatory and other constraints could affect our ability to pay dividends and make other payments.”

A reduction in the financial strength ratings of or a default by one or more of MBIA Corp.’s key reinsurers could adversely impact our capital position, financial strength rating and ability to write new business

MBIA Corp. uses reinsurance to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA Corp. under rating agency models. Over the past several years, most of MBIA Corp.’s reinsurers have been downgraded and others remain under review. The downgrade of one of MBIA Corp.’s key reinsurers could adversely impact MBIA Corp.’s capital position under rating agency models, and affect MBIA Corp.’s financial strength rating and ability to write new business accordingly. MBIA’s largest reinsurer, Channel Re, was downgraded by Moody’s in February 2008 and the Company’s second largest reinsurer, RAM Reinsurance Company Ltd. (“RAM”), has been placed under review for downgrade by Moody’s. However, Channel Re has deposited assets in two trusts and RAM has deposited assets in one trust for the benefit of MBIA Corp. in support of their respective reinsurance obligations. The combined value of the assets in the Channel Re trusts was approximately $495 million and the value of the assets in the RAM trust was approximately $100 million, in each case at December 31, 2007. Although such trusts limit the potential for such reinsurers to default on their respective obligations and may partially offset the effect of a downgrade on MBIA’s capital position there can be no assurance that a further downgrade of Channel Re or a downgrade of RAM would not materially reduce MBIA Corp.’s capital position under rating agency models or that there will not be a default on their respective obligations to MBIA Corp. Also, if Channel Re were further downgraded or RAM was downgraded, MBIA Corp. would need to establish an accounting reserve for receivables from them. Currently, $43 billion of par is reinsured with Channel Re and $11 billion is reinsured with RAM. As with all reinsurers, MBIA Corp. continually assesses Channel Re’s and RAM’s ability to settle all amounts due to MBIA Corp. under reinsurance or other agreements, including settling ceded derivative contracts at their fair value.

MBIA Corp. generally retains the right to recapture the business ceded to reinsurers under certain circumstances, including rating downgrades of its reinsurers. Additionally, reinsurers and counterparties under other reimbursement agreements may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a material adverse effect on our business or profitability or require us to raise additional capital. MBIA Corp. remains liable on a primary basis for all reinsured risk, and although MBIA Corp. believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

In addition to reliance on key financial guarantee reinsurers, MBIA has certain other exposures to financial guarantee insurance companies. Portions of MBIA Corp.’s investment portfolio, as well as the investments held in relation to our asset management businesses, are insured by other monoline financial guarantee insurance companies. Further, we own a small amount of direct investments in debt and other securities of the holding companies of other monoline financial guarantee insurance companies. A downgrade of one or more of those companies could impact the market value of investments and increase the amount of capital required to maintain MBIA Corp.’s triple-A ratings.

Item 1A. Risk Factors (continued)

Our holding company structure and certain regulatory and other constraints could affect our ability to pay dividends and make other payments

We are a holding company and have no substantial operations of our own or assets other than our ownership of MBIA Corp., our principal operating subsidiary, MBIA Asset Management, and certain other smaller subsidiaries. As such, we are largely dependent on dividends or advances in the form of intercompany loans from MBIA Corp. to pay dividends on our capital stock, to pay principal and interest on our indebtedness, to pay our operating expenses and to make capital investments in our subsidiaries. Our insurance company subsidiaries are subject to various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us. Regulations relating to capital requirements affecting some of our other subsidiaries may also restrict their ability to pay dividends and other distributions and make loans to us.

Under New York law, MBIA Corp. may pay stockholder dividends only out of statutory earned surplus. In addition, New York law limits the payment of dividends during any twelve month period without the prior approval of the Superintendent to the lesser of (i) 10% of policyholder surplus and (ii) 100% of adjusted net investment income, as described in “Item 1. Business—Insurance Regulation” and “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 16: Insurance Regulations and Dividends” of this Annual Report on Form 10-K. In April 2007, MBIA Corp. paid a special dividend of $500 million to MBIA Inc. with the prior approval of the Superintendent. As of December 31, 2007, including the effect of the April 2007 $500 million dividend, MBIA Corp. will not be able to pay dividends without prior approval by the Superintendent until April 2008. In addition, in connection with recent discussions with the Department, MBIA Corp. committed to provide the Department with advance notice of, and to discuss with the Department, certain matters, including the payment of dividends, including ordinary dividends.

Additionally, under New York law, the Superintendent may apply for an order directing him to rehabilitate or liquidate a domestic insurance company under certain circumstances, including upon the insolvency of the company, if the company has willfully violated its charter or New York law or if the company is found, after examination, to be in such condition that further transaction of business would be hazardous to its policyholders, creditors or the public. The Superintendent may also suspend an insurer’s license, restrict its license authority, or limit the amount of premiums written in New York if, after a hearing, he determines that the insurer’s surplus to policyholders is not adequate in relation to its outstanding liabilities or financial needs. If the Superintendent were to take any such action with respect to MBIA Corp., it would likely result in the reduction or elimination of the payment of dividends to us.

The inability of MBIA Corp. to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could affect our ability to repay our debt and to continue to pay a dividend on our common stock and have a material adverse effect on our operations.

Regulatory regimes and changes to accounting rules may adversely impact financial results irrespective of business operations

Accounting standards and regulatory changes may require modifications to our accounting methodology, both prospectively and for prior periods and such changes could have an adverse impact on our financial results. The Financial Accounting Standards Board, or “FASB,” is considering the accounting methodology to be applied by financial guarantee industry participants for claims liability recognition and premium recognition. When the FASB reaches a conclusion on this project, MBIA Corp. and other financial guarantors may be required to change some aspects of their respective loss reserving policies and the potential changes could extend to premium and expense recognition. We cannot currently assess how the FASB staff’s ultimate resolution of this project will impact our loss reserving policy or the effect it might have on recognizing premium revenue. Until final guidance is issued, we intend to apply our existing methodology. There can be no certainty, however, that the FASB will not require us to modify our current methodology, either on a going-forward basis or for prior periods. Any required modification of our existing methodology, either with respect to these issues or other issues in the future, could have an impact on our results of operations, including increased volatility of our earnings.

Our risk management policies and procedures may not prevent future losses

We assess our risk management policies and procedures on a periodic basis. As a result of such assessment, we may take steps to change our internal risk assessment capabilities and procedures, our portfolio management policies, systems and processes and our policies and procedures for monitoring and assessing the performance of our insured portfolio in changing market conditions. There can be no assurance, however, that these steps will be adequate to avoid future losses.

Item 1A. Risk Factors (continued)

Regulatory proceedings or private litigation claims could materially adversely affect our business, results of operations and financial condition

We have recently had discussions with and have provided information on a voluntary basis to the Department and the SEC in response to inquiries with respect to certain matters, including the Warburg Pincus transaction, our announcement of preliminary loss reserve estimates related to our RMBS exposure and disclosures relating to our CDO exposure.

On January 22, 2008, we received a Subpoena from the Securities Division of the Secretary of the Commonwealth of Massachusetts dated January 18, 2008. The Subpoena seeks information regarding the “Massachusetts Public Issuer Bonds” insured by MBIA Corp. from January 1, 2006 to the present, and requires production of related offering materials and written disclosures pertaining to MBIA and provided by MBIA to the underwriters or issuers of such Massachusetts Public Issuer Bonds.

We may continue to receive additional subpoenas and other information requests from the Department, the SEC or other regulatory agencies regarding similar issues. Although no regulatory action has been initiated against us in connection with the matters described above, it is possible that one or more regulatory agencies may pursue action against us with respect to these or other similar matters. If such an action is brought, it could materially adversely affect our business, results of operations and financial condition.

Recently, several plaintiff lawyers have announced plans to file shareholder lawsuits against MBIA in connection with the decline in our stock price, and one such lawsuit has been filed and served on MBIA. On January 11, 2008, a putative shareholder class action lawsuit against MBIA and certain of its officers, Schmalz v. MBIA, Inc. et al., No. 08-CV-264, was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Plaintiff seeks to represent a class of shareholders who purchased MBIA stock between January 30, 2007 and January 9, 2008. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to MBIA’s exposure to losses stemming from MBIA’s insurance of CDOs and RMBS, including its exposure to so-called “CDO-squared” securities, which caused MBIA’s stock to trade at inflated prices. Although we intend to vigorously defend against this and other potential actions, we cannot provide assurance that the ultimate outcome of these actions will not materially adversely affect our business, results of operations and financial condition.

Adverse results from investment management services activities can adversely affect our financial position

Our Investment Management Services businesses have grown as a proportion of our overall business. Events that negatively affect the performance of the Investment Management Services businesses could have a negative effect on the overall performance of the Company, separate and distinct from the performance of the Company’s financial guarantee business.

Our Investment Management Services businesses manage several asset-liability programs which enable us to earn a spread between the income earned on a portfolio of assets and the interest costs associated with the liabilities incurred to fund the purchase of such assets. These asset-liability programs are managed within a number of risk and liquidity parameters, but there can be no assurance that such parameters are adequate to prevent a decline in the value of the assets or a decline in investment income such that the programs will be unable to service outstanding liabilities. Any resulting loss could have an adverse impact on our financial position.

Ownership Change under Section 382 of the Internal Revenue Code can have adverse tax consequences

In connection with our equity offering that closed on February 13, 2008, the Warburg Pincus investments and other transactions in our shares from time to time, we may experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. In general terms, an ownership change may result from transactions increasing the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years). If an ownership change were to occur, our ability to use certain tax attributes, including certain losses, credits, deductions or tax basis, may be limited. We cannot give any assurance that we will not undergo an ownership change at a time when these limitations would have a significant effect.

Servicer risk could adversely impact performance of Structured Finance transactions

Structured finance obligations contain certain risks including servicer risk, which relates to problems with the transaction servicer (the entity which is responsible for collecting the cash flow from the asset pool) that could affect the servicing of the underlying assets. Structural risks primarily involve bankruptcy risks, such as whether the servicer of the assets may be required to delay the remittance of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings. Structured finance transactions are usually structured to reduce the risk to the investors from the bankruptcy or insolvency of the servicer. The ability of the servicer to properly service and collect on the underlying assets is a factor in determining future asset performance. MBIA Corp. addresses these issues through its servicer due diligence and underwriting guidelines, its formal credit review and approval process and its post-closing servicing review and monitoring, however, no assurance can be given that the servicer will properly effect its duties.

Exposure to the asset-backed commercial paper market may have an adverse affect on our liquidity

Triple-A One Funding Corporation (“Triple-A One”), an MBIA-administered multi-seller conduit consolidated in the Company’s conduit segment, issues commercial paper to fund the purchase of assets from structured finance clients. Assets purchased by Triple-A One are insured by MBIA Corp. Triple-A One maintains backstop liquidity facilities for each transaction, covering 100% of the face

Item 1A. Risk Factors (continued)

amount of commercial paper outstanding, with banks rated A-1/P-1 or better by S&P and Moody’s, respectively. These liquidity facilities are designed to allow Triple-A One to repay investors in the event of a market disruption in which Triple-A One is unable to issue new commercial paper to replace maturing commercial paper. Over the last eight months funding in the commercial paper market has been restricted and sometimes difficult to obtain at longer maturities. Through January 2008, no borrowings have been made under any of Triple-A One’s liquidity facilities. In February 2008, Triple-A One borrowed $15 million for one day under its liquidity facilities to repay maturing commercial paper. The borrowing under the facility was repaid by issuing new commercial paper. The financial guarantee policies issued by MBIA Corp. to insure the assets of Triple-A One cannot be accelerated to repay maturing commercial paper or borrowings under liquidity facilities and only guarantee ultimate payments over time relating to the assets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

MBIA Corp. owns the 273,417 square foot office building on approximately 38 acres of property in Armonk, New York, in which the Company, MBIA Corp. and MBIA Asset Management have their headquarters. MBIA Corp. also has offices with approximately 29,905 square feet of rental space in New York, New York; San Francisco, California; Paris, France; Madrid, Spain; Sydney, Australia; London, England; Milan, Italy; Tokyo, Japan; and Mexico City, Mexico. MBIA Asset Management has 7,607 square feet of office space in Denver, Colorado. The Company believes that these facilities are adequate and suitable for its current needs.

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

Item 3. Legal Proceedings (continued)

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

On April 2, 2007, MBIA announced that MBIA Corp. reached an agreement with Royal to settle the outstanding litigation. The amount paid by Royal under the terms of the settlement was sufficient to repay the approximately $362 million of outstanding par amount of the bonds insured by MBIA as well as to reimburse MBIA for a portion of the claims that MBIA has paid to date under its insurance policies. As a result of the settlement, MBIA incurred approximately $20 million in losses in the first quarter of 2007. The loss represents a reduction to MBIA’s expected recoveries for claims it has paid to date under its policies and was covered by MBIA’s unallocated loss reserves.

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

Item 3. Legal Proceedings (continued)

•	The Companies’ consent to a cease and desist order with respect to future violations of securities laws;
•

A report by the Company’s independent auditors, PricewaterhouseCoopers, LLP to MBIA’s Board of Directors, the SEC staff, the NYAG and the NYSID concerning the Company’s accounting for and disclosure of advisory fees and the assets of certain conduits; and

•

Retention of an Independent Consultant to review and report to the SEC, the NYAG and the NYSID on the evaluation previously undertaken at the direction of the Audit Committee of MBIA’s Board of Directors by Promontory Financial Group LLC of the Company’s controls, policies and procedures with respect to compliance, internal audit, governance, risk management and records management; the Company’s implementation of Promontory’s recommendations; the Company’s accounting for and disclosure of its investment in Capital Asset Holdings GP, Inc.; and the Company’s accounting for and disclosure of its exposure to the US Airways 1998-1 Repackaging Trust and any other transaction in which the Company paid or acquired all or substantially all of an issue of insured securities other than as a result of a claim under the related policy.

The foregoing summary description of the terms of the settlements is qualified in its entirety by reference to the documents attached hereto as Exhibits 10.82-10.85.

The Company was named as a defendant in private securities actions consolidated in the United States District Court for the Southern District of New York as In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). Joseph W. Brown, the Company’s Chairman and Chief Executive Officer, Gary C. Dunton, the Company’s former Chairman, Chief Executive Officer, and President, Nicholas Ferreri, the Company’s former Chief Financial Officer, Neil G. Budnick, a former Vice President and Chief Financial Officer of the Company and Douglas C. Hamilton, the Company’s Controller were also named as defendants in the suit, as were former Chairman and Chief Executive Officer David H. Elliott and former Executive Vice President, Chief Financial Officer and Treasurer Juliette S. Tehrani. The plaintiffs asserted claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs purport to be acting as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”). The allegations contained in the lawsuit included, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with the AHERF loss, and about the effectiveness of the Company’s internal controls. The plaintiffs alleged that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices throughout the Class Period.

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that these claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. The plaintiffs have appealed that decision to the United States Court of Appeals for the Second Circuit. The plaintiffs argue that the dismissal should be reversed on several grounds. The appeal has been fully briefed. No date for arguing the appeal has been set. The Company does not expect the outcome of the private securities litigation to have a material adverse affect on its financial condition, although the outcome is uncertain and no assurance can be given that the Company will not suffer a loss.

Certain current and former officers of the Company and certain members of the Company’s Board of Directors were named as defendants in a shareholder derivative action filed in the Supreme Court of New York, Westchester County on November 9, 2005: Robert Purvis, Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph W. Brown, Neil G. Budnick, C. Edward Chaplin, David C. Clapp, Clifford D. Corso, Gary C. Dunton, Claire L. Gaudiani, Daniel P. Kearney, Laurence H. Meyer, Debra J. Perry, John A. Rolls, and Ruth M. Whaley (Case No. 20099-05) (the “Purvis Litigation”). The plaintiff asserted claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties by the named defendants in connection with the Company’s accounting for certain transactions, including the AHERF loss. In addition, the plaintiff alleged that the officer defendants were unjustly enriched as a result of such alleged breach. The lawsuit was dismissed with prejudice on December 21, 2006, pursuant to court order and an agreement among all parties.

Certain current and former officers of the Company and certain current and former members of the Company’s Board of Directors have been named as defendants in a shareholder derivative action filed in the United States District Court, Southern District on April 24, 2006: J. Robert Orton Jr., Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph (Jay) W. Brown, Gary C. Dunton, Neil G. Budnick, Nicholas Ferreri, Douglas C. Hamilton, Juliette S. Tehrani, Richard L. Weill, David H. Elliott, Claire L. Gaudiani, Daniel P. Kearney, David C. Clapp, John A. Rolls, C. Edward Chaplin, Debra J. Perry, Laurence Meyer, Jeffrey W. Yabuki, Pierre-Henri Richard, William H. Gray III, Freda S. Johnson and James A. Lebenthal (Case No. 06 CV 3146) (the “Orton Litigation”). The plaintiff asserts claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary

Item 3. Legal Proceedings (continued)

duties, insider trading, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002 by some or all of the named defendants in connection with alleged false statements in the Company’s financial statements arising from improper accounting for certain transactions, including agreements to reinsure the AHERF loss. The lawsuit seeks relief on behalf of the Company that includes disgorgement of certain compensation granted to such officers, unspecified damages, restitution of profits and compensation, legal costs, an order directing the Company to implement certain governance procedures and other equitable relief. The lawsuit was dismissed with prejudice on September 18, 2007, pursuant to court order and an agreement among the parties.

On January 11, 2008, a putative shareholder class action lawsuit against the Company and certain of its officers, Schmalz v. MBIA, Inc. et al., No. 08-CV-264, was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Plaintiff seeks to represent a class of shareholders who purchased MBIA stock between January 30, 2007 and January 9, 2008. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to losses stemming from the Company’s insurance of CDOs and RMBS, including its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. Defendants’ deadline to respond to the complaint has been extended pending the resolution of lead counsel status and the possible filing of an amended and/or consolidated complaint.

The Company has received subpoenas or informal inquiries from a variety of regulators, including the U.S. Securities and Exchange Commission (“SEC”), the Securities Division of the Secretary of the Commonwealth of Massachusetts, and other states’ regulatory authorities, regarding a variety of subjects, including disclosures made by the Company to underwriters and issuers of certain bonds, the Warburg Pincus transaction, the Company’s announcement of preliminary loss reserve estimates on December 10, 2007 related to the Company’s residential mortgage-backed securities exposure, and disclosures regarding the Company’s CDO exposure, the Company’s communications with rating agencies, and the methodologies used by rating agencies for determining the credit rating of municipal debt. The Company is cooperating fully with each of these regulators and is in the process of satisfying all such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators in response to any inquiries with respect to these or other matters in the future.

On February 22, 2008, another putative shareholder class action lawsuit against the Company and certain of its officers, Teamsters Local 807 Labor Management Pension Fund v. MBIA Inc. et al., No. 08-CV-1845, was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. The allegations of the Teamsters complaint are substantially similar to the allegations of the Schmalz complaint, except that the class period in the Teamsters complaint runs from October 6, 2006 to January 9, 2008. The Company has not yet responded to the Teamsters complaint, but anticipates that it will be consolidated with the Schmalz complaint and responded to in that context.

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former directors, and against the Company, as nominal defendant, Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., 08 CV 1515 (the “Detroit Complaint”), was filed in the United States District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Schmalz and Teamsters class actions, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The board has formed a special litigation committee to evaluate the claims in the Detroit Complaint.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 15, 2008 there were 875 shareholders of record of the Company’s common stock. The information concerning dividends on the Company’s common stock is under “Item 1. Business—Insurance Regulation” in this annual report.

The high and low stock prices and dividends with respect to the Company’s common stock for the last two years are set forth below:

	2007			2006
	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$76.02	$63.21	$0.34	$63.63	$56.90	$0.31
June 30	72.38	60.42	0.34	60.87	56.00	0.31
September 30	66.25	49.00	0.34	64.42	56.30	0.31
December 31	68.83	17.79	0.34	73.49	60.57	0.31

On January 9, 2008, the Company announced that its Board of Directors authorized a revised shareholder dividend policy, pursuant to the Company’s capital strengthening plan, which was expected to reduce quarterly shareholder dividends from $.34 per share to $.13 per share. On February 25, 2008, the Company announced that its Board of Directors authorized the elimination of quarterly shareholder dividends to further strengthen the Company’s resources and to increase its operating flexibility.

On January 30, 2008, the Company issued 16.1 million shares of MBIA common stock to Warburg Pincus at $31 per share per an investment agreement, subsequently amended on February 6, 2008, with Warburg Pincus. In addition, under the agreement with Warburg Pincus, the Company granted Warburg Pincus warrants to purchase 8.7 million shares of MBIA common stock at an exercise price of $40 per share and “B” warrants, which, upon obtaining certain approvals, will become exercisable to purchase 7.4 million shares of common stock at a price of $40 per share.

On February 13, 2008, the Company completed a public offering of 94.65 million shares of MBIA common stock at $12.15 per share. Pursuant to the amended agreement with Warburg Pincus, Warburg Pincus was granted 4 million of “B2” warrants at a price of $16.20 per share. In addition, under anti-dilution provisions in the agreement with Warburg Pincus, the terms of the warrants issued to Warburg Pincus on January 30, 2008 were amended, which resulted in (a) the 8.7 million of warrants exercisable at $40 per share were revised to 11.5 million warrants exercisable at $30.25 per share and (b) the 7.4 million of “B” warrants exercisable at $40 per share were revised to 9.8 million “B” warrants exercisable at $30.25 per share. See Note 29, “Subsequent Events,” in the Notes to the Consolidated Financial Statements of MBIA, Inc. and Subsidiaries in Part II, Item 8 for additional information on the agreement with Warburg Pincus and the common stock offering.

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

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. As of December 31, 2007, the Company repurchased 10 million shares under the program at an average price of $66.30 per share. The Company’s ability to repurchase common stock is largely dependent on the amount of dividends paid by MBIA Corp. to MBIA Inc. Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to maintain the triple-A claims-paying ratings of MBIA Corp. and support the growth of MBIA’s businesses.

In the third quarter of 2007, the Company decided to suspend share repurchases under the program in light of concerns and uncertainties regarding the housing markets, the structured finance sector and the U.S. economy, leaving $340 million available under our $1 billion share buyback program. The Company may reevaluate this decision from time to time and resume share repurchases when it deems appropriate.

MBIA Inc. and Subsidiaries Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

The table below sets forth repurchases made by the Company in each month during the fourth quarter of 2007, all of which were purchased by the Company for settling awards under the Company’s long-term incentive plans. See “Note 24: Long-term Incentive Plans” in the Notes to the Consolidated Financial Statements of MBIA, Inc. and Subsidiaries in Part II, Item 8 for a further discussion on long-term incentive plans.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Yet Be Purchased Under the Plan ($000)
October	32,768	$66.85	0	$340,056
November	1,261	37.53	0	340,056
December	555	33.16	0	340,056

Stock Performance Graph The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Stock Index (“S&P 500 Index”) and the S&P 500 Diversified Financials Index (“S&P Financials Index”) for the last five fiscal years. The graph assumes a $100 investment at the closing price on December 31, 2002 and reinvestment of dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of our common stock.

Item 6. Selected Financial Data

Dollars in millions except per share amounts	2007	2006	2005	2004	2003
Summary Statement Of Operations Data:
Gross premiums written	$961	$885	$976	$1,110	$1,263
Premiums earned	824	825	834	843	768
Net investment income	2,184	1,782	1,367	1,032	845
Net gains (losses) on financial instruments at fair value and foreign exchange	(3,405)	14	38	(3)	95
Total revenues from continuing operations	(283)	2,703	2,296	2,047	1,875
Losses and LAE incurred	900	81	84	85	77
Interest expense	1,577	1,182	822	522	400
Total expenses from continuing operations	2,783	1,570	1,279	876	713
Income (loss) from continuing operations before income taxes	(3,066)	1,133	1,017	1,171	1,162
Income (loss) from continuing operations, net of tax	(1,922)	813	713	839	822
Net income (loss)	(1,922)	819	711	843	825
Basic EPS:
Income (loss) from continuing operations	(15.17)	6.12	5.32	5.92	5.73
Net income (loss)	(15.17)	6.17	5.30	5.94	5.75
Diluted EPS:
Income (loss) from continuing operations	(15.17)	5.95	5.20	5.80	5.67
Net income (loss)	(15.17)	5.99	5.18	5.82	5.69

Summary Balance Sheet Data:
Fixed-maturity investments	$30,816	$27,932	$23,606	$19,416	$16,561
Held-to-maturity investments	5,054	5,213	5,765	7,540	8,891
Short-term investments	5,465	2,961	1,650	2,404	1,913
Other investments	731	972	1,129	1,255	883
Derivative assets	1,716	521	327	289	256
Total assets	47,415	39,763	34,561	33,036	30,301
Deferred premium revenue	3,138	3,130	3,185	3,211	3,080
Loss and LAE reserves	1,346	537	722	749	712
Investment agreements	16,108	12,483	10,806	8,679	6,959
Commercial paper	850	746	860	2,599	2,640
Medium-term notes	12,831	10,951	7,542	6,944	7,092
Long-term debt	1,225	1,215	1,206	1,327	1,016
Derivative liabilities	5,007	400	385	527	435
Shareholders’ equity	3,656	7,204	6,592	6,559	6,150
Book value per share	29.16	53.43	49.17	47.05	42.75
Dividends declared per common share	1.360	1.240	1.120	0.960	0.800

Insurance Statistical Data:
Loss and LAE ratio	105.2%	9.5%	9.7%	9.7%	9.9%
Underwriting expense ratio	23.4	26.0	24.0	21.0	22.0
Combined ratio	128.6	35.5	33.8	30.7	31.9

Net debt service outstanding (1)	$1,021,925	$939,969	$889,019	$890,222	$835,774
Net par amount outstanding (1)	$678,661	$617,553	$585,003	$585,575	$541,026

(1)	Net of reinsurance and other reimbursement arrangements not accounted for as reinsurance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This annual report of MBIA Inc. (“MBIA” or the “Company”) includes statements that are not historical or current facts and are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “intend,” “will likely result,” “looking forward” or “will continue,” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. MBIA cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•	the possibility that we will not be able to raise sufficient capital to avoid a downgrade of our financial strength ratings;
•	the possibility that we will experience severe losses due to the continued deterioration in the performance of residential mortgage-backed securities and collateralized debt obligations;
•	fluctuations in the economic, credit, interest rate or foreign currency environment in the United States (“U.S.”) and abroad;
•	level of activity within the national and international credit markets;
•	competitive conditions and pricing levels;
•	legislative or regulatory developments;
•	technological developments;
•	changes in tax laws;
•	changes in the Company’s credit ratings;
•	the effects of mergers, acquisitions and divestitures; and
•	uncertainties that have not been identified at this time.

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

Insurance Operations

MBIA’s insurance operations are principally conducted through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). MBIA Corp. issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and pools of corporate and asset-backed bonds, and bonds backed by other revenue sources such as corporate franchise revenues, both in the new issue and secondary markets. Additionally, MBIA Corp. has insured credit default swaps primarily on pools of collateral, which it considered part of its core financial guarantee business. The financial guarantees issued by MBIA Corp. provide an unconditional and irrevocable guarantee of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by MBIA Corp.

On February 25, 2008, the Company announced that it has ceased insuring new credit derivative contracts except in transactions related to the reduction of existing derivative exposure. In addition, the Company announced that it has suspended the writing of all new structured finance business for approximately six months.

Investment Management Services Operations

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

Discontinued Operations

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

MBIA’s municipal services operations consisted of the activities of MuniServices and Capital Asset. As a result of the sale of MuniServices and Capital Asset, the Company no longer reports municipal services operations and the assets, liabilities, revenues and expenses of these entities have been reported within discontinued operations for 2006 and 2005 in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” See “Note 15: Discontinued Operations” in the Notes to Consolidated Financial Statements for information relating to the Company’s discontinued operations.

The Company’s results of operations for the years ended December 31, 2007, 2006 and 2005 are discussed in the “Results of Operations” section included herein.

Financial Strength Credit Ratings

Prior to the fourth quarter of 2007, MBIA Corp. and its insurance subsidiaries had triple-A financial strength ratings with stable outlook from Standard and Poor’s Corporation (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), Fitch, Inc. (“Fitch”) and Rating and Investment Information, Inc. Following the recent stress in the collateralized debt obligations (“CDOs”) and mortgage sectors and the increased risk that more underlying credit ratings of transactions insured by MBIA will be downgraded by S&P, Moody’s and Fitch, the three major rating agencies took the following actions:

S&P

On November 26, 2007, S&P’s Global Bond Insurance Group announced that it was preparing a comment on bond insurers’ subprime exposure. S&P’s comments on this topic from August 2, 2007 included a stress scenario for the primary bond insurers that reflected an opinion that conservative theoretical deterioration of subprime residential mortgage-backed securities (“RMBS”) and CDOs with subprime collateral would not impair the bond insurer’s capital adequacy.

On December 19, 2007, S&P released ratings announcements concerning a number of financial guarantee insurers, including MBIA Corp., resulting from worsening expectations for the performance of insured subprime RMBS and CDOs of asset-backed securities. S&P affirmed MBIA Corp.’s insurance financial strength rating at “AAA” but changed its outlook for MBIA Corp. to “negative” from “stable”, while confirming the outlook of two of MBIA Corp.’s competitors as “stable.” S&P indicated in its announcement that its “research has led S&P to the conclusion that the potential for further mortgage market deterioration remains uncertain and will challenge the ability of the insurers to accurately gauge their ongoing additional capital needs in the near term. As a result, S&P is effectively adopting a negative outlook for those firms with significant exposure to domestic subprime mortgages and/or meaningful lower credit quality exposures. The assignment of a negative outlook also reflects Standard & Poor’s assessment with regard to the strength of a company’s capital position when weighted against projected stress case losses as well as the comprehensiveness and degree of completion of projected capitalization strengthening efforts underway.”

On January 15, 2008, S&P announced that it had revised its surveillance assumptions for U.S. RMBS, in particular that it increased the expected loss assumption for 2006 vintage subprime collateral to 19% from 14%. The change in assumptions was driven by negative trends in monthly performance data for subprime mortgages as well as certain macroeconomic factors driving U.S. home prices.

On January 17, 2008, S&P released updated results to its Bond Insurance Stress Test for financial guarantors in light of its revised assumptions for subprime-related exposures. In its report, S&P concluded that the increased stress losses resulting from the revised

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

assumptions was not significant for MBIA in the context of its capital position and intended capital plan. As such, MBIA Corp.’s ratings and outlook, as well as those of all other financial guarantee companies, remained unchanged from their previous position announced by S&P on December 19, 2007.

On January 30, 2008, S&P announced that it placed on CreditWatch with negative implications or downgraded its ratings on 6,389 classes from U.S. RMBS transactions backed by U.S. first-lien subprime mortgage collateral rated between January 2006 and June 2007. At the same time, S&P placed on CreditWatch negative 1,953 ratings from 572 global CDO of asset-backed securities (“ABS”) and CDO of CDO transactions. The rating actions were primarily driven by S&P’s revised surveillance assumptions for subprime RMBS and their related impact on ABS CDOs and CDOs of CDOs, which had been announced on January 15, 2008.

On January 31, 2008, S&P placed the “AAA” insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the “AA-” rating of MBIA Inc.’s senior debt and the “AA” ratings of MBIA Corp.’s North Castle Custodial Trusts I-VIII on CreditWatch with negative implications. This rating action by S&P was the result of S&P’s most recent review of MBIA’s capital plan. S&P stated in its announcement regarding the change that “Although MBIA succeeded in accessing $1.5 billion of additional capital, the magnitude of projected losses underscores our view that time is of the essence in the completion of capital-raising efforts.”

On February 25, 2008, S&P affirmed the AAA insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the “AA-” rating of MBIA Inc.’s senior debt and the “AA” ratings of MBIA Corp.’s North Castle Custodial Trusts I-VIII, with a negative outlook. S&P stated in its announcement regarding the change that “MBIA’s success in accessing $2.6 billion of additional claims-paying resources is a strong statement of management’s ability to address the concerns relating to the capital adequacy of the Company.”

Moody’s

On December 5, 2007, Moody’s published a comment intended to update the market about Moody’s analytic work as well as to offer additional details about the methods and process underlying their assessment of the continuing deterioration in the RMBS market on their ratings of financial guarantee insurers, including MBIA Corp. In its comment, Moody’s indicated three factors that would largely determine whether Moody’s takes rating actions on those financial guarantee insurers most exposed to deterioration in the mortgage markets: (1) current capital adequacy—whether the guarantor meets Moody’s capital adequacy benchmarks for its rating: (2) prospective capital adequacy—whether the guarantor will meet Moody’s capital adequacy benchmark in the near and medium term, and (3) strength of the franchise and business model—whether the guarantor will be able to access, going forward, attractive business opportunities consistent with its rating level. Moody’s further indicated that, based on additional analysis of MBIA Corp.’s RMBS portfolio, Moody’s believed that MBIA Corp. was somewhat likely to exhibit a capital shortfall.

On December 14, 2007, Moody’s released ratings announcements concerning a number of financial guarantee insurers, including MBIA Corp., resulting from Moody’s reassessment of such insurer’s capital adequacy. Moody’s affirmed MBIA Corp.’s insurance financial strength at “Aaa” but changed its outlook for MBIA Corp. to “negative” from “stable” while confirming the outlook of three of MBIA Corp.’s competitors as “stable”. Moody’s indicated that this action reflected the stress to MBIA Corp. from its mortgage-related exposures, as well as the steps already taken, and likely to be taken, by MBIA Corp. to strengthen its capital position. Moody’s also indicated that MBIA Corp.’s current capitalization was below the target Aaa level, and would be close to the minimum Aaa level under Moody’s stress scenario. Moody’s further indicated that while it believed that the investment by Warburg Pincus, as described in the “Capital Resources—Capital Strengthening Plan” section under “Warburg Pincus Agreement,” would address MBIA Corp.’s estimated shortfall in hard capital, the negative outlook reflects uncertainty concerning the performance of MBIA Corp.’s insured portfolio and the ultimate resolution of its total capital plan. In addition, Moody’s stated that it will evaluate any changes in MBIA Corp.’s governance, strategy and risk management made in response to the material stress faced by MBIA Corp. on its mortgage-related exposures. Moody’s stated in its announcement that it expected to revise MBIA Corp.’s outlook to “stable” to the extent MBIA Corp. executed an overall capital plan that reestablished a robust capital position.

On January 17, 2008, Moody’s placed the Aaa insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the Aa2 ratings of MBIA Corp.’s $1.0 billion of 14% fixed-to-floating rate surplus notes (“Surplus Notes”) issued on January 16, 2008, and the Aa3 ratings of the junior obligations of MBIA Corp. and the senior debt of MBIA Inc. on review for possible downgrade. Moody’s stated in its announcement that “the rating action reflects Moody’s growing concern about the potential volatility in ultimate performance of mortgage and mortgage-related CDO risks, and the corresponding implications for MBIA’s risk-adjusted capital adequacy.”

On January 31, 2008, Moody’s published its preliminary views about the financial guarantee insurance industry. It stated that its estimate of the capital needed to support the mortgage-related risk of some guarantors has risen significantly, and that some existing firms may be unable to restore financial strength to levels consistent with a Aaa rating, which could possibly lead them to pursue a more narrow business focus or enter into runoff. Moody’s indicated that a Aaa guarantor needs an adequate level of capital, a risk management and underwriting framework commensurate with that capital, and a viable business plan. Moody’s suggested that if any

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

one of these characteristics were judged by it to be inadequate, it would expect to lower the guarantor’s rating. Moody’s added that the business orientation and underwriting guidelines of firms in this sector might require meaningful change in order to retain Aaa ratings.

On February 26, 2008, Moody’s affirmed the Aaa insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the Aa2 ratings of MBIA Corp.’s Surplus Notes and the Aa3 ratings of the junior obligations of MBIA Corp. and the senior debt of MBIA Inc., with a negative rating outlook. Moody’s stated in its announcement regarding the change that “MBIA has completed transactions to raise $1.6 billion in equity and $1 billion in Surplus Notes, demonstrating a strong commitment to its policyholders.”

Fitch

On December 20, 2007, Fitch placed the AA ratings of MBIA Inc. and AAA ratings of MBIA Corp. and its subsidiaries on rating watch negative pending MBIA Inc.’s raising additional capital, while confirming the outlook of two of MBIA Corp.’s competitors as “stable.” In its press release, Fitch identified a shortfall of approximately $1 billion and stated that “If at any time during the next four-to-six weeks, MBIA is able to obtain capital commitments and/or put in place reinsurance or other risk mitigation measures, on top of the $1 billion capital commitment the company received from Warburg Pincus, that would help improve MBIA’s Matrix result at an ‘AAA’ rating stress, Fitch would anticipate affirming MBIA’s ratings with a Stable Rating Outlook.” Fitch also noted that if MBIA Inc. was unable to obtain capital commitments or put into place reinsurance or other risk mitigation measures to address its capital shortfall in the noted timeframe, Fitch would expect to downgrade MBIA Corp.’s insurer financial strength ratings by one notch to “AA+.”

In connection with the completion of MBIA Corp.’s Surplus Notes, as discussed in the “Capital Resources—Capital Strengthening Plan” section, on January 16, 2008, Fitch announced that it reaffirmed MBIA Corp.’s AAA ratings with a “Stable Outlook.”

Due to the continued deterioration in the performance of U.S. subprime mortgages, on February 1, 2008, Fitch announced that it placed on rating watch negative approximately $139 billion of 2,972 rated classes of 2006 and 2007 subprime RMBS. Fitch also increased its loss expectations for U.S. subprime RMBS backed predominantly by first-lien mortgages originated in 2006 and the first half of 2007, with average cumulative loss expectations as a percentage of the initial securitized balance of 21% and 26%, respectively.

On February 5, 2008, Fitch placed the AAA insurer financial strength ratings of MBIA Corp. and its insurance affiliates, the AA ratings of MBIA Corp.’s Surplus Notes and the AA long-term debt rating of MBIA Inc. on rating watch negative. Fitch announced that it was updating certain modeling assumptions in its ongoing analysis of the financial guaranty industry, specifically related to exposures to structured finance collateralized debt obligations (“SF CDOs”). Fitch expects that simulated capital model losses and expected losses will increase materially for MBIA Corp. due to its exposure to SF CDOs and that these losses may be inconsistent with its AAA rating standards for financial guarantors. Fitch noted that MBIA’s addition of $1.5 billion of new capital with a further $500 million equity investment through a rights offering backstopped from Warburg Pincus “may not be sufficient to address the necessary capital needed to maintain MBIA’s ‘AAA’ insurer financial strength rating.”

MBIA Inc.’s and MBIA Corp.’s current financial strength ratings from the major rating agencies are summarized below:

Agency	Ratings	Outlook
(MBIA Inc./MBIA Corp.)

S&P	AA-/AAA	Negative outlook

Moody’s	Aa3/Aaa	Negative outlook

Fitch	AA/AAA	Rating watch negative

To enable the Company to maintain appropriate claims-paying resources in order to sustain the triple-A financial strength ratings assigned to MBIA Corp., a comprehensive capital strengthening plan was announced on January 9, 2008. See “Capital Resources—Capital Strengthening Plan” for additional information. We believe that the Company’s consolidated capital resources, inclusive of the capital strengthening actions taken through February 2008, are adequate to support our ongoing businesses, fund our growth and meet the rating agencies’ requirements for the triple-A claims-paying ratings of MBIA Corp. If required and subject to market conditions, we believe that MBIA could raise additional capital and/or take measures to preserve capital necessary to maintain its triple-A ratings. The triple-A ratings are important to the operation of the Company’s business and any reduction in these ratings could have a material adverse effect on MBIA Corp.’s ability to compete and could also have a material adverse effect on the business, operations and financial results of the Company.

In addition to its announced capital strengthening plan, on February 25, 2008, the Company announced its intention to reorganize its insurance operations in a manner that would provide public finance and structured finance insurance from separate operating entities. This reorganization is expected to be completed within the next five years. See “Note 29: Subsequent Events” in the Notes to Consolidated Financial Statements for a discussion of the reorganization of the insurance operations.

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

Loss and Loss Adjustment Expenses

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

Each quarter the Company calculates its provision for the unallocated loss reserve as a fixed percent of scheduled net earned premium of the insurance operations. Annually, the Loss Reserve Committee evaluates the appropriateness of this fixed percent loss factor. In performing this evaluation, the Loss Reserve Committee considers the composition of the Company’s insured portfolio by municipal sector, structured asset class, remaining maturity and credit quality, along with the latest industry data, including historical default and recovery experience for the relevant sectors of the fixed-income market. In addition, the Company considers its own historical loss activity and how those losses develop over time. The Loss Reserve Committee reviews the results of its annual evaluation over a period of several years to determine whether any long-term trends are developing that indicates the loss factor should be increased or decreased. Therefore, case basis reserves established in any year may be above or below the loss factor without requiring an increase or decrease to the loss factor. However, if a catastrophic or unusually large loss occurred in a single year, the Loss Reserve Committee would consider taking an immediate charge through “Losses and loss adjustment expenses” and possibly also increase the loss factor in order to maintain an adequate level of loss reserves.

Significant changes to any variables on which the loss factor is based, over an extended period of time, would likely result in an increase or decrease in the Company’s loss factor with a corresponding increase or decrease in the amount of the Company’s loss and LAE provision. For example, as external and internal statistical data are applied to the various sectors of the Company’s insured portfolio, a shift in business written toward sectors with high default rates would likely increase the loss factor, while a shift toward sectors with low default rates would likely decrease the loss factor. Additionally, increases in statistical default rates relative to the Company’s insured portfolio and in the Company’s actual loss experience or decreases in statistical recovery rates and in the Company’s actual recovery experience would likely increase the Company’s loss factor. Conversely, decreases in statistical default rates relative to the Company’s insured portfolio and in the Company’s actual loss experience or increases in statistical recovery rates and in the Company’s actual recovery experience would likely decrease the Company’s loss factor.

During the years ended December 31, 2007, 2006 and 2005, the Company’s loss and LAE provision for the unallocated loss reserve, based on a loss factor of 12%, was $86 million, $81 million and $84 million, respectively. The provisions recorded for each year represent loss and loss adjustment expenses as reported on the Company’s income statement. However, as a result of the continued stress in the mortgage markets and an increase in defaults on mortgage-backed securities, specific case basis reserve increases for the year ended December 31, 2007 significantly exceeded the 12% loss factor currently used by the Company. In the fourth quarter of 2007, the Company recorded $614 million of loss and LAE, in addition to the provision based on its loss factor, related to MBIA’s insured exposure to prime, second-lien RMBS transactions consisting of home equity lines of credit and closed-end second-lien mortgages. Additionally, in the fourth quarter of 2007, the Company recorded $200 million of loss and LAE to increase its unallocated loss reserve for probable losses on its RMBS exposure that have not been specifically identified to individual policies as of December 31, 2007. Therefore, loss and LAE for 2007 totaled $900 million. For the year ended December 31, 2006, the Company’s additions to specific case basis reserves were less than the 12% loss factor. However, additions to specific case basis reserves in the year ended December 31, 2005 exceeded the 12% loss factor. With the exception of the additional loss and LAE recorded in 2007, the

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Company has calculated its provision for the unallocated loss reserve as 12% of scheduled net earned premium of its insurance operations since 2002. MBIA continually monitors its insured portfolio and actual loss experience in order to identify trends that would indicate a reasonably likely significant change to one or more of the variables on which the loss factor is based. If MBIA determines that any changes to one or more of these variables is likely to have an impact on the level of probable losses in its insured portfolio, the Company will increase or decrease its loss factor accordingly, which will result in an increase or decrease in its loss and loss adjustment expenses.

Given the increased level of specific case basis losses recorded in the last several years, if none of the other variables used in deriving the loss factor had changed, the Company’s loss factor would approximate 22% on a cumulative basis through December 31, 2007, which would have generated loss and LAE of $162 million, $152 million and $159 million for the years ended December 31, 2007, 2006 and 2005, respectively. Another variable that changed over the last several years, however, and that affects the determination of the loss factor is the mix of business among different sectors. During this period, the Company has ceased writing business in certain sectors in which loss experience has been high relative to its total portfolio, such as tax liens, lower rated high-yield collateralized bond obligations, manufactured housing and certain direct corporate obligations, which offset the impact that the higher case basis incurred activity would have on the loss factor. Excluding actual loss experience incurred in the sectors listed above and the reserves established for RMBS exposure in 2007 in addition to its loss factor, the Company’s cumulative loss factor through December 31, 2007 would approximate 7%, which would have generated loss and LAE of $51 million, $48 million and $51 million for the years ended December 31, 2007, 2006 and 2005, respectively. Also mitigating the impact of higher case basis incurred activity is the improvement in the overall credit quality of the insured portfolio, with a greater percentage of the insured portfolio rated A or above over the past few years, as well as a decline in the number of issues on the Company’s caution lists.

Considering all of the assumptions used in the assessment of the adequacy of the loss factor, including the higher case basis incurred activity in 2007 and 2005 and the offsetting effect of observed changes in the variables described above, the Company believes that its current loss factor of 12% continues to represent a reasonable estimate of losses that have or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. In addition, the Company believes that the amount of unallocated loss reserves recorded on its balance sheet at December 31, 2007 are adequate to cover specific losses that may develop from its existing insured portfolio.

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

In determining the case basis reserves of $614 million and the unallocated loss reserve of $200 million recorded in the fourth quarter of 2007 related to the Company’s RMBS exposure, the Company employed a multi-step process using a proprietary cash flow model and a commercially available model, which were used to analyze various collateral performance scenarios and assumptions. The cash flow models used current underlying loan delinquencies and assumptions about future loan delinquencies to project future loan defaults and ultimate cumulative net losses for transactions. The Company is assumed to realize a loss on an insured transaction to the extent that cumulative loan losses exceed available credit support. The Company’s loss reserves were calculated using the following assumptions with respect to the underlying loans within insured RMBS transactions.

Loans reported as delinquent as of December 31, 2007 were assumed to default over the first six months of the projection period at rates that increase commensurate with the number of days past due (the “Roll Rate Default Methodology”). We assumed default rates of 45%, 60% and 100% for loans within a 30-day, 60-day and 90-day and over past due period, respectively. For loans that were not reported as delinquent as of December 31, 2007, a conditional default rate (“CDR”) was used to forecast losses beginning in month seven of the forecast. A CDR is an estimate of the percent of performing loans in a pool of loans that are expected to default during a given time period. For 2007 vintage transactions with more limited performance history, the assumed default rate was equal to the greater of the one- or three-month average CDR and a default rate determined using the Roll Rate Default Methodology. These CDRs were assumed to decrease over time at rates and over periods of time that vary by transaction vintage and underlying loan performance. Servicer advances for delinquent loans were assumed to be zero and all defaulted loans were assumed to result in a total loss of principal after a six-month liquidation period.

In addition, for transactions secured by home equity lines of credit (“HELOCs”), the model considered borrower draws and repayment rates. For HELOCs, the current three-month average draw rate was used to project future line draws. For HELOCs and transactions secured by fixed rate closed-end second mortgages, the three-month average conditional repayment rate (“CRR”) was used to project voluntary principal repayments. A one-month average CRR was used when a three-month was not available. Cash flows also assumed a constant basis spread between floating rate assets and floating rate insured debt obligations (the difference between Prime and LIBOR interest rates, minus any applicable fees). For all transactions, cash flows considered allocations and other structural aspects of a transaction, including managed amortization periods, rapid amortization periods and claims against MBIA’s insurance policy consistent with such policy’s terms and conditions.

The assumptions and cash flow structure referenced above resulted in a forecasted cumulative collateral loss that was added to existing actual cumulative collateral losses. The resulting estimated net claims on MBIA’s insurance policies were discounted to a net present value reflecting MBIA’s obligation to pay claims over time and not on an accelerated basis. The above assumptions represent MBIA’s best estimate of how transactions will perform over time. However, additional case basis loss and LAE reserves of approximately $270 million would be required in the event of a six-month increase in the forecasted CDR beyond our current estimates followed by a twelve-month lengthening of the period during which CDR rates are assumed to decrease.

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

As of December 31, 2007, the Company’s total net loss reserves of $1.3 billion represent 0.13% of its outstanding net debt service insured of $1,022 billion. We believe that these reserves are adequate to cover ultimate net losses. Given that the reserves are based on estimates, there can be no assurance that the ultimate liability will not exceed such estimates resulting in the Company recognizing additional loss and loss adjustment expense in earnings. While the underlying principles applied to loss reserving are consistent across the financial guarantee industry, differences exist with regard to the methodology and measurement of loss reserves. Alternative methods may produce different estimates than the method used by the Company. Additionally, the accounting for non-derivative financial guarantee loss reserves is possibly subject to change. See “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a description of the Company’s loss and loss adjustment expense accounting policy.

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

The effect of the Company’s upfront premium earnings policy is to recognize greater levels of upfront premiums in the earlier years of each policy insured, thus matching revenue recognition with exposure to the underlying risk. Recognizing premium revenue on a straight-line basis over the life of each policy without allocating premiums to the sinking fund payments would materially affect the Company’s financial results. Premium earnings would be more evenly recorded as revenue throughout the period of risk than under the current method, but the Company does not believe that the straight-line method would appropriately match premiums earned to the Company’s exposure to the underlying risk. Therefore, the Company believes its upfront premium earnings methodology is the most appropriate method to recognize its upfront premiums as revenue. The premium earnings methodology used by the Company is similar to that used throughout the financial guarantee industry. However, premium revenue recognition is subject to change as a result of the FASB project described in the “Results of Operations—Insurance Operations—Losses and Loss Adjustment Expenses” section included herein.

Valuation of Financial Instruments

The fair market values of financial instruments held or issued by the Company are determined through the use of observable market data when available. Market data is retrieved from a variety of third-party data sources, including direct dealer quotes, for input into the Company’s valuation systems. Valuation systems are determined based on the characteristics of transactions and the availability of market data. The fair values of financial assets and liabilities are primarily calculated using prices from an independent pricing service, which uses observable market-based inputs when available, direct dealer quotes or market data relevant to individual financial instruments. However, dealer market data may not be available for certain types of contracts that are infrequently purchased and sold. For these contracts, the Company may use alternate methods for determining fair values, such as dealer market quotes for similar contracts or cash flow modeling. Alternate valuation methods generally require management to exercise considerable judgment in the use of estimates and assumptions, and changes to certain factors may produce materially different values. In addition, actual market exchanges may occur at materially different amounts.

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

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Financial Assets

The Company’s financial instruments categorized as assets primarily comprise investments in debt and equity instruments. The majority of the Company’s debt and equity investments are accounted for in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires that all debt instruments and certain equity instruments be classified in the Company’s balance sheet according to their purpose and, depending on that classification, be carried at either amortized cost or fair market value. The majority of the Company’s financial assets are valued using an independent pricing service, which uses observable market-based inputs when available. If a security cannot be priced by the pricing service, the Company receives a direct dealer quote which is used as the basis for recording fair value. Adverse credit market conditions during the second half of 2007 caused some markets to become relatively illiquid, thus reducing the availability of certain data used by the independent pricing service and dealers. Equity investments outside the scope of SFAS 115 are accounted for under cost or equity method accounting principles. Other financial assets that require fair value reporting or disclosures within the Company’s notes to the financial statements are valued based on underlying collateral or the Company’s estimate of discounted cash flows.

MBIA regularly monitors its investments in which fair value is less than amortized cost in order to assess whether such a decline in value is other than temporary and, therefore, should be reflected as a realized loss in net income. Such an assessment requires the Company to determine the cause of the decline and whether the Company possesses both the ability and intent to hold the investment to maturity or until the value recovers to an amount at least equal to amortized cost. Additionally, this assessment requires management to exercise judgment as to whether an investment is impaired based on market conditions and trends and the availability of relevant data. See “Note 12: Investment Income and Gains and Losses” in the Notes to Consolidated Financial Statements for further information regarding other-than-temporary losses recorded in net income.

Financial Liabilities

The Company’s financial instruments categorized as liabilities primarily consist of obligations related to its asset/liability products and conduit segments within the Company’s investment management services operations, and debt issued for general corporate purposes. These liabilities are typically recorded at their face value adjusted for premiums or discounts. The fair values of such instruments are generally not reported within the Company’s financial statements, but rather disclosed in the accompanying notes. However, the carrying values of financial liabilities which qualify as part of fair value hedging arrangements under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, are adjusted in the Company’s balance sheet to reflect those risks being hedged. MBIA has instituted cash flow modeling techniques to estimate the value of its liabilities that qualify as hedged obligations under SFAS 133 based on current market data. Financial liabilities that the Company has elected to fair value under SFAS 155, “Accounting for Certain Hybrid Financial Instruments” or that require fair value reporting or disclosures within the Company’s notes to its financial statements are valued based on underlying collateral, the Company’s estimate of discounted cash flows or quoted market values for similar transactions.

Derivative Instruments

Through MBIA Corp. we issue insurance policies insuring payments due on derivative instruments and through the Company and other non-insurance subsidiaries we directly enter into derivative instruments for purposes of hedging risks associated with our assets and liabilities. We account for derivative instruments in accordance with SFAS 133, which requires that all such contracts be recorded on our balance sheet at fair value. The fair value of derivative instruments is determined as the amount that would be exchanged in a current transaction between willing parties. Changes in the fair value of derivative instruments are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive income (loss),” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge. All of our derivative contracts are transacted as over-the-counter (“OTC”) derivatives.

Through MBIA Corp., we regularly insure derivative instruments as part of our core financial guarantee business, which represent the majority of the Company’s notional derivative exposure. In most cases these derivative instruments do not qualify for the financial guarantee scope exception under SFAS 133 and, therefore, must be stated at fair value. In February 2008, we decided not to insure credit derivative instruments except in transactions related to the reduction of our existing insured derivative exposure. Prior to this decision, we insured credit derivatives that referenced primarily structured pools of cash securities and credit default swaps (“CDS”). We generally provided credit default swap protection on the most senior liabilities of structured finance transactions, and at inception of the contract our exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral for the insured derivatives were cash securities and credit default swaps referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed and collateralized debt obligation securities.

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

In determining the fair value, we use various valuation approaches with priority given to observable market prices when they are available. Market prices are generally available for traded securities and market standard credit default swaps but are less available or unavailable for highly-customized credit default swaps. Most of the derivative contracts we insure are structured credit derivative transactions that are not traded and do not have observable market prices. Typical market credit default swaps are standardized, liquid instruments that reference tradable securities such as corporate bonds that also have observable prices. These market standard credit default swaps also involve collateral posting, and upon a default of the reference bond, can be settled in cash.

In contrast, our insured credit default swap contracts do not contain the typical CDS market standard features as described above but have been customized to replicate our financial guarantee insurance policies. Our insured derivative instruments provide protection on a specified or managed pool of securities or CDS with a deductible or subordination level. We are not required to post collateral, and upon default, we make payments on a “pay-as-you-go” basis after the subordination in a transaction is exhausted.

Our payment obligations after a default vary by deal and by insurance type. There are three primary types of policy payment requirements:

(i)	timely interest and ultimate principal;

(ii)	ultimate principal only at final maturity; and

(iii)	payments upon settlement of individual collateral losses as they occur upon erosion of deal deductibles.

Our insured credit derivative policies are structured to prevent large one-time claims upon an event of default and to allow for payments over time (i.e. “pay as you go” basis) or at final maturity. Also, each insured credit default swap we enter into is governed by a single transaction International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement relating only to that particular transaction/insurance policy. There is no requirement for mark-to-market termination payments, under most monoline standard termination provisions, upon the early termination of the insured credit default swap. However, some contracts have mark-to-market termination payments for termination events within our control. An additional difference between our CDS and the typical market standard CDS is that there is no acceleration of the payment to be made under our insured credit default swap contract unless we elect to accelerate at our option. Furthermore, by law, these contracts are unconditional and irrevocable, and cannot be transferred to most other capital market participants as they are not licensed to write insurance contracts. Through reinsurance, the risk of loss (but not counterparty risk) on these contracts can be transferred to other financial guarantee insurance and reinsurance companies.

Historically, there has not been a market for the transfer of such highly structured insured credit derivative contracts, in part because of the contractual differences noted above. As a result, we believe there are no relevant third party “exit value” market observations for these contracts. If we were to affect a transfer of these contracts, we believe the most likely counterparties would be other financial guarantee insurers and reinsurers. In the absence of an actual financial market, we value these insured credit derivatives at the estimated amount that financial guaranty insurers with comparable credit ratings as us would require to assume these contracts. Since there are no active market transactions in our exposures, we generally use vendor-developed and proprietary models, depending on the type and structure of the contract, to estimate the fair value of our derivative contracts. In limited instances, we do execute transactions with reinsurers that reduce our exposure to insured credit derivatives. In those instances, we consider the transactions to be good indicators of fair value when the transaction is negotiated independently of other transactions and when it is executed at or near the measurement date. In such cases, the premiums we pay to the reinsurers are used to fair value the derivative contract, after adjusting for reinsurance contract terms that differ from our underlying insured credit derivative.

As a result of our decision in February 2008 to not insure credit derivative instruments and the potential that other market participants stop insuring credit derivative contracts, coupled with the lack of exchange transactions in the current market place, it may become more difficult to obtain observable market inputs for our valuations in the future. As a result, the assumptions about market participants or their assumptions that are used in estimating fair value may change in the future. We will continually monitor these developments as conditions warrant.

Our insured CDS valuation model simulates what a bond insurer would charge to guarantee the transactions on the measurement date, based on the market-implied default risk of the underlying collateral and the subordination. Implicit in this approach is the notion that bond insurers would be willing to accept these contracts from us at a price equal to what they could issue them for in the current market. The majority of our transactions are valued using a probabilistic approach to price the risk associated with our exposure on the credit derivative contract. We apply a Binomial Expansion Technique (“BET”) based model to the transaction structures to derive a probabilistic measure of expected loss for our exposure using market pricing on the underlying collateral within the transaction. At any point in time, the mark-to-market gain or loss on a transaction is the difference between the original price of risk (the original market-implied expected loss) and the current price of the risk.

The BET was developed and published by Moody’s and provides an alternative to simulation models in estimating a probability distribution of losses on a diverse pool of assets. The model that we use has been modified from the Moody’s version as described below. The distribution of expected losses can then be applied to a specific transaction structure in order to size the expected losses of different risk exposure tranches within a structured transaction. We use the BET model, together with the market price for the underlying collateral to estimate fair value of our insured credit derivatives.

This approach is used to value almost all of the credit default swaps on tranched portfolios of credits (“portfolio CDS”) or on senior tranches of collateralized debt obligations (“CDOs”) of the insured portfolio. There are various inputs and assumptions that are key within this approach and these are listed below.

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Assumptions

The key assumptions of the BET model include:

•	Collateral default probabilities are determined by market spreads

•	Collateral in the portfolio is generally considered on an average basis instead of modeling each piece of collateral separately

•	Correlation is modeled using a diversity score, which is calculated based on rules regarding industry or sector concentrations

•	Defaults are modeled such that they are spaced evenly over time

•	Recovery rates are based on historical averages

The main modifications we have made to the BET developed by Moody’s are that a) we use market credit spreads to determine default probability instead of using historical loss experience, and b) for collateral pools where the spread distribution is characterized by extremes we model each segment of the pool individually instead of using an overall pool average.

Inputs

The specific model inputs are listed below, including how we derive inputs for market credit spreads on the underlying transaction collateral, how we determine credit quality (using a Weighted Average Rating Factor), correlation/diversity estimation, and recovery rates.

•

Credit spreads – These are obtained from market data sources published by third parties (e.g. CMBX index spreads, dealer spread tables for the collateral similar to assets within our transactions) as well as collateral-specific spreads provided by trustees or obtained from market sources. If observable market credit spreads are not available for the underlying reference obligations, then a market spread is used that most closely resembles the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. This data is obtained from recognized sources and is reviewed on an ongoing basis for reasonableness and applicability to our derivative portfolio.

We use the following spread hierarchy in determining which source of spread to use, with the rule being to use CDS spreads where available. If not available, then we use cash security spreads.

1.	Actual collateral specific credit spreads (if up-to-date and reliable market based spreads are available, they are used)

2.	Sector specific spreads (such as CMBX index spreads or dealer provided spread tables by asset class and rating)

3.	Corporate spreads (corporate spread table based on rating)

4.	Benchmark from most relevant spread source (if no specific spreads are available and corporate spreads are not directly relevant, an assumed relationship will be used between corporate spreads or sector specific spreads and collateral spreads)

For example, if current market based spreads are not available then we utilize a generic spread from a published source like CMBX or a corporate cash spread table or a dealer published asset backed spread table. The generic spread utilized is based on the nature of the underlying collateral in the deal. Deals with corporate collateral use the corporate spread table. Deals with asset backed collateral use one or more of the dealer asset backed tables as discussed below. If there are no observable market spreads for the specific collateral, and sector-specific and corporate spread tables are not appropriate to estimate the spread of a given type of collateral, we use the fourth alternative in our hierarchy. An example is tranched corporate collateral. In that case we use corporate spreads as an input and estimate the spread on the tranched position based on an assumed relationship to take account of the tranched structure. In each case the priority is to use information for CDS spreads if available, and cash spreads as a second priority.

Over time the data inputs can change as new sources become available or existing sources are discontinued or are no longer considered to be the most appropriate. It is the objective of the Company to move to higher levels on the hierarchy whenever possible, but it is sometimes necessary to move to lower priority inputs because of discontinued data sources or assessments that the higher priority inputs are no longer considered to be representative of market spreads for a given type of collateral. This can happen, for example, if transaction volume falls so a previously used spread index is no longer viewed as being reflective of current market levels.

The process is a monthly update for the percentage of each type of collateral in each deal based on the most up-to-date reporting received from the respective trustees. Using the most recent monthly applicable market spread data based on the hierarchy above, we then calculate a weighted average spread to be used in the valuation process (i.e., the spread for each component of collateral is weighted by its percentage of total collateral to calculate the weighted average spread).

If collateral-specific spreads are not available, the Weighted Average Rating Factor (“WARF”) is used to determine the credit rating which is used to determine the appropriate spread. This is a 10,000 point scale designed by Moody’s where lower numbers indicate better ratings. Because the difference in default probability between AA1 and AA2 is much less than between B1 and B2, the ratings are not spaced equally on this scale. The WARF is obtained from the most recent trustee’s report or calculated by us based on the credit ratings of the collateral in the transaction. In determining WARF, Moody’s ratings are used for collateral if they are available, and if not, then S&P and then Fitch ratings are used.

•

Diversity Scores – The diversity of industry or asset class is calculated internally, if not reported by the trustee on a regular basis. A lower diversity score will negatively impact the valuation for our senior tranche since a low diversity score represents higher assumed correlation, increasing the chances of a large number of defaults, and thereby increasing the risk of loss in the senior tranche.

•

Recovery Rate – Represents the percentage of par to be recovered from asset defaults. Our recovery rate assumptions are based on historical averages. We use rating agency data and adjust the reported recovery rates to take account of specific collateral in the insured derivative.

The aggregate market value of the entire collateral pool is specified by market spreads. The BET model uses market inputs (collateral spreads, diversity score and recovery rates) along with the transaction structure and subordination level to allocate value between the different tranches of the transaction. There can often be several tranches, including multiple subordinated tranches, and the BET can allocate values to each tranche. We only use the value ascribed to the most senior tranche that is insured by us. The level of subordination below our exposure or credit tranche is a very significant factor that affects the estimated fair values of our exposure as subordination below our exposure absorbs all losses in the transaction’s underlying portfolio before any claim is made on our insurance policy. Most of our insured structured credit derivatives have subordination at inception of the transaction that is in excess of that required for the most senior triple-A rating within a transaction.

In the fourth quarter of 2007, we refined our approach to take account of trustee provided asset backed spreads that had widened to extremely high levels. In these limited situations, instead of using market spreads, MBIA assumed that all such collateral defaulted.

The following table presents the net par outstanding as of December 31, 2007 and the related income statement net gain or loss for the year ended December 31, 2007 by fair value technique of all insured credit derivatives within our insurance portfolio.

In millions	% of Net Par Outstanding	Net Par Outstanding	Net Loss
Binomial expansion valuation model	95.5%	$132,722	$(3,556)
Specific dealer quotes	0.6	845	(67)
Other	3.9	5,374	(105)

Total	100.0%	$138,941	$(3,728)

Our investment management services operations and corporate operations enter into OTC derivatives, such as interest rate swaps, currency swaps, credit default swaps and total return swaps, which predominately trade in liquid markets. We mark these derivatives using industry standard models developed by vendors. The following table presents the net notional value outstanding as of December 31, 2007 and the related income statement net gain or loss for the year ended December 31, 2007 by fair value technique of all credit and other derivatives within the Company’s investment management services portfolio and corporate operations.

In millions	% of Net Notional Value Outstanding	Net Notional Value Outstanding	Net Gain
Valuation models using market prices	88.5%	$40,766	$4
Specific dealer quotes	11.5	5,293	267

Total	100.0%	$46,059	$271

For further information regarding our derivative portfolio, see the “Market Risk” section included herein.

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

The Company performed its annual impairment testing of goodwill as of January 1, 2007 and January 1, 2008. On both dates, the fair values of the reporting segments exceeded their carrying values indicating that goodwill was not impaired. Alternate valuation methods would have likely produced different fair values. However, the Company believes that the valuation methods used provided the best estimates of fair value.

Deferred Income Taxes

Deferred income taxes are recorded with respect to the temporary differences between the tax bases of assets and liabilities and the reported amounts in the Company’s financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled. Such temporary differences relate principally to premium revenue recognition, deferred acquisition costs, unrealized appreciation or depreciation of investments and derivatives, and MBIA Corp.’s statutory contingency reserve. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. Determining whether to establish a valuation allowance and, if so, the amount of the valuation allowance requires management to exercise judgment and make assumptions regarding whether tax benefits will be realized in future periods.

As of December 31, 2007, MBIA recorded a net deferred tax asset of $1.2 billion, which principally comprised a $1.1 billion tax benefit related to losses on financial instruments at fair value and foreign exchange. The Company estimates that it is more likely than not the entire amount of such benefit will be realized in future periods and has not established a valuation allowance. If the Company was to establish a valuation allowance against its deferred tax asset, it would reduce its asset and increase its provision for income taxes in its statement of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents highlights of the Company’s consolidated financial results for 2007, 2006 and 2005. Items listed under “Other per share information (effect on net income)” are items that we commonly identify for the readers of our financial statements because they are a by-product of the Company’s operations or due to general market conditions beyond the control of the Company.

In millions except per share amounts	2007	2006	2005
Revenues:
Insurance	$(2,101)	$1,474	$1,377
Investment management services	1,830	1,231	921
Corporate	16	17	16
Eliminations	(28)	(19)	(18)

Revenues from continuing operations	(283)	2,703	2,296

Expenses:
Insurance	1,182	379	318
Investment management services	1,520	1,111	791
Corporate	110	99	188
Eliminations	(29)	(19)	(18)

Expenses from continuing operations	2,783	1,570	1,279

Provision (benefit) for income taxes	(1,144)	320	304

Income (loss) from continuing operations, net of tax	(1,922)	813	713
Income (loss) from discontinued operations, net of tax	—	6	(2)

Net income (loss)	$(1,922)	$819	$711

Net income (loss) per diluted share information:
Net income (loss)	$(15.17)	$5.99	$5.18
Other per share information (effect on net income (loss)):
Penalties and disgorgement	$—	$—	$(0.52)
Accelerated premium earned from refunded issues	$0.57	$0.71	$0.61
Net realized gains (losses)	$0.26	$0.07	$(0.01)
Net gains (losses) on financial instruments at fair value and foreign exchange	$(17.47)	$0.07	$0.18
Income (loss) from discontinued operations	$—	$0.04	$(0.01)

Consolidated revenues from continuing operations decreased to a loss of $283 million in 2007 compared with income of $2.7 billion in 2006. The decline in insurance revenues resulted from a $3.6 billion loss on financial instruments at fair value and foreign exchange which was primarily the result of adverse changes in the fair value of the Company’s insurance credit derivative portfolio and an adjustment to the Company’s carrying value of its investment in Channel Reinsurance Ltd. (“Channel Re”), partially offset by a mark-to-market gain on the Company’s Money Market Committed Preferred Custodial Trust (“CPCT”) securities facility. The investment management services operations’ revenues increased primarily due to an increase in interest income resulting from growth in the asset/liability products segment, higher fees in the advisory services segment due to growth in assets under management and an increase in gains on financial instruments at fair value and foreign exchange due to gains on total return swaps resulting from declines in underlying bond prices. Consolidated expenses from continuing operations increased 77% to $2.8 billion in 2007 from $1.6 billion in 2006. This increase was principally due to an increase in loss and LAE incurred in the insurance operations reflecting $614 million of specific case basis reserves and $200 million of non-specific unallocated reserves related to MBIA’s prime, second-lien RMBS exposure. In addition, investment management services’ interest expense increased due to growth in the asset/liability products segment, commensurate with the increase in interest income. The Company recorded a net loss for 2007 of $1.9 billion compared with net income of $819 million for 2006. Net loss per diluted share was $15.17 for 2007 compared with net income per diluted share of $5.99 for 2006.

In 2006, consolidated revenues from continuing operations increased 18% to $2.7 billion from $2.3 billion in 2005. Growth in insurance revenues resulted from an increase in net investment income and net realized gains from investment securities. An increase in investment management services’ interest income resulting from growth in the asset/liability products segment was partially offset by a decrease in investment management services’ net gains on derivative instruments and foreign exchange. Consolidated expenses from continuing operations increased 23% to $1.6 billion in 2006 from $1.3 billion in 2005. This increase was principally due to an

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

increase in investment management services’ interest expense due to growth in the asset/liability products segment and insurance interest expense, both of which were commensurate with the increase in interest income. Offsetting the increase in consolidated expenses was a reduction in corporate expenses resulting from $75 million of estimated penalties and disgorgement recorded in the third quarter of 2005 in connection with the settlement of regulatory investigations of the Company. Net income for 2006 of $819 million was up 15% from $711 million for 2005. Net income per diluted share was $5.99 for 2006 compared with $5.18 per diluted share for 2005, a 16% increase. The slightly larger percent increase in net income per diluted share compared with net income resulted from an approximately 526,000 decrease in the average number of diluted shares outstanding as a result of share repurchases the Company made in the first half of 2005.

The Company’s book value at December 31, 2007 was $29.16 per share, down 45% from $53.43 per share at December 31, 2006. The decrease was principally driven by net losses from operations, an increase in treasury stock as a result of share repurchases by the Company, and unrealized losses recorded on the Company’s investment portfolio in 2007.

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

The following table presents the financial results of the insurance operations for 2007, 2006 and 2005. The results include revenues and expenses from transactions with the Company’s investment management services and corporate operations.

				Percent Change
In millions	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Net premiums written	$892	$815	$879	10%	(7)%
Premiums earned	856	853	864	0%	(1)%
Net investment income	573	581	493	(1)%	18%
Fees and reimbursements	21	33	28	(38)%	19%
Net realized gains (losses)	55	6	(3)	891%	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(3,606)	1	(4)	n/m	n/m

Total revenues	(2,101)	1,474	1,377	n/m	7%

Losses and loss adjustment	900	81	84	1,013%	(4)%
Amortization of deferred acquisition costs	67	66	67	1%	(1)%
Operating	133	156	141	(15)%	10%
Interest expense	82	76	26	7%	193%

Total expenses	1,182	379	318	212%	19%

Pre-tax income (loss)	$(3,283)	$1,094	$1,059	n/m	3%

n/m—Percentage change not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

In 2007, total revenues from the Company’s insurance operations were a loss of $2.1 billion compared with income of $1.5 billion in 2006. The decrease in insurance operations’ revenues in 2007 compared with 2006 resulted from a $3.6 billion loss on financial instruments at fair value and foreign exchange, which was primarily the result of adverse changes in the fair value of the Company’s insurance credit derivative portfolio and a $85.7 million adjustment in the Company’s carrying value of its investment in Channel Re. The adjustment in the Company’s carrying value of its investment in Channel Re contributed to the loss on financial instruments at fair value and foreign exchange as a result of eliminations the Company was required to make under the equity method of accounting. These losses were partially offset by a $110 million mark-to-market gain on the Company’s CPCT facility. In addition, there was a decline in fees and reimbursements and net investment income in 2007 compared with 2006. Partially offsetting the impact of the decreases in insurance revenues were increases in net realized gains and premiums earned. Total insurance expenses increased 212% to $1.2 billion in 2007 from $379 million in 2006. The increase in insurance expenses was due to the $614 million of case basis reserves and $200 million of non-specific unallocated reserves related to MBIA’s prime, second-lien RMBS exposure. Partially offsetting the increase in losses and LAE was a decrease in operating expenses due to an increase in costs allocated from the insurance segment to other segments and a decline in loss prevention expenses. Gross operating expenses (expenses before ceding commission income and the deferral or amortization of acquisition costs) decreased 8% in 2007 compared with 2006 as a result of an increase in costs allocated to our investment management services and corporate operations and a decrease in loss prevention costs.

In 2006, total revenues from the Company’s insurance operations increased 7% to $1.5 billion from $1.4 billion in 2005. The increase in insurance operations’ revenues was primarily the result of an increase in VIE net investment income and, to a lesser extent, net realized gains from investment securities, net gains on financial instruments at fair value and foreign exchange and increased fee and reimbursement income. Total insurance expenses increased 19% to $379 million in 2006 from $318 million in 2005. The increase in insurance expenses was primarily the result of an increase in VIE interest expense, commensurate with the increase in net investment income, and an increase in operating expenses resulting from increased compensation costs. Gross operating expenses (expenses before ceding commission income and the deferral or amortization of acquisition costs) increased 2% in 2006 compared with 2005 as a result of an increase in compensation costs.

Gross premiums written (“GPW”), net premiums written (“NPW”) and net premiums earned for the last three years are presented in the following table:

				Percent Change
In millions	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Gross premiums written:
U.S.	$681	$556	$720	23%	(23)%
Non-U.S.	318	366	298	(13)%	23%

Total	$999	$922	$1,018	8%	(9)%
Net premiums written:
U.S.	$633	$508	$664	25%	(24)%
Non-U.S.	259	307	215	(16)%	43%

Total	$892	$815	$879	10%	(7)%
Net premiums earned:
U.S.	$612	$616	$626	(1)%	(2)%
Non-U.S.	244	237	238	3%	(0)%

Total	$856	$853	$864	0%	(1)%

GPW reflects premiums received and accrued for in the period and does not include the present value of future cash receipts expected from installment premium policies originated during the period. GPW was $999 million in 2007, up 8% from 2006 due to increases in U.S. public finance and global structured finance business written, as discussed in the respective sections below.

NPW, which represents gross premiums written net of premiums ceded to reinsurers, increased 10% to $892 million in 2007 from $815 million in 2006. The increase in 2007 was a result of the increase in GPW and a reduction in premiums ceded to reinsurers. Premiums ceded to reinsurers from all insurance operations as a percentage of GPW were 11% and 12% for 2007 and 2006, respectively. Reinsurance enables the Company to cede exposure and comply with its single risk and other credit guidelines, although the Company continues to be primarily liable on the insurance policies it underwrites.

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net premiums earned include scheduled premium earnings as well as premium earnings from refunded issues. Net premiums earned in 2007 of $856 million was slightly higher versus 2006 due to a 6% increase in scheduled premiums earned, offset by a 25% decrease in refunded premiums earned. The increase in scheduled premiums earned resulted from an increase in business written and lower refunding activity in 2007.

In 2006, GPW decreased 9% compared with 2005, reflecting declines in U.S. public finance and global structured finance business written. NPW decreased 7% compared with 2005, resulting from the decline in GPW, slightly offset by a reduction in premiums ceded to reinsurers. Premiums ceded to reinsurers from all insurance operations for 2006 declined to 12% of GPW from 14% for 2005. Net premiums earned declined 1% in 2006 compared with 2005 due to a 5% decrease in scheduled premiums earned offset by a 15% increase in refunded premiums earned. The decrease in scheduled premiums earned resulted from declining business production since 2003 and the effects of heavy refunding activity over the same period.

MBIA evaluates the premium rates it charges for insurance guarantees through the use of internal and external rating agency quantitative models. These models assess the Company’s premium rates and return on capital results on a risk adjusted basis. In addition, market research data is used to evaluate pricing levels across the financial guarantee industry for comparable risks, when available. Since 2005, domestic municipal spreads contracted to tighter levels through mid-2007. Since mid-2007, in light of credit market volatility, we have also noticed spreads moving wider, in particular in the domestic municipal sectors. We expect that over time this may result in an increase in premium rates.

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

During 2007, total net par insured rated A or above, before giving effect to MBIA’s guarantee, was 82% compared with 77% during 2006 and 81% during 2005. These percentages reflect a change in the mix of business written during each year. At December 31, 2007, 83% of the Company’s outstanding net par insured was rated A or above before giving effect to MBIA’s guarantee compared with 81% at December 31, 2006. The following table presents the credit quality distribution of MBIA’s outstanding net par insured as of December 31, 2007 and 2006. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, a MBIA equivalent rating is used.

As of January 31, 2008, the credit quality distribution of MBIA’s net par insured did not materially change from December 31, 2007.

Rating In thousands	As of December 31, 2007 Net Par Outstanding		As of December 31, 2006 Net Par Outstanding
	Amount	%	Amount	%
AAA	$167,280	24.6%	$128,705	20.9%
AA	189,304	27.9	174,175	28.2
A	203,368	30.0	197,805	32.0
BBB	109,473	16.1	104,916	17.0
Below BBB	9,236	1.4	11,952	1.9

Total	$678,661	100.0%	$617,553	100.0%

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets are presented in the following table:

				Percent Change
Global Public Finance In millions	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Gross premiums written:
U.S.	$378	$293	$450	29%	(35)%
Non-U.S.	160	218	119	(26)%	83%

Total	$538	$511	$569	5%	(10)%
Net premiums written:
U.S.	$370	$285	$431	30%	(34)%
Non-U.S.	134	194	83	(31)%	135%

Total	$504	$479	$514	5%	(7)%
Net premiums earned:
U.S.	$354	$391	$389	(9)%	0%
Non-U.S.	116	113	106	2%	8%

Total	$470	$504	$495	(7)%	2%

Global public finance GPW increased 5% in 2007 to $538 million from $511 million in 2006. This increase was due to a 29% increase in U.S. business written primarily in the transportation, higher education and military housing sectors, as well as three credits insured in Puerto Rico. Partially offsetting this increase was a 26% decrease in non-U.S. business written primarily due to the impact of a $55 million non-U.S. public finance upfront policy written in the second quarter of 2006 with no comparatively large upfront policy written in 2007. Non-U.S. business written in the second half of 2007 was adversely affected by growing concerns about the U.S. mortgage and housing markets. NPW increased 5% in 2007 to $504 million from $479 million in 2006 as a result of the increase in GPW. The global public finance cession rate for business written during 2007 and 2006 was 6%. Global public finance net premiums earned decreased 7% to $470 million in 2007 compared with $504 million in 2006. A 27% decrease in refunded premiums earned was partially offset by a 2% increase in scheduled premiums earned. Refunded premiums declined primarily due to an increase in interest rates on new tax exempt issuances in 2007 as compared to 2006.

In 2006, global public finance GPW decreased 10% to $511 million from $569 million in 2005. This decrease was due to a decline in U.S. business written resulting from lower debt issuance, weak market conditions and strong competition. Partially offsetting this decline was an increase in non-U.S. business written primarily resulting from transportation and utility transactions in the Latin American and Australian markets. NPW decreased 7% in 2006 compared with 2005 as a result of the decrease in GPW, partially offset by a lower cession rate. The global public finance cession rate for business written during 2006 was 6% compared with 10% during 2005. The decrease in the overall cession rate was due to a decline in both U.S. and non-U.S. business ceded. Global public finance net premiums earned increased 2% to $504 million from $495 million in 2005. An 11% increase in refunded premiums earned was offset by a 2% decline in scheduled premiums earned. Refunded premiums earned increased as a result of the continued low interest rate environment in the U.S. and several international transactions that had significant unearned premium at the time of their refunding. Scheduled premiums earned were adversely affected by high refunding levels in 2006 and prior years.

Global public finance net par insured rated A or above, before giving effect to the Company’s guarantee, represented 88% of global public finance business written by the Company during 2007, compared with 84% during 2006 and 91% during 2005. During 2006, a higher percentage of business was written in sectors that typically have a lower credit quality rating. At December 31, 2007, 84% of the outstanding global public finance net par insured was rated A or above before the Company’s guarantee, up from 82% at December 31, 2006.

While we fully expect to continue to insure transactions in the global public finance markets during 2008, we believe that global public finance business written by MBIA will be well below our 2007 levels. We also believe that the Company’s continued insurance activity in the first two months of 2008 validates the fundamental benefits that bond insurance provides to the municipal market despite the turbulence throughout the credit markets, the rating agencies’ recent rating actions and the publicity around these issues and around monoline financial guarantors in general.

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets are presented in the following table:

				Percent Change
Global Structured Finance In millions	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Gross premiums written:
U.S.	$303	$262	$270	16%	(3)%
Non-U.S.	157	148	179	6%	(17)%

Total	$460	$410	$449	12%	(9)%
Net premiums written:
U.S.	$264	$223	$233	18%	(4)%
Non-U.S.	124	113	132	10%	(15)%

Total	$388	$336	$365	15%	(8)%
Net premiums earned:
U.S.	$258	$226	$238	14%	(5)%
Non-U.S.	128	123	132	4%	(7)%

Total	$386	$349	$370	11%	(6)%

Global structured finance GPW increased 12% in 2007 to $460 million from $410 million in 2006 as a result of increases in both U.S. and non-U.S. business written. The increase in U.S. business written was primarily from CMBS pools, investment-grade corporate CDO, multi-sector CDO and direct RMBS transactions. The increase in non-U.S. business written was primarily from investment-grade CDO transactions. NPW in 2007 increased 15% to $388 million from $336 million in 2006 due to the increase in GPW and a lower cession rate. The global structured finance cession rate for business written during 2007 was 16% compared with 18% for 2006. Global structured finance net premiums earned of $386 million in 2007 were 11% higher than 2006. As structured finance policies are typically collected on an installment basis, the increase in net premiums earned was commensurate with the increase in U.S. and non-U.S. NPW in 2007.

Global structured finance GPW decreased 9% in 2006 to $410 million compared with $449 million 2005, resulting primarily from a decrease in non-U.S. business written. In 2006, the global structured finance sector was adversely affected by increased competition, tight credit spreads and greater investor demand for uninsured transactions. NPW in 2006 decreased 8% compared with 2005 due to the decrease in GPW. The global structured finance cession rate for business written during 2006 was 18% compared with 19% for 2005. Global structured finance net premiums earned in 2006 of $349 million were 6% below 2005. The decrease in net premiums earned resulted from the decline in business written in 2006 and prepayments and maturities of business written in prior years.

Global structured finance net par insured rated A or above, before giving effect to the Company’s guarantee, represented 78% of global structured finance business written by the Company during 2007, compared with 71% during 2006 and 69% during 2005. At December 31, 2007, 80% of the outstanding global structured finance net par insured was rated A or above before giving effect to the Company’s guarantee, up from 78% as of December 31, 2006.

On February 25, 2008, the Company announced that it has suspended the writing of all new structured finance business for approximately six months and has ceased insuring new credit derivative contracts except in transactions related to the reduction of existing derivative exposure. For the years ended December 31, 2007, 2006 and 2005, the Company’s net premiums written on insured credit derivative transactions were $117 million, $73 million and $74 million, respectively, and the Company’s net premiums earned on insured credit derivative transactions were $116 million, $80 million and $73 million, respectively. As a result, we expect that our structured finance business written during 2008 will be significantly less than 2007 levels.

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

INVESTMENT INCOME The Company’s insurance-related net investment income for the last three years and ending investment asset balances at amortized cost as of December 31, 2007 and 2006 are presented in the following tables:

				Percent Change
Net Investment Income In millions	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Investment income	493	499	468	(1)%	7%
VIE and other investment income (1)	80	82	25	(2)%	223%

Pre-tax investment income	$573	$581	$493	(1)%	18%
After-tax investment income	$449	$454	$392	(1)%	16%

(1)	—Includes investment income related to VIEs and Northwest Airlines’ EETCs and interest received on reimbursed expenses.

Investments at Amortized Cost (In millions)	December 31, 2007	Pre-tax yield (1)	December 31, 2006	Pre-tax yield (1)
Fixed-income securities:
Tax-exempt	$5,347	4.70%	$5,062	4.82%
Taxable	3,717	5.45%	4,038	5.49%
Short-term	1,354	4.79%	1,489	5.02%

Total fixed-income	$10,418	4.98%	$10,589	5.10%
Other	977		633

Ending asset balances at amortized cost	$11,395		$11,222

(1)	—Estimated yield-to-maturity.

The Company’s insurance-related pre-tax net investment income, excluding net realized gains and losses, decreased 1% in 2007 to $573 million from $581 million in 2006. After-tax net investment income also decreased 1% in 2007 as the proportion of taxable investments remained relatively consistent with 2006. The decline in pre-tax net investment income reflects a decrease in average invested assets in 2007 compared with 2006 as well as an $11 million decrease in investment income related to Northwest Airlines’ enhanced equipment trust certificates, which the Company received in connection with a remediation and subsequently sold in the second quarter of 2007. See the Risk Management section for additional information on the Northwest Airlines’ enhanced equipment trust certificates. However, pre-tax net investment income benefited from a $16 million increase in VIE interest income. VIE interest income is generated from interest bearing assets held by such entities and supports the payment of interest expense on debt issued by these entities.

Excluding interest income related to VIEs and the Northwest Airlines’ enhanced equipment trust certificates and interest received on reimbursed expenses, insurance-related net investment income decreased 1% on a pre-tax and after-tax basis in 2007 compared with 2006. These decreases were attributable to a decline in average invested assets as a result of dividends paid from MBIA Corp. to MBIA Inc. in December 2006 and April 2007 and claim payments made in the fourth quarter of 2006 to call two MBIA–insured transactions. Average investment yields decreased slightly in 2007 compared with 2006. Ending asset balances at amortized cost, excluding VIE and Northwest Airlines’ enhanced equipment trust certificates assets, were $10.1 billion and $9.6 billion at December 31, 2007 and 2006, respectively. Tax-exempt investments represented 58% and 55% of ending asset balances, excluding VIE and Northwest Airlines’ enhanced equipment trust certificates assets, at December 31, 2007 and 2006, respectively.

In 2006, the Company’s insurance-related net investment income, excluding net realized gains and losses, increased 18% to $581 million from $493 million in 2005. After-tax net investment income increased 16% in 2006 as the proportion of taxable investments remained relatively consistent with 2005. Growth in pre-tax investment income reflects an increase in consolidated VIE interest income of $34 million. Additionally, pre-tax investment income for 2006 included $17 million related to Northwest Airlines’ enhanced equipment trust certificates and $6 million related to non-recurring interest on reimbursed expenses received in connection with the remediation of a private label credit card securitization, with no comparable amounts recorded in 2005.

In 2006, excluding interest income related to VIEs and the Northwest Airlines’ enhanced equipment trust certificates and interest received on reimbursed expenses, insurance-related net investment income increased 7% on a pre-tax and after-tax basis compared with 2005. These increases were attributable to growth in average invested assets as a result of premium growth and slightly higher average investment yields. Growth in average invested assets was primarily due to the accumulation of premium receipts, partially offset by an increase in dividends paid by MBIA Corp. to MBIA Inc. during 2006 compared with 2005. Ending asset balances at

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

amortized cost, excluding VIE and Northwest Airlines’ enhanced equipment trust certificates assets, were $9.6 billion and $9.9 billion at December 31, 2006 and 2005, respectively. Tax-exempt investments represented 55% and 54% of ending asset balances, excluding VIE and Northwest Airlines’ enhanced equipment trust certificates assets, at December 31, 2006 and 2005, respectively.

FEES AND REIMBURSEMENTS The Company collects fees for services performed in connection with certain transactions. In addition, the Company may be entitled to reimbursement of third-party expenses that it incurs in connection with certain transactions. Depending upon the type of fee received and whether it is related to an insurance policy, the fee is either earned when it is received or deferred and earned over the life of the related transaction. Work, waiver and consent, termination, administrative and management fees are earned when the related services are completed and the fee is received. Structuring fees and commitment fees are earned on a straight-line basis over the life of the related insurance policy. Expense reimbursements are earned when received.

In 2007, fees and reimbursements decreased 38% from 2006 to $21 million, primarily resulting from a decrease in expense reimbursements associated with loss prevention efforts. In 2006, fees and reimbursements increased 19% from 2005 to $33 million, primarily resulting from an increase in expense reimbursements associated with two remediated transactions. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from year to year.

NET REALIZED GAINS AND LOSSES Net realized gains in our insurance operations were $56 million in 2007 compared with net realized gains of $6 million in 2006 and net realized losses of $3 million in 2005. Net realized gains and losses are largely due to sales of investment securities. Net realized gains in 2007 included $32 million of gains related to the disposition of Delta and Northwest Airlines’ enhanced equipment trust certificates the Company received from insurance remediations. Net realized gains in 2006 included an $11 million gain related to the sale of the Company’s investment in RAM Holdings, Inc., the holding company of RAM Reinsurance Company Ltd. and a $25 million impairment loss recorded on a salvage receivable. In 2005, net realized losses were primarily due to $19 million of impairment losses on receivables the Company recorded through salvage and subrogation rights. Partially offsetting the impairment losses were net gains from sales of investment securities.

NET GAINS AND LOSSES ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains and losses on financial instruments at fair value and foreign exchange in our insurance operations primarily represents changes in the market value of the Company’s insured structured credit derivative portfolio, its CPCT facility and changes in the U.S. dollar value of non-U.S. dollar assets and liabilities. Gains and losses on structured credit derivatives are largely driven by movements in credit spreads and collateral ratings.

Net losses on financial instruments at fair value and foreign exchange were $3.6 billion in 2007 and primarily consisted of mark-to-market net losses of $3.7 billion on insured structured credit derivative contracts resulting from the widening of underlying reference obligation credit spread levels and changes in credit quality ratings of the underlying reference obligations. Of the $3.7 billion in mark-to-market net losses on insured structured credit derivative contracts in 2007, $200 million represents estimated credit impairment related to three CDO-squared transactions for which the Company expects to incur actual claims in the future. In the absence of further credit impairment, the cumulative marks should reverse over the remaining life of the insured credit derivatives. These credit derivative contracts have similar terms and conditions to the Company’s non-derivative insurance contracts and are evaluated for impairment under the same monitoring process. Additionally, the Company is not required to post collateral to counterparties of these contracts, thereby avoiding liquidity risks typical of standard credit derivative contracts. Included in the mark-to-market net losses on insured credit derivative contracts are mark-to-market losses relating to exposure ceded to Channel Re, which resulted in an adjustment to the carrying value of MBIA’s equity ownership interest in Channel Re from $85.7 million at September 30, 2007 to zero under the equity method of accounting. While MBIA’s carrying value of its investment in Channel Re reflects losses ceded to Channel Re by MBIA, the benefit of these cessions are eliminated in our statements of operations up to the amount of our ownership resulting in higher net losses on our insured credit derivative contracts. See the “Reinsurance” section included herein for additional information on Channel Re.

Approximately two-thirds of the mark-to-market loss in 2007 on the insured credit derivatives portfolio resulted from wider spreads for commercial mortgage-backed securities and residential mortgage-backed securities collateral and the remaining one-third was primarily due to ratings downgrades of the collateral comprising insured credit derivatives for multi-sector CDO structures.

The following table estimates the attribution of the mark-to-market loss by sector:

	Attribute
Sector (in millions)	Spread Widening	Credit Migration	Collateral Erosion/ Other	Total
Multi-sector CDO	$(716.9)	$(1,038.4)	$(52.4)	$(1,807.7)
Commercial Real Estate/CMBS	(1,267.5)	5.9	(55.2)	(1,316.8)
Corporate/Other	(466.7)	(2.2)	(134.9)	(603.8)

Total	$(2,451.1)	$(1,034.7)	$(242.5)	$(3,728.3)

The Company continues to monitor current market conditions including market spreads, credit quality ratings and subordination levels. In January and February 2008, the Company has observed a further widening of market spreads and credit quality ratings downgrades of certain tranches within MBIA’s insured CDOs. As a result of the further market spread widening and the deterioration of asset credit quality ratings, the Company could suffer additional mark-to-market losses in the first quarter of 2008 and in subsequent quarters, although the ultimate amount of such losses will depend on future market developments. In some cases, the downgrade of tranches subordinate to the tranche that the Company insures could trigger the diversion of cash to the insured tranche thereby shortening the tenor of the Company’s insured tranche and substantially reducing the Company’s exposure to actual claims and losses and reducing the related mark-to-market loss. For further information on the fair value of derivative instruments, see the preceding “Critical Accounting Estimates” section.

In 2007, in addition to the aforementioned mark-to-market losses on insured structured credit derivative contracts, the Company recorded a $110 million mark-to-market gain on its CPCT facility. This soft capital facility constitutes a financial instrument which

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

is required to be recorded on the Company’s balance sheet at fair value. The gain was due to an increase in the differential between the Company’s credit default swap spreads and the yield applicable to the CPCT facility.

In 2006, the Company recorded net gains on financial instruments at fair value and foreign exchange of $1 million. The net gains in 2006 were largely due to foreign exchange gains related to the sale of foreign securities offset by derivative losses on deals that were terminated early. In 2005, the Company recorded net losses on financial instruments at fair value and foreign exchange of $4 million. The 2005 net losses primarily resulted from the reversal of gains recorded in prior years on credit derivatives as transactions approach their maturity and that terminated in 2005, net of foreign currency gains.

LOSSES AND LOSS ADJUSTMENT EXPENSES The following table presents the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves, as well as its loss provision and case basis activity, at December 31, 2007, 2006 and 2005.

				Percent Change
In millions	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Case-specific:
Gross	$911	$324	$513	182%	(37)%
Reinsurance recoverable on unpaid losses	82	47	59	75%	(20)%

Net case reserves	$829	$277	$454	200%	(39)%
Unallocated	435	213	209	104%	2%

Net loss and LAE reserves	$1,264	$490	$663	158%	(26)%

Losses and LAE	$900	$81	$84	1,013%	(4)%
Case basis activity	$678	$75	$189	804%	(60)%

The Company recorded $900 million in losses and LAE in 2007, an $819 million increase from 2006. In 2007, the Company recorded $86 million of losses and LAE based on the Company’s policy of applying a 12% loss factor to the insurance segment’s scheduled net premiums earned. In addition, in 2007 the Company recorded $814 million of losses and LAE representing $614 million of specific case basis reserves and $200 million of non-specific unallocated reserves related to MBIA’s prime, second-lien RMBS exposure. In 2006 and 2005, the Company recorded $81 million and $84 million in losses and LAE, respectively, based on the Company’s 12% loss factor reserving policy. At December 31, 2007, the Company had $435 million in unallocated loss reserves, which represent the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio and are available for future case-specific activity. See “Critical Accounting Estimates—Loss and Loss Adjustment Expenses” for a discussion of the Company’s loss reserving methodology.

Total case basis activity transferred from the Company’s unallocated loss reserve was $678 million in 2007, $75 million in 2006 and $189 million in 2005. During 2007, case basis activity primarily consisted of the aforementioned $614 million of case basis reserves related to the Company’s prime, second-lien RMBS exposure and loss reserves for insured obligations related to the Student Loan Finance Corporation (“SFC”) and a multi-sector CDO executed in the cash market, as well as insured obligations within the home equity loan (pre 2005 vintage) and manufactured housing sectors. Partially offsetting these loss reserves were reversals of previously established case basis reserves within the aircraft enhanced equipment trust certificates (“EETCs”) sector. During 2006, case basis activity primarily consisted of insured obligations within the CDO, equipment lease pools and home equity loan sectors, MBIA’s guaranteed tax lien portfolio and insured obligations issued by Allegheny Health, Education and Research Foundation (“AHERF”). Case basis activity related to AHERF was partially the result of a reduction in expected litigation recoveries from the AHERF bankruptcy estate. Partially offsetting this activity were reversals of previously established case basis reserves relating to the aircraft EETCs and manufactured housing sectors. During 2005, case basis activity primarily consisted of loss reserves for insured obligations within the EETCs, CDO and manufactured housing sectors and within MBIA’s guaranteed tax lien portfolios.

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

Under Eurotunnel’s safeguard plan, holders of Eurotunnel senior debt received cash in full for their claims and, accordingly, MBIA’s exposure to Eurotunnel senior debt was reduced to zero. Additionally, MBIA recovered claim payments it had made with respect to Eurotunnel senior debt. Under the safeguard plan, holders of Eurotunnel Tier 1A debt received cash in full for their claims and, on June 29, 2007, Fixed-Link Finance 2, B.V. (“FLF2”) used that cash to repay all of its outstanding notes and to reimburse MBIA for the 18 million British pound claim payment it made in the first quarter of 2007. MBIA’s exposure to Eurotunnel through FLF2 and to FLF2 debt was reduced to zero. Under the safeguard plan, holders of Eurotunnel Tiers 1 and 2 debt received cash in full for their claims and holders of Eurotunnel Tier 3 debt received approximately 62% of their claims in cash. Fixed-Link Finance, B.V. (“FLF1”) will use the cash received on account of its Tiers 1, 2 and 3 claims to make scheduled interest payments through February 1, 2009, at which time all available cash will be used to repay FLF1’s outstanding notes in order of priority. As a result of this development, S&P raised its ratings on the FLF1 Class A and B notes to AAA/Stable, noting that the recoveries of the Class A and B notes are wholly secured by cash. The Class A and B notes are pari passu with the Class G notes guaranteed by MBIA and recoveries of the Class G notes are also wholly secured by cash. Accordingly, although FLF1 no longer owns any Eurotunnel debt, MBIA remains exposed to FLF1 through February 1, 2009. At December 31, 2007, MBIA’s exposure to FLF1 debt on account of the Class G notes was approximately $759 million in net par outstanding. MBIA has not paid and does not expect to pay any claims with respect to its exposure to FLF1. The Company believes that it will not incur an ultimate loss on its Eurotunnel exposure and, therefore, has not established a case basis loss reserve for this credit.

MBIA insures mortgage-backed securities backed by subprime mortgages directly through residential mortgage-backed securities securitizations and indirectly through CDOs, in which MBIA guarantees the triple-A rated portion of such transactions. Over the last two quarters, there has been growing stress in the subprime mortgage market, particularly related to mortgage loans originated during 2005, 2006, and 2007. As of December 31, 2007, the Company had $4.3 billion of net par outstanding from direct exposure to the subprime mortgage sector. While transactions guaranteed by MBIA include collateral consisting of mortgages originated during 2005, 2006 and 2007, given the amount of subordination below MBIA’s insured portion of such transactions available to absorb any losses from collateral defaults, MBIA currently does not expect material ultimate losses on these transactions. As of December 31, 2007, there are no insured subprime mortgage transactions with 2005, 2006, and 2007 subprime mortgage collateral appearing on the Company’s Classified List or Caution Lists. An explanation of the Company’s “Classified List” and “Caution Lists” is provided below.

MBIA also insures mortgage-backed securities backed by prime and near prime mortgages, including revolving home equity loans and closed-end second mortgages. In the fourth quarter of 2007, the Company observed deterioration in the performance of several of its prime and near prime home equity transactions and established $614 million of case basis reserves for future payments. During the fourth quarter of 2007, the Company paid $44 million in claims, net of reinsurance, on seven credits in this sector. Additionally, in the fourth quarter of 2007, the Company established $200 million of non-specific unallocated loss reserves to reflect MBIA’s estimate of probable losses as a result of the adverse developments in the residential mortgage market related to prime, second-lien mortgage exposure, but which have not yet been specifically identified to individual policies. The Company expects that loss payments on its prime, second-lien mortgage exposure during 2008 will amount to a significant portion of its current reserves for such exposure.

MBIA continues to closely monitor the manufactured housing sector, which has experienced stress during the last several years. MBIA ceased writing business in this sector, other than through certain CDO transactions, in 2000. At December 31, 2007, the Company had $30 million in case basis reserves, net of reinsurance, covering net insured par outstanding of $119 million on three credits within the manufactured housing sector. The Company had additional manufactured housing exposure of $1.8 billion in net insured par outstanding as of December 31, 2007, of which approximately 23% has been placed on the Company’s “Caution List-Medium” and “Caution List-High.”

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

In the event MBIA determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that insured issue. As of December 31, 2007, MBIA had 47 open case basis issues on its “Classified List” that had $829 million in aggregate case reserves, net of reinsurance. The Company does not establish any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” until such issues are placed on the Company’s “Classified List.”

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is probable and estimable in the future. At December 31, 2007, case basis reserves consisted of the following:

Dollars in millions	Number of case basis issues	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	33	$641	$4,269
Issues without defaults	14	270	4,661

Total gross	47	$911	$8,930

Net of reinsurance:
Issues with defaults	33	$594	$3,957
Issues without defaults	14	235	4,330

Total net	47	$829	$8,287

When MBIA becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset. Such amounts are included in the Company’s balance sheet within “Other assets.” As of December 31, 2007 and 2006, the Company had salvage and subrogation assets of $108 million and $180 million, respectively. The decrease in salvage and subrogation assets principally resulted from collections of salvage amounts due to the

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Company. The amount the Company records as salvage and subrogation may be influenced by several factors during any period, such as the level of claim payments made for which the Company is entitled to reimbursements, amounts collected and impairment write-downs.

On April 18, 2007, the FASB issued an Exposure Draft (“ED”) entitled “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of SFAS 60, with a 60-day comment period. The comment period ended on June 18, 2007. On September 4, 2007, the FASB Board held a public roundtable meeting with respondents to the ED to discuss significant issues raised in the comment letters. Since the roundtable, the FASB Board re-deliberated on some of the issues raised. The ED clarifies how SFAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the methodologies to account for premium revenue and claim liabilities, as well as related disclosures. The proposals contained in the ED are not considered final accounting guidance until the FASB completes its due process procedures and issues a final statement, which could differ from the ED. Under the ED or the re-deliberated meetings, MBIA would be required to recognize premium revenue by applying a fixed percentage of premium to the amount of exposure outstanding at each reporting period (referred to as the level-yield approach). The proposed recognition approach for a claim liability would require MBIA to recognize a claim liability when there is an expectation that a claim loss will exceed the unearned premium revenue (liability) on a policy basis based on the present value of expected cash flows. Additionally, the ED would require MBIA to provide expanded disclosures relating to factors affecting the recognition and measurement of financial guarantee contracts.

MBIA is in the process of evaluating how the exposure draft will impact its financial statements. Until final guidance is issued by the FASB and is effective, MBIA will continue to apply its existing policies with respect to the establishment of both case basis and unallocated loss reserves and the recognition of premium revenue. A further description of the Company’s loss reserving and premium recognition policies are included in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

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

Due to certain continuing rights MBIA possesses with respect to the Certificates, MBIA recorded the Certificates and the related financing on its balance sheet under the requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Certificates were included within “Short-term investments” and the related financing was included within “Payable for investments purchased” on the Company’s consolidated balance sheets. During the second quarter of 2007, MBIA no longer possessed its continuing rights with respect to the Certificates and, therefore, removed the Certificates and related financing from its consolidated balance sheet as of June 30, 2007.

REINSURANCE Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models. As a result, a downgrade of one or more of MBIA’s key reinsurers could affect MBIA Corp.’s financial strength rating and ability to write new business. Over the past several years, most of MBIA’s reinsurers have been downgraded and others remain under review. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including rating downgrades of its reinsurers. Additionally, MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

As of December 31, 2007, the aggregate amount of insured par ceded by MBIA to reinsurers under reinsurance agreements was $79.7 billion. Additionally, the Company has other reimbursement agreements not accounted for as reinsurance, primarily with a reinsurer rated AA- by S&P and Aa3 by Moody’s, covering $4.1 billion of insured par. The following table presents the percentage of outstanding par ceded to and reinsurance recoverable from reinsurers by rating levels as of December 31, 2007:

Reinsurers	Standard & Poor’s Rating		Moody’s Rating	Percentage of Total Par Ceded	Reinsurance Recoverable (in thousands)
Channel Reinsurance Ltd.	AAA		Aaa	54.03%	$13,107
RAM Reinsurance Company, Ltd.	AAA		Aa3	14.09	15,020
Assured Guaranty Corp.	AAA		Aaa	10.12	12,077
Mitsui Sumitomo Insurance Company Ltd.	AA		Aa3	6.09	5,940
Ambac Assurance Corporation	AAA		Aaa	5.94	—
Swiss Reinsurance Company, Zurich, Switzerland	AA	-	Aa2	4.23	8,298
Radian Asset Assurance Inc.	AA		Aa3	1.14	8,134
Assured Guaranty Re Ltd.	AA		Aa2	1.06	—
XL Financial Assurance Ltd.	AAA		Aaa	0.59	—
Export Development Canada	AAA		Aaa	0.44	—
Other (1)	A+ or above		Aa3 or above	2.23	19,191
Not Currently Rated				0.04	274

Total				100.00%	$82,041

(1)	Several reinsurers within this category are not rated by Moody’s.

Channel Re is a reinsurer of MBIA. Additionally, MBIA owns a 17.4% equity interest in Channel Re. In June 2007, S&P revised its outlook on Channel Re from negative to stable. In February 2008, S&P placed Channel Re’s AAA rating on CreditWatch with negative implications. In February 2008, Moody’s downgraded Channel Re to Aa3 from Aaa, with negative outlook. For the year ended December 31, 2007, the Company expects that Channel Re will report negative shareholder’s equity on a GAAP basis as a result of fair valuing its insured credit derivatives. As a result, in the fourth quarter of 2007, the Company recorded an adjustment to the carrying value of its equity ownership interest in Channel Re from $85.7 million at September 30, 2007 to zero. As of December 31, 2007, the Company had $708.2 million of derivative assets related to credit derivatives ceded to Channel Re and a $13.1 million reinsurance recoverable from Channel Re. The Company has assessed Channel Re’s ability to pay these amounts to MBIA if they were to be settled and has concluded that Channel Re had sufficient liquidity supporting its business to settle such amounts, inclusive of approximately $495 million that Channel Re had on deposit in trust accounts as of December 31, 2007 for the benefit of MBIA. Although the trusts limit the potential for Channel Re to default on its obligations to MBIA, there can be no assurance that Channel Re will not default on its obligations to MBIA that exceed the amounts already established in the trust accounts. If, in the future, MBIA determines that Channel Re does not have sufficient liquidity to settle its obligations to MBIA, MBIA will record reserves against such amounts.

Several of the Company’s other financial guarantee reinsurers, including RAM Reinsurance Company, Ltd. (“RAM”), Ambac Assurance Corporation, XL Financial Assurance Ltd. and XL Capital Assurance Inc., have had their credit ratings either downgraded or put on negative watch by one or more of the major rating agencies between December 2007 and February 2008. RAM has deposited $104 million of assets in a trust for the benefit of MBIA as of December 31, 2007. Although there was no material impact on the Company for any of the rating agency actions through February 2008 relating to its reinsurers, a further downgrade of one or more of the Company’s reinsurers could increase the amount of capital required to maintain MBIA Corp.’s triple-A ratings and may require the establishment of reserves against any receivables due from the such reinsurers.

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

Annually, MBIA reviews its insurance-related expenses to determine if there have been any changes in its business or cost structure that would materially change the amount of costs accounted for as policy acquisition costs. If so, the Company conducts a policy acquisition cost study to determine the amount of insurance costs that relate to acquiring new non-derivative insurance policies and that are deferrable under GAAP. MBIA completed its latest study in July 2005 and expects to complete a study during 2008. If, as a

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

result of its study, MBIA determines that fewer costs are attributable to acquiring new insurance business, assuming a consistent gross expense level, operating expenses reported by the Company will increase.

MBIA will recognize a premium deficiency if the sum of the expected loss and LAE and unamortized policy acquisition costs exceed the related unearned premiums. If MBIA was to have a premium deficiency that is greater than unamortized acquisition costs, the unamortized acquisition costs would be reduced by a charge to expense and a liability would be established for any remaining deficiency. Although GAAP permits the inclusion of anticipated investment income when determining a premium deficiency, MBIA currently does not include this in making its determination.

The Company’s insurance expenses, as well as its expense ratio, are presented in the following table:

				Percent Change
In millions	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Gross expenses	$248	$268	$264	(8)%	2%

Amortization of deferred acquisition costs	$67	$66	$67	1%	(1)%
Operating expenses	133	156	141	(15)%	10%

Total insurance operating expenses	$200	$222	$208	(10)%	7%

Expense ratio	23.4%	26.0%	24.0%

Gross insurance expenses decreased 8% in 2007 compared with 2006 as a result of an increase in costs allocated to our investment management services and corporate operations and a decrease in loss prevention efforts. In 2006, gross insurance expenses increased 2% compared with 2005 primarily as a result of an increase in compensation costs. In 2007, the amortization of deferred acquisition costs increased 1% compared with 2006, in line with the increase in insurance premiums earned. At December 31, 2007, 2006 and 2005 there was an increase in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. The increasing ratio reflects higher costs associated with acquiring new policies relative to a smaller growth in deferred and future installment premiums.

Operating expenses decreased 15% to $133 million in 2007 from $156 million in 2006. The decrease in operating expenses in 2007 compared with 2006 was due to the aforementioned increase in costs allocated to our investment management services and corporate operations and a decrease in loss prevention efforts. For 2006, operating expenses increased 10% to $156 million from $141 million in 2005. The increase in operating expenses in 2006 compared with 2005 was due to an increase in compensation costs primarily related to the acceleration of expenses associated with certain existing long-term incentive compensation awards and the adoption of new employee retirement benefits. Additionally, operating expenses increased as a result of the decrease in the rate at which costs are deferred as policy acquisition costs, which was effective in the third quarter of 2005.

Financial guarantee insurance companies use the expense ratio (expenses divided by net premiums earned) as a measure of expense management. The decrease in the expense ratios presented in the preceding table are principally due to a lower level of operating expenses in 2007 and higher levels of operating expenses during 2006 and 2005.

INTEREST EXPENSE Interest expense from MBIA’s insurance operations, which primarily consists of interest related to debt issued by consolidated VIEs, the financing of the Northwest Airlines Pass Through Trust 2000-1G certificates and agreements accounted for as deposits, increased to $82 million in 2007 from $76 million in 2006. The increase primarily related to a $16 million increase in interest expense associated with consolidated VIEs, offset by an $8 million decrease in interest related to the Northwest Airlines Pass Through Trust 2000-1G certificates. For 2006, interest expense increased 193% compared with 2005 due to additional VIEs being consolidated by the Company during 2005 and the financing of the Northwest Airlines Pass Through Trust 2000-1G certificates in 2006. Interest expense related to consolidated VIEs was $74 million, $58 million and $25 million in 2007, 2006 and 2005, respectively.

VARIABLE INTEREST ENTITIES The Company provides credit enhancement services to global finance clients through third-party special purpose vehicles (“SPVs”). Third-party SPVs are used in a variety of structures guaranteed by MBIA. The Company has determined that such SPVs fall within the definition of a VIE under FIN 46(R). Under the provisions of FIN 46(R), MBIA must determine whether it has a variable interest in a VIE and if so, whether that variable interest would cause MBIA to be the primary

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

beneficiary. The Company would be required to consolidate VIEs if it was determined to be the primary beneficiary of the VIEs. The primary beneficiary is the entity that will absorb the majority of the expected losses, receive the majority of the expected residual returns, or both, of a VIE. The Company conducts consolidation analyses under the provisions of FIN 46(R) upon the inception of its guarantees to the third-party SPVs and upon the occurrence of certain reconsideration events.

The Company consolidates certain third-party VIEs as a result of financial guarantees provided by the insurance operations. Third-party VIEs’ assets and liabilities are primarily reported in “Investments held-to-maturity” and “Variable interest entity floating rate notes,” respectively, on the face of the Company’s balance sheet. The assets and liabilities of these VIEs each totaled $1.4 billion at December 31, 2007 and $1.5 billion at December 31, 2006. Revenues and expenses related to third-party VIEs are primarily recorded in “Net investment income” and “Interest expense”, respectively, on the Company’s statements of operations and substantially net to zero. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies. Additionally, consolidation of the insured VIEs does not affect the capital ratios, debt covenants, dividends or credit ratings of the Company.

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

COLLATERALIZED DEBT OBLIGATIONS AND RELATED INSTRUMENTS As part of its insurance operations, the Company provides guarantees on CDO tranches, as well as protection on structured CMBS and corporate credit pools.

The Company’s $130.6 billion CDO portfolio comprised 19.2% of the Company’s total insured net par of $678.7 billion as of December 31, 2007. The Company’s aggregate CDO book is diversified by vintage and collateral type. Ninety percent of this exposure, or $117.3 billion, was insured via credit default swaps. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

Collateral Type ($ in billions)	Net Par	Percent
Multi-Sector CDOs	$30.1	23%
Investment Grade CDOs and Structured Corporate Credit Pools	43.2	33%
High Yield Corporate CDOs	13.9	11%
Structured Commercial Mortgage Backed Securities (CMBS) Pools and Commercial Real Estate (CRE) CDOs	43.2	33%
Emerging Market CDOs	0.2	0%

Total	$130.6	100%

Multi-sector CDOs

Multi-Sector CDOs are transactions that include a variety of structured finance asset classes in their collateral pools. As of December 31, 2007, $30.1 billion, or approximately 4%, of the Company’s total insured net par outstanding of $678.7 billion and 23% of the Company’s $130.6 billion CDO portfolio insured net par outstanding, was comprised of Multi-Sector CDOs. The collateral in the Company’s Multi-Sector CDOs includes ABS (e.g. securitizations of auto receivables, credit cards, etc.), CMBS, CDOs and various types of RMBS including prime and subprime RMBS.

Within the multi-sector CDOs, the next four tables will show further breakdowns of the collateral composition and ratings of sub-prime RMBS collateral, non-sub-prime RMBS collateral, and CDOs of ABS collateral by vintage year. CDOs of ABS may contain exposure to various types of collateral, including RMBS.

For the Multi-Sector CDO portfolio, the collateral composition is presented in the following table. The collateral level detail for each year insured was calculated using a weighted average of the net par written for deals closed during that particular year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as overcollateralization and subordination) and reinsurance.

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

($ in millions)			Collateral as % of Pool
Year Insured(1)	Net Par		Other RMBS	Subprime RMBS	ABS	CMBS	Corp	CLO	CDO of ABS	Other CDO	Cash	Total	Current Subordination Range Below MBIA(2)
CDOs of High-Grade U.S. ABS
2004	$1,309		28%	31%	11%	3%	0%	7%	14%	3%	3%	100%	12.6 –13.1%
2005	600		44%	33%	1%	1%	0%	3%	8%	8%	2%	100%	20.1%
2006	3,273		48%	31%	1%	5%	0%	0%	13%	1%	1%	100%	8.8 –14.1%
2007	10,919		31%	37%	0%	5%	0%	3%	21%	3%	0%	100%	8.4 – 57.1%

Subtotal	16,101

CDOs of Mezzanine U.S. ABS
2000	40		15%	2%	22%	60%	0%	0%	0%	0%	1%	100%	20.7%
2002	941		30%	10%	22%	16%	6%	6%	7%	1%	2%	100%	9.7 – 79.0%
2003	930		36%	25%	16%	16%	0%	5%	0%	1%	1%	100%	21.7 – 46.5%
2004	587		41%	36%	5%	10%	0%	3%	3%	1%	1%	100%	26.9 – 39.4%
2007	468		48%	43%	0%	3%	0%	0%	5%	1%	0%	100%	32.6%

Subtotal	2,966

CDOs of Multi-Sector High Grade Collateral (CDOs of CDOs)
2001	244		0%	0%	0%	0%	0%	68%	0%	32%	0%	100%	16.1%
2003	53		0%	0%	0%	0%	0%	75%	0%	25%	0%	100%	57.9%
2004	1,637		0%	0%	0%	0%	0%	68%	19%	13%	0%	100%	10.0 – 15.4%
2005	1,430		0%	19%	0%	0%	0%	66%	15%	0%	0%	100%	10.0%
2006	2,151	(3)	1%	21%	2%	0%	0%	40%	29%	7%	0%	100%	10.3 – 13.0%
2007	3,150	(3)	3%	5%	0%	0%	0%	67%	15%	10%	0%	100%	13.0 – 15.0%

Subtotal	8,665

Total	27,732
	756		Multi-Sector CDOs European Mezzanine & Other Collateral (3 CDOs) (4)
	1,570		Multi-Sector CDOs insured in the Secondary Market prior to 2004 (35 CDOs) (4)

Grand Total	$30,058

(1)	Years in which no exposure was insured were omitted.

(2)	The range represents the minimum and maximum subordination for deals written in that year.

(3)	The Company recognized $200 million of total credit impairment on 3 deals insured during 2006 and 2007, with a total net par of $3.1 billion.

(4)

The table does not provide collateral level detail on 38 CDOs totaling $2.3 billion of net par. Three deals, with $756 million of net par, contain European Mezzanine ABS assets and other collateral, and were closed in 2005 and 2006. In addition, 35 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.57 billion of net par and all were insured prior to 2005. In addition, all 35 deals were rated triple-A at the time MBIA wrote insurance on them.

The Multi-Sector CDO portfolio is comprised of transactions that rely on underlying collateral rated single-A or above (CDOs of High Grade U.S. ABS) and transactions that rely on collateral primarily rated triple-B (CDOs of Mezzanine U.S. ABS). The Multi-Sector CDO portfolio is also comprised of CDOs of Multi-Sector High-Grade collateral, which are diversified transactions generally anchored by high grade tranches of CLOs and contain other collateral including highly rated tranches of CDOs of ABS.

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

In the Company’s insured Multi-Sector CDO transactions, the Company benefits from two sources of subordination. For cash flow transactions where the Company has guaranteed timely interest and ultimate principal at maturity or ultimate principal at maturity only, the securities underlying the Company’s wrapped tranches are primarily high grade interests in securitizations with subordination that must be fully eroded before the Company’s subordination in the reference CDO is impacted. For asset coverage with deductible guarantees, the CDO level of subordination, or deductible, must be fully depleted by individual credit events before the Company would be exposed to a claim. The amounts of subordination available to the Company for its Multi-Sector CDO transactions are presented as a percentage range of net par in the table above.

Of the Company’s $30.1 billion net par Multi-Sector CDO portfolio at December 31, 2007, the underlying credit ratings of the collateral that support the Subprime RMBS, Non-subprime RMBS, and CDOs of Multi-Sector High Grade exposures along with vintage are presented in the following tables. The collateral level detail for each year insured was calculated using a weighted average of the net par written for deals closed during that particular year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as overcollateralization and subordination) and reinsurance.

($ in millions)			Breakdown of Sub-prime RMBS Collateral - (Using Ratings As of February 1, 2008)
Year Insured(1)	Net Par		% Collateral that is Sub-prime	AAA	AA	A	BBB	Below IG (2)
CDOs of High-Grade U.S ABS
2004	$1,309		31%	23%	49%	23%	3%	2%
2005	600		33%	10%	47%	42%	1%	0%
2006	3,273		31%	13%	42%	23%	3%	19%
2007	10,919		37%	11%	37%	8%	3%	41%

Sub-total	16,101

CDOs of Mezzanine U.S. ABS
2000	40		2%	0%	0%	100%	0%	0%
2002	941		10%	1%	7%	21%	33%	38%
2003	930		25%	5%	6%	17%	29%	43%
2004	587		36%	6%	9%	13%	39%	33%
2007	468		43%	0%	0%	0%	13%	87%

Sub-total	2,966

CDOs of Multi-Sector High Grade Collateral (CDOs of CDOs)
2001	244		0%	0%	0%	0%	0%	0%
2003	53		0%	0%	0%	0%	0%	0%
2004	1,637		0%	0%	0%	0%	0%	0%
2005	1,430		19%	7%	43%	32%	2%	16%
2006	2,151	(3)	21%	40%	45%	1%	1%	13%
2007	3,150	(3)	5%	0%	49%	10%	0%	41%

Sub-total	8,665

Total	27,732
	756		Multi-Sector CDOs European Mezzanine & Other Collateral (3CDOs) (4)
	1,570		Multi-Sector CDOs insured in the Secondary Market prior to 2004 (35CDOs) (4)

Grand Total	$30,058

All figures represent MBIA’s insured net par outstanding as of December 31, 2007. Data was gathered from several third party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of February 1, 2008.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of BBB- or below.

(3)	The Company recognized $200 million of total credit impairment on 3 deals insured during 2006 and 2007, with a total net par of $3.1 billion.

(4)

The table does not provide collateral level detail on 38 CDOs totaling $2.3 billion of net par. Three deals, with $756 million of net par, contain European Mezzanine ABS assets and other collateral, and were closed in 2005 and 2006. In addition, 35 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.57 billion of net par and all were insured prior to 2005. In addition, all 35 deals were rated triple-A at the time MBIA wrote insurance on them.

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

($ in millions)			Breakdown of Non sub-prime RMBS Collateral - (Using Ratings As of February 1, 2008)
Year Insured(1)	Net Par		% Collateral that is Non sub-prime	AAA	AA	A	BBB	Below IG (2)
CDOs of High-Grade U.S ABS
2004	$1,309		28%	38%	39%	18%	1%	4%
2005	600		44%	29%	30%	41%	0%	0%
2006	3,273		48%	34%	36%	14%	5%	11%
2007	10,919		31%	32%	28%	11%	4%	25%

Sub-total	16,101

CDOs of Mezzanine U.S. ABS
2000	40		15%	3%	30%	10%	28%	29%
2002	941		30%	6%	9%	12%	38%	35%
2003	930		36%	13%	6%	17%	33%	31%
2004	587		41%	10%	23%	21%	24%	22%
2007	468		49%	0%	0%	0%	31%	69%

Sub-total	2,966

CDOs of Multi-Sector High Grade Collateral (CDO of CDO)
2001	244		0%	0%	0%	0%	0%	0%
2003	53		0%	0%	0%	0%	0%	0%
2004	1,637		0%	0%	0%	0%	0%	0%
2005	1,430		0%	0%	0%	0%	0%	0%
2006	2,151	(3)	1%	1%	47%	10%	2%	40%
2007	3,150	(3)	3%	5%	77%	10%	0%	8%

Sub-total	8,665

Total	27,732
	756		Multi-Sector CDOs European Mezzanine & Other Collateral (3CDOs) (4)
	1,570		Multi-Sector CDOs insured in the Secondary Market prior to 2004 (35CDOs) (4)

Grand Total	$30,058

All figures represent MBIA’s insured net par outstanding as of December 31, 2007. Data was gathered from several third party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of February 1, 2008.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of BBB- or below.

(3)	The Company recognized $200 million of total credit impairment on 3 deals insured during 2006 and 2007, with a total net par of $3.1 billion.

(4)

The table does not provide collateral level detail on 38 CDOs totaling $2.3 billion of net par. Three deals, with $756 million of net par, contain European Mezzanine ABS assets and other collateral, and were closed in 2005 and 2006. In addition, 35 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.57 billion of net par and all were insured prior to 2005. In addition, all 35 deals were rated triple-A at the time MBIA wrote insurance on them.

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

($ in millions)			Breakdown of CDOs of ABS Collateral -(Using Ratings As of February 1, 2008)
Year Insured(1)	Net Par		% Collateral that is CDO of ABS	AAA	AA	A	BBB	Below IG (2)
CDOs of High-Grade U.S ABS
2004	$1,309		14%	48%	31%	8%	1%	12%
2005	600		8%	11%	67%	22%	0%	0%
2006	3,273		13%	9%	46%	14%	15%	16%
2007	10,919		21%	14%	19%	15%	17%	35%

Sub-total	16,101

CDOs of Mezzanine U.S. ABS
2000	40		0%	0%	0%	0%	0%	0%
2002	941		7%	1%	1%	5%	37%	56%
2003	930		0%	0%	30%	70%	0%	0%
2004	587		3%	28%	10%	17%	38%	7%
2007	468		5%	12%	0%	0%	9%	79%

Sub-total	2,966

CDOs of Multi-Sector High Grade Collateral (CDOs of CDOs)
2001	244		0%	0%	0%	0%	0%	0%
2003	53		0%	0%	0%	0%	0%	0%
2004	1,637		18%	92%	8%	0%	0%	0%
2005	1,430		15%	70%	20%	6%	0%	4%
2006	2,151	(3)	29%	29%	29%	8%	7%	27%
2007	3,150	(3)	15%	55%	10%	0%	7%	28%

Sub-total	8,665

	756		Multi-Sector CDOs European Mezzanine & Other Collateral (3CDOs) (4)
	1,570		Multi-Sector CDOs insured in the Secondary Market prior to 2004 (35CDOs) (4)
Grand Total	$30,058

All figures represent MBIA’s insured net par outstanding as of December 31, 2007. Data was gathered from several third party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of February 1, 2008.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of BBB- or below.

(3)	The Company recognized $200 million of total credit impairment on 3 deals insured during 2006 and 2007, with a total net par of $3.1 billion.

(4)

The table does not provide collateral level detail on 38 CDOs totaling $2.3 billion of net par. Three deals, with $756 million of net par, contain European Mezzanine ABS assets and other collateral, and were closed in 2005 and 2006. In addition, 35 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.57 billion of net par and all were insured prior to 2005. In addition, all 35 deals were rated triple-A at the time MBIA wrote insurance on them.

During the latter half of 2007, the Multi-Sector portfolio experienced stress related to the U.S. subprime mortgage crisis. During the fourth quarter of 2007, the Company downgraded its internal ratings of twelve insured tranches of Multi-sector CDOs (totaling net par exposure of $11.8 billion).

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

As of December 31, 2007, the majority of the Investment Grade Corporate CDO exposure had triple-A rated subordination below MBIA’s exposure and the Company had not experienced any material credit deterioration to this book. These transactions are typically structured to benefit from credit enhancement sized to a triple-A (or a multiple of triple-A) level of credit protection before consideration is given to the guarantee by the Company. The Company’s net exposure to Investment Grade Corporate CDOs represents 33% of the Company’s CDO exposure and approximately 6% of the Company’s total net insured portfolio. The Company’s Investment Grade Corporate CDO exposure references pools of predominantly investment grade corporate credits (approximately 96% of gross par); some of these pools may also include limited exposure to other asset classes, including structured finance securities (including RMBS and CDO collateral). Most Investment Grade Corporate CDOs are structured for asset coverage with a deductible.

High Yield Corporate CDOs

The High Yield Corporate CDO portfolio is largely comprised of middle market/special opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). The Company did not experience any material credit deterioration to this book in 2007.

Structured CMBS Pools and CRE CDOs

The Structured CMBS Pools and CRE CDO portfolio is a diversified global portfolio of high quality and highly-rated structured transactions primarily supported by collateral from the commercial real estate sector. The Company did not experience any material credit deterioration to this book in 2007. This portfolio can be sub-divided into two distinct pools: Structured CMBS pools and CRE CDOs.

The Company’s exposure to Structured CMBS Pools comprised about 4.8% of the Company’s total insured net par as of December 31, 2007. These transactions are pools of CMBS that are structured with a first loss deductible sized to a Triple-A (or a multiple of Triple-A) level of credit protection before consideration is given to the wrap provided by the Company. The credit protection sizing is a function of the underlying collateral ratings and the structural attributes. Most Structured CMBS Pools are structured for asset coverage with a deductible. The CMBS securities in the pool are either cash assets or (more typically) securities referenced synthetically. Each pool consists of CMBS securities drawn from a range of different CMBS securitizations, which in turn are backed by a diverse pool of loans secured by commercial real estate properties. The Company’s Structured CMBS Pools are static, meaning that the pool cannot be changed through its life.

The Company’s CRE CDO exposure comprised about 1.6% of the Company’s total insured net par as of December 31, 2007. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt and other securities (including, in some instances, buckets for RMBS and CDOs) that allow for reinvestment during a defined time period. The structures benefit from typical CDO structural protections such as cash diversion triggers, collateral quality tests and manager replacement provisions. Furthermore, MBIA’s claims paying obligations are for current interest & ultimate principal. As with the Company’s other CDOs, these transactions generally are structured with Triple-A, or a multiple of Triple-A credit support protection before the Company’s guarantee.

Investment Management Services Operations

The Company’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to funding assets for third-party clients and for investment purposes. The investment management services operations consist of three operating segments: asset/liability products, which include investment agreements and medium-term notes (“MTNs”) not related to the conduit segment; advisory services, which consist of third-party and related-party fee-based asset management; and conduits. The following table summarizes the consolidated investment management services’ results and assets under management over the last three years. The results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

				Percent Change
In millions	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Net investment income	$1,582	$1,168	$834	36%	40%
Fees and reimbursements	48	44	43	8%	2%
Net realized gains	1	6	1	(89)%	338%
Net gains on financial instruments at fair value and foreign exchange	199	13	43	1,416%	(69)%

Total revenues	1,830	1,231	921	49%	34%

Interest expense	1,415	1,025	705	38%	45%
Operating expenses	105	86	86	23%	0%

Total expenses	1,520	1,111	791	37%	40%

Pre-tax income	$310	$120	$130	158%	(8)%

Ending assets under management	$63,280	$63,527	$48,745	(0)%	30%

In 2007, investment management services’ revenues of $1.8 billion increased 49% over 2006. Excluding net realized gains from investment securities and net gains on financial instruments at fair value and foreign exchange, revenues of $1.6 billion increased 35% over 2006. The increase in revenues was attributable to growth in the Company’s asset/liability products segment, primarily due to investment agreement and medium-term note issuance, and the advisory services segment. Advisory services’ revenues were favorable compared to 2006 as a result of growth in managed assets, particularly in municipal investment pool balances where assets under

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

management increased by $0.7 billion due to new clients, and growth in Customized Asset Management. Total investment management services’ expenses in 2007 were $1.5 billion, up 37% compared with 2006. This increase was primarily driven by higher interest expense from the growth in asset/liability products segment activity, which is consistent with the growth in revenues.

In 2006, investment management services’ revenues of $1.2 billion increased 34% over 2005. Excluding net realized gains from investment securities and net gains on financial instruments at fair value and foreign exchange, revenues of $1.2 billion increased 38% over 2005. The increase in revenues was primarily attributable to growth in the Company’s asset/liability products segment and advisory services segment. Advisory services’ revenues were favorable compared to 2005 as a result of growth in managed assets, particularly in municipal investment pools which benefited from investor focus on higher overnight rates and the flat yield curve environment. Total investment management services’ expenses in 2006 were $1.1 billion, up 40% compared with 2005. This increase was primarily driven by higher interest expense from the growth in asset/liability products segment activity and higher yielding conduit segment liabilities, both of which were consistent with the growth in revenues.

Net realized gains from investment securities in the investment management services operations were $1 million in 2007 compared with net realized gains of $6 million in 2006 and net realized gains of $1 million in 2005. Net realized gains in the investment management services operations are generated from the ongoing management of its investment portfolios. In addition, in 2007, the Company recorded a $6.2 million write-down of its investment in Hudson-Thames Capital Limited (“Hudson-Thames”), a structured investment vehicle (“SIV”) managed by our advisory services segment and a total $20 million write-down of investments in two structured finance assets, one of which is a SIV managed by a third party and the other is an uninsured CDO.

Net gains on financial instruments at fair value and foreign exchange from the investment management services operations in 2007 were $199 million compared with net gains of $13 million and net gains of $43 million in 2006 and 2005, respectively. The net gains in 2007 were primarily generated from gains on total return swaps used to hedge certain bond positions, for which the Company did not receive hedge accounting treatment under SFAS 133, partially offset by unfavorable foreign exchange on the re-measurement of Euro denominated liabilities against British pound sterling and losses on certain hybrid financial instruments. The net gains in 2006 were primarily generated from gains on foreign exchange partially offset by losses on derivative instruments. The net gains on financial instruments at fair value and foreign exchange in 2005 were primarily the result of an increase in U.S. dollar interest rates resulting in higher market values on pay fixed/receive floating U.S. dollar interest rate swaps associated with the asset/liability products and conduit segments.

As of December 31, 2007, ending assets under management were $63.3 billion, slightly lower compared with the 2006 year-end level. Conduit ending assets included in assets under management at December 31, 2007 totaled $4.2 billion compared with $4.1 billion at December 31, 2006. Average assets under management increased 18% to $66.0 billion in 2007 from $56.0 billion in 2006. As of December 31, 2006, ending assets under management were $63.5 billion, 30% above the 2005 year-end level. Average assets under management in 2006 increased 14% to $56.0 billion from $49.2 billion in 2005.

The following provides a summary of each of the investment management services’ businesses by segment. See “Note 14: Business Segments” in the Notes to Consolidated Financial Statements for a tabular presentation of the results of the investment management services’ segments.

Asset/liability products’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, totaled $84.1 million in 2007, up 23% over 2006. At December 31, 2007, principal and accrued interest outstanding on investment agreement and medium-term note obligations and securities sold under agreements to repurchase totaled $26.7 billion compared with $20.3 billion at December 31, 2006. Assets supporting these agreements had market values plus accrued interest of $25.9 billion and $20.7 billion at December 31, 2007 and December 31, 2006, respectively. These assets comprise high quality securities with an average credit quality rating of double-A. In 2006, asset/liability products’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, totaled $68.5 million, up 21% over 2005.

Advisory services’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, totaled $17.9 million in 2007, down 19% from 2006. Third-party ending assets under management were $22.1 billion and $28.5 billion at December 31, 2007 and December 31, 2006, respectively. The market values of assets related to the Company’s insurance and corporate investment portfolios managed by the investment management services operations at December 31, 2007 were $10.7 billion, slightly up from the balance at December 31, 2006 of $10.5 billion. In 2006, advisory services’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, totaled $22.1 million, up 13% over 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Conduit program pre-tax income, excluding gains and losses on financial instruments at fair value and foreign exchange, totaled $8.8 million in 2007 compared with $11.5 million in 2006 and $10.7 million in 2005. Certain of MBIA’s consolidated subsidiaries have invested in MBIA’s conduit debt obligations or have received compensation for services provided to MBIA’s conduits. As such, MBIA has eliminated intercompany transactions with its conduits from its consolidated balance sheet and income statement. After the elimination of such intercompany assets and liabilities, conduit investments totaled $4.3 billion and conduit debt obligations totaled $4.3 billion at December 31, 2007. The effect of the elimination on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments, representing investments in conduit medium-term notes by other MBIA subsidiaries, with a corresponding reduction of conduit medium-term notes.

Through the advisory services segment, MBIA Asset Management was the investment manager of the SIV named Hudson-Thames, acting under an investment management agreement and at the direction of an independent board of directors. Launched at the end of 2006, Hudson-Thames had $2 billion of assets at its peak. As of December 31, 2006, MBIA invested $8.7 million in the capital notes of Hudson-Thames, which it subsequently increased to $15.8 million by the third quarter of 2007. During the summer of 2007, adverse conditions in the structured finance and SIV markets inhibited Hudson-Thames from issuing new senior notes (primarily commercial paper) to repay maturing notes. During the fourth quarter of 2007, at the direction of the Hudson-Thames board of directors, all of the remaining assets of Hudson-Thames were sold, all of its senior liabilities were fully paid, and in December 2007, Hudson-Thames ceased operations. Overall results for 2007 reflect the impairment of MBIA’s capital notes and unreimbursed expenses, which combined totaled $8.2 million, of which $3.7 million was recorded in the fourth quarter 2007.

NON-CONSOLIDATED STRUCTURED INVESTMENT VEHICLES, CONDUITS AND COLLATERALIZED DEBT OBLIGATIONS The Company provides structured funding to global finance clients through the use of certain MBIA-administered, bankruptcy-remote special purpose vehicles. The Company has determined that such SPVs fall within the definition of a VIE under FIN 46(R).

During 2006, the Company structured two non-consolidated investment programs, Hudson-Thames, a SIV, and East-Fleet Finance Limited (“East-Fleet”), a funding conduit. For both of these entities, a subsidiary of MBIA Asset Management provided fee-based asset management and administrative services, acting under approved management agreements and at the direction of independent boards of directors of the entities. The obligations issued by Hudson-Thames and East-Fleet are not guaranteed by the Company, and the Company has no liquidity obligations to Hudson-Thames or East-Fleet. A subsidiary of MBIA Asset Management is also the program manager for several CDOs and provides fee-based asset management and administrative services, acting under approved management agreements. The Company had no investment in these CDOs as of December 31, 2007. The obligations issued by these CDOs are not guaranteed by the Company, and the Company has no liquidity or other obligations related to these programs.

The objective of Hudson-Thames was to issue senior notes (commercial paper and medium-term notes) and invest the proceeds in high quality eligible assets to earn a net interest margin. Junior notes, which served as capital in the structure, were also issued to investors who would earn the excess interest spread after paying the interest expense on senior notes and program expenses. The program operated under strict asset/liability management guidelines and was permitted (and expected) to purchase assets with longer maturities than those of the liabilities issued, and to operate over time by funding maturing senior notes partially with maturing assets and partially by issuing new senior notes.

Beginning in August 2007, adverse conditions in the asset-backed commercial paper markets, in particular the SIV market, prevented Hudson-Thames from issuing new senior notes to repay maturing notes. At the direction of Hudson-Thames’ board of directors, all of the remaining assets of Hudson-Thames were sold and in December 2007 Hudson-Thames ceased operations.

At inception and throughout the course of Hudson-Thames’ operations, the Company conducted consolidation analyses under the provisions of FIN 46(R) upon the occurrence of certain reconsideration events. Reconsideration was triggered by a change in the make-up of the capital structure of Hudson-Thames following a new investment or redemption of junior notes. The Company utilized a stochastic Monte Carlo model to project potential favorable and unfavorable outcomes related to asset credit risk, interest rate risk and expenses. The Company’s share of variability absorbed was measured based on the modeled outcomes for its investments in the notes of Hudson-Thames and the management fees it would receive under each scenario. At no time did modeled results indicate that the Company would absorb the majority of the variability and, therefore, the Company concluded that while Hudson-Thames met the definition of a VIE, MBIA was not the primary beneficiary and need not consolidate Hudson-Thames. Had the Company concluded that consolidation was warranted, there would have been no impact to its December 31, 2007 balance sheet given that the program had ceased operations. The impact based on the maximum size that the program achieved would have been an increase to the Company’s assets of approximately $2 billion, or 4%, and a corresponding increase in liabilities and shareholders’ equity. These increases would not have been expected to result in any impact on the Company’s debt covenants, capital ratios or credit ratings.

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The objective of East-Fleet was to issue senior commercial paper and invest in term-matched repurchase agreements guaranteed by major banks and brokers-dealers rated “A-1/P-1” or better by S&P and Moody’s, respectively, who use the repurchase agreement market to finance assets. As of December 31, 2007, East-Fleet commercial paper outstanding totaled $1.2 billion, a decrease of $6.4 billion from December 31, 2006. Adverse conditions in the structured finance and asset-backed commercial paper markets beginning in the third quarter of 2007 reduced demand by clients for financing and increased the cost of East-Fleet commercial paper funding, together causing the outstanding balance of commercial paper to decline. However, the entity continued to operate normally throughout 2007. Due to the cash matched funding of assets and liabilities, East-Fleet is not exposed to liquidity risk and is not required to liquidate assets in the market in order to pay off senior notes.

At the inception of East-Fleet’s operations, the Company conducted consolidation analyses under the provisions of FIN 46(R). The Company has no investment in either the senior or junior notes of East-Fleet. Therefore, the Company’s share of variable interest outcomes was measured solely based on the program management fees its asset management subsidiary earns. The Company utilized a stochastic Monte Carlo model to project potential favorable and unfavorable outcomes related to asset credit risk, interest rate risk and expenses. The Company’s share of variability absorbed was measured based on the management fees it would receive under each scenario. Modeled results indicated that the manager would not absorb the majority of the variability and, therefore, the Company concluded that while East-Fleet met the definition of a VIE, MBIA was not the primary beneficiary and need not consolidate East-Fleet. The Company’s variable interest is limited to the management fee and the Company believes that there are no possible scenarios under which it would consolidate the VIE. Had the Company concluded that consolidation was warranted, the impact to its December 31, 2007 balance sheet would have been an increase in the Company’s assets of $1.2 billion, or 3%, and a corresponding increase in liabilities and shareholders’ equity. These increases would not have been expected to result in any impact on the Company’s debt covenants, capital ratios or credit ratings.

A subsidiary of MBIA Asset Management is the program manager for three CDOs totaling $0.7 billion in par amount as of December 31, 2007. A CDO is a managed investment vehicle which purchases a portfolio of diversified assets funded by issuance of debt and equity, the repayment and return of which are linked to the performance of the assets. The CDOs managed by MBIA consist of a variety of asset classes as underlying collateral, including corporate and asset-backed securities. Three additional CDOs, totaling $2.0 billion in par amount, for which MBIA was the manager matured during 2007.

At the inception of each CDO, or upon the adoption of FIN 46(R) in the case of CDOs issued prior to the adoption of FIN 46(R), the Company conducted consolidation analyses and the Company concluded that while the CDOs met the definition of VIEs, MBIA was not the primary beneficiary and, therefore, need not consolidate them. The Company’s variable interest is limited to the management fee and the Company believes that there are no possible scenarios under which it would consolidate the VIEs. Had the Company concluded that consolidation was warranted, the impact to its December 31, 2007 balance sheet would have been an increase in the Company’s assets of $0.7 billion, or 2%, and a corresponding increase in liabilities and shareholders’ equity. These increases would not have been expected to result in any impact on the Company’s debt covenants, capital ratios or credit ratings.

Corporate Operations

The corporate operations primarily consist of holding company activities. The following table summarizes the consolidated corporate operation’s results over the last three years. The results include revenues and expenses from transactions with the Company’s insurance and investment management services operations.

				Percent Change
In millions	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Net investment income	$14	$13	$17	6%	(19)%
Net realized gains (losses)	(5)	4	(1)	n/m	n/m
Net gains on financial instruments at fair value and foreign exchange	1	0	—	151%	n/m
Insurance recoveries	6	—	—	n/m	n/m

Total revenues	16	17	16	(5)%	13%

Operating	29	18	97	55%	(81)%
Interest expense	81	81	91	0%	(11)%

Total expenses	110	99	188	10%	(47)%

Pre-tax loss	$(94)	$(82)	$(173)	14%	(53)%

n/m—Percentage change not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

In 2007, net investment income in the corporate operations increased 6% to $14.2 million from $13.5 million in 2006. The increase was primarily due to higher invested assets driven by dividends paid by MBIA Corp. to MBIA Inc. in April 2007 and December 2006, as well as higher investment yields, partially offset by losses from several of the Company’s alternative investments. In 2006, net investment income decreased 19% from $16.6 million in 2005. The decrease in 2006 compared with 2005 was driven by lower average invested assets offset by slightly higher investment yields. The decrease in 2006 average invested assets resulted from the retirement of $100 million of debt in the fourth quarter of 2005 and dividends paid by MBIA Corp. to MBIA Inc. during 2006.

Net realized losses from investment securities in the corporate operations were $5.0 million in 2007 compared with net realized gains of $3.8 million in 2006 and net realized losses of $1.0 million in 2005. Net realized gains and losses for the years ended December 31, 2007, 2006 and 2005 were generated from the ongoing management of the investment portfolios. However, in the second and third quarter of 2007, the Company realized $9.6 million and $0.9 million of impairment losses, respectively, on a subprime mortgage-oriented investment.

In the first half of 2007, the corporate operations recorded insurance recoveries of $6.4 million, which represented recoveries received on the Company’s directors’ and officers’ insurance policy. These insurance recoveries reimbursed the Company for a portion of the expenses incurred by the Company in connection with the regulatory investigations and the related private securities and derivative litigations. No additional recoveries were received in the third and fourth quarters of 2007. However, the Company is pursuing additional recoveries under its directors’ and officers’ insurance policy.

The corporate operations incurred interest expense of $81 million, $81 million and $91 million for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in interest expense in 2006 compared with 2005 resulted from the retirement of $100 million of debt in the fourth quarter of 2005.

Corporate expenses were $29 million, $18 million and $97 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in corporate expenses in 2007 compared with 2006 was primarily due to an increase in costs allocated from the insurance operations. Corporate expenses in 2005 included a $75 million accrual for penalties and disgorgement related to the settlement of regulatory investigations of the Company, as well as additional legal and consulting costs associated with these investigations.

Taxes

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. In general, the effective tax rate fluctuates from time to time as the Company manages its investment portfolio on an after-tax total return basis. The effective tax rate, including tax related to discontinued operations, was a benefit of 37.3% and a provision of 28.3% and 29.9% for the years ended December 31, 2007, 2006 and 2005, respectively. The benefit in 2007 was a result of the net loss from operations for 2007. The higher tax rate in 2005 compared with 2006 was primarily due to the accrual of regulatory penalties, which are not deductible for purposes of calculating the Company’s Federal income taxes.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its triple-A claims-paying ratings. Capital resources are defined by the Company as total shareholders’ equity, long-term debt issued for general corporate purposes and various soft capital credit facilities. At December 31, 2007, total shareholders’ equity was $3.7 billion and total long-term debt was $1.2 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital (shareholders’ equity plus long-term debt). The following table presents the Company’s long-term debt and the ratio used to measure it:

	2007	2006	2005
Long-term debt (in millions)	$1,225	$1,215	$1,206
Long-term debt to total capital	25%	14%	15%

The increase in the long-term debt to capital ratio reflects the large net losses on financial instruments at fair value and foreign exchange recorded in 2007, which resulted in a substantial decline in shareholders’ equity.

Capital Strengthening Plan

In the fourth quarter of 2007, deterioration in the RMBS and CDO sectors resulted in the major rating agencies reassessing the capital adequacy ratios of financial guarantors to reflect deterioration in the expected performance of transactions within the financial

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

guarantors’ insured portfolios. To enable the Company to maintain appropriate claims-paying resources in order to sustain the triple-A financial strength ratings assigned to MBIA Corp., a comprehensive capital strengthening plan was announced on January 9, 2008. Each of the components of the capital strengthening plan and developments through February 2008 are discussed below.

Warburg Pincus Agreement / Common Stock Offering

On December 10, 2007, the Company announced that it had entered into an agreement, subsequently amended on February 6, 2008, with Warburg Pincus (the “Warburg Pincus Agreement”), a private equity firm, which committed to invest up to $1.25 billion in the Company through a direct purchase of MBIA common stock and a backstop for a common stock offering. Under the Warburg Pincus Agreement, Warburg Pincus made an initial investment of $500 million in MBIA through the acquisition of 16.1 million shares of MBIA common stock at a price of $31.00 per share, which was completed on January 30, 2008. In connection with its initial investment, Warburg Pincus received warrants to purchase 8.7 million shares of MBIA common stock at a price of $40 per share and “B” warrants, which, upon obtaining certain approvals, will become exercisable to purchase 7.4 million shares of common stock at a price of $40 per share. The term of the warrants is seven years. In addition, the securities purchased by Warburg Pincus are subject to significant transfer restrictions for a minimum of one year and up to three years. The Company’s senior management team has committed to invest a total of $2 million in the Company’s common stock at the same price as Warburg Pincus. The majority of the net proceeds received under Warburg Pincus’ initial investment was contributed to the surplus of MBIA Corp. to support its business plan.

On February 6, 2008, the Company and Warburg Pincus amended the Warburg Pincus Agreement to provide that Warburg Pincus would backstop a common stock offering by agreeing to purchase up to $750 million of convertible participating preferred stock. Warburg Pincus was also granted the option to purchase up to $300 million of preferred stock prior to the closing of a common stock offering or February 15, 2008. Finally, Warburg Pincus was granted “B2” warrants which, upon obtaining certain approvals, would become exercisable to purchase between 4 million and 8 million shares of MBIA common stock, whether or not the common stock offering was completed.

On February 13, 2008, the Company completed a public offering of 94.65 million shares of MBIA common stock at $12.15 per share. Warburg Pincus informed the Company that it purchased $300 million in common stock as part of the offering. The Company did not use the $750 million Warburg Pincus backstop. In addition, Warburg Pincus did not exercise its right to purchase up to $300 million in preferred stock. Pursuant to the amended Warburg Pincus Agreement, Warburg Pincus was granted 4 million of “B2” warrants at a price of $16.20 per share. In addition, under anti-dilution provisions in the Warburg Pincus Agreement, the terms of the warrants issued to Warburg Pincus on January 30, 2008 were amended, which resulted in (a) the 8.7 million of warrants exercisable at $40 per share were revised to 11.5 million warrants exercisable at $30.25 per share and (b) the 7.4 million of “B” warrants exercisable at $40 per share were revised to 9.8 million “B” warrants exercisable at $30.25 per share. The Company intends to contribute most of the net proceeds of the common stock offering to its insurance operations to support its business plan.

Surplus Notes

On January 16, 2008, MBIA Corp. issued Surplus Notes due January 15, 2033. The Surplus Notes have an initial interest rate of 14 percent until January 15, 2013 and thereafter at an interest rate of three-month LIBOR plus 11.26 percent. The Surplus Notes are callable at par at MBIA Corp.’s option on the fifth anniversary of the date of issuance and every fifth anniversary thereafter, subject to prior approval by the Superintendent of the New York State Insurance Department (“NYSID”) and other restrictions. The cash received from the Surplus Notes will be used for general corporate purposes.

Net Release of Capital Supporting Amortizing and Maturing Transactions

Capital generation from the maturing of existing transactions and a decrease in the number of new transactions consummated has reduced our rating agency capital requirement by a range of approximately $250 million to $500 million, depending on the rating agency, in the fourth quarter of 2007.

Reduction in Quarterly Dividend

On January 9, 2008, the Company announced an anticipated reduction in its quarterly shareholder dividends. On February 25, 2008, the Company’s Board of Directors approved the elimination of MBIA Inc. shareholder dividends. The elimination of MBIA Inc. shareholder dividends is expected to preserve approximately $174 million of capital on an annualized basis.

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Reinsurance

The Company is exploring the purchase of reinsurance covering a diversified portion of MBIA’s portfolio, which, if it occurs, is expected to reduce our rating agency capital requirements by up to $200 million and is expected to occur in the near term.

Share Repurchases

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

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. As of December 31, 2007, the Company repurchased 10 million shares under the program at an average price of $66.30 per share. The Company’s ability to repurchase common stock is largely dependent on the amount of dividends paid by MBIA Corp. to MBIA Inc. Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to maintain the triple-A claims-paying ratings of MBIA Corp. and support the growth of MBIA’s businesses.

In the third quarter of 2007, the Company decided to suspend share repurchases under the program in light of concerns and uncertainties regarding the housing markets, the structured finance sector and the U.S. economy, leaving $340 million available under our $1 billion share buyback program. The Company may reevaluate this decision from time to time and resume share repurchases when it deems appropriate.

Other Borrowings

The Company has available various facilities, such as lines of credit and equity-based facilities, which further support its claims-paying resources. In aggregate, we believe our claims-paying resources are more than adequate to support our business risks. At December 31, 2007, MBIA Corp. maintained a $450 million limited recourse standby line of credit facility with a group of major banks to provide funds for the payment of claims in excess of the greater of $500 million of cumulative claims, net of recoveries, or 5% of average annual debt service with respect to U.S. public finance transactions. The agreement is for a ten-year term, which expires in March 2015.

MBIA Corp. has access to $400 million through a CPCT facility issued by eight trusts (the “Trusts”), which were created for the primary purpose of issuing CPCT securities and investing the proceeds in high-quality commercial paper or short-term U.S. Government obligations. The CPCT securities are remarketed every 28 days with the interest rate set by means of an auction and with two trusts remarketing each week. In the event that there are insufficient bids at any auction to remarket all of the CPCT securities of any trust, the rate is reset for the next 28 days at the maximum prescribed rate with the investors of the CPCT securities continuing to hold them until the next auction in which sufficient bids are received. The maximum prescribed rate is 30-day LIBOR plus 150 basis points if MBIA Corp. maintains a financial strength rating from S&P and Moody’s at or above AA- and Aa3, respectively, or 30-day LIBOR plus 200 basis points if MBIA Corp.’s financial strength rating falls below either AA- or Aa3. Due to the decline in the demand for short-term structured securities during the end of the third quarter of 2007 through the fourth quarter of 2007, all CPCT securities were unable to be remarketed at their most recent remarketing date, resulting in the current investors of the CPCT securities receiving the maximum prescribed interest rate from August 14, 2007 through December 31, 2007.

MBIA Corp. has a put option to sell to the Trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the Trusts will transfer the proceeds to MBIA Corp. in exchange for the preferred stock that will be held by the Trusts. The Trusts are vehicles for providing MBIA Corp. the opportunity to access new capital at its sole discretion through the exercise of the put options. As of December 31, 2007, the Trusts were rated AA and Aa2 by S&P and Moody’s, respectively. However, in January 2008 the trusts were downgraded by S&P and Moody’s to AA- and Aa3, respectively. To date, MBIA Corp. has not exercised its put options under any of these arrangements. The Company continues to receive 100% capital credit for this facility. However, the Company anticipates incurring additional expenses of $1.5 million per quarter to maintain this facility if the CPCT securities continue to incur interest at the maximum prescribed rate compared with expenses incurred in prior quarters.

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Shelf Registration

From time to time, MBIA accesses the capital markets to support the growth of its businesses. As such, the Company filed a registration statement on Form S-3ASR with the SEC in June 2007 for an indeterminate amount which replaced and canceled remaining balances on all prior shelf registration statements filed with the SEC. This shelf registration permits the Company to issue various debt and equity securities described in the prospectus filed as part of the registration statement. In February 2008, MBIA filed amendments to its Form S-3ASR to allow the issuance of $1.15 billion of common stock as part of its capital strengthening plan.

LIQUIDITY

Cash needs at the parent holding company level are primarily for dividends to its shareholders, interest payments on its debt and operating expenses. Sources of cash at the parent holding company level primarily consist of dividend payments from MBIA Corp. and MBIA Asset Management, investment income and the issuance of debt. Additionally, the parent company maintains excess cash and investments to ensure it is able to meet its ongoing short-term and long-term cash requirements. As of December 31, 2007, the parent company had $434 million of cash and investments available for general corporate liquidity purposes. The parent company also has access to a $500 million revolving credit facility, as described below, which may be used for general corporate purposes. Combining its current cash, investments and credit facility with anticipated dividends from its operating subsidiaries, for the year ended December 31, 2008, we project that the parent company will have access to $1.5 billion of cash and investments, compared to annualized cash needs of approximately $160 million.

Cash needs in our insurance operations are primarily for the payment of insurance claims, operating expenses, dividends to MBIA Inc. and, in 2008, interest on surplus notes. As of December 31, 2007, MBIA Corp. had cash and available-for-sale investments of $10.4 billion and access to a total of $850 million through its standby line of credit facility and its CPCT facility. MBIA Corp.’s net cash flow from operating activities for 2007 was $977 million and was primarily generated from premium writings and investment income. During 2008, we expect that we will be required to make significant insurance claim payments related to MBIA Corp.’s insured RMBS and home equity loan exposure, as discussed below.

The Company has significant liquidity requirements within the asset/liability products segment of its investment management services operations. The asset/liability products segment has issued diversified funding liabilities over various products, maturities and markets. Included in these liabilities are investment agreements in which counterparties have the ability to withdraw monies on dates other than those specified in the related draw-down schedules. Proceeds from the issuance of funding liabilities are invested in high quality, diversified assets that produce an acceptable spread return. The weighted average life and the duration of the asset portfolio are closely matched to the liability portfolio.

Cash needs in the asset/liability products segment are primarily for principal and interest payments on funding liabilities and payment of operating expenses. Sources of cash include scheduled maturities of high quality assets, net investment income and dedicated capital held within the investment management services operations and, if needed, assets which can be sold or used in secured repurchase agreement borrowings. As of December 31, 2007, the asset/liability products segment had cash and investments of $25.8 billion. We believe that the segment’s liquidity resources, in the ordinary course of business, are adequate to meet its needs.

A number of liquidity tests are performed to ensure that current liquidity resources are well in excess of expected needs in the short-term and long-term, without relying on new liability issuance. Additionally, liquidity risk is mitigated by (i) provisions in the investment agreements which do not allow discretionary withdrawals and limit an issuer’s withdrawal of funds to specific uses outlined in the agreements, and (ii) risk management procedures that require the regular re-evaluation and re-projection of draw-down schedules and the rebalancing of asset cash flows as needed to meet these draw-downs. Investments are restricted to fixed-income securities with an average credit quality rating of double-A and minimum credit quality rating of investment grade.

Investment agreements issued by the asset/liability products segment generally provide for collateral posting or termination in the event of a downgrade of MBIA Corp.’s credit ratings. The maximum collateral posting would occur at a single-A financial strength rating by Moody’s or S&P, and the maximum terminations would occur at a triple-B financial strength rating by Moody’s or S&P. Based on the asset portfolio as of December 31, 2007, the maximum collateral posting requirement at a single-A financial strength rating would be $12.4 billion and free collateral at a triple-B financial strength rating would be $9.4 billion. As of December 31, 2007, the Company’s collateral posting requirement totaled $7.4 billion and free collateral totaled $19.3 billion based on MBIA Corp.’s triple-A financial strength rating. We believe that the liquidity position of the asset/liability products segment is adequate to meet these requirements related to investment agreements under stress scenarios.

Operating Cash Flows

The consolidated liquidity and operating cash requirements of the Company are met by cash flows generated from operations, which were more than adequate to meet cash needs in the year ended December 31, 2007. The Company’s operating cash flows provided by continuing operations totaled $1.02 billion for the year ended December 31, 2007 compared with $663.5 million for the year ended December 31, 2006. The majority of net cash provided by operating activities is generated from premium writings and investment income in the Company’s insurance operations. The increase in operating cash flows principally resulted from a decrease in loss payments and a decrease in income taxes paid in the year ended December 31, 2007 compared with the year ended December 31, 2006.

During 2008, the Company currently expects that it will be required to make loss payments, before reinsurance, of between $700 million and $800 million primarily relating to insured credits in the RMBS and home equity sectors. In addition, the Company is currently estimating that the Surplus Notes will require interest payments totaling $70 million for 2008. However, the Company anticipates that the estimated cash flow from operations in 2008 in conjunction with its current capital resources, inclusive of the capital strengthening actions taken through February 2008, will be sufficient to meet its estimated liquidity and operating cash requirements in 2008 and the foreseeable future.

Investing Cash Flows

During 2007, net cash used by investing activities was $6.3 billion compared with $4.8 billion during 2006. The increase of $1.5 billion was primarily due to the purchase of fixed-maturity investments related to growth in the investment management services operations’ asset/liability products program.

Financing Cash Flows

During 2007, net cash provided by financing activities was $5.3 billion compared with $4.2 billion during 2006. The increase of $1.1 billion was primarily related to the issuance of investment agreements by the Company’s investment management services operations’ asset/liability products program, which funded the purchase of the fixed-maturity investments mentioned above, partially offset by an increase in the purchase of treasury stock.

Subsidiary Dividends

Under New York State insurance law, without prior approval of the Superintendent of the NYSID, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. The payment of regular dividends in any 12-month period are limited to the lesser of (i) 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements and (ii) 100% of adjusted net investment income. In the year ended December 31, 2006, MBIA Corp. declared and paid dividends of $339 million to MBIA Inc. without prior approval by the NYSID. In the fourth quarter of 2006, MBIA Corp. received approval from the NYSID to pay a total dividend of $500 million, which MBIA Corp. declared and paid to

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

MBIA Inc. in December 2006. In April 2007, MBIA Corp. received approval from the NYSID and paid a $500 million dividend to MBIA Inc. As of December 31, 2007, MBIA Corp. will not be able to pay dividends without prior approval by the NYSID until April 2008. Dividends from MBIA Corp. are used primarily for general liquidity and other corporate purposes. The level of excess capital relative to the rating agencies’ requirements declined in December 2007 as the ratings agencies increased their estimates of required capital due to the ongoing deterioration in the mortgage-backed securities and CDO markets. The amount of dividends paid by MBIA Corp. to MBIA Inc. may be influenced by changes in rating agency capital requirements for MBIA Corp.

Credit Facilities

At December 31, 2007, MBIA maintained a revolving credit facility totaling $500 million with a group of highly rated global banks. During the second quarter of 2006, the Company negotiated more favorable terms of the facility, including an extension of the maturity from April 2010 to May 2011. The facility contains certain covenants including, among others, that the consolidated net worth of MBIA Inc. and MBIA Corp. will not fall below $2.8 billion and that the ratio of consolidated debt to equity for MBIA Inc. and MBIA Corp. will not exceed 30%, at any time. This facility does not include any credit rating triggers or any provisions that could require the posting of collateral. The Company was in compliance with all of the revolving credit facility covenants as of December 31, 2007. During 2007, there were no balances outstanding under the facility. In January 2008, the Company amended the current credit facility to treat the Surplus Notes as equity in the net worth and leverage calculations.

Triple-A One Funding Corporation (“Triple-A One”), an MBIA-administered multi-seller conduit consolidated in the Company’s conduit segment, issues commercial paper to fund the purchase of assets from structured finance clients. Assets purchased by Triple-A One are insured by MBIA Corp. Triple-A One maintains backstop liquidity facilities for each transaction, covering 100% of the face amount of commercial paper outstanding, with banks rated A-1/P-1 or better by S&P and Moody’s, respectively. These liquidity facilities are designed to allow Triple-A One to repay investors in the event of a market disruption in which Triple-A One is unable to issue new commercial paper to replace maturing commercial paper. The financial guarantee policies issued by MBIA Corp. to insure the assets of Triple-A One cannot be accelerated to repay maturing commercial paper or borrowings under liquidity facilities and only guarantee ultimate payments over time relating to the assets. Through December 31, 2007, no borrowings have been made under any of Triple-A One’s liquidity facilities. In February 2008, Triple-A One borrowed $15 million for one day under its liquidity facilities to repay maturing commercial paper. The borrowing under the liquidity facilities was repaid by issuing new commercial paper.

Investments

The available-for-sale investment portfolio provides a high degree of liquidity, since it comprises readily marketable high-quality fixed-income securities and short-term investments. At December 31, 2007 and 2006, the fair value of the consolidated available-for-sale investment portfolio was $37.0 billion and $31.9 billion, respectively, as presented in the following table:

			Percent Change
In millions	2007	2006	2007 vs. 2006
Available-for-sale investments:
Insurance operations:
Amortized cost	$10,067	$9,821	3%
Unrealized net gain (loss)	250	287	(13)%

Fair value	$10,317	$10,108	2%

Investment management services operations:
Amortized cost	$27,221	$20,711	31%
Unrealized net gain (loss)	(910)	188	n/m

Fair value	$26,311	$20,899	26%

Corporate operations:
Amortized cost	$384	$861	(55)%
Unrealized net gain (loss)	0	(4)	n/m

Fair value	$384	$857	(55)%

Total available-for-sale portfolio:
Amortized cost	$37,672	$31,393	20%
Unrealized net gain (loss)	(660)	471	n/m

Fair value	$37,012	$31,864	16%

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The increase in the amortized cost of the insurance operations’ available-for-sale investments at December 31, 2007 compared with December 31, 2006 was the result of positive cash flows from operations, partially offset by dividend payments to MBIA Inc. in April 2007. The increase in the amortized cost of available-for-sale investments in the investment management services operations was the result of growth in the Company’s asset/liability products segment. Corporate investments decreased at December 31, 2007 compared with December 31, 2006 due to the repurchase of common stock under our share repurchase program and dividend payments to MBIA Inc. shareholders, partially offset by dividends received from the insurance operations.

The fair value of the Company’s investments is based on prices obtained through third party pricing services, which include quoted prices in active markets and prices based on market-based inputs that are either directly or indirectly observable, as well as prices from dealers in relevant markets. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates and general market credit spreads occurring after a fixed-income security is purchased, although other factors influence fair value, including specific credit-related changes, supply and demand forces and other market factors. When the Company holds an available-for-sale investment to maturity, any unrealized gain or loss currently recorded in accumulated other comprehensive income (loss) in the shareholders’ equity section of the balance sheet will be reversed. As a result, the Company expects to realize a value substantially equal to amortized cost. However, when investments are sold prior to maturity, the Company will realize any gain or loss in net income. The Conduit portfolios are considered held-to-maturity, as the Company has the ability and intent to hold these investments to their contractual maturity. Therefore, these portfolios are reported on the Company’s consolidated balance sheet at amortized cost and are not adjusted to reflect unrealized changes in fair value.

Investments for which the Company has recorded unrealized losses are tested quarterly for other-than-temporary impairment. For each security that meets the threshold of either 20% impaired at the time of review or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period, a further analysis of the security is performed to assess if the impairment is other-than-temporary. Due to the deterioration in the performance of asset-backed securities in the second half of 2007, this analysis was enhanced to include greater scrutiny of factors influencing the performance of such securities. As of December 31, 2007, the Company had an unrealized net loss of $910 million related to its investment management services operations’ investment portfolio, which primarily resulted from changes in the market value of asset-backed securities due to significant widening of market credit spreads. Included in the unrealized net loss of $910 million were unrealized net losses totaling $814 million within the asset-backed sector, primarily consisting of credit card, auto loan, student loan, home equity loan and CDO investments. See “Note 11: Investments” and “Note 12: Investment Income and Gains and Losses” in the Notes to Consolidated Financial Statements for further information on the Company’s investment portfolios and related gains and losses. The Company’s investment management services operations has entered into total return swaps that economically hedge changes in the value of certain investments. For 2007, MBIA recorded a $270 million gain on these total return swaps within “Net gains (losses) on financial instruments at fair value and foreign exchange” in the Company’s consolidated statement of operations. During January and February of 2008, the Company has observed a further deterioration in the credit ratings of certain investments. The Company will incorporate any such changes in credit ratings, as well as other market factors that changed during 2008, in its evaluation of investments for other-than-temporary impairment at the end of the first quarter of 2008.

The weighted-average credit quality of the Company’s fixed-income portfolios has been maintained at double-A since its inception. The quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of December 31, 2007 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

	Insurance Available-for-Sale		Investment Management Services Available-for-Sale		Investments Held-to-Maturity		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Aaa	$6,115	65%	$13,001	61%	$3,708	74%	$22,824	64%
Aa	2,483	27%	4,688	22%	228	4%	7,399	21%
A	640	7%	3,508	16%	1,100	22%	5,248	14%
Baa	78	1%	168	1%	—	—	246	1%
Below Investment Grade	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—

Total	$9,316	100%	$21,365	100%	$5,036	100%	$35,717	100%

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. (“MBIA Insured Investments”). At December 31, 2007, Insured Investments at fair value, excluding conduit segment investments,

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

represented $8.1 billion or 20% of total investments, of which $2.5 billion or 6% of total investments were insured by MBIA Corp. Conduit investments represented $4.3 billion or 10% of total investments and were all insured by MBIA Corp.

The distribution of the Company’s Insured Investments by financial guarantee insurer as of December 31, 2007 is presented in the following table.

	Insurance Available-for-Sale		Investment Management Services Available-for-Sale		Conduit Held-to-Maturity		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$678	2%	$1,812	4%	$4,258	10%	$6,748	16%
Ambac	511	1%	1,809	4%	—	—%	2,320	5%
FSA	718	2%	820	2%	—	—%	1,538	4%
FGIC	660	2%	563	2%	—	—%	1,223	4%
Other	13	0%	519	1%	—	—%	532	1%

Total	$2,580	7%	$5,523	13%	$4,258	10%	$12,361	30%

In purchasing Insured Investments, the Company independently assesses the underlying credit quality, structure and liquidity of each investment, in addition to the creditworthiness of the insurer. Insured Investments are diverse by sector, issuer and size of holding. The Company assigns underlying ratings to its Insured Investments without giving effect to financial guarantees based on the lower of underlying ratings assigned by S&P or Moody’s when an underlying rating is published by either rating agency, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment. At December 31, 2007, based on the actual or estimated underlying ratings in the consolidated investment portfolio, excluding conduit segment investments, without giving effect to financial guarantees, (i) the weighted-average rating of the investment portfolio would be in the Aa range, (ii) the weighted-average rating of just the Insured Investments in the investment portfolio would be in the A range and (iii) less than 2% of the investment portfolio would be rated below investment grade.

During January and February of 2008, several of the financial guarantee insurers listed in the preceding table have been downgraded by one or more of the rating agencies. A downgrade of a financial guarantee insurer will likely have an adverse affect on the fair value of investments insured by the downgraded financial guarantee insurer. If MBIA determines that declines in the fair values of Insured Investments are other than temporary, the Company will record a realized loss through earnings.

The underlying ratings of the MBIA Insured Investments as of December 31, 2007 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating agency, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Underlying Ratings Scale In millions	Insurance Available-for- Sale	Investment Management Services Available-for-Sale	Conduit Held-to- Maturity	Total
Aaa	$220	$316	$1,185	$1,721
Aa	57	163	485	705
A	160	581	1,246	1,987
Baa	140	744	1,342	2,226
Below Investment Grade	101	8	—	109

Total	$678	$1,812	$4,258	$6,748

Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the consolidated investment portfolio, at December 31, 2007, based on the actual or estimated underlying ratings (i) the weighted-average rating of the investment portfolio would be in the Aa range, (ii) the weighted-average rating of just the MBIA Insured Investments in the investment portfolio would be in the A range and (iii) less than 1% of the investment portfolio would be rated below investment grade.

Conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the conduits. All transactions currently funded in the conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted-average underlying rating for transactions currently funded in the

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

conduits was A+ by S&P and A1 by Moody’s at the time such transactions were funded. MBIA estimates that the current weighted-average underlying rating of all outstanding conduit transactions was A+ by S&P and A1 by Moody’s at December 31, 2007.

The Company generates significant liquidity from its operations, as described above. Because of its risk management policies and procedures, diversification and reinsurance, the Company believes that the occurrence of an event that would significantly adversely affect liquidity is unlikely.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s future estimated cash payments relating to contractual obligations as of December 31, 2007. Estimating these payments requires management to make estimates and assumptions regarding these obligations. Estimates and assumptions used by management are described below the following table. Since these estimates and assumptions are subjective, actual payments in future periods may vary from those reported in the following table. For information on the Company’s financial guarantee exposure see “Note 20: Net Insurance In Force” in the Notes to Consolidated Financial Statements.

	As of December 31, 2007
In millions	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investment agreements	$21,007	$4,082	$5,752	$2,280	$8,893
Commercial paper	855	855	—	—	—
Medium-term notes	16,264	5,923	3,215	753	6,373
Variable interest entity floating rate notes	3,098	143	198	166	2,591
Securities sold under agreements to repurchase	1,301	400	361	540	—
Long-term debt	2,528	77	306	224	1,921
Operating leases	24	6	5	5	8
Gross insurance claim obligations	1,556	778	466	205	107

Total	$46,633	$12,264	$10,303	$4,173	$19,893

Investment agreements, commercial paper, medium-term notes, variable interest entity floating rate notes, securities sold under agreement to repurchase and long-term debt include principal and interest and exclude premiums or discounts. Interest payments on floating rate obligations are estimated using applicable forward rates. Principal and interest on callable obligations or obligations that allow investors to withdraw funds prior to legal maturity are based on the expected call or withdrawal dates of such obligations. Gross insurance claim obligations represent the future value of payments MBIA expects to make, before estimated recoveries and reinsurance, under actual or probable insurance policy claims. The discounted value of such actual or estimated claims, after estimated recoveries, is reported as case basis reserves within “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheet.

Due to the uncertainty with respect to the timing of future cash flow and the ultimate outcome associated with the Company’s unrecognized tax benefits at December 31, 2007, the Company is unable to make reliable estimates of the period of cash settlement with the applicable taxing authority. Therefore, the contractual obligations table above does not include any unrecognized tax benefits relating to FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109.”

MARKET RISK

In general, MBIA’s market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates, credit spreads and foreign exchange rates. MBIA is exposed to changes in interest rates that affect the fair value of its financial instruments, namely investment securities, investment agreement liabilities, medium-term notes, debentures and certain derivative transactions. The Company’s investment portfolio holdings are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. Government bonds, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and asset-backed securities. In periods of rising and/or volatile interest rates, profitability could be adversely affected should the Company have to liquidate these securities.

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

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2007 from instantaneous shifts in interest rates.

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$1,193.4	$776.7	$399.4	$(522.4)	$(1,051.2)	$(1,524.8)

MBIA issues insurance policies insuring payments due on structured credit derivative contracts and directly enters into credit derivative contracts, which are marked-to-market through earnings under the requirements of SFAS 133. The insurance transactions primarily consist of structured credit default swaps on pools of various types of reference obligations with considerable subordination beneath MBIA’s risk exposure at the time of issuance. All these transactions are insured by the Company’s insurance operations. The majority of these structured credit default swaps relate to structured finance transactions with underlying reference obligations of cash securities and credit default swaps referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations include corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions are usually underwritten at or above a triple-A credit rating level. As of December 31, 2007, approximately 90% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s investment management services operations enter into single-name credit default swaps as part of its asset management activities. During 2007, the value of the Company’s credit derivative contracts were affected predominantly by changes in credit spreads of the underlying reference obligations’ collateral and ratings downgrades of securities backing collateralized debt obligations. As credit spreads and ratings change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

Since December 31, 2006, the Company’s portfolio of insured structured credit default swaps has become increasingly concentrated in transactions where the underlying reference obligations comprise commercial mortgage-backed securities, asset-backed collateral including residential mortgages of high grade collateral, in addition to corporate securities. As a result, the portfolio is more sensitive to changes in credit spreads in those sectors. During the second half of 2007, credit spreads in those sectors increased significantly, resulting in a substantial decrease in the fair value of the Company’s portfolio of structured credit default swaps. Refer to the discussion of the attribution of the 2007 mark-to-market loss included in the “Results of Operations” section.

In January and February 2008, the Company has observed a further widening of market spreads and credit quality ratings downgrades of certain tranches within MBIA’s insured CDOs. As a result of the further market spread widening and the deterioration of asset credit quality ratings, the Company could suffer additional mark-to-market losses in the first quarter of 2008 and in subsequent quarters, although the ultimate amount of such losses will depend on future market developments. As changes in fair value can be caused by factors unrelated to the performance of MBIA’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposure, the application of fair value accounting may cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

The following tables reflect sensitivities to changes in credit spreads, rating migrations and recovery rates. Each table stands on its own and should be read independently of each other.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of December 31, 2007. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein. Contracts for which fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as the Company is unable to obtain data necessary to model hypothetical changes in such contracts.

	Change in Credit Spreads
In millions	100 Basis Point Decrease	75 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	75 Basis Point Increase	100 Basis Point Increase
Estimated pre-tax net gain/(loss)	$1,121.9	$887.3	$625.1	—	$(738.6)	$(1,149.0)	$(1,586.8)
Estimated net fair value	$(2,470.2)	$(2,704.8)	$(2,967.0)	$(3,592.1)	$(4,330.7)	$(4,741.1)	$(5,178.9)

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

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a one and three notch rating change in the credit quality as of December 31, 2007. A notch represents a one step movement up or down in the credit rating. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein. Contracts for which fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as the Company is unable to obtain data necessary to model hypothetical changes in such contracts.

	Change in Credit Ratings (Insurance Operations)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gain/(loss)	$2,354.4	$797.6	$—	$(1,621.5)	$(3,983.8)
Estimated net fair value	$(1,209.7)	$(2,766.5)	$(3,564.1)	$(5,185.6)	$(7,547.9)

Recovery rates on defaulted collateral is an input into the Company’s proprietary valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of December 31, 2007. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein. Contracts for which fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as the Company is unable to obtain data necessary to model hypothetical changes in such contracts.

	Change in Recovery Rates (Insurance Operations)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gain/(loss)	$1,145.9	$588.0	$—	$(520.8)	$(1,011.3)
Estimated net fair value	$(2,418.2)	$(2,976.1)	$(3,564.1)	$(4,084.9)	$(4,575.4)

MBIA’s insurance of structured credit derivatives typically remain in place until the maturity of the derivative. The Company does, however, periodically establish positions which offset its insurance positions in the reinsurance market, in which contracts also typically remain in place until the maturity of the insurance contract. Any difference between the price of the initial transaction and the offsetting transaction will result in gains or losses. With respect to MBIA’s insured structured credit derivatives, in the absence of credit impairment, the cumulative gains and losses should reverse over time. Additionally, in the event of the termination and settlement of a contract prior to maturity, any resulting gain or loss upon settlement will be recorded in the Company’s financial statements. In February 2008, the Company has decided not to insure derivatives in the future, except in transactions that are intended to reduce its overall exposure to insured derivatives. This may result in termination of certain existing contracts prior to maturity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information concerning quantitative and qualitative disclosures about market risk appears in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risk.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MBIA Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MBIA Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, NY—February 29, 2008

Consolidated Balance Sheets

In thousands except per share amounts	December 31, 2007	December 31, 2006
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $30,199,471 and $27,327,315) (2007 includes hybrid financial instruments at fair value $596,537)	$29,589,098	$27,755,667
Investments held-to-maturity, at amortized cost (fair value $5,036,465 and $5,187,766)	5,053,987	5,213,464
Investments pledged as collateral, at fair value (amortized cost $1,243,245 and $176,179)	1,227,153	175,834
Short-term investments, at amortized cost (which approximates fair value)	5,464,708	2,960,646
Other investments	730,711	971,707

Total investments	42,065,657	37,077,318
Cash and cash equivalents	263,732	269,277
Accrued investment income	590,060	526,468
Deferred acquisition costs	472,516	449,556
Prepaid reinsurance premiums	325,555	363,140
Reinsurance recoverable on unpaid losses	82,041	46,941
Goodwill	79,406	79,406
Property and equipment, at cost (less accumulated depreciation of $132,930 and $124,919)	104,036	105,950
Receivable for investments sold	111,130	77,593
Derivative assets	1,715,881	521,278
Current income taxes	142,763	—
Deferred income taxes, net	1,173,658	—
Other assets	288,639	246,103

Total assets	$47,415,074	$39,763,030

Liabilities and Shareholders’ Equity
Liabilities:
Deferred premium revenue	$3,138,396	$3,129,620
Loss and loss adjustment expense reserves	1,346,423	537,037
Investment agreements	16,107,909	12,482,976
Commercial paper	850,315	745,996
Medium-term notes (2007 includes hybrid financial instruments at fair value $374,575)	12,830,777	10,951,378
Variable interest entity floating rate notes	1,355,792	1,451,928
Securities sold under agreements to repurchase	1,163,899	169,432
Short-term debt	13,383	40,898
Long-term debt	1,225,280	1,215,289
Current income taxes	—	6,970
Deferred income taxes, net	—	476,189
Deferred fee revenue	15,059	14,862
Payable for investments purchased	41,359	319,640
Derivative liabilities	5,006,549	400,318
Other liabilities	664,128	616,243

Total liabilities	43,759,269	32,558,776

Commitments and contingencies (see Note 28)

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—160,244,614 and 158,330,220	160,245	158,330
Additional paid-in capital	1,649,511	1,533,102
Retained earnings	4,301,880	6,399,333
Accumulated other comprehensive income (loss), net of deferred income tax of ($275,291) and $172,798	(490,829)	321,293
Treasury stock, at cost (shares—34,872,515 and 23,494,806)	(1,965,002)	(1,207,804)

Total shareholders’ equity	3,655,805	7,204,254

Total liabilities and shareholders’ equity	$47,415,074	$39,763,030

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Operations

	Years ended December 31
In thousands except per share amounts	2007	2006	2005
Revenues:
Gross premiums written	$960,899	$885,253	$976,035
Ceded premiums	(100,117)	(98,591)	(127,107)

Net premiums written	860,782	786,662	848,928

Scheduled premiums earned	703,199	663,073	693,411
Refunding premiums earned	120,818	161,515	140,458

Premiums earned (net of ceded premiums of $137,271, $141,714 and $151,101)	824,017	824,588	833,869
Net investment income	2,183,840	1,782,346	1,366,846
Fees and reimbursements	56,841	66,475	60,182
Net realized gains (losses)	51,324	15,438	(2,870)
Net gains (losses) on financial instruments at fair value and foreign exchange	(3,404,976)	14,494	38,122
Insurance recoveries	6,400	—	—

Total revenues	(282,554)	2,703,341	2,296,149
Expenses:
Losses and loss adjustment	900,345	80,889	84,274
Amortization of deferred acquisition costs	66,873	66,012	66,577
Operating	238,872	241,303	305,874
Interest expense	1,577,048	1,181,874	822,241

Total expenses	2,783,138	1,570,078	1,278,966

Income (loss) from continuing operations before income taxes	(3,065,692)	1,133,263	1,017,183
Provision (benefit) for income taxes	(1,143,744)	320,080	304,185

Income (loss) from continuing operations	(1,921,948)	813,183	712,998
Income (loss) from discontinued operations, net of tax	—	6,076	(2,012)
Gain on sale of discontinued operations, net of tax	—	29	—

Income (loss) from discontinued operations	—	6,105	(2,012)

Net income (loss)	$(1,921,948)	$819,288	$710,986

Income (loss) from continuing operations per common share:
Basic	$(15.17)	$6.12	$5.32
Diluted	$(15.17)	$5.95	$5.20
Net income (loss) per common share:
Basic	$(15.17)	$6.17	$5.30
Diluted	$(15.17)	$5.99	$5.18
Weighted-average number of common shares outstanding:
Basic	126,670,332	132,794,334	134,098,392
Diluted	126,670,332	136,694,798	137,220,731

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

	For the years ended December 31, 2007, 2006 and 2005
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
In thousands except per share amounts	Shares	Amount				Shares	Amount
Balance, January 1, 2005	155,608	$155,608	$1,376,113	$5,187,484	$618,606	(16,216)	$(779,014)	$6,558,797

Comprehensive income:
Net income	—	—	—	710,986	—	—	—	710,986
Other comprehensive loss:
Change in unrealized appreciation of investments net of change in deferred income taxes of $(109,413)	—	—	—	—	(228,453)	—	—	(228,453)
Change in fair value of derivative instruments net of change in deferred income taxes of $26,862	—	—	—	—	49,888	—	—	49,888
Change in foreign currency translation net of change in deferred income taxes of $(133)	—	—	—	—	(40,660)	—	—	(40,660)

Other comprehensive loss								(219,225)

Total comprehensive income								491,761

Treasury shares acquired under share repurchase program	—	—	—	—	—	(5,912)	(341,495)	(341,495)
Share-based compensation net of change in deferred income taxes of $(1,554)	994	994	59,477	—	—	(427)	(26,591)	33,880
Dividends (declared per common share $1.120, paid per common share $1.080)	—	—	—	(151,299)	—	—	—	(151,299)

Balance, December 31, 2005	156,602	156,602	1,435,590	5,747,171	399,381	(22,555)	(1,147,100)	6,591,644

Comprehensive income:
Net income	—	—	—	819,288	—	—	—	819,288
Other comprehensive loss:
Change in unrealized appreciation of investments net of change in deferred income taxes of $(77,511)	—	—	—	—	(130,913)	—	—	(130,913)
Change in fair value of derivative instruments net of change in deferred income taxes of $8,433	—	—	—	—	15,662	—	—	15,662
Change in foreign currency translation net of change in deferred income taxes of $2,995	—	—	—	—	37,163	—	—	37,163

Other comprehensive loss								(78,088)

Total comprehensive income								741,200

Treasury shares acquired under share repurchase program	—	—	—	—	—	—	—	—
Share-based compensation net of change in deferred income taxes of $(3,763)	1,728	1,728	97,512	—	—	(940)	(60,704)	38,536
Dividends (declared per common share $1.240, paid per common share $1.210)	—	—	—	(167,126)	—	—	—	(167,126)

Balance, December 31, 2006	158,330	158,330	1,533,102	6,399,333	321,293	(23,495)	(1,207,804)	7,204,254

SFAS 155 transition adjustment net of change in deferred income taxes of $(1,039)				(1,928)				(1,928)

Comprehensive loss:
Net loss	—	—	—	(1,921,948)	—	—	—	(1,921,948)
Other comprehensive loss:
Change in unrealized appreciation of investments net of change in deferred income taxes of $(352,050)	—	—	—	—	(653,231)	—	—	(653,231)
Change in fair value of derivative instruments net of change in deferred income taxes of $(99,454)	—	—	—	—	(184,700)	—	—	(184,700)
Change in foreign currency translation net of change in deferred income taxes of $3,415	—	—	—	—	25,809	—	—	25,809

Other comprehensive loss								(812,122)

Total comprehensive loss								(2,734,070)

Treasury shares acquired under share repurchase program	—	—	—	—	—	(9,954)	(659,944)	(659,944)
Share-based compensation net of change in deferred income taxes of $(7,260)	1,915	1,915	116,409	—	—	(1,424)	(97,254)	21,070
Dividends (declared per common share $1.360, paid per common share $1.330)	—	—	—	(173,577)	—	—	—	(173,577)

Balance, December 31, 2007	160,245	$160,245	$1,649,511	$4,301,880	$(490,829)	(34,873)	$(1,965,002)	$3,655,805

Disclosure of reclassification amount:						2005	2006	2007
Change in unrealized appreciation of investments arising during the period, net of taxes						$(196,709)	$(102,318)	$(603,429)
Reclassification adjustment, net of taxes						(31,744)	(28,595)	(49,802)

Change in unrealized appreciation of investments, net of taxes						$(228,453)	$(130,913)	$(653,231)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
In thousands	2007	2006	2005
Cash flows from operating activities of continuing operations:
Net income (loss)	$(1,921,948)	$819,288	$710,986
(Income) loss from discontinued operations, net of tax	—	(6,076)	2,012
Gain on sale of discontinued operations, net of tax	—	(29)	—

Income (loss) from continuing operations	(1,921,948)	813,183	712,998

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Amortization of bond discount (premiums), net	18,437	31,790	58,233
Increase in accrued investment income	(63,592)	(130,420)	(83,840)
Increase in deferred acquisition costs	(22,960)	(22,445)	(21,076)
Decrease in prepaid reinsurance premiums	37,585	44,474	27,354
(Increase) decrease in reinsurance recoverable on unpaid losses	(35,100)	12,024	(24,355)
Depreciation	10,158	8,644	11,502
Decrease (increase) in salvage and subrogation	72,408	(45,380)	24,600
Increase (decrease) in deferred premium revenue	8,776	(55,580)	(25,981)
Increase (decrease) in loss and loss adjustment expense reserves	809,386	(184,465)	(27,367)
Increase in accrued interest payable	125,870	156,539	104,923
Increase (decrease) in accrued expenses	380	(13,296)	(206)
(Decrease) increase in penalties and disgorgement accrual	(75,000)	—	75,000
Amortization of medium-term notes and commercial paper—(premium) discount, net	(21,067)	(18,073)	(18,244)
Net realized (gains) losses on sale of investments	(51,324)	(15,438)	2,870
Net (gains) losses on financial instruments and foreign exchange	3,404,976	(10,525)	(38,122)
Current income tax (benefit) provision	(149,733)	60,340	(7,683)
Deferred income tax (benefit) provision	(1,197,358)	(29,589)	55,308
Share-based compensation	14,947	20,379	19,421
Other, net	57,238	41,348	(60,144)

Total adjustments to net income (loss)	2,944,027	(149,673)	72,193

Net cash provided by operating activities of continuing operations	1,022,079	663,510	785,191

Cash flows from investing activities of continuing operations:
Purchase of fixed-maturity securities	(30,015,490)	(21,235,810)	(15,517,720)
Sale of fixed-maturity securities	25,792,619	16,428,257	11,316,173
Redemption of fixed-maturity securities	45,353	319,890	428,175
Purchase of held-to-maturity investments	(1,085,350)	(1,764,662)	(1,530,911)
Redemptions of held-to-maturity investments	1,065,798	1,965,142	3,006,393
(Purchase) sale of short-term investments, net	(1,733,651)	(677,672)	107,517
(Purchase) sale of other investments, net	(62,412)	189,258	29,566
Increase in receivable for investments sold	(33,537)	(2,806)	(7,582)
Decrease in payable for investments purchased	(278,281)	(19,757)	(11,240)
Capital expenditures	(12,404)	(10,955)	(8,830)
Disposals of capital assets	4,188	42	1,650
Other, investing	2,367	2,171	—

Net cash used by investing activities of continuing operations	(6,310,800)	(4,806,902)	(2,186,809)

Consolidated Statements of Cash Flows (continued)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of investment agreements	9,551,560	6,162,472	7,591,807
Payments for drawdowns of investment agreements	(6,135,540)	(4,674,850)	(5,331,607)
Increase (decrease) in commercial paper	61,214	(154,974)	(1,739,438)
Issuance of medium-term notes	6,561,077	7,588,977	3,343,531
Principal paydown of medium-term notes	(4,854,189)	(4,188,420)	(2,658,319)
Issuance of variable interest entity floating rate notes	—	300,000	678,611
Principal paydown of variable interest entity floating rate notes	(94,182)	(134,122)	—
Securities sold under agreements to repurchase, net	994,467	(476,911)	(761)
Dividends paid	(172,753)	(162,851)	(147,247)
Capital issuance costs	(6,874)	(2,209)	(2,899)
Repayment for retirement of short-term debt	(27,515)	(17,847)	—
Repayment for retirement of long-term debt	—	—	(100,000)
Payments for derivatives	(9,313)	(26,415)	(340)
Purchase of treasury stock	(738,805)	(61,353)	(369,715)
Exercise of stock options	38,897	44,221	23,249
Excess tax benefit on share-based payment	7,260	3,762	—
Collateral due to swap counterparty	110,586	—	—
Other, financing	(2,714)	(2,015)	(9,957)

Net cash provided by financing activities of continuing operations	5,283,176	4,197,465	1,276,915

Discontinued operations:
Net cash used by operating activities	—	(2,418)	(2,344)
Net cash provided (used) by investing activities	—	4,122	(1,760)
Net cash used by financing activities	—	(8,210)	(980)

Net (decrease) increase in cash and cash equivalents	(5,545)	47,567	(129,787)
Cash and cash equivalents—beginning of year	269,277	221,710	351,497

Cash and cash equivalents—end of year	$263,732	$269,277	$221,710

Supplemental cash flow disclosures:
Income taxes paid, net	$198,896	$287,688	$254,344
Interest paid:
Investment agreements	$661,963	$514,647	$352,202
Commercial paper	42,817	41,121	61,581
Medium-term notes	654,093	406,519	248,516
Variable interest entity floating rate notes	74,251	58,394	24,264
Securities sold under agreements to repurchase	28,070	41,854	20,060
Other borrowings and deposits	5,025	8,332	3,164
Long-term debt	78,224	78,304	87,047
Non cash items:
Share-based compensation	$14,947	$20,379	$19,421
Dividends declared but not paid	42,640	41,816	37,541

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

Insurance Operations

MBIA’s insurance operations are principally conducted through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). MBIA Corp. issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and pools of corporate and asset-backed bonds, and bonds backed by other revenue sources such as corporate franchise revenues, both in the new issue and secondary markets. Additionally, MBIA Corp. has insured credit default swaps primarily on pools of collateral, which it considered part of its core financial guarantee business. The financial guarantees issued by MBIA Corp. provide an unconditional and irrevocable guarantee of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by MBIA Corp.

On February 25, 2008, the Company announced that it has ceased insuring new credit derivative contracts except in transactions related to the reduction of existing derivative exposure. In addition, the Company announced that it has suspended the writing of all new structured finance business for approximately six months. See Note 29, “Subsequent Events”, for additional information.

Investment Management Services Operations

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

Discontinued Operations

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

MBIA’s municipal services operations consisted of the activities of MuniServices and Capital Asset. As a result of the sale of MuniServices and Capital Asset, the Company no longer reports municipal services operations and the assets, liabilities, revenues and expenses of these entities have been reported within discontinued operations for 2006 and 2005 in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” See “Note 15: Discontinued Operations” for information relating to the Company’s discontinued operations.

Financial Strength Credit Ratings

Prior to the fourth quarter of 2007, MBIA Corp. and its insurance subsidiaries had triple-A financial strength ratings with stable outlook from Standard and Poor’s Corporation (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), Fitch, Inc. (“Fitch”) and Rating and Investment Information, Inc. Following the recent stress in the collateralized debt obligations (“CDO”) and mortgage sectors and the increased risk that more underlying credit ratings of transactions insured by MBIA will be downgraded by S&P, Moody’s and Fitch, the three major rating agencies took the following actions:

S&P

On February 25, 2008, S&P affirmed the AAA insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the “AA-” ratings of MBIA Inc.’s senior debt and the “AA” ratings of MBIA Corp.’s North Castle Custodial Trusts I-VIII, with a negative outlook. S&P stated in its announcement regarding the change that “MBIA’s success in accessing $2.6 billion of additional claims-paying resources is a strong statement of management’s ability to address the concerns relating to the capital adequacy of the Company.”

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business and Organization (continued)

Moody’s

On February 26, 2008, Moody’s affirmed the Aaa insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the Aa2 ratings of MBIA Corp.’s Surplus Notes and the Aa3 ratings of the junior obligations of MBIA Corp. and the senior debt of MBIA Inc., with a negative rating outlook. Moody’s stated in its announcement regarding the change that “MBIA has completed transactions to raise $1.6 billion in equity and $1 billion in Surplus Notes, demonstrating a strong commitment to its policyholders.”

Fitch

On December 20, 2007, Fitch placed the AA ratings of MBIA Inc. and AAA ratings of MBIA Corp. and its subsidiaries on rating watch negative pending MBIA Inc.’s raising additional capital, while confirming the outlook of two of MBIA Corp.’s competitors as “stable.” In its press release, Fitch identified a shortfall of approximately $1 billion and stated that “If at any time during the next four-to-six weeks, MBIA is able to obtain capital commitments and/or put in place reinsurance or other risk mitigation measures, on top of the $1 billion capital commitment the company received from Warburg Pincus, that would help improve MBIA’s Matrix result at an ‘AAA’ rating stress, Fitch would anticipate affirming MBIA’s ratings with a Stable Rating Outlook.” Fitch also noted that if MBIA Inc. was unable to obtain capital commitments or put into place reinsurance or other risk mitigation measures to address its capital shortfall in the noted timeframe, Fitch would expect to downgrade MBIA’s insurer financial strength ratings by one notch to “AA+.”

In connection with the completion of MBIA Corp.’s Surplus Notes, as discussed in Note 29, “Subsequent Events”, on January 16, 2008, Fitch announced that it reaffirmed MBIA Corp.’s AAA ratings with a “Stable Outlook.”

On February 5, 2008, Fitch placed the AAA insurer financial strength ratings of MBIA Corp. and its insurance affiliates, the AA ratings of MBIA Corp.’s Surplus Notes and the AA long-term debt rating of MBIA Inc. on rating watch negative. Fitch announced that it was updating certain modeling assumptions in its ongoing analysis of the financial guaranty industry, specifically related to exposures to structured finance collateralized debt obligations (“SF CDOs”). Fitch expects that simulated capital model losses and expected losses will increase materially for MBIA Corp. due to its exposure to SF CDOs and that these losses may be inconsistent with its AAA rating standards for financial guarantors. Fitch noted that MBIA’s addition of $1.5 billion of new capital with a further $500 million equity investment through a rights offering backstopped from Warburg Pincus “may not be sufficient to address the necessary capital needed to maintain MBIA’s ‘AAA’ insurer financial strength rating.”

MBIA Inc.’s and MBIA Corp.’s current financial strength ratings from the major rating agencies are summarized below:

Agency	Ratings	Outlook
(MBIA Inc./MBIA Corp.)

S&P	AA-/AAA	Negative outlook

Moody’s	Aa3/Aaa	Negative outlook

Fitch	AA/AAA	Rating watch negative

To enable the Company to maintain appropriate claims-paying resources in order to sustain the triple-A financial strength ratings assigned to MBIA Corp., a comprehensive capital strengthening plan was announced on January 9, 2008; see “Note 29: Subsequent Events” for additional information. The triple-A ratings are important to the operation of the Company’s business and any reduction in these ratings could have a material adverse effect on MBIA Corp.’s ability to compete and could also have a material adverse effect on the business, operations and financial results of the Company.

In addition to its announced capital strengthening plan, on February 25, 2008, the Company announced its intention to restructure the Company to insure public and structured finance business from separate operating entities. This restructuring is expected to be completed within the next five years.

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

Beginning with financial statements as of and for the year ended December 31, 2007, the Company no longer displays business segment results on its consolidated statements of operations. Revenues and expenses of the same type for each of the Company’s segments have been combined into a single line on the Company’s consolidated statements of operations. All material intercompany revenues and expenses have been eliminated. Consolidated statements of operations for prior periods presented have been adjusted to conform to the current presentation. The change in the presentation of the consolidated statements of operations had no effect on net income, total assets, total liabilities or shareholders’ equity as previously reported. See “Note 14: Business Segments” for the operating results of the Company’s business segments.

Consolidation

The consolidated financial statements include the accounts of MBIA Inc., its wholly owned subsidiaries and all other entities in which the Company has a controlling financial interest. All material intercompany balances have been eliminated. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether an entity is a voting interest entity, a VIE or a qualifying special-purpose entity (“QSPE”) under GAAP.

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

VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with FIN 46(R), the Company consolidates all VIEs in which it is the primary beneficiary.

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

Short-term investments are carried at amortized cost, which approximates fair value, and include fixed-maturity securities with a remaining effective term to maturity of less than one year, commercial paper and money market securities.

Other investments include the Company’s interest in equity oriented and equity method investments. In accordance with SFAS 115, the Company records its share of the unrealized gains and losses on equity-oriented investments, net of applicable deferred income taxes, in accumulated other comprehensive income in shareholders’ equity when it does not have a controlling financial interest in or exert significant influence over an entity (generally a voting interest of less than 20%).

When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally a voting interest of 20% to 50%) and has an investment in common stock or substance common stock, the Company accounts for its investments in accordance with the equity method of accounting prescribed by Accounting Principles Board Opinion No. (“APB”) 18, “The Equity Method of Accounting for Investments in Common Stock.” The carrying amounts of equity method investments are initially recorded at cost and adjusted to recognize the Company’s share of the profits or losses, net of any intercompany gains and losses, of the investees subsequent to the purchase date. Such profits and losses are recorded within net investment income in the consolidated statements of operations. Dividends are applied as a reduction of the carrying amount of equity method investments.

MBIA regularly monitors its investments in which fair value is less than amortized cost in order to assess whether such a decline in value is other than temporary. In assessing whether a decline in value is other than temporary, the Company considers several factors, including but not limited to (a) the magnitude and duration of the decline and (b) the reasons for the decline, such as general interest rate or credit spread movements, credit rating downgrades, issuer-specific changes in credit spreads, and the financial condition of the issuer. Based on this assessment, if the Company believes that either (a) the investment’s fair value will not recover to an amount equal to its amortized cost or (b) the Company does not have the ability and intent to hold the investment to maturity or until the fair value recovers to an amount at least equal to amortized cost, it will consider the decline in value to be other than temporary. If MBIA determines that a decline in the value of an investment is other than temporary, the investment is written down to its fair value and a realized loss is recorded in net income.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with banks with original maturities of less than 90 days.

Policy Acquisition Costs

Policy acquisition costs include those expenses that relate primarily to, and vary with, the acquisition of new insurance business. The Company periodically conducts a study to determine which operating costs have been incurred to acquire new insurance business and qualify for deferral. For business produced directly by MBIA Corp., such costs include compensation of employees involved in underwriting and policy issuance functions, certain rating agency fees, state premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. Policy acquisition costs, net of ceding commissions, related to non-derivative insured financial guarantee transactions are deferred and amortized over the period in which the related premiums are earned. Policy acquisition costs related to insured derivative transactions are expensed as incurred.

MBIA will recognize a premium deficiency if the sum of expected loss and loss adjustment expenses and unamortized policy acquisition costs exceed the related unearned premiums. If MBIA were to have a premium deficiency that is greater than unamortized acquisition costs, the unamortized acquisition costs would be reduced by a charge to expense, and a liability (if necessary) would be established for any remaining deficiency. As of December 31, 2007, there have been no premium deficiencies. Although GAAP permits the inclusion of anticipated investment income when determining a premium deficiency, it is currently not being included in the Company’s evaluation.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Property and Equipment

Property and equipment consists of land, buildings, leasehold improvements, furniture, fixtures and computer equipment and software. All property and equipment is recorded at cost and, except for land, is depreciated over the appropriate useful life of the asset using the straight-line method. Leasehold improvements are amortized over the useful life of the improvement or the remaining term of the lease, whichever is shorter. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and any gain or loss on disposition is recognized as a component of net realized gains (losses). Maintenance and repairs are charged to current earnings as incurred.

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

Derivatives

Under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, all derivative instruments, whether stand-alone or embedded in other contracts or securities, are recognized on the balance sheet at their fair value, and changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges. If the derivatives qualify as hedges, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings. If circumstances or events arise that require the termination and settlement of a derivative contract prior to maturity, any resulting gain or loss will be recognized immediately in earnings. For qualifying fair value hedges, if the hedge relationship is terminated, the derivative fair value adjustment is reported as part of the basis of the hedged item and is amortized to earnings as a yield adjustment. For qualifying cash flow hedges, if the hedge relationship is terminated, the derivative fair value adjustment recorded in other comprehensive income (loss) is recognized in earnings at the time the hedged cash flows are recognized, consistent with the original hedge strategy. If the underlying hedged item of a hedge relationship ceases to exist, all changes in the fair value of the derivative are recognized in earnings each period until the derivative matures or terminates.

The nature of the Company’s business activities require the management of various financial and market risks, including those related to changes in interest rates and foreign currency exchange rates. The Company uses derivative instruments to mitigate or eliminate certain of those risks. Additionally, the Company has used insured credit derivatives as an alternative form of financial guarantee. These insured credit derivative contracts are accounted for at fair value with changes in fair value recorded in earnings since they do not qualify for the financial guarantee scope exception under SFAS 133, as amended. The Company’s insured credit derivative portfolio primarily consists of structured pools of credit default swaps (“CDS contracts”). The CDS contracts principally reference obligations consisting of various asset classes. These contracts have different terms than the typical market standard CDS contracts that are traded between other capital markets participants. In general, the Company’s CDS contracts are held until maturity, do not require the posting of collateral, the payment terms are structured on a “pay as you go basis”, and the contracts generally cannot be accelerated unless at the Company’s option. Historically, there has not been a market for the transfer of such highly structured insured credit derivative contracts, in part because of the contractual differences noted above. As a result, we believe there are no relevant third party “exit value” market observations for these contracts. If we were to affect a transfer of these contracts, we believe the most likely counterparties would be other financial guarantee insurers and reinsurers. In the absence of an actual financial market, we value these insured credit derivatives at the estimated amount that financial guaranty insurers with comparable credit ratings as us would require to assume these contracts. Since there are no active market transactions in our exposures, we generally use vendor-developed and proprietary models, depending on the type and structure of the contract, to estimate the fair value of our derivative contracts. In limited instances, we do execute transactions with reinsurers that reduce our exposure to insured credit derivatives. In those instances, we consider the transactions to be good indicators of fair value when the transaction is negotiated independently of other transactions and when it is executed at or near the measurement date. In such cases, the premiums we pay to the reinsurers are used to fair value the derivative contract, after adjusting for reinsurance contract terms that differ from our underlying insured credit derivative. Our insured CDS valuation model simulates what a bond insurer would charge to guarantee the transactions on the measurement date, based on the market-implied default risk of the underlying collateral and the subordination. Implicit in this approach is the notion that bond insurers would be willing to accept these contracts from us at a price equal to what they could issue them for in the current market. See “Note 6: Derivative Instruments” for further detail on the model and inputs used to estimate the fair value of these contracts. As a result of our decision in February 2008 to not insure credit derivative instruments and the potential that other market participants stop insuring credit derivative contracts, coupled with the lack of exchange transactions in the current market place, it may become more difficult to obtain observable market inputs for our valuations in the future. As a result, the assumptions about market participants or their assumptions that are used in estimating fair value may change in the future. We will continually monitor these developments as conditions warrant.

Credit default swaps are also entered into in the investment management services operations to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business. These credit derivative contracts are accounted for at fair value with changes in fair value recorded in earnings since they do not qualify for hedge accounting treatment under SFAS 133. See “Note 6: Derivative Instruments” for a further discussion of the Company’s use of derivatives and their impact on the Company’s financial statements.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

The Company establishes two types of loss and LAE reserves for non-derivative financial guarantees: an unallocated loss reserve and case basis reserves. The unallocated loss reserve is established on an undiscounted basis with respect to the Company’s entire non-derivative insured portfolio. The Company’s unallocated loss reserve represents the Company’s estimate of losses that have or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. The unallocated loss reserve is increased on a quarterly basis using a formula that applies a “loss factor” to the Company’s scheduled net earned premium for the respective quarter, both of which are defined and set forth below. This increase in the unallocated reserve is the Company’s provision for loss and loss adjustment expenses as reported on the Company’s consolidated statements of operations. Scheduled net earned premium represents total quarterly premium earnings, net of reinsurance, from all policies in force less the portion of quarterly premium earnings that have been accelerated as a result of the refunding or defeasance of insured obligations. Total earned premium as reported on the Company’s consolidated statements of operations includes both scheduled net earned premium and premium earnings that have been accelerated, net of reinsurance. Once a policy is originated, the amount of scheduled net earned premium recorded in earnings will be included in the Company’s calculation of its unallocated loss reserve. When an insured obligation is refunded, defeased or matures, the Company does not reverse the unallocated loss reserve previously generated from the scheduled net earned premium on such obligation as the Company’s unallocated loss reserve is not specific to any individual obligation.

Each quarter, the Company calculates its provision for the unallocated loss reserve as a fixed percent of scheduled net earned premium of the insurance operations. This amount is recorded as “Losses and loss adjustment expense” on the consolidated statements of operations. Annually, the Loss Reserve Committee evaluates the appropriateness of this fixed percent loss factor. In performing this evaluation, the Loss Reserve Committee considers the composition of the Company’s insured portfolio by municipal sector, structured asset class, remaining maturity and credit quality, along with the latest industry data, including historical default and recovery experience for the relevant sectors of the fixed-income market. In addition, the Company considers its own historical loss activity and how those losses develop over time. The Loss Reserve Committee reviews the results of its annual evaluation over several years to determine whether any long-term trends are developing that indicates the loss factor should be increased or decreased. Therefore, case basis reserves established in any year may be above or below the loss factor without requiring an increase or decrease to the loss factor. However, if a catastrophic or unusually large loss occurred in a single year, the Loss Reserve Committee would consider taking an immediate charge through “Losses and loss adjustment expenses” and possibly also increase the loss factor in order to maintain an adequate level of loss reserves.

Significant changes to any variables on which the loss factor is based, over an extended period of time, would likely result in an increase or decrease in the Company’s loss factor with a corresponding increase or decrease in the amount of the Company’s loss and loss adjustment expense provision. For example, as external and internal statistical data are applied to the various sectors of the Company’s insured portfolio, a shift in business written toward sectors with high default rates would likely increase the loss factor, while a shift toward sectors with low default rates would likely decrease the loss factor. Additionally, increases in statistical default rates relative to the Company’s insured portfolio and in the Company’s actual loss experience or decreases in statistical recovery rates and in the Company’s actual recovery experience would likely increase the Company’s loss factor. Conversely, decreases in statistical default rates relative to the Company’s insured portfolio and in the Company’s actual loss experience or increases in statistical recovery rates and in the Company’s actual recovery experience would likely decrease the Company’s loss factor.

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

MBIA establishes new case basis reserves with respect to a specific insurance policy when the Loss Reserve Committee determines that (i) a claim has been made or is probable in the future with respect to such policy based on specific credit events that have occurred

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

and (ii) the amount of the ultimate loss that MBIA will incur under such policy can be reasonably estimated. The amount of the case basis reserve with respect to any policy is based on the net present value of the expected ultimate losses and loss adjustment expense payments that the Company expects to pay with respect to such policy, net of expected recoveries under salvage and subrogation rights. The amount of the expected loss, net of expected recoveries, is discounted based on a discount rate equal to the actual yield of the fixed-income portfolio held by the Company’s insurance subsidiaries at the end of the preceding fiscal quarter. The Company believes this yield is an appropriate rate of return for present valuing its reserves as it reflects the rate of return on the assets supporting future claim payments by the Company. The discount rate used at December 31, 2007, 2006 and 2005 was 5.06%, 5.10% and 5.00%, respectively. Once a case basis reserve is established for an insured obligation, the Company continues to record premium revenue to the extent premiums have been or are expected to be collected on that obligation.

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

The Company’s loss reserving policy, described above, is based on guidance provided in SFAS 60, “Accounting and Reporting by Insurance Enterprises,” SFAS 5, “Accounting for Contingencies” and analogies to Emerging Issues Task Force (“EITF”) 85-20, “Recognition of Fees for Guaranteeing a Loan.” SFAS 60 requires that, for short-duration contracts, a liability for unpaid claim costs relating to insurance contracts, including estimates of costs relating to incurred but not reported claims, be accrued when insured events occur. Additionally, SFAS 5 requires that a loss be recognized where it is probable that one or more future events will occur confirming that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

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

On April 18, 2007, the FASB issued an Exposure Draft (“ED”) entitled “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of SFAS 60, “Accounting and Reporting by Insurance Enterprises”, with a 60-day comment period. The comment period ended on June 18, 2007. On September 4, 2007, the FASB Board held a public roundtable meeting with respondents to the ED to discuss significant issues raised in the comment letters. Since the roundtable, the FASB Board re-deliberated on some of the issues raised. The ED clarifies how SFAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the methodologies to account for premium revenue and claim liabilities, as well as related disclosures. The proposals contained in the ED are not considered final accounting guidance until the FASB completes its due process procedures and issues a final statement, which could differ from the ED. Under the ED, or the re-deliberated meetings, MBIA would be required to recognize premium revenue by applying a fixed percentage of premium to the amount of exposure outstanding at each reporting period (referred to as the level-yield approach). The proposed recognition approach for a claim liability would require MBIA to recognize a claim liability when there is an expectation that a claim loss will exceed the unearned premium revenue (liability) on a policy basis based on the present value of expected cash flows. Additionally, the ED would require MBIA to provide expanded disclosures relating to factors affecting the recognition and measurement of financial guarantee contracts.

The final statement is expected to be issued in the first quarter of 2008 with an effective date of January 1, 2009 except for the disclosure of a surveillance list which could be effective as early as second quarter of 2008. The cumulative effect of initially applying the final statement will be recorded as an adjustment to the opening balance of retained earnings for that fiscal year. MBIA is in the process of evaluating how the ED and subsequent re-deliberated decisions will impact its financial statements. Until final guidance is issued by the FASB and is effective, MBIA will continue to apply its existing policies with respect to the establishment of both case basis and unallocated loss reserves and the recognition of premium revenue.

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

Premium Revenue Recognition

Upfront premiums are earned in proportion to the expiration of the related principal balance of an insured obligation. Therefore, for transactions in which the premium is received upfront, premium earnings are greater in the earlier periods when there is a higher amount of principal outstanding. The upfront premiums are apportioned to individual sinking fund payments of a bond issue according to an amortization schedule. After the premiums are allocated to each scheduled sinking fund payment, they are earned on a straight-line basis over the period of that sinking fund payment. Accordingly, deferred premium revenue represents the portion of premiums written that is applicable to the unexpired risk of insured bonds and notes. When an MBIA-insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing United States (“U.S.”) Government securities in escrow, the remaining deferred premium revenue is earned at that time since there is no longer risk to the Company. Installment premiums are earned on a straight-line basis over each installment period, generally one year or less. As the outstanding principal of an installment-based policy is paid down by the issuer of an MBIA-insured obligation, less premium is collected and recognized by MBIA. The Company may receive premiums upon the early termination of installment-based policies,

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

which are earned when received. Both upfront and installment premium recognition methods recognize premiums over the term of an insurance policy in proportion to the remaining outstanding principal balance of the insured obligation. Premium revenue recognition is subject to change as a result of the FASB’s ED described in the preceding “Losses and Loss Adjustment Expenses” section.

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

Fee and Reimbursement Revenue Recognition

The Company collects insurance related fees for services performed in connection with certain transactions. In addition, the Company may be entitled to reimbursement of third-party insurance expenses that it incurs in connection with certain transactions. Depending upon the type of fee received and whether it is related to an insurance policy, the fee is either earned when it is received or deferred and earned over the life of the related transaction. Work, waiver and consent, termination, administrative and management fees are earned when the related services are completed and the fee is received. Structuring and commitment fees are earned on a straight-line basis over the life of the related insurance policy. Expense reimbursements are recognized when received.

Fees related to investment management services are recognized in earnings over the period that the related services are provided. Asset management fees are typically based on the net asset values of assets under management.

Stock-Based Compensation

The Company follows the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as revised by SFAS 123(R), “Share-Based Payment.” Under the modified prospective transition method selected by the Company under the provisions of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” all equity-based awards granted to employees and existing awards modified on or after January 1, 2003 are accounted for at fair value with compensation expense recorded in net income. See “Note 24: Long-term Incentive Plans” for a further discussion regarding the methodology utilized in recognizing employee stock compensation expense.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109.” FIN 48 requires that the Company determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. FIN 48 also provides guidance on the derecognition, classification and disclosure of tax positions. MBIA adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See “Note 13: Income Taxes” for disclosures required by FIN 48.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133 and SFAS 140. SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that would otherwise require bifurcation. The fair value designation may be applied on an instrument-by-instrument basis; however, the election to apply fair value accounting is irrevocable. MBIA adopted the provisions of SFAS 155 on January 1, 2007 and elected the fair value option for certain structured investments and a medium-term note liability. The effect of adopting SFAS 155 resulted in a $1.9 million after-tax ($3.0 million pre-tax) decrease to opening retained earnings as of January 1, 2007, representing the difference between the fair values of the hybrid financial instruments and the reported carrying values as of December 31, 2006. The decrease in retained earnings includes after-tax gross gains of $0.3 million ($0.5 million pre-tax) and after-tax gross losses of $2.2 million ($3.5 million pre-tax). For the year ended December 31, 2007, changes in the fair value of hybrid financial instruments resulted in a net pre-tax loss of $12.9 million, which is included in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statement of income.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit with respect to dividends or dividend equivalents for non-vested restricted shares or restricted share units that are paid to employees be recorded as an increase to additional paid-in capital. MBIA currently records such tax benefit as a reduction of income tax expense. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company adopted the provisions of EITF Issue No. 06-11 in the fourth quarter of 2007 and the adoption of EITF Issue No. 06-11 did not have a material impact on its financial statements.

Recent Accounting Developments

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements”, an amendment of ARB No. 51. SFAS 160 requires reporting entities to present noncontrolling (minority) interest as equity (as opposed to liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. MBIA is currently evaluating the provisions of SFAS 160 and their potential impact on the Company’s financial statements.

In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 permits a reporting entity that is a party to a master netting agreement to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 and is required to be applied retrospectively for all financial statements presented unless it is impracticable to do so. The Company will adopt the provisions of the FSP beginning January 1, 2008 and at that time is expected to elect not to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under a master netting agreement against fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. The Company will continue to elect not to offset the fair value amounts recognized for derivative contracts executed with the same counterparty under a master netting arrangement.

On April 18, 2007, the FASB issued an ED entitled “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of SFAS 60, with a 60-day comment period. The comment period ended on June 18, 2007. On September 4, 2007, the FASB Board held a public roundtable meeting with respondents to the ED to discuss significant issues raised in the comment letters. Since the roundtable, the FASB Board re-deliberated on some of the issues raised. The ED clarifies how SFAS 60 applies to financial guarantee

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements (continued)

insurance contracts issued by insurance enterprises, including the methodologies to account for premium revenue and claim liabilities, as well as related disclosures. The proposals contained in the ED are not considered final accounting guidance until the FASB completes its due process procedures and issues a final statement, which could differ from the ED. Under the ED, or the re-deliberated meetings, MBIA would be required to recognize premium revenue by applying a fixed percentage of premium to the amount of exposure outstanding at each reporting period (referred to as the level-yield approach). The proposed recognition approach for a claim liability would require MBIA to recognize a claim liability when there is an expectation that a claim loss will exceed the unearned premium revenue (liability) on a policy basis based on the present value of expected cash flows. Additionally, the ED would require MBIA to provide expanded disclosures relating to factors affecting the recognition and measurement of financial guarantee contracts.

The final statement is expected to be issued in the first quarter of 2008 with an effective date of January 1, 2009 except for the disclosure of a surveillance list which could be effective as early as second quarter of 2008. The cumulative effect of initially applying the final statement will be recorded as an adjustment to the opening balance of retained earnings for that fiscal year. MBIA is in the process of evaluating how the ED and subsequent re-deliberated decisions will impact its financial statements. Until final guidance is issued by the FASB and is effective, MBIA will continue to apply its existing policies with respect to the establishment of both case basis and unallocated loss reserves and the recognition of premium revenue. A further description of the Company’s loss reserving and premium recognition policies are included in “Note 2: Significant Accounting Policies.”

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides the Company an irrevocable option to measure eligible financial assets and liabilities at fair value, with changes in fair value recorded in earnings, that otherwise are not permitted to be accounted for at fair value under other accounting standards. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. MBIA will adopt the provisions of SFAS 159 beginning January 1, 2008. With the exception of certain structured investments and medium-term note liabilities for which fair value option was elected under SFAS 155, the Company will not elect to apply the fair value option to any of its existing eligible financial instruments that are not currently accounted for at fair value.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 requires that fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). MBIA will adopt the provisions of SFAS 157, excluding nonfinancial assets and liabilities per FSP FAS 157-2, beginning January 1, 2008. The Company believes that the transition adjustment to opening retained earnings will not have a material effect on its financial statements. The Company is currently evaluating the prospective impact of SFAS 157 on its financial results and disclosures for the first quarter of 2008.

Note 4: Goodwill

Goodwill totaled $79.4 million as of December 31, 2007 and 2006, of which $76.9 million was within the insurance reporting segment and $2.5 million was within the investment management services reporting segment.

The Company performed its annual impairment testing of goodwill required under SFAS 142 as of January 1, 2008 and January 1, 2007. On both dates, the fair values of the insurance reporting segment and the investment management services reporting segment exceeded their carrying values indicating that goodwill was not impaired. In performing this evaluation, the Company determined that the best measure of the fair value of the insurance reporting segment was its book value adjusted for the after-tax effects of net

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Goodwill (continued)

deferred premium revenue less deferred acquisition costs, the present value of installment premiums and a provision for losses to arrive at adjusted book value. Adjusted book value is a common measure used by security analysts to assess the value of financial guarantee companies. The investment management services reporting segment’s fair value was determined by using a multiple of earnings before income tax, depreciation and amortization (“EBITDA”), as this is a common measure of fair value in the investment management industry.

Note 5: Variable Interest Entities

Insurance

The Company provides credit enhancement services to global finance clients through the use of third-party special purpose vehicles (“SPVs”). Third-party SPVs are used in a variety of structures guaranteed by MBIA, and the Company has determined that such SPVs fall within the definition of a VIE under FIN 46(R). MBIA must determine whether it has variable interests in these third-party VIEs and if so, whether those variable interests would cause MBIA to be the primary beneficiary and, therefore, consolidate such entities. Under FIN 46(R), MBIA’s guarantee of the assets or liabilities of a VIE constitute a variable interest and require MBIA to assess whether it is the primary beneficiary. Consolidation of such VIEs does not increase MBIA’s exposure above that already committed to in its insurance policies or insured credit derivatives. The Company has consolidated two third-party VIEs as a result of guarantees provided by its insurance operations. Third-party VIEs’ assets and liabilities are primarily reported in “Investments held-to-maturity” and “Variable interest entity floating rate notes”, respectively, on the face of the Company’s balance sheet. These assets and liabilities each totaled $1.4 billion at December 31, 2007 and $1.5 billion at December 31, 2006 and were consolidated in connection with two separate securitization vehicles collateralized with residential mortgages and life insurance policies. Revenues and expenses related to third-party VIEs are primarily recorded in “Net investment income” and “Interest expense”, respectively, on the Company’s statements of operations and substantially net to zero. Third-party VIEs’ creditors do not have recourse to the general assets of MBIA outside of the financial guarantee policies provided to the VIEs.

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

Investment Management Services

In addition to third-party SPVs, the Company provides structured funding and credit enhancement services to global finance clients through the use of certain MBIA-administered, bankruptcy-remote SPVs. These vehicles are Triple-A One Funding Corporation (“Triple-A One”), Meridian Funding Company, LLC (“Meridian”) and Polaris Funding Company, LLC (“Polaris”) (collectively, the “Conduits”). Polaris ceased operations in 2007 and MBIA had no assets or liabilities on its balance sheet relating to Polaris as of December 31, 2007. The purpose of the Conduits is to provide clients with an efficient source of funding, which may offer MBIA the opportunity to issue financial guarantee insurance policies. The Conduits purchase various types of financial instruments, such as debt securities, loans, lease receivables and trade receivables, and fund these purchases through the issuance of asset-backed short-term commercial paper or medium-term notes. The assets and liabilities within the medium-term note programs are managed primarily on a match-funded basis and may include the use of derivative hedges, such as interest rate and foreign currency swaps. By match-funding and hedging, the Conduits eliminate the risks associated with fluctuations in interest and foreign currency rates, indices and liquidity. Conduits involve rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs. In general, asset purchases at the inception of a program are required to be investment grade by at least one major rating agency.

The Conduits fall within the scope of FIN 46(R) and are consolidated by the Company. The conduit segment within the Company’s investment management services operations is principally composed of the activities of these entities. MBIA has included on its balance sheet the assets and liabilities of each Conduit, which consist primarily of various types of investments funded by medium-term notes and commercial paper, and has included in its income statement the operating revenues and expenses of the Conduits. Certain of MBIA’s consolidated subsidiaries have invested in Conduit debt obligations or have received compensation for services provided to the Conduits. As such, MBIA has eliminated intercompany transactions with the Conduits from its balance sheet and income statement. After the elimination of such intercompany assets and liabilities, Conduit total assets and liabilities were $4.4 billion and $4.3 billion, respectively, at December 31, 2007 and $4.3 billion and $4.2 billion, respectively, at December 31, 2006. The Conduits’ creditors do not have recourse to the general assets of MBIA outside of financial guarantee policies provided to the Conduits.

During 2006, the Company structured two non-consolidated SPV investment programs, Hudson-Thames Capital Limited (“Hudson-Thames”), a structured investment vehicle (“SIV”), and East-Fleet Finance Limited (“East-Fleet”), a funding conduit. For

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Variable Interest Entities (continued)

both of these entities, a subsidiary of MBIA Asset Management provided fee-based asset management and administrative services, acting under approved management agreements and at the direction of independent boards of directors of the entities. The Company has determined that both Hudson-Thames and East-Fleet meet the definition of a VIE. MBIA has determined that it is not the primary beneficiary of these entities, and therefore, does not consolidate the SPVs. The obligations issued by Hudson-Thames and East-Fleet are not guaranteed by the Company, and the Company has no liquidity obligations to Hudson-Thames or East-Fleet. In the fourth quarter of 2006, MBIA Asset Management sold $922.2 million of fixed-income investments, including debt issued by investment grade financial institutions and asset-backed securities, to Hudson-Thames. MBIA recorded an immaterial loss on the sale. Hudson-Thames invested in high quality investments and derivatives under various programs and funded its investments and derivatives by issuing capital notes, Euro and U.S. commercial paper and medium-term notes. At December 31, 2006, MBIA Asset Management held an interest in Hudson-Thames through the purchase of $8.7 million in Hudson-Thames capital notes and by providing asset management services to Hudson-Thames. The obligations issued by Hudson-Thames were not guaranteed by MBIA and MBIA’s creditors did not have any rights to the assets of Hudson-Thames. During the summer of 2007, adverse conditions in the structured finance and SIV markets inhibited Hudson-Thames from issuing new senior notes (primarily commercial paper) to repay maturing notes. During the fourth quarter, at the direction of the Hudson-Thames board of directors, all of the remaining assets of Hudson-Thames were sold, all of its senior liabilities were fully paid, and in December 2007, Hudson-Thames ceased operations. Overall results for 2007 reflect the impairment of MBIA’s capital notes and unreimbursed expenses, which combined totaled $8.2 million.

Note 6: Derivative Instruments

MBIA enters into derivative transactions as an additional form of financial guarantee and for purposes of hedging risks associated with existing assets and liabilities and forecasted transactions. Credit default swaps are also entered into in the investment management services operations to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business. The Company accounts for derivative transactions in accordance with SFAS 133, as amended, which requires that all such transactions be recorded on the Company’s balance sheet at fair value. The fair value of derivative instruments is determined as the amount that would be exchanged in a current transaction between willing parties. Changes in the fair value of derivatives are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive income (loss),” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge.

Insurance

The Company has entered into derivative transactions that it views as an extension of its core financial guarantee business but which do not qualify for the financial guarantee scope exception under SFAS 133 and, therefore, must be stated at fair value. The insurance operations, which represent the majority of the Company’s notional derivative exposure, have insured derivatives primarily consisting of structured pools of credit default swaps that the Company intends to hold for the entire term of the contract. The insurance operations have also provided guarantees on the value of certain structured closed-end funds, which meet the definition of a derivative under SFAS 133. The Company reduces risks embedded in its insured portfolio through the use of reinsurance and by entering into derivative transactions. This includes cessions of insured derivatives under reinsurance agreements and capital markets transactions in which the Company economically hedges a portion of the credit and market risk associated with its insured credit derivative portfolio. Such arrangements are also accounted for as derivatives under SFAS 133 and recorded in the Company’s financial statements at fair value. Premiums received on insured derivatives are recorded as part of premiums earned. Additionally, changes in fair values of derivative transactions within MBIA’s insurance operations are recorded in current earnings. In February 2008, MBIA Corp. decided to no longer insure credit derivatives except in transactions related to the reduction of existing derivative exposure.

Investment Management Services

The investment management services operations have entered into derivative transactions primarily consisting of interest rate, cross currency, credit default and total return swaps and principal protection guarantees. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to hedge the variability in cash flows resulting from fluctuations in foreign currency rates. Credit default swaps are entered into to hedge credit risk or to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business. The maximum amount of future payments the Company may be required to make under credit default swap contracts, should a full credit event occur on all of its outstanding contracts, is $3.1 billion. These credit default swaps, which have standard market terms, reference credits with an average quality between Aa3 and A1 and have a maturity range of up to 10 years, with an average life of approximately 2.6 years. In accordance with SFAS 133, the fair values of these credit default swaps at December 31, 2007 are recorded on the consolidated balance sheet as assets and liabilities, representing gross gains and losses, of $1.2 million and $23.0 million, respectively. Total return swaps are entered into to enable the Company to earn returns on certain obligations without directly owning the underlying obligations. The Company has also provided loss protection on certain MBIA Municipal Investor Service Corporation (“MBIA-MISC”) managed municipal pools that invest in highly rated short-term fixed-income securities. Such protection is accounted for as a derivative under SFAS 133 and is included as part of the Company’s principal protection guarantees.

Certain interest rate and cross currency swaps qualify as cash flow hedges and fair value hedges under SFAS 133. The cash flow hedges mitigate or offset fluctuations in cash flows arising from variable rate assets or liabilities. The unrealized gains and losses relating to the cash flow hedges are reported in accumulated other comprehensive income (loss) and will be reclassified into earnings as interest revenue and expense are recognized on the hedged assets and liabilities. The fair value hedges are used to protect against changes in the market value of the hedged assets or liabilities. The gains and losses relating to the fair value hedges are recorded directly in earnings. Cash flow and fair value hedges are hedging existing assets, liabilities or forecasted transactions. During 2007, the Company recorded losses of $1.0 million (net of tax) and gains of less than $0.1 million in earnings within net gains (losses) on financial instruments at fair value and foreign exchange due to the ineffectiveness of fair value hedges and cash flow hedges, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Derivative Instruments (continued)

The Conduits primarily enter into interest rate and cross currency swaps as economic hedges against interest rate and currency risks. The cross currency swaps qualify as fair value hedges of foreign currency risk under SFAS 133. During 2007, the Company recorded losses of $3.8 million (net of tax) in earnings due to the ineffectiveness of these hedges. The Company also recorded losses of $2.6 million (net of tax) on economic hedges that did not qualify for hedge accounting under SFAS 133.

Cash flow hedges related to the investment management services operations resulted in an aggregate net unrealized loss of $10.8 million (net of tax) in accumulated other comprehensive income (loss) at December 31, 2007. The aggregate net unrealized loss is composed of both positive and negative future cash flows. The Company expects that approximately $1.6 million of unrealized gains (net of tax) will migrate from accumulated other comprehensive income (loss) into earnings during 2008 and the remaining amount over the term of the contracts.

Corporate

The corporate operations have entered into a cross currency swap to hedge foreign exchange risks related to the issuance of certain MBIA long-term debt in accordance with the Company’s risk management policies. The cross currency swap has been designated as a cash flow hedge and hedges the variability arising from currency exchange rate movements on the foreign denominated fixed rate debt. Changes in the fair value of the cross currency swap are recorded in accumulated other comprehensive income. As the debt is revalued at the spot exchange rate in accordance with SFAS 52, “Foreign Currency Translation,” an amount that will offset the related transaction gain or loss arising from the revaluation will migrate each period from accumulated other comprehensive income (loss) into earnings. This cash flow hedge was 100% effective during 2007.

The cross currency swap resulted in an aggregate unrealized loss of $2.0 million (net of tax) remaining in accumulated other comprehensive income (loss) at December 31, 2007. The Company expects that approximately $0.4 million of unrealized losses (net of tax) will migrate from accumulated other comprehensive income (loss) into earnings during 2008 and the remaining balance over the term of the contract.

Derivative Valuations

Through MBIA Corp., we regularly insure derivative instruments as part of our core financial guarantee business, which represent the majority of the Company’s notional derivative exposure. In most cases these derivative instruments do not qualify for the financial guarantee scope exception under SFAS 133. In February 2008, the Company decided not to insure credit derivative instruments except in transactions related to the reduction of our existing insured derivative exposure. Prior to this decision, we insured credit derivatives that referenced primarily structured pools of cash securities and credit default swaps (“CDS”). The Company generally provided credit default swap protection on the most senior liabilities of structured finance transactions, and at inception of the contract its exposure generally has more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral for the insured derivatives are cash securities and credit default swaps referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed and collateralized debt obligation securities.

In determining fair value, the Company uses various valuation approaches with priority given to observable market prices when they are available. Market prices are generally available for traded securities and market standard CDS but are less available or unavailable for highly-customized credit default swaps. Most of the derivative contracts the Company insures are structured credit derivative transactions that are not traded and do not have observable market prices. Typical market credit default swaps are standardized, liquid instruments that reference tradable securities such as corporate bonds that also have observable prices. These market standard credit default swaps also involve collateral posting, and upon a default of the reference bond, can be settled in cash.

In contrast, the Company’s insured credit default swap contracts do not contain the typical CDS market standard features as described above but have been customized to replicate its financial guarantee insurance policies. Our insured derivative instruments provide protection on a specified or managed pool of securities or CDS with a deductible or subordination level. The Company is never required to post collateral, and upon default, payments are made on a “pay-as-you-go” basis after the subordination in a transaction is exhausted.

The Company’s payment obligations after a default vary by deal and by insurance type. There are three primary types of policy payment requirements:

(i)	timely interest and ultimate principal;

(ii)	ultimate principal only at final maturity; and

(iii)	payments upon settlement of individual collateral losses as they occur upon erosion of deal deductibles.

The Company’s insured credit derivative policies are structured to prevent large one-time claims upon an event of default and to allow for payments over time (i.e. “pay as you go” basis) or at final maturity. Also, each insured credit default swap the Company enters into is governed by a single transaction International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement relating only to that particular transaction/insurance policy. There is no requirement for mark-to-market termination payments, under most monoline standard termination provisions, upon the early termination of the insured credit default swap. However, some contracts have mark-to-market termination payments for termination events within the Company’s control. An additional difference between our CDS and the typical market standard CDS is that there is no acceleration of the payment to be made under our insured credit default swap contract unless the Company elects to accelerate at its option. Furthermore, by law, these contracts are unconditional and irrevocable, and cannot be transferred to most other capital market participants as they are not licensed to write insurance contracts. Through reinsurance, the risk of loss (but not counterparty risk) on these contracts can be transferred to other financial guarantee insurance and reinsurance companies.

Historically, there has not been a market for the transfer of such highly structured insured credit derivative contracts, in part because of the contractual differences noted above. As a result, we believe there are no relevant third party “exit value” market observations for these contracts. If we were to affect a transfer of these contracts, we believe the most likely counterparties would be other financial guarantee insurers and reinsurers. In the absence of an actual financial market, we value these insured credit derivatives at the estimated amount that financial guaranty insurers with comparable credit ratings as us would require to assume these contracts. Since there are no active market transactions in our exposures, we generally use vendor-developed and proprietary models, depending on the type and structure of the contract, to estimate the fair value of our derivative contracts. In limited instances, we do execute transactions with reinsurers that reduce our exposure to insured credit derivatives. In those instances, we consider the transactions to be good indicators of fair value when the transaction is negotiated independently of other transactions and when it is executed at or near the measurement date. In such cases, the premiums we pay to the reinsurers are used to fair value the derivative contract, after adjusting for reinsurance contract terms that differ from our underlying insured credit derivative.

As a result of our decision in February 2008 to not insure credit derivative instruments and the potential that other market participants stop insuring credit derivative contracts, coupled with the lack of exchange transactions in the current market place, it may become more difficult to obtain observable market inputs for our valuations in the future. As a result, the assumptions about market participants or their assumptions that are used in estimating fair value may change in the future. We will continually monitor these developments as conditions warrant.

Our insured CDS valuation model simulates what a bond insurer would charge to guarantee the transactions on the measurement date, based on the market-implied default risk of the underlying collateral and the subordination. Implicit in this approach is the notion that bond insurers would be willing to accept these contracts from us at a price equal to what they could issue them for in the current market. The majority of our transactions are valued using a probabilistic approach to price the risk associated with our exposure on the credit derivative contract. The Company applies a Binomial Expansion Technique (“BET”) based model to the transaction structures to derive a probabilistic measure of expected loss for its exposure using market pricing on the underlying collateral within the transaction. At any point in time, the mark-to-market gain or loss on a transaction is the difference between the original price of risk (the original market-implied expected loss) and the current price of the risk.

The BET was developed and published by Moody’s and provides an alternative to simulation models in estimating a probability distribution of losses on a diverse pool of assets. The model that the Company uses has been modified from the Moody’s version as described below. The distribution of expected losses can then be applied to a specific transaction structure in order to size the expected losses of different risk exposure tranches within a structured transaction. The Company uses the BET model, together with market price for the underlying collateral to estimate fair value of its insured derivatives.

This approach is used to value almost all of the credit default swaps on tranched portfolios of credits (“portfolio CDS”) or on senior tranches of CDOs of the insured portfolio. There are various inputs and assumptions that are key within this approach and these are listed below.

Assumptions

The key assumptions of the BET model include:

•	Collateral default probabilities are determined by market credit spreads

•	Collateral in the portfolio is generally considered on an average basis instead of modeling each piece of collateral separately

•	Correlation is modeled using a diversity score, which is calculated based on rules regarding industry or sector concentrations

•	Defaults are modeled such that they are spaced evenly over time

•	Recovery rates are based on historical averages

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Derivative Instruments (continued)

The main modifications we have made to the BET model developed by Moody’s are a) the use of market credit spreads to determine default probability instead of using historical loss experience, and b) for collateral pools where the spread distribution is characterized by extremes we model each segment of the pool individually instead of using an overall pool average.

Inputs

The specific model inputs are listed below, including how market credit spreads are derived on the underlying transaction collateral, how the Company determines credit quality (using a Weighted Average Rating Factor (“WARF”)), correlation/diversity estimation, and recovery rates.

•

Credit spreads – These are obtained from market data sources published by third parties (e.g. CMBX index spreads, dealer spread tables for the collateral similar to assets within our transactions) as well as collateral-specific spreads provided by trustees or obtained from market sources. If observable market credit spreads are not available for the underlying reference obligations, then a market spread is used that most closely resembles the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. This data is obtained from recognized sources and is reviewed on an ongoing basis for reasonableness and applicability to our derivative portfolio.

The following spread hierarchy is used to determine which source of spread to use, with the rule being to use CDS spreads where available. If not available, then cash security spreads are used.

1.	Actual collateral specific credit spreads (if up-to-date and reliable market based spreads are available, they are used)

2.	Sector specific spreads (such as CMBX index spreads or dealer provided spread tables by asset class and rating)

3.	Corporate spreads (corporate spread table based on rating)

4.	Benchmark from most relevant spread source (if no specific spreads are available and corporate spreads are not directly relevant, an assumed relationship will be used between corporate spreads or sector specific spreads and collateral spreads)

For example, if current market based spreads are not available then the Company utilizes a generic spread from a published source like CMBX or a corporate cash spread table or a dealer published asset backed spread table. The generic spread utilized is based on the nature of the underlying collateral in the deal. Deals with corporate collateral use the corporate spread table. Deals with asset backed collateral use one or more of the dealer asset backed tables as discussed below. If there are no observable market spreads for the specific collateral, and sector-specific and corporate spread tables are not appropriate to estimate the spread of a given type of collateral, the Company uses the fourth alternative in its hierarchy. An example is tranched corporate collateral. In that case the Company uses corporate spreads as an input and estimates the spread on the tranched position based on an assumed relationship to take account of the tranched structure. In each case the priority is to use information for CDS spreads if available, and cash spreads as a second priority.

Over time the data inputs can change as new sources become available or existing sources are discontinued or are no longer considered to be the most appropriate. It is the objective of the Company to move to higher levels on the hierarchy whenever possible, but it is sometimes necessary to move to lower priority inputs because of discontinued data sources or assessments that the higher priority inputs are no longer considered to be representative of market spreads for a given type of collateral. This can happen, for example, if transaction volume falls so a previously used spread index is no longer viewed as being reflective of current market levels.

The process is a monthly update for the percentage of each type of collateral in each deal based on the most up-to-date reporting received from the respective trustees. Using the most recent monthly applicable market spread data based on the hierarchy above, a weighted average spread is calculated to be used in the valuation process (i.e., the spread for each component of collateral is weighted by its percentage of total collateral to calculate the weighted average spread).

If collateral-specific spreads are not available, the WARF is used to determine the credit rating which is used to determine the appropriate spread. This is a 10,000 point scale designed by Moody’s where lower numbers indicate better ratings. Because the difference in default probability between AA1 and AA2 is much less than between B1 and B2, the ratings are not spaced equally on this scale. The WARF is obtained from the most recent trustee’s report or calculated by the Company based on the credit ratings of the collateral in the transaction. In determining WARF, Moody’s ratings are used for collateral if they are available, and if not, then S&P and then Fitch ratings are used.

•

Diversity Scores – The diversity of industry or asset class is calculated internally, if not reported by the trustee on a regular basis. A lower diversity score will negatively impact the valuation of the senior tranche since a low diversity score represents higher assumed correlation, increasing the chances of a large number of defaults, and thereby increasing the risk of loss in the senior tranche.

•

Recovery Rate – Represents the percentage of par to be recovered from asset defaults. The Company’s recovery rate assumptions are based on historical averages. The Company uses rating agency data and adjusts the reported recovery rates to take account of specific collateral in the insured derivative.

The aggregate market value of the entire collateral pool is specified by market spreads. The BET model uses market inputs (collateral spreads, diversity score and recovery rates) along with the transaction structure and subordination level to allocate value between the different tranches of the transaction. There can often be several tranches, including multiple subordinated tranches, and the BET can allocate values to each tranche. The Company only uses the value ascribed to the most senior tranche that it insures. The level of subordination below the Company’s exposure or credit tranche is a very significant factor that affects the estimated fair values of its exposure as subordination below the Company’s exposure absorbs all losses in the transaction’s underlying portfolio before any claim is made on our insurance policy. Most of our insured structured credit derivatives have subordination at inception of the transaction that is in excess of that required for the most senior triple-A rating within a transaction.

In the fourth quarter of 2007, the Company refined its approach to take account of trustee provided asset backed spreads that had widened to extremely high levels. In these limited situations, instead of using market spreads, the Company assumed that all such collateral defaulted.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Derivative Instruments (continued)

The following table presents the net par outstanding as of December 31, 2007 and the related income statement net gain or loss for the year ended December 31, 2007 by fair value technique of all insured credit derivatives within the insurance portfolio.

In millions	% of Net Par Outstanding	Net Par Outstanding	Net Loss
Binomial expansion valuation model	95.5%	$132,722	$(3,556)
Specific dealer quotes	0.6	845	(67)
Other	3.9	5,374	(105)

Total	100.0%	$138,941	$(3,728)

The investment management services operations and corporate operations enter into OTC derivatives, such as interest rate swaps, currency swaps, credit default swaps and total return swaps, which predominately trade in liquid markets. These derivatives are marked to market using industry standard models developed by vendors. The following table presents the net notional value outstanding as of December 31, 2007 and the related income statement net gain or loss for the year ended December 31, 2007 by fair value technique of all credit and other derivatives within the Company’s investment management services portfolio and corporate operations.

In millions	% of Net Notional Value Outstanding	Net Notional Value Outstanding	Net Gain
Valuation models using market prices	88.5%	$40,766	$4
Specific dealer quotes	11.5	5,293	267

Total	100.0%	$46,059	$271

The notional values of the derivative instruments by business operations at December 31, 2007 and 2006 are as follows:

	December 31, 2007
In millions		Investment Management Services	Corporate	Total
Credit default swaps	$200,402	$3,956	$—	$204,358
Interest rate swaps	—	30,707	—	30,707
Principal protection guarantees	2,276	4,189	—	6,465
Currency swaps	—	5,414	155	5,569
Total return swaps	371	1,161	—	1,532
Credit linked notes	2	277	—	279
Interest rate caps/floors	105	—	—	105
All other	—	95	105	200

Total	$203,156	$45,799	$260	$249,215

	December 31, 2006
In millions	Insurance	Investment Management Services	Corporate	Total
Credit default swaps	$139,650	$1,849	$—	$141,499
Interest rate swaps	—	20,043	—	20,043
Principal protection guarantees	1,777	3,698	—	5,475
Currency swaps	—	5,322	143	5,465
Total return swaps	386	1,063	—	1,449
Credit linked notes	2	277	—	279
Interest rate caps/floors	108	—	—	108
All other	206	124	108	438

Total	$142,129	$32,376	$251	$174,756

The Company manages counterparty credit risk on an individual counterparty basis through master netting agreements covering derivative transactions in the investment management services and corporate operations. These agreements allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either MBIA or the counterparty is downgraded below a specified credit rating. If the Company were to settle all transactions covered under netting agreements as of December 31, 2007, the amount required to be paid to counterparties would have been reduced by $388.2 million as a result of its contractual right to offset amounts due from such counterparties. The Company has chosen not to net receivables due from counterparties with payables due to counterparties in its balance sheet, but instead to report these amounts on a gross basis as assets and liabilities.

In certain non-insurance derivative contracts, the Company also manages credit risk through collateral agreements that give the Company the right to hold or the obligation to provide collateral when the current market value of certain derivative contracts exceeds an exposure threshold. Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2007, the Company held cash and securities as collateral of $110.2 million and $51.6 million, respectively, and securities totaling $56.0 million were pledged by the Company under these agreements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Derivative Instruments (continued)

Financial Statement Impact

As of December 31, 2007 and 2006, the Company held derivative assets of $1,715.9 million and $521.3 million, respectively, and derivative liabilities of $5,006.5 million and $400.3 million, respectively, which are shown separately on the consolidated balance sheets. The following tables display the amount of the derivative assets and liabilities by business operations for the years ended December 31, 2007 and 2006. The net change in derivative assets and derivative liabilities was primarily due to the $3,728.3 million loss on insured credit derivatives.

	Year ended December 31, 2007
In millions	Insurance	Investment Management Services	Corporate	Total
Derivative assets	$830.4	$831.7	$53.8	$1,715.9
Derivative liabilities	$4,461.2	$545.3	$—	$5,006.5
	Year ended December 31, 2006
In millions	Insurance	Investment Management Services	Corporate	Total
Derivative assets	$29.5	$446.5	$45.3	$521.3
Derivative liabilities	$26.0	$374.3	$—	$400.3

The income statement impact for all derivative transactions for 2007 was an after-tax decrease in net income of $2,150.2 million. The impact of all derivative transactions for 2006 and 2005 was an after-tax increase in net income of $84.2 million and $83.5 million, respectively. The income statement impact of derivative activity is broken down into revenues, net realized gains (losses), net gains (losses) on financial instruments at fair value and foreign exchange and expenses. Interest and fee income, including premiums received on insured derivatives, and interest on derivatives, are recorded within revenues and expenses. For derivatives that have been designated as qualifying hedges, income and expense are recorded as an adjustment to those of the hedged items. The following tables display the impact described above on the 2007, 2006 and 2005 income statements by business operation of all derivative transactions.

	Year ended December 31, 2007
In millions	Insurance	Investment Management Services	Corporate	Total
Revenues (1)	$116.2	$49.3	$—	$165.5
Net realized gains (losses)	—	(14.9)	—	(14.9)
Net gains (losses) on financial instruments at fair value and foreign exchange:
Credit derivatives	(3,728.3)	(30.8)	1.1	(3,758.0)
Ineffectiveness on hedges	—	(7.4)	—	(7.4)
Economic hedges	—	307.8	—	307.8

Total revenues	(3,612.1)	304.0	1.1	(3,307.0)
Expenses (1)	—	—	(1.0)	(1.0)

Income (loss) before income taxes	(3,612.1)	304.0	0.1	(3,308.0)
Tax (provision) benefit	1,264.2	(106.4)	—	1,157.8

Net income (loss) before discontinued operations	$(2,347.9)	$197.6	$0.1	(2,150.2)

Income (loss) from discontinued operations				—
Net income (loss)				$(2,150.2)

	Year ended December 31, 2006
In millions	Insurance	Investment Management Services	Corporate	Total
Revenues (1)	$80.8	$61.5	$—	$142.3
Net realized gains (losses)	—	3.5	—	3.5
Net gains (losses) on financial instruments at fair value and foreign exchange:
Credit derivatives	(5.0)	(3.4)	0.4	(8.0)
Ineffectiveness on hedges	—	(7.0)	—	(7.0)
Economic hedges	—	(0.2)	—	(0.2)

Total revenues	$75.8	$54.4	$0.4	$130.6
Expenses (1)	—	—	(1.2)	(1.2)

Income (loss) before income taxes	75.8	54.4	(0.8)	129.4
Tax (provision) benefit	(26.5)	(19.0)	0.3	(45.2)

Net income (loss) before discontinued operations	$49.3	$35.4	$(0.5)	84.2

Income (loss) from discontinued operations				—

Net income (loss)				$84.2

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Derivative Instruments (continued)

	Year ended December 31, 2005
In millions	Insurance	Investment Management Services	Corporate	Total
Revenues (1)	$73.2	$22.7	$—	$95.9
Net realized gains (losses)	—	(4.5)	—	(4.5)
Net gains (losses) on financial instruments at fair value and foreign exchange:
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

At December 31, 2007, the Company reported an accumulated unrealized loss of $12.8 million (net of tax) in other comprehensive income (loss) related to the fair value of the cash flow hedges compared to a $0.9 million accumulated unrealized gain (net of tax) at December 31, 2006. The change resulted from a $12.8 million after-tax unrealized loss in the fair value of the cash flow hedges and the transfer of $0.9 million of after-tax net income to earnings as a result of scheduled interest payments and receipts on the cash flow hedges. At December 31, 2007, the maximum term of derivative instruments that hedge forecasted transactions was approximately 11 years.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company routinely pledges securities it owns in accordance with the terms of its collateralized transactions. Securities pledged in connection with investment agreement activities may not be repledged by the investment agreement counterparty. Securities pledged as part of securities borrowing and lending contracts may be repledged or rehypothecated by the counterparty of the contract or by MBIA. At December 31, 2007 and 2006, the fair values of financial assets pledged as collateral under securities borrowing contracts in which the counterparties have the right to repledge or rehypothecate the securities were $1.2 billion and $176 million, respectively.

The Company may receive or pledge collateral in connection with certain non-insurance derivative contracts when the current market value of such contracts exceeds exposure thresholds. See “Note 6: Derivative Instruments” for a further discussion on collateralized derivative transactions.

Note 8: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. As of December 31, 2007, there were 1,448,761 stock options and 2,146,823 restricted stock and units outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. As of December 31, 2006 and 2005 there were 1,716,828 and 2,837,793 stock options outstanding, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

	Years ended December 31
In thousands except per share amounts	2007	2006	2005
Income (loss) from continuing operations, net of tax	$(1,921,948)	$813,183	$712,998
Income (loss) from discontinued operations, net of tax	—	6,105	(2,012)

Net income (loss)	$(1,921,948)	$819,288	$710,986

Basic weighted-average shares	126,670,332	132,794,334	134,098,392
Effect of common stock equivalents:
Stock options	—	1,892,111	1,592,162
Restricted stock and units	—	2,008,353	1,530,177

Diluted weighted-average shares	126,670,332	136,694,798	137,220,731

Basic EPS:
Income (loss) from continuing operations	$(15.17)	$6.12	$5.32
Income (loss) from discontinued operations	—	0.05	(0.02)

Net income (loss)	$(15.17)	$6.17	$5.30

Diluted EPS:
Income (loss) from continuing operations	$(15.17)	$5.95	$5.20
Income (loss) from discontinued operations	—	0.04	(0.01)

Net income (loss) (1)	$(15.17)	$5.99	$5.18

(1)	May not add due to rounding.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Earnings Per Share (continued)

On January 30, 2008, the Company issued 16.1 million shares of MBIA common stock to Warburg Pincus at $31 per share per an investment agreement, subsequently amended on February 6, 2008, with Warburg Pincus. In addition, under the Warburg Pincus Agreement, the Company granted Warburg Pincus warrants to purchase 8.7 million shares of MBIA common stock at an exercise price of $40 per share and “B” warrants, which, upon obtaining certain approvals, will become exercisable to purchase 7.4 million shares of common stock at a price of $40 per share.

On February 13, 2008, the Company completed a public offering of 94.65 million shares of MBIA common stock at $12.15 per share. Pursuant to the amended agreement with Warburg Pincus, Warburg Pincus was granted 4 million of “B2” warrants at a price of $16.20 per share. In addition, under anti-dilution provisions in the agreement with Warburg Pincus, the terms of the warrants issued to Warburg Pincus on January 30, 2008 were amended, which resulted in (a) the 8.7 million of warrants exercisable at $40 per share were revised to 11.5 million warrants exercisable at $30.25 per share and (b) the 7.4 million of “B” warrants exercisable at $40 per share were revised to 9.8 million “B” warrants exercisable at $30.25 per share. See “Note 29: Subsequent Events” for additional information on the agreement with Warburg Pincus and the common stock offering.

Note 9: Statutory Accounting Practices

The financial statements have been prepared on a GAAP basis, which differs in certain respects from the statutory accounting practices prescribed or permitted by the insurance regulatory authorities. Statutory accounting practices differ from GAAP in the following respects:

•

upfront premiums are earned on a basis proportionate to the scheduled periodic maturity of principal and payment of interest (“debt service”) to the original total principal and interest insured as opposed to earning in proportion to the expiration of the principal balance;

•	acquisition costs are charged to operations as incurred rather than deferred and amortized as the related premiums are earned;

•	fixed-maturity investments are generally reported at amortized cost rather than fair value;

•	a contingency reserve is computed on the basis of statutory requirements, and is not permitted under GAAP;

•

reserves for losses and LAE are established at present value for specific insured issues that are identified as currently or likely to be in default. Under GAAP, reserves are established based on the Company’s reasonable estimate of the identified and unallocated losses and LAE on the insured obligations it has written. Additionally, under GAAP, estimates for credit impairment on its insured credit derivatives portfolio are recorded as a derivative liability;

•

changes in net deferred income taxes are recognized as a separate component of gains and losses in surplus. Under GAAP, changes in the Company’s net deferred income tax balances are recognized in net income;

•

the Internal Revenue Service permits financial guarantee insurance companies a deduction for increases to the statutory contingency reserve resulting in the purchase of tax and loss bonds equal to the tax benefit derived. Tax and loss bonds purchased are recorded as admitted assets and credited to surplus;

•

the acquisitions of MBIA Corp. and MBIA Illinois were recorded at statutory book value. Therefore, no goodwill was recorded. Under GAAP, goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired;

•	guarantees of derivatives are not recorded at fair value, while under GAAP, guarantees that do not qualify for the financial guarantee scope exception under SFAS 133 are recorded at fair value;

•	certain assets designated as “non-admitted assets” are charged directly against surplus but are reflected as assets under GAAP;

•	salvage and subrogation receivables are netted against loss and LAE reserves. Under GAAP, these receivables are reported as assets; and

•	VIE’s are not consolidated by the primary beneficiary under statutory requirements.

Consolidated net income of MBIA Corp. determined in accordance with statutory accounting practices for the years ended December 31, 2007, 2006 and 2005 was $171.3 million, $668.6 million and $633.0 million, respectively. Consolidated statutory surplus of MBIA Corp. determined in accordance with statutory accounting practices for the years ended December 31, 2007 and December 31, 2006 was $3.7 billion and $4.1 billion, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Statutory Accounting Practices (continued)

The following is a reconciliation of the consolidated shareholders’ equity of the Company, presented on a GAAP basis, to the statutory capital and surplus of MBIA Corp. and its subsidiaries :

	As of December 31
In thousands	2007	2006
Company’s GAAP shareholders’ equity	$3,655,805	$7,204,254
Non-insurance entities assets and liabilities, net	887,652	(145,862)
Premium revenue recognition	(731,866)	(740,749)
Deferral of acquisition costs	(472,516)	(449,556)
Investments, including unrealized gains / losses	(488,193)	(434,711)
Contingency reserve	(2,718,916)	(2,478,064)
Loss reserves, including unallocated	234,099	213,319
Deferred income tax liabilities, net	(793,026)	427,071
Tax and loss bonds	615,301	577,193
Goodwill	(76,938)	(76,938)
Derivative assets and liabilities	3,629,468	(3,766)
Non-admitted assets and other items	(77,818)	(11,559)

Statutory capital and surplus	$3,663,052	$4,080,632

The NYSID recognizes only statutory accounting practices prescribed or permitted by the State of New York. In addition, the NYSID has adopted the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual as a component of its prescribed or permitted practices.

The NYSID does not allow goodwill to be an admitted asset, while the NAIC requires goodwill recognition. At December 31, 2007 and 2006, MBIA Corp. reduced admitted assets by $76.9 million related to goodwill. The NYSID prescribes discounting of case basis loss reserves. Incurred losses and LAE include amounts discounted at 5.06% and 5.10% for 2007 and 2006, respectively. The discount for 2007 was $72.9 million and for 2006 was $21.3 million. NYSID prescribed procedure enables MBIA Corp. to account for Channel Reinsurance Ltd. (“Channel Re”), a triple-A rated financial guarantee reinsurance company in which MBIA Corp. holds a 17.4% ownership interest, as other investments rather than as an affiliate. The NYSID prescribed the treatment of estimated lease receipts related to an MBIA paid loss as a non-admitted asset, while the NAIC would require these anticipated receipts to offset loss reserves. As of December 31, 2007 and 2006, MBIA Corp. reduced admitted assets by $10.8 million and $19.6 million, respectively, related to these estimated lease receipts.

Note 10: Premiums Earned from Refunded, Called and Terminated Insured Obligations

When an MBIA-insured obligation is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time since there is no longer risk to the Company. Additionally, the Company may receive premiums upon the early termination of installment-based policies, which are earned when received. Premiums earned, after reinsurance, include $120.8 million, $161.5 million and $140.5 million for 2007, 2006 and 2005, respectively, related to refunded, called and terminated MBIA-insured obligations.

Note 11: Investments

The Company’s investment objective is to optimize long-term, after-tax returns while emphasizing the preservation of capital by maintaining high quality investments with adequate liquidity. The Company’s investment policies limit the amount of credit exposure to any one issuer. The fixed-maturity portfolio consists of high quality (average rating double-A) taxable and tax-exempt investments of diversified maturities. Other investments primarily comprise equity investments, including those accounted for under the equity method in accordance with APB 18 and highly rated perpetual securities that bear interest and are callable by the issuer.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Investments (continued)

The following tables present the amortized cost and fair value of the available-for-sale fixed-maturity, short-term and other investments included in the consolidated investment portfolio of the Company as of December 31, 2007 and 2006:

	As of December 31, 2007
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturity investments:
Taxable bonds:
United States Treasury and government agency	$750,465	$29,988	$(967)	$779,486
Foreign governments	781,015	14,322	(2,747)	792,590
Corporate obligations	16,875,130	345,230	(302,614)	16,917,746
Mortgage-backed	4,027,937	23,531	(77,686)	3,973,782
Asset-backed	8,530,203	18,052	(814,117)	7,734,138

Total	30,964,750	431,123	(1,198,131)	30,197,742
Tax-exempt bonds:
State and municipal	5,805,102	151,520	(8,829)	5,947,793

Total fixed-maturity investments	36,769,852	582,643	(1,206,960)	36,145,535
Other investments	898,839	4,359	(42,175)	861,023

Total available-for-sale investments	$37,668,691	$587,002	$(1,249,135)	$37,006,558

	As of December 31, 2006
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturity investments:
Taxable bonds:
United States Treasury and government agency	$743,427	$12,732	$(5,592)	$750,567
Foreign governments	635,187	14,185	(6,349)	643,023
Corporate obligations	14,137,741	337,932	(104,625)	14,371,048
Mortgage-backed	3,830,281	13,294	(28,274)	3,815,301
Asset-backed	5,840,841	10,221	(5,648)	5,845,414

Total	25,187,477	388,364	(150,488)	25,425,353
Tax-exempt bonds:
State and municipal	5,276,663	191,989	(1,858)	5,466,794

Total fixed-maturity investments	30,464,140	580,353	(152,346)	30,892,147
Other investments	844,396	15,014	(14,439)	844,971

Total available-for-sale investments	$31,308,536	$595,367	$(166,785)	$31,737,118

Fixed-maturity investments carried at fair value of $13.2 million and $13.0 million as of December 31, 2007 and 2006, respectively, were on deposit with various regulatory authorities to comply with insurance laws.

A portion of the obligations under investment agreements require the Company to pledge securities as collateral. As of December 31, 2007 and 2006, the fair value of securities pledged as collateral with respect to these obligations approximated $8.0 billion and $5.6 billion, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Investments (continued)

The following table presents the distribution by contractual maturity of available-for-sale fixed-maturity and short-term investments at amortized cost and fair value at December 31, 2007. Contractual maturity may differ from expected maturity because borrowers may have the right to call or prepay obligations.

In thousands	Amortized Cost	Fair Value
Due in one year or less	$3,308,026	$3,308,026
Due after one year through five years	6,642,391	6,705,220
Due after five years through ten years	5,427,692	5,479,911
Due after ten years through fifteen years	2,248,766	2,330,960
Due after fifteen years	6,584,838	6,613,497
Mortgage-backed	4,027,936	3,973,782
Asset-backed	8,530,203	7,734,139

Total fixed-maturity and short-term investments	$36,769,852	$36,145,535

Investments that are held-to-maturity are reported on the Company’s balance sheet at amortized cost. These investments, which relate to the Company’s Conduit program and consolidated VIEs, primarily consist of asset-backed securities and loans issued by major national and international corporations and other structured finance clients. As of December 31, 2007, the amortized cost and fair value of held-to-maturity investments totaled $5.6 billion. There were no unrecognized gross gains and unrecognized gross losses were $17.5 million. As of December 31, 2006, the amortized cost and fair value of held-to-maturity investments totaled $5.5 billion. There were no unrecognized gross gains and unrecognized gross losses were $27.1 million. The following table presents the distribution of held-to-maturity investments by contractual maturity at amortized cost and fair value at December 31, 2007.

In thousands	Amortized Cost	Fair Value
Due in one year or less	$708	$708
Due after one year through five years	2,322	2,322
Due after five years through ten years	1,084	1,084
Due after ten years through fifteen years	—	—
Due after fifteen years	1,100,000	1,100,000
Mortgage-backed	227,892	227,892
Asset-backed	4,275,223	4,257,702

Total held-to-maturity investments	$5,607,229	$5,589,708

Included in the preceding tables are investments that have been insured by MBIA Corp. (“MBIA Insured Investments”). These investments are rated triple-A by nationally recognized rating agencies as a result of MBIA’s financial guarantee. At December 31, 2007, MBIA Insured Investments at fair value, excluding Conduit investments, represented $2.5 billion or 6% of the total investment portfolio. Conduit investments represented $4.3 billion or 10% of the total investment portfolio. Without giving effect to the MBIA guarantee of the MBIA Insured Investments, the underlying ratings (those given to an investment without the benefit of MBIA’s guarantee) of the MBIA Insured Investments as of December 31, 2007 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating service, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Underlying Ratings Scale In thousands	Insurance Available-for-sale	Investment Management Services Available-for-sale	Conduit Held-to-Maturity	Total
Aaa	$219,817	$316,234	$1,184,627	$1,720,678
Aa	57,221	162,629	484,743	704,593
A	159,773	581,421	1,246,444	1,987,638
Baa	140,014	744,263	1,341,888	2,226,165
Below investment grade	101,380	7,628	—	109,008

Total	$678,205	$1,812,175	$4,257,702	$6,748,082

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Investments (continued)

It is MBIA’s policy to obtain an underlying rating from both Moody’s and S&P for each new Conduit transaction prior to the execution of such transactions. All transactions currently funded in the Conduits had an underlying rating of investment grade by Moody’s and S&P prior to funding. The weighted-average underlying rating for transactions currently funded in the Conduits was A+ by S&P and A1 by Moody’s at the time such transactions were funded. MBIA estimates that the weighted-average underlying rating of all outstanding Conduit transactions was A+ by S&P and A1 by Moody’s as of December 31, 2007.

The following tables present the gross unrealized losses included in accumulated other comprehensive income as of December 31, 2007 and 2006 related to available-for-sale fixed-maturity and other investments. The tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	As of December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
In thousands Fixed-maturity investments:
Taxable bonds:
United States Treasury and government agency	$—	$—	$97,791	$(967)	$97,791	$(967)
Foreign governments	66,516	(914)	128,441	(1,833)	194,957	(2,747)
Corporate obligations	4,174,294	(179,251)	1,985,342	(123,363)	6,159,636	(302,614)
Mortgage-backed	1,415,539	(62,171)	861,533	(15,515)	2,277,072	(77,686)
Asset-backed	4,746,786	(768,318)	312,736	(45,799)	5,059,522	(814,117)

Total	10,403,135	(1,010,654)	3,385,843	(187,477)	13,788,978	(1,198,131)
Tax exempt bonds:
State and municipal	681,080	(7,114)	83,269	(1,715)	764,349	(8,829)

Total fixed-maturity investments	11,084,215	(1,017,768)	3,469,112	(189,192)	14,553,327	(1,206,960)
Other investments	306,217	(15,995)	384,168	(26,180)	690,385	(42,175)

Total	$11,390,432	$(1,033,763)	$3,853,280	$(215,372)	$15,243,712	$(1,249,135)

	As of December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
In thousands Fixed-maturity investments:
Taxable bonds:
United States Treasury and government agency	$177,338	$(1,065)	$201,559	$(4,527)	$378,897	$(5,592)
Foreign governments	328,116	(4,547)	71,308	(1,802)	399,424	(6,349)
Corporate obligations	2,272,212	(27,053)	2,563,854	(77,572)	4,836,066	(104,625)
Mortgage-backed	949,728	(1,976)	1,218,324	(26,298)	2,168,052	(28,274)
Asset-backed	1,206,402	(2,725)	473,392	(2,923)	1,679,794	(5,648)

Total	4,933,796	(37,366)	4,528,437	(113,122)	9,462,233	(150,488)
Tax exempt bonds:
State and municipal	161,857	(558)	178,844	(1,300)	340,701	(1,858)

Total fixed-maturity investments	5,095,653	(37,924)	4,707,281	(114,422)	9,802,934	(152,346)
Other investments	110,074	(1,025)	462,787	(13,414)	572,861	(14,439)

Total	$5,205,727	$(38,949)	$5,170,068	$(127,836)	$10,375,795	$(166,785)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Investments (continued)

The following tables present the gross unrealized losses of held-to-maturity investments as of December 31, 2007 and 2006. Held-to-maturity investments are reported at amortized cost on the Company’s balance sheet. The table segregates investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	As of December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
In thousands Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage and other asset-backed securities	$—	$—	$835,725	$(17,528)	$835,725	$(17,528)

	As of December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
In thousands Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage and other asset-backed securities	$—	$—	$1,496,664	$(25,699)	$1,496,664	$(25,699)

As of December 31, 2007 and 2006, the Company’s available-for-sale fixed-maturity, equity and held-to-maturity investment portfolios’ gross unrealized losses totaled $1,266.7 million and $192.5 million, respectively. The weighted-average contractual maturity of securities in an unrealized loss position as of December 31, 2007 and 2006 was 18 years and 13 years, respectively. As of December 31, 2007, there were 507 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $232.9 million. Of the 507 securities, 123 securities had unrealized losses in which their book value exceeded market value by more than 5%. As of December 31, 2006, there were 543 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $153.5 million. Of the 543 securities, 32 securities had unrealized losses in which their book value exceeded market value by more than 5%.

MBIA has evaluated whether the unrealized losses in its investment portfolios were other than temporary considering the circumstances that gave rise to the unrealized losses, along with MBIA’s ability and intent to hold these securities to maturity or until such time as to recover an amount equal to their amortized cost. Based on its evaluation, the Company realized other than temporary impairment of $20 million related to two structured finance assets. MBIA determined that the unrealized losses on the remaining securities were temporary in nature because our impairment analysis did not indicate that we would be unable to recover the amortized cost of impaired assets. Additionally, the Company has both the ability and intent to hold these securities until their fair value recovers to an amount at least equal to amortized cost or to maturity. On a quarterly basis, MBIA will reevaluate the unrealized losses in its investment portfolios and determine whether an impairment loss should be realized in current net income. See “Note 12: Investment Income and Gains and Losses” for information on realized losses due to other-than-temporary impairments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Investment Income and Gains and Losses

The following table includes total investment income from all operations:

	Years ended December 31
In thousands	2007	2006	2005
Fixed-maturity	$1,776,118	$1,453,219	$1,047,859
Held-to-maturity	274,737	188,037	187,810
Short-term investments	86,085	71,918	67,695
Other investments	71,815	86,832	104,520

Gross investment income	2,208,755	1,800,006	1,407,884
Investment expenses	24,915	17,660	41,038

Net investment income	2,183,840	1,782,346	1,366,846

Net realized gains (losses):
Fixed-maturity
Gains	159,532	57,958	55,808
Losses	(106,179)	(44,527)	(44,467)

Net	53,353	13,431	11,341

Other investments
Gains	6,051	26,262	20,261
Losses	(12,453)	(2,195)	(9,177)

Net	(6,402)	24,067	11,084

Other
Gains	11,496	7,875	2,618
Losses	(7,123)	(29,935)	(27,913)

Net	4,373	(22,060)	(25,295)

Total net realized gains (losses)	51,324	15,438	(2,870)

Total investment income	$2,235,164	$1,797,784	$1,363,976

Net realized gains (losses) from fixed-maturity investment security sales are primarily generated as a result of the ongoing management of the Company’s investment portfolios; the 2007 net realized gain of $53 million includes a realized gain of $36 million in connection with the disposition of the Delta and Northwest Airlines Enhanced Equipment Trust Certificates that were obtained in remediations. In addition, the Company recognized realized losses of $20 million due to other-than-temporary impairments of taxable fixed-maturity investments for two structured finance assets, one of which is a SIV managed by a third party, and the other is an uninsured CDO. The Company also recognized a loss of $6 million related to Hudson-Thames, which was liquidated in the fourth quarter of 2007. In 2005 the Company recognized net realized losses of $3 million due to other-than-temporary impairments of taxable fixed-maturity investments. Other investment net realized losses of $6 million in 2007 include a write-down of $11 million for the Bear Stearns High Grade Structured Credit Strategies L.P. Other investment net realized gains of $24 million in 2006 were primarily due to the sale of a common stock investment in RAM Holdings, Inc., the holding company of RAM Reinsurance Company, Ltd., which generated a realized gain of $11 million. Other investment net realized gains in 2005 of $11 million were primarily due to sales of perpetual securities. Other net realized losses of $22 million in 2006 and $25 million in 2005, include $25 million and $16 million, respectively, of impairment losses on receivables the Company recorded through salvage and subrogation rights it obtained as a result of claim payments it previously made on insured credits.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Investment Income and Gains and Losses (continued)

Net unrealized gains (losses), including related deferred income taxes, reported in accumulated other comprehensive income (loss) within shareholders’ equity consisted of:

	As of December 31
In thousands	2007	2006
Fixed-maturity:
Gains	$582,643	$580,353
Losses	(1,206,960)	(152,346)
Foreign exchange	31,676	(51,010)

Net	(592,641)	376,997

Other investments:
Gains	4,359	15,014
Losses	(42,175)	(14,439)
Foreign exchange	19,602	16,854

Net	(18,214)	17,429

Total	(610,855)	394,426
Deferred income taxes provision (benefit)	(211,239)	140,812

Unrealized gains (losses), net	$(399,616)	$253,614

The change in net unrealized gains (losses) consisted of:

	Years ended December 31
In thousands	2007	2006	2005
Fixed-maturity	$(969,638)	$(178,855)	$(280,588)
Other investments	(35,643)	(29,569)	(57,278)

Total	(1,005,281)	(208,424)	(337,866)
Deferred income tax charged (credited)	(352,051)	(77,511)	(109,413)

Change in unrealized gains (losses), net	$(653,230)	$(130,913)	$(228,453)

Note 13: Income Taxes

Income (loss) from operations before provision for income tax consisted of:

	Years ended December 31
In thousands	2007	2006	2005
United States	$(3,101,492)	$1,037,766	$954,478
Non-United States	35,797	95,497	62,705

Income (loss) from continuing operations	(3,065,695)	1,133,263	1,017,183

Income (loss) from discontinued operations	—	9,684	(2,917)
Gain on sale of discontinued operations	—	44	—

Income (loss) before income taxes	$(3,065,695)	$1,142,991	$1,014,266

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Income Taxes (continued)

The Company files a consolidated tax return that includes all of its U.S. subsidiaries. Income tax expense (benefit) on income (loss) and shareholders’ equity consisted of:

	Years ended December 31
In thousands	2007	2006	2005
Current taxes:
Federal	$14,530	$289,209	$232,133
State	3,888	2,240	734
Foreign	35,195	58,219	16,010
Deferred taxes:
Federal	(1,182,010)	(5,749)	50,917
Foreign	(15,347)	(23,839)	4,391

Provision for income tax expense (benefit) from continuing operations	(1,143,744)	320,080	304,185

Taxes on income/(loss) from discontinued operations	—	3,608	(905)
Taxes on gain from sale of discontinued operations	—	15	—

Total income tax expense (benefit) charged to income	(1,143,744)	323,703	303,280

Income taxes charged (credited) to shareholders’ equity:
Unrealized (losses) on investment securities	(352,051)	(77,511)	(109,413)
Adjustment to retained earnings due to adoption of SFAS 155	(1,039)	—	—
Change in fair value of derivative instruments	(99,454)	8,433	26,862
Change in foreign currency translation	3,415	2,995	(133)
Exercise of stock options and vested restricted stock	(7,260)	(3,763)	(1,554)

Total income taxes credited to shareholders’ equity	(456,389)	(69,846)	(84,238)

Total effect of income taxes	$(1,600,133)	$253,857	$219,042

The provision for income tax expense (benefit) gives effect to permanent differences between financial and taxable income. Accordingly, the Company’s effective income tax rate differs from the statutory rate due to the tax effect of the following permanent differences:

	Years Ended December 31
	2007	2006	2005
Income tax expense (benefit) computed on pre-tax financial income (loss) at statutory rates	(35.0)%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(2.5)	(6.7)	(7.2)
Non-deductible costs	—	—	2.3
Other	0.2	—	(0.2)

Provision for income tax expense (benefit)	(37.3)%	28.3%	29.9%

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Income Taxes (continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2007 and 2006 are presented in the following table:

	As of December 31
In thousands	2007	2006
Deferred tax assets:
Tax and loss bonds	$556,652	$575,443
Loss and loss adjustment expense reserves	79,442	72,668
Compensation and employee benefits	47,304	62,925
Alternative minimum tax credit carry forward	28,859	—
Net mark-to market loss on financial instruments at fair value and foreign exchange	1,115,271	—
Net unrealized loss on investments and currency translation	275,291	—
Other	19,270	2,894

Total gross deferred tax assets	2,122,089	713,930

Deferred tax liabilities:
Contingency reserve	646,084	683,769
Deferred premium revenue	161,290	154,560
Deferred acquisition costs	165,389	157,344
Net mark-to-market gain on financial instruments at fair value and foreign exchange	(7,036)	5,247
Net unrealized gain on investments and currency translation	—	182,577
Investments	(17,296)	6,622

Total gross deferred tax liabilities	948,431	1,190,119

Net deferred tax liability/(asset)	$(1,173,658)	$476,189

The Company believes that its deferred tax assets will more likely than not be fully recognized in future periods and, therefore, has not established a valuation allowance with respect to such assets.

As it is the Company’s practice and intent to permanently reinvest the earnings of MBIA Assurance, S.A., MBIA UK Insurance Limited and MBIA Euro Asset Acquisitions Ltd., no U.S. deferred income taxes have been provided with respect to the undistributed earnings of these entities. The cumulative amounts of such untaxed earnings were $224.1 million, $206.1 million and $147.2 million at December 31, 2007, 2006 and 2005, respectively.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. Prior to the adoption of FIN 48, the Company classified interest and/or penalties related to income taxes as a component of income from continuing operations. In connection with the adoption of FIN 48, the Company has elected to classify interest and penalties as components of income taxes. The total amount accrued for interest and penalties was $4.2 million at the date of adoption, and the interest and penalties recognized during 2007 was not material.

In thousands	As of December 31 2007
Unrecognized tax positions at date of adoption, January 1, 2007	$28,801
The gross amount of the increases/(decreases) in unrecognized tax benefits as a result of tax positions taken:
During a prior period	1,248
During the current period	8,284

The amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	—
The reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitation	—

Unrecognized tax positions as of December 31, 2007	$38,333

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $3.8 million as of December 31, 2007.

Included in the unrecognized tax benefits balance at December 31, 2007 are $34.5 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Income Taxes (continued)

MBIA’s major tax jurisdictions include the U.S., the United Kingdom (“U.K.”) and France. MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. U.S. federal income tax returns have been examined through 2005 by the Internal Revenue Service. The U.K. tax matters have been substantially concluded through 2004 with the exception of MBIA UK Insurance Ltd., which is expected to be concluded in the first quarter of 2008. The French tax authority has concluded the examination through 2003 with the issue on the recognition of premium income for tax purposes pending resolution.

In April 2005, the French tax authority commenced an examination of the Company’s French tax return for 2002 and 2003. Upon completion of the audit, the Company received a notice of assessment in which the French tax authority has accelerated the manner in which the Company recognizes earned premium for tax purposes, contrary to the French statutory method. The Company has protested and has filed for an appeal with respect to the assessment and the Company’s position is currently under review. Due to the uncertainty surrounding the outcome of the examination, the Company accrued the potential tax liability relating to the French tax audit for all open tax years through 2007 prior to the adoption of FIN 48. The total amount accrued with respect to the uncertain tax position is approximately $34.5 million and the related interest and penalties is approximately $4.2 million. It is reasonably possible that the French tax authority will rule in the Company’s favor within the next 12 months at which time the entire amount accrued, including the interest and penalties, will be reversed.

Note 14: Business Segments

MBIA manages its activities primarily through two principal business operations: insurance and investment management services. The Company’s reportable segments within its business operations are determined based on the way management assesses the performance and resource requirements of such operations.

The insurance operations is a reportable segment and provides an unconditional and irrevocable guarantee of the payment of principal of, and interest or other amounts owing on, insured obligations when due or, in the event that MBIA has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by MBIA. MBIA issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and pools of corporate and asset-backed bonds, and bonds backed by other revenue sources such as corporate franchise revenues, both in the new issue and secondary markets. Additionally, MBIA insures credit default swaps primarily on pools of collateral, which it considers part of its core financial guarantee business. This segment includes all activities related to global credit enhancement services provided principally by MBIA Corp.

The Company’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management and include cash management, discretionary asset management and fund administration services and investment agreement, medium-term note and commercial paper programs related to funding assets for third-party clients and for investment purposes. The investment management services operations’ reportable segments consist of: asset/liability products, which include investment agreements and medium-term notes (“MTNs”) not related to the conduit segment; advisory services, which consist of third-party and related-party fee-based asset management; and conduits.

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

The advisory services segment primarily consists of the operations of MBIA-MISC, MBIA Capital Management Corp. (“CMC”) and MBIA Asset Management UK (“AM-UK”). MBIA-MISC provides investment management programs, including pooled investments products and customized asset management services. In addition, MBIA-MISC provides portfolio accounting and reporting for state and local governments, including school districts. MBIA-MISC is a Securities and Exchange Commission (“SEC”)-registered invest-

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Business Segments (continued)

ment adviser. CMC provides fee-based asset management services to the Company, its affiliates and third-party institutional clients. CMC is an SEC-registered investment advisor and Financial Industry Regulatory Authority member firm. AM-UK provides fee-based asset management services to the Company’s foreign insurance affiliates and EAAL, and to third-party institutional clients and investment structures. AM-UK is registered with the Financial Services Authority in the U.K.

The Company’s conduit segment administers two multi-seller conduit financing vehicles through MBIA Asset Finance, LLC. The conduits provide funding for multiple customers through special purpose vehicles that issue primarily commercial paper and medium-term notes.

The Company’s corporate operations are a reportable segment and include revenues and expenses that arise from general corporate activities, such as net investment income, net gains and losses, interest expense on MBIA Inc. debt and general corporate expenses.

In December 2006, MBIA completed the sale of Capital Asset and MuniServices. The sale of Capital Asset also included three VIEs established in connection with MBIA-insured securitizations of Capital Asset tax liens, which were consolidated within the Company’s insurance operations in accordance with FIN 46(R). MBIA’s municipal services segment consisted of the activities of MuniServices and Capital Asset. As a result of the sale of MuniServices and Capital Asset, the Company no longer reports municipal services operations and the assets, liabilities, revenues and expenses of these entities have been reported within discontinued operations for all periods presented prior to their sale in accordance with SFAS 144. See “Note 15: Discontinued Operations” for information relating to the Company’s discontinued operations.

The following table summarizes the Company’s operations for the years ended December 31, 2007, 2006 and 2005:

In thousands	Year ended December 31, 2007
	Insurance	Investment Management Services	Corporate	Eliminations	Consolidated
Revenues (1)	$1,445,384	$1,603,819	$21,895	$—	$3,071,098
Net realized gains (losses)	55,644	668	(4,988)	—	51,324
Net gains (losses) on financial instruments at fair value and foreign exchange	(3,605,617)	199,565	1,076	—	(3,404,976)
Inter-segment revenues (2)	3,858	26,472	(1,283)	(29,047)	—

Total revenues	(2,100,731)	1,830,524	16,700	(29,047)	(282,554)
Interest expense	81,810	1,414,498	80,740	—	1,577,048
Loss and LAE incurred	900,345	—	—	—	900,345
Operating expenses	200,132	79,307	26,306	—	305,745
Inter-segment expenses (2)	—	26,488	2,559	(29,047)	—

Total expenses	1,182,287	1,520,293	109,605	(29,047)	2,783,138

Income (loss) from continuing operations before taxes	$(3,283,018)	$310,231	$(92,905)	$—	$(3,065,692)

Identifiable assets	$15,061,971	$31,908,046	$445,057	$—	$47,415,074

(1)	Represents the sum of third-party net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees, and insurance recoveries.

(2)	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivables and payables.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Business Segments (continued)

In thousands	Year ended December 31, 2006
	Insurance	Investment Management Services	Corporate	Eliminations	Consolidated
Revenues (1)	$1,466,930	$1,192,787	$13,692	$—	$2,673,409
Net realized gains	5,615	6,060	3,763	—	15,438
Net gains on financial instruments at fair value and foreign exchange	904	13,162	428	—	14,494
Inter-segment revenues (2)	274	18,753	(230)	(18,797)	—

Total revenues	1,473,723	1,230,762	17,653	(18,797)	2,703,341
Interest expense	76,490	1,024,699	80,685	—	1,181,874
Loss and LAE incurred	80,889	—	—	—	80,889
Operating expenses	221,875	63,636	21,804	—	307,315
Inter-segment expenses (2)	—	21,987	(3,190)	(18,797)	—

Total expenses	379,254	1,110,322	99,299	(18,797)	1,570,078

Income (loss) from continuing operations before taxes	$1,094,469	$120,440	$(81,646)	$—	$1,133,263

Identifiable assets	$13,118,788	$25,668,713	$975,529	$—	$39,763,030

(1)	Represents the sum of third-party net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2)	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivables and payables.

In thousands	Year ended December 31, 2005
	Insurance	Investment Management Services	Corporate	Eliminations	Consolidated
Revenues (1)	$1,387,010	$856,880	$17,007	$—	$2,260,897
Net realized gains (losses)	(3,265)	1,384	(989)	—	(2,870)
Net gains (losses) on financial instruments at fair value and foreign exchange	(4,436)	42,558	—	—	38,122
Inter-segment revenues (2)	(1,722)	20,263	(361)	(18,180)	—

Total revenues	1,377,587	921,085	15,657	(18,180)	2,296,149
Interest expense	26,109	705,133	90,999	—	822,241
Loss and LAE incurred	84,274	—	—	—	84,274
Operating expenses	207,741	64,979	99,731	—	372,451
Inter-segment expenses (2)	—	20,411	(2,231)	(18,180)	—

Total expenses	318,124	790,523	188,499	(18,180)	1,278,966

Income (loss) from continuing operations before taxes	$1,059,463	$130,562	$(172,842)	$—	$1,017,183

Identifiable assets (3)	$13,073,094	$21,143,754	$316,463	$—	$34,533,311

(1)	Represents the sum of third-party net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2)	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3)	At December 31, 2005, identifiable assets exclude $28.1 million related to the Company’s discontinued operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Business Segments (continued)

The following table summarizes the segments within the investment management services operations for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31, 2007
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$1,328,775	$51,073	$250,443	$—	$1,630,291
Net realized gains (losses)	907	10	(249)	—	668
Net gains (losses) on financial instruments at fair value and foreign exchange	209,349	113	(9,897)	—	199,565
Inter-segment revenues (2)	7,811	23,233	511	(31,555)	—

Total revenues	1,546,842	74,429	240,808	(31,555)	1,830,524
Interest expense	1,194,380	—	220,564	—	1,414,944
Operating expenses	39,121	48,581	17,647	—	105,349
Inter-segment expenses (2)	19,033	7,868	3,974	(30,875)	—

Total expenses	1,252,534	56,449	242,185	(30,875)	1,520,293

Income (loss) from continuing operations before taxes	$294,308	$17,980	$(1,377)	$(680)	$310,231

Identifiable assets	$27,550,562	$32,442	$4,353,131	$(28,089)	$31,908,046

	Year ended December 31, 2006
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$944,354	$46,962	$220,224	$—	$1,211,540
Net realized gains	6,050	10	—	—	6,060
Net gains (losses) on financial instruments at fair value and foreign exchange	17,887	(187)	(4,538)	—	13,162
Inter-segment revenues (2)	12,553	17,214	782	(30,549)	—

Total revenues	980,844	63,999	216,468	(30,549)	1,230,762
Interest expense	843,832	—	181,071	—	1,024,903
Operating expenses	30,517	35,927	18,975	—	85,419
Inter-segment expenses (2)	14,102	6,099	9,409	(29,610)	—

Total expenses	888,451	42,026	209,455	(29,610)	1,110,322

Income (loss) from continuing operations before taxes	$92,393	$21,973	$7,013	$(939)	$120,440

Identifiable assets	$21,618,167	$46,949	$4,296,061	$(292,464)	$25,668,713

(1)	Represents the sum of third-party interest income, investment management services fees and other fees.

(2)	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Business Segments (continued)

	Year ended December 31, 2005
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$620,015	$42,816	$214,312	$—	$877,143
Net realized gains	1,383	1	—	—	1,384
Net gains (losses) on financial instruments at fair value and foreign exchange	20,606	(16)	21,968	—	42,558
Inter-segment revenues (2)	2,707	13,944	—	(16,651)	—

Total revenues	644,711	56,745	236,280	(16,651)	921,085
Interest expense	527,471	835	177,034	—	705,340
Operating expenses	27,420	31,142	26,621	—	85,183
Inter-segment expenses (2)	11,333	5,173	—	(16,506)	—

Total expenses	566,224	37,150	203,655	(16,506)	790,523

Income (loss) from continuing operations before taxes	$78,487	$19,595	$32,625	$(145)	$130,562

Identifiable assets	$16,782,346	$62,633	$4,645,771	$(346,996)	$21,143,754

(1)	Represents the sum of third-party interest income, investment management services fees and other fees.

(2)	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

A significant portion of premiums reported within the insurance segment is generated outside the U.S. The following table summarizes net premiums earned by geographic location of risk for years ended December 31, 2007, 2006 and 2005.

	Years ended December 31
In millions	2007	2006	2005
Total premiums earned:
United States	$612	$616	$626
United Kingdom	45	40	33
Europe (excluding United Kingdom)	29	24	24
Internationally diversified	83	83	92
Central and South America	38	44	43
Asia	33	31	32
Other	16	15	14

Total	$856	$853	$864

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

In accordance with SFAS 144, MuniServices, Capital Asset and the related VIEs and 1838 have been reported as discontinued operations in the Company’s consolidated financial statements. Income and loss from discontinued operations, net of tax, for the years ended December 31, 2006 and 2005 was income of $6.1 million and a loss of $2.0 million, respectively. The following table presents the amounts included in income/ (loss) from discontinued operations before income taxes:

	Years ended December 31
In thousands	2006	2005
Revenues	$28,643	$22,480
Expenses	18,959	25,397

Income/(loss) before income taxes	$9,684	$(2,917)

Note 16: Insurance Regulations and Dividends

MBIA Corp. is subject to insurance regulations and supervision of the State of New York (its state of incorporation) and all U.S. and non-U.S. jurisdictions in which it is licensed to conduct insurance business. The extent of insurance regulation and supervision varies by jurisdiction, but New York and most other jurisdictions have laws and regulations prescribing minimum standards of solvency and business conduct, which must be maintained by insurance companies. Among other things, these laws prescribe permitted classes and concentrations of investments and limit both the aggregate and individual securities risks that MBIA Corp. may insure on a net basis based on the type of obligations insured. In addition, some insurance laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. is required to file detailed annual financial statements with the NYSID and similar supervisory agencies in other jurisdictions in which it is licensed. The operations and accounts of MBIA Corp. are subject to examination by regulatory agencies at regular intervals.

New York State insurance law regulates the payment of dividends by financial guarantee insurance companies and provides that such companies may not declare or distribute dividends except out of statutory earned surplus. Under New York State insurance law, the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as shown by the most recent statutory financial statement on file with the NYSID, or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the Superintendent of the NYSID approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings.

In April of 2007, MBIA Corp. received approval from the NYSID and paid a dividend of $500 million to MBIA Inc. In 2006, MBIA Corp. declared and paid dividends of $339 million to MBIA Inc. without the need for special approval by the NYSID. Additionally, in the fourth quarter of 2006, MBIA Corp. received approval from the NYSID to pay a total dividend of $500 million, which MBIA Corp. declared and paid to MBIA Inc. in December 2006.

The NYSID and certain other statutory insurance regulatory authorities in and outside the U.S. have various requirements relating to the maintenance of certain minimum ratios of statutory capital and reserves to net insurance in force. MBIA Corp. and its subsidiaries were in compliance with these requirements as of December 31, 2007 and 2006.

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

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of shares of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. As of December 31, 2007, the Company repurchased 10 million shares under the program at an average price of $66.30 per share. The Company’s ability to repurchase

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Stock Repurchases (continued)

common stock is largely dependent on the amount of dividends paid by MBIA Corp. to MBIA Inc. Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements.

In the third quarter of 2007, the Company decided to suspend share repurchases under the program in light of concerns and uncertainties regarding the housing markets, the structured finance sector and the U.S. economy, as well as improvements in the Company’s new business opportunities. The Company may reevaluate this decision from time to time and resume share repurchases when it deems appropriate and when regulatory and rating agency capital requirements permit.

During 2007 and 2006, 1,440,867 and 959,381 shares, respectively, were purchased by the Company for settling awards under the Company’s long-term incentive plans.

Note 18: Short-Term Debt, Long-Term Debt and Other Borrowing Arrangements

The Company’s short-term debt consists of floating rate certificates issued as part of Tender Option Bond (“TOB”) trades. A TOB trade is a repackaging of municipal bonds, effectively providing MBIA with leveraged securitized financing of long-term bonds at short-term tax-exempt rates. At December 31, 2007 and 2006, floating rate certificates related to the TOB trades included in short-term debt totaled $13.4 million and $40.9 million, respectively. The aggregate weighted-average interest rate as of December 31, 2007 and 2006 was 3.52% and 3.94%, respectively. Assets supporting these certificates are included in the Company’s available-for-sale fixed-maturity investment portfolio.

The Company’s long-term debt consists of notes and debentures as follows:

	As of December 31
In thousands	2007	2006
4.500% Notes due 2010	$154,573	$143,360
9.375% Notes due 2011	100,000	100,000
6.400% Senior Notes due 2022 (1)	297,019	298,244
7.000% Debentures due 2025	75,000	75,000
7.150% Debentures due 2027	100,000	100,000
6.625% Debentures due 2028	150,000	150,000
5.700% Senior Notes due 2034 (2)	350,000	350,000

	1,226,592	1,216,604
Less unamortized discount	1,579	1,673
Plus unamortized premium	267	358

Total	$1,225,280	$1,215,289

(1)	Callable on or after August 15, 2006 at 100.00.

(2)	Callable at any time at the greater of 100.00 or the present value of the remaining scheduled payments of principal and interest.

The Company’s long-term debt is subject to certain restrictive covenants, none of which significantly restrict the Company’s operating activities or dividend-paying ability. At December 31, 2007 and December 31, 2006, the Company was in compliance with all debt covenants.

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

The aggregate maturity of long-term debt obligations, excluding accrued interest and premiums or discounts, as of December 31, 2007 for each of the next five years and thereafter commencing in 2008 was:

In thousands	2008	2009	2010	2011	2012	After 2012	Total
Long-term debt obligations due	$—	$—	$154,573	$100,000	$—	$972,019	$1,226,592

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Short-Term Debt, Long-Term Debt and Other Borrowing Arrangements (continued)

The Company has available various facilities, such as lines of credit and equity-based facilities, which further support its claims-paying resources. At December 31, 2007, MBIA Corp. maintained a $450 million limited recourse standby line of credit facility with a group of major banks to provide funds for the payment of claims in excess of the greater of $500 million of cumulative claims, net of recoveries, or 5% of average annual debt service with respect to public finance transactions. The agreement is for a ten-year term, which expires in March 2015. During 2007, there were no balances outstanding under the facility.

MBIA Corp. has access to $400 million through a Money Market Committed Preferred Custodial Trust (“CPCT”) securities facility issued by eight trusts (the “Trusts”), which were created for the primary purpose of issuing CPCT securities and investing the proceeds in high-quality commercial paper or short-term U.S. Government obligations. The CPCT securities are remarketed every 28 days with the interest rate set by means of an auction and with two trusts remarketing each week. In the event that there are insufficient bids at any auction to remarket all of the CPCT securities of any trust, the rate is reset for the next 28 days at the maximum prescribed rate with the investors of the CPCT securities continuing to hold them until the next auction in which sufficient bids are received. The maximum prescribed rate is 30-day LIBOR plus 150 basis points if MBIA Corp. maintains a financial strength rating from S&P and Moody’s at or above AA- and Aa3, respectively, or 30-day LIBOR plus 200 basis points if MBIA Corp.’s financial strength rating falls below either AA- or Aa3. Due to the decline in the demand for short-term structured securities during the end of the third quarter of 2007 through the fourth quarter of 2007, all CPCT securities were unable to be remarketed at their most recent remarketing date, resulting in the current investors of the CPCT securities receiving the maximum prescribed interest rate from August 14, 2007 through December 31, 2007.

MBIA Corp. has a put option to sell to the Trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the Trusts will transfer the proceeds to MBIA Corp. in exchange for the preferred stock that will be held by the Trusts. The Trusts are vehicles for providing MBIA Corp. the opportunity to access new capital at its sole discretion through the exercise of the put options. As of December 31, 2007, the Trusts were rated AA and Aa2 by S&P and Moody’s, respectively. However, in January 2008, the trusts were downgraded by S&P and Moody’s to AA- and Aa3, respectively. To date, MBIA Corp. has not exercised its put options under any of these arrangements. The Company continues to receive 100% capital credit for this facility. However, the Company anticipates incurring additional expense to maintain this facility if the CPCT securities continue to incur interest at the maximum prescribed rate. In 2007, the Company recorded a $110 million mark-to-market gain on its CPCT facility. This soft capital facility constitutes a financial instrument which is required to be recorded on the Company’s balance sheet at fair value. The gain was due to an increase in the differential between the Company’s credit default swap spreads and the yield applicable to the CPCT facility.

At December 31, 2007, MBIA maintained a revolving credit facility totaling $500 million with a group of highly rated global banks. During the second quarter of 2006, the Company negotiated more favorable terms of the facility, including an extension of the maturity from April 2010 to May 2011. The facility contains certain covenants including, among others, that the consolidated net worth of MBIA Inc. and MBIA Corp. will not fall below $2.8 billion and that the ratio of consolidated debt to equity for MBIA Inc. and MBIA Corp. will not exceed 30%, at any time. This facility does not include any credit rating triggers or any provisions that could require the posting of collateral. The Company was in compliance with all of the revolving credit facility covenants as of December 31, 2007. During 2007, there were no balances outstanding under the facility. In January 2008, the Company amended the current credit facility to treat the Surplus Notes issued in January 2008 as equity in the net worth calculation.

The Company has $19.8 million of outstanding letters of credit for MBIA-MISC that are intended to support the net asset value of certain investment pools managed by MBIA-MISC. These letters of credit can be drawn upon in the event that the liquidation of such assets is required and the proceeds are less than the cost. In addition, the Company has issued commitments to three pooled investment programs managed or administered by MBIA-MISC and its subsidiary. These commitments cover losses in such programs should the net asset values per share decline below specified per share values. At December 31, 2007, the maximum amount of future payments that the Company would be required to make under these commitments was $4.2 billion. These commitments shall be in effect so long as MBIA-MISC and its subsidiary remain as manager or administrator and each program remains in compliance with its respective investment objectives and policies.

Triple-A One, an MBIA-administered multi-seller conduit consolidated in the Company’s conduit segment, issues commercial paper to fund the purchase of assets from structured finance clients. Assets purchased by Triple-A One are insured by MBIA Corp. Triple-A One maintains backstop liquidity facilities for each transaction, covering 100% of the face amount of commercial paper outstanding, with banks rated A-1/P-1 or better by S&P and Moody’s, respectively. These liquidity facilities are designed to allow Triple-A One to repay investors in the event of a market disruption in which Triple-A One is unable to issue new commercial paper to replace maturing commercial paper. The financial guarantee policies issued by MBIA Corp. to insure the assets of Triple-A One cannot be accelerated to repay maturing commercial paper or borrowings under liquidity facilities and only guarantee ultimate payments over time relating to the assets. Through December 31, 2007, no borrowings have been made under any of Triple-A One’s liquidity facilities. In February 2008, Triple-A One borrowed $15 million for one day under its liquidity facilities to repay maturing commercial paper. The borrowing under the liquidity facilities was repaid by issuing new commercial paper.

On January 16, 2008, MBIA Corp. issued $1 billion of 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033. See Note 29, “Subsequent Events” for further information on the Surplus Notes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19: Investment Agreement, Commercial Paper and Medium-Term Note Obligations

Obligations under investment agreement contracts are recorded as liabilities on the Company’s consolidated balance sheet based upon proceeds received plus unpaid accrued interest at the balance sheet date. Upon the occurrence of certain contractually agreed-upon events, some of these funds may be withdrawn prior to their expected withdrawal dates by the investor. Investment agreements have been issued with either fixed or floating interest rates in both U.S. dollars and foreign currencies. As of December 31, 2007, the annual interest rates on these agreements ranged from 2.50% to 7.93% and the weighted-average interest rate was 4.96%. As of December 31, 2006, the annual interest rates on these agreements ranged from 1.07% to 7.93% and the weighted-average interest rate was 4.69%. Principal payments due under these investment agreements in each of the next five years ending December 31 and thereafter, based upon expected withdrawal dates, are as follows:

In thousands	Principal Amount (1)
Expected withdrawal date:
2008	$3,501,035
2009	2,782,615
2010	2,236,920
2011	853,866
2012	857,680
Thereafter	6,909,825

Total	$17,141,941

(1)	Foreign currency denominated investment agreements are presented in U.S. dollars. Amounts reflect principal due at maturity for investment agreements issued at a discount.

IMC also provides agreements obligating it to purchase designated securities in a bond reserve fund at par value upon the occurrence of certain contractually agreed-upon events. The opportunities and risks in these agreements are analogous to those of investment agreements. The total par value of securities subject to these agreements was $19.1 million at December 31, 2007.

Under private placement offerings, Triple-A One issues commercial paper with maturities of up to 270 days. Outstanding commercial paper obligations, net of unamortized discount, at December 31, 2007 were $850 million and at December 31, 2006 were $746 million. As of December 31, 2007, commercial paper outstanding had original issue maturities ranging from January 2, 2008 to March 12, 2008, interest rates ranging from 5.14% to 6.32% and a weighted-average interest rate of 5.54%. As of December 31, 2006, commercial paper outstanding had original issue maturities ranging from January 2, 2007 to February 5, 2007, interest rates ranging from 5.33% to 5.41% and a weighted-average interest rate of 5.36%. Triple-A One enters into 364-day or shorter term credit facilities with multiple independent third-party credit support providers as a source of liquidity in the event of a commercial paper market disruption. Through December 31, 2007, no borrowings have been made under any of Triple-A One’s liquidity facilities. In February 2008, Triple-A One borrowed $15 million for one day under its liquidity facilities to repay maturing commercial paper. The borrowing under the liquidity facilities was repaid by issuing new commercial paper.

Medium-term note obligations are recorded as liabilities on the Company’s balance sheet based upon proceeds received, net of unamortized discounts and premiums, plus unpaid accrued interest at the balance sheet date. MBIA adopted the provisions of SFAS 155 on January 1, 2007 and applied SFAS 155 fair value measurement to a medium-term note liability. Medium-term notes are issued by GFL as part of MBIA’s asset/liability products segment and by Meridian as part of MBIA’s conduit segment. Medium-term notes have been issued with either fixed or floating interest rates and GFL has issued medium-term notes in U.S. dollars and foreign currencies. As of December 31, 2007, the annual interest rates of the medium-term notes ranged from 3.59% to 6.40% and the weighted-average interest rate was 5.15%. As of December 31, 2006, the annual interest rates of the medium-term notes ranged from 3.10% to 6.40% and the weighted-average interest rate was 5.09%. Principal payments due under medium-term note obligations based on their contractual maturity dates are as follows:

In thousands	Principal Amount (1)
Maturity date:
2008	$5,457,292
2009	2,086,529
2010	735,988
2011	192,899
2012	197,071
Thereafter	5,141,369

Total	$13,811,148

(1)	Foreign currency denominated medium-term notes are presented in U.S. dollars. Amounts reflect the principal due at maturity for notes issued at a discount or premium.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Net Insurance in Force

MBIA Corp. guarantees the payment of principal of, and interest or other amounts owing on, municipal, asset-/mortgage-backed and other non-municipal securities. MBIA Corp.’s ultimate exposure to credit loss in the event of nonperformance by the issuer of the insured obligation is represented by the net insurance in force in the tables that follow.

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

MBIA Corp. maintains underwriting guidelines based on those aspects of credit quality that it deems important for each category of obligation considered for insurance. For global public finance transactions these include economic and social trends, debt and financial management, adequacy of anticipated cash flow, satisfactory legal structure and other security provisions, viable tax and economic bases, adequacy of loss coverage and project feasibility. For global structured finance transactions, MBIA Corp.’s underwriting guidelines, analysis and due diligence focus on counterparty credit and operational quality. MBIA also analyzes the quality of asset pools, as well as their historical and projected performance. The strength of a structure, including legal segregation of the assets, cash flow analysis, the size and source of first loss protection, asset performance triggers and financial covenants are also reviewed. Such guidelines are subject to periodic review by a senior risk committee, which is responsible for establishing the criteria for the Company’s underwriting standards as well as maintaining the standards in its insurance operations.

As of December 31, 2007, insurance in force, net of cessions to reinsurers and other reimbursement agreements, had an expected maturity range of 1-50 years. Other reimbursement agreements that have been netted from the Company’s insurance in force as reported below relate to contracts under which the Company is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under GAAP. These agreements resulted in deductions of $7.0 billion and $9.3 billion for 2007 and 2006, respectively. The distribution of net insurance in force by geographic location, excluding $25.7 billion and $20.8 billion relating to transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies in 2007 and 2006, respectively, is presented in the following table:

	As of December 31
	2007		2006
In billions Geographic Location	Net Insurance In Force	% of Net Insurance In Force	Net Insurance In Force	% of Net Insurance In Force
California	$122.0	11.9%	$116.2	12.3%
New York	64.6	6.3	63.6	6.8
Florida	49.8	4.9	45.9	4.9
Texas	38.6	3.8	37.2	4.0
Illinois	35.8	3.5	34.5	3.7
New Jersey	30.5	3.0	31.9	3.4
Washington	21.8	2.1	21.3	2.2
Massachusetts	20.0	2.0	21.3	2.3
Michigan	19.9	1.9	19.3	2.0
Pennsylvania	19.2	1.9	20.5	2.2

Subtotal	422.2	41.3	411.7	43.8
Nationally diversified	195.1	19.1	143.6	15.3
Other states	250.1	24.5	241.7	25.7

Total United States	867.4	84.9	797.0	84.8

Internationally diversified	56.9	5.5	51.5	5.5
Country specific	97.6	9.6	91.5	9.7

Total Non-United States	154.5	15.1	143.0	15.2

Total	$1,021.9	100.0%	$940.0	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Net Insurance in Force (continued)

The net insurance in force by type of bond, excluding transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies, is presented in the following table:

	As of December 31
	2007		2006
In billions Bond Type	Net Insurance In Force	% of Net Insurance In Force	Net Insurance In Force	% of Net Insurance In Force
Global Public Finance—United States:
General obligation	$265.5	26.0%	$258.7	27.5%
Municipal utilities	124.1	12.1	116.3	12.4
Special revenue	5.6	0.6	5.8	0.6
Tax-backed	80.5	7.9	75.9	8.1
Transportation	57.4	5.6	56.0	6.0
Health care	44.2	4.3	46.6	4.9
Higher education	43.3	4.2	39.8	4.2
Municipal housing	16.6	1.6	17.8	1.9
Military housing	21.6	2.1	15.3	1.6
Investor-owned utilities (1)	14.9	1.6	14.6	1.6

Total United States	673.7	66.0	646.8	68.8

Global Public Finance—Non-United States
Sovereign	22.7	2.2	21.6	2.3
Transportation	16.9	1.7	17.8	1.9
Utilities	13.0	1.3	11.6	1.2
Investor-owned utilities	10.6	1.0	6.5	0.7
Sub-sovereign	1.0	0.1	1.0	0.1
Municipal housing	0.4	0.0	0.5	0.1
Health care	0.1	0.0	0.4	0.0
Higher education	0.1	0.0	0.1	0.0

Total Non-United States	64.8	6.3	59.5	6.3

Total Global Public Finance	738.5	72.3	706.3	75.1

Global Structured Finance—United States:
Collateralized debt obligations (2)	96.3	9.4	56.9	6.1
Mortgage-backed residential	34.0	3.3	29.0	3.1
Mortgage-backed commercial	1.6	0.2	2.7	0.3
Consumer asset-backed:
Auto loans	10.6	1.0	10.2	1.1
Student loans	11.7	1.1	15.1	1.6
Manufactured housing	2.9	0.3	3.3	0.4
Other consumer asset-backed	3.0	0.3	3.1	0.3
Corporate asset backed:
Operating assets:
Aircraft portfolio lease securitizations	3.5	0.4	3.7	0.4
Rental car fleets	4.7	0.5	6.0	0.6
Secured airline equipment securitization (EETC)	3.1	0.3	3.8	0.4
Other operating assets	2.4	0.2	1.7	0.2
Structured insurance securitizations	9.5	0.9	4.9	0.5
Franchise assets	2.9	0.3	2.0	0.2
Intellectual property	2.8	0.3	0.4	0.0
Other corporate asset-backed	4.8	0.5	7.4	0.8

Total United States	193.8	19.0	150.2	16.0

Global Structured Finance—Non-United States
Collateralized debt obligations (2)	50.0	4.9	45.6	4.9
Mortgage-backed residential	16.3	1.6	16.4	1.7
Mortgage-backed commercial	6.5	0.6	5.8	0.6
Consumer asset-backed:
Auto loans	0.4	0.0	0.3	0.0
Other consumer asset-backed	0.9	0.1	1.8	0.2
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	2.4	0.2	1.8	0.2
Rental car fleets	—	—	—	—
Secured airline equipment securitization (EETC)	0.5	0.0	0.5	0.1
Other operating assets	0.6	0.1	0.6	0.1
Structured insurance securitizations	0.1	0.0	—	—
Franchise assets	1.7	0.2	1.9	0.2
Intellectual property	1.1	0.1	0.7	0.1
Future flow	3.4	0.3	3.2	0.3
Other corporate asset-backed	5.7	0.6	4.9	0.5

Total Non-United States	89.6	8.7	83.5	8.9

Total Global Structured Finance	283.4	27.7	233.7	24.9

Total	$1,021.9	100.0%	$940.0	100.0%

(1)	Includes Investor owned utilities, Industrial development and Pollution control revenue bonds.

(2)

Includes transactions (represented by structured pools of primarily investment grade corporate credit risks or commercial real estate assets) that do not include typical CDO structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Net Insurance in Force (continued)

The insurance operations have entered into certain guarantees of derivative contracts, included in the preceding tables, which do not qualify for the financial guarantee scope exception under SFAS 133. MBIA Corp. generally guarantees the timely payment of principal and interest related to these derivatives upon the occurrence of a credit event with respect to a referenced obligation. The maximum amount of future payments that MBIA Corp. may be required to make under these guarantees, should a full credit event occur, is $138.8 billion. This amount is net of $32.1 billion of insured derivatives ceded under reinsurance agreements and capital market transactions in which MBIA Corp. economically hedges a portion of the credit and market risk associated with its insured derivatives. MBIA Corp.’s guarantees of derivative contracts have a legal maximum maturity range of 1-89 years. A small number of guaranteed credit derivative contracts have long maturities to satisfy regulatory requirements imposed on MBIA’s counterparties. However, the expected maturities of such contracts are much shorter due to amortizations and prepayments in the underlying collateral pools. In accordance with SFAS 133, the fair values of these guarantees at December 31, 2007 are recorded on the balance sheet as assets and liabilities, representing gross gains and losses, of $830.4 million and $4,461.2 million, respectively. These derivative contracts are discussed further in “Note 6: Derivative Instruments.”

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

MBIA Corp. has also issued guarantees of certain obligations issued by its investment management affiliates that are not included in the previous tables. These guarantees take the form of insurance policies issued by MBIA Corp. on behalf of the investment management services affiliates. Should one of these affiliates default on its insured obligations, MBIA Corp. will be required to pay all scheduled principal and interest amounts outstanding. As of December 31, 2007, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees, should a full default occur, is $25.7 billion. These guarantees have a maximum maturity range of 1-56 years, were entered into on an arm’s length basis and are fully collateralized by marketable securities. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.

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

The Company generally retains the right to recapture the business ceded to reinsurers under certain circumstances, including rating downgrades of its reinsurers. Additionally, under New York State insurance regulations, MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2007, the total amount available under these letters of credit and trust arrangements was $871.8 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

The aggregate amount of insurance in force ceded by MBIA to reinsurers under reinsurance agreements was $111.7 billion and $104.8 billion as of December 31, 2007 and 2006, respectively. In addition, the Company has entered into other reimbursement agreements under which it is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under GAAP. These reimbursement agreements, primarily with a reinsurer rated AA- by S&P and Aa3 by Moody’s, totaled $7.0 billion and $9.3 billion at December 31, 2007 and 2006, respectively, and have been excluded from the following tables.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21: Reinsurance (continued)

The distribution of ceded insurance in force by geographic location is presented in the following table:

	As of December 31
	2007		2006
In billions Geographic Location	Ceded Insurance In Force	% of Ceded Insurance In Force	Ceded Insurance In Force	% of Ceded Insurance In Force
California	$8.3	7.4%	$8.7	8.3%
New York	4.2	3.8	4.4	4.2
Massachusetts	2.6	2.3	2.9	2.7
Texas	2.2	2.0	3.2	3.0
Florida	2.2	2.0	3.1	3.0
New Jersey	2.0	1.8	2.4	2.3
Illinois	2.0	1.8	2.2	2.1
Puerto Rico	1.9	1.7	2.4	2.3
Colorado	1.9	1.7	2.0	1.9
Michigan	1.3	1.1	1.3	1.3

Subtotal	28.6	25.6	32.6	31.1
Nationally diversified	31.8	28.5	20.4	19.5
Other states	14.0	12.5	15.7	15.0

Total United States	74.4	66.6	68.7	65.6

Internationally diversified	16.2	14.5	15.4	14.7
Country specific	21.1	18.9	20.7	19.7

Total Non-United States	37.3	33.4	36.1	34.4

Total	$111.7	100.0%	$104.8	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21: Reinsurance (continued)

The distribution of ceded insurance in force by type of bond is presented in the following table:

	As of December 31
	2007		2006
In billions Bond Type	Ceded Insurance In Force	% of Ceded Insurance In Force	Ceded Insurance In Force	% of Ceded Insurance In Force
Global Public Finance—United States:
General obligation	$11.0	9.9%	$12.1	11.6%
Municipal utilities	7.5	6.7	8.6	8.2
Special revenue	0.3	0.3	0.3	0.3
Tax-backed	4.5	4.0	5.6	5.3
Transportation	8.4	7.5	8.8	8.4
Health care	6.5	5.8	8.0	7.6
Higher education	1.5	1.3	1.6	1.5
Municipal housing	0.7	0.6	0.8	0.8
Military housing	0.8	0.7	0.7	0.7
Investor-owned utilities (1)	1.3	1.2	1.4	1.4

Total United States	42.5	38.0	47.9	45.8

Global Public Finance—Non-United States
Sovereign	4.9	4.4	4.2	4.0
Transportation	5.4	4.8	6.1	5.8
Utilities	3.6	3.2	3.6	3.4
Investor-owned utilities	1.3	1.2	1.2	1.2
Sub-sovereign	0.6	0.5	0.6	0.6
Municipal housing	0.0	0.0	0.0	0.0
Health care	0.1	0.1	0.2	0.2
Higher education	0.0	0.0	0.0	0.0

Total Non-United States	15.9	14.2	15.9	15.2

Total Global Public Finance	58.4	52.2	63.8	61.0

Global Structured Finance—United States:
Collateralized debt obligations (2)	20.9	18.7	9.5	9.1
Mortgage-backed residential	2.3	2.0	2.3	2.2
Mortgage-backed commercial	0.1	0.1	0.2	0.2
Consumer asset-backed:
Auto loans	1.1	1.0	1.2	1.1
Student loans	0.8	0.8	0.9	0.8
Manufactured housing	0.2	0.2	0.2	0.2
Other consumer asset-backed	0.5	0.4	0.5	0.5
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	0.6	0.5	0.6	0.6
Rental car fleets	1.1	1.0	1.3	1.2
Secured airline equipment securitization (EETC)	1.1	1.0	1.2	1.2
Other operating assets	0.2	0.2	0.3	0.2
Structured insurance securitizations	2.3	2.1	1.6	1.6
Franchise assets	0.4	0.3	0.5	0.5
Intellectual property	0.1	0.1	0.0	0.0
Other corporate asset-backed	0.3	0.3	0.5	0.5

Total United States	32.0	28.7	20.8	19.9

Global Structured Finance—Non-United States
Collateralized debt obligations (2)	13.7	12.3	12.5	11.9
Mortgage-backed residential	1.5	1.3	2.0	1.9
Mortgage-backed commercial	1.4	1.3	1.0	0.9
Consumer asset-backed:
Auto loans	0.0	0.0	0.0	0.0
Other consumer asset-backed	0.5	0.5	0.7	0.7
Corporate asset-backed
Operating assets:
Aircraft portfolio lease securitizations	0.6	0.5	0.6	0.5
Rental car fleets	—	—	—	—
Secured airline equipment securitization (EETC)	0.0	0.0	0.0	0.0
Other operating assets	0.1	0.1	0.1	0.1
Structured insurance securitizations	—	—	—	—
Franchise assets	0.1	0.1	0.1	0.1
Intellectual property	0.2	0.2	0.1	0.1
Future flow	1.3	1.1	1.4	1.3
Other corporate asset-backed	1.9	1.7	1.7	1.6

Total Non-United States	21.3	19.1	20.2	19.1

Total Global Structured Finance	53.3	47.8	41.0	39.0

Total	$111.7	100.0%	$104.8	100.0%

(1)	Includes Investor owned utilities, Industrial development and Pollution control revenue bonds.

(2)

Includes transactions (represented by structured pools of primarily investment grade corporate credit risks or commercial real estate assets) that do not include typical CDO structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21: Reinsurance (continued)

The following table presents the percentage of outstanding par ceded to and reinsurance recoverable from reinsurers by rating levels as of December 31, 2007:

Reinsurers	Standard & Poor’s Rating		Moody’s Rating	Percentage of Total Par Ceded	Reinsurance Recoverable (in thousands)
Channel Reinsurance Ltd.	AAA		Aaa	54.03%	$13,107
RAM Reinsurance Company, Ltd.	AAA		Aa3	14.09	15,020
Assured Guaranty Corp.	AAA		Aaa	10.12	12,077
Mitsui Sumitomo Insurance Company Ltd.	AA		Aa3	6.09	5,940
Ambac Assurance Corporation	AAA		Aaa	5.94	—
Swiss Reinsurance Company, Zurich, Switzerland	AA	-	Aa2	4.23	8,298
Radian Asset Assurance Inc.	AA		Aa3	1.14	8,134
Assured Guaranty Re Ltd.	AA		Aa2	1.06	—
XL Financial Assurance Ltd.	AAA		Aaa	0.59	—
Export Development Canada	AAA		Aaa	0.44	—
Other (1)	A+ or above		Aa3 or above	2.23	19,191
Not Currently Rated				0.04	274

Total				100.00%	$82,041

(1)	Several reinsurers within this category are not rated by Moody’s.

Channel Re is a reinsurer of MBIA. Additionally, MBIA owns a 17.4% equity interest in Channel Re. In June 2007, S&P revised its outlook on Channel Re from negative to stable. In February 2008, S&P placed Channel Re’s AAA rating on CreditWatch with negative implications. In February 2008, Moody’s downgraded Channel Re to Aa3 from Aaa, with negative outlook. For the year ended December 31, 2007, the Company expects that Channel Re will report negative shareholder’s equity on a GAAP basis. As a result, in the fourth quarter of 2007, the Company recorded an adjustment to the carrying value of its equity ownership interest in Channel Re from $85.7 million at September 30, 2007 to zero. As of December 31, 2007, the Company had $708.2 million of derivative assets related to insured credit derivatives ceded to Channel Re and a $13.1 million reinsurance recoverable from Channel Re. The Company has assessed Channel Re’s ability to pay these amounts to MBIA if they were to be settled and has concluded that Channel Re had sufficient liquidity supporting its business to settle such amounts, inclusive of approximately $495 million that Channel Re had on deposit in trust accounts as of December 31, 2007 for the benefit of MBIA. Although the trusts limit the potential for Channel Re to default on its obligations to MBIA, there can be no assurance that Channel Re will not default on its obligations to MBIA that exceed the amounts already established in the trust accounts. If, in the future, MBIA determines that Channel Re does not have sufficient liquidity to settle its obligations to MBIA, MBIA will record reserves against such amounts.

Several of the Company’s financial guarantee reinsurers, including RAM Reinsurance Company, Ltd. (“RAM”), Ambac Assurance Corporation, XL Financial Assurance Ltd. and XL Capital Assurance Inc., have had their credit ratings either downgraded or put on negative watch by one or more of the major rating agencies between December 2007 and February 2008. RAM has deposited $104 million of assets in a trust for the benefit of MBIA as of December 31, 2007. Although there was no material impact on the Company for any of the rating agency actions through February 2008 relating to its reinsurers, the downgrade of one of our key reinsurers could adversely impact our capital position under rating agency models, and affect our financial strength rating and ability to write new business accordingly.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21: Reinsurance (continued)

The components of net premiums written and earned, including premiums assumed from and ceded to other companies, are presented in the following table:

	Years ended December 31
	2007		2006		2005
In thousands	Written	Earned	Written	Earned	Written	Earned
Direct	$988,834	$985,608	$910,902	$988,218	$1,005,064	$1,007,655
Assumed	10,029	13,643	11,062	14,796	12,891	19,236

Gross	998,863	999,251	921,964	1,003,014	1,017,955	1,026,891
Ceded	(106,474)	(143,627)	(107,287)	(150,411)	(138,493)	(162,488)

Net before elimination	892,389	855,624	814,677	852,603	879,462	864,403
Elimination	(31,607)	(31,607)	(28,015)	(28,015)	(30,534)	(30,534)

Net	$860,782	$824,017	$786,662	$824,588	$848,928	$833,869

For the years ended December 31, 2007, 2006 and 2005, recoveries received under reinsurance contracts totaled $8.8 million, $5.6 million and $5.8 million, respectively. Ceding commissions received from reinsurers, before deferrals and net of return ceding commissions, were $25.8 million, $24.9 million and $35.9 million in 2007, 2006 and 2005, respectively.

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

In thousands	2007	2006	2005
Case basis loss and LAE reserves:
Balance at January 1	$323,718	$512,888	$434,924
Less: reinsurance recoverable	46,941	58,965	34,610

Net balance at January 1	276,777	453,923	400,314

Case basis transfers from the unallocated loss reserve related to:
Current year	633,896	9,015	104,341
Prior years	44,174	65,990	84,264

Total	678,070	75,005	188,605

Net paid (recovered) related to:
Current year	44,164	635	(2,949)
Prior years	80,844	251,516	137,945

Total net paid	125,008	252,151	134,996

Net balance at December 31	829,839	276,777	453,923
Plus: reinsurance recoverable	82,041	46,941	58,965

Case basis loss and LAE reserve balance at December 31	911,880	323,718	512,888

Unallocated loss reserve:
Balance at January 1	213,319	208,614	313,945
Losses and LAE incurred	900,345	80,889	84,274
Channel Re elimination(1)	(1,051)	(1,179)	(1,000)
Transfers to case basis and LAE reserves	(678,070)	(75,005)	(188,605)

Unallocated loss reserve balance at December 31	434,543	213,319	208,614

Total	$1,346,423	$537,037	$721,502

(1)	Represents the amount of losses and LAE incurred that have been eliminated in proportion to MBIA’s ownership interest in Channel Re, which is carried on an equity method accounting basis.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22: Loss and Loss Adjustment Expense Reserves (continued)

The unallocated loss reserve approximated $435 million at December 31, 2007, which represents the Company’s estimate of losses, associated with credit deterioration, that have occurred in the Company’s insured portfolio but have not been specifically identified and is available for future case-specific activity. As a result of the continued stress in the mortgage markets and an increase in defaults on mortgage-backed securities, specific case basis reserves for the year ended December 31, 2007 significantly exceeded the 12% loss factor currently used by the Company. In the fourth quarter of 2007, the Company recorded $614 million of loss and LAE, in addition to the provision based on its loss factor, related to MBIA’s insured exposure to prime, second-lien residential mortgage-backed securities (“RMBS”) transactions consisting of home equity lines of credit and closed-end second-lien mortgages. In addition, the Company recorded $200 million of loss and LAE to increase its unallocated loss reserve for probable losses on its RMBS exposure that have not been specifically identified to individual policies as of December 31, 2007. During 2007, $678 million of the unallocated loss reserve was transferred to case basis reserves primarily relating to insured obligations within the RMBS, the Student Loan Finance Corporation (“SFC”) and a multi-sector CDO, as well as insured obligations within the home equity loan and manufactured housing sectors. Partially offsetting these loss reserves were reversals of previously established case basis reserves within the EETC sector. The Company incurred $86 million of loss and loss adjustment expenses in 2007 based on 12% of scheduled net earned premium and an additional $814 million related to losses incurred for case basis and non-specific RMBS activity.

Total net paid activity for 2007 of $125 million primarily related to insured obligations within MBIA’s RMBS sector, a static multi-sector CDO and Alleghany Health, Education and Research Foundation (“AHERF”). The Company had salvage and subrogation receivables of $108 million and $180 million at December 31, 2007 and 2006, respectively, included in “Other assets.” Amounts due to reinsurers related to salvage and subrogation totaled $4 million at December 31, 2007 and at December 31, 2006, and are included in “Other liabilities.”

Note 23: Pension and Profit-sharing Plans

The Company maintains a qualified non-contributory defined contribution pension plan to which the Company contributes 10% of each eligible employee’s annual compensation. Annual compensation for determining such contributions consists of base salary, bonus and commissions, as applicable. Pension benefits vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. Pension expense for the years ended December 31, 2007, 2006 and 2005 was $10.3 million, $9.1 million and $9.5 million, respectively.

The Company also maintains a qualified profit-sharing/401(k) plan. The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute through payroll deductions up to 10% of eligible compensation. The Company matches employee contributions up to the first 5% of such compensation with MBIA Inc. common stock. The benefit of the Company’s contributions vest over a five-year period with 20% vested after two years, 60% vested after three years and 80% vested after four years and 100% vested after five years. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. Participants who qualify for distribution may receive a single lump sum, transfer the assets to another qualified plan or individual retirement account, or receive a series of specified installment payments. Company contributions to the profit-sharing/401(k) plans aggregated $4.7 million, $3.9 million and $4.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In addition to the above plans, the Company maintains a non-qualified deferred compensation plan. Contributions to the above qualified plans that exceed limitations established by federal regulations are then contributed to the non-qualified deferred compensation plan. The non-qualified contributions included in the above stated pension and profit-sharing/401(k) expense and contribution amounts totaled $3.4 million, $3.1 million and $2.7 million for the pension plan, and $0.8 million, $0.4 million and $1.5 million for the profit-sharing/401(k) plan for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, the interest credited to the non-qualified deferred compensation plans totaled $3.1 million, $3.0 million and $2.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Under the restricted stock component of the Omnibus Plan, certain employees are granted restricted shares of the Company’s common stock. These awards have a restriction period lasting three, four or five years depending on the type of award, after which time the awards fully vest. During the vesting period these shares may not be sold. Restricted stock grants are typically granted from the vice president level up to and including the chief executive officer. Some of the awards made in 2007, 2006 and 2005 are linked to growth in the book value of the Company including certain adjustments (“modified book value”) over a three-year period following the grant date. Actual shares issued at the vesting date will be determined based on the growth in modified book value. If modified book value grows by 30% or more over the three year period, then 100% of the award will vest. If the growth in modified book value over the three year period is lower than 30%, then the amount of restricted shares issued will be adjusted downward in proportion to the amount by which actual growth in modified book value is below 30%.

Following the effective date of the Omnibus Plan, no new options or awards were granted under any of the prior plans authorized by the shareholders and all shares authorized but unissued were canceled. All stock awards granted under the prior plans and subsequently canceled or expired after the effective date of the Omnibus Plan become available for grant under the Omnibus Plan. In 2007, 102,325 options were granted and 331,013 options were canceled or expired. In 2007, 575,562 restricted shares were granted and 91,986 restricted shares were canceled. This restricted share activity affects the available share balance for future grants under the Omnibus Plan at a two for one ratio. There were 4,197,041 shares available for future grants under the Omnibus Plan as of December 31, 2007.

Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS 123 and the modified prospective method of adoption under SFAS 148. In December 2004, the FASB issued SFAS 123(R), which revised SFAS 123 and superseded APB 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2006, the Company adopted the requirements of SFAS 123(R). SFAS 123(R) requires the Company to expense the fair value of employee stock options and other forms of stock-based compensation. In addition, SFAS 123(R) classifies share-based payment awards as either liability awards, which are remeasured at fair value at each balance sheet date, or equity awards, which are measured on the grant date and not subsequently remeasured. Generally, awards with cash-based settlement, repurchase features or that are settled at a fixed dollar amount are classified as liability awards, and changes in fair value will be reported in earnings. Awards with net-settlement features or that permit a cashless exercise with third-party brokers are classified as equity awards and changes in fair value are not reported in earnings. The Company’s long-term incentive plans include features which result in both liability and equity awards. For liability awards, the Company remeasures these awards at each balance sheet date. In addition, SFAS 123(R) requires the use of a forfeiture estimate. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect of adopting the change in estimating forfeitures for both stock option awards and restricted share awards was $0.9 million and was recorded as a reduction to expense during the first quarter of 2006. The Company uses historical employee termination information to estimate the forfeiture rate applied to current stock-based awards.

In November 2006, the Company’s Board of Directors approved new voluntary retirement benefits as discussed in “Note 23: Pension and Profit Sharing Plans.” One of the components of the retirement program for those employees that are retirement eligible is to immediately vest all outstanding stock options granted prior to the approval of the program and to immediately vest all outstanding time-based restricted share grants. SFAS 123(R) requires compensation costs for those employees to be recognized from the date of grant through the retirement eligible date. Accelerated expense relating to this retirement benefit for both stock option awards and restricted stock awards was included in the 2006 compensation expense amounts.

In 2007 and 2006, the fair value of the restricted shares awarded (net of cancellations), determined on the grant date, was $34.2 million and $39.8 million, respectively. Restricted shares have been recorded as unearned compensation, which is a component of

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24: Long-term Incentive Plans (continued)

paid-in capital within shareholders’ equity on the Company’s Consolidated Balance Sheets and have been included in “Stock-based compensation” on the Company’s Consolidated Statements of Changes in Shareholders’ Equity. As of December 31, 2007 the unearned compensation balance for all restricted shares outstanding was $47.5 million. This amount is expected to be recognized as expense over a weighted-average period of 1.57 years. Unearned compensation is amortized to expense over the appropriate three- to five-year vesting period (except for a minor portion granted to members of the MBIA Inc. Board of Directors which is amortized over a ten-year period). Compensation expense related to the restricted shares, net of estimated forfeitures, was $41.9 million, $29.2 million and $18.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The tax benefit related to the restricted share awards during 2007, 2006 and 2005 was $14.6 million, $5.8 million and $2.8 million, respectively. The excess tax benefit related to the restricted share awards including the tax effects of the related dividends during 2007, 2006 and 2005 was $2.2 million, $1.3 million and $0.7 million, respectively.

The following table presents the total number of restricted share awards granted during the last three years. The proxy officers are disclosed in the Company’s proxy statement.

	Number of Restricted Shares Granted
	2007	2006	2005
Proxy officers	149,395	264,941	190,516
Other senior officers	93,864	154,690	51,922

Senior officers	243,259	419,631	242,438
Other employees	332,303	339,155	275,562

Total	575,562	758,786	518,000

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

	February 2007	June 2006	February 2005
Number of options granted	20,000	37,500	750,000
Exercise price	$70.86	$57.51	$58.84
Dividend yield	2.482%	2.405%	2.357%
Expected volatility	.2853	.3107	.3311
Risk-free interest rate	4.648%	5.050%	4.010%
Expected option term (in years)	6.44	6.37	6.55

Employee stock option compensation expense, net of estimated forfeitures, for the years ended December 31, 2007, 2006, and 2005 totaled $7.7 million, $16.6 million and $18.6 million, respectively. The tax benefit related to the stock option awards exercised during 2007, 2006 and 2005 was $17.2 million, $7.3 million and $2.5 million, respectively. The excess tax benefit related to the stock option awards during 2007, 2006 and 2005 was $5.1 million, $2.4 million and $1.0 million, respectively. As of December 31, 2007, there was $8.3 million of total unrecognized compensation cost related to nonvested stock options. This amount is expected to be recognized as expense over a weighted-average period of 1.49 years.

The following table presents the total number of options granted during the last three years. The proxy officers are disclosed in the Company’s proxy statement.

	Number of Options Granted
	2007	2006	2005
Proxy officers	—	37,500	360,000
Other senior officers	—	—	262,000

Senior officers	—	37,500	622,000
Other employees	37,800	—	194,000

Total	37,800	37,500	816,000

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24: Long-term Incentive Plans (continued)

In addition to the 2007 options granted per the table above, 64,525 options were granted to the members of the senior team on December 20, 2007 in connection with the Warburg Pincus Agreement. The grant was made solely to enable the purchase of common stock that each senior team member committed to purchase at a price in excess of the last reported trade in respect of a share of common stock on December 10, 2007. The options will become exercisable upon the closing of the investment agreement for a period of sixty days. For further information, see “Note: 29 Subsequent Events.”

A summary of the Company’s stock options outstanding at December 31, 2007, 2006 and 2005, and changes during the years ended on those dates, is presented in the following tables:

	2007
Options	Number of Shares	Weighted-Avg. Price per Share
Outstanding at beginning of year	8,410,567	$46.9385
Granted	102,325	43.7677
Exercised	1,430,818	69.3281
Expired or canceled	331,013	48.5014

Outstanding at end of year	6,751,061	$47.1771

Exercisable at end of year	5,587,667	$44.6874
Weighted-average fair value per share of options granted during the year		$18.5422

	2006
Options	Number of Shares	Weighted-Avg. Price per Share
Outstanding at beginning of year	9,699,558	$46.7513
Granted	37,500	57.5100
Exercised	1,069,637	63.5542
Expired or canceled	256,854	53.9534

Outstanding at end of year	8,410,567	$46.9385

Exercisable at end of year	6,470,298	$44.4043
Weighted-average fair value per share of options granted during the year		$17.8862

	2005
Options	Number of Shares	Weighted-Avg. Price per Share
Outstanding at beginning of year	9,497,018	$45.4433
Granted	816,000	58.9362
Exercised	528,316	59.4000
Expired or canceled	85,144	53.8047

Outstanding at end of year	9,699,558	$46.7513

Exercisable at end of year	5,321,616	$43.3642
Weighted-average fair value per share of options granted during the year		$18.3649

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24: Long-term Incentive Plans (continued)

The following table summarizes information about outstanding stock options at December 31, 2007:

Range of Average Exercise Price	Number Outstanding at 12/31/07	Weighted- Average Remaining Contractual Life in Years	Outstanding Weighted- Average Exercise Price	Number Exercisable at 12/31/07	Exercisable Weighted- Average Exercise Price
$31.00-38.33	1,633,991	3.47	$35.0021	1,563,121	$34.9256
$40.43-48.92	2,673,368	1.58	$45.1011	2,672,368	$45.0997
$52.81-59.77	1,802,721	5.26	$55.1963	1,159,223	$53.5452
$60.22-70.86	640,981	6.35	$64.3182	192,955	$64.8404

Total	6,751,061	3.47	$47.1771	5,587,667	$44.6874

In May 2002, the MBIA Inc. Board of Directors approved the “MBIA Inc. Annual and Long-Term Incentive Plan” (the “Incentive Plan”). The Incentive Plan has been superseded by the Omnibus Plan. The Incentive Plan included a stock option component and a compensation component linked to the growth in modified book value over a three-year period following the grant date. Target levels for the Incentive Plan awards were established as a percentage of total salary and bonus, based upon the recipient’s position. Awards under the Incentive Plan typically were granted from the vice president level up to and including the chief executive officer. Actual amounts to be paid are adjusted upward or downward depending on the growth of modified book value versus a baseline target, with a minimum growth of 8% necessary to receive any payment and an 18% growth necessary to receive the maximum payment. Awards under the Incentive Plan were divided equally between the two components, with approximately 50% of the award to be given in stock options and approximately 50% of the award to be paid in cash or shares of Company stock. Payments were made at the end of each three-year measurement period. During 2007, a $0.7 million credit to modified book value expense was recorded to reflect the final payout under the Incentive Plan. During 2006 and 2005, $4.3 million and $8.5 million, respectively, was recorded as an expense related to modified book value awards. The tax benefit related to modified book value awards was $1.5 million and $3.0 million for the years ended December 31, 2006 and 2005, respectively.

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

•	Entities for which investments are accounted for using the equity method by the Company.
•	Trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management.
•	Principal owners of the Company defined as owners of record or known beneficial owners of more than 10 percent of the voting interests of the Company.
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

Since 1989, MBIA Corp. has executed five surety bonds to guarantee the payment obligations of the members of the Municipal Bond Insurance Association (the “Association”), a voluntary unincorporated association of insurers writing municipal bond and note insurance as agent for the member insurance companies that had their S&P claims-paying rating downgraded from AAA on their previously issued Association policies. In the event that the Association does not meet their policy payment obligations, MBIA Corp. will pay the required amounts directly to the paying agent. The aggregate outstanding exposure on these surety bonds as of December 31, 2007 was $340 million.

MBIA Inc., through its subsidiaries, is responsible for providing investment advisory and certain related administrative services to the MBIA Capital/Claymore Managed Duration Investment Grade Municipal Fund. MBIA earned investment management, accounting, administration and service fees related to the Fund totaling $0.4 million, $0.4 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, and which are included in fees and reimbursements in the Company’s consolidated statements of operations.

MBIA Capital Management Corp., an indirect wholly-owned subsidiary of MBIA Inc., is responsible for providing investment advisory services to the MBIA Municipal Bond Inflation Protection Fund (“MIPS Fund”) of FundVantage Trust, an SEC-registered open-end, management investment company launched in November 2007. The investment objective of the MIPS Fund is to seek high after-tax inflation protected returns and it is intended to be marketed to institutional and retail investors. MBIA Corp. invested $25 million in the MIPS Fund as the initial shareholder. MBIA waived investment management fees related to the MIPS Fund in 2007. However, MBIA Corp. earned $129 thousand from its investment in the MIPS Fund in 2007, which is included in net investment income in the Company’s consolidated statements of operations.

During 2006, the Company structured two investment companies, Hudson-Thames and East-Fleet Finance Limited, along with its co-issuer, East-Fleet Finance LLC, which are not consolidated into the financial statements of the Company. MBIA, through its subsidiaries, provides asset management and administrative services to these companies. The Company earned fees related to these services, which were included in fees and reimbursements in the Company’s consolidated statements of operations. In 2007, fees received for East Fleet and Hudson-Thames were $1.6 million. Additionally, MBIA invested in the capital notes of Hudson-Thames as described in “Note 5: Variable Interest Entities.” As of December 31, 2007, the Hudson-Thames program ceased operations.

The Company owns investments, included in other investments, which are recorded in the Company’s financial statements using the equity method of accounting. These investments comprise equity interests in limited partnerships and in Channel Re. All material transactions between MBIA and these entities have been eliminated in MBIA’s consolidated financial statements. During 2007 and 2006, premiums ceded to Channel Re totaled $51.1 million and $44.8 million, respectively, and ceding commissions received from Channel Re totaled $11.6 million and $10.4 million, respectively. During 2007, cessions to Channel Re represented 62.5% of total par ceded or $12.4 billion. As of December 31, 2007, the reinsurance recoverable from Channel Re was $13.1 million and the derivative assets related to credit derivatives ceded to Channel Re was $708.2 million. In 2006, the cessions to Channel Re represented 69.3% of total par ceded or $6.7 billion. As of December 31, 2006, the reinsurance recoverable from Channel Re was $6.4 million and the derivative payable was $396 thousand. Mark-to-market losses during the fourth quarter of 2007 on insured credit derivatives that were reinsured for MBIA by Channel Re resulted in an adjustment to the carrying value of MBIA Corp.’s 17.4 percent equity ownership interest in Channel Re from $85.7 million to zero. The adjustment is reflected in net losses on financial instruments at fair value and foreign exchange. See “Note 21: Reinsurance” for additional information regarding MBIA Corp.’s equity investment in Channel Re and reinsurance agreements between MBIA Corp. and Channel Re.

On September 14, 2006, the Company announced that Richard H. Walker was elected a member of MBIA’s Board of Directors. Mr. Walker is the General Counsel of Deutsche Bank AG (“Deutsche Bank”), where he oversees Deutsche Bank’s Legal and Compliance departments worldwide. Effective January 30, 2008, he has resigned his position on MBIA’s Board of Directors. Deutsche Bank has a number of business relationships with MBIA. Deutsche Bank is a lender to MBIA pursuant to its five-year $500 million revolving credit agreement. The size of Deutsche Bank’s commitment in this facility is $30 million, for which it earns a commitment fee of 7 basis points per year. As of December 31, 2007, no borrowings were outstanding under this facility. Deutsche Bank also provides a liquidity facility of $112.5 million and a master repurchase agreement of $135 million to Triple-A One Funding Corporation, an MBIA-sponsored commercial paper conduit. As of December 31, 2007, no borrowings were outstanding under this facility. MBIA has a $30 million, net loan outstanding with Deutsche Bank, for which quarterly interest is paid at three-month LIBOR plus 3 basis points. This loan will terminate on

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 25: Related Party Transactions (continued)

June 15, 2010. Deutsche Bank and its affiliates may from time to time hold debt securities issued or insured by MBIA or its affiliates. Deutsche Bank’s capital markets subsidiaries from time to time have provided securities underwriting services to MBIA and its affiliates. MBIA has provided credit enhancement to a variety of asset securitization transactions which have been originated, sponsored or underwritten by Deutsche Bank and its subsidiaries. Additionally, MBIA and its affiliates may from time to time hold debt securities issued by Deutsche Bank or its affiliates. Deutsche Bank and MBIA also engage from time to time in a variety of derivative transactions, as well as transactions in securities and other financial assets. Significant transactions between Deutsche Bank and MBIA are discussed below. The aggregate notional amount of derivative trades with Deutsche Bank at December 31, 2007 is $9.8 billion. The net mark to market on those trades is ($24.9) million. The Company sold credit protection, in the form of a credit default swap, with Deutsche Bank as the reference entity with a notional amount of $50 million. MBIA’s insurance portfolio has total exposure to Deutsche Bank in commercial paper of $17.1 million. Additionally, in 2007, Deutsche Bank underwrote $1.0 billion of Global Funding Ltd. Medium Term Notes.

On January 30, 2008, the Company issued 16.1 million shares of MBIA common stock to Warburg Pincus at $31 per share per an investment agreement, subsequently amended on February 6, 2008, with Warburg Pincus. In addition, under the Warburg Pincus Agreement, the Company granted Warburg Pincus warrants to purchase 8.7 million shares of MBIA common stock at an exercise price of $40 per share and “B” warrants, which, upon obtaining certain approvals, will become exercisable to purchase 7.4 million shares of common stock at a price of $40 per share.

On February 13, 2008, the Company completed a public offering of 94.65 million shares of MBIA common stock at $12.15 per share. Pursuant to the amended agreement with Warburg Pincus, Warburg Pincus was granted 4 million of “B2” warrants at a price of $16.20 per share. In addition, under anti-dilution provisions in the agreement with Warburg Pincus, the terms of the warrants issued to Warburg Pincus on January 30, 2008 were amended, which resulted in (a) the 8.7 million of warrants exercisable at $40 per share were revised to 11.5 million warrants exercisable at $30.25 per share and (b) the 7.4 million of “B” warrants exercisable at $40 per share were revised to 9.8 million “B” warrants exercisable at $30.25 per share. See “Note 29: Subsequent Events,” for additional information on the agreement with Warburg Pincus and the common stock offering.

The Company had no loans outstanding to any executive officers or directors during 2007.

Note 26: Fair Value of Financial Instruments

The fair market values of financial instruments held or issued by the Company are determined through the use of observable market data when available. Market data is retrieved from a variety of third-party data sources, including independent pricing services, which use observable market-based inputs when available, direct dealer quotes or market data relevant to individual financial instruments for input into the Company’s valuation systems. Valuation systems are determined based on the characteristics of transactions and the availability of market data. The fair values of financial assets and liabilities are primarily calculated using an independent pricing service, which uses observable market inputs when available, direct dealer quotes or market data relevant to individual financial instruments. However, dealer market data may not be available for certain types of contracts that are infrequently purchased and sold. For these contracts, the Company may use alternate methods for determining fair values, such as dealer market quotes for similar contracts or cash flow modeling. Alternate valuation methods generally require management to exercise considerable judgment in the use of estimates and assumptions, and changes to certain factors may produce materially different values. In addition, actual market exchanges may occur at materially different amounts.

The following are the assumptions and methodologies used to estimate the fair value of each class of financial instruments presented:

Fixed-Maturity Securities The fair value of available-for-sale fixed-maturity securities, including securities pledged as collateral, is based upon prices obtained through third party pricing services, which include quoted prices in active markets and prices based on market-based inputs that are either directly or indirectly observable, as well as prices from dealers in relevant markets.

Investments Held-to-Maturity The held-to-maturity investments consist of fixed and floating rate fixed-maturity assets. The fair value of the fixed rate investments is determined by calculating the net present value of estimated future cash flows assuming prepayments, defaults and discount rates that the Company believes market participants would use for similar assets. The carrying value of the floating rate investments approximates their fair value.

Short-Term Investments Short-term investments are carried at amortized cost, which approximates fair value.

Other Investments Other investments consist of the Company’s interest in equity-oriented and equity method investments, including investments in perpetual securities. The fair value of these investments is based on quoted market prices, investee financial statements or cash flow modeling.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 26: Fair Value of Financial Instruments (continued)

Cash and Cash Equivalents, Accrued Investment Income, Reinsurance Recoverable on Unpaid Losses, Receivable for Investments Sold, Short-Term Debt and Payable for Investments Purchased The carrying amounts of these items are reasonable estimates of their fair values as they are short-term in nature.

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

Soft Capital Facility—The Company’s CPCT securities facility had no carrying value as of December 31, 2006. The carrying value and the fair value of the facility as of December 31, 2007 represents the present value of the differential in the spreads between the Company’s credit default swap spreads and the yield applicable to the CPCT facility.

Investment Agreements and Medium-Term Notes—The fair values of investment agreements and medium-term notes are estimated using discounted cash flow calculations based upon interest rates currently being offered for similar agreements and notes with maturities consistent with those remaining for the investment agreements and medium-term notes being valued.

Commercial Paper—The carrying value of commercial paper is a reasonable estimate of fair value primarily due to the short-term nature of commercial paper or the variability in interest rates.

Variable Interest Entity Floating Rate Notes—Variable interest entity floating rate notes consist of floating rate securities and related accrued interest. The carrying value of variable interest entity notes is a reasonable estimate of fair value due to the term of the applicable interest rates.

Securities Sold Under Agreements to Repurchase—The fair value is estimated using discounted cash flow calculations based upon interest rates currently being offered for similar agreements.

Long-Term Debt—The fair value is estimated based on quoted market prices for the same or similar securities.

Derivatives—The fair value is derived from market information and appropriate valuation methodologies which reflect the estimated amounts that the Company would receive or pay to terminate the transaction at the reporting date. Refer to “Note 6: Derivative Instruments” for further information related to the company’s derivative instruments.

Installment Premiums—The Company does not record a carrying value of installment premiums as the Company expects to receive these premiums on an installment basis over the term of the insurance contracts. The fair value of installment premiums represents the present value of the estimated future premium cash flow streams. The discount rate used is the yield-to-maturity of the Company’s insurance-related investment portfolio at the end of the preceding fiscal quarter.

	As of December 31, 2007		As of December 31, 2006
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturity securities	$30,816,251	$30,816,251	$27,931,501	$27,931,501
Investments held-to-maturity	5,053,987	5,036,465	5,213,464	5,187,766
Short-term investments	5,464,708	5,464,708	2,960,646	2,960,646
Other investments	730,711	730,711	971,707	971,707
Cash and cash equivalents	263,732	263,732	269,277	269,277
Accrued investment income	590,060	590,060	526,468	526,468
Prepaid reinsurance premiums	325,555	361,146	363,140	380,297
Reinsurance recoverable on unpaid losses	82,041	82,041	46,941	46,941
Receivable for investments sold	111,130	111,130	77,593	77,593
Derivative assets	1,715,881	1,715,881	521,278	521,278
Soft capital facility	110,000	110,000	—	—
Liabilities:
Deferred premium revenue	$3,138,396	$3,169,676	$3,129,620	$3,113,515
Loss and loss adjustment expense reserves	1,346,423	1,346,423	537,037	537,037
Investment agreements	16,107,909	16,349,511	12,482,976	12,473,421
Commercial paper	850,315	850,315	745,996	745,996
Medium-term notes	12,830,777	11,893,739	10,951,378	10,935,771
Variable interest entity floating rate notes	1,355,792	1,355,792	1,451,928	1,451,928
Securities sold under agreements to repurchase	1,163,899	1,167,584	169,432	167,777
Short-term debt	13,383	13,383	40,898	40,898
Long-term debt	1,225,280	1,105,152	1,215,289	1,269,747
Payable for investments purchased	41,359	41,359	319,640	319,640
Derivative liabilities	5,006,549	5,006,549	400,318	400,318
Off-balance sheet:
Installment premiums	—	1,969,503	—	1,722,514

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 27: Quarterly Financial Information (unaudited)

A summary of selected quarterly income statement information follows. Certain amounts have been reclassified to conform to the current presentation.

	2007
In thousands except per share amounts	First	Second	Third	Fourth	Full Year
Gross premiums written	$214,332	$244,020	$245,686	$256,861	$960,899
Net premiums written	192,963	217,495	221,228	229,096	860,782
Premiums earned	207,204	217,125	199,345	200,343	824,017
Net investment income	504,385	533,895	570,405	575,155	2,183,840
Net losses on financial instruments at fair value and foreign exchange	(16,045)	(7,949)	(352,407)	(3,028,575)	(3,404,976)
Total revenues	731,195	774,878	431,079	(2,219,706)	(282,554)
Losses and LAE incurred	20,484	20,968	22,203	836,690	900,345
Interest expense	356,330	382,366	418,386	419,966	1,577,048
Total expenses	454,154	481,861	513,902	1,333,221	2,783,138
Income (loss) before income taxes	277,041	293,017	(82,823)	(3,552,927)	(3,065,692)
Net income (loss)	$198,611	$211,831	$(36,640)	$(2,295,750)	$(1,921,948)
Net income (loss) per common share:
Basic	$1.50	$1.66	$(.30)	$(18.55)	$(15.17)
Diluted	$1.46	$1.61	$(.30)	$(18.55)	$(15.17)

	2006
In thousands except per share amounts	First	Second	Third	Fourth	Full Year
Gross premiums written	$170,386	$248,769	$199,368	$266,730	$885,253
Net premiums written	146,481	221,603	172,908	245,670	786,662
Premiums earned	203,413	214,029	209,517	197,629	824,588
Net investment income	395,075	434,566	467,374	485,331	1,782,346
Net gains on financial instruments at fair value and foreign exchange	1,807	7,701	1,006	3,980	14,494
Revenues from continuing operations	614,493	684,857	708,964	695,027	2,703,341
Loss and LAE incurred	20,126	20,295	20,414	20,054	80,889
Interest expense	249,730	288,816	306,168	337,160	1,181,874
Expenses from continuing operations	341,243	381,796	402,410	444,629	1,570,078
Income from continuing operations before income taxes	273,250	303,061	306,554	250,398	1,133,263
Income from continuing operations after income taxes	198,203	219,923	216,573	178,484	813,183
Income from discontinued operations	791	1,439	1,374	2,501	6,105
Net income	$198,994	$221,362	$217,947	$180,985	$819,288
Basic EPS:
Income from continuing operations	$1.49	$1.66	$1.63	$1.34	$6.12
Income from discontinued operations	0.01	0.01	0.01	0.02	0.05

Net income	$1.50	$1.67	$1.64	$1.36	$6.17

Diluted EPS:
Income from continuing operations	$1.45	$1.61	$1.58	$1.30	$5.95
Income from discontinued operations	0.01	0.01	0.01	0.02	0.04

Net income	$1.46	$1.62	$1.59	$1.32	$5.99

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

On April 2, 2007, MBIA announced that MBIA Corp. reached an agreement with Royal to settle the outstanding litigation. The amount paid by Royal under the terms of the settlement was sufficient to repay the approximately $362 million of outstanding par amount of the bonds insured by MBIA as well as to reimburse MBIA for a portion of the claims that MBIA has paid to date under its insurance policies. As a result of the settlement, MBIA incurred approximately $20 million in losses in the first quarter of 2007. The loss represents a reduction to MBIA’s expected recoveries for claims it has paid to date under its policies and was covered by MBIA’s unallocated loss reserves.

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
•

A report by the Company’s independent auditors, PricewaterhouseCoopers LLP, to MBIA’s Board of Directors, the SEC staff, the NYAG and the NYSID concerning the Company’s accounting for and disclosure of advisory fees and the assets of certain conduits; and

•

Retention of an Independent Consultant to review and report to the SEC, the NYAG and the NYSID on the evaluation previously undertaken at the direction of the Audit Committee of MBIA’s Board of Directors by Promontory Financial Group LLC of the Company’s controls, policies and procedures with respect to compliance, internal audit, governance, risk management and records management; the Company’s implementation of Promontory’s recommendations; the Company’s accounting for and disclosure of its investment in Capital Asset Holdings GP, Inc.; and the Company’s accounting for and disclosure of its exposure to the US Airways 1998-1 Repackaging Trust and any other transaction in which the Company paid or acquired all or substantially all of an issue of insured securities other than as a result of a claim under the related policy.

The foregoing summary description of the terms of the settlements is qualified in its entirety by reference to the documents attached hereto as Exhibits 10.82-10.85.

The Company was named as a defendant in private securities actions consolidated in the United States District Court for the Southern District of New York as In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). Joseph W. Brown, the Company’s Chairman and Chief Executive Officer, Gary C. Dunton, the Company’s former Chairman, Chief Executive Officer and President, Nicholas Ferreri, the Company’s former Chief Financial Officer, Neil G. Budnick, a former Vice President and Chief Financial Officer of the Company and Douglas C. Hamilton, the Company’s Controller were also named as defendants in the suit, as were former Chairman and Chief Executive Officer David H. Elliott and former Executive Vice President, Chief Financial Officer and Treasurer Juliette S. Tehrani. The plaintiffs asserted claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs purport to be acting as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”). The allegations contained in the lawsuit included, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with the AHERF loss, and about the effectiveness of the Company’s internal controls. The plaintiffs alleged that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices throughout the Class Period.

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that these claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. The plaintiffs have appealed that decision to the United States Court of Appeals for the Second Circuit. The plaintiffs argue that the dismissal should be reversed on several grounds. The appeal has been fully briefed. No date for arguing the appeal has been set. The Company does not expect the outcome of the private securities litigation to have a material adverse affect on its financial condition, although the outcome is uncertain and no assurance can be given that the Company will not suffer a loss.

Certain current and former officers of the Company and certain members of the Company’s Board of Directors were named as defendants in a shareholder derivative action filed in the Supreme Court of New York, Westchester County on November 9, 2005: Robert Purvis, Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph W. Brown, Neil G. Budnick, C. Edward Chaplin, David C. Clapp, Clifford D. Corso, Gary C. Dunton, Claire L. Gaudiani, Daniel P. Kearney, Laurence H. Meyer, Debra J. Perry, John A. Rolls, and Ruth M. Whaley (Case No. 20099-05) (the “Purvis Litigation”). The plaintiff asserted claims for the benefit of the Company to redress

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 28: Commitments and Contingencies (continued)

injuries suffered by the Company as a result of alleged breaches of fiduciary duties by the named defendants in connection with the Company’s accounting for certain transactions, including the AHERF loss. In addition, the plaintiff alleged that the officer defendants were unjustly enriched as a result of such alleged breach. The lawsuit was dismissed with prejudice on December 21, 2006, pursuant to court order and an agreement among all parties.

Certain current and former officers of the Company and certain current and former members of the Company’s Board of Directors have been named as defendants in a shareholder derivative action filed in the United States District Court, Southern District on April 24, 2006: J. Robert Orton Jr., Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph (Jay) W. Brown, Gary C. Dunton, Neil G. Budnick, Nicholas Ferreri, Douglas C. Hamilton, Juliette S. Tehrani, Richard L. Weill, David H. Elliott, Claire L. Gaudiani, Daniel P. Kearney, David C. Clapp, John A. Rolls, C. Edward Chaplin, Debra J. Perry, Laurence Meyer, Jeffrey W. Yabuki, Pierre-Henri Richard, William H. Gray III, Freda S. Johnson and James A. Lebenthal (Case No. 06 CV 3146) (the “Orton Litigation”). The plaintiff asserts claims for the benefit of the Company to redress injuries suffered by the Company as a result of alleged breaches of fiduciary duties, insider trading, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002 by some or all of the named defendants in connection with alleged false statements in the Company’s financial statements arising from improper accounting for certain transactions, including agreements to reinsure the AHERF loss. The lawsuit seeks relief on behalf of the Company that includes disgorgement of certain compensation granted to such officers, unspecified damages, restitution of profits and compensation, legal costs, an order directing the Company to implement certain governance procedures and other equitable relief. The lawsuit was dismissed with prejudice on September 18, 2007, pursuant to court order and an agreement among the parties.

On January 11, 2008, a putative shareholder class action lawsuit against the Company and certain of its officers, Schmalz v. MBIA, Inc. et al., No. 08-CV-264, was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Plaintiff seeks to represent a class of shareholders who purchased MBIA stock between January 30, 2007 and January 9, 2008. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to losses stemming from the Company’s insurance of CDOs and RMBS, including its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. Defendants’ deadline to respond to the complaint has been extended pending the resolution of lead counsel status and the possible filing of an amended and/or consolidated complaint.

The Company has received subpoenas or informal inquiries from a variety of regulators, including the SEC, the Securities Division of the Secretary of the Commonwealth of Massachusetts, and other states’ regulatory authorities, regarding a variety of subjects, including disclosures made by the Company to underwriters and issuers of certain bonds, the Warburg Pincus transaction, the Company’s announcement of preliminary loss reserve estimates on December 10, 2007 related to the Company’s residential mortgage-backed securities exposure, and disclosures regarding the Company’s CDO exposure, the Company’s communications with rating agencies, and the methodologies used by rating agencies for determining the credit rating of municipal debt. The Company is cooperating fully with each of these regulators and is in the process of satisfying all such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators in response to any inquiries with respect to these or other matters in the future.

On February 22, 2008, another putative shareholder class action lawsuit against the Company and certain of its officers, Teamsters Local 807 Labor Management Pension Fund v. MBIA Inc. et al., No. 08-CV-1845, was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. The allegations of the Teamsters complaint are substantially similar to the allegations of the Schmalz complaint, except that the class period in the Teamsters complaint runs from October 6, 2006 to January 9, 2008. The Company has not yet responded to the Teamsters complaint, but anticipates that it will be consolidated with the Schmalz complaint and responded to in that context.

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former directors, and against the Company, as nominal defendant, Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., 08 CV 1515 (the “Detroit Complaint”), was filed in the United States District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Schmalz and Teamsters class actions, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The board has formed a special litigation committee to evaluate the claims in the Detroit Complaint.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Note 29: Subsequent Events

Financial Strength Credit Ratings

In the first two months of 2008 there were several ratings actions and announcements from the major rating agencies regarding the financial strength ratings of MBIA Inc., MBIA Corp. and other related entities. See “Note 1: Business and Organization” for additional information.

Reinsurer Credit Ratings

Several of the Company’s reinsurers have had their credit ratings either downgraded or put on negative watch by one or more of the major rating agencies in the first two months of 2008. See “Note 21: Reinsurance” for additional information.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 29: Subsequent Events (continued)

Capital Strengthening Plan

In the fourth quarter of 2007, deterioration in the RMBS and CDO sectors resulted in the major rating agencies reassessing the capital adequacy ratios of financial guarantors to reflect deterioration in the expected performance of transactions within the financial guarantors’ insured portfolios. To enable the Company to maintain appropriate claims-paying resources in order to sustain its triple-A financial strength ratings assigned to MBIA Corp., a comprehensive capital strengthening plan was announced on January 9, 2008. Specific components of the capital strengthening plan that impacted the Company subsequent to December 31, 2007 are outlined below.

Warburg Pincus Agreement / Common Stock Offering

On December 10, 2007, the Company announced that it had entered into an agreement, subsequently amended on February 6, 2008, with Warburg Pincus (the “Warburg Pincus Agreement”), a private equity firm, which committed to invest up to $1.25 billion in the Company through a direct purchase of MBIA common stock and a backstop for a common stock offering. Under the Warburg Pincus Agreement, Warburg Pincus made an initial investment of $500 million in MBIA through the acquisition of 16.1 million shares of MBIA common stock at a price of $31.00 per share, which was completed on January 30, 2008. In connection with its initial investment, Warburg Pincus received warrants to purchase 8.7 million shares of MBIA common stock at a price of $40 per share and “B” warrants, which, upon obtaining certain approvals, will become exercisable to purchase 7.4 million shares of common stock at a price of $40 per share. The term of the warrants is seven years. In addition, the securities purchased by Warburg Pincus are subject to significant transfer restrictions for a minimum of one year and up to three years. The Company’s senior management team has committed to invest a total of $2 million in the Company’s common stock at the same price as Warburg Pincus. The majority of the net proceeds received under Warburg Pincus’ initial investment was contributed to the surplus of MBIA Corp. to support its business plan.

On February 6, 2008, the Company and Warburg Pincus amended the Warburg Pincus Agreement to provide that Warburg Pincus would backstop a common stock offering by agreeing to purchase up to $750 million of convertible participating preferred stock, or “preferred stock.” Warburg Pincus was also granted the option to purchase up to $300 million of preferred stock prior to the closing of a common stock offering or February 15, 2008. Finally, Warburg Pincus was granted “B2” warrants which, upon obtaining certain approvals, would become exercisable to purchase between 4 million and 8 million shares of MBIA common stock, whether or not the common stock offering was completed.

On February 13, 2008, the Company completed a public offering of 94.65 million shares of MBIA common stock at $12.15 per share. Warburg Pincus informed the Company that it purchased $300 million in common stock as part of the offering. The Company did not use the $750 million Warburg Pincus backstop. In addition, Warburg Pincus did not exercise its right to purchase up to $300 million in preferred stock. Pursuant to the amended Warburg Pincus Agreement, Warburg Pincus was granted 4 million of “B2” warrants at a price of $16.20 per share. In addition, under anti-dilution provisions in the Warburg Pincus Agreement, the terms of the warrants issued to Warburg Pincus on January 30, 2008 were amended, which resulted in (a) the 8.7 million of warrants exercisable at $40 per share were revised to 11.5 million warrants exercisable at $30.25 per share and (b) the 7.4 million of “B” warrants exercisable at $40 per share were revised to 9.8 million “B” warrants exercisable at $30.25 per share. The Company intends to contribute a portion of the net proceeds of the common stock offering to its insurance operations to support its business plan.

Surplus Notes

On January 16, 2008, MBIA Corp. issued Surplus Notes due January 15, 2033. The Surplus Notes have an initial interest rate of 14 percent until January 15, 2013 and thereafter at an interest rate of three-month LIBOR plus 11.26 percent. The Notes are callable at par at MBIA Corp.’s option on the fifth anniversary of the date of issuance and every fifth anniversary thereafter, subject to prior approval by the Superintendent of the NYSID and other restrictions. The cash received from the Surplus Notes will be used for general corporate purposes.

Reduction in Quarterly Dividend

On January 9, 2008, the Company announced an anticipated reduction in its quarterly shareholder dividend to 13 cents per share from its most recent quarterly shareholder dividend rate of 34 cents per share. The Company subsequently eliminated its quarterly shareholder dividend, as discussed below.

Business Reorganization Initiative

On February 25, 2008, the Company announced a plan to implement several initiatives in connection with the restructuring of MBIA’s business over the next few years. A significant aspect of the plan will be the creation of separate legal operating entities for MBIA’s public, structured and asset management businesses. This is intended to be accomplished as soon as feasible, with a goal of within five years. The objective behind this initiative is to retain the highest ratings possible for both the public finance and structured finance businesses. The implementation of this initiative is subject to various contingencies, including regulatory approval. There are also a number of other initiatives that are effective immediately, including: (i) the suspension of writing new structured finance business for an estimated six month period in order to both increase capital safety margins and to evaluate and revise the credit and risk management criteria and policies; (ii) the ceasing of issuing insurance policies for new credit derivative transactions except in transactions related to the reduction of existing derivative exposure; and (iii) the elimination of the current MBIA dividend to provide additional capital flexibility. In addition, the Company will now declare dividends on an annual basis rather than a quarterly basis.

Commitments and Contingencies

See Note 28, “Commitments and Contingencies” for information on events that occurred after December 31, 2007.

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

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2007.

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

As of December 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 was effective.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors will be set forth under “Election of Directors” and “The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed on or before March 31, 2008, which is incorporated by reference.

Information regarding executive officers is set forth under Part I, Item 1, “Business—Executive Officers,” included in this annual report.

Information regarding Section 16(a) beneficial ownership reporting compliance will be set forth in the section “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed on or before March 31, 2008, which is incorporated by reference.

Information regarding the Company’s Audit Committee will be set forth under “The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed on or before March 31, 2008, which is incorporated by reference.

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

Item 11. Executive Compensation

Information regarding compensation of the Company’s executive officers will be set forth in the “Board of Directors and its Committees,” the “Report of the Compensation and Organization Committee on Executive Compensation,” the “Compensation Discussion and Analysis” and the five compensation tables in the Company’s Proxy Statement to be filed on or before March 31, 2008, which is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” and “Outstanding Equity Awards” in the Company’s Proxy Statement to be filed on or before March 31, 2008, which is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be set forth under the sections “Certain Relationships and Related Transactions” and “The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed on or before March 31, 2008, which is incorporated by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be set forth under “Report of the Audit Committee—Principal Accounting Fees and Services” in the Company’s Proxy Statement to be filed on or before March 31, 2008, which is incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules and Exhibits.

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2007 and 2006

Consolidated statements of income for the years ended December 31, 2007; 2006; and 2005.

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2007;2006; and 2005.

Consolidated statements of cash flows for the years ended December 31, 2007; 2006; and 2005.

Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this report.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2007.
II.	Condensed financial information of Registrant for December 31, 2007; 2006; and 2005.
IV.	Reinsurance for the years ended December 31, 2007; 2006; and 2005.

The report of the Registrant’s Independent Registered Public Accounting Firm with respect to the above listed financial statement schedules is included within the report listed under Item 15.1 above.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

An exhibit index immediately preceding the Exhibits indicates the page number where each exhibit filed as part of this report can be found.)

3. Articles of Incorporation and By-Laws.

3.1. Amended and Restated Certificate of Incorporation, dated May 5, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005 (Comm. File 1-9583).

3.2. By-Laws as Amended as of January 30, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 31, 2008.

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

4.5 Fiscal Agency Agreement, dated as of January 16, 2008, between MBIA Insurance Corporation and The Bank of New York, incorporated by reference to exhibit 4.01 to the Company’s Current Report on Form 8-K filed on January 17, 2008.

4.6. Form of MBIA Corp. 14% Fixed-to-Floating Rate Global Note due January 15, 2033, incorporated by reference to exhibit 4.02 to the Company’s Current Report on Form 8-K filed on January 17, 2008.

+4.7 Warrant Agreement, dated as of January 30, 2008, between the Company and Warburg Pincus Private Equity X, LP.

+4.8 B Warrant Agreement, dated as of January 30, 2008, between the Company and Warburg Pincus Private Equity X, LP.

4.9 B2 Warrant Agreement, dated as of January 30, 2008, between the Company and Warburg Pincus Private Equity X, LP, incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 7, 2008.

4.10 B2 Warrant Agreement, dated as of January 30, 2008, between the Company and Warburg Pincus X Partners, L.P. incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 7, 2008.

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

Item 15. Exhibits, Financial Statement Schedules (continued)

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

10.14. Credit Agreement (364 day agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.33 to the 1998 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August

Item 15. Exhibits, Financial Statement Schedules (continued)

2000, incorporated by reference to Exhibit 10.14 to the 2000 10-K, as further amended by the First Amendment, dated as of February 9, 2001, the Second Amendment to the Credit Agreement, dated as of July 31, 2001, and the Third Amendment, dated as of December 7, 2001, incorporated by reference to Exhibit 10.14 to the 2001 10-K, as amended and restated by the Amended and Restated Credit Agreement, dated as of April 19, 2002, incorporated by reference to Exhibit 10.14 to the 2002 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of April 16, 2003, incorporated by reference to Exhibit 10.14 to the 2003 10-K, as further amended by the Fourth Amendment thereto, dated as of January 8, 2008 (filed herewith as exhibit 10.15).

10.15. Credit Agreement (5 year agreement) among the Company, MBIA Corp., various designated borrowers, various lending institutions, Deutsche Bank AG, New York Branch, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent and Fleet National Bank, as Documentation Agent, dated as of August 28, 1998, incorporated by reference to Exhibit 10.34 to the 1998 10-K, as amended by a Notice of Extension of Final Maturity Date, with various lending institutions, dated as of August 2000, incorporated by reference to Exhibit 10.15 to the 2000 10-K as further amended by the First Amendment, dated as of February 9, 2001, the Second Amendment to the Credit Agreement, dated as of July 31, 2001, and the Third Amendment, dated as of December 7, 2001, incorporated by reference to Exhibit 10.15 to the 2001 10-K, as amended and restated by the Amended and Restated Credit Agreement, dated as of April 19, 2002, incorporated by reference to Exhibit 10.15 to the 2002 10-K, as further amended and restated by the Second Amended and Restated Credit Agreement, dated as of April 16, 2003, incorporated by reference to Exhibit 10.15 to the 2003 10-K, as further amended by the Fourth Amendment thereto, dated as of January 8, 2008 (filed herewith as exhibit 10.15).

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

Item 15. Exhibits, Financial Statement Schedules (continued)

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

10.87 Amended and Restated Investment Agreement, dated February 6, 2008, between MBIA Inc. and Warburg Pincus Private Equity X, L.P., incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2008.

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

Item 15. Exhibits, Financial Statement Schedules (continued)

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

Item 15. Exhibits, Financial Statement Schedules (continued)

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

Item 15. Exhibits, Financial Statement Schedules (continued)

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

+10.80. Key Employee Employment Protection Plan, amended as of February 27, 2007.

+10.81. Form of Key Employee Employment Protection Agreement, amended as of February 27, 2007.

+10.86 Form of Restricted Stock Agreement.

10.87 MBIA Inc. 2005 Deferred Compensation and Excess Benefit Plan, which was approved by the comp & org committee on Nov. 7, 2007.

10.88 Stock Purchase Agreement, dated January 30, 2008, between John Rolls and the Company, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2008.

10.89 MBIA Inc. 2005 Non-Employee Director Deferred Compensation Plan, which was approved by the nominating/corp governance committee on Nov. 8, 2007.

+21. List of Subsidiaries.

+23. Consent of PricewaterhouseCoopers LLP.

+31.1 Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 302.

+31.2 Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 302.

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

MBIA Inc. (Registrant)

Dated: February 29, 2008	By	/s/ Joseph W. Brown
	Name:	Joseph W. Brown
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Brown Gary C. Dunton	Director, Chairman and Chief Executive Officer	February 29, 2008

/s/ C. Edward Chaplin C. Edward Chaplin	Vice President and Chief Financial Officer	February 29, 2008

/s/ Douglas C. Hamilton Douglas C. Hamilton	Assistant Vice President and Controller (chief accounting officer)	February 29, 2008

/s/ David C. Clapp David C. Clapp	Director	February 29, 2008

/s/ David A. Coulter David A. Coulter	Director	February 29, 2008

/s/ Claire L. Gaudiani Claire L. Gaudiani	Director	February 29, 2008

/s/ Daniel P. Kearney Daniel P. Kearney	Director	February 29, 2008

/s/ Kewsong Lee Kewsong Lee	Director	February 29, 2008

/s/ Laurence H. Meyer Laurence H. Meyer	Director	February 29, 2008

/s/ David M. Moffett David M. Moffett	Director	February 29, 2008

/s/ Debra J. Perry Debra J. Perry	Director	February 29, 2008

/s/ John A. Rolls John A. Rolls	Director	February 29, 2008

/s/ Richard C. Vaughan Richard C. Vaughan	Director	February 29, 2008

/s/ Jeffrey W. Yabuki Jeffrey W. Yabuki	Director	February 29, 2008

SCHEDULE I

MBIA INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

(In thousands)

	December 31, 2007
Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet
Fixed-maturity:
Available-for-sale
United States Treasury and Government agency obligations	$739,545	$768,566	$768,566
Foreign governments	680,988	692,564	692,564
State and municipal obligations	5,347,314	5,490,004	5,490,004
Corporate and other obligations	13,689,492	13,732,107	13,732,107
Mortgage-backed	3,835,665	3,781,510	3,781,510
Asset-backed	7,012,142	6,216,075	6,216,075

Total available-for-sale	31,305,146	30,680,826	30,680,826
Held-to-maturity
Corporate and other obligations	1,100,000	1,100,000	1,100,000
Mortgage-backed	227,892	227,892	227,892
Asset-backed	3,726,095	3,708,573	3,726,095

Total held-to-maturity	5,053,987	5,036,465	5,053,987

Total fixed-maturity	36,359,133	35,717,291	35,734,813
Short-term investments	5,464,707	5,464,707	5,464,707
Other investments	903,939	866,137	866,137

Total investments	$42,727,779	$42,048,135	$42,065,657

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2007	December 31, 2006
ASSETS
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $19,775,108 and $17,321,507)	$18,947,412	$17,479,984
Investments pledged as collateral, at fair value (amortized cost $1,243,245 and $176,179)	1,227,153	175,834
Short-term investments, at amortized cost (which approximates fair value)	3,718,893	1,538,065
Other investments	700,065	789,850

Total investments	24,593,523	19,983,733
Cash and cash equivalents	78,742	35,885
Investment in wholly-owned subsidiaries	4,759,623	7,426,600
Intercompany loan receivable	1,449,396	1,070,276
Deferred income taxes, net	284,657	—
Accrued investment income	391,282	329,857
Receivable for investments sold	111,483	65,590
Derivative assets	854,005	395,240
Other assets	30,362	139,268

Total assets	$32,553,073	$29,446,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Investment agreements	$15,813,458	$12,154,865
Securities sold under agreements to repurchase	1,168,276	173,124
Long-term debt	1,225,280	1,215,289
Intercompany loan payable	9,426,174	7,655,989
Deferred income taxes, net	—	65,417
Payable for investments purchased	5,589	53,574
Dividends payable	42,640	41,816
Derivative liabilities	481,844	291,706
Other liabilities	734,007	590,415

Total liabilities	28,897,268	22,242,195

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding shares—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—160,244,614 and 158,330,220	160,245	158,330
Additional paid-in capital	1,649,511	1,533,102
Retained earnings	4,301,880	6,399,333
Accumulated other comprehensive income, net of deferred income tax of $(275,291) and $172,798	(490,829)	321,293
Treasury stock, at cost—34,872,515 shares in 2007 and 23,494,806 shares in 2006	(1,965,002)	(1,207,804)

Total shareholders’ equity	3,655,805	7,204,254

Total liabilities and shareholders’ equity	$32,553,073	$29,446,449

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31
	2007	2006	2005
Revenues:
Operating income	$108,021	$99,454	$86,188
Net investment income	16,962	25,117	27,343
Net realized gains (losses)	(21,969)	10,033	642
Net gains (losses) on financial instruments at fair value and foreign exchange	275,255	(335)	21,901
Insurance recoveries	6,400	—	—

Total revenues	384,669	134,269	136,074

Expenses:
Interest expense	82,494	82,160	92,999
Penalties and disgorgement	—	—	75,000
Operating expenses	34,705	37,572	30,505

Total expenses	117,199	119,732	198,504

Gain (loss) before income taxes and equity in earnings of subsidiaries	267,470	14,537	(62,430)
Income tax provision (benefit)	90,922	4,436	(584)

Gain (loss) before equity in earnings of subsidiaries	176,548	10,101	(61,846)
Equity in net income (loss) of subsidiaries	(2,098,496)	809,187	772,832

Net income (loss)	$(1,921,948)	$819,288	$710,986

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,921,948)	$819,288	$710,986
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of subsidiaries	2,098,496	(809,187)	(772,832)
Dividends from subsidiaries	510,000	839,000	95,000
Decrease (increase) in intercompany accounts receivable	157,212	38,796	(54,985)
Amortization of bond discount (premium), net	(8,545)	1,803	24,826
Increase in accrued investment income	(61,425)	(116,116)	(75,604)
Increase in accrued interest payable	68,245	79,903	55,866
(Decrease) increase in penalties and disgorgement accrual	(75,000)	—	75,000
Net realized (gains) losses on sale of investments	21,969	(10,033)	(642)
Net (gains) losses on financial instruments at fair value and foreign exchange	(275,255)	335	(21,901)
Deferred income tax provision (benefit)	97,050	(2,020)	809
Share-based compensation	14,947	20,379	19,421
Other, net	172,339	57,802	94,393

Total adjustments to net income (loss)	2,720,033	100,662	(560,649)

Net cash provided by operating activities	798,085	919,950	150,337

Cash flows from investing activities:
Purchase of fixed-maturity securities	(26,935,272)	(17,352,845)	(12,284,803)
Sale of fixed-maturity securities	22,783,219	13,500,103	9,017,354
(Purchase) sale of short-term investments, net	(1,493,795)	(759,496)	472,368
Purchase of other investments, net	(25)	(57,163)	(88,628)
(Increase) decrease in receivable for investments sold	(45,893)	4,447	(5,508)
(Decrease) increase in payable for investments purchased	(47,985)	32,566	(57,887)
Contributions to subsidiaries	(36,344)	(256,751)	(20,000)
Advances to subsidiaries, net	(39,841)	(55,555)	(20,119)
Other, investing	2,367	2,311	—

Net cash used by investing activities	(5,813,569)	(4,942,383)	(2,987,223)

Cash flows from financing activities:
Proceeds from issuance of investment agreements and medium-term notes	4,931,605	5,749,040	4,209,459
Payments for drawdowns of investment agreements and medium-term notes	(1,488,479)	(4,204,713)	(1,893,940)
Securities sold under agreements to repurchase, net	995,152	(476,592)	435
Dividends paid	(172,753)	(162,851)	(147,247)
Capital issuance costs	(6,874)	(2,209)	(2,899)
Repayment from retirement of long-term debt	—	—	(100,000)
Proceeds from affiliate loans	1,391,065	3,143,811	1,067,257
Payments for derivatives	(9,313)	(26,415)	(340)
Purchase of treasury stock	(738,805)	(61,353)	(369,715)
Exercise of stock options	38,897	44,221	23,249
Excess tax benefit on share-based payment	7,260	3,762	—
Collateral due to swap counterparty	110,586	—	—

Net cash provided by financing activities	5,058,341	4,006,701	2,786,259

Net increase (decrease) in cash and cash equivalents	42,857	(15,732)	(50,627)
Cash and cash equivalents—beginning of year	35,885	51,617	102,244

Cash and cash equivalents—end of year	$78,742	$35,885	$51,617

Supplemental cash flow disclosures:
Income taxes paid (refunded), net	$3,284	$(12,603)	$(29)
Interest paid:
Long-term debt	$78,224	$78,304	$86,850
Other borrowings	$1,695	$1,561	$1,003

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

3. Dividends from Subsidiaries

During 2007 and 2006, MBIA Insurance Corporation declared and paid dividends of $500.0 million and $839.0 million to MBIA Inc.

4. Obligations under Investment Agreement, Commercial Paper and Medium-Term Notes

The investment agreement business, as described in footnotes 2 and 19 to the consolidated financial statements of MBIA Inc. and subsidiaries is conducted by both the Registrant and its wholly owned subsidiary, MBIA Investment Management Corp.

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

Years Ended December 31, 2007, 2006 and 2005

(In thousands)

Insurance Premiums Written	Direct Amount	Ceded to Other Value	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2007	$950,871	$100,117	$10,028	$860,782	1.2%

2006	$874,192	$98,591	$11,061	$786,662	1.4%

2005	$963,144	$127,107	$12,891	$848,928	1.5%

Securities and Exchange Commission

Washington, D.C. 20549

Exhibits

to

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission File No. 1-9583

MBIA Inc.

Exhibit Index

4.7	Warrant Agreement, dated January 30, 2008, between the Company and Warburg Pincus Private Equity X, LP.

4.8	B Warrant Agreement, dated January 30, 2008, between the Company and Warburg Pincus Private Equity X, LP.

10.80	Key Employee Employment Protection Plan.

10.81	Form of Key Employee Employment Protection Agreement.

10.86	Form of Restricted Stock Agreement.

21.	List of Subsidiaries.

23.	Consent of PricewaterhouseCoopers LLP.

31.1	Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 302.

31.2	Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 302.

*32.1	Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 906.

*32.2	Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 906.

99.1	Additional Exhibits—MBIA Insurance Corporation GAAP Financial Statements.

*	Furnished Herewith