Form 10-Q
period 2008-03-31
MBIA INC
filed 2008-05-12
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

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

As of May 5, 2008, 273,382,066 shares of Common Stock, par value $1 per share, were outstanding.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except per share amounts)

	March 31, 2008	December 31, 2007
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $29,873,383 and $30,199,471) (includes hybrid financial instruments at fair value of $346,477 and $596,537)	$28,407,120	$29,589,098
Investments held-to-maturity, at amortized cost (fair value $4,514,780 and $5,036,465)	4,544,549	5,053,987
Investments pledged as collateral, at fair value (amortized cost $1,145,845 and $1,243,245)(2008 includes hybrid financial instruments of $9,490)	1,085,245	1,227,153
Short-term investments, at amortized cost (which approximates fair value)	7,082,189	5,464,708
Other investments	664,749	730,711

Total investments	41,783,852	42,065,657
Cash and cash equivalents	290,287	263,732
Accrued investment income	576,207	590,060
Deferred acquisition costs	442,012	472,516
Prepaid reinsurance premiums	312,142	318,740
Reinsurance recoverable on unpaid losses	107,783	82,041
Goodwill	79,406	79,406
Property and equipment, at cost (less accumulated depreciation of $135,509 and $132,930)	103,007	104,036
Receivable for investments sold	449,364	111,130
Derivative assets	2,323,098	1,722,696
Current income taxes	—	142,763
Deferred income taxes, net	2,873,131	1,173,658
Other assets	346,436	288,639

Total assets	$49,686,725	$47,415,074

Liabilities and Shareholders’ Equity
Liabilities:
Deferred premium revenue	$3,045,903	$3,107,833
Loss and loss adjustment expense reserves	1,542,378	1,346,423
Investment agreements	15,998,310	16,107,909
Commercial paper	362,478	850,315
Medium-term notes (includes hybrid financial instruments at fair value of $354,097 and $399,061)	11,353,744	12,830,777
Variable interest entity floating rate notes	1,353,045	1,355,792
Securities sold under agreements to repurchase	1,019,155	1,163,899
Short-term debt	7,158	13,383
Long-term debt	2,247,140	1,225,280
Current income taxes	33,583	—
Deferred fee revenue	15,115	15,059
Payable for investments purchased	504,916	41,359
Derivative liabilities	9,134,441	5,037,112
Other liabilities	1,009,185	664,128

Total liabilities	47,626,551	43,759,269

Commitments and contingencies (See Note 10)
Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares — 271,755,013 and 160,244,614	271,755	160,245
Additional paid-in capital	3,082,349	1,649,511
Retained earnings	1,895,148	4,301,880
Accumulated other comprehensive loss, net of deferred income tax of ($678,624) and ($275,291)	(1,224,136)	(490,829)
Treasury stock, at cost — 34,897,262 and 34,872,515 shares	(1,964,942)	(1,965,002)

Total shareholders’ equity	2,060,174	3,655,805

Total liabilities and shareholders’ equity	$49,686,725	$47,415,074

The accompanying notes are an integral part of the consolidated financial statements.

(3)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except per share amounts)

	Three months ended March 31
	2008	2007
Gross premiums written	$114,711	$188,174
Ceded premiums	(17,450)	(16,872)

Net premiums written	97,261	171,302

Revenues:
Scheduled premiums earned	$147,520	$146,599
Refunding premiums earned	7,795	39,592

Premiums earned (net of ceded premiums of $25,421 and $32,159)	155,315	186,191
Net investment income	514,904	510,949
Fees and reimbursements	7,453	20,057

Realized gains and other settlements on insured derivatives	33,758	21,152
Unrealized losses on insured derivatives	(3,577,103)	(1,792)

Net change in fair value of insured derivatives	(3,543,345)	19,360

Net realized gains (losses)	(167,009)	13,902
Net gains (losses) on financial instruments at fair value and foreign exchange	76,562	(23,917)
Insurance recoveries	—	3,400

Total revenues	(2,956,120)	729,942
Expenses:
Losses and loss adjustment	287,608	20,484
Amortization of deferred acquisition costs	15,552	16,629
Operating	63,487	60,711
Interest expense	377,070	355,077

Total expenses	743,717	452,901

Income (loss) before income taxes	(3,699,837)	277,041
Provision (benefit) for income taxes	(1,293,105)	78,430

Net income (loss)	$(2,406,732)	$198,611

Net income (loss) per common share:
Basic	$(13.03)	$1.50
Diluted	$(13.03)	$1.46
Weighted-average number of common shares outstanding:
Basic	184,708,960	131,972,954
Diluted	184,708,960	136,090,503

The accompanying notes are an integral part of the consolidated financial statements.

(4)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended March 31, 2008

(In thousands)

			Additional Paid-in Capital					Total Shareholders’
	Common Stock			Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount		Earnings	Income (Loss)	Shares	Amount	Equity
Balance, January 1, 2008	160,245	$160,245	$1,649,511	$4,301,880	$(490,829)	(34,873)	$(1,965,002)	$3,655,805
Comprehensive loss:
Net loss	—	—	—	(2,406,732)	—	—	—	(2,406,732)
Other comprehensive loss:
Change in unrealized depreciation of investments net of change in deferred income taxes of $(296,700)	—	—	—	—	(542,193)	—	—	(542,193)
Change in fair value of derivative instruments net of change in deferred income taxes of $(108,850)	—	—	—	—	(202,151)	—	—	(202,151)
Change in foreign currency translation net of change in deferred income taxes of $2,217	—	—	—	—	11,037	—	—	11,037

Other comprehensive loss								(733,307)

Total comprehensive loss								(3,140,039)

Issuance of common stock	110,779	110,779	1,448,908	—	—	—	—	1,559,687
Share-based compensation net of change in deferred income taxes of $(2,948)	731	731	(16,070)	—	—	(24)	60	(15,279)

Balance, March 31, 2008	271,755	$271,755	$3,082,349	$1,895,148	$(1,224,136)	(34,897)	$(1,964,942)	$2,060,174

2008
Disclosure of reclassification amount:
Change in unrealized depreciation of investments arising during the period, net of taxes	$(575,596)
Reclassification adjustment, net of taxes	33,403

Change in net unrealized depreciation, net of taxes	$(542,193)

The accompanying notes are an integral part of the consolidated financial statements.

(5)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended March 31
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,406,732)	$198,611
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of bond discounts (premiums), net	(18,134)	4,690
Decrease (increase) in accrued investment income	13,853	(29,080)
Decrease (increase) in deferred acquisition costs	30,504	(6,549)
Decrease in deferred premium revenue	(61,930)	(29,184)
Decrease in prepaid reinsurance premiums	6,598	15,452
Increase (decrease) in loss and loss adjustment expense reserves	195,955	(3,264)
Increase in reinsurance recoverable on unpaid losses	(25,742)	(684)
Decrease (increase) in salvage and subrogation	2,920	(9,165)
Depreciation	2,545	2,504
Increase in accrued interest payable	6,827	53,091
Decrease in accrued expenses	(18,523)	(57,526)
Decrease in penalties and disgorgement accrual	—	(75,000)
Amortization of medium-term notes and commercial paper (premiums) discounts, net	(12,518)	(5,011)
Net realized gains on sale of investments	(56,607)	(13,902)
Realized losses on other than temporarily impaired investments	223,616	—
Unrealized losses on insured derivatives	3,577,103	1,792
Net (gains) losses on financial instruments at fair value and foreign exchange	(76,562)	23,917
Current income tax provision	176,346	49,578
Deferred income tax benefit	(1,290,863)	(6,475)
Share-based compensation	(1,205)	6,425
Other, operating	(10,018)	21,909

Total adjustments to net income (loss)	2,664,165	(56,482)

Net cash provided by operating activities	257,433	142,129

Cash flows from investing activities:
Purchase of fixed-maturity securities	(5,447,192)	(7,088,736)
Increase in payable for investments purchased	463,557	218,159
Sale of fixed-maturity securities	5,887,601	5,196,334
Increase in receivable for investments sold	(338,234)	(126,959)
Redemption of fixed-maturity securities	2,790	2,186
Purchase of held-to-maturity investments	(760,844)	(8,449)
Redemptions of held-to-maturity investments	1,623,553	181,651
(Purchase) sale of short-term investments, net	(1,896,707)	263,618
(Purchase) sale of other investments, net	(552)	81,265
Capital expenditures	(1,510)	(1,515)
Disposals of capital assets	—	4,188
Other, investing	—	(5,872)

Net cash used by investing activities	(467,538)	(1,284,130)

Cash flows from financing activities:
Proceeds from issuance of investment agreements	851,884	1,396,515
Payments for drawdowns of investment agreements	(1,154,120)	(1,593,319)
Decrease in commercial paper	(496,643)	(32,722)
Issuance of medium-term notes	1,959,287	2,102,114
Principal paydown of medium-term notes	(3,614,118)	(844,220)
Principal paydown of variable interest entity floating rate notes	(3,321)	(41,049)
Securities sold under agreements to repurchase, net	(144,744)	479,777
Dividends paid	(42,640)	(41,816)
Gross proceeds from issuance of common stock	1,628,405	—
Capital issuance costs	(71,918)	(1,884)
Net proceeds from issuance of warrants	21,467	—
Net proceeds from issuance of long-term debt	982,263	—
Repayment for retirement of short-term debt	(6,225)	—
Payments for derivatives	—	(653)
Purchase of treasury stock	—	(348,919)
Exercise of stock options	3,043	28,683
Excess tax benefit on share-based payment	(2,499)	6,901
Collateral from swap counterparty	326,890	—
Other, financing	(351)	(1,030)

Net cash provided by financing activities	236,660	1,108,378

Net increase (decrease) in cash and cash equivalents	26,555	(33,623)
Cash and cash equivalents—beginning of period	263,732	269,277

Cash and cash equivalents—end of period	$290,287	$235,654

Supplemental cash flow disclosures:
Income taxes (refunded) paid	$(172,414)	$29,999
Interest paid:
Investment agreements	$187,830	$144,877
Commercial paper	11,211	9,799
Medium-term notes	146,276	141,992
Variable interest entity floating rate notes	16,934	17,892
Securities sold under agreements to repurchase	13,617	2,940
Other borrowings and deposits	896	1,389
Long-term debt	13,015	13,034
Non cash items:
Share-based compensation	$(1,205)	$6,425
Dividends declared but not paid	—	45,167

The accompanying notes are an integral part of the consolidated financial statements.

(6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for MBIA Inc. and Subsidiaries (“MBIA” or the “Company”). The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations.

The results of operations for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. The December 31, 2007 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements include the accounts of MBIA Inc., its wholly owned subsidiaries and all other entities in which the Company has a controlling financial interest. All material intercompany revenues and expenses have been eliminated. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the reclassification of premiums from the Company’s insured derivatives portfolio from “Scheduled premiums earned”, “Refunding premiums earned”, “Premiums earned” and “Fees and reimbursements” to “Realized losses and other settlements on insured derivatives” and the reclassification of the mark-to-market of the insured derivatives portfolio from “Net gains (losses) on financial instruments at fair value and foreign exchange” to “Unrealized losses on insured derivatives”, both of which had no effect on total revenues and total expenses as previously reported. Additionally, “Gross premiums written”, “Ceded premiums written” and “Net premiums written” exclude premiums from the Company’s insured derivatives portfolio. Amounts reclassified in prior years’ financial statements also include the reclassification of net interest income and expense and net realized gains and losses related to non-hedging derivative instruments from “Net investment income”, “Interest expense”, and “Net realized gains (losses)”, respectively, to “Net gains (losses) on financial instruments at fair value and foreign exchange”. Refer to “Note 7: Business Segments” for amounts reclassified.

NOTE 2: Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The following significant accounting policies provide an update to those included under the same captions in the Company’s Annual Report on Form 10-K.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Each quarter the Company calculates its provision for the unallocated loss reserve as a fixed percent of scheduled net earned premium of the insurance operations. Prior to the first quarter of 2008, scheduled net earned premium of the insurance operations included premiums from its non-derivative insured portfolio and from its insured derivative portfolio. Effective for the first quarter of 2008, premiums from insured derivative contracts are no longer included as part of scheduled net earned premium but are rather reported as part of “Realized gains (losses) and other settlements on insured derivatives”. As a result, the Company has increased its loss factor to 14.5% from 12% in order to maintain a loss and LAE provision each period consistent with that calculated using historical scheduled net earned premium.

Derivatives

MBIA has entered into derivative transactions as an additional form of financial guarantee and for purposes of hedging risks associated with existing assets and liabilities and forecasted transactions. Credit default swap contracts (“CDS” or “CDS Contracts”) are also entered into in the investment management services operations to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business. The Company accounts for derivative transactions in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which requires that all such transactions be recorded on the Company’s balance sheet at fair value. The fair value of derivative instruments is determined as the amount that would be received to sell the derivative when in an asset position or transfer the derivative when in a liability position. Changes in the fair value of derivatives, exclusive of insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive income (loss),” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge.

Insured Derivatives

The Company sells credit protection by entering into CDS contracts with various financial institutions. In certain cases the Company purchases back-to-back credit protection on all or a portion of the risk written, primarily from reinsurance companies. The Company has entered into CDS contracts as an extension of its core financial guarantee business, under which the Company intends to hold its written and purchased positions for the entire term of the related contracts. These CDS contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133, as amended.

The total changes in fair value of the insured derivatives are recorded in “Net change in fair value of insured derivatives.” “Realized gains (losses) and other settlements on insured derivatives” includes (i) net premiums received and receivable on written CDS contracts, (ii) net premiums paid and payable on purchased CDS contracts, (iii) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event, (iv) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event and (v) fees relating to CDS contracts. Losses payable and losses recoverable reported in “Realized gains (losses) and other settlements on insured derivatives” includes claims payable and recoveries thereof, respectively, only after a credit event has occurred that would require a payment under contract terms. The “Unrealized gains (losses) on insured derivatives” includes all other changes in fair value of the derivative contracts (which is due primarily to changes in the underlying credit risk of the referenced obligations).

Fair Value Measurement – Definition and Hierarchy

MBIA adopted the provisions of SFAS 157, “Fair Value Measurements” excluding non-financial assets and liabilities per Financial Accounting Standards Board (“FASB”) FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, beginning January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches, including both market and income approaches. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available and reliable. Observable inputs are those the Company believes that market participants would use in pricing the asset or liability developed based on market data. Unobservable inputs are those that reflect the Company’s beliefs about the assumptions market participants would use in pricing the asset or liability developed based on the best information available. The hierarchy is broken down into three levels based on the observability and reliability of inputs as follows:

•

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail any degree of judgment. Assets utilizing Level 1 inputs generally include United States (“U.S.”) treasuries, foreign government bonds and certain corporate obligations that are highly liquid and actively traded.

•

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Level 2 assets include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, securities which are priced using observable inputs and derivative contracts whose values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Assets and liabilities utilizing Level 2 inputs include: U.S. government and agency mortgage-backed securities; most over-the-counter (“OTC”) derivatives; corporate and municipal bonds; and certain mortgage-backed securities (“MBS”) or asset-backed securities (“ABS”).

•

Level 3—Valuations based on inputs that are unobservable and supported by little or no market activity and that are significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Assets and liabilities utilizing Level 3 inputs include certain MBS, ABS and collateralized debt obligations (“CDO”) securities where observable pricing information was not able to be obtained for a significant portion of the underlying assets; and complex OTC derivatives (including certain foreign currency options; long-dated options and swaps; and certain credit derivatives) and insured derivatives that require significant management judgment and estimation in the valuation.

The availability of observable inputs can vary from product to product and period to period and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that it believes market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3.

Under SFAS 157, the Company has also taken into account its own non-performance risk when measuring the fair value of liability positions and the counterparty’s nonperformance risk when measuring the fair value of asset positions.

See “Note 6: Fair Value of Financial Instruments” for additional fair value disclosures.

NOTE 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

The Company adopted the provisions of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, effective January 1, 2008. SFAS 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company applies the disclosure requirements of SFAS 159 for certain eligible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

instruments which it previously elected to fair value under SFAS 155. These instruments included certain medium-term notes and certain available-for-sale securities which contained embedded derivatives requiring bifurcation. The Company did not elect the fair value option under SFAS 159 for any eligible financial instruments as of January 1, 2008 or for the three months ended March 31, 2008.

The Company adopted the provisions of SFAS 157, excluding non-financial assets and liabilities per FSP FAS 157-2, beginning January 1, 2008. SFAS 157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 requires that fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). A transition adjustment to opening retained earnings was not required. Upon adoption, the credit valuation adjustment to incorporate the Company’s own nonperformance risk on the insured credit derivative liabilities resulted in a reduction in fair value of $3.6 billion as of March 31, 2008.

In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 permits a reporting entity that is a party to a master netting agreement to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 and is required to be applied retrospectively for all financial statements presented unless it is impracticable to do so. The Company adopted the provisions of the FSP beginning January 1, 2008 and elected not to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under a master netting agreement against fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. The Company will continue to elect not to offset the fair value amounts recognized for derivative contracts executed with the same counterparty under a master netting arrangement.

Recent Accounting Developments

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS 161 expands the disclosure requirements about an entity’s derivative instruments and hedging activities. The disclosure provisions of SFAS 161 apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. MBIA will adopt the disclosure provisions of SFAS 161 on January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect the Company’s financial condition, results of operations or cash flows.

In February 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” unless certain criteria are met. FSP No. FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The Company is currently evaluating the potential impact of adopting FSP No. FAS 140-3.

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements”, an amendment of Accounting Research Bulletin No. 51. SFAS 160 requires reporting entities to present noncontrolling (minority) interest as equity (as opposed to liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. MBIA is currently evaluating the provisions of SFAS 160 and their potential impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

On April 18, 2007, the FASB issued an Exposure Draft (“ED”) entitled “Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS 60”, with a 60-day comment period. On September 4, 2007, the FASB Board held a public roundtable meeting with respondents to the ED to discuss significant issues raised in the comment letters. Since the roundtable, the FASB Board re-deliberated on some of the issues raised. The ED clarifies how SFAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the methodologies to account for premium revenue and claim liabilities, as well as related disclosures. The proposals contained in the ED are not considered final accounting guidance until the FASB completes its due process procedures and issues a final statement, which could differ from the ED. Under the ED, or the re-deliberated meetings, MBIA would be required to recognize premium revenue by applying a fixed percentage of premium to the amount of exposure outstanding at each reporting period (referred to as the level-yield approach). The proposed recognition approach for a claim liability would require MBIA to recognize a claim liability when there is an expectation that a claim loss will exceed the unearned premium revenue (liability) on a policy basis based on the present value of expected cash flows. Additionally, the ED would require MBIA to provide expanded disclosures relating to factors affecting the recognition and measurement of financial guarantee contracts.

The final statement is expected to be issued in the second quarter of 2008 with an effective date of January 1, 2009 except for the disclosure of a surveillance list which could be effective as early as the third quarter of 2008. The cumulative effect of initially applying the final statement will be recorded as an adjustment to the opening balance of retained earnings for that fiscal year. MBIA is in the process of evaluating how the ED and subsequent re-deliberated decisions will impact its financial statements. Until final guidance is issued by the FASB and is effective, MBIA will continue to apply its existing policies with respect to the establishment of both case basis and unallocated loss reserves and the recognition of premium revenue. A further description of the Company’s loss reserving and premium recognition policies are included in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

NOTE 4: Capital Strengthening Plan

The Company implemented a capital strengthening plan during the first quarter of 2008 by issuing 110.8 million common shares which resulted in an increase to shareholders’ equity of $1.6 billion and by issuing long-term debt of $1.0 billion. Specific components of the capital strengthening plan are outlined below.

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

Under the Warburg Pincus Agreement, Warburg Pincus made an initial investment of $500 million in MBIA through the acquisition of 16.1 million shares of MBIA common stock at a price of $31.00 per share, which was completed on January 30, 2008. In connection with its initial investment, Warburg Pincus received warrants to purchase 8.7 million shares of MBIA common stock at a price of $40 per share and “B” warrants, which, upon obtaining certain approvals, became exercisable to purchase 7.4 million shares of common stock at a price of $40 per share. The term of the warrants is seven years. In addition, the securities purchased by Warburg Pincus are subject to significant transfer restrictions for a minimum of one year and up to three years. The Company’s senior management team originally committed to invest a total of $2 million in the Company’s common stock at the same price as Warburg Pincus which commitment was later adjusted downward. Since that time, the current senior management team has satisfied their purchase commitments. The majority of the net proceeds received under Warburg Pincus’ initial investment were contributed to MBIA Corp. to support its business plan.

On February 6, 2008, the Company and Warburg Pincus amended the Warburg Pincus Agreement to provide that Warburg Pincus would backstop a common stock offering by agreeing to purchase up to $750 million of convertible participating preferred stock, or “preferred stock.” Warburg Pincus was also granted the option to purchase up to $300 million of preferred stock prior to the closing of a common stock offering or February 15, 2008. Finally, Warburg Pincus was granted “B2” warrants which, upon obtaining certain approvals, became exercisable to purchase between 4 million and 8 million shares of MBIA common stock, whether or not the common stock offering was completed.

On February 13, 2008, the Company completed a public offering of 94.65 million shares of MBIA common stock at $12.15 per share. Warburg Pincus informed the Company that it purchased $300 million in common stock as part of the offering. The Company did not use the $750 million Warburg Pincus backstop. In addition, Warburg Pincus did not exercise its right to purchase up to $300 million in preferred stock. Pursuant to the amended Warburg Pincus Agreement, Warburg Pincus was granted 4 million of “B2” warrants at a price of $16.20 per share. In addition, under anti-dilution provisions in the Warburg

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Pincus Agreement, the terms of the warrants issued to Warburg Pincus on January 30, 2008 were amended, which resulted in (a) the 8.7 million of warrants exercisable at $40 per share were revised to 11.5 million warrants exercisable at $30.25 per share and (b) the 7.4 million of “B” warrants exercisable at $40 per share were revised to 9.8 million “B” warrants exercisable at $30.25 per share. The Company intends to use most of the net proceeds of the common stock offering to support its insurance operations. The offering proceeds were allocated to the warrant liability based on its relative fair value and the residual proceeds were allocated to the common stock issued. Costs associated with the warrants, including the “B” warrants, were expensed as incurred.

Surplus Notes

On January 16, 2008, MBIA Corp. issued Surplus Notes due January 15, 2033. The Surplus Notes have an initial interest rate of 14 percent until January 15, 2013 and thereafter at an interest rate of three-month LIBOR plus 11.26 percent. The Surplus Notes are callable at par at MBIA Corp.’s option on the fifth anniversary of the date of issuance and every fifth anniversary thereafter, subject to prior approval by the Superintendent of the New York State Insurance Department and other restrictions. The cash received from the Surplus Notes liability will be used for general corporate purposes and the deferred debt issuance costs are being amortized over the Surplus Notes term.

Dividends

On February 25, 2008, the Company announced the elimination of its quarterly shareholder dividend to provide additional capital flexibility. In addition, the Company will now declare dividends on an annual basis rather than a quarterly basis.

NOTE 5: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended March 31, 2008, there were 6,240,760 stock options and 1,610,934 restricted stock and units outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. For the three months ended March 31, 2007 there were 347,124 stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007:

	March 31,
$ In thousands except per share amounts	2008	2007
Net income (loss)	$(2,406,732)	$198,611

Basic weighted-average shares	184,708,960	131,972,954
Effect of common stock equivalents:
Stock options	—	1,989,838
Restricted stock and units	—	2,127,711

Diluted weighted-average shares	184,708,960	136,090,503

Basic EPS:
Net income (loss)	$(13.03)	$1.50

Diluted EPS:
Net income (loss)	$(13.03)	$1.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 6: Fair Value of Financial Instruments

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157. See “Note 2: Significant Accounting Policies” for a discussion of “Fair Value Measurement – Definition and Hierarchy.”

The following fair value hierarchy table present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2008

		Fair Value Measurements at Reporting Date Using
In thousands	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments:
Fixed-maturity securities:
U.S. Treasury and government agency	$1,057,343	$462,239	$595,104	$—
Foreign governments	803,332	326,002	418,622	58,708
Corporate obligations	11,659,485	110	9,797,450	1,861,925
Mortgage-backed	3,756,837	—	2,894,608	862,229
Asset-backed	4,996,489	—	1,967,141	3,029,348
State and municipal bonds	6,133,634	—	6,133,634	—
Investments pledged as collateral	1,085,245	—	1,035,002	50,243
Other investments	660,842	—	575,842	85,000
Derivative assets	2,323,098	—	935,349	1,387,749
Other assets:
Put options	158,538	—	158,538	—

Total assets	$32,634,843	$788,351	$24,511,290	$7,335,202

Liabilities:
Medium-term notes	$354,097	$—	$—	$354,097
Derivative liabilities	9,134,441	—	825,808	8,308,633
Other liabilities:
Warrants	65,994	—	65,994	—

Total liabilities	$9,554,532	$—	$891,802	$8,662,730

Level 3 Analysis

Level 3 assets were $7.3 billion as of March 31, 2008, and represented approximately 22.5% of total assets measured at fair value. Level 3 liabilities were $8.7 billion as of March 31, 2008, and represented approximately 90.7% of total liabilities measured at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months ended March 31, 2008

In thousands	Balance, beginning of year	Realized gains / (losses)	Unrealized gains / (losses) included in earnings	Unrealized gains / (losses) included in OCI	Foreign exchange	Purchases, issuances and settlements, net	Transfers in (out) of Level 3, net	Ending balance
Assets:
Foreign governments	$36,917	$—	$—	$1,486	$—	$5,571	$14,734	$58,708
Corporate obligations	1,768,797	(4,044)	—	(34,916)	25,386	(160,663)	267,365	1,861,925
Mortgage-backed securities	1,005,403	—	—	(108,167)	11,708	41,557	(88,272)	862,229
Asset-backed securities	3,662,199	(142,918)	—	(213,877)	19,397	(150,968)	(144,485)	3,029,348
Investments pledged as collateral	—	—	—	—	—	—	50,243	50,243
Other investments	103,841	—	—	(18,450)	—	(391)	—	85,000

Total assets	$6,577,157	$(146,962)	$—	$(373,924)	$56,491	$(264,894)	$99,585	$5,947,453

In thousands	Balance, beginning of year	Realized (gains) / losses	Unrealized (gains) / losses included in earnings	Unrealized (gains) / losses included in OCI	Foreign exchange	Purchases, issuances and settlements, net	Transfers in (out) of Level 3, net	Ending balance
Liabilities:
Medium-term notes	$399,061	$(150)	$(20,330)	$—	$24,317	$(48,801)	$—	$354,097
Derivative contracts, net	3,405,595	(38,638)	3,528,952	—	(8,189)	33,164	—	6,920,884

Total liabilities	$3,804,656	$(38,788)	$3,508,622	$—	$16,128	$(15,637)	$—	$7,274,981

Net transfers into Level 3 were $99.6 million for the three months ended March 31, 2008. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the quarter. Foreign governments, corporate obligations, mortgage-backed securities, asset-back securities and investments pledged as collateral constituted the majority of the affected instruments. The net unrealized loss related to the transfers in (out) of Level 3 as of March 31, 2008 was $66.6 million.

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the three months ended March 31, 2008 are reported on the Consolidated Statements of Operations as follows:

In thousands	Unrealized gains (losses) on insured derivatives	Net realized gains (losses)	Net gains (losses) on financial instruments at fair value and foreign exchange
Total gains (losses) included in earnings related to changes in assets or liabilities for the period	$(3,577,103)	$41,843	$68,424
Total gains (losses) included in earnings related to assets and liabilities held at March 31, 2008	—	(150,017)	40,420

Total gains and (losses) included in earnings	$(3,577,103)	$(108,174)	$108,844

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Valuation Techniques

U.S. Treasury and government agency

U.S. treasury securities are liquid and have quoted market prices. Fair value of U.S. treasuries is based on live trading feeds. U.S. treasury securities are categorized in Level 1 of the fair value hierarchy. Government agency securities include debentures and other agency mortgage pass-through certificates as well as to-be-announced (TBA”) securities. TBA securities are liquid and have quoted market prices based on live data feeds. Fair value of mortgage pass-through certificates is obtained via a simulation model, which considers different rate scenarios and historical activity to calculate a spread to the comparable TBA security. Government agency securities use market-based and observable inputs. As such, these securities are classified as Level 2 of the fair value hierarchy.

Foreign governments

The fair value of foreign government obligations are generally based on observable inputs in active markets. When quoted prices are not available, fair value is determined based on a valuation model that has as inputs interest rate yield curves, cross-currency basis index spreads, and country credit spreads for structures similar to the bond in terms of issuer, maturity and seniority. These bonds are generally categorized in Level 2 of the fair value hierarchy. Bonds that contain significant inputs that are not observable are categorized as Level 3 while bonds that have quoted prices in an active market are classified as Level 1.

Corporate obligations

The fair value of corporate bonds is obtained using recently executed transactions or market price quotations where observable. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default swap spreads and diversity scores as key inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. A small percentage of corporate obligations are classified as level 1 as quoted prices in an active market were available.

Mortgage-backed securities (“MBS”) and Asset-backed securities (“ABS”)

MBS and ABS are valued based on recently executed prices. When position-specific external price data is not observable, the valuation is based on prices of comparable securities. In the absence of market prices, MBS and ABS are valued as a function of cash flow models with observable market-based inputs (e.g. yield curves, spreads, prepayments and volatilities). MBS and ABS are categorized in Level 3 if significant inputs are unobservable, otherwise they are categorized in Level 2 of the fair value hierarchy.

The Company records under the fair value provisions of SFAS 155 certain structured investments, which are included in available-for-sale securities. Fair value is derived using quoted market prices or cash flow models. As these securities are not actively traded, certain significant inputs are unobservable. These investments are categorized as Level 3 of the fair value hierarchy.

State and municipal bonds

The fair value of state and municipal bonds is estimated using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rates, bond or credit default swap spreads and volatility. These bonds are generally categorized in Level 2 of the fair value hierarchy.

Investments pledged as collateral

The Company routinely pledges securities it owns in accordance with the terms of repurchase transactions with bank and dealer firms. The fair value of each underlying asset being pledged at any point in time is determined in accordance with the process described herein for such asset type, and as such the assets being pledged could be Level 1, Level 2 or Level 3.

Other investments

Other investments include the Company’s interest in equities and perpetual securities. Fair value of other investments is determined by using quoted prices, live trades, or valuation models that use market-based and observable inputs. Other investments are categorized either in Level 2 or Level 3 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Put Options

The Company has access to Money Market Committed Preferred Custodial Trust (“CPCT”) securities issued in multiple trusts. The Company can put the perpetual preferred stock to the trust on any auction date in exchange for the assets of the trusts. The put option, recorded at fair value, is internally valued using LIBOR/swap rates and the Company’s credit spread. As all significant inputs are market-based and observable, put options are categorized in Level 2 of the fair value hierarchy.

Medium-term notes

The Company has elected to record at fair value under the provisions of SFAS 155 five medium-term notes. Fair value is derived using quoted market prices or an internal cash flow model. Significant inputs into the valuation include yield curves and spreads to the swap curve. As these notes are not actively traded, certain significant inputs (e.g. spreads to the swap curve) are unobservable. These investments are categorized as Level 3 of the fair value hierarchy.

Warrants

Stock warrants issued in connection with the Company’s Capital Strengthening Plan, are recorded at fair value based on a modified Black-Scholes model. Inputs into the warrant valuation include interest rates, stock volatilities and dividends data. As all significant inputs are market-based and observable, warrants are categorized in Level 2 of the fair value hierarchy.

Derivatives—Investment Management Services & Corporate

The investment management services operations have entered into derivative transactions primarily consisting of interest rate, cross currency, credit default and total return swaps and principal protection guarantees. These OTC derivatives are valued using industry standard models developed by vendors. Observable and market based inputs include interest rate yields, credit spreads and volatilities. These derivatives are categorized as Level 2 within the fair value hierarchy except with respect to certain complex derivatives where observable pricing inputs were not able to be obtained, which have been categorized as Level 3.

Derivatives—Insurance

The insured credit default swaps the Company insures cannot be legally traded and do not have observable market prices. The Company generally uses vendor-developed and proprietary models, depending on the type and structure of the contract, to estimate the fair value of its derivative contracts. Significant inputs into these models include collateral default probabilities, diversity scores and recovery rates. These derivatives are categorized as Level 3 of the fair value hierarchy as a significant percentage of their value is derived from unobservable inputs. Effective January 1, 2008, the Company updated its methodology to include the impact of both the counterparty and its own credit standing. OTC derivatives in the insurance operations which are valued using industry standard models and market-based inputs (e.g. interest rate yields, spreads, volatilities) are classified as Level 2 within the fair value hierarchy unless the Company is unable to determine that the inputs are market-based and observable (e.g. broker quotes).

Insured Credit Derivative Valuations

Through MBIA Corp., the Company insured derivative instruments as part of its core financial guarantee business, which represented the majority of the Company’s notional derivative exposure. In most cases these derivative instruments do not qualify for the financial guarantee scope exception under SFAS 133. In February 2008, the Company decided to cease insuring credit derivative instruments except in transactions related to the reduction of its existing insured derivative exposure. Prior to this decision, the Company insured credit derivatives that referenced primarily structured pools of cash securities and CDS. The Company generally provided credit default swap protection on the most senior liabilities of structured finance transactions, and at inception of the contract its exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral for the insured derivatives are cash securities and credit default swaps referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed and collateralized debt obligation securities.

In determining the fair value, the Company uses various valuation approaches with priority given to observable market prices when they are available. Market prices are generally available for traded securities and market standard credit default swaps but are less available or unavailable for highly-customized credit default swaps. Most of the derivative contracts the Company insures are structured credit derivative transactions that are not traded and do not have observable market prices. Typical market credit default swaps are standardized, liquid instruments that reference tradable securities such as corporate bonds that also have observable prices. These market standard credit default swaps also involve collateral posting, and upon a default of the reference bond, can be settled in cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

In contrast, the Company’s insured CDS contracts do not contain the typical CDS market standard features as described above but have been customized to replicate its financial guarantee insurance policies. The Company’s insured derivative instruments provide protection on a specified or managed pool of securities or CDS with a deductible or subordination level. The Company is never required to post collateral, and upon default, it makes payments on a “pay-as-you-go” basis for any underlying reference obligation only after the subordination in a transaction is exhausted.

The Company’s payment obligations vary by deal and by insurance type. There are three primary types of policy payment requirements:

(i) timely interest and ultimate principal;

(ii) ultimate principal only at final maturity; and

(iii) payments upon settlement of individual collateral losses as they occur upon erosion of deal deductibles.

The Company’s insured credit derivative policies are structured to prevent large one-time claims upon an event of default and to allow for payments over time (i.e. “pay as you go” basis) or at final maturity. Also, each insured credit default swap MBIA enters into is governed by a single transaction International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement relating only to that particular transaction/insurance policy. There is no requirement for mark-to-market termination payments, under most monoline standard termination provisions, upon the early termination of the insured credit default swap. However, some contracts have mark-to-market termination payments for termination events within MBIA’s control. An additional difference between MBIA’s CDS and the typical market standard CDS is that there is no acceleration of the payment to be made under its insured credit default swap contract unless MBIA elects to accelerate at its option. Furthermore, by law, these contracts are unconditional and irrevocable, and cannot be transferred to most other capital market participants as they are not licensed to write insurance contracts. Through reinsurance, the risk of loss (but not counterparty risk) on these contracts can be transferred to other financial guarantee insurance and reinsurance companies.

As a result of these differences, the Company believes there are no relevant third party “exit value” market observations for its insured credit derivative contracts. Accordingly, there is no principal market for such highly structured insured credit derivatives under SFAS 157. In the absence of a principal market, MBIA values these insured credit derivatives in a hypothetical market where the market participants include other monoline financial guarantee insurers that have similar credit ratings or spreads as MBIA. Since there are no active market transactions in its exposures, MBIA generally uses vendor-developed and proprietary models, depending on the type and structure of the contract, to estimate the fair value of its derivative contracts.

MBIA’s insured CDS valuation model simulates what a bond insurer would charge to guarantee the transactions at the measurement date, based on the market-implied default risk of the underlying collateral and the subordination. The majority of the Company’s transactions are valued using a probabilistic approach to price the risk associated with its exposure on the credit derivative contract. MBIA applies a Binomial Expansion Technique (BET) based model to the transaction structures to derive a probabilistic measure of expected loss for its exposure using market pricing on the underlying collateral within the transaction. At any point in time, the mark-to-market gain or loss on a transaction is the difference between the original price of risk (the original market-implied expected loss) and the current price of the risk. The Company reports the net premiums received and receivable on written insured credit default swap transactions in “Realized gains (losses) and other settlements on insured derivatives”. Other changes in fair value of the derivative contracts (which is due primarily to changes in the underlying credit risk of the referenced obligations) are reported in the “Unrealized gains (losses) on insured derivatives”. See “Note 2: Significant Accounting Policies” for further information.

The BET was developed and published by Moody’s and provides an alternative to simulation models in estimating a probability distribution of losses on a diverse pool of assets. The model that the Company uses has been modified from the Moody’s version as described below. The distribution of expected losses can then be applied to a specific transaction structure in order to size the expected losses of different risk exposure tranches within a structured transaction. MBIA uses the BET model, together with market price for the underlying collateral to estimate fair value of its insured credit derivatives.

The primary strengths of the Company’s CDS modeling techniques are:

1) The model takes account of transaction structure and the key drivers of market value. The transaction structure includes par insured, weighted average life, level of subordination and composition of collateral.

2) The model is a well-documented, consistent approach to marking positions that minimizes the level of subjectivity since it was originally developed by Moody's Investors Service and has been modified by MBIA. The model structure, inputs and operation are well-documented so there are strong controls around the execution of the model. MBIA has also developed a hierarchy for market-based spread inputs that helps reduce the level of subjectivity, especially during periods of high illiquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

3) The model uses market inputs whenever they are available. The key inputs to the BET model are market-based spreads for the collateral, assumed recovery rates specific to the asset class and rating of the collateral, and diversity score. These are viewed by MBIA to be the key parameters that affect fair value of the transaction and, to the extent practicable, the inputs are market-based inputs.

Refer to “Assumptions” and “Inputs” sections below for further information.

The primary weaknesses of the Company’s CDS modeling techniques are:

1)	There is no market in which to verify the fair values developed by the Company’s model, and at March 31, 2008, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

2)	There is diversity of approach to marking these transactions among the monolines.

3)	The averaging of spreads in the Company’s model and use of a diversity factor rather than a more granular approach to modeling spreads and a dynamic correlation approach may distort results. Neither the data nor the analytical tools exist today to be more specific in the Company’s calculation of fair value.

This approach is used to value almost all of the credit default swaps on tranched portfolios of credits (“portfolio CDS”) or on senior tranches of CDOs of the insured portfolio. Listed below are various inputs and assumptions that are key within this approach.

Assumptions

The key assumptions of the BET model include:

•	Collateral default probabilities are determined by spreads which are based on market data when available

•	Collateral in the portfolio is generally considered on an average basis instead of modeling each piece of collateral separately

•	Correlation is modeled using a diversity score, which is calculated based on rules regarding industry or sector concentrations

•	Defaults are modeled such that they are spaced evenly over time

•	Recovery rates are based on historical averages and updated as market evidence warrants.

The main modifications from the BET model developed by Moody’s are that a) MBIA uses market credit spreads, when available and reliable, to determine default probability instead of using historical loss experience, and b) for collateral pools where the spread distribution is characterized by extremes, the Company models each segment of the pool individually instead of using an overall pool average.

Inputs

The specific model inputs are listed below, including how the Company derives inputs for market credit spreads on the underlying transaction collateral, how MBIA determines credit quality (using a Weighted Average Rating Factor (“WARF”)), diversity estimation, and recovery rates.

•

Credit spreads – These are obtained from market data sources published by third parties (e.g. dealer spread tables for the collateral similar to assets within MBIA’s transactions) as well as collateral-specific spreads provided by trustees or obtained from market sources. If observable market credit spreads are not available or reliable for the underlying reference obligations, then market data is used that most closely resembles the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. This data is obtained from recognized sources and is reviewed on an ongoing basis for reasonableness and applicability to its derivative portfolio.

MBIA uses the following spread hierarchy in determining which source of spread to use, with the rule being to use CDS spreads where available. If not available, then the Company uses cash security spreads.

1.	Actual collateral specific credit spreads (if up-to-date and reliable market based spreads are available, they are used)

2.	Sector specific spreads (such as dealer provided spread tables by asset class and rating)

3.	Corporate spreads (corporate spread tables based on rating)

4.	Benchmark from most relevant spread source (if no specific spreads are available and corporate spreads are not directly relevant, an assumed relationship will be used between corporate spreads or sector specific spreads and collateral spreads)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

For example, if current market based spreads are not available then MBIA utilizes sector specific spreads from dealer provided spread tables or corporate cash spread tables. The generic spread utilized is based on the nature of the underlying collateral in the deal. Deals with corporate collateral use the corporate spread tables. Deals with asset-backed collateral use one or more of the dealer asset-backed tables as discussed below. If there are no observable market spreads for the specific collateral, and sector-specific and corporate spread tables are not appropriate to estimate the spread of a given type of collateral, the Company uses the fourth alternative in its hierarchy. An example is tranched corporate collateral. In that case MBIA uses corporate spreads as an input and estimates the spread on the tranched position based on an assumed relationship to take account of the tranched structure. In each case the priority is to use information for CDS spreads if available, and cash spreads as a second priority.

Over time the data inputs can change as new sources become available or existing sources are discontinued or are no longer considered to be the most appropriate. It is the objective of the Company to move to higher levels on the hierarchy whenever possible, but it is sometimes necessary to move to lower priority inputs because of discontinued data sources or assessments that the higher priority inputs are no longer considered to be representative of market spreads for a given type of collateral. This can happen, for example, if transaction volume changes such that a previously used spread index is no longer viewed as being reflective of current market levels. The Company believes such a circumstance existed for CMBS collateral in insured credit default swaps during the first quarter of 2008. See section “Impact of Current Market Conditions on Data Inputs for CMBS Transactions” below for further discussions.

The process provides for a monthly update for the percentage of each type of collateral in each deal based on the most up-to-date reporting received from the trustees. Using the most recent monthly applicable market spread data based on the hierarchy above, MBIA then calculates a weighted average spread to be used in the valuation process (i.e., the spread for each component of collateral is weighted by its percentage of total collateral to calculate the weighted average spread).

If collateral-specific spreads are not available, the WARF is used to determine the credit rating which is used to determine the appropriate spread. This is a 10,000 point scale designed by Moody’s where lower numbers indicate better ratings. Because the difference in default probability between AA1 and AA2 is much less than between B1 and B2, the ratings are not spaced equally on this scale. The WARF is obtained from the most recent trustee’s report or calculated by MBIA based on the credit ratings of the collateral in the transaction. In determining WARF, Moody’s ratings are used for collateral if they are available, and if not, then S&P and then Fitch ratings are used.

•

Diversity Scores – The diversity of industry or asset class is calculated internally, if not reported by the trustee on a regular basis. A lower diversity score will negatively impact the valuation for MBIA’s senior tranche since a low diversity score represents higher assumed correlation, increasing the chances of a large number of defaults, and thereby increasing the risk of loss in the senior tranche.

•

Recovery Rate – Represents the percentage of par to be recovered from asset defaults. MBIA’s recovery rate assumptions are based on historical averages. The Company uses rating agency data and adjusts the reported recovery rates to take account of specific collateral in the insured derivative. Recovery rates for RMBS collateral in the multi-sector CDO portfolio were updated with lower levels in the first quarter of 2008 based on limited market observations.

The aggregate market value of the entire collateral pool is specified by market spreads. The BET model uses these inputs (collateral spreads, diversity score and recovery rates) along with the transaction structure and subordination level to allocate value between the different tranches of the transaction. There can often be several tranches, including multiple subordinated tranches, and the BET can allocate values to each tranche. MBIA only uses the value ascribed to the most senior tranche that is insured by the Company . The level of subordination below the Company’s exposure or credit tranche is a very significant factor that affects the estimated fair values of its exposure as subordination below its exposure absorbs all losses in the transaction’s underlying portfolio before any claim is made on its insurance policy. Most of the Company’s insured structured credit derivatives have subordination at inception of the transaction that is in excess of that required for the most senior triple-A rating within a transaction.

The assumed credit quality, the assumed credit spread for credit risk exclusive of funding costs and the appropriate reference credit index or price source are significant assumptions that, if changed, could result in materially different fair values. Accordingly, market perceptions of credit deterioration would result in the increase in the expected exit value (amount required to be paid to exit the transaction due to wider credit spreads).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following table presents the net par outstanding as of March 31, 2008 and Net unrealized losses on insured derivatives for the three months ended March 31, 2008 by fair value technique of all insured credit derivatives within the Company’s insurance portfolio.

In millions	% of Net Par Outstanding	Net Par Outstanding	Net Unrealized Losses
Binomial expansion valuation model	95.9%	$131,052	$(3,519)
Specific dealer quotes	0.6	777	(60)
Other	3.5	4,837	2

Total	100.0%	$136,666	$(3,577)

The Company maintains an ongoing review of its valuation models and has ongoing control and cross-checking procedures for the approval and control of market and portfolio data inputs. During the first quarter of 2008, the Company’s review of its valuation approach primarily focused on the source of market credit spreads used in the valuation of its insurance credit derivatives portfolio to ensure that these spreads were indicative of the current market environment, of the asset class of the underlying reference obligations within each transaction, and of the current credit ratings of the underlying reference obligations.

Impact of Current Market Conditions on Data Inputs for CMBS Transactions

Approximately $40 billion of the par of transactions subject to SFAS 133 include substantial amounts of CMBS and commercial mortgage collateral. In prior periods, the spreads implied by the pricing on the CMBX indices had been used for the spreads on the underlying collateral. In light of the current market conditions, MBIA believes that there was a significant disconnect in the first quarter between cumulative loss expectations of MBIA and market analysts on underlying commercial mortgages and the loss expectations implied by the March 31, 2008 CMBX index or the CMBS spread tables the Company had been using. Commercial mortgage securities were experiencing historically low default and loss rates, and all the transactions in MBIA’s portfolio have performed in line with this, as well as continuing to be rated AAA.

Transaction volume in CMBS and trading activity in the CMBX were both at dramatically lower levels in the quarter than they had been in prior periods, and the implied loss rates on underlying mortgages in MBIA’s spread sources of these markets was far higher than that forecasted by fundamental researchers and MBIA’s internal analysis. In addition, the implied illiquidity premium on the index, in the context of MBIA’s model, implied that monoline insurers would capture 100% of the changes in spread on the underlying collateral, which has not been the case in other periods of market illiquidity (since monoline insurers have “buy and hold” portfolios, spread changes that reflect illiquidity versus changes in perceived credit fundamentals typically are not reflected in pricing). As a result, the CMBX indices and the CMBS spread tables were deemed to be unreliable model inputs for the purpose of estimating fair value in MBIA’s hypothetical market among monoline insurers. Had MBIA continued to use the same input sources that were used in the fourth quarter of 2007, the resulting mark-to-market would have increased pre-tax loss by approximately $1.4 billion.

MBIA’s revised model input combines the expectations for CMBS credit performance as forecasted by the average of two investment banks’ research departments with the illiquidity premium implied by the CMBX indices. The relative spread levels and tranche structure of the CMBX indices were used to calculate spreads for each credit quality and vintage. The result was an analog index that was used as an alternative input in MBIA’s BET-based approach.

Nonperformance Risk Adjustment

In compliance with requirements of SFAS 157, effective January 1, 2008, the Company updated its valuation methodology for insured credit derivative liabilities to incorporate the Company’s own nonperformance risk. This was calculated by discounting at LIBOR plus MBIA CDS spreads the estimated market value loss on insured CDSs at March 31, 2008. This resulted in a pre-tax $3.6 billion reduction in the fair value of the derivative liability. Nonperformance risk is a fair value concept and does not contradict the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Company’s internal view, based on fundamental credit analysis, that the Company will be able to pay all claims when due. For its ceded insured credit derivatives portfolio, the Company also made credit valuation adjustments by incorporating the nonperformance risk of the reinsurer.

Fair Value Option

SFAS 159 provides the Company an irrevocable option to measure eligible financial assets and liabilities at fair value, with changes in fair value recorded in earnings, that otherwise are not permitted to be accounted for at fair value under other accounting standards. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected are recognized in earnings as incurred and not deferred.

Effective January 1, 2008, the Company adopted SFAS 159. As a result of the adoption of SFAS 159, the Company did not record a cumulative effect adjustment to the opening balance of retained earnings due to the Company not electing the fair value option under SFAS 159 for any eligible financial instruments.

The Company previously elected to record at fair value under SFAS 155, certain financial instruments that contained an embedded derivative requiring bifurcation under SFAS 133. These instruments included certain medium-term notes and certain available-for-sale securities. Management elected to fair value hybrid instruments in those instances where the host contract and the embedded derivative were not separately subject to a hedging relationship.

Changes in fair value of the hybrid instruments, as measured under the fair value provisions of SFAS 155, are reflected in “Net gains (losses) on financial instruments at fair value and foreign exchange”. The contractual interest coupon payments on the medium-term notes are recorded as “Interest expense” on the Consolidated Statements of Operations.

During the first quarter of 2008, the change in the fair value of financial assets, hybrid financial instruments, totaled $1.6 million on a pre-tax basis or $1.0 million on an after-tax basis. For the three months ended March 31, 2008, the changes in fair value of these financial instruments for which the fair value option was elected and the change in fair value that was attributable to changes in instrument-specific credit spreads, or the difference between aggregate contractual principal amounts and fair value, was not material.

During the first quarter of 2008, the change in fair value of financial liabilities, which related to five medium-term notes, totaled $4.0 million on a pre-tax basis or $2.6 million on an after-tax basis. For the three months ended March 31, 2008, the changes in fair value of these medium-term notes for which the fair value option was elected and the change in fair value was attributable to changes in instrument-specific credit spreads, or the difference between aggregate contractual principal amounts and fair value, was not material.

NOTE 7: Business Segments

MBIA manages its activities primarily through two principal business operations: insurance and investment management services. The Company’s reportable segments within its business operations are determined based on the way management assesses the performance and resource requirements of such operations.

The insurance operations is a reportable segment and provides an unconditional and irrevocable guarantee of the payment of principal of, and interest or other amounts owing on, insured obligations when due or, in the event that MBIA has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by MBIA. MBIA issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and pools of corporate and asset-backed bonds, and bonds backed by other revenue sources such as corporate franchise revenues, both in the new issue and secondary markets. Additionally, MBIA had insured credit default swaps primarily on pools of collateral, which it considered part of its core financial guarantee business. On February 25, 2008, the Company announced that it has ceased insuring new credit derivative contracts except in transactions related to the reduction of existing derivative exposure. This segment includes all activities related to global credit enhancement services provided principally by MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following tables summarize the Company’s operations for the three months ended March 31, 2008 and 2007:

	Three months ended March 31, 2008
In thousands	Insurance	Investment Management Services	Corporate	Eliminations	Derivative Reclassification	Consolidated
Revenues(1)	$348,928	$361,158	$7,380	$—	$(39,794)	$677,672
Realized gains (losses) and other settlements on insured derivatives	—	—	—	—	33,758	33,758
Unrealized gains (losses) on insured derivatives	(3,577,103)	—	—	—	—	(3,577,103)
Net realized gains (losses)	19,352	(185,873)	(641)	—	153	(167,009)
Net gains (losses) on financial instruments at fair value and foreign exchange	59,771	54,001	(43,181)	—	5,971	76,562
Inter-segment revenues(2)	1,222	5,590	(223)	(6,589)	—	—

Total revenues	(3,147,830)	234,876	(36,665)	(6,589)	88	(2,956,120)
Interest expense	46,747	310,101	20,134	—	88	377,070
Loss and LAE incurred	287,608	—	—	—	—	287,608
Operating expenses	61,821	10,678	6,540	—	—	79,039
Inter-segment expense(2)	—	5,953	636	(6,589)	—	—

Total expenses	396,176	326,732	27,310	(6,589)	88	743,717
Income (loss) before taxes	$(3,544,006)	$(91,856)	$(63,975)	$—	$—	(3,699,837)

Identifiable assets	$18,335,630	$29,835,595	$1,515,500	$—	$—	$49,686,725

(1)

Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees, and insurance recoveries.

(2)	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivable and payables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Three months ended March 31, 2007
In thousands	Insurance	Investment Management Services	Corporate	Eliminations	Derivative Reclassification	Consolidated
Revenues(1)	$367,001	$358,312	$9,872	$—	$(14,588)	$720,597
Realized gains (losses) and other settlements on insured derivatives	—	—	—	—	21,152	21,152
Unrealized gains (losses) on insured derivatives	(1,792)	—	—	—	—	(1,792)
Net realized gains	992	10,121	942	—	1,847	13,902
Net gains (losses) on financial instruments at fair value and foreign exchange	3,639	(18,029)	137	—	(9,664)	(23,917)
Inter-segment revenues(2)	(229)	6,283	(482)	(5,572)	—	—

Total revenues	369,611	356,687	10,469	(5,572)	(1,253)	729,942
Interest expense	21,736	314,415	20,179	—	(1,253)	355,077
Loss and LAE incurred	20,484	—	—	—	—	20,484
Operating expenses	49,198	19,043	9,099	—	—	77,340
Inter-segment expense(2)	—	6,216	(644)	(5,572)	—	—

Total expenses	91,418	339,674	28,634	(5,572)	(1,253)	452,901
Income (loss) before taxes	278,193	17,013	(18,165)	—	—	277,041

Identifiable assets	$13,233,314	$27,345,808	$648,364	—	—	$41,227,486

(1)	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.
(2)	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivable and payables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following table summarizes the segments within the investment management services operations for the three months ended March 31, 2008 and 2007:

	Three months ended March 31, 2008
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$310,293	$11,306	$45,149	$—	$366,748
Net realized gains (losses)	(185,863)	(10)	—	—	(185,873)
Net gains (losses) on financial instruments at fair value and foreign exchange	59,208	19	(5,226)	—	54,001
Inter-segment revenues (2)	1,294	6,107	—	(7,401)	—

Total revenues	184,932	17,422	39,923	(7,401)	234,876
Interest expense	269,923	—	40,252	—	310,175
Operating expenses	8,284	6,126	2,147	—	16,557
Inter-segment expenses (2)	5,146	1,955	300	(7,401)	—

Total expenses	283,353	8,081	42,699	(7,401)	326,732

Income (loss) before taxes	$(98,421)	$9,341	$(2,776)	$—	$(91,856)

Identifiable assets	$26,266,858	$41,305	$3,545,778	$(18,346)	$29,835,595

	Three months ended March 31, 2007
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$291,984	$13,917	$58,694	$—	$364,595
Net realized gains	10,117	4	—	—	10,121
Net gains (losses) on financial instruments at fair value and foreign exchange	(15,799)	(1)	(2,229)	—	(18,029)
Inter-segment revenues (2)	2,193	5,082	511	(7,786)	—

Total revenues	288,495	19,002	56,976	(7,786)	356,687
Interest expense	263,731	—	50,764	—	314,495
Operating expenses	7,736	12,806	4,637	—	25,179
Inter-segment expenses (2)	4,214	1,692	1,326	(7,232)	—

Total expenses	275,681	14,498	56,727	(7,232)	339,674

Income (loss) before taxes	$12,814	$4,504	$249	$(554)	$17,013

Identifiable assets	$23,437,172	$52,274	$4,144,455	$(288,093)	$27,345,808

(1)	Represents the sum of third-party interest income, investment management services fees and other fees.
(2)	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

A portion of financial guarantee premiums and revenues on insured derivatives reported within the insurance segment are generated outside the U.S. The following table summarizes financial guarantee net premiums earned and revenues earned on insured derivatives by geographic location of risk for the three months ended March 31, 2008 and 2007.

	March 31,
In millions	2008	2007
Total premiums earned:
United States	$137	$157
United Kingdom	11	10
Europe (excluding United Kingdom)	9	7
Internationally diversified	17	20
Central and South America	11	8
Asia	8	8
Other	4	4

Total	$197	$214

NOTE 8: Loss and Loss Adjustment Expense Reserves (LAE)

MBIA establishes two types of loss and LAE reserves for non-derivative financial guarantees: case basis reserves and an unallocated loss reserve. See “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for information regarding the Company’s loss reserving policy. A summary of the case basis and unallocated activity and the components of the liability for loss and LAE reserves are presented in the following table:

In thousands	1Q 2008
Case basis loss and LAE reserves:
Beginning balance	$911,880
Less: reinsurance recoverable	82,041

Net beginning balance	829,839

Case basis transfers from unallocated loss reserve related to:
Current year	461,822
Prior years	47,814

Total	509,636

Net paid (recovered) related to:
Current year	3,948
Prior years	113,447

Total net (recovered) paid	117,395

Net ending balance	1,222,080
Plus: reinsurance recoverable	107,783

Case basis loss and LAE reserve ending balance	1,329,863

Unallocated loss reserve:
Beginning balance	434,543
Losses and LAE incurred	287,608
Transfers to case basis and LAE reserves	(509,636)

Unallocated loss reserve ending balance	212,515

Total	$1,542,378

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The unallocated loss reserve approximated $213 million as of March 31, 2008, which represents the Company’s estimate of losses, associated with credit deterioration, that have occurred in the Company’s insured portfolio but have not been specifically identified and is available for future case-specific activity. In the first quarter of 2008, the Company recorded $510 million of case basis loss reserves related to MBIA’s insured exposure to prime, second-lien residential mortgage-backed securities (“RMBS”) transactions consisting of home equity lines of credit and closed-end second-lien mortgages. The Company incurred $288 million of loss and loss adjustment expenses for the three months ended March 31, 2008. Of the $288 million, $23 million was based on the Company’s loss factor of 14.5% of the insurance segment’s scheduled net earned premium and $265 million represented additional loss and loss adjustment expenses related to insured RMBS exposure.

Total net paid activity for the three months ended March 31, 2008 of $117 million primarily related to insured obligations within MBIA’s RMBS and manufactured housing sectors. The Company had salvage and subrogation receivables of $105 million as of March 31, 2008 included in “Other assets.” Amounts due to reinsurers related to salvage and subrogation totaled $4 million as of March 31, 2008 and are included in “Other liabilities.”

NOTE 9: Income Taxes

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. The effective tax rate for the first quarter of 2008 was a benefit of 35.0% compared with a provision of 28.3% for the first quarter of 2007.

The Company’s effective tax rate for the quarter was primarily a result of the mark-to-market net losses recorded on the Company’s derivatives portfolio. The Company has calculated its year-to-date effective tax rate by treating these mark-to-market net losses as a discrete item. As such, the tax benefit of these net losses, calculated at the statutory tax rate of 35%, is an adjustment to the annual effective tax rate that the Company has estimated for all other pre-tax income. Given its inability to estimate the mark-to-market losses for the full year 2008, which directly affects the Company’s ability to estimate pre-tax loss and the related effective tax rate for the full year of 2008, the Company believes that it is appropriate to treat the mark-to-market net losses as a discrete item for purposes of calculating the effective tax rate for the quarter. Further changes in the fair value of the Company’s derivative portfolio during 2008 will impact the Company’s annual effective tax rate.

As a result of the cumulative mark-to-market losses of $6.9 billion, primarily related to the insured credit derivatives, the Company established a deferred tax asset of $2.4 billion which is included in the Company’s deferred tax asset of $2.9 billion at March 31, 2008. MBIA believes that it is more likely than not that its total $2.9 billion in deferred tax assets will be realized. As such, no valuation allowance was established. In its conclusion, the Company considered the following factors:

•

Due to the long-tail nature of the financial guarantee business, it is important to note that the Company, even without regard to any new business, will have a steady stream of scheduled premium earnings with respect to the existing insured portfolio. The Company’s announcement of a six-month suspension in writing new structured finance transactions and a complete exit from the insurance of credit derivatives would not have an impact on the expected earnings related to the existing insured portfolio (i.e., the “back-book” business). The Company performed a taxable income projection in a hypothetical extraordinary loss/impairment scenario and concluded that premium earnings, even without regard to any new business, combined with taxable investment income, less deductible expenses, will be sufficient to recover the deferred tax assets of $2.9 billion.

•

The Company’s decision to eliminate the current dividend and raise $2.6 billion in additional capital in January and February of 2008 is not a result of lack of liquidity in terms of working capital but rather for ratings agencies’ additional capital requirement in order to preserve the Company’s triple-A rating. The Company has approximately $41.8 billion in investments at March 31, 2008.

•

The Company historically has not had any unused tax benefits that have expired (i.e. net operating loss or capital loss carryforwards). The deferred tax asset related to the mark-to-market loss stems largely from the widening of the credit spreads related to the insured credit derivative contracts. The Company believes that the recorded deferred tax asset will be realized as the Company expects the recorded mark-to-market adjustment to reverse at maturity with the exception of credit impairments.

MBIA’s major tax jurisdictions include the U.S., the U.K. and France. MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. U.S. federal income tax returns have been examined through 2005 by the Internal Revenue Service. The U.K. tax matters have been concluded through 2004. MBIA UK Insurance Ltd. is currently under inquiry for the 2005 tax year, which is expected to be concluded in the third quarter of 2008. The French tax authority has concluded the examination through the 2003 tax year with the issue on the recognition of premium income for tax purposes pending resolution, as discussed below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

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

The Company was named as a defendant, along with certain of its current and former officers, in private securities actions that were consolidated in the United States District Court for the Southern District of New York as In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). The plaintiffs asserted claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs purport to be acting as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”). The lawsuit asserts, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with the Alleghany Health, Education and Research Foundation (“AHERF”) loss, and about the effectiveness of the Company’s internal controls. The plaintiffs allege that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices throughout the Class Period.

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

On January 11, 2008, a putative shareholder class action lawsuit against the Company and certain of its officers, Schmalz v. MBIA, Inc. et al., No. 08-CV-264, was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Plaintiff seeks to represent a class of shareholders who purchased MBIA stock between January 30, 2007 and January 9, 2008. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to losses stemming from the Company’s insurance of CDOs and RMBS, including its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. Defendants’ deadline to respond to the complaint has been extended pending the resolution of lead counsel status, motions for consolidation, and the possible filing of an amended and/or consolidated complaint.

On February 25, 2008 and March 6, 2008, two more putative shareholder class action lawsuits against MBIA and certain of its current and former officers – Teamsters Local 807 Labor Management Pension Fund v. MBIA Inc. et al., No. 08-CV-1845 and Kosseff v. MBIA, Inc. et al., No. 08-CV-2362 – were filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. The allegations of the Teamsters and the Kosseff complaints are substantially similar to the allegations of the Schmalz complaint, except that the class period in the Teamsters complaint runs from October 26, 2006, to January 9, 2008. The Company has not yet responded to the Teamsters and the Kosseff complaints, but anticipates that these complaints will be consolidated with the Schmalz complaint and responded to in that context.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former directors, and against the Company, as nominal defendant, Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515, (the “Detroit Complaint”), was filed in the United States District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Schmalz, Teamsters and Kosseff class actions, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The Detroit Complaint purports to relate to a so-called “Relevant Time Period” from February 9, 2006, through the time of filing of the complaint. The board has formed a special litigation committee to evaluate the claims in the Detroit Complaint.

On February 26, 2008 and on March 3, 2008, two more shareholder derivative lawsuits against certain of the Company’s present and former directors, and against the Company, as nominal defendant – Sheet Metal Workers Local 28 Pension Fund v. Brown et al., Index No. 08/4220 and Crescente v. Brown et al., Index No. 08/4536 – were filed in the Supreme Court of the State of New York, County of Westchester. The gravamen of these complaints was similar to the Detroit Complaint except that the time period assertedly covered was from January, 2007, through the time of filing of this complaint. Both complaints have since been voluntarily dismissed without prejudice.

The Company has received subpoenas or informal inquiries from a variety of regulators, including the SEC, the Securities Division of the Secretary of the Commonwealth of Massachusetts, and other states’ regulatory authorities, regarding a variety of subjects, including disclosures made by the Company to underwriters and issuers of certain bonds, the Warburg Pincus transaction, the Company’s announcement of preliminary loss reserve estimates on December 10, 2007 related to the Company’s residential mortgage-backed securities exposure, disclosures regarding the Company’s CDO exposure, the Company’s communications with rating agencies, and the methodologies used by rating agencies for determining the credit rating of municipal debt. The Company is cooperating fully with each of these regulators and is in the process of satisfying all such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

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

OVERVIEW

MBIA is a leading provider of financial guarantee products and specialized financial services. MBIA provides innovative and cost-effective products and services that meet the credit enhancement, financial and investment needs of its public- and private-sector clients worldwide. MBIA manages its activities primarily through two principal business operations: insurance and investment management services. The Company’s corporate operations include revenues and expenses that arise from general corporate activities. The Company’s results of operations for the three months ended March 31, 2008 and 2007 are discussed in the “Results of Operations” section included herein.

Insurance Operations

MBIA’s insurance operations are principally conducted through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). MBIA Corp. issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and pools of corporate and asset-backed bonds, and bonds backed by other revenue sources such as corporate franchise revenues, both in the new issue and secondary markets. Additionally, MBIA Corp. has insured CDSs primarily on pools of collateral, which it previously considered part of its core financial guarantee business. The financial guarantees issued by MBIA Corp. provide an unconditional and irrevocable guarantee of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by MBIA Corp.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Reorganization Initiative

On February 25, 2008, we announced a plan to implement several initiatives in connection with the restructuring of MBIA’s business over the next few years. A significant aspect of the plan will be the creation of separate legal operating entities for MBIA’s public, structured and asset management businesses. This is intended to be accomplished as soon as feasible, which we expect to be within five years. The objective behind this initiative is to retain the highest ratings possible for both the public finance and structured finance businesses. The implementation of this initiative is subject to various contingencies, including regulatory approval.

Financial Strength Credit Ratings

MBIA Inc.’s and MBIA Corp.’s current financial strength ratings from Standard and Poor’s Corporation (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and Fitch, Inc. (“Fitch”) are summarized below:

Agency	Ratings	Outlook
(MBIA Inc./MBIA Corp.)

S&P	AA-/AAA	Negative outlook

Moody’s	Aa3/Aaa	Negative outlook

Fitch	A/AA	Negative rating outlook

A brief summary of the most recent ratings actions from S&P, Moody’s and Fitch follows:

S&P

On February 25, 2008, S&P affirmed the AAA insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the AA- rating of MBIA Inc.’s senior debt and the AA ratings of MBIA Corp.’s North Castle Custodial Trusts I-VIII. S&P’s outlook for these ratings is negative.

Moody’s

On February 26, 2008, Moody’s affirmed the Aaa insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the Aa2 ratings of MBIA Corp.’s Surplus Notes and the Aa3 ratings of the junior obligations of MBIA Corp. and the senior debt of MBIA Inc. Moody’s outlook for these ratings is negative.

Fitch

On March 7, 2008, MBIA requested that Fitch withdraw its insurer financial strength ratings for MBIA Corp. and its insurance affiliates. In addition, MBIA requested that Fitch continue to rate the outstanding debt obligations of MBIA Corp. and MBIA Inc. In conjunction with the above, MBIA also requested that Fitch cease utilizing and destroy all non-public information that MBIA supplied on transactions that Fitch did not rate. Fitch's ratings process differs in many significant respects from those of the other rating agencies, which affects how investors assess value. Fitch's coverage of the underlying credit quality of the transactions that MBIA insures is limited, and in turbulent times, the impact of this difference becomes significant, raising the risk of misinterpretation.

On March 24, 2008, Fitch stated that it plans to maintain its insurer financial strength and debt ratings on MBIA Inc. and its subsidiaries, despite MBIA’s request to withdraw the insurer financial strength ratings for MBIA Corp. and its insurance affiliates and MBIA’s request for Fitch to cease utilizing and return or destroy all non-public information. Fitch stated that, due to MBIA’s decision to stop providing non-public information about its portfolio, it may not be able to maintain the insurer financial strength ratings for MBIA Corp. and its insurance affiliates.

On April 4, 2008, Fitch downgraded the insurer financial strength ratings of MBIA Corp. and its subsidiaries to AA from AAA and the long-term rating of MBIA Inc. to A from AA. Fitch’s outlook for these ratings is negative.

Competitive Environment

MBIA Corp. competes with other monoline insurance companies, as well as multi-line insurance companies and other forms of credit enhancement, in writing financial guarantee business. Other forms of credit enhancement include senior-subordinated structures, credit derivatives, letters of credit and guarantees (for example, mortgage guarantees where pools of mortgages secure debt service payments) provided by banks and other financial institutions, some of which are governmental agencies or have been assigned the highest credit ratings awarded by one or more of the major rating agencies. MBIA Corp.’s ability to attract and compete for financial guarantee business is largely dependent on the financial strength ratings assigned to it by the major rating agencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the first quarter of 2008, several monoline financial guarantee insurers have been downgraded by one or more of the major rating agencies, while others have maintained their triple-A insurance financial strength ratings. Additionally, a new triple-A financial guarantee insurer began competing in the municipal finance market during the first quarter of 2008. The recent ratings actions by the major rating agencies, as described above and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, have adversely affected MBIA Corp.’s ability to attract new financial guarantee business and compete with those competitors that did not experience negative ratings actions. As a result, MBIA Corp.’s market share of all financial guarantee insurance provided to the new issue U.S. municipal finance market decreased to approximately 3% for the three months ended March 31, 2008 compared with approximately 21% for the three months ended March 31, 2007. Additionally, MBIA Corp. did not underwrite any non-U.S. public finance transactions in the three months ended March 31, 2008. MBIA Corp. did not compete in the structured finance market for most of the first quarter of 2008 as a result of our previously announced decision to suspend the writing of all new structured finance business for approximately six months from the end of February 2008.

CRITICAL ACCOUNTING ESTIMATES

The Company has disclosed its critical accounting estimates in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The following critical accounting estimates provide an update to and should be read in conjunction with those included under the same caption in the Company’s Annual Report on Form 10-K.

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

Each quarter the Company calculates its provision for the unallocated loss reserve as a fixed percent of scheduled net earned premium of the insurance operations. Prior to the first quarter of 2008, scheduled net earned premium of the insurance operations included premiums from our non-derivative insured portfolio and from our insured derivative portfolio. Effective for the first quarter of 2008, premiums from insured derivative contracts are no longer included as part of scheduled net earned premium but are rather reported as part of “Realized gains (losses) and other settlements on insured derivatives.” As a result, we have increased our loss factor to 14.5% from 12% in order to maintain a loss and LAE provision consistent with that calculated using historical scheduled net earned premium.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended March 31, 2008 and 2007, the Company’s loss and LAE provision for the unallocated loss reserve, based on the respective loss factor, was $23 million and $20 million, respectively. The provisions recorded for each year represent loss and loss adjustment expenses as reported on the Company’s statements of operations. However, as a result of the continued stress in the mortgage markets and an increase in defaults on mortgage-backed securities, in the first quarter of 2008, the Company recorded $265 million of additional loss and LAE to increase loss reserves on its residential mortgage-backed securities (“RMBS”) exposure. Therefore, loss and loss adjustment expenses for the first quarter of 2008 totaled $288 million. We believe that the current loss factor of 14.5% provides an adequate reserve for probable losses in our non-derivative insured portfolio, excluding the RMBS exposure that we have separately reserved for in the fourth quarter of 2007 and the first quarter of 2008.

For the year ended December 31, 2006, the Company’s additions to specific case basis reserves were less than its loss factor. However, additions to specific case basis reserves in the years ended December 31, 2005 and 2007 exceeded the loss factor. With the exception of the additional loss and LAE recorded in 2007 and 2008 related to RMBS exposure, the Company has calculated its provision for the unallocated loss reserve as a percentage of scheduled net earned premium of its insurance operations since 2002. MBIA continually monitors its insured portfolio and actual loss experience in order to identify trends that would indicate a reasonably likely significant change to one or more of the variables on which the loss factor is based. If MBIA determines that any changes to one or more of these variables is likely to have an impact on the level of probable losses in its insured portfolio, the Company will increase or decrease its loss factor accordingly, which will result in an increase or decrease in its loss and loss adjustment expenses.

Given the increased level of specific case basis losses recorded in the last several years, such as those related to our RMBS exposure, if none of the other variables used in deriving the loss factor had changed, the Company’s cumulative loss factor through March 31, 2008 would approximate 30%, which would have generated loss and LAE of $47 million for the three months ended March 31, 2008. However, another variable that changed over the last several years and that affects the determination of the loss factor is the mix of business among different sectors. During the last several years, the Company has ceased writing business in certain sectors in which loss experience has been high relative to its total portfolio, such as tax liens, lower rated high-yield collateralized bond obligations, manufactured housing and certain direct corporate obligations, which offset the impact that the higher case basis incurred activity would have on the loss factor. Excluding actual loss experience incurred in the sectors listed above and the reserves established for RMBS exposure in 2007 and 2008 in addition to its loss factor, the Company’s cumulative loss factor through March 31, 2008 would approximate 10%, which would have generated loss and LAE of $16 million for the three months ended March 31, 2008. Also mitigating the impact of higher case basis incurred activity is the improvement in the overall credit quality of the non-derivative insured portfolio, with a greater percentage of the non-derivative insured portfolio rated A or above over the past few years.

Considering all of the assumptions used in the assessment of the adequacy of the loss factor, including the higher case basis incurred activity and the offsetting effect of observed changes in the variables described above, the Company believes that its current loss factor of 14.5% continues to represent a reasonable estimate of losses that have or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. In addition, the Company believes that the amount of unallocated loss reserves recorded on its balance sheet at March 31, 2008 are adequate to cover specific losses that may develop from its existing insured portfolio. We do not believe that reasonably likely changes in the assumptions used to calculate the loss factor and the unallocated loss reserves would have a material impact on the amount of our unallocated loss reserves.

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

In the first quarter of 2008, additions to case basis reserves related to our RMBS exposure totaled $510 million, which represented the majority of our case basis activity for the quarter. In determining the case basis reserves recorded in the first quarter of 2008 related to our RMBS exposure, the Company employed a multi-step process using a proprietary cash flow model and a commercially available model, which were used to analyze various collateral performance scenarios and assumptions. The cash flow models used current underlying loan delinquencies and assumptions about future loan delinquencies to project future loan defaults and ultimate cumulative net losses for transactions. The Company is assumed to realize a loss on an insured transaction to the extent that cumulative loan losses exceed available credit support. The Company’s loss reserves were calculated using the following assumptions with respect to the underlying loans within insured RMBS transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans reported as delinquent as of March 31, 2008 were assumed to default over the first six months of the projection period at rates that increase commensurate with the number of days for which each loan is past due (the “Roll Rate Default Methodology”). We assumed default rates of 45%, 60% and 100% for loans within a 30-day, 60-day and 90-day and over past due period, respectively. For loans that were not reported as delinquent as of March 31, 2008, a conditional default rate (“CDR”) was used to forecast losses beginning in month seven of the forecast. A CDR is an estimate of the percent of performing loans in a pool of loans that are expected to default during a given time period. For 2007 vintage transactions with more limited performance history, the assumed default rate was equal to the greater of the one- or three-month average CDR and a default rate determined using the Roll Rate Default Methodology. These CDRs were assumed to decrease over time at rates and over periods of time that vary by transaction vintage and underlying loan performance. Servicer advances for delinquent loans were assumed to be zero and all defaulted loans were assumed to result in a total loss of principal after a six-month liquidation period.

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

The assumptions and cash flow structure referenced above resulted in a forecasted cumulative collateral loss that was added to existing actual cumulative collateral losses. The resulting estimated net claims on MBIA’s insurance policies were discounted to a net present value reflecting MBIA’s obligation to pay claims over time and not on an accelerated basis. The above assumptions represent MBIA’s best estimate of how transactions will perform over time. However, additional case basis loss and LAE reserves of approximately $573 million would be required in the event of a six-month increase in the forecasted CDR beyond our current estimates followed by a twelve-month lengthening of the period during which CDR rates are assumed to decrease. Such an addition to case basis loss and LAE reserves would likely require loss and LAE expense in excess of the expense resulting from our loss factor.

As of March 31, 2008, the Company’s total net loss reserves of $1.4 billion represent 0.14% of its outstanding net debt service insured of $1,005 billion. We believe that these reserves are adequate to cover ultimate net losses. Given that the reserves are based on estimates, there can be no assurance that the ultimate liability will not exceed such estimates resulting in the Company recognizing additional loss and loss adjustment expense in earnings. While the underlying principles applied to loss reserving are consistent across the financial guarantee industry, differences exist with regard to the methodology and measurement of loss reserves. Alternative methods may produce different estimates than the method used by the Company. Additionally, the accounting for non-derivative financial guarantee loss reserves is possibly subject to change. See “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2007 for a description of the Company’s loss and loss adjustment expense accounting policy.

Valuation of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation models that require more judgment. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions generally.

The Company has categorized its financial instruments measured at fair value into a three-level classification in accordance with Statement of Financial Accounting Standards (“SFAS”) 157 “Fair Value Measurements.” Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, and fair value measurements of financial instruments that have no direct observable inputs are generally categorized as Level 3. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The fair market values of financial instruments held or issued by the Company are determined through the use of observable market data when available. Market data is retrieved from a variety of third-party data sources, including direct dealer quotes, for input into the Company’s valuation systems. Valuation systems are determined based on the characteristics of transactions and the availability of market data. The fair values of financial assets and liabilities are primarily calculated using observable market-based inputs when available, direct dealer quotes or market data relevant to individual financial instruments. However, dealer market data may not be available for certain types of contracts that are infrequently purchased and sold. For these contracts, the Company may use alternate methods for determining fair values, such as dealer market quotes for similar contracts or cash flow modeling. Alternate valuation methods generally require management to exercise considerable judgment in the use of estimates and assumptions, and changes to certain factors may produce materially different values. In addition, actual market exchanges may occur at materially different amounts.

See “Note 2: Significant Accounting Policies” and “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value.

Financial Assets

The Company’s financial instruments categorized as assets primarily comprise investments in debt and equity instruments. The majority of the Company’s debt and equity investments are accounted for in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires that all debt instruments and certain equity instruments be classified in the Company’s balance sheet according to their purpose and, depending on that classification, be carried at either amortized cost or fair value. The majority of the Company’s financial assets are valued using observable market-based inputs when available. If a security cannot be priced using observable market-based inputs, the Company receives a direct dealer quote which is used as the basis for recording fair value. Adverse credit market conditions since the second half of 2007 caused some markets to become relatively illiquid, thus reducing the availability of certain observable data. Other financial assets that require fair value reporting or disclosures within the Company’s notes to the financial statements are valued based on underlying collateral or the Company’s estimate of discounted cash flows.

MBIA regularly monitors its investments in which fair value is less than amortized cost in order to assess whether such a decline in value is other than temporary and, therefore, should be reflected as a realized loss in net income. Such an assessment requires the Company to determine the cause of the decline and whether the Company possesses both the ability and intent to hold the investment to maturity or until the value recovers to an amount at least equal to amortized cost. Additionally, this assessment requires management to exercise judgment as to whether an investment is impaired based on market conditions and trends and the availability of relevant data. For further information regarding our investment portfolio, see the “Liquidity” section included herein.

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

Derivatives

MBIA has entered into derivative transactions as an additional form of financial guarantee and for purposes of hedging risks associated with existing assets and liabilities and forecasted transactions. Credit default swap contracts (“CDS” or “CDS Contracts”) are also entered into in the investment management services operations to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business. The Company accounts for derivative transactions in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all such transactions be recorded on the Company’s balance sheet at fair value. The fair value of derivative instruments is determined as the amount that would be received to sell the derivative when in an asset position or transfer the derivative when in a liability position. Changes in the fair value of derivatives, exclusive of insured derivatives, are recorded each period in current earnings within “Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange” or in shareholders’ equity within “Accumulated Other Comprehensive Income (Loss),” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insured Derivatives

Through MBIA Corp., we insured derivative instruments as part of our core financial guarantee business, which represented the majority of the Company’s notional derivative exposure. In most cases these derivative instruments do not qualify for the financial guarantee scope exception under SFAS 133 and, therefore, must be stated at fair value. In February 2008, we decided to cease insuring credit derivative instruments except in transactions related to the reduction of our existing insured derivative exposure. Prior to this decision, we insured credit derivatives that referenced primarily structured pools of cash securities and CDSs. We generally provided credit default swap protection on the most senior liabilities of structured finance transactions, and at inception of the contract our exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral for the insured derivatives were cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed and collateralized debt obligation securities.

The total changes in fair value of the insured derivatives are recorded in “Net change in fair value of insured derivatives.” “Realized gains (losses) and other settlements on insured derivatives” includes (i) net premiums received and receivable on written CDS contracts, (ii) net premiums paid and payable on purchased CDS contracts, (iii) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event, (iv) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event and (v) fees relating to CDS contracts. Losses payable and losses recoverable reported in “Realized Gains (Losses) and Other Settlements on Insured Derivatives” includes claims payable and recoveries thereof, respectively, only after a credit event has occurred that would require a payment under contract terms. The “Unrealized Gains (Losses) on Insured Derivatives” includes all other changes in fair value of the derivative contracts (which is due primarily to changes in the underlying credit risk of the referenced obligations).

In determining the fair value, we use various valuation approaches with priority given to observable market prices when they are available. Market prices are generally available for traded securities and market standard CDSs but are less available or unavailable for highly-customized CDSs. Most of the derivative contracts we insure are structured credit derivative transactions that are not traded and do not have observable market prices. Typical market CDSs are standardized, liquid instruments that reference tradable securities such as corporate bonds that also have observable prices. These market standard CDSs also involve collateral posting, and upon a default of the reference bond, can be settled in cash.

In contrast, our insured CDS contracts do not contain the typical CDS market standard features as described above but have been customized to replicate our financial guarantee insurance policies. Our insured derivative instruments provide protection on a specified or managed pool of securities or CDS with a deductible or subordination level. We are not required to post collateral, and upon default of the underlying reference obligation, we make payments on a “pay-as-you-go” basis for any underlying reference obligation only after the subordination in a transaction is exhausted.

Our payment obligations after a default vary by deal and by insurance type. There are three primary types of policy payment requirements:

(i) timely interest and ultimate principal;

(ii) ultimate principal only at final maturity; and

(iii) payments upon settlement of individual collateral losses as they occur upon erosion of deal deductibles.

Our insured credit derivative policies are structured to prevent large one-time claims upon an event of default and to allow for payments over time (i.e. “pay as you go” basis) or at final maturity. Also, each insured CDS we enter into is governed by a single transaction International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement relating only to that particular transaction/insurance policy. There is no requirement for mark-to-market termination payments, under most monoline standard termination provisions, upon the early termination of the insured CDS. However, some contracts have mark-to-market termination payments for termination events within our control. An additional difference between our CDS and the typical market standard CDS is that there is no acceleration of the payment to be made under our insured CDS contract unless we elect to accelerate at our option. Furthermore, by law, these contracts are unconditional and irrevocable, and cannot be transferred to most other capital market participants as they are not licensed to write insurance contracts. Through reinsurance, the risk of loss (but not counterparty risk) on these contracts can be transferred to other financial guarantee insurance and reinsurance companies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of these differences, we believe there are no relevant third party “exit value” market observations for our insured credit derivative contracts. Accordingly, there is no principal market for such highly structured insured credit derivatives under SFAS 157. In the absence of a principal market, we value these insured credit derivatives in a hypothetical market where the market participants include other monoline financial guarantee insurers that have similar credit ratings or spreads as us. Since there are no active market transactions in our exposures, we generally use vendor-developed and proprietary models, depending on the type and structure of the contract, to estimate the fair value of our derivative contracts.

Our insured CDS valuation model simulates what a bond insurer would charge to guarantee the transactions at the measurement date, based on the market-implied default risk of the underlying collateral and the subordination. Implicit in this approach is the notion that bond insurers would be willing to accept these contracts from us at a price equal to what they could issue them for in the current market. The majority of our transactions are valued using a probabilistic approach to price the risk associated with our exposure on the credit derivative contract. We apply a Binomial Expansion Technique (“BET”) based model to the transaction structures to derive a probabilistic measure of expected loss for our exposure using market pricing on the underlying collateral within the transaction. At any point in time, the mark-to-market gain or loss on a transaction is the difference between the original price of risk (the original market-implied expected loss) and the current price of the risk. The Company reports the net premiums received and receivable on written insured CDS transactions in “Realized Gains (Losses) and Other settlements on Insured Derivatives.” Other changes in fair value of the derivative contracts (which is due primarily to changes in the underlying credit risk of the referenced obligations) are reported in the “Unrealized Gains (Losses) on Insured Derivatives.” See “Note 2: Significant Accounting Policies” for further information.

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

The primary strengths of our CDS modeling techniques are:

1)	The model takes account of transaction structure and the key drivers of market value. The transaction structure includes par insured, weighted average life, level of subordination and composition of collateral.

2)	The model is a well-documented, consistent approach to marking positions that minimizes the level of subjectivity since it was originally developed by Moody's Investors Service and has been modified by MBIA. The model structure, inputs and operation are well-documented so there are strong controls around the execution of the model. MBIA has also developed a hierarchy for market-based spread inputs that helps reduce the level of subjectivity, especially during periods of high illiquidity.

3)	The model uses market inputs whenever they are available. The key inputs to the BET model are market-based spreads for the collateral, assumed recovery rates specific to the asset class and rating of the collateral, and diversity score. These are viewed by MBIA to be the key parameters that affect fair value of the transaction and, to the extent practicable, the inputs are market-based inputs.

Refer to “Assumptions” and “Inputs” sections below for further information.

The primary weaknesses of our CDS modeling techniques are:

1)	There is no market in which to verify the fair values developed by our model, and at March 31, 2008, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

2)	There is diversity of approach to marking these transactions among the monolines.

3)	The averaging of spreads in our model and use of a diversity factor rather than a more granular approach to modeling spreads and a dynamic correlation approach may distort results. Neither the data nor the analytical tools exist today to be more specific in our calculation of fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This approach is used to value almost all of the CDSs on tranched portfolios of credits (“portfolio CDS”) or on senior tranches of collateralized debt obligations (“CDOs”) of the insured portfolio. Listed below are various inputs and assumptions that are key within this approach.

Assumptions

The key assumptions of the BET model include:

•	Collateral default probabilities are determined by spreads which are based on market data when available

•	Collateral in the portfolio is generally considered on an average basis instead of modeling each piece of collateral separately

•	Correlation is modeled using a diversity score, which is calculated based on rules regarding industry or sector concentrations

•	Defaults are modeled such that they are spaced evenly over time

•	Recovery rates are based on historical averages and updated as market evidence warrants

The main modifications we have made to the BET developed by Moody’s are that a) we use market credit spreads, when available and reliable, to determine default probability instead of using historical loss experience, and b) for collateral pools where the spread distribution is characterized by extremes we model each segment of the pool individually instead of using an overall pool average.

Inputs

The specific model inputs are listed below, including how we derive inputs for market credit spreads on the underlying transaction collateral, how we determine credit quality (using a Weighted Average Rating Factor (“WARF”)), diversity estimation, and recovery rates.

•

Credit spreads – These are obtained from market data sources published by third parties (e.g. dealer spread tables for the collateral similar to assets within our transactions) as well as collateral-specific spreads provided by trustees or obtained from market sources. If observable market credit spreads are not available or reliable for the underlying reference obligations, then market data is used that most closely resembles the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. This data is obtained from recognized sources and is reviewed on an ongoing basis for reasonableness and applicability to our derivative portfolio.

We use the following spread hierarchy in determining which source of spread to use, with the rule being to use CDS spreads where available. If not available, then we use cash security spreads.

1.	Actual collateral specific credit spreads (if up-to-date and reliable market based spreads are available, they are used)

2.	Sector specific spreads (such as dealer provided spread tables by asset class and rating)

3.	Corporate spreads (corporate spread tables based on rating)

4.	Benchmark from most relevant spread source (if no specific spreads are available and corporate spreads are not directly relevant, an assumed relationship will be used between corporate spreads or sector specific spreads and collateral spreads)

For example, if current market based spreads are not available then we utilize sector specific spreads from spread tables provided by dealers or a corporate cash spread tables. The generic spread utilized is based on the nature of the underlying collateral in the deal. Deals with corporate collateral use the corporate spread table. Deals with asset backed collateral use one or more of the dealer asset backed tables as discussed below. If there are no observable market spreads for the specific collateral, and sector-specific and corporate spread tables are not appropriate to estimate the spread of a given type of collateral, we use the fourth alternative in our hierarchy. An example is tranched corporate collateral. In that case we use corporate spreads as an input and estimates the spread on the tranched position based on an assumed relationship to take account of the tranched structure. In each case the priority is to use information for CDS spreads if available, and cash spreads as a second priority.

Over time the data inputs can change as new sources become available or existing sources are discontinued or are no longer considered to be the most appropriate. It is the objective of the Company to move to higher levels on the hierarchy whenever possible, but it is sometimes necessary to move to lower priority inputs because of discontinued data sources or assessments that the higher priority inputs are no longer considered to be representative of market spreads for a given type of collateral. This can happen, for example, if transaction volume changes such that a previously used spread index is no longer viewed as being reflective of current market levels. The Company believes such a circumstance existed for CMBS collateral in insured CDSs during the first quarter of 2008. See section “Impact of Current Market Conditions on Data Inputs for CMBS Transactions” below for further discussions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The process provides for a monthly update for the percentage of each type of collateral in each deal based on the most up-to-date reporting received from the respective trustees. Using the most recent monthly applicable market spread data based on the hierarchy above, we then calculate a weighted average spread to be used in the valuation process (i.e., the spread for each component of collateral is weighted by its percentage of total collateral to calculate the weighted average spread).

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

•

Recovery Rate – Represents the percentage of par to be recovered from asset defaults. Our recovery rate assumptions are based on historical averages. We use rating agency data and adjust the reported recovery rates to take account of specific collateral in the insured derivative. Recovery rates for RMBS collateral in the multi-sector CDO portfolio were updated with lower levels in the first quarter of 2008 based on limited market observations.

The aggregate market value of the entire collateral pool is specified by market spreads. The BET model uses these inputs (collateral spreads, diversity score and recovery rates) along with the transaction structure and subordination level to allocate value between the different tranches of the transaction. There can often be several tranches, including multiple subordinated tranches, and the BET can allocate values to each tranche. We only use the value ascribed to the most senior tranche that is insured by us. The level of subordination below our exposure or credit tranche is a very significant factor that affects the estimated fair values of our exposure as subordination below our exposure absorbs all losses in the transaction’s underlying portfolio before any claim is made on our insurance policy. Most of our insured structured credit derivatives have subordination at inception of the transaction that is in excess of that required for the most senior triple-A rating within a transaction.

The assumed credit quality, the assumed credit spread for credit risk exclusive of funding costs and the appropriate reference credit index or price source are significant assumptions that, if changed, could result in materially different fair values. Accordingly, market perceptions of credit deterioration would result in the increase in the expected exit value (amount required to be paid to exit the transaction due to wider credit spreads).

The following table presents the net par outstanding as of March 31, 2008 and Net unrealized losses on insured derivatives for the three months ended March 31, 2008 by fair value technique of all insured credit derivatives within our insurance portfolio.

In millions	% of Net Par Outstanding	Net Par Outstanding	Net Unrealized Losses
Binomial expansion valuation model	95.9%	$131,052	$(3,519)
Specific dealer quotes	0.6	777	(60)
Other	3.5	4,837	2

Total	100.0%	$136,666	$(3,577)

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

Impact of Current Market Conditions on Data Inputs for CMBS Transactions

Approximately $40 billion of the par of transactions subject to SFAS 133 include substantial amounts of CMBS and commercial mortgage collateral. In prior periods, the spreads implied by the pricing on the CMBX indices had been used for the spreads on the underlying collateral. In light of the current market conditions, we believe that there was a significant disconnect in the first quarter between cumulative loss expectations of MBIA and market analysts on underlying commercial mortgages and the loss expectations implied by the CMBX index or the CMBS spread tables we had been using. Commercial mortgage securities were experiencing historically low default and loss rates, and all the transactions in MBIA’s portfolio also have performed in line with this, as well as continuing to be rated AAA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Transaction volume in CMBS and trading activity in the CMBX were both at dramatically lower levels in the quarter than they had been in prior periods, and the implied loss rates on underlying mortgages in MBIA’s spread sources of these markets were far higher than that forecast by fundamental researchers and MBIA’s internal analysis. In addition, the implied illiquidity premium on the index, in the context of MBIA’s model, implied that monoline insurers would capture 100% of the changes in spread on the underlying collateral, which has not been the case in other periods of market illiquidity (since monoline insurers have “buy and hold” portfolios, spread changes that reflect illiquidity versus changes in perceived credit fundamentals typically are not reflected in pricing). As a result, the CMBX indices and the CMBS spread tables were deemed to be unreliable model inputs for the purpose of estimating fair value in our hypothetical market among monoline insurers. Had MBIA continued to use the same input sources that were used in the fourth quarter of 2007, the resulting mark-to-market would have increased pre-tax loss by approximately $1.4 billion.

Our revised model input combines the expectations for CMBS credit performance as forecasted by the average of two investment banks’ research departments with the illiquidity premium implied by the CMBX indices. The relative spread levels and tranche structure of the CMBX indices were used to calculate spreads for each credit quality and vintage. The result was an analog index that was used as an alternative input in our BET-based approach.

Nonperformance Risk Adjustment

In compliance with requirements of SFAS 157, effective January 1, 2008, the Company updated its valuation methodology for insured credit derivative liabilities to incorporate the Company’s own nonperformance risk. This was calculated by discounting at LIBOR plus MBIA CDS spreads the estimated market value loss on insured CDSs at March 31, 2008. This resulted in a pre-tax $3.6 billion reduction in fair value of the derivative liability. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis, that the Company will be able to pay all claims when due. For its ceded insured credit derivatives portfolio, the Company also made credit valuation adjustments by incorporating the nonperformance risk of the reinsurer.

Fair Value Hierarchy — Level 3

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Instruments that trade infrequently and therefore have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs that are deemed significant to the instrument’s overall fair value. The Company performs a detailed review process of the inputs used to derive fair value of its financial instruments to determine which instruments are classified within level. This process is performed by personnel independent of the trading function who corroborate valuations to external market data (e.g., quoted market prices, broker or dealer quotations, third-party pricing vendors, recent trading activity and comparative analyses to similar instruments). The methodologies we use to value instruments classified within Level 3 are described in detail below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair values of assets and liabilities recorded on our balance sheet that are classified as Level 3 within the fair value hierarchy, along with a brief description of the valuation technique for each type of asset:

Level 3 Financial Assets and Liabilities at Fair Value as of March 31, 2008

In millions	March 31, 2008	Valuation Technique
Investments:
Foreign governments	$58.7	Quoted prices for which the inputs are unobservable
Corporate obligations	1,861.9	Quoted prices for which the inputs are unobservable
Mortgage-backed	862.2	Quoted prices for which the inputs are unobservable
Asset-backed	3,029.4	Quoted prices for which the inputs are unobservable
Investments pledged as collateral	50.2	Quoted prices for which the inputs are unobservable
Other investments	85.0	Valuation models with significant unobservable inputs
Derivative assets	1,387.8	Valuation models with significant unobservable inputs

Total Level 3 assets at fair value	$7,335.2

Medium-term notes	$354.1	Quoted prices or cash flow model for which the inputs are unobservable
Derivative liabilities	8,308.6	Valuation models with significant unobservable inputs

Total Level 3 liabilities at fair value	$8,662.7

Level 3 assets were $7.3 billion as of March 31, 2008, and represented approximately 22.5% of total assets measured at fair value. Level 3 liabilities were $8.7 billion as of March 31, 2008, and represented approximately 90.7% of total liabilities measured at fair value.

Net transfers into Level 3 were $99.6 million for the three months ended March 31, 2008. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the quarter. Foreign governments, corporate obligations, mortgage-backed securities, asset-back securities and investments pledged as collateral constituted the majority of the affected instruments. The net unrealized loss related to the transfers in (out) of Level 3 as of March 31, 2008 was $66.6 million.

Fair Value Control Processes

A control infrastructure, independent of the insurance and investment functions, is fundamental to ensuring that our financial instruments are appropriately valued at market-clearing levels (i.e., exit prices) and that fair value measurements are reliable.

The Company employs control processes to validate the fair value of its financial instruments, including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by Company personnel with relevant expertise who are independent from the insurance and investment operating groups. Additionally, groups within the Market Risk department who are independent from the operating groups participate in the review and validation of the fair values generated from pricing models, as appropriate. Where a pricing model is used to determine fair value, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model.

The Company maintains an ongoing review of its valuation models and has formal procedures for the approval and control of data inputs. The Company employs an oversight structure that includes appropriate segregation of duties. Senior management, independent of the insurance and investment functions, is responsible for the oversight of control and valuation policies and for reporting the results of these policies to our Audit Committee. See “Market Risk” below for a further discussion of how the Company manages the risks inherent in valuing financial instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In April 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FIN 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 permits a reporting entity that is a party to a master netting agreement to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 and is required to be applied retrospectively for all financial statements presented unless it is impracticable to do so. The Company adopted the provisions of the FSP beginning January 1, 2008 and elected not to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under a master netting agreement against fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. The Company will continue to elect not to offset the fair value amounts recognized for derivative contracts executed with the same counterparty under a master netting arrangement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company adopted the provisions of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective January 1, 2008. SFAS 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company applies the disclosure requirements of SFAS 159 for certain eligible instruments which it previously elected to fair value under SFAS 155, “Accounting for Certain Hybrid Financial Instruments.” These instruments included medium-term notes and available-for-sale securities which contained embedded derivatives requiring bifurcation. The Company did not elect the fair value option under SFAS 159 for any eligible financial instruments.

The Company adopted the provisions of SFAS 157, “Fair Value Measurements,” excluding non-financial assets and liabilities per FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” beginning January 1, 2008. SFAS 157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 requires that fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. FAS 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). A transition adjustment to opening retained earnings was not required. Upon adoption, the credit valuation adjustment to incorporate the Company’s own nonperformance risk on the insured credit derivatives liabilities resulted in a reduction in fair value of $3.6 billion of the derivative liability as of March 31, 2008.

Recent Accounting Developments

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS 161 expands the disclosure requirements about an entity’s derivative instruments and hedging activities. The disclosure provisions of SFAS 161 apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. MBIA will adopt the disclosure provisions of SFAS 161 on January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect our financial condition, results of operations or cash flows.

In February 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” unless certain criteria are met. FSP No. FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. We are currently evaluating the potential impact of adopting FSP No. FAS 140-3.

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements,” an amendment of Accounting Research Bulletin No. 51. SFAS 160 requires reporting entities to present noncontrolling (minority) interest as equity (as opposed to liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. MBIA is currently evaluating the provisions of SFAS 160 and their potential impact on the Company’s financial statements.

On April 18, 2007, the FASB issued an Exposure Draft (“ED”) entitled “Accounting for Financial Guarantee Insurance Contracts,” an interpretation of SFAS 60, with a 60-day comment period. On September 4, 2007, the FASB Board held a public roundtable meeting with respondents to the ED to discuss significant issues raised in the comment letters. Since the roundtable, the FASB Board re-deliberated on some of the issues raised. The ED clarifies how SFAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the methodologies to account for premium revenue and claim liabilities, as well as related disclosures. The proposals contained in the ED are not considered final accounting guidance until the FASB completes its due process procedures and issues a final statement, which could differ from the ED. Under the ED, or the re-deliberated meetings, MBIA would be required to recognize premium revenue by applying a fixed percentage of premium to the amount of exposure outstanding at each reporting period (referred to as the level-yield approach). The proposed recognition approach for a claim liability would require MBIA to recognize a claim liability when there is an expectation that a claim loss will exceed the unearned premium revenue (liability) on a policy basis based on the present value of expected cash flows. Additionally, the ED would require MBIA to provide expanded disclosures relating to factors affecting the recognition and measurement of financial guarantee contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The final statement is expected to be issued in the second quarter of 2008 with an effective date of January 1, 2009 except for the disclosure of a surveillance list, which could be effective as early as the third quarter of 2008. The cumulative effect of initially applying the final statement will be recorded as an adjustment to the opening balance of retained earnings for that fiscal year. MBIA is in the process of evaluating how the ED and subsequent re-deliberated decisions will impact its financial statements. Until final guidance is issued by the FASB and is effective, MBIA will continue to apply its existing policies with respect to the establishment of both case basis and unallocated loss reserves and the recognition of premium revenue. A further description of the Company’s loss reserving and premium recognition policies are included in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents highlights of our consolidated financial results for the three months ended March 31, 2008 and 2007.

	1st Quarter
In millions except per share amounts	2008	2007
Revenues:
Insurance	$(3,148)	$370
Investment management services	235	356
Corporate	(37)	10
Eliminations	(6)	(6)

Total revenues	(2,956)	730

Expenses:
Insurance	396	91
Investment management services	327	339
Corporate	27	29
Eliminations	(6)	(6)

Total expenses	744	453

Provision (benefit) for income taxes	(1,293)	78

Net income (loss)	$(2,407)	$199

Net income (loss) per diluted share	$(13.03)	$1.46

Consolidated revenues were a loss of $3.0 billion in the first quarter of 2008 compared with income of $730 million in the first quarter of 2007. The decline in insurance revenues resulted from a $3.6 billion unrealized loss on insured derivatives, which primarily resulted from adverse changes in the fair value of the Company’s insurance credit derivative portfolio. The investment management services operations’ revenues decreased primarily due to other-than-temporary impairments of certain available-for-sale securities and a decrease in interest income from asset/liability products. Consolidated expenses increased 64% to $744 million in the first quarter of 2008 from $453 million in the first quarter of 2007. This increase was principally due to an increase in loss and LAE incurred in the insurance operations reflecting $265 million of additional loss and LAE related to our insured prime, second-lien RMBS exposure. We recorded a net loss for the first quarter of 2008 of $2.4 billion compared with net income of $199 million for the first quarter of 2007. Net loss per diluted share was $13.03 for the first quarter of 2008 compared with net income per diluted share of $1.46 for the first quarter of 2007.

The Company’s book value at March 31, 2008 was $8.70 per share, down 70% from $29.16 per share at December 31, 2007. The decrease was principally driven by an increase in common shares outstanding, which resulted from the issuance of common stock in the first quarter of 2008, and, to a lesser extent, net losses from operations and unrealized losses recorded on the Company’s available-for-sale investment portfolio in the first quarter of 2008.

Insurance Operations

The Company’s insurance operations principally comprise the activities of MBIA Corp. MBIA Corp. issues financial guarantees for municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and pools of corporate and asset-backed bonds, both in the new issue and secondary markets. Additionally, MBIA Corp. has insured CDSs primarily on pools of collateral, which it previously considered part of its core financial guarantee business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The municipal obligations that MBIA Corp. insures include tax-exempt and taxable indebtedness of states, counties, cities, utility districts and other political subdivisions, as well as airports, higher education and healthcare facilities and similar authorities and obligations issued by private entities that finance projects which serve a substantial public purpose. The asset-backed and structured finance obligations insured by MBIA Corp. typically consist of securities that are payable from or which are tied to the performance of a specified pool of assets that have an expected cash flow. Securities of this type include collateral consisting of residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, trade and export receivables, aircraft, equipment and real property leases, and infrastructure projects.

In certain cases, the Company may be required to consolidate entities established as part of securitizations when it insures the assets or liabilities of those entities. These entities typically meet the definition of a variable interest entity (“VIE”) under FIN 46(R), “Consolidation of Variable Interest Entities and Interpretation of ARB No 51.” We do not believe there is any difference in the risks and profitability of financial guarantees provided to VIEs compared with other financial guarantees written by the Company. Additional information relating to VIEs is contained in the “Variable Interest Entities” section included herein.

The following table presents the financial results of the insurance operations for the three months ended March 31, 2008 and 2007. These results include revenues and expenses from transactions with the Company’s investment management services and corporate operations. Beginning with financial statements for the three months ended March 31, 2008, net premiums written no longer include premiums from insured derivatives. Additionally, premiums earned and fees related to insured derivatives are no longer reported within “Premiums earned” and “Fees and reimbursements,” respectively, but are instead reported within “Realized gains (losses) and other settlements on insured derivatives” and changes in the fair values of insured derivatives are no longer reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” but are instead reported within “Unrealized gains (losses) on insured derivatives.” These reclassifications resulted from an industry-wide effort, in consultation with the SEC, to present the results of financial guarantees written in derivative form consistently. Prior periods have been adjusted to conform to the current presentation, which had no effect on total revenues or total expenses.

	1st Quarter		Percent Change 2008 vs. 2007
In millions	2008	2007
Net premiums written	$106	$179	(41)%

Premiums earned	164	193	(15)%
Net investment income	153	142	7%
Fees and reimbursements	0	10	(102)%

Realized gains (losses) and other settlements on insured derivatives	34	21	60%
Unrealized gains (losses) on insured derivatives	(3,577)	(2)	n/m

Net change in fair value of insured derivatives	(3,543)	19	n/m

Net realized gains (losses)	19	1	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	60	5	n/m

Total revenues	(3,148)	370	n/m

Losses and loss adjustment	288	20	n/m
Amortization of deferred acquisition costs	15	17	(6	) %
Operating	46	32	42%
Interest expense	47	22	115%

Total expenses	396	91	333%

Pre-tax income (loss)	$(3,544)	$278	n/m

n/m—Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total revenues from our insurance operations in the first quarter of 2008 were a loss of $3.1 billion compared with income of $370 million in the first quarter of 2007. The decline in insurance operations’ revenues in the first quarter of 2008 was due to a $3.6 billion loss resulting from adverse changes in the fair value of the Company’s insurance credit derivative portfolio. Declines in premium and fee revenues from significantly less business written were partially offset by increases in gains from sales of securities and gains from fair valuing our Committed Preferred Custodial Trust (“CPCT”) credit facility. Total expenses from our insurance operations in the first quarter of 2008 were $396 million compared with $91 million in the first quarter of 2007. The increase in insurance expenses was due to $265 million of additional loss and LAE related to our prime, second-lien RMBS exposure, an increase in operating expenses related to a decline in deferrable acquisition costs and interest expense associated with our newly issued surplus notes. Gross operating expenses (expenses before ceding commission income and the deferral or amortization of acquisition costs) decreased 39% to $38 million in the first quarter of 2008 compared with the first quarter of 2007 as a result of a reversal of 2007 compensation expenses related to bonus and long-term incentive awards. Gross operating expenses were less than operating expenses reported on our Statement of Operations for the first three months of 2008 as a result of the reversal of 2007 compensation expenses that were previously deferred as acquisition costs.

Gross premiums written (“GPW”), net premiums written (“NPW”) and net premiums earned on non-derivative financial guarantees for the first three months of 2008 and 2007 are presented in the following table:

	1st Quarter		Percent Change
In millions	2008	2007	2008 vs. 2007
Gross premiums written:
U.S.	$85	$124	(32)%
Non-U.S.	40	73	(45)%

Total	$125	$197	(37)%
Net premiums written:
U.S.	$75	$116	(35)%
Non-U.S.	31	63	(51)%

Total	$106	$179	(41)%
Net premiums earned:
U.S.	$118	$149	(21)%
Non-U.S.	46	44	4%

Total	$164	$193	(15)%

GPW reflects premiums received and accrued for in the period and does not include the present value of future cash receipts expected from installment premium policies originated during the period. GPW was $125 million in the first quarter of 2008, down 37% from the first quarter of 2007. The decrease in GPW was the result of a decline in global public finance premiums written as our insurance products were less attractive to public finance issuers given the uncertainty of rating agency actions on our insurance financial strength ratings over the last several months. However, global structured finance premiums increased in the first quarter of 2008 compared with the same period of 2007 principally due to installment-based business written during 2007.

NPW, which represents gross premiums written net of premiums ceded to reinsurers, decreased 41% to $106 million in the first quarter of 2008 from $179 million in the first quarter of 2007. The decrease in the first quarter of 2008 was a result of the decrease in GPW and an increase in premiums ceded to reinsurers. Premiums ceded to reinsurers from all insurance operations were $19 million or 15% of GPW in the first quarter of 2008 compared with $18 million or 9% of GPW in the first quarter of 2007. Reinsurance enables the Company to cede exposure and comply with its single risk and other credit guidelines, although the Company continues to be primarily liable on the insurance policies it underwrites.

Net premiums earned include scheduled premium earnings as well as premium earnings from refunded issues. Net premiums earned in the first quarter of 2008 of $164 million decreased 15% from $193 million in the first quarter of 2007. The decrease was due to an 80% decrease in refunded premiums earned partially offset by a 2% increase in scheduled premiums earned. The decrease in refunded premiums earned resulted from lower refunding activity by municipal issuers in the first quarter of 2008.

MBIA evaluates the premium rates it charges for insurance guarantees through the use of internal and external rating agency quantitative models. These models assess the Company’s premium rates and return on capital results on a risk adjusted basis. In addition, market research data is used to evaluate pricing levels across the financial guarantee industry for comparable risks, as well as pricing for similar risks in the bank loan, bond and CDS markets, when available. Since 2005, domestic municipal spreads contracted to tighter levels through mid-2007. Since mid-2007, in light of credit market volatility, we have also noticed spreads moving wider, in particular in the domestic municipal sectors. We expect that over time this may result in an increase in premium rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT QUALITY Financial guarantee insurance companies use a variety of approaches to assess the underlying credit risk profile of their insured portfolios. MBIA uses both an internally developed credit rating system as well as third-party rating sources in the analysis of credit quality measures of its insured portfolio. In evaluating credit risk, we obtain, when available, the underlying rating of the insured obligation before the benefit of its insurance policy from nationally recognized rating agencies (Moody’s, S&P and Fitch). All references to insured credit quality distributions contained herein reflect the underlying rating levels from these third-party sources. Other companies within the financial guarantee industry may report credit quality information based upon internal ratings that would not be comparable to our presentation.

Total net par insured rated A or above, before giving effect to MBIA’s guarantee, was 57% for the three months ended March 31, 2008 compared with 80% during the same period of 2007. The decline in the percent rated A or above reflects a change in the mix of business written during each period. At March 31, 2008, 82% of the Company’s outstanding net par insured was rated A or above before giving effect to MBIA’s guarantee, which was unchanged from March 31, 2007. The following table presents the credit quality distribution of MBIA’s outstanding net par insured as of March 31, 2008 and 2007. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, a MBIA equivalent rating is used.

Rating

	As of March 31, 2008 Net Par Outstanding		As of March 31, 2007 Net Par Outstanding
In thousands	Amount	%	Amount	%
AAA	$158,676	23.8%	$142,620	22.5%
AA	188,575	28.2	177,304	27.9
A	202,033	30.3	197,645	31.1
BBB	108,666	16.3	105,784	16.6
Below BBB	9,868	1.4	11,895	1.9

Total	$667,818	100.0%	$635,248	100.0%

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets on non-derivative financial guarantees are presented in the following table:

Global Public Finance

	1st Quarter		Percent Change
In millions	2008	2007	2008 vs. 2007
Gross premiums written:
U.S.	$26	$67	(61)%
Non-U.S.	20	54	(62)%

Total	$46	$121	(62)%
Net premiums written:
U.S.	$24	$66	(64)%
Non-U.S.	16	49	(68)%

Total	$40	$115	(66)%
Net premiums earned:
U.S.	$68	$100	(32)%
Non-U.S.	29	28	3%

Total	$97	$128	(25)%

Global public finance GPW decreased 62% in the first quarter of 2008 to $46 million from $121 million in the first quarter of 2007. This decline was due to a 61% decrease in U.S. business written primarily in the special revenue, higher education and general obligation sectors, and a 62% decrease in non-U.S. business written primarily in the transportation and utilities sectors. Partially offsetting this decrease was an increase in the U.S. health care sector. Both U.S. and non-U.S. business written in the first quarter of 2008 was adversely affected by concerns about rating agency actions related to our insurance financial strength ratings over the last several months. NPW decreased 66% in the first quarter of 2008 to $40 million from $115 million in the first quarter of 2007 as a result of the decrease in GPW. The global public finance cession rate for business written during the first quarter of 2008 was 14% compared with 5% in the first quarter of 2007. Global public finance net premiums earned decreased 25% to $97 million in the first quarter of 2008 compared with $128 million in the first quarter of 2007. The decrease was due to

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

an 81% decrease in refunded premiums earned while scheduled premiums earned decreased 1%. The decrease in refunded premiums earned was consistent with an observed overall decline in the refunding of debt obligations by municipal issuers compared with the first quarter of 2007.

Global public finance net par insured rated A or above, before giving effect to MBIA’s guarantee, represented 84% of global public finance business written by the Company during the first quarter of 2008, compared with 92% during the first quarter of 2007. At March 31, 2008, 84% of the outstanding global public finance net par insured was rated A or above before MBIA’s guarantee, up from 83% at March 31, 2007.

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets on non-derivative financial guarantees are presented in the following table:

Global Structured Finance

	1st Quarter		Percent Change
In millions	2008	2007	2008 vs. 2007
Gross premiums written:
U.S.	$59	$57	2%
Non-U.S.	20	19	5%

Total	$79	$76	3%
Net premiums written:
U.S.	$51	$50	2%
Non-U.S.	15	14	7%

Total	$66	$64	3%
Net premiums earned:
U.S.	$50	$49	2%
Non-U.S.	17	16	6%

Total	$67	$65	3%

Global structured finance GPW increased 3% in the first quarter of 2008 to $79 million from $76 million in the first quarter of 2007. The increase in the first quarter of 2008 compared with the same period of 2007 was principally due to installment-based business written during 2007. We only closed two transactions in the first quarter of 2008. As we announced on February 25, 2008, we have suspended the writing of all new structured finance business for approximately six months. The increase in U.S. business written was primarily from prime closed-end mortgage transactions offset by a decrease in high-yield CDOs. The increase in non-U.S. business written was primarily from future flow and prime RMBS transactions. NPW in the first quarter of 2008 increased 3% to $66 million from $64 million in the first quarter of 2007 due to the increase in GPW and a lower cession rate. The global structured finance cession rate for business written during the first quarter of 2008 was 15% compared with 16% for the first quarter of 2007. Global structured finance net premiums earned of $67 million in the first quarter of 2008 were 3% higher than the first quarter of 2007. As structured finance policies are typically collected on an installment basis, the increase in net premiums earned was commensurate with the increase in U.S. and non-U.S. NPW in the first quarter of 2008.

There was no global structured finance net par insured rated A or above, before giving effect to MBIA’ guarantee, during the first quarter of 2008, compared with 74% during the first quarter of 2007. At March 31, 2008, 79% of the outstanding global structured finance net par insured was rated A or above before giving effect to MBIA’s guarantee, up from 78% as of March 31, 2007.

INVESTMENT INCOME The Company’s insurance-related net investment income for the three months ended March 31, 2008 and 2007 and ending investment asset balances at amortized cost as of March 31, 2008 and 2007 are presented in the following tables:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income

	1st Quarter		Percent Change
In millions	2008	2007	2008 vs. 2007
Investment income	$136	$121	12%
VIE and other investment income (1)	17	21	(21)%

Pre-tax investment income	$153	$142	7%
After-tax investment income	$121	$111	9%

(1)	—Includes investment income related to VIEs and Northwest Airlines’ EETCs and interest received on reimbursed expenses.

Investments at Amortized Cost

In millions	March 31, 2008	Pre-tax yield (1)	December 31, 2007	Pre-tax yield (1)
Fixed-income securities:
Tax-exempt	$6,063	4.57%	$5,347	4.70%
Taxable	4,062	5.20%	3,529	5.46%
Short-term	1,836	3.79%	1,163	4.79%

Total fixed-income	$11,961	4.67%	$10,039	4.98%
Other	1,333		1,356

Ending asset balances at amortized cost	$13,294		$11,395

(1)	—Estimated yield-to-maturity.

The Company’s insurance-related pre-tax net investment income, excluding net realized gains and losses, increased 7% in the first quarter of 2008 to $153 million from $142 million in the first quarter of 2007. After-tax net investment income increased 9% in the first quarter of 2008 as the proportion of taxable investments increased slightly compared with the first quarter of 2007. The increases in net investment income reflect growth in average invested assets from the proceeds of our surplus notes and the Warburg Pincus equity transaction completed in the first quarter of 2008.

VIE interest income is generated from interest bearing assets held by such entities and supports the payment of interest expense on debt issued by these entities. Excluding interest income related to VIEs, interest income related to Northwest Airlines’ enhanced equipment trust certificates received as part of a remediation and interest received on reimbursed expenses, insurance-related net investment income increased 12% on a pre-tax basis and 13% on an after-tax basis in the first quarter of 2008 compared with the same period of 2007. Average investment yields decreased slightly in the first quarter of 2008 compared with the same period of 2007. Ending asset balances at amortized cost, excluding VIE and Northwest Airlines’ enhanced equipment trust certificates assets, were $12.0 billion and $10.1 billion at March 31, 2008 and December 31, 2007, respectively.

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

Fees and reimbursements were $0.1 million in the first quarter of 2008 compared with $10 million in the first quarter of 2007. The decrease in fees and reimbursements was principally related to a $7 million expense reimbursement received in the first quarter of 2007 from the Eurotunnel remediation with no comparable reimbursement in the first quarter of 2008.

NET CHANGE IN FAIR VALUE OF INSURED CREDIT DERIVATIVES MBIA has sold credit protection by insuring CDS contracts with various financial institutions. In certain cases, the Company purchased back-to-back credit protection on a portion of the risk written, primarily from reinsurance companies. We view these insured CDS contracts as part of our financial guarantee business, under which we intend to hold our written and purchased positions for the entire term of the related contracts. These CDS contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133, as amended. Changes in fair value of these contracts are recorded in “Net change in fair value of insured derivatives” on the Consolidated Statements of Operations. The “Realized gains (losses) and other settlements on insured derivatives” component includes (i) net premiums received and receivable on written CDS contracts, (ii) net premiums paid and payable on purchased contracts, (iii) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event, (iv) losses recovered and recoverable on purchased contracts, and (v) fees relating to CDS contracts. The “Unrealized gains (losses) on

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

insured derivatives” component includes all other changes in fair value. The following table presents the net premiums written related to derivatives and the components of the net change in fair value of insured derivatives for the three months ended March 31, 2008 and 2007:

	1st Quarter		Percent Change
In millions	2008	2007	2008 vs. 2007
Net premiums written on insured derivatives	$33	$22	50%
Net premiums earned on insured derivatives	34	21	62%
Other settlements on insured derivatives	0	0	n/m

Realized gains (losses) and other settlements on insured derivatives	34	21	60%
Unrealized gains (losses) on insured derivatives	(3,577)	(2)	n/m

Net change in fair value of insured derivatives	$(3,543)	$19	n/m

n/m – Not meaningful.

On February 25, 2008, the Company announced that it has ceased insuring new credit derivative contracts except in transactions related to the reduction of existing derivative exposure. As a result, premiums related to insured credit derivatives will decrease over time as exposure to such transactions declines. Net premiums written and earned in the first quarter of 2008 represent installment premiums from business underwritten in prior periods.

Unrealized losses on insured derivatives in the first quarter of 2008 of $3.6 billion consisted of mark-to-market net losses on insured structured credit derivative contracts primarily resulting from the widening of underlying reference obligation credit spread levels and, to a lesser extent, lower recovery rates, subordination erosion and collateral rating migration, all of which were partially offset by the impact of our own credit risk in accordance with SFAS 157. We estimate that credit impairments on insured derivatives for the first quarter of 2008 were $827 million, consisting of nine CDO transactions for which the Company expects to incur claims payments in the future. In the absence of further credit impairment, the cumulative marks should reverse at the maturity of the insured credit derivatives. These credit derivative contracts have similar terms and conditions to the Company’s non-derivative insurance contracts and are evaluated for impairment under the same monitoring process. Additionally, the Company is not required to post collateral to counterparties of these contracts, thereby avoiding liquidity risks typical of standard credit derivative contracts. Included in the mark-to-market net losses on insured credit derivative contracts are mark-to-market losses relating to exposure ceded to Channel Re. Mark-to-market losses relating to exposure ceded to Channel Re have been adjusted to reflect Channel Re’s ability to pay amounts due to MBIA if theses contracts were to be settled at their current fair value. See the “Reinsurance” section included herein for more information on this adjustment.

The following estimates the attribution of the mark-to-market loss by sector and does not represent actual losses paid due to each attribute:

	Attribute
Sector (In millions)	Spread Widening	Credit Migration	Collateral Erosion	Recovery Rates	SFAS 157	Other	Total
Multi-sector CDO	$(1,912)	$(422)	$(431)	$(945)	$1,766	$236	$(1,708)
Commercial Real Estate/CMBS	(1,659)	114	(17)	—	1,082	(198)	(678)
Corporate/Other	(1,824)	11	(79)	—	716	(15)	(1,191)

Total	$(5,395)	$(297)	$(527)	$(945)	$3,564	$23	$(3,577)

For further information on the fair value of derivative instruments, see the preceding “Critical Accounting Estimates” section.

NET REALIZED GAINS AND LOSSES Net realized gains in our insurance operations were $19 million in the first quarter of 2008 compared with net realized gains of $1 million in the same period in 2007. Net realized gains and losses are largely due to sales of investment securities from the on-going management of our investment portfolio.

NET GAINS AND LOSSES ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains and losses on financial instruments at fair value and foreign exchange in our insurance operations primarily represent changes in the fair value of our CPCT credit facility and changes in the U.S. dollar value of non-U.S. dollar assets and liabilities. Net gains for the first quarter of 2008 were $60 million compared with net gains of $5 million for the same period in 2007. The increase is principally due to a gain from fair valuing our credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LOSSES AND LOSS ADJUSTMENT EXPENSES The following table presents the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves, as well as its loss provision and case basis activity at the end of the first quarter of 2008 and 2007.

	1st Quarter		Percent Change
In millions	2008	2007	2008 vs. 2007
Case-specific:
Gross	$1,330	$334	298%
Reinsurance recoverable on unpaid losses	108	48	126%

Net case reserves	$1,222	$286	327%
Unallocated	213	200	6%

Net loss and LAE reserves	$1,435	$486	195%

Losses and LAE	$288	$20	n/m
Case basis activity	$510	$34	n/m

n/m – Not meaningful.

The Company recorded $288 million in losses and LAE in the first three months of 2008, a $268 million increase from the first three months of 2007. In the first quarter of 2008, the Company recorded $23 million of losses and LAE based on the Company’s policy of applying a loss factor to the insurance segment’s scheduled net earned premium. In addition, in the first quarter of 2008 the Company recorded $265 million of loss and LAE related to our prime, second-lien RMBS exposure. In the first quarter of 2007, the Company recorded $20 million in losses and LAE based on the Company’s loss factor. At March 31, 2008, the Company had $213 million in unallocated loss reserves, which represent the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio and are available for future case-specific activity. See “Critical Accounting Estimates—Loss and Loss Adjustment Expenses” include herein for information regarding the Company’s loss reserving methodology.

Total additions to case basis loss reserves were $510 million during the three months ended March 31, 2008, compared with $34 million during the three months ended March 31, 2007. During the first three months of 2008, case basis activity primarily consisted of case basis reserves related to our prime and near prime, second-lien RMBS exposure. During the first three months of 2007, case basis activity primarily consisted of loss reserves for insured obligations related to the Student Loan Finance Corporation (“SFC”) and a multi-sector CDO. Partially offsetting these loss reserves were reversals of previously established case basis reserves within the aircraft enhanced equipment trust certificates (“EETCs”) sector.

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

Under Eurotunnel’s safeguard plan, holders of Eurotunnel senior debt received cash in full for their claims and, accordingly, MBIA’s exposure to Eurotunnel senior debt was reduced to zero. Additionally, MBIA recovered claim payments it had made with respect to Eurotunnel senior debt. Under the safeguard plan, holders of Eurotunnel Tier 1A debt received cash in full for their claims and, on June 29, 2007, Fixed-Link Finance 2, B.V. (“FLF2”) used that cash to repay all of its outstanding notes and to reimburse MBIA for the 18 million British pound claim payment it made in the first quarter of 2007. MBIA’s exposure to Eurotunnel through FLF2 and to FLF2 debt was reduced to zero. Under the safeguard plan, holders of Eurotunnel Tiers 1 and 2 debt received cash in full for their claims and holders of Eurotunnel Tier 3 debt received approximately 62% of their claims in cash. Fixed-Link Finance, B.V. (“FLF1”) will use the cash received on account of its Tiers 1, 2 and 3 claims to make scheduled interest payments through February 1, 2009, at which time all available cash will be used to repay FLF1’s outstanding notes in order of priority. As a result of this development, S&P raised its ratings on the FLF1 Class A and B notes to AAA/Stable, noting that the recoveries of the Class A and B notes are wholly secured by cash. The Class A and B notes are pari passu with the Class G notes guaranteed by MBIA and recoveries of the Class G notes are also wholly secured by cash. Accordingly, although FLF1 no longer owns any Eurotunnel debt, MBIA remains exposed to FLF1 through February 1, 2009. At March 31, 2008, MBIA’s exposure to FLF1 debt on account of the Class G notes was approximately $793 million in net par outstanding. MBIA has not paid and does not expect to pay any claims with respect to its exposure to FLF1. The Company believes that it will not incur an ultimate loss on its Eurotunnel exposure and, therefore, has not established a case basis loss reserve for this credit.

MBIA insures mortgage-backed securities backed by subprime mortgages directly through residential mortgage-backed securities securitizations and indirectly through CDOs, in which MBIA guarantees the triple-A rated portion of such transactions. Over the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

last three quarters, there has been growing stress in the subprime mortgage market, particularly related to mortgage loans originated during 2005, 2006, and 2007. As of March 31, 2008, the Company had $4.2 billion of net par outstanding from direct exposure to the subprime mortgage sector. While transactions guaranteed by MBIA include collateral consisting of mortgages originated during 2005, 2006 and 2007, given the amount of subordination below MBIA’s insured portion of such transactions available to absorb any losses from collateral defaults, MBIA currently does not expect material ultimate losses on these transactions. As of March 31, 2008, there were no insured subprime mortgage transactions with 2005, 2006, and 2007 subprime mortgage collateral appearing on the Company’s Classified List or Caution Lists. An explanation of the Company’s “Classified List” and “Caution Lists” is provided below.

MBIA also insures mortgage-backed securities backed by prime and near prime mortgages, including revolving home equity loans and closed-end second mortgages. In the last three quarters, the Company observed deterioration in the performance of several of its prime and near prime home equity transactions. As of March 31, 2008, MBIA has established case basis reserves of $972 million for future payments. During the first quarter of 2008, the Company paid $108 million in claims, net of reinsurance, on eleven credits in this sector. The Company expects that loss payments on its prime, second-lien mortgage exposure during 2008 will amount to a significant portion of its current reserves for such exposure.

MBIA continues to closely monitor the manufactured housing sector, which has experienced stress during the last several years. MBIA ceased writing business in this sector, other than through certain CDO transactions, in 2000. At March 31, 2008, the Company had $25 million in case basis reserves, net of reinsurance, covering net insured par outstanding of $118 million on three credits within the manufactured housing sector. The Company had additional manufactured housing exposure of $1.7 billion in net insured par outstanding as of March 31, 2008, of which approximately 23% has been placed on the Company’s “Caution List-Medium” and “Caution List-High.”

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

In the event MBIA determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that insured issue. As of March 31, 2008, MBIA had 58 open case basis issues on its “Classified List” that had $1,222 million in aggregate case reserves, net of reinsurance. The Company does not establish any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” until such issues are placed on the Company’s “Classified List.”

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is probable and estimable in the future. At March 31, 2008, case basis reserves consisted of the following:

Dollars in millions	Number of case basis issues	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	43	$809	$7,430
Issues without defaults	15	521	5,768

Total gross	58	$1,330	$13,198

Net of reinsurance:
Issues with defaults	43	$751	$6,904
Issues without defaults	15	471	5,402

Total net	58	$1,222	$12,306

When MBIA becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset. Such amounts are included in the Company’s balance sheet within “Other assets.” As of March 31, 2008 and December 31, 2007, the Company had salvage and subrogation assets of $105 million and $108 million, respectively. The decrease in salvage and subrogation assets principally resulted from collection of salvage amounts due to the Company. The amount the Company records as salvage and subrogation may be influenced by several factors during any period, such as the level of claim payments made for which the Company is entitled to reimbursements, amounts collected and impairment write-downs.

The Company has not reflected any potential recoveries as salvage or subrogation from originators of the RMBS transactions with respect to which it has established case basis reserves. We are evaluating such potential recoveries and intend to pursue them aggressively. Such recoveries may be substantial. Once we have concluded our evaluation, including assessing the likelihood of such recoveries, we may establish salvage and subrogation reserves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

See “Recent Accounting Pronouncements” included herein for a discussion on the FASB’s exposure draft regarding accounting for financial guarantee insurance contracts and potential changes to the way MBIA establishes claim liabilities.

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

As of March 31, 2008, the aggregate amount of insured par ceded by MBIA to reinsurers under reinsurance agreements was $78.3 billion. Additionally, the Company has other reimbursement agreements not accounted for as reinsurance, primarily with a reinsurer rated AA- by S&P and Aa3 by Moody’s, covering $4.0 billion of insured par. The following table presents the percentage of outstanding par ceded, the reinsurance recoverable, derivative asset, and estimated credit impairments by reinsurer as of March 31, 2008. Estimated credit impairments represent the reinsurers’ portion of amounts we expect to pay on insured derivative contracts.

Reinsurers	Standard & Poor’s Rating	Moody’s Rating	Percentage of Total Par Ceded	Reinsurance Recoverable	Derivative Asset	Estimated Credit Impairments on Insured Derivatives
				(in thousands)	(in thousands)	(in thousands)
Channel Reinsurance Ltd.	AAA	Aa3	54.53%	$19,892	$714,805	$152,975
RAM Reinsurance Company, Ltd.	AAA	Aa3	14.17	24,669	174,152	22,690
Assured Guaranty Corp.	AAA	Aaa	10.03	11,777	2,553	—
Mitsui Sumitomo Insurance Company Ltd.	AA	Aa3	6.03	9,998	25,689	2,242
Ambac Assurance Corporation	AAA	Aaa	5.52	—	—	—
Swiss Reinsurance Company, Zurich, Switzerland	AA-	Aa2	4.32	13,952	19,962	—
Radian Asset Assurance Inc.	AA	Aa3	1.14	8,134	6,173	—
Assured Guaranty Re Ltd.	AA	Aa2	1.05	—	233	—
XL Financial Assurance Ltd.	A-	A3	0.58	—	—	—
Overseas Private Investment Corporation	AAA	Aaa	0.44	—	—	—
Other (1)	A+ or above	Aa3 or above	2.15	19,091	13,107	—
Not Currently Rated			0.04	270	—	—

Total			100.00%	$107,783	$956,674	$177,907

(1)	Several reinsurers within this category are not rated by Moody’s.

Channel Reinsurance Ltd. (“Channel Re”) provides reinsurance to MBIA. MBIA owns a 17.4% equity interest in Channel Re. In February 2008, Moody’s downgraded Channel Re to Aa3 with a negative rating outlook from Aaa. As of March 31, 2008, the Company expects Channel Re to continue to report negative shareholder’s equity on a GAAP basis, primarily due to unrealized losses on ceded derivatives based on fair value accounting. As of March 31, 2008, the fair value of the derivative assets related to credit derivatives ceded to Channel Re was $715 million. The Company included the consideration of the credit risk of Channel

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Re in determining the fair value of the derivative assets. The reinsurance recoverable from Channel Re was $20 million as of March 31, 2008. The Company believes Channel Re has sufficient liquidity supporting its business to fund obligations related to ceded credit derivatives contracts. In performing its assessment, the Company determined that cash and investments, inclusive of approximately $506 million that Channel Re had on deposit in trust accounts for the benefit of MBIA as of March 31, 2008, and borrowing facilities available to Channel Re were in excess of MBIA’s exposure to Channel Re. Although the trust accounts limit the potential for Channel Re to default on its obligations to MBIA, there can be no assurance that Channel Re will not default on its obligations to MBIA that exceed the amounts already established in the trust accounts.

Several of the Company’s other financial guarantee reinsurers, including RAM Reinsurance Company, Ltd., Ambac Assurance Corporation, XL Financial Assurance Ltd. and XL Capital Assurance Inc., have had their credit ratings either downgraded or put on negative watch by one or more of the major rating agencies between December 2007 and March 2008. Although there was no material impact on the Company for any of the rating agency actions through March 2008 relating to these reinsurers, a further downgrade of one or more of these reinsurers could increase the amount of capital required to maintain MBIA Corp.’s triple-A ratings and may require the establishment of reserves against any receivables due from the such reinsurers.

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

Annually, MBIA reviews its insurance-related expenses to determine if there have been any changes in its business or cost structure that would materially change the amount of costs accounted for as policy acquisition costs. If so, the Company conducts a policy acquisition cost study to determine the amount of insurance costs that relate to acquiring new non-derivative insurance policies and that are deferrable under GAAP. As a result of our temporary moratorium on structured finance business and a decline in our public finance business, we determined that fewer costs were attributable to acquiring new business and thus significantly lowered the rate at which costs are deferred. This resulted in an increase in the amount of operating expenses reported by the Company. We expect to increase the rate at which we defer expenses in the future commensurate with growth in our public finance and structured finance business volume.

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

The Company’s insurance expenses, as well as its expense ratio, are presented in the following table:

	1st Quarter		Percent Change
In millions	2008	2007	2008 vs. 2007
Gross expenses	$38	$61	(39)%

Amortization of deferred acquisition costs	$15	$17	(6)%
Operating expenses	46	32	42%

Total insurance operating expenses	$61	$49	26%

Expense ratio	31.3%	22.9%

Gross insurance expenses decreased 39% in the first quarter of 2008 compared with the first quarter of 2007 as a result of a decrease in compensation costs related to the reversal of prior year bonus and long-term incentive award accruals. We expect quarterly gross insurance expenses for the remainder of 2008 to be approximately $50 million to $60 million. In the first quarter of 2008, the amortization of deferred acquisition costs decreased 6% compared with the first quarter of 2007, consistent with the decrease in insurance premiums earned. Operating expenses increased 42% in the first quarter of 2008 compared with the first quarter of 2007 principally due to the decline in the rate at which acquisition costs are deferred. We expect quarterly operating expense for the remainder of 2008 to remain significantly higher compared with 2007, averaging approximately $45 million. This assumes that operating expenses will decrease from the second quarter of 2008 to the fourth quarter of 2008, as we expect an increase in deferred acquisition costs from anticipated new business writings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 2008, there was a decrease in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. The decreasing ratio reflects lower costs associated with acquiring new policies, which largely resulted from the compensation-related accrual reversals, relative to a smaller decrease in deferred and future installment premiums. Over the last several years ending December 31, 2007, there was an increase in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. The increasing ratio reflected higher costs associated with acquiring new policies relative to a smaller growth in deferred and future installment premiums.

Financial guarantee insurance companies use the expense ratio (expenses divided by net premiums earned) as a measure of expense management. The increase in the expense ratio presented in the preceding table is principally due to a higher level of operating expenses and lower premiums earned in the first quarter of 2008.

INTEREST EXPENSE Interest expense from our insurance operations, which primarily consists of interest related to MBIA Corp.’s surplus notes issued on January 16, 2008 and debt issued by consolidated VIEs increased to $47 million in the first quarter of 2008 from $22 million in the first quarter of 2007. The increase is primarily related to $29 million of interest expense associated with the MBIA Corp. surplus notes partially offset by a decrease in interest expense associated with consolidated VIEs.

VARIABLE INTEREST ENTITIES The Company provides credit enhancement services to global finance clients through third-party special purpose vehicles (“SPVs”). Third-party SPVs are used in a variety of structures guaranteed by MBIA. We have determined that such SPVs fall within the definition of a VIE under FIN 46(R). Under the provisions of FIN 46(R), MBIA must determine whether it has a variable interest in a VIE and if so, whether that variable interest would cause MBIA to be the primary beneficiary. The Company would be required to consolidate VIEs if it was determined to be the primary beneficiary of the VIEs. The primary beneficiary is the entity that will absorb the majority of the expected losses, receive the majority of the expected residual returns, or both, of a VIE. We conduct consolidation analyses under the provisions of FIN 46(R) upon the inception of our guarantees to the third-party SPVs and upon the occurrence of certain reconsideration events.

MBIA consolidates certain third-party VIEs as a result of financial guarantees provided by the insurance operations. Third-party VIEs’ assets and liabilities are primarily reported in “Investments held-to-maturity” and “Variable interest entity floating rate notes,” respectively, on the face of the Company’s balance sheet. The assets and liabilities of these VIEs each totaled $1.4 billion at March 31, 2008 and $1.4 billion at December 31, 2007. Revenues and expenses related to third-party VIEs are primarily recorded in “Net investment income” and “Interest expense,” respectively, on the Company’s statements of operations and substantially net to zero. Consolidation of such VIEs does not increase our exposure above that already committed to in our insurance policies. Additionally, consolidation of the insured VIEs does not affect the capital ratios, debt covenants, dividends or credit ratings of the Company.

COLLATERALIZED DEBT OBLIGATIONS AND RELATED INSTRUMENTS As part of its insurance operations, the Company provides guarantees on CDO tranches, as well as protection on structured CMBS and corporate credit pools.

The Company’s $129.6 billion CDO portfolio comprised 19.4% of the Company’s total insured net par of $667.8 billion as of March 31, 2008. The Company’s aggregate CDO book is diversified by vintage and collateral type. Ninety percent of this exposure, or $116.7 billion, was insured via CDSs. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

Collateral Type

($ in billions)	Net Par	Percent
Multi-Sector CDOs (1)	$22.1	17%
Multi-Sector CDO-Squared	8.6	7%
Investment Grade CDOs and Structured Corporate Credit Pools	43.0	33%
High Yield Corporate CDOs	13.4	10%
Structured Commercial Mortgage Backed Securities (CMBS) Pools and Commercial Real Estate (CRE) CDOs	42.3	33%
Emerging Market CDOs	0.2	0%

Total	$129.6	100%

(1)	Does not include Multi-Sector CDO-Squared transactions totaling $8.6 billion net par.

Multi-Sector CDOs

Multi-Sector CDOs are transactions that include a variety of structured finance asset classes in their collateral pools. As of March 31, 2008, $30.7 billion, or approximately 5%, of the Company’s total insured net par outstanding of $667.8 billion and 24% of the Company’s $129.6 billion CDO and related instruments portfolio insured net par outstanding, was comprised of Multi-Sector CDOs. The collateral in the Multi-Sector CDOs includes subprime RMBS and other RMBS, CDOs of ABS (multi-sector CDOs), Corporate CDOs, Collateralized Loan Obligations (CLOs), other ABS (e.g. securitizations of auto receivables, credit cards, etc.), Commercial Real Estate CDOs, CMBS, and Corporate credits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Multi-Sector CDOs, the next four tables provide breakdowns of the collateral composition and ratings of subprime RMBS collateral, non subprime RMBS collateral, and CDOs of ABS collateral by vintage year and rating. CDOs of ABS may contain exposure to various types of collateral, including RMBS. The collateral level detail presented for each year insured was calculated using a weighted average of the net par insured as of March 31, 2008 for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as overcollateralization and subordination) and reinsurance.

Multi-Sector CDO Portfolio: Collateral Composition, Subordination, and Net Derivative Asset/Liability

($ in millions)			Collateral as % of Performing Pool Balance as of March 31, 2008
Year Insured(1)	Net Par Outstanding		Other RMBS	Subprime RMBS	ABS	CMBS	Corp	CLO	CDO of ABS	Other CDO	Total	Current Subordination Range Below MBIA(2)	Original Subordination Range Below MBIA(2)	Net Derivative Asset/(Liability) ($in thousands) (3)
CDOs of High-Grade U.S. ABS
2004	1,309		32%	31%	8%	4%	0%	10%	10%	5%	100%	11.5 -12.6%	12.5 -13.0%	(146,954)
2005	600		45%	34%	1%	1%	0%	5%	8%	6%	100%	19.1%	20.0%	(37,725)
2006(4)	3,250		52%	29%	1%	6%	0%	0%	11%	1%	100%	8.1 -18.0%	12.0 -14.0%	(547,242)
2007(4)(5)	10,828		45%	35%	0%	6%	0%	2%	10%	3%	100%	0.0 -49.1%	13.0 -60.0%	(1,511,195)

Sub-total	15,986													(2,243,116)

CDOs of Mezzanine U.S. ABS
2000	38		30%	1%	9%	56%	4%	0%	0%	0%	100%	21.0%	21.4%	—
2002	899		30%	9%	14%	21%	9%	5%	8%	3%	100%	12.8 -82.7%	13.8 -40.0%	(62,295)
2003	903		31%	23%	16%	20%	1%	5%	1%	3%	100%	0.5 -46.3%	21.5 -29.8%	0
2004	885		34%	37%	4%	19%	0%	1%	3%	2%	100%	16.0 -28.4%	16.0 -30.5%	(6,578)
2005	362		9%	54%	2%	31%	0%	0%	2%	3%	100%	20.1%	19.5%	(24,981)
2007(4)	467		54%	40%	0%	3%	0%	0%	2%	1%	100%	25.8%	37.0%	(38,218)

Sub-total	3,554													(132,072)

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	213		0%	0%	0%	0%	0%	68%	0%	32%	100%	19.1%	5.0%	—
2003	53		0%	0%	0%	0%	0%	100%	0%	0%	100%	72.8%	20.0%	—
2004	1,632		2%	0%	2%	0%	0%	71%	14%	11%	100%	10.0 -15.3%	10.0%	(85,207)
2005	1,430		0%	20%	0%	0%	0%	60%	18%	2%	100%	10.0%	10.0%	(135,729)
2006(4)	2,151		4%	19%	2%	0%	0%	44%	29%	1%	100%	10.4 -13.0%	10.0 -13.0%	(289,584)
2007(4)	3,150		3%	5%	0%	0%	0%	71%	18%	3%	100%	13.0 -15.0%	13.0 -15.0%	(296,832)

Sub-total	8,629													(807,352)

Total	28,170													(3,182,540)
	1,061		Multi-Sector CDOs European Mezzanine & Other Collateral (4 CDOs) (6)											—
	1,478		Multi-Sector CDOs insured in the Secondary Market prior to 2005 (36 CDOs) (6)											—

Grand Total	30,710	(7)												(3,182,540)

Data was gathered from several third party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Please note totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	The range represents the minimum and maximum subordination for deals written in that year.
(3)

This column represents the net derivative asset/(liability) primarily for CDS deals written in that year. Note that not all insurance contracts are considered derivatives. Please refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for the Company’s accounting treatment of derivatives (including CDS on CDOs).

(4)

As of 3/31/08, the Company recognized $1.0 billion of total credit impairment on nine deals insured during 2006 and 2007, with a total net par of $9.2 billion. Three transactions insured in 2006 (totaling $3.3 billion) have an impairment of $0.3 billion while six transactions insured in 2007 (totaling $5.9 billion), have an impairment of $0.7 billion.

(5)

The insured credit derivative contracts for two CDO transactions insured in 2007 were terminated during the second quarter of 2008 without any payment by MBIA; the two CDOs, with $0.8 billion of net par outstanding at 3/31/08, will be excluded from future quarterly reports.

(6)

The table does not provide collateral level detail on 40 CDOs totaling $2.5 billion of net par. Four deals, with $1.0 billion of net par, contain European Mezzanine ABS assets and other collateral, and were closed in 2004, 2005 and 2006. In addition, 36 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.5 billion of par and all were insured prior to 2005. In addition, all 36 deals were rated Triple-A at the time MBIA wrote insurance on them.

(7)

This table includes four transactions totaling $1.0 billion that were internally reclassified as of 3/31/08 due to the collateral composition at 3/31/08. Three primary CDOs were originally classified as CRE CDOs and one as a secondary Investment Grade Corporate CDO, but due to current collateral composition changes, they are now classified to be Multi-Sector CDOs. The CMBS collateral within the primary deals is now approximately 30% for the CDOs that were previously classified as CRE CDOs. The four transactions include two CDOs of Mezzanine U.S. ABS insured in 2004 and 2005, with net par totaling $0.7 billion, one CDO of European ABS with net par of $0.3 billion and a secondary CDO of ABS with $15 million of net par as of 3/31/08. These transactions are not impaired.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Multi-Sector CDO portfolio is comprised of transactions that rely on underlying collateral originally rated single-A or above (CDOs of High Grade U.S. ABS) and transactions that rely on collateral primarily rated triple-B (CDOs of Mezzanine U.S. ABS). The Multi-Sector CDO portfolio is also comprised of CDOs of Multi-Sector High-Grade collateral (also referred to as CDO-Squared transactions), which are diversified CDOs primarily comprised of collateral originally rated single-A and above. The collateral in MBIA’s insured CDO-Squared transactions comprises primarily tranches of CLOs, CDOs of ABS, and RMBS.

MBIA’s Multi-Sector CDOs benefit from two sources of credit enhancement. Firstly, the subordination in the underlying securities collateralizing the MBIA wrapped tranche must be fully eroded; secondly, the subordination below MBIA’s insurance coverage must be fully eroded before MBIA’s insured interest is subject to a claim. The original subordination levels and those as of March 31, 2008 are detailed in the above table, and these subordination levels may have declined materially since this date. MBIA’s payment obligations after a default vary by deal and by insurance type; there are three types of policy payment types: (i) where MBIA insures Current Interest & Ultimate Principal; (ii) where MBIA insures Ultimate Principal only; and (iii) where MBIA insures payments upon settlement of individual collateral losses as they occur after the complete erosion of deal deductibles, such payment profiles are referred to as Asset Coverage with a Deductible.

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

($ in millions)	Net Par Outstanding		% Collateral that is Subprime	Vintage of Subprime RMBS				Subprime RMBS - Ratings As of April 30, 2008
Year Insured(1)				2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS
2004	1,309		31%	24%	0%	7%	31%	9%	15%	5%	1%	1%	31%
2005	600		34%	32%	3%	0%	34%	4%	12%	15%	2%	0%	34%
2006(3)	3,250		29%	12%	16%	2%	29%	3%	10%	5%	2%	9%	29%
2007(3)(4)	10,828		35%	1%	22%	11%	35%	4%	3%	2%	3%	23%	35%

Sub-total	15,986

CDOs of Mezzanine U.S. ABS
2000	38		1%	1%	0%	0%	1%	0%	0%	1%	0%	0%	1%
2002	899		9%	7%	1%	0%	9%	0%	1%	2%	2%	4%	9%
2003	903		23%	16%	4%	4%	23%	1%	1%	5%	8%	8%	23%
2004	885		37%	24%	2%	10%	37%	1%	4%	11%	11%	9%	37%
2005	362		54%	45%	0%	9%	54%	0%	6%	16%	21%	10%	54%
2007(3)	467		40%	6%	24%	10%	40%	0%	0%	0%	1%	39%	40%

Sub-total	3,554

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	213		0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	53		0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	1,632		0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2005	1,430		20%	16%	3%	1%	20%	2%	8%	5%	1%	4%	20%
2006(3)	2,151		19%	5%	5%	9%	19%	7%	6%	0%	2%	3%	19%
2007(3)	3,150		5%	1%	1%	2%	5%	0%	1%	0%	0%	3%	5%

Sub-total	8,629

Total	28,170
	1,061		Multi-Sector CDOs European Mezzanine & Other Collateral (4 CDOs) (5)
	1,478		Multi-Sector CDOs insured in the Secondary Market prior to 2005 (36 CDOs) (5)

Grand Total	30,710	(6)

All figures represent MBIA’s insured net par outstanding as of March 31, 2008. Data was gathered from several third party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of April 30, 2008. Please note totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

As of 3/31/08, the Company recognized $1.0 billion of total credit impairment on nine deals insured during 2006 and 2007, with a total net par of $9.2 billion. Three transactions insured in 2006 (totaling $3.3 billion) have an impairment of $0.3 billion while six transactions insured in 2007 (totaling $5.9 billion), have an impairment of $0.7 billion.

(4)

The insured credit derivative contracts for two CDO transactions insured in 2007 were terminated during the second quarter of 2008 without any payment by MBIA; the two CDOs, with $0.8 billion of net par outstanding at 3/31/08, will be excluded from future quarterly reports.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(5)

The table does not provide collateral level detail on 40 CDOs totaling $2.5 billion of net par. Four deals, with $1.0 billion of net par, contain European Mezzanine ABS assets and other collateral, and were closed in 2004, 2005 and 2006. In addition, 36 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.5 billion of par and all were insured prior to 2005. In addition, all 36 deals were rated Triple-A at the time MBIA wrote insurance on them.

(6)

This table includes four transactions totaling $1.0 billion that were internally reclassified as of 3/31/08 due to the collateral composition at 3/31/08. Three primary CDOs were originally classified as CRE CDOs and one as a secondary Investment Grade Corporate CDO, but due to current collateral composition changes, they are now classified to be Multi-Sector CDOs. The CMBS collateral within the primary deals is now approximately 30% for the CDOs that were previously classified as CRE CDOs. The four transactions include two CDOs of Mezzanine U.S. ABS insured in 2004 and 2005, with net par totaling $0.7 billion, one CDO of European ABS with net par of $0.3 billion and a secondary CDO of ABS with $15 million of net par as of 3/31/08. These transactions are not impaired.

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

($ in millions)				Vintage of Non Subprime RMBS					Non Subprime RMBS - Ratings As of April 30, 2008
Year Insured(1)	Net Par Outstanding		% Collateral that is Non Subprime	2005 and Prior	2006	2007	2008	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS
2004	1,309		32%	26%	3%	4%	0%	32%	12%	11%	5%	1%	2%	32%
2005	600		45%	43%	0%	2%	0%	45%	13%	12%	13%	5%	1%	45%
2006(3)	3,250		52%	21%	29%	1%	1%	52%	18%	15%	4%	3%	12%	52%
2007(3)(4)	10,828		45%	3%	31%	11%	0%	45%	15%	7%	2%	1%	19%	45%

Sub-total	15,986

CDOs of Mezzanine U.S. ABS
2000	38		30%	30%	0%	0%	0%	30%	1%	9%	3%	8%	9%	30%
2002	899		30%	28%	2%	0%	0%	30%	2%	3%	4%	11%	10%	30%
2003	903		31%	26%	5%	0%	0%	31%	5%	3%	6%	9%	7%	31%
2004	885		34%	27%	4%	4%	0%	34%	3%	7%	7%	9%	8%	34%
2005	362		9%	6%	2%	1%	0%	9%	1%	2%	0%	2%	5%	9%
2007(3)	467		54%	18%	26%	10%	0%	54%	0%	0%	0%	5%	49%	54%

Sub-total	3,554

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	213		0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	53		0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	1,632		2%	2%	0%	0%	0%	2%	2%	0%	0%	0%	0%	2%
2005	1,430		0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2006(3)	2,151		4%	2%	2%	1%	0%	4%	0%	1%	1%	0%	2%	4%
2007(3)	3,150		3%	1%	2%	1%	0%	3%	0%	1%	1%	0%	1%	3%

Sub-total	8,629

Total	28,170
	1,061		Multi-Sector CDOs European Mezzanine & Other Collateral (4 CDOs) (5)
	1,478		Multi-Sector CDOs insured in the Secondary Market prior to 2005 (36 CDOs) (5)

Grand Total	30,710	(6)

All figures represent MBIA’s insured net par outstanding as of March 31, 2008. Data was gathered from several third party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of April 30, 2008. Please note totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

As of 3/31/08, the Company recognized $1.0 billion of total credit impairment on nine deals insured during 2006 and 2007, with a total net par of $9.2 billion. Three transactions insured in 2006 (totaling $3.3 billion) have an impairment of $0.3 billion while six transactions insured in 2007 (totaling $5.9 billion), have an impairment of $0.7 billion.

(4)

The insured credit derivative contracts for two CDO transactions insured in 2007 were terminated during the second quarter of 2008 without any payment by MBIA; the two CDOs, with $0.8 billion of net par outstanding at 3/31/08, will be excluded from future quarterly reports.

(5)

The table does not provide collateral level detail on 40 CDOs totaling $2.5 billion of net par. Four deals, with $1.0 billion of net par, contain European Mezzanine ABS assets and other collateral, and were closed in 2004, 2005 and 2006. In addition, 36 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.5 billion of par and all were insured prior to 2005. In addition, all 36 deals were rated Triple-A at the time MBIA wrote insurance on them.

(6)

This table includes four transactions totaling $1.0 billion that were internally reclassified as of 3/31/08 due to the collateral composition at 3/31/08. Three primary CDOs were originally classified as CRE CDOs and one as a secondary Investment Grade Corporate CDO, but due to current collateral composition changes, they are now classified to be Multi-Sector CDOs. The CMBS collateral within the primary deals is now approximately 30% for the CDOs that were previously classified as CRE CDOs. The four transactions include two CDOs of Mezzanine U.S. ABS insured in 2004 and 2005, with net par totaling $0.7 billion, one CDO of European ABS with net par of $0.3 billion and a secondary CDO of ABS with $15 million of net par as of 3/31/08. These transactions are not impaired.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing CDOs of ABS

($ in millions)			% Collateral that is CDO of ABS	Vintage of CDO of ABS				CDO of ABS - Ratings As of April 30, 2008
Year Insured(1)	Net Par Outstanding			2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS
2004	1,309		10%	10%	0%	0%	10%	6%	3%	1%	0%	0%	10%
2005	600		8%	7%	1%	0%	8%	2%	4%	1%	1%	0%	8%
2006(3)	3,250		11%	1%	10%	0%	11%	0%	2%	1%	2%	6%	11%
2007(3)(4)	10,828		10%	1%	6%	3%	10%	0%	1%	0%	1%	7%	10%

Sub-total	15,986

CDOs of Mezzanine U.S. ABS
2000	38		0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2002	899		8%	6%	2%	0%	8%	0%	0%	0%	3%	5%	8%
2003	903		1%	1%	0%	0%	1%	0%	0%	0%	0%	0%	1%
2004	885		3%	3%	0%	0%	3%	0%	0%	1%	1%	1%	3%
2005	362		2%	2%	0%	0%	2%	0%	0%	0%	1%	0%	2%
2007(3)	467		2%	1%	0%	1%	2%	0%	0%	0%	1%	1%	2%

Sub-total	3,554

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	213		0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	53		0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	1,632		14%	14%	0%	0%	14%	13%	1%	0%	0%	0%	14%
2005	1,430		18%	5%	12%	0%	18%	7%	2%	6%	1%	2%	18%
2006(3)	2,151		29%	2%	20%	7%	29%	1%	1%	3%	2%	22%	29%
2007(3)	3,150		18%	0%	4%	13%	18%	1%	2%	2%	5%	7%	18%

Sub-total	8,629

Total	28,170

	1,061		Multi-Sector CDOs European Mezzanine & Other Collateral (4 CDOs)(5)
	1,478		Multi-Sector CDOs insured in the Secondary Market prior to 2005 (36 CDOs) (5)

Grand Total	30,710	(6)

All figures represent MBIA’s insured net par outstanding as of March 31, 2008. Data was gathered from several third party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of April 30, 2008. Please note totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

As of 3/31/08, the Company recognized $1.0 billion of total credit impairment on nine deals insured during 2006 and 2007, with a total net par of $9.2 billion. Three transactions insured in 2006 (totaling $3.3 billion) have an impairment of $0.3 billion while six transactions insured in 2007 (totaling $5.9 billion), have an impairment of $0.7 billion.

(4)

The insured credit derivative contracts for two CDO transactions insured in 2007 were terminated during the second quarter of 2008 without any payment by MBIA; the two CDOs, with $0.8 billion of net par outstanding at 3/31/08, will be excluded from future quarterly reports.

(5)

The table does not provide collateral level detail on 40 CDOs totaling $2.5 billion of net par. Four deals, with $1.0 billion of net par, contain European Mezzanine ABS assets and other collateral, and were closed in 2004, 2005 and 2006. In addition, 36 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.5 billion of par and all were insured prior to 2005. In addition, all 36 deals were rated Triple-A at the time MBIA wrote insurance on them.

(6)

This table includes four transactions totaling $1.0 billion that were internally reclassified as of 3/31/08 due to the collateral composition at 3/31/08. Three primary CDOs were originally classified as CRE CDOs and one as a secondary Investment Grade Corporate CDO, but due to current collateral composition changes, they are now classified to be Multi-Sector CDOs. The CMBS collateral within the primary deals is now approximately 30% for the CDOs that were previously classified as CRE CDOs. The four transactions include two CDOs of Mezzanine U.S. ABS insured in 2004 and 2005, with net par totaling $0.7 billion, one CDO of European ABS with net par of $0.3 billion and a secondary CDO of ABS with $15 million of net par as of 3/31/08. These transactions are not impaired.

Since mid-2007, the Multi-Sector CDO portfolio experienced stress related to the U.S. subprime mortgage crisis. Impairment estimates were increased for the three CDOs for which the Company estimated impairment during the fourth quarter of 2007; in addition, impairments were estimated for a further six CDOs during the first quarter of 2008. As of March 31, 2008, MBIA estimated credit impairment in connection with nine Multi-Sector CDO transactions aggregating to $1.03 billion for which MBIA expects to incur actual claims in the future.

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

As of March 31, 2008, the majority of insurance protection provided by MBIA for its Investment Grade Corporate CDO exposure attached at a super senior level and the Company’s insured Investment Grade Corporate CDOs had not experienced any material credit deterioration. The Company’s net par exposure to Investment Grade Corporate CDOs represents 33% of the Company’s

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CDO exposure and approximately 6% of the Company’s total net par insured. The Company’s Investment Grade Corporate CDO exposure references pools of predominantly investment grade corporate credits; some of these pools may also include limited exposure to other asset classes, including structured finance securities (including RMBS and CDO collateral). Most of MBIA’s Investment Grade Corporate CDO policies guaranty coverage of losses on collateral assets once a deductible has been eroded, and are generally bespoke structures.

In addition, $14.9 billion net par of MBIA’s insured Investment Grade Corporate CDOs are typically structured to include buckets (30%—35% allocations) of references to Investment Grade Corporate CDO monotranches. In such transactions, MBIA’s insured Investment Grade Corporate CDOs includes, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The reference monotranches in such CDOs are typically rated double-A and each reference monotranche will typically be sized to approximately 3% of the overall reference risk pool. Deals with buckets for monotranche exposure are managed transactions. The inner referenced monotranches are themselves managed exposures (managed by the same manager as the MBIA insured investment grade corporate CDO), and are not subject to acceleration and other control right provisions vested with a senior investor.

Of the Company’s $43.0 billion net par Investment Grade CDO portfolio at March 31, 2008, the collateral composition, underlying credit ratings of the collateral that support the Subprime RMBS, Non-subprime RMBS, and CDOs of ABS exposures along with their vintage are presented in the following tables. The collateral level detail for each year insured was calculated using a weighted average of the net par written for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as overcollateralization and subordination) and reinsurance.

Investment Grade Corporate CDO Portfolio: Collateral Composition, Subordination, and Net Derivative Asset/Liability

($ in millions)	Net Par Outstanding	Collateral as % of Performing Pool Balance as of March 31, 2008
Year Insured(1)		Corp(5)	ABS	Subprime RMBS	Other RMBS	CDO(2)	Other	Total	Current Subordination Range Below MBIA(3)	Original Subordination Range Below MBIA(3)	Net Derivative Asset/(Liability) ($ in thousands) (4)
2003 and Prior	5,760	100%	0%	0%	0%	0%	0%	100%	8.3 - 25.0%	11.0-22.0%	(2,139)
2004(5)	5,903	88%	0%	8%	2%	2%	0%	100%	10.5 -15.0%	10.0 -15.0%	(255,880)
2005(5)	8,023	92%	0%	4%	2%	2%	0%	100%	12.5 -25.0%	12.5 -27.5%	(188,801)
2006(5)	8,860	90%	0%	5%	3%	2%	0%	100%	16.0 -38.8%	16.0 -40.0%	(249,025)
2007(5)	13,912	96%	0%	2%	2%	1%	0%	100%	15.0 -35.0%	15.0 -35.0%	(166,354)

Sub-total	42,458										(862,199)

	512	Investment Grade Corporate CDOs insured in the SecondaryMarket prior to 2003 (14 CDOs) (6)									—

Grand Total	42,970										(862,199)

Data was gathered from several third party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Please note totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	The CDO collateral composition contains CDO’s of ABS, Collateralized Loan Obligations (CLOs), and Collateralized Bond Obligations (CBOs).
(3)	The range represents the minimum and maximum subordination for deals written in that year.
(4)

This column represents the net derivative asset/(liability) primarily for CDS deals written in that year. Note that not all insurance contracts are considered derivatives. Please refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for the Company’s accounting treatment of derivatives (including CDS on CDOs).

(5)

The years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. Collateral contained in referenced Monotranche obligations are classified as Corporate Exposure as they are 100% corporate references.

(6)

The table does not provide collateral level detail on 14 Investment Grade CDOs totaling $0.5 billion of net par. These deals were insured prior to 2003. In addition, all 14 deals were rated Triple-A at the time MBIA wrote insurance on them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

($ in millions)			Vintage of Subprime RMBS				Subprime RMBS - Ratings As of April 30, 2008
Year Insured(1)	Net Par Outstanding	% Collateral that is Subprime	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	5,760	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,903	8%	6%	1%	1%	8%	0%	1%	4%	2%	1%	8%
2005(3)	8,023	4%	2%	1%	1%	4%	0%	1%	0%	1%	2%	4%
2006(3)	8,860	5%	1%	3%	1%	5%	0%	1%	0%	1%	2%	5%
2007(3)	13,912	2%	0%	1%	0%	2%	0%	0%	0%	0%	0%	2%

Sub-total	42,458

	512	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (14 CDOs) (4)

Grand Total	42,970

All figures represent MBIA’s insured net par outstanding as of March 31, 2008. Data was gathered from several third party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of April 30, 2008. Please note totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

These years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. Collateral contained in referenced Monotranche obligations are classified as Corporate Exposure as they are 100% corporate references.

(4)

The table does not provide collateral level detail on 14 Investment Grade CDOs totaling $0.5 billion of net par. These deals were insured prior to 2003. In addition, all 14 deals were rated Triple-A at the time MBIA wrote insurance on them.

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

($ in millions)			Vintage of Non Subprime RMBS				Non Subprime RMBS - Ratings As of April 30, 2008
Year Insured(1)	Net Par Outstanding	% Collateral that is Non Subprime	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	5,760	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,903	2%	1%	1%	0%	2%	1%	1%	0%	0%	0%	2%
2005(3)	8,023	2%	1%	1%	0%	2%	0%	1%	0%	1%	1%	2%
2006(3)	8,860	3%	1%	2%	0%	3%	1%	1%	0%	0%	1%	3%
2007(3)	13,912	2%	0%	1%	1%	2%	0%	1%	0%	0%	0%	2%

Sub-total	42,458

	512	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (14 CDOs) (4)

Grand Total	42,970

All figures represent MBIA’s insured net par outstanding as of March 31, 2008. Data was gathered from several third party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of April 30, 2008. Please note totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

The years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. Collateral contained in referenced Monotranche obligations are classified as Corporate Exposure as they are 100% corporate references.

(4)

The table does not provide collateral level detail on 14 Investment Grade CDOs totaling $0.5 billion of net par. These deals were insured prior to 2003. In addition, all 14 deals were rated Triple-A at the time MBIA wrote insurance on them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing CDOs of ABS

($ in millions)			Vintage of CDO of ABS				CDO of ABS - Ratings As of April 30, 2008
Year Insured(1)	Net Par Outstanding	% Collateral that is CDO of ABS	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	5,760	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,903	2%	1%	0%	0%	2%	1%	1%	0%	0%	0%	2%
2005(3)	8,023	1%	0%	0%	0%	1%	0%	0%	0%	0%	0%	1%
2006(3)	8,860	1%	0%	1%	0%	1%	0%	0%	0%	0%	0%	1%
2007(3)	13,912	1%	0%	0%	0%	1%	0%	0%	0%	0%	0%	1%

Sub-total	42,458

	512	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (14 CDOs) (4)

Grand Total	42,970

All figures represent MBIA’s insured net par outstanding as of March 31, 2008. Data was gathered from several third party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of April 30, 2008. Please note totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

These years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. Collateral contained in referenced Monotranche obligations are classified as Corporate Exposure as they are 100% corporate references.

(4)

The table does not provide collateral level detail on 14 Investment Grade CDOs totaling $0.5 billion of net par. These deals were insured prior to 2003. In addition, all 14 deals were rated Triple-A at the time MBIA wrote insurance on them.

High Yield Corporate CDOs

The High Yield Corporate CDO portfolio totaling $13.4 billion is largely comprised of low leverage middle market/special opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). The Company’s net par exposure to High Yield Corporate CDOs represents 10% of the Company’s CDO exposure and approximately 2% of the Company’s total net par insured as of March 31, 2008. The Company did not experience any material credit deterioration to this book during the quarter ended March 31, 2008. The High Yield Corporate CDO portfolio did not contain any Subprime RMBS, Non-subprime RMBS, and CDOs of ABS exposures.

The following table shows the collateral composition, original and current subordination for the High Yield Corporate CDOs, as well as the net derivative asset/(liability) for each year insured. The collateral level detail for each year insured was calculated using a weighted average of the net par written for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as overcollateralization and subordination) and reinsurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

High Yield Corporate CDOs: Collateral Composition, Subordination, and Net Derivative Asset/Liability

($ in millions)			Collateral as % of Performing Pool Balance as of March 31, 2008
Year Insured(1)	Net Par Outstanding		Corp	Current Subordination Range Below MBIA(2)		Original Subordination Range Below MBIA(2)	Net Derivative Asset/(Liability) ($ in thousands) (3)
1996	73		100%	0.0	%(4)	12.1%	—
1997	53		100%	0.0	%(4)	12.1%	—
1998	163		100%	0.0 -62.7	%(4)	14.7 -34.2%	—
1999	37		100%	12.7 -80.5%		19.8 -29.4%	—
2000	0		100%	0.0%		14.7%	—
2002	216		100%	16.5%		19.4%	—
2003	901		100%	17.5 -52.4%		24.2 -40.0%	(96)
2004	1,242		100%	26.1 -32.2%		22.0 -33.3%	—
2005	1,322		100%	17.6 -51.4%		21.8 -34.0%	—
2006	6,451		100%	10.0 -44.8%		10.0 -49.0%	(2,912)
2007	2,335		100%	30.1 -46.1%		31.0 -42.0%	(45)

Sub-total	12,792						(3,053)

	800		High Yield Corporate CDOs insured in the Secondary Market prior to 2004 (36 CDOs) (5)				—

Grand Total	13,592	(6)					(3,053)

Data was gathered from several third party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Please note totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	The range represents the minimum and maximum subordination for deals written in that year.
(3)

This column represents the net derivative asset/(liability) primarily for CDS deals written in that year. Note that not all insurance contracts are considered derivatives. Please refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for the Company’s accounting treatment of derivatives (including CDS on CDOs).

(4)	CDOs with zero subordination are currently being remediated and have reserves established against them.
(5)

The table does not provide collateral level detail on 36 High Yield CDOs totaling $0.8 billion of net par. These deals were insured prior to 2004. In addition, all 36 deals were rated Triple-A at the time MBIA wrote insurance on them.

(6)	The table includes Emerging Market CDOs totaling $0.2 billion of net par.

Structured CMBS Pools and CRE CDOs

The Structured CMBS Pools and CRE CDO portfolio is a diversified global portfolio of highly-rated structured transactions primarily supported by collateral from the commercial real estate sector. The Company did not experience any material credit deterioration to this book during the quarter ended March 31, 2008. This portfolio can be sub-divided into two distinct pools: Structured CMBS pools and CRE CDOs.

The Company’s exposure to Structured CMBS Pools totaling $32.4 billion represents 25% of the Company’s CDO exposure and approximately 5% of the Company’s total net par insured as of March 31, 2008. These transactions are pools of CMBS, REIT Debt and CRE CDOs that are structured with a first loss deductible sized to a Triple-A (or a multiple of Triple-A) level of credit protection before consideration is given to the wrap provided by the Company. The credit protection sizing is a function of the underlying collateral ratings and the structural attributes. MBIA’s guaranty policy for most structured CMBS pool transactions covers losses on collateral assets once a deductible has been eroded. The securities in the pool are either cash assets or (more typically) securities referenced synthetically. Each pool consists primarily of CMBS securities drawn from a range of different CMBS securitizations, which in turn are backed by a diverse pool of loans secured by commercial real estate properties. The Company’s Structured CMBS Pools are static, meaning that the collateral pool of securitizations cannot be changed.

The Company’s CRE CDO exposure comprised approximately 8% or $9.9 billion of the Company’s CDO exposure and 1% of the Company’s total insured net par as of March 31, 2008. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. The structures benefit from typical CDO structural protections such as cash diversion triggers, collateral quality tests and manager replacement provisions. MBIA guarantees timely interest & ultimate principal on these CDOs. As with the Company’s other CDOs, these transactions generally are structured with Triple-A, or a multiple of Triple-A credit support protection below the Company’s guarantee.

The following table shows the collateral composition, original and current subordination for Structured CMBS Pools and CRE CDOs, as well as the net derivative asset/(liability) for each year insured. The collateral level detail for each year insured was calculated using a weighted average of the net par written for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as overcollateralization and subordination) and reinsurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Structured CMBS Pools and CRE CDOs: Collateral Composition, Subordination, and Net Derivative Asset/Liability

($ in millions)		Collateral as % of Performing Pool Balance as of March 31, 2008
Year Insured(1)	Net Par Outstanding	Cusip CMBS	Whole Loans	REIT Debt	CRE CDO	Subprime RMBS	Other RMBS	ABS	Other	Total	Current Subordination Range Below MBIA(2)	Original Subordination Range Below MBIA(2)	Net Derivative Asset/ (Liability) ($ in thousands) (3)
CRE CDOs
2004	408	61%	1%	17%	0%	15%	3%	0%	3%	100%	21.6 -22.8%	22.0 -22.4%	—
2005	1,544	53%	0%	6%	9%	19%	6%	6%	1%	100%	19.4 -36.5%	18.0 -36.0%	(133,375)
2006	3,416	40%	46%	7%	7%	0%	1%	0%	0%	100%	24.0 -60.2%	24.0 -55.0%	(175,840)
2007	4,494	58%	21%	12%	6%	4%	0%	0%	0%	100%	22.0 -53.7%	20.0 -60.0%	(269,906)

Sub-total	9,862												(579,121)

Structured CMBS Pools
2004	164	62%	0%	37%	1%	0%	0%	0%	0%	100%	28.1%	26.0%	—
2005	2,075	100%	0%	0%	0%	0%	0%	0%	0%	100%	8.0%	8.0%	(2,804)
2006	7,011	88%	0%	0%	12%	0%	0%	0%	0%	100%	10.0 -70.0%	10.0 -70.0%	(360,535)
2007	22,898	98%	0%	0%	2%	0%	0%	0%	0%	100%	5.0 -82.2%	5.0 -82.3%	(843,190)

Sub-total	32,149												(1,206,529)

Total	42,011												(1,785,649)

	321	Structured CMBS Pools insured in the Secondary Market prior to 2005 (7 CDOs) (4)											—

Grand total	42,332												(1,785,649)

Data was gathered from several third party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Please note totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	The range represents the minimum and maximum subordination for deals written in that year.
(3)

This column represents the net derivative asset/(liability) primarily for CDS deals written in that year. Note that not all insurance contracts are considered derivatives. Please refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for the Company’s accounting treatment of derivatives (including CDS on CDOs).

(4)

The table does not provide collateral level detail on seven Structured CMBS pools totaling $0.3 billion of net par executed in the secondary market. These deals were insured prior to 2005. In addition, all seven deals were rated Triple-A at the time MBIA wrote insurance.

The Company’s $42.3 billion net par Structured CMBS Pools and CRE CDO portfolio at March 31, 2008 did not contain any CDOs of ABS exposures, and the Structured CMBS Pools did not contain any Subprime and Non-subprime RMBS exposures. The underlying credit ratings of the collateral that support the Subprime RMBS, Non-subprime RMBS exposures along with their vintage are presented for the CRE CDO portfolio in the following tables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRE CDOs: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

($ in millions)			Vintage of Subprime RMBS				Breakdown of Subprime RMBS
Year Insured(1)	Net Par Outstanding	% Subprime collateral	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CRE CDOs
2004	408	15%	15%	0%	0%	15%	0%	2%	5%	9%	0%	15%
2005	1,544	19%	13%	4%	2%	19%	0%	0%	3%	14%	2%	19%
2006	3,416	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2007	4,494	4%	2%	1%	1%	4%	0%	0%	1%	0%	3%	4%

Sub-total	9,862

	32,149	Structured CMBS Pools

Total	42,011

	321	Structured CMBS Pools insured in the Secondary Market prior to 2005(7 CDOs) (3)

Grand total	42,332

All figures represent MBIA’s insured net par outstanding as of March 31, 2008. Data was gathered from several third party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of April 30, 2008. Please note totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

The table does not provide collateral level detail on seven Structured CMBS pools totaling $0.3 billion of net par executed in the secondary market. These deals were insured prior to 2005. In addition, all seven deals were rated Triple-A at the time MBIA wrote insurance.

CRE CDOs: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

($ in millions)			Vintage of Non Subprime RMBS				Breakdown of Non Subprime RMBS
Year Insured(1)	Net Par Outstanding	% Non Subprime collateral	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CRE CDOs
2004	408	3%	2%	0%	1%	3%	2%	0%	0%	1%	0%	3%
2005	1,544	6%	3%	2%	0%	6%	0%	0%	1%	5%	0%	6%
2006	3,416	1%	0%	1%	0%	1%	0%	0%	0%	0%	1%	1%
2007	4,494	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

Sub-total	9,862

	32,149	Structured CMBS Pools

Total	42,011

	321	Structured CMBS Pools insured in the Secondary Market prior to 2005 (7 CDOs) (3)

Grand total	42,332

All figures represent MBIA’s insured net par outstanding as of March 31, 2008. Data was gathered from several third party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of April 30, 2008. Please note totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

The table does not provide collateral level detail on seven Structured CMBS pools totaling $0.3 billion of net par executed in the secondary market. These deals were insured prior to 2005. In addition, all seven deals were rated Triple-A at the time MBIA wrote insurance.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the consolidated investment management services’ results and assets under management for the three months ended March 31, 2008 and 2007. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations. Beginning with the first quarter of 2008, net interest income and expense and net realized gains and losses related to non-hedging derivative instruments are no longer reported within “Net investment income,” “Interest expense,” and “Net realized gains (losses),” respectively, but are instead reported within “Net gains (losses) on financial instruments at fair value and foreign exchange.” These reclassifications were made in order to report derivative results consistent with presentations commonly used throughout the financial services industry. Included in the following first quarter of 2007 results is a $7 million net expense reclassification from net investment income, a $1 million expense reclassification from interest expense and a $2 million net loss reclassification from net realized gains (losses), resulting in a $10 million increase to previously reported net losses on financial instruments at fair value and foreign exchange. These reclassifications had no impact on pre-tax income.

	1st Quarter		Percent Change
In millions	2008	2007	2008 vs. 2007
Net investment income	$350	$358	(2)%
Fees and reimbursements	11	13	(16)%
Net realized gains (losses)	(186)	12	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	60	(27)	n/m

Total revenues	235	356	(34)%

Interest expense	310	314	(1)%
Operating expenses	17	25	(34)%

Total expenses	327	339	(3)%

Pre-tax income (loss)	$(92)	$17	n/m

Ending assets under management	$63,445	$63,280	0.3%

n/m-Percentage change not meaningful.

In the first quarter of 2008, investment management services’ revenues of $235 million decreased 34% compared with the first quarter of 2007. Excluding net realized gains and losses from investment securities and net gains and losses on financial instruments at fair value and foreign exchange, revenues of $361 million in the first quarter of 2008 decreased 3% compared with the same period in 2007. This decrease was due to deal amortization, partially offset by new business activity, within the asset/liability products segment. Advisory services segment’s revenues were unfavorable compared with 2007 due to reimbursed expenses recorded in the first quarter of 2007 related to the Hudson-Thames structured investment vehicle partially offset by growth in municipal investment pool balances and Customized Asset Management. Total investment management services’ expenses in the first quarter of 2008 were $327 million, down 3% compared with 2007 due to interest expense benefits of $14 million associated with repurchases of medium-term notes at a discount, partially offset by expenses in connection with new business activity in 2008, and compensation-related accrual reversals.

Net realized losses from investment securities in the investment management services operations were $186 million in the first quarter of 2008 compared with net realized gains of $12 million in the first quarter of 2007. In the first quarter of 2008, other-than-temporary impairments resulted in realized losses totaling $224 million primarily resulting from uninsured asset-backed investments, partially offset by net realized gains of $38 million generated from the ongoing management of the investment portfolios. An other-than-temporary impairment requires that a security be recorded at current fair value and the difference between amortized cost and current fair value be reflected as a realized loss. In the case of securities deemed other than temporarily impaired in the first quarter of 2008, we believe the expected principal recovery of the securities written down is considerably higher than current fair value due to extremely stressed current market conditions which have negatively affected the prices of fixed income securities in general. Therefore, we expect that, over time, we will realize a greater value from these securities than is reflected by their current fair value.

Net gains on financial instruments at fair value and foreign exchange from the investment management services operations in the first quarter of 2008 were $60 million compared with net losses of $27 million in the first quarter of 2007. The net gains in 2008 were primarily generated from gains on total return swaps used to hedge certain cash bond positions for which the Company did not receive hedge accounting treatment under SFAS 133 and gains on certain hybrid financial instruments, partially offset by unfavorable foreign exchange on the re-measurement of euro denominated liabilities against British pound sterling.

As of March 31, 2008, ending assets under management of $63.4 billion were slightly higher than ending asset under management of $63.3 billion as of December 31, 2007. Increases in our investment portfolios from capital raising initiatives and growth in the advisory services segment were offset by declines in the asset/liability products and conduit segments. Conduit ending assets included in assets under management at March 31, 2008 totaled $3.4 billion compared with $4.2 billion at December 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following provides a summary of each of the investment management services’ businesses by segment. See “Note 7: Business Segments” in the Notes to Consolidated Financial Statements for a tabular presentation of the results of the investment management services’ segments.

Asset/liability products’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, totaled $22 million in the first quarter of 2008, down 13% compared with the first quarter of 2007. At March 31, 2008, principal and accrued interest outstanding on investment agreement and medium-term note obligations and securities sold under agreements to repurchase totaled $25.3 billion compared with $26.7 billion at December 31, 2007. Cash and investments supporting these agreements had market values plus accrued interest of $23.7 billion and $25.9 billion at March 31, 2008 and December 31, 2007, respectively. These assets comprise high quality securities with an average credit quality rating of double-A. The fair values of assets have fallen relative to the balance of liabilities due to the widening of credit spreads, while the liabilities are not carried at fair value.

Advisory services’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, totaled $9 million in the first quarter of 2008, up $5 million from the first quarter of 2007. Third-party ending assets under management were $22.7 billion and $22.1 billion at March 31, 2008 and December 31, 2007, respectively. The market values of assets related to our insurance and corporate investment portfolios managed by the investment management services operations as of March 31, 2007 were $13.4 billion, up 25% from $10.7 billion as of December 31, 2007 primarily due to proceeds from our capital raising initiatives in January and February 2008.

Conduit program pre-tax income, excluding gains and losses on financial instruments at fair value and foreign exchange, totaled $3 million in the first quarter of 2008 compared with $4 million in the first quarter of 2007. Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits. As such, we have eliminated intercompany transactions with our conduits from our consolidated balance sheet and statement of operations. After the elimination of such intercompany assets and liabilities, conduit investments totaled $3.5 billion and conduit debt obligations totaled $3.4 billion as of March 31, 2008. The effect of the elimination on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments, representing investments in conduit medium-term notes by other MBIA subsidiaries, with a corresponding reduction of conduit medium-term notes.

Corporate Operations

The corporate operations primarily consist of holding company activities. The following table summarizes the consolidated corporate operation’s results for the three months ended March 31, 2008 and 2007. The results include revenues and expenses from transactions with the Company’s insurance and investment management services operations.

	1st Quarter		Percent Change
In millions	2008	2007	2008 vs. 2007
Net investment income	$7	$6	19%
Net realized gains (losses)	(1)	1	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(43)	0	n/m
Insurance recoveries	—	3	n/m

Total revenues	(37)	10	(450)%

Operating	7	9	15%
Interest expense	20	20	0%

Total expenses	27	29	(5)%

Pre-tax loss	$(64)	$(18)	(252)%

n/m—Percentage change not meaningful.

In the first quarter of 2008, net investment income in the corporate operations increased 19% to $7.2 million from $6.0 million in the first quarter of 2007. The increase was primarily due to growth in invested assets driven by $1.1 billion of proceeds from the Company’s public offering of MBIA Inc. common stock in February 2008. Net realized losses from investment securities in the corporate operations were $0.6 million in the first quarter of 2008 compared with net realized gains of $0.9 million in the first quarter of 2007 and were generated from the ongoing management of the investment portfolios.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the first quarter of 2008, the corporate operations recorded a mark-to-market loss totaling $45 million related to the warrants issued to Warburg Pincus, which is included in net gains (losses) on financial instruments at fair value and foreign exchange. The warrants are recorded on the Company’s balance sheet at fair value and changes in the fair value of the warrants are recorded within current earnings.

In the first quarter of 2007, the corporate operations recorded insurance recoveries of $3.4 million, which represented recoveries received on the Company’s directors’ and officers’ insurance policy. These insurance recoveries reimbursed the Company for a portion of the expenses incurred by the Company in connection with the regulatory investigations and the related private securities and derivative litigations. No additional recoveries were received in the first quarter of 2008. However, the Company is pursuing additional recoveries under its directors’ and officers’ insurance policy and has filed a lawsuit against two of its insurance carriers seeking additional recoveries.

Corporate expenses were $7 million in the first quarter of 2008 compared with $9 million in the first quarter of 2007. The decrease in corporate expenses was primarily due to a decrease in legal costs associated with regulatory investigations partially offset by an increase in interest expense on inter-segment balances and costs associated with the warrants issued to Warburg Pincus.

The corporate operations incurred interest expense of $20 million in the first quarter of 2008 and 2007. Corporate interest expense is primarily generated from debt issued by MBIA Inc.

Taxes

MBIA’s tax policy is to optimize after-tax income by maintaining the appropriate mix of taxable and tax-exempt investments. The effective tax rate was a benefit of 35.0% in the first quarter of 2008 compared with a provision of 28.3% for the first quarter of 2007.

The Company’s effective tax rate for the quarter was primarily a result of the mark-to-market net losses recorded on the Company’s derivatives portfolio. The Company has calculated its year-to-date effective tax rate by treating these mark-to-market net losses as a discrete item. As such, the tax benefit of these net losses, calculated at the statutory tax rate of 35%, is an adjustment to the annual effective tax rate that the Company has estimated for all other pre-tax income. Given its inability to estimate the mark-to-market losses for the full year 2008, which directly affects the Company’s ability to estimate pre-tax loss and the related effective tax rate for the full year of 2008, the Company believes that it is appropriate to treat the mark-to-market net losses as a discrete item for purposes of calculating the effective tax rate for the quarter. Further changes in the fair value of the Company’s derivative portfolio during 2008 will impact the Company’s annual effective tax rate.

As a result of the cumulative mark-to-market losses of $6.9 billion, primarily related to the insured credit derivatives, the Company established a deferred tax asset of $2.4 billion, which is included in the Company’s total deferred tax asset of $2.9 billion as of March 31, 2008. We believe that it is more likely than not that our total $2.9 billion in deferred tax assets will be realized. As such, no valuation allowance was established. In its conclusion, the Company considered the following factors:

•

Due to the long-tail nature of the financial guarantee business, it is important to note that the Company, even without regard to any new business, will have a steady stream of scheduled premium earnings with respect to the existing insured portfolio. The Company’s announcement of a six-month suspension in writing new structured finance transactions and a complete exit from the insurance of credit derivatives would not have an impact on the expected earnings related to the existing insured portfolio (i.e. the “back-book” business). The Company performed a taxable income projection in a hypothetical extraordinary loss/impairment scenario and concluded that premium earnings, even without regard to any new business, combined with taxable investment income, less deductible expenses, will be sufficient to recover the deferred tax assets of $2.9 billion.

•

The Company’s decision to eliminate the current dividend and raise $2.6 billion in additional capital in January and February of 2008 is not a result of lack of liquidity in terms of working capital but rather for ratings agencies’ additional capital requirement in order to preserve the Company’s triple-A rating. The Company has approximately $41.8 billion in investments at March 31, 2008.

•

The Company historically has not had any unused tax benefits that have expired (i.e. net operating loss or capital loss carryforwards). The deferred tax asset related to the mark-to-market loss stems largely from the widening of the credit spreads related to the insured credit derivative contracts. The Company believes that the recorded deferred tax asset will be realized as the Company expects the recorded mark-to-market adjustment to reverse at maturity with the exception of credit impairments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources to sustain its triple-A claims-paying ratings. Capital resources are defined by the Company as total shareholders’ equity, long-term debt issued for general corporate purposes and various soft capital credit facilities. At March 31, 2008, total shareholders’ equity was $2.1 billion and total long-term debt was $2.2 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital (shareholders’ equity plus long-term debt). The following table presents the Company’s long-term debt and the ratio used to measure it:

	March 31, 2008	December 31, 2007
Long-term debt (in millions)	$2,247	$1,225
Long-term debt to total capital	52%	25%

Long-term debt includes debt issued by MBIA Inc. for general corporate purposes and surplus notes issued by MBIA Corp. The increase in the long-term debt to capital ratio reflects the large net losses recorded in the first quarter of 2008 on our insured credit derivatives exposure, which resulted in a substantial decline in shareholders’ equity. These losses more than offset the effect of our capital raising initiatives completed in January and February 2008.

Capital Strengthening Plan

In the fourth quarter of 2007, deterioration in the RMBS and CDO sectors resulted in the major rating agencies reassessing the capital adequacy ratios of financial guarantors to reflect deterioration in the expected performance of transactions within the financial guarantors’ insured portfolios. To enable the Company to maintain appropriate claims-paying resources in order to sustain the triple-A financial strength ratings assigned to MBIA Corp., a comprehensive capital strengthening plan was announced on January 9, 2008. Each of the components of the capital strengthening plan and developments to date are discussed below.

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

Under the Warburg Pincus Agreement, Warburg Pincus made an initial investment of $500 million in MBIA through the acquisition of 16.1 million shares of MBIA common stock at a price of $31.00 per share, which was completed on January 30, 2008. In connection with its initial investment, Warburg Pincus received warrants to purchase 8.7 million shares of MBIA common stock at a price of $40 per share and “B” warrants, which, upon obtaining certain approvals, became exercisable to purchase 7.4 million shares of common stock at a price of $40 per share. The term of the warrants is seven years. In addition, the securities purchased by Warburg Pincus are subject to significant transfer restrictions for a minimum of one year and up to three years. The Company’s senior management team originally committed to invest a total of $2 million in the Company’s common stock at the same price as Warburg Pincus which commitment was later adjusted downward. Since that time, the current senior management team has satisfied their purchase commitment. The majority of the net proceeds received under Warburg Pincus’ initial investment were contributed to the surplus of MBIA Corp. to support its business plan.

On February 6, 2008, the Company and Warburg Pincus amended the Warburg Pincus Agreement to provide that Warburg Pincus would backstop a common stock offering by agreeing to purchase up to $750 million of convertible participating preferred stock. Warburg Pincus was also granted the option to purchase up to $300 million of preferred stock prior to the closing of a common stock offering or February 15, 2008. Finally, Warburg Pincus was granted “B2” warrants which, upon obtaining certain approvals, became exercisable to purchase between 4 million and 8 million shares of MBIA common stock, whether or not the common stock offering was completed.

On February 13, 2008, the Company completed a public offering of 94.65 million shares of MBIA common stock at $12.15 per share. Warburg Pincus informed the Company that it purchased $300 million in common stock as part of the offering. The Company did not use the $750 million Warburg Pincus backstop. In addition, Warburg Pincus did not exercise its right to purchase up to $300 million in preferred stock. Pursuant to the amended Warburg Pincus Agreement, Warburg Pincus was granted 4 million of “B2” warrants at a price of $16.20 per share. In addition, under anti-dilution provisions in the Warburg Pincus Agreement, the terms of the warrants issued to Warburg Pincus on January 30, 2008 were amended, which resulted in (a) the 8.7 million of warrants exercisable at $40 per share were revised to 11.5 million warrants exercisable at $30.25 per share and (b) the 7.4 million of “B” warrants exercisable at $40 per share were revised to 9.8 million “B” warrants exercisable at $30.25 per share. The Company intends to use most of the net proceeds of the common stock offering to support its insurance operations as discussed in the following “Liquidity” section.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Net Release of Capital Supporting Amortizing and Maturing Transactions

Capital generation from the maturing of existing transactions and a decrease in the number of new transactions consummated, combined with the reduction in the quarterly dividend, has reduced our Moody’s and S&P capital requirements by a range of approximately $400 million to $500 million, depending on the rating agency, in the first quarter of 2008.

Reduction in Quarterly Dividend

On January 9, 2008, the Company announced an anticipated reduction in its quarterly shareholder dividends. On February 25, 2008, the Company’s Board of Directors approved the elimination of MBIA Inc. shareholder dividends. The elimination of MBIA Inc. shareholder dividends is expected to preserve approximately $174 million of capital on an annualized basis.

Reinsurance

The Company is exploring the purchase of reinsurance and various other risk reduction transactions covering a diversified portion of MBIA’s portfolio. These transactions, if executed, would significantly reduce our rating agency capital requirements.

Share Repurchases

On February 1, 2007, our Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. As of March 31, 2008, we had repurchased 10 million shares under the program at an average price of $66.30 per share. The Company’s ability to repurchase common stock is largely dependent on the amount of dividends paid by MBIA Corp. to MBIA Inc. Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to maintain the triple-A claims-paying ratings of MBIA Corp. and support the growth of MBIA’s businesses.

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

During the first quarter of 2008, we did not purchase any common stock in the open market as part of the authorized $1 billion share repurchase program, leaving $340 million available for future purchases.

Soft Capital

The Company has available various facilities, such as lines of credit and equity-based facilities, which further support our claims-paying resources. In aggregate, we believe our claims-paying resources are more than adequate to support our business risks. At March 31, 2008, MBIA Corp. maintained a $450 million limited recourse standby line of credit facility with a group of major banks to provide funds for the payment of claims in excess of the greater of $500 million of cumulative claims, net of recoveries, or 5% of average annual debt service with respect to U.S. public finance transactions. The agreement is for a ten-year term, which expires in March 2015.

MBIA Corp. has access to $400 million through the CPCT facility issued by eight trusts (the “Trusts”), which were created for the primary purpose of issuing CPCT securities and investing the proceeds in high-quality commercial paper or short-term U.S. Government obligations. The CPCT securities are remarketed every 28 days with the interest rate set by means of an auction and with two trusts remarketing each week. In the event that there are insufficient bids at any auction to remarket all of the CPCT securities of any trust, the rate is reset for the next 28 days at the maximum prescribed rate with the investors of the CPCT securities continuing to hold them until the next auction in which sufficient bids are received. The maximum prescribed rate is 30-day LIBOR plus 150 basis points if MBIA Corp. maintains a financial strength rating from S&P and Moody’s at or above AA- and Aa3, respectively, or 30-day LIBOR plus 200 basis points if MBIA Corp.’s financial strength rating falls below either AA- or Aa3. Due to the decline in the demand for short-term structured securities during the last several quarters, all CPCT securities were unable to be remarketed at their most recent remarketing date, resulting in the current investors of the CPCT securities receiving the maximum prescribed interest rate from August 14, 2007 through March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MBIA Corp. has a put option to sell to the Trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the Trusts will transfer the proceeds to MBIA Corp. in exchange for the preferred stock that will be held by the Trusts. The Trusts are vehicles for providing MBIA Corp. the opportunity to access new capital at its sole discretion through the exercise of the put options. As of December 31, 2007, the Trusts were rated AA and Aa2 by S&P and Moody’s, respectively. However, in January 2008 the trusts were downgraded by S&P and Moody’s to AA- and Aa3, respectively. To date, MBIA Corp. has not exercised its put options under any of these arrangements. We continue to receive 100% capital credit for this facility. However, we anticipate incurring additional expenses of $1.5 million per quarter to maintain this facility if the CPCT securities continue to incur interest at the maximum prescribed rate compared with expenses incurred in prior quarters.

Shelf Registration

From time to time, MBIA accesses the capital markets to support the growth of its businesses. As such, we filed a registration statement on Form S-3ASR with the SEC in June 2007 for an indeterminate amount which replaced and canceled remaining balances on all prior shelf registration statements filed with the SEC. This shelf registration permits us to issue various debt and equity securities described in the prospectus filed as part of the registration statement. In February 2008, we filed amendments to our Form S-3ASR to allow the issuance of $1.15 billion of common stock as part of our capital strengthening plan.

LIQUIDITY

Cash needs at the parent holding company level are primarily for dividends to its shareholders, interest payments on its debt and operating expenses. Sources of cash at the parent company level primarily consist of dividend payments from MBIA Corp. and the earnings of MBIA Asset Management and dividends from its subsidiaries, investment income and the issuance of debt. Additionally, the parent company maintains excess cash and investments to ensure it is able to meet its ongoing short-term and long-term cash requirements. As of March 31, 2008, the parent company had $1.4 billion of cash and investments available for general corporate liquidity purposes. The parent company also has access to a $500 million revolving credit facility, as described below, which may be used for general corporate purposes. The parent company’s annual cash needs forecasted from April 1, 2008 to March 31, 2009 are approximately $115 million. After consultation with the NYSID, MBIA Inc. has decided to contribute $900 million of the proceeds of the February 13, 2008 public offering to its insurance subsidiaries, consistent with our previously announced capital strengthening plan to maintain our triple-A ratings and support our existing and future policyholders, in the next ten to thirty days.

Cash needs in our insurance operations are primarily for the payment of insurance claims, operating expenses, dividends to MBIA Inc. and, beginning in 2008, interest on surplus notes. As of March 31, 2008, MBIA Corp. had cash and available-for-sale investments of $12.3 billion and access to a total of $850 million through its standby line of credit facility and its CPCT facility.

The Company has significant liquidity requirements within the asset/liability products segment of its investment management services operations. The asset/liability products segment has issued diversified funding liabilities over various products, maturities and markets. Included in these liabilities are investment agreements in which counterparties have the ability to withdraw monies on dates other than those specified in the related draw-down schedules in accordance with permitted uses of funds. Proceeds from the issuance of funding liabilities are invested in high quality, diversified assets that produce an acceptable spread return. The weighted average life and the duration of the asset portfolio are closely matched to the liability portfolio.

Cash needs in the asset/liability products segment are primarily for principal and interest payments on funding liabilities and payment of operating expenses. Sources of cash include scheduled maturities of high quality assets, net investment income and dedicated capital held within the investment management services operations and, if needed, assets which can be sold or used in secured repurchase agreement borrowings. As of March 31, 2008, the asset/liability products segment had cash and investments of $23.5 billion. We believe that the segment’s liquidity resources, in the ordinary course of business, are adequate to meet its needs.

A number of liquidity tests are performed to ensure that current liquidity resources in the asset/liability products segment are well in excess of expected needs in the short-term and long-term, without relying on new liability issuance. Additionally, liquidity risk is mitigated by (i) provisions in the investment agreements which do not allow discretionary withdrawals and limit an issuer’s withdrawal of funds to specific uses outlined in the agreements, and (ii) risk management procedures that require the regular re-evaluation and re-projection of draw-down schedules and the rebalancing of asset cash flows as needed to meet these draw-downs. Investments are restricted to fixed-income securities with an average credit quality rating of double-A and a minimum credit quality rating of investment grade at the time of purchase.

Investment agreements issued by our asset/liability products segment generally provide for collateral posting or termination in the event of a downgrade of MBIA Corp.’s credit ratings. The maximum collateral posting would occur at a single-A financial strength rating by Moody’s or S&P, and the maximum terminations would occur at a triple-B financial strength rating by Moody’s or S&P. Based on the asset portfolio as of March 31, 2008, the maximum collateral posting requirement at a single-A financial strength rating would be $12.7 billion and free collateral at a triple-B financial strength rating would be $9.2 billion. As of March 31, 2008, the Company’s collateral posting requirement totaled $8.25 billion and free collateral totaled $16.8 billion based on MBIA Corp.’s current financial strength ratings. We believe that the liquidity position of the asset/liability products segment is adequate to meet these requirements related to investment agreements under stress scenarios.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Cash Flows

The consolidated liquidity and operating cash requirements of the Company are met by cash flows generated from operations, which were more than adequate to meet cash needs in the three months ended March 31, 2008. Our operating cash flows totaled $257 million for the three months ended March 31, 2008 compared with $142 million for the three months ended March 31, 2007. The majority of net cash provided by operating activities is typically generated from premium writings and investment income in our insurance operations. However, in the first quarter of 2008 we received a $178 million refund of income taxes paid in prior years, which was partially offset by claim payments made on our insurance policies.

During 2008, we currently expect that we will be required to make total loss payments, before reinsurance, of between $700 million and $800 million, of which approximately 75% relates to insured credits in the RMBS and home equity sectors. In addition, we currently estimate that the Surplus Notes will require interest payments totaling $70 million for 2008. However, we anticipate that the estimated cash flow from operations in 2008 in conjunction with our current capital resources, inclusive of the capital strengthening actions taken through February 2008, will be sufficient to meet our estimated liquidity and operating cash requirements in 2008 and the foreseeable future.

MBIA Corp.’s net cash flow from operating activities for the first three months of 2008 was $304 million and was primarily generated from premium writings, investment income and tax refunds. MBIA Corp’s net cash flow from operating activities for the full year of 2007 was $977 million.

Investing Cash Flows

For the three months ended March 31, 2008, net cash used by investing activities was $468 million compared with $1.3 billion during the comparable period in 2007. The decrease was primarily due to redemptions of held-to-maturity investments and a decline in purchases of available-for-sale investments within our investment management services operations, partially offset by purchases of investments as we invested the proceeds of our capital issuance and surplus notes transactions.

Financing Cash Flows

For the three months ended March 31, 2008, net cash provided by financing activities was $237 million compared with $1.1 billion during the comparable period in 2007. The decrease was primarily due to an increase in principal repayments of medium-term notes within our investment management services operations, partially offset by proceeds received from our capital issuance and surplus notes transactions.

Subsidiary Dividends

Under New York State insurance law, without prior approval of the Superintendent of the NYSID, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. The payment of regular dividends in any 12-month period are limited to the lesser of (i) 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements and (ii) 100% of adjusted net investment income. For the three months ended March 31, 2008, MBIA Corp. did not declare or pay any dividends to MBIA Inc. Dividends from MBIA Corp. are used primarily for general liquidity and other corporate purposes. The level of excess capital relative to the rating agencies’ requirements has declined in recent months as the ratings agencies increased their estimates of required capital due to the ongoing deterioration in the mortgage-backed securities and CDO markets. The amount of dividends paid by MBIA Corp. to MBIA Inc. may be influenced by changes in rating agency capital requirements for MBIA Corp.

Credit Facilities

At March 31, 2008, MBIA maintained a revolving credit facility totaling $500 million with a group of highly rated global banks. The facility contains certain covenants including, among others, that the consolidated net worth of MBIA Inc. and MBIA Corp. (which is defined to include our surplus notes as an equity item) will not fall below $2.8 billion and that the ratio of consolidated debt to equity for MBIA Inc. and MBIA Corp. will not exceed 30%, at any time. In January 2008, the Company amended the current credit facility to treat the Surplus Notes as equity in the net worth and leverage calculations. This facility does not include any credit rating triggers or any provisions that could require the posting of collateral. The Company was in compliance with all of the revolving credit facility covenants as of March 31, 2008. We are currently in discussions with several of the banks to amend the definition of consolidated net worth to exclude certain unrealized gains and losses. During 2008, there were no balances outstanding under the facility.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

respectively. These liquidity facilities are designed to allow Triple-A One to repay investors in the event of a market disruption in which Triple-A One is unable to issue new commercial paper to replace maturing commercial paper. The financial guarantee policies issued by MBIA Corp. to insure the assets of Triple-A One cannot be accelerated to repay maturing commercial paper or borrowings under liquidity facilities and only guarantee ultimate payments over time relating to the assets. Through January 2008, no borrowings were made under any of Triple-A One’s liquidity facilities. In February, April and May 2008, Triple-A One borrowed under its liquidity facilities to repay maturing commercial paper. As of May 8, 2008, Triple-A One had $39 million of borrowings outstanding under its liquidity facilities. Outstanding balances are expected to be repaid using proceeds from the issuance of new commercial paper.

Investments

The available-for-sale investment portfolio provides a high degree of liquidity, since it comprises readily marketable high-quality fixed-income securities and short-term investments. As of March 31, 2008 and December 31, 2007, the fair value of the consolidated available-for-sale investment portfolio was $37.2 billion and $37.0 billion, respectively, as presented in the following table:

	March 31,	December 31,	Percent Change
In millions	2008	2007	2008 vs. 2007
Available-for-sale investments:
Insurance operations:
Amortized cost	$11,971	$10,067	19%
Unrealized net gain (loss)	165	250	(34)%

Fair value	$12,136	$10,317	18%

Investment management services operations:
Amortized cost	$25,439	$27,221	(7)%
Unrealized net gain (loss)	(1,765)	(910)	94%

Fair value	$23,674	$26,311	(10)%

Corporate operations:
Amortized cost	$1,423	$380	275%
Unrealized net gain (loss)	6	4	41%

Fair value	$1,429	$384	272%

Total available-for-sale portfolio:
Amortized cost	$38,833	$37,668	3%
Unrealized net gain (loss)	(1,594)	(656)	143%

Fair value	$37,239	$37,012	1%

The increase in the amortized cost of the insurance operations’ available-for-sale investments as of March 31, 2008 compared with December 31, 2007 was the result of proceeds from the issuance of the surplus notes, proceeds from the sale of MBIA Inc. common stock to Warburg Pincus contributed to the insurance operations, and positive cash flows from operations. The decrease in the amortized cost of available-for-sale investments in the investment management services operations principally resulted from the maturity of investments to repay investment agreement and medium-term note obligations within the asset/liability products segment, as well as the other-than-temporary impairment of certain securities. Corporate investments increased as of March 31, 2008 compared with December 31, 2007 as a result of proceeds from MBIA Inc.’s common stock offering.

The fair value of the Company’s investments is based on prices which include quoted prices in active markets and prices based on market-based inputs that are either directly or indirectly observable, as well as prices from dealers in relevant markets. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates and general market credit spreads occurring after a fixed-income security is purchased, although other factors influence fair value, including specific credit-related changes, supply and demand forces and other market factors. When the Company holds an available-for-sale investment to maturity, any unrealized gain or loss currently recorded in accumulated other comprehensive income (loss) in the shareholders’ equity section of the balance sheet will be reversed. As a result, the Company expects to realize a value substantially equal to amortized cost. However, when investments are sold prior to maturity, the Company will realize any gain or loss in net income. The Conduit portfolios are considered held-to-maturity, as the Company has the ability and intent to hold these investments to their contractual maturity. Therefore, these portfolios are reported on the Company’s consolidated balance sheet at amortized cost and are not adjusted to reflect unrealized changes in fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments for which the Company has recorded unrealized losses are tested quarterly for other-than-temporary impairment. For each security that meets the threshold of either 20% impaired at the time of review or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period, a further analysis of the security is performed to assess if the impairment is other-than-temporary. See “Note 2: Significant Accounting Policies” in the notes to consolidated financial statements included in MBIA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for additional information on our policy for assessing other-than-temporary impairments. As of March 31, 2008, the Company had a pre-tax unrealized net loss of $1.8 billion related to its investment management services operations’ available-for-sale investment portfolio, which primarily resulted from changes in the market value of asset-backed securities due to significant widening of market credit spreads. Included in the unrealized pre-tax net loss of $1.8 billion were unrealized net losses totaling $1.2 billion within the asset-backed sector, primarily consisting of CDO, RMBS, auto loan and credit card investments. The Company’s investment management services operations has entered into total return swaps that economically hedge changes in the value of certain asset-backed investments. As of March 31, 2008, cumulative pre-tax gains on these total return swaps were $350 million.

The following table presents the fair values and unrealized losses by credit rating category of asset-backed securities included in our consolidated investment portfolio as of March 31, 2008 for which fair value is less than amortized cost. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of March 31, 2008 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s.

(in millions)	Aaa		Aa		A		Baa		Below investment grade		Total
Asset-Backed Sector	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS CDO	$666	$(449)	$88	$(97)	$48	$(119)	$53	$(35)	$—	$—	$855	$(700)

Non-Agency RMBS	825	(123)	20	(24)	65	(23)	127	(43)	—	—	1,037	(213)

Corporate CDO	1,087	(104)	—	—	—	—	—	—	—	—	1,087	(104)

Auto Loans	483	(15)	—	—	27	(2)	96	(14)	—	—	606	(31)

Credit Cards	586	(27)	—	—	3	(1)	—	—	—	—	589	(28)

CMBS	9	—	—	—	14	(2)	—	—	—	—	23	(2)

Other ABS	453	(49)	6	—	17	(3)	102	(27)	—	—	578	(79)

Total	$4,109	$(767)	$114	$(121)	$174	$(150)	$378	$(119)	$—	$—	$4,775	$(1,157)

We have reviewed the above securities as part of our assessment of other-than-temporary impairments of our entire investment portfolio. During our review, we assessed (i) the magnitude and duration of declines in fair value and (ii) the reasons for the declines, such as general credit spread movements in each asset-backed sector, transaction-specific changes in credit spreads, credit rating downgrades, and modeled defaults and principal and interest payment priorities within each investment structure. All of our ABS investments included in the above table continue to be rated investment grade with 86% rated Aaa. Based on this assessment, we concluded that eight CDO investments were other than temporarily impaired as of March 31, 2008 and recorded realized losses on these securities through current earnings. We believe that, over time, the remainder of our asset-backed investments will recover to fair values at least equal to their amortized costs through improvements in market conditions and the repayment of principal. As we have the ability and intent to hold these securities until such a recovery in value, we have not realized losses on the remainder of our asset-backed investment portfolio through current earnings.

The weighted-average credit quality of the Company’s fixed-income portfolios has been maintained at double-A since its inception. The quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of March 31, 2008 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Insurance Available-for-Sale		Investment Management Services Available-for-Sale		Investments Held-to-Maturity		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Aaa	$5,895	56%	$10,412	55%	$3,192	71%	$19,499	58%
Aa	3,613	35%	4,279	23%	223	5%	8,115	24%
A	808	8%	3,650	19%	1,100	24%	5,558	16%
Baa	145	1%	665	3%	—	—	810	2%
Below Investment Grade	—	—	25	—	—	—	25	—
Not rated	—	—	—	—	—	—	—	—

Total	$10,461	100%	$19,031	100%	$4,515	100%	$34,007	100%

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. (“MBIA Insured Investments”). At March 31, 2008, Insured Investments at fair value, excluding conduit segment investments, represented $7.8 billion or 19% of total investments, of which $2.0 billion or 5% of total investments were insured by MBIA Corp. Conduit investments represented $3.5 billion or 8% of total investments and were all insured by MBIA Corp.

The distribution of the Company’s Insured Investments by financial guarantee insurer as of March 31, 2008 is presented in the following table.

	Insurance Available-for-Sale		Investment Management Services Available-for-Sale		Conduit Held-to-Maturity		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$346	1%	$1,685	4%	$3,469	8%	$5,500	13%
Ambac	448	1%	1,572	4%	—	—%	2,020	5%
FSA	703	2%	727	2%	—	—%	1,430	4%
FGIC	574	1%	414	1%	—	—%	988	2%
Other	262	1%	1,148	2%	—	—%	1,410	3%

Total	$2,333	6%	$5,546	13%	$3,469	8%	$11,348	27%

In purchasing Insured Investments, the Company independently assesses the underlying credit quality, structure and liquidity of each investment, in addition to the creditworthiness of the insurer. Insured Investments are diverse by sector, issuer and size of holding. The Company assigns underlying ratings to its Insured Investments without giving effect to financial guarantees based on the lower of underlying ratings assigned by S&P or Moody’s when an underlying rating is published by either rating agency, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment. At March 31, 2008, based on the actual or estimated underlying ratings in the consolidated investment portfolio, excluding conduit segment investments, without giving effect to financial guarantees, (i) the weighted-average rating of the investment portfolio would be in the Aa range, (ii) the weighted-average rating of just the Insured Investments in the investment portfolio would be in the A range and (iii) less than 2% of the investment portfolio would be rated below investment grade.

The underlying ratings of the MBIA Insured Investments as of March 31, 2008 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating agency, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Underlying Ratings Scale

In millions	Insurance Available-for- Sale	Investment Management Services Available-for-Sale	Conduit Held-to- Maturity	Total
Aaa	$31	$204	$959	$1,194
Aa	10	107	—	117
A	95	683	1,190	1,968
Baa	107	684	1,320	2,111
Below Investment Grade	103	7	—	110

Total	$346	$1,685	$3,469	$5,500

Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the consolidated investment portfolio, at March 31, 2008, based on the actual or estimated underlying ratings (i) the weighted-average rating of the investment portfolio would be in the Aa range, (ii) the weighted-average rating of just the MBIA Insured Investments in the investment portfolio would be in the A range and (iii) less than 1% of the investment portfolio would be rated below investment grade.

Conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the conduits. All transactions currently funded in the conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted-average underlying rating for transactions currently funded in the conduits was A by S&P and A2 by Moody’s at the time such transactions were funded. MBIA estimates that the current weighted-average underlying rating of all outstanding conduit transactions was A by S&P and A2 by Moody’s at March 31, 2008.

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

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2008 from instantaneous shifts in interest rates.

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$1,551.5	$1,038.2	$520.7	$(540.6)	$(1,044.0)	$(1,535.9)

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the requirements of SFAS 133. The insurance transactions primarily consisted of structured CDSs on pools of various types of reference obligations with considerable subordination beneath MBIA’s risk exposure at the time of issuance. All these transactions were insured by the Company’s insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of March 31, 2008, approximately 87% of the tranches insured by the Company were rated triple-A. Additionally,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MBIA’s investment management services operations enter into single-name CDSs as part of its asset management activities. During the first quarter of 2008, the value of the Company’s credit derivative contracts were affected predominantly by changes in credit spreads of the underlying reference obligations’ collateral, changes in recovery rate assumptions, erosion of subordination and ratings downgrades of securities backing collateralized debt obligations. As those risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

Since December 31, 2006, the Company’s portfolio of insured structured CDSs has become increasingly concentrated in transactions where the underlying reference obligations comprise commercial mortgage-backed securities, asset-backed collateral including residential mortgages of high grade collateral, in addition to corporate securities. As a result, the portfolio is more sensitive to changes in credit spreads in those sectors. Beginning in the second half of 2007, credit spreads in those sectors increased significantly, resulting in a substantial decrease in the fair value of the Company’s portfolio of structured CDSs. Refer to the discussion of the attribution of the mark-to-market loss for the first quarter of 2008 included in the “Results of Operations” section.

In the first quarter of 2008, we have observed a further extensive widening of market spreads and credit quality deterioration of certain tranches within our insured CDOs. Predominately, as a result of the further market spread widening and the deterioration of some credit factors, MBIA suffered additional mark-to-market losses in the first quarter of 2008. As changes in fair value can be caused by factors unrelated to the performance of MBIA’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposure, the application of fair value accounting may cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

The following tables reflect sensitivities to changes in credit spreads, recovery rates and to rating migrations. Each table stands on its own and should be read independently of each other.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of March 31, 2008. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein. Contracts for which fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as the Company is unable to obtain data necessary to model hypothetical changes in such contracts.

	Change in Credit Spreads
In millions	500 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	500 Basis Point Increase
Estimated pre-tax net gain/(loss)	$3,006	$1,583	$432	—	$(355)	$(1,643)	$(3,629)
Estimated net fair value	$(4,273)	$(5,696)	$(6,847)	$(7,279)	$(7,634)	$(8,922)	$(10,908)

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

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a one and three notch rating change in the credit quality as of March 31, 2008. A notch represents a one step movement up or down in the credit rating. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein. Contracts for which fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as the Company is unable to obtain data necessary to model hypothetical changes in such contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Change in Credit Ratings (Insurance Operations)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gain/(loss)	$3,208	$1,187	$—	$(2,558)	$(5,994)
Estimated net fair value	$(4,001)	$(6,022)	$(7,209)	$(9,767)	$(13,203)

Recovery rates on defaulted collateral are an input into the Company’s proprietary valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of March 31, 2008. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein. Contracts for which fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as the Company is unable to obtain data necessary to model hypothetical changes in such contracts.

	Change in Recovery Rates (Insurance Operations)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gain/(loss)	$1,844	$964	$—	$(828)	$(1,621)
Estimated net fair value	$(5,365)	$(6,245)	$(7,209)	$(8,037)	$(8,830)

MBIA’s insurance of structured credit derivatives typically remain in place until the maturity of the derivative. The Company does, however, periodically establish positions which offset its insurance positions in the reinsurance market, in which contracts also typically remain in place until the maturity of the insurance contract. Any difference between the price of the initial transaction and the offsetting transaction will result in gains or losses. With respect to MBIA’s insured structured credit derivatives, in the absence of credit impairment, the cumulative gains and losses should reverse at maturity. Additionally, in the event of the termination and settlement of a contract prior to maturity, any resulting gain or loss upon settlement will be recorded in the Company’s financial statements. In February 2008, we decided not to insure credit derivatives in the future, except in transactions that are intended to reduce its overall exposure to insured derivatives. This may result in termination of certain existing contracts prior to maturity.

PART 1—FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An update of the Company’s market risk as of March 31, 2008 is included under “Market Risk” within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of operating its businesses, the Company may be involved in various legal proceedings.

The Company was named as a defendant, along with certain of its current and former officers, in private securities actions that were consolidated in the United States District Court for the Southern District of New York as In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). The plaintiffs asserted claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs purport to be acting as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”). The lawsuit asserts, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with the Alleghany Health, Education and Research Foundation (“AHERF”) loss, and about the effectiveness of the Company’s internal controls. The plaintiffs allege that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices throughout the Class Period.

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

On January 11, 2008, a putative shareholder class action lawsuit against the Company and certain of its officers, Schmalz v. MBIA, Inc. et al., No. 08-CV-264, was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Plaintiff seeks to represent a class of shareholders who purchased MBIA stock between January 30, 2007 and January 9, 2008. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to losses stemming from the Company’s insurance of CDOs and RMBS, including its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. Defendants’ deadline to respond to the complaint has been extended pending the resolution of lead counsel status, motions for consolidation, and the possible filing of an amended and/or consolidated complaint.

On February 25, 2008 and March 6, 2008, two more putative shareholder class action lawsuits against MBIA and certain of its current and former officers—Teamsters Local 807 Labor Management Pension Fund v. MBIA Inc. et al., No. 08-CV-1845 and Kosseff v. MBIA, Inc. et al., No. 08-CV-2362—were filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. The allegations of the Teamsters and the Kosseff complaints are substantially similar to the allegations of the Schmalz complaint, except that the class period in the Teamsters complaint runs from October 26, 2006, to January 9, 2008. The Company has not yet responded to the Teamsters and the Kosseff complaints, but anticipates that these complaints will be consolidated with the Schmalz complaint and responded to in that context.

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former directors, and against the Company, as nominal defendant, Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515, (the “Detroit Complaint”), was filed in the United States District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Schmalz, Teamsters and Kosseff class actions, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The Detroit Complaint purports to relate to a so-called “Relevant Time Period” from February 9, 2006, through the time of filing of the complaint. The board has formed a special litigation committee to evaluate the claims in the Detroit Complaint.

On February 26, 2008 and on March 3, 2008, two more shareholder derivative lawsuits against certain of the Company’s present and former directors, and against the Company, as nominal defendant—Sheet Metal Workers Local 28 Pension Fund v. Brown et al., Index No. 08/4220 and Crescente v. Brown et al., Index No. 08/4536—were filed in the Supreme Court of the State of New York, County of Westchester. The gravamen of these complaints was similar to the Detroit Complaint except that the time period assertedly covered was from January, 2007, through the time of filing of this complaint. Both complaints have since been voluntarily dismissed without prejudice.

The Company has received subpoenas or informal inquiries from a variety of regulators, including the Securities and Exchange Commission, the Securities Division of the Secretary of the Commonwealth of Massachusetts, and other states’ regulatory authorities, regarding a variety of subjects, including disclosures made by the Company to underwriters and issuers of certain bonds, the Warburg Pincus transaction, the Company’s announcement of preliminary loss reserve estimates on December 10, 2007 related to the Company’s residential mortgage-backed securities exposure, disclosures regarding the Company’s CDO exposure, the Company’s communications with rating agencies, and the methodologies used by rating agencies for determining the credit rating of municipal debt. The Company is cooperating fully with each of these regulators and is in the process of satisfying all such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 1A.	Risk Factors

There has been no material changes in the Company’s risk factors during the three months ended March 31, 2008. For additional information on risk factors, refer to Part I, Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2007.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. As of March 31, 2008, the Company repurchased 10.0 million shares under the program at an average price of $66.30 per share. The Company’s ability to repurchase common stock is largely dependent on the amount of dividends paid by MBIA Corp. to MBIA Inc. Repurchases of common stock will be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements.

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

The table below sets forth repurchases made by the Company in each month during the first quarter of 2008:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Amount Purchased as Part of Publicly Announced Plan	Maximum Amount That May Yet Be Purchased Under the Plan ($000)
January	—	$—	$—	$340,056
February	42,884	$12.92	$—	$340,056
March	338	$11.99	$—	$340,056

(1)	43,222 shares were repurchased by the Company for settling awards under the Company’s long-term incentive plans. In addition, 16,875 shares were used to fund certain items under the Company’s long-term incentive plans and 1,600 shares were used to fund a stock purchase.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 1, 2008 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Act”), there was no solicitation in opposition to the ten nominees of the Board of Directors of the Company listed in the Company’s Proxy Statement, dated March 28, 2008, for the Annual Meeting (the “Proxy Statement”), filed with the Securities and Exchange Commission, and said ten nominees were elected.

The following matters were acted upon by Company shareholders at the Annual Meeting, at which 207,696,400 shares of the Common Stock, $1.00 par value, of the Company (the “Common Stock”), or approximately 88.05 percent of the 235,886,195 shares of Common Stock entitled to vote at the Annual Meeting, were present in person or by proxies:

1. Election of Directors. The proposal to elect the Company’s Board of Directors was adopted with the following number of votes per director:

Nominees	In Favor	Against	Abstain
Joseph W. Brown	203,574,521	2,397,715	1,724,164
David A. Coulter	200,465,632	5,476,101	1,754,667
Claire L. Gaudiani	202,345,001	3,612,576	1,738,823
Daniel P. Kearney	202,357,090	3,589,399	1,749,911
Kewsong Lee	202,490,426	3,460,485	1,745,489
Laurence H. Meyer	203,673,764	2,295,387	1,727,249
David M. Moffett	203,636,922	2,327,129	1,732,349
John A. Rolls	202,632,734	3,310,236	1,753,430
Richard C. Vaughan	203,558,133	2,401,652	1,736,615
Jeffery W. Yabuki	203,314,043	2,649,063	1,733,294

2. Approval of Adoption of the Right to Exercise Certain Warrants Issued to Warburg Pincus Private Equity X, L.P. and its Affiliate for Shares of MBIA, Inc. Common Stock. A resolution proposed by the Board of Directors of the Company that the shareholders approve the right to exercise certain warrants issued to Warburg Pincus Private Equity X, L.P. and its affiliate for shares of MBIA, Inc. common stock was submitted to, and voted upon by, the shareholders. There were 167,998,706 shares of Common Stock voted in favor of, and 10,468,588 shares of Common Stock voted against, said resolution. The holders of 1,919,132 shares of Common Stock abstained and there were 27,309,974 of “broker non-votes.” The resolution, having received the votes cast by shareholders favoring approval exceeding the votes cast opposing approval was adopted and the right to exercise certain warrants issued to Warburg Pincus Private Equity X, L.P. and its affiliate for shares of MBIA, Inc. common stock was approved by the shareholders. The resolution and information relating to the Right to Exercise Certain Warrants Issued to Warburg Pincus Private Equity X, L.P. and its Affiliate for Shares of MBIA, Inc. Common Stock are set forth in their entirety in the Company’s Proxy Statement.

3. Approval of Adoption of Restricted Stock Awards to Joseph W. Brown A resolution proposed by the Board of Directors of the Company that the shareholders approve the restricted stock awards to Joseph W. Brown was submitted to, and voted upon by, the shareholders. There were 163,242,037 shares of Common Stock voted in favor of, and 15,442,472 shares of Common Stock voted against, said resolution. The holders of 1,701,917 shares of Common Stock abstained and there were 27,309,974 of “broker non-votes.” The resolution, having received the votes cast by shareholders favoring approval exceeding the votes cast opposing approval was adopted and the restricted stock awards to Joseph W. Brown were approved by the shareholders. The resolution and information relating to the restricted stock awards to Joseph W. Brown are set forth in their entirety in the Company’s Proxy Statement.

4. Ratification of Appointment of Independent Registered Public Accounting Firm. A resolution that the shareholders ratify the action of the Audit Committee in selecting and appointing PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2008 was submitted to, and voted upon by, the shareholders. There were 193,644,269 shares of Common Stock voted in favor of, and 12,411,866 shares of Common Stock voted against, said resolution. The holders of 1,640,265 shares of Common Stock abstained and there were no “broker non-votes.” The resolution, having received the votes cast by shareholders favoring approval exceeding the votes cast opposing approval was adopted and the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for 2008 was ratified by the shareholders.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC. Registrant

Date: May 12, 2008	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: May 12, 2008	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)