Form 10-Q
period 2008-06-30
MBIA INC
filed 2008-08-08
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008

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

As of August 4, 2008, 273,314,876 shares of Common Stock, par value $1 per share, were outstanding.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except per share amounts)

	June 30, 2008	December 31, 2007
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $24,392,788 and $30,199,471) (includes hybrid financial instruments at fair value $167,485 and $596,537)	$22,971,940	$29,589,098
Investments held-to-maturity, at amortized cost (fair value $4,263,442 and $5,036,465)	4,298,125	5,053,987
Investments pledged as collateral, at fair value (amortized cost $1,048,959 and $1,243,245)(2008 includes hybrid financial instruments at fair value $6,075)	1,002,472	1,227,153
Short-term investments held as available-for-sale, at fair value (amortized cost $7,795,771 and $4,915,581)	7,798,529	4,915,581
Short-term investments held-to-maturity, at amortized cost (fair value $37,413 and $545,769)	38,167	549,127
Other investments	633,484	730,711

Total investments	36,742,717	42,065,657

Cash and cash equivalents	1,315,689	263,732
Accrued investment income	482,535	590,060
Deferred acquisition costs	408,969	472,516
Prepaid reinsurance premiums	295,063	318,740
Reinsurance recoverable on unpaid losses	72,556	82,041
Goodwill	79,406	79,406
Property and equipment, at cost (less accumulated depreciation of $137,852 and $132,930)	101,814	104,036
Receivable for investments sold	2,016,492	111,130
Derivative assets	1,793,596	1,722,696
Current income taxes	—	142,763
Deferred income taxes, net	1,480,366	1,173,658
Other assets	550,978	288,639

Total assets	$45,340,181	$47,415,074

Liabilities and Shareholders’ Equity
Liabilities:
Deferred premium revenue	$2,904,381	$3,107,833
Loss and loss adjustment expense reserves	1,330,953	1,346,423
Investment agreements	15,494,492	16,107,909
Commercial paper	343,033	850,315
Medium-term notes (includes hybrid financial instruments at fair value $314,311 and $399,061)	9,739,940	12,830,777
Variable interest entity floating rate notes	1,325,636	1,355,792
Securities sold under agreements to repurchase	1,007,566	1,163,899
Short-term debt	7,158	13,383
Long-term debt	2,241,063	1,225,280
Current income taxes	61,841	—
Deferred fee revenue	16,661	15,059
Payable for investments purchased	807,853	41,359
Derivative liabilities	5,329,688	5,037,112
Other liabilities	754,697	664,128

Total liabilities	41,364,962	43,759,269

Commitments and contingencies (See Note 10)

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—273,314,926 and 160,244,614	273,315	160,245
Additional paid-in capital	3,053,397	1,649,511
Retained earnings	3,595,507	4,301,880
Accumulated other comprehensive loss, net of deferred income tax of ($541,272) and ($275,291)	(982,493)	(490,829)
Treasury stock, at cost—34,889,023 and 34,872,515 shares	(1,964,507)	(1,965,002)

Total shareholders’ equity	3,975,219	3,655,805

Total liabilities and shareholders’ equity	$45,340,181	$47,415,074

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except per share amounts)

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Gross premiums written	$128,865	$207,386	$243,577	$395,560
Ceded premiums	(19,842)	(19,731)	(37,292)	(36,603)

Net premiums written	109,023	187,655	206,285	358,957

Revenues:
Scheduled premiums earned	145,635	146,371	293,156	292,970
Refunding premiums earned	87,757	39,257	95,552	78,849

Premiums earned (net of ceded premiums of $36,811, $29,863, $62,233 and $62,022)	233,392	185,628	388,708	371,819
Net investment income	417,281	536,462	932,185	1,047,411
Fees and reimbursements	12,621	13,215	20,073	33,272

Realized gains and other settlements on insured derivatives	34,304	31,571	68,062	52,723
Unrealized gains (losses) on insured derivatives	3,324,313	(14,274)	(252,790)	(16,066)

Net change in fair value of insured derivatives	3,358,617	17,297	(184,728)	36,657
Net realized gains (losses)	(819,461)	15,597	(986,470)	29,499
Net gains (losses) on financial instruments at fair value and foreign exchange	86,785	3,739	163,347	(20,178)
Insurance recoveries	—	3,000	—	6,400

Total revenues	3,289,235	774,938	333,115	1,504,880

Expenses:
Losses and loss adjustment	22,344	20,968	309,952	41,452
Amortization of deferred acquisition costs	22,977	17,433	38,529	34,062
Operating	66,589	61,094	130,077	121,805
Interest expense	241,971	382,426	619,041	737,503

Total expenses	353,881	481,921	1,097,599	934,822

Income (loss) before income taxes	2,935,354	293,017	(764,484)	570,058

Provision (benefit) for income taxes	1,234,994	81,186	(58,111)	159,616

Net income (loss)	$1,700,360	$211,831	$(706,373)	$410,442

Net income (loss) per common share:
Basic	$7.25	$1.66	$(3.37)	$3.17
Diluted	$7.14	$1.61	$(3.37)	$3.07

Weighted average number of common shares outstanding:
Basic	234,638,186	127,386,668	209,673,573	129,667,141
Diluted	238,152,768	131,460,764	209,673,573	133,785,874

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the six months ended June 30, 2008

(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 1, 2008	160,245	$160,245	$1,649,511	$4,301,880	$(490,829)	(34,873)	$(1,965,002)	$3,655,805

Comprehensive loss:
Net loss	—	—	—	(706,373)	—	—	—	(706,373)
Other comprehensive loss:
Change in unrealized appreciation of investments net of change in deferred income taxes of $(289,592)	—	—	—	—	(516,488)	—	—	(516,488)
Change in fair value of derivative instruments net of change in deferred income taxes of $24,402	—	—	—	—	45,319	—	—	45,319
Change in foreign currency translation net of change in deferred income taxes of $(791)	—	—	—	—	(20,495)	—	—	(20,495)

Other comprehensive loss								(491,664)

Total comprehensive loss								(1,198,037)

Issuance of common stock	110,779	110,779	1,448,908	—	—	—	—	1,559,687

Share-based compensation net of change in deferred income taxes of $(14,993)	2,291	2,291	(45,022)	—	—	(16)	495	(42,236)

Balance, June 30, 2008	273,315	$273,315	$3,053,397	$3,595,507	$(982,493)	(34,889)	$(1,964,507)	$3,975,219

2008
Disclosure of reclassification amount:
Change in unrealized appreciation of investments arising during the period, net of taxes	$(643,921)
Reclassification adjustment, net of taxes	127,433

Change in net unrealized appreciation, net of taxes	$(516,488)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended June 30
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(706,373)	$410,442
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of bond discounts (premiums), net	(22,889)	6,726
Decrease (increase) in accrued investment income	107,525	(39,022)
Decrease (increase) in deferred acquisition costs	63,547	(10,386)
Decrease in deferred premium revenue	(203,452)	(32,046)
Decrease in prepaid reinsurance premiums	23,677	25,957
Decrease in loss and loss adjustment expense reserves	(15,470)	(16,957)
Decrease (increase) in reinsurance recoverable on unpaid losses	9,485	(1,137)
(Increase) decrease in salvage and subrogation	(114,965)	20,730
Depreciation	4,875	5,078
(Decrease) increase in accrued interest payable	(104,473)	64,918
Decrease in accrued expenses	(6,426)	(17,728)
Decrease in penalties and disgorgement accrual	—	(75,000)
Amortization of medium-term notes and commercial paper (premiums) discounts, net	(8,444)	(9,424)
Net realized losses (gains) on sale of investments	326,693	(29,499)
Realized losses on other than temporarily impaired investments	659,777	—
Unrealized losses on insured derivatives	252,790	16,066
Net losses on financial instruments at fair value and foreign exchange	163,347	20,178
Current income tax provision	204,604	36,659
Deferred income tax (benefit) provision	(43,372)	1,405
Net gains on debt repurchases	(79,515)	—
Share-based compensation	(33,358)	11,389
Other, operating	(36,190)	17,879

Total adjustments to net income (loss)	1,147,766	(4,214)

Net cash provided by operating activities	441,393	406,228

Cash flows from investing activities:
Purchase of fixed-maturity securities	(10,108,272)	(16,921,551)
Increase (decrease) in payable for investments purchased	766,494	(88,453)
Sale of fixed-maturity securities	15,415,974	13,088,956
Increase in receivable for investments sold	(1,905,362)	(24,437)
Redemption of fixed-maturity securities	1,003	44,383
Purchase of held-to-maturity investments	(868,472)	(667,144)
Redemptions of held-to-maturity investments	2,168,891	335,983
(Purchase) sale of short-term investments, net	(2,989,219)	655,797
Sale (purchase) of other investments, net	51,779	(5,963)
Capital expenditures	(2,652)	(2,524)
Disposals of capital assets	—	4,175
Other, investing	—	2,375

Net cash provided (used) by investing activities	2,530,164	(3,578,403)

Cash flows from financing activities:
Proceeds from issuance of investment agreements	1,845,817	4,257,717
Payments for drawdowns of investment agreements	(2,536,634)	(3,382,029)
Decrease in commercial paper	(518,453)	(50,922)
Issuance of medium-term notes	2,109,430	4,473,280
Principal paydown of medium-term notes	(5,259,019)	(1,521,777)
Principal paydown of variable interest entity floating rate notes	(28,778)	(67,634)
Securities sold under agreements to repurchase, net	(156,333)	354,669
Dividends paid	(42,640)	(86,748)
Gross proceeds from issuance of common stock	1,628,405	—
Capital issuance costs	(75,157)	(2,549)
Net proceeds from issuance of warrants	21,467	—
Net proceeds from issuance of long-term debt	981,153	—
Repayment for retirement of short-term debt	(6,225)	(27,515)
Payments or terminations for derivatives	(57,479)	(4,284)
Purchase of treasury stock	—	(674,738)
Exercise of stock options	—	47,796
Restricted stock awards settlements	967	—
Excess tax benefit on share-based payment	(14,993)	7,431
Collateral from swap counterparty	188,060	—
Other, financing	812	(1,467)

Net cash provided (used) by financing activities	(1,919,600)	3,321,230

Net increase in cash and cash equivalents	1,051,957	149,055
Cash and cash equivalents—beginning of period	263,732	269,277

Cash and cash equivalents—end of period	$1,315,689	$418,332

Supplemental cash flow disclosures:
Income taxes (refunded) paid	$(209,269)	$114,984
Interest paid:
Investment agreements	$365,123	$304,431
Commercial paper	13,674	19,268
Medium-term notes	243,641	299,201
Variable interest entity floating rate notes	27,834	35,903
Securities sold under agreements to repurchase	21,347	7,993
Other borrowings and deposits	1,697	1,691
Long-term debt	39,080	39,122
Non cash items:
Share-based compensation	$(33,358)	$11,389
Dividends declared but not paid	—	43,558

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

The results of operations for the six months ended June 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. The December 31, 2007 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements include the accounts of MBIA Inc., its wholly owned subsidiaries and all other entities in which the Company has a controlling financial interest. All material intercompany revenues and expenses have been eliminated. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the reclassification of premiums from the Company’s insured derivatives portfolio from “Scheduled premiums earned”, “Refunding premiums earned”, “Premiums earned” and “Fees and reimbursements” to “Realized gains (losses) and other settlements on insured derivatives” and the reclassification of the mark-to-market of the insured derivatives portfolio from “Net gains (losses) on financial instruments at fair value and foreign exchange” to “Unrealized gains (losses) on insured derivatives”, both of which had no effect on total revenues and total expenses as previously reported. Additionally, “Gross premiums written”, “Ceded premiums written” and “Net premiums written” exclude premiums from the Company’s insured derivatives portfolio. Amounts reclassified in prior years’ financial statements also include the reclassification of net interest income and expense and net realized gains and losses related to non-hedging derivative instruments from “Net investment income”, “Interest expense”, and “Net realized gains (losses)”, respectively, to “Net gains (losses) on financial instruments at fair value and foreign exchange”. Refer to “Note 7: Business Segments” for amounts reclassified.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Each quarter the Company calculates its provision for the unallocated loss reserve as a fixed percent of scheduled net earned premium of the insurance operations. Prior to the first quarter of 2008, scheduled net earned premium of the insurance operations included premiums from its non-derivative insured portfolio and from its insured derivative portfolio. Effective January 1, 2008, premiums from insured derivative contracts are no longer included as part of scheduled net earned premium but are rather reported as part of “Realized gains (losses) and other settlements on insured derivatives”. As a result, the Company increased its loss factor to 14.5% from 12% in order to maintain a loss and LAE provision each period consistent with that calculated using historical scheduled net earned premium.

Derivatives

MBIA has entered into derivative transactions as an additional form of financial guarantee and for purposes of hedging risks associated with existing assets and liabilities and forecasted transactions. Credit default swap contracts (“CDS”) are also entered into in the investment management services operations to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business. The Company accounts for derivative transactions in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which requires that all such transactions be recorded on the Company’s balance sheet at fair value. The fair value of derivative instruments is determined as the amount that would be received to sell the derivative when in an asset position or transfer the derivative when in a liability position. Changes in the fair value of derivatives, exclusive of insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive loss,” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge.

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

The total changes in fair value of the insured derivatives are recorded in “Net change in fair value of insured derivatives.” “Realized gains (losses) and other settlements on insured derivatives” includes (i) net premiums received and receivable on written CDS contracts, (ii) net premiums paid and payable on purchased CDS contracts, (iii) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event, (iv) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event and (v) fees relating to CDS contracts. Losses payable and losses recoverable reported in “Realized gains (losses) and other settlements on insured derivatives” includes claims payable and recoveries thereof, respectively, only after a credit event has occurred that would require a payment under contract terms. The “Unrealized gains (losses) on insured derivatives” includes all other changes in fair value of the derivative contracts.

Cash Collateral

Under certain non-insurance derivative contracts entered into by the Company, collateral postings are required by either MBIA or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. Cash or securities may be posted as collateral at the option of the party posting the collateral. As of June 30, 2008, the Company held cash collateral of $299 million from derivative counterparties and had posted cash collateral of $0.9 million to derivative counterparties related to swap transactions primarily comprised of economic hedges of investment agreements and medium-term note (“MTN”) liabilities.

The Company reports cash received or posted in its Consolidated Statements of Cash Flows as either operating, investing or financing consistent with the classification of the asset or liability that had created the posting requirement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

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

Under SFAS 157, the Company has also taken into account its own nonperformance risk when measuring the fair value of liability positions and the counterparty’s nonperformance risk when measuring the fair value of asset positions.

See “Note 6: Fair Value of Financial Instruments” for additional fair value disclosures.

NOTE 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

The Company adopted the provisions of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, effective January 1, 2008. SFAS 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company applies the disclosure requirements of SFAS 159 for certain eligible instruments which it previously elected to fair value under SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. These instruments included certain MTNs and certain available-for-sale securities which contained embedded derivatives requiring bifurcation. The Company did not elect the fair value option under SFAS 159 for any eligible financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The Company adopted the provisions of SFAS 157, excluding non-financial assets and liabilities per FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” beginning January 1, 2008. SFAS 157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 requires that fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). A transition adjustment to opening retained earnings was not required.

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

Recent Accounting Developments

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”. SFAS 163 requires financial guarantee insurance (and reinsurance) contracts issued by reporting entities considered insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” to recognize and measure premium revenue based on the amount of insurance protection provided and the period in which it is provided and to recognize and measure claim liabilities based on the present value of expected net cash outflows to be paid using a risk-free rate in excess of the unearned premium revenue. SFAS 163 does not apply to financial guarantee insurance contracts accounted for as derivative instruments within the scope of SFAS 133. SFAS 163 is effective for the Company prospectively as of January 1, 2009, except for the presentation and disclosure requirements related to claim liabilities which are effective for financial statements prepared as of September 30, 2008. The cumulative effect of initially applying SFAS 163 is required to be recognized as an adjustment to the opening balance of retained earnings for the fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting SFAS 163.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

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

Under the Warburg Pincus Agreement, Warburg Pincus made an initial investment of $500 million in MBIA through the acquisition of 16.1 million shares of MBIA common stock at a price of $31.00 per share, which was completed on January 30, 2008. In connection with its initial investment, Warburg Pincus received warrants to purchase 8.7 million shares of MBIA common stock at a price of $40 per share and “B” warrants, which, upon obtaining certain approvals, became exercisable to purchase 7.4 million shares of common stock at a price of $40 per share. The term of the warrants is seven years. In addition, the securities purchased by Warburg Pincus are subject to significant transfer restrictions for a minimum of one year and up to three years. The Company’s senior management team originally committed to invest a total of $2 million in the Company’s common stock at the same price as Warburg Pincus, which commitment was later adjusted downward. Since that time, the current senior management team has satisfied their purchase commitment. The majority of the net proceeds received under Warburg Pincus’ initial investment were contributed to the surplus of MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”).

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

Surplus Notes

On January 16, 2008, MBIA Corp. issued Surplus Notes due January 15, 2033. The Surplus Notes have an initial interest rate of 14 percent until January 15, 2013 and thereafter at an interest rate of three-month LIBOR plus 11.26 percent. Interest payments on the Surplus Notes are subject to prior approval by the Superintendent of the New York State Insurance Department. The Surplus Notes are callable at par at MBIA Corp.’s option on the fifth anniversary of the date of issuance and every fifth anniversary thereafter, subject to prior approval by the Superintendent and other restrictions. The cash received from the Surplus Notes liability will be used for general corporate purposes and the deferred debt issuance costs are being amortized over the Surplus Notes term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Dividends

On February 25, 2008, the Company announced the elimination of its quarterly shareholder dividend to provide additional capital flexibility. In addition, the Company will now declare dividends on an annual basis rather than a quarterly basis.

NOTE 5: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended June 30, 2008, there were 6,898,517 stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. For the six months ended June 30, 2008, there were 6,662,929 stock options and 2,569,421 restricted stock and units outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. For the three and six months ended June 30, 2007 there were 357,131 and 351,778 stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007:

	2nd Quarter		Year-to-date
Dollars in thousands except per share amounts	2008	2007	2008	2007
Net income (loss)	$1,700,360	$211,831	$(706,373)	$410,442

Basic weighted average shares	234,638,186	127,386,668	209,673,573	129,667,141
Effect of common stock equivalents:
Stock options	—	1,751,375	—	1,879,594
Restricted stock and units	3,514,582	2,322,721	—	2,239,139

Diluted weighted average shares	238,152,768	131,460,764	209,673,573	133,785,874

Basic EPS:
Net income (loss)	$7.25	$1.66	$(3.37)	$3.17

Diluted EPS:
Net income (loss)	$7.14	$1.61	$(3.37)	$3.07

NOTE 6: Fair Value of Financial Instruments

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157. See “Note 2: Significant Accounting Policies” for a discussion of “Fair Value Measurement – Definition and Hierarchy.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following fair value hierarchy table presents information about the Company’s assets (including short-term investments) and liabilities measured at fair value on a recurring basis as of June 30, 2008:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2008

		Fair Value Measurements at Reporting Date Using
In thousands	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments:
Fixed-maturity securities:
U.S. Treasury and government agency	$3,100,872	$1,986,442	$1,114,430	$—
Foreign governments	1,056,101	469,210	513,883	73,008
Corporate obligations	12,949,673	—	11,360,120	1,589,553
Mortgage-backed	2,840,878	—	2,375,905	464,973
Asset-backed	4,127,348	—	1,915,824	2,211,524
State and municipal bonds	5,676,029	—	5,676,029	—
Other investments	2,652,473	1,848,220	721,753	82,500
Derivative assets	1,793,596	—	597,194	1,196,402
Other assets:
Put options	257,218	—	257,218	—

Total assets	$34,454,188	$4,303,872	$24,532,356	$5,617,960

Liabilities:
Medium-term notes	$314,311	$—	$—	$314,311
Derivative liabilities	5,329,688	—	477,976	4,851,712
Other liabilities:
Warrants	8,849	—	8,849	—

Total liabilities	$5,652,848	$—	$486,825	$5,166,023

Level 3 Analysis

Level 3 assets were $5.6 billion as of June 30, 2008, and represented approximately 16.3% of total assets measured at fair value. Level 3 liabilities were $5.2 billion as of June 30, 2008, and represented approximately 91.4% of total liabilities measured at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following tables present additional information about Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months ended June 30, 2008

In thousands	Balance, beginning of interim period	Realized gains / (losses)	Unrealized gains / (losses) included in earnings	Unrealized gains / (losses) included in OCI	Foreign exchange	Purchases, issuances and settlements, net	Transfers in (out) of Level 3, net	Ending balance
Assets:
Foreign governments	$61,908	$—	$—	$(1,775)	$—	$12,875	$—	$73,008
Corporate obligations	2,103,781	(14,451)	—	(53,004)	(1,671)	(524,342)	79,240	1,589,553
Mortgage-backed securities	849,493	(11,293)	—	(22,544)	(4,347)	(246,549)	(99,787)	464,973
Asset-backed securities	3,251,486	(342,292)	—	191,642	(54,610)	(632,237)	(202,465)	2,211,524
Other investments	85,000	—	—	(2,109)	—	(391)	—	82,500

Total assets	$6,351,668	$(368,036)	$—	$112,210	$(60,628)	$(1,390,644)	$(223,012)	$4,421,558

In thousands	Balance, beginning of interim period	Realized (gains) / losses	Unrealized (gains) / losses included in earnings	Unrealized (gains) / losses included in OCI	Foreign exchange	Purchases, issuances and settlements, net	Transfers in (out) of Level 3, net	Ending balance
Liabilities:
Medium-term notes	$354,097	$(5,853)	$(12,772)	$—	$(2,014)	$(19,147)	$—	$314,311
Derivative contracts, net	6,920,884	(146,726)	(3,149,696)	—	(2,198)	33,046	—	3,655,310

Total liabilities	$7,274,981	$(152,579)	$(3,162,468)	$—	$(4,212)	$13,899	$—	$3,969,621

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months ended June 30, 2008

In thousands	Balance, beginning of year	Realized gains / (losses)	Unrealized gains / (losses) included in earnings	Unrealized gains / (losses) included in OCI	Foreign exchange	Purchases, issuances and settlements, net	Transfers in (out) of Level 3, net	Ending balance
Assets:
Foreign governments	$36,917	$—	$—	$(288)	$—	$18,445	$17,934	$73,008
Corporate obligations	1,841,828	(18,495)	—	(88,513)	23,715	(591,828)	422,846	1,589,553
Mortgage-backed securities	984,476	(11,293)	—	(124,320)	7,361	(207,963)	(183,288)	464,973
Asset-backed securities	3,899,900	(485,210)	—	(19,403)	(35,213)	(804,064)	(344,486)	2,211,524
Other investments	103,841	—	—	(20,560)	—	(781)	—	82,500

Total assets	$6,866,962	$(514,998)	$—	$(253,084)	$(4,137)	$(1,586,191)	$(86,994)	$4,421,558

In thousands	Balance, beginning of year	Realized (gains) / losses	Unrealized (gains) / losses included in earnings	Unrealized (gains) / losses included in OCI	Foreign exchange	Purchases, issuances and settlements, net	Transfers in (out) of Level 3, net	Ending balance
Liabilities:
Medium-term notes	$399,061	$(6,002)	$(33,102)	$—	$22,303	$(67,949)	$—	$314,311
Derivative contracts, net	3,405,595	(185,364)	379,256	—	(10,387)	66,210	—	3,655,310

Total liabilities	$3,804,656	$(191,366)	$346,154	$—	$11,916	$(1,739)	$—	$3,969,621

Net transfers out of Level 3 were $223 million and $87 million for the three and six months ended June 30, 2008, respectively. These net transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the quarter. Foreign governments, corporate obligations, MBS and ABS constituted the majority of the affected instruments. The net unrealized loss related to the transfers in (out) of Level 3 as of June 30, 2008 was $80.2 million.

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the three months ended June 30, 2008 are reported on the Consolidated Statements of Operations as follows:

In thousands	Unrealized gains (losses) on insured derivatives	Net realized gains (losses)	Net gains (losses) on financial instruments at fair value and foreign exchange
Total gains (losses) included in earnings related to changes in assets or liabilities for the period	$3,327,123	$145,365	$(178,874)
Total gains (losses) included in earnings related to assets and liabilities held at June 30, 2008	—	(360,822)	(42,197)

Total gains and (losses) included in earnings	$3,327,123	$(215,457)	$(221,071)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the six months ended June 30, 2008 are reported on the Consolidated Statements of Operations as follows:

In thousands	Unrealized gains (losses) on insured derivatives	Net realized gains (losses)	Net gains (losses) on financial instruments at fair value and foreign exchange
Total gains (losses) included in earnings related to changes in assets or liabilities for the period	$(249,979)	$187,208	$(110,451)
Total gains (losses) included in earnings related to assets and liabilities held at June 30, 2008	—	(510,840)	(1,776)

Total gains and (losses) included in earnings	$(249,979)	$(323,632)	$(112,227)

Valuation Techniques

U.S. Treasury and government agency

U.S. treasury securities are liquid and have quoted market prices. Fair value of U.S. treasuries is based on live trading feeds. U.S. treasury securities are categorized in Level 1 of the fair value hierarchy. Government agency securities include debentures and other agency mortgage pass-through certificates as well as to-be-announced (“TBA”) securities. TBA securities are liquid and have quoted market prices based on live data feeds. Fair value of mortgage pass-through certificates is obtained via a simulation model, which considers different rate scenarios and historical activity to calculate a spread to the comparable TBA security. Government agency securities use market-based and observable inputs. As such, these securities are classified as Level 2 of the fair value hierarchy.

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

Corporate obligations

The fair value of corporate bonds is obtained using recently executed transactions or market price quotations where observable. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default swap spreads and diversity scores as key inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. Corporate obligations may be classified as Level 1 if quoted prices in an active market are available.

Mortgage-backed securities and asset-backed securities

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

State and municipal bonds

The fair value of state and municipal bonds is estimated using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rates, bond or CDS spreads and volatility. These bonds are generally categorized in Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Other investments

Other investments include the Company’s interest in equity securities (including exchange-traded closed-end funds), money market mutual funds and perpetual securities. Fair value of other investments is determined by using quoted prices, live trades, or valuation models that use market-based and observable inputs. Other investments are categorized in Level 1, Level 2 or Level 3 of the fair value hierarchy.

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

Derivatives–Investment Management Services & Corporate

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

Derivatives–Insurance

The insured CDSs the Company insures cannot be legally traded and do not have observable market prices. The Company generally uses vendor-developed and proprietary models, depending on the type and structure of the contract, to estimate the fair value of its derivative contracts. Significant inputs into these models include collateral default probabilities, diversity scores and recovery rates. These derivatives are categorized as Level 3 of the fair value hierarchy as a significant percentage of their value is derived from unobservable inputs. Effective January 1, 2008, the Company updated its methodology to include the impact of both the counterparty and its own credit standing. OTC derivatives in the insurance operations which are valued using industry standard models and market-based inputs (e.g. interest rate yields, spreads, volatilities) are classified as Level 2 within the fair value hierarchy unless the Company is unable to determine that the inputs are market-based and observable (e.g. broker quotes).

Insured Derivative Valuations

Through MBIA Corp., the Company insured derivative instruments as part of its core financial guarantee business, which represented the majority of the Company’s notional derivative exposure. In most cases these derivative instruments do not qualify for the financial guarantee scope exception under SFAS 133 and, therefore, must be stated at fair value. In February 2008, the Company decided to cease insuring credit derivative instruments except in transactions related to the reduction of its existing insured derivative exposure. Prior to this decision, the Company insured credit derivatives that referenced primarily structured pools of cash securities and CDS. The Company generally provided credit default swap protection on the most senior liabilities of structured finance transactions, and at inception of the contract its exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral for the insured derivatives are cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed and collateralized debt obligation securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Under a principal protection fund program, MBIA’s insurance operations guaranteed the return of principal to investors. Structurally, MBIA is protected by a portion of the portfolio that is rebalanced daily to match the present value of MBIA’s guarantee. As of June 30, 2008, the maximum amount of future payments that the Company would be required to make under these guarantees was $177 million. The Company has not made any payments to date relating to these guarantees and the mark-to-market gains (losses) on these derivatives for the years ended 2005, 2006 and 2007 were $0, reflecting the extremely remote likelihood that MBIA will incur a loss.

A portion of MBIA’s insured CDS contracts require that MBIA make payments for losses of the principal outstanding of contracts only once a predetermined deductible has been eroded through collateral losses. The total notional amount and maximum payment obligation under these contracts as of June 30, 2008 was $81 billion. Contracts executed in this manner largely consist of investment grade corporate debt CDOs, structured commercial mortgage-backed securities (“CMBS”) pools and, to a lesser extent, multi-sector CDO-squared transactions. As of June 30, 2008, the Company had not made any payments on these transactions.

In determining the fair value, the Company uses various valuation approaches with priority given to observable market prices when they are available. Market prices are generally available for traded securities and market standard credit default swaps but are less available or unavailable for highly-customized CDSs. Most of the derivative contracts the Company insures are structured credit derivative transactions that are not traded and do not have observable market prices. Typical market CDSs are standardized, liquid instruments that reference tradable securities such as corporate bonds that also have observable prices. These market standard CDSs also involve collateral posting, and upon a default of the reference bond, can be settled in cash.

In contrast, the Company’s insured CDS contracts do not contain the typical CDS market standard features as described above but have been customized to replicate its financial guarantee insurance policies. The Company’s insured derivative instruments provide protection on a specified or managed pool of securities or CDS with a deductible or subordination level. The Company is not required to post collateral, and upon default of the underlying reference obligation, it makes payments on a “pay-as-you-go” basis for any underlying reference obligation only after the subordination in a transaction is exhausted (except in the case of the insolvency of or payment default by MBIA Insurance Corporation when the contracts call for accelerated settlement).

The Company’s payment obligations vary by deal and by insurance type. There are three primary types of policy payment requirements:

(i)	timely interest and ultimate principal;

(ii)	ultimate principal only at final maturity; and

(iii)	payments upon settlement of individual collateral losses as they occur upon erosion of deal deductibles.

The Company’s insured credit derivative policies are structured to prevent large one-time claims upon an event of default and to allow for payments over time (i.e. “pay-as-you-go” basis) or at final maturity. Also, each insured CDS MBIA enters into is governed by a single transaction International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement relating only to that particular transaction/insurance policy. There is no requirement for mark-to-market termination payments, under most monoline standard termination provisions, upon the early termination of the insured CDS. However, these contracts generally have mark-to-market termination payments for termination events related to MBIA Corp.’s failure to pay or insolvency and some have other mark-to-market termination payments for events within our control, such as the sale of all or substantially all of the assets of MBIA Corp. An additional difference between MBIA’s CDS and the typical market standard CDS is that there is no acceleration of the payment to be made under its insured CDS contract in the ordinary course of business unless MBIA elects to accelerate at its option. Furthermore, by law, these contracts are unconditional and irrevocable, and cannot be transferred to most other capital market participants as they are not licensed to write insurance contracts. Through reinsurance, the risk of loss (but not counterparty risk) on these contracts can be transferred to other financial guarantee insurance and reinsurance companies.

As a result of these differences, the Company believes there are no relevant third-party “exit value” market observations for its insured credit derivative contracts. Accordingly, there is no principal market for such highly structured insured credit derivatives as described in SFAS 157. In the absence of a principal market, MBIA values these insured credit derivatives in a hypothetical market where the market participants include other monoline financial guarantee insurers that have similar credit ratings or spreads as MBIA. Since there are no active market transactions in its exposures, MBIA generally uses vendor-developed and proprietary models, depending on the type and structure of the contract, to estimate the fair value of its derivative contracts.

MBIA’s insured CDS valuation model simulates what a bond insurer would charge to guarantee the transactions at the measurement date, based on the market-implied default risk of the underlying collateral and the subordination. Implicit in this approach is the notion that bond insurers would be willing to accept these contracts from the Company at a price equal to what they could issue them for in the current market. The fee charged by financial guarantors is not an input into the Company’s model, however, the model does effectively estimate the amount a financial guarantor would charge to assume an obligation at the measurement date. The estimate of the cost to transfer an obligation increases as the probability of default increases, due to any combination of increased underlying credit spreads, negative credit migration, lower assumed recovery rates, lower diversity, or loss of subordination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The majority of the Company’s transactions are valued using a probabilistic approach to price the risk associated with its exposure on the credit derivative contract. MBIA applies a Binomial Expansion Technique (“BET”) based model to the transaction structures to derive a probabilistic measure of expected loss for its exposure using market pricing on the underlying collateral within the transaction. At any point in time, the mark-to-market gain or loss on a transaction is the difference between the original price of risk (the original market-implied expected loss) and the current price of the risk. The Company reports the net premiums received and receivable on written insured CDS transactions in “Realized gains and other settlements on insured derivatives”. Other changes in fair value of the derivative contracts (which is due primarily to changes in the underlying credit risk of the referenced obligations) are reported in the “Unrealized gains (losses) on insured derivatives”. See “Note 2: Significant Accounting Policies” for further information.

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

2) The model is a well-documented, consistent approach to marking positions that minimizes the level of subjectivity since it was originally developed by Moody’s and has been modified by MBIA. The model structure, inputs and operation are well-documented so there are strong controls around the execution of the model. MBIA has also developed a hierarchy for market-based spread inputs that helps reduce the level of subjectivity, especially during periods of high illiquidity.

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

Refer to “Assumptions” and “Inputs” sections below for further information.

The primary weaknesses of the Company’s CDS modeling techniques are:

1)	There is no market in which to verify the fair values developed by the Company’s model, and at June 30, 2008, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

2)	There is diversity of approach to marking these transactions among the monolines.

3)	The averaging of spreads in the Company’s model and use of a diversity factor rather than a more granular approach to modeling spreads and a dynamic correlation approach may distort results. Neither the data nor the analytical tools exist today to be more specific in the Company’s calculation of fair value.

This approach is used to value almost all of the CDSs on tranched portfolios of credits (“portfolio CDS”) or on senior tranches of CDOs of the insured portfolio. Listed below are various inputs and assumptions that are key within this approach.

Assumptions

The key assumptions of the BET model include:

•	Collateral default probabilities are determined by spreads which are based on market data when available.

•	Collateral in the portfolio is generally considered on an average basis instead of modeling each piece of collateral separately.

•	Correlation is modeled using a diversity score, which is calculated based on rules regarding industry or sector concentrations.

•	Defaults are modeled such that they are spaced evenly over time.

•	Recovery rates are based on historical averages and updated as market evidence warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The main modifications the Company has made to the BET developed by Moody’s are that a) MBIA uses market credit spreads, when available and reliable, to determine default probability instead of using historical loss experience, and b) for collateral pools where the spread distribution is characterized by extremes the Company models each segment of the pool individually instead of using an overall pool average.

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

1)	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available, they are used).

2)	Sector specific spreads (such as dealer provided spread tables by asset class and rating).

3)	Corporate spreads (corporate spread tables based on rating).

4)	Benchmark from most relevant spread source (if no specific spreads are available and corporate spreads are not directly relevant, an assumed relationship will be used between corporate spreads or sector specific spreads and collateral spreads).

For example, if current market based spreads are not available then MBIA utilizes sector specific spreads from spread tables provided by dealers or corporate cash spread tables. The generic spread utilized is based on the nature of the underlying collateral in the deal. Deals with corporate collateral use the corporate spread tables. Deals with asset-backed collateral use one or more of the dealer asset-backed tables as discussed below. If there are no observable market spreads for the specific collateral, and sector-specific and corporate spread tables are not appropriate to estimate the spread of a given type of collateral, the Company uses the fourth alternative in its hierarchy. An example is tranched corporate collateral. In that case MBIA uses corporate spreads as an input and estimates the spread on the tranched position based on an assumed relationship to take account of the tranched structure. In each case the priority is to use information for CDS spreads if available, and cash spreads as a second priority.

Over time the data inputs can change as new sources become available or existing sources are discontinued or are no longer considered to be the most appropriate. It is the objective of the Company to move to higher levels on the hierarchy whenever possible, but it is sometimes necessary to move to lower priority inputs because of discontinued data sources or assessments that the higher priority inputs are no longer considered to be representative of market spreads for a given type of collateral. This can happen, for example, if transaction volume changes such that a previously used spread index is no longer viewed as being reflective of current market levels. The Company believes such a circumstance existed for CMBS collateral in insured CDSs during the first half of 2008. See section “Impact of Current Market Conditions on Data Inputs for CMBS Transactions” below for further discussions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

•

Recovery Rate – Represents the percentage of par to be recovered from asset defaults. MBIA’s recovery rate assumptions are based on historical averages. The Company uses rating agency data and adjusts the reported recovery rates to take account of specific collateral in the insured derivative. Recovery rates for residential mortgage-backed securities (“RMBS”) collateral in the multi-sector CDO portfolio were updated with lower levels in the first quarter of 2008 based on limited market observations. There were no changes to recovery rates in the second quarter of 2008.

The aggregate market value of the entire collateral pool is calculated based on market spreads. The BET model uses the above inputs (collateral spreads, diversity score and recovery rates) along with the transaction structure and subordination level to allocate the total value between the different tranches of the transaction. There can often be several tranches, including multiple subordinated tranches, and the BET can allocate values to each tranche. MBIA only uses the value ascribed to the most senior tranche that is insured by the Company. The level of subordination below the Company’s exposure or credit tranche is a very significant factor that affects the estimated fair values of its exposure as subordination below its exposure absorbs all losses in the transaction’s underlying portfolio before any claim is made on its insurance policy. Most of the Company’s insured structured credit derivatives had subordination at inception of the transaction that was in excess of the then requirements for the most senior triple-A rating within a transaction.

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

The following table presents the net par outstanding as of June 30, 2008 and net unrealized gains (losses) on insured derivatives for the six months ended June 30, 2008 by fair value technique of all insured credit derivatives within the Company’s insurance portfolio.

In millions	% of Net Par Outstanding	Net Par Outstanding	Net Unrealized Gains (Losses)
Binomial expansion valuation model	83.6%	$124,501	$(173)
Specific dealer quotes	0.5	734	(84)
Other	15.9	23,632	4

Total	100.0%	$148,867	$(253)

The Company maintains an ongoing review of its valuation models and has ongoing control and cross-checking procedures for the approval and control of market and portfolio data inputs. During the first six months of 2008, the Company’s review of its valuation approach primarily focused on the source of market credit spreads used in the valuation of its insurance credit derivatives portfolio to ensure that these spreads were indicative of the current market environment, of the asset class of the underlying reference obligations within each transaction, and of the current credit ratings of the underlying reference obligations.

Impact of Current Market Conditions on Data Inputs for CMBS Transactions

Approximately $36 billion of the gross par of transactions subject to SFAS 133 include substantial amounts of CMBS and commercial mortgage collateral. In 2007, the spreads implied by the pricing on the CMBX indices had been used for the spreads on the underlying collateral. In light of the current market conditions, MBIA believes that there was a significant disconnect in the first half of the year between cumulative loss expectations of MBIA and market analysts on underlying commercial mortgages and the loss expectations implied by the CMBX index or the CMBS spread tables the Company had been using. Commercial mortgage securities were experiencing historically low default and loss rates, and all the transactions in MBIA’s portfolio also have performed in line with this, as well as continuing to be rated AAA.

Transaction volume in CMBS and trading activity in the CMBX were both at dramatically lower levels during the first half of the year than they had been in prior periods, and the implied loss rates on underlying mortgages in MBIA’s spread sources of these markets was far higher than that forecast by fundamental researchers and MBIA’s internal analysis. In addition, the implied illiquidity premium on the index, in the context of MBIA’s model, implied that monoline insurers would capture 100% of the changes in spread on the underlying collateral, which has not been the case in other periods of market illiquidity (since monoline insurers have “buy and hold” portfolios, spread changes that reflect illiquidity versus changes in perceived credit fundamentals typically are not reflected in pricing). As a result, the CMBX indices and the CMBS spread tables were deemed to be unreliable model inputs for the purpose of estimating fair value in MBIA’s hypothetical market among monoline insurers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

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

Nonperformance Risk Adjustment

In compliance with requirements of SFAS 157, effective January 1, 2008, the Company updated its valuation methodology for insured credit derivative liabilities to incorporate the Company’s own nonperformance risk. This was calculated by discounting at LIBOR plus MBIA Corp.’s CDS spreads the estimated market value loss on insured CDSs at June 30, 2008. This resulted in a pre-tax $6.5 billion reduction in the fair value of the derivative liability. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis, that the Company will be able to pay all claims when due. For its ceded insured credit derivatives portfolio, the Company also made credit valuation adjustments by incorporating the nonperformance risk of the reinsurer.

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

Effective January 1, 2008, the Company adopted SFAS 159 and did not elect the fair value option for any eligible financial instruments.

The Company previously elected to record at fair value under SFAS 155, certain financial instruments that contained an embedded derivative requiring bifurcation under SFAS 133. These instruments included certain MTNs and certain available-for-sale securities. Management elected to fair value hybrid instruments in those instances where the host contract and the embedded derivative were not separately subject to a hedging relationship.

Changes in fair value of the hybrid instruments, as measured under the fair value provisions of SFAS 155, are reflected in “Net gains (losses) on financial instruments at fair value and foreign exchange”. The contractual interest coupon payments on the MTNs are recorded as “Interest expense” on the Consolidated Statements of Operations.

For the three and six months ended June 30, 2008, the decrease in the fair value of financial assets, which related to hybrid financial instruments, totaled $2.4 million and $4.0 million on a pre-tax basis, respectively, or $1.6 million and $2.6 million on an after-tax basis, respectively. For the three and six months ended June 30, 2008, the changes in fair value of these financial instruments for which the fair value option was elected and the change in fair value that was attributable to changes in instrument-specific credit spreads, or the difference between aggregate contractual principal amounts and fair value, was not material.

For the three and six months ended June 30, 2008, the decrease in fair value of financial liabilities, which related to five MTNs, totaled $14.8 million and $10.8 million on a pre-tax basis, respectively, or $9.6 million and $7.0 million on an after-tax basis, respectively. For the three and six months ended June 30, 2008, the changes in fair value of these MTNs for which the fair value option was elected and the change in fair value was attributable to changes in instrument-specific credit spreads, or the difference between aggregate contractual principal amounts and fair value, was not material.

NOTE 7: Business Segments

MBIA manages its activities primarily through two principal business operations: insurance and investment management services. The Company’s reportable segments within its business operations are determined based on the way management assesses the performance and resource requirements of such operations.

The insurance operations is a reportable segment and provides an unconditional and irrevocable guarantee of the payment of principal of, and interest or other amounts owing on, insured obligations when due or, in the event that MBIA has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by MBIA. MBIA issues financial guarantees for municipal bonds, ABS and MBS, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and pools of corporate and asset-backed bonds, and bonds backed by other revenue sources such as corporate franchise revenues. Additionally, MBIA had insured credit default swaps primarily on pools of collateral, which it considered part of its core financial guarantee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

business. On February 25, 2008, the Company announced that it has ceased insuring new credit derivative contracts except in transactions related to the reduction of existing derivative exposure. In addition, the Company announced that it has suspended the writing of all new structured finance business for approximately six months. This segment includes all activities related to global credit enhancement services provided principally by MBIA Corp.

The Company’s investment management services operations has a substantial asset/liability management portfolio, in which it has issued debt and investment agreements to capital markets and municipal investors, and then purchased assets that largely match the duration of those liabilities, which are insured by MBIA Corp. The ratings downgrades of MBIA Corp. have resulted in a reduction of funding activities. It also provides an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management, LLC (“MBIA Asset Management”) and include cash management, discretionary asset management and fund administration services. The investment management services operations’ reportable segments consist of: asset/liability products, which include investment agreements and MTNs not related to the conduit segment; advisory services, which consist of third-party and related-party fee-based asset management; and conduits.

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

The advisory services segment primarily consists of the operations of MBIA Municipal Investors Service Corporation (“MBIA-MISC”), MBIA Capital Management Corp. (“CMC”) and MBIA Asset Management UK (“AM-UK”). MBIA-MISC provides investment management programs, including pooled investments products and customized asset management services. In addition, MBIA-MISC provides portfolio accounting and reporting for state and local governments, including school districts. MBIA-MISC is a Securities and Exchange Commission (“SEC”)-registered investment adviser. CMC provides fee-based asset management services to the Company, its affiliates and third-party institutional clients. CMC is an SEC-registered investment adviser and Financial Industry Regulatory Authority member firm. AM-UK provides fee-based asset management services to the Company’s foreign insurance affiliates and EAAL, and to third-party institutional clients and investment structures. AM-UK is registered with the Financial Services Authority in the United Kingdom (“U.K.”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following tables summarize the Company’s operations for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30, 2008
In thousands	Insurance	Investment Management Services	Corporate	Eliminations	Derivative Reclassification	Consolidated
Revenues (1)	$425,196	$285,179	$8,570	$—	$(55,651)	$663,294
Realized gains (losses) and other settlements on insured derivatives	—	—	—	—	34,304	34,304
Unrealized gains (losses) on insured derivatives	3,324,313	—	—	—	—	3,324,313
Net realized gains (losses)	22,762	(742,027)	1,509	—	(101,705)	(819,461)
Net gains (losses) on financial instruments at fair value and foreign exchange	102,287	(193,657)	54,450	—	123,705	86,785
Inter-segment revenues (2)	1,250	3,577	(863)	(3,964)	—	—

Total revenues	3,875,808	(646,928)	63,666	(3,964)	653	3,289,235
Interest expense	46,664	174,698	19,956	—	653	241,971
Loss and LAE incurred	22,344	—	—	—	—	22,344
Operating expenses	64,011	18,801	6,755	—	—	89,567
Inter-segment expense (2)	—	5,842	(1,878)	(3,964)	—	—

Total expenses	133,019	199,341	24,833	(3,964)	653	353,882
Income (loss) before taxes	$3,742,789	$(846,269)	$38,833	$—	$—	$2,935,353

Identifiable assets	$16,531,850	$27,020,065	$1,788,266	$—	$—	$45,340,181

	Three months ended June 30, 2007
In thousands	Insurance	Investment Management Services	Corporate	Eliminations	Derivative Reclassification	Consolidated
Revenues (1)	$369,846	$386,269	$11,194	$—	$(29,004)	$738,305
Realized gains (losses) and other settlements on insured derivatives	—	—	—	—	31,571	31,571
Unrealized gains (losses) on insured derivatives	(14,274)	—	—	—	—	(14,274)
Net realized gains (losses)	31,052	(6,097)	(9,437)	—	79	15,597
Net gains (losses) on financial instruments at fair value and foreign exchange	216	6,412	(303)	—	(2,586)	3,739
Inter-segment revenues (2)	1,640	6,505	(455)	(7,690)	—	—

Total revenues	388,480	393,089	999	(7,690)	60	774,938
Interest expense	20,711	341,473	20,182	—	60	382,426
Loss and LAE incurred	20,968	—	—	—	—	20,968
Operating expenses	52,476	18,775	7,276	—	—	78,527
Inter-segment expense (2)	—	6,505	1,185	(7,690)	—	—

Total expenses	94,155	366,753	28,643	(7,690)	60	481,921
Income (loss) before taxes	$294,325	$26,336	$(27,644)	$—	$—	$293,017

Identifiable assets	$12,590,435	$29,825,359	$738,040	$—	$—	$43,153,834

(1)

Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees, and insurance recoveries.

(2)	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivable and payables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Six months ended June 30, 2008
In thousands	Insurance	Investment Management Services	Corporate	Eliminations	Derivative Reclassification	Consolidated
Revenues (1)	$774,124	$646,337	$15,950	$—	$(95,445)	$1,340,966
Realized gains (losses) and other settlements on insured derivatives	—	—	—	—	68,062	68,062
Unrealized gains (losses) on insured derivatives	(252,790)	—	—	—	—	(252,790)
Net realized gains (losses)	42,114	(927,900)	868	—	(101,552)	(986,470)
Net gains (losses) on financial instruments at fair value and foreign exchange	162,058	(139,656)	11,269	—	129,676	163,347
Inter-segment revenues (2)	2,472	9,167	(1,086)	(10,553)	—	—

Total revenues	727,978	(412,052)	27,001	(10,553)	741	333,115
Interest expense	93,411	484,799	40,090	—	741	619,041
Loss and LAE incurred	309,952	—	—	—	—	309,952
Operating expenses	125,832	29,479	13,295	—	—	168,606
Inter-segment expense (2)	—	11,795	(1,242)	(10,553)	—	—

Total expenses	529,195	526,073	52,143	(10,553)	741	1,097,599
Income (loss) before taxes	$198,783	$(938,125)	$(25,142)	$—	$—	$(764,484)

Identifiable assets	$16,531,850	$27,020,065	$1,788,266	$—	$—	$45,340,181

	Six months ended June 30, 2007
In thousands	Insurance	Investment Management Services	Corporate	Eliminations	Derivative Reclassification	Consolidated
Revenues (1)	$736,847	$744,581	$21,066	$—	$(43,592)	$1,458,902
Realized gains (losses) and other settlements on insured derivatives	—	—	—	—	52,723	52,723
Unrealized gains (losses) on insured derivatives	(16,066)	—	—	—	—	(16,066)
Net realized gains (losses)	32,044	4,024	(8,495)	—	1,926	29,499
Net gains (losses) on financial instruments at fair value and foreign exchange	3,855	(11,617)	(166)	—	(12,250)	(20,178)
Inter-segment revenues (2)	1,411	12,788	(937)	(13,262)	—	—

Total revenues	758,091	749,776	11,468	(13,262)	(1,193)	1,504,880
Interest expense	42,447	655,888	40,361	—	(1,193)	737,503
Loss and LAE incurred	41,452	—	—	—	—	41,452
Operating expenses	101,674	37,818	16,375	—	—	155,867
Inter-segment expense (2)	—	12,721	541	(13,262)	—	—

Total expenses	185,573	706,427	57,277	(13,262)	(1,193)	934,822
Income (loss) before taxes	$572,518	$43,349	$(45,809)	$—	$—	$570,058

Identifiable assets	$12,590,435	$29,825,359	$738,040	$—	$—	$43,153,834

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following table summarizes the segments within the investment management services operations for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30, 2008
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$250,237	$12,378	$26,141	$—	$288,756
Net realized gains (losses)	(741,942)	(85)	—	—	(742,027)
Net gains (losses) on financial instruments at fair value and foreign exchange	(197,383)	(11)	3,737	—	(193,657)
Inter-segment revenues (2)	1,222	5,537	—	(6,759)	—

Total revenues	(687,866)	17,819	29,878	(6,759)	(646,928)
Interest expense	155,947	—	19,282	—	175,229
Operating expenses	10,184	9,941	3,987	—	24,112
Inter-segment expenses (2)	4,511	2,073	175	(6,759)	—

Total expenses	170,642	12,014	23,444	(6,759)	199,341

Income (loss) before taxes	$(858,508)	$5,805	$6,434	$—	$(846,269)

Identifiable assets	$23,895,126	$39,223	$3,084,786	$930	$27,020,065

	Three months ended June 30, 2007
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$322,432	$12,509	$57,833	$—	$392,774
Net realized gains (losses)	(5,842)	(6)	(249)	—	(6,097)
Net gains (losses) on financial instruments at fair value and foreign exchange	5,242	(39)	1,209	—	6,412
Inter-segment revenues (2)	2,213	5,769	—	(7,982)	—

Total revenues	324,045	18,233	58,793	(7,982)	393,089
Interest expense	291,303	—	50,211	—	341,514
Operating expenses	9,931	10,806	4,502	—	25,239
Inter-segment expenses (2)	4,624	1,940	1,237	(7,801)	—

Total expenses	305,858	12,746	55,950	(7,801)	366,753

Income (loss) before taxes	$18,187	$5,487	$2,843	$(181)	$26,336

Identifiable assets	$25,416,187	$43,858	$4,647,067	$(281,753)	$29,825,359

(1)	Represents the sum of third-party interest income, investment management services fees and other fees.
(2)	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Six months ended June 30, 2008
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$560,530	$23,684	$71,290	$—	$655,504
Net realized gains (losses)	(927,805)	(95)	—	—	(927,900)
Net gains (losses) on financial instruments at fair value and foreign exchange	(138,175)	8	(1,489)	—	(139,656)
Inter-segment revenues (2)	2,516	11,644	—	(14,160)	—

Total revenues	(502,934)	35,241	69,801	(14,160)	(412,052)
Interest expense	425,870	—	59,534	—	485,404
Operating expenses	18,468	16,067	6,134	—	40,669
Inter-segment expenses (2)	9,657	4,028	475	(14,160)	—

Total expenses	453,995	20,095	66,143	(14,160)	526,073

Income (loss) before taxes	$(956,929)	$15,146	$3,658	$—	$(938,125)

Identifiable assets	$23,895,126	$39,223	$3,084,786	$930	$27,020,065

	Six months ended June 30, 2007
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$614,416	$26,426	$116,527	$—	$757,369
Net realized gains (losses)	4,275	(2)	(249)	—	4,024
Net gains (losses) on financial instruments at fair value and foreign exchange	(10,557)	(40)	(1,020)	—	(11,617)
Inter-segment revenues (2)	4,406	10,851	511	(15,768)	—

Total revenues	612,540	37,235	115,769	(15,768)	749,776
Interest expense	555,034	—	100,975	—	656,009
Operating expenses	17,667	23,612	9,139	—	50,418
Inter-segment expenses (2)	8,838	3,632	2,563	(15,033)	—

Total expenses	581,539	27,244	112,677	(15,033)	706,427

Income (loss) before taxes	$31,001	$9,991	$3,092	$(735)	$43,349

Identifiable assets	$25,416,187	$43,858	$4,647,067	$(281,753)	$29,825,359

(1)	Represents the sum of third-party interest income, investment management services fees and other fees.
(2)	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

A portion of financial guarantee premiums and revenues on insured derivatives reported within the insurance segment are generated outside the U.S. The following table summarizes financial guarantee net premiums earned and revenues earned on insured derivatives by geographic location of risk for the three and six months ended June 30, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	2nd Quarter		Year-to-date
In millions	2008	2007	2008	2007
Total premiums earned:
United States	$212	$161	$349	$318
United Kingdom	11	11	22	21
Europe (excluding United Kingdom)	8	7	18	14
Internationally diversified	17	25	35	45
Central and South America	15	8	26	17
Asia	8	8	15	16
Other	5	4	8	8

Total	$276	$224	$473	$439

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

In thousands	2Q 2008	1Q 2008
Case basis loss and LAE reserves:
Beginning balance	$1,329,863	$911,880
Less: reinsurance recoverable	107,783	82,041

Net beginning balance	1,222,080	829,839

Case basis transfers from unallocated loss reserve related to:
Current year	6,788	461,822
Prior years	8,380	47,814

Total	15,168	509,636

Net paid (recovered) related to:
Current year	94,313	3,948
Prior years	104,229	113,447

Total net (recovered) paid	198,542	117,395

Net ending balance	1,038,706	1,222,080
Plus: reinsurance recoverable	72,556	107,783

Case basis loss and LAE reserve ending balance	1,111,262	1,329,863

Unallocated loss reserve:
Beginning balance	212,515	434,543
Losses and LAE incurred	22,344	287,608
Transfers to case basis and LAE reserves	(15,168)	(509,636)

Unallocated loss reserve ending balance	219,691	212,515

Total	$1,330,953	$1,542,378

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The unallocated loss reserve approximated $220 million as of June 30, 2008, which represents the Company’s estimate of losses, associated with credit deterioration, that have occurred in the Company’s insured portfolio but have not been specifically identified and is available for future case-specific activity. In the first six months of 2008, additions to case basis reserves related to MBIA’s insured exposure to prime, second-lien RMBS transactions consisting of home equity lines of credit and closed-end second-lien mortgages totaled $639 million. The Company incurred $310 million of loss and loss adjustment expenses for the six months ended June 30, 2008. Of the $310 million, $45 million was based on the Company’s loss factor of 14.5% of the insurance segment’s scheduled net earned premium and $265 million represented additional loss and loss adjustment expenses related to insured RMBS exposure.

Total net paid activity for the six months ended June 30, 2008 of $316 million primarily related to insured obligations within MBIA’s RMBS and manufactured housing sectors. The Company had salvage and subrogation receivables of $223 million as of June 30, 2008 included in “Other assets.” Amounts due to reinsurers related to salvage and subrogation totaled $10 million as of June 30, 2008 and are included in “Other liabilities.”

NOTE 9: Income Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30
In millions	2008		2007
Pre-tax income from continuing operations	$2,935		$293
Provision for income taxes	1,235	42.1%	81	27.7%

	Six months ended June 30
In millions	2008		2007
Pre-tax income from continuing operations	$(765)		$570
Provision for income taxes	(58)	7.6%	160	28.0%

The Company’s effective tax rate for the quarter was primarily a result of the mark-to-market net gains recorded on the Company’s derivatives portfolio. For the six months ended June 30, 2008, the Company has recorded mark-to-market net losses which are treated as discrete items for purposes of calculating its full year effective tax rate. As such, the tax benefit related to the net mark-to-market losses for the six months ended June 30, 2008, calculated at the statutory tax rate of 35%, is an adjustment to the annual effective tax rate that the Company has estimated for all other pre-tax income. Given its inability to estimate the mark-to-market losses for the full year of 2008, which directly affects the Company’s ability to estimate pre-tax results and the related effective tax rate for the full year of 2008, the Company believes that it is appropriate to treat the mark-to-market net losses as a discrete item for purposes of calculating the effective tax rate for the quarter. Further changes in the fair value of the Company’s derivative portfolio during 2008 will impact the Company’s annual effective tax rate.

In addition, the Company’s effective tax rate for the quarter has been impacted by the valuation allowance recorded against the deferred tax asset attributable to the capital losses recognized in connection with the repositioning of the asset/liability products segment’s investment portfolio.

Deferred Tax Asset, Net of Valuation Allowance

A valuation allowance is required to reduce a potential deferred tax asset when it is more likely than not that all or a portion of the potential deferred tax asset will not be realized. All evidence, both positive and negative, needs to be identified and considered in making the determination. Future realization of the existing deferred tax asset ultimately depends on the existence of sufficient taxable income of appropriate character (for example, ordinary versus capital) within the carryback or carryforward period available under the tax law. At June 30, 2008, the Company has reported a net deferred tax asset of $1.5 billion primarily related to mark-to-market losses and net capital losses recorded on the Company’s derivative and investment portfolios, respectively. Included in the net deferred tax asset of $1.5 billion is a valuation allowance of $199 million established in the quarter resulting from the capital losses recognized in connection with the repositioning of the asset/liability products segment’s investment portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Mark-to-market Adjustment on Credit Derivative Contracts

Approximately $1.4 billion of the net deferred tax asset was a result of the cumulative mark-to-market losses of $3.9 billion, primarily related to insured credit derivatives. The Company believes that it is more likely than not that its total $1.4 billion in deferred tax assets associated with the mark-to-market losses of $3.9 billion will be realized as the Company expects the mark-to-market losses to substantially reverse over time, at which point the related deferred tax asset will reverse. As such, no valuation allowance with respect to this item was established. In its conclusion, the Company considered the following evidence (both positive and negative):

•

Due to the long-tail nature of the financial guarantee business, it is important to note that the Company, even without regard to any new business, will have a steady stream of scheduled premium earnings with respect to the existing insured portfolio. The Company’s announcement in February 2008 of a six-month suspension in writing new structured finance transactions and a complete exit from the insurance of credit derivatives would not have an impact on the expected earnings related to the existing insured portfolio (i.e. the “back-book” business). Although the Company expects the majority of the mark-to-market adjustment to reverse at maturity, the Company performed a taxable income projection in a hypothetical extraordinary loss/impairment scenario in which the entire cumulative mark-to-market adjustment to date became fully impaired triggering deductible losses for tax purposes. In this analysis, the Company concluded that premium earnings, even without regard to any new business, combined with investment income, less deductible expenses, will be sufficient to recover the deferred tax asset of $1.4 billion. Some of the other key assumptions were:

•	Hypothetical extraordinary loss/impairment of $3.9 billion which is equal to the cumulative mark-to-market losses to date;

•	Built-in taxable income of contingency reserve deductions under Section 832(e)(5) of the Internal Revenue Code;

•	A haircut applied to back-book earned premium on future installments based on recent data; and

•	Recoupment of net operating losses through a two-year carryback as permitted under the current tax law.

•

The Company’s decision to eliminate the current dividend on its common stock and raise $2.6 billion in additional capital in January and February of 2008 is not a result of lack of liquidity in terms of working capital but rather was to meet the ratings agencies’ additional capital requirement in order to preserve the Company’s triple-A rating. While the Company was not able to retain its triple-A rating, the downgrade does not have a material impact to its earnings on the back-book insured portfolio which the Company believes will be sufficient to absorb losses in the event that the cumulative mark-to-market losses became fully impaired.

•

The Company believes that the recent ratings downgrade by S&P and Moody’s will not have a material impact to the Company’s earnings on its back-book insured portfolio. With respect to installment policies, the Company generally does not have an automatic cancellation provision solely in connection with ratings downgrades. For purposes of projecting future taxable income, the Company has applied a haircut to account for the cancellation of future installment premiums based on recent data. With regard to upfront policies, to the extent that the issuer chooses to terminate a policy, any unearned premium reserve with respect to that particular policy will be accelerated and earned (i.e. refundings).

•

The Company treats the CDS contracts as insurance contracts for U.S. tax purposes. The Company provides an insurance wrap with respect to CDS contracts written by LaCrosse Funding Products LLC (“LaCrosse”). While LaCrosse’s financial information is consolidated into MBIA’s GAAP financials based on the FIN 46 criteria, MBIA does not hold any equity interest with respect to LaCrosse. MBIA’s income derived from CDS contracts is treated as premium income for statutory income purposes. In the event that there is a default in which MBIA is required to pay claims on such CDS contracts, the Company believes that the losses should be characterized as an ordinary loss for tax purposes and, as such, the event or impairment will be recorded as case reserves for statutory accounting purposes in recognition of the potential claim payment. For tax purposes, MBIA follows the statutory accounting principle as the basis for computing its taxable income. Because the federal income tax treatment of CDSs is an unsettled area of tax law, in the event that the Internal Revenue Service has a different view in which the losses are considered capital losses, the Company may have to establish a valuation allowance against the deferred tax asset that would have a material adverse effect on MBIA’s financial condition.

Capital Losses Recognized due to the Reposition of the Asset/Liability Products Segment’s Investment Portfolio

The remaining deferred tax asset of $111 million represents the expected capital loss carryforward (after the allowable three-year carryback and expected capital gains) for 2008 attributable to the losses realized in connection with the repositioning of the asset/liability products segment’s investment portfolio. The $111 million is net of a valuation allowance. On a gross basis, the deferred tax asset is $310 million and the valuation allowance is $199 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Unrealized Losses on FAS 115 Securities

At June 30, 2008, the Company has approximately $1.5 billion in unrealized losses, the majority of which are related to fixed-income securities. The Company has approximately $507 million in deferred tax asset related to such unrealized losses. The Company expects, based on ability and intent, to hold these investment until maturity. As such, the Company expects the recovery of the value of these securities to par and the related deferred tax asset will reverse over the life of the securities.

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax asset, net of the valuation allowance, as of June 30, 2008. The Company continues to assess the need for additional valuation allowances as additional evidence becomes available.

Uncertain Tax Positions

MBIA’s major tax jurisdictions include the U.S., the U.K. and France. MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. U.S. federal income tax returns have been examined through 2005 by the Internal Revenue Service. The U.K. tax matters have been concluded through 2004. The former U.K. branch of MBIA Assurance S.A., which is now part of UK Insurance Ltd. is currently under inquiry for the 2005 tax year, which is expected to be concluded in the year-end of 2008. The French tax authority has concluded the examination through the 2003 tax year with the issue on the recognition of premium income for tax purposes pending resolution, as discussed below.

In April 2005, the French tax authority commenced an examination of the Company’s French tax return for 2002 and 2003. Upon completion of the audit, the Company received a notice of assessment in which the French tax authority has accelerated the manner in which the Company recognizes earned premium for tax purposes, contrary to the French statutory method. The Company has protested and has filed for an appeal with respect to the assessment and the Company’s position is currently under review. Due to the uncertainty surrounding the outcome of the examination, the Company accrued the potential tax liability relating to the French tax audit for all open tax years through 2007 prior to the adoption of FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”. The total amount accrued with respect to the uncertain tax position is approximately $23 million, as updated and the related interest and penalties is approximately $3 million, as updated. The Company is currently actively pursuing to resolve the matter within the next twelve months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

On February 25, 2008 and March 6, 2008, two more putative shareholder class action lawsuits against MBIA and certain of its current and former officers – Teamsters Local 807 Labor Management Pension Fund v. MBIA Inc. et al., No. 08-CV-1845 and Kosseff v. MBIA, Inc. et al., No. 08-CV-2362 – were filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. The allegations of the Teamsters and the Kosseff complaints are substantially similar to the allegations of the Schmalz complaint, except that the class period in the Teamsters complaint runs from October 26, 2006, to January 9, 2008. The Schmalz, Teamsters and Kosseff complaints were consolidated in the United States District Court for the Southern District of New York as In re MBIA, Inc., Securities Litigation (Case No. 08 CV 264(KMK); S.D.N.Y.) The Company anticipates that the lead plaintiff will file an amended and consolidated complaint.

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

The Company has received subpoenas or informal inquiries from a variety of regulators, including the SEC, the Securities Division of the Secretary of the Commonwealth of Massachusetts, and other states’ regulatory authorities, regarding a variety of subjects, including disclosures made by the Company to underwriters and issuers of certain bonds, the Warburg Pincus transaction, the Company’s announcement of preliminary loss reserve estimates on December 10, 2007 related to the Company’s RMBS exposure, disclosures regarding the Company’s CDO exposure, the Company’s communications with rating agencies, and the methodologies used by rating agencies for determining the credit rating of municipal debt. The Company is cooperating fully with each of these regulators and is in the process of satisfying all such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

On July 23, 2008, the City of Los Angeles, California filed two complaints in the Superior Court of the State of California for the County of Los Angeles against the Company and certain other financial institutions and bond insurers alleging violations of California antitrust laws. The first complaint alleged the following violations by bond insurers, including the Company, AMBAC Financial Group, Inc., XL Capital Assurance Inc., ACA Financial Guaranty Corp., Financial Guaranty Insurance Company and CIFG Assurance North America, Inc.: (i) a conspiracy to promote a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) a fraudulent failure to disclose risk to the bond insurers’ credit worthiness due to subprime exposure and (iii) breach of bond insurance contracts by insuring subprime debt which jeopardized the bond insurers’ credit ratings. The second complaint, which named as defendants certain other financial institutions as well as bond insurers, including the Company, AMBAC Financial Group, Inc., Financial Security Assurance, Inc., Financial Guaranty Insurance Company and Security Capital Assurance Inc., alleged violations of California antitrust laws through bid-rigging in the sale of municipal derivatives to municipal bond insurers. On July 23, 2008, the City of Stockton, California also filed a complaint in the Superior Court of the State of California for the County of San Francisco against the bond insurers named in the first City of Los Angeles complaint alleging violations substantially similar to those alleged in that complaint.

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

OVERVIEW

MBIA has the largest financial guarantee insurance business in the industry and a substantial asset/liability management program. It also provides asset management and other specialized financial services. Our insurance and funding programs have historically depended upon triple-A ratings. The events and process leading to the loss of those ratings in the second quarter of 2008 resulted in a dramatic reduction in the Company’s insurance and funding activities. We are currently evaluating our business model, and may pursue a different set of strategies in the future. MBIA manages its activities primarily through two principal business operations: insurance and investment management services. The Company’s corporate operations include revenues and expenses that arise from general corporate activities. The Company’s results of operations for the three and six months ended June 30, 2008 and 2007 are discussed in the “Results of Operations” section included herein.

Insurance Operations

MBIA’s insurance operations have been principally conducted through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). MBIA Corp.’s guarantees insure municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and pools of corporate and asset-backed bonds, and bonds backed by other revenue sources such as corporate franchise revenues. Additionally, MBIA Corp. has insured credit default swaps (“CDSs”) primarily on pools of collateral, which it previously considered part of its core financial guarantee business. The pools of collateral are primarily made up of corporate obligations, but also include commercial and residential mortgage-backed securities-related assets. The financial guarantees issued by MBIA Corp. provide an unconditional and irrevocable guarantee of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by MBIA Corp.

On February 25, 2008, the Company announced that it had ceased insuring new credit derivative contracts except in transactions related to the reduction of existing derivative exposure. In addition, the Company announced that it has suspended the writing of all new structured finance business for approximately six months. Currently, the structured finance industry is generating very little new business, and it is uncertain how or when the Company may re-engage this market. The municipal bond market has also seen a drop in the demand for bond insurance, but the Company expects to compete for this business in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Management Services Operations

MBIA’s investment management services operations has a substantial asset/liability management portfolio, in which it has issued debt and investment agreements to capital markets and municipal investors and then purchased assets that largely match the duration of those liabilities, which are insured by MBIA Corp. The ratings downgrades of MBIA Corp. have resulted in a reduction of funding activities. Our investment management services operations also provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily through wholly owned subsidiaries of MBIA Asset Management, LLC (“MBIA Asset Management”) and include cash management, discretionary asset management and fund administration services.

Financial Strength Credit Ratings

MBIA Inc.’s and MBIA Corp.’s current financial strength ratings from Standard and Poor’s Corporation (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and Fitch, Inc. (“Fitch”) are summarized below:

Agency	Ratings	Outlook
(MBIA Inc./MBIA Corp.)

S&P	A-/AA	Credit Watch with negative implications

Moody’s	Baa2/A2	Negative outlook

Fitch	Withdrawn	Withdrawn

A brief summary of recent ratings actions from S&P, Moody’s and Fitch follows:

S&P

On February 25, 2008, S&P affirmed the AAA insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the AA- rating of MBIA Inc.’s senior debt and the AA ratings of MBIA Corp.’s North Castle Custodial Trusts I-VIII. S&P’s outlook for these ratings was negative.

On June 5, 2008, S&P downgraded the insurance financial strength ratings of MBIA Corp. and its insurance affiliates to AA from AAA, MBIA Inc.’s senior debt to A- from AA- and MBIA Corp.’s North Castle Custodial Trusts I-VIII to A- from AA. The ratings remain on Credit Watch with negative implications.

Moody’s

On February 26, 2008, Moody’s affirmed the Aaa insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the Aa2 ratings of MBIA Corp.’s Surplus Notes and the Aa3 ratings of the junior obligations of MBIA Corp. and the senior debt of MBIA Inc. Moody’s outlook for these ratings was negative.

On June 19, 2008, Moody’s downgraded the insurance financial strength ratings of MBIA Corp. and its insurance affiliates to A2 from Aaa, MBIA Inc.’s senior debt to Baa2 from Aa3 and MBIA Corp.’s Surplus Notes to Baa1 from Aa2. Moody’s outlook for these ratings is negative.

Fitch

On March 7, 2008, MBIA requested that Fitch withdraw its insurer financial strength ratings for MBIA Corp. and its insurance affiliates. In addition, MBIA requested that Fitch continue to rate the outstanding debt obligations of MBIA Corp. and MBIA Inc. In conjunction with the above, MBIA also requested that Fitch cease utilizing and destroy all non-public information that MBIA supplied on transactions that Fitch did not rate. Fitch’s ratings process differs in many significant respects from those of the other rating agencies, which affects how investors assess value. Fitch’s coverage of the underlying credit quality of the transactions that MBIA insures is limited, and in turbulent times, the impact of this difference becomes significant, raising the risk of misinterpretation.

On March 24, 2008, Fitch stated that it planned to maintain its insurer financial strength and debt ratings on MBIA Inc. and its subsidiaries, despite MBIA’s request to withdraw the insurer financial strength ratings for MBIA Corp. and its insurance affiliates and MBIA’s request for Fitch to cease utilizing and return or destroy all non-public information. Fitch stated that, due to MBIA’s decision to stop providing non-public information about its portfolio, it may not be able to maintain the insurer financial strength ratings for MBIA Corp. and its insurance affiliates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On April 4, 2008, Fitch downgraded the insurer financial strength ratings of MBIA Corp. and its subsidiaries to AA from AAA and the long-term rating of MBIA Inc. to A from AA. Fitch’s outlook for these ratings was negative.

On June 26, 2008, Fitch withdrew all of its outstanding ratings on MBIA Inc., MBIA Corp. and its insurance affiliates.

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

During the first six months of 2008, several monoline financial guarantee insurers have been downgraded by one or more of the major rating agencies, while others have maintained their triple-A insurance financial strength ratings. Subsequent to June 30, 2008, the two remaining significant triple-A monoline financial guarantee insurers have also been assigned a “Review for Possible Downgrade” status. A new triple-A financial guarantee insurer began competing in the municipal finance market during the first quarter of 2008. The recent ratings actions by the major rating agencies, as described above and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, have adversely affected MBIA Corp.’s ability to attract new financial guarantee business and compete with those competitors that have or are anticipated to experience less severe negative ratings actions. As a result, MBIA Corp.’s market share of all financial guarantee insurance provided to the new issue U.S. municipal finance market decreased to approximately 2.6% for the six months ended June 30, 2008 compared with approximately 22.4% for the six months ended June 30, 2007. Additionally, MBIA Corp. did not underwrite any non-U.S. public finance transactions in the six months ended June 30, 2008. MBIA Corp. did not compete in the structured finance market for most of the first half of 2008 as a result of our previously announced decision to suspend the writing of all new structured finance business for approximately six months from the end of February 2008.

The asset/liability products segment of our investment management services operations issues investment agreements and medium-term notes that are guaranteed by MBIA Corp. Assets purchased with the proceeds of investment agreements and medium-term notes, which consist of investment-grade securities with a minimum average double-A credit quality rating, are pledged to MBIA Corp. as security for its guarantees. The downgrades of MBIA Corp. by the rating agencies and the resulting decrease in demand for MBIA-insured obligations have significantly adversely affected our ability to issue new investment agreements and medium-term notes.

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

Each quarter the Company calculates its provision for the unallocated loss reserve as a fixed percent of scheduled net earned premium of the insurance operations. Prior to the first quarter of 2008, scheduled net earned premium of the insurance operations included premiums from our non-derivative insured portfolio and from our insured derivative portfolio. Effective January 1, 2008, premiums from insured derivative contracts are no longer included as part of scheduled net earned premium but are rather reported as part of “Realized gains (losses) and other settlements on insured derivatives.” As a result, we have increased our loss factor to 14.5% from 12% in order to maintain a loss and LAE provision consistent with that calculated using historical scheduled net earned premium.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Annually, the Loss Reserve Committee evaluates the appropriateness of this fixed percent loss factor. In performing this evaluation, the Loss Reserve Committee considers the composition of the Company’s insured portfolio by municipal sector, structured asset class, remaining maturity and credit quality, along with the latest industry data, including historical default and recovery experience for the relevant sectors of the fixed-income market. In addition, the Company considers its own historical loss activity and how those losses develop over time. The Loss Reserve Committee reviews the results of its annual evaluation over a period of several years to determine whether any long-term trends are developing that indicate the loss factor should be increased or decreased. Therefore, case basis reserves established in any year may be above or below the loss factor without requiring an increase or decrease to the loss factor. However, if a catastrophic or unusually large loss occurred in a single year, the Loss Reserve Committee would consider taking an immediate charge through “Losses and loss adjustment expenses” and possibly also increase the loss factor in order to maintain an adequate level of loss reserves.

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

During the six months ended June 30, 2008 and 2007, the Company’s loss and LAE provision for the unallocated loss reserve, based on the respective loss factor, was $45 million and $41 million, respectively. The provisions recorded for each year represent loss and loss adjustment expenses as reported on the Company’s statements of operations. However, as a result of the continued stress in the mortgage markets and an increase in defaults on mortgage-backed securities, in the first quarter of 2008, the Company recorded $265 million of additional loss and LAE to increase loss reserves on its residential mortgage-backed securities (“RMBS”) exposure. Therefore, loss and loss adjustment expenses for the first six months of 2008 totaled $310 million. We believe that the current loss factor of 14.5% provides an adequate reserve for probable losses in our non-derivative insured portfolio, excluding the RMBS exposure that we have separately reserved for in the fourth quarter of 2007 and the first quarter of 2008.

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

Given the increased level of specific case basis losses recorded in the last several years, such as those related to our RMBS exposure, if none of the other variables used in deriving the loss factor had changed, the Company’s cumulative loss factor through June 30, 2008 would approximate 30%, which would have generated loss and LAE of $92 million for the six months ended June 30, 2008. However, another variable that changed over the last several years and that affects the determination of the loss factor is the mix of business among different sectors. During the last several years, the Company has ceased writing business in certain sectors in which loss experience has been high relative to its total portfolio, such as tax liens, lower rated high-yield collateralized bond obligations, manufactured housing and certain direct corporate obligations, which offset the impact that the higher case basis incurred activity would have on the loss factor. Excluding actual loss experience incurred in the sectors listed above and the reserves established for RMBS exposure in 2007 and 2008 in addition to its loss factor, the Company’s cumulative loss factor through June 30, 2008 would approximate 10%, which would have generated loss and LAE of $30 million for the six months ended June 30, 2008. Also mitigating the impact of higher case basis incurred activity is the improvement in the overall credit quality of the non-derivative insured portfolio, with a greater percentage of the non-derivative insured portfolio rated A or above over the past few years.

Considering all of the assumptions used in the assessment of the adequacy of the loss factor, including the higher case basis incurred activity and the offsetting effect of observed changes in the variables described above, the Company believes that its current loss factor of 14.5% continues to represent a reasonable estimate of losses that have occurred or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. In addition, the Company believes that the amount of unallocated loss reserves recorded on its balance sheet at June 30, 2008 are adequate to cover specific losses that may develop from its existing insured portfolio. We do not believe that reasonably likely changes in the assumptions used to calculate the loss factor and the unallocated loss reserves would have a material impact on the amount of our unallocated loss reserves.

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

In the first six months of 2008, additions to case basis reserves related to our RMBS exposure totaled $639 million, which represented the majority of our case basis activity for the period. The increase of $129 million from the first quarter of 2008 is primarily offset by the establishment of salvage and subrogation receivables of $116 million as of June 30, 2008, which is included in “Other Assets”.

In determining case basis reserves recorded in the first six months of 2008, including the $265 million of additional loss reserves recorded in the first quarter of 2008 related to our RMBS exposure, the Company employed a multi-step process using a proprietary cash flow model and a commercially available model, which were used to analyze various collateral performance scenarios and assumptions. The cash flow models used current underlying loan delinquencies and assumptions about future loan delinquencies to project future loan defaults and ultimate cumulative net losses for transactions. The Company establishes a case basis reserve for any transaction to the extent that cumulative loan losses exceed available credit support after application of the models.

The following are the principle assumptions used with respect to the underlying loans to analyze the projected performance of a transaction:

•

We assumed that loans reported as delinquent as of the end of the fourth quarter of 2007 and the first quarter of 2008 would default during the following six months at an assumed default rate based on the number of days that the loan was delinquent at such time (the “Roll Rate Default Methodology”).

•

We generally assumed that loans that were between 30 and 60 days delinquent would default at a rate of 45%, loans that were between 60 and 90 days delinquent would default at a rate of 60%, and loans that were 90 days or more delinquent would default at a rate of 100% (each a “delinquency bucket”).

•

In all instances for loans that were not reported as delinquent as of the end of the respective reporting dates, we forecast losses beginning in month seven of the forecast using a conditional default rate (“CDR”). A CDR is an estimate of the percent of performing loans in a pool of loans that are expected to default during a given time period.

•

For 2007 vintage transactions with more limited performance history, the assumed CDR was equal to the greater of the observed one- or three-month average CDR and a hypothetical CDR determined using the Roll Rate Default Methodology.

•	The CDRs described above were held at constant rates for 18 months before decreasing over time.

•	We assumed servicer advances for delinquent loans to be zero.

•	We assumed that all defaulted loans will result in a total loss of principal after a six-month liquidation period.

In addition, for transactions secured by home equity lines of credit (“HELOCs”), the model considered borrower draws and repayment rates. For HELOCs, the current three-month average draw rate was used to project future draws on the line. For HELOCs and transactions secured by fixed rate closed-end second mortgages (“CES”), the three-month average conditional repayment rate (“CRR”) was used to project voluntary principal repayments. A one-month average CRR was used when a three-month was not available. Cash flows also assumed a constant basis spread between floating rate assets and floating rate insured debt obligations (the difference between Prime and LIBOR interest rates, minus any applicable fees). For all transactions, cash flows considered allocations and other structural aspects of a transaction, including managed amortization periods, rapid amortization periods and claims against MBIA’s insurance policy consistent with such policy’s terms and conditions.

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

However, additional case basis loss and LAE reserves of approximately $573 million would be required in the event that the period of elevated roll rates and CDRs were to increase by six months followed by a twelve-month lengthening of the period during which CDR rates are assumed to decrease. Such an addition to case basis loss and LAE reserves would likely require loss and LAE in excess of the expense resulting from our loss factor. We monitor portfolio performance on a monthly basis against projected performance, reviewing delinquency, default and CDR trends. In the event of a material deviation in actual performance from projected performance, we would increase case loss reserves accordingly.

As of June 30, 2008, the Company’s total net loss reserves of $1.3 billion represent 0.16% of its outstanding non-derivative net debt service insured of $828 billion. We believe that these reserves are adequate to cover ultimate net losses. Given that the reserves are based on estimates, there can be no assurance that the ultimate liability will not exceed such estimates resulting in the Company recognizing additional loss and loss adjustment expense in earnings. While the underlying principles applied to loss reserving are consistent across the financial guarantee industry, differences exist with regard to the methodology and measurement of loss reserves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Alternative methods may produce different estimates than the method used by the Company. Additionally, the accounting for non-derivative financial guarantee loss reserves is subject to change. See the “Recent Accounting Pronouncements” section included herein. Also, see “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2007 for a description of the Company’s loss and loss adjustment expense accounting policy.

Valuation of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation models that require more judgment. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions in general.

The Company has categorized its financial instruments measured at fair value into a three-level classification in accordance with Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, and fair value measurements of financial instruments that have no direct observable inputs are generally categorized as Level 3. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management.

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

Derivatives

MBIA has entered into derivative transactions as an additional form of financial guarantee and for purposes of hedging risks associated with existing assets and liabilities and forecasted transactions. CDS contracts are also entered into in the investment management services operations to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business. The Company accounts for derivative transactions in accordance with SFAS 133, which requires that all such transactions be recorded on the Company’s balance sheet at fair value. The fair value of derivative instruments is determined as the amount that would be received to sell the derivative when in an asset position or transfer the derivative when in a liability position. Changes in the fair value of derivatives, exclusive of insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive loss,” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge.

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

Under a principal protection fund program, MBIA’s insurance operations guaranteed the return of principal to investors. Structurally, MBIA is protected by a portion of the portfolio that is rebalanced daily to match the present value of MBIA’s guarantee. As of June 30, 2008, the maximum amount of future payments that the Company would be required to make under these guarantees was $177 million. The Company has not made any payments to date relating to these guarantees and the mark-to-market gains (losses) on these derivatives for the years ended 2005, 2006 and 2007 were $0, reflecting the extremely remote likelihood that MBIA will incur a loss.

A portion of MBIA’s insured CDS contracts require that MBIA make payments for losses of the principal outstanding of contracts only once a predetermined deductible has been eroded through collateral losses. The total notional amount and maximum payment obligation under these contracts as of June 30, 2008 was $81 billion. Contracts executed in this manner largely consist of investment grade corporate debt collateralized debt obligations (“CDOs”), structured commercial mortgage-backed securities (“CMBS”) pools and, to a lesser extent, multi-sector CDO-squared transactions. As of June 30, 2008, the Company had not made any payments on these transactions.

The total changes in fair value of the insured derivatives are recorded in “Net change in fair value of insured derivatives.” “Realized gains (losses) and other settlements on insured derivatives” include (i) net premiums received and receivable on written CDS contracts, (ii) net premiums paid and payable on purchased CDS contracts, (iii) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event, (iv) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event and (v) fees relating to CDS contracts. Losses payable and losses recoverable reported in “Realized gains and other settlements on insured derivatives” include claims payable and recoveries thereof, respectively, only after a credit event has occurred that would require a payment under contract terms. The “Unrealized gains (losses) on insured derivatives” include all other changes in fair value of the derivative contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In determining fair value, we use various valuation approaches with priority given to observable market prices when they are available. Market prices are generally available for traded securities and market standard CDSs but are less available or unavailable for highly-customized CDSs. Most of the derivative contracts we insure are structured credit derivative transactions that are not traded and do not have observable market prices. Typical market CDSs are standardized, liquid instruments that reference tradable securities such as corporate bonds that also have observable prices. These market standard CDSs also involve collateral posting, and upon a default of the reference bond, can be settled in cash.

In contrast, our insured CDS contracts do not contain the typical CDS market standard features as described above but have been customized to replicate our financial guarantee insurance policies. Our insured derivative instruments provide protection on a specified or managed pool of securities or CDS with a deductible or subordination level. We are not required to post collateral, and upon default of the underlying reference obligation, we make payments on a “pay-as-you-go” basis for any underlying reference obligation only after the subordination in a transaction is exhausted (except in the case of the insolvency of or payment default by MBIA Insurance Corporation when the contracts call for accelerated settlement).

Our payment obligations after a default vary by deal and by insurance type. There are three primary types of policy payment requirements:

(i)	timely interest and ultimate principal;

(ii)	ultimate principal only at final maturity; and

(iii)	payments upon settlement of individual collateral losses as they occur upon erosion of deal deductibles.

Our insured credit derivative policies are structured to prevent large one-time claims upon an event of default and to allow for payments over time (i.e. “pay-as-you-go” basis) or at final maturity. Also, each insured CDS we enter into is governed by a single transaction International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement relating only to that particular transaction/insurance policy. There is no requirement for mark-to-market termination payments, under most monoline standard termination provisions, upon the early termination of the insured CDS. However, these contracts generally have mark-to-market termination payments for termination events related to MBIA Corp.’s failure to pay or insolvency and some have other mark-to-market termination payments for events within our control, such as the sale of all or substantially all of the assets of MBIA Corp. An additional difference between our CDS and the typical market standard CDS is that there is no acceleration of the payment to be made under our insured CDS contract in the ordinary course of business unless we elect to accelerate at our option. Furthermore, by law, these contracts are unconditional and irrevocable, and cannot be transferred to most other capital market participants as they are not licensed to write insurance contracts. Through reinsurance, the risk of loss (but not counterparty risk) on these contracts can be transferred to other financial guarantee insurance and reinsurance companies.

As a result of these differences, we believe there are no relevant third-party “exit value” market observations for our insured credit derivative contracts. Accordingly, there is no principal market for such highly structured insured credit derivatives as described in SFAS 157. In the absence of a principal market, we value these insured credit derivatives in a hypothetical market where the market participants include other monoline financial guarantee insurers that have similar credit ratings or spreads as us. Since there are no active market transactions in our exposures, we generally use vendor-developed and proprietary models, depending on the type and structure of the contract, to estimate the fair value of our derivative contracts.

Our insured CDS valuation model simulates what a bond insurer would charge to guarantee the transactions at the measurement date, based on the market-implied default risk of the underlying collateral and the subordination. Implicit in this approach is the notion that bond insurers would be willing to accept these contracts from us at a price equal to what they could issue them for in the current market. The fee charged by financial guarantors is not an input into our model, however, the model does effectively estimate the amount a financial guarantor would charge to assume an obligation at the measurement date. The estimate of the cost to transfer an obligation increases as the probability of default increases, due to any combination of increased underlying credit spreads, negative credit migration, lower assumed recovery rates, lower diversity, or loss of subordination.

The majority of our transactions are valued using a probabilistic approach to price the risk associated with our exposure on the credit derivative contract. We apply a Binomial Expansion Technique (“BET”) based model to the transaction structures to derive a probabilistic measure of expected loss for our exposure using market pricing on the underlying collateral within the transaction. At any point in time, the mark-to-market gain or loss on a transaction is the difference between the original price of risk (the original market-implied expected loss) and the current price of the risk. The Company reports the net premiums received and receivable on written insured CDS transactions in “Realized gains and other settlements on insured derivatives.” Other changes in fair value of the derivative contracts are reported in the “Unrealized gains (losses) on insured derivatives.” See “Note 2: Significant Accounting Policies” for further information.

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

The primary strengths of our CDS modeling techniques are:

1)	The model takes account of transaction structure and the key drivers of market value. The transaction structure includes par insured, weighted average life, level of subordination and composition of collateral.

2)	The model is a well-documented, consistent approach to marking positions that minimizes the level of subjectivity since it was originally developed by Moody’s and has been modified by MBIA. The model structure, inputs and operation are well-documented so there are strong controls around the execution of the model. MBIA has also developed a hierarchy for market-based spread inputs that helps reduce the level of subjectivity, especially during periods of high illiquidity.

3)	The model uses market inputs whenever they are available. The key inputs to the BET model are market-based spreads for the collateral, assumed recovery rates specific to the asset class and rating of the collateral, and diversity score. These are viewed by MBIA to be the key parameters that affect fair value of the transaction and, to the extent practicable, the inputs are market-based inputs.

Refer to “Assumptions” and “Inputs” sections below for further information.

The primary weaknesses of our CDS modeling techniques are:

1)	There is no market in which to verify the fair values developed by our model, and at June 30, 2008, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

2)	There is diversity of approach to marking these transactions among the monolines.

3)	The averaging of spreads in our model and use of a diversity factor rather than a more granular approach to modeling spreads and a dynamic correlation approach may distort results. Neither the data nor the analytical tools exist today to be more specific in our calculation of fair value.

This approach is used to value almost all of the CDSs on tranched portfolios of credits (“portfolio CDS”) or on senior tranches of CDOs of the insured portfolio. Listed below are various inputs and assumptions that are key within this approach.

Assumptions

The key assumptions of the BET model include:

•	Collateral default probabilities are determined by spreads which are based on market data when available.

•	Collateral in the portfolio is generally considered on an average basis instead of modeling each piece of collateral separately.

•	Correlation is modeled using a diversity score, which is calculated based on rules regarding industry or sector concentrations.

•	Defaults are modeled such that they are spaced evenly over time.

•	Recovery rates are based on historical averages and updated as market evidence warrants.

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

1)	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available, they are used).

2)	Sector specific spreads (such as dealer provided spread tables by asset class and rating).

3)	Corporate spreads (corporate spread tables based on rating).

4)	Benchmark from most relevant spread source (if no specific spreads are available and corporate spreads are not directly relevant, an assumed relationship will be used between corporate spreads or sector specific spreads and collateral spreads).

For example, if current market based spreads are not available then we utilize sector specific spreads from spread tables provided by dealers or corporate cash spread tables. The generic spread utilized is based on the nature of the underlying collateral in the deal. Deals with corporate collateral use the corporate spread table. Deals with asset-backed collateral use one or more of the dealer asset-backed tables as discussed below. If there are no observable market spreads for the specific collateral, and sector-specific and corporate spread tables are not appropriate to estimate the spread of a given type of collateral, we use the fourth alternative in our hierarchy. An example is tranched corporate collateral. In that case we use corporate spreads as an input and estimate the spread on the tranched position based on an assumed relationship to take into account the tranched structure. In each case the priority is to use information for CDS spreads if available, and cash spreads as a second priority.

Over time the data inputs can change as new sources become available or existing sources are discontinued or are no longer considered to be the most appropriate. It is the objective of the Company to move to higher levels on the hierarchy whenever possible, but it is sometimes necessary to move to lower priority inputs because of discontinued data sources or assessments that the higher priority inputs are no longer considered to be representative of market spreads for a given type of collateral. This can happen, for example, if transaction volume changes such that a previously used spread index is no longer viewed as being reflective of current market levels. The Company believes such a circumstance existed for CMBS collateral in insured CDSs during the first half of 2008. See section “Impact of Current Market Conditions on Data Inputs for CMBS Transactions” below for further discussions.

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

•

Recovery Rate – Represents the percentage of par to be recovered from asset defaults. Our recovery rate assumptions are based on historical averages. We use rating agency data and adjust the reported recovery rates to take account of specific collateral in the insured derivative. Recovery rates for RMBS collateral in the multi-sector CDO portfolio were updated with lower levels in the first quarter of 2008 based on limited market observations. There were no changes to recovery rates in the second quarter of 2008.

The aggregate market value of the entire collateral pool is calculated based on market spreads. The BET model uses the above inputs (collateral spreads, diversity score and recovery rates) along with the transaction structure and subordination level to allocate the total value between the different tranches of the transaction. There can often be several tranches, including multiple subordinated tranches, and the BET can allocate values to each tranche. We only use the value ascribed to the most senior tranche that is insured by us. The level of subordination below our exposure or credit tranche is a very significant factor that affects the estimated fair values of our exposure as subordination below our exposure absorbs all losses in the transaction’s underlying portfolio before any claim is made on our insurance policy. Most of our insured structured credit derivatives had subordination at inception of the transaction that was in excess of the then requirements for the most senior triple-A rating within a transaction.

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

The following table presents the net par outstanding as of June 30, 2008 and net unrealized gains (losses) on insured derivatives for the six months ended June 30, 2008 by fair value technique of all insured credit derivatives within our insurance portfolio.

In millions	% of Net Par Outstanding	Net Par Outstanding	Net Unrealized Gains (Losses)
Binomial expansion valuation model	83.6%	$124,501	$(173)
Specific dealer quotes	0.5	734	(84)
Other	15.9	23,632	4

Total	100.0%	$148,867	$(253)

The Company’s investment management services operations and corporate operations enter into over-the-counter derivatives, such as interest rate swaps, currency swaps, credit default swaps and total return swaps, which predominately trade in liquid markets. The fair values for these derivatives are either based on specific dealer quotes or estimated using valuation models that combine observable market prices and market data inputs. For further information regarding our derivative portfolio, see the “Market Risk” section included herein.

Impact of Current Market Conditions on Data Inputs for CMBS Transactions

Approximately $36 billion of the gross par of transactions subject to SFAS 133 include substantial amounts of CMBS and commercial mortgage collateral. In 2007, the spreads implied by the pricing on the CMBX indices had been used for the spreads on the underlying collateral. In light of the current market conditions, we believe that there was a significant disconnect in the first half of the year between cumulative loss expectations of MBIA and market analysts on underlying commercial mortgages and the loss expectations implied by the CMBX index or the CMBS spread tables we had been using. Commercial mortgage securities were experiencing historically low default and loss rates, and all the transactions in MBIA’s portfolio also have performed in line with this, as well as continuing to be rated AAA.

Transaction volume in CMBS and trading activity in the CMBX were both at dramatically lower levels during the first half of the year than they had been in prior periods, and the implied loss rates on underlying mortgages in MBIA’s spread sources of these markets were far higher than that forecast by fundamental researchers and MBIA’s internal analysis. In addition, the implied illiquidity premium on the index, in the context of MBIA’s model, implied that monoline insurers would capture 100% of the changes in spread on the underlying collateral, which has not been the case in other periods of market illiquidity (since monoline insurers have “buy and hold” portfolios, spread changes that reflect illiquidity versus changes in perceived credit fundamentals typically are not reflected in pricing). As a result, the CMBX indices and the CMBS spread tables were deemed to be unreliable model inputs for the purpose of estimating fair value in our hypothetical market among monoline insurers.

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

Nonperformance Risk Adjustment

In compliance with requirements of SFAS 157, effective January 1, 2008, the Company updated its valuation methodology for insured credit derivative liabilities to incorporate the Company’s own nonperformance risk. This was calculated by discounting at LIBOR plus MBIA Corp.’s CDS spreads the estimated market value loss on insured CDSs at June 30, 2008. This resulted in a pre-tax $6.5 billion reduction in the fair value of the derivative liability. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis, that the Company will be able to pay all claims when due. For its ceded insured credit derivatives portfolio, the Company also made credit valuation adjustments by incorporating the nonperformance risk of the reinsurer.

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

Instruments that trade infrequently and therefore have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs that are deemed significant to the instrument’s overall fair value. The Company performs a detailed review process of the inputs used to derive fair value of its financial instruments to determine which instruments are classified within Level 3. This process is performed by personnel, independent of the insurance and investment operating functions, who corroborate valuations to external market data (e.g., quoted market prices, broker or dealer quotations, third-party pricing vendors, recent trading activity and comparative analyses to similar instruments).

With respect to investments, all pricing is provided by third-party providers, who use their own data sources and models to arrive at fair value pricing for each security. On a quarterly basis, the Company performs an analysis of the reasonableness of third-party valuations using a variety of methods, including comparison of asset valuations for similar quality and maturity investments, internal modelling of implied credit spreads by sector and quality and comparison to published spread estimates, and assessment relative to comparable dealer offerings or actual transactions, if any, from a recent time period. If the Company believes a third-party quotation differs significantly from its internal assessment, the Company will review its findings with the provider with respect to data sources or assumptions used and the price provider may subsequently provide a revised price. This approach is followed whether we believe the price provided is significantly higher or lower than our internal assessment.

The following table presents the fair values of assets and liabilities recorded on our balance sheet that are classified as Level 3 within the fair value hierarchy, along with a brief description of the valuation technique for each type of asset and liability:

Level 3 Financial Assets and Liabilities at Fair Value as of June 30, 2008

In millions	June 30, 2008	Valuation Technique
Investments:
Foreign governments	$73.0	Quoted prices for which the inputs are unobservable
Corporate obligations	1,589.6	Quoted prices for which the inputs are unobservable
Mortgage-backed	465.0	Quoted prices for which the inputs are unobservable
Asset-backed	2,211.5	Quoted prices for which the inputs are unobservable
Other investments	82.5	Valuation models with significant unobservable inputs
Derivative assets	1,196.4	Valuation models with significant unobservable inputs

Total Level 3 assets at fair value	$5,618.0

Medium-term notes	$314.3	Quoted prices or cash flow model for which the inputs are unobservable
Derivative liabilities	4,851.7	Valuation models with significant unobservable inputs

Total Level 3 liabilities at fair value	$5,166.0

Level 3 assets were $5.6 billion as of June 30, 2008, and represented approximately 16.3% of total assets measured at fair value. Level 3 liabilities were $5.2 billion as of June 30, 2008, and represented approximately 91.4% of total liabilities measured at fair value.

Net transfers out of Level 3 were $223 million and $87 million for the three and six months ended June 30, 2008, respectively. These net transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the quarter. Foreign governments, corporate obligations, mortgage-backed securities and asset-backed securities (“ABS”) constituted the majority of the affected instruments. The net unrealized loss related to the transfers in (out) of Level 3 as of June 30, 2008 was $80.2 million.

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

The Company had goodwill totaling $79.4 million as of December 31, 2007 and June 30, 2008, of which $76.9 million was within our insurance operations and $2.5 million was within our investment management services operations.

MBIA’s insurance operations are principally conducted through MBIA Corp. The Company defines its insurance operations as both a reporting unit and an operating segment. The carrying amount and estimated fair value of the Company’s insurance operations were $4.5 billion and $9.6 billion as of December 31, 2007, respectively, and $5.0 billion and $9.6 billion as of June 30, 2008, respectively.

The fair value of the Company’s insurance operations is estimated by increasing book value calculated under U.S. generally accepted accounting principles (shareholders’ equity) for the after-tax effects of net deferred premium revenue and the present value of future installment premiums less the after-tax effects of deferred acquisition costs and a provision for losses, and by excluding the after-tax effects of cumulative gains or losses on insured derivatives, net of credit impairments, to arrive at adjusted book value. Adjusted book value is a measure commonly provided by financial guarantee companies, which we believe provides a comprehensive measure of the value of the Company since we expect that the adjustments to book value will affect future results and, in general, do not require any additional future performance obligation on the part of the Company. The assumptions used to estimate the fair value of the insurance operations are (i) its statutory income tax rate of 35%, (ii) the pre-tax yield of its investment portfolio of 4.67% and an estimate of future installment premiums to arrive at the present value of future installment premiums, (iii) its 14.5% loss factor to arrive at the provision for losses, and (iv) an estimate of the present value of payments under insured derivatives.

MBIA’s investment management services operations are primarily conducted by wholly owned subsidiaries of MBIA Asset Management. The Company defines its investment management services operations as a reporting unit consisting of three reporting unit components or reportable segments (asset/liability products, advisory services, and conduits).

Goodwill allocated to the advisory services segment is related to MBIA Municipal Investors Service Corporation (“MBIA-MISC”) and totaled $2.5 million as of December 31, 2007 and June 30, 2008. As of December 31, 2007, MBIA-MISC’s carrying amount and estimated fair value were $40.6 million and $73.6 million, respectively, and as of June 30, 2008, MBIA-MISC’s carrying amount and estimated fair value were $48.1 million and $83.4 million, respectively.

MBIA-MISC’s fair value is estimated by using a multiple of its earnings before income tax, depreciation and amortization (“EBITDA”), which is a common method used to value investment management companies. The assumption used to arrive at MBIA-MISC’s fair value is a multiple of ten times EBITDA.

We performed our annual impairment testing of goodwill as of January 1, 2008. As a result of our impairment testing, we determined that the fair values of the reporting segments exceeded their carrying values indicating that goodwill was not impaired. Alternate valuation methods would have likely produced different fair values. However, we believe that the valuation methods used provided the best estimates of fair value.

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

The Company adopted the provisions of SFAS 157, excluding non-financial assets and liabilities per FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” beginning January 1, 2008. SFAS 157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 requires that fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. FAS 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). A transition adjustment to opening retained earnings was not required.

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

Recent Accounting Developments

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”. SFAS 163 requires financial guarantee insurance (and reinsurance) contracts issued by reporting entities considered insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” to recognize and measure premium revenue based on the amount of insurance protection provided and the period in which it is provided and to recognize and measure claim liabilities based on the present value of expected net cash outflows to be paid, using a risk-free rate, in excess of the unearned premium revenue. SFAS 163 does not apply to financial guarantee insurance contracts accounted for as derivative instruments within the scope of SFAS 133. SFAS 163 is effective for the Company prospectively as of January 1, 2009, except for the presentation and disclosure requirements related to claim liabilities which are effective for financial statements prepared as of September 30, 2008. The cumulative effect of initially applying SFAS 163 is required to be recognized as an adjustment to the opening balance of retained earnings for the fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting SFAS 163.

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

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents highlights of our consolidated financial results for the three and six months ended June 30, 2008 and 2007.

	2nd Quarter		Year-to-date
In millions except per share amounts	2008	2007	2008	2007
Revenues:
Insurance	$3,876	$388	$728	$758
Investment management services	(647)	393	(411)	749
Corporate	64	1	27	11
Eliminations	(4)	(7)	(11)	(13)

Total revenues	3,289	775	333	1,505

Expenses:
Insurance	133	94	529	186
Investment management services	200	367	527	705
Corporate	25	28	52	57
Eliminations	(4)	(7)	(11)	(13)

Total expenses	354	482	1,097	935

Provision (benefit) for income taxes	1,235	81	(58)	160

Net income (loss)	$1,700	$212	$(706)	$410

Net income (loss) per diluted share	$7.14	$1.61	$(3.37)	$3.07

Consolidated revenues for the three months ended June 30, 2008 were $3.3 billion compared with $775 million for the same period of 2007. The increase in insurance revenues resulted from a $3.3 billion unrealized gain on insured derivatives, which primarily resulted from favorable changes in the fair value of the Company’s insurance credit derivative portfolio. The decrease in investment management services’ revenues resulted from realized losses from security sales and other-than-temporary impairments of available-for-sale securities and a decrease in interest income within our asset/liability products segment. The increase in corporate revenues principally resulted from net gains on financial instruments at fair value and net gains from security sales. Corporate revenues for the three months ended June 30, 2007 included insurance recoveries of $3 million, representing the reimbursement of a portion of expenses incurred in connection with the regulatory investigations of the Company and related litigation.

Consolidated expenses for the three months ended June 30, 2008 decreased 27% to $354 million from $482 million for the same period of 2007 as investment management services’ expenses declined due to a decrease in interest expense from investment agreement withdrawals and repurchases of medium-term notes at a discount. The increase in insurance expenses was primarily due to interest expense on our surplus notes issued in 2008 and an increase in operating expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net income for the three months ended June 30, 2008 was $1.7 billion compared with net income of $212 million for the second quarter of 2007. Net income per diluted share was $7.14 for the three months ended June 30, 2008 compared with net income per diluted share of $1.61 for the same period of 2007.

Consolidated revenues for the six months ended June 30, 2008 decreased 78% to $333 million from $1.5 billion for the same period of 2007. The decrease in insurance revenues principally resulted from an increase in net losses on insured derivatives partially offset by net gains on financial instruments at fair value and foreign exchange. The decrease in investment management services operations’ revenues resulted from realized losses from security sales and other-than-temporary impairments of available-for-sale securities and a decrease in interest income within our asset/liability products segment. The increase in corporate revenues principally resulted from net gains on financial instruments at fair value and net gains from security sales. Corporate revenues for the first six months of 2007 included insurance recoveries of $6.4 million, representing the reimbursement of a portion of expenses incurred in connection with the regulatory investigations of the Company and related litigation.

Consolidated expenses for the six months ended June 30, 2008 increased 17% to $1.1 billion from $935 million for the first six months of 2007. The increase in consolidated expenses was principally due to additional loss and LAE incurred in the first quarter of 2008 in our insurance operations related to our insured prime, second-lien RMBS exposure and interest expense in our insurance operations on surplus notes issued in the first quarter of 2008. The increase in insurance expenses was partially offset by a decrease in interest expense within our investment management services operations from investment agreement withdrawals and repurchases of medium-term notes at a discount.

For the six months ended June 30, 2008, we reported a net loss of $706 million compared with net income of $410 million for the six months ended June 30, 2007. The net loss per diluted share for the six months ended June 30, 2008 was $3.37 compared with net income per diluted share of $3.07 for the same period in 2007.

The Company’s book value as of June 30, 2008 was $16.67 per share, down 43% from $29.16 per share as of December 31, 2007. The decrease was principally driven by an increase in common shares outstanding, which resulted from the issuance of common stock in the first quarter of 2008. The increase in shareholders’ equity from proceeds of the issuance of common stock was partially offset by losses from the Company’s insured derivatives portfolio and available-for-sale investment portfolio during 2008.

In addition to book value per share, we also analyze adjusted book value per share (“ABV”) when evaluating the value of the Company. ABV is a non-GAAP measure of book value inclusive of items that are expected to impact shareholders’ equity in future periods and, in general, do not require any additional future performance obligation on the Company’s part. While ABV is not a substitute for GAAP book value, we believe it provides a comprehensive measure of the value of the Company and is meaningful to investors and analysts when viewed in conjunction with GAAP book value. As of June 30, 2008, ABV per share was $39.63, down 49% from $78.14 as of December 31, 2007. The following provides a reconciliation of book value per share to ABV per share:

	June 30, 2008	December 31, 2007
Book value	$16.67	$29.16
Adjustments (after-tax):
Net deferred premium revenue	7.18	14.58
Deferred acquisition costs	(1.11)	(2.45)
Present value of future installment premiums	6.97	13.68
Asset/liability products present value of net spread adjustment	3.88	8.78
Loss provision	(1.71)	(3.39)
Cumulative unrealized mark-to-market losses (1)	7.75	17.78

Total adjustments	22.96	48.98

Adjusted book value	$39.63	$78.14

(1)	Net of cumulative estimated impairments on insured derivatives of $2.83 and $1.04 as of June 30, 2008 and December 31, 2007, respectively.

Insurance Operations

The Company’s insurance segment principally comprises the activities of MBIA Corp. MBIA Corp.’s guarantees insure municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and pools of corporate and asset-backed bonds, and bonds backed by other revenue sources such as corporate franchise revenues. Additionally, MBIA Corp. has insured CDSs primarily on pools of collateral, which it previously considered part of its core financial guarantee business. The pools of collateral are primarily made up of corporate obligations, but also include commercial and residential mortgage backed securities – related assets. The financial guarantees issued by MBIA Corp. provide an unconditional and irrevocable guarantee of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by MBIA Corp.

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

The following table presents the financial results of the insurance operations for the three and six months ended June 30, 2008 and 2007. These results include revenues and expenses from transactions with the Company’s investment management services and corporate operations. Effective January 1, 2008, net premiums written no longer include premiums from insured derivatives. Additionally, premiums earned and fees related to insured derivatives are no longer reported within “Premiums earned” and “Fees and reimbursements,” respectively, but are instead reported within “Realized gains (losses) and other settlements on insured derivatives” and changes in the fair values of insured derivatives are no longer reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” but are instead reported within “Unrealized gains (losses) on insured derivatives.” These reclassifications resulted from an industry-wide effort, in consultation with the SEC, to present the results of financial guarantees written in derivative form consistently. Prior periods have been adjusted to conform to the current presentation, which had no effect on total revenues or total expenses.

	2nd Quarter		Year-to-date		Percent Change
					2nd Quarter	Year-to-date
In millions	2008	2007	2008	2007	2008 vs. 2007	2008 vs. 2007
Net premiums written	$117	$195	$223	$374	(40)%	(40)%

Premiums earned	242	193	406	386	25%	5%
Net investment income	148	142	301	285	4%	6%
Fees and reimbursements	2	5	2	14	(46)%	(84)%

Realized gains (losses) and other settlements on insured derivatives	34	31	68	53	9%	29%
Unrealized gains (losses) on insured derivatives	3,325	(14)	(253)	(16)	n/m	n/m

Net change in fair value of insured derivatives	3,359	17	(185)	37	n/m	n/m

Net realized gains (losses)	23	31	42	32	(27)%	31%
Net gains (losses) on financial instruments at fair value and foreign exchange	102	0	162	4	n/m	n/m

Total revenues	3,876	388	728	758	n/m	(4)%

Losses and loss adjustment	22	21	310	41	7%	n/m
Amortization of deferred acquisition costs	23	17	39	34	32%	13%
Operating	41	35	87	68	17%	29%
Interest expense	47	21	93	42	125%	120%

Total expenses	133	94	529	185	41%	185%

Pre-tax income	$3,743	$294	$199	$573	n/m	(65)%

n/m—Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total revenues from our insurance operations for the three months ended June 30, 2008 were $3.9 billion compared with $388 million for the same period of 2007. The increase in insurance operations’ revenues in the second quarter of 2008 was principally due to a $3.3 billion gain resulting from favorable changes in the fair value of the Company’s insurance credit derivative portfolio. Additionally, net gains on financial instruments at fair value increased due to gains from fair valuing our Committed Preferred Custodial Trust (“CPCT”) credit facility and premiums earned increased due to an increase in premiums earned from refunded insured obligations. Total expenses from our insurance operations for the three months ended June 30, 2008 were $133 million compared with $94 million for the same period of 2007. The increase in insurance expenses was due to an increase in operating expenses related to a decline in deferrable acquisition costs and interest expense associated with surplus notes issued in the first quarter of 2008. Gross operating expenses (expenses before ceding commission income and the deferral or amortization of acquisition costs) decreased 40% to $38 million for the three months ended June 30, 2008 compared with the same period of 2007 as a result of a reversal of prior years’ compensation expenses related to long-term incentive awards. Gross operating expenses were less than operating expenses reported on our Statement of Operations for the three months ended June 30, 2008 as a result of the reversal of compensation expenses that were previously deferred as acquisition costs.

Total revenues from our insurance operations for the six months ended June 30, 2008 were $728 million compared with $758 million for the same period of 2007. The decrease in insurance operations’ revenues was principally due to a $253 million net unrealized loss resulting from adverse changes in the fair value of the Company’s insurance credit derivative portfolio. Offsetting the net unrealized loss from insured credit derivatives were net gains on financial instruments at fair value from fair valuing our CPCT credit facility, increases in premiums earned from refunded insured obligations and net investment income from investing the proceeds of our surplus notes. Total expenses from our insurance operations for the six months ended June 30, 2008 were $529 million compared with $185 million for the same period of 2007. The increase in insurance expenses was due to $265 million of additional loss and LAE recorded in the first quarter of 2008 related to our prime, second-lien RMBS exposure. Additionally, operating expenses increased as a result of a decline in deferrable acquisition costs and interest expense increased as a result of the issuance of our surplus notes. Gross operating expenses (expenses before ceding commission income and the deferral or amortization of acquisition costs) decreased 39% to $75 million for the six months ended June 30, 2008 compared with the same period of 2007 as a result of a reversal of prior years’ compensation expenses related to long-term incentive awards and bonuses. Gross operating expenses were less than operating expenses reported on our Statement of Operations for the six months ended June 30, 2008 as a result of the reversal of compensation expenses that were previously deferred as acquisition costs.

Gross premiums written (“GPW”), net premiums written (“NPW”) and net premiums earned on non-derivative financial guarantees for the second quarter and the first six months of 2008 and 2007 are presented in the following table:

	2nd Quarter		Year-to-date		Percent Change
					2nd Quarter	Year-to-date
In millions	2008	2007	2008	2007	2008 vs. 2007	2008 vs. 2007
Gross premiums written:
U.S.	$86	$142	$170	$266	(40)%	(36)%
Non-U.S.	52	74	93	147	(29)%	(37)%

Total	$138	$216	$263	$413	(36)%	(36)%

Net premiums written:
U.S.	$78	$134	$154	$250	(41)%	(39)%
Non-U.S.	39	61	69	124	(36)%	(44)%

Total	$117	$195	$223	$374	(40)%	(40)%

Net premiums earned:
U.S.	$192	$149	$309	$298	28%	4%
Non-U.S.	50	44	97	89	15%	9%

Total	$242	$193	$406	$387	25%	5%

GPW reflects premiums received and accrued for in the period and does not include the present value of future cash receipts expected from installment premium policies originated during the period. GPW was $138 million in the second quarter of 2008, down 36% from the second quarter of 2007. The decrease in GPW was primarily the result of a decline in global public finance premiums written as our insurance products were less attractive to public finance issuers given the uncertainty of rating agency actions on our insurance financial strength ratings over the last several months. Global structured finance premiums remained at the same level for the second quarter of 2008 compared with the same period of 2007 due to installment-based business written during 2007. For the six months ended June 30, 2008, GPW decreased 36% due to the decrease in global public finance premiums written compared with the same period of 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NPW, which represents gross premiums written net of premiums ceded to reinsurers, decreased 40% to $117 million in the second quarter of 2008 from $195 million in the second quarter of 2007. The decrease in the second quarter of 2008 was a result of the 36% decrease in GPW and an increase in premiums ceded to reinsurers. Premiums ceded to reinsurers from all insurance operations were $21 million or 15% of GPW in the second quarter of 2008 compared with $21 million or 10% of GPW in the second quarter of 2007. For the six months ended June 30, 2008, NPW decreased 40% as a result of the 36% decrease in GPW and an increase in premiums ceded to reinsurers. Premiums ceded to reinsurers in the six months ended June 30, 2008 were $40 million or 15% of GPW compared with $39 million or 10% of GPW in the first six months of 2007. Reinsurance enables the Company to cede exposure and comply with its single risk and other credit guidelines, although the Company continues to be primarily liable on the insurance policies it underwrites.

Net premiums earned include scheduled premium earnings as well as premium earnings from refunded issues. Net premiums earned in the second quarter of 2008 of $242 million increased 25% from $193 million in the second quarter of 2007. The increase was due to a 124% increase in refunded premiums while scheduled premiums remained flat. The increase in refunded premiums earned resulted from higher refunding activity by municipal issuers in the second quarter of 2008. In the six months ended June 30, 2008, net premiums earned were $406 million, an increase of 5% compared with $387 million for the six months ended June 30, 2007. The increase in net premiums earned was due to a 21% increase in refunded premiums earned while scheduled premiums earned remained flat with the same period of 2007.

MBIA evaluates the premium rates it charges for insurance guarantees through the use of internal and external rating agency quantitative models. These models assess the Company’s premium rates and return on capital results on a risk adjusted basis. In addition, market research data is used to evaluate pricing levels across the financial guarantee industry for comparable risks, as well as pricing for similar risks in the bank loan, bond and CDS markets, when available. Since 2005, domestic municipal spreads contracted to tighter levels through mid-2007. Since mid-2007, in light of credit market volatility, we also noticed spreads moving wider, in particular in the domestic municipal sectors. It appears that this is having the effect of increasing available premium rates.

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

Total net par insured rated A or above, before giving effect to MBIA’s guarantee, was 69% for the six months ended June 30, 2008 compared with 79% during the same period of 2007. The decline in the percent rated A or above reflects a change in the mix of business written during each period. At June 30, 2008, 82% of the Company’s outstanding net par insured was rated A or above before giving effect to MBIA’s guarantee, which was up slightly from June 30, 2007. The following table presents the credit quality distribution of MBIA’s outstanding net par insured as of June 30, 2008 and 2007. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, a MBIA equivalent rating is used.

Ratings	As of June 30, 2008 Net Par Outstanding		As of June 30, 2007 Net Par Outstanding
In thousands	Amount	%	Amount	%
AAA	$144,161	22.4%	$152,065	23.3%
AA	195,397	30.3	179,352	27.5
A	187,920	29.2	198,879	30.5
BBB	104,230	16.2	112,026	17.2
Below Investment Grade	12,523	1.9	9,470	1.5

Total	$644,231	100.0%	$651,792	100.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets on non-derivative financial guarantees are presented in the following table:

Global Public Finance	2nd Quarter		Year-to-date		Percent Change
					2nd Quarter	Year-to-date
In millions	2008	2007	2008	2007	2008 vs. 2007	2008 vs. 2007
Gross premiums written:
U.S.	$32	$87	$58	$154	(63)%	(62)%
Non-U.S.	31	54	52	108	(42)%	(52)%

Total	$63	$141	$110	$262	(55)%	(58)%

Net premiums written:
U.S.	$31	$86	$55	$152	(64)%	(64)%
Non-U.S.	23	46	38	94	(51)%	(59)%

Total	$54	$132	$93	$246	(59)%	(62)%

Net premiums earned:
U.S.	$144	$100	$210	$200	43%	5%
Non-U.S.	33	29	63	57	16%	9%

Total	$177	$129	$273	$257	37%	6%

Global public finance GPW decreased 55% in the second quarter of 2008 to $63 million from $141 million in the second quarter of 2007. This decline was due to a 63% decrease in U.S. business written, primarily in the higher education, health care and general obligation sectors, and a 42% decrease in non-U.S. business written, primarily in the utilities and general obligation sectors. Both U.S. and non-U.S. business written in the second quarter of 2008 was adversely affected by rating agency actions related to our insurance financial strength ratings during 2008. NPW decreased 59% in the second quarter of 2008 to $54 million from $132 million in the second quarter of 2007 as a result of the 55% decrease in GPW and an increase in premiums ceded to reinsurers. The global public finance cession rate for business written during the second quarter of 2008 was 15% compared with 7% in the second quarter of 2007. Global public finance net premiums earned increased 37% to $177 million in the second quarter of 2008 from $129 million in the second quarter of 2007. The increase was due to a 129% increase in refunded premiums earned while scheduled premiums earned decreased 2%. The increase in refunded premiums earned was consistent with an observed overall increase in the refunding of debt obligations by municipal issuers compared with the second quarter of 2007.

For the six months ended June 30, 2008, global public finance GPW decreased 58% to $110 million compared with $262 million in the first six months of 2007. U.S. GPW decreased 62% as a result of a decline in business written in the special revenue, higher education and general obligation sectors. Non-U.S. GPW decreased 52% as a result of two large upfront deals written in the second quarter of 2007 in the utilities sector with no comparable deals written in the six months ended June 30, 2008. NPW decreased 62% to $93 million in the first six months of 2008 as a result of the 58% decrease in GPW and an increase in premiums ceded to reinsurers. The overall cession rate for business written during the first six months of 2008 was 15% compared with 6% in the first six months of 2007. In the first six months of 2008, global public finance net premiums earned increased 6% to $273 million from $257 million in the first six months of 2007. The increase principally resulted from a 24% increase in refunded premiums earned partially offset by a 2% decrease in scheduled premiums earned. When an insured obligation is refunded and any deferred premium revenue is recognized as income in the period of the refunding, future schedule premium is eliminated. The effect of refundings in the first six months of 2008 on scheduled premiums earned for the remainder of 2008 is expected to be immaterial.

Global public finance net par insured rated A or above, before giving effect to MBIA’s guarantee, represented 84% of global public finance business written by the Company in the first six months of 2008 compared with 87% in the first six months of 2007. At June 30, 2008, 84% of the outstanding global public finance net par insured was rated A or above before MBIA’s guarantee, up from 83% at June 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets on non-derivative financial guarantees are presented in the following table:

Global Structured Finance	2nd Quarter		Year-to-date		Percent Change
					2nd Quarter	Year-to-date
In millions	2008	2007	2008	2007	2008 vs. 2007	2008 vs. 2007
Gross premiums written:
U.S.	$54	$55	$112	$112	(2)%	0%
Non-U.S.	21	20	41	39	4%	4%

Total	$75	$75	$153	$151	0%	1%

Net premiums written:
U.S.	$47	$48	$99	$98	(1)%	1%
Non-U.S.	16	15	31	30	6%	6%

Total	$63	$63	$130	$128	0%	2%

Net premiums earned:
U.S.	$48	$49	$99	$98	(1)%	1%
Non-U.S.	17	15	34	32	12%	9%

Total	$65	$64	$133	$130	2%	3%

Global structured finance GPW in the second quarter of 2008 of $75 million was flat with the second quarter of 2007. As we announced on February 25, 2008, we have suspended the writing of all new structured finance business for approximately six months. Therefore, premiums written in the second quarter of 2008 were principally generated from installment-based policies closed in prior periods. NPW in the second quarter of 2008 of $63 million was flat with the same period of 2007, consistent with GPW. The global structured finance cession rate for business written during the second quarter of 2008 was 15% compared with 16% for the second quarter of 2007. Global structured finance net premiums earned of $65 million in the second quarter of 2008 were only slightly higher than the second quarter of 2007 as a result of consistent NPW.

In the first six months of 2008, global structured finance GPW increased 1% to $153 million from $151 million in the first six months of 2007 as a result of an increase in non-U.S. business written. The increase in non-U.S. business written was largely within the pooled corporate obligation and residential mortgage-backed sectors. In the first six months of 2008, NPW increased 2% due to the increase in GPW. The overall cession rate for business written during the first six months of 2008 and 2007 was 15% and 16%, respectively. In the first six months of 2008, global structured finance net premiums earned of $133 million were 3% higher compared with $130 million in the first six months of 2007. The increase in net premiums earned primarily resulted from a $5 million increase in scheduled premiums earned on installment policies that closed in 2007. As structured finance policies are typically collected on an installment basis, the increase in net premiums earned was commensurate with the increase in NPW for the first six months of 2008. During the first six months of 2008, there has been an increase in the amount of policies that have been terminated for which the Company will no longer receive premiums. However, we do not believe such terminations will have a material impact on net premiums earned for the remainder of 2008.

There was no global structured finance net par insured rated A or above, before giving effect to MBIA’ guarantee, in the first six months of 2008, compared with 76% in the first six months of 2007. As of June 30, 2008, 77% of the outstanding global structured finance net par insured was rated A or above before giving effect to MBIA’s guarantee, down from 78% as of June 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT INCOME The insurance segment’s net investment income for the second quarter and first six months of 2008 and 2007 and ending investment asset balances at amortized cost as of June 30, 2008 and 2007 are presented in the following tables:

Net Investment Income	2nd Quarter		Year-to-date		Percent Change
					2nd Quarter	Year-to-date
In millions	2008	2007	2008	2007	2008 vs. 2007	2008 vs. 2007
Net investment income	$137	$122	$273	$243	12%	12%
VIE and other net investment income (1)	11	20	28	42	(45)%	(33)%

Pre-tax net investment income	$148	$142	$301	$285	4%	6%
After-tax net investment income	$118	$111	$239	$222	6%	7%

(1)	Includes investment income related to VIEs and Northwest Airlines’ enhanced equipment trust certificates.

Investments at Amortized Cost In millions	June 30, 2008	Pre-tax yield (1)	December 31, 2007	Pre-tax yield (1)
Fixed-income securities:
Tax-exempt	$5,404	4.49%	$5,347	4.70%
Taxable	4,594	5.02%	3,529	5.46%
Short-term	1,724	3.15%	1,163	4.79%

Total fixed-income	$11,722	4.50%	$10,039	4.98%
Other	1,296		1,356

Ending asset balances at amortized cost	$13,018		$11,395

(1)	Estimated yield-to-maturity.

The insurance segment’s pre-tax net investment income, excluding net realized gains and losses, increased 4% for the second quarter of 2008 to $148 million from $142 million for the second quarter of 2007. For the first six months of 2008, pre-tax net investment income, excluding net realized gains and losses, increased 6% to $301 million from $285 million for the same period of 2007. After-tax net investment income increased 6% for the second quarter of 2008 and 7% for the first six months of 2008 as the proportion of taxable investments increased slightly compared with the same periods of 2007. The increases in net investment income reflect growth in average invested assets from the proceeds of our surplus notes and the Warburg Pincus equity transaction completed in the first quarter of 2008, partially offset by a decrease in yields earned on investments and a decrease in VIE interest income.

VIE interest income is generated from interest bearing assets held by such entities and supports the payment of interest expense on debt issued by these entities. The decrease in VIE interest income primarily resulted from a decline in floating interest rates on VIE assets. Excluding interest income related to VIEs and interest income related to Northwest Airlines’ enhanced equipment trust certificates received as part of a remediation, which the Company sold in June 2007, insurance-related net investment income increased 12% on a pre-tax basis and 13% on an after-tax basis for the first six months of 2008 compared with the same period of 2007.

Ending asset balances at amortized cost, excluding VIE assets, were $11.7 billion and $10.0 billion as of June 30, 2008 and December 31, 2007, respectively.

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

Fees and reimbursements decreased to $2 million for the three months ended June 30, 2008 from $5 million for the same period of 2007 as a result of decrease in work and waiver and consent fees. For the six months ended June 30, 2008, fees and reimbursements were $3 million compared with $15 million for the six months ended June 30, 2007. The decrease for the six months ended June 30, 2008 was principally related to a $7 million expense reimbursement received in the first quarter of 2007 from the Eurotunnel remediation with no comparable reimbursement in 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET CHANGE IN FAIR VALUE OF INSURED CREDIT DERIVATIVES MBIA has sold credit protection by insuring derivative contracts with various financial institutions. In certain cases, the Company purchased back-to-back credit protection on a portion of the risk written, primarily from reinsurance companies. We view these insured derivative contracts as part of our financial guarantee business, under which we intend to hold our written and purchased positions for the entire term of the related contracts. These derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133, as amended. Changes in fair value of these contracts are recorded in “Net change in fair value of insured derivatives” in the Consolidated Statements of Operations. The “Realized gains and other settlements on insured derivatives” component includes (i) net premiums received and receivable on written derivative contracts, (ii) net premiums paid and payable on purchased contracts, (iii) losses paid and payable to derivative contract counterparties due to the occurrence of a credit event, (iv) losses recovered and recoverable on purchased contracts, and (v) fees relating to derivative contracts. The “Unrealized gains (losses) on insured derivatives” component includes all other changes in fair value. The following table presents the net premiums written related to derivatives and the components of the net change in fair value of insured derivatives for the three and six months ended June 30, 2008 and 2007:

					Percent Change
	2nd Quarter		Year-to-date		2nd Quarter	Year-to-date
In millions	2008	2007	2008	2007	2008 vs. 2007	2008 vs. 2007
Net premiums written on insured derivatives	$33	$30	$66	$52	10%	27%

Net premiums earned on insured derivatives	34	31	68	52	10%	31%
Other settlements on insured derivatives	—	—	—	—	n/m	n/m

Realized gains and other settlements on insured derivatives	34	31	68	52	10%	31%
Unrealized gains (losses) on insured derivatives	3,324	(14)	(253)	(16)	n/m	n/m

Net change in fair value of insured derivatives	$3,358	$17	$(185)	$36	n/m	n/m

n/m—Percentage change not meaningful.

On February 25, 2008, the Company announced that it has ceased insuring new credit derivative contracts except in transactions related to the reduction of existing derivative exposure. As a result, premiums related to insured credit derivatives will decrease over time as exposure to such transactions declines. Net premiums written and earned in the first six months of 2008 represent installment premiums from business underwritten in prior periods.

Unrealized gains on insured derivatives in the second quarter of 2008 of $3.3 billion were primarily due to the impact of our own credit risk on the insured credit derivative portfolio in accordance with SFAS 157. The impact of our own credit risk was principally the result of a significant widening of MBIA Corp.’s CDS spread in the second quarter of 2008 in conjunction with the downgrades of its insurance financial strength ratings. At June 30, 2008, MBIA Corp’s five-year CDS spread was 40.75% upfront plus 5% per annum compared with 7.325% per annum as of March 31, 2008. Unrealized losses on insured derivatives in the first six months of 2008 of $253 million consisted of mark-to-market net losses on insured structured credit derivative contracts primarily resulting from the widening of underlying reference obligation credit spread levels and, to a lesser extent, lower recovery rates, subordination erosion and collateral rating migration, all of which were partially offset by the impact of SFAS 157. We estimate that credit impairments on insured derivatives as of June 30, 2008 were $1 billion, consisting of nine CDO transactions for which the Company expects to incur claims payments in the future. In the absence of further credit impairment or the termination of derivatives at a loss, the cumulative mark-to-market losses should reverse at the maturity of the insured credit derivatives. These credit derivative contracts have similar terms and conditions to the Company’s non-derivative insurance contracts and are evaluated for impairment under the same monitoring process. Additionally, the Company is not required to post collateral to counterparties of these contracts, thereby avoiding liquidity risks typical of standard credit derivative contracts.

Included in the mark-to-market net losses on insured credit derivative contracts are mark-to-market losses relating to exposure ceded to Channel Reinsurance Ltd. (“Channel Re”). As a result of our analysis of Channel Re’s claims-paying ability, mark-to-market losses relating to exposure ceded to Channel Re have been adjusted to reflect Channel Re’s ability to pay amounts due to MBIA if these contracts were to be settled at their current fair value. As of June 30, 2008, this adjustment reduced mark-to-market losses ceded to Channel Re by $37 million, thereby increasing MBIA’s net mark-to market losses. See the “Reinsurance” section included herein for more information on this adjustment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table estimates the attribution of the mark-to-market gain for the second quarter of 2008 by sector and does not represent actual losses paid due to each attribute:

	Attribute
Sector In millions	Spread Widening	Credit Migration	Collateral Erosion	Time to Maturity	Change in Libor	SFAS 157	Reinsurer Haircut	Other	Total
Multi-sector CDO	$(627)	$(364)	$(468)	$(20)	$209	$1,600	$242	$23	$595
Multi-sector CDO-squared	(96)	(99)	(34)	(3)	78	523	72	4	445
Commercial Real Estate/CMBS	(111)	(252)	7	163	142	811	133	156	1,049
Corporate/Other	1,074	(6)	7	44	47	(47)	51	65	1,235

Total	$240	$(721)	$(488)	$184	$476	$2,887	$498	$248	$3,324

The following table estimates the attribution of the mark-to-market loss for the first six months of 2008 by sector and does not represent actual losses paid due to each attribute:

	Attribute
Sector In millions	Spread Widening	Credit Migration	Collateral Erosion	Recovery Rates	Time to Maturity	Change in Libor	SFAS 157	Reinsurer Haircut	Other	Total
Multi-sector CDO	$(2,174)	$(328)	$(770)	$(1,021)	$(36)	$16	$2,851	$(18)	$658	$(822)
Multi-sector CDO-squared	(557)	(380)	(34)	(229)	44	5	1,061	(5)	118	23
Commercial Real Estate/CMBS	(1,532)	(278)	(12)	—	360	12	1,893	(10)	3	436
Corporate/Other	(623)	(2)	(28)	—	183	2	673	(4)	(91)	110

Total	$(4,886)	$(988)	$(844)	$(1,250)	$551	$35	$6,478	$(37)	$688	$(253)

For further information on the fair value of derivative instruments, see the preceding “Critical Accounting Estimates” section.

NET REALIZED GAINS AND LOSSES Net realized gains in our insurance operations were $23 million in the second quarter of 2008 compared with net realized gains of $31 million in the same period in 2007. In the first six months of 2008, net realized gains in our insurance operations were $42 million compared with net realized gains of $32 million in the first six months of 2007. Net realized gains and losses are largely due to sales of investment securities from the on-going management of our investment portfolio. Additionally, net realized gains in the second quarter of 2007 included $32 million of gains related to the disposition of Delta and Northwest Airlines’ enhanced equipment trust certificates the Company received from insurance remediations.

NET GAINS AND LOSSES ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains on financial instruments at fair value and foreign exchange in our insurance operations primarily represent changes in the fair value of our CPCT credit facility and changes in the U.S. dollar value of non-U.S. dollar assets and liabilities. Net gains for the second quarter of 2008 were $102 million compared with net gains of $0.2 million for the same period in 2007. Net gains on financial instruments at fair value and foreign exchange were $162 million in the first six months of 2008 compared with net gains of $4 million in the first six months of 2007. The increase in net gains on financial instruments at fair value and foreign exchange for the second quarter and first six months of 2008 were principally due to gains from fair valuing our CPCT credit facility.

LOSSES AND LOSS ADJUSTMENT EXPENSES MBIA’s Insured Portfolio Management (“IPM”) Division is responsible for monitoring MBIA insured issues. The level and frequency of MBIA’s monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If IPM identifies concerns with respect to the performance of an insured issue it may designate such insured issue as “Caution List-Low,” “Caution List-Medium” or “Caution List-High.” The designation of any insured issue as “Caution List-Medium” or “Caution List-High” is based on the nature and extent of these concerns and requires that an increased monitoring and, if needed, a remediation plan be implemented for the related insured issue.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the event MBIA determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that insured issue. As of June 30, 2008, MBIA had 65 open case basis issues on its “Classified List” that had $1.0 billion in aggregate case reserves, net of reinsurance. The Company does not establish any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” until such issues are placed on the Company’s “Classified List.”

The following table presents the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves as of June 30, 2008 and 2007, as well as its loss provision and case basis activity for the six months ended June 30, 2008 and 2007.

	June 30,		Percent Change
In millions	2008	2007	2008 vs. 2007
Case-specific:
Gross	$1,111	$317	251%
Reinsurance recoverable on unpaid losses	73	48	51%

Net case reserves	$1,038	$269	286%
Unallocated	220	203	8%

Net loss and LAE reserves	$1,258	$472	167%

Losses and LAE	$310	$41	648%
Case basis activity	$525	$51	928%

The Company recorded $310 million in losses and LAE in the first six months of 2008, a $269 million increase from the first six months of 2007. In the first six months of 2008, the Company recorded $45 million of losses and LAE based on the Company’s policy of applying a loss factor to the insurance segment’s scheduled net earned premium. In addition, in the first six months of 2008 the Company recorded $265 million of loss and LAE related to our prime, second-lien RMBS exposure. In the first six months of 2007, the Company recorded $41 million in losses and LAE based on the Company’s loss factor. At June 30, 2008, the Company had $220 million in unallocated loss reserves, which represent the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio and are available for future case-specific activity. See “Critical Accounting Estimates—Loss and Loss Adjustment Expenses” include herein for information regarding the Company’s loss reserving methodology.

Total additions to case basis loss reserves were $525 million during the six months ended June 30, 2008, compared with $51 million during the six months ended June 30, 2007. During the first six months of 2008, case basis activity primarily consisted of case basis reserves related to our prime and near prime, second-lien RMBS exposure. During the first six months of 2007, case basis activity primarily consisted of loss reserves for insured obligations related to the Student Loan Finance Corporation (“SFC”), a multi-sector CDO and insured obligations within the home equity loan sector (pre-2005 vintage). Partially offsetting the 2007 loss reserves were reversals of previously established case basis reserves within the aircraft enhanced equipment trust certificates (“EETCs”) sector.

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is probable and estimable in the future. At June 30, 2008, case basis reserves consisted of the following:

Dollars in millions	Number of case basis issues	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	57	$1,029	$12,995
Issues without defaults	8	82	1,123

Total gross	65	$1,111	$14,118

Net of reinsurance:
Issues with defaults	57	$957	$12,130
Issues without defaults	8	81	1,084

Total net	65	$1,038	$13,214

When MBIA becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset. Such amounts are included in the Company’s balance sheet within “Other assets.” As of June 30, 2008 and December 31, 2007, we had salvage and subrogation assets of $223 million and $108 million, respectively. The increase in salvage and subrogation assets principally resulted from claim payments we made on our RMBS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

exposure for which we expect to recover. The amount the Company records as salvage and subrogation may be influenced by several factors during any period, such as the level of claim payments made for which the Company is entitled to reimbursements, amounts collected and impairment write-downs.

The Company has not reflected any potential recoveries as salvage or subrogation resulting from the repurchase of defective loans by the originators of the RMBS transactions with respect to which we have established case basis reserves. We are evaluating such potential recoveries and intend to pursue them aggressively. Such recoveries may be substantial. Once we have concluded our evaluation, including assessing the likelihood of such recoveries, we may establish salvage and subrogation reserves.

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

Under Eurotunnel’s safeguard plan, holders of Eurotunnel senior debt received cash in full for their claims and, accordingly, MBIA’s exposure to Eurotunnel senior debt was reduced to zero. Additionally, MBIA recovered claim payments it had made with respect to Eurotunnel senior debt. Under the safeguard plan, holders of Eurotunnel Tier 1A debt received cash in full for their claims and, on June 29, 2007, Fixed-Link Finance 2, B.V. (“FLF2”) used that cash to repay all of its outstanding notes and to reimburse MBIA for the 18 million British pound claim payment it made in the first quarter of 2007. MBIA’s exposure to Eurotunnel through FLF2 and to FLF2 debt was reduced to zero. Under the safeguard plan, holders of Eurotunnel Tiers 1 and 2 debt received cash in full for their claims and holders of Eurotunnel Tier 3 debt received approximately 62% of their claims in cash. Fixed-Link Finance, B.V. (“FLF1”) will use the cash received on account of its Tiers 1, 2 and 3 claims to make scheduled interest payments through February 1, 2009, at which time all available cash will be used to repay FLF1’s outstanding notes in order of priority. As a result of this development, S&P raised its ratings on the FLF1 Class A and B notes to AAA/Stable, noting that the recoveries of the Class A and B notes are wholly secured by cash. The Class A and B notes are pari passu with the Class G notes guaranteed by MBIA and recoveries of the Class G notes are also wholly secured by cash. Accordingly, although FLF1 no longer owns any Eurotunnel debt, MBIA remains exposed to FLF1 through February 1, 2009. At June 30, 2008, MBIA’s exposure to FLF1 debt on account of the Class G notes was approximately $791 million in net par outstanding. MBIA has not paid and does not expect to pay any claims with respect to its exposure to FLF1. The Company believes that it will not incur an ultimate loss on its Eurotunnel exposure and, therefore, has not established a case basis loss reserve for this credit.

MBIA insures mortgage-backed securities backed by subprime mortgages directly through residential mortgage-backed securities securitizations. MBIA also has indirect exposure to subprime mortgages that are included in CDOs in which MBIA guaranteed the senior most tranche of such transactions. There has been growing stress in the subprime mortgage market reflected by delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006, and 2007. As of June 30, 2008, the Company had $4.1 billion of net par outstanding from direct exposure to subprime mortgages and $9.9 billion of net par outstanding from indirect exposure (CDOs) to subprime mortgages. While subprime transactions directly guaranteed by MBIA include collateral consisting of mortgages originated during 2005, 2006 and 2007, given the amount of subordination below MBIA’s insured portion of such transactions available to absorb any losses from collateral defaults, we currently do not expect material ultimate losses on these transactions. As of June 30, 2008, there were no insured direct subprime mortgage transactions with 2005, 2006, or 2007 subprime mortgage collateral appearing on the Company’s Classified List or Caution Lists. As of June 30, 2008, we expected losses of $6 million (on a present value basis) on two multisector CDOs with net par outstanding of $47.1 million that include subprime mortgage exposure and that were reported on our Classified List. Additionally, there were four multisector insured CDOs with net par outstanding of $2.6 billion that include subprime mortgage exposure and that were reported on our Caution Lists.

MBIA also insures mortgage-backed securities backed by prime and near prime mortgages, including revolving home equity loans and closed-end second mortgages. Since the second half of 2007, the Company observed deterioration in the performance of several of its prime and near prime home equity transactions. As of June 30, 2008, MBIA has established case basis reserves of $796 million for future payments. During the first six months of 2008, the Company paid $412 million in claims, net of reinsurance, on 24 credits in this sector. The Company expects that loss payments on its prime, second-lien mortgage exposure during 2008 will amount to a significant portion of its current reserves for such exposure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the net par outstanding of MBIA’s residential mortgage-backed securities insured exposure as of June 30, 2008 by S&P credit rating category:

	Net Par Outstanding
In millions	Prime	Subprime	HELOC	CES	Total
AAA	$12,108	$2,966	$5	$29	$15,108
AA	1,254	390	—	187	1,831
A	634	219	751	665	2,269
BBB	711	315	7,428	8,685	17,139
Below Investment Grade	—	225	—	—	225

Total Net Par	$14,707	$4,115	$8,184	$9,566	$36,572

The following table presents the net par outstanding by vintage year of MBIA’s home equity lines of credit and closed-end second lien insured exposure as of June 30, 2008:

	Net Par Outstanding
In millions	HELOC	% of Total HELOC	CES	% of Total CES
2007	$1,290	15.8%	$6,527	68.2%
2006	3,056	37.3%	2,829	29.6%
2005	2,283	27.9%	0	0.0%
2004	1,181	14.4%	132	1.4%
2003 and prior	374	4.6%	78	0.8%

Total Net Par	$8,184	100.0%	$9,566	100.0%

The following table provides a listing of home equity line of credit and closed-end second lien transactions included in MBIA’s insured portfolio that were performing below MBIA’s expectations as of June 30, 2008:

Obligor Name	Net Par Outstanding (In millions)
HELOC:
GMACM 2006-HE4	$1,010.1
Countrywide Home Equity Master Trust 2005-M	747.1
Countrywide Home Equity Master Trust 2005-I	721.7
Countrywide Home Equity 2006-E	692.5
Countrywide Home Equity Series 2007-E	682.2
Countrywide Mortgage Corporation 2005-E	569.3
Countrywide Home Equity 2006-G	551.4
IndyMac Home Equity Line Asset-Backed Series 2006-H4	465.4
Residential Funding Home Equity Loan Trust 2007-HSA1	330.2
Countrywide Home Loans Inc 2005-A 1-A, 2-A	245.2
Countrywide Home Loans Inc 2004-I	232.8
Residential Funding Home Equity Loan Trust 2006-HSA4	176.3
Residential Funding Mortgage Securities 2007-HSA3	173.4
Residential Funding Home Equity Loan Trust 2006-HSA5	160.3
Countrywide Home Loans Inc 2004P	149.9
GSR 2007-HEL1	104.3
Irwin Home Equity Loan Trust 2002-1	4.8
Irwin Home Equity Loan Trust 2002-A	1.5

Total HELOC Net Par Outstanding	7,018.4

CES:
Countrywide Home Loans CWHEQ 2007-S1	1,231.9
Residential Funding Corporation 2007-HSA2	889.0
Countrywide Home Loans CWHEQ 2007-S2	785.5
Countrywide Home Loans CWHEQ 2006-S8	757.2
Countrywide Home Equity 2006-S9	724.6
Credit Suisse Home Equity Mortgage Trust	616.3
Countrywide Home Loans CWHEQ 2007-S3	550.0
Flagstar Home Equity Loan Asset Backed Trust 2007-1	507.6
Residential Funding Mortgage Securities 2007-HSA3	417.3
IndyMac Home Equity Mortgage Loan 2007-1 Class A & Class A-IO	354.2
Indymac Home Equity Loan ABS Trust 2007-2	191.0

Total CES Net Par Outstanding	7,024.6

Total Net Par Outstanding	$14,043.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MBIA continues to closely monitor the manufactured housing sector, which has experienced stress during the last several years. MBIA ceased writing business in this sector, other than through certain CDO transactions, in 2000. At June 30, 2008, the Company had $25 million in case basis reserves, net of reinsurance, covering net insured par outstanding of $117 million on three credits within the manufactured housing sector. The Company had additional manufactured housing exposure of $1.7 billion in net insured par outstanding as of June 30, 2008, of which approximately 23% has been placed on the Company’s Caution List-Medium and Caution List-High.

See “Recent Accounting Pronouncements” included herein for a discussion on the FASB’s accounting standard regarding accounting for financial guarantee insurance contracts and potential changes to the way MBIA establishes claim liabilities.

The amounts included within this “Loss and Loss Adjustment Expense” section exclude mark-to-market gains and losses and estimated credit impairments on insured credit derivatives. See the “Net Change in Fair Value of Insured Credit Derivatives” section included herein for information about payments we expect to make under insured credit derivative transactions.

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

As of June 30, 2008, the aggregate amount of insured par ceded by MBIA to reinsurers under reinsurance agreements was $75.1 billion. Additionally, the Company has other reimbursement agreements not accounted for as reinsurance, primarily with a reinsurer rated AA- by S&P and Aa3 by Moody’s, covering $3.8 billion of insured par. The following table presents the credit ratings and ratings status, percentage of outstanding par ceded, the reinsurance recoverable, derivative asset, and estimated credit impairments by reinsurer as of June 30, 2008. Several reinsurers have had their ratings or ratings status downgraded subsequent to June 30, 2008. Estimated credit impairments represent the reinsurers’ portion of amounts we expect to pay on insured derivative contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reinsurers In thousands	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Percentage of Total Par Ceded	Reinsurance Recoverable	Derivative Asset	Estimated Credit Impairments on Insured Derivatives
Channel Reinsurance Ltd.	AA (Negative Outlook)	Aa3 (Negative Outlook)	55.19%	$16,114	$714,805	$154,929
RAM Reinsurance Company, Ltd.	AA (Negative Outlook)	Aa3 (Negative Outlook)	14.14	20,084	83,453	22,974
Assured Guaranty Corp.	AAA (Stable)	Aaa (Stable)	9.97	11,269	1,303	—
Mitsui Sumitomo Insurance Company Ltd.	AA (Stable)	Aa3 (Stable)	5.88	8,117	20,962	2,270
Ambac Assurance Corporation	AA (Credit Watch Negative)	Aa3 (Negative Outlook)	5.25	—	—	—
Swiss Reinsurance Company	AA- (Stable)	Aa2 (Stable)	4.31	11,332	15,477	—
Assured Guaranty Re Ltd.	AA (Stable)	Aa2 (Stable)	1.06	—	61	—
Radian Asset Assurance Inc. fka Enhance	A (Credit Watch Negative)	A3 (Negative Outlook)	1.04	—	—	—
XL Financial Assurance Ltd.	BBB- (Credit Watch Negative)	B2 (Negative Outlook)	0.61	—	—	—
Sompo Japan Insurance Inc.	AA- (Stable)	Aa3 (Stable)	0.42	18	223	—
Other (1)	BBB- or above	B2 or above	2.09	5,356	795	—
Not Currently Rated			0.04	266	—	—

Total			100.00%	$72,556	$837,079	$180,173

(1)	Several reinsurers within this category are not rated by Moody’s.

Channel Re provides reinsurance to MBIA. MBIA owns a 17.4% equity interest in Channel Re. In February 2008, Moody’s downgraded Channel Re to Aa3 with a negative rating outlook from Aaa. In June 2008, S&P downgraded Channel Re to AA with a negative rating outlook from AAA. In August 2008, Moody’s downgraded Channel Re to Baa1 with a negative outlook from Aa3. As of June 30, 2008, the Company expects Channel Re to continue to report negative shareholder’s equity on a GAAP basis, primarily due to unrealized losses on ceded derivatives based on fair value accounting. As of June 30, 2008, the fair value of the derivative assets related to credit derivatives ceded to Channel Re was $715 million. The Company included the consideration of the credit risk of Channel Re in determining the fair value of the derivative assets. The reinsurance recoverable from Channel Re was $16 million as of June 30, 2008. The Company believes Channel Re has sufficient liquidity supporting its business to fund obligations related to ceded credit derivatives contracts. In performing its assessment, the Company determined that cash and investments, inclusive of approximately $501 million that Channel Re had on deposit in trust accounts for the benefit of MBIA as of June 30, 2008, and borrowing facilities available to Channel Re were in excess of MBIA’s exposure to Channel Re. Although the trust accounts limit the potential for Channel Re to default on its obligations to MBIA, there can be no assurance that Channel Re will not default on its obligations to MBIA that exceed the amounts already established in the trust accounts.

Several of the Company’s other financial guarantee reinsurers, including RAM Reinsurance Company, Ltd., Ambac Assurance Corporation, Radian Asset Assurance Inc. (formerly known as Enhance), XL Financial Assurance Ltd. and XL Capital Assurance Inc., have had their credit ratings either downgraded or put on negative watch by one or more of the major rating agencies between December 2007 and June 2008. Although there was no material impact on the Company for any of the rating agency actions through June 2008 relating to these reinsurers, a further downgrade of one or more of these reinsurers could require the establishment of reserves against any receivables due from the reinsurers.

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

The Company’s insurance expenses, as well as its expense ratio, for the three and six months ended June 30, 2008 are presented in the following table:

	2nd Quarter		Year-to-date		Percent Change
					2nd Quarter	Year-to-date
In millions	2008	2007	2008	2007	2008 vs. 2007	2008 vs. 2007
Gross expenses	$38	$63	$75	$124	(40)%	(39)%

Amortization of deferred acquisition costs	$23	$17	$39	$34	32%	13%
Operating expenses	41	35	87	68	17%	29%

Total insurance operating expenses	$64	$52	$126	$102	22%	24%

Expense ratio	23.2%	23.4%	26.6%	23.2%

Gross insurance expenses decreased 40% for the second quarter and 39% for the first six months of 2008 compared with the same periods of 2007 primarily as a result of a decrease in compensation costs related to the reversal of prior year bonus and long-term incentive award accruals. We expect quarterly gross insurance expenses for the remainder of 2008 to be approximately $50 million to $60 million. In the second quarter and first six months of 2008, the amortization of deferred acquisition costs increased 32% and 13%, respectively, compared with the same periods in 2007, consistent with the increases in insurance premiums earned for the comparable periods.

Operating expenses for the second quarter and first six months of 2008 increased 17% and 29%, respectively, compared with the same periods in 2007 principally due to the decline in the rate at which acquisition costs are deferred. We expect quarterly operating expense for the remainder of 2008 to remain significantly higher compared with 2007, averaging approximately $55 million. However, operating expenses will be influenced by our ability to write new business and defer related policy acquisition costs.

Financial guarantee insurance companies use the expense ratio (expenses divided by net premiums earned) as a measure of expense management. For the three months ended June 30, 2008 the impact of insurance expense increases were offset by an increase in premiums earned. However, for the six months ended June 30, 2008 insurance expenses increased at a greater rate than premiums earned resulting in a higher expense ratio as reported in the preceding table.

In 2007 and 2008, there has been a decrease in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. The decreasing ratio reflects lower costs associated with acquiring new policies, which largely resulted from the compensation-related accrual reversals, relative to a smaller decrease in deferred and future installment premiums. Over the last several years ending December 31, 2006, there was an increase in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. The increasing ratio reflected higher costs associated with acquiring new policies relative to a smaller growth in deferred and future installment premiums.

INTEREST EXPENSE Interest expense from our insurance operations, which primarily consists of interest related to MBIA Corp.’s surplus notes issued on January 16, 2008 and debt issued by consolidated VIEs, increased to $47 million and $93 million for the three and six months ended June 30, 2008, respectively, from $21 million and $42 million for the three and six months ended June 30, 2007, respectively. Three and six months ended June 30, 2008 include $35 million and $65 million, respectively, of interest expense associated with the MBIA Corp. surplus notes issued in the first quarter of 2008. Partially offsetting the interest expense from our surplus notes was a decrease in interest expense associated with consolidated VIEs, which principally resulted from a decrease in interest rates on floating rate obligations issued by these VIEs.

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

MBIA consolidates certain third-party VIEs as a result of financial guarantees provided by the insurance operations. Third-party VIEs’ assets and liabilities are primarily reported in “Investments held-to-maturity” and “Variable interest entity floating rate notes,” respectively, on the face of the Company’s balance sheet. The assets and liabilities of these VIEs each totaled $1.3 billion at June 30, 2008 and $1.4 billion at December 31, 2007. Revenues and expenses related to third-party VIEs are primarily recorded in “Net investment income” and “Interest expense,” respectively, on the Company’s statements of operations and substantially net to zero. Consolidation of such VIEs does not increase our exposure above that already committed to in our insurance policies. Additionally, consolidation of the insured VIEs does not affect the capital ratios, debt covenants, dividends or credit ratings of the Company.

COLLATERALIZED DEBT OBLIGATIONS AND RELATED INSTRUMENTS As part of its insurance operations, the Company provides guarantees on CDO tranches, as well as protection on structured CMBS and corporate credit pools.

The Company’s $125.4 billion CDO portfolio comprised 19% of the Company’s total insured net par of $644.2 billion as of June 30, 2008. The Company’s aggregate CDO book is diversified by vintage and collateral type. Ninety percent of this exposure, or $112.4 billion, was insured via CDS. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

Collateral Type In billions	Net Par	Percent
Multi-Sector CDOs (1)	$20.9	17%
Multi-Sector CDO-Squared	8.6	7%
Investment Grade CDOs and Structured Corporate Credit Pools	42.6	34%
High Yield Corporate CDOs	10.9	9%
Structured Commercial Mortgage Backed Securities (CMBS) Pools and Commercial Real Estate (CRE) CDOs	42.2	33%
Emerging Market CDOs	0.2	0%

Total	$125.4	100%

(1)	Does not include Multi-Sector CDO-Squared transactions totaling $8.6 billion net par.

Multi-Sector CDOs

Multi-Sector CDOs are transactions that include a variety of structured finance asset classes in their collateral pools. As of June 30, 2008, $29.5 billion, or approximately 5%, of the Company’s total insured net par outstanding of $644.2 billion and 24% of the Company’s $125.4 billion CDO and related instruments portfolio insured net par outstanding, was comprised of Multi-Sector CDOs. The collateral in the Multi-Sector CDOs includes subprime RMBS and other RMBS, CDOs of ABS (multi-sector CDOs), Corporate CDOs, Collateralized Loan Obligations (“CLOs”), other ABS (e.g. securitizations of auto receivables, credit cards, etc.), Commercial Real Estate CDOs, CMBS, and Corporate credits.

For the Multi-Sector CDOs, the next four tables provide breakdowns of the collateral composition and ratings of subprime RMBS collateral, non subprime RMBS collateral, and CDOs of ABS collateral by vintage year and rating. CDOs of ABS may contain exposure to various types of collateral, including RMBS. The collateral level detail presented for each year insured was calculated using a weighted average of the total collateral as of June 30, 2008 for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over collateralization and subordination) and reinsurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Multi-Sector CDO Portfolio: Collateral Composition, Subordination, and Net Derivative Asset/Liability

($ in millions)			Collateral as % of Performing Pool Balance as of June 30, 2008
Year Insured(1)	Net Par Outstanding	Other RMBS	Subprime RMBS	ABS	CMBS	Corp	CLO	CDO of ABS	Other CDO	Total	Current Subordination Range Below MBIA(2)	Original Subordination Range Below MBIA(2)	Net Derivative Asset/(Liability) ($ in thousands) (3)
CDOs of High-Grade U.S. ABS
2004	1,309	32%	32%	8%	4%	0%	10%	10%	5%	100%	11.9 -13.0%	12.5 -13.0%	(163,322)
2005	600	45%	34%	1%	1%	0%	5%	8%	6%	100%	18.4%	20.0%	(48,404)
2006(4)	3,225	53%	30%	1%	6%	0%	0%	9%	1%	100%	3.3 -17.6%	12.0 -14.0%	(451,811)
2007(4)(5)	9,965	47%	38%	0%	5%	0%	2%	4%	3%	100%	0.0 -42.6%	13.0 -60.0%	(1,294,574)

Sub-total	15,099												(1,958,111)

CDOs of Mezzanine U.S. ABS
2000	31	31%	1%	9%	55%	4%	0%	0%	0%	100%	28.8%	21.4%	—
2002	809	28%	7%	13%	28%	8%	6%	7%	3%	100%	11.3 -89.7%	13.8 -40.0%	(87,242)
2003	871	33%	24%	15%	18%	2%	4%	1%	3%	100%	0 -64.1%	21.5 -29.8%	(338)
2004	850	35%	36%	4%	20%	0%	1%	3%	2%	100%	16.9 -30.9%	16.0 -30.5%	(16,076)
2005	362	9%	53%	1%	30%	0%	0%	2%	5%	100%	21.1%	19.5%	(33,578)
2007(4)	467	52%	42%	0%	4%	0%	0%	1%	1%	100%	19.8%	37.0%	(24,568)

Sub-total	3,390												(161,802)

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	199	0%	0%	0%	0%	0%	68%	0%	32%	100%	13.0%	5.0%	—
2003	301	0%	0%	0%	0%	0%	65%	24%	11%	100%	15.9 -73.0%	20.0%	(5,960)
2004	1,350	2%	0%	2%	0%	0%	75%	11%	10%	100%	11.0%	10.0%	(39,203)
2005	1,430	0%	20%	0%	0%	0%	60%	17%	2%	100%	10.5%	10.0%	(86,777)
2006(4)	2,151	5%	19%	2%	0%	0%	46%	27%	1%	100%	3.4 -10.5%	10.0 -13.0%	(150,875)
2007(4)	3,150	4%	6%	0%	0%	0%	72%	16%	3%	100%	13.0 -15.0%	13.0 -15.0%	(151,625)

Sub-total	8,582												(434,440)

Total	27,071												(2,554,353)
	1,056	Multi-Sector CDOs European Mezzanine & Other Collateral (4 CDOs) (6)											(30,845)
	1,419	Multi-Sector CDOs insured in the Secondary Market prior to 2005 (37 CDOs) (6)											—

Grand Total	29,547												(2,585,198)

Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. The totals may not sum due to rounding.

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

(4)

As of June 30, 2008, the Company estimated $1.0 billion of total credit impairment on nine deals insured during 2006 and 2007, with a total net par of $9.2 billion. Three transactions insured in 2006 (totaling $3.3 billion) have an impairment of $0.3 billion while six transactions insured in 2007 (totaling $5.9 billion), have an impairment of $0.7 billion.

(5)

The insured credit derivative contracts for two CDO transactions insured in 2007 were terminated during the second quarter of 2008 without any payment by MBIA; the two CDOs totaled $0.8 billion of net par outstanding as of March 31, 2008.

(6)

The table does not provide collateral level detail on 41 CDOs totaling $2.5 billion of net par. Three deals, with $900 million of net par, contain European Mezzanine ABS assets including 53% RMBS, 24% CDO, 18% CMBS and 5% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.4 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

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

MBIA’s Multi-Sector CDOs benefit from two sources of credit enhancement. Firstly, the subordination in the underlying securities collateralizing the MBIA wrapped tranche must be fully eroded; secondly, the subordination below MBIA’s insurance coverage must be fully eroded before MBIA’s insured interest is subject to a claim. The original subordination levels and those as of June 30, 2008 are detailed in the above table, and these subordination levels may have declined materially since this date. MBIA’s payment obligations after a default vary by deal and by insurance type; there are three types of policy payment types: (i) where MBIA insures Current Interest & Ultimate Principal; (ii) where MBIA insures Ultimate Principal only; and (iii) where MBIA insures payments upon settlement of individual collateral losses as they occur after the complete erosion of deal deductibles, such payment profiles are referred to as Asset Coverage with a Deductible.

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

($ in millions)	Net Par Outstanding	% Collateral that is Subprime	Vintage of Subprime RMBS				Subprime RMBS - Ratings As of July 11, 2008
Year Insured(1)			2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS
2004	1,309	32%	24%	1%	7%	32%	9%	16%	4%	2%	2%	32%
2005	600	34%	32%	3%	0%	34%	4%	12%	15%	3%	0%	34%
2006(3)	3,225	30%	12%	16%	2%	30%	4%	10%	5%	3%	9%	30%
2007(3)(4)	9,965	38%	1%	24%	13%	38%	3%	4%	3%	3%	25%	38%

Sub-total	15,099

CDOs of Mezzanine U.S. ABS
2000	31	1%	1%	0%	0%	1%	0%	0%	1%	0%	0%	1%
2002	809	8%	6%	1%	0%	7%	0%	1%	2%	2%	3%	7%
2003	871	24%	18%	3%	3%	24%	1%	2%	5%	9%	7%	24%
2004	850	36%	23%	2%	11%	36%	2%	5%	10%	9%	11%	36%
2005	362	53%	42%	0%	11%	53%	0%	6%	12%	19%	16%	53%
2007(3)	467	42%	7%	26%	10%	42%	0%	0%	0%	1%	41%	42%

Sub-total	3,390

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	199	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	301	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	1,350	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2005	1,430	20%	16%	3%	1%	20%	2%	8%	5%	2%	4%	20%
2006(3)	2,151	19%	5%	5%	9%	19%	7%	6%	1%	2%	3%	19%
2007(3)	3,150	6%	1%	1%	3%	6%	0%	2%	0%	0%	4%	6%

Sub-total	8,582

Total	27,071
	1,056	Multi-Sector CDOs European Mezzanine & Other Collateral (4 CDOs) (5)
	1,419	Multi-Sector CDOs insured in the Secondary Market prior to 2005 (37 CDOs) (5)

Grand Total	29,547

All figures represent MBIA’s insured net par outstanding as of June 30, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of July 11, 2008. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

As of June 30, 2008, the Company estimated $1.0 billion of total credit impairment on nine deals insured during 2006 and 2007, with a total net par of $9.2 billion. Three transactions insured in 2006 (totaling $3.3 billion) have an impairment of $0.3 billion while six transactions insured in 2007 (totaling $5.9 billion), have an impairment of $0.7 billion.

(4)

The insured credit derivative contracts for two CDO transactions insured in 2007 were terminated during the second quarter of 2008 without any payment by MBIA; the two CDOs totaled $0.8 billion of net par outstanding as of March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(5)

The table does not provide collateral level detail on 41 CDOs totaling $2.5 billion of net par. Three deals, with $900 million of net par, contain European Mezzanine ABS assets including 53% RMBS, 24% CDO, 18% CMBS and 5% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.4 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

($ in millions)	Net Par Outstanding	% Collateral that is Non Subprime RMBS	Vintage of Non Subprime RMBS					Non Subprime RMBS - Ratings As of July 11, 2008
Year Insured(1)			2005 and Prior	2006	2007	2008	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS
2004	1,309	32%	25%	3%	3%	0%	32%	12%	11%	5%	1%	2%	32%
2005	600	45%	43%	0%	2%	0%	45%	11%	12%	14%	5%	2%	45%
2006(3)	3,225	53%	21%	29%	1%	1%	53%	20%	13%	4%	3%	13%	53%
2007(3)(4)	9,965	47%	3%	32%	12%	0%	47%	16%	6%	3%	2%	21%	47%

Sub-total	15,099

CDOs of Mezzanine U.S. ABS
2000	31	31%	31%	0%	0%	0%	31%	1%	10%	3%	8%	9%	31%
2002	809	28%	26%	2%	0%	0%	28%	2%	3%	4%	10%	9%	28%
2003	871	33%	28%	4%	0%	0%	33%	5%	4%	6%	8%	9%	33%
2004	850	35%	27%	4%	4%	0%	35%	3%	7%	7%	9%	9%	35%
2005	362	9%	6%	2%	1%	0%	9%	1%	2%	0%	2%	5%	9%
2007(3)	467	52%	19%	26%	7%	0%	52%	0%	0%	0%	6%	46%	52%

Sub-total	3,390

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	199	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	301	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	1,350	2%	2%	0%	0%	0%	2%	2%	0%	0%	0%	0%	2%
2005	1,430	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2006(3)	2,151	5%	2%	2%	1%	0%	5%	0%	1%	1%	0%	2%	5%
2007(3)	3,150	4%	1%	2%	1%	0%	4%	0%	2%	1%	0%	1%	4%

Sub-total	8,582

Total	27,071
	1,056	Multi-Sector CDOs European Mezzanine & Other Collateral (4 CDOs) (5)
	1,419	Multi-Sector CDOs insured in the Secondary Market prior to 2005 (37 CDOs) (5)

Grand Total	29,547

All figures represent MBIA’s insured net par outstanding as of June 30, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of July 11, 2008. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

As of June 30, 2008, the Company estimated $1.0 billion of total credit impairment on nine deals insured during 2006 and 2007, with a total net par of $9.2 billion. Three transactions insured in 2006 (totaling $3.3 billion) have an impairment of $0.3 billion while six transactions insured in 2007 (totaling $5.9 billion), have an impairment of $0.7 billion.

(4)

The insured credit derivative contracts for two CDO transactions insured in 2007 were terminated during the second quarter of 2008 without any payment by MBIA; the two CDOs totaled $0.8 billion of net par outstanding as of March 31, 2008.

(5)

The table does not provide collateral level detail on 41 CDOs totaling $2.5 billion of net par. Three deals, with $900 million of net par, contain European Mezzanine ABS assets including 53% RMBS, 24% CDO, 18% CMBS and 5% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.4 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing CDOs of ABS

($ in millions)	Net Par Outstanding	% Collateral that is CDO of ABS	Vintage of CDO of ABS				CDO of ABS - Ratings As of July 11, 2008
Year Insured(1)			2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS
2004	1,309	10%	10%	0%	0%	10%	2%	3%	2%	0%	3%	10%
2005	600	8%	7%	1%	0%	8%	2%	1%	1%	2%	1%	8%
2006(3)	3,225	9%	1%	8%	0%	9%	0%	0%	1%	0%	6%	9%
2007(3)(4)	9,965	4%	0%	3%	1%	4%	0%	0%	0%	1%	3%	4%

Sub-total	15,099

CDOs of Mezzanine U.S. ABS
2000	31	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2002	809	7%	5%	2%	0%	7%	0%	0%	0%	3%	3%	7%
2003	871	1%	1%	0%	0%	1%	0%	0%	0%	0%	0%	1%
2004	850	3%	3%	0%	0%	3%	0%	0%	0%	1%	1%	3%
2005	362	2%	2%	0%	0%	2%	0%	0%	0%	1%	0%	2%
2007(3)	467	1%	0%	0%	1%	1%	0%	0%	0%	0%	1%	1%

Sub-total	3,390

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	199	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	301	24%	24%	0%	0%	24%	7%	4%	2%	8%	3%	24%
2004	1,350	11%	11%	0%	0%	11%	9%	0%	1%	1%	0%	11%
2005	1,430	17%	5%	12%	0%	17%	3%	1%	3%	0%	11%	17%
2006(3)	2,151	27%	2%	18%	7%	27%	0%	0%	1%	0%	26%	27%
2007(3)	3,150	16%	0%	4%	12%	16%	0%	0%	1%	1%	13%	16%

Sub-total	8,582

Total	27,071

	1,056	Multi-Sector CDOs European Mezzanine & Other Collateral (4 CDOs)(5)
	1,419	Multi-Sector CDOs insured in the Secondary Market prior to 2005 (37 CDOs) (5)

Grand Total	29,547

All figures represent MBIA’s insured net par outstanding as of June 30, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of July 11, 2008. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

As of June 30, 2008, the Company estimated $1.0 billion of total credit impairment on nine deals insured during 2006 and 2007, with a total net par of $9.2 billion. Three transactions insured in 2006 (totaling $3.3 billion) have an impairment of $0.3 billion while six transactions insured in 2007 (totaling $5.9 billion), have an impairment of $0.7 billion.

(4)

The insured credit derivative contracts for two CDO transactions insured in 2007 were terminated during the second quarter of 2008 without any payment by MBIA; the two CDOs totaled $0.8 billion of net par outstanding as of March 31, 2008.

(5)

The table does not provide collateral level detail on 41 CDOs totaling $2.5 billion of net par. Three deals, with $900 million of net par, contain European Mezzanine ABS assets including 53% RMBS, 24% CDO, 18% CMBS and 5% other, and were closed

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.4 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

Since mid-2007, the Multi-Sector CDO portfolio experienced stress related to the U.S. subprime mortgage crisis. Impairment estimates were increased for the three CDOs for which the Company estimated impairment during the fourth quarter of 2007; in addition, impairments were estimated for an additional six CDOs during the first quarter of 2008. During the second quarter of 2008, impairments were further increased to reflect three months of accretion or in other words, the effects of the shortening of the discount period by three months. As of June 30, 2008, MBIA estimated credit impairment in connection with nine Multi-Sector CDO transactions aggregating to $1.04 billion for which MBIA expects to incur actual claims in the future.

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

As of June 30, 2008, the majority of insurance protection provided by MBIA for its Investment Grade Corporate CDO exposure attached at a super senior level and the Company’s insured Investment Grade Corporate CDOs had not experienced any material credit deterioration. The Company’s net par exposure to Investment Grade Corporate CDOs represents 34% of the Company’s CDO exposure and approximately 7% of the Company’s total net par insured. The Company’s Investment Grade Corporate CDO exposure references pools of predominantly investment grade corporate credits; some of these pools may also include limited exposure to other asset classes, including structured finance securities (including RMBS and CDO collateral). Most of MBIA’s Investment Grade Corporate CDO policies guaranty coverage of losses on collateral assets once a deductible has been eroded, and are generally bespoke structures.

In addition, $14.9 billion net par of MBIA’s insured Investment Grade Corporate CDOs are typically structured to include buckets (30%-35% allocations) of references to Investment Grade Corporate CDO monotranches. In such transactions, MBIA’s insured Investment Grade Corporate CDOs includes, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The reference monotranches in such CDOs are typically rated double-A and each reference monotranche will typically be sized to approximately 3% of the overall reference risk pool. Deals with buckets for monotranche exposure are managed transactions. The inner referenced monotranches are themselves managed exposures (managed by the same manager as the MBIA insured investment grade corporate CDO), and are not subject to acceleration and other control right provisions vested with a senior investor.

Of the Company’s $42.6 billion net par Investment Grade CDO portfolio at June 30, 2008, the collateral composition, underlying credit ratings of the collateral that support the Subprime RMBS, Non-subprime RMBS, and CDOs of ABS exposures along with their vintage are presented in the following tables. The collateral level detail for each year insured was calculated using a weighted average of the total collateral for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over collateralization and subordination) and reinsurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Grade Corporate CDO Portfolio: Collateral Composition, Subordination, and Net Derivative Asset/Liability

($ in millions)	Net Par Outstanding	Collateral as % of Performing Pool Balance as of June 30, 2008
Year Insured(1)		Corp(5)	ABS	Subprime RMBS	Other RMBS	CDO(2)	Other	Total	Current Subordination Range Below MBIA(3)	Original Subordination Range Below MBIA(3)	Net Derivative Asset/(Liability) ($ in thousands) (4)
2003 and Prior	5,479	100%	0%	0%	0%	0%	0%	100%	8.3 -25.0%	11.0 -22.0%	165
2004(5)	5,884	90%	0%	5%	2%	3%	0%	100%	10.5 -15.0%	10.0 -15.0%	(106,632)
2005(5)	8,003	96%	0%	1%	3%	1%	0%	100%	12.5 -25.0%	12.5 -25.0%	(44,900)
2006(5)	8,820	92%	0%	4%	3%	1%	0%	100%	16.0 -38.8%	16.0 -40.0%	(67,709)
2007(5)	13,886	96%	0%	1%	2%	1%	0%	100%	15.0 -35.0%	15.0 -35.0%	(47,346)

Sub-total	42,072										(266,422)

	490	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (14 CDOs) (6)									(7,217)

Grand Total	42,562										(273,640)

Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	The CDO collateral composition contains CDOs of ABS, CLOs, and Collateralized Bond Obligations (“CBOs”).
(3)	The range represents the minimum and maximum subordination for deals written in that year.
(4)

This column represents the net derivative asset/(liability) primarily for CDS deals written in that year. Note that not all insurance contracts are considered derivatives. Please refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for the Company’s accounting treatment of derivatives (including CDS on CDOs).

(5)

Years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. In such transactions, MBIA’s insured Investment Grade Corporate CDOs include, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of assets or obligors with a specific attachment and a specific detachment point. The reference monotranches in such CDOs are typically rated double-A and each reference monotranche will typically be sized to approximately 3% of the overall reference risk pool. Deals with buckets for monotranche exposure are managed transactions. The inner referenced monotranches are themselves managed exposures (managed by the same manager as the MBIA insured Investment Grade Corporate CDO), and are not subject to acceleration and other control right provisions vested with a senior investor. These transactions also may contain RMBS securities within limits ranging from 0% to 20% with one exception at 45%.

(6)

The table does not provide collateral level detail on 14 Investment Grade CDOs totaling $0.5 billion of net par. These deals were insured prior to 2003. In addition, all 14 deals were rated triple-A at the time MBIA wrote insurance on them.

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

($ in millions)	Net Par Outstanding	% Collateral that is Subprime	Vintage of Subprime RMBS				Subprime RMBS - Ratings As of July 11, 2008
Year Insured(1)			2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	5,479	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,884	5%	3%	1%	0%	5%	0%	1%	2%	1%	1%	5%
2005(3)	8,003	1%	0%	0%	0%	1%	0%	0%	0%	0%	0%	1%
2006(3)	8,820	4%	1%	2%	0%	4%	0%	0%	0%	0%	3%	4%
2007(3)	13,886	1%	0%	1%	0%	1%	0%	0%	0%	0%	1%	1%

Sub-total	42,072

	490	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (14 CDOs) (4)

Grand Total	42,562

All figures represent MBIA’s insured net par outstanding as of June 30, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of July 11, 2008. The totals may not sum due to rounding.

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

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

($ in millions)	Net Par Outstanding	% Collateral that is Non Subprime	Vintage of Non Subprime RMBS				Non Subprime RMBS - Ratings As of July 11, 2008
Year Insured(1)			2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	5,479	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,884	2%	2%	0%	0%	2%	0%	0%	1%	0%	0%	2%
2005(3)	8,003	3%	1%	1%	0%	3%	0%	0%	0%	1%	1%	3%
2006(3)	8,820	3%	0%	2%	0%	3%	1%	0%	0%	0%	1%	3%
2007(3)	13,886	2%	0%	1%	1%	2%	0%	0%	0%	0%	1%	2%

Sub-total	42,072

	490	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (14 CDOs)(4)

Grand Total	42,562

All figures represent MBIA’s insured net par outstanding as of June 30, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of July 11, 2008. The totals may not sum due to rounding.

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

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing CDOs of ABS

($ in millions)			Vintage of CDO of ABS				CDO of ABS - Ratings As of July 11, 2008
Year Insured(1)	Net Par Outstanding	% Collateral that is CDO of ABS	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	5,479	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,884	2%	2%	0%	0%	2%	0%	0%	0%	0%	0%	2%
2005(3)	8,003	1%	0%	0%	0%	1%	0%	0%	0%	0%	0%	1%
2006(3)	8,820	1%	0%	1%	0%	1%	0%	0%	0%	0%	1%	1%
2007(3)	13,886	1%	0%	0%	0%	1%	0%	0%	0%	0%	1%	1%

Sub-total	42,072

	490	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (14 CDOs) (4)

Grand Total	42,562

All figures represent MBIA’s insured net par outstanding as of June 30, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of July 11, 2008. The totals may not sum due to rounding.

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

High Yield Corporate CDOs

The High Yield Corporate CDO portfolio totaling $10.9 billion is largely comprised of low leverage middle market/special opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). The Company’s net par exposure to High Yield Corporate CDOs represents 9% of the Company’s CDO exposure and approximately 2% of the Company’s total net par insured as of June 30, 2008. The Company did not experience any material credit deterioration to this book during the six months ended June 30, 2008. The High Yield Corporate CDO portfolio did not contain any Subprime RMBS, Non-subprime RMBS, and CDOs of ABS exposures.

The following table shows the collateral composition, original and current subordination for the High Yield Corporate CDOs, as well as the net derivative asset/(liability) for each year insured. The collateral level detail for each year insured was calculated using a weighted average of the net par written for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over collateralization and subordination) and reinsurance.

High Yield Corporate CDOs: Collateral Composition, Subordination, and Net Derivative Asset/Liability

($ in millions)	Net Par Outstanding	Collateral as % of Performing Pool Balance as of June 30, 2008
Year Insured(1)		Corp	Current Subordination Range Below MBIA(2)		Original Subordination Range Below MBIA(2)	Net Derivative Asset/(Liability) ($ in thousands) (3)
1996	60	100%	0.0%	(4)	12.1%	—
1997	53	100%	0.0%	(4)	12.1%	—
1998	163	100%	47.3 -62.7%	(4)	28.4 -34.2%	—
1999	30	100%	12.9 -76.2%		22.3 -29.4%	—
2002	216	100%	16.6%		19.4%	—
2003	899	100%	18.3 -52.4%		24.2 -40.0%	(33)
2004	1,523	100%	27.7 -39.6%		22.0 -33.3%	—
2005	1,328	100%	19.3 -53.2%		21.8 -34.0%	(3)
2006	3,727	100%	10.0 -46.6%		10.0 -49.0%	—
2007	2,328	100%	30.2 -45.1%		31.0 -42.0%	(3)

Sub-total	10,326					(39)

	739	High Yield Corporate CDOs insured in the Secondary Market prior to 2004 (31 CDOs) (5)				(19,492)

Grand Total	11,065					(19,531)

Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. The totals may not sum due to rounding.

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
(5)

The table does not provide collateral level detail on 31 High Yield CDOs totaling $0.7 billion of net par. These deals were insured prior to 2004. In addition, all 31 deals were rated triple-A at the time MBIA wrote insurance on them.

(6)	The table includes Emerging Market CDOs totaling $0.2 billion of net par.

Structured CMBS Pools and CRE CDOs

The Structured CMBS Pools and CRE CDO portfolio is a diversified global portfolio of highly-rated structured transactions primarily supported by collateral from the commercial real estate sector. The Company did not experience any material credit deterioration to this book during the quarter ended June 30, 2008. This portfolio can be sub-divided into two distinct pools: Structured CMBS pools and CRE CDOs.

The Company’s exposure to Structured CMBS Pools totaling $32.5 billion represents 26% of the Company’s CDO exposure and approximately 5% of the Company’s total net par insured as of June 30, 2008. These transactions are pools of CMBS, REIT Debt and CRE CDOs that are structured with a first loss deductible sized to a triple-A (or a multiple of triple-A) level of credit protection before consideration is given to the wrap provided by the Company.

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

The Company’s CRE CDO exposure comprised approximately 8% or $9.8 billion of the Company’s CDO exposure and 2% of the Company’s total insured net par as of June 30, 2008. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. The structures benefit from typical CDO structural protections such as cash diversion triggers, collateral quality tests and manager replacement provisions. MBIA guarantees timely interest & ultimate principal on these CDOs. As with the Company’s other CDOs, these transactions generally are structured with triple-A, or a multiple of triple-A credit support protection below the Company’s guarantee.

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

Structured CMBS Pools and CRE CDOs: Collateral Composition, Subordination, and Net Derivative Asset/Liability

($ in millions)		Collateral as % of Performing Pool Balance as of June 30, 2008
Year Insured(1)	Net Par Outstanding	Cusip CMBS	Whole Loans	REIT Debt	CRE CDO	Subprime RMBS	Other RMBS	ABS	Other	Total	Current Subordination Range Below MBIA(2)	Original Subordination Range Below MBIA(2)	Net Derivative Asset/ (Liability) ($ in thousands) (3)
CRE CDOs
2004	408	63%	1%	18%	0%	15%	3%	0%	0%	100%	21.6-22.8%	22.0-22.4%	—
2005	1,540	56%	1%	8%	7%	18%	4%	4%	1%	100%	19.4-36.5%	18.0-36.0%	(63,491)
2006	3,408	35%	53%	6%	6%	0%	1%	0%	0%	100%	24.0-60.2%	24.0-55.0%	(51,377)
2007	4,430	47%	38%	7%	6%	1%	1%	0%	0%	100%	22.0-53.7%	20.0-60.0%	(180,327)

Sub-total	9,786												(295,195)

Structured CMBS Pools
2004	164	62%	0%	37%	1%	0%	0%	0%	0%	100%	28.1%	26.0%	—
2005	2,075	100%	0%	0%	0%	0%	0%	0%	0%	100%	8.0%	8.0%	(945)
2006	7,009	89%	0%	0%	11%	0%	0%	0%	0%	100%	10.0-70.0%	10.0-70.0%	(207,781)
2007	22,898	97%	0%	0%	3%	0%	0%	0%	0%	100%	5.0-82.2%	5.0-82.3%	(366,474)

Sub-total	32,146												(575,200)

Total	41,932												(870,395)

	315	Structured CMBS Pools insured in the Secondary Market prior to 2005 (8 CDOs) (4)											—

Grand total	42,247												(870,395)

Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. The totals may not sum due to rounding.

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

(4)

The table does not provide collateral level detail on eight Structured CMBS pools totaling $0.3 billion of net par executed in the secondary market. These deals were insured prior to 2005. In addition, all seven deals were rated triple-A at the time MBIA wrote insurance.

The Company’s $42.2 billion net par Structured CMBS Pools and CRE CDO portfolio at June 30, 2008 did not contain any CDOs of ABS exposures, and the Structured CMBS Pools did not contain any Subprime and Non-subprime RMBS exposures. The underlying credit ratings of the collateral that support the Subprime RMBS, Non-subprime RMBS exposures along with their vintage are presented for the CRE CDO portfolio in the following tables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRE CDOs: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

($ in millions)			Vintage of Subprime RMBS				Breakdown of Subprime RMBS
Year Insured(1)	Net Par Outstanding	% Subprime collateral	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CRE CDOs
2004	408	15%	15%	0%	0%	15%	1%	1%	6%	7%	0%	15%
2005	1,540	18%	12%	4%	3%	18%	1%	0%	2%	11%	4%	18%
2006	3,408	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2007	4,430	1%	1%	0%	0%	1%	0%	0%	0%	0%	1%	1%

Sub-total	9,786

	32,146	Structured CMBS Pools

Total	41,932

	315	Structured CMBS Pools insured in the Secondary Market prior to 2005(7 CDOs) (3)

Grand total	42,247

All figures represent MBIA’s insured net par outstanding as of June 30, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of July 11, 2008. The totals may not sum due to rounding.

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

CRE CDOs: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

($ in millions)			Vintage of Non Subprime RMBS				Breakdown of Non Subprime RMBS
Year Insured(1)	Net Par Outstanding	% Non Subprime collateral	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CRE CDOs
2004	408	3%	2%	1%	1%	3%	1%	0%	0%	2%	0%	3%
2005	1,540	4%	2%	2%	0%	4%	0%	0%	1%	3%	0%	4%
2006	3,408	1%	0%	0%	0%	1%	0%	0%	0%	0%	0%	1%
2007	4,430	1%	1%	0%	0%	1%	0%	0%	0%	0%	0%	1%

Sub-total	9,786

	32,146	Structured CMBS Pools

Total	41,932

	315	Structured CMBS Pools insured in the Secondary Market prior to 2005 (7 CDOs) (3)

Grand total	42,247

All figures represent MBIA’s insured net par outstanding as of June 30, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of July 11, 2008. The totals may not sum due to rounding.

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

The following table summarizes the consolidated investment management services’ results and assets under management for the second quarter and first six months of 2008 and 2007. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations. Beginning with the first quarter of 2008, net interest income and expense and net realized gains and losses related to non-hedging derivative instruments are no longer reported within “Net investment income,” “Interest expense,” and “Net realized gains (losses),” respectively, but are instead reported within “Net gains (losses) on financial instruments at fair value and foreign exchange.” These reclassifications were made in order to report derivative results consistent with presentations commonly used throughout the financial services industry. Included in the following second quarter of 2007 results is a $3 million net expense reclassification from net investment income. For the six months ended June 30, 2007, a $9 million net expense reclassification from net investment income, a $1 million expense reclassification from interest expense and a $2 million net loss reclassification from net realized gains (losses) were recorded, resulting in a $12 million increase to previously reported net losses on financial instruments at fair value and foreign exchange. These reclassifications had no impact on pre-tax income.

					Percent Change
	2nd Quarter		Year-to-date		2nd Quarter	Year-to-date
In millions	2008	2007	2008	2007	2008 vs. 2007	2008 vs. 2007
Net investment income	$253	$383	$603	$742	(34)%	(19)%
Fees and reimbursements	15	12	26	25	22%	0%
Net realized gains (losses)	(844)	(6)	(1,030)	6	n/m	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(70)	4	(10)	(24)	n/m	n/m

Total revenues	(646)	393	(411)	749	n/m	n/m
Interest expense	176	342	486	656	(49)%	(26)%
Operating expenses	24	25	41	50	(5)%	(19)%

Total expenses	200	367	527	706	(45)%	(25)%
Pre-tax income	$(846)	$26	$(938)	$43	n/m	n/m

Ending assets under management			$59,809	$67,677		(12)%

n/m-Percentage change not meaningful.

In the second quarter of 2008, investment management services’ revenues were a loss of $646 million compared with revenues of $393 million in the second quarter of 2007. Excluding net realized gains and losses from investment securities and net gains and losses on financial instruments at fair value and foreign exchange, revenues of $267 million in the second quarter of 2008 decreased 32% compared with the same period in 2007. For the first six months of 2008, total revenues were a loss of $411 million compared with revenues of $749 million for the same period of 2007. Excluding net realized gains and losses from investment securities and net gains and losses on financial instruments at fair value and foreign exchange, revenues of $628 million in the first six months of 2008 decreased 18% compared with the first six months of 2007. This decrease was due to deal amortization, partially offset by new business activity, within the asset/liability products segment. Advisory services segment’s revenues were unfavorable compared with 2007 due to reimbursed expenses recorded in the second quarter of 2007 related to the Hudson-Thames structured investment vehicle partially offset by growth in municipal investment pool balances and Customized Asset Management. Total investment management services’ expenses in the second quarter of 2008 were $200 million, down 46% compared with second quarter of 2007. For the six months ended June 30, 2008, total expenses of $527 million decreased by 25% from the same period of 2007. The decreases in expenses for the quarter and six months were primarily due to interest expense benefits of $66 million and $80 million, respectively, associated with repurchases of medium-term notes at a discount, and compensation-related accrual reversals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net realized losses from investment securities in the investment management services operations were $844 million in the second quarter of 2008 compared with net realized losses of $6 million in the second quarter of 2007. For the six months ended June 30, 2008, net realized losses were $1 billion compared with net realized gains of $6 million in the same period of 2007. During the second quarter of 2008, the Company sold $4.3 billion of investments within its asset/liability products segment in order to rebalance the asset portfolio to more closely match liability cash flows and increase the liquidity of the portfolio. Sales took place throughout the quarter for this purpose and, as announced on June 20, 2008, additional sales were required following Moody’s downgrade of MBIA Insurance Corporation’s insurance financial strength rating from Aaa to A2 in order to obtain additional eligible collateral for posting requirements and funding terminations of a portion of the Company’s outstanding investment agreements. Below is a reconciliation of realized losses in the quarter and the impact they had on the income statement and balance sheet of the Company.

In millions
Income Statement	2nd Quarter 2008
Net realized losses:
Net losses from securities sales	$306	(1)
Impairment losses	436

Total net realized losses	$742

Balance Sheet
Accumulated other comprehensive loss:
Reversals of unrealized losses related to securities sales	$294
Reversals of unrealized losses related to impairments	386

Decrease in accumulated other comprehensive loss	$680

(1)	Net of a $102 million realized gain on total return swaps that economically hedged the value of securities sold.

A total of $306 million of net realized losses were incurred in the second quarter of 2008 from sales of securities. While this negatively impacted the income statement, most of the impact to shareholders’ equity was offset by a change in Accumulated Other Comprehensive Income (“OCI”), since the assets sold were already reflected at fair value on March 31, 2008 at prices which did not differ substantially from the actual prices at which the assets were sold. Under SFAS 115 rules for available-for-sale investments, the Company is required to reduce the cost basis of assets to their current fair value if the fair value is less than amortized cost and the Company cannot conclude that it intends to hold such assets until their fair value recovers to amortized cost. The Company has identified certain assets which it believes may no longer be held until their fair value recovers to amortized cost and, in accordance with SFAS 115, has reduced their cost basis to current fair value and recorded a realized loss in the current quarter. In the second quarter of 2008, net realized losses of $436 million were recorded for asset sales made or expected to be made in subsequent periods to further optimize the asset/liability products’ profile and strengthen the liquidity of the program and mitigate ratings risk. Offsetting these realized losses is an increase to OCI in the balance sheet reflecting the reclassification of unrealized losses to realized losses.

Net losses on financial instruments at fair value and foreign exchange from the investment management services operations in the second quarter of 2008 were $70 million compared with net gains of $4 million in the second quarter of 2007. The net losses in 2008 were primarily generated from losses on credit default swaps due to wider spreads, partially offset by realized foreign exchange on sales of foreign currency denominated investments, gains on certain hybrid financial instruments and favorable foreign exchange on the re-measurement of euro denominated liabilities against British pound sterling. For the six months ended June 30, 2008, net losses on financial instruments at fair value and foreign exchange from the investment management services operations were $10 million compared with net losses of $24 million for the six months ended June 30, 2007. Net losses in 2008 were generated from derivative instruments partially offset by foreign exchange gains.

As of June 30, 2008, ending assets under management of $59.8 billion decreased from ending asset under management of $63.3 billion as of December 31, 2007. Increases in our investment portfolios from capital raising initiatives and growth in the advisory services segment were more than offset by declines in the asset/liability products and conduit segments. Conduit ending assets included in assets under management as of June 30, 2008 totaled $3.0 billion compared with $4.2 billion as of December 31, 2007.

The following provides a summary of each of the investment management services’ businesses by segment. See “Note 7: Business Segments” in the Notes to Consolidated Financial Statements for a tabular presentation of the results of the investment management services’ segments.

Asset/liability products’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, totaled $58 million in the second quarter of 2008, up $36 million compared

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

with the second quarter of 2007. For the six months ended June 30, 2008, pre-tax income, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, was $79 million, up 78% compared with the same period of 2007. At June 30, 2008, principal and accrued interest outstanding on investment agreement and medium-term note obligations and securities sold under agreements to repurchase totaled $23.6 billion compared with $26.7 billion at December 31, 2007. Cash and investments supporting these agreements had market values plus accrued interest of $20.7 billion and $26.2 billion at June 30, 2008 and December 31, 2007, respectively. These assets comprise high quality securities with an average credit quality rating of double-A. The fair values of assets have fallen relative to the balance of liabilities due to the widening of credit spreads, while the liabilities are not carried at fair value. Additionally, receivables for securities sold net of payables for securities purchased were $1.1 billion and $96 million as of June 30, 2008 and December 31, 2007, respectively.

Advisory services’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, totaled $6 million in the second quarter of 2008, up $7% from the second quarter of 2007. For the six months ended June 30, 2008, pre-tax income, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, of $15 million was up 52% compared with the same period of 2007. Third-party ending assets under management were $22.0 billion and $22.1 billion at June 30, 2008 and December 31, 2007, respectively. The market values of assets related to our insurance and corporate investment portfolios managed by the investment management services operations as of June 30, 2008 were $13.2 billion, up 24% from $10.7 billion as of December 31, 2007 primarily due to proceeds from our capital raising initiatives in January and February 2008.

The Company has issued commitments to three pooled investment programs managed or administered by MBIA-MISC and its subsidiary. These commitments cover losses in such programs should the net asset values per share decline below specified per share values. At June 30, 2008, the maximum amount of future payments that the Company would be required to make under these commitments was $5.2 billion. These commitments shall be in effect so long as MBIA-MISC and its subsidiary remain as manager or administrator and each program remains in compliance with its respective investment objectives and policies.

The likelihood that the Company will be required to make payments or incur a loss under these guarantees is very remote given the high quality, liquid nature and short duration of the investments held within each pooled program. The Company has not made any payments to date relating to these guarantees and the net mark-to-market gains on these derivatives for the three months and six months ended June 30, 2008 and 2007 were $9 thousand, $11 thousand, $3 thousand and $5 thousand, respectively.

Conduit program pre-tax income, excluding gains and losses on financial instruments at fair value and foreign exchange, totaled $4 million in the second quarter of 2008 compared with $2 million in the second quarter of 2007. For the six months ended June 30, 2008, pre-tax income, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, of $7 million decreased 8% from the same period of 2007. Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits. As such, we have eliminated intercompany transactions with our conduits from our consolidated balance sheet and statement of operations. After the elimination of such intercompany assets and liabilities, conduit investments and conduit debt obligations totaled $3.0 billion. The effect of the elimination on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments, representing investments in conduit medium-term notes by other MBIA subsidiaries, with a corresponding reduction of conduit medium-term notes.

Corporate Operations

The corporate operations primarily consist of holding company activities. The following table summarizes the consolidated corporate operation’s results for the three and six months ended June 30, 2008 and 2007. The results include revenues and expenses from transactions with the Company’s insurance and investment management services operations.

					Percent Change
	2nd Quarter		Year-to-date		2nd Quarter	Year-to-date
In millions	2008	2007	2008	2007	2008 vs. 2007	2008 vs. 2007
Net investment income	$8	$8	$15	$14	0%	8%
Net realized gains (losses)	2	(10)	1	(9)	n/m	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	54	(0)	11	(0)	n/m	n/m
Insurance recoveries	—	3	—	6	n/m	n/m

Total revenues	64	1	27	11	n/m	135%
Operating expense	5	9	12	17	(42)%	(29)%
Interest expenses	20	20	40	40	(1)%	(1)%

Total expenses	25	29	52	57	(13)%	(9)%

Pre-tax income (loss)	$39	$(28)	$(25)	$(46)	n/m	(45)%

n/m-Percentage change not meaningful.

For the six months ended June 30, 2008, net investment income in the corporate operations was $8 million, consistent with the same period of 2007. For the six months ended June 30, 2008, net investment income increased 8% to $15 million from $14 million for the six months ended June 30, 2007. The increase in net investment income was primarily due to growth in invested assets driven by $1.1 billion of proceeds from the Company’s public offering of MBIA Inc. common stock in February 2008. The impact of the growth in assets was offset by lower yields on investments as we have primarily invested in short-term liquid securities.

Net realized gains from investment securities in the corporate operations were $2 million and $1 million in the three months and six months ended June 30, 2008, respectively, compared with net realized losses of $10 million and $9 million in the three and six months ended June 30, 2007, respectively. Net realized gains and losses are typically generated from the ongoing management of the investment portfolios. However, net realized losses in 2007 principally resulted from a $10 million impairment loss on a subprime mortgage-oriented investment.

For the three and six months ended June 30, 2008, the corporate operations recorded net mark-to-market gains on financial instruments and foreign exchange of $54 million and $11 million, respectively, compared with net mark-to-market losses of $0.3 million and $0.2 million for the three and six months ended June 30, 2007. The 2008 net gains were primarily related to a decrease in the value of the warrants issued to Warburg Pincus in the first quarter of 2008. The warrants are recorded on the Company’s balance sheet at fair value and changes in the fair value of the warrants are recorded within current earnings.

In the second quarter and first six months of 2007, the corporate operations recorded insurance recoveries of $3 million and $6.4 million, respectively, which represented recoveries received on the Company’s directors’ and officers’ insurance policy. These insurance recoveries reimbursed the Company for a portion of the expenses incurred by the Company in connection with the regulatory investigations and the related private securities and derivative litigations. No additional recoveries were received in 2008. However, we are pursuing additional recoveries under our directors’ and officers’ insurance policy and have filed a lawsuit against two of our insurance carriers seeking additional recoveries.

Corporate operating expenses decreased to $5 million in the three months ended June 30, 2008 from $9 million in the same period of 2007 as a result of a decrease in interest expense on inter-segment balances and legal costs associated with regulatory investigations. For the six months ended June 30, 2008, corporate expenses decreased to $12 million from $17 million for the same period in 2007 as a result of a decrease in legal costs associated with regulatory investigations and interest expense on inter-segment balances partially offset by costs associated with the warrants issued to Warburg Pincus.

The corporate operations incurred interest expense of $20 million for the three months ended June 30, 2008 and 2007, respectively, and $40 million for the six months ended June 30, 2008 and 2007, respectively. Corporate interest expense is primarily generated from debt issued by MBIA Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30
In millions	2008		2007
Pre-tax income from continuing operations	$2,935		$293
Provision for income taxes	1,235	42.1%	81	27.7%

	Six months ended June 30
In millions	2008		2007
Pre-tax income from continuing operations	$(765)		$570
Provision for income taxes	(58)	7.6%	160	28.0%

The Company’s effective tax rate for the quarter was primarily a result of the mark-to-market net gains recorded on the Company’s derivatives portfolio. For the six months ended June 30, 2008, the Company has recorded mark-to-market net losses, which are treated as discrete items for purposes of calculating its full year effective tax rate. As such, the tax benefit related to the net mark-to-market losses for the six months ended June 30, 2008, calculated at the statutory tax rate of 35%, is an adjustment to the annual effective tax rate that the Company has estimated for all other pre-tax income. Given its inability to estimate the mark-to-market losses for the full year of 2008, which directly affects the Company’s ability to estimate pre-tax results and the related effective tax rate for the full year of 2008, the Company believes that it is appropriate to treat the mark-to-market net losses as a discrete item for purposes of calculating the effective tax rate for the quarter. Further changes in the fair value of the Company’s derivative portfolio during 2008 will impact the Company’s annual effective tax rate.

In addition, the Company’s effective tax rate for the quarter has been impacted by the valuation allowance recorded against the deferred tax asset attributable to the capital losses recognized in connection with the repositioning of the asset/liability products segment’s investment portfolio.

Deferred Tax Asset, Net of Valuation Allowance

A valuation allowance is required to reduce a potential deferred tax asset when it is more likely than not that all or a portion of the potential deferred tax asset will not be realized. All evidence, both positive and negative, needs to be identified and considered in making the determination. Future realization of the existing deferred tax asset ultimately depends on the existence of sufficient taxable income of appropriate character (for example, ordinary versus capital) within the carryback or carryforward period available under the tax law. At June 30, 2008, the Company has reported a net deferred tax asset of $1.5 billion primarily related to mark-to-market losses and net capital losses recorded on the Company’s derivative and investment portfolios, respectively. Included in the net deferred tax asset of $1.5 billion is a valuation allowance of $199 million established in the second quarter of 2008 resulting from the capital losses recognized in connection with the repositioning of the asset/liability products segment’s investment portfolio.

Mark-to-market Adjustment on Credit Derivative Contracts

Approximately $1.4 billion of the net deferred tax asset was a result of the cumulative mark-to-market losses of $3.9 billion, primarily related to insured credit derivatives. We believe that it is more likely than not that our total $1.4 billion in deferred tax assets associated with the mark-to-market losses of $3.9 billion will be realized as the Company expects the mark-to-market losses to substantially reverse over time, at which point the related deferred tax asset will reverse. As such, no valuation allowance with respect to this item was established. In its conclusion, the Company considered the following evidence (both positive and negative):

•

Due to the long-tail nature of the financial guarantee business, it is important to note that the Company, even without regard to any new business, will have a steady stream of scheduled premium earnings with respect to the existing insured portfolio. The Company’s announcement in February 2008 of a six-month suspension in writing new structured finance transactions and a complete exit from the insurance of credit derivatives would not have an impact on the expected earnings related to the existing insured portfolio (i.e. the “back-book” business). Although the Company expects the majority of the mark-to-market adjustment to reverse at maturity, the Company performed a taxable income projection in a hypothetical extraordinary loss/impairment scenario in which the entire cumulative mark-to-market adjustment to date became fully impaired triggering deductible losses for tax purposes. In this analysis, the Company concluded that premium earnings, even without regard to any new business, combined with investment income, less deductible expenses, will be sufficient to recover the deferred tax asset of $1.4 billion. Some of the other key assumptions were:

•	Hypothetical extraordinary loss/impairment of $3.9 billion which is equal to the cumulative mark-to-market losses to date;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Built-in taxable income of contingency reserve deductions under Section 832(e)(5) of the Internal Revenue Code;

•	A haircut applied to back-book earned premium on future installments based on recent data; and

•	Recoupment of net operating losses through a two-year carryback as permitted under the current tax law.

•

The Company’s decision to eliminate the current dividend on its common stock and raise $2.6 billion in additional capital in January and February of 2008 is not a result of lack of liquidity in terms of working capital but rather was to meet the ratings agencies’ additional capital requirement in order to preserve the Company’s triple-A rating. While the Company was not able to retain its triple-A rating, the downgrade does not have a material impact to its earnings on the back-book insured portfolio which the Company believes will be sufficient to absorb losses in the event that the cumulative mark-to-market losses became fully impaired.

•

The Company believes that the recent ratings downgrade by S&P and Moody’s will not have a material impact to the Company’s earnings on its back-book insured portfolio. With respect to installment policies, the Company generally does not have an automatic cancellation provision solely in connection with ratings downgrades. For purposes of projecting future taxable income, the Company has applied a haircut to account for the cancellation of future installment premiums based on recent data. With regard to upfront policies, to the extent that the issuer chooses to terminate a policy, any unearned premium reserve with respect to that particular policy will be accelerated and earned (i.e. refundings).

•

The Company treats the CDS contracts as insurance contracts for U.S. tax purposes. The Company provides an insurance wrap with respect to CDS contracts written by LaCrosse Funding Products LLC (“LaCrosse”). While LaCrosse’s financial information is consolidated into MBIA’s GAAP financial statements based on FIN 46 criteria, MBIA does not hold any equity interest with respect to LaCrosse. MBIA’s income derived from CDS contracts is treated as premium income for statutory income purposes. In the event that there is a default in which MBIA is required to pay claims on such CDS contracts, the Company believes that the losses should be characterized as an ordinary loss for tax purposes and, as such, the event or impairment will be recorded as case reserves for statutory accounting purposes in recognition of the potential claim payment. For tax purposes, MBIA follows the statutory accounting principle as the basis for computing its taxable income. Because the federal income tax treatment of CDSs is an unsettled area of tax law, in the event that the Internal Revenue Service has a different view in which the losses are considered capital losses, the Company may have to establish a valuation allowance against the deferred tax asset that would have a material adverse effect on MBIA’s financial condition.

Capital Losses Recognized due to the Reposition of the Asset/Liability Products Segment’s Investment Portfolio

The remaining deferred tax asset of $111 million represents the expected capital loss carryforward (after the allowable three-year carryback and expected capital gains) for 2008 attributable to the losses realized in connection with the repositioning of the asset/liability products segment’s investment portfolio. The $111 million is net of a valuation allowance. On a gross basis, the deferred tax asset is $310 million and the valuation allowance is $199 million.

Unrealized Losses on FAS 115 Securities

At June 30, 2008, the Company has approximately $1.5 billion in unrealized losses, the majority of which are related to fixed-income securities. The Company has approximately $507 million in deferred tax asset related to such unrealized losses. The Company expects, based on ability and intent, to hold these investment until maturity. As such, the Company expects the recovery of the value of these securities to par and the related deferred tax asset will reverse over the life of the securities.

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax asset, net of the valuation allowance, as of June 30, 2008. The Company continues to assess the need for additional valuation allowances as additional evidence becomes available.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources. Capital resources are defined by the Company as total shareholders’ equity, long-term debt issued for general corporate purposes and various soft capital credit facilities. As of June 30, 2008, total shareholders’ equity was $4.0 billion and total long-term debt was $2.2

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

	June 30, 2008	December 31, 2007
Long-term debt (in millions)	$2,241	$1,225
Long-term debt to total capital	36%	25%

Long-term debt includes debt issued by MBIA Inc. for general corporate purposes and surplus notes issued by MBIA Corp. The increase in the long-term debt to capital ratio reflects the issuance of surplus notes in 2008 and significant losses recorded in our investment portfolios and insured derivative portfolio in 2008, which substantially offset growth in shareholders’ equity from the effect of our capital raising initiatives completed in January and February 2008.

Capital Strengthening Plan

In the fourth quarter of 2007, deterioration in the RMBS and CDO sectors resulted in the major rating agencies reassessing the capital adequacy ratios of financial guarantors to reflect deterioration in the expected performance of transactions within the financial guarantors’ insured portfolios. To enable the Company to maintain appropriate claims-paying resources in order to sustain the triple-A financial strength ratings assigned to MBIA Corp., a comprehensive capital strengthening plan was announced on January 9, 2008. We have successfully completed our capital strengthening plan, with the exception executing reinsurance transactions. However, we were not able to avoid downgrades of MBIA Corp.’s financial strength ratings by the major credit rating agencies primarily as a result of factors other than capital or claims-paying resources recently considered by the rating agencies in assessing our ratings. The rating agencies attributed their downgrades to factors that include a diminished outlook for new business generation, reduced financial flexibility and vulnerability to further stress in the residential mortgage sector. Each of the components of the capital strengthening plan and developments to date are discussed below.

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

Under the Warburg Pincus Agreement, Warburg Pincus made an initial investment of $500 million in MBIA through the acquisition of 16.1 million shares of MBIA common stock at a price of $31.00 per share, which was completed on January 30, 2008. In connection with its initial investment, Warburg Pincus received warrants to purchase 8.7 million shares of MBIA common stock at a price of $40 per share and “B” warrants, which, upon obtaining certain approvals, became exercisable to purchase 7.4 million shares of common stock at a price of $40 per share. The term of the warrants is seven years. In addition, the securities purchased by Warburg Pincus are subject to significant transfer restrictions for a minimum of one year and up to three years. The Company’s senior management team originally committed to invest a total of $2 million in the Company’s common stock at the same price as Warburg Pincus, which commitment was later adjusted downward. Since that time, the current senior management team has satisfied their purchase commitment. The majority of the net proceeds received under Warburg Pincus’ initial investment were contributed to the surplus of MBIA Corp. to support its business plan.

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

Net Release of Capital Supporting Amortizing, Maturing and Terminating Transactions

Our capital position has been enhanced as a result of the amortization, maturation, refunding, and negotiated terminations of existing contracts within our insurance and asset/liability products segments during the quarter. The capital position improvement was partially offset by increased capital requirements for downgraded credits and downgraded reinsurers.

Reduction in Quarterly Dividend

On January 9, 2008, the Company announced an anticipated reduction in its quarterly shareholder dividends. On February 25, 2008, the Company’s Board of Directors approved the elimination of MBIA Inc. shareholder dividends. The elimination of MBIA Inc. shareholder dividends is expected to preserve approximately $174 million of capital on an annualized basis.

Reinsurance

The Company is not currently pursuing the purchase of reinsurance or other similar risk reduction transactions that are expected to significantly reduce our rating agency capital requirements. However, such transactions may be executed pursuant to our internal risk management strategies.

Securities Repurchases

On February 1, 2007, our Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. As of June 30, 2008, we had repurchased 10 million shares under the program at an average price of $66.30 per share. However, no shares were repurchased in the six months ended June 30, 2008 due to our decision in the third quarter of 2007 to suspend share repurchases under the program in light of concerns and uncertainties regarding the housing markets, the structured finance sector and the U.S. economy. As of June 30, 2008, $340 million remain available under our $1 billion share buyback program.

In August 2008, our Board of Directors approved the resumption of our share repurchase program. Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to maintain the claims-paying ratings of MBIA Corp. and support MBIA’s businesses.

In addition to common stock repurchases, MBIA Inc. or its subsidiaries may also repurchase their outstanding debt securities.

Soft Capital

The Company has available various facilities, such as lines of credit and equity-based facilities, which further support our claims-paying resources. In aggregate, we believe our claims-paying resources are more than adequate to support our business risks. As of June 30, 2008, MBIA Corp. maintained a $450 million limited recourse standby line of credit facility with a group of major banks to provide funds for the payment of claims in excess of the greater of $500 million of cumulative claims, net of recoveries, or 5% of average annual debt service with respect to U.S. public finance transactions. The agreement is for a ten-year term, which expires in March 2015.

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

LIBOR plus 200 basis points if MBIA Corp.’s financial strength rating falls below either AA- or Aa3. Due to the decline in the demand for short-term structured securities during the last several quarters, all CPCT securities were unable to be remarketed at their most recent remarketing date, resulting in the current investors of the CPCT securities receiving the maximum prescribed interest rate from August 14, 2007 through June 30, 2008.

MBIA Corp. has a put option to sell to the Trusts the perpetual preferred stock of MBIA Corp. If MBIA Corp. exercises its put option, the Trusts will transfer the proceeds to MBIA Corp. in exchange for the preferred stock that will be held by the Trusts. The Trusts are vehicles for providing MBIA Corp. the opportunity to access new capital at its sole discretion through the exercise of the put options. As of December 31, 2007, the Trusts were rated AA and Aa2 by S&P and Moody’s, respectively. However, in January 2008 and again in June 2008 the Trusts were downgraded by both S&P and Moody’s. The Trusts are currently rated A- by S&P and Baa2 by Moody’s. To date, MBIA Corp. has not exercised its put options under any of these arrangements. We continue to receive 100% capital credit for this facility. However, we anticipate incurring additional expenses of $2.1 million per quarter to maintain this facility if the CPCT securities continue to incur interest at the maximum prescribed rate compared with prior auction rates.

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

LIQUIDITY

Liquidity is evaluated on a legal entity basis. From MBIA Inc., we conduct the operations of our corporate segment and certain activities within the asset/liability products segment of our investment management services operations. The liquidity needs of our segments are analyzed separately, as they are managed on a stand-alone basis. Cash needs in the corporate segment of the holding company are primarily for dividends to its shareholders, interest payments on corporate debt and operating expenses. Cash flows to the corporate segment consist of dividend payments from MBIA Insurance Corporation and the distributable earnings of the investment management services operations and dividends from asset management subsidiaries, investment income and the issuance of debt. Additionally, the corporate segment maintains excess cash and investments to ensure it is able to meet its ongoing short-term and long-term cash requirements. As of June 30, 2008, the corporate segment had $1.4 billion of cash and investments available for general corporate liquidity purposes. It also has access to a $500 million revolving credit facility, as described below, which may be used for general corporate purposes. The corporate segment’s annual cash needs forecasted from July 1, 2008 to June 30, 2009 are approximately $115 million.

As previously announced, after consultation with the NYSID, we had decided to contribute $900 million of the proceeds of the February 13, 2008 public offering to our insurance subsidiaries, consistent with our previously announced capital strengthening plan to maintain our triple-A ratings and support our existing and future policyholders. However, as a result of subsequent discussions with Moody’s and S&P in which they stated that the triple-A ratings of MBIA Corp. would be dependent on other factors besides the amount of capital or claims-paying resources maintained by MBIA Corp. we have not contributed the $900 million to MBIA Corp. We are in the process of re-evaluating our business strategies and capital deployment plans, including the deployment of the $900 million, while balancing our obligations to policyholders. A priority of our business strategies is pursuing opportunities that support the bond insurance market as a whole in conjunction with the NYSID and other stakeholders.

Within the investment management services operations, the asset/liability products segment has had the most material liquidity management needs. Cash needs in the asset/liability products segment are primarily for principal and interest payments on funding liabilities and payment of operating expenses. Sources of cash include scheduled maturities of high quality assets, net investment income and dedicated capital held within the investment management services operations and, if needed, assets which can be sold or used in secured repurchase agreement borrowings. As of June 30, 2008, the asset/liability products segment had cash and investments of $20.7 billion and receivables for securities sold net of payables for securities purchased of $1.1 billion. We believe that the segment’s liquidity resources, in the ordinary course of business, are adequate to meet its needs.

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

The Company has issued diversified funding liabilities over various products, maturities and markets within the asset/liability products segment of its investment management services operations. Included in these liabilities are investment agreements in which counterparties have the ability to withdraw monies on dates other than those specified in the related draw-down schedules in accordance with permitted uses of funds. Proceeds from the issuance of funding liabilities are invested in high quality, diversified assets that produce an acceptable spread return. The weighted average life, duration and cash flow structure of the asset portfolio are closely matched to the liability portfolio.

Investment agreements generally provide for collateral posting or termination in the event of a downgrade of MBIA Corp.’s credit ratings. With the downgrade of MBIA Corp.’s rating to A2 by Moody’s, the maximum collateral posting level occurred at $12.2 billion as of June, 30, 2008 (including transactions where collateralization due to the down grade had not yet been completed). As of June 30, 2008, maximum potential termination of $9.2 billion would occur at a triple-B financial strength rating by Moody’s or S&P. We believe that the liquidity position of the asset/liability products segment is adequate to meet current and potential requirements related to investment agreements even under stress scenarios.

Liquidity needs in our insurance operations are primarily for the payment of insurance claims, operating expenses, dividends to MBIA Inc. and, beginning in 2008, interest on surplus notes. These needs are primarily met through operating cash flows from premium payments and investment income. As of June 30, 2008, MBIA Corp. also had cash and available-for-sale investments of $11.9 billion and access to a total of $850 million through its standby line of credit facility and its CPCT facility.

Principal payments due under debt liabilities in the six months ending December 31, 2008 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars and liabilities issued at a discount reflect principal amounts due at maturity.

	As of June 30, 2008
In millions	Six months ending December 31, 2008	2009	2010	2011	2012	Thereafter	Total
Corporate Segment:
Short-term debt	$—	$7	$—	$—	$—	$—	$7
Long-term debt	—	—	172	100	—	970	1,242
Insurance Segment:
Surplus notes	—	—	—	—	—	1,000	1,000
VIE floating rate notes	38	53	35	24	16	1,156	1,322
Asset/Liability Products Segment:
Investment agreements	2,074	3,210	2,450	839	818	6,837	16,228
Medium-term notes	2,224	1,437	461	63	129	4,051	8,365
Securities sold under agreements to repurchase	200	290	15	—	500	—	1,005
Conduit Segment:
Medium-term notes	600	605	274	93	—	1,100	2,672
Commercial paper	343	—	—	—	—	—	343

Total	$5,479	$5,602	$3,407	$1,119	$1,463	$15,114	$32,184

Operating Cash Flows

The consolidated liquidity and operating cash requirements of the Company are met by cash flows generated from operations, which were more than adequate to meet cash needs in the six months ended June 30, 2008. Our operating cash flows totaled $441 million for the six months ended June 30, 2008 compared with $406 million for the six months ended June 30, 2007. The majority of net cash provided by operating activities is typically generated from premium writings and investment income in our insurance operations. However, in the first half of 2008 we received $253 million in refunds of income taxes paid in prior years, which was partially offset by claim payments made on our insurance policies.

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

MBIA Corp.’s net cash flow from operating activities for the first six months of 2008 was $276 million and was primarily generated from premium writings, investment income and tax refunds. MBIA Corp.’s net cash flow from operating activities for the first six months of 2007 was $418 million. The decrease in net cash flow was primarily related to an increase in loss payments and a decrease in premiums collected.

Investing Cash Flows

For the six months ended June 30, 2008, net cash provided by investing activities was $2.5 billion compared with net cash used by investing activities of $3.6 billion during the comparable period in 2007. The change was the result of an increase in securities sales related to investment agreement withdrawals, MTN repurchases and to improve liquidity within our asset/liability products segment.

Financing Cash Flows

For the six months ended June 30, 2008, net cash used by financing activities was $1.9 billion compared with net cash provided by financing activities of $3.3 billion during the comparable period in 2007. The change was primarily due to a net increase in investment agreement withdrawals and MTN repurchases and repayments, partially offset by proceeds received from our capital issuance and surplus notes transactions.

Subsidiary Dividends

Under New York State insurance law, without prior approval of the Superintendent of the NYSID, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. The payment of regular dividends in any 12-month period are limited to the lesser of (i) 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements and (ii) 100% of adjusted net investment income. For the six months ended June 30, 2008, MBIA Corp. did not declare or pay any dividends to MBIA Inc. as part of our strategy to conserve and build capital to preserve our triple-A ratings. However, MBIA Corp. may begin paying dividends to MBIA Inc. in future periods. As of June 30, 2008, MBIA Corp.’s dividend capacity under insurance law was approximately $426 million.

Credit Facilities

As of June 30, 2008, MBIA maintained a revolving credit facility totaling $500 million with a group of highly rated global banks, which expires in May 2011. The facility contains certain covenants including, among others, that the consolidated net worth of MBIA Inc. and MBIA Corp. (which is defined to include our surplus notes as an equity item) will not fall below $2.8 billion and that the ratio of consolidated debt to equity for MBIA Inc. and MBIA Corp. will not exceed 30%, at any time. In January 2008, the Company amended the credit facility to treat the Surplus Notes as equity in the net worth and leverage calculations. This facility does not include any credit rating triggers or any provisions that could require the posting of collateral. The Company was in compliance with all of the revolving credit facility covenants as of June 30, 2008. We are currently in discussions with several of the banks to amend the definition of consolidated net worth to exclude certain unrealized gains and losses. During 2008, there were no balances outstanding under the facility.

Triple-A One Funding Corporation (“Triple-A One”), an MBIA-administered multi-seller conduit consolidated in the Company’s conduit segment, issues commercial paper to fund the purchase of assets from structured finance clients. Assets purchased by Triple-A One are insured by MBIA Corp. Triple-A One maintains backstop liquidity facilities for each transaction, covering 100% of the face amount of commercial paper outstanding, with banks rated A-1/P-1 or better by S&P and Moody’s, respectively. These liquidity facilities are designed to allow Triple-A One to repay investors in the event of a market disruption in which Triple-A One is unable to issue new commercial paper to replace maturing commercial paper. The financial guarantee policies issued by MBIA Corp. to insure the assets of Triple-A One cannot be accelerated to repay maturing commercial paper or borrowings under liquidity facilities and only guarantee ultimate payments over time relating to the assets. Through January 2008, no borrowings were made under any of Triple-A One’s liquidity facilities. During 2008, Triple-A One borrowed under its liquidity facilities to repay maturing commercial paper. As of June 30, 2008, Triple-A One had $35 million of borrowings outstanding under its liquidity facilities.

Investments

The available-for-sale investment portfolio provides a high degree of liquidity, since it comprises readily marketable high-quality fixed-income securities and short-term investments. As of June 30, 2008 and December 31, 2007, the fair value of the consolidated available-for-sale investment portfolio (excluding receivables for investments sold and payables for investments purchased) was $32.4 billion and $37.0 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of June 30, 2008 and December 31, 2007 were $1.3 billion and $264 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In millions	June 30, 2008	December 31, 2007	Percent Change 2008 vs. 2007
Available-for-sale investments:
Insurance operations:
Amortized cost	$11,724	$10,067	16%
Unrealized net gain (loss)	43	250	(83)%

Fair value	$11,767	$10,317	14%

Investment management services operations:
Amortized cost	$20,806	$26,672	(22)%
Unrealized net gain (loss)	(1,552)	(910)	71%

Fair value	$19,254	$25,762	(25)%

Corporate operations:
Amortized cost	$1,384	$380	264%
Unrealized net gain (loss)	2	4	57%

Fair value	$1,386	$384	261%

Total available-for-sale portfolio:
Amortized cost	$33,914	$37,119	(9)%
Unrealized net gain (loss)	(1,507)	(656)	129%

Fair value	$32,407	$36,463	(11)%

The increase in the amortized cost of the insurance operations’ available-for-sale investments as of June 30, 2008 compared with December 31, 2007 was the result of proceeds from the issuance of the surplus notes, proceeds from the sale of MBIA Inc. common stock to Warburg Pincus contributed to the insurance operations, and positive cash flows from operations. The decrease in the amortized cost of available-for-sale investments in the investment management services operations principally resulted from the maturity of investments to repay investment agreement and medium-term note obligations within the asset/liability products segment, as well as the other-than-temporary impairment of certain securities. Corporate investments increased as of June 30, 2008 compared with December 31, 2007 as a result of proceeds from MBIA Inc.’s common stock offering.

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

Investments for which the Company has recorded unrealized losses are tested quarterly for other-than-temporary impairment. For each security that meets the threshold of either 20% impaired at the time of review or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period, a further analysis of the security is performed to assess if the impairment is other-than-temporary. See “Note 2: Significant Accounting Policies” in the notes to consolidated financial statements included in MBIA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for additional information on our policy for assessing other-than-temporary impairments. As of June 30, 2008, the Company had a pre-tax unrealized net loss of $1.5 billion related to its investment management services operations’ available-for-sale investment portfolio, which primarily resulted from changes in the market value of ABS investments due to significant widening of market credit spreads. Included in the investment management services operations’ pre-tax unrealized net loss of $1.5 billion were unrealized gross losses totaling $872 million within the asset-backed sector, primarily consisting of CDO, RMBS, auto loan and credit card investments. The Company’s investment management services operations has entered into total return swaps that economically hedge changes in the value of certain asset-backed investments. As of June 30, 2008, cumulative pre-tax gains on these total return swaps were $305 million.

The following table presents the fair values and unrealized losses by credit rating category of asset-backed securities included in our consolidated investment portfolio as of June 30, 2008 for which fair value is less than amortized cost. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of June 30, 2008 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Total
Asset-Backed Sector	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS CDO	$149	$(143)	$51	$(50)	$140	$(107)	$13	$(9)	$60	$(86)	$413	$(395)
Non-Agency RMBS	418	(75)	130	(51)	78	(44)	102	(54)	28	(37)	756	(261)
Corporate CDO	659	(89)	49	(5)	—	—	—	—	—	—	708	(94)
Auto Loans	314	(3)	47	(2)	82	(6)	82	(14)	—	—	525	(25)
Credit Cards	288	(12)	—	—	14	(0)	—	—	—	—	302	(12)
CMBS	8	(0)	—	—	—	—	—	—	—	—	8	(0)
Other ABS	275	(28)	89	(10)	130	(26)	78	(21)	—	—	572	(85)

Total	$2,111	$(350)	$366	$(118)	$444	$(183)	$275	$(98)	$88	$(123)	$3,284	$(872)

We have reviewed the above securities as part of our assessment of other-than-temporary impairments of our entire investment portfolio. During our review, we assessed (i) the magnitude and duration of declines in fair value and (ii) the reasons for the declines, such as general credit spread movements in each asset-backed sector, transaction-specific changes in credit spreads, credit rating downgrades, and modeled defaults and principal and interest payment priorities within each investment structure. Ninety-five percent of our investments in asset-backed securities included in the preceding table were rated investment grade with 64% rated Aaa. Of the $3.3 billion of asset-backed securities reported in the preceding table, $1.3 billion include the benefit of guarantees provided by third-party financial guarantors and $566 million include the benefit of guarantees provided by MBIA Corp. The average credit rating of all of guaranteed asset-backed securities, using the higher of the guarantors’ ratings or the underlying ratings, was Aa and the average underlying credit rating of those securities, without giving effect to the guarantees, was A.

Based on our assessment of other-than-temporary impairments within our investment portfolios, we concluded that 16 asset-backed securities were other than temporarily impaired as of June 30, 2008 and we recorded realized losses of $ 281 million on these securities through current earnings for the three month ended June 30, 2008. Impairments of ABS investments in the second quarter of 2008 principally resulted from actual or expected securities sales subsequent to June 30, 2008 executed in connection with rebalancing our asset/liabilities products asset portfolio. For the six months ended June 30, 2008, we recorded $424 million of realized losses on eight other than temporarily impaired ABS. We believe that, over time, the remainder of our asset-backed investments will recover to fair values at least equal to their amortized costs through improvements in market conditions and the repayment of principal. As we have the ability and intent to hold these securities until such a recovery in value, we have not realized losses on the remainder of our asset-backed investment portfolio through current earnings.

The weighted average credit quality of the Company’s fixed-income portfolios has been maintained at double-A since its inception. The quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of June 30, 2008 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Insurance Available-for-Sale		Investment Management Services Available-for-Sale		Investments Held-to-Maturity		Total
In millions	Fair Value	% of Fixed-Income Investments	Fair Value	% of Fixed-Income Investments	Fair Value	% of Fixed-Income Investments	Fair Value	% of Fixed-Income Investments
Aaa	$5,560	55%	$5,853	43%	$713	17%	$12,126	43%
Aa	3,594	35%	3,452	25%	760	18%	7,806	27%
A	943	9%	3,287	24%	2,790	65%	7,020	25%
Baa	97	1%	861	6%	—	—	958	3%
Below Investment Grade	—	—	328	2%	—	—	328	2%
Not rated	—	—	—	—	—	—	—	—

Total	$10,194	100%	$13,781	100%	$4,263	100%	$28,238	100%

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. (“MBIA Insured Investments”). At June 30, 2008, Insured Investments at fair value, excluding conduit segment investments, represented $5.2 billion or 14% of total investments, of which $1.6 billion or 4% of total investments were insured by MBIA Corp. Conduit investments represented $3.0 billion or 8% of total investments and were all insured by MBIA Corp.

The distribution of the Company’s Insured Investments by financial guarantee insurer as of June 30, 2008 is presented in the following table:

	Insurance Available-for-Sale		Investment Management Services Available-for-Sale		Conduit Held-to-Maturity		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$218	0%	$1,399	4%	$3,008	8%	$4,625	12%
Ambac	234	1%	1,046	2%	—	—%	1,280	3%
FSA	638	2%	678	2%	—	—%	1,316	4%
FGIC	320	1%	346	1%	—	—%	666	2%
Other	13	0%	351	1%	—	—%	364	1%

Total	$1,423	4%	$3,820	10%	$3,008	8%	$8,251	22%

In purchasing Insured Investments, the Company independently assesses the underlying credit quality, structure and liquidity of each investment, in addition to the creditworthiness of the insurer. Insured Investments are diverse by sector, issuer and size of holding. The Company assigns underlying ratings to its Insured Investments without giving effect to financial guarantees based on the lower of underlying ratings assigned by S&P or Moody’s when an underlying rating is published by either rating agency, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment. At June 30, 2008, based on the actual or estimated underlying ratings in the consolidated investment portfolio, excluding conduit segment investments, without giving effect to financial guarantees, (i) the weighted average rating of the investment portfolio would be in the Aa range, (ii) the weighted average rating of just the Insured Investments in the investment portfolio would be in the A range and (iii) less than 3% of the investment portfolio would be rated below investment grade.

The underlying ratings of the MBIA Insured Investments as of June 30, 2008 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating agency, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Underlying Ratings Scale
In millions	Insurance Available-for- Sale	Investment Management Services Available-for-Sale	Conduit Held-to-Maturity	Total
Aaa	$8	$153	$681	$842
Aa	1	177	—	178
A	42	404	637	1,083
Baa	74	648	1,690	2,412
Below Investment Grade	93	17	—	110

Total	$218	$1,399	$3,008	$4,625

Without giving effect to the MBIA guarantee of the MBIA Insured Investments in the consolidated investment portfolio, at June 30, 2008, based on the actual or estimated underlying ratings, including conduit segment investments, (i) the weighted average rating of the investment portfolio would be in the A range, (ii) the weighted average rating of just the MBIA Insured Investments in the investment portfolio would be in the A range and (iii) less than 2% of the investment portfolio would be rated below investment grade.

Conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the conduits. All transactions currently funded in the conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted average underlying rating for transactions currently funded in the conduits was A by S&P and A2 by Moody’s at the time such transactions were funded. MBIA estimates that the current weighted average underlying rating of all outstanding conduit transactions was A by S&P and A2 by Moody’s at June 30, 2008.

The Company generates significant liquidity from its operations, as described above. Because of its risk management policies and procedures, diversification and reinsurance, the Company believes that the occurrence of an event that would significantly adversely affect liquidity is unlikely.

MARKET RISK

In general, MBIA’s market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates, credit spreads and foreign exchange rates. MBIA is exposed to changes in interest rates and credit spreads that affect the fair value of its financial instruments, namely investment securities, investment agreement liabilities, medium-term notes, debentures and certain derivative transactions. The Company’s investment portfolio holdings are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. Government bonds, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and asset-backed securities. In periods of rising and/or volatile interest rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities.

MBIA minimizes its exposure to interest rate risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. In addition, the Company enters into various swap agreements that hedge the risk of loss due to interest rate and foreign currency volatility.

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2008 from instantaneous shifts in interest rates.

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$1,586	$1,061	$547	$(548)	$(1,074)	$(1,564)

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments (including investment securities and investment agreement and MTN obligations as of June 30, 2008 from instantaneous shifts in credit spreads curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. MBIA Corp.’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally change in opposite direction from the liability portfolio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$447	$128	$(133)	$(563)

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the requirements of SFAS 133. The insurance transactions primarily consisted of structured CDSs on pools of various types of reference obligations with considerable subordination beneath MBIA’s risk exposure at the time of issuance. All these transactions were insured by the Company’s insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of June 30, 2008, approximately 85% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s investment management services operations enter into single-name CDSs as part of its asset management activities. During the first six months of 2008, the value of the Company’s credit derivative contracts were affected predominantly by changes in credit spreads of the underlying reference obligations’ collateral, changes in recovery rate assumptions, erosion of subordination and ratings downgrades of securities backing collateralized debt obligations. This was significantly offset by the effect of the Company’s own credit risk on the portfolio in accordance with SFAS 157. As those risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

Since December 31, 2006, the Company’s portfolio of insured structured CDSs has become increasingly concentrated in transactions where the underlying reference obligations comprise CMBS and asset-backed collateral including RMBS, in addition to corporate securities. As a result, the portfolio is more sensitive to changes in credit spreads in those sectors. Beginning in the second half of 2007, credit spreads in those sectors increased significantly, resulting in a substantial decrease in the fair value of the Company’s portfolio of structured CDSs. Refer to the discussion of the attribution of the mark-to-market loss for the second quarter of 2008 included in the “Results of Operations” section.

In the first six months of 2008, we have observed a further extensive widening of market spreads and credit quality deterioration of certain tranches within our insured CDOs. In addition, the Company has observed an extensive widening of its own credit spreads. Predominantly, as a result of the further market spread widening and the deterioration of some credit factors, MBIA suffered additional mark-to-market losses on the portfolio, however, this was significantly offset by the effect of SFAS 157 due to our own spreads widening. As changes in fair value can be caused by factors unrelated to the performance of MBIA’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting may cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

The following tables reflect sensitivities to changes in credit spreads, recovery rates, rating migrations and to changes in our own credit spreads. Each table stands on its own and should be read independently of each other.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of June 30, 2008. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein. In scenarios where credit spreads decreased, a floor of zero was used. Contracts for which fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as the Company is unable to obtain data necessary to model hypothetical changes in such contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Change in Credit Spreads
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gain/(loss)	$1,345	$747	$266	—	$(290)	$(1,312)	$(4,173)
Estimated net fair value	$(2,660)	$(3,258)	$(3,739)	$(4,005)	$(4,295)	$(5,317)	$(8,178)

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

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a one and three notch rating change in the credit quality as of June 30, 2008. A notch represents a one step movement up or down in the credit rating. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein. Contracts for which fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as the Company is unable to obtain data necessary to model hypothetical changes in such contracts.

	Change in Credit Ratings (Insurance Operations)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gain/(loss)	$1,026	$458	$—	$(929)	$(1,869)
Estimated net fair value	$(2,856)	$(3,424)	$(3,882)	$(4,811)	$(5,751)

Recovery rates on defaulted collateral are an input into the Company’s proprietary valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of June 30, 2008. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein. Contracts for which fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as the Company is unable to obtain data necessary to model hypothetical changes in such contracts.

	Change in Recovery Rates (Insurance Operations)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gain/(loss)	$860	$463	$—	$(487)	$(953)
Estimated net fair value	$(3,022)	$(3,419)	$(3,882)	$(4,369)	$(4,835)

SFAS 157 requires the Company to incorporate its own non performance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivative portfolio using upfront credit spreads of 50% and 0%. The actual upfront spread used in the valuation at June 30, 2008 was 40.75%. The below amounts include an additional annual running credit spread of 5%. Contracts for which fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as the Company is unable to obtain data necessary to model hypothetical changes in such contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	MBIA Upfront Credit Spread (Insurance Operations)
In millions	Decrease to 0 Percentage Points	No Change	Increase to 50 Percentage Points
Estimated pre-tax net gain/(loss)	$(4,642)	$—	$918
Estimated net fair value	$(8,524)	$(3,882)	$(2,964)

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

An update of the Company’s market risk as of June 30, 2008 is included under “Market Risk” within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On February 25, 2008 and March 6, 2008, two more putative shareholder class action lawsuits against MBIA and certain of its current and former officers – Teamsters Local 807 Labor Management Pension Fund v. MBIA Inc. et al., No. 08-CV-1845 and Kosseff v. MBIA, Inc. et al., No. 08-CV-2362 – were filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. The allegations of the Teamsters and the Kosseff complaints are substantially similar to the allegations of the Schmalz complaint, except that the class period in the Teamsters complaint runs from October 26, 2006, to January 9, 2008. The Schmalz, Teamsters and Kosseff complaints were consolidated in the United States District Court for the Southern District of New York as In re MBIA, Inc., Securities Litigation (Case No. 08 CV 264(KMK); S.D.N.Y.) The Company anticipates that the lead plaintiff will file an amended and consolidated complaint.

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

On July 23, 2008, the City of Los Angeles, California filed two complaints in the Superior Court of the State of California for the County of Los Angeles against the Company and certain other financial institutions and bond insurers alleging violations of California antitrust laws. The first complaint alleged the following violations by bond insurers, including the Company, AMBAC Financial Group, Inc., XL Capital Assurance Inc., ACA Financial Guaranty Corp., Financial Guaranty Insurance Company and CIFG Assurance North America, Inc.: (i) a conspiracy to promote a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) a fraudulent failure to disclose risk to the bond insurers’ credit worthiness due to subprime exposure and (iii) breach of bond insurance contracts by insuring subprime debt which jeopardized the bond insurers’ credit ratings. The second complaint, which named as defendants certain other financial institutions as well as bond insurers, including the Company, AMBAC Financial Group, Inc., Financial Security Assurance, Inc., Financial Guaranty Insurance Company and Security Capital Assurance Inc., alleged violations of California antitrust laws through bid-rigging in the sale of municipal derivatives to municipal bond insurers. On July 23, 2008, the City of Stockton, California also filed a complaint in the Superior Court of the State of California for the County of San Francisco against the bond insurers named in the first City of Los Angeles complaint alleging violations substantially similar to those alleged in that complaint.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 1A.	Risk Factors

There has been no material changes in the Company’s risk factors during the six months ended June 30, 2008. For additional information on risk factors, refer to Part I, Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2007.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. As of June 30, 2008, we had repurchased 10 million shares under the program at an average price of $66.30 per share. However, no shares were repurchased in the six months ended June 30, 2008 due to our decision in the third quarter of 2007 to suspend share repurchases under the program in light of concerns and uncertainties regarding the housing markets, the structured finance sector and the U.S. economy. As of June 30, 2008, $340 million remains available under our $1 billion share buyback program.

In August 2008, our Board of Directors approved the resumption of our share repurchase program. Repurchases of common stock will be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to maintain the claims-paying ratings of MBIA Corp. and support MBIA’s businesses.

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

The table below sets forth repurchases made by the Company in each month during the second quarter of 2008:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Amount Purchased as Part of Publicly Announced Plan	Maximum Amount That May Yet Be Purchased Under the Plan (In thousands)
April	66	$12.94	$—	$340,056
May	—	$—	$—	$340,056
June	5,402	$4.39	$—	$340,056

(1)	5,468 shares were repurchased by the Company for settling awards under the Company’s long-term incentive plans.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC. Registrant

Date: August 8, 2008	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: August 8, 2008	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)