Form 10-Q
period 2008-09-30
MBIA INC
filed 2008-11-05
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

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

As of October 31, 2008, 273,296,036 shares of Common Stock, par value $1 per share, were outstanding.

Item 1.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except per share amounts)

	September 30, 2008	December 31, 2007
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $16,039,190 and $30,199,471)(includes hybrid financial instruments at fair value $28,523 and $596,537)	$14,093,370	$29,589,098
Investments held-to-maturity, at amortized cost (fair value $3,127,058 and $5,036,465)	3,155,847	5,053,987
Investments pledged as collateral, at fair value (amortized cost $1,432,821 and $1,243,245)	1,215,805	1,227,153
Short-term investments held as available-for-sale, at fair value (amortized cost $9,745,125 and $4,915,581)	9,737,260	4,915,581
Short-term investments held-to-maturity, at amortized cost (2007 fair value $545,769)	—	549,127
Other investments	328,502	730,711

Total investments	28,530,784	42,065,657

Cash and cash equivalents	2,555,848	263,732
Accrued investment income	342,940	590,060
Deferred acquisition costs	555,023	472,516
Prepaid reinsurance premiums	274,478	318,740
Reinsurance recoverable on unpaid losses	107,262	82,041
Goodwill	79,406	79,406
Property and equipment, at cost (less accumulated depreciation of $139,738 and $132,930)	101,232	104,036
Receivable for investments sold	1,311,157	111,130
Derivative assets	1,099,969	1,722,696
Current income taxes	351,824	142,763
Deferred income taxes, net	1,537,063	1,173,658
Other assets	804,815	288,639

Total assets	$37,651,801	$47,415,074

Liabilities and Shareholders’ Equity
Liabilities:
Deferred premium revenue	$3,514,710	$3,107,833
Loss and loss adjustment expense reserves	1,913,230	1,346,423
Investment agreements	10,646,317	16,107,909
Commercial paper	—	850,315
Medium-term notes (includes hybrid financial instruments at fair value $284,594 and $399,061)	8,550,813	12,830,777
Variable interest entity floating rate notes	1,244,260	1,355,792
Securities sold under agreements to repurchase	1,085,960	1,163,899
Short-term debt	7,158	13,383
Long-term debt	2,418,219	1,225,280
Deferred fee revenue	15,450	15,059
Payable for investments purchased	108,615	41,359
Derivative liabilities	5,029,653	5,037,112
Other liabilities	494,545	664,128

Total liabilities	35,028,930	43,759,269

Commitments and contingencies (See Note 10)

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—273,296,036 and 160,244,614	273,296	160,245
Additional paid-in capital	3,056,863	1,649,511
Retained earnings	2,789,028	4,301,880
Accumulated other comprehensive loss, net of deferred income tax of ($771,161) and ($275,291)	(1,443,224)	(490,829)
Treasury stock, at cost—42,548,156 and 34,872,515 shares	(2,053,092)	(1,965,002)

Total shareholders’ equity	2,622,871	3,655,805

Total liabilities and shareholders’ equity	$37,651,801	$47,415,074

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except per share amounts)

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Gross premiums written	$901,505	$206,641	$1,145,082	$602,201
Ceded premiums	(15,079)	(17,869)	(52,371)	(54,472)

Net premiums written	886,426	188,772	1,092,711	547,729

Revenues:
Scheduled premiums earned	141,048	151,868	434,205	444,838
Refunding premiums earned	93,696	16,447	189,248	95,296

Premiums earned (net of ceded premiums of $31,607, $24,672, $93,840 and $86,693)	234,744	168,315	623,453	540,134
Net investment income	354,359	573,854	1,286,544	1,621,265
Fees and reimbursements	12,179	13,859	32,253	47,131

Realized gains (losses) and other settlements on insured derivatives	34,264	31,218	102,325	83,941
Unrealized gains (losses) on insured derivatives	104,818	(341,706)	(147,972)	(357,772)

Net change in fair value of insured derivatives	139,082	(310,488)	(45,647)	(273,831)
Net realized gains (losses)	(426,298)	339	(1,412,769)	29,838
Net gains (losses) on financial instruments at fair value and foreign exchange	(234,200)	(14,659)	(70,853)	(34,837)
Net gains (losses) on extinguishment of debt	239,898	—	319,115	—
Insurance recoveries	—	—	—	6,400

Total revenues	319,764	431,220	732,096	1,936,100

Expenses:
Losses and loss adjustment	982,514	22,203	1,292,466	63,655
Amortization of deferred acquisition costs	24,619	16,052	63,147	50,114
Operating	95,010	57,260	224,790	179,065
Interest	264,210	418,528	962,767	1,156,031

Total expenses	1,366,353	514,043	2,543,170	1,448,865

Income (loss) before income taxes	(1,046,589)	(82,823)	(1,811,074)	487,235

Provision (benefit) for income taxes	(240,111)	(46,183)	(298,222)	113,433

Net income (loss)	$(806,478)	$(36,640)	$(1,512,852)	$373,802

Net income (loss) per common share:
Basic	$(3.48)	$(0.30)	$(6.97)	$2.93
Diluted	$(3.48)	$(0.30)	$(6.97)	$2.84

Weighted average number of common shares outstanding:
Basic	231,758,958	123,705,544	217,089,104	127,658,105
Diluted	231,758,958	123,705,544	217,089,104	131,537,515

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the nine months ended September 30, 2008

(In thousands except per share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Shareholders’ Equity

	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balance, January 1, 2008	160,245	$160,245	$1,649,511	$4,301,880	$(490,829)	(34,873)	$(1,965,002)	$3,655,805

Comprehensive loss:
Net loss	—	—	—	(1,512,852)	—	—	—	(1,512,852)
Other comprehensive loss:
Change in unrealized depreciation of investments net of change in deferred income taxes of $(554,974)	—	—	—	—	(1,057,302)	—	—	(1,057,302)
Change in fair value of derivative instruments net of change in deferred income taxes of $49,151	—	—	—	—	91,281	—	—	91,281
Change in foreign currency translation net of change in deferred income taxes of $9,953	—	—	—	—	13,626	—	—	13,626

Other comprehensive loss								(952,395)

Total comprehensive loss								(2,465,247)

Issuance of common stock	110,779	110,779	1,448,908	—	—	—	—	1,559,687

Share-based compensation net of change in deferred income taxes of $(15,441)	2,272	2,272	(41,556)	—	—	(7,675)	(88,090)	(127,374)

Balance, September 30, 2008	273,296	$273,296	$3,056,863	$2,789,028	$(1,443,224)	(42,548)	$(2,053,092)	$2,622,871

					2008
Disclosure of reclassification amount:
Change in unrealized depreciation of investments arising during the period, net of taxes					$(1,321,519)
Reclassification adjustment, net of taxes					264,217

Change in net unrealized depreciation, net of taxes					$(1,057,302)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended September 30
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,512,852)	$373,802

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of bond discounts (premiums), net	(25,534)	13,528
Decrease (increase) in accrued investment income	247,120	(88,244)
Increase in deferred acquisition costs	(82,507)	(17,371)
Increase (decrease) in deferred premium revenue	406,877	(12,455)
Decrease in prepaid reinsurance premiums	44,262	32,221
(Increase) decrease in premium receivable	(148,433)	666
Increase in loss and loss adjustment expense reserves	566,807	8,042
Increase in reinsurance recoverable on unpaid losses	(25,221)	(3,732)
(Increase) decrease in salvage and subrogation	(157,647)	59,968
Depreciation	7,217	7,627
(Decrease) increase in accrued interest payable	(185,705)	140,047
Decrease in accrued expenses	(11,654)	(28,001)
Decrease in penalties and disgorgement accrual	—	(75,000)
Amortization of medium-term notes and commercial paper (premiums) discounts, net	(11,683)	(12,093)
Net realized losses (gains) on sale of investments	618,931	(29,838)
Realized losses on other than temporarily impaired investments	793,838	—
Unrealized losses on insured derivatives	147,972	357,772
Net losses on financial instruments at fair value and foreign exchange	70,853	34,837
Current income tax (benefit) provision	(209,061)	4,298
Deferred income tax provision (benefit)	141,643	(91,662)
Net gains on debt repurchases	(319,115)	—
Share-based compensation	(28,715)	12,805
Other, operating	72,457	10,614

Total adjustments to net income (loss)	1,912,702	324,029

Net cash provided by operating activities	399,850	697,831

Cash flows from investing activities:
Purchase of fixed-maturity securities	(11,812,003)	(23,777,848)
Increase in payable for investments purchased	67,256	200,583
Sale of fixed-maturity securities	24,677,047	18,777,069
Increase in receivable for investments sold	(1,200,027)	(131,571)
Redemption of fixed-maturity securities	9,601	44,383
Purchase of held-to-maturity investments	(1,108,649)	(1,072,850)
Redemptions of held-to-maturity investments	3,558,827	723,782
Purchase of short-term investments, net	(5,074,218)	(71,266)
Sale (purchase) of other investments, net	315,494	(44,410)
Capital expenditures	(4,509)	(4,386)
Disposals of capital assets	—	4,188
Other, investing	—	11,123

Net cash provided (used) by investing activities	9,428,819	(5,341,203)

Cash flows from financing activities:
Proceeds from issuance of investment agreements	1,882,609	7,007,284
Payments for drawdowns of investment agreements	(7,294,253)	(4,558,455)
(Decrease) increase in commercial paper	(863,039)	71,187
Issuance of medium-term notes	2,106,756	5,272,029
Principal paydown of medium-term notes	(6,062,672)	(2,667,430)
Principal paydown of variable interest entity floating rate notes	(109,818)	(77,085)
Securities sold under agreements to repurchase, net	(77,939)	558,181
Dividends paid	(42,640)	(130,306)
Gross proceeds from issuance of common stock	1,628,405	—
Capital issuance costs	(78,510)	(3,997)
Net proceeds from issuance of warrants	21,467	—
Net proceeds from issuance of long-term debt	983,278	—
Repayment for retirement of long-term debt	(82,822)	—
Repayment for retirement of short-term debt	(6,225)	(27,515)
Net proceeds from bank loans	338,820	—
Payments or terminations for derivatives	372,167	(9,313)
Purchase of treasury stock	(90,041)	(736,615)
Exercise of stock options	—	37,516
Restricted stock awards settlements	2,207	—
Excess tax benefit on share-based payment	(15,441)	6,937
Collateral posted under investment agreements	(40,018)	—
Collateral from swap counterparties	(110,200)	—
Other, financing	1,356	(2,494)

Net cash provided (used) by financing activities	(7,536,553)	4,739,924

Net increase in cash and cash equivalents	2,292,116	96,552
Cash and cash equivalents—beginning of period	263,732	269,277

Cash and cash equivalents—end of period	$2,555,848	$365,829

Supplemental cash flow disclosures:
Income taxes (refunded) paid	$(221,037)	$197,352
Interest paid:
Investment agreements	$506,185	$473,232
Commercial paper	15,445	30,915
Medium-term notes	321,689	464,466
Variable interest entity floating rate notes	40,678	54,879
Securities sold under agreements to repurchase	29,406	14,663
Liquidity loans	1,670	—
Other borrowings and deposits	2,319	1,604
Long-term debt	121,683	52,148
Non cash items:
Share-based compensation	$(28,715)	$12,805
Dividends declared but not paid	—	42,645

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

The results of operations for the nine months ended September 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. The December 31, 2007 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The consolidated financial statements include the accounts of MBIA Inc., its wholly owned subsidiaries and all other entities in which the Company has a controlling financial interest. All material intercompany revenues and expenses have been eliminated. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the reclassification of premiums from the Company’s insured derivatives portfolio from “Scheduled premiums earned”, “Refunding premiums earned”, “Premiums earned” and “Fees and reimbursements” to “Realized gains (losses) and other settlements on insured derivatives” and the reclassification of the mark-to-market of the insured derivatives portfolio from “Net gains (losses) on financial instruments at fair value and foreign exchange” to “Unrealized gains (losses) on insured derivatives,” both of which had no effect on total revenues and total expenses as previously reported. Additionally, “Gross premiums written”, “Ceded premiums written” and “Net premiums written” exclude premiums from the Company’s insured derivatives portfolio. Amounts reclassified in prior years’ financial statements also include the reclassification of net interest income and expense and net realized gains and losses related to non-hedging derivative instruments from “Net investment income”, “Interest expense,” and “Net realized gains (losses),” respectively, to “Net gains (losses) on financial instruments at fair value and foreign exchange”. Refer to “Note 7: Business Segments” for amounts reclassified.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Each quarter the Company calculates its provision for the unallocated loss reserve as a fixed percent of scheduled net earned premium of the insurance operations. Prior to the first quarter of 2008, scheduled net earned premium of the insurance operations included premiums from its non-derivative insured portfolio and from its insured derivative portfolio. Effective January 1, 2008, premiums from insured derivative contracts are no longer included as part of scheduled net earned premium but are rather reported as part of “Realized gains (losses) and other settlements on insured derivatives.” As a result, the Company increased its loss factor to 14.5% from 12% in order to maintain a loss and LAE provision each period consistent with that calculated using historical scheduled net earned premium.

The accounting for non-derivative financial guarantee loss reserves will change when the Company adopts Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of Financial Accounting Standards Board (“FASB”) Statement No. 60,” which is effective January 1, 2009. See “Note 3: Recent Accounting Pronouncements” for additional information on the adoption of SFAS 163.

Derivatives

MBIA has entered into derivative transactions as an additional form of financial guarantee and for purposes of hedging risks associated with existing assets and liabilities and forecasted transactions. Credit default swap (“CDS”) contracts are also entered into in the investment management services operations to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business. The Company accounts for derivative transactions in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all such transactions be recorded on the Company’s balance sheet at fair value. The fair value of derivative instruments is determined as the amount that would be received to sell the derivative when in an asset position or transfer the derivative when in a liability position. Changes in the fair value of derivatives, exclusive of insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive loss,” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge.

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

The total changes in fair value of the insured derivatives are recorded in “Net change in fair value of insured derivatives.” “Realized gains (losses) and other settlements on insured derivatives” includes (i) net premiums received and receivable on written CDS contracts, (ii) net premiums paid and payable on purchased CDS contracts, (iii) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event, (iv) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event and (v) fees relating to CDS contracts. Losses paid and payable and losses recovered and recoverable reported in “Realized gains (losses) and other settlements on insured derivatives” include claims and recoveries thereof, respectively, only after a credit event has occurred that would require a payment under contract terms. The “Unrealized gains (losses) on insured derivatives” includes all other changes in fair value of the derivative contracts.

Cash and Other Collateral

Under certain non-insurance derivative contracts entered into by the Company, collateral postings are required by either MBIA or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. Cash or securities may be posted as collateral at the option of the party posting the collateral. As of September 30, 2008, the Company did not hold cash collateral from derivative counterparties and did not post cash collateral to derivative counterparties. As of September 30, 2008, the Company had securities with a fair value of $420 million posted to derivative counterparties.

The Company has entered into reverse repurchase agreements that require MBIA to post collateral at a predetermined multiple of the contract amount. Cash or securities may be posted by MBIA under these agreements. As of September 30, 2008, the Company had cash collateral of $40.0 million posted to counterparties under these term reverse repurchase agreements.

The Company reports cash received or posted in its Consolidated Statements of Cash Flows as either operating, investing or financing consistent with the classification of the asset or liability that created the posting requirement.

Fair Value Measurement – Definition and Hierarchy

MBIA adopted the provisions of SFAS 157, “Fair Value Measurements” excluding non-financial assets and liabilities per FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” beginning January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

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

The level of activity in a market contributes to the determination of whether an input is observable. An active market is one in which transactions for an asset or liability occurs with sufficient frequency and volume to provide pricing information on an ongoing basis. In determining whether a market is active or inactive, the Company considers the following traits to be indicative of an active market:

•	Frequent observable actual transactions.

•	Prices in the market are current.

•	Price quotes among dealers do not vary significantly over time.

•	Sufficient information relevant to valuation is publicly available.

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

Under SFAS 157, the Company has also taken into account its own nonperformance risk when measuring the fair value of liability positions.

See “Note 6: Fair Value of Financial Instruments” for additional fair value disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active: An Amendment of FASB Statement No. 157.” FSP No. FAS 157-3 applies to financial assets within the scope of SFAS 157 for which other accounting pronouncements require or permit fair value measurements. FSP No. FAS 157-3 clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The provisions are effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of this FSP need not be applied to immaterial items. Since FSP No. FAS 157-3 only illustrates additional guidance in determining the fair value of a financial asset when the market for that financial asset is not active, FSP No. FAS 157-3 is not material to the Company’s financial statements and will not affect the Company’s financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” SFAS 163 requires financial guarantee insurance (and reinsurance) contracts issued by reporting entities considered insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” to recognize and measure premium revenue based on the amount of insurance protection provided and the period in which it is provided and to recognize and measure claim liabilities based on the present value of expected net cash outflows to be paid, using a risk-free rate, in excess of the unearned premium revenue. SFAS 163 does not apply to financial guarantee insurance contracts accounted for as derivative instruments within the scope of SFAS 133. SFAS 163 is effective for the Company prospectively as of January 1, 2009, except for the presentation and disclosure requirements related to claim liabilities effective for financial statements prepared as of September 30, 2008 as presented and disclosed in “Note 8: Loss and Loss Adjustment Expense Reserves (LAE)” in the Notes to Consolidated Financial Statements. The cumulative effect of initially applying SFAS 163 is required to be recognized as an adjustment to the opening balance of retained earnings for the fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting SFAS 163.

The Company adopted the provisions of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective January 1, 2008. SFAS 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company applies the disclosure requirements of SFAS 159 for certain eligible instruments which it previously elected to fair value under SFAS 155, “Accounting for Certain Hybrid Financial Instruments.” These instruments included certain medium-term notes (“MTNs”) and certain available-for-sale securities which contained embedded derivatives requiring bifurcation. The Company did not elect the fair value option under SFAS 159 for any eligible financial instruments.

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

In April 2007, the FASB issued FSP FASB Interpretation No. (“FIN”) 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 permits a reporting entity that is a party to a master netting agreement to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 and is required to be applied retrospectively for all financial statements presented unless it is impracticable to do so. The Company adopted the provisions of the FSP beginning January 1, 2008 and elected not to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under a master netting agreement against fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. The Company may reevaluate in the future its election to not offset the fair value amounts recognized for derivative contracts executed with the same counterparty under a master netting agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Recent Accounting Developments

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP No. FAS 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude derivative instruments accounted for at fair value under SFAS No. 133. The Company will adopt FSP No. FAS 133-1 and FIN 45-4 for financial statements prepared as of December 31, 2008. Since FSP No. FAS 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP No. FAS 133-1 and FIN 45-4 will not affect the Company’s financial condition, results of operations or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

On February 13, 2008, the Company completed a public offering of 94.65 million shares of MBIA common stock at $12.15 per share. Warburg Pincus informed the Company that it purchased $300 million in common stock as part of the offering. The Company did not use the $750 million Warburg Pincus backstop. In addition, Warburg Pincus did not exercise its right to purchase up to $300 million in preferred stock. Pursuant to the amended Warburg Pincus Agreement, Warburg Pincus was granted 4 million of “B2” warrants at a price of $16.20 per share. In addition, under anti-dilution provisions in the Warburg Pincus Agreement, the terms of the warrants issued to Warburg Pincus on January 30, 2008 were amended, which resulted in (a) the 8.7 million of warrants exercisable at $40 per share were revised to 11.5 million warrants exercisable at $30.25 per share and (b) the 7.4 million of “B” warrants exercisable at $40 per share were revised to 9.8 million “B” warrants exercisable at $30.25 per share. The Company intends to use most of the net proceeds of the common stock offering to support its insurance operations. The offering proceeds were allocated to the warrant liability, included in “Other liabilities,” based on its relative fair value and the residual proceeds were allocated to the common stock issued. Costs associated with the warrants, including the “B” warrants, were expensed as incurred.

Surplus Notes

On January 16, 2008, MBIA Corp. issued surplus notes due January 15, 2033. The surplus notes have an initial interest rate of 14 percent until January 15, 2013 and thereafter at an interest rate of three-month LIBOR plus 11.26 percent. Interest payments on the surplus notes are subject to prior approval by the Superintendent of the New York State Insurance Department. The surplus notes are callable at par at MBIA Corp.’s option on the fifth anniversary of the date of issuance and every fifth anniversary thereafter, subject to prior approval by the Superintendent and other restrictions. The cash received from the surplus notes liability will be used for general corporate purposes and the deferred debt issuance costs are being amortized over the surplus notes term. In the three months ended September 30, 2008, MBIA Corp. repurchased $47.3 million par value outstanding of its surplus notes at an average price of 77.08.

Dividends

On February 25, 2008, the Company announced the elimination of its quarterly shareholder dividend to provide additional capital flexibility. In addition, the Company will now declare dividends on an annual basis rather than a quarterly basis.

NOTE 5: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended September 30, 2008, there were 6,462,247 stock options and 3,947,893 restricted stock and units outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. For the nine months ended September 30, 2008, there were 6,595,547 stock options and 3,048,654 restricted stock and units outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. For the three months ended September 30, 2007, there were 1,404,106 stock options and 2,019,394 restricted stock and units outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. For the nine months ended September 30, 2007, there were 361,680 stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	3rd Quarter		Year-to-date
Dollars in thousands except per share amounts	2008	2007	2008	2007
Net income (loss)	$(806,478)	$(36,640)	$(1,512,852)	$373,802

Basic weighted average shares	231,758,958	123,705,544	217,089,104	127,658,105
Effect of common stock equivalents:
Stock options	—	—	—	1,712,521
Restricted stock and units	—	—	—	2,166,889

Diluted weighted average shares	231,758,958	123,705,544	217,089,104	131,537,515

Basic EPS:
Net income (loss)	$(3.48)	$(0.30)	$(6.97)	$2.93

Diluted EPS:
Net income (loss)	$(3.48)	$(0.30)	$(6.97)	$2.84

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 6: Fair Value of Financial Instruments

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157. See “Note 2: Significant Accounting Policies” for a discussion of “Fair Value Measurement – Definition and Hierarchy.”

The following fair value hierarchy table presents information about the Company’s assets (including short-term investments) and liabilities measured at fair value on a recurring basis as of September 30, 2008:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2008

		Fair Value Measurements at Reporting Date Using
In thousands	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments:
Fixed-maturity securities:
U.S. Treasury and government agency	$3,712,362	$3,016,729	$695,633	$—
Foreign governments	1,027,854	446,056	500,203	81,595
Corporate obligations	5,931,080	—	4,864,513	1,066,567
Mortgage-backed	2,014,689	—	1,588,004	426,685
Asset-backed	2,570,970	—	1,209,367	1,361,603
State and municipal bonds	4,789,615	—	4,767,067	22,548
Other investments	5,325,483	4,771,310	477,173	77,000
Derivative assets	1,099,969	—	300,441	799,528
Other assets:
Put options	268,057	—	268,057	—

Total assets	$26,740,079	$8,234,095	$14,670,458	$3,835,526

Liabilities:
Medium-term notes	$284,594	$—	$—	$284,594
Derivative liabilities	5,029,653	—	404,388	4,625,265
Other liabilities:
Warrants	127,321	—	127,321	—

Total liabilities	$5,441,568	$—	$531,709	$4,909,859

Level 3 Analysis

Level 3 assets were $3.8 billion as of September 30, 2008, and represented approximately 14.3% of total assets measured at fair value. Level 3 liabilities were $4.9 billion as of September 30, 2008, and represented approximately 90.2% of total liabilities measured at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following tables present additional information about Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months ended September 30, 2008

In thousands	Balance, beginning of interim period	Realized gains / (losses)	Unrealized gains / (losses) included in earnings	Unrealized gains / (losses) included in OCI	Foreign exchange	Purchases, issuances and settlements, net	Transfers in (out) of Level 3, net	Ending balance	Change in unrealized gains (losses) for the period included in earnings for assets still held at September 30, 2008
Assets:
Foreign governments	$73,008	$—	$—	$(3,582)	$(4,854)	$17,023	$—	$81,595	$—
Corporate obligations	1,589,553	(24,738)	—	(36,790)	(11,874)	(435,330)	(14,254)	1,066,567	—
Mortgage-backed securities	542,241	(5,989)	—	(33,396)	(3,789)	(82,588)	10,206	426,685	—
Asset-backed securities	2,134,256	(494,075)	—	326,520	7,445	(813,764)	201,221	1,361,603	—
State and municipal	—	—	—	—	—	22,548	—	22,548	—
Other investments	82,500	—	—	(5,098)	—	(402)	—	77,000	—

Total assets	$4,421,558	$(524,802)	$—	$247,654	$(13,072)	$(1,292,513)	$197,173	$3,035,998	$—

In thousands	Balance, beginning of interim period	Realized (gains) / losses	Unrealized (gains) / losses included in earnings	Unrealized (gains) / losses included in OCI	Foreign exchange	Purchases, issuances and settlements, net	Transfers in (out) of Level 3, net	Ending balance	Change in unrealized gains (losses) for the period included in earnings for liabilities still held at September 30, 2008
Liabilities:
Medium-term notes	$314,311	$—	$3,298	$—	$(33,015)	$—	$—	$284,594	$(3,298)
Derivative contracts, net	3,655,310	416,732	(269,984)	316	(10,558)	33,922	—	3,825,738	108,303

Total liabilities	$3,969,621	$416,732	$(266,686)	$316	$(43,573)	$33,922	$—	$4,110,332	$105,005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months ended September 30, 2008

In thousands	Balance, beginning of year	Realized gains / (losses)	Unrealized gains / (losses) included in earnings	Unrealized gains / (losses) included in OCI	Foreign exchange	Purchases, issuances and settlements, net	Transfers in (out) of Level 3, net	Ending balance	Change in unrealized gains (losses) for the period included in earnings for assets still held at September 30, 2008
Assets:
Foreign governments	$36,917	$—	$—	$(4,958)	$(3,767)	$35,469	$17,934	$81,595	$—
Corporate obligations	1,841,828	(43,232)	—	(125,304)	11,841	(1,027,160)	408,594	1,066,567	—
Mortgage-backed securities	1,085,323	(17,282)	—	(159,113)	3,647	(312,808)	(173,082)	426,685	—
Asset-backed securities	3,799,053	(979,286)	—	308,440	(27,768)	(1,595,571)	(143,265)	1,361,603	—
State and municipal	—	—	—	—	—	22,548	—	22,548	—
Other investments	103,841	—	—	(25,658)	—	(1,183)	—	77,000	—

Total assets	$6,866,962	$(1,039,800)	$—	$(6,593)	$(16,047)	$(2,878,705)	$110,181	$3,035,998	$—

In thousands	Balance, beginning of year	Realized (gains) / losses	Unrealized (gains) / losses included in earnings	Unrealized (gains) / losses included in OCI	Foreign exchange	Purchases, issuances and settlements, net	Transfers in (out) of Level 3, net	Ending balance	Change in unrealized gains (losses) for the period included in earnings for liabilities still held at September 30, 2008
Liabilities:
Medium-term notes	$399,061	$(6,002)	$(29,804)	$—	$(10,713)	$(67,948)	$—	$284,594	$(3,298)
Derivative contracts, net	3,405,595	231,367	109,272	316	(20,945)	100,132	—	3,825,737	109,272

Total liabilities	$3,804,656	$225,365	$79,468	$316	$(31,658)	$32,184	$—	$4,110,331	$105,974

Net transfers into Level 3 were $197 million and $110 million for the three and nine months ended September 30, 2008, respectively. These net transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the quarter. Foreign governments, corporate obligations, MBS and ABS constituted the majority of the affected instruments. The net unrealized loss related to the transfers in (out) of Level 3 as of September 30, 2008 was $114.4 million.

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the three months ended September 30, 2008 are reported on the Consolidated Statements of Operations as follows:

In thousands	Unrealized gains (losses) on insured derivatives	Net realized gains (losses)	Net gains (losses) on financial instruments at fair value and foreign exchange
Total gains (losses) included in earnings for the period	$104,202	$(432,296)	$193,071

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held at September 30, 2008	$100,904	$—	$4,103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the nine months ended September 30, 2008 are reported on the Consolidated Statements of Operations as follows:

In thousands	Unrealized gains (losses) on insured derivatives	Net realized gains (losses)	Net gains (losses) on financial instruments at fair value and foreign exchange
Total gains (losses) included in earnings for the period	$(145,777)	$(1,264,924)	$87,506

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held at September 30, 2008	$(149,075)	$—	$36,505

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

State and municipal bonds

The fair value of state and municipal bonds is estimated using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rates, bond or CDS spreads and volatility. These bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3.

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

Medium-term notes

The Company has elected to record at fair value under the provisions of SFAS 155 four MTNs. Fair value is derived using quoted market prices or an internal cash flow model. Significant inputs into the valuation include yield curves and spreads to the swap curve. As these notes are not actively traded, certain significant inputs (e.g. spreads to the swap curve) are unobservable. These investments are categorized as Level 3 of the fair value hierarchy.

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

In compliance with requirements of SFAS 157, the Company considers its own credit risk and that of counterparties when valuing derivative assets and liabilities. The Company has policies and procedures in place regarding counterparties, including review and approval of the counterparty and the Company’s exposure limit, collateral posting requirements, collateral monitoring and margin calls on collateral. The Company manages counterparty credit risk on an individual counterparty basis through master netting arrangements covering derivative transactions in the Investment Management Services and Corporate operations. These agreements allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either the Company or the counterparty is downgraded below a specified credit rating. The netting agreements minimize the potential for losses related to credit exposure and thus serve to mitigate the Company’s nonperformance risk under these derivatives.

In certain cases, the Company also manages credit risk through collateral agreements that give the Company the right to hold or the obligation to provide collateral when the current market value of derivative contracts exceeds an exposure threshold. Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure the derivative. The delivery of high quality collateral can minimize credit exposure and mitigate the potential for nonperformance risk impacting the fair value of the derivatives.

As of September 30, 2008, the mark-to-market was positive on five different Credit Support Annex’s (“CSAs”) which govern collateral posting requirements between MBIA and its derivative counterparties. The aggregate positive mark-to-market for these five CSAs was $66.0 million for which the Company did not receive collateral due to the exposure from each CSA being below the threshold for collateral posting. All five of the counterparties are rated at least A/A2 by Standard & Poor’s Corporation (“S&P”) and Moody’s Investor Service, Inc. (“Moody’s”).

Derivatives–Insurance

The derivative contracts that the Company insures cannot be legally traded and generally do not have observable market prices. In the cases with no active price quote, the Company uses a combination of internal and third-party models to estimate the fair value of these contracts. Most insured CDSs are valued using an enhanced Binomial Expansion Technique (“BET”) model (originally developed by Moody’s). Significant inputs include collateral spreads, diversity scores and recovery rates. For a limited number of other insured derivatives, the Company uses industry standard models as well as proprietary models such as Black-Scholes option models and dual-default models, depending on the type and structure of the contract. All of these derivatives are categorized as Level 3 of the fair value hierarchy as a significant percentage of their value is derived from unobservable inputs. For insured swaps (other than CDSs), the Company uses internally and vendor developed models with market-based inputs (e.g. interest rate, foreign exchange rate, spreads), and are classified as Level 2 within the fair value hierarchy. Effective January 1, 2008, the Company updated its methodology to include the impact of both the counterparty and its own credit standing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Insured Derivative Valuations

The majority of the Company’s notional derivative exposure arises from credit derivative instruments insured by MBIA Corp. As part of its core financial guarantee business until February 2008, MBIA Corp. insured CDSs entered into by LaCrosse Financial Products LLC (“LaCrosse”), an entity that is consolidated into MBIA’s GAAP financial statements under the FIN 46(R), “Consolidation of Variable Interest Entities an interpretation of ARB No. 51,” criteria. In February 2008, the Company decided to cease insuring credit derivative instruments except in transactions related to the reduction of its existing insured derivative exposure.

In most cases, the Company’s insured credit derivatives must be stated at fair value as they do not qualify for the financial guarantee scope exception under SFAS 133. Because they are highly customized, as described further below, there is generally no observable market for these derivatives. In the absence of such a market, the Company estimates the value of these derivatives in a hypothetical market based on internal and third-party models that simulate what a bond insurer would charge to guarantee the transaction. Such a price would be based on the expected loss for the Company’s exposure based on the value of the underlying collateral within the transaction.

Description of MBIA’s Insured Credit Derivatives

MBIA’s insured credit derivatives referenced primarily structured pools of cash securities and CDSs. The Company generally provided CDS protection on the most senior liabilities of structured finance transactions, and at inception of the contract its exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral for the insured derivatives was cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed and collateralized debt obligation securities.

MBIA also issued guarantees under principal protection fund programs, which are also accounted for as derivatives. Under these programs, MBIA’s insurance operations guaranteed the return of principal to investors. Structurally, MBIA is protected by a portion of the portfolio that is rebalanced daily to match the present value of MBIA’s guarantee. As of September 30, 2008, the maximum amount of future payments that the Company would be required to make under these guarantees was $147 million. The Company has not made any payments to date relating to these guarantees and the mark-to-market gains (losses) on these derivatives for the years ended 2005, 2006 and 2007 were $0, reflecting the extremely remote likelihood that MBIA will incur a loss.

A portion of MBIA’s insured CDS contracts require that MBIA make payments for losses of the principal outstanding under the contracts only once losses on the underlying referenced collateral exceed a predetermined deductible. The total notional amount and MBIA’s maximum payment obligation under these contracts as of September 30, 2008 was $79.2 billion. The underlying referenced collateral for contracts executed in this manner largely consist of investment grade corporate debt CDOs, structured commercial mortgage-backed securities (“CMBS”) pools and, to a lesser extent, multi-sector CDO-squared transactions.

The total changes in fair value of the insured derivatives are recorded in “Net change in fair value of insured derivatives.” “Realized gains (losses) and other settlements on insured derivatives” include (i) net premiums received and receivable on written CDS contracts, (ii) net premiums paid and payable to reinsurers in respect of CDS contracts, (iii) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event, (iv) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event and (v) fees relating to CDS contracts. Losses paid and payable and losses recovered and recoverable reported in “Realized gains and other settlements on insured derivatives” include claims and estimated recoveries thereof, respectively, only after a credit event has occurred that would require a payment under contract terms. The “Unrealized gains (losses) on insured derivatives” include all other changes in fair value of the derivative contracts.

Lack of an Observable Market for the Company’s Insured Credit Derivatives

In determining fair value, the Company uses various valuation methods with priority given to observable market prices when they are available. Market prices are generally available for traded securities and market standard CDSs but are less available or unavailable for highly-customized CDSs. Most of the derivative contracts the Company insures are structured credit derivative transactions that are not traded and do not have observable market prices. Typical market CDSs are standardized, liquid instruments that reference tradable securities such as corporate bonds that also have observable prices. These market standard CDSs also involve collateral posting, and upon a default of the reference bond, can be settled in cash.

In contrast, the Company’s insured CDS contracts do not contain the typical CDS market standard features as described above but have been customized to replicate its financial guarantee insurance policies. The Company’s insured derivative instruments provide protection on a specified or managed pool of securities or CDS with a stated deductible or with subordination beneath the MBIA-insured tranche. The Company is not required to post collateral. Under the insured CDS contract, payment is not due unless there is a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

default of an underlying reference obligation and then only after and to the extent that the aggregate amount of losses with respect to defaults of underlying reference obligations exceed the deductible or subordination in the transaction. Some contracts also provide for further deferrals of payment at the Company’s option. In the event of the insolvency of or payment default by MBIA Insurance Corporation, the contracts give the counterparty the right to terminate and settle the contract.

The Company’s payment obligations after a default on the underlying reference obligation vary by deal and by insurance type. There are three primary types of policy payment requirements:

(i)	timely interest and ultimate principal;

(ii)	ultimate principal only at final maturity; and

(iii)	payments upon settlement of individual referenced collateral losses in excess of policy specific deductibles and subordination. The deductible or loss threshold is the amount of losses experienced with respect to the underlying or referenced collateral that would be required to occur before a claim against an MBIA insurance policy can be made.

The Company’s insured credit derivative policies are structured to prevent large one-time claims upon an event of default and to allow for payments over time (i.e. “pay-as-you-go” basis) or at final maturity. Also, each insured CDS the Company enters into is governed by a single transaction International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement relating only to that particular transaction/insurance policy. There is no requirement for mark-to-market termination payments, under most monoline standard termination provisions, upon the early termination of the insured CDS. However, these contracts generally have mark-to-market termination payments for termination events related to MBIA Corp.’s failure to pay or insolvency and some have other mark-to-market termination payments for events within the Company’s control, such as the sale of all or substantially all of the assets of MBIA Corp. An additional difference between the Company’s CDS and the typical market standard CDS is that there is no acceleration of the payment to be made under the Company’s insured CDS contract in the ordinary course of business unless the Company elects to accelerate at its option. Furthermore, MBIA’s policies are unconditional and irrevocable and cannot be transferred to most other capital market participants as they are not licensed to write financial guarantee insurance policies. As the insured CDS contracts are accounted for as derivatives under SFAS 133, the Company does not defer the charges associated with underwriting the CDS policies and expenses them immediately.

Through reinsurance, MBIA has transferred some of the risk of loss on these contracts to other financial guarantee insurance and reinsurance companies. The fair value of the transfer under the reinsurance contract with the reinsurers is accounted for as a derivative asset. These derivative assets are valued consistently with the Company’s SFAS 157 valuation policies as described in “Note 2: Significant Accounting Policies.” The fair value measurement for these derivative assets assumes an in-exchange premise for valuation as defined by SFAS 157 as the highest and best use by market participants. When the Company enters into a reinsurance agreement on an insured credit derivative, the Company receives a ceding commission. Ceding commissions are retained by the Company, as the primary insurer, from the ceded premium as compensation for placing the business with the reinsurer and to cover the acquisition expenses incurred by the Company to issue the CDS. Ceding commissions are calculated based on a fixed percentage of the ceded premium to the reinsurer, and the reinsurer receives the net ceded premium (total ceded premium less the ceding commission). The fixed percentage of the ceding commission is determined at the beginning of a reinsurance treaty agreement. Currently, the Company recognizes ceding commissions as a contra-expense to the Company’s deferred acquisition cost amortization.

The Company’s Valuation Technique for Insured Credit Derivatives

As a result of the differences between market standard CDS contracts and the CDS contracts insured by MBIA as described above, the Company believes there are no relevant third-party “exit value” market observations for its insured credit derivative contracts. Accordingly, there is no principal market for such highly structured insured credit derivatives as described in SFAS 157. In the absence of a principal market, the Company values these insured credit derivatives in a hypothetical market where the market participants include other comparably-rated primary financial guarantors. Since there are no active market transactions in its exposures, the Company generally uses internal and third-party models, depending on the type and structure of the contract, to estimate the fair value of its derivative contracts.

The Company’s insured CDS valuation model simulates what a bond insurer would charge to guarantee the transactions at the measurement date, based on the market-implied default risk of the underlying collateral and the remaining deductible or subordination. Implicit in this approach is the notion that bond insurers would be willing to accept these contracts from the Company at a price equal to what they could issue them for in the current market. While the fee charged by financial guarantors is not an input into the Company’s model, the model does estimate the amount a financial guarantor would charge to assume an insured derivative obligation at the measurement date. The estimate of the cost to transfer an obligation increases as the probability of default increases, as reflected by any combination of increased underlying credit spreads, negative credit migration, lower assumed recovery rates, lower diversity, and erosion of the deductible or subordination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Model Overview

Approximately 96% of the balance sheet fair value of insurance derivatives as of September 30, 2008 is valued using a probabilistic approach to determine the price that a bond insurer would charge to assume the risk associated with the Company’s exposure on the credit derivative contract. For each transaction, the Company applies a Binomial Expansion Technique (“BET”) based model to the insured obligation to derive a probabilistic measure of expected loss for its exposure using market pricing on the underlying referenced collateral within the transaction. The BET was developed and published by Moody’s to estimate a probability distribution of losses on a diverse pool of assets. The main modifications the Company has made to the BET model developed by Moody’s are that a) the Company uses market credit spreads, when available and reliable, to determine default probability instead of using historical loss experience, and b) for collateral pools where the spread distribution is characterized by extremes, the Company models each segment of the pool individually instead of using an overall pool average.

The BET-based model

•	Calculates expected losses on a collateral pool within an insured credit derivative transaction by reference to the following (each described in further detail under “Assumptions” and “Inputs” below):

•	Credit spreads of the underlying collateral, based on actual spreads or spreads on similar collateral with similar ratings,

•	diversity score of the collateral pool as an indication of correlation of collateral defaults, and

•	recovery rate for all defaulted collateral.

•	Allocates the expected losses for each tranche of the transaction according to its subordination level within the transaction structure.

•

For example, if the expected total collateral pool loss is 4% and the transaction has equity and three progressively more senior C, B, and A tranches with corresponding underlying subordination levels of 0%, 3%, 5% and 10%, then the 4% loss will have the greatest impact on the equity tranche, a lower, but significant impact on the C tranche and progressively lower impacts on the B and A tranches. MBIA usually insures the super senior tranche which has strong structural protection and the lowest exposure to collateral losses due to the underlying subordination.

At any point in time, the mark-to-market gain or loss on a transaction is the difference between the original price of the risk (the original market-implied expected loss) and the current price of the risk based on the assumed expected losses derived from the model.

The Company reports the net premiums received and receivable on written insured CDS transactions in “Realized gains and other settlements on insured derivatives.” Other changes in fair value of the derivative contracts are reported in the “Unrealized gains (losses) on insured derivatives.” See “Note 2: Significant Accounting Policies” for further information.

Strengths and Weaknesses

The primary strengths of the Company’s insured CDS modeling techniques are:

1)	The model takes account of transaction structure and the key drivers of market value. The transaction structure includes par insured, weighted average life, level of deductible or subordination and composition of collateral.

2)	The model is a well-documented, consistent approach to marking positions that minimizes the level of subjectivity since it was originally developed by Moody’s and has been modified by MBIA. The model structure, inputs and operation are well-documented so the Company believes there are strong controls around the execution of the model. MBIA has also developed a hierarchy for market-based spread inputs that helps reduce the level of subjectivity, especially during periods of high illiquidity.

3)	The model uses market inputs whenever they are available. The key inputs to the BET model for any transactions are market-based spreads for the underlying referenced collateral, assumed recovery rates specific to the type and rating of the referenced collateral, and the diversity score of the collateral pool. These are viewed by MBIA to be the key parameters that affect the fair value of the transaction and, to the extent practicable, the inputs are market-based inputs.

The primary weaknesses of the Company’s insured CDS modeling techniques are:

1)	There is no market in which to verify the fair values developed by the Company’s model, and at September 30, 2008, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

2)	There is diversity of approach to estimating the fair value of these transactions among the financial guarantee insurance companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

3)	The averaging of spreads in the Company’s model and use of a single diversity factor rather than using specific spreads for each piece of underlying collateral and collateral-specific correlation assumptions may distort results. Neither the data nor the analytical tools exist today to be more specific in the Company’s calculation of fair value.

MBIA uses the approach described above to value almost all of the insured CDSs on tranched portfolios of credits (“portfolio CDS”) or on senior tranches of CDOs of the insured portfolio. Listed below are the key inputs and assumptions used within this approach.

Assumptions

The assumed credit quality, the assumed credit spread for credit risk exclusive of funding costs and the appropriate reference credit index or price source are significant assumptions that, if changed, could result in materially different fair values. Accordingly, market perceptions of credit deterioration would result in an increase in the expected price at which a bond insurer would assume the risk from MBIA due to wider credit spreads.

The key assumptions of the BET model include:

•

Collateral default probabilities are determined by spreads which are based on market data when available. The BET model uses the average spread of the collateral as a key input and it is assumed that market spreads reflect the market’s assessment of default probability for each piece of collateral. The average spread is calculated differently depending on whether MBIA uses collateral-specific credit spreads as an input or generic spreads.

•

If collateral-specific spreads are used, the spread for each individual piece of collateral is identified and a weighted average is calculated by weighting each spread by the corresponding par exposure.

•

If collateral-specific credit spreads are not available, the next alternative is to use generic spread tables based on asset class and rating. When this is done, the Company uses the spread table that matches the average rating of the collateral portfolio. To determine the average credit rating for the collateral, the Company identifies a weighted average rating factor (“WARF”) for the collateral portfolio as described below, and then use that average rating to choose an appropriate spread.

•

The WARF is based on a 10,000 point scale designed by Moody’s. On the WARF scale, lower numbers indicate better credit quality and ratings are not spaced equally on this scale (because, for example, the difference in default probability between AA1 and AA2 is much less than between B1 and B2). The WARF is obtained from the most recent trustee’s report or calculated by the Company based on the credit ratings of the collateral in the transaction. To accomplish this calculation, MBIA first identifies the credit ratings of each piece of collateral (using, in order of preference as available, Moody’s, S&P or Fitch ratings), then converts that credit rating into a rating factor on the WARF scale, averages those factors (weighted by par) to create a portfolio WARF, and then converts the portfolio WARF into an average credit rating for the pool. MBIA then uses a market index that is based on collateral type and average rating to determine the generic spread for the pool, which is input into the BET model.

•

These approaches have been used for most of the insured CDS transactions in MBIA’s portfolio. There have been a few cases where modified approaches have been used if either there was high dispersion of ratings within an asset class or no collateral-specific or ratings-based generic spreads were available. When ratings dispersion is high, the collateral within an asset class has been segmented into different rating buckets and each bucket is used in calculating the overall average.

•

When spreads have not been available on either a collateral-specific basis or ratings-based generic basis, MBIA has used its hierarchy of spread sources (see “Inputs” below) to identify the most appropriate spread for that asset class and that spread is used to calculate the average spread.

•

The default probability is calculated using a standard model as an appropriate way to do this calculation. The model assumes that the default probability is determined by three factors: credit spread, recovery rate after default and the time period under risk.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Inputs

The specific model inputs the Company uses are listed below, including how it derives inputs for market credit spreads on the underlying transaction collateral, how it determines credit quality (WARF), how it determines diversity estimation, and how it determines recovery rates.

•

Credit spreads – These are obtained from market data sources published by third parties (e.g. dealer spread tables for the collateral similar to collateralized or referenced assets within the Company’s transactions) as well as collateral-specific spreads provided by trustees or obtained from market sources. If observable market credit spreads are not available or reliable for the underlying reference obligations, then market data is used that most closely resembles the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. This data is obtained from recognized sources and is reviewed on an ongoing basis for reasonableness and applicability to the Company’s derivative portfolio.

The Company uses the spread hierarchy listed below in determining which source of spread information to use, with the rule being to use CDS spreads where available. Within each category below, if CDS spreads are not available, the Company uses cash security spreads. Cash spreads reflect trading activity in funded fixed-income instruments while CDS spreads reflect trading levels for derivative instruments that do not require actual funding. While both markets are driven in part by an assessment of the credit quality of the referenced security, there are some factors which can create significant differences in these two markets. In particular, CDS spreads can be driven at times more by speculative activity since the CDS market facilitates both long and short positions and allows for significant leverage.

Spread Hierarchy:

1)	Actual collateral-specific credit spreads (if up-to-date and reliable market-based spreads are available, they are used).

2)	Sector-specific spreads (JP Morgan and Citigroup spread tables by asset class and rating).

3)	Corporate spreads (Bloomberg and Risk Metrics spread tables based on rating).

4)	Benchmark from most relevant spread source (if no specific spreads are available and corporate spreads are not directly relevant, an assumed relationship will be used between corporate spreads or sector-specific spreads and collateral spreads).

For example, if current market based spreads are not available then the Company utilizes sector-specific spreads from spread tables provided by dealers or corporate cash spread tables. The generic spread utilized is based on the nature of the underlying collateral in the deal. Deals with corporate collateral use the corporate spread table. Deals with asset-backed collateral use one or more of the dealer asset-backed tables as discussed below. If there are no observable market spreads for the specific collateral, and sector-specific and corporate spread tables are not appropriate to estimate the spread of a given type of collateral, the Company uses the fourth alternative in its hierarchy. An example is tranched corporate collateral, in which case the Company uses corporate spreads as an input and estimate the spread on the tranched position. In each case the priority is to use information for CDS spreads if available, and cash spreads as a second priority.

As of September 30, 2008, actual collateral credit spreads were used in one transaction. Sector-specific spreads were used in 24% of the transactions. Corporate spreads were used in 26% of the transactions and spreads benchmarked from the most relevant spread source (number 4 above) were used for 50% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy. For example, for some transactions MBIA used actual collateral-specific credit spreads (number 1 above) in combination with a calculated spread based on an assumed relationship (number 4 above). In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source (number 4 above) even though the majority of the average spread was from actual collateral-specific spreads. WARF was used to determine the credit rating which was used to determine the appropriate spread for 95% of the transactions.

Over time the data inputs can change as new sources become available or existing sources are discontinued or are no longer considered to be the most appropriate. It is the objective of the Company to move to higher levels on the hierarchy whenever possible, but it is sometimes necessary to move to lower priority inputs because of discontinued data sources or assessments that the higher priority inputs are no longer considered to be representative of market spreads for a given type of collateral. This can happen, for example, if transaction volume changes such that a previously used spread index is no longer viewed as being reflective of current market levels. The Company believes such a circumstance existed for CMBS collateral in insured CDSs during the first nine months of 2008. See section “Impact of Current Market Conditions on Data Inputs for CMBS Transactions” below.

The Company’s process provides for a monthly update of the proportion of each type of collateral in each deal from the respective trustees. Using the most recent monthly applicable market spread data based on the hierarchy above, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Company then calculates a weighted average spread to be used in the valuation process (i.e., the spread for each component of collateral is weighted by its percentage of total collateral to calculate the weighted average spread). If collateral-specific spreads are not available, the WARF is used to determine the credit rating which is used to determine the appropriate spread.

•

Diversity Scores – The diversity score estimates the number of uncorrelated assets that are assumed to have the same loss distribution as the actual portfolio of correlated assets. For example, if a portfolio of 100 assets had a diversity score of 50, this means that the 100 correlated assets are assumed to have the same loss distribution as 50 uncorrelated assets. A lower diversity score will generally negatively impact the valuation for the Company’s senior tranche since a low diversity score represents higher assumed correlation, increasing the chances of a large number of defaults, and thereby increasing the risk of loss in the senior tranche. The calculation methodology for a diversity score takes into account the extent to which a portfolio is diversified by industry. The diversity of industry or asset class is calculated internally, if not reported by the trustee on a regular basis. The diversity score is calculated at the inception of the deal and refined as necessary as the portfolio statistics change over time. MBIA calculates the diversity score on a periodic basis for deals that do not require the trustee to provide this measure. The internally developed model used to calculate the diversity score is based on Moody’s methodology and uses MBIA’s internal assumptions on default correlation. Inputs such as underlying collateral rating, notional amount, asset type and remaining life are used in the model. The diversity score is a measure to estimate the diversification in a portfolio, specifically in the context of a CDO.

•

Recovery Rate – The recovery rate represents the percentage of par expected to be recovered after an asset defaults. MBIA generally uses rating agency recovery assumptions. These assumptions may be adjusted to account for differences in the characteristics and performance of the collateral used by the rating agencies in determining their recovery rate assumptions and the actual collateral in MBIA-insured transactions. The Company may also adjust rating agency assumptions based on the performance of the collateral manager. The Company periodically reviews recovery rate assumptions in light of new market information and rating agency reports, and makes changes to these assumptions as necessary. For example, in the first quarter of this year, the Company received a new S&P publication showing that the agency was lowering its recovery rate assumptions for securities backed by ALT-A and subprime real estate collateral. Although the collateral that backs MBIA’s transactions is on average of better quality than that referred to in the S&P report, the Company used this report in conjunction with the significantly wider trading spreads for these assets as an indication that recovery rates for MBS collateral warranted a change. Therefore, MBIA decided to lower recovery rate assumptions for MBS collateral by approximately 10 percentage points. Since there are differences in recovery rate assumptions among the rating agencies themselves, the Company is required to make a judgment as to the most appropriate recovery assumption to use. There were no changes to recovery rates in the second or third quarter of 2008.

Net Par Outstanding and Net Unrealized Gains (Losses) on Insured Derivatives

The following table presents the net par outstanding as of September 30, 2008 and net unrealized gains (losses) on insured derivatives for the nine months ended September 30, 2008 by fair value technique of all insured credit derivatives within the Company’s insurance portfolio.

In millions	% of Net Par Outstanding	Net Par Outstanding	Net Unrealized Gains (Losses)
Binomial expansion valuation model	85.0%	$122,032	$(54)
Specific dealer quotes	0.3	427	(104)
Other	14.7	21,099	10

Total	100.0%	$143,558	$(148)

The Company’s investment management services operations and corporate operations enter into over-the-counter derivatives, such as interest rate swaps, currency swaps, credit default swaps and total return swaps, which predominately trade in liquid markets. The fair values for these derivatives are either based on specific dealer quotes or estimated using valuation models that combine observable market prices and market data inputs. For further information regarding the Company’s derivative portfolio, see the “Market Risk” section included herein.

Impact of Current Market Conditions on Data Inputs for CMBS Transactions

Approximately $37 billion of the gross par of insured derivative transactions subject to fair value accounting under SFAS 133 include substantial amounts of CMBS and commercial mortgage collateral. In 2007, the spreads implied by the pricing on the CMBX indices had been used as an input for the spreads on the underlying referenced collateral in these transactions. In light of the current market

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

conditions, the Company believes that there was a significant disconnect in the first nine months of the year between cumulative loss expectations of MBIA and market analysts on underlying commercial mortgages and the loss expectations implied by the CMBX index or the CMBS spread tables the Company had been using. During this period, commercial mortgage securities were experiencing historically low default and loss rates. The underlying mortgage collateral in the insured transactions in MBIA’s portfolio have performed in line with general commercial mortgage performance and continue to be rated AAA by Moody’s or S&P.

Transaction volume in CMBS and trading activity in the CMBX were both at dramatically lower levels during the first nine months of the year than they had been in prior periods, and the implied loss rates on underlying mortgages in MBIA’s spread sources of these markets were far higher than that forecast by fundamental researchers and MBIA’s internal analysis. In addition, the implied illiquidity premium on the index, in the context of MBIA’s model, suggested that monoline insurers would capture 100% of the changes in spread on the underlying collateral, which has not been the case in other periods of market illiquidity (since monoline insurers have “buy and hold” portfolios, spread changes that reflect illiquidity versus changes in perceived credit fundamentals typically are not reflected in pricing). As a result, the unadjusted CMBX indices and the CMBS spread tables were deemed to be unreliable model inputs for the purpose of estimating fair value in the Company’s hypothetical market among monoline insurers.

In the first quarter of 2008, MBIA modified the spread input in the BET model to reflect a combination of market pricing levels and fundamental analysis of CMBS credit, as determined by parties independent to MBIA. The Company’s revised model input combines the expectations for CMBS credit performance as forecasted by the average of two investment banks’ research departments with the illiquidity premium implied by the CMBX indices. The illiquidity premium that the Company used for CMBS collateral was the CMBS index for the senior triple-A tranche. The CMBX index is issued in “series” representing “vintages” of CMBS origination. The Company matches its collateral to the CMBX series appropriate to the vintage of the collateral since these spreads differ across the various CMBX series. For example, for collateral that was originated in the second half of 2006, the illiquidity premium was set as the CMBX series 1, triple-A index. The sum of the illiquidity premium plus the derived credit spread based on the average of the two investment bank’s research department loss estimates is the analog index that is used as an alternative input in the Company’s BET-based approach.

MBIA believes that it is important to apply consistently its valuation techniques. However, the Company may consider making enhancements to its valuation technique if they result in a measurement that is more representative of fair value in the circumstances. Additionally, it is the Company’s policy to use observable inputs (Level 2 inputs) whenever possible. To calculate the spread for CMBS tranches, the Company divides a Wall Street research estimate of cumulative net losses (“CNL”) by an estimated average life of the tranche. The Company’s preferred approach would be to use an average life that is known to be consistent with the CNL assumption. Unfortunately the research departments that published CNL assumptions have not provided corresponding average life assumptions. During prior quarters, the Company estimated average life as tranche duration, as published by independent sources. At the time it was thought that this would be the most consistent and appropriate approach. During the third quarter of 2008, as a result of continued widening of published credit spreads, it became clear that these tranche duration assumptions were not compatible with the expectations of future losses that a market participant would use in determining the fair value of the Company’s insured CDS contracts. Therefore, during the third quarter of 2008, the Company determined a better estimate of average life would be an internally developed tranche weighted average life of the Company’s CMBS transactions that is more consistent with other model assumptions. Management believes that this change results in a measurement that is more representative of fair value for its insured CDS portfolio. Management will continue to assess the reasonableness of observable market information in determining fair value of its insured CDS portfolio and may make further adjustments to the estimate based on what the Company believes a market participant would use in considering fair value. The impact of this change in the estimated fair value of its insured CDS portfolio was to reduce the liability by approximately $901 million (pre-tax) as of September 30, 2008.

Nonperformance Risk Adjustment

In compliance with requirements of SFAS 157, effective January 1, 2008, the Company updated its valuation methodology for insured credit derivative liabilities to incorporate the Company’s own nonperformance risk. This was calculated by discounting at MBIA Corp.’s CDS spreads the estimated market value loss on insured CDSs at September 30, 2008. This resulted in a pre-tax $7.1 billion reduction in the fair value of the derivative liability. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis, that the Company will be able to pay all claims when due.

Prior to the third quarter of 2008, the difference between the MBIA credit adjusted value of certain portions of the derivative liability and the non-MBIA credit adjusted value of those same portions of the derivative liability was immaterial relative to the Company’s unrealized gains (losses) on insured derivatives reported on the Company’s income statement. As a result, the Company made no nonperformance risk adjustment for this portion of the derivative liability. During the third quarter of 2008, the magnitude of the difference between the MBIA credit adjusted value of this portion of the derivative liability and the non-MBIA credit adjusted value of the same portion of the derivative liability was material relative to the Company’s unrealized gains (losses) on insured derivatives reported on the Company’s income statement. Therefore, the Company determined that other market participants would recognize that these liabilities should be treated as long-term because the Company has the option to pay these liabilities over time. Therefore, the Company adjusted its estimate of nonperformance risk to reflect the longer exposure period for this portion of the liability. Absent this valuation refinement, the estimated fair value liability of the insured CDS portfolio would have been higher by approximately $683 million (pre-tax) as of September 30, 2008.

Effective January 1, 2008, for its ceded insured credit derivatives portfolio, the Company also made credit valuation adjustments by incorporating the nonperformance risk of the reinsurer.

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

For the three and nine months ended September 30, 2008, the decrease in the fair value of financial assets, which related to hybrid financial instruments, totaled $0.8 million and $4.8 million on a pre-tax basis, respectively, or $0.5 million and $3.1 million on an after-tax basis, respectively.

For the three and nine months ended September 30, 2008, the decrease in fair value of financial liabilities, which related to four MTNs, totaled $29.7 million and $40.5 million on a pre-tax basis, respectively, or $19.3 million and $26.3 million on an after-tax basis, respectively.

NOTE 7: Business Segments

MBIA manages its activities primarily through two principal business operations: insurance and investment management services. The Company’s reportable segments within its business operations are determined based on the way management assesses the performance and resource requirements of such operations.

The insurance operations is a reportable segment and provides unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, insured obligations when due. The obligations are generally not subject to acceleration, except that MBIA may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. Certain guaranteed investment contracts written by MBIA Inc. are terminable upon ratings downgrades, and if MBIA Inc. were to have insufficient assets to pay the termination payments, MBIA Corp. would make such payments. MBIA issues financial guarantees for municipal bonds, ABS and MBS, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and pools of corporate and asset-backed bonds, and bonds backed by other revenue sources such as corporate franchise revenues. Additionally, MBIA had insured credit default swaps primarily on pools of collateral, which it considered part of its core financial guarantee business. On February 25, 2008, the Company announced that it ceased insuring new credit derivative contracts except in transactions related to the reduction of existing derivative exposure. In addition, the Company announced that it suspended the writing of all new structured finance business for approximately six months. Currently, the structured finance industry is generating very little new business opportunities, and it continues to be highly uncertain how or when the company may re-engage this market. This segment includes all activities related to global credit enhancement services provided principally by MBIA Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The Company’s investment management services operations has a substantial asset/liability management portfolio, in which it has issued debt and investment agreements to capital markets and municipal investors, and then purchased assets that largely match the duration of those liabilities, which are insured by MBIA Corp. The ratings downgrades of MBIA Corp. have resulted in a reduction of funding activities and the termination of certain investment agreements. The Company’s investment management services operations also provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily by MBIA Inc. and certain of its wholly owned subsidiaries and include cash management, discretionary asset management and fund administration services. The investment management services operations’ reportable segments consist of: asset/liability products, which include investment agreements and MTNs not related to the conduit segment; advisory services, which consist of third-party and related-party fee-based asset management; and conduits.

The asset/liability products segment principally consists of the activities of MBIA Investment Management Corp. (“IMC”), MBIA Global Funding, LLC (“GFL”) and Euro Asset Acquisition Limited (“EAAL”). IMC, along with MBIA Inc., provides customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provides customized products for funds that are invested as part of asset-backed or structured product transactions. GFL raises funds through the issuance of MTNs with varying maturities, which are, in turn, guaranteed by MBIA Corp. GFL lends the proceeds of these MTN issuances to MBIA Inc. (“GFL Loans”). MBIA Inc. invests the proceeds of investment agreements and GFL Loans in eligible investments, which consist of investment grade securities at time of purchase with a minimum average double-A credit quality rating. MBIA Inc. primarily purchases domestic securities, which are pledged to MBIA Corp. as security for its guarantees on investment agreements and MTNs. Additionally, MBIA Inc. loans a portion of the proceeds from investment agreements and MTNs to EAAL. EAAL primarily purchases foreign assets as permitted under the Company’s investment guidelines.

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

The Company’s conduit segment administers two multi-seller conduit financing vehicles through MBIA Asset Finance, LLC. The conduits provide funding for multiple customers through special purpose vehicles that issue commercial paper and medium-term notes.

The Company’s corporate operations are a reportable segment and include revenues and expenses that arise from general corporate activities, such as net investment income, net gains and losses, interest expense on MBIA Inc. debt and general corporate expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following tables summarize the Company’s operations for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30, 2008
In thousands	Insurance	Investment Management Services	Corporate	Eliminations	Derivative Reclassification	Consolidated
Revenues (1)	$422,763	$210,340	$6,554	$—	$(38,375)	$601,282
Realized gains (losses) and other settlements on insured derivatives	—	—	—	—	34,264	34,264
Unrealized gains (losses) on insured derivatives	104,818	—	—	—	—	104,818
Net realized gains (losses)	25,992	(177,838)	(3,838)	—	(270,614)	(426,298)
Net gains (losses) on financial instruments at fair value and foreign exchange	(6,819)	(383,582)	(119,425)	—	275,626	(234,200)
Net gains on extinguishment of debt	9,980	205,394	24,524	—	—	239,898
Inter-segment revenues (2)	3,931	4,183	897	(9,011)	—	—

Total revenues	560,665	(141,503)	(91,288)	(9,011)	901	319,764
Interest expense	47,723	197,100	18,486	—	901	264,210
Loss and LAE incurred	982,514	—	—	—	—	982,514
Operating expenses	87,822	21,389	10,418	—	—	119,629
Inter-segment expense (2)	361	8,271	379	(9,011)	—	—

Total expenses	1,118,420	226,760	29,283	(9,011)	901	1,366,353

Income (loss) before taxes	$(557,755)	$(368,263)	$(120,571)	$—	$—	$(1,046,589)

Identifiable assets	$17,999,923	$19,178,522	$473,356	$—	$—	$37,651,801

	Three months ended September 30, 2007
In thousands	Insurance	Investment Management Services	Corporate	Eliminations	Derivative Reclassification	Consolidated
Revenues (1)	$352,108	$430,636	$1,052	$—	$(27,768)	$756,028
Realized gains (losses) and other settlements on insured derivatives	—	—	—	—	31,218	31,218
Unrealized gains (losses) on insured derivatives	(341,706)	—	—	—	—	(341,706)
Net realized gains (losses)	6,411	(5,973)	(749)	—	650	339
Net gains (losses) on financial instruments at fair value and foreign exchange	6,389	(17,407)	317	—	(3,958)	(14,659)
Inter-segment revenues (2)	1,422	6,745	(330)	(7,837)	—	—

Total revenues	24,624	414,001	290	(7,837)	142	431,220
Interest expense	19,514	378,685	20,187	—	142	418,528
Loss and LAE incurred	22,203	—	—	—	—	22,203
Operating expenses	46,569	21,138	5,605	—	—	73,312
Inter-segment expense (2)	—	6,898	939	(7,837)	—	—

Total expenses	88,286	406,721	26,731	(7,837)	142	514,043

Income (loss) before taxes	$(63,662)	$7,280	$(26,441)	$—	$—	$(82,823)

Identifiable assets	$12,967,367	$31,702,852	$658,787	$—	$—	$45,329,006

(1)

Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees, and insurance recoveries.

(2)	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivable and payables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Nine months ended September 30, 2008
In thousands	Insurance	Investment Management Services	Corporate	Eliminations	Derivative Reclassification	Consolidated
Revenues (1)	$1,196,888	$856,677	$22,504	$—	$(133,819)	$1,942,250
Realized gains (losses) and other settlements on insured derivatives	—	—	—	—	102,325	102,325
Unrealized gains (losses) on insured derivatives	(147,972)	—	—	—	—	(147,972)
Net realized gains (losses)	68,106	(1,105,738)	(2,970)	—	(372,167)	(1,412,769)
Net gains (losses) on financial instruments at fair value and foreign exchange	155,239	(523,238)	(108,157)	—	405,303	(70,853)
Net gains on extinguishment of debt	9,980	284,611	24,524	—	—	319,115
Inter-segment revenues (2)	6,403	13,350	(189)	(19,564)	—	—

Total revenues	1,288,644	(474,338)	(64,288)	(19,564)	1,642	732,096
Interest expense	141,134	761,414	58,577	—	1,642	962,767
Loss and LAE incurred	1,292,466	—	—	—	—	1,292,466
Operating expenses	213,654	50,570	23,713	—	—	287,937
Inter-segment expense (2)	361	20,066	(863)	(19,564)	—	—

Total expenses	1,647,615	832,050	81,427	(19,564)	1,642	2,543,170

Income (loss) before taxes	$(358,971)	$(1,306,388)	$(145,715)	$—	$—	$(1,811,074)

Identifiable assets	$17,999,923	$19,178,522	$473,356	$—	$—	$37,651,801

	Nine months ended September 30, 2007
In thousands	Insurance	Investment Management Services	Corporate	Eliminations	Derivative Reclassification	Consolidated
Revenues (1)	$1,088,955	$1,175,217	$22,118	$—	$(71,360)	$2,214,930
Realized gains (losses) and other settlements on insured derivatives	—	—	—	—	83,941	83,941
Unrealized gains (losses) on insured derivatives	(357,772)	—	—	—	—	(357,772)
Net realized gains (losses)	38,455	(1,949)	(9,244)	—	2,576	29,838
Net gains (losses) on financial instruments at fair value and foreign exchange	10,244	(29,024)	151	—	(16,208)	(34,837)
Inter-segment revenues (2)	2,833	19,533	(1,267)	(21,099)	—	—

Total revenues	782,715	1,163,777	11,758	(21,099)	(1,051)	1,936,100
Interest expense	61,961	1,034,573	60,548	—	(1,051)	1,156,031
Loss and LAE incurred	63,655	—	—	—	—	63,655
Operating expenses	148,243	58,956	21,980	—	—	229,179
Inter-segment expense (2)	—	19,619	1,480	(21,099)	—	—

Total expenses	273,859	1,113,148	84,008	(21,099)	(1,051)	1,448,865

Income (loss) before taxes	$508,856	$50,629	$(72,250)	$—	$—	$487,235

Identifiable assets	$12,967,367	$31,702,852	$658,787	$—	$—	$45,329,006

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

The following table summarizes the segments within the investment management services operations for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30, 2008
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$186,055	$11,089	$17,379	$—	$214,523
Net realized gains (losses)	(178,221)	383	—	—	(177,838)
Net gains (losses) on financial instruments at fair value and foreign exchange	(381,741)	773	(2,614)	—	(383,582)
Net gains on extinguishment of debt	205,394	—	—	—	205,394
Inter-segment revenues (2)	883	4,031	—	(4,914)	—

Total revenues	(167,630)	16,276	14,765	(4,914)	(141,503)
Interest expense	182,012	—	19,024	—	201,036
Operating expenses	10,580	11,280	3,864	—	25,724
Inter-segment expenses (2)	3,289	1,497	128	(4,914)	—

Total expenses	195,881	12,777	23,016	(4,914)	226,760

Income (loss) before taxes	$(363,511)	$3,499	$(8,251)	$—	$(368,263)

Identifiable assets	$16,222,198	$119,277	$2,809,424	$27,623	$19,178,522

	Three months ended September 30, 2007
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$350,340	$13,005	$74,036	$—	$437,381
Net realized gains (losses)	(5,980)	7	—	—	(5,973)
Net gains (losses) on financial instruments at fair value and foreign exchange	(12,663)	(34)	(4,710)	—	(17,407)
Inter-segment revenues (2)	1,914	5,869	—	(7,783)	—

Total revenues	333,611	18,847	69,326	(7,783)	414,001
Interest expense	312,370	—	66,417	—	378,787
Operating expenses	10,314	13,139	4,481	—	27,934
Inter-segment expenses (2)	4,868	2,040	972	(7,880)	—

Total expenses	327,552	15,179	71,870	(7,880)	406,721

Income (loss) before taxes	$6,059	$3,668	$(2,544)	$97	$7,280

Identifiable assets	$26,889,430	$49,925	$4,793,887	$(30,390)	$31,702,852

(1)	Represents the sum of third-party interest income, investment management services fees and other fees.
(2)	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

	Nine months ended September 30, 2008
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$746,585	$34,773	$88,669	$—	$870,027
Net realized gains (losses)	(1,106,026)	288	—	—	(1,105,738)
Net gains (losses) on financial instruments at fair value and foreign exchange	(519,916)	781	(4,103)	—	(523,238)
Net gains on extinguishment of debt	284,611	—	—	—	284,611
Inter-segment revenues (2)	3,399	15,675	—	(19,074)	—

Total revenues	(591,347)	51,517	84,566	(19,074)	(474,338)
Interest expense	687,397	—	78,558	—	765,955
Operating expenses	28,750	27,347	9,998	—	66,095
Inter-segment expenses (2)	12,946	5,525	603	(19,074)	—

Total expenses	729,093	32,872	89,159	(19,074)	832,050

Income (loss) before taxes	$(1,320,440)	$18,645	$(4,593)	$—	$(1,306,388)

Identifiable assets	$16,222,198	$119,277	$2,809,424	$27,623	$19,178,522

	Nine months ended September 30, 2007
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$964,756	$39,431	$190,563	$—	$1,194,750
Net realized gains (losses)	(1,705)	5	(249)	—	(1,949)
Net gains (losses) on financial instruments at fair value and foreign exchange	(23,220)	(74)	(5,730)	—	(29,024)
Inter-segment revenues (2)	6,320	16,720	511	(23,551)	—

Total revenues	946,151	56,082	185,095	(23,551)	1,163,777
Interest expense	867,404	—	167,392	—	1,034,796
Operating expenses	27,981	36,751	13,620	—	78,352
Inter-segment expenses (2)	13,706	5,672	3,535	(22,913)	—

Total expenses	909,091	42,423	184,547	(22,913)	1,113,148

Income (loss) before taxes	$37,060	$13,659	$548	$(638)	$50,629

Identifiable assets	$26,889,430	$49,925	$4,793,887	$(30,390)	$31,702,852

(1)	Represents the sum of third-party interest income, investment management services fees and other fees.
(2)	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

A portion of financial guarantee premiums and revenues on insured derivatives reported within the insurance segment are generated outside the U.S. The following table summarizes financial guarantee net premiums earned and revenues earned on insured derivatives by geographic location of risk for the three and nine months ended September 30, 2008 and 2007.

	3rd Quarter		Year-to-date
In millions	2008	2007	2008	2007
Total premiums earned:
United States	$213	$144	$562	$463
United Kingdom	11	12	33	33
Europe (excluding United Kingdom)	8	8	26	21
Internationally diversified	18	20	53	65
Central and South America	13	11	39	28
Asia	8	8	23	24
Other	5	4	13	12

Total	$276	$207	$749	$646

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 8: Loss and Loss Adjustment Expense Reserves (LAE)

MBIA establishes two types of loss and LAE reserves for non-derivative financial guarantees: case basis reserves and an unallocated loss reserve. See “Note 2: Significant Accounting Policies” included herein and in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a description of the Company’s loss reserving policy. A summary of the case basis and unallocated activity and the components of the liability for loss and LAE reserves are presented in the following table:

In thousands	3Q 2008	2Q 2008	1Q 2008
Case basis loss and LAE reserves:
Beginning balance	$1,111,262	$1,329,863	$911,880
Less: reinsurance recoverable	72,556	107,783	82,041

Net beginning balance	1,038,706	1,222,080	829,839

Case basis transfers from unallocated loss reserve related to:
Current year	495,654	6,788	461,822
Prior years	465,607	8,380	47,814

Total	961,261	15,168	509,636

Net paid (recovered) related to:
Current year	148,627	94,313	3,948
Prior years	286,316	104,229	113,447

Total net (recovered) paid	434,943	198,542	117,395

Net ending balance	1,565,024	1,038,706	1,222,080
Plus: reinsurance recoverable	107,262	72,556	107,783

Case basis loss and LAE reserve ending balance	1,672,286	1,111,262	1,329,863

Unallocated loss reserve:
Beginning balance	219,691	212,515	434,543
Losses and LAE incurred	982,514	22,344	287,608
Transfers to case basis and LAE reserves	(961,261)	(15,168)	(509,636)

Unallocated loss reserve ending balance	240,944	219,691	212,515

Total	$1,913,230	$1,330,953	$1,542,378

The unallocated loss reserve approximated $241 million as of September 30, 2008, which represents the Company’s estimate of losses, associated with credit deterioration, that have occurred in the Company’s insured portfolio but have not been specifically identified and is available for future case-specific activity. In the first nine months of 2008, additions to case basis reserves related to MBIA’s insured exposure to second-lien residential mortgage-backed securities (“RMBS”) transactions consisting of home equity lines of credit and closed-end second-lien mortgages totaled $1,659 million. The Company incurred $1,292 million of loss and loss adjustment expenses for the nine months ended September 30, 2008. Of the $1,292 million, $66 million was based on the Company’s loss factor of 14.5% of the insurance segment’s scheduled net earned premium and $1,226 million represented additional loss and loss adjustment expenses related to insured RMBS exposure.

Total net paid activity for the nine months ended September 30, 2008 of $751 million primarily related to insured obligations within MBIA’s RMBS and manufactured housing sectors. The Company had salvage and subrogation receivables of $265 million as of September 30, 2008 included in “Other assets.” Amounts due to reinsurers related to salvage and subrogation totaled $12 million as of September 30, 2008 and are included in “Other liabilities.”

The Company’s Insured Portfolio Management Division (“IPM”) monitors MBIA’s outstanding insured obligations with the objective of minimizing losses. IPM meets this objective by identifying issuers that, because of deterioration in credit quality or changes in the economic, regulatory or political environment, are at a heightened risk of defaulting on debt service of obligations insured by MBIA. In such cases, IPM works with the issuer, trustee, bond counsel, servicer, underwriter and other interested parties in an attempt to alleviate or remedy the problem and avoid defaults on debt service payments. IPM works closely with the Company’s Risk Management function and the applicable business unit to analyze insured obligation performance and credit risk parameters, both before and after an obligation is insured.

Once an obligation is insured, MBIA typically requires the issuer, servicer (if applicable) and the trustee to furnish periodic financial and asset related information, including audited financial statements, to IPM for review. IPM also monitors publicly available information related to insured obligations. Potential problems uncovered through this review, such as poor financial results, low fund balances, covenant or trigger violations and trustee or servicer problems or other events that could have an adverse impact on the insured obligation, could result in an immediate surveillance review and an evaluation of possible remedial actions. IPM also monitors and evaluates the impact on issuers of general economic conditions, current and proposed legislation and regulations, as well as state and municipal finances and budget developments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Insured obligations are monitored periodically. The frequency and extent of such monitoring is based on the criteria and categories described below. Insured obligations that are judged to merit more frequent and extensive monitoring or remediation activities due a deterioration in the underlying credit quality of the insured obligation or the occurrence of adverse events related to the underlying credit of the issuer are assigned to a surveillance category (“Caution List-Low,” “Caution List-Medium,” “Caution List-High,” or “Classified List”) depending on the extent of credit deterioration or the nature of the adverse events. IPM monitors insured obligations assigned to a surveillance category more frequently and, if needed, develops a remediation plan to address any credit deterioration. The Company does not establish any case basis reserves for insured obligations that are assigned to “Caution List-Low,” “Caution List-Medium” or “Caution List-High.” In the event MBIA determines that it must pay a claim or that a claim is probable and estimable with respect to an insured transaction, it places the insured transaction on its “Classified List” and establishes a case basis reserve. The following provides a description of each surveillance category:

“Caution List – Low” – Includes issuers where debt service protection is adequate under current and anticipated circumstances. However, debt service protection and other measures of credit support and stability may have declined since the transaction was underwritten and the issuer is less able to withstand further adverse events. Transactions in this category generally require more frequent monitoring than transactions that do not appear within a surveillance category. IPM subjects issuers in this category to heightened scrutiny.

“Caution List – Medium” – Includes issuers where debt service protection is adequate under current and anticipated circumstances, although adverse trends have developed and are more pronounced than for “Caution List – Low.” Issuers in this category may have breached one or more covenants or triggers. These issuers are more closely monitored by IPM but generally take remedial action on their own.

“Caution List – High” – Includes issuers where more proactive remedial action is needed but where no defaults on debt service payments are expected. Issuers in this category exhibit more significant weaknesses, such as low debt service coverage, reduced or insufficient collateral protection or inadequate liquidity, which could lead to debt service defaults in the future. Issuers in this category have breached one or more covenants or triggers, have not taken conclusive remedial action, and IPM adopts a remediation plan and takes more proactive remedial actions.

“Classified List” – Includes all insured obligations where MBIA has paid a claim and where a claim payment is probable and estimable. Generally, IPM is actively remediating these credits where possible, including restructurings through legal proceedings, usually with the assistance of specialist counsel and advisors.

The following table provides information about the financial guarantees and related loss reserves (“claim liability”) included in each of MBIA’s surveillance categories as of September 30, 2008:

	Surveillance Categories
$ in millions	Caution List- Low	Caution List- Medium	Caution List- High	Classified List	Total
Number of policies	170	41	32	84	327
Number of issues (1)	18	24	19	67	128
Remaining weighted average contract period (in years)	10.6	6.6	9.2	5.8	7.0
Gross insured contractual payments outstanding:
Principal	$4,289	$2,299	$1,721	$14,078	$22,387
Interest	3,641	794	1,184	1,840	7,459

Total	$7,930	$3,093	$2,905	$15,918	$29,846

Gross claim liability	$—	$—	$—	$2,518	$2,518
Less:
Gross potential recoveries	—	—	—	763	763
Discount, net	—	—	—	86	86

Claim liability (2)	$—	$—	$—	$1,669	$1,669

Deferred premium revenue	$34	$14	$230	$3	$281
Reinsurance recoverable on claim liability (3)	$—	$—	$—	$107	$107

(1)	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.
(2)	Reported within “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets.
(3)	Reported within “Reinsurance recoverable on unpaid losses” on the Company’s consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

Remediation actions may involve, among other things, waivers or renegotiations of financial covenants or triggers, waivers of contractual provisions, the granting of consents, transfer of servicing, consideration of restructuring plans, acceleration, security or collateral enforcement, actions in bankruptcy or receivership, litigation and similar actions. The types of remedial actions pursued are based on the insured obligation’s risk type and the nature and scope of the event giving rise to the remediation. As part of any such remedial actions, MBIA seeks to improve its security position and to obtain concessions from the issuer of the insured obligation. From time to time, the issuer of an MBIA insured obligation may, with the consent of MBIA, restructure the insured obligation by extending the term, increasing or decreasing the par amount or decreasing the related interest rate, with MBIA insuring the restructured obligation. If, as the result of such a restructuring, MBIA estimates that it will suffer an ultimate loss on the restructured obligation, MBIA will record a case basis reserve for the restructured obligation or, if it has already recorded a case basis reserve, it will re-evaluate the impact of the restructuring on the recorded reserve and adjust the amount of the reserve accordingly.

Costs associated with remediating insured obligations assigned to “Caution List – Low,” “Caution-List – Medium,” and “Caution List – High” are recorded as loss prevention expenses (“LPE”) as incurred and are included in operating expenses on the Company’s consolidated statements of operations. When the Company is reimbursed for LPE, such reimbursement is recorded as income when received and included in “Fees and reimbursements” on the Company’s consolidated statements of operations. Costs associated with remediating insured obligations assigned to the Company’s “Classified List” are recorded as LAE. LAE is recorded as part of the Company’s provision for its unallocated loss reserve and included in “Losses and loss adjustment” on the Company’s consolidated statement of operations. Case basis reserves related to LAE are established by transferring amounts from the Company’s unallocated loss reserve to specific case basis LAE reserves and are included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. As noted above, see “Note 2: Significant Accounting Policies” included herein and in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a description of the Company’s loss reserving policy.

The following table provides information about the expenses, reimbursements and reserves, net of recoveries, (gross and net of reinsurance) related to remedial actions for insured obligations included in the Company’s surveillance categories:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2008	2007	2008	2007
Loss prevention expense, gross	$5,267	$492	$8,381	$3,126
Loss prevention expense, net	$5,142	$(127)	$8,014	$2,178

Loss prevention expense reimbursements, gross	$(35)	$(2,784)	$(36)	$(11,327)
Loss prevention expense reimbursements, net	$(33)	$(1,995)	$(34)	$(8,589)

Loss adjustment expense incurred (transferred from the unallocated loss reserve), gross	$610	$(4,223)	$6,719	$(5,324)
Loss adjustment expense incurred (transferred from the unallocated loss reserve), net	$578	$(3,737)	$6,339	$(4,878)

Loss adjustment expense reserve, gross	$1,687	$(163)	$1,687	$(163)
Reinsurance recoverable (payable) related to loss adjustment expense reserve	$134	$(46)	$134	$(46)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

NOTE 9: Income Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30
In millions	2008		2007
Pre-tax income (loss) from continuing operations	$(1,047)		$(83)
Provision (benefit) for income taxes	(240)	22.9%	(46)	55.8%

	Nine months ended September 30
In millions	2008		2007
Pre-tax income (loss) from continuing operations	$(1,811)		$487
Provision (benefit) for income taxes	(298)	16.5%	113	23.3%

The Company’s effective tax rates of 22.9% and 55.8% for the third quarter of 2008 and 2007, respectively, reflect tax benefit positions on the Company’s pre-tax losses for the quarters. The effective tax rate has decreased in the third quarter of 2008 compared with the same quarter in 2007 primarily due to the charge to the deferred tax asset for the valuation allowance recorded in the third quarter of 2008, partially offset by the amount of the tax effects attributable to permanent tax adjustments relative to the pre-tax loss recorded for each period at the statutory tax rate of 35%.

For the nine months in 2008 compared with same period in 2007, the effective tax rates reflect a tax benefit at a rate of 16.5% in 2008 and a tax charge at a rate of 23.3% in 2007. The Company’s effective tax rate for the nine months in 2008 was affected by the amount of the tax effects attributable to permanent tax adjustments relative to the pre-tax loss recorded for the period. In addition, the Company has recorded a valuation allowance of $292 million against the deferred tax asset attributable to the capital losses recognized in connection with the repositioning of the asset/liability products segment’s investment portfolio. The Company has recorded $199 million and $93 million in valuation allowance in the second and third quarter of 2008, respectively.

Further, given its inability to estimate the mark-to-market net losses for the full year of 2008, which directly affects the Company’s ability to estimate pre-tax results and the related effective tax rate for the full year of 2008, the Company believes that it is appropriate to treat these losses as a discrete item for purposes of calculating the effective tax rate for the quarter. As such, the tax benefit related to the net mark-to-market losses for the nine months ended September 30, 2008, calculated at the statutory tax rate of 35%, is an adjustment to the annual effective tax rate that the Company has estimated for all other pre-tax income. Further changes in the fair value of the Company’s derivative portfolio during 2008 will impact the Company’s annual effective tax rate.

Deferred Tax Asset, Net of Valuation Allowance

A valuation allowance is required to reduce a potential deferred tax asset when it is more likely than not that all or a portion of the potential deferred tax asset will not be realized. All evidence, both positive and negative, needs to be identified and considered in making the determination. Future realization of the existing deferred tax asset ultimately depends on the existence of sufficient taxable income of appropriate character (for example, ordinary versus capital) within the carryforward period available under the tax law. At September 30, 2008, the Company has reported a net deferred tax asset of $1.5 billion primarily related to mark-to-market losses and unrealized losses recorded on the Company’s derivative and investment portfolios, respectively. Included in the net deferred tax asset of $1.5 billion is a valuation allowance of $292 million established for the nine months resulting from the capital losses recognized in connection with the repositioning of the asset/liability products segment’s investment portfolio.

Mark-to-market Adjustment on Credit Derivative Contracts

Approximately $1.4 billion of the net deferred tax asset was a result of the cumulative mark-to-market losses of $4.1 billion, primarily related to insured credit derivatives. The Company believes that it is more likely than not that its total $1.4 billion in deferred tax assets associated with the mark-to-market losses of $4.1 billion will be realized as the Company expects the mark-to-market losses to substantially reverse over time, at which point the related deferred tax asset will reverse. As such, no valuation allowance with respect to this item was established. In its conclusion, the Company considered the following evidence (both positive and negative):

•

Due to the long-tail nature of the financial guarantee business, it is important to note that the Company, even without regard to any new business, will have a steady stream of scheduled premium earnings with respect to the existing insured portfolio. The Company’s announcement in February 2008 of a temporary suspension in writing new structured finance transactions and a complete exit from the insurance of credit derivatives would not have an impact on the expected earnings related to the existing insured portfolio (i.e. the “back-book” business). Although the Company expects the majority of the mark-to-market adjustment to reverse at maturity, the Company performed a taxable income projection in a hypothetical extraordinary loss/impairment scenario in which the entire cumulative mark-to-market adjustment to date became fully impaired triggering deductible losses for tax purposes. In this analysis, the Company concluded that premium earnings, even without regard to any new business, combined with investment income, less deductible expenses, will be sufficient to recover the deferred tax asset of $1.4 billion. Furthermore, the Company’s back-book earnings have been further increased by the FGIC reinsurance transaction, which closed on September 30, 2008. Some of the other key assumptions were:

•	Hypothetical extraordinary loss/impairment of $4.1 billion which is equal to the cumulative mark-to-market losses to date;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

•	Built-in taxable income of contingency reserve deductions under Section 832(e)(5) of the Internal Revenue Code;

•	A haircut applied to back-book earned premium on future installments based on recent data; and

•	Recoupment of net operating losses through a two-year carryback as permitted under the current tax law.

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

•

The Company treats the CDS contracts as insurance contracts for U.S. tax purposes. The Company provides an insurance wrap with respect to CDS contracts written by LaCrosse. While LaCrosse’s financial information is consolidated into MBIA’s GAAP financial statements based on the FIN 46(R) criteria, MBIA does not hold any equity interest with respect to LaCrosse. MBIA’s income derived from CDS contracts is treated as premium income for statutory income purposes. In the event that there is a default in which MBIA is required to pay claims on such CDS contracts, the Company believes that the losses should be characterized as an ordinary loss for tax purposes and, as such, the event or impairment will be recorded as case reserves for statutory accounting purposes in recognition of the potential claim payment. For tax purposes, MBIA follows the statutory accounting principle as the basis for computing its taxable income. Because the federal income tax treatment of CDS contracts is an unsettled area of tax law, in the event that the Internal Revenue Service has a different view in which the losses are considered capital losses, the Company would be required to establish a valuation allowance against substantially all of the deferred tax asset related to these mark-to-market losses. The establishment of this valuation allowance would have a material adverse effect on MBIA’s financial condition.

Capital Losses Recognized due to the Repositioning of the Asset/Liability Products Segment’s Investment Portfolio

The Company has no deferred tax asset, net of valuation allowance, related to the expected capital loss carryforward (after the allowable three-year carryback and expected capital gains) for 2008 attributable to the losses realized in connection with the repositioning of the asset/liability products segment’s investment portfolio. On a gross basis, the deferred tax asset is $292 million and the valuation allowance is $292 million.

Unrealized Losses on FAS 115 Securities

At September 30, 2008, the Company has approximately $2.2 billion in unrealized losses, the majority of which are related to fixed-income securities. The Company has approximately $773 million in deferred tax assets related to such unrealized losses. The Company expects, based on ability and intent, to hold these investments until maturity. As such, the Company expects the recovery of the value of these securities to par and the related deferred tax assets will reverse over the life of the securities.

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of September 30, 2008. The Company continues to assess the need for additional valuation allowances as additional evidence becomes available.

Uncertain Tax Positions

At September 30, 2008 and December 31, 2007, respectively, the total amounts of unrecognized tax benefit were $30.6 million and $38.3 million. During the third quarter of 2008, the Company recorded $2.5 million in unrecognized tax benefits as a result of tax positions taken in the prior period.

MBIA’s major tax jurisdictions include the U.S., the U.K. and France. MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. U.S. federal income tax returns have been examined through 2005 by the Internal Revenue Service (“IRS”). The Company recently received notice that the IRS intends to re-examine tax years 2004 and 2005 and also examine tax year 2006. The U.K. tax matters have been concluded through 2004. The former U.K. branch of MBIA Assurance S.A., which is now part of UK Insurance Ltd. is currently under inquiry for the 2005 tax year, which is expected to be concluded in the year-end of 2008. The French tax authority has concluded the examination through the 2003 tax year with the issue on the recognition of premium income for tax purposes pending resolution, as discussed below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

In April 2005, the French tax authority commenced an examination of the Company’s French tax return for 2002 and 2003. Upon completion of the audit, the Company received a notice of assessment in which the French tax authority has accelerated the manner in which the Company recognizes earned premium for tax purposes. Based on further discussions, the Company intends to concede this tax issue before year-end 2008 in which the Company will follow the method prescribed by the French tax authority and pay appropriate taxes due.

It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months due to the possibility of the conclusion of all the tax examinations. The range of this possible change in the amount of uncertain tax benefits cannot be estimated at this time.

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

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that these claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. The plaintiffs have appealed that decision to the United States Court of Appeals for the Second Circuit. The plaintiffs argue that the dismissal should be reversed on several grounds. The appeal has been fully briefed and is scheduled to be argued on October 31, 2008. The Company does not expect the outcome of the private securities litigation to have a material adverse affect on its financial condition, although the outcome is uncertain and no assurance can be given that the Company will not suffer a loss.

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re MBIA, Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff the Teachers’ Retirement System of Oklahoma seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to losses stemming from the Company’s insurance of CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. Defendants’ answers or motions to dismiss are due on December 15, 2008.

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former directors, and against the Company, as nominal defendant, Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515, (the “Detroit Complaint”), was filed in the United States District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Consolidated Class Action, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The Detroit Complaint purports to relate to a so-called “Relevant Time Period” from February 9, 2006, through the time of filing of the complaint. The board has formed a special litigation committee to evaluate the claims in the Detroit Complaint.

On August 11, 2008, a shareholder derivative lawsuit Crescente v. Brown et al., No. 08-17595 was filed in the Supreme Court of the State of New York, County of Westchester against certain of the Company’s present and former directors, and against the Company, as nominal defendant. The gravamen of this complaint is similar to the Detroit Complaint except that the time period assertedly covered is from January, 2007, through the time of filing of this complaint. The board has formed a special litigation committee to evaluate the claims in this complaint.

The Company has received subpoenas or informal inquiries from a variety of regulators, including the SEC, the Securities Division of the Secretary of the Commonwealth of Massachusetts, and other states’ regulatory authorities, regarding a variety of subjects, including disclosures made by the Company to underwriters and issuers of certain bonds, disclosures regarding the Company’s structured finance exposure, the Company’s communications with rating agencies, and the methodologies used by rating agencies for determining the credit rating of municipal debt. The Company is cooperating fully with each of these regulators and is in the process of satisfying all such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MBIA Inc. and Subsidiaries

On July 23, 2008, the City of Los Angeles filed two complaints in the Superior Court of the State of California for the County of Los Angeles against the Company and others. The first, against the Company, AMBAC Financial Group, Inc., XL Capital Assurance Inc., ACA Financial Guaranty Corp., Financial Guaranty Insurance Company, and CIFG Assurance North America, Inc., alleged (i) participation in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance and (ii) participation in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and a failure adequately to disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence, and negligent misrepresentation. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, San Francisco County, by the City of Stockton on July 23, 2008, by the City of Oakland on August 28, 2008, by the City of San Francisco on October 8, 2008, and by the County of San Mateo on October 23, 2008.

The City of Los Angeles’s second complaint named as defendants certain other financial institutions as well as bond insurers, including the Company, AMBAC Financial Group, Inc., Financial Security Assurance, Inc., Financial Guaranty Insurance Company and Security Capital Assurance Inc., and alleged fraud and violations of California’s antitrust laws through bid-rigging in the sale of municipal derivatives to municipal bond issuers. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, Los Angeles County, by the County of San Diego on August 28, 2008, and in Superior Court, San Francisco County, by the City of Stockton on July 23, 2008, by the County of San Mateo on October 7, 2008, and by the County of Contra Costa on October 8, 2008.

On September 30, 2008, MBIA Corp. commenced an action in the New York State Supreme Court against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleges fraudulent conduct in the origination and sale of home equity loans included in MBIA Corp.-backed securitizations of pools of home equity loans and breaches of both Countrywide’s representations and warranties and its contractual obligation to cure or repurchase ineligible loans as well as its sales and servicing obligations, among other things. In addition, on October 15, 2008, MBIA Corp. commenced an action in the United States District Court for the Southern District of New York against Residential Funding Company, LLC (“RFC”). The complaint alleges that RFC fraudulently induced MBIA Corp. to provide financial guarantee policies with respect to five RFC closed end home equity second-lien and HELOC securitizations, and that RFC breached its contractual representations and warranties, as well as its obligation to repurchase ineligible loans, among other things. There can be no assurance that the Company will prevail in either the Countrywide or RFC actions. On October 16, 2008, MBIA Corp. received a demand for arbitration by a third-party reinsurer relating to cessions made to it under reinsurance treaty agreements entered into with the reinsurer by MBIA Corp. and certain of its subsidiary insurers in 2006 and 2007. The demand alleges that MBIA Corp. engaged in violations of the terms of the treaty agreements and of its duty of utmost good faith. Certain of the policies ceded pursuant to the treaties include those on which MBIA Corp. has identified loss reserves. MBIA is cooperating fully with the demand.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This quarterly report of MBIA Inc. (“MBIA,” the “Company” or “we”) includes statements that are not historical or current facts and are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “intend,” “will likely result,” “looking forward” or “will continue,” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. MBIA cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

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

OVERVIEW

MBIA operates the largest financial guarantee insurance business in the industry and a substantial asset/liability management program. MBIA also provides asset management and other specialized financial services. Our insurance and funding programs have historically depended upon triple-A credit ratings. The events and process leading to the loss of those ratings in the second quarter of 2008 resulted in a dramatic reduction in the Company’s insurance and funding activities. We are currently evaluating our business model, and may pursue a different set of strategies in the future. MBIA manages its activities primarily through two principal business operations: insurance and investment management services. The Company’s corporate operations include revenues and expenses that arise from general corporate activities. The Company’s results of operations for the three and nine months ended September 30, 2008 and 2007 are discussed in the “Results of Operations” section included herein.

Insurance Operations

MBIA’s insurance operations have been principally conducted through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). MBIA Corp.’s guarantees insure municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and pools of corporate and asset-backed bonds, and bonds backed by other revenue sources such as corporate franchise revenues. Additionally, MBIA Corp. has insured credit default swaps (“CDSs”) primarily on pools of collateral, which it previously considered part of its core financial guarantee business. The pools of collateral are primarily made up of corporate obligations, but also include commercial and residential mortgage-backed securities-related assets. The financial guarantees issued by MBIA Corp. provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due. The obligations are generally not acceleratable, except that MBIA Corp. may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. Certain guaranteed investment contracts written by MBIA Inc. are terminable upon ratings downgrades, and if MBIA Inc. were to have insufficient assets to pay the termination payments, MBIA Corp. would make such payments.

On February 25, 2008, the Company announced that it had ceased insuring new credit derivative contracts except in transactions related to the reduction of existing derivative exposure. In addition, the Company announced that it suspended the writing of all new structured finance business for approximately six months. Currently, the structured finance industry is generating very little new business, and it is uncertain how or when the Company may re-engage this market. The municipal bond market has also seen a drop in the demand for bond insurance, but the Company expects to compete for this business in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

While we have written almost no traditional direct insurance business in the third quarter of 2008, MBIA Corp. provided reinsurance for a portfolio of U.S. public finance bonds originally insured by Financial Guaranty Insurance Company (“FGIC”) with total net par outstanding of $159.1 billion. Further details of this transaction are provided in the following “Results of Operations” section.

Investment Management Services Operations

MBIA’s investment management services operations has a substantial asset/liability management portfolio, in which it has issued debt and investment agreements to capital markets and municipal investors and then purchased assets that largely match the duration of those liabilities, which are insured by MBIA Corp. The ratings downgrades of MBIA Corp. have significantly adversely affected our funding activities and resulted in the termination of certain investment agreements. Our investment management services operations also provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily by MBIA Inc. and certain of its wholly owned subsidiaries and include cash management, discretionary asset management and fund administration services.

Financial Strength Credit Ratings

MBIA Inc.’s and MBIA Corp.’s current financial strength ratings from Standard and Poor’s Corporation (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and Fitch, Inc. (“Fitch”) are summarized below:

Agency	Ratings	Outlook
(MBIA Inc./MBIA Corp.)

S&P	A-/AA	Negative outlook

Moody’s	Baa2/A2	Review for downgrade

Fitch	Withdrawn	Withdrawn

A brief summary of recent ratings actions from S&P, Moody’s and Fitch follows:

S&P

On February 25, 2008, S&P affirmed the AAA insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the AA- rating of MBIA Inc.’s senior debt and the AA ratings of MBIA Corp.’s North Castle Custodial Trusts I-VIII. S&P’s outlook for these ratings was negative.

On June 5, 2008, S&P downgraded the insurance financial strength ratings of MBIA Corp. and its insurance affiliates to AA from AAA, MBIA Inc.’s senior debt to A- from AA- and MBIA Corp.’s North Castle Custodial Trusts I-VIII to A- from AA. The ratings remained on Credit Watch with negative implications.

On August 14, 2008, S&P affirmed the AA insurance financial strength ratings of MBIA Corp. and its insurance affiliates, as well as all dependent ratings. The ratings were removed from Credit Watch with negative implications. S&P’s outlook for these ratings is negative.

Moody’s

On February 26, 2008, Moody’s affirmed the Aaa insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the Aa2 ratings of MBIA Corp.’s surplus notes and the Aa3 ratings of the junior obligations of MBIA Corp. and the senior debt of MBIA Inc. Moody’s outlook for these ratings was negative.

On June 19, 2008, Moody’s downgraded the insurance financial strength ratings of MBIA Corp. and its insurance affiliates to A2 from Aaa, MBIA Inc.’s senior debt to Baa2 from Aa3 and MBIA Corp.’s surplus notes to Baa1 from Aa2. Moody’s outlook for these ratings was negative.

On September 18, 2008, Moody’s placed the insurance financial strength rating of MBIA Corp. and its insurance affiliates on review for possible downgrade.

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

Competitive Environment

MBIA Corp. competes with other monoline insurance companies, as well as multi-line insurance companies and other forms of credit enhancement, in writing financial guarantee business. Other forms of credit enhancement include senior-subordinated structures, credit derivatives, letters of credit and guarantees (for example, mortgage guarantees where pools of mortgages secure debt service payments) provided by banks and other financial institutions, some of which are governmental agencies. MBIA Corp.’s ability to attract and compete for financial guarantee business is largely dependent on the financial strength ratings assigned to it by the major rating agencies.

During the first nine months of 2008, several monoline financial guarantee insurers have been downgraded by one or more of the major rating agencies, while others have maintained their triple-A insurance financial strength ratings. However, the two remaining significant triple-A monoline financial guarantee insurers have been assigned a “Review for Possible Downgrade” status by Moody’s. A new triple-A financial guarantee insurer began competing in the municipal finance market during the first quarter of 2008 and another received a license in October 2008 from the New York State Insurance Department (“NYSID”) to write financial guarantee insurance. The recent ratings actions by the major rating agencies, as described above and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, have adversely affected MBIA Corp.’s ability to attract new financial guarantee business and compete with those competitors that have or are anticipated to experience less severe negative ratings actions. As a result, MBIA Corp.’s market share of all financial guarantee insurance provided to the new issue U.S. municipal finance market decreased to approximately 2.1% for the nine months ended September 30, 2008 compared with approximately 23.0% for the nine months ended September 30, 2007. Additionally, MBIA Corp. did not underwrite any non-U.S. public finance transactions in the nine months ended September 30, 2008. MBIA Corp. did not compete in the structured finance market for most of the first nine months of 2008 as a result of our previously announced decision to suspend the writing of all new structured finance business for approximately six months from the end of February 2008. As discussed above, the structured finance industry is generating very little new business opportunities, and it continues to be highly uncertain how or when the company may re-engage this market.

The asset/liability products segment of our investment management services operations issues investment agreements and medium-term notes that are guaranteed by MBIA Corp. Assets purchased with the proceeds of investment agreements and medium-term notes, which consist of investment-grade securities with a minimum average double-A credit quality rating before giving effect to MBIA Corp.’s guarantee of any securities, are pledged to MBIA Corp. as security for its guarantees. Since the downgrades of MBIA Corp., and the resulting decrease in demand for MBIA-insured obligations, we have not issued new investment agreements or MTNs.

CRITICAL ACCOUNTING ESTIMATES

The Company has disclosed its critical accounting estimates in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The following critical accounting estimates provide an update to and should be read in conjunction with those included under the same caption in the Company’s Annual Report on Form 10-K.

Loss and Loss Adjustment Expenses

The Company’s financial guarantee insurance provides unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that the Company has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by the Company. Loss and loss adjustment expense (“LAE”) reserves are established by the Company’s Loss Reserve Committee, which consists of members of senior management, and require the use of judgment and estimates with respect to the occurrence, timing and amount of a loss on an insured obligation.

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

During the nine months ended September 30, 2008 and 2007, the Company’s loss and LAE provision for the unallocated loss reserve, based on the respective loss factor, was $66 million and $64 million, respectively. The provisions recorded for each year represent loss and loss adjustment expenses as reported on the Company’s statements of operations. However, as a result of the stress in the mortgage markets and an increase in defaults on mortgage-backed securities, in the first and third quarters of 2008, the Company recorded $265 million and $961 million, respectively, of additional loss and LAE to increase case loss reserves on its residential mortgage-backed securities (“RMBS”) exposure. Therefore, loss and loss adjustment expenses for the first nine months of 2008 totaled $1.3 billion. We believe that the current loss factor of 14.5% provides an adequate reserve for probable losses in our non-derivative insured portfolio, excluding the RMBS exposure that we have separately reserved for.

For the year ended December 31, 2006, the Company’s additions to specific case basis reserves were less than its loss factor. However, additions to specific case basis reserves in the years ended December 31, 2005 and 2007 exceeded the loss factor. With the exception of the additional loss and LAE recorded in 2007 and 2008 related to RMBS exposure, the Company has calculated its provision for the unallocated loss reserve as a percentage of scheduled net earned premium of its insurance operations since 2002. MBIA continually monitors its insured portfolio and actual loss experience in order to identify trends that would indicate a reasonably likely significant change to one or more of the variables on which the loss factor is based. If MBIA determines that any changes to one or more of these variables is likely to have an impact on the level of probable losses in its insured portfolio, the Company will increase or decrease its loss factor accordingly, which will result in an increase or decrease in its loss and loss adjustment expenses. However, the Company may establish additional reserves for sectors within its insured portfolio that it believes have a significantly higher risk of loss relative to the insured portfolio taken as a whole, such as its RMBS exposure, and not increase or decrease its loss factor.

Given the increased level of specific case basis losses recorded in the last several years, such as those related to our RMBS exposure, if none of the other variables used in deriving the loss factor had changed, the Company’s cumulative loss factor through September 30, 2008 would approximate 43%, which would have generated loss and LAE of $196 million for the nine months ended September 30, 2008. However, another variable that changed over the last several years and that affects the determination of the loss factor is the mix of business among different sectors. During the last several years, the Company had ceased writing business in certain sectors in which loss experience has been high relative to its total portfolio, such as tax liens, lower rated high yield collateralized bond obligations,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

manufactured housing and certain direct corporate obligations, which offset the impact that the higher case basis incurred activity would have on the loss factor. Excluding actual loss experience incurred in the sectors listed above and the reserves established for RMBS exposure in 2007 and 2008 in addition to its loss factor, the Company’s cumulative loss factor through September 30, 2008 would approximate 10%, which would have generated loss and LAE of $44 million for the nine months ended September 30, 2008.

Considering all of the assumptions used in the assessment of the adequacy of the loss factor, including the higher case basis incurred activity and the offsetting effect of observed changes in the variables described above, the Company believes that its current loss factor of 14.5% continues to represent a reasonable estimate of losses that have occurred or are probable to occur as a result of credit deterioration in the Company’s insured portfolio, excluding its RMBS exposure, but which have not yet been specifically identified and applied to specific insured obligations. In addition, the Company believes that the amount of unallocated loss reserves recorded on its balance sheet as of September 30, 2008 are adequate to cover specific losses that may develop from its existing insured portfolio, although a prolonged recession could result in incurred losses within the Company’s non-RMBS insured portfolio that exceed its unallocated loss reserve. However, we do not believe that reasonably likely changes in the assumptions used to calculate the loss factor and the unallocated loss reserves would have a material impact on the amount of our unallocated loss reserves. Loss reserving for our RMBS exposure is discussed below.

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

In the first nine months of 2008, additions to case basis reserves related to our RMBS exposure totaled $1.7 billion, which represented the majority of our case basis activity for the period. The additions of case basis reserves have been partially offset by the establishment of salvage and subrogation receivables and collections totaling $176 million as of September 30, 2008. RMBS case basis reserves, net of salvage and subrogation receivables, have been principally established from the additional loss and LAE provisions recorded in the fourth quarter of 2007 and the first and third quarters of 2008.

In determining the RMBS case basis reserves recorded in the first nine months of 2008, the Company employed a multi-step process using a database of loan level information which allowed the Company to determine borrower payment status, including delinquencies and charge-offs. The Company relied upon this database to determine the likelihood of a delinquent loan being charged off. The information was then used in conjunction with a proprietary internal cash flow model and a commercially available model to estimate ultimate cumulative losses to our insured bonds. The Company establishes a case basis reserve for any transaction to the extent that cumulative losses exceed credit support available to its insured bonds and, as such, result in a claim on our financial guarantee policy for which we do not expect a full recovery.

The Company continues to use the general procedure described above. However, based upon our review of the data, in the third quarter of 2008 we made one change related to our methodology for estimating future defaults for loans that are current (not delinquent) by utilizing the “Current to Loss” approach described below, versus the current three-month or derived conditional default rate (“CDR”) approach used in prior quarters. The change for this one component in our methodology was due to the increased unpredictability and volatility of loss timing observed in the third quarter of 2008 under the CDR approach, which rendered future outcomes under that approach increasingly unreliable. The following are the principal assumptions used with respect to the underlying loans to analyze the projected performance of a transaction:

•

We assumed that loans reported as delinquent as of August 31, 2008 would default during the following six months at an assumed default rate based on the number of days that the loan was delinquent at such time (the “Roll Rate Default Methodology”).

•

The Roll Rate Default Methodology involves reviewing on a transaction specific basis the percentage of 30-59 and 60-89 day delinquent loans that became 90 days delinquent (“Roll to Loss”). The Company made the assumption that 100% of the 90 or more days delinquent loans would result in a loss. The Roll to Loss was then applied to the amounts in the respective delinquency buckets based upon delinquencies as of August 31, 2008 to eliminate all delinquencies as of the current reporting period.

•

For loans that are current (not delinquent), we derived the Roll to Loss rates by multiplying the percentage of loans in the 30-59 bucket and the Roll to Loss rates for the 30-59 delinquency bucket (“Current to Loss”). We applied this percentage each month going forward to the remaining current pool balance to project future losses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

We have run various elevated default period duration scenarios when determining loss reserves. Our expected cases assume that the current elevated loss period will begin to decrease by mid-2009. As such, we begin to reduce monthly defaults over a period of six to eight months.

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

We monitor portfolio performance on a monthly basis against projected performance, reviewing delinquency, default and CDR trends. In the event of a material deviation in actual performance from projected performance, we would increase or decrease case loss reserves accordingly. We made such a change in the third quarter of 2008. Consequently, we have also revised our sensitivity analysis of those reserves. If defaults and losses remained at the peak levels we are now modeling for six months longer than in our base case, the addition to our case basis loss and LAE reserve would be approximately $500 million.

The Company has not reflected any potential recoveries as salvage or subrogation resulting from either the repurchase of defective loans by the originators of the RMBS transactions with respect to which the Company has established case basis reserves or the potential impact of existing litigation. The Company believes that the existing litigation has the potential to result in recoveries of loss payments, which could significantly reduce the impact of current reserves and/or potential increases to reserves in future periods due to elevated peak loss rates.

As of September 30, 2008, the Company’s total net loss reserves of $1.9 billion represent 0.25% of its outstanding non-derivative net debt service insured of $789 billion. We believe that these reserves are adequate to cover ultimate net losses. Given that the reserves are based on estimates, there can be no assurance that the ultimate liability will not exceed such estimates resulting in the Company recognizing additional loss and LAE in earnings. While the underlying principles applied to loss reserving are consistent across the financial guarantee industry, differences exist with regard to the methodology and measurement of loss reserves.

Alternative methods may produce different estimates than the method used by the Company. Additionally, the accounting for non-derivative financial guarantee loss reserves will change when the Company adopts Statement of Financial Accounting Standards (“SFAS”) 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of Financial Accounting Standards Board (“FASB”) Statement No. 60,” which is effective January 1, 2009. See the “Recent Accounting Pronouncements” section included herein. Also, see “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2007 for a description of the Company’s loss and loss adjustment expense accounting policy.

Valuation of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices of comparable instruments in active markets generally have more pricing observability, and less judgment is utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation models that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions in general, including whether any observed price reflects the underlying value of the instrument or is transacted at a distressed price level.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has categorized its financial instruments measured at fair value into a three-level classification in accordance with SFAS 157, “Fair Value Measurements.” Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, and fair value measurements of financial instruments where significant inputs are not observable are generally categorized as Level 3. We categorize each financial instrument in the lowest level category at which we can generate reliable fair values. The determination of reliability relies on management’s judgment.

The fair market values of financial instruments held or issued by the Company are determined through the use of observable market data when available. Market data is obtained from a variety of third-party data sources, including direct dealer quotes, for input into the Company’s valuation systems. The type of valuation technique that is used to determine the fair value of a financial instrument is based on the characteristics of the financial instrument and the availability of market data. If dealer market data is not available for an instrument that is infrequently purchased and sold, the Company may use alternate methods for determining fair values, such as dealer market quotes for similar contracts or cash flow modeling. The use of alternate valuation methods generally require management to exercise considerable judgment in the use of estimates and assumptions to determine the estimated fair value of an instrument. Changes to estimates and assumptions used in estimating the fair value of an instrument may produce materially different values. In addition, actual market exchanges may occur at materially different amounts.

The pricing of assets or liabilities is a function of many components which may include interest rate risk, market risk, liquidity risk or credit risk. For financial instruments that are internally valued by the Company as well as those for which the Company uses broker quotes or pricing services to derive the fair value, credit risk is typically incorporated into the valuation by using appropriate credit spreads or discount rates as inputs.

See “Note 2: Significant Accounting Policies” and “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value.

Financial Assets

The Company’s financial instruments categorized as assets primarily comprise investments in debt and equity instruments. The majority of the Company’s debt and equity investments are accounted for in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires that all debt instruments and certain equity instruments be classified in the Company’s balance sheet according to their purpose and, depending on that classification, be carried at either amortized cost or fair value. The majority of the Company’s financial assets are valued using observable market-based inputs when available. If a security cannot be priced using observable market-based inputs, the Company receives a direct dealer quote which is used as the basis for recording fair value. Adverse credit market conditions since the second half of 2007 caused some markets to become illiquid, thus reducing the availability of certain observable data. Other financial assets that require fair value reporting or disclosures within the Company’s notes to the financial statements are valued based on the estimated value of the underlying collateral or the Company’s estimate of discounted cash flows.

Financial instruments for which the fair value is derived from broker quotes or pricing services may fall within Level 1, 2 or 3 of the SFAS 157 fair value hierarchy, depending on the observability of the inputs used to fair value. The Company typically receives one broker quote or pricing service valuation for each instrument, which represents a non-binding bid price. Broker quoted prices are classified as Level 3 within the fair value hierarchy if the Company cannot determine that the inputs used by the broker are market-based and observable. On a quarterly basis, the Company reviews the pricing assumptions, inputs and methodologies used by pricing services in determining an instrument’s fair value as a basis for classification within the SFAS 157 fair value hierarchy. Pricing service data is received monthly and the Company performs an analysis of the reasonableness of the valuations using a variety of methods, including comparisons of asset valuations to similar quality and maturity assets, internal modeling of implied credit spreads by sector and quality and comparison to published spread estimates, and assessment relative to comparable dealer offerings or actual transactions, if any, from a recent time period. If the Company believes a third-party quotation differs significantly from its internal assessment, the Company will review its findings with the provider with respect to data sources or assumptions used and the price provider may subsequently provide a revised price. This approach is followed whether we believe the price provided is significantly higher or lower than our internal assessment. The Company does not make any internal adjustments to prices provided by a broker or pricing service.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the nature, amount and fair value hierarchy classification for financial assets in which pricing services or broker quotes are used by the Company in determining the fair value as of September 30, 2008:

Assets Measured at Fair Value on a Recurring Basis as of September 30, 2008 using Pricing Services or Broker Quotes

		Fair Value Measurements at Reporting Date Using
In thousands	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments:
Fixed-maturity securities:
U.S. Treasury and government agency	$3,712,362	$3,016,729	$695,633	$—
Foreign governments	1,027,854	446,056	500,203	81,595
Corporate obligations	5,931,080	—	4,864,513	1,066,567
Mortgage-backed	2,014,689	—	1,588,004	426,685
Asset-backed	2,570,970	—	1,209,367	1,361,603
State and municipal bonds	4,789,615	—	4,767,067	22,548
Other investments	5,325,483	4,771,310	477,173	77,000
Derivative assets	31,136	—	—	31,136

Total assets	$25,403,189	$8,234,095	$14,101,960	$3,067,134

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

Financial Liabilities

The Company’s financial instruments categorized as liabilities primarily consist of investment agreements and medium-term notes issued by its asset/liability products and conduit segments within the Company’s investment management services operations, and debt issued for general corporate purposes. These liabilities are typically recorded at their face value adjusted for premiums or discounts. The fair values of such instruments are generally not reported within the Company’s financial statements, but rather disclosed in the accompanying notes. However, the carrying values of financial liabilities which qualify as part of fair value hedging arrangements under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, are adjusted in the Company’s balance sheet to reflect those risks being hedged. MBIA has instituted cash flow modeling techniques to estimate the value of its liabilities that qualify as hedged obligations under SFAS 133 based on current market data. Financial liabilities that the Company has elected to fair value under SFAS 155, “Accounting for Certain Hybrid Financial Instruments” or that require fair value reporting or disclosures within the Company’s notes to its financial statements are valued based on estimated value of the underlying collateral, the Company’s or a third party’s estimate of discounted cash flows or quoted market values for similar transactions.

The following table presents the nature, amount and fair value hierarchy classification for financial liabilities in which pricing services or broker quotes are used by the Company in determining the fair value as of September 30, 2008:

Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2008 using Pricing Services or Broker Quotes

		Fair Value Measurements at Reporting Date Using
In thousands	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Medium-term notes	$284,594	$—	$—	$284,594
Derivative liabilities	216,690	—	—	216,690

Total liabilities	$501,284	$—	$—	$501,284

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Derivatives

MBIA has entered into derivative transactions as part of its financial guarantee business and for purposes of hedging risks associated with its assets, liabilities and forecasted transactions. CDS contracts are also entered into in the investment management services operations to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business. The Company accounts for derivative transactions in accordance with SFAS 133, which requires that all such transactions be recorded on the Company’s balance sheet at fair value. The fair value of derivative instruments is determined as the amount that would be received to sell the derivative when in an asset position (when the Company would be owed money under the derivative in a termination) or transfer the derivative when in a liability position (when the Company would owe money under the derivative in a termination). Changes in the fair value of derivatives, exclusive of insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive loss,” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge.

Insured Derivatives

The majority of the Company’s notional derivative exposure arises from credit derivative instruments insured by MBIA Corp. As part of our core financial guarantee business until February 2008, MBIA Corp. insured CDSs entered into by LaCrosse Financial Products LLC (“LaCrosse”), an entity that is consolidated into MBIA’s GAAP financial statements under the FIN 46(R), “Consolidation of Variable Interest Entities an interpretation of ARB No. 51,” criteria. In February 2008, we decided to cease insuring credit derivative instruments except in transactions related to the reduction of our existing insured derivative exposure.

In most cases, our insured credit derivatives must be stated at fair value as they do not qualify for the financial guarantee scope exception under SFAS 133. Because they are highly customized, as described further below, there is generally no observable market for these derivatives. In the absence of such a market, we estimate the value of these derivatives in a hypothetical market based on internal and third-party models that simulate what a bond insurer would charge to guarantee the transaction. Such a price would be based on the expected loss for our exposure based on the value of the underlying collateral within the transaction.

Description of MBIA’s Insured Credit Derivatives

MBIA’s insured credit derivatives referenced primarily structured pools of cash securities and CDSs. We generally provided CDS protection on the most senior liabilities of structured finance transactions, and at inception of the contract our exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral for the insured derivatives was cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed and collateralized debt obligation securities.

MBIA also issued guarantees under principal protection fund programs, which are also accounted for as derivatives. Under these programs, MBIA’s insurance operations guaranteed the return of principal to investors. Structurally, MBIA is protected by a portion of the portfolio that is rebalanced daily to match the present value of MBIA’s guarantee. As of September 30, 2008, the maximum amount of future payments that the Company would be required to make under these guarantees was $147 million. The Company has not made any payments to date relating to these guarantees and the mark-to-market gains (losses) on these derivatives for the years ended 2005, 2006 and 2007 were $0, reflecting the extremely remote likelihood that MBIA will incur a loss.

A portion of MBIA’s insured CDS contracts require that MBIA make payments for losses of the principal outstanding under the contracts only once losses on the underlying referenced collateral exceed a predetermined deductible. The total notional amount and MBIA’s maximum payment obligation under these contracts as of September 30, 2008 was $79.2 billion. The underlying referenced collateral for contracts executed in this manner largely consist of investment grade corporate debt collateralized debt obligations (“CDOs”), structured commercial mortgage-backed securities (“CMBS”) pools and, to a lesser extent, multi-sector CDO-squared transactions.

The total changes in fair value of the insured derivatives are recorded in “Net change in fair value of insured derivatives.” “Realized gains (losses) and other settlements on insured derivatives” include (i) net premiums received and receivable on written CDS contracts, (ii) net premiums paid and payable to reinsurers in respect of CDS contracts, (iii) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event, (iv) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event and (v) fees relating to CDS contracts. Losses paid and payable and losses recovered and recoverable reported in “Realized gains and other settlements on insured derivatives” include claims and estimated recoveries thereof, respectively, only after a credit event has occurred that would require a payment under contract terms. The “Unrealized gains (losses) on insured derivatives” include all other changes in fair value of the derivative contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Lack of an Observable Market for Our Insured Credit Derivatives

In determining fair value, we use various valuation methods with priority given to observable market prices when they are available. Market prices are generally available for traded securities and market standard CDSs but are less available or unavailable for highly-customized CDSs. Most of the derivative contracts we insure are structured credit derivative transactions that are not traded and do not have observable market prices. Typical market CDSs are standardized, liquid instruments that reference tradable securities such as corporate bonds that also have observable prices. These market standard CDSs also involve collateral posting, and upon a default of the reference bond, can be settled in cash.

In contrast, our insured CDS contracts do not contain the typical CDS market standard features as described above but have been customized to replicate our financial guarantee insurance policies. Our insured derivative instruments provide protection on a specified or managed pool of securities or CDS with a stated deductible or with subordination beneath the MBIA-insured tranche. We are not required to post collateral. Under the insured CDS contract, payment is not due unless there is a default of an underlying reference obligation and then only after and to the extent that the aggregate amount of losses with respect to defaults of underlying reference obligations exceed the deductible or subordination in the transaction. Some contracts also provide for further deferrals of payment at our option. In the event of the insolvency of or payment default by MBIA Insurance Corporation, the contracts give the counterparty the right to terminate and settle the contract.

Our payment obligations after a default on the underlying reference obligation vary by deal and by insurance type. There are three primary types of policy payment requirements:

(i)	timely interest and ultimate principal;

(ii)	ultimate principal only at final maturity; and

(iii)	payments upon settlement of individual referenced collateral losses in excess of policy specific deductibles and subordination. The deductible or loss threshold is the amount of losses experienced with respect to the underlying or referenced collateral that would be required to occur before a claim against an MBIA insurance policy can be made.

Our insured credit derivative policies are structured to prevent large one-time claims upon an event of default and to allow for payments over time (i.e. “pay-as-you-go” basis) or at final maturity. Also, each insured CDS we enter into is governed by a single transaction International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement relating only to that particular transaction/insurance policy. There is no requirement for mark-to-market termination payments, under most monoline standard termination provisions, upon the early termination of the insured CDS. However, these contracts generally have mark-to-market termination payments for termination events related to MBIA Corp.’s failure to pay or insolvency and some have other mark-to-market termination payments for events within our control, such as the sale of all or substantially all of the assets of MBIA Corp. An additional difference between our CDS and the typical market standard CDS is that there is no acceleration of the payment to be made under our insured CDS contract in the ordinary course of business unless we elect to accelerate at our option. Furthermore, MBIA’s policies are unconditional and irrevocable and cannot be transferred to most other capital market participants as they are not licensed to write financial guarantee insurance policies. As the insured CDS contracts are accounted for as derivatives under SFAS 133, the Company does not defer the charges associated with underwriting the CDS policies and expenses them immediately.

Through reinsurance, MBIA has transferred some of the risk of loss on these contracts to other financial guarantee insurance and reinsurance companies. The fair value of the transfer under the reinsurance contract with the reinsurers is accounted for as a derivative asset. These derivative assets are valued consistently with our SFAS 157 valuation policies as described in “Note 2: Significant Accounting Policies.” The fair value measurement for these derivative assets assumes an in-exchange premise for valuation as defined by SFAS 157 as the highest and best use by market participants. When the Company enters into a reinsurance agreement on an insured credit derivative, the Company receives a ceding commission. Ceding commissions are retained by the Company, as the primary insurer, from the ceded premium as compensation for placing the business with the reinsurer and to cover the acquisition expenses incurred by the Company to issue the CDS. Ceding commissions are calculated based on a fixed percentage of the ceded premium to the reinsurer, and the reinsurer receives the net ceded premium (total ceded premium less the ceding commission). The fixed percentage of the ceding commission is determined at the beginning of a reinsurance treaty agreement. Currently, the Company recognizes ceding commissions as a contra-expense to the Company’s deferred acquisition cost amortization.

Our Valuation Technique for Insured Credit Derivatives

As a result of the differences between market standard CDS contracts and the CDS contracts insured by MBIA as described above, we believe there are no relevant third-party “exit value” market observations for our insured credit derivative contracts. Accordingly, there is no principal market for such highly structured insured credit derivatives as described in SFAS 157. In the absence of a principal market, we value these insured credit derivatives in a hypothetical market where the market participants include other comparably-rated primary financial guarantors. Since there are no active market transactions in our exposures, we generally use internal and third-party models, depending on the type and structure of the contract, to estimate the fair value of our derivative contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our insured CDS valuation model simulates what a bond insurer would charge to guarantee the transactions at the measurement date, based on the market-implied default risk of the underlying collateral and the remaining deductible or subordination. Implicit in this approach is the notion that bond insurers would be willing to accept these contracts from us at a price equal to what they could issue them for in the current market. While the fee charged by financial guarantors is not an input into our model, the model does estimate the amount a financial guarantor would charge to assume an insured derivative obligation at the measurement date. The estimate of the cost to transfer an obligation increases as the probability of default increases, as reflected by any combination of increased underlying credit spreads, negative credit migration, lower assumed recovery rates, lower diversity, and erosion of the deductible or subordination.

Model Overview

Approximately 96% of the balance sheet fair value of insurance derivatives as of September 30, 2008 is valued using a probabilistic approach to determine the price that a bond insurer would charge to assume the risk associated with our exposure on the credit derivative contract. For each transaction, we apply a Binomial Expansion Technique (“BET”) based model to the insured obligation to derive a probabilistic measure of expected loss for our exposure using market pricing on the underlying referenced collateral within the transaction. The BET was developed and published by Moody’s to estimate a probability distribution of losses on a diverse pool of assets. The main modifications we have made to the BET model developed by Moody’s are that a) we use market credit spreads, when available and reliable, to determine default probability instead of using historical loss experience, and b) for collateral pools where the spread distribution is characterized by extremes, we model each segment of the pool individually instead of using an overall pool average.

The BET-based model

•	Calculates expected losses on a collateral pool within an insured credit derivative transaction by reference to the following (each described in further detail under “Assumptions” and “Inputs” below):

•	Credit spreads of the underlying collateral, based on actual spreads or spreads on similar collateral with similar ratings,

•	diversity score of the collateral pool as an indication of correlation of collateral defaults, and

•	recovery rate for all defaulted collateral.

•	Allocates the expected losses for each tranche of the transaction according to its subordination level within the transaction structure.

•

For example, if the expected total collateral pool loss is 4% and the transaction has equity and three progressively more senior C, B, and A tranches with corresponding underlying subordination levels of 0%, 3%, 5% and 10%, then the 4% loss will have the greatest impact on the equity tranche, a lower, but significant impact on the C tranche and progressively lower impacts on the B and A tranches. MBIA usually insures the super senior tranche which has strong structural protection and the lowest exposure to collateral losses due to the underlying subordination.

At any point in time, the mark-to-market gain or loss on a transaction is the difference between the original price of the risk (the original market-implied expected loss) and the current price of the risk based on the assumed expected losses derived from the model.

The Company reports the net premiums received and receivable on written insured CDS transactions in “Realized gains and other settlements on insured derivatives.” Other changes in fair value of the derivative contracts are reported in the “Unrealized gains (losses) on insured derivatives.” See “Note 2: Significant Accounting Policies” for further information.

Strengths and Weaknesses

The primary strengths of our insured CDS modeling techniques are:

1)	The model takes account of transaction structure and the key drivers of market value. The transaction structure includes par insured, weighted average life, level of deductible or subordination and composition of collateral.

2)	The model is a well-documented, consistent approach to marking positions that minimizes the level of subjectivity since it was originally developed by Moody’s and has been modified by MBIA. The model structure, inputs and operation are well-documented so we believe there are strong controls around the execution of the model. MBIA has also developed a hierarchy for market-based spread inputs that helps reduce the level of subjectivity, especially during periods of high illiquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

3)	The model uses market inputs whenever they are available. The key inputs to the BET model for any transactions are market-based spreads for the underlying referenced collateral, assumed recovery rates specific to the type and rating of the referenced collateral, and the diversity score of the collateral pool. These are viewed by MBIA to be the key parameters that affect the fair value of the transaction and, to the extent practicable, the inputs are market-based inputs.

The primary weaknesses of our insured CDS modeling techniques are:

1)	There is no market in which to verify the fair values developed by our model, and at September 30, 2008, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

2)	There is diversity of approach to estimating the fair value of these transactions among the financial guarantee insurance companies.

3)	The averaging of spreads in our model and use of a single diversity factor rather than using specific spreads for each piece of underlying collateral and collateral-specific correlation assumptions may distort results. Neither the data nor the analytical tools exist today to be more specific in our calculation of fair value.

MBIA uses the approach described above to value almost all of the insured CDSs on tranched portfolios of credits (“portfolio CDS”) or on senior tranches of CDOs of the insured portfolio. Listed below are the key inputs and assumptions used within this approach.

Assumptions

The assumed credit quality, the assumed credit spread for credit risk exclusive of funding costs and the appropriate reference credit index or price source are significant assumptions that, if changed, could result in materially different fair values. Accordingly, market perceptions of credit deterioration would result in an increase in the expected price at which a bond insurer would assume the risk from MBIA due to wider credit spreads.

The key assumptions of the BET model include:

•

Collateral default probabilities are determined by spreads which are based on market data when available. The BET model uses the average spread of the collateral as a key input and it is assumed that market spreads reflect the market’s assessment of default probability for each piece of collateral. The average spread is calculated differently depending on whether MBIA uses collateral-specific credit spreads as an input or generic spreads.

•

If collateral-specific spreads are used, the spread for each individual piece of collateral is identified and a weighted average is calculated by weighting each spread by the corresponding par exposure.

•

If collateral-specific credit spreads are not available, the next alternative is to use generic spread tables based on asset class and rating. When this is done, we use the spread table that matches the average rating of the collateral portfolio. To determine the average credit rating for the collateral, we identify a weighted average rating factor (“WARF”) for the collateral portfolio as described below, and then use that average rating to choose an appropriate spread.

•

The WARF is based on a 10,000 point scale designed by Moody’s. On the WARF scale, lower numbers indicate better credit quality and ratings are not spaced equally on this scale (because, for example, the difference in default probability between AA1 and AA2 is much less than between B1 and B2). The WARF is obtained from the most recent trustee’s report or calculated by us based on the credit ratings of the collateral in the transaction. To accomplish this calculation, MBIA first identifies the credit ratings of each piece of collateral (using, in order of preference as available, Moody’s, S&P or Fitch ratings), then converts that credit rating into a rating factor on the WARF scale, averages those factors (weighted by par) to create a portfolio WARF, and then converts the portfolio WARF into an average credit rating for the pool. MBIA then uses a market index that is based on collateral type and average rating to determine the generic spread for the pool, which is input into the BET model.

•

These approaches have been used for most of the insured CDS transactions in MBIA’s portfolio. There have been a few cases where modified approaches have been used if either there was high dispersion of ratings within an asset class or no collateral-specific or ratings-based generic spreads were available. When ratings dispersion is high, the collateral within an asset class has been segmented into different rating buckets and each bucket is used in calculating the overall average.

•

When spreads have not been available on either a collateral-specific basis or ratings-based generic basis, MBIA has used its hierarchy of spread sources (see “Inputs” below) to identify the most appropriate spread for that asset class and that spread is used to calculate the average spread.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

The default probability is calculated using a standard model as an appropriate way to do this calculation. The model assumes that the default probability is determined by three factors: credit spread, recovery rate after default and the time period under risk.

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

Inputs

The specific model inputs we use are listed below, including how we derive inputs for market credit spreads on the underlying transaction collateral, how we determine credit quality (WARF), how we determine diversity estimation, and how we determine recovery rates.

•

Credit spreads – These are obtained from market data sources published by third parties (e.g. dealer spread tables for the collateral similar to collateralized or referenced assets within our transactions) as well as collateral-specific spreads provided by trustees or obtained from market sources. If observable market credit spreads are not available or reliable for the underlying reference obligations, then market data is used that most closely resembles the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. This data is obtained from recognized sources and is reviewed on an ongoing basis for reasonableness and applicability to our derivative portfolio.

We use the spread hierarchy listed below in determining which source of spread information to use, with the rule being to use CDS spreads where available. Within each category below, if CDS spreads are not available, we use cash security spreads. Cash spreads reflect trading activity in funded fixed-income instruments while CDS spreads reflect trading levels for derivative instruments that do not require actual funding. While both markets are driven in part by an assessment of the credit quality of the referenced security, there are some factors which can create significant differences in these two markets. In particular, CDS spreads can be driven at times more by speculative activity since the CDS market facilitates both long and short positions and allows for significant leverage.

Spread Hierarchy:

1)	Actual collateral-specific credit spreads (if up-to-date and reliable market-based spreads are available, they are used).

2)	Sector-specific spreads (JP Morgan and Citigroup spread tables by asset class and rating).

3)	Corporate spreads (Bloomberg and Risk Metrics spread tables based on rating).

4)	Benchmark from most relevant spread source (if no specific spreads are available and corporate spreads are not directly relevant, an assumed relationship will be used between corporate spreads or sector-specific spreads and collateral spreads).

For example, if current market based spreads are not available then we utilize sector-specific spreads from spread tables provided by dealers or corporate cash spread tables. The generic spread utilized is based on the nature of the underlying collateral in the deal. Deals with corporate collateral use the corporate spread table. Deals with asset-backed collateral use one or more of the dealer asset-backed tables as discussed below. If there are no observable market spreads for the specific collateral, and sector-specific and corporate spread tables are not appropriate to estimate the spread of a given type of collateral, we use the fourth alternative in our hierarchy. An example is tranched corporate collateral, in which case we use corporate spreads as an input and estimate the spread on the tranched position. In each case the priority is to use information for CDS spreads if available, and cash spreads as a second priority.

As of September 30, 2008, actual collateral credit spreads were used in one transaction. Sector-specific spreads were used in 24% of the transactions. Corporate spreads were used in 26% of the transactions and spreads benchmarked from the most relevant spread source (number 4 above) were used for 50% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy. For example, for some transactions MBIA used actual collateral-specific credit spreads (number 1 above) in combination with a calculated spread based on an assumed relationship (number 4 above). In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source (number 4 above) even though the majority of the average spread was from actual collateral-specific spreads. WARF was used to determine the credit rating which was used to determine the appropriate spread for 95% of the transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Over time the data inputs can change as new sources become available or existing sources are discontinued or are no longer considered to be the most appropriate. It is the objective of the Company to move to higher levels on the hierarchy whenever possible, but it is sometimes necessary to move to lower priority inputs because of discontinued data sources or assessments that the higher priority inputs are no longer considered to be representative of market spreads for a given type of collateral. This can happen, for example, if transaction volume changes such that a previously used spread index is no longer viewed as being reflective of current market levels. The Company believes such a circumstance existed for CMBS collateral in insured CDSs during the first nine months of 2008. See section “Impact of Current Market Conditions on Data Inputs for CMBS Transactions” below.

Our process provides for a monthly update of the proportion of each type of collateral in each deal from the respective trustees. Using the most recent monthly applicable market spread data based on the hierarchy above, we then calculate a weighted average spread to be used in the valuation process (i.e., the spread for each component of collateral is weighted by its percentage of total collateral to calculate the weighted average spread). If collateral-specific spreads are not available, the WARF is used to determine the credit rating which is used to determine the appropriate spread.

•

Diversity Scores – The diversity score estimates the number of uncorrelated assets that are assumed to have the same loss distribution as the actual portfolio of correlated assets. For example, if a portfolio of 100 assets had a diversity score of 50, this means that the 100 correlated assets are assumed to have the same loss distribution as 50 uncorrelated assets. A lower diversity score will generally negatively impact the valuation for our senior tranche since a low diversity score represents higher assumed correlation, increasing the chances of a large number of defaults, and thereby increasing the risk of loss in the senior tranche. The calculation methodology for a diversity score takes into account the extent to which a portfolio is diversified by industry. The diversity of industry or asset class is calculated internally, if not reported by the trustee on a regular basis. The diversity score is calculated at the inception of the deal and refined as necessary as the portfolio statistics change over time. MBIA calculates the diversity score on a periodic basis for deals that do not require the trustee to provide this measure. The internally developed model used to calculate the diversity score is based on Moody’s methodology and uses MBIA’s internal assumptions on default correlation. Inputs such as underlying collateral rating, notional amount, asset type and remaining life are used in the model. The diversity score is a measure to estimate the diversification in a portfolio, specifically in the context of a collateralized debt obligation (CDO).

•

Recovery Rate – The recovery rate represents the percentage of par expected to be recovered after an asset defaults. MBIA generally uses rating agency recovery assumptions. These assumptions may be adjusted to account for differences in the characteristics and performance of the collateral used by the rating agencies in determining their recovery rate assumptions and the actual collateral in MBIA-insured transactions. The Company may also adjust rating agency assumptions based on the performance of the collateral manager. The Company periodically reviews recovery rate assumptions in light of new market information and rating agency reports, and makes changes to these assumptions as necessary. For example, in the first quarter of this year, we received a new S&P publication showing that the agency was lowering its recovery rate assumptions for securities backed by ALT-A and subprime real estate collateral. Although the collateral that backs MBIA’s transactions is on average of better quality than that referred to in the S&P report, we used this report in conjunction with the significantly wider trading spreads for these assets as an indication that recovery rates for MBS collateral warranted a change. Therefore, MBIA decided to lower recovery rate assumptions for MBS collateral by approximately 10 percentage points. Since there are differences in recovery rate assumptions among the rating agencies themselves, the Company is required to make a judgment as to the most appropriate recovery assumption to use. There were no changes to recovery rates in the second or third quarter of 2008.

Net Par Outstanding and Net Unrealized Gains (Losses) on Insured Derivatives

The following table presents the net par outstanding as of September 30, 2008 and net unrealized gains (losses) on insured derivatives for the nine months ended September 30, 2008 by fair value technique of all insured credit derivatives within our insurance portfolio.

In millions	% of Net Par Outstanding	Net Par Outstanding	Net Unrealized Gains (Losses)
Binomial expansion valuation model	85.0%	$122,032	$(54)
Specific dealer quotes	0.3	427	(104)
Other	14.7	21,099	10

Total	100.0%	$143,558	$(148)

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

Impact of Current Market Conditions on Data Inputs for CMBS Transactions

Approximately $37 billion of the gross par of insured derivative transactions subject to fair value accounting under SFAS 133 include substantial amounts of CMBS and commercial mortgage collateral. In 2007, the spreads implied by the pricing on the CMBX indices had been used as an input for the spreads on the underlying referenced collateral in these transactions. In light of the current market conditions, we believe that there was a significant disconnect in the first nine months of the year between cumulative loss expectations of MBIA and market analysts on underlying commercial mortgages and the loss expectations implied by the CMBX index or the CMBS spread tables we had been using. During this period, commercial mortgage securities were experiencing historically low default and loss rates. The underlying mortgage collateral in the insured transactions in MBIA’s portfolio have performed in line with general commercial mortgage performance and continue to be rated AAA by Moody’s or S&P.

Transaction volume in CMBS and trading activity in the CMBX were both at dramatically lower levels during the first nine months of the year than they had been in prior periods, and the implied loss rates on underlying mortgages in MBIA’s spread sources of these markets were far higher than that forecast by fundamental researchers and MBIA’s internal analysis. In addition, the implied illiquidity premium on the index, in the context of MBIA’s model, suggested that monoline insurers would capture 100% of the changes in spread on the underlying collateral, which has not been the case in other periods of market illiquidity (since monoline insurers have “buy and hold” portfolios, spread changes that reflect illiquidity versus changes in perceived credit fundamentals typically are not reflected in pricing). As a result, the unadjusted CMBX indices and the CMBS spread tables were deemed to be unreliable model inputs for the purpose of estimating fair value in our hypothetical market among monoline insurers.

In the first quarter of 2008, MBIA modified the spread input in the BET model to reflect a combination of market pricing levels and fundamental analysis of CMBS credit, as determined by parties independent to MBIA. Our revised model input combines the expectations for CMBS credit performance as forecasted by the average of two investment banks’ research departments with the illiquidity premium implied by the CMBX indices. The illiquidity premium that we used for CMBS collateral was the CMBS index for the senior triple-A tranche. The CMBX index is issued in “series” representing “vintages” of CMBS origination. We match our collateral to the CMBX series appropriate to the vintage of the collateral since these spreads differ across the various CMBX series. For example, for collateral that was originated in the second half of 2006, the illiquidity premium was set as the CMBX series 1, triple-A index. The sum of the illiquidity premium plus the derived credit spread based on the average of the two investment bank’s research department loss estimates is the analog index that is used as an alternative input in our BET-based approach.

MBIA believes that it is important to apply consistently its valuation techniques. However, the Company may consider making enhancements to its valuation technique if they result in a measurement that is more representative of fair value in the circumstances. Additionally, it is the Company’s policy to use observable inputs (Level 2 inputs) whenever possible. To calculate the spread for CMBS tranches, the Company divides a Wall Street research estimate of cumulative net losses (“CNL”) by an estimated average life of the tranche. The Company’s preferred approach would be to use an average life that is known to be consistent with the CNL assumption. Unfortunately the research departments that published CNL assumptions have not provided corresponding average life assumptions. During prior quarters, the Company estimated average life as tranche duration, as published by independent sources. At the time it was thought that this would be the most consistent and appropriate approach. During the third quarter of 2008, as a result of continued widening of published credit spreads, it became clear that these tranche duration assumptions were not compatible with the expectations of future losses that a market participant would use in determining the fair value of our insured CDS contracts. Therefore, during the third quarter of 2008, the Company determined a better estimate of average life would be an internally developed tranche weighted average life of the Company’s CMBS transactions that is more consistent with other model assumptions. Management believes that this change results in a measurement that is more representative of fair value for its insured CDS portfolio. Management will continue to assess the reasonableness of observable market information in determining fair value of its insured CDS portfolio and may make further adjustments to the estimate based on what we believe a market participant would use in considering fair value. The impact of this change in the estimated fair value of its insured CDS portfolio was to reduce the liability by approximately $901 million (pre-tax) as of September 30, 2008.

Nonperformance Risk Adjustment

In compliance with requirements of SFAS 157, effective January 1, 2008, the Company updated its valuation methodology for insured credit derivative liabilities to incorporate the Company’s own nonperformance risk. This was calculated by discounting at MBIA Corp.’s CDS spreads the estimated market value loss on insured CDSs at September 30, 2008. This resulted in a pre-tax $7.1 billion reduction in the fair value of the derivative liability. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis, that the Company will be able to pay all claims when due.

Prior to the third quarter of 2008, the difference between the MBIA credit adjusted value of certain portions of the derivative liability and the non-MBIA credit adjusted value of those same portions of the derivative liability was immaterial relative to the Company’s unrealized gains (losses) on insured derivatives reported on the Company’s income statement. As a result, the Company made no nonperformance risk adjustment for this portion of the derivative liability. During the third quarter of 2008, the magnitude of the difference between the MBIA credit adjusted value of this portion of the derivative liability and the non-MBIA credit adjusted value of the same portion of the derivative liability was material relative to the Company’s unrealized gains (losses) on insured derivatives reported on the Company’s income statement. Therefore, the Company determined that other market participants would recognize that these liabilities should be treated as long-term because the Company has the option to pay these liabilities over time. Therefore, the Company adjusted its estimate of nonperformance risk to reflect the longer exposure period for this portion of the liability. Absent this valuation refinement, the estimated fair value liability of the insured CDS portfolio would have been higher by approximately $683 million (pre-tax) as of September 30, 2008.

Effective January 1, 2008, for its ceded insured credit derivatives portfolio, the Company also made credit valuation adjustments by incorporating the nonperformance risk of the reinsurer.

Fair Value Hierarchy – Level 3

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

With respect to investments, all pricing is provided by third-party providers, who use their own data sources and models to arrive at fair value pricing for each security. On a quarterly basis, the Company performs an analysis of the reasonableness of third-party valuations using a variety of methods, including comparison of asset valuations for similar quality and maturity investments, internal modeling of implied credit spreads by sector and quality and comparison to published spread estimates, and assessment relative to comparable dealer offerings or actual transactions, if any, from a recent time period. If the Company believes a third-party quotation differs significantly from its internal assessment, the Company will review its findings with the provider with respect to data sources or assumptions used and the price provider may subsequently provide a revised price. This approach is followed whether we believe the price provided is significantly higher or lower than our internal assessment.

The following table presents the fair values of assets and liabilities recorded on our balance sheet that are classified as Level 3 within the fair value hierarchy, along with a brief description of the valuation technique for each type of asset and liability:

Level 3 Financial Assets and Liabilities at Fair Value as of September, 2008

In millions	September 30, 2008	Valuation Technique
Investments:
Foreign governments	$81.6	Quoted prices for which the inputs are unobservable
Corporate obligations	1,066.6	Quoted prices for which the inputs are unobservable
Mortgage-backed	426.7	Quoted prices for which the inputs are unobservable
Asset-backed	1,361.6	Quoted prices for which the inputs are unobservable
State and municipal bonds	22.5	Quoted prices for which the inputs are unobservable
Other investments	77.0	Valuation models with significant unobservable inputs
Derivative assets	799.5	Valuation models with significant unobservable inputs

Total Level 3 assets at fair value	$3,835.5

Medium-term notes	$284.6	Quoted prices or cash flow model for which the inputs are unobservable
Derivative liabilities	4,625.3	Valuation models with significant unobservable inputs

Total Level 3 liabilities at fair value	$4,909.9

Level 3 assets were $3.8 billion as of September 30, 2008, and represented approximately 14.3% of total assets measured at fair value. Level 3 liabilities were $4.9 billion as of September 30, 2008, and represented approximately 90.2% of total liabilities measured at fair value.

Net transfers into Level 3 were $197 million and $110 million for the three and nine months ended September 30, 2008, respectively. These net transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the quarter. Foreign governments, corporate obligations, mortgage-backed securities and asset-backed securities (“ABS”) constituted the majority of the affected instruments. The net unrealized loss related to the transfers in (out) of Level 3 as of September 30, 2008 was $114.4 million.

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

The Company had goodwill totaling $79.4 million as of December 31, 2007 and September 30, 2008, of which $76.9 million was within our insurance operations and $2.5 million was within our investment management services operations.

MBIA’s insurance operations are principally conducted through MBIA Corp. The Company defines its insurance operations as both a reporting unit and an operating segment. The carrying amount and estimated fair value of the Company’s insurance operations were $4.5 billion and $9.4 billion as of December 31, 2007, respectively, and $4.4 billion and $9.3 billion as of September 30, 2008, respectively.

The fair value of the Company’s insurance operations is estimated by increasing book value calculated under U.S. generally accepted accounting principles (shareholders’ equity) for the after-tax effects of net deferred premium revenue and the present value of future installment premiums less the after-tax effects of deferred acquisition costs and a provision for losses, and by excluding the after-tax effects of cumulative unrealized net gains or losses, net of credit impairments, to arrive at adjusted book value. In the third quarter of 2008, the Company refined its calculation of adjusted book value to exclude the after-tax effects of all cumulative unrealized gains or losses, net of credit impairments, instead of only excluding those related to insured derivatives. The above estimated fair value of the Company’s insurance operations as of December 31, 2007 has been adjusted to reflect this refinement. Adjusted book value is a measure commonly provided by financial guarantee companies, which we believe provides a comprehensive measure of the value of the Company since we expect that the adjustments to book value will affect future results and, in general, do not require any additional future performance on the part of the Company. The assumptions used to estimate the fair value of the insurance operations are (i) its statutory income tax rate of 35%, (ii) the pre-tax yield of its investment portfolio of 4.50% and an estimate of future installment premiums to arrive at the present value of future installment premiums, (iii) its 14.5% loss factor to arrive at the provision for losses, and (iv) an estimate of the present value of payments under insured derivatives.

MBIA’s investment management services operations are primarily conducted by MBIA Inc. and certain of its wholly owned subsidiaries. The Company defines its investment management services operations as a reporting unit consisting of three reporting unit components or reportable segments (asset/liability products, advisory services, and conduits).

Goodwill allocated to the advisory services segment is related to MBIA Municipal Investors Service Corporation (“MBIA-MISC”) and totaled $2.5 million as of December 31, 2007 and September 30, 2008. As of December 31, 2007, MBIA-MISC’s carrying amount and estimated fair value were $40.6 million and $73.6 million, respectively, and as of September 30, 2008, MBIA-MISC’s carrying amount and estimated fair value were $47.8 million and $64.2 million, respectively.

MBIA-MISC’s fair value is estimated by using a multiple of its earnings before income tax, depreciation and amortization (“EBITDA”), which is a common method used to value investment management companies. The assumption used to arrive at MBIA-MISC’s fair value was a multiple of ten times EBITDA as of December 31, 2007 and eight times EBITDA as of September 30, 2008. The change in the earnings multiple is based on current market conditions for investment management companies.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active: An Amendment of FASB Statement No. 157.” FSP No. FAS 157-3 applies to financial assets within the scope of SFAS 157 for which other accounting pronouncements require or permit fair value measurements. FSP No. FAS 157-3 clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

fair value of a financial asset is determined when the market for that financial asset is not active. The provisions are effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of this FSP need not be applied to immaterial items. Since FSP No. FAS 157-3 only illustrates additional guidance in determining the fair value of a financial asset when the market for that financial asset is not active, FSP No. FAS 157-3 is not material to the Company’s financial statements and will not affect the Company’s financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” SFAS 163 requires financial guarantee insurance (and reinsurance) contracts issued by reporting entities considered insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” to recognize and measure premium revenue based on the amount of insurance protection provided and the period in which it is provided and to recognize and measure claim liabilities based on the present value of expected net cash outflows to be paid, using a risk-free rate, in excess of the unearned premium revenue. SFAS 163 does not apply to financial guarantee insurance contracts accounted for as derivative instruments within the scope of SFAS 133. SFAS 163 is effective for the Company prospectively as of January 1, 2009, except for the presentation and disclosure requirements related to claim liabilities effective for financial statements prepared as of September 30, 2008 as presented and disclosed in “Note 8: Loss and Loss Adjustment Expense Reserves (LAE)” in the Notes to Consolidated Financial Statements. The cumulative effect of initially applying SFAS 163 is required to be recognized as an adjustment to the opening balance of retained earnings for the fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting SFAS 163.

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

In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 permits a reporting entity that is a party to a master netting agreement to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 and is required to be applied retrospectively for all financial statements presented unless it is impracticable to do so. The Company adopted the provisions of the FSP beginning January 1, 2008 and elected not to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under a master netting agreement against fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. The Company may reevaluate in the future its election to not offset the fair value amounts recognized for derivative contracts executed with the same counterparty under a master netting agreement.

Recent Accounting Developments

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP No. FAS 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude derivative instruments accounted for at fair value under SFAS No. 133. The Company will adopt

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FSP No. FAS 133-1 and FIN 45-4 for financial statements prepared as of December 31, 2008. Since FSP No. FAS 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP No. FAS 133-1 and FIN 45-4 will not affect the Company’s financial condition, results of operations or cash flows.

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

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents highlights of our consolidated financial results for the three and nine months ended September 30, 2008 and 2007.

	3rd Quarter		Year-to-date
In millions except per share amounts	2008	2007	2008	2007
Revenues:
Insurance	$561	$25	$1,289	$782
Investment management services	(141)	414	(474)	1,163
Corporate	(91)	0	(64)	12
Eliminations	(9)	(8)	(19)	(21)

Total revenues	320	431	732	1,936

Expenses:
Insurance	1,118	88	1,648	274
Investment management services	227	407	832	1,112
Corporate	30	27	82	84
Eliminations	(9)	(8)	(19)	(21)

Total expenses	1,366	514	2,543	1,449

Provision (benefit) for income taxes	(240)	(46)	(298)	113

Net income (loss)	$(806)	$(37)	$(1,513)	$374

Net income (loss) per diluted share	$(3.48)	$(0.30)	$(6.97)	$2.84

Consolidated revenues for the three months ended September 30, 2008 decreased 26% to $320 million from $431 million for the same period of 2007. The increase in insurance revenues for the third quarter resulted from a $105 million unrealized gain on insured derivatives, which primarily resulted from favorable changes in the fair value of the Company’s insurance credit derivative portfolio, compared with a $341 million unrealized loss in the third quarter of 2007. The decrease in investment management services’ revenues for the third quarter resulted from realized losses from security sales and other-than-temporary impairments of available-for-sale securities and a decrease in interest income within our asset/liability products segment partially offset by net gains related to debt

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

repurchases. The decrease in corporate revenues for the third quarter of 2008 principally resulted from net losses related to changes in the fair value of warrants issued as part of our capital strengthening plan. Gains from repurchasing MBIA-issued debt obligations at a discount and from terminated investment agreements are presented within revenues and, in the third quarter of 2008, totaled $10 million in our insurance operations, $205 million in our investment management services operations, and $25 million in our corporate operations. See “Securities Repurchases” in the “Capital Resources” section included herein for additional information regarding repurchases of MBIA-issued debt obligations.

Consolidated expenses for the three months ended September 30, 2008 increased 166% to $1.4 billion from $514 million for the same period of 2007. The increase in insurance expenses for the third quarter of 2008 primarily resulted from additional loss and LAE incurred of $961 million related to our insured second-lien RMBS exposure. Investment management services’ expenses declined for the third quarter of 2008 due to a decrease in interest expense resulting from withdrawals and terminations of investment agreements and maturities and repurchases of MTNs. Corporate expenses increased slightly due to an increase in legal costs.

We reported a net loss for the three months ended September 30, 2008 of $806 million compared with a $37 million net loss for the same period of 2007. Our net loss per diluted share was $3.48 for the three months ended September 30, 2008 compared with a net loss per diluted share of $0.30 for the same period of 2007. For the third quarter of 2008, diluted weighted average shares outstanding of 232 million were 108 million greater than the third quarter of 2007 as a result of shares issued in the beginning of 2008 in connection with our capital strengthening plan.

Consolidated revenues for the nine months ended September 30, 2008 decreased 62% to $732 million from $1.9 billion for the same period of 2007. The increase in insurance revenues principally resulted from a decrease in net losses on insured derivatives, an increase in net gains on financial instruments at fair value and foreign exchange and an increase in premiums earned principally due to greater refunding activity. Refer to the discussion under “Net Change in Fair Value of Insured Credit Derivatives” for the Company’s estimate of credit impairments on insured derivatives. The decrease in investment management services operations’ revenues resulted from realized losses from security sales and other-than-temporary impairments of available-for-sale securities and a decrease in interest income within our asset/liability products segment net of gains related to debt repurchases. The decrease in corporate revenues principally resulted from net losses related to changes in the fair value of warrants issued as part of our capital strengthening plan. Corporate revenues for the first nine months of 2007 included insurance recoveries of $6.4 million, representing the reimbursement of a portion of expenses incurred in connection with the regulatory investigations of the Company and related litigation. Gains from repurchasing MBIA-issued debt obligations at a discount totaled $10 million in our insurance operations, $284 million in our investment management services operations, and $25 million in our corporate operations in the nine months ended September 30, 2008.

Consolidated expenses for the nine months ended September 30, 2008 increased 76% to $2.5 billion from $1.4 billion for the same period of 2007. The increase in consolidated expenses was principally due to additional loss and LAE incurred in the first quarter and third quarter of 2008 related to our insured second-lien RMBS exposure and interest expense on surplus notes issued in the first quarter of 2008 in our insurance operations. The increase in insurance expenses was partially offset by a decrease in interest expense within our investment management services operations from investment agreement withdrawals and repurchases of MTNs. Corporate expenses were consistent with the same period of 2007.

For the nine months ended September 30, 2008, we reported a net loss of $1.5 billion compared with net income of $374 million for the nine months ended September 30, 2007. Our net loss per diluted share for the nine months ended September 30, 2008 was $6.97 compared with net income per diluted share of $2.84 for the same period in 2007. For the nine months ended September 30, 2008, diluted weighted average shares outstanding of 217 million were 86 million greater than the same period of 2007 as a result of shares issued in the beginning of 2008 in connection with our capital strengthening plan.

The Company’s book value as of September 30, 2008 was $11.37 per share, down 61% from $29.16 per share as of December 31, 2007. The decrease was principally driven by an increase in common shares outstanding, which resulted from the issuance of common stock in the first quarter of 2008. The increase in shareholders’ equity from proceeds of the issuance of common stock was partially offset by losses from the Company’s insured derivatives and financial guarantee portfolios and available-for-sale investment portfolio during 2008.

In addition to book value per share, we also analyze adjusted book value per share (“ABV”) when evaluating the value of the Company. ABV is a non-GAAP measure of book value inclusive of items that are expected to impact shareholders’ equity in future periods and, in general, do not require any additional future performance obligation on the Company’s part. Additionally, ABV excludes gains and losses due to market value changes that have not been realized through sales or impairments of assets or extinguishment of liabilities. While ABV is not a substitute for GAAP book value, we believe it provides a comprehensive measure of the value of the Company and is meaningful to investors and analysts when viewed in conjunction with GAAP book value. As of September 30, 2008, ABV per share was $37.55, down 52% from $77.89 as of December 31, 2007. The following provides a reconciliation of book value per share to ABV per share:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	September 30, 2008	December 31, 2007
Book value	$11.37	$29.16
Adjustments (after-tax):
Net deferred premium revenue	9.19	14.58
Deferred acquisition costs	(1.56)	(2.45)
Present value of future installment premiums	6.92	13.68
Asset/liability products present value of net spread adjustment	(0.54)	4.17
Loss provision	(1.93)	(3.39)
Cumulative unrealized mark-to-market losses (1)	14.10	22.14

Total adjustments	26.18	48.73

Adjusted book value	$37.55	$77.89

(1)	Net of cumulative estimated impairments on insured derivatives of $3.09 and $1.04 as of September 30, 2008 and December 31, 2007, respectively.

Insurance Operations

The Company’s insurance segment principally comprises the activities of MBIA Corp. MBIA Corp.’s guarantees insure municipal bonds, asset-backed and mortgage-backed securities, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, obligations collateralized by diverse pools of corporate loans and pools of corporate and asset-backed bonds, and bonds backed by other revenue sources such as corporate franchise revenues. Additionally, MBIA Corp. has insured CDSs primarily on pools of collateral, which it previously considered part of its core financial guarantee business. The pools of collateral are primarily made up of corporate obligations, but also include commercial and residential mortgage-backed securities. The financial guarantees issued by MBIA Corp. provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due. MBIA Corp. may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. Certain guaranteed investment contracts written by MBIA Inc. are terminable upon ratings downgrades, and if MBIA Inc. were to have insufficient assets to pay the termination payments, MBIA Corp. would make such payments.

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

In certain cases, the Company may be required to consolidate entities established as part of securitizations when it insures the assets or liabilities of those entities. These entities typically meet the definition of a variable interest entity (“VIE”) under FIN 46(R). We do not believe there is any difference in the risks and profitability of financial guarantees provided to VIEs compared with other financial guarantees written by the Company. Additional information relating to VIEs is contained in the “Variable Interest Entities” section included herein.

In the third quarter of 2008, we closed a reinsurance transaction between MBIA Corp. and Financial Guaranty Insurance Company (“FGIC”) in which MBIA assumed a significant portion of FGIC’s U.S. public finance insurance portfolio. As of the closing date, the reinsured portfolio consisted exclusively of investment grade credits, primarily in the general obligation, water and sewer, tax-backed and transportation sectors, and did not contain any CDS contracts, below investment grade credits or other credits that were inconsistent with our credit underwriting standards. The reinsurance was provided on a “cut-through” basis, which enables FGIC’s policyholders to receive the benefit of MBIA’s reinsurance by allowing them to present claims directly to MBIA.

Under the FGIC reinsurance transaction, MBIA assumed a total net par of approximately $159.1 billion and received upfront unearned premiums, net of a ceding commission paid to FGIC, of approximately $639 million. As required by the NYSID in connection with its approval of the reinsurance transaction, the funds have been placed in a trust and will be released to MBIA upon the earlier of its removal from ratings review with its current ratings or nine months from the closing date of the transaction. Additionally, under the terms of the trust, the funds will be released to MBIA as the premiums are earned and can be used to pay claims on policies assumed under the reinsurance agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the financial results of the insurance operations for the three and nine months ended September 30, 2008 and 2007. These results include revenues and expenses from transactions with the Company’s investment management services and corporate operations. Effective January 1, 2008, net premiums written no longer include premiums from insured derivatives. Additionally, premiums earned and fees related to insured derivatives are no longer reported within “Premiums earned” and “Fees and reimbursements,” respectively, but are instead reported within “Realized gains (losses) and other settlements on insured derivatives” and changes in the fair values of insured derivatives are no longer reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” but are instead reported within “Unrealized gains (losses) on insured derivatives.” These reclassifications resulted from an industry-wide effort, in consultation with the SEC, to present the results of financial guarantees written in derivative form consistently. Prior periods have been adjusted to conform to the current presentation, which had no effect on total revenues or total expenses.

					Percent Change
	3rd Quarter		Year-to-date		3rd Quarter	Year-to-date
In millions	2008	2007	2008	2007	2008 vs. 2007	2008 vs. 2007
Net premiums written	$894	$197	$1,117	$570	354%	96%

Premiums earned	242	176	648	563	37%	15%
Net investment income	147	141	447	426	4%	5%
Fees and reimbursements	4	5	6	19	(22)%	(69)%

Realized gains (losses) and other settlements on insured derivatives	34	31	102	84	10%	22%
Unrealized gains (losses) on insured derivatives	105	(341)	(148)	(358)	n/m	(59)%

Net change in fair value of insured derivatives	139	(310)	(46)	(274)	n/m	(83)%

Net realized gains (losses)	26	7	68	38	305%	77%
Net gains (losses) on financial instruments at fair value and foreign exchange	(7)	6	155	10	n/m	n/m
Net gains on extinguishment of debt	10	—	10	—	n/m	n/m

Total revenues	561	25	1,288	782	n/m	65%

Losses and loss adjustment	983	22	1,292	64	n/m	n/m
Amortization of deferred acquisition costs	25	16	63	50	53%	26%
Operating	63	30	151	98	107%	53%
Interest	48	20	142	62	146%	128%

Total expenses	1,119	88	1,648	274	n/m	502%

Pre-tax income (loss)	$(558)	$(63)	$(360)	$508	n/m	n/m

n/m – Percentage change not meaningful.

Total revenues from our insurance operations for the three months ended September 30, 2008 were $561 million compared with $25 million for the same period of 2007. The increase in insurance operations’ revenues in the third quarter of 2008 was principally due to a $105 million unrealized gain resulting from favorable changes in the fair value of the Company’s insurance credit derivative portfolio. Additionally, net gains on financial instruments at fair value increased due to gains from fair valuing our Committed Preferred Custodial Trust (“CPCT”) facility and premiums earned increased due to an increase in premiums from refunded insured obligations. Total expenses from our insurance operations for the three months ended September 30, 2008 were $1.1 billion compared with $88 million for the same period of 2007.

The increase in insurance expenses was due to $961 million of additional loss and LAE related to our second-lien RMBS exposure, an increase in operating expenses related to a decline in deferrable acquisition costs and interest expense associated with surplus notes issued in the first quarter of 2008. Gross operating expenses (expenses before ceding commission income and the deferral or amortization of acquisition costs) increased 13% to $67 million for the three months ended September 30, 2008 compared with the same period of 2007 as a result of an increase in loss prevention expenses and, to a lesser extent, severance expenses, legal costs associated with lobbying efforts and fees associated with our CPCT facility.

Total revenues from our insurance operations for the nine months ended September 30, 2008 were $1.3 billion compared with $782 million for the same period of 2007. The increase in insurance operations’ revenues was principally due to a $210 million reduction in the unrealized loss on insured credit derivatives, a $145 million increase in net gains on financial instruments at fair value and foreign exchange, driven by the change in the fair value of our CPCT facility, and an $85 million increase in premiums earned, primarily due to refunded insured obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total expenses from our insurance operations for the nine months ended September 30, 2008 were $1.6 billion compared with $274 million for the same period of 2007. The increase in insurance expenses was due to $1.2 billion of additional loss and LAE recorded in the first and third quarters of 2008 related to our second-lien RMBS exposure. Additionally, operating expenses increased as a result of a decline in deferrable acquisition costs and interest expense increased as a result of the issuance of our surplus notes. Gross operating expenses (expenses before ceding commission income and the deferral or amortization of acquisition costs) decreased 23% to $142 million for the nine months ended September 30, 2008 compared with the same period of 2007 as a result of a reversal of prior years’ compensation expenses related to long-term incentive awards and bonuses. Gross operating expenses were less than operating expenses reported on our Statement of Operations for the nine months ended September 30, 2008 as a result of the reversal of compensation expenses that were previously deferred as acquisition costs.

Gross premiums written (“GPW”), net premiums written (“NPW”) and net premiums earned on non-derivative financial guarantees for the third quarter and the first nine months of 2008 and 2007 are presented in the following table:

					Percent Change
	3rd Quarter		Year-to-date		3rd Quarter	Year-to-date
In millions	2008	2007	2008	2007	2008 vs. 2007	2008 vs. 2007
Gross premiums written:
U.S.	$871	$165	$1,041	$431	428%	142%
Non-U.S.	39	51	132	199	(24)%	(34)%

Total	$910	$216	$1,173	$630	321%	86%

Net premiums written:
U.S.	$864	$156	$1,017	$405	455%	151%
Non-U.S.	30	41	100	165	(26)%	(39)%

Total	$894	$197	$1,117	$570	354%	96%

Net premiums earned:
U.S.	$193	$128	$502	$427	50%	18%
Non-U.S.	49	48	146	136	3%	7%

Total	$242	$176	$648	$563	37%	15%

GPW reflects premiums received and accrued for in the period and does not include the present value of future cash receipts expected from installment premium policies originated during the period. GPW was $910 million in the third quarter of 2008, up 321% from the third quarter of 2007. The increase in GPW was primarily the result of the reinsurance transaction with FGIC in which the Company received $812 million of U.S. public finance upfront premiums. This increase was offset by the decline in new global public finance business written as our insurance products were less attractive to public finance issuers given the uncertainty of rating agency actions on our insurance financial strength ratings over the last several months. Global structured finance premiums decreased slightly for the third quarter of 2008 compared with the same period of 2007 due to installment-based business written during 2007 and no new structured finance business being written during the third quarter of 2008. For the nine months ended September 30, 2008, GPW increased 86% due to the increase in U.S. public finance premiums written as a result of the FGIC transaction offset by a slight decrease in global structured finance premiums written.

NPW, which represents gross premiums written net of premiums ceded to reinsurers, increased 354% to $894 million in the third quarter of 2008 from $197 million in the third quarter of 2007. Excluding the effects of the FGIC transaction, NPW was $82 million, a decrease of 58% from the same period in 2007. Also, excluding the FGIC transaction, premiums ceded to reinsurers from all insurance operations were $16 million or 16% of GPW in the third quarter of 2008 compared with $19 million or 9% of GPW in the third quarter of 2007. NPW for the nine months ended September 30, 2008 increased 96% to $1.1 billion, from $570 million for the same period in 2007. NPW for the nine months ended September 30, 2008, excluding FGIC, decreased 46% to $305 million as a result of a 43% decrease in GPW and an increase in premiums ceded to reinsurers. Excluding FGIC, premiums ceded to reinsurers in the nine months ended September 30, 2008 were $56 million or 15% of GPW compared with $59 million or 9% of GPW in the first nine months of 2007. Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and other credit guidelines, although the Company continues to be primarily liable on the insurance policies it underwrites.

Net premiums earned include scheduled premium earnings as well as premium earnings from refunded obligations. Net premiums earned in the third quarter of 2008 of $242 million increased 37% from $176 million in the third quarter of 2007. The increase was due to a 468% increase in refunded premiums while scheduled premiums decreased 7% from the same period in 2007. The increase in refunded premiums earned resulted from higher refunding activity by municipal issuers in the third quarter of 2008. In the nine months ended September 30, 2008, net premiums earned were $648 million, an increase of 15% compared with $563 million for the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

nine months ended September 30, 2007. The increase in net premiums earned was due to a 99% increase in refunded premiums earned while scheduled premiums earned decreased 2% from the same period of 2007. During the first nine months of 2008, there has been an increase in the number of policies that have been terminated for which the Company will no longer receive premiums. However, we do not believe such terminations will have a material impact on net premiums earned for the remainder of 2008.

MBIA evaluates the premium rates it charges for insurance guarantees through the use of internal and external rating agency quantitative models. These models assess the Company’s premium rates and return on capital results on a risk adjusted basis. In addition, market research data is used to evaluate pricing levels across the financial guarantee industry for comparable risks, as well as pricing for similar risks in the bank loan, bond and CDS markets, when available. Since 2005, domestic municipal spreads contracted to tighter levels through mid-2007. Since mid-2007, credit spreads have reached historically wide levels and bond insurance rates have increased to historically high levels.

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

Total net par insured rated A or above, before giving effect to MBIA’s guarantee, was 94% for the nine months ended September 30, 2008 compared with 82% during the same period of 2007. The increase in the percent rated A or above is a result of the assumed U.S. public finance par related to the FGIC transaction. At September 30, 2008, 84% of the Company’s outstanding net par insured was rated A or above before giving effect to MBIA’s guarantee, which was up slightly from September 30, 2007. The following table presents the credit quality distribution of MBIA’s outstanding net par insured as of September 30, 2008 and 2007. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, a MBIA equivalent rating is used.

Ratings In thousands	As of September 30, 2008 Net Par Outstanding		As of September 30, 2007 Net Par Outstanding
	Amount	%	Amount	%
AAA	$142,533	18.3%	$168,114	25.0%
AA	266,267	34.2%	181,092	26.9%
A	245,175	31.5%	202,328	30.1%
BBB	91,301	11.8%	111,941	16.6%
Below Investment Grade	32,373	4.2%	9,459	1.4%

Total	$777,649	100.0%	$672,934	100.0%

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets on non-derivative financial guarantees are presented in the following table:

Global Public Finance

					Percent Change
	3rd Quarter		Year-to-date		3rd Quarter 2008 vs. 2007	Year-to-date 2008 vs. 2007
In millions	2008	2007	2008	2007
Gross premiums written:
U.S.	$817	$108	$874	$262	657%	234%
Non-U.S.	18	30	70	138	(36)%	(49)%

Total	$835	$138	$944	$400	508%	137%

Net premiums written:
U.S.	$816	$106	$871	$257	671%	239%
Non-U.S.	14	24	53	118	(40)%	(55)%

Total	$830	$130	$924	$375	541%	146%

Net premiums earned:
U.S.	$144	$77	$355	$277	87%	28%
Non-U.S.	32	30	94	87	5%	8%

Total	$176	$107	$449	$364	64%	23%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Global public finance GPW increased 508% in the third quarter of 2008 to $835 million from $138 million in the third quarter of 2007. This increase was due to a 657% increase in U.S. business written, as a result of the reinsurance transaction with FGIC in which the Company received $812 million of U.S. public finance upfront premiums. This was offset by a decrease in direct U.S. and non-U.S. business written in the third quarter of 2008, which was adversely affected by rating agency actions related to our insurance financial strength ratings during 2008. NPW increased 541% in the third quarter of 2008 to $830 million from $130 million in the third quarter of 2007 as a result of the 508% increase in GPW. Excluding the effects of the FGIC transaction, net premiums written in the third quarter of 2007 decreased 85% to $18 million compared to $130 million in the third quarter of 2007. The global public finance cession rate for business written during the third quarter of 2008, excluding the FGIC portfolio, was 19% compared with 6% in the third quarter of 2007. Global public finance net premiums earned increased 64% to $176 million in the third quarter of 2008 from $107 million in the third quarter of 2007. The increase was due to a 490% increase in refunded premiums earned while scheduled premiums earned decreased 8%. The increase in refunded premiums earned was consistent with an observed overall increase in the refunding of debt obligations by municipal issuers compared with the third quarter of 2007.

For the nine months ended September 30, 2008, global public finance GPW increased 137% to $944 million compared with $400 million in the first nine months of 2007. U.S. GPW increased 234% as a result of the FGIC transaction. This increase was offset by a decrease in the U.S. general fund obligation, higher education enterprise and municipal revenue sectors. Non-U.S. GPW decreased 49% as a result of two large upfront deals written in the first nine months of 2007 in the utilities sector with no comparable deals written in the nine months ended September 30, 2008. NPW, excluding FGIC, decreased 70% to $112 million in the first nine months of 2008 as a result of the 67% decrease in GPW and an increase in premiums ceded to reinsurers. Excluding FGIC, the overall cession rate for business written during the first nine months of 2008 was 16% compared with 6% in the first nine months of 2007. In the first nine months of 2008, global public finance net premiums earned increased 23% to $449 million from $364 million in the first nine months of 2007. The increase principally resulted from a 103% increase in refunded premiums earned partially offset by a 4% decrease in scheduled premiums earned. When an insured obligation is refunded and any deferred premium revenue is recognized as income in the period of the refunding, future scheduled premium is eliminated. The effect of refundings in the first nine months of 2008 on scheduled premiums earned for the remainder of 2008 is expected to be immaterial.

Global public finance net par insured rated A or above, before giving effect to MBIA’s guarantee, represented 94% of global public finance business written by the Company in the first nine months of 2008 compared with 85% in the first nine months of 2007. At September 30, 2008, 87% of the outstanding global public finance net par insured was rated A or above before MBIA’s guarantee, up from 83% at September 30, 2007.

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets on non-derivative financial guarantees are presented in the following table:

Global Structured Finance

					Percent Change
	3rd Quarter		Year-to-date		3rd Quarter 2008 vs. 2007	Year-to-date 2008 vs. 2007
In millions	2008	2007	2008	2007
Gross premiums written:
U.S.	$54	$57	$167	$169	(5)%	(1)%
Non-U.S.	21	21	62	61	(8)%	0%

Total	$75	$78	$229	$230	(6)%	(1)%

Net premiums written:
U.S.	$48	$50	$146	$148	(5)%	(1)%
Non-U.S.	16	17	47	47	(8)%	1%

Total	$64	$67	$193	$195	(6)%	(1)%

Net premiums earned:
U.S.	$49	$51	$147	$150	(5)%	(1)%
Non-U.S.	17	18	52	49	(1)%	5%

Total	$66	$69	$199	$199	(4)%	0%

Global structured finance GPW decreased slightly in the third quarter of 2008 to $75 million from $78 million in the third quarter of 2007. As announced on February 25, 2008, we suspended the writing of all new structured finance business for approximately six months. Therefore, premiums written in the third quarter of 2008 were generated from installment-based policies closed in prior periods. NPW in the third quarter of 2008 of $64 million was down 6% from the same period of 2007, consistent with GPW. The global structured finance cession rate for business written during the third quarter of 2008 remained flat at 15% compared with the third quarter of 2007. Global structured finance net premiums earned of $66 million in the third quarter of 2008 decreased 4% from the third quarter of 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the first nine months of 2008, global structured finance GPW decreased 1% to $229 million from $230 million in the first nine months of 2007 as a result of a slight decrease in U.S. business written while non-U.S. business written remained flat. In the first nine months of 2008, NPW decreased 1% which is consistent with the decrease in GPW. The overall cession rate for business written during the first nine months of 2008 and 2007 remained flat at 15%. In the first nine months of 2008, global structured finance net premiums earned remained flat at $199 million compared with the first nine months of 2007.

There was no global structured finance net par insured rated A or above, before giving effect to MBIA’ guarantee, in the first nine months of 2008, compared with 81% in the first nine months of 2007. As of September 30, 2008, 76% of the outstanding global structured finance net par insured was rated A or above before giving effect to MBIA’s guarantee, down from 80% as of September 30, 2007.

INVESTMENT INCOME The insurance segment’s net investment income for the third quarter and first nine months of 2008 and 2007 and ending investment asset balances at amortized cost as of September 30, 2008 and December 31, 2007 are presented in the following tables:

Net Investment Income

					Percent Change
	3rd Quarter		Year-to-date		3rd Quarter 2008 vs. 2007	Year-to-date 2008 vs. 2007
In millions	2008	2007	2008	2007
Core net investment income	$134	$122	$406	$365	9%	11%
VIE and other net investment income (1)	13	19	41	61	(32)%	(32)%

Pre-tax net investment income	$147	$141	$447	$426	4%	5%
After-tax net investment income	$114	$111	$353	$333	2%	6%
(1) Includes investment income related to VIEs and Northwest Airlines’ enchanced equipment trust certificates.

Investments at Amortized Cost In millions	September 30, 2008	Pre-tax yield (1)	December 31, 2007	Pre-tax yield (1)
Fixed-income securities:
Tax-exempt	$4,879	4.47%	$5,347	4.70%
Taxable	4,021	5.16%	3,529	5.46%
Short-term	2,095	2.98%	1,163	4.79%

Total fixed-income	$10,995	4.44%	$10,039	4.98%
Other	1,245		1,356

Ending asset balances at amortized cost	$12,240		$11,395

(1) Estimated yield-to-maturity.

The insurance segment’s pre-tax net investment income, excluding net realized gains and losses, increased 4% for the third quarter of 2008 to $147 million from $141 million for the third quarter of 2007. For the first nine months of 2008, pre-tax net investment income, excluding net realized gains and losses, increased 5% to $447 million from $426 million for the same period of 2007. After-tax net investment income increased 2% for the third quarter of 2008 and 6% for the first nine months of 2008 as the proportion of taxable investments increased slightly compared with the same periods of 2007. The increases in net investment income reflect growth in average invested assets from the proceeds of our surplus notes and the Warburg Pincus equity transaction completed in the first quarter of 2008, partially offset by a decrease in yields earned on investments and a decrease in VIE interest income.

VIE interest income is generated from interest bearing assets held by such entities and supports the payment of interest expense on debt issued by these entities. The decrease in VIE interest income primarily resulted from a decline in floating interest rates on VIE assets. Excluding interest income related to VIEs and interest income related to Northwest Airlines’ enhanced equipment trust certificates (“EETCs”) received as part of a remediation, which the Company sold in June 2007, insurance-related net investment income increased 11% both on a pre-tax basis and after-tax basis for the first nine months of 2008 compared with the same period of 2007.

Ending asset balances at amortized cost, excluding VIE assets, were $11.0 billion and $10.0 billion as of September 30, 2008 and December 31, 2007, respectively.

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

Fees and reimbursements were $4 million for the three months ended September 30, 2008 compared with $5 million for the same period of 2007. For the nine months ended September 30, 2008, fees and reimbursements were $6 million compared with $19 million for the same period of 2007. The decrease for the nine months ended September 30, 2008 was principally related to $8 million of expense reimbursements received in 2007 from the Eurotunnel remediation with no comparable reimbursement in 2008.

NET CHANGE IN FAIR VALUE OF INSURED CREDIT DERIVATIVES MBIA has sold credit protection by insuring derivative contracts with various financial institutions. In certain cases, the Company purchased back-to-back credit protection on a portion of the risk written, primarily from reinsurance companies. We view these insured derivative contracts as part of our financial guarantee business, under which we intend to hold our written and purchased positions for the entire term of the related contracts. These derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133, as amended. Changes in fair value of these contracts are recorded in “Net change in fair value of insured derivatives” in the Consolidated Statements of Operations. The “Realized gains (losses) and other settlements on insured derivatives” include (i) net premiums received and receivable on written CDS contracts, (ii) net premiums paid and payable on purchased CDS contracts, (iii) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event, (iv) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event, and (v) fees relating to CDS contracts. The “Unrealized gains (losses) on insured derivatives” include all other changes in fair value. The following table presents the net premiums written related to derivatives and the components of the net change in fair value of insured derivatives for the three and nine months ended September 30, 2008 and 2007:

			Percent Change
	3rd Quarter		Year-to-date		3rd Quarter 2008 vs. 2007	Year-to-date 2008 vs. 2007
In millions	2008	2007	2008	2007
Net premiums written on insured derivatives	$34	$32	$100	$84	10%	19%
Net premiums earned on insured derivatives	34	31	102	84	10%	21%
Other settlements on insured derivatives	—	—	—	—	n/m	n/m

Realized gains (losses) and other settlements on insured derivatives	34	31	102	84	10%	21%
Unrealized gains (losses) on insured derivatives	105	(342)	(148)	(358)	n/m	59%

Net change in fair value of insured derivatives	$139	$(311)	$(46)	$(274)	n/m	83%

n/m—Percentage change not meaningful.

On February 25, 2008, the Company announced that it has ceased insuring new credit derivative contracts except in transactions related to the reduction of existing derivative exposure. As a result, premiums related to insured credit derivatives will decrease over time as exposure to such transactions declines. Net premiums written and earned in the first nine months of 2008 represent installment premiums from business underwritten in prior periods.

Unrealized gains on insured derivatives in the third quarter of 2008 were $105 million. These unrealized gains were principally driven by the refinements we made to our valuation model in the third quarter of 2008 related to the use of CMBS spreads and related to incorporating our own credit risk on the insured credit derivative portfolio in accordance with SFAS 157. The impact of these refinements was partially offset by losses due to spread widening in all sectors and collateral erosion in multi-sector CDOs. Refinements to our valuation models are discussed in the “Critical Accounting Estimates” section included herein. At September 30, 2008, MBIA Corp’s five-year CDS spread was 41.50% upfront plus 5% per annum compared with 40.75% upfront plus 5% per annum as of June 30, 2008. Unrealized losses on insured derivatives in the first nine months of 2008 of $148 million consisted of mark-to-market net losses on insured structured credit derivative contracts primarily resulting from the widening of underlying reference obligation credit spread levels and, to a lesser extent, lower recovery rates, subordination erosion and collateral rating migration, all of which were largely offset by the impact of SFAS 157 nonperformance risk. As of September 30, 2008, the balance sheet mark-to-market on insured credit derivatives was a net liability of $3.8 billion.

We estimate that cumulative credit impairments on insured derivatives as of September 30, 2008 were $1.1 billion, consisting of ten CDO transactions, up from $1.0 billion, consisting of nine CDO transactions, as of June 30, 2008. Credit impairments on insured derivatives represent our estimate of expected future claim payments, which may differ from a transaction’s fair value. Insured derivative contracts have similar terms and conditions to the Company’s non-derivative insurance contracts and are evaluated for credit impairment under the same risk monitoring process. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may not result in a claim payment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the absence of further credit impairment or the termination of derivatives at a loss, the cumulative mark-to-market losses recorded from fair valuing insured derivatives should reverse at the maturity of these contracts. Additionally, the Company is not required to post collateral to counterparties of these contracts, thereby avoiding liquidity risks typical of standard credit derivative contracts.

Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expenses” in our consolidated statements of operations. Such costs totaled $4.5 million and $5.3 million for the three and nine months ended September 30, 2008.

Included in the third quarter mark-to-market net gains on insured credit derivative contracts is the reversal of $37 million of mark-to-market losses relating to exposure ceded to Channel Reinsurance Ltd. (“Channel Re”). As a result of our analysis of Channel Re’s claims-paying ability, mark-to-market losses relating to exposure ceded to Channel Re had been adjusted to reflect Channel Re’s ability to pay amounts due to MBIA if these contracts were to be settled at their current fair value. As of September 30, 2008, Channel Re had the ability to pay all amounts due to MBIA under these contracts. See the “Reinsurance” section included herein for more information on this adjustment.

The following table estimates the attribution of the mark-to-market gain for the third quarter of 2008 by sector and does not represent actual losses paid due to each attribute:

	Attribute
Sector In millions	Spread Changes	Credit Migration	Collateral Erosion	Time to Maturity	Change in Libor	SFAS 157/MBIA Non- performance Risk	Reinsurer Haircut	Other	Total
Multi-sector CDO	$(93)	$—	$(348)	$(9)	$(38)	$716	$20	$(180)	$68
Multi-sector CDO-squared	(110)	(5)	(141)	(3)	(19)	155	6	20	(97)
Commercial Real Estate/CMBS	1,214	(11)	5	107	(13)	(1,041)	4	200	465
Corporate/Other	(1,312)	(15)	10	190	(22)	776	7	35	(331)

Total	$(301)	$(31)	$(474)	$285	$(92)	$606	$37	$75	$105

The following table estimates the attribution of the mark-to-market loss for the first nine months of 2008 by sector and does not represent actual losses paid due to each attribute:

	Attribute
Sector In millions	Spread Changes	Credit Migration	Collateral Erosion	Recovery Rates	Time to Maturity	Change in Libor	SFAS 157/MBIA Non- performance Risk	Reinsurer Haircut	Other	Total
Multi-sector CDO	$(2,406)	$(316)	$(1,163)	$(1,085)	$(51)	$(23)	$3,566	$—	$722	$(756)
Multi-sector CDO-squared	(834)	(325)	(178)	(251)	34	(12)	1,215	—	274	(77)
Commercial Real Estate/CMBS	(442)	(113)	8	—	358	(8)	852	—	252	907
Corporate/Other	(1,833)	(27)	34	—	631	(18)	1,444	—	(453)	(222)

Total	$(5,515)	$(781)	$(1,299)	$(1,336)	$972	$(61)	$7,077	$—	$795	$(148)

For further information on the fair value of derivative instruments, see the preceding “Critical Accounting Estimates” section.

NET REALIZED GAINS AND LOSSES Net realized gains in our insurance operations were $26 million in the third quarter of 2008 compared with net realized gains of $6 million in the same period in 2007. In the first nine months of 2008, net realized gains in our insurance operations were $68 million compared with net realized gains of $38 million in the first nine months of 2007. Net realized gains and losses are largely due to sales of investment securities from the on-going management of our investment portfolio. Additionally, net realized gains in the first nine months of 2007 included $32 million of gains related to the disposition of Delta and Northwest Airlines’ EETCs the Company received from insurance remediations.

NET GAINS AND LOSSES ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains on financial instruments at fair value and foreign exchange in our insurance operations primarily represent changes in the fair value of our CPCT facility and changes in the U.S. dollar value of non-U.S. dollar assets and liabilities. Net losses for the third quarter

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

of 2008 were $6.8 million compared with net gains of $6.4 million for the same period in 2007. Net gains on financial instruments at fair value and foreign exchange were $155 million in the first nine months of 2008 compared with net gains of $10 million in the first nine months of 2007. The losses for the third quarter of 2008 were primarily due to foreign exchange losses partially offset by the change in fair value of our CPCT facility. The gains in the third quarter of 2007 were due to foreign exchange gains. The increase in net gains on financial instruments at fair value and foreign exchange for the first nine months of 2008 were principally due to gains from fair valuing our CPCT facility.

NET GAINS ON EXTINGUISHMENT OF DEBT During the third quarter of 2008, the Company repurchased $47 million par value of outstanding surplus notes at a discount. Net gains from repurchasing our surplus notes totaled $10 million.

LOSSES AND LOSS ADJUSTMENT EXPENSES MBIA’s Insured Portfolio Management (“IPM”) Division is responsible for monitoring MBIA-insured issues. The level and frequency of MBIA’s monitoring of any insured issue depends on the type, size, rating and performance of the insured issue. If IPM identifies concerns with respect to the performance of an insured issue it may designate such insured issue as “Caution List-Low,” “Caution List-Medium” or “Caution List-High.” The designation of any insured issue as “Caution List-Medium” or “Caution List-High” is based on the nature and extent of these concerns and requires that an increased monitoring and, if needed, a remediation plan be implemented for the related insured issue.

In the event MBIA determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that insured issue. As of September 30, 2008, MBIA had 67 open case basis issues on its “Classified List” that had $1.6 billion in aggregate case reserves, net of reinsurance. The Company does not establish any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” until such issues are placed on the Company’s “Classified List.”

The following table presents the case-specific, reinsurance recoverable and unallocated components of the Company’s total loss and LAE reserves as of September 30, 2008 and 2007, as well as its loss provision and case basis activity for the nine months ended September 30, 2008 and 2007.

	September 30,		Percent Change 2008 vs. 2007
In millions	2008	2007
Case-specific:
Gross	$1,672	$331	405%
Reinsurance recoverable on unpaid losses	107	50	112%

Net case reserves	$1,565	$281	458%
Unallocated	241	214	13%

Net loss and LAE reserves	$1,806	$495	265%

Losses and LAE	$1,292	$64	n/m
Case basis activity	$1,486	$62	n/m
n/m—Percentage change not meaningful

The Company recorded $1,292 million in losses and LAE in the first nine months of 2008, a $1,228 million increase from the first nine months of 2007. In the first nine months of 2008, the Company recorded $66 million of losses and LAE based on the Company’s policy of applying a loss factor to the insurance segment’s scheduled net earned premium and $1,226 million of additional loss and LAE related to our second-lien RMBS exposure. In the first nine months of 2007, the Company recorded $64 million in losses and LAE based on the Company’s loss factor. At September 30, 2008, the Company had $241 million in unallocated loss reserves, which represent the Company’s estimate of losses associated with credit deterioration that has occurred in the Company’s insured portfolio and are available for future case-specific activity. See “Critical Accounting Estimates-Loss and Loss Adjustment Expenses” included herein for information regarding the Company’s loss reserving methodology.

Total additions to case basis loss reserves were $1,486 million during the nine months ended September 30, 2008, compared with $62 million during the nine months ended September 30, 2007. During the first nine months of 2008, case basis activity primarily consisted of case basis reserves related to our second-lien RMBS exposure that was principally established from the additional loss and LAE provisions of $961 million, $265 million and $200 million recorded in the third quarter of 2008, first quarter of 2008 and fourth quarter of 2007, respectively. During the first nine months of 2007, case basis activity primarily consisted of loss reserves for insured obligations related to the Student Loan Finance Corporation (“SFC”) and a multi-sector CDO executed in the cash market, as well as insured obligations within the home equity loan (2000 vintage) and manufactured housing sectors. Partially offsetting the 2007 loss reserves were reversals of previously established case basis reserves within the aircraft EETCs sector.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is probable and estimable in the future. At September 30, 2008, case basis reserves consisted of the following:

Dollars in millions	Number of case basis issues	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	61	$1,643	$13,875
Issues without defaults	6	29	209

Total gross	67	$1,672	$14,084

Net of reinsurance:
Issues with defaults	61	$1,536	$12,950
Issues without defaults	6	29	209

Total net	67	$1,565	$13,159

When MBIA becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment and the recovery of such salvage is probable and reasonably estimable, it records salvage and subrogation as an asset. Such amounts are included in the Company’s balance sheet within “Other assets.” As of September 30, 2008 and December 31, 2007, we had salvage and subrogation assets of $265 million and $108 million, respectively. The increase in salvage and subrogation assets principally resulted from claim payments we made on our RMBS exposure that we expect to recover. The amount the Company records as salvage and subrogation may be influenced by several factors during any period, such as the level of claim payments made for which the Company is entitled to reimbursements, amounts collected and impairment write-downs.

The Company has not reflected any potential recoveries as salvage or subrogation resulting from the obligation of the originators of RMBS transactions to repurchase ineligible loans. MBIA has initiated two lawsuits against mortgage loan originators seeking recoveries for the inclusion of ineligible loans in RMBS transactions and is pursuing other means of recovery. Such recoveries may be substantial. Once we can assess the likelihood and amounts of such recoveries, we will establish salvage and subrogation reserves.

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

Under Eurotunnel’s safeguard plan, holders of Eurotunnel senior debt received cash in full for their claims and, accordingly, MBIA’s exposure to Eurotunnel senior debt was reduced to zero. Additionally, MBIA recovered claim payments it had made with respect to Eurotunnel senior debt. Under the safeguard plan, holders of Eurotunnel Tier 1A debt received cash in full for their claims and, on June 29, 2007, Fixed-Link Finance 2, B.V. (“FLF2”) used that cash to repay all of its outstanding notes and to reimburse MBIA for the 18 million British pound claim payment it made in the first quarter of 2007. MBIA’s exposure to Eurotunnel through FLF2 and to FLF2 debt was reduced to zero. Under the safeguard plan, holders of Eurotunnel Tiers 1 and 2 debt received cash in full for their claims and holders of Eurotunnel Tier 3 debt received approximately 62% of their claims in cash. Fixed-Link Finance, B.V. (“FLF1”) will use the cash received on account of its Tiers 1, 2 and 3 claims to make scheduled interest payments through February 1, 2009, at which time all available cash will be used to repay FLF1’s outstanding notes in order of priority. As a result of this development, S&P raised its ratings on the FLF1 Class A and B notes to AAA/Stable, noting that the recoveries of the Class A and B notes are wholly secured by cash. The Class A and B notes are pari passu with the Class G notes guaranteed by MBIA and recoveries of the Class G notes are also wholly secured by cash. Accordingly, although FLF1 no longer owns any Eurotunnel debt, MBIA remains exposed to FLF1 through February 1, 2009. At September 30, 2008, MBIA’s exposure to FLF1 debt on account of the Class G notes was approximately $706 million in net par outstanding. MBIA has not paid and does not expect to pay any claims with respect to its exposure to FLF1. The Company believes that it will not incur an ultimate loss on its Eurotunnel exposure and, therefore, has not established a case basis loss reserve for this credit.

MBIA insures mortgage-backed securities backed by subprime mortgages directly through residential mortgage-backed securities securitizations. MBIA also has indirect exposure to subprime mortgages that are included in CDOs in which MBIA guaranteed the senior most tranche of such transactions. There has been growing stress in the subprime mortgage market reflected by delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006, and 2007. As of September 30, 2008, the Company had $4.0 billion of net par outstanding from direct exposure to subprime mortgages and $11.5 billion of net par outstanding from indirect exposure (CDO portfolio collateral) to subprime mortgages of which $10.3 billion was executed in derivative form. While subprime transactions directly guaranteed by MBIA include collateral consisting of mortgages originated during 2005, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and 2007, given the amount of subordination below MBIA’s insured portion of such transactions available to absorb any losses from collateral defaults, we currently do not expect material ultimate losses on these transactions. As of September 30, 2008, there were no insured direct subprime mortgage transactions with 2005, 2006, or 2007 subprime mortgage collateral appearing on the Company’s Classified List or Caution Lists. As of September 30, 2008, we expected losses of $6 million (on a present value basis) on two secondary market multi-sector CDOs with net par outstanding of $45.0 million that include subprime mortgage exposure and that were reported on our Classified List. Additionally, there were three secondary market multi-sector financial guaranty insured CDOs with net par outstanding of $66.3 million that include subprime mortgage exposure and that were reported on our Caution Lists.

MBIA also insures mortgage-backed securities backed by mortgages that when originally underwritten were deemed to be prime and near prime, including second-lien residential mortgage securitizations (revolving HELOC loans and CES mortgages). Since the second half of 2007, the Company observed deterioration in the performance of several of its home equity transactions. As of September 30, 2008, MBIA had established cumulative case basis reserves of $2.3 billion for future payments in connection with these transactions, the balance of which was $1.3 billion as of September 30, 2008. During the first nine months of 2008, the Company paid $904 million in claims, net of reinsurance, on 26 credits in this sector. The Company expects that loss payments on its second-lien mortgage exposure during 2008 will amount to a significant portion of its current reserves for such exposure.

After two consecutive quarters of relatively flat early-stage delinquencies within its insured second-lien residential mortgage securitizations, MBIA observed an increase in delinquencies in the third quarter of 2008 and a greater than expected level of losses being realized within the individual transactions. Due to a combination of the overall weakening in the economic environment, servicer performance related issues and relatively few successful loan modifications by the loan servicers, MBIA has adjusted its loss modeling assumptions as described in the previous “Critical Accounting Estimates” section. As a result, it has recorded loss and LAE related to its second-lien residential mortgage exposures of $961 million in the third quarter of 2008. This provision primarily reflects additions to previously established reserves rather than a material increase in the number of transactions requiring loss reserves. Notably, a very high proportion of loan losses continues to be associated with loans that MBIA believes are in breach of the originators’ representations with respect to such loans and, therefore, should have been excluded from the MBIA-insured securitizations.

In October 2008, MBIA Corp. filed lawsuits against two mortgage loan seller/servicers alleging, among other things, misrepresentations concerning the quality of loans made by these seller/servicers, which were included in a number of MBIA-insured second-lien residential mortgage securitizations. In particular, MBIA believes that a very high proportion of the defaulted loans in these securitizations are in breach of the originators’ representations with respect to such loans and therefore should have been excluded from the securitizations. In addition, after extensive review, it is clear to us that these entities have failed to honor their contractual obligations regarding loan repurchases and ongoing servicing practices. The Company has not yet reflected as salvage or subrogation any potential recoveries resulting from the seller/servicers’ obligations to repurchase ineligible loans from these second-lien residential mortgage transactions. The Company continues to evaluate these and other potential recoveries and intends to pursue them aggressively. Once the Company has concluded its evaluation, including assessing the amount of potential recoveries, it is likely to establish salvage and subrogation receivables that, depending upon the transaction, fully or partially offset the related case loss reserves. The ineligibility of mortgages in the securitizations and the litigation in general will have no impact on the holders of the insured securities, as MBIA will continue to honor its payment obligations under its policies.

The following table presents the net par outstanding of MBIA’s RMBS insured exposure as of September 30, 2008 by S&P credit rating category:

	Net Par Outstanding
In millions	Prime	Subprime	HELOC	CES	Total
AAA	$10,537	$2,796	$4	$27	$13,364
AA	1,140	129	—	—	1,269
A	557	269	103	46	975
BBB	708	125	656	343	1,832
Below Investment Grade	117	698	6,888	8,580	16,283

Total Net Par	$13,059	$4,017	$7,651	$8,996	$33,723

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the net par outstanding by vintage year of MBIA’s second-lien residential mortgage securitization insured exposure as of September 30, 2008:

	Net Par Outstanding
In millions	HELOC	% of Total HELOC	CES	% of Total CES
2007	$1,194	15.6%	$6,074	67.5%
2006	2,850	37.3%	2,725	30.3%
2005	2,129	27.8%	—	—
2004	1,125	14.7%	124	1.4%
2003 and prior	353	4.6%	73	0.8%

Total Net Par	$7,651	100.0%	$8,996	100.0%

The following table provides a listing of second-lien residential mortgage securitization transactions included in MBIA’s insured portfolio that were performing below MBIA’s expectations as of September 30, 2008:

Obligor Name	Net Par Outstanding (In millions)
HELOC:
GMACM 2006-HE4	$958.6
Countrywide Home Equity Master Trust 2005-M	694.0
Countrywide Home Equity Master Trust 2005-I	665.9
Countrywide Home Equity 2006-E	641.1
Countrywide Home Equity Series 2007-E	636.9
Countrywide Mortgage Corporation 2005-E	531.5
Countrywide Home Equity 2006-G	498.8
IndyMac Home Equity Line Asset-Backed Series 2006-H4	440.9
Residential Funding Home Equity Loan Trust 2007-HSA1	302.7
Countrywide Home Loans Inc 2005-A 1-A, 2-A	237.8
Countrywide Home Loans Inc 2004-I	222.6
Residential Funding Home Equity Loan Trust 2006-HSA4	164.3
Residential Funding Mortgage Securities 2007-HSA3	161.3
Residential Funding Home Equity Loan Trust 2006-HSA5	146.7
Countrywide Home Loans Inc 2004P	144.2
GSR 2007-HEL1	92.8

Total HELOC Net Par Outstanding	6,540.1

CES:
Countrywide Home Loans CWHEQ 2007-S1	1,181.6
Residential Funding Corporation 2007-HSA2	809.9
Countrywide Home Loans CWHEQ 2007-S2	754.2
Countrywide Home Loans CWHEQ 2006-S8	726.4
Countrywide Home Equity 2006-S9	699.7
Countrywide Home Loans CWHEQ 2007-S3	528.5
Credit Suisse Home Equity Mortgage Trust	523.5
Flagstar Home Equity Loan Asset Backed Trust 2007-1	487.4
Residential Funding Mortgage Securities 2007-HSA3	385.8
IndyMac Home Equity Mortgage Loan 2007-1 Class A & Class A-IO	288.3
Indymac Home Equity Loan ABS Trust 2007-2	174.0

Total CES Net Par Outstanding	6,559.3

Total Net Par Outstanding	$13,099.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MBIA continues to closely monitor the manufactured housing sector, which has experienced stress during the last several years. MBIA ceased writing business in this sector, other than through certain CDO transactions, in 2000. At September 30, 2008, the Company had $24 million in case basis reserves, net of reinsurance, covering net insured par outstanding of $116 million on three credits within the manufactured housing sector. The Company had additional manufactured housing exposure of $1.6 billion in net insured par outstanding as of September 30, 2008, of which approximately 23% has been placed on the Company’s Caution List-Medium and Caution List-High.

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

As of September 30, 2008, the aggregate amount of insured par ceded by MBIA to reinsurers under reinsurance agreements was $69.0 billion. Additionally, the Company has other reimbursement agreements not accounted for as reinsurance, primarily with a reinsurer rated AA- by S&P and Aa3 by Moody’s, covering $3.5 billion of insured par. The following table presents the credit ratings and ratings status, percentage of outstanding par ceded, the reinsurance recoverable, derivative asset, and estimated credit impairments by reinsurer as of September 30, 2008. Estimated credit impairments represent the reinsurers’ portion of amounts we expect to pay on insured derivative contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reinsurers In thousands	Standard & Poor’s Rating (Status)		Moody’s Rating (Status)		Percentage of Total Par Ceded	Reinsurance Recoverable	Derivative Asset	Estimated Credit Impairments on Insured Derivatives
Channel Reinsurance Ltd.	AA- (Negative Outlook	)	Baa1 (Negative Outlook	)	55.84%	$21,872	$658,670	$162,025
RAM Reinsurance Company, Ltd.	A+ (Negative Outlook	)	A3 (Rating Under Review	)	14.40%	34,734	78,025	23,318
Assured Guaranty Corp.	AAA (Stable	)	Aaa (Rating Under Review	)	10.18%	10,891	1,397	—

Mitsui Sumitomo Insurance Company Ltd.	AA (Stable	)	Aa3 (Stable	)	5.98%	14,268	20,778	2,300
Ambac Assurance Corporation	AA (Negative Outlook	)	Aa3 (Rating Under Review	)	4.78%	—	—	—
Swiss Reinsurance Company	AA- (Stable	)	Aa2 (Stable	)	3.51%	19,954	881	—
Assured Guaranty Re Ltd.	AA (Stable	)	Aa2 (Rating Under Review	)	1.12%	—	66	—

Radian Asset Assurance Inc. fka Enhance	BBB+ (Negative Outlook	)	A3 (Negative Outlook	)	1.09%	—	—	—
Syncora Guarantee Re Ltd.	BBB- (Credit Watch Negative	)	B2 (Rating Under Review	)	0.59%	—	—	—
Export Development Corporation	AAA (Stable	)	Aaa (Stable	)	0.51%	—	—	—
Other (1)	BBB- or above		B2 or above		1.96%	5,274	1.730	—
Not Currently Rated					0.04%	269	—	—

Total					100.00%	$107,262	$761,547	$187,643

(1)	Several reinsurers within this category are not rated by Moody’s.

MBIA owns a 17.4% equity interest in Channel Re. In August 2008, Moody’s downgraded Channel Re to Baa1 with a negative rating outlook from Aa3. In September 2008, S&P downgraded Channel Re to AA-with a negative rating outlook from AA. As of September 30, 2008, the Company expects Channel Re to continue to report negative shareholder’s equity on a GAAP basis, primarily due to unrealized losses on ceded derivatives based on fair value accounting. As of September 30, 2008, the fair value of the derivative assets related to credit derivatives ceded to Channel Re was $659 million. The Company included the consideration of the credit risk of Channel Re in determining the fair value of the derivative assets. The reinsurance recoverable from Channel Re was $22 million as of September 30, 2008. The Company believes Channel Re has sufficient liquidity supporting its business to fund obligations related to ceded credit derivatives contracts. In performing its assessment, the Company determined that cash and investments, inclusive of approximately $501 million that Channel Re had on deposit in trust accounts for the benefit of MBIA as of September 30, 2008, and borrowing facilities available to Channel Re were in excess of MBIA’s exposure to Channel Re. Although the trust accounts limit the potential for Channel Re to default on its obligations to MBIA, there can be no assurance that Channel Re will not default on its obligations to MBIA that exceed the amounts already held in the trust accounts.

Several of the Company’s other financial guarantee reinsurers, including RAM Reinsurance Company, Ltd., Ambac Assurance Corporation, Radian Asset Assurance Inc. (formerly known as Enhance), Syncora Guarantee Re Ltd. and Syncora Guarantee Inc. (formerly known as XL Financial Assurance and XL Capital Assurance), have had their credit ratings either downgraded or put on negative watch by one or more of the major rating agencies between December 2007 and September 2008. Although there was no material impact on the Company for any of the rating agency actions through September 2008 relating to these reinsurers, a further downgrade of one or more of these reinsurers could require the establishment of reserves against any receivables due from the reinsurers.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Expenses that vary with and are primarily related to the production of the Company’s insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. As noted above, the Company does not defer costs associated with underwriting CDS policies and expenses such costs immediately. If an insured issue is refunded and the related premium is earned early, the associated acquisition costs previously deferred are also recognized early.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Annually, MBIA reviews its insurance-related expenses to determine if there have been any changes in its business or cost structure that would materially change the amount of costs accounted for as policy acquisition costs. If so, the Company conducts a policy acquisition cost study to determine the amount of insurance costs that relate to acquiring new non-derivative insurance policies and that are deferrable under GAAP. As a result of our temporary moratorium on structured finance business and a decline in our public finance business, we determined that fewer costs were attributable to acquiring new business and thus significantly lowered the rate at which costs are deferred. This resulted in an increase in the amount of operating expenses reported by the Company. We expect to increase the rate at which we defer expenses in the future commensurate with growth in our insurance-related business volume.

MBIA will recognize a premium deficiency if the sum of the expected loss and LAE and unamortized policy acquisition costs exceed the related unearned premiums. If MBIA was to have a premium deficiency that is greater than unamortized acquisition costs, the unamortized acquisition costs would be reduced by a charge to expense and a liability would be established for any remaining deficiency. Although GAAP permits the inclusion of anticipated investment income when determining a premium deficiency, MBIA currently does not include this in making its determination. To date, MBIA has not recognized a premium deficiency.

The Company’s insurance expenses, as well as its expense ratio, for the three and nine months ended September 30, 2008 are presented in the following table:

					Percent Change
	3rd Quarter		Year-to-date		3rd Quarter 2008 vs. 2007	Year-to-date 2008 vs. 2007
In millions	2008	2007	2008	2007
Gross expenses	$67	$59	$142	$183	13%	(23)%

Amortization of deferred acquisition costs	$25	$16	$63	$50	53%	26%
Operating expenses	63	31	151	98	107%	53%

Total insurance operating expenses	$88	$47	$214	$148	89%	44%

Expense ratio	31.8%	22.5%	28.5%	22.9%

Gross insurance expenses for the three months ended September 30, 2008 of $67 million increased 13% compared with the same period of 2007 primarily due to increased loss prevention expenses and, to a lesser extent, severance expenses, legal costs associated with lobbying efforts and fees associated with our CPCT facility. Partially offsetting expense increases was a decrease in premium taxes related to the decline in insurance business written. Gross insurance expenses for the first nine months of 2008 of $142 million decreased 23% compared with the same period of 2007 primarily due to a decrease in compensation costs related to the reversal of prior year bonus and long-term incentive award accruals. In the third quarter and first nine months of 2008, the amortization of deferred acquisition costs increased 53% and 26%, respectively, compared with the same periods in 2007. The larger increase in the amortization for deferred policy acquisition costs relative to the increase in premiums earned is the result of recognizing costs associated with terminated installment-based policies.

Operating expenses for the three months and nine months ended September 30, 2008 increased 107% and 53%, respectively, compared with the same periods in 2007 principally due to the decline in the rate at which acquisition costs are deferred. As a result of deferring significantly fewer expenses, we expect operating expense for 2008 to be significantly higher compared with 2007. However, operating expenses will be influenced by our ability to write new business and defer related policy acquisition costs.

Financial guarantee insurance companies use the expense ratio (expenses divided by net premiums earned) as a measure of expense management. For the third quarter and first nine months of 2008, insurance expenses increased at a greater rate than premiums earned resulting in a higher expense ratio as reported in the preceding table.

In the third quarter of 2008, the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums increased due to the deferral of ceding commission expense related to the FGIC reinsurance transaction. In 2007 and in the first six months of 2008, there was a decrease in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. The decreasing ratio in 2008 reflected lower costs associated with acquiring new policies, which largely resulted from the compensation-related accrual reversals, relative to a smaller decrease in deferred and future installment premiums. Over the last several years ending December 31, 2006, there was an increase in the ratio of deferred expenses carried as assets on the balance sheet to deferred revenues carried as liabilities on the balance sheet plus the present value of future installment premiums. The increasing ratio reflected higher costs associated with acquiring new policies relative to a smaller growth in deferred and future installment premiums.

INTEREST EXPENSE Interest expense from our insurance operations primarily consists of interest related to MBIA Corp.’s surplus notes issued on January 16, 2008 and debt issued by consolidated VIEs. For the three months ended September 30, 2008, interest

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

expense increased to $48 million, including $25 million of interest expense from surplus notes, from $20 million for the same period of 2007. For the nine months ended September 30, 2008, interest expense increased to $142 million from $62 million for the same period of 2007. Interest expense related to surplus notes for the first nine months of 2008 was $89 million. Partially offsetting the interest expense from our surplus notes for the three and nine months ended September 30, 2008 was a decrease in interest expense associated with consolidated VIEs, which principally resulted from a decrease in interest rates on floating rate obligations issued by these VIEs.

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

MBIA consolidates certain third-party VIEs as a result of financial guarantees provided by the insurance operations. Third-party VIEs’ assets and liabilities are primarily reported in “Investments held-to-maturity” and “Variable interest entity floating rate notes,” respectively, on the face of the Company’s balance sheet. The assets and liabilities of these VIEs each totaled $1.2 billion at September 30, 2008 and $1.4 billion at December 31, 2007. Revenues and expenses related to third-party VIEs are primarily recorded in “Net investment income” and “Interest expense,” respectively, on the Company’s statements of operations and substantially net to zero. Consolidation of such VIEs does not increase our exposure above that already committed to in our insurance policies. Additionally, consolidation of the insured VIEs does not affect the capital ratios, debt covenants, dividends or credit ratings of the Company.

COLLATERALIZED DEBT OBLIGATIONS AND RELATED INSTRUMENTS As part of its insurance operations, the Company provides guarantees on CDO tranches, as well as protection on structured CMBS and corporate credit pools.

The Company’s $126.3 billion CDO portfolio comprised 16% of the Company’s total insured net par of $777.6 billion as of September 30, 2008. The Company’s aggregate CDO book is diversified by vintage and collateral type. Eighty nine percent of this exposure, or $111.9 billion, was insured via CDS. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

Collateral Type In billions	Net Par (2)	Percent
Multi-Sector CDOs (1)	$21.9	17%
Multi-Sector CDO-Squared	8.5	7%
Investment Grade CDOs and Structured Corporate Credit Pools	38.3	30%
High Yield Corporate CDOs	14.7	12%
Structured Commercial Mortgage Backed Securities (CMBS) Pools and Commercial Real Estate (CRE) CDOs	42.7	34%
Emerging Market CDOs	0.2	0%

Total	$126.3	100%

(1)	Does not include Multi-Sector CDO-Squared transactions totaling $8.5 billion net par.
(2)	Net Par Exposure increased due to reinsurance take-back and increase of insured amounts of revolving insured securities.

Multi-Sector CDOs

Multi-Sector CDOs are transactions that include a variety of structured finance asset classes in their collateral pools. As of September 30, 2008, $30.4 billion, or approximately 4%, of the Company’s total insured net par outstanding of $777.6 billion and 24% of the Company’s $126.3 billion CDO and related instruments portfolio insured net par outstanding, was comprised of Multi-Sector CDOs. The collateral in the Multi-Sector CDOs includes subprime RMBS and other RMBS, CDOs of ABS (multi-sector CDOs), Corporate CDOs, Collateralized Loan Obligations (“CLOs”), other ABS (e.g. securitizations of auto receivables, credit cards, etc.), Commercial Real Estate CDOs, CMBS, and Corporate credits.

For the Multi-Sector CDOs, the next four tables provide breakdowns of the collateral composition and ratings of subprime RMBS collateral, non subprime RMBS collateral, and CDOs of ABS collateral by vintage year and rating. CDOs of ABS may contain exposure to various types of collateral, including RMBS. The collateral level detail presented for each year insured was calculated using a weighted average of the total collateral as of September 30, 2008 for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over collateralization and subordination) and reinsurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Multi-Sector CDO Portfolio: Collateral Composition, Subordination, and Net Derivative Asset/Liability

($ in millions)			Collateral as % of Performing Pool Balance as of September 30, 2008
Year Insured(1)	Net Par Outstanding	Other RMBS	Subprime RMBS	ABS	CMBS	Corp	CLO	CDO of ABS	Other CDO	Total	Current Subordination Range Below MBIA(2)	Original Subordination Range Below MBIA(2)	Net Derivative Asset/(Liability) ($ in thousands) (3)
CDOs of High-Grade U.S. ABS
2004	1,527	32%	31%	8%	2%	0%	11%	11%	5%	100%	12.0 - 13.4%	12.5-13.0%	(212,225)
2005	599	44%	34%	1%	1%	0%	5%	8%	6%	100%	19.0%	20.0%	(52,194)
2006(4)	3,342	55%	32%	1%	6%	0%	0%	5%	1%	100%	0.0 - 16.4%	12.0-14.0%	(537,753)
2007(4)(5)	10,842	48%	39%	0%	5%	0%	2%	2%	3%	100%	0.0 - 39.5%	13.0-60.0%	(1,068,206)

Sub-total	16,310												(1,870,378)

CDOs of Mezzanine U.S. ABS
2000	31	31%	1%	9%	54%	4%	0%	0%	0%	100%	31.5%	21.4%	—
2002	761	32%	9%	14%	21%	8%	4%	7%	4%	100%	10.5 - 56.1%	13.8-40.0%	(117,759)
2003	815	32%	24%	15%	19%	2%	4%	1%	4%	100%	0 - 69.7%	21.5-29.8%	(436)
2004	803	35%	36%	4%	20%	0%	1%	3%	2%	100%	16.9 - 29.7%	16.0-30.5%	(18,368)
2005	362	9%	52%	1%	31%	0%	0%	2%	5%	100%	20.3%	19.5%	(36,676)
2007(4)	467	51%	43%	0%	4%	0%	0%	1%	1%	100%	4.5%	37.0%	(20,491)

Sub-total	3,240												(193,730)

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	182	0%	0%	0%	0%	0%	67%	0%	33%	100%	13.0%	5.0%	—
2003	289	0%	0%	0%	0%	0%	66%	24%	10%	100%	15.5 - 81.0%	20.0%	(7,500)
2004	1,350	2%	0%	2%	0%	0%	75%	11%	10%	100%	11.1%	10.0%	(62,347)
2005	1,430	0%	20%	0%	0%	0%	62%	16%	2%	100%	10.6%	10.0%	(95,682)
2006(4)	2,151	5%	20%	3%	0%	0%	49%	23%	1%	100%	0.0 - 10.7%	10.0 - 13.0%	(177,130)
2007(4)	3,110	4%	6%	0%	0%	0%	76%	10%	3%	100%	9.8 - 15.7%	13.0 - 15.0%	(195,704)

Sub-total	8,513												(538,363)

Total	28,063												(2,602,471)
	964	Multi-Sector CDOs European Mezzanine & Other Collateral (4 CDOs) (5)											(39,409)
	1,349	Multi-Sector CDOs insured in the Secondary Market prior to 2005 (37 CDOs) (5)											—

Grand Total	30,376												(2,641,880)

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

(4)

As of September 30, 2008, the Company estimated $1.1 billion of total credit impairment on ten deals insured during 2006 and 2007, with a total net par of $10.0 billion. Three transactions insured in 2006 (totaling $3.3 billion) have an impairment of $0.3 billion while seven transactions insured in 2007 (totaling $6.7 billion), have an impairment of $0.8 billion.

(5)

The table does not provide collateral level detail on 41 CDOs totaling $2.3 billion of net par. Three deals, with $1.08 billion of net par, contain European Mezzanine ABS assets including 53% RMBS, 24% CDO, 17% CMBS and 6% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.3 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

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

MBIA’s Multi-Sector CDOs benefit from two sources of credit enhancement. Firstly, the subordination in the underlying securities collateralizing the MBIA wrapped tranche must be fully eroded; secondly, the subordination below MBIA’s insurance coverage must be fully eroded before MBIA’s insured interest is subject to a claim. The original subordination levels and those as of September 30, 2008 are detailed in the above table, and these subordination levels may have declined materially since this date. MBIA’s payment obligations after a default vary by deal and by insurance type; there are three types of policy payment types: (i) where MBIA insures Current Interest & Ultimate Principal; (ii) where MBIA insures Ultimate Principal only; and (iii) where MBIA insures payments upon settlement of individual collateral losses as they occur after the complete erosion of deal deductibles, such payment profiles are referred to as Asset Coverage with a Deductible.

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

($ in millions)

	Net Par Outstanding	% Collateral that is Subprime	Vintage of Subprime RMBS				Subprime RMBS - Ratings As of October 2, 2008
Year Insured(1)			2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS
2004	1,527	31%	23%	1%	7%	31%	8%	16%	4%	3%	1%	31%
2005	599	34%	32%	3%	0%	34%	4%	12%	14%	4%	0%	34%
2006(3)	3,342	32%	12%	17%	2%	32%	3%	10%	5%	3%	11%	32%
2007(3)(4)	10,842	39%	1%	24%	13%	39%	2%	3%	2%	2%	30%	39%

Sub-total	16,310

CDOs of Mezzanine U.S. ABS
2000	31	1%	1%	0%	0%	1%	0%	0%	1%	0%	0%	1%
2002	761	9%	7%	1%	0%	9%	0%	1%	2%	2%	4%	9%
2003	815	24%	18%	3%	3%	24%	1%	2%	4%	8%	8%	24%
2004	803	36%	23%	2%	11%	36%	1%	4%	8%	8%	13%	36%
2005	362	52%	41%	0%	11%	52%	0%	5%	10%	17%	20%	52%
2007(3)	467	43%	7%	26%	10%	43%	0%	0%	0%	1%	41%	43%

Sub-total	3,240

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	182	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	289	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	1,350	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2005	1,430	20%	16%	3%	1%	20%	2%	8%	4%	2%	4%	20%
2006(3)	2,151	20%	5%	6%	9%	20%	6%	6%	1%	0%	7%	20%
2007(3)	3,110	6%	1%	1%	3%	6%	0%	2%	1%	0%	4%	6%

Sub-total	8,513

Total	28,063
	964	Multi-Sector CDOs European Mezzanine & Other Collateral (4 CDOs) (4)
	1,349	Multi-Sector CDOs insured in the Secondary Market prior to 2005 (37 CDOs) (4)

Grand Total	30,376

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All figures represent MBIA’s insured net par outstanding as of September 30, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of October 2, 2008. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

As of September 30, 2008, the Company estimated $1.1 billion of total credit impairment on ten deals insured during 2006 and 2007, with a total net par of $10.0 billion. Three transactions insured in 2006 (totaling $3.3 billion) have an impairment of $0.3 billion while seven transactions insured in 2007 (totaling $6.7 billion), have an impairment of $0.8 billion.

(4)

The table does not provide collateral level detail on 41 CDOs totaling $2.3 billion of net par. Three deals, with $1.08 billion of net par, contain European Mezzanine ABS assets including 53% RMBS, 24% CDO, 17% CMBS and 6% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.3 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

($ in millions)	Net Par Outstanding	% Collateral that is Non Subprime RMBS	Vintage of Non Subprime RMBS					Non Subprime RMBS - Ratings As of October 2, 2008
Year Insured(1)			2005 and Prior	2006	2007	2008	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS
2004	1,527	32%	26%	2%	3%	0%	32%	11%	11%	4%	3%	3%	32%
2005	599	44%	43%	0%	2%	0%	44%	11%	12%	14%	5%	2%	44%
2006(3)	3,342	55%	21%	31%	1%	1%	55%	17%	12%	6%	3%	17%	55%
2007(3)(4)	10,842	48%	3%	32%	12%	0%	48%	13%	4%	4%	3%	24%	48%

Sub-total	16,310

CDOs of Mezzanine U.S. ABS
2000	31	31%	31%	0%	0%	0%	31%	1%	10%	3%	8%	9%	31%
2002	761	32%	30%	2%	0%	0%	32%	3%	3%	4%	11%	11%	32%
2003	815	32%	29%	3%	0%	0%	32%	5%	4%	6%	8%	8%	32%
2004	803	35%	27%	4%	4%	0%	35%	3%	7%	7%	8%	10%	35%
2005	362	9%	6%	2%	1%	0%	9%	0%	2%	0%	2%	6%	9%
2007(3)	467	51%	18%	26%	8%	0%	51%	0%	0%	0%	5%	46%	51%

Sub-total	3,240

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	182	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	289	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	1,350	2%	2%	0%	0%	0%	2%	2%	0%	0%	0%	0%	2%
2005	1,430	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2006(3)	2,151	5%	2%	2%	1%	0%	5%	0%	2%	0%	0%	3%	5%
2007(3)	3,110	4%	1%	2%	1%	0%	4%	0%	1%	1%	0%	2%	4%
Sub-total	8,513

Total	28,063

	964	Multi-Sector CDOs European Mezzanine & Other Collateral (4 CDOs) (4)
	1,349	Multi-Sector CDOs insured in the Secondary Market prior to 2005 (37 CDOs) (4)

Grand Total	30,376

All figures represent MBIA’s insured net par outstanding as of September 30, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of October 2, 2008. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(3)

As of September 30, 2008, the Company estimated $1.1 billion of total credit impairment on ten deals insured during 2006 and 2007, with a total net par of $10.0 billion. Three transactions insured in 2006 (totaling $3.3 billion) have an impairment of $0.3 billion while seven transactions insured in 2007 (totaling $6.7 billion), have an impairment of $0.8 billion.

(4)

The table does not provide collateral level detail on 41 CDOs totaling $2.3 billion of net par. Three deals, with $1.08 billion of net par, contain European Mezzanine ABS assets including 53% RMBS, 24% CDO, 17% CMBS and 6% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.3 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing CDOs of ABS

($ in millions)	Net Par Outstanding	% Collateral that is CDO of ABS	Vintage of CDO of ABS				CDO of ABS - Ratings As of October 2, 2008
Year Insured(1)			2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS
2004	1,527	11%	10%	0%	0%	11%	3%	3%	2%	0%	3%	11%
2005	599	8%	7%	1%	0%	8%	1%	1%	1%	2%	2%	8%
2006(3)	3,342	5%	1%	4%	0%	5%	0%	0%	1%	0%	4%	5%
2007(3)(4)	10,842	2%	0%	1%	0%	2%	0%	0%	0%	0%	1%	2%

Sub-total	16,310

CDOs of Mezzanine U.S. ABS
2000	31	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2002	761	7%	6%	2%	0%	7%	0%	0%	0%	3%	4%	7%
2003	815	1%	1%	0%	0%	1%	0%	0%	0%	0%	0%	1%
2004	803	3%	3%	0%	0%	3%	0%	0%	0%	0%	2%	3%
2005	362	2%	2%	0%	0%	2%	0%	0%	0%	1%	1%	2%
2007(3)	467	1%	0%	0%	1%	1%	0%	0%	0%	0%	1%	1%

Sub-total	3,240

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	182	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	289	24%	24%	0%	0%	24%	7%	4%	2%	8%	3%	24%
2004	1,350	11%	11%	0%	0%	11%	9%	0%	1%	1%	0%	11%
2005	1,430	16%	6%	10%	0%	16%	3%	1%	2%	0%	10%	16%
2006(3)	2,151	23%	2%	16%	5%	23%	1%	0%	1%	0%	22%	23%
2007(3)	3,110	10%	0%	1%	9%	10%	0%	0%	0%	0%	10%	10%

Sub-total	8,513

Total	28,063

	964	Multi-Sector CDOs European Mezzanine & Other Collateral (4 CDOs)(4)
	1,349	Multi-Sector CDOs insured in the Secondary Market prior to 2005 (37 CDOs)(4)

Grand Total	30,376

All figures represent MBIA’s insured net par outstanding as of September 30, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of October 2, 2008. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

As of September 30, 2008, the Company estimated $1.1 billion of total credit impairment on ten deals insured during 2006 and 2007, with a total net par of $10.0 billion. Three transactions insured in 2006 (totaling $3.3 billion) have an impairment of $0.3 billion while seven transactions insured in 2007 (totaling $6.7 billion), have an impairment of $0.8 billion.

(4)

The table does not provide collateral level detail on 41 CDOs totaling $2.3 billion of net par. Three deals, with $1.08 billion of net par, contain European Mezzanine ABS assets including 53% RMBS, 24% CDO, 17% CMBS and 6% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.3 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Since mid-2007, the Multi-Sector CDO portfolio experienced stress related to the U.S. subprime mortgage crisis. Impairment estimates were increased for the three CDOs for which the Company estimated impairment during the fourth quarter of 2007; in addition, impairments were estimated for an additional six CDOs during the first quarter of 2008. During the second quarter of 2008, impairments were further increased to reflect three months of accretion or in other words, the effects of the shortening of the discount period by three months. During the third quarter of 2008, an impairment on one additional CDO was established. As of September 30, 2008, MBIA estimated credit impairment in connection with ten Multi-Sector CDO transactions aggregating to $1.1 billion for which MBIA expects to incur actual claims in the future. In the event of further deteriorating performance of the collateral referenced or held in the Multi-Sector CDO transactions, the amount of credit impairments could increase materially.

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

As of September 30, 2008, the majority of insurance protection provided by MBIA for its Investment Grade Corporate CDO exposure attached at a super senior level. Although several of the Company’s insured Investment Grade Corporate CDO’s referenced obligors recently defaulted none experienced any material credit deterioration. The Company’s net par exposure to Investment Grade Corporate CDOs represents 30% of the Company’s CDO exposure and approximately 5% of the Company’s total net par insured. The Company’s Investment Grade Corporate CDO exposure references pools of predominantly investment grade corporate credits; some of these pools may also include limited exposure to other asset classes, including structured finance securities (including RMBS and CDO collateral). Most of MBIA’s Investment Grade Corporate CDO policies guaranty coverage of losses on collateral assets once a deductible has been eroded, and are generally bespoke structures.

In addition, $13.3 billion net par of MBIA’s insured Investment Grade Corporate CDOs are typically structured to include buckets (30%-35% allocations) of references to Investment Grade Corporate CDO monotranches. In such transactions, MBIA’s insured Investment Grade Corporate CDOs includes, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The reference monotranches in such CDOs are typically rated double-A and each reference monotranche will typically be sized to approximately 3% of the overall reference risk pool. Deals with buckets for monotranche exposure are managed transactions. The inner referenced monotranches are themselves managed exposures (managed by the same manager as the MBIA insured investment grade corporate CDO). The inner referenced monotranches are not subject to acceleration and do not give control rights to a senior investor.

Of the Company’s $38.3 billion net par Investment Grade CDO portfolio at September 30, 2008, the collateral composition, underlying credit ratings of the collateral that support the Subprime RMBS, Non-subprime RMBS, and CDOs of ABS exposures along with their vintage are presented in the following tables. The collateral level detail for each year insured was calculated using a weighted average of the total collateral for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over collateralization and subordination) and reinsurance.

Investment Grade Corporate CDO Portfolio: Collateral Composition, Subordination, and Net Derivative Asset/Liability

($ in millions)	Net Par Outstanding	Collateral as % of Performing Pool Balance as of September 30, 2008
Year Insured(1)		Corp(5)	ABS	Subprime RMBS	Other RMBS	CDO(2)	Other	Total	Current Subordination Range Below MBIA(3)	Original Subordination Range Below MBIA(3)	Net Derivative Asset/(Liability) ($ in thousands)(4)
2003 and Prior	5,205	100%	0%	0%	0%	0%	0%	100%	11.3 -25.0%	11.0 -22.0%	(163)
2004(5)	5,512	91%	0%	4%	3%	2%	0%	100%	10.5 -15.0%	10.0 -15.0%	(192,099)
2005(5)	7,610	95%	0%	1%	4%	1%	0%	100%	12.5 -25.0%	12.5 -25.0%	(119,934)
2006(5)	6,092	90%	0%	5%	3%	2%	0%	100%	16.0 -25.0%	16.0 -40.0%	(149,695)
2007(5)	13,397	96%	0%	1%	2%	1%	0%	100%	15.0 -35.0%	15.0 -35.0%	(107,944)

Sub-total	37,815										(569,835)

	471	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (14 CDOs)(6)									(3,000)

Grand Total	38,287										(572,835)

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

(5)

Years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. In such transactions, MBIA’s insured Investment Grade Corporate CDOs include, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of assets or obligors with a specific attachment and a specific detachment point. The reference monotranches in such CDOs are typically rated double-A and each reference monotranche will typically be sized to approximately 3% of the overall reference risk pool. Deals with buckets for monotranche exposure are managed transactions. The inner referenced monotranches are themselves managed exposures (managed by the same manager as the MBIA-insured Investment Grade Corporate CDO). The inner referenced monotranches are not subject to acceleration and do not give control rights to a senior investor. These transactions also may contain RMBS securities within limits ranging from 0% to 20% with one exception at 45%.

(6)

The table does not provide collateral level detail on 14 Investment Grade CDOs totaling $0.5 billion of net par. These deals were insured prior to 2003. In addition, all 14 deals were rated triple-A at the time MBIA wrote insurance on them.

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

($ in millions)	Net Par Outstanding	% Collateral that is Subprime	Vintage of Subprime RMBS				Subprime RMBS - Ratings As of October 2, 2008
Year Insured(1)			2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	5,205	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,512	4%	3%	1%	0%	4%	0%	1%	2%	1%	1%	4%
2005(3)	7,610	1%	0%	0%	0%	1%	0%	0%	0%	0%	0%	1%
2006(3)	6,092	5%	1%	3%	1%	5%	0%	0%	0%	1%	4%	5%
2007(3)	13,397	1%	0%	1%	0%	1%	0%	0%	0%	0%	1%	1%

Sub-total	37,815

	471	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (14 CDOs)(4)

Grand Total	38,287

All figures represent MBIA’s insured net par outstanding as of September 30, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of October 2, 2008. The totals may not sum due to rounding.

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

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

($ in millions)	Net Par Outstanding	% Collateral that is Non Subprime	Vintage of Non Subprime RMBS				Non Subprime RMBS - Ratings As of October 2, 2008
Year Insured(1)			2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	5,205	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,512	3%	1%	1%	0%	3%	1%	0%	1%	0%	0%	3%
2005(3)	7,610	4%	2%	2%	0%	4%	0%	0%	0%	1%	2%	4%
2006(3)	6,092	3%	1%	2%	0%	3%	1%	1%	0%	0%	2%	3%
2007(3)	13,397	2%	0%	1%	1%	2%	0%	0%	0%	0%	1%	2%

Sub-total	37,815

	471	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (14 CDOs)(4)

Grand Total	38,287

All figures represent MBIA’s insured net par outstanding as of September 30, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of October 2, 2008. The totals may not sum due to rounding.

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

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing CDOs of ABS

($ in millions)			Vintage of CDO of ABS				CDO of ABS - Ratings As of October 2, 2008
Year Insured(1)	Net Par Outstanding	% Collateral that is CDO of ABS	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	5,205	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,512	1%	1%	0%	0%	1%	0%	0%	0%	0%	0%	1%
2005(3)	7,610	1%	0%	0%	0%	1%	0%	0%	0%	0%	0%	1%
2006(3)	6,092	1%	0%	1%	0%	1%	0%	0%	0%	0%	1%	1%
2007(3)	13,397	1%	0%	0%	0%	1%	0%	0%	0%	0%	1%	1%

Sub-total	37,815

	471	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (14 CDOs)(4)

Grand Total	38,287

All figures represent MBIA’s insured net par outstanding as of September 30, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of October 2, 2008. The totals may not sum due to rounding.

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

High Yield Corporate CDOs

The High Yield Corporate CDO portfolio totaling $14.7 billion is largely comprised of low leverage middle market/special opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). The Company’s net par exposure to High Yield Corporate CDOs represents 12% of the Company’s CDO exposure and approximately 2% of the Company’s total net par insured as of September 30, 2008. The Company did not experience any material credit deterioration to this portfolio during the nine months ended September 30, 2008. The High Yield Corporate CDO portfolio did not contain any Subprime RMBS, Non-subprime RMBS, and CDOs of ABS exposures.

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

High Yield Corporate CDOs: Collateral Composition, Subordination, and Net Derivative Asset/Liability

($ in millions)	Net Par Outstanding	Collateral as % of Performing Pool Balance as of September 30, 2008
Year Insured(1)		Corp	Current Subordination Range Below MBIA(2)		Original Subordination Range Below MBIA(2)	Net Derivative Asset/(Liability) ($ in thousands)(3)
1996	60	100%	0.0	%(4)	12.1%	—
1997	46	100%	0.0	%(4)	12.1%	—
1998	8	100%	93.4 -100.	%	28.4 -34.2%	—
1999	30	100%	11.6 -75.5%		22.3 -29.4%	—
2002	216	100%	17.1%		19.4%	—
2003	1,049	100%	19.7 -58.3%		24.2 -40.0%	2
2004	3,156	100%	30.3 -34.3%		22.0 -33.3%	—
2005	1,246	100%	19.1 -53.3%		21.8 -34.0%	(85,031)
2006	6,256	100%	10.0 -47.6%		10.0 -49.0%	(4)
2007	2,203	100%	30.3 -44.2%		31.0 -42.0%	(24,237)

Sub-total	14,267					(109,270)

	700	High Yield Corporate CDOs insured in the Secondary Market prior to 2004 (30 CDOs)(5)				17,973

Grand Total	14,968					(91,297)

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
(3)

This column represents the net derivative asset / (liability) primarily for CDS deals written in that year. Note that not all insurance contracts are considered derivatives. Please refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for the Company’s accounting treatment of derivatives (including CDS on CDOs).

(4)	CDOs with zero subordination are currently being remediated and have reserves established against them.
(5)

The table does not provide collateral level detail on 30 High Yield CDOs totaling $0.7 billion of net par. These deals were insured prior to 2004. In addition, all 30 deals were rated triple-A at the time MBIA wrote insurance on them.

(6)	The table includes Emerging Market CDOs totaling $0.2 billion of net par.

Structured CMBS Pools and CRE CDOs

The Structured CMBS Pools and CRE CDO portfolio is a diversified global portfolio of highly-rated structured transactions primarily supported by collateral from the commercial real estate sector. The Company did not experience any material credit deterioration to this portfolio during the quarter ended September 30, 2008. This portfolio can be sub-divided into two distinct pools: Structured CMBS pools and CRE CDOs.

The Company’s exposure to Structured CMBS Pools totaling $33.0 billion represents 26% of the Company’s CDO exposure and approximately 4% of the Company’s total net par insured as of September 30, 2008. These transactions are pools of CMBS, REIT Debt and CRE CDOs that are structured with a first loss deductible sized to a triple-A (or a multiple of triple-A) level of credit protection before consideration is given to the wrap provided by the Company. The credit protection sizing is a function of the underlying collateral ratings and the structural attributes. MBIA’s guaranty policy for most structured CMBS pool transactions covers losses on collateral assets once a deductible has been eroded. The securities in the pool are either cash assets or (more typically) securities referenced synthetically. Each pool consists primarily of CMBS securities drawn from a range of different CMBS securitizations, which in turn are backed by a diverse pool of loans secured by commercial real estate properties. The Company’s Structured CMBS Pools are static, meaning that the collateral pool of securitizations cannot be changed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s CRE CDO exposure comprised approximately 8% or $9.7 billion of the Company’s CDO exposure and 2% of the Company’s total insured net par as of September 30, 2008. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. The structures benefit from typical CDO structural protections such as cash diversion triggers, collateral quality tests and manager replacement provisions. MBIA guarantees timely interest and ultimate principal on these CDOs. As with the Company’s other CDOs, these transactions generally are structured with triple-A, or a multiple of triple-A credit support protection below the Company’s guarantee.

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

Structured CMBS Pools and CRE CDOs: Collateral Composition, Subordination, and Net Derivative Asset/Liability

($ in millions)		Collateral as % of Performing Pool Balance as of September 30, 2008
Year Insured(1)	Net Par Outstanding	Cusip CMBS	Whole Loans	REIT Debt	CRE CDO	Subprime RMBS	Other RMBS	ABS	Other	Total	Current Subordination Range Below MBIA(2)	Original Subordination Range Below MBIA(2)	Net Derivative Asset/ (Liability) ($ in thousands)(3)
CRE CDOs
2004	408	64%	1%	17%	0%	14%	3%	0%	0%	100%	22.2-23.2%	22.0-22.4%	—
2005	1,426	57%	1%	8%	7%	19%	3%	4%	1%	100%	17.9-35.7%	18.0-36.0%	(47,160,048)
2006	3,420	36%	52%	6%	6%	0%	1%	0%	0%	100%	24.1-60.2%	24.0-55.0%	(8,724,671)
2007	4,430	56%	29%	6%	6%	1%	2%	0%	0%	100%	22.0-52.1%	20.0-60.0%	(72,408,692)

Sub-total	9,683												(128,293,411)

Structured CMBS Pools
2003	163	62%	0%	37%	1%	0%	0%	0%	0%	100%	32.8%	26.0%	—
2005	2,075	100%	0%	0%	0%	0%	0%	0%	0%	100%	8.0%	8.0%	(828,776)
2006	7,009	89%	0%	0%	11%	0%	0%	0%	0%	100%	10.0-70.0%	10.0-70.0%	(78,429,008)
2007	23,474	97%	0%	0%	3%	0%	0%	0%	0%	100%	5.0-82.3%	5.0-82.3%	(201,473,563)

Sub-total	32,720												(280,731,347)

Total	42,403												(409,024,758)

	309	Structured CMBS Pools insured in the Secondary Market prior to 2005 (8 CDOs)(4)											—

Grand total	42,712												(409,024,758)

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

(4)

The table does not provide collateral level detail on eight Structured CMBS pools totaling $0.3 billion of net par executed in the secondary market. These deals were insured prior to 2005. In addition, all eight deals were rated triple-A at the time MBIA wrote insurance.

The Company’s $42.7 billion net par Structured CMBS Pools and CRE CDO portfolio at September 30, 2008 did not contain any CDOs of ABS exposures, and the Structured CMBS Pools did not contain any Subprime and Non-subprime RMBS exposures. The underlying credit ratings of the collateral that support the Subprime RMBS, Non-subprime RMBS exposures along with their vintage are presented for the CRE CDO portfolio in the following tables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRE CDOs: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

($ in millions)			Vintage of Subprime RMBS				Subprime RMBS - Ratings As of October 2, 2008
Year Insured(1)	Net Par Outstanding	% Collateral that is Subprime	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CRE CDOs
2004	408	14%	14%	0%	0%	14%	1%	0%	7%	4%	3%	14%
2005	1,426	19%	12%	4%	3%	19%	2%	0%	2%	10%	5%	19%
2006	3,420	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2007	4,430	1%	1%	0%	0%	1%	0%	0%	0%	0%	1%	1%

Sub-total	9,683

	32,720	Structured CMBS Pools

Total	42,403

	309	Structured CMBS Pools insured in the Secondary Market prior to 2005(8 CDOs)(3)

Grand total	42,712

All figures represent MBIA’s insured net par outstanding as of September 30, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of October 2, 2008. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

The table does not provide collateral level detail on eight Structured CMBS pools totaling $0.3 billion of net par executed in the secondary market. These deals were insured prior to 2005. In addition, all eight deals were rated triple-A at the time MBIA wrote insurance.

CRE CDOs: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

($ in millions)			Vintage of Non Subprime RMBS				Non Subprime RMBS - Ratings As of October 2, 2008
Year Insured(1)	Net Par Outstanding	% Collateral that is Non Subprime	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CRE CDOs
2004	408	3%	1%	1%	1%	3%	1%	0%	0%	2%	0%	3%
2005	1,426	3%	1%	2%	0%	3%	0%	0%	0%	3%	0%	3%
2006	3,420	1%	0%	0%	0%	1%	0%	0%	0%	0%	0%	1%
2007	4,430	2%	1%	0%	0%	2%	1%	0%	0%	1%	0%	2%

Sub-total	9,683

	32,720	Structured CMBS Pools

Total	41,932

	309	Structured CMBS Pools insured in the Secondary Market prior to 2005 (8 CDOs)(3)

Grand total	42,712

All figures represent MBIA’s insured net par outstanding as of September 30, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of October 2, 2008. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

The table does not provide collateral level detail on eight Structured CMBS pools totaling $0.3 billion of net par executed in the secondary market. These deals were insured prior to 2005. In addition, all eight deals were rated triple-A at the time MBIA wrote insurance.

We believe that the Company’s CMBS and CRE portfolios are well protected against loss during economic stress periods due to the diversified nature of the transactions, strong deal credit enhancement levels and low near-term refinancing risk. The current weighted average debt service coverage ratio of underlying mortgages in the CMBS pools is 1.58, with a weighted average loan-to-value of 68.2%. The current weighted average maturity of the underlying mortgages is between 6 to 7 years, with over 95% of the collateral in the form of fixed-rate loans. These factors, combined with MBIA deal attachment points ranging from 5% to 80% depending upon collateral composition, and underlying bond collateral loss coverage in our pools of 4% to 20% provide substantial protection against losses. However, the portfolios are subject to ratings downgrade risk in the event that general economic performance continues to decline. In the event that the portfolio is downgraded, the capital requirements for the portfolio could increase materially and impact the Company’s ratings at that time. In light of the current economic environment, we believe the risk of a severe and prolonged recession has increased. In such an event, the performance of the underlying commercial mortgages in the portfolio may be materially adversely affected. In the event that loan level losses exceed the loss coverage in our pools, the Company could incur material losses. Based on our analysis of the portfolio’s projected performance in current or moderately stressed environments, we have not recognized any impairments on these transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Management Services Operations

The Company’s investment management services operations provide an array of products and services to the public, not-for-profit and corporate sectors. Such products and services are provided primarily by MBIA Inc. and certain of its wholly owned subsidiaries and include cash management, discretionary asset management and fund administration services and investment agreement, MTN and commercial paper programs related to funding assets for third-party clients and for investment purposes. The investment management services operations consist of three operating segments: asset/liability products, which include investment agreements and MTNs not related to the conduit segment; advisory services, which consist of third-party and related-party fee-based asset management; and conduits.

The following table summarizes the consolidated investment management services’ results and assets under management for the third quarter and first nine months of 2008 and 2007. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations. Beginning with the first quarter of 2008, net interest income and expense and net realized gains and losses related to non-hedging derivative instruments are no longer reported within “Net investment income,” “Interest expense,” and “Net realized gains (losses),” respectively, but are instead reported within “Net gains (losses) on financial instruments at fair value and foreign exchange.” These reclassifications were made in order to report derivative results consistent with presentations commonly used throughout the financial services industry. Included in the following third quarter of 2007 results is a $3 million net expense reclassification from net investment income. For the nine months ended September 30, 2007, a $13 million net expense reclassification from net investment income, a $1 million expense reclassification from interest expense and a $3 million net loss reclassification from net realized gains (losses) were recorded, resulting in a $16 million increase to previously reported net losses on financial instruments at fair value and foreign exchange. These reclassifications had no impact on pre-tax income.

					Percent Change
	3rd Quarter		Year-to-date		3rd Quarter	Year-to-date
In millions	2008	2007	2008	2007	2008 vs. 2007	2008 vs. 2007
Net investment income	$199	$428	$802	$1,170	(54)%	(31)%
Fees and reimbursements	11	12	36	37	(8)%	(2)%
Net realized gains (losses)	(448)	(5)	(1,478)	1	n/m	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(108)	(21)	(118)	(45)	n/m	n/m
Net gains on extinguishment of debt	205	0	284	0	100%	100%

Total revenues	(141)	414	(474)	1,163	n/m	n/m
Interest	201	379	766	1,034	(47)%	(26)%
Operating	26	28	66	78	(8)%	(16)%

Total expenses	227	407	832	1,112	(44)%	(25)%

Pre-tax income	$(368)	$7	$(1,306)	$51	n/m	n/m

Ending assets under management			$52,139	$65,875		(21)%

n/m-Percentage change not meaningful.

In the third quarter of 2008, investment management services’ revenues were a loss of $141 million compared with revenues of $414 million in the third quarter of 2007. Excluding net realized gains and losses from investment securities and net gains and losses on financial instruments at fair value and foreign exchange, revenues of $415 million in the third quarter of 2008 decreased 6% compared with the same period in 2007. For the first nine months of 2008, total revenues were a loss of $474 million compared with revenues of $1.2 billion for the same period of 2007. Excluding net realized gains and losses from investment securities and net gains and losses on financial instruments at fair value and foreign exchange, revenues of $1.1 billion in the first nine months of 2008 decreased 7% compared with the first nine months of 2007. The decrease in both the third quarter and first nine months was due to lower assets under management, particularly in the asset/liability products segment, coupled with reduced interest income from lower yielding short-term assets purchased to increase the liquidity of that segment. Decreases in revenues were offset by net gains from the repurchase of MTNs and terminations of investment agreements within our asset/liability products segment, which totaled $205 million and $284 million for the three and nine months ended September 30, 2008. Total investment management services’ expenses in the third quarter of 2008 were $227 million, down 44% compared with third quarter of 2007. For the nine months ended September 30, 2008, total expenses of $832 million decreased by 25% from the same period of 2007. The decreases in expenses were primarily driven by a decline in interest expense from lower MTN and investment agreement balances outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net realized losses from investment securities in the investment management services operations were $448 million in the third quarter of 2008 compared with net realized losses of $5 million in the third quarter of 2007. For the nine months ended September 30, 2008, net realized losses were $1.5 billion compared with net realized gains of $1 million in the same period of 2007. Losses in the third quarter and first nine months of 2008 consisted of credit impairments, as well as losses from sales of investments to fund repurchases of MTNs and withdrawals and terminations under investment agreements, and to further strengthen the liquidity of the asset/liability products program and mitigate rating risk.

While losses from securities sales and impairments negatively impacted the income statement, a substantial portion of the impact to shareholders’ equity was offset by a change in Accumulated Other Comprehensive Income (“OCI”), since the investments sold were already reflected at fair value. Additionally, the losses on investments were offset by a cumulative $312 million in gains on credit derivatives that economically hedged the change in value of a portion of the investments sold. Changes in the value of the credit derivatives were recorded in the income statement over time. Below is a reconciliation of net realized losses recorded in the third quarter and first nine months of 2008 and the impact these losses had on the income statement and balance sheet of the Company.

In millions
Income Statement	3rd Quarter 2008	Year-to-date 2008
Net realized losses:
Net losses from securities sales	$314	$684
Impairment losses	134	794

Total net realized losses	$448	$1,478

Balance Sheet
Accumulated other comprehensive loss:
Reversals of unrealized losses related to securities sales	$89	$325
Reversals of unrealized losses related to impairments	79	599

Decrease in accumulated other comprehensive loss	$168	$924

Net losses on financial instruments at fair value and foreign exchange from the investment management services operations in the third quarter of 2008 were $108 million compared with net losses of $21 million in the third quarter of 2007. Net losses in 2008 were primarily generated from losses on swap terminations and losses on trading swaps due to lower interest rates. Losses were also attributable to unfavorable foreign exchange on the re-measurement of euro denominated liabilities against British pound sterling. For the nine months ended September 30, 2008, net losses on financial instruments at fair value and foreign exchange from the investment management services operations were $118 million compared with net losses of $45 million for the nine months ended September 30, 2007. Net losses in 2008 were generated from swap terminations and losses on trading swaps due to lower interest rates and losses on credit default swaps and credit linked notes due to wider spreads. Losses were also generated from unfavorable foreign exchange on the re-measurement of euro denominated liabilities against British pound sterling.

As of September 30, 2008, ending assets under management of $52.1 billion decreased from ending assets under management of $63.3 billion as of December 31, 2007. Increases in our investment portfolios from capital raising initiatives were more than offset by declines in the asset/liability products and conduit segments from MTN repurchases, withdrawals and terminations under investment agreements primarily resulting from the downgrade of MBIA Corp., and the scheduled net amortization of these transactions. Conduit ending assets included in assets under management as of September 30, 2008 totaled $2.8 billion compared with $4.2 billion as of December 31, 2007.

The following provides a summary of each of the investment management services’ businesses by segment. See “Note 7: Business Segments” in the Notes to Consolidated Financial Statements for a tabular presentation of the results of the investment management services’ segments.

Asset/liability products’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, totaled $190 million in the third quarter of 2008, up $163 million compared with the third quarter of 2007. For the nine months ended September 30, 2008, pre-tax income, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, was $270 million, up $198 million compared with the same period of 2007. Increases were primarily due to net gains of $205 million and $284 million recorded in the three and nine months ended September 30, 2008, respectively, from repurchases of MTNs at discounts and terminations of investment agreements, offset by a decline in net interest income from lower average balances and lower net spreads between assets and liabilities. As of September 30, 2008, principal and accrued interest outstanding on investment agreement and medium-term note obligations and securities sold under agreements to repurchase totaled $17.9 billion compared with $26.7 billion at December 31,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

2007. Cash and investments supporting these agreements had market values plus accrued interest of $14.7 billion and $26.2 billion at September 30, 2008 and December 31, 2007, respectively. These assets comprise high quality securities with an average credit quality rating of double-A. The fair values of assets have declined relative to the carrying value of liabilities due to the widening of credit spreads across the fixed-income market, while the liabilities are not carried at fair value. Additionally, receivables for securities sold net of payables for securities purchased were $852 million and $96 million as of September 30, 2008 and December 31, 2007, respectively. Refer to the “Liquidity” section included herein for a discussion about the liquidity position of the asset/liability products program.

Advisory services’ pre-tax income, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, totaled $2.3 million in the third quarter of 2008, down 37% from the third quarter of 2007, due to lower internal fees charged on asset/liability products segment balances. For the nine months ended September 30, 2008, pre-tax income, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, of $17.6 million was up 28% compared with the same period of 2007 due to the same factors, offset by compensation-related accrual reversals in 2008 and Hudson-Thames related costs in 2007. Third-party ending assets under management were $21.3 billion and $22.1 billion at September 30, 2008 and December 31, 2007, respectively. The market values of assets related to our insurance and corporate investment portfolios managed by the investment management services operations as of September 30, 2008 were $12.3 billion, up 15% from $10.7 billion as of December 31, 2007 primarily due to proceeds from our capital raising initiatives in January and February 2008.

The Company has issued commitments to three pooled investment programs managed or administered by MBIA-MISC and its subsidiary. These commitments cover losses in such programs should the net asset values per share decline below specified per share values. As of September 30, 2008, the maximum amount of future payments that the Company would be required to make under these commitments was $4.8 billion. These commitments will be in effect so long as MBIA-MISC and its subsidiary remain as manager or administrator and each program remains in compliance with its respective investment objectives and policies. Although the pools generally hold high quality short-term investments, given the current credit and liquidity environment, there is an increased risk that the Company will be required to make payments or incur a loss under these guarantees in the event of material redemptions by shareholders of the pools and the need to liquidate investments held in the pools. The Company has not made any payments to date relating to these guarantees. The Company has, and may in the future, purchase investments from the pooled programs at its discretion. These guarantees are accounted for as derivatives, and the net mark-to-market gains on these derivatives for the nine months ended September 30, 2008 and 2007 were $11 thousand and $8 thousand, respectively.

Conduit program pre-tax losses, excluding gains and losses on financial instruments at fair value and foreign exchange, totaled $4.5 million in the third quarter of 2008 compared with pre-tax income of $3 million in the third quarter of 2007. For the nine months ended September 30, 2008, pre-tax income, excluding realized gains and losses from investment securities and gains and losses on financial instruments at fair value and foreign exchange, of $2 million decreased 78% from the same period of 2007. Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits. As such, we have eliminated intercompany transactions with our conduits from our consolidated balance sheet and statement of operations. After the elimination of such intercompany assets and liabilities, conduit investments including cash totaled $2.8 billion and conduit debt obligations totaled $2.4 billion. The effect of the elimination on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments, representing investments in conduit MTNs, by other MBIA subsidiaries, with a corresponding reduction of conduit MTNs.

Meridian Funding Company, LLC (“Meridian”) is one of two MBIA owned and administered conduit financing vehicles. During the third quarter of 2008, $895 million of assets owned by Meridian prepaid. Meridian has invested the majority of the proceeds of the prepayment in eligible assets, which will provide adequate maturing proceeds to meet Meridian’s obligations as they come due. Certain of the eligible assets were purchased from MBIA Inc.

Corporate Operations

The corporate operations primarily consist of holding company activities. The following table summarizes the consolidated corporate operation’s results for the three and nine months ended September 30, 2008 and 2007. The results include revenues and expenses from transactions with the Company’s insurance and investment management services operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

					Percent Change
	3rd Quarter		Year-to-date		3rd Quarter	Year-to-date
In millions	2008	2007	2008	2007	2008 vs. 2007	2008 vs. 2007
Net investment income	$7	$1	$22	$15	n/m	54%
Net realized gains (losses)	(4)	(1)	(3)	(9)	n/m	68%
Net gains (losses) on financial instruments at fair value and foreign exchange	(119)	0	(108)	0	n/m	n/m
Net gains on extinguishment of debt	25	—	25	—	n/m	n/m
Insurance recoveries	—	—	—	6	n/m	n/m

Total revenues	(91)	0	(64)	12	n/m	n/m
Operating	11	7	23	23	65%	(3)%
Interest	19	20	59	61	(8)%	(3)%

Total expenses	30	27	82	84	10%	(3)%

Pre-tax income (loss)	$(121)	$(27)	$(146)	$(72)	n/m	(102)%

n/m-Percentage change not meaningful.

For the three months ended September 30, 2008, net investment income in our corporate operations increased to $7 million from $1 million for the same period of 2007. For the nine months ended September 30, 2008, net investment income increased to $22 million from $15 million for the nine months ended September 30, 2007. The increase in net investment income for the three and nine months ended September 30, 2008 was primarily due to growth in invested assets driven by $1.1 billion of proceeds from the Company’s public offering of MBIA Inc. common stock in February 2008. Additionally, net investment income in the third quarter of 2007 included a $3.0 million loss within our alternative investment portfolio. The impact of the growth in invested assets was offset by lower yields on investments as we have primarily invested in short-term liquid securities.

Net realized losses from investment securities in our corporate operations were $4 million and $3 million in the three months and nine months ended September 30, 2008, respectively, compared with net realized losses of $1 million and $9 million in the three and nine months ended September 30, 2007, respectively. Net realized gains and losses are typically generated from the ongoing management of the investment portfolios. However, net realized losses in 2007 principally resulted from a $10 million impairment loss recorded in the second quarter on a subprime mortgage-oriented investment.

For the three and nine months ended September 30, 2008, the corporate operations recorded net mark-to-market losses on financial instruments and foreign exchange of $119 million and $108 million, respectively, compared with net mark-to-market gains of $0.3 million and $0.2 million for the three and nine months ended September 30, 2007. The 2008 net losses were primarily related to an increase in the value of the warrants issued to Warburg Pincus in the first quarter of 2008. The warrants are recorded on the Company’s balance sheet at fair value and changes in the fair value of the warrants are recorded within current earnings.

During the third quarter of 2008, we repurchased $102 million par value of outstanding corporate debt at a discount. Gains from repurchasing our debt at a discount, net of costs associated with the debt, totaled $25 million.

In the first nine months of 2007, the corporate operations recorded insurance recoveries of $6 million, which represented recoveries received on the Company’s directors’ and officers’ insurance policy. These insurance recoveries reimbursed the Company for a portion of the expenses incurred by the Company in connection with the regulatory investigations and the related private securities and derivative litigations. No additional recoveries were received in 2008. However, we are pursuing additional recoveries under our directors’ and officers’ insurance policy and have filed a lawsuit against two of our insurance carriers seeking additional recoveries.

Corporate operating expenses increased to $11 million in the three months ended September 30, 2008 from $7 million in the same period of 2007 as a result of legal costs associated with lawsuits filed against the Company and other matters. For the nine months ended September 30, 2008, corporate expenses of $23 million were consistent with the same period of 2007. A decrease in interest expense on inter-segment balances was offset by increases in legal costs and costs associated with the warrants issued to Warburg Pincus.

Interest expense in our corporate operations was $19 million for the three months ended September 30, 2008 compared with $20 million for the three months ended September 30, 2007. For the nine months ended September 30, 2007, interest expense was $59 million compared with $61 million for the same period of 2007. Corporate interest expense is primarily generated from debt issued by MBIA Inc. Interest expense for 2008 benefited slightly from the repurchase of debt in the third quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30
In millions	2008		2007
Pre-tax income (loss) from continuing operations	$(1,047)		$(83)
Provision (benefit) for income taxes	(240)	22.9%	(46)	55.8%

	Nine months ended September 30
In millions	2008		2007
Pre-tax income (loss) from continuing operations	$(1,811)		$487
Provision (benefit) for income taxes	(298)	16.5%	113	23.3%

The Company’s effective tax rates of 22.9% and 55.8% for the third quarter of 2008 and 2007, respectively, reflect tax benefit positions on the Company’s pre-tax losses for the quarters. The effective tax rate has decreased in the third quarter of 2008 compared with the same quarter in 2007 primarily due to the charge to the deferred tax asset for the valuation allowance recorded in the third quarter of 2008, partially offset by the amount of the tax effects attributable to permanent tax adjustments relative to the pre-tax loss recorded for each period at the statutory tax rate of 35%.

For the nine months in 2008 compared with same period in 2007, the effective tax rates reflect a tax benefit at a rate of 16.5% in 2008 and a tax charge at a rate of 23.3% in 2007. The Company’s effective tax rate for the nine months in 2008 was affected by the amount of the tax effects attributable to permanent tax adjustments relative to the pre-tax loss recorded for the period. In addition, the Company has recorded a valuation allowance of $292 million against the deferred tax asset attributable to the capital losses recognized in connection with the repositioning of the asset/liability products segment’s investment portfolio. The Company has recorded $199 million and $93 million in valuation allowance in the second and third quarter of 2008, respectively.

Further, given its inability to estimate the mark-to-market losses for the full year of 2008, which directly affects the Company’s ability to estimate pre-tax results and the related effective tax rate for the full year of 2008, the Company believes that it is appropriate to treat these losses as a discrete item for purposes of calculating the effective tax rate for the quarter. As such, the tax benefit related to the net mark-to-market losses for the nine months ended September 30, 2008, calculated at the statutory tax rate of 35%, is an adjustment to the annual effective tax rate that the Company has estimated for all other pre-tax income. Further changes in the fair value of the Company’s derivative portfolio during 2008 will impact the Company’s annual effective tax rate.

Deferred Tax Asset, Net of Valuation Allowance

A valuation allowance is required to reduce a potential deferred tax asset when it is more likely than not that all or a portion of the potential deferred tax asset will not be realized. All evidence, both positive and negative, needs to be identified and considered in making the determination. Future realization of the existing deferred tax asset ultimately depends on the existence of sufficient taxable income of appropriate character (for example, ordinary versus capital) within the carryforward period available under the tax law. At September 30, 2008, the Company has reported a net deferred tax asset of $1.5 billion primarily related to mark-to-market losses and unrealized losses recorded on the Company’s derivative and investment portfolios, respectively. Included in the net deferred tax asset of $1.5 billion is a valuation allowance of $292 million established for the nine months of 2008 resulting from the capital losses recognized in connection with the repositioning of the asset/liability products segment’s investment portfolio.

Mark-to-market Adjustment on Credit Derivative Contracts

Approximately $1.4 billion of the net deferred tax asset was a result of the cumulative mark-to-market losses of $4.1 billion, primarily related to insured credit derivatives. We believe that it is more likely than not that our total $1.4 billion in deferred tax assets associated with the mark-to-market losses of $4.1 billion will be realized as the Company expects the mark-to-market losses to substantially reverse over time, at which point the related deferred tax asset will reverse. As such, no valuation allowance with respect to this item was established. In its conclusion, the Company considered the following evidence (both positive and negative):

•

Due to the long-tail nature of the financial guarantee business, it is important to note that the Company, even without regard to any new business, will have a steady stream of scheduled premium earnings with respect to the existing insured portfolio. The Company’s announcement in February 2008 of a temporary suspension in writing new structured finance transactions and a complete exit from the insurance of credit derivatives would not have an impact on the expected earnings related to the existing insured portfolio (i.e. the “back-book” business). Although the Company expects the majority of the mark-to-market adjustment to reverse at maturity, the Company performed a taxable income projection in a hypothetical extraordinary loss/impairment scenario in which the entire cumulative mark-to-market adjustment to date became fully impaired triggering deductible losses for tax purposes. In this analysis, the Company concluded that premium earnings, even without regard to any new business, combined with investment income, less deductible expenses, will be sufficient to recover the deferred tax asset of $1.4 billion. Furthermore, the Company’s back-book earnings have been further increased by the FGIC reinsurance transaction, which closed on September 30, 2008. Some of the other key assumptions were:

•	Hypothetical extraordinary loss/impairment of $4.1 billion which is equal to the cumulative mark-to-market losses to date;
•	Built-in taxable income of contingency reserve deductions under Section 832(e)(5) of the Internal Revenue Code;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	A haircut applied to back-book earned premium on future installments based on recent data; and

•	Recoupment of net operating losses through a two-year carryback as permitted under the current tax law.

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

•

The Company treats the CDS contracts as insurance contracts for U.S. tax purposes. The Company provides an insurance wrap with respect to CDS contracts written by LaCrosse. While LaCrosse’s financial information is consolidated into MBIA’s GAAP financial statements based on FIN 46(R) criteria, MBIA does not hold any equity interest with respect to LaCrosse. MBIA’s income derived from CDS contracts is treated as premium income for statutory income purposes. In the event that there is a default in which MBIA is required to pay claims on such CDS contracts, the Company believes that the losses should be characterized as an ordinary loss for tax purposes and, as such, the event or impairment will be recorded as case reserves for statutory accounting purposes in recognition of the potential claim payment. For tax purposes, MBIA follows the statutory accounting principle as the basis for computing its taxable income. Because the federal income tax treatment of CDS contracts is an unsettled area of tax law, in the event that the Internal Revenue Service has a different view in which the losses are considered capital losses, the Company would be required to establish a valuation allowance against substantially all of the deferred tax asset related to these mark-to-market losses. The establishment of this valuation allowance would have a material adverse effect on MBIA’s financial condition.

Capital Losses Recognized due to the Repositioning of the Asset/Liability Products Segment’s Investment Portfolio

The Company has no deferred tax asset, net of valuation allowance, related to the expected capital loss carryforward (after the allowable three-year carryback and expected capital gains) for 2008 attributable to the losses realized in connection with the repositioning of the asset/liability products segment’s investment portfolio. On a gross basis, the deferred tax asset is $292 million and the valuation allowance is $292 million.

Unrealized Losses on FAS 115 Securities

At September 30, 2008, the Company had approximately $2.2 billion in unrealized losses, the majority of which are related to fixed-income securities. The Company has approximately $773 million in deferred tax assets related to such unrealized losses. The Company expects, based on ability and intent, to hold these investments until maturity. As such, the Company expects the recovery of the value of these securities to par and the related deferred tax assets will reverse over the life of the securities.

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of September 30, 2008. The Company continues to assess the need for additional valuation allowances as additional evidence becomes available.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources. Capital resources are defined by the Company as total shareholders’ equity, long-term debt issued for general corporate purposes and various soft capital credit facilities. As of September 30, 2008, total shareholders’ equity was $2.6 billion and total long-term debt was $2.4 billion. The Company uses debt financing to lower its overall cost of capital. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital (shareholders’ equity plus long-term debt). The following table presents the Company’s long-term debt and the ratio used to measure it:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	September 30, 2008	December 31, 2007
Long-term debt (in millions)	$2,418	$1,225
Long-term debt to total capital	48%	25%

Long-term debt includes debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp. and bank loans under liquidity facilities. The increase in the long-term debt to capital ratio reflects the issuance of surplus notes in 2008, net of repurchases, and liquidity facility drawdowns in 2008. Additionally, significant losses recorded in our investment portfolios and insurance exposure in 2008 substantially offset growth in shareholders’ equity from the effect of our capital raising initiatives completed in January and February 2008.

Capital Strengthening Plan

In the fourth quarter of 2007, deterioration in the RMBS and CDO sectors resulted in the major rating agencies reassessing the capital adequacy ratios of financial guarantors to reflect deterioration in the expected performance of transactions within the financial guarantors’ insured portfolios. To enable the Company to maintain appropriate claims-paying resources in order to sustain the triple-A financial strength ratings assigned to MBIA Corp., a comprehensive capital strengthening plan was announced on January 9, 2008. We have successfully completed our capital strengthening plan, with the exception of executing reinsurance transactions. However, we were not able to avoid downgrades of MBIA Corp.’s financial strength ratings by the major credit rating agencies primarily as a result of factors other than capital or claims-paying resources recently considered by the rating agencies in assessing our ratings. The rating agencies attributed their downgrades to factors that include a diminished outlook for new business generation, reduced financial flexibility and vulnerability to further stress in the residential mortgage sector. Each of the components of the capital strengthening plan and developments to date are discussed below.

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

Net Release of Capital Supporting Amortizing, Maturing and Terminating Transactions

Our capital position has been enhanced as a result of the amortization, maturation, refunding, and negotiated terminations of existing contracts within our insurance and asset/liability products segments during the quarter. The capital position improvement was partially offset by increased capital requirements for downgraded credits and downgraded reinsurers. Moody’s recently placed the Company’s rating on review for downgrade and indicated that they will be assessing the Company’s RMBS exposure in light of their expectations for further deterioration in mortgage performance. This review is likely to result in Moody’s increasing the capital they require the Company to set aside for its RMBS exposure which will reduce the Company’s capital cushion at its current ratings.

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

Securities Repurchases

On February 1, 2007, our Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. However, due to our decision in the third quarter of 2007 to suspend share repurchases under the program in light of concerns and uncertainties regarding the housing markets, the structured finance sector and the U.S. economy, no shares were repurchased during the first six months of 2008.

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

As of September 30, 2008, we had repurchased 17.7 million shares under the program at an average price of $42.48 per share and in the three months ended September 30, 2008 we repurchased 7.7 million shares at an average price of $11.69 per share. As of September 30, 2008, $250 million remains available under our $1 billion share buyback program.

In addition to common stock repurchases, MBIA Inc. or its subsidiaries may also repurchase their outstanding debt securities. In the three months ended September 30, 2008, MBIA Inc. repurchased $98.9 million par value outstanding of its general corporate debt at an average price of 71.69. Additionally, in the three months ended September 30, 2008, MBIA Corp. repurchased $47.3 million par value outstanding of its surplus notes at an average price of 77.08. During 2008, our investment management services operations have also repurchased MTNs issued by its asset/liability products segment. In the three months ended September 30, 2008, the investment management services operations repurchased $411 million par value outstanding of its MTNs at an average price of 51.00. In the nine months ended September 30, 2008, the investment management services operations repurchased a total of $1.0 billion par value outstanding of its MTNs at an average price of 71.59.

Soft Capital

The Company has available various facilities, such as lines of credit and equity-based facilities, which further support our claims-paying resources. In aggregate, we believe our claims-paying resources are more than adequate to support our business risks. As of September 30, 2008, MBIA Corp. maintained a $450 million limited recourse standby line of credit facility with a group of major banks to provide funds for the payment of claims in excess of the greater of $500 million of cumulative claims, net of recoveries, or 5% of average annual debt service with respect to U.S. public finance transactions. The agreement is for a ten-year term, which expires in March 2015.

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

hold them until the next auction in which sufficient bids are received. The maximum prescribed rate is 30-day LIBOR plus 150 basis points if MBIA Corp. maintains a financial strength rating from S&P and Moody’s at or above AA- and Aa3, respectively, or 30-day LIBOR plus 200 basis points if MBIA Corp.’s financial strength rating falls below either AA- or Aa3. Due to the decline in the demand for short-term structured securities during the last several quarters, all CPCT securities were unable to be remarketed at their most recent remarketing date, resulting in the current investors of the CPCT securities receiving the maximum prescribed interest rate from August 14, 2007 through September 30, 2008. As of December 31, 2007, the Trusts were rated AA and Aa2 by S&P and Moody’s, respectively. However, in January 2008 and again in June 2008 the Trusts were downgraded by both S&P and Moody’s. The trusts are currently rated A- by S&P and Baa2 by Moody’s.

On November 4, 2008, MBIA Corp. initiated the notification process to the trustees of the Trusts that it would exercise the put option to sell to the Trusts the perpetual preferred stock of MBIA Corp. Upon MBIA exercising the put option, the Trusts will transfer the proceeds to MBIA Corp. in exchange for the preferred stock that will be held by the Trusts. The dividend rate on the preferred stock will be equal to the auction rate, currently at LIBOR plus 200 basis points. MBIA plans to hold the proceeds in cash and cash equivalent securities in order to enhance its financial flexibility. Once MBIA completes exercising the put options on all trusts, MBIA Insurance Corporation’s statutory capital and MBIA Inc’s shareholders’ equity will both increase by $400 million, excluding issuance costs.

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

LIQUIDITY

Liquidity is evaluated on a legal entity basis. From MBIA Inc., we conduct the operations of our corporate segment and certain activities within the asset/liability products segment of our investment management services operations. The liquidity needs of our segments are analyzed separately, as they are managed on a stand-alone basis. Cash needs in the corporate segment of the holding company are primarily for dividends to its shareholders, interest payments on corporate debt and operating expenses. Cash flows to the corporate segment consist of dividend payments from MBIA Insurance Corporation and the distributable earnings of the investment management services operations and dividends from asset management subsidiaries, investment income and the issuance of debt. Additionally, the corporate segment maintains excess cash and investments to ensure it is able to meet its ongoing short-term and long-term cash requirements. As of September 30, 2008, the corporate segment had $1.2 billion of cash and investments available for general corporate liquidity purposes. It also had access to a $500 million revolving credit facility, as described below, which may be used for general corporate purposes. The corporate segment’s annual cash needs forecasted from October 1, 2008 to September 30, 2009 are approximately $115 million. As of November 4, 2008, the corporate segment loaned $600 million to the asset/liability products segment to enhance its liquidity position and fund payments associated with its debt and investment agreement obligations in lieu of selling investments in the current highly stressed credit environment.

As previously announced, after consultation with the NYSID, we had decided to contribute $900 million of the proceeds of the February 13, 2008 public offering to our insurance subsidiaries, consistent with our previously announced capital strengthening plan to maintain our triple-A ratings and support our existing and future policyholders. However, as a result of subsequent discussions with Moody’s and S&P in which they stated that the maintenance of triple-A ratings by MBIA Corp. would be dependent on factors other than the amount of capital or claims-paying resources, we did not contribute the $900 million to MBIA Corp.

Within the investment management services operations, the asset/liability products segment has had material liquidity needs. In addition to the payment of operating expenses, cash needs in the asset/liability products segment are primarily for the payment of principal and interest on investment agreements and MTNs, and for posting collateral under investment agreement contracts. During 2008, liquidity needs have increased significantly due to the requirement to post high grade eligible collateral and to fund terminations of certain investment agreements resulting from the downgrades of MBIA Corp. by the credit rating agencies. The sources of cash within the asset/liability products segment to meet its liquidity needs include scheduled maturities of high quality assets, net investment income and dedicated capital held within the investment management services operations. If needed, assets held within the segment can be sold or used in secured repurchase agreement borrowings to raise cash. However, our ability to sell assets or borrow against non-U.S. government securities in the fixed-income markets has decreased dramatically and the cost of such transactions has increased dramatically over the last several months due to the impact of the credit crisis on the willingness of investors to purchase or lend against even very high quality assets.

The Company has issued diversified funding liabilities over various products, maturities and markets within the asset/liability products segment. Included in these liabilities are investment agreements in which counterparties in the normal course of business have the ability to withdraw monies on dates other than those specified in projected draw-down schedules, in accordance with permitted uses of funds. This liquidity risk is mitigated by (i) provisions in the investment agreements which do not allow discretionary withdrawals and limit an issuer’s withdrawal of funds to specific uses outlined in the agreements, and (ii) risk management procedures that require the regular re-evaluation and re-projection of draw-down schedules and the rebalancing of asset cash flows as needed to meet these draw-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

downs. As a result of asset sales during the second and third quarters of 2008 executed to enhance liquidity and meet early termination of some investment agreements (as described below), the current weighted average life, duration and cash flow structure of the asset portfolio is shorter than the projected liability payments, which will come due in the normal course of business.

Investment agreements have provisions for collateral posting and/or early termination upon downgrade of MBIA Corp. to certain ratings levels. As of September 30, 2008, we had $17.9 billion in outstanding liabilities related to our asset/liability products business, of which $10.5 billion were investment agreements. All of the investment agreements were collateralized by cash or very high grade securities as a result of the downgrade of MBIA Corp. to A2 by Moody’s in June 2008. Up to $7.8 billion of the investment agreement portfolio can be terminated automatically or at the investor’s option if MBIA Corp. were downgraded to Baa1 or below by Moody’s or BBB+ or below by S&P. The asset/liability products segment had approximately $8.1 billion in cash and government securities in its portfolio to satisfy these requirements.

The remaining $10.1 billion in asset/liability products liabilities consists of MTNs issued by MBIA Global Funding LLC, term repurchase agreements and investment agreements that are not subject to further collateralization or termination at the investor’s option upon a downgrade. Payments and collateral requirements on the remaining liabilities in the asset/liability products segment that are not subject to termination upon a downgrade of MBIA Corp. are expected to be met without the need for additional asset sales in the current stressed credit environment but rather from cash flows from investments and other available liquidity sources. Other available liquidity resources include a portion of the cash held by the holding company for general corporate purposes and a repurchase agreement between MBIA Inc. and MBIA Insurance Corporation to be implemented in the fourth quarter of 2008.

Pursuant to the repurchase agreement between MBIA Inc. and MBIA Insurance Corporation, the asset/liability products segment may transfer securities in its portfolio for up to $2 billion in cash from MBIA Insurance Corporation. In the event that the book value of the transferred securities declines below the amount outstanding under the facility, MBIA Inc. will be required to transfer additional securities or reduce the outstanding amount. The repurchase agreement has a term of three years. The repurchase arrangement has been approved by the NYSID and, in connection with the approval, MBIA Inc. has agreed to repay amounts transferred under the repurchase agreement before returning the $600 million that the corporate segment transferred to the asset/liability products segment as described above.

Certain events, however, could place stress on our ability to meet asset/liability segment obligations without additional asset sales or borrowing facilities, including any further asset impairments, asset or liability cashflow variability, or increased collateral margin requirements due to a reduction in market value or rating eligibility on assets we pledge. In such events, we may be forced to sell additional assets at potentially substantial losses to meet such obligations.

Liquidity needs in our insurance operations are primarily for the payment of insurance claims, operating expenses, dividends to MBIA Inc. and, beginning in 2008, interest on surplus notes. These needs are primarily met through operating cash flows from premium payments and investment income. As of September 30, 2008, MBIA Corp. also had cash and available-for-sale investments of $11.3 billion and access to a total of $850 million through its standby line of credit facility and its CPCT facility.

Principal payments due under debt liabilities in the three months ending December 31, 2008 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars and liabilities issued at a discount reflect principal amounts due at maturity.

	As of September 30, 2008
In millions	Three months ending December 31, 2008	2009	2010	2011	2012	Thereafter	Total
Corporate Segment:
Short-term debt	$—	$7	$—	$—	$—	$—	$7
Long-term debt	—	—	141	100	—	922	1,163
Insurance Segment:
Surplus notes	—	—	—	—	—	953	953
VIE floating rate notes	15	49	34	23	16	1,103	1,240
Asset/Liability Products Segment:
Investment agreements	847	2,179	1,699	496	737	5,408	11,366
Medium-term notes	1,726	1,340	461	63	129	3,328	7,047
Securities sold under agreements to repurchase	—	569	15	—	500	—	1,084
Conduit Segment:
Medium-term notes	121	387	274	535	—	1,100	2,417
Commercial paper	—	—	—	—	—	—	—
Long-term bank loans	3	14	15	17	18	272	339

Total	$2,712	$4,545	$2,639	$1,234	$1,400	$13,086	$25,616

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Cash Flows

The consolidated liquidity and operating cash requirements of the Company are met by cash flows generated from operations, which were more than adequate to meet cash needs in the nine months ended September 30, 2008. Our operating cash flows totaled $400 million for the nine months ended September 30, 2008 compared with $698 million for the nine months ended September 30, 2007. The majority of net cash provided by operating activities is typically generated from premium writings and investment income in our insurance operations. Additionally, in the first nine months of 2008 we received $277 million in refunds of income taxes paid in prior years, which was partially offset by claim payments made on our insurance policies. Net cash flow from operating activities in our insurance operations decreased during the first nine months of 2008 compared with the same period of 2007 as discussed below.

During 2008, we currently expect that we will be required to make total loss payments, before reinsurance, of between $1.5 billion and $1.6 billion, of which approximately 95% relates to insured credits in the RMBS and home equity sectors. In addition, our surplus notes required interest payments totaling $70 million in July 2008. The next interest payment will be in January 2009. We anticipate that cash flow from operations in 2008 in conjunction with our current capital resources, inclusive of the capital strengthening actions taken through February 2008, will be sufficient to meet our estimated liquidity and operating cash requirements in 2008 and the foreseeable future.

MBIA Corp.’s net cash flow from operating activities for the first nine months of 2008 was $407 million and was primarily generated from premium writings, investment income and tax refunds. MBIA Corp.’s net cash flow from operating activities for the first nine months of 2007 was $695 million. The decrease in net cash flow was primarily related to an increase in loss payments, partially offset by an increase in premiums collected, during the first nine months of 2008 compared with the same period of 2007.

Investing Cash Flows

For the nine months ended September 30, 2008, net cash provided by investing activities was $9.4 billion compared with net cash used by investing activities of $5.3 billion during the comparable period in 2007. The change was the result of an increase in securities sales related to investment agreement withdrawals and terminations, MTN repurchases, and to improve liquidity within our asset/liability products segment.

Financing Cash Flows

For the nine months ended September 30, 2008, net cash used by financing activities was $7.5 billion compared with net cash provided by financing activities of $4.7 billion during the comparable period in 2007. The change was primarily due to a net increase in investment agreement withdrawals and terminations and MTN repurchases and repayments, partially offset by proceeds received from our capital issuance and surplus notes transactions.

Subsidiary Dividends

Under New York State insurance law, without prior approval of the Superintendent of the NYSID, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. The payment of regular dividends in any 12-month period are limited to the lesser of (i) 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements and (ii) 100% of adjusted net investment income. For the nine months ended September 30, 2008, MBIA Corp. did not declare or pay any dividends to MBIA Inc. as part of our strategy to conserve and build capital. However, MBIA Corp. may begin paying dividends to MBIA Inc. in future periods. As of September 30, 2008, MBIA Corp.’s dividend capacity under insurance law was approximately $189 million. In the fourth quarter of 2008, we will record a contingency reserve related to the FGIC reinsurance transaction in accordance with New York State insurance law on our statutory financial statements. We also plan to discuss releases of contingency reserves with the NYSID in light of the losses we have incurred and the claims we have paid to date. These changes may affect the dividend capacity of MBIA Insurance Corporation.

Credit Facilities

As of September 30, 2008, MBIA maintained a revolving credit facility totaling $500 million with a group of highly rated global banks, which expires in May 2011. The facility contains certain covenants including, among others, that the consolidated net worth of MBIA Inc. and MBIA Corp. (which is defined to include our surplus notes as an equity item) will not fall below $2.8 billion and that the ratio of consolidated debt to equity for MBIA Inc. and MBIA Corp. will not exceed 30%, at any time. In January 2008, the Company amended the credit facility to treat the surplus notes as equity in the net worth and leverage calculations. This facility does not include any credit rating triggers or any provisions that could require the posting of collateral. The Company was in compliance with all of the revolving credit facility covenants as of September 30, 2008, although less than all of the $500 million limit was available, due to the covenants above. We are currently in discussions with several of the banks to amend the definition of consolidated net worth to exclude certain unrealized gains and losses. From inception through September 30, 2008, there were no borrowings under the facility.

Triple-A One Funding Corporation (“Triple-A One”), an MBIA-administered multi-seller conduit consolidated in the Company’s conduit segment, issues commercial paper to fund the purchase of assets from structured finance clients. Assets purchased by Triple-A One are insured by MBIA Corp. Triple-A One maintains backstop liquidity facilities for each transaction, covering 100% of the face amount of commercial paper outstanding, with banks rated A-1/P-1 or better by S&P and Moody’s, respectively. These liquidity facilities are designed to allow Triple-A One to repay investors in the event of a market disruption in which Triple-A One is unable to issue new commercial paper to replace maturing commercial paper. The financial guarantee policies issued by MBIA Corp. to insure the assets of Triple-A One cannot be accelerated to repay maturing commercial paper or borrowings under liquidity facilities and only guarantee ultimate payments over time relating to the assets. Through January 2008, no borrowings were made under any of Triple-A One’s liquidity facilities. During 2008, Triple-A One borrowed under its liquidity facilities to repay maturing commercial paper. As of September 30, 2008, Triple-A One had $339 million of borrowings outstanding under its liquidity facilities. The borrowings were used to repay all outstanding commercial paper.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments

The available-for-sale investment portfolio comprises high-quality fixed-income securities and short-term investments. As of September 30, 2008 and December 31, 2007, the fair value of the consolidated available-for-sale investment portfolio (excluding receivables for investments sold and payables for investments purchased) was $25.4 billion and $36.5 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of September 30, 2008 and December 31, 2007 were $2.6 billion and $264 million, respectively.

In millions	September 30, 2008	December 31, 2007	Percent Change 2008 vs. 2007
Available-for-sale investments:
Insurance operations:
Amortized cost	$11,091	$10,067	10%
Unrealized net gain (loss)	(404)	250	(262)%

Fair value	$10,687	$10,317	4%

Investment management services operations:
Amortized cost	$16,120	$26,672	(40)%
Unrealized net gain (loss)	(1,935)	(910)	113%

Fair value	$14,185	$25,762	(45)%

Corporate operations:
Amortized cost	$504	$380	33%
Unrealized net gain (loss)	(4)	4	192%

Fair value	$500	$384	30%

Total available-for-sale portfolio:
Amortized cost	$27,715	$37,119	(25)%
Unrealized net gain (loss)	(2,343)	(656)	257%

Fair value	$25,372	$36,463	(30)%

The increase in the amortized cost of the insurance operations’ available-for-sale investments as of September 30, 2008 compared with December 31, 2007 was the result of proceeds from the issuance of the surplus notes, proceeds from the sale of MBIA Inc. common stock to Warburg Pincus contributed to the insurance operations, and positive cash flows from operations. The decrease in the amortized cost of available-for-sale investments in the investment management services operations principally resulted from the maturity and sale of investments to repay investment agreement and medium-term note obligations within the asset/liability products segment, as well as the other-than-temporary impairment of certain securities. Corporate investments increased as of September 30, 2008 compared with December 31, 2007 as a result of proceeds from MBIA Inc.’s common stock offering.

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

Investments for which the Company has recorded unrealized losses are tested quarterly for other-than-temporary impairment. For each security that meets the threshold of either 20% impaired at the time of review or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period, a further analysis of the security is performed to assess if the impairment is other-than-temporary. See “Note 2: Significant Accounting Policies” in the notes to consolidated financial statements included in MBIA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for additional information on our policy for assessing other-than-temporary impairments. As of September 30, 2008, the Company had a pre-tax unrealized net loss of $1.9 billion related to its investment management services operations’ available-for-sale investment portfolio, which primarily resulted from changes in the market value of ABS investments due to significant widening of market credit spreads. Included in the investment management services operations’ pre-tax unrealized net loss of $1.9 billion were unrealized gross losses totaling $878 million within the asset-backed sector, primarily consisting of CDO, RMBS, auto loan and credit card investments.

The following table presents the fair values and unrealized losses by credit rating category of ABS included in our consolidated investment portfolio as of September 30, 2008 for which fair value is less than amortized cost. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of September 30, 2008 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Total
Asset-Backed Sector	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS CDO	$94	$(102)	$37	$(56)	$28	$(33)	$17	$(22)	$28	$(131)	$204	$(344)
Non-Agency RMBS	353	(110)	121	(48)	84	(47)	35	(36)	51	(52)	644	(293)
Corporate CDO	292	(62)	17	(3)	107	(19)	1	(9)	2	(1)	419	(94)
Auto Loans	243	(9)	43	(2)	54	(4)	72	(8)	18	(5)	430	(28)
Credit Cards	238	(24)	—	—	4	(1)	—	—	—	—	242	(25)
CMBS	7	(1)	—	—	—	—	—	—	—	—	7	(1)
Other ABS	73	(11)	82	(17)	279	(44)	74	(21)	—	—	508	(93)

Total	$1,300	$(319)	$300	$(126)	$556	$(148)	$199	$(96)	$99	$(189)	$2,454	$(878)

We have reviewed the above securities as part of our assessment of other-than-temporary impairments of our entire investment portfolio. During our review, we assessed (i) the magnitude and duration of declines in fair value and (ii) the reasons for the declines, such as general credit spread movements in each asset-backed sector, transaction-specific changes in credit spreads, credit rating downgrades, and modeled defaults and principal and interest payment priorities within each investment structure. 96% of our investments in asset-backed securities included in the preceding table were rated investment grade with 53% rated Aaa. Of the $2.5 billion of ABS reported in the preceding table, $1.0 billion include the benefit of guarantees provided by third-party financial guarantors and $572 million include the benefit of guarantees provided by MBIA Corp. The average credit rating of all of guaranteed asset-backed securities, using the higher of the guarantors’ ratings or the underlying ratings, was Aa and the average underlying credit rating of those securities, without giving effect to the guarantees, was Baa. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA, 15% of the securities included in the preceding table were rated below investment grade, totaling to $359 million of the $2.5 billion of asset-backed securities.

Based on our assessment of other-than-temporary impairments within our investment portfolios, we concluded that three ABS were other than temporarily impaired as of September 30, 2008 and we recorded realized losses of $53 million on these securities through current earnings for the three months ended September 30, 2008. Impairments of ABS investments in the third quarter of 2008 resulted from our reassessment of the likelihood we will receive an amount equal to our carrying value. For the nine months ended September 30, 2008, we recorded $477 million of realized losses on 29 other than temporarily impaired ABS. Impairments of ABS investments prior to the third quarter of 2008 principally resulted from actual or expected securities sales executed in connection with rebalancing our asset/liability products’ asset portfolio. We believe that, over time, the remainder of our asset-backed investments will recover to fair values at least equal to their amortized costs through improvements in market conditions and the repayment of principal. As we have the ability and intent to hold these securities until such a recovery in value, we have not realized losses on the remainder of our asset-backed investment portfolio through current earnings. However, as circumstances change, we may take additional impairments on these securities in the future.

The weighted average credit quality of the Company’s fixed-income portfolios has been maintained at double-A since its inception. The quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

from Moody’s as of September 30, 2008 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

	Insurance Available-for-Sale		Investment Management Services Available-for-Sale		Investments Held-to-Maturity		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Aaa	$4,454	52%	$2,781	41%	$519	17%	$7,754	42%
Aa	3,139	36%	1,716	26%	145	5%	5,000	27%
A	932	11%	1,728	26%	1,100	35%	3,760	20%
Baa	83	1%	337	5%	1,363	43%	1,783	9%
Below Investment Grade	6	0%	133	2%	—	—	139	2%
Not rated	—	—	—	—	—	—	—	—

Total	$8,614	100%	$6,695	100%	$3,127	100%	$18,436	100%

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. (“MBIA Insured Investments”). At September 30, 2008, Insured Investments at fair value, excluding conduit segment investments, represented $3.9 billion or 13% of total investments, of which $1.3 billion or 4% of total investments were insured by MBIA Corp. Conduit investments represented $1.9 billion or 7% of total investments and were all insured by MBIA Corp.

The distribution of the Company’s Insured Investments by financial guarantee insurer as of September 30, 2008 is presented in the following table:

	Insurance Available-for-Sale		Investment Management Services Available-for-Sale		Conduit Held-to-Maturity		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$285	1%	$971	3%	$1,911	7%	$3,167	11%
Ambac	201	1%	574	2%	—	—%	775	3%
FSA	489	1%	512	2%	—	—%	1,001	3%
FGIC	284	1%	308	1%	—	—%	592	2%
Other	9	0%	240	1%	—	—%	249	1%

Total	$1,268	4%	$2,605	9%	$1,911	7%	$5,784	20%

In purchasing Insured Investments, the Company independently assesses the underlying credit quality, structure and liquidity of each investment, in addition to the creditworthiness of the insurer. Insured Investments are diverse by sector, issuer and size of holding. The Company assigns underlying ratings to its Insured Investments without giving effect to financial guarantees based on the lower of underlying ratings assigned by S&P or Moody’s when an underlying rating is published by either rating agency, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment. At September 30, 2008, based on the actual or estimated underlying ratings in the consolidated investment portfolio, excluding conduit segment investments, without giving effect to financial guarantees, (i) the weighted average rating of the investment portfolio would be in the Aa range, (ii) the weighted average rating of just the Insured Investments in the investment portfolio would be in the A range and (iii) less than 3% of the investment portfolio would be rated below investment grade.

The underlying ratings of the MBIA Insured Investments as of September 30, 2008 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the table below are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating agency, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Underlying Ratings Scale
In millions	Insurance Available-for- Sale	Investment Management Services Available-for-Sale	Conduit Held-to-Maturity	Total
Aaa	$6	$96	$548	$650
Aa	6	138	—	144
A	98	271	—	369
Baa	80	445	1,363	1,888
Below Investment Grade	95	21	—	116

Total	$285	$971	$1,911	$3,167

Without giving effect to the MBIA guarantee of total MBIA Insured Investments in the consolidated investment portfolio, at September 30, 2008, based on the actual or estimated underlying ratings, including conduit segment investments, (i) the weighted average rating of the investment portfolio would be in the A range, (ii) the weighted average rating of just the MBIA Insured Investments in the investment portfolio would be in the A range and (iii) less than 2% of the investment portfolio would be rated below investment grade.

Conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the conduits. All transactions currently funded in the conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted average underlying rating for transactions currently funded in the conduits was A- by S&P and A2 by Moody’s at the time such transactions were funded. MBIA estimates that the current weighted average underlying rating of all outstanding conduit transactions was A+ by S&P and A1 by Moody’s at September 30, 2008.

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

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2008 from instantaneous shifts in interest rates.

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$894	$634	$335	$(327)	$(644)	$(939)

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments (including investment securities and investment agreement and MTN obligations) as of September 30, 2008 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. MBIA Corp.’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally change in opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$298	$77	$(71)	$(248)

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the requirements of SFAS 133. The insurance transactions primarily consisted of structured CDSs on pools of various types of reference obligations with considerable subordination beneath MBIA’s risk exposure at the time of issuance. All these transactions were insured by the Company’s insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of September 30, 2008, approximately 83% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s investment management services operations enter into single-name CDSs as part of its asset management activities. During the first nine months of 2008, the value of the Company’s credit derivative contracts were affected predominantly by changes in credit spreads of the underlying reference obligations’ collateral, changes in recovery rate assumptions, erosion of subordination and ratings downgrades of securities backing CDOs. This was significantly offset by the effect of the Company’s own credit risk on the portfolio in accordance with SFAS 157. As those risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

Since December 31, 2006, the Company’s portfolio of insured structured CDSs has become increasingly concentrated in transactions where the underlying reference obligations comprise CMBS and asset-backed collateral including RMBS, in addition to corporate securities. As a result, the portfolio is more sensitive to changes in credit spreads in those sectors. Beginning in the second half of 2007, credit spreads in those sectors increased significantly, resulting in a substantial decrease in the fair value of the Company’s portfolio of structured CDSs. Refer to the discussion of the attribution of the mark-to-market loss for the third quarter of 2008 included in the “Results of Operations” section.

In the first nine months of 2008, we have observed a further extensive widening of market spreads and credit quality deterioration of certain tranches within our insured CDOs. In addition, the Company has observed an extensive widening of its own credit spreads. Predominantly, as a result of the further market spread widening and the deterioration of some credit factors, MBIA suffered additional mark-to-market losses on the portfolio, however, this was significantly offset by the effect of SFAS 157 due to our own spreads widening. As changes in fair value can be caused by factors unrelated to the performance of MBIA’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting may cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

The following tables reflect sensitivities to changes in credit spreads, recovery rates, rating migrations and to changes in our own credit spreads. Each table stands on its own and should be read independently of each other.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of September 30, 2008. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein. In scenarios where credit spreads decreased, a floor of zero was used. Contracts for which fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as the Company is unable to obtain data necessary to model hypothetical changes in such contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Change in Credit Spreads
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gain/(loss)	$1,324	$668	$198	—	$(216)	$(1,056)	$(3,541)
Estimated net fair value	$(2,565)	$(3,221)	$(3,691)	$(3,889)	$(4,105)	$(4,945)	$(7,430)

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

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a one and three notch rating change in the credit quality as of September 30, 2008. A notch represents a one step movement up or down in the credit rating. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein. Contracts for which fair value is calculated using specific dealer quotes, trustee provided spreads or actual transaction prices are excluded from the following table as the Company is unable to obtain data necessary to model hypothetical changes in such contracts.

	Change in Credit Ratings (Insurance Operations)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gain/(loss)	$632	$205	$—	$(390)	$(914)
Estimated net fair value	$(3,145)	$(3,572)	$(3,777)	$(4,167)	$(4,691)

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of September 30, 2008. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein. Contracts for which fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as the Company is unable to obtain data necessary to model hypothetical changes in such contracts.

	Change in Recovery Rates (Insurance Operations)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gain/(loss)	$857	$450	$—	$(441)	$(917)
Estimated net fair value	$(2,920)	$(3,327)	$(3,777)	$(4,218)	$(4,694)

SFAS 157 requires the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivative portfolio using upfront credit spreads of 50% and 0%. The actual upfront spread used in the valuation at September 30, 2008 was 41.50%. The below amounts include an additional annual running credit spread of 5%. Contracts for which fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as the Company is unable to obtain data necessary to model hypothetical changes in such contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	MBIA Upfront Credit Spread (Insurance Operations)
In millions	Decrease to 0 Percentage Points	No Change	Increase to 50 Percentage Points
Estimated pre-tax net gain/(loss)	$(5,089)	$—	$905
Estimated net fair value	$(8,866)	$(3,777)	$(2,872)

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

An update of the Company’s market risk as of September 30, 2008 is included under “Market Risk” within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that these claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. The plaintiffs have appealed that decision to the United States Court of Appeals for the Second Circuit. The plaintiffs argue that the dismissal should be reversed on several grounds. The appeal has been fully briefed and is scheduled to be argued on October 31, 2008. No date for arguing the appeal has been set. The Company does not expect the outcome of the private securities litigation to have a material adverse affect on its financial condition, although the outcome is uncertain and no assurance can be given that the Company will not suffer a loss.

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re. MBIA, Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff the Teachers’ Retirement System of Oklahoma seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to losses stemming from the Company’s insurance of CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. Defendants’ answers or motions to dismiss are due on December 15, 2008.

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former directors, and against the Company, as nominal defendant, Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515, (the “Detroit Complaint”), was filed in the United States District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Consolidated Class Action, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The Detroit Complaint purports to relate to a so-called “Relevant Time Period” from February 9, 2006, through the time of filing of the complaint. The board has formed a special litigation committee to evaluate the claims in the Detroit Complaint.

On August 11, 2008, shareholder derivative lawsuit Crescente v. Brown et al., No. 08-17595 was filed in the Supreme Court of the State of New York, County of Westchester against certain of the Company’s present and former directors, and against the Company, as nominal defendant. The gravamen of this complaint is similar to the Detroit Complaint except that the time period assertedly covered is from January, 2007, through the time of filing of this complaint. The board has formed a special litigation committee to evaluate the claims in this complaint.

The Company has received subpoenas or informal inquiries from a variety of regulators, including the Securities and Exchange Commission, the Securities Division of the Secretary of the Commonwealth of Massachusetts, and other states’ regulatory authorities, regarding a variety of subjects, including disclosures made by the Company to underwriters and issuers of certain bonds, disclosures regarding the Company’s structured finance exposure, the Company’s communications with rating agencies, and the methodologies used by rating agencies for determining the credit rating of municipal debt. The Company is cooperating fully with each of these regulators and is in the process of satisfying all such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

On July 23, 2008, the City of Los Angeles filed two complaints in the Superior Court of the State of California for the County of Los Angeles against the Company and others. The first, against the Company, AMBAC Financial Group, Inc., XL Capital Assurance Inc., ACA Financial Guaranty Corp., Financial Guaranty Insurance Company, and CIFG Assurance North America, Inc., alleged (i) participation in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance and (ii) participation in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and a failure adequately to disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence, and negligent misrepresentation. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, San Francisco County, by the City of Stockton on July 23, 2008, by the City of Oakland on August 28, 2008, by the City of San Francisco on October 8, 2008, and by the County of San Mateo on October 23, 2008.

The City of Los Angeles’s second complaint named as defendants certain other financial institutions as well as bond insurers, including the Company, AMBAC Financial Group, Inc., Financial Security Assurance, Inc., Financial Guaranty Insurance Company and Security Capital Assurance Inc., and alleged fraud and violations of California’s antitrust laws through bid-rigging in the sale of municipal derivatives to municipal bond issuers. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, Los Angeles County, by the County of San Diego on August 28, 2008, and in Superior Court, San Francisco County, by the City of Stockton on July 23, 2008, by the County of San Mateo on October 7, 2008, and by the County of Contra Costa on October 8, 2008.

On September 30, 2008, MBIA Corp. commenced an action in the New York State Supreme Court against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleges fraudulent conduct in the origination and sale of home equity loans included in MBIA Corp.-backed securitizations of pools of home equity loans and breaches of both Countrywide’s representations and warranties and its contractual obligation to cure or repurchase ineligible loans as well as its sales and servicing obligations, among other things. In addition, on October 15, 2008, MBIA Corp. commenced an action in the United States District Court for the Southern District of New York against Residential Funding Company, LLC (“RFC”). The complaint alleges that RFC fraudulently induced MBIA Corp. to provide financial guarantee policies with respect to five RFC closed end home equity second-lien and HELOC securitizations, and that RFC breached its contractual representations and warranties, as well as its obligation to repurchase ineligible loans, among other things. There can be no assurance that the Company will prevail in either the Countrywide or RFC actions. On October 16, 2008, MBIA Corp. received a demand for arbitration by a third-party reinsurer relating to cessions made to it under reinsurance treaty agreements entered into with the reinsurer by MBIA Corp. and certain of its subsidiary insurers in 2006 and 2007. The demand alleges that MBIA Corp. engaged in violations of the terms of the treaty agreements and of its duty of utmost good faith. Certain of the policies ceded pursuant to the treaties include those on which MBIA Corp. has identified loss reserves. MBIA is cooperating fully with the demand.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 1A.	Risk Factors

There has been no material changes in the Company’s risk factors during the nine months ended September 30, 2008. For additional information on risk factors, refer to Part I, Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2007.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. However, due to our decision in the third quarter of 2007 to suspend share repurchases under the program in light of concerns and uncertainties regarding the housing markets, the structured finance sector and the U.S. economy, no shares were repurchased during the first six months of 2008.

In August 2008, our Board of Directors approved the resumption of our share repurchase program. Repurchases of common stock will be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to maintain the claims-paying ratings of MBIA Corp. and support MBIA’s businesses. As of September 30, 2008, we had repurchased 17.7 million shares under the program at an average price of $42.48 per share. As of September 30, 2008, $250 million remains available under our $1 billion share buyback program.

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

On February 13, 2008, the Company completed a public offering of 94.65 million shares of MBIA common stock at $12.15 per share. Pursuant to the amended agreement with Warburg Pincus, Warburg Pincus was granted 4 million of “B2” warrants at a price of $16.20 per share. In addition, under anti-dilution provisions in the agreement with Warburg Pincus, the terms of the warrants issued to Warburg Pincus on January 30, 2008 were amended, which resulted in (a) the 8.7 million of warrants exercisable at $40 per share were revised to 11.5 million warrants exercisable at $30.25 per share and (b) the 7.4 million of “B” warrants exercisable at $40 per share were revised to 9.8 million “B” warrants exercisable at $30.25 per share. See Note 29, “Subsequent Events,” in the Notes to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 for additional information on the agreement with Warburg Pincus and the common stock offering.

The table below sets forth repurchases made by the Company in each month during the third quarter of 2008:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Amount Purchased as Part of Publicly Announced Plan	Maximum Amount That May Yet Be Purchased Under the Plan (In thousands)
July	707	$9.96	$—	$340,056
August	4,491,805	$9.89	$4,491,129	$295,656
September	3,210,536	$14.22	$3,210,200	$250,015

(1)	1,719 shares were repurchased by the Company for settling awards under the Company’s long-term incentive plans.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Reinsurance Agreement, dated as of September 30, 2008, between Financial Guaranty Insurance Company and MBIA Insurance Corporation

31.1	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC. Registrant

Date: November 5, 2008	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: November 5, 2008	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)