Form 10-K
period 2008-12-31
MBIA INC
filed 2009-03-02
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008 was $814,155,326.

As of February 25, 2009, 208,713,676 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference. Portions of the Definitive Proxy Statement of the Registrant, which will be filed on or before March 31, 2009, are incorporated by reference into Parts I and III.

Part I

Item 1. Business

OVERVIEW OF OUR SERVICES

MBIA Inc. (“we,” “us,” “MBIA” or the “Company”) provides the following financial services on a global basis: (1) financial guarantee insurance, as well as related reinsurance, advisory and portfolio services for the public and structured finance markets, and (2) investment management services, including advisory services, asset/liability products and conduits.

Our financial guarantee insurance provides investors with an unconditional and irrevocable guarantee of the payment of the principal, interest or other amounts owing on insured obligations when due or, in the event that we have the right at our discretion to accelerate insured obligations upon default or otherwise, upon our acceleration. Because a financial guarantor’s ratings are generally assigned to insured obligations, the principal economic value of financial guarantee insurance for capital markets issuers has been the lower interest cost of an insured obligation relative to the same obligation on an uninsured basis. For investors, our insurance provides not only an additional level of credit protection but also the benefit of our portfolio monitoring and remediation skills throughout the life of the insurance policy. In addition, for complex financings and for obligations of issuers that are not well-known by investors, insured obligations have historically received greater market acceptance than uninsured obligations.

Our investment management services business has three operating segments:

•

asset/liability products, which historically raised funds for investment through the issuance by the Company or its subsidiaries of investment agreements and medium-term notes which are guaranteed by, and receive the rating of, MBIA Insurance Corporation (“MBIA Corp.”), a New York-domiciled licensed financial guarantor that is wholly-owned by the Company, and in general earned a positive spread between the yield on invested assets and liabilities issued while MBIA Corp. enjoyed Triple-A insurer financial strength ratings;

•

advisory services, including cash management, discretionary asset management and structured products provided on a fee-for-service basis for public, not-for-profit corporate and financial services clients, including the Company, MBIA Corp., other affiliates and third-party clients; and

•

conduits, which through two wholly-owned and MBIA-administered financing vehicles, historically provided funding for multiple customers by issuance of commercial paper and medium-term notes (“MTNs”) guaranteed by MBIA Corp. in exchange for administrative fees.

The Company was incorporated as a business corporation under the laws of the state of Connecticut in 1986. We conduct our financial guarantee business through our wholly-owned subsidiaries MBIA Corp. and MBIA Insurance Corp. of Illinois (“MBIA Illinois”) and conduct our investment management business through the Company and its subsidiaries, primarily our wholly-owned subsidiary MBIA Asset Management, LLC (“MBIA Asset Management”). MBIA Corp. is the successor to the business of the Municipal Bond Insurance Association (the “Association”), which began writing financial guarantees for municipal bonds in 1974. MBIA Corp. is the parent of Capital Markets Assurance Corporation (“CapMAC”) and until February 2009, MBIA Illinois, both financial guarantee insurance companies that were acquired by MBIA Corp. At present, no new financial guarantee insurance is being offered by CapMAC, but it is possible that it may insure transactions in the future.

In February 2009, we restructured our business to re-launch MBIA Illinois as a U.S. public finance-only financial guarantee company (the “MBIA Illinois Transformation”) through a series of transactions, including the transfer of MBIA Illinois from MBIA Corp. to a newly established holding company, National Public Finance Guarantee Holdings, Inc., that is 100% owned by MBIA Inc., and the reinsurance by MBIA Illinois of the U.S. domestic public finance businesses of MBIA Corp. and a third party financial guarantor, Financial Guaranty Insurance Corporation (“FGIC”). The MBIA Illinois Transformation is described more fully under the “Our Insurance Operations—MBIA Illinois Portfolio” section below. Generally, throughout the text, references to MBIA Illinois include the portfolios assumed in connection with the MBIA Illinois Transformation.

After giving effect to the MBIA Illinois Transformation, MBIA Corp.’s remaining portfolio consists of global structured finance and non-U.S. public finance business. MBIA Corp. also owns MBIA UK Insurance Limited (“MBIA UK”), a financial guarantee insurance company licensed in the United Kingdom which writes financial

Item 1. Business (Continued)

guarantee insurance in the member countries of the European Union and other regions outside the United States. MBIA UK also insures the policies previously insured by MBIA Assurance S.A. (“MBIA Assurance”), a French insurance company owned by MBIA Corp. which was dissolved on December 28, 2007. In February 2007, MBIA Corp. incorporated a new wholly-owned subsidiary, MBIA México, S.A. de C.V. (“MBIA Mexico”), through which it writes financial guarantee insurance in Mexico. Generally, throughout the text, references to MBIA Corp. include the activities of its subsidiaries, MBIA UK, MBIA Mexico and CapMAC.

OUR BUSINESS STRATEGY

The Company’s insurance and funding programs, like those of other financial guarantors, have historically depended on Triple-A credit ratings. The continuing extreme disruption in global financial markets and economic conditions that began in 2007 has impacted the industry and MBIA, with resulting ratings downgrades below Triple-A for many financial guarantors. The loss of those ratings for MBIA Corp. in the second quarter of 2008 and the events and process leading to the loss of those ratings, each of which is described further under “Rating Agencies” below, resulted in a dramatic reduction of our traditional insurance and funding activities.

In response to the economic and rating events described above, we are continuing efforts that we began in the fourth quarter of 2007 to strengthen our balance sheet and evaluate our business model:

•

Capital Raise Plan: Beginning in the fourth quarter of 2007 and concluding in the first quarter of 2008, we raised $2.6 billion of capital to meet the rating agencies’ then-established capital requirements to maintain a Triple-A rating. While the rating agencies’ Triple-A requirements have since been revised, these efforts increased our liquidity and claims-paying resources in 2008. Due to the continuing market disruption, we continue to explore options to enhance our liquidity. For further information, see “Risk Factors—Liquidity and Market Related Risk Factors” in Part I, Item 1A.

•

Strategic Transformation: On February 25, 2008 we announced a plan (the “Strategic Plan”) to restructure our business as soon as feasible, with a goal of within five years. A significant component of the plan is the creation of separate legal operating entities for our public finance, structured finance and international financial guarantee businesses as well as our asset management business. The objectives behind this initiative are to provide greater resilience and financial flexibility under extreme market stress, to obtain the highest possible ratings for each business, and to create more transparency to investors and policyholders. In February 2009 we completed the first key step in the Strategic Plan with the establishment of a U.S. public finance-only financial guarantee company through the MBIA Illinois Transformation.

Under the MBIA Illinois Transformation, the stock of MBIA Illinois was transferred by MBIA Corp. to the Company, which in turn contributed the stock to a newly established holding company, National Public Finance Guarantee Holdings, Inc., that is 100% owned by the Company. In addition, MBIA Illinois reinsured, effective January 1, 2009, all of the U.S. public finance business of MBIA Corp. through a reinsurance agreement with MBIA Corp. and an assignment by MBIA Corp. of its rights and obligations under its reinsurance agreement with FGIC. The MBIA Illinois reinsurance in each case was offered on a cut-through basis, allowing a reinsurance claim to be presented directly to MBIA Illinois. In addition, MBIA Illinois issued second-to-pay policies covering the MBIA Corp. and FGIC policies it reinsured. Each of these transactions is described in more detail in the “Our Insurance Operations—MBIA Illinois Portfolio” section below.

As a result of these actions, MBIA Illinois is now a stand-alone, separately capitalized and governed insurance company with $554 billion of net par insured. Its assets are available to service the policies of its domestic public finance insureds. MBIA Corp. is now a stand-alone, separately capitalized and governed insurance company with $233 billion of net par insured. Its assets are available to service the policies of its structured finance and international infrastructure insureds. The major rating agencies have recognized this separation with their ratings decisions on these two companies to date.

Following the announcement of the MBIA Illinois Transformation, the ratings assigned to the Company, MBIA Illinois, MBIA Corp. and certain of the underlying bonds that were reinsured by MBIA Illinois through the transaction were revised. Standard and Poor’s Corporation (“S&P”) announced that it had lowered its ratings on MBIA Corp. and its subsidiaries to BBB+ with a negative outlook, lowered its

Item 1. Business (Continued)

ratings on MBIA Illinois to AA- and placed them on CreditWatch with developing implications, and lowered its rating on the Company to BB+ with a negative outlook. Moody’s Investors Service, Inc. (“Moody’s”) downgraded the ratings of MBIA Corp. and its subsidiaries to B3 with developing outlook and placed the Baa1 rating of MBIA Illinois on review for possible upgrade. Both S&P and Moody’s indicated that they would apply the ratings of MBIA Illinois to the underlying MBIA Corp.-insured bonds that were reinsured by MBIA Illinois through the transaction, and in the case of S&P, also to the underlying FGIC-insured bonds that were reinsured by MBIA Illinois, except in each case for those bonds with higher public underlying ratings. Further information on these rating actions can be found under the “Rating Agencies” section below.

The next step in the MBIA Illinois Transformation will be to further position MBIA Illinois to write new U.S. public finance financial guarantee insurance policies through the achievement of high stable ratings. It is our intent to capitalize MBIA Illinois at a level well in excess of the historical capital requirements for Triple-A ratings, including potentially through the raising of sufficient new third party capital, although no assurance can be given that we will be able to achieve such ratings or raise such capital.

•

Capital Preservation and Deleveraging: Simultaneously with announcing the Strategic Plan, we also announced a number of other initiatives that were effective on February 25, 2008, including: (i) we suspended writing new structured finance business for an estimated six month period in order to both increase capital safety margins and to evaluate and revise our credit and risk management criteria and policies; (ii) we ceased issuing insurance policies for new credit derivative transactions except in transactions related to the reduction of existing derivative exposure; and (iii) we eliminated the MBIA dividend to provide an additional $174 million of capital flexibility per year. The Company also announced that any MBIA Inc. dividends would be declared on an annual basis rather than a quarterly basis in order to preserve capital for restructuring. In addition, in 2008, we purchased at a discount and retired $127 million par value of corporate debt issued by MBIA Inc. and $47 million of surplus notes issued by MBIA Corp., and raised $400 million by exercising our right to issue preferred stock under the CPCT Facility, as defined and described further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” in Part II, Item 7. We subsequently repurchased $125 million of those preferred shares at a substantial discount.

These steps have preserved capital for the Company and reduced its insured liabilities. In addition, because certain guaranteed investment contracts written by MBIA Inc. are subject to collateralization and/or are terminable upon ratings downgrades, we took steps in the second, third and fourth quarters of 2008 to reduce the liabilities in the asset-liability management portfolio and preserve liquidity to make payments that may become due in connection with such collateralization or termination requirements.

•

New Business Activities: In addition to implementing these initiatives, we also began to expand reinsurance and insurance advisory services. While the industry-wide reduction in ratings has led to reduced demand for bond insurance across all financial markets, MBIA Corp. generated new business premiums in the third and fourth quarters of 2008 from reinsurance provided on a large portfolio of U.S. public finance bonds originally insured by FGIC with total net par assumed of $181 billion (the “FGIC Transaction”). Further details of this transaction are provided in the “Our Insurance Operations—MBIA Illinois Portfolio” section below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Insurance Operations” in Part II, Item 7. As part of the MBIA Illinois Transformation, MBIA Illinois assumed from MBIA Corp. its rights, interests and obligations under its reinsurance agreement with FGIC and received the unearned premium reserves that had been paid to MBIA Corp. from FGIC in respect of the transaction. In addition to the FGIC Transaction, the Company began providing financial advisory services to Latin American clients for whom it could not provide financial guarantees and is evaluating opportunities to provide portfolio remediation services to third party financial guarantors, particularly those that are distressed. We will continue to evaluate opportunities to participate in the structured finance and international markets in the future as such opportunities arise.

We continue to evaluate our business model and may pursue a different set of strategies in the future. There can be no assurance that the strategies that have been implemented or that will be pursued in the future in connection with this evaluation will result in high stable ratings for each of our businesses or for MBIA Inc., will enable us to write new financial guarantee business, will otherwise improve our financial condition, business condition or operations or will not result in a material adverse effect on the Company.

Item 1. Business (Continued)

Statements included in this Form 10-K which are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “intend,” “will likely result,” or “will continue,” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. The following are some of the factors that could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements: (1) the possibility that the Company will experience severe losses due to increased deterioration in its insurance portfolios and in particular, due to the performance of residential mortgage-backed securities (“RMBS”) and collateralized debt obligations (“CDOs”); (2) significant fluctuations in liquidity and asset values within the global credit markets; (3) our ability to fully implement our Strategic Plan, including our ability to achieve high stable ratings for each of our businesses and compete for new business; (4) further changes in the Company’s credit ratings; (5) further deterioration in the economic environment and financial markets in the United States or abroad, particularly with regard to credit spreads, interest rates and foreign currency levels; (6) competitive conditions for bond insurance, including potential entry into the public finance market of a national insurer of municipal bonds; (7) legislative, regulatory or political developments; (8) technological developments; (9) changes in tax laws; (10) the effects of mergers, acquisitions and divestitures; and (11) uncertainties that have not been identified at this time. The Company undertakes no obligation to publicly correct or update any forward-looking statement if it later becomes aware that such result is not likely to be achieved.

OUR INSURANCE OPERATIONS

MBIA Illinois offers financial guarantee insurance in the United States for domestic public finance bonds. MBIA Corp. has in the past offered, directly and through its subsidiaries, financial guarantee insurance in the United States, Europe, Asia, Latin America and other regions outside the United States. The primary risk in our insurance operations is that of adverse credit performance in the insured portfolio.

We are compensated for our policies by insurance premiums paid upfront or on an installment basis. Historically, our financial guarantee insurance was offered in both the new issue and secondary markets on a global basis. Transactions in the new issue market were sold either through negotiated offerings or competitive bidding. In negotiated transactions, either the issuer or the underwriter purchases the insurance policy directly from an insurer. For municipal bond issues involving competitive bidding, the insurance is offered as an option to the underwriters bidding on the transaction. The successful bidder would then have the option to purchase the insurance, or at times the issuer can purchase the insurance. We guarantee the payment of principal and interest on municipal obligations which trade in the secondary market upon the request of an existing holder of uninsured bonds. The premium is generally paid by the owner of the obligation. In addition, we have provided financial guarantees to debt service reserve funds.

Currently, as a result of the existing market volatility caused by the deterioration in the fixed income markets, the tightening of available liquidity, and the recent rating agency actions described under “Rating Agencies” below, the demand for our product is the lowest it has been and we wrote virtually no new direct, primary business in 2008.

MBIA Illinois and MBIA Corp. seek to maintain a diversified insured portfolio and have designed each insured portfolio to manage and diversify risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic area. Virtually all of the insurance policies issued or reinsured by the Company’s licensed insurers (the “Insurers”) provide an unconditional and irrevocable guarantee of the payment required to be made by, on or behalf of the obligor to a designated paying agent for the holders of the insured obligations of an amount equal to the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event that the Insurer has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon such acceleration by the Insurer. In the event of a default in payment of principal, interest or other insured amounts by an issuer, the Insurer promises to make funds available in the insured amount generally on the next business day following notification. Our Insurers provide for this payment, in some cases through a third party bank, upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment

Item 1. Business (Continued)

of the rights of the holders with respect to the payments made by the Insurer. With respect to policies issued by FGIC and reinsured by MBIA Illinois under the FGIC Transaction, MBIA Illinois has agreed to comply with the terms of the original FGIC policies.

Because we generally guarantee to the holder of the underlying obligation the timely payment of amounts due on such obligation in accordance with its original payment schedule, in the case of a default or other triggering event on an insured obligation, payments under the insurance policy cannot be accelerated against us, except in certain limited circumstances, unless MBIA Corp. consents to the acceleration. In the event of a default, however, we may have the right, in our sole discretion, to accelerate the obligations and pay them in full. Otherwise, we are required to pay principal, interest or other amounts only as scheduled payments come due. Typically, even if the holders are permitted by the terms of the insured obligations to have the full amount of principal, accrued interest or other amounts due, declared due and payable immediately in the event of a default, we are required to pay only the amounts scheduled to be paid, but not in fact paid, on each scheduled payment date. Our payment obligations after a default vary by deal and by insurance type. There are three primary types of policy payment requirements: i) timely interest and ultimate principal; ii) ultimate principal only at final maturity; and iii) payments upon settlement of individual collateral losses as they occur after parties subordinated to us in a transaction have absorbed their share of losses. With respect to the insurance of credit default swap contracts, in certain events, including the insolvency or payment default of the insurer, the credit default swap contract is subject to termination and the counterparty can make a claim for the full amount due on termination.

MBIA Illinois Portfolio

Through its reinsurance of U.S. public finance financial guarantees from MBIA Corp. and FGIC, MBIA Illinois’ insurance portfolio consists of municipal bonds, including tax-exempt and taxable indebtedness of Unites States political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams.

FGIC Transaction

In the third quarter of 2008, MBIA Corp. closed the FGIC Transaction, in which MBIA Corp. assumed a significant portion of FGIC’s U.S. public finance insurance portfolio. As of the closing date, the reinsured portfolio consisted exclusively of investment grade credits, primarily in the general obligation, water and sewer, tax-backed and transportation sectors, and did not contain any credit default swap contracts, below investment grade credits or other credits that were inconsistent with our credit underwriting standards. The reinsurance was provided on a “cut-through” basis, which enabled FGIC’s policyholders to receive the benefit of MBIA Corp.’s reinsurance by allowing them to present claims directly to MBIA Corp. The FGIC reinsurance agreement is included as Exhibit 10.11 to this Form 10-K and any description of it in this Form 10-K is qualified in its entirety by the agreement.

Under the FGIC Transaction, MBIA Corp. assumed a total net par of approximately $181 billion and received upfront unearned premiums, net of a ceding commission paid to FGIC, of approximately $717 million. As required by the New York State Insurance Department in connection with its approval of the reinsurance transaction, the funds were placed in a trust and will be released to MBIA Corp. upon the earlier of its removal from ratings review with its current ratings or June 30, 2009. Additionally, under the terms of the trust, the funds are released to MBIA Corp. as the premiums are earned and can be used to pay claims on policies assumed under the reinsurance agreement. On December 1, 2008, MBIA Corp. entered into an Administrative Services Agreement with FGIC allowing MBIA Corp. to administer and remediate credits in the portfolio.

MBIA Corp. subsequently assigned its rights, interests, and obligations under the FGIC reinsurance agreement to MBIA Illinois as part of the MBIA Illinois Transformation discussed below. In addition, MBIA Corp. assigned all of its rights and interests in the trust to MBIA Illinois as payment to MBIA Illinois of the amount of the net unearned premium reserve (net of ceding commission) associated with the FGIC policies.

MBIA Illinois Transformation

Under the MBIA Illinois Transformation, the Company executed a series of transactions to establish MBIA Illinois as a U.S. public finance-only financial guarantee company. The stock of MBIA Illinois, a financial guarantee

Item 1. Business (Continued)

insurance company domiciled in Illinois that was acquired by the Company in 1989 and was a direct subsidiary of MBIA Corp., was transferred by MBIA Corp. to the Company, then contributed by the Company to a newly established intermediate holding company, National Public Finance Guarantee Holdings, Inc., which is itself a wholly-owned subsidiary of the Company. MBIA Illinois is expected to be renamed National Public Finance Guarantee Corporation.

In addition, on February 17, 2009, MBIA Corp. ceded all of its U.S. public finance business to MBIA Illinois by entering into a Quota Share Reinsurance Agreement with MBIA Illinois, effective January 1, 2009 (the “MBIA Corp. Reinsurance Agreement”), and by assigning to MBIA Illinois pursuant to a separate assignment agreement its rights, interests and obligations with respect to the U.S. public finance business of FGIC that was reinsured by MBIA Corp. pursuant to a reinsurance agreement with FGIC (the “FGIC Reinsurance Agreement”). The MBIA Corp. Reinsurance Agreement is included as Exhibit 99.2 to this Form 10-K and any description of it in this Form 10-K is qualified in its entirety by the agreement. The portfolio transferred to MBIA Illinois by reinsurance or through the assignment of the FGIC Reinsurance Agreement consists entirely of U.S. public finance business with total net par outstanding of approximately $554 billion, based on data current as of December 31, 2008. The reinsurance and assignment transactions between MBIA Corp. and MBIA Illinois, which became effective as of January 1, 2009, enable covered policyholders and certain ceding insurers to present claims for payment directly to MBIA Illinois in accordance with the terms of the cut-through provisions of the MBIA Corp. Reinsurance Agreement and the FGIC Reinsurance Agreement. Under the terms of the cut-through provision in each of those agreements, the covered policyholders and ceding insurers are granted a third party beneficiary right under the agreement with respect to the applicable cut-through provision only.

The reinsurance and assignment agreements between MBIA Corp. and MBIA Illinois (including the right to present claims for payment directly to MBIA Illinois described in the previous paragraph) can be terminated upon the mutual agreement of MBIA Corp. and MBIA Illinois, which termination is subject to the receipt of insurance regulatory approvals. In addition, the MBIA Reinsurance Agreement may not be terminated if, after giving effect to the termination, the ratings assigned to the underlying securities or bonds would be downgraded or withdrawn. MBIA Illinois may also assign the MBIA Reinsurance Agreement under certain circumstances to a reinsurer rated at least as highly as MBIA Illinois, which assignment is subject to the receipt of insurance regulatory approvals. In connection with the MBIA Illinois Transformation, MBIA Corp. commuted an existing reinsurance agreement with MBIA Illinois pursuant to which MBIA Corp. reinsured 100% of all of the policies of MBIA Illinois. The commutation is effective as of January 1, 2009. No penalties were incurred in connection with the commutation.

To provide additional protection for its municipal bond policyholders, MBIA Illinois has also issued a second-to-pay policy for the benefit of the policyholders covered by the FGIC Reinsurance Agreement (the “FGIC Second-to-Pay Policy”) and a second-to-pay policy for the benefit of the policyholders and ceding insurers covered by the MBIA Corp. Reinsurance Agreement (the “MBIA Corp. Second-to-Pay Policy”). The second-to-pay policies, which are direct obligations of MBIA Illinois, will be held by The Bank of New York Mellon as insurance trustee. These policies provide that if MBIA Corp. or FGIC, as applicable, does not pay valid claims to these policyholders and ceding insurers under the relevant underlying policies or assumed reinsurance agreements, as applicable, these policyholders and ceding insurers will then be able to make a claim for payment directly against MBIA Illinois under the applicable second-to-pay policy.

The MBIA Corp. Second-to-Pay Policy (including the right to make claims for payment directly against MBIA Illinois) will be deemed cancelled immediately and automatically, without any further action on the part of MBIA Illinois, in the event that the MBIA Corp. Reinsurance Agreement is terminated. In addition, coverage under the MBIA Corp. Second-to-Pay Policy shall be deemed cancelled in the event that the MBIA Corp. Reinsurance Agreement is assigned in accordance with its terms and, after giving effect to such assignment, the ratings on the underlying securities will not be downgraded or withdrawn. The FGIC Second-to-Pay Policy (including the right to make claims for payment directly against MBIA Illinois) will be deemed cancelled immediately and automatically, without any further action on the part of MBIA Illinois, in the event that the assignment agreement or the underlying FGIC Reinsurance Agreement is terminated. In addition, coverage under the FGIC Second-to-Pay Policy shall be deemed cancelled in the event that MBIA Illinois’ obligations under the assignment agreement are assigned and, after giving effect to such assignment, the ratings on the underlying securities will not be downgraded or withdrawn.

Item 1. Business (Continued)

In connection with the reinsurance and assignment transactions, MBIA Corp. paid to MBIA Illinois approximately $2.9 billion (which is equal to the net unearned premium and loss and loss adjustment expense reserves, net of the ceding commission) as a premium to reinsure the policies covered by the reinsurance and assignment agreements. MBIA Corp. received a 22 percent ceding commission on the unearned premium reserve. In addition to the $2.9 billion, MBIA Illinois has been further capitalized with $2.1 billion from funds distributed by MBIA Corp. to the Company, as a dividend and return of capital, which MBIA Inc. in turn contributed through National Public Finance Guarantee Holdings, Inc., an intermediate holding company, to MBIA Illinois. In addition to a transfer of public finance and other staff to MBIA Illinois from MBIA Corp., MBIA Illinois has entered into services agreements with MBIA Corp. in order for them to provide to each other certain administrative and other support services.

MBIA Corp. and MBIA Illinois received the required regulatory approvals from the New York and Illinois insurance departments prior to executing this restructuring. MBIA Corp. will continue to insure its remaining book of structured finance and international business, as well as the Guaranteed Investment Contracts and MTNs managed by MBIA Asset Management. MBIA Inc.’s other operations consist of the existing global structured finance, non-U.S. public finance and asset management businesses. The MBIA Illinois Transformation has limited the ability of MBIA Illinois and MBIA Corp. to pay dividends to MBIA Inc. for some time, which affects the Company’s liquidity. The impact of the MBIA Illinois Transformation on the Company’s liquidity is described further in “Note 28: Subsequent Events” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

In general, references herein to MBIA Illinois-insured or issued policies include those policies reinsured from MBIA Corp. or under the FGIC Transaction, unless indicated otherwise.

Portfolio Profile

As of December 31, 2008, MBIA Corp. had 32,954 policies outstanding in the portion of its insurance portfolio that was ceded or assigned to MBIA Illinois effective January 1, 2009. Those are diversified among 12,213 “credits,” which MBIA Corp. defines as any group of issues supported by the same revenue source.

At December 31, 2008 the net par amount outstanding on MBIA Corp.’s insured U.S. public finance obligations (including obligations assumed from FGIC) was $554 billion. Net insurance in force, which includes all insured debt service, at December 31, 2008 was $908 billion.

The table below sets forth information with respect to the original par amount insured per issue in the MBIA Corp. portfolio as of December 31, 2008 that was assumed by MBIA Illinois effective January 1, 2009:

MBIA Corp. U.S. Public Finance Original Par Amount Per Issue

as of December 31, 2008(1)

Original Par Amount Written Per Issue	Number of Issues Outstanding	% of Total Number of Issues Outstanding	Net Par Amount Outstanding	% of Net Par Amount Outstanding
			(In billions)
Less than $10 million	21,487	65.2%	$59.6	10.8%
$10-25 million	5,307	16.1	71.0	12.8
$25-50 million	2,882	8.8	83.1	15.0
$50-100 million	1,788	5.4	98.3	17.8
$100-200 million	921	2.8	97.1	17.5
$200-300 million	311	0.9	56.2	10.1
$300-400 million	127	0.4	32.9	5.9
$400-500 million	72	0.2	22.5	4.1
Greater than $500 million	59	0.2	33.0	6.0

Total	32,954	100.0%	$553.7	100.0%

(1)	Net of reinsurance.

Item 1. Business (Continued)

All of the policies were underwritten on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Illinois estimates that the average life of its domestic public finance insurance policies in force at January 1, 2009 was 11.2 years. The average life was determined by applying a weighted-average calculation, using the remaining years to contractual maturity and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio at December 31, 2008 was $47.2 billion.

The table below shows the diversification by type of U.S. public finance insurance written or assumed by MBIA Corp. in the last three years:

MBIA Corp. U.S. Public Finance Net Par Amount Written by Bond Type(1)

In millions	2008	2007	2006
Bond Type
Public Finance: United States
General Fund Obligation	$96,856	$20,742	$20,777
Municipal Utilities	33,324	10,139	8,727
Taxed Backed	25,973	7,622	6,501
Transportation	24,404	3,706	1,972
Health Care	2,906	2,490	1,196
Higher Education	8,632	4,947	2,865
Student Loans—Public Finance	54	(1)	581
Municipal Housing	1,054	580	1,217
Military Housing	225	3,118	1,787
Investor-Owned Utilities	1,403	611	257
Other	231	116	558

Total United States—Public Finance	$195,062	$54,070	$46,438

(1)	Par amount insured by year, net of reinsurance.

There can be no assurance that MBIA Illinois will write business in the future at the historical rates reflected above.

MBIA Illinois’ underwriting guidelines limit the net insurance in force for any one insured credit. In addition, MBIA Illinois is subject to both rating agency and regulatory single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2008, MBIA Corp.’s net par amount outstanding for its ten largest insured U.S. public finance credits totaled $32.5 billion, representing 5.9% of MBIA Corp.’s total U.S. public finance net par amount outstanding.

MBIA Corp. Insured Portfolio

MBIA Corp. has insured and reinsured structured finance and international financial obligations which are sold in the new issue and secondary markets. MBIA Corp. has guaranteed:

•

Structured finance and asset-backed obligations, including obligations collateralized by diverse pools of corporate loans or secured by or payable from a specific pool of assets having an ascertainable future cash flow;

•	Payments due under credit and other derivatives, including termination payments that may become due upon the occurrence of certain events, as further described below;

•

Privately issued bonds used for the financing of public purpose projects, which are primarily located outside of the United States and that include toll roads, bridges, airports, public transportation facilities and other types of infrastructure projects serving a substantial public purpose; and

•	Obligations of sovereign and sub-sovereign issuers.

Item 1. Business (Continued)

As of December 31, 2008, MBIA Corp. had 1,469 policies outstanding in the portion of its insured portfolio that was not ceded or assigned to MBIA Illinois effective January 1, 2009. In addition, MBIA Corp. has issued 425 policies relating to MBIA Asset Management transactions. MBIA Corp.’s policies are diversified among 960 “credits,” which MBIA Corp. defines as any group of issues supported by the same revenue source.

In addition, certain of our insurance policies guarantee payments due under credit or other derivatives, including termination payments that may become due upon the occurrence of certain events, such as the insolvency of or a payment default by MBIA Corp. On February 25, 2008, the Company announced that it had ceased insuring new credit derivative contracts within its insurance operations except in transactions related to the reduction of existing insured credit derivative exposure.

Structured Finance and Asset-Backed Obligations

Structured finance obligations insured by MBIA Corp. typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real property, and infrastructure projects. Structured finance obligations are either secured by undivided interests or collateralized by the related assets. Additional policies have included payments due under credit and other derivatives, including termination payments that may become due upon certain events, including the insolvency or payment default of MBIA Corp.

Structured finance transactions are often structured such that the insured obligations benefit from some form of credit enhancements such as over-collateralization, subordination, excess cash flow or first loss protection, to cover credit risks. Structured finance obligations contain risks including asset risk, which relates to the amount and quality of asset coverage, structural risk, which relates to the extent to which the transaction structure protects the interests of the investors from the bankruptcy of the originator of the underlying assets or the issuer of the securities, and servicer risk, which relates to problems with the transaction servicer (the entity which is responsible for collecting the cash flow from the asset pool) that could affect the servicing of the underlying assets. In light of the current economic environment, the cash flow or value of the assets that support the MBIA-insured transaction could deteriorate beyond the stress levels that were assumed at the time that these transactions were underwritten, and MBIA could incur material losses.

On February 25, 2008, the Company announced that it had ceased insuring new credit derivative contracts except in transactions related to the reduction of existing insured credit derivative exposure. In addition, the Company announced that it had suspended the writing of all new structured finance business for approximately six months. Since that temporary suspension we have adjusted target structured finance risk sectors and criteria in this business and are continuing to track developments in the structured finance industry. Currently, the structured finance industry is generating very little new business, and it is uncertain how or when the Company may re-engage this market.

International Obligations

Outside the United States, financial guarantee insurance has been used by issuers of sovereign and sub-sovereign bonds, structured finance securities, utility debt and financing for public purpose projects, among others. We have insured both structured finance and public finance obligations in select international markets and the risk profile of our international exposure is similar to that in the United States, although there are unique risk factors related to each country and region that are evaluated at origination and on an ongoing basis. These factors include legal, regulatory, economic and political variables, the sophistication of and trends in local capital markets and currency exchange risks. Ongoing privatization initiatives in some regions have shifted the financing of new projects from the government to the capital markets, where investors can benefit from the default protection provided by financial guarantee insurance. The development of structured finance securitizations has varied to date by region depending on the development stage of the local capital markets and the impact of financial regulatory requirements, accounting standards and legal systems.

Portfolio Profile

At December 31, 2008, the net par amount outstanding on MBIA Corp.’s insured obligations, including insured obligations of MBIA UK, MBIA Mexico, and CapMAC but excluding obligations that were ceded or assigned to

Item 1. Business (Continued)

MBIA Illinois as of January 1, 2009 and also excluding $8.4 billion of MBIA insured investment agreements and MTNs for MBIA Asset Management (the resulting portfolio, the “Structured Finance and International Portfolio”) was $233 billion. Net insurance in force for the above portfolio, which includes all insured debt service, at December 31, 2008 was $290 billion.

The table below sets forth information with respect to the original par amount insured per issue in MBIA Corp.’s Structured Finance and International Portfolio as of December 31, 2008:

MBIA Corp. Original Par Amount for the Structured Finance and International

Portfolio Per Issue as of December 31, 2008(1)(2)

Original Par Amount Written Per Issue	Number of Issues Outstanding	% of Total Number of Issues Outstanding	Net Par Amount Outstanding	% of Net Par Amount Outstanding
			(In billions)
Less than $10 million	127	8.6%	$0.4	0.2%
$10-25 million	204	13.9	2.6	1.1
$25-50 million	253	17.2	5.2	2.2
$50-100 million	241	16.4	10.6	4.6
$100-200 million	171	11.7	13.3	5.7
$200-300 million	117	8.0	17.2	7.4
$300-400 million	82	5.6	15.8	6.8
$400-500 million	49	3.3	11.6	5.0
Greater than $500 million	225	15.3	156.1	67.0

Total	1,469	100.0%	$232.8	100.0%

(1)	Net of reinsurance.
(2)	Excludes $8.4 billion relating to investment agreements and MTNs issued by affiliates of MBIA Asset Management and guaranteed by MBIA Corp.

MBIA Corp. underwrites its policies on the assumption that the insurance will remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life of its structured finance and international insurance policies in force at December 31, 2008 was 7.1 years. The average life was determined by applying a weighted-average calculation, using the remaining years to contractual maturity for international obligations and estimated maturity for structured finance obligations and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio at December 31, 2008 was $27.6 billion.

Item 1. Business (Continued)

The table below shows the diversification by type of insurance written by MBIA Corp. in the Structured Finance and International Portfolio in each of the last three years:

MBIA Corp. Net Par Amount for the Structured Finance and International

Portfolio Written by Bond Type(1) (2)

In millions	2008	2007	2006
Bond Type
Public Finance: Non-United States
Sovereign	$328	$933	$3,541
Transportation	600	1,429	1,620
Municipal Utilities	465	525	854
Investor-Owned Utilities	82	2,626	842
Sub-Sovereign	10	—	—
Higher Education	1	—	—

Total Public Finance—Non-United States	1,486	5,513	6,857

Structured Finance: United States
Collateralized Debt Obligations	4,946	48,640	18,951
Mortgage-Backed Residential	621	11,582	11,038
Mortgage-Backed Commercial	11	—	—
Consumer Asset Backed:
Auto Loans	223	5,116	5,808
Student Loans—Structured Finance	36	194	116
Manufactured Housing	117	—	—
Other Consumer Asset Backed	40	873	1,015
Corporate Asset Backed:
Aircraft Portfolio Lease Securitizations	48	100	490
Rental Car Fleets	165	—	323
Secured Airline Equip Securitizations	166	—	74
Other Operating Assets	42	1,580	745
Structured Insurance Securitizations	445	2,344	772
Franchise Assets	32	—	—
Intellectual Property	42	2,811	175
Other Corporate Asset Backed	(8)	582	282

Total United States	6,926	73,822	39,789

Structured Finance: Non-United States
Collateralized Debt Obligations	1,539	9,432	13,570
Mortgage-Backed Residential	226	659	2,005
Mortgage-Backed Commercial	248	1,447	1,530
Consumer Asset Backed:
Other Consumer Asset Backed	—	—	385
Corporate Asset Backed:
Aircraft Portfolio Lease Securitizations	117	1,268	400
Structured Insurance Securitizations	—	100	—
Franchise Assets	13	—	19
Intellectual Property	13	—	413
Future Flow	91	488	809
Other Corporate Asset Backed	1,124	1,247	—

Total Non-United States	3,371	14,641	19,131

Total Global Structured Finance	10,297	88,463	58,920

Total	$11,783	$93,976	$65,777

(1)	Par amount insured by year, net of reinsurance.
(2)	The net par written in 2008 was primarily due to reinsurance commutations rather than new business.

Item 1. Business (Continued)

MBIA Corp.’s underwriting guidelines limit the net insurance in force for any one insured credit. In addition, MBIA Corp. is subject to both rating agency and regulatory single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2008, MBIA Corp.’s net par amount outstanding for its ten largest non-U.S. public finance credits insured totaled $10.8 billion, representing 4.6% of MBIA Corp.’s total net structured finance and international par amount outstanding, and the net par outstanding for its ten largest structured finance credits (without aggregating common issuers), was $23.4 billion, representing 10.0% of the total.

Risk Management

The risk management function at MBIA has historically been supported by two divisions: an enterprise-wide Risk Management Division covering credit, market and operational risks in both origination and ongoing portfolio management processes and an Insured Portfolio Management (“IPM”) Division covering credit risk monitoring and remediation within the insured portfolio. As part of the Strategic Plan, the Company decentralized the Risk Management Division in January 2009, with specialist functions now placed in specific related business areas and in the IPM Division. In connection with the MBIA Illinois Transformation, primary responsibility for the credit risk management and the surveillance of the ceded U.S. public finance portfolio was transferred to MBIA Illinois. Certain transactions which require special expertise, or which were subject to more intensive remediation prior to the execution of the MBIA Illinois Transformation, will be managed by the Special Situations Group of the IPM Division under a services agreement between MBIA Corp. and MBIA Illinois. In addition, MBIA Illinois will utilize a separate credit risk committee to review underwriting decisions and processes for the MBIA Illinois insured portfolio. Enterprise-wide risk assessment continues within the risk governance framework of four central executive committees, with the Risk Oversight Committee focused on firm-wide risk review, policies and decisions related to credit, market, operational, legal, financial and business risks, the Loss Reserve Committee reviewing reserve activity and the Executive Credit and Market Risk/Investment Committees reviewing specific transactions and portfolios.

The Board of Directors continues to review and track the Company’s risk profile against its risk tolerance guidelines at least annually. The Credit, Finance and Audit Committees of the Company’s Board of Directors also receive periodic reports regarding credit, market, and operational risks and the Company’s processes in each area, respectively.

In 2008 the Company completed a review of mortgage-related exposures to assess our risk processes for origination, portfolio management and surveillance. This review was the basis of adjustments to our bond insurance business in 2008, including revised core principles for financial guarantees, elimination of select asset classes, updated risk selection criteria and adjustments to credit strategy, portfolio management, underwriting and risk modeling.

Surveillance and Remediation

We conduct surveillance and remediation of our existing insured portfolio. The nature of our underwriting and surveillance analysis varies somewhat by sector and bond type, but in all cases is focused on assessing event risk and losses under stress.

•

Public Finance and International Transactions: For public finance and international transactions, both origination underwriting and surveillance monitoring analysis focuses on economic, political and social trends, issuer or project debt and financial management, adequacy of anticipated cash flows under stress, satisfactory legal structure and bond security provisions, viable tax and economic bases, including consideration of tax limitations and unemployment trends, adequacy of stressed loss coverage and project feasibility, including a satisfactory consulting engineer’s report, if applicable. Depending on the transaction, specialized cash flow analysis may be done to understand loss sensitivity. In addition, analysts consider the potential event risk of natural disasters or headline events on both single transactions and across a sector, as well as regulatory issues and country risk for all non-U.S. exposures.

•

Structured Finance Transactions: For structured transactions, we focus on the historical and projected cash flows generated by the assets, credit and operational strength of the originator, servicer, manager and/or operator of the assets, and the nature of the transaction’s structure (including the degree of protection from bankruptcy of the originator or servicer). We use both probability modeling and cash flow

Item 1. Business (Continued)

sensitivity analysis (both at the transaction and asset specific levels) to test asset performance assumptions and performance covenants, triggers and remedies. Structured finance transactions are monitored periodically by reviewing periodic trustee, servicer and portfolio manager statements, compliance reviews with transaction documents and ongoing analyses of cash flow. Specialized credit analysts focus on servicer performance from site visits, forensic audits, management meetings and financial statement reviews. In addition to servicer performance monitoring, these credit analysts also track counterparty exposures to individual financial institutions and corporate entities across all of MBIA’s insurance portfolios. The credit portfolio manager and analysts use various quantitative tools and qualitative analyses to test for credit quality, correlation, liquidity and capital sensitivity within the insured portfolio. Such portfolio analysis is used in understanding risk concentrations and in periodic reporting to the Risk Oversight Committee and the Credit Risk Committee of the Company’s Board of Directors.

Key to MBIA’s ongoing surveillance is early detection of deterioration in either transaction credit quality or macroeconomic or market factors that could adversely impact an insured credit. If a problem is detected, analysts work with the issuer, trustee, bond counsel, servicer and underwriter to reduce chances of default and potential severity. We typically require the issuer, servicer and the trustee to furnish periodic financial and asset information, including audited financial statements for review. Potential problems uncovered through this review, such as poor financial results, low fund balances, covenant or trigger violations, trustee or servicer problems, or excessive litigation, could result in an immediate surveillance alert and an evaluation of possible remedial actions. Ongoing analysis, as appropriate, of general economic and regulatory conditions, state and municipal finances and budget developments is also conducted to evaluate their impact on issuers within our portfolio. For troubled credits, we develop loss mitigation strategies and in the event of significant stress may involve a dedicated workout unit, the Special Situations Group within the IPM Division, which will assess and monitor the credit and, if necessary, develop and implement a remediation strategy.

In an effort to mitigate losses, the IPM Division is regularly involved in the ongoing remediation of credits that may involve, among other things, waivers or renegotiations of financial covenants or triggers, waivers of contractual provisions, the granting of consents, and the taking of various other remedial actions. The nature of any remedial action is based on the type of the insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, we are able to improve our security position and obtain concessions from the issuer of the insured bonds. From time to time, the issuer of our insured bond may, with our consent, restructure the insured obligation by extending the term, increasing or decreasing the par amount or decreasing the related interest rate, with our insuring the restructured obligation.

We use an internal credit rating system to monitor credits, with frequency of review based on risk type, internal rating, performance and credit quality. Credits with performance issues are designated as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” based on the nature and extent of our concerns, but these categories do not require establishment of any case basis reserves. In the event we determine that a claim for payment by MBIA Corp. is probable and estimable with respect to an insured issue, we place the issue on the “Classified List” and establish a case basis reserve for that insured issue. Effective January 1, 2009, the Company’s accounting for losses will be revised in compliance with FAS 163, “Accounting for Financial Guarantee Insurance Contracts—An Interpretation of FASB Statement No. 60.” For a further discussion of this methodology and the revisions that will take place due to FAS 163, see “Losses and Reserves; Remediation” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Losses and Loss Adjustment Expenses (LAE)” in Part II, Item 7.

Credit Risk Models

We use credit risk models to test qualitative judgments, to design appropriate structures and to understand sensitivity within transactions and across broader portfolio exposure concentrations. Models are updated to reflect changes in both portfolio and transaction data and also in expectations of stressed future outcomes. For portfolio monitoring we use internal models based on individual deal attributes and customized structures and these models are also used to determine case basis loss reserves and, where applicable, to mark-to-market any insured obligations that are required for financial reporting. We also supplement our models with third party models, and use third party experts to consult with our internal modeling specialists from time to time. When using third party models, we perform the same review and analysis of the collateral, deal structure, performance triggers and cash flow waterfalls as when using our internal models. During 2008 we expanded the modeling of our

Item 1. Business (Continued)

mortgage-related exposures and consulted extensively with third parties in both the assumptions and structures used to project future performance. See “Risk Factors—Credit risk modeling contains uncertainty over ultimate outcomes which make it difficult to estimate potential paid claims and loss reserves and mark-to-market” in Part I, Item 1A.

Market Risk Assessment

We measure and assess market risk on a consolidated basis and in the asset management business. Key market risks are changes in interest rates, credit spreads and foreign exchange. The Market Risk function measures and monitors such risks using various models and methodologies to test economic exposure under market stress, including parallel and non-parallel shifts in the yield curve, changes in credit spreads, stressed liquidity scenarios and stressed counterparty exposures. This analysis is used in testing investment portfolio guidelines and is reported to the Executive Market/Investment Committee and the Finance Committee of the Company’s Board of Directors. See “Risk Factors – Liquidity and Market Related Risk Factors” in Part I, Item 1A.

Operational Risk Assessment

The Operational Risk function identifies and assesses potential loss arising from processes, systems, or staff actions, as well as identifying vulnerabilities to operational disruptions caused by external events. Operational risk is generally managed using a self-assessment process across all divisions to monitor the execution of key processes. The Operational Risk group reports periodically to the Risk Oversight Committee and the Audit Committee of the Company’s Board of Directors.

New Business Origination

In 2008, MBIA Corp.’s bond insurance origination units were the Public Finance Division, the Structured Finance Division and the International Division. These units worked with the Risk Management and IPM Divisions in following an underwriting process of screening and analysis leading to a formal underwriting committee drawn from business, risk and insured portfolio management staff. All eligible underwriting voters were reviewed and appointed annually by MBIA’s centralized executive risk committees. Large, complex, unique, and most non-U.S. transactions including remediations were also reviewed by the Risk Oversight Committee. Premium levels for the Public Finance, Global Structured Finance and International Divisions were set by a Pricing Committee that included business and pricing staff and uses various market and capital analyses. As part of the Company’s Strategic Plan, this organizational structure will likely change in the future as our businesses are separately capitalized, subject to regulatory approvals, with separate governance structures to be developed.

Losses and Reserves; Remediation

We establish both loss and loss adjustment expense reserves to cover non-specific unallocated losses on our entire non-derivative insured portfolio and specific case basis reserves with respect to actual and potential losses under specific insurance policies. The unallocated loss and loss adjustment expense reserve and specific case basis reserves are established by our Insurers’ Loss Reserve Committees for each of their respective portfolios. CapMAC currently does not write new business, and MBIA Corp. has reinsured CapMAC’s net liabilities on financial guarantee insurance business and maintains required reserves in connection therewith.

The unallocated loss reserve is established on an undiscounted basis with respect to our entire insured portfolio. Our Insurers’ unallocated loss reserves represent their estimate of losses that have occurred or are probable to occur as a result of credit deterioration in our insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. The unallocated loss reserve is increased on a quarterly basis using a formula that applies a “loss factor” to our scheduled net earned premium for the respective quarter. Each quarter we calculate our provision for the unallocated loss reserve as a fixed percent of scheduled net earned premium. Annually, the respective Loss Reserve Committee evaluates the appropriateness of this fixed percent loss factor through a consideration of multiple factors. Effective January 1, 2009, the Company’s accounting for losses will be revised in compliance with FAS 163. In addition, the methodology used by the Company for determining when a case basis reserve is established may differ from other financial guarantee insurance companies, as well as from other property and casualty insurance enterprises. For a further discussion of this methodology and the revisions that will take place due to FAS 163, see “Management’s Discussion and Analysis of Financial Condition and

Item 1. Business (Continued)

Results of Operations—Losses and Loss Adjustment Expenses (LAE)” in Part II, Item 7. Management believes that our reserves are adequate to cover the ultimate net cost of claims. However, because the reserves are based on management’s judgment and estimates, there can be no assurance that the ultimate liability will not exceed such estimates.

From inception, we have had 152 financial guarantee insured issues requiring claim payments. In addition, there are currently 8 financial guarantee insured issues for which case loss reserves have been established for expected future claims but for which claims have not yet been paid. From inception, we have had 4 credit derivative insured issues requiring payments and there are an additional 8 credit derivative insured issues that we expect to make payments in the future.

From inception until the third quarter of 2007, cumulative incurred losses on financial guarantee insured issues totaled $916 million. Beginning in the fourth quarter of 2007, the Company has recognized losses on 41 housing market-related securities that totaled $3.8 billion, including losses on 29 financial guarantee insured issues of $2.1 billion and on 12 insured credit derivatives of $1.7 billion. Cash payments have been made on 28 of the financial guarantee insured issues, which represent $2.1 billion, and there is an additional 1 insured issue for which a case loss reserve of $23 million has been established for expected future claims but for which claims have not yet been paid. Beginning in the fourth quarter of 2008, cash payments have been made on 4 insured credit derivatives issues, which represent $0.5 billion of the $1.7 billion total and there are an additional 8 insured credit derivatives issues on which payments have not been made, which represent $1.2 billion of the $1.7 billion total.

The Company’s experience is that early detection and continued involvement by IPM are crucial in avoiding or minimizing potential draws on the related insurance policy. There can be no assurance, however, that there will be no material losses in the future in respect of any issues guaranteed by our Insurers or that the amount of reserves will be adequate to cover such losses.

Outward Reinsurance

State insurance laws and regulations, as well as the rating agencies who rate MBIA Corp. and MBIA Illinois, impose minimum capital requirements on financial guarantee companies, limiting the aggregate amount of insurance and the maximum size of any single risk exposure which may be written. Historically, MBIA Corp. has decreased the insured exposure in its portfolio and increased its capacity to write new business by reinsuring certain of its gross liabilities with third parties on an aggregate and single risk basis through treaty and facultative reinsurance. Additionally, MBIA Corp. has entered into agreements under which it is entitled to reimbursement of losses on its insured portfolio but which do not qualify as reinsurance under GAAP. The MBIA Illinois insured portfolio includes transactions that were reinsured by MBIA Corp. pursuant to treaty or facultative reinsurance agreements or reinsurance agreements entered into between FGIC and third parties. In the future, neither MBIA Corp. nor MBIA Illinois intends to utilize reinsurance to a material degree for these purposes.

The degree to which MBIA Corp. reinsured its gross liabilities in the past varied from time to time depending on its own business needs and the capacity available in the reinsurance market. Historically, MBIA Corp. has entered into primarily quota share treaties under which a variable percentage of risk over a minimum size was ceded, subject to a maximum percentage specified in the related treaty. Reinsurance ceded under the treaties is for the full term of the underlying policy. As of July 2008, MBIA Corp. allowed its existing treaties to expire and elected not to enter into new treaties with third party reinsurers with respect to new policies written.

MBIA Corp. has also entered into facultative reinsurance arrangements from time to time primarily in connection with issues which, because of their size, require additional capacity beyond MBIA Corp.’s retention and treaty limits in effect at a given time. Under these facultative arrangements, portions of MBIA Corp.’s liabilities are ceded on an issue-by-issue basis. MBIA Corp. also has used facultative arrangements as a means of managing its exposure to single issuers or counterparties to comply with regulatory and rating agency requirements, as well as internal underwriting and portfolio management criteria.

As primary insurers, our Insurers are required to honor their obligations to their policyholders whether or not our reinsurers and others perform their agreement obligations to us. We monitor the financial position and financial strength rating of all of our reinsurers on a regular basis. Over the past several years, most of the Company’s reinsurers have been downgraded and all are now subject to more frequent rating agency review. Although there

Item 1. Business (Continued)

was no material impact on the Company for any of the rating agency actions through February 2009 relating to its reinsurers, the overall benefit of the reinsurance to MBIA is reduced. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models. Additionally, any significant rating downgrade or financial deterioration of one or more of our reinsurers could require the establishment of reserves against any receivables due from the reinsurer. To offset the counterparty risk, MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2008, the amount of funds held for the benefit of MBIA totaled $832 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including rating downgrades of its reinsurers. In 2008, MBIA recaptured business from four reinsurers as a result of their ratings downgrades. Additionally, business from two reinsurers was recaptured during 2008 unrelated to their ratings. The Company also maintained other reimbursement agreements with its reinsurers that were not accounted for as reinsurance, which were also commuted during 2008 and were not related to a rating downgrade. Under its commutation agreements, the Company is paid an agreed amount based on estimates of present and future exposures and taking into account the time value of money, which amount includes, but is not limited to, the unearned premium reserves and loss reserves for the policies associated with the commuted policies. In exchange for payment of the agreed amount, the reinsurer’s exposure to the ceded policies is commuted.

We may also look to reduce risks embedded in our insured portfolio on an individual and portfolio-wide basis by entering into derivative transactions or other types of hedging arrangements.

Channel Re Reinsurance Agreements

In February 2004, the Company, together with Renaissance Re Holdings, Ltd., Koch Financial Re, Ltd. and Partner Reinsurance Company Ltd., formed Channel Re, a new Bermuda-based financial guarantee reinsurance company then rated Triple-A by S&P and Moody’s. The Company invested $63.7 million for a 17.4% ownership interest in Channel Re. In February 2004, MBIA Corp. and Channel Re entered into arrangements whereby Channel Re agreed to provide committed reinsurance capacity to MBIA Corp. at least through June 30, 2008, a date which was later extended to June 30, 2010. Under treaty and facultative reinsurance arrangements, MBIA Corp. agreed to cede to Channel Re and Channel Re agreed to assume from MBIA Corp. varying percentages of designated policies issued by MBIA Corp. The amount of any policy subject to the committed reinsurance arrangements is based on the type of risk insured and on other factors. The reinsurance arrangements provide Channel Re with certain preferential terms, including those related to ceding commissions. The treaty reinsurance arrangement was renewed in 2006 but was not renewed in 2008.

In August 2008, Moody’s downgraded Channel Re to Baa1 with a negative outlook from Aa3. In September 2008, S&P downgraded Channel Re to AA-with a negative rating outlook from AA. For the year ended December 31, 2008, the Company expects Channel Re to continue to report negative shareholders’ equity on a GAAP basis primarily due to unrealized losses on ceded insured derivatives based on fair value accounting. The Company believes Channel Re has sufficient liquidity supporting its business to fund obligations related to ceded insured credit derivatives contracts. Although amounts on deposit in trust accounts for the benefit of MBIA limit the potential for Channel Re to default on its obligations to MBIA, there can be no assurance that Channel Re will not default on its obligations to MBIA that exceed the amounts already held in the trust accounts.

Intercompany Reinsurance Arrangements

Under the MBIA Illinois Transformation, MBIA Corp. and MBIA Illinois entered into the MBIA Corp. Reinsurance Agreement as well as an assignment agreement under which MBIA Corp. assigned its rights and obligations under the FGIC Reinsurance Agreement. In addition, MBIA Illinois entered into second-to-pay policies covering the policies covered by each of these agreements. Each of these transactions and the terms of those documents are further described under the “Our Insurance Operations—MBIA Illinois Portfolio” section above.

MBIA Corp. has entered into a reinsurance agreement with MBIA UK providing for MBIA Corp.’s reimbursement of the losses incurred by MBIA UK in excess of a specified threshold and a net worth maintenance agreement in

Item 1. Business (Continued)

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

MBIA Corp. has also entered into a reinsurance agreement and net worth maintenance agreement with MBIA Mexico pursuant to which MBIA Corp. reinsures 100% of the business underwritten by MBIA Mexico and agrees to maintain the amount of capital in MBIA Mexico required by applicable law or regulation.

Insurance Regulation

MBIA Corp. and CapMAC are licensed to do insurance business in, and are subject to insurance regulation and supervision by, the State of New York (their state of incorporation), the 49 other states and the District of Columbia, Guam and Puerto Rico, as well as, in the case of MBIA Corp., the Northern Mariana Islands, the U.S. Virgin Islands, the Kingdom of Spain and the Republic of France. MBIA Illinois is licensed to do insurance business in, and is subject to insurance regulation and supervision by the State of Illinois (its state of incorporation), the remaining states other than Virginia and New Hampshire (where it is in the process of applying to be licensed), as well as the District of Columbia and Puerto Rico. MBIA UK is licensed to do insurance business in the United Kingdom and is subject to the insurance regulation and supervision of the United Kingdom’s Financial Services Authority (“FSA”). MBIA UK is authorized by the FSA to carry out its activities in the European Economic Area on a cross-border services basis in accordance with Section 37 of the Financial Services and Markets Act 2000 (“FSMA”) and Part III of Schedule 3 to FSMA. MBIA UK operates in France on a branch basis, in accordance with applicable provisions of the EC third non-life insurance directive (No. 92/49/EEC). The French branch of MBIA UK is also authorized by the FSA to carry out general insurance business on a cross-border basis. MBIA Mexico is licensed to do insurance business in, and is subject to regulation and supervision by, the Mexican Ministry of Finance and Public Credit (Secretaría de Hacienda y Crédito Público or “SHCP”) and the Mexican Insurance and Bonds Commission (Comisión Nacional de Seguros y Fianzas or “CNSF”).

The extent of state insurance regulation and supervision varies by jurisdiction, but New York, Illinois, the United Kingdom, Mexico and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies. These laws prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. and MBIA Illinois are required to file detailed annual financial statements with the insurance regulator in their domiciliary state and similar supervisory agencies in each of the other jurisdictions in which it is licensed. The operations and accounts of the Insurers are subject to examination by these regulatory agencies at regular intervals.

New York Insurance Regulation

Our domestic Insurers are licensed to provide financial guarantee insurance under Article 69 of the New York Insurance Law. Article 69 defines financial guarantee insurance to include any guarantee under which loss is payable upon proof of occurrence of financial loss to an insured as a result of certain events. These events include the failure of any obligor on or any issuer of any debt instrument or other monetary obligation to pay principal, interest, premium, dividend or purchase price of or on such instrument or obligation when due. Under Article 69, our domestic Insurers are permitted to transact financial guarantee insurance, surety insurance and credit insurance and such other kinds of business to the extent necessarily or properly incidental to the kinds of insurance which they are authorized to transact. In addition, they are empowered to assume or reinsure the kinds of insurance described above.

Item 1. Business (Continued)

In light of the economic environment, the NYSID issued in Circular Letter No. 19 (2008) on September 22, 2008, new “Best Practices” guidelines (the “Guidelines”) for financial guarantors, which it plans to formalize as regulation or legislation. In general, the Guidelines impose restrictions on the issuance of financial guarantee insurance policies and increase required capitalization levels. Included among the recommendations are: (1) restrictions on the issuance of policies insuring asset-backed securities that consist of other pools of asset-backed securities, as well as on policies insuring, and the underlying terms of, insured credit default swaps, a market in which the Company announced in February 2008 it would no longer participate; (2) limits on a guarantor’s exposure to not only the issuer of debt, but also the initial lender and servicer of each category of obligation, as well as increased reporting obligations regarding exposures to particular categories of debt or exposures over a calendar year period; (3) a requirement that all, rather than a subset, of insured bonds be at least 95% investment grade, based on aggregate net liability; (4) increases in the amount of paid-in capital to at least $15,000,000, the amount of paid-in surplus to at least $165,000,000 and the amount of minimum surplus to policyholders to a figure in excess of $150,000,000, as well as changes to capital and contingency reserve requirements in connection with certain asset-backed securities.

Illinois Insurance Regulation

MBIA Illinois is domiciled in Illinois and, in connection with the MBIA Illinois Transformation, the Company announced on February 18, 2009 that it intends for MBIA Illinois to redomesticate to New York. MBIA Illinois is licensed in Illinois to provide fidelity, surety and miscellaneous insurance. As a result of being licensed in Illinois to transact such lines of insurance, MBIA Illinois is authorized to provide financial guarantee insurance in Illinois. Illinois has promulgated a regulation that governs the transaction of municipal bond insurance. The regulation defines municipal bond insurance as insurance or reinsurance against financial loss by reason of nonpayment of principal, interest or other payment obligations pursuant to the terms of municipal bonds. Under the Illinois municipal bond regulation, MBIA Illinois is permitted to transact municipal bond insurance subject to complying with the requirements set forth in the regulation, which include establishing reserves and satisfying certain risk limitations.

Contingency Reserves

As financial guarantee insurers, our domestic Insurers are required by the laws and regulations of New York, California, Connecticut, Florida, Illinois, Iowa, Maryland, New Jersey and Wisconsin to maintain, as applicable, contingency reserves on their municipal bond, asset-backed securities or other financial guarantee liabilities. Under New Jersey, Illinois and Wisconsin regulations, contributions by an Insurer to its contingency reserves are required to equal 50% of earned premiums on its municipal bond business. Under New York law, an Insurer is required to contribute to contingency reserves 50% of premiums as they are earned on policies written prior to July 1, 1989 (net of reinsurance), and, with respect to policies written on and after July 1, 1989, such an insurer must make contributions over a period of 15 or 20 years (based on issue type), or until the contingency reserve for such insured issues equals the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.5%, depending upon the type of obligation guaranteed (net of collateral reinsurance, refunding, refinancings and certain insured securities). California, Connecticut, Florida, Iowa and Maryland laws impose a generally similar requirement, and in California the insurance commissioner can require an insurer to maintain additional reserves if the commissioner determines that the insurer’s reserves are inadequate. In each of these states, our domestic Insurers may apply for release of portions of their contingency reserves in certain circumstances.

Risk Limits

The laws and regulations of these states also limit both the aggregate and individual securities risks that our domestic Insurers may insure on a net basis based on the type of obligations insured. California, Connecticut, Florida, Illinois, Maryland and New York, among other things, limit insured average annual debt service on insured municipal bonds with respect to a single entity and backed by a single revenue source (net of qualifying collateral and reinsurance) to 10% of policyholders’ surplus and contingency reserves. California, Connecticut, Florida, Illinois, Maryland and New York also limit the net insured unpaid principal on a municipal bond issued by a single entity and backed by a single revenue source to 75% of policyholders’ surplus and contingency reserves. California, Connecticut, Maryland and New York, among other things, require that the lesser of the insured

Item 1. Business (Continued)

average debt service and the insured unpaid principal (reduced by the extent to which unpaid principal of the supporting assets and, for New York and California, provided the insured risk is investment grade, exceed the insured unpaid principal), divided by nine, on each issue of asset-backed securities issued by a single entity shall not exceed 10% of policyholders’ surplus and contingency reserves, while Florida limits insured unpaid principal for any one risk to 10% of policyholders’ surplus and contingency reserves. In New Jersey, Virginia and Wisconsin, the average annual debt service on any single issue of municipal bonds (net of reinsurance) is limited to 10% of policyholders’ surplus. Other states that do not explicitly regulate financial guarantee or municipal bond insurance do impose single risk limits which are similar in effect to the foregoing.

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

As a result of the MBIA Illinois Transformation and the reinsurance of the MBIA Corp. and FGIC portfolios by MBIA Illinois, MBIA Illinois exceeded as of the closing date certain single and aggregate risk limits under the New York and Illinois laws and regulations, and MBIA Corp. exceeded as of the closing date certain single risk limits under New York law. These insurers obtained waivers from the insurance departments of those states of such limits. In connection with the waivers, they submitted a plan to the applicable insurance departments to achieve compliance with the applicable regulatory limits. Under the plans, they agreed not to write new financial guarantee insurance for certain issuers until they were in compliance with their single risk limits and agreed to take commercially reasonable steps, including considering reinsurance, the addition of capital and other risk mitigation strategies, in order to comply with the regulatory single and aggregate risk limits. As a condition to granting the waiver, the NYSID is requiring that, upon written notice from the NYSID, MBIA Corp. and MBIA Illinois, as applicable, will cease writing new financial guaranty insurance if the companies are not in compliance with the risk limitations by December 31, 2009. MBIA Illinois and MBIA Corp. have also agreed to provide monthly reports to the NYSID regarding the steps to achieve compliance with these regulatory limits.

Holding Company Regulation

MBIA Corp., MBIA Illinois, and CapMAC also are subject to regulation under the insurance holding company statutes of New York and/or Illinois. The requirements of holding company statutes vary from jurisdiction to jurisdiction but generally require insurance companies that are part of an insurance holding company system to register and file certain reports describing, among other information, their capital structure, ownership and financial condition. The holding company statutes also generally require prior approval of changes in control, of certain dividends and other inter-corporate transfers of assets, and of certain transactions between insurance companies, their parents and affiliates. The holding company statutes impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and those transactions not in the ordinary course of business exceeding specified limits receive prior regulatory approval.

Change of Control

Prior approval by the NYSID is required for any entity seeking to acquire, directly or indirectly, “control” of MBIA Corp. or CapMAC. Prior approval by the Illinois Division of Insurance is required for any entity seeking to acquire, directly or indirectly, “control” of MBIA Illinois. In many states, including New York and Illinois, “control” is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled, directly or

Item 1. Business (Continued)

indirectly, by an entity, although the insurance regulator may find that “control” in fact does or does not exist when an entity owns or controls either a lesser or greater amount of securities. The United Kingdom Financial Services Authority also has a requirement for prior approval of any controlling person. MBIA Corp. would require the prior approval of the Mexican SHCP in order to transfer the shares it currently holds in MBIA Mexico.

Dividend Limitations

The laws of New York regulate the payment of dividends by MBIA Corp. and provide that a New York domestic stock property/casualty insurance company (such as MBIA Corp. and CapMAC) may not declare or distribute dividends except out of statutory earned surplus. New York law provides that the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as shown by the most recent statutory financial statement on file with the NYSID, or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent of Insurance approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings. As a result of the MBIA Illinois Transformation, MBIA Corp. will not be able to pay dividends without prior approval from the Superintendent until February 10, 2010. See “Note 19: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

The laws of Illinois regulate the payment of dividends by MBIA Illinois and provide that no dividend or other distribution may be declared or paid at any time except out of earned surplus, unless the Illinois Director of Insurance’s prior approval is obtained. In addition, under Illinois law, MBIA Illinois may not pay any extraordinary dividend or make any other extraordinary distribution until the Illinois Director of Insurance has approved or non-disapproved such dividend or distribution. Illinois law defines an extraordinary dividend or distribution as any dividend or distribution whose fair market value, together with that of other dividends or distributions made within the preceding 12-month period, exceeds the greater of: (a) 10% of policyholders’ surplus as of the previous December 31st; or (b) the net income of the insurance company for the preceding 12-month period, but does not include pro rata distributions of any class of the insurance company’s own securities. Under the Illinois municipal bond regulation, any change in the contingency reserve of MBIA Illinois is to be included as net income or loss for purposes of determining whether a dividend or distribution is extraordinary. As a result of the MBIA Illinois Transformation, MBIA Illinois had negative earned surplus as of the date of the transaction and thus cannot pay dividends except with regulatory approval.

The foregoing dividend limitations are determined in accordance with Statutory Accounting Practices (“SAP”), which generally produce statutory earnings in amounts less than earnings computed in accordance with GAAP. Similarly, policyholders’ surplus, computed on a SAP basis, will normally be less than net worth computed on a GAAP basis. See “Note 20: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries for additional information.

Insurance Guarantee Funds

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

Item 1. Business (Continued)

OUR INVESTMENT MANAGEMENT SERVICES

Our investment management services operations consist of three operating segments: asset/liability products, advisory services and conduits. Under our asset/liability management business, MBIA Inc. and its subsidiaries have issued debt and investment agreements which are insured by MBIA Corp. to capital markets and municipal investors and then purchased assets that largely match the duration of those liabilities. The ratings downgrades of MBIA Corp. have significantly adversely affected our funding activities in this business and resulted in the collateralization and/or termination of a substantial portion of our investment agreements. As a result of these requirements and terminations, we took steps in the second, third and fourth quarters of 2008 to reduce liabilities in the asset-liability management portfolio and preserve liquidity to meet collateralization requirements and make payments that may become due upon such termination of the contracts.

Asset/Liability Products

Given the ratings downgrades of MBIA Corp. in 2008 and 2009, the business prospects for our asset/liability products business are uncertain. MBIA Asset Management’s assets/liability products segment historically raised funds for investment through several sources: (1) customized investment agreements for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements; (2) customized products for funds that are invested as part of asset-backed or structured product transactions; and (3) issuance of MTNs with varying maturities by our affiliate MBIA Global Funding, LLC (“GFL”). All of these products are guaranteed by MBIA Corp. In addition, GFL would lend the proceeds of its MTN issuances to the Company (“GFL Loans”). Under agreements between the Company and MBIA Corp., the Company has invested the proceeds of the investment agreements and GFL Loans in eligible investments, which consist of investment grade securities with a minimum average Double-A credit quality rating and which are pledged to MBIA Corp. as security for its guarantees on investment agreements and MTNs. MBIA Inc. primarily purchased domestic securities and lent a portion of the proceeds from investment agreements and MTNs to Euro Asset Acquisition Limited (“EAAL”), which primarily purchased foreign assets as permitted under the Company’s investment guidelines. While MBIA Corp. enjoyed Triple-A insurer financial strength ratings, the Company generally earned a positive spread between the yield on assets and liabilities in this business, but in recent quarters the lower yield earned on greater holdings of cash and cash equivalents coupled with the increased cost of funding liabilities has resulted in a negative spread. The primary risks in the business include the risk that assets default or fall in value and are not available to service liabilities, and liquidity risk associated with any mismatch of assets and liabilities or collateral posting requirements due to ratings downgrades. For a discussion of the recent ratings downgrades that have affected our business, see the “Rating Agencies” section below.

MBIA Asset Management has managed the programs within a number of risk and liquidity parameters monitored by the Risk Management Division, the Executive Market/Investment Committee and the rating agencies, and maintains cash and liquidity resources that it believes will be sufficient to make all payments due on the investment agreement and MTN obligations and to meet other financial requirements such as posting collateral and paying operating expenses. However, there can be no assurance that our liquidity resources may not decline, or be insufficient to meet our obligations, as described under “Liquidity and Market Related Risk Factors” in Part I, Item 1A. In addition, the Company and MBIA Corp. have provided funds to the asset/liability products segment which are available to use for cash needs. In particular, as a result of the illiquidity of fixed income markets during 2008, we implemented intercompany agreements to provide additional liquidity from MBIA Inc. and MBIA Corp. to the asset/liability products business, which has reduced the liquidity resources available to MBIA Inc. and MBIA Corp. for other purposes. In the event that the value of the assets in the asset/liability products business is insufficient to repay the investment agreement and MTN obligations or other financial requirements when due, the Company, or MBIA Corp. as guarantor of the investment agreements and MTNs, may incur a loss.

MBIA Asset Management uses derivative financial instruments to manage interest rate risk, credit risk and foreign currency risk. Credit default swaps are also used to replicate investment in cash assets consistent with the Company’s risk objectives and credit guidelines. The Company has established policies limiting the amount, type and counterparty concentration of such instruments. The primary risks in the business include credit risk (the risk that assets default or fall in value and are not available to service liabilities), and liquidity risk associated with any mismatch of assets and liabilities or collateral posting requirements due to ratings downgrades. The ways in which MBIA Asset Management mitigates liquidity risk are discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” in Part II, Item 7. For a discussion of the recent ratings downgrades that have affected our business, see the “Rating Agencies” section below. The Company also

Item 1. Business (Continued)

manages its balance sheet to protect against a number of other risks inherent in its business, including market risk (principally interest rate risk), operational risk and legal risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” in Part II, Item 7.

Advisory Services

In its advisory services segment, MBIA Asset Management offers cash management, customized asset management and investment consulting services to local governments, school districts and other institutional clients through MBIA Municipal Investors Service Corporation (“MBIA-MISC”), an SEC-registered investment adviser. MBIA Asset Management receives asset management fees as compensation for these services.

MBIA Asset Management also offers fixed-income asset management services for third parties and the investment portfolios of the Company, MBIA Corp. and other affiliates on a fee-for-service basis through MBIA Capital Management Corp. (“CMC”), an SEC-registered investment adviser and Financial Industry Regulatory Authority member firm and through AM-UK, a Financial Services Authority registered investment advisor based in London. Third-party clients include corporations, pension funds, municipalities, insurance companies and investment companies, as well as structured programs such as collateralized debt obligations (“CDOs”) and funding vehicles.

In 2006, AM-UK structured East-Fleet Finance Limited (“East-Fleet”), a non-consolidated funding conduit. AM-UK provides East-Fleet fee-based asset management and administrative services, acting under a management agreement and at the direction of an independent board of directors for the entity. Beginning in August 2007, adverse conditions in the asset-backed commercial paper markets reduced demand by East-Fleet clients for financing and increased the cost of East-Fleet commercial paper funding, together causing the program size to decline. However, East-Fleet continued to operate normally throughout 2008. Due to the cash-matched funding of assets and liabilities, East-Fleet is not exposed to liquidity risk.

Conduits

The Conduits, which have issued commercial paper and MTNs, are reflected in the consolidated financial statements of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Management Services” in Part II, Item 7.

The Conduits have been used by banks and other financial institutions to raise funds for their customers in the capital markets. No new MTNs were issued in 2008 and there were no outstanding issues of commercial paper at the end of the year. The Conduits have provided funding for multiple customers through special purpose vehicles that issue commercial paper and MTNs. The proceeds from these issuances were used to either make loans to customers which are secured by certain assets or to purchase assets from customers. All transactions in the Conduits are insured by MBIA Corp. and are subject to MBIA Corp.’s standard underwriting process. The Conduits receive an administrative fee as compensation for these services.

The Conduits have no impact on the Company’s liquidity requirements because Triple-A One Funding Corp. independently entered into liquidity agreements with third-party providers and because the assets and liabilities of Meridian are structured on a match-funded basis. As of December 31, 2008, all of Triple-A One Funding Corp.’s liquidity agreements had been drawn.

At December 31, 2008, there were $2.4 billion of assets (the majority of which are investments valued at amortized cost) in the Conduits and $2.5 billion of liabilities issued through the Conduits, including $0.3 billion of drawn commercial paper bank facilities.

Investments and Investment Policy

The Finance Committee of the Board of Directors of the Company approves the Company’s general investment objectives and policies, and also reviews more specific investment guidelines. CMC manages all of MBIA Corp.’s domestic consolidated investment portfolios and substantially all of the Company’s investment portfolios, and AM-UK manages the foreign assets of MBIA Corp.’s subsidiaries and EAAL. Investment objectives, policies and guidelines related to CMC’s and AM-UK’s investment activity on behalf of our Insurers are also subject to review and approval by the respective Investment Committee of their Boards of Directors.

Item 1. Business (Continued)

To continue to provide adequate capital resources and claims-paying capabilities for our insurance operations, the investment objectives and policies for our insurance operations set preservation of capital as the primary objective, subject to an appropriate degree of liquidity. Maximization of after-tax investment income and investment returns is an important but secondary objective. The insurance operations assets are managed by CMC and AM-UK subject to agreements between these asset management entities and our Insurers.

Investment objectives, policies and guidelines related to MBIA Asset Management’s asset/liability products segment are also subject to review and approval by the Finance Committee of the Board of Directors and the Executive Market/Investment Committee. The primary investment objective of MBIA Asset Management in this segment is to preserve capital and to maintain appropriate liquidity.

The Company’s consolidated investment portfolio as shown on its balance sheet at December 31, 2008 was $20.6 billion, of which $3.7 billion represented held-to-maturity investments at amortized cost.

The duration of the insurance fixed-income portfolio was 4.5 and 5.2 years as of December 31, 2008 and December 31, 2007. The average maturity of the insurance fixed-income portfolio, excluding short-term investments, as of December 31, 2008 and December 31, 2007 was 8.3 years and 9.3 years, respectively. The Company’s investment portfolio includes investments that are insured by MBIA Corp. (“MBIA Insured Investments”). As of December 31, 2008, MBIA Insured Investments at fair value represented $3.5 billion or 17% of the total investment portfolio. This includes conduit investments at fair value of $2.4 billion or 12% of the total investment portfolio.

Investment Management Services Regulation

Subsidiaries of MBIA Asset Management are subject to various federal and state securities and investment regulations. As an SEC-registered investment adviser and a Financial Industry Regulatory Authority (“FINRA”) member firm, MBIA-CMC is subject to the requirements of the Investment Advisers Act of 1940, a Federal statute which regulates registered investment advisers, and to National Association of Securities Dealers (“NASD”) rules and regulations. As an adviser to registered investment companies, MBIA-CMC is also responsible for compliance with applicable provisions of the Investment Company Act of 1940. As sponsor/administrator of pooled investment programs, MBIA-MISC and Colorado Investor Services Corporation, each of which is an SEC-registered investment adviser, are subject to the requirements of the Investment Advisers Act of 1940, as well as certain state laws governing the operation of and permitted investments in local government investment pools. The activities of AM-UK are subject to supervision by the United Kingdom’s Financial Services Authority.

COMPETITION

Our Insurers compete with other monoline insurance companies, as well as other forms of credit enhancement, in writing financial guarantee business.

Our ability to attract and compete for financial guarantee business is largely dependent on the financial strength ratings assigned to our Insurers by the major rating agencies. During 2008, most monoline financial guarantee insurers were downgraded by one or more of the major rating agencies, and the two remaining significant Triple-A monoline financial guarantee insurers were assigned a “Review for Possible Downgrade” status by Moody’s and announced an intention to merge. A new Triple-A financial guarantee insurer began competing in the municipal finance market during the first quarter of 2008 and another received a license in October 2008 from the NYSID to write financial guarantee insurance.

MBIA Illinois will be one of the only substantial insurers in the United States dedicated solely to U.S. public finance business. While we intend to capitalize MBIA Illinois at a level sufficient to achieve high stable ratings, it will face competition from the existing financial guarantors and new entrants to the market, including a potential national insurer of municipal bonds. In addition, commercial banks also provide letters of credit as a means of credit enhancement for municipal securities. The use of letters of credit within the U.S. municipal market increased substantially in 2008.

The recent actions by the major rating agencies with respect to the Company’s and our Insurers’ ratings, as described further below, have adversely affected our ability to attract new financial guarantee business and compete with those competitors that have or are anticipated to experience less severe negative ratings actions. As a result, our market share of all financial guarantee insurance provided to the new issue U.S. municipal

Item 1. Business (Continued)

finance market decreased to approximately 2.2% for the 2008 fiscal year compared with approximately 23.0% for the 2007 fiscal year. Additionally, we did not underwrite any non-U.S. public finance transactions in the 2008 fiscal year. We did not compete in the structured finance market for most of 2008 as a result of our previously announced decision to suspend the writing of all new structured finance business for approximately six months from the end of February 2008. As discussed above, the structured finance industry is generating very little new business opportunities, and it continues to be highly uncertain how or when the company may re-engage this market.

The asset/liability products segment of our investment management services operations issues investment agreements and medium-term notes that are guaranteed by MBIA Corp. Due to downgrades of MBIA Corp., and the resulting decrease in demand for MBIA-insured obligations, we have not issued new investment agreements or MTNs since the second quarter of 2008.

As mentioned above, financial guarantee insurance also competes with other forms of credit enhancement, including senior-subordinated structures, credit derivatives, letters of credit and guarantees (for example, mortgage guarantees where pools of mortgages secure debt service payments) provided by banks and other financial institutions, some of which are governmental agencies. Letters of credit are most often issued for periods of less than 10 years, although there is no legal restriction on the issuance of letters of credit having longer terms. Thus, financial institutions and banks issuing letters of credit compete directly with our Insurers to guarantee short-term notes and bonds with a maturity of less than 10 years. To the extent that banks providing credit enhancement may begin to issue letters of credit with commitments longer than 10 years, the competitive position of financial guarantee insurers could be adversely affected. Letters of credit are also frequently used to assure the liquidity of a short-term put option for a long-term bond issue. This assurance of liquidity effectively confers on such issues, for the short term, the credit standing of the financial institution providing the facility, thereby competing with our Insurers and other financial guarantee insurers in providing interest cost savings on such issues. Other highly rated institutions, including pension funds and government sponsored entities, also offer third-party credit enhancement on asset-backed and municipal obligations. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer’s alternative of foregoing credit enhancement and paying a higher interest rate. If the interest savings from insurance or another form of credit enhancement are not greater than the cost of such credit enhancement, the issuer will generally choose to issue bonds without third-party enhancement.

Certain characteristics of the financial guarantee insurance business act as barriers-to-entry to potential new competitors. For example, there are minimum capital requirements imposed on a financial guarantee insurance company by the rating agencies to obtain and maintain high financial strength ratings and these capital requirements may deter other companies from entering this market. However, there can be no assurance that these capital requirements will deter potential competitors from entering this market or that the market may not increasingly accept guarantees provided by lower rated insurers who have less stringent capital requirements. In addition, under New York law, multi-line insurers are prohibited from writing financial guarantee insurance in New York State. See “Part I, Item 1. Business—Insurance Regulation.” However, there can be no assurance that major multi-line insurers or other financial institutions will not participate in financial guarantee insurance in the future, either directly or through monoline subsidiaries.

RATING AGENCIES

Rating agencies perform periodic reviews of our Insurers and other companies providing financial guarantee insurance. In rating financial guarantee companies, rating agencies focus on qualitative and quantitative characteristics in five key areas. Those are: (1) franchise value and business strategy; (2) insurance portfolio characteristics; (3) capital adequacy; (4) profitability; and (5) financial flexibility. Each agency has its own ratings criteria for financial guarantors and employs proprietary models to assess MBIA’s risk adjusted leverage, risk concentrations and financial performance relative to the agency’s standards. The agencies also assess MBIA’s corporate governance and factor this into their rating assessment. Currently, S&P and Moody’s rate the Company and its Insurers.

Until June 2008, MBIA Corp. held Triple-A financial strength ratings from S&P, which the Association received in 1974; from Moody’s, which the Association received in 1984; from Fitch, Inc. (“Fitch”), which MBIA Corp. received in 1995; and from Rating and Investment Information, Inc. (“RII”), which MBIA Corp. received in 1998. At our

Item 1. Business (Continued)

request, RII canceled its ratings on MBIA Corp. and CapMAC in June 2008. MBIA Inc.’s and MBIA Corp.’s current financial strength ratings from S&P, Moody’s, and Fitch are summarized below:

Agency		Rating / Outlook
	MBIA Illinois	MBIA Insurance Corporation	MBIA Inc.
S&P	AA- / Credit watch developing	BBB+ / Negative Outlook	BB+ / Negative outlook
Moody’s	Baa1 / Review for upgrade	B3 / Developing outlook	Ba1 / Developing outlook
Fitch	Withdrawn	Withdrawn	Withdrawn

A summary of recent ratings actions from S&P, Moody’s and Fitch follows:

S&P

On February 18, 2009, following the Company’s announcement of the MBIA Illinois Transformation, S&P announced that it had lowered its counterparty credit, financial strength, and financial enhancement ratings on MBIA Corp. and its subsidiaries Capital Markets Assurance Corporation, MBIA UK Insurance Limited and MBIA Assurance S.A. to BBB+ with a negative outlook from AA with a negative outlook. At the same time, S&P lowered its counterparty credit and financial strength ratings on MBIA Illinois to AA- from AA and placed them on CreditWatch with developing implications and lowered its counterparty credit rating on the Company to BB+ with a negative outlook from A- with a negative outlook. In addition, S&P lowered its counterparty credit and financial strength ratings on the Association to AA- from AA and placed the ratings on CreditWatch developing, mirroring the action taken on MBIA Illinois. S&P also indicated that it would apply the ratings of MBIA Illinois to the underlying bonds that were reinsured by MBIA Illinois through the transaction, except those with higher public underlying ratings.

S&P noted that the downgrade of MBIA Illinois reflects its view of both “its uncertain business prospects and its capital, which is marginally below our ‘AA’ standard,” and noted that “[f]rom a future business production perspective, we believe that MBIA Illinois’ competitive position may suffer from legacy MBIA performance. In addition, there is uncertainty regarding investors’ acceptance of the restructuring and ring-fencing plan.”

S&P also noted that it downgraded MBIA Corp. because of its view that “its retained insured portfolio lacks sufficient sector diversity and with time could become more concentrated.” In addition, S&P cited the following factors in its downgrade decision: “[Its] 2005–2007 vintage direct RMBS, CDO of ABS, and other structured exposures are subject to continued adverse loss development that could erode capital adequacy. Supporting the debt-service needs of the holding company might also place pressure on capital adequacy. We believe that there is a strong incentive for MBIA Corp. to maintain an orderly runoff of its book of business so as not to damage the franchise value of the newly launched public finance only subsidiary. To this end, from a risk-management perspective, management has indicated that it will retain sufficient experienced staff to support surveillance and remediation efforts.”

S&P also noted that the negative outlook on MBIA Corp. reflects its view that “adverse loss development on the structured finance book could continue” and that “[a] revision of the outlook to stable will depend on, among other factors, greater certainty of ultimate potential losses as well as the orderly runoff of the book of business.” S&P indicated that it could raise the rating on MBIA Illinois “if it successfully raises capital and credibly ring fences its operations from MBIA [Corp.],” but noted that “any rating action based on these factors would most likely remain within the ‘AA’ category” and that “[i]f MBIA [Illinois] is not able to raise capital or if legal challenges impair management’s restructuring efforts, we could lower the ratings.”

Prior to S&P’s actions on February 18, 2009, S&P had on June 5, 2008 downgraded the insurance financial strength ratings of MBIA Corp. and its insurance affiliates to AA from AAA, MBIA Inc.’s senior debt to A- from AA- and MBIA Corp.’s North Castle Custodial Trusts I-VIII to A- from AA. The ratings remained on Credit Watch with negative implications. Prior to those actions, on February 25, 2008, S&P had affirmed the AAA insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the AA- rating of MBIA Inc.’s senior debt and the AA ratings of MBIA Corp.’s North Castle Custodial Trusts I-VIII, and placed these ratings on negative outlook.

Item 1. Business (Continued)

Moody’s

On February 18, 2009, following the Company’s announcement of the MBIA Illinois Transformation, Moody’s Investors Service, Inc. (“Moody’s”) announced its affirmation of the Company’s Ba1 senior debt rating and maintenance of its developing outlook, and downgraded the following ratings of MBIA Corp. and its subsidiaries other than MBIA Illinois, whose Baa1 rating Moody’s placed on review for possible upgrade:

•	MBIA Corp.—insurance financial strength to B3, from Baa1; surplus notes to Caa2, from Baa3; and preferred stock to Caa3, from Ba2;

•	Capital Markets Assurance Corporation—insurance financial strength to B3, from Baa1;

•	MBIA UK Insurance Limited—insurance financial strength to B3, from Baa1;

•	MBIA México, S.A. de C.V.—insurance financial strength to B3, from Baa1; and national scale insurance financial strength to B1.mx, from Aa1.mx;

•

MBIA Assurance S.A.—insurance financial strength to B3, from Baa1. According to Moody’s, the rating of MBIA Assurance S.A. will be withdrawn to reflect its absorption by MBIA UK Insurance Limited because all of its assets and liabilities including all of its outstanding financial guaranty insurance policies, have been transferred to MBIA UK Insurance Limited.

In its press release, Moody’s cited two primary factors for its downgrade of MBIA Corp.: “First is the guarantor’s substantial reduction in claims-paying resources relative to the remaining higher-risk exposures in its insured portfolio, given the removal of capital, and the transfer of unearned premium reserves associated with the ceding of its municipal portfolio to MBIA Illinois. Second is the continued deterioration of the firm’s insured portfolio of largely structured credits, with stress reaching sectors beyond residential mortgage-related securities.” In addition, Moody’s stated that MBIA Corp.’s developing outlook “reflects the potential for further deterioration in the insured portfolio” and “incorporates positive developments that could occur over the near to medium term, including greater visibility about mortgage performance, the possibility of commutations or terminations of certain ABS CDO exposures, and/or successful remediation efforts on poorly performing RMBS transactions.” Moody’s also noted that the developing outlook is also based on “the potential for various initiatives being pursued at the US federal level to mitigate the rising trend of mortgage loan defaults.”

As a result of the ratings action, the Moody’s-rated securities that are guaranteed by MBIA Corp. are also downgraded to B3, except those with higher public underlying ratings. With respect to municipal obligations wrapped by MBIA Corp. that are reinsured by MBIA Illinois, Moody’s stated in a Special Comment published on February 20, 2008 that it would apply to those obligations the same rating as was assigned to MBIA Illinois, except for those obligations with higher public underlying ratings. With respect to FGIC-insured bonds reinsured by MBIA Illinois, Moody’s continues to evaluate whether to apply to those obligations the same rating as was assigned to MBIA Illinois.

For all other transactions wrapped by MBIA Corp., Moody’s announced that it will withdraw the ratings for which there are no published underlying ratings in accordance with current rating agency policy. For these transactions, if the rating of MBIA Corp. should subsequently move back into the investment grade range, or if the agency should subsequently publish the underlying rating, Moody’s indicated that it would reinstate the rating to the wrapped instruments. Because of the large volume of rating changes resulting from the MBIA Illinois Transformation, Moody’s noted that it may take some time for Moody’s to update impacted ratings in their ratings database.

Moody’s indicated that its review for upgrade of MBIA Illinois’ Baa1 insurance financial strength rating “reflects upward rating pressure following the group’s restructuring, stemming from the company’s substantial claims-paying resources relative to its insured portfolio of high-quality municipal exposures. The review also includes the possibility of improved business prospects for MBIA Illinois in light of the company’s municipal-only focus and strong risk-adjusted capital adequacy.” Moody’s said that the potential for upward rating movement is tempered, however, “by the significant challenges facing both MBIA Illinois and the financial guaranty industry in general,” and “any upward rating revision would likely be limited to the single-A range.” During its review, Moody’s indicated that it “will evaluate the impact of MBIA’s restructuring on the future business prospects of MBIA Illinois. As part of the review process, Moody’s will consider the company’s ability to regain market confidence, as well as the potential for and impact of any legal challenges coming from the counterparties of MBIA Corp.”

Item 1. Business (Continued)

In announcing its affirmation of the Company’s Ba1 senior debt rating and maintenance of its developing outlook, Moody’s noted that the actions “reflect the group’s evolving risk profile.” Moody’s cited the following factors in the affirmation: “The corporate restructuring may strengthen MBIA Inc.’s risk profile by sheltering its investment in MBIA Illinois from the risks of MBIA Corp. The creation of a strongly capitalized and dedicated municipal insurer also increases the likelihood of regaining market traction. At the same time, continued deterioration in the group’s structured finance portfolio, as well as uncertainty about the group’s ability to firewall losses within MBIA Corp., could hurt MBIA Inc.’s credit profile.”

Prior to Moody’s actions on February 18, 2009, Moody’s had on June 19, 2008 downgraded the insurance financial strength ratings of MBIA Corp. and its insurance affiliates to A2 from Aaa, MBIA Inc.’s senior debt to Baa2 from Aa3 and MBIA Corp.’s surplus notes to Baa1 from Aa2. Moody’s outlook for these ratings was negative. On September 18, 2008, Moody’s placed the insurance financial strength rating of MBIA Corp. and its insurance affiliates on review for possible downgrade, and on November 7, 2008, Moody’s downgraded the insurance financial strength ratings of MBIA Corp. and its insurance affiliates to Baa1 from A2, MBIA Inc.’s senior debt to Ba1 from Baa2 and MBIA Corp.’s surplus notes to Baa3 from Baa1, while placing these ratings on a developing outlook. On February 26, 2008, Moody’s had affirmed the Aaa insurance financial strength ratings of MBIA Corp. and its insurance affiliates, the Aa2 ratings of MBIA Corp.’s surplus notes and the Aa3 ratings of the junior obligations of MBIA Corp. and the senior debt of MBIA Inc. Moody’s outlook for these ratings was negative.

Fitch

On March 7, 2008, MBIA requested that Fitch withdraw its insurer financial strength ratings for MBIA Corp. and its insurance affiliates. In addition, MBIA requested that Fitch continue to rate the outstanding debt obligations of MBIA Corp. and MBIA Inc. In conjunction with the above, MBIA also requested that Fitch cease utilizing and destroy all non-public information that MBIA supplied on transactions that Fitch did not rate. Fitch’s ratings process differs in many significant respects from those of the other rating agencies, which affects how investors assess value. Fitch’s coverage of the underlying credit quality of the transactions that MBIA insures is limited, and in turbulent times, the impact of this difference becomes significant, raising the risk of misinterpretation. On June 26, 2008, Fitch withdrew its insurer financial strength ratings for MBIA Corp. and its insurance affiliates as well as all other related ratings.

MBIA Corp.’s ability to attract new business and to compete with other financial guarantors has been adversely affected by all of the rating agency actions described above. The Company’s ability to implement its Strategic Plan and other future strategies, and its results of operations and financial condition, would be materially adversely affected by any further reduction, or additional suggested possibility of a reduction, in its ratings.

CAPITAL FACILITIES

The Company’s capital facilities are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” in Part II, Item 7.

FINANCIAL INFORMATION

For information on the Company’s financial information by segment, see Note 15, “Business Segments,” in the Notes to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8.

EMPLOYEES

As of February 26, 2009, the Company had 420 employees, 257 in MBIA Corp., 41 in MBIA Illinois and 122 in MBIA Asset Management. None of the Company’s domestic employees is covered by a collective bargaining agreement. Certain of the Company’s employees outside the United States are governed by national collective bargaining or similar agreements. The Company considers its employee relations to be satisfactory.

AVAILABLE INFORMATION

The Company maintains a website at www.mbia.com. The Company is not including the information on its website as a part of, nor is it incorporating such information by reference into, this Form 10-K. The Company makes available through its website, free of charge, all of its SEC filings, including its annual Form 10-K, its quarterly filings on Form 10-Q and any current reports on Form 8-K, as soon as is reasonably practicable after these materials have been filed with the SEC. All such filings were timely posted to the website in 2008.

Item 1. Business (Continued)

EXECUTIVE OFFICERS

The executive officers of the Company and their present ages and positions with the Company as of March 1, 2009 are set forth below.

Name	Age	Position and Term of Office
Joseph W. Brown	60	Chairman and Chief Executive Officer (officer since February, 2008)
C. Edward Chaplin	52	President, Chief Financial Officer and Chief Administrative Officer (officer since June, 2006)
William C. Fallon	49	President and Chief Operating Officer (officer since July, 2005)
Clifford D. Corso	47	Executive Vice President and Chief Investment Officer (officer since September, 2004)
Mitchell I. Sonkin	56	Executive Vice President and Chief Portfolio Officer (officer since April, 2004)
Ram D. Wertheim	54	Executive Vice President, Chief Legal Officer and Secretary (officer since January, 2000)

Joseph W. Brown is Chairman, Chief Executive Officer and Director of the Company. Mr. Brown assumed his roles in February 2008 after having retired as Executive Chairman of MBIA in May 2007. Until May 2004, Mr. Brown had served as Chairman and Chief Executive Officer of MBIA and MBIA Corp. Mr. Brown originally joined the Company as Chairman and CEO in January 1999 after having been a director since 1986.

Prior to joining MBIA in 1999, Mr. Brown was Chairman and CEO of Talegen Holdings, Inc., an insurance holding company. Before his election as Chairman and CEO of Talegen, Mr. Brown was President and CEO of Fireman’s Fund Insurance Company. Mr. Brown joined Fireman’s Fund in 1974. He held numerous executive positions including Chief Financial Officer at the time of its IPO in 1985 from American Express and President and Chief Operating Officer at the time of its sale to Allianz AG in 1990.

Mr. Brown served on the board of Oxford Health Plans from 2000 to 2004 and on the Board of Fireman Fund Holdings prior to the sale of its insurance subsidiary to Allianz. He served on the SAFECO board from 2001 to September 2008 and was elected Non-executive Chairman in January 2006.

On November 6, 2008, the Board of Directors of MBIA Inc. appointed the other executive officers of the Company to the office set forth opposite his name above, effective as of November 6, 2008.

Prior to being named President, Chief Financial Officer and Chief Administrative Officer, C. Edward Chaplin (age 52) was Vice President and Chief Financial Officer of the Company. Prior to becoming an officer of the Company in June 2006, Mr. Chaplin had served as a director of the Company from December 2002 to May 2006 and as Senior Vice President and Treasurer of Prudential Financial Inc. since November 2000, responsible for Prudential’s capital and liquidity management, corporate finance, and banking and cash management. Mr. Chaplin had been with Prudential since 1983.

Prior to being named President and Chief Operating Officer, William C. Fallon (age 49) was Vice President of the Company and head of the Global Structured Finance Division. From July 2005 to March 1, 2007, Mr. Fallon was Vice President of the Company and head of Corporate and Strategic Planning. Prior to joining the Company in 2005, Mr. Fallon was a partner at McKinsey & Company and co-leader of that firm’s Corporate Finance and Strategy Practice.

Prior to being named Executive Vice President and Chief Investment Officer, Clifford D. Corso (age 47) was Vice President of the Company, the Company’s Chief Investment Officer and the president of MBIA Asset Management. Mr. Corso retains the title of president of MBIA Asset Management. He joined the Company in 1994 and has served as Chief Investment Officer since 2000.

Prior to being named Executive Vice President and Chief Portfolio Officer, Mitchell I. Sonkin (age 56) was Vice President of the Company and head of the IPM Division. Prior to joining the Company in April 2004, Mr. Sonkin was senior partner and co-chair of the Financial Restructuring Group of the international law firm of King & Spalding.

Item 1. Business (Continued)

Prior to being named Executive Vice President, Chief Legal Officer and Secretary, Ram D. Wertheim (age 54) was Vice President, General Counsel and Secretary of the Company. From February of 1998 until January 2000, he served in various capacities in the Global Structured Finance Division. Mr. Wertheim was, until February of 1998, the General Counsel of CapMAC Holdings Inc.

On November 6, 2008, the Board also did not reappoint Thomas G. McLoughlin, Kevin D. Silva, Christopher E. Weeks and Ruth M. Whaley as executive officers of the Company in their capacities, respectively, of Vice President and head of the Global Public Finance Division, Vice President and Chief Administrative Officer, Vice President and head of the International Division and Vice President and Chief Risk Officer.

Item 1A. Risk Factors

References in the risk factors to the “Company” are to MBIA Inc., together with its domestic and international subsidiaries. References to “we,” “our” and “us” are to MBIA Inc. or the Company, as the context requires.

Insured Portfolio Loss Related Risk Factors

Recent adverse developments in the credit markets and any potential negative impact on our Insurers’ insured portfolios may materially and adversely affect our financial condition, results of operations and future business

MBIA Corp. is exposed to credit risks in its portfolio that may arise from deterioration in the credit markets, wherein such deterioration in credit performance could lead to potential erosion in the quality of assets and also the collection of cash flows from such assets within structured securities that it has guaranteed.

Beginning in the second half of 2007, deterioration of the global credit markets coupled with the re-pricing of credit risk created and continues to create extremely difficult market conditions and volatility in the credit markets. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage- and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. During the fourth quarter of 2008, disruptions and volatility in the credit markets reached unprecedented levels. During 2008, partly as a result of concerns about exposure to these assets, some of the largest companies in the financial sector have received government support, been acquired by stronger firms or been allowed to fail.

While MBIA Corp. has sought to underwrite direct RMBS, CMBS and CDOs of ABS with levels of subordination and other credit enhancements designed to protect it from loss in the event of poor performance of the underlying assets collateralizing the securities in the insured portfolio, we have since the third quarter of 2007 recorded case basis losses incurred of $2.1 billion due to projected inadequacies of such credit enhancements in securities it has guaranteed. The case basis activity was in addition to MBIA Corp.’s regular quarterly addition of 14% of scheduled earned premiums, or approximately $115 million since the third quarter of 2007. No assurance can be given that such credit enhancements will prove to be adequate to protect MBIA Corp. from incurring additional material losses in view of the current significantly higher rates of delinquency, foreclosure and losses being observed among residential mortgages and home equity lines of credit. While further deterioration in some of the asset-backed securities we insure is generally expected, the extent and duration of any future continued deterioration of the credit markets is unknown, as is the impact, if any, on potential claim payments and ultimate losses of the securities within MBIA Corp.’s portfolio.

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

Item 1A. Risk Factors (Continued)

Existing difficult economic conditions may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future

Our results of operations are materially affected by general economic conditions, both in the U.S. and elsewhere around the world. Beginning in the second half of 2007 and continuing in 2008, global financial, equity and other markets experienced significant stress, which reached unprecedented levels in the fourth quarter of 2008 . See “—Recent adverse developments in the credit markets and any potential negative impact on our Insurers’ insured portfolios may materially adversely affect our financial condition, results of operations and future business.” Recently, concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S., inflation, energy costs, extreme volatility in fixed income and equity markets and geopolitical issues have contributed to increased volatility and diminished expectations for the global economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a worsening recession, which continue to challenge the U.S. and global fixed income, equity and other markets and overall economies.

Recessions, increases in corporate, municipal or consumer default rates and other general economic conditions may adversely impact, and the weak performance of residential mortgages backed securities has adversely impacted, and continues to impact the Company’s prospects for future business, as well as the performance of our Insurers’ insured portfolios and the Company’s investment portfolio. In particular, the deterioration of certain sectors of the credit markets has caused a significant decline in the number of structured finance securities that have been issued since the fourth quarter of 2007. There can be no assurance that the market for financial guarantee insurance will recover, and if the market fails to recover there would be a decrease in the demand for financial guarantee insurance, which may adversely affect our Insurers’ business prospects.

There can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets and stimulating the economy will achieve the intended results

In response to the financial crisis affecting the banking system, financial markets, investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, make equity investments in certain financial institutions and purchase mortgage-backed and other securities from financial institutions for an aggregate amount of up to $700.0 billion. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law. The stated purpose of the ARRA is “making supplemental appropriations for job preservation and creation, infrastructure investment, energy efficiency and science, assistance to the unemployed, and State and local fiscal stabilization” through an estimated $787 billion of government spending and tax cuts. Furthermore, on February 18, 2009 President Obama proposed a housing plan to assist homeowners refinance or modify mortgages, with an estimated cost of $275 billion. There can be no assurance that the housing plan will be adopted in its current form or at all.

There can be no assurance as to what impact these or any other actions taken by the U.S. federal government, Federal Reserve or other governmental or regulatory bodies will have on the financial markets, including the extreme levels of volatility experienced in recent months, the level of defaults in the fixed income markets, in particular in the subprime sector of the RMBS market, and the lack of available credit. Such continued volatility, defaults and illiquidity could materially and adversely affect our business, financial condition and results of operations.

Some of the state and local governments that issue obligations we insure are experiencing unprecedented budget shortfalls that could result in increased credit losses or impairments on those obligations

We have historically experienced low levels of defaults in our public finance insured portfolio, including during the ongoing financial crisis that began in mid-2007. However, in recent months state and local governments that issue some of the obligations we insure have reported unprecedented budget shortfalls that will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While there have been some proposals by the U.S. federal government designed to provide aid to state and local governments, there can be no assurance that any of these proposals will be adopted. If the issuers of the obligations in our public finance

Item 1A. Risk Factors (Continued)

portfolio are unable to raise taxes, increase spending, or receive federal assistance, we may experience losses or impairments on those obligations, which would materially and adversely affect our business, financial condition and results of operations.

We are required to report credit derivatives at fair value, which subjects our results of operations to volatility and losses, and could lead to negative shareholders’ equity for the Company or MBIA Corp. on a GAAP basis

Any event causing credit spreads on an underlying security referenced in a credit derivative insured by MBIA Corp., or on a credit derivative referencing an MBIA Inc. security (an “MBIA credit derivative”), to either widen or tighten will affect the fair value of the credit derivative and may increase the volatility of our earnings. We apply fair value accounting for the portion of our insurance business executed in credit derivative form as required by SFAS 133 and changes in fair value are recognized immediately in earnings. In addition, under SFAS 157, effective January 1, 2008, we have been required to adjust our fair value calculation to account for our own non-performance risk by reference to spreads on MBIA credit derivatives as well as to account for the nonperformance risk of our reinsurers. Therefore, any increases or decreases in the fair value of our insured credit spreads or spreads on MBIA credit derivatives have an immediate corresponding impact on reported earnings. As changes in fair value can be caused by factors unrelated to the performance of MBIA Corp.’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposure, the application of fair value accounting may cause our earnings to be more volatile than would be suggested by the underlying performance of MBIA Corp.’s business operations and credit portfolio, and could lead to losses that could cause us to report negative shareholders’ equity on a GAAP basis.

The global re-pricing of credit risk beginning in the fourth quarter of 2007 and continuing in 2008 and 2009 has caused unprecedented volatility and markdowns in the valuation of these credit derivatives. In addition, due to the complexity of fair value accounting and the application of SFAS 133 and SFAS 157, future amendments or interpretations of derivative and fair value accounting may cause us to modify our accounting methodology in a manner which may have an adverse impact on our financial results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II, Item 7 for additional information on the valuation of derivatives.

Current accounting standards mandate that we measure the fair value of our insurance policies of credit default swaps. At the present time, we do not have access to the fair value estimates of the insurance beneficiaries and there can be no assurance that those counterparties (or any other market participant’s) estimates would be the same as our fair values.

Since the fourth quarter of 2007, we have observed a further widening of market spreads and credit ratings downgrades of collateral underlying certain MBIA Corp.-insured CDO tranches. The mark-to-market for the insured credit derivative portfolio has fluctuated significantly over the last eight quarters, resulting in volatility in MBIA’s earnings, moving from losses of $1.8 million, $14.3 million and $342 million in the first, second and third quarters of 2007, respectively, to losses of $3.37 billion and $3.58 billion in the fourth quarter of 2007 and first quarter of 2008, respectively, then to gains of $3.32 billion and $105 million in the second and third quarters of 2008, followed by a loss of $1.67 billion in the fourth quarter of 2008. The volatility was primarily a result of changes in credit spreads, collateral erosion, rating migration and fluctuations in spreads on MBIA credit derivatives. As a result of fluctuations in those spreads, the effect of the FAS 157 non-performance risk adjustment on the mark-to-market over the last four quarters has also fluctuated, moving from gains of $3.56 billion and $2.89 billion in the first and second quarters of 2008, followed by a smaller gain of $606 million in the third quarter of 2008 and then an increase to $6.11 billion in the fourth quarter of 2008.

We may report negative shareholders’ equity on a GAAP basis in a future period, which may have an impact on investors’ perceptions of the value of the Company

As of December 31, 2008, the Company reported on a GAAP basis $994 million of shareholders’ equity, $30 billion of assets and $787 billion of off balance sheet liabilities, some of which are subject to fair value accounting. Volatility in our asset values, loss reserves, impairments or fair value of insured credit derivatives could cause our shareholders’ equity, and/or that of MBIA Corp., to be negative on a GAAP basis in a future period, which may adversely impact investors’ perceptions of the value of the Company.

Item 1A. Risk Factors (Continued)

Loss reserve estimates are subject to uncertainties and loss reserves may not be adequate to cover potential claims

The financial guarantees issued by our Insurers insure the financial performance of the obligations guaranteed over an extended period of time, in some cases over 30 years, under policies that we have, in most circumstances, no right to cancel. As a result of the lack of statistical paid loss data due to the low level of paid claims in our financial guarantee business and in the financial guarantee industry in general, particularly, until recently, in the structured asset-backed area, we do not use traditional actuarial approaches to determine our loss reserves. The establishment of the appropriate level of loss reserves is an inherently uncertain process involving numerous estimates and subjective judgments by management, and therefore, there can be no assurance that actual paid claims in our insured portfolio will not exceed its loss reserves. Small changes in the assumptions underlying these estimates could significantly impact loss expectations. Additionally, we use both internal models as well as models generated by third party consultants and customized by us to project future paid claims on our insured portfolio and establish loss reserves. There can be no assurance that the future loss projections based on these models are accurate. Recent unprecedented volatility in the credit markets has caused adjustments to these projections in a greater magnitude than we have previously experienced.

We recorded case basis losses incurred of $2.1 billion since the third quarter of 2007 related to such exposures. The case basis activity was in addition to MBIA Corp.’s regular quarterly addition of 14% of scheduled earned premiums, or approximately $115 million since the third quarter of 2007. Additionally, further deterioration in the performance of RMBS, CMBS, CDOs of ABS or other obligations MBIA Corp. or MBIA Illinois insures or reinsures could lead to the establishment of additional loss reserves and further losses or reductions in income. There can be no assurance that the estimates of probable and estimable losses are accurate. Actual paid claims could exceed our estimate and could significantly exceed our loss reserves. If our loss reserves are not adequate to cover actual paid claims, MBIA Corp.’s results of operations and financial condition could be materially adversely affected. Effective January 1, 2009, the Company adopted FAS 163, “Accounting for Financial Guarantee Insurance Contracts—an Intepretation of FASB Statement No. 60.” For additional information on the Company’s loss reserving methodology and FAS 163, see “Note 3—Recent Accounting Pronouncements” in Part II, Item 8, and Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II, Item 7.

Credit risk modeling contains uncertainty over ultimate outcomes which make it difficult to estimate potential paid claims and loss reserves and mark-to-market

The securities our Insurers insure include highly complex transactions, the performance of which depends on a wide variety of factors outside of our control, and in such transactions we must rely on financial models, generated internally and supplemented by models generated by third parties, to estimate future credit performance of the underlying assets, and to evaluate structures, rights and our potential obligations over time. These estimates can vary materially based on relatively small changes in assumptions and the use of different modeling techniques. Also, for example, the modeling of multi-sector CDOs requires analysis of both direct ABS as well as CDO collateral within the multi-sector CDOs, known as “inner securitizations,” and we do not consistently have access to all the detailed information necessary to project every component of each inner securitization. Such “inner securitizations” may themselves include CDO collateral. Therefore, in some cases we put greater reliance on the models and analysis of third party market participants and are not able to fully, independently and precisely verify each data point. Moreover, the performance of the securities that our Insurers insure and the underlying mark-to-market of our obligations depends on a wide variety of factors which are outside our control, including the liquidity and performance of the collateral underlying such securities, the correlation of assets within collateral pools, the performance or non-performance of other transaction participants (including third-party servicers) and the exercise of control or other rights held by other transaction participants.

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

Item 1A. Risk Factors (Continued)

accurate or comprehensive in estimating our potential future paid claims and related loss reserves or that they are similar to methodologies employed by our competitors, counterparties or other market participants.

In addition, changes to our paid claims, loss reserve or mark-to-market models may be warranted in the future. These changes could materially impact our financial results.

Our risk management policies and procedures may not detect or prevent future losses

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

Geopolitical conditions may adversely affect our Insurers’ business prospects and insured portfolio

General global unrest could further disrupt the economy in this country and around the world and could have a direct material adverse impact on certain industries and on general economic activity. The Company has exposure in certain sectors that could suffer increased delinquencies and defaults as a direct result of these types of events. The Company’s exposure to domestic and international airports and to domestic enhanced equipment trust certificate aircraft securitizations have experienced increased stress as a result of global events since 2001, including a downgrading of the ratings and the bankruptcy of some of the underlying issuers, and could experience further stress in the event of general global unrest in the future. Other exposures that depend on revenues from business and personal travel, such as bonds backed by hotel taxes and car rental fleet securitizations, have experienced or may experience increased levels of delinquencies and default. In addition, certain other sectors in which the Company has insured exposure, such as consumer loan securitizations (e.g., home equity, auto loan and credit card transactions), have experienced increased delinquencies and defaults in the underlying pools of loans and could experience further defaults in the event of future global unrest. To the extent that certain corporate sectors may be vulnerable to credit deterioration and increased defaults in the event of future global unrest, CDOs backed by pools of corporate debt issuances in those stressed sectors could also be adversely impacted.

The Company’s insurance operations underwrite exposures to the Company’s reasonable expectation of future performance as well as at various stress levels estimating defaults and other conditions at levels higher than are reasonably expected to occur. There can be no assurance, however, that the Company will not incur material losses if the economic stress and increased defaults in certain sectors caused by global unrest, terrorism, catastrophic events, natural disasters or similar events in the future is or will be more severe than the Company currently foresees and had assumed in underwriting its exposures.

Liquidity and Market Related Risk Factors

Recent adverse developments in the credit markets may materially and adversely affect our ability to meet liquidity needs

As a financial services company, we are particularly sensitive to liquidity risk, which is the probability that an enterprise will not have sufficient resources to meet contractual payment obligations when due. Management of liquidity risk is of critical importance to financial services companies, and most failures of financial institutions have occurred in large part due to their inability to maintain sufficient liquidity resources under adverse circumstances. Generally, lack of sufficient resources results from an enterprise’s inability to sell assets at values necessary to satisfy payment obligations, the inability to access new capital through the issuance of equity or debt and/or an unexpected acceleration of payments required to settle liabilities.

We encounter liquidity risk in our insurance operations, asset/liability products business and corporate operations. The effects of the credit crisis which began in the subprime segment of the mortgage-backed securities market and spread to a wide range of financial institutions and markets, asset losses and sectors, has caused the Company to experience material increased liquidity risk pressures in all of its operations and businesses. The insurance business experienced elevated loss payments, and with its ratings downgrades beginning in June 2008, a drop in cash from new direct insurance writings. The downgrades also had a material impact on the

Item 1A. Risk Factors (Continued)

asset/liability segment as they triggered liability terminations and collateralization requirements, and asset sales to meet those terminations resulted in significant realized losses due to the devaluation of the asset portfolio in the segment. In addition, the impact of this crisis on the Company’s operating businesses has reduced or eliminated the ability of these subsidiaries at the present time to pay dividends to the holding company to enable it to meet its debt service and other operating expense needs. Finally, if certain of our corporate debt obligations were to become accelerated, which could occur due to MBIA Corp. entering rehabilitation proceedings, among other events, the Company would currently have insufficient assets to repay the accelerated obligations.

If the current market dislocation and economic conditions persist for an extended period of time or worsen, the Company could face additional liquidity pressure in all of its operations and businesses. Further stress could increase liquidity demands on the Company or decrease its liquidity supply through additional defaulted insured exposures or devaluations and/or impairments of its invested assets. These pressures could arise from exposures beyond residential mortgage related stress, which to date has been the main cause of stress. For further discussion on the Company’s liquidity risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” in Part II, Item 7.

An inability to access capital could adversely affect our business, operating results and financial condition and ultimately adversely affect liquidity

The Company’s access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including the long term debt ratings of the Company and the insurance financial strength ratings and long term business prospects of our Insurers and the perceptions of the financial strength of our Insurers and MBIA Inc. Our debt ratings are influenced by numerous factors, either in absolute terms or relative to our peer group, such as financial leverage, balance sheet strength, capital structure and earnings trends. If we cannot obtain adequate capital on favorable terms or at all, our business, future growth, operating results and financial condition could be adversely affected.

Beginning in the second half of 2008, the volatility and disruption in the global credit markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. For example, recently credit spreads have widened considerably.

As a result of the illiquidity of fixed income markets during 2008, we implemented intercompany agreements to provide additional liquidity from MBIA Inc., MBIA Corp. and MBIA Illinois to the asset/liability products business, and this has reduced the liquidity resources available to MBIA Inc., MBIA Corp. and MBIA Illinois for other purposes. Furthermore, the Company has terminated one of its credit facilities with third-party providers as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” in Part II, Item 7. There can be no assurance that replacement providers will be available in the future. The inability to obtain adequate replacement capital on favorable terms or at all could have an adverse impact on the Company’s business and financial condition.

Because we are a holding company, our sources of liquidity primarily consist of dividend payments from our Insurers and MBIA Asset Management, investment income and the issuance of debt. To the extent that we are unable to access capital, our Insurers may not have sufficient liquidity to meet their obligations, will have less capacity to write business and may not be able to pay dividends to us without experiencing adverse rating agency action. Accordingly, our inability to maintain access to capital on favorable terms could have an adverse impact on our ability to pay losses and debt obligations, to pay dividends on our capital stock, to pay principal and interest on our indebtedness, to pay our operating expenses and to make capital investments in our subsidiaries. See “—Our holding company structure and certain regulatory and other constraints could affect our ability to pay dividends and make other payments.”

Our holding company structure and certain regulatory and other constraints could affect our ability to pay dividends and make other payments

We are a holding company and have no substantial operations of our own or assets other than our ownership of MBIA Corp. and MBIA Illinois, our principal operating subsidiaries, MBIA Asset Management, and certain other smaller subsidiaries. As such, we are largely dependent on dividends or advances in the form of intercompany loans from our Insurers to pay dividends on our capital stock, to pay principal and interest on our indebtedness, to pay our operating expenses and to make capital investments in our subsidiaries. Our Insurers are subject to

Item 1A. Risk Factors (Continued)

various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us. Regulations relating to capital requirements affecting some of our other subsidiaries may also restrict their ability to pay dividends and other distributions and make loans to us.

Under New York and Illinois law, MBIA Corp. and MBIA Illinois, respectively, may generally pay stockholder dividends only out of statutory earned surplus and subject to additional limits, as described in “Item 1. Business—Insurance Regulation” and “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 19: Insurance Regulations and Dividends” of this Annual Report on Form 10-K. While MBIA Corp. did not pay dividends in 2008, its payment of an extraordinary dividend in February 2009 in connection the MBIA Illinois Transformation restricted its ability to pay dividends until February 10, 2010. In addition, as a result of the MBIA Illinois Transformation, MBIA Illinois has negative earned surplus and therefore is currently unable to pay dividends to the Company.

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

The inability of our Insurers to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could affect our ability to repay our debt and to continue to pay a dividend on our common stock and have a material adverse effect on our operations. Furthermore, as a result of the illiquidity of fixed income markets during 2008, we implemented intercompany agreements to provide additional liquidity from MBIA Inc. and MBIA Corp. to the asset/liability products business, and this has reduced the liquidity resources available to MBIA Inc. and MBIA Corp. for other purposes.

Changes in interest rates could adversely affect our financial condition and future business

Increases in prevailing interest rate levels can adversely affect the value of MBIA’s investment portfolio and, therefore, our financial condition. In the event that investments must be sold in order to make payments on insured exposures, such investments would likely be sold at discounted prices. Lower interest rates can also result in lower net interest income since a substantial portion of assets are now held in cash and cash equivalents given the increased focus on liquidity. Additionally, in the insurance operations, increasing interest rates could lead to increased credit stress on transactions in our insured portfolio, while a decline in interest rates could result in larger loss reserves on a present value basis. In the asset/liability products segment of the investment management services division, higher interest rates or wider credit spreads could result in increased collateral posting requirements on investment agreements, repurchase agreements and derivative contracts, as collateral obligations are measured on a market value basis.

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

Revenues would be adversely impacted due to a decline in realization of installment premiums

Due to the installment nature of a significant percentage of its premium income, MBIA Corp. has an embedded future revenue stream. The amount of installment premiums actually realized by MBIA Corp. could be reduced in the future due to factors such as not insuring new transactions, early termination of insurance contracts, accelerated prepayments of underlying obligations or commutation of existing financial guarantee insurance policies. Such a reduction would result in lower revenues.

Item 1A. Risk Factors (Continued)

Strategic Plan Related Risk Factors

An inability to achieve high stable insurer financial strength ratings for MBIA Illinois or any of our Insurers from the major rating agencies would materially and adversely affect our financial condition, results of operations and future business

MBIA Illinois’ and our other Insurers’ ability to attract new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to them by the major rating agencies and the financial enhancement rating also assigned by S&P. We intend to comply with the requirements imposed by the rating agencies to achieve such ratings; however, no assurance can be given that we will successfully comply with these requirements, that these requirements will not change or that, even if we comply with these requirements, one or more of such rating agencies will not lower or withdraw its financial strength ratings of any of our Insurers or place it on “negative outlook” or “rating watch negative” status indicating that a downgrade may be considered in the future. Our Insurers’ ability to attract new business and to compete with other financial guarantors has been adversely affected by these rating agency actions. Our Insurers’ ability to attract new business and to compete with other financial guarantors and its results of operations and financial condition would be materially adversely affected by any actual reduction, or additional suggested possibility of a reduction, in its ratings. Requirements imposed by the rating agencies in order for our Insurers to maintain their insurer financial strength ratings are outside of our control, and such requirements may oblige us to raise additional capital or take other remedial actions in a relatively short timeframe in order to maintain those ratings.

An inability to raise capital for our Insurers in the future may limit their ability to write business and adversely affect our financial condition, results of operations and business prospects

Our Insurers’ ability to compete for financial guarantee business will depend on their financial strength and investors’ perceptions for their financial strength. To capitalize our Insurers to a level required to achieve high stable ratings in the future will require that we raise additional capital. In addition, due to regulatory and internal single and aggregate risk limits, our Insurers may not be able to write business in certain categories of risk without raising additional capital. Our inability to raise capital on favorable terms could therefore materially adversely affect the business prospects of our Insurers. In addition, it would have an adverse impact on their ability to pay losses, dividends and debt obligations.

As a result of the MBIA Illinois Transformation and the reinsurance of the MBIA Corp. and FGIC portfolios by MBIA Illinois, MBIA Illinois exceeded as of the closing date certain single and aggregate risk limits under the New York and Illinois laws and regulations, and MBIA Corp. exceeded as of the closing date certain single risk limits under New York law. These insurers obtained waivers from the insurance departments of those states of such limits. In connection with the waivers, they submitted a plan to the applicable insurance departments to achieve compliance with the applicable regulatory limits. Under the plans, they agreed not to write new financial guarantee insurance for certain issuers until they were in compliance with their single risk limits and agreed to take commercially reasonable steps, including considering reinsurance, the addition of capital and other risk mitigation strategies, in order to comply with the regulatory single and aggregate risk limits. As a condition to granting the waiver, the NYSID is requiring that, upon written notice from the NYSID, MBIA Corp. and MBIA Illinois, as applicable, will cease writing new financial guaranty insurance if the companies are not in compliance with the risk limitations by December 31, 2009. MBIA Illinois and MBIA Corp. have also agreed to provide monthly reports to the NYSID regarding the steps to achieve compliance with these regulatory limits. Our inability to come into compliance with these risk limits may prevent us from writing future new business and adversely affect our business prospects.

Downgrades of the ratings of securities insured by our Insurers may materially adversely affect our business, results of operations and financial condition

Individual credits in our insured portfolio (including potential new credits) are assessed a rating agency “capital charge” based on a variety of factors, including the nature of the credits’ risk types, underlying ratings, tenor and expected and actual performance. In the event of an actual or perceived deterioration in creditworthiness, a reduction in the underlying rating or a change in the rating agency capital methodology, any of our Insurers may be required to hold more of its capital in reserve against credits in its insured portfolio, regardless of whether losses actually occur, or against potential new business. Significant reductions in underlying ratings of credits in

Item 1A. Risk Factors (Continued)

an Insurer’s insured portfolio can produce significant increases in assessed “capital charges.” There can be no assurance that each of our Insurer’s capital position will be adequate to meet such increased rating agency reserve requirements or that each Insurer will be able to secure additional capital, especially at a time of actual or perceived deterioration in creditworthiness of new or existing credits. Unless an Insurer was able to increase its amount of available capital, an increase in capital charges could reduce the amount of capital available to pay claims and support its ratings and could have an adverse effect on the Insurer’s ability to write new business.

In 2008 Fitch, Moody’s and S&P announced the downgrade of, or other negative ratings actions with respect to, certain transactions that MBIA Corp. insures, as well as a large number of structured finance transactions that serve as collateral in structured finance transactions that MBIA Corp. insures. There can be no assurance that additional securities in MBIA Corp.’s or MBIA Illinois’ insured portfolio will not be reviewed and downgraded in the future. Moreover, we do not know if, and when, the rating agencies might review additional securities in our insured portfolio or review again securities that have already been reviewed and/or downgraded. Downgrades of credits that one of our Insurer insures will result in higher capital charges to that Insurer under the relevant rating agency model or models. If the additional amount of capital required to support such exposures is significant, the Insurer could look to raise additional capital, if available, on terms and conditions that may not be favorable to it, curtail current business writings, or pay to transfer a portion of its in-force business to generate capital for rating agency purposes to maintain its ratings. Such capital raising may not be possible. Accordingly, additional downgrades of our insured credits could adversely affect the results of operations and financial condition of our Insurers going forward.

Changes in the rating agencies’ capital models and rating methodology with respect to financial guarantee insurers may materially adversely affect our business, results of operations and financial condition

Changes in the rating agencies’ capital models and rating methodology with respect to financial guarantee insurers and the risks in any of our Insurer’s investment portfolio and insured portfolio could require the Insurer to hold more capital against specified credit risks in the insured portfolio. For example, the rating agencies have recently made changes to their capital models and rating methodology in response to the deterioration in the performance of certain securities. These requirements have placed stress on our ratings and require us to raise additional capital to maintain our ratings.

Demand for financial guarantee insurance will decline if investors’ confidence in financial guarantors’ financial strength or marketability declines

The perceived financial strength of financial guarantee insurers also affects demand for financial guarantee insurance. In 2008 most financial guarantee insurers’ insurer financial strength ratings were downgraded, placed on review for a possible downgrade or had their outlooks changed to “negative,” which contributed to a decline in the demand for financial guarantee insurance generally. Should our Insurers or their competitors suffer from downgrades in financial strength ratings or some other deterioration in investors’ confidence in the future such as changes in the perceived benefits and/or harm caused by the use of bond insurance, demand for financial guarantee insurance would be reduced significantly.

Future competition may have an adverse effect on our Insurers’ businesses

The businesses in which we expect our Insurers to participate may be highly competitive. They may face competition from other financial guarantee insurance companies, other providers of third-party credit enhancement, such as multi-line insurance companies, credit derivative and swap providers and banks, and alternative financing structures that do not employ third-party credit enhancement, and in 2008 a new financial guarantee insurer began competing in the municipal finance market during the first quarter of 2008 and another received a license in October 2008 from the NYSID to write financial guarantee insurance. Increased competition, either in terms of price, alternative structures, or the emergence of new providers of credit enhancement, could have an adverse effect on our Insurers’ business prospects. In addition, an Insurer’s competitive position may suffer due to having been placed on review for a possible downgrade by a rating agency.

The uncertainty created by market conditions and the related unpredictable actions of the regulators in the U.S. and foreign markets we serve may create unforeseen competitive advantages for our competitors due to, among other things, explicit or implied support from the government.

Item 1A. Risk Factors (Continued)

Future demand for our Insurers’ products depend on market and other factors that we do not control

The demand for financial guarantee insurance depends upon many factors, some of which are beyond the control of the Company. Our ability to attract and compete for financial guarantee business is largely dependent on the financial strength ratings assigned to our Insurers by the major rating agencies. During 2008, most monoline financial guarantee insurers were downgraded by one or more of the major rating agencies, and the two remaining significant Triple-A monoline financial guarantee insurers were assigned a “Review for Possible Downgrade” status by Moody’s and announced an intention to merge. A new Triple-A financial guarantee insurer began competing in the municipal finance market during the first quarter of 2008 and another received a license in October 2008 from the NYSID to write financial guarantee insurance.

If demand for our insurance products increases in the future, investors from time to time distinguish among financial guarantors on the basis of various factors, including rating agency assessment, capitalization, size, insured portfolio concentration and financial performance. These distinctions may result in differentials in trading levels for securities insured by particular financial guarantors which, in turn, may provide a competitive advantage to those financial guarantors with better trading characteristics. In addition, various investors may, due to regulatory or internal guidelines, lack additional capacity to purchase securities insured by certain financial guarantors, which may provide a competitive advantage to guarantors with fewer insured obligations outstanding. Differentials in trading values or investor capacity constraints that do not favor our Insurers would have an adverse effect on their ability to attract new business at appropriate pricing levels, and our Insurers have experienced a decline in new business which are attributable to recent rating agency actions and their impact on investor perception.

Additionally, in the face of the disruption in the credit markets and the 2008 ratings actions of Fitch, Moody’s and S&P concerning financial guarantee insurers generally and MBIA Corp. in particular, the price of our common stock has experienced a significant decline and there has been a widening of spreads on our credit default swaps. This widening of spreads on our credit default swaps could impact the perception of our financial condition by MBIA Corp.’s and MBIA Illinois’ insured bondholders and counterparties and could affect their willingness to purchase our insured bonds and to continue to enter into transactions with them.

Regulatory regimes and changes to accounting rules may adversely impact financial results irrespective of business operations

Accounting standards and regulatory changes may require modifications to our accounting methodology, both prospectively and for prior periods and such changes could have an adverse impact on our financial results. The Financial Accounting Standards Board, or “FASB,” and the International Accounting Standards Board, or “IASB,” are considering the accounting methodology to be applied by insurance companies and policyholders, including financial guarantee industry participants, for claims liability recognition and premium recognition. When the FASB and IASB reach a conclusion on this project, MBIA Corp., MBIA Illinois and other financial guarantors may be required to change some aspects of their respective loss reserving policies and the potential changes could extend to premium and expense recognition under FAS 163. We cannot currently assess how the FASB and IASB staffs’ ultimate resolution of this project will impact FAS 163. Until final guidance is issued, we intend to apply our existing methodology for reporting for the year ended December 31, 2008 and apply FAS 163 beginning with reporting for the quarterly period ended March 31, 2009. There can be no certainty, however, that the FASB or IASB will not require us to modify our current methodology, either on a going-forward basis or for prior periods. Any required modification of our existing methodology, either with respect to these issues or other issues in the future, could have an impact on our results of operations, including increased volatility of our earnings.

Regulatory change could adversely affect our businesses

The financial guarantee insurance industry has historically been and will continue to be subject to the direct and indirect effects of governmental regulation, including insurance laws, securities laws, tax laws and legal precedents affecting asset-backed and municipal obligations, as well as changes in those laws. Failure to comply with applicable laws and regulations could expose our Insurers to fines, the loss of their insurance licenses, and the inability to engage in certain business activity. In addition, future legislative, regulatory or judicial changes could adversely affect our Insurers’ ability to pursue business, materially impacting our financial results. The NYSID has issued best practices regarding the laws and regulations that are applicable to our Insurers and to

Item 1A. Risk Factors (Continued)

other monoline financial guarantee insurance companies and has indicated that it expects to propose legislative and regulatory changes to codify these best practices. In addition, members of the U.S. Congress and federal regulatory bodies have suggested federal oversight and regulation of insurance, including bond insurance. See the section “Our Insurance Operations—Insurance Regulation” in Item 1 for more information on these proposed changes. As a result of any changes to such laws and regulations or the Department’s interpretation thereof, MBIA could become subject to further restrictions on the type of business that it is authorized to insure, especially in the structured finance area. Any such restrictions could have a material effect on the amount of premiums that MBIA earns in the future. Additionally, any changes to such laws and regulations could subject our Insurers to increased reserving and capital requirements or more stringent regulation generally, which could materially adversely affect our financial condition, results of operations and future business. Moreover, the downturn in the financial markets and resulting market-wide losses have caused various federal and state legislative and regulatory bodies to consider various changes to existing securities laws and the legal framework governing the financial industry. Any such changes may affect the securities we insure, and may have the affect of diminishing or eliminating the market for those securities. We cannot predict what form these changes will take or how they will affect the Company.

General Risk Factors

Regulatory proceedings or private litigation claims could materially adversely affect our business, results of operations and financial condition

The Company has received subpoenas or informal inquiries from a variety of regulators, including the Securities and Exchange Commission, the Securities Division of the Secretary of the Commonwealth of Massachusetts, and other states’ regulatory authorities, regarding a variety of subjects, including disclosures made by the Company to underwriters and issuers of certain bonds, disclosures regarding the Company’s structured finance exposure, the Company’s communications with rating agencies, and the methodologies used by rating agencies for determining the credit rating of municipal debt. The Company is cooperating fully with each of these regulators and is in the process of satisfying all such requests. We may continue to receive additional subpoenas and other information requests from the SEC or other regulatory agencies regarding similar issues. Although no regulatory action has been initiated against us in connection with the matters described above, it is possible that one or more regulatory agencies may pursue action against us with respect to these or other similar matters. If such an action is brought, it could materially adversely affect our business, results of operations and financial condition.

As further set forth in the Legal Proceedings section below, the Company is named as a defendant in a number of litigations. These include several private securities class actions where the Company is named along with certain of its current and former officers. These cases have been consolidated in the United States District Court for the Southern District of New York. A shareholder derivative lawsuit against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant was filed in the United States District Court for the Southern District of New York and a similar shareholder derivative lawsuit was filed in the Supreme Court of the State of New York, County of Westchester.

In addition, a number of California municipalities filed lawsuits against MBIA and other bond insurers in 2008 in two separate complaints. The first complaint alleged (i) participation in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participation in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and a failure adequately to disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence, and negligent misrepresentation. The second complaint alleged fraud and violations of California’s antitrust laws through bid-rigging in the sale of municipal derivatives to municipal bond issuers.

Although the Company intends to vigorously defend against the aforementioned actions and against other potential actions, we cannot provide assurance that the ultimate outcome of these actions will not cause a loss or a materially adversely effect on our business, results of operations or financial condition.

Item 1A. Risk Factors (Continued)

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

Our Investment Management Services businesses manage several asset-liability programs which enable us to earn a spread between the income earned on a portfolio of assets and the interest costs associated with the liabilities incurred to fund the purchase of such assets. These asset-liability programs are managed within a number of risk and liquidity parameters, but there can be no assurance that such parameters are adequate to prevent a further decline in the value of the assets or a further decline in investment income such that the programs will be unable to service outstanding liabilities. Any resulting loss could have an adverse impact on our financial position.

In 2008, events that negatively affect the performance of the Investment Management Services businesses had a negative effect on the overall performance of the Company, separate and distinct from the performance of the Company’s financial guarantee business. These primarily included reduced net interest income and realized losses from credit impairments and rebalancing of the asset portfolio into cash and short-term investments to meet current and future liquidity needs. The market value of assets in the business also declined relative to their amortized cost, resulting in a negative adjustment to Other Comprehensive Income (Loss) on the Company’s balance sheet.

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

Any impairment in the Company’s back-book earnings can materially affect the recoverability of our deferred tax assets

The basis for evaluating the recoverability of a deferred tax asset is the existence of future taxable income of appropriate character. To the extent that the Company’s ability to recognize future taxable income from its back-book earnings becomes impaired, the recoverability of certain deferred tax assets may be materially affected by a corresponding increase to its valuation allowance.

A different view of the Internal Revenue Service from our current tax treatment of realized losses relating to insured CDS contracts can adversely affect our financial position

As part of the Company’s financial guarantee business, MBIA Corp. has sold credit protection by insuring derivative contracts with various financial institutions. MBIA Corp. treats these insured derivative contracts as insurance contracts for statutory accounting purposes, which is the basis for computing MBIA Corp’s U.S. Federal taxable income. As such, the realized losses in connection with a credit event are considered loss reserve activities for tax purposes. Because the federal income tax treatment of CDS contracts is an unsettled area of tax law, in the event that the Internal Revenue Service has a different view with respect to the tax treatment, MBIA Corp.’s results of operations and financial condition could be materially adversely affected.

Servicer risk could adversely impact performance of Structured Finance transactions

Structured finance obligations contain certain risks including servicer risk, which relates to problems with the transaction servicer (the entity which is responsible for collecting the cash flow from the asset pool) that could

Item 1A. Risk Factors (Continued)

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

A default by one or more of our key reinsurers or by a financial guarantee insurance company in which we hold an investment could adversely impact our capital position, financial strength rating and ability to write new business

Our Insurers have used reinsurance to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. Reinsurers and counterparties under other reimbursement agreements may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a material adverse effect on our business or profitability or require us to raise additional capital. MBIA Corp. remains liable on a primary basis for all reinsured risk, and although MBIA Corp. believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future. MBIA Corp. generally retains the right to recapture the business ceded to reinsurers under certain circumstances, including rating downgrades of its reinsurers.

In addition to reliance on key financial guarantee reinsurers, MBIA has certain other exposures to financial guarantee insurance companies. Portions of MBIA Corp.’s investment portfolio, as well as the investments held in relation to our asset management businesses, are insured by other monoline financial guarantee insurance companies. Further, we own a small amount of direct investments in debt and other securities of the holding companies of other monoline financial guarantee insurance companies. A significant financial deterioration of one or more of those companies could impact the market value of investments and increase the amount of capital required to maintain our Insurers’ insurance financial strength ratings.

Item 1B. Unresolved Staff Comments

The Company received comment letters from the Securities and Exchange Commission (the “SEC”) Division of Corporation Finance dated April 10, 2008, June 27, 2008, August 27, 2008, October 14, 2008, January 15, 2009, and February 24, 2009 regarding its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008. These comments are unresolved as of March 2, 2009. However, we have filed with the SEC responses to the first five comment letters and we are in the process of responding to the sixth comment letter. Additionally, we have incorporated into our subsequent periodic filings with the SEC additional disclosures that we believe are responsive to the SEC’s comments.

In general, the unresolved staff comments relate to the methodologies and inputs underlying our fair value measurements of credit default swap contracts and management’s judgment and assumptions, including in connection with the recoverability of the deferred tax assets primarily as a result of the cumulative unrealized losses on insured credit derivatives, and management’s judgment and assumptions included in our loss reserving methodology. We believe that the ultimate resolution of these comments will not have a material impact on the consolidated financial statements and/or related footnotes.

Item 2. Properties

MBIA Corp. owns the 273,417 square foot office building on approximately 38 acres of property in Armonk, New York, in which the Company, MBIA Corp. and MBIA Asset Management have their headquarters. MBIA Corp. also has offices with approximately 32,590 square feet of rental space in New York, New York; San Francisco, California; Paris, France; Madrid, Spain; Sydney, Australia; London, England; Tokyo, Japan; and Mexico City, Mexico. MBIA Asset Management has 7,607 square feet of office space in Denver, Colorado. The Company believes that these facilities are adequate and suitable for its current needs.

Item 3. Legal Proceedings

In the normal course of operating its businesses, the Company may be involved in various legal proceedings.

The Company was named as a defendant, along with certain of its current and former officers, in private securities actions that were consolidated in the United States District Court for the Southern District of New York as In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). The plaintiffs asserted claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs purport to be acting as representatives for a class consisting of purchasers of the Company’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”). The lawsuit asserts, among other things, violations of the federal securities laws arising out of the Company’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Corp. in connection with the Allegheny Health, Education and Research Foundation (“AHERF”) loss, and about the effectiveness of the Company’s internal controls. The plaintiffs allege that, as a result of these misleading statements or omissions, the Company’s stock traded at artificially inflated prices throughout the Class Period.

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that these claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. On November 12, 2008, the United States Court of Appeals for the Second Circuit affirmed the Court’s dismissal on statute of limitations grounds, but remanded the case to allow the plaintiffs to file an amended complaint. The Second Consolidated Amended Class Action Complaint was filed on February 18, 2009. Defendants’ motion to dismiss is due on April 17, 2009.

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re. MBIA, Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff the Teachers’ Retirement System of Oklahoma seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to losses stemming from the Company’s insurance of CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. Defendants filed a motion to dismiss on January 30, 2009. Plaintiffs’ response is due on March 16, 2009.

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant, Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515, (the “Detroit Complaint”), was filed in the United States District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Consolidated Class Action, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The Detroit Complaint purports to relate to a so-called “Relevant Time Period” from February 9, 2006, through the time of filing of the complaint. A Special Litigation Committee of two independent directors of MBIA Inc. (the “SLC”) has determined after a good faith and thorough investigation that pursuit of the allegations set out in the Detroit Complaint is not in the best interests of MBIA and its shareholders. On January 23, 2009, the SLC served a motion to dismiss the Detroit Complaint.

On August 11, 2008, shareholder derivative lawsuit Crescente v. Brown et al., No. 08-17595 (the “Crescente Complaint”) was filed in the Supreme Court of the State of New York, County of Westchester against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant. The gravamen of this complaint is similar to the Detroit Complaint except that the time period assertedly covered is from January, 2007, through the time of filing of this complaint. The derivative plaintiff has agreed to stay the action pending the outcome of the SLC’s motion to dismiss the Detroit Complaint.

The Company has received subpoenas or informal inquiries from a variety of regulators, including the Securities and Exchange Commission, the Securities Division of the Secretary of the Commonwealth of Massachusetts, the Attorney General of the State of California, and other states’ regulatory authorities, regarding a variety of subjects, including disclosures made by the Company to underwriters and issuers of certain bonds, disclosures regarding

Item 3. Legal Proceedings (Continued)

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

On July 23, 2008, the City of Los Angeles filed two complaints in the Superior Court of the State of California for the County of Los Angeles against the Company and others. The first, against the Company, AMBAC Financial Group, Inc., XL Capital Assurance Inc., ACA Financial Guaranty Corp., Financial Guaranty Insurance Company, and CIFG Assurance North America, Inc., alleged (i) participation in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance and (ii) participation in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guarantee), and a failure adequately to disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence, and negligent misrepresentation. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, San Francisco County, by the City of Stockton on July 23, 2008, by the City of Oakland on August 28, 2008, by the City of San Francisco on October 8, 2008, by the County of San Mateo on October 23, 2008, by the County of Alameda on October 30, 2008, by the City of Los Angeles Department of Water and Power on December 31, 2008, by the Sacramento Municipal Utility District on December 31, 2008, and by the City of Sacramento on January 6, 2009. These cases are in the process of being coordinated as Ambac Bond Insurance Cases in San Francisco Superior Court (Judicial Council Coordination Proceeding No. 4555).

The City of Los Angeles’s second complaint named as defendants certain other financial institutions as well as bond insurers, including the Company, AMBAC Financial Group, Inc., Financial Security Assurance, Inc., Financial Guaranty Insurance Company and Security Capital Assurance Inc., and alleged fraud and violations of California’s antitrust laws through bid-rigging in the sale of municipal derivatives to municipal bond issuers. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, Los Angeles County, by the County of San Diego on August 28, 2008, and in Superior Court, San Francisco County, by the City of Stockton on July 23, 2008, by the County of San Mateo on October 7, 2008, and by the County of Contra Costa on October 8, 2008. The City of Los Angeles and City of Stockton actions were removed to federal court and transferred by order dated November 26, 2008, to the Southern District of New York for inclusion in the multidistrict litigation In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950; the San Diego County, San Mateo County, and Contra Costa County actions were removed to federal court and the issue of their transfer to the Southern District of New York for inclusion in In re Municipal Derivatives Antitrust Litigation is currently before the Judicial Panel on Multidistrict Litigation.

On September 30, 2008, MBIA Corp. commenced an action in the New York State Supreme Court against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleges fraudulent conduct in the origination and sale of home equity loans included in MBIA Corp.-backed securitizations of pools of home equity loans and breaches of both Countrywide’s representations and warranties and its contractual obligation to cure or repurchase ineligible loans as well as its sales and servicing obligations, among other things. In addition, on October 15, 2008, MBIA Corp. commenced an action in the United States District Court for the Southern District of New York (“SDNY”) against Residential Funding Company, LLC (“RFC”). On December 5, 2008, a notice of voluntary dismissal without prejudice was filed in the SDNY and the complaint was re-filed in the Supreme Court of the State of New York, New York County. The complaint alleges that RFC fraudulently induced MBIA Corp. to provide financial guarantee policies with respect to five RFC closed end home equity second-lien and HELOC securitizations, and that RFC breached its contractual representations and warranties, as well as its obligation to repurchase ineligible loans, among other things. There can be no assurance that the Company will prevail in either the Countrywide or RFC actions.

On October 16, 2008, MBIA Corp. received a demand for arbitration by a third-party reinsurer relating to cessions made to it under reinsurance treaty agreements entered into with the reinsurer by MBIA Corp. and certain of its subsidiary insurers in 2006 and 2007. The demand alleged that MBIA Corp. engaged in violations of the terms of

Item 3. Legal Proceedings (Continued)

the treaty agreements and of its duty of utmost good faith. Certain of the policies ceded pursuant to the treaties include those on which MBIA Corp. has identified loss reserves. Effective November 30, 2008, MBIA Corp. and the reinsurer entered into an agreement to terminate the arbitration.

We intend to vigorously defend against the aforementioned actions in which the Company is a defendant and against other potential actions, and we do not expect the outcome of these matters to have a materially adverse effect on the Company’s business, results of operations or financial condition. We cannot provide assurance, however, that the ultimate outcome of these actions will not cause a loss or have a materially adversely effect on our business, results of operations or financial condition.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 25, 2009 there were 933 shareholders of record of the Company’s common stock. The information concerning dividends on the Company’s common stock is under “Item 1. Business—Insurance Regulation” in this annual report.

The high and low stock prices and dividends with respect to the Company’s common stock for the last two years are presented below:

	2008			2007
	Stock Price		Cash Dividends Declared	Stock Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$18.98	$8.55	—	$76.02	$63.21	$0.34
June 30	14.29	4.17	—	72.38	60.42	0.34
September 30	16.61	3.90	—	66.25	49.00	0.34
December 31	11.92	3.79	—	68.83	17.79	0.34

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

On February 13, 2008, the Company completed a public offering of 94.65 million shares of MBIA common stock at $12.15 per share. Warburg Pincus informed the Company that it purchased $300 million in common stock as part of the offering. The Company did not use the $750 million Warburg Pincus backstop. In addition, Warburg Pincus did not exercise its right to purchase up to $300 million in preferred stock. Pursuant to the amended agreement with Warburg Pincus, Warburg Pincus was granted 4 million of “B2” warrants at a price of $16.20 per share. In addition, under anti-dilution provisions in the agreement with Warburg Pincus, the terms of the warrants issued to Warburg Pincus on January 30, 2008 were amended, which resulted in (a) the 8.7 million of warrants exercisable at $40 per share were revised to 11.5 million warrants exercisable at $30.25 per share and (b) the 7.4 million of “B” warrants exercisable at $40 per share were revised to 9.8 million “B” warrants exercisable at $30.25 per share. See Note 24, “Common and Preferred Stock” in the Notes to the Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 for additional information on the agreement with Warburg Pincus and the common stock offering.

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

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. However, due to the Company’s decision in the third quarter of 2007 to suspend share repurchases under the program in light of concerns and uncertainties regarding the housing markets, the structured finance sector and the U.S. economy, no shares were repurchased during the first six months of 2008.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)

In August 2008, the Company’s Board of Directors approved the resumption of the share repurchase program. Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to maintain the claims-paying ratings of MBIA Corp. and support the growth of MBIA’s businesses. As of December 31, 2008, the Company repurchased 40 million shares under the program at an average price of $21.79 per share and $119 million remains available under the $1 billion share buyback program.

The table below presents repurchases made by the Company in each month during the fourth quarter of 2008, all of which were purchased by the Company for settling awards under the Company’s long-term incentive plans. See “Note 22: Long-term Incentive Plans” in the Notes to the Consolidated Financial Statements of MBIA, Inc. and Subsidiaries in Part II, Item 8 for a further discussion on long-term incentive plans.

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Yet Be Purchased Under the Plan ($000)
October	2,921	$8.86	—	$250,015
November	10,260,714	5.11	10,259,754	197,600
December	12,507,525	6.26	12,507,525	119,272

(1)	3,881 shares were repurchased by the Company for settling awards under the Company’s long-term incentive plans.

As of December 31, 2008, 273,199,801 shares of Common Stock of the Company, par value $1 per share, were issued and 207,920,897 shares were outstanding.

Stock Performance Graph The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Stock Index (“S&P 500 Index”) and the S&P 500 Diversified Financials Index (“S&P Financials Index”) for the last five fiscal years. The graph assumes a $100 investment at the closing price on December 31, 2003 and reinvestment of dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of our common stock.

	2003	2004	2005	2006	2007	2008
MBIA Inc. Common Stock	100.00	108.57	105.21	130.33	34.18	7.47
S&P 500 Index	100.00	110.88	116.32	134.69	142.09	89.52
S&P 500 Financials Index	100.00	110.88	118.10	140.80	114.72	51.31

Item 6. Selected Financial Data

Dollars in millions except per share amounts	2008	2007	2006	2005	2004
Summary Statement Of Operations Data:
Gross premiums written	$1,337	$819	$796	$887	$1,019
Premiums earned	850	708	744	761	775
Net investment income	1,551	2,200	1,807	1,394	1,032
Net change in fair value of insured derivatives	(2,220)	(3,611)	76	67	76
Net realized gains (losses)	(1,752)	54	16	(3)	106
Net gains (losses) on financial instruments at fair value and foreign exchange	261	301	(5)	17	(10)
Total revenues from continuing operations	(857)	(284)	2,705	2,296	2,047
Losses and LAE incurred	1,318	900	81	84	85
Interest expense	1,172	1,576	1,184	822	522
Total expenses from continuing operations	2,871	2,782	1,572	1,279	876
Income (loss) from continuing operations before income taxes	(3,727)	(3,066)	1,133	1,017	1,171
Income (loss) from continuing operations, net of tax	(2,673)	(1,922)	813	713	839
Net income (loss)	(2,673)	(1,922)	819	711	843
Basic EPS:
Income (loss) from continuing operations	(12.29)	(15.17)	6.12	5.32	5.92
Net income (loss)	(12.29)	(15.17)	6.17	5.30	5.94
Diluted EPS:
Income (loss) from continuing operations	(12.29)	(15.17)	5.95	5.20	5.80
Net income (loss)	(12.29)	(15.17)	5.99	5.18	5.82

Summary Balance Sheet Data:
Fixed-maturity investments	$12,070	$30,816	$27,932	$23,606	$19,416
Held-to-maturity investments	3,157	5,054	5,213	5,765	7,540
Short-term investments	5,192	5,465	2,961	1,650	2,404
Other investments	220	731	972	1,129	1,255
Derivative assets	1,420	1,723	527	335	297
Total assets	29,657	47,415	39,763	34,561	33,036
Deferred premium revenue	3,424	3,108	3,100	3,147	3,174
Loss and LAE reserves	1,558	1,346	537	722	749
Investment agreements	4,667	16,108	12,483	10,806	8,679
Commercial paper	—	850	746	860	2,599
Medium-term notes	6,340	12,831	10,951	7,542	6,944
Long-term debt	2,396	1,225	1,215	1,206	1,327
Derivative liabilities	7,046	5,037	429	423	565
Shareholders’ equity	994	3,656	7,204	6,592	6,559
Book value per share	4.78	29.16	53.43	49.17	47.05
Dividends declared per common share	—	1.360	1.240	1.120	0.960
Insurance Statistical Data:
Loss and LAE ratio	129.7%	105.2%	9.5%	9.7%	9.7%
Underwriting expense ratio	27.8	23.4	26.0	24.0	21.0
Combined ratio	157.5	128.6	35.5	33.7	30.7

Net debt service outstanding(1)	$1,198,348	$1,021,925	$939,969	$889,019	$890,222
Net par amount outstanding(1)	$786,538	$678,661	$617,553	$585,003	$585,575

(1)	Net of reinsurance and other reimbursement arrangements not accounted for as reinsurance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This annual report of MBIA Inc. (“MBIA”, the “Company” or “we”) includes statements that are not historical or current facts and are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “intend,” “will likely result,” “looking forward” or “will continue,” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. MBIA cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•

the possibility that we will experience severe losses due to the continued deterioration in the performance of residential mortgage-backed securities (“RMBS”) and collateralized debt obligations (“CDOs”) or unanticipated losses in other sectors of the Company’s insured portfolio due to ongoing financial and economic stress;

•	fluctuations in the economic, credit, interest rate or foreign currency environment in the United States (“U.S.”) and abroad;

•	level of activity within national and international credit markets;

•	competitive conditions and pricing levels;

•	legislative or regulatory developments;

•	technological developments;

•	changes in tax laws;

•	changes in the Company’s credit ratings;

•	the effects of mergers, acquisitions and divestitures; and

•	uncertainties that have not been identified at this time.

The above factors and other factors that could affect our financial performance and business are discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K. The Company undertakes no obligation to publicly correct or update any forward-looking statements.

EXECUTIVE OVERVIEW

MBIA operates the largest financial guarantee insurance business in the industry and a substantial asset/liability management program. MBIA also provides asset management and other specialized financial services. These activities are managed through two principal business operations: insurance and investment management services. Corporate operations include revenues and expenses that arise from general corporate activities. Our insurance and certain investment management services programs have historically relied upon triple-A credit ratings. The loss of those ratings in the second quarter of 2008 resulted in a dramatic reduction in the Company’s business activities.

In February 2008, we announced our intention to reorganize our insurance operations in a manner that would provide public finance and structured finance insurance from separate operating entities. In February 2009, after receiving the required regulatory approvals, we restructured our principal insurance subsidiary, MBIA Insurance Corporation, and established a separate U.S. public finance financial guarantee insurance company using MBIA Insurance Corp. of Illinois (“MBIA Illinois”), an existing public finance financial guarantee insurance company wholly owned by MBIA. Refer to the following “Business Description” section for information about this reorganization.

As a financial guarantee insurance and investment management services company, our business is materially affected by conditions in global financial markets and has been adversely affected by the deteriorating performance of RMBS and CDOs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Concerns about monoline insurers and the collapse of certain financial institutions, together with unprecedented levels of volatility and uncertainty in markets around the world, have materially affected our business, with a particular impact from the following events:

Economic and Financial Market Trends

•	Severe financial markets dislocation, widening credit spreads and increased defaults have placed pressure on our insurance and investment portfolios.

•	The municipal bond market has experienced a significant decline in demand for bond insurance.

•	New business opportunities have been significantly limited in the structured finance and international sectors.

•	Debt and equity capital has become prohibitively expensive.

Credit Ratings

•	Credit deterioration in structured finance exposures led to negative actions by rating agencies for most financial guarantors.

•	Standard and Poor’s (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”), and Fitch, Inc. (“Fitch”) downgraded MBIA’s triple-A insurance financial strength ratings in the second quarter of 2008.

•	Current financial strength ratings of MBIA Illinois, MBIA Insurance Corporation and MBIA Inc. are summarized below:

Agency	Rating / Outlook
	MBIA Illinois	MBIA Insurance Corporation	MBIA Inc.
S&P	AA- / Credit watch developing	BBB+ / Negative Outlook	BB+ / Negative outlook
Moody’s	Baa1 / Review for upgrade	B3 / Developing outlook	Ba1 / Developing outlook
Fitch	Withdrawn	Withdrawn	Withdrawn

MBIA’s Strategic Review and Transformation

•

Initiated long-term restructuring initiative to separate MBIA into separate and distinct operating entities for public finance, structured finance and asset management businesses in no later than five years.

•	Executed insurance portfolio management actions to de-lever risk exposure and improve overall capital adequacy.

•	Temporarily suspended the writing of all new structured finance business during a re-assessment of our underwriting origination and monitoring practices.

•	Ceased insuring new credit derivative contracts except in transactions related to the reduction of existing derivative exposure.

•

Entered into a reinsurance agreement with Financial Guaranty Insurance Company (“FGIC”) whereby MBIA assumed total net par outstanding of $181 billion and deferred premium revenue, net of commissions, of $717 million.

MBIA’s Capital Strengthening

•	Raised over $2.6 billion in new capital through the issuance of common stock and surplus notes.

•	Retired $127 million par value of corporate debt and $47 million of surplus notes.

•	Elimination of MBIA Inc. dividend provided an additional $174 million of capital flexibility.

•	Raised $400 million through the issuance of preferred stock and repurchased $125 million par value at a substantial economic gain.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Results

For the year ended December 31, 2008, we recorded a net loss of $2.7 billion, or $12.29 per share, compared with a net loss of $1.9 billion, or $15.17 per share, for the year ended December 31, 2007 and net income of $819 million, or $5.99 per share, for the year ended December 31, 2006.

Consolidated revenues in 2008 were a loss of $857 million compared with a loss of $284 million in 2007 and revenues of $2.7 billion in 2006. The increase in our consolidated loss in 2008 compared with 2007 reflects an increase in net realized losses related to sales and impairments of securities and a decrease in net investment income within our investment management services operations, partially offset by a decrease in losses on credit derivatives within our insurance operations and net gains on the repurchase of debt within our investment management services operations. The decrease in consolidated revenues in 2007 compared with 2006 reflects an increase in losses on credit derivatives within our insurance operations, partially offset by an increase in net investment income within our investment management services operations.

Consolidated expenses were $2.9 billion in 2008 compared with $2.8 billion in 2007 and $1.6 billion in 2006. The increase in our consolidated expenses in 2008 compared with 2007 reflects an increase in losses and loss adjustment expenses related to our mortgage exposure and an increase in operating and interest expenses within our insurance operations, partially offset by a decrease in interest expense within our investment management services operations.

Our consolidated book value (total shareholders’ equity) was $994 million as of December 31, 2008, down 73% from $3.7 billion as of December 31, 2007. Consolidated book value per share as of December 31, 2008 was $4.78, down 84% from $29.16 as of December 31, 2007. A further discussion of our financial results is presented within the “Results of Operations” section included herein.

Business Description

Insurance Operations

MBIA’s insurance operations have been principally conducted through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). MBIA Corp.’s guarantees insure municipal bonds, asset-backed and mortgage-backed securities (“ABS” and “MBS”, respectively), investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, and bonds backed by other revenue sources such as corporate franchise revenues. Insured asset-backed securities include collateral consisting of a variety of consumer loans, corporate loans and bonds, trade and export receivables, aircraft, equipment and real property leases and insured mortgage-backed securities include collateral consisting of residential and commercial mortgages. Additionally, MBIA Corp. has insured credit default swaps (“CDSs”) on structured pools of corporate obligations, residential mortgage-backed securities, and commercial real estate backed securities and loans. The financial guarantees issued by MBIA Corp. provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due. The obligations are generally not subject to acceleration, except that MBIA Corp. may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. Certain investment agreement contracts written by MBIA Inc. and insured by MBIA Corp. are terminable upon ratings downgrades, and if MBIA Inc. were to have insufficient assets to pay the termination payments, MBIA Corp. would make such payments.

In certain cases, the Company may be required to consolidate entities established as part of securitizations when it insures the assets or liabilities of those entities. These entities typically meet the definition of a variable interest entity (“VIE”) under Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.” We do not believe there is any difference in the risks and profitability of financial guarantees provided to VIEs compared with other financial guarantees written by the Company. Additional information relating to VIEs is contained in the “Variable Interest Entities” section included herein.

On February 18, 2009, the Company announced that it had restructured MBIA Insurance Corporation and established a separate U.S. public finance financial guarantee insurance company using MBIA Illinois, an existing public finance financial guarantee insurance company wholly owned by MBIA Insurance Corporation. As part of

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the restructuring, the stock of MBIA Illinois was transferred to a newly established intermediate holding company, which is wholly owned by MBIA Inc. Additionally, MBIA Illinois was further capitalized with approximately $2.1 billion from funds distributed by MBIA Insurance Corporation to MBIA Inc. as a dividend and return of capital, which MBIA Inc. contributed to MBIA Illinois through the intermediate holding company. Our new operating structure will facilitate both transparency of business lines and future capital raising efforts.

As part of the restructuring, MBIA Insurance Corporation entered into a quota share reinsurance agreement effective January 1, 2009 pursuant to which MBIA Insurance Corporation ceded all of its U.S. public finance exposure to MBIA Illinois, including assigning its rights and obligations with respect to the U.S. public finance business that MBIA Insurance Corporation assumed from FGIC. The exposure transferred to MBIA Illinois under the reinsurance and assignment agreements totaled $554 billion of net par outstanding. The reinsurance and assignment enables covered policyholders and certain ceding reinsurers to make claims for payment directly against MBIA Illinois in accordance with the terms of these agreements.

In connection with the reinsurance and assignment agreements, MBIA Insurance Corporation paid to MBIA Illinois approximately $2.9 billion, which is equal to the statutory net unearned premium, net of a ceding commission and loss and loss adjustment expense reserves, as premium to reinsure the policies covered by these agreements. The ceding commission paid to MBIA Insurance Corporation equaled 22% of the net unearned premium reserve ceded.

To provide additional protection to its policyholders, MBIA Illinois has also issued second-to-pay policies for the benefit of the policyholders covered by the above reinsurance and assignment agreements. These second-to-pay policies, which are direct obligations of MBIA Illinois, are held by a trustee and provide that if MBIA Insurance Corporation or FGIC, as applicable, do not pay valid claims of their policyholders, the policyholders will then be able to make claims directly against MBIA Illinois. MBIA Insurance Corporation will retain its structured finance and international insured exposure, as well as its guarantee of investment agreement contracts and medium-term notes (“MTNs”) issued by the Company’s investment management services operations, and plans to resume business in these markets when its credit ratings and market conditions permit.

As a result of these actions, MBIA Illinois, which is expected to be renamed National Public Finance Guarantee Corporation, is now a stand-alone, separately capitalized and governed insurance company with $554 billion of net par insured. Its assets are available to service the policies of its domestic public finance insureds. MBIA Insurance Corporation is now a stand-alone, separately capitalized and governed insurance company with $233 billion of net par insured. Its assets are available to service the policies of its structured finance and international infrastructure finance insureds. The major rating agencies have recognized this separation with their ratings decisions on these two companies to date.

We believe that the separation of our U.S. public finance business from our structured finance and international businesses is a significant step towards re-entering and competing in these markets while preserving the interests of all policyholders. Refer to “Note 28: Subsequent Events” in the Notes to Consolidated Financial Statements for further information about the reorganization of the Company’s insurance operations.

Investment Management Services Operations

MBIA’s investment management services operations include a substantial asset/liability management business, in which it has issued debt and investment agreements, which are insured by MBIA Corp., to capital markets and municipal investors and then initially purchased assets that largely matched the duration of those liabilities. The ratings downgrades of MBIA Corp. have resulted in the termination of certain investment agreements and, together with the cost and availability of funding, have significantly adversely affected this business. Our investment management services operations also provide cash management, discretionary asset management and structured products to the public, not-for-profit, corporate and financial sectors.

Discontinued Operations

In December 2006, MBIA completed the sale of Capital Asset Holdings GP, Inc. and certain affiliated entities (“Capital Asset”). The sale of Capital Asset also included three VIEs established in connection with MBIA-insured

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

securitizations of Capital Asset tax liens, which were consolidated within the Company’s insurance operations in accordance with FIN 46(R).

In December 2006, MBIA completed the sale of MBIA MuniServices Company and certain of its wholly owned subsidiaries (“MuniServices”) to an investor group led by the management of MuniServices. MBIA’s municipal services operations consisted of the activities of MuniServices and Capital Asset. As a result of the sale of MuniServices and Capital Asset, the Company no longer reports municipal services operations and the assets, liabilities, revenues and expenses of these entities have been reported within discontinued operations for 2006 in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Refer to “Note 16: Discontinued Operations” in the Notes to Consolidated Financial Statements for information relating to the Company’s discontinued operations.

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires the use of estimates and assumptions. The following accounting estimates are viewed by management to be critical because they require significant judgment on the part of management. Management has discussed and reviewed the development, selection and disclosure of the critical accounting estimates with the Company’s Audit Committee. Financial results could be materially different if alternate methodologies were used or if management modified its assumptions.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expense (“LAE”) reserves are established by the Company’s Loss Reserve Committee, which consists of members of senior management. This estimate requires the use of judgment and estimates with respect to the occurrence, timing and amount of a loss on an insured obligation. Loss and LAE reserves relate only to MBIA’s non-derivative financial guarantees.

The Company establishes two types of loss and LAE reserves: an unallocated loss reserve and case basis reserves. The unallocated loss reserve is established with respect to the Company’s entire non-derivative insured portfolio. The Company’s unallocated loss reserve represents the Company’s estimate of losses that have occurred or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. Case basis reserves represent the Company’s estimate of probable losses on specifically identified credits that have defaulted or are expected to default.

As of December 31, 2008, the Company reported total loss reserves, net of reinsurance, of $1.5 billion, representing 0.14% of its outstanding non-derivative net debt service insured of $1.1 trillion. We believe that these reserves are adequate to cover ultimate net losses. Given that the reserves are based on estimates, there can be no assurance that the ultimate liability will not exceed such estimates resulting in the Company recognizing additional loss and LAE in earnings.

While the underlying principles applied to loss reserving are consistent across the financial guarantee industry, differences exist with regard to the methodology and measurement of loss reserves. Alternative methods may produce different estimates than the method used by the Company. Additionally, the accounting for non-derivative financial guarantee loss reserves changed on January 1, 2009 when the Company adopted SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” Under SFAS 163, the Company will no longer record an unallocated loss reserve but instead recognize and measure claim liabilities for each policy equal to the present value of expected net cash outflows using a risk-free rate. Loss reserves will only be recorded in amounts that exceed the unearned premium revenue. Refer to the “Recent Accounting Pronouncements” section included herein for additional information on the adoption of SFAS 163 and refer to “Note 2: Significant Accounting Policies” and “Note 12: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about the Company’s loss and loss adjustment expense and reserves.

Unallocated Loss Reserve

Each quarter we calculate our provision for the unallocated loss reserve as a fixed percent of scheduled net earned premium of the insurance operations. Prior to the first quarter of 2008, scheduled net earned premium of

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the insurance operations included premiums from both our non-derivative insured portfolio and our insured derivative portfolio. Effective January 1, 2008, premiums from insured derivative contracts are no longer included as part of scheduled net earned premium but are rather reported as part of “Realized gains (losses) and other settlements on insured derivatives.” As a result, we have increased our loss factor to 14.5% from 12% in order to maintain a loss and LAE provision consistent with that calculated using historical scheduled net earned premium.

On an annual basis, the Loss Reserve Committee evaluates the appropriateness of the fixed percent loss factor. In performing this evaluation, the Loss Reserve Committee considers the composition of the Company’s insured portfolio by public finance sector, structured asset class, remaining maturity and credit quality, along with the latest industry data, including historical default and recovery experience for the relevant sectors of the fixed-income market. In addition, the Company considers its own historical loss activity and how those losses developed over time. The Loss Reserve Committee reviews the results of its annual evaluation over a period of several years to determine whether any long-term trends are developing that indicate the loss factor should be increased or decreased. Therefore, case basis reserves established in any year may be above or below the loss factor without requiring an increase or decrease to the loss factor. However, if a catastrophic or unusually large loss occurred in a single year or if the Loss Reserve Committee determined that any change to one or more of the variables that influence the loss factor is likely to have an impact on the level of probable losses in its insured portfolio, the Loss Reserve Committee will increase or decrease the loss factor accordingly, which will result in an increase or decrease in the Company’s provision for loss and LAE. Alternatively, the Loss Reserve Committee may establish additional reserves for sectors within the Company’s insured portfolio that it believes have a significantly higher risk of loss relative to the insured portfolio taken as a whole and not increase the loss factor.

Several variables are considered by the Loss Reserve Committee when evaluating the adequacy of the loss factor over an extended period of time. For example, as external and internal statistical data are applied to the various sectors of the Company’s insured portfolio, a shift in business written toward sectors with high default rates would likely increase the loss factor, while a shift toward sectors with low default rates would likely decrease the loss factor. Additionally, increases in statistical default rates relative to the Company’s insured portfolio and in the Company’s actual loss experience or decreases in statistical recovery rates and in the Company’s actual recovery experience would likely increase the Company’s loss factor. Conversely, decreases in statistical default rates relative to the Company’s insured portfolio and in the Company’s actual loss experience or increases in statistical recovery rates and in the Company’s actual recovery experience would likely decrease the Company’s loss factor.

During the years ended December 31, 2008, 2007 and 2006, the Company’s loss and LAE provision for the unallocated loss reserve based on a loss factor of 14.5%, 12% and 12% was $92 million, $86 million and $81 million, respectively. These amounts are recorded within loss and loss adjustment expenses on the Company’s statements of operations. In 2008 and 2007, the Company recorded $1.2 billion and $814 million, respectively, of additional loss and LAE to increase case loss reserves on its RMBS exposure as a result of stress in the mortgage markets and an increase in defaults on MBS. Therefore, our provision for loss and LAE for the years ended December 31, 2008 and 2007 totaled $1.3 billion and $900 million, respectively. We believe that the current loss factor of 14.5% provides an adequate reserve for probable losses in our non-derivative insured portfolio, excluding the RMBS exposure that we have separately reserved for.

For the year ended December 31, 2006, the Company’s additions to specific case basis reserves were less than the loss and LAE provision calculated from its loss factor. Conversely, additions to specific case basis reserves in the years ended December 31, 2005, 2007 and 2008 exceeded the Company’s loss and LAE provision calculated from its loss factor. However, with the exception of the additional loss and LAE recorded in 2008 and 2007 related to MBIA’s RMBS exposure, the Company has calculated its provision for the unallocated loss reserve at a consistent percentage of scheduled net earned premium of its insurance operations since 2002. Given the increased level of specific case basis losses recorded in the last several years, such as those related to our RMBS exposure, if none of the other variables used in deriving the loss factor had changed, the Company’s cumulative loss factor through December 31, 2008 would approximate 42%, which would have generated loss and LAE of $268 million, $265 million and $261 million for the years ended December 31, 2008, 2007 and 2006, respectively. However, another variable that changed over the last several years and that affects the determination of the loss factor is the mix of business among different sectors. During the last several years, the Company had ceased writing business in certain sectors in which loss experience has been high relative to its total portfolio, such as tax liens, lower rated high yield collateralized bond obligations, manufactured housing and

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

certain direct corporate obligations, which offset the impact that the higher case basis incurred activity would have on the loss factor. Excluding actual loss experience incurred in the sectors listed above and the reserves established for RMBS exposure in 2008 and 2007 in addition to its loss factor, the Company’s cumulative loss factor through December 31, 2008 would approximate 10%, which would have generated loss and LAE of $61 million, $60 million and $59 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Considering all of the assumptions used in the assessment of the adequacy of the loss factor, including the higher case basis incurred activity and the offsetting effect of observed changes in the variables described above, we believe that our current loss factor of 14.5% continues to represent a reasonable estimate of losses that have occurred or are probable to occur as a result of credit deterioration in our insured portfolio, excluding our RMBS exposure, but which have not yet been specifically identified and applied to specific insured obligations. In addition, we believe that the amount of unallocated loss reserves recorded on our balance sheet at December 31, 2008 are adequate to cover specific losses that may develop from our existing insured portfolio, although a prolonged recession could result in incurred losses within our non-RMBS insured portfolio that exceed our unallocated loss reserve. However, we do not believe that reasonably likely changes in the assumptions used to calculate the loss factor and the unallocated loss reserve would have a material impact on the amount of our unallocated loss reserve. Loss reserving for our RMBS exposure is discussed below.

Case Basis Reserves

A number of variables are taken into account in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligation, the projected cash flow or market value of any assets that support the insured obligation and the historical and projected loss rates on such assets. Factors that may affect the actual ultimate realized losses for any policy include economic conditions and trends, changes in interest rates, rates of inflation, changes in borrower behavior, and the default rate and salvage values of specific collateral.

In establishing case basis reserves, we present value estimated loss payments, net of estimated recoveries, using a discount rate equal to the yield-to-maturity of MBIA Insurance Corporation’s fixed-income investment portfolio, excluding investments in money market funds and including intercompany loans under repurchase agreements, as of the current reporting date. The discount rate used to calculate case basis reserves of December 31, 2008 was 5.03%. If the Company were to reference a different discount rate, its case basis reserves may have been higher or lower than those established as of December 31, 2008. For example, a higher discount rate would have decreased the amount of case basis reserves established by the Company and a lower rate would have increased the amount of reserves established by the Company. However, we believe that the discount rate used represents the most appropriate rate of return for present valuing our reserves as it reflects the rate of return on the assets supporting future claim payments by the Company.

In 2008, additions to case basis reserves totaled $1.9 billion, of which $1.8 billion related to our RMBS exposure. Additions to case basis reserves have been partially offset by the establishment of salvage and subrogation receivables and collections totaling $406 million as of December 31, 2008. RMBS case basis reserves, net of salvage and subrogation receivables, have been principally established from the additional loss and LAE provisions recorded in 2008 and 2007. Refer to “Loss and Loss Adjustment Expenses” included in the Results of Operations section herein for further information regarding case basis reserve activity.

RMBS Reserves

In determining the RMBS case basis reserves recorded in 2008 which relate to home equity lines of credit (“HELOCs”) and closed-end second mortgages (“CES”) RMBS, the Company employed a multi-step process using a database of loan level information which allowed the Company to determine borrower payment status, including delinquencies and charge-offs. The Company relied upon this database to determine the likelihood of a delinquent loan being charged off. The information was then used in conjunction with a proprietary internal cash flow model and a commercially available model to estimate ultimate cumulative losses to our insured bonds. The Company establishes a case basis reserve for any transaction to the extent that cumulative losses exceed credit support available to its insured bonds and, as such, results in a claim on our financial guarantee policy for which we do not expect a full recovery.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company continues to use the general procedure described above. However, based upon our review of the data, in the third quarter of 2008 we made one change related to our methodology for estimating future defaults for loans that are current (not delinquent) by utilizing the “Current to Loss” approach described below, versus the current three-month or derived conditional default rate (“CDR”) approach used in prior quarters. The change for this one component in our methodology was due to the increased unpredictability and volatility of loss timing observed in the third quarter of 2008 under the CDR approach, which rendered future outcomes under that approach increasingly unreliable. The following are the principal assumptions used with respect to the underlying loans to determine the projected performance of our insured RMBS transactions:

•

We assumed that loans reported as delinquent as of August 31, 2008 would default during the following six months at an assumed default rate based on the number of days that the loan was delinquent at such time (the “Roll Rate Default Methodology”).

•

The Roll Rate Default Methodology involves reviewing on a transaction-specific basis the percentage of 30-59 and 60-89 day delinquent loans that became 90 days delinquent (“Roll to Loss”). The Company made the assumption that 100% of the 90 or more days delinquent loans would result in a loss. The Roll to Loss was then applied to the amounts in the respective delinquency buckets based upon delinquencies as of August 31, 2008 to eliminate all delinquencies as of the current reporting period.

•

For loans that are current (not delinquent), we derived the Roll to Loss rates by multiplying the percentage of loans in the 30-59 bucket and the Roll to Loss rates for the 30-59 delinquency bucket (“Current to Loss”). We applied this percentage each month going forward to the remaining current pool balance to project future losses.

•

We have run various elevated default period duration scenarios when determining loss reserves. Our expected cases assume that the current elevated loss period will begin to decrease during the first half of 2009. As such, we begin to reduce monthly defaults over a period of six to eight months.

•	We assumed servicer advances for delinquent loans to be zero.

•	We assumed that all defaulted loans will result in a total loss of principal after a six-month liquidation period.

In addition, for transactions secured by HELOCs, the model considered borrower draws and repayment rates. For HELOCs, the current three-month average draw rate was used to project future draws on the line. For HELOCs and transactions secured by fixed rate CES, the three-month average conditional repayment rate (“CRR”) was used to project voluntary principal repayments. Cash flows also assumed a constant basis spread between floating rate assets and floating rate insured debt obligations (the difference between Prime and LIBOR interest rates, minus any applicable fees). For all transactions, cash flows considered allocations and other structural aspects of a transaction, including managed amortization periods, rapid amortization periods and claims against MBIA’s insurance policy consistent with such policy’s terms and conditions.

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

We monitor portfolio performance on a monthly basis against projected performance, reviewing delinquencies, roll rates, prepayment rates (including voluntary and involuntary) and CDR trends. In the event of a material deviation in actual performance from projected performance, we would increase or decrease our case basis reserves accordingly. We made such a change in the third quarter of 2008. Consequently, we have also revised our sensitivity analysis of those reserves. If defaults and losses remained at the peak levels we are now modeling for six months longer than in our base case, the addition to our case basis loss and LAE reserve would be approximately $500 million.

We have not reflected any potential recoveries as salvage or subrogation resulting from either (i) the repurchase of defective loans by the originators of the RMBS transactions with respect to which the Company has established case basis reserves, (ii) the potential impact of existing litigation and (iii) impact of future legislative changes. We believe that the existing litigation has the potential to result in recoveries of loss payments, which could

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

significantly reduce the impact of current reserves and/or potential increases to reserves in future periods due to elevated peak loss rates.

Valuation of Financial Instruments

Fair value is defined as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. The degree of judgment used to determine the fair values of financial instruments generally correlates to the degree of pricing observability. Financial instruments in liquid markets with readily available and actively quoted prices, or with such prices for comparable instruments usually have the most pricing observability. Financial instruments rarely traded or not quoted have less observability and are usually measured by valuation models that require judgment. Pricing observability is affected by type of financial instrument, whether the instrument is well established in the market, by characteristics unique to individual transactions and by overall market conditions, including whether prices are generated as distressed transactions.

We have categorized our financial instruments measured at fair value into the three-level classification of SFAS 157, “Fair Value Measurements,” which considers this issue of pricing observability. Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, and fair value measurements of financial instruments where significant inputs are not observable are generally categorized as Level 3. We categorize our financial instruments conservatively using the lowest level category at which we can generate reliable fair values. The determination of reliability requires management to exercise judgment.

The fair market values of financial instruments held or issued by the Company are determined through the use of observable market data when available. Market data is obtained from a variety of third-party sources, including dealer quotes. If dealer quotes are not available for an instrument that is infrequently traded, we use alternate valuation methods, including either dealer quotes for similar contracts or modeling using market data inputs. Using alternate valuation methods generally requires considerable judgment in the estimates and assumptions used and changes to these variables may produce materially different values.

The fair value pricing of assets and liabilities is a function of many components which includes interest rate risk, market risk, liquidity risk and credit risk. For financial instruments that are internally valued by the Company, as well as those for which the Company uses broker quotes or pricing services, credit risk is typically incorporated by using appropriate credit spreads or discount rates as inputs.

Refer to “Note 2: Significant Accounting Policies” and “Note 4: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value.

1. Financial Assets

The Company’s financial assets are primarily debt and equity investments. The majority of these are accounted for in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires all debt instruments and certain equity instruments to be classified in the Company’s balance sheet according to their purpose and, depending on that classification, to be carried at either amortized cost or fair value. Most valuations of the Company’s financial assets use observable market-based inputs, including dealer quotes when available. However, since mid 2007, illiquidity in the credit markets has significantly reduced the availability of observable market data. Other financial assets that require fair value reporting or disclosures within the Company’s notes to the financial statements are valued based on the estimated value of the underlying collateral or the Company’s estimate of discounted cash flows.

Assets with fair value derived from broker quotes or pricing services can be within Level 1, 2 or 3 of the SFAS 157 fair value hierarchy, depending on the observability of inputs. Typically we receive one broker quote or pricing service value for each instrument, which represents a non-binding indication of value. We review the assumptions, inputs and methodologies used by pricing services as a basis for classification within the three levels of the SFAS 157 fair value hierarchy. For example, broker quoted prices are classified as Level 3 if we consider the inputs used are not market-based and observable. Pricing service data is received monthly and on a

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

quarterly basis, and we use a variety of methods to analyze the reasonableness of these third-party valuations, including comparisons to similar quality and maturity assets, internal modeling of implied credit spreads by sector and quality, comparison to published spread estimates, and assessment relative to comparable dealer offerings or any actual transactions from a recent time period. When we believe a third-party quotation differs significantly from our internal value, whether higher or lower, we review our data or assumptions with the provider. The price provider may subsequently provide an updated price. We do not make any internal adjustments to prices provided by a broker or pricing service.

Financial assets recorded on the Company’s balance sheet at fair value as of December 31, 2008 totaled $18.4 billion, of which $16.3 billion were valued using pricing services or broker quotes. The following table presents the type, amount and fair value hierarchy classification for financial assets for which pricing services or broker quotes were used by the Company in determining fair value as of December 31, 2008:

		Fair Value Measurements at Reporting Date Using
In thousands	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3) (2)
Assets:
Investments:
Fixed-maturity securities:
U.S. Treasury and government agency	$1,255,133	$1,041,788	$213,345	$—
Foreign governments	777,324	369,171	304,001	104,152
Corporate obligations	4,120,069	—	3,292,703	827,366
Mortgage-backed	1,610,231	—	1,289,607	320,624
Asset-backed	1,718,333	—	806,066	912,267
State and municipal bonds	3,116,319	—	3,067,611	48,708
Other investments	3,643,542	3,257,661	340,881	45,000
Derivative assets	59,988	—	—	59,988

Total assets	$16,300,939	$4,668,620	$9,314,214	$2,318,105

(1)	Assets measured using pricing services.
(2)	Assets measured using broker quotes.

The Company monitors investments in which fair value is less than amortized cost in order to assess if declines in value are other-than-temporary and should therefore be reflected as a realized loss in net income. Such assessments include identifying the cause of the decline and whether we have the ability and intent to hold the investment to maturity or until the value recovers to at least the amortized cost. It also includes judgment as to whether an investment is impaired based on market conditions, and trends and the availability of relevant data. Refer to “Note 6: Investment Income and Gains and Losses” in the Notes to Consolidated Financial Statements for further information regarding other-than-temporary losses recorded in net income.

2. Financial Liabilities

The Company’s financial instruments categorized as liabilities primarily consist of investment agreements and MTNs issued by the asset/liability products and conduit segments within our investment management services operations, as well as debt issued for general corporate purposes. Such liabilities are typically recorded at face value adjusted for premiums or discounts. The fair values of these financial instruments are generally not reported within the Company’s financial statements but disclosed in the accompanying notes. However, financial liabilities which qualify as part of fair value hedging arrangements under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended are reported in the Company’s balance sheet at a value that reflects changes in the risks being hedged, which offsets changes in the value of the hedging instrument. MBIA uses cash flow modeling techniques to estimate the value of its liabilities that qualify as hedged obligations under SFAS 133, incorporating current market data. Financial liabilities that the Company has elected to fair value under SFAS 155, “Accounting for Certain Hybrid Financial Instruments” or that require fair value reporting or disclosures within the

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Company’s notes to its financial statements are valued based on either estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flows or quoted market values for similar transactions.

The following table presents the type, amount and fair value hierarchy classification for financial liabilities for which pricing services or broker quotes were used by the Company in determining fair value as of December 31, 2008:

		Fair Value Measurements at Reporting Date Using
In thousands	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3) (2)
Liabilities:
Derivative liabilities	90,235	—	—	90,235

Total liabilities	$90,235	$—	$—	$90,235

(1)	Liabilities measured using pricing services.
(2)	Liabilities measured using broker quotes.

3. Derivatives

MBIA has entered into derivative transactions both within its financial guarantee insurance business and in hedging risks associated with its assets and liabilities. CDS contracts are also used in the investment management services operations to replicate investments in cash assets consistent with the risk tolerance and criteria for this business. We account for derivative transactions in accordance with SFAS 133, which requires that all such transactions be recorded on the Company’s balance sheet at fair value. The fair value of derivative instruments is determined as the amount that would be received to sell the derivative when in an asset position (when the Company would be owed money under the derivative in a termination) or transfer the derivative when in a liability position (when the Company would owe money under the derivative in a termination). Changes in the fair value of derivatives, exclusive of insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive income (loss)” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge.

4. Insured Derivatives

The majority of our derivative exposure lies in credit derivative instruments insured by MBIA Corp. Prior to 2008, MBIA Corp. insured CDSs entered into by LaCrosse Financial Products LLC (“LaCrosse”), an entity that is consolidated into MBIA’s GAAP financial statements under the FIN 46(R) criteria. In February 2008, we stopped insuring such derivative instruments except in transactions reducing our existing insured derivative exposure.

In most cases, our insured credit derivatives are measured at fair value as they do not qualify for the financial guarantee scope exception under SFAS 133. Because they are highly customized there is generally no observable market for these derivatives, and as a result we estimate their value in a hypothetical market based on internal and third-party models simulating what a bond insurer would charge to guarantee the transaction. This pricing would be based on expected loss of the exposure calculated using the value of the underlying collateral within the transaction structure.

Description of MBIA’s Insured Credit Derivatives

The majority of MBIA’s insured credit derivatives referenced structured pools of cash securities and CDSs. We generally insured the most senior liabilities of such transactions, and at transaction closing our exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral backing our insured derivatives was cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, commercial real estate loans, and CDO securities.

A portion of MBIA’s insured CDS contracts require that MBIA make payments for losses of the principal outstanding under the contracts when losses on the underlying referenced collateral exceed a predetermined

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

deductible. The total notional amount and MBIA’s maximum payment obligation under these contracts as of December 31, 2008 was $81.2 billion. The underlying referenced collateral for contracts executed in this manner largely consist of investment grade corporate debt CDOs, structured commercial mortgage-backed securities (“CMBS”) pools and, to a lesser extent, multi-sector CDO-squared transactions.

We have guarantees under principal protection fund programs, which are also accounted for as derivatives. Under these programs we guaranteed the return of principal to investors and are protected by a daily portfolio rebalancing obligation that is designed to minimize the risk of loss to MBIA. As of December 31, 2008, the maximum amount of future payments that the Company would be required to make under these guarantees was $90 million, but we have not made any payments to date relating to these guarantees. The unrealized gains (losses) on these derivatives for the years ended 2006, 2007 and 2008 were $0, reflecting the extremely remote likelihood that MBIA will incur a loss.

The total changes in fair value of the insured derivatives are recorded in “Net change in fair value of insured derivatives.” “Realized gains (losses) and other settlements on insured derivatives” include (i) net premiums received and receivable on written CDS contracts, (ii) net premiums paid and payable to reinsurers in respect of CDS contracts, (iii) net amounts received or paid on reinsurance commutations, (iv) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event or settlement agreement, (v) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event or commutation agreement and (vi) fees relating to CDS contracts. The “Unrealized gains (losses) on insured derivatives” include all other changes in fair value of the derivative contracts.

Considerations Regarding an Observable Market for MBIA’s Insured Derivatives

In determining fair value, our valuation approach always uses observable market prices when available and reliable. Market prices are generally available for traded securities and market standard CDSs but are less available or accurate for highly customized CDSs. Most of the derivative contracts we insure are the latter as they are non-traded structured credit derivative transactions. In contrast, typical market CDSs are standardized, liquid instruments that reference tradable securities such as corporate bonds that themselves have observable prices. These market standard CDSs also involve collateral posting, and upon a default of the underlying reference obligation, can be settled in cash.

MBIA’s insured CDS contracts do not contain typical CDS market standard features as they have been designed to replicate our financial guarantee insurance policies. Our insured CDS instruments provide protection on a pool of securities or CDSs with either a stated deductible or subordination beneath the MBIA-insured tranche. We are not required to post collateral in any circumstances. At default of an underlying reference obligation, payment is only due after the aggregate amount of such losses exceed the deductible or subordination in the transaction. Some contracts also provide for further deferrals of payment at our option. There is usually no requirement for fair value termination payments except for termination events related to MBIA Corp.’s failure to pay or insolvency and, in some cases, other fair value termination payments for events within our control, such as the sale of all or substantially all of the assets of MBIA Corp. An additional difference between our CDS and typical market standard contracts is that our contract, like our financial guarantee contracts, cannot be accelerated by the counterparty in the ordinary course of business, unless we elect to do so. Similar to our financial guarantee insurance, all insured CDS policies are unconditional and irrevocable and cannot be transferred to most other capital market participants unless they are also licensed to write financial guarantee insurance policies. Note that since insured CDS contracts are accounted for as derivatives under SFAS 133, the Company did not defer the charges associated with underwriting the CDS policies and they were expensed at origination.

Our payment obligations are structured to prevent large one-time claims upon an event of default of underlying reference obligations and to allow for payments over time (i.e. “pay-as-you-go” basis) or at final maturity. However, the size of payments will ultimately depend on the timing and magnitude of losses. There are three types of payment provisions:

(i)	timely interest and ultimate principal;

(ii)	ultimate principal only at final maturity; and

(iii)	payments upon settlement of individual referenced collateral losses in excess of policy-specific deductibles and subordination. The deductible or loss threshold is the amount of losses experienced

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

with respect to the underlying or referenced collateral that would be required to occur before a claim against an MBIA insurance policy can be made.

MBIA had transferred some of the risk of loss on these contracts using reinsurance to other financial guarantee insurance and reinsurance companies. The fair value of the transfer under the reinsurance contract with the reinsurers is accounted for as a derivative asset. These derivative assets are valued consistently with our SFAS 157 valuation policies as described in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Valuation Modeling of MBIA Insured Derivatives

As a result of these significant differences between market standard CDS contracts and the CDS contracts insured by MBIA, we believe there are no relevant third-party exit value market observations for our insured structured credit derivative contracts, and therefore no principal market as described in SFAS 157. In the absence of a principal market, we value these insured credit derivatives in a hypothetical market where market participants are assumed to be other comparably-rated primary financial guarantors. Since there are no observable transactions in the financial guarantee market that could be used to value our transactions, we generally use internal and third-party models, depending on the type and structure of the contract, to estimate the fair value of our insured derivatives.

Our primary model for insured CDSs simulates what a bond insurer would charge to guarantee a transaction at the measurement date, based on the market-implied default risk of the underlying collateral and the remaining structural protection in a deductible or subordination. This approach assumes that bond insurers would be willing to accept these contracts from us at a price equal to what they could issue them for in the current market. While the premium charged by financial guarantors is not a direct input into our model, the model estimates such premium and this premium increases as the probability of loss increases, driven by various factors including rising credit spreads, negative credit migration, lower recovery rates, lower diversity score and erosion of deductible or subordination.

1. Valuation Model Overview

Approximately 99.6% of the balance sheet fair value of insurance derivatives as of December 31, 2008 is valued using the Binomial Expansion Technique (“BET”), which is a probabilistic approach to calculate expected loss on our exposure based on market variables for underlying referenced collateral. The BET was originally developed by Moody’s to estimate a probability distribution of losses on a diverse pool of assets. We have made modifications to this technique in an effort to incorporate more market information and provide more flexibility in handling pools of dissimilar assets: a) we use market credit spreads to determine default probability instead of using historical loss experience, and b) for collateral pools where the spread distribution is characterized by extremes, we model each segment of the pool individually instead of using an overall pool average.

There are three steps within BET modeling to arrive at fair value for a structured transaction: pool loss estimation, loss allocation to separate tranches of the capital structure and calculation of the change in value.

•	The pool loss estimation is calculated by reference to the following (described in further detail under “Model Inputs” below):

•	credit spreads of the underlying collateral. This is based on actual spreads or spreads on similar collateral with similar ratings, or in some cases is benchmarked,

•	diversity score of the collateral pool as an indication of correlation of collateral defaults, and

•	recovery rate for all defaulted collateral.

•	Losses are allocated to specific tranches of the transaction according to their subordination level within the capital structure.

•

For example, if the expected total collateral pool loss is 4% and the transaction has an equity tranche and three progressively more senior C, B, and A tranches with corresponding underlying subordination levels of 0%, 3%, 5% and 10%, then the 4% loss will have the greatest impact on the equity tranche. It will have a lower, but significant impact on the C tranche and a lesser impact on the B tranche. MBIA usually insures the Super Triple-A tranche with lowest exposure to collateral losses due to the underlying subordination provided by all junior tranches.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•

At any point in time, the unrealized gain or loss on a transaction is the difference between the original price of the risk (the original market-implied expected loss) and the current price of the risk based on the assumed market-implied expected losses derived from the model.

Additional structural assumptions of the model worth noting are listed below:

•	Default probability is determined by three factors: credit spread, recovery rate after default and the time period under risk.

•	Defaults are modeled spaced out evenly over time.

•	Collateral is generally considered on an average basis rather than modeled separately.

•

Correlation is modeled using a diversity score, which is calculated based on rules regarding industry or sector concentrations. Recovery rates are based on historical averages and updated based on market evidence.

The Company reviews the model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads are observable for similar transactions, those spreads are an integral part of the analysis. For example, new insured transactions that resemble existing (previously insured) transactions would be considered, as would negotiated settlements of existing transactions. However, this data has been scarce or non-existent in recent periods. As a result, our recent reviews have focused more on internal consistency and relativity, as well as the reasonableness of modeled results given current market conditions.

2. Model Strengths and Weaknesses

The primary strengths of this CDS valuation model are:

1)	The model takes account of transaction structure and key drivers of market value. The transaction structure includes par insured, weighted average life, level of deductible or subordination and composition of collateral.

2)	The model is a well-documented, consistent approach to marking positions that minimizes the level of subjectivity. Model structure, inputs and operation are well-documented both by Moody’s and by MBIA’s internal controls, creating a strong controls process in execution of the model. We have also developed a hierarchy for usage of various market-based spread inputs that reduces the level of subjectivity, especially during periods of high illiquidity.

3)	The model uses market inputs with the most relevant being credit spreads for underlying referenced collateral, assumed recovery rates specific to the type and rating of referenced collateral, and the diversity score of the entire collateral pool. These are key parameters affecting the fair value of the transaction and all inputs are market-based whenever available and reliable.

The primary weaknesses of this insured CDS model are:

1)	There is no longer a market in which to test and verify the fair values generated by our model, and at December 31, 2008, the model inputs were also either unobservable or highly illiquid, adversely impacting their reliability.

2)	There are diverse approaches to estimating fair value of such transactions among other financial guarantee insurance companies.

3)	Results may be affected by averaging of spreads and use of a single diversity factor, rather than using specific spreads for each piece of underlying collateral and collateral-specific correlation assumptions. While more specific data could improve the reliability of the results, it is not currently available and neither is a model that could produce more reliable results in the absence of that data.

3. Model Inputs

Specific detail regarding these model inputs are listed below:

a. Credit spreads

The average spread of collateral is a key input as we assume credit spreads reflect the market’s assessment of default probability for each piece of collateral. Spreads are obtained from market data sources published by third parties (e.g. dealer spread tables for assets most closely resembling collateral within our transactions) as well as

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

collateral-specific spreads on the underlying reference obligations provided by trustees or market sources. Also, when these sources are not available, we benchmark spreads for collateral against market spreads, including in some cases, assumed relationships between the two spreads. This data is reviewed on an ongoing basis for reasonableness and applicability to our derivative portfolio.

The actual calculation of pool average spread varies depending on whether we are able to use collateral-specific credit spreads or generic spreads as an input.

•

If collateral-specific spreads are available, the spread for each individual piece of collateral is identified and a weighted average is calculated by weighting each spread by the corresponding par exposure.

•

If collateral-specific credit spreads are not available, we use generic spread tables based on asset class and average rating of the collateral pool. Average credit rating for the collateral is calculated from the weighted average rating factor (“WARF”) for the collateral portfolio and then mapped to an appropriate spread. WARF is based on a 10,000 point scale designed by Moody’s where lower numbers indicate better credit quality. Ratings are not spaced equally on this scale because the difference in default probability at higher rating quality is much less than at lower rating levels. We obtain WARF from the most recent trustee’s report or we calculate it based on the collateral credit ratings. For a WARF calculation, we identify the credit ratings of all collateral (using, in order of preference as available, Moody’s, S&P or Fitch ratings), then converts those credit ratings into a rating factor on the WARF scale, averages those factors (weighted by par) to create a portfolio WARF, and then maps the portfolio WARF back into an average credit rating for the pool. We then apply this pool rating to a market spread table or index appropriate for the collateral type to determine the generic spread for the pool, which becomes the market-implied default input into the BET model.

•	If there is a high dispersion of ratings within a collateral pool, the collateral is segmented into different rating buckets and each bucket is used in calculating the overall average.

•

When spreads are not available on either a collateral-specific basis or ratings-based generic basis, MBIA uses its hierarchy of spread sources (see below) to identify the most appropriate spread for that asset class to be used in the model.

We use the spread hierarchy listed below in determining which source of spread information to use, with the rule being to use CDS spreads where available and cash security spreads as the next alternative. Cash spreads reflect trading activity in funded fixed-income instruments while CDS spreads reflect trading levels for non-funded derivative instruments. While both markets are driven partly by an assessment of the credit quality of the referenced security, there are factors which create significant differences: CDS spreads can be driven by speculative activity since the CDS market facilitates both long and short positions without ownership of the underlying security, allowing for significant leverage.

Spread Hierarchy:

1)	Actual collateral-specific credit spreads. If up-to-date and reliable market-based spreads are available, they are used.

2)	Sector-specific spreads (JP Morgan and Merrill Lynch spread tables by asset class and rating).

3)	Corporate spreads (Bloomberg and Risk Metrics spread tables based on rating).

4)	Benchmark from most relevant spread source (for example, if no specific spreads are available and corporate spreads are not directly relevant, an assumed relationship is used between corporate spreads or sector-specific spreads and collateral spreads). Benchmarking can also be based on a combination of market spread data and fundamental credit assumptions.

For example, if current market-based spreads are not available then we apply either sector-specific spreads from spread tables provided by dealers or corporate cash spread tables. The sector-specific spread applied depends on the nature of the underlying collateral. Transactions with corporate collateral use the corporate spread table. Transactions with asset-backed collateral use one or more of the dealer asset-backed tables. If there are no observable market spreads for the specific collateral, and sector-specific and corporate spread tables are not appropriate to estimate the spread for a specific type of collateral, we use the fourth alternative in our hierarchy. An example is tranched corporate collateral, where we apply corporate spreads as an input with an adjustment for our tranched exposure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of December 31, 2008, actual collateral credit spreads were used in one transaction. Sector-specific spreads were used in 22% of the transactions. Corporate spreads were used in 32% of the transactions and spreads benchmarked from the most relevant spread source (number 4 above) were used for 45% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy. For example, for some transactions MBIA used actual collateral-specific credit spreads (number 1 above) in combination with a calculated spread based on an assumed relationship (number 4 above). In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source (number 4 above) even though the majority of the average spread was from actual collateral-specific spreads. WARF-sourced credit spread was used for 95% of the transactions.

Over time the data inputs change as new sources become available, existing sources are discontinued or are no longer considered to be reliable or the most appropriate. It is always our objective to move to higher levels on the hierarchy, but we sometimes move to lower priority inputs because of discontinued data sources or because we consider higher priority inputs no longer representative of market spreads. This occurs when transaction volume changes such that a previously used spread index is no longer viewed to reflect current market levels, as was the case for CMBS collateral in insured CDSs during 2008. Refer to section “Input Adjustments for Insured CMBS Derivatives in the Current Market” below.

b. Diversity Scores

The diversity score is a measure to estimate the diversification in a portfolio. The diversity score estimates the number of uncorrelated assets that are assumed to have the same loss distribution as the actual portfolio of correlated assets. For example, if a portfolio of 100 assets had a diversity score of 50, this means that the 100 correlated assets are assumed to have the same loss distribution as 50 uncorrelated assets. A lower diversity score represents higher assumed correlation, increasing the chances of a large number of defaults, and thereby increasing the risk of loss in the senior tranche. A lower diversity score will generally have a negative impact on the valuation for our senior tranche. The calculation methodology for a diversity score includes the extent to which a portfolio is diversified by industry or asset class, which is either calculated internally or reported by the trustee on a regular basis. Diversity scores are calculated at transaction origination, and adjusted as the collateral pool changes over time. MBIA’s internal modeling of the diversity score is based on Moody’s methodology but uses MBIA’s internal assumptions on default correlation, including variables such as collateral rating and amount, asset type and remaining life.

c. Recovery Rate

The recovery rate represents the percentage of par expected to be recovered after an asset defaults, indicating the severity of a potential loss. MBIA generally uses rating agency recovery assumptions which may be adjusted to account for differences between the characteristics and performance of the collateral used by the rating agencies and the actual collateral in MBIA-insured transactions. We may also adjust rating agency assumptions based on the performance of the collateral manager and on empirical market data. For example, in the first quarter of 2008, new S&P research used a lower recovery rate for securities backed by Alternative A-paper (“ALT-A”) and subprime real estate collateral and in the same period trading spreads widened materially for these assets, so we adjusted the recovery rates in our mortgage-backed collateral by approximately 10 percentage points. We did this even though the collateral backing MBIA’s transactions is on average a better credit quality than the assets used in S&P’s research. Also in the fourth quarter of 2008 MBIA began using a distribution of potential recovery rates instead of a single point estimate.

d. Input Adjustments for Insured CMBS Derivatives in the Current Market

Approximately $47 billion gross par of MBIA’s insured derivative transactions include substantial amounts of CMBS and commercial mortgage collateral. In prior years, we had used spreads drawn from CMBX indices and CMBS spread tables as pricing input on the underlying referenced collateral in these transactions. In 2008 as the financial markets became illiquid, we saw a significant disconnect between cumulative loss expectations of market analysts on underlying commercial mortgages, which were based on the continuation of low default and loss rates, and loss expectations implied by the CMBX indices and CMBS spread tables. CMBS collateral in MBIA’s insured credit derivatives has performed in line with the market analysts assessments and continue to be rated triple-A by Moody’s or S&P.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition, due to financial market uncertainty this past year, transaction volume in CMBS and trading activity in the CMBX were both dramatically lower than in prior periods. We also considered that the implied loss rates within the CMBX index were much higher than that forecast by fundamental researchers and MBIA’s internal analysis. Also, the implied illiquidity premium on the index was very high and the model assumed that all of this would influence monoline pricing. This has not been the case in other periods of market illiquidity (because monoline insurers have “buy and hold” portfolios, spread changes that reflect illiquidity versus changes in perceived credit fundamentals are not typically fully reflected in pricing). As a result of these issues, we concluded that the CMBX indices and the CMBS spread tables were unreliable model inputs for the purpose of estimating fair value in our hypothetical market among monoline insurers.

In the first quarter of 2008 we modified the spread used for these transactions to reflect a combination of market spread pricing and third-party fundamental analysis of CMBS credit. Our revised spread input is a CMBX index analog that combines expectations for CMBS credit performance (as forecasted by the average of three investment banks’ research departments) together with the illiquidity premium implied by the CMBX indices. The illiquidity premium we use is the senior triple-A tranche spread of the CMBX index that matches the origination vintage of collateral in each transaction. For example, collateral originated in the second half of 2006 uses the triple-A tranche spread of the CMBX series 1 as the illiquidity premium. The sum of the illiquidity premium plus the derived credit spread based on the average cumulative net loss estimates of three investment bank’s research department is used as a CMBX analog index.

Over time as market data and research changes we also update our techniques to reflect the change in data and estimates. This was required in 2008 regarding our assumption for average life in the CMBX analog index. Our preferred approach is to use an average life that is known to be consistent with the Cumulative Net Loss assumptions, but published research on loss assumptions does not disclose underlying corresponding average life. Initially we had used tranche duration for average life, also as published by third-party independent market research considering this appropriate as it was produced by research based on a wide variety of market transactions. During the third quarter of 2008 as credit spreads continued to widen to unprecedented levels, it became clear that these tranche duration assumptions were not compatible with the expectations of future losses that most market participants would use. We determined that an internally developed tranche weighted average life based on our own transactions would be more consistent with the characteristics of our portfolio. We believe this change results in a measurement more representative of fair value in the current market.

e. Nonperformance Risk Adjustment

In compliance with the requirements of SFAS 157, effective January 1, 2008, we updated our valuation methodology for insured credit derivative liabilities to incorporate the Company’s own nonperformance risk and the nonperformance risk of its reinsurers. We calculated this adjustment by discounting the estimated market value loss on insured CDSs at MBIA Corp.’s and the reinsurers’ CDS spreads at December 31, 2008. The calculation resulted in a pre-tax $13.2 billion reduction in the fair value of the derivative liability. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of our economic condition, that the Company will be able to pay all claims when due.

The Company believes that it is important to consistently apply its valuation techniques. However, we may consider making changes in the valuation technique if the change results in a measurement that is equally or more representative of fair value under current circumstances. Prior to the third quarter of 2008, the difference between the MBIA nonperformance credit adjusted value of certain portions of the derivative liability related to collateral defaults in excess of subordination and the unadjusted value of those same portions of the derivative liability was immaterial relative to the Company’s unrealized gains (losses) on insured derivatives reported on the Company’s statement of operations. As a result, the Company made no nonperformance risk adjustment for this portion of the derivative liability. During the third quarter of 2008, the magnitude of the difference between the MBIA nonperformance credit adjusted value of this portion of the derivative liability and the unadjusted value of the same portion of the derivative liability was material relative to the Company’s unrealized gains (losses) on insured derivatives reported on the Company’s statement of operations. The Company recognized that losses related to collateral defaults that exceeded the attachment point in certain transactions could be paid over time as opposed to immediately at MBIA’s option. Therefore, the Company adjusted its estimate of nonperformance risk to reflect the longer exposure period for this portion of the liability. The formula the Company used was the same as what it uses to adjust other unrealized losses for counterparty risk. It takes into account the upfront and annual cost of buying CDS protection in MBIA’s name in the marketplace as well as the average life of the transactions where the losses occurred.

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

Instruments that trade infrequently and therefore have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value. The following table presents the fair values of assets and liabilities recorded on our balance sheet that are classified as Level 3 within the fair value hierarchy, along with a brief description of the valuation technique for each type of asset and liability:

In thousands	December 31, 2008	Valuation Technique
Investments:
Foreign governments	$104,152	Quoted prices for which the inputs are unobservable
Corporate obligations	845,999	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Mortgage-backed	533,568	Quoted prices for which the inputs are unobservable
Asset-backed	1,361,309	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
State and municipal bonds	48,708	Quoted prices for which the inputs are unobservable
Other investments	103,119	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative assets	806,924	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 assets at fair value	$3,803,779

Medium-term notes	$176,261	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative liabilities	6,304,866	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 liabilities at fair value	$6,481,127

Level 3 assets were $3.8 billion as of December 31, 2008, and represented approximately 21% of total assets measured at fair value. Level 3 liabilities were $6.5 billion as of December 31, 2008, and represented approximately 89% of total liabilities measured at fair value.

Transfers into and out of Level 3 were $1.2 billion and $959 million for the year ended December 31, 2008, respectively. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the year. Foreign governments, corporate obligations, MBS and ABS constituted the majority of the affected instruments. The net unrealized loss related to the transfers into and out of Level 3 as of December 31, 2008 were $25 million and $82 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fair Value Control Processes

The majority of pricing for investments is provided by third-party providers who use their own data sources and models to arrive at fair value pricing for each security. Refer to “Financial Assets” above for a discussion on the use of pricing services and brokers, as well as the validation procedures performed.

With respect to insured credit derivatives, we use a fair value validation process. We review the model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads are observable for similar transactions, those spreads are an integral part of the analysis. For example, new insured transactions that resemble existing (previously insured) transactions would be considered, as would negotiated settlements of existing transactions. However, this data has been scarce or non-existent in recent periods. As a result, our recent reviews have focused more on internal consistency and relativity, as well as the reasonableness of modeled results given current market conditions.

Refer to the “Market Risk” section included herein for a further discussion of how the Company manages the risks inherent in valuing financial instruments.

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

The effect of the Company’s upfront premium earnings policy is to recognize greater levels of upfront premiums in the earlier years of each policy insured, thus matching revenue recognition with exposure to the underlying risk. Recognizing premium revenue on a straight-line basis over the life of each policy without allocating premiums to the sinking fund payments would materially affect the Company’s financial results. Premium earnings would be more evenly recorded as revenue throughout the period of risk than under the current method, but the Company does not believe that the straight-line method would appropriately match premiums earned to the Company’s exposure to the underlying risk. Therefore, the Company believes its upfront premium earnings methodology is the most appropriate method to recognize its upfront premiums as revenue. The premium earnings methodology currently used by the Company is similar to that used throughout the financial guarantee industry. Effective January 1, 2009, premium revenue recognition changed as a result of the adoption of SFAS 163. Refer to the “Recent Accounting Pronouncements” section included herein for additional information on the adoption of SFAS 163.

Goodwill

Under SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are tested for impairment at least annually. This test includes a two-step process aimed at determining the amount, if any, by which the carrying value of a reporting unit exceeds its fair value and should be charged as an expense through net income. As of December 31, 2008, goodwill totaled $77 million and was related to our insurance

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

operations. In the fourth quarter of 2008, goodwill related to our investment management services operations of $2 million was written off. As of December 31, 2007, goodwill totaled $79 million, of which $77 million was related to our insurance operations and $2 million was related to our investment management services operations.

In performing the impairment test of goodwill of our insurance operations, we determined the best measure of fair value of the insurance reporting segment is its book value calculated under GAAP (shareholders’ equity) adjusted for the after-tax effects of net deferred premium revenue and the present value of future installment premiums less the after-tax effects of deferred acquisition costs and a provision for losses, and by excluding the after-tax effects of cumulative unrealized net gains or losses, net of credit impairments, to arrive at adjusted book value. Adjusted book value is a measure commonly provided by financial guarantee companies, which we believe provides a comprehensive measure of the value of the Company since we expect that the adjustments to book value will affect future results and, in general, do not require any additional future performance on the part of the Company. The assumptions used to estimate the fair value of the insurance operations are (i) its statutory income tax rate of 35%, (ii) the yield-to-maturity of MBIA Insurance Corporation’s fixed-income investment portfolio, excluding investments in money market funds and including intercompany loans under repurchase agreements , of 5.03%, (iii) its 14.5% loss factor to arrive at the provision for losses, and (iv) an estimate of the present value of payments under insured derivatives.

Goodwill within our investment management services operations was related to MBIA Municipal Investors Service Corporation (“MBIA-MISC”). MBIA-MISC’s fair value is estimated by using a multiple of its earnings before interest, income tax, depreciation and amortization (“EBITDA”), which is a common method used to value investment management companies. The assumption used to arrive at MBIA-MISC’s fair value is a multiple of seven times EBITDA as of December 31, 2008 and ten times EBITDA as of December 31, 2007. The change in the earnings multiple is based on current market conditions for investment management companies.

We performed our annual impairment testing of goodwill as of January 1, 2008 and January 1, 2009. On both dates, the fair value of the insurance reporting unit exceeded its carrying value indicating that goodwill was not impaired. As of January 1, 2008, the fair value of MBIA-MISC also exceeded its carrying value indicating that goodwill was not impaired. However, on January 1, 2009, the fair value of MBIA-MISC was less than its carrying value indicating that goodwill was impaired. The impairment of MBIA-MISC’s goodwill resulted from a decrease in EBITDA due to a write-down of a receivable in 2008. As a result, as of December 31, 2008, the Company recorded an impairment loss for the full amount of MBIA-MISC’s goodwill.

Alternate valuation methods used to assess goodwill would have likely produced different fair values. However, we believe that the valuation methods described above provide the best estimates of fair value. Refer to “Note 13: Goodwill” in the Notes to Consolidated Financial Statements for further information about our accounting for goodwill.

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

Valuation allowances are established to reduce deferred tax assets to an amount that more likely than not will be realized and the offset is reflected as a provision for income taxes in the statement of operations. Determining whether to establish a valuation allowance and, if so, the amount of the valuation allowance requires management to exercise judgment and make assumptions regarding whether such tax benefits will be realized in future periods. All evidence, both positive and negative, needs to be identified and considered in making the determination. Future realization of the existing deferred tax asset ultimately depends on management’s estimate of the future profitability and existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carry-forward period available under the tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance would be established.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of December 31, 2008, we reported a net deferred tax asset of $2.4 billion primarily related to the unrealized losses recorded on the Company’s derivative and investment portfolios. With respect to temporary differences related to insured CDS contracts, on a pre-tax basis, the Company estimates that it is more likely than not the entire amount of such benefit will be utilized in future periods as an offset to ordinary income and has not established a valuation allowance. However, since the Federal income tax treatment for CDS contracts is an unsettled area of tax law, in the event that the Internal Revenue Service has a different view than the Company, such that insured CDS losses are considered capital losses, the Company would be required to establish a valuation allowance against substantially all of the deferred tax asset related to these losses. With respect to realized capital losses on the disposal and impairment of investments in the asset/liability products segment’s investment portfolio, the Company established a valuation allowance of $351 million as of December 31, 2008, which is included in the net deferred tax asset of $2.4 billion. Refer to “Note 14: Income Taxes” in the Notes to Consolidated Financial Statements for additional information about the Company’s deferred income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In January 2009, the FASB issued FASB Staff Position No. (“FSP”) EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20” which amends the impairment guidance in Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred with that of SFAS 115. The adoption of FSP EITF 99-20-1 did not have a material affect on the Company’s consolidated balance sheets, results of operations or cash flows.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” which requires enhanced disclosures about transfers of financial assets and involvement with variable interest entities. The Company adopted FSP FAS 140-4 and FIN 46(R)-8 for financial statements prepared as of December 31, 2008. Since FSP FAS 140-4 and FIN 46(R)-8 only requires additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of FSP FAS 140-4 and FIN 46(R)-8 did not affect the Company’s consolidated balance sheets, results of operations or cash flows. Refer to “Note 8: Variable Interest Entities” in the Notes to Consolidated Financial Statements for disclosures required by FSP FAS 140-4 and FIN 46(R)-8.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active: An Amendment of FASB Statement No. 157.” FSP FAS 157-3 clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The provisions are effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not affect the Company’s consolidated balance sheets, results of operations or cash flows.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP FAS 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude derivative instruments accounted for at fair value under SFAS 133. The Company adopted FSP FAS 133-1 and FIN 45-4 for financial statements prepared as of December 31, 2008. Since FSP FAS 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS 133-1 and FIN 45-4 did not affect the Company’s consolidated balance sheets, results of operations or cash flows. Refer to “Note 7: Derivative Instruments” in the Notes to Consolidated Financial Statements for disclosures required by FSP FAS 133-1 and FIN 45-4.

The Company adopted the provisions of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective January 1, 2008. SFAS 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS 159

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company applies the disclosure requirements of SFAS 159 for certain eligible instruments which it previously elected to fair value under SFAS 155. These instruments included certain MTNs and certain available-for-sale securities which contained embedded derivatives requiring bifurcation. The Company did not elect the fair value option under SFAS 159 for any eligible financial instruments.

The Company adopted the provisions of SFAS 157, excluding non-financial assets and liabilities per FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” beginning January 1, 2008. SFAS 157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). A transition adjustment to opening retained earnings was not required.

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

Recent Accounting Developments

In May 2008, the FASB issued SFAS 163 which requires financial guarantee insurance (and reinsurance) contracts issued by reporting entities considered insurance enterprises under SFAS 60, “Accounting and Reporting by Insurance Enterprises” to recognize and measure premium revenue based on the amount of insurance protection provided and the period in which it is provided and to recognize and measure claim liabilities based on the present value of expected net cash outflows to be paid, using a risk-free rate, in excess of the unearned premium revenue. SFAS 163 does not apply to financial guarantee insurance contracts accounted for as derivative instruments within the scope of SFAS 133. SFAS 163 is effective for the Company prospectively as of January 1, 2009, except for the presentation and disclosure requirements related to claim liabilities effective for financial statements prepared on or after September 30, 2008, as presented and disclosed in “Note 12: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements. The cumulative effect of initially applying SFAS 163 will be recognized as an adjustment to the opening balance of retained earnings for the fiscal year beginning January 1, 2009. The Company expects the adoption of SFAS 163 to have a material impact on the Company’s consolidated balance sheets and results of operations. However, the amount is not known or reasonably estimable at this time as the Company is currently evaluating the required changes to its accounting processes and systems, which are significant.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS 161 expands the disclosure requirements about an entity’s derivative instruments and hedging activities. The disclosure provisions of SFAS 161 apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will adopt the disclosure provisions of SFAS 161 on January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect the Company’s consolidated balance sheets, results of operations or cash flows.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” unless certain criteria are met. FSP FAS 140-3 was effective for the Company beginning January 1, 2009, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The Company does not expect the adoption of FSP FAS 140-3 will have a material impact on the Company’s consolidated balance sheets, results of operations or cash flows.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of Accounting Research Bulletin No. 51. SFAS 160 requires reporting entities to present noncontrolling (minority) interest as equity (as opposed to liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The presentation and disclosure requirements are to be applied retrospectively. SFAS 160 is effective January 1, 2009 for the Company and earlier adoption is prohibited. The adoption of SFAS 160 will result in preferred stock issued by a subsidiary to be reclassified from minority interests to a separate component of equity. The Company does not expect the adoption of SFAS 160 will have a material impact on the Company’s consolidated balance sheets, results of operations or cash flows.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for 2008, 2007 and 2006. Items listed under “Other per share information (effect on net income (loss))” are items that we commonly identify for the readers of our financial statements because they are a by-product of the Company’s operations or due to general market conditions beyond the control of the Company.

In millions except per share amounts	2008	2007	2006
Revenues:
Insurance (1)	$(534)	$(2,101)	$1,473
Investment management services (2)	(345)	1,829	1,233
Corporate	61	17	18
Eliminations	(39)	(29)	(19)

Revenues from continuing operations	(857)	(284)	2,705

Expenses:
Insurance	1,791	1,182	380
Investment management services	1,013	1,519	1,112
Corporate	106	110	99
Eliminations	(39)	(29)	(19)

Expenses from continuing operations	2,871	2,782	1,572

Provision (benefit) for income taxes	(1,055)	(1,144)	320

Income (loss) from continuing operations, net of tax	(2,673)	(1,922)	813
Income (loss) from discontinued operations, net of tax	—	—	6

Net income (loss)	$(2,673)	$(1,922)	$819

Net income (loss) per diluted share information:
Net income (loss)	$(12.29)	$(15.17)	$5.99
Other per share information (effect on net income (loss)):
Unrealized gains (losses) on insured derivatives, net of credit impairments	$(2.66)	$(18.10)	$(0.02)
Accelerated premium earned from refunded issues	$0.68	$0.57	$0.71
Net realized gains (losses)	$(6.87)	$0.28	$0.08
Net gains (losses) on financial instruments at fair value and foreign exchange	$1.11	$1.64	$(0.02)
Net gains on early extinguishment of debt	$1.24	$—	$—
Income (loss) from discontinued operations	$—	$—	$0.04

(1)	– Includes a net change in the fair value of insured derivatives of ($2,220), ($3,611) and $76 in 2008, 2007 and 2006, respectively.

(2)	– Includes net realized (losses)/gains primarily on investment securities of ($1,719), $3 and $7 in 2008, 2007 and 2006, respectively.

The Company recorded a net loss for 2008 of $2.7 billion compared with a net loss of $1.9 billion for 2007. Net loss per diluted share was $12.29 for 2008 compared with a net loss per diluted share of $15.17 for 2007. The decrease in net loss per diluted share resulted from an increase of approximately 90.9 million weighted average shares outstanding as a result of issuing common stock in the first quarter of 2008. Consolidated revenues from continuing operations decreased to a loss of $857 million in 2008 from a loss of $284 million in 2007. The decrease in insurance losses principally resulted from a $1.4 billion decrease in net losses on insured derivatives, an increase in gains on the Company’s Money Market Committed Preferred Custodial Trust (“CPCT”) securities facility and an increase in premiums earned principally due to greater refunding activity. Refer to the discussion under “Net Change in Fair Value of Insured Credit Derivatives” included herein for the Company’s estimate of credit impairments on insured derivatives. The decrease in investment management services operations’ revenues resulted from realized losses from security sales and other-than-temporary impairments of available-for-sale securities and a decrease in interest income within our asset/liability products segment, partially offset by gains related to debt repurchases. The increase in corporate revenues principally resulted from gains related to debt repurchases and an increase in interest income attributable to an increase in invested assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated expenses from continuing operations increased 3% to $2.9 billion in 2008 from $2.8 billion in 2007. The increase in consolidated expenses was principally due to additional loss and LAE incurred of $1.2 billion related to our insured second-lien RMBS exposure and interest expense on surplus notes issued in the first quarter of 2008 in our insurance operations. The increase in insurance expenses was partially offset by a decrease in interest expense within our investment management services operations resulting from a decline in investment agreement and MTN balances. Corporate interest expense decreased slightly due to the effect of extinguishing debt during 2008.

The Company recorded a net loss for 2007 of $1.9 billion compared with net income of $819 million for 2006. Net loss per diluted share was $15.17 for 2007 compared with net income per diluted share of $5.99 for 2006. Consolidated revenues from continuing operations decreased to a loss of $284 million in 2007 compared with income of $2.7 billion in 2006. The decline in insurance revenues resulted from a $3.6 billion loss on insured derivatives, which was primarily the result of adverse changes in the fair value of the Company’s insured credit derivative portfolio and an adjustment to the Company’s carrying value of its investment in Channel Reinsurance Ltd. (“Channel Re”), partially offset by an unrealized gain on the Company’s CPCT facility. The investment management services operations’ revenues increased primarily due to an increase in interest income resulting from growth in the asset/liability products segment, higher fees in the advisory services segment due to growth in assets under management and an increase in gains on financial instruments at fair value and foreign exchange due to gains on total return swaps resulting from declines in underlying bond prices. Consolidated expenses from continuing operations increased 77% to $2.8 billion in 2007 from $1.6 billion in 2006. The increase in consolidated expenses was principally due to an increase in loss and LAE incurred in the insurance operations reflecting $614 million of specific case basis reserves and $200 million of non-specific unallocated reserves related to MBIA’s second-lien RMBS exposure. In addition, investment management services’ interest expense increased due to growth in the asset/liability products segment, commensurate with the increase in interest income.

Our book value (total shareholders’ equity) was $994 million as of December 31, 2008, down from $3.7 billion as of December 31, 2007. The decrease in book value resulted from our 2008 net loss of $2.7 billion and an aggregate $1.3 billion unrealized depreciation in the value of our investment portfolios, partially offset by $1.6 billion of proceeds from the issuance of common stock. Book value per share as of December 31, 2008 was $4.78, down 84% from $29.16 as of December 31, 2007. The decrease in book value per share was due to the decline in book value and an increase in shares outstanding from the issuance of common stock during 2008.

In addition to book value per share, we also analyze adjusted book value per share (“ABV”) when evaluating the value of the Company. ABV is a non-GAAP measure of book value inclusive of items that are expected to impact shareholders’ equity in future periods and, in general, do not require any additional future performance obligation on the Company’s part. Additionally, ABV excludes gains and losses due to market value changes that have not been realized through sales or impairments of assets or extinguishment of liabilities. While ABV is not a substitute for GAAP book value, we believe it provides a comprehensive measure of the embedded value of the Company and is meaningful to investors and analysts when viewed in conjunction with GAAP book value. As of December 31, 2008, ABV per share was $40.06, down 49% from $77.89 as of December 31, 2007. The following provides a reconciliation of book value per share to ABV per share:

	December 31, 2008	December 31, 2007
Book value	$4.78	$29.16
Adjustments (after-tax):
Net deferred premium revenue	10.09	14.58
Deferred acquisition costs	(1.75)	(2.45)
Present value of future installment premiums	7.46	13.68
Asset/liability products present value of net spread adjustment	(0.58)	4.17
Loss provision	(2.11)	(3.39)
Cumulative net unrealized losses (1)	22.17	22.14

Total adjustments	35.28	48.73

Adjusted book value	$40.06	$77.89

(1)	Net of cumulative estimated impairments on insured derivatives of $3.78 and $1.04 as of December 31, 2008 and December 31, 2007, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance Operations

The following table presents the financial results of the insurance operations for 2008, 2007 and 2006. These results include revenues and expenses from transactions with the Company’s investment management services and corporate operations. Effective January 1, 2008, net premiums written no longer include premiums from insured derivatives. Additionally, premiums earned and fees related to insured derivatives are no longer reported within “Premiums earned” and “Fees and reimbursements,” respectively, but are instead reported within “Realized gains (losses) and other settlements on insured derivatives” and changes in the fair values of insured derivatives are no longer reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” but are instead reported within “Unrealized gains (losses) on insured derivatives.” These reclassifications resulted from an industry-wide effort, in consultation with the SEC, to present the results of financial guarantees written in derivative form consistently. Prior periods have been adjusted to conform to the current presentation, which had no effect on total revenues or total expenses.

				Percent Change
In millions	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net premiums written	$1,345	$776	$742	73%	5%
Premiums earned	$880	$740	$772	19%	(4)%
Net investment income	584	573	581	2%	(1)%
Fees and reimbursements	9	20	32	(54)%	(38)%
Realized gains (losses) and other settlements on insured derivatives	(397)	116	81	n/m	44%
Unrealized gains (losses) on insured derivatives	(1,823)	(3,727)	(5)	51%	n/m

Net change in fair value of insured derivatives	(2,220)	(3,611)	76	39%	n/m
Net realized gains (losses)	(35)	56	6	(163)%	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	209	121	6	72%	n/m
Net gains on extinguishment of debt	39	—	—	n/m	—

Total revenues	(534)	(2,101)	1,473	75%	n/m

Losses and loss adjustment	1,318	900	81	46%	n/m
Amortization of deferred acquisition costs	75	67	66	12%	1%
Operating	208	133	156	56%	(15)%
Interest	190	82	77	133%	7%

Total expenses	1,791	1,182	380	51%	212%

Pre-tax income (loss)	$(2,325)	$(3,283)	$1,093	29%	n/m

n/m—Percentage	change not meaningful.

In 2008, total revenues from the Company’s insurance operations were a loss of $534 million compared with loss of $2.1 billion in 2007. The decrease in the insurance operations’ loss was principally due to a $1.4 billion reduction in net losses on insured derivatives, an $88 million increase in net gains on financial instruments at fair value and foreign exchange, driven by the change in the fair value of our CPCT facility, and an $140 million increase in premiums earned, primarily due to refunded insured obligations. Total insurance expenses increased 51% to $1.8 billion in 2008 from $1.2 billion in 2007. The increase in insurance expenses was due to approximately $400 million of additional loss and LAE related to our second-lien RMBS exposure. Additionally, operating expenses increased as a result of a decline in deferrable acquisition costs and interest expense increased as a result of the issuance of our surplus notes. Gross operating expenses (expenses before ceding commission income and the deferral and amortization of acquisition costs) decreased 20% to $198 million in 2008 compared with the 2007 as a result of a reversal of prior years’ compensation expenses related to long-term incentive awards and bonuses. The reversal of expenses associated with performance-based long-term incentive awards totaled $45 million in 2008 and related to awards granted in 2007, 2006, and 2005. Gross operating expenses in 2008 were less than operating expenses reported in the preceding table as a result of the reversal of compensation expenses that were previously deferred as acquisition costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In 2007, total revenues from the Company’s insurance operations were a loss of $2.1 billion compared with income of $1.5 billion in 2006. The decrease in insurance operations’ revenues in 2007 compared with 2006 resulted from a $3.7 billion unrealized losses on insured derivatives, which was primarily the result of adverse changes in the fair value of our insurance credit derivative portfolio and an $86 million adjustment to the carrying value of our investment in Channel Re. The adjustment to the carrying value of our investment in Channel Re contributed to the loss on the net change in fair value of our insured derivatives as a result of eliminations the Company was required to make under the equity method of accounting. These losses were partially offset by a $110 million unrealized gain on the Company’s CPCT facility. In addition, there was a decline in fees and reimbursements and net investment income in 2007 compared with 2006. Partially offsetting the impact of the decreases in insurance revenues were increases in net realized gains and premiums earned. Total insurance expenses increased 212% to $1.2 billion in 2007 from $380 million in 2006. The increase in insurance expenses was due to the $614 million of case basis reserves and $200 million of non-specific unallocated reserves related to our second-lien RMBS exposure. Partially offsetting the increase in losses and LAE was a decrease in operating expenses due to an increase in costs allocated from the insurance segment to other segments and a decline in loss prevention expenses. Gross operating expenses (expenses before ceding commission income and the deferral or amortization of acquisition costs) decreased 8% in 2007 compared with 2006 as a result of an increase in costs allocated to our investment management services and corporate operations and a decrease in loss prevention costs.

Gross premiums written (“GPW”), net premiums written (“NPW”) and net premiums earned on non-derivative financial guarantees for the last three years are presented in the following table:

				Percent Change
In millions	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Gross premiums written:
U.S.	$1,202	$613	$530	96%	16%
Non-U.S.	168	244	303	(31)%	(20)%

Total	$1,370	$857	$833	60%	3%
Net premiums written:
U.S.	$1,200	$577	$486	108%	19%
Non-U.S.	145	199	256	(27)%	(22)%

Total	$1,345	$776	$742	73%	5%
Net premiums earned:
U.S.	$694	$557	$588	25%	(5)%
Non-U.S.	186	183	184	1%	—

Total	$880	$740	$772	19%	(4)%

GPW reflects premiums received and accrued for in the period and does not include the present value of future cash receipts expected from installment premium policies originated during the period. NPW represents gross premiums written net of premiums ceded to reinsurers. Net premiums earned include scheduled premium earnings as well as premium earnings from refunded issues.

In the third quarter of 2008, we closed a reinsurance transaction between MBIA Corp. and FGIC in which MBIA assumed a significant portion of FGIC’s U.S. public finance insurance portfolio. As of the closing date, the reinsured portfolio consisted exclusively of investment grade credits, primarily in the general obligation, water and sewer, tax-backed and transportation sectors, and did not contain any CDS contracts, below investment grade credits or other credits that were inconsistent with our credit underwriting standards. The reinsurance was provided on a “cut-through” basis, which enables FGIC’s policyholders to receive the benefit of MBIA’s reinsurance by allowing them to present claims directly to MBIA.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Under the FGIC reinsurance transaction, MBIA assumed total par of approximately $181 billion and received upfront unearned premiums, net of a ceding commission paid to FGIC, of approximately $717 million. As required by the New York State Insurance Department (“NYSID”) in connection with its approval of the reinsurance transaction, the funds have been placed in a trust and will be released to MBIA upon the earlier of its removal from ratings review with its then current ratings or nine months from the closing date of the transaction. Additionally, under the terms of the trust, the funds will be released to MBIA as the premiums are earned and can be used to pay claims on policies assumed under the reinsurance agreement.

MBIA evaluates the premium rates it charges for insurance guarantees through the use of internal and external rating agency quantitative models. These quantitative models assess the Company’s premium rates and return on capital results on a risk adjusted basis. In addition, market research data is used to evaluate pricing levels across the financial guarantee industry for comparable risks, as well as pricing for similar risks in the bank loan, bond and CDS markets, when available. Since 2005, domestic municipal spreads contracted to tighter levels through mid-2007. Since mid-2007, credit spreads have reached historically wide levels and bond insurance rates have increased to historically high levels.

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

During 2008, total net par insured rated A or above, before giving effect to MBIA’s guarantee, was 94% compared with 82% during 2007 and 77% during 2006. These percentages reflect a change in the mix of business written during each year among sectors with varying levels of risk. Additionally, 2008 includes a significant amount of par assumed from FGIC, which comprised high-quality domestic public finance exposure. At December 31, 2008, 84% of the Company’s outstanding net par insured was rated A or above before giving effect to MBIA’s guarantee compared with 83% at December 31, 2007. The following table presents the credit quality distribution of MBIA’s outstanding net par insured as of December 31, 2008 and 2007. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

Rating In millions	As of December 31, 2008 Net Par Outstanding		As of December 31, 2007 Net Par Outstanding
	Amount	%	Amount	%
AAA	$140,655	18%	$167,280	25%
AA	276,513	35	189,304	28
A	246,060	31	203,368	30
BBB	93,423	12	109,473	16
Below Investment Grade	29,887	4	9,236	1

Total	$786,538	100%	$678,661	100%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GLOBAL PUBLIC FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global public finance markets on non-derivative financial guarantees are presented in the following table:

				Percent Change
Global Public Finance In millions	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Gross premiums written:
U.S.	$988	$378	$294	161%	29%
Non-U.S.	89	160	218	(44)%	(26)%

Total	$1,077	$538	$512	100%	5%
Net premiums written:
U.S.	$1,012	$370	$285	173%	30%
Non-U.S.	83	134	194	(38)%	(31)%

Total	$1,095	$504	$479	117%	5%
Net premiums earned:
U.S.	$502	$354	$389	42%	(9)%
Non-U.S.	120	116	114	3%	2%

Total	$622	$470	$503	32%	(7)%

In 2008, global public finance GPW increased 100% to $1.1 billion from $538 million in 2007. This increase was due to a 161% increase in U.S. business written as a result of the reinsurance transaction with FGIC in which the Company received $916 million of U.S. public finance upfront premiums. GPW related to the FGIC transaction was partially offset by a decrease in direct U.S. and non-U.S. business written during 2008 compared with 2007. In 2008, the number and net par amount of public finance transactions directly insured by MBIA decreased 77% and 94%, respectively, compared with 2007. The decrease in direct business written resulted from a sharp decline in demand for bond insurance within the municipal bond market, particularly from insurance companies that have had their insurance financial strength ratings downgraded, as well as an overall decline in municipal issuances during 2008 related to the disruption in the financial markets. NPW increased 117% in 2008 to $1.1 billion from $504 million in 2007 as a result of the 100% increase in GPW and a decrease in premiums ceded to reinsurers. Excluding the effects of the FGIC transaction, net premiums written during 2008 decreased 65% to $179 million compared with $504 million during 2007. During 2008, the Company commuted reinsured premium of $43 million from several of its reinsurers, which resulted in a negative cession rate, excluding the FGIC portfolio, of 11% compared with a positive cession rate of 6% in 2007. In 2008, global public finance net premiums earned increased 32% to $622 million from $470 million in 2007. The increase in net premiums earned was due to a 125% increase in refunded premiums earned and a 5% increase in scheduled premiums earned. The increase in refunded premiums earned was consistent with an observed overall increase in the refunding of debt obligations by municipal issuers compared with 2007. Excluding premiums earned from policies reinsured from FGIC, premiums earned were $579 million during 2008, a 23% increase from 2007.

In 2007, global public finance GPW increased 5% to $538 million from $512 million in 2006. This increase was due to a 29% increase in U.S. business written primarily in the transportation, higher education and military housing sectors, as well as three credits insured in Puerto Rico. Partially offsetting this increase was a 26% decrease in non-U.S. business written primarily due to the impact of a $55 million non-U.S. public finance upfront policy written in the second quarter of 2006 with no comparatively large upfront policy written in 2007. Non-U.S. business written in the second half of 2007 was adversely affected by growing concerns about the U.S. mortgage and housing markets. NPW increased 5% in 2007 to $504 million from $479 million in 2006 as a result of the increase in GPW. The global public finance cession rate for business written during 2007 and 2006 remained flat at 6%. Global public finance net premiums earned decreased 7% to $470 million in 2007 compared with $503 million in 2006. A 27% decrease in refunded premiums earned was partially offset by a 2% increase in scheduled premiums earned. Refunded premiums declined primarily due to an increase in interest rates on new tax exempt issuances in 2007 as compared to 2006.

Global public finance net par insured rated A or above, before giving effect to the Company’s guarantee, represented 94% of global public finance business written by the Company during 2008, compared with 88%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

during 2007 and 84% during 2006. These percentages reflect a change in the mix of business written during each year among sectors with varying levels of risk. Additionally, 2008 includes a significant amount of par assumed from FGIC, which comprised high-quality domestic public finance exposure. At December 31, 2008, 88% of the outstanding global public finance net par insured was rated A or above before the Company’s guarantee, up from 84% at December 31, 2007.

GLOBAL STRUCTURED FINANCE MARKET MBIA’s premium writings and premium earnings in both the new issue and secondary global structured finance markets on non-derivative financial guarantees are presented in the following table:

				Percent Change
Global Structured Finance In millions	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Gross premiums written:
U.S.	$214	$235	$236	(9)%	0%
Non-U.S.	79	84	85	(6)%	(2)%

Total	$293	$319	$321	(8)%	(1)%
Net premiums written:
U.S.	$188	$207	$201	(9)%	3%
Non-U.S.	62	65	62	(4)%	4%

Total	$250	$272	$263	(8)%	3%
Net premiums earned:
U.S.	$192	$203	$199	(5)%	2%
Non-U.S.	66	67	70	(1)%	(4)%

Total	$258	$270	$269	(4)%	1%

In 2008, global structured finance GPW decreased 8% to $293 million from $319 million in 2007. As announced on February 25, 2008, we suspended the writing of all new structured finance business for approximately six months. Given the dislocation in the financial markets, the decline in demand for MBIA-insured obligations, and the lack of structured financing transactions, we did not write any new structured finance business in the remainder of 2008. Therefore, premiums written during 2008 were principally generated from installment-based policies closed in prior periods. NPW in 2008 decreased 8% to $250 million from $272 million in 2007 due to the decrease in GPW. The global structured finance cession rate for business written during 2008 and 2007 remained flat at 15%. Global structured finance net premiums earned in 2008 of $258 million were 4% lower than 2007. The decrease in net premiums earned reflects the maturity and termination of policies in the absence of new business.

In 2007, global structured finance GPW decreased 1% to $319 million from $321 million in 2006. NPW in 2007 increased 3% to $272 million from $263 million in 2006 due to a decline in premiums ceded to reinsurers, which offset the decline in GPW. The global structured finance cession rate for business written during 2007 was 15% compared with 18% for 2006. Global structured finance net premiums earned of $270 million in 2007 were 1% higher than 2006.

Global structured finance net par insured rated A or above, before giving effect to MBIA’s guarantee, was 78% during 2007 and 71% during 2006. There was no comparable percentage for 2008 as a result of MBIA not writing structured finance business. At December 31, 2008, 75% of the outstanding global structured finance net par insured was rated A or above before giving effect to the Company’s guarantee, down from 80% as of December 31, 2007. This decrease is principally a result of ratings downgrades on our mortgage-related exposure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

INVESTMENT INCOME The insurance segment’s net investment income for the last three years and ending investment asset balances at amortized cost as of December 31, 2008 and 2007 are presented in the following tables:

				Percent Change
Net Investment Income In millions	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Core net investment income	$528	$493	$499	7%	(1)%
VIE and other investment income (1)	56	80	82	(30)%	(2)%

Pre-tax investment income	$584	$573	$581	2%	(1)%
After-tax investment income	$455	$449	$454	1%	(1)%

(1)	—Includes investment income related to VIEs and Northwest Airlines’ enhanced equipment trust certificates and interest received on reimbursed expenses.

Investments at Amortized Cost In millions	December 31, 2008	Pre-tax yield (1)	December 31, 2007	Pre-tax yield (1)
Fixed-income securities:
Tax-exempt	$3,157	4.49%	$5,347	4.70%
Taxable	3,454	5.69%	3,529	5.46%
Short-term	1,542	2.16%	1,163	4.79%

Total fixed-income	$8,153	4.56%	$10,039	4.98%
Other	1,895		1,356

Ending asset balances at amortized cost	$10,048		$11,395

(1)	—Estimated yield-to-maturity.

In 2008, our insurance segment’s pre-tax net investment income, excluding net realized gains and losses, increased 2% to $584 million from $573 million in 2007. The increase in pre-tax net investment income reflects growth in average invested assets from the proceeds of our surplus notes and the Warburg Pincus equity transactions and, to a lesser extent, proceeds from our reinsurance transaction with FGIC. The effect of the increase in average invested assets was partially offset by a decrease in yields on tax-exempt and short-term investments. The decrease in ending assets as of December 31, 2008 compared with December 31, 2007 was the result of liquidating investments into cash for purposes of enhancing short-term liquidity, including providing a $2 billion repurchase agreement to our investment management services operations, and paying claims on insurance policies. After-tax net investment income increased only 1% in 2008 as the proportion of taxable investments increased compared with 2007.

VIE interest income is generated from interest bearing assets held by such entities and supports the payment of interest expense on debt issued by these entities. The decrease in VIE interest income primarily resulted from a decline in floating interest rates on VIE assets. Excluding interest income related to VIEs and interest income related to Northwest Airlines’ enhanced equipment trust certificates (“EETCs”) received as part of a remediation, which the Company sold in June 2007, insurance-related net investment income decreased 4% on a pre-tax basis and 10% on an after-tax basis in 2008 compared with 2007. Ending asset balances at amortized cost, excluding VIE assets, were $8.2 billion and $10.1 billion at December 31, 2008 and 2007, respectively. Tax-exempt investments represented 40% and 58% of ending asset balances, excluding VIE and Northwest Airlines’ EETCs assets, at December 31, 2008 and 2007, respectively.

In 2007, our insurance segment’s pre-tax net investment income, excluding net realized gains and losses, decreased 1% to $573 million from $581 million in 2006. The decline in pre-tax net investment income reflects a decrease in average invested assets in 2007 compared with 2006, as well as an $11 million decrease in investment income related to Northwest Airlines’ EETCs, which the Company received in connection with a remediation and subsequently sold in the second quarter of 2007. However, pre-tax net investment income benefited from a $16 million increase in VIE interest income. After-tax net investment income decreased 1% in 2007 as the proportion of taxable investments remained relatively consistent with 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In 2007, excluding interest income related to VIEs and the Northwest Airlines’ EETCs and interest received on reimbursed expenses, insurance-related net investment income decreased 1% on a pre-tax and after-tax basis compared with 2006. These decreases were attributable to a decline in average invested assets as a result of dividends paid from MBIA Corp. to MBIA Inc. in December 2006 and April 2007 and claim payments made in the fourth quarter of 2006 to call two MBIA–insured transactions. Average investment yields decreased slightly in 2007 compared with 2006. Ending asset balances at amortized cost, excluding VIE and Northwest Airlines’ EETC assets, were $10.1 billion and $9.6 billion at December 31, 2007 and 2006, respectively. Tax-exempt investments represented 58% and 55% of ending asset balances, excluding VIE and Northwest Airlines’ EETC assets, at December 31, 2007 and 2006, respectively.

FEES AND REIMBURSEMENTS In 2008, fees and reimbursements in our insurance operations of $9 million decreased 54% compared with 2007. In 2007, fees and reimbursements of $20 million decreased 38% compared with 2006. Decreases in both years primarily resulted from decreases in expense reimbursements associated with loss prevention efforts. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from year to year.

NET CHANGE IN FAIR VALUE OF INSURED CREDIT DERIVATIVES MBIA has sold credit protection by insuring derivative contracts with various financial institutions. In certain cases, the Company reinsured these policies thereby purchasing credit protection on a portion of the risk written. Changes in fair value of the insured derivatives are recorded in “Net change in fair value of insured derivatives” in the Consolidated Statements of Operations. The “Realized gains (losses) and other settlements on insured derivatives” include (i) net premiums received and receivable on written CDS contracts, (ii) net premiums paid and payable to reinsurers in respect of CDS contracts, (iii) net amounts received or paid on reinsurance commutations, (iv) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event or settlement agreement, (v) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event or settlement agreement, and (vi) fees relating to CDS contracts. The “Unrealized gains (losses) on insured derivatives” include all other changes in fair value of the derivative contracts. The following table presents the net premiums written related to derivatives and the components of the net change in fair value of insured derivatives in 2008, 2007 and 2006:

				Percent Change	Percent Change
In millions	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net premiums earned on insured derivatives	137	116	81	18%	43%
Realized gains (losses) on insured derivatives	(534)	—	—	n/m	—

Realized gains (losses) and other settlements on insured derivatives	(397)	116	81	n/m	43%
Unrealized gains (losses) on insured derivatives	(1,823)	(3,727)	(5)	51%	n/m

Net change in fair value of insured derivatives	$(2,220)	$(3,611)	$76	39%	n/m

n/m—Percentage change not meaningful.

On February 25, 2008, the Company announced that it ceased insuring new credit derivative contracts except in transactions related to the reduction of existing derivative exposure. As a result, premiums earned related to insured credit derivatives will decrease over time as exposure to such transactions declines. However, reinsurance commutations that included insured derivatives will increase our net premium and net exposure related to such contracts. The increase in net premiums written and earned in 2008 reflects installment premiums from business written during 2007.

Realized losses on insured derivatives in 2008 represent net payments related to the settlement of all or a portion of four CDO transactions, in which we reduced our aggregate exposure to these transactions by approximately $2.7 billion.

Unrealized losses on insured derivatives in 2008 were $1.8 billion compared with $3.7 billion in 2007. Unrealized losses in 2008 were principally driven by spreads widening and, to a lesser extent, subordination erosion, collateral rating migration and lower recovery rates. The impact of these factors was significantly offset by the effects of MBIA’s nonperformance risk. In 2008, unrealized losses on insured credit derivatives would have been

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$15.0 billion excluding the effects of MBIA’s and reinsurers’ nonperformance risk. As of December 31, 2008, MBIA Corp’s five-year CDS spread was 46.50% upfront plus 5% per annum compared with 3.3% per annum as of December 31, 2007. MBIA’s nonperformance risk only affected 2008 and was a result of the adoption of SFAS 157. Unrealized losses in 2007 were principally driven by wider credit spreads on CMBS collateral and the ratings downgrades of collateral within multi-sector CDO structures.

We estimate that cumulative credit impairments on insured derivatives as of December 31, 2008 were $1.5 billion, consisting of twelve CDO transactions. This estimate is inclusive of the four CDO transactions for which we realized net losses of $558 million through negotiated settlements. Cumulative credit impairments on insured derivatives as of December 31, 2007 were estimated at $200 million and consisted of three CDO transactions. Credit impairments on insured derivatives represent present value of our estimate of expected future claim payments, which may differ from a transaction’s fair value. Insured derivative contracts have similar terms and conditions to the Company’s non-derivative insurance contracts and are evaluated for credit impairment under the same risk monitoring process. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may not result in a claim payment. In the absence of further credit impairment or the termination of derivatives at a loss, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse at the maturity of these contracts. Additionally, the Company is not required to post collateral to counterparties of these contracts, thereby avoiding liquidity risks typical of standard credit derivative contracts.

Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expenses” in our consolidated statements of operations. Such costs totaled $6.3 million in 2008. The Company did not incur such costs in 2007 and 2006.

Included in our net unrealized losses on insured derivative contracts is the reversal of $288 million of unrealized losses relating to exposure ceded to Channel Re. As a result of our analysis of Channel Re’s claims-paying ability, unrealized losses relating to exposure ceded to Channel Re had been adjusted to reflect Channel Re’s inability to pay amounts due to MBIA if these contracts were to be settled at their current fair value. As of December 31, 2008, MBIA determined that Channel Re did not have the ability to pay all amounts that would be due to MBIA under these contracts. However, there is no requirement to settle amounts due from Channel Re when corresponding amounts have not been realized by MBIA through actual payments. Refer to the “Reinsurance” section included herein for more information on this adjustment.

The following table estimates the attribution of the unrealized loss for the year ended December 31, 2008 by sector and does not represent actual losses paid due to each attribute:

	Attribute
Sector In millions	Spread Changes	Credit Migration	Collateral Erosion	Recovery Rates	Time to Maturity	Change in Libor	Non- performance Risk	Reinsurer Collectability	Other (1)	Total
Multi-sector CDO	$(2,284)	$(312)	$(2,811)	$(801)	$54	$(353)	$4,693	$(109)	$931	$(992)
Multi-sector CDO-squared	(1,116)	(307)	(118)	(225)	48	(235)	1,349	(28)	626	(6)
Commercial Real Estate/CMBS	(1,540)	(143)	(18)	—	(662)	(508)	2,711	(54)	752	538
Corporate	(4,619)	(620)	(24)	(3)	1,171	(650)	3,979	(86)	(368)	(1,220)
Other	(674)	—	1	(26)	227	(55)	457	(11)	(62)	(143)

Total	$(10,233)	$(1,382)	$(2,970)	$(1,055)	$838	$(1,801)	$13,189	$(288)	$1,879	$(1,823)

(1)	The “Other” category includes the reversal of the mark-to-market on commuted transactions, as well as eliminations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table estimates the attribution of the unrealized loss for the year ended December 31, 2007 by sector and does not represent actual losses paid due to each attribute:

	Attribute
Sector In millions	Spread Changes	Credit Migration	Collateral Erosion	Other	Total
Multi-sector CDO	$(592)	$(679)	$(51)	$(72)	$(1,394)
Multi-sector CDO-squared	(125)	(360)	—	71	(414)
Commercial Real Estate/CMBS	(1,267)	6	—	(55)	(1,316)
Corporate	(310)	(2)	—	(19)	(331)
Other	(157)	—	1	(116)	(272)

Total	$(2,451)	$(1,035)	$(50)	$(191)	$(3,727)

Refer to the preceding “Critical Accounting Estimates” section included herein for further information about the fair values of our insured derivative instruments.

NET REALIZED GAINS AND LOSSES Net realized gains and losses on our insurance operations are largely due to sales of investment securities for purposes of maximizing the total return of our investment portfolio and managing liquidity to meet payment obligations. Net realized losses were $35 million in 2008 compared with net realized gains of $56 million in 2007 and net realized gains of $6 million in 2006. Net realized gains in 2007 included $32 million of gains related to the disposition of Delta and Northwest Airlines’ EETCs the Company received from insurance remediations. Net realized gains in 2006 included an $11 million gain related to the sale of the Company’s investment in RAM Holdings, Inc., the holding company of RAM Reinsurance Company Ltd. and a $25 million impairment loss recorded on a salvage receivable.

NET GAINS AND LOSSES ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains and losses on financial instruments at fair value and foreign exchange in our insurance operations primarily represents changes in the fair value of our CPCT facility and foreign exchange gains and losses on the sale of investments and translation of non-functional currency activities. In 2008, net gains on financial instruments at fair value and foreign exchange were $209 million compared with net gains of $121 million in 2007 and $6 million in 2006. Net gains in 2008 were largely due to a $250 million gain resulting from the change in value of our CPCT facility. Net gains in 2007 primarily consisted of a $110 million gain resulting from the change in value of our CPCT facility. Gains on our CPCT facility in 2008 and 2007 were due to an increase in the differential between the Company’s CDS spreads and the yield applicable to the CPCT facility. Net gains in 2006 were largely due to foreign exchange gains related to the sale of foreign denominated securities, partially offset by derivative losses on deals that were terminated early.

NET GAINS ON EXTINGUISHMENT OF DEBT During 2008, we repurchased $47 million par value of outstanding surplus notes at a discount to carrying value and recognized a net gain of $10 million. The Company did not have similar activity in 2007 and 2006.

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

In the event MBIA determines that it must pay a claim or that a claim is probable and estimable with respect to an insured issue, it places the issue on its “Classified List” and establishes a case basis reserve for that insured issue. As of December 31, 2008, MBIA had 82 open case basis issues on its “Classified List” that had $1.3 billion in aggregate case basis reserves, net of reinsurance. The Company does not establish any case basis reserves for issues that are listed as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” until such issues are placed on the Company’s “Classified List.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The amounts included within this “Loss and Loss Adjustment Expense” section exclude realized and unrealized gains and losses and estimated credit impairments on insured credit derivatives. Refer to “Net Change in Fair Value of Insured Credit Derivatives” included herein for information about payments we have made or expect to make under insured credit derivative transactions.

Refer to “Recent Accounting Pronouncements” included herein for a discussion on the FASB’s accounting standard regarding accounting for financial guarantee insurance contracts, which modifies the way MBIA establishes claim liabilities effective January 1, 2009. Additionally, a further description of the Company’s loss reserving policy is included in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

The following table presents the components of the Company’s total loss and LAE reserves, as well as its loss provision and case basis activity, as of and for the years ended December 31, 2008, 2007 and 2006.

				Percent Change
In millions	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Case-specific:
Gross	$1,326	$911	$324	45%	182%
Reinsurance recoverable on unpaid losses	57	82	47	(31)%	75%

Net case reserves	$1,269	$829	$277	53%	200%
Unallocated	232	435	213	(47)%	104%

Net loss and LAE reserves	$1,501	$1,264	$490	19%	158%

Losses and LAE	$1,318	$900	$81	46%	1,013%
Case basis activity	$1,521	$678	$75	124%	804%

In 2008 and 2007, losses and LAE consisted of $92 million and $86 million, respectively, based on our policy of applying a loss factor to our insurance segment’s scheduled net earned premium and $1.2 billion and $814 million, respectively, of additional loss and LAE related to our second-lien RMBS exposure. In 2006, the Company recorded $81 million in losses and LAE based on our loss factor reserving policy. As of December 31, 2008, we had an unallocated loss reserve of $232 million. The decrease in our unallocated loss reserve from 2007 resulted from the transfer of $200 million to case basis reserves during 2008 related to our second-lien RMBS exposure. Refer to “Critical Accounting Estimates—Loss and Loss Adjustment Expenses” included herein for information regarding the Company’s loss reserving methodology.

Case Basis Reserves

Total case basis activity was $1.5 billion in 2008, $678 million in 2007 and $75 million in 2006. During 2008, case basis activity primarily consisted of reserves related to our second-lien RMBS exposure, which was principally established from the additional loss and LAE provisions of $1.2 billion in 2008 and $200 million of the $814 million in 2007. During 2007, case basis activity primarily consisted of reserves related to the Company’s second-lien RMBS exposure, which were established from $614 million of the $814 million additional losses and LAE recorded in 2007, reserves for insured obligations related to the Student Loan Finance Corporation (“SFC”), a multi-sector CDO executed in the cash market, and insured obligations within the home equity loan (pre-2005 vintage) and manufactured housing sectors. Partially offsetting these loss reserves were reversals of previously established case basis reserves within the aircraft EETCs sector. During 2006, case basis activity primarily consisted of insured obligations within the CDO, equipment lease pools and home equity loan sectors, MBIA’s guaranteed tax lien portfolio and insured obligations issued by Allegheny Health, Education and Research Foundation (“AHERF”). Case basis activity related to AHERF was partly the result of a reduction in expected litigation recoveries from the AHERF bankruptcy estate. Partially offsetting this activity were reversals of previously established case basis reserves relating to the aircraft EETCs and manufactured housing sectors.

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

occurred but a claim is probable and estimable in the future. As of December 31, 2008, case basis reserves consisted of the following:

Dollars in millions	Number of case basis issues	Loss Reserve	Par Outstanding
Gross of reinsurance:
Issues with defaults	74	$1,259	$14,998
Issues without defaults	8	67	710

Total gross	82	$1,326	$15,708

Net of reinsurance:
Issues with defaults	74	$1,205	$14,393
Issues without defaults	8	64	664

Total net	82	$1,269	$15,057

When MBIA becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment and the recovery of such salvage is probable and reasonably estimable, it records salvage and subrogation as an asset. Such amounts are included within “Other assets” and corresponding salvage and subrogation amounts due to reinsurers are included within “Other liabilities” in the Company’s consolidated balance sheet. As of December 31, 2008 and December 31, 2007, we had salvage and subrogation assets of $459 million and $108 million, respectively. The increase in our salvage and subrogation assets principally resulted from claim payments we made on our RMBS exposure that we expect to recover. The amount the Company records as salvage and subrogation may be influenced by several factors during any period, such as the level of claim payments made for which the Company is entitled to reimbursements, amounts collected and impairment write-downs. As of December 31, 2008 and December 31, 2007, salvage and subrogation due to reinsurers totaled $13 million and $4 million, respectively. Salvage and subrogation recoveries are only paid to reinsurers upon receipt of such amounts by MBIA.

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

In the fourth quarter of 2008, the Company took remediation action on an international infrastructure financing. The project’s revenue was below original projections and the issuer’s debt was trading at a significant discount. We purchased 62% of the outstanding debt of the issuer; and as a consequence, the Company is consolidating the issuer as a VIE. An equal amount of assets and liabilities were recorded in the Company’s consolidated balance sheet related to this VIE.

Eurotunnel

Following implementation on June 28, 2007, of Eurotunnel’s safeguard plan, MBIA remained exposed to Class G notes issued by Fixed-Link Finance, B.V. (“FLF1”). That exposure was collateralized by cash and short-term investments. On February 2, 2009, FLF1 used the cash received on account of its Eurotunnel Tiers 1, 2 and 3 claims to make scheduled interest payments and all available cash will be used to repay FLF1’s outstanding notes in order of priority. As a result, FLF1’s Class A, B and G notes were repaid in full and MBIA’s exposure to FLF1 declined to $0. Currently, MBIA is cooperating with other parties in interest to unwind FLF1 and pay the proceeds to holders of Class C notes. At December 31, 2008, MBIA’s exposure to FLF1 debt on account of the Class G notes was approximately $688 million in net par outstanding. MBIA paid no claims with respect to its exposure to FLF1.

Residential Mortgage Exposure

MBIA insures mortgage-backed securities backed by subprime mortgages directly through residential mortgage-backed securities securitizations. MBIA also has indirect exposure to subprime mortgages that are included in CDOs, in which MBIA guaranteed the senior most tranche of such transactions. There has been considerable stress and continued deterioration in the subprime mortgage market throughout 2008 reflected by delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006, and 2007. As of December 31, 2008, the Company had $4.0 billion of net par outstanding from direct exposure to subprime mortgages and $7.3 billion of indirect exposure to subprime mortgages in the form of performing collateral within CDOs. Of the $7.3 billion of indirect exposure, $6.3 billion was related to CDOs executed in derivative form. While

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

subprime transactions directly guaranteed by MBIA include collateral consisting of mortgages originated during 2005, 2006 and 2007, given the amount of subordination below MBIA’s insured portion of such transactions available to absorb any losses from collateral defaults, we currently do not expect material ultimate losses on these transactions. As of December 31, 2008, there were no insured direct subprime mortgage transactions with 2005, 2006, or 2007 subprime mortgage collateral appearing on the Company’s Classified List or Caution Lists. However, as of December 31, 2008, we expected losses of $9 million (on a present value basis) on three secondary market multi-sector CDOs with net par outstanding of $85 million that include subprime mortgage exposure and that were reported on our Classified List. Additionally, there were two secondary market multi-sector CDOs with net par outstanding of $23 million that include subprime mortgage exposure and that were reported on our Caution Lists.

MBIA also insures mortgage-backed securities backed by mortgages that when originally underwritten were deemed to be issued to prime and near prime borrowers, including second-lien residential mortgage securitizations (revolving HELOC loans and CES mortgages). Since the second half of 2007, the performance of our home equity transactions has deteriorated significantly. As of December 31, 2008, MBIA had established cumulative case basis reserves of $2.4 billion for future payments in connection with these transactions, the balance of which was $1.0 billion as of December 31, 2008. During 2008, the Company paid $1.4 billion in claims, net of reinsurance, on 29 credits in this sector. As of December 31, 2008, net par insured of $13.7 billion remained outstanding on these transactions.

After two consecutive quarters of relatively flat early-stage delinquencies within our insured second-lien residential mortgage securitizations, we observed an increase in delinquencies in the second half of 2008 and a greater than expected level of losses being realized within the individual transactions. Due to a combination of the overall weakening in the economic environment, servicer performance related issues and relatively few successful loan modifications by the loan servicers, MBIA recorded loss and LAE related to its second-lien residential mortgage exposures of $1.2 billion in 2008. This provision primarily reflects additions to previously established reserves on certain deals rather than a material increase in the number of transactions requiring loss reserves. Notably, a very high proportion of loan losses continue to be associated with loans that MBIA believes are in breach of the originators’ representations with respect to such loans and, therefore, should have been excluded from the MBIA-insured securitizations.

In October 2008, MBIA Corp. filed lawsuits against two mortgage loan seller/servicers alleging, among other things, misrepresentations concerning the quality of loans made by these seller/servicers, which were included in a number of MBIA-insured second-lien residential mortgage securitizations. In particular, MBIA believes that a very high proportion of the defaulted loans in these securitizations are in breach of the originators’ representations with respect to such loans and, therefore, should have been excluded from the securitizations. In addition, after extensive review, it is clear to us that these entities have failed to honor their contractual obligations regarding loan repurchases and ongoing servicing practices. The Company has not yet reflected as salvage or subrogation any potential recoveries resulting from the seller/servicers’ obligations to repurchase ineligible loans from these second-lien residential mortgage transactions. We continue to evaluate these and other potential recoveries and intend to pursue them aggressively. Once we have concluded our evaluation, including assessing the amount of potential recoveries, we are likely to establish salvage and subrogation receivables that, depending upon the transaction, fully or partially offset the related case loss reserves. The ineligibility of mortgages in the securitizations and the litigation in general will have no impact on the holders of the insured securities, as MBIA will continue to honor its payment obligations under its insurance policies.

The following table presents the net par outstanding of MBIA’s RMBS insured exposure as of December 31, 2008 by S&P credit rating category:

	Net Par Outstanding
In millions	Prime	Subprime	HELOC	CES	Total
AAA	$8,995	$2,759	$4	$26	$11,784
AA	466	32	—	—	498
A	520	268	102	50	940
BBB	736	137	1,591	1,810	4,274
Below Investment Grade	896	805	5,769	6,837	14,307

Total Net Par	$11,613	$4,001	$7,466	$8,723	$31,803

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents the net par outstanding by vintage year of MBIA’s second-lien residential mortgage securitization insured exposure as of December 31, 2008:

	Net Par Outstanding
In millions	HELOC	% of Total HELOC	CES	% of Total CES
2007	$1,135	15.2%	$5,819	66.7%
2006	2,736	36.7%	2,698	30.9%
2005	2,067	27.7%	—	—
2004	1,175	15.7%	130	1.5%
2003 and prior	353	4.7%	76	0.9%

Total Net Par	$7,466	100.0%	$8,723	100.0%

The following table provides a listing of second-lien residential mortgage securitization transactions included in MBIA’s insured portfolio that were performing below MBIA’s expectations as of December 31, 2008:

Obligor Name	Net Par Outstanding (In millions)
HELOC:
GMACM 2006-HE4	$935
Countrywide Home Equity Master Trust 2005-M	672
Countrywide Home Equity Master Trust 2005-I	631
Countrywide Home Equity 2006-E	621
Countrywide Home Equity Series 2007-E	613
Countrywide Mortgage Corporation 2005-E	513
Countrywide Home Equity 2006-G	463
IndyMac Home Equity Line Asset-Backed Series 2006-H4	425
Residential Funding Home Equity Loan Trust 2007-HSA1	287
Countrywide Home Loans Inc 2005-A 1-A, 2-A	250
Countrywide Home Loans Inc 2004-I	229
Residential Funding Home Equity Loan Trust 2006-HSA4	156
Countrywide Home Loans Inc 2004P	155
Residential Funding Mortgage Securities 2007-HSA3	150
Residential Funding Home Equity Loan Trust 2006-HSA5	135
GSR 2007-HEL1	85

Total HELOC Net Par Outstanding	6,320

CES:
Countrywide Home Loans CWHEQ 2007-S1	1,160
Residential Funding Corporation 2007-HSA2	757
Countrywide Home Loans CWHEQ 2007-S2	742
Countrywide Home Loans CWHEQ 2006-S8	720
Countrywide Home Equity 2006-S9	692
Countrywide Home Loans CWHEQ 2007-S3	522
Flagstar Home Equity Loan Asset Backed Trust 2007-1	481
Credit Suisse Home Equity Mortgage Trust	475
Residential Funding Mortgage Securities 2007-HSA3	364
IndyMac Home Equity Mortgage Loan 2007-1 Class A & Class A-IO	244
Morgan Stanley Mortgage Loan Trust 2007-9SL	178
IndyMac Home Equity Loan ABS Trust 2007-2	148

Total CES Net Par Outstanding	6,483

Alt-A:
Deutsche Bank Alt-A Securities Trust 2007-AR3	578

Total Alt-A Net Par Outstanding	578

Total Net Par Outstanding	$13,381

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufactured Housing

MBIA continues to closely monitor the manufactured housing sector, which has experienced stress during the last several years. MBIA ceased writing business in this sector, other than through certain CDO transactions, in 2000. At December 31, 2008, the Company had $22 million in case basis reserves, net of reinsurance, covering net insured par outstanding of $116 million on three credits within the manufactured housing sector. The Company had additional manufactured housing net insured par outstanding of $1.7 billion as of December 31, 2008, of which approximately 22% has been placed on the Company’s “Caution List-Medium” and “Caution List-High.”

REINSURANCE Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. In 2008, MBIA recaptured business from four reinsurers as a result of their ratings downgrades. Additionally, business from two reinsurers was recaptured during 2008 unrelated to their ratings. MBIA will continue to evaluate its use of reinsurance during 2009, which may result in future portfolio commutations from reinsurers. The Company also maintained other reimbursement agreements with its reinsurers that were not accounted for as reinsurance, which were commuted during 2008.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2008, the total amount available under these letters of credit and trust arrangements was $832 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of December 31, 2008, the aggregate amount of insured par ceded by MBIA to reinsurers under reinsurance agreements was $54.9 billion compared with $79.7 billion as of December 31, 2007. The decrease from 2007 was due to the maturity and termination of insured par and the reinsurance commutations executed during 2008. The following table presents the credit ratings and ratings status, percentage of outstanding par ceded, the reinsurance recoverable, derivative asset, and estimated credit impairments by reinsurer as of December 31, 2008. Estimated credit impairments represent the reinsurers’ portion of amounts we expect to pay on insured derivative contracts.

Reinsurers In thousands	Standard & Poor’s Rating (Status)		Moody’s Rating (Status)		Percentage of Total Par Ceded	Reinsurance Recoverable	Derivative Asset	Estimated Credit Impairments on Insured Derivatives
Channel Reinsurance Ltd.	AA- (Negative Outlook	)	Baa1 (Negative Outlook	)	67.19%	$16,464	$682,389	$181,890
Assured Guaranty Corp.	AAA (Stable	)	Aa2 (Stable	)	12.32%	10,512	570	—
Mitsui Sumitomo Insurance Company Ltd.	AA (Stable	)	Aa3 (Stable	)	7.05%	10,743	45,768	3,033
Ambac Assurance Corporation	A (Negative Outlook	)	Baa1 (Developing	)	5.43%	1,667	—	—
Swiss Reinsurance Company	AA- (Stable	)	Aa2 (Negative Outlook	)	4.13%	14,987	3,575	—
Assured Guaranty Re Ltd.	AA (Stable	)	Aa3 (Stable	)	1.35%	—	1,683	—
Export Development Corporation	AAA (Stable	)	Aaa (Stable	)	0.60%	—	—	—
Syncora Guarantee Re Ltd.	B (Watch Developing	)	Caa1 (Rating Under Review	)	0.51%	—	—	—
Overseas Private Investment Corporation	AAA (Stable	)	Aaa (Stable	)	0.47%	—	—	—
Old Republic Insurance Company	A+ (Negative Outlook	)	Aa2 (Stable	)	0.40%	749	—	—
Other (1)	B or above		Caa1 or above		0.50%	1,551	—	—
Not Currently Rated					0.05%	249	—	—

Total					100%	$56,922	$733,985	$184,923

(1)	Several reinsurers within this category are not rated by Moody’s.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

MBIA owns a 17.4% equity interest in Channel Re. In August 2008, Moody’s downgraded Channel Re to Baa1 with a negative outlook and in September 2008, S&P downgraded Channel Re to AA- with a negative rating outlook. As of December 31, 2008, the Company expects Channel Re to continue to report negative shareholders’ equity on a GAAP basis primarily due to unrealized losses on its insured credit derivatives based on fair value accounting. As of December 31, 2008, the fair value of the derivative assets related to credit derivatives ceded to Channel Re was $682 million and the reinsurance recoverable from Channel Re was $16 million. In determining the fair value of our derivative assets, we considered the credit risk of Channel Re and, as a result, reversed $288 million of unrealized losses ceded to Channel Re. The amount reported in the preceding table reflects this reversal. After considering the credit risk of Channel Re in fair valuing our derivative assets, we believe Channel Re has sufficient liquidity supporting its business to fund amounts due to MBIA. In performing our assessment, we determined that cash and investments, inclusive of approximately $524 million that Channel Re had on deposit in trust accounts for the benefit of MBIA as of December 31, 2008, and borrowing facilities available to Channel Re were in excess of MBIA’s exposure to Channel Re. Although the trust accounts limit the potential for Channel Re to default on its obligations to MBIA, there can be no assurance that Channel Re will not default on its obligations to MBIA that exceed the amounts already held in the trust accounts.

Several of the Company’s other financial guarantee reinsurers, including Ambac Assurance Corporation, Assured Guaranty Corp., Assured Guaranty Re Ltd., Old Republic Insurance Co., Swiss Reinsurance Company, Syncora Guarantee Re Ltd. and Syncora Guarantee Inc. (formerly known as XL Financial Assurance and XL Capital Assurance), have had their credit ratings either downgraded or put on negative watch by one or more of the major rating agencies between December 2007 and December 2008. Although there was no material impact on the Company for any of the rating agency actions through December 2008 relating to these reinsurers, a further downgrade of one or more of these reinsurers could require the establishment of reserves against any receivables due from the reinsurers.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Expenses that vary with and are primarily related to the production of the Company’s insurance business (policy acquisition costs) are deferred and recognized over the period in which the related premiums are earned. The Company does not defer costs associated with underwriting CDS policies and expenses such costs immediately. If an insured issue is refunded and the related premium is earned early, the associated acquisition costs previously deferred are also recognized immediately.

On an annual basis MBIA reviews its insurance-related expenses to determine if there have been any changes in its business or cost structure that would materially change the amount of costs accounted for as policy acquisition costs. If so, the Company conducts a policy acquisition cost study to determine the amount of insurance costs that relate to acquiring new non-derivative insurance policies and that are deferrable under GAAP. As a result of our temporary moratorium on structured finance business and a decline in our public finance business, we determined that fewer costs were attributable to acquiring new business and thus significantly lowered the rate at which costs are deferred. This resulted in an increase in the amount of operating expenses reported by the Company. We expect to increase the rate at which we defer expenses in the future commensurate with growth in our insurance-related business volume.

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

The Company’s insurance expenses, as well as its expense ratio, are presented in the following table:

				Percent Change
In millions	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Gross expenses	$198	$248	$268	(20)%	(8)%

Amortization of deferred acquisition costs	$75	$67	$66	12%	1%
Operating expenses	$208	$133	$156	56%	(15)%

Total insurance operating expenses	$283	$200	$222	41%	(10)%

Expense ratio	27.8%	23.4%	26.0%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross insurance expenses decreased 20% to $198 million in 2008 from $248 million in 2007 as a result of a decrease in compensation costs related to the reversal of prior year bonus and long-term incentive award accruals. In 2007, gross insurance expenses decreased 8% to $248 million from $268 million in 2006 as a result of an increase in costs allocated to our investment management services and corporate operations and a decrease in loss prevention efforts. In 2008, the amortization of deferred acquisition costs increased 12% to $75 million from $67 million in 2007. The increase in the amortization of deferred acquisition costs was the result of an increase in premiums earned during 2008 to which the costs related. In 2007, the amortization of deferred acquisition costs increased 1% to $67 million, consistent with the change in premiums earned.

Operating expenses increased 56% to $208 million in 2008 from $133 million in 2007. The increase in operating expenses in 2008 was principally due to the decline in the rate at which acquisition costs are deferred. Additionally, insurance operating expenses were greater than insurance gross expenses for 2008 as a portion of the expense reversal of prior year bonus and long-term incentive award accruals reduced deferred acquisition costs not yet amortized as expense. Operating expenses decreased 15% to $133 million in 2007 from $156 million in 2006 due to the aforementioned increase in costs allocated to our investment management services and corporate operations and a decrease in loss prevention efforts.

Financial guarantee insurance companies use the expense ratio (expenses divided by net premiums earned) as a measure of expense management. In 2008, insurance expenses increased at a greater rate than premiums earned resulting in a higher expense ratio, as reported in the preceding table. The decrease in the expense ratio from 2006 to 2007 was principally due to lower operating expenses and higher net premiums earned in 2007 compared with 2006.

INTEREST EXPENSE Interest expense from our insurance operations primarily consists of interest related to MBIA Corp.’s surplus notes issued on January 16, 2008 and debt issued by consolidated VIEs. Interest expense increased to $190 million in 2008 from $82 million in 2007. The increase resulted from interest expense associated with our surplus notes, which totaled $133 million, partially offset by a decline in interest expense associated with VIE debt resulting from a decline in interest rates. Interest expense for 2007 increased to $82 million from $77 million in 2006. The increase in 2007 resulted from an increase in interest expense associated with consolidated VIEs. Interest expense related to consolidated VIEs was $56 million, $74 million and, $58 million in 2008, 2007 and 2006, respectively.

VARIABLE INTEREST ENTITIES The Company provides credit enhancement services to global finance clients through third-party (issuer-sponsored) special purpose entities (“SPEs”), which are used in a variety of structures guaranteed by MBIA. We have determined that such SPEs fall within the definition of a VIE under FIN 46(R). Under the provisions of FIN 46(R), MBIA must determine whether it has a variable interest in a VIE and if so, whether that variable interest would cause MBIA to be the primary beneficiary. The Company would be required to consolidate VIEs if it was determined to be the primary beneficiary of the VIEs. The primary beneficiary is the entity that will absorb the majority of the expected losses, receive the majority of the expected residual returns, or both, of a VIE. We conduct consolidation analyses under the provisions of FIN 46(R) upon the inception of our guarantees to the third-party VIEs and upon the occurrence of certain reconsideration events.

MBIA consolidates certain third-party VIEs as a result of financial guarantees provided by our insurance operations. As of December 31, 2008, the assets of these VIEs primarily consisted of fixed rate and floating rate securities and loans and the liabilities of these VIEs primarily consisted of fixed rate and floating rate notes. MBIA eliminates any investment in third-party VIEs against the debt of these VIEs upon consolidation into MBIA’s financial statements. The following table presents MBIA’s carrying value of assets and liabilities related to third-party VIEs, after the aforementioned eliminations, as of December 31, 2008 and 2007 by balance sheet caption:

In millions	December 31, 2008	December 31, 2007
Assets:
Fixed-maturity securities held as available-for-sale	$632	$—
Investments held-to-maturity	1,215	1,328
Other assets (loans)	423	—
Liabilities:
Variable interest entity notes	$1,792	$1,356

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Revenues and expenses related to third-party VIEs are primarily recorded in “Net investment income” and “Interest expense”, respectively, on the Company’s statements of operations and substantially net to zero. Consolidation of such VIEs does not increase our exposure above that which is already committed to in our insurance policies. Additionally, consolidation of VIEs does not affect the capital ratios, debt covenants, dividends or credit ratings of the Company.

Refer to “Note 8: Variable Interest Entities” for additional information about the Company’s interest in consolidated and nonconsolidated VIEs.

COLLATERALIZED DEBT OBLIGATIONS AND RELATED INSTRUMENTS As part of its insurance operations, the Company provides guarantees on the senior most tranches of CDO, as well as protection on structured pools of CMBS and corporate securities.

The Company’s $124.9 billion CDO portfolio comprised 16% of the Company’s total insured net par of $786.5 billion as of December 31, 2008. The Company’s aggregate CDO book is diversified by vintage and collateral type. Eighty-nine percent of this exposure, or $110.6 billion, was insured via CDS. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

Collateral Type In billions	Net Par (2)	Percent
Multi-Sector CDOs (1)	$19.4	15%
Multi-Sector CDO-Squared	8.3	7%
Investment Grade CDOs and Structured Corporate Credit Pools	39.4	32%
High Yield Corporate CDOs	12.7	10%
Structured Commercial Mortgage-Backed Securities (CMBS) Pools and Commercial Real Estate (CRE) CDOs	44.9	36%
Emerging Market CDOs	0.2	0%

Total	$124.9	100%

(1)	Does not include multi-sector CDO-Squared transactions totaling $8.3 billion net par.
(2)	Certain Net Par Exposure increased due to reinsurance commutations in the fourth quarter of 2008.

Multi-Sector CDOs

Multi-sector CDOs are transactions that include a variety of structured finance asset classes in their collateral pools. As of December 31, 2008, $27.7 billion, or approximately 4%, of the Company’s total insured net par outstanding of $786.5 billion comprised multi-sector CDOs. Additionally, as of December 31, 2008, 22% of the Company’s $124.9 billion CDO and related instruments portfolio insured net par outstanding comprised multi-sector CDOs. The collateral in the multi-sector CDOs includes subprime RMBS and other RMBS, CDOs of ABS (multi-sector CDOs), Corporate CDOs, Collateralized Loan Obligations (“CLOs”), other ABS (e.g. securitizations of auto receivables, credit cards, etc.), Commercial Real Estate CDOs, CMBS, and Corporate credits.

For the multi-sector CDOs, the next four tables provide breakdowns of the collateral composition and ratings of subprime RMBS collateral, non-subprime RMBS collateral, and CDOs of ABS collateral by vintage year and rating. CDOs of ABS may contain exposure to various types of collateral, including RMBS. The collateral level detail presented for each year insured was calculated using a weighted average of the total collateral as of December 31, 2008 for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over collateralization and subordination) and reinsurance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Multi-Sector CDO Portfolio: Collateral Composition, Subordination, and Net Derivative Asset/Liability

($ in millions)		Collateral as % of Performing Pool Balance as of December 31, 2008
Year Insured(1)	Net Par Outstanding	Other RMBS	Subprime RMBS	ABS	CMBS	Corp	CLO	CDO of ABS	Other CDO	Total	Current Subordination Range Below MBIA(2)	Original Subordination Range Below MBIA(2)	Net Derivative Asset/(Liability) ($ in thousands) (3)
CDOs of High-Grade U.S. ABS
2004	1,508	31%	31%	8%	2%	0%	12%	11%	5%	100%	12.2-13.8%	12.5-13.0%	(242,665)
2005	648	45%	36%	1%	1%	0%	5%	4%	7%	100%	15.9%	20.0%	(86,317)
2006(4)	3,326	57%	30%	1%	8%	0%	0%	3%	1%	100%	0.0-5.2%	12.0-14.0%	(627,754)
2007(4)(5)	9,020	50%	27%	0%	10%	0%	5%	1%	6%	100%	0.0-51.7%	13.0-60.0%	(1,134,165)

Sub-total	$14,502												$(2,090,901)

CDOs of Mezzanine U.S. ABS
2000	29	0%	0%	14%	80%	6%	0%	0%	0%	100%	34.1%	21.4%	—
2002	753	33%	9%	15%	22%	8%	4%	6%	3%	100%	3.6-55.6%	13.8-40.0%	(16,894)
2003	783	33%	22%	16%	22%	2%	2%	1%	3%	100%	0-72.8%	21.5-29.8%	(33)
2004	767	26%	38%	5%	25%	0%	2%	1%	4%	100%	12.2-31.4%	16.0-30.5%	(19,145)
2005	362	30%	38%	0%	26%	0%	0%	4%	2%	100%	16.4%	19.5%	(47,050)

Sub-total	$2,694												$(83,122)

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	186	0%	0%	0%	0%	0%	69%	0%	31%	100%	13.0%	5.0%	—
2003	322	0%	0%	0%	0%	0%	65%	0%	35%	100%	15.9-81.2%	20.0%	(26,109)
2004	1,350	1%	0%	2%	0%	0%	76%	17%	4%	100%	11.3%	10.0%	(48,162)
2005	1,425	0%	20%	0%	0%	0%	67%	11%	3%	100%	10.1%	10.0%	(96,096)
2006(4)	1,776	5%	25%	3%	0%	0%	61%	4%	1%	100%	6.1-10.9%	10.0-13.0%	(79,467)
2007(4)	3,244	4%	6%	0%	0%	0%	78%	8%	3%	100%	10.0-15.7%	13.0-15.0%	(190,727)

Sub-total	$8,303												$(440,561)

Total	25,499												(2,614,584)
	981	Multi-Sector CDOs European Mezzanine and Other Collateral (4 CDOs) (5)											(61,063)
	1,264	Multi-Sector CDOs insured in the Secondary Market prior to 2005 (37 CDOs) (5)											—

Grand Total	$27,744												$(2,675,647)

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
(3)

This column represents the net derivative asset/(liability) primarily for CDS deals written in that year. Note that not all insurance contracts are considered derivatives. Please refer to “Note 4: Fair Value of Financial Instruments” and “Note 7: Derivative Instruments” in the Notes to Consolidated Financial Statements for the Company’s accounting treatment of derivatives (including CDS on CDOs).

(4)

As of December 31, 2008, the Company estimated $1.2 billion of total credit impairment on eight deals insured during 2006 and 2007, with a total net par of $7.9 billion. Four transactions insured in 2006 (totaling $3.6 billion) have an impairment of $0.4 billion while four transactions insured in 2007 (totaling $4.3 billion), have an impairment of $0.8 billion.

(5)

The table does not provide collateral level detail on 41 CDOs totaling $2.2 billion of net par. Three deals, with $0.8 billion of net par, contain European Mezzanine ABS assets including 53% RMBS, 23% CDO, 18% CMBS and 6% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.3 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

MBIA’s multi-sector CDOs benefit from two sources of credit enhancement. Firstly, the subordination in the underlying securities collateralizing the MBIA wrapped tranche must be fully eroded; secondly, the subordination below MBIA’s insurance coverage in the CDO transaction must be fully eroded before MBIA’s insured interest is subject to a claim. The original subordination levels and those as of December 31, 2008 are detailed in the above table, and these subordination levels may have declined materially since this date. MBIA’s payment obligations after a default vary by deal and by insurance type; there are three types of policy payment types: (i) where MBIA insures Current Interest and Ultimate Principal; (ii) where MBIA insures Ultimate Principal only; and (iii) where MBIA insures payments upon settlement of individual collateral losses as they occur after the complete erosion of deal deductibles, such payment profiles are referred to as Asset Coverage with a Deductible.

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

($ in millions)	Net Par Outstanding	% Collateral that is Subprime	Vintage of Subprime RMBS				Subprime RMBS - Ratings As of January 8, 2009
Year Insured(1)			2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS
2004	1,508	31%	23%	1%	7%	31%	4%	15%	3%	5%	3%	31%
2005	648	36%	33%	3%	0%	36%	4%	10%	5%	8%	9%	36%
2006(3)	3,326	30%	14%	14%	1%	30%	3%	8%	4%	4%	11%	30%
2007(3)(4)	9,020	27%	3%	17%	7%	27%	1%	4%	4%	3%	15%	27%

Sub-total	$14,502

CDOs of Mezzanine U.S. ABS
2000	29	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2002	753	9%	8%	1%	0%	9%	0%	1%	2%	1%	5%	9%
2003	783	22%	19%	1%	1%	22%	2%	2%	5%	8%	6%	22%
2004	767	38%	26%	2%	10%	38%	1%	5%	10%	8%	14%	38%
2005	362	38%	32%	0%	6%	38%	0%	5%	9%	8%	18%	38%
2007(3)	—	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

Sub-total	$2,694

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	186	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	322	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	1,350	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2005	1,425	20%	17%	2%	1%	20%	2%	8%	4%	2%	4%	20%
2006(3)	1,776	25%	6%	7%	11%	25%	2%	6%	2%	4%	11%	25%
2007(3)	3,244	6%	2%	1%	3%	6%	0%	1%	1%	1%	3%	6%

Sub-total	$8,303

Total	25,499
	981	Multi-Sector CDOs European Mezzanine and Other Collateral (4 CDOs) (4)
	1,264	Multi-Sector CDOs insured in the Secondary Market prior to 2005 (37 CDOs) (4)

Grand Total	$27,744

All figures represent MBIA’s insured net par outstanding as of December 31, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of January 8, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

As of December 31, 2008, the Company estimated $1.2 billion of total credit impairment on eight deals insured during 2006 and 2007, with a total net par of $7.9 billion. Four transactions insured in 2006 (totaling $3.6 billion) have an impairment of $0.4 billion while four transactions insured in 2007 (totaling $4.3 billion), have an impairment of $0.8 billion.

(4)

The table does not provide collateral level detail on 41 CDOs totaling $2.2 billion of net par. Three deals, with $0.8 billion of net par, contain European Mezzanine ABS assets including 53% RMBS, 23% CDO, 18% CMBS and 6% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.3 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

($ in millions)	Net Par Outstanding	% Collateral that is Non Subprime RMBS	Vintage of Non Subprime RMBS					Non Subprime RMBS - Ratings As of December 31, 2008
Year Insured(1)			2005 and Prior	2006	2007	2008	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS
2004	1,508	31%	26%	2%	3%	0%	31%	8%	12%	3%	3%	5%	31%
2005	648	45%	44%	0%	1%	0%	45%	12%	12%	7%	7%	7%	45%
2006(3)	3,326	57%	24%	29%	2%	2%	57%	13%	11%	7%	5%	20%	57%
2007(3)(4)	9,020	50%	6%	33%	11%	0%	50%	10%	6%	5%	6%	23%	50%

Sub-total	$14,502

CDOs of Mezzanine U.S. ABS
2000	29	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2002	753	33%	31%	1%	0%	0%	33%	3%	3%	5%	10%	12%	33%
2003	783	33%	31%	2%	0%	0%	33%	5%	5%	6%	8%	10%	33%
2004	767	26%	19%	2%	4%	0%	26%	1%	3%	5%	7%	10%	26%
2005	362	30%	24%	3%	2%	0%	30%	2%	8%	2%	3%	15%	30%
2007(3)	—	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

Sub-total	$2,694

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	186	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	322	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	1,350	1%	1%	0%	0%	0%	1%	1%	0%	0%	0%	0%	1%
2005	1,425	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2006(3)	1,776	5%	3%	2%	1%	0%	5%	0%	2%	1%	0%	3%	5%
2007(3)	3,244	4%	1%	2%	1%	0%	4%	0%	1%	1%	0%	3%	4%

Sub-total	$8,303

Total	25,499
	981	Multi-Sector CDOs European Mezzanine and Other Collateral (4 CDOs) (4)
	1,264	Multi-Sector CDOs insured in the Secondary Market prior to 2005 (37 CDOs) (4)

Grand Total	$27,744

All figures represent MBIA’s insured net par outstanding as of December 31, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of January 8, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

As of December 31, 2008, the Company estimated $1.2 billion of total credit impairment on eight deals insured during 2006 and 2007, with a total net par of $7.9 billion. Four transactions insured in 2006 (totaling $3.6 billion) have an impairment of $0.4 billion while four transactions insured in 2007 (totaling $4.3 billion), have an impairment of $0.8 billion.

(4)

The table does not provide collateral level detail on 41 CDOs totaling $2.2 billion of net par. Three deals, with $0.8 billion of net par, contain European Mezzanine ABS assets including 53% RMBS, 23% CDO, 18% CMBS and 6% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.3 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing CDOs of ABS

($ in millions)	Net Par Outstanding	% Collateral that is CDO of ABS	Vintage of CDO of ABS				CDO of ABS - Ratings As of December 31, 2008
Year Insured(1)			2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS
2004	1,508	11%	10%	0%	0%	11%	1%	1%	0%	2%	5%	11%
2005	648	4%	3%	1%	0%	4%	0%	0%	1%	0%	4%	4%
2006(3)	3,326	3%	1%	2%	0%	3%	0%	0%	0%	0%	2%	3%
2007(3)(4)	9,020	1%	0%	1%	0%	1%	0%	0%	0%	0%	1%	1%

Sub-total	$14,502

CDOs of Mezzanine U.S. ABS
2000	29	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2002	753	6%	4%	2%	0%	6%	0%	0%	0%	1%	5%	6%
2003	783	1%	1%	0%	0%	1%	0%	0%	0%	0%	0%	1%
2004	767	1%	1%	0%	0%	1%	0%	0%	0%	0%	1%	1%
2005	362	4%	4%	0%	0%	4%	0%	0%	1%	1%	1%	4%
2007(3)	—	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

Sub-total	$2,694

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	186	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	322	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	1,350	17%	17%	0%	0%	17%	3%	3%	2%	2%	8%	17%
2005	1,425	11%	5%	5%	0%	11%	2%	0%	0%	0%	8%	11%
2006(3)	1,776	4%	2%	2%	0%	4%	0%	0%	0%	0%	4%	4%
2007(3)	3,244	8%	0%	0%	8%	8%	0%	0%	0%	0%	8%	8%

Sub-total	$8,303

Total	25,499
	981	Multi-Sector CDOs European Mezzanine and Other Collateral (4 CDOs)(4)
	1,264	Multi-Sector CDOs insured in the Secondary Market prior to 2005 (37 CDOs)(4)

Grand Total	$27,744

All figures represent MBIA’s insured net par outstanding as of December 31, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of January 8, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

As of December 31, 2008, the Company estimated $1.2 billion of total credit impairment on eight deals insured during 2006 and 2007, with a total net par of $7.9 billion. Four transactions insured in 2006 (totaling $3.6 billion) have an impairment of $0.4 billion while four transactions insured in 2007 (totaling $4.3 billion), have an impairment of $0.8 billion.

(4)

The table does not provide collateral level detail on 41 CDOs totaling $2.2 billion of net par. Three deals, with $0.8 billion of net par, contain European Mezzanine ABS assets including 53% RMBS, 23% CDO, 18% CMBS and 6% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.3 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

Since mid-2007, the multi-sector CDO portfolio has experienced stress related to the U.S. subprime mortgage crisis. Impairment estimates were increased for the three CDOs for which the Company estimated impairment during the fourth quarter of 2007; in addition, impairments were estimated for an additional six CDOs during the first quarter of 2008 due to the further degradation of underlying RMBS and CDO of ABS collateral. During the second quarter of 2008, impairments were further increased to reflect three months of accretion or in other words, the effects of the shortening of the discount period by three months. During the third quarter of 2008, an impairment on one additional CDO was established. During the fourth quarter of 2008, MBIA increased the impairments further and added four transactions to the list of impaired deals. As of December 31, 2008, MBIA estimated credit impairment in connection with twelve multi-sector CDO transactions aggregating to $1.2 billion for which MBIA expects to incur actual claims in the future. In the event of further deteriorating performance of the

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

collateral referenced or held in the multi-sector CDO transactions, the amount of credit impairments could increase materially.

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

As of December 31, 2008, the majority of insurance protection provided by MBIA for its Investment Grade Corporate CDO exposure attached at a super senior level. Although several of the Company’s insured Investment Grade Corporate CDOs referenced obligors recently defaulted none experienced any material credit deterioration. The Company’s net par exposure to Investment Grade Corporate CDOs represents 32% of the Company’s CDO exposure and approximately 5% of the Company’s total net par insured. The Company’s Investment Grade Corporate CDO exposure references pools of predominantly investment grade corporate credits; some of these pools may also include limited exposure to other asset classes, including structured finance securities (including RMBS and CDO collateral). Most of MBIA’s Investment Grade Corporate CDO policies guarantee coverage of losses on collateral assets once subordination in the form of a deductible has been eroded, and are generally highly customized structures.

In addition, $14.0 billion net par of MBIA’s insured Investment Grade Corporate CDOs are typically structured to include buckets (30%-35% allocations) of references to specific tranches of other Investment Grade Corporate CDOs (monotranches). In such transactions, MBIA’s insured Investment Grade Corporate CDOs includes, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The reference monotranches in such CDOs are typically rated double-A and each reference monotranche will typically be sized to approximately 3% of the overall reference risk pool. Deals with buckets for monotranche exposure are managed transactions. The inner referenced monotranches are themselves managed exposures (managed by the same manager as the MBIA-insured investment grade corporate CDO). The inner referenced monotranches are not subject to acceleration and do not give control rights to a senior investor.

Of the Company’s $39.4 billion net par Investment Grade CDO portfolio at December 31, 2008, the collateral composition, underlying credit ratings of the collateral that support the Subprime RMBS, Non-subprime RMBS, and CDOs of ABS exposures along with their vintage are presented in the following tables. The collateral level detail for each year insured was calculated using a weighted average of the total collateral for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over collateralization and subordination) and reinsurance.

Investment Grade Corporate CDO Portfolio: Collateral Composition, Subordination, and Net Derivative Asset/Liability

($ in millions)	Net Par Outstanding	Collateral as % of Performing Pool Balance as of December 31, 2008
Year Insured(1)		Corp(5)	ABS	Subprime RMBS	Other RMBS	CDO(2)	Other	Total	Current Subordination Range Below MBIA(3)	Original Subordination Range Below MBIA(3)	Net Derivative Asset/ (Liability) ($ in thousands)(4)
2003 and Prior	5,610	100%	0%	0%	0%	0%	0%	100%	10.2-22.0%	11.0-22.0%	(45,584)
2004(5)	5,589	90%	0%	4%	2%	2%	0%	100%	10.3-15.0%	10.0-15.0%	(275,279)
2005(5)	7,788	95%	0%	1%	3%	0%	0%	100%	12.4-25.0%	12.5-25.0%	(328,575)
2006(5)	6,295	92%	0%	4%	3%	0%	0%	100%	14.4-25.0%	16.0-40.0%	(334,519)
2007(5)	13,639	96%	0%	1%	2%	0%	0%	100%	14.1-35.0%	15.0-35.0%	(479,145)

Sub-total	$38,921										$(1,463,102)

	462	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (15 CDOs)(6)									(4,108)

Grand Total	$39,383										$(1,467,210)

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
(3)

The range represents the minimum and maximum subordination for deals written in that year. The impact of all credit events delivered and settled as of January 31, 2009 have been reflected in the current subordination levels.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(4)

This column represents the net derivative asset/(liability) primarily for CDS deals written in that year. Note that not all insurance contracts are considered derivatives. Please refer to “Note 4: Fair Value of Financial Instruments” and “Note 7: Derivative Instruments” in the Notes to Consolidated Financial Statements for the Company’s accounting treatment of derivatives (including CDS on CDOs).

(5)

Years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. In such transactions, MBIA’s insured Investment Grade Corporate CDOs include, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of assets or obligors with a specific attachment and a specific detachment point. The reference monotranches in such CDOs are typically rated double-A and each reference monotranche will typically be sized to approximately 3% of the overall reference risk pool. Deals with buckets for monotranche exposure are managed transactions. The inner referenced monotranches are themselves managed exposures (managed by the same manager as the MBIA-insured Investment Grade Corporate CDO). The inner referenced monotranches are not subject to acceleration and do not give control rights to a senior investor. These transactions also may contain RMBS securities within limits ranging from 0% to 20% with one exception at 33%.

(6)

The table does not provide collateral level detail on 15 Investment Grade CDOs totaling $0.5 billion of net par. These deals were insured prior to 2003. In addition, all 15 deals were rated triple-A at the time MBIA wrote insurance on them.

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

($ in millions)	Net Par Outstanding	% Collateral that is Subprime	Vintage of Subprime RMBS				Subprime RMBS - Ratings As of December 31, 2008
Year Insured(1)			2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	5,610	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,589	4%	3%	1%	0%	4%	0%	1%	1%	1%	2%	4%
2005(3)	7,788	1%	0%	0%	0%	1%	0%	0%	0%	0%	1%	1%
2006(3)	6,295	4%	1%	3%	0%	4%	0%	0%	0%	0%	4%	4%
2007(3)	13,639	1%	0%	1%	0%	1%	0%	0%	0%	0%	1%	1%

Sub-total	$38,921

	462	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (15 CDOs)(4)

Grand Total	$39,383

All figures represent MBIA’s insured net par outstanding as of December 31, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of January 8, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

These years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. Collateral contained in referenced Monotranche obligations are classified as Corporate Exposure as they are 100% corporate references.

(4)

The table does not provide collateral level detail on 15 Investment Grade CDOs totaling $0.5 billion of net par. These deals were insured prior to 2003. In addition, all 15 deals were rated triple-A at the time MBIA wrote insurance on them.

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

($ in millions)	Net Par Outstanding	% Collateral that is Non Subprime	Vintage of Non Subprime RMBS				Non Subprime RMBS - Ratings As of December 31, 2008
Year Insured(1)			2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	5,610	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,589	2%	1%	1%	0%	2%	0%	0%	0%	0%	1%	2%
2005(3)	7,788	3%	1%	2%	0%	3%	0%	0%	0%	0%	2%	3%
2006(3)	6,295	3%	0%	2%	0%	3%	0%	0%	0%	0%	3%	3%
2007(3)	13,639	2%	0%	1%	1%	2%	0%	0%	0%	0%	1%	2%

Sub-total	$38,921

	462	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (15 CDOs)(4)

Grand Total	$39,383

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

All figures represent MBIA’s insured net par outstanding as of December 31, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of January 8, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

The years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. Collateral contained in referenced Monotranche obligations are classified as Corporate Exposure as they are 100% corporate references.

(4)

The table does not provide collateral level detail on 15 Investment Grade CDOs totaling $0.5 billion of net par. These deals were insured prior to 2003. In addition, all 15 deals were rated triple-A at the time MBIA wrote insurance on them.

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing CDOs of ABS

($ in millions)			Vintage of CDO of ABS				CDO of ABS - Ratings As of December 31, 2008
Year Insured(1)	Net Par Outstanding	% Collateral that is CDO of ABS	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	5,610	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,589	2%	2%	0%	0%	2%	0%	0%	0%	0%	1%	2%
2005(3)	7,788	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2006(3)	6,295	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2007(3)	13,639	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

Sub-total	$38,921

	462	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (15 CDOs)(4)

Grand Total	$39,383

All figures represent MBIA’s insured net par outstanding as of December 31, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of January 8, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.
(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.
(3)

These years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. Collateral contained in referenced Monotranche obligations are classified as Corporate Exposure as they are 100% corporate references.

(4)

The table does not provide collateral level detail on 15 Investment Grade CDOs totaling $0.5 billion of net par. These deals were insured prior to 2003. In addition, all 15 deals were rated triple-A at the time MBIA wrote insurance on them.

High Yield Corporate CDOs

The High Yield Corporate CDO portfolio totaling $12.9 billion is largely comprised of middle-market/special-opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). The Company’s net par exposure to High Yield Corporate CDOs represents 10% of the Company’s CDO exposure and approximately 2% of the Company’s total net par insured as of December 31, 2008. The Company did not experience any material credit deterioration to this portfolio during the nine months ended December 31, 2008. The High Yield Corporate CDO portfolio did not contain any Subprime RMBS, Non-subprime RMBS, and CDOs of ABS exposures.

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

High Yield Corporate CDOs: Collateral Composition, Subordination, and Net Derivative Asset/Liability

($ in millions)	Net Par Outstanding	Collateral as % of Performing Pool Balance as of December 31, 2008
Year Insured(1)		Corp	Current Subordination Range Below MBIA(2)		Original Subordination Range Below MBIA(2)	Net Derivative Asset/ (Liability) ($ in thousands)(3)
1996	—	100%	0.0%	(4)	12.1%	—
1997	50	100%	0.0%	(4)	12.1%	—
1998	0	100%	92.7%		28.4-34.2%	—
1999	30	100%	7.1-93.6%		22.3-29.4%	—
2002	220	100%	16.4%		19.4%	—
2003	1,049	100%	18.3-58.3%		24.2-40.0%	—
2004	3,062	100%	26.4-33.3%		22.0-33.3%	—
2005	1,343	100%	18.0-47.8%		21.8-34.0%	(2,838)
2006	4,278	100%	10.0-48.6%		10.0-49.0%	(12,900)
2007	2,192	100%	30.5-44.2%		31.0-42.0%	(14,055)

Sub-total	$12,224					$(29,793)

	652	High Yield Corporate CDOs insured in the Secondary Market prior to 2004 (31 CDOs)(5)				(1,572)

Grand Total	$12,876					$(31,365)

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
(3)

This column represents the net derivative asset / (liability) primarily for CDS deals written in that year. Note that not all insurance contracts are considered derivatives. Please refer to “Note 4: Fair Value of Financial Instruments” and “Note 7: Derivative Instruments” in the Notes to Consolidated Financial Statements for the Company’s accounting treatment of derivatives (including CDS on CDOs).

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

Structured CMBS Pools and CRE CDOs

The Structured CMBS Pools and CRE CDO portfolio is a diversified global portfolio of highly-rated structured transactions primarily supported by collateral from the commercial real estate sector. The Company did not experience any material credit deterioration to this portfolio during the quarter ended December 31, 2008. This portfolio can be sub-divided into two distinct pools: Structured CMBS pools and CRE CDOs.

The Company’s exposure to Structured CMBS Pools totaling $35.2 billion represents 28% of the Company’s CDO exposure and approximately 4% of the Company’s total net par insured as of December 31, 2008. These transactions are pools of CMBS, Real Estate Investment Trust (“REIT”) debt and CRE CDOs that are structured with a first loss deductible sized to a triple-A (or a multiple of triple-A) level of credit protection before consideration is given to the wrap provided by the Company. The credit protection sizing is a function of the underlying collateral ratings and the structural attributes. MBIA’s guarantee for most structured CMBS pool transactions covers losses on collateral assets once a deductible has been eroded. The securities in the pool are either cash assets or (more typically) securities referenced synthetically. Each pool consists primarily of CMBS securities drawn from a range of different CMBS securitizations, which in turn are backed by a diverse pool of loans secured by commercial real estate properties. The Company’s Structured CMBS Pools are static, meaning that the collateral pool of securitizations cannot be changed.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company’s CRE CDO exposure comprised approximately 8% or $9.7 billion of the Company’s CDO exposure and 1% of the Company’s total insured net par as of December 31, 2008. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. The structures benefit from typical CDO structural protections such as cash diversion triggers, collateral quality tests and manager replacement provisions. MBIA guarantees timely interest and ultimate principal on these CDOs. As with the Company’s other CDOs, these transactions are generally structured with triple-A, or a multiple of triple-A credit support protection below the Company’s guarantee.

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

Structured CMBS Pools and CRE CDOs: Collateral Composition, Subordination, and Net Derivative Asset/Liability

($ in millions)		Collateral as % of Performing Pool Balance as of December 31, 2008
Year Insured(1)	Net Par Outstanding	Cusip CMBS	Whole Loans	REIT Debt	CRE CDO	Subprime RMBS	Other RMBS	ABS	Other	Total	Current Subordination Range Below MBIA(2)	Original Subordination Range Below MBIA(2)	Net Derivative Asset/ (Liability) ($ in thousands)(3)
CRE CDOs
2004	413	65%	1%	18%	0%	14%	3%	0%	0%	100%	21.6-23.6%	22.0-22.4%	—
2005	1,389	57%	1%	9%	7%	18%	3%	5%	0%	100%	17.7-32.0%	18.0-36.0%	(63,055)
2006	3,424	36%	51%	5%	7%	1%	0%	0%	0%	100%	20.1-60.5%	24.0-55.0%	(21,081)
2007	4,472	57%	28%	6%	6%	1%	2%	0%	0%	100%	16.8-51.7%	20.0-60.0%	(89,117)

Sub-total	$9,698												$(173,253)

Structured CMBS Pools
2003	159	62%	0%	37%	1%	0%	0%	0%	0%	100%	32.8%	32.2%	—
2005	2,200	100%	0%	0%	0%	0%	0%	0%	0%	100%	8.0%	8.0%	(15,982)
2006	7,169	89%	0%	0%	11%	0%	0%	0%	0%	100%	10.0-70.0%	10.0-70.0%	(96,194)
2007	25,332	97%	0%	0%	3%	0%	0%	0%	0%	100%	5.0-82.1%	5.0-82.3%	(433,880)

Sub-total	$34,860												$(546,056)

Total	44,558												(719,309)
	310	Structured CMBS Pools insured in the Secondary Market prior to 2005 (8 pools)(4)											—

Grand total	$44,868												$(719,309)

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
(3)

This column represents the net derivative asset/(liability) primarily for CDS deals written in that year. Note that not all insurance contracts are considered derivatives. Please refer to “Note 4: Fair Value of Financial Instruments” and “Note 7: Derivative Instruments” in the Notes to Consolidated Financial Statements for the Company’s accounting treatment of derivatives (including CDS on CDOs).

(4)

The table does not provide collateral level detail on eight Structured CMBS pools totaling $0.3 billion of net par executed in the secondary market. These deals were insured prior to 2005. In addition, all eight deals were rated triple-A at the time MBIA wrote insurance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company’s $44.9 billion net par Structured CMBS Pools and CRE CDO portfolio at December 31, 2008 did not contain any CDOs of ABS exposures, and the Structured CMBS Pools did not contain any Subprime and Non-subprime RMBS exposures. The underlying credit ratings of the collateral that support the Subprime RMBS, Non-subprime RMBS exposures along with their vintage are presented for the CRE CDO portfolio in the following tables.

CRE CDOs: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

($ in millions)			Vintage of Subprime RMBS				Subprime RMBS - Ratings As of December 31, 2008
Year Insured(1)	Net Par Outstanding	% Collateral that is Subprime	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CRE CDOs
2004	413	14%	13%	0%	0%	14%	1%	0%	6%	4%	3%	14%
2005	1,389	18%	11%	4%	3%	18%	1%	0%	2%	10%	5%	18%
2006	3,424	1%	0%	0%	0%	1%	0%	1%	0%	0%	0%	1%
2007	4,472	1%	0%	0%	0%	1%	0%	0%	0%	0%	0%	1%

Sub-total	$9,698

	34,860	Structured CMBS Pools

Total	$44,558

	310	Structured CMBS Pools insured in the Secondary Market prior to 2005(8 pools)(3)

Grand total	$44,868

All figures represent MBIA’s insured net par outstanding as of December 31, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of January 8, 2009. The totals may not sum due to rounding.

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

CRE CDOs: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

($ in millions)			Vintage of Non Subprime RMBS				Non Subprime RMBS - Ratings As of December 31, 2008
Year Insured(1)	Net Par Outstanding	% Collateral that is Non Subprime	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CRE CDOs
2004	413	3%	1%	1%	1%	3%	1%	0%	0%	2%	0%	3%
2005	1,389	3%	1%	2%	0%	3%	0%	0%	0%	3%	0%	3%
2006	3,424	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2007	4,472	2%	1%	0%	0%	2%	1%	0%	0%	1%	0%	2%

Sub-total	$9,698

	34,860	Structured CMBS Pools

Total	$44,558

	310	Structured CMBS Pools insured in the Secondary Market prior to 2005 (8 pools)(3)

Grand total	$44,868

All figures represent MBIA’s insured net par outstanding as of December 31, 2008. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of January 8, 2009. The totals may not sum due to rounding.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of December 31, 2008, the Company’s CMBS and CRE CDO portfolios remain protected against loss during the current economic stress due to the diversified nature of the transactions, deal level credit enhancement and low near-term refinancing risk. Our static pooled portfolio comprises over 56,000 loans and is well diversified geographically and by property type in keeping with the industry as a whole. The current weighted average debt service coverage ratio of underlying mortgages in the CMBS pools is 1.58, with a weighted average loan-to-value of 67.7%. The current weighted average maturity of the underlying mortgages is between 6 to 7 years, with over 95% of the collateral in the form of fixed-rate loans. These factors, combined with MBIA deal attachment points ranging from 5% to 80% depending upon collateral composition provide substantial protection against losses. Additionally, underlying bond collateral loss coverage in our pools generally ranging from 2% to 30% provides further protection against losses.

Delinquencies of underlying commercial mortgages continue to rise, albeit from historically low levels. As of December 31, 2008, 30-day and over delinquencies topped 1% in the CMBS market (1.2%) and in MBIA’s insured portfolio (1.1%). MBIA believes delinquencies will continue to increase over the next 12 to 18 months. Retail bankruptcies will continue to impact loans secured by shopping centers and malls well into 2009, and the deterioration of a large number of financial firms may lead to an office market contraction.

The transactions insured by MBIA are subject to ratings downgrade risk in the event that general economic performance continues to decline. In the event that the portfolio is downgraded, the capital requirements for the portfolio could increase materially and impact the Company’s ratings at that time. In light of the current economic environment, we believe the risk of a severe and prolonged recession has increased. In such an event, the performance of the underlying commercial mortgages in the portfolio may be materially adversely affected. In the event that loan level losses exceed the credit enhancement in our pools, the Company could incur material losses. Based on our analysis of the portfolio’s projected performance in current or stressed environments, we have not recognized any impairments on these transactions.

Investment Management Services Operations

The Company’s investment management services operations provide an array of products and services to the public, not-for-profit, corporate and financial services sectors. Such products and services are provided primarily by MBIA Inc. and certain of its wholly owned subsidiaries and include cash management, discretionary asset management and structured products and investment agreement, MTN and commercial paper programs related to funding assets for third-party clients and for investment purposes. The investment management services operations consist of three operating segments: asset/liability products, which include investment agreements and MTNs not related to the conduit segment; advisory services, which consist of third-party and related-party fee-based asset management; and conduits.

The following table summarizes the results and assets under management of our investment management services operations over the last three years. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

Beginning with the first quarter of 2008, net interest income and expense and net realized gains and losses related to non-hedging derivative instruments are no longer reported within “Net investment income,” “Interest expense,” and “Net realized gains (losses),” respectively, but are instead reported within “Net gains (losses) on financial instruments at fair value and foreign exchange.” These reclassifications were made in order to report derivative results consistent with presentations commonly used throughout the financial services industry. Prior periods have been adjusted to conform to the current presentation, which had no effect on pre-tax income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

				Percent Change
In millions	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net investment income	$931	$1,599	$1,193	(42)%	34%
Fees and reimbursements	47	48	44	(2)%	9%
Net realized gains (losses)	(1,719)	3	7	n/m	(57)%
Net gains (losses) on financial instruments at fair value and foreign exchange	55	179	(11)	(69)%	n/m
Net gains on extinguishment of debt	341	—	—	100%	—

Total revenues	(345)	1,829	1,233	(119)%	48%

Interest	929	1,413	1,026	(34)%	38%
Operating	84	106	86	(20)%	22%

Total expenses	1,013	1,519	1,112	(33)%	36%

Pre-tax income	$(1,358)	$310	$121	n/m	158%

Ending assets under management	$43,623	$63,280	$63,527	(31)%	—

n/m—Percentage change not meaningful.

In 2008, investment management services’ revenues were a loss of $345 million compared with revenues of $1.8 billion in 2007. Excluding net realized gains and losses from investment securities and net gains on financial instruments at fair value and foreign exchange, revenues were $1.3 billion compared with revenues of $1.6 billion in 2007. The decrease was due to lower assets under management, particularly in the asset/liability products segment, coupled with reduced interest income from lower yielding short-term assets purchased to increase the liquidity of that segment. Decreases in revenues were offset by net gains from the repurchase of MTNs and terminations of investment agreements within our asset/liability products segment, which totaled $341 million during 2008. Total investment management services’ expenses were $1.0 billion, down 33% compared with 2007. The decrease in expenses were primarily driven by a decline in interest expense from lower MTN and investment agreement balances outstanding, as well as lower operating expenses that vary with asset and liability balances and reversal of compensation-related accruals recorded in prior years.

In 2007, investment management services’ revenues of $1.8 billion increased 48% over 2006. Excluding net realized gains from investment securities and net gains on financial instruments at fair value and foreign exchange, revenues of $1.6 billion increased 33% over 2006. The increase in revenues was attributable to growth in the Company’s asset/liability products segment, primarily due to investment agreement and MTN issuance, and the advisory services segment. Advisory services’ revenues were favorable compared with 2006 as a result of growth in managed assets, particularly in municipal investment pool balances where assets under management increased by $1.6 billion due to new clients, and growth in our Customized Asset Management product. Total investment management services’ expenses in 2007 were $1.5 billion, up 36% compared with 2006. This increase was primarily driven by higher interest expense from the growth in asset/liability products segment activity, which was consistent with the growth in revenues.

Net realized losses from investment securities in the investment management services operations were $1.7 billion in 2008 compared with net realized gains of $3 million in 2007 and net realized gains of $7 million in 2006. In 2008, $774 million of net realized losses were generated from sales of securities in the asset/liability products segment principally to raise cash to fund investment agreement terminations and obtain eligible collateral for posting requirements, which were both caused by the Moody’s downgrades of MBIA Corp.’s insurance financial strength rating. Securities were also sold during 2008 to rebalance the asset portfolio to more closely match remaining future liability cash flows. Additionally, $945 million of net realized losses resulted from write-downs of certain available-for-sale investments to their fair value as a result of management’s determination that these assets were other than temporarily impaired. Of the $945 million of net realized losses from impairments, $553 million was due to issuer credit concerns and $392 million related to specific securities that the Company did not intend to hold to maturity or until fair value recovered to amortized cost. Under accounting rules for available-for-sale investments, the Company is required to reduce the cost basis of assets to their current fair value if the fair value is less than amortized cost and the Company does not expect to receive an amount equal to amortized cost from the issuer or cannot conclude that it intends to hold such assets until their fair value recovers to amortized cost.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

While losses from securities sales and impairments negatively impacted our statement of operations, a substantial portion of the impact to shareholders’ equity was offset by a change in accumulated other comprehensive income (loss), since the investments sold were already reflected at fair value as of December 31, 2007. Below is a reconciliation of net realized losses recorded in 2008 and the impact these losses had on the statement of operations and balance sheet of the Company. Additionally, these losses on investments were offset by a cumulative $427 million in gains on credit derivatives that economically hedged the change in value of a portion of the investments sold. Changes in the value of credit derivatives were recorded in our statement of operations over time.

In millions
Statement of Operations	2008
Net realized losses:
Net losses from securities sales	$774
Impairment losses	945

Total net realized losses	$1,719

Balance Sheet
Accumulated other comprehensive loss:
Reversals of unrealized losses related to securities sales	$398
Reversals of unrealized losses related to impairments	717

Decrease in accumulated other comprehensive loss	$1,115

Net gains on financial instruments at fair value and foreign exchange in the investment management services operations in 2008 were $55 million compared with net gains of $179 million and net losses of $11 million in 2007 and 2006, respectively. The net gains in 2008 were primarily generated from foreign exchange gains on euro denominated positions and gains on hybrid financial instruments, partially offset by swap losses. The net gains in 2007 were primarily generated from gains on total return swaps used to hedge certain bond positions, for which the Company did not receive hedge accounting treatment under SFAS 133, partially offset by unfavorable foreign exchange on the re-measurement of euro denominated liabilities against British pound sterling and losses on certain hybrid financial instruments. The net gains in 2006 were primarily generated from gains on foreign exchange partially offset by losses on derivative instruments.

As of December 31, 2008, ending assets under management were $43.6 billion, $19.7 billion lower compared with assets under management of $63.3 billion as of December 31, 2007. The decrease in assets under management during 2008 was predominantly due to a reduction in outstanding investment agreements and MTNs within the asset/liability product segment from regular amortization, termination of investment agreements due to ratings downgrades, and repurchases of MTNs by the Company. Conduit ending assets included in assets under management as of December 31, 2008 totaled $2.4 billion compared with $4.2 billion as of December 31, 2007. Conduit assets declined due to the maturity and regular amortization of transactions. Advisory services segment balances, which include assets managed for external clients and our insurance and corporate investment portfolios, declined $0.9 billion. Average assets under management decreased 14% to $56.8 billion in 2008 from $66.0 billion in 2007. As of December 31, 2007, ending assets under management of $63.3 billion were slightly lower compared with the 2006 year-end level, however, average assets under management for 2007 of $66.0 billion were 18% higher than 2006.

The following provides a summary of each of the investment management services’ businesses by segment. Refer to “Note 15: Business Segments” in the Notes to Consolidated Financial Statements for a tabular presentation of the results of the investment management services’ segments.

Asset/Liability Products

In 2008, asset/liability products reported a pre-tax loss of $1.4 billion compared with pre-tax income of $294 million in 2007. The pre-tax loss in 2008 resulted from $1.7 billion of net realized losses from investment securities sales and impairments, partially offset by $66 million of net gains on financial instruments recorded at fair value and foreign exchange and $341 million of net gains on MTN repurchases and investment agreement terminations. Excluding realized gains and losses from investment securities, net gains and losses on financial instruments at fair value and foreign exchange and net gains from debt repurchases, the segment’s pre-tax loss in

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2008 was $61 million compared with pre-tax income of $97 million in 2007. This decrease was principally due to a significant decline in net interest income in 2008, which resulted from a decrease in interest on assets as we rebalanced the portfolio into cash and short-term investments to meet current and future liquidity needs. In 2007, asset/liability products’ pre-tax income, excluding realized gains from investment securities and gains on financial instruments at fair value and foreign exchange, totaled $97 million, up 4% over 2006.

As of December 31, 2008, principal and accrued interest outstanding on investment agreement and MTN obligations and securities sold under agreements to repurchase totaled $9.7 billion compared with $26.7 billion at December 31, 2007. In addition, as of December 31, 2008, the segment had a repurchase agreement outstanding with MBIA Corp. for $2.0 billion and cash advanced from the Company’s corporate segment of $600 million. Cash and investments supporting the segment’s liabilities, including intercompany liabilities, had market values plus accrued interest of $9.1 billion and $25.9 billion as of December 31, 2008 and December 31, 2007, respectively. These assets comprise high-quality securities with an average credit quality rating of double-A. The fair values of assets declined over the course of 2008 relative to the carrying value of liabilities due to the widening of credit spreads across the fixed-income market generally and for certain specific asset holdings, while the liabilities are not carried at fair value. Additionally, receivables for securities sold net of payables for securities purchased were $64 million and $96 million as of December 31, 2008 and December 31, 2007, respectively. Refer to the “Liquidity” section included herein for a discussion about the liquidity position of the asset/liability products program.

Advisory Services

In 2008, advisory services reported pre-tax income of $15 million, down 18% from $18 million in 2007. The decrease in 2008 primarily resulted from $8 million in realized losses generated from a $5 million write-down of a receivable and a $3 million write-down of goodwill. In 2007, advisory services’ pre-tax income was down 18% from 2006 due to a decrease in assets under management during 2007.

Average assets under management during 2008 were $34.6 billion, compared with $37.3 billion during 2007. Third-party ending assets under management were $20.3 billion and $22.1 billion at December 31, 2008 and December 31, 2007, respectively. The market values of assets related to the Company’s insurance and corporate investment portfolios managed by the investment management services operations at December 31, 2008 were $11.6 billion, slightly up from the balance at December 31, 2007 of $10.7 billion.

The Company has issued commitments to three pooled investment programs managed or administered by MBIA-MISC and its subsidiary. These commitments cover losses in such programs should the net asset values per share decline below specified per share values. At December 31, 2008, the maximum amount of future payments that the Company would be required to make under these commitments was $4.5 billion. These commitments will be in effect so long as MBIA-MISC and its subsidiary remain as manager or administrator and each program remains in compliance with its respective investment objectives and policies. Although the pools generally hold high-quality short-term investments, given the current credit and liquidity environment, there is an increased risk that the Company will be required to make payments or incur a loss under these guarantees in the event of material redemptions by shareholders of the pools and the need to liquidate investments held in the pools. These guarantees are accounted for as derivatives, and the net unrealized gains on these derivatives for 2008 and 2007 were $9 thousand and $5 thousand, respectively. The Company has, and may in the future, purchase investments at its discretion from the pooled investment programs it manages, whether or not such programs have been guaranteed by the Company.

Conduits

In 2008, conduits reported a pre-tax loss of $6 million compared with a pre-tax loss of $1 million in 2007. Excluding losses on financial instruments at fair value and foreign exchange, Conduits’ pre-tax income was $7 million in 2008 compared with pre-tax income of $14 million in 2007 and $10 million in 2006. The decrease in 2008 and 2007 principally resulted from the maturity and amortization of transactions financed through our conduits. Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits. As such, we have eliminated intercompany transactions with our conduits from our consolidated balance sheet and statement of operations. After the

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

elimination of such intercompany assets and liabilities, conduit investments (including cash) and conduit debt obligations totaled $2.5 billion at December 31, 2008. The effect of the elimination on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments, representing investments in conduit MTNs by other MBIA subsidiaries, with a corresponding reduction of conduit MTNs.

Meridian Funding Company, LLC (“Meridian”) is one of two MBIA-owned and administered conduit financing vehicles. During 2008, $883 million of assets owned by Meridian prepaid. Meridian has invested the proceeds of the prepayment in eligible assets, which will provide adequate maturing proceeds to meet Meridian’s obligations as they come due. Certain of the eligible assets were purchased from MBIA Inc.

Under private placement offerings, Triple-A One Funding Corporation (“Triple-A One”) issued commercial paper to fund the purchase of assets from structured finance clients with maturities of up to 270 days. Assets purchased by Triple-A One are insured by MBIA Corp. Historically, Triple-A One has maintained backstop liquidity facilities for each transaction, covering 100% of the face amount of commercial paper outstanding. These liquidity facilities were designed to allow Triple-A One to repay investors in the event of a market disruption in which Triple-A One would be unable to issue new commercial paper to replace maturing commercial paper. The financial guarantee policies issued by MBIA to insure the assets of Triple-A One cannot be accelerated to repay maturing commercial paper or borrowings under liquidity facilities and only guarantee ultimate payments over time relating to the assets.

During 2008, conditions in the asset-backed commercial paper market deteriorated making it increasingly difficult for Triple-A One to issue new commercial paper at commercially acceptable rates to refund maturing obligations. Accordingly, Triple-A One began drawing down on its liquidity facilities to repay maturing commercial paper. By September 2008, these facilities were drawn in full and Triple-A One ceased issuing commercial paper. All commercial paper holders were repaid in full and balances under liquidity facilities will be repaid as the assets purchased by Triple-A One mature.

NON-CONSOLIDATED CONDUITS AND COLLATERALIZED DEBT OBLIGATIONS The Company provides structured funding to global finance clients through the use of certain MBIA-administered, bankruptcy-remote special purpose vehicles (“SPVs”). The Company has determined that such SPVs fall within the definition of a VIE under FIN 46(R).

During 2006, the Company structured a non-consolidated funding conduit, East-Fleet Finance Limited (“East-Fleet”). A subsidiary of MBIA Asset Management provides fee-based asset management and administrative services, acting under approved management agreements and at the direction of an independent board of directors. The obligations issued by East-Fleet are not guaranteed by the Company, and the Company has no liquidity obligations to East-Fleet.

The objective of East-Fleet is to issue senior commercial paper and invest in term-matched repurchase agreements guaranteed by major banks and broker/dealers rated “A-1/P-1” or better by S&P and Moody’s, respectively, who use the repurchase agreement market to finance assets. As of December 31, 2008, East-Fleet did not have any commercial paper outstanding compared with $1.2 billion as of December 31, 2007. Adverse conditions in the structured finance and asset-backed commercial paper markets beginning in the second half of 2007 reduced demand by clients for financing and increased the cost of East-Fleet’s commercial paper funding, together causing the outstanding balances of repurchase agreements and commercial paper funding to decline to zero. Due to the cash matched funding of assets and liabilities, East-Fleet was not exposed to liquidity risk and was not required to liquidate assets in the market in order to settle its liabilities.

At the inception of East-Fleet’s operations, the Company conducted a consolidation analysis under the provisions of FIN 46(R). The Company has no investment in either the senior or junior notes of East-Fleet. Therefore, the Company’s share of variable interest outcomes was measured solely on the program management fees its asset management subsidiary earns. The Company utilized a stochastic Monte Carlo model to project potential favorable and unfavorable outcomes related to asset credit risk, interest rate risk and expenses. The Company’s share of variability absorbed was measured based on the management fees it would receive under each scenario. Modeled results indicated that the asset manager would not absorb the majority of the variability and, therefore, the Company concluded that while East-Fleet met the definition of a VIE, MBIA was not the primary

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

beneficiary and need not consolidate East-Fleet. Had the Company concluded that consolidation was warranted, the impact to its December 31, 2008 balance sheet would have been immaterial.

A subsidiary of MBIA Asset Management is the program manager for six CDOs totaling $1.5 billion in par amount as of December 31, 2008. These CDOs are managed investment vehicles that purchase a portfolio of diversified assets funded by the issuance of debt and equity, the repayment and return of which are linked to the performance of the assets. The CDOs managed by MBIA consist of a variety of asset classes as underlying collateral, including corporate and asset-backed securities. Principal on three of these CDOs, totaling $986 million, are insured by MBIA Corp. As of December 31, 2008, the Company had invested $14 million in the CDOs it manages.

At the inception of each CDO, or upon the adoption of FIN 46(R) in the case of CDOs issued prior to the adoption of FIN 46(R), the Company conducted consolidation analyses and the Company concluded that while the CDOs met the definition of VIEs, MBIA was not the primary beneficiary and, therefore, need not consolidate them. The Company’s variable interest is represented by the management fee it earns from the CDOs and its investment in the CDOs. The Company believes that there are no possible scenarios under which it would consolidate the VIEs given the Company assessment of its variable interest. Had the Company concluded that consolidation was warranted, the impact to its December 31, 2008 balance sheet would have been an increase in assets of $1.5 billion, and a corresponding increase in liabilities and shareholders’ equity. These increases would not have been expected to result in any impact on the Company’s debt covenants, capital ratios or credit ratings.

Corporate Operations

Our corporate operations primarily consist of holding company activities. The following table summarizes the consolidated results of our corporate operation over the last three years. These results include revenues and expenses from transactions with the Company’s insurance and investment management services operations.

				Percent Change
In millions	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net investment income	$31	$14	$13	119%	6%
Net realized gains (losses)	3	(4)	4	n/m	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	1	—	n/m	n/m
Net gains on extinguishment of debt	30	—	—	n/m	n/m
Insurance recoveries	—	6	—	n/m	n/m

Total revenues	61	17	17	265%	(5)%

Operating	31	29	18	9%	55%
Interest	75	81	81	(7)%	—

Total expenses	106	110	99	(3)%	10%

Pre-tax income (loss)	$(45)	$(93)	$(82)	(51)%	14%

n/m—Percentage change not meaningful.

In 2008, net investment income in our corporate operations increased 119% to $31 million from $14 million in 2007. The increase was primarily due to growth in invested assets driven by $1.1 billion of proceeds from our public offering of MBIA Inc. common stock in February 2008. The impact of the growth in invested assets was partially offset by lower yields on our investments as we have primarily invested in short-term liquid securities. In 2007, net investment income in our corporate operations increased 6% to $14 million from $13 million in 2006. The increase in 2007 was primarily due to higher invested assets driven by dividends paid by MBIA Corp. to MBIA Inc. and higher investment yields, partially offset by losses from several of the Company’s alternative investments.

Net realized gains from investment securities in our corporate operations were $3 million in 2008 compared with net realized losses of $4 million in 2007 and net realized gains of $4 million in 2006. Net realized gains and losses are typically generated from the ongoing management of our investment portfolio. However, the Company realized $10 million of impairment losses on a subprime mortgage-oriented investment in 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During 2008, we repurchased $127 million par value of outstanding corporate debt at a discount to carrying value and recognized net gains of $30 million, net of costs associated with the debt.

In 2007, the corporate operations recorded insurance recoveries of $6.4 million, which represented recoveries received on the Company’s directors’ and officers’ insurance policy. These insurance recoveries reimbursed the Company for a portion of the expenses incurred by the Company in connection with regulatory investigations and related private securities and derivative litigations. No additional recoveries were received in 2008. However, we are pursuing additional recoveries under our directors’ and officers’ insurance policy and have filed a lawsuit against two of our insurance carriers seeking additional recoveries.

Corporate operating expenses were $31 million, $29 million and $18 million for the years ended December 31, 2008, 2007 and 2006, respectively. In 2008, corporate operating expenses increased compared with 2007 as a result of legal costs associated with corporate litigation and costs associated with warrants issued to Warburg Pincus. The increase in corporate operating expenses in 2007 compared with 2006 was primarily due to an increase in costs allocated from the insurance operations.

Interest expense in our corporate operations was $75 million, $81 million and $81 million for the years ended December 31, 2008, 2007 and 2006, respectively. Interest expense is primarily generated from debt issued by MBIA Inc. for corporate purposes. The decrease in interest expense in 2008 compared with 2007 resulted from the repurchase of debt during 2008.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year-to-date December 31
In millions	2008		2007		2006
Pre-tax income (loss) from continuing operations	$(3,727)		$(3,066)		$1,133
Provision (benefit) for income taxes	$(1,055)	28.3%	$(1,144)	37.3%	$320	28.2%

For the years ended December 31, 2008 and 2007, the effective tax rates reflect a tax benefit at a rate of 28.3% and 37.3%, respectively, and for the year ended December 31, 2006, the effective tax rate reflects tax expense of 28.2%. For the year ended December 31, 2008, the effective tax rate was lower than the statutory rate of 35% primarily due to the establishment of a valuation allowance of $351 million against the deferred tax asset attributable to other than temporary impairments and capital loss carryforwards, which offset the benefit of tax-exempt income. For the year ended December 31, 2007, the effective tax rate was slightly higher than the statutory rate of 35% primarily due to the benefit of tax-exempt income. For the year ended December 31, 2006, the effective tax rate was lower than the statutory rate of 35% primarily due to the benefit of tax-exempt income. In general, tax-exempt income lowers our effective tax rate in years in which we report pre-tax income and increases our effective tax rate in years in which we report pre-tax losses.

Deferred Tax Asset, Net of Valuation Allowance

The Company is required to establish a valuation allowance against its deferred tax asset when it is more likely than not that all or a portion of the deferred tax asset will not be realized. All evidence, both positive and negative, needs to be identified and considered in making the determination. Future realization of the existing deferred tax asset ultimately depends on the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under the tax law. As of December 31, 2008, the Company reported a net deferred tax asset of $2.4 billion primarily related to unrealized losses recorded on the Company’s derivative and investment portfolios. Included in the net deferred tax asset of $2.4 billion is the valuation allowance of $351 million. Refer to “Note 14: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion about our deferred tax asset and valuation allowance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ownership Change under Section 382 of the Internal Revenue Code

Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses, as defined under that Section, upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years).

As of December 31, 2008, the Company has not experienced an ownership change under Section 382. However, had one occurred as of December 31, 2008, the ownership change, in itself, would not have had a material impact on the Company’s financial position or results of operations. The Company has already established a full valuation allowance against its capital loss carryforwards and the Company has the ability and intent to hold securities with a built-in loss as of December 31, 2008 to maturity or until such time as the value recovers as not to trigger a built-in loss. Additionally, the Company expects to have sufficient income to utilize its alternative minimum tax credit, which may be carried forward indefinitely. The Company had no NOL carryforwards as of December 31, 2008.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources. Capital resources are defined by the Company as total shareholders’ equity and long-term debt issued for general purposes. As of December 31, 2008, total shareholders’ equity was $994 million and total long-term debt was $2.4 billion. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital (shareholders’ equity plus long-term debt). The following table presents the Company’s long-term debt and the ratio used to measure it:

	2008	2007	2006
Long-term debt (in millions)	$2,396	$1,225	$1,215
Long-term debt to total capital	71%	25%	14%

Long-term debt includes debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp. and bank loans under liquidity facilities. The increase in the long-term debt to capital ratio reflects the issuance of surplus notes, net of repurchases, and liquidity facility draw downs in 2008, as well as a substantial reduction in our total shareholders’ equity. Significant losses recorded in our investment portfolios and insurance exposure have offset growth in shareholders’ equity from the issuance of common stock during 2008.

Capital Strengthening

Market deterioration in the RMBS and CDO sectors resulted in the major rating agencies reassessing the capital adequacy ratios of financial guarantors to reflect deterioration in the expected performance of transactions within the financial guarantors’ insured portfolios. During 2008, MBIA Corp.’s financial strength ratings were downgraded by the major credit rating agencies. The rating agencies attributed their downgrades to factors that included a diminished outlook for new business generation, reduced financial flexibility, vulnerability to further stress in the residential mortgage sector, and declines in share price and CDS spreads. Also during 2008, we continued a comprehensive capital strengthening plan with near-term objectives that included deleveraging our balance sheet and maximizing our liquidity position to maintain appropriate claims-paying resources. Each of the components of our capital strengthening are discussed below.

Warburg Pincus Agreement / Common Stock Offering

On December 10, 2007, the Company announced that it had entered into an agreement, subsequently amended on February 6, 2008, with Warburg Pincus (the “Warburg Pincus Agreement”), a private equity firm, which committed to invest up to $1.25 billion in the Company through a direct purchase of MBIA Inc. common stock and a backstop for a common stock offering.

Warburg Pincus made an initial investment of $500 million in MBIA through the acquisition of 16.1 million shares of MBIA Inc. common stock at a price of $31.00 per share, which was completed on January 30, 2008. In

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

connection with its initial investment, Warburg Pincus received warrants to purchase 8.7 million shares of MBIA Inc. common stock at a price of $40 per share and “B” warrants, which, upon obtaining certain approvals, became exercisable to purchase 7.4 million shares of MBIA Inc. common stock at a price of $40 per share. The term of the warrants is seven years. In addition, the securities purchased by Warburg Pincus are subject to significant transfer restrictions for a minimum of one year and up to three years. The Company’s senior management team originally committed to invest a total of $2 million in MBIA Inc.’s common stock at the same price as Warburg Pincus, which commitment was later adjusted downward. Since that time, the current senior management team has satisfied their purchase commitment. The majority of the net proceeds received from Warburg Pincus’ initial investment were contributed to the surplus of MBIA Corp. to support its business plan.

On February 6, 2008, the Company and Warburg Pincus amended the Warburg Pincus Agreement to provide that Warburg Pincus would backstop a MBIA Inc. common stock offering by agreeing to purchase up to $750 million of convertible participating preferred stock. Warburg Pincus was also granted the option to purchase up to $300 million of preferred stock prior to the closing of a common stock offering or February 15, 2008. Finally, Warburg Pincus was granted “B2” warrants which, upon obtaining certain approvals, became exercisable to purchase between 4 million and 8 million shares of MBIA Inc. common stock, whether or not the common stock offering was completed.

On February 13, 2008, the Company completed a public offering of 94.65 million shares of MBIA Inc. common stock at $12.15 per share. Warburg Pincus informed the Company that it purchased $300 million in common stock as part of the offering. The Company did not use the $750 million Warburg Pincus backstop. In addition, Warburg Pincus did not exercise its right to purchase up to $300 million in preferred stock. Pursuant to the amended Warburg Pincus Agreement, Warburg Pincus was granted 4 million of “B2” warrants at a price of $16.20 per share. In addition, under anti-dilution provisions in the Warburg Pincus Agreement, the terms of the warrants issued to Warburg Pincus on January 30, 2008 were amended, which resulted in (a) the 8.7 million of warrants exercisable at $40 per share being revised to 11.5 million warrants exercisable at $30.25 per share and (b) the 7.4 million of “B” warrants exercisable at $40 per share being revised to 9.8 million “B” warrants exercisable at $30.25 per share.

Surplus Notes

On January 16, 2008, MBIA Corp. issued surplus notes due January 15, 2033. The surplus notes have an initial interest rate of 14% until January 15, 2013 and thereafter at an interest rate of three-month LIBOR plus 11.26%. The surplus notes are callable at par at MBIA Corp.’s option on the fifth anniversary of the date of issuance and every fifth anniversary thereafter, subject to prior approval by the Superintendent of the NYSID and other restrictions. The cash received from the surplus notes will be used for general purposes.

Net Release of Capital Supporting Amortizing, Maturing and Terminating Transactions

Our capital position has been enhanced as a result of the amortization, maturation, refunding, and negotiated terminations of existing contracts within our insurance and asset/liability products segments during 2008. However, our capital position improvement was partially offset by increased capital requirements for downgraded credits and downgraded reinsurers.

Dividends

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

As of December 31, 2008, we had repurchased a total of 40 million shares under the program at an average price of $21.79 per share and $119 million remained available under the buyback program.

In addition to common stock repurchases, MBIA Inc. or its subsidiaries may also repurchase their outstanding equity or debt securities. During 2008, MBIA Inc. repurchased $127 million par value outstanding of its general corporate debt at an average price of 75.81 and our investment management services operations repurchased $1.8 billion par value outstanding of MTNs issued by its asset/liability products segment at an average price of 76.38. Also during 2008, MBIA Insurance Corporation repurchased $125 million par value of its recently issued preferred stock at an average price of 0.10.

Soft Capital

During 2008, the Company maintained a line of credit and an equity-based facility, which further supported the claims-paying resources of our insurance operations. In aggregate, we believe our claims-paying resources are more than adequate to support our ongoing business risks.

As of December 31, 2008, MBIA Corp. maintained a $450 million limited recourse standby line of credit facility with a group of major banks to provide funds for the payment of claims in excess of the greater of $500 million of cumulative claims, net of recoveries, or 5% of average annual debt service with respect to U.S. public finance transactions. The agreement is for a ten-year term, which expires in March 2015. In connection with the Company’s restructuring of MBIA Insurance Corporation, it intends to negotiate with the providers of this facility a transfer of the facility from MBIA Insurance Corporation to MBIA Illinois.

MBIA Corp. had access to $400 million through the CPCT facility issued by eight trusts (the “Trusts”), which were created for the primary purpose of issuing CPCT securities and investing the proceeds in high-quality commercial paper or short-term U.S. Government obligations. The Company had a put option to sell to the Trusts the preferred stock of MBIA Corp. in exchange for proceeds of $400 million. In November 2008, MBIA Corp. exercised the put option to sell to the Trusts the perpetual preferred stock issued by MBIA Corp. Upon MBIA exercising the put option, the Trusts transferred proceeds of $400 million to MBIA Corp. in exchange for non-cumulative perpetual preferred stock. The proceeds of the preferred stock will be held by MBIA Corp. in liquid securities in order to enhance its financial flexibility. Subsequent to the sale of the preferred stock to the trusts, MBIA purchased $125 million par value of its preferred stock for $12 million. Payment of dividends on MBIA Corp.’s preferred stock is subject to the same restrictions that apply to dividends on common stock under New York State insurance law. Refer to “Subsidiary Dividends” in the following “Liquidity” section for an explanation of these restrictions.

The carrying value of the preferred stock was $28 million as of December 31, 2008 and is presented as minority interest on the Company’s consolidated balance sheet. The carrying value represents the $400 million of proceeds received reduced by the carrying value of the put option at the time of exercise of $360 million and the carrying value of the shares repurchased of $12 million. Prior to exercise, the put option was reported at fair value within “Other assets” on the Company’s consolidated balance sheet and changes in fair value of the put option was reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s statement of operations. Refer to “Note 24: Common and Preferred Stock” in the Notes to Consolidated Financial Statements for further information relating to the issuance of preferred stock under this facility.

Prior to the Company exercising its option under the CPCT facility, the CPCT securities were remarketed every 28 days with the interest rate set by means of an auction and with two trusts remarketing each week. In the event that there were insufficient bids at any auction to remarket all of the CPCT securities of any trust, the rate was reset for the next 28 days at the maximum prescribed rate with the investors of the CPCT securities continuing to

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

hold them until the next auction in which sufficient bids were received. The maximum prescribed rate was 30-day LIBOR plus 150 basis points if MBIA Corp. maintained a financial strength rating from S&P and Moody’s at or above AA- and Aa3, respectively, or 30-day LIBOR plus 200 basis points if MBIA Corp.’s financial strength rating fell below either AA- or Aa3. Due to the decline in the demand for short-term structured securities during 2007, all CPCT securities were unable to be remarketed at their last remarketing date, resulting in the investors of the CPCT securities receiving the maximum prescribed interest rate from August 2007 through November 2008. As of December 31, 2007, the Trusts were rated AA and Aa2 by S&P and Moody’s, respectively. However, in January 2008 and again in June 2008 the Trusts were downgraded by both S&P and Moody’s to A- and Baa2, respectively.

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

LIQUIDITY

As a financial services company, we carefully manage liquidity risk, which is the probability that an enterprise will not have sufficient resources to meet contractual payment obligations when due. Management of liquidity risk is of critical importance to financial services companies, and most failures of financial institutions have occurred in large part due to their inability to maintain sufficient liquidity resources under adverse circumstances. Generally, lack of sufficient resources results from an enterprise’s inability to access the capital markets or to sell assets at values necessary to satisfy payment obligations and/or an unexpected acceleration of payments to settle liabilities. We encounter significant liquidity risk in our insurance operations, asset/liability products business and corporate operations.

The Company has instituted a liquidity risk management framework to evaluate its enterprise-wide liquidity position. The primary objective of this risk management system is to monitor potential liquidity constraints and guide the proactive management of liquidity resources to ensure adequate protection against liquidity risk. Our liquidity risk management framework monitors the Company’s cash and liquid asset resources using stress-scenario testing. Members of MBIA’s senior management meet frequently to review liquidity metrics, discuss contingency plans and establish target liquidity cushions on an enterprise-wide basis.

As part of our liquidity risk management framework, we also evaluate and manage liquidity on both a legal entity basis and a segment basis. Segment liquidity is an important consideration for the Company as we conduct the operations of our corporate segment and certain activities within the asset/liability products segment of our investment management services operations from MBIA Inc. During 2008, dislocation in the global financial markets, the overall economic downturn in the U.S., and the loss of our triple-A insurance financial strength ratings have significantly increased the liquidity needs and decreased the financial flexibility in our segments. The Company has satisfied all of its payment obligations from cash generated from operations, the issuance of equity and debt, and sales of investments. We believe that we have adequate resources to meet our ongoing liquidity needs in both the short-term and the long-term. However, if the current market dislocation and economic conditions persist for an extended period of time or worsen, the Company’s liquidity resources will experience further stress.

Insurance Liquidity

Liquidity risk arises in our insurance operations when claims on insured exposures result in payment obligations, when operating cash inflows fall due primarily to depressed writings of new insurance or lower investment income, or when assets experience credit defaults or significant declines in fair value. Prior to 2008, loss payments were immaterial relative to the significant operating cash flows of this business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

MBIA’s financial guarantee insurance business model is built upon the premise of “pay-as-you-go” cash flows. Its financial guarantee contracts and CDS contracts cannot be accelerated (absent an insolvency or payment default of MBIA Corp.), thereby mitigating liquidity risk. However, when a default or impairment of an insured obligation occurs, MBIA encounters liquidity risk resulting from its irrevocable pledge to pay principal and interest, or other amounts owing on insured obligations, when due. Additionally, MBIA’s insurance operations require cash for the payment of operating expenses, as well as principal and interest related to its surplus notes and preferred stock issuance. Finally, MBIA Corp. also provides secured lending to our asset/liability products segment to support its business operations and liquidity position, as described below. These lending arrangements reduce the liquidity position of MBIA Corp.

Beginning in the fourth quarter of 2007 and throughout 2008, MBIA made a significant amount of payments associated with insured second-lien RMBS securitizations, as well as settlement payments relating to CDS contracts referencing ABS CDOs. Among MBIA’s outstanding insured portfolio, these types of payments exhibit the highest degree of volatility and, therefore, pose material liquidity risk. The level of future loss payments on second-lien RMBS, CDO-squared, and ABS CDO transactions is dependent upon the performance trends of the underlying collateral supporting these insured transactions.

In order to monitor liquidity risk and maintain appropriate liquidity resources for payments associated with our residential mortgage related exposures, MBIA employs a stress scenario-based liquidity model using the same “Roll Rate Default Methodology” as described under the “Loss and Loss Adjustment Expense” heading within the “Critical Accounting Estimates” section included herein. Using this methodology, the Company estimates the level of payments that would be required to be made under low probability stress-level default assumptions of the underlying collateral taking into account MBIA’s obligation to cover such defaults under our insurance policies. These estimated payments, together with all other significant operating, financing and investing cash flows are forecasted over the next 24-month period on a monthly basis and then annually thereafter to the final maturity of the longest dated outstanding insured obligation. The stress-loss scenarios and cash flow forecasts are frequently updated to account for changes in risk factors and to reconcile differences between forecasted and actual payments.

In addition to our residential mortgage stress scenario, we also monitor liquidity risk using a Monte Carlo estimation of potential stress-level claims for all insured principal and interest payments due in the next 12-month period at a 99.99% confidence interval. These probabilistically determined payments are then compared to the Company’s invested assets to ensure adequate coverage of worst-case loss scenario measurements. This theoretic liquidity model supplements the scenario-based liquidity model described above providing the Company with a robust set of liquidity metrics with which to monitor its risk position.

The Company manages the investment portfolio of its insurance operations in a conservative manner to maintain cash and liquid securities in an amount in excess of all stress scenario payment requirements. To the extent our liquidity resources fall short of our target liquidity cushion under the stress-loss scenario testing, the Company will seek to increase its cash holdings position, primarily through the sale of high-quality bonds held in its investment portfolio. As of December 31, 2008, MBIA Corp. had unencumbered cash and available-for-sale investments of $7.4 billion, of which $2.4 billion comprised cash and short-term investments.

As of December 31, 2008, the Company has determined that the liquidity position of its insurance operations was sufficient to meet cash requirements under both its stress scenario and probabilistic measurements.

Investment Management Services Liquidity

Within the investment management services operations, the asset/liability products segment had material liquidity needs during 2008. In addition to the payment of operating expenses, cash needs in the asset/liability products segment are primarily for the payment of principal and interest on investment agreements and MTNs, and for posting collateral under repurchase agreements, derivatives and investment agreements. During 2008, liquidity needs increased significantly due to the requirement to post additional high-grade eligible collateral and to fund terminations of certain investment agreements resulting from the downgrades of MBIA Corp. by the credit rating agencies. The sources of cash within the asset/liability products segment used to meet its liquidity needs include scheduled maturities of high-quality assets, net investment income and dedicated capital held within the

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

investment management services operations. If needed, assets held within the segment can be sold or used in secured repurchase agreement borrowings to raise cash. However, our ability to sell assets or borrow against non-U.S. government securities in the fixed-income markets decreased dramatically and the cost of such transactions increased dramatically in 2008 due to the impact of the credit crisis on the willingness of investors to purchase or lend against even very high-quality assets. In addition, negative net interest spread between asset and liability positions resulted from the need to hold cash as collateral against terminable investment agreement contracts and reduced the cash flow historically provided by net investment income.

In order to monitor liquidity risk and maintain appropriate liquidity resources for near-term cash and collateral requirements within our asset/liability products segment, the Company calculates monthly forecasts of asset and liability maturities, as well as collateral posting requirements. Cash availability at the low point of our 12-month forecasted cash flows is measured against one-week and one-year liquidity needs using stress-scenario testing of each of the potential liquidity needs described above. To the extent there is a shortfall in our liquidity coverage, the Company proactively manages its cash position and liquidity resources to maintain an adequate cushion to the stress scenario. These resources include the sale of unpledged assets, the use of free cash at the holding company, and potentially increased borrowings from MBIA Insurance Corporation.

The asset/liability products segment, through MBIA Inc., has maintained simultaneous repurchase and reverse repurchase agreements with MBIA Insurance Corporation under which MBIA Inc. borrowed government securities in exchange for lending other high-quality fixed-income securities to MBIA Insurance Corporation. The government securities borrowed by the asset/liability products segment are pledged to counterparties under collateralized investment agreements and repurchase agreements. Security borrowings under these agreements totaled $1.3 billion as of December 31, 2008. In connection with the Company’s restructuring of MBIA Insurance Corporation in February 2009, the assets borrowed by MBIA Inc. were transferred from MBIA Insurance Corporation to MBIA Illinois. As a result, the Company terminated the repurchase and reverse repurchase agreements between MBIA Inc. and MBIA Insurance Corporation and established new agreements between MBIA Inc. and MBIA Illinois for up to $2 billion under substantially the same terms.

As a result of the increased liquidity needs in our investment management services operations, in the fourth quarter of 2008, we transferred $600 million from our corporate segment to our asset/liability products segment and established an intercompany repurchase agreement between MBIA Inc. and MBIA Insurance Corporation for up to $2 billion to support the projected liquidity needs of the segment. Pursuant to the repurchase agreement, the asset/liability products segment may transfer securities in its portfolio to MBIA Insurance Corporation in exchange for up to $2 billion in cash. In the event that the book value of the transferred securities declines below the amount outstanding under the facility, MBIA Inc. will be required to transfer additional securities or reduce the outstanding amount. The repurchase arrangement was approved by the NYSID and, in connection with the approval, MBIA Inc. agreed to repay amounts transferred under the repurchase agreement before returning the $600 million that the corporate segment transferred to the asset/liability products segment. As of December 31, 2008, including the full $2.6 billion of intercompany resources, the asset/liability products segment had cash and investments of $9.1 billion and receivables for securities sold net of payables for securities purchased of $64 million.

Following the Moody’s downgrade of MBIA Corp. to Baa1 in November 2008, most outstanding investment agreements were terminated in accordance with their terms. As of December 31, 2008, we had $9.7 billion in remaining liabilities related to our asset/liability products business, of which $4.7 billion were investment agreements. All of the investment agreements were collateralized by cash or high-grade securities. This includes $2.4 billion of investment agreements which could have been terminated at the holders’ option upon the downgrade of MBIA Corp. to Baa1 by Moody’s. The remaining $5.0 billion in liabilities consist of MTNs issued by MBIA Global Funding, LLC and term repurchase agreements, which are not subject to additional collateralization or termination provisions upon a downgrade. Payments and additional collateral requirements on the liabilities in the asset/liability products segment are expected to be met without the need for additional asset sales in the current stressed credit environment but rather from cash flows from investments and the intercompany facilities described above.

We currently believe that the liquidity position of the asset/liability products segment, including the utilization of intercompany resources, is adequate to meet projected payments. Certain events, however, could place further stress on our ability to meet asset/liability segment obligations without additional asset sales or borrowing

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

facilities, including any further asset impairments, asset or liability cash flow variability, or increased collateral margin requirements due to a reduction in the market value or rating eligibility of assets pledged as collateral. In such events, we may be forced to sell additional assets at potentially substantial losses to meet such obligations. Additionally, the asset/liability products segment may receive further liquidity support from our corporate segment, however, there can be no assurance that such support would be adequate to meet all payment obligations.

Corporate Liquidity

Liquidity needs in our corporate segment are highly predictable and comprise principal and interest payments on corporate debt, operating expenses and dividends to MBIA Inc. shareholders. Liquidity risk is associated primarily with the dividend capacity of MBIA Insurance Corporation, the distributable earnings of the investment management services operations conducted by MBIA Inc., dividends from asset management subsidiaries, investment income and our ability to issue equity and debt. Additionally, the corporate segment maintains excess cash and investments to ensure it is able to meet its ongoing short-term and long-term cash requirements in the event that cash becomes unavailable from one or more sources.

During 2008, our corporate segment liquidity was also under stress. While we maintained a substantial cash cushion through the third quarter of 2008, $600 million was transferred to our asset/liability management segment to support that segment’s liquidity needs, as described above, and the holding company has not received dividends from any of its subsidiaries since April 2007. As of December 31, 2008, the corporate segment had $452 million of cash and investments available for general corporate liquidity purposes, of which $416 million comprised cash and short-term investments, enough to meet its corporate debt service for nearly five years or its corporate debt service and estimated operating expense payments for three years.

Consolidated Cash Flows

Operating Cash Flows

For the year ended December 31, 2008, net cash used by operating activities totaled $156 million compared with net cash provided by operating activities of $1.0 billion for the year ended December 31, 2007. The Company’s net use of cash for the year ended December 31, 2008 resulted from a substantial increase in loss payments related to financial guarantee policies and insured CDSs, as well as a decrease in net investment income, which more than offset an increase in premium collections. For the year ended December 31, 2007, the majority of net cash provided by operating activities was generated from premium writings and net investment income in the Company’s insurance operations.

During 2009, we currently expect that we will be required to make loss and CDS settlement payments, before reinsurance, of between $900 million and $1.1 billion primarily relating to insured RMBS and multi-sector CDO credits. In addition, we currently estimate that the surplus notes will require interest payments totaling approximately $130 million for 2009.

Investing Cash Flows

For the year ended December 31, 2008, net cash provided by investing activities was $18.1 billion compared with net cash used by investing activities of $6.3 billion for the year ended December 31, 2007. Net cash provided by investing activities for the year ended December 31, 2008 resulted from sales of securities for purposes of funding investment agreement withdrawals and terminations, MTN maturities repurchases, insurance-related loss payments, and improving liquidity in our business segments. For the year ended December 31, 2007, net cash used by investing activities primarily related to the purchase of fixed-maturity investments resulting from growth in our asset/liability products program.

Financing Cash Flows

For the year ended December 31, 2008, net cash used by financing activities was $15.9 billion compared with net cash provided by financing activities of $5.3 billion for the year ended December 31, 2007. Net cash used by financing activities for the year ended December 31, 2008 principally related to withdrawals and terminations of investment agreements and maturities and repurchases of MTNs within our asset/liability products segment,

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

partially offset by proceeds received from our capital issuance and surplus notes transactions. For the year ended December 31, 2007, net cash provided by financing activities principally resulted from the issuance of investment agreements and, to a lesser extent, the issuance of MTNs by our asset/liability products segment, which funded the purchase of the fixed-maturity investments mentioned above.

Subsidiary Dividends

Under New York State insurance law, without prior approval of the Superintendent of the NYSID, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. The payment of regular dividends in any 12-month period are limited to the lesser of (i) 10% of policyholders’ surplus as shown on MBIA Corp.’s latest filed statutory financial statements and (ii) 100% of adjusted net investment income. During 2008, MBIA Corp. did not declare or pay any dividends to MBIA Inc. as part of our strategy to conserve and build capital. However, MBIA Corp. may begin paying dividends to MBIA Inc. in future periods. As of December 31, 2008, MBIA Corp.’s dividend capacity under insurance law was approximately $1 million.

On February 17, 2009, MBIA Corp. declared and paid a dividend of $1.1 billion to MBIA Inc., related to the restructuring of MBIA Insurance Corporation, after receiving prior approval from the Superintendent of the NYSID. As a result, MBIA Corp. will not be able to pay dividends without prior approval from the Superintendent of the NYSID until February 10, 2010. The $1.1 billion dividend, together with a $938 million return of capital, was used to further capitalize MBIA Illinois.

Credit Facilities

MBIA maintained a revolving credit facility totaling $500 million with a group of highly rated global banks, which expires in May 2011. The facility contains certain covenants including, among others, that the consolidated net worth of MBIA Inc. and MBIA Corp. will not fall below $2.8 billion and that the ratio of consolidated debt to equity for MBIA Inc. and MBIA Corp. will not exceed 30%, at any time. In January 2008, the Company amended the credit facility to treat the Surplus Notes as equity in the net worth and leverage calculations. This facility does not include any material credit rating triggers or any provisions that could require the posting of collateral. During 2008, there were no draws upon this facility nor were there any balances outstanding under the facility. The Company has been negotiating an amendment to the terms of the facility to exclude unrealized gains and losses on insured credit derivatives from the calculation of net worth. After consideration of the terms and conditions required to obtain an amendment, MBIA elected to terminate the facility effective February 27, 2009 in accordance with its rights under the credit facility. As of the termination date, neither MBIA Inc. nor MBIA Corp. had outstanding borrowings under the facility, and there were no early termination fees or premiums paid as a result of terminating the facility.

Triple-A One, an MBIA-administered multi-seller conduit consolidated in the Company’s conduit segment, issues commercial paper to fund the purchase of assets from structured finance clients. Assets purchased by Triple-A One are insured by MBIA Corp. Triple-A One maintains backstop liquidity facilities for each transaction, covering 100% of the face amount of commercial paper outstanding, with banks rated A-1/P-1 or better by S&P and Moody’s, respectively. These liquidity facilities are designed to allow Triple-A One to repay investors in the event of a market disruption in which Triple-A One is unable to issue new commercial paper to replace maturing commercial paper. The financial guarantee policies issued by MBIA Corp. to insure the assets of Triple-A One cannot be accelerated to repay maturing commercial paper or borrowings under liquidity facilities and only guarantee ultimate payments over time relating to the assets. During 2008, conditions in the asset-backed commercial paper market deteriorated making it increasingly difficult for Triple-A One to issue new commercial paper at commercially acceptable rates to refund maturing obligations. Accordingly, Triple-A One began borrowing under its liquidity facilities to repay maturing commercial paper. By September 2008, these facilities were drawn in full and Triple-A One ceased issuing commercial paper. All commercial paper holders were repaid in full and borrowings under liquidity facilities, which totaled $345 million as of December 31, 2008, will be repaid as the assets purchased by Triple-A One mature.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investments

Our available-for-sale investment portfolios comprise high-quality fixed-income securities and short-term investments. As of December 31, 2008 and 2007, the fair value of the consolidated available-for-sale investment portfolio was $17.0 billion and $36.5 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of December 31, 2008 and December 31, 2007 were $2.3 billion and $264 million, respectively.

			Percent Change
In millions	2008	2007	2008 vs. 2007
Available-for-sale investments:
Insurance operations:
Amortized cost	$8,834	$10,067	(12)%
Unrealized net gain (loss)	(160)	250	(164)%

Fair value	$8,674	$10,317	(16)%

Investment management services operations:
Amortized cost	$10,279	$26,672	(61)%
Unrealized net gain (loss)	(2,328)	(910)	(157)%

Fair value	$7,951	$25,762	(69)%

Corporate operations:
Amortized cost	$365	$380	(4)%
Unrealized net gain (loss)	(7)	4	(276)%

Fair value	$358	$384	(7)%

Total available-for-sale investments:
Amortized cost	$19,478	$37,119	(47)%
Unrealized net gain (loss)	(2,495)	(656)	(282)%

Total available-for-sale investments at fair value	$16,983	$36,463	(53)%

Held-to-maturity investments:
Insurance operations:
Amortized cost	$1,215	$1,328	(9)%
Investment management services operations:
Amortized cost	2,441	4,275	(43)%

Total held-to-maturity investments at amortized cost	3,656	5,603	(35)%

Consolidated investments at carrying value	$20,639	$42,066	(51)%

The carrying value of our consolidated investment portfolios decreased 51% to $20.6 billion as of December 31, 2008 from $42.1 billion as of December 31, 2007. The decrease in the amortized cost of the insurance operations’ available-for-sale investments was the result of liquidating investments into cash for purposes of enhancing liquidity, including providing the $2 billion repurchase agreement to our investment management services operations, and paying claims on insurance policies, partially offset by proceeds from debt and equity issuances, proceeds from our reinsurance agreement with FGIC and the consolidation of VIE investments. The decrease in the amortized cost of available-for-sale investments in the investment management services operations principally resulted from the maturity and sale of investments to repay investment agreement and MTN obligations within our asset/liability products segment, as well as the other-than-temporary impairment of securities. Corporate investments decreased as a result of liquidating securities into cash for purposes of enhancing liquidity, including providing the $600 million loan to our investment management services operations, partially offset by proceeds from MBIA Inc.’s common stock offering.

The fair value of the Company’s investments is based on prices which include quoted prices in active markets and prices based on market-based inputs that are either directly or indirectly observable, as well as prices from dealers in relevant markets. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates and general market credit spreads occurring after a fixed-income security is purchased,

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

although other factors influence fair value, including specific credit-related changes, supply and demand forces and other market factors. When the Company holds an available-for-sale investment to maturity, any unrealized gain or loss currently recorded in accumulated other comprehensive income (loss) in the shareholders’ equity section of the balance sheet is reversed. As a result, the Company would realize a value substantially equal to amortized cost. However, when investments are sold prior to maturity, the Company will realize any difference between amortized cost and the sale price of an investment as a gain or loss within its statement of operations. The Conduit portfolios are considered held-to-maturity, as the Company has the ability and intent to hold these investments to their contractual maturity. Therefore, these portfolios are reported on the Company’s consolidated balance sheet at amortized cost and are not adjusted to reflect unrealized changes in fair value.

Investments for which the Company has recorded unrealized losses are tested quarterly for other-than-temporary impairment. For each security that meets the threshold of either 20% impaired at the time of review or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period, a further analysis of the security is performed to assess if the impairment is other than temporary. As of December 31, 2008, the Company had a pre-tax unrealized net loss of $2.3 billion related to its investment management services operations’ available-for-sale investment portfolio, which primarily resulted from changes in the market value of ABS investments due to a significant widening of market credit spreads. Included in the investment management services operations’ pre-tax unrealized net loss of $2.3 billion were unrealized gross losses totaling $1.1 billion within the asset-backed sector, primarily consisting of CDO, RMBS, auto loan and credit card investments. Refer to “Note 5: Investments” and “Note 6: Investment Income and Gains and Losses” in the Notes to Consolidated Financial Statements for further information on the Company’s investment portfolios and related gains and losses. The Company’s investment management services operations has entered into total return swaps that economically hedge changes in the value of certain asset-backed investments. For 2008, MBIA recorded $41.7 million in pre-tax gains on these total return swaps within “Net gains (losses) on financial instruments at fair value and foreign exchange” in the Company’s consolidated statement of operations.

The following table presents the fair values and unrealized losses by credit rating category of ABS included in our consolidated investment portfolio as of December 31, 2008 for which fair value was less than amortized cost. Of the total $1.6 billion of fair value and $1.1 billion of unrealized losses, $1.5 billion of fair value and $1.1 billion of unrealized losses relates to ABS included in our asset/liability products investment portfolio. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of December 31, 2008 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For insured bonds, the credit rating reflects the greater of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Total
Asset-Backed Sector	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS CDO	$44	$(78)	$18	$(28)	$21	$(74)	$7	$(22)	$45	$(159)	$135	$(361)
Non-Agency RMBS	109	(71)	145	(85)	—	—	127	(93)	73	(51)	454	(300)
Corporate CDO	138	(91)	37	(38)	111	(31)	—	—	—	(10)	286	(170)
Auto Loans	97	(6)	71	(11)	3	(0)	26	(1)	14	(9)	211	(27)
Credit Cards	135	(56)	19	(9)	3	(1)	—	—	—	—	157	(66)
CMBS	7	(1)	—	—	—	—	—	—	—	—	7	(1)
Other ABS	63	(17)	33	(18)	181	(86)	89	(38)	—	—	366	(159)

Total	$593	$(320)	$323	$(189)	$319	$(192)	$249	$(154)	$132	$(229)	$1,616	$(1,084)

We have reviewed the above securities as part of our assessment of other-than-temporary impairments of our entire investment portfolio. During our review, we assessed (i) the magnitude and duration of declines in fair value and (ii) the reasons for the declines, such as general credit spread movements in each asset-backed sector, transaction-specific changes in credit spreads, credit rating downgrades, and modeled defaults and principal and interest payment priorities within each investment structure. Ninety-two percent of our investments in ABS included in the preceding table were rated investment grade with 37% rated Aaa. Of the $1.6 billion of ABS investments reported in the preceding table, $630 million include the benefit of guarantees provided by third-party financial guarantors and $385 million include the benefit of guarantees provided by MBIA Corp. The average credit rating of all guaranteed ABS investments, using the higher of the guarantors’ ratings or the underlying bond

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ratings, was A and the average underlying credit rating of guaranteed ABS investments, without giving effect to the guarantees, was Ba. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $373 million or 23% of the securities included in the preceding table were rated below investment grade.

Based on our assessment of other-than-temporary impairments within our investment portfolios, we concluded that 21 ABS investments included in the preceding table were other-than-temporarily impaired and we recorded realized losses of $279 million on these securities through current earnings. During 2008, we recorded total realized losses of $574 million on 38 other-than-temporarily impaired ABS investments. Impairments of ABS investments resulted from our reassessment of the likelihood we will receive an amount equal to our carrying value over the remaining maturities of the securities or from our determination that we no longer intend to hold securities to a recovery of amortized cost due to actual or expected securities sales executed in connection with rebalancing our asset/liabilities products asset portfolio in 2008. We believe that, over time, the remainder of our ABS investments will recover to fair values at least equal to their amortized costs through improvements in market conditions and the repayment of principal. As we have the ability and intent to hold these securities until such a recovery in value, we have not realized losses on the remainder of our ABS investment portfolio through current earnings. However, if the creditworthiness of these investments or our intent to hold were to change, we may take additional impairments on these securities in the future.

The weighted average credit quality of the Company’s fixed-income portfolios has been maintained at double-A since its inception. The quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of December 31, 2008 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

	Insurance/Corporate Available-for-Sale		Investment Management Services Available-for-Sale		Investments Held-to-Maturity		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Aaa	$3,003	42%	$1,266	25%	$165	5%	$4,434	29%
Aa	2,104	30%	1,274	26%	414	13%	3,792	25%
A	982	14%	1,200	24%	1,152	37%	3,334	22%
Baa	457	6%	1,020	21%	1,378	45%	2,855	19%
Below Investment Grade	573	8%	191	4%	—	—	764	5%
Not rated	—	—	—	—	—	—	—	—

Total	$7,119	100%	$4,951	100%	$3,109	100%	$15,179	100%
Short-term investments	1,862		2,831		499		5,192
Unrealized loss not reflected in carrying value of held-to-maturity investments	—		—		48		48
Other investments	51		169		—		220

Consolidated investments at carrying value	$9,032		$7,951		$3,656		$20,639

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. (“MBIA Insured Investments”). As of December 31, 2008, Insured Investments at fair value represented $5.5 billion or 27% of consolidated investments, of which $3.5 billion or 17% of consolidated investments were insured by MBIA Corp. This includes conduit investments at fair value of $2.4 billion or 12% of consolidated investments, which were all insured by MBIA Corp.

As of December 31, 2008, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the A range, and 6.3% of the investment portfolio would be rated below investment grade.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The distribution of the Company’s Insured Investments by financial guarantee insurer as of December 31, 2008 is presented in the following table.

	Insurance Available-for-Sale		Investment Management Services Available-for-Sale		Conduit Held-to-Maturity		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$468	2%	$666	3%	$2,381	12%	$3,515	17%
Ambac	199	1%	438	2%	—	—%	637	3%
FSA	391	2%	387	2%	—	—%	778	4%
FGIC	255	1%	204	1%	—	—%	459	2%
Other	9	0%	139	1%	—	—%	148	1%

Total	$1,322	6%	$1,834	9%	$2,381	12%	$5,537	27%

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

The underlying ratings of the MBIA Insured Investments as of December 31, 2008 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating agency, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

Underlying Ratings Scale In millions	Insurance Available-for-Sale	Investment Management Services Available-for-Sale	Conduit Held-to-Maturity	Total
Aaa	$—	$29	$197	$226
Aa	9	131	306	446
A	142	130	420	692
Baa	152	347	1,458	1,957
Below Investment Grade	165	29	—	194

Total	$468	$666	$2,381	$3,515

Without giving effect to the MBIA guarantee of MBIA Insured Investments in the consolidated investment portfolio, at December 31, 2008, based on the actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the MBIA Insured Investments in the consolidated investment portfolio would be in the A range, and 4.6% of the consolidated investment portfolio would be rated below investment grade.

Conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the conduits. All transactions currently funded in the conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted average underlying rating for transactions currently funded in the conduits was A- by S&P and A2 by Moody’s at the time such transactions were funded. MBIA estimates that the current weighted average underlying rating of all outstanding conduit transactions was A- by S&P and A3 by Moody’s at December 31, 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s future estimated cash payments relating to contractual obligations as of December 31, 2008. Estimating these payments requires management to make estimates and assumptions regarding these obligations. The estimates and assumptions used by management are described below. Since these estimates and assumptions are subjective, actual payments in future periods may vary from those reported in the following table. Refer to “Note 17: Net Insurance In Force” in the Notes to Consolidated Financial Statements for information about the Company’s exposure under insurance contracts.

	As of December 31, 2008
In millions	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investment agreements	$6,209	$1,014	$1,143	$894	$3,158
Medium-term notes	8,161	2,107	1,073	566	4,415
Variable interest entity notes	3,862	209	563	687	2,403
Securities sold under agreements to repurchase	828	364	20	444	—
Long-term debt	6,762	204	575	383	5,600
Operating leases	17	3	5	3	6
Gross insurance claim obligations	7,516	1,369	562	324	5,261

Total	$33,355	$5,270	$3,941	$3,301	$20,843

Investment agreements, commercial paper, MTNs, variable interest entity notes, securities sold under agreements to repurchase and long-term debt include principal and interest and exclude premiums or discounts. Interest payments on floating rate obligations are estimated using applicable forward rates. Principal and interest on callable obligations or obligations that allow investors to withdraw funds prior to legal maturity are based on the expected call or withdrawal dates of such obligations. Gross insurance claim obligations represent the future value of payments MBIA expects to make, before estimated recoveries and reinsurance, under actual or probable insurance policy claims. The discounted value of such actual or estimated claims, after estimated recoveries, is reported as case basis reserves within “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheet.

Due to uncertainty with respect to the timing of future cash flows and the ultimate outcome associated with the Company’s unrecognized tax benefits as of December 31, 2008, the Company is unable to make reliable estimates of the periods in which cash settlements will occur with applicable taxing authorities. Therefore, the contractual obligations table presented above does not include any unrecognized tax benefits relating to FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109.”

MARKET RISK

In general, MBIA’s market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates, credit spreads and foreign exchange rates. MBIA is exposed to changes in interest rates and credit spreads that affect the fair value of its financial instruments, namely investment securities, investment agreement liabilities, MTNs, debentures and certain derivative transactions. The Company’s investment portfolio holdings are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. Government bonds, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and asset-backed securities. In periods of rising and/or volatile interest rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2008 from instantaneous shifts in interest rates.

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$207.7	$239.5	$156.5	$(161.6)	$(333.0)	$(504.1)

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments (including investment securities and investment agreement and MTN obligations) as of December 31, 2008 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. MBIA Corp.’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally change in opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$416	$2	$(7)	$(52)

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the requirements of SFAS 133. All these transactions were insured by the Company’s insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of December 31, 2008, approximately 82% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s investment management services operations enter into single-name CDSs as part of its asset management activities. During 2008, the value of the Company’s credit derivative contracts were affected predominantly by changes in credit spreads of the underlying reference obligations’ collateral, changes in recovery rate assumptions, erosion of subordination and ratings downgrades of securities backing CDOs. This was significantly offset by the effect of the Company’s own credit risk on the portfolio in accordance with SFAS 157. As those risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

Since December 31, 2006, the Company’s portfolio of insured structured CDSs has become increasingly concentrated in transactions where the underlying reference obligations comprise CMBS and asset-backed collateral including RMBS, in addition to corporate securities. As a result, the portfolio is more sensitive to changes in credit spreads in those sectors. Beginning in the second half of 2007, credit spreads in those sectors increased significantly, resulting in a substantial decrease in the fair value of the Company’s portfolio of structured CDSs. Refer to the discussion of the attribution of the 2008 unrealized loss included in the “Results of Operations” section.

In 2008, we have observed a further extensive widening of market spreads and credit quality deterioration of certain tranches within our insured CDOs. In addition, the Company has observed an extensive widening of its own credit spreads. Predominantly, as a result of the further market spread widening and the deterioration of some credit factors, MBIA suffered additional unrealized losses on the portfolio, however, this was significantly offset by the effect of SFAS 157 due to our own spreads widening. As changes in fair value can be caused by

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

factors unrelated to the performance of MBIA’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting may cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

The following tables reflect sensitivities to changes in credit spreads, recovery rates, rating migrations and to changes in our own credit spreads. Each table stands on its own and should be read independently of each other.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of December 31, 2008. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gain/(loss)	$2,554.4	$1,132.8	$291.6	—	$(268.8)	$(1,082.4)	$(2,930.0)
Estimated net fair value	$(2,998.2)	$(4,419.8)	$(5,261.0)	$(5,552.6)	$(5,821.4)	$(6,635.0)	$(8,482.6)

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

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a one and three notch rating change in the credit quality as of December 31, 2008. A notch represents a one step movement up or down in the credit rating. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein.

	Change in Credit Ratings (Insurance Operations)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gain/(loss)	$1,644.9	$633.4	$—	$(926.1)	$(1,828.4)
Estimated net fair value	$(3,807.2)	$(4,818.7)	$(5,452.1)	$(6,378.2)	$(7,280.5)

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of December 31, 2008. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein.

	Change in Recovery Rates (Insurance Operations)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gain/(loss)	$1,253.0	$662.7	$—	$(712.1)	$(1,400.4)
Estimated net fair value	$(4,199.1)	$(4,789.4)	$(5,452.1)	$(6,164.2)	$(6,852.5)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

SFAS 157 requires the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivative portfolio using upfront credit spreads of 65% and 0%. The actual upfront spread used in the valuation at December 31, 2008 was 46.50%. The below amounts include an additional annual running credit spread of 5%.

	MBIA Upfront Credit Spread (Insurance Operations)
In millions	Decrease to 0 Percentage Points	No Change	Increase to 65 Percentage Points
Estimated pre-tax net gain/(loss)	$(10,027)	$—	$3,613
Estimated net fair value	$(15,479)	$(5,452)	$(1,839)

MBIA’s insurance of structured credit derivatives typically remain in place until the maturity of the derivative. The Company does, however, periodically establish positions which offset its insurance positions in the reinsurance market, in which contracts also typically remain in place until the maturity of the insurance contract. Any difference between the price of the initial transaction and the offsetting transaction will result in gains or losses. With respect to MBIA’s insured structured credit derivatives, in the absence of credit impairment, the cumulative gains and losses should reverse at maturity. Additionally, in the event of the termination and settlement of a contract prior to maturity, any resulting gain or loss upon settlement will be recorded in the Company’s financial statements. In February 2008, we decided not to insure credit derivatives in the future, except in transactions that are intended to reduce our overall exposure to insured derivatives. This may result in termination of certain existing contracts prior to maturity.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MBIA Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MBIA Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company has adopted SFAS No. 157, “Fair Value Measurements” in 2008. As discussed in Note 1 to the consolidated financial statements, in 2008, credit rating downgrades caused a significant reduction in insurance and funding activities and, in February 2009, the Company received regulatory approvals to establish a separate U.S. public finance financial guarantee insurance company.

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

/s/PricewaterhouseCoopers LLP

New York, NY

March 2, 2009

MBIA Inc. and Subsidiaries

Consolidated Balance Sheets

In thousands except per share amounts	December 31, 2008	December 31, 2007
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $13,245,574 and $30,199,471) (includes hybrid financial instruments at fair value $25,498 and $596,537)	$11,223,716	$29,589,098
Investments held-to-maturity, at amortized cost (fair value $3,109,248 and $5,036,465)	3,156,969	5,053,987
Investments pledged as collateral, at fair value (amortized cost $1,101,929 and $1,243,245)	845,887	1,227,153
Short-term investments held as available-for-sale, at fair value (amortized cost $4,728,090 and $4,915,581)	4,693,283	4,915,581
Short-term investments held-to-maturity, at amortized cost (fair value $485,857 and $545,769)	498,865	549,127
Other investments	220,412	730,711

Total investments	20,639,132	42,065,657
Cash and cash equivalents	2,279,783	263,732
Accrued investment income	253,589	590,060
Deferred acquisition costs	560,632	472,516
Prepaid reinsurance premiums	216,609	318,740
Reinsurance recoverable on paid and unpaid losses	173,548	82,041
Goodwill	76,938	79,406
Property and equipment, at cost (less accumulated depreciation of $141,295 and $132,930)	105,364	104,036
Receivable for investments sold	77,464	111,130
Derivative assets	1,419,707	1,722,696
Current income taxes	240,871	142,763
Deferred income taxes, net	2,374,164	1,173,658
Other assets	1,239,273	288,639

Total assets	$29,657,074	$47,415,074

Liabilities, Minority Interests and Shareholders' Equity
Liabilities:
Deferred premium revenue	$3,424,402	$3,107,833
Loss and loss adjustment expense reserves	1,557,884	1,346,423
Investment agreements	4,666,944	16,107,909
Commercial paper	—	850,315
Medium-term notes (includes hybrid financial instruments at fair value $176,261 and $399,061)	6,339,527	12,830,777
Variable interest entity notes	1,791,597	1,355,792
Securities sold under agreements to repurchase	802,938	1,163,899
Short-term debt	—	13,383
Long-term debt	2,396,059	1,225,280
Deferred fee revenue	44,989	15,059
Payable for investments purchased	239	41,359
Derivative liabilities	7,045,598	5,037,112
Other liabilities	564,879	664,128

Total liabilities	28,635,056	43,759,269

Commitments and contingencies (see Note 26)

Minority interests in consolidated subsidiaries	27,598	—

Shareholders' Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—273,199,801 and 160,244,614	273,200	160,245
Additional paid-in capital	3,050,506	1,649,511
Retained earnings	1,629,187	4,301,880
Accumulated other comprehensive income (loss), net of deferred income tax of ($946,759) and ($275,291)	(1,775,954)	(490,829)
Treasury stock, at cost (shares—65,278,904 and 34,872,515)	(2,182,519)	(1,965,002)

Total shareholders' equity	994,420	3,655,805

Total liabilities, minority interests and shareholders' equity	$29,657,074	$47,415,074

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended December 31
In thousands except per share amounts	2008	2007	2006
Gross premiums written	$1,337,172	$819,207	$795,922
Ceded premiums	(21,570)	(75,012)	(82,590)

Net premiums written	1,315,602	744,195	713,332

Revenues:
Scheduled premiums earned	604,781	596,054	590,540
Refunding premiums earned	245,663	112,212	153,630

Premiums earned (net of ceded premiums of $117,451, $112,574 and $124,523)	850,444	708,266	744,170
Net investment income	1,550,896	2,200,353	1,807,421
Fees and reimbursements	42,940	56,396	66,113
Realized gains (losses) and other settlements on insured derivatives	(397,371)	116,196	80,780
Unrealized gains (losses) on insured derivatives	(1,822,679)	(3,726,782)	(4,980)

Net change in fair value of insured derivatives	(2,220,050)	(3,610,586)	75,800
Net realized gains (losses)	(1,752,045)	54,109	16,432
Net gains (losses) on financial instruments at fair value and foreign exchange	260,867	301,200	(4,589)
Net gains on extinguishment of debt	410,345	—	—
Insurance recoveries	—	6,400	—

Total revenues	(856,603)	(283,862)	2,705,347
Expenses:
Losses and loss adjustment	1,318,001	900,345	80,889
Amortization of deferred acquisition costs	74,805	66,873	66,012
Operating	306,197	238,872	241,303
Interest	1,171,783	1,575,740	1,183,880

Total expenses	2,870,786	2,781,830	1,572,084

Income (loss) from continuing operations before income taxes	(3,727,389)	(3,065,692)	1,133,263
Provision (benefit) for income taxes	(1,054,696)	(1,143,744)	320,080

Income (loss) from continuing operations	(2,672,693)	(1,921,948)	813,183
Income from discontinued operations, net of tax	—	—	6,076
Gain on sale of discontinued operations, net of tax	—	—	29

Income from discontinued operations	—	—	6,105

Net income (loss)	$(2,672,693)	$(1,921,948)	$819,288

Income (loss) from continuing operations per common share:
Basic	$(12.29)	$(15.17)	$6.12
Diluted	$(12.29)	$(15.17)	$5.95
Net income (loss) per common share:
Basic	$(12.29)	$(15.17)	$6.17
Diluted	$(12.29)	$(15.17)	$5.99
Weighted average number of common shares outstanding:
Basic	217,521,063	126,670,332	132,794,334
Diluted	217,521,063	126,670,332	136,694,798

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

	For the years ended December 31, 2008, 2007 and 2006
In thousands except per share amounts	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, January 1, 2006	156,602	156,602	1,435,590	5,747,171	399,381	(22,555)	(1,147,100)	6,591,644

Comprehensive income:
Net income	—	—	—	819,288	—	—	—	819,288
Other comprehensive loss:
Change in unrealized appreciation of investments net of change in deferred income taxes of $(77,511)	—	—	—	—	(130,913)	—	—	(130,913)
Change in fair value of derivative instruments net of change in deferred income taxes of $8,433	—	—	—	—	15,662	—	—	15,662
Change in foreign currency translation net of change in deferred income taxes of $2,995	—	—	—	—	37,163	—	—	37,163

Other comprehensive loss								(78,088)

Total comprehensive income								741,200

Treasury shares acquired under share repurchase program	—	—	—	—	—	—	—	—
Share-based compensation net of change in deferred income taxes of $(3,763)	1,728	1,728	97,512	—	—	(940)	(60,704)	38,536
Dividends (declared per common share $1.240, paid per common share $1.210)	—	—	—	(167,126)	—	—	—	(167,126)

Balance, December 31, 2006	158,330	158,330	1,533,102	6,399,333	321,293	(23,495)	(1,207,804)	7,204,254

SFAS 155 transition adjustment net of change in deferred income taxes of $(1,039)				(1,928)				(1,928)
Comprehensive loss:
Net loss	—	—	—	(1,921,948)	—	—	—	(1,921,948)
Other comprehensive loss:
Change in unrealized appreciation of investments net of change in deferred income taxes of $(352,050)	—	—	—	—	(653,231)	—	—	(653,231)
Change in fair value of derivative instruments net of change in deferred income taxes of $(99,454)	—	—	—	—	(184,700)	—	—	(184,700)
Change in foreign currency translation net of change in deferred income taxes of $3,415	—	—	—	—	25,809	—	—	25,809

Other comprehensive loss								(812,122)

Total comprehensive loss								(2,734,070)

Treasury shares acquired under share repurchase program	—	—	—	—	—	(9,954)	(659,944)	(659,944)
Share-based compensation net of change in deferred income taxes of $(7,260)	1,915	1,915	116,409	—	—	(1,424)	(97,254)	21,070
Dividends (declared per common share $1.360, paid per common share $1.330)	—	—	—	(173,577)	—	—	—	(173,577)

Balance, December 31, 2007	160,245	$160,245	$1,649,511	$4,301,880	($490,829)	(34,873)	($1,965,002)	$3,655,805

MBIA Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity (continued)

	For the years ended December 31, 2008, 2007 and 2006
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
In thousands except per share amounts	Shares	Amount				Shares	Amount
Comprehensive loss:
Net loss	—	—	—	(2,672,693)	—	—	—	(2,672,693)
Other comprehensive loss:
Change in unrealized appreciation of investments net of change in deferred income taxes of $(655,688)	—	—	—	—	(1,330,638)	—	—	(1,330,638)
Change in fair value of derivative instruments net of change in deferred income taxes of $125	—	—	—	—	231	—	—	231
Change in foreign currency translation net of change in deferred income taxes of $(15,905)	—	—	—	—	45,282	—	—	45,282

Other comprehensive loss								(1,285,125)

Total comprehensive loss								(3,957,818)

Issuance of common stock	110,779	110,779	1,448,908	—	—	—	—	1,559,687
Treasury shares acquired under share repurchase program	—	—	—	—	—	(30,468)	(220,784)	(220,784)
Share-based compensation net of change in deferred income taxes of $(15,616)	2,176	2,176	(47,913)	—	—	62	3,267	(42,470)

Balance, December 31, 2008	273,200	$273,200	$3,050,506	$1,629,187	$(1,775,954)	(65,279)	$(2,182,519)	$994,420

Disclosure of reclassification amount:
	2008	2007	2006
Change in unrealized appreciation of investments arising during the period, net of taxes	$(1,578,460)	$(603,429)	$(102,318)
Reclassification adjustment, net of taxes	247,822	(49,802)	(28,595)

Change in unrealized appreciation of investments, net of taxes	$(1,330,638)	$(653,231)	$(130,913)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31
In thousands	2008	2007	2006
Cash flows from operating activities of continuing operations:
Net income (loss)	$(2,672,693)	$(1,921,948)	$819,288
Loss from discontinued operations, net of tax	—	—	(6,076)
Gain on sale of discontinued operations, net of tax	—	—	(29)

Income (loss) from continuing operations	(2,672,693)	(1,921,948)	813,183
Adjustments to reconcile net income (loss) from continuing operations to net cash (used) provided by operating activities of continuing operations:
Amortization of bond discount (premiums), net	(21,878)	18,437	31,790
Increase (decrease) in accrued investment income	336,471	(63,592)	(130,420)
Increase in deferred acquisition costs	(88,116)	(22,960)	(22,445)
Increase (decrease) in deferred premium revenue	316,569	7,448	(46,346)
Decrease in prepaid reinsurance premiums	102,131	37,078	45,852
(Increase) decrease in reinsurance recoverable on paid and unpaid losses	(91,507)	(35,100)	12,024
Receivable from reinsurers on insured derivative contracts	(110,421)	—	—
Depreciation	9,640	10,158	8,644
(Increase) decrease in salvage and subrogation	(350,781)	72,408	(45,380)
Payable to reinsurers on recoveries	114,702	—	—
Increase (decrease) in loss and loss adjustment expense reserves	211,461	809,386	(184,465)
(Decrease) increase in accrued interest payable	(262,746)	125,870	156,539
Increase (decrease) in accrued expenses	103,215	380	(13,296)
Decrease in penalties and disgorgement accrual	—	(75,000)	—
Increase (decrease) in deferred fee revenue	29,930	197	(5,517)
Amortization of medium-term notes and commercial paper—(premium) discount, net	(13,951)	(21,067)	(18,073)
Net realized losses (gains) on sale of investments	798,447	(74,129)	(16,432)
Realized losses on other than temporarily impaired investments	953,598	20,020	—
Unrealized losses on insured derivatives	1,822,679	3,726,782	4,980
Net (gains) losses on financial instruments and foreign exchange	(260,867)	(301,200)	4,589
Current income tax (benefit) provision	(98,108)	(149,733)	60,340
Deferred income tax (benefit) provision	(532,630)	(1,197,358)	(29,589)
Gains on extinguishment of debt	(410,345)	—	—
Share-based compensation	(30,618)	14,947	20,379
Other, net	(10,216)	41,055	17,153

Total adjustments to net income (loss)	2,516,659	2,944,027	(149,673)

Net cash (used) provided by operating activities of continuing operations	(156,034)	1,022,079	663,510

Cash flows from investing activities of continuing operations:
Purchase of fixed-maturity securities	(13,547,164)	(30,015,490)	(21,235,810)
Sale and redemption of fixed-maturity securities	29,275,392	25,837,972	16,748,147
Purchase of held-to-maturity investments	(1,764,801)	(1,085,350)	(1,764,662)
Redemptions of held-to-maturity investments	3,803,709	1,065,798	1,965,142
(Purchase) sale of short-term investments, net	3,582	(1,733,651)	(677,672)
(Purchase) sale of other investments, net	338,945	(62,412)	189,258
Decrease (increase) in receivable for investments sold	33,666	(33,537)	(2,806)
Decrease in payable for investments purchased	(41,120)	(278,281)	(19,757)
Capital expenditures	(10,991)	(12,404)	(10,955)
Disposals of capital assets	1	4,188	42
Other, investing	—	2,367	2,171

Net cash provided (used) by investing activities of continuing operations	18,091,219	(6,310,800)	(4,806,902)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of investment agreements	1,653,767	9,551,560	6,162,472
Payments for withdrawals of investment agreements	(13,122,460)	(6,135,540)	(4,674,850)
Increase (decrease) in commercial paper	(863,039)	61,214	(154,974)
Issuance of medium-term notes	2,131,561	6,561,077	7,588,977
Principal paydown of medium-term notes	(8,280,953)	(4,854,189)	(4,188,420)
Issuance of variable interest entity notes	—	—	300,000
Principal paydown of variable interest entity notes	(138,471)	(94,182)	(134,122)
Securities sold under agreements to repurchase, net	(360,961)	994,467	(476,911)
Dividends paid	(42,640)	(172,753)	(162,851)
Gross proceeds from issuance of common stock	1,628,405	—	—
Capital issuance costs	(82,236)	(6,874)	(2,209)
Net proceeds from issuance of warrants	21,467	—	—
Net proceeds from issuance of preferred stock of subsidiary	387,598	—	—
Net proceeds from issuance of long-term debt	983,457	—	—
Repayment for retirement of long-term debt	(132,583)	—	—
Repayment for retirement of short-term debt	(13,383)	(27,515)	(17,847)
Net proceeds from bank loans	338,820	—	—
Proceeds (payments) for derivative settlements	424,251	(9,313)	(26,415)
Purchase of treasury stock	(220,784)	(738,805)	(61,353)
Exercise of stock options	—	38,897	44,221
Restricted stock awards settlements	2,634	—	—
Excess tax (provision) benefit on share-based payment	(2,679)	7,260	3,762
Collateral posted under repurchase agreements	(30,502)	—	—
Collateral (to) from swap counterparty	(201,705)	110,586	—
Other, financing	1,302	(2,714)	(2,015)

Net cash (used) provided by financing activities of continuing operations	(15,919,134)	5,283,176	4,197,465

MBIA Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Years ended December 31
In thousands	2008	2007	2006
Discontinued operations:
Net cash used by operating activities	—	—	(2,418)
Net cash provided by investing activities	—	—	4,122
Net cash used by financing activities	—	—	(8,210)
Net increase (decrease) in cash and cash equivalents	2,016,051	(5,545)	47,567
Cash and cash equivalents—beginning of year	263,732	269,277	221,710

Cash and cash equivalents—end of year	$2,279,783	$263,732	$269,277

Supplemental cash flow disclosures:
Income taxes (refunded) paid, net	$(433,740)	$198,896	$287,688
Interest paid:
Investment agreements	$615,651	$661,963	$514,647
Commercial paper	15,445	42,817	41,121
Medium-term notes	385,354	654,093	406,519
Variable interest entity notes	55,634	74,251	58,394
Securities sold under agreements to repurchase	38,134	28,070	41,854
Liquidity loans	5,563	—	—
Other borrowings and deposits	2,922	5,025	8,332
Long-term debt	144,550	78,224	78,304
Non cash items:
Share-based compensation	$(30,618)	$14,947	$20,379
Dividends declared but not paid	—	42,640	41,816

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business and Organization

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates the largest financial guarantee insurance business in the industry and a substantial asset/liability management program. MBIA also provides asset management and other specialized financial services. These activities are managed through two principal business operations: insurance and investment management services. Corporate operations include revenues and expenses that arise from general corporate activities. MBIA’s insurance and certain investment management services programs have historically relied upon triple-A credit ratings. The loss of those ratings in the second quarter of 2008 resulted in a dramatic reduction in the Company’s business activities. As of December 31, 2008, MBIA Insurance Corporation was rated AA with a negative outlook by Standard & Poor’s Corporation (“S&P”) and Baa1 with a developing outlook by Moody’s Investors Service, Inc. (“Moody’s”).

Insurance Operations

MBIA’s insurance operations have been principally conducted through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). MBIA Corp.’s guarantees insure municipal bonds, asset-backed and mortgage-backed securities (“ABS” and “MBS”, respectively), investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, and bonds backed by other revenue sources such as corporate franchise revenues. Insured ABSs include collateral consisting of a variety of consumer loans, corporate loans and bonds, trade and export receivables, aircraft, equipment and real property leases and insured MBSs include collateral consisting of residential and commercial mortgages. Additionally, MBIA Corp. has insured credit default swaps (“CDSs”) on structured pools of corporate obligations, residential mortgage-backed securities (“RMBS”), and commercial real estate backed securities and loans. The financial guarantees issued by MBIA Corp. provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due. The obligations are generally not subject to acceleration, except that MBIA Corp. may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. Certain investment agreement contracts written by MBIA Inc. and insured by MBIA Corp. are terminable upon ratings downgrades, and if MBIA Inc. were to have insufficient assets to pay the termination payments, MBIA Corp. would make such payments.

On February 25, 2008, the Company announced that it had ceased insuring new credit derivative contracts except in transactions related to the reduction of existing derivative exposure. In addition, the Company announced that it suspended the writing of all new structured finance business for approximately six months. Currently, the global structured finance market is generating very little new business, and it is uncertain how or when the Company may re-engage this market. The municipal bond market has also seen a drop in the demand for bond insurance, but the Company expects to compete for this business in the future. While the Company has written almost no traditional direct insurance business in the second half of 2008, MBIA Corp. provided reinsurance for a portfolio of United States (“U.S.”) public finance bonds originally insured by Financial Guaranty Insurance Company (“FGIC”) with total assumed par of $181 billion. Refer to “Note 18: Reinsurance” for further details of this transaction.

In February 2008, the Company announced its intention to reorganize its insurance operations in a manner that would provide public finance and structured finance insurance from separate operating entities. In February 2009, after receiving the required regulatory approvals, the Company restructured its principal insurance subsidiary, MBIA Insurance Corporation, and established a separate U.S. public finance financial guarantee insurance company using MBIA Insurance Corp. of Illinois (“MBIA Illinois”), an existing public finance financial guarantee insurance company wholly owned by MBIA. Refer to “Note 28: Subsequent Events” for information about this reorganization.

Investment Management Services Operations

MBIA’s investment management services operations include a substantial asset/liability management business, in which it has issued debt and investment agreements, which are insured by MBIA Corp., to capital markets and municipal investors and then initially purchased assets that largely matched the duration of those liabilities. The ratings downgrades of MBIA Corp. have resulted in the termination of certain investment agreements and,

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business and Organization (continued)

together with the cost and availability of funding, have significantly adversely affected this business. MBIA’s investment management services operations also provide cash management, discretionary asset management and structured products to the public, not-for-profit, corporate and financial sectors.

Discontinued Operations

In December 2006, MBIA completed the sale of Capital Asset Holdings GP, Inc. and certain affiliated entities (“Capital Asset”). The sale of Capital Asset also included three variable interest entities (“VIEs”) established in connection with MBIA-insured securitizations of Capital Asset tax liens, which were consolidated within the Company’s insurance operations in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” In December 2006, MBIA completed the sale of MBIA MuniServices Company and certain of its wholly owned subsidiaries (“MuniServices”) to an investor group led by the management of MuniServices. MBIA’s municipal services operations consisted of the activities of MuniServices and Capital Asset. As a result of the sale of MuniServices and Capital Asset, the Company no longer reports municipal services operations and the assets, liabilities, revenues and expenses of these entities have been reported within discontinued operations for 2006 in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Refer to “Note 16: Discontinued Operations” for information relating to the Company’s discontinued operations.

Liquidity

As a financial guarantee insurance and investment management services company, MBIA is materially affected by conditions in global financial markets. During 2008, conditions and events in these markets, along with the loss of MBIA Insurance Corporation’s triple-A credit ratings, have created substantial liquidity risk for the Company.

The Company has instituted a liquidity risk management framework to evaluate its enterprise-wide liquidity position. The primary objective of this risk management system is to monitor potential liquidity constraints and guide the proactive management of liquidity resources to ensure adequate protection against liquidity risk. MBIA’s liquidity risk management framework monitors the Company’s cash and liquid asset resources using stress-scenario testing. Members of MBIA’s senior management meet frequently to review liquidity metrics, discuss contingency plans and establish target liquidity cushions on an enterprise-wide basis.

As part of MBIA’s liquidity risk management framework, the Company also evaluates and manages liquidity on both a legal entity basis and a segment basis. Segment liquidity is an important consideration for the Company as it conducts the operations of its corporate segment and certain activities within the asset/liability products segment of the Company’s investment management services operations from MBIA Inc. During 2008, dislocation in the global financial markets, the overall economic downturn in the U.S., and the loss of MBIA Corp.’s triple-A insurance financial strength ratings have significantly increased the liquidity needs and decreased the financial flexibility in the Company’s segments. MBIA has satisfied all of its payment obligations from cash generated from operations, the issuance of equity and debt, and sales of investments. The Company believes that it has adequate resources to meet its ongoing liquidity needs in both the short-term and the long-term. However, if the current market dislocation and economic conditions persist for an extended period of time or worsen, the Company’s liquidity resources will experience further stress.

Insurance Liquidity

Liquidity risk arises in the Company’s insurance operations when claims on insured exposures result in payment obligations, when operating cash inflows fall primarily due to depressed writings of new insurance or lower investment income, or when assets experience credit defaults or significant declines in fair value. Prior to 2008, loss payments were immaterial relative to the significant operating cash flows of this business.

MBIA’s financial guarantee insurance business model is built upon the premise of “pay-as-you-go” cash flows. Its financial guarantee contracts and CDS contracts cannot be accelerated (absent an insolvency or payment default

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business and Organization (continued)

of MBIA Corp.), thereby mitigating liquidity risk. However, when a default or impairment of an insured obligation occurs, MBIA encounters liquidity risk resulting from its irrevocable pledge to pay principal and interest, or other amounts owing on insured obligations, when due. Additionally, MBIA’s insurance operations require cash for the payment of operating expenses, as well as principal and interest related to its surplus notes and preferred stock issuance. Finally, MBIA Corp. also provides secured lending to the Company’s asset/liability products segment to support its business operations and liquidity position, as described below. These lending arrangements reduce the liquidity position of MBIA Corp.

Beginning in the fourth quarter of 2007 and throughout 2008, MBIA has made a significant amount of payments associated with insured second-lien RMBS securitizations, as well as settlement payments relating to CDS contracts referencing ABS collateralized debt obligations (“CDOs”). Among MBIA’s outstanding insured portfolio, these types of payments exhibit the highest degree of volatility and, therefore, pose material liquidity risk. The level of future loss payments on second-lien RMBS, CDO-squared, and ABS CDO transactions is dependent upon the performance trends of the underlying collateral supporting these insured transactions.

In order to monitor liquidity risk and maintain appropriate liquidity resources for payments associated with MBIA’s residential mortgage related exposures, the Company employs a stress scenario-based liquidity model using the same “Roll Rate Default Methodology” as it uses in its loss reserving. Using this methodology, the Company estimates the level of payments that would be required to be made under low probability stress-level default assumptions of the underlying collateral taking into account MBIA’s obligation to cover such defaults under its insurance policies. These estimated payments, together with all other significant operating, financing and investing cash flows are forecasted over the next 24-month period on a monthly basis and then annually thereafter to the final maturity of the longest dated outstanding insured obligation. The stress-loss scenarios and cash flow forecasts are frequently updated to account for changes in risk factors and to reconcile differences between forecasted and actual payments.

In addition to MBIA’s residential mortgage stress scenario, the Company also monitors liquidity risk using a Monte Carlo estimation of potential stress-level claims for all insured principal and interest payments due in the next 12-month period at a 99.99% confidence interval. These probabilistically determined payments are then compared to the Company’s invested assets to ensure adequate coverage of worst-case loss scenario measurements. This theoretic liquidity model supplements the scenario-based liquidity model described above providing the Company with a robust set of liquidity metrics with which to monitor its risk position.

The Company manages the investment portfolio of its insurance operations in a conservative manner to maintain cash and liquid securities in an amount in excess of all stress scenario payment requirements. To the extent the Company’s liquidity resources fall short of its target liquidity cushion under the stress-loss scenario testing, the Company will seek to increase its cash holdings position, primarily through the sale of high-quality bonds held in its investment portfolio.

Investment Management Services Liquidity

Within MBIA’s investment management services operations, the asset/liability products segment had material liquidity needs during 2008. In addition to the payment of operating expenses, cash needs in the asset/liability products segment are primarily for the payment of principal and interest on investment agreements and medium-term notes, and for posting collateral under repurchase agreements, derivatives and investment agreements. During 2008, liquidity needs increased significantly due to the requirement to post additional high-grade eligible collateral and to fund terminations of certain investment agreements resulting from the downgrades of MBIA Corp. by the credit rating agencies. The sources of cash within the asset/liability products segment used to meet its liquidity needs include scheduled maturities of high-quality assets, net investment income and dedicated capital held within the investment management services operations. If needed, assets held within the segment can be sold or used in secured repurchase agreement borrowings to raise cash. However, the Company’s ability to sell assets or borrow against non-U.S. government securities in the fixed-income markets decreased dramatically and the cost of such transactions increased dramatically in 2008 due to the impact of the credit crisis on the

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business and Organization (continued)

willingness of investors to purchase or lend against even very high-quality assets. In addition, negative net interest spread between asset and liability positions resulted from the need to hold cash as collateral against terminable investment agreement contracts and reduced the cash flow historically provided by net investment income.

In order to monitor liquidity risk and maintain appropriate liquidity resources for near-term cash and collateral requirements within MBIA’s asset/liability products segment, the Company calculates monthly forecasts of asset and liability maturities, as well as collateral posting requirements. Cash availability at the low point of the Company’s 12-month forecasted cash flows is measured against one-week and one-year liquidity needs using stress-scenario testing of each of the potential liquidity needs described above. To the extent there is a shortfall in MBIA’s liquidity coverage, the Company proactively manages its cash position and liquidity resources to maintain an adequate cushion to the stress scenario. These resources include the sale of unpledged assets, the use of free cash at the holding company, and potentially increased borrowings from MBIA Insurance Corporation.

The asset/liability products segment, through MBIA Inc., has maintained simultaneous repurchase and reverse repurchase agreements with MBIA Insurance Corporation under which MBIA Inc. borrowed government securities in exchange for lending other high-quality fixed-income securities to MBIA Insurance Corporation. The government securities borrowed by the asset/liability products segment are pledged to counterparties under collateralized investment agreements and repurchase agreements. Security borrowings under these agreements totaled $1.3 billion as of December 31, 2008. In connection with the Company’s restructuring of MBIA Insurance Corporation in February 2009, the assets borrowed by MBIA Inc. were transferred from MBIA Insurance Corporation to MBIA Illinois. As a result, the Company terminated the repurchase and reverse repurchase agreements between MBIA Inc. and MBIA Insurance Corporation and established new agreements between MBIA Inc. and MBIA Illinois for up to $2 billion under substantially the same terms.

As a result of the increased liquidity needs in MBIA’s investment management services operations, in the fourth quarter of 2008, the Company transferred $600 million from its corporate segment to its asset/liability products segment and established an intercompany repurchase agreement between MBIA Inc. and MBIA Insurance Corporation for up to $2 billion to support the projected liquidity needs of the segment. Pursuant to the repurchase agreement, the asset/liability products segment may transfer securities in its portfolio to MBIA Insurance Corporation in exchange for up to $2 billion in cash. In the event that the book value of the transferred securities declines below the amount outstanding under the facility, MBIA Inc. will be required to transfer additional securities or reduce the outstanding amount. The repurchase arrangement was approved by the New York State Insurance Department (“NYSID”) and, in connection with the approval, MBIA Inc. agreed to repay amounts transferred under the repurchase agreement before returning the $600 million that the corporate segment transferred to the asset/liability products segment.

Corporate Liquidity

Liquidity needs in MBIA’s corporate segment are highly predictable and comprise principal and interest payments on corporate debt, operating expenses and dividends to MBIA Inc. shareholders. Liquidity risk is associated primarily with the dividend capacity of MBIA Insurance Corporation, the distributable earnings of the investment management services operations conducted by MBIA Inc., dividends from asset management subsidiaries, investment income and the Company’s ability to issue equity and debt. Additionally, the corporate segment maintains excess cash and investments to ensure it is able to meet its ongoing short-term and long-term cash requirements in the event that cash becomes unavailable from one or more sources.

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

Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the reclassification of premiums from the Company’s insured derivatives portfolio from “Scheduled premiums earned”, “Refunding premiums earned”, “Premiums earned” and “Fees and reimbursements” to “Realized gains (losses) and other settlements on insured derivatives” and the reclassification of unrealized gains and losses on the Company’s insured derivatives portfolio from “Net gains (losses) on financial instruments at fair value and foreign exchange” to “Unrealized gains (losses) on insured derivatives”, both of which had no effect on total revenues and total expenses as previously reported. Additionally, “Gross premiums written”, “Ceded premiums written” and “Net premiums written” exclude premiums from the Company’s insured derivatives portfolio. Amounts reclassified in prior years’ financial statements also include the reclassification of net interest income and expense and net realized gains and losses related to non-hedging derivative instruments from “Net investment income”, “Interest expense”, and “Net realized gains (losses)”, respectively, to “Net gains (losses) on financial instruments at fair value and foreign exchange.”

Consolidation

The consolidated financial statements include the accounts of MBIA Inc., its wholly owned subsidiaries and all other entities in which the Company has a controlling financial interest. All material intercompany balances and transactions have been eliminated. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether an entity is a voting interest entity, a VIE or a qualifying special-purpose entity (“QSPE”).

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Investments

The Company classifies its fixed-maturity investments as either available-for-sale or held-to-maturity, as defined by SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale investments are reported in the consolidated balance sheets at fair value, with unrealized gains and losses, net of deferred taxes, reflected in accumulated other comprehensive income (loss) in shareholders’ equity. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities. For bonds purchased at a price above par value that also have call features, premiums are amortized to the call date that produces the lowest yield. For mortgage-backed and asset-backed securities, discounts and premiums are adjusted quarterly for the effects of actual and expected prepayments on a retrospective basis. For pre-refunded bonds, the remaining term is determined based on the contractual refunding date. Investment income is recorded as earned. Realized gains or losses on the sale of investments are determined by utilizing the first-in, first-out method to identify the investments sold and are included as a separate component of revenues.

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

Short-term investments are carried at fair value, and include all fixed-maturity securities with a remaining effective term to maturity of less than one year, commercial paper and money market securities.

Other investments include the Company’s investment in equity securities. In accordance with SFAS 115, the Company records its share of the unrealized gains and losses on equity investments, net of applicable deferred income taxes, in accumulated other comprehensive income (loss) in shareholders’ equity when it does not have a controlling financial interest in or exert significant influence over an entity (generally a voting interest of less than 20%).

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

At each balance sheet date, MBIA evaluates its investments for which fair value is less than amortized cost to determine whether the decline in value is other than temporary. An investment is considered for a potential other-than-temporary impairment if it meets any of the following criteria:

•

The security’s current fair value is less than current book value by a magnitude of 5% or greater, and the fair value has been less than book value by at least 5% for a period of greater than twelve months; or

•	the security’s fair value is less than current book value by a magnitude of 20% or greater.

If any of the above criteria are met, further analysis is performed to determine whether the impairment is other than temporary. In assessing whether a decline in value is other than temporary, the Company considers several factors, including but not limited to (a) the magnitude and duration of the decline, (b) the reasons for the decline, such as general interest rate or credit spread movements, credit rating downgrades, issuer-specific changes in credit spreads, and the financial condition of the issuer, and (c) any guarantees associated with a security such as those provided by investment-grade financial guarantee insurance companies. The recoverability of amortized cost for ABSs and CDOs is assessed using discounted cash flow modeling and the recoverability of amortized cost for corporate obligations is assessed using issuer-specific credit analyses. Based on this assessment, if the Company believes that either (a) the investment’s fair value will not recover to an amount equal to its amortized cost or (b) the Company does not have the ability and intent to hold the investment to maturity or until the fair value recovers to an amount at least equal to amortized cost, it will consider the decline in value to be other than

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

temporary. If MBIA determines that a decline in the value of an investment is other than temporary, the investment is written down to its fair value and a realized loss is recorded in its statement of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with banks with original maturities of less than 90 days.

Policy Acquisition Costs

Policy acquisition costs include those expenses that relate primarily to, and vary with, the acquisition of new insurance business. The Company periodically conducts a study to determine which operating costs have been incurred to acquire new insurance business and qualify for deferral. For business produced directly by MBIA Corp., such costs include compensation of employees involved in underwriting and policy issuance functions, certain rating agency fees, state premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. Policy acquisition costs also include ceding commissions paid by the Company in connection with assuming business from other financial guarantors. Policy acquisition costs, net of ceding commissions received, related to non-derivative insured financial guarantee transactions are deferred and amortized over the period in which the related premiums are earned. Policy acquisition costs related to insured derivative transactions are expensed as incurred.

MBIA will recognize a premium deficiency if the sum of expected loss and loss adjustment expenses (“LAE”) and unamortized policy acquisition costs exceed the related unearned premiums. If MBIA were to have a premium deficiency that is greater than unamortized acquisition costs, the unamortized acquisition costs would be reduced by a charge to expense, and a liability (if necessary) would be established for any remaining deficiency. As of December 31, 2008, there have been no premium deficiencies. Although GAAP permits the inclusion of anticipated investment income when determining a premium deficiency, it is currently not being included in the Company’s evaluation.

Goodwill

Goodwill represents the excess of the cost of acquiring a business enterprise over the fair value of the net assets acquired. Under SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at least annually. An impairment loss is triggered if the estimated fair value of an operating segment is less than its carrying value. Refer to “Note 13: Goodwill” for an explanation of the Company’s annual impairment test.

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

Derivatives

Under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivative instruments are required to be recognized on the balance sheet as either assets or liabilities depending on the rights or obligations under the contract and are required to be measured at fair value. The recognition of changes in the fair value of a derivative within the statement of operations will depend on the intended use of the derivative. If the derivative does not qualify as part of a hedging relationship or is not designated as such, the gain or loss on the derivative is recognized in the statement of operations. For derivatives that qualify for hedge accounting, the gain or loss is either recognized in income along with an offsetting adjustment made to the hedged item, or the effective portion of the gain or loss is deferred in other comprehensive income (loss), net of tax, and reclassified into income in the same period(s) that the hedged item affects income. To qualify for hedge accounting, the derivative must qualify as a fair value hedge, a cash flow hedge, or a foreign currency hedge.

The nature of the Company’s business activities requires the management of various financial and market risks, including those related to changes in interest rates and foreign currency exchange rates. The Company uses derivative instruments to mitigate or eliminate certain of those risks. The Company designates derivatives as fair value hedges, cash flow hedges and foreign currency hedges.

A fair value hedge represents the hedging of an exposure to changes in the fair value of an asset, liability, or unrecognized firm commitment that is attributable to a particular risk. A cash flow hedge represents the hedging of an exposure to the variability in expected future cash flows that is attributable to a particular risk. A derivative instrument or a non-derivative financial instrument that results in a foreign currency transaction gain or loss arising under SFAS 52, “Foreign Currency Translation,” can be designated as hedging changes in the fair value of an unrecognized firm commitment, or a specific portion, attributable to foreign currency exchange rates.

For a qualifying fair value hedge, gains and losses on the hedging instrument are recognized in income, and gains and losses (change in fair value) on the hedged item attributable to the hedged risk are recorded as an adjustment to the carrying amount of the hedged item and recognized in income. For a qualifying cash flow hedge, the effective portion of the gain or loss on a derivative designated as a cash flow hedge is reported in other comprehensive income (loss), net of tax, and the ineffective portion is reported in income. The effective portions of the gain or loss of the derivative deferred in accumulated other comprehensive income (loss), net of tax, is then reclassified into income in the same period or periods during which the hedged forecasted transaction affects income.

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

Certain of the Company’s financial guarantees that meet the definition of a derivative are subject to a financial guarantee scope exception, as defined in SFAS 133. This scope exception provides that financial guarantee contracts are not subject to SFAS 133 only if:

•

They provide for payments to be made solely to reimburse the guaranteed party for failure of the debtor to satisfy its required payment obligations under a non-derivative contract, either at pre-specified

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

payment dates or accelerated payment dates, as a result of the occurrence of an event of default (as defined in the financial obligation covered by the guarantee contract) or notice of acceleration being made to the debtor by the creditor;

•	payment under the financial guarantee contract is made only if the debtor’s obligation to make payments as a result of conditions as described above is past due; and

•

the guaranteed party is, as a precondition in the contract (or in the back-to-back arrangement, if applicable) for receiving payment of any claim under the guarantee, exposed to the risk of nonpayment both at inception of the financial guarantee contract and throughout its term either through direct legal ownership of the guaranteed obligation or through a back-to-back arrangement with another party that is required by the back-to-back arrangement to maintain direct ownership of the guaranteed obligation.

Financial guarantee contracts which have any of the following would not qualify for the financial guarantee scope exception:

•	Payments are required based on changes in the creditworthiness of a referenced credit, rather than failure of that debtor to pay when due (i.e., default);

•	the “guaranteed party” is not actually exposed to loss (that is, it neither owns the referenced asset nor is itself a guarantor of that asset) throughout the term of the contract; or

•	the compensation to be paid under the contract could exceed the amount of loss actually incurred by the guaranteed party.

Approximately 82% of the Company’s financial guarantee contracts qualify for the scope exception defined above and, therefore, are accounted for in accordance with SFAS 60, “Accounting and Reporting by Insurance Enterprises.” The remaining contracts do not meet the scope exception, primarily because the guaranteed party is not exposed to the risk of nonpayment both at inception of the financial guarantee contract and throughout its term. These contracts are accounted for as derivatives and reported on the Company’s balance sheet as either assets or liabilities, depending on the rights or obligations under the contract, at fair value. The Company refers to these contracts as insured CDS contracts.

Contracts that do not in their entirety meet the definition of a derivative instrument, such as bonds, insurance policies and leases, may contain embedded derivative instruments, which are implicit or explicit terms that affect some or all of the cash flows or the value of other exchanges required by the contract in a manner similar to a derivative instrument. The effect of including or embedding a derivative instrument in another contract, referred to as the host contract, is that some or all of the cash flows or other exchanges that otherwise would be required by the host contract, whether unconditional or contingent upon the occurrence of a specified event, will be modified based on one or more underlying references.

Refer to “Note 7: Derivative Instruments” for a further discussion of the Company’s use of derivatives and their impact on the Company’s financial statements and “Note 4: Fair Value of Financial Instruments” for derivative valuation techniques and fair value disclosures.

Fair Value Measurements—Definition and Hierarchy

MBIA adopted the provisions of SFAS 157, “Fair Value Measurements” excluding non-financial assets and liabilities per FASB Staff Position No. (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” beginning January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.

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

•

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail any degree of judgment. Assets utilizing Level 1 inputs generally include U.S. Treasuries, foreign government bonds and certain corporate obligations that are highly liquid and actively traded.

•

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Level 2 assets include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, securities which are priced using observable inputs and derivative contracts whose values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Assets and liabilities utilizing Level 2 inputs include: U.S. government and agency MBSs; most over-the-counter (“OTC”) derivatives; corporate and municipal bonds; and certain MBSs or ABSs.

•

Level 3—Valuations based on inputs that are unobservable and supported by little or no market activity and that are significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Assets and liabilities utilizing Level 3 inputs include certain MBS, ABS and CDO securities where observable pricing information was not able to be obtained for a significant portion of the underlying assets; and complex OTC derivatives (including certain foreign currency options; long-dated options and swaps; and certain credit derivatives) and insured derivatives that require significant management judgment and estimation in the valuation.

The level of activity in a market contributes to the determination of whether an input is observable. An active market is one in which transactions for an asset or liability occurs with sufficient frequency and volume to provide pricing information on an ongoing basis. In determining whether a market is active or inactive, the Company considers the following traits to be indicative of an active market:

•	Transactions are frequent and observable;

•	prices in the market are current;

•	price quotes among dealers do not vary significantly over time; and

•	sufficient information relevant to valuation is publicly available.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that it believes market participants would use in pricing the asset or liability at

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3. The Company has also taken into account its own nonperformance risk and that of its counterparties when measuring fair value.

The Company previously elected to record at fair value under SFAS 155, “Accounting for Certain Hybrid Financial Instruments” certain financial instruments that contained an embedded derivative requiring bifurcation under SFAS 133. These instruments included certain medium-term notes and certain available-for-sale securities. Management elected to fair value hybrid instruments in those instances where the host contract and the embedded derivative were not separately subject to a hedging relationship.

Refer to “Note 4: Fair Value of Financial Instruments” for additional fair value disclosures.

Loss and Loss Adjustment Expenses

Loss and LAE reserves are established by the Company’s Loss Reserve Committee, which consists of members of senior management. This estimate requires the use of judgment and estimates with respect to the occurrence, timing and amount of a loss on an insured obligation. Loss and LAE reserves relate only to MBIA’s non-derivative financial guarantees.

The Company establishes two types of loss and LAE reserves: an unallocated loss reserve and case basis reserves. The unallocated loss reserve is established with respect to the Company’s entire non-derivative insured portfolio. The Company’s unallocated loss reserve represents the Company’s estimate of losses that have occurred or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. Case basis reserves represent the Company’s estimate of probable losses on specifically identified credits that have defaulted or are expected to default.

Unallocated Loss Reserve

The unallocated loss reserve is increased on a quarterly basis using a formula that applies a “loss factor” to the Company’s scheduled net earned premium for the respective quarter, both of which are defined and set forth below. This increase in the unallocated reserve is included in the Company’s provision for loss and loss adjustment expenses as reported on the Company’s consolidated statements of operations. Scheduled net earned premium represents total quarterly premium earnings, net of reinsurance, from all policies in force less the portion of quarterly premium earnings that have been accelerated as a result of the refunding or defeasance of insured obligations. Total earned premium as reported on the Company’s consolidated statements of operations includes both scheduled net earned premium and premium earnings that have been accelerated, net of reinsurance. Once a policy is originated, the amount of scheduled net earned premium recorded in earnings will be included in the Company’s calculation of its unallocated loss reserve. When an insured obligation is refunded, defeased or matures, the Company does not reverse the unallocated loss reserve previously generated from the scheduled net earned premium on such obligation as the Company’s unallocated loss reserve is not specific to any individual obligation.

Each quarter the Company calculates its provision for the unallocated loss reserve as a fixed percent of scheduled net earned premium of the insurance operations. Prior to the first quarter of 2008, scheduled net earned premium of the insurance operations included premiums from both its non-derivative insured portfolio and its insured derivative portfolio. Effective January 1, 2008, premiums from insured derivative contracts are no longer included as part of scheduled net earned premium but are rather reported as part of “Realized gains (losses) and other settlements on insured derivatives.” As a result, the Company increased its loss factor to 14.5% from 12% in order to maintain a loss and LAE provision consistent with that calculated using historical scheduled net earned premium.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

On an annual basis, the Loss Reserve Committee evaluates the appropriateness of the fixed percent loss factor. In performing this evaluation, the Loss Reserve Committee considers the composition of the Company’s insured portfolio by public finance sector, structured asset class, remaining maturity and credit quality, along with the latest industry data, including historical default and recovery experience for the relevant sectors of the fixed-income market. In addition, the Company considers its own historical loss activity and how those losses developed over time. The Loss Reserve Committee reviews the results of its annual evaluation over a period of several years to determine whether any long-term trends are developing that indicate the loss factor should be increased or decreased. Therefore, case basis reserves established in any year may be above or below the loss factor without requiring an increase or decrease to the loss factor. However, if a catastrophic or unusually large loss occurred in a single year or if the Loss Reserve Committee determined that any change to one or more of the variables that influence the loss factor is likely to have an impact on the level of probable losses in its insured portfolio, the Loss Reserve Committee will increase or decrease the loss factor accordingly, which will result in an increase or decrease in the Company’s provision for loss and LAE. Alternatively, the Loss Reserve Committee may establish additional reserves for sectors within the Company’s insured portfolio that it believes have a significantly higher risk of loss relative to the insured portfolio taken as a whole and not increase the loss factor.

Several variables are considered by the Loss Reserve Committee when evaluating the adequacy of the loss factor over an extended period of time. For example, as external and internal statistical data are applied to the various sectors of the Company’s insured portfolio, a shift in business written toward sectors with high default rates would likely increase the loss factor, while a shift toward sectors with low default rates would likely decrease the loss factor. Additionally, increases in statistical default rates relative to the Company’s insured portfolio and in the Company’s actual loss experience or decreases in statistical recovery rates and in the Company’s actual recovery experience would likely increase the Company’s loss factor. Conversely, decreases in statistical default rates relative to the Company’s insured portfolio and in the Company’s actual loss experience or increases in statistical recovery rates and in the Company’s actual recovery experience would likely decrease the Company’s loss factor.

When a case basis reserve is established, MBIA reclassifies the estimated amount from its unallocated loss reserve in an amount equal to the specific case basis loss reserve. Therefore, the amount of available unallocated loss reserve at the end of each period is reduced by the actual case basis reserves established in the same period. Such reclassification has no effect on the Company’s statement of operations as the unallocated loss reserve and specific case basis reserves, gross of recoveries from reinsurers, are reported as liabilities within “Loss and loss adjustment expense reserves” on the Company’s balance sheet. In the event that case basis reserves develop at a significantly faster or slower rate than anticipated by applying the loss factor to net scheduled earned premium, the Company will perform a qualitative evaluation with respect to the adequacy of the remaining unallocated loss reserve. In performing this evaluation, the Company considers the anticipated amounts of future transfers to existing case basis reserves, as well as the likeliness those policies for which case basis reserves have not been established will require case basis reserves at a faster or slower rate than initially expected.

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

Case Basis Reserve

MBIA establishes new case basis reserves with respect to a specific insurance policy when the Loss Reserve Committee determines that (i) a claim has been made or is probable in the future with respect to such policy based on specific credit events that have occurred and (ii) the amount of the ultimate loss that MBIA will incur under such policy can be reasonably estimated. The amount of the case basis reserve with respect to any policy

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

is based on the net present value of the expected ultimate losses and loss adjustment expense payments that the Company expects to pay with respect to such policy, net of expected recoveries under salvage and subrogation rights. As of December 31, 2008, the amount of the expected loss, net of expected recoveries, was present valued using a discount rate equal to the yield-to-maturity of MBIA Insurance Corporation’s fixed-income investment portfolio, excluding investments in money market funds and including intercompany loans under repurchase agreements. As of December 31, 2007 and 2006, the discount rate was equal to the yield-to-maturity of the consolidated fixed-income portfolio of the Company’s insurance subsidiaries at the end of the preceding fiscal quarter. The change in the discount rate was made to better align the discount rate with (a) the entity establishing loss reserves and, (b) the current yield profile of the investment portfolio. The Company believes the investment portfolio yield is an appropriate rate of return for present valuing its reserves as it reflects the rate of return on the assets supporting future claim payments by the Company. The discount rate used as of December 31, 2008, 2007 and 2006 was 5.03%, 5.06% and 5.10%, respectively. Once a case basis reserve is established for an insured obligation, the Company continues to record premium revenue to the extent premiums have been or are expected to be collected on that obligation.

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

A number of variables are taken into account in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligation, the projected cash flow or market value of any assets that support the insured obligation and the historical and projected loss rates on such assets. Factors that may affect the actual ultimate realized losses for any policy include economic conditions and trends, changes in interest rates, rates of inflation, changes in borrower behavior, and the default rate and salvage values of specific collateral.

The Company’s loss reserving policy, described above, is based on guidance provided in SFAS 60, SFAS 5, “Accounting for Contingencies” and analogies to Emerging Issues Task Force (“EITF”) 85-20, “Recognition of Fees for Guaranteeing a Loan.” SFAS 60 requires that, for short-duration contracts, a liability for unpaid claim costs relating to insurance contracts, including estimates of costs relating to incurred but not reported claims, be accrued when insured events occur. Additionally, SFAS 5 requires that a loss be recognized where it is probable that one or more future events will occur confirming that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

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

The accounting for non-derivative financial guarantee loss reserves changed when the Company adopted SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60,” on its effective date, January 1, 2009. Under SFAS 163, the Company will recognize and measure claim liabilities based on the present value of expected net payments using a risk-free rate in excess of the unearned premium revenue. Refer to “Note 3: Recent Accounting Pronouncements” for additional information on the adoption of SFAS 163.

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

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent collateralized transactions and are carried on the consolidated balance sheets at their contractual amounts plus accrued interest.

Premium Revenue Recognition

Upfront premiums are earned in proportion to the expiration of the related principal balance of an insured obligation. Therefore, for transactions in which the premium is received upfront, premium earnings are greater in the earlier periods when there is a higher amount of principal outstanding. The upfront premiums are apportioned to individual sinking fund payments of a bond issue according to an amortization schedule. After the premiums are allocated to each scheduled sinking fund payment, they are earned on a straight-line basis over the period of that sinking fund payment. Accordingly, deferred premium revenue represents the portion of premiums written that is applicable to the unexpired risk of insured bonds and notes. When an MBIA-insured obligation is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time since there is no longer risk to the Company. Installment premiums are earned on a straight-line basis over each installment period, generally one year or less. As the outstanding principal of an installment-based policy is paid down by the issuer of an MBIA-insured obligation, less premium is collected and recognized by MBIA. The Company may receive premiums upon the early termination of installment-based policies, which are earned when received. Both upfront and installment premium recognition methods recognize premiums over the term of an insurance policy in proportion to the remaining outstanding principal balance of the insured obligation. Premium revenue recognition is changing as a result of the adoption of SFAS 163. Refer to “Note 3: Recent Accounting Pronouncements” for additional information on the adoption of SFAS 163.

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

Stock-Based Compensation

The Company follows the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as revised by SFAS 123(R), “Share-Based Payment.” Under the modified prospective transition method selected by the Company under the provisions of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” all equity-based awards granted to employees and existing awards modified on or after January 1, 2003 are accounted for at fair value with compensation expense recorded in net income. Refer to “Note 22: Long-term Incentive Plans” for a further discussion regarding the methodology utilized in recognizing employee stock compensation expense.

Foreign Currency Translation

Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with SFAS 52. Under SFAS 52, functional currency assets and liabilities denominated in foreign currencies are translated into U.S. dollars generally using rates of exchange prevailing at the balance sheet date. Operating results are translated at average rates of exchange prevailing during the year. Unrealized gains or losses, net of deferred taxes, resulting from translation of the financial statements of a non-U.S. operation, when the functional currency is other than U.S. dollars, are included in accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency remeasurement gains and losses resulting from transactions in non-functional currencies are recorded in current earnings. Exchange gains and losses resulting from foreign currency transactions are recorded in current earnings.

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

Refer to “Note 14: Income taxes” for additional information about the Company’s income taxes.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In January 2009, the FASB issued FSP EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20” which amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred with that of SFAS 115. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated balance sheets, results of operations or cash flows.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” which requires enhanced disclosures about transfers of financial assets and involvement with variable interest entities. The Company adopted FSP FAS 140-4 and FIN 46(R)-8 for financial statements prepared as of December 31, 2008. Since FSP FAS 140-4 and FIN 46(R)-8 only requires additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of FSP FAS 140-4 and FIN 46(R)-8 did not affect the Company’s consolidated balance sheets, results of operations or cash flows. Refer to “Note 8: Variable Interest Entities” for disclosures required by FSP FAS 140-4 and FIN 46(R)-8.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active: An Amendment of FASB Statement No. 157.” FSP FAS 157-3 clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The provisions are effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not affect the Company’s consolidated balance sheets, results of operations or cash flows.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP FAS 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude derivative instruments accounted for at fair value under SFAS 133. The Company adopted FSP FAS 133-1 and FIN 45-4 for financial statements prepared as of December 31, 2008. Since FSP FAS 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS 133-1 and FIN 45-4 did not affect the Company’s consolidated balance sheets, results of operations or cash flows. Refer to “Note 7: Derivative Instruments” for disclosures required by FSP FAS 133-1 and FIN 45-4.

The Company adopted the provisions of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective January 1, 2008. SFAS 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company applies the disclosure requirements of SFAS 159 for certain eligible instruments which it previously elected to fair value under SFAS 155. These instruments included certain medium-term notes and certain available-for-sale securities which contained embedded derivatives requiring bifurcation. The Company did not elect the fair value option under SFAS 159 for any eligible financial instruments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements (continued)

The Company adopted the provisions of SFAS 157, excluding non-financial assets and liabilities per FSP FAS 157-2 beginning January 1, 2008. SFAS 157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). A transition adjustment to opening retained earnings was not required. Refer to “Note 4: Fair Value of Financial Instruments” for the Company’s disclosures relating to fair value, including the impact of incorporating MBIA’s nonperformance risk, as required by SFAS 157, in its valuation of insured credit derivatives.

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

Recent Accounting Developments

In May 2008, the FASB issued SFAS 163 which requires financial guarantee insurance (and reinsurance) contracts issued by reporting entities considered insurance enterprises under SFAS 60 to recognize and measure premium revenue based on the amount of insurance protection provided and the period in which it is provided and to recognize and measure claim liabilities based on the present value of expected net cash outflows to be paid, using a risk-free rate, in excess of the unearned premium revenue. SFAS 163 does not apply to financial guarantee insurance contracts accounted for as derivative instruments within the scope of SFAS 133. SFAS 163 is effective for the Company prospectively as of January 1, 2009, except for the presentation and disclosure requirements related to claim liabilities effective for financial statements prepared on or after September 30, 2008, as presented and disclosed in “Note 12: Loss and Loss Adjustment Expense Reserves.” The cumulative effect of initially applying SFAS 163 will be recognized as an adjustment to the opening balance of retained earnings for the fiscal year beginning January 1, 2009. The Company expects the adoption of SFAS 163 to have a material impact on the Company’s consolidated balance sheets and results of operations. However, the amount is not known or reasonably estimable at this time as the Company is currently evaluating the required changes to its accounting processes and systems, which are significant.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS 161 expands the disclosure requirements about an entity’s derivative instruments and hedging activities. The disclosure provisions of SFAS 161 apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will adopt the disclosure provisions of SFAS 161 on January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect the Company’s consolidated balance sheets, results of operations or cash flows.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP FAS 140-3 requires an initial transfer of a financial asset and a

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements (continued)

repurchase financing that was entered into contemporaneously with or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS 140 unless certain criteria are met. FSP FAS 140-3 was effective for the Company beginning January 1, 2009, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The Company does not expect the adoption of FSP FAS 140-3 will have a material impact on the Company’s consolidated balance sheets, results of operations or cash flows.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.” SFAS 160 requires reporting entities to present noncontrolling (minority) interest as equity (as opposed to liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The presentation and disclosure requirements are to be applied retrospectively. SFAS 160 is effective January 1, 2009 for the Company and earlier adoption is prohibited. The adoption of SFAS 160 will result in preferred stock issued by a subsidiary to be reclassified from minority interests to a separate component of equity. The Company does not expect the adoption of SFAS 160 will have a material impact on the Company’s consolidated balance sheets, results of operations or cash flows.

Note 4: Fair Value of Financial Instruments

Financial Instruments

The following table presents the carrying value and fair value of financial instruments reported on the Company’s consolidated balance sheets as of December 31, 2008 and December 31, 2007.

	As of December 31, 2008		As of December 31, 2007
In thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Fixed-maturity securities held as available-for-sale, at fair value	$16,762,886	$16,762,886	$35,731,832	$35,731,832
Investments held-to-maturity, at amortized cost	3,655,834	3,595,105	5,603,114	5,582,234
Other investments	220,412	220,412	730,711	730,711
Cash and cash equivalents	2,279,783	2,279,783	263,732	263,732
Receivable for investments sold	77,464	77,464	111,130	111,130
Derivative assets	1,419,707	1,419,707	1,722,696	1,722,696
Put options	—	—	110,000	110,000
Liabilities:
Investment agreements	4,666,944	5,181,654	16,107,909	16,349,511
Commercial paper	—	—	850,315	850,315
Medium-term notes	6,339,527	4,773,257	12,830,777	11,893,739
Variable interest entity notes	1,791,597	1,791,597	1,355,792	1,355,792
Securities sold under agreements to repurchase	802,938	758,116	1,163,899	1,167,584
Short-term debt	—	—	13,383	13,383
Long-term debt	2,396,059	1,367,233	1,225,280	1,105,152
Payable for investments purchased	239	239	41,359	41,359
Derivative liabilities	7,045,598	7,045,598	5,037,112	5,037,112
Warrants	21,778	21,778	—	—
Financial Guarantees:
Gross	4,982,286	6,078,034	4,454,256	8,870,179
Ceded	390,157	407,421	400,781	852,877

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Fair Value of Financial Instruments (continued)

Valuation Techniques

The valuation techniques for fair valuing financial instruments included in the preceding table are described below. The Company’s assets and liabilities recorded at fair value have been categorized according to the fair value hierarchy prescribed by SFAS 157 within the following “Fair Value Measurements” section. Refer to “Note 2: Significant Accounting Policies” for a description of the fair value hierarchy.

Fixed-Maturity Securities Held As Available-for-Sale

U.S. Treasury and government agency—U.S. Treasury securities are liquid and have quoted market prices. Fair value of U.S. Treasuries is based on live trading feeds. U.S. Treasury securities are categorized in Level 1 of the fair value hierarchy. Government agency securities include debentures and other agency mortgage pass-through certificates as well as to-be-announced (“TBA”) securities. TBA securities are liquid and have quoted market prices based on live data feeds. Fair value of mortgage pass-through certificates is obtained via a simulation model, which considers different rate scenarios and historical activity to calculate a spread to the comparable TBA security. Government agency securities use market-based and observable inputs. As such, these securities are classified as Level 2 of the fair value hierarchy.

Foreign governments—The fair value of foreign government obligations are generally based on observable inputs in active markets. When quoted prices are not available, fair value is determined based on a valuation model that has as inputs interest rate yield curves, cross-currency basis index spreads, and country credit spreads for structures similar to the bond in terms of issuer, maturity and seniority. These bonds are generally categorized in Level 2 of the fair value hierarchy. Bonds that contain significant inputs that are not observable are categorized as Level 3 while bonds that have quoted prices in an active market are classified as Level 1.

Corporate obligations—The fair value of corporate bonds is obtained using recently executed transactions or market price quotations where observable. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name CDS spreads and diversity scores as key inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. Corporate obligations may be classified as Level 1 if quoted prices in an active market are available.

Mortgage-backed securities and asset-backed securities—MBSs and ABSs are valued based on recently executed prices. When position-specific external price data is not observable, the valuation is based on prices of comparable securities. In the absence of market prices, MBSs and ABSs are valued as a function of cash flow models with observable market-based inputs (e.g. yield curves, spreads, prepayments and volatilities). MBSs and ABSs are categorized in Level 3 if significant inputs are unobservable, otherwise they are categorized in Level 2 of the fair value hierarchy.

The Company records under the fair value provisions of SFAS 155 certain structured investments, which are included in available-for-sale securities. Fair value is derived using quoted market prices or cash flow models. As these securities are not actively traded, certain significant inputs are unobservable. These investments are categorized as Level 3 of the fair value hierarchy.

State and municipal bonds—The fair value of state and municipal bonds is estimated using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rates, bond or CDS spreads and volatility. These bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Fair Value of Financial Instruments (continued)

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

Other investments also include premium tax credit investments that are carried at amortized cost. The carrying value of these investments approximates fair value.

Cash and Cash Equivalents, Receivable for Investments Sold, Short-term Debt and Payable for Investments Purchased

The carrying amounts of these items are reasonable estimates of their fair values as they are short-term in nature.

Put Options

As of December 31, 2007, the Company had access to Money Market Committed Preferred Custodial Trust (“CPCT”) securities issued in multiple trusts. The Company could put the perpetual preferred stock to the trust on any auction date in exchange for the assets of the trusts. The put option, recorded at fair value, was internally valued using LIBOR/swap rates and the Company’s credit spread. As all significant inputs were market-based and observable, the put option was categorized in Level 2 of the fair value hierarchy. The put option was exercised in December 2008. Refer to “Note 24: Common and Preferred Stock” for additional information about the Company’s put option.

Investment Agreements

The fair values of investment agreements are estimated using discounted cash flow calculations based upon interest rates currently being offered for similar agreements with maturities consistent with those remaining for the investment agreements being valued. These agreements contain collateralization and termination agreements that sufficiently mitigate the nonperformance risk of the Company.

Commercial Paper

The carrying value of commercial paper is a reasonable estimate of fair value primarily due to the short-term nature of commercial paper or the variability in interest rates.

Medium-Term Notes

The fair values of medium-term notes recorded at amortized cost are estimated using discounted cash flow calculations based upon interest rates currently being offered for similar notes with maturities consistent with those remaining for the medium-term notes being valued. Nonperformance risk of the Company is incorporated into the valuation by using the Company’s own credit spreads.

The Company has elected to record at fair value under the provisions of SFAS 155 four medium-term notes. Fair value of such notes is derived using quoted market prices or an internal cash flow model. Significant inputs into the valuation include yield curves and spreads to the swap curve. As these notes are not actively traded, certain significant inputs (e.g. spreads to the swap curve) are unobservable. These investments are categorized as Level 3 of the fair value hierarchy.

Variable Interest Entity Notes

VIE notes consist of fixed and floating rate securities and related accrued interest. The carrying value of floating rate securities is a reasonable estimate of fair value due to the term of the applicable interest rates. The collateral in the underlying trust entities serves to sufficiently mitigate the nonperformance risk of the Company. The fair value of fixed rate securities is estimated based on quoted market prices.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Fair Value of Financial Instruments (continued)

Securities Sold Under Agreements to Repurchase

The fair value is estimated using discounted cash flow calculations based upon interest rates currently being offered for similar agreements. Securities sold under agreements to repurchase include term reverse repurchase agreements that contain credit enhancement provisions via over-collateralization agreements to sufficiently mitigate the nonperformance risk of the Company.

Long-term Debt

Long-term debt consists of long-term notes, debentures, surplus notes and floating rate liquidity loans. The fair value of long-term notes, debentures and surplus notes are estimated based on quoted market prices for the same or similar securities. For floating rate liquidity loans in Triple-A One Funding Corporation (“Triple-A One”), the carrying value approximates fair value and the nonperformance risk of MBIA is not applicable since there are asset cash flows that support the payments of the liabilities.

Derivatives—Investment Management Services

The investment management services operations have entered into derivative transactions primarily consisting of interest rate, cross currency, credit default and total return swaps and principal protection guarantees. These OTC derivatives are valued using industry standard models developed by vendors. Observable and market-based inputs include interest rate yields, credit spreads and volatilities. These derivatives are categorized as Level 2 within the fair value hierarchy except with respect to certain complex derivatives where observable pricing inputs were not able to be obtained, which have been categorized as Level 3.

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

In certain cases, the Company also manages credit risk through collateral agreements that give the Company the right to hold or the obligation to provide collateral when the current market value of derivative contracts exceeds an exposure threshold. Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure the derivative. The delivery of high-quality collateral can minimize credit exposure and mitigate the potential for nonperformance risk impacting the fair value of the derivatives.

Derivatives—Insurance

The derivative contracts that the Company insures cannot be legally traded and generally do not have observable market prices. In the cases with no active price quote, the Company uses a combination of internal and third-party models to estimate the fair value of these contracts. Most insured CDSs are valued using an enhanced Binomial Expansion Technique (“BET”) model (originally developed by Moody’s). Significant inputs include collateral spreads, diversity scores and recovery rates. For a limited number of other insured derivatives, the Company uses industry standard models as well as proprietary models such as Black-Scholes option models and dual-default models, depending on the type and structure of the contract. All of these derivatives are categorized as Level 3 of the fair value hierarchy as a significant percentage of their value is derived from unobservable inputs. For insured swaps (other than CDSs), the Company uses internally and vendor developed models with market-

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Fair Value of Financial Instruments (continued)

based inputs (e.g. interest rate, foreign exchange rate, spreads), and are classified as Level 2 within the fair value hierarchy. Effective January 1, 2008, the Company updated its methodology to include the impact of its own credit standing and the credit standing of its reinsurers.

Insured Derivatives

The majority of the Company’s derivative exposure lies in credit derivative instruments insured by MBIA Corp. Prior to 2008, MBIA Corp. insured CDSs entered into by LaCrosse Financial Products LLC (“LaCrosse”), an entity that is consolidated into MBIA’s GAAP financial statements under the FIN 46(R) criteria. In February 2008, the Company stopped insuring such derivative instruments except in transactions reducing its existing insured derivative exposure.

In most cases, the Company’s insured credit derivatives are measured at fair value as they do not qualify for the financial guarantee scope exception under SFAS 133. Because they are highly customized there is generally no observable market for these derivatives, and as a result the Company estimates their value in a hypothetical market based on internal and third-party models simulating what a bond insurer would charge to guarantee the transaction. This pricing would be based on expected loss of the exposure calculated using the value of the underlying collateral within the transaction structure.

Description of MBIA’s Insured Credit Derivatives

The majority of MBIA’s insured credit derivatives referenced structured pools of cash securities and CDSs. The Company generally insured the most senior liabilities of such transactions, and at transaction closing the Company’s exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The collateral backing the Company’s insured derivatives was cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed (“CMBS”), commercial real estate loans, and CDO securities.

A portion of MBIA’s insured CDS contracts require that MBIA make payments for losses of the principal outstanding under the contracts when losses on the underlying referenced collateral exceed a predetermined deductible. The total notional amount and MBIA’s maximum payment obligation under these contracts as of December 31, 2008 was $81.2 billion. The underlying referenced collateral for contracts executed in this manner largely consist of investment grade corporate debt CDOs, structured CMBS pools and, to a lesser extent, multi-sector CDO-squared transactions.

The Company has guarantees under principal protection fund programs, which are also accounted for as derivatives. Under these programs, MBIA guaranteed the return of principal to investors and is protected by a daily portfolio rebalancing obligation that is designed to minimize the risk of loss to MBIA. As of December 31, 2008, the maximum amount of future payments that the Company would be required to make under these guarantees was $90 million, but the Company has not made any payments to date relating to these guarantees. The unrealized gains (losses) on these derivatives for the years ended 2006, 2007 and 2008 were $0, reflecting the extremely remote likelihood that MBIA will incur a loss.

Considerations Regarding an Observable Market for MBIA’s Insured Derivatives

In determining fair value, the Company’s valuation approach always uses observable market prices when available and reliable. Market prices are generally available for traded securities and market standard CDSs but are less available or accurate for highly customized CDSs. Most of the derivative contracts the Company insures are the latter as they are non-traded structured credit derivative transactions. In contrast, typical market CDSs are standardized, liquid instruments that reference tradable securities such as corporate bonds that themselves have observable prices. These market standard CDSs also involve collateral posting, and upon a default of the underlying reference obligation, can be settled in cash.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Fair Value of Financial Instruments (continued)

MBIA’s insured CDS contracts do not contain typical CDS market standard features as they have been designed to replicate its financial guarantee insurance policies. The Company’s insured CDS instruments provide protection on a pool of securities or CDSs with either a stated deductible or subordination beneath the MBIA-insured tranche. The Company is not required to post collateral in any circumstances. At default of an underlying reference obligation, payment is only due after the aggregate amount of such losses exceed the deductible or subordination in the transaction. Some contracts also provide for further deferrals of payment at the Company’s option. There is usually no requirement for fair value termination payments except for termination events related to MBIA Corp.’s failure to pay or insolvency and, in some cases, other fair value termination payments for events within the Company’s control, such as the sale of all or substantially all of the assets of MBIA Corp. An additional difference between the Company’s CDS and typical market standard contracts is that the Company’s contract, like its financial guarantee contracts, cannot be accelerated by the counterparty in the ordinary course of business, unless the Company elects to do so. Similar to the Company’s financial guarantee insurance, all insured CDS policies are unconditional and irrevocable and cannot be transferred to most other capital market participants unless they are also licensed to write financial guarantee insurance policies. Note that since insured CDS contracts are accounted for as derivatives under SFAS 133, the Company did not defer the charges associated with underwriting the CDS policies and they were expensed at origination.

The Company’s payment obligations are structured to prevent large one-time claims upon an event of default of underlying reference obligations and to allow for payments over time (i.e. “pay-as-you-go” basis) or at final maturity. However, the size of payments will ultimately depend on the timing and magnitude of losses. There are three types of payment provisions:

(i)	timely interest and ultimate principal;

(ii)	ultimate principal only at final maturity; and

(iii)	payments upon settlement of individual referenced collateral losses in excess of policy-specific deductibles and subordination. The deductible or loss threshold is the amount of losses experienced with respect to the underlying or referenced collateral that would be required to occur before a claim against an MBIA insurance policy can be made.

MBIA had transferred some of the risk of loss on these contracts using reinsurance to other financial guarantee insurance and reinsurance companies. The fair value of the transfer under the reinsurance contract with the reinsurers is accounted for as a derivative asset. These derivative assets are valued consistently with the Company’s SFAS 157 valuation policies as described in “Note 2: Significant Accounting Policies.”

Valuation Modeling of MBIA Insured Derivatives

As a result of these significant differences between market standard CDS contracts and the CDS contracts insured by MBIA, the Company believes there are no relevant third-party exit value market observations for its insured structured credit derivative contracts, and therefore no principal market as described in SFAS 157. In the absence of a principal market, the Company values these insured credit derivatives in a hypothetical market where market participants are assumed to be other comparably-rated primary financial guarantors. Since there are no observable transactions in the financial guarantee market that could be used to value the Company’s transactions, the Company generally uses internal and third-party models, depending on the type and structure of the contract, to estimate the fair value of its insured derivatives.

The Company’s primary model for insured CDSs simulates what a bond insurer would charge to guarantee a transaction at the measurement date, based on the market-implied default risk of the underlying collateral and the remaining structural protection in a deductible or subordination. This approach assumes that bond insurers would be willing to accept these contracts from the Company at a price equal to what they could issue them for in the current market. While the premium charged by financial guarantors is not a direct input into the Company’s model, the model estimates such premium and this premium increases as the probability of loss increases, driven by various factors including rising credit spreads, negative credit migration, lower recovery rates, lower diversity score and erosion of deductible or subordination.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Fair Value of Financial Instruments (continued)

1. Valuation Model Overview

Approximately 99.6% of the balance sheet fair value of insurance derivatives as of December 31, 2008 is valued using BET, which is a probabilistic approach to calculate expected loss on the Company’s exposure based on market variables for underlying referenced collateral. The BET was originally developed by Moody’s to estimate a probability distribution of losses on a diverse pool of assets. The Company has made modifications to this technique in an effort to incorporate more market information and provide more flexibility in handling pools of dissimilar assets: a) the Company uses market credit spreads to determine default probability instead of using historical loss experience, and b) for collateral pools where the spread distribution is characterized by extremes, the Company models each segment of the pool individually instead of using an overall pool average.

There are three steps within BET modeling to arrive at fair value for a structured transaction: pool loss estimation, loss allocation to separate tranches of the capital structure and calculation of the change in value.

•	The pool loss estimation is calculated by reference to the following (described in further detail under “Model Inputs” below):

•	Credit spreads of the underlying collateral. These are based on actual spreads or spreads on similar collateral with similar ratings, or in some cases are benchmarked;

•	diversity score of the collateral pool as an indication of correlation of collateral defaults; and

•	recovery rate for all defaulted collateral.

•	Losses are allocated to specific tranches of the transaction according to their subordination level within the capital structure.

•

For example, if the expected total collateral pool loss is 4% and the transaction has an equity tranche and three progressively more senior C, B, and A tranches with corresponding underlying subordination levels of 0%, 3%, 5% and 10%, then the 4% loss will have the greatest impact on the equity tranche. It will have a lower, but significant impact on the C tranche and a lesser impact on the B tranche. MBIA usually insures the Super Triple-A tranche with lowest exposure to collateral losses due to the underlying subordination provided by all junior tranches.

•

At any point in time, the unrealized gain or loss on a transaction is the difference between the original price of the risk (the original market-implied expected loss) and the current price of the risk based on the assumed market-implied expected losses derived from the model.

Additional structural assumptions of the model worth noting are listed below:

•	Default probability is determined by three factors: credit spread, recovery rate after default and the time period under risk;

•	defaults are modeled spaced out evenly over time;

•	collateral is generally considered on an average basis rather than modeled separately; and

•

correlation is modeled using a diversity score, which is calculated based on rules regarding industry or sector concentrations. Recovery rates are based on historical averages and updated based on market evidence.

The Company reviews the model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads are observable for similar transactions, those spreads are an integral part of the analysis. For example, new insured transactions that resemble existing (previously insured) transactions would be considered, as would negotiated settlements of existing transactions. However, this data has been scarce or non-existent in recent periods. As a result, the Company’s recent reviews have focused more on internal consistency and relativity, as well as the reasonableness of modeled results given current market conditions.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Fair Value of Financial Instruments (continued)

2. Model Strengths and Weaknesses

The primary strengths of this CDS valuation model are:

1)	The model takes account of transaction structure and key drivers of market value. The transaction structure includes par insured, weighted average life, level of deductible or subordination and composition of collateral.

2)	The model is a well-documented, consistent approach to marking positions that minimizes the level of subjectivity. Model structure, inputs and operation are well-documented both by Moody’s and by MBIA’s internal controls, creating a strong controls process in execution of the model. The Company has also developed a hierarchy for usage of various market-based spread inputs that reduces the level of subjectivity, especially during periods of high illiquidity.

3)	The model uses market inputs with the most relevant being credit spreads for underlying referenced collateral, assumed recovery rates specific to the type and rating of referenced collateral, and the diversity score of the entire collateral pool. These are key parameters affecting the fair value of the transaction and all inputs are market-based whenever available and reliable.

The primary weaknesses of this insured CDS model are:

1)	There is no longer a market in which to test and verify the fair values generated by the Company’s model, and at December 31, 2008, the model inputs were also either unobservable or highly illiquid, adversely impacting their reliability.

2)	There are diverse approaches to estimating fair value of such transactions among other financial guarantee insurance companies.

3)	Results may be affected by averaging of spreads and use of a single diversity factor, rather than using specific spreads for each piece of underlying collateral and collateral-specific correlation assumptions. While more specific data could improve the reliability of the results, it is not currently available and neither is a model that could produce more reliable results in the absence of that data.

3. Model Inputs

Specific detail regarding these model inputs are listed below:

a. Credit spreads

The average spread of collateral is a key input as the Company assumes credit spreads reflect the market’s assessment of default probability for each piece of collateral. Spreads are obtained from market data sources published by third parties (e.g. dealer spread tables for assets most closely resembling collateral within the Company’s transactions) as well as collateral-specific spreads on the underlying reference obligations provided by trustees or market sources. Also, when these sources are not available, the Company benchmarks spreads for collateral against market spreads, including in some cases, assumed relationships between the two spreads. This data is reviewed on an ongoing basis for reasonableness and applicability to the Company’s derivative portfolio.

The actual calculation of pool average spread varies depending on whether the Company is able to use collateral-specific credit spreads or generic spreads as an input.

•

If collateral-specific spreads are available, the spread for each individual piece of collateral is identified and a weighted average is calculated by weighting each spread by the corresponding par exposure.

•

If collateral-specific credit spreads are not available, the Company uses generic spread tables based on asset class and average rating of the collateral pool. Average credit rating for the collateral is calculated from the weighted average rating factor (“WARF”) for the collateral portfolio and then mapped to an appropriate spread. WARF is based on a 10,000 point scale designed by Moody’s where lower numbers indicate better credit quality. Ratings are not spaced equally on this scale because the difference in

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Fair Value of Financial Instruments (continued)

default probability at higher rating quality is much less than at lower rating levels. The Company obtains WARF from the most recent trustee’s report or the Company calculates it based on the collateral credit ratings. For a WARF calculation, the Company identifies the credit ratings of all collateral (using, in order of preference as available, Moody’s, S&P or Fitch ratings), then converts those credit ratings into a rating factor on the WARF scale, averages those factors (weighted by par) to create a portfolio WARF, and then maps the portfolio WARF back into an average credit rating for the pool. The Company then applies this pool rating to a market spread table or index appropriate for the collateral type to determine the generic spread for the pool, which becomes the market-implied default input into the BET model.

•	If there is a high dispersion of ratings within a collateral pool, the collateral is segmented into different rating buckets and each bucket is used in calculating the overall average.

•

When spreads are not available on either a collateral-specific basis or ratings-based generic basis, MBIA uses its hierarchy of spread sources (see below) to identify the most appropriate spread for that asset class to be used in the model.

The Company uses the spread hierarchy listed below in determining which source of spread information to use, with the rule being to use CDS spreads where available and cash security spreads as the next alternative. Cash spreads reflect trading activity in funded fixed-income instruments while CDS spreads reflect trading levels for non-funded derivative instruments. While both markets are driven partly by an assessment of the credit quality of the referenced security, there are factors which create significant differences: CDS spreads can be driven by speculative activity since the CDS market facilitates both long and short positions without ownership of the underlying security, allowing for significant leverage.

Spread Hierarchy:

1)	Actual collateral-specific credit spreads. If up-to-date and reliable market-based spreads are available, they are used.

2)	Sector-specific spreads (JP Morgan and Merrill Lynch spread tables by asset class and rating).

3)	Corporate spreads (Bloomberg and Risk Metrics spread tables based on rating).

4)	Benchmark from most relevant spread source (for example, if no specific spreads are available and corporate spreads are not directly relevant, an assumed relationship is used between corporate spreads or sector-specific spreads and collateral spreads). Benchmarking can also be based on a combination of market spread data and fundamental credit assumptions.

For example, if current market-based spreads are not available then the Company applies either sector-specific spreads from spread tables provided by dealers or corporate cash spread tables. The sector-specific spread applied depends on the nature of the underlying collateral. Transactions with corporate collateral use the corporate spread table. Transactions with asset-backed collateral use one or more of the dealer asset-backed tables. If there are no observable market spreads for the specific collateral, and sector-specific and corporate spread tables are not appropriate to estimate the spread for a specific type of collateral, the Company uses the fourth alternative in its hierarchy. An example is tranched corporate collateral, where the Company applies corporate spreads as an input with an adjustment for its tranched exposure.

As of December 31, 2008, actual collateral credit spreads were used in one transaction. Sector-specific spreads were used in 22% of the transactions. Corporate spreads were used in 32% of the transactions and spreads benchmarked from the most relevant spread source (number 4 above) were used for 45% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy. For example, for some transactions MBIA used actual collateral-specific credit spreads (number 1 above) in combination with a calculated spread based on an assumed relationship (number 4 above). In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source (number 4 above) even though the majority of the average spread was from actual collateral-specific spreads. WARF-sourced credit spread was used for 95% of the transactions.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Fair Value of Financial Instruments (continued)

Over time the data inputs change as new sources become available, existing sources are discontinued or are no longer considered to be reliable or the most appropriate. It is always the Company’s objective to move to higher levels on the hierarchy, but the Company sometimes moves to lower priority inputs because of discontinued data sources or because the Company considers higher priority inputs no longer representative of market spreads. This occurs when transaction volume changes such that a previously used spread index is no longer viewed to reflect current market levels, as was the case for CMBS collateral in insured CDSs during 2008. Refer to section “Input Adjustments for Insured CMBS Derivatives in the Current Market” below.

b. Diversity Scores

The diversity score is a measure to estimate the diversification in a portfolio. The diversity score estimates the number of uncorrelated assets that are assumed to have the same loss distribution as the actual portfolio of correlated assets. For example, if a portfolio of 100 assets had a diversity score of 50, this means that the 100 correlated assets are assumed to have the same loss distribution as 50 uncorrelated assets. A lower diversity score represents higher assumed correlation, increasing the chances of a large number of defaults, and thereby increasing the risk of loss in the senior tranche. A lower diversity score will generally have a negative impact on the valuation for the Company’s senior tranche. The calculation methodology for a diversity score includes the extent to which a portfolio is diversified by industry or asset class, which is either calculated internally or reported by the trustee on a regular basis. Diversity scores are calculated at transaction origination, and adjusted as the collateral pool changes over time. MBIA’s internal modeling of the diversity score is based on Moody’s methodology but uses MBIA’s internal assumptions on default correlation, including variables such as collateral rating and amount, asset type and remaining life.

c. Recovery Rate

The recovery rate represents the percentage of par expected to be recovered after an asset defaults, indicating the severity of a potential loss. MBIA generally uses rating agency recovery assumptions which may be adjusted to account for differences between the characteristics and performance of the collateral used by the rating agencies and the actual collateral in MBIA-insured transactions. The Company may also adjust rating agency assumptions based on the performance of the collateral manager and on empirical market data. For example, in the first quarter of 2008, new S&P research used a lower recovery rate for securities backed by Alternative A-paper and subprime real estate collateral and in the same period trading spreads widened materially for these assets, so the Company adjusted the recovery rates in its mortgage-backed collateral by approximately 10 percentage points. The Company did this even though the collateral backing its transactions is on average a better credit quality than the assets used in S&P’s research. Also in the fourth quarter of 2008 MBIA began using a distribution of potential recovery rates instead of a single point estimate.

d. Input Adjustments for Insured CMBS Derivatives in the Current Market

Approximately $47 billion gross par of MBIA’s insured derivative transactions include substantial amounts of CMBS and commercial mortgage collateral. In prior years, the Company had used spreads drawn from CMBX indices and CMBS spread tables as pricing input on the underlying referenced collateral in these transactions. In 2008 as the financial markets became illiquid, the Company saw a significant disconnect between cumulative loss expectations of market analysts on underlying commercial mortgages, which were based on the continuation of low default and loss rates, and loss expectations implied by the CMBX indices and CMBS spread tables. CMBS collateral in MBIA’s insured credit derivatives has performed in line with the market analysts’ assessments and continue to be rated triple-A by Moody’s or S&P.

In addition, due to financial market uncertainty this past year, transaction volume in CMBS and trading activity in the CMBX were both dramatically lower than in prior periods. The Company also considered that the implied loss rates within the CMBX index were much higher than that forecast by fundamental researchers and MBIA’s internal analysis. Also, the implied illiquidity premium on the index was very high and the model assumed that all of this would influence monoline pricing. This has not been the case in other periods of market illiquidity (because

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Fair Value of Financial Instruments (continued)

monoline insurers have “buy and hold” portfolios, spread changes that reflect illiquidity versus changes in perceived credit fundamentals are not typically fully reflected in pricing). As a result of these issues, the Company concluded that the CMBX indices and the CMBS spread tables were unreliable model inputs for the purpose of estimating fair value in the Company’s hypothetical market among monoline insurers.

In the first quarter of 2008 MBIA modified the spread used for these transactions to reflect a combination of market spread pricing and third-party fundamental analysis of CMBS credit. The Company’s revised spread input is a CMBX index analog that combines expectations for CMBS credit performance (as forecasted by the average of three investment banks’ research departments) together with the illiquidity premium implied by the CMBX indices. The illiquidity premium the Company uses is the senior triple-A tranche spread of the CMBX index that matches the origination vintage of collateral in each transaction. For example, collateral originated in the second half of 2006 uses the triple-A tranche spread of the CMBX series 1 as the illiquidity premium. The sum of the illiquidity premium plus the derived credit spread based on the average cumulative net loss estimates of three investment banks’ research department is used as a CMBX analog index.

Over time, as market data and research changes, the Company also updates its techniques to reflect the change in data and estimates. This was required in 2008 regarding the Company’s assumption for average life in the CMBX analog index. The Company’s preferred approach is to use an average life that is known to be consistent with the Cumulative Net Loss assumptions, but published research on loss assumptions does not disclose underlying corresponding average life. Initially the Company had used tranche duration for average life, also as published by third-party independent market research considering this appropriate as it was produced by research based on a wide variety of market transactions. During the third quarter of 2008 as credit spreads continued to widen to unprecedented levels, it became clear that these tranche duration assumptions were not compatible with the expectations of future losses that most market participants would use. The Company determined that an internally developed tranche weighted average life based on its own transactions would be more consistent with the characteristics of its portfolio. The Company believes this change results in a measurement more representative of fair value in the current market.

e. Nonperformance Risk Adjustment

In compliance with the requirements of SFAS 157, effective January 1, 2008, the Company updated its valuation methodology for insured credit derivative liabilities to incorporate the Company’s own nonperformance risk and the nonperformance risk of its reinsurers. The Company calculated this adjustment by discounting the estimated market value loss on insured CDSs at MBIA Corp.’s and the reinsurers’ CDS spreads at December 31, 2008. The calculation resulted in a pre-tax $13.2 billion reduction in the fair value of the derivative liability. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of its economic condition, that the Company will be able to pay all claims when due.

The Company believes that it is important to consistently apply its valuation techniques. However, the Company may consider making changes in the valuation technique if the change results in a measurement that is equally or more representative of fair value under current circumstances. Prior to the third quarter of 2008, the difference between the MBIA nonperformance credit adjusted value of certain portions of the derivative liability related to collateral defaults in excess of subordination and the unadjusted value of those same portions of the derivative liability was immaterial relative to the Company’s unrealized gains (losses) on insured derivatives reported on the Company’s statement of operations. As a result, the Company made no nonperformance risk adjustment for this portion of the derivative liability. During the third quarter of 2008, the magnitude of the difference between the MBIA nonperformance credit adjusted value of this portion of the derivative liability and the unadjusted value of the same portion of the derivative liability was material relative to the Company’s unrealized gains (losses) on insured derivatives reported on the Company’s statement of operations. The Company recognized that losses related to collateral defaults that exceeded the attachment point in certain transactions could be paid over time as opposed to immediately at MBIA’s option. Therefore, the Company adjusted its estimate of nonperformance risk to reflect the longer exposure period for this portion of the liability. The formula the Company used was the same as what it uses to adjust other unrealized losses for counterparty risk. It takes into account the upfront and annual cost of buying CDS protection in MBIA’s name in the marketplace as well as the average life of the transactions where the losses occurred.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Fair Value of Financial Instruments (continued)

Warrants

Stock warrants issued by the Company are recorded at fair value based on a modified Black-Scholes model. Inputs into the warrant valuation include interest rates, stock volatilities and dividends data. As all significant inputs are market-based and observable, warrants are categorized in Level 2 of the fair value hierarchy.

Financial Guarantees

Gross Financial Guarantees—The Company estimates the fair value of its gross financial guarantee liability using a discounted cash flow model with significant inputs that include (i) an assumption of expected loss on financial guarantee policies for which case basis reserves have not been established, (ii) the amount of loss expected on financial guarantee policies for which case basis reserves have been established, (iii) the cost of capital reserves required to support the financial guarantee liability, and (iv) the discount rate set at MBIA Insurance Corporation’s cost of capital, as measured by the yield on its surplus notes. The discount rate incorporates the nonperformance risk of the Company and has been applied to the estimated fair values as of December 31, 2008 and 2007 to facilitate comparability. As the Company’s gross financial guarantee liability represents its obligation to pay claims under its insurance policies, the Company’s calculation of fair value does not consider future installment premium receipts or returns on invested upfront premiums as inputs.

The carrying value of the Company’s gross financial guarantee liability consists of deferred premium revenue and loss and LAE reserves as reported on the Company’s consolidated balance sheets.

Ceded Financial Guarantees—The Company estimates the fair value of its ceded financial guarantee liability by calculating the portion of the gross financial guarantee liability that has been ceded to reinsurers. The carrying value of ceded financial guarantee liability consists of prepaid reinsurance premiums and reinsurance recoverable on unpaid losses as reported on the Company’s consolidated balance sheets.

Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s assets (including short-term investments) and liabilities measured at fair value on a recurring basis as of December 31, 2008:

		Fair Value Measurements at Reporting Date Using
In thousands	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments:
Fixed-maturity securities:
U.S. Treasury and government agency	$1,255,133	$1,041,788	$213,345	$—
Foreign governments	777,324	369,171	304,001	104,152
Corporate obligations	4,138,702	—	3,292,703	845,999
Mortgage-backed	1,823,175	—	1,289,607	533,568
Asset-backed	2,167,375	—	806,066	1,361,309
State and municipal bonds	3,116,319	—	3,067,611	48,708
Other investments	3,701,661	3,257,661	340,881	103,119
Derivative assets	1,419,707	—	612,783	806,924

Total assets	$18,399,396	$4,668,620	$9,926,997	$3,803,779

Liabilities:
Medium-term notes	$176,261	$—	$—	$176,261
Derivative liabilities	7,045,598	—	740,732	6,304,866
Other liabilities:
Warrants	21,778	—	21,778	—

Total liabilities	$7,243,637	$—	$762,510	$6,481,127

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Fair Value of Financial Instruments (continued)

Level 3 Analysis

Level 3 assets were $3.8 billion as of December 31, 2008, and represented approximately 21% of total assets measured at fair value. Level 3 liabilities were $6.5 billion as of December 31, 2008, and represented approximately 89% of total liabilities measured at fair value.

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the year ended December 31, 2008:

In thousands	Balance, beginning of year	Realized gains / (losses)	Unrealized gains / (losses) included in earnings	Unrealized gains / (losses) included in OCI	Foreign exchange	Purchases, issuances and settlements, net	Transfers in (out) of Level 3, net (1)	Ending balance	Change in unrealized gains (losses) for the period included in earnings for assets still held at December 31, 2008
Assets:
Foreign governments	$36,917	$(4,439)	$—	$86	$(6,307)	$20,579	$57,316	$104,152	$—
Corporate obligations	1,841,828	(77,697)	—	(108,051)	8,360	(1,325,874)	507,433	845,999	—
Mortgage-backed securities	1,084,224	(53,061)	—	(199,355)	3,287	(141,229)	(160,298)	533,568	—
Asset-backed securities	3,800,153	(1,043,677)	—	109,535	(27,189)	(1,333,360)	(144,153)	1,361,309	—
State and municipal	—	—	—	(621)	—	49,329	—	48,708	—
Other investments	103,841	(5,096)	—	(57,256)	—	61,630	—	103,119	—

Total assets	$6,866,963	$(1,183,970)	$—	$(255,662)	$(21,849)	$(2,668,925)	$260,298	$2,996,855	$—

In thousands	Balance, beginning of year	Realized (gains) / losses	Unrealized (gains) / losses included in earnings	Unrealized (gains) / losses included in OCI	Foreign exchange	Purchases, issuances and settlements, net	Transfers in (out) of Level 3, net (1)	Ending balance	Change in unrealized gains (losses) for the period included in earnings for liabilities still held at December 31, 2008
Liabilities:
Medium-term notes	$399,061	$(6,002)	$(125,145)	$—	$(23,705)	$(67,948)	$—	$176,261	$92,042
Derivative contracts, net	3,405,595	214,741	1,778,149	(16,682)	(16,637)	132,776	—	5,497,942	(1,778,222)

Total liabilities	$3,804,656	$208,739	$1,653,004	$(16,682)	$(40,342)	$64,828	$—	$5,674,203	$(1,686,180)

(1)	Transferred in and out at the end of the period

Transfers into and out of Level 3 were $1.2 billion and $959 million for the year ended December 31, 2008, respectively. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the year. Foreign governments, corporate obligations, MBS and ABS constituted the majority of the affected instruments. The net unrealized loss related to the transfers into and out of Level 3 as of December 31, 2008 were $25 million and $82 million, respectively.

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the year ended December 31, 2008 are reported on the consolidated statements of operations as follows:

In thousands	Unrealized gains (losses) on insured derivatives	Net realized gains (losses)	Net gains (losses) on financial instruments at fair value and foreign exchange
Total gains (losses) included in earnings for the period	$(1,818,084)	$(1,761,788)	$(68,687)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held at December 31, 2008	$(1,726,052)	$—	$39,872

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Fair Value of Financial Instruments (continued)

Fair Value Option

The Company elected, under SFAS 155, to record at fair value certain financial assets and liabilities that contain embedded derivatives. Changes in fair value of these hybrid financial instruments are reflected in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statement of operations.

For the year ended December 31, 2008, the fair value of hybrid financial assets decreased $4 million on a pre-tax basis and $3 million on an after-tax basis and the fair value of hybrid financial liabilities, which related to four medium-term notes, decreased $149 million on a pre-tax basis and $97 million on an after-tax basis. Contractual interest coupon payments related to these medium-term notes are recorded within “Interest expense” on the Company’s consolidated statements of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Investments

The Company’s fixed-maturity portfolio consists of high-quality (average rating double-A) taxable and tax-exempt investments of diversified maturities. Other investments primarily comprise equity investments, including those accounted for under the equity method in accordance with APB 18 and highly rated perpetual securities that bear interest and are callable by the issuer. The following tables present the amortized cost and fair value of available-for-sale fixed-maturity and other investments included in the consolidated investment portfolio of the Company as of December 31, 2008 and 2007:

	As of December 31, 2008
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,191,620	$63,818	$(305)	$1,255,133
Foreign governments	747,053	39,696	(9,425)	777,324
Corporate obligations	4,746,790	69,841	(677,928)	4,138,703
Mortgage-backed	2,183,712	25,923	(386,460)	1,823,175
Asset-backed	3,249,939	11,962	(1,094,525)	2,167,376

Total	12,119,114	211,240	(2,168,643)	10,161,711
Tax-exempt bonds:
State and municipal	3,333,846	20,209	(237,736)	3,116,319

Total fixed-maturity investments	15,452,960	231,449	(2,406,379)	13,278,030
Other investments	4,021,638	79	(320,144)	3,701,573

Total available-for-sale investments	$19,474,598	$231,528	$(2,726,523)	$16,979,603

	As of December 31, 2007
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$750,465	$29,988	$(967)	$779,486
Foreign governments	781,015	14,322	(2,747)	792,590
Corporate obligations	16,476,437	345,230	(302,614)	16,519,053
Mortgage-backed	4,027,937	23,531	(77,686)	3,973,782
Asset-backed	7,981,123	18,052	(814,117)	7,185,058

Total	30,016,977	431,123	(1,198,131)	29,249,969
Tax-exempt bonds:
State and municipal	5,805,102	151,520	(8,829)	5,947,793

Total fixed-maturity investments	35,822,079	582,643	(1,206,960)	35,197,762
Other investments	1,297,532	4,359	(42,175)	1,259,716

Total available-for-sale investments	$37,119,611	$587,002	$(1,249,135)	$36,457,478

Fixed-maturity investments carried at fair value of $14 million and $13 million as of December 31, 2008 and 2007, respectively, were on deposit with various regulatory authorities to comply with insurance laws.

A portion of the obligations under investment agreements require the Company to pledge securities as collateral. As of December 31, 2008 and 2007, the fair value of securities pledged as collateral with respect to these obligations approximated $2.7 billion and $8.0 billion, respectively. Additionally, the Company has pledged cash in the amount of $2.2 billion.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Investments (continued)

The following table presents the distribution by contractual maturity of available-for-sale fixed-maturity investments at amortized cost and fair value as of December 31, 2008. Contractual maturity may differ from expected maturity because borrowers may have the right to call or prepay obligations.

In thousands	Amortized Cost	Fair Value
Due in one year or less	$1,124,068	$1,111,028
Due after one year through five years	2,735,165	2,615,947
Due after five years through ten years	1,589,504	1,446,762
Due after ten years through fifteen years	810,368	766,213
Due after fifteen years	3,760,204	3,347,530
Mortgage-backed	2,183,712	1,823,175
Asset-backed	3,249,939	2,167,375

Total fixed-maturity investments	$15,452,960	$13,278,030

Investments that are held-to-maturity are reported on the Company’s balance sheet at amortized cost. These investments, which relate to the Company’s conduit segment and consolidated VIEs, primarily consist of ABS and loans issued by major national and international corporations and other structured finance clients. As of December 31, 2008, the amortized cost and fair value of held-to-maturity investments totaled $3.7 billion and $3.6 billion, respectively. Unrecognized gross gains were $1 million and unrecognized gross losses were $62 million. As of December 31, 2007, the amortized cost and fair value of held-to-maturity investments totaled $5.6 billion. There were no unrecognized gross gains and unrecognized gross losses were $18 million. The following table presents the distribution of held-to-maturity investments by contractual maturity at amortized cost and fair value as of December 31, 2008:

In thousands	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	266,351	266,351
Due after five years through ten years	979	979
Due after ten years through fifteen years	—	—
Due after fifteen years	1,100,000	1,100,000
Mortgage-backed	114,569	114,569
Asset-backed	2,176,680	2,115,951

Total held-to-maturity investments	$3,658,579	$3,597,850

Included in the preceding tables are investments that have been insured by MBIA Corp. (“MBIA Insured Investments”). As of December 31, 2008, MBIA Insured Investments at fair value represented $3.5 billion or 17% of the consolidated investment portfolio. Conduit segment investments represented $2.4 billion or 12% of the consolidated investment portfolio and were all insured by MBIA Corp. Without giving effect to the MBIA guarantee of the MBIA Insured Investments, the underlying ratings (those given to an investment without the benefit of MBIA’s guarantee) of the MBIA Insured Investments as of December 31, 2008 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of MBIA Corp.’s guarantee. The ratings in the following table are the lower underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating agency, or when an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Investments (continued)

Underlying Ratings Scale In thousands	Insurance Available-for-sale	Investment Management Services Available-for-sale	Conduit Held-to-Maturity	Total
Aaa	$5	$29,624	$196,760	$226,389
Aa	9,656	130,718	305,819	446,193
A	141,858	129,981	420,054	691,893
Baa	152,043	346,867	1,457,903	1,956,813
Below investment grade	164,876	29,305	—	194,181

Total	$468,438	$666,495	$2,380,536	$3,515,469

It is MBIA’s policy to obtain an underlying rating from both Moody’s and S&P for each new transaction funded through the Company’s conduit segment prior to the execution of such transactions. All transactions currently funded in the conduit segment had an underlying rating of investment grade by Moody’s and S&P prior to funding. The weighted average underlying rating for transactions currently funded in the Company’s conduits was A- by S&P and A2 by Moody’s at the time such transactions were funded. MBIA estimates that the weighted average underlying rating of all outstanding conduit segment transactions was A- by S&P and A3 by Moody’s as of December 31, 2008.

The following tables present the gross unrealized losses included in accumulated other comprehensive income (loss) as of December 31, 2008 and 2007 related to available-for-sale fixed-maturity and other investments. The tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	As of December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$26,049	$(225)	$7,978	$(80)	$34,027	$(305)
Foreign governments	81,840	(9,413)	1,236	(12)	83,076	(9,425)
Corporate obligations	1,343,656	(174,643)	1,509,891	(503,285)	2,853,547	(677,928)
Mortgage-backed	107,969	(24,334)	484,008	(362,126)	591,977	(386,460)
Asset-backed	614,501	(291,060)	999,875	(792,906)	1,614,376	(1,083,966)

Total	2,174,015	(499,675)	3,002,988	(1,658,409)	5,177,003	(2,158,084)
Tax-exempt bonds:
State and municipal	2,126,514	(229,643)	170,529	(8,093)	2,297,043	(237,736)

Total fixed-maturity investments	4,300,529	(729,318)	3,173,517	(1,666,502)	7,474,046	(2,395,820)
Other investments	144,990	(82,610)	219,106	(237,534)	364,096	(320,144)

Total	$4,445,519	$(811,928)	$3,392,623	$(1,904,036)	$7,838,142	$(2,715,964)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Investments (continued)

	As of December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$—	$—	$97,791	$(967)	$97,791	$(967)
Foreign governments	66,516	(914)	128,441	(1,833)	194,957	(2,747)
Corporate obligations	4,174,294	(179,251)	1,985,342	(123,363)	6,159,636	(302,614)
Mortgage-backed	1,415,539	(62,171)	861,533	(15,515)	2,277,072	(77,686)
Asset-backed	4,746,786	(768,318)	312,736	(45,799)	5,059,522	(814,117)

Total	10,403,135	(1,010,654)	3,385,843	(187,477)	13,788,978	(1,198,131)
Tax-exempt bonds:
State and municipal	681,080	(7,114)	83,269	(1,715)	764,349	(8,829)

Total fixed-maturity investments	11,084,215	(1,017,768)	3,469,112	(189,192)	14,553,327	(1,206,960)
Other investments	306,217	(15,995)	384,168	(26,180)	690,385	(42,175)

Total	$11,390,432	$(1,033,763)	$3,853,280	$(215,372)	$15,243,712	$(1,249,135)

The following tables present the gross unrealized losses of held-to-maturity investments as of December 31, 2008 and 2007. Held-to-maturity investments are reported at amortized cost on the Company’s balance sheet. The table segregates investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	As of December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage and other asset-backed securities	$334,434	$(27,552)	$74,663	$(34,192)	$409,097	$(61,744)

	As of December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage and other asset-backed securities	$—	$—	$835,725	$(17,528)	$835,725	$(17,528)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Investments (continued)

As of December 31, 2008 and 2007, the Company’s available-for-sale fixed-maturity, equity and held-to-maturity investment portfolios’ gross unrealized losses totaled $2.8 billion and $1.3 billion, respectively. The weighted average contractual maturity of securities in an unrealized loss position as of December 31, 2008 and 2007 was 16 years and 18 years, respectively. As of December 31, 2008, there were 570 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $1.9 billion. Within the 570 securities, the book value of 486 securities exceeded market value by more than 5% as presented in the following table:

Percentage Book Value Exceeded Market Value	Number of Securities	(In thousands) Fair Value
5% to 15%	136	$783,394
16% to 25%	78	603,412
26% to 50%	150	1,162,019
Greater than 50%	122	476,501

Total	486	$3,025,326

As of December 31, 2007, there were 507 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $233 million. Within the 507 securities, the book value of 123 securities exceeded market value by more than 5%.

MBIA has evaluated whether the unrealized losses in its investment portfolios were other than temporary considering the circumstances that gave rise to the unrealized losses, along with MBIA’s ability and intent to hold these securities to maturity or until such time as to recover an amount equal to their amortized cost. Based on its evaluation, the Company realized other-than-temporary impairments of $954 million related to taxable fixed-maturity assets. MBIA determined that the unrealized losses on the remaining securities were temporary in nature because its impairment analysis, including projected future cash flows, indicated that the Company would be able to recover the amortized cost of impaired assets. The Company also concluded that it has both the ability and intent to hold these securities until their fair values recover to an amount at least equal to amortized cost or to maturity. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources availability to its business other than sales of securities. It also considered the existence of any risk management or other plans as of December 31, 2008 that would require the sale of impaired securities. On a quarterly basis, MBIA will reevaluate the unrealized losses in its investment portfolios and determine whether an impairment loss should be realized in current earnings. Refer to “Note 6: Investment Income and Gains and Losses” for information on realized losses due to other-than-temporary impairments. Additionally, refer to “Note 2: Significant Accounting Policies” for a description of the process used by the Company to determine other-than-temporary impairments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Investment Income and Gains and Losses

The following table includes total investment income from all operations:

	Years ended December 31
In thousands	2008	2007	2006
Fixed-maturity	$1,206,694	$1,792,631	$1,478,294
Held-to-maturity	152,134	274,737	188,037
Short-term investments	146,439	86,085	71,918
Other investments	76,446	71,815	86,832

Gross investment income	1,581,713	2,225,268	1,825,081
Investment expenses	30,817	24,915	17,660

Net investment income	1,550,896	2,200,353	1,807,421

Net realized gains (losses):
Fixed-maturity
Gains	324,900	159,532	57,958
Losses	(1,959,090)	(106,179)	(44,527)

Net	(1,634,190)	53,353	13,431

Other investments
Gains	2,995	6,051	26,262
Losses	(26,355)	(12,453)	(2,195)

Net	(23,360)	(6,402)	24,067

Other
Gains	17,123	14,281	8,869
Losses	(111,618)	(7,123)	(29,935)

Net	(94,495)	7,158	(21,066)

Total net realized gains (losses)	(1,752,045)	54,109	16,432

Total investment income	$(201,149)	$2,254,462	$1,823,853

For 2008, net realized losses from fixed-maturity investments of $1.6 billion included other-than-temporary impairments of $954 million primarily related to ABS and corporate securities and realized losses on security sales. For 2007, the net realized gain of $53 million included a realized gain of $36 million in connection with the disposition of the Delta and Northwest Airlines Enhanced Equipment Trust Certificates (“EETCs”) that were obtained in remediation. In addition, in 2007 the Company recognized realized losses of $20 million due to other-than-temporary impairments of taxable fixed-maturity investments.

For 2008, net realized losses in other investments of $23 million related to the sales of perpetual equity securities. For 2007, other investment net realized losses of $6 million included a write-down of $11 million for the Bear Stearns High Grade Structured Credit Strategies L.P. Other investment net realized gains of $24 million in 2006 were primarily due to the sale of a common stock investment in RAM Holdings, Inc., the holding company of RAM Reinsurance Company, Ltd., which generated a realized gain of $11 million.

For 2008, other net realized losses of $94 million resulted from interest rate swap terminations in a loss position. In 2006, other net realized losses of $21 million include $25 million of impairment losses on receivables the Company recorded through salvage and subrogation rights it obtained as a result of claim payments it previously made on insured credits.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Investment Income and Gains and Losses (continued)

Net unrealized gains (losses), including related deferred income taxes, reported in accumulated other comprehensive income (loss) within shareholders’ equity consisted of:

	As of December 31
In thousands	2008	2007
Fixed-maturity:
Gains	$231,449	$582,643
Losses	(2,406,379)	(1,206,960)
Foreign exchange	(102,187)	31,676

Net	(2,277,117)	(592,641)

Other investments:
Gains	79	4,359
Losses	(320,144)	(42,175)
Foreign exchange	—	19,602

Net	(320,065)	(18,214)

Total	(2,597,182)	(610,855)
Deferred income taxes provision (benefit)	(866,927)	(211,239)

Unrealized gains (losses), net	$(1,730,255)	$(399,616)

The change in net unrealized gains (losses) consisted of:

	Years ended December 31
In thousands	2008	2007	2006
Fixed-maturity	$(1,684,476)	$(969,638)	$(178,855)
Other investments	(301,851)	(35,643)	(29,569)

Total	(1,986,327)	(1,005,281)	(208,424)
Deferred income tax charged (credited)	(655,688)	(352,051)	(77,511)

Change in unrealized gains (losses), net	$(1,330,639)	$(653,230)	$(130,913)

Note 7: Derivative Instruments

Overview

MBIA has entered into derivative transactions as an additional form of financial guarantee and for purposes of hedging risks associated with existing assets and liabilities and forecasted transactions. CDSs are also entered into in the investment management services operations to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business. The Company accounts for derivative transactions in accordance with SFAS 133, as amended, which requires that all such transactions be recorded on the Company’s balance sheet at fair value. Fair value of derivative instruments is defined as the price that would be received to sell a derivative asset or paid to transfer a derivative liability (an exit price) in an orderly transaction between market participants at the measurement date.

Changes in the fair value of derivatives, excluding insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive income (loss),” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge. The total changes in fair value of the insured derivatives are recorded in “Net change in fair value of insured derivatives.” “Realized gains (losses) and other settlements on insured derivatives” include (i) net premiums received and receivable on written CDS contracts, (ii) net premiums paid and payable to reinsurers in respect of CDS contracts, (iii) net amounts received or paid on reinsurance commutations, (iv) losses paid and payable to CDS contract counterparties due to the occurrence of

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Derivative Instruments (continued)

a credit event or settlement agreement, (v) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event or settlement agreement and (vi) fees relating to CDS contracts. The “Unrealized gains (losses) on insured derivatives” include all other changes in fair value of the derivative contracts.

Insurance

The Company has entered into derivative transactions that it views as an extension of its core financial guarantee business but which do not qualify for the financial guarantee scope exception under SFAS 133 and, therefore, must be stated at fair value. The insurance operations, which represent the majority of the Company’s notional derivative exposure, have insured derivatives primarily consisting of structured pools of CDSs that the Company intends to hold for the entire term of the contract absent a negotiated settlement with the counterparty. The insurance operations have also provided guarantees on the value of certain structured closed-end funds, which meet the definition of a derivative under SFAS 133. The Company reduces risks embedded in its insured portfolio through the use of reinsurance and by entering into derivative transactions. This includes cessions of insured derivatives under reinsurance agreements and capital markets transactions in which the Company economically hedges a portion of the credit and market risk associated with its insured credit derivative portfolio. Such arrangements are also accounted for as derivatives under SFAS 133 and recorded in the Company’s financial statements at fair value.

Investment Management Services

The investment management services operations have entered into derivative transactions primarily consisting of interest rate, cross currency, total return swaps, principal protection guarantees and credit default swaps. Interest rate swaps have been entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps have been entered into to hedge the variability in cash flows resulting from fluctuations in foreign currency rates. Total return swaps are entered into to enable the Company to earn returns on certain obligations without directly owning the underlying obligations. The Company has also provided loss protection on certain MBIA Municipal Investor Service Corporation (“MBIA-MISC”) managed municipal pools that invest in highly rated short-term fixed-income securities. Such protection is accounted for as a derivative under SFAS 133 and is included as part of the Company’s principal protection guarantees. CDSs were entered into to hedge credit risk or to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business.

Certain interest rate and cross currency swaps qualify as cash flow hedges and fair value hedges under SFAS 133. The cash flow hedges mitigate or offset fluctuations in cash flows arising from variable rate assets or liabilities. The unrealized gains and losses relating to the cash flow hedges are reported in accumulated other comprehensive income (loss) and will be reclassified into earnings as interest revenue and expense are recognized on the hedged assets and liabilities. The fair value hedges are used to protect against changes in the market value of the hedged assets or liabilities. The gains and losses relating to the fair value hedges are recorded directly in earnings. Cash flow and fair value hedges are hedging existing assets, liabilities or forecasted transactions. During 2008, the Company recorded losses of $0.9 million (net of tax) and gains of less than $0.1 million in earnings within net gains (losses) on financial instruments at fair value and foreign exchange due to the ineffectiveness of fair value hedges and cash flow hedges, respectively.

The conduits primarily enter into interest rate and cross currency swaps as economic hedges against interest rate and currency risks. The cross currency swaps qualify as fair value hedges of foreign currency risk under SFAS 133. During 2008, the Company recorded losses of $2 million (net of tax) in earnings due to the ineffectiveness of these hedges. The Company also recorded losses of $3 million (net of tax) on economic hedges that did not qualify for hedge accounting under SFAS 133.

Cash flow hedges related to the investment management services operations resulted in an aggregate net unrealized loss of $4 million (net of tax) in accumulated other comprehensive income (loss) at December 31, 2008. The aggregate net unrealized loss is composed of both positive and negative future cash flows. The

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Derivative Instruments (continued)

Company expects that approximately $0.3 million of unrealized gains (including foreign exchange and net of tax) will migrate from accumulated other comprehensive income (loss) into earnings during 2009 and the remaining amount over the term of the contracts.

Corporate

The corporate operations have entered into a cross currency swap to hedge foreign exchange risks related to the issuance of certain MBIA long-term debt in accordance with the Company’s risk management policies. The cross currency swap has been designated as a cash flow hedge and hedges the variability arising from currency exchange rate movements on the foreign denominated fixed rate debt. Changes in the fair value of the cross currency swap are recorded in accumulated other comprehensive income (loss). As the debt is revalued at the spot exchange rate in accordance with SFAS 52, an amount that will offset the related transaction gain or loss arising from the revaluation will migrate each period from accumulated other comprehensive income (loss) into earnings. This cash flow hedge was 100% effective during 2008.

The cross currency swap resulted in an aggregate unrealized gain of $0.2 million (net of tax) remaining in accumulated other comprehensive income (loss) at December 31, 2008. The Company expects that approximately $0.4 million of unrealized losses (including foreign exchange and net of tax) will migrate from accumulated other comprehensive income (loss) into earnings during 2009 and the remaining balance over the term of the contract.

Outstanding Notional Values

The notional values of all derivative instruments by business operations as of December 31, 2008 are as follows:

	December 31, 2008
In millions	Insurance	Investment Management Services	Corporate	Total
Credit default swaps	$167,851	$826	$—	$168,677
Interest rate swaps	17,039	8,127	—	25,166
Principal protection guarantees	93	4,471	—	4,564
Currency swaps	140	2,750	80	2,970
Total return swaps	304	37	—	341
Credit linked notes	1	146	—	147
Interest rate caps/floors	—	—	104	104
All other	197	20	—	217

Total	$185,625	$16,377	$184	$202,186

The notional values of all derivative instruments by business operations as of December 31, 2007 are as follows:

	December 31, 2007
In millions	Insurance	Investment Management Services	Corporate	Total
Credit default swaps	$200,402	$3,956	$—	$204,358
Interest rate swaps	—	30,707	—	30,707
Principal protection guarantees	2,276	4,189	—	6,465
Currency swaps	—	5,414	155	5,569
Total return swaps	371	1,161	—	1,532
Credit linked notes	2	277	—	279
Interest rate caps/floors	105	—	—	105
All other	—	95	105	200

Total	$203,156	$45,799	$260	$249,215

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Derivative Instruments (continued)

The following table presents information about credit derivatives sold (insured) by the Company’s insurance operations that were outstanding as of December 31, 2008. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

Insured Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	Notional Value (in millions)
		AAA	AA	A	BBB	BB	B	CCC	Below CCC	Total Notional	Fair Value Asset (Liability)
Credit default swaps	5.8 years	$122,213	$5,176	$120	$1,447	$1,778	$2,147	$8,406	$3,746	$145,033	$(6,175)
Insured swaps	16.1 years	—	1,605	5,720	8,419	74	808	—	553	17,179	(5)
Total return swaps	1.7 years	—	—	200	—	—	—	—	104	304	—
Credit linked notes	30.3 years	—	—	1	—	—	—	—	—	1	—
All other	9.4 years	195	—	288	—	—	—	—	—	483	(14)

Total Notional		$122,408	$6,781	$6,329	$9,866	$1,852	$2,955	$8,406	$4,403	$163,000

Total Fair Value		$(3,450)	$(481)	$—	$(37)	$(246)	$(186)	$(925)	$(869)		$(6,194)

Referenced credit ratings assigned by MBIA to insured credit derivatives are derived by the Company’s surveillance group in conjunction with representatives from its new business and risk divisions. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDSs are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDSs. Refer to “Note 17: Net Insurance in Force” for further information about the Company’s sold credit derivatives, including the maximum potential undiscounted payments, recourse provisions and collateral arrangements. The maximum potential amount of future payments (undiscounted) on insured swaps, total return swaps and credit linked notes sold are estimated as the notional value of such contracts.

The following table presents information about credit derivatives sold by the Company’s investment management services operations that were outstanding as of December 31, 2008. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	Notional Value (in millions)
		AAA	AA	A	BBB	BB	B	CCC	Below CCC	Total Notional	Fair Value Asset (Liability)
Credit default swaps	3.2 years	$180	$155	$397	$—	$—	$—	$—	$—	$732	$(55)
Principal protection guarantees	0.1 years	4,469	—	—	—	—	—	—	—	4,469	—
Total return swaps	6.8 years	—	—	37	—	—	—	—	—	37	(3)
Credit linked notes	2.5 years	15	100	—	25	—	6	—	—	146	(60)

Total Notional		$4,664	$255	$434	$25	$—	$6	$—	$—	$5,384

Total Fair Value		$(28)	$(44)	$(22)	$(19)	$—	$(5)	$—	$—		$(118)

The maximum potential amount of future payments (undiscounted) on derivatives presented in the preceding table are estimated as the notional value of such contracts.

Counterparty Credit Risk

The Company manages counterparty credit risk on an individual counterparty basis through master netting agreements covering derivative transactions in the investment management services and corporate operations. These agreements allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either MBIA or the counterparty is downgraded below a specified

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Derivative Instruments (continued)

credit rating. If the Company were to settle all transactions covered under netting agreements as of December 31, 2008, the amount required to be paid to counterparties would have been reduced by $509 million as a result of its contractual right to offset amounts due from such counterparties. The Company has chosen not to net receivables due from counterparties with payables due to counterparties in its balance sheet, but instead to report these amounts on a gross basis as assets and liabilities.

In certain non-insurance derivative contracts, the Company also manages credit risk through collateral agreements that give the Company the right to hold or the obligation to provide collateral when the current market value of certain derivative contracts exceeds an exposure threshold. Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2008, the Company did not hold cash collateral from derivative counterparties but posted cash collateral to derivative counterparties of $92 million. As of December 31, 2008, the Company had securities with a fair value of $284 million posted to derivative counterparties.

As of December 31, 2008, the fair value was positive on four different Credit Support Annexes (“CSAs”) which govern collateral posting requirements between MBIA and its derivative counterparties. The aggregate positive fair value for these four CSAs was $128 million for which the Company did not receive collateral because the Company’s credit rating was below the CSA minimum credit ratings level for holding counterparty collateral. The lowest rated of the four counterparties was rated A+ by S&P and Aa3 by Moody’s.

Financial Statement Impact

As of December 31, 2008 and 2007, the Company reported derivative assets of $1.4 billion and $1.7 billion, respectively, and derivative liabilities of $7.0 billion and $5.0 billion, respectively, which are shown separately on the Company’s consolidated balance sheets. The following tables present the amount of the derivative assets and liabilities by business operations for the years ended December 31, 2008 and 2007. The net changes in derivative assets and derivative liabilities were primarily due to the $1.8 billion loss on insured credit derivatives.

	Year ended December 31, 2008
In millions	Insurance	Investment Management Services	Corporate	Total
Derivative assets	$747	$638	$35	$1,420
Derivative liabilities	$6,220	$822	$4	$7,046

	Year ended December 31, 2007
In millions	Insurance	Investment Management Services	Corporate	Total
Derivative assets	$837	$832	$54	$1,723
Derivative liabilities	$4,492	$545	$—	$5,037

The statement of operations impact for all derivative transactions for 2008 was an after-tax decrease in net income of $1.6 billion. The impact of all derivative transactions for 2007 was an after-tax decrease in net income of $2.2 billion while the impact for 2006 was an after-tax increase in net income of $84 million. The statement of operations impact of derivative activity is broken down into revenues, realized gains (losses) and other settlements on insured derivatives, unrealized gains (losses) on insured derivatives, net realized gains (losses), net gains (losses) on financial instruments at fair value and foreign exchange and expenses. For derivatives that have been designated as qualifying hedges, income and expense are recorded as an adjustment to those of the hedged items. The following tables present the impact described above on the 2008, 2007 and 2006 statements of operations by business operation.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Derivative Instruments (continued)

	Year ended December 31, 2008
In millions	Insurance	Investment Management Services	Corporate	Total
Revenues (1)	$—	$(12.2)	$—	$(12.2)
Realized gains(losses) and other settlements on insured derivatives	(397.3)	—	—	(397.3)
Unrealized gains (losses) on insured derivatives	(1,822.7)	—	—	(1,822.7)
Net realized gains (losses)	—	(92.1)	—	(92.1)
Net gains (losses) on financial instruments at fair value and foreign exchange	1.3	(136.6)	(2.7)	(138.0)

Total revenues	(2,218.7)	(240.9)	(2.7)	(2,462.3)
Expenses (1)	—	—	0.1	0.1

Income (loss) before income taxes	(2,218.7)	(240.9)	(2.8)	(2,462.4)
Tax (provision) benefit	776.6	84.3	1.0	861.9

Net income (loss)	$(1,442.1)	$(156.6)	$(1.8)	$(1,600.5)

	Year ended December 31, 2007
In millions	Insurance	Investment Management Services	Corporate	Total
Revenues (1)	$—	$67.1	$—	$67.1
Realized gains (losses) and other settlements on insured derivatives:	116.2	—	—	116.2
Unrealized gains (losses) on insured derivatives:	(3,726.8)	—	—	(3,726.8)
Net realized gains (losses)	—	(12.1)	—	(12.1)
Net gains (losses) on financial instruments at fair value and foreign exchange:	(1.5)	249.0	1.1	248.6

Total revenues	(3,612.1)	304.0	1.1	(3,307.0)
Expenses (1)	—	—	(1.0)	(1.0)

Income (loss) before income taxes	(3,612.1)	304.0	0.1	(3,308.0)
Tax (provision) benefit	1,264.2	(106.4)	(0.0)	1,157.8

Net income (loss)	$(2,347.9)	$197.6	$0.1	$(2,150.2)

	Year ended December 31, 2006
In millions	Insurance	Investment Management Services	Corporate	Total
Revenues (1)	$—	$38.4	$—	$38.4
Realized gains (losses) and other settlements on insured derivatives:	80.8	—	—	80.8
Unrealized gains (losses) on insured derivatives:	(5.0)	—	—	(5.0)
Net realized gains (losses)	—	2.5	—	2.5
Net gains (losses) on financial instruments at fair value and foreign exchange:	—	13.5	0.4	13.9

Total revenues	75.8	54.4	0.4	130.6
Expenses (1)	—	—	(1.2)	(1.2)

Income (loss) before income taxes	75.8	54.4	(0.8)	129.4
Tax (provision) benefit	(26.5)	(19.0)	0.3	(45.2)

Net income (loss)	$49.3	$35.4	$(0.5)	$84.2

(1)	Includes interest income and expense for derivatives in a hedge relationship in the investment management services and corporate operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Derivative Instruments (continued)

As of December 31, 2008, the Company reported an accumulated unrealized loss of $4 million (net of tax) in other comprehensive income (loss) related to the fair value of the cash flow hedges compared with a $13 million accumulated unrealized loss (net of tax) as of December 31, 2007. The change resulted from a $7 million unrealized loss (net of tax) in the fair value of the cash flow hedges and the transfer of $3 million loss (including foreign exchange and net of tax) to earnings as a result of scheduled interest payments and receipts on the cash flow hedges. As of December 31, 2008, the maximum term of derivative instruments related to cash flow hedges was approximately 10 years.

Note 8: Variable Interest Entities

Insurance

Through MBIA’s insurance operations, the Company provides credit enhancement services to issuers of obligations that may involve issuer-sponsored special purpose entities (“SPEs”). An SPE may be considered a VIE as defined by FIN 46(R) to the extent the SPE’s total equity at risk is not sufficient to permit the SPE to finance its activities without additional subordinated financial support or if its equity investors lack any one of the characteristics of a controlling financial interest including (i) the ability to make significant decisions through voting rights, (ii) the right to receive the expected residual returns of the entity, or (iii) the obligation to absorb the expected losses of the entity. The holder of a variable interest that will absorb the majority of the expected losses of the VIE, receive the majority of the expected returns of the VIE, or both, is required to consolidate the VIE. The variable interest holder required to consolidate a VIE is considered to be the primary beneficiary under FIN 46(R). A variable interest holder determines whether it is the primary beneficiary of the VIE at initial recognition of its variable interest in the VIE and reconsiders its determination if certain events occur in a subsequent reporting period.

The Company evaluates issuer-sponsored SPEs to determine if the entity is a VIE. For all entities determined to be VIEs, at inception and when reconsideration events occur, MBIA evaluates whether its guarantee to provide credit protection on obligations issued by VIEs will absorb the majority of the expected losses of the VIE.

The Company generally makes this determination based on a qualitative assessment of the design and purpose of the VIE, the capital structure and other variable interests that will absorb expected losses. If the Company cannot make the determination based on a qualitative analysis, a quantitative analysis is used. The Company generally provided credit protection on the most senior obligations issued by VIEs, and at inception of the contract, its exposure generally had more subordination than necessary to achieve triple-A credit ratings from credit rating agencies. MBIA generally does not absorb the majority of the expected losses and is not the primary beneficiary as the result of its guarantees of insured obligations issued by VIEs. The Company generally considers its guarantee of principal and interest payments of insured obligations, given nonperformance by a nonconsolidated VIE, to be a significant variable interest.

Consolidated VIEs

In the fourth quarter of 2008, additional variable interests were acquired in two VIEs which have outstanding obligations insured by MBIA, and a subordinated interest was acquired in a newly formed entity considered to be a VIE. Based on qualitative assessments, the Company determined that it is the primary beneficiary of the aforementioned VIEs and consolidated the assets and liabilities of the entities as of December 31, 2008.

As of December 31, 2008, consolidated VIE assets and liabilities were $2.3 billion and $1.8 billion, respectively, including the VIEs consolidated in the fourth quarter of 2008 and other VIEs with outstanding obligations insured by MBIA that hold residential mortgages or securities as collateral. These VIEs were also consolidated as of December 31, 2007, with assets and liabilities each totaling $1.4 billion. Creditors of issuer-sponsored VIEs do not have recourse to the general assets of MBIA. In the event of nonpayment of an insured obligation issued by a consolidated VIE, the Company is obligated to pay principal and interest, when due, on the respective insured obligation only. The Company’s exposure to consolidated VIEs is limited to the credit protection provided on insured obligations and the additional variable interests acquired.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Variable Interest Entities (continued)

Nonconsolidated VIEs

The following table presents the total assets of nonconsolidated VIEs in which the Company holds a significant variable interest as of December 31, 2008. The table also presents the Company’s maximum exposure to loss in comparison to the carrying value of liabilities resulting from financial guarantees and insured CDSs as of December 31, 2008. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. Refer to “Note 7: Derivative Instruments” for information about the Company’s valuation of insured derivatives. Additionally, as the majority of the Company’s loss and LAE reserves relate to guarantees of VIEs, refer to “Note 12: Loss and Loss Adjustment Expense Reserves” for information about the Company’s loss and LAE activity.

	December 31, 2008
	VIE Assets	Maximum Exposure to Loss	Carrying Value of Liabilities
In millions			Deferred Premium Revenue	Derivative Liabilities
Insurance:
Global Structured Finance:
Collateralized debt obligations	$70,778	$51,198	$11	$2,567
Mortgage-backed residential	94,574	29,677	4	1
Mortgage-backed commercial	2,196	1,660	—	—
Consumer asset-backed	22,281	12,954	1	—
Corporate asset-backed	69,201	39,714	43	4

Total Global Structured Finance	259,030	135,203	59	2,572
Global Public Finance	29,241	11,977	87	—

Total Insurance	$288,271	$147,180	$146	$2,572

The maximum exposure to loss as a result of the Company’s interest in the VIE is represented by net insurance in force. Net insurance in force is the maximum future payments of principal and interest, net of cessions to reinsurers, which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs, assuming a full credit event occurs. The maximum exposure to loss presented in the preceding table is included in and not incremental to the net insurance in force presented in “Note 17: Net Insurance in Force.”

Investment Management Services

In its investment management services operations, the Company invests in obligations issued by issuer-sponsored SPEs which are included in fixed-maturity securities held as available-for-sale and investments held-to-maturity. The Company evaluates issuer-sponsored SPEs to determine if the entity is a VIE. For all entities determined to be VIEs, the Company evaluates whether its investment will absorb the majority of the expected losses of the VIE, receive the majority of the expected returns of the VIE, or both, as of the date of initial purchase and as of any subsequent date of additional acquisitions of interests in the VIE. The investment policies of the Company limit the amount of credit exposure to any one issuer and seek to invest in high-quality investments (average rating double-A or above). MBIA is not the primary beneficiary of any VIEs and does not hold any significant variable interests in issuers considered VIEs based on its assessment of the investment portfolio.

In the advisory segment of its investment management services operations, the Company provides collateral management services to six VIEs. Additional variable interests are held in certain of these VIEs in the form of either credit protection provided on VIE obligations or investment in a VIE obligation. The Company evaluates each VIE to determined whether its combined variable interests in each respective VIE will absorb the majority of the expected losses of the VIE, receive the majority of the expected returns of the VIE, or both. The Company is not the primary beneficiary of the aforementioned VIEs. Significant variable interests resulting from credit protection provided on obligations issued by three of the VIEs are presented in table above. The Company does not hold a significant variable interest in any of the remaining three VIEs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Variable Interest Entities (continued)

As of December 31, 2008, a Company sponsored nonconsolidated funding conduit held no material assets and had no obligations outstanding, and as of December 31, 2007 had $1.2 billion in commercial paper outstanding. The Company has no liquidity obligation to fund nonconsolidated funding conduits.

Consolidated VIEs

In the conduit segment of its investment management services operations, the Company manages and administers two multi-seller conduit SPEs, Triple-A One and Meridian Funding Company, LLC (collectively, the “Conduits”). The Conduits invest in various types of financial instruments, such as debt securities, loans, lease receivables and trade receivables, and obligations issued by SPEs, and funds the investments through the issuance of commercial paper and/or medium-term notes. The assets and liabilities of the Conduits are supported by credit enhancement provided through MBIA Corp. The Conduits are designed to provide issuers an efficient source of funding for issued obligations, and to provide an opportunity for MBIA Corp. to issue financial guarantee insurance policies.

The Conduits are VIEs and are consolidated by the Company as the primary beneficiary. MBIA has included on its balance sheet the assets and liabilities of each Conduit, which consist primarily of various types of investments funded by commercial paper and/or medium-term notes, and has included in its statement of operations the operating revenues and expenses of the Conduits. Certain of MBIA’s consolidated subsidiaries have invested in Conduit debt obligations or have received compensation for services provided to the Conduits. As such, MBIA has eliminated intercompany transactions with the Conduits from its balance sheet and statement of operations. After the elimination of such intercompany assets and liabilities, total assets and liabilities of the Conduits were $2.5 billion and $2.1 billion, respectively, as of December 31, 2008 and $4.4 billion and $4.3 billion, respectively, as of December 31, 2007. Creditors of the Conduits do not have recourse to the general assets of MBIA outside of financial guarantee policies provided on obligations issued by the Conduits.

Balance Sheet Impact of Consolidated VIEs

The following table presents the carrying amounts and classification of assets and liabilities of consolidated VIEs as of December 31, 2008 and 2007:

	As of December 31,
In millions	2008	2007
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $632)	$632	$—
Investments held-to-maturity, at amortized cost	3,157	5,054
Short-term investments held-to-maturity, at amortized cost	499	549
Cash and cash equivalents	91	51
Accrued investment income	12	28
Derivative assets	—	30
Other assets	423	—

Total assets	$4,814	$5,712

Liabilities
Commercial paper	$—	$850
Medium-term notes	2,133	3,399
Variable interest entity notes	1,792	1,356
Derivative liabilities	13	42

Total liabilities	$3,938	$5,647

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Collateralized Transactions

The Company enters into securities borrowing and lending contracts in connection with MBIA’s collateralized investment agreement and repurchase agreement activities and to invest short-term cash balances or to provide liquidity to the Company’s asset/liability programs. Such contracts are only transacted with high-quality dealer firms. It is the Company’s policy to take possession of securities borrowed under these contracts. The Company minimizes the credit risk of counterparties to transactions that might be unable to fulfill their contractual obligations by monitoring customer credit exposure and collateral values and requiring additional collateral to be deposited with the Company when deemed necessary.

The Company routinely pledges securities it owns in accordance with the terms of its collateralized transactions. Securities pledged in connection with investment agreement activities may not be repledged by the investment agreement counterparty. Securities pledged as part of repurchase agreements may be repledged or rehypothecated by the counterparty of the contract or by MBIA. As of December 31, 2008 and 2007, the fair value of financial assets pledged as collateral under repurchase agreements in which the counterparties have the right to repledge or rehypothecate the securities were $846 million and $1.2 billion, respectively. In addition to security collateral, MBIA also had $31 million of cash collateral pledged under these agreements, which is included in “Other assets” on the Company’s consolidated balance sheet.

Under certain non-insurance derivative contracts entered into by the Company, collateral postings are required by either MBIA or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. Cash or securities may be posted as collateral at the option of the party posting the collateral. As of December 31, 2008, the Company did not hold cash collateral from derivative counterparties but posted cash collateral to derivative counterparties of $92 million. As of December 31, 2008, the Company had securities with a fair value of $284 million posted to derivative counterparties. Refer to “Note 7: Derivative Instruments” for a further discussion on collateralized derivative transactions.

The Company reports cash received or posted in its consolidated statements of cash flows as either operating, investing or financing consistent with the classification of the asset or liability that created the posting requirement.

Note 10: Short-Term Debt, Long-Term Debt and Other Borrowing Arrangements

Short-Term Debt

In the fourth quarter of 2008, the Company terminated its Tender Option Bond (“TOB”) trades bringing its short-term debt to zero. A TOB trade is a repackaging of municipal bonds, effectively providing MBIA with leveraged securitized financing of long-term bonds at short-term tax-exempt rates. At December 31, 2007, floating rate certificates related to the TOB trades included in short-term debt totaled $13 million. The aggregate weighted average interest rate as of December 31, 2007 was 3.52%.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Short-Term Debt, Long-Term Debt and Other Borrowing Arrangements (continued)

Long-Term Debt

The Company’s long-term debt consists of notes, debentures and liquidity loans as follows:

	As of December 31
In thousands	2008	2007
4.500% Notes due 2010	$79,983	$154,573
9.375% Notes due 2011	100,000	100,000
6.400% Senior Notes due 2022 (1)	292,933	297,019
7.000% Debentures due 2025	55,900	75,000
7.150% Debentures due 2027	100,000	100,000
6.625% Debentures due 2028	141,378	150,000
5.700% Senior Notes due 2034 (2)	329,115	350,000

	1,099,309	1,226,592
Less unamortized discount	1,410	1,579
Plus unamortized premium	82	267

Sub-total	$1,097,981	$1,225,280

14% Surplus Notes due 2033	952,655	—
Liquidity Loans	345,423	—

Total	$2,396,059	$1,225,280

(1)	Callable on or after August 15, 2006 at 100.00.
(2)	Callable at any time at the greater of 100.00 or the present value of the remaining scheduled payments of principal and interest.

The Company’s long-term debt presented in the preceding table is subject to certain restrictive covenants, none of which significantly restrict the Company’s operating activities or dividend-paying ability. At December 31, 2008 and December 31, 2007, the Company was in compliance with all debt covenants as there was no occurrence of any event of default with respect to the above securities. Key events of default include (i) default in the payment of any interest or principal when it becomes due and payable, (ii) default in the performance, or breach, of any covenant or warranty of MBIA, (iii) events of default with respect to the Company’s indebtedness, other than its debt securities or non-recourse obligations, in an aggregate principal amount in excess of $10 million which consist of the failure to make any payment at maturity or result in the acceleration of the maturity of the Company’s indebtedness, (iv) entry by a court having jurisdiction in the premises of a decree or order for relief in respect of MBIA in an involuntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law, and (v) commencement by MBIA of a voluntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law.

In December 2000, MBIA issued Swiss franc notes due June 2010 bearing interest at 4.5%. During the second half of 2008, MBIA repurchased $79 million par value outstanding of its Swiss franc notes at an average price of 75.00. Also, in connection with these notes, MBIA entered into a swap transaction that met the criteria for cash flow hedge accounting. The swap transaction converts the interest rate from a fixed Swiss franc debt rate of 4.5% to a fixed U.S. dollar rate of 7.56% and converts the Swiss franc principal amount due at maturity to a fixed U.S. dollar amount of approximately $80 million.

On January 16, 2008, MBIA Corp. issued $1 billion of 14% fixed-to-floating rate surplus notes due January 15, 2033. The surplus notes have an initial interest rate of 14% until January 15, 2013 and thereafter at an interest rate of three-month LIBOR plus 11.26%. Interest payments on the surplus notes are subject to prior approval by the Superintendent of the NYSID. The surplus notes are callable at par at MBIA Corp.’s option on the fifth anniversary of the date of issuance and every fifth anniversary thereafter, subject to prior approval by the Superintendent and other restrictions. The cash received from the issuance of surplus notes was used for general business purposes and the deferred debt issuance costs are being amortized over the term of the surplus notes. During the third quarter of 2008, MBIA Corp. repurchased $47 million par value outstanding of its surplus notes at an average price of 77.00. Net gains from repurchasing the surplus notes totaled $10 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Short-Term Debt, Long-Term Debt and Other Borrowing Arrangements (continued)

Liquidity loans presented in the preceding table represent borrowings under liquidity facilities. Triple-A One, an MBIA-administered multi-seller conduit consolidated in the Company’s conduit segment, issues commercial paper to fund the purchase of assets from structured finance clients. Assets purchased by Triple-A One are insured by MBIA Corp. Triple-A One maintains backstop liquidity facilities for each transaction, covering 100% of the face amount of commercial paper outstanding, with banks rated A-1/P-1 or better by S&P and Moody’s respectively. These liquidity facilities are designed to allow Triple-A One to repay investors in the event of a market disruption in which Triple-A One is unable to issue new commercial paper to replace maturing commercial paper. The financial guarantee policies issued by MBIA to insure the assets of Triple-A One cannot be accelerated to repay maturing commercial paper or borrowings under liquidity facilities and only guarantee ultimate payments over time relating to the assets. During 2008, conditions in the asset-backed commercial paper market deteriorated making it increasingly difficult for Triple-A One to issue new commercial paper at commercially acceptable rates to refund maturing obligations. Accordingly, Triple-A One began borrowing under its liquidity facilities to repay maturing commercial paper. By September 2008, these facilities were drawn in full and Triple-A One ceased issuing commercial paper. All commercial paper holders were repaid in full and borrowings under liquidity facilities, which totaled $345 million as of December 31, 2008, will be repaid as the assets purchased by Triple-A One mature. The Company expects that the facilities will be fully repaid by 2037. The interest rate applicable to $250 million of borrowings is one-month LIBOR plus 0.75% and the interest rate applicable to $95 million of borrowings is one-month LIBOR plus 0.425%.

The aggregate maturity of long-term debt obligations, excluding accrued interest and premiums or discounts, as of December 31, 2008 for each of the next five years and thereafter commencing in 2009 was:

In millions	2009	2010	2011	2012	2013	After 2013	Total
Long-term debt obligations due	$—	$80	$100	$—	$—	$2,217	$2,397

Other Borrowing Arrangements

The Company has available various facilities, such as lines of credit and equity-based facilities, which further support its liquidity and claims-paying resources. As of December 31, 2008, MBIA Corp. maintained a $450 million limited recourse standby line of credit facility with a group of major banks to provide funds for the payment of claims on U.S. public finance transactions in excess of the greater of $500 million of cumulative claims, net of recoveries, or 5% of average annual debt service of the covered transactions. The agreement expires in March 2015. The remaining term is approximately six years. During 2008, there were no balances outstanding under the facility. Cumulative covered losses incurred to date under the facility are $17 million. In connection with the Company’s restructuring of MBIA Insurance Corporation, it intends to negotiate with the providers of this facility a transfer of the facility from MBIA Insurance Corporation to MBIA Illinois.

MBIA maintained a revolving credit facility totaling $500 million with a group of highly rated global banks, which expires in May 2011. The facility contains certain covenants including, among others, that the consolidated net worth of MBIA Inc. and MBIA Corp. will not fall below $2.8 billion and that the ratio of consolidated debt to equity for MBIA Inc. and MBIA Corp. will not exceed 30%, at any time. In January 2008, the Company amended the credit facility to treat the surplus notes as equity in the net worth and leverage calculations. This facility does not include any material credit rating triggers or any provisions that could require the posting of collateral. During 2008, there were no draws upon this facility nor were there any balances outstanding under the facility. The Company has been negotiating an amendment to the terms of the facility to exclude unrealized gains and losses on insured credit derivatives from the calculation of net worth. After consideration of the terms and conditions required to obtain an amendment, MBIA elected to terminate the facility effective February 27, 2009 in accordance with its rights under the credit facility. As of the termination date, neither MBIA Inc. nor MBIA Corp. had outstanding borrowings under the facility, and there were no early termination fees or premiums paid as a result of terminating the facility.

The Company has $20 million of outstanding letters of credit for MBIA-MISC that are intended to support the net asset value of certain investment pools managed by MBIA-MISC. These letters of credit can be drawn upon in the

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Short-Term Debt, Long-Term Debt and Other Borrowing Arrangements (continued)

event that the liquidation of such assets is required and the proceeds are less than the cost. In addition, the Company has issued commitments to three pooled investment programs managed or administered by MBIA-MISC and its subsidiary. These commitments cover losses in such programs should the net asset values per share decline below specified per share values. At December 31, 2008, the maximum amount of future payments that the Company would be required to make under these commitments was $4.5 billion. These commitments shall be in effect so long as MBIA-MISC and its subsidiary remain as manager or administrator and each program remains in compliance with its respective investment objectives and policies.

Note 11: Investment Agreement, Commercial Paper and Medium-Term Note Obligations

Obligations under investment agreement contracts are recorded as liabilities on the Company’s consolidated balance sheet based upon proceeds received plus unpaid accrued interest at the balance sheet date. Upon the occurrence of certain contractually agreed-upon events, some of these funds may be withdrawn prior to their expected withdrawal dates by the investor. Additionally, certain investment agreements provide for early termination at the option of the investor upon the downgrade of MBIA Corp. to certain credit rating levels. Such terminations significantly reduced outstanding investment agreement balances during 2008.

Investment agreements have been issued with either fixed or floating interest rates in both U.S. dollars and foreign currencies. As of December 31, 2008, the annual interest rates on these agreements ranged from 0.17% to 7.93% and the weighted average interest rate was 4.41%. As of December 31, 2007, the annual interest rates on these agreements ranged from 2.50% to 7.93% and the weighted average interest rate was 4.96%. Principal payments due under these investment agreements in each of the next five years ending December 31 and thereafter, based upon expected withdrawal dates, are as follows:

In thousands	Principal Amount (1)
Expected withdrawal date:
2009	$899,456
2010	789,024
2011	204,853
2012	556,511
2013	198,982
Thereafter	2,445,242

Total	$5,094,068

(1)	Foreign currency denominated investment agreements are presented in U.S. dollars. Amounts reflect principal due at maturity for investment agreements issued at a discount.

Under private placement offerings, Triple-A One issued commercial paper to fund the purchase of assets from structured finance clients with maturities of up to 270 days. Assets purchased by Triple-A One are insured by MBIA Corp. Historically, Triple-A One has maintained backstop liquidity facilities for each transaction, covering 100% of the face amount of commercial paper outstanding. These liquidity facilities were designed to allow Triple-A One to repay investors in the event of a market disruption in which Triple-A One would be unable to issue new commercial paper to replace maturing commercial paper. The financial guarantee policies issued by MBIA to insure the assets of Triple-A One cannot be accelerated to repay maturing commercial paper or borrowings under liquidity facilities and only guarantee ultimate payments over time relating to the assets.

During the course of 2008, conditions in the asset-backed commercial paper market deteriorated and it became increasingly difficult as the year progressed for Triple-A One to issue commercial paper at commercially acceptable rates. Accordingly, as the market for its paper dried up, Triple-A One began drawing down on its liquidity facilities to repay maturing commercial paper. By September 2008, these facilities were drawn in full and Triple-A One ceased issuing commercial paper. All commercial paper holders have been repaid in full.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Investment Agreement, Commercial Paper and Medium-Term Note Obligations (continued)

Medium-term note obligations are recorded as liabilities on the Company’s balance sheet based upon proceeds received, net of unamortized discounts and premiums, plus unpaid accrued interest at the balance sheet date. MBIA adopted the provisions of SFAS 155 on January 1, 2007 and applied SFAS 155 fair value measurement to medium-term note liabilities. Medium-term notes are issued by MBIA Global Funding, LLC (“GFL”) as part of MBIA’s asset/liability products segment and by Meridian as part of MBIA’s conduit segment. Medium-term notes have been issued with either fixed or floating interest rates and GFL has issued medium-term notes in U.S. dollars and foreign currencies. As of December 31, 2008, the interest rates of the medium-term notes ranged from 0.00% to 7.08 % and the weighted average interest rate was 1.64%. As of December 31, 2007, the interest rates of the medium-term notes ranged from 3.59% to 6.40% and the weighted average interest rate was 5.15%. Principal payments due under medium-term note obligations based on their contractual maturity dates are as follows:

In thousands	Principal Amount (1)
Maturity date:
2009	$2,004,863
2010	750,440
2011	179,430
2012	146,648
2013	237,883
Thereafter	3,907,203

Total	$7,226,467

(1)	Foreign currency denominated medium-term notes are presented in U.S. dollars. Amounts reflect the principal due at maturity for notes issued at a discount or premium.

The Company may buyback and extinguish debt originally issued by either MBIA Inc. or its subsidiaries. Purchase prices are generally negotiated with the counterparty, similar to buying or selling an asset in the open market. The Company repurchases its debt at discounted prices in an effort to improve its own economic position while also providing liquidity to investors of MBIA debt. In all cases, debt buybacks were executed in response to investor or dealer inquiries. During 2008, the Company recognized gains associated with medium-term note repurchases, net of losses associated with investment agreement terminations, of $341 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Loss and Loss Adjustment Expense Reserves

MBIA establishes two types of loss and LAE reserves for non-derivative financial guarantees: case basis reserves and an unallocated loss reserve. Refer to “Note 2: Significant Accounting Policies” for information regarding the Company’s loss reserving policy. A summary of the case basis and unallocated activity and the components of the liability for loss and LAE reserves are presented in the following table:

(In thousands)	2008	2007	2006
Case basis loss and LAE reserves:
Balance at January 1	$911,880	$323,718	$512,888
Less: reinsurance recoverable	82,041	46,941	58,965

Net balance at January 1	829,839	276,777	453,923

Case basis transfers from the unallocated loss reserve related to:
Current year	960,174	633,896	9,015
Prior years	560,377	44,174	65,990

Total	1,520,551	678,070	75,005

Net paid (recovered) related to:
Current year	357,285	44,164	635
Prior years	724,136	80,844	251,516

Total net paid	1,081,421	125,008	252,151

Net balance at December 31	1,268,969	829,839	276,777
Plus: reinsurance recoverable on unpaid losses	56,922	82,041	46,941

Case basis loss and LAE reserve balance at December 31	1,325,891	911,880	323,718

Unallocated loss reserve:
Balance at January 1	434,543	213,319	208,614
Losses and LAE incurred	1,318,001	900,345	80,889
Channel Re elimination(1)	—	(1,051)	(1,179)
Transfers to case basis and LAE reserves	(1,520,551)	(678,070)	(75,005)

Unallocated loss reserve balance at December 31	231,993	434,543	213,319

Total	$1,557,884	$1,346,423	$537,037

(1)

Represents the amount of losses and LAE incurred that have been eliminated in proportion to MBIA’s ownership interest in Channel Reinsurance Ltd. (“Channel Re”), which is carried on an equity method accounting basis.

The unallocated loss reserve approximated $232 million at December 31, 2008, which represents the Company’s estimate of losses, associated with credit deterioration, that have occurred in the Company’s insured portfolio but have not been specifically identified and is available for future case-specific activity. During 2008, additions to case basis reserves related to MBIA’s insured exposure to second-lien RMBS transactions consisting of home equity lines of credit (“HELOC”) and closed-end second-lien mortgages totaled $1.8 billion. The Company incurred $1.3 billion of loss and loss adjustment expenses during 2008. Of the $1.3 billion, $92 million was based on the Company’s loss factor of 14.5% of the insurance segment’s scheduled net earned premium and $1.2 billion represented additional loss and loss adjustment expenses related to insured RMBS exposure.

Total net paid activity for 2008 of $1.1 billion primarily related to insured obligations within MBIA’s RMBS sector and Allegheny Health, Education and Research Foundation (“AHERF”). The Company had salvage and subrogation receivables of $459 million at December 31, 2008 and $108 million at December 31, 2007, included in “Other assets.” Amounts due to reinsurers related to salvage and subrogation totaled $13 million at December 31, 2008 and $4 million at December 31, 2007, and are included in “Other liabilities.”

The Company’s Insured Portfolio Management Division (“IPM”) monitors MBIA’s outstanding insured obligations with the objective of minimizing losses. IPM meets this objective by identifying issuers that, because of deterioration in credit quality or changes in the economic, regulatory or political environment, are at a heightened

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Loss and Loss Adjustment Expense Reserves (continued)

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

Insured obligations are monitored periodically. The frequency and extent of such monitoring is based on the criteria and categories described below. Insured obligations that are judged to merit more frequent and extensive monitoring or remediation activities due to a deterioration in the underlying credit quality of the insured obligation or the occurrence of adverse events related to the underlying credit of the issuer are assigned to a surveillance category (“Caution List-Low,” “Caution List-Medium,” “Caution List-High,” or “Classified List”) depending on the extent of credit deterioration or the nature of the adverse events. IPM monitors insured obligations assigned to a surveillance category more frequently and, if needed, develops a remediation plan to address any credit deterioration. The Company does not establish any case basis reserves for insured obligations that are assigned to “Caution List-Low,” “Caution List-Medium,” or “Caution List-High.” In the event MBIA determines that it must pay a claim or that a claim is probable and estimable with respect to an insured transaction, it places the insured transaction on its “Classified List” and establishes a case basis reserve. The following provides a description of each surveillance category:

“Caution List – Low”—Includes issuers where debt service protection is adequate under current and anticipated circumstances. However, debt service protection and other measures of credit support and stability may have declined since the transaction was underwritten and the issuer is less able to withstand further adverse events. Transactions in this category generally require more frequent monitoring than transactions that do not appear within a surveillance category. IPM subjects issuers in this category to heightened scrutiny.

“Caution List – Medium”—Includes issuers where debt service protection is adequate under current and anticipated circumstances, although adverse trends have developed and are more pronounced than for “Caution List – Low.” Issuers in this category may have breached one or more covenants or triggers. These issuers are more closely monitored by IPM but generally take remedial action on their own.

“Caution List – High”—Includes issuers where more proactive remedial action is needed but where no defaults on debt service payments are expected. Issuers in this category exhibit more significant weaknesses, such as low debt service coverage, reduced or insufficient collateral protection or inadequate liquidity, which could lead to debt service defaults in the future. Issuers in this category have breached one or more covenants or triggers, have not taken conclusive remedial action, and IPM adopts a remediation plan and takes more proactive remedial actions.

“Classified List”—Includes all insured obligations where MBIA has paid a claim and where a claim payment is probable and estimable. Generally, IPM is actively remediating these credits where possible, including restructurings through legal proceedings, usually with the assistance of specialist counsel and advisors.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related loss reserves (“claim liability”) included in each of MBIA’s surveillance categories as of December 31, 2008:

	Surveillance Categories
(Dollars in millions)	Caution List- Low	Caution List- Medium	Caution List- High	Classified List	Total
Number of policies	189	32	13	110	344
Number of issues (1)	21	20	12	82	135
Remaining weighted average contract period (in years)	11.5	6.8	14.8	5.0	6.9
Gross insured contractual payments outstanding:
Principal	$5,670	$1,370	$540	$15,576	$23,156
Interest	4,646	496	536	3,943	9,621

Total	$10,316	$1,866	$1,076	$19,519	$32,777

Gross claim liability	$—	$—	$—	$2,150	$2,150
Less:
Gross potential recoveries	—	—	—	688	688
Discount, net	—	—	—	145	145

Claim liability (2)	$—	$—	$—	$1,317	$1,317

Deferred premium revenue	$38	$12	$2	$3	$55
Reinsurance recoverable on claim liability (3)	$—	$—	$—	$57	$57

(1)	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.
(2)	Reported within “Loss and loss adjustment expense reserves” on MBIA Inc.’s consolidated balance sheets.
(3)	Reported within “Reinsurance recoverable on paid and unpaid losses” on MBIA Inc.’s consolidated balance sheets.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Loss and Loss Adjustment Expense Reserves (continued)

Costs associated with remediating insured obligations assigned to “Caution List—Low,” “Caution-List—Medium,” and “Caution List—High” are recorded as loss prevention expenses (“LPE”) as incurred and are included in operating expenses on the Company’s consolidated statements of operations. When the Company is reimbursed for LPE, such reimbursement is recorded as income when received and included in “Fees and reimbursements” on the Company’s consolidated statements of operations. Costs associated with remediating insured obligations assigned to the Company’s “Classified List” are recorded as LAE. LAE is recorded as part of the Company’s provision for its unallocated loss reserve and included in “Losses and loss adjustment” on the Company’s consolidated statement of operations. Case basis reserves related to LAE are established by transferring amounts from the Company’s unallocated loss reserve to specific case basis LAE reserves and are included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. The following table provides information about the expenses, reimbursements and reserves net of recoveries (gross and net of reinsurance) related to remedial actions for insured obligations included in the Company’s surveillance categories:

	Years ended December 31
(In thousands)	2008	2007	2006
Loss prevention expense, gross	$10,391	$3,538	$18,393
Loss prevention expense, net	$9,698	$2,554	$12,855
Loss prevention expense reimbursements, gross	$(36)	$(11,327)	$(22,204)
Loss prevention expense reimbursements, net	$(34)	$(8,445)	$(16,798)
Loss adjustment expense incurred (transferred from the unallocated loss reserve), gross	$20,487	$(4,725)	$12,095
Loss adjustment expense incurred (transferred from the unallocated loss reserve), net	$(7,461)	$(4,277)	$13,715
Loss adjustment expense reserve, gross	$8,892	$(511)	$10,558
Reinsurance recoverable (payable) related to loss adjustment expense reserve	$166	$(89)	$300

Note 13: Goodwill

Under SFAS 142, goodwill and intangible assets with indefinite lives are tested for impairment at least annually. As of December 31, 2008, goodwill totaled $77 million and was related to the Company’s insurance operations. In the fourth quarter of 2008, goodwill related to the Company’s investment management services operations of $2 million was written off. As of December 31, 2007, goodwill totaled $79 million, of which $77 million was related to the Company’s insurance operations and $2 million was related to the Company’s investment management services operations.

MBIA’s insurance operations are principally conducted through MBIA Corp. The Company defines its insurance operations as both a reporting unit and an operating segment. The fair value of the Company’s insurance operating segment is estimated by increasing book value calculated under GAAP (shareholders’ equity) for the after-tax effects of net deferred premium revenue and the present value of future installment premiums less the after-tax effects of deferred acquisition costs and a provision for losses, and by excluding the after-tax effects of cumulative unrealized net gains or losses, net of credit impairments, to arrive at adjusted book value. In the third quarter of 2008, the Company refined its calculation of adjusted book value to exclude the after-tax effects of all cumulative unrealized gains or losses, net of credit impairments, instead of only excluding those related to insured derivatives. The below estimated fair value of the Company’s insurance operations as of December 31, 2007 has been adjusted to reflect this refinement.

The carrying amount and estimated fair value of the Company’s insurance operations were $4.5 billion and $9.4 billion as of December 31, 2007, respectively, and $3.4 billion and $9.2 billion as of December 31, 2008, respectively. The Company performed its annual impairment testing of goodwill within its insurance operations as of January 1, 2008 and January 1, 2009. On both dates, the fair value of the insurance reporting unit exceeded its carrying value indicating that goodwill was not impaired.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Income Taxes

Income (loss) from operations before provision for income tax consisted of:

	Years ended December 31
In thousands	2008	2007	2006
United States	$(3,777,956)	$(3,101,489)	$1,037,766
Non-United States	50,567	35,797	95,497

Income (loss) from continuing operations	(3,727,389)	(3,065,692)	1,133,263

Income (loss) from discontinued operations	—	—	9,684
Gain on sale of discontinued operations	—	—	44

Income (loss) before income taxes	$(3,727,389)	$(3,065,692)	$1,142,991

The Company files a consolidated tax return that includes all of its U.S. subsidiaries. Income tax expense (benefit) on income (loss) and shareholders’ equity consisted of:

	Years ended December 31
In thousands	2008	2007	2006
Current taxes:
Federal	$(553,024)	$14,530	$289,209
State	19,652	3,888	2,240
Foreign	11,306	35,195	58,219
Deferred taxes:
Federal	(888,594)	(1,182,010)	(5,749)
Foreign	4,621	(15,347)	(23,839)
Valuation allowance	351,343	—	—

Provision for income tax expense (benefit) from continuing operations	(1,054,696)	(1,143,744)	320,080

Taxes on income/(loss) from discontinued operations	—	—	3,608
Taxes on gain from sale of discontinued operations	—	—	15

Total income tax expense (benefit) charged to income	(1,054,696)	(1,143,744)	323,703

Income taxes charged (credited) to shareholders’ equity:
Unrealized (losses) on investment securities	(655,688)	(352,051)	(77,511)
Adjustment to retained earnings due to adoption of SFAS 155	—	(1,039)	—
Change in fair value of derivative instruments	125	(99,454)	8,433
Change in foreign currency translation	(15,905)	3,415	2,995
Exercise of stock options and vested restricted stock	15,616	(7,260)	(3,763)

Total income taxes credited to shareholders’ equity	(655,852)	(456,389)	(69,846)

Total effect of income taxes	$(1,710,548)	$(1,600,133)	$253,857

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Income Taxes (continued)

The provision for income tax expense (benefit) gives effect to permanent differences between financial and taxable income. Accordingly, the Company’s effective income tax rate differs from the statutory rate due to the tax effect of the following permanent differences:

	Years ended December 31
	2008	2007	2006
Income tax expense (benefit) computed on pre-tax financial income (loss) at statutory rates	(35.0)%	(35.0)%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(2.4)	(2.5)	(6.7)
Change in valuation allowance	9.4	—	—
Other	(0.3)	0.2	—

Provision for income tax expense (benefit)	(28.3)%	(37.3)%	28.3%

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

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2008 and 2007 are presented in the following table:

	As of December 31
In thousands	2008	2007
Deferred tax liabilities:
Contingency reserve	$—	$646,084
Deferred premium revenue	169,134	161,290
Deferred acquisition costs	196,232	165,389

Total gross deferred tax liabilities	365,366	972,763
Deferred tax assets:
Tax and loss bonds	—	556,652
Loss reserves and loss adjustment expenses	36,307	79,442
Compensation and employee benefits	31,374	47,304
Alternative minimum tax credit carryforward	52,675	28,859
Capital loss carryforward and other than temporary impairments	354,459	—
Net unrealized losses on insured derivatives	1,544,688	1,303,756
Net (gains) losses on financial instruments at fair value and foreign exchange	191,262	(181,449)
Net unrealized losses on investments	866,927	275,291
Investments	22,048	17,296
Other	(8,867)	19,270

Total gross deferred tax assets	3,090,873	2,146,421

Valuation allowance	351,343	—

Net deferred tax asset	$2,374,164	$1,173,658

Deferred Tax Asset, Net of Valuation Allowance

The Company is required to establish a valuation allowance against its deferred tax asset when it is more likely than not that all or a portion of the deferred tax asset will not be realized. All evidence, both positive and negative, needs to be identified and considered in making the determination. Future realization of the existing deferred tax

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Income Taxes (continued)

asset ultimately depends on the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under the tax law. As of December 31, 2008, the Company reported a net deferred tax asset of $2.4 billion primarily related to unrealized losses recorded on the Company’s derivative and investment portfolios. Included in the net deferred tax asset of $2.4 billion is a valuation allowance of $351 million.

Unrealized Losses on Credit Derivative Contracts

Approximately $1.7 billion of the net deferred tax asset was a result of the cumulative unrealized losses of $4.8 billion, which excludes credit impairments, primarily related to insured credit derivatives. The Company believes that it is more likely than not that its total $1.7 billion in deferred tax assets associated with the unrealized losses of $4.8 billion will be realized as the Company expects the unrealized losses to substantially reverse over time, at which point the related deferred tax asset will reverse. As such, no valuation allowance with respect to this item was established. In its conclusion, the Company considered the following evidence (both positive and negative):

•

Due to the long-tail nature of the financial guarantee business, it is important to note that MBIA Corp., even without regard to any new business, will have a steady stream of scheduled premium earnings with respect to the existing insured portfolio. MBIA Corp.’s announcement in February 2008 of a temporary suspension in writing new structured finance transactions and in insuring new CDS contracts, except in transactions related to the reduction of existing derivative exposure, would not have an impact on the expected earnings related to the existing insured portfolio. Although MBIA Corp. expects the majority of the unrealized losses to reverse at maturity, MBIA Corp. performed a taxable income projection over a 15-year period to determine whether it will have sufficient income to offset its deferred tax assets that will generate future ordinary deductions. In this analysis, MBIA Corp. concluded that premium earnings, even without regard to any new business, combined with investment income, less deductible expenses, will be sufficient to recover the net deferred tax asset of $2.4 billion, which includes the $1.7 billion related primarily to CDS contracts. Furthermore, MBIA Corp.’s existing earnings have been further increased by the FGIC reinsurance transaction, which closed on September 30, 2008.

•

The Company’s decision to eliminate the current dividend on its common stock and raise $2.6 billion in additional capital in January and February of 2008 was for the purpose of meeting the ratings agencies’ additional capital requirement in order to preserve the Company’s triple-A rating. While the Company was not able to retain its triple-A rating, the downgrade did not have a material impact to its earnings on the existing insured portfolio which the Company believes will be sufficient to absorb losses in the event that the cumulative unrealized losses become fully impaired.

•

The Company believes that the ratings downgrade by S&P and Moody’s in 2008 will not have a material impact to the Company’s earnings on its existing insured portfolio. With respect to installment policies, the Company generally does not have an automatic cancellation provision solely in connection with ratings downgrades. For purposes of projecting future taxable income, the Company has applied a haircut to account for the cancellation of future installment premiums based on recent data. With regard to upfront policies, to the extent that the issuer chooses to terminate a policy, any unearned premium reserve with respect to that particular policy will be accelerated and earned (i.e. refundings).

•

The Company treats the CDS contracts as insurance contracts for U.S. tax purposes. The Company provides an insurance policy guaranteeing CDS contracts written by LaCrosse. While LaCrosse’s financial information is consolidated into MBIA’s GAAP financial statements based on the FIN 46(R) criteria, MBIA does not hold any equity interest with respect to LaCrosse. MBIA’s income derived from CDS contracts is treated as premium income for statutory income purposes. In the event that there is a default in which MBIA is required to pay claims on such CDS contracts, the Company believes that the losses should be characterized as an ordinary loss for tax purposes and, as such, the event or impairment will be recorded as case reserves for statutory accounting purposes in recognition of the potential claim payment. For tax purposes, MBIA follows the statutory accounting principle as the basis for computing its taxable income. Because the federal income tax treatment of CDS contracts is an unsettled area of tax law, in the event that the Internal Revenue Service (“IRS”) has a different view in

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Income Taxes (continued)

which the losses are considered capital losses, the Company would be required to establish a valuation allowance against substantially all of the deferred tax asset related to these losses. The establishment of this valuation allowance would have a material adverse effect on MBIA’s financial condition.

Capital Losses

The Company realized capital losses in 2008. The Company established a valuation allowance against the entire deferred tax asset related to the expected capital loss carryforward (after the allowable three-year carryback and expected capital gains) and substantially all of the deferred tax asset related to other than temporary impairments.

Unrealized Losses on FAS 115 Securities

At December 31, 2008, the Company has approximately $2.5 billion in unrealized losses, the majority of which are related to fixed-income securities. The Company has approximately $867 million in deferred tax assets related to such unrealized losses. The Company expects, based on its ability and intent, to hold these investments until maturity. As such, the Company expects the recovery of the value of these securities to par and the related deferred tax assets will reverse over the life of the securities.

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of December 31, 2008. The Company continues to assess the need for additional valuation allowances as additional evidence becomes available.

Ownership Change under Section 382 of the Internal Revenue Code

Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses, as defined under that Section, upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a testing period (generally three years).

As of December 31, 2008, the Company has not experienced an ownership change under Section 382. However, had one occurred as of December 31, 2008, the ownership change, in itself, would not have had a material impact on the Company’s financial position or results of operations. The Company has already established a full valuation allowance against its capital loss carryforwards and the Company has the ability and intent to hold securities with a built-in loss as of December 31, 2008 to maturity or until such time as the value recovers as not to trigger a built-in loss. Additionally, the Company expects to have sufficient income to utilize its alternative minimum tax credit, which may be carried forward indefinitely. The Company had no NOL carrryforwards as of December 31, 2008.

Treatment of Undistributed Earnings of Certain Foreign Subsidiaries under APB 23, “Accounting for Income Taxes—Special Areas”

No U.S. deferred income taxes have been provided on the undistributed earnings of MBIA UK Insurance Ltd., MBIA Euro Asset Acquisitions Ltd., and the remaining earnings of MBIA Assurance, which merged into MBIA UK Insurance Ltd. as of December 31, 2007, because of the Company’s practice and intent to permanently reinvest its earnings. The cumulative amounts of such untaxed earnings were $9 million, $224 million and $206 million at December 31, 2008, 2007 and 2006, respectively.

FIN 48, “Accounting for Uncertainty in Income Taxes”

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. Prior to the adoption of FIN 48, the Company classified interest and/or penalties related to income taxes as a component of income from continuing operations. In

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Income Taxes (continued)

connection with the adoption of FIN 48, the Company has elected to classify interest and penalties as components of income taxes. The total amount accrued for interest and penalties was $4 million at the date of adoption, and the amount of interest and penalties during 2008 was not material.

In thousands
Unrecognized tax positions at date of adoption, January 1, 2007	$28,801
The gross amount of the increases/(decreases) in unrecognized tax benefits as a result of tax positions taken:
During a prior period	1,248
During the current period	8,284
The amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	—
The reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitation	—

Unrecognized tax positions at December 31, 2007	$38,333
The gross amount of the increases/(decreases) in unrecognized tax benefits as a result of tax positions taken:
During a prior period	(7,854)
During the current period	1,408
The amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(12,574)
The reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitation	—

Unrecognized tax positions as of December 31, 2008	$19,313

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $8 million as of December 31, 2008.

At December 31, 2008 and December 31, 2007, respectively, the total amounts of unrecognized tax benefit were $19 million and $38 million. During 2008, the Company reduced its unrecognized tax benefits by $23 million as a result of changes in judgment and settlements with taxing authorities.

MBIA’s major tax jurisdictions include the U.S., the United Kingdom (“U.K.”) and France. MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. U.S. federal income tax returns have been examined through 2005 by the IRS. The Company is under a partnership audit related to an adjustment that must be accounted for by MBIA Inc. during tax years 2004 through 2006.

The U.K. tax matters have been concluded through 2004. The U.K. tax authorities are currently auditing tax years 2005 through 2006, which should be resolved by the end of 2009. The French tax matters have been concluded through 2005. The Company expects to settle, in early 2009, an unrecognized tax benefit that was established in prior years relating to the timing for recognizing earned premium.

It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months due to the possibility of the conclusion of all the tax examinations. The range of this possible change in the amount of uncertain tax benefits cannot be estimated at this time.

Note 15: Business Segments

MBIA manages its activities primarily through two principal business operations: insurance and investment management services. The Company’s reportable segments within its business operations are determined based on the way management assesses the performance and resource requirements of such operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

The insurance operations is a reportable segment and provides unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, insured obligations when due. The obligations are generally not subject to acceleration, except that MBIA may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. Certain guaranteed investment contracts written by MBIA Inc. are terminable upon ratings downgrades, and if MBIA Inc. were to have insufficient assets to pay the termination payments, MBIA Corp. would make such payments. MBIA issues financial guarantees for municipal bonds, ABS and MBS, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, and bonds backed by other revenue sources such as corporate franchise revenues. Insured asset-backed securities include collateral consisting of a variety of consumer loans, corporate loans and bonds, trade and export receivables, aircraft, equipment and real property leases and insured mortgage-backed securities include collateral consisting of residential and commercial mortgages. Additionally, MBIA has insured CDSs on structured pools of corporate obligations, residential mortgage-backed securities, and commercial real estate backed securities and loans. On February 25, 2008, the Company announced that it ceased insuring new credit derivative contracts except for transactions related to the reduction of existing derivative exposure. In addition, the Company announced that it suspended the writing of all new structured finance business for approximately six months. Currently, the global structured finance market is generating very few new business opportunities, and it is uncertain how or when the Company may re-engage this market. This segment includes all activities related to global credit enhancement services provided principally by MBIA Corp. Refer to “Note 28: Subsequent Events” for information about the restructuring of the Company’s principal insurance subsidiary.

The Company’s investment management services operations has a substantial asset/liability management portfolio, in which it has issued debt and investment agreements, which are insured by MBIA Corp., to capital markets and municipal investors, and then initially purchased assets that largely matched the duration of those liabilities. The ratings downgrades of MBIA Corp. have resulted in a reduction of funding activities and the termination of certain investment agreements. The Company’s investment management services operations also provide an array of products and services to the public, not-for-profit, corporate and financial sectors. Such products and services are provided primarily by MBIA Inc. and certain of its wholly owned subsidiaries and include cash management, discretionary asset management and structured products. The investment management services operations’ reportable segments consist of: asset/liability products, which include investment agreements and medium-term notes not related to the conduit segment; advisory services, which consist of third-party and related-party fee-based asset management; and conduits.

The asset/liability products segment principally consists of the activities of MBIA Investment Management Corp. (“IMC”), GFL and Euro Asset Acquisition Limited (“EAAL”). IMC, along with MBIA Inc., provides customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provides customized products for funds that are invested as part of asset-backed or structured product transactions. GFL raises funds through the issuance of medium-term notes with varying maturities, which are, in turn, guaranteed by MBIA Corp. GFL lends the proceeds of these medium-term note issuances to MBIA Inc. (“GFL Loans”). MBIA Inc. invests the proceeds of investment agreements and GFL Loans in eligible investments, which consist of investment grade securities at the time of purchase with a minimum average double-A credit quality rating. MBIA Inc. primarily purchases domestic securities, which are pledged to MBIA Corp. as security for its guarantees on investment agreements and medium-term notes. Additionally, MBIA Inc. loans a portion of the proceeds from investment agreements and medium-term notes to EAAL. EAAL primarily purchases foreign assets as permitted under the Company’s investment guidelines.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

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

In December 2006, MBIA completed the sale of Capital Asset and MuniServices. The sale of Capital Asset also included three VIEs established in connection with MBIA-insured securitizations of Capital Asset tax liens, which were consolidated within the Company’s insurance operations in accordance with FIN 46(R). MBIA’s municipal services segment consisted of the activities of MuniServices and Capital Asset. As a result of the sale of MuniServices and Capital Asset, the Company no longer reports municipal services operations and the assets, liabilities, revenues and expenses of these entities have been reported within discontinued operations for 2006 in accordance with SFAS 144. Refer to “Note 16: Discontinued Operations” for information relating to the Company’s discontinued operations.

The following table summarizes the Company’s operations for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31, 2008
In thousands	Insurance	Investment Management Services	Corporate	Eliminations		Consolidated
Revenues (1)	$1,451,150	$961,504	$31,626	$—		$2,444,280
Realized gains (losses) and other settlements on insured derivatives	(397,371)	—	—	—		(397,371)
Unrealized gains (losses) on insured derivatives	(1,822,679)	—	—	—		(1,822,679)
Net realized gains (losses)	(35,138)	(1,719,384)	2,477	—		(1,752,045)
Net gains (losses) on financial instruments at fair value and foreign exchange	208,519	55,395	(3,047)	—		260,867
Net gains on extinguishment of debt	38,927	341,065	30,353	—		410,345
Inter-segment revenues (2)	22,895	16,913	(485)	(39,323)		—

Total revenues	(533,697)	(344,507)	60,924	(39,323)		(856,603)
Interest expense	189,861	928,948	52,974	—		1,171,783
Loss and LAE incurred	1,318,001	—	—	—		1,318,001
Operating expenses	282,414	43,627	54,961	—		381,002
Inter-segment expense (2)	361	40,710	(1,748)	(39,323)		—

Total expenses	1,790,637	1,013,285	106,187	(39,323)		2,870,786

Income (loss) before taxes	(2,324,334)	(1,357,792)	(45,263)	—		(3,727,389)

Identifiable assets	$19,077,440	$13,578,140	$1,179,490	$(4,177,996	)(3)	$29,657,074

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

	Year ended December 31, 2007
In thousands	Insurance	Investment Management Services	Corporate	Eliminations	Consolidated
Revenues (1)	$1,328,489	$1,621,037	$21,889	$—	$2,971,415
Realized gains (losses) and other settlements on insured derivatives	116,196	—	—	—	116,196
Unrealized gains (losses) on insured derivatives	(3,726,782)	—	—	—	(3,726,782)
Net realized gains (losses)	55,644	3,453	(4,988)	—	54,109
Net gains (losses) on financial instruments at fair value and foreign exchange	121,165	178,959	1,076	—	301,200
Net gains on extinguishment of debt	—	—	—	—	—
Inter-segment revenues (2)	4,557	25,768	(1,278)	(29,047)	—

Total revenues	(2,100,731)	1,829,217	16,699	(29,047)	(283,862)
Interest expense	81,810	1,413,190	80,740	—	1,575,740
Loss and LAE incurred	900,345	—	—	—	900,345
Operating expenses	200,132	79,308	26,305	—	305,745
Inter-segment expense (2)	—	26,488	2,559	(29,047)	—

Total expenses	1,182,287	1,518,986	109,604	(29,047)	2,781,830

Income (loss) before taxes	$(3,283,018)	$310,231	$(92,905)	$—	$(3,065,692)

Identifiable assets	$15,061,971	$31,908,046	$445,057	$—	$47,415,074

	Year ended December 31, 2006
In thousands	Insurance	Investment Management Services	Corporate	Eliminations	Consolidated
Revenues (1)	$1,386,150	$1,217,862	$13,692	$—	$2,617,704
Realized gains (losses) and other settlements on insured derivatives	80,780	—	—	—	80,780
Unrealized gains (losses) on insured derivatives	(4,980)	—	—	—	(4,980)
Net realized gains (losses)	5,615	7,054	3,763	—	16,432
Net gains (losses) on financial instruments at fair value and foreign exchange	5,884	(10,901)	428	—	(4,589)
Net gains on extinguishment of debt	—	—	—	—	—
Inter-segment revenues (2)	274	18,753	(230)	(18,797)	—

Total revenues	1,473,723	1,232,768	17,653	(18,797)	2,705,347
Interest expense	76,490	1,026,705	80,685	—	1,183,880
Loss and LAE incurred	80,889	—	—	—	80,889
Operating expenses	221,875	63,636	21,804	—	307,315
Inter-segment expense (2)	—	21,987	(3,190)	(18,797)	—

Total expenses	379,254	1,112,328	99,299	(18,797)	1,572,084

Income (loss) before taxes	$1,094,469	$120,440	$(81,646)	$—	$1,133,263

Identifiable assets	$13,118,788	$25,668,713	$975,529	$—	$39,763,030

(1)

Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees, and insurance recoveries.

(2)	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivable and payables.
(3)	Consists of intercompany repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

The following table summarizes the segments within the investment management services operations for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31, 2008
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$815,398	$46,623	$116,396	$—	$978,417
Net realized gains (losses)	(1,711,593)	(7,791)	—	—	(1,719,384)
Net gains (losses) on financial instruments at fair value and foreign exchange	65,687	2,729	(13,021)	—	55,395
Net gains on extinguishment of debt	341,065	—	—	—	341,065
Inter-segment revenues (2)	4,028	18,253	—	(22,281)	—

Total revenues	(485,415)	59,814	103,375	(22,281)	(344,507)
Interest expense	851,520	—	99,235	—	950,755
Operating expenses	14,368	38,414	9,748	—	62,530
Inter-segment expenses (2)	15,012	6,568	701	(22,281)	—

Total expenses	880,900	44,982	109,684	(22,281)	1,013,285

Income (loss) from continuing operations before taxes	$(1,366,315)	$14,832	$(6,309)	$—	$(1,357,792)

Identifiable assets	$10,953,611	$49,740	$2,513,410	$61,379	$13,578,140

	Year ended December 31, 2007
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$1,340,169	$51,073	$255,563	$—	$1,646,805
Net realized gains	3,692	10	(249)	—	3,453
Net gains (losses) on financial instruments at fair value and foreign exchange	193,863	113	(15,017)	—	178,959
Net gains on extinguishment of debt	—	—	—	—	—
Inter-segment revenues (2)	7,811	23,233	511	(31,555)	—

Total revenues	1,545,535	74,429	240,808	(31,555)	1,829,217
Interest expense	1,193,073	—	220,564	—	1,413,637
Operating expenses	39,121	48,581	17,647	—	105,349
Inter-segment expenses (2)	19,033	7,868	3,974	(30,875)	—

Total expenses	1,251,227	56,449	242,185	(30,875)	1,518,986

Income (loss) from continuing operations before taxes	$294,308	$17,980	$(1,377)	$(680)	$310,231

Identifiable assets	$27,550,562	$32,442	$4,353,131	$(28,089)	$31,908,046

(1)	Represents the sum of third-party interest income, investment management services fees and other fees.
(2)	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Business Segments (continued)

	Year ended December 31, 2006
In thousands	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues (1)	$971,357	$46,962	$218,296	$—	$1,236,615
Net realized gains	7,044	10	—	—	7,054
Net gains (losses) on financial instruments at fair value and foreign exchange	(8,104)	(187)	(2,610)	—	(10,901)
Net gains on extinguishment of debt	—	—	—	—	—
Inter-segment revenues (2)	12,553	17,214	782	(30,549)	—

Total revenues	982,850	63,999	216,468	(30,549)	1,232,768
Interest expense	845,838	—	181,071	—	1,026,909
Operating expenses	30,517	35,927	18,975	—	85,419
Inter-segment expenses (2)	14,102	6,099	9,409	(29,610)	—

Total expenses	890,457	42,026	209,455	(29,610)	1,112,328

Income (loss) from continuing operations before taxes	$92,393	$21,973	$7,013	$(939)	$120,440

Identifiable assets	$21,618,167	$46,949	$4,296,061	$(292,464)	$25,668,713

(1)	Represents the sum of third-party interest income, investment management services fees and other fees.
(2)	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

A portion of financial guarantee premiums and revenues on insured derivatives reported within the insurance segment are generated outside the U.S. The following table summarizes financial guarantee net premiums earned and revenues earned on insured derivatives by geographic location of risk for years ended December 31, 2008, 2007 and 2006.

	Years ended December 31
In millions	2008	2007	2006
Total premiums earned:
United States	$774	$612	$616
United Kingdom	43	45	40
Europe (excluding United Kingdom)	33	29	24
Internationally diversified	75	83	83
Central and South America	49	38	44
Asia	25	33	31
Other	17	16	15

Total	$1,016	$856	$853

Note 16: Discontinued Operations

In December 2006, MBIA completed the sale of Capital Asset, a servicer of delinquent tax liens, to a third-party company that is engaged in tax lien servicing and collection and that had been overseeing the servicing operations of Capital Asset since July 2006. The sale of Capital Asset also included three VIEs established in connection with the securitization of Capital Asset tax liens, which were consolidated within the Company’s insurance operations in accordance with FIN 46(R). The sale of Capital Asset and the related VIEs resulted in an after-tax loss of $0.6 million.

In the third quarter of 2006, MBIA finalized a plan to sell MuniServices to an investor group led by the management of MuniServices. MuniServices provided revenue enhancement services and products to public-

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Discontinued Operations (continued)

sector clients nationwide consisting of discovery, audit, collections/recovery and information services. The sale of MuniServices was completed in December 2006 and resulted in an after-tax gain of $0.6 million.

The plan to exit the businesses described above resulted from the Company’s decision that such activities no longer fit within the Company’s overall business objectives.

In accordance with SFAS 144, MuniServices, Capital Asset and the related VIEs have been reported as discontinued operations in the Company’s consolidated financial statements. Income from discontinued operations, net of tax, for the year ended December 31, 2006 was $6 million. The following table presents the amounts included in income from discontinued operations before income taxes:

In thousands	Year ended December 31 2006
Revenues	$28,643
Expenses	18,959

Income before income taxes	$9,684

Note 17: Net Insurance in Force

MBIA Corp. guarantees the payment of principal of, and interest or other amounts owing on, municipal, asset- /mortgage-backed and other non-municipal securities. Additionally, MBIA Corp. has insured CDSs primarily on pools of collateral, which it previously considered part of its core financial guarantee business. The pools of collateral are primarily made up of corporate obligations, but also include commercial and residential mortgage-backed securities-related assets. MBIA Corp.’s net insurance in force represents the aggregate amount of the insured principal of, and interest or other amounts owing on insured obligations, net of cessions to reinsurers. MBIA Corp.’s ultimate exposure to credit loss in the event of nonperformance by the issuer of the insured obligation is represented by the net insurance in force in the tables that follow.

The financial guarantees issued by MBIA Corp. provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due. The obligations are generally not subject to acceleration, except that MBIA Corp. may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. Certain guaranteed investment contracts written by MBIA Inc. are terminable upon ratings downgrades, and if MBIA Inc. were to have insufficient assets to pay the termination payments, MBIA Corp. would make such payments. These amounts have been excluded in the tables that follow.

The creditworthiness of each insured obligation is evaluated prior to the issuance of insurance, and each insured obligation must comply with MBIA Corp.’s underwriting guidelines. Further, the payments to be made by the issuer on the bonds or notes may be backed by a pledge of revenues, reserve funds, letters of credit, investment contracts or collateral in the form of mortgages or other assets. The right to such funds or collateral would typically become MBIA Corp.’s upon the payment of a claim by MBIA Corp.

MBIA Corp. maintains underwriting guidelines based on those aspects of credit quality that it deems important for each category of obligation considered for insurance. For global public finance transactions these include economic and social trends, debt and financial management, adequacy of anticipated cash flow, satisfactory legal structure and other security provisions, viable tax and economic bases, adequacy of loss coverage and project feasibility. For global structured finance transactions, MBIA Corp.’s underwriting guidelines, analysis and due diligence focus on counterparty credit and operational quality. MBIA Corp. also analyzes the quality of asset pools, as well as their historical and projected performance. The strength of a structure, including legal segregation of the assets, cash flow analysis, the size and source of first loss protection, asset performance triggers and financial covenants are also reviewed. Such guidelines are subject to periodic review by a senior risk committee, which is responsible for establishing the criteria for the Company’s underwriting standards as well as maintaining the standards in its insurance operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Net Insurance in Force (continued)

As of December 31, 2008, insurance in force, which represents principal and interest or other amounts owing on insured obligations, net of cessions to reinsurers and other reimbursement agreements, had an expected maturity range of 1-49 years. Another reimbursement agreement that had been netted from the Company’s insurance in force as reported below related to a contract under which the Company was entitled to reimbursement of losses on its insured portfolio but which did not qualify as reinsurance under GAAP. This reimbursement agreement, covering $3.5 billion of insured par, was reassumed in 2008. The reimbursement agreement resulted in a deduction of $7.0 billion for 2007. The distribution of net insurance in force by geographic location, excluding $8.5 billion and $25.7 billion relating to transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies in 2008 and 2007, respectively, is presented in the following table:

	As of December 31
	2008		2007
Geographic Location In billions	Net Insurance In Force	% of Net Insurance In Force	Net Insurance In Force	% of Net Insurance In Force
California	$163.6	13.7%	$122.0	11.9%
New York	86.3	7.2	64.6	6.3
Florida	68.0	5.7	49.8	4.9
Texas	56.4	4.7	38.6	3.8
Illinois	51.8	4.3	35.8	3.5
New Jersey	40.5	3.4	30.5	3.0
Pennsylvania	32.9	2.7	19.2	1.9
Washington	30.5	2.5	21.8	2.1
Michigan	27.0	2.3	19.9	1.9
Massachusetts	24.0	2.0	20.0	2.0

Subtotal	581.0	48.5	422.2	41.3
Nationally diversified	178.5	14.9	195.1	19.1
Other states	319.8	26.7	250.1	24.5

Total United States	1,079.3	90.1	867.4	84.9

Internationally diversified	43.9	3.6	56.9	5.5
Country specific	75.1	6.3	97.6	9.6

Total Non-United States	119.0	9.9	154.5	15.1

Total	$1,198.3	100.0%	$1,021.9	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Net Insurance in Force (continued)

The net insurance in force by type of bond, excluding transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies, is presented in the following table:

	As of December 31
	2008		2007
Bond Type In billions	Net Insurance In Force	% of Net Insurance In Force	Net Insurance In Force	% of Net Insurance In Force
Global Public Finance—United States:
General obligation	$391.3	32.6%	$265.5	26.0%
Municipal utilities	162.8	13.6	124.1	12.1
Tax-backed	111.9	9.3	80.5	7.9
Transportation	93.0	7.8	57.4	5.6
Higher education	50.5	4.2	43.3	4.2
Health care	34.6	2.9	44.2	4.3
Military housing	21.7	1.8	21.6	2.1
Investor-owned utilities (1)	15.8	1.3	14.9	1.5
Municipal housing	15.0	1.3	16.6	1.6
Student loans	7.0	0.6	7.8	0.8
Other (2)	4.4	0.4	5.6	0.6

Total United States	908.0	75.8	681.5	66.7

Global Public Finance—Non-United States:
Sovereign	17.3	1.4	22.7	2.2
Transportation	14.1	1.2	16.9	1.7
Utilities	10.7	0.9	13.0	1.3
Investor-owned utilities	7.9	0.7	10.6	1.0
Sub-sovereign	0.9	0.1	1.0	0.1
Municipal housing	0.2	0.0	0.4	0.0
Health care	0.1	0.0	0.1	0.0
Higher education	0.1	0.0	0.1	0.0

Total Non-United States	51.3	4.3	64.8	6.3

Total Global Public Finance	959.3	80.1	746.3	73.0

Global Structured Finance—United States:
Collateralized debt obligations (3)	98.3	8.2	96.3	9.4
Mortgage-backed residential	28.6	2.4	34.0	3.3
Mortgage-backed commercial	0.7	0.1	1.6	0.2
Consumer asset-backed:
Auto loans	6.8	0.6	10.6	1.0
Student loans	2.8	0.2	3.9	0.4
Manufactured housing	2.7	0.2	2.9	0.3
Other consumer asset-backed	0.9	0.1	3.0	0.3
Corporate asset backed:
Operating assets:
Aircraft portfolio lease securitizations	3.2	0.3	3.5	0.3
Rental car fleets	3.1	0.3	4.7	0.5
Secured airline equipment securitization (EETC)	3.1	0.3	3.1	0.3
Other operating assets	1.6	0.1	2.4	0.2
Structured insurance securitizations	10.0	0.8	9.5	0.9
Franchise assets	1.5	0.1	2.9	0.3
Intellectual property	4.1	0.3	2.8	0.3
Other corporate asset-backed	3.9	0.3	4.8	0.5

Total United States	171.3	14.3	186.0	18.2

Global Structured Finance—Non-United States:
Collateralized debt obligations (3)	40.2	3.3	50.0	4.9
Mortgage-backed residential	8.5	0.7	16.3	1.6
Mortgage-backed commercial	6.2	0.5	6.5	0.7
Consumer asset-backed:
Auto loans	—	0.0	0.4	0.0
Other consumer asset-backed	—	0.0	0.9	0.1

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Net Insurance in Force (continued)

	As of December 31
	2008		2007
Bond Type In billions	Net Insurance In Force	% of Net Insurance In Force	Net Insurance In Force	% of Net Insurance In Force
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	2.1	0.2	2.4	0.2
Secured airline equipment securitization (EETC)	0.4	0.0	0.5	0.0
Other operating assets	—	—	0.6	0.1
Structured insurance securitizations	0.1	0.0	0.1	0.0
Franchise assets	1.2	0.1	1.7	0.2
Intellectual property	0.8	0.1	1.1	0.1
Future flow	2.9	0.2	3.4	0.3
Other corporate asset-backed	5.3	0.5	5.7	0.6

Total Non-United States	67.7	5.6	89.6	8.8

Total Global Structured Finance	239.0	19.9	275.6	27.0

Total	$1,198.3	100.0%	$1,021.9	100.0%

(1)	Includes Investor owned utilities, industrial development and pollution control revenue bonds.
(2)	Includes certain non-profit enterprises and stadium related financing.
(3)

Includes transactions (represented by structured pools of primarily investment grade corporate credit risks or commercial real estate assets) that do not include typical CDO structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

The insurance operations have entered into certain guarantees of derivative contracts, included in the preceding tables, which do not qualify for the financial guarantee scope exception under SFAS 133. MBIA Corp. generally guarantees the timely payment of principal and interest related to these derivatives upon the occurrence of a credit event with respect to a referenced obligation. The maximum amount of future payments that MBIA Corp. may be required to make under these guarantees is $122.9 billion. This amount is net of $22.7 billion of insured derivatives ceded under reinsurance agreements and capital market transactions in which MBIA Corp. economically hedges a portion of the credit and market risk associated with its insured derivatives. MBIA Corp.’s guarantees of derivative contracts have a legal maximum maturity range of 1-87 years. A small number of guaranteed credit derivative contracts have long maturities to satisfy regulatory requirements imposed on MBIA’s counterparties. However, the expected maturities of such contracts are much shorter due to amortizations and prepayments in the underlying collateral pools. In accordance with SFAS 133, the fair values of these guarantees at December 31, 2008 are recorded on the balance sheet as assets and liabilities, representing gross gains and losses, of $747 million and $6.2 billion, respectively. These derivative contracts are discussed further in “Note 7: Derivative Instruments.”

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

MBIA Corp. has also issued guarantees of certain obligations issued by its investment management affiliates that are not included in the previous tables. These guarantees take the form of insurance policies issued by MBIA Corp. on behalf of the investment management services affiliates. Should one of these affiliates default on its insured obligations, MBIA Corp. will be required to pay all scheduled principal and interest amounts outstanding. As of December 31, 2008, the maximum amount of future payments that MBIA Corp. could be required to make

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Net Insurance in Force (continued)

under these guarantees is $8.5 billion. These guarantees have a maximum maturity range of 1-39 years, were entered into on an arm’s length basis and are fully collateralized by marketable securities. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.

Note 18: Reinsurance

Ceded Exposure

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. MBIA Corp. reinsures exposure to other insurance companies under various treaty and facultative reinsurance contracts, both on a proportional and non-proportional basis. In the event that any or all of the reinsurers are unable to meet their obligations, MBIA Corp. would be liable for such defaulted amounts. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced.

The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. In 2008, MBIA recaptured business from four reinsurers as a result of their ratings downgrades. Additionally, business from two reinsurers was recaptured during 2008 unrelated to their ratings. MBIA will continue to evaluate its use of reinsurance during 2009, which may result in future portfolio commutations from reinsurers. The Company also maintained other reimbursement agreements with its reinsurers that were not accounted for as reinsurance, which were commuted from reinsurers during 2008.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2008, the total amount available under these letters of credit and trust arrangements was $832 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Reinsurance (continued)

The aggregate amount of insurance in force ceded by MBIA to reinsurers under reinsurance agreements was $76.2 billion and $111.7 billion as of December 31, 2008 and 2007, respectively. In addition, the Company had entered into a reimbursement agreement under which it was entitled to reimbursement of losses on its insured portfolio but which did not qualify as reinsurance under GAAP. This reimbursement agreement, with a reinsurer rated AA- by S&P and Aa3 by Moody’s, covering $3.5 billion of insured par was reassumed in 2008. The reimbursement agreement totaled $7.0 billion at December 31, 2007, and has been excluded from the following tables. The distribution of ceded insurance in force by geographic location is presented in the following table:

	As of December 31
	2008		2007
Geographic Location In billions	Ceded Insurance In Force	% of Ceded Insurance In Force	Ceded Insurance In Force	% of Ceded Insurance In Force
California	$5.9	7.7%	$8.3	7.4%
New York	3.1	4.1	4.2	3.8
Massachusetts	2.1	2.8	2.6	2.3
Colorado	1.8	2.4	1.9	1.7
Puerto Rico	1.7	2.2	1.9	1.7
Texas	1.7	2.2	2.2	2.0
New Jersey	1.6	2.1	2.0	1.8
Illinois	1.5	2.0	2.0	1.8
Florida	1.4	1.8	2.2	2.0
Washington	0.8	1.0	1.1	1.0

Subtotal	21.6	28.3	28.4	25.5
Nationally diversified	20.4	26.8	31.8	28.4
Other states	9.3	12.2	14.2	12.7

Total United States	51.3	67.3	74.4	66.6

Internationally diversified	12.1	15.9	16.2	14.5
Country specific	12.8	16.8	21.1	18.9

Total Non-United States	24.9	32.7	37.3	33.4

Total	$76.2	100.0%	$111.7	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Reinsurance (continued)

The distribution of ceded insurance in force by type of bond is presented in the following table:

	As of December 31
	2008		2007
Bond Type In billions	Ceded Insurance In Force	% of Ceded Insurance In Force	Ceded Insurance In Force	% of Ceded Insurance In Force
Global Public Finance—United States:
General obligation	$8.8	11.6%	$11.0	9.9%
Municipal utilities	5.3	7.0	7.5	6.7
Tax-backed	3.5	4.6	4.5	4.0
Transportation	6.6	8.7	8.4	7.5
Health care	3.3	4.3	6.5	5.8
Higher education	1.1	1.4	1.5	1.3
Municipal housing	0.5	0.7	0.7	0.6
Military housing	0.5	0.7	0.8	0.7
Investor-owned utilities(1)	0.8	1.0	1.3	1.2
Student loans	0.3	0.4	0.4	0.4
Other(2)	0.2	0.2	0.3	0.3

Total United States	30.9	40.6	42.9	38.4

Global Public Finance—Non-United States:
Sovereign	3.2	4.2	4.9	4.4
Transportation	3.2	4.2	5.4	4.8
Utilities	2.2	2.9	3.6	3.2
Investor-owned utilities (1)	0.7	0.9	1.3	1.2
Sub-sovereign	0.6	0.8	0.6	0.5
Municipal housing	0.0	0.0	0.0	0.0
Health care	0.1	0.1	0.1	0.1
Higher education	0.0	0.0	0.0	0.0

Total Non-United States	10.0	13.1	15.9	14.2

Total Global Public Finance	40.9	53.7	58.8	52.6

Global Structured Finance—United States:
Collateralized debt obligations(3)	14.4	18.9	20.9	18.7
Mortgage-backed residential	1.2	1.6	2.3	2.0
Mortgage-backed commercial	0.0	0.0	0.1	0.1
Consumer asset-backed:
Auto loans	0.4	0.5	1.1	1.0
Student loans	0.2	0.3	0.4	0.4
Manufactured housing	0.1	0.1	0.2	0.2
Other consumer asset-backed	0.1	0.1	0.5	0.4
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	0.5	0.7	0.6	0.5
Rental car fleets	0.7	0.9	1.1	1.0
Secured airline equipment securitization (EETC)	0.9	1.2	1.1	1.0
Other operating assets	0.1	0.1	0.2	0.2
Structured insurance securitizations	1.5	2.0	2.3	2.1
Franchise assets	0.1	0.1	0.4	0.3
Intellectual property	0.1	0.1	0.1	0.1
Other corporate asset-backed	0.2	0.3	0.3	0.3

Total United States	20.5	26.9	31.6	28.3

Global Structured Finance-Non-United States:
Collateralized debt obligations (3)	10.2	13.4	13.7	12.3
Mortgage-backed residential	0.4	0.5	1.5	1.3
Mortgage-backed commercial	0.9	1.2	1.4	1.3
Consumer asset-backed:
Auto loans	0.0	0.0	0.0	0.0
Other consumer asset-backed	0.0	0.0	0.5	0.5
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	0.4	0.6	0.6	0.5
Secured airline equipment securitization (EETC)	0.0	0.0	0.0	0.0
Other operating assets	0.0	0.0	0.1	0.1
Structured insurance securitizations	0.0	0.0	0.0	0.0
Franchise assets	0.1	0.1	0.1	0.1
Intellectual property	0.1	0.1	0.2	0.2
Future flow	1.0	1.3	1.3	1.1
Other corporate asset-backed	1.7	2.2	1.9	1.7

Total Non-United States	14.8	19.4	21.3	19.1

Total Global Structured Finance	35.3	46.3	52.9	47.4

Total	$76.2	100.0%	$111.7	100.0%

(1)	Includes investor owned utilities, industrial development and pollution control revenue bonds.
(2)	Includes certain non-profit enterprises and stadium related financing.
(3)

Includes transactions (represented by structured pools of primarily investment grade corporate credit risks or commercial real estate assets) that do not include typical CDO structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Reinsurance (continued)

The following table presents the credit ratings and ratings status, percentage of outstanding par ceded, the reinsurance recoverable, derivative asset, and estimated credit impairments by reinsurer as of December 31, 2008. Estimated credit impairments represent the reinsurers’ portion of amounts the Company expects to pay on insured derivative contracts.

Reinsurers In thousands	Standard & Poor’s Rating (Status)		Moody’s Rating (Status)		Percentage of Total Par Ceded	Reinsurance Recoverable	Derivative Asset	Estimated Credit Impairments on Insured Derivatives
Channel Reinsurance Ltd.	AA- (Negative Outlook)		Baa1 (Negative Outlook	)	67.19%	$16,464	$682,389	$181,890
Assured Guaranty Corp.	AAA (Stable	)	Aa2 (Stable	)	12.32	10,512	570	—
Mitsui Sumitomo Insurance Company Ltd.	AA (Stable	)	Aa3 (Stable	)	7.05	10,743	45,768	3,033
Ambac Assurance Corporation	A (Negative Outlook	)	Baa1 (Developing	)	5.43	1,667	—	—
Swiss Reinsurance Company	AA- (Stable	)	Aa2 (Negative Outlook	)	4.13	14,987	3,575	—
Assured Guaranty Re Ltd.	AA (Stable	)	Aa3 (Stable	)	1.35	—	1,683	—
Export Development Corporation	AAA (Stable	)	Aaa (Stable	)	0.60	—	—	—
Syncora Guarantee Re Ltd.	B (Watch Developing	)	Caa1 (Rating Under Review	)	0.51	—	—	—
Overseas Private Investment Corporation	AAA (Stable	)	Aaa (Stable	)	0.47	—	—	—
Old Republic Insurance Company	A+ (Negative Outlook	)	Aa2 (Stable	)	0.40	749	—	—
Other (1)	B or above		Caa1 or above		0.50	1,551	—	—
Not Currently Rated					0.05	249	—	—

Total					100.00%	$56,922	$733,985	$184,923

(1)	Several reinsurers within this category are not rated by Moody’s.

MBIA owns a 17.4% equity interest in Channel Re. In August 2008, Moody’s downgraded Channel Re to Baa1 with a negative outlook and in September 2008, S&P downgraded Channel Re to AA- with a negative rating outlook. As of December 31, 2008, the Company expects Channel Re to continue to report negative shareholders’ equity on a GAAP basis primarily due to unrealized losses on its insured credit derivatives based on fair value accounting. As of December 31, 2008, the fair value of the derivative assets related to credit derivatives ceded to Channel Re was $682 million and the reinsurance recoverable from Channel Re was $16 million. In determining the fair value of its derivative assets, the Company considered the credit risk of Channel Re and, as a result, reversed $288 million of unrealized losses ceded to Channel Re. The amount reported in the preceding table reflects this reversal. After considering the credit risk of Channel Re in fair valuing its derivative assets, the Company believes Channel Re has sufficient liquidity supporting its business to fund amounts due to MBIA. In performing its assessment, the Company determined that cash and investments, inclusive of approximately $524 million that Channel Re had on deposit in trust accounts for the benefit of MBIA as of December 31, 2008, and borrowing facilities available to Channel Re were in excess of MBIA’s exposure to Channel Re. Although the trust

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Reinsurance (continued)

accounts limit the potential for Channel Re to default on its obligations to MBIA, there can be no assurance that Channel Re will not default on its obligations to MBIA that exceed the amounts already held in the trust accounts.

Several of MBIA Corp.’s other financial guarantee reinsurers, including Ambac Assurance Corporation, Assured Guaranty Corp., Assured Guaranty Re Ltd., Old Republic Insurance Co., Swiss Reinsurance Company, Syncora Guarantee Re Ltd. and Syncora Guarantee Inc. (formerly known as XL Financial Assurance and XL Capital Assurance), have had their credit ratings either downgraded or put on negative watch by one or more of the major rating agencies between December 2007 and December 2008. Although there was no material impact on the Company for any of the rating agency actions through December 2008 relating to these reinsurers, a further downgrade of one or more of these reinsurers could require the establishment of reserves against any receivables due from the reinsurers.

Assumed Exposure

MBIA Corp. agreed to reinsure a portfolio of U.S. public finance bonds (the “FGIC public finance portfolio”) insured by FGIC with total assumed par of approximately $181 billion. In connection with the reinsurance, MBIA has received unearned upfront premiums, net of a ceding commission paid to FGIC, of approximately $717 million. As required by the NYSID, the funds were placed in a trust and will be released to MBIA upon the earlier of its removal from ratings review with its current ratings or nine months from the closing date of the transaction. Under the terms of the trust, the funds will be released to MBIA as the premium is earned and can be used to pay claims under the reinsurance agreement.

The FGIC public finance portfolio consists exclusively of investment grade credits, primarily in the general obligation, water and sewer, tax-backed and transportation sectors, and does not contain any CDS contracts, below investment grade credits or other credits inconsistent with MBIA’s credit underwriting standards. The reinsurance has been provided on a “cut-through” basis, enabling FGIC’s policyholders to receive the benefit of MBIA’s reinsurance by allowing them to present claims directly to MBIA.

Refer to “Note 28: Subsequent Events” for information about the assignment of the FGIC portfolio to MBIA Illinois.

Premium Summary

The components of financial guarantee net premiums written and earned, including premiums assumed from and ceded to other companies, are presented in the following table:

	Years ended December 31
	2008		2007		2006
In thousands	Written	Earned	Written	Earned	Written	Earned
Direct	$444,631	$945,204	$847,141	$845,163	$821,572	$890,608
Assumed	925,823	55,972	10,029	13,643	11,062	14,796

Gross	1,370,454	1,001,176	857,170	858,806	832,634	905,404
Ceded	(25,111)	(120,991)	(81,367)	(118,932)	(91,287)	(133,219)

Net before elimination	1,345,343	880,185	775,803	739,874	741,347	772,185
Elimination(1)	(29,741)	(29,741)	(31,608)	(31,608)	(28,015)	(28,015)

Net	$1,315,602	$850,444	$744,195	$708,266	$713,332	$744,170

(1)	Represents eliminations of intercompany premiums.

For the years ended December 31, 2008, 2007 and 2006, recoveries received under reinsurance contracts totaled $112 million, $9 million and $6 million, respectively. Ceding commissions received from reinsurers, before deferrals, net of return ceding commissions, and excluding the FGIC reinsurance transaction were $25 million, $26 million and $25 million in 2008, 2007 and 2006, respectively.

Note 19: Insurance Regulations and Dividends

MBIA Corp. is subject to insurance regulations and supervision of the State of New York (its state of incorporation) and all U.S. and non-U.S. jurisdictions in which it is licensed to conduct insurance business. The

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19: Insurance Regulations and Dividends (continued)

extent of insurance regulation and supervision varies by jurisdiction, but New York and most other jurisdictions have laws and regulations prescribing minimum standards of solvency and business conduct, which must be maintained by insurance companies. Among other things, these laws prescribe permitted classes and concentrations of investments and limit both the aggregate and individual securities risks that MBIA Corp. may insure on a net basis based on the type of obligations insured. In addition, some insurance laws and regulations require the approval or filing of policy forms and rates. MBIA Corp. is required to file detailed annual financial statements with the NYSID and similar supervisory agencies in other jurisdictions in which it is licensed. The operations and accounts of MBIA Corp. are subject to examination by regulatory agencies at regular intervals.

New York State insurance law regulates the payment of dividends by financial guarantee insurance companies and provides that such companies may not declare or distribute dividends except out of statutory earned surplus. Under New York State insurance law, the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as shown by the most recent statutory financial statement on file with the NYSID, or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the Superintendent of the NYSID approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations.

In 2008, MBIA Corp. did not declare or pay any dividends to MBIA Inc. as part of MBIA’s strategy to conserve and build capital. However, MBIA Corp. may begin paying dividends to MBIA Inc. in future periods. As of December 31, 2008, MBIA Corp’s dividend capacity under insurance law was approximately $1 million. In the fourth quarter of 2008, MBIA Corp. recorded a contingency reserve of $350 million related to the FGIC reinsurance transaction in accordance with New York State insurance law. Additionally, MBIA Corp. reduced its contingency reserve related to guarantees on investment management services affiliated companies. MBIA Corp. has also received approval from the NYSID for a decrease in contingency reserves of $235 million related to losses that passed the severity test as per section 6903 of New York insurance law. These changes have affected the dividend capacity of MBIA Corp. In April of 2007, MBIA Corp. received approval from the NYSID and paid a dividend of $500 million to MBIA Inc.

The NYSID and certain other statutory insurance regulatory authorities in and outside the U.S. have various requirements relating to the maintenance of certain minimum ratios of statutory capital and reserves to net insurance in force. MBIA Corp. and its subsidiaries were in compliance with these requirements as of December 31, 2008 and 2007.

Refer to “Note 28: Subsequent Events” for additional information about the dividend capacity of MBIA Insurance Corporation and MBIA Illinois.

Note 20: Statutory Accounting Practices

The financial statements have been prepared on a GAAP basis, which differs in certain respects from the statutory accounting practices prescribed or permitted by the insurance regulatory authorities. Statutory accounting practices differ from GAAP in the following respects:

•

upfront premiums are earned on a basis proportionate to the scheduled periodic maturity of principal and payment of interest (“debt service”) to the original total principal and interest insured as opposed to earning in proportion to the expiration of the principal balance. Additionally, premiums related to CDS contracts are recorded as a component of premiums. Under GAAP, premiums related to CDS contracts are recorded as “Realized gains (losses) and other settlements on insured derivatives”;

•	acquisition costs are charged to operations as incurred rather than deferred and amortized as the related premiums are earned;

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Statutory Accounting Practices (continued)

•	fixed-maturity investments are generally reported at amortized cost rather than fair value;

•	surplus notes are recorded as a component of policyholders surplus, while under GAAP, surplus notes are treated as a long-term debt obligation;

•	a contingency reserve is computed on the basis of statutory requirements, and is not permitted under GAAP;

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

•

the IRS permits financial guarantee insurance companies a deduction for increases to the statutory contingency reserve resulting in the purchase of tax and loss bonds equal to the tax benefit derived. Tax and loss bonds purchased are recorded as admitted assets and credited to surplus;

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

Consolidated net income/(loss) of MBIA Corp. determined in accordance with statutory accounting practices for the years ended December 31, 2008, 2007 and 2006 was $(1.4) billion, $171 million and $669 million, respectively. Consolidated statutory surplus of MBIA Corp. determined in accordance with statutory accounting practices for the years ended December 31, 2008 and December 31, 2007 was $3.5 billion and $3.7 billion, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Statutory Accounting Practices (continued)

The following is a reconciliation of the consolidated shareholders’ equity of the Company, presented on a GAAP basis, to the statutory capital and surplus of MBIA Corp. and its subsidiaries:

	As of December 31
In thousands	2008	2007
Company’s GAAP shareholders’ equity	$994,420	$3,655,805
Non-insurance entities assets and liabilities, net	2,353,054	887,652
Premium revenue recognition (financial guarantee)	(798,043)	(755,614)
Deferral of acquisition costs	(560,632)	(472,516)
Investments, including unrealized gains / losses	(368,494)	(488,193)
Surplus notes	952,655	—
Contingency reserve	(2,594,927)	(2,718,916)
Loss reserves, including unallocated	(815,472)	234,099
Deferred income tax liabilities, net	(1,109,408)	(793,026)
Tax and loss bonds	170,250	615,301
Goodwill	(76,938)	(76,938)
Derivative assets and liabilities	5,472,354	3,653,216
Non-admitted assets and other items	(116,397)	(77,818)

Statutory capital and surplus	$3,502,422	$3,663,052

The NYSID recognizes only statutory accounting practices prescribed or permitted by the State of New York. In addition, the NYSID has adopted the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual as a component of its prescribed or permitted practices.

Beginning in July 2008, the NYSID allowed the recognition of goodwill as an admitted asset not to exceed 10% of the insurer’s capital and surplus, while the NAIC requires goodwill recognition of 100%. At December 31, 2008 and 2007, MBIA Corp. reduced admitted assets by $77 million related to goodwill on acquisitions occurring prior to July 2008. The NYSID prescribes discounting of case basis loss reserves. Incurred losses and LAE include amounts discounted at 5.03% and 5.06% for 2008 and 2007, respectively. The discount for 2008 was $3.2 billion and for 2007 was $73 million. NYSID prescribed procedure enables MBIA Corp. to account for Channel Re, an AA- rated financial guarantee reinsurance company by S&P in which MBIA Corp. holds a 17.4% ownership interest, as other investments rather than as an affiliate. The NYSID prescribed the treatment of estimated lease receipts related to an MBIA paid loss as a non-admitted asset, while the NAIC would require these anticipated receipts to offset loss reserves. As of December 31, 2008 and 2007, MBIA Corp. reduced admitted assets by $0.5 million and $11 million, respectively, related to these estimated lease receipts.

Note 21: Pension and Profit-sharing Plans

The Company maintains a qualified non-contributory defined contribution pension plan to which the Company contributes 10% of each eligible employee’s annual compensation. Annual compensation for determining such contributions consists of base salary, bonus and commissions, as applicable. Pension benefits vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. Pension expense for the years ended December 31, 2008, 2007 and 2006 was $8 million, $10 million and $9 million, respectively.

The Company also maintains a qualified profit-sharing/401(k) plan. The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended. Effective January 1, 2008, employees may contribute, through payroll deductions, up to 25% of eligible compensation. Prior to 2008, employees were able to contribute up to 10% of eligible compensation. The Company matches employee contributions up to the first 5% of such compensation. During 2008 the 401(k) plan was amended to allow 401(k) matching contributions to be made in the form of cash, whereby participants may direct the company match to an investment of their choice. Prior to the amendment, the company matching contribution was made in the form of MBIA Inc. common stock. The benefit of

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21: Pension and Profit-sharing Plans (continued)

the Company’s contributions vest over a five-year period with 20% vested after two years, 60% vested after three years and 80% vested after four years and 100% vested after five years. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. Participants who qualify for distribution may receive a single lump sum, transfer the assets to another qualified plan or individual retirement account, or receive a series of specified installment payments. Company contributions to the profit-sharing/401(k) plans aggregated $3 million, $5 million and $4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In addition to the above plans, the Company maintains a non-qualified deferred compensation plan. Contributions to the above qualified plans that exceed limitations established by federal regulations are then contributed to the non-qualified deferred compensation plan. The non-qualified contributions included in the above stated pension and profit-sharing/401(k) expense and contribution amounts totaled $3 million for the pension plan, and $0.9 million, $0.8 million and $0.4 million for the profit-sharing/401(k) plan for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, the interest credited to the non-qualified deferred compensation plans totaled $3 million for each of the years ended December 31, 2008, 2007, and 2006.

In November 2006, the Company’s Board of Directors approved new voluntary retirement benefits which will provide certain benefits to eligible employees of the Company upon retirement. Effective January 1, 2008, the Company modified its retirement plan guidelines to reflect changes made to the Internal Revenue Code under Section 409A. A description of these benefits is included in the Company’s proxy statement.

Note 22: Long-term Incentive Plans

Plan Description

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

The stock option component of the Omnibus Plan enables key employees of the Company and its subsidiaries to acquire shares of common stock of the Company or to benefit from appreciation in the price of the common stock of the Company. The stock option grants, which may be awarded every year, provide the right to purchase shares of common stock at the fair value of the stock on the date of the grant. Some of the stock options granted in 2008 have a vesting schedule linked to the Company’s market value performance. For further information regarding performance based awards, please refer to the “Performance Based Awards” section of this note. Options granted will either be Incentive Stock Options (“ISOs”), where they qualify under Section 422(a) of the Internal Revenue Code, or Non-Qualified Stock Options (“NQSOs”). ISOs and NQSOs are granted at a price not less than 100% of the fair value, defined as the closing price on the grant date, of the Company’s common stock. Options are exercisable as specified at the time of grant depending on the level of the recipient (generally four or five years) and expire either seven or ten years from the date of grant (or shorter if specified or following termination of employment).

Under the restricted stock component of the Omnibus Plan, certain employees are granted restricted shares of the Company’s common stock. These awards have a restriction period lasting three, four or five years depending on the type of award, after which time the awards fully vest. During the vesting period these shares may not be sold. Restricted stock grants are typically granted from the vice president level up to and including the chief executive officer. Some of the awards granted in 2007 and 2006 are linked to growth in the book value of the Company including certain adjustments (“modified book value”) over a three-year period following the grant date. Actual shares issued at the vesting date will be determined based on the growth in modified book value. If modified book value grows by 30% or more over the three year period, then 100% of the award will vest. If the

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22: Long-term Incentive Plans (continued)

growth in modified book value over the three year period is lower than 30%, then the amount of restricted shares issued will be adjusted downward in proportion to the amount by which actual growth in modified book value is below 30%.

Following the effective date of the Omnibus Plan, no new options or awards were granted under any of the prior plans authorized by the shareholders and all shares authorized but unissued were canceled. All stock awards granted under the prior plans and subsequently canceled or expired after the effective date of the Omnibus Plan become available for grant under the Omnibus Plan.

In 2008, 2,859,000 options were granted and 3,297,867 options were canceled or expired. In 2008, 1,125,388 restricted shares were granted and 583,439 restricted shares were canceled. This restricted share activity affects the available share balance for future grants under the Omnibus Plan at a two for one ratio. There were 3,552,010 shares available for future grants under the Omnibus Plan as of December 31, 2008.

In May 2008, the shareholders of the Company approved a restricted share grant for the Chairman and CEO. The grant did not reduce the shares available for grant under the Omnibus Plan, as the grant was a separate approval by the shareholders of the Company. In addition, the vesting schedule of this grant is linked to the Company’s market value performance. For further information regarding performance based awards, please refer to the “Performance Based Awards” section of this note.

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

In November 2006, the Company’s Board of Directors approved new voluntary retirement benefits as discussed in “Note 21: Pension and Profit Sharing Plans.” One of the components of the retirement program for those employees that are retirement eligible is to immediately vest all outstanding stock options granted prior to the approval of the program and to immediately vest all outstanding time-based restricted share grants. SFAS 123(R) requires compensation costs for those employees to be recognized from the date of grant through the retirement eligible date. Accelerated expense relating to this retirement benefit for both stock option awards and restricted stock awards was included in the 2006 compensation expense amounts.

Restricted Stock

In 2008 and 2007, the fair value of the restricted shares awarded (net of cancellations), determined on the grant date, was $1 million and $34 million, respectively. Restricted shares have been recorded as unearned compensation, which is a component of paid-in capital within shareholders’ equity on the Company’s Consolidated Balance Sheets and have been included in “Stock-based compensation” on the Company’s Consolidated Statements of Changes in Shareholders’ Equity. As of December 31, 2008 the unearned compensation balance for all restricted shares outstanding was $86 million. The amount of unearned compensation, net of estimated forfeitures, was $40 million as of December 31, 2008, which is expected to be

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22: Long-term Incentive Plans (continued)

recognized as expense over a weighted average period of 2.06 years. Unearned compensation is amortized to expense over the appropriate three- to five-year vesting period (except for a minor portion granted to members of the MBIA Inc. Board of Directors which is amortized over a ten-year period).

Compensation expense related to the restricted shares, net of estimated forfeitures, was a negative expense of $38 million for the year ended December 31, 2008. The negative expense was due to the cancellation and expense reversal of a restricted stock grant that was scheduled to vest in February 2008 and the estimated forfeiture of two restricted stock grants, scheduled to vest in February 2009 and February 2010, respectively, that are all linked to the growth in the Company’s modified book value. As a result of the negative expense, the related tax effect was a charge of $13 million. In addition, during 2008 there was a tax charge of $3 million to paid-in capital related to the restricted shares that vested at a lower market value in comparison to the market value on the date of grant.

Compensation expense related to the restricted shares, net of estimated forfeitures, was $42 million and $29 million for the years ended December 31, 2007 and 2006, respectively. The tax benefit related to the restricted share awards during 2007 and 2006 was $15 million and $6 million, respectively. The excess tax benefit related to the restricted share awards including the tax effects of the related dividends during 2007 and 2006 was $2 million and $1 million, respectively.

A summary of the Company’s restricted shares outstanding at December 31, 2008, 2007 and 2006, and changes during the years ended on those dates, is presented in the following table:

	Restricted Share Activity
	2008	2007	2006
Outstanding at beginning of year	1,629,627	1,796,048	1,382,931
Granted	2,759,388	575,562	758,786
Vested	185,607	649,997	245,687
Forfeited	583,439	91,986	99,982

Outstanding at end of year	3,619,969	1,629,627	1,796,048

The following table presents the total number of restricted share awards granted during the last three years. The proxy officers are disclosed in the Company’s proxy statement.

	Number of Restricted Shares Granted
	2008	2007	2006
Proxy officers	1,634,000	149,395	264,941
Other senior officers	—	93,864	154,690

Senior officers	1,634,000	243,259	419,631
Other employees	1,125,388	332,303	339,155

Total	2,759,388	575,562	758,786

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22: Long-term Incentive Plans (continued)

Stock Options

The Company determines the fair value for stock option awards at the date of grant and is estimated using the Black-Scholes option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable and contain both service and some performance conditions. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The number of significant options granted and the assumptions used for valuing such option grants during the last three years are shown in the following table:

	March 2008	February 2007	June 2006
Number of options granted	2,500,000	20,000	37,500
Exercise price	$12.50	$70.86	$57.51
Dividend yield	2.960%	2.482%	2.405%
Expected volatility	.6414	.2853	.3107
Risk-free interest rate	2.840%	4.648%	5.050%
Expected option term (in years)	3.98	6.44	6.37

Employee stock option compensation expense, net of estimated forfeitures, for the years ended December 31, 2008, 2007, and 2006 totaled $8 million, $8 million and $17 million, respectively. During 2008, there were no stock option awards exercised. The tax benefit related to the stock option awards exercised during 2007 and 2006 was $17 million and $7 million, respectively. The excess tax benefit related to the stock option awards during 2007 and 2006 was $5 million and $2 million, respectively. During 2008, the Company wrote off a deferred tax asset of $13 million related to the cancellation of a fully vested stock option award as a charge to paid-in capital. As of December 31, 2008, there was $13 million of total unrecognized compensation cost related to non-vested stock options. This amount is expected to be recognized as expense over a weighted average period of 2.45 years.

The following table presents the total number of options granted during the last three years. The proxy officers are disclosed in the Company’s proxy statement.

	Number of Options Granted
	2008	2007	2006
Proxy officers	1,600,000	—	37,500
Other senior officers	900,000	—	—

Senior officers	2,500,000	—	37,500
Other employees	—	37,800	—

Total	2,500,000	37,800	37,500

In addition to the 2008 stock options granted per the table above, 359,000 options were granted to the Chairman and CEO on March 14, 2008. The grant was made solely to enable the purchase of common stock in connection with his employment contract. This option grant was canceled on June 30, 2008, as the required share purchase of common stock was made on the open market. In addition to the 2007 stock options granted per the table above, 64,525 options were granted to the members of the senior team on December 20, 2007 in connection with the Warburg Pincus Agreement. The grant was made solely to enable the purchase of common stock that each senior team member committed to purchase at a price in excess of the last reported trade in respect of a share of common stock on December 10, 2007. The options were to become exercisable upon the closing of the investment agreement for a period of sixty days. On March 5, 2008, these options were canceled, as the required purchase of common stock was made on the open market.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22: Long-term Incentive Plans (continued)

A summary of the Company’s stock options outstanding at December 31, 2008, 2007 and 2006, and changes during the years ended on those dates, is presented in the following tables:

	2008
Options	Number of Shares	Weighted Avg. Price per Share
Outstanding at beginning of year	6,751,061	$47.1771
Granted	2,859,000	12.4561
Exercised	—	—
Expired or canceled	3,297,867	40.4160

Outstanding at end of year	6,312,194	$34.9822

Exercisable at end of year	2,858,720	$46.1504
Weighted average fair value per share of options granted during the year		$5.13

	2007
Options	Number of Shares	Weighted Avg. Price per Share
Outstanding at beginning of year	8,410,567	$46.9385
Granted	102,325	43.7677
Exercised	1,430,818	69.3281
Expired or canceled	331,013	48.5014

Outstanding at end of year	6,751,061	$47.1771

Exercisable at end of year	5,587,667	$44.6874
Weighted average fair value per share of options granted during the year		$18.5422

	2006
Options	Number of Shares	Weighted Avg. Price per Share
Outstanding at beginning of year	9,699,558	$46.7513
Granted	37,500	57.5100
Exercised	1,069,637	63.5542
Expired or canceled	256,854	53.9534

Outstanding at end of year	8,410,567	$46.9385

Exercisable at end of year	6,470,298	$44.4043
Weighted average fair value per share of options granted during the year		$17.8862

The following table summarizes information about outstanding stock options at December 31, 2008:

Range of Average Exercise Price	Number Outstanding at 12/31/08	Weighted Average Remaining Contractual Life in Years	Outstanding Weighted Average Exercise Price	Number Exercisable at 12/31/08	Exercisable Weighted Average Exercise Price
$12.50-38.33	3,445,674	5.27	$18.7506	945,674	$35.2749
$40.43-48.92	872,668.92		$45.5670	872,668	$45.5670
$52.81-59.77	1,388,221	4.55	$55.8316	815,797	$54.2361
$60.22-70.86	605,631	5.36	$64.2877	224,581	$64.8404

Total	6,312,194	4.52	$34.9822	2,858,720	$46.1504

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22: Long-term Incentive Plans (continued)

Performance Based Awards

During 2008 the Company granted 1,634,000 restricted shares to the Chairman and CEO and 2,500,000 stock options to key members of management that have a vesting schedule dependent on the achievement of certain stock price targets of the Company. The grants and corresponding compensation expenses have been included in the above restricted stock and stock option disclosures for 2008. As permitted by SFAS 123(R), the Company estimates the fair value of awards that contain only market performance conditions at the date of grant using a binomial lattice model with a Monte Carlo simulation. The binomial lattice model can better incorporate assumptions about a stock price path because the model can accommodate a large number of potential stock prices over the award’s term in comparison to the Black-Scholes model.

Superseded Plan

In May 2002, the MBIA Inc. Board of Directors approved the “MBIA Inc. Annual and Long-Term Incentive Plan” (the “Incentive Plan”). The Incentive Plan has been superseded by the Omnibus Plan. The Incentive Plan included a stock option component and a compensation component linked to the growth in modified book value over a three-year period following the grant date. Target levels for the Incentive Plan awards were established as a percentage of total salary and bonus, based upon the recipient’s position. Awards under the Incentive Plan typically were granted from the vice president level up to and including the chief executive officer. Actual amounts to be paid are adjusted upward or downward depending on the growth of modified book value versus a baseline target, with a minimum growth of 8% necessary to receive any payment and an 18% growth necessary to receive the maximum payment. Awards under the Incentive Plan were divided equally between the two components, with approximately 50% of the award to be given in stock options and approximately 50% of the award to be paid in cash or shares of Company stock. Payments were made at the end of each three-year measurement period. During 2007, a $0.7 million credit to modified book value expense was recorded to reflect the final payout under the Incentive Plan. During 2006, $4 million was recorded as an expense related to modified book value awards. The tax benefit related to modified book value awards was $2 million for the year ended December 31, 2006.

Note 23: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. As of December 31, 2008, there were 6,547,709 stock options and 3,265,315 restricted stock and units outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. As of December 31, 2007, there were 1,448,761 stock options and 2,146,823 restricted stock and units outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. As of December 31, 2006 there were 1,716,828 stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23: Earnings Per Share (continued)

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

	Years ended December 31
In thousands except per share amounts	2008	2007	2006
Income (loss) from continuing operations, net of tax	$(2,672,693)	$(1,921,948)	$813,183
Income (loss) from discontinued operations, net of tax	—	—	6,105

Net income (loss)	$(2,672,693)	$(1,921,948)	$819,288

Basic weighted average shares	217,521,063	126,670,332	132,794,334
Effect of common stock equivalents:
Stock options	—	—	1,892,111
Restricted stock and units	—	—	2,008,353

Diluted weighted average shares	217,521,063	126,670,332	136,694,798

Basic EPS:
Income (loss) from continuing operations	$(12.29)	$(15.17)	$6.12
Income (loss) from discontinued operations	—	—	0.05

Net income (loss)	$(12.29)	$(15.17)	$6.17

Diluted EPS:
Income (loss) from continuing operations	$(12.29)	$(15.17)	$5.95
Income (loss) from discontinued operations	—	—	0.04

Net income (loss) (1)	$(12.29)	$(15.17)	$5.99

(1)	May not sum due to rounding.

Note 24: Common and Preferred Stock

Common Stock

Issuance

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

Repurchase program

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24: Common and Preferred Stock (continued)

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. However, due to the Company’s decision in the third quarter of 2007 to suspend share repurchases under the program in light of concerns and uncertainties regarding the housing markets, the structured finance sector and the U.S. economy, no shares were repurchased during the first six months of 2008.

In August 2008, the Company’s Board of Directors approved the resumption of the share repurchase program. Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. The Company believes that share repurchases can be an appropriate deployment of capital in excess of amounts needed to maintain the claims-paying ratings of MBIA Corp. and support MBIA’s businesses.

As of December 31, 2008, the Company had repurchased 40 million shares under the program at an average price of $21.79 per share and during the fourth quarter of 2008, the Company repurchased 23 million shares at an average price of $5.74 per share. As of December 31, 2008, $119 million remains available under the Company’s $1 billion share buyback program.

During 2008 and 2007, 45,330 and 1,440,867 shares, respectively, were purchased by the Company for settling awards under the Company’s long-term incentive plans.

Preferred Stock

MBIA Corp. had access to $400 million through the Money Market Committed Preferred Custodial Trust (“CPCT”) facility issued by eight trusts (the “Trusts”), which were created for the primary purpose of issuing CPCT securities and investing the proceeds in high-quality commercial paper or short-term U.S. Government obligations. The Company had a put option to sell to the Trusts the preferred stock of MBIA Corp. in exchange for proceeds of $400 million. Any preferred stock issued by MBIA Corp. would be perpetual and non-cumulative. Preferred stock has preference over common stock upon liquidation.

In November 2008, MBIA Corp. exercised the put option to sell to the Trusts the perpetual preferred stock issued by MBIA Corp. Upon MBIA exercising the put option, the Trusts transferred proceeds of $400 million to MBIA Corp. in exchange for 4,000 shares of non-cumulative perpetual preferred stock. Once the proceeds were received, MBIA exercised its right to terminate the CPCT facility by making a fixed-rate election. As a result, the Trusts were terminated and third-party investors received a pro-rata share of MBIA Corp.’s preferred stock. Subsequently, MBIA purchased 1,241 shares of the preferred stock at $10,000 per share.

As of December 31, 2008, MBIA Corp. had 2,759 shares of the preferred stock issued and outstanding. In accordance with MBIA’s fixed-rate election, the dividend rate on the preferred stock was determined using a fixed-rate equivalent of LIBOR plus 200 basis points. Each share of preferred stock has a par value of $1,000 with a liquidation preference of $100,000. The holders of the preferred stock are not entitled to any voting rights as shareholders of MBIA Corp. and their consent is not required for taking any corporate action. Subject to certain requirements, the preferred stock may be redeemed, in whole or in part, at the option of MBIA Corp. at any time or from time to time for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon at the date of redemption for the then current dividend period and any previously accumulated dividends payable without interest on such unpaid dividends. As of December 31, 2008, no dividends have been declared on the preferred stock. Payment of dividends on MBIA Corp.’s preferred stock is subject to the same restrictions that apply to dividends on common stock under New York State insurance law.

The carrying value of the preferred stock was $28 million as of December 31, 2008 and is presented as minority interest on the Company’s consolidated balance sheet. The carrying value represents the $400 million of proceeds received reduced by the carrying value of the put option at the time of exercise of $360 million and the carrying value of the 1,241 shares repurchased of $12 million. Prior to exercise, the put option was reported at fair value within “Other assets” on the Company’s consolidated balance sheet and changes in fair value of the put option was reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s statement of operations.

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

Since 1989, MBIA Corp. has executed five surety bonds to guarantee the payment obligations of the members of the Municipal Bond Insurance Association (the “Association”), a voluntary unincorporated association of insurers writing municipal bond and note insurance as agents for the member insurance companies that had their S&P claims-paying rating downgraded from AAA on their previously issued Association policies. In the event that the Association does not meet their policy payment obligations, MBIA Corp. will pay the required amounts directly to the paying agent. The aggregate outstanding exposure on these surety bonds as of December 31, 2008 was $340 million.

MBIA Inc., through its subsidiaries, is responsible for providing investment advisory and certain related administrative services to the MBIA Capital/Claymore Managed Duration Investment Grade Municipal Fund (the “Fund”). MBIA earned investment management, accounting, administration and service fees related to the Fund totaling $0.3 million, $0.4 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, and which are included in “Fees and Reimbursements” in the Company’s consolidated statements of operations.

MBIA Capital Management Corp., an indirect wholly owned subsidiary of MBIA Inc., is responsible for providing investment advisory services to the MBIA Municipal Bond Inflation Protection Fund (“MIPS Fund”) of FundVantage Trust, an SEC-registered open-end, management investment company launched in November 2007. The investment objective of the MIPS Fund is to seek high after-tax inflation protected returns and it is intended to be marketed to institutional and retail investors. MBIA Corp. invested $25 million in the MIPS Fund as

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 25: Related Party Transactions (continued)

the initial shareholder. MBIA waived investment management fees related to the MIPS Fund in 2007 and 2008. However, MBIA Corp. earned $0.8 million from its investment in the MIPS Fund in 2008, which is included in net investment income in the Company’s consolidated statements of operations.

During 2006, the Company structured a non-consolidated funding conduit, East-Fleet Finance Limited (“East-Fleet”). A subsidiary of MBIA Asset Management provides fee-based asset management and administrative services, acting under approved management agreements and at the direction of an independent board of directors, to East-Fleet. The obligations issued by East-Fleet are not guaranteed by the Company, and the Company has no liquidity obligations to East-Fleet.

The Company owns investments, included in other investments, which are recorded in the Company’s financial statements using the equity method of accounting. These investments comprise equity interests in limited partnerships and in Channel Re. All material transactions between MBIA and these entities have been eliminated in MBIA’s consolidated financial statements. During 2008 and 2007, premiums ceded to Channel Re totaled $49 million and $51 million, respectively, and ceding commissions received from Channel Re totaled $11 million and $12 million, respectively. During 2008, cessions to Channel Re represented 6.99% of total par ceded or $1.1 billion. As of December 31, 2008, the reinsurance recoverable from Channel Re was $16 million and the derivative assets related to credit derivatives ceded to Channel Re was $682 million. In 2007, cessions to Channel Re represented 62.51% of total par ceded or $12 billion. As of December 31, 2007, the reinsurance recoverable from Channel Re was $13 million and the derivative assets related to credit derivatives ceded to Channel Re was $708 million. Refer to “Note 18: Reinsurance” for additional information regarding MBIA Corp.’s equity investment in Channel Re and reinsurance agreements between MBIA Corp. and Channel Re.

On September 14, 2006, the Company announced that Richard H. Walker was elected a member of MBIA’s Board of Directors. Mr. Walker is the General Counsel of Deutsche Bank AG (“Deutsche Bank”), where he oversees Deutsche Bank’s Legal and Compliance departments worldwide. Effective January 30, 2008, he resigned his position on MBIA’s Board of Directors.

Deutsche Bank has a number of business relationships with MBIA. Deutsche Bank is a lender to MBIA pursuant to its five-year $500 million revolving credit agreement. The size of Deutsche Bank’s commitment in this facility is $30 million, for which it earns a commitment fee of 15 basis points per year. As of December 31, 2008, no borrowings were outstanding under this facility.

During 2008, the Company terminated a liquidity facility of $113 million and a master repurchase agreement of $135 million with Deutsche Bank and subsequently entered into a liquidity loan with Deutsche Bank of $95 million to Triple-A One, an MBIA-sponsored commercial paper conduit. As of December 31, 2008, the full amount has been drawn under the new facility. MBIA also has a $30 million net loan outstanding with Deutsche Bank, for which quarterly interest is paid at three-month LIBOR plus 3 basis points. This loan will terminate on June 15, 2010.

Deutsche Bank and its affiliates may from time to time hold debt securities issued or insured by MBIA or its affiliates. Deutsche Bank’s capital markets subsidiaries from time to time have provided securities underwriting services to MBIA and its affiliates. MBIA has provided credit enhancement to a variety of asset securitization transactions which have been originated, sponsored or underwritten by Deutsche Bank and its subsidiaries. Additionally, MBIA and its affiliates may from time to time hold debt securities issued by Deutsche Bank or its affiliates. Deutsche Bank and MBIA also engage from time to time in a variety of derivative transactions, as well as transactions in securities and other financial assets. Significant transactions between Deutsche Bank and MBIA are discussed below. The aggregate notional amount of derivative trades with Deutsche Bank at December 31, 2008 is $8.8 billion. The net unrealized loss on those trades is $205 million. In 2007, the Company sold credit protection, in the form of a CDS, with Deutsche Bank as the reference entity with a notional amount of $50 million. This CDS matured in 2008 and the Company did not enter into similar transactions with Deutsche Bank during the year. MBIA’s insurance portfolio has total exposure to Deutsche Bank in commercial paper of $17 million in 2007. The commercial paper matured in 2008 and the Company did not have any other commercial paper exposure to Deutsche Bank in 2008.

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

The Company had no loans outstanding to any executive officers or directors during 2008.

Note 26: Commitments and Contingencies

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

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that these claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. On November 12, 2008, the United States Court of Appeals for the Second Circuit affirmed the Court’s dismissal on statute of limitations grounds, but remanded the case to allow the plaintiffs to file an amended complaint. The Second Consolidated Amended Class Action Complaint was filed on February 18, 2009. Defendants’ motion to dismiss is due on April 17, 2009.

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re. MBIA, Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff the Teachers’ Retirement System of Oklahoma seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to losses stemming from the Company’s insurance of CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. Defendants filed a motion to dismiss on January 30, 2009. Plaintiffs’ response is due on March 16, 2009.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 26: Commitments and Contingencies (continued)

On February 13, 2008, a shareholder derivative lawsuit against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant, Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., No. 08-CV-1515, (the “Detroit Complaint”), was filed in the United States District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Consolidated Class Action, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The Detroit Complaint purports to relate to a so-called “Relevant Time Period” from February 9, 2006, through the time of filing of the complaint. A Special Litigation Committee of two independent directors of MBIA Inc. (the “SLC”) has determined after a good faith and thorough investigation that pursuit of the allegations set out in the Detroit Complaint is not in the best interests of MBIA and its shareholders. On January 23, 2009, the SLC served a motion to dismiss the Detroit Complaint.

On August 11, 2008, shareholder derivative lawsuit Crescente v. Brown et al., No. 08-17595 (the “Crescente Complaint”) was filed in the Supreme Court of the State of New York, County of Westchester against certain of the Company’s present and former officers and directors, and against the Company, as nominal defendant. The gravamen of this complaint is similar to the Detroit Complaint except that the time period assertedly covered is from January, 2007, through the time of filing of this complaint. The derivative plaintiff has agreed to stay the action pending the outcome of the SLC’s motion to dismiss the Detroit Complaint.

The Company has received subpoenas or informal inquiries from a variety of regulators, including the SEC, the Securities Division of the Secretary of the Commonwealth of Massachusetts, the Attorney General of the State of California, and other states’ regulatory authorities, regarding a variety of subjects, including disclosures made by the Company to underwriters and issuers of certain bonds, disclosures regarding the Company’s structured finance exposure, the Company’s communications with rating agencies, and the methodologies used by rating agencies for determining the credit rating of municipal debt. The Company is cooperating fully with each of these regulators and is in the process of satisfying all such requests. The Company may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

On July 23, 2008, the City of Los Angeles filed two complaints in the Superior Court of the State of California for the County of Los Angeles against the Company and others. The first, against the Company, AMBAC Financial Group, Inc., XL Capital Assurance Inc., ACA Financial Guaranty Corp., Financial Guaranty Insurance Company, and CIFG Assurance North America, Inc., alleged (i) participation in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance and (ii) participation in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and a failure adequately to disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence, and negligent misrepresentation. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, San Francisco County, by the City of Stockton on July 23, 2008, by the City of Oakland on August 28, 2008, by the City of San Francisco on October 8, 2008, by the County of San Mateo on October 23, 2008, by the County of Alameda on October 30, 2008, by the City of Los Angeles Department of Water and Power on December 31, 2008, by the Sacramento Municipal Utility District on December 31, 2008, and by the City of Sacramento on January 6, 2009. These cases are in the process of being coordinated as Ambac Bond Insurance Cases in San Francisco Superior Court (Judicial Council Coordination Proceeding No. 4555).

The City of Los Angeles’s second complaint named as defendants certain other financial institutions as well as bond insurers, including the Company, AMBAC Financial Group, Inc., Financial Security Assurance, Inc., Financial Guaranty Insurance Company and Security Capital Assurance Inc., and alleged fraud and violations of California’s antitrust laws through bid-rigging in the sale of municipal derivatives to municipal bond issuers. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, Los Angeles County, by the County of San Diego on August 28, 2008, and in Superior

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 26: Commitments and Contingencies (continued)

Court, San Francisco County, by the City of Stockton on July 23, 2008, by the County of San Mateo on October 7, 2008, and by the County of Contra Costa on October 8, 2008. The City of Los Angeles and City of Stockton actions were removed to federal court and transferred by order dated November 26, 2008, to the Southern District of New York for inclusion in the multidistrict litigation In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950; the San Diego County, San Mateo County, and Contra Costa County actions were removed to federal court and the issue of their transfer to the Southern District of New York for inclusion in In re Municipal Derivatives Antitrust Litigation is currently before the Judicial Panel on Multidistrict Litigation.

On September 30, 2008, MBIA Corp. commenced an action in the New York State Supreme Court against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleges fraudulent conduct in the origination and sale of home equity loans included in MBIA Corp.-backed securitizations of pools of home equity loans and breaches of both Countrywide’s representations and warranties and its contractual obligation to cure or repurchase ineligible loans as well as its sales and servicing obligations, among other things. In addition, on October 15, 2008, MBIA Corp. commenced an action in the United States District Court for the Southern District of New York (“SDNY”) against Residential Funding Company, LLC (“RFC”). On December 5, 2008, a notice of voluntary dismissal without prejudice was filed in the SDNY and the complaint was re-filed in the Supreme Court of the State of New York, New York County. The complaint alleges that RFC fraudulently induced MBIA Corp. to provide financial guarantee policies with respect to five RFC closed-end home equity second-lien and HELOC securitizations, and that RFC breached its contractual representations and warranties, as well as its obligation to repurchase ineligible loans, among other things. There can be no assurance that the Company will prevail in either the Countrywide or RFC actions.

On October 16, 2008, MBIA Corp. received a demand for arbitration by a third-party reinsurer relating to cessions made to it under reinsurance treaty agreements entered into with the reinsurer by MBIA Corp. and certain of its subsidiary insurers in 2006 and 2007. The demand alleged that MBIA Corp. engaged in violations of the terms of the treaty agreements and of its duty of utmost good faith. Certain of the policies ceded pursuant to the treaties include those on which MBIA Corp. has identified loss reserves. Effective November 30, 2008, MBIA Corp. and the reinsurer entered into an agreement to terminate the arbitration.

The Company intends to vigorously defend against the aforementioned actions in which it is a defendant and against other potential actions, and the Company does not expect the outcome of these matters to have a materially adverse effect on its business, results of operations or financial condition. The Company cannot provide assurance, however, that the ultimate outcome of these actions will not cause a loss nor have a material adverse effect on its business, results of operations or financial condition.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 27: Quarterly Financial Information (unaudited)

A summary of selected quarterly statement of operations information follows. Certain amounts have been reclassified to conform to the current presentation.

	2008
In thousands except per share amounts	First	Second	Third	Fourth	Full Year (1)
Gross premiums written	$114,711	$128,865	$901,505	$192,090	$1,337,172
Net premiums written	97,261	109,023	886,426	222,890	1,315,602
Premiums earned	155,315	233,392	234,744	226,990	850,444
Net investment income	514,904	417,281	354,359	264,352	1,550,896
Realized gain (losses) and other settlements on insured derivatives	33,758	34,304	34,264	(499,695)	(397,371)
Unrealized gains (losses) on insured derivatives	(3,577,103)	3,324,313	104,818	(1,674,707)	(1,822,679)

Net change in fair value of insured derivatives	(3,543,345)	3,358,617	139,082	(2,174,402)	(2,220,050)
Net realized gains (losses)	(167,009)	(819,461)	(426,298)	(339,277)	(1,752,045)
Net gain (losses) on financial instruments at fair value and foreign exchange	76,562	86,785	(234,200)	331,719	260,867
Net gains on extinguishment of debt	13,541	65,675	239,898	91,230	410,345
Total revenues	(2,942,578)	3,354,911	319,764	(1,588,701)	(856,603)
Losses and LAE incurred	287,608	22,344	982,514	25,535	1,318,001
Interest expense	390,643	307,915	264,210	209,015	1,171,783
Total expenses	757,259	419,557	1,366,353	327,616	2,870,786
Income (loss) before income taxes	(3,699,837)	2,935,354	(1,046,589)	(1,916,317)	(3,727,389)
Net income (loss)	$(2,406,732)	$1,700,360	$(806,478)	$(1,159,843)	$(2,672,693)
Net income (loss) per common share:
Basic	$(13.03)	$7.25	$(3.48)	$(5.30)	$(12.29)
Diluted	$(13.03)	$7.14	$(3.48)	$(5.30)	$(12.29)

(1)	May not cross-foot due to rounding

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 27: Quarterly Financial Information (unaudited) (continued)

	2007
In thousands except per share amounts	First	Second	Third	Fourth	Full Year (1)
Gross premiums written	$188,174	$207,386	$206,641	$217,007	$819,207
Net premiums written	171,302	187,655	188,772	196,466	744,195
Premiums earned	186,191	185,628	168,315	168,132	708,266
Net investment income	510,949	536,462	573,854	579,089	2,200,353
Realized gain (losses) and other settlements on insured derivatives	21,152	31,571	31,218	32,255	116,196
Unrealized gains (losses) on insured derivatives	(1,792)	(14,274)	(341,706)	(3,369,010)	(3,726,782)

Net change in fair value of insured derivatives	19,360	17,297	(310,488)	(3,336,755)	(3,610,586)
Net realized gains (losses)	13,902	15,597	339	24,271	54,109
Net gain (losses) on financial instruments at fair value and foreign exchange	(23,917)	3,739	(14,659)	336,037	301,200
Net gains on extinguishment of debt	—	—	—	—	—
Total revenues	729,942	774,938	431,220	(2,219,961)	(283,862)
Losses and LAE incurred	20,484	20,968	22,203	836,690	900,345
Interest expense	355,077	382,426	418,528	419,710	1,575,740
Total expenses	452,901	481,921	514,043	1,332,966	2,781,830
Income (loss) before income taxes	277,041	293,017	(82,823)	(3,552,927)	(3,065,692)
Net income (loss)	$198,611	$211,831	$(36,640)	$(2,295,750)	$(1,921,948)
Net income (loss) per common share:
Basic	$1.50	$1.66	$(.30)	$(18.55)	$(15.17)
Diluted	$1.46	$1.61	$(.30)	$(18.55)	$(15.17)

(1)	May not cross-foot due to rounding

Note 28: Subsequent Events

Business Reorganization Initiative

On February 18, 2009, the Company announced that it had restructured MBIA Insurance Corporation and established a separate U.S. public finance financial guarantee insurance company using MBIA Illinois, an existing public finance financial guarantee insurance company wholly owned by MBIA Insurance Corporation. As part of the restructuring, the stock of MBIA Illinois was transferred to a newly established intermediate holding company, which is wholly owned by MBIA Inc. Additionally, MBIA Illinois was further capitalized with approximately $2.1 billion from funds distributed by MBIA Insurance Corporation to MBIA Inc. as a dividend and return of capital, which MBIA Inc. contributed to MBIA Illinois through the intermediate holding company. Management believes that the new operating structure will facilitate both transparency of business lines and future capital raising efforts. The restructuring had no impact on the Company’s consolidated financial statements.

As part of the restructuring, MBIA Insurance Corporation entered into a quota share reinsurance agreement effective January 1, 2009 pursuant to which MBIA Insurance Corporation ceded all of its U.S. public finance exposure to MBIA Illinois, including assigning its rights and obligations with respect to the U.S. public finance business that MBIA Insurance Corporation assumed from FGIC. The exposure transferred to MBIA Illinois under the reinsurance and assignment agreements totaled $554 billion of net par outstanding. The reinsurance and assignment enables covered policyholders and certain ceding reinsurers to make claims for payment directly against MBIA Illinois in accordance with the terms of these agreements.

In connection with the reinsurance and assignment agreements, MBIA Insurance Corporation paid to MBIA Illinois approximately $2.9 billion, which is equal to the statutory net unearned premium, net of a ceding commission, and loss and loss adjustment expense reserves, as premium to reinsure the policies covered by these agreements. The ceding commission paid to MBIA Insurance Corporation equaled 22% of the net unearned premium reserve ceded.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 28: Subsequent Events (continued)

To provide additional protection to its policyholders, MBIA Illinois has also issued second-to-pay policies for the benefit of the policyholders covered by the above reinsurance and assignment agreements. These second-to-pay policies, which are direct obligations of MBIA Illinois, are held by a trustee and provide that if MBIA Insurance Corporation or FGIC, as applicable, do not pay valid claims of their policyholders, the policyholders will then be able to make claims directly against MBIA Illinois.

MBIA Insurance Corporation will retain its structured finance and international insured exposure, as well as its guarantee of investment agreement contracts and medium-term notes issued by the Company’s investment management services operations, and plans to resume business in these markets when its credit ratings and market conditions permit.

MBIA Insurance Corporation had, on a statutory basis, total policyholders’ surplus of approximately $3.5 billion as of December 31, 2008. Had the restructuring of MBIA Insurance Corporation occurred on December 31, 2008, total policyholders’ surplus of MBIA Insurance Corporation and MBIA Illinois would have been approximately $3.1 billion and $0.4 billion, respectively.

Under New York State insurance law, without prior approval of the Superintendent of the NYSID, financial guarantee insurance companies can pay dividends from earned surplus subject to retaining a minimum capital requirement. The payment of regular dividends in any 12-month period is limited to the lesser of (i) 10% of policyholders’ surplus as reported on the insurer’s latest filed statutory financial statements and (ii) 100% of adjusted net investment income. On February 17, 2009, MBIA Corp. declared and paid a dividend of $1.1 billion to MBIA Inc. related to the aforementioned restructuring after receiving prior approval from the Superintendent of the NYSID. As a result, MBIA Corp. will not be able to pay dividends without prior approval from the Superintendent of the NYSID until February 10, 2010. The $1.1 billion dividend together with a $938 million return of capital represent the aforementioned $2.1 billion distributed to MBIA Inc.

Under Illinois State Insurance Law, the maximum dividend that may be paid by MBIA Illinois without prior approval of the Illinois Director of Insurance in any 12-month period is the greater of (i) 10% of surplus as regards policyholders at the end of the preceding year, or (ii) the net income for the preceding calendar year. As of the date of the restructuring, MBIA Illinois cannot pay dividends without prior approval of the Illinois Director of Insurance.

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

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2008.

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

As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 was effective.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors will be set forth under “Election of Directors” and “The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed on or before March 31, 2009, which is incorporated by reference.

Information regarding executive officers is set forth under Part I, Item 1, “Business—Executive Officers,” included in this annual report.

Information regarding Section 16(a) beneficial ownership reporting compliance will be set forth in the section “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed on or before March 31, 2009, which is incorporated by reference.

Information regarding the Company’s Audit Committee will be set forth under “The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed on or before March 31, 2009, which is incorporated by reference.

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

Item 11. Executive Compensation

Information regarding compensation of the Company’s executive officers will be set forth in the “Board of Directors and its Committees,” the “Report of the Compensation and Organization Committee on Executive Compensation,” the “Compensation Discussion and Analysis” and the five compensation tables in the Company’s Proxy Statement to be filed on or before March 31, 2009, which is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” and “Outstanding Equity Awards” in the Company’s Proxy Statement to be filed on or before March 31, 2009, which is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be set forth under the sections “Certain Relationships and Related Transactions” and “The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed on or before March 31, 2009, which is incorporated by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be set forth under “Report of the Audit Committee—Principal Accounting Fees and Services” in the Company’s Proxy Statement to be filed on or before March 31, 2009, which is incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules and Exhibits.

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2008 and 2007

Consolidated statements of operations for the years ended December 31, 2008; 2007; and 2006.

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2008; 2007; and 2006.

Consolidated statements of cash flows for the years ended December 31, 2008; 2007; and 2006.

Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this report.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2008.
II.	Condensed financial information of Registrant for December 31, 2008; 2007; and 2006.
IV.	Reinsurance for the years ended December 31, 2008; 2007; and 2006.

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

3.2. By-Laws as Amended as of January 30, 2008, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 31, 2008.

4. Instruments Defining the Rights of Security Holders, including Indentures.

4.1. Indenture, dated as of August 1, 1990, between MBIA Inc. and The First National Bank of Chicago, Trustee, incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Comm. File No. 1-9583) (the “1992 10-K”).

4.2. Bond Purchase and Paying Agent Agreement between MBIA Inc. and various banks, entered into as of December 12, 2000 in connection with CHF 175,000,000 4.5% Bonds, due June 15, 2010, incorporated by reference to Exhibit 4.2 to the to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Comm. File No. 1-9583) (the “2000 10-K”).

Item 15. Exhibits, Financial Statement Schedules (Continued)

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

4.5. Fiscal Agency Agreement, dated as of January 16, 2008, between MBIA Insurance Corporation and The Bank of New York, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on January 17, 2008.

4.6. Form of MBIA Corp. 14% Fixed-to-Floating Rate Global Note due January 15, 2033, incorporated by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K filed on January 17, 2008.

4.7. Warrant Agreement, dated as of January 30, 2008, between the Company and Warburg Pincus Private Equity X, LP., incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Comm. File No. 1-9583) (the “2007 10-K”).

4.8. B Warrant Agreement, dated as of January 30, 2008, between the Company and Warburg Pincus Private Equity X, LP., incorporated by reference to Exhibit 4.8 to the 2007 10-K.

4.9. B2 Warrant Agreement, dated as of January 30, 2008, between the Company and Warburg Pincus Private Equity X, LP, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 7, 2008.

4.10. B2 Warrant Agreement, dated as of January 30, 2008, between the Company and Warburg Pincus X Partners, L.P. incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 7, 2008.

10. Material Contracts

10.01. Trust Agreement, dated as of December 31, 1991, between MBIA Corp. and Fidelity Management Trust Company, incorporated by reference to Exhibit 10.64 to the 1992 10-K, as amended by the Amendment to Trust Agreement, dated as of April 1, 1993, incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Comm. File No. 1-9583) (the “1993 10-K”), as amended by First Amendment to Trust Agreement, dated as of January 21, 1992, as further amended by Second Amendment to Trust Agreement, dated as of March 5, 1992, as further amended by Third Amendment to Trust Agreement, dated as of April 1, 1993, as further amended by the Fourth Amendment to Trust Agreement, dated as of July 1, 1995, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Comm. File No. 1-9583) (the “1995 10-K”), as amended by Fifth Amendment to Trust Agreement, dated as of November 1, 1995, as further amended by Sixth Amendment to Trust Agreement, dated as of January 1, 1996, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Comm. File No. 1-9583) (the “1996 10-K”), further amended by Seventh Amendment to Trust Agreement, dated as of October 15, 1997, incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Comm. File No. 1-9583) (the “1997 10-K”) as further amended by the Eighth Amendment to Trust Agreement, dated as of January 1, 1998 and by the Ninth Amendment to Trust Agreement, dated as of March 1, 1999, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Comm. File No. 1-9583) (the “1998 10-K”).

10.02. Second Special Per Occurrence Excess Of Loss Reinsurance Agreement, between MBIA Insurance Corporation and/or MBIA Assurance S.A. and/or any other insurance or reinsurance company subsidiaries of MBIA Inc. listed in Exhibit No. 1 and AXA Re Finance S.A., effective September 1, 1998, incorporated by reference to Exhibit 10.50 to the 1998 10-K.

Item 15. Exhibits, Financial Statement Schedules (Continued)

10.03. ISDA Master Agreement, dated May 2, 2000, between Deutsche Bank AG and MBIA Inc., as supplemented by the Schedule to the ISDA Master Agreement and the Credit Support Annex, incorporated by reference to Exhibit 10.19 to the 2000 10-K.

10.04. Offer of Settlement of MBIA Inc., dated December 15, 2006, incorporated by reference to Exhibit 10.82 to the Company’s Current Report on Form 8-K filed on January 25, 2007.

10.05. Consent of Defendant MBIA Inc. to Final Judgment, filed with the United States District Court for the Southern District of New York on January 29, 2007, incorporated by reference to Exhibit 10.83 to the Company’s Current Report on Form 8-K filed on January 25, 2007.

10.06. Assurance of Discontinuance in the matter of the People of the State of New York by the Attorney General of the State of New York against MBIA Inc. and MBIA Insurance Corporation, dated January 25, 2007, incorporated by reference to Exhibit 10.84 to the Company’s Current Report on Form 8-K filed on January 25, 2007.

10.07. Stipulation of the State of New York Insurance Department dated January 25, 2007, incorporated by reference to Exhibit 10.85 to the Company’s Current Report on Form 8-K filed on January 25, 2007.

10.08. Amended and Restated Investment Agreement, dated February 6, 2008, between MBIA Inc. and Warburg Pincus Private Equity X, L.P., incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2008.

10.09. Reinsurance Agreement, dated as of September 30, 2008, between Financial Guaranty Insurance Company and MBIA Insurance Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.

Executive Compensation Plans and Arrangements

The following Exhibits identify all existing executive compensation plans and arrangements:

10.10 MBIA Inc. 2000 Stock Option Plan, effective May 11, 2000, incorporated by reference to Exhibit 10.20 to the 2000 10-K.

10.11. MBIA Inc. Employees Pension Plan, amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 1 to the 1987 S-1, as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Comm. File No. 1-9583) (the “1991 10-K”), as further amended and restated effective January 1, 1994, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1994 (Comm. File No. 1-9583) (the “1994 10-K”)), as further amended by Amendment as of January 1, 2002, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Comm. File No. 1-9583) (the “2002 10-K”).

10.12. MBIA Inc. Employees Profit Sharing Plan, as amended and restated effective January 1, 1987, incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the 1987 S-1, as further amended by Amendment dated December 8, 1988, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Comm. File No. 1-9583) (the “1989 10-K”), as further amended and restated as of December 12, 1991, incorporated by reference to Exhibit 10.19 to the 1991 10-K, as further amended and restated as of May 7, 1992, incorporated by reference to Exhibit 10.17 to the 1992 10K, as further amended and restated effective January 1, 1994, incorporated by reference to Exhibit 10.17 to the 1994 10-K, as further amended by Amendment as of January 1, 2002, incorporated by reference to Exhibit 10.23 to the 2002 10-K.

10.13. Deferred Compensation and Restricted Stock Agreement, dated as of December 7, 1995, between Ram D. Wertheim and CapMAC, incorporated by reference to Exhibit 10.35 of the CapMAC 1995 10-K.

10.14. Amended and Restated Deferred Compensation and Stock Ownership Plan for Non-Employee Directors, effective as of March 21, 2002, incorporated by reference to the MBIA Inc. Form S-8 filed on March 14, 2002 (Reg. No. 333-84300).

Item 15. Exhibits, Financial Statement Schedules (Continued)

10.15. Form of Restricted Stock Agreement for Chief Executive Officer, incorporated by reference to Exhibit 10.61 to the 2003 10-K.

10.16. Form of Restricted Stock Agreement for Directors, incorporated by reference to Exhibit 10.62 to the 2003 10-K.

10.17. Form of Restricted Stock Agreement for Executive Officers, incorporated by reference to Exhibit 10.63 to the 2003 10-K.

10.18. Form of Stock Option Agreement for Chief Executive Officer and President, incorporated by reference to Exhibit 10.64 to the 2003 10-K.

10.19 Form of Stock Option Agreement for Executive Officers, incorporated by reference to Exhibit 10.65 to the 2003 10-K.

10.20 Restricted Stock Agreement dated as of May 6, 2004 by and between MBIA Inc. and Joseph W. Brown, incorporated by reference to Exhibit 10.68 to the Company’s Current Report on Form 8-K filed on May 7, 2004.

10.21. MBIA Inc. Annual Incentive Plan, effective January 1, 2006, incorporated by reference to Appendix C to the Company’s Proxy Statement filed on March 30, 2005.

10.22. MBIA Inc. 2005 Omnibus Incentive Plan, effective May 5, 2005, incorporated by reference to Appendix D to the Company’s Proxy Statement filed on March 30, 2005, as amended by Amendment No. 1, effective as of November 8, 2006, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

10.23. Letter Agreement by and between C. Edward Chaplin and MBIA Inc., dated May 19, 2006, incorporated by reference to Exhibit 10.0 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006.

10.24. Key Employee Employment Protection Plan, amended as of February 27, 2007, incorporated by reference to Exhibit 10.80 to o the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Comm. File No. 1-9583) (the “2007 10-K”).

10.25. Form of Key Employee Employment Protection Agreement, amended as of February 27, 2007, incorporated by reference to Exhibit 10.81 to the 2007 10-K.

10.26. Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.86 to the 2007 10-K.

10.27. Stock Purchase Agreement, dated January 30, 2008, between John Rolls and the Company, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2008.

10.28. MBIA Inc. 2005 Non-Employee Director Deferred Compensation Plan, effective as of November 8, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on August 8, 2008 (Reg. No. 333-152894).

10.29. Restricted Stock Award Agreement dated as of February 18, 2008 by and between MBIA Inc. and Joseph W. Brown, incorporated by reference to Appendix E to the Company’s Proxy Statement filed on March 28, 2008.

+10.30. Form of MBIA Inc. 2005 Omnibus Incentive Plan Nonqualified Stock Option Agreement, effective as of May 5, 2005.

+10.31. Amended and Restated MBIA Inc. Deferred Compensation and Excess Benefit Plan, effective as of September 9, 2008.

+21. List of Subsidiaries.

+23. Consent of PricewaterhouseCoopers LLP.

+31.1. Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 302.

Item 15. Exhibits, Financial Statement Schedules (Continued)

+31.2. Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 302.

*32.1. Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 906.

*32.2. Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 906.

99.1. Report of the Independent Consultant to MBIA Inc. dated July 24, 2007, incorporated by reference to the Company’s Current Report on Form 8-K filed on July 24, 2007.

99.2. Quota Share Reinsurance Agreement between MBIA Insurance Corporation and MBIA Insurance Corp. of Illinois dated February 17, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 20, 2009.

+99.3. Additional Exhibits—MBIA Corp. GAAP Financial Statements.

+	Filed Herewith
*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBIA Inc. (Registrant)

Dated: March 2, 2009	By	/s/ Joseph W. Brown
	Name:	Joseph W. Brown
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Brown Joseph W. Brown	Director, Chairman and Chief Executive Officer	March 2, 2009

/s/ C. Edward Chaplin C. Edward Chaplin	President, Chief Financial Officer and Chief Administrative Officer	March 2, 2009

/s/ Douglas C. Hamilton Douglas C. Hamilton	Assistant Vice President and Controller (chief accounting officer)	March 2, 2009

/s/ David A. Coulter David A. Coulter	Director	March 2, 2009

/s/ Claire L. Gaudiani Claire L. Gaudiani	Director	March 2, 2009

/s/ Daniel P. Kearney Daniel P. Kearney	Director	March 2, 2009

/s/ Kewsong Lee Kewsong Lee	Director	March 2, 2009

/s/ Laurence H. Meyer Laurence H. Meyer	Director	March 2, 2009

/s/ Charles R. Rinehart Charles R. Rinehart	Director	March 2, 2009

/s/ John A. Rolls John A. Rolls	Director	March 2, 2009

/s/ Richard C. Vaughan Richard C. Vaughan	Director	March 2, 2009

SCHEDULE I

MBIA INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2008

(In thousands)

Column A	Column B	Column C	Column D
Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet
Fixed-maturity:

Available-for-sale

United States Treasury and Government agency obligations	618,307	680,540	680,540
Foreign governments	561,945	592,602	592,602
State and municipal obligations	3,231,937	3,012,891	3,012,891
Corporate and other obligations	4,772,982	4,040,478	4,040,478
Mortgage-backed	2,101,943	1,748,222	1,748,222
Asset-backed	3,060,389	1,994,870	1,994,870

Sub-total available-for-sale	14,347,503	12,069,603	12,069,603
Short term available-for-sale	4,727,910	4,693,283	4,693,283

Total available-for-sale	19,075,413	16,762,886	16,762,886

Held-to-maturity

Corporate and other obligations	1,364,585	1,364,585	1,364,585
Mortgage-backed	114,569	114,569	114,569
Asset-backed	1,677,815	1,630,094	1,677,815

Sub-total held-to-maturity	3,156,969	3,109,248	3,156,969
Short term held-to-maturity	498,865	485,857	498,865

Total held-to-maturity	3,655,834	3,595,105	3,655,834

Total fixed-maturity	22,731,247	20,357,991	20,418,720

Other investments	402,658	220,412	220,412

Total investments	23,133,905	20,578,403	20,639,132

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2008	December 31, 2007
ASSETS
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $5,656,969 and $19,775,108)	$3,864,862	$18,947,412
Investments pledged as collateral, at fair value (amortized cost $1,101,929 and $1,243,245)	845,887	1,227,153
Short-term investments held as available-for-sale, at fair value (amortized cost $3,084,987 and $3,718,893)	3,058,012	3,718,893
Other investments	174,177	700,065

Total investments	7,942,938	24,593,523
Cash and cash equivalents	1,122,884	78,742
Investment in wholly-owned subsidiaries	3,444,159	4,759,623
Intercompany loan receivable	399,877	1,449,396
Deferred income taxes, net	1,000,237	284,657
Accrued investment income	119,370	391,282
Receivable for investments sold	66,421	111,483
Derivative assets	667,787	854,005
Other assets	786,191	30,362

Total assets	$15,549,864	$32,553,073

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Investment agreements	$4,659,688	$15,813,458
Securities sold under agreements to repurchase	2,813,442	1,168,276
Long-term debt	1,097,981	1,225,280
Intercompany loan payable	4,036,952	9,426,174
Current income tax	141,937	—
Payable for investments purchased	202	5,589
Dividends payable	—	42,640
Derivative liabilities	801,641	481,844
Other liabilities	1,003,601	734,007

Total liabilities	14,555,444	28,897,268

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding shares—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—273,199,801 and 160,244,614	273,200	160,245
Additional paid-in capital	3,050,506	1,649,511
Retained earnings	1,629,187	4,301,880
Accumulated other comprehensive income (loss), net of deferred income tax of ($946,759) and ($275,291)	(1,775,954)	(490,829)
Treasury stock, at cost (shares—65,278,904 and 34,872,515)	(2,182,519)	(1,965,002)

Total shareholders’ equity	994,420	3,655,805

Total liabilities and shareholders’ equity	$15,549,864	$32,553,073

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31
	2008	2007	2006
Revenues:
Operating income	$340,792	$108,021	$99,454
Net investment income	28,411	16,962	25,117
Net realized gains (losses)	(1,704,745)	(21,969)	10,033
Net gains (losses) on financial instruments at fair value and foreign exchange	72,452	275,255	(335)
Net gains on extinguishment of debt	30,353	—	—
Insurance recoveries	—	6,400	—

Total revenues	(1,232,737)	384,669	134,269

Expenses:
Interest expense	78,560	82,494	82,160
Operating expenses	39,167	34,705	37,572

Total expenses	117,727	117,199	119,732

Gain (loss) before income taxes and equity in earnings of subsidiaries	(1,350,464)	267,470	14,537
Income tax provision (benefit)	(72,966)	90,922	4,436

Gain (loss) before equity in earnings of subsidiaries	(1,277,498)	176,548	10,101
Equity in net income (loss) of subsidiaries	(1,395,195)	(2,098,496)	809,187

Net income (loss)	$(2,672,693)	$(1,921,948)	$819,288

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,672,693)	$(1,921,948)	$819,288
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of subsidiaries	1,395,195	2,098,496	(809,187)
Dividends from subsidiaries	—	510,000	839,000
(Increase) decrease in intercompany accounts receivable	(48,367)	157,212	38,796
Amortization of bond discount (premium), net	(29,087)	(8,545)	1,803
Decrease (increase) in accrued investment income	268,767	(61,425)	(116,116)
(Decrease) increase in accrued interest payable	(250,086)	68,245	79,903
Decrease in penalties and disgorgement accrual	—	(75,000)	—
Net realized (gains) losses on sale of investments	791,404	21,969	(10,033)
Realized losses on other than temporarily impaired investments	913,341	—	—
Net (gains) losses on financial instruments at fair value and foreign exchange	(72,452)	(275,255)	335
Gains on extinguishment of debt	(30,353)	—	—
Current income tax provision (benefit)	141,937	(7,431)	20,416
Deferred income tax provision (benefit)	(239,019)	97,050	(2,020)
Share-based compensation	(30,618)	14,947	20,379
Other, net	49,114	179,770	37,386

Total adjustments to net income (loss)	2,859,776	2,720,033	100,662

Net cash provided by operating activities	187,083	798,085	919,950

Cash flows from investing activities:
Purchase of fixed-maturity securities	(9,002,363)	(26,935,272)	(17,352,845)
Sale and redemption of fixed-maturity securities	21,842,053	22,783,219	13,500,103
Sale (purchase) of short-term investments, net	623,853	(1,493,795)	(759,496)
Sale (purchase) of other investments, net	211,747	(25)	(57,163)
(Increase) decrease in receivable for investments sold	45,869	(45,893)	4,447
(Decrease) increase in payable for investments purchased	(5,246)	(47,985)	32,566
Contributions to subsidiaries	(487,697)	(36,344)	(256,751)
Advances to subsidiaries, net	—	(39,841)	(55,555)
Other, investing	—	2,367	2,311

Net cash provided (used) by investing activities	13,228,216	(5,813,569)	(4,942,383)

Cash flows from financing activities:
Proceeds from issuance of investment agreements and medium-term notes	1,802,617	4,931,605	5,749,040
Payments for withdrawals of investment agreements and medium-term notes	(13,030,408)	(1,488,479)	(4,204,713)
Securities sold under agreements to repurchase, net	1,645,166	995,152	(476,592)
Dividends paid	(42,640)	(172,753)	(162,851)
Gross proceeds from issuance of common stock	1,628,405	—	—
Capital issuance costs	(82,236)	(6,874)	(2,209)
Net retirement of long-term debt	(96,931)	—	—
(Payments) proceeds from affiliate loan	(4,190,002)	1,391,065	3,143,811
Proceeds (payments) for derivative settlements	447,908	(9,313)	(26,415)
Purchase of treasury stock	(220,784)	(738,805)	(61,353)
Exercise of stock options	—	38,897	44,221
Restricted stock awards settlements	2,634	—	—
Excess tax (provision) benefit on share-based payment	(2,679)	7,260	3,762
Collateral posted under repurchase agreements	(30,502)	—	—
Collateral (to) from swap counterparty	(201,705)	110,586	—

Net cash (used) provided by financing activities	(12,371,157)	5,058,341	4,006,701

Net increase (decrease) in cash and cash equivalents	1,044,142	42,857	(15,732)
Cash and cash equivalents—beginning of year	78,742	35,885	51,617

Cash and cash equivalents—end of year	$1,122,884	$78,742	$35,885

Supplemental cash flow disclosures:
Income taxes paid (refunded), net	$22,702	$3,284	$(12,603)
Interest paid:
Long-term debt	$75,985	$78,224	$78,304
Other borrowings	$1,045	$1,695	$1,561

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

3. Dividends from Subsidiaries

During 2008 there were no dividends declared or paid to MBIA Inc. from its subsidiaries. In 2007, MBIA Insurance Corporation declared and paid dividends of $500.0 million to MBIA Inc. and MBIA Asset Management, LLC declared and paid dividends of $10.0 million to MBIA Inc.

4. Obligations under Investment Agreement, Commercial Paper and Medium-Term Notes

The investment agreement business, as described in footnotes 2 and 11 to the consolidated financial statements of MBIA Inc. and subsidiaries is conducted by both the Registrant and its wholly owned subsidiary, MBIA Investment Management Corp.

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

Column A Insurance Premiums Written	Column B Direct Amount	Column C Ceded to Other Value	Column D Assumed from Other Companies	Column E Net Amount	Column F Percentage of Amount Assumed to Net
2008	$411,349	$21,570	$925,823	$1,315,602	70.4%

2007	$809,178	$75,012	$10,029	$744,195	1.3%

2006	$784,861	$82,591	$11,062	$713,332	1.6%

Securities and Exchange Commission

Washington, D.C. 20549

Exhibits

to

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

Commission File No. 1-9583

MBIA Inc.

Exhibit Index

10.30	Form of MBIA Inc. 2005 Omnibus Incentive Plan Nonqualified Stock Option Agreement.

10.31	Amended and Restated MBIA Inc. Deferred Compensation and Excess Benefit Plan.

21.	List of Subsidiaries.

23.	Consent of PricewaterhouseCoopers LLP.

31.1	Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 302.

31.2	Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 302.

*32.1	Chief Executive Officer—Sarbanes-Oxley Act of 2002 Section 906.

*32.2	Chief Financial Officer—Sarbanes-Oxley Act of 2002 Section 906.

99.3	Additional Exhibits—MBIA Insurance Corporation GAAP Financial Statements.

*	Furnished Herewith