Form 10-Q
period 2009-03-31
MBIA INC
filed 2009-05-11
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 5, 2009, 207,839,551 shares of Common Stock, par value $1 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except per share amounts)

	March 31, 2009	December 31, 2008
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $12,266,864 and $13,245,574) (includes hybrid financial instruments at fair value $27,398 and $25,498)	$10,065,149	$11,223,716
Investments held-to-maturity, at amortized cost (fair value $2,863,958 and $3,109,248)	2,904,380	3,156,969
Investments pledged as collateral, at fair value (amortized cost $966,914 and $1,101,929)	738,000	845,887
Short-term investments held as available-for-sale, at fair value (amortized cost $3,970,732 and $4,728,090)	3,940,048	4,693,283
Short-term investments held-to-maturity, at amortized cost (fair value $362,832 and $485,857)	375,640	498,865
Other investments	234,383	220,412

Total investments	18,257,600	20,639,132

Cash and cash equivalents	1,077,567	2,279,783
Accrued investment income	208,642	253,589
Premiums receivable	2,191,803	7,744
Deferred acquisition costs	548,302	560,632
Prepaid reinsurance premiums	494,595	216,609
Reinsurance recoverable on paid and unpaid losses	146,724	173,548
Goodwill	76,938	76,938
Property and equipment, at cost (less accumulated depreciation of $143,616 and $141,295)	104,609	105,364
Receivable for investments sold	17,780	77,464
Derivative assets	1,125,486	1,419,707
Current income taxes	132,413	240,871
Deferred income taxes, net	2,063,474	2,374,164
Other assets	1,461,338	1,231,529

Total assets	$27,907,271	$29,657,074

Liabilities and Equity
Liabilities:
Unearned premium revenue	$5,485,989	$3,424,402
Loss and loss adjustment expense reserves	1,626,101	1,557,884
Reinsurance premiums payable	327,948	8,672
Investment agreements	3,506,271	4,666,944
Medium-term notes (includes financial instruments carried at fair value $106,346 and $176,261)	4,837,879	6,339,527
Variable interest entity notes	1,697,945	1,791,597
Securities sold under agreements to repurchase	651,134	802,938
Long-term debt	2,389,587	2,396,059
Deferred fee revenue	42,800	44,989
Payable for investments purchased	3,717	239
Derivative liabilities	5,331,872	7,045,598
Other liabilities	366,483	556,207

Total liabilities	26,267,726	28,635,056

Commitments and contingencies (See Note 14)

Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—274,792,126 and 273,199,801	274,792	273,200
Additional paid-in capital	3,051,743	3,050,506
Retained earnings	2,381,239	1,629,187
Accumulated other comprehensive loss, net of deferred income tax of $996,344 and $946,759	(1,909,558)	(1,775,954)
Treasury stock, at cost—66,965,891 and 65,278,904 shares	(2,186,269)	(2,182,519)

Total shareholders’ equity of MBIA Inc.	1,611,947	994,420
Preferred stock of subsidiary	27,598	27,598

Total equity	1,639,545	1,022,018

Total liabilities and equity	$27,907,271	$29,657,074

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except per share amounts)

	Three months ended March 31
	2009	2008
Revenues:
Scheduled premiums earned	$194,975	$147,520
Refunding premiums earned	33,694	7,795

Premiums earned (net of ceded premiums of $35,901 and $25,421)	228,669	155,315
Net investment income	188,902	515,064
Fees and reimbursements	19,220	7,292
Realized gains and other settlements on insured derivatives	31,782	33,758
Unrealized gains (losses) on insured derivatives	1,609,164	(3,577,103)

Net change in fair value of insured derivatives	1,640,946	(3,543,345)
Net gains (losses) on financial instruments at fair value and foreign exchange	37,379	76,562
Net realized gains (losses)	(195,800)	(167,009)
Net gains on extinguishment of debt	10,098	13,541

Total revenues	1,929,414	(2,942,580)

Expenses:
Losses and loss adjustment	693,725	287,608
Amortization of deferred acquisition costs	20,700	15,552
Operating	92,539	63,457
Interest	137,279	390,641

Total expenses	944,243	757,258

Income (loss) before income taxes	985,171	(3,699,838)
Provision (benefit) for income taxes	284,523	(1,293,105)

Net income (loss)	700,648	(2,406,733)
Preferred stock dividends of subsidiary	3,942	—

Net income (loss) available to common shareholders	$696,706	$(2,406,733)

Net income (loss) per common share:
Basic	$3.34	$(12.92)
Diluted	$3.34	$(12.92)

Weighted-average number of common shares outstanding:
Basic	208,504,957	186,319,894
Diluted	208,504,957	186,319,894

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended March 31, 2009

(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, January 1, 2009	273,200	$273,200	$3,050,506	$1,629,187	$(1,775,954)	(65,279)	$(2,182,519)	$994,420	2,759	$27,598
SFAS 163 transition adjustment net of deferred income taxes of $27,170	—	—	—	55,346	—	—	—	55,346	—	—
Comprehensive income:
Net income	—	—	—	700,648	—	—	—	700,648	—	—
Other comprehensive loss:
Change in unrealized depreciation of investments net of deferred income taxes of $67,974	—	—	—	—	(115,166)	—	—	(115,166)	—	—
Change in fair value of derivative instruments net of deferred income taxes of $15,431	—	—	—	—	28,657	—	—	28,657	—	—
Change in foreign currency translation net of deferred income taxes of $3,058	—	—	—	—	(47,095)	—	—	(47,095)	—	—

Other comprehensive loss								(133,604)

Total comprehensive income								567,044

Treasury shares acquired under share repurchase program	—	—	—	—	—	(1,690)	(4,196)	(4,196)	—	—
Share-based compensation net of deferred income taxes of $651	1,592	1,592	1,237	—	—	3	446	3,275	—	—
Preferred stock dividends of subsidiary	—	—	—	(3,942)	—	—	—	(3,942)	—	—

Balance, March 31, 2009	274,792	$274,792	$3,051,743	$2,381,239	$(1,909,558)	(66,966)	$(2,186,269)	$1,611,947	2,759	$27,598

					2009

Disclosure of reclassification amount:
Change in unrealized appreciation of investments arising during the period, net of taxes					$(318,889)
Reclassification adjustment, net of taxes					203,723

Change in net unrealized appreciation, net of taxes					$(115,166)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended March 31
	2009	2008
Cash flows from operating activities:
Net income (loss)	$700,648	$(2,406,733)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of bond discounts (premiums), net	(16,179)	(18,134)
Decrease in accrued investment income	43,487	13,853
Decrease (increase) in premiums receivable	106,768	(4,204)
Decrease in deferred acquisition costs	20,701	30,504
Decrease in unearned premium revenue	(312,927)	(61,930)
Decrease in prepaid reinsurance premiums	35,674	6,598
Decrease in reinsurance premiums payable	(4,986)	(4,254)
Increase in loss and loss adjustment expense reserves	242,437	195,955
Decrease (increase) in reinsurance recoverable on paid and unpaid losses	31,387	(25,742)
Decrease (increase) in salvage and subrogation	(160,974)	2,920
Decrease in payable to reinsurers on recoveries	(31,542)	(1,733)
Depreciation	2,365	2,545
(Decrease) increase in accrued interest payable	(19,959)	6,827
Decrease in accounts receivable	41,510	5,150
Decrease in accrued expenses	(139,678)	(18,523)
Amortization of medium-term notes and commercial paper (premiums) discounts, net	(2,224)	(12,518)
Net realized gains on sale of investments	(34,328)	(56,607)
Realized losses on other than temporarily impaired investments	230,128	223,616
Unrealized (gains) losses on insured derivatives	(1,609,164)	3,577,103
Net gains on financial instruments at fair value and foreign exchange	(37,379)	(76,562)
Current income tax provision	108,458	176,346
Deferred income tax provision (benefit)	325,075	(1,290,863)
Gains on extinguishment of debt	(10,098)	(13,541)
Share-based compensation	1,608	(1,205)
Other, operating	15,179	8,565

Total adjustments to net income (loss)	(1,174,661)	2,664,166

Net cash provided (used) by operating activities	(474,013)	257,433

Cash flows from investing activities:
Purchase of fixed-maturity securities	(7,557,389)	(5,447,192)
Increase in payable for investments purchased	3,992	463,557
Sale and redemption of fixed-maturity securities	8,415,009	5,890,391
Decrease (increase) in receivable for investments sold	59,475	(338,234)
Purchase of held-to-maturity investments	(64,028)	(760,844)
Redemptions of held-to-maturity investments	259,726	1,623,553
(Purchase) sale of short-term investments, net	859,089	(1,896,707)
(Purchase) sale of other investments, net	(19,105)	(552)
Capital expenditures	(1,601)	(1,510)

Net cash provided (used) by investing activities	1,955,168	(467,538)

Cash flows from financing activities:
Proceeds from issuance of investment agreements	23,708	851,884
Payments for drawdowns of investment agreements	(1,149,705)	(1,154,120)
Decrease in commercial paper	—	(496,643)
Issuance of medium-term notes	152,728	1,959,287
Principal paydown of medium-term notes	(1,391,726)	(3,614,118)
Principal paydown of variable interest entity notes	(87,162)	(3,321)
Securities sold under agreements to repurchase, net	(151,804)	(144,744)
Dividends paid	(3,942)	(42,640)
Gross proceeds from issuance of common stock	—	1,628,405
Capital issuance costs	—	(71,918)
Net proceeds from issuance of warrants	—	21,467
Net proceeds from issuance of long-term debt	5,892	982,263
Repayment for retirement of short-term debt	—	(6,225)
Proceeds from derivative settlements	72,856	—
Purchase of treasury stock	(4,196)	—
Exercise of stock options	—	3,043
Restricted stock awards settlements	28	—
Excess tax benefit on share-based payment	(651)	(2,499)
Collateral (to) from swap counterparty	(149,397)	326,890
Other, financing	—	(351)

Net cash provided (used) by financing activities	(2,683,371)	236,660

Net increase (decrease) in cash and cash equivalents	(1,202,216)	26,555
Cash and cash equivalents—beginning of period	2,279,783	263,732

Cash and cash equivalents—end of period	$1,077,567	$290,287

Supplemental cash flow disclosures:
Income taxes (refunded) paid	$(144,594)	$(172,414)
Interest paid:
Investment agreements	$46,260	$187,830
Commercial paper	—	11,211
Medium-term notes	45,813	146,276
Variable interest entity notes	10,337	16,934
Securities sold under agreements to repurchase	24,789	13,617
Liquidity loans	1,488	—
Other borrowings and deposits	—	896
Long-term debt	79,635	13,015
Non cash items:
Share-based compensation	$1,608	$(1,205)
Dividends declared but not paid	1,005	—

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business and Organization

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates the largest financial guarantee insurance business in the industry. MBIA also maintains an asset/liability management program and provides asset management and other specialized financial services.

MBIA’s financial guarantee business is operated through two subsidiaries, National Public Finance Guarantee Corporation (“National”) and MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). In February 2009, after receiving the required regulatory approvals, MBIA established and capitalized National as a U.S. public finance-only financial guarantor. In connection with this establishment, MBIA Insurance Corporation paid dividends and returned capital to MBIA Inc. and entered into a reinsurance agreement and an assignment agreement with National, the latter of which was with respect to financial guarantee insurance policies that had been reinsured from Financial Guaranty Insurance Company (“FGIC”). As a result, the Company established its U.S. public finance insurance business as a separate operating segment. Refer to MBIA Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for information about these changes to our business and legal entity structure. Consequently, since February 2009, the Company’s activities have been managed through three principal business operations: U.S. public finance insurance, structured finance and international insurance, and investment management services. Corporate operations include revenues and expenses that arise from general corporate activities.

MBIA’s insurance and certain investment management services programs have historically relied upon triple-A credit ratings. The loss of those ratings in the second quarter of 2008 resulted in a dramatic reduction in the Company’s business activities. As of March 31, 2009, National was rated AA- with credit watch developing by Standard & Poor’s Corporation (“S&P”) and Baa1 with review for upgrade by Moody’s Investors Service, Inc. (“Moody’s”). As of March 31, 2009, MBIA Insurance Corporation was rated BBB+ with a negative outlook by S&P and B3 with a developing outlook by Moody’s.

U.S. Public Finance Insurance Operations

MBIA’s U.S. public finance insurance operations are principally conducted through National. National issues financial guarantees for municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. National’s insurance portfolio principally comprises exposure assumed by National under the previously disclosed quota share reinsurance agreement it entered into with MBIA Insurance Corporation effective January 1, 2009 pursuant to which MBIA Insurance Corporation ceded all of its U.S. public finance exposure to National and under the assignment by MBIA Insurance Corporation of its rights and obligations with respect to the U.S. public finance business that MBIA Insurance Corporation assumed from FGIC.

The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due. The obligations are generally not subject to acceleration, except that National may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. Although the municipal bond market has seen a significant drop in the demand for bond insurance, the Company expects to compete for this business in the future.

Structured Finance and International Insurance Operations

MBIA’s structured finance and international insurance operations are principally conducted through MBIA Corp. MBIA Corp. insures structured finance and asset-backed obligations, privately issued bonds used for the financing of public purpose projects, which are primarily located outside of the U.S. and that include toll roads, bridges, airports, public transportation facilities and other types of infrastructure projects serving a substantial public purpose, and obligations of sovereign and sub-sovereign issuers. Structured finance and asset-backed securities (“ABSs”) typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real property, and infrastructure projects.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The financial guarantees issued by MBIA Corp. provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due. The obligations are generally not subject to acceleration, except that MBIA Corp. may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. Certain investment agreement contracts written by MBIA Inc. and insured by MBIA Corp. are terminable upon ratings downgrades, and if MBIA Inc. were to have insufficient assets to pay amounts due upon termination, MBIA Corp. would make such payments. Additionally, insurance policies include payments due under credit and other derivatives, including termination payments that may become due upon certain events including the insolvency or payment default of MBIA Corp.

The Company is no longer insuring new credit derivative contracts except in transactions related to the reduction of existing derivative exposure. Currently, the global structured finance market is generating very little new business, and it is uncertain how or when the Company may re-engage this market.

Investment Management Services Operations

MBIA’s investment management services operations include an asset/liability management business, in which it has issued debt and investment agreements, which are insured by MBIA Corp., to capital markets and municipal investors and then initially purchased assets that largely matched the duration of those liabilities. The ratings downgrades of MBIA Corp. have resulted in the termination and collateralization of certain investment agreements and, together with the cost and availability of funding, have significantly adversely affected this business. MBIA’s investment management services operations also provide cash management, discretionary asset management and structured products to the public, not-for-profit, corporate and financial sectors.

Liquidity

As a financial services company, MBIA is materially affected by conditions in global financial markets. Current conditions and events in these markets have created substantial liquidity risk for the Company.

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

As part of MBIA’s liquidity risk management framework, the Company also evaluates and manages liquidity on both a legal entity basis and a segment basis. Segment liquidity is an important consideration for the Company as it conducts the operations of its corporate segment and certain activities within the asset/liability products segment of the Company’s investment management services operations from MBIA Inc. Dislocation in the global financial markets, the overall economic downturn in the U.S., and the loss of MBIA Corp.’s triple-A insurance financial strength ratings in 2008 have significantly increased the liquidity needs and decreased the financial flexibility in the Company’s segments. However, MBIA continued to satisfy all of its payment obligations and the Company believes that it has adequate resources to meet its ongoing liquidity needs in both the short-term and the long-term. However, if the current market dislocation and economic conditions persist for an extended period of time or worsen, the Company’s liquidity resources will experience further stress.

U.S. Public Finance Insurance and Structured Finance and International Insurance Liquidity

Liquidity risk arises in the Company’s insurance segments when claims on insured exposures result in payment obligations, when operating cash inflows fall primarily due to depressed writings of new insurance or lower investment income, or when assets experience credit defaults or significant declines in fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In the first quarter of 2009, MBIA continued to make a significant amount of payments associated with insured second-lien residential mortgage-backed securities (“RMBS”) securitizations. In order to monitor liquidity risk and maintain appropriate liquidity resources for payments associated with its residential mortgage related exposures, MBIA employs a stress scenario-based liquidity model using the same “Roll Rate Default Methodology” as it uses in its loss reserving. Using this methodology, the Company estimates the level of payments that would be required to be made under low probability stress-level default assumptions of the underlying collateral taking into account MBIA’s obligation to cover such defaults under its insurance policies. These estimated payments, together with all other significant operating, financing and investing cash flows are forecasted over the next 24-month period on a monthly basis and then annually thereafter to the final maturity of the longest dated outstanding insured obligation. The stress-loss scenarios and cash flow forecasts are frequently updated to account for changes in risk factors and to reconcile differences between forecasted and actual payments.

In addition to its residential mortgage stress scenario, the Company also monitors liquidity risk using a Monte Carlo estimation of potential stress-level claims for all insured principal and interest payments due in the next 12-month period. These probabilistically determined payments are then compared to the Company’s invested assets to ensure adequate coverage of worst-case loss scenario measurements. This theoretic liquidity model supplements the scenario-based liquidity model described above providing the Company with a robust set of liquidity metrics with which to monitor its risk position.

The Company manages the investment portfolios of its insurance segments in a conservative manner to maintain cash and liquid securities in an amount in excess of all stress scenario payment requirements. To the extent the Company’s liquidity resources fall short of its target liquidity cushions under the stress-loss scenario testing, the Company will seek to increase its cash holdings position, primarily through the sale of high-quality bonds held in its investment portfolio.

Investment Management Services Liquidity

Within MBIA’s investment management services operations, the asset/liability products segment has had material liquidity needs. In addition to the payment of operating expenses, cash needs in the asset/liability products segment are primarily for the payment of principal and interest on investment agreements and medium-term notes, and for posting collateral under repurchase agreements, derivatives and investment agreements. Additionally, in the first quarter of 2009, the asset/liability segment continued to repay terminated investment agreements and repurchase medium-term notes. The sources of cash within the asset/liability products segment used to meet its liquidity needs include scheduled maturities of high-quality assets, net investment income and dedicated capital held within the investment management services operations. If needed, assets held within the segment can be sold or used in secured repurchase agreement borrowings to raise cash. However, the Company’s ability to sell assets or borrow against non-U.S. government securities in the fixed-income markets decreased dramatically and the cost of such transactions increased dramatically over the last year due to the impact of the credit crisis on the willingness of investors to purchase or lend against even very high-quality assets. In addition, negative net interest spread between asset and liability positions resulted from the need to hold cash as collateral against terminable investment agreement contracts and reduced the cash flow historically provided by net investment income.

The asset/liability products segment, through MBIA Inc., maintained simultaneous repurchase and reverse repurchase agreements with National for the purpose of borrowing government securities to pledge under collateralized investment agreements and repurchase agreements. As a result of increased liquidity needs within the asset/liability products segment, the asset/liability products segment, through MBIA Inc., maintained a repurchase agreement with MBIA Insurance Corporation under which MBIA Inc. may transfer securities in its portfolio in exchange for up to $2 billion in cash. Additionally, $600 million was transferred to the asset/liability products segment from the Company’s corporate segment in the fourth quarter of 2008.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In order to monitor liquidity risk and maintain appropriate liquidity resources for near-term cash and collateral requirements within MBIA’s asset/liability products segment, the Company calculates monthly forecasts of asset and liability maturities, as well as collateral posting requirements. Cash availability at the low point of the Company’s 12-month forecasted cash flows is measured against one-week and one-year liquidity needs using stress-scenario testing of each of the potential liquidity needs described above. To the extent there is a shortfall in MBIA’s liquidity coverage, the Company proactively manages its cash position and liquidity resources to maintain an adequate cushion to the stress scenario. These resources include the sale of unpledged assets, the use of free cash at the holding company, and potentially increased borrowings from MBIA’s insurance segments and corporate segment.

Corporate Liquidity

Liquidity needs in MBIA’s corporate segment are highly predictable and comprise principal and interest payments on corporate debt, operating expenses and dividends to MBIA Inc. shareholders. Liquidity risk is associated primarily with the dividend capacity of National and MBIA Insurance Corporation, the distributable earnings of the investment management services operations conducted by MBIA Inc., dividends from asset management subsidiaries, investment income and the Company’s ability to issue equity and debt. Additionally, the corporate segment maintains excess cash and investments to ensure it is able to meet its ongoing short-term and long-term cash requirements in the event that cash becomes unavailable from one or more sources.

In addition to MBIA Inc.’s corporate liquidity needs described above, it issued investment agreements reported within the Company’s asset/liability products segment, all of which are currently collateralized by high-quality liquid investments. The Company’s corporate debt and investment agreements can be accelerated by the holders of such instruments upon the occurrence of certain events, including a breach of covenant or representation, a bankruptcy of MBIA Inc. and the filing of an insolvency proceeding in respect of MBIA Corp. In the event of any such acceleration, the Company may not have sufficient liquid resources to pay amounts due with respect to its corporate debt obligations.

Note 2: Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The following significant accounting policies provide an update to those included under the same captions in the Company’s Annual Report on Form 10-K.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position and results of operations.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates are revised and reflected in operating results. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009. The December 31, 2008 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. The consolidated financial statements include the accounts of MBIA Inc., its wholly owned subsidiaries and all other entities in which the Company has a controlling financial interest. All material intercompany revenues and expenses have been eliminated. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Financial Guarantee Insurance Premiums

Unearned Premium Revenue and Receivable for Future Premiums

The Company records financial guarantee insurance premiums in accordance with the guidance provided in Statement of Financial Accounting Standards No. (“SFAS”) 163, “Accounting for Financial Guarantee Insurance Contracts.” SFAS 163 requires the Company to recognize a liability for unearned premium revenue at the inception of financial guarantee insurance and reinsurance contracts on a contract-by-contract basis. Unearned premium revenue recognized at inception of a contract is measured at the present value of the premium due. For most financial guarantee insurance contracts, the Company receives the entire premium due at the inception of the contract, and recognizes unearned premium revenue liability at that time. For certain other financial guarantee contracts, the Company receives premiums in installments over the term of the contract. Unearned premium revenue and a receivable for future premiums is recognized at the inception of an installment contract, and measured at the present value of premiums expected to be collected over the contract period or expected period using a risk-free discount rate as required by SFAS 163. SFAS 163 only allows the expected period to be used in the present value determination of unearned premium revenue and receivable for future premiums for contracts where (a) the insured obligation is contractually prepayable, (b) prepayments are probable, (c) the amount and timing of prepayments are reasonably estimable, and (d) a homogenous pool of assets is the underlying collateral for the insured obligation. The Company has determined that substantially all of its installment contracts meet the conditions required by SFAS 163 to be treated as expected period contracts. The receivable for future premiums is reduced as installment premiums are collected. The Company reports the accretion of the discount on installment premiums receivable as premium revenue and discloses the amount recognized in “Note 4: Insurance Premiums.” The Company assesses the receivable for future premiums for collectability each reporting period, adjusts the receivable for uncollectible amounts and recognizes any write-off as operating expense and discloses the amount recognized in “Note 4: Insurance Premiums.” As premium revenue is recognized, the unearned premium revenue liability is reduced.

Premium Revenue Recognition

SFAS 163 requires financial guarantee insurance and reinsurance contracts issued by insurance enterprises to recognize and measure premium revenue based on the amount of insurance protection provided to the period in which the insurance protection is provided. Premium revenue is measured by applying a constant rate to the insured principal amount outstanding in a given period to recognize a proportionate share of the premium received or expected to be received on a financial guarantee insurance contract. A constant rate for each respective financial guarantee insurance contract is determined as the ratio of (a) the present value of premium received or expected to be received over the period of the contract to (b) the sum of all insured principal amounts outstanding during each period over the term of the contract. As premium revenue is recognized, unearned premium revenue liability is reduced.

An issuer of an insured financial obligation may retire the obligation prior to its scheduled maturity through legal defeasance in satisfaction of the obligation according to its indenture, which results in the Company’s obligation being extinguished under the financial guarantee contract. The Company recognizes any remaining unearned premium revenue on the insured obligation as premium revenue in the period the contract is extinguished to the extent the unearned premium revenue has been collected.

Non-refundable commitment fees are considered insurance premiums and are initially recorded under unearned premium revenue in the consolidated balance sheets when received. Once the related financial guarantee insurance policy is issued, the commitment fees are recognized as premium written and earned using the constant rate method. If the commitment agreement expires before the related financial guarantee is issued, the non-refundable commitment fee is immediately recognized as premium written and earned at that time.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Loss and Loss Adjustment Expenses

SFAS 163 requires a claim liability (loss reserve) to be recognized on a contract-by-contract basis when the present value of expected net cash outflows to be paid under the contract using a risk-free rate as of the measurement date exceeds the unearned premium revenue. A claim liability is subsequently remeasured each reporting period for expected increases or decreases due to changes in the likelihood of default and potential recoveries. Subsequent changes to the measurement of claim liability are recognized as claim expense in the period of change. Measurement and recognition of claim liability is reported gross of any reinsurance. The Company estimates the likelihood of possible claims payments and possible recoveries using probability-weighted expected cash flows based on information available as of the measurement date, including market information. Accretion of the discount on a claim liability is included in claim expense. The Company’s claim liability and accruals for loss adjustment expenses incurred are disclosed in “Note 8: Loss and Loss Adjustment Expense Reserves.”

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

Cash and Other Collateral

Under certain non-insurance derivative contracts entered into by the Company, collateral postings are required by either MBIA or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. Cash or securities may be posted as collateral at the option of the party posting the collateral. Refer to “Note 6: Derivative Instruments” for further information on these collateral arrangements.

The Company has entered into reverse repurchase agreements that require MBIA to post collateral at a predetermined multiple of the contract amount. Cash or securities may be posted by MBIA under these agreements. As of March 31, 2009, the Company had cash collateral of $6 million posted to counterparties under these term reverse repurchase agreements.

The Company reports cash received or posted in its Consolidated Statements of Cash Flows as either operating, investing or financing consistent with the classification of the asset or liability that created the posting requirement.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 163, effective prospectively as of January 1, 2009. SFAS 163 amends SFAS 60, “Accounting and Reporting by Insurance Enterprises” to clarify that financial guarantee insurance contracts issued by insurance enterprises are included within the scope of SFAS 60 as amended by SFAS 163. SFAS 163 amends the recognition and measurement of premium revenue, and claim liabilities on financial guarantee insurance and reinsurance contracts, and expands disclosure requirements. Recognition and measurement of unearned premium revenue and receivable for future premiums are also amended by SFAS 163. SFAS 163 does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 163 nullifies the guidance for financial guarantee insurance contracts included in Emerging Issues Task Force Issue No. (“EITF”) 85-20, “Recognition of Fees for Guaranteeing a Loan.” Refer to “Note 4: Insurance Premiums” for disclosures related to premiums and “Note 8: Loss and Loss Adjustment Expense Reserves” for disclosures related to loss reserves.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Upon the adoption and implementation of SFAS 163, the Company recorded a cumulative transition adjustment of $55 million net of tax, $83 million pre-tax, as an increase to its beginning retained earnings balance as of January 1, 2009. The cumulative transition adjustment represents the recognized changes in assets and liabilities resulting from the adoption of SFAS 163. The following table summarizes the adjustments made to the Company’s consolidated assets and liabilities as of January 1, 2009 on a pre-tax basis.

In thousands	Increases/ (Decreases)
Assets:
Deferred acquisition costs	$8,371
Prepaid reinsurance premiums	313,660
Reinsurance recoverable on paid and unpaid losses	4,563
Premiums receivable	2,287,451
Deferred income taxes, net	(27,170)
Liabilities:
Unearned premium revenue	$2,381,487
Loss and LAE reserves	(174,220)
Reinsurance premiums payable	324,262

In January 2009, the FASB issued FASB Staff Position No. (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” which amends the impairment guidance in EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred with that of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company adopted FSP EITF 99-20-1 for financial statements prepared as of December 31, 2008 and interim reporting periods thereafter. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated balance sheets, results of operations or cash flows.

In December 2008, the FASB issued FSP FAS 140-4 and FASB Interpretation No. (“FIN”) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” which requires enhanced disclosures about transfers of financial assets and involvement with variable interest entities (“VIEs”). The Company adopted FSP FAS 140-4 and FIN 46(R)-8 for financial statements prepared as of December 31, 2008 and interim reporting periods thereafter. Since FSP FAS 140-4 and FIN 46(R)-8 only requires additional disclosures concerning transfers of financial assets and interests in VIEs, adoption of FSP FAS 140-4 and FIN 46(R)-8 did not affect the Company’s consolidated balance sheets, results of operations or cash flows. Refer to “Note 7: Variable Interest Entities” for disclosures required by FSP FAS 140-4 and FIN 46(R)-8.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP FAS 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to exclude derivative instruments accounted for at fair value under SFAS 133. The Company adopted FSP FAS 133-1 and FIN 45-4 for financial statements prepared as of December 31, 2008 and interim reporting periods thereafter. Since FSP FAS 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS 133-1 and FIN 45-4 did not affect the Company’s consolidated balance sheets, results of operations or cash flows. Refer to “Note 6: Derivative Instruments” for disclosures required by FSP FAS 133-1 and FIN 45-4.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” effective January 1, 2009 with retrospective application. The FSP requires companies to consider unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents as participating securities, which shall be included in the calculation of basic and diluted earnings per share. The Company’s restricted and deferred share awards meet the definition of participating securities. The Company adopted the FSP on January 1, 2009, which resulted in an $0.11 reduction in its previously reported loss per common share for the three months ended March 31, 2008.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS 161 expands the disclosure requirements about an entity’s derivative instruments and hedging activities. The disclosure provisions of SFAS 161 apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. The Company adopted the disclosure provisions of SFAS 161 on January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 did not affect the Company’s consolidated balance sheets, results of operations or cash flows. Refer to “Note 6: Derivative Instruments” for disclosures required by SFAS 161.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157, “Fair Value Measurements,” to fiscal years beginning after November 15, 2008, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP FAS 157-2 on January 1, 2009 did not have a material impact on the Company’s consolidated balance sheets, results of operations or cash flows.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB 51.” SFAS 160 requires reporting entities to present noncontrolling (minority) interest as equity (as opposed to liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The presentation and disclosure requirements are to be applied retrospectively. The Company adopted SFAS 160 on January 1, 2009 and resulted in preferred stock issued by a subsidiary to be reclassified from minority interest to a separate component of equity. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated balance sheets, results of operations or cash flows.

Recent Accounting Developments

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which amends SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to provide additional guidance to highlight and expand on the factors that should be considered when there has been a significant decrease in market activity for a financial asset or financial liability being measured. The FSP also provides additional factors that entities should consider to determine whether events or circumstances indicate that a transaction is or is not orderly (i.e., distressed). FSP FAS 157-4 is effective for the Company in the interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will not early adopt this standard in the first quarter but will adopt it in the second quarter of 2009 when it becomes effective. The Company is currently evaluating the potential impact of adopting this standard.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends SFAS 115 and SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” to amend the recognition criteria for other-than-temporary impairment guidance and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP replaces the existing requirement that the entity’s management assert it has both the ability and intent to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security and (b) it is more likely than not it would not have to sell the security before recovery of its cost basis. When these two criteria are met, the entity will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The FSP includes guidance stipulating that credit losses should be measured on the basis of an entity’s estimate of the decrease in expected cash flows, including those that result from an increase in expected prepayments. An entity will be required to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. This FSP also amends the current disclosure requirements to include the methodology and key inputs, such as performance indicators of the underlying assets in the security, loan to collateral value ratios, third-party guarantees, levels of subordination, and vintage, used to measure the portion of an other-than-temporary impairment related to credit losses by major security type. FSP FAS 115-2 and FAS 124-2 is effective for the Company in the interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Upon adoption, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income, if the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security before recovery. The cost basis used to calculate accretable yield will also be adjusted to

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

reflect this adjustment, that is, the entity will no longer accrete the non-credit component of a previously recognized other-than-temporary impairment through earnings. The Company will not early adopt this standard in the first quarter but will adopt it in the second quarter of 2009 when it becomes effective. The Company is currently evaluating the potential impact of adopting this standard.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS 107 to require disclosures about fair value of financial instruments within the scope of SFAS 107 in interim and annual financial statements, and the method(s) and significant assumptions used to estimate the fair value of those financial instruments. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP FAS 107-1 is effective for the Company in the interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company will adopt this standard in the second quarter of 2009 and since the guidance only amends the frequency of the disclosures, the adoption of FSP FAS 107-1 and APB 28-1 will not have an impact on the Company’s consolidated balance sheets, results of operations or cash flows.

Note 4: Insurance Premiums

The Company records premiums related to financial guarantee (non-derivative) insurance policies in accordance with SFAS 163. Refer to “Note 2: Significant Accounting Policies” and “Note 3: Recent Accounting Pronouncements” for a description of the Company’s accounting policy for insurance premiums and the impact of the adoption of SFAS 163 on the Company’s financial statements.

As of March 31, 2009, the Company reported a premium receivable of $2.2 billion primarily related to installment policies for which premiums will be collected over the estimated term of the contracts. Premiums are discounted at a risk-free rate that considers the expected maturity of each contract. The weighted average risk-free rate used to discount future installment premiums was 2.63% and the weighted average expected collection term of the premium receivable was 9.08 years. For the three months ended March 31, 2009, the accretion of the premium receivable was $13 million and is reported in “Scheduled premiums earned” on the Company’s consolidated statement of operations.

As of March 31, 2009, the Company reported a reinsurance premium payable of $328 million, which represents the portion of the Company’s premium receivable that is due to reinsurers. The reinsurance premium payable will be accreted and paid as premiums due to MBIA are accreted and collected.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents a roll forward of the Company’s premium receivable for the three months ended March 31, 2009:

In millions	Three months ended March 31, 2009
				Adjustments
Premium Receivable as of December 31, 2008	SFAS 163 Transition Adjustment	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premium Receivable Discount	Other	Premium Receivable as of March 31, 2009	Reinsurance Premium Payable as of March 31, 2009
$8	$2,288	$(76)	$—	$(3)	$13	$(38)	$2,192	$328

The following table presents the future amount of premiums expected to be collected and the period in which those collections are expected to occur:

In millions	Expected Collection of Premiums
Three months ended:
June 30, 2009	$105
September 30, 2009	69
December 31, 2009	80

Twelve months ended:
December 31, 2010	279
December 31, 2011	246
December 31, 2012	215
December 31, 2013	173

Five years ended:
December 31, 2018	605
December 31, 2023	386
December 31, 2028	619

Total	$2,777

For the three months ended March 31, 2009, the Company reported premiums earned of $229 million, which includes $195 million of scheduled premium earnings and $34 million of refunding premium earnings. Refunding premium earnings represent premiums earned on policies for which the underlying insured obligations have been refunded, called, or terminated and for which MBIA is entitled to retain the unearned premium upon such refunding, call, or termination. Refunding activity was driven largely by issuers seeking to restructure floating rate debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the expected unearned premium revenue balance and the expected future premium earnings revenue as of and for the periods presented:

		Expected Future Premium Earnings
In millions	Unearned Premium Revenue	Upfront	Installments	Accretion	Total Expected Future Premium Earnings
Three months ended:
March 31, 2009	$5,486
June 30, 2009	5,328	$83	$75	$13	$171
September 30, 2009	5,176	80	72	13	165
December 31, 2009	5,027	79	70	12	161

Twelve months ended:
December 31, 2010	4,470	299	258	47	604
December 31, 2011	3,968	276	226	44	546
December 31, 2012	3,527	253	188	40	481
December 31, 2013	3,149	234	144	37	415

Five years ended:
December 31, 2018	1,751	903	495	147	1,545
December 31, 2023	901	551	299	99	949
December 31, 2028	$—	519	382	133	1,034

Total		$3,277	$2,209	$585	$6,071

Note 5: Fair Value of Financial Instruments

Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157. The following fair value hierarchy tables present information about the Company’s assets (including short-term investments) and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

		Fair Value Measurements at Reporting Date Using
In millions	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments:
Fixed-maturity securities:
U.S. Treasury and government agency	$1,037	$840	$197	$—
Foreign governments	648	280	343	25
Corporate obligations	3,573	—	2,945	628
Mortgage-backed	1,721	—	1,227	494
Asset-backed	1,792	—	680	1,112
State and municipal bonds	2,910	—	2,832	78
Other investments	3,291	2,853	364	74
Derivative assets	1,125	—	357	768

Total assets	$16,097	$3,973	$8,945	$3,179

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

		Fair Value Measurements at Reporting Date Using
In millions	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Medium-term notes	$106	$—	$—	$106
Derivative liabilities	5,332	—	716	4,616
Other liabilities:
Warrants	30	—	30	—

Total liabilities	$5,468	$—	$746	$4,722

		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments:
Fixed-maturity securities:
U.S. Treasury and government agency	$1,255	$1,042	$213	$—
Foreign governments	777	369	304	104
Corporate obligations	4,139	—	3,293	846
Mortgage-backed	1,823	—	1,289	534
Asset-backed	2,167	—	806	1,361
State and municipal bonds	3,116	—	3,067	49
Other investments	3,702	3,258	341	103
Derivative assets	1,420	—	613	807

Total assets	$18,399	$4,669	$9,926	$3,804

Liabilities:
Medium-term notes	$176	$—	$—	$176
Derivative liabilities	7,046	—	741	6,305
Other liabilities:
Warrants	22	—	22	—

Total liabilities	$7,244	$—	$763	$6,481

Level 3 Analysis

Level 3 assets were $3.2 billion and $3.8 billion as of March 31, 2009 and December 31, 2008, respectively, and represented approximately 20% and 21% of total assets measured at fair value, respectively. Level 3 liabilities were $4.7 billion and $6.5 billion as of March 31, 2009 and December 31, 2008, respectively, and represented approximately 86% and 89% of total liabilities measured at fair value, respectively. The following table presents information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2009 and 2008:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In millions	Balance, beginning of year	Realized gains / (losses)	Unrealized gains / (losses) included in earnings	Unrealized gains / (losses) included in OCI	Foreign exchange	Purchases, issuances and settlements, net	Transfers in (out) of Level 3, net(1)	Ending balance	Change in unrealized gains (losses) for the period included in earnings for assets still held at March 31, 2009
Assets:
Foreign governments	$104	$—	$—	$(2)	$(4)	$(18)	$(55)	$25	$—
Corporate obligations	846	(8)	—	(51)	(4)	(74)	(81)	628	—
Mortgage-backed securities	534	(26)	—	24	(1)	(23)	(14)	494	—
Asset-backed securities	1,361	(63)	—	(100)	(1)	(89)	4	1,112	—
State and municipal	49	—	—	0	—	29	—	78	—
Other investments	103	—	—	(10)	—	(19)	—	74	—

Total assets	$2,997	$(97)	$—	$(139)	$(10)	$(194)	$(146)	$2,411	$—

In millions	Balance, beginning of year	Realized (gains) / losses	Unrealized (gains) / losses included in earnings	Unrealized (gains) / losses included in OCI	Foreign exchange	Purchases, issuances and settlements, net	Transfers in (out) of Level 3, net(1)	Ending balance	Change in unrealized (gains) losses for the period included in earnings for liabilities still held at March 31, 2009
Liabilities:
Medium-term notes	$176	$—	$—	$(61)	$(9)	$—	$—	$106	$—
Derivative contracts, net	5,498	(29)	(1,618)	2	(16)	30	(19)	3,848	(1,638)

Total liabilities	$5,674	$(29)	$(1,618)	$(59)	$(25)	$30	$(19)	$3,954	$(1,638)

(1)	Transferred in and out at the end of the period.

In millions	Balance, beginning of year	Realized gains / (losses)	Unrealized gains / (losses) included in earnings	Unrealized gains / (losses) included in OCI	Foreign exchange	Purchases, issuances and settlements, net	Transfers in (out) of Level 3, net(1)	Ending balance	Change in unrealized gains (losses) for the period included in earnings for assets still held at March 31, 2008
Assets:
Foreign governments	$37	$—	$—	$1	$—	$6	$15	$59	$—
Corporate obligations	1,769	(4)	—	(35)	25	(161)	267	1,861	—
Mortgage-backed securities	1,005	—	—	(108)	12	42	(88)	863	—
Asset-backed securities	3,662	(143)	—	(214)	19	(151)	(144)	3,029	—
Investments pledged as collateral	—	—	—	—	—	—	50	50	—
Other investments	104	—	—	(18)	—	0	—	86	—

Total assets	$6,577	$(147)	$—	$(374)	$56	$(264)	$100	$5,948	$—

In millions	Balance, beginning of year	Realized (gains) / losses	Unrealized (gains) / losses included in earnings	Unrealized (gains) / losses included in OCI	Foreign exchange	Purchases, issuances and settlements, net	Transfers in (out) of Level 3, net(1)	Ending balance	Change in unrealized (gains) losses for the period included in earnings for liabilities still held at March 31, 2008
Liabilities:
Medium-term notes	$399	$—	$(20)	$—	$24	$(49)	$—	$354	$—
Derivative contracts, net	3,406	(39)	3,529	—	(8)	33	—	6,921	3,529

Total liabilities	$3,805	$(39)	$3,509	$—	$16	$(16)	$—	$7,275	$3,529

(1)	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Transfers into and out of Level 3 were $14 million and $181 million for the three months ended March 31, 2009, respectively. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable during the quarter. Foreign governments and corporate obligations constituted the majority of the affected instruments. The net unrealized gain (loss) related to the transfers into and out of Level 3 as of March 31, 2009 were $15 million and $(19) million, respectively.

Transfers into and out of Level 3 were $461 million and $361 million for the three months ended March 31, 2008, respectively. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the year. Foreign governments, corporate obligations, mortgage-backed securities (“MBSs”), ABSs and investments pledged as collateral constituted the majority of the affected instruments. The net unrealized loss related to the net transfers into Level 3 as of March 31, 2008 was $75 million.

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the three months ended March 31, 2009 and 2008 are reported on the consolidated statements of operations as follows:

In millions	Unrealized gains (losses) on insured derivatives	Net realized gains (losses)	Net gains (losses) on financial instruments at fair value and foreign exchange
Total gains (losses) included in earnings for the period	$1,629	$(67)	$25

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held at March 31, 2009	$1,629	$—	$9

In millions	Unrealized gains (losses) on insured derivatives	Net realized gains (losses)	Net gains (losses) on financial instruments at fair value and foreign exchange
Total gains (losses) included in earnings for the period	$(3,577)	$42	$68

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held at March 31, 2008	$(3,577)	$(150)	$40

Valuation Techniques

The valuation techniques for fair valuing financial instruments included in the preceding tables are discussed in “Note 4: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The following provides an update to the nonperformance risk component of the valuation technique used to fair value the Company’s insured derivatives.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Nonperformance Risk

In compliance with the requirements of SFAS 157, our valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk and the nonperformance risk of its reinsurers. We calculate the fair value by discounting the market value loss estimated through the Binomial Expansion Technique (“BET”) model at discount rates which include MBIA Corp.’s and the reinsurers’ credit default swap (“CDS”) spreads at March 31, 2009. In light of recent developments in the CDS and recovery derivative markets for MBIA, in the first quarter of 2009, we limited the effective spread on CDS on MBIA so that the derivative liability, after giving effect to nonperformance risk, could not be lower than MBIA’s recovery derivative price multiplied by the unadjusted derivative liability. This calculation results in a pre-tax derivative liability which is $17.1 billion lower than the liability that would have been estimated if the discount rate were equal to the Libor swap rate. The limitation on the effective CDS spread discussed above makes the derivative liability $1.9 billion higher than if the spread were not so limited. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of our economic condition, that the Company will be able to pay all claims when due.

Fair Value Option

The Company elected, under SFAS 155, “Accounting for Certain Hybrid Financial Instruments” to record at fair value certain financial assets and liabilities that contain embedded derivatives. Changes in fair value of these hybrid financial instruments are reflected in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statement of operations.

For the three months ended March 31, 2009, the fair value of hybrid financial assets increased $2 million on a pre-tax basis and $1 million on an after-tax basis and the fair value of hybrid financial liabilities, which related to four medium-term notes, increased $61 million on a pre-tax basis and $40 million on an after-tax basis. For the three months ended March 31, 2008, the fair value of hybrid financial assets decreased $2 million on a pre-tax basis and $1 million on an after-tax basis and the fair value of hybrid financial liabilities, which related to five medium-term notes, increased $4 million on a pre-tax basis and $3 million on an after-tax basis. Contractual interest coupon payments related to these medium-term notes are recorded within “Interest expense” on the Company’s consolidated statements of operations.

Note 6: Derivative Instruments

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

Changes in the fair value of derivatives, excluding insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive income (loss),” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge. Changes in the fair value of insured derivatives are recorded in “Net change in fair value of insured derivatives.” The net change in the fair value of the Company’s insured derivatives has two primary components; (i) realized gains (losses) and other settlements on insured derivatives and (ii) unrealized gains (losses) on insured derivatives. “Realized gains (losses) and other settlements on insured derivatives” include (i) net premiums received and receivable on written CDS contracts, (ii) net premiums paid and payable to reinsurers in respect of CDS contracts, (iii) net amounts received or paid on reinsurance commutations, (iv) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event or settlement agreement, (v) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event or settlement agreement and (vi) fees relating to CDS contracts. The “Unrealized gains (losses) on insured derivatives” include all other changes in fair value of the derivative contracts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

U.S. Public Finance Insurance

The Company’s derivative exposure within its U.S. public finance insurance operations primarily consists of insured interest rate and inflation-linked swaps related to insured U.S. public finance debt issues. These derivatives do not qualify for the financial guarantee scope exception under SFAS 133 and, therefore, must be recorded at fair value on the Company’s balance sheet with the changes in fair value recorded in unrealized gains (losses) on insured derivatives.

Structured Finance and International Insurance

The Company entered into derivative transactions that it viewed as an extension of its core financial guarantee business but which do not qualify for the financial guarantee scope exception under SFAS 133 and, therefore, must be recorded at fair value on the Company’s balance sheet. The Company’s structured finance and international insurance operations, which insured the majority of the Company’s notional derivative exposure, have insured derivatives primarily consisting of structured pools of CDSs that the Company intends to hold for the entire term of the contract absent a negotiated settlement with the counterparty. The Company’s structured finance and international insurance operations have also provided guarantees on the value of certain structured closed-end funds, which meet the definition of a derivative under SFAS 133. The Company reduces risks embedded in its insured portfolio through the use of reinsurance and by entering into derivative transactions. This includes cessions of insured derivatives under reinsurance agreements and capital markets transactions in which the Company economically hedges a portion of the credit and market risk associated with its insured credit derivative portfolio. Such arrangements are also accounted for as derivatives under SFAS 133 and recorded in the Company’s financial statements at fair value.

Investment Management Services

The investment management services operations have entered into derivative transactions primarily consisting of interest rate, cross currency, total return swaps, principal protection guarantees and CDSs. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to hedge the variability in cash flows resulting from fluctuations in foreign currency rates. Total return swaps are entered into to enable the Company to earn returns on certain obligations without directly owning the underlying obligations. The Company has also provided loss protection on certain MBIA Municipal Investor Service Corporation (“MBIA-MISC”) managed municipal pools that invest in highly rated short-term fixed-income securities. Such protection is accounted for as a derivative under SFAS 133 and is included as part of the Company’s principal protection guarantees. CDSs are entered into to hedge credit risk or to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business.

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

Corporate

The corporate operations have entered into a cross currency swap to hedge foreign exchange risks related to the issuance of certain MBIA long-term debt in accordance with the Company’s risk management policies. The cross currency swap has been designated as a cash flow hedge and hedges the variability arising from currency exchange rate movements on the foreign denominated fixed rate debt. Changes in the fair value of the cross currency swap are recorded in accumulated other comprehensive income (loss). As the debt is revalued at the spot exchange rate in accordance with SFAS 52, “Foreign Currency Translation,” an amount that will offset the related transaction gain or loss arising from the revaluation will migrate each period from accumulated other comprehensive income (loss) into earnings. This cash flow hedge was 100% effective during the first quarter of 2009.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Credit Derivatives Sold

The following table presents information about credit derivatives sold (insured) by the Company’s insurance operations that were outstanding as of March 31, 2009. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

	Weighted Average Remaining Expected Maturity	Notional Value
Credit Derivatives Sold In millions		AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Credit default swaps	5.7 years	$78,300	$11,757	$25,092	$6,658	$20,380	$142,187	$(4,563)
Insured swaps	17.2 years	—	802	6,745	5,699	1,933	15,179	(9)
Total return swaps	1.2 years	—	—	200	—	—	200	—
Credit linked notes	29.0 years	—	—	1	—	—	1	(0)
All other	9.3 years	—	—	284	36	159	479	(21)

Total Notional		$78,300	$12,559	$32,322	$12,393	$22,472	$158,046

Total Fair Value		$(1,374)	$(376)	$(961)	$(250)	$(1,632)		$(4,593)

The following table presents information about credit derivatives sold (insured) by the Company’s insurance operations that were outstanding as of December 31, 2008. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

	Weighted Average Remaining Expected Maturity	Notional Value
Credit Derivatives Sold In millions		AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Credit default swaps	5.8 years	$122,213	$5,176	$120	$1,447	$16,077	$145,033	$(6,175)
Insured swaps	16.1 years	—	1,605	5,720	8,419	1,435	17,179	(5)
Total return swaps	1.7 years	—	—	200	—	104	304	—
Credit linked notes	30.3 years	—	—	1	—	—	1	—
All other	9.4 years	195	—	288	—	—	483	(14)

Total Notional		$122,408	$6,781	$6,329	$9,866	$17,616	$163,000

Total Fair Value		$(3,450)	$(481)	$—	$(37)	$(2,226)		$(6,194)

Referenced credit ratings assigned by MBIA to insured credit derivatives are derived by the Company’s surveillance group in conjunction with representatives from its new business and risk divisions. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDSs are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDSs. Refer to “Note 11: Net Insurance in Force” for further information about the Company’s sold credit derivatives, including the maximum potential undiscounted payments, recourse provisions and collateral arrangements. The maximum potential amount of future payments (undiscounted) on insured swaps, total return swaps and credit linked notes sold are estimated as the notional value of such contracts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents information about credit derivatives sold by the Company’s investment management services operations that were outstanding as of March 31, 2009. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

	Weighted Average Remaining Expected Maturity	Notional Value
Credit Derivatives Sold In millions		AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Credit default swaps	3.3 years	$45	$275	$292	$—	$—	$612	$(73)
Principal protection guarantees	0.1 years	4,469	—	—	—	—	4,469	—
Total return swaps	3.0 years	—	—	1	—	—	1	(0)
Credit linked notes	1.7 years	15	100	—	—	12	127	(52)

Total Notional		$4,529	$375	$293	$—	$12	$5,209

Total Fair Value		$(4)	$(88)	$(22)	$—	$(11)		$(125)

The following table presents information about credit derivatives sold by the Company’s investment management services operations that were outstanding as of December 31, 2008. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

	Weighted Average Remaining Expected Maturity	Notional Value
Credit Derivatives Sold In millions		AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value Asset (Liability)
Credit default swaps	3.2 years	$180	$155	$397	$—	$—	$732	$(55)
Principal protection guarantees	0.1 years	4,469	—	—	—	—	4,469	—
Total return swaps	6.8 years	—	—	37	—	—	37	(3)
Credit linked notes	2.5 years	15	100	—	25	6	146	(60)

Total Notional		$4,664	$255	$434	$25	$6	$5,384

Total Fair Value		$(28)	$(44)	$(22)	$(19)	$(5)		$(118)

The maximum potential amount of future payments (undiscounted) on derivatives presented in the preceding table are estimated as the notional value of such contracts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Financial Statement Impact

As of March 31, 2009 and December 31, 2008, the Company reported derivative assets of $1.1 billion and $1.4 billion, respectively, and derivative liabilities of $5.3 billion and $7.0 billion, respectively, which are shown separately on the Company’s consolidated balance sheets. In accordance with SFAS 161 the following table presents the amount of the derivative assets and liabilities by instrument for the period ended March 31, 2009.

In millions
Derivatives designated as hedging instruments under SFAS 133	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	$1,188	Derivative assets	$136	Derivative liabilities	$(118)
Currency swaps	108	Derivative assets	$32	Derivative liabilities	$(2)

Total Hedges	$1,296		$168		$(120)

In millions
Derivatives not designated as hedging instruments under SFAS 133	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Credit default swaps - Insured derivatives	$164,468	Derivative assets	$726	Derivative liabilities	$(4,562)
Insured swaps	15,179	Derivative assets	—	Derivative liabilities	(9)
Credit default swaps - Investment Management	706	Derivative assets	15	Derivative liabilities	(73)
Interest rate swaps	5,891	Derivative assets	187	Derivative liabilities	(448)
Interest rate swaps — Embedded	509	Medium term notes	12	Medium term notes	(12)
Interest rate swaps — Embedded	727	Other assets	—	Other liabilities	(8)
Total return swaps	201	Derivative assets	—	Derivative liabilities	(0)
Credit linked notes	101	Derivative assets	—	Derivative liabilities	(40)
Credit linked notes	47	Fixed-maturity securities held at fair value	—	Fixed-maturity securities held at fair value	(13)
Currency swaps	792	Derivative assets	26	Derivative liabilities	(55)
All other	481	Derivative assets	4	Derivative liabilities	(25)

Total Non-Hedges	$189,102		$970		$(5,245)

Total Derivatives	$190,398		$1,138		$(5,365)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables show the effect of derivative instruments on the consolidated statement of operations as of March 31, 2009.

In millions
Derivatives in SFAS 133 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$113	$(103)	$(10)
Interest rate swaps	Net realized gains (losses)	—	—	57
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(5)	5	0
Currency swaps	Net realized gains (losses)	—	—	$1

Total		$108	$(98)	$48

In millions
Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Credit default swaps - Insured derivatives	Unrealized gains (losses) on insured derivatives	$1,616
Insured swaps	Unrealized gains (losses) on insured derivatives	—
Insured swaps	Realized gains (losses) and other settlements on insured derivatives	32
Credit default swaps - Investment Management	Net gains (losses) on financial instruments at fair value and foreign exchange	(21)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(21)
Total return swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	8
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	6
All other	Unrealized gains (losses) on insured derivatives	(7)

Total		$1,612

The amount of gains (losses) recognized in other comprehensive income (“OCI”) on derivatives designated as cash flow hedges was a $4 thousand loss on interest rate swaps and a $92 thousand gain on cross currency swaps. The amount of gains reclassified from OCI into net gains (losses) on financial instruments at fair value and foreign exchange was $30 thousand for the interest rate swaps and $114 thousand for the cross currency swaps.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In certain non-insurance derivative contracts, the Company also manages credit risk through collateral agreements that give the Company the right to hold or the obligation to provide collateral when the current market value of certain derivative contracts exceeds an exposure threshold. Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of March 31, 2009, the Company did not hold cash collateral from derivative counterparties but posted cash collateral to derivative counterparties of $256 million. As of March 31, 2009, the Company had securities with a fair value of $208 million posted to derivative counterparties.

As of March 31, 2009, the fair value was positive on two different Credit Support Annexes (“CSAs”) which govern collateral posting requirements between MBIA and its derivative counterparties. The aggregate positive fair value for these two CSAs was $20 million for which the Company did not receive collateral because the Company’s credit rating was below the CSA minimum credit ratings level for holding counterparty collateral. The lowest rated of the two counterparties was rated AA- by S&P and Aa3 by Moody’s.

Note 7: Variable Interest Entities

Insurance

Through MBIA’s structured finance and international insurance operations, the Company provides credit enhancement services to issuers of obligations that may involve issuer-sponsored special purpose entities (“SPEs”). An SPE may be considered a VIE as defined by FIN 46(R), “Consolidation of Variable Interest Entities–an interpretation of ARB No. 51,” to the extent the SPE’s total equity at risk is not sufficient to permit the SPE to finance its activities without additional subordinated financial support or if its equity investors lack any one of the characteristics of a controlling financial interest including (i) the ability to make significant decisions through voting rights, (ii) the right to receive the expected residual returns of the entity, or (iii) the obligation to absorb the expected losses of the entity. The holder of a variable interest that will absorb the majority of the expected losses of the VIE, receive the majority of the expected returns of the VIE, or both, is required to consolidate the VIE. The variable interest holder required to consolidate a VIE is considered to be the primary beneficiary under FIN 46(R). A variable interest holder determines whether it is the primary beneficiary of the VIE at initial recognition of its variable interest in the VIE and reconsiders its determination if certain events occur in a subsequent reporting period.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Consolidated VIEs

As of March 31, 2009, consolidated VIE assets and liabilities were $2.2 billion and $1.7 billion, respectively. As of December 31, 2008, consolidated VIE assets and liabilities were $2.3 billion and $1.8 billion, respectively. The Company determined that it is the primary beneficiary of the aforementioned VIEs based on its assessment of potential exposure to expected losses from insured obligations issued by the VIEs and from holding any additional variable interests issued by the VIEs. Creditors of issuer-sponsored VIEs do not have recourse to the general assets of MBIA. In the event of nonpayment of an insured obligation issued by a consolidated VIE, the Company is obligated to pay principal and interest, when due, on the respective insured obligation only. The Company’s exposure to consolidated VIEs is limited to the credit protection provided on insured obligations and the additional variable interests acquired.

In the first quarter of 2009, additional variable interests were acquired in one consolidated VIE which has outstanding obligations insured by MBIA.

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a significant variable interest as of March 31, 2009 and December 31, 2008. The tables also present the Company’s maximum exposure to loss in comparison to the carrying value of liabilities resulting from financial guarantees and insured CDSs and loss and loss adjustment expense reserves as of March 31, 2009 and December 31, 2008. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. Refer to “Note 6: Derivative Instruments” for information about the Company’s valuation of insured derivatives. Additionally, as the majority of the Company’s loss and loss adjustment expense (“LAE”) reserves relate to guarantees of VIEs, refer to “Note 8: Loss and Loss Adjustment Expense Reserves” for information about the Company’s loss and LAE activity.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	March 31, 2009
			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Unearned Premium Revenue	Derivative Liabilities	Loss and Loss Adjustment Expense Reserves
Insurance:
Global Structured Finance:
Collateralized debt obligations	$68,942	$48,960	$131	$1,625	$37
Mortgage-backed residential	88,335	28,114	102	3	1,273
Mortgage-backed commercial	2,061	1,525	11	—	—
Consumer asset-backed	20,131	11,732	53	—	23
Corporate asset-backed	64,366	36,387	632	8	—

Total Global Structured Finance	243,835	126,718	929	1,636	1,333
Global Public Finance	26,461	10,064	149	—	—

Total Insurance	$270,296	$136,782	$1,078	$1,636	$1,333

	December 31, 2008
			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Unearned Premium Revenue	Derivative Liabilities
Insurance:
Global Structured Finance:
Collateralized debt obligations	$70,778	$51,198	$11	$2,567
Mortgage-backed residential	94,574	29,677	4	1
Mortgage-backed commercial	2,196	1,660	—	—
Consumer asset-backed	21,449	12,832	1	—
Corporate asset-backed	68,101	38,498	43	4

Total Global Structured Finance	257,098	133,865	59	2,572
Global Public Finance	25,561	9,621	85	—

Total Insurance	$282,659	$143,486	$144	$2,572

The maximum exposure to losses as a result of the Company’s variable interest in the VIE is represented by net insurance in force. Net insurance in force is the maximum future payments of principal and interest, net of cessions to reinsurers, which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs, assuming a full credit event occurs. The maximum exposure to losses presented in the preceding table is included in and not incremental to the net insurance in force presented in “Note 11: Net Insurance in Force.” The Company adopted SFAS 163, effective and applied prospectively beginning January 1, 2009, which requires unearned premium revenue to be recognized and measured based on the present value, using the risk-free discount rate, of premiums due or expected to be collected in installments. Therefore, “Unearned Premium Revenue” presented under “Carrying Value of Liabilities” in the preceding Nonconsolidated VIEs tables as of March 31, 2009 and December 31, 2008, are based on different accounting estimates due to the change in accounting principle required by SFAS 163.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

policies of the Company limit the amount of credit exposure to any one issuer and seek to invest in high-quality investments (average rating double-A or above). MBIA is not the primary beneficiary of any VIEs and does not hold any significant variable interests in issuers considered VIEs based on its assessment of the investment portfolio.

In the advisory segment of its investment management services operations, the Company provides collateral management services to seven VIEs. Additional variable interests are held in certain of these VIEs in the form of either credit protection provided on VIE obligations or investment in a VIE obligation. The Company evaluates each VIE to determined whether its combined variable interests in each respective VIE will absorb the majority of the expected losses of the VIE, receive the majority of the expected returns of the VIE, or both. The Company is not the primary beneficiary of the aforementioned VIEs. Significant variable interests resulting from credit protection provided on obligations issued by four of the VIEs are presented in table above. The Company does not hold a significant variable interest in any of the remaining three VIEs.

As of March 31, 2009 and December 31, 2008, a Company sponsored nonconsolidated funding conduit held no material assets and had no obligations outstanding. The Company has no liquidity obligation to fund nonconsolidated funding conduits.

Consolidated VIEs

In the conduit segment of its investment management services operations, the Company manages and administers two multi-seller conduit SPEs, Triple-A One and Meridian Funding Company, LLC (collectively, the “Conduits”). The Conduits invest in various types of financial instruments, such as debt securities, loans, lease receivables, trade receivables, and obligations issued by SPEs, and fund the investments through the issuance of commercial paper and/or medium-term notes. The assets and liabilities of the Conduits are supported by credit enhancement provided through MBIA Corp. The Conduits are designed to provide issuers an efficient source of funding for issued obligations, and to provide an opportunity for MBIA Corp. to issue financial guarantee insurance policies.

The Conduits are VIEs and are consolidated by the Company as the primary beneficiary. MBIA has included on its balance sheet the assets and liabilities of each Conduit, which consist primarily of various types of investments funded by commercial paper and/or medium-term notes, and has included in its statement of operations the operating revenues and expenses of the Conduits. Certain of MBIA’s consolidated subsidiaries have invested in Conduit debt obligations or have received compensation for services provided to the Conduits. As such, MBIA has eliminated intercompany transactions with the Conduits from its balance sheet and statement of operations. After the elimination of such intercompany assets and liabilities, total assets and liabilities of the Conduits were $2.3 billion and $2.3 billion, respectively, as of March 31, 2009 and $2.5 billion and $2.5 billion, respectively, as of December 31, 2008. Creditors of the Conduits do not have recourse to the general assets of MBIA outside of financial guarantee policies provided on obligations issued by the Conduits.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Balance Sheet Impact of Consolidated VIEs

The following table presents the carrying amounts and classification of assets and liabilities of consolidated VIEs as of March 31, 2009 and December 31, 2008:

In millions	March 31, 2009	December 31, 2008
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $592 and $632)	$592	$632
Investments held-to-maturity, at amortized cost	2,904	3,157
Short-term investments held-to-maturity, at amortized cost	376	499
Cash and cash equivalents(1)	201	91
Accrued investment income	6	12
Current income taxes	1	—
Deferred income taxes, net	22	18
Other assets	422	423

Total assets	$4,524	$4,832

Liabilities
Medium-term notes	$1,883	$2,133
Variable interest entity notes	1,698	1,792
Long-term debt	357	345
Derivative liabilities	12	13
Other liabilities	2	2

Total liabilities	$3,952	$4,285

(1)	Cash and cash equivalents held by certain consolidated VIEs and pledged as security for the benefit of each respective VIEs’ noteholders.

Note 8: Loss and Loss Adjustment Expense Reserves

In connection with the Company’s adoption of SFAS 163, beginning January 1, 2009, the Company no longer recognizes an unallocated loss reserve for losses that have occurred or are probable to occur, as a result of credit deterioration in the Company’s insured portfolio, but which have not yet been specifically identified and applied to specific insured obligations. Therefore, the Company’s Loss and LAE reserves as of March 31, 2009 only represent case basis reserves established in accordance with SFAS 163. Case basis reserves represent the Company’s estimate of expected losses on credits that have defaulted or are expected to default. Refer to “Note 2: Significant Accounting Policies” and “Note 3: Recent Accounting Pronouncements” for a description of the Company’s accounting policy for insurance losses and the impact of the adoption of SFAS 163 on the Company’s financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A summary of the Company’s case basis reserve activity for the three months ended March 31, 2009 is presented in the following table:

In millions	1Q 2009
Gross loss and LAE reserve beginning balance	$1,558
Less: reinsurance recoverable	57
Less: SFAS 163 transition adjustment, net	179

Net beginning balance	1,322

Incurred related to:
Current year	60
Prior years	634

Total incurred	694

Net paid (recovered) related to:
Current year	3
Prior years	455

Total net paid	458

Net ending balance	1,558
Plus: reinsurance recoverable on unpaid losses	68

Gross loss and LAE reserve ending balance	$1,626

During the first quarter of 2009, the Company incurred $694 million of loss and loss adjustment expenses. Of the $694 million, the Company incurred $691 million for expected claim payments and $3 million for LAE in connection with remediation efforts of insured obligations. Losses incurred related to MBIA’s insured second-lien RMBS transactions, consisting of home equity lines of credit (“HELOC”) and closed-end second-lien mortgages, totaled $645 million for the first quarter of 2009. Additionally, the Company incurred $54 million of losses in the first quarter of 2009 related to a U.S. public finance affordable housing transaction.

Total net paid activity for the three months ended March 31, 2009 of $458 million primarily related to insured obligations within MBIA’s RMBS exposure. The Company had salvage and subrogation receivables of $619 million at March 31, 2009 and $459 million at December 31, 2008, included in “Other assets” on the Company’s consolidated balance sheet. Amounts due to reinsurers related to salvage and subrogation totaled $17 million at March 31, 2009 and $13 million at December 31, 2008, and are included in “Other liabilities” on the Company’s consolidated balance sheet.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Insured obligations are monitored periodically. The frequency and extent of such monitoring is based on the criteria and categories described below. Insured obligations that are judged to merit more frequent and extensive monitoring or remediation activities due to a deterioration in the underlying credit quality of the insured obligation or the occurrence of adverse events related to the underlying credit of the issuer are assigned to a surveillance category (“Caution List—Low,” “Caution List—Medium,” “Caution List—High,” or “Classified List”) depending on the extent of credit deterioration or the nature of the adverse events. IPM monitors insured obligations assigned to a surveillance category more frequently and, if needed, develops a remediation plan to address any credit deterioration. The Company does not establish any case basis reserves for insured obligations that are assigned to “Caution List—Low,” “Caution List—Medium,” or “Caution List—High.” In the event MBIA expects to pay a claim in excess of the unearned premium reserve with respect to an insured transaction, it places the insured transaction on its “Classified List” and establishes a case basis reserve. The following provides a description of each surveillance category:

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

“Caution List – Medium”—Includes issuers where debt service protection is adequate under current and anticipated circumstances, although adverse trends have developed and are more pronounced than for “Caution List—Low.” Issuers in this category may have breached one or more covenants or triggers. These issuers are more closely monitored by IPM but generally take remedial action on their own.

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

“Classified List”—Includes all insured obligations where MBIA has paid a claim and where a claim payment is expected to exceed its unearned premium reserve. Generally, IPM is actively remediating these credits where possible, including restructurings through legal proceedings, usually with the assistance of specialist counsel and advisors.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of March 31, 2009:

	Surveillance Categories
$ in millions	Caution List- Low	Caution List- Medium	Caution List- High	Classified List	Total
Number of policies	198	48	17	111	374
Number of issues(1)	23	29	15	87	154
Remaining weighted average contract period (in years)	12.7	7.1	4.9	6.7	7.4
Gross insured contractual payments outstanding:
Principal	$4,307	$6,784	$4,606	$14,724	$30,421
Interest	3,948	2,617	636	2,046	9,247

Total	$8,255	$9,401	$5,242	$16,770	$39,668

Gross claim liability	$—	$—	$—	$2,200	$2,200
Less:
Gross potential recoveries	—	—	—	510	510
Discount, net	—	—	—	44	44

Net claim liability	$—	$—	$—	$1,646	$1,646

Unearned premium revenue	$109	$26	$11	$43	$189
Claim liability reported in the consolidated balance sheet(2)	$—	$—	$—	$1,603	$1,603
Reinsurance recoverable on claim liability(3)	$—	$—	$—	$68	$68

(1)	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.
(2)	Reported within “Loss and loss adjustment expense reserves” on MBIA Inc.’s consolidated balance sheets.
(3)	Reported within “Reinsurance recoverable on paid and unpaid losses” on MBIA Inc.’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents changes in the Company’s loss and LAE reserve for the three months ended March 31, 2009. Changes in the loss and LAE reserve attributable to the accretion of the discount on the loss reserve, changes in discount rates, and changes in the timing and amounts of estimated payments and recoveries are recorded in “Loss and loss adjustment expenses” in the Company’s statement of operations. LAE reserves are expected to be settled within a one year period and are not discounted. As of March 31, 2009, the weighted average risk-free rate used to discount the claim liability was 2.065%.

In millions
			Changes during the period
Net Loss and LAE Reserve as of December 31, 2008	SFAS 163 Transition Adjustment	Net Loss and LAE Payments for Cases with Reserves	Net Accretion of Claim Liability Discount	Net Changes in Discount Rates	Net Changes in Timing of Payments	Changes in Amount of Net Payments	Net Changes in Assumptions	Changes in Unearned Premium Revenue	Net Change in LAE Reserve	Net Loss and LAE Reserve as of March 31, 2009
$1,501	$(179)	$(544)	$4	$(10)	$(134)	$269	$634	$4	$13	$1,558

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

Costs associated with remediating insured obligations assigned to the Company’s “Caution List—Low,” “Caution-List—Medium,” “Caution List—High” and “Classified List” are recorded as LAE. LAE is recorded as part of the Company’s provision for its loss reserves and included in “Losses and loss adjustment” on the Company’s consolidated statement of operations. The following table provides information about the expenses and reserves net of recoveries (gross and net of reinsurance) related to remedial actions for insured obligations included in the Company’s surveillance categories:

	Three months ended March 31
In thousands	2009	2008
Loss adjustment expense incurred, gross	$25,413	$4,456
Loss adjustment expense incurred, net	$24,524	$4,203
Loss adjustment expense reserve, gross	$22,762	$3,667
Reinsurance recoverable related to loss adjustment expense reserve	$702	$247

Note 9: Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31
In millions	2009		2008
Pre-tax income (loss)	$985		$(3,700)
Provision (benefit) for income taxes	285	28.9%	(1,293)	34.9%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s effective tax rate for the three months ended March 31, 2009 was primarily a result of an unrealized net gain recorded on the Company’s derivative portfolio, the tax-exempt interest from investments, and the change in the valuation allowance. The effective tax rate decreased from 34.9% in 2008 to 28.9% in 2009 largely due to these unrealized gains and losses. In 2008, a significant portion of the pre-tax income related to unrealized losses on derivatives, which are taxed at 35% as a discrete item. In 2009, unrealized net gains on derivatives, offset primarily by tax-exempt interest income, reduced the effective tax rate below the statutory rate.

The Company has calculated its year-to-date effective tax rate by treating the unrealized net gains on its insured derivative portfolio as a discrete item. As such, these net gains, calculated at the statutory rate of 35%, are an adjustment to the annual effective tax rate that the Company has estimated for all other pre-tax income. Given the inability to estimate this item for the full year of 2009, which directly affects the Company’s ability to estimate its pre-tax gain or loss and the related effective tax rate for the full year of 2009, the Company believes that it is appropriate to treat these unrealized net gains as a discrete item for purposes of calculating the effective tax rate for the quarter. Further changes in the fair value of the Company’s derivative portfolio during 2009 will impact the Company’s annual effective tax rate.

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

As of March 31, 2009, the Company reported a net deferred tax asset of $2.1 billion primarily related to unrealized losses recorded on the Company’s derivative and investment portfolios. Included in the net deferred tax asset of $2.1 billion is a valuation allowance of $419 million. The Company did not have a valuation allowance established as of March 31, 2008.

Unrealized Losses on Credit Derivative Contracts

Approximately $1.1 billion of the net deferred tax asset was a result of the cumulative unrealized losses of $3.2 billion, which excludes credit impairments, primarily related to insured credit derivatives. The Company believes that it is more likely than not that its total $1.1 billion in deferred tax assets associated with the unrealized losses of $3.2 billion will be realized as the Company expects the unrealized losses to substantially reverse over time, at which point the related deferred tax asset will reverse. As such, no valuation allowance with respect to this item was established. In its conclusion, the Company considered the following evidence (both positive and negative):

•

Due to the long-tail nature of the financial guarantee business, it is important to note that MBIA Inc’s insurance subsidiaries, even without regard to any new business, will have a steady stream of scheduled premium earnings with respect to the existing insured portfolio. MBIA Corp.’s announcement in February 2008 of a temporary suspension in writing new structured finance transactions and a permanent cessation with respect to insuring new CDS contracts, except in transactions related to the reduction of existing derivative exposure, would not have an impact on the expected earnings related to the existing insured portfolio. Although MBIA Corp. expects the majority of the unrealized losses to reverse at maturity, MBIA Corp. performed a taxable income projection over a 15-year period to determine whether it will have sufficient income to offset its deferred tax assets that will generate future ordinary deductions. In this analysis, MBIA Corp. concluded that premium earnings, even without regard to any new business, combined with investment income, less deductible expenses, will be sufficient to recover the net deferred tax asset of $2.1 billion, which includes the $1.1 billion related primarily to CDS contracts.

•

While the ratings downgrades by the rating agencies has limited the Company’s ability to write new business, the downgrades did not have a material impact on earnings from the existing insured portfolio, which the Company believes will be sufficient to absorb losses in the event that the cumulative unrealized losses become fully impaired.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

•

With respect to installment policies, the Company generally does not have an automatic cancellation provision solely in connection with ratings downgrades. For purposes of projecting future taxable income, the Company has applied a haircut to adjust for the possible cancellation of future installment premiums based on recent data. With regards to upfront policies, to the extent that the issuer chooses to terminate a policy, any unearned premium reserve with respect to that policy will be accelerated and earned (i.e. refundings).

•

The Company treats the CDS contracts as insurance contracts for U.S. tax purposes. The Company provides an insurance policy guaranteeing CDS contracts written by LaCrosse. While LaCrosse’s financial information is consolidated into MBIA’s GAAP financial statements based on the FIN 46(R) criteria, MBIA does not hold any equity interest with respect to LaCrosse. MBIA’s income derived from CDS contracts is treated as premium income for statutory income purposes. In the event that there is a default in which MBIA is required to pay claims on such CDS contracts, the Company believes that the losses should be characterized as an ordinary loss for tax purposes and, as such, the event or impairment will be recorded as case reserves for statutory accounting purposes in recognition of the potential claim payment. For tax purposes, MBIA follows the statutory accounting principle as the basis for computing its taxable income. Because the federal income tax treatment of CDS contracts is an unsettled area of tax law, in the event that the Internal Revenue Service (“IRS”) has a different view in which the losses are considered capital losses, the Company would be required to establish a valuation allowance against substantially all of the deferred tax asset related to these losses. The establishment of this valuation allowance would have a material adverse effect on MBIA’s financial condition.

Capital Losses

The Company realized capital losses of $214 million in the first quarter of 2009. The Company established an additional valuation allowance of $67 million in the first quarter for a total valuation allowance of $419 million, which primarily related to other-than-temporary impairments.

Unrealized Losses on FAS 115 Securities

As of March 31, 2009, the Company had approximately $935 million in deferred tax assets related to unrealized losses on investments. The Company expects, based on its ability and intent, to hold these investments until maturity. As such, the Company expects the recovery of the value of these securities to par and the related deferred tax assets will reverse over the life of the securities.

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of March 31, 2009. The Company continues to assess the need for additional valuation allowances as additional evidence becomes available.

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

As of March 31, 2009, the Company has not experienced an ownership change under Section 382. However, had one occurred as of March 31, 2009, the ownership change, in itself, would not have had a material impact on the Company’s financial position or results of operations. The Company has already established a full valuation allowance against its capital loss carryforwards and the Company has the ability and intent to hold securities with unrealized losses as of March 31, 2009 to maturity or until such time as the value recovers as not to trigger realized losses subject to limitation under Section 382. Additionally, the Company expects to have sufficient income to utilize its alternative minimum tax credit, which may be carried forward indefinitely. The Company has no net operating loss carryforwards from 2008.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

FIN 48, “Accounting for Uncertainty in Income Taxes”

The change in the unrecognized tax benefit at March 31, 2009 is as follows:

In thousands	Total
Unrecognized tax positions at December 31, 2008	$19,313

The gross amount of the increases/(decreases) in unrecognized tax benefits as a result of tax positions taken:
During a prior period	—
During the current period	152
The amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(11,826)
The reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitation	—

Unrecognized tax positions as of March 31, 2009	$7,639

As of March 31, 2009, the total amount accrued with respect to uncertain tax positions is approximately $7.6 million and the related interest and penalties accrued was approximately $2.8 million, which was accrued at the date of adoption. The amount of interest and penalties during the first quarter was not material.

MBIA’s major tax jurisdictions include the U.S., the United Kingdom (“U.K.”) and France. MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. U.S. federal income tax returns have been examined through 2005 by the IRS. During the first quarter of 2009, the IRS initiated an examination of the 2007 tax year. Also during the first quarter 2009, the IRS completed the partnership audit in relation to an adjustment that had to be accounted for by MBIA Inc. during tax years 2004 through 2006. No material adjustment was made.

The U.K. tax authorities are currently auditing tax years 2005 through 2006, which should be resolved by the end of 2009. The French tax matters have been concluded through 2006. The Company settled, in February 2009, an unrecognized tax benefit that was established in prior years relating to the timing for recognizing earned premium.

It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months due to the possibility of the conclusion of all the tax examinations. The range of this possible change in the amount of uncertain tax benefits cannot be estimated at this time.

Note 10: Business Segments

In February 2009, after receiving the required regulatory approvals, we established and capitalized National. In connection with this establishment, MBIA Insurance Corporation paid dividends and returned capital to MBIA Inc. and entered into a reinsurance agreement and an assignment agreement with National. As a result, the Company established its U.S. public finance insurance business as a separate operating segment. Refer to MBIA Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for information about these changes to our business and legal entity structure. Consequently, MBIA now manages its activities primarily through three principal business operations: U.S. public finance insurance, structured finance and international insurance (collectively “insurance operations” for prior periods), and investment management services.

As defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” an operating segment is a component of a company (i) that engages in business activities from which it earns revenue and incurs expenses, (ii) whose operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”) to assess the performance of the segment and to make decisions about the allocation of resources to the segment and, (iii) for which discrete financial information is available. As a result of the aforementioned separation of the Company’s U.S. public finance insurance business from its structured finance and international insurance business, as well as other factors such as the availability of discrete financial information, the use of identifiable resources, and the use of separate performance assessments with respect to the Company’s U.S. public finance insurance business, the Company determined that its U.S. public finance insurance business represented a discrete operating segment in accordance with SFAS 131.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Following is a description of each of the Company’s reportable operating segments:

The U.S. public finance insurance segment provides unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, U.S. public finance insured obligations when due. The obligations are generally not subject to acceleration, except that MBIA may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. MBIA issues financial guarantees for municipal bonds and bonds backed by publicly or privately funded public-purpose projects. This segment includes all activities related to credit enhancement services provided principally by National.

The structured finance and international insurance segment provides unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, global structured finance and non-U.S. public finance insured obligations when due. The obligations are generally not subject to acceleration, except that MBIA may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. Certain guaranteed investment contracts written by MBIA Inc. and guaranteed by MBIA Corp. are terminable upon ratings downgrades, and if MBIA Inc. were to have insufficient assets to pay the termination payments, MBIA Corp. would make such payments. MBIA issues financial guarantees for municipal bonds, asset-backed securities (“ABS”) and mortgage-backed securities (“MBS”), investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, and bonds backed by other revenue sources such as corporate franchise revenues. Insured asset-backed securities include collateral consisting of a variety of consumer loans, corporate loans and bonds, trade and export receivables, aircraft, equipment and real property leases and insured MBS include collateral consisting of residential and commercial mortgages. In previous years, MBIA had insured CDSs on structured pools of corporate obligations, RMBS, and commercial real estate backed securities and loans. The Company is no longer insuring new credit derivative contracts except for transactions related to the reduction of existing derivative exposure. Currently, the global structured finance market is generating very few new business opportunities, and it is uncertain how or when the Company may re-engage this market. This segment includes all activities related to credit enhancement services provided principally by MBIA Corp.

The Company’s investment management services operations maintains an asset/liability management portfolio, in which it has issued debt and investment agreements, which are insured by MBIA Corp., to capital markets and municipal investors, and then initially purchased assets that largely matched the duration of those liabilities. The ratings downgrades of MBIA Corp. have resulted in a reduction of funding activities and the termination and collateralization of certain investment agreements. The Company’s investment management services operations also provide an array of products and services to the public, not-for-profit, corporate and financial sectors. Such products and services are provided primarily by MBIA Inc. and certain of its wholly owned subsidiaries and include cash management, discretionary asset management and structured products. The investment management services operations’ reportable segments consist of: asset/liability products, which include investment agreements and medium-term notes not related to the conduit segment; advisory services, which consist of third-party and related-party fee-based asset management; and conduits.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company’s conduit segment administers two multi-seller conduit financing vehicles through MBIA Asset Finance, LLC. The conduits provide funding through special purpose vehicles that issue commercial paper and medium-term notes.

The Company’s corporate operations are a reportable segment and include revenues and expenses that arise from general corporate activities, such as net investment income, net gains and losses, interest expense on MBIA Inc. debt and general corporate expenses.

The following tables summarize the Company’s operations for the three months ended March 31, 2009 and 2008. As discussed above, the Company separated its insurance operations into U.S. public finance insurance and structured finance and international insurance, thereby creating two discrete segments. The Company has determined that it is impracticable to restate prior period results to conform to the current period presentation since, based on the way management has historically assessed the performance and resource requirements of its segments, prior period discrete financial information is not available. However, in order to provide comparable information to the prior period, the Company has combined its U.S. public finance insurance segment results and its structured finance and international insurance segment results for the current period under the heading “Combined Insurance Operations.”

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Three months ended March 31, 2009
In millions	U.S Public Finance Insurance (National)	Structured Finance and International Insurance	Eliminations		Combined Insurance Operations	Investment Management Services	Corporate	Eliminations		Consolidated
Revenues(1)	$139	$219	$—		$358	$78	$1	$—		$437
Realized gains and other settlements on insured derivatives	0	32	—		32	—	—	—		32
Unrealized gains (losses) on insured derivatives	(1)	1,610	—		1,609	—	—	—		1,609
Net gains (losses) on financial instruments at fair value and foreign exchange	—	—	—		—	46	(9)	—		37
Net realized losses	—	(26)	—		(26)	(169)	(1)	—		(196)
Net gains on extinguishment of debt	—	1	—		1	3	1	5		10
Inter-segment revenues(2)	42	49	(69)		22	5	6	(33)		—

Total revenues	180	1,885	(69)		1,996	(37)	(2)	(28)		1,929
Interest expense	—	55	—		55	64	18	—		137
Loss and LAE incurred	58	636	—		694	—	—	—		694
Operating expenses	4	86	—		90	15	8	—		113
Inter-segment expense(2)	32	37	(69)		—	33	—	(33)		—

Total expenses	94	814	(69)		839	112	26	(33)		944

Income (loss) before taxes	86	1,071	—		1,157	(149)	(28)	5		985

Identifiable assets	$7,949	$16,567	$(3,814	)(3)	$20,702	$10,539	$1,161	$(4,496	)(4)	$27,906

(1)

Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees, and insurance recoveries.

(2)	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivable and payables.
(3)	Consists of intercompany reinsurance balances.
(4)	Consists of intercompany repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Three months ended March 31, 2008
In millions	Insurance	Investment Management Services	Corporate	Eliminations	Consolidated
Revenues(1)	$315	$355	$7	$—	$677
Realized gains and other settlements on insured derivatives	34	—	—	—	34
Unrealized losses on insured derivatives	(3,577)	—	—	—	(3,577)
Net gains (losses) on financial instruments at fair value and foreign exchange	60	60	(43)	—	77
Net realized gains (losses)	19	(186)	(1)	—	(168)
Net gains on extinguishment of debt	—	14	—	—	14
Inter-segment revenues(2)	1	6	—	(7)	—

Total revenues	(3,148)	249	(37)	(7)	(2,943)
Interest expense	47	324	20	—	391
Loss and LAE incurred	287	—	—	—	287
Operating expenses	62	11	6	—	79
Inter-segment expense(2)	—	6	1	(7)	—

Total expenses	396	341	27	(7)	757

Income (loss) before taxes	$(3,544)	$(92)	$(64)	$—	$(3,700)

Identifiable assets	$18,336	$29,836	$1,515	$—	$49,687

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

While it is impractical for the Company to restate all revenues and expenses comprising its insurance results for prior periods, the Company is able to restate certain revenues and expenses included within the preceding table for the three months ended March 31, 2008. The following table presents those revenues and expenses that the Company is able to restate, along with comparable amounts for the three months ended March 31, 2009.

	U.S. Public Finance Insurance		Structured Finance and International Insurance
In millions	2009	2008	2009	2008
Net premiums earned (1)	$113	$67	$120	$97
Realized gains and other settlements on insured derivatives	$0	$0	$32	$34
Unrealized gains (losses) on insured derivatives	$(1)	$0	$1,610	$(3,577)
Net gains on extinguishment of debt	$—	$—	$1	$—
Interest expense	$—	$—	$55	$47

(1)	Included in insurance revenues in the preceding tables.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize the segments within the investment management services operations for the three months ended March 31, 2009 and 2008:

	Three months ended March 31, 2009
In millions	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(1)	$60	$9	$9	$—	$78
Net gains (losses) on financial instruments at fair value and foreign exchange	55	—	(9)	—	46
Net realized losses	(169)	—	—	—	(169)
Net gains on extinguishment of debt	3	—	—	—	3
Inter-segment revenues(2)	1	5	1	(2)	5

Total revenues	(50)	14	1	(2)	(37)
Interest expense	58	—	6	—	64
Operating expenses	5	9	1	—	15
Inter-segment expenses(2)	33	1	1	(2)	33

Total expenses	96	10	8	(2)	112

Income (loss) before taxes	$(146)	$4	$(7)	$—	$(149)

Identifiable assets	$8,158	$48	$2,265	$68	$10,539

	Three months ended March 31, 2008
In millions	Asset/ Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(1)	$304	$8	$43	$—	$355
Net gains (losses) on financial instruments at fair value and foreign exchange	65	—	(5)	—	60
Net realized losses	(186)	—	—	—	(186)
Net gains on extinguishment of debt	14	—	—	—	14
Inter-segment revenues(2)	2	9	2	(7)	6

Total revenues	199	17	40	(7)	249
Interest expense	284	—	40	—	324
Operating expenses	5	6	—	—	11
Inter-segment expenses(2)	9	2	2	(7)	6

Total expenses	298	8	42	(7)	341

Income (loss) before taxes	$(99)	$9	$(2)	$—	$(92)

Identifiable assets	$26,267	$41	$3,546	$(18)	$29,836

(1)	Represents the sum of third-party interest income, investment management services fees and other fees.
(2)	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three months ended March 31, 2009 and 2008.

In millions	Three months ended March 31
	2009	2008
Total premiums earned:
United States	$177	$137
United Kingdom	9	11
Europe (excluding United Kingdom)	4	9
Internationally diversified	57	17
Central and South America	9	11
Asia	4	8
Other	4	4

Total	$264	$197

Note 11: Net Insurance in Force

MBIA guarantees the payment of principal of, and interest or other amounts owing on, municipal, asset- /mortgage-backed and other non-municipal securities. Additionally, MBIA Corp. has insured CDSs primarily on pools of collateral, which it previously considered part of its core financial guarantee business. The pools of collateral are primarily made up of corporate obligations, but also include commercial and residential mortgage-backed securities-related assets. MBIA’s net insurance in force represents the aggregate amount of the insured principal of, and interest or other amounts owing on insured obligations, net of cessions to reinsurers. MBIA’s ultimate exposure to credit loss in the event of nonperformance by the issuer of the insured obligation is represented by the net insurance in force in the tables that follow.

The financial guarantees issued by MBIA provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due. The obligations are generally not subject to acceleration, except that MBIA may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. Certain guaranteed investment contracts written by MBIA Inc. and guaranteed by MBIA Corp. are terminable upon ratings downgrades, and if MBIA Inc. were to have insufficient assets to pay the termination payments, MBIA Corp. would make such payments. These amounts have been excluded in the tables that follow.

The creditworthiness of each insured obligation is evaluated prior to the issuance of insurance, and each insured obligation must comply with National and MBIA Corp.’s underwriting guidelines. Further, the payments to be made by the issuer on the bonds or notes may be backed by a pledge of revenues, reserve funds, letters of credit, investment contracts or collateral in the form of mortgages or other assets. The right to such funds or collateral would typically become National and MBIA Corp.’s upon the payment of a claim by National and MBIA Corp.

National and MBIA Corp. maintain underwriting guidelines based on those aspects of credit quality that it deems important for each category of obligation considered for insurance. For global public finance transactions these include economic and social trends, debt and financial management, adequacy of anticipated cash flow, satisfactory legal structure and other security provisions, viable tax and economic bases, adequacy of loss coverage and project feasibility. For global structured finance transactions, MBIA Corp.’s underwriting guidelines, analysis and due diligence focus on counterparty credit and operational quality. MBIA Corp. also analyzes the quality of asset pools, as well as their historical and projected performance. The strength of a structure, including legal segregation of the assets, cash flow analysis, the size and source of first loss protection, asset performance triggers and financial covenants are also reviewed. Such guidelines are subject to periodic review by a senior risk committee, which is responsible for establishing the criteria for the Company’s underwriting standards as well as maintaining the standards in its insurance operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2009, insurance in force, which represents principal and interest or other amounts owing on insured obligations, net of cessions to reinsurers, had an expected maturity range of 1-48 years. The distribution of net insurance in force by geographic location, excluding $6.2 billion and $8.5 billion relating to transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies as of March 31, 2009 and December 31, 2008, respectively, is presented in the following table:

	As of March 31, 2009		As of December 31, 2008
Geographic Location In billions	Net Insurance In Force	% of Net Insurance In Force	Net Insurance In Force	% of Net Insurance In Force
California	$160.9	13.8%	$163.6	13.7%
New York	85.6	7.3%	86.3	7.2%
Florida	67.1	5.7%	68.0	5.7%
Texas	54.7	4.7%	56.4	4.7%
Illinois	50.8	4.3%	51.8	4.3%
New Jersey	39.8	3.4%	40.5	3.4%
Pennsylvania	32.2	2.8%	32.9	2.7%
Washington	30.0	2.6%	30.5	2.5%
Michigan	26.7	2.3%	27.0	2.3%
Massachusetts	23.0	2.0%	24.0	2.0%

Subtotal	570.8	48.9%	581.0	48.5%
Nationally diversified	172.1	14.7%	178.5	14.9%
Other states	312.2	26.8%	319.8	26.7%

Total United States	1,055.1	90.4%	1,079.3	90.1%

Internationally diversified	40.8	3.5%	43.9	3.6%
Country specific	71.7	6.1%	75.1	6.3%

Total Non-United States	112.5	9.6%	119.0	9.9%

Total	$1,167.6	100.0%	$1,198.3	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The net insurance in force by type of bond, excluding transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies, is presented in the following table:

	As of March 31, 2009		As of December 31, 2008
Bond Type In billions	Net Insurance In Force	% of Net Insurance In Force	Net Insurance In Force	% of Net Insurance In Force
Global Public Finance—United States:
General obligation	$384.6	32.9%	$391.3	32.6%
Municipal utilities	159.6	13.7%	162.8	13.6%
Tax-backed	110.4	9.5%	111.9	9.3%
Transportation	91.7	7.9%	93.0	7.8%
Higher education	49.4	4.2%	50.5	4.2%
Health care	31.5	2.7%	34.6	2.9%
Military housing	21.6	1.9%	21.7	1.8%
Investor-owned utilities(1)	15.6	1.3%	15.8	1.3%
Municipal housing	14.1	1.2%	15.0	1.3%
Student loans	6.6	0.6%	7.0	0.6%
Other(2)	4.0	0.3%	4.4	0.4%

Total United States	889.1	76.2%	908.0	75.8%

Global Public Finance—Non-United States:
International Utilities	18.0	1.5%	18.6	1.6%
Sovereign and sub-sovereign(3)	16.9	1.4%	17.3	1.4%
Transportation	12.4	1.1%	14.1	1.2%
Local governments(4)	0.4	0.1%	0.9	0.1%
Municipal housing	0.2	0.0%	0.2	0.0%
Health care	0.1	0.0%	0.1	0.0%
Higher education	0.1	0.0%	0.1	0.0%

Total Non-United States	48.1	4.1%	51.3	4.3%

Total Global Public Finance	937.2	80.3%	959.3	80.1%

Global Structured Finance—United States:
Collateralized debt obligations(5)	97.1	8.3%	98.3	8.2%
Mortgage-backed residential	27.1	2.3%	28.6	2.4%
Mortgage-backed commercial	0.7	0.1%	0.7	0.1%
Consumer asset-backed:
Auto loans	6.0	0.5%	6.8	0.6%
Student loans	2.8	0.2%	2.8	0.2%
Manufactured housing	2.6	0.2%	2.7	0.2%
Other consumer asset-backed	0.8	0.1%	0.9	0.1%
Corporate asset backed:
Operating assets:
Aircraft portfolio lease securitizations	3.1	0.3%	3.2	0.3%
Rental car fleets	2.9	0.2%	3.1	0.3%
Secured airline equipment securitization (EETC)	3.0	0.3%	3.1	0.3%
Other operating assets	1.6	0.1%	1.6	0.1%
Structured insurance securitizations	9.2	0.8%	10.0	0.8%
Franchise assets	1.4	0.1%	1.5	0.1%
Intellectual property	4.0	0.4%	4.1	0.3%
Other corporate asset-backed	3.7	0.3%	3.9	0.3%

Total United States	166.0	14.2%	171.3	14.3%

Global Structured Finance—Non-United States:
Collateralized debt obligations(5)	38.7	3.3%	40.2	3.3%
Mortgage-backed residential	7.8	0.7%	8.5	0.7%
Mortgage-backed commercial	5.0	0.4%	6.2	0.5%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	As of March 31, 2009		As of December 31, 2008
Bond Type In billions	Net Insurance In Force	% of Net Insurance In Force	Net Insurance In Force	% of Net Insurance In Force
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	2.0	0.2%	2.1	0.2%
Secured airline equipment securitization (EETC)	0.4	0.0%	0.4	0.0%
Structured insurance securitizations	0.1	0.0%	0.1	0.0%
Franchise assets	1.2	0.1%	1.2	0.1%
Intellectual property	0.6	0.1%	0.8	0.1%
Future flow	2.6	0.2%	2.9	0.2%
Other corporate asset-backed	6.0	0.5%	5.3	0.5%

Total Non-United States	64.4	5.5%	67.7	5.6%

Total Global Structured Finance	230.4	19.7%	239.0	19.9%

Total	$1,167.6	100.0%	$1,198.3	100.0%

(1)	Includes Investor owned utilities, industrial development and pollution control revenue bonds.
(2)	Includes certain non-profit enterprises and stadium related financing.
(3)	Includes Regions, Departments or their equivalent in each jurisdiction as well as sovereign owned entities that are supported by a Sovereign State, Region or Department
(4)	Includes municipal owned entities backed by sponsoring local government.
(5)

Includes transactions (represented by structured pools of primarily investment grade corporate credit risks or commercial real estate assets) that do not include typical collateralized debt obligation (“CDO”) structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

The insurance operations have entered into certain guarantees of derivative contracts, included in the preceding tables, which do not qualify for the financial guarantee scope exception under SFAS 133. MBIA generally guarantees the timely payment of principal and interest related to these derivatives upon the occurrence of a credit event with respect to a referenced obligation. The maximum amount of future payments that MBIA may be required to make under these guarantees is $132 billion. This amount is net of $24 billion of insured derivatives ceded under reinsurance agreements and capital market transactions in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives. MBIA’s guarantees of derivative contracts have a legal maximum maturity range of 1-87 years. A small number of insured credit derivative contracts have long-dated maturities, which comprise the longest maturity dates of the underlying collateral. However, the expected maturities of such contracts are much shorter due to amortizations and prepayments in the underlying collateral pools. In accordance with SFAS 133, the fair values of these guarantees at March 31, 2009 are recorded on the balance sheet as assets and liabilities, representing gross gains and losses, of $726 million and $4.6 billion, respectively. These derivative contracts are discussed further in “Note 6: Derivative Instruments.”

MBIA may hold recourse provisions with third parties in derivative transactions through both reinsurance and subrogation rights. MBIA’s reinsurance arrangements provide that should MBIA pay a claim under a guarantee of a derivative contract, then MBIA could collect amounts from any reinsurers that have reinsured the guarantee on either a proportional or non-proportional basis, depending upon the underlying reinsurance agreement. MBIA may also have recourse through subrogation rights whereby if MBIA makes a claim payment, it is entitled to any rights of the insured counterparty, including the right to any assets held as collateral.

MBIA Corp. has also issued guarantees of certain obligations issued by its investment management affiliates that are not included in the previous tables. These guarantees take the form of insurance policies issued by MBIA Corp. on behalf of the investment management services affiliates. Should one of these affiliates default on its insured obligations, MBIA Corp. will be required to pay all scheduled principal and interest amounts outstanding. As of March 31, 2009, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees is $6.2 billion. These guarantees, which have a maximum maturity range of 1-39 years, were entered into on an arm’s length basis and are fully collateralized by marketable securities. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Reinsurance

Ceded Exposure

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. MBIA reinsures exposure to other insurance companies under various treaty and facultative reinsurance contracts, both on a proportional and non-proportional basis. In the event that any or all of the reinsurers are unable to meet their obligations, MBIA would be liable for such defaulted amounts. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced.

The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. MBIA will continue to evaluate its use of reinsurance during 2009, which may result in future portfolio commutations from reinsurers.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of March 31, 2009, the total amount available under these letters of credit and trust arrangements was $784 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

The aggregate amount of insurance in force ceded by MBIA to reinsurers under reinsurance agreements was $73.6 billion and $76.2 billion as of March 31, 2009 and December 31, 2008, respectively. The distribution of ceded insurance in force by geographic location is presented in the following table:

	As of March 31, 2009		As of December 31, 2008
Geographic Location In billions	Ceded Insurance In Force	% of Ceded Insurance In Force	Ceded Insurance In Force	% of Ceded Insurance In Force
California	$5.8	7.9%	$5.9	7.7%
New York	3.2	4.3%	3.1	4.1%
Massachusetts	2.0	2.7%	2.1	2.8%
Colorado	1.8	2.5%	1.8	2.4%
Puerto Rico	1.6	2.2%	1.7	2.2%
New Jersey	1.6	2.1%	1.6	2.1%
Texas	1.5	2.1%	1.7	2.2%
Illinois	1.5	2.0%	1.5	2.0%
Florida	1.4	1.9%	1.4	1.8%
Washington	0.7	1.0%	0.8	1.0%

Subtotal	21.1	28.7%	21.6	28.3%
Nationally diversified	19.8	26.9%	20.4	26.8%
Other states	9.0	12.2%	9.3	12.2%

Total United States	49.9	67.8%	51.3	67.3%

Internationally diversified	11.4	15.5%	12.1	15.9%
Country specific	12.3	16.7%	12.8	16.8%

Total Non-United States	23.7	32.2%	24.9	32.7%

Total	$73.6	100.0%	$76.2	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The distribution of ceded insurance in force by type of bond is presented in the following table:

	March 31, 2009		December 31, 2008
Bond Type In billions	Ceded Insurance In Force	% of Ceded Insurance In Force	Ceded Insurance In Force	% of Ceded Insurance In Force
Global Public Finance—United States:
General obligation	$8.6	11.7%	$8.8	11.6%
Municipal utilities	5.2	7.1%	5.3	7.0%
Tax-backed	3.4	4.6%	3.5	4.6%
Transportation	6.5	8.8%	6.6	8.7%
Health care	3.0	4.1%	3.3	4.3%
Higher education	1.1	1.4%	1.1	1.4%
Municipal housing	0.4	0.5%	0.5	0.7%
Military housing	0.5	0.7%	0.5	0.7%
Investor-owned utilities(1)	0.8	1.2%	0.8	1.0%
Student loans	0.3	0.4%	0.3	0.4%
Other(2)	0.2	0.3%	0.2	0.2%

Total United States	30.0	40.8%	30.9	40.6%

Global Public Finance—Non-United States:
Sovereign & sub-sovereign(3)	3.4	4.6%	3.2	4.2%
Transportation	2.8	3.8%	3.2	4.2%
International Utilities	2.8	3.8%	2.9	3.8%
Local governments(4)	0.4	0.6%	0.6	0.8%
Municipal housing	0.0	0.0%	0.0	0.0%
Health care	0.1	0.1%	0.1	0.1%
Higher education	0.0	0.0%	0.0	0.0%

Total Non-United States	9.5	12.9%	10.0	13.1%

Total Global Public Finance	39.5	53.7%	40.9	53.7%

Global Structured Finance—United States:
Collateralized debt obligations(5)	14.3	19.4%	14.4	18.9%
Mortgage-backed residential	1.2	1.7%	1.2	1.6%
Mortgage-backed commercial	0.0	0.0%	0.0	0.0%
Consumer asset-backed:
Auto loans	0.4	0.6%	0.4	0.5%
Student loans	0.2	0.3%	0.2	0.3%
Manufactured housing	0.1	0.1%	0.1	0.1%
Other consumer asset-backed	0.1	0.1%	0.1	0.1%
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	0.5	0.7%	0.5	0.7%
Rental car fleets	0.6	0.8%	0.7	0.9%
Secured airline equipment securitization (EETC)	0.8	1.1%	0.9	1.2%
Other operating assets	0.1	0.1%	0.1	0.1%
Structured insurance securitizations	1.3	1.8%	1.5	2.0%
Franchise assets	0.1	0.1%	0.1	0.1%
Intellectual property	0.1	0.1%	0.1	0.1%
Other corporate asset-backed	0.1	0.1%	0.2	0.3%

Total United States	19.9	27.0%	20.5	26.9%

Global Structured Finance-Non-United States:
Collateralized debt obligations(3)	9.9	13.5%	10.2	13.4%
Mortgage-backed residential	0.3	0.4%	0.4	0.5%
Mortgage-backed commercial	0.8	1.1%	0.9	1.2%
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	0.4	0.5%	0.4	0.6%
Secured airline equipment securitization (EETC)	0.0	0.0%	0.0	0.0%
Structured insurance securitizations	0.0	0.0%	0.0	0.0%
Franchise assets	0.1	0.1%	0.1	0.1%
Intellectual property	0.1	0.1%	0.1	0.1%
Future flow	0.9	1.3%	1.0	1.3%
Other corporate asset-backed	1.7	2.3%	1.7	2.2%

Total Non-United States	14.2	19.3%	14.8	19.4%

Total Global Structured Finance	34.1	46.3%	35.3	46.3%

Total	$73.6	100.0%	$76.2	100.0%

(1)	Includes investor owned utilities, industrial development and pollution control revenue bonds.
(2)	Includes certain non-profit enterprises and stadium related financing.
(3)	Includes Regions, Departments or their equivalent in each jurisdiction as well as sovereign owned entities that are supported by a Sovereign State, Region or Department.
(4)	Includes municipal owned entities backed by sponsoring local government.
(5)

Includes transactions (represented by structured pools of primarily investment grade corporate credit risks or commercial real estate assets) that do not include typical CDO structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2009, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $53.4 billion. The following table presents the credit ratings and ratings status, percentage of outstanding par ceded, the reinsurance recoverable, derivative asset, and estimated credit impairments by reinsurer as of March 31, 2009. Estimated credit impairments represent the reinsurers’ portion of amounts the Company expects to pay on insured derivative contracts.

Reinsurers In millions	Standard & Poor’s Rating (Status)		Moody’s Rating (Status)		Percentage of Total Par Ceded	Reinsurance Recoverable	Derivative Asset	Estimated Credit Impairments on Insured Derivatives
Channel Reinsurance Ltd.	N/R	(2)	RWR	(3)	67.45%	$19	$660	$208
Assured Guaranty Corp.	AAA (Stable)		Aa2 (Stable)		12.03%	10	—	—
Mitsui Sumitomo Insurance Company Ltd.	AA (Negative Outlook)		Aa3 (Stable)		7.07%	14	55	3
Ambac Assurance Corporation	A (Negative Outlook)		Ba3 (Developing)		5.30%	1	—	—
Swiss Reinsurance Company	A+ (Stable)		A1 (Negative Outlook)		4.11%	20	3	—
Assured Guaranty Re Ltd.	AA (Stable)		Aa3 (Stable)		1.39%	2	1	—
Syncora Guarantee Re Ltd.	CC (Negative Outlook)		Ca (Developing)		0.64%	—	1	—
Export Development Corporation	AAA (Stable)		Aaa (Stable)		0.56%	—	—	—
Overseas Private Investment Corporation	AAA (Stable)		Aaa (Stable)		0.51%	—	—	—
Old Republic Insurance Company	A+ (Negative Outlook)		Aa3 (Stable)		0.40%	1	—	—
Other(1)	CC or above		Ca or above		0.49%	2	—	—
Not Currently Rated					0.05%	—	—	—

Total					100.00%	$69	$720	$211

(1)	Several reinsurers within this category are not rated by Moody’s.
(2)	Not rated.
(3)	Rating withdrawn.

MBIA owns a 17.4% equity interest in Channel Re. In March 2009, Moody’s downgraded Channel Re to B3 with a negative outlook and the rating was subsequently withdrawn. In March 2009, S&P downgraded Channel Re to BB+ and the rating was subsequently withdrawn. As of March 31, 2009, the Company expects Channel Re to continue to report negative shareholders’ equity on a GAAP basis primarily due to unrealized losses on its insured credit derivatives based on fair value accounting. As of March 31, 2009, the fair value of the derivative assets related to credit derivatives ceded to Channel Re was $660 million and the reinsurance recoverable from Channel Re was $19 million. In determining the fair value of its derivative assets, MBIA considered the credit risk of Channel Re and, as a result, MBIA reduced its derivative asset by $40 million to reflect this credit risk. The amount reported in the preceding table reflects this reduction. After considering the credit risk of Channel Re in fair valuing its derivative assets, the Company believes Channel Re has sufficient liquidity supporting its business to fund amounts due to MBIA. In performing its assessment, MBIA determined that cash and investments, inclusive of approximately $524 million that Channel Re had on deposit in trust accounts for the benefit of MBIA as of March 31, 2009, and borrowing facilities available to Channel Re were in excess of MBIA’s exposure to Channel Re. Although the trust accounts limit the potential for Channel Re to default on its obligations to MBIA, there can be no assurance that Channel Re will not default on its obligations to MBIA that exceed the amounts already held in the trust accounts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Several of MBIA’s other financial guarantee reinsurers, including Ambac Assurance Corporation, Assured Guaranty Corp., Assured Guaranty Re Ltd., Old Republic Insurance Co., Swiss Reinsurance Company, Syncora Guarantee Re Ltd. and Syncora Guarantee Inc. (formerly known as XL Financial Assurance and XL Capital Assurance), have had their credit ratings either downgraded or put on negative watch by one or more of the major rating agencies between December 2007 and March 2009. Although there was no material impact on the Company for any of the rating agency actions through March 2009 relating to these reinsurers, a further downgrade of one or more of these reinsurers could require the establishment of reserves against any receivables due from the reinsurers.

Premium Summary

The components of financial guarantee net premiums written and earned, including premiums assumed from and ceded to other companies, are presented in the following table:

	Three months ended March 31
	2009		2008
In millions	Written	Earned	Written	Earned
Direct	$(35)	$240	$123	$188
Assumed	(3)	29	2	3

Gross	(38)	269	125	191
Ceded	(1)	(36)	(19)	(27)

Net before elimination	(39)	233	106	164
Elimination(1)	(4)	(4)	(9)	(9)

Net	$(43)	$229	$97	$155

(1)	Represents eliminations of intercompany premiums.

For the three months ended March 31, 2009 and 2008, recoveries received under reinsurance contracts totaled $26 million and $8 million, respectively. Ceding commissions received from reinsurers, before deferrals and net of return ceding commissions were $4 million and $6 million for the three months ended March 31, 2009 and 2008, respectively.

Note 13: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended March 31, 2009 and March 31, 2008, there were 6,847,654 and 6,240,760, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	Three months ended March 31
$ in millions except per share amounts	2009	2008
Net income (loss)	$701	$(2,407)

Net income (loss) available to common shareholders	$697	$(2,407)

Basic weighted-average shares(1)	208,504,957	186,319,894
Effect of common stock equivalents:
Stock options	—	—
Restricted stock and units	—	—

Diluted weighted-average shares	208,504,957	186,319,894

Basic EPS:
Net income (loss)	$3.34	$(12.92)

Diluted EPS:
Net income (loss)	$3.34	$(12.92)

(1)	Includes 4,670,253 and 1,610,934 for the three months ended March 31, 2009 and 2008, respectively, of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents.

Note 14: Commitments and Contingencies

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

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that plaintiffs’ claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. On November 12, 2008, the United States Court of Appeals for the Second Circuit affirmed the Court’s dismissal on statute of limitations grounds, but remanded the case to allow the plaintiffs to file an amended complaint. The Second Consolidated Amended Class Action Complaint was filed on February 18, 2009. The defendants filed their renewed motion to dismiss on April 17, 2009.

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re. MBIA, Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff the Teachers’ Retirement System of Oklahoma seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. Defendants’ motion to dismiss is fully briefed. No oral argument has been scheduled to date.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

On July 23, 2008, the City of Los Angeles filed two complaints in the Superior Court of the State of California for the County of Los Angeles against the Company and others. The first, against the Company, AMBAC Financial Group, Inc., XL Capital Assurance Inc., ACA Financial Guaranty Corp., Financial Guaranty Insurance Company, and CIFG Assurance North America, Inc., alleged (i) participation in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance and (ii) participation in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and a failure adequately to disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence, and negligent misrepresentation. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, San Francisco County, by the City of Stockton on July 23, 2008, by the City of Oakland on August 28, 2008, by the City of San Francisco on October 8, 2008, by the County of San Mateo on October 23, 2008, by the County of Alameda on October 30, 2008, by the City of Los Angeles Department of Water and Power on December 31, 2008, by the Sacramento Municipal Utility District on December 31, 2008, and by the City of Sacramento on January 6, 2009. These cases are in the process of being coordinated as Ambac Bond Insurance Cases in San Francisco Superior Court (Judicial Council Coordination Proceeding No. 4555). On April 8, 2009, The Olympic Club filed a complaint against the Company in the Superior Court of the State of California, County of San Francisco, making similar allegations of participation in risky financial transactions in other lines of business that allegedly damaged the Company’s financial condition, and of a failure adequately to disclose the impact of those transactions on the Company’s financial condition. These allegations form the predicate for the same five common law causes of action as those in the Ambac Bond Insurance Cases, as well as a California unfair competition cause of action. The Olympic Club did not include an antitrust cause of action. The Company will petition to coordinate this case with the Ambac Bond Insurance Cases.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The City of Los Angeles’s second complaint named as defendants certain other financial institutions as well as bond insurers, including the Company, AMBAC Financial Group, Inc., Financial Security Assurance, Inc., Financial Guaranty Insurance Company and Security Capital Assurance Inc., and alleged fraud and violations of California’s antitrust laws through bid-rigging in the sale of municipal derivatives to municipal bond issuers. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, Los Angeles County, by the County of San Diego on August 28, 2008, and in Superior Court, San Francisco County, by the City of Stockton on July 23, 2008, by the County of San Mateo on October 7, 2008, and by the County of Contra Costa on October 8, 2008. The City of Los Angeles and City of Stockton actions were removed to federal court and transferred by order dated November 26, 2008, to the Southern District of New York for inclusion in the multidistrict litigation In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950; the San Diego County, San Mateo County, and Contra Costa County actions were removed to federal court and transferred to the Southern District of New York for inclusion in that proceeding by order dated February 4, 2009.

On September 30, 2008, MBIA Corp. commenced an action in the New York State Supreme Court against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleges fraudulent conduct in the origination and sale of home equity loans included in MBIA Corp.-backed securitizations of pools of home equity loans and breaches of both Countrywide’s representations and warranties and its contractual obligation to cure or repurchase ineligible loans as well as its sales and servicing obligations, among other things. In addition, on October 15, 2008, MBIA Corp. commenced an action in the United States District Court for the Southern District of New York against Residential Funding Company, LLC (“RFC”). On December 5, 2008, a notice of voluntary dismissal without prejudice was filed in the Southern District of New York and the complaint was re-filed in the Supreme Court of the State of New York, New York County. The complaint alleges that RFC fraudulently induced MBIA Corp. to provide financial guarantee policies with respect to five RFC closed-end home equity second-lien and HELOC securitizations, and that RFC breached its contractual representations and warranties, as well as its obligation to repurchase ineligible loans, among other things. There can be no assurance that the Company will prevail in either the Countrywide or RFC actions.

On March 11, 2009, a complaint was filed in the United States District Court of the Southern District of New York against the Company and its subsidiaries, MBIA Corp. and National, entitled Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (S.D.N.Y.). The lead plaintiffs, Aurelius Capital Master, Ltd., Aurelius Capital Partners, LP, Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P., and Fir Tree Mortgage Opportunity Master Fund, L.P., purport to be acting as representatives for a class consisting of all holders of securities, instruments, or other obligations for which MBIA Corp., before February 18, 2009, issued financial guarantee insurance other than United States municipal/governmental bond securities. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries (the “Transactions”), which were approved by the New York State Department of Insurance, constituted fraudulent conveyances under §§ 273, 274 and 276 of New York Debtor and Creditor Law and a breach of the implied covenant of good faith and fair dealing under New York common law. The Complaint seeks, inter alia, (a) a declaration that the alleged fraudulent conveyances are null and void and set aside, (b) a declaration that National is responsible for the insurance polices issued by MBIA Insurance Corporation up to February 17, 2009, and (c) an award of damages in an unspecified amount together with costs, expenses and attorneys’ fees in connection with the action. Defendants filed their motion to dismiss on May 6, 2009.

On April 6, 2009, a complaint was filed in the Court of Chancery for the State of Delaware against two subsidiaries of the Company, MBIA Corp. and National, entitled Third Avenue Trust and Third Avenue Variable Series Trust v. MBIA Insurance Corp. and MBIA Insurance Corp. of Illinois, CA 4486-UCL. Plaintiffs allege that they are holders of approximately $400 million of surplus notes issued by MBIA Corp. (for purposes of this section, the “Notes”) in January 2008. The complaint alleges (Count I) that certain of the Transactions breached the terms of the Notes and the Fiscal Agency Agreement dated January 16, 2008 pursuant to which the Notes were issued. The complaint also alleges that certain transfers under the Transactions were fraudulent in that they allegedly left MBIA Corp. with “unreasonably small capital” (Count II), “insolvent” (Count III), and were made with an “actual intent to defraud” (Count IV). The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions (b) declaring that the Transactions constituted a fraudulent conveyance, and (c) damages in an unspecified amount. Defendants filed their motion to dismiss on April 27, 2009.

On April 30, 2009, MBIA Corp. and LaCrosse Financial Products (for purposes of this paragraph, collectively, “MBIA”) commenced an action in the Supreme Court of the State of New York against Merrill Lynch, Pierce, Fenner and Smith, Inc. and Merrill Lynch International (collectively, “Merrill”). The complaint seeks damages in an as yet indeterminate amount believed to be in excess of several hundred million dollars arising from alleged misrepresentations and breaches of contract in connection with eleven CDS contracts pursuant to which MBIA wrote protection in favor of Merrill and other parties on a total of $ 5.7 billion in CDOs arranged and marketed by Merrill. The complaint also seeks rescission of the $2.7 billion worth of CDS contracts and related insurance policies MBIA entered into directly with Merrill.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Note 15: Subsequent Events

Commitments and Contingencies

Refer to “Note 14, Commitments and Contingencies” for information about legal proceedings that commenced after March 31, 2009.

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

•	significant fluctuations in liquidity and asset values within the global credit markets;

•	our ability to fully implement our Strategic Plan, including our ability to achieve high stable ratings for each of our businesses and compete for new business;

•	further changes in the Company’s credit ratings;

•	further deterioration in the economic environment and financial markets in the United States or abroad, particularly with regard to credit spreads, interest rates and foreign currency levels;

•	competitive conditions for bond insurance, including potential entry into the public finance market of a national insurer of municipal bonds;

•	legislative, regulatory or political developments;

•	technological developments;

•	changes in tax laws;

•	the effects of mergers, acquisitions and divestitures; and

•	uncertainties that have not been identified at this time.

The above factors and other factors that could affect our financial performance and business are discussed under “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company undertakes no obligation to publicly correct or update any forward-looking statement if it later becomes aware that such result is not likely to be achieved.

EXECUTIVE OVERVIEW

Business Description

MBIA operates the largest financial guarantee insurance business in the industry. MBIA also maintains an asset/liability management program and provides asset management and other specialized financial services. Beginning in 2009, these activities are managed through three principal business operations: U.S. public finance insurance, structured finance and international insurance, and investment management services. Corporate operations include revenues and expenses that arise from general corporate activities.

MBIA’s financial guarantee business is operated through two subsidiaries, National Public Finance Guarantee Corporation (“National”) and MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). In February 2009, after receiving the required regulatory approvals, MBIA established and capitalized National as a U.S. public finance-only financial guarantor. In connection with this establishment, MBIA Insurance Corporation paid dividends and returned capital to MBIA Inc. and entered into a reinsurance agreement and an assignment agreement with National, the latter of which was with respect to financial guarantee insurance policies that had been reinsured from Financial Guaranty Insurance Company (“FGIC”). As a result, the Company established its U.S. public finance insurance business as a separate operating segment. Refer to MBIA Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for information about these changes to our business and legal entity structure.

U.S. Public Finance Insurance Operations

As described above, since February 2009, our U.S. public finance insurance business has been conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has the right at its discretion to accelerate insured obligations upon default or otherwise, upon National’s acceleration. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities

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

National’s insurance portfolio principally comprises exposure assumed by National under the previously disclosed quota share reinsurance agreement it entered into with MBIA Insurance Corporation effective January 1, 2009 pursuant to which MBIA Insurance Corporation ceded all of its U.S. public finance exposure to National and under the assignment by MBIA Insurance Corporation of its rights and obligations with respect to the U.S. public finance business that MBIA Insurance Corporation assumed from FGIC.

Structured Finance and International Insurance Operations

MBIA’s structured finance and international insurance operations have been principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event MBIA Corp. has the right at its discretion to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain investment agreement contracts written by MBIA Inc. and insured by MBIA Corp. are terminable upon ratings downgrades, and if MBIA Inc. were to have insufficient assets to pay amounts due upon termination, MBIA Corp. would make such payments. Additionally, insurance policies include payments due under credit and other derivatives, including termination payments that may become due upon certain events including the insolvency or payment default of MBIA Corp.

MBIA Corp.’s guarantees insure structured finance and asset-backed obligations, privately issued bonds used for the financing of public purpose projects, which are primarily located outside of the U.S. and that include toll roads, bridges, airports, public transportation facilities and other types of infrastructure projects serving a substantial public purpose, and obligations of sovereign and sub-sovereign issuers. Structured finance and asset-backed securities (“ABSs”) typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, leases for equipment, aircraft and real property, and infrastructure projects.

In certain cases, the Company may be required to consolidate entities established as part of securitizations when it insures the assets or liabilities of those entities and in connection with remediations or renegotiations of policies. These entities typically meet the definition of a variable interest entity (“VIE”) under Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.” We do not believe there is any difference in the risks and profitability of financial guarantees provided to VIEs compared with other financial guarantees written by the Company. Additional information relating to VIEs is contained in the “Variable Interest Entities” section included herein.

Investment Management Services Operations

MBIA’s investment management services operations include an asset/liability management business, in which it has issued debt and investment agreements, which are insured by MBIA Corp., to capital markets and municipal investors and then initially purchased assets that largely matched the duration of those liabilities. The ratings downgrades of MBIA Corp. have resulted in the termination and collateralization of certain investment agreements and, together with the rising cost and declining availability of funding and illiquidity of many asset classes, have significantly adversely affected this business. Our investment management services operations also provide cash management, discretionary asset management and structured products to the public, not-for-profit, corporate and financial sectors.

Credit Ratings

The current financial strength ratings of National, MBIA Insurance Corporation and MBIA Inc. are summarized below:

Agency	Rating / Outlook
	National	MBIA Insurance Corporation	MBIA Inc.
S&P	AA- /Creditwatch developing	BBB+ /Negative outlook	BB+ /Negative outlook
Moody’s	Baa1 /Review for upgrade	B3 / Developing outlook	Ba1 /Developing outlook
Fitch	Withdrawn	Withdrawn	Withdrawn

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights

For the quarter ended March 31, 2009, we recorded net income of $701 million, or $3.34 per share after adjusting for preferred stock dividends of MBIA Insurance Corporation, as compared with a net loss of $2.4 billion, or $12.92 per share, for the quarter ended March 31, 2008.

Consolidated revenues in the first quarter of 2009 were $1.9 billion compared with a loss of $2.9 billion in the first quarter of 2008. The increase in our consolidated revenues reflects an unrealized gain on insured credit derivatives of $1.6 billion within our insurance operations compared with an unrealized loss of $3.6 billion in the first quarter of 2008. Insurance premiums earned increased 47% in the first quarter of 2009 due to increases in both scheduled and refunded premium earnings. Net investment income decreased 63% resulting primarily from lower asset balances within the asset/liability products segment of our investment management services operations.

Consolidated expenses in the first quarter of 2009 were $944 million compared with $757 million in the first quarter of 2008. The increase in our consolidated expenses reflects an increase in loss and loss adjustment expenses (“LAE”) related principally to our residential mortgage-backed insured exposure, partially offset by a decrease in interest expense due to the decline in outstanding debt within our investment management services operations over the last several quarters.

Our consolidated book value (total shareholders’ equity) was $1.6 billion as of March 31, 2009, increasing 60% from $1.0 billion as of December 31, 2008. Our consolidated book value per share as of March 31, 2009 was $7.76, reflecting a 62% increase from $4.78 as of December 31, 2008.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. (“SFAS”) 163, “Accounting for Financial Guarantee Insurance Contracts.” Upon the adoption of SFAS 163, the Company recorded a cumulative transition adjustment of $55 million, net of tax, as an increase to its beginning retained earnings balance as of January 1, 2009. The cumulative transition adjustment resulted from changes in the manner in which the Company records financial guarantee insurance premiums and losses, as prescribed by SFAS 163. Refer to the “Recent Accounting Pronouncement” section included herein for further information about the effects of adopting SFAS 163 on our financial statements.

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

Loss and Loss Adjustment Expenses

Loss and LAE reserves are established by National’s and MBIA Corp.’s respective Loss Reserve Committee and reviewed by our executive Loss Reserve Committee, which consists of members of senior management. This estimate requires the use of judgment and estimates with respect to the occurrence, timing and amount of a loss on an insured obligation. Loss and LAE reserves relate only to MBIA’s non-derivative financial guarantees.

In connection with the Company’s adoption of SFAS 163, beginning January 1, 2009, the Company no longer recognizes an unallocated loss reserve for losses that have occurred or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. Therefore, the Company’s Loss and LAE reserves as of March 31, 2009 only represent case basis reserves established in accordance with SFAS 163 and accruals for LAE incurred. Case basis reserves represent the Company’s estimate of expected losses on credits that have defaulted or are expected to default. Refer to “Note 2: Significant Accounting Policies” and “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a description of the Company’s accounting for insurance losses under SFAS 163 and the impact of the adoption of SFAS 163 on the Company’s financial statements.

Upon adopting SFAS 163 and recognizing the cumulative effect of initially applying SFAS 163, the Company reduced its unallocated loss reserve to zero from $232 million as of December 31, 2008 and correspondingly increased its retained earnings balance as of January 1, 2009 on an after-tax basis by $151 million. As of March 31, 2009, the Company reported total loss and LAE reserves, net

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

of reinsurance, of $1.5 billion, representing 0.14% of its outstanding non-derivative net debt service insured of $1.0 trillion. We believe that these reserves are adequate to cover ultimate net losses. Given that the reserves are based on estimates and assumptions, there can be no assurance that ultimate losses will not exceed such estimates resulting in the Company recognizing additional loss and LAE in earnings.

Case Basis Reserves

A number of variables are taken into account in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligation, the projected cash flow or market value of any assets that support the insured obligation, and the historical and projected loss rates on such assets. Factors that may affect the actual ultimate realized losses for any policy include economic conditions and trends, changes in interest rates, rates of inflation, changes in borrower behavior, and the default rate and salvage values of specific collateral.

In establishing case basis loss reserves, we calculate the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and expected term of such net payments. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of our loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. If the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of March 31, 2009. For example, a higher discount rate would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. However, we believe that the discount rates used represent the most appropriate risk-free rates for present valuing our case basis loss reserves, as these rates are commonly used throughout financial markets.

In the first three months of 2009, additions to case basis reserves totaled $692 million, of which $645 million related to our RMBS exposure. Gross additions to case basis reserves of $862 million were partially offset by the establishment of salvage and subrogation receivables and collections totaling $170 million as of March 31, 2009. Salvage and subrogation from our RMBS exposure principally relate to the reimbursement of losses from excess spread within transactions. Refer to “Loss and Loss Adjustment Expenses” included in the Results of Operations section herein for further information regarding case basis reserve activity.

RMBS Reserves

In determining the RMBS case basis reserves recorded in the first three months of 2009, which relate to RMBS backed by home equity lines of credit (“HELOCs”) and closed-end second mortgages (“CES”), the Company employed a multi-step process using a database of loan level information which allowed the Company to determine borrower payment status, including delinquencies and charge-offs. The Company relied upon this database to determine the likelihood of a delinquent loan being charged off. The information was then used in conjunction with a proprietary internal cash flow model and a commercially available model to estimate expected ultimate cumulative losses to our insured bonds. The “Current Roll to Loss” approach, described below, was used for estimating expected future defaults for loans that are current (not delinquent).

The following are the principal assumptions used with respect to the underlying loans to determine the expected losses on our insured RMBS transactions:

•

We assumed that loans reported as delinquent as of February 28, 2009 would default during the following six months at an assumed default rate based on the number of days that the loan was delinquent at such time (the “Roll Rate Default Methodology”).

•

The Roll Rate Default Methodology involves reviewing on a transaction-specific basis the percentage of 30-59 and 60-89 day delinquent loans that became 90 days delinquent (“Roll to Loss”). Generally, the rates of Roll to Loss are calculated for the previous three months and averaged. The Company made the assumption that 100% of the 90 or more days delinquent loans would result in a loss. The Roll to Loss was then applied to the amounts in the respective delinquency buckets based upon delinquencies as of February 28, 2009 to eliminate all delinquencies as of the current reporting period.

•

For loans that are current (not delinquent), we derived the “Current Roll to Loss” rates by multiplying the percentage of loans in the 30-59 bucket and the Roll to Loss rates for the 30-59 delinquency bucket. We applied this percentage each month going forward to the remaining current pool balance to project future losses. For example, if 10% of the loans in the pool are in the 30-59 delinquency bucket and the transaction’s performance suggests that 30% of those loans will be

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

charged off, the Current Roll to Loss rate for the transaction is 3%. Our model would assume that 3% of the performing loans are charged off every month for the period of elevated losses beyond the next six months. After the elevated loss period, we assume that the Current Roll to Loss rate will reduce linearly to 25% of its original value over six months (i.e. 3% will linearly reduce to 0.75% over six months). The terminal roll rate for the life of the deal will be 0.75% for the life of the collateral.

•

We have run various elevated default period duration scenarios when determining loss reserves. Our increased loss expectations for the first quarter of 2009 resulted from the combination of higher delinquent loans in the pipeline and the anticipation that the elevated loss period will extend to at least late 2009.

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

The assumptions and cash flow structure referenced above resulted in a forecasted cumulative collateral loss that was added to existing actual cumulative collateral losses. The resulting estimated net claims on MBIA’s insurance policies were discounted to a net present value reflecting MBIA’s obligation to pay claims over time and not on an accelerated basis. The above assumptions represent MBIA’s best estimates of how transactions will perform over time.

We monitor portfolio performance on a monthly basis against projected performance, reviewing delinquencies, roll rates, prepayment rates (including voluntary and involuntary) and default rate trends. In the event of a material deviation in actual performance from projected performance, we would increase or decrease our case basis reserves quarterly accordingly. If defaults and losses remained at the peak levels we are modeling for six months longer than in our base case, the addition to our case basis loss and LAE reserve would be approximately $350 million.

We have not reflected any potential recoveries as salvage or subrogation resulting from either (i) the repurchase of defective loans by the originators of the RMBS transactions with respect to which the Company has established case basis reserves, (ii) the potential impact of existing litigation, and (iii) the impact of future legislative changes. We believe that the existing litigation has the potential to result in recoveries of loss payments, which could significantly reduce the impact of current reserves and/or potential increases to reserves in future periods due to elevated peak loss rates. However, at this time, we cannot reasonably estimate the probability or amount of such recoveries.

Valuation of Financial Instruments

Fair value is defined as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. The degree of judgment used to determine the fair values of financial instruments generally correlates to the degree of pricing observability. Financial instruments in liquid markets with readily available and actively quoted prices, or with such prices for comparable instruments usually have the most pricing observability. Financial instruments rarely traded or not quoted have less observability and are usually measured by valuation models that require judgment. Pricing observability is affected by type of financial instrument, whether the instrument is well established in the market, by characteristics unique to individual transactions and by overall market conditions. Current market pricing for most assets may reflect distressed transactions.

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

Refer to “Note 2: Significant Accounting Policies” and “Note 5: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value.

1. Financial Assets

The Company’s financial assets are primarily debt and equity investments. The majority of these are accounted for in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires all debt instruments and certain equity instruments to be classified in the Company’s consolidated balance sheet according to their purpose and, depending on that classification, to be carried at either amortized cost or fair value. Most valuations of the Company’s financial assets use observable market-based inputs, including dealer quotes when available. However, since mid 2007, illiquidity in the credit markets has significantly reduced the availability of observable market data. Other financial assets that require fair value reporting or disclosures within the Company’s Notes to Consolidated Financial Statements are valued based on the estimated value of the underlying collateral or the Company’s estimate of discounted cash flows.

Assets with fair values derived from broker quotes or pricing services can be classified within Level 1, 2 or 3 of the SFAS 157 fair value hierarchy, depending on the observability of inputs. Typically we receive one broker quote or pricing service value for each instrument, which represents a non-binding indication of value. We review the assumptions, inputs and methodologies used by pricing services as a basis for classification within the three levels of the SFAS 157 fair value hierarchy. For example, broker quoted prices are classified as Level 3 if we consider the inputs used not to be market-based and observable. Pricing service data is received monthly and quarterly, and we use a variety of methods to analyze the reasonableness of these third-party valuations, including comparisons to similar quality and maturity assets, internal modeling of implied credit spreads by sector and quality, comparison to published spread estimates, and assessment relative to comparable dealer offerings or any actual transactions from a recent time period. When we believe a third-party quotation differs significantly from our internal value, whether higher or lower, we review our data or assumptions with the provider. The price provider may subsequently provide an updated price. We do not make any internal adjustments to prices provided by a broker or pricing service.

Financial assets recorded on the Company’s consolidated balance sheet at fair value as of March 31, 2009 and December 31, 2008 totaled $16.1 billion and $18.4 billion, respectively, of which $15.0 billion and $16.3 billion, respectively, were valued using pricing services or broker quotes. The following tables present the type, amount and fair value hierarchy classification for financial assets for which pricing services or broker quotes were used by the Company in determining fair value as of March 31, 2009 and December 31, 2008:

		Fair Value Measurements at Reporting Date Using
In millions	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3) (2)
Assets:
Investments:
Fixed-maturity securities:
U.S. Treasury and government agency	$1,037	$840	$197	$—
Foreign governments	648	280	343	25
Corporate obligations	3,573	—	2,945	628
Mortgage-backed	1,721	—	1,227	494
Asset-backed	1,792	—	680	1,112
State and municipal bonds	2,910	—	2,832	78
Other investments	3,291	2,853	364	74
Derivative assets	47	—	—	47

Total assets	$15,019	$3,973	$8,588	$2,458

(1)	Assets measured using pricing services.
(2)	Assets measured using broker quotes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3) (2)
Assets:
Investments:
Fixed-maturity securities:
U.S. Treasury and government agency	$1,255	$1,042	$213	$—
Foreign governments	777	369	304	104
Corporate obligations	4,120	—	3,293	827
Mortgage-backed	1,611	—	1,290	321
Asset-backed	1,718	—	806	912
State and municipal bonds	3,116	—	3,067	49
Other investments	3,644	3,258	341	45
Derivative assets	60	—	—	60

Total assets	$16,301	$4,669	$9,314	$2,318

(1)	Assets measured using pricing services.
(2)	Assets measured using broker quotes.

The Company monitors investments in which fair value is less than amortized cost in order to assess if declines in value are other-than-temporary and should therefore be reflected as a realized loss in net income. Such assessments include identifying the cause of the decline and whether we have the ability and intent to hold the investment to maturity or until the value recovers to at least the amortized cost. It also includes judgment as to whether an investment is impaired based on market conditions, and trends and the availability of relevant data. For additional information about our investment portfolios, refer to “Investments” within the “Liquidity” section included herein.

2. Financial Liabilities

The Company’s financial instruments categorized as liabilities primarily consist of investment agreements and medium-term notes (“MTNs”) issued by the asset/liability products and conduit segments within our investment management services operations, as well as debt issued for general corporate purposes. Such liabilities are typically recorded at face value adjusted for premiums or discounts. The fair values of these financial instruments are generally not reported within the Company’s financial statements but disclosed in the accompanying notes. However, financial liabilities which qualify as part of fair value hedging arrangements under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended are reported in the Company’s consolidated balance sheet at a value that reflects changes in the risks being hedged, which offsets changes in the value of the hedging instrument. MBIA uses cash flow modeling techniques to estimate the value of its liabilities that qualify as hedged obligations under SFAS 133, incorporating current market data. Financial liabilities that the Company has elected to fair value under SFAS 155, “Accounting for Certain Hybrid Financial Instruments” or that require fair value reporting or disclosures within the Company’s notes to its financial statements are valued based on either estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flows or quoted market values for similar transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the type, amount and fair value hierarchy classification for financial liabilities for which pricing services or broker quotes were used by the Company in determining fair value as of March 31, 2009 and December 31, 2008:

		Fair Value Measurements at Reporting Date Using
In millions	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
Liabilities:
Derivative liabilities	$56	$—	$—	$56

Total liabilities	$56	$—	$—	$56

(1)	Liabilities measured using pricing services.

		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
Liabilities:
Derivative liabilities	$90	—	—	$90

Total liabilities	$90	$—	$—	$90

(1)	Liabilities measured using broker quotes.

3. Derivatives

MBIA has entered into derivative transactions both within its financial guarantee insurance business and in hedging risks associated with its assets and liabilities. CDS contracts are also used in the investment management services operations to replicate investments in cash assets consistent with the risk tolerance and criteria for this business. We account for derivative transactions in accordance with SFAS 133, which requires that all such transactions be recorded on the Company’s consolidated balance sheet at fair value. The fair value of derivative instruments is determined as the amount that would be received to sell the derivative when in an asset position (when the Company would be owed money under the derivative in a termination) or transfer the derivative when in a liability position (when the Company would owe money under the derivative in a termination). Changes in the fair value of derivatives, exclusive of insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive income (loss)” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge.

4. Insured Credit Derivatives

The majority of our derivative exposure is in the form of credit derivative instruments insured by MBIA Corp. Prior to 2008, MBIA Corp. insured CDSs entered into by LaCrosse Financial Products LLC (“LaCrosse”), an entity that is consolidated into MBIA’s financial statements under the FIN 46(R) criteria. In February 2008, we ceased insuring such derivative instruments except in transactions reducing our existing insured derivative exposure.

In most cases, our insured credit derivatives are measured at fair value as they do not qualify for the financial guarantee scope exception under SFAS 133. Because our insured derivatives are highly customized and there is generally no observable market for these derivatives, we estimate their value in a hypothetical market based on internal and third-party models simulating what a bond insurer would charge to guarantee the transaction at the measurement date. This pricing would be based on expected loss of the exposure calculated using the value of the underlying collateral within the transaction structure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of MBIA’s Insured Credit Derivatives

The majority of MBIA’s insured credit derivatives reference structured pools of cash securities and CDSs. We generally insured the most senior liabilities of such transactions, and at transaction closing our exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The gross notional amount of such transactions totaled $142 billion as of March 31, 2009. The collateral backing our insured derivatives was cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, commercial real estate (“CRE”) loans, and CDO securities.

Most of MBIA’s insured CDS contracts require that MBIA make payments for losses of the principal outstanding under the contracts when losses on the underlying referenced collateral exceed a predetermined deductible. The total notional amount and MBIA’s maximum payment obligation under these contracts as of March 31, 2009 was $80.1 billion. The underlying referenced collateral for contracts executed in this manner largely consist of investment grade corporate debt, structured commercial mortgage-backed securities (“CMBS”) pools and, to a lesser extent, corporate and multi-sector CDOs (in CDO-squared transactions).

We also have guarantees under principal protection fund programs, which are also accounted for as derivatives. Under these programs we guaranteed the return of principal to investors and are protected by a daily portfolio rebalancing obligation that is designed to minimize the risk of loss to MBIA. As of March 31, 2009, the maximum amount of future payments that the Company would be required to make under these guarantees was $86 million, but we have not made any payments to date relating to these guarantees. The unrealized gains (losses) on these derivatives for the years ended 2007 and 2008 and the quarter ended March 31, 2009 were $0, reflecting the extremely remote likelihood that MBIA will incur a loss.

Changes in fair value of the insured derivatives are recorded in “Net change in fair value of insured derivatives.” The net change in the fair value of our insured derivatives has two primary components; (i) realized gains (losses) and other settlements on insured derivatives and (ii) unrealized gains (losses) on insured derivatives. “Realized gains (losses) and other settlements on insured derivatives” include (i) net premiums received and receivable on written CDS contracts, (ii) net premiums paid and payable to reinsurers in respect of CDS contracts, (iii) net amounts received or paid on reinsurance commutations, (iv) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event or settlement agreement, (v) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event or commutation agreement and (vi) fees relating to CDS contracts. The “Unrealized gains (losses) on insured derivatives” include all other changes in fair value of the derivative contracts.

Considerations Regarding an Observable Market for MBIA’s Insured Derivatives

In determining fair value, our valuation approach uses observable market prices if available and reliable. Market prices are generally available for traded securities and market standard CDSs but are less available or accurate for highly customized CDSs. Most of the derivative contracts we insure are the latter as they are non-traded structured credit derivative transactions. In contrast, typical market CDSs are standardized, liquid instruments that reference tradable securities such as corporate bonds that themselves have observable prices. These market standard CDSs also involve collateral posting, and upon a default of the underlying reference obligation, can be settled in cash.

MBIA’s insured CDS contracts do not contain typical CDS market standard features as they have been designed to replicate our financial guarantee insurance policies. Our insured CDS instruments provide protection on pools of securities or CDSs with either a stated deductible or subordination beneath the MBIA-insured tranche. We are not required to post collateral in any circumstances. At default of an underlying reference obligation, payment is only due after the aggregate amount of such losses exceed the deductible or subordination in the transaction. Some contracts also provide for further deferrals of payment at our option. There is usually no requirement for fair value termination payments except for termination events related to MBIA Corp.’s failure to pay or insolvency and, in some cases, other fair value termination payments for events within our control, such as the sale of all or substantially all of the assets of MBIA Corp. An additional difference between our CDS and typical market standard contracts is that our contract, like our financial guarantee contracts, cannot be accelerated by the counterparty in the ordinary course of business. Similar to our financial guarantee insurance, all insured CDS policies are unconditional and irrevocable and our obligations thereunder cannot be transferred unless the transferees are also licensed to write financial guarantee insurance policies. Note that since insured CDS contracts are accounted for as derivatives under SFAS 133, the Company did not defer the charges associated with underwriting the CDS policies and they were expensed at origination.

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

MBIA had transferred some of the risk of loss on these contracts using reinsurance to other financial guarantee insurance and reinsurance companies. The fair value of the transfer under the reinsurance contract with the reinsurers is accounted for as a derivative asset. These derivative assets are valued consistently with our SFAS 157 valuation policies.

Valuation Modeling of MBIA Insured Derivatives

As a result of the significant differences between market standard CDS contracts and the CDS contracts insured by MBIA, we believe there are no relevant third-party exit value market observations for our insured structured credit derivative contracts and, therefore, no principal market as described in SFAS 157. In the absence of a principal market, we value these insured credit derivatives in a hypothetical market where market participants are assumed to be other comparably-rated primary financial guarantors. Since there are no observable transactions in the financial guarantee market that could be used to value our transactions, we generally use internal and third-party models, depending on the type and structure of the contract, to estimate the fair value of our insured derivatives.

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

1. Valuation Model Overview

Approximately 99.2% of the balance sheet fair value of insured credit derivatives as of March 31, 2009 is valued using the BET model, which is a probabilistic approach to calculating expected loss on our exposure based on market variables for underlying referenced collateral. The BET was originally developed by Moody’s to estimate a probability distribution of losses on a diverse pool of assets. We have made modifications to this technique in an effort to incorporate more market information and provide more flexibility in handling pools of dissimilar assets: a) we use market credit spreads to determine default probability instead of using historical loss experience, and b) for collateral pools where the spread distribution is characterized by extremes, we model each segment of the pool individually instead of using an overall pool average.

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

Additional structural assumptions of the model worth noting are listed below:

•	Default probability is determined by three factors: credit spread, recovery rate after default and the time period under risk.

•	Defaults are modeled spaced out evenly over time.

•	Collateral is generally considered on an average basis rather than being modeled separately.

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

2. Model Strengths and Weaknesses

The primary strengths of this CDS valuation model are:

1)	The model takes account of transaction structure and key drivers of market value. The transaction structure includes par insured, weighted average life, level of deductible or subordination and composition of collateral.

2)	The model is a well-documented, consistent approach to marking positions that minimizes the level of subjectivity. Model structure, inputs and operation are well documented both by Moody’s and by MBIA’s internal controls, creating a strong controls process in execution of the model. We have also developed a hierarchy for usage of various market-based spread inputs that reduces the level of subjectivity, especially during periods of high illiquidity.

3)	The model uses market inputs with the most relevant being credit spreads for underlying referenced collateral, assumed recovery rates specific to the type and rating of referenced collateral, and the diversity score of the entire collateral pool. These are key parameters affecting the fair value of the transaction and all inputs are market-based whenever available and reliable.

The primary weaknesses of this CDS valuation model are:

1)	There is no longer a market in which to test and verify the fair values generated by our model, and at March 31, 2009, the model inputs were also either unobservable or highly illiquid, adversely impacting their reliability.

2)	There are diverse approaches to estimating fair value of such transactions among other financial guarantee insurance companies.

3)	Results may be affected by averaging of spreads and use of a single diversity factor, rather than using specific spreads for each piece of underlying collateral and collateral-specific correlation assumptions. While more specific data could improve the reliability of the results, it is not currently available and neither is a model that could produce more reliable results in the absence of that data.

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

most closely resembling collateral within our transactions) as well as collateral-specific spreads on the underlying reference obligations provided by trustees or market sources. Also, when these sources are not available, we benchmark spreads for collateral against market spreads, including in some cases, assumed relationships between the two spreads. This data is reviewed on an ongoing basis for reasonableness and applicability to our derivative portfolio. We also calculate spreads based on quoted prices and on internal assumptions about expected life, when pricing information is available and spread information is not.

The actual calculation of pool average spread varies depending on whether we are able to use collateral-specific credit spreads or generic spreads as an input.

•

If collateral-specific spreads are available, the spread for each individual piece of collateral is identified and a weighted average is calculated by weighting each spread by the corresponding par exposure.

•

If collateral-specific credit spreads are not available, we use generic spread tables based on asset class and average rating of the collateral pool. Average credit rating for the collateral is calculated from the weighted average rating factor (“WARF”) for the collateral portfolio and then mapped to an appropriate spread. WARF is based on a 10,000 point scale designed by Moody’s where lower numbers indicate better credit quality. Ratings are not spaced equally on this scale because the marginal difference in default probability at higher rating quality is much less than at lower rating levels. We obtain WARF from the most recent trustee’s report or we calculate it based on the collateral credit ratings. For a WARF calculation, we identify the credit ratings of all collateral (using, in order of preference as available, Moody’s, S&P or Fitch ratings), then convert those credit ratings into a rating factor on the WARF scale, average those factors (weighted by par) to create a portfolio WARF, and then map the portfolio WARF back into an average credit rating for the pool. We then apply this pool rating to a market spread table or index appropriate for the collateral type to determine the generic spread for the pool, which becomes the market-implied default input into the BET model.

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

We use the spread hierarchy listed below in determining which source of spread information to use, with the rule being to use CDS spreads where available and cash security spreads as the next alternative. Cash spreads reflect trading activity in funded fixed-income instruments while CDS spreads reflect trading levels for non-funded derivative instruments. While both markets are driven partly by an assessment of the credit quality of the referenced security, there are factors which create significant differences, such as CDS spreads can be driven by speculative activity since the CDS market facilitates both long and short positions without ownership of the underlying security, allowing for significant leverage.

Spread Hierarchy:

1)	Actual collateral-specific credit spreads. If up-to-date and reliable market-based spreads are available, they are used.

2)	Sector-specific spreads (JP Morgan and Banc of America Securities-Merrill Lynch (“BAS-ML”) spread tables by asset class and rating).

3)	Corporate spreads (Bloomberg and Risk Metrics spread tables based on rating).

4)	Benchmark from most relevant spread source (for example, if no specific spreads are available and corporate spreads are not directly relevant, an assumed relationship is used between corporate spreads or sector-specific spreads and collateral spreads). Benchmarking can also be based on a combination of market spread data and fundamental credit assumptions.

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

As of March 31, 2009, actual collateral credit spreads were used in one transaction. Sector-specific spreads were used in 21% of the transactions. Corporate spreads were used in 29% of the transactions and spreads benchmarked from the most relevant spread source (number 4 above) were used for 50% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy. For example, for some transactions MBIA used actual collateral-specific credit spreads (number 1 above) in combination with a calculated spread based on an assumed relationship (number 4 above). In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source (number 4 above) even though the majority of the average spread was from actual collateral-specific spreads. The spread source can also be identified by whether or not it is based on collateral WARF. No Level 1 spreads are based on WARF, all Level 2 and 3 spreads are based on WARF and some Level 4 spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spread was used for 94% of the transactions.

Over time the data inputs change as new sources become available, existing sources are discontinued or are no longer considered to be reliable or the most appropriate. It is always our objective to move to higher levels on the hierarchy, but we sometimes move to lower priority inputs because of discontinued data sources or because we consider higher priority inputs no longer representative of market spreads. This occurs when transaction volume changes such that a previously used spread index is no longer viewed to reflect current market levels, as was the case for CMBS collateral in insured CDSs beginning in 2008. Refer to section “Input Adjustments for Insured CMBS Derivatives in the Current Market” below.

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

c. Recovery Rate

The recovery rate represents the percentage of par expected to be recovered after an asset defaults, indicating the severity of a potential loss. MBIA generally uses rating agency recovery assumptions which may be adjusted to account for differences between the characteristics and performance of the collateral used by the rating agencies and the actual collateral in MBIA-insured transactions. We may also adjust rating agency assumptions based on the performance of the collateral manager and on empirical market data. In the first quarter of 2009, we lowered recovery rates for CMBS collateral and certain RMBS collateral.

d. Input Adjustments for Insured CMBS Derivatives in the Current Market

Approximately $47 billion gross par of MBIA’s insured derivative transactions include substantial amounts of CMBS and commercial mortgage collateral. Prior to 2008 we had used spreads drawn from CMBX indices and CMBS spread tables as pricing input on the underlying referenced collateral in these transactions. In 2008 as the financial markets became illiquid, we saw a significant disconnect between cumulative loss expectations of market analysts on underlying commercial mortgages, which were based on the continuation of low default and loss rates, and loss expectations implied by the CMBX indices and CMBS spread tables. CMBS collateral in MBIA’s insured credit derivatives has performed in line with the market.

In addition, due to financial market uncertainty since last year, transaction volume in CMBS and trading activity in the CMBX were both dramatically lower than in prior periods. We also considered that the implied loss rates within the CMBX index were much higher than that forecast by fundamental researchers and MBIA’s internal analysis. As a result of these issues, we concluded that the CMBX indices and the CMBS spread tables were unreliable model inputs for the purpose of estimating fair value in our hypothetical market among monoline insurers.

In the first quarter of 2008, we modified the spread used for these transactions to reflect a combination of market spread pricing and third-party fundamental analysis of CMBS credit. Our revised spread input is a CMBX index analog that combines expectations for CMBS credit performance (as forecasted by the average of three investment banks’ research departments) together with the illiquidity

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

e. Nonperformance Risk

In compliance with the requirements of SFAS 157, our valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk and the nonperformance risk of its reinsurers. We calculate the fair value by discounting the market value loss estimated through the BET model at discount rates which include MBIA Corp.’s and the reinsurers’ CDS spreads at March 31, 2009. In light of recent developments in the CDS and recovery derivative markets for MBIA, in the first quarter of 2009, we limited the effective spread on CDS on MBIA so that the derivative liability, after giving effect to nonperformance risk, could not be lower than MBIA’s recovery derivative price multiplied by the unadjusted derivative liability. This calculation results in a pre-tax derivative liability which is $17.1 billion lower than the liability that would have been estimated if the discount rate were equal to the Libor swap rate. The limitation on the effective CDS spread discussed above makes the derivative liability $1.9 billion higher than if the spread were not so limited. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of our economic condition, that the Company will be able to pay all claims when due.

The Company believes that it is important to consistently apply its valuation techniques. However, we may consider making changes in the valuation technique if the change results in a measurement that is equally or more representative of fair value under current circumstances.

Fair Value Hierarchy – Level 3

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Instruments that trade infrequently and therefore have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value. The following table presents the fair values of assets and liabilities recorded on our consolidated balance sheet that are classified as Level 3 within the fair value hierarchy as of March 31, 2009 and December 31, 2008, along with a brief description of the valuation technique for each type of asset and liability:

In millions	March 31, 2009	Valuation Technique
Investments:
Foreign governments	$25	Quoted prices for which the inputs are unobservable
Corporate obligations	628	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Mortgage-backed	494	Quoted prices for which the inputs are unobservable
Asset-backed	1,112	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
State and municipal bonds	78	Quoted prices for which the inputs are unobservable
Other investments	74	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative assets	768	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 assets at fair value	$3,179

Medium-term notes	$106	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative liabilities	4,616	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 liabilities at fair value	$4,722

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In millions	December 31, 2008	Valuation Technique
Investments:
Foreign governments	$104	Quoted prices for which the inputs are unobservable
Corporate obligations	846	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Mortgage-backed	534	Quoted prices for which the inputs are unobservable
Asset-backed	1,361	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
State and municipal bonds	49	Quoted prices for which the inputs are unobservable
Other investments	103	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative assets	807	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 assets at fair value	$3,804

Medium-term notes	$176	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative liabilities	6,305	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 liabilities at fair value	$6,481

Level 3 assets were $3.2 billion and $3.8 billion as of March 31, 2009 and December 31, 2008, respectively, and represented approximately 20% and 21% of total assets measured at fair value, respectively. Level 3 liabilities were $4.7 billion and $6.5 billion as of March 31, 2009 and December 31, 2008, respectively, and represented approximately 86% and 89% of total liabilities measured at fair value, respectively.

Transfers into and out of Level 3 were $14 million and $181 million for the three months ended March 31, 2009, respectively. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable during the quarter. Foreign governments and corporate obligations constituted the majority of the affected instruments. The net unrealized gain (loss) related to the transfers into and out of Level 3 as of March 31, 2009 were $15 million and $(19) million, respectively.

Transfers into and out of Level 3 were $461 million and $361 million for the three months ended March 31, 2008, respectively. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the year. Foreign governments, corporate obligations, mortgage-backed securities (“MBSs”), ABS and investments pledged as collateral constituted the majority of the affected instruments. The net unrealized loss related to the net transfers into Level 3 as of March 31, 2008 was $75 million.

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

considered, as would negotiated settlements of existing transactions. However, there has been virtually no comparable data in recent periods. As a result, our recent reviews have focused more on internal consistency and relativity, as well as the reasonableness of modeled results given current market conditions.

Refer to the “Market Risk” section included herein for a further discussion of how the Company manages the risks inherent in its financial instruments.

Premium Revenue Recognition

The Company recognizes premium revenue in accordance with the guidance provided by SFAS 163. SFAS 163 requires financial guarantee insurance and reinsurance contracts issued by insurance enterprises to recognize and measure premium revenue based on the amount of insurance protection provided to the period in which the insurance protection is provided. Premium revenue is measured by applying a constant rate to the insured principal amount outstanding in a given period to recognize a proportionate share of the premium received or expected to be received on a financial guarantee insurance contract. A constant rate for each respective financial guarantee insurance contract is determined as the ratio of (a) the present value of premium received or expected to be received over the period of the contract to (b) the sum of all insured principal amounts outstanding during each period over the term of the contract. As premium revenue is recognized, unearned premium revenue liability is reduced.

An issuer of an insured financial obligation may retire the obligation prior to its scheduled maturity through legal defeasance in satisfaction of the obligation according to its indenture, which results in the Company’s obligation being extinguished under the financial guarantee contract. The Company recognizes any remaining unearned premium revenue on the insured obligation as premium revenue in the period the contract is extinguished to the extent the unearned premium revenue has been collected.

Non-refundable commitment fees are considered insurance premiums and are initially recorded under unearned premium revenue in the consolidated balance sheets when received. Once the related financial guarantee insurance policy is issued, the commitment fees are recognized as premium written and earned using the constant rate method. If the commitment agreement expires before the related financial guarantee is issued, the non-refundable commitment fee is immediately recognized as premium written and earned at that time.

Deferred Income Taxes

As of March 31, 2009, we reported a net deferred tax asset of $2.1 billion primarily related to the unrealized losses recorded on the Company’s derivative and investment portfolios. With respect to temporary differences related to insured CDS contracts, on a pre-tax basis, the Company estimates that it is more likely than not the entire amount of such benefit will be utilized in future periods as an offset to ordinary income and has not established a valuation allowance. However, since the federal income tax treatment for CDS contracts is an unsettled area of tax law, in the event that the Internal Revenue Service has a different view than the Company, such that insured CDS losses are considered capital losses, the Company would be required to establish a valuation allowance against substantially all of the deferred tax asset related to these losses. With respect to realized capital losses on the disposal and impairment of investments in the asset/liability products segment’s investment portfolio, the Company established a valuation allowance of $419 million as of March 31, 2009, which is included in the net deferred tax asset of $2.1 billion. Refer to “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for additional information about the Company’s deferred income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion about accounting standards recently adopted by the Company, as well as recent accounting developments relating to standards not yet adopted by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2009 and 2008:

	1st Quarter
In millions except per share amounts	2009	2008
Total revenues (1)	1,929	(2,943)
Total expenses	944	757

Pre-tax income (loss)	985	(3,700)
Provision (benefit) for income taxes	284	(1,293)

Net income (loss)	$701	$(2,407)

Net income (loss) available to common shareholders	$697	$(2,407)

Net income (loss) per diluted common share	$3.34	$(12.92)

(1)

Includes a net change in the fair value of insured derivatives of $1,641 and $(3,543) in the first quarter of 2009 and 2008, respectively, and includes net realized (losses)/gains primarily on investment securities of $(169) and $(186) in the first quarter of 2009 and 2008, respectively.

The Company recorded net income for the first quarter of 2009 of $701 million compared with a net loss of $2.4 billion for the first quarter of 2008. Net income per diluted common share was $3.34 for the first quarter of 2009 compared with a net loss per common share of $12.92 for the first quarter of 2008. Weighted average shares diluted outstanding totaled 208.5 million in the first quarter of 2009, up 12% from the first quarter of 2008 as a result of the issuance of MBIA Inc. common stock in the first quarter of 2008.

Consolidated revenues in the first quarter of 2009 were $1.9 billion compared with a loss of $2.9 billion in the first quarter of 2008. The increase in our consolidated revenues reflects an unrealized gain on credit derivatives of $1.6 billion within our insurance operations compared with an unrealized loss of $3.6 billion in the first quarter of 2008. Insurance premiums earned increased 47% in the first quarter of 2009 due to increases in both scheduled and refunded premium earnings, however, net investment income decreased 63% resulting primarily from lower asset balances within the asset/liability products segment of our investment management services operations.

Consolidated expenses in the first quarter of 2009 of $944 million increased 25% from $757 million in the first quarter of 2008. The increase in our consolidated expenses reflects an increase in loss and LAE related principally to our residential mortgage-backed insured exposure, partially offset by a decrease in interest expense due to the decline in outstanding debt within our investment management services operations over the last year.

Our consolidated book value (total shareholders’ equity) was $1.6 billion as of March 31, 2009, increasing 60% from $1.0 billion as of December 31, 2008. The increase in book value resulted from a $752 million increase in retained earnings due to $697 million of net income, net of dividends on MBIA Insurance Corporation’s preferred stock, and the $55 million cumulative transition adjustment gain from the adoption of SFAS 163. The increase in retained earnings was partially offset by a decrease in other comprehensive income primarily due to unrealized losses within our investment portfolios. Our consolidated book value per share as of March 31, 2009 was $7.76, reflecting a 62% increase from $4.78 as of December 31, 2008. The increase in book value per share was due to the increase in total shareholders’ equity and, to a lesser extent, a decrease in shares outstanding due to the repurchase of common stock during the first quarter of 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Public Finance Insurance and Structured Finance and International Insurance Operations

As described in the previous “Business Description” section, in the first quarter of 2009 we separated our insurance operations into two segments; U.S. public finance insurance and structured finance and international insurance. However, in order to provide a basis of comparison to the first quarter of 2008, we have combined the first quarter of 2009 results of our U.S public finance insurance and structured finance and international insurance segments in the discussions that follow. Where practical, we have provided information about the first quarter of 2008 separately for our U.S. public finance insurance segment and our structured finance and international insurance segment. Additionally, the results presented in this section include revenues and expenses from transactions with our investment management services and corporate operations:

	1st Quarter
	2009				2008
In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Net premiums written	$(9)	$(30)	$—	$(39)	$106	(137)%
Premiums earned	$150	$120	$(37)	$233	$164	42%
Net investment income	31	107	—	138	152	(10)%
Fees and reimbursements	—	42	(32)	10	—	n/m
Realized gains (losses) and other settlements on insured derivatives	—	32	—	32	34	(6)%
Unrealized gains (losses) on insured derivatives	—	1,609	—	1,609	(3,577)	n/m

Net change in fair value of insured derivatives	—	1,641	—	1,641	(3,543)	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	—	—	—	0	60	n/m
Net realized gains (losses)	—	(25)	—	(25)	19	n/m
Net gains on extinguishment of debt	—	—	—	0	—	n/m

Total revenues	181	1,885	(69)	1,997	(3,148)	n/m

Losses and loss adjustment	58	636	—	694	288	141%
Amortization of deferred acquisition costs	28	58	(65)	21	15	33%
Operating	8	65	(4)	69	46	50%
Interest	—	55	—	55	47	18%

Total expenses	94	814	(69)	839	396	112%

Pre-tax income (loss)	$87	$1,071	$—	$1,158	$(3,544)	133%

n/m — Percentage change not meaningful

Gross premiums written (“GPW”) and net premiums written (“NPW”) on non-derivative financial guarantees for the first three months of 2009 and 2008 are presented in the following table. GPW represents premiums received or due in the current period and the present value of installment premiums expected to be collected in future periods on policies closed in the current period. GPW also reflects changes in actual or expected installment premium collections for policies written in prior periods. NPW represents gross premiums written net of premiums ceded to reinsurers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	1st Quarter		Percent Change
In millions	2009	2008	2009 vs. 2008
Gross premiums written:
U.S. Public Finance	$(9)	$26	n/m
Structured Finance and International
U.S.	(18)	59	n/m
Non-U.S.	(11)	40	n/m

Total Structured Finance and International	(29)	99	n/m

Total	$(38)	$125	n/m

Net premiums written:
U.S. Public Finance	$(9)	$24	n/m
Structured Finance and International
U.S.	(17)	51	n/m
Non-U.S.	(13)	31	n/m

Total Structured Finance and International	(30)	82	n/m

Total	$(39)	$106	n/m

n/m – Percentage change not meaningful.

In the first quarter of 2009, the Company did not write any U.S. public finance insurance or structured finance and international insurance. The lack of insurance writings in 2009 in each segment reflects the significant decline in demand for MBIA’s insurance by issuers and investors as a result of the insurance financial strength credit ratings downgrades of MBIA Insurance Corporation by the major rating agencies that occurred in 2008 and the ratings assigned to National in 2009, as well as a decline in the overall demand for financial guarantee insurance and the issuance and refinancing of debt obligations within the financial markets. The Company does not expect National to write a material amount of new business prior to an upgrade of its insurance financial strength rating by Moody’s to at least the “A” category and the market believing the ratings will be stable or higher in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation of National. Similarly, the Company does not expect MBIA Corp. to write a material amount of new business prior to an upgrade of its insurance financial strength credit ratings. The likelihood of an upgrade of MBIA Corp.’s insurance financial strength ratings to required levels in the near future is low given its significant exposure to mortgage-related risks, as well as a degradation in other qualitative factors such as its financial flexibility and business franchise value which are considered by the rating agencies in their ratings evaluation process. The amounts presented in the preceding table represent adjustments to premiums on installment policies closed in prior periods due to changes in the expected term of such policies.

Net premiums earned on non-derivative financial guarantees for the first three months of 2009 and 2008 are presented in the following table. Net premiums earned include scheduled premium earnings and premium earnings from refunded issues.

	1st Quarter		Percent Change
In millions	2009	2008	2009 vs. 2008
Net premiums earned:
U.S. Public Finance	$113	$67	68%
Structured Finance and International:
U.S.	42	50	(15)%
Non-U.S.	78	47	66%

Total Structured Finance and International	120	97	24%

Total	$233	$164	42%

U.S. public finance net premiums earned of $113 million for the first quarter of 2009 increased 68% compared with the same period of 2008. The increase was primarily due to premium earnings on policies assumed from FGIC in the third quarter of 2008 and significantly more refunding activity in the first quarter of 2009. Structured finance and international net premiums earned of $120 million for the first quarter of 2009 increased 24% compared with the same period of 2008. The increase was due to the recognition of

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

$45 million of premiums related to the termination of MBIA’s remaining Eurotunnel exposure, partially offset by a reduction in structured finance premiums related to applying the earnings methodology prescribed by SFAS 163.

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

The following table presents the credit quality distribution of MBIA’s outstanding net par insured as of March 31, 2009 and 2008. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

Rating In millions	As of March 31, 2009 Net Par Outstanding		As of March 31, 2008 Net Par Outstanding
	Amount	%	Amount	%
U.S. Public Finance:
AAA	$18,286	3.3%	$9,557	2.4%
AA	241,541	44.4%	171,943	42.3%
A	231,775	42.6%	173,462	42.6%
BBB	50,098	9.2%	48,341	11.9%
Below Investment Grade	2,892	0.5%	3,209	0.8%

Total	$544,592	100.0%	$406,512	100.0%

Structured Finance and International:
AAA	$115,904	51.6%	$149,119	57.1%
AA	20,746	9.2%	16,632	6.4%
A	23,458	10.4%	28,571	10.9%
BBB	37,999	16.9%	60,325	23.1%
Below Investment Grade	26,701	11.9%	6,659	2.5%

Total	$224,808	100.0%	$261,306	100.0%

As of March 31, 2009, total U.S. public finance net par outstanding rated A or above, before giving effect to MBIA’s guarantee, was 90% compared with 87% as of March 31, 2008. The increase reflects the addition of a significant amount of par assumed from FGIC in the third quarter of 2008, which comprised high-quality domestic public finance exposure.

As of March 31, 2009, total structured finance and international net par outstanding rated A or above, before giving effect to MBIA’s guarantee, was 71% compared with 74% as of March 31, 2008. Additionally, 11.9% of net par outstanding was rated below investment grade as of March 31, 2009 compared with 2.5% as of March 31, 2008. Adverse changes in the ratings of our structured finance and international net par outstanding was principally a result of ratings downgrades on our mortgage-related exposure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT INCOME Net investment income in our insurance operations for the three months ended March 31, 2009 and 2008 and ending investment asset balances at amortized cost as of March 31, 2009 and 2008 are presented in the following tables:

	1st Quarter
	2009				2008	Percent Change 2009 vs. 2008
Net Investment Income In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations
Core net investment income	$31	$86	$—	$117	$136	(14)%
VIE investment income	—	21	—	21	17	22%

Pre-tax investment income	$31	$107	$—	$138	$153	(10)%
After-tax investment income	$25	$75	$—	$100	$121	(18)%

	March 31, 2009					December 31, 2008
Investments at Amortized Cost In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Pre-tax yield (1)	Insurance Operations	Pre-tax yield (1)
Fixed-income securities:
Tax-exempt	$2,735	$143	$—	$2,878	4.53%	$3,157	4.49%
Taxable	1,891	1,475	—	3,366	8.05%	3,454	5.69%
Short-term	500	1,619	—	2,119	1.27%	1,542	2.16%

Total Fixed Income	5,126	3,237	—	8,363	5.12%	$8,153	4.56%

Other	—	1,818	—	1,818		1,895

Ending asset balances at amortized cost	5,126	5,055	—	10,181		$10,048

(1)	Estimated yield-to-maturity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the first quarter of 2009, our U.S. public finance insurance investment portfolio generated $31 million of pre-tax net investment income, excluding net realized gains and losses. Invested assets in this segment were principally funded by capital contributions to National and the assumption of U.S. public finance premiums from MBIA Corp., including those premiums assigned under the reinsurance agreement with FGIC, on February 17, 2009. Additionally, National entered into simultaneous repurchase and reverse repurchase agreements with our asset/liability products segment, which provides yield enhancement to our U.S. public finance insurance investment portfolio as a result of increased net interest earnings from these collective agreements.

In the first quarter of 2009, our structured finance and international insurance investment portfolio generated $107 million of pre-tax net investment income, excluding net realized gains and losses. Invested assets in this segment were adversely impacted by dividends from MBIA Corp. to MBIA Inc. and the cession of MBIA Corp.’s U.S. public finance business to National on February 17, 2009. Additionally, MBIA Corp. entered into a repurchase agreement with our asset/liability products segment for which interest income on this secured lending arrangement is included in our structured finance and international insurance net investment income.

Our combined insurance pre-tax net investment income, excluding net realized gains and losses, decreased 10% to $138 million from $153 million in the first quarter of 2008. The decrease in pre-tax net investment income reflects a decline in average invested assets as a result of loss payments made over the past 12 months and a decline in investment yields as a result of investing in shorter term assets with lower yields. After-tax net investment income decreased 18% in the first quarter of 2009 compared with the first quarter of 2008. The larger decrease in after-tax net investment income resulted from a higher proportion of taxable investments held in the first quarter of 2009.

VIE investment income is generated from interest bearing assets held by such entities and supports the payment of interest expense on debt issued by these entities. The increase in VIE interest income primarily resulted from an increase in VIEs consolidated by MBIA Insurance Corporation during the fourth quarter of 2008. Excluding interest income related to VIEs, combined insurance net investment income decreased 14% on a pre-tax basis and 9% on an after-tax basis in the first quarter of 2009 compared with the same period in 2008.

Combined insurance ending assets at amortized cost as of March 31, 2009 increased slightly compared with December 31, 2008 as a result of premiums received in connection with the FGIC reinsurance transaction, partially offset by claim payments. Combined insurance ending asset balances at amortized cost excluding VIE assets were $8.4 billion and $8.2 billion at March 31, 2009 and December 31, 2008, respectively. Tax-exempt investments represented 35% and 40% of ending asset balances, excluding VIE assets, as of March 31, 2009 and December 31, 2008, respectively.

FEES AND REIMBURSEMENTS In the first quarter of 2009, combined insurance fees and reimbursements were $10 million compared with $107 thousand in the same period in 2008. Fees and reimbursements in the first quarter of 2009 principally related to an advisory fee on a Latin American infrastructure transaction and waiver and consent fees related to the ongoing management of our structured finance and international insurance business. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly period to period.

NET CHANGE IN FAIR VALUE OF INSURED CREDIT DERIVATIVES MBIA has sold credit protection by insuring derivative contracts with various financial institutions. In certain cases, the Company reinsured these policies thereby purchasing credit protection on a portion of the risk written. Substantially all of the Company’s insured derivative exposure was written by its structured finance and international insurance segment. Insured derivatives within the Company’s U.S. public finance insurance segment primarily relate to interest rate swaps that were insured with municipal debt obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Changes in fair value of the insured derivatives are recorded in “Net change in fair value of insured derivatives” in the consolidated statements of operations. The “Realized gains (losses) and other settlements on insured derivatives” include (i) net premiums received and receivable on written CDS contracts, (ii) net premiums paid and payable to reinsurers in respect of CDS contracts, (iii) net amounts received or paid on reinsurance commutations, (iv) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event or settlement agreement, (v) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event or settlement agreement, and (vi) fees relating to CDS contracts. The “Unrealized gains (losses) on insured derivatives” include all other changes in fair value of the derivative contracts. The following table presents the net premiums earned related to derivatives and the components of the net change in fair value of insured derivatives for the three months ended March 31, 2009 and 2008:

	1st Quarter
	2009				2008
In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Operations	Insurance Operations	Percent Change 2009 vs. 2008
Net premiums earned on insured derivatives	$0	$32	$—	$32	$34	(6)%
Realized gains (losses) on insured derivatives	—	0	—	0	0	—%

Realized gains (losses) and other settlements on insured derivatives	0	32	—	32	34	(6)%
Unrealized gains (losses) on insured derivatives	0	1,609	—	1,609	(3,577)	n/m

Net change in fair value of insured derivatives	$0	$1,641	$—	$1,641	$(3,543)	n/m

n/m—Percentage change not meaningful.

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. As a result, premiums earned related to insured credit derivatives will decrease over time as exposure to such transactions declines.

Unrealized gains on insured derivatives in the first quarter of 2009 were $1.6 billion compared with unrealized losses of $3.6 billion in the first quarter of 2008. Unrealized gains in the first quarter of 2009 were principally the result of the effects of MBIA’s nonperformance risk on MBIA’s derivative liability. In the first quarter of 2009 and 2008, unrealized losses on insured credit derivatives would have been $2.6 billion and $6.6 billion, respectively, excluding the effects of MBIA’s and reinsurers’ nonperformance risk, primarily due to spreads widening. As of March 31, 2009, MBIA Corp.’s five-year CDS spread was 65.25% upfront plus 5% per annum compared with 0% upfront plus 7.3% per annum as of March 31, 2008. In light of recent developments in the CDS and recovery derivative markets for MBIA, in the first quarter of 2009, we limited the effective spread on CDS on MBIA so that the derivative liability, after giving effect to nonperformance risk, could not be lower than MBIA’s recovery derivative price multiplied by the unadjusted derivative liability. This calculation results in a pre-tax derivative liability which is $17.1 billion lower than the liability that would have been estimated if the discount rate were equal to the Libor swap rate. The limitation on the effective CDS spread discussed above makes the derivative liability $1.9 billion higher than if the spread were not so limited.

We estimate that credit impairments on insured derivatives in the first quarter of 2009 were $97 million across 13 CDO transactions. Cumulative credit impairments on insured derivatives as of December 31, 2008 were estimated at $1.5 billion across 12 CDO transactions, inclusive of four CDO transactions for which we realized net losses of $558 million through negotiated settlements. Credit impairments on insured derivatives represent the present values of our estimates of expected future claim payments, which may differ from a transaction’s fair value. Insured derivative contracts have similar terms and conditions to the Company’s non-derivative insurance contracts and are evaluated for credit impairment under the same risk monitoring process. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may not result in a claim payment. In the absence of further credit impairment or the termination of derivatives at a loss, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse at the maturity of these contracts. Additionally, the Company is not required to post collateral to counterparties of these contracts, thereby avoiding liquidity risks typical of standard credit derivative contracts. Refer to “Note 14: Commitment and Contingencies” in the Notes to Consolidated Financial Statements for information about legal actions commenced by MBIA with respect to certain CDS contracts. The outcome of such legal actions may affect the amount of realized losses ultimately incurred by the Company.

Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expenses” in our consolidated statements of operations. Such costs totaled $14 million and $112 thousand in the first three months of 2009 and 2008.

Our nonperformance risk adjustment on insured derivative contracts includes $248 million of unrealized losses relating to exposure ceded to Channel Re. As a result of our analysis of Channel Re’s claims-paying ability, unrealized losses ceded to Channel Re had been reduced to reflect Channel Re’s ability to pay amounts due to MBIA if these contracts were to be settled at their current fair value. As of March 31, 2009, MBIA determined that Channel Re did not have the ability to pay approximately $40 million that would be due to MBIA under these contracts. However, there is no requirement to settle amounts due from Channel Re when corresponding amounts have not been realized by MBIA through actual payments. Refer to the “Reinsurance” section included herein for more information on this adjustment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table estimates the attribution of the unrealized loss for the three months ended March 31, 2009 by sector and does not represent actual losses paid due to each attribute.

	Attribute
Sector In millions	Spread Changes	Credit Migration	Collateral Erosion	Recovery Rates	Time to Maturity	Change in Libor	Nonperformance Risk	Other	Total
Multi-sector CDO	$(21)	$(58)	$(361)	$(97)	$26	$14	$1,336	$111	$950
Multi-sector CDO-squared	(4)	(22)	(132)	—	(9)	29	276	(14)	124
CRE/CMBS	(2,411)	—	(4)	(290)	176	120	1,917	345	(147)
Corporate	215	(422)	(97)	(198)	282	68	596	114	558
Other	(161)	—	15	—	153	5	78	34	124

Total	$(2,382)	$(502)	$(579)	$(585)	$628	$236	$4,203	$590	$1,609

During the first quarter of 2009, spreads on collateral widened, subordination and ratings declined, and recovery rates were reduced. These negative effects were offset by an adjustment for the deterioration in the market’s perception of MBIA Corp.’s and its reinsurers’ creditworthiness to all theoretical cash outflows in our fair value models, reductions in the expected life of our exposures, enhancements to CMBS inputs, and an increase in the LIBOR-based discount rate used in our fair value calculations.

Refer to the preceding “Critical Accounting Estimates” section included herein for further information about the fair values of our insured derivative instruments.

NET REALIZED GAINS AND LOSSES Net realized losses in our insurance segments totaled $26 million in the first quarter of 2009 compared with net realized gains of $19 million in the first quarter of 2008. The net realized losses in the first quarter of 2009 were recorded in our structured finance and international insurance segment and resulted from the write-down of consolidated VIE assets, partially offset by gains from the sale of investments.

NET GAINS AND LOSSES ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains and losses on financial instruments at fair value and foreign exchange in our insurance segments primarily represent foreign exchange gains and losses on the sale of investments and translation of non-functional currency activities. In the first quarter of 2009, net gains on financial instruments at fair value and foreign exchange were $198 thousand compared with net gains of $60 million in the same period in 2008. Net gains in the first quarter of 2009 were generated by our structured finance and international insurance segment. Net gains in the first quarter of 2008 were largely due to a $49 million gain resulting from the change in the fair value of a credit facility, which was terminated in the fourth quarter of 2008. Gains on this facility in the first quarter of 2008 were due to an increase in the differential between the Company’s CDS spreads and the yield applicable to the facility.

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

The amounts included within this “Loss and Loss Adjustment Expense” section exclude realized and unrealized gains and losses and estimated credit impairments on insured credit derivatives. Refer to “Net Change in Fair Value of Insured Credit Derivatives” section included herein for information about payments we have made or expect to make under insured credit derivative transactions.

In connection with the Company’s adoption of SFAS 163, beginning January 1, 2009, the Company no longer records an unallocated loss reserve for losses that have occurred or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. Therefore, the Company’s Loss and LAE reserves as of March 31, 2009 represent case basis reserves established in accordance with SFAS 163. Case basis reserves represent the Company’s estimate of expected losses on credits that have defaulted or are expected to default.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the “Recent Accounting Pronouncements” section included herein for information about the impact of adopting SFAS 163 on the Company’s financial statements. Additionally, a further description of the Company’s loss reserving policy is included in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

The following table presents the components of our total loss and LAE reserves as of March 31, 2009 and 2008, as well as our loss and LAE provision for the three months ended March 31, 2009 and 2008.

	1st Quarter
	2009			2008
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Gross losses and LAE reserves	$255	$1,371	$1,626	$1,330	22%
Reinsurance recoverable on unpaid losses	15	53	68	108	(37)%
Unallocated	—	—	—	213	n/m

Net losses and LAE reserves	240	1,318	1,558	$1,435	9%

Losses and LAE incurred	$58	$636	$694	$288	141%

Losses and LAE incurred in our U.S. public finance insurance segment totaled $58 million in the first three months of 2009 and primarily related to an affordable housing transaction. Losses and LAE incurred in our structured finance and international insurance segment totaled $636 million in the first three months of 2009 and primarily related to case basis activity in our second-lien RMBS exposure. The Company’s combined insurance losses and LAE incurred of $694 million in the first three months of 2009 increased $406 million from the first three months of 2008. The combined increase from 2008 primarily related to case basis activity in our second-lien RMBS exposure. Losses on our second-lien RMBS exposure continue to be primarily driven by high levels of loans that did not meet eligibility criteria for inclusion in MBIA-insured transactions, improperly serviced loans, and the impact of weakening economic conditions. MBIA has commenced legal actions against two mortgage loan originators and filed a claim against a third seeking recoveries for the inclusion of ineligible loans in RMBS transactions and is pursuing other means of recovery. However, our loss estimates do not yet include estimated recoveries related to these improperly originated and serviced mortgage loans as we cannot reasonably estimate the probability and amount of these recoveries.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. As of March 31, 2009, case basis reserves consisted of the following:

$ in millions	Number of Case Basis Issues	Loss Reserve	Net Par Outstanding
U.S. Public Finance
Gross of reinsurance:
Issues with defaults	8	$198	$236,473
Issues without defaults	2	57	102,819

Total gross U.S. public finance	10	$255	$339,292

Net of reinsurance:
Issues with defaults	8	$186	$223,011
Issues without defaults	2	54	98,424

Total net U.S. public finance	10	$240	$321,435

Structured Finance and International
Gross of reinsurance:
Issues with defaults	71	$1,319	$13,832
Issues without defaults	7	52	664

Total gross structured finance and international	78	$1,371	$14,496

Net of reinsurance:
Issues with defaults	71	$1,268	$13,273
Issues without defaults	7	50	622

Total net structured finance and international	78	$1,318	$13,895

When MBIA becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment and the recovery of such salvage is probable and reasonably estimable, it records salvage and subrogation as an asset. Such amounts are included within “Other assets” and corresponding salvage and subrogation amounts due to reinsurers are included within “Other liabilities” in the Company’s consolidated balance sheet. As of March 31, 2009 and December 31, 2008, we had salvage and subrogation assets of $619 million and $459 million, respectively. The increase in our salvage and subrogation assets principally resulted from claim payments we made on our RMBS exposure that we expect to recover. The amount the Company records as salvage and subrogation may be influenced by several factors during any period, such as the level of claim payments made for which the Company is entitled to reimbursements, amounts collected and impairment write-downs. As of March 31, 2009 and December 31, 2008, salvage and subrogation due to reinsurers totaled $17 million and $13 million, respectively. Salvage and subrogation recoveries are only paid to reinsurers upon receipt of such amounts by MBIA.

The Company has not reflected any potential recoveries as salvage or subrogation resulting from the obligation of the originators of RMBS transactions to repurchase ineligible loans. Such recoveries may be substantial. Once we can reasonably estimate the probability and amount of such recoveries, we will establish salvage and subrogation reserves.

Structured Finance and International Insurance Losses

Residential Mortgage Exposure

MBIA insures MBS backed by subprime mortgages directly through RMBS securitizations. MBIA also has indirect exposure to subprime mortgages that are included in CDOs, in which MBIA guaranteed the senior most tranche of such transactions. There has been considerable stress and continued deterioration in the subprime mortgage market throughout 2008 and the first quarter of 2009 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of March 31, 2009, the Company had $3.9 billion of net par outstanding from direct exposure to subprime mortgages and $7.1 billion of indirect exposure to subprime mortgages in the form of performing collateral within CDOs. Of the $7.1 billion of indirect exposure, $6.2 billion was related to CDOs executed in derivative form. While subprime transactions directly guaranteed by MBIA include collateral consisting of mortgages originated during 2005, 2006, and 2007, given the amount of subordination below MBIA’s insured portion of such transactions available to absorb any losses from collateral defaults, we currently do not expect material ultimate losses on these transactions. As of March 31, 2009, there were no insured direct subprime mortgage transactions with 2005, 2006, or 2007 subprime mortgage collateral appearing on the Company’s Classified List or Caution Lists. However, as of March 31, 2009, we expected losses of $16 million (on a present value basis) on five secondary market multi-sector CDOs with net par outstanding of $165 million that include subprime mortgage exposure and that was reported on our Classified List. Additionally,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

there was one secondary market multi-sector CDO with net par outstanding of $9 million that included subprime mortgage exposure and that was reported on our Caution List.

MBIA also insures MBS backed by mortgages that when originally underwritten were deemed to be issued to prime and near prime borrowers, including second-lien residential mortgage securitizations (revolving HELOC loans and CES mortgages). Since the second half of 2007, the performance of our home equity transactions has deteriorated significantly. As of March 31, 2009, MBIA Corp. had established cumulative case basis reserves of $3.3 billion for future payments in connection with these transactions, the balance of which was $1.2 billion as of March 31, 2009. During the first quarter of 2009, the Company paid $617 million in claims, net of reinsurance, on 30 credits in this sector. As of March 31, 2009, net par insured of $12.8 billion remained outstanding on these transactions.

Since the second half of 2008, we have observed an increase in delinquencies and a greater than expected level of losses being realized within the individual transactions of our insured second-lien residential mortgage securitizations. Due to a combination of the overall weakening in the economic environment, servicer performance related issues and relatively few successful loan modifications by the loan servicers, we recorded loss and LAE related to our second-lien residential mortgage exposures of $645 million in the first quarter of 2009. This provision primarily reflects additions to previously established reserves on certain deals rather than a material increase in the number of transactions requiring loss reserves. Notably, a very high proportion of loan losses continue to be associated with loans that we believe are in breach of the originators’ representations with respect to such loans and, therefore, should have been excluded from the MBIA-insured securitizations.

In October 2008, MBIA Corp. filed lawsuits against two mortgage loan seller/servicers alleging, among other things, misrepresentations concerning the quality of loans made by these seller/servicers, which were included in a number of MBIA-insured second-lien residential mortgage securitizations. In particular, MBIA believes that a very high proportion of the defaulted loans in these securitizations are in breach of the originators’ representations with respect to such loans and, therefore, should have been excluded from the securitizations. In addition, after extensive review, we believe that these entities have failed to honor their contractual obligations regarding loan repurchases and ongoing servicing practices. For more information on these and other lawsuits commenced by or against MBIA, refer to “Note 14: Commitments and Contingencies” in the Notes to Consolidated Financial Statements. The Company has not yet reflected as salvage or subrogation any potential recoveries resulting from the seller/servicers’ obligations to repurchase ineligible loans from these second-lien residential mortgage transactions. We continue to evaluate these and other potential recoveries and intend to pursue them aggressively. Once we have concluded our evaluation, including assessing the probability and amount of potential recoveries, we are likely to establish salvage and subrogation receivables that, depending upon the transaction, fully or partially offset the related case loss reserves. The ineligibility of mortgages in the securitizations and the litigation in general will have no impact on the holders of the insured securities, as MBIA will continue to honor its payment obligations under its insurance policies.

The following table presents the net par outstanding of MBIA’s RMBS insured exposure as of March 31, 2009 by S&P credit rating category:

	Net Par Outstanding
In millions	Prime	Subprime	HELOC	CES	Total
AAA	$8,406	$2,715	$4	$24	$11,149
AA	404	31	—	—	435
A	451	261	98	46	856
BBB	711	179	1,514	1,681	4,085
Below Investment Grade	877	745	5,418	6,325	13,365

Total Net Par	$10,849	$3,931	$7,034	$8,076	$29,890

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the net par outstanding by vintage year of MBIA Corp.’s second-lien residential mortgage securitization insured exposure as of March 31, 2009:

	Net Par Outstanding
In millions	HELOC	% of Total HELOC	CES	% of Total CES
2008	$—	—%	$—	—%
2007	1,053	15%	5,385	67%
2006	2,549	36%	2,499	31%
2005	1,963	28%	—	—%
2004	1,130	16%	122	1%
2003 and prior	339	5%	70	1%

Total Net Par	$7,034	100%	$8,076	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides a listing of second-lien residential mortgage securitization transactions included in MBIA’s insured portfolio that were performing below MBIA’s expectations as of March 31, 2009:

Obligor Name	Net Par Outstanding (In millions)
HELOC:
GMACM 2006-HE4	$885
Countrywide Home Equity Master Trust 2005-M	637
Countrywide Home Equity Master Trust 2005-I	597
Countrywide Home Equity 2006-E	574
Countrywide Home Equity Series 2007-E	574
Countrywide Mortgage Corporation 2005-E	490
Countrywide Home Equity 2006-G	426
IndyMac Home Equity Line Asset-Backed Series 2006-H4	397
GMAC Mortgage Corporation 2004-HE4	338
Residential Funding Home Equity Loan Trust 2007-HSA1	263
Countrywide Home Loans Inc 2005-A 1-A, 2-A	238
Countrywide Home Loans Inc 2004-I	223
Countrywide Home Loans Inc 2004P	149
Residential Funding Home Equity Loan Trust 2006-HSA4	144
Residential Funding Mortgage Securities 2007-HSA3	138
Residential Funding Home Equity Loan Trust 2006-HSA5	125
GSR 2007-HEL1	78

Total HELOC Net Par Outstanding	6,276

CES:
Countrywide Home Loans CWHEQ 2007-S1	1,102
GMACM Home Equity Loan Trust 2007-HE1	716
Countrywide Home Loans CWHEQ 2007-S2	704
Residential Funding Corporation 2007-HSA2	683
Countrywide Home Loans CWHEQ 2006-S8	647
Countrywide Home Equity 2006-S9	637
Countrywide Home Loans CWHEQ 2007-S3	496
Flagstar Home Equity Loan Asset Backed Trust 2007-1	454
Credit Suisse Home Equity Mortgage Trust	408
Residential Funding Mortgage Securities 2007-HSA3	330
IndyMac Home Equity Mortgage Loan 2007-1 Class A & Class A-IO	200
Morgan Stanley Mortgage Loan Trust 2007-9SL	174
IndyMac Home Equity Loan ABS Trust 2007-2	118

Total CES Net Par Outstanding	6,669

Alt-A:
Deutsche Bank Alt-A Securities Trust 2007-AR3	563

Total Alt-A Net Par Outstanding	563

Total Net Par Outstanding	$13,508

Manufactured Housing

MBIA continues to closely monitor the manufactured housing sector, which has experienced stress during the last several years. MBIA ceased writing business in this sector, other than through certain CDO transactions, in 2000. As of March 31, 2009, the Company had $23 million in case basis reserves, net of reinsurance, covering net insured par outstanding of $115 million on three credits within the manufactured housing sector. The Company had additional manufactured housing net insured par outstanding of $1.7 billion as of March 31, 2009, of which approximately 22% has been placed on the Company’s “Caution List-Medium” and “Caution List-High.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

In the fourth quarter of 2008, the Company took remediation action on an international infrastructure financing transaction for which the performance trends had increased the risk of future losses. The project’s revenue was below original projections and the issuer’s debt was trading at a significant discount. In the fourth quarter of 2008, we purchased approximately 62% of the outstanding debt of the issuer at a discount to par. As a consequence, the Company consolidated the issuer as a VIE. In the first quarter of 2009, the Company purchased an additional 10% of the outstanding debt of the issuer at a discount to par.

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

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of March 31, 2009, the total amount available under these letters of credit and trust arrangements was $784 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of March 31, 2009, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $53.4 billion compared with $54.9 billion as of December 31, 2008. Of the $53.4 million of ceded par outstanding as of March 31, 2009, $17.6 million was ceded from our U.S. public finance insurance segment and $35.8 million was ceded from our structured finance and international insurance segment. The following table presents the credit ratings and ratings status, percentage of outstanding par ceded, the reinsurance recoverable, derivative asset, and estimated credit impairments by reinsurer as of March 31, 2009 for our combined insurance operations. Estimated credit impairments represent the reinsurers’ portion of amounts we expect to pay on insured derivative contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reinsurers In millions	Standard & Poor’s Rating (Status)		Moody’s Rating (Status)		Percentage of Total Par Ceded	Reinsurance Recoverable	Derivative Asset	Estimated Credit Impairments on Insured Derivatives
Channel Reinsurance Ltd.	N/R	(2)	RWR	(3)	67.45%	$19	$660	$208
Assured Guaranty Corp.	AAA (Stable	)	Aa2 (Stable	)	12.03%	10	—	—
Mitsui Sumitomo Insurance Company Ltd.	AA (Negative Outlook	)	Aa3 (Stable	)	7.07%	14	55	3
Ambac Assurance Corporation	A (Negative Outlook	)	Ba3 (Developing	)	5.30%	1	—	—
Swiss Reinsurance Company	A+ (Stable	)	A1 (Negative Outlook	)	4.11%	20	3	—
Assured Guaranty Re Ltd.	AA (Stable	)	Aa3 (Stable	)	1.39%	2	1	—
Syncora Guarantee Re Ltd.	CC (Negative Outlook	)	Ca (Developing	)	0.64%	—	1	—
Export Development Corporation	AAA (Stable	)	Aaa (Stable	)	0.56%	—	—	—
Overseas Private Investment Corporation	AAA (Stable	)	Aaa (Stable	)	0.51%	—	—	—
Old Republic Insurance Company	A+ (Negative Outlook	)	Aa3 (Stable	)	0.40%	1	—	—
Other (1)	CC or above		Ca or above		0.49%	2	—	—
Not Currently Rated					0.05%	—	—	—

Total					100.00%	$69	$720	$211

(1)	Several reinsurers within this category are not rated by Moody’s.
(2)	Not rated.
(3)	Rating withdrawn.

MBIA owns a 17.4% equity interest in Channel Re. In March 2009, Moody’s downgraded Channel Re to B3 with a negative outlook and the rating was subsequently withdrawn. In March 2009, S&P downgraded Channel Re to BB+ and the rating was subsequently withdrawn. As of March 31, 2009, the Company expects Channel Re to continue to report negative shareholders’ equity on a GAAP basis primarily due to unrealized losses on its insured credit derivatives based on fair value accounting. As of March 31, 2009, the fair value of the derivative assets related to credit derivatives ceded to Channel Re was $660 million and the reinsurance recoverable from Channel Re was $19 million. In determining the fair value of our derivative assets, we considered the credit risk of Channel Re and, as a result, we reduced our derivative asset by $40 million to reflect this credit risk. The amount reported in the preceding table reflects this reduction. After considering the credit risk of Channel Re in fair valuing our derivative assets, we believe Channel Re has sufficient liquidity supporting its business to fund amounts due to MBIA. In performing our assessment, we determined that cash and investments, inclusive of approximately $524 million that Channel Re had on deposit in trust accounts for the benefit of MBIA as of March 31, 2009, and borrowing facilities available to Channel Re were in excess of MBIA’s exposure to Channel Re. Although the trust accounts limit the potential for Channel Re to default on its obligations to MBIA, there can be no assurance that Channel Re will not default on its obligations to MBIA that exceed the amounts already held in the trust accounts.

Since December 2007, several of the Company’s other financial guarantee reinsurers, including Ambac Assurance Corporation, Assured Guaranty Corp., Assured Guaranty Re Ltd., Old Republic Insurance Co., Swiss Reinsurance Company, Syncora Guarantee Re Ltd. and Syncora Guarantee Inc. (formerly known as XL Financial Assurance and XL Capital Assurance), have had their credit ratings either downgraded or put on negative watch by one or more of the major rating agencies. Although there was no material impact on the Company for any of the rating agency actions through March 2009 relating to these reinsurers, a further downgrade of one or more of these reinsurers could require the establishment of reserves against any receivables due from the reinsurers.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s insurance expenses, as well as its expense ratio, are presented in the following table:

	1st Quarter
	2009				2008	Percent Change 2009 vs. 2008
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Eliminations	Combined Insurance Operations	Insurance Operations
Gross expenses	$8	$69	$(4)	$73	$38	95%

Amortization of deferred acquisition costs	$28	$58	$(65)	$21	$15	33%
Operating	8	65	(4)	69	46	50%

Total insurance operating expenses	$36	$123	$(69)	$90	$61	46%

Expense ratio	24%	103%		39%	31%

U.S. public finance insurance segment gross expenses totaled $8 million and structured finance and international insurance segment gross expenses totaled $69 million in the first quarter of 2009. Combined gross expenses of $73 million increased $35 million in the first quarter of 2009 from $38 million in the first quarter of 2008. The increase was primarily due to higher compensation costs related to the reversal of prior year bonus and long-term incentive award accruals in 2008, higher loss prevention expenses related to insured credit derivatives, and higher consulting costs related to the changes in our legal entity structure. In the first quarter of 2009, the amortization of deferred acquisition costs increased 33% to $21 million from $15 million in the first quarter of 2008. The increase in the amortization of deferred acquisition costs was principally the result of amortizing ceding commissions paid to FGIC in the third quarter of 2008 under the previously disclosed reinsurance agreement.

U.S. public finance insurance segment operating expenses totaled $8 million and structured finance and international insurance segment operating expenses totaled $65 million in the first quarter of 2009. Combined operating expenses of $69 million increased $23 million in the first quarter of 2009 from $46 million in the first quarter of 2008, primarily due to the increases in gross expenses. The lower increase in operating expenses compared with gross expenses resulted from recording a portion of the expense reversal of bonus and long-term incentive award accruals in 2008 against deferred acquisition costs not yet amortized.

Financial guarantee insurance companies use the expense ratio (expenses divided by net premiums earned) as a measure of expense management. In the first quarter of 2009, combined insurance expenses increased at a greater rate than premiums earned compared with the first quarter of 2008 resulting in a higher expense ratio, as reported in the preceding table.

INTEREST EXPENSE Interest expense in our insurance business is incurred by our structured finance and international insurance segment and primarily consists of interest related to MBIA Insurance Corporation’s surplus notes and debt issued by consolidated VIEs. Interest expense increased to $55 million in the first quarter of 2009 from $47 million in the first quarter of 2008. The increase is primarily due to interest expense associated with three additional VIEs consolidated by MBIA Insurance Corporation in the fourth quarter of 2008 and slightly higher interest expense on our surplus notes, which were issued on January 16, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

VARIABLE INTEREST ENTITIES MBIA consolidates certain third-party VIEs as a result of financial guarantees provided by our structured finance and international insurance segment. As of March 31, 2009, the assets of these VIEs primarily consisted of fixed rate and floating rate securities and loans, and the liabilities of these VIEs primarily consisted of fixed rate and floating rate notes. MBIA eliminates any investment in third-party VIEs against the debt of these VIEs upon consolidation into MBIA’s financial statements. The following table presents MBIA’s carrying value of assets and liabilities related to third-party VIEs, after the aforementioned eliminations, as of March 31, 2009 and December 31, 2008 by balance sheet caption:

In millions	March 31, 2009	December 31, 2008
Assets:
Fixed-maturity securities held as available-for-sale	$592	$632
Investments held-to-maturity	1,196	1,215
Other assets (loans)	410	423
Liabilities:
Variable interest entity notes	$1,698	$1,792

Revenues related to third-party VIEs are primarily recorded in “Net investment income” and “Net realized gains (losses)” and expenses are primarily recorded in “Interest expense” on the Company’s statements of operations. Consolidation of such VIEs does not increase our exposure above that which is already committed to in our insurance policies. Additionally, consolidation of VIEs does not affect the capital ratios, debt covenants, dividends or credit ratings of the Company.

Refer to “Note 7: Variable Interest Entities” in the Notes to Consolidated Financial Statements for additional information about the Company’s interest in consolidated and nonconsolidated VIEs.

COLLATERALIZED DEBT OBLIGATIONS AND RELATED INSTRUMENTS As part of our structured finance and international insurance activities, we provide guarantees on the senior most tranches of CDOs, as well as protection on structured pools of CMBS and corporate securities, and CDS referencing such securities.

MBIA Corp.’s $122.9 billion CDO portfolio comprised 55% of its total insured net par of $224.8 billion as of March 31, 2009. MBIA Corp.’s aggregate CDO portfolio is diversified by vintage and collateral type. 89% of this exposure, or $109.1 billion, was insured through CDSs. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

Collateral Type In billions	Net Par	Percent
Multi-Sector CDOs (1)	$19.1	16%
Multi-Sector CDO-Squared	8.3	7%
Investment Grade CDOs and Structured Corporate Credit Pools	38.4	31%
High Yield Corporate CDOs	12.3	10%
Structured CMBS Pools and CRE CDOs	44.8	36%

Total	$122.9	100%

(1)	Does not include multi-sector CDO-Squared transactions totaling $8.3 billion net par.

Multi-Sector CDOs

Multi-sector CDOs are transactions that include a variety of structured finance asset classes in their collateral pools. As of March 31, 2009, $27.4 billion, or approximately 12%, of MBIA Corp.’s total insured net par outstanding of $224.8 billion comprised multi-sector CDOs. Additionally, as of March 31, 2009, 23% of MBIA Corp.’s $122.9 billion CDO and related instruments portfolio insured net par outstanding comprised multi-sector CDOs. The collateral in the multi-sector CDOs includes subprime RMBS and other RMBS, CDOs of ABS (multi-sector CDOs), Corporate CDOs, Collateralized Loan Obligations (“CLOs”), other ABS (e.g. securitizations of auto receivables, credit cards, etc.), Commercial Real Estate CDOs, CMBS, and Corporate credits.

For the multi-sector CDOs, the next four tables provide breakdowns of the collateral composition and ratings of subprime RMBS collateral, non-subprime RMBS collateral, and CDOs of ABS collateral by vintage year and rating. CDOs of ABS may contain exposure to various types of collateral, including RMBS. The collateral level detail presented for each year insured was calculated using a weighted average of the total collateral as of March 31, 2009 for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over-collateralization and subordination) and reinsurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Multi-Sector CDO Portfolio: Collateral Composition, Subordination, and Net Derivative Asset/Liability

$ in millions		Collateral as % of Performing Pool Balance as of March 31, 2009
Year Insured(1)	Net Par Outstanding	Other RMBS	Subprime RMBS	ABS	CMBS	Corp.	CLO	CDO of ABS	Other CDO	Total	Current Subordination Range Below MBIA(2)	Original Subordination Range Below MBIA(2)	Net Derivative Asset/ (Liability)(3)
CDOs of High-Grade U.S. ABS
2004	1,411	31%	31%	8%	3%	0%	12%	11%	5%	100%	5.1-9.6%	12.5-13.0%	(129)
2005	645	47%	37%	1%	1%	0%	5%	1%	7%	100%	12.7%	20.0%	(51)
2006(4)	3,305	53%	33%	1%	9%	0%	0%	2%	1%	100%	0.0%	12.0-14.0%	(399)
2007(4)(5)	8,993	46%	29%	0%	12%	0%	6%	1%	7%	100%	0.0-25.6%	13.0-60.0%	(715)

Sub-total	$14,354												$(1,294)

CDOs of Mezzanine U.S. ABS
2000	28	0%	0%	16%	77%	0%	0%	0%	7%	100%	30.2%	21.4%	—
2002	745	33%	8%	16%	23%	0%	5%	6%	9%	100%	0.0-55.5%	13.8-40.0%	(10)
2003	757	30%	20%	17%	23%	0%	5%	1%	5%	100%	0.0-73.5%	21.5-29.8%	(0)
2004	741	24%	38%	5%	27%	1%	2%	1%	3%	100%	6.6-25.1%	16.0-30.5%	(11)
2005	319	27%	41%	0%	27%	0%	0%	3%	3%	100%	20.2%	19.5%	(27)

Sub-total	$2,590												$(48)

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	186	0%	0%	0%	0%	32%	68%	0%	0%	100%	24.1%	5.0%	—
2003	311	0%	0%	0%	0%	5%	65%	0%	30%	100%	16.0-88.0%	20.0%	(19)
2004	1,350	1%	0%	2%	0%	0%	76%	17%	4%	100%	11.3%	10.0%	(51)
2005	1,425	0%	20%	0%	0%	2%	64%	14%	0%	100%	23.0%	10.0%	(62)
2006(4)	1,756	6%	24%	3%	0%	0%	59%	6%	1%	100%	6.2-11.1%	10.0-13.0%	(74)
2007(4)	3,298	4%	6%	0%	0%	2%	79%	7%	2%	100%	10.0-17.6%	13.0-15.0%	(135)

Sub-total	$8,326												$(341)

Total	25,270												(1,683)
	875	Multi-Sector CDOs European Mezzanine and Other Collateral (4 CDOs) (5)											(31)
	1,211	Multi-Sector CDOs insured in the Secondary Market prior to 2005 (37 CDOs) (5)											—

Grand Total	$27,356												$(1,714)

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

(3)

This column represents the net derivative asset/(liability) primarily for CDS deals written in that year. Note that not all insurance contracts are considered derivatives. Please refer to “Note 5: Fair Value of Financial Instruments” and “Note 6: Derivative Instruments” in the Notes to Consolidated Financial Statements for the Company’s accounting treatment of derivatives (including CDS on CDOs).

(4)

As of March 31, 2009, the Company estimated $1.3 billion of total credit impairment on nine deals insured during 2006 and 2007, with a total net par of $9.6 billion. Four transactions insured in 2006 (totaling $3.6 billion) have an impairment of $0.4 billion while four transactions insured in 2007 (totaling $6.1 billion), have an impairment of $0.9 billion.

(5)

The table does not provide collateral level detail on 41 CDOs totaling $2.1 billion of net par. Three deals, with $0.7 billion of net par, contain European Mezzanine ABS assets including 54% RMBS, 22% CDO, 19% CMBS and 5% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.2 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

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

MBIA’s multi-sector CDOs benefit from two sources of credit enhancement. First, the subordination in the underlying securities collateralizing the MBIA wrapped tranche must be fully eroded and second, the subordination below MBIA’s insurance coverage in the CDO transaction must be fully eroded before MBIA’s insured interest is subject to a claim. The original subordination levels and those as of March 31, 2009 are detailed in the above table. MBIA’s payment obligations after a default vary by deal and by insurance type. There are three policy payment types: (i) where MBIA insures current interest and ultimate principal; (ii) where MBIA insures ultimate principal only; and (iii) where MBIA insures payments upon settlement of individual collateral losses as they occur after the complete erosion of deal deductibles, such payment profiles are referred to as Asset Coverage with a Deductible.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

$ in millions	Net Par Outstanding	% Collateral that is Subprime	Vintage of Subprime RMBS				Subprime RMBS - Ratings As of April 16, 2009
Year Insured(1)			2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS
2004	1,411	31%	22%	2%	7%	31%	3%	11%	6%	5%	7%	31%
2005	645	37%	35%	3%	0%	37%	2%	4%	2%	4%	25%	37%
2006(3)	3,305	33%	16%	16%	1%	33%	2%	5%	3%	1%	22%	33%
2007(3)(4)	8,993	29%	3%	18%	8%	29%	1%	2%	3%	1%	22%	29%

Sub-total	$14,354

CDOs of Mezzanine U.S. ABS
2000	28	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2002	745	8%	7%	0%	0%	8%	0%	1%	2%	1%	4%	8%
2003	757	20%	18%	1%	1%	20%	1%	1%	5%	7%	5%	20%
2004	741	38%	25%	2%	11%	38%	0%	3%	8%	8%	19%	38%
2005	319	41%	32%	0%	8%	41%	0%	3%	8%	5%	24%	41%
2007(3)	—	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

Sub-total	$2,590

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	186	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	311	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	1,350	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2005	1,425	20%	16%	3%	1%	20%	1%	6%	3%	2%	8%	20%
2006(3)	1,756	24%	6%	7%	11%	24%	1%	2%	2%	0%	19%	24%
2007(3)	3,298	6%	2%	1%	3%	6%	0%	0%	1%	0%	5%	6%

Sub-total	$8,326

Total	25,270
	875	Multi-Sector CDOs European Mezzanine and Other Collateral (4 CDOs) (4)
	1,211	Multi-Sector CDOs insured in the Secondary Market prior to 2005 (37 CDOs) (4)

Grand Total	$27,356

All figures represent MBIA’s insured net par outstanding as of March 31, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of April 16, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

(3)

As of March 31, 2009, the Company estimated $1.3 billion of total credit impairment on nine deals insured during 2006 and 2007, with a total net par of $9.6 billion. Four transactions insured in 2006 (totaling $3.6 billion) have an impairment of $0.4 billion while four transactions insured in 2007 (totaling $6.1 billion), have an impairment of $0.9 billion.

(4)

The table does not provide collateral level detail on 41 CDOs totaling $2.1 billion of net par. Three deals, with $0.7 billion of net par, contain European Mezzanine ABS assets including 54% RMBS, 22% CDO, 19% CMBS and 5% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.2 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

$ in millions	Net Par Outstanding	% Collateral that is Non Subprime RMBS	Vintage of Non Subprime RMBS					Non Subprime RMBS - Ratings As of April 16, 2009
Year Insured(1)			2005 and Prior	2006	2007	2008	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS
2004	1,411	31%	25%	2%	3%	0%	31%	4%	10%	2%	7%	8%	31%
2005	645	47%	46%	0%	1%	0%	47%	0%	6%	2%	13%	27%	47%
2006(3)	3,305	53%	25%	26%	1%	2%	53%	7%	7%	4%	2%	34%	53%
2007(3)(4)	8,993	46%	7%	28%	11%	0%	46%	1%	4%	4%	4%	34%	46%

Sub-total	$14,354

CDOs of Mezzanine U.S. ABS
2000	28	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2002	745	33%	31%	1%	0%	0%	33%	2%	3%	5%	8%	14%	33%
2003	757	30%	29%	1%	0%	0%	30%	5%	5%	5%	8%	8%	30%
2004	741	24%	19%	1%	4%	0%	24%	1%	1%	5%	6%	10%	24%
2005	319	27%	20%	4%	2%	0%	27%	1%	8%	1%	3%	13%	27%
2007(3)	—	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

Sub-total	$2,590

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	186	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	311	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	1,350	1%	1%	0%	0%	0%	1%	1%	0%	0%	0%	0%	1%
2005	1,425	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2006(3)	1,756	6%	2%	2%	1%	0%	6%	0%	1%	0%	0%	4%	6%
2007(3)	3,298	4%	1%	2%	1%	0%	4%	0%	0%	0%	0%	4%	4%

Sub-total	$8,326

Total	25,270
	875	Multi-Sector CDOs European Mezzanine and Other Collateral (4 CDOs) (4)
	1,211	Multi-Sector CDOs insured in the Secondary Market prior to 2005 (37 CDOs) (4)

Grand Total	$27,356

All figures represent MBIA’s insured net par outstanding as of March 31, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of April 16, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

(3)

As of March 31, 2009, the Company estimated $1.3 billion of total credit impairment on nine deals insured during 2006 and 2007, with a total net par of $9.6 billion. Four transactions insured in 2006 (totaling $3.6 billion) have an impairment of $0.4 billion while five transactions insured in 2007 (totaling $6.1 billion), have an impairment of $0.9 billion.

(4)

The table does not provide collateral level detail on 41 CDOs totaling $2.1 billion of net par. Three deals, with $0.7 billion of net par, contain European Mezzanine ABS assets including 54% RMBS, 22% CDO, 19% CMBS and 5% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.2 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing CDOs of ABS

$ in millions	Net Par Outstanding	% Collateral that is CDO of ABS	Vintage of CDO of ABS				CDO of ABS - Ratings As of April 16, 2009
Year Insured(1)			2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS
2004	1,411	11%	11%	0%	0%	11%	1%	0%	1%	0%	9%	11%
2005	645	1%	1%	0%	0%	1%	0%	0%	0%	0%	1%	1%
2006(3)	3,305	2%	0%	1%	0%	2%	0%	0%	0%	0%	2%	2%
2007(3)(4)	8,993	1%	0%	0%	0%	1%	0%	0%	0%	0%	1%	1%

Sub-total	$14,354

CDOs of Mezzanine U.S. ABS
2000	28	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2002	745	6%	5%	1%	0%	6%	0%	0%	0%	1%	6%	6%
2003	757	1%	1%	0%	0%	1%	0%	0%	0%	0%	1%	1%
2004	741	1%	1%	0%	0%	1%	0%	0%	0%	0%	1%	1%
2005	319	3%	3%	0%	0%	3%	0%	0%	1%	1%	1%	3%
2007(3)	—	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

Sub-total	$2,590

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	186	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	311	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	1,350	17%	17%	0%	0%	17%	0%	3%	2%	0%	12%	17%
2005	1,425	14%	5%	8%	0%	14%	2%	0%	0%	0%	11%	14%
2006(3)	1,756	6%	1%	5%	0%	6%	0%	0%	0%	0%	6%	6%
2007(3)	3,298	7%	0%	1%	6%	7%	0%	0%	0%	0%	7%	7%

Sub-total	$8,326

Total	25,270
	875	Multi-Sector CDOs European Mezzanine and Other Collateral (4 CDOs)(4)
	1,211	Multi-Sector CDOs insured in the Secondary Market prior to 2005 (37 CDOs)(4)

Grand Total	$27,356

All figures represent MBIA’s insured net par outstanding as of March 31, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of April 16, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

(3)

As of March 31, 2009, the Company estimated $1.3 billion of total credit impairment on nine deals insured during 2006 and 2007, with a total net par of $9.6 billion. Four transactions insured in 2006 (totaling $3.6 billion) have an impairment of $0.4 billion while five transactions insured in 2007 (totaling $6.1 billion), have an impairment of $0.9 billion.

(4)

The table does not provide collateral level detail on 41 CDOs totaling $2.1 billion of net par. Three deals, with $0.7 billion of net par, contain European Mezzanine ABS assets including 54% RMBS, 22% CDO, 19% CMBS and 5% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.2 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

Since mid-2007, the multi-sector CDO portfolio has experienced stress related to the U.S. subprime mortgage crisis. Impairment estimates were established for three CDOs during the fourth quarter of 2007; in addition, impairments were estimated for an additional six CDOs during the first quarter of 2008 due to the further degradation of underlying RMBS and CDO of ABS collateral. During the second quarter of 2008, impairments were further increased to reflect the effects of the shortening of the discount period by three months. During the third quarter of 2008, an impairment on one additional CDO was established. During the fourth quarter of 2008, MBIA increased the impairments further and added four transactions to the list of impaired deals. During the first quarter of 2009, impairments were established for two additional multi-sector deals, as well as increased impairments due to accretion. As of March 31, 2009, MBIA estimated credit impairment in connection with fourteen multi-sector CDO transactions aggregating to $1.344 billion for which MBIA expects to incur actual claims in the future. In the event of further deteriorating performance of the collateral referenced or held in the multi-sector CDO transactions, the amount of credit impairments could increase materially.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

As of March 31, 2009, the majority of insurance protection provided by MBIA for its Investment Grade Corporate CDO exposure attached at a super senior level. Although several of the Company’s insured Investment Grade Corporate CDOs referenced obligors who have recently defaulted, none experienced any material credit deterioration. The Company’s net par exposure to Investment Grade Corporate CDOs represents 31% of MBIA Corp.’s CDO exposure and approximately 17% of MBIA Corp.’s total net par insured. MBIA Corp.’s Investment Grade Corporate CDO exposure references pools of predominantly investment grade corporate credits; some of these pools may also include limited exposure to other asset classes, including structured finance securities (including RMBS and CDO collateral). Most of MBIA Corp.’s Investment Grade Corporate CDO policies guarantee coverage of losses on collateral assets once subordination in the form of a deductible has been eroded, and are generally highly customized structures.

In addition, $13.4 billion net par of MBIA’s insured Investment Grade Corporate CDOs are typically structured to include buckets (30%-35% allocations) of references to specific tranches of other Investment Grade Corporate CDOs (monotranches). In such transactions, MBIA’s insured Investment Grade Corporate CDOs includes, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The reference monotranches in such CDOs are typically rated double-A and each reference monotranche will typically be sized to approximately 3% of the overall reference risk pool. Deals with buckets for monotranche exposure are managed transactions. The inner referenced monotranches are themselves managed exposures (managed by the same manager as the MBIA-insured Investment Grade Corporate CDO). The inner referenced monotranches are not subject to acceleration and do not give control rights to a senior investor.

Of MBIA Corp.’s $38.4 billion net par Investment Grade CDO portfolio at March 31, 2009, the collateral composition, underlying credit ratings of the collateral that support the Subprime RMBS, Non-subprime RMBS, and CDOs of ABS exposures along with their vintage are presented in the following tables. The collateral level detail for each year insured was calculated using a weighted average of the total collateral for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over-collateralization and subordination) and reinsurance.

Investment Grade Corporate CDO Portfolio: Collateral Composition, Subordination, and Net Derivative Asset/Liability

$ in millions	Net Par Outstanding	Collateral as % of Performing Pool Balance as of March 31, 2009
Year Insured(1)		Corp(5)	ABS	Subprime RMBS	Other RMBS	CDO(2)	Other	Total	Current Subordination Range Below MBIA(3)	Original Subordination Range Below MBIA(3)	Net Derivative Asset/ (Liability)(4)
2003 and Prior	5,489	100%	0%	0%	0%	0%	0%	100%	10.2-25.3%	11.0-22.0%	(25)
2004(5)	5,454	90%	0%	4%	2%	2%	1%	100%	10.3-19.8%	10.0-15.0%	(152)
2005(5)	7,629	95%	0%	1%	3%	0%	0%	100%	12.4-25.0%	12.5-25.0%	(196)
2006(5)	6,094	92%	0%	4%	3%	0%	0%	100%	14.4-25.0%	16.0-40.0%	(247)
2007(5)	13,406	96%	0%	1%	2%	0%	0%	100%	14.1-35.0%	15.0-35.0%	(367)

Sub-total	$38,072										$(987)

	377	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (13 CDOs)(6)									(2)

Grand Total	$38,449										$(989)

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

(3)

The range represents the minimum and maximum subordination for deals written in that year. The impact of all credit events delivered and settled as of March 31, 2009 have been reflected in the current subordination levels.

(4)

This column represents the net derivative asset/(liability) primarily for CDS deals written in that year. Note that not all insurance contracts are considered derivatives. Please refer to “Note 5: Fair Value of Financial Instruments” and “Note 6: Derivative Instruments” in the Notes to Consolidated Financial Statements for the Company’s accounting treatment of derivatives (including CDS on CDOs).

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

(6)

The table does not provide collateral level detail on 13 Investment Grade CDOs totaling $0.5 billion of net par. These deals were insured prior to 2003. In addition, all 13 deals were rated triple-A at the time MBIA wrote insurance on them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

$ in millions	Net Par Outstanding	% Collateral that is Subprime	Vintage of Subprime RMBS				Subprime RMBS - Ratings As of April 16, 2009
Year Insured(1)			2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	5,489	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,454	4%	3%	1%	0%	4%	0%	0%	1%	0%	3%	4%
2005(3)	7,629	1%	0%	0%	0%	1%	0%	0%	0%	0%	1%	1%
2006(3)	6,094	4%	1%	3%	0%	4%	0%	0%	0%	0%	4%	4%
2007(3)	13,406	1%	0%	1%	0%	1%	0%	0%	0%	0%	1%	1%

Sub-total	$38,072

	377	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (13 CDOs)(4)

Grand Total	$38,449

All figures represent MBIA’s insured net par outstanding as of March 31, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of April 16, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

(3)

These years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. Collateral contained in referenced Monotranche obligations are classified as Corporate Exposure as they are 100% corporate references.

(4)

The table does not provide collateral level detail on 13 Investment Grade CDOs totaling $0.4 billion of net par. These deals were insured prior to 2003. In addition, all 13 deals were rated triple-A at the time MBIA wrote insurance on them.

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

$ in millions	Net Par Outstanding	% Collateral that is Non Subprime	Vintage of Non Subprime RMBS				Non Subprime RMBS - Ratings As of April 16, 2009
Year Insured(1)			2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	5,489	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,454	2%	1%	1%	0%	2%	0%	0%	0%	0%	2%	2%
2005(3)	7,629	3%	1%	2%	0%	3%	0%	0%	0%	0%	3%	3%
2006(3)	6,094	3%	0%	2%	0%	3%	0%	0%	0%	0%	3%	3%
2007(3)	13,406	2%	0%	1%	1%	2%	0%	0%	0%	0%	2%	2%

Sub-total	$38,072

	377	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (13 CDOs)(4)

Grand Total	$38,449

All figures represent MBIA’s insured net par outstanding as of March 31, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of April 16, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

(3)

The years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. Collateral contained in referenced Monotranche obligations are classified as Corporate Exposure as they are 100% corporate references.

(4)

The table does not provide collateral level detail on 13 Investment Grade CDOs totaling $0.4 billion of net par. These deals were insured prior to 2003. In addition, all 13 deals were rated triple-A at the time MBIA wrote insurance on them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing CDOs of ABS

$ in millions			Vintage of CDO of ABS				CDO of ABS - Ratings As of April 16, 2009
Year Insured(1)	Net Par Outstanding	% Collateral that is CDO of ABS	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	5,489	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,454	2%	2%	0%	0%	2%	0%	0%	0%	0%	2%	2%
2005(3)	7,629	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2006(3)	6,094	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2007(3)	13,406	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

Sub-total	$38,072

	377	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (13 CDOs)(4)

Grand Total	$38,449

All figures represent MBIA’s insured net par outstanding as of March 31, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of April 16, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

(3)

These years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. Collateral contained in referenced Monotranche obligations are classified as Corporate Exposure as they are 100% corporate references.

(4)

The table does not provide collateral level detail on 13 Investment Grade CDOs totaling $0.4 billion of net par. These deals were insured prior to 2003. In addition, all 13 deals were rated triple-A at the time MBIA wrote insurance on them.

High Yield Corporate CDOs

The High Yield Corporate CDO portfolio totaling $12.3 billion is largely comprised of middle-market/special-opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). MBIA Corp.’s net par exposure to High Yield Corporate CDOs represents 10% of the MBIA Corp.’s CDO exposure and approximately 5% of MBIA Corp.’s total net par insured as of March 31, 2009. MBIA Corp. did not experience any material credit deterioration to this portfolio during the three months ended March 31, 2009. The High Yield Corporate CDO portfolio did not contain any Subprime RMBS, Non-subprime RMBS, and CDOs of ABS exposures.

The following table shows the collateral composition, original and current subordination for the High Yield Corporate CDOs, as well as the net derivative asset/(liability) for each year insured. The collateral level detail for each year insured was calculated using a weighted average of the net par written for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over-collateralization and subordination) and reinsurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

High Yield Corporate CDOs: Collateral Composition, Subordination, and Net Derivative Asset/Liability

$ in millions	Net Par Outstanding	Collateral as % of Performing Pool Balance as of March 31, 2009
Year Insured(1)		Corp.	Current Subordination Range Below MBIA(2)		Original Subordination Range Below MBIA(2)	Net Derivative Asset/ (Liability)(3)
1996	—	100%	0.0	%(4)	12.1%	—
1997	54	100%	0.0	%(4)	12.1%	—
1998	0	100%	90.9%		28.4-34.2%	—
1999	20	100%	13.6-85.0%		22.3-29.4%	—
2002	220	100%	14.2%		19.4%	—
2003	824	100%	16.6-58.7%		24.2-40.0%	—
2004	3,053	100%	27.5-30.5%		22.0-33.3%	—
2005	1,254	100%	20.6-45.9%		21.8-34.0%	(1)
2006	4,175	100%	10.0-49.2%		10.0-49.0%	(3)
2007	2,146	100%	28.6-41.7%		31.0-42.0%	(11)

Sub-total	$11,746					$(15)

	584	High Yield Corporate CDOs insured in the Secondary Market prior to 2004 (28 CDOs)(5)				(1)

Grand Total	$12,330					$(16)

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

(3)

This column represents the net derivative asset / (liability) primarily for CDS deals written in that year. Note that not all insurance contracts are considered derivatives. Please refer to “Note 5: Fair Value of Financial Instruments” and “Note 6: Derivative Instruments” in the Notes to Consolidated Financial Statements for the Company’s accounting treatment of derivatives (including CDS on CDOs).

(4)	CDOs with zero subordination are currently being remediated and have reserves established against them.

(5)

The table does not provide collateral level detail on 28 High Yield CDOs totaling $0.6 billion of net par. These deals were insured prior to 2004. In addition, all 28 deals were rated triple-A at the time MBIA wrote insurance on them.

Structured CMBS Pools and CRE CDOs

The Structured CMBS Pools and CRE CDO portfolio is a diversified global portfolio of highly-rated structured transactions primarily supported by collateral from the CRE sector. This portfolio can be sub-divided into two distinct pools: Structured CMBS pools and CRE CDOs.

MBIA Corp.’s exposure to Structured CMBS Pools totaling $35.2 billion represents 29% of MBIA Corp.’s CDO exposure and approximately 16% of MBIA Corp.’s total net par insured as of March 31, 2009. These transactions are pools of CMBS, Real Estate Investment Trust (“REIT”) debt and CRE CDOs that are structured with a first loss deductible sized to a triple-A (or a multiple of triple-A) level of credit protection before consideration is given to the wrap provided by the Company. The credit protection sizing is a function of the underlying collateral ratings and the structural attributes. MBIA’s guarantee for most structured CMBS pool transactions covers losses on collateral assets once a deductible has been eroded. The securities in the pool are either cash assets or (more typically) securities referenced synthetically. Each pool consists primarily of CMBS securities drawn from a range of different CMBS securitizations, which in turn are backed by a diverse pool of loans secured by CRE properties. The Company’s Structured CMBS Pools are static, meaning that the collateral pool of securitizations cannot be changed.

MBIA Corp.’s CRE CDO exposure comprised approximately 8% or $9.6 billion of MBIA Corp.’s CDO exposure and 1% of the Company’s total insured net par as of March 31, 2009. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. The structures benefit from typical CDO structural protections such as cash diversion triggers, collateral quality tests and manager replacement provisions. MBIA guarantees timely interest and ultimate principal on these CDOs. As with the Company’s other CDOs, these transactions are generally structured with triple-A, or a multiple of triple-A credit support protection below the Company’s guarantee.

The following table shows the collateral composition, original and current subordination for Structured CMBS Pools and CRE CDOs, as well as the net derivative asset/(liability) for each year insured. The collateral level detail for each year insured was calculated using a weighted average of the net par written for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over-collateralization and subordination) and reinsurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Structured CMBS Pools and CRE CDOs: Collateral Composition, Subordination, and Net Derivative Asset/Liability

$ in millions		Collateral as % of Performing Pool Balance as of March 31, 2009
Year Insured(1)	Net Par Outstanding	Cusip CMBS	Whole Loans	REIT Debt	CRE CDO	Subprime RMBS	Other RMBS	ABS	Other	Total	Current Subordination Range Below MBIA(2)	Original Subordination Range Below MBIA(2)	Net Derivative Asset/ (Liability)(3)
CRE CDOs
2004	413	64%	1%	18%	0%	13%	3%	0%	0%	100%	21.6-23.6%	22.0-22.4%	—
2005	1,254	56%	1%	9%	7%	18%	3%	5%	0%	100%	17.7-32.0%	18.0-36.0%	(16)
2006	3,463	36%	51%	5%	7%	1%	0%	0%	0%	100%	20.1-60.5%	24.0-55.0%	(19)
2007	4,472	59%	28%	5%	6%	1%	1%	0%	0%	100%	16.8-51.7%	20.0-60.0%	(50)

Sub-total	$9,602												$(85)

Structured CMBS Pools
2003	159	62%	0%	37%	1%	0%	0%	0%	0%	100%	32.8%	32.2%	—
2005	2,200	100%	0%	0%	0%	0%	0%	0%	0%	100%	8.0%	8.0%	(10)
2006	7,194	89%	0%	0%	11%	0%	0%	0%	0%	100%	10.0-70.0%	10.0-70.0%	(185)
2007	25,309	97%	0%	0%	3%	0%	0%	0%	0%	100%	5.0-82.1%	5.0-82.3%	(652)

Sub-total	$34,862												$(847)

Total	44,464												(932)
	296	Structured CMBS Pools insured in the Secondary Market prior to 2005 (8 pools)(4)											—

Grand total	$44,760												$(932)

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

(3)

This column represents the net derivative asset/(liability) primarily for CDS deals written in that year. Note that not all insurance contracts are considered derivatives. Please refer to “Note 5: Fair Value of Financial Instruments” and “Note 6: Derivative Instruments” in the Notes to Consolidated Financial Statements for the Company’s accounting treatment of derivatives (including CDS on CDOs).

(4)

The table does not provide collateral level detail on eight Structured CMBS pools totaling $0.3 billion of net par executed in the secondary market. These deals were insured prior to 2005. In addition, all eight deals were rated triple-A at the time MBIA wrote insurance.

The Company’s $44.8 billion net par Structured CMBS Pools and CRE CDO portfolio at March 31, 2009 did not contain any CDOs of ABS exposures, and the Structured CMBS Pools did not contain any Subprime and Non-subprime RMBS exposures. The underlying credit ratings of the collateral that support the Subprime RMBS, Non-subprime RMBS exposures along with their vintage are presented for the CRE CDO portfolio in the following tables.

CRE CDOs: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

$ in millions			Vintage of Subprime RMBS				Subprime RMBS - Ratings As of April 16, 2009
Year Insured(1)	Net Par Outstanding	% Collateral that is Subprime	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CRE CDOs
2004	413	13%	12%	0%	1%	13%	2%	0%	3%	2%	6%	13%
2005	1,254	18%	11%	4%	3%	18%	0%	0%	2%	8%	8%	18%
2006	3,463	1%	0%	0%	0%	1%	0%	0%	0%	0%	0%	1%
2007	4,472	1%	0%	0%	0%	1%	0%	0%	0%	0%	0%	1%

Sub-total	$9,602

	34,862	Structured CMBS Pools

Total	$44,464

	296	Structured CMBS Pools insured in the Secondary Market prior to 2005(8 pools)(3)

Grand total	$44,760

All figures represent MBIA’s insured net par outstanding as of March 31, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of April 16, 2009. The totals may not sum due to rounding.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRE CDOs: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

$ in millions			Vintage of Non Subprime RMBS				Non Subprime RMBS - Ratings As of April 16, 2009
Year Insured(1)	Net Par Outstanding	% Collateral that is Non Subprime	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CRE CDOs
2004	413	3%	1%	1%	1%	3%	1%	0%	0%	2%	0%	3%
2005	1,254	3%	1%	2%	0%	3%	0%	0%	0%	3%	1%	3%
2006	3,463	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2007	4,472	1%	1%	0%	0%	1%	0%	0%	0%	0%	0%	1%

Sub-total	$9,602

	34,862	Structured CMBS Pools

Total	$44,464

	296	Structured CMBS Pools insured in the Secondary Market prior to 2005 (8 pools)(3)

Grand total	$44,760

All figures represent MBIA’s insured net par outstanding as of March 31, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of April 16, 2009. The totals may not sum due to rounding.

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

While we have observed continued stress in the CMBS market, including a rise in delinquencies by borrowers, we have not recognized impairments on these transactions. Our static pooled portfolio comprises over 56,000 loans and is well diversified geographically and by property type in keeping with the industry as a whole. The current weighted average debt service coverage ratio of underlying mortgages in the CMBS pools is 1.55, with a weighted average loan-to-value ratio of 69%. The maturities of the underlying mortgages are generally between 6 to 7 years, with over 95% of the collateral in the form of fixed-rate loans. These factors, combined with MBIA deal attachment points ranging from 5% to 80% depending upon collateral composition provide substantial protection against losses. Additionally, underlying bond collateral loss coverage in our pools generally ranging from 2% to 30% provides further protection against losses.

Delinquencies of underlying commercial mortgages continue to rise, albeit from historically low levels. As of March 31, 2009, 30-day and over delinquencies continued to increase rapidly in the CMBS market to 1.9% and in MBIA’s insured portfolio 1.7%. MBIA believes delinquencies will continue to increase over the next 12 to 18 months. Retail bankruptcies will continue to impact loans secured by shopping centers and malls well into 2009, and the deterioration of a large number of financial firms may lead to an office market contraction.

The transactions insured by MBIA are subject to ratings downgrade risk in the event that general economic performance continues to decline. Moreover, all three major rating agencies announced and/or executed plans to review and downgrade recent vintage CMBS collateral. Given these actual and anticipated downgrades, some of the Company’s insured positions may be downgraded. In the event that the portfolio is downgraded, the capital requirements for the portfolio could increase materially and impact the Company’s ratings. In light of the current economic environment, we believe the risk of a severe and prolonged recession has increased. In such an event, the performance of the underlying commercial mortgages in the portfolio may be materially adversely affected. In the event that loan level losses exceed the credit enhancement in our pools, the Company could incur material losses.

Investment Management Services Operations

Our investment management services operations provide an array of products and services to the public, not-for-profit, corporate and financial services sectors. Such products and services are provided primarily by MBIA Inc. and certain of its wholly owned subsidiaries and include cash management, discretionary asset management and structured products and investment agreement, medium term notes (“MTNs”) and commercial paper programs related to funding assets for third-party clients and for investment purposes. The investment management services operations consist of three operating segments: asset/liability products, which include investment agreements and MTNs not related to the conduit segment; advisory services, which consist of third-party and related-party fee-based asset management; and conduits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the results and assets under management of our investment management services operations for the first quarter of 2009 and 2008. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

	1st Quarter		Percent Change 2009 vs. 2008
In millions	2009	2008
Net investment income	$70	$350	(80)%
Fees and reimbursements	12	11	11%
Net gains (losses) on financial instruments at fair value and foreign exchange	46	60	(23)%
Net realized gains (losses)	(169)	(186)	9%
Net gains on extinguishment of debt	4	14	(73)%

Total revenues	(37)	249	(115)%

Operating	18	17	6%
Interest	95	324	(71)%

Total expenses	113	341	(67)%

Pre-tax income (loss)	$(150)	$(92)	(63)%

Ending assets under management	$41,677	$63,445	(34)%

In the first quarter of 2009, investment management services’ revenues were a loss of $37 million compared with gain of $249 million in the first quarter of 2008. Excluding net realized gains and losses from investment securities and net gains on financial instruments at fair value and foreign exchange, revenues were $86 million compared with revenues of $375 million in the first quarter of 2008. The decrease was due to lower assets under management, particularly in the asset/liability products segment, together with reduced interest income from lower yielding short-term assets purchased to increase the liquidity of that segment. Total investment management services’ expenses were $113 million, down 67% compared with the first quarter of 2008. The decrease in expenses was primarily driven by a decline in interest expense from lower MTN and investment agreement balances outstanding, lower operating expenses that vary with asset and liability balances, and the reversal of compensation-related accruals recorded in prior years.

Net realized losses from investment securities in the investment management services operations were $169 million in the first quarter of 2009 compared with net realized losses of $186 million in the first quarter of 2008. The net realized losses in the first quarter of 2009 were primarily due to $196 million of write-downs of certain available-for-sale investments to their fair values as a result of management’s determination that these assets were other than temporarily impaired. Partially offsetting these write-downs were net realized gains from asset sales and terminations of derivatives that qualified as hedges. In the first quarter of 2008, net realized losses resulted from $224 million of write-downs of uninsured asset-backed investments that management determined were other than temporarily impaired, partially offset by net realized gains from asset sales.

Net gains on financial instruments at fair value and foreign exchange in the investment management services operations in the first quarter of 2009 were $46 million compared with net gains of $60 million in the first quarter of 2008. The net gains in the first quarter of 2009 were primarily generated from foreign exchange gains on euro denominated positions and gains on hybrid financial instruments, partially offset by losses due to swap terminations. The net gains in the first quarter of 2008 were primarily generated from gains on total return swaps used to hedge certain cash bond positions for which the Company did not receive hedge accounting treatment under SFAS 133 and gains on certain hybrid financial instruments, partially offset by unfavorable foreign exchange on the re-measurement of euro denominated liabilities against British pound sterling.

As of March 31, 2009, ending assets under management were $41.7 billion, $1.9 billion lower compared with assets under management of $43.6 billion as of December 31, 2008 and $21.8 billion lower compared with assets under management of $63.5 billion as of March 31, 2008. Decreases in assets under management were predominantly due to a reduction in outstanding investment agreements and MTNs within the asset/liability products segment from scheduled amortization, termination of investment agreements due to ratings downgrades, and repurchases of MTNs by the Company. Conduit ending assets included in assets under management as of March 31, 2009 totaled $2.1 billion compared with $2.4 billion as of December 31, 2008. Conduit assets declined due to the maturity and scheduled amortization of transactions. Advisory services segment balances, which include assets managed for external clients and our insurance and corporate investment portfolios, increased $1.2 billion primarily due to an increase in third-party assets managed. Total average assets under management decreased 7.2% to $42.6 billion in the first quarter of 2009 from $45.9 billion in the fourth quarter of 2008, again due to decline in the asset/liability products and conduit segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following provides a summary of each of the investment management services’ businesses by segment. Refer to “Note 10: Business Segments” in the Notes to Consolidated Financial Statements for a tabular presentation of the results of the investment management services’ segments.

Asset/Liability Products

In the first quarter of 2009, asset/liability products reported a pre-tax loss of $147 million compared with a pre-tax loss of $98 million in the first quarter of 2008. The pre-tax loss in the first quarter of 2009 resulted from $169 million of net realized losses from investment securities impairments and sales, partially offset by $54 million of net gains on financial instruments recorded at fair value and foreign exchange and $4 million of net gains on MTN repurchases and investment agreement terminations. Excluding realized gains and losses from investment securities, net gains and losses on financial instruments at fair value and foreign exchange and net gains from debt repurchases, the segment’s pre-tax loss in the first quarter of 2009 was $36 million compared with pre-tax income of $8 million in the first quarter of 2008. This decrease was principally due to a significant decline in net interest income, which resulted from a decrease in total assets in the segment and interest earned on remaining assets as we rebalanced the portfolio into cash and short-term investments to meet current and future liquidity needs, together with increased interest costs for inter-segment loan facilities from the Company’s structured finance and international insurance segment, the U.S. public finance insurance segment, and the corporate segment.

As of March 31, 2009, principal and accrued interest outstanding on investment agreement and MTN obligations and securities sold under agreements to repurchase totaled $7.1 billion compared with $9.7 billion at December 31, 2008. In addition, as of March 31, 2009, the segment had a repurchase agreement outstanding with MBIA Corp. for $2.0 billion and cash advanced from the Company’s corporate segment of $600 million. Cash and investments supporting the segment’s liabilities, including intercompany liabilities, had market values plus accrued interest of $6.3 billion and $9.1 billion as of March 31, 2009 and December 31, 2008, respectively. These assets comprise securities with an average credit quality rating of double-A. The fair values of assets declined in the first quarter of 2009 relative to the carrying value of liabilities due to the widening of credit spreads across the fixed-income market in general and for certain specific asset holdings, while the liabilities are not carried at fair value. Additionally, receivables for securities sold net of payables for securities purchased were $5 million and $64 million as of March 31, 2009 and December 31, 2008, respectively. Refer to the “Liquidity” section included herein for a discussion about the liquidity position of the asset/liability products program.

Through MBIA Inc., the asset/liability products segment has also entered into matched repurchase and reverse repurchase agreements with National. These agreements, collectively, provide high-quality collateral to the asset/liability products segment, which is then pledged to investment agreement counterparties, and low-risk investment portfolio yield enhancement to the U.S. public finance insurance segment.

Advisory Services

In the first quarter of 2009, advisory services reported pre-tax income of $4 million, down 62% from $9 million in the first quarter of 2008. The decrease in pre-tax income in the first quarter of 2009 primarily resulted from a decrease in asset management fees earned on assets in our asset/liability products segment, which declined substantially.

Average assets under management in the first quarter of 2008 were $32.9 billion, compared with $32.1 billion in the fourth quarter of 2008. Third-party ending assets under management were $22.0 billion and $20.3 billion at March 31, 2009 and December 31, 2008, respectively. The market values of assets related to the Company’s insurance and corporate investment portfolios managed by the investment management services operations at March 31, 2009 were $11.1 billion, slightly down from the balance at December 31, 2008 of $11.6 billion.

The Company has issued commitments to three pooled investment programs managed or administered by MBIA-MISC and its subsidiary. These commitments cover losses in such programs should the net asset values per share decline below specified per share values. At March 31, 2009, the maximum amount of future payments that the Company would be required to make under these commitments was $5.3 billion. These commitments will be in effect so long as MBIA-MISC and its subsidiary remain as manager or administrator and each program remains in compliance with its respective investment objectives and policies. Although the pools generally hold high-quality short-term investments, given the current credit and liquidity environment, there is an increased risk that the Company will be required to make payments or incur a loss under these guarantees in the event of material redemptions by shareholders of the pools and the need to liquidate investments held in the pools. These guarantees are accounted for as derivatives, and the net unrealized gains on these derivatives for the three months ended 2009 and 2008 were $3 thousand and $6 thousand, respectively. The Company has, and may in the future, purchase investments at its discretion from the pooled investment programs it manages, whether or not such programs have been guaranteed by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Conduits

In the first quarter of 2009, our conduits segment reported a pre-tax loss of $7 million compared with a pre-tax loss of $3 million in the first quarter of 2008. Excluding losses on financial instruments at fair value and foreign exchange, Conduits’ pre-tax income was $2 million in the first quarter of 2009 compared with pre-tax income of $3 million in the first quarter of 2008. The decrease in pre-tax income in the first quarter of 2009 principally resulted from the maturity and amortization of transactions financed through our conduits. Net losses on financial instruments at fair value and foreign exchange primarily consist of an $8 million loss related to fair valuing an embedded derivative, which captures the difference between initial expectations of cash receipts in three Meridian Funding Company, LLC (“Meridian”) prepaid swaps and updated expectations based upon revised cash flow/discount factors. Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits. As such, we have eliminated intercompany transactions with our conduits from our consolidated balance sheet and statement of operations. After the elimination of such intercompany assets and liabilities, conduit investments (including cash) and conduit debt obligations totaled $2.3 billion at March 31, 2009. The effect of the elimination on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments, representing investments in conduit MTNs by other MBIA subsidiaries, with a corresponding reduction of conduit MTNs.

Meridian is one of two MBIA-owned and administered conduit financing vehicles. Meridian has invested the proceeds of a 2008 prepayment in eligible assets. Certain of the eligible assets were purchased from MBIA Inc. The eligible assets are expected to provide adequate proceeds to meet Meridian’s obligations as they come due. Triple-A One Funding Corporation (“Triple-A One”), another MBIA-owned and administered conduit, historically issued commercial paper and maintained A-1/P-1 backstop liquidity facilities covering 100% of the face amount of commercial paper outstanding. The financial guarantee policies issued by MBIA Corp. to insure the assets of Triple-A One cannot be accelerated to repay maturing commercial paper or borrowings under liquidity facilities and only guarantee ultimate payments over time relating to the assets. During 2008, conditions in the asset-backed commercial paper market deteriorated making it increasingly difficult for Triple-A One to issue new commercial paper to repay maturing obligations. Accordingly, Triple-A One began borrowing under its liquidity facilities to repay maturing commercial paper. By September 2008, these facilities were drawn in full and Triple-A One ceased issuing commercial paper. Subsequently in November 2008, Moody’s and S&P withdrew the ratings of Triple-A One at its request.

Corporate Operations

Our corporate operations primarily consist of holding company activities. The following table summarizes the consolidated results of our corporate operation for the three months ended March 31, 2009 and 2008. These results include revenues and expenses from transactions with the Company’s insurance and investment management services operations.

	1st Quarter		Percent Change 2009 vs. 2008
In millions	2009	2008
Net investment income	$7	$7	1%
Net gains (losses) on financial instruments at fair value and foreign exchange	(9)	(43)	(80)%
Net realized gains (losses)	(1)	(1)	50%
Net gains on extinguishment of debt	1	—	n/m

Total revenues	(2)	(37)	(95)%

Operating	8	7	(16)%
Interest	18	20	12%

Total expenses	26	27	5%

Pre-tax income (loss)	$(28)	$(64)	57%

n/m—Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the first three months of 2009, revenues in our Corporate operations were a loss of $2 million compared with a loss of $37 million in the first three months of 2008. Revenues in 2008 included a loss of $45 million related to warrants issued to Warburg Pincus, which is included in net gains (losses) on financial instruments at fair value and foreign exchange. For the first three months of 2009, expenses in our corporate segment of $26 million decreased 5% compared with the first three months of 2008. Operating expenses increased as a result of higher legal costs associated with corporate litigation, partially offset by a decline in costs recorded in 2008 associated with the issuance of MBIA Inc. warrants. Interest expense decreased as a result of repurchasing corporate debt during 2008.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the years ended March 31, 2009 and 2008 are as follows:

	March 31
In millions	2009		2008
Pre-tax income (loss)	$985		$(3,700)
Provision (benefit) for income taxes	$285	28.9%	$(1,293)	34.9%

The Company’s effective tax rate for the quarter was primarily a result of an unrealized net gain recorded on the Company’s derivatives portfolio, the tax-exempt interest from investments, and the change in the valuation allowance. The effective tax rate decrease from 34.9% in 2008 to 28.9% in 2009 largely due to these unrealized gains and losses. In 2008, a significant portion of the pretax income related to unrealized losses on derivatives, which is taxed at 35% as a discrete item. In 2009, unrealized net gains on derivatives offset primarily by tax-exempt interest income reduced the effective tax rate below the statutory rate.

The Company has calculated its year-to-date effective tax rate by treating the unrealized net gain on its insured credit derivative portfolio as a discrete item. As such, the tax on this net gain, calculated at the statutory tax rate of 35%, is an adjustment to the annual effective tax rate that the Company has estimated for all other pre-tax income. Given its inability to estimate this item for the full year of 2009, which directly affects the Company’s ability to estimate its pre-tax gain or loss and the related effective tax rate for the full year of 2009, the Company believes that it is appropriate to treat these unrealized net gains as a discrete item for purposes of calculating the effective tax rate for the quarter. Further changes in the fair value of the Company’s derivative portfolio during 2009 will impact the Company’s annual effective tax rate.

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

As of March 31, 2009, the Company reported a net deferred tax asset of $2.1 billion primarily related to unrealized losses recorded on the Company’s derivative and investment portfolios. Included in the net deferred tax asset of $2.1 billion is the valuation allowance of $419 million. The Company did not have a valuation allowance established as of March 31, 2008. Refer to “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion about our deferred tax asset and valuation allowance.

Ownership Change under Section 382 of the Internal Revenue Code

Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of NOL carryforwards, other tax carryforwards, and certain built-in losses, as defined under that Section, upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years).

As of March 31, 2009, the Company has not experienced an ownership change under Section 382. However, had one occurred as of March 31, 2009, the ownership change, in itself, would not have had a material impact on the Company’s financial position or results of operations. The Company has already established a full valuation allowance against its capital loss carryforwards and the Company

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

has the ability and intent to hold securities with unrealized losses as of March 31, 2009 to maturity or until such time as the value recovers as not to trigger realized losses subject to limitations under Section 382. Additionally, the Company expects to have sufficient income to utilize its alternative minimum tax credit, which may be carried forward indefinitely. The Company has no net operating loss carryforwards from 2008.

CAPITAL RESOURCES

The Company manages its capital resources to maintain appropriate claims-paying resources for National and MBIA Corp. Capital resources are defined by the Company as total shareholders’ equity and long-term debt issued by MBIA Inc. for general business purposes, surplus notes issued by MBIA Corp., and bank loans under liquidity facilities. As of March 31, 2009, total shareholders’ equity was $1.6 billion and total long-term debt was $2.4 billion. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital (shareholders’ equity plus long-term debt).

Securities Repurchases

Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to support our liquidity and other business needs.

For the three months ended March 31, 2009, we repurchased 1.7 million shares under our share repurchase program at a cost of $4.2 million and an average price of $2.48 per share. As of March 31, 2009, we had repurchased a total of 42.1 million shares under our share repurchase program at an average price of $21.01 per share and $115 million remained available under the program.

In addition to common stock repurchases, MBIA Inc. or its subsidiaries may repurchase their outstanding equity or debt securities at prices that we deem to be economically advantageous. In the first quarter of 2009, MBIA Inc. repurchased $2 million par value outstanding of its general corporate debt at an average price of 66.67 and our investment management services operations repurchased $160 million par value outstanding of MTNs issued by its asset/liability products segment at an average price of 51.63. Additionally, in the first quarter of 2009, MBIA Inc. repurchased $8 million par value of surplus notes issued by MBIA Insurance Corporation at an average price of 30.67. The gain on the repurchase of surplus notes is only reflected in the consolidated accounts of the Company.

Soft Capital

MBIA Corp. maintained a $450 million limited recourse standby line of credit facility with a group of major banks to provide funds for the payment of claims in excess of the greater of $500 million of cumulative claims, net of recoveries, or 5% of average annual debt service with respect to U.S. public finance transactions. As a result of the reinsurance of all of MBIA Corp.’s U.S. public finance insurance exposure by National, MBIA Corp. voluntarily terminated the facility effective March 31, 2009. MBIA Corp. had no outstanding borrowings under the facility, and there were no early termination fees or premiums paid as a result of terminating the facility.

Shelf Registration

From time to time, MBIA accesses the capital markets to support the growth of its businesses. As such, we filed a registration statement on Form S-3ASR with the SEC in June 2007 for an indeterminate amount which replaced and canceled remaining balances on all prior shelf registration statements filed with the SEC. This shelf registration permits us to issue various debt and equity securities described in the prospectus filed as part of the registration statement. In February 2008, we filed amendments to our Form S-3ASR to allow the issuance of $1.15 billion of common stock as part of our capital strengthening.

LIQUIDITY

As a financial services company, we carefully manage liquidity risk, which is the risk that an enterprise will not have sufficient resources to meet contractual payment obligations when due. Management of liquidity risk is of critical importance to financial services companies, and most failures of financial institutions have occurred in large part due to their inability to maintain sufficient liquidity resources under adverse circumstances. Generally, lack of sufficient resources results from an enterprise’s inability to access the capital markets or to sell assets at values necessary to satisfy payment obligations and/or an unexpected acceleration of payments to settle liabilities. We encounter significant liquidity risk in our insurance businesses, asset/liability products business and corporate operations.

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

As part of our liquidity risk management framework, we also evaluate and manage liquidity on both a legal entity basis and a segment basis. Segment liquidity is an important consideration for the Company as we conduct the operations of our corporate segment and certain activities within the asset/liability products segment of our investment management services operations from MBIA Inc. Dislocation in the global financial markets, the overall economic downturn in the U.S., and the loss of our triple-A insurance financial strength ratings in 2008 significantly increased the liquidity needs and decreased the financial flexibility in our segments. However, we continued to satisfy all of our payment obligations and we believe that we have adequate resources to meet our ongoing liquidity needs in both the short-term and the long-term. However, if the current market dislocation and economic conditions persist or worsen, the Company’s liquidity resources will experience further stress.

U.S. Public Finance Insurance and Structured Finance and International Insurance Liquidity

Liquidity risk arises in our insurance segments when claims on insured exposures result in payment obligations, when operating cash inflows fall due primarily to depressed writings of new insurance or lower investment income, or when investment assets experience credit defaults or significant declines in fair value.

MBIA’s financial guarantee insurance business model is built upon the premise of “pay-as-you-go” cash flows. Its financial guarantee contracts and CDS contracts cannot be accelerated (absent an insolvency or payment default of National or MBIA Corp.), thereby mitigating liquidity risk. However, when a default or impairment of an insured obligation occurs, MBIA encounters liquidity risk resulting from its irrevocable pledge to pay principal and interest, or other amounts owing on insured obligations, when due. Additionally, MBIA’s insurance operations require cash for the payment of operating expenses, as well as principal and interest related to its surplus notes and preferred stock issuance. Finally, National also provides liquid assets to our asset/liability products segment through matched repurchase and reverse repurchase agreements to support its business operations and liquidity position, as described below.

Since the fourth quarter of 2007, MBIA Corp. has made a significant amount of payments associated with insured second-lien RMBS securitizations, as well as settlement payments relating to CDS contracts referencing ABS CDOs. Among MBIA Corp.’s outstanding insured portfolio, these types of payments exhibit the highest degree of volatility and, therefore, pose material liquidity risk to the Company’s structured finance and international insurance segment. The level of future loss payments on second-lien RMBS, CDO-squared, and ABS CDO transactions is dependent upon the performance trends of the underlying collateral supporting these insured transactions.

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

In addition to our residential mortgage stress scenario, we also monitor liquidity risk using a Monte Carlo estimation of potential stress-level claims for all insured principal and interest payments due in the next 12-month. These probabilistically determined payments are then compared to the Company’s invested assets to ensure adequate coverage of worst-case loss scenario measurements. This theoretic liquidity model supplements the scenario-based liquidity model described above providing the Company with a robust set of liquidity metrics with which to monitor its risk position.

The Company manages the investment portfolios of its insurance segments in a conservative manner to maintain cash and liquid securities in an amount in excess of all stress scenario payment requirements. To the extent our liquidity resources fall short of our target liquidity cushions under the stress-loss scenario testing, the Company will seek to increase its cash holdings position, primarily through the sale of high-quality bonds held in its investment portfolio. As of March 31, 2009, National had unencumbered cash and available-for-sale investments of $2.4 billion, of which $415 million comprised cash and short-term investments and MBIA Corp. had unencumbered cash and available-for-sale investments of $4.1 billion, of which $1.5 billion comprised cash and highly liquid assets of MBIA Insurance Corporation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2009, the Company determined that the liquidity positions of its insurance segments were sufficient to meet cash requirements in the ordinary course of business with a cushion.

Investment Management Services Liquidity

Within our investment management services operations, the asset/liability products segment has material liquidity risk. In addition to the payment of operating expenses, cash needs in the asset/liability products segment are primarily for the payment of principal and interest on investment agreements and MTNs, and for posting collateral under repurchase agreements, derivatives and investment agreements. The primary sources of cash within the asset/liability products segment used to meet its liquidity needs include scheduled principal and interest on assets held in the segment’s investment portfolio and dedicated capital held within the investment management services operations. If needed, assets held within the segment can be sold or used in secured repurchase agreement borrowings to raise cash. However, our ability to sell assets or borrow against non-U.S. government securities in the fixed-income markets decreased dramatically and the cost of such transactions increased dramatically over the last year due to the impact of the credit crisis on the willingness of investors to purchase or lend against even very high-quality assets. In addition, negative net interest spread between asset and liability positions resulted from the need to hold cash as collateral against terminable investment agreement contracts and reduced the cash flow historically provided by net investment income.

In order to monitor liquidity risk and maintain appropriate liquidity resources for near-term cash and collateral requirements within our asset/liability products segment, the Company calculates monthly forecasts of asset and liability maturities, as well as collateral posting requirements. Cash availability at the low point of our 12-month forecasted cash flows is measured against liquidity needs using stress-scenario testing of each of the potential liquidity needs described above. To the extent there is a shortfall in our liquidity coverage, the Company proactively manages its cash position and liquidity resources to maintain an adequate cushion to the stress scenario. These resources include the sale of unpledged assets, the use of free cash at the holding company, and potentially increased securities borrowings from National.

The asset/liability products segment, through MBIA Inc., maintained simultaneous repurchase and reverse repurchase agreements with MBIA Insurance Corporation under which MBIA Inc. borrowed government securities in exchange for lending other high-quality fixed-income securities to MBIA Insurance Corporation. The government securities borrowed by the asset/liability products segment are pledged to counterparties under collateralized investment agreements and repurchase agreements. In connection with the Company’s separation of its insurance business into distinct legal entities in February 2009, the assets borrowed by MBIA Inc. were transferred from MBIA Insurance Corporation to National. As a result, the Company terminated the repurchase and reverse repurchase agreements between MBIA Inc. and MBIA Insurance Corporation and established new agreements between MBIA Inc. and National for up to $2 billion under substantially the same terms. As of March 31, 2009, security borrowings under these agreements totaled $1.7 billion.

Other liquidity support outstanding as of March 31, 2009 included a $600 million loan from our corporate segment to our asset/liability products segment and an intercompany repurchase agreement between MBIA Inc. and MBIA Insurance Corporation for up to $2.0 billion, under which the full $2.0 billion was borrowed. As of March 31, 2009, including the $2.6 billion of intercompany resources, the asset/liability products segment had cash and investments of $6.3 billion and receivables for securities sold net of payables for securities purchased of $5 million.

Following the Moody’s downgrade of MBIA Corp. to Baa1 in November 2008, most outstanding investment agreements were terminated in accordance with their terms. As of March 31, 2009, we had $7.1 billion in remaining liabilities related to our asset/liability products business, of which $3.5 billion were investment agreements. All of the investment agreements were collateralized by cash or high-grade securities. This included $1.7 billion of investment agreements which were terminable at the holders’ option upon the downgrade of MBIA Corp. to Baa1 by Moody’s or to BBB+ by S&P, but for which the holders did not choose to terminate the investment agreements. The remaining $3.6 billion in liabilities consist of MTNs issued by MBIA Global Funding, LLC and term repurchase agreements. No additional collateral or termination provisions would be triggered in the event of a further downgrade of MBIA Corp.’s credit rating. Payments and additional collateral requirements on the liabilities in the asset/liability products segment are expected to be met without the need for additional asset sales in the current stressed credit environment but rather from cash flows from investments and the intercompany facilities described above.

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

Corporate Liquidity

Liquidity needs in our corporate segment are highly predictable and comprise principal and interest payments on corporate debt, operating expenses and dividends to MBIA Inc. shareholders. Liquidity risk is associated primarily with the dividend capacity of National and MBIA Insurance Corporation, the distributable earnings of the investment management services operations conducted by MBIA Inc., dividends from asset management subsidiaries, investment income and our ability to issue equity and debt. Additionally, the corporate segment maintains excess cash and investments to ensure it is able to meet its ongoing cash requirements over a multi-year period in the event that cash becomes unavailable from one or more sources.

As of March 31, 2009, the corporate activities of MBIA Inc. had $430 million of cash and highly liquid assets available for general corporate liquidity purposes, of which $398 million comprised cash and short-term investments, compared with estimated debt service, including maturities, and operating expenses of $259 million through year-end 2010.

In addition to MBIA Inc.’s corporate liquidity needs described above, it issued investment agreements reported within the Company’s asset/liability products segment, all of which are currently collateralized by high-quality liquid investments. The Company’s corporate debt and investment agreements can be accelerated by the holders of such instruments upon the occurrence of certain events, including a breach of covenant or representation, a bankruptcy of MBIA Inc. and the filing of an insolvency proceeding in respect of MBIA Corp. In the event of any such acceleration, the Company may not have sufficient liquid resources to pay amounts due with respect to its corporate debt obligations.

Consolidated Cash Flows

Operating Cash Flows

For the three months ended March 31, 2009, net cash used by operating activities totaled $474 million compared with net cash provided by operating activities of $257 million for the three months ended March 31, 2008. Net cash used by operating activities in the first quarter of 2009 was largely related to loss payments on financial guarantee insurance policies. Cash provided by operating activities was adversely impacted by a decrease in net investment income, which more than offset an increase in premium collections.

During the remainder of 2009, we currently expect that we will be required to make loss and CDS settlement payments, before reinsurance, of between $1.0 billion and $1.2 billion primarily relating to insured RMBS and multi-sector CDO credits. In addition, we currently estimate that the surplus notes will require interest payments totaling approximately $67 million in mid-2009.

Investing Cash Flows

For the three months ended March 31, 2009, net cash provided by investing activities was $2.0 billion compared with net cash used by investing activities of $468 million for the three months ended March 31, 2008. Net cash provided by investing activities in the first quarter of 2009 resulted from sales of securities for purposes of funding investment agreement withdrawals and terminations, MTN maturities and repurchases, insurance-related loss payments, and improving liquidity in our business segments.

Financing Cash Flows

For the three months ended March 31, 2009, net cash used by financing activities was $2.7 billion compared with net cash provided by financing activities of $237 million for the three months ended March 31, 2008. Net cash used by financing activities in the first quarter of 2009 principally related to withdrawals and terminations of investment agreements and maturities and repurchases of MTNs within our asset/liability products segment.

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

On February 17, 2009, MBIA Corp. declared and paid a dividend of $1.1 billion to MBIA Inc., related to the capitalization of National, after receiving prior approval from the Superintendent of the NYSID. As a result, MBIA Corp. will not be able to pay dividends without prior approval from the Superintendent of the NYSID until February 17, 2010. The $1.1 billion dividend, together with a $938 million return of capital, was used to further capitalize MBIA Illinois.

In connection with the separation of our insurance operations, National entered into the previously disclosed reinsurance agreement with MBIA Insurance Corporation, whereby National assumed all of MBIA Insurance Corporation’s outstanding U.S. public finance business. As a consequence of the reinsurance transaction, National recorded a $1.3 billion contingency reserve, which brought its earned surplus to negative $2.0 billion. Under Illinois insurance law, dividends can only be paid from earned surplus. Therefore, National would be unable to pay dividends for an extended period. The Company plans to redomesticate National to New York and plans to seek approval from the NYSID to reset its unassigned surplus. We anticipate this to occur during 2009.

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

Triple-A One, an MBIA-administered multi-seller conduit consolidated in the Company’s conduit segment, historically issued commercial paper to fund assets, which were insured by MBIA Corp. Triple-A One also maintained backstop liquidity facilities covering 100% of the face amount of commercial paper outstanding. The financial guarantee policies issued by MBIA Corp. to insure the assets of Triple-A One cannot be accelerated to repay maturing commercial paper or borrowings under liquidity facilities and only guarantee ultimate payments over time relating to the assets. During 2008, conditions in the asset-backed commercial paper market deteriorated making it increasingly difficult for Triple-A One to issue new commercial paper at commercially acceptable rates to repay maturing obligations. Accordingly, Triple-A One borrowed under its liquidity facilities to repay maturing commercial paper. By September 2008, these facilities were drawn in full and Triple-A One ceased issuing commercial paper. As of March 31, 2009 borrowings under liquidity facilities totaled $357 million and will be repaid as the assets purchased by Triple-A One mature.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments

Our available-for-sale investment portfolios comprise high-quality fixed-income securities and short-term investments. As of March 31, 2009 and December 31, 2008, the fair value of the consolidated available-for-sale investment portfolio was $15.0 billion and $17.0 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of March 31, 2009 and December 31, 2008 were $1.1 billion and $2.3 billion, respectively.

			Percent Change 2009 vs. 2008
In millions	March 31, 2009	December 31, 2008
Available-for-sale investments:
U.S. public finance insurance operations:
Amortized cost	$5,126	—	—
Unrealized net gain (loss)	(93)	—	—

Fair value	$5,033	—	—

Structured finance and international insurance operations:
Amortized cost	$3,857	—	—
Unrealized net gain (loss)	(52)	—	—

Fair value	$3,805	—	—

Combined insurance operations:
Amortized cost	$8,983	$8,834	2%
Unrealized net gain (loss)	(145)	(160)	9%

Fair value	$8,838	$8,674	2%

Investment management services operations:
Amortized cost	$8,292	$10,279	(19)%
Unrealized net gain (loss)	(2,523)	(2,328)	(8)%

Fair value	$5,769	$7,951	(27)%

Corporate operations:
Amortized cost	$375	$365	3%
Unrealized net gain (loss)	(6)	(7)	(13)%

Fair value	$369	$358	3%

Total available-for-sale investments:
Amortized cost	$17,650	$19,478	(9)%
Unrealized net gain (loss)	(2,674)	(2,495)	(7)%

Total available-for-sale investments at fair value	$14,976	$16,983	(12)%

Held-to-maturity investments:
Combined insurance operations:
Amortized cost	$1,198	$1,215	(1)%
Investment management services operations:
Amortized cost	2,084	2,441	(15)%

Total held-to-maturity investments at amortized cost	3,282	3,656	(10)%

Consolidated investments at carrying value	$18,258	$20,639	(12)%

The carrying value of our consolidated investment portfolios decreased 12% to $18.3 billion as of March 31, 2009 from $20.6 billion as of December 31, 2008. The increase in the amortized cost of the combined insurance operations’ available-for-sale investments was primarily the result of the consolidation of VIE investments. The decrease in the amortized cost of available-for-sale investments in the investment management services operations principally resulted from the maturity and sale of investments to repay investment agreement and MTN obligations within our asset/liability products segment, as well as the other-than-temporary impairment of securities.

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

Investments for which the Company has recorded unrealized losses are tested quarterly for other-than-temporary impairment. For each security that meets the threshold of either 20% impaired at the time of review or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period, a further analysis of the security is performed to assess if the impairment is other than temporary. As of March 31, 2009, the Company had a pre-tax unrealized net loss of $2.5 billion related to its investment management services operations’ available-for-sale investment portfolio, which primarily resulted from changes in the market value of ABS investments due to a significant widening of market credit spreads. Included in the investment management services operations’ pre-tax unrealized net loss of $2.5 billion were unrealized gross losses totaling $1.1 billion within the asset-backed sector, primarily consisting of CDO, RMBS, auto loan and credit card investments.

The following table presents the fair values and gross unrealized losses by credit rating category of ABS included in our consolidated investment portfolio as of March 31, 2009 for which fair value was less than amortized cost. Of the total $1.4 billion of fair value and $1.2 billion of unrealized losses, $1.2 billion of fair value and $1.1 billion of unrealized losses relates to ABS included in our asset/liability products investment portfolio. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of March 31, 2009 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For insured bonds, the credit rating reflects the greater of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Total
Asset-Backed Sector	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS CDO	$25	$(79)	$—	$—	$6	$(19)	$12	$(19)	$38	$(231)	$81	$(348)
Non-Agency RMBS	34	(22)	130	(121)	18	(2)	84	(77)	210	(100)	476	(322)
Corporate CDO	113	(89)	37	(15)	101	(33)	2	(23)	1	(11)	254	(171)
Auto Loans	31	(1)	48	(14)	—	—	10	—	11	(12)	100	(27)
Credit Cards	102	(23)	18	(10)	3	(1)	29	(25)	—	—	152	(59)
CMBS	5	(1)	—	—	—	—	—	—	—	—	5	(1)
Other ABS	43	(15)	35	(31)	118	(129)	88	(74)	—	—	284	(249)

Total	$353	$(230)	$268	$(191)	$246	$(184)	$225	$(218)	$260	$(354)	$1,352	$(1,177)

We have reviewed the above securities as part of our assessment of other-than-temporary impairments of our entire investment portfolio. During our review, we assessed (i) the magnitude and duration of declines in fair value and (ii) the reasons for the declines, such as general credit spread movements in each asset-backed sector, transaction-specific changes in credit spreads, credit rating downgrades, and modeled defaults and principal and interest payment priorities within each investment structure. Eighty-one percent of our investments in ABS included in the preceding table were rated investment grade with 26% rated Aaa. Of the $ 1.4 billion of ABS investments reported in the preceding table, $476 million include the benefit of guarantees provided by third-party financial guarantors and $378 million include the benefit of guarantees provided by MBIA Corp. The average credit rating of all guaranteed ABS investments, using the higher of the guarantors’ ratings or the underlying bond ratings, was A and the average underlying credit rating of guaranteed ABS investments, without giving effect to the guarantees, was B. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $431 million or 32% of the securities included in the preceding table were rated below investment grade.

Based on our assessment of other-than-temporary impairments within our investment portfolios, we concluded that 16 ABS investments included in the preceding table were other-than-temporarily impaired and we recorded realized losses of $66 million in the first quarter of 2009 on those securities through current earnings. Impairments of ABS investments resulted from our reassessment of the likelihood we will not receive an amount equal to our carrying value over the remaining maturities of the securities. We believe

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

The quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of March 31, 2009 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance Available-for-Sale		Structured Finance and International/Corporate Available-for-Sale		Investment Management Services Available-for-Sale		Investments Held-to-Maturity		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Aaa	$1,942	43%	$794	36%	$1,444	35%	$214	7%	$4,394	32%
Aa	1,633	36%	216	10%	785	19%	20	1%	2,654	19%
A	779	17%	265	12%	1,486	37%	90	3%	2,620	19%
Baa	176	4%	222	10%	286	7%	2,541	89%	3,225	24%
Below Investment Grade	—	—%	702	32%	73	2%	—	—%	775	6%
Not rated	—	—%	—	0%	—	—%	—	—%	—	0%

Total	$4,530	100%	$2,199	100%	$4,074	100%	$2,865	100%	$13,668	100%
Short-term investments	501		1,943		1,495		376		4,315
Unrealized loss not reflected in carrying value of held-to-maturity investments	—		—		—		40		40
Other investments	—		31		201		3		235

Consolidated investments at carrying value	$5,031		$4,173		$5,770		$3,284		$18,258

As of March 31, 2009, the weighted average credit quality of the Company’s U.S. public finance insurance, structured finance and international insurance/corporate, and investment management services fixed-income available-for-sale investment portfolios, excluding short-term investments and investments categorized as held-to-maturity, was Aa, A, and Aa, respectively, as presented in the preceding table. Investments categorized as held-to-maturity had a weighted average credit quality of Baa.

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. (“MBIA Insured Investments”). As of March 31, 2009, Insured Investments at fair value represented $4.8 billion or 26% of consolidated investments, of which $3.0 billion or 17% of consolidated investments were insured by MBIA Corp. This includes conduit investments, which were all insured by MBIA Corp., at fair value of $2.0 billion or 11% of consolidated investments.

As of March 31, 2009, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the investment portfolio would be in the A range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range, and 8% of the investment portfolio would be rated below investment grade.

The distribution of the Company’s Insured Investments by financial guarantee insurer as of March 31, 2009 is presented in the following table:

	U.S. Public Finance Insurance Available-for-Sale		Structured Finance and International Insurance Available-for-Sale		Investment Management Services Available-for-Sale		Conduit Held-to-Maturity		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA	$175	1%	$289	2%	$546	3%	$2,031	11%	$3,041	17%
Ambac	179	1%	14	—	419	2%	—	—%	612	3%
FSA	301	2%	13	—	318	2%	—	—%	632	3%
FGIC	265	1%	2	—	172	1%	—	—%	439	2%
Other	10	—%	—	—	88	—	—	—%	98	1%

Total	$930	5%	$318	2%	$1,543	8%	$2,031	11%	$4,822	26%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The underlying ratings of the MBIA Insured Investments as of March 31, 2009 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

Underlying Ratings Scale In millions	U.S. Public Finance Insurance Available-for-Sale	Structured Finance and International Insurance Available-for-Sale	Investment Management Services Available-for-Sale	Conduit Held-to-Maturity	Total
Aaa	$—	$—	$15	$224	$239
Aa	4	—	83	78	165
A	77	22	192	112	403
Baa	46	68	231	1,563	1,908
Below Investment Grade	48	199	25	54	326

Total	$175	$289	$546	$2,031	$3,041

Without giving effect to the MBIA guarantee of MBIA Insured Investments in the consolidated investment portfolio, at March 31, 2009, based on the actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio would be in the A range, the weighted average rating of only the MBIA Insured Investments in the consolidated investment portfolio would be in the Baa range, and 6% of the consolidated investment portfolio would be rated below investment grade.

Conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the conduits. All transactions currently funded in the conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted average underlying rating for transactions currently funded in the conduits was A- by S&P and A3 by Moody’s at the time such transactions were funded. MBIA estimates that the current weighted average underlying rating of all outstanding conduit transactions was BBB+ by S&P and Baa1 by Moody’s at March 31, 2009.

Debt Obligations

Principal payments due under our debt obligations (liabilities) in the nine months ending December 31, 2009 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars and liabilities issued at a discount reflect principal amounts due at maturity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	As of March 31, 2009
In millions	Nine months ending December 31, 2009	2010	2011	2012	2013	Thereafter	Total
Structured Finance and International Insurance Segment:
Surplus notes	$—	$—	$—	$—	$—	$953	$953
VIE notes	78	70	66	166	128	1,401	1,909
Asset/Liability Products Segment:
Investment agreements	467	646	170	532	186	1,717	3,718
Medium-term notes	287	437	56	127	204	2,609	3,720
Securities sold under agreements to repurchase	173	15	—	462	—	—	650
Conduit Segment:
Medium-term notes	287	385	100	—	—	1,100	1,872
Long-term liquidity loans	11	15	17	18	19	277	357
Corporate Segment:
Long-term debt	—	72	100	—	—	917	1,089

Total	$1,303	$1,640	$509	$1,305	$537	$8,974	$14,268

MARKET RISK

In general, MBIA’s market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates, credit spreads and foreign exchange rates. MBIA is exposed to changes in interest rates and credit spreads that affect the fair value of its financial instruments, namely investment securities, investment agreement liabilities, MTNs, debentures and certain derivative transactions. The Company’s investment portfolio holdings are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. Government bonds, MBS, collateralized mortgage obligations, corporate bonds and ABS. In periods of rising and/or volatile interest rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities.

MBIA minimizes its exposure to interest rate risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. In addition, the Company enters into various swap agreements that hedge the risk of loss due to interest rate and foreign currency volatility.

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2009 from instantaneous shifts in interest rates.

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$221	$218	$132	$(154)	$(316)	$(477)

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments (including investment securities and investment agreement and MTN obligations) as of March 31, 2009 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. MBIA Corp.’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally change in opposite direction from the liability portfolio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$103	$53	$(53)	$(212)

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the requirements of SFAS 133. All these transactions were insured by the Company’s structured finance and international insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of March 31, 2009, approximately 54% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s investment management services operations enter into single-name CDSs as part of its asset management activities. In the first quarter of 2009, the value of the Company’s credit derivative contracts were affected predominantly by changes in credit spreads of the underlying reference obligations’ collateral, changes in recovery rate assumptions, erosion of subordination and ratings downgrades of securities backing CDOs. This was offset by the effect of the Company’s own credit risk on the portfolio in accordance with SFAS 157. As those risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

Since December 31, 2006, the Company’s portfolio of insured structured CDSs has become increasingly concentrated in transactions where the underlying reference obligations comprise CMBS and asset-backed collateral including RMBS, in addition to corporate securities. As a result, the portfolio is more sensitive to changes in credit spreads in those sectors. Beginning in the second half of 2007, credit spreads in those sectors increased significantly, resulting in a substantial decrease in the fair value of the Company’s portfolio of structured CDSs. Refer to the discussion of the attribution of the first quarter 2009 unrealized loss included in the “Results of Operations” section.

In the first quarter of 2009, we have observed a further extensive widening of market spreads and credit quality deterioration of certain tranches within our insured CDOs. In addition, the Company has observed an extensive widening of its own credit spreads. Predominantly, as a result of the further market spread widening and the deterioration of some credit factors, MBIA suffered additional unrealized losses on the portfolio, however, this was offset by the effect of SFAS 157 due to our own spreads widening. As changes in fair value can be caused by factors unrelated to the performance of MBIA’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting may cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

The following tables reflect sensitivities to changes in credit spreads, recovery rates, rating migrations and to changes in our own credit spreads. Each table stands on its own and should be read independently of each other.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of March 31, 2009. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gain/(loss)	$1,853	$690	$185	$—	$(182)	$(704)	$(1,879)
Estimated net fair value	$(2,100)	$(3,263)	$(3,768)	$(3,953)	$(4,135)	$(4,657)	$(5,832)

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

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a one and three notch rating change in the credit quality as of March 31, 2009. A notch represents a one step movement up or down in the credit rating. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein.

	Change in Credit Ratings (Structured Finance and International Insurance Operations)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gain/(loss)	$1,041	$470	$—	$(323)	$(693)
Estimated net fair value	$(2,802)	$(3,373)	$(3,843)	$(4,166)	$(4,536)

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of March 31, 2009. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein.

	Change in Recovery Rates (Structured Finance and International Insurance Operations)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gain/(loss)	$733	$437	$—	$(485)	$(1,004)
Estimated net fair value	$(3,110)	$(3,406)	$(3,843)	$(4,328)	$(4,847)

SFAS 157 requires the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivative portfolio using upfront credit spreads of 45% and 0%. The actual upfront spread used in the valuation at March 31, 2009 was 65.25%. The below amounts include an additional annual running credit spread of 5%.

	MBIA Upfront Credit Spread (Structured Finance and International Insurance Operations)
In millions	No Change	Decrease to 45 Percentage Points	Decrease to 0 Percentage Points
Estimated pre-tax net gain/(loss)	$—	$(2,825)	$(13,815)
Estimated net fair value	$(3,843)	$(6,668)	$(17,658)

Following the inclusion of the MBIA recovery rate in the calculation of nonperformance risk for insured CDS liabilities, this quarter we have added a sensitivity analysis that shows the change in fair value of insured CDS liabilities due to changes in that recovery rate. The values we are showing below reflect the approximate trading range of the MBIA recovery rate in the last few months.

	MBIA’s Recovery Rate (Structured Finance and International Insurance Operations)
In millions	Decrease to 15 Percentage Points	No Change	Increase to 25 Percentage Points
Estimated pre-tax net gain/(loss)	$461	$—	$(1,629)
Estimated net fair value	$(3,382)	$(3,843)	$(5,472)

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

An update of the Company’s market risk as of March 31, 2009 is included under “Market Risk” within Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that plaintiffs’ claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. On November 12, 2008, the United States Court of Appeals for the Second Circuit affirmed the Court’s dismissal on statute of limitations grounds, but remanded the case to allow the plaintiffs to file an amended complaint. The Second Consolidated Amended Class Action Complaint was filed on February 18, 2009. The defendants filed their renewed motion to dismiss on April 17, 2009.

On October 17, 2008, a consolidated amended class action complaint in a separate shareholder class action lawsuit against the Company and certain of its officers, In re MBIA Inc. Securities Litigation, No. 08-CV-264, (KMK) (the “Consolidated Class Action”) was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. Lead plaintiff the Teachers’ Retirement System of Oklahoma seeks to represent a class of shareholders who purchased MBIA stock between July 2, 2007 and January 9, 2008. The amended complaint alleges that defendants MBIA Inc., Gary C. Dunton and C. Edward Chaplin violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to the Company’s exposure to CDOs containing RMBS, specifically its exposure to so-called “CDO-squared” securities, which allegedly caused the Company’s stock to trade at inflated prices. Defendants’ motion to dismiss is fully briefed. No oral argument has been scheduled to date.

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

On July 23, 2008, the City of Los Angeles filed two complaints in the Superior Court of the State of California for the County of Los Angeles against the Company and others. The first, against the Company, AMBAC Financial Group, Inc., XL Capital Assurance Inc., ACA Financial Guaranty Corp., Financial Guaranty Insurance Company, and CIFG Assurance North America, Inc., alleged (i) participation in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance and (ii) participation in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and a failure adequately to disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence, and negligent misrepresentation. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, San Francisco County, by the City of Stockton on July 23, 2008, by the City of Oakland on August 28, 2008, by the City of San Francisco on October 8, 2008, by the County of San Mateo on October 23, 2008, by the County of Alameda on October 30, 2008, by the City of Los Angeles Department of Water and Power on December 31, 2008, by the Sacramento Municipal Utility District on December 31, 2008, and by the City of Sacramento on January 6, 2009. These cases are in the process of being coordinated as Ambac Bond Insurance Cases in San Francisco Superior Court (Judicial Council Coordination Proceeding No. 4555). On April 8, 2009, The Olympic Club filed a complaint against the Company in the Superior Court of the State of California, County of San Francisco, making similar allegations of participation in risky financial transactions in other lines of business that allegedly damaged the Company’s financial condition, and of a failure adequately to disclose the impact of those transactions on the Company’s financial condition. These allegations form the predicate for the same five common law causes of action as those in the Ambac Bond Insurance Cases, as well as a California unfair competition cause of action. The Olympic Club did not include an antitrust cause of action. The Company will petition to coordinate this case with the Ambac Bond Insurance Cases.

The City of Los Angeles’s second complaint named as defendants certain other financial institutions as well as bond insurers, including the Company, AMBAC Financial Group, Inc., Financial Security Assurance, Inc., Financial Guaranty Insurance Company and Security Capital Assurance Inc., and alleged fraud and violations of California’s antitrust laws through bid-rigging in the sale of municipal derivatives to municipal bond issuers. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, Los Angeles County, by the County of San Diego on August 28, 2008, and in Superior Court, San Francisco County, by the City of Stockton on July 23, 2008, by the County of San Mateo on October 7, 2008, and by the County of Contra Costa on October 8, 2008. The City of Los Angeles and City of Stockton actions were removed to federal court and transferred by order dated November 26, 2008, to the Southern District of New York for inclusion in the multidistrict litigation In re Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950; the San Diego County, San Mateo County, and Contra Costa County actions were removed to federal court and transferred to the Southern District of New York for inclusion in that proceeding by order dated February 4, 2009.

On September 30, 2008, MBIA Corp. commenced an action in the New York State Supreme Court against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleges fraudulent conduct in the origination and sale of home equity loans included in MBIA Corp.-backed securitizations of pools of home equity loans and breaches of both Countrywide’s representations and warranties and its contractual obligation to cure or repurchase ineligible loans as well as its sales and servicing obligations, among other things. In addition, on October 15, 2008, MBIA Corp. commenced an action in the United States District Court for the Southern District of New York against Residential Funding

Company, LLC (“RFC”). On December 5, 2008, a notice of voluntary dismissal without prejudice was filed in the Southern District of New York and the complaint was re-filed in the Supreme Court of the State of New York, New York County. The complaint alleges that RFC fraudulently induced MBIA Corp. to provide financial guarantee policies with respect to five RFC closed-end home equity second-lien and HELOC securitizations, and that RFC breached its contractual representations and warranties, as well as its obligation to repurchase ineligible loans, among other things. There can be no assurance that the Company will prevail in either the Countrywide or RFC actions.

On March 11, 2009, a complaint was filed in the United States District Court of the Southern District of New York against the Company and its subsidiaries, MBIA Corp. and National, entitled Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (S.D.N.Y.). The lead plaintiffs, Aurelius Capital Master, Ltd., Aurelius Capital Partners, LP, Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P., and Fir Tree Mortgage Opportunity Master Fund, L.P., purport to be acting as representatives for a class consisting of all holders of securities, instruments, or other obligations for which MBIA Corp., before February 18, 2009, issued financial guarantee insurance other than United States municipal/governmental bond securities. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries (the “Transactions”), which were approved by the New York State Department of Insurance, constituted fraudulent conveyances under §§ 273, 274 and 276 of New York Debtor and Creditor Law and a breach of the implied covenant of good faith and fair dealing under New York common law. The Complaint seeks, inter alia, (a) a declaration that the alleged fraudulent conveyances are null and void and set aside, (b) a declaration that National is responsible for the insurance polices issued by MBIA Insurance Corporation up to February 17, 2009, and (c) an award of damages in an unspecified amount together with costs, expenses and attorneys’ fees in connection with the action. Defendants filed their motion to dismiss on May 6, 2009.

On April 6, 2009, a complaint was filed in the Court of Chancery for the State of Delaware against two subsidiaries of the Company, MBIA Corp. and National, entitled Third Avenue Trust and Third Avenue Variable Series Trust v. MBIA Insurance Corp. and MBIA Insurance Corp. of Illinois, CA 4486-UCL. Plaintiffs allege that they are holders of approximately $400 million of surplus notes issued by MBIA Corp. (for purposes of this section, the “Notes”) in January 2008. The complaint alleges (Count I) that certain of the Transactions breached the terms of the Notes and the Fiscal Agency Agreement dated January 16, 2008 pursuant to which the Notes were issued. The complaint also alleges that certain transfers under the Transactions were fraudulent in that they allegedly left MBIA Corp. with “unreasonably small capital” (Count II), “insolvent” (Count III), and were made with an “actual intent to defraud” (Count IV). The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions (b) declaring that the Transactions constituted a fraudulent conveyance, and (c) damages in an unspecified amount. Defendants filed their motion to dismiss on April 27, 2009.

On April 30, 2009, MBIA Corp. and LaCrosse Financial Products (for purposes of this paragraph, collectively, “MBIA”) commenced an action in the Supreme Court of the State of New York against Merrill Lynch, Pierce, Fenner and Smith, Inc. and Merrill Lynch International (collectively, “Merrill”). The complaint seeks damages in an as yet indeterminate amount believed to be in excess of several hundred million dollars arising from alleged misrepresentations and breaches of contract in connection with eleven CDS contracts pursuant to which MBIA wrote protection in favor of Merrill and other parties on a total of $ 5.7 billion in collateralized debt obligations arranged and marketed by Merrill. The complaint also seeks rescission of the $2.7 billion worth of CDS contracts and related insurance policies MBIA entered into directly with Merrill.

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

There has been no material change in the Company’s risk factors during the three months ended March 31, 2009. For additional information on risk factors, refer to Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1B.	Unresolved Staff Comments

The Company received comment letters from the Securities and Exchange Commission (the “SEC”) Division of Corporation Finance dated April 10, 2008, June 27, 2008, August 27, 2008, October 14, 2008, January 15, 2009, February 24, 2009 and April 29, 2009 regarding its Annual Reports on Form 10-K for the fiscal years ended December 31, 2007 and 2008, and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008. These comments are unresolved as of

May 11, 2009. However, we have filed with the SEC responses to the first six comment letters and we are in the process of responding to the seventh comment letter. Additionally, we have incorporated into our subsequent periodic filings with the SEC additional disclosures that we believe are responsive to the SEC’s comments.

The majority of the unresolved staff comments relate to the methodologies and inputs underlying our fair value measurements of credit default swap contracts and management’s judgment and assumptions, including in connection with the recoverability of the deferred tax assets primarily as a result of the cumulative unrealized losses on insured credit derivatives, and management’s judgment and assumptions included in our loss reserving methodology. We believe that the ultimate resolution of these comments will not have a material impact on the consolidated financial statements and/or related footnotes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents repurchases made by the Company in each month during the first quarter of 2009:

Month	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount That May Yet Be Purchased Under the Plan ($000) (1)
January	—	$—	—	$119,272
February	11,007	3.28	—	119,272
March	1,690,480	2.48	1,690,100	115,077
(1)

In February 2007, the Company’s Board of Director’s authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. During the latter part of 2007, the Company decided to suspend the repurchase program in light of concerns and uncertainties regarding the housing market. In August 2008, the Company’s Board of Directors approved the resumption of the $1 billion share repurchase program.

(2)	11,387 shares were repurchased by the Company for settling awards under the Company’s long-term incentive plans.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 7, 2009 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Act”), there was no solicitation in opposition to the nine nominees of the Board of Directors of the Company listed in the Company’s Proxy Statement, dated March 20, 2009, for the Annual Meeting (the “Proxy Statement”), filed with the Securities and Exchange Commission, and said nine nominees were elected.

The following matters were acted upon by Company shareholders at the Annual Meeting, at which 179,779,198 shares of the Common Stock, $1.00 par value, of the Company (the “Common Stock”), or approximately 85.81 percent of the 209,516,173 shares of Common Stock entitled to vote at the Annual Meeting, were present in person or by proxies:

1. Election of Directors. The proposal to elect the Company’s Board of Directors was adopted with the following number of votes per director:

Nominees	In Favor	Against	Abstain
Joseph W. Brown	152,115,898	27,065,951	597,349
David A. Coulter	142,643,700	36,477,899	657,599
Claire L. Gaudiani	146,876,395	32,213,353	689,450
Daniel P. Kearney	144,672,791	34,440,719	665,688
Kewsong Lee	143,906,616	35,198,978	673,604
Laurence H. Meyer	150,278,785	28,837,380	663,033
Charles R. Rinehart	150,457,535	28,652,842	668,821
John A. Rolls	141,557,619	37,561,685	659,894
Richard C. Vaughan	148,186,920	30,922,432	669,846

2. Approval of an Amendment to the Company’s 2005 Omnibus Incentive Plan to Increase the Number of Shares Available for Issuance Under the Plan by 4,000,000 to 10,000,000 Shares. A resolution proposed by the Board of Directors of the Company that the shareholders approve an amendment to the MBIA Inc. 2005 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) was submitted to, and voted upon by, the shareholders of the Company at the Annual Meeting. There were 129,308,262 votes cast in favor of, and 13,186,528 votes cast against, said resolution. The holders of 157,897 shares of Common Stock abstained and there were “broker non-votes” in respect of 37,126,511 shares of Common Stock. Accordingly, the resolution, having received the votes cast by shareholders favoring approval exceeding the votes cast opposing approval was adopted and the amendment to the Omnibus Incentive Plan was approved by the shareholders. The resolution and information relating to the Omnibus Incentive Plan are set forth on pages 46 through 52, inclusive, of the Proxy Statement. The Omnibus Incentive Plan, as amended, is set forth in its entirety as Exhibit B to the Proxy Statement.

3. Say on Pay Proposal for Shareholders to Express their Opinion on the Compensation Paid to the Company’s CEO for 2008 and his 2009 Salary Set Forth in the Table on Page 53 of the Proxy Statement. A resolution proposed by the Board of Directors of the Company that the shareholders support the compensation paid to the Company’s CEO for 2008 and his 2009 salary set forth in the table on page 53 of the Proxy Statement was submitted to, and voted upon by, the shareholders of the Company at the Annual Meeting. There were 128,940,797 votes cast in favor of, and 49,812,491 votes cast against, said resolution. The holders of 1,025,910 shares of Common Stock abstained and there were no “broker non-votes.” Accordingly, the resolution, having received the votes cast by shareholders favoring approval exceeding the votes cast opposing approval, was adopted. The resolution and information relating to the say on pay proposal are set forth on pages 53 through 54, inclusive, of the Proxy Statement.

4. Say on Pay Proposal for Shareholders to Express their Opinion on the Compensation Paid to the Company’s Senior Executive Officers as a Whole for 2008 and their 2009 Salaries Set Forth in the Table on Page 54 of the Proxy Statement. A resolution proposed by the Board of Directors of the Company that the shareholders support the compensation paid to the Company’s Senior Executive Officers for 2008 and their 2009 salaries set forth in the table on page 54 of the Proxy Statement was submitted to, and voted upon by, the shareholders of the Company at the Annual Meeting. There were 118,565,987 votes cast in favor of, and 60,581,640 votes cast against, said resolution. The holders of 631,571 shares of Common Stock abstained and there were no “broker non-votes.” Accordingly, the resolution, having received the votes cast by shareholders favoring approval exceeding the votes cast opposing approval, was adopted. The resolution and information relating to the say on pay proposal are set forth on page 54 of the Proxy Statement.

5. Ratification of Appointment of Independent Registered Public Accounting Firm. A resolution that the shareholders ratify the action of the Audit Committee in selecting and appointing PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2009 was submitted to, and voted upon by, the shareholders of the Company at the Annual Meeting. There were 177,522,670 shares of Common Stock voted in favor of, and 1,933,034 shares of Common Stock voted against, said resolution. The holders of 323,494 shares of Common Stock abstained and there were no “broker non-votes.” The resolution, having received the votes cast by shareholders favoring approval exceeding the votes cast opposing approval was adopted and the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for 2009 was ratified by the shareholders.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Additional Exhibits - National Public Finance Guarantee Corporation Financial Statements

99.2	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC. Registrant

Date: May 11, 2009	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: May 11, 2009	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)