Form 10-Q
period 2009-06-30
MBIA INC
filed 2009-08-06
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 31, 2009, 207,994,886 shares of Common Stock, par value $1 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except per share amounts)

	June 30, 2009	December 31, 2008
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $11,907,958 and $13,245,574) (includes hybrid financial instruments at fair value $29,428 and $25,498)	$9,797,192	$11,223,716
Investments held-to-maturity, at amortized cost (fair value $2,295,828 and $3,109,248)	2,843,238	3,156,969
Investments pledged as collateral, at fair value (amortized cost $848,303 and $1,101,929)	736,615	845,887
Short-term investments held as available for sale, at fair value (amortized cost $3,403,448 and $4,728,090)	3,365,229	4,693,283
Short-term investments held-to-maturity, at amortized cost (fair value $1,113,431 and $485,857)	1,114,288	498,865
Other investments	417,248	220,412

Total investments	18,273,810	20,639,132

Cash and cash equivalents	899,599	2,279,783
Accrued investment income	119,982	201,688
Premiums receivable	2,130,976	7,744
Deferred acquisition costs	514,194	560,632
Prepaid reinsurance premiums	450,667	216,609
Receivable for insurance loss recoveries	1,745,144	458,512
Reinsurance recoverable on paid and unpaid losses	52,100	173,548
Goodwill	76,938	76,938
Property and equipment, at cost (less accumulated depreciation of $146,275 and $141,295)	103,942	105,364
Receivable for investments sold	304,118	77,464
Derivative assets	754,890	911,188
Current income taxes	64,194	240,871
Deferred income taxes, net	1,274,821	2,374,164
Other assets	531,092	706,812

Total assets	$27,296,467	$29,030,449

Liabilities and Equity
Liabilities:
Unearned premium revenue	$5,336,856	$3,424,402
Loss and loss adjustment expense reserves	1,260,652	1,557,884
Reinsurance premiums payable	297,153	8,672
Investment agreements	3,026,784	4,666,944
Medium-term notes (includes financial instruments carried at fair value $122,006 and $176,261)	4,135,921	6,339,527
Variable interest entity notes	2,637,031	1,791,597
Securities sold under agreements to repurchase	690,661	802,938
Long-term debt	2,516,725	2,396,059
Deferred fee revenue	86,523	44,989
Payable for investments purchased	36,671	239
Derivative liabilities	4,189,241	6,470,874
Other liabilities	300,311	504,306

Total liabilities	24,514,529	28,008,431

Commitments and contingencies (See Note 16)

Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—274,855,122 and 273,199,801	274,885	273,200
Additional paid-in capital	3,054,045	3,050,506
Retained earnings	3,361,494	1,629,187
Accumulated other comprehensive loss, net of deferred income tax of $779,363 and $946,759	(1,741,199)	(1,775,954)
Treasury stock, at cost—66,900,302 and 65,278,904 shares	(2,184,065)	(2,182,519)

Total shareholders’ equity of MBIA Inc.	2,765,160	994,420
Preferred stock of subsidiary	16,778	27,598

Total equity	2,781,938	1,022,018

Total liabilities and equity	$27,296,467	$29,030,449

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Scheduled premiums earned	$153,126	$145,636	$348,101	$293,156
Refunding premiums earned	24,822	87,757	58,516	95,552

Premiums earned (net of ceded premiums of $12,718, $36,811, $48,619 and $62,233)	177,948	233,393	406,617	388,708
Net investment income	179,288	417,346	368,190	932,410
Fees and reimbursements	21,806	12,556	41,026	19,848
Realized gains and other settlements on insured derivatives	32,036	34,304	63,818	68,062
Unrealized gains (losses) on insured derivatives	423,786	3,324,313	2,032,950	(252,790)

Net change in fair value of insured derivatives	455,822	3,358,617	2,096,768	(184,728)
Net gains (losses) on financial instruments at fair value and foreign exchange	124,379	86,785	161,758	163,347
Net realized gains (losses)	30,222	(383,297)	64,411	(326,691)
Investment losses—other than temporary impairments	(357,418)	(436,164)	(587,407)	(659,779)
Non-credit related losses on investments not expected to be sold (recognized in accumulated other comprehensive loss)	243,752	—	243,752	—

Net investment losses—other than temporary impairments	(113,666)	(436,164)	(343,655)	(659,779)
Net gains on extinguishment of debt	116,303	65,676	126,401	79,217

Total revenues	992,102	3,354,912	2,921,516	412,332

Expenses:
Losses and loss adjustment	(729,311)	22,344	(35,586)	309,952
Amortization of deferred acquisition costs	26,067	22,977	46,767	38,529
Operating	79,951	66,322	172,490	129,779
Interest	112,474	307,915	249,753	698,556

Total expenses	(510,819)	419,558	433,424	1,176,816

Income (loss) before income taxes	1,502,921	2,935,354	2,488,092	(764,484)
Provision (benefit) for income taxes	604,907	1,234,994	889,430	(58,111)

Net income (loss)	898,014	1,700,360	1,598,662	(706,373)
Preferred stock dividends of subsidiary	3,271	—	7,213	—

Net income (loss) available to common shareholders	$894,743	$1,700,360	$1,591,449	$(706,373)

Net income (loss) per common share:
Basic	$4.30	$7.14	$7.64	$(3.33)
Diluted	$4.30	$7.14	$7.64	$(3.33)

Weighted-average number of common shares outstanding:
Basic	208,097,729	238,152,768	208,287,929	212,242,994
Diluted	208,097,729	238,152,768	208,287,929	212,242,994

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2009

(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, January 1, 2009	273,200	$273,200	$3,050,506	$1,629,187	$(1,775,954)	(65,279)	$(2,182,519)	$994,420	2,759	$27,598
SFAS 163 transition adjustment net of deferred income taxes of $27,170	—	—	—	55,346	—	—	—	55,346	—	—
FSP FAS 115-2 transition adjustment net of deferred income taxes of $29,930	—	—	—	85,512	(55,582)	—	—	29,930	—	—
Comprehensive income:
Net income	—	—	—	1,598,662	—	—	—	1,598,662	—	—
Other comprehensive loss:
Change in unrealized depreciation of investments net of deferred income taxes of $188,810	—	—	—	—	260,748	—	—	260,748	—	—
Portion of other-than-temporary impairment losses recognized in other comprehensive loss, net of deferred income taxes of $55,435	—	—	—	—	(188,317)	—	—	(188,317)	—	—
Change in fair value of derivative instruments net of deferred income taxes of $29,593	—	—	—	—	54,959	—	—	54,959	—	—
Change in foreign currency translation net of deferred income taxes of $34,357	—	—	—	—	(37,053)	—	—	(37,053)	—	—

Other comprehensive loss								90,337

Total comprehensive income								1,688,999

Treasury shares acquired under share repurchase program	—	—	—	—	—	(1,690)	(4,196)	(4,196)	—	—
Share-based compensation net of income taxes of $1,733	1,685	1,685	3,539	—	—	69	2,650	7,874	—	—
Preferred stock of subsidiary acquired	—	—	—	—	—	—	—	—	(1,082)	(10,820)
Preferred stock dividends of subsidiary	—	—	—	(7,213)	—	—	—	(7,213)	—	—

Balance, June 30, 2009	274,885	$274,885	$3,054,045	$3,361,494	$(1,741,199)	(66,900)	$(2,184,065)	$2,765,160	1,677	$16,778

					2009

Disclosure of reclassification amount:
Change in unrealized depreciation of investments arising during the period, net of taxes					$456,540
Reclassification adjustment, net of taxes					(384,109)

Change in net unrealized depreciation, net of taxes					$72,431

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,598,662	$(706,373)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of bond discounts (premiums), net	(43,102)	(22,889)
Decrease in accrued investment income	81,177	107,525
Decrease (increase) in premiums receivable	244,927	(3,789)
Decrease in deferred acquisition costs	54,809	63,547
Decrease in unearned premium revenue	(413,251)	(203,452)
Decrease in prepaid reinsurance premiums	79,602	23,677
Decrease in reinsurance premiums payable	(35,781)	(22,346)
Decrease in loss and loss adjustment expense reserves	(123,012)	(15,470)
Decrease in reinsurance recoverable on paid and unpaid losses	126,011	9,485
Increase in receivable for insurance loss recoveries	(1,286,632)	(114,965)
(Decrease) increase in payable to reinsurers on recoveries	15,608	960
Depreciation	4,242	4,875
Decrease in accrued interest payable	(99,419)	(104,473)
Decrease in accounts receivable	22,399	5,664
Decrease in accrued expenses	(99,631)	(6,426)
Increase in deferred fee revenue	41,534	1,602
Amortization of medium-term notes and commercial paper (premiums) discounts, net	(6,988)	(8,444)
Net realized (gains) losses on sale of investments	(64,411)	326,691
Investment losses on other than temporarily impaired investments	343,655	659,779
Unrealized (gains) losses on insured derivatives	(2,032,950)	252,790
Net gains on financial instruments at fair value and foreign exchange	(161,758)	(163,347)
Current income tax provision	176,677	204,604
Deferred income tax (benefit) provision	931,657	(43,372)
Gains on extinguishment of debt	(126,401)	(79,515)
Share-based compensation	3,215	(33,358)
Other, operating	(36,111)	308,413

Total adjustments to net income (loss)	(2,403,934)	1,147,766

Net cash provided (used) by operating activities	(805,272)	441,393

Cash flows from investing activities:
Purchase of fixed-maturity securities	(4,585,015)	(10,108,272)
Increase in payable for investments purchased	36,428	766,494
Sale and redemption of fixed-maturity securities	6,185,517	15,416,977
Increase in receivable for investments sold	(226,878)	(1,905,362)
Purchase of held-to-maturity investments	(200,027)	(868,472)
Redemptions of held-to-maturity investments	557,716	2,168,891
(Purchase) sale of short-term investments, net	1,398,037	(2,989,219)
Sale (purchase) of other investments, net	(248,421)	51,779
Capital expenditures	(3,320)	(2,652)
Disposals of capital assets	508	—

Net cash provided by investing activities	2,914,545	2,530,164

Cash flows from financing activities:
Proceeds from issuance of investment agreements	296,157	1,845,817
Payments for drawdowns of investment agreements	(1,899,933)	(2,536,634)
Decrease in commercial paper	—	(518,453)
Issuance of medium-term notes	169,211	2,109,430
Principal paydown of medium-term notes	(2,031,992)	(5,259,019)
Principal paydown of variable interest entity floating rate notes	(50,972)	(28,778)
Securities sold under agreements to repurchase, net	(112,277)	(156,333)
Dividends paid	(6,511)	(42,640)
Gross proceeds from issuance of common stock	—	1,628,405
Capital issuance costs	—	(75,157)
Net proceeds from issuance of warrants	—	21,467
Net proceeds from issuance of long-term debt	131,612	981,153
Repayment for retirement of short-term debt	—	(6,225)
Proceeds (payments) from derivative settlements	48,873	(57,479)
Purchase of treasury stock	(4,196)	—
Purchase of subsidiary preferred stock	(10,820)	—
Restricted stock awards settlements	1,521	967
Excess tax benefit on share-based payment	(1,733)	(14,993)
Collateral from reverse repurchase agreement counterparties	25,000	—
Collateral (to) from swap counterparty	(43,397)	188,060
Other, financing	—	812

Net cash used by financing activities	(3,489,457)	(1,919,600)

Net increase (decrease) in cash and cash equivalents	(1,380,184)	1,051,957
Cash and cash equivalents—beginning of period	2,279,783	263,732

Cash and cash equivalents—end of period	$899,599	$1,315,689

Supplemental cash flow disclosures:
Income taxes (refunded) paid	$(210,617)	$(209,269)
Interest paid:
Investment agreements	$78,382	$365,123
Commercial paper	—	13,674
Medium-term notes	75,353	243,641
Variable interest entity floating rate notes	41,871	27,834
Securities sold under agreements to repurchase	41,644	21,347
Liquidity loans	2,754	—
Other borrowings and deposits	—	1,697
Long-term debt	79,635	39,080
Non cash items:
Share-based compensation	$3,215	$(33,358)
Dividends declared but not paid	702	—

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business and Organization

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates the largest financial guarantee insurance business in the industry and is a provider of asset management advisory services. The Company also manages asset/liability products and conduit programs, which are in wind-down. Beginning in 2009, the Company’s business activities are managed through three principal operations: United States (“U.S.”) public finance insurance, structured finance and international insurance, and investment management services. Corporate operations include revenues and expenses that arise from general corporate activities.

MBIA’s financial guarantee business is currently operated through two subsidiaries, National Public Finance Guarantee Corporation (“National”) and MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). In February 2009, after receiving the required regulatory approvals, MBIA established and capitalized National as a U.S. public finance-only financial guarantor. In connection with the establishment of National, MBIA Insurance Corporation paid dividends and returned capital to MBIA Inc. and entered into a reinsurance agreement and an assignment agreement with National, the latter of which was with respect to financial guarantee insurance policies that had been reinsured from Financial Guaranty Insurance Company (“FGIC”). As a result, the Company established its U.S. public finance insurance business as a separate operating segment.

Refer to MBIA Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for further information about these changes to the Company’s operating and legal entity structure.

MBIA’s insurance and certain investment management services programs have historically relied upon triple-A credit ratings. The loss of those ratings in the second quarter of 2008 resulted in a dramatic reduction in the Company’s business activities. As of June 30, 2009, National was rated A with a developing outlook by Standard & Poor’s Corporation (“S&P”) and Baa1 with a developing outlook by Moody’s Investors Service, Inc. (“Moody’s”). As of June 30, 2009, MBIA Insurance Corporation was rated BBB with a negative outlook by S&P and B3 with a negative outlook by Moody’s.

U.S. Public Finance Insurance Operations

As described above, since February 2009, MBIA’s U.S. public finance insurance business has been conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has the right at its discretion to accelerate insured obligations upon default or otherwise, upon National’s acceleration. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams.

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

Structured Finance and International Insurance Operations

MBIA’s structured finance and international insurance operations have been conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due, or in the event MBIA Corp. has the right at its discretion to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain investment agreement contracts written by MBIA Inc. are insured by MBIA Corp. and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. Additionally, insurance policies include payments due under credit and other derivatives, including termination payments that may become due upon certain events including the insolvency or payment default of MBIA Corp.

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

Investment Management Services Operations

MBIA’s investment management services operations consist of an asset management advisory business, which provides cash management, discretionary asset management and structured products to the public, not-for-profit, corporate and financial sectors. The Company also has an asset/liability products business, in which it has issued debt and investment agreements, which are insured by MBIA Corp., to capital markets and municipal investors and then initially purchased assets that largely matched the duration of those liabilities, and a conduit business in which the Company has funded MBIA-insured transactions by issuing debt, which is insured by MBIA Corp. The ratings downgrades of MBIA Corp. have resulted in the termination and collateralization of certain investment agreements and, together with the rising cost and declining availability of funding and illiquidity of many asset classes, have caused the Company to begin winding down its asset/liability products and conduit businesses.

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

U.S. Public Finance Insurance Liquidity

Liquidity risk arises in the Company’s U.S. public finance insurance segment when claims on insured exposures result in payment obligations, when operating cash inflows fall due to depressed new business writings, lower investment income, or unanticipated expenses, or when invested assets experience credit defaults or significant declines in fair value.

The Company’s U.S. public finance insurance business’s financial guarantee contracts cannot be accelerated, thereby mitigating liquidity risk. However, defaults, credit impairments and adverse capital markets conditions such as the Company is currently experiencing, can create payment requirements as the Company has made irrevocable pledges to pay principal and interest, or other amounts owing on insured obligations, when due. Additionally, the Company’s U.S. public finance insurance segment requires cash for the payment of operating expenses. Finally, National also provides liquid assets to the Company’s asset/liability products segment through matched repurchase and reverse repurchase agreements to support its business operations and liquidity position, as described below.

Structured Finance and International Insurance Liquidity

Liquidity risk arises in the Company’s structured finance and international insurance segment when claims on insured exposures result in payment obligations, when operating cash inflows fall due to depressed new business writings, lower investment income, or unanticipated expenses, or when invested assets experience credit defaults or significant declines in fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In general, the Company’s structured finance and international business’s financial guarantee contracts and credit default swap (“CDS”) contracts cannot be accelerated, thereby mitigating liquidity risk. (Under the terms of the Company’s insured CDS contract, the insured counterparty may have a right to terminate the CDS contract upon an insolvency or payment default of MBIA Corp.) However, defaults, credit impairments and adverse capital markets conditions such as the Company is currently experiencing, can create payment requirements as the Company has made irrevocable pledges to pay principal and interest, or other amounts owing on insured obligations, when due. Additionally, the Company’s structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes and preferred stock issuance. MBIA Corp. also provides guarantees to the holders of our asset/liability products debt obligations. If the Company’s asset/liability products segment were to be unable to service the principal and interest payments on its debt and investment agreements, the holders of the insured liabilities would make a claim under the MBIA Corp. insurance policies. MBIA Corp. has lent $2.0 billion to the asset/liability products segment on a secured basis for the purpose of minimizing the risk that such claim would be made. The loan matures in the fourth quarter of 2011. The timing of the repayment may be affected by the performance of assets in the asset/liability product’s investment portfolio.

Since the fourth quarter of 2007, MBIA Corp. made $3.7 billion of cash payments, before reinsurance, associated with insured second-lien RMBS securitizations, as well as settlement payments relating to CDS contracts referencing CDO-squared and multi-sector CDOs. Among MBIA Corp.’s outstanding insured portfolio, these types of insured exposures have exhibited the highest degree of payment volatility and continue to pose material liquidity risk to the Company’s structured finance and international insurance segment. As a result of the current economic stress, MBIA could incur additional payment obligations beyond these mortgage-related exposures, which may be substantial, increasing the stress on MBIA Corp.’s liquidity.

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

In addition to MBIA’s residential mortgage stress scenario, it also monitors liquidity risk using a Monte Carlo estimation of potential stress-level claims for all insured principal and interest payments due in the next 12-month period. These probabilistically determined payments are then compared to the Company’s invested assets. This theoretic liquidity model supplements the scenario-based liquidity model described above providing the Company with a robust set of liquidity metrics with which to monitor its risk position.

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

Investment Management Services Liquidity

Within MBIA’s investment management services operations, the asset/liability products segment has material liquidity risk. In addition to the payment of operating expenses, cash needs in the asset/liability products segment are primarily for the payment of principal and interest on investment agreements and medium-term notes, and for posting collateral under repurchase agreements, derivatives and investment agreements. The primary sources of cash within the asset/liability products segment used to meet its liquidity needs include scheduled principal and interest on assets held in the segment’s investment portfolio and dedicated capital held within the investment management services operations. If needed, assets held within the segment can be sold or used in secured repurchase agreement borrowings to raise cash. However, the Company’s ability to sell assets or borrow against non-U.S. government securities in the fixed-income markets decreased dramatically and the cost of such transactions increased dramatically over the last year due to the impact of the credit crisis on the willingness of investors to purchase or lend against even very high-quality assets. In addition, negative net interest spread between asset and liability positions resulted from the need to hold cash as collateral against terminable investment agreement contracts and reduced the cash flow historically provided by net investment income.

The asset/liability products segment, through MBIA Inc., maintained simultaneous repurchase and reverse repurchase agreements with National for the purpose of borrowing government securities to pledge under collateralized investment agreements and repurchase agreements. As a result of increased liquidity needs within the asset/liability products segment, the asset/liability products segment, through MBIA Inc., maintained a repurchase agreement with MBIA Insurance Corporation under which MBIA Inc. may transfer securities in its portfolio in exchange for up to $2.0 billion in cash. Additionally, $600 million was transferred to the asset/liability products segment from the Company’s corporate segment in the fourth quarter of 2008.

In order to monitor liquidity risk and maintain appropriate liquidity resources for near-term cash and collateral requirements within MBIA’s asset/liability products segment, the Company calculates monthly forecasts of asset and liability maturities, as well as collateral posting requirements. Cash availability at the low point of the Company’s 12-month forecasted cash flows is measured against liquidity needs using stress-scenario testing of each of the potential liquidity needs described above. To the extent there is a shortfall in MBIA’s liquidity coverage, the Company proactively manages its cash position and liquidity resources to maintain an adequate cushion to the stress scenario. These resources include the sale of unpledged assets, the use of free cash at the holding company, and potentially increased securities borrowings from National.

Corporate Liquidity

Liquidity needs in MBIA’s corporate segment are highly predictable and comprise principal and interest payments on corporate debt, operating expenses and dividends to MBIA Inc. shareholders. Liquidity risk is associated primarily with the dividend capacity of National and MBIA Corp., the distributable earnings of the investment management services operations conducted by MBIA Inc., dividends from asset management subsidiaries, investment income and the Company’s ability to issue equity and debt. Additionally, the corporate segment maintains excess cash and investments to ensure it is able to meet its ongoing cash requirements over a multi-year period in the event that cash becomes unavailable from one or more sources.

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

The results of operations for the three and six months ended June 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009. The December 31, 2008 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. The consolidated financial statements include the accounts of MBIA Inc., its wholly owned subsidiaries and all other entities in which the Company has a controlling financial interest. All material intercompany revenues and expenses have been eliminated. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation.

In addition, the Company evaluated all events subsequent to June 30, 2009 through August 5, 2009 for inclusion in the Company’s consolidated financial statements and/or accompanying notes.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Loss and Loss Adjustment Expenses

SFAS 163 requires a claim liability (loss reserve) to be recognized on a contract-by-contract basis when the present value of expected net cash outflows to be paid under the contract using a risk-free rate as of the measurement date exceeds the unearned premium revenue. A claim liability is subsequently remeasured each reporting period for expected increases or decreases due to changes in the likelihood of default and potential recoveries. Subsequent changes to the measurement of claim liability are recognized as claim expense in the period of change. Measurement and recognition of claim liability is reported gross of any reinsurance. The Company estimates the likelihood of possible claims payments and possible recoveries using probability-weighted expected cash flows based on information available as of the measurement date, including market information. Accretion of the discount on a claim liability is included in claim expense. The Company’s claim liability and accruals for loss adjustment expenses incurred are disclosed in “Note 10: Loss and Loss Adjustment Expense Reserves.”

Other-Than-Temporary Impairments on Investment Securities

The Company’s consolidated statement of operations reflects the full impairment (the difference between a security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it is more likely than not will not be required to be sold prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of cash flows not expected to be received over the remaining term of the security as projected using the Company’s discounted cash flow projections.

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

Cash and Other Collateral

Under certain non-insurance derivative contracts entered into by the Company, collateral postings are required by either MBIA or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. Cash or securities may be posted as collateral at the option of the party posting the collateral. Refer to “Note 8: Derivative Instruments” for further information on these collateral arrangements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company has entered into reverse repurchase agreements that require MBIA to post collateral at a predetermined multiple of the contract amount. Cash or securities may be posted by MBIA under these agreements. As of June 30, 2009, the Company had cash collateral of $6 million posted to counterparties under these term reverse repurchase agreements.

The Company reports cash received or posted in its Consolidated Statements of Cash Flows as either operating, investing or financing consistent with the classification of the asset or liability that created the posting requirement.

Offsetting of Fair Value Amounts Related to Derivative Instruments

In the second quarter of 2009, the Company re-evaluated its election regarding offsetting the fair value amounts recognized for derivative contracts executed with the same counterparty under a master netting agreement under FIN 39. As a result, the Company decided to begin netting the fair value amounts recognized for derivative contracts executed with the same counterparty. The implementation of the counterparty netting resulted in a decrease in the Company’s derivative assets and derivative liabilities of $225 million and $509 million as of June 30, 2009 and December 31, 2008, respectively. Additionally, counterparty netting resulted in a decrease in accrued investment income and other liabilities of $33 million and $52 million as of June 30, 2009 and December 31, 2008, respectively.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS 165 is effective for the Company in the interim and annual periods ending after June 15, 2009 and should be applied prospectively. The Company adopted this standard as of the second quarter of 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which supersedes SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to provide additional guidance to highlight and expand on the factors that should be considered when there has been a significant decrease in market activity for a financial asset or financial liability being measured. The FSP also provides additional factors that entities should consider to determine whether events or circumstances indicate that a transaction is or is not orderly (i.e., distressed). FSP FAS 157-4 is effective for the Company in the interim and annual periods ending after June 15, 2009. The Company adopted this standard as of the second quarter of 2009. The adoption of this standard did not have a material effect on the Company’s consolidated balance sheets, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends SFAS 115 and SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” to amend the recognition criteria for other-than-temporary impairment guidance and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP replaces the existing requirement that the entity’s management assert it has both the ability and intent to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security and (b) it is more likely than not it would not have to sell the security before recovery of its cost basis. When these two criteria are met, the entity will recognize only the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company adopted this standard as of the second quarter of 2009. Upon adoption and implementation of the standard, the Company recorded a cumulative-effect adjustment to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The cumulative-effect adjustment resulted in an increase in retained earnings of $86 million and an increase in accumulated other comprehensive loss of $56 million, net of deferred taxes of $30 million. Refer to “Note 7: Investment Income and Gains and Losses” for further information on the Company’s investment securities and other-than-temporary impairments.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments within the scope of SFAS 107 in interim and annual financial statements, and the method(s) and significant assumptions used to estimate the fair value of those financial instruments. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The Company adopted the FSP in the second quarter of 2009. As the standard requires only additional disclosures, the adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on the Company’s consolidated balance sheets, results of operations or cash flows. Refer to “Note 5: Fair Value of Financial Instruments” for further information.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In May 2008, the FASB issued SFAS 163, effective prospectively as of January 1, 2009. SFAS 163 amends SFAS 60, “Accounting and Reporting by Insurance Enterprises” to clarify that financial guarantee insurance contracts issued by insurance enterprises are included within the scope of SFAS 60 as amended by SFAS 163. SFAS 163 amends the recognition and measurement of premium revenue, and claim liabilities on financial guarantee insurance and reinsurance contracts, and expands disclosure requirements. Recognition and measurement of unearned premium revenue and receivable for future premiums are also amended by SFAS 163. SFAS 163 does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 163 nullifies the guidance for financial guarantee insurance contracts included in Emerging Issues Task Force Issue No. (“EITF”) 85-20, “Recognition of Fees for Guaranteeing a Loan.” Refer to “Note 4: Insurance Premiums” for disclosures related to premiums and “Note 10: Loss and Loss Adjustment Expense Reserves” for disclosures related to loss reserves.

Upon the adoption and implementation of SFAS 163, the Company recorded a cumulative transition adjustment of $55 million net of tax, $83 million pre-tax, as an increase to its beginning retained earnings balance as of January 1, 2009. The cumulative transition adjustment represents the recognized changes in assets and liabilities resulting from the adoption of SFAS 163. The following table summarizes the adjustments made to the Company’s consolidated assets and liabilities as of January 1, 2009 on a pre-tax basis:

In thousands	Increase/ (Decrease)
Assets:
Deferred acquisition costs	$8,731
Prepaid reinsurance premiums	313,660
Reinsurance recoverable on paid and unpaid losses	4,563
Premiums receivable	2,287,451
Deferred income taxes, net	(27,170)
Liabilities:
Unearned premium revenue	$2,381,487
Loss and LAE reserves	(174,220)
Reinsurance premiums payable	324,262

In December 2008, the FASB issued FSP FAS 140-4 and FASB Interpretation No. (“FIN”) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” which requires enhanced disclosures about transfers of financial assets and involvement with variable interest entities (“VIEs”). The Company adopted FSP FAS 140-4 and FIN 46(R)-8 for financial statements prepared as of December 31, 2008 and is effective for interim reporting periods until the adoption of SFAS 167, “Amendments to FASB Interpretation No. 46(R).” Refer to “Recent Accounting Developments” for discussion of SFAS 167. Since FSP FAS 140-4 and FIN 46(R)-8 only requires additional disclosures concerning transfers of financial assets and interests in VIEs, adoption of FSP FAS 140-4 and FIN 46(R)-8 did not affect the Company’s consolidated balance sheets, results of operations or cash flows. Refer to “Note 9: Variable Interest Entities” for disclosures required by FSP FAS 140-4 and FIN 46(R)-8.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” effective January 1, 2009 with retrospective application. The FSP requires companies to consider unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents as participating securities, which shall be included in the calculation of basic and diluted earnings per share. The Company’s restricted and deferred share awards meet the definition of participating securities. The Company adopted the FSP on January 1, 2009, which resulted in an $0.04 reduction in its previously reported loss per common share for the six months ended June 30, 2008. The previously reported amounts for basic earnings per share for the three and six months ended June 30, 2008 were income of $7.25 and a loss of $3.37, respectively. The previously reported amounts for diluted earnings per share for the three and six months ended June 30, 2008 were income of $7.14 and a loss of $3.37, respectively.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Recent Accounting Developments

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (“Codification”) will become the single source of authoritative GAAP to be applied by nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 will be effective for the Company for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this standard as of the third quarter of 2009. The Codification is not intended to change GAAP but rather reorganize divergent accounting literature into an accessible and user-friendly system which will materially impact cited references of GAAP in the Company’s Notes to Consolidated Financial Statements.

In June 2009, the FASB issued SFAS 167 which amends FIN 46(R) to include qualifying special purpose entities (“QSPEs”) in its scope and to require the holder of a variable interest or variable interests in a VIE to determine whether it holds a controlling financial interest in a VIE. A holder of a variable interest (or combination of variable interests) that provides a controlling financial interest in a VIE is considered the primary beneficiary and is required to consolidate the VIE. SFAS 167 amends FIN 46(R) to deem controlling financial interest as both a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and b) the obligation to absorb losses or the rights to receive benefits of the VIE that could potentially be significant to the VIE. SFAS 167 amends FIN 46(R) to eliminate the quantitative approach for determining the primary beneficiary of a VIE. SFAS 167 requires an ongoing reassessment of whether a holder of a variable interest is the primary beneficiary of a VIE, which amends the guidance in FIN 46(R) that requires reconsideration of whether a holder of a variable interest is the primary beneficiary only when specific events occurred. SFAS 167 nullifies FSP FAS 140-4 and FIN 46(R)-8 and amends FIN 46(R) to require enhanced disclosures for a holder of a variable interest in a VIE that are generally consistent with the disclosures required by FSP FAS 140-4 and FIN 46(R)-8. SFAS 167 is effective for the Company as of January 1, 2010 and earlier application is prohibited. The Company is currently evaluating the potential impact of adopting this standard.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” to remove the concept of a QSPE. It also clarifies whether a transferor has surrendered control over transferred financial assets and meets the conditions to derecognize transferred financial assets or a portion of an entire financial asset that meets the definition of a participating interest. SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS 166 is effective for the Company as of January 1, 2010 and earlier application is prohibited. The Company is currently evaluating the potential impact of adopting this standard.

Note 4: Insurance Premiums

The Company recognizes and measures premiums related to financial guarantee (non-derivative) insurance and reinsurance contracts in accordance with SFAS 163. Refer to “Note 2: Significant Accounting Policies” and “Note 3: Recent Accounting Pronouncements” for a description of the Company’s accounting policy for insurance premiums and the impact of the adoption of SFAS 163 on the Company’s financial statements.

As of June 30, 2009, the Company reported premiums receivable of $2.1 billion primarily related to installment policies for which premiums will be collected over the estimated term of the contracts. Premiums receivable for an installment policy is initially measured at the present value of premiums expected to be collected over the expected period or contract period of the policy using a risk-free discount rate. Premiums receivable for policies that use the expected period of risk due to expected prepayments are adjusted in subsequent measurement periods when prepayment assumptions change using the risk-free discount rate as of remeasurement date. The weighted average risk-free rate used to discount future installment premiums was 2.92% and the weighted average expected collection term of the premiums receivable was 9.16 years. For the three and six months ended June 30, 2009, the accretion of the premiums receivable was $15 million and $28 million, respectively, and is reported in “Scheduled premiums earned” on the Company’s Consolidated Statements of Operations.

As of June 30, 2009, the Company reported reinsurance premiums payable of $297 million, which represents the portion of the Company’s premiums receivable that is due to reinsurers. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents a roll forward of the Company’s premiums receivable for the six months ended June 30, 2009:

In millions	Six Months Ended June 30, 2009
				Adjustments

Premiums Receivable as of December 31, 2008	SFAS 163 Transition Adjustment	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other	Premiums Receivable as of June 30, 2009	Reinsurance Premiums Payable as of June 30, 2009
$8	$2,288	$(167)	$-	$(20)	$28	$(6)	$2,131	$297

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

In millions	Expected Collection of Premiums
Three months ended:
September 30, 2009	$76
December 31, 2009	80

Twelve months ended:
December 31, 2010	279
December 31, 2011	248
December 31, 2012	218
December 31, 2013	176

Five years ended:
December 31, 2018	640
December 31, 2023	408
December 31, 2028 and thereafter	618

Total	$2,743

For the three and six months ended June 30, 2009, the Company reported premiums earned of $178 million and $407 million, respectively, which includes $153 million and $348 million of scheduled premiums earned and $25 million and $59 million of refunding premiums earned, respectively. Refunding premiums earned represent premiums earned on policies for which the underlying insured obligations have been refunded, called, or terminated and for which MBIA’s obligation has been extinguished.

The following table presents the expected unearned premium revenue balance and the future expected premiums earned revenue as of and for the periods presented:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

		Future Expected Premium Earnings
In millions	Unearned Premium Revenue	Upfront	Installments	Accretion	Total Future Expected Premium Earnings
Three months ended:
June 30, 2009	$5,337
September 30, 2009	5,186	$78	$73	$15	$166
December 31, 2009	5,039	77	70	14	161

Twelve months ended:
December 31, 2010	4,488	293	258	54	605
December 31, 2011	3,992	269	227	50	546
December 31, 2012	3,555	248	189	46	483
December 31, 2013	3,176	230	149	42	421

Five years ended:
December 31, 2018	1,756	892	528	162	1,582
December 31, 2023	892	543	321	103	967
December 31, 2028 and thereafter	-	511	381	126	1,018

Total		$3,141	$2,196	$612	$5,949

Note 5: Fair Value of Financial Instruments

Financial Instruments

The following table presents the carrying value and fair value of financial instruments reported on the Company’s consolidated balance sheets as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
In millions	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Fixed-maturity securities and short-term investments, held as available-for-sale, at fair value	$13,899	$13,899	$16,763	$16,763
Investments held-to-maturity, at amortized cost	3,958	3,408	3,656	3,595
Other investments	417	417	220	220
Cash and cash equivalents	900	900	2,280	2,280
Receivable for investments sold	304	304	77	77
Derivative assets	755	755	911	911
Note Receivable	470	470	423	423
Liabilities:
Investment agreements	3,027	2,972	4,667	5,182
Medium-term notes	4,136	2,037	6,340	4,773
Variable interest entity notes	2,637	2,419	1,792	1,792
Securities sold under agreements to repurchase	691	657	803	758
Long-term debt	2,517	1,276	2,396	1,367
Payable for investments purchased	37	37	-	-
Derivative liabilities	4,189	4,189	6,471	6,471
Warrants	29	29	22	22
Financial Guarantees:
Gross	6,598	6,592	4,982	6,078
Ceded	503	432	390	407

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Foreign governments—The fair value of foreign government obligations is generally based on observable inputs in active markets. When quoted prices are not available, fair value is determined based on a valuation model that has as inputs interest rate yield curves, cross-currency basis index spreads, and country credit spreads for structures similar to the bond in terms of issuer, maturity and seniority. These bonds are generally categorized in Level 2 of the fair value hierarchy. Bonds that contain significant inputs that are not observable are categorized as Level 3 while bonds that have quoted prices in an active market are classified as Level 1.

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

Mortgage-backed securities and asset-backed securities—Mortgage-backed securities (“MBSs”) and ABSs are valued based on recently executed prices. When position-specific external price data is not observable, the valuation is based on prices of comparable securities. In the absence of market prices, MBSs and ABSs are valued as a function of cash flow models with observable market-based inputs (e.g. yield curves, spreads, prepayments and volatilities). MBSs and ABSs are categorized in Level 3 if significant inputs are unobservable, otherwise they are categorized in Level 2 of the fair value hierarchy.

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

Investments Held-To-Maturity

The fair value of investments held-to-maturity is obtained using recently executed transactions or market price quotations where observable. When position-specific external price data is not observable, the valuation is based on prices of comparable securities. When observable price quotations are not available, fair value is determined based on internal cash flow models with yield curves and bond spreads of comparable entities as key inputs.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and Cash Equivalents, Receivable for Investments Sold and Payable for Investments Purchased

The carrying amounts of cash and cash equivalents, receivable for investments sold and payable for investments purchased approximate their fair values as they are short-term in nature.

Note Receivable

The note receivable represents a non-recourse loan secured by collateral pledged by the counterparty to the note receivable. The fair value of the note receivable is calculated as the most recent appraised value of the underlying collateral pledged against the note receivable. The appraisal was performed by an independent third party during the current year.

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

The Company has elected to record at fair value under the provisions of SFAS 155 four medium-term notes. Fair value of such notes is derived using quoted market prices or an internal cash flow model. Significant inputs into the valuation include yield curves and spreads to the swap curve. As these notes are not actively traded, certain significant inputs (e.g. spreads to the swap curve) are unobservable. These notes are categorized as Level 3 of the fair value hierarchy.

Variable Interest Entity Notes

The fair value of variable interest entity notes is obtained using recently executed transactions or market price quotations where observable. When position-specific external price data is not observable, the valuation is based on prices of comparable securities. When observable price quotations are not available, fair value is determined based on internal cash flow models of the underlying collateral with yield curves and bond spreads of comparable entities as key inputs.

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

Long-term Debt

Long-term debt consists of long-term notes, debentures, surplus notes and floating rate liquidity loans. The fair value of long-term notes, debentures and surplus notes are estimated based on quoted market prices for the same or similar securities. For floating rate liquidity loans in Triple-A One Funding Corporation (“Triple-A One”), as these loans are non-recourse and fully backed by a pool of underlying assets, the fair values are estimated using discounted cash flow calculations based upon the underlying collateral pledged to the specific loans.

Derivatives—Investment Management Services

The investment management services operations have entered into derivative transactions primarily consisting of interest rate, cross currency, credit default and total return swaps and principal protection guarantees. These over-the-counter derivatives are valued using industry standard models developed by vendors. Observable and market-based inputs include interest rate yields, credit spreads and volatilities. These derivatives are categorized as Level 2 within the fair value hierarchy except with respect to certain complex derivatives where observable pricing inputs were not able to be obtained, which have been categorized as Level 3.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Derivatives—Insurance

The derivative contracts that the Company insures cannot be legally traded and generally do not have observable market prices. In the cases with no active price quote, the Company uses a combination of internal and third-party models to estimate the fair value of these contracts. Most insured CDSs are valued using an enhanced Binomial Expansion Technique (“BET”) model (originally developed by Moody’s). Significant inputs include collateral spreads, diversity scores and recovery rates. For a limited number of other insured derivatives, the Company uses industry standard models as well as proprietary models such as Black-Scholes option models and dual-default models, depending on the type and structure of the contract. The valuation of these derivatives includes the impact of its own credit standing and the credit standing of its reinsurers. All of these derivatives are categorized as Level 3 of the fair value hierarchy as a significant percentage of their value is derived from unobservable inputs. For insured swaps (other than CDSs), the Company uses internally and vendor developed models with market-based inputs (e.g. interest rate, foreign exchange rate, spreads), and are classified as Level 2 within the fair value hierarchy.

Insured Derivatives

The majority of the Company’s derivative exposure is in the form of credit derivative instruments insured by MBIA Corp. Prior to 2008, MBIA Corp. insured CDSs entered into by LaCrosse Financial Products LLC (“LaCrosse”), an entity that is consolidated into MBIA’s financial statements under the FIN 46(R) criteria. In February 2008, the Company ceased insuring such derivative instruments except in transactions reducing its existing insured derivative exposure.

In most cases, the Company’s insured credit derivatives are measured at fair value as they do not qualify for the financial guarantee scope exception under SFAS 133. Because the Company’s insured derivatives are highly customized and there is generally no observable market for these derivatives, the Company estimates their value in a hypothetical market based on internal and third-party models simulating what a bond insurer would charge to guarantee the transaction at the measurement date. This pricing would be based on expected loss of the exposure calculated using the value of the underlying collateral within the transaction structure.

Description of MBIA’s Insured Credit Derivatives

The majority of MBIA’s insured credit derivatives reference structured pools of cash securities and CDSs. The Company generally insured the most senior liabilities of such transactions, and at transaction closing the Company’s exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The gross notional amount of such transactions totaled $133.6 billion as of June 30, 2009. The collateral backing the Company’s insured derivatives was cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, commercial real estate (“CRE”) loans, and collateralized debt obligation (“CDO”) securities.

Most of MBIA’s insured CDS contracts require that MBIA make payments for losses of the principal outstanding under the contracts when losses on the underlying referenced collateral exceed a predetermined deductible. The total notional amount and MBIA’s maximum payment obligation under these contracts as of June 30, 2009 was $79.1 billion. The underlying referenced collateral for contracts executed in this manner largely consist of investment grade corporate debt, structured commercial mortgage-backed securities (“CMBS”) pools and, to a lesser extent, corporate and multi-sector CDOs (in CDO-squared transactions).

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company also has guarantees under principal protection fund programs, which are also accounted for as derivatives. Under these programs the Company guaranteed the return of principal to investors and is protected by a daily portfolio rebalancing obligation that is designed to minimize the risk of loss to MBIA. As of June 30, 2009, the maximum amount of future payments that the Company would be required to make under these guarantees was $49 million, but the Company has not made any payments to date relating to these guarantees. The unrealized gains (losses) on these derivatives for the years ended 2007 and 2008 and the six months ended June 30, 2009 were $0, reflecting the extremely remote likelihood that MBIA will incur a loss.

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

Considerations Regarding an Observable Market for MBIA’s Insured Derivatives

In determining fair value, the Company’s valuation approach uses observable market prices if available and reliable. Market prices are generally available for traded securities and market standard CDSs but are less available or accurate for highly customized CDSs. Most of the derivative contracts the Company insures are the latter as they are non-traded structured credit derivative transactions. In contrast, typical market CDSs are standardized, liquid instruments that reference tradable securities such as corporate bonds that themselves have observable prices. These market standard CDSs also involve collateral posting, and upon a default of the underlying reference obligation, can be settled in cash.

MBIA’s insured CDS contracts do not contain typical CDS market standard features as they have been designed to replicate the Company’s financial guarantee insurance policies. At inception of the transactions, the Company’s insured CDS instruments provided protection on pools of securities or CDSs with either a stated deductible or subordination beneath the MBIA-insured tranche. The Company is not required to post collateral in any circumstances. Payment by MBIA under an insured CDS is due after the aggregate amount of defaults of the underlying reference obligations, based on fair value determination with respect to each defaulted reference obligation, exceed the deductible or subordination in the transaction. Once such defaults exceed the deductible or the subordination MBIA is obligated to pay the fair value, as determined under the ISDA contract, of any subsequent reference obligations that default. Some contracts also provide for further deferrals of payment at the Company’s option. In the event of MBIA Corp’s failure to pay a claim under the insured CDS or the insolvency of MBIA, the insured CDS contract provides that the counterparty can terminate the CDS and make a claim for the amount due, which would be based on the fair value of the insured CDS at such time. An additional difference between the Company’s CDS and typical market standard contracts is that the Company’s contract, like its financial guarantee contracts, cannot be accelerated by the counterparty in the ordinary course of business. Similar to the Company’s financial guarantee insurance, all insured CDS policies are unconditional and irrevocable and the Company’s obligations thereunder cannot be transferred unless the transferees are also licensed to write financial guarantee insurance policies. Note that since insured CDS contracts are accounted for as derivatives under SFAS 133, the Company did not defer the charges associated with underwriting the CDS policies and they were expensed at origination.

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

MBIA had transferred some of the risk of loss on these contracts using reinsurance to other financial guarantee insurance and reinsurance companies. The fair value of the transfer under the reinsurance contract with the reinsurers is accounted for as a derivative asset. These derivative assets are valued consistently with the Company’s SFAS 157 valuation policies.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Valuation Modeling of MBIA-Insured Derivatives

As a result of the significant differences between market standard CDS contracts and the CDS contracts insured by MBIA, the Company believes there are no relevant third-party exit value market observations for its insured structured credit derivative contracts and, therefore, no principal market as described in SFAS 157. In the absence of a principal market, the Company values these insured credit derivatives in a hypothetical market where market participants are assumed to be other comparably-rated primary financial guarantors. Since there are no observable transactions in the financial guarantee market that could be used to value the Company’s transactions, the Company generally uses internal and third-party models, depending on the type and structure of the contract, to estimate the fair value of its insured derivatives.

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

1. Valuation Model Overview

Approximately 99.3% of the balance sheet fair value of insured credit derivatives as of June 30, 2009 is valued using the BET model, which is a probabilistic approach to calculating expected loss on the Company’s exposure based on market variables for underlying referenced collateral. The BET was originally developed by Moody’s to estimate a probability distribution of losses on a diverse pool of assets. The Company has made modifications to this technique in an effort to incorporate more market information and provide more flexibility in handling pools of dissimilar assets: a) the Company uses market credit spreads to determine default probability instead of using historical loss experience, and b) for collateral pools where the spread distribution is characterized by extremes, the Company models each segment of the pool individually instead of using an overall pool average.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

2. Model Strengths and Weaknesses

The primary strengths of this CDS valuation model are:

1)	The model takes account of transaction structure and key drivers of market value. The transaction structure includes par insured, weighted average life, level of deductible or subordination and composition of collateral.

2)	The model is a well-documented, consistent approach to marking positions that minimizes the level of subjectivity. Model structure, inputs and operation are well documented both by Moody’s and by MBIA’s internal controls, creating a strong controls process in execution of the model. The Company has also developed a hierarchy for usage of various market-based spread inputs that reduces the level of subjectivity, especially during periods of high illiquidity.

3)	The model uses market inputs with the most relevant being credit spreads for underlying referenced collateral, assumed recovery rates specific to the type and rating of referenced collateral, and the diversity score of the entire collateral pool. These are key parameters affecting the fair value of the transaction and all inputs are market-based whenever available and reliable.

The primary weaknesses of this CDS valuation model are:

1)	There is no longer a market in which to test and verify the fair values generated by the Company’s model, and at June 30, 2009, the model inputs were also either unobservable or highly illiquid, adversely impacting their reliability.

2)	There are diverse approaches to estimating fair value of such transactions among other financial guarantee insurance companies.

3)	Results may be affected by averaging of spreads and use of a single diversity factor, rather than using specific spreads for each piece of underlying collateral and collateral-specific correlation assumptions. While more specific data could improve the reliability of the results, it is not currently available and neither is a model that could produce more reliable results in the absence of that data.

3. Model Inputs

Specific detail regarding these model inputs are listed below:

a. Credit spreads

The average spread of collateral is a key input as the Company assumes credit spreads reflect the market’s assessment of default probability for each piece of collateral. Spreads are obtained from market data sources published by third parties (e.g. dealer spread tables for assets most closely resembling collateral within the Company’s transactions) as well as collateral-specific spreads on the underlying reference obligations provided by trustees or market sources. Also, when these sources are not available, the Company benchmarks spreads for collateral against market spreads, including in some cases, assumed relationships between the two spreads. This data is reviewed on an ongoing basis for reasonableness and applicability to the Company’s derivative portfolio. The Company also calculates spreads based on quoted prices and on internal assumptions about expected life, when pricing information is available and spread information is not.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

As of June 30, 2009, actual collateral credit spreads were used in one transaction. Sector-specific spreads were used in 19% of the transactions. Corporate spreads were used in 29% of the transactions and spreads benchmarked from the most relevant spread source (number 4 above) were used for 52% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy. For example, for some transactions MBIA used actual collateral-specific credit spreads (number 1 above) in combination with a calculated spread based on an assumed relationship (number 4 above). In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source (number 4 above) even though the majority of the average spread was from actual collateral-specific spreads. The spread source can also be identified by whether or not it is based on collateral WARF. No Level 1 spreads are based on WARF, all Level 2 and 3 spreads are based on WARF and some Level 4 spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spread was used for 94% of the transactions.

In the second quarter of 2009, a reliable source of current credit spreads for residential mortgage-backed securities (“RMBS”) and ABS CDO collateral was not identified as the previous sources stopped publishing this information. These spreads are primarily used as inputs for valuing the Company’s insured multi-sector CDO transactions. As a result, the Company used the spreads reported at the end of the first quarter of 2009 to calculate the estimated fair value of these transactions. The Company believes this is a reasonable estimate because credit trends and market conditions did not change significantly during the second quarter and the BET model is not very sensitive to changes in credit spreads for these transactions when spreads are at extreme levels. The Company is exploring alternative valuation models for these transactions that do not require a credit spread input, which may be used in future periods.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

c. Recovery Rate

The recovery rate represents the percentage of par expected to be recovered after an asset defaults, indicating the severity of a potential loss. MBIA generally uses rating agency recovery assumptions which may be adjusted to account for differences between the characteristics and performance of the collateral used by the rating agencies and the actual collateral in MBIA-insured transactions. The Company may also adjust rating agency assumptions based on the performance of the collateral manager and on empirical market data. In the first six months of 2009, the Company lowered recovery rates for CMBS collateral and certain RMBS collateral.

d. Input Adjustments for Insured CMBS Derivatives in the Current Market

Approximately $46.7 billion gross par of MBIA’s insured derivative transactions as of June 30, 2009 include substantial amounts of CMBS and commercial mortgage collateral. Prior to 2008 the Company had used spreads drawn from CMBX indices and CMBS spread tables as pricing input on the underlying referenced collateral in these transactions. In 2008, as the financial markets became illiquid, the Company saw a significant disconnect between cumulative loss expectations of market analysts on underlying commercial mortgages, which were based on the continuation of low default and loss rates, and loss expectations implied by the CMBX indices and CMBS spread tables. CMBS collateral in MBIA’s insured credit derivatives has performed in line with the market.

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

In the first quarter of 2008, the Company modified the spread used for these transactions to reflect a combination of market spread pricing and third-party fundamental analysis of CMBS credit. The Company’s revised spread input is a CMBX index analog that combines expectations for CMBS credit performance (as forecasted by the average of three investment banks’ research departments) together with the illiquidity premium implied by the CMBX indices. The illiquidity premium the Company uses is the senior triple-A tranche spread of the CMBX index that matches the origination vintage of collateral in each transaction. For example, collateral originated in the second half of 2006 uses the triple-A tranche spread of the CMBX series 1 as the illiquidity premium. The sum of the illiquidity premium plus the derived credit spread based on the average cumulative net loss estimates of three investment bank’s research department is used as a CMBX analog index.

e. Nonperformance Risk

In compliance with the requirements of SFAS 157, the Company’s valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk and the nonperformance risk of its reinsurers. The Company calculates the fair value by discounting the market value loss estimated through the BET model at discount rates which include MBIA Corp.’s and the reinsurers’ CDS spreads at June 30, 2009. Prior to the second quarter of 2009, MBIA used the 5-year CDS spread on MBIA Corp. to calculate nonperformance risk. This assumption was compatible with the average life of the CDS portfolio, which was approximately 5 years. In the second quarter, the Company has refined this approach to include a full term structure for CDS spreads. Under the refined approach, the CDS spreads assigned to each deal is based on the weighted average life of the deal. This resulted in an increase of $333 million in the derivative liability compared to the amount that would have resulted if the Company had continued to use MBIA’s 5-year CDS spread for all transactions.

In light of recent developments in the CDS and recovery derivative markets for MBIA, in the first six months of 2009, the Company limited the effective spread on CDS on MBIA so that the derivative liability, after giving effect to nonperformance risk, could not be lower than MBIA’s recovery derivative price multiplied by the unadjusted derivative liability. In the second quarter of 2009, the

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

limitation caused by use of MBIA’s recovery rate increased the derivative liability by $1.0 billion, compared to the amount that would have resulted if no limitation had been applied for recovery rate.

In aggregate, the nonperformance calculation results in a pre-tax derivative liability which is $14.0 billion lower than the liability that would have been estimated if the discount rate were equal to the Libor swap rate. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of the Company’s economic condition, that the Company will be able to pay all claims when due.

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

Financial Guarantees

Gross Financial Guarantees—The Company estimates the fair value of its gross financial guarantee liability using a discounted cash flow model with significant inputs that include (i) an assumption of expected loss on financial guarantee policies for which case basis reserves have not been established, (ii) the amount of loss expected on financial guarantee policies for which case basis reserves have been established, (iii) the cost of capital reserves required to support the financial guarantee liability, and (iv) the discount rate. The MBIA Corp. CDS spread and recovery rate are used as the discount rate for MBIA Corp, while the Assured Guaranty Corp. CDS spread and recovery rate are used as the discount rate for National. The discount rates incorporate the nonperformance risk of the Company. As the Company’s gross financial guarantee liability represents its obligation to pay claims under its insurance policies, the Company’s calculation of fair value does not consider future installment premium receipts or returns on invested upfront premiums as inputs.

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

Fair Value Measurements

The following fair value hierarchy tables present information about the Company’s assets (including short-term investments) and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Fair Value Measurements at Reporting Date Using

In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Balance as of June 30, 2009
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$708	$117	$6	$-	$831
Foreign governments	289	228	70	-	587
Corporate obligations	-	2,801	371	-	3,172
Mortgage-backed securities
Residential mortgage-backed agency	-	1,271	98	-	1,369
Residential mortgage-backed non-agency	-	605	252	-	857
Commercial mortgage-backed	-	2	37	-	39
Asset-backed securities
Collateralized debt obligations	-	-	585	-	585
Other asset-backed	-	479	389	-	868

Total	997	5,503	1,808	-	8,308
State and municipal bonds
Tax exempt bonds	-	2,675	74	-	2,749
Taxable bonds	-	439	44	-	483

Total state and municipal bonds	-	3,114	118	-	3,232
Total fixed-maturity investments	997	8,617	1,926	-	11,540
Other investments:
Perpetual preferred securities	-	274	44	-	318
Other investments	5	141	25	-	171
Money market securities	2,282	2	-	-	2,284

Total other investments	2,287	417	69	-	2,773
Derivative assets	-	234	746	(225)	755

Total assets	$3,284	$9,268	$2,741	$(225)	$15,068

Liabilities:
Medium-term notes	$-	$-	$122	$-	$122
Derivative liabilities	-	413	4,137	(360)	4,190
Other liabilities:
Warrants	-	29	-	-	29

Total liabilities	$-	$442	$4,259	$(360)	$4,341

(1) -	The net effect of cash and counterparty collateral netting is included in the column entitled “Counterparty and Cash Collateral Netting.” As of June 30, 2009, $135 million of cash collateral, which was previously recorded in “Other Assets,” was included in the derivative liability balance.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Fair Value Measurements at Reporting Date Using

In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Balance as of December 31, 2008
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,042	$194	$32	$-	$1,268
Foreign governments	369	336	130	-	835
Corporate obligations	-	2,776	587	-	3,363
Mortgage-backed securities
Residential mortgage-backed agency	-	1,218	156	-	1,374
Residential mortgage-backed non-agency	-	627	397	-	1,024
Commercial mortgage-backed	-	16	37	-	53
Asset-backed securities
Collateralized debt obligations	-	-	918	-	918
Other asset-backed	-	444	540	-	984

Total	1,411	5,611	2,797	-	9,819
State and municipal bonds
Tax exempt bonds	-	3,011	49	-	3,060
Taxable bonds	-	379	46	-	425

Total state and municipal bonds	-	3,390	95	-	3,485
Total fixed-maturity investments	1,411	9,001	2,892	-	13,304
Other investments:
Perpetual preferred securities	-	275	45	-	320
Other investments	23	40	58	-	121
Money market securities	3,235	-	-	-	3,235

Total other investments	3,258	315	103	-	3,676
Derivative assets	-	613	807	(509)	911

Total assets	$4,669	$9,929	$3,802	$(509)	$17,891

Liabilities:
Medium-term notes	$-	$-	$176	$-	$176
Derivative liabilities	-	741	6,305	(575)	6,471
Other liabilities:
Warrants	-	22	-	-	22

Total liabilities	$-	$763	$6,481	$(575)	$6,669

(1) -	The net effect of cash and counterparty collateral netting is included in the column entitled “Counterparty and Cash Collateral Netting.” As of December 31, 2008, $66 million of cash collateral, which was previously reported in “Other Assets”, was included in the derivative liability balance.

Level 3 Analysis

Level 3 assets were $2.7 billion and $3.8 billion as of June 30, 2009 and December 31, 2008, respectively, and represented approximately 18% and 21% of total assets measured at fair value, respectively. Level 3 liabilities were $4.3 billion and $6.5 billion as of June 30, 2009 and December 31, 2008, respectively, and represented approximately 98% and 97% of total liabilities measured at fair value, respectively. The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2009 and 2008:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In millions	Balance, Beginning of Interim Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held at June 30, 2009
Assets:

U.S. Treasury and government agency	$6	$-	$-	$-	$-	$-	$-	$6	$-

Foreign governments	51	-	-	(3)	2	1	19	70	-

Corporate obligations	432	-	-	(2)	1	(19)	(41)	371	-

Residential mortgage-backed agency	154	-	-	2	-	(8)	(50)	98	-

Residential mortgage-backed non-agency	374	-	-	(58)	1	(12)	(53)	252	-

Commercial mortgage-backed	33	-	-	6	1	(3)	-	37	-

Collateralized debt obligations	775	(64)	-	(103)	1	(24)	-	585	-

Other asset-backed	389	-	-	38	-	(25)	(13)	389	-

State and municipal tax exempt bonds	78	-	-	-	-	(4)	-	74	-

State and municipal taxable bonds	46	-	-	(2)	-	-	-	44	-

Perpetual preferred securities	35	-	-	9	-	-	-	44	-

Other investments	39	-	-	-	-	(14)	-	25	-

Total assets	$2,412	$(64)	$-	$(113)	$6	$(108)	$(138)	$1,995	$-

In millions	Balance, Beginning of Interim Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held at June 30, 2009
Liabilities:

Medium-term notes	$106	-	-	$9	$7	-	-	$122	-

Derivative contracts, net	3,848	(61)	(400)	-	8	(2)	(2)	3,391	(140)

Total liabilities	$3,954	$(61)	$(400)	$9	$15	$(2)	$(2)	$3,513	$(140)

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In millions	Balance, Beginning of Interim Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held at June 30, 2008

Assets:

U.S. Treasury and government agency	$117	$-	$-	$(3)	$-	$42	$1	$157	$-

Foreign governments	91	-	-	(4)	-	13	-	100	-

Corporate obligations	1,554	(15)	-	5	(1)	(566)	(21)	956	-

Residential mortgage-backed agency	209	-	-	1	-	(19)	-	191	-

Residential mortgage-backed non- agency	481	(6)	-	(29)	(4)	(136)	(5)	301	-

Commercial mortgage-backed	284	(6)	-	3	(1)	(112)	(76)	92	-

Collateralized debt obligations	2,098	(329)	-	193	(51)	(395)	(93)	1,423	-

Other asset-backed	1,377	(14)	-	(50)	(3)	(217)	(28)	1,065	-

State and municipal taxable bonds	48	-	-	(1)	-	-	-	47	-

Perpetual preferred securities	85	-	-	(2)	-	-	-	83	-

Total assets	$6,344	$(370)	$-	$113	$(60)	$(1,390)	$(222)	$4,415	$-

In millions	Balance, Beginning of Interim Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held at June 30, 2008

Liabilities:

Medium-term notes	$354	$(6)	$(13)	$-	$(2)	$(19)	$-	$314	$-

Derivative contracts, net	6,921	(147)	(3,150)	-	(2)	33	-	3,655	(3,150)

Total liabilities	$7,275	$(153)	$(3,163)	$-	$(4)	$14	$-	$3,969	$(3,150)

(1) - Transferred in and out at the end of the period.

Transfers into and out of Level 3 were $43 million and $179 million for the three months ended June 30, 2009, respectively. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Residential mortgage-backed securities comprised the majority of the transferred instruments. For the three months ended June 30, 2009, the net unrealized gains related to the transfers into Level 3 was $0.1 million and the net unrealized gains related to the transfers out of Level 3 as of June 30, 2009 was $17 million.

Transfers into and out of Level 3 were $211 million and $433 million for the three months ended June 30, 2008, respectively. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became unobservable or observable during the year. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Commercial mortgage-backed securities, CDOs and other asset-backed securities comprised the majority of the transferred instruments. For the three months ended June 30, 2008, the net unrealized losses related to the transfers into Level 3 was $2 million and the net unrealized losses related to the transfers out of Level 3 was $10 million.

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2009 and 2008:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held at June 30, 2009

Assets:

U.S. Treasury and government agency	$32	$1	$-	$(1)	$-	$(26)	$-	$6	$-

Foreign governments	129	-	-	(4)	(2)	(16)	(37)	70	-

Corporate obligations	586	-	-	(42)	(3)	(47)	(123)	371	-

Residential mortgage-backed agency	156	-	-	11	-	(19)	(50)	98	-

Residential mortgage-backed non-agency	397	(27)	-	(26)	-	(24)	(68)	252	-

Commercial mortgage-backed	37	(1)	-	5	-	(4)	-	37	-

Collateralized debt obligations	921	(125)	-	(144)	-	(67)	-	585	-

Other asset-backed	540	(9)	-	(46)	-	(88)	(8)	389	-

State and municipal tax exempt bonds	49	-	-	(1)	-	26	-	74	-

State and municipal taxable bonds	46	-	-	(2)	-	-	-	44	-

Perpetual preferred securities	45	-	-	-	-	(1)	-	44	-

Other investments	58	-	-	-	-	(33)	-	25	-

Total assets	$2,996	$(161)	$-	$(250)	$(5)	$(299)	$(286)	$1,995	$-

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held at June 30, 2009

Liabilities:

Medium-term notes	$176	$-	$-	$(52)	$(2)	$-	$-	$122	$-

Derivative contracts, net	5,498	(90)	(2,018)	2	(8)	27	(20)	3,391	(1,786)

Total liabilities	$5,674	$(90)	$(2,018)	$(50)	$(10)	$27	$(20)	$3,513	$(1,786)

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held at June 30, 2008
Assets:

U.S. Treasury and government agency	$124	$3	$-	$(2)	$-	$8	$24	$157	$-

Foreign governments	64	-	-	(1)	1	18	18	100	-

Corporate obligations	1,400	(22)	-	(27)	14	(601)	192	956	-

Residential mortgage-backed agency	239	-	-	(5)	-	(43)	-	191	-

Residential mortgage-backed non-agency	726	(6)	-	(141)	1	(174)	(105)	301	-

Commercial mortgage-backed	273	(6)	-	(5)	8	(39)	(139)	92	-

Collateralized debt obligations	2,458	(463)	-	57	(45)	(445)	(139)	1,423	-

Other asset-backed	1,430	(22)	-	(108)	17	(313)	61	1,065	-

State and municipal tax exempt bonds	-	-	-	-	-	-	-	-	-

State and municipal taxable bonds	49	-	-	(2)	-	-	-	47	-

Perpetual preferred securities	104	-	-	(21)	-	-	-	83	-

Other investments	-	-	-	-	-	-	-	-	-

Total assets	$6,867	$(516)	$-	$(255)	$(4)	$(1,589)	$(88)	$4,415	$-

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange	Purchases, Issuances and Settlements, net	Transfers in (out) of Level 3, net(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held at June 30, 2008
Liabilities:

Medium-term notes	$399	$(6)	$(13)	$(20)	$22	$(68)	$-	$314	$-

Derivative contracts, net	3,405	(185)	379	-	(10)	66	-	3,655	379

Total liabilities	$3,804	$(191)	$366	$(20)	$12	$(2)	$-	$3,969	$379

(1) - Transferred in and out at the end of the period.

Transfers into and out of Level 3 were $57 million and $323 million for the six months ended June 30, 2009, respectively. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, yield curves observable at commonly quoted intervals, and market corroborated inputs. Foreign governments and corporate obligations comprised the majority of the transferred instruments. For the six months ended June 30, 2009, the net unrealized gains related to the transfers into Level 3 was $15 million and the net unrealized gains related to the transfers out of Level 3 was $31 million.

Transfers into and out of Level 3 were $769 million and $857 million for the six months ended June 30, 2008, respectively. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the year. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations, commercial mortgage-backed securities and CDOs comprised the majority of the transferred instruments. For the six months ended June 30, 2008, the net unrealized losses related to the transfers into Level 3 was $35 million and the net unrealized losses related to the transfers out of Level 3 was $43 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the three months ended June 30, 2009 and 2008 are reported on the consolidated statements of operations as follows:

In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$424	$(3)	$(11)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held at June 30, 2009	$164	$-	$(32)

In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$3,327	$(215)	$(221)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held at June 30, 2008	$3,327	$-	$-

Gains and losses (realized and unrealized) included in earnings pertaining to Level 3 assets and liabilities for the six months ended June 30, 2009 and 2008 are reported on the consolidated statements of operations as follows:

In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$2,052	$(251)	$(21)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held at June 30, 2009	$1,793	$-	$(6)

In millions	Unrealized Gains (Losses) on Insured Derivatives	Net Realized Gains (Losses)	Net Gains (Losses) on Financial Instruments at Fair Value and Foreign Exchange
Total gains (losses) included in earnings	$(250)	$(323)	$(112)

Change in unrealized gains (losses) for the period included in earnings for assets and liabilities still held at June 30, 2008	$(250)	$-	$-

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

For the three and six months ended June 30, 2009, the fair value of hybrid financial assets increased $2 million and $4 million on a pre-tax basis and $1 million and $3 million on an after-tax basis. For the three months ended June 30, 2009, the fair value of hybrid financial liabilities, which related to four medium-term notes, increased $16 million on a pre-tax basis and $11 million on an after-tax basis. For the six months ended June 30, 2009, the fair value of hybrid financial liabilities, decreased $54 million on a pre-tax basis and $35 million on an after-tax basis.

For the three and six months ended June 30, 2008, the fair value of hybrid financial assets decreased $2 million and $4 million on a pre-tax basis and $2 million and $3 million on an after-tax basis and the fair value of hybrid financial liabilities, which related to five medium-term notes, decreased $15 million and $11 million on a pre-tax basis and $10 million and $7 million on an after-tax basis, respectively. Contractual interest coupon payments related to these medium-term notes are recorded within “Interest expense” on the Company’s consolidated statements of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Investments

The Company’s fixed-maturity portfolio consists of high-quality (average rating single-A) taxable and tax-exempt investments of diversified maturities. Other investments primarily comprise equity investments, including those accounted for under the equity method in accordance with APB 18 and highly rated perpetual securities that bear interest and are callable by the issuer. The following tables present the amortized cost and fair value of available-for-sale fixed-maturity and other investments included in the consolidated investment portfolio of the Company as of June 30, 2009 and December 31, 2008:

	June 30, 2009
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in OCI
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$822	$13	$(4)	$831	$-
Foreign governments	569	26	(8)	587	-
Corporate obligations	3,663	37	(528)	3,172	-
Mortgage-backed securities
Residential mortgage-backed agency	1,334	41	(6)	1,369	-
Residential mortgage-backed non-agency	1,502	13	(658)	857	(216)
Commercial mortgage-backed	56	-	(17)	39	(1)
Asset-backed securities
Collateralized debt obligations	1,280	-	(695)	585	(112)
Other asset-backed	1,187	11	(330)	868	(0)

Total	10,413	141	(2,246)	8,308	(329)
State and municipal bonds
Tax exempt bonds	2,841	19	(111)	2,749	-
Taxable bonds	533	7	(57)	483	-

Total state and municipal bonds	3,374	26	(168)	3,232	-
Total fixed-maturity investments	13,787	167	(2,414)	11,540	(329)
Other investments:
Perpetual preferred securities	486	4	(172)	318	-
Other investments	169	2	-	171	-
Money market securities	2,284	-	-	2,284	-

Total other investments	2,939	6	(172)	2,773	-

Total available-for-sale investments	$16,726	$173	$(2,586)	$14,313	$(329)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2008
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,194	$74	$-	$1,268
Foreign governments	818	39	(22)	835
Corporate obligations	3,861	43	(541)	3,363
Mortgage-backed securities
Residential mortgage-backed agency	1,359	27	(12)	1,374
Residential mortgage-backed non-agency	1,664	9	(649)	1,024
Commercial mortgage-backed	72	-	(19)	53
Asset-backed securities
Collateralized debt obligations	1,467	3	(552)	918
Other asset-backed	1,298	4	(318)	984

Total	11,733	199	(2,113)	9,819
State and municipal bonds
Tax exempt bonds	3,273	20	(233)	3,060
Taxable bonds	473	13	(61)	425

Total state and municipal bonds	3,746	33	(294)	3,485
Total fixed-maturity investments	15,479	232	(2,407)	13,304
Other investments:
Perpetual preferred securities	635	-	(315)	320
Other investments	126	-	(5)	121
Money market securities	3,235	-	-	3,235

Total other investments	3,996	-	(320)	3,676

Total available-for-sale investments	$19,475	$232	$(2,727)	$16,980

Fixed-maturity investments carried at fair value of $13 million and $14 million as of June 30, 2009 and December 31, 2008, respectively, were on deposit with various regulatory authorities to comply with insurance laws.

A portion of the obligations under investment agreements require the Company to pledge securities as collateral. As of June 30, 2009 and December 31, 2008, the fair value of securities pledged as collateral with respect to these obligations approximated $2.7 billion. Additionally, the Company has pledged cash in the amount of $600 million.

The following table presents the distribution by contractual maturity of available-for-sale fixed-maturity investments at amortized cost and fair value as of June 30, 2009. Contractual maturity may differ from expected maturity because borrowers may have the right to call or prepay obligations.

In millions	Amortized Cost	Fair Value
Due in one year or less	$1,141	$1,133
Due after one year through five years	1,989	1,948
Due after five years through ten years	1,283	1,154
Due after ten years through fifteen years	610	556
Due after fifteen years	3,405	3,031
Mortgage-backed	2,892	2,265
Asset-backed	2,467	1,453

Total fixed-maturity investments	$13,787	$11,540

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Investments that are held-to-maturity are reported on the Company’s balance sheet at amortized cost. These investments, which relate to the Company’s conduit segment and consolidated VIEs, primarily consist of ABS and loans issued by major national and international corporations and other structured finance clients. As of June 30, 2009, the amortized cost and fair value of held-to-maturity investments totaled $4.0 billion and $3.4 billion, respectively. Unrecognized gross gains were $5 million and unrecognized gross losses were $554 million. As of December 31, 2008, the amortized cost and fair value of held-to-maturity investments totaled $3.7 billion and $3.6 billion, respectively. Unrecognized gross gains were $1 million and unrecognized gross losses were $62 million. The following table presents the distribution of held-to-maturity investments by contractual maturity at amortized cost and fair value as of June 30, 2009:

In millions	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	1	1
Due after five years through ten years	1	1
Due after ten years through fifteen years	-	-
Due after fifteen years	1,100	949
Mortgage-backed	102	102
Asset-backed	2,756	2,358

Total held-to-maturity investments	$3,960	$3,411

Included in the preceding tables are investments that have been insured by MBIA Corp. and National (“MBIA-Insured Investments”). As of June 30, 2009, MBIA-Insured Investments at fair value represented $2.7 billion or 15% of the consolidated investment portfolio. Conduit segment investments represented $1.5 billion or 8% of the consolidated investment portfolio and were all insured by MBIA Corp. Without giving effect to the MBIA guarantee of the MBIA-Insured Investments, the underlying ratings (those given to an investment without the benefit of MBIA’s guarantee) of the MBIA-Insured Investments as of June 30, 2009 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of MBIA Corp.’s and National’s guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate rating sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s. When an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment.

In millions

Underlying Ratings Scale	U.S. Public Finance Insurance Available-for-Sale	Structured Finance and International Insurance Available- for-Sale	Investment Management Services Available- for-Sale	Investments Held- to- Maturity	Total
Aaa	$-	$6	$-	$142	$148
Aa	64	-	58	62	184
A	219	22	188	102	531
Baa	71	62	281	1,078	1,492
Below investment grade	2	196	70	74	342

Total	$356	$286	$597	$1,458	$2,697

It is MBIA’s policy to obtain an underlying rating from both Moody’s and S&P for each new transaction funded through the Company’s conduit segment prior to the execution of such transactions. All transactions currently funded in the conduit segment had an underlying rating of investment grade by Moody’s and S&P prior to funding. The weighted average underlying rating for transactions currently funded in the Company’s conduits was A- by S&P and A2 by Moody’s at the time such transactions were funded. MBIA estimates that the weighted average underlying rating of all outstanding conduit segment transactions was BBB by S&P and Baa1 by Moody’s as of June 30, 2009.

The following tables present the gross unrealized losses included in accumulated other comprehensive income (loss) as of June 30, 2009 and December 31, 2008 related to available-for-sale fixed-maturity and other investments. The tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	June 30, 2009

	Less than 12 Months		12 Months or Longer		Total

In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$193	$(4)	$-	$-	$193	$(4)
Foreign governments	29	(1)	50	(7)	79	(8)
Corporate obligations	646	(83)	1,545	(445)	2,191	(528)
Mortgage-backed securities
Residential mortgage-backed agency	107	(2)	90	(4)	197	(6)
Residential mortgage-backed non- agency	245	(127)	512	(531)	757	(658)
Commercial mortgage-backed	2	(1)	36	(16)	38	(17)
Asset-backed securities
Collateralized debt obligations	332	(351)	256	(339)	588	(690)
Other asset-backed	62	(22)	556	(308)	618	(330)

Total	1,616	(591)	3,045	(1,650)	4,661	(2,241)
State and municipal bonds
Tax exempt bonds	498	(7)	1,597	(104)	2,095	(111)
Taxable bonds	112	(15)	204	(42)	316	(57)

Total state and municipal bonds	610	(22)	1,801	(146)	2,411	(168)
Total fixed-maturity investments	2,226	(613)	4,846	(1,796)	7,072	(2,409)

Other investments:
Perpetual preferred securities	80	(21)	220	(151)	300	(172)
Other investments	-	-	5	-	5	-

Total other investments	80	(21)	225	(151)	305	(172)

Total	$2,306	$(634)	$5,071	$(1,947)	$7,377	$(2,581)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total

In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$5	$-	$24	$-	$29	$-
Foreign governments	107	(10)	24	(12)	131	(22)
Corporate obligations	1,144	(123)	1,243	(418)	2,387	(541)
Mortgage-backed securities
Residential mortgage-backed agency	98	(5)	206	(7)	304	(12)
Residential mortgage-backed non-agency	82	(45)	645	(604)	727	(649)
Commercial mortgage-backed	9	(1)	40	(18)	49	(19)
Asset-backed securities
Collateralized debt obligations	165	(190)	285	(351)	450	(541)
Other asset-backed	419	(96)	430	(222)	849	(318)

Total	2,029	(470)	2,897	(1,632)	4,926	(2,102)
State and municipal bonds
Tax exempt bonds	2,034	(225)	171	(8)	2,205	(233)
Taxable bonds	188	(35)	107	(26)	295	(61)

Total state and municipal bonds	2,222	(260)	278	(34)	2,500	(294)
Total fixed-maturity investments	4,251	(730)	3,175	(1,666)	7,426	(2,396)
Other investments:
Perpetual preferred securities	99	(78)	219	(237)	318	(315)
Other investments	94	(5)	-	-	94	(5)

Total other investments	193	(83)	219	(237)	412	(320)

Total	$4,444	$(813)	$3,394	$(1,903)	$7,838	$(2,716)

The following tables present the gross unrealized losses of held-to-maturity investments as of June 30, 2009 and December 31, 2008. Held-to-maturity investments are reported at amortized cost on the Company’s balance sheet. The tables segregate investments that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or longer.

	June 30, 2009

	Less than 12 Months		12 Months or Longer		Total

In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage and other asset-backed securities	$2,151	$(526)	$72	$(28)	$2,223	$(554)

	December 31, 2008

	Less than 12 Months		12 Months or Longer		Total

In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage and other asset-backed securities	$334	$(28)	$75	$(34)	$409	$(62)

As of June 30, 2009 and December 31, 2008, the Company’s available-for-sale fixed-maturity, equity and held-to-maturity investment portfolios’ gross unrealized losses totaled $3.1 billion and $2.8 billion, respectively. The weighted average contractual maturity of securities in an unrealized loss position as of June 30, 2009 and December 31, 2008 was 18 years and 16 years, respectively. As of June 30, 2009, there were 912 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $2.0 billion. Within the 912 securities, the book value of 714 securities exceeded market value by more than 5% as presented in the following table:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Percentage Book Value Exceeded Market Value	Number of Securities	Fair Value (in millions)
5% to 15%	230	$1,366
16% to 25%	165	831
26% to 50%	183	1,099
Greater than 50%	136	434

Total	714	$3,730

As of December 31, 2008, there were 570 securities that were in an unrealized loss position for a continuous twelve-month period or longer with aggregate unrealized losses of $1.9 billion. Within the 570 securities, the book value of 486 securities exceeded market value by more than 5%.

MBIA has evaluated whether the unrealized losses in its investment portfolios were other than temporary considering the circumstances that gave rise to the unrealized losses, and whether MBIA has the intent to sell the securities or more likely than not will be required to sell the securities before its anticipated recovery. Based on its evaluation, the Company realized other-than-temporary impairments of $114 million primarily related to residential mortgage-backed and CDO securities for the three months ended June 30, 2009. The gross unrealized losses related to other-than-temporary impairments were adversely impacted by the decision to include FGIC wrapped securities in the analysis due to the downgrade of FGIC in the second quarter of 2009. For the six months ended June 30, 2009, the Company realized other-than-temporary impairments of $240 million primarily related to residential mortgage-backed and CDO securities and $104 million related to perpetual securities. MBIA determined that the unrealized losses on the remaining securities were temporary in nature because its impairment analysis, including projected future cash flows, indicated that the Company would be able to recover the amortized cost of impaired assets. The Company also concluded that it does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources availability to its business other than sales of securities. It also considered the existence of any risk management or other plans as of June 30, 2009 that would require the sale of impaired securities. On a quarterly basis, MBIA will reevaluate the unrealized losses in its investment portfolios and determine whether an impairment loss should be realized in current earnings. Refer to “Note 7: Investment Income and Gains and Losses” for information on realized losses due to other-than-temporary impairments. Additionally, refer to “Note 2: Significant Accounting Policies” for a description of the process used by the Company to determine other-than-temporary impairments.

Note 7: Investment Income and Gains and Losses

The following table includes total investment income from all operations:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2009	2008	2009	2008
Fixed-maturity	$141	$337	$287	$748
Held-to-maturity	26	34	52	91
Short-term investments	(15)	38	(28)	76
Other investments	30	14	62	29

Gross investment income	182	423	373	944
Investment expenses	3	6	5	12

Net investment income	179	417	368	932
Fixed-maturity
Gains	32	79	93	178
Losses	(121)	(849)	(328)	(1,111)

Net	(89)	(770)	(235)	(933)
Other investments
Gains	0	1	2	2
Losses	(2)	(1)	(110)	(1)

Net	(2)	-	(108)	1
Other
Gains	21	2	79	4
Losses	(13)	(51)	(15)	(58)

Net	8	(49)	64	(54)
Total net realized gains (losses)(1)	(83)	(819)	(279)	(986)

Total investment income	$96	$(402)	$89	$(54)

(1) - Includes losses from other-than-temporary impairments.

For the three months ended June 30, 2009, net realized losses from fixed-maturity investments of $89 million included other-than-temporary impairments of $114 million primarily related to residential mortgage-backed and CDO securities and realized losses on security sales. For the first six months of 2009, net realized losses from fixed-maturity investments of $235 million included other-than-temporary impairments of $240 million primarily related to residential mortgage-backed and CDO securities and losses on security sales.

For the three months ended June 30, 2008, net realized losses from fixed-maturity investments of $770 million included other-than-temporary impairments of $436 million primarily related to ABS and corporate securities and realized losses on security sales. For the first six months of 2008, net realized losses from fixed-maturity investments of $933 million included other-than-temporary impairments of $660 million primarily related to ABS and corporate securities and realized losses on security sales.

For the first six months of 2009, net realized losses in other investments of $108 million included other-than temporarily impairments of $104 million related to perpetual equity securities.

As discussed in “Note 2: Significant Accounting Policies,” a portion of certain other-than-temporary impairment losses on fixed-maturity securities are recognized in accumulated other comprehensive income (loss). The following table sets forth the amount of credit loss impairments on fixed maturity securities held by MBIA Inc. as of the dates indicated, for which a portion of the other-than-temporary impairment losses were recognized in accumulated other comprehensive income (loss), and the corresponding changes in such amounts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Credit losses recognized in earnings on fixed maturity securities held by MBIA Inc. for which a portion of the other-
than-temporary impairment loss was recognized in accumulated other comprehensive income (loss)

(in millions)
Balance, December 31, 2008	$-
Credit losses remaining in retained earnings related to adoption of FSP FAS 115-2 and FAS 124-2	226
Credit loss impairments previously recognized on securities which matured, paid down, prepared or were sold during the period	-
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	-
Credit loss impairment recognized in the current period on securities not previously impaired	114
Additional credit loss impairments recognized in the current period on securities previously impaired	-
Increase due to the passage of time on previously recorded credit losses	-
Accretion of credit loss impairments previously recognized due to an increase in cash flow expected to be collected	-

Balance, June 30, 2009	$340

(1) - Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

For ABSs (e.g., RMBSs and CDOs), the Company estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for each significant class of asset-backed securities as of June 30, 2009.

Asset-backed Securities
Expected remaining life of loan losses(1):
Range(2)	0.99% to 85.22%
Weighted average(3)	26.70%
Current subordination levels(4):
Range(2)	0.00% to 52.16%
Weighted average(3)	10.24%
Prepayment speed (annual CPR)(5):
Range(2)	1.16% to 34.00%
Weighted average(3)	9.70%

(1) -	Represents future expected credit losses on impaired assets expressed as a percentage of total current outstanding balance.

(2) -	Represents the range of inputs/assumptions based upon the individual securities within each category.

(3) -	Calculated by weighting the relevant input/assumption for each individual security by current outstanding amortized cost basis of the security.

(4) -	Represents current level of credit protection (subordination) for the securities, expressed as a percentage of total current underlying loan balance.

(5) -	Values represent high and low points of lifetime vectors of constant prepayment rates.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Net unrealized gains (losses), including related deferred income taxes, reported in accumulated other comprehensive income (loss) within shareholders’ equity consisted of:

In millions	June 30, 2009	December 31, 2008
Fixed-maturity:
Gains	$167	$231
Losses	(2,414)	(2,406)
Foreign exchange	(62)	(102)

Net	(2,309)	(2,277)
Other investments:
Gains	4	0
Losses	(172)	(320)

Net	(168)	(320)

Total	(2,477)	(2,597)
Deferred income taxes provision (benefit)	(764)	(867)

Unrealized gains (losses), net	$(1,713)	$(1,730)

The change in net unrealized gains (losses) consisted of:
In millions	June 30, 2009	December 31, 2008
Fixed-maturity	$(32)	$(2)
Other investments	152	0

Total	120	(2)
Deferred income tax charged (credited)	103	(1)

Change in unrealized gains (losses), net	$17	$(1)

Note 8: Derivative Instruments

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

Investment Management Services

The investment management services operations have entered into derivative transactions primarily consisting of interest rate, cross currency, principal protection guarantees and CDSs. Interest rate swaps are entered into to hedge the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to hedge the variability in cash flows resulting from fluctuations in foreign currency rates. The Company has also provided loss protection on certain MBIA Municipal Investor Service Corporation (“MBIA-MISC”) managed municipal pools that invest in highly rated short-term fixed-income securities. Such protection is accounted for as a derivative under SFAS 133 and is included as part of the Company’s principal protection guarantees. CDSs are entered into to hedge credit risk or to replicate investments in cash assets consistent with the Company’s risk objectives and credit guidelines for its investment management business.

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

Corporate

The corporate operations have entered into a cross currency swap to hedge foreign exchange risks related to the issuance of certain MBIA long-term debt in accordance with the Company’s risk management policies. The cross currency swap has been designated as a cash flow hedge and hedges the variability arising from currency exchange rate movements on the foreign denominated fixed rate debt. Changes in the fair value of the cross currency swap are recorded in accumulated other comprehensive income (loss). As the debt is revalued at the spot exchange rate in accordance with SFAS 52, “Foreign Currency Translation,” an amount that will offset the related transaction gain or loss arising from the revaluation will migrate each period from accumulated other comprehensive income (loss) into earnings. This cash flow hedge was 100% effective during the first six months of 2009.

Credit Derivatives Sold

The following table presents information about credit derivatives sold (insured) by the Company’s insurance operations that were outstanding as of June 30, 2009. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value (Asset) Liability
Credit default swaps	5.7 Years	$47,321	$23,395	$35,067	$6,026	$21,614	$133,423	$(4,083)
Insured swaps	17.1 Years	-	770	6,546	5,612	1,489	14,417	(4)
Credit linked notes	29.1 Years	1	-	-	-	-	1	-
All others	9.7 Years	-	159	216	-	36	411	(17)

Total notional		$47,322	$24,324	$41,829	$11,638	$23,139	$148,252

Total fair value		$(432)	$(504)	$(890)	$(285)	$(1,993)		$(4,104)

The following table presents information about credit derivatives sold (insured) by the Company’s insurance operations that were outstanding as of December 31, 2008. Credit ratings represent the lower of underlying ratings currently assigned by Moody’s, S&P or MBIA.

In millions		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value (Asset) Liability
Credit default swaps	5.8 Years	$122,213	$5,176	$120	$1,447	$16,077	$145,033	$(6,175)
Insured swaps	16.1 Years	-	1,605	5,720	8,419	1,435	17,179	(5)
Total return swaps	1.7 Years	-	-	200	-	104	304	-
Credit linked notes	30.3 Years	-	-	1	-	-	1	-
All others	9.4 Years	195	-	288	-	-	483	(14)

Total notional		$122,408	$6,781	$6,329	$9,866	$17,616	$163,000

Total fair value		$(3,450)	$(481)	$-	$(37)	$(2,226)		$(6,194)

Referenced credit ratings assigned by MBIA to insured credit derivatives are derived by the Company’s surveillance group in conjunction with representatives from its new business and risk divisions. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDSs are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDSs. Refer to “Note 13: Net Insurance in Force” for further information about the Company’s sold credit derivatives, including the maximum potential undiscounted payments, recourse provisions and collateral arrangements. The maximum potential amount of future payments (undiscounted) on insured swaps, total return swaps and credit linked notes sold are estimated as the notional value of such contracts.

The following table presents information about credit derivatives sold by the Company’s investment management services operations that were outstanding as of June 30, 2009. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In millions		Notional Value

Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value (Asset) Liability
Credit default swaps	3.8 Years	$20	$295	$115	$-	$-	$430	$(29)
Principal protection guarantees	0.1 Years	7,356	-	-	-	-	7,356	-
Credit linked notes	1.5 Years	15	100	-	-	11	126	(41)

Total notional		$7,391	$395	$115	$-	$11	$7,912

Total fair value		$(2)	$(54)	$(3)	$-	$(11)		$(70)

The following table presents information about credit derivatives sold by the Company’s investment management services operations that were outstanding as of December 31, 2008. Credit ratings represent the lower of ratings currently assigned by Moody’s, S&P or external counterparties.

In millions		Notional Value

Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below BBB	Total Notional	Fair Value (Asset) Liability
Credit default swaps	3.2 Years	$180	$155	$397	$-	$-	$732	$(55)
Principal protection guarantees	0.1 Years	4,469	-	-	-	-	4,469	-
Total return swaps	6.8 Years	-	-	37	-	-	37	(3)
Credit linked notes	2.5 Years	15	100	-	25	6	146	(60)

Total notional		$4,664	$255	$434	$25	$6	$5,384

Total fair value		$(28)	$(44)	$(22)	$(19)	$(5)		$(118)

The maximum potential amount of future payments (undiscounted) on derivatives presented in the preceding table are estimated as the notional value of such contracts.

Financial Statement Impact

In the second quarter of 2009, the Company re-evaluated its election regarding offsetting the fair value amounts recognized for derivative contracts executed with the same counterparty under a master netting agreement under FIN 39. As a result, the Company has decided to begin netting the fair value amounts recognized for derivative contracts executed with the same counterparty.

As of June 30, 2009 and December 31, 2008, the Company reported derivative assets of $755 million and $911 million, respectively, and derivative liabilities of $4.2 billion and $6.5 billion, respectively, after counterparty netting, which are shown separately on the Company’s consolidated balance sheets. In accordance with SFAS 161 the following table presents the amount of the derivative assets and liabilities by instrument, before counterparty netting, as of June 30, 2009.

In millions

Derivatives Designated as Hedging Instruments under SFAS 133	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	$1,020	Derivative assets	$73	Derivative liabilities	$(52)
Currency swaps	95	Derivative assets	27	Derivative liabilities	(3)

Total hedges	$1,115		$100		$(55)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In millions

Derivatives Not Designated as Hedging Instruments under SFAS 133	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Credit default swaps - insured derivatives	$154,933	Derivative assets	$690	Derivative liabilities	$(4,106)
Insured swaps	14,585	Derivative assets	1	Derivative liabilities	(10)

Credit default swaps - investment management	513	Derivative assets	9	Derivative liabilities	(30)
Interest rate swaps	5,581	Derivative assets	124	Derivative liabilities	(281)
Interest rate swaps - embedded	536	Medium-term notes	12	Medium-term notes	(17)
Interest rate swaps - embedded	693	Other assets	(10)	Other liabilities	-
Credit linked notes	101	Derivative assets	-	Derivative liabilities	(28)

Credit linked notes	47	Fixed-maturity securities held at fair value	-	Fixed-maturity securities held at fair value	(13)
Currency swaps	689	Derivative assets	56	Derivative liabilities	(18)
All other	7,703	Derivative assets	-	Derivative liabilities	(21)

Total non-hedges	$185,381		$882		$(4,524)

Total derivatives	$186,496		$982		$(4,579)

The following tables show the effect of derivative instruments on the consolidated statement of operations for the three months ended June 30, 2009:

In millions

Derivatives in SFAS 133 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$1	$(3)	$2

Interest rate swaps	Net realized gains (losses)	-	-	2

Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	1	(1)	-
Currency swaps	Net realized gains (losses)	-	-	12

Total		$2	$(4)	$16

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In millions

Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income

Credit default swaps - insured derivatives	Unrealized gains (losses) on insured derivatives	$419
Insured swaps	Unrealized gains (losses) on insured derivatives	1
Insured swaps	Realized gains (losses) and other settlements on insured derivatives	32
Credit default swaps - investment management	Net gains (losses) on financial instruments at fair value and foreign exchange	23
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	79
Total return swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	7
Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	12
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(6)

Total		$567

The following tables show the effect of derivative instruments on the consolidated statement of operations for the six months ended June 30, 2009:

In millions

Derivatives in SFAS 133 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Hedged Item	Net Gain (Loss) Recognized in Income
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$114	$(106)	$(8)
Interest rate swaps	Net realized gains (losses)	-	-	59

Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(4)	4	-
Currency swaps	Net realized gains (losses)	-	-	13

Total		$110	$(102)	$64

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In millions Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income

Credit default swaps - insured derivatives	Unrealized gains (losses) on insured derivatives	$2,035

Insured swaps	Unrealized gains (losses) on insured derivatives	1

Insured swaps	Realized gains (losses) and other settlements on insured derivatives	64

Credit default swaps - investment management	Net gains (losses) on financial instruments at fair value and foreign exchange	2

Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	58

Total return swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	6

Credit linked notes	Net gains (losses) on financial instruments at fair value and foreign exchange	20

All other	Unrealized gains (losses) on insured derivatives	(7)

Total		$2,179

The amount of gains (losses) recognized in other comprehensive income (loss) on derivatives designated as cash flow hedges was a $85 thousand loss on interest rate swaps and a $1 million loss on cross currency swaps. The amount of gains reclassified from other comprehensive income (loss) into net gains (losses) on financial instruments at fair value and foreign exchange was $43 thousand for the interest rate swaps and $221 thousand for the cross currency swaps.

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

In certain non-insurance derivative contracts, the Company also manages credit risk through collateral agreements that give the Company the right to hold or the obligation to provide collateral when the current market value of certain derivative contracts exceeds an exposure threshold. Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of June 30, 2009, the Company did not hold cash collateral from derivative counterparties but posted cash collateral to derivative counterparties of $135 million. This amount is in derivative liability. As of June 30, 2009, the Company had securities with a fair value of $120 million posted to derivative counterparties.

If the Company had not elected to net the fair value amounts recognized for derivative contracts executed with the same counterparty under FIN 39 and were to settle all transactions covered under master netting agreements as of June 30, 2009, the amount required to be paid to counterparties would have increased by $225 million as a result of its inability to offset amounts due from such counterparties.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2009, the fair value was positive on one Credit Support Annexes (“CSAs”) which govern collateral posting requirements between MBIA and its derivative counterparties. The aggregate positive fair value for this CSAs was $2 million for which the Company did not receive collateral because the Company’s credit rating was below the CSAs minimum credit ratings level for holding counterparty collateral. The rating of this one counterparty is AA- by S&P and Aa3 by Moody’s.

Note 9: Variable Interest Entities

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

Consolidated VIEs

As of June 30, 2009, consolidated VIE assets and liabilities were $3.0 billion and $6.7 billion, respectively, based on the consolidation of eight VIEs. As of December 31, 2008, consolidated VIE assets and liabilities were $2.3 billion and $8.0 billion, respectively, based on the consolidation of six VIEs. Included in consolidated VIEs as of June 30, 2009 and December 31, 2008 is an entity sponsored and formed by the Company, LaCrosse Financial Products, LLC (“LaCrosse”), designed to provide credit protection to counterparties in the form of credit derivative instruments. The Company provides credit support and issues financial guarantee insurance policies that insure all LaCrosse credit protection obligations. LaCrosse lacks sufficient equity to finance its activities and is deemed a VIE. As primary beneficiary, the Company consolidates LaCrosse. In the second quarter of 2009, the Company formed MBIA Capital Management Institutional Investor Trust to invest in fixed income securities and financial instruments for income and capital appreciation, and has invested in the equity of this entity. The entity’s equity at risk does not meet all the conditions of a controlling financial interest and is deemed a VIE. The Company holds the majority of the equity of the VIE and is considered the primary beneficiary. In the second quarter of 2009, the Company initially consolidated a VIE as primary beneficiary resulting from a financial guarantee insurance policy that provides credit protection on insured obligations issued by the entity. The maturity dates of the investments held and insured obligations issued by this VIE are in May 2010. In the six months ended June 30, 2009, the Company acquired additional variable interests in one consolidated VIE which has outstanding obligations insured by MBIA.

The Company determined that it is the primary beneficiary of the consolidated VIEs based on its assessment of potential exposure to expected losses from insured obligations issued by the VIEs and from holding any additional variable interests issued by the VIEs. Creditors of issuer-sponsored VIEs do not have recourse to the general assets of MBIA. In the event of nonpayment of an insured obligation issued by a consolidated VIE, the Company is obligated to pay principal and interest, when due, on the respective insured obligation only. The Company’s exposure to consolidated VIEs is limited to the credit protection provided on insured obligations and the additional variable interests acquired.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a significant variable interest as of June 30, 2009 and December 31, 2008. The tables also present the Company’s maximum exposure to loss in comparison to the carrying value of liabilities resulting from financial guarantees and insured CDSs and loss and loss adjustment expense reserves as of June 30, 2009 and December 31, 2008. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. Refer to “Note 8: Derivative Instruments” for information about the Company’s valuation of insured derivatives. Additionally, as the majority of the Company’s loss and loss adjustment expense (“LAE”) reserves relate to guarantees of VIEs, refer to “Note 10: Loss and Loss Adjustment Expense Reserves” for information about the Company’s loss and LAE activity.

	June 30, 2009
			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Unearned Premium Revenue	Derivative Liabilities	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Collateralized debt obligations	$61,706	$55,983	$110	$1,941	$40
Mortgage-backed residential	82,966	29,589	147	3	973
Mortgage-backed commercial	1,886	1,543	8	-	-
Consumer asset-backed	18,968	11,238	49	-	22
Corporate asset-backed	59,052	32,763	525	9	-

Total global structured finance	$224,578	$131,116	$839	$1,953	$1,035
Global public finance	28,722	10,993	161	-	-

Total insurance	$253,300	$142,109	$1,000	$1,953	$1,035

	December 31, 2008
			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Unearned Premium Revenue	Derivative Liabilities	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Collateralized debt obligations	$70,778	$51,198	$11	$2,567	$25
Mortgage-backed residential	94,574	29,677	4	1	1,068
Mortgage-backed commercial	2,196	1,660	-	-	-
Consumer asset-backed	21,449	12,832	1	-	22
Corporate asset-backed	68,101	38,498	43	4	-

Total global structured finance	$257,098	$133,865	$59	$2,572	$1,115
Global public finance	25,561	9,621	85	-	-

Total insurance	$282,659	$143,486	$144	$2,572	$1,115

The maximum exposure to losses as a result of the Company’s variable interest in the VIE is represented by net insurance in force. Net insurance in force is the maximum future payments of principal and interest, net of cessions to reinsurers, which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs, assuming a full credit event occurs. The maximum exposure to losses presented in the preceding table is included in and not incremental to the net insurance in force presented in “Note 13: Net Insurance in Force.” The Company adopted SFAS 163, effective and applied prospectively beginning January 1, 2009, which requires unearned premium revenue to be recognized and measured based on the present value, using the risk-free discount rate, of premiums due or expected to be collected in installments. Therefore, “Unearned Premium Revenue” presented under “Carrying Value of Liabilities” in the preceding nonconsolidated VIEs tables as of June 30, 2009 and December 31, 2008, are based on different accounting estimates due to the change in accounting principle required by SFAS 163.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In the advisory segment of its investment management services operations, the Company provides collateral management services to eight VIEs. Additional variable interests are held in certain of these VIEs in the form of either credit protection provided on VIE obligations or investment in a VIE obligation. The Company evaluates each VIE to determine whether it’s combined variable interests in each respective VIE will absorb the majority of the expected losses of the VIE, receive the majority of the expected returns of the VIE, or both. The Company is not the primary beneficiary of the aforementioned VIEs. Significant variable interests resulting from credit protection provided on obligations issued by four of the VIEs are presented in the table above. The Company does not hold a significant variable interest in any of the remaining three VIEs.

As of June 30, 2009 and December 31, 2008, a Company sponsored nonconsolidated funding conduit held no material assets and had no obligations outstanding. The Company has no liquidity obligation to fund nonconsolidated funding conduits.

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

The Conduits are VIEs and are consolidated by the Company as the primary beneficiary. MBIA has included on its balance sheet the assets and liabilities of each Conduit, which consist primarily of various types of investments funded by medium-term notes and liquidity loans, and has included in its statement of operations the operating revenues and expenses of the Conduits. Certain of MBIA’s consolidated subsidiaries have invested in Conduit debt obligations or have received compensation for services provided to the Conduits. As such, MBIA has eliminated intercompany transactions with the Conduits from its balance sheet and statement of operations. After the elimination of such intercompany assets and liabilities, total assets and liabilities of the Conduits were $2.1 billion and $2.0 billion, respectively, as of June 30, 2009 and $2.5 billion and $2.5 billion, respectively, as of December 31, 2008. Creditors of the Conduits do not have recourse to the general assets of MBIA outside of financial guarantee policies provided on obligations issued by the Conduits.

Balance Sheet Impact of Consolidated VIEs

The following table presents the carrying amounts and classification of assets and liabilities of consolidated VIEs as of June 30, 2009 and December 31, 2008:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In millions	June 30, 2009	December 31, 2008
Assets:
Investments:

Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $581 and $632)	$338	$632

Investments held-to-maturity, at amortized cost	2,843	3,157
Short-term investments held-to-maturity, at amortized cost	1,114	499
Other investments	117	-

Cash and cash equivalents(1)	257	91
Accrued investment income	5	12
Deferred income taxes, net	16	18
Other assets	476	423

Total assets	$5,166	$4,832

Liabilities:
Medium-term notes	$1,640	$2,133
Variable interest entity notes	2,637	1,792
Long-term debt	389	345
Derivative liabilities	4,111	6,202
Other liabilities	2	2
Current income taxes payable	5	-

Total liabilities	$8,784	$10,474

(1) - Cash and cash equivalents held by certain consolidated VIEs and pledged as security for the benefit of each respective VIEs’ noteholders.

Note 10: Loss and Loss Adjustment Expense Reserves

A summary of the Company’s case basis reserve activity is presented in the following table:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In millions	2Q 2009	1Q 2009
Gross loss and LAE reserve beginning balance	$1,626	$1,558
Less: reinsurance recoverable	68	57
Less: SFAS 163 transition adjustment	-	179

Net beginning balance	1,558	1,322

Incurred related to:
Current year	34	60
Prior years	(763)	634

Total incurred	(729)	694

Net paid related to:
Current year	(99)	(4)
Prior years	(621)	(612)

Total net paid	(720)	(616)

Expected recoveries on paid losses	1,117	158

Net ending balance	1,226	1,558
Plus: reinsurance recoverable on unpaid losses	35	68

Gross loss and LAE reserve ending balance	$1,261	$1,626

During the first six months of 2009, the Company recognized a $36 million benefit of losses and loss adjustment expenses due to the impact of recording $1.3 billion of estimated recoveries principally in connection with ineligible mortgages in certain insured second-lien RMBS securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans. These estimated recoveries were mostly offset by additional losses of $1.2 billion largely related to our second-lien RMBS exposure. Additionally, the Company incurred $63 million of losses in the first six months of 2009 primarily related to a U.S. public finance affordable housing transaction.

Total net paid activity for the six months ended June 30, 2009 of $1.3 billion primarily related to $1.2 billion in payments for insured obligations in the Company’s RMBS sector. Total expected recoveries on paid losses for the six months ended June 30, 2009 of $1.3 billion primarily related to an increase in receivable for insurance loss recoveries of $1.2 billion within the Company’s RMBS sector. The Company had receivables for insurance loss recoveries of $1.7 billion as of June 30, 2009 and $459 million as of December 31, 2008. Amounts due to reinsurers related to estimated recoveries totaled $32 million as of June 30, 2009 and $13 million as of December 31, 2008, and are included in “Other liabilities” on the Company’s consolidated balance sheet.

In the second quarter of 2009, the Company revised expected net cash inflows in its loss reserve calculations based on an increasing likelihood of potential recoveries related to ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace ineligible mortgage loans. The Company’s updated recovery outlook was principally based on the following factors:

1.	The strength of MBIA’s existing contract claims related to ineligible loan substitution/repurchase obligations;

2.	the favorable outcome for MBIA on Defendants’ motion to dismiss in the action captioned, MBIA v. Countrywide Home Loans, Inc., et al, Index No. 08-602825 (N.Y. Sup. Ct.) where the court allowed MBIA’s fraud claims against the Countrywide defendants to proceed;

3.	the improvement in the financial strength of issuers due to mergers and acquisitions and/or government assistance, which will facilitate their ability to comply with required loan repurchase/substitution obligations. The Company is not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. As a result, the Company did not make any significant adjustments to its estimated recoveries with respect to the credit risk of these sponsors (or their successors); and

4.	evidence of loan repurchase/substitution compliance by issuers for put-back requests made by other harmed parties consistent with MBIA’s assertions.

Beginning in the first quarter of 2008, MBIA engaged loan level forensic review consultants to re-underwrite/review a sample of the mortgage loan files underlying MBIA’s HELOC and CES insured transactions. Certain HELOC and CES transactions that exhibited exceptionally poor performance were chosen for a re-underwriting review. Factors MBIA believes to be indicative of this poor performance include (i) a material increase in early and late stage delinquencies; (ii) material increases in charged-off loans; (iii) significant decreases in credit enhancement; and (iv) policy payments. MBIA’s forensic loan review determined that there were significant breaches of mortgage loan representations and material deviations from underwriting guidelines. Accordingly, the Company has determined that thousands of loans were in fact contractually ineligible for inclusion in the securitized trusts insured by MBIA. In turn, MBIA has submitted thousands of ineligible loans for repurchase/substitution to the sponsors or sellers/servicers. The unsatisfactory resolution of these contractual matters in addition to the fraudulent underwriting practices prevalent within certain issuers has led to MBIA engaging in litigation with these issuers seeking the sellers/servicers to repurchase or replace ineligible mortgage loans and specifically perform under its contractual obligation and damages for both breaches of contractual obligations and fraud. MBIA’s forensic examination of loan repurchase/substitution requirements for various issuers remains ongoing.

In the second quarter of 2009, MBIA recognized estimated recoveries of $1.1 billion related to reviewed transactions. Additionally, the estimated recoveries are transaction specific and based upon contractual breaches for loans which have been deemed ineligible and either put back to the originators or sellers/servicers or where analysis has been completed and put-back notices are pending. These estimated recoveries rely upon identified breaches of representations and warranties in specific transactions that MBIA has already discovered as a result of actual loan file examinations for 23,765 defaulted mortgage loans, which represent approximately 27% of the total number of delinquent or defaulted mortgage loans out of a total aggregate 496,917 loans in 24 insured second-lien mortgage loan securitizations. The aggregate loan population includes current, delinquent and charged-off loans. Estimated recoveries for these 24 transactions of $1.1 billion is based on only those loans that were examined which had substantiated breaches, and does not include any extrapolation of results from the actual loan file examinations to the remaining mortgages in the loan pool. Expected cash inflows from potential recoveries are forecasted to be recovered in 2012 for all transactions and discounted using the aforementioned risk-free rate of 1.625%. The Company considered all relevant facts and circumstances, including the factors described above, in developing its assumptions on expected cash inflows, probability of potential recoveries and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented as facts and circumstances change and relevant information is available, including additional information on the mortgage loan pools. The Company has utilized the results of the above described loan file examinations to make demands for loan repurchases from originators and services or their successors and, in certain instances, as a part of the basis for litigation filings.

The Company will continue to assess the level of expected recoveries as it completes additional forensic reviews on additional loans and progress through the litigation proceedings that are ongoing at this time. As a result of additional loan reviews and the progression of litigation proceedings, the Company’s estimate of recoveries could change materially in the future. However, the amount of such additional recoveries cannot be estimated at this time.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company does not establish any case basis reserves for insured obligations that are assigned to “Caution List—Low,” “Caution List—Medium,” or “Caution List—High.” In the event MBIA expects to pay a claim in excess of the unearned premium revenue with respect to an insured transaction, it places the insured transaction on its “Classified List” and establishes a case basis reserve. The following provides a description of each surveillance category:

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

“Classified List”—Includes all insured obligations where MBIA has paid a claim or where a claim payment is expected to exceed its unearned premium revenue. Generally, IPM is actively remediating these credits where possible, including restructurings through legal proceedings, usually with the assistance of specialist counsel and advisors.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of June 30, 2009:

	Surveillance Categories
$ in millions	Caution List- Low	Caution List - Medium	Caution List - High	Classified List	Total
Number of policies	230	46	15	117	408

Number of issues(1)	35	25	12	88	160
Remaining weighted average contract period (in years)	12.5	11.7	7.1	5.8	8.1
Gross insured contractual payments outstanding:
Principal	$6,740	$2,222	$997	$15,316	$25,275
Interest	5,675	2,301	466	4,795	13,237

Total	$12,415	$4,523	$1,463	$20,111	$38,512

Gross claim liability	$-	$-	$-	$2,710	$2,710
Less:
Gross potential recoveries	-	-	-	3,218	3,218
Discount, net	-	-	-	(218)	(218)

Net claim liability	$-	$-	$-	$(290)	$(290)

Unearned premium revenue	$165	$27	$7	$97	$296
Claim liability reported in the consolidated balance sheet(2)	$-	$-	$-	$1,229	$1,229
Reinsurance recoverable on claim liability(3)	$-	$-	$-	$34	$34
Receivable for insurance loss recoveries(4)	$-	$-	$-	$1,713	$1,713

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) -	Reported within “Loss and loss adjustment expense reserves” on MBIA Inc’s consolidated balance sheets.

(3) -	Reported within “Reinsurance recoverable on paid and unpaid losses” on MBIA Inc.’s consolidated balance sheets.

(4) -	Reported within “Receivable for insurance loss recoveries” on MBIA Inc.’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The gross claim liability reported in the preceding table primarily relates to expected future claim payments on insured RMBS transactions. The gross potential recoveries reported in the preceding table primarily relate to estimated recoveries resulting from ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans in addition to expected future claim payments on RMBS transactions resulting from expected excess spread generated by performing loans in such transactions.

The following table presents changes in the Company’s loss and LAE reserve for the six months ended June 30, 2009. Changes in the loss and LAE reserve attributable to the accretion of the discount on the loss reserve, changes in discount rates, and changes in the timing and amounts of estimated payments and recoveries are recorded in “Losses and loss adjustment expenses” in the Company’s statement of operations. LAE reserves are expected to be settled within a one year period and are not discounted. As of June 30, 2009, the weighted average risk-free rate used to discount the claim liability was 2.546%.

In millions	Six Months Ended June 30, 2009
Net Loss and LAE Reserve as of December 31, 2008	SFAS 163 Transition Adjustment	Net Loss Payments for Cases with Reserves	Net Accretion of Claim Liability Discount	Net Changes in Discount Rates	Net Changes in Timing of Payments	Changes in Amount of Net Payments	Net Changes in Assumptions	Changes in Unearned Premium Revenue	Net Change in LAE Reserves	Net Loss and LAE Reserve as of June 30, 2009
$ 1,501	$(179)	$(1,139)	$10	$(27)	$(137)	$282	$930	$(38)	$23	$1,226

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

	Three Months Ended June 30,		Six Months Ended June 30,

In thousands	2009	2008	2009	2008
Loss adjustment expense incurred, gross	$61,657	$1,652	$87,069	$6,108
Loss adjustment expense incurred, net	$59,094	$1,578	$83,618	$5,781
Loss adjustment expense reserve, gross	$(732)	$3,252	$(732)	$3,252
Reinsurance recoverable (payable) related to loss adjustment expense reserve	$(532)	$224	$(532)	$224

Note 11: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,

In millions	2009		2008
Pre-tax income (loss)	$1,503		$2,935
Provision (benefit) for income taxes	$605	40.3%	$1,235		42.1%

	Six Months Ended June 30,
In millions	2009		2008
Pre-tax income (loss)	$2,488			$(765)
Provision (benefit) for income taxes	$890	35.8%		$(58)	7.6%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s effective tax rate for the six months ended June 30, 2009 was primarily a result of an unrealized net gain recorded on the Company’s derivatives portfolio, the tax-exempt interest from investments, and the change in the valuation allowance. For the six months ended June 30, 2009, the Company has recorded mark-to-market net gains, which are treated as discrete items for purposes of calculating its full year effective tax rate. The Company’s effective tax rate for the six months ended June 30, 2008 is primarily driven by the establishment of a valuation allowance.

Embedded in the current effective tax rates for the three and six months ended June 30, 2009 are the tax effects of the Company’s expected operating activities such as scheduled premium earnings, fees, and net investment income and operating expenses. However, the discrete treatment of the pre-tax amount of the unrealized net gains which is taxed at a 35% rate and the increase in the valuation allowance relative to the Company’s expected operating activities have contributed to the Company’s current effective tax rates for the quarter and year-to-date to be higher. Absent these non-recurring and discrete items, the Company would expect to have effective tax rates for the quarter and six months below the 35% statutory tax rate.

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

As of June 30, 2009, the Company reported a net deferred tax asset of $1.3 billion primarily related to unrealized losses recorded on the Company’s derivative and investment portfolios. Included in the net deferred tax asset of $1.3 billion is the valuation allowance of $412 million. The change in the valuation allowance for the six months ended June 30, 2009 includes a reduction in the valuation allowance of $30 million as part of the adoption of FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Refer to “Note 3: Recent Accounting Pronouncements” for further discussion about the adoption of FSP FAS 115-2. As of June 30, 2008, the Company established a valuation allowance of $199 million.

Unrealized Losses on Credit Derivative Contracts

Approximately $928 million of the net deferred tax asset was a result of the cumulative unrealized losses of $2.7 billion, which excludes credit impairments, primarily related to insured credit derivatives. The Company believes that it is more likely than not that its total $928 million in deferred tax assets associated with the unrealized losses of $2.7 billion will be realized as the Company expects the unrealized losses to substantially reverse over time, at which point the related deferred tax asset will reverse. As such, no valuation allowance with respect to this item was established. In its conclusion, the Company considered the following evidence (both positive and negative):

•

Due to the long-tail nature of the financial guarantee business, it is important to note that MBIA Inc’s insurance subsidiaries, even without regard to any new business, will have a steady stream of scheduled premium earnings with respect to the existing insured portfolio. MBIA Corp.’s announcement in February 2008 of a temporary suspension in writing new structured finance transactions and a permanent cessation with respect to insuring new CDS contracts, except in transactions related to the reduction of existing derivative exposure, would not have an impact on the expected earnings related to the existing insured portfolio. Although MBIA Corp. expects the majority of the unrealized losses to reverse at maturity, MBIA Corp. performed a taxable income projection over a 15-year period to determine whether it will have sufficient income to offset its deferred tax assets that will generate future ordinary deductions. In this analysis, MBIA Corp. concluded that premium earnings, even without regard to any new business, combined with investment income, less deductible expenses, will be sufficient to recover the net deferred tax asset of $1.3 billion.

•

The Company’s taxable income projections used to assess the recoverability of its deferred tax asset include an estimate of future loss and loss adjustment expenses equal to the present value discount of loss reserves already recognized on the Company’s balance sheet and an estimate of loss adjustment expense which is generally insignificant. The Company does not assume additional losses, with the exception of the accretion of its existing present value loss reserves, because the Company establishes case basis reserves on a present value basis based on an estimate of probable losses on specifically identified credits that have defaulted or are expected to default.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

•

While the ratings downgrades by the rating agencies have limited the Company’s ability to write new business, the downgrades did not have a material impact on earnings from the existing insured portfolio, which the Company believes will be sufficient to absorb losses in the event that the cumulative unrealized losses become fully impaired.

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

•

The Company treats the CDS contracts as insurance contracts for U.S. tax purposes. The Company provides an insurance policy guaranteeing CDS contracts written by LaCrosse. While LaCrosse’s financial information is consolidated into MBIA’s GAAP financial statements based on the FIN 46(R) criteria, MBIA does not hold any equity interest with respect to LaCrosse. MBIA’s income derived from CDS contracts is treated as premium income for statutory income purposes. In the event that there is a default in which MBIA is required to pay claims on such CDS contracts, the Company believes that the losses should be characterized as an ordinary loss for tax purposes and, as such, the event or impairment will be recorded as case reserves for statutory accounting purposes in recognition of the potential claim payment. For tax purposes, MBIA follows the statutory accounting principle as the basis for computing its taxable income. Because the federal income tax treatment of CDS contracts is an unsettled area of tax law, in the event that the Internal Revenue Service (“IRS”) has a different view in which the losses are considered capital losses, the Company would be required to establish a valuation allowance against substantially all of the deferred tax asset related to these losses, until such time as it had sufficient capital gains to offset the losses. The establishment of this valuation allowance would have a material adverse effect on MBIA’s financial condition at the time of its establishment.

Capital Losses

The Company realized capital losses of approximately $281 million in the first six months of 2009. The Company established an additional valuation allowance of $24 million during the second quarter of 2009 for a total valuation allowance of $91 million for the year, which primarily related to other-than-temporary impairments and capital losses in excess of capital gains.

Unrealized Losses on FAS 115 Securities

As of June 30, 2009, the Company had approximately $763 million in deferred tax assets related to unrealized losses on investments. The Company intends to hold these investments until maturity or until such time as the value recovers. As such, the Company expects the recovery of the value of these securities to par and the related deferred tax assets will reverse over the life of the securities.

After reviewing all of the evidence available, both positive and negative, MBIA believes that it has appropriately valued the recoverability of its deferred tax assets, net of the valuation allowance, as of June 30, 2009. The Company continues to assess the need for additional valuation allowances as additional evidence becomes available.

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

As of June 30, 2009, the Company has not experienced an ownership change under Section 382. However, had one occurred as of June 30, 2009, the ownership change, in itself, would not have had a material impact on the Company’s financial position or results of operations. The Company has already established a full valuation allowance against its capital loss carryforwards and the Company has the intent to hold securities with unrealized losses as of June 30, 2009 to maturity or until such time as the value recovers as not to trigger realized losses subject to limitation under Section 382. Additionally, the Company expects to have sufficient income to utilize its alternative minimum tax credit, which may be carried forward indefinitely. The Company has no net operating loss carryforwards from 2008.

FIN 48, “Accounting for Uncertainty in Income Taxes”

The change in the unrecognized tax benefit at June 30, 2009 is as follows:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In thousands
Unrecognized tax positions as of December 31, 2008	$19,313
The gross amount of the increase/(decrease) in UTB as a result of tax positions taken:
During prior year	-
During current year	152
The amounts of decreases in the UTB related to settlements with taxing authorities	(11,826)
The reduction to UTB as a result of the applicable statute of limitation	-

Unrecognized tax positions as of June 30, 2009	$7,639

As of June 30, 2009, the total amount accrued with respect to uncertain tax positions is approximately $8 million. Due to the French tax settlement, as discussed below, MBIA received an abatement of interest and penalties of $2.8 million. In addition, MBIA accrued $0.2 million of interest and penalties during the second quarter. As result of this activity, the related interest and penalties accrued were reduced $2.6 million to approximately $0.2 million.

MBIA’s major tax jurisdictions include the U.S., the United Kingdom (“U.K.”) and France. MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return and it has been examined through 2005 by the IRS. Currently, the Company’s U.S. consolidated federal income tax return is under an examination for the 2007 tax year. Also during the first six months of 2009, the IRS completed the partnership audit in relation to an adjustment that had to be accounted for by MBIA Inc. during tax years 2004 through 2006. No material adjustment was made.

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

Note 12: Business Segments

In February 2009, after receiving the required regulatory approvals, the Company established and capitalized National. In connection with this establishment, MBIA Insurance Corporation paid dividends and returned capital to MBIA Inc. and entered into a reinsurance agreement and an assignment agreement with National. As a result, the Company established its U.S. public finance insurance business as a separate operating segment. Refer to MBIA Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for further information about these changes to the Company’s operating and legal entity structure. Consequently, MBIA now manages its activities primarily through three principal business operations: U.S. public finance insurance, structured finance and international insurance (collectively “insurance operations” for prior periods), and investment management services.

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

Following is a description of each of the Company’s reportable operating segments:

The Company’s U.S. public finance insurance business has been conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, U.S. public finance insured obligations when due. The obligations are generally not subject to acceleration, except that MBIA may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. MBIA issues financial guarantees for municipal bonds and bonds backed by publicly or privately funded public-purpose projects. This segment includes all activities related to credit enhancement services provided principally by National.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s structured finance and international insurance operations have been principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, global structured finance and non-U.S. public finance insured obligations when due, or in the event. MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. are insured by MBIA Corp., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA issues financial guarantees for municipal bonds, ABSs and MBSs, investor-owned utility bonds, bonds backed by publicly or privately funded public-purpose projects, bonds issued by sovereign and sub-sovereign entities, and bonds backed by other revenue sources such as corporate franchise revenues. Insured asset-backed securities include collateral consisting of a variety of consumer loans, corporate loans and bonds, trade and export receivables, aircraft, equipment and real property leases and insured MBS include collateral consisting of residential and commercial mortgages. In previous years, MBIA had insured CDSs on structured pools of corporate obligations, RMBS, and commercial real estate backed securities and loans.

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

The Company’s investment management services operations consist of an asset management advisory business, which provides cash management, discretionary asset management and structured products to the public, not-for-profit, corporate and financial sectors. The Company also has an asset/liability management business, in which it has issued debt and investment agreements, which are insured by MBIA Corp., to capital markets and municipal investors, and then initially purchased assets that largely matched the duration of those liabilities, and a conduit business in which the Company has funded MBIA-insured transactions by issuing debt, which is insured by MBIA Corp. The ratings downgrades of MBIA Corp. have resulted in a substantial reduction of funding activities and the termination and collateralization of certain investment agreements, as well as winding down of existing asset/liability products and conduit obligations. The investment management services operations’ reportable segments consist of: asset/liability products, which include investment agreements and medium-term notes not related to the conduit segment; advisory services, which consist of third-party and related-party fee-based asset management; and conduits.

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

The Company’s conduit segment administers two multi-seller conduit financing vehicles through MBIA Asset Finance, LLC. Assets financed by these conduits are currently funded by medium-term notes and liquidity loans.

The Company’s corporate operations are a reportable segment and include revenues and expenses that arise from general corporate activities, such as net investment income, net gains and losses, interest expense on MBIA Inc. debt and general corporate expenses.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize the Company’s operations for the three and six months ended June 30, 2009 and 2008. As discussed above, the Company separated its insurance operations into U.S. public finance insurance and structured finance and international insurance, thereby creating two discrete segments. The Company has determined that it is impracticable to restate prior period results to conform to the current period presentation since, based on the way management has historically assessed the performance and resource requirements of its segments, prior period discrete financial information is not available. However, in order to provide comparable information to the prior period, the Company has combined its U.S. public finance insurance segment results and its structured finance and international insurance segment results for the current period under the heading “Combined Insurance Operations.”

	Three Months Ended June 30, 2009

In millions	U.S. Public Finance Insurance (National)	Structured Finance and International Insurance	Eliminations	Combined Insurance Operations	Investment Management Services	Corporate	Eliminations		Consolidated
Revenues(1)	$155	$164	$-	$319	$60	$-	$-		$379

Realized gains and other settlements on insured derivatives	-	32	-	32	-	-	-		32
Unrealized gains (losses) on insured derivatives	1	423	-	424	-	-	-		424

Net gains (losses) on financial instruments at fair value and foreign exchange	-	12	-	12	115	(2)	-		125

Net realized gains (losses)	7	1	-	8	18	4	-		30

Net investment losses - other than temporary impairments	-	(7)	-	(7)	(107)	-	-		(114)

Net gains on extinguishment of debt	-	-	-	-	115	1	-		116

Inter-segment revenues(2)	38	51	(68)	21	4	4	(29)		-

Total revenues	201	676	(68)	809	205	7	(29)		992
Interest expense	-	53	-	53	42	18	-		113
Loss and LAE incurred	5	(735)	-	(730)	-	-	-		(730)
Operating expenses	14	66	-	80	19	7	-		106
Inter-segment expense(2)	35	33	(68)	-	29	-	(29)		-

Total expenses	54	(583)	(68)	(597)	90	25	(29)		(511)

Income (loss) before taxes	$147	$1,259	$-	$1,406	$115	$(18)	$-		$1,503

Identifiable assets	$8,198	$17,728	$-	$25,926	$9,094	$1,138	$(8,862	)(3)	$27,296

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees, and insurance recoveries.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivable and payables.

(3) -	Consists of intercompany repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Three Months Ended June 30, 2008

In millions	Insurance	Investment Management Services	Corporate	Eliminations	Consolidated
Revenues(1)	$391	$264	$8	$-	$663
Realized gains and other settlements on insured derivatives	34	-	-	-	34
Unrealized gains (losses) on insured derivatives	3,324	-	-	-	3,324
Net gains (losses) on financial instruments at fair value and foreign exchange	102	(69)	54	-	87
Net realized losses	23	(409)	3	-	(383)
Net investment losses - other than temporary impairments	-	(436)	-	-	(436)
Net gains on extinguishment of debt	-	66	-	-	66
Inter-segment revenues(2)	1	3	(1)	(3)	-

Total revenues	3,875	(581)	64	(3)	3,355
Interest expense	46	243	19	-	308
Loss and LAE incurred	22	-	-	-	22
Operating expenses	64	17	8	-	89
Inter-segment expense(2)	-	5	(2)	(3)	-

Total expenses	132	265	25	(3)	419

Income (loss) before taxes	$3,743	$(846)	$39	$-	$2,936

Identifiable assets	$16,532	$27,020	$1,788	$-	$45,340

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees, and insurance recoveries.
(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivable and payables.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2009

In millions	U.S. Public Finance Insurance (National)	Structured Finance and International Insurance	Eliminations	Combined Insurance Operations	Investment Management Services	Corporate	Eliminations		Consolidated
Revenues(1)	$294	$384	$-	$678	$137	$1	$-		$816
Realized gains and other settlements on insured derivatives	-	64	-	64	-	-	-		64

Unrealized gains (losses) on insured derivatives	-	2,033	-	2,033	-	-	-		2,033

Net gains (losses) on financial instruments at fair value and foreign exchange	-	12	-	12	161	(11)	-		162

Net realized gains (losses)	7	9	-	16	45	3	-		64

Net investment losses - other than temporary impairments	-	(41)	-	(41)	(303)	-	-		(344)

Net gains on extinguishment of debt	-	-	-	-	119	2	5		126

Inter-segment revenues(2)	80	100	(137)	43	9	10	(62)		-

Total revenues	381	2,561	(137)	2,805	168	5	(57)		2,921
Interest expense	-	108	-	108	106	36	-		250
Loss and LAE incurred	63	(99)	-	(36)	-	-	-		(36)
Operating expenses	18	152	-	170	34	15	-		219
Inter-segment expense(2)	67	70	(137)	-	62	-	(62)		-

Total expenses	148	231	(137)	242	202	51	(62)		433

Income (loss) before taxes	$233	$2,330	$-	$2,563	$(34)	$(46)	$5		$2,488

Identifiable assets	$8,198	$17,728	$-	$25,926	$9,094	$1,138	$(8,862	)(3)	$27,296

(1)-	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees, and insurance recoveries.
(2)-	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivable and payables.
(3)-	Consists of intercompany repurchase agreements and loans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2008

In millions	Insurance	Investment Management Services	Corporate	Eliminations	Consolidated
Revenues(1)	$706	$619	$16	$-	$1,341

Realized gains and other settlements on insured derivatives	68	-	-	-	68

Unrealized gains (losses) on insured derivatives	(253)	-	-	-	(253)

Net gains (losses) on financial instruments at fair value and foreign exchange	162	(10)	11	-	163
Net realized losses	42	(369)	1	-	(326)

Net investment losses - other than temporary impairments	-	(660)	-	-	(660)
Net gains on extinguishment of debt	-	79	-	-	79
Inter-segment revenues(2)	2	9	(1)	(10)	-

Total revenues	727	(332)	27	(10)	412
Interest expense	92	567	39	-	698
Loss and LAE incurred	310	-	-	-	310
Operating expenses	126	28	14	-	168
Inter-segment expense(2)	-	11	(1)	(10)	-

Total expenses	528	606	52	(10)	1,176

Income (loss) before taxes	$199	$(938)	$(25)	$-	$(764)

Identifiable assets	$16,532	$27,020	$1,788	$-	$45,340

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees, and insurance recoveries.
(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivable and payables.

While it is impractical for the Company to restate all revenues and expenses comprising its insurance results for prior periods, the Company is able to restate certain revenues and expenses included within the preceding tables for the three and six months ended June 30, 2008. The following table presents those revenues and expenses that the Company is able to restate, along with comparable amounts for the three months ended June 30, 2009:

	U.S. Public Finance Insurance		Structured Finance and International Insurance

In millions	2009	2008	2009	2008
Net premiums earned(1)	$133	$144	$45	$89
Realized gains and other settlements on insured derivatives	$-	$-	$-	$34
Unrealized gains (losses) on insured derivatives	$-	$(2)	$-	$3,326
Interest expense	$-	$-	$-	$47

(1) -	Included in insurance revenues in the preceding tables.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents those revenues and expenses that the Company is able to restate, along with comparable amounts for the six months ended June 30, 2009:

	U.S. Public Finance Insurance		Structured Finance and International Insurance
In millions	2009	2008	2009	2008
Net premiums earned(1)	$283	$212	$124	$177
Realized gains and other settlements on insured derivatives	$-	$-	$-	$68
Unrealized gains (losses) on insured derivatives	$-	$(2)	$-	$(251)
Interest expense	$-	$-	$-	$93

(1) - Included in insurance revenues in the preceding tables.

The following tables summarize the segments within the investment management services operations for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009
In millions	Asset / Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(1)	$49	$9	$2	$-	$60

Net gains (losses) on financial instruments at fair value and foreign exchange	116	(1)	-	-	115
Net realized losses	18	-	-	-	18
Net investment losses - other than temporary impairment	(107)	-	-		(107)
Net gains on extinguishment of debt	95	-	20	-	115
Inter-segment revenues(2)	-	5	1	(2)	4

Total revenues	171	13	23	(2)	205
Interest expense	38	-	4	-	42
Operating expenses	8	11	-	-	19
Inter-segment expense(2)	29	1	1	(2)	29

Total expenses	75	12	5	(2)	90

Income (loss) before taxes	$96	$1	$18	$-	$115

Identifiable assets	$6,919	$46	$2,086	$43	$9,094

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Three Months Ended June 30, 2008
In millions	Asset / Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(1)	$231	$8	$25	$-	$264

Net gains (losses) on financial instruments at fair value and foreign exchange	(73)	-	4	-	(69)
Net realized losses	(409)	-	-	-	(409)

Net investment losses - other than temporary impairment	(436)	-	-		(436)
Net gains on extinguishment of debt	66	-	-	-	66

Inter-segment revenues(2)	(2)	10	2	(7)	3

Total revenues	(623)	18	31	(7)	(581)
Interest expense	222	-	21	-	243
Operating expenses	5	10	2	-	17
Inter-segment expense(2)	8	2	2	(7)	5

Total expenses	235	12	25	(7)	265

Income (loss) before taxes	$(858)	$6	$6	$-	$(846)

Identifiable assets	$23,895	$39	$3,085	$1	$27,020

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

The following tables summarize the segments within the investment management services operations for the six months ended June 30, 2009 and 2008:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2009

In millions	Asset / Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(1)	$109	$18	$10	$-	$137
Net gains (losses) on financial instruments at fair value and foreign exchange	171	(1)	(9)	-	161
Net realized losses	45	-	-	-	45

Net investment losses - other than temporary impairment	(303)	-	-	-	(303)
Net gains on extinguishment of debt	98	-	21	-	119
Inter-segment revenues(2)	1	10	2	(4)	9

Total revenues	121	27	24	(4)	168
Interest expense	97	-	9	-	106
Operating expenses	13	20	1	-	34
Inter-segment expense(2)	62	2	2	(4)	62

Total expenses	172	22	12	(4)	202

Income (loss) before taxes	$(51)	$5	$12	$-	$(34)

Identifiable assets	$6,919	$46	$2,086	$43	$9,094

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Six Months Ended June 30, 2008

In millions	Asset / Liability Products	Advisory Services	Conduits	Eliminations	Total Investment Management Services
Revenues(1)	$535	$16	$68	$-	$619

Net gains (losses) on financial instruments at fair value and foreign exchange	(9)	-	(1)	-	(10)
Net realized losses	(369)	-	-	-	(369)

Net investment losses - other than temporary impairment	(660)	-	-	-	(660)
Net gains on extinguishment of debt	79	-	-	-	79
Inter-segment revenues(2)	-	19	4	(14)	9

Total revenues	(424)	35	71	(14)	(332)
Interest expense	506	-	61	-	567
Operating expenses	10	16	2	-	28
Inter-segment expense(2)	17	4	4	(14)	11

Total expenses	533	20	67	(14)	606

Income (loss) before taxes	$(957)	$15	$4	$-	$(938)

Identifiable assets	$23,895	$39	$3,085	$1	$27,020

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2009	2008	2009	2008
Total premiums earned:
United States	$154	$212	$331	$349
United Kingdom	1	11	10	22
Europe (excluding United Kingdom)	10	8	14	18
Internationally diversified	19	17	76	35
Central and South America	11	15	20	26
Asia	5	8	9	15
Other	5	5	9	8

Total	$205	$276	$469	$473

Note 13: Net Insurance in Force

MBIA guarantees the payment of principal of, and interest or other amounts owing on, municipal, asset-backed, mortgage-backed and other non-municipal securities. Additionally, MBIA Corp. has insured CDSs primarily on pools of collateral, which it previously considered part of its core financial guarantee business. The pools of collateral are made up of corporate obligations, but also include commercial and residential mortgage-backed securities-related assets. MBIA’s net insurance in force represents the aggregate amount of the insured principal of, and interest or other amounts owing on insured obligations, net of cessions to reinsurers. MBIA’s ultimate exposure to credit loss in the event of nonperformance by the issuer of the insured obligation is represented by the net insurance in force in the tables that follow.

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

The creditworthiness of each insured obligation is evaluated prior to the issuance of insurance, and each insured obligation must comply with National or MBIA Corp.’s underwriting guidelines. Further, the payments to be made by the issuer on the bonds or notes may be backed by a pledge of revenues, reserve funds, letters of credit, investment contracts or collateral in the form of mortgages or other assets. The right to such funds or collateral would typically become National or MBIA Corp.’s upon the payment of a claim by either National or MBIA Corp.

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

As of June 30, 2009, net insurance in force, which represents principal and interest or other amounts owing on insured obligations, net of cessions to reinsurers, had an expected maturity range of 1-48 years. The distribution of net insurance in force by geographic location, excluding $5.3 billion and $8.5 billion relating to transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies as of June 30, 2009 and December 31, 2008, respectively, is presented in the following table:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In billions	June 30, 2009		December 31, 2008
Geographic Location	Net Insurance in Force	% of Net Insurance in Force	Net Insurance in Force	% of Net Insurance in Force
California	$158.1	13.7%	$163.6	13.7%
New York	83.5	7.2%	86.3	7.2%
Florida	66.1	5.7%	68.0	5.7%
Texas	53.8	4.6%	56.4	4.7%
Illinois	50.3	4.3%	51.8	4.3%
New Jersey	39.2	3.4%	40.5	3.4%
Pennsylvania	31.3	2.7%	32.9	2.7%
Washington	29.7	2.6%	30.5	2.5%
Michigan	26.1	2.2%	27.0	2.3%
Massachusetts	22.6	2.0%	24.0	2.0%

Subtotal	560.7	48.4%	581.0	48.5%
Nationally diversified	178.5	15.4%	178.5	14.9%
Other states	307.5	26.6%	319.8	26.7%

Total United States	1,046.7	90.4%	1,079.3	90.1%

Internationally diversified	39.3	3.4%	43.9	3.6%
Country specific	72.4	6.2%	75.1	6.3%

Total non-United States	111.7	9.6%	119.0	9.9%

Total	$1,158.4	100.0%	$1,198.3	100.0%

The net insurance in force by type of bond, excluding transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies, is presented in the following table:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In billions	June 30, 2009		December 31, 2008
Bond Type	Net Insurance in Force	% of Net Insurance in Force	Net Insurance in Force	% of Net Insurance in Force
Global public finance - United States:
General obligation	$311.6	26.9%	$322.2	26.8%
General obligation - lease	66.8	5.8%	69.1	5.8%
Municipal utilities	156.5	13.5%	162.8	13.6%
Tax-backed	109.2	9.4%	111.9	9.3%
Transportation	90.5	7.8%	93.0	7.8%
Higher education	48.5	4.2%	50.5	4.2%
Health care	30.7	2.6%	34.6	2.9%
Military housing	21.5	1.9%	21.7	1.8%
Investor-owned utilities(1)	15.3	1.3%	15.8	1.3%
Municipal housing	13.3	1.1%	15.0	1.3%
Student loans	6.4	0.6%	7.0	0.6%
Other(2)	3.9	0.3%	4.4	0.4%

Total United States	874.2	75.4%	908.0	75.8%

Global public finance - non-United States:
International utilities	20.4	1.8%	18.6	1.6%
Sovereign and sub-sovereign (3)	18.4	1.6%	17.3	1.4%
Transportation	13.6	1.2%	14.1	1.2%
Local governments(4)	0.4	0.0%	0.9	0.1%
Municipal housing	0.2	0.0%	0.2	0.0%
Health care	0.1	0.0%	0.1	0.0%
Higher education	0.1	0.0%	0.1	0.0%

Total non-United States	53.2	4.6%	51.3	4.3%

Total global public finance	927.4	80.0%	959.3	80.1%

Global structured finance - United States:
Collateralized debt obligations(5)	104.4	9.0%	98.3	8.2%
Mortgage-backed residential	28.6	2.5%	28.6	2.4%
Mortgage-backed commercial	0.6	0.0%	0.7	0.1%
Consumer asset-backed:
Auto loans	5.4	0.5%	6.8	0.6%
Student loans	2.7	0.2%	2.8	0.2%
Manufactured housing	2.6	0.2%	2.7	0.2%
Other consumer asset-backed	0.7	0.1%	0.9	0.1%
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	3.0	0.3%	3.2	0.3%
Rental car fleets	2.7	0.2%	3.1	0.3%
Secured airline equipment securitization (EETC)	2.9	0.3%	3.1	0.3%
Other operating assets	1.1	0.1%	1.6	0.1%
Structured insurance securitizations	8.7	0.8%	10.0	0.8%
Franchise assets	1.4	0.1%	1.5	0.1%
Intellectual property	4.0	0.3%	4.1	0.3%
Other corporate asset-backed	3.6	0.3%	3.9	0.3%

Total United States	172.4	14.9%	171.3	14.3%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Global structured finance-non-United States:
Collateralized debt obligations(5)	38.2	3.3%	40.2	3.3%
Mortgage-backed residential	3.0	0.3%	8.5	0.7%
Mortgage-backed commercial	5.4	0.5%	6.2	0.5%
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	1.9	0.2%	2.1	0.2%
Secured airline equipment securitization (EETC)	0.4	0.0%	0.4	0.0%
Structured insurance securitizations	0.1	0.0%	0.1	0.0%
Franchise assets	1.4	0.1%	1.2	0.1%
Intellectual property	-	0.0%	0.8	0.1%
Future flow	2.1	0.2%	2.9	0.2%
Other corporate asset-backed	6.1	0.5%	5.3	0.5%

Total non-United States	58.6	5.1%	67.7	5.6%

Total global structured finance	231.0	20.0%	239.0	19.9%

Total	$1,158.4	100.0%	$1,198.3	100.0%

(1) -	Includes investor owned utilities, industrial development and pollution control revenue bonds.
(2) -	Includes certain non-profit enterprises and stadium related financing.
(3) -	Includes regions, departments or their equivalent in each jurisdiction as well as sovereign owned entities that are supported by a sovereign state, region or department.
(4) -	Includes municipal owned entities backed by sponsoring local government.
(5) -	Includes transactions (represented by structured pools of primarily investment grade corporate credit risks or commercial real estate assets) that do not include typical collateralized debt obligation (“CDO”) structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

The insurance operations have entered into certain guarantees of derivative contracts, included in the preceding tables, which do not qualify for the financial guarantee scope exception under SFAS 133. MBIA generally guarantees the timely payment of principal and interest related to these derivatives upon the occurrence of a credit event with respect to a referenced obligation. The maximum amount of future payments that MBIA may be required to make under these guarantees is $134.4 billion. This amount is net of $24.1 billion of insured derivatives ceded under reinsurance agreements and capital market transactions in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives. MBIA’s guarantees of derivative contracts have a legal maximum maturity range of 1-87 years. A small number of insured credit derivative contracts have long-dated maturities, which comprise the longest maturity dates of the underlying collateral. However, the expected maturities of such contracts are much shorter due to amortizations and prepayments in the underlying collateral pools. In accordance with SFAS 133, the fair values of these guarantees as of June 30, 2009 are recorded on the balance sheet as assets and liabilities, representing gross gains and losses, of $696 million and $4.1 billion, respectively. These derivative contracts are discussed further in “Note 8: Derivative Instruments.”

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

MBIA Corp. has also issued guarantees of certain obligations issued by its investment management affiliates that are not included in the previous tables. These guarantees take the form of insurance policies issued by MBIA Corp. on behalf of the investment management services affiliates. Should one of these affiliates default on its insured obligations, MBIA Corp. will be required to pay all scheduled principal and interest amounts outstanding. As of June 30, 2009, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees is $5.3 billion. These guarantees, which have a maximum maturity range of 1-38 years, were entered into on an arm’s length basis and are fully collateralized by marketable securities. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Reinsurance

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

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of June 30, 2009, the total amount available under these letters of credit and trust arrangements was $698 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

The aggregate amount of insurance in force ceded by MBIA to reinsurers under reinsurance agreements was $70.2 billion and $76.2 billion as of June 30, 2009 and December 31, 2008, respectively. The distribution of ceded insurance in force by geographic location is presented in the following table:

In billions	June 30, 2009		December 31, 2008
Geographic Location	Ceded Insurance in Force	% of Ceded Insurance in Force	Ceded Insurance in Force	% of Ceded Insurance in Force
California	$5.2	7.4%	$5.9	7.7%
New York	2.7	3.9%	3.1	4.1%
Massachusetts	1.9	2.7%	2.1	2.8%
Colorado	1.8	2.5%	1.8	2.4%
Puerto Rico	1.6	2.2%	1.7	2.2%
New Jersey	1.5	2.1%	1.6	2.1%
Texas	1.4	2.0%	1.7	2.2%
Illinois	1.3	1.9%	1.5	2.0%
Florida	1.3	1.9%	1.4	1.8%
Washington	0.7	1.0%	0.8	1.0%

Subtotal	19.4	27.6%	21.6	28.3%
Nationally diversified	19.9	28.4%	20.4	26.8%
Other states	8.0	11.4%	9.3	12.2%

Total United States	47.3	67.4%	51.3	67.3%

Internationally diversified	11.0	15.7%	12.1	15.9%
Country specific	11.9	16.9%	12.8	16.8%

Total non-United States	22.9	32.6%	24.9	32.7%

Total	$70.2	100.0%	$76.2	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The distribution of ceded insurance in force by type of bond is presented in the following table:

In billions	June 30, 2009		December 31, 2008
Bond Type	Ceded Insurance in Force	% of Ceded Insurance in Force	Ceded Insurance in Force	% of Ceded Insurance in Force
Global public finance - United States:
General obligation	$5.8	8.3%	$6.7	8.8%
General obligation lease	1.9	2.7%	2.1	2.8%
Municipal utilities	4.5	6.4%	5.3	7.0%
Tax-backed	3.1	4.4%	3.5	4.6%
Transportation	6.2	8.8%	6.6	8.7%
Health care	2.8	4.0%	3.3	4.3%
Higher education	0.9	1.3%	1.1	1.4%
Municipal housing	0.4	0.6%	0.5	0.7%
Military housing	0.5	0.7%	0.5	0.7%
Investor-owned utilities(1)	0.8	1.1%	0.8	1.0%
Student loans	0.2	0.3%	0.3	0.4%
Other(2)	0.2	0.3%	0.2	0.2%

Total United States	27.3	38.9%	30.9	40.6%

Global public finance - non-United States:
Sovereign and sub-sovereign(3)	3.4	4.8%	3.2	4.2%
Transportation	2.8	4.0%	3.2	4.2%
International utilities	3.0	4.3%	2.9	3.8%
Local governments(4)	0.4	0.6%	0.6	0.8%
Municipal housing	0.0	0.0%	0.0	0.0%
Health care	0.1	0.1%	0.1	0.1%
Higher education	0.0	0.0%	0.0	0.0%

Total non-United States	9.7	13.8%	10.0	13.1%

Total global public finance	37.0	52.7%	40.9	53.7%

Global structured finance - United States:

Collateralized debt obligations(5)	15.3	21.8%	14.4	18.9%
Mortgage-backed residential	0.9	1.3%	1.2	1.6%
Mortgage-backed commercial	0.0	0.0%	0.0	0.0%
Consumer asset-backed:
Auto loans	0.2	0.3%	0.4	0.5%
Student loans	0.2	0.3%	0.2	0.3%
Manufactured housing	0.1	0.1%	0.1	0.1%
Other consumer asset-backed	0.1	0.1%	0.1	0.1%
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	0.4	0.6%	0.5	0.7%
Rental car fleets	0.4	0.6%	0.7	0.9%
Secured airline equipment securitization (EETC)	0.8	1.2%	0.9	1.2%
Other operating assets	0.1	0.1%	0.1	0.1%
Structured insurance securitizations	1.2	1.8%	1.5	2.0%
Franchise assets	0.1	0.1%	0.1	0.1%
Intellectual property	0.1	0.1%	0.1	0.1%
Other corporate asset-backed	0.1	0.1%	0.2	0.3%

Total United States	20.0	28.5%	20.5	26.9%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Global structured finance - non-United States:
Collateralized debt obligations(5)	9.6	13.7%	10.2	13.4%
Mortgage-backed residential	0.1	0.1%	0.4	0.5%
Mortgage-backed commercial	0.8	1.1%	0.9	1.2%
Corporate asset-backed:
Operating assets:
Aircraft portfolio lease securitizations	0.4	0.6%	0.4	0.6%
Secured airline equipment securitization (EETC)	0.0	0.0%	0.0	0.0%
Structured insurance securitizations	0.0	0.0%	0.0	0.0%
Franchise assets	0.1	0.1%	0.1	0.1%
Intellectual property	0.0	0.0%	0.1	0.1%
Future flow	0.6	0.9%	1.0	1.3%
Other corporate asset-backed	1.6	2.3%	1.7	2.2%

Total non-United States	13.2	18.8%	14.8	19.4%

Total global structured finance	33.2	47.3%	35.3	46.3%

Total	$70.2	100.0%	$76.2	100.0%

(1) -	Includes investor owned utilities, industrial development and pollution control revenue bonds.
(2) -	Includes certain non-profit enterprises and stadium related financing.
(3) -	Includes regions, departments or their equivalent in each jurisdiction as well as sovereign owned entities that are supported by a sovereign state, region or department.
(4) -	Includes municipal owned entities backed by sponsoring local government.
(5) -	Includes transactions (represented by structured pools of primarily investment grade corporate credit risks or commercial real estate assets) that do not include typical collateralized debt obligation (“CDO”) structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

As of June 30, 2009, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $50.3 billion. The following table presents the credit ratings and ratings status, percentage of outstanding par ceded, the reinsurance recoverable, derivative asset, and estimated credit impairments by reinsurer as of June 30, 2009 for the Company’s combined insurance operations. Estimated credit impairments represent the reinsurers’ portion of amounts the Company expects to pay on insured derivative contracts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In millions

Reinsurers	Standard & Poor’s Rating (Status)		Moody’s Rating (Status)	Percentage of Total Par Ceded	Reinsurance Recoverable	Derivative Asset	Estimated Credit Impairments on Insured Derivatives
Channel Reinsurance Ltd.	N/R	(2)	RWR(3)	70.57%	$21	$636	$320
Assured Guaranty Corp.	AAA (Stable)		Aa2(RUR)(4)	12.41%	10	0	-
Mitsui Sumitomo Insurance Company LTD.	AA (Negative Outlook)		Aa3 (Stable)	7.27%	15	48	4
Ambac Assurance Corporation	BBB (Negative Watch)		Ba3 (Developing)	5.95%	2	-	-
Assured Guaranty Re Ltd.	AA (Stable)		Aa3(RUR)(4)	1.46%	2	1	-

Syncora Guarantee Re Ltd.	R(5)		Ca (Developing)	0.75%	1	-	-

Overseas Private Investment Corporation	AAA (Stable)		Aaa (Stable)	0.59%	-	-	-

Old Republic Insurance Company	A+ (Negative Outlook)		Aa3 (Stable)	0.42%	1	-	-

Export Development Corporation	AAA (Stable)		Aaa (Stable)	0.41%	-	-	-

Other(1)	CC or above		Ca or above	0.12%	0	-	-
Not currently rated				0.05%	0	-	-

Total				100.00%	$52	$685	$324

(1) - Several reinsurers within this category are not rated by Moody’s.

(2) - Not rated.

(3) - Rating withdrawn.

(4) - Rating under review.

(5) - Regulatory supervision.

MBIA owns a 17.4% equity interest in Channel Re. In March 2009, Moody’s downgraded Channel Re to B3 with a negative outlook and the rating was subsequently withdrawn. In March 2009, S&P downgraded Channel Re to BB+ and the rating was subsequently withdrawn. As of June 30, 2009, the Company expects Channel Re to continue to report negative shareholders’ equity on a GAAP basis primarily due to unrealized losses on its insured credit derivatives based on fair value accounting. As of June 30, 2009, the fair value of the derivative assets related to credit derivatives ceded to Channel Re was $636 million and the reinsurance recoverable from Channel Re was $21 million. After considering the credit risk of Channel Re in fair valuing its derivative assets, the Company believes Channel Re has sufficient liquidity supporting its business to fund amounts due to MBIA. In performing its assessment, MBIA determined that cash and investments, inclusive of approximately $501 million that Channel Re had on deposit in trust accounts for the benefit of MBIA as of June 30, 2009, and borrowing facilities available to Channel Re were in excess of MBIA’s exposure to Channel Re. Although the trust accounts limit the potential for Channel Re to default on its obligations to MBIA, there can be no assurance that Channel Re will not default on its obligations to MBIA that exceed the amounts already held in the trust accounts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Since December 2007, several of the Company’s other financial guarantee reinsurers, including Ambac Assurance Corporation, Assured Guaranty Corp., Assured Guaranty Re Ltd., Old Republic Insurance Co., Syncora Guarantee Re Ltd. and Syncora Guarantee Inc. (formerly known as XL Financial Assurance and XL Capital Assurance, respectively), have had their credit ratings either downgraded or put on negative watch by one or more of the major rating agencies. On July 28, 2009 Ambac Assurance Corporation was downgraded by Standard & Poor’s from BBB (Negative Watch) to CC (Negative Outlook). Although there was no material impact on the Company for any of these rating agency actions relating to these reinsurers, a further downgrade of one or more of these reinsurers could require the establishment of reserves against any receivables due from the reinsurers.

Premium Summary

The components of financial guarantee net premiums written and earned, including premiums assumed from and ceded to other companies, are presented in the following table:

	Three Months Ended June 30,
	2009		2008

In millions	Written	Earned	Written	Earned
Direct	$(31)	$165	$135	$276
Assumed	7	137	3	3

Gross	(24)	302	138	279
Ceded	39	(88)	(21)	(38)

Net before elimination	15	214	117	241
Elimination(1)	(3)	(36)	(8)	(8)

Net	$12	$178	$109	$233

(1) - Represents eliminations of intercompany premiums.

	Six Months Ended June 30,

	2009		2008

In millions	Written	Earned	Written	Earned
Direct	$(60)	$405	$257	$464
Assumed	(2)	290	6	6

Gross	(62)	695	263	470
Ceded	38	(211)	(40)	(64)

Net before elimination	(24)	484	223	406
Elimination(1)	(8)	(77)	(17)	(17)

Net	$(32)	$407	$206	$389

(1) -	Represents eliminations of intercompany premiums.

For the three months ended June 30, 2009 and 2008, recoveries received under reinsurance contracts totaled $28 million and $38 million, respectively. For the six months ended June 30, 2009 recoveries received under reinsurance contracts totaled $54 million and $46 million, respectively. Ceding commissions received from reinsurers, before deferrals and net of return ceding commissions were $0.5 million and $7 million for the three months ended June 30, 2009 and 2008, respectively. Ceding commissions received from reinsurers, before deferrals and net of return ceding commissions were $4 million and $13 million for the six months ended June 30, 2009 and 2008, respectively.

Note 15: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock. For the three months ended June 30, 2009 and 2008, there were 7,689,693 and 6,898,517, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive. For the six months ended June 30, 2009 and 2008, there were 7,270,999 and 6,662,929, respectively, of stock options outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions except per share amounts	2009	2008	2009	2008
Net income (loss)	$898	$1,700	$1,599	$(706)
Net income (loss) available to common shareholders	$895	$1,700	$1,591	$(706)

Basic weighted average shares(1)	208,097,729	238,152,768	208,287,929	212,242,994
Effect of common stock equivalents:
Stock options	-	-	-	-
Restricted stock and units	-	-	-	-

Diluted weighted average shares	208,097,729	238,152,768	208,287,929	212,242,994

Basic EPS:
Net income (loss)	$4.30	$7.14	$7.64	$(3.33)

Diluted EPS:
Net income (loss)	$4.30	$7.14	$7.64	$(3.33)

(1) -	Includes 5,430,414 and 3,514,582 for the quarters ended June 30, 2009 and 2008, respectively, of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents. Includes 5,040,144 and 2,569,421 for the six months ended June 30, 2009 and 2008, respectively, of unvested restricted stock and units that receive nonforfeitable dividends or dividend equivalents.

Note 16: Commitments and Contingencies

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

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that plaintiffs’ claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. On November 12, 2008, the United States Court of Appeals for the Second Circuit affirmed the Court’s dismissal on statute of limitations grounds, but remanded the case to allow the plaintiffs to file an amended complaint. The Second Consolidated Amended Class Action Complaint was filed on February 18, 2009. The defendants filed their renewed motion to dismiss on April 17, 2009, and plaintiffs filed their response on June 30, 2009.

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

On July 23, 2008, the City of Los Angeles filed two complaints in the Superior Court of the State of California for the County of Los Angeles against the Company and others. The first, against the Company, AMBAC Financial Group, Inc., XL Capital Assurance Inc., ACA Financial Guaranty Corp., Financial Guaranty Insurance Company, and CIFG Assurance North America, Inc., alleged (i) participation in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance and (ii) participation in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and a failure adequately to disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence, and negligent misrepresentation. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, San Francisco County, by the City of Stockton on July 23, 2008, by the City of Oakland on August 28, 2008, by the City of San Francisco on October 8, 2008, by the County of San Mateo on October 23, 2008, by the County of Alameda on October 30, 2008, by the City of Los Angeles Department of Water and Power on December 31, 2008, by the Sacramento Municipal Utility District on December 31, 2008, and by the City of Sacramento on January 6, 2009. These cases are now coordinated as Ambac Bond Insurance Cases in San Francisco Superior Court (Judicial Council Coordination Proceeding No. 4555). On April 8, 2009, The Olympic Club filed a complaint against the Company in the Superior Court of the State of California, County of San Francisco, making similar allegations of participation in risky financial transactions in other lines of business that allegedly damaged the Company’s financial condition, and of a failure adequately to disclose the impact of those transactions on the Company’s financial condition. These allegations form the predicate for the same five common law causes of action as those in the Ambac Bond Insurance Cases, as well as a California unfair competition cause of action. The Olympic Club did not include an antitrust cause of action. The Olympic Club case is being coordinated with the Ambac Bond Insurance Cases.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On September 30, 2008, MBIA Corp. commenced an action in the New York State Supreme Court against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleges that Countrywide fraudulently induced MBIA to provide financial guaranty insurance on securitizations of home equity lines of credit and closed end second liens by misrepresenting the true risk profile of the underlying collateral and Countrywide’s adherence to its strict underwriting standards and guidelines. The complaint also alleges that Countrywide breached its representations and warranties and its contractual obligations, including its obligation to cure or repurchase ineligible loans as well as its obligation to service the loans in accordance with industry standards. In an order dated July 8, 2009, the New York State Supreme Court denied Countrywide’s motion to dismiss in part, allowing the fraud cause of action to proceed against all three Countrywide defendants and the contract causes of action to proceed against Countrywide Home Loans, Inc. Defendants filed their answer to the Complaint on August 3, 2009. On July 10, 2009, MBIA Insurance Corporation commenced an action in Los Angeles Superior Court against Bank of America Corporation, Countrywide Financial Corporation, Countrywide Home Loans, Inc, Countrywide Securities Corporation, Angelo Mozilo, David Sambol, Eric Sieracki, Ranjit Kripalani, Jennifer Sandefur, Stanford Kurland, Greenwich Capital Markets, Inc., HSBC Securities (USA) Inc., UBS Securities, LLC, and various Countrywide-affiliated Trusts. The complaint alleges that Countrywide made numerous misrepresentations and omissions of material fact in connection with its sale of certain residential mortgage-backed securities, including that the underlying collateral consisting of mortgage loans, had been originated in strict compliance with its underwriting standards and guidelines. MBIA commenced this action as subrogee of the purchasers of the residential mortgage-backed securities, who incurred severe losses that have been passed on to MBIA as the insurer of the income streams on these securities.

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

On April 30, 2009, MBIA Corp. and LaCrosse Financial Products (for purposes of this paragraph, collectively, “MBIA”) commenced an action in the Supreme Court of the State of New York against Merrill Lynch, Pierce, Fenner and Smith, Inc. and Merrill Lynch International (collectively, “Merrill”). The complaint (amended on May 15, 2009) seeks damages in an as yet indeterminate amount believed to be in excess of several hundred million dollars arising from alleged misrepresentations and breaches of contract in connection with eleven CDS contracts pursuant to which MBIA wrote protection in favor of Merrill and other parties on a total of $5.7 billion in collateralized debt obligations arranged and marketed by Merrill. The complaint also seeks rescission of the CDS contracts.

In its determination of expected ultimate insurance losses on financial guarantee contracts, the Company has considered the probability of potential recoveries arising out of the contractual obligation by the sellers/servicers to repurchase or replace ineligible mortgage loans in certain second-lien mortgage securitizations, which include potential recoveries that may be affected by the legal actions against Countrywide and RFC. However, there can be no assurance that the Company will prevail in either the Countrywide or RFC actions, or the Merrill Lynch action.

On March 11, 2009, a complaint was filed in the United States District Court of the Southern District of New York against the Company and its subsidiaries, MBIA Corp. and National, entitled Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (S.D.N.Y.). The lead plaintiffs, Aurelius Capital Master, Ltd., Aurelius Capital Partners, LP, Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P., and Fir Tree Mortgage Opportunity Master Fund, L.P., purport to be acting as representatives for a class consisting of all holders of securities, instruments, or other obligations for which MBIA Corp., before February 18, 2009, issued financial guarantee insurance other than United States municipal/governmental bond securities. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries (the “Transactions”), which were approved by the New York State Department of Insurance, constituted fraudulent conveyances under §§ 273, 274 and 276 of New York Debtor and Creditor Law and a breach of the implied covenant of good faith and fair dealing under New York common law. The Complaint seeks, inter alia, (a) a declaration that the alleged fraudulent conveyances are null and void and set aside, (b) a declaration that National is responsible for the insurance polices issued by MBIA Insurance Corporation up to February 17, 2009, and (c) an award of damages in an unspecified amount together with costs, expenses and attorneys’ fees in connection with the action. Defendants’ motion to dismiss is fully briefed. No oral arguments have been scheduled to date.

On April 6, 2009, a complaint was filed in the Court of Chancery for the State of Delaware against two subsidiaries of the Company, MBIA Corp. and National, entitled Third Avenue Trust and Third Avenue Variable Series Trust v. MBIA Insurance Corp. and MBIA Insurance Corp. of Illinois, CA 4486-UCL. Plaintiffs allege that they are holders of approximately $400 million of surplus notes issued by MBIA Corp. (for purposes of this section, the “Notes”) in January 2008. The complaint alleges (Count I) that certain of the Transactions breached the terms of the Notes and the Fiscal Agency Agreement dated January 16, 2008 pursuant to which the Notes were issued. The complaint also alleges that certain transfers under the Transactions were fraudulent in that they allegedly left MBIA Corp. with “unreasonably small capital” (Count II), “insolvent” (Count III), and were made with an “actual intent to defraud” (Count IV). The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions (b) declaring that the Transactions constituted a fraudulent conveyance, and (c) damages in an unspecified amount. Defendants’ motion to dismiss is fully briefed. Oral argument is scheduled for August 31, 2009.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On May 13, 2009, a complaint was filed in the New York State Supreme Court against the Company and its subsidiaries, MBIA Corp. and National, entitled ABN AMRO Bank N.V. et al. v. MBIA Inc. et al. The plaintiffs, a group of 19 domestic and international financial institutions, purport to be acting as holders of insurance policies issued by MBIA Corp. directly or indirectly guaranteeing the repayment of structured finance products. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances and a breach of the implied covenant of good faith and fair dealing under New York law. The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions, (b) declaring that the Transactions constituted a fraudulent conveyance, (c) declaring that MBIA Inc. and National are jointly and severally liable for the insurance policies issued by MBIA Corp., and (d) ordering damages in an unspecified amount. Defendants’ motion to dismiss is fully briefed and the court heard oral arguments on July 27, 2009.

On June 15, 2009, the same group of 19 domestic and international financial institutions who filed the above described plenary action in New York State Supreme Court filed a proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court against the New York Insurance Department, Eric Dinallo in his capacity as Superintendent for the Department, and the Company and its subsidiaries, MBIA Corp. and National, entitled ABN AMRO Bank N.V. et al. v. Eric Dinallo, in his capacity as Superintendent of the New York Insurance Department, the New York State Insurance Department, MBIA Inc. et al. In its motions to dismiss the three above-referenced plenary actions, the Company argued that an Article 78 proceeding is the exclusive forum in which a plaintiff may raise any challenge to the Transformation approved by the Superintendent and the Department. The petition seeks a judgment (a) declaring void and to annul the approval letter of the Superintendent of Insurance, (b) to recover dividends paid in connection with the Transactions, (c) declaring that the approval letter does not extinguish plaintiffs’ direct claims against MBIA Inc. and its subsidiaries in the plenary action described above.

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

Note 17: Subsequent Events

Refer to “Note 16, Commitments and Contingencies” for information about legal proceedings that commenced after June 30, 2009.

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

The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•

the possibility that the Company will experience severe losses or liquidity needs due to increased deterioration in its insurance portfolios and in particular, due to the performance of residential mortgage-backed securities (“RMBS”) and collateralized debt obligations (“CDOs”);

•	significant fluctuations in liquidity and asset values within the global credit markets;

•	our ability to fully implement our Strategic Plan, including our ability to achieve our ratings targets for our ratings-sensitive businesses;

•	further changes in the Company’s credit ratings;

•	further deterioration in the economic environment and financial markets in the United States or abroad, particularly with regard to credit spreads, interest rates and foreign currency levels;

•	competitive conditions for bond insurance, including potential entry into the public finance market of a national insurer of municipal bonds;

•	legislative, regulatory or political developments;

•	technological developments;

•	changes in tax laws;

•	the effects of mergers, acquisitions and divestitures; and

•	uncertainties that have not been identified at this time.

The above factors and other factors that could affect our financial performance and business are discussed under “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

EXECUTIVE OVERVIEW

Business Description

MBIA operates the largest financial guarantee insurance business in the industry and is a provider of asset management advisory services. We also manage an asset/liability products program and a conduit program, which are in wind-down. Beginning in 2009, our business activities are managed through three principal operations: United States (“U.S.”) public finance insurance, structured finance and international insurance, and investment management services. Corporate operations include revenues and expenses that arise from general corporate activities.

MBIA’s financial guarantee business is currently operated through two subsidiaries, National Public Finance Guarantee Corporation (“National”) and MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). In February 2009, after receiving the required regulatory approvals, MBIA established and capitalized National as a U.S. public finance-only financial guarantor. In connection with the establishment of National, MBIA Insurance Corporation paid dividends and returned capital to MBIA Inc. and entered into a reinsurance agreement and an assignment agreement with National, the latter of which was with respect to financial guarantee insurance policies that had been reinsured from Financial Guaranty Insurance Company (“FGIC”).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The establishment of National as a separate U.S. public finance-only financial guarantee insurance company was a key step in achieving our strategic plan announced in February 2008. National provides MBIA with greater resilience and financial flexibility because we expect it will enable MBIA to resume writing financial guarantee insurance in the domestic public finance sector during the current market crisis. National’s separate capitalization and operations respond to the substantial issuer and investor demand that MBIA has observed for bond insurance to be provided by a monoline bond insurer devoted exclusively to public finance transactions in the U.S. At the same time, by participating in the public finance bond insurance market, MBIA expects to provide lower-cost funds to public issuers and to assist in “unfreezing” the public finance and infrastructure markets. The establishment of National is expected to generate the writing of new business in the active U.S. public finance market once high stable ratings are achieved for the operating subsidiary, leading to increased profitability and additional sources of liquidity for MBIA Inc. to support its own operations or those of its other subsidiaries.

MBIA’s new operating structure also facilitates transparency for investors through the establishment of distinct business operations and discrete financial reporting through a newly created reporting segment for the U.S. public finance business. This transparency between our distinct business lines permits issuers, investors, and rating agencies to separately assess each of our businesses. By establishing a new holding company for the U.S. public finance operation, we anticipate better access to investors with interest in the specific business risks and opportunities available in the U.S. public finance sector.

The transfer of capital to National did not have a material impact on our consolidated claims-paying resources, and was evaluated by us and the New York State Insurance Department (“NYSID”) prior to the NYSID’s approval of the transfer on February 17, 2009. The capitalization of National in February 2009 had the effect of reducing the claims-paying resources of MBIA Corp. from $15.0 billion to $8.8 billion, based on December 31, 2008 balances, and increasing the claims-paying resources of National. In connection with the capitalization of National, National reinsured from MBIA Corp. all of MBIA Corp’s U.S. public finance exposure thereby reducing MBIA Corp.’s net insured debt service outstanding from $1,198.3 billion to $290.3 billion, based on December 31, 2008 balances, and the amount of claims-paying resources required to be maintained by MBIA Corp.

The Company believes that after the capitalization of National, MBIA Corp. continues to be able to meet its expected obligations. Additionally, the NYSID found that MBIA Corp. retained sufficient surplus to support its obligations and writings following the payment of the dividend by MBIA Corp. and that the return of capital by MBIA Corp. was reasonable and equitable to MBIA Corp. The NYSID also found that the reinsurance transaction with National was fair and equitable. Claims-paying resources are calculated using statutory capital and reserves. As of March 31, 2009, the quarter end following the capitalization of National, MBIA Corp. had total claims-paying resources of $8.0 billion while statutory loss and loss adjustment expense (“LAE”) reserves for future claim payments were $1.7 billion. Similarly, as of March 31, 2009, National had total claims-paying resources of $5.5 billion while statutory LAE expense reserves for future claim payments were $0.2 billion.

Several lawsuits have been filed against the Company relating to the above transactions, which are discussed in “Note 16: Commitments and Contingencies” in the Notes to Consolidated Financial Statements. These lawsuits have impeded our ability to achieve higher insurance financial strength ratings for our insurance companies and, therefore, our ability to write new insurance business.

Refer to MBIA Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for further information about changes to our operating and legal entity structure.

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

National’s insurance portfolio principally comprises exposure assumed by National under the quota share reinsurance agreement it entered into with MBIA Insurance Corporation effective January 1, 2009 pursuant to which MBIA Insurance Corporation ceded all of its U.S. public finance exposure to National and under the assignment by MBIA Insurance Corporation of its rights and obligations with respect to the U.S. public finance business that MBIA Insurance Corporation assumed from FGIC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Structured Finance and International Insurance Operations

MBIA’s structured finance and international insurance operations have been principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event MBIA Corp. has the right at its discretion to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain investment agreement contracts written by MBIA Inc. are insured by MBIA Corp. and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. Additionally, insurance policies include payments due under credit and other derivatives, including termination payments that may become due upon certain events including the insolvency or payment default of MBIA Corp.

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

Investment Management Services Operations

MBIA’s investment management services operations consist of an asset management advisory business, which provides cash management, discretionary asset management and structured products to the public, not-for-profit, corporate and financial sectors. We also have an asset/liability products business in which we have issued debt and investment agreements, which are insured by MBIA Corp., to capital markets and municipal investors and then initially purchased assets that largely matched the duration of those liabilities, and a conduit business in which we have funded MBIA-insured transactions by issuing debt, which is insured by MBIA Corp. The ratings downgrades of MBIA Corp. have resulted in the termination and collateralization of certain investment agreements and, together with the rising cost and declining availability of funding and illiquidity of many asset classes, have caused the Company to begin winding down its asset/liability products and conduit businesses. Since the downgrades of MBIA Corp., we have not issued debt in connection with either business and we believe the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate, or are repurchased by the Company.

Credit Ratings

The current financial strength ratings of National, MBIA Insurance Corporation and MBIA Inc. are summarized below:

Agency	Rating/Outlook
	National	MBIA Insurance Corporation	MBIA Inc.
S&P	A / Developing outlook	BBB / Negative outlook	BB/ Negative outlook
Moody’s	Baa1 / Developing outlook	B3 / Negative outlook	Ba3 / Negative outlook
Fitch	Withdrawn	Withdrawn	Withdrawn

On June 5, 2009, S&P downgraded National’s insurance financial strength rating to A with a developing outlook from AA- with credit watch developing. Also on June 5, 2009, S&P downgraded MBIA Insurance Corporation’s insurance financial strength rating to BBB with a negative outlook from BBB+ with a negative outlook.

On June 25, 2009, Moody’s confirmed National’s insurance financial strength rating at Baa1 but changed its outlook to developing from review for upgrade and Moody’s confirmed MBIA Insurance Corporation’s insurance financial strength rating at B3 but changed its outlook to negative from developing. Also on June 25, 2009, Moody’s downgraded MBIA Inc.’s financial strength rating to Ba3 with a negative outlook from Ba1 with a developing outlook.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights

For the three months ended June 30, 2009, we recorded consolidated net income of $895 million or $4.30 per share, after adjusting for preferred stock dividends of MBIA Insurance Corporation, compared with net income of $1.7 billion or $7.14 per share for the same period of 2008.

Consolidated revenues for the three months ended June 30, 2009 decreased 70% to $992 million from $3.4 billion for the same period of 2008. The decrease in our consolidated revenues reflects a reduction in unrealized gains on insured credit derivatives and a reduction in net investment income. These reductions were partially offset by net gains on securities sales and fewer losses from the write-down of impaired securities in the three months ended June 30, 2009 compared with the same period of 2008. Consolidated expenses for the three months ended June 30, 2009 were a negative expense of $511 million compared with expense of $420 million for the same period of 2008. The negative expense in 2009 reflects a net benefit of $729 million in losses and LAE as a result of recognizing the present value of expected net cash inflows from recoveries on our residential mortgage-backed insured exposure, which exceeded gross losses and LAE recognized for financial guarantee insurance contracts in the quarter.

For the six months ended June 30, 2009, we recorded consolidated net income of $1.6 billion or $7.64 per share, after adjusting for preferred stock dividends of MBIA Insurance Corporation, as compared with a net loss of $706 million or $3.33 per share for the same period of 2008.

Consolidated revenues for the six months ended June 30, 2009 were $2.9 billion compared with $412 million for the same period of 2008. The increase in our consolidated revenues reflects an unrealized gain on insured credit derivatives within our insurance operations in 2009 compared with an unrealized loss in 2008. Additionally, net realized losses from securities sales and losses from the write-down of impaired securities decreased, partially offset by a decrease in net investment income, in 2009 compared with 2008. Consolidated expenses for the six months ended June 30, 2009 were $433 million compared with $1.2 billion for the same period of 2008. The decrease in our consolidated expenses resulted from a decrease in interest expense due to the decline in outstanding debt within our investment management services operations over the last several quarters and recoveries on our residential mortgage-backed insured exposures recorded in loss and LAE in the second quarter of 2009.

Our consolidated book value (total shareholders’ equity) was $2.8 billion as of June 30, 2009, increasing from $1.0 billion as of December 31, 2008. Our consolidated book value per share as of June 30, 2009 was $13.38 reflecting an increase from $4.92 as of December 31, 2008.

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

The Company also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends SFAS 115 and SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” as of the second quarter of 2009. Upon the adoption of FAS 115-2, the Company recorded a cumulative-effect adjustment to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The cumulative effect adjustment resulted in an increase in retained earnings of $86 million and an increase in accumulated other comprehensive loss of $56 million, net of deferred taxes of $30 million. Refer to “Note 7: Investment Income and Gains and Losses” for further information on the Company’s investment securities and other-than-temporary impairments.

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

Effective with the adoption of SFAS 163 beginning January 1, 2009, the Company no longer recognizes an unallocated loss reserve for losses that have occurred or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations. Therefore, the Company’s loss and LAE reserves as of June 30, 2009 only represent case basis reserves established in accordance with SFAS 163 and accruals for LAE incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under an insurance contract, net of potential recoveries and discounted using a current risk-free interest rate, on insured obligations that have defaulted or are expected to default when this amount exceeds unearned premium revenue. Refer to “Note 2: Significant Accounting Policies” and “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a description of the Company’s accounting for insurance losses under SFAS 163 and the impact of the adoption of SFAS 163 on the Company’s financial statements.

In the initial application of SFAS 163, a cumulative-effect adjustment was recognized to beginning retained earnings as of January 1, 2009, which included reducing our unallocated loss reserve of $232 million as of December 31, 2008 to zero or $151 million on an after-tax basis. As of June 30, 2009, the Company reported total loss and LAE reserves, net of reinsurance, of $1.2 billion, representing 0.12% of its outstanding non-derivative net debt service insured of $1.0 trillion. We believe that these reserves are adequate to cover ultimate net losses. Given that the reserves are based on estimates and assumptions, there can be no assurance that ultimate losses will not exceed such estimates resulting in the Company recognizing additional loss and LAE in earnings.

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

In establishing case basis loss reserves, we calculate the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and expected term of such net payments. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of our loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. If the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of June 30, 2009. For example, a higher discount rate would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. However, we believe that the discount rates used represent the most appropriate risk-free rates for present valuing our case basis loss reserves, as these rates are commonly used throughout financial markets.

In the first six months of 2009, additions to case basis reserves, net of reinsurance, totaled $1.3 billion, inclusive of $1.2 billion related to our RMBS exposure. Additions to case basis reserves of $1.3 billion were offset by $1.3 billion of insurance loss recoveries recognized on our RMBS exposure, which principally relate to estimates of potential recoveries resulting from ineligible mortgages included in insured second-lien residential mortgage securitization exposures that are subject to a contractual obligation by sellers/servicers to remove or replace such mortgages. Refer to “Loss and Loss Adjustment Expenses” included in the Results of Operations section herein for further information regarding case basis reserve activity.

RMBS Reserves

In determining the RMBS case basis reserves recorded as of June 30, 2009, which relate to RMBS backed by home equity lines of credit (“HELOCs”) and closed-end second mortgages (“CES”), the Company employed a multi-step process using a database of loan level information which allowed the Company to determine borrower payment status, including delinquencies and charge-offs. The Company relied upon this database to determine the likelihood of a delinquent loan being charged off. The information was then used in conjunction with a proprietary internal cash flow model and a commercially available model to estimate expected ultimate cumulative losses to our insured bonds. The “Current Roll to Loss” approach, described below, was used for estimating expected future defaults for loans that are current (not delinquent).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following are the principal assumptions used with respect to the underlying loans to determine the expected losses on our insured RMBS transactions:

•

We assumed that loans reported as delinquent as of May 31, 2009 would default during the following six months at an assumed default rate based on the number of days that the loan was delinquent at such time (the “Roll Rate Default Methodology”).

•

The Roll Rate Default Methodology involves reviewing on a transaction-specific basis the percentage of 30-59 and 60-89 day delinquent loans that became 90 days delinquent (“Roll to Loss”). Generally, the rates of Roll to Loss are calculated for the previous three months and averaged. The Company made the assumption that 100% of the 90 or more days delinquent loans would result in a loss. The Roll to Loss was then applied to the amounts in the respective delinquency buckets based upon delinquencies as of May 31, 2009 to eliminate all delinquencies as of the current reporting period.

•

For loans that are current (not delinquent), we derived the “Current Roll to Loss” rates by multiplying the percentage of loans in the 30-59 bucket and the Roll to Loss rates for the 30-59 delinquency bucket. We applied this percentage each month going forward to the remaining current pool balance to project future losses. For example, if 10% of the loans in the pool are in the 30-59 delinquency bucket and the transaction’s performance suggests that 30% of those loans will be charged off, the Current Roll to Loss rate for the transaction is 3%. Our model would assume that 3% of the performing loans are charged off every month for the period of elevated losses beyond the next six months.

After the elevated loss period, we assume that the Current Roll to Loss rate will reduce linearly to 25% of its original value over six months (i.e. 3% will linearly reduce to 0.75% over six months). Based upon performance trends and our view of market conditions over the next several years, we further reduced the Current Roll to Loss rate to 0% by early 2014 with the expectation that the performing seasoned loans and an economic recovery will eventually result in loan performance reverting to historically low levels of default.

•

We have run various elevated default period duration scenarios when determining loss reserves. Our increased loss expectations for the second quarter of 2009 resulted from the combination of higher delinquent loans in the pipeline and the anticipation that the elevated loss period will extend to at least early 2010.

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

In the second quarter of 2009, the Company revised expected net cash inflows based on an increasing likelihood of potential recoveries related to ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace ineligible mortgage loans. Our updated recovery outlook was principally based on the following factors:

1.	The strength of our existing contract claims related to ineligible loan substitution/repurchase obligations;

2.	the favorable outcome for MBIA on Defendants’ motion to dismiss in the action captioned, MBIA v. Countrywide Home Loans, Inc., et al, Index No. 08-602825 (N.Y. Sup. Ct.) where the court allowed MBIA’s fraud claims against the Countrywide defendants to proceed;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

3.	the improvement in the financial strength of issuers due to mergers and acquisitions and/or government assistance, which will facilitate their ability to comply with required loan repurchase/substitution obligations. We are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. As a result, we did not make any significant adjustments to our estimated recoveries with respect to the credit risk of these sponsors (or their successors); and

4.	evidence of loan repurchase/substitution compliance by issuers for put-back requests made by other harmed parties consistent with MBIA’s assertions.

Beginning in the first quarter of 2008, MBIA engaged loan level forensic review consultants to re-underwrite/review a sample of the mortgage loan files underlying MBIA’s HELOC and CES insured transactions. Certain HELOC and CES transactions that exhibited exceptionally poor performance were chosen for a re-underwriting review. Factors MBIA believes to be indicative of this poor performance include (i) a material increase in early and late stage delinquencies; (ii) material increases in charged-off loans; (iii) significant decreases in credit enhancement; and (iv) policy payments. Our forensic loan review determined that there were significant breaches of mortgage loan representations and material deviations from underwriting guidelines. Accordingly, we have determined that thousands of loans were in fact contractually ineligible for inclusion in the securitized trusts insured by MBIA. In turn, MBIA has submitted thousands of ineligible loans for repurchase/substitution to the sponsors or sellers/servicers. The unsatisfactory resolution of these contractual matters in addition to the fraudulent underwriting practices prevalent within certain issuers has led to MBIA engaging in litigation with these issuers seeking the sellers/servicers to repurchase or replace ineligible mortgage loans and specifically perform under its contractual obligation and damages for both breaches of contractual obligations and fraud. MBIA’s forensic examination of loan repurchase/substitution requirements for various issuers remains ongoing.

In the second quarter of 2009, MBIA recognized estimated recoveries of $1.1 billion related to reviewed transactions. Additionally, the estimated recoveries are transaction specific and based upon contractual breaches for loans which have been deemed ineligible and either put back to the originators or sellers/servicers or where analysis has been completed and put-back notices are pending. These estimated recoveries rely upon identified breaches of representations and warranties in specific transactions that MBIA has already discovered as a result of actual loan file examinations for 23,765 defaulted mortgage loans, which represent approximately 27% of the total number of delinquent or defaulted mortgage loans out of a total aggregate 496,917 loans in 24 insured second-lien mortgage loan securitizations. The aggregate loan population includes current, delinquent and charged-off loans. Estimated recoveries for these 24 transactions of $1.1 billion is based on only those loans that were examined which had substantiated breaches, and does not include any extrapolation of results from the actual loan file examinations to the remaining mortgages in the loan pool. Expected cash inflows from potential recoveries are forecasted to be recovered in 2012 for all transactions and discounted using the aforementioned risk-free rate of 1.625%. We considered all relevant facts and circumstances, including the factors described above, in developing our assumptions on expected cash inflows, probability of potential recoveries and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented as facts and circumstances change and relevant information is available, including additional information on the mortgage loan pools. We have utilized the results of the above described loan file examinations to make demands for loan repurchases from originators and services or their successors and, in certain instances, as a part of the basis for litigation filings.

We will continue to assess the level of expected recoveries as we complete additional forensic reviews on additional loans and progress through the litigation proceedings that are ongoing at this time. As a result of additional loan reviews and the progression of litigation proceedings, our estimate of recoveries could change materially in the future. However, the amount of such additional recoveries cannot be estimated at this time.

Valuation of Financial Instruments

Fair value is defined as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a measurement date. The degree of judgment used to determine the fair values of financial instruments generally correlates to the degree of pricing observability. Financial instruments in liquid markets with readily available and actively quoted prices, or with such prices for comparable instruments usually have the most pricing observability. Financial instruments rarely traded or not quoted have less observability and are usually measured by valuation models that require judgment. Pricing observability is affected by type of financial instrument, whether the instrument is well established in the market, by characteristics unique to individual transactions and by overall market conditions.

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

Assets with fair values derived from broker quotes or pricing services can be classified within Level 1, 2 or 3 of the SFAS 157 fair value hierarchy, depending on the observability of inputs. Typically we receive one broker quote or pricing service value for each instrument, which represents a non-binding indication of value. We review the assumptions, inputs and methodologies used by pricing services to obtain reasonable assurance that the prices used in our valuations reflect fair value and as a basis for classification within the three levels of the SFAS 157 fair value hierarchy. For example, broker quoted prices are classified as Level 3 if we consider the inputs used not to be market-based and observable. Pricing service data is received monthly and quarterly, and we use a variety of methods to analyze the reasonableness of these third-party valuations, including comparisons to similar quality and maturity assets, internal modeling of implied credit spreads by sector and quality, comparison to published spread estimates, and assessment relative to comparable dealer offerings or any actual transactions from a recent time period. When we believe a third-party quotation differs significantly from our internal value, whether higher or lower, we review our data or assumptions with the provider. The price provider may subsequently provide an updated price. We do not make any internal adjustments to prices provided by a broker or pricing service.

While we review third-party prices for reasonableness, we are not the source for any of the inputs or assumptions used in developing those prices. Additionally, we do not have access to the specific models used by the third-party price providers. As a result, we cannot provide the potential impact of reasonably likely changes in inputs and assumptions used in these models. Consequently, we are unable to determine if such reasonably likely changes in inputs and assumptions would have a material impact on our financial condition or results of operations.

Financial assets recorded on the Company’s consolidated balance sheet at fair value as of June 30, 2009 and December 31, 2008 totaled $15.1 billion and $17.9 billion, respectively, of which $12.7 billion and $16.3 billion, respectively, were valued using pricing services or broker quotes. The following tables present the type, amount and fair value hierarchy classification for financial assets for which pricing services or broker quotes were used by the Company in determining fair value as of June 30, 2009 and December 31, 2008:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Fair Value Measurements at Reporting Date Using

In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)(2)	Balance as of June 30, 2009
Assets
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$708	$117	$6	$831
Foreign governments	289	229	70	588
Corporate obligations	-	2,800	290	3,090
Mortgage-backed securities
Residential mortgage-backed agency	-	1,271	98	1,369
Residential mortgage-backed non-agency	-	605	117	722
Commercial mortgage-backed	-	2	29	31
Asset-backed securities
Collateralized debt obligations	-	-	384	384
Other asset-backed	-	480	329	809

Total	997	5,504	1,323	7,824
State and municipal bonds
Tax exempt bonds	-	2,674	-	2,674
Taxable bonds	-	439	44	483

Total state and municipal bonds	-	3,113	44	3,157
Total fixed-maturity investments	997	8,617	1,367	10,981
Other investments:
Perpetual preferred securities	-	274	44	318
Other investments	5	117	-	122
Money market securities	1,237	-	-	1,237

Total other investments	1,242	391	44	1,677
Derivative assets	-	-	61	61

Total assets	$2,239	$9,008	$1,471	$12,717

     (1) - Assets measured using pricing services.

     (2) - Assets measured using broker quotes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)(2)	Balance as of December 31, 2008
Assets:
Investments:
Fixed-maturity investments:
Taxable bonds:
U.S. Treasury and government agency	$1,042	$194	$-	$1,236
Foreign governments	369	335	104	808
Corporate obligations	-	2,775	598	3,373
Mortgage-backed securities
Residential mortgage-backed agency	-	1,217	156	1,373
Residential mortgage-backed non-agency	-	630	397	1,027
Commercial mortgage-backed	-	14	37	51
Asset-backed securities
Collateralized debt obligations	-	-	553	553
Other asset-backed	-	444	273	717

Total	1,411	5,609	2,118	9,138
State and municipal bonds
Tax exempt bonds	-	3,011	-	3,011
Taxable bonds	-	380	46	426

Total state and municipal bonds	-	3,391	46	3,437
Total fixed-maturity investments	1,411	9,000	2,164	12,575
Other investments:
Perpetual preferred securities	-	273	45	318
Other investments	23	42	49	114
Money market securities	3,234	-	-	3,234

Total other investments	3,257	315	94	3,666
Derivative assets	-	-	60	60

Total assets	$4,668	$9,315	$2,318	$16,301

     (1) - Assets measured using pricing services.

     (2) - Assets measured using broker quotes.

The Company monitors investments in which fair value is less than amortized cost in order to assess if declines in value are other-than-temporary and should therefore be reflected as a realized loss in net income. Such assessments include identifying the cause, duration and extent of the decline and whether we have the intent to sell the investment, or if it is more likely than not we will be required to sell the investment before recovery. It also includes judgment as to whether an investment is impaired based on market conditions and trends and the availability of relevant data. For additional information about our investment portfolios, refer to “Investments” within the “Liquidity” section included herein.

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

The following table presents the type, amount and fair value hierarchy classification for financial liabilities for which pricing services or broker quotes were used by the Company in determining fair value as of June 30, 2009 and December 31, 2008:

	Fair Value Measurements at Reporting Date Using

In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Counterparty and Cash Collateral Netting	Balance as of June 30, 2009
Liabilities:
Derivative liabilities	$-	$-	$40	$-	$40

Total liabilities	$-	$-	$40	$-	$40

(1) - Liabilities measured using broker quotes.

	Fair Value Measurements at Reporting Date Using

In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2008
Liabilities:
Derivative liabilities	$-	$-	$90	$-	$90

Total liabilities	$-	$-	$90	$-	$90

(1) - Liabilities measured using broker quotes.

3. Derivatives

MBIA has entered into derivative transactions both within its financial guarantee insurance business and in hedging risks associated with its assets and liabilities. Credit default swap (“CDS”) contracts are also used in the investment management services operations to replicate investments in cash assets consistent with the risk tolerance and criteria for this business. We account for derivative transactions in accordance with SFAS 133, which requires that all such transactions be recorded on the Company’s consolidated balance sheet at fair value. The fair value of derivative instruments is determined as the amount that would be received to sell the derivative when in an asset position (when the Company would be owed money under the derivative in a termination) or transfer the derivative when in a liability position (when the Company would owe money under the derivative in a termination). Changes in the fair value of derivatives, exclusive of insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange” or in shareholders’ equity within “Accumulated other comprehensive income (loss)” depending on whether the derivative is designated as a hedge, and if so designated, the type of hedge.

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

Description of MBIA’s Insured Credit Derivatives

The majority of MBIA’s insured credit derivatives reference structured pools of cash securities and CDSs. We generally insured the most senior liabilities of such transactions, and at transaction closing our exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies (referred to as “Super Triple-A” exposure). The gross notional amount of such transactions totaled $133.6 billion as of June 30, 2009. The collateral backing our insured derivatives was cash securities and CDSs referencing primarily corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, commercial real estate (“CRE”) loans, and CDO securities.

Most of MBIA’s insured CDS contracts require that MBIA make payments for losses of the principal outstanding under the contracts when losses on the underlying referenced collateral exceed a predetermined deductible. The total notional amount and MBIA’s maximum payment obligation under these contracts as of June 30, 2009 was $79.1 billion. The underlying referenced collateral for contracts executed in this manner largely consist of investment grade corporate debt, structured commercial mortgage-backed securities (“CMBS”) pools and, to a lesser extent, corporate and multi-sector CDOs (in CDO-squared transactions).

We also have guarantees under principal protection fund programs, which are also accounted for as derivatives. Under these programs we guaranteed the return of principal to investors and are protected by a daily portfolio rebalancing obligation that is designed to minimize the risk of loss to MBIA. As of June 30, 2009, the maximum amount of future payments that the Company would be required to make under these guarantees was $49 million, but we have not made any payments to date relating to these guarantees. The unrealized gains (losses) on these derivatives for the years ended 2007 and 2008 and the six months ended June 30, 2009 were $0, reflecting the extremely remote likelihood that MBIA will incur a loss.

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

MBIA’s insured CDS contracts do not contain typical CDS market standard features as they have been designed to replicate our financial guarantee insurance policies. At inception of the transactions, our insured CDS instruments provided protection on pools of securities or CDSs with either a stated deductible or subordination beneath the MBIA-insured tranche. We are not required to post collateral in any circumstances. Payment by MBIA under an insured CDS is due after the aggregate amount of defaults on the underlying reference obligations, based on a fair value determination with respect to each defaulted reference obligation, exceed the deductible or subordination in the transaction. Once such defaults exceed the deductible or the subordination MBIA is obligated to pay the fair value, as determined under the ISDA contract, of any subsequent reference obligations that default. Some contracts also provide for further deferrals of payment at our option. In the event of MBIA Corp.’s failure to pay a claim under the insured CDS or the insolvency of MBIA, the insured CDS contract provides that the counterparty can terminate the CDS and make a claim for the amount due, which would be based on the fair value of the insured CDS at such time. An additional difference between our CDS and typical market standard contracts is that our contract, like our financial guarantee contracts, cannot be accelerated by the counterparty in the ordinary course of business. Similar to our financial guarantee insurance, all insured CDS policies are unconditional and irrevocable and our obligations thereunder cannot be transferred unless the transferees are also licensed to write financial guarantee insurance policies. Note that since insured CDS contracts are accounted for as derivatives under SFAS 133, the Company did not defer the charges associated with underwriting the CDS policies and they were expensed at origination.

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

Valuation Modeling of MBIA-Insured Derivatives

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

1. Valuation Model Overview

Approximately 99.3% of the balance sheet fair value of insured credit derivatives as of June 30, 2009 is valued using the BET model, which is a probabilistic approach to calculating expected loss on our exposure based on market variables for underlying referenced collateral. The BET was originally developed by Moody’s to estimate a probability distribution of losses on a diverse pool of assets. We have made modifications to this technique in an effort to incorporate more market information and provide more flexibility in handling pools of dissimilar assets: a) we use market credit spreads to determine default probability instead of using historical loss experience, and b) for collateral pools where the spread distribution is characterized by extremes, we model each segment of the pool individually instead of using an overall pool average.

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

2. Model Strengths and Weaknesses

The primary strengths of this CDS valuation model are:

1)	The model takes account of transaction structure and key drivers of market value. The transaction structure includes par insured, weighted average life, level of deductible or subordination and composition of collateral.

2)	The model is a well-documented, consistent approach to marking positions that minimizes the level of subjectivity. Model structure, inputs and operation are well documented both by Moody’s and by MBIA’s internal controls, creating a strong controls process in execution of the model. We have also developed a hierarchy for usage of various market-based spread inputs that reduces the level of subjectivity, especially during periods of high illiquidity.

3)	The model uses market inputs with the most relevant being credit spreads for underlying referenced collateral, assumed recovery rates specific to the type and rating of referenced collateral, and the diversity score of the entire collateral pool. These are key parameters affecting the fair value of the transaction and all inputs are market-based whenever available and reliable.

The primary weaknesses of this CDS valuation model are:

1)	There is no longer a market in which to test and verify the fair values generated by our model, and at June 30, 2009, the model inputs were also either unobservable or highly illiquid, adversely impacting their reliability.

2)	There are diverse approaches to estimating fair value of such transactions among other financial guarantee insurance companies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

3)	Results may be affected by averaging of spreads and use of a single diversity factor, rather than using specific spreads for each piece of underlying collateral and collateral-specific correlation assumptions. While more specific data could improve the reliability of the results, it is not currently available and neither is a model that could produce more reliable results in the absence of that data.

3. Model Inputs

Specific detail regarding these model inputs are listed below:

a. Credit spreads

The average spread of collateral is a key input as we assume credit spreads reflect the market’s assessment of default probability for each piece of collateral. Spreads are obtained from market data sources published by third parties (e.g. dealer spread tables for assets most closely resembling collateral within our transactions) as well as collateral-specific spreads on the underlying reference obligations provided by trustees or market sources. Also, when these sources are not available, we benchmark spreads for collateral against market spreads, including in some cases, assumed relationships between the two spreads. This data is reviewed on an ongoing basis for reasonableness and applicability to our derivative portfolio. We also calculate spreads based on quoted prices and on internal assumptions about expected life, when pricing information is available and spread information is not.

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

As of June 30, 2009, actual collateral credit spreads were used in one transaction. Sector-specific spreads were used in 19% of the transactions. Corporate spreads were used in 29% of the transactions and spreads benchmarked from the most relevant spread source (number 4 above) were used for 52% of the transactions. When determining the percentages above, there were some transactions where MBIA incorporated multiple levels within the hierarchy. For example, for some transactions MBIA used actual collateral-specific credit spreads (number 1 above) in combination with a calculated spread based on an assumed relationship (number 4 above). In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source (number 4 above) even though the majority of the average spread was from actual collateral-specific spreads. The spread source can also be identified by whether or not it is based on collateral WARF. No Level 1 spreads are based on WARF, all Level 2 and 3 spreads are based on WARF and some Level 4 spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spread was used for 94% of the transactions.

In the second quarter of 2009, a reliable source of current credit spreads for RMBS and ABS CDO collateral was not identified as the previous sources stopped publishing this information. These spreads are primarily used as inputs for valuing our insured multi-sector CDO transactions. As a result, we used the spreads reported at the end of the first quarter of 2009 to calculate the estimated fair value of these transactions. We believe this is a reasonable estimate because credit trends and market conditions did not change significantly during the second quarter of 2009 and the BET model is not very sensitive to changes in credit spreads for these transactions when spreads are at extreme levels. We are exploring alternative valuation models for these transactions that do not require a credit spread input, which may be used in future periods.

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

c. Recovery Rate

The recovery rate represents the percentage of par expected to be recovered after an asset defaults, indicating the severity of a potential loss. MBIA generally uses rating agency recovery assumptions which may be adjusted to account for differences between the characteristics and performance of the collateral used by the rating agencies and the actual collateral in MBIA-insured transactions. We may also adjust rating agency assumptions based on the performance of the collateral manager and on empirical market data. In the first six months of 2009, we lowered recovery rates for CMBS collateral and certain RMBS collateral.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

d. Input Adjustments for Insured CMBS Derivatives in the Current Market

Approximately $46.7 billion gross par of MBIA’s insured derivative transactions as of June 30, 2009 include substantial amounts of CMBS and commercial mortgage collateral. Prior to 2008 we had used spreads drawn from CMBX indices and CMBS spread tables as pricing input on the underlying referenced collateral in these transactions. In 2008, as the financial markets became illiquid, we observed a significant disconnect between cumulative loss expectations of market analysts on underlying commercial mortgages and loss expectations implied by the CMBX indices and CMBS spread tables. CMBS collateral in MBIA’s insured credit derivatives has performed in line with the market.

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

e. Nonperformance Risk

In compliance with the requirements of SFAS 157, our valuation methodology for insured credit derivative liabilities incorporates the Company’s own nonperformance risk and the nonperformance risk of its reinsurers. We calculate the fair value by discounting the market value loss estimated through the BET model at discount rates which include MBIA Corp.’s and the reinsurers’ CDS spreads at June 30, 2009. Prior to the second quarter of 2009, MBIA used the 5-year CDS spread on MBIA Corp. to calculate nonperformance risk. This assumption was compatible with the average life of the CDS portfolio, which was approximately 5 years. In the second quarter of 2009, we have refined this approach to include a full term structure for CDS spreads. Under the refined approach, the CDS spreads assigned to each deal are based on the weighted average life of the deal. The use of CDS spreads based on the weighted average life of deals resulted in an increase of $333 million in our derivative liability compared to the liability that would have resulted if we had continued to use MBIA’s 5-year CDS spread for all transactions.

In light of recent developments in the CDS and recovery derivative markets for MBIA, in the first six months of 2009, we limited the effective spread on CDS on MBIA so that the derivative liability, after giving effect to nonperformance risk, could not be lower than MBIA’s recovery derivative price multiplied by the unadjusted derivative liability. In the second quarter of 2009, the limitation caused by the use of MBIA’s recovery rate increased the derivative liability by $1.0 billion compared to the amount that would have resulted if no limitation had been applied.

In aggregate, the nonperformance calculation results in a pre-tax derivative liability which is $14.0 billion lower than the liability that would have been estimated if we did not include nonperformance risk in our valuation. Nonperformance risk is a fair value concept and does not contradict the Company’s internal view, based on fundamental credit analysis of our economic condition, that the Company will be able to pay all claims when due.

The Company believes that it is important to consistently apply its valuation techniques. However, we may consider making changes in the valuation technique if the change results in a measurement that is equally or more representative of fair value under current circumstances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fair Value Hierarchy – Level 3

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Instruments that trade infrequently and therefore have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value. The following table presents the fair values of assets and liabilities recorded on our consolidated balance sheet that are classified as Level 3 within the fair value hierarchy as of June 30, 2009 and December 31, 2008, along with a brief description of the valuation technique for each type of asset and liability:

In millions	June 30, 2009	Valuation Technique
Investments:

U.S. Treasury and government agency	$6	Quoted prices for which the inputs are unobservable

Foreign governments	70	Quoted prices for which the inputs are unobservable

Corporate obligations	371	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Mortgage-backed securities

Residential mortgage-backed agency	98	Quoted prices for which the inputs are unobservable

Residential mortgage-backed non-agency	252	Quoted prices for which the inputs are unobservable

Commercial mortgage-backed	37	Quoted prices for which the inputs are unobservable

Asset-backed securities

Collateralized debt obligations	585	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Other asset-backed	389	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

State and municipal bonds

Tax exempt bonds	74	Quoted prices for which the inputs are unobservable

Taxable bonds	44	Quoted prices for which the inputs are unobservable

Perpetual preferred securities	44	Quoted prices for which the inputs are unobservable

Other investments	25	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative assets	746	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 assets at fair value	$2,741

Medium-term notes	122	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Derivative liabilities	4,137	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 liabilities at fair value	$4,259

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In millions	December 31, 2008	Valuation Technique
Investments:

U.S. Treasury and government agency	$32	Quoted prices for which the inputs are unobservable

Foreign governments	130	Quoted prices for which the inputs are unobservable

Corporate obligations	587	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Mortgage-backed securities

Residential mortgage-backed agency	156	Quoted prices for which the inputs are unobservable

Residential mortgage-backed non-agency	397	Quoted prices for which the inputs are unobservable

Commercial mortgage-backed	37	Quoted prices for which the inputs are unobservable

Asset-backed securities

Collateralized debt obligations	918	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Other asset-backed	540	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

State and municipal bonds

Tax exempt bonds	49	Quoted prices for which the inputs are unobservable

Taxable bonds	46	Quoted prices for which the inputs are unobservable

Perpetual preferred securities	45	Quoted prices for which the inputs are unobservable

Other investments	58	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs
Derivative assets	807	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 assets at fair value	$3,802

Medium-term notes	$176	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Derivative liabilities	6,305	Quoted prices for which the inputs are unobservable or valuation models with significant unobservable inputs

Total Level 3 liabilities at fair value	$6,481

Level 3 assets were $2.7 billion and $3.8 billion as of June 30, 2009 and December 31, 2008, respectively, and represented approximately 18% and 21% of total assets measured at fair value, respectively. Level 3 liabilities were $4.3 billion and $6.5 billion as of June 30, 2009 and December 31, 2008, respectively, and represented approximately 98% and 97% of total liabilities measured at fair value, respectively.

Transfers into and out of Level 3 were $57 million and $323 million for the six months ended June 30, 2009, respectively. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, yield curves observable at commonly quoted intervals, and market corroborated inputs. Foreign governments and corporate obligations comprised the majority of the transferred instruments. For the six months ended June 30, 2009, the net unrealized gains related to the transfers into Level 3 was $15 million and the net unrealized gains related to the transfers out of Level 3 was $31 million.

Transfers into and out of Level 3 were $769 million and $857 million for the six months ended June 30, 2008, respectively. These transfers were principally for available-for-sale securities where inputs, which are significant to their valuation, became observable or unobservable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations, CMBS and CDOs comprised the majority of the transferred instruments. For the six months ended June 30, 2008, the net unrealized losses related to the transfers into Level 3 was $35 million and the net unrealized losses related to the transfers out of Level 3 was $43 million.

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

With respect to insured credit derivatives, we use a fair value validation process. We review the model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads are observable for similar transactions, those spreads are an integral part of the analysis. For example, new insured transactions that resemble existing (previously insured) transactions would be considered, as would negotiated settlements of existing transactions. However, there have been no new insured transactions in recent periods. There were several insured CDS transactions that MBIA commuted or were terminated during the second quarter of 2009. In those cases, MBIA did not make any payment to the counterparties. As a result, the termination amounts were lower than our derivative liability. However, we did not use these transactions to adjust the valuation of other insured derivatives because we determined that there were unique characteristics to the terminated transactions that did not apply to the remaining portfolio. As a result of very limited observable activity, our recent reviews have focused more on internal consistency and relativity, as well as the reasonableness of modeled results given current market conditions.

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

Deferred Income Taxes

As of June 30, 2009, we reported a net deferred tax asset of $1.3 billion primarily related to the unrealized losses recorded on the Company’s derivative and investment portfolios. With respect to temporary differences related to insured CDS contracts, on a pre-tax basis, the Company estimates that it is more likely than not the entire amount of such benefit will be utilized in future periods as an offset to ordinary income and has not established a valuation allowance. However, since the federal income tax treatment for CDS contracts is an unsettled area of tax law, in the event that the Internal Revenue Service has a different view than the Company, such that insured CDS losses are considered capital losses, the Company would be required to establish a valuation allowance against substantially all of the deferred tax asset related to these losses. With respect to realized capital losses on the disposal and impairment of investments in the asset/liability products segment’s investment portfolio, the Company established a valuation allowance of $412 million as of June 30, 2009, which is included in the net deferred tax asset of $1.3 billion. Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for additional information about the Company’s deferred income taxes.

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

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following tables present a summary of our consolidated financial results for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
In millions (except per share amounts)	2009	2008

Total revenues	$992	$3,355
Total expenses	(511)	420

Pre-tax income (loss)	1,503	2,935
Provision (benefit) for income taxes	605	1,235

Net income (loss)	$898	$1,700

Net income (loss) available to common shareholders	$895	$1,700

Net income (loss) per diluted common share	$4.30	$7.14

	Six Months Ended June 30,
In millions (except per share amounts)	2009	2008

Total revenues	$2,921	$412
Total expenses	433	1,176

Pre-tax income (loss)	2,488	(764)
Provision (benefit) for income taxes	889	(58)

Net income (loss)	$1,599	$(706)

Net income (loss) available to common shareholders	$1,591	$(706)

Net income (loss) per diluted common share	$7.64	$(3.33)

The Company recorded net income available to common shareholders for the three months ended June 30, 2009 of $895 million compared with net income available to common shareholders of $1.7 billion for same period of 2008. Net income per diluted common share was $4.30 for the second quarter of 2009 compared with net income per diluted common share of $7.14 for the same period of 2008. Weighted average shares diluted outstanding totaled 208 million in the second quarter of 2009, down 13% from the same period of 2008 as a result of repurchases of stock.

Consolidated revenues for the three months ended June 30, 2009 decreased 70% to $992 million from $3.4 billion for the same period of 2008. The decrease in our consolidated revenues reflects a $2.9 billion reduction in unrealized gains on insured credit derivatives and a $238 million reduction in net investment income. These reductions were partially offset by net gains on securities sales and fewer losses from the write-down of impaired securities in the three months ended June 30, 2009 compared with the same period of 2008.

Consolidated expenses for the three months ended June 30, 2009 were a negative expense of $511 million compared with expense of $420 million for the same period of 2008. The negative expense in 2009 reflects negative loss and LAE of $729 million as a result of recording anticipated recoveries on our residential mortgage-backed insured exposure. Additionally, interest expense decreased $195 million due to the decline in outstanding debt within our investment management services operations over the last several quarters.

The Company recorded net income available to common shareholders for the six months ended June 30, 2009 of $1.6 billion compared with a net loss of $706 million for same period of 2008. Net income per diluted common share was $7.64 for the six months ended June 30, 2009 compared with net loss per diluted common share of $3.33 for the same period of 2008. Weighted average shares diluted outstanding totaled 208 million for the six months ended June 30, 2009, down 2% from the same period of 2008 as a result of repurchases of stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated revenues for the six months ended June 30, 2009 were $2.9 billion compared with $412 million for the same period of 2008. The increase in our consolidated revenues reflects an unrealized gain on insured credit derivatives of $2.0 billion within our insurance operations in 2009 compared with an unrealized loss of $253 million in 2008. Additionally, net realized losses from securities sales and losses from the write-down of impaired securities decreased, partially offset by a decrease in net investment income, in 2009 compared with 2008.

Consolidated expenses for the six months ended June 30, 2009 were $433 million compared with $1.2 billion for the same period of 2008. The decrease in our consolidated expenses resulted from a decrease in interest expense due to the decline in outstanding debt within our investment management services operations over the last several quarters and anticipated recoveries on our residential mortgage-backed insured exposure recorded in loss and LAE in the second quarter of 2009.

Our consolidated book value (total shareholders’ equity) was $2.8 billion as of June 30, 2009, increasing from $1.0 billion as of December 31, 2008. Our consolidated book value per share as of June 30, 2009 was $13.38 reflecting an increase from $4.92 as of December 31, 2008.

U.S. Public Finance Insurance and Structured Finance and International Insurance Operations

As described in the previous “Business Description” section, in the first quarter of 2009 we separated our insurance operations into two segments; U.S. public finance insurance and structured finance and international insurance. However, in order to provide a basis of comparison for the three and six months ended June 30, 2008, we have combined the results of our U.S public finance insurance and structured finance and international insurance segments in the discussions that follow. Where practical, we have provided information about the three and six months ended June 30, 2008 separately for our U.S. public finance insurance segment and our structured finance and international insurance segment. Additionally, the results presented in this section include revenues and expenses from transactions with our investment management services and corporate operations:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,
	2009				2008
In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Net premiums written	$7	$8	$-	$15	$117	-87%
Premiums earned	$133	$81	$(32)	$182	$242	-25%
Net investment income	60	84	-	144	148	-2%
Fees and reimbursements	0	48	(35)	13	2	n/m

Realized gains (losses) and other settlements on insured derivatives	0	32	-	32	34	-6%

Unrealized gains (losses) on insured derivatives	0	424	-	424	3,325	-87%

Net change in fair value of insured derivatives	0	456	-	456	3,359	-87%

Net gains (losses) on financial instruments at fair value and foreign exchange	-	12	-	12	102	-88%
Net realized gains (losses)	7	1	-	8	23	-67%

Investment losses - other-than- temporary impairments	-	(91)	-	(91)	-	-100%

Non-credit related losses on investments not expected to be sold (recognized in accumulated other comprehensive loss)	-	85	-	85	-	100%

Net investment losses - other- than-temporary impairments	-	(6)	-	(6)	-	-100%
Net gains on extinguishment of debt	-	-	-	-	-	0%

Total revenues	200	676	(67)	809	3,876	-79%

Losses and loss adjustment	5	(735)	-	(730)	22	n/m

Amortization of deferred acquisition costs	28	59	(61)	26	23	13%
Operating	21	39	(6)	54	41	30%
Interest	-	53	-	53	47	14%

Total expenses	54	(584)	(67)	(597)	133	n/m

Pre-tax income (loss)	$146	$1,260	$-	$1,406	$3,743	-62%

n/m - Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended June 30,
	2009				2008
In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Net premiums written	$(2)	$(22)	$-	$(24)	$223	-111%
Premiums earned	$283	$201	$(69)	$415	$406	2%
Net investment income	91	191	-	282	301	-6%
Fees and reimbursements	1	90	(67)	24	2	n/m

Realized gains (losses) and other settlements on insured derivatives	0	64	-	64	68	-6%
Unrealized gains (losses) on insured derivatives	0	2,033	-	2,033	(253)	n/m

Net change in fair value of insured derivatives	0	2,097	-	2,097	(185)	n/m

Net gains (losses) on financial instruments at fair value and foreign exchange	-	12	-	12	162	-92%
Net realized gains (losses)	7	9	-	16	42	-62%

Investment losses - other-than- temporary impairments	-	(125)	-	(125)	-	-100%

Non-credit related losses on investments not expected to be sold (recognized in accumulated other comprehensive loss)	-	85	-	85	-	100%

Net investment losses - other- than-temporary impairments	-	(40)	-	(40)	-	-100%
Net gains on extinguishment of debt	-	0	-	-	-	0%

Total revenues	382	2,560	(136)	2,806	728	n/m

Losses and loss adjustment	63	(99)	-	(36)	310	-111%
Amortization of deferred acquisition costs	57	116	(126)	47	39	21%
Operating	28	105	(10)	123	87	40%
Interest	-	108	-	108	93	16%

Total expenses	148	230	(136)	242	529	-54%

Pre-tax income (loss)	$234	$2,330	$-	$2,564	$199	n/m

n/m - Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross premiums written (“GPW”) and net premiums written (“NPW”) on non-derivative financial guarantees for the three and six months ended June 30, 2009 and 2008 are presented in the following tables. GPW represents premiums received or due in the current period on upfront policies and the present value of installment premiums expected to be collected in future periods on policies closed in the current period. GPW also reflects changes in actual or expected installment premium collections for policies written in prior periods. NPW represents gross premiums written net of premiums ceded to reinsurers.

	Three Months Ended June 30,		Percent Change
In millions	2009	2008	2009 vs. 2008
Gross premiums written:
U.S. public finance	$6	$32	-80%
Structured finance and international
U.S.	20	53	-62%
Non-U.S.	(43)	52	n/m

Total structured finance and international	(23)	105	-122%

Total	$(17)	$137	-112%

Net premiums written:
U.S. public finance	$7	$32	-79%
Structured finance and international
U.S.	28	47	-40%
Non-U.S.	(20)	38	n/m

Total structured finance and international	8	85	-90%

Total	$15	$117	-87%

n/m - Percentage change not meaningful.

	Six Months Ended June 30,		Percent Change
In millions	2009	2008	2009 vs. 2008
Gross premiums written:
U.S. public finance	$(2)	$59	-104%
Structured finance and international
U.S.	2	111	-98%
Non-U.S.	(54)	93	n/m

Total structured finance and international	(52)	204	-126%

Total	$(54)	$263	-121%

Net premiums written:
U.S. public finance	$(2)	$56	-104%
Structured finance and international
U.S.	11	97	-89%
Non-U.S.	(33)	70	-147%

Total structured finance and international	(22)	167	-113%

Total	$(24)	$223	-111%

n/m - Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the three and six months ended June 30, 2009, the Company did not write any material U.S. public finance insurance or any structured finance and international insurance. The lack of insurance writings in 2009 in each segment reflects the significant decline in demand for MBIA’s insurance by issuers and investors as a result of the insurance financial strength credit ratings downgrades of MBIA Insurance Corporation by the major rating agencies that occurred in 2008 and 2009, and the ratings assigned to National in 2009. The Company does not expect National to write a material amount of new business prior to an upgrade of its insurance financial strength rating by Moody’s to at least the “A” category and market acceptance that such ratings will be stable or higher in the future. The timing of any such upgrade is uncertain and will depend on a variety of quantitative and qualitative factors used by the rating agencies in their evaluation of National, including the resolution of pending litigation. Similarly, the Company does not expect MBIA Corp. to write a material amount of new business prior to an upgrade of its insurance financial strength credit ratings. The likelihood of an upgrade of MBIA Corp.’s insurance financial strength ratings to required levels in the near future is low given its significant exposure to mortgage-related risks, as well as a degradation in other qualitative factors such as its financial flexibility and business franchise value which are considered by the rating agencies in their ratings evaluation process. The amounts presented in the preceding table represent adjustments to premiums on installment policies closed in prior periods due to changes in the expected term of such policies.

Net premiums earned on non-derivative financial guarantees for the three and six months ended June 30, 2009 and 2008 are presented in the following tables. Net premiums earned include scheduled premium earnings and premium earnings from refunded issues.

	Three Months Ended June 30,		Percent Change
In millions	2009	2008	2009 vs. 2008
Net premiums earned:
U.S. public finance	$133	$144	-7%
Structured finance and international
U.S.	45	48	-6%
Non-U.S.	36	50	-28%

Total structured finance and international	81	98	-17%

Total	$214	$242	-12%

	Six Months Ended June 30,		Percent Change
In millions	2009	2008	2009 vs. 2008
Net premiums earned:
U.S. public finance	$283	$212	33%
Structured finance and international
U.S.	87	97	-10%
Non-U.S.	114	97	17%

Total structured finance and international	201	194	3%

Total	$484	$406	19%

U.S. public finance net premiums earned of $133 million for the three months ended June 30, 2009 decreased 7% compared with the same period in 2008. The decrease was primarily due to a $55 million or 65% decline in refunded premiums earned in the second quarter of 2009 compared with the same period of 2008. The decrease is consistent with the overall decline in refundings experienced in the municipal market during 2009. However, the decrease was partially offset by an increase in scheduled premiums earned of $44 million or 73% due to premium earnings on policies assumed from FGIC in the third quarter of 2008. U.S. public finance net premiums earned of $283 million for the six months ended June 30, 2009, increased 33% compared with the same period of 2008. The increase was primarily due to premium earnings on policies assumed from FGIC offset by a decrease in refunding activity of $25 million from the same period in 2008. Structured finance and international net premiums earned of $81 million for the three months ended June 30, 2009 decreased 17% compared with the same period in 2008. The decrease was primarily due to a reduction in structured finance premiums related to applying the earnings methodology prescribed by SFAS 163. For the six months ended June 30, 2009 structured finance and international net premiums earned of $201 million increased 3% compared with the same period in 2008 as a result of the recognition of $45 million of premiums related to the termination of MBIA’s remaining Eurotunnel exposure, partially offset by a reduction in structured finance premiums related to applying the earnings methodology prescribed by SFAS 163.

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

The following table presents the credit quality distribution of MBIA’s outstanding net par insured as of June 30, 2009 and 2008. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an MBIA equivalent rating is used.

In millions	June 30, 2009		June 30, 2008

	Net Par Outstanding		Net Par Outstanding

Rating	Amount	%	Amount	%
U.S. public finance:
AAA	$19,295	3.6%	$10,182	2.6%
AA	245,718	45.7%	172,853	43.9%
A	219,290	40.8%	160,598	40.8%
BBB	50,471	9.4%	46,885	11.9%
Below investment grade	2,684	0.5%	2,965	0.8%

Total	$537,458	100.0%	$393,483	100.0%

Structured finance and international:
AAA	$109,461	50.5%	$133,979	53.4%
AA	16,359	7.6%	22,543	9.0%
A	25,777	11.9%	27,322	10.9%
BBB	38,808	17.9%	57,346	22.9%
Below investment grade	26,210	12.1%	9,558	3.8%

Total	$216,615	100.0%	$250,748	100.0%

As of June 30, 2009, total U.S. public finance net par outstanding rated A or above, before giving effect to MBIA’s guarantee, was 90% compared with 87% as of June 30, 2008. The increase reflects the addition of a significant amount of par assumed from FGIC in the third quarter of 2008, which comprised high-quality domestic public finance exposure. As of June 30, 2009 and June 30, 2008, net par outstanding rated below investment grade was less than 1%.

As of June 30, 2009, total structured finance and international net par outstanding rated A or above, before giving effect to MBIA’s guarantee, was 70% compared with 73% as of June 30, 2008. Additionally, 12% of net par outstanding was rated below investment grade as of June 30, 2009 compared with 4% as of June 30, 2008. Adverse changes in the ratings of our structured finance and international net par outstanding was principally a result of ratings downgrades on our mortgage-related exposure.

INVESTMENT INCOME Net investment income in our insurance operations for the three and six months ended June 30, 2009 and 2008 and ending investment asset balances at amortized cost as of June 30, 2009 and December 31, 2008 are presented in the following tables:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,
In millions	2009				2008

Net Investment Income	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Core net investment income	$60	$58	$-	$118	$137	-14%
VIE investment income	-	26	-	26	11	134%

Pre-tax investment income	$60	$84	$-	$144	$148	-2%
After-tax investment income	$48	$56	$-	$104	$118	-12%

	Six Months Ended June 30,
In millions	2009				2008

Net Investment Income	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Core net investment income	$91	$144	$-	$235	$273	-14%
VIE investment income	-	47	-	47	28	66%

Pre-tax investment income	$91	$191	$-	$282	$301	-6%
After-tax investment income	$73	$130	$-	$203	$239	-15%

In millions	June 30, 2009					December 31, 2008

Investments at Amortized Cost	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Pre-tax yield(1)	Insurance Operations	Pre-tax yield(1)
Fixed-income securities:
Tax-exempt	$2,623	$142	$-	$2,765	4.53%	$3,157	4.49%
Taxable	1,933	1,345	-	3,278	8.19%	3,454	5.69%
Short-term	548	1,500	-	2,048	1.05%	1,542	2.16%

Total fixed-income	5,104	2,987	-	8,091	5.13%	8,153	4.56%

Other	-	2,800	-	2,800		1,895

Ending asset balances at amortized cost	$5,104	$5,787	$-	$10,891		$10,048

Cash and cash equivalents	$31	$183	$-	$214		$1,069

(1) - Estimated yield-to-maturity.

For the three and six months ended June 30, 2009, our U.S. public finance insurance investment portfolio generated $60 million and $91 million, respectively, of pre-tax net investment income, excluding net realized gains and losses. Invested assets in this segment were principally funded by capital contributions to National and the assumption of U.S. public finance premiums from MBIA Corp., including those premiums assigned under the reinsurance agreement with FGIC on February 17, 2009. Additionally, National entered into simultaneous repurchase and reverse repurchase agreements with our asset/liability products segment, which provides yield enhancement to our U.S. public finance insurance investment portfolio as a result of increased net interest earnings from these collective agreements. As of June 30, 2009, the notional amount utilized under these agreements was $1.7 billion.

For the three and six months ended June 30, 2009, our structured finance and international insurance investment portfolio generated $84 million and $191 million, respectively, of pre-tax net investment income, excluding net realized gains and losses. Invested assets in this segment were adversely impacted by dividends from MBIA Corp. to MBIA Inc. and the cession of MBIA Corp.’s U.S. public finance business to National on February 17, 2009. Additionally, MBIA Corp. entered into a repurchase agreement with our asset/liability products segment for which interest income on this secured lending arrangement is included in our structured finance and international insurance net investment income. As of June 30, 2009, the amount loaned to our asset/liability products segment under this agreement totaled $2.0 billion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our combined insurance pre-tax net investment income, excluding net realized gains and losses, decreased 2% to $144 million from $148 million for the three months ended June 30, 2009. For the first six months of 2009, combined insurance pre-tax net investment income, excluding net realized gains and losses, decreased 6% to $282 million from $301 million for the same period of 2008. The decrease in pre-tax net investment income reflects a decline in average invested assets as a result of loss payments made over the past 12 months and a decline in investment yields as a result of investing in shorter term assets with lower yields. After-tax net investment income decreased 12% and 15% for the three and six months ended June 30, 2009, respectively, compared with the same periods of 2008. The larger decrease in after-tax net investment income resulted from a higher proportion of taxable investments held in the first six months of 2009.

VIE investment income is generated from interest bearing assets held by such entities and supports the payment of interest expense on debt issued by these entities. The increase in VIE interest income primarily resulted from an increase in VIEs consolidated by MBIA Insurance Corporation during the fourth quarter of 2008. Excluding interest income related to VIEs, combined insurance net investment income decreased 14% and 14% on a pre-tax basis and 21% and 22% on an after-tax basis for the three and six months ended June 30, 2009, respectively, compared with the same periods in 2008.

Combined insurance ending assets at amortized cost as of June 30, 2009 increased compared with December 31, 2008 due to a VIE consolidated in the second quarter of 2009. Combined insurance ending asset balances at amortized cost excluding VIE assets were $8.1 billion and $8.2 billion as of June 30, 2009 and December 31, 2008, respectively. Tax-exempt investments represented 34% and 40% of ending asset balances, excluding VIE assets, as of June 30, 2009 and December 31, 2008, respectively.

FEES AND REIMBURSEMENTS For the three months ended June 30, 2009, combined insurance fees and reimbursements were $13 million compared with $2 million for the same period of 2008. The increase principally related to fees collected in connection with the termination of a reinsurance contract. For the six months ended June 30, 2009, combined insurance fees and reimbursements were $24 million compared with $2 million for the same period of 2008. The increase in fees and reimbursements in the six months ended June 30, 2009 also includes an advisory fee on a Latin American infrastructure transaction and an increase in waiver and consent fees related to the ongoing management of our structured finance and international insurance business. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly period to period.

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

Changes in fair value of the insured derivatives are recorded in “Net change in fair value of insured derivatives” in the consolidated statements of operations. The “Realized gains (losses) and other settlements on insured derivatives” include (i) net premiums received and receivable on written CDS contracts, (ii) net premiums paid and payable to reinsurers in respect of CDS contracts, (iii) net amounts received or paid on reinsurance commutations, (iv) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event or settlement agreement, (v) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event or settlement agreement, and (vi) fees relating to CDS contracts. The “Unrealized gains (losses) on insured derivatives” include all other changes in fair value of the derivative contracts. The following tables present the net premiums earned related to derivatives and the components of the net change in fair value of insured derivatives for the three and six months ended June 30, 2009 and 2008:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,

	2009				2008

In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Net Premiums earned on insured derivatives	$-	$32	$-	$32	$34	-6%
Realized gains (losses) on insured derivatives	-	-	-	-	-	0%

Realized gains (losses) and other settlements on insured derivatives	-	32	-	32	34	-6%
Unrealized gains (losses) on insured derivatives	-	424	-	424	3,324	-87%

Net change in fair value of insured derivatives	$-	$456	$-	$456	$3,358	-86%

	Six Months Ended June 30,

	2009				2008

In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Net Premiums earned on insured derivatives	$-	$64	$-	$64	$68	-6%
Realized gains (losses) on insured derivatives	-	-	-	-	-	0%

Realized gains (losses) and other settlements on insured derivatives	-	64	-	64	68	-6%
Unrealized gains (losses) on insured derivatives	-	2,033	-	2,033	(253)	n/m

Net change in fair value of insured derivatives	$-	$2,097	$-	$2,097	$(185)	n/m

n/m - Percentage change not meaningful.

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. As a result, premiums earned related to insured credit derivatives will decrease over time as exposure to such transactions declines.

Unrealized gains on insured derivatives for the three months ended June 30, 2009 were $424 million compared with unrealized gains of $3.3 billion in the same period of 2008. Unrealized gains in the second quarter of 2009 were principally due to favorable credit spreads on corporate collateral, the passage of time and a higher discount rate, partially offset by collateral erosion and credit migration. Unrealized gains in the second quarter of 2009 were also offset by the effects of MBIA’s nonperformance risk. Unrealized gains in the second quarter of 2008 were primarily due to the effects of MBIA’s nonperformance risk on MBIA’s derivative liability. Unrealized gains for the six months ended June 30, 2009 of $2.0 billion were primarily due to tighter spreads on corporate collateral, the passage of time and a higher discount rate. These positive effects were partially offset by collateral erosion, credit migration, and lower recovery rates. The effects of MBIA’s nonperformance risk contributed to unrealized gains for the six months ended June 30, 2009. In the second quarter of 2009 unrealized gains on insured credit derivatives would have been approximately $3.6 billion compared to unrealized losses of $52 million in second quarter of 2008, excluding the effects of MBIA’s and reinsurer’s nonperformance risk. As of June 30, 2009, MBIA Corp.’s one to ten year spread ranged from an upfront spread of 34.75% plus 5% per annum to 64.25% upfront plus 5% per annum compared to a 5-year spread of 40.75% upfront plus 5% per annum as of June 30, 2008. In light of recent developments in the CDS and recovery derivative markets for MBIA, in 2009, we limited the effective spread on CDS on MBIA so that the derivative liability, after giving effect to nonperformance risk, could not be lower than MBIA’s recovery derivative price multiplied by the unadjusted derivative liability. This calculation results in a pre-tax derivative liability which is $14.0 billion lower than the liability that would have been estimated if we did not include nonperformance risk in our valuation. The limitation on the effective CDS spread discussed above makes the derivative liability $1.0 billion higher than if the spread were not so limited.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We estimate that additional credit impairments on insured derivatives for the three months ended June 30, 2009 were $287 million across 8 CDO transactions. Cumulative credit impairments on insured derivatives as of June 30, 2009 were estimated at $2.1 billion across 13 CDO transactions, inclusive of four CDO transactions for which we realized net losses of $558 million through negotiated settlements in 2008. Credit impairments on insured derivatives represent the present values of our estimates of expected future claim payments, which may differ from a transaction’s fair value. Insured derivative contracts have similar terms and conditions to the Company’s non-derivative insurance contracts and are evaluated for credit impairment under the same risk monitoring process. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may not result in a claim payment. In the absence of further credit impairment or the termination of derivatives at a loss, the cumulative unrealized losses recorded from fair valuing insured derivatives should reverse at the maturity of these contracts. Additionally, the Company is not required to post collateral to counterparties of these contracts, thereby avoiding liquidity risks typical of standard credit derivative contracts. Refer to “Note 16: Commitment and Contingencies” in the Notes to Consolidated Financial Statements for information about legal actions commenced by MBIA with respect to certain CDS contracts. The outcome of such legal actions may affect the amount of realized losses ultimately incurred by the Company. During the second quarter of 2009, 9 insured credit derivative transactions, representing $9.4 billion in net par outstanding, either matured or were contractually terminated prior to maturity without payments by MBIA.

Costs associated with mitigating credit impairments on insured derivatives are expensed as incurred and included within “Operating expenses” in our consolidated statements of operations. Such costs totaled $2 million and $665 thousand for the three months ended June 30, 2009 and 2008, and $16 million and $776 thousand for the six months ended June 30, 2009 and 2008, respectively.

The following table estimates the attribution of the unrealized loss for the three months ended June 30, 2009 by sector and does not represent actual losses paid due to each attribute, which were zero:

In millions	Attribute

Sector	Spread Changes	Credit Migration	Collateral Erosion	Recovery Rates	Time to Maturity	Change in Libor	Nonperformance Risk	Other	Total
Multi-sector CDO	$2	$(85)	$(621)	$-	$17	$77	$(51)	$416	$(245)

Multi-sector CDO- squared	(1)	(8)	4	-	(11)	95	(114)	65	30
CRE/CMBS	540	(85)	10	-	194	306	(785)	47	227
Corporate	2,097	(33)	(67)	-	231	153	(1,966)	(25)	390
Other	(3)	-	6	-	39	12	(216)	183	21

Total	$2,635	$(211)	$(668)	$-	$470	$643	$(3,132)	$686	$423

The following table estimates the attribution of the unrealized loss for the six months ended June 30, 2009 by sector and does not represent actual losses paid due to each attribute, which were zero:

In millions	Attribute

Sector	Spread Changes	Credit Migration	Collateral Erosion	Recovery Rates	Time to Maturity	Change in Libor	Nonperformance Risk	Other	Total
Multi-sector CDO	$(23)	$(144)	$(1,075)	$(80)	$26	$85	$1,305	$630	$724

Multi-sector CDO- squared	(2)	(34)	(123)	-	(25)	119	164	56	155
CRE/CMBS	(1,659)	(24)	3	(189)	345	404	1,131	68	79
Corporate	2,141	(281)	(123)	(226)	456	192	(1,391)	161	929
Other	(90)	-	19	-	76	15	(140)	265	145

Total	$367	$(483)	$(1,299)	$(495)	$878	$815	$1,069	$1,180	$2,032

Refer to the preceding “Critical Accounting Estimates” section included herein for further information about the fair values of our insured derivative instruments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET REALIZED GAINS AND LOSSES Combined insurance net realized gains totaled $8 million and $23 million for the three months ended June 30, 2009 and June 30, 2008, respectively. The net realized gains for the three months ended June 30, 2009 were primarily generated from the ongoing management of U.S. public finance related portfolios. In the first six months of 2009, net realized gains in our combined insurance segment were $16 million compared with net realized gains of $42 million for the same period in 2008. The net realized gains for the six months ended June 30, 2009 were primarily generated from the ongoing management of our U.S. public finance insurance and our structured finance and international insurance portfolios.

NET GAINS AND LOSSES ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Combined insurance net gains and losses on financial instruments at fair value and foreign exchange primarily represent foreign exchange gains and losses on the sale of investments and translation of non-functional currency activities. For the three months ended June 30, 2009, net gains on financial instruments at fair value and foreign exchange were $12 million compared with net gains of $102 million in the same period in 2008. For the six months ended June 30, 2009, net gains on financial instruments at fair value and foreign exchange were $12 million compared with net gains of $162 million in the same period in 2008. Net gains for the three and six months ended June 30, 2009 were generated by our structured finance and international insurance segment and were due to foreign exchange gains. Net gains for the three and six months ended June 30, 2008 were largely due to $99 million and $147 million gains, respectively, resulting from the changes in the fair value of a credit facility, which was terminated in the fourth quarter of 2008. Gains on this facility for the three and six months ended June 30, 2008 were due to an increase in the differential between the Company’s CDS spreads and the yield applicable to the facility.

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

Upon adoption of SFAS 163, the Company no longer records an unallocated loss reserve for losses that have occurred or are probable to occur as a result of credit deterioration in the Company’s insured portfolio but which have not yet been specifically identified and applied to specific insured obligations beginning January 1, 2009. Therefore, the Company’s loss and LAE reserves as of June 30, 2009 represent case basis reserves established in accordance with SFAS 163. Case basis reserves represent the Company’s estimate of expected losses on credits that have defaulted or are expected to default.

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for information about the impact of adopting SFAS 163 on the Company’s financial statements. Additionally, a further description of the Company’s loss reserving policy is included in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

The following table presents the components of our total loss and LAE reserves as of June 30, 2009 and 2008, as well as our loss and LAE provision for the six months ended June 30, 2009 and 2008:

	June 30,
	2009			2008

In millions	U.S. Public Finance	Structured Finance and International	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Gross losses and LAE reserves	$206	$1,055	$1,261	$1,111	13%
Reinsurance recoverable on unpaid losses	12	23	35	73	(52%)
Unallocated	-	-	-	220	(100%)

Net losses and LAE reserves	$194	$1,032	$1,226	$1,258	(3%)

Losses and LAE incurred	$63	$(99)	$(36)	$310	(111%)
n/m - Percentage change not meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Losses and LAE incurred in our U.S. public finance insurance segment totaled $63 million for the six months ended June 30, 2009 and primarily related to an affordable housing transaction. Losses and LAE incurred in our structured finance and international insurance segment was a negative expense of $99 million in the first six months of 2009 due to the impact of recording $1.3 billion of estimated recoveries principally in connection with ineligible mortgages in certain insured second-lien RMBS securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the ineligible mortgage loans. These estimated recoveries were mostly offset by additional losses of $1.2 billion largely related to our second-lien RMBS exposure. As a result of the estimated recoveries recorded in our structured finance and international insurance segment, the Company’s combined insurance losses and LAE incurred was a negative expense of $36 million for the six months ended June 30, 2009. Losses on our second-lien RMBS exposure during 2009 continue to be primarily driven by high levels of loans that did not meet eligibility criteria for inclusion in MBIA-insured transactions, improperly serviced loans, and the impact of weakening economic conditions.

Included in the Company’s case basis reserves are both loss reserves for insured obligations for which a payment default has occurred and MBIA has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. As of June 30, 2009, case basis reserves consisted of the following:

$ in millions	Number of Case Basis Issues	Loss Reserve	Net Par Outstanding
U.S. Public Finance
Gross of reinsurance:	7	$196	$236
Issues with defaults	3	10	150

Issues without defaults	10	$206	$386
Total gross U.S. public finance
Net of reinsurance:
Issues with defaults	7	$185	$224
Issues without defaults	3	9	145

Total net U.S. public finance	10	$194	$369
Structured finance and international
Gross of reinsurance:
Issues with defaults	67	$1,010	$14,021
Issues without defaults	7	45	664

Total gross structured finance and international	74	$1,055	$14,685
Net of reinsurance:
Issues with defaults	67	$990	$13,610
Issues without defaults	7	42	622

Total net structured finance and international	74	$1,032	$14,232

MBIA may recognize an expected potential recovery based on the present value of expected net cash inflows to be received discounted at the risk-free rate as of the measurement date. Such amounts are reported as “Receivable for insurance loss recoveries” and the corresponding estimated recovery amounts due to reinsurers are included within “Other liabilities” in the Company’s consolidated balance sheets. As of June 30, 2009 and December 31, 2008, receivable for insurance loss recoveries was $1.7 billion and $459 million, respectively. The increase in our receivable for insurance loss recoveries principally resulted from $1.1 billion in expected recoveries resulting from the aforementioned obligations of the sellers/servicers of RMBS transactions to repurchase ineligible loans. As of June 30, 2009 and December 31, 2008, salvage due to reinsurers totaled $32 million and $13 million, respectively. Salvage recoveries are only paid to reinsurers upon receipt of such amounts by MBIA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Structured Finance and International Insurance Losses

Residential Mortgage Exposure

MBIA insures MBS backed by subprime mortgages directly through RMBS securitizations. MBIA also has indirect exposure to subprime mortgages that are included in CDOs, in which MBIA guaranteed the senior most tranche of such transactions. There has been considerable stress and continued deterioration in the subprime mortgage market throughout 2008 and the first six months of 2009 reflected by increased delinquencies and losses, particularly related to subprime mortgage loans originated during 2005, 2006 and 2007. As of June 30, 2009, the Company had $3.9 billion of net par outstanding from direct exposure to subprime mortgages and $5.6 billion of indirect exposure to subprime mortgages in the form of performing collateral within CDOs. Of the $5.6 billion of indirect exposure, $4.3 billion was related to CDOs executed in derivative form. While subprime transactions directly guaranteed by MBIA include collateral consisting of mortgages originated during 2005, 2006, and 2007, given the amount of subordination below MBIA’s insured portion of such transactions available to absorb any losses from collateral defaults, we currently do not expect material ultimate losses on these transactions. As of June 30, 2009, there were no insured direct subprime mortgage transactions with 2005, 2006, or 2007 subprime mortgage collateral appearing on the Company’s Classified List or Caution Lists. However, as of June 30, 2009, we expected losses of $13 million (on a present value basis) on five secondary market multi-sector CDOs with net par outstanding of $160 million that include subprime mortgage exposure and that was reported on our Classified List. Additionally, there were six secondary market multi-sector CDOs with net par outstanding of $192 million that included subprime mortgage exposure and that was reported on our Caution List.

MBIA also insures MBS backed by mortgages that when originally underwritten were deemed to be issued to prime and near prime borrowers, including second-lien residential mortgage securitizations (revolving HELOC loans and CES mortgages). Since the second half of 2007, the performance of our home equity transactions has deteriorated significantly. As of June 30, 2009, MBIA Corp. had established cumulative case basis reserves of $3.6 billion for future payments in connection with these transactions, the balance of which was $946 million as of June 30, 2009. The outstanding reserve of $946 million is net of estimated recoveries on future payments. During the first six months of 2009, the Company paid $1.3 billion in claims, net of reinsurance, on 32 credits in this sector. As of June 30, 2009, net par insured of $13.2 billion remained outstanding on these transactions.

Since the second half of 2008, we have observed an increase in delinquencies and a greater than expected level of losses being realized within the individual transactions of our insured second-lien residential mortgage securitizations. Due to a combination of the overall weakening in the economic environment, servicer performance related issues and relatively few successful loan modifications by the loan servicers, we recorded loss and LAE related to our second-lien residential mortgage exposures of $1.2 billion in the first six months of 2009. This provision primarily reflects additions to previously established reserves on certain deals rather than a material increase in the number of transactions requiring loss reserves. Loss and LAE on these transactions were offset by the establishment of receivables for insurance loss recoveries of $1.3 billion primarily related to loan losses principally associated with ineligible mortgage loans in certain insured second-lien residential mortgage loan securitizations that are subject to a contractual obligation by the sellers/servicers to repurchase or replace the mortgages loans.

The majority of expected recoveries from second-lien RMBS transactions recorded in the first six months of 2009 arise from a forensic review of defaulted mortgage loans in 24 insured second-lien mortgage loan securitizations. The representations and warranties in each insured RMBS securitization contractually obligate the seller to repurchase these ineligible loans at a price equal to their outstanding principal balance plus accrued interest or to replace them with eligible mortgage loans. While the Company believes that these mortgage loans are subject to a repurchase or replacement obligation by the sellers/servicers, successful challenges of such determinations by the sellers/servicers could result in the Company recovering less than the amount of its estimated recoveries. The Company is continuing to review and evaluate additional mortgage loans in its insured RMBS pools and expects that there will be additional mortgages in these or in other transactions that are subject to a repurchase or replacement obligation by the seller/servicer. In addition, recoveries and damages from legal actions that MBIA has filed against certain of the seller-servicers could result in recoveries that are substantially higher than the amount currently recognized as recoveries. Refer to the “Critical Accounting Estimates” section included herein for additional information about assumptions used to estimate recoveries on our RMBS exposure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In October 2008, MBIA Corp. filed lawsuits against two mortgage loan seller/servicers alleging, among other things, misrepresentations concerning the quality of loans made by these seller/servicers, which were included in a number of MBIA-insured second-lien residential mortgage securitizations. In particular, MBIA believes that a very high proportion of the defaulted loans in these securitizations are in breach of the originators’ representations with respect to such loans and, therefore, should have been excluded from the securitizations. In addition, after extensive review, we believe that these entities have failed to honor their contractual obligations regarding loan repurchases and ongoing servicing practices. For more information on these and other lawsuits commenced by MBIA, refer to “Note 16: Commitments and Contingencies” in the Notes to Consolidated Financial Statements. The ineligibility of mortgages in the securitizations and the litigation in general will have no impact on the holders of the insured securities, as MBIA will continue to honor its payment obligations under its insurance policies.

The following table presents the net par outstanding of MBIA’s RMBS insured exposure as of June 30, 2009 by S&P credit rating category:

	Net Par Outstanding
In millions	Prime	Subprime	HELOC	CES	Total
AAA	$3,760	$2,685	$-	$22	$6,467
AA	25	30	-	-	55
A	507	256	94	44	901
BBB	729	120	1,430	1,588	3,867
Below investment grade	865	783	5,184	5,967	12,799

Total Net Par	$5,886	$3,874	$6,708	$7,621	$24,089

The following table presents the net par outstanding by vintage year of MBIA Corp.’s second-lien residential mortgage securitization insured exposure as of June 30, 2009:

	Net Par Outstanding
In millions	HELOC	% of Total HELOC	CES	% of Total CES
2008	$-	0%	$-	0%
2007	983	15%	5,083	67%
2006	2,418	36%	2,355	31%
2005	1,888	28%	-	0%
2004	1,123	17%	117	1%
2003 and prior	296	4%	66	1%

Total net par	$6,708	100%	$7,621	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides a listing of second-lien residential mortgage securitization transactions included in MBIA’s insured portfolio that were performing below MBIA’s expectations as of June 30, 2009:

Obligor Name	Net Par Outstanding (in millions)
HELOC:
GMACM 2006-HE4	$847
Countrywide Home Equity Master Trust 2005-M	607
Countrywide Home Equity Master Trust 2005-I	570
Countrywide Home Equity 2006-E	560
Countrywide Home Equity Series 2007-E	533
Countrywide Home Equity Series 2005-E	473
Countrywide Home Equity 2006-G	392
IndyMac Home Equity Line Asset-Backed Series 2006-H4	360
GMAC Mortgage Corporation 2004-HE4	341
Residential Funding Home Equity Loan Trust 2006-HSA1	239
Countrywide Home Loans Inc 2005-A 1-A, 2-A	238
Countrywide Home Loans Inc 2004-1	225
Countrywide Home Loans Inc 2004P	150
Residential Funding Mortgage Securities 2007-HSA3	140
Residential Funding Home Equity Loan Trust 2006-HSA4	134
Residential Funding Home Equity Loan Trust 2006-HSA5	125
GSR 2007-HEL1	71

Total HELOC net par outstanding	6,005

CES:
Countrywide Home Loans CWHEQ 2007-S1	1,042
GMACM Home Equity Loan Trust 2007-HE1	677
Countrywide Home Loans CWHEQ 2007-S2	663
Residential Funding Corporation 2007-HSA2	611
Countrywide Home Loans CWHEQ 2006-S8	605
Countrywide Home Equity 2006-S9	598
Countrywide Home Loans CWHEQ 2007-S3	493
Flagstar Home Equity Loan Asset Backed Trust 2007-1	427
Credit Suisse Home Equity Mortgage Trust	368
Residential Funding Mortgage Securities 2007-HSA3	341
IndyMac Home Equity Mortgage Loan 2007-1 Class A & Class A-IO	209
Morgan Stanley Mortgage Loan Trust 2007-9SL	160
IndyMac Home Equity Loan ABS Trust 2007-2	91

Total CES net par outstanding	6,285

Alt-A:
Deutshe Bank Alt-A Securities Trust 2007-AR3	554
Total Alt-A net par outstanding	554

Total net par outstanding	$12,844

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufactured Housing

MBIA continues to closely monitor the manufactured housing sector, which has experienced stress during the last several years. MBIA ceased writing business in this sector, other than through certain CDO transactions, in 2000. As of June 30, 2009, the Company had $22 million in case basis reserves, net of reinsurance, covering net insured par outstanding of $107 million on three credits within the manufactured housing sector. The Company had additional manufactured housing net insured par outstanding of $1.6 billion as of June 30, 2009, of which approximately 23% was reported as “Caution List-Medium” and “Caution List-High.”

Other

In the fourth quarter of 2008, the Company took remediation action on an international infrastructure financing transaction for which the performance trends had increased the risk of future losses. The project’s revenue was below original projections and the issuer’s debt was trading at a significant discount. In the fourth quarter of 2008, we purchased approximately 62% of the outstanding debt of the issuer at a discount to par. As a consequence, the Company consolidated the issuer as a VIE. In the first six months of 2009, the Company purchased an additional 11% of the outstanding debt of the issuer at a discount to par.

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

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of June 30, 2009, the total amount available under these letters of credit and trust arrangements was $698 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of June 30, 2009, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $50.3 billion compared with $54.9 billion as of December 31, 2008. Of the $50.3 billion of ceded par outstanding as of June 30, 2009, $16.0 billion was ceded from our U.S. public finance insurance segment and $34.3 billion was ceded from our structured finance and international insurance segment. The following table presents the credit ratings and ratings status, percentage of outstanding par ceded, the reinsurance recoverable, derivative asset, and estimated credit impairments by reinsurer as of June 30, 2009 for our combined insurance operations. Estimated credit impairments represent the reinsurers’ portion of amounts we expect to pay on insured derivative contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In millions

Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Percentage of Total Par Ceded	Reinsurance Recoverable	Derivative Asset	Estimated Credit Impairments on Insured Derivatives
Channel Reinsurance Ltd.	N/R(2)	RWR(3)	70.57%	$21	$636	$320
Assured Guaranty Corp.	AAA (Stable)	Aa2(RUR)(4)	12.41%	10	0	-
Mitsui Sumitomo Insurance Company Ltd.	AA (Negative Outlook)	Aa3 (Stable)	7.27%	15	48	4
Ambac Assurance Corporation	BBB (Negative Watch)	Ba3 (Developing)	5.95%	2	-	-
Assured Guaranty Re Ltd.	AA (Stable)	Aa3(RUR)(4)	1.46%	2	1	-

Syncora Guarantee Re Ltd.	R(5)	Ca (Developing)	0.75%	1	-	-
Overseas Private Investment Corporation	AAA (Stable)	Aaa (Stable)	0.59%	-	-	-

Old Republic Insurance Company	A+ (Negative Outlook)	Aa3 (Stable)	0.42%	1	-	-

Export Development Corporation	AAA (Stable)	Aaa (Stable)	0.41%	-	-	-

Other(1)	CC or above	Ca or above	0.12%	0	-	-
Not currently rated			0.05%	0	-	-

Total			100.00%	$52	$685	$324

Total insured par outstanding ceded to reinsurers			$50,280

     (1)  - Several reinsurers within this category are not rated by Moody’s.

     (2)  - Not rated.

     (3)  - Rating withdrawn.

     (4)  - Rating under review.

     (5)  - Regulatory supervision.

MBIA owns a 17.4% equity interest in Channel Re. In March 2009, Moody’s downgraded Channel Re to B3 with a negative outlook and the rating was subsequently withdrawn. In March 2009, S&P downgraded Channel Re to BB+ and the rating was subsequently withdrawn. As of June 30, 2009, the Company expects Channel Re to continue to report negative shareholders’ equity on a GAAP basis primarily due to unrealized losses on its insured credit derivatives based on fair value accounting. As of June 30, 2009, the fair value of the derivative assets related to credit derivatives ceded to Channel Re was $636 million and the reinsurance recoverable from Channel Re was $21 million. After considering the credit risk of Channel Re in fair valuing our derivative assets, we believe Channel Re has sufficient liquidity supporting its business to fund expected amounts due to MBIA. In performing our assessment, we determined that cash and investments, inclusive of approximately $501 million that Channel Re had on deposit in trust accounts for the benefit of MBIA as of June 30, 2009, and borrowing facilities available to Channel Re were in excess of MBIA’s exposure to Channel Re. Although the trust accounts limit the potential for Channel Re to default on its obligations to MBIA, there can be no assurance that Channel Re will not default on its obligations to MBIA that exceed the amounts already held in the trust accounts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Since December 2007, several of the Company’s other financial guarantee reinsurers, including Ambac Assurance Corporation, Assured Guaranty Corp., Assured Guaranty Re Ltd., Old Republic Insurance Co., Syncora Guarantee Re Ltd. and Syncora Guarantee Inc. (formerly known as XL Financial Assurance and XL Capital Assurance, respectively), have had their credit ratings either downgraded or put on negative watch by one or more of the major rating agencies. On July 28, 2009 Ambac Assurance Corporation was downgraded by Standard & Poor’s from BBB (Negative Watch) to CC (Negative Outlook). Although there was no material impact on the Company for any of these rating agency actions relating to these reinsurers, a further downgrade of one or more of these reinsurers could require the establishment of reserves against any receivables due from the reinsurers.

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

The Company’s insurance expenses, as well as its expense ratios, for the three and six months ended June 30, 2009 and 2008 are presented in the following tables:

	Three Months Ended June 30,
	2009				2008

In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Gross expenses	$21	$36	$(6)	$51	$38	32%

Amortization of deferred acquisition costs	$28	$59	$(61)	$26	$23	13%
Operating	21	39	(6)	54	41	29%

Total insurance operating expenses	$49	$98	$(67)	$80	$64	23%

Expense ratio	37%	142%		47%	23%

	Six Months Ended June 30,
	2009				2008

In millions	U.S. Public Finance	Structured Finance and International	Eliminations	Combined Insurance Operations	Insurance Operations	Percent Change 2009 vs. 2008
Gross expenses	$28	$105	$(10)	$123	$75	63%

Amortization of deferred acquisition costs	$57	$116	$(126)	$47	$39	21%
Operating	28	105	(10)	123	87	40%

Total insurance operating expenses	$85	$221	$(136)	$170	$126	34%

Expense ratio	30%	118%		42%	27%

Gross expenses in our U.S. public finance insurance segment totaled $21 million and gross expenses in our structured finance and international insurance segment totaled $36 million for the three months ended June 30, 2009. Combined gross expenses of $51 million increased 32% for the three months ended June 30, 2009 from $38 million for the same period of 2008. The increase was primarily due to higher compensation costs related to the reversal of prior year bonus and long-term incentive award accruals in 2008, higher legal costs associated with litigation and higher consulting costs related to changes in the legal entity structure of our subsidiaries. Gross expenses in our U.S. public finance insurance segment totaled $28 million and gross expenses in our structured finance and international insurance segment totaled $105 million for the six months ended June 30, 2009. Combined gross expenses of $123 million increased 63% for the six months ended June 30, 2009 from $75 million for the same period of 2008. The increase was primarily due to higher compensation costs related to the reversal of prior year bonus and long-term incentive award accruals in 2008, higher loss prevention expenses related to insured credit derivatives, higher legal costs associated with litigation, and higher consulting costs related to changes in the legal entity structure of our subsidiaries. For the three months ended June 30, 2009, our combined insurance amortization of deferred acquisition costs increased 13%, to $26 million from $23 million for the same period of 2008. For the six months ended June 30, 2009, our combined insurance amortization of deferred acquisition costs increased 21%, to $47 million from $39 million for the same period of 2008. The increase in the amortization of deferred acquisition costs was principally due to the change in amortization methods resulting from the adoption of SFAS 163.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. public finance insurance segment operating expenses totaled $21 million and $28 million, and structured finance and international insurance segment operating expenses totaled $39 million and $105 million for the three and six months ended June 30, 2009, respectively. Combined operating expenses of $54 million increased 29% for the three months ended June 30, 2009 from $41 million for the same period of 2008 due to the increase in gross expenses. Combined operating expenses of $123 million increased 40% for the six months ended June 30, 2009 from $87 million for the same period of 2008 due to the increase in gross expenses.

Financial guarantee insurance companies use the expense ratio (expenses divided by net premiums earned) as a measure of expense management. For the three months ended June 30, 2009, combined insurance expenses increased while premiums earned decreased compared with the same period of 2008 and for the six months ended June 30, 2009, combined insurance expenses increased at a greater rate than premiums compared with the same period of 2008 resulting in higher expense ratios as reported in the preceding table.

INTEREST EXPENSE Interest expense in our insurance business is incurred by our structured finance and international insurance segment and primarily consists of interest related to MBIA Corp.’s surplus notes and debt issued by consolidated VIEs. For the three months ended June 30, 2009, interest expense increased to $53 million from $47 million for the same period of 2008. For the six months ended June 30, 2009, interest expense increased to $108 million from $93 million for the same period of 2008. The increases are primarily due to interest expense associated with three additional VIEs consolidated by MBIA Corp. in the fourth quarter of 2008.

VARIABLE INTEREST ENTITIES MBIA consolidates certain third-party VIEs as a result of financial guarantees provided by our structured finance and international insurance segment and a VIE sponsored and formed by the Company to provide credit protection to counterparties in the form of credit derivative instruments. As of June 30, 2009, the assets of these VIEs primarily consisted of fixed rate and floating rate securities and loans, and the liabilities of these VIEs primarily consisted of fixed rate and floating rate notes and derivative liabilities. Any investments by MBIA in VIE notes issued by consolidated VIEs are eliminated upon consolidation into MBIA’s financial statements. The following table presents the carrying value of assets and liabilities as of June 30, 2009 and December 31, 2008 by balance sheet classification related to consolidated VIEs, after the aforementioned eliminations:

In millions	June 30, 2009	December 31, 2008
Assets:
Fixed-maturity securities held as available-for-sale	$338	$632
Investments held-to-maturity	1,188	1,215
Short-term investments held-to-maturity	914	31
Other investments	117	-
Accrued investment income	1	2
Other assets (loans)	470	423
Liabilities:
Variable interest entity notes	$2,637	$1,792
Derivative liabilities	4,101	6,189

Revenues related to consolidated VIEs are primarily recorded in “Net investment income” and “Net realized gains (losses)” and expenses are primarily recorded in “Interest expense” on the Company’s Consolidated Statements of Operations. Consolidation of such VIEs does not increase our exposure above that which is already committed to in our insurance policies and other variable interests held in consolidated VIEs. Additionally, consolidation of VIEs does not affect the capital ratios, debt covenants, dividends or credit ratings of the Company.

Refer to “Note 9: Variable Interest Entities” in the Notes to Consolidated Financial Statements for additional information about the Company’s interest in consolidated and nonconsolidated VIEs.

COLLATERALIZED DEBT OBLIGATIONS AND RELATED INSTRUMENTS As part of our structured finance and international insurance activities, we provide guarantees on the senior most tranches of CDOs, as well as protection on structured pools of CMBS and corporate securities, and CDS referencing such securities.

MBIA Corp.’s $119.2 billion CDO portfolio comprised 55% of its total insured net par of $216.6 billion as of June 30, 2009. MBIA Corp.’s aggregate CDO portfolio is diversified by vintage and collateral type 89% of this exposure, or $105.6 billion, was insured through CDSs. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In billions Collateral Type	Net Par	Percent
Multi-sector CDOs(1)	$16.2	14%
Multi-sector CDO-Squared	8.1	7%
Investment grade CDOs and structured corporate credit pools	37.6	32%
High yield corporate CDOs	12.4	10%
Structured CMBS pools and CRE CDOs	44.8	38%

Total(2)	$119.2	100%

(1) -  Does not include multi-sector CDO-Squared transactions totaling $8.063 billion net par

(2) -  Totals may not sum due to rounding

Multi-Sector CDOs

Multi-sector CDOs are transactions that include a variety of structured finance asset classes in their collateral pools. As of June 30, 2009, $24.3 billion, or approximately 11%, of MBIA Corp.’s total insured net par outstanding of $216.6 billion comprised multi-sector CDOs. Additionally, as of June 30, 2009, 20% of MBIA Corp.’s $119.2 billion CDO and related instruments portfolio insured net par outstanding comprised multi-sector CDOs. The collateral in the multi-sector CDOs includes subprime RMBS and other RMBS, CDOs of ABS (multi-sector CDOs), Corporate CDOs, Collateralized Loan Obligations (“CLOs”), other ABS (e.g. securitizations of auto receivables, credit cards, etc.), CRE CDOs, CMBS, and Corporate credits.

For the multi-sector CDOs, the next four tables provide breakdowns of the collateral composition and ratings of subprime RMBS collateral, non-subprime RMBS collateral, and CDOs of ABS collateral by vintage year and rating. CDOs of ABS may contain exposure to various types of collateral, including RMBS. The collateral level detail presented for each year insured was calculated using a weighted average of the total collateral as of June 30, 2009 for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over-collateralization and subordination) and reinsurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Multi-Sector CDO Portfolio: Collateral Composition, Subordination, and Net Derivative Asset/Liability

$ in millions		Collateral as a % of Performing Pool Balance as of June 30, 2009

Year Insured(1)	Net Par Outstanding	Other RMBS	Sub- prime RMBS	ABS	CMBS	Corp.	CLO	CDO of ABS	Other CDO	Total	Current Subordination Range Below MBIA(2)	Original Subordination Range Below MBIA(2)	Net Derivative / Asset (Liability)(3)
CDOs of High-Grade U.S. ABS(4)
2004	1,380	30%	31%	8%	3%	0%	12%	11%	5%	100%	0.0-9.0%	12.5-13.0%	(185)
2005	641	48%	37%	2%	2%	0%	6%	0%	7%	100%	0.0%	20.0%	(100)
2006(5)	3,260	56%	28%	1%	13%	0%	0%	0%	2%	100%	0.0%	12.0-14.0%	(578)
2007(5)(6)	6,624	41%	19%	0%	21%	0%	10%	1%	9%	100%	0.0-18.9%	13.0-60.0%	(648)

Subtotal	$11,905												$(1,511)

CDOs of Mezzanine U.S. ABS
2000	28	0%	0%	16%	77%	7%	0%	0%	0%	100%	41.5%	21.4%	-
2002	713	33%	8%	17%	23%	8%	6%	3%	2%	100%	0.0-53.0%	13.8-40.0%	(24)
2003	739	30%	18%	18%	22%	2%	5%	1%	4%	100%	0.0-74.8%	21.5-29.8%	(0)
2004	713	24%	37%	5%	27%	0%	2%	1%	4%	100%	0.0-23.2%	16.0-30.5%	(22)
2005	313	25%	42%	0%	28%	0%	0%	2%	3%	100%	0.0%	19.5%	(44)

Subtotal	$2,505												$(90)

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	191	0%	0%	0%	0%	0%	68%	0%	32%	100%	24.1%	5.0%	-
2003	300	0%	0%	0%	0%	0%	60%	0%	40%	100%	88.1%	20.0%	(35)
2004	1,158	1%	0%	2%	0%	0%	76%	19%	2%	100%	11.5-16.7%	10.0%	(38)
2005	1,397	0%	20%	0%	0%	0%	64%	14%	2%	100%	10.3%	10.0%	(56)
2006(5)	1,739	5%	25%	3%	0%	0%	63%	3%	1%	100%	6.2-7.6%	10.0-13.0%	(64)
2007(5)	3,278	4%	6%	0%	0%	0%	79%	7%	4%	100%	0.3-9.7%	13.0-15.0%	(122)

Subtotal	$8,063												$(315)

Total	22,474												(1,916)
	684	Multi-Sector CDO’s European Mezzanine and Other Collateral (3 CDOs)(6)											(34)
	1,143	Multi-Sector CDO’s insured in the Secondary Market prior to 2005 (37 CDOs)(6)											-

Grand Total	$24,301												$(1,950)

(1)	Years in which no exposure was insured were omitted.

(2)	The range represents the minimum and maximum subordination for deals written in that year.

(3)

This column represents the net derivative asset/(liability) primarily for CDS deals written in that year. Note that not all insurance contracts are considered derivatives. Please refer to “Note 5: Fair Value of Financial Instruments” and “Note 8: Derivative Instruments” in the Notes to Consolidated Financial Statements for the Company’s accounting treatment of derivatives (including CDS on CDOs).

(4)

The insured credit derivative contracts for three CDO transactions insured in 2007 were terminated during the second quarter of 2009 without any payment from MBIA. The three CDOs, totaled $2.4 billion of net par outstanding at March 31, 2009.

(5)

As of June 30 2009, the Company estimated $1.6 billion of total credit impairment on ten deals insured during 2006 and 2007, with a total net par of $11.7 billion. Four transactions insured in 2006 (totaling $3.5 billion) have an impairment of $0.5 billion while six transactions insured in 2007 (totaling $8.2 billion), have an impairment of $1.1 billion.

(6)

The table does not provide collateral level detail on 40 CDOs totaling $1.8 billion of net par. Three deals, with $0.7 billion of net par, contain European Mezzanine ABS assets including 56% RMBS, 21% CDO, 18% CMBS and 5% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.1 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

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

MBIA’s multi-sector CDOs benefit from two sources of credit enhancement. First, the subordination in the underlying securities collateralizing the MBIA wrapped tranche must be fully eroded and second, the subordination below MBIA’s insurance coverage in the CDO transaction must be fully eroded before MBIA’s insured interest is subject to a claim. The original subordination levels and those as of June 30, 2009 are detailed in the above table. MBIA’s payment obligations after a default vary by deal and by insurance type. There are three policy payment types: (i) where MBIA insures current interest and ultimate principal; (ii) where MBIA insures ultimate principal only; and (iii) where MBIA insures payments upon settlement of individual collateral losses as they occur after the complete erosion of deal deductibles, such payment profiles are referred to as Asset Coverage with a Deductible.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

$ in millions			Vintage of Subprime RMBS				Subprime RMBS - Ratings As of July 9, 2009

Year Insured(1)	Net Par Outstanding	% Collateral that is Subprime RMBS	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS(3)
2004	1,380	31%	22%	2%	7%	31%	2%	10%	7%	4%	8%	31%
2005	641	37%	33%	3%	0%	37%	2%	4%	3%	4%	23%	37%
2006(4)	3,260	28%	17%	10%	0%	28%	2%	7%	4%	2%	13%	28%
2007(4)(5)	6,624	19%	3%	9%	6%	19%	0%	1%	2%	2%	14%	19%

Subtotal	$11,905

CDOs of Mezzanine U.S. ABS
2000	28	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2002	713	8%	7%	0%	0%	8%	0%	1%	2%	1%	4%	8%
2003	739	18%	16%	1%	1%	18%	1%	2%	4%	7%	5%	18%
2004	713	37%	24%	2%	11%	37%	0%	2%	6%	8%	20%	37%
2005	313	42%	33%	0%	8%	42%	0%	3%	7%	5%	27%	42%

Subtotal	$2,505

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	191	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	300	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	1,158	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2005	1,397	20%	16%	3%	1%	20%	1%	6%	3%	2%	8%	20%
2006(4)	1,739	25%	6%	7%	12%	25%	1%	2%	2%	1%	20%	25%
2007(4)	3,278	6%	2%	1%	3%	6%	0%	0%	1%	0%	5%	6%

Subtotal	$8,063

Total	22,474
	684	Multi-Sector CDO’s European Mezzanine and Other Collateral (3 CDOs)(5)
	1,143	Multi-Sector CDO’s insured in the Secondary Market prior to 2005 (37 CDOs)(5)

Grand Total	$24,301

All figures represent MBIA’s insured net par outstanding as of June 30, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of July 9, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

(3)

The insured credit derivative contracts for three CDO transactions insured in 2007 were terminated during the second quarter of 2009 without any payment from MBIA. The three CDOs, totaled $2.4 billion of net par outstanding at March 31, 2009.

(4)

As of June 30, 2009, the Company estimated $1.6 billion of total credit impairment on ten deals insured during 2006 and 2007, with a total net par of $11.7 billion. Four transactions insured in 2006 (totaling $3.5 billion) have an impairment of $0.5 billion while six transactions insured in 2007 (totaling $8.2 billion), have an impairment of $1.1 billion.

(5)

The table does not provide collateral level detail on 40 CDOs totaling $1.8 billion of net par. Three deals, with $0.7 billion of net par, contain European Mezzanine ABS assets including 56% RMBS, 21% CDO, 18% CMBS and 5% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.1 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

$ in millions			Vintage of Non Subprime RMBS					Non Subprime RMBS - Ratings As of July 9, 2009

Year Insured(1)	Net Par Outstanding	% Collateral that is Non Subprime RMBS	2005 and Prior	2006	2007	2008	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS(3)
2004	1,380	30%	26%	1%	3%	0%	30%	3%	9%	2%	7%	8%	30%
2005	641	48%	46%	0%	1%	0%	48%	0%	6%	3%	15%	25%	48%
2006(4)	3,260	56%	29%	26%	0%	1%	56%	4%	6%	6%	6%	35%	56%
2007(4)(5)	6,624	41%	6%	24%	11%	0%	41%	0%	1%	1%	3%	35%	41%

Subtotal	$11,905

CDOs of Mezzanine U.S. ABS
2000	28	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2002	713	33%	32%	1%	0%	0%	33%	3%	3%	5%	9%	14%	33%
2003	739	30%	30%	1%	0%	0%	30%	4%	5%	5%	6%	11%	30%
2004	713	24%	19%	2%	4%	0%	24%	0%	1%	4%	5%	14%	24%
2005	313	25%	19%	4%	1%	0%	25%	0%	7%	3%	3%	12%	25%

Subtotal	$2,505

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	191	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	300	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	1,158	1%	1%	0%	0%	0%	1%	1%	0%	0%	0%	0%	1%
2005	1,397	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2006(4)	1,739	5%	2%	1%	1%	0%	5%	0%	1%	0%	1%	3%	5%
2007(4)	3,278	4%	1%	2%	1%	0%	4%	0%	0%	0%	0%	4%	4%

Subtotal	$8,063

Total	22,474
	684	Multi-Sector CDO’s European Mezzanine and Other Collateral (3 CDOs)(5)
	1,143	Multi-Sector CDO’s insured in the Secondary Market prior to 2005 (37 CDOs)(5)

Grand Total	$24,301

All figures represent MBIA’s insured net par outstanding as of June 30, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of July 9, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

(3)

The insured credit derivative contracts for three CDO transactions insured in 2007 were terminated during the second quarter of 2009 without any payment from MBIA. The three CDOs, totaled $2.4 billion of net par outstanding at March 31, 2009.

(4)

As of June 30, 2009, the Company estimated $1.6 billion of total credit impairment on ten deals insured during 2006 and 2007, with a total net par of $11.7 billion. Four transactions insured in 2006 (totaling $3.5 billion) have an impairment of $0.5 billion while six transactions insured in 2007 (totaling $8.2 billion), have an impairment of $1.1 billion.

(5)

The table does not provide collateral level detail on 40 CDOs totaling $1.8 billion of net par. Three deals, with $0.7 billion of net par, contain European Mezzanine ABS assets including 56% RMBS, 21% CDO, 18% CMBS and 5% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.1 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Multi-Sector CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing CDOs of ABS

$ in millions			Vintage of CDO of ABS				CDO of ABS - Ratings As of July 9, 2009
Year Insured(1)	Net Par Outstanding	% Collateral that is CDO of ABS	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CDOs of High-Grade U.S. ABS(3)
2004	1,380	11%	11%	0%	0%	11%	1%	0%	1%	0%	10%	11%
2005	641	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2006(4)	3,260	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2007(4)(5)	6,624	1%	1%	0%	0%	1%	0%	0%	0%	0%	0%	1%

Subtotal	$11,905

CDOs of Mezzanine U.S. ABS
2000	28	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2002	713	3%	3%	1%	0%	3%	0%	0%	0%	0%	3%	3%
2003	739	1%	1%	0%	0%	1%	0%	0%	0%	0%	1%	1%
2004	713	1%	1%	0%	0%	1%	0%	0%	0%	0%	1%	1%
2005	313	2%	2%	0%	0%	2%	0%	0%	0%	0%	2%	2%

Subtotal	$2,505

CDOs of Multi-Sector High Grade Collateral (CDO-Squared)
2001	191	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2003	300	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004	1,158	19%	19%	0%	0%	19%	0%	3%	3%	0%	13%	19%
2005	1,397	14%	5%	8%	0%	14%	2%	0%	0%	0%	11%	14%
2006(4)	1,739	3%	1%	1%	0%	3%	0%	0%	0%	0%	3%	3%
2007(4)	3,278	7%	0%	1%	6%	7%	0%	0%	0%	0%	7%	7%

Subtotal	$8,063

Total	22,474
	684	Multi-Sector CDO’s European Mezzanine and Other Collateral (3 CDOs)(5)
	1,143	Multi-Sector CDO’s insured in the Secondary Market prior to 2005 (37 CDOs)(5)

Grand Total	$24,301

All figures represent MBIA’s insured net par outstanding as of June 30, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of July 9, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

(3)

The insured credit derivative contracts for three CDO transactions insured in 2007 were terminated during the second quarter of 2009 without any payment from MBIA. The three CDOs, totaled $2.4 billion of net par outstanding at March 31, 2009.

(4)

As of June 30, 2009, the Company estimated $1.6 billion of total credit impairment on ten deals insured during 2006 and 2007, with a total net par of $11.7 billion. Four transactions insured in 2006 (totaling $3.5 billion) have an impairment of $0.5 billion while six transactions insured in 2007 (totaling $8.2 billion), have an impairment of $1.1 billion.

(5)

The table does not provide collateral level detail on 40 CDOs totaling $1.8 billion of net par. Three deals, with $0.7 billion of net par, contain European Mezzanine ABS assets including 56% RMBS, 21% CDO, 18% CMBS and 5% other, and were closed in 2004, 2005 and 2006. In addition, 37 deals represent insurance sold to investors for CDO tranches in their portfolios (secondary market insurance executions). The deals total $1.1 billion of par and all were insured prior to 2005. In addition, all 37 deals were rated triple-A at the time MBIA wrote insurance on them.

Since mid-2007, the multi-sector CDO portfolio has experienced stress related to the U.S. subprime mortgage crisis. Impairment estimates were established for three CDOs during the fourth quarter of 2007. In addition, impairments were estimated for an additional six CDOs during the first quarter of 2008 due to the further degradation of underlying RMBS and CDO of ABS collateral. During the second quarter of 2008, impairments were further increased to reflect the effects of the shortening of the discount period by three months. During the third quarter of 2008, an impairment on one additional CDO was established. During the fourth quarter of 2008, MBIA increased the impairments further and added four transactions to the list of impaired deals. During the first quarter of 2009, impairments were established for two additional multi-sector deals, as well as increased impairments due to accretion. During the second quarter of 2009, impairments were increased to reflect further increases in the Average Serious Delinquency buckets (60+, REO, Bankruptcy, Foreclosure), increases in Average Accumulated Losses and further erosion of Current Support levels of the Subprime RMBS market and the RMBS supporting MBIA-insured deals. As of June 30, 2009, MBIA estimated credit impairment in connection with 14 multi-sector CDO transactions, CDS and non-CDS, aggregating to $1.6 billion for which MBIA expects to incur actual claims in the future. In the event of further deteriorating performance of the collateral referenced or held in the multi-sector CDO transactions, the amount of credit impairments could increase materially.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Grade Corporate CDOs and Structured Corporate Credit Pools

As of June 30, 2009, the majority of insurance protection provided by MBIA for its Investment Grade Corporate CDO exposure attached at a super senior level. Although several of the Company’s insured Investment Grade Corporate CDOs referenced obligors who have recently defaulted, none experienced any material credit deterioration. The Company’s net par exposure to Investment Grade Corporate CDOs represents 32% of MBIA Corp.’s CDO exposure and approximately 17% of MBIA Corp.’s total net par insured. MBIA Corp.’s Investment Grade Corporate CDO exposure references pools of predominantly investment grade corporate credits; some of these pools may also include limited exposure to other asset classes, including structured finance securities (including RMBS and CDO collateral). Most of MBIA Corp.’s Investment Grade Corporate CDO policies guarantee coverage of losses on collateral assets once subordination in the form of a deductible has been eroded, and are generally highly customized structures.

In addition, $14.1 billion net par of MBIA’s insured Investment Grade Corporate CDOs are typically structured to include buckets (30%-35% allocations) of references to specific tranches of other Investment Grade Corporate CDOs (monotranches). In such transactions, MBIA’s insured Investment Grade Corporate CDOs includes, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The reference monotranches in such CDOs are typically rated double-A and each reference monotranche will typically be sized to approximately 3% of the overall reference risk pool. Deals with buckets for monotranche exposure are managed transactions. The inner referenced monotranches are themselves managed exposures (managed by the same manager as the MBIA-insured Investment Grade Corporate CDO). The inner referenced monotranches are not subject to acceleration and do not give control rights to a senior investor.

Of MBIA Corp.’s $37.6 billion net par Investment Grade CDO portfolio at June 30, 2009, the collateral composition, underlying credit ratings of the collateral that support the Subprime RMBS, Non-subprime RMBS, and CDOs of ABS exposures along with their vintage are presented in the following tables. The collateral level detail for each year insured was calculated using a weighted average of the total collateral for deals closed for the insured year. The total collateral amount of the portfolio exceeds the net par written as a result of credit enhancement (such as over-collateralization and subordination) and reinsurance.

Investment Grade Corporate CDO Portfolio: Collateral Composition, Subordination, and Net Derivative Asset/Liability

$ in millions		Collateral as a % of Performing Pool Balance as of June 30, 2009

Year Insured(1)	Net Par Outstanding	Corp.(5)	ABS	Sub- Prime RMBS	Other RMBS	CDO(2)	Other	Total	Current Subordination Range Below MBIA(3)	Original Subordination Range Below MBIA(3)	Net Derivative / Asset (Liability)(4)
2003 and Prior	3,845	100%	0%	0%	0%	0%	0%	100%	11.4-27.6%	11.0-22.0%	(8)
2004(5)	5,616	90%	0%	4%	2%	2%	1%	99%	8.1-19.8%	10.0-15.0%	(176)
2005(5)	7,813	95%	0%	1%	3%	0%	0%	99%	12.3-24.4%	12.5-25.0%	(104)
2006(5)	6,335	92%	0%	4%	3%	0%	0%	100%	13.8-24.8%	16.0-40.0%	(149)
2007(5)	13,636	96%	0%	1%	2%	0%	0%	100%	14.1-34.9%	15.0-35.0%	(177)

Subtotal	$37,245										$(614)

	352	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (12 CDOs)(6)									(2)

Grand Total	$37,597										$(616)

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

(3)

The range represents the minimum and maximum subordination for deals written in that year. The impact of all credit events delivered and settled as of June 30, 2009 have been reflected in the current subordination levels.

(4)

This column represents the net derivative asset/(liability) primarily for CDS deals written in that year. Note that not all insurance contracts are considered derivatives. Please refer to “Note 5: Fair Value of Financial Instruments” and “Note 8: Derivative Instruments” in the Notes to Consolidated Financial Statements for the Company’s accounting treatment of derivatives (including CDS on CDOs).

(5)

Years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. In such transactions, MBIA’s insured Investment Grade Corporate CDOs include, among direct corporate or structured credit reference risks, a monotranche or single layer of credit risk referencing a diverse pool of assets or obligors with a specific attachment and a specific detachment point. The reference monotranches in such CDOs are typically rated double-A and each reference monotranche will typically be sized to approximately 3% of the overall reference risk pool. Deals with buckets for monotranche exposure are managed transactions. The inner referenced monotranches are themselves managed exposures (managed by the same manager as the MBIA-insured Investment Grade Corporate CDO). The inner referenced monotranches are not subject to acceleration and do not give control rights to a senior investor. These transactions also may contain RMBS securities within limits ranging from 0% to 20% with one exception at 34%.

(6)

The table does not provide collateral level detail on 12 Investment Grade CDOs totaling $0.4 billion of net par. These deals were insured prior to 2003. In addition, all 12 deals were rated triple-A at the time MBIA wrote insurance on them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

$ in millions			Vintage of Subprime RMBS				Subprime RMBS - Ratings As of June 30, 2009

Year Insured(1)	Net Par Outstanding	% Collateral that is Subprime	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	3,845	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,616	4%	3%	1%	0%	4%	0%	0%	1%	1%	3%	4%
2005(3)	7,813	1%	0%	0%	0%	1%	0%	0%	0%	0%	1%	1%
2006(3)	6,335	4%	1%	3%	0%	4%	0%	0%	0%	0%	4%	4%
2007(3)	13,636	1%	0%	1%	1%	1%	0%	0%	0%	0%	1%	1%

Subtotal	$37,245

	352	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (12 CDOs)(4)

Grand Total	$37,597

All figures represent MBIA’s insured net par outstanding as of June 30, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of June 30, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

(3)

These years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. Collateral contained in referenced Monotranche obligations are classified as Corporate Exposure as they are 100% corporate references.

(4)

The table does not provide collateral level detail on 12 Investment Grade CDOs totaling $0.4 billion of net par. These deals were insured prior to 2003. In addition, all 12 deals were rated triple-A at the time MBIA wrote insurance on them.

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

$ in millions			Vintage of Non Subprime RMBS				Non Subprime RMBS - Ratings As of June 30, 2009

Year Insured(1)	Net Par Outstanding	% Collateral that is Non Subprime	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	3,845	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,616	2%	1%	1%	0%	2%	0%	0%	0%	0%	2%	2%
2005(3)	7,813	3%	1%	2%	0%	3%	0%	0%	0%	0%	3%	3%
2006(3)	6,335	3%	0%	2%	0%	3%	0%	0%	0%	0%	3%	3%
2007(3)	13,636	2%	0%	1%	1%	2%	0%	0%	0%	0%	2%	2%

Subtotal	$37,245

	352	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (12 CDOs)(4)

Grand Total	$37,597

All figures represent MBIA’s insured net par outstanding as of June 30, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of June 30, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

(3)

The years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. Collateral contained in referenced Monotranche obligations are classified as Corporate Exposure as they are 100% corporate references.

(4)

The table does not provide collateral level detail on 12 Investment Grade CDOs totaling $0.4 billion of net par. These deals were insured prior to 2003. In addition, all 12 deals were rated triple-A at the time MBIA wrote insurance on them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Grade Corporate CDO Portfolio: Vintage and Collateral Ratings of CDOs Containing CDOs of ABS

$ in millions			Vintage of CDO of ABS				CDO of ABS - Ratings As of June 30, 2009

Year Insured(1)	Net Par Outstanding	% Collateral that is CDO of ABS	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
2003 and Prior	3,845	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2004(3)	5,616	2%	1%	1%	0%	2%	0%	0%	0%	0%	2%	2%
2005(3)	7,813	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2006(3)	6,335	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
2007(3)	13,636	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

Subtotal	$37,245

	352	Investment Grade Corporate CDOs insured in the Secondary Market prior to 2003 (12 CDOs)(4)

Grand Total	$37,597

All figures represent MBIA’s insured net par outstanding as of June 30, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of June 30, 2009. The totals may not sum due to rounding.

(1)	Years in which no exposure was insured were omitted.

(2)	Below IG (Investment Grade) denotes collateral credit ratings of below BBB-.

(3)

These years contain deals with allowances for synthetic tranches of leveraged investment grade corporate debt. Collateral contained in referenced Monotranche obligations are classified as Corporate Exposure as they are 100% corporate references.

(4)

The table does not provide collateral level detail on 12 Investment Grade CDOs totaling $0.4 billion of net par. These deals were insured prior to 2003. In addition, all 12 deals were rated triple-A at the time MBIA wrote insurance on them.

High Yield Corporate CDOs

The High Yield Corporate CDO portfolio totaling $12.4 billion is largely comprised of middle-market/special-opportunity corporate loan transactions, broadly syndicated bank CLOs and older vintage corporate high yield bond CDOs. The CDOs in this category are diversified by both vintage and geography (with European and U.S. collateral). MBIA Corp.’s net par exposure to High Yield Corporate CDOs represents 10% of the MBIA Corp.’s CDO exposure and approximately 6% of MBIA Corp.’s total net par insured as of June 30, 2009. MBIA Corp. did not experience any material credit deterioration to this portfolio during the six months ended June 30, 2009. The High Yield Corporate CDO portfolio did not contain any Subprime RMBS, Non-subprime RMBS, and CDOs of ABS exposures.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

High Yield Corporate CDOs: Collateral Composition, Subordination, and Net Derivative Asset/Liability

$ in millions		Collateral as a % of Performing Pool Balance as of June 30, 2009
Year Insured(1)	Net Par Outstanding	Corp.	Current Subordination Range Below MBIA(2)		Original Subordination Range Below MBIA(2)	Net Derivative Asset / Liability(3)

1997	54	100%	0.0	%(4)	12.1%	-

1998	0	100%	0.0%		28.4-34.2%	-

1999	20	100%	11.6%		22.3-29.4%	-

2002	220	100%	12.2%		19.4%	-

2003	817	100%	16.3-58.8%		24.2-40.0%	-

2004	3,064	100%	28.5-31.1%		22.0-33.3%	-

2005	1,194	100%	18.6-35.7%		21.8-34.0%	(1)

2006	4,277	100%	10.0-46.4%		10.0-49.0%	0

2007	2,201	100%	28.0-41.0%		31.0-42.0%	(4)

Subtotal	$11,846					$(5)

	578					0

Grand Total	$12,424					$(5)

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

(3)

This column represents the net derivative asset / (liability) primarily for CDS deals written in that year. Note that not all insurance contracts are considered derivatives. Please refer to “Note 5: Fair Value of Financial Instruments” and “Note 8: Derivative Instruments” in the Notes to Consolidated Financial Statements for the Company’s accounting treatment of derivatives (including CDS on CDOs).

(4)	CDOs with zero subordination are currently being remediated and have reserves established against them.

(5)

The table does not provide collateral level detail on 26 High Yield CDOs totaling $0.6 billion of net par. These deals were insured prior to 2004. In addition, all 26 deals were rated triple-A at the time MBIA wrote insurance on them.

Structured CMBS Pools and CRE CDOs

The Structured CMBS Pools and CRE CDO portfolio is a diversified global portfolio of highly-rated structured transactions primarily supported by collateral from the CRE sector. This portfolio can be sub-divided into two distinct pools: Structured CMBS pools and CRE CDOs.

MBIA Corp.’s exposure to Structured CMBS Pools totaling $35.2 billion represents 30% of MBIA Corp.’s CDO exposure and approximately 16% of MBIA Corp.’s total net par insured as of June 30, 2009. These transactions are pools of CMBS, Real Estate Investment Trust (“REIT”) debt and CRE CDOs that were structured with a first loss deductible sized to a triple-A (or a multiple of triple-A) level of credit protection before consideration was given to the wrap provided by the Company. The credit protection sizing was a function of the underlying collateral ratings and the structural attributes. MBIA’s guarantee for most structured CMBS pool transactions covers losses on collateral assets once a deductible has been eroded. The securities in the pool are either cash assets or (more typically) securities referenced synthetically. Each pool consists primarily of CMBS securities drawn from a range of different CMBS securitizations, which in turn are backed by a diverse pool of loans secured by CRE properties. The Company’s Structured CMBS Pools are static, meaning that the collateral pool of securitizations cannot be changed.

MBIA Corp.’s CRE CDO exposure comprised approximately 8% or $9.7 billion of MBIA Corp.’s CDO exposure and 4% of the Company’s total insured net par as of June 30, 2009. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. The structures benefit from typical CDO structural protections such as cash diversion triggers, collateral quality tests and manager replacement provisions. MBIA guarantees timely interest and ultimate principal on these CDOs. As with the Company’s other CDOs, these transactions are generally structured with triple-A, or a multiple of triple-A credit support protection below the Company’s guarantee.

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

Structured CMBS Pools and CRE CDOs: Collateral Composition, Subordination, and Net Derivative Asset/Liability

$ in millions		Collateral as a % of Performing Pool Balance as of June 30, 2009
Year Insured(1)	Net Par Outstanding	Cusip CMBS	Whole Loans	REIT Debt	Sub- prime RMBS	Other RMBS	ABS	Other	Total	Current Subordination Range Below MBIA(3)	Original Subordination Range Below MBIA(3)	Net Derivative / Asset (Liability)(3)
CRE CDOs
2004	406	64%	1%	19%	14%	3%	0%	0%	100%	20.9-23.0%	22.0-22.4%	-
2005	1,417	59%	1%	9%	17%	4%	5%	6%	100%	17.3-31.9%	18.0-36.0%	(18)
2006	3,432	39%	50%	4%	1%	0%	0%	7%	100%	18.8-59.3%	24.0-55.0%	(15)
2007	4,469	61%	26%	4%	1%	1%	0%	6%	100%	18.4-52.9%	20.0-60.0%	(42)

Subtotal	$9,724											$(74)

Structured CMBS Pools
2003	158	62%	0%	37%	0%	0%	0%	1%	100%	32.6%	32.2%	-
2005	2,200	100%	0%	0%	0%	0%	0%	0%	100%	8.0%	8.0%	(4)
2006	7,193	89%	0%	0%	0%	0%	0%	11%	100%	10.0-70.0%	10.0-70.0%	(136)
2007	25,282	97%	0%	0%	0%	0%	0%	3%	100%	5.0-83.4%	5.0-82.3%	(501)

Subtotal	$34,832											$(641)

Total	$44,556											$(715)
	281	Structured CMBS Pools insured in the Secondary Market prior to 2003 (8 pools)(4)										-

Grand Total	$44,837											$(715)

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

(3)

This column represents the net derivative asset/(liability) primarily for CDS deals written in that year. Note that not all insurance contracts are considered derivatives. Please refer to “Note 5: Fair Value of Financial Instruments” and “Note 8: Derivative Instruments” in the Notes to Consolidated Financial Statements for the Company’s accounting treatment of derivatives (including CDS on CDOs).

(4)

The table does not provide collateral level detail on eight Structured CMBS pools totaling $0.3 billion of net par executed in the secondary market. These deals were insured prior to 2005. In addition, all eight deals were rated triple-A at the time MBIA wrote insurance.

The Company’s $44.8 billion net par Structured CMBS Pools and CRE CDO portfolio at June 30, 2009 did not contain any CDOs of ABS exposures, and the Structured CMBS Pools did not contain any Subprime and Non-subprime RMBS exposures. The underlying credit ratings of the collateral that support the Subprime RMBS, Non-subprime RMBS exposures along with their vintage are presented for the CRE CDO portfolio in the following tables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRE CDOs: Vintage and Collateral Ratings of CDOs Containing Subprime RMBS

$ in millions			Vintage of Subprime RMBS				Subprime RMBS - Ratings As of July 16, 2009

Year Insured(1)	Net Par Outstanding	% Collateral that is Subprime	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CRE CDOs

2004	406	14%	11%	0%	2%	14%	1%	0%	5%	2%	6%	14%

2005	1,417	17%	11%	3%	2%	17%	0%	1%	2%	7%	7%	17%

2006	3,432	1%	0%	0%	0%	1%	0%	0%	0%	0%	0%	1%

2007	4,469	1%	0%	0%	0%	1%	0%	0%	0%	0%	0%	1%

Subtotal	$9,724

	34,832	Structured CMBS Pools

Total	$44,556

	281	Structured CMBS Pools insured in the Secondary Market prior to 2005 (8 pools)(3)

Grand Total	$44,837

All figures represent MBIA’s insured net par outstanding as of June 30, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of July 16, 2009. The totals may not sum due to rounding.

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

CRE CDOs: Vintage and Collateral Ratings of CDOs Containing Non Subprime RMBS

$ in millions			Vintage of Non Subprime RMBS				Non Subprime RMBS - Ratings As of July 16, 2009

Year Insured(1)	Net Par Outstanding	% Collateral that is Non Subprime	2005 and Prior	2006	2007	Total	AAA	AA	A	BBB	Below IG(2)	Total
CRE CDOs

2004	406	3%	1%	1%	1%	3%	1%	0%	0%	2%	0%	3%

2005	1,417	4%	2%	2%	0%	4%	0%	0%	0%	3%	1%	4%

2006	3,432	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

2007	4,469	1%	1%	0%	0%	1%	0%	0%	0%	0%	0%	1%

Subtotal	$9,724

	34,832	Structured CMBS Pools

Total	$44,556

	281	Structured CMBS Pools insured in the Secondary Market prior to 2005 (8 pools)(3)

Grand Total	$44,837

All figures represent MBIA’s insured net par outstanding as of June 30, 2009. Data was gathered from several third-party sources such as trustee reports, Intex, Bloomberg and rating agency websites; therefore, amounts and distributions may differ depending on data source and interpretation. Collateral ratings are current as of July 16, 2009. The totals may not sum due to rounding.

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

While we have observed continued stress in the CMBS market, including a substantial rise in delinquencies by borrowers, we have not recognized impairments on these transactions. Our static pooled portfolio comprises over 56,000 loans and is well diversified geographically and by property type in keeping with the industry as a whole. The current weighted average debt service coverage ratio of underlying mortgages in the CMBS pools is 1.55, with a weighted average loan-to-value ratio of 70%. The maturities of the underlying mortgages are generally between 6 to 7 years, with over 95% of the collateral in the form of fixed-rate loans. These factors, combined with MBIA deal attachment points ranging from 5% to 80% depending upon collateral composition provide substantial protection against losses. Additionally, underlying bond collateral loss coverage in our pools generally ranging from 2% to 30% provides further protection against losses.

Delinquencies of underlying commercial mortgages continue to rise, albeit from historically low levels. As of June 30, 2009, 30-day and over delinquencies continued to increase rapidly in the CMBS market to 4.0% and in MBIA’s insured portfolio 4.1%, primarily due to MBIA’s concentration in the 2006 vintage. MBIA believes delinquencies will continue to increase over the next 9 to 15 months. Large increases in delinquencies this quarter have been driven by the bankruptcies of several notable borrowers, such as General Growth Properties.

Over the past six months, all three major rating agencies announced and/or executed plans to review and downgrade recent vintage CMBS collateral. Moreover, they continue to change their fundamental rating methodologies for this sector. Many of our positions have been downgraded by one or more of the agencies. Given the recent increase in delinquencies we have also downgraded many of our positions internally. Given these actual and anticipated downgrades, some of the Company’s insured positions may be further downgraded. In addition, we believe there continues to be a risk of a severe and prolonged recession, which could result in increased losses on CMBS collateral. In such an event, the performance of the underlying commercial mortgages in the portfolio may be materially adversely affected. In the event that loan level losses exceed the credit enhancement in our pools, the Company could incur substantial losses.

Investment Management Services Operations

Our investment management services operations provide asset management advisory services, including cash management, discretionary asset management and structured products, to the public, not-for-profit, corporate and financial services sectors. We also have investment agreement, MTN, and commercial paper programs related to funding assets for third-party clients and for investment purposes. Such products and services are provided primarily by MBIA Inc. and certain of its wholly owned subsidiaries. The investment management services operations consist of three operating segments: advisory services, which consist of third-party and related-party fee-based asset management; asset/liability products, which include investment agreements and MTNs not related to the conduit segment; and conduits. The ratings downgrades of MBIA Corp. have resulted in the termination and collateralization of certain investment agreements and, together with the rising cost and declining availability of funding and illiquidity of many asset classes, have caused the Company to begin winding down its asset/liability products and conduit businesses.

The following tables summarize the results and assets under management of our investment management services operations for the three and six months ended June 30, 2009 and 2008. These results include revenues and expenses from transactions with the Company’s insurance and corporate operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,		Percent Change

In millions	2009	2008	2009 vs. 2008
Net investment income	$52	$252	(79%)
Fees and reimbursements	12	15	(15%)
Net gains (losses) on financial instruments at fair value and foreign exchange	115	(69)	n/m
Net realized gains (losses)	18	(409)	105%
Investment losses - other-than-temporary impairments	(265)	(436)	39%
Non-credit related losses on investments not expected to be sold (recognized in accumulated other comprehensive loss)	158	-	100%

Net investment losses - other-than-temporary impairments	(107)	(436)	75%
Net gains on extinguishment of debt	115	66	75%

Total revenues	205	(581)	135%

Operating	21	22	(13%)
Interest	69	243	(71%)

Total expenses	90	265	(66%)

Pre-tax income (loss)	$115	$(846)	114%
Ending assets under management:
Third-party	$24,070	$21,977	10%
Affiliated	18,695	37,832	(51%)

Total	$42,765	$59,809	(29%)

	Six Months Ended June 30,		Percent Change

In millions	2009	2008	2009 vs. 2008
Net investment income	$122	$602	(80%)
Fees and reimbursements	24	26	(4%)
Net gains (losses) on financial instruments at fair value and foreign exchange	161	(10)	n/m
Net realized gains (losses)	45	(369)	112%
Investment losses - other-than-temporary impairments	(461)	(660)	30%
Non-credit related losses on investments not expected to be sold (recognized in accumulated other comprehensive loss)	158	-	100%

Net investment losses - other-than-temporary impairments	(303)	(660)	54%
Net gains on extinguishment of debt	119	79	50%

Total revenues	168	(332)	150%

Operating	38	40	(5%)
Interest	164	566	(71%)

Total expenses	202	606	(67%)

Pre-tax income (loss)	$(34)	$(938)	96%

Ending assets under management:
Third-party	$24,070	$21,977	10%
Affiliated	18,695	37,832	(51%)

Total	$42,765	$59,809	(29%)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended June 30, 2009, investment management services’ revenues were a gain of $205 million compared with a loss of $581 million for the same period of 2008. Excluding net realized gains and losses, net investment losses – other-than-temporary impairments, and net gains on financial instruments at fair value and foreign exchange, revenues were $179 million compared with revenues of $333 million in the second quarter of 2008. For the first six months of 2009, investment management services’ revenues were a gain of $168 million compared with a loss of $332 million in 2008. Excluding net realized gains and losses, investment losses – other-than-temporary impairments, and net gains on financial instruments at fair value and foreign exchange, revenues were $265 million for the six months ended June 30, 2009 compared with revenues of $707 million for the same period of 2008. The decreases in revenues for the three and six months ended June 30, 2009 were primarily due to lower assets under management, particularly in the asset/liability products segment, together with reduced interest income from lower yielding short-term assets purchased to increase the liquidity of that segment, partially offset by greater gains on extinguishment of debt from repurchasing MTNs. Total investment management services’ expenses for the three months ended June 30, 2009 were $90 million, down 66% compared with the second quarter of 2008. For the six months ended June 30, 2009, total expenses of $202 million decreased by 67% from the same period of 2008. The decreases in expenses for the quarter and six months were primarily driven by a decline in interest expense from lower MTN and investment agreement balances outstanding and lower operating expenses that vary with asset and liability balances, partially offset by a reversal in 2008 of compensation-related accruals recorded in prior years.

In the second quarter of 2009, the Company adopted the provisions of FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The new accounting guidance requires us to reduce net investment losses related to other-than-temporary impairments with the portion management determines to be other than credit related losses. Credit related losses are identified as the amount of cash flows not expected to be received over the remaining term of the security using the Company’s discounted cash flow projections and assumptions. The difference between the fair value and the amount we do not expect to receive over the remaining term of the security is the non-credit losses.

Investment losses related to other-than-temporary impairments in the investment management services operations were $265 million for the three months ended June 30, 2009 compared with losses of $436 million for the same period of 2008. For the six months ended June 30, 2009, investment losses related to other-than-temporary impairments were $461 million compared with losses of $660 million for the same period of 2008. The investment losses related to other-than-temporary impairments for the three and six months ended June 30, 2009 are partially offset by non-credit related losses of $158 million on investments not expected to be sold. The new accounting guidance was to be applied prospectively and, as such, there is no reduction recorded in the three and six month period ended June 30, 2008 nor is there a reduction recorded during the first three months of the six month period ended June 30, 2009. Had this accounting guidance been in effect for prior periods, the total net investment losses related to other-than-temporary impairments would have been less by the amount of the non-credit related losses expected on those investments during the respective period. Upon adoption of FSP FAS 115-2, the non-credit related losses associated with impairments taken in prior periods for investments still held as of June 30, 2009 was recorded as an $86 million transition adjustment to retained earnings. Refer to “Note 6: Investments” in the Notes to Consolidated Financial Statements for further information about the effects of adopting FSP FAS 115-2 on our financial statements.

Net gains on financial instruments at fair value and foreign exchange in the investment management services operations for the three months ended June 30, 2009 were $115 million compared with net losses of $69 million for the same period of 2008. For the six months ended June 30, 2009, net gains on financial instruments at fair value and foreign exchange were $161 million compared with net losses of $10 million for the same period of 2008. The net gains for the three and six months ended June 30, 2009 were primarily generated from gains on interest rate swaps due to higher interest rates. The net losses in the first and second quarter of 2008 were primarily generated from losses on CDSs due to wider spreads and the terminations of swaps. As of June 30, 2009, ending assets under management were $42.8 billion, $0.8 billion lower compared with assets under management of $43.6 billion as of December 31, 2008 and $17.0 billion lower compared with assets under management of $59.8 billion as of June 30, 2008. Decreases in assets under management were predominantly due to a reduction in outstanding investment agreements and MTNs within the asset/liability products segment from scheduled amortization, termination of investment agreements due to ratings downgrades, and repurchases of MTNs by the Company. Conduit ending assets included in assets under management as of June 30, 2009 totaled $1.8 billion compared with $2.4 billion as of December 31, 2008. Conduit assets declined due to the maturity and scheduled amortization of transactions. Advisory services segment balances, which include assets managed for external clients and our insurance and corporate investment portfolios, increased $2.9 billion for the three months ended June 30, 2009 due to an increase in third-party assets managed. Total average assets under management decreased 8% to $42.2 billion for the three months ended June 30, 2009 from $46.0 billion for the three months ended December 31, 2008, due to decline in the asset/liability products and conduit segments partially offset by an increase in assets managed for third-party clients.

The following provides a summary of each of the investment management services’ businesses by segment. Refer to “Note 12: Business Segments” in the Notes to Consolidated Financial Statements for additional information about the Company’s investment management services’ segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Advisory Services

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change

In millions	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Total revenues	$13	$18	(28%)	$27	$35	(25%)

Total expenses	12	12	3%	22	20	8%

Pre-tax income (loss)	$1	$6	(79%)	$5	$15	(68%)

For the three months ended June 30, 2009, advisory services reported pre-tax income of $1 million compared to $6 million in the same period of 2008. For the six months ended June 30, 2009, pre-tax income of $5 million was down $10 million compared with the same period of 2008. The decrease in pre-tax income for the three and six months ended June 30, of 2009 primarily resulted from a decrease in asset management fees earned on assets in our asset/liability products and conduit segments, which declined substantially.

Average third-party assets under management for the three months ended June 30, 2008 were $34.1 billion, compared with $32.1 billion in the fourth quarter of 2008. As of June 30, 2009, third-party ending assets under management at market value were $24.1 billion, increasing 18% from $20.3 billion as of December 31, 2008. The increase in third-party ending assets under management resulted from increases in municipal pool balances and, to a lesser extent, increases in discretionary account balances related to existing and new accounts. As of June 30, 2009, ending assets under management at market value related to the Company’s other segments (affiliates) were $18.7 billion, decreasing 20% from $23.3 billion as of December 31, 2008. The decrease in assets managed for affiliates was principally the result of sales of investments to repurchase MTNs and repay maturing and terminated investment agreements in our asset/liability products segment.

The Company has issued commitments to three pooled investment programs managed or administered by MBIA-MISC and its subsidiary. These commitments cover losses in such programs should the net asset values per share decline below specified per share values. At June 30, 2009, the maximum amount of future payments that the Company would be required to make under these commitments was $7.3 billion. These commitments will be in effect so long as MBIA-MISC and its subsidiary remain as manager or administrator and each program remains in compliance with its respective investment objectives and policies. Although the pools generally hold high-quality short-term investments, given the current credit and liquidity environment, there is an increased risk that the Company will be required to make payments or incur a loss under these guarantees in the event of material redemptions by shareholders of the pools and the need to liquidate investments held in the pools. These guarantees are accounted for as derivatives, and the net unrealized gains (losses) on these derivatives for the three and six months ended June 30, 2009 and 2008 were gains of $2 thousand, losses of $1 thousand, gains of $2 thousand and gains of $11 thousand, respectively. The Company has, and may in the future, purchase investments at its discretion from the pooled investment programs it manages, whether or not such programs have been guaranteed by the Company.

Asset/Liability Products

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change

In millions	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Total revenues	$171	$(623)	(127%)	$121	$(424)	129%

Total expenses	75	235	(68%)	172	533	(68%)

Pre-tax income (loss)	$96	$(858)	(111%)	$(51)	$(957)	95%

For the three months ended June 30, 2009, asset/liability products reported a pre-tax gain of $96 million compared with pre-tax loss of $858 million for the same period of 2008. For the six months ended June 30, 2009, pre-tax loss was $51 million, compared to $957 million for the same period of 2008. The pre-tax gain for the three months ended June 30, 2009 resulted from $116 million of net gains on financial instruments recorded at fair value and foreign exchange, $95 million on net gains on MTN repurchases gains and investment agreement terminations, and partially offset by $108 million in investment losses – other-than-temporary impairments. The pre-tax loss for the six months ended June 30, 2009 resulted from $303 million in investment losses – other-than-temporary impairments, partially offset by net gains on financial instruments at fair value and foreign exchange of $171 million and net gains on extinguishment of debt of $98 million. Excluding realized gains and losses from investment securities, net gains and losses on financial instruments at fair value and foreign exchange, investment losses – other-than-temporary impairments, and net gains from debt repurchases, the segment’s pre-tax gain for the three months ended June 30, 2009 was $26 million compared with pre-tax loss of $8 million for the same period of 2008. For the six months ended June 30, 2009, the segment’s pre-tax loss, excluding realized gains and losses from investment securities, net gains and losses on financial instruments at fair value and foreign exchange, investment losses – other-than-temporary impairments, and net gains from debt repurchases, was $62 million compared with pre-tax income of $6 thousand with the same period of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

These decreases were principally due to a significant decline in net interest income, which resulted from a decrease in total assets in the segment and interest earned on remaining assets as we rebalanced the portfolio into cash and short-term investments to meet current and future liquidity needs, together with increased interest costs for inter-segment loan facilities from the Company’s structured finance and international insurance segment, the U.S. public finance insurance segment, and the corporate segment.

As of June 30, 2009, principal and accrued interest outstanding on investment agreement and MTN obligations and securities sold under agreements to repurchase totaled $6.2 billion compared with $9.7 billion at December 31, 2008. In addition, as of June 30, 2009, the segment had a repurchase agreement outstanding with MBIA Corp. for $2.0 billion and cash advanced from the Company’s corporate segment of $600 million, which was unchanged from December 31, 2008. Cash and investments supporting the segment’s liabilities, including intercompany liabilities, had market values plus accrued interest of $5.8 billion and $9.1 billion as of June 30, 2009 and December 31, 2008, respectively. These assets comprise securities with an average credit quality rating of single-A. The fair values of assets increased for the three months ended June 30, 2009 relative to the carrying value of liabilities due to the tightening of credit spreads across the fixed-income market in general and for certain specific asset holdings, while the liabilities are not carried at fair value. Additionally, receivables for securities sold net of payables for securities purchased were $7 million and $64 million as of June 30, 2009 and December 31, 2008, respectively. Refer to the “Liquidity” section included herein for a discussion about the liquidity position of the asset/liability products program.

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

Conduits

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change

In millions	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Total revenues	$23	$31	(21%)	$24	$71	(65%)

Total expenses	5	25	(78%)	12	67	(81%)

Pre-tax income (loss)	$18	$6	n/m	$12	$4	n/m

For the three months ended June 30, 2009, our conduits segment reported a pre-tax gain of $18 million compared with a pre-tax gain of $6 million for the same period of 2008. For the six months ended June 30, 2009, pre-tax income of $12 million increased $8 million from the same period of 2008. Excluding losses on financial instruments at fair value and foreign exchange and net gains on extinguishment of debt, Conduits’ pre-tax loss was $1 million for the three months ended June 30, 2009 compared with pre-tax income of $4 million in the same period of 2008. For the six months ended June 30, 2009, excluding losses on financial instruments at fair value and foreign exchange and net gains on extinguishment of debt, Conduits’ pre-tax loss was $0.6 million compared with pre-tax income of $7 million for the same period of 2008. The increase in pre-tax income for the three and six months ended June 30, 2009 principally resulted from the net gains on debt extinguishment partially offset by net losses on financial instruments at fair value and foreign exchange primarily consist of an $1 million and $9 million loss, respectively, related to fair valuing an embedded derivative, which captures the difference between initial expectations of cash receipts in three Meridian Funding Company, LLC (“Meridian”) prepaid swaps and updated expectations based upon revised cash flow/discount factors. Certain of MBIA’s consolidated subsidiaries have invested in our conduit debt obligations or have received compensation for services provided to our conduits. As such, we have eliminated intercompany transactions with our conduits from our consolidated balance sheet and statement of operations. After the elimination of such intercompany assets and liabilities, conduit investments (including cash) and conduit debt obligations totaled $2.1 billion at June 30, 2009. The effect of the elimination on the Company’s consolidated balance sheet is a reduction of fixed-maturity investments, representing investments in conduit MTNs by other MBIA subsidiaries, with a corresponding reduction of conduit MTNs .

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

Corporate Operations

Our corporate operations primarily consist of holding company activities. The following tables summarize the consolidated results of our corporate operations for the three and the six months ended June 30, 2009 and 2008. These results include revenues and expenses from transactions with the Company’s insurance and investment management services operations.

	Three Months Ended June 30,		Percent Change
In millions	2009	2008	2009 vs. 2008
Net investment income	$4	$7	(43%	)
Net gains (losses) on financial instruments at fair value and foreign exchange	(2)	54	n/m
Net realized gains (losses)	4	3	33%
Net gains on extinguishment of debt	1	-	n/m

Total revenues	7	64	(89%	)

Operating	7	6	17%
Interest	18	19	(5%	)

Total expenses	25	25	0%

Pre-tax income (loss)	$(18)	$39	n/m

	Six Months Ended June 30,		Percent Change
In millions	2009	2008	2009 vs. 2008
Net investment income	$11	$15	(27%	)
Net gains (losses) on financial instruments at fair value and foreign exchange	(11)	11	n/m
Net realized gains (losses)	3	1	n/m
Net gains on extinguishment of debt	2	-	n/m

Total revenues	5	27	(81%	)

Operating	15	13	15%
Interest	36	39	(7%	)

Total expenses	51	52	(2%	)

Pre-tax income (loss)	$(46)	$(25)	84%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended June 30, 2009, revenues in our corporate operations decreased 89% to $7 million compared with revenues of $64 million for the same period in 2008. Revenues in 2009 included a gain of $1 million related to fair valuing warrants issued to Warburg Pincus, which is included in net gains (losses) on financial instruments at fair value and foreign exchange, compared with a gain of $57 million in 2008. Additionally, net investment income decreased to $4 million in 2009 from $7 million in 2008 due to a decrease in yields on invested assets and a decrease in the average balance of invested assets. The average balance of invested assets declined due to payments of interest on corporate debt and operating expenses in the absence of dividends from subsidiaries. For the three months ended June 30, 2009, expenses in our corporate segment of $25 million were consistent with the same period in 2008. An increase in operating expenses of $1 million, primarily due to an increase in the amount of directors’ and officers’ liability insurance expense allocated to this segment, was offset by a $1 million decrease in interest expense. Interest expense decreased as a result of repurchasing corporate debt during 2008 and 2009.

For the six months ended June 30, 2009, revenues in our corporate operations decreased 81% to $5 million compared with $27 million for the same period in 2008. Revenues in 2009 included a loss of $8 million related to fair valuing warrants issued to Warburg Pincus compared with a gain of $12 million in 2008. Additionally, net investment income decreased to $11 million in 2009 from $15 million in 2008 due to a decrease in yields on invested assets and a decrease in the average balance of invested assets. The average balance of invested assets declined due to payments of interest on corporate debt and operating expenses in the absence of dividends from subsidiaries. For the six months ended June 30, 2009, expenses in our corporate segment of $51 million were slightly below the same period in 2008. An increase in operating expenses of $2 million, primarily due to an increase in the amount of directors’ and officers’ liability insurance expense allocated to this segment, was offset by a $3 million decrease in interest expense. Interest expense decreased as a result of repurchasing corporate debt during 2008 and 2009.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,
In millions	2009		2008
Pre-tax income (loss)	$1,503		$2,935

Provision (benefit) for income taxes	$605	40.3%	$1,235	42.1%

	Six Months Ended June 30,
In millions	2009		2008
Pre-tax income (loss)	$2,488		$(765)

Provision (benefit) for income taxes	$890	35.8%	$(58)	7.6%

The Company’s effective tax rate for the six months ended June 30, 2009 was primarily a result of an unrealized net gain recorded on the Company’s derivatives portfolio, the tax-exempt interest from investments, and the change in the valuation allowance. For the six months ended June 30, 2009, the Company has recorded mark-to-market net gains, which are treated as discrete items for purposes of calculating its full year effective tax rate. The Company’s effective tax rate for the six months ended June 30, 2008 is primarily driven by the establishment of a valuation allowance.

Embedded in the current effective tax rates for the three and six months ended June 30, 2009 are the tax effects of the Company’s expected operating activities such as scheduled premium earnings, fees, and net investment income and operating expenses. However, the discrete treatment of the pre-tax amount of the unrealized net gains which is taxed at a 35% rate and the increase in the valuation allowance relative to the Company’s expected operating activities have contributed to the Company’s current effective tax rates for the quarter and year-to-date to be higher. Absent these non-recurring and discrete items, the Company would expect to have effective tax rates for the quarter and six months below the 35% statutory tax rate.

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

As of June 30, 2009, the Company reported a net deferred tax asset of $1.3 billion primarily related to unrealized losses recorded on the Company’s derivative and investment portfolios. Included in the net deferred tax asset of $1.3 billion is the valuation allowance of $412 million. The change in the valuation allowance for the six months ended June 30, 2009 includes a reduction in the valuation allowance of $30 million as part of the adoption of FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to the Consolidated Financial Statements for further discussion about the adoption of FSP FAS 115-2. As of June 30, 2008, the Company established a valuation allowance of $199 million. Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion about our deferred tax asset and valuation allowance.

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

As of June 30, 2009, the Company has not experienced an ownership change under Section 382. However, had one occurred as of June 30, 2009, the ownership change, in itself, would not have had a material impact on the Company’s financial position or results of operations. The Company has already established a full valuation allowance against its capital loss carryforwards and the Company has the intent to hold securities with unrealized losses as of June 30, 2009 to maturity or until such time as the value recovers as not to trigger realized losses subject to limitations under Section 382. Additionally, the Company expects to have sufficient income to utilize its alternative minimum tax credit, which may be carried forward indefinitely. The Company has no net operating loss carryforwards from 2008.

CAPITAL RESOURCES

The Company manages its capital resources to maintain appropriate claims-paying resources for National and MBIA Corp. Capital resources are defined by the Company as total shareholders’ equity and long-term debt issued by MBIA Inc. for general business purposes, surplus notes issued by MBIA Corp., and bank loans under liquidity facilities. As of June 30, 2009, total shareholders’ equity was $2.8 billion and total long-term debt was $2.5 billion. MBIA maintains debt at levels it considers to be prudent based on its cash flow and total capital (shareholders’ equity plus long-term debt).

Securities Repurchases

Equity securities

Repurchases of stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to support our liquidity and other business needs.

During the six months ended June 30, 2009, we repurchased 1.7 million common shares of MBIA Inc. under our share repurchase program at a cost of $4.2 million and an average price of $2.48 per share. As of June 30, 2009, we had repurchased a total of 42.1 million shares under our share repurchase program at an average price of $21.01 per share and $115 million remained available under the program.

MBIA Inc. also repurchased 1,082 shares of the outstanding preferred stock of MBIA Insurance Corporation at a purchase price of $10,000 per share or 10% of the face value, of which 1,012 shares were repurchased in connection with the previously announced tender offer. As of June 30, 2009, 1,677 preferred shares of MBIA Insurance Corporation remained outstanding with a carrying value of $16.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Debt securities

In addition to stock repurchases, MBIA Inc. or its subsidiaries may repurchase their outstanding debt securities at prices that we deem to be economically advantageous. During the six months ended June 30, 2009, MBIA Inc. repurchased $11.1 million par value outstanding of its general corporate debt at an average price of 81.98 and our investment management services operations repurchased $403.9 million par value outstanding of MTNs issued by its asset/liability products segment at an average price of 51.40. Additionally, during the six months ended June 30, 2009, MBIA Inc. repurchased $7.5 million par value of surplus notes issued by MBIA Corp. at an average price of 30.67. The gain on the repurchase of surplus notes is only reflected in the consolidated accounts of the Company.

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

Insurance Liquidity

U.S. Public Finance Insurance

Liquidity risk arises in our U.S. public finance insurance segment when claims on insured exposures result in payment obligations, when operating cash inflows fall due to depressed new business writings, lower investment income, or unanticipated expenses, or when invested assets experience credit defaults or significant declines in fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our U.S. public finance insurance segment’s financial guarantee contracts cannot be accelerated, thereby mitigating liquidity risk. However, defaults, credit impairments and adverse capital markets conditions such as we are currently experiencing, can create payment requirements as a result of our irrevocable pledges to pay principal and interest, or other amounts owing on insured obligations, when due. Additionally, our U.S. public finance insurance segment requires cash for the payment of operating expenses. Finally, National also provides liquid assets to our asset/liability products segment through matched repurchase and reverse repurchase agreements to support its business operations and liquidity position, as described below.

Since inception, National, the entity from which we conduct our U.S. public finance insurance business, has exhibited robust cash flows from operations, and relatively stable and predictable cash outflows. National had a substantial cash and short-term investment position of $506 million as of June 30, 2009, and a highly liquid investment portfolio. All restrictions on cash and investments related to the FGIC trust were released on July 1, 2009 under the terms of the agreement.

As of June 30, 2009, the Company determined that the liquidity position of its U.S. public finance insurance segment was sufficient to meet cash requirements in the ordinary course of business.

Structured Finance and International Insurance

Liquidity risk arises in our structured finance and international insurance segment when claims on insured exposures result in payment obligations, when operating cash inflows fall due to depressed new business writings, lower investment income, or unanticipated expenses, or when invested assets experience credit defaults or significant declines in fair value.

In general, our structured finance and international segment’s financial guarantee contracts and CDS contracts cannot be accelerated, thereby mitigating liquidity risk. (Under the terms of our insured CDS contract, the insured counterparty may have a right to terminate the CDS contract upon an insolvency or payment default of MBIA Corp.) However, defaults, credit impairments and adverse capital markets conditions such as we are currently experiencing, can create payment requirements as a result of our irrevocable pledges to pay principal and interest, or other amounts owing on insured obligations, when due. Additionally, our structured finance and international insurance segment requires cash for the payment of operating expenses, as well as principal and interest related to its surplus notes and preferred stock issuance. MBIA Corp. also provides guarantees to the holders of our asset/liability products debt obligations. If our asset/liability products segment were to be unable to service the principal and interest payments on its debt and investment agreements, the holders of the insured liabilities would make a claim under the MBIA Corp. insurance policies. MBIA Corp. has lent $2.0 billion to the asset/liability products segment on a secured basis for the purpose of minimizing the risk that such claim would be made. The loan matures in the fourth quarter of 2011. The timing of the repayment may be affected by the performance of assets in the asset/liability product’s investment portfolio.

Since the fourth quarter of 2007, MBIA Corp. made $3.7 billion of cash payments, before reinsurance, associated with insured second-lien RMBS securitizations, as well as settlement payments relating to CDS contracts referencing CDO-squareds and multi-sector CDOs. Among MBIA Corp.’s outstanding insured portfolio, these types of insured exposures have exhibited the highest degree of payment volatility and continue to pose material liquidity risk to the Company’s structured finance and international insurance segment. As a result of the current economic stress, MBIA could incur additional payment obligations beyond these mortgage-related exposures, which may be substantial, increasing the stress on MBIA Corp.’s liquidity.

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

In addition to our residential mortgage stress scenario, we also monitor liquidity risk using a Monte Carlo estimation of potential stress-level claims for all insured principal and interest payments due in the next 12-month period. These probabilistically determined payments are then compared to the Company’s invested assets. This theoretic liquidity model supplements the scenario-based liquidity model described above providing the Company with a robust set of liquidity metrics with which to monitor its risk position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company manages the investment portfolios of its insurance segments in a conservative manner to maintain cash and liquid securities in an amount in excess of all stress scenario payment requirements. To the extent our liquidity resources fall short of our target liquidity cushions under the stress-loss scenario testing, the Company will seek to increase its cash holdings position, primarily through the sale of high-quality bonds held in its investment portfolio. As of June 30, 2009, MBIA Corp. had unencumbered cash and available-for-sale investments of $3.5 billion, of which $1.7 billion comprised cash and highly liquid assets of MBIA Insurance Corporation. We believe that MBIA Corp. has sufficient cash on hand, liquid assets and future cash receipts to satisfy expected claims payments.

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

The asset/liability products segment, through MBIA Inc., maintained simultaneous repurchase and reverse repurchase agreements with MBIA Insurance Corporation under which MBIA Inc. borrowed government securities in exchange for lending other investment grade fixed-income securities to MBIA Insurance Corporation. The government securities borrowed by the asset/liability products segment are pledged to counterparties under collateralized investment agreements and repurchase agreements. In connection with the Company’s separation of its insurance business into distinct legal entities in February 2009, the assets borrowed by MBIA Inc. were transferred from MBIA Insurance Corporation to National. As a result, the Company terminated the repurchase and reverse repurchase agreements between MBIA Inc. and MBIA Insurance Corporation and established new agreements between MBIA Inc. and National for up to $2.0 billion under substantially the same terms. As of June 30, 2009, the fair value of security borrowings under these agreements totaled $1.9 billion.

Other liquidity support outstanding as of June 30, 2009 included a $600 million advance from our corporate segment to our asset/liability products segment and an intercompany repurchase agreement between MBIA Inc. and MBIA Insurance Corporation for up to $2.0 billion, under which the full $2.0 billion was borrowed. As of June 30, 2009, including the $2.6 billion of intercompany resources, the asset/liability products segment had cash and investments of $5.8 billion and receivables for securities sold net of payables for securities purchased of $7 million.

Following the Moody’s downgrade of MBIA Corp. to Baa1 in November 2008, most outstanding investment agreements were terminated in accordance with their terms. As of June 30, 2009, we had $6.2 billion in remaining liabilities related to our asset/liability products business, of which $3.0 billion were investment agreements. All of the investment agreements were collateralized by cash or high-grade securities. This included $1.3 billion of investment agreements which were terminable at the holders’ option upon the downgrade of MBIA Corp. to Baa1 by Moody’s or to BBB+ by S&P, but for which the holders did not choose to terminate the investment agreements. The remaining $3.2 billion in liabilities consist of MTNs issued by MBIA Global Funding, LLC and term repurchase agreements. No additional collateral or termination provisions would be triggered in the event of a further downgrade of MBIA Corp.’s credit rating. Payments and additional collateral requirements on the liabilities in the asset/liability products segment are expected to be met without the need for additional asset sales in the current stressed credit environment but rather from cash flows from investments and the intercompany facilities described above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We currently believe that the liquidity position of the asset/liability products segment, including the utilization of intercompany resources, is adequate to meet projected payments. Certain events, however, could place further stress on our ability to meet asset/liability segment obligations without additional asset sales or borrowing facilities, including any further asset impairments, asset or liability cash flow variability, or increased collateral margin requirements due to a reduction in the market value or rating eligibility of assets pledged as collateral. In such events, we may be forced to sell additional assets at potentially substantial losses to meet such obligations. Additionally, the asset/liability products segment may receive further liquidity support from our corporate segment, however, there can be no assurance that such support would be adequate to meet all payment obligations.

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

As of June 30, 2009, the corporate activities of MBIA Inc. had $410 million of cash and highly liquid assets available for general corporate liquidity purposes, of which $370 million comprised cash and short-term investments, compared with estimated debt service, including maturities, and operating expenses of $220 million through year-end 2010.

In addition to MBIA Inc.’s corporate liquidity needs described above, it issued investment agreements reported within the Company’s asset/liability products segment, all of which are currently collateralized by high-quality liquid investments. The Company’s corporate debt and investment agreements can be accelerated by the holders of such instruments upon the occurrence of certain events, including a breach of covenant or representation, a bankruptcy of MBIA Inc. and the filing of an insolvency proceeding in respect to MBIA Corp. In the event of any such acceleration, the Company may not have sufficient liquid resources to pay amounts due with respect to its corporate debt obligations.

Consolidated Cash Flows

Operating Cash Flows

For the six months ended June 30, 2009, net cash used by operating activities totaled $805 million compared with net cash provided by operating activities of $441 million for the six months ended June 30, 2008. Net cash used by operating activities in the first six months of 2009 was largely related to loss payments on financial guarantee insurance policies insuring RMBS exposure. Cash from operating activities during 2009 was adversely impacted by a decrease in net investment income and premium collections. Net cash provided by operating activities for the six months ended June 30, 2008 was driven by premium collections, investment income and $253 million in refunds of income taxes paid in prior years, partially offset by claim payments made on financial guarantee insurance policies.

During the remainder of 2009, we currently expect that we will be required to make loss and CDS settlement payments, before reinsurance, of between $1.4 billion and $1.6 billion primarily relating to insured RMBS and multi-sector CDO credits. In addition, our surplus notes will require interest payments totaling approximately $67 million in July 2009. We believe that we have sufficient cash on hand, liquid assets and future cash receipts to satisfy expected claims payments and other expenses.

Investing Cash Flows

For the six months ended June 30, 2009, net cash provided by investing activities was $2.9 billion compared with $2.5 billion for the six months ended June 30, 2008. Net cash provided by investing activities in the first six months of 2009 resulted from sales of securities for purposes of funding investment agreement withdrawals and terminations, MTN maturities and repurchases, insurance-related loss payments, and improving liquidity in our business segments. Similarly, net cash provided by investing activities in the first six months of 2008 resulted from sales of securities for purposes of funding investment agreement withdrawals and terminations, MTN maturities and repurchases, and improving liquidity primarily within our asset/liability products segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Cash Flows

For the six months ended June 30, 2009, net cash used by financing activities was $3.5 billion compared with $1.9 billion for the six months ended June 30, 2008. Net cash used by financing activities in the first six months of 2009 principally related to withdrawals and terminations of investment agreements and maturities and repurchases of MTNs within our asset/liability products segment. Net cash used by financing activities in the first six months of 2008 also related to withdrawals and terminations of investment agreements and maturities and repurchases of MTNs within our asset/liability products segment, partially offset by proceeds received from our capital issuance and surplus notes transactions.

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

On February 17, 2009, MBIA Corp. declared and paid a dividend of $1.1 billion to MBIA Inc. after receiving prior approval from the Superintendent of the NYSID. As a result, MBIA Corp. will not be able to pay dividends without prior approval from the Superintendent of the NYSID until February 17, 2010. The $1.1 billion dividend, together with a $938 million return of capital, was used to further capitalize National.

In connection with the separation of our insurance operations, National entered into the previously disclosed reinsurance agreement with MBIA Insurance Corporation, whereby National assumed all of MBIA Insurance Corporation’s outstanding U.S. public finance business. As a consequence of the reinsurance transaction, National recorded a $1.3 billion contingency reserve, which brought its earned surplus to deficit of $2.0 billion. Under Illinois insurance law, dividends can only be paid from earned surplus. Therefore, National would be unable to pay dividends for an extended period. The Company has submitted applications to its regulators to redomesticate National to New York and has simultaneously requested approval from the NYSID to reset National’s unassigned surplus.

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

Triple-A One, an MBIA-administered multi-seller conduit consolidated in the Company’s conduit segment, historically issued commercial paper to fund assets, which were insured by MBIA Corp. Triple-A One also maintained backstop liquidity facilities covering 100% of the face amount of commercial paper outstanding. During 2008, conditions in the asset-backed commercial paper market deteriorated making it increasingly difficult for Triple-A One to issue new commercial paper at commercially acceptable rates to repay maturing obligations. Accordingly, Triple-A One borrowed under its liquidity facilities to repay maturing commercial paper. By September 2008, these facilities were drawn in full and Triple-A One ceased issuing commercial paper. As of June 30, 2009 borrowings under liquidity facilities totaled $389 million and will be repaid as the assets purchased by Triple-A One mature. The financial guarantee policies issued by MBIA Corp. to insure the assets of Triple-A One cannot be accelerated to repay borrowings under the liquidity facilities and only guarantee ultimate payments over time relating to the assets.

Investments

Our available-for-sale investment portfolios comprise high-quality fixed-income securities and short-term investments. As of June 30, 2009 and December 31, 2008, the fair value of our consolidated available-for-sale investment portfolio was $14.3 billion and $17.0 billion, respectively, as presented in the following table. Additionally, consolidated cash and cash equivalents as of June 30, 2009 and December 31, 2008 were $0.9 billion and $2.3 billion, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In millions	June 30, 2009	December 31, 2008	Percent Change 2009 vs. 2008
Available-for-sale investments:
U.S. public finance insurance operations:
Amortized cost	$5,104	$-	-
Unrealized net gain (loss)	(62)	-	-

Fair value	$5,042	$-	-

Structured finance and international insurance operations
Amortized cost	$3,683	$-	-
Unrealized net gain (loss)	(251)	-	-

Fair value	$3,432	$-	-

Combined insurance operations:
Amortized cost	$8,787	$8,834	-1%
Unrealized net gain (loss)	(313)	(160)	97%

Fair value	$8,474	$8,674	-2%

Investment management services operations:
Amortized cost	$7,580	$10,279	-26%
Unrealized net gain (loss)	(2,096)	(2,328)	10%

Fair value	$5,484	$7,951	-31%

Corporate operations:
Amortized cost	$359	$365	-1%
Unrealized net gain (loss)	(3)	(7)	-52%

Fair value	$356	$358	0%

Total available-for-sale investments:
Amortized cost	$16,726	$19,478	-14%
Unrealized net gain (loss)	(2,412)	(2,495)	3%

Total available-for-sale investments at fair value	$14,314	$16,983	-16%

Held-to-maturity investments:
Combined insurance operations:
Amortized cost	$2,104	$1,215	73%
Investment management services operations:
Amortized cost	1,856	2,441	-24%

Total held-to-maturity investments at amortized cost	3,960	3,656	8%

Consolidated investments at carrying value	$18,274	$20,639	-11%

The carrying value of our consolidated investment portfolio decreased 11% to $18.3 billion as of June 30, 2009 from $20.6 billion as of December 31, 2008. The decrease in the amortized cost of available-for-sale investments in the investment management services operations principally resulted from the maturity and sale of investments to repay investment agreement and MTN obligations within our asset/liability products segment, as well as the other-than-temporary impairment of securities.

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

  Credit Quality

The quality distribution of the Company’s fixed-income investment portfolios, excluding short-term investments, based on ratings from Moody’s as of June 30, 2009 is presented in the following table. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance Available-for-Sale		Structured Finance and International Available-for-Sale		Investment Management Services Available-for-Sale		Corporate Available-for-Sale		Investments Held-to-Maturity		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Aaa	$2,012	45%	$702	39%	$967	23%	$29	85%	$194	8%	$3,904	30%

Aa	1,622	36%	225	12%	960	23%	-	0%	15	1%	2,822	22%

A	688	15%	212	12%	1,303	31%	-	0%	68	3%	2,271	17%

Baa	170	4%	193	11%	579	14%	-	0%	1,998	89%	2,940	23%

Below investment grade	-	0%	476	26%	391	9%	5	15%	21	1%	893	8%

Not rated	-	0%	-	0%	-	0%	-	0%	-	0%	-	0%

Total	$4,492	100%	$1,808	100%	$4,200	100%	$34	100%	$2,296	100%	$12,830	100%

Short-term investments	550		1,507		992		316		1,114		4,479

Unrealized loss not reflected in carrying value of held-to- maturity investments	-		-		-		-		548		548

Other investments	-		117		292		6		2		417

Consolidated investments at carrying value	$5,042		$3,432		$5,484		$356		$3,960		$18,274

As of June 30, 2009, the weighted average credit quality of the Company’s U.S. public finance insurance, structured finance and international insurance, and investment management services fixed-income available-for-sale investment portfolios, excluding short-term and other investments and investments categorized as held-to-maturity, was Aa, A, and A, respectively, as presented in the preceding table. Investments categorized as held-to-maturity had a weighted average credit quality of Baa.

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“MBIA-Insured Investments”). As of June 30, 2009, Insured Investments at fair value represented $4.3 billion or 23% of consolidated investments, of which $2.7 billion or 15% of consolidated investments were insured by MBIA Corp and National. This includes conduit investments, which were all insured by MBIA Corp., at fair value of $1.5 billion or 8% of consolidated investments.

As of June 30, 2009, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the A range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range, and 4% of the total investment portfolio would be rated below investment grade.

The distribution of the Company’s Insured Investments by financial guarantee insurer as of June 30, 2009 is presented in the following table:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	U.S. Public Finance Available-for-Sale		Structured Finance and International Available-for-Sale		Investment Management Services Available-for-Sale		Corporate Available-for-Sale		Investments Held-to-Maturity		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
MBIA Corp.	$74	0%	$264	2%	$500	3%	$-	0%	$1,458	8%	$2,296	13%
FSA	304	2%	13	0%	328	2%	-	0%	-	0%	645	4%
Ambac	121	1%	11	0%	352	2%	5	0%	-	0%	489	3%
National	282	2%	23	0%	96	1%	-	0%	-	0%	401	2%
FGIC	22	0%	2	0%	149	1%	-	0%	-	0%	173	1%
Other	203	1%	1	0%	70	0%	-	0%	-	0%	274	2%

Total	$1,006	6%	$314	2%	$1,495	9%	$5	0%	$1,458	8%	$4,278	25%

In purchasing Insured Investments, the Company independently assesses the underlying credit quality, structure and liquidity of each investment, in addition to the creditworthiness of the insurer. Insured Investments are diverse by sector, issuer and size of holding. The Company assigns underlying ratings to its Insured Investments without giving effect to financial guarantees based on underlying ratings assigned by Moody’s, or another external agency, when a rating is not published by Moody’s. When an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment. A downgrade of a financial guarantee insurer will likely have an adverse affect on the fair value of investments insured by the downgraded financial guarantee insurer. If MBIA determines that declines in the fair values of Insured Investments are other than temporary, the Company will record a realized loss through earnings.

The underlying ratings of the MBIA-Insured Investments as of June 30, 2009 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions	U.S. Public	Structured Finance and	Investment
Underlying Ratings	Finance Insurance	International Insurance	Management Services	Conduit
Scale	Available-for-Sale	Available-for-Sale	Available-for-Sale	Held-to-Maturity	Total
MBIA Corp.:
Aaa	$-	$6	$-	$142	$148
Aa	-	-	28	62	90
A	42	-	144	102	288
Baa	30	62	258	1,078	1,428
Below investment grade	2	196	70	74	342

Total MBIA Corp.	$74	$264	$500	$1,458	$2,296

National:
Aaa	$-	$-	$-	$-	$-
Aa	64	-	30	-	94
A	177	22	44	-	243
Baa	41	-	23	-	64
Below investment grade	-	-	-	-	-

Total National	$282	$22	$97	$-	$401

Total MBIA-Insured Investments	$356	$286	$597	$1,458	$2,697

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Without giving effect to the MBIA guarantee of MBIA-Insured Investments in the consolidated investment portfolio, at June 30, 2009, based on the actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio would be in the A range, the weighted average rating of only the MBIA-Insured Investments would be in the Baa range, and 2% of the consolidated investment portfolio would be rated below investment grade.

Conduit programs involve the use of rating agencies in assessing the quality of asset purchases and in assigning ratings to the various programs funded through the conduits. All transactions currently funded in the conduits had an underlying rating of at least investment grade by Moody’s and S&P prior to funding. The weighted average underlying rating for transactions currently funded in the conduits was A- by S&P and A2 by Moody’s at the time such transactions were funded. MBIA estimates that the current weighted average underlying rating of all outstanding conduit transactions was BBB by S&P and Baa1 by Moody’s at June 30, 2009.

Impaired Investments

Investments for which the Company has recorded unrealized losses are tested quarterly for other-than-temporary impairment. For each security that meets the threshold of either 20% impaired at the time of review or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period, a further analysis of the security is performed to assess if the impairment is other than temporary. As of June 30, 2009, the Company had a pre-tax unrealized net loss of $2.1 billion related to its investment management services operations’ available-for-sale investment portfolio. Included in the investment management services operations’ pre-tax unrealized net loss of $2.1 billion were unrealized gross losses totaling $1.0 billion within the asset-backed sector, primarily consisting of CDO and credit card investments, which primarily resulted from changes in the fair value of these securities due to a significant widening of market credit spreads.

The following table presents the fair values and gross unrealized losses by credit rating category of ABS included in our consolidated investment portfolio as of June 30, 2009 for which fair value was less than amortized cost. Of the total $1.2 billion of fair value and $1.0 billion of unrealized losses, $942 million of fair value and $843 million of unrealized losses relates to ABS included in our asset/liability products investment portfolio. Fair values include the benefit of guarantees provided by financial guarantors, including MBIA. The credit ratings are based on ratings from Moody’s as of June 30, 2009 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For insured bonds, the credit rating reflects the greater of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Total
Asset-Backed Sector	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS CDO	$16	$(54)	$3	$(7)	$11	$(30)	$12	$(17)	$245	$(377)	$287	$(485)
Corporate CDO	192	(118)	93	(39)	97	(76)	2	(23)	1	(11)	385	(267)
Auto loans	4	-	52	(7)	-	-	-	-	12	(11)	68	(18)
Credit cards	82	(13)	18	(10)	4	-	-	-	43	(6)	147	(29)
Equipment Leases	1	-	-	-	-	-	36	(18)	-	-	37	(18)
Small business/ student loans	18	(8)	-	-	-	-	18	(13)	-	-	36	(21)
Other ABS	54	(4)	68	(97)	57	(42)	67	(39)	-	-	246	(182)

Total	$367	$(197)	$234	$(160)	$169	$(148)	$135	$(110)	$301	$(405)	$1,206	$(1,020)

Seventy-five percent of our investments in ABS reported in the preceding table were rated investment grade with 30% rated Aaa. Of the $1.2 billion of ABS investments reported in the preceding table, $337 million include the benefit of guarantees provided by third-party financial guarantors and $255 million include the benefit of guarantees provided by MBIA Corp. The average credit rating of all guaranteed ABS investments, using the higher of the guarantors’ ratings or the underlying bond ratings, was A and the average underlying credit rating of guaranteed ABS investments, without giving effect to the guarantees, was BBB. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $326 million or 27% of the securities included in the preceding table were rated below investment grade.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair values and gross unrealized losses by credit rating category of direct corporate obligations included in our consolidated investment portfolio as of June 30, 2009 for which fair value was less than amortized cost:

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Direct Corporate Obligations	$232	$(12)	$352	$(61)	$1,050	$(236)	$519	$(169)	$38	$(50)	$2,191	$(528)

Total	$232	$(12)	$352	$(61)	$1,050	$(236)	$519	$(169)	$38	$(50)	$2,191	$(528)

Ninety-eight percent of our investments in corporate obligations reported in the preceding table were rated investment grade with 11% rated Aaa. Of the $2.2 billion of corporate obligations reported in the preceding table, $119 million include the benefit of guarantees provided by third-party financial guarantors, $79 million include the benefit of guarantees provided by MBIA Corp., and $21 million include the benefit of guarantees provided by National. The average credit rating of all guaranteed corporate obligations included in the preceding table, using the higher of the guarantors’ ratings or the underlying bond ratings, was A and the average underlying credit rating of these guaranteed corporate obligations without giving effect to the guarantees was BBB. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp. and National, $81 million or 4% of the securities included in the preceding table were rated below investment grade.

The following table presents the fair values and gross unrealized losses by credit rating category of mortgage-backed securities included in our consolidated investment portfolio as of June 30, 2009 for which fair value was less than amortized cost:

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Total
Mortgage Backed Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
RMBS:
Collateralized	$136	$(18)	$39	$(58)	$4	$(8)	$20	$(14)	$268	$(279)	$467	$(377)
Home Equity	7	(2)	101	(92)	13	(3)	24	(7)	184	(150)	329	(254)
Pass-through securities	109	(2)	-	-	-	-	-	-	-	-	109	(2)
Other	13	(2)	19	(18)	1	-	-	-	24	(13)	57	(33)
CMBS	7	(3)	18	(6)	1	(1)	1	-	3	(5)	30	(15)

Total	$272	$(27)	$177	$(174)	$19	$(12)	$45	$(21)	$479	$(447)	$992	$(681)

Fifty-two percent of our investments in MBS reported in the preceding table were rated investment grade with 27% rated Aaa. Of the $992 million of MBS investments reported in the preceding table, $536 million include the benefit of guarantees provided by third-party financial guarantors and $75 million include the benefit of guarantees provided by MBIA Corp. The average credit rating of all guaranteed MBS investments, using the higher of the guarantors’ ratings or the underlying bond ratings, was A and the average underlying credit rating of guaranteed MBS investments, without giving effect to the guarantees, was BB. Without giving effect to the benefit of guarantees provided by financial guarantors, including MBIA Corp., $585 million or 59% of the securities included in the preceding table were rated below investment grade.

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

Based on our assessment of other-than-temporary impairments within our investment portfolios, we concluded that 24 ABS investments included in the preceding table were other-than-temporarily impaired and we recorded realized losses of $129 million in the first six months of 2009 on those securities through current earnings. Other-than-temporary impairments of ABS investments resulted from our reassessment of the likelihood we will not receive an amount equal to our amortized cost over the remaining maturities of the securities. For the three months ended March 31, 2009 and all preceding periods, whenever we believed that we would not recover an amount equal to the amortized cost of a security over its remaining expected holding period, including maturity, we would record the difference between the amortized cost and the fair value in earnings as an other-than-temporary impairment loss. Under FSP FAS 115-2, which we adopted beginning with the three months ended June 30, 2009, we record the difference between the fair value and the amount we expect to ultimately recover based on our best estimate of cash flows discounted at the prescribed rate in earnings as a reduction to other-than-temporary impairment losses. The credit loss component recognized in earnings is identified as the amount of cash flows not expected to be received over the remaining term of the security as projected using the Company’s cash flow projections and base assumptions. Had this accounting guidance been in effect for prior periods, the total net investment losses related to other-than-temporary impairments would have been less by the amount of the non-credit related losses expected on those investments during the respective periods. We believe that, over time, the unrealized losses currently recorded on our impaired investments will recover to fair values at least equal to their current amortized costs through improvements in market conditions and the repayment of principal. As we do not intend to sell these securities and it is more likely than not that we would not be required to sell these securities prior to repayment or until such a recovery in value, we have not realized additional losses on the remainder of our investment portfolio through current earnings. However, if the creditworthiness of these investments or our intent to hold were to change, we may take additional impairments on these securities through earnings in the future.

We consider all sources of cash flows in evaluating if a security is other-than-temporarily impaired, including credit enhancements that support the payment of amounts owed by the issuer of a security. This includes the consideration of cash expected to be provided by financial guarantors, including MBIA Corp. and National, resulting from an actual or potential insurance policy claim. Therefore, we do not record other-than-temporary impairments related to credit concerns about issuers of securities insured by MBIA since investors in these securities, including MBIA, are guaranteed payment of principal and interest.

MBIA-insured securities, whether or not owned by the Company, are evaluated for impairment as part of our insurance surveillance process and, therefore, losses on MBIA-insured securities are recorded in accordance with our loss reserving policy. Refer to “Note 2: Significant Accounting Policies” and “Note 8: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements” for the quarter ended March 31, 2009 for information about our loss reserving policy and loss reserves. The determination of an impairment under our loss reserving process and under our investment impairment process differ in several ways. The two primary differences are (i) the consideration of unearned premium revenue in establishing loss reserves and (ii) the use of a risk free discount rate (prescribed by SFAS 163) in establishing loss reserves compared with the use of a discount rate reflecting the original purchase price yield on a security, which would typically be used in our analysis of other-than-temporary impairments of investments.

The following table presents the values of MBIA-Insured Investments for which fair value is less than amortized cost, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company, as of June 30, 2009. The amortized cost represents the par value owned adjusted for any purchase price premium or discount. The insurance loss reserves represent the present value of the total amount of debt service payments (principal and interest) the Company expects to make over the term of the securities. If the Company were to hold the MBIA-Insured Investments presented in the following table to maturity, the unrealized loss recorded in accumulated other comprehensive income would reverse to zero and any losses resulting from the issuers inability to pay principal or interest would be recorded as an insurance loss in the Company’s consolidated statement of operations. Additionally, the difference between amortized cost and the par value of a security will be recorded in earnings through the accretion of the discount or amortization of the premium over the term of the security.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In millions	As of June 30, 2009

Security Type	Amortized Cost	Fair Value	Unrealized Loss Recorded in Other Comprehensive Income	Insurance Loss Reserve(1)
Mortgage-backed securities	$122	$91	$(31)	$67
Asset-backed securities	616	280	(336)	2
Corporate obligations	130	100	(30)	-
State and municipal bonds	360	305	(55)	-
Other investments	128	68	(60)	-
Conduits (consolidated)	1,678	1,274	(404)	-

Total	$3,034	$2,118	$(916)	$69

(1) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Debt Obligations

Principal payments due under our debt obligations (liabilities) in the six months ending December 31, 2009 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars and liabilities issued at a discount reflect principal amounts due at maturity.

	June 30, 2009
In millions	Six Months ending December 31, 2009	2010	2011	2012	2013	Thereafter	Total
Structured finance and international insurance segment:
Surplus notes	$-	$-	$-	$-	$-	$946	$946
TALF loans	-	-	-	102	-	-	102
VIE notes	79	995	163	78	210	1,252	2,777
Investment management services segment:
Asset/liability products segment:
Investment agreements	284	523	103	469	186	1,639	3,204
Medium-term notes	-	407	56	127	197	2,297	3,084
Securities sold under agreements to repurchase	175	15	-	500	-	-	690
Conduit segment:
Medium-term notes	124	152	-	-	-	1,379	1,655
Long-term liquidity loans	7	15	17	18	19	313	389
Corporate-segment:
Long-term debt	-	73	93	-	-	916	1,082

Total	$669	$2,180	$432	$1,294	$612	$8,742	$13,929

In the second quarter of 2009 we consolidated an additional VIE, which resulted in an increase to our consolidated investments and VIE notes of $900 million, respectively. The notes of this VIE are currently scheduled to be repaid in May 2010 and have been included in the preceding table.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Term Asset-Backed Securities Loan Facility

During the second quarter of 2009, the Company purchased ABS under the Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”). TALF provides secured financing for ABS backed by certain types of consumer and small business loans. The TALF financing agreements represent term loans with varying maturities ranging from 2 to 4 years. These loans are non-recourse to MBIA, less a haircut, and are collateralized by the ABS purchased with the loan proceeds. Collateral haircuts are established by the Federal Reserve for each class of eligible collateral and determined based on price volatility. Under the program, MBIA can deliver the collateralized ABS to a special purpose vehicle created by the Federal Reserve in full defeasance of the loans.

As of June 30, 2009, the Company held ABS with a fair value of $113 million purchased under TALF that are recorded as available-for-sale investments and had $102 million of secured financings from the Federal Reserve related to the purchase of these securities that are recorded in “Long-term debt” on the Company’s consolidated balance sheet.

MARKET RISK

In general, MBIA’s market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates, credit spreads and foreign exchange rates. MBIA is exposed to changes in interest rates and credit spreads that affect the fair value of its financial instruments, namely investment securities, investment agreement liabilities, MTNs, debentures and certain derivative transactions. The Company’s investment portfolio holdings are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. Government bonds, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and ABS. In periods of rising and/or volatile interest rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities.

MBIA minimizes its exposure to interest rate risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. In addition, the Company enters into various swap agreements that hedge the risk of loss due to interest rate and foreign currency volatility.

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2009 from instantaneous shifts in interest rates.

	Change in Interest Rates

In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$487	$376	$207	$(220)	$(438)	$(645)

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments (including investment securities and investment agreement and MTN obligations) as of June 30, 2009 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. MBIA Corp.’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally change in opposite direction from the liability portfolio.

	Change in Credit Spreads

In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$241	$104	$(100)	$(377)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MBIA issued insurance policies insuring payments due on structured credit derivative contracts and directly entered into credit derivative contracts, which are marked-to-market through earnings under the requirements of SFAS 133. All these transactions were insured by the Company’s structured finance and international insurance operations. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. These transactions were usually underwritten at or above a triple-A credit rating level. As of June 30, 2009, approximately 35% of the tranches insured by the Company were rated triple-A. Additionally, MBIA’s investment management services operations enter into single-name CDSs as part of its asset management activities. In the first six months of 2009, the value of the Company’s credit derivative contracts were affected predominantly by changes in credit spreads of the underlying reference obligations’ collateral, changes in recovery rate assumptions, erosion of subordination, ratings downgrades of securities backing CDOs and the effect of the Company’s own credit risk on the portfolio in accordance with SFAS 157. As those risk factors change, the values of credit derivative contracts will change and the resulting gains or losses will be recorded within net income.

Since December 31, 2006, the Company’s portfolio of insured structured CDSs has become increasingly concentrated in transactions where the underlying reference obligations comprise CMBS and asset-backed collateral including RMBS, in addition to corporate securities. As a result, the portfolio is more sensitive to changes in credit spreads in those sectors. Beginning in the second half of 2007, credit spreads in those sectors increased significantly, resulting in a substantial decrease in the fair value of the Company’s portfolio of structured CDSs. Refer to the discussion of the attribution of the first six months of 2009 unrealized loss included in the “Results of Operations” section.

In the first six months of 2009, we have observed a further widening of CMBS market spreads, a tightening of corporate credit spreads and credit quality deterioration of certain tranches within our insured CDOs. In addition, the Company has observed an extensive widening of its own credit spreads. Predominantly, as a result of corporate spread tightening, the passage of time, termination of transactions, and the effect of SFAS 157, MBIA had gains on the portfolio, which was partially offset by wider spreads for CMBS collateral and the deterioration of some credit factors. As changes in fair value can be caused by factors unrelated to the performance of MBIA’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting may cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

The following tables reflect sensitivities to changes in credit spreads, recovery rates, rating migrations and to changes in our own credit spreads. Each table stands on its own and should be read independently of each other.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s credit derivatives portfolio of instantaneous shifts in credit spreads as of June 30, 2009. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (loss)	$1,351	$586	$153	$-	$(154)	$(676)	$(1,945)
Estimated net fair value	$(2,130)	$(2,895)	$(3,328)	$(3,481)	$(3,635)	$(4,157)	$(5,426)

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

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a one and three notch rating change in the credit quality as of June 30, 2009. A notch represents a one step movement up or down in the credit rating. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Change in Credit Ratings (Structured Finance and International Insurance Operations)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (loss)	$778	$315	$-	$(219)	$(682)
Estimated net fair value	$(2,641)	$(3,104)	$(3,419)	$(3,638)	$(4,101)

Recovery rates on defaulted collateral are an input into the Company’s valuation model. Sensitivity to changes in the recovery rate assumptions used by the Company can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of June 30, 2009. Estimated changes in fair value are calculated using the valuation methods described in the “Critical Accounting Estimates” section included herein

	Change in Recovery Rates (Structured Finance and International Insurance Operations)

In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (loss)	$555	$315	$-	$(365)	$(772)
Estimated net fair value	$(2,864)	$(3,104)	$(3,419)	$(3,784)	$(4,191)

SFAS 157 requires the Company to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in the Company’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of the Company’s insurance credit derivative portfolio using upfront credit spreads of 0%, an increase of 15%, and a decrease of 30%. The actual upfront spread used in the valuation at June 30, 2009 ranged from 34.75% to 64.25% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Upfront Credit Spread
	(Structured Finance and International Insurance Operations)
In millions	Increase by 15 Percent	No Change	Decrease by 30 Percent	Decrease to 0 Percentage Points
Estimated pre-tax net gains (loss)	$265	$-	$(2,577)	$(11,333)
Estimated net fair value	$(3,154)	$(3,419)	$(5,996)	$(14,752)

Following the inclusion of the MBIA recovery rate in the calculation of nonperformance risk for insured CDS liabilities, this year we have added a sensitivity analysis that shows the change in fair value of insured CDS liabilities due to changes in that recovery rate. The values we are showing below reflect the approximate trading range of the MBIA recovery rate in the last few months.

	MBIA's Recovery Rate (Structured Finance and International Insurance Operations)

In millions	Decrease to 15 Percentage Points	No Change	Increase to 25 Percentage Points
Estimated pre-tax net gains (loss)	$194	$-	$(1,360)
Estimated net fair value	$(3,225)	$(3,419)	$(4,779)

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

An update of the Company’s market risk as of June 30, 2009 is included under “Market Risk” within Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The defendants, including the Company, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that plaintiffs’ claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by the Company and the other defendants. On November 12, 2008, the United States Court of Appeals for the Second Circuit affirmed the Court’s dismissal on statute of limitations grounds, but remanded the case to allow the plaintiffs to file an amended complaint. The Second Consolidated Amended Class Action Complaint was filed on February 18, 2009. The defendants filed their renewed motion to dismiss on April 17, 2009, and plaintiffs filed their response on June 30, 2009.

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

On July 23, 2008, the City of Los Angeles filed two complaints in the Superior Court of the State of California for the County of Los Angeles against the Company and others. The first, against the Company, AMBAC Financial Group, Inc., XL Capital Assurance Inc., ACA Financial Guaranty Corp., Financial Guaranty Insurance Company, and CIFG Assurance North America, Inc., alleged (i) participation in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance and (ii) participation in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and a failure adequately to disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence, and negligent misrepresentation. Complaints making the same allegations against the Company and nearly all of the same co-defendants were filed in Superior Court, San Francisco County, by the City of Stockton on July 23, 2008, by the City of Oakland on August 28, 2008, by the City of San Francisco on October 8, 2008, by the County of San Mateo on October 23, 2008, by the County of Alameda on October 30, 2008, by the City of Los Angeles Department of Water and Power on December 31, 2008, by the Sacramento Municipal Utility District on December 31, 2008, and by the City of Sacramento on January 6, 2009. These cases are now coordinated as Ambac Bond Insurance Cases in San Francisco Superior Court (Judicial Council Coordination Proceeding No. 4555). On April 8, 2009, The Olympic Club filed a complaint against the Company in the Superior Court of the State of California, County of San Francisco, making similar allegations of participation in risky financial transactions in other lines of business that allegedly damaged the Company’s financial condition, and of a failure adequately to disclose the impact of those transactions on the Company’s financial condition. These allegations form the predicate for the same five common law causes of action as those in the Ambac Bond Insurance Cases, as well as a California unfair competition cause of action. The Olympic Club did not include an antitrust cause of action. The Olympic Club case is being coordinated with the Ambac Bond Insurance Cases.

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

On September 30, 2008, MBIA Corp. commenced an action in the New York State Supreme Court against Countrywide Home Loans, Inc., Countrywide Securities Corp. and Countrywide Financial Corp. (collectively, “Countrywide”). The complaint alleges that Countrywide fraudulently induced MBIA to provide financial guaranty insurance on securitizations of home equity lines of credit and closed end second liens by misrepresenting the true risk profile of the underlying collateral and Countrywide’s adherence to its strict underwriting standards and guidelines. The complaint also alleges that Countrywide breached its representations and warranties and its contractual obligations, including its obligation to cure or repurchase ineligible loans as well as its obligation to service the loans in accordance with industry standards. In an order dated July 8, 2009, the New York State Supreme Court denied Countrywide’s motion to dismiss in part, allowing the fraud cause of action to proceed against all three Countrywide defendants and the contract causes of action to proceed against Countrywide Home Loans, Inc. Defendants filed their answer to the Complaint on August 3, 2009. On July 10, 2009, MBIA Insurance Corporation commenced an action in Los Angeles Superior Court against Bank of America Corporation, Countrywide Financial Corporation, Countrywide Home Loans, Inc, Countrywide Securities Corporation, Angelo Mozilo, David Sambol, Eric Sieracki, Ranjit Kripalani, Jennifer Sandefur, Stanford Kurland, Greenwich Capital Markets, Inc., HSBC Securities (USA) Inc., UBS Securities, LLC, and various Countrywide-affiliated Trusts. The complaint alleges that Countrywide made numerous misrepresentations and omissions of material fact in connection with its sale of certain residential mortgage-backed securities, including that the underlying collateral consisting of mortgage loans, had been originated in strict compliance with its underwriting standards and guidelines. MBIA commenced this action as subrogee of the purchasers of the residential mortgage-backed securities, who incurred severe losses that have been passed on to MBIA as the insurer of the income streams on these securities.

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

On April 30, 2009, MBIA Corp. and LaCrosse Financial Products (for purposes of this paragraph, collectively, “MBIA”) commenced an action in the Supreme Court of the State of New York against Merrill Lynch, Pierce, Fenner and Smith, Inc. and Merrill Lynch International (collectively, “Merrill”). The complaint (amended on May 15, 2009) seeks damages in an as yet indeterminate amount believed to be in excess of several hundred million dollars arising from alleged misrepresentations and breaches of contract in connection with eleven CDS contracts pursuant to which MBIA wrote protection in favor of Merrill and other parties on a total of $5.7 billion in collateralized debt obligations arranged and marketed by Merrill. The complaint also seeks rescission of the CDS contracts.

In its determination of expected ultimate insurance losses on financial guarantee contracts, the Company has considered the probability of potential recoveries arising out of the contractual obligation by the sellers/servicers to repurchase or replace ineligible mortgage loans in certain second-lien mortgage securitizations, which include potential recoveries that may be affected by the legal actions against Countrywide and RFC. However, there can be no assurance that the Company will prevail in either the Countrywide or RFC actions, or the Merrill Lynch action.

On March 11, 2009, a complaint was filed in the United States District Court of the Southern District of New York against the Company and its subsidiaries, MBIA Corp. and National, entitled Aurelius Capital Master, Ltd. et al. v. MBIA Inc. et al., 09-cv-2242 (S.D.N.Y.). The lead plaintiffs, Aurelius Capital Master, Ltd., Aurelius Capital Partners, LP, Fir Tree Value Master Fund, L.P., Fir Tree Capital Opportunity Master Fund, L.P., and Fir Tree Mortgage Opportunity Master Fund, L.P., purport to be acting as representatives for a class consisting of all holders of securities, instruments, or other obligations for which MBIA Corp., before February 18, 2009, issued financial guarantee insurance other than United States municipal/governmental bond securities. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries (the “Transactions”), which were approved by the New York State Department of Insurance, constituted fraudulent conveyances under §§ 273, 274 and 276 of New York Debtor and Creditor Law and a breach of the implied covenant of good faith and fair dealing under New York common law. The Complaint seeks, inter alia, (a) a declaration that the alleged fraudulent conveyances are null and void and set aside, (b) a declaration that National is responsible for the insurance polices issued by MBIA Insurance Corporation up to February 17, 2009, and (c) an award of damages in an unspecified amount together with costs, expenses and attorneys’ fees in connection with the action. Defendants’ motion to dismiss is fully briefed. Nor oral arguments have been scheduled to date.

On April 6, 2009, a complaint was filed in the Court of Chancery for the State of Delaware against two subsidiaries of the Company, MBIA Corp. and National, entitled Third Avenue Trust and Third Avenue Variable Series Trust v. MBIA Insurance Corp. and MBIA Insurance Corp. of Illinois, CA 4486-UCL. Plaintiffs allege that they are holders of approximately $400 million of surplus notes issued by MBIA Corp. (for purposes of this section, the “Notes”) in January 2008. The complaint alleges (Count I) that certain of the Transactions breached the terms of the Notes and the Fiscal Agency Agreement dated January 16, 2008 pursuant to which the Notes were issued. The complaint also alleges that certain transfers under the Transactions were fraudulent in that they allegedly left MBIA Corp. with “unreasonably small capital” (Count II), “insolvent” (Count III), and were made with an “actual intent to defraud” (Count IV). The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions (b) declaring that the Transactions constituted a fraudulent conveyance, and (c) damages in an unspecified amount. Defendants’ motion to dismiss is fully briefed. Oral argument is scheduled for August 31, 2009.

On May 13, 2009, a complaint was filed in the New York State Supreme Court against the Company and its subsidiaries, MBIA Corp. and National, entitled ABN AMRO Bank N.V. et al. v. MBIA Inc. et al. The plaintiffs, a group of 19 domestic and international financial institutions, purport to be acting as holders of insurance policies issued by MBIA Corp. directly or indirectly guaranteeing the repayment of structured finance products. The complaint alleges that certain of the terms of the transactions entered into by the Company and its subsidiaries, which were approved by the New York State Department of Insurance, constituted fraudulent conveyances and a breach of the implied covenant of good faith and fair dealing under New York law. The complaint seeks a judgment (a) ordering the defendants to unwind the Transactions, (b) declaring that the Transactions constituted a fraudulent conveyance, (c) declaring that MBIA Inc. and National are jointly and severally liable for the insurance policies issued by MBIA Corp., and (d) ordering damages in an unspecified amount. Defendants filed their motion to dismiss on June 11, 2009, and plaintiffs filed their response on July 13, 2009.

On June 15, 2009, the same group of 19 domestic and international financial institutions who filed the above described plenary action in New York State Supreme Court filed a proceeding pursuant to Article 78 of New York’s Civil Practice Law & Rules in New York State Supreme Court against the New York Insurance Department, Eric Dinallo in his capacity as Superintendent for the Department, and the Company and its subsidiaries, MBIA Corp. and National, entitled ABN AMRO Bank N.V. et al. v. Eric Dinallo, in his capacity as Superintendent of the New York Insurance Department, the New York State Insurance Department, MBIA Inc. et al. In its motions to dismiss the three above-referenced plenary actions, the Company argued that an Article 78 proceeding is the exclusive forum in which a plaintiff may raise any challenge to the Transformation approved by the Superintendent and the Department. The petition seeks a judgment (a) declaring void and to annul the approval letter of the Superintendent of Insurance, (b) to recover dividends paid in connection with the Transactions, (c) declaring that the approval letter does not extinguish plaintiffs’ direct claims against MBIA Inc. and its subsidiaries in the plenary action described above.

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

There has been no material change in the Company’s risk factors during the six months ended June 30, 2009. For additional information on risk factors, refer to Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents repurchases made by the Company in each month during the second quarter of 2009:

Month	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Amount Purchased as Part of Publicly Announced Plan(1)	Maximum Amount That May Be Purchased Under the Plan (in thousands)(1)
April	—	$—	—	$115,077
May	100	6.14	—	115,077
June	—	—	—	115,077
(1) -

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

(2) -	100 shares were repurchased by the Company for settling awards under the Company’s long-term incentive plans.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

(a) Election of Director.

On August 3, 2009, the Board of Directors of the Company elected Theodore Shasta as a member of its Board. Mr. Shasta is a former Senior Vice President and Partner of Wellington Management Company, a global investment advisor with over $400 billion in client assets under management. At Wellington Management Company, Mr. Shasta specialized in the financial analysis of publicly traded insurance companies, including both property casualty and financial guarantee insurers. Mr. Shasta joined Wellington Management Company in March 1996 as a global industry analyst responsible for the insurance industry. In January 2008, Mr. Shasta became a portfolio advisor responsible for senior-level relationship management for existing institutional clients and consultants as well as development of new business, a position that he held until June 2009. In addition, effective January 1999, Mr. Shasta was elected Partner and was promoted to Senior Vice President, and served in such positions until he withdrew from the partnership in June 2009. Prior to joining Wellington Management Company, Mr. Shasta was a Senior Vice President with Loomis, Sayles & Company where he was an industry analyst responsible for the automotive, freight transportation and insurance industries. Before that, he served in various capacities with Dewey Square Investors and Bank of Boston. Mr. Shasta is a Trustee of the Worcester County Horticultural Society, a nonprofit organization.

Effective as of the date of his election to MBIA’s Board of Directors, Mr. Shasta was appointed to serve as a member of the Audit Committee. MBIA’s Board of Directors has determined in accordance with the independence standards set forth in the MBIA Inc. Board Corporate Governance Practices that Mr. Shasta is an Independent Director. In addition, Mr. Shasta meets the definition of “Independent Director” set forth in the New York Stock Exchange Corporate Governance Listing Standards. The MBIA Inc. Board Corporate Governance Practices can be found on MBIA’s website, www.mbia.com.

(b) Compensatory Arrangements of Certain Officers.

In order to retain his services to focus on key remediations in its current portfolio, MBIA has entered into an employment agreement with Mitchell Sonkin, MBIA’s Executive Vice President and Chief Portfolio Officer, that restructures his compensation arrangements consistent with this focus. It is contemplated that Mr. Sonkin’s duties and responsibilities will remain primarily focused on remediations, but MBIA has the right to change such duties or the entities under MBIA’s control that he works for.

In his capacity as Chief Portfolio Officer, Mr. Sonkin is responsible for the oversight of MBIA’s $778 billion global portfolio of insured credits, including all workout, remediation and asset recovery activities including asset recovery litigation. Since joining MBIA in 2004, Mr. Sonkin’s oversight and management of MBIA’s remediation activities have included the debt restructurings of various MBIA insured credits including Eurotunnel, Delta Airlines, US Airways, and Northwest Airlines among others and have resulted in the mitigation and avoidance of substantial potential losses.

Mr. Sonkin has over 30 years of experience in U.S. and international workouts and restructurings, corporate reorganization and insolvency matters, and has served as a court appointed examiner. Mr. Sonkin has played a significant role in complex structured finance, corporate infrastructure, utility, healthcare and insurance company reorganizations and served as chief counsel in the rehabilitations of Mutual Benefit Life and Confederation Life Insurance (U.S.). Before joining MBIA in 2004, Mr. Sonkin was a senior partner at the international law firm, King & Spalding, where he was co-chair of King & Spalding’s Financial Restructuring Group and a member of the firm’s Policy Committee. Prior to joining King & Spalding, Mr. Sonkin was senior partner and co-chair of the Financial Restructuring Department at the Wall Street law firm of Cadwalader, Wickersham & Taft and a member of its Management Committee.

The term of the employment under the agreement is effective as of July 1, 2009 and continues until June 30, 2010. Under the agreement, Mr. Sonkin will no longer receive long-term incentive awards in accordance with MBIA’s normal policies and practices for its senior officers. Additionally, he will no longer continue to participate in the annual incentive program for such senior officers, except that he will be treated as participating in that program for the first six months of 2009. Instead of participating in the standard arrangements, Mr. Sonkin will be paid an annual salary (his current salary) of $650,000, quarterly payments of $587,500, and have a separate bonus program based on successful remediations. The new arrangements are intended to more closely reflect the compensation arrangements and levels that Mr. Sonkin could have received had he pursued other potential employment opportunities.

The separate bonus program will provide Mr. Sonkin with the opportunity to earn up to a maximum of $1,000,000, based on performance over the 12-month period commencing on the effective date of his contract. The amount earned will be determined based on performance criteria established especially for Mr. Sonkin and the aspects of our business over which he has primary responsibility. The Compensation Committee of the Board of Directors in consultation with the Chief Executive Officer will determine the extent to which such additional bonus opportunity is earned.

The agreement provides that Mr. Sonkin will continue to participate in the other benefit plans and programs made available to employees on generally the same terms and conditions as apply to those employees.

In the event that during the term of the Agreement Mr. Sonkin’s employment is terminated by MBIA other than for Cause or if Mr. Sonkin terminates the agreement for Good Reason, he will be paid the remaining base salary and quarterly payments that would have been payable under the agreement through the end of the employment period plus a bonus determined by the Compensation Committee of the board as specified under the agreement. If Mr. Sonkin retires in accordance with MBIA’s retirement policy applicable to its senior officers or at the end of the term of the agreement, he will receive the benefits otherwise made available under the applicable MBIA plans and policies, except that he will not be entitled to any prorated bonus or cash in lieu of long term incentive award upon retirement.

The Agreement also contains certain restrictive covenants regarding Mr. Sonkin’s conduct following the termination of his employment, including a two year restriction on his ability to work for certain competitors or persons who have interests adverse to those of MBIA.

Item 6.	Exhibits

10.1	Employment Agreement between MBIA Inc. and Mitchell Sonkin dated August 4, 2009

31.1	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Additional Exhibits - National Public Finance Guarantee Corporation Financial Statements

99.2	Additional Exhibits - MBIA Insurance Corporation and Subsidiaries Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA INC. Registrant

Date: August 6, 2009	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: August 6, 2009	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)